Form 10-Q
period 2002-09-30
NEWCASTLE INVESTMENT CORP
filed 2002-11-22
CIK 1175483

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                    FORM 10-Q

X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the quarterly period ended          September 30, 2002
                               ----------------------------------------

or

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------      -----------------------

Commission File Number:  001-31458
                         ------------------------------------------------------

         Newcastle Investment Corp.
-------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

         Maryland                                             81-0559116
--------------------------------------------      ------------------------------------
(State or other jurisdiction of incorporation     (I.R.S. Employer Identification No.)
or organization)

1251 Avenue of the Americas, New York, NY         10020
-------------------------------------------------------------------------------
(Address of principal executive offices)          (Zip Code)

         (212) 798-6100
-------------------------------------------------------------------------------
(Registrant's telephone number, including area code)

-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes     X  No
-----      ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

Common stock, $0.01 per value per share: 23,488,517 outstanding as of November 15, 2002.

                           NEWCASTLE INVESTMENT CORP.
                                    FORM 10-Q

                                      INDEX

                                                                                              PAGE
                                                                                              ----
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets as of September 30, 2002 (unaudited)
          and December 31, 2001                                                                   1

          Consolidated Statements of Income (unaudited) for the three and nine
          months ended September 30, 2002 and 2001                                                2

          Consolidated Statements of Stockholders' Equity and Redeemable Preferred Stock
          (unaudited) for the nine months ended September 30, 2002 and 2001                       3

          Consolidated Statements of Cash Flows (unaudited) for the nine months
          ended September 30, 2002 and 2001                                                       4

          Notes to Consolidated Financial Statements (unaudited)                                  6

Item 2.   Management's Discussion and Analysis of Pro Forma Financial
          Condition and Results of Operations                                                     19

          Management's Discussion and Analysis of Historical Financial
          Condition and Results of Operations                                                     26

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                              32

Item 4.   Controls and Procedures                                                                 36


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                                       36

Item 2.   Changes in Securities and Use of Proceeds                                               36

Item 3.   Defaults upon Senior Securities                                                         36

Item 4.   Submission of Matters to a Vote of Security Holders                                     36

Item 5.   Other Information                                                                       36

Item 6.   Exhibits and Reports on Form 8-K                                                        36



SIGNATURES                                                                                        37

CERTIFICATIONS                                                                                    38

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

                                                                                SEPTEMBER 30, 2002
                                                                                     (UNAUDITED)      DECEMBER 31, 2001
                                                                                -------------------   -----------------
ASSETS
CBO collateral, net                                                                  $ 1,088,742            $   522,258
Operating real estate, net                                                               111,387                524,834
Real estate held for sale                                                                  2,052                   --
Marketable securities, available for sale                                                  7,184                 14,467
Loans and mortgage pools receivable, net                                                    --                   10,675
Investments in unconsolidated subsidiaries                                                  --                   73,208
Cash and cash equivalents                                                                  7,119                 31,360
Restricted cash                                                                           13,198                 34,508
Due from (to) affiliates                                                                  (1,839)                11,334
Deferred costs, net                                                                        7,925                 17,988
Receivables and other assets                                                              15,248                 21,487
                                                                                     -----------            -----------
                                                                                     $ 1,251,016            $ 1,262,119
                                                                                     ===========            ===========
LIABILITIES, MINORITY INTEREST , REDEEMABLE PREFERRED STOCK AND
STOCKHOLDERS' EQUITY
LIABILITIES
CBO bonds payable                                                                    $   867,770            $   445,514
Other bonds payable                                                                       37,078                319,303
Notes payable                                                                             50,618                111,116
Repurchase agreements                                                                      1,457                  1,457
Credit facility                                                                             --                   20,000
Derivative liabilities                                                                    54,454                 11,732
Dividends payable                                                                          6,595                  8,882
Accrued expenses and other liabilities                                                     7,137                 10,633
                                                                                     -----------            -----------
                                                                                       1,025,109                928,637
                                                                                     -----------            -----------
MINORITY INTEREST                                                                           --                    2,527
Redeemable preferred stock, $.01 par value, 100,000,000 shares authorized,
1,020,517 shares issued and outstanding at December 31, 2001                                --                   20,410
STOCKHOLDERS' EQUITY
Common stock, $.01 par value, 500,000,000 shares authorized,
16,488,517 shares issued and outstanding at
September 30, 2002 and December 31, 2001                                                     165                    165
Additional paid-in capital                                                               210,978                309,356
Dividends in excess of earnings                                                          (13,548)                (7,767)
Accumulated other comprehensive income                                                    28,312                  8,791
                                                                                     -----------            -----------
                                                                                         225,907                310,545
                                                                                     -----------            -----------
                                                                                     $ 1,251,016            $ 1,262,119
                                                                                     ===========            ===========

See notes to consolidated financial statements.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (dollars in thousands, except share data)

                                                       THREE MONTHS    THREE MONTHS    NINE MONTHS     NINE MONTHS
                                                      ENDED 9/30/02    ENDED 9/30/01   ENDED 9/30/02   ENDED 9/30/01
                                                      -------------    -------------   -------------   -------------
REVENUES:
Interest and dividend income                          $    20,197     $    11,740     $    51,253    $     36,848
Rental and escalation income                                5,178           4,880          15,196          15,503
Gain on settlement of investments                           2,604              30           7,605           7,451
Management fee from affiliate                                --             2,235           4,470           6,705
Incentive income from affiliate                              --            28,846          (1,218)         28,846
Other income                                                    5              23              17              42
                                                       ----------      ----------      ----------      ----------
                                                           27,984          47,754          77,323          95,395
                                                       ----------      ----------      ----------      ----------

EXPENSES:
Interest expense                                           13,483           8,546          34,992          27,060
Property operating expense                                  2,190           1,922           6,554           6,670
Loan servicing expense                                        126              65             327             181
General and administrative expense                            670             467           2,248           1,080
Management fees to affiliate                                  917           3,775           8,085          10,996
Preferred incentive return to affiliate                       614          16,075           1,441          16,075
Depreciation and amortization                                 705             919           2,520           2,655
                                                       ----------      ----------      ----------      ----------
                                                           18,705          31,769          56,167          64,717
                                                       ----------      ----------      ----------      ----------
Income before equity in earnings of
unconsolidated subsidiaries                                 9,279          15,985          21,156          30,678
Equity in earnings of unconsolidated
subsidiaries                                                 --               760             362           1,885
                                                       ----------      ----------      ----------      ----------
Income from continuing operations                           9,279          16,745          21,518          32,563
Income (loss) from discontinued operations                 (1,775)          1,451             245           5,870
                                                       ----------      ----------      ----------      ----------

NET INCOME                                                  7,504          18,196          21,763          38,433
Preferred dividends and related accretion                    --              (638)         (1,162)         (1,902)
                                                       ----------      ----------      ----------      ----------
INCOME AVAILABLE FOR COMMON STOCKHOLDERS              $     7,504     $    17,558     $    20,601    $     36,531
                                                       ==========      ==========      ==========      ==========
NET INCOME PER COMMON SHARE, BASIC AND DILUTED        $      0.46     $      1.06     $      1.25    $       2.21
                                                       ==========      ==========      ==========      ==========
Income from continuing operations per common
share, after preferred dividends and related
accretion, basic and diluted                          $      0.56     $      0.98     $      1.23    $       1.86
                                                       ==========      ==========      ==========      ==========
Income (loss) from discontinued operations per
common share, basic and diluted                       $     (0.10)    $      0.08     $      0.02    $       0.35
                                                       ==========      ==========      ==========      ==========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING, BASIC AND DILUTED                         16,488,517      16,494,203      16,488,517      16,494,120
                                                       ==========      ==========      ==========      ==========
DIVIDENDS DECLARED PER COMMON SHARE                   $      0.40     $      0.50     $   1.60        $      1.50
                                                       ==========      ==========      ==========      ==========

See notes to consolidated financial statements.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND REDEEMABLE PREFERRED STOCK (Unaudited) FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
(dollars in thousands)


                                                                           REDEEMABLE PREFERRED
                                                                                  STOCK               COMMON STOCK
                                                                        ---------------------------------------------
                                                                        SHARES          AMOUNT           SHARES       AMOUNT
                                                                        ---------       --------       -----------   --------
STOCKHOLDERS' EQUITY - DECEMBER 31, 2001                                1,020,517       $ 20,410        16,488,517       $165
Dividends declared by predecessor prior to commencement
  of our operations                                                            --             --                --         --
Distribution to predecessor upon commencement of our operations                --             --                --         --
Dividends declared to predecessor after commencement of our
  operations, but prior to our initial public offering                         --             --                --         --
Redemption of redeemable preferred stock                               (1,020,517)       (20,410)               --         --
Comprehensive income:
  Net income                                                                   --             --                --         --
  Unrealized gain on securities                                                --             --                --         --
  Realized (gain) on securities:  reclassification adjustment                  --             --                --         --
  Foreign currency translation                                                 --             --                --         --
  Foreign currency translation:  reclassification adjustment                   --             --                --         --
  Unrealized (loss) on derivatives designated as cash flow hedges              --             --                --         --
  Realized (gain) on derivatives designated as cash flow
     hedges:  reclassification adjustment                                      --             --                --         --
  Total comprehensive income
                                                                        ---------       --------        ----------       ----
Stockholders' equity - September 30, 2002                                      --       $     --        16,488,517       $165
                                                                        =========       ========        ==========       ====
STOCKHOLDERS' EQUITY - DECEMBER 31, 2000                                1,020,517       $ 20,167        16,499,765       $165
Dividends declared                                                             --             --                --         --
Redemption of common stock                                                     --             --           (11,248)        --
Accretion of redeemable preferred stock                                        --            243                --         --
Transition adjustment - deferred hedge gains and losses                        --             --                --         --
Comprehensive income:
  Net income                                                                   --             --                --         --
  Unrealized gain on securities                                                --             --                --         --
  Unrealized loss on securities: reclassification adjustment                   --             --                --         --
  Foreign currency translation                                                 --             --                --         --
  Unrealized (loss) on derivatives designated as cash flow hedges              --             --                --         --
  Total comprehensive income
                                                                        ---------       --------        ----------       ----
Stockholders' equity - September 30, 2001                               1,020,517       $ 20,410        16,488,517       $165
                                                                        =========       ========        ==========       ====

                                                                                               ACCUM.
                                                                 ADDITIONAL      DIVIDENDS     OTHER          TOTAL STOCK-
                                                                 PD. IN        IN EXCESS OF       COMP.        HOLDERS'
                                                                 CAPITAL         EARNINGS      INCOME          EQUITY
                                                                ---------       --------      --------       ----------
STOCKHOLDERS' EQUITY - DECEMBER 31, 2001                        $ 309,356       $ (7,767)     $  8,791       $  310,545
Dividends declared by predecessor prior to commencement
  of our operations                                                    --        (20,949)           --          (20,949)
Distribution to predecessor upon commencement of our operations   (98,378)            --       (11,075)        (109,453)
Dividends declared to predecessor after commencement of our
  operations, but prior to our initial public offering                 --         (6,595)           --           (6,595)
Redemption of redeemable preferred stock                               --             --            --               --
Comprehensive income:
  Net income                                                           --         21,763            --             21,763
  Unrealized gain on securities                                        --             --        80,799           80,799
  Realized (gain) on securities:  reclassification adjustment          --             --        (2,550)          (2,550)
  Foreign currency translation                                         --             --         3,364            3,364
  Foreign currency translation:  reclassification adjustment           --             --          (258)            (258)
  Unrealized (loss) on derivatives designated as cash flow hedges      --             --       (50,629)         (50,629)
  Realized (gain) on derivatives designated as cash flow
     hedges:  reclassification adjustment                              --             --          (130)            (130)
                                                                                                             ----------
  Total comprehensive income                                                                                     52,359
                                                                ---------       --------      --------       ----------
Stockholders' equity - September 30, 2002                       $ 210,978       $(13,548)     $ 28,312        $ 225,907
                                                                =========       ========      ========       ==========
STOCKHOLDERS' EQUITY - DECEMBER 31, 2000                        $ 309,551       $ (7,666)     $ (1,395)       $ 300,655
Dividends declared                                                     --        (26,403)           --          (26,403)
Redemption of common stock                                           (195)            --            --             (195)
Accretion of redeemable preferred stock                                --           (243)           --             (243)
Transition adjustment - deferred hedge gains and losses                --             --         4,064            4,064
Comprehensive income:
  Net income                                                           --         38,433            --           38,433
  Unrealized gain on securities                                        --             --        36,492           36,492
  Unrealized loss on securities: reclassification adjustment           --             --           954              954
  Foreign currency translation                                         --             --        (2,516)          (2,516)
  Unrealized (loss) on derivatives designated as cash flow hedges      --             --       (15,578)         (15,578)
  Total comprehensive income                                                                                 ----------
                                                                                                                 57,785
                                                                ---------       --------      --------       ----------
Stockholders' equity - September 30, 2001                       $ 309,356       $  4,121      $ 22,021       $  335,663
                                                                =========       ========      ========       ==========

See notes to consolidated financial statements.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(dollars in thousands)

                                                                             NINE MONTHS ENDED       NINE MONTHS ENDED
                                                                             SEPTEMBER 30, 2002      SEPTEMBER 30, 2001
                                                                             ------------------      ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                        $  21,763              $ 38,433
Adjustments to reconcile net income to net cash provided by operating activities
(inclusive of amounts related to discontinued operations):
Depreciation and amortization                                                         7,882                10,383
Accretion of discount and other amortization                                         (3,135)               (2,515)
Equity in earnings of unconsolidated subsidiaries                                      (362)               (1,885)
Accrued incentive income from affiliate                                               1,218               (14,423)
Minority interest                                                                        14                   (89)
Deferred rent                                                                        (1,149)               (1,523)
Gain on settlement of investments                                                    (5,935)               (9,388)
Change in:
Restricted cash                                                                      (5,880)                 (956)
Receivables and other assets                                                         (3,956)                1,571
Accrued expenses and other liabilities                                                5,876                 2,452
Due from affiliates                                                                  (1,002)               (1,205)
                                                                                   --------                ------
Net cash provided by operating activities:                                           15,334                20,855
                                                                                   --------                ------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase and improvement of operating real estate                                    (2,254)               (3,826)
Proceeds from sale of operating real estate                                          42,826                    --
Repayments of loan principal                                                         12,055                29,730
Proceeds from settlement of loans and foreclosed real estate                            364                28,652
Contributions to unconsolidated subsidiaries                                        (19,991)              (22,588)
Distributions from unconsolidated subsidiaries                                        8,265                19,787
Purchase of CBO collateral                                                         (646,420)              (47,509)
Proceeds from sale of CBO collateral                                                225,923                67,531
Payment of deferred transaction costs                                                (1,432)               (4,174)
Purchase of marketable securities                                                    (6,941)                   --
Proceeds from sale of marketable securities                                              --                10,052
                                                                                   --------                ------
Net cash provided by (used in) investing activities:                               (387,605)               77,655
                                                                                   --------                ------

See notes to consolidated financial statements.             Continuing on Page 5

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(dollars in thousands)

                                                                             NINE MONTHS ENDED        NINE MONTHS ENDED
                                                                             SEPTEMBER 30, 2002       SEPTEMBER 30, 2001
                                                                             ------------------       ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under repurchase agreements                                                   --                10,000
Repayments of repurchase agreements                                                      --               (15,840)
Repayments of notes payable                                                         (65,840)                 (771)
Issuance of CBO bonds payable                                                       438,787                    --
Repayments of CBO bonds payable                                                     (17,742)                   --
Issuance of other bonds payable                                                      37,169                    --
Repayments of other bonds payable                                                    (8,151)              (35,156)
Draws under credit facility                                                          20,000                11,000
Repayments of credit facility                                                        (1,750)              (34,000)
Minority interest distributions                                                          --                (5,078)
Redemption of common stock                                                               --                  (195)
Redemption of redeemable preferred stock                                            (20,410)                   --
Dividends paid                                                                      (19,938)              (26,552)
Distribution of cash to predecessor                                                 (12,423)                   --
Payment of deferred financing costs                                                  (1,672)                 (366)
                                                                                    -------               -------
Net cash provided by (used in) financing activities                                 348,030               (96,958)
                                                                                    -------               -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                (24,241)                1,552
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                       31,360                10,575
                                                                                    -------               -------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $   7,119              $ 12,127
                                                                                  =========              ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest expense                                  $  42,608              $ 44,138
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock dividends declared but not paid                                      $   6,595              $     --
Contribution of assets to unconsolidated subsidiary                               $  (1,454)             $     --
Deposit used in acquisition of CBO collateral                                     $  23,631              $     --
Distribution of non-cash assets and liabilities to predecessor                    $(109,453)             $     --

See notes to consolidated financial statements.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) SEPTEMBER 30, 2002
(tables in thousands, except per share data)

1.       GENERAL

         Newcastle Investment Corp. and subsidiaries ("Newcastle") was formed in June 2002 as a wholly owned subsidiary of Newcastle Investment Holdings Corp. ("Newcastle Holdings") for the purpose of separating the real estate securities and credit leased real estate businesses from Newcastle Holdings' other investments. In July 2002, Newcastle Holdings contributed to Newcastle certain assets and liabilities in exchange for 16,488,517 shares of Newcastle's common stock. However, for accounting purposes this transaction is presented as a reverse spin-off. Under a reverse spin-off, Newcastle is treated as the continuing entity and the assets that were retained by Newcastle Holdings and not contributed to Newcastle are accounted for as if they were distributed at their historical book basis through a spin-off to Newcastle Holdings. Newcastle's operations commenced on July 12, 2002.

         Newcastle is a Maryland corporation that invests in real estate securities and other real estate-related assets. Newcastle conducts its business through two primary segments: (i) real estate securities and
         (ii) revenue producing real estate, primarily credit leased real estate.

         Newcastle is organized and conducts its operations to qualify as a REIT for federal income tax purposes. As such, Newcastle will generally not be subject to federal income tax on that portion of its income that is distributed to shareholders if it distributes at least 90% of its REIT taxable income to its shareholders by the due date of its federal income tax return and complies with various other requirements.

         In October 2002, Newcastle sold 7 million shares of its common stock in a public offering at a price to the public of $13.00 per share, for net proceeds of approximately $80 million after deducting the underwriters' discount and other offering expenses. A portion of the proceeds of this offering were used to purchase a portfolio of mortgage loans and to make additional investments. Subsequent to this offering, Newcastle has 23,488,517 common shares outstanding.

         Newcastle Holdings is a Maryland corporation that invests in real estate-related assets on a global basis. Its primary businesses are (1) investing in marketable real estate-related securities, (2) investing in commercial properties leased to third parties, (3) investing in Fortress Investment Fund LLC ("Fund I") and (4) investing in distressed, sub-performing and performing residential and commercial mortgage loans, or portfolios thereof, and related properties acquired in foreclosure or by deed-in-lieu of foreclosure. At the date of the commencement of Newcastle's operations, Newcastle Holdings had 16,488,517 common shares and no preferred shares issued and outstanding.

         Newcastle has entered into a management agreement (the "Management Agreement") with Fortress Investment Group LLC (the "Manager"), an affiliate, under which the Manager advises Newcastle on various aspects of its business and manages its day-to-day operations, subject to the supervision of Newcastle's board of directors. For its services, the Manager receives an annual management fee and a preferred incentive return, both as defined in the Management Agreement. The Manager also manages Newcastle Holdings and Fund I.

         The consolidated financial statements include the accounts of Newcastle and its controlled subsidiaries, subsequent to the date of commencement of its operations, and also include the accounts of its predecessor, Newcastle Holdings, prior to such date.

         Newcastle Holdings' investments in real estate securities and a portion of its investments in revenue-producing real estate were transferred to Newcastle. The real estate (GSA portfolio) and real estate loans operations treated as being distributed to Newcastle Holdings have been accounted for as discontinued operations, because they constituted a component of an entity, while the other operations treated as being distributed to Newcastle Holdings, including the investment in Fund I, have not been accounted for as such, because they did not constitute a component of an entity as defined in SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets."

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2002

         The accompanying consolidated financial statements and related notes of Newcastle have been prepared in accordance with accounting principals generally accepted in the United States for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under accounting principals generally accepted in the United States have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of Newcastle's financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These financial statements should be read in conjunction with Newcastle's registration statement on Form S-11 (File No. 333-90578), which was declared effective by the Securities and Exchange Commission on October 9, 2002.

2.       INFORMATION REGARDING BUSINESS SEGMENTS

         Newcastle conducts its business through two primary segments: real estate securities and revenue-producing real estate.

         Newcastle Holdings conducted its business in four primary segments: real estate securities, revenue-producing real estate, real estate loans, and its investment in Fund I.

         The real estate securities segment was retained by Newcastle. The revenue-producing real estate segment, which comprised three portfolios of properties, was split as follows: the Bell (Canadian) and LIV (Belgian) properties were retained by Newcastle while the GSA (U.S.) properties were distributed to Newcastle Holdings. The real estate loans and Fund I segments were distributed to Newcastle Holdings. Certain amounts have been reclassified from the Unallocated segment to the Fund I segment; such amounts did not effect net income or total assets in either segment.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2002

         Summary financial data on Newcastle's segments is given below, together with a reconciliation to the same data for Newcastle as a whole (including its predecessor, as applicable, as described in Note 1) (in thousands):

                                                     Real Estate
                                                         Debt                    Real Estate
                                                      Securities    Real Estate     Loans     Fund I       Unallocated     Total
                                                      ----------    -----------   ---------   --------     -----------  -----------
September 30, 2002 and the Nine Months then Ended
Gross revenues                                        $    58,728    $  15,138    $     --    $  3,287     $    170     $    77,323
Operating expenses                                           (370)      (7,133)         --      (3,861)      (7,291)        (18,655)
                                                      -----------    ---------    --------    --------     --------     -----------
Operating income (loss)                                    58,358        8,005          --        (574)      (7,121)         58,668
Interest expense                                          (28,864)      (3,792)         --          --       (2,336)        (34,992)
Depreciation and amortization                                  --       (2,090)         --        (329)        (101)         (2,520)
Equity in earnings of unconsolidated subsidiaries              --           --          --         303           59             362
                                                      -----------    ---------    --------    --------     --------     -----------
Income (loss) from continuing operations                   29,494        2,123          --        (600)      (9,499)         21,518
Income (loss) from discontinued operations                     --          744        (499)         --           --             245
                                                      -----------    ---------    --------    --------     --------     -----------
Net Income (Loss)                                     $    29,494    $   2,867    $   (499)   $   (600)    $ (9,499)    $    21,763
                                                      ===========    =========    ========    ========     ========     ===========
Revenue derived from non-US sources:
Canada                                                $        --    $  10,198    $     --    $     --     $     --     $    10,198
                                                      ===========    =========    ========    ========     ========     ===========
Belgium                                               $        --    $   3,736    $     --    $     --     $     --     $     3,736
                                                      ===========    =========    ========    ========     ========     ===========
Italy                                                 $        --    $      --    $    180    $     --     $     --     $       180
                                                      ===========    =========    ========    ========     ========     ===========
Total assets                                          $ 1,117,126    $ 128,201    $     --    $     --     $  5,689     $ 1,251,016
                                                      ===========    =========    ========    ========     ========     ===========
Long-lived assets outside the US:
Canada                                                $        --    $  57,220    $     --    $     --     $     --     $    57,220
                                                      ===========    =========    ========    ========     ========     ===========
Belgium                                               $        --    $  70,981    $     --    $     --     $     --     $    70,981
                                                      ===========    =========    ========    ========     ========     ===========
December 31, 2001
Total assets                                          $   560,155    $ 565,481    $ 12,920    $ 97,562     $ 26,001     $ 1,262,119
                                                      ===========    =========    ========    ========     ========     ===========
Long-lived assets outside the US:
Canada                                                $        --    $  51,060    $     --    $     --     $     --     $    51,060
                                                      ===========    =========    ========    ========     ========     ===========
Belgium                                               $        --    $  68,399    $     --    $     --     $     --     $    68,399
                                                      ===========    =========    ========    ========     ========     ===========

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2002

                                               Real Estate
                                                  Debt                      Real Estate
                                               Securities     Real Estate      Loans         Fund I       Unallocated      Total
                                               ----------     -----------      -----         ------       -----------      -----
Three Months Ended September 30, 2002
Gross revenues                                  $ 22,870       $  5,109       $    --       $     --       $     5       $ 27,984
Operating expenses                                  (137)        (2,287)           --             --        (2,093)        (4,517)
                                                --------       --------       -------       --------       -------       --------
Operating income (loss)                           22,733          2,822            --             --        (2,088)        23,467
Interest expense                                 (12,197)        (1,286)           --             --            --        (13,483)
Depreciation and amortization                         --           (705)           --             --            --           (705)
                                                --------       --------       -------       --------       -------       --------
Income (loss) from continuing operations          10,536            831            --             --        (2,088)         9,279
Income (loss) from discontinued operations            --         (1,775)           --             --            --         (1,775)
                                                --------       --------       -------       --------       -------       --------
Net Income (Loss)                               $ 10,536       $   (944)      $    --       $     --       $(2,088)      $  7,504
                                                ========       ========       =======       ========       =======       ========
Revenue derived from non-US sources:
Canada                                          $     --       $  2,446       $    --       $     --       $    --       $  2,446
                                                ========       ========       =======       ========       =======       ========
Belgium                                         $     --       $  1,101       $    --       $     --       $    --       $  1,101
                                                ========       ========       =======       ========       =======       ========
Nine Months Ended September 30, 2001
Gross revenues                                  $ 42,081       $ 15,661       $    --       $ 36,068       $ 1,585       $ 95,395
Operating expenses                                  (181)        (7,152)           --        (21,128)       (6,541)       (35,002)
                                                --------       --------       -------       --------       -------       --------
Operating income (loss)                           41,900          8,509            --         14,940        (4,956)        60,393
Interest expense                                 (20,519)        (4,234)           --             --        (2,307)       (27,060)
Depreciation and amortization                         --         (1,918)           --           (395)         (342)        (2,655)
Equity in earnings of unconsolidated
subsidiaries                                           --             --            --          3,540        (1,655)         1,885
                                                 --------       --------       -------       --------       -------       --------

Income (loss) from continuing operations          21,381          2,357            --         18,085        (9,260)        32,563
Income from discontinued operations                   --          3,913         1,957             --            --          5,870
                                                --------       --------       -------       --------       -------       --------
Net Income (Loss)                               $ 21,381       $  6,270       $ 1,957       $ 18,085       $(9,260)      $ 38,433
                                                ========       ========       =======       ========       =======       ========
Revenue derived from non-US sources:
Canada                                          $     --       $ 12,034       $   124       $     --       $    --       $ 12,158
                                                ========       ========       =======       ========       =======       ========
Belgium                                         $     --       $  5,448       $    --       $     --       $    --       $  5,448
                                                ========       ========       =======       ========       =======       ========
Italy                                           $     --       $     --       $   653       $     --       $    --       $    653
                                                ========       ========       =======       ========       =======       ========
Three Months Ended September 30, 2001
Gross revenues                                  $ 11,577       $  4,918       $    --       $ 31,164       $    95       $ 47,754
Operating expenses                                   (65)        (2,033)           --        (16,658)       (3,548)       (22,304)
                                                --------       --------       -------       --------       -------       --------
Operating income (loss)                           11,512          2,885            --         14,506        (3,453)        25,450
Interest expense                                  (6,571)        (1,394)           --             --          (581)        (8,546)
Depreciation and amortization                         --           (640)           --           (164)         (115)          (919)
Equity in earnings of unconsolidated
subsidiaries                                          --             --            --            630           130            760
                                                --------       --------       -------       --------       -------       --------
Income (loss) from continuing operations           4,941            851            --         14,972        (4,019)        16,745
Income from discontinued operations                   --          1,423            28             --            --          1,451
                                                --------       --------       -------       --------       -------       --------
Net Income (Loss)                               $  4,941       $  2,274       $    28       $ 14,972       $(4,019)      $ 18,196
Revenue derived from non-US sources:
                                                ========       ========       =======       ========       =======       ========
Canada                                          $     --       $  3,660       $    45       $     --       $    --       $  3,705
                                                ========       ========       =======       ========       =======       ========
Belgium                                         $     --       $  1,812       $    --       $     --       $    --       $  1,812
                                                ========       ========       =======       ========       =======       ========
Italy                                           $     --       $     --       $   (64)      $     --       $    --       $    (64)
                                                ========       ========       =======       ========       =======       ========

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2002

The following table summarizes the activity affecting the equity held by Newcastle in unconsolidated subsidiaries.

                                                                      Fortress Investment
                                                     Austin Holdings         Fund LLC              Total
                                                     ---------------         --------            --------
Balance 12/31/01                                        $ 4,977             $ 68,231             $ 73,208
Contributions to unconsolidated subsidiaries              3,237               16,754               19,991
Contribution of assets to unconsolidated
subsidiaries                                              1,454                   --                1,454
Distributions from unconsolidated
subsidiaries                                               (522)              (7,743)              (8,265)
Equity in earnings of unconsolidated
subsidiaries                                                 59                  303                  362
Equity in OCI of unconsolidated subsidiaries                 --                  (15)                 (15)
Other                                                        --                 (329)                (329)
Distribution to Newcastle Holdings                       (9,205)             (77,201)             (86,406)
                                                         ------              -------              -------
Balance 9/30/02                                         $    --             $     --             $     --
                                                        =======             =======              ========

Summarized financial information related to Newcastle's unconsolidated subsidiaries was as follows (in thousands).

                                                                  Austin Holdings         Fortress Investment Fund LLC (A)
                                                                  --------------------------------------------------------
                                                                  12/31/2001                                    12/31/2001
                                                                  ----------                                    ----------
Assets                                                               $ 7,947                                      $612,083
Liabilities                                                           (2,353)                                           --
Minority interest                                                       (352)                                           --
                                                                   ----------                                    ----------
Equity                                                               $ 5,242                                      $612,083
                                                                   ==========                                    ==========
Equity held by Newcastle (B)                                         $ 4,977                                      $ 68,231
                                                                   ==========                                    ==========

                                                Period from                             Period from
                                              January 1, 2002                         January 1, 2002
                                                  through        Nine months ended        through         Nine months ended
                                              July 12, 2002          9/30/01            July 12, 2002         9/30/01
                                              -------------      ------------------   ---------------     -----------------
Revenues                                           $ 585             $  (506)              $ 9,740               $ 139,927
Expenses                                            (477)             (1,234)               (4,470)                 (7,705)
Minority interest                                    (45)                 (3)                   --                      --
                                                  -------           ---------             ---------             -----------
Net income (loss)                                  $  63             $(1,743)              $ 5,270               $ 132,222
                                                  =======           =========             =========             ===========
Newcastle's equity in net income (loss)            $  59             $(1,655)              $   303               $   3,540
                                                  =======           =========             =========             ===========

(A) Fortress Investment Fund LLC's summary financial information is presented on a fair value basis, consistent with its internal basis of accounting, while Newcastle's equity is presented on a GAAP basis. Newcastle's equity in net income excludes its incentive income.

(B) Newcastle also had a $3.2 million receivable from Austin at December 31, 2001.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2002


3.       2002 ACTIVITIES PRIOR TO COMMENCEMENT OF OUR OPERATIONS

         Consistent with the treatment of Newcastle's formation as a reverse spin-off (Note 1), the transactions described below were completed by Newcastle's predecessor, Newcastle Holdings, but are described as being completed by Newcastle.

         In June 2002, Newcastle declared a common dividend of $0.60 per common share which was paid in July 2002. In March 2002, Newcastle declared a common dividend of $0.60 per common share which was paid in April 2002.

         In April 2002, Newcastle completed the CBO II Transaction whereby a consolidated subsidiary issued $444.0 million of investment grade senior securities and $56.0 million of non-investment grade subordinated securities (the "CBO II Securities") in a private placement. The senior securities were issued for net proceeds of $438.8 million after issue costs. The subordinated securities have been retained by Newcastle. The CBO II Securities are primarily collateralized by a portfolio of CMBS, unsecured REIT debt, asset-backed securities, and a limited amount of other securities, which was acquired with the proceeds from the CBO II Securities and with the deposit Newcastle had made on such securities. At September 30, 2002, the $439.0 million carrying amount of senior securities, which bore interest at a weighted average effective rate, including discount and cost amortization, of approximately 3.48%, had an expected weighted average life of approximately 7.61 years. One class of the senior securities bears a floating interest rate. Newcastle obtained an interest rate swap and cap in order to hedge its exposure to the changes in market interest rates with respect to this security, at an initial cost of $1.2 million.

         In April 2002, Newcastle repurchased the $17.5 million Class E Note (the "Class E Note") which was issued from its CBO I securitization. The repurchase of the Class E Note represents a repayment of debt and was recorded as a reduction of CBO Bonds Payable. The Class E Note is included in the CBO II Collateral which was purchased in connection with the CBO II Transaction. The Class E Note is eliminated in consolidation. In April 2002, Newcastle refinanced the Bell Canada Properties through a securitization transaction. The issued securities are secured by the Bell Canada Properties and lease payments thereunder. At September 30, 2002, the $37.1 million carrying amount of outstanding securities, which bore interest at a weighted average effective rate, including cost amortization, of approximately 6.72%, had an expected weighted average life of approximately 2.7 years. Newcastle has retained one class of the issued securities. The proceeds from the issued securities were used, in part, to repay the Bell Canada Mortgage.

         In May 2002, Newcastle sold one of its GSA Properties with a net basis of $33.0 million for a net purchase price of approximately $34.1 million, at a gain of $1.1 million.

         In May 2002, it sold a commercial property located in Brussels, Belgium for gross proceeds of approximately $8.9 million, at a loss of approximately $1.1 million. Pursuant to Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," Newcastle has retroactively recorded the operations of such properties in Income from Discontinued Operations for all periods presented.

         In June 2002, Newcastle redeemed the remaining $20.4 million of its outstanding redeemable preferred stock.

         Newcastle Holdings created $62.3 million face of mezzanine bonds issued by its subsidiaries which indirectly own the GSA Properties. The bonds are not entitled to any scheduled interest or amortization prior to their maturity date in May 2011. None of the bonds are secured by mortgages on the GSA Properties; the bonds are secured by equity interests in the direct or indirect owners of the GSA Properties. These bonds, which were included in the CBO Collateral and CBO II Collateral, were retained by Newcastle. These bonds were sold by Newcastle at a loss of $0.3 million in September 2002.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2002

4.       RECENT ACTIVITIES

         The following is a summary of Newcastle's real estate securities at September 30, 2002, all of which are classified as available for sale and are therefore marked to market through other comprehensive income pursuant to SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities." Unrealized losses that are considered other than temporary are recognized currently in income. There were no such losses incurred during the nine months ended September 30, 2002.

                                                      Gross Unrealized
                                                      ----------------
                         Principal     Amortized
CBO I                     Balance      Cost Basis    Gains        Losses
-----                     -------      ----------    -----        ------
CMBS                    $  311,367     $268,799     $34,513     $(1,720)
Unsecured REIT debt        231,615      229,906      24,302          --
                           -------      -------      ------      ------
Subtotal - CBO I           542,982      498,705      58,815      (1,720)
                           -------      -------      ------      ------
CBO II
CMBS                       268,943      255,601      21,123        (245)
Unsecured REIT debt         93,710       93,907       9,226          --
Other                       78,030       74,772       3,253        (133)
                           -------      -------      ------      ------
Subtotal - CBO II          440,683      424,280      33,602        (378)
                           -------      -------      ------        ----
Non-CBO securities          19,326        7,184          --          --
                           -------      -------      ------      ------
Total/Average*          $1,002,991     $930,169     $92,417     $(2,098)
                        ==========     ========     =======     =======

                                                 Weighted Average
                                     ------------------------------------------
                                                                       Term to
                                       Moody's                         Maturity
                       Carrying Value  Rating     Coupon     Yield     (Years)
                       --------------  ------     ------     -----     -------
CBO I
CMBS                    $  301,592       Ba1      6.64%      9.67%      7.06
Unsecured REIT debt        254,208      Baa2      7.26%      7.64%      5.61
                           -------      ----      -----     -----       ----
Subtotal - CBO I           555,800       Ba1      6.90%      8.89%      6.44
                           -------      ----      -----     -----       ----
CBO II
CMBS                       276,479      Baa3      6.29%      6.92%      7.14
Unsecured REIT debt        103,133      Baa3      7.64%      7.54%      6.50
Other                       77,892        A3      7.60%      8.35%     10.11
                           -------      ----      -----     -----       ----
Subtotal - CBO II          457,504      Baa3      6.81%      7.31%      7.53
                           -------      ----      -----     -----       ----
Non-CBO securities           7,184       N/A      7.40%     18.94%      7.60
                           -------      ----      -----     -----       ----
Total/Average*          $1,020,488      Baa3      6.87%      8.25%      6.94
                        ==========      ====      ====       ====       ====


         *Carrying value excludes restricted cash of $75.4 million included in CBO Collateral pending its reinvestment in securities. Average rating excludes non-CBO securities. The total carrying value of fixed rate securities is $941.1 million, and of variable rate securities is $79.4 million, at September 30, 2002.

         In July 2002, Newcastle entered into an agreement with a major investment bank whereby such bank will purchase up to $450 million of commercial mortgage backed securities, unsecured REIT debt, real estate loans and asset backed securities (the "CBO III Collateral"), subject to Newcastle's right to purchase such securities from them. This agreement is treated as a non-hedge derivative for accounting purposes and is therefore marked-to-market through current income; no material mark has been booked through September 30, 2002. The CBO III Collateral is expected to be included in a securitization transaction in which Newcastle would acquire the equity interest (the "CBO III Transaction"). As of September 30, 2002, $123.7 million of the $450 million had been accumulated. If the CBO III Transaction is not consummated as a result of Newcastle's failure to acquire the equity interest or otherwise as a result of Newcastle's gross negligence or willful misconduct, Newcastle would be required to either purchase the CBO III Collateral or pay the difference between the original purchase price of the CBO III Collateral and the price at which the CBO III Collateral is sold to a third-party (a "Collateral Loss"). If the CBO III Transaction fails to close for any other reason, Newcastle would be required to either purchase the CBO III Collateral or pay the lesser of $15 million and the Collateral Loss or, if Newcastle had paid a deposit on the CBO III Collateral in exchange for a portion of the interest

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2002

         payments on such securities, the lesser of the Collateral Loss and any such deposit. Although Newcastle currently anticipates completing the CBO III Transaction during the first quarter of 2003, there is no assurance that the CBO III Transaction will be consummated. As of September 30, 2002, Newcastle estimates that the fair value of the securities purchased by such bank is in excess of the purchase price paid by such bank. In November 2002, Newcastle made deposits aggregating $24.9 million under such agreement (the "CBO III Deposit").

         In August 2002, Newcastle entered into a contract to sell a commercial property located in Canada for gross proceeds of approximately $1.4 million, at a loss of approximately $1.5 million including the write off of accumulated other comprehensive income related to foreign currency translation. The sale is contracted to occur in April 2003. Pursuant to SFAS No. 144, Newcastle has reclassified the net carrying value of this property to Real Estate Held for Sale and has retroactively recorded the operations of such property in Income from Discontinued Operations for all periods presented.

         In September 2002, Newcastle declared a common dividend of $0.40 per common share, for the third quarter of 2002, which was paid to Newcastle Holdings in October 2002. In October 2002, Newcastle declared a common dividend of $0.06 per common share, for the period from October 1 to October 15, 2002, which was paid to Newcastle Holdings in October 2002.

         In October 2002, Newcastle sold 7 million shares of its common stock in a public offering at a price to the public of $13.00 per share, for net proceeds of approximately $80 million after deducting the underwriters' discount and other offering expenses. A portion of the proceeds of this offering were used to purchase a portfolio of mortgage loans, as described below, and to make additional investments, including the CBO III Deposit. Subsequent to this offering, Newcastle has 23,488,517 common shares outstanding.

         In November 2002, Newcastle utilized $13.5 million of its offering proceeds to purchase a $260.2 million portfolio of mortgage loans subject to $246.7 million of financing. The mortgage loans bore interest at a net weighted average rate of approximately 3.44% on the date of purchase, and the financing bore interest at a weighted average rate of approximately LIBOR + 0.37% on such date.

         In November 2002, Newcastle refinanced its Belgian portfolio for proceeds of EUR 60 million or approximately $60.6 million. The refinancing bears interest at a rate of Euribor + 1.45% and matures in November 2006. The proceeds of the refinancing were primarily used to repay the existing financing on such portfolio. Newcastle has hedged its exposure to the risk of changes in market interest rates with respect to this refinancing by obtaining an interest rate swap.

         At September 30, 2002 Due From (To) Affiliates is comprised of $1.8 million due to Newcastle Holdings representing Newcastle's pro rata share of certain general and administrative expenses, management fees and incentive return.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2002


5. DERIVATIVE INSTRUMENTS

   The following table summarizes the notional amounts and fair (carrying) values of Newcastle's derivative financial instruments as of September 30, 2002 (amounts in thousands).

                                                                                                        Longest
                                                           Notional Amount         Fair Value           Maturity
                                                           ---------------         ----------           -------

      Interest rate caps treated as hedges, net (A)              $198,764              $5,720           October 2015

      Interest rate swaps, treated as hedges, net (B)            $451,736            ($51,685)            April 2011

      Non-hedge derivative obligations (B)                             (C)              ($511)             July 2038

      (A) Included in Deferred Costs, Net.
      (B) Included in Derivative Liabilities.
      (C) Represents two essentially offsetting interest rate caps and two essentially offsetting interest rate swaps, each with notional amounts of $32.5 million, an interest rate cap with a notional amount of $17.5 million, and an interest rate cap with a notional amount of approximately $58.7 million. Also includes the CBO III agreement which has a notional amount of $123.7 million at September 30, 2002.

6. SUMMARY PRO FORMA CONSOLIDATED STATEMENTS OF INCOME

   The unaudited pro forma consolidated statements of income are presented as if the distribution to Newcastle Holdings and the commencement of Newcastle's operations had been consummated on January 1, 2002 and 2001, respectively. The historical results of operations of the assets and liabilities treated as being distributed to Newcastle Holdings for the period prior to the commencement of Newcastle's operations have been presented as discontinued operations for those operations that constitute a component of an entity. Of the assets treated as being distributed to Newcastle Holdings, the GSA portfolio and the mortgage loans qualify as a component of an entity. The remaining operations (the "Eliminated Operations") related to the other assets and the liabilities treated as being distributed to Newcastle Holdings which are not a component of an entity have been eliminated.

   The unaudited pro forma consolidated statements of income are presented for comparative purposes only, and are not necessarily indicative of what Newcastle's actual consolidated results of operations would have been for the periods presented, nor do they purport to represent the results of any future periods. In the opinion of management, all adjustments necessary to present fairly the unaudited pro forma financial information have been made.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2002


                   CONSOLIDATED PRO FORMA STATEMENT OF INCOME
                  For the Nine Months Ended September 30, 2002


                                                                                Distributed to
                                                                                   Newcastle
                                                                                   Holdings
                                                                                  ----------
                                                                                  Eliminated
                                                            Historical (A)        Operations           Pro Forma
                                                           --------------         ----------           ---------
REVENUES
Interest and dividend income                                 $ 51,253              $   (226)  (B)       $51,027
Rental and escalation income                                   15,196                    --              15,196
Gain (loss) on settlement of
investments                                                     7,605                    29   (B)         7,634
Management fee from affiliate                                   4,470                (4,470)  (B)            --

Incentive income from affiliate                                (1,218)                1,218   (B)            --

Other income                                                       17                    (3)  (B)            14
                                                             --------              --------             -------
                                                               77,323                (3,452)             73,871
                                                             --------              --------             -------

EXPENSES

Interest expense                                               34,992                (2,336)  (B)        32,656
Property operating expense                                      6,554                    --               6,554
Loan servicing expense                                            327                    --                 327
General and administrative expense                              2,248                  (100)  (B)         2,148
Management fees to affiliates                                   8,085                (5,345)  (C)         2,740
Incentive return to affiliates                                  1,441                  (827)  (C)           614
Depreciation and amortization                                   2,520                  (430)  (B)         2,090
                                                             --------              --------             -------

                                                               56,167                (9,038)             47,129
                                                             --------              --------             -------

INCOME BEFORE EQUITY IN EARNINGS
 OF UNCONSOLIDATED SUBSIDIARIES                                21,156                 5,586              26,742
Equity in earnings (losses) of unconsolidated
 subsidiaries                                                     362                  (362)  (B)            --
                                                             --------              --------             -------
INCOME FROM CONTINUING OPERATIONS                            $ 21,518              $  5,224             $26,742
                                                             ========              ========             =======
Income from continuing operations per common
  share, basic and diluted                                     $ 1.30                                   $  1.58
                                                               ======                                   =======
Weighted average number of common shares outstanding,
basic and diluted                                              16,489                                    16,969 (D)
                                                               ======                                   =======

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2002


      (A) Historical amounts were derived from Newcastle's unaudited historical consolidated financial statements as of and for the nine months ended September 30, 2002.

      (B) Adjustments represent historical results of operations related to other investments treated as being distributed to Newcastle Holdings, which have been eliminated, as they will have no continuing impact on Newcastle's operations, as follows:


                                                                      RELATED INVESTMENT
                                                    ----------------------------------------------------
                                                                 FORTRESS
                                                     AUSTIN     INVESTMENT
CAPTION                                             HOLDINGS       FUND           ICH (i)      CORPORATE               TOTAL
-------                                             --------       ----           -------      ---------               -----

Interest and dividend income                           $--       $   (35)          $--         $  (191)               $  (226)
Gain on settlement of investments                       --            --            29              --                     29
Management fee from affiliate                           --            --            --          (4,470)   (ii)         (4,470)
Incentive income from affiliate                         --         1,218            --             --                   1,218
Other income                                            --            --            --              (3)                    (3)
Interest expense                                        --            --            --          (2,336)   (iii)        (2,336)
General and administrative expense                      --            --            --            (100)   (iv)           (100)
Depreciation and amortization                           --          (329)           --            (101)   (v)            (430)
Equity in earnings of unconsolidated subsidiaries      (59)         (303)           --              --                   (362)


            (i) Relates to assets acquired in the ICH transaction which were sold prior to the commencement of Newcastle's operations.

            (ii) Represents the management fee received by the Fund I Managing Member related to Fund I which is paid directly to the Manager and will have no continuing impact on Newcastle's operations.

            (iii) Represents interest on Newcastle Holdings' line of credit.

            (iv) Represents data processing expenses, state and local taxes, and professional fees related directly to entities and assets treated as being distributed to Newcastle Holdings.

            (v) Represents depreciation of furniture, fixtures and equipment treated as being distributed to Newcastle Holdings.



(C) Management fees related to the Fund I Managing Member's agreement with Fund I ($4.5 million) have been eliminated as they will have no continuing impact on Newcastle's operations. Management fees related to Newcastle Holdings' management agreement with the Manager have been allocated pro rata between continuing operations and operations related to assets distributed to Newcastle Holdings, based on pro forma equity; incentive return has been allocated based on the investments which generated such return. Newcastle notes that it will not be responsible for management fees or incentive return related to the investments or equity distributed to Newcastle Holdings. The actual management fee charged to Newcastle is based upon actual equity, as defined. Accordingly, management fees have been allocated between the operations treated as being distributed to Newcastle Holdings and Newcastle's continuing operations based upon the same methodology.

(D) Includes 0.5 million shares deemed to be issued for pro forma statement of income purposes only, which would generate incremental proceeds sufficient to offset Newcastle Holdings' dividends in excess of earnings for the period from January 1, 2002 through July 12, 2002 of $6.7 million.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2002

                   CONSOLIDATED PRO FORMA STATEMENT OF INCOME
                  For the Nine Months Ended September 30, 2001

                                                                                    Distributed to
                                                                                      Newcastle
                                                                                       Holdings
                                                                                      ----------
                                                                                      Eliminated
                                                              Historical (A)          Operations             Pro Forma
                                                              --------------          ----------             ---------
REVENUES


Interest and dividend income                                    $36,848             $ (1,017)   (B)          $ 35,831
Rental and escalation income                                     15,503                 --                     15,503
Gain (loss) on settlement of investments                          7,451               (1,061)   (B)             6,390
Management fee from affiliate                                     6,705               (6,705)   (B)                --
Incentive income from affiliate                                  28,846              (28,846)   (B)                --
Other income                                                         42                  (24)   (B)                18
                                                                -------             --------                 --------
                                                                 95,395              (37,653)                  57,742
                                                                -------             --------                 --------

EXPENSES

Interest expense                                                 27,060               (2,234)   (B)            24,826
Property operating expense                                        6,670                 --                      6,670
Loan servicing expense                                              181                 --                        181
General and administrative expense                                1,080                 (221)   (B)               859
Management fees to affiliates                                    10,996               (8,641)   (C)             2,355
Incentive return to affiliates                                   16,075              (16,075)   (C)                --
Depreciation and amortization                                     2,655                 (737)   (B)             1,918
                                                                -------             --------                 --------
                                                                 64,717              (27,908)                  36,809
                                                                -------             --------                 --------

INCOME BEFORE EQUITY IN EARNINGS
  OF UNCONSOLIDATED SUBSIDIARIES                                 30,678               (9,745)                  20,933
Equity in earnings (losses) of unconsolidated subsidiaries        1,885               (1,885)   (B)                --
                                                                -------             --------                 --------
INCOME FROM CONTINUING OPERATIONS                               $32,563             $(11,630)                $ 20,933
                                                                =======             ========                 ========
Income from continuing operations per common
  share, basic and diluted                                      $  1.97                                      $   1.23
                                                                =======                                      ========
Weighted average number of common shares outstanding,
  basic and diluted                                              16,494                                        16,974 (D)
                                                                =======                                      ========

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2002


      (A) Historical amounts were derived from Newcastle's unaudited historical consolidated financial statements as of and for the nine months ended September 30, 2001.

      (B) Adjustments represent historical results of operations related to other investments treated as being distributed to Newcastle Holdings, which have been eliminated, as they will have no continuing impact on Newcastle's operations, as follows:


                                                                    RELATED INVESTMENT
                                                     -------------------------------------------------
                                                                  FORTRESS
                                                      AUSTIN     INVESTMENT
CAPTION                                              HOLDINGS      FUND        ICH (i)      CORPORATE             TOTAL
-------                                              --------      ----        -------      ---------             -----
Interest and dividend income                         $   --      $   (517)    $   --       $   (500)  (ii)     $ (1,017)
Gain on settlement of investments                        --          --         (2,012)         951   (iii)      (1,061)
Management fee from affiliate                            --          --           --         (6,705)  (iv)       (6,705)
Incentive income from affiliate                          --       (28,846)        --           --               (28,846)
Other income                                             --          --           --            (24)                (24)
Interest expense                                         --          --           --         (2,234)  (v)        (2,234)
General and administrative expense                       --          --           --           (221)  (vi)         (221)
Depreciation and amortization                            --          (395)        --           (342)  (vii)        (737)
Equity in earnings of unconsolidated subsidiaries       1,655      (3,540)        --           --                (1,885)


      (i) Relates to assets acquired in the ICH transaction which were sold prior to the commencement of Newcastle's operations.

      (ii) Represents interest on corporate cash balances and dividends on equity investments sold prior to the commencement of Newcastle's operations.

      (iii) Represents a loss on the sale of equity investments sold prior to the commencement of Newcastle's operations.

      (iv) Represents the management fee received by the Fund I Managing Member related to Fund I which is paid directly to the Manager and will have no continuing impact on Newcastle's operations.

      (v)   Represents interest on Newcastle Holdings' line of credit.

      (vi) Represents data processing expenses, state and local taxes, and professional fees related directly to entities and assets treated as being distributed to Newcastle Holdings.

      (vii) Represents depreciation of furniture, fixtures and equipment treated as being distributed to Newcastle Holdings.

(C) Management fees related to the Fund I Managing Member's agreement with Fund I ($6.7 million) have been eliminated as they will have no continuing impact on Newcastle's operations. Management fees related to Newcastle Holdings' management agreement with the Manager have been allocated pro rata between continuing operations and operations related to assets distributed to Newcastle Holdings, based on pro forma equity; incentive return has been allocated based on the investments which generated such return. Newcastle notes that it will not be responsible for management fees or incentive return related to the investments or equity distributed to Newcastle Holdings. The actual management fee charged to Newcastle is based upon actual equity, as defined. Accordingly, management fees have been allocated between the operations treated as being distributed to Newcastle Holdings and Newcastle's continuing operations based upon the same methodology.

(D) Includes 0.5 million shares deemed to be issued for pro forma statement of income purposes only, which would generate incremental proceeds sufficient to offset Newcastle Holdings' dividends in excess of earnings for the period from January 1, 2002 through July 12, 2002 of $6.7 million.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF PRO FORMA FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

The following should be read in conjunction with the unaudited consolidated financial statements and notes, and in particular with the unaudited pro forma consolidated statements of income included in Note 6 to our consolidated financial statements.

GENERAL

We were formed in June 2002 as a wholly owned subsidiary of Newcastle Investment Holdings Corp. (referred to as Newcastle Holdings) for the purpose of separating the real estate securities and credit leased real estate businesses from Newcastle Holdings' other investments. In July 2002, Newcastle Holdings contributed to us certain assets and liabilities in exchange for 16,488,517 shares of our common stock (as adjusted for an October stock dividend).

Although we were formed as a wholly owned subsidiary of Newcastle Holdings, for accounting purposes this transaction is presented as a reverse spin-off. Under a reverse spin-off, Newcastle Investment Corp. is treated as the continuing entity and the assets that were retained by Newcastle Holdings and not contributed to us are accounted for as if they were distributed at their historical book basis through a spin-off to Newcastle Holdings. Our operations commenced on July 12, 2002. The following is a discussion and analysis of our operations on a stand alone basis, without regard to the operations treated as if they were distributed to Newcastle Holdings (i.e. without regard to the assets retained by Newcastle Holdings). Certain activities described herein occurred prior to our formation and were consummated by Newcastle Holdings.

The unaudited pro forma consolidated statements of income are presented as if the distribution to Newcastle Holdings and the commencement of our operations had been consummated on January 1, 2002 and 2001, respectively. The historical results of operations of the assets and liabilities distributed to Newcastle Holdings for the period prior to the commencement of our operations have been presented as discontinued operations for those operations that constitute a component of an entity. Of the assets treated as being distributed to Newcastle Holdings, a portfolio of properties located in the U.S. and primarily leased to the General Services Administration, which we refer to as the GSA portfolio, and the mortgage loans each qualify as a component of an entity. The remaining operations related to the other assets and the liabilities treated as being distributed to Newcastle Holdings which are not a component of an entity have been eliminated.

The unaudited pro forma consolidated statements of income are presented for comparative purposes only, and are not necessarily indicative of what our actual consolidated results of operations would have been for the periods presented, nor do they purport to represent the results of any future periods. In the opinion of management, all adjustments necessary to present fairly the unaudited pro forma financial information have been made.

In October 2002, we sold 7 million shares of our common stock (referred to herein as our common shares) in a public offering at a price to the public of $13.00 per share, for net proceeds of approximately $80 million after deducting the underwriters' discount and other offering expenses. A portion of the proceeds of this offering were used to purchase a portfolio of mortgage loans and to make additional investments. Subsequent to this offering, we have 23,488,517 common shares outstanding.

We are organized and conduct our operations to qualify as a REIT for federal income tax purposes. As such, we will generally not be subject to federal income tax on that portion of our income that is distributed to shareholders if we distribute at least 90% of our REIT taxable income to our shareholders by the due date of our federal income tax return and comply with various other requirements.

We conduct our business through two primary segments: (i) real estate securities, including our first two CBO securitization transactions, which we refer to as CBO I and CBO II, and (ii) revenue-producing real estate, primarily credit leased real estate, including a portfolio of properties located in Canada, which we refer to as our Bell Canada portfolio, and a portfolio of properties located in Belgium, which we refer to as our LIV portfolio. Revenues attributable to each segment are disclosed below on a pro forma basis (unaudited) (in thousands).

                                                    Real Estate
                                                    Securities    Real Estate   Unallocated     Total
                                                    ----------    -----------   -----------     -----
For the nine months ended September 30, 2002          $58,728       $15,138         $5         $73,871

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Management's discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that could affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. Actual results could differ from these estimates.

We have classified our real estate securities as available for sale. As such, they are carried at market value with net unrealized gains or losses reported as a component of accumulated other comprehensive income. Market value is based primarily upon multiple broker quotations, which provide valuation estimates based upon reasonable market order indications or a good faith estimate thereof. These quotations are subject to significant variability based on market conditions, such as interest rates and spreads. Changes in market conditions, as well as changes in the assumptions or methodology used to determine market value, could result in a significant increase or decrease in our book equity.

Similarly, our derivative instruments, held for hedging purposes, are carried at market value pursuant to Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended. Market value is based on counterparty quotations. To the extent they qualify as hedges under SFAS No. 133, net unrealized gains or losses are reported as a component of accumulated other comprehensive income; otherwise, they are reported as a component of current income. Market values of such derivatives are subject to significant variability based on many of the same factors as the securities discussed above. The results of such variability could be a significant increase or decrease in our book equity and/or earnings.

RESULTS OF OPERATIONS

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2002 TO THE NINE MONTHS ENDED SEPTEMBER 30, 2001 ON A PRO FORMA BASIS

Interest and dividend income increased by $15.2 million or 42.4%, from $35.8 million to $51.0 million. This increase is primarily the result of interest earned on a deposit made on the collateral for our CBO II transaction prior to its consummation, which we refer to as the CBO II deposit, of $2.5 million and interest earned on the CBO II collateral of $14.9 million.

Rental and escalation income decreased by $0.3 million or 2.0%, from $15.5 million to $15.2 million. This decrease is primarily the result of foreign currency fluctuations related to our Bell Canada and LIV portfolios. Escalation income represents contractual increases in rental income to offset increases in expenses or general price increases over a base amount.

Gain on settlement of investments increased by $1.2 million, from $6.4 million to $7.6 million, primarily as a result of an increase in the volume of sales of certain CBO collateral securities. Sales of CBO securities are based on a number of factors including credit, asset type and industry and can be expected to increase or decrease from time to time. Periodic fluctuations in the volume of sales of securities is dependent upon, among other things, management's assessment of credit risk, asset concentration, portfolio balance and other factors. The increased volume of sales of securities during this period reflects management's determination that the portfolio required more adjustment than in prior periods.

Interest expense increased by $7.9 million or 31.5%, from $24.8 million to $32.7 million. This increase is primarily the result of interest on the CBO II securitization ($11.8 million), partially offset by lower interest rates being paid on the variable rate CBO I securities classes.

Property operating expense decreased by $0.1 million or 1.7%, from $6.7 million to $6.6 million, primarily as the result of foreign currency fluctuations related to our Bell Canada and LIV portfolios.

Loan servicing expense increased by $0.1 million, from $0.2 million to $0.3 million, primarily as a result of the acquisition of the CBO II collateral.

General and administrative expense increased by $1.2 million, from $0.9 million to $2.1 million, primarily as a result of our increased size.

Management fee expense increased by $0.3 million, from $2.4 million to $2.7 million, based on our increased equity.

Depreciation and amortization increased by $0.2 million or 9.0%, from $1.9 million to $2.1 million, primarily as the result of depreciation on the capital expenditures we made with respect to our real estate assets.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments, and other general business needs. Additionally, to maintain our status as a REIT under the Internal Revenue Code, we must distribute annually at least 90% of our taxable income. Our primary sources of funds for liquidity, in addition to our initial public offering, consist of net cash provided by operating activities, borrowings under loans and the issuance of debt securities. Our loans and debt securities are generally secured directly by our investment assets. As of September 30, 2002, our CBO I and CBO II collateral as well as our Bell Canada portfolio were securitized, while our LIV portfolio and one our marketable real estate securities served as collateral for loans.

Our ability to execute our business strategy, particularly the growth of our investment portfolio, depends to a significant degree on our ability to obtain additional capital. Our CBO strategy is dependent upon our ability to place the match funded debt we create in the market at spreads that provide a positive arbitrage. If spreads for CBO liabilities widen or if demand for such liabilities ceases to exist, then our ability to execute future CBO transactions will be severely restricted.

We expect to meet our short-term liquidity requirements generally through our cash flow provided by operations, as well as investment specific borrowings. Our real estate investments are financed long-term and primarily leased to credit tenants with long-term leases and are therefore expected to generate generally stable current cash flows. Our real estate securities are also financed long-term and their credit status is continuously monitored; therefore, these investments are also expected to generate a generally stable current return, subject to interest rate fluctuations. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk -- Interest Rate Exposure" below. We consider our ability to generate cash to be adequate and expect it to continue to be adequate to meet operating requirements both in the short- and long-terms.

We expect to meet our long-term liquidity requirements, specifically the repayment of our debt and our investment funding needs, through additional borrowings, the issuance of debt and/or equity securities and the liquidation or refinancing of our assets at maturity. We believe that the value of these assets is, and will continue to be, sufficient to repay our debt at maturity under either scenario.

We expect that our cash flow provided by operations, our financing from Bear Stearns Mortgage Capital Corporation relating to our purchase of a mortgage loan portfolio (as described below) and our financing from Bear, Stearns International Limited in connection with our purchase of securities for our third CBO transaction (as described below) and our subsequent CBO issuance will satisfy our liquidity needs for our business plan over the next twelve months.

With respect to our real estate assets, we expect to incur approximately $1.1 million of tenant improvements in connection with the inception of leases and capital expenditures during the fifteen months ending December 31, 2003.

Our long-term debt existing at September 30, 2002 (gross of $14.5 million of discounts) is expected to mature as follows:

         Period from October 1, 2002 through
            December 31, 2002                                   $3.2 million
         2003                                                    3.3 million
         2004                                                    3.3 million
         2005                                                    3.3 million
         2006                                                    3.3 million
         2007                                                    3.3 million
         Thereafter                                            951.7 million
                                                               -------------
         Total                                                $971.4 million

In July 1999, we completed our first CBO securitization, CBO I, whereby the CBO I collateral was contributed to a consolidated subsidiary which issued $437.5 million face amount of investment grade senior securities and $62.5 million face amount of non-investment grade subordinated securities in a private placement. At September 30, 2002, the subordinated securities were retained by us, except for the Class E Note as described below, and the $428.8 million carrying amount of senior securities (all of which are still outstanding), which bore interest at a weighted average effective rate, including discount and cost amortization, of approximately 4.42%, had an expected weighted average life of approximately
5.51 years. Two classes of the senior securities bear floating interest rates. We have obtained an interest rate swap and cap in order to hedge our exposure to the risk of changes in market interest rates with respect to these securities, at an initial cost of approximately $14.3 million. In addition, in connection with the sale of two classes of securities, we entered into two interest rate swaps and three interest rate cap agreements that do not qualify for hedge accounting.

In March 1999, we obtained the Bell Canada mortgage secured by the Bell Canada properties. In April 2002, we refinanced the Bell Canada properties through a securitization transaction. At September 30, 2002, the $37.1 million carrying amount of outstanding securities, which bore interest at a weighted average effective rate, including discount and cost amortization, of approximately 6.72%, had an expected weighted average life of approximately 2.7 years. We have retained one class of the issued securities.

In November 1999, we obtained the LIV mortgage, which had an outstanding carrying amount of $50.6 million and bore interest at 4.89% as of September 30, 2002, and is due in November 2016. We hedged our exposure to the risk of changes in market interest rates with respect to the LIV mortgage by obtaining an interest rate cap.

We utilize repurchase agreements for short-term financings of investments. As of September 30, 2002 we had a $1.5 million repurchase agreement outstanding, bearing interest at approximately 3.17% with a short-term maturity.

In April 2002, we completed our second CBO securitization, CBO II, whereby the CBO II collateral was contributed to a consolidated subsidiary which issued $444.0 million face amount of investment grade senior securities and $56.0 million face amount of non-investment grade subordinated securities, in a private placement. The subordinated securities have been retained by us. At September 30, 2002, the $439.0 million carrying amount of senior securities, which bore interest at a weighted average effective rate, including discount and cost amortization, of approximately 3.48%, had an expected weighted average life of approximately 7.61 years. One class of the senior securities bears a floating interest rate. We obtained an interest rate swap and cap in order to hedge our exposure to the changes in market interest rates with respect to this security, at an initial cost of $1.2 million.

In November 2001, we sold the retained subordinated $17.5 million Class E Note from CBO I to a third party for approximately $18.5 million. The Class E Note bore interest at a fixed rate of 8.0% and had a stated maturity of June 2038. The sale of the Class E Note represented an issuance of debt and was recorded as additional CBO bonds payable. In April 2002, a wholly owned subsidiary of ours repurchased the Class E Note. The repurchase of the Class E Note represents a repayment of debt and was recorded as a reduction of CBO bonds payable. The Class E Note is included in the CBO II collateral. The Class E Note is eliminated in consolidation.

Pursuant to an agreement entered into in July 2002, Bear, Stearns International Limited (BSIL) will purchase up to $450 million of commercial mortgage backed securities, REIT debt, real estate loans and asset backed securities (the CBO III collateral), subject to our right to purchase such securities from BSIL. This agreement is treated as a non-hedge derivative for accounting purposes and is therefore marked-to-market through current income; no material mark has been booked through September 30, 2002. The CBO III collateral is expected to be included in a securitization transaction in which we would acquire the equity interest (the CBO III transaction). Pursuant to the agreement, Bear, Stearns & Co. Inc. also has been engaged to structure and serve as lead manager for the CBO III transaction for which it will receive customary fees. As of September 30, 2002, approximately $123.7 million of the $450 million has been accumulated. If the CBO III transaction is not consummated as a result of our failure to acquire the equity interest or otherwise as a result of our gross negligence or willful misconduct, we would be required to either purchase the CBO III collateral from BSIL or pay BSIL the difference between the price it paid for the CBO III collateral and the price at which it sold the CBO III collateral to a third party (a collateral loss). If the CBO III transaction fails to close for any other reason, other than as a result of BSIL's gross negligence or willful misconduct, we would be required to either purchase the CBO III collateral from BSIL or pay BSIL the lesser of $15 million and the collateral loss or, if we have paid a deposit on the CBO III collateral in exchange for a portion of the interest payments on the securities, the lesser of the collateral loss and any such deposit. Although we currently anticipate completing the CBO III transaction during the first quarter of 2003, there is no assurance that the CBO III transaction will be consummated. As of September 30, 2002, we estimate that the fair value of the securities purchased by BSIL is in excess of the purchase price paid by BSIL. In November 2002, we made deposits aggregating $24.9 million under such agreement, known as the CBO III deposit.

In October 2002, we sold 7 million shares of our common stock in a public offering at a price to the public of $13.00 per share, for net proceeds of approximately $80 million after deducting the underwriters' discount and other offering expenses. A portion of the proceeds of this offering were used to purchase a portfolio of mortgage loans, as described below, and to make other investments, including the CBO III deposit. Subsequent to this offering, we have 23,488,517 common shares outstanding.

In November 2002, we utilized $13.5 million of our offering proceeds to purchase a $260.2 million portfolio of mortgage loans subject to $246.7 million of financing. The mortgage loans bore interest at a net weighted average rate of approximately 3.44% on the date of purchase, and the financing bore interest at a weighted average rate of approximately LIBOR + 0.37% on such date.

In November 2002, we refinanced the LIV portfolio for proceeds of EUR 60 million or approximately $60.6 million. The refinancing bears interest at a rate of Euribor + 1.45% and matures in November 2006. The proceeds of the refinancing were primarily used to repay the existing financing on such portfolio. We have hedged our exposure to the risk of changes in market interest rates with respect to this refinancing by obtaining an interest rate swap.

We declared a distribution of $0.40 per common share to our stockholders of record at the close of business on September 27, 2002, Newcastle Holdings and Fortress Principal Investment Holdings LLC, for the quarter ending September 30, 2002. In addition, in October 2002 we declared a distribution of $0.06 per common share to our stockholders of record at the close of business on October 15, 2002, Newcastle Holdings and Fortress Principal Investment Holdings LLC, for the period commencing on October 1, 2002 and ending October 15, 2002. Both dividends were paid in October 2002.

CREDIT AND INTEREST RATE RISK

We are subject to credit and interest rate risk with respect to our investments in real estate securities.

The collateralized mortgage-backed securities (CMBS) we invest in are generally junior in right of payment of interest and principal to one or more senior classes, but benefit from the support of one or more subordinate classes of securities or other form of credit support within a securitization transaction. The REIT securities we invest in reflect comparable credit risk. We believe, based on our intensive due diligence process, that these securities offer attractive risk-adjusted returns with long-term principal protection under a variety of default and loss scenarios. While the expected yield on these securities is sensitive to the performance of the underlying assets, the more subordinated securities or other features of the securitization transaction, in the case of mortgage backed securities, and the issuer's underlying equity and subordinated debt, in the case of REIT securities, are designed to bear the first risk of default and loss. We further minimize credit risk by actively monitoring our investment portfolio and the underlying credit quality of our holdings and, where appropriate, repositioning our investments to upgrade the credit quality and yield on our investments.

Our portfolio is diversified by asset type, industry, location and issuer. We expect that diversification will minimize the risk of capital loss.

At September 30, 2002, our CBO collateral, which consists primarily of real estate securities, has an overall weighted average credit rating of approximately Baa3, and approximately 72% of these securities have an investment grade rating (Baa3 or higher).

Returns on these investments are sensitive to interest rate volatility. We minimize exposure to interest rate fluctuation through the use of match-funded financing structures and hedges. In particular, we finance our real estate securities investments through the issuance of debt securities in the form of CBOs to take advantage of the structural flexibility offered by CBO transactions to buy and sell certain investment positions to manage risk and, subject to certain limitations, to optimize returns. We also utilize interest rate swaps and caps to minimize this risk. As of September 30, 2002, a 100 basis point change in short term interest rates would affect our earnings by no more than $2.4 million per annum. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Exposure" below.

INFLATION

Substantially all of our office leases provide for separate escalations of real estate taxes and operating expenses over a base amount, and/or increases in the base rent based on changes in the Consumer Price Index ("CPI"). We believe that inflationary increases in expenses will generally be offset by the expense reimbursements and contractual rent increases described above.

We believe that our risk of increases in the market interest rates on our floating rate debt as a result of inflation is largely offset by our use of match funding and hedging instruments as described above. See "Item 3. Quantitative and Qualitative Disclosure About Market Risk -- Interest Rate Exposure" below.

PRO FORMA FUNDS FROM OPERATIONS

We believe Funds from Operations (FFO) is one appropriate measure of the performance of real estate companies because it provides investors with an understanding of our ability to incur and service debt and make capital expenditures. Funds from Operations (FFO), for our purposes, represents net income available for common shareholders (computed in accordance with accounting principles generally accepted in the United States ("GAAP"), excluding extraordinary items, plus real estate depreciation and amortization, and after adjustments for unconsolidated subsidiaries, if any. We consider gains and losses on resolution of our investments to be a normal part of our recurring operations and therefore do not exclude such gains and losses when arriving at FFO. Adjustments for unconsolidated subsidiaries, if any, are calculated to reflect FFO on the same basis. FFO does not represent cash generated from operating activities in accordance with GAAP and therefore should not be considered an alternative to net income as an indicator of our operating performance or as an alternative to cash flow as a measure of liquidity and is not necessarily indicative of cash available to fund cash needs.

Funds from Operations (FFO), on a pro forma basis after giving effect to the transactions related to our formation, is calculated as follows (unaudited) (in thousands):

                                                             For the Nine
                                                            Months Ended
                                                            September 30,
                                                                 2002
                                                                 ----
Income from continuing operations                             $ 26,742
Real estate depreciation and amortization                        1,970
                                                              --------
Funds from Operations (FFO) from continuing operations        $ 28,712
                                                              ========

Pro forma funds from operations was derived from the Company's segments as follows (unaudited) (in thousands):

                                                           Average Book
                                                           Equity for the       FFO from      Return on
                                            Book Equity    Nine Months          continuing    Equity
                                             9/30/02(1)    Ended 9/30/02(1)     operations    (ROE)(2)
                                             ----------    ----------           ----------    ---------
Real estate securities                      $ 157,913       $143,605             $29,494        27.4%
Revenue-producing real estate                  49,777         52,953               4,093        10.3%
Unallocated                                    (1,481)           527              (4,875)        N/A
                                            ---------       --------             -------        ----
Total                                         206,209       $197,085             $28,712        19.4%
                                                            ========             =======        ====
Accumulated depreciation                       (8,614)
Accumulated other comprehensive income         28,312
                                            ---------
Net                                         $ 225,907
                                            =========

(1) Gross of accumulated depreciation and accumulated other comprehensive income.

(2)   FFO divided by average book equity, annualized.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF HISTORICAL FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following should be read in conjunction with the consolidated financial statements and notes thereto included herein.

GENERAL

We were formed in June 2002 as a wholly owned subsidiary of Newcastle Investment Holdings Corp. (referred to as Newcastle Holdings) for the purpose of separating the real estate securities and credit leased real estate businesses from Newcastle Holdings' other investments. In July 2002, Newcastle Holdings contributed to us certain assets and liabilities in exchange for shares of our common stock.

Although we were formed as a wholly owned subsidiary of Newcastle Holdings, for accounting purposes this transaction is presented as a reverse spin-off. Under a reverse spin-off, Newcastle Investment Corp. is treated as the continuing entity and the assets that were retained by Newcastle Holdings and not contributed to us are accounted for as if they were distributed at their historical book basis through a spin-off to Newcastle Holdings. Our operations commenced on July 12, 2002.

Management's Discussion and Analysis of Pro Forma Financial Condition and Results of Operations on the preceding pages pertains to current and historical information regarding our operations on a stand-alone basis. The analysis in this section discusses such information by treating us as the successor to Newcastle Holdings and therefore includes historical information, through the date of the commencement of our operations, regarding operations of Newcastle Holdings which were distributed to them and therefore are unrelated to our ongoing operations. Transactions completed by Newcastle Holdings related to investments retained by Newcastle Holdings (not contributed to us) are referred to as being completed by our predecessor.

Newcastle Holdings was incorporated on May 11, 1998 and was initially capitalized through the sale of 50 shares of common stock for $1,000. In June 1998, Newcastle Holdings completed a private offering, including an over-allotment option, for the sale of 20,912,401 shares of common stock for proceeds of approximately $384.5 million, net of expenses. In addition, in July 1998, certain employees of Fortress Investment Group LLC purchased an aggregate of 4,288 shares of the common stock of Newcastle Holdings resulting in additional proceeds of approximately $0.1 million. In 2000 and 2001, Newcastle Holdings repurchased an aggregate of 4,428,222 shares of its common stock for $32.4 million of cash and $46.3 million of newly issued shares of its Series A Cumulative Convertible Preferred Stock (the "Series A Preferred"). At the date of the commencements of our operations, Newcastle Holdings had 16,488,517 shares of its common stock outstanding. The Series A Preferred was fully redeemed by June 14, 2002.

Our predecessor conducted its business through four primary segments: (1) real estate securities, (2) revenue-producing real estate, primarily credit leased real estate, (3) its investment in Fortress Investment Fund LLC ("Fund I") and
(4) real estate loans. Revenues attributable to each segment are disclosed below. Newcastle Holdings' investments in real estate securities and a portion of its investments in revenue-producing real estate were contributed to us. The real estate (GSA portfolio) and real estate loans operations distributed to Newcastle Holdings have been treated as discontinued operations, because they constituted a component of an entity, while the other operations distributed to Newcastle Holdings, including the investment in Fund I, have not been treated as such, because they did not constitute a component of an entity as defined in SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets."

                                                                             Fortress
                                                 Real Estate                Investment
                                                 Securities    Real Estate      Fund       Unallocated     Totals
                                                 ----------    -----------      ----       -----------     ------
                                                                        (unaudited and in thousands)
For the nine months ended September 30, 2002:

     Revenues                                      $58,728      $15,138        $ 3,287        $   170      $77,323

For the nine months ended September 30, 2001:
     Revenues                                      $42,081      $15,661        $36,068        $ 1,585      $95,395

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Management's discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that could affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. Actual results could differ from these estimates.

The investment in Fund I was retained by Newcastle Holdings. The managing member of Fund I is Fortress Fund MM LLC (the "Fund I Managing Member"), which is owned jointly, through subsidiaries, by Newcastle Holdings, approximately 94%, and the Manager, approximately 6%. The Fund I Managing Member is entitled to an incentive return (the "Fund Incentive Return") generally equal to 20% of Fund I's returns, as defined, subject to: (1) a 10% preferred return payable to the Investors and (2) a clawback provision which requires amounts previously distributed as Fund Incentive Return to be returned to Fund I if, upon liquidation of Fund I, the amounts ultimately distributed to each Investor do not meet a 10% preferred return to the Investors. Fund I is managed by the Manager pursuant to the Fund I Managing Member's operating agreement and a management agreement between the Manager and the Fund I Managing Member. In accordance with those documents, (1) the Manager is entitled to 100% of the management fee payable by Fund I, (2) the Manager is entitled to 50% of the Fund Incentive Return payable by Fund I, (3) Newcastle Holdings is entitled to 50% of the Fund Incentive Return payable by Fund I and (4) Newcastle Holdings is entitled to receive 100% of the investment income or loss attributable to the capital invested in Fund I by the Fund I Managing Member. The Manager of Fund I also manages Newcastle and Newcastle Holdings. We consolidated the financial results of the Fund I Managing Member through our predecessor until the date of the commencement of our operations because our predecessor owned substantially all of the voting interest in the Fund I Managing Member. As a result, the financial statements reflect all of the Fund Incentive Return payable to the Fund I Managing Member, including the 50% portion payable to the Manager which is treated as Incentive Return to Affiliates, through the date of the commencement of our operations.

The Fund Incentive Return is payable on an asset-by-asset basis, as realized. Accordingly, a Fund Incentive Return may be paid to the Fund I Managing Member in connection with a particular Fund I investment if and when such investment generates proceeds to Fund I in excess of the capital called with respect to such investment, plus a 10% preferred return thereon. If, upon liquidation of Fund I, the aggregate amount paid to the Fund I Managing Member as Fund Incentive Return exceeds the amount actually due to the Fund I Managing Member (that is, amounts that should instead have been paid to Investors) after taking into account the aggregate return to Investors, the excess is required to be returned by the Fund I Managing Member (that is "clawed back") to Fund I.

Our predecessor received a credit against management fees otherwise payable under the Management Agreement with the Manager for management fees and any Fund Incentive Return paid to the Manager by Fund I in connection with our predecessor's investment in Fund I. Our predecessor had adopted Method 2 of Emerging Issues Task Force Topic D-96 which specifies that companies with management arrangements that contain a performance based incentive return that is not finalized until the end of a period of time specified in the contract may record such return as revenue in the amount that would be due under the formula at any point in time as if the incentive return arrangement was terminated at that date.

Our predecessor recorded as incentive income the amount that would be due based on the fair value of the assets in Fund I exceeding the required return at a specific point in time as if the management arrangement was terminated on that date. Based on this methodology, our net income in each reporting period through the date of the commencement of our operations reflected changes in the fair value of the assets in Fund I. The fair value of the assets in Fund I is determined by the Fund I Managing Member pursuant to guidelines established by Fund I's board of directors. Due to the inherent uncertainty of valuations of investments without a public market, the estimates of value may differ from the values that are ultimately realized by Fund I, and the differences could be material. Such estimates of fair value can fluctuate from quarter to quarter, which resulted in material fluctuations in the amount of Fund Incentive Return recorded.

RESULTS OF OPERATIONS

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2002 TO THE NINE MONTHS ENDED SEPTEMBER 30, 2001

Interest and dividend income increased by $14.5 million or 39.1%, from $36.8 million to $51.3 million. This increase is primarily the result of interest earned on the CBO II deposit and the CBO II collateral.

Rental and escalation income decreased by $0.3 million or 2.0%, from $15.5 million to $15.2 million. This decrease is primarily the result of foreign currency fluctuations related to our Bell Canada and LIV portfolios.

Gain on settlement of investments increased by $0.1 million, from $7.5 million to $7.6 million, primarily as a result of a slight increase in the volume of sales of certain CBO collateral securities. Sales of CBO securities are based on a number of factors including credit, asset type and industry and can be expected to increase or decrease from time to time. Periodic fluctuations in the volume of sales of securities is dependent upon, among other things, management's assessment of credit risk, asset concentration, portfolio balance and other factors. The increased volume of sales of securities during this period reflects management's determination that the portfolio required slightly more adjustment than in prior periods.

Equity in earnings of unconsolidated subsidiaries decreased by $1.5 million, from $1.9 million to $0.4 million, as a result of the elimination of income from our predecessor's investments in Fund I and Austin Holdings Corporation subsequent to their distribution to Newcastle Holdings.

Incentive Income from our predecessor's investment in Fund I of $1.2 million of loss was recorded during the period. We recorded as Fund Incentive Return the amount that would be due based on the fair value of the assets in Fund I exceeding the required return as if the management arrangement was terminated, through the date of this investment's distribution to Newcastle Holdings. During the period, the amount previously recognized as Fund Incentive Return in 2001 was reduced due to losses incurred in Fund I. The calculation of incentive income is more fully discussed above.

Management fee income from Fund I, all of which is payable to the Manager and is therefore included in management fee expense, had no net effect on our reported operations.

Interest expense increased by $7.9 million or 29.3%, from $27.1 million to $35.0 million. This increase is primarily the result of interest on the CBO II securitization ($11.8 million), partially offset by lower interest rates being paid on the variable rate CBO securities classes.

Property operating expense decreased by $0.1 million or 1.7%, from $6.7 million to $6.6 million, primarily as the result of foreign currency fluctuations related to our Bell Canada and LIV portfolios.

Loan servicing and REO expense increased by $0.1 million from $0.2 million to $0.3 million, primarily as a result of the acquisition of the CBO II collateral.

General and administrative expense increased by $1.1 million, from $1.1 million to $2.2 million, primarily as a result of increased insurance costs and increased state and local taxes.

Management fee expense decreased by $2.9 million, from $11.0 million to $8.1 million, based on the reduction in our equity resulting from the distribution of assets to Newcastle Holdings. Management fee expense includes management fees related to Fund I ($4.5 million), which are directly offset by management fee income.

Preferred incentive return decreased by $14.7 million, from $16.1 million to $1.4 million, primarily as a result of decreased earnings on our predecessor's investment in Fund I, prior to this investment's distribution to Newcastle Holdings.

Depreciation and amortization decreased by $0.2 million or 5.1%, from $2.7 million to $2.5 million, primarily as the result of the elimination of amortization of certain costs related to our predecessor's investment in Fund I, prior to this investment's distribution to Newcastle Holdings.

Preferred dividends and related accretion decreased by $0.7 million, from $1.9 million to $1.2 million, as a result of the redemption of such stock in June 2002.

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2002 TO THE THREE MONTHS ENDED SEPTEMBER 30, 2001

Interest and dividend income increased by $8.5 million or 72.0%, from $11.7 million to $20.2 million. This increase is primarily the result of interest earned on the CBO II collateral.

Rental and escalation income increased by $0.3 million or 6.1%, from $4.9 million to $5.2 million. This increase is primarily the result of foreign currency fluctuations related to our Bell Canada and LIV portfolios.

Gain on settlement of investments increased by $2.6 million, primarily as a result of an increase in the volume of sales of certain CBO collateral securities. Sales of CBO securities are based on a number of factors including credit, asset type and industry and can be expected to increase or decrease from time to time. Periodic fluctuations in the volume of sales of securities is dependent upon, among other things, management's assessment of credit risk, asset concentration, portfolio balance and other factors. The increased volume of sales of securities during this period reflects management's determination that the portfolio required more adjustment than in prior periods.

Equity in earnings of unconsolidated subsidiaries decreased by $0.8 million, as a result of the elimination of income from our predecessor's investments in Fund I and Austin Holdings Corporation subsequent to their distribution to Newcastle Holdings.

Incentive Income from our predecessor's investment in Fund I and management fee income from Fund I were similarly eliminated.

Interest expense increased by $5.0 million or 57.8%, from $8.5 million to $13.5 million. This increase is primarily the result of interest on the CBO II securitization ($6.8 million), partially offset by lower interest rates being paid on the variable rate CBO securities classes.

Property operating expense increased by $0.3 million or 13.9%, from $1.9 million to $2.2 million, primarily as the result of foreign currency fluctuations related to our Bell Canada and LIV portfolios.

Loan servicing expense increased by $0.1 million primarily as the result of the acquisition of the CBO II collateral.

General and administrative expense increased by $0.2 million, from $0.5 million to $0.7 million, primarily as a result of increased insurance costs and increased state and local taxes.

Management fee expense decreased by $2.9 million, from $3.8 million to $0.9 million, based on the reduction in our equity resulting from the distribution of assets to Newcastle Holdings. Management fee expense in the prior period includes management fees related to Fund I ($2.2 million), which are directly offset by management fee income.

Preferred incentive return decreased by $15.5 million, from $16.1 million to $0.6 million, primarily as a result of decreased earnings on our predecessor's investment in Fund I, prior to this investment's distribution to Newcastle Holdings.

Depreciation and amortization decreased by $0.2 million or 23.3%, from $0.9 million to $0.7 million, primarily as the result of the sale of two small properties.

Preferred dividends and related accretion decreased by $0.6 million as a result of the redemption of such stock in June 2002.

LIQUIDITY AND CAPITAL RESOURCES

See Management's Discussion and Analysis of Pro Forma Financial Conditions and Results of Operations - Liquidity and Capital Resources for a discussion of our current liquidity and capital resources.

The following is a discussion of our predecessor's historical liquidity and capital resources, primarily related to operations distributed to them.

Our primary sources of funds for liquidity, subsequent to our predecessor's private equity offering in 1998, have consisted of net cash provided by operating activities, borrowings under loans, the issuance of debt securities and the settlement of investments.

Our predecessor had certain investments in, and commitments to, two unconsolidated subsidiaries as described below. Both of these investments, and the related commitments, were distributed to Newcastle Holdings.

Newcastle Holdings committed to contribute approximately $100 million to Fortress Investment Fund LLC, along with other major institutional investors who, together with Newcastle Holdings and its affiliates, committed approximately $872.8 million over the three years ending April 28, 2003.

In 1998, Newcastle Holdings and Fortress Principal Investment Group LLC ("FPIG"), an affiliate of our manager, formed Austin Holdings Corporation ("Austin"). FPIG contributed cash and Newcastle Holdings contributed its interest in entities that owned certain assets, primarily nonperforming loans and foreclosed real estate intended for sale, which it originally acquired as part of a loan pool acquisition. The assets Newcastle Holdings contributed, and any income generated from them, are not well suited to be held by a REIT because of the following reasons. If the assets were treated as inventory held for sale in the ordinary course of business, any gain from the sale of these assets would be subject to a 100% excise tax in the hands of a REIT. By holding these assets indirectly through Austin, a corporate entity, Newcastle Holdings instead received dividend income from the corporation, which is not subject to the 100% excise tax, and is treated as qualifying income for purposes of the REIT 95% income test. Newcastle Holdings holds non-voting preferred stock of Austin. Newcastle Holdings' preferred stock in Austin represents a 95% economic ownership interest in Austin and has a liquidation preference over the common stockholders. Newcastle Holdings' interest in Austin is accounted for under the equity method. Newcastle Holdings acquired stock that is non-voting in order to comply with the rule that REITs generally may not hold more than 10% of the voting stock of any corporation. FPIG is the holder of all of the common stock, which represents 100% of the vote and 5% of the economic ownership interest in Austin. Austin also owns 100% of the common stock of Ascend Residential Holdings, Inc. ("Ascend"). Ascend's primary business is the acquisition, rehabilitation and sale of single-family residential properties.

In August 1998, Newcastle Holdings closed on the $234.2 million GSA mortgage. In March 1999, it closed on the $18.6 million GSA San Diego mortgage. In May 1999, it repaid these two mortgages with proceeds from the $399.1 million GSA securitization. The GSA securitization, and related assets, were retained by Newcastle Holdings.

In November 1999, Newcastle Holdings securitized a U.S. commercial mortgage loan by issuing $55.6 million of bonds. The bonds were also secured by a $15.0 million letter of credit. These obligations were repaid in December 2001.

In November 1999, Newcastle Holdings obtained the $24.8 million GSA Kansas City mortgage, which was repaid in May 2002 upon sale of the related asset.

In July 2000, Newcastle Holdings entered into a $40 million revolving credit agreement, which bore interest at LIBOR +4.25% and was due in July 2003. Newcastle Holdings hedged its exposure to the risk of changes in market interest rates with respect to the credit agreement by obtaining an interest rate swap. This credit agreement was retained by Newcastle Holdings.

Net cash flow provided by operating activities decreased from $20.9 million for the nine months ended September 30, 2001 to $15.3 million for the nine months ended September 30, 2002. This change resulted from the acquisition and settlement of Newcastle's investments as described above, including the distribution of investments to Newcastle Holdings.

Investing activities provided (used) ($425.5 million) and $77.7 million during the nine months ended September 30, 2002 and 2001, respectively. Investing activities consisted primarily of the acquisition and improvement of properties and the investments made in certain real estate securities, net of proceeds from the settlement of debt and equity investments as well as the sale of properties.

Financing activities provided (used) $386.0 million and ($97.0 million) during the nine months ended September 30, 2002 and 2001, respectively. The borrowings and debt issuances described above served as the primary sources of cash flow from financing activities. Offsetting uses included the payment of related deferred financing costs (includ-ing the purchase of hedging instruments), the payment of dividends, the redemption of preferred stock and the repayment of debt as described above.

See the consolidated statements of cash flows included in our consolidated financial statements included herein for a reconciliation of our cash position (including our predecessor's cash position prior to the commencement of our operations) for the periods described herein.

FUNDS FROM OPERATIONS

We believe Funds from Operations (FFO) is one appropriate measure of the performance of real estate companies because it provides investors with an understanding of our ability to incur and service debt and make capital expenditures. Funds from Operations (FFO), for our purposes, represents net income available for common shareholders (computed in accordance with accounting principles generally accepted in the United States (GAAP)), excluding extraordinary items, plus real estate depreciation and amortization, and after adjustments for unconsolidated subsidiaries. We consider gains and losses on resolution of our investments to be a normal part of our recurring operations and therefore do not exclude such gains and losses when arriving at Funds from Operations (FFO). In addition, we excluded accrued incentive income from our predecessor's investment in Fortress Investment Fund LLC (Fund I) and included incentive income distributed or distributable from Fund I in accordance with the operating agreement of Fund I since this reflects cash distributed or distributable from Fund I, while accrued incentive income is based upon the fair value of Fund I's net assets, which is subject to fluctuation. Adjustments for unconsolidated subsidiaries are calculated to reflect Funds from Operations
(FFO) on the same basis. Funds from Operations (FFO) does not represent cash generated from operating activities in accordance with GAAP and therefore should not be considered an alternative to net income as an indicator of operating performance or as an alternative to cash flow as a measure of liquidity and is not necessarily indicative of cash available to fund cash needs.

Funds from Operations is calculated as follows (unaudited) (in thousands):

                                                                           For the Nine Months Ended
                                                                                 September 30,
                                                                             2002            2001
                                                                             ----            ----
Income available for common shareholders                                   $ 20,601       $ 36,531
Real estate depreciation and amortization                                     7,290          9,592
Accumulated depreciation on real estate sold                                 (2,704)            --
Real estate depreciation and amortization-unconsolidated subsidiaries         1,614            982
Incentive income accrued from Fortress Investment Fund(A)                       609        (14,423)
Equity in incentive return accrued by Fortress Investment Fund                  (70)         1,652
Distributable incentive income from Fortress Investment Fund                     --          2,639
                                                                           --------       --------
Funds from Operations (FFO)                                                $ 27,340       $ 36,973
                                                                           ========       ========
(A) Represents our predecessor's 50% interest
    in incentive income as follows:
Total incentive income                                                     $ (1,218)      $ 28,846
Manager portion                                                                 609        (14,423)
                                                                           --------       --------
Our predecessor's incentive income                                         $   (609)      $ 14,423
                                                                           ========       ========

                              CAUTIONARY STATEMENTS

You should read this discussion and analysis in conjunction with the consolidated financial statements and related notes thereto contained elsewhere in this report, including the unaudited proforma consolidated statements of income included in Note 6 to our consolidated financial statements.. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other filings with the SEC, including the Risk Factors contained in our Registration Statement on Form S-11 (File No. 333-90578) declared effective by the SEC on October 9, 2002 (the "IPO Registration Statement") that discuss our business in greater detail.

This report contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, the operating performance of our investments and financing needs. Forward-looking statements are generally identifiable by use of forward-looking terminology such as "may," "will," "should," "potential," "intend," "expect," "endeavor," "seek," "anticipate," "estimate," "overestimate," "underestimate," "believe," "could," "project," "predict," "continue" or other similar words or expressions. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to, changes in economic conditions generally and the real estate and bond markets specifically, legislative/regulatory changes (including changes to laws governing the taxation of real estate investment trusts), availability of capital, interest rates and interest rate spreads, generally accepted accounting principles and policies and rules applicable to REITs. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in our IPO Registration Statement. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect our management's views as of the date of this report. The factors noted above and in our registration statement could cause our actual results to differ significantly from those contained in any forward-looking statement. For a discussion of our critical accounting policies see "Management's Discussion and Analysis of Pro Forma Financial Condition and Results of Operations - Critical Accounting Policies."

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this report to conform these statements to actual results.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. The primary market risks that we are exposed to are interest rate risk and foreign currency exchange rate risk. Interest rate risk and foreign currency exchange rate risk are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. All of our market risk sensitive assets, liabilities and related derivative positions are for non-trading purposes only.

Interest Rate Exposure

Our primary interest rate exposures relate to our loans, mortgage backed securities and variable-rate debt, as well as our interest rate swaps and caps. Changes in the general level of interest rates can effect our net interest income, which is the difference between the interest income earned on interest-earning assets and the interest expense incurred in connection with our interest-bearing liabilities. Changes in the level of interest rates also can effect, among other things, our ability to originate and acquire loans and securities, the value of our loans and mortgage backed securities, and our ability to realize gains from the settlement of such assets. We utilize interest rate swaps, caps and match-funded financings in order to limit the effects of interest rates on our operations. As of September 30, 2002, a 100 basis point change in short term interest rates would affect our earnings by no more than $2.4 million per annum.

Our financing strategy focuses on the use of match-funded financing structures. This means that we seek to match the maturities of our financial obligations with the maturities of our investments to minimize the risk that we have to refinance our liabilities prior to the maturities of our assets, and to reduce the impact of changing interest rates on earnings. In addition, we generally match-fund interest rates with like-kind debt (i.e., fixed-rate assets are financed with fixed-rate debt, and floating-rate assets are financed with floating-rate debt), directly or through the use of hedges such as interest rate swaps, caps, or other financial instruments, or through a combination of these strategies. This allows us to reduce the impact of changing interest rates on our earnings. In this regard, we utilize securitization structures, particularly collateralized bond obligations, otherwise known as CBOs, as well as other match-funded financing structures.

Currency Rate Exposure

Our primary foreign currency exchange rate exposures relate to our real estate leases and assets. Our principal direct currency exposures are to the Euro and the Canadian Dollar. Changes in the currency rates can adversely impact the fair values and earnings streams of our international holdings. We have attempted to mitigate this impact in part by utilizing local currency-denominated financing on our foreign investments to partially hedge, in effect, these assets.

We have material investments in a portfolio of Belgian properties, the LIV portfolio, and a portfolio of Canadian properties, the Bell Canada portfolio. These properties are financed utilizing debt instruments denominated in their respective local currencies (the Euro and the Canadian Dollar). The net equity invested in these portfolios, approximately $18.2 million and $18.9 million, respectively, at September 30, 2002, is exposed to foreign currency exchange risk.

Fair Values

For certain of our financial instruments, fair values are not readily available since there are no active trading markets as characterized by current exchanges between willing parties. Accordingly, fair values can only be derived or estimated for these investments using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated future cash flows is inherently subjective and imprecise. We note that minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values, and that the fair values reflected below are indicative of the interest rate and currency rate environments as of September 30, 2002 and do not take into consideration the effects of subsequent interest rate or currency rate fluctuations.

We note that the values of our investments in real estate securities, primarily the CBO collateral, and in derivative instruments, primarily interest rate hedges on our debt, are sensitive to changes in market interest rates, interest rate spreads, credit spreads and other market factors. The value of these investments can vary, and has varied, materially from period to period. Historically, the values of our real estate securities have tended to vary inversely with those of our derivative instruments.

We held the following interest rate risk sensitive instruments at September 30, 2002 (unaudited) (dollars in thousands):

                                                PRINCIPAL      WEIGHTED
                                                BALANCE OR      AVERAGE
                                    CARRYING     NOTIONAL      EFFECTIVE      MATURITY
                                     AMOUNT       AMOUNT     INTEREST RATE      DATE            OTHER TERMS            FAIR VALUE
                                     ------       ------     -------------      ----            -----------            ----------
                                                                                               Various (mixed
                                                                                             floating and fixed
Assets:                                                                                    rates, amortizing and
   CBO collateral, net (A)....     $1,088,742   $1,059,103         8.16%       Various         interest only)         $1,088,742
   Marketable securities,
      available for sale (B)..          7,184       19,326        18.94%         (B)                (B)                    7,184
   Interest rate caps, treated
      as hedges, net (C)......          5,720      198,764          N/A          (C)                (C)                    5,720
                                                                                            Amortizes principal
                                                                                            based on collateral
Liabilities:                                                                                payments, subject to
   CBO bonds payable (D)......        867,770      881,500         3.92%         (D)            reinvestment             887,862
                                                                                            Amortizes principal
                                                                                               with a balloon
                                                                                                 payment at
   Other bonds payable (E)             37,078       37,812         6.72%       Apr-12             maturity                36,373
                                                                                            Amortizes principal
                                                                                               with a balloon
                                                                                                 payment at
   Notes payable(E)...........         50,618       50,618         4.63%       Nov-16             maturity                50,618
   Repurchase agree-
      ment (E)................          1,457        1,457         3.17%     Short-term        Interest only               1,457
   Interest rate swaps,
      treated as hedges,
      net (F).................         51,685      451,736          N/A          (F)                (F)                   51,685
   Non-hedge derivative
      obligations (G).........            511          (G)          N/A          (G)                (G)                      511

---------------

(A) The fair value of these securities is estimated by obtaining broker quotations.

(B) These two securities with carrying amounts of $3.9 million and $3.2 million, respectively, mature in November 2007 and August 2030, respectively, and represent subordinate and residual interests in securitizations. The fair values of these securities, for which quoted market prices are not readily available, are estimated by means of a price/yield analysis based on our expected disposition strategies for such assets.

(C) These two agreements have notional balances of $180.8 million and $18.0 million, respectively, mature in March 2009 and October 2015, respectively, and cap 1-month LIBOR at 6.50% and 3-month LIBOR at 8.00%, respectively. The fair value of these agreements is estimated by obtaining counterparty quotations.

(D) For those bonds bearing floating rates at spreads over market indices, representing approximately $710.3 million of the carrying amount of the CBO bonds payable, we believe that for similar financial instruments with comparable credit risks, the effective rates approximate market rates. Accordingly, the carrying amount outstanding on these bonds is believed to approximate fair value. For those bonds bearing fixed interest rates, values were obtained by discounting expected future payments by a rate calculated by imputing a spread over a market index on the date of borrowing. The weighted average stated maturity of the CBO bonds payable is September 2035.

(E) We believe that for similar financial instruments with comparable credit risks, the stated interest rates (all of which are floating rates at spreads over market indices) approximate market rates, with the exception of the Bell Canada securitization which bears interest at a fixed rate. The Bell Canada securitization was valued by discounting expected future payments by a rate calculated by imputing a spread over a market index on the date of borrowing.

(F) These two agreements have notional balances of $161.7 million and $290.0 million, respectively, mature in July 2005 and April 2011, respectively, and swap 1-month LIBOR for 6.1755% and 3-month LIBOR for 5.93%, respectively. The fair value of these agreements is estimated by obtaining counterparty quotations.

(G) These are two essentially offsetting interest rate caps and two essentially offsetting interest rate swaps, each with notional amounts of $32.5 million, an interest rate cap with a notional balance of $17.5 million, and an interest rate cap with a notional balance of approximately $58.7 million. It also includes the CBO III agreement which has a notional amount of $123.7 million at September 30, 2002. The maturity date of the purchased swap is July 2009; the maturity date of the sold swap is July 2014, the maturity date of the $32.5 million caps is July 2038, the maturity date of the $17.5 million cap is July 2009, and the maturity date of the $58.7 million cap is August 2004. They have been valued by reference to counterparty quotations.

We held the following currency rate risk sensitive balances at September 30, 2002 (unaudited):

                                                            CURRENT       EFFECT OF A 5%   EFFCT OF A 5%
                                                            EXCHANGE         NEGATIVE        NEGATIVE
                                 CARRYING       LOCAL       RATE TO         CHANGE IN       CHANGE IN
                                  AMOUNT       CURRENCY        USD          EURO RATE        CAD RATE
                                  ------       --------        ---          ---------        --------
                                                (DOLLARS IN THOUSANDS, EXCEPT EXCHANGE RATES)
Assets:
   LIV portfolio ........        $ 64,229         Euro       1.01358        $ (3,211)             N/A
   Bell Canada portfolio           47,158         CAD        1.58680             N/A         $ (2,358)
   LIV other, net .......           4,558         Euro       1.01358            (228)             N/A
   Bell Canada other, net           8,822         CAD        1.58680             N/A             (441)
Liabilities:
   LIV mortgage .........          50,618         Euro       1.01358           2,531              N/A
   Bell Canada bonds ....          37,078         CAD        1.58680             N/A            1,854
                                                                            --------         --------
   Total ................                                                   $   (908)        $   (945)
                                                                            ========         ========

---------------

USD refers to U.S. dollars; CAD refers to Canadian dollars

Item 4. Controls and Procedures

            (a) Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's reports filed or submitted under the Exchange Act.

            (b) Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings -- The Company is not party to any material legal proceedings.

Item 2. Change in Securities and Use of Proceeds

            On June 6, 2002, the Company issued 1 share of its common stock to Newcastle Investment Holdings Corp. for $1.00. On July 12, 2002, the Company issued to Newcastle Investment Holdings 999 shares of common stock in exchange for a contribution of certain assets with a book value, as of March 31, 2002, of approximately $190 million.

            Prior to the Company's initial public offering, the Company effected a stock dividend pursuant to which 1,000 shares of its common stock were converted into 16,488,517 shares of its common stock.

            Pursuant to a registration statement declared effective by the Securities and Exchange Commission on October 9, 2002 (File no. 333-90578), the Company issued and sold 7 million shares of its common stock, par value $0.01 per share, in a public offering underwritten by Bear Stearns & Co. Inc., Lehman Brothers, Banc of America Securities LLC and Friedman, Billings Ramsey & Co., Inc. The aggregate offering price for these shares was $91 million. The aggregate underwriting discounts and commissions were approximately $6 million. The Company also incurred a total of approximately $5 million of other expenses in connection with the offering. None of these expenses were direct or indirect payments to any directors, officers or partners of the Company or their associates or to persons owning 10 percent or more of any class of the Company's securities. Of the approximately $80 million of net proceeds to the Company (after deducting the underwriters' discount and commission and other offering expenses) approximately $13 million was used to pay a portion of the purchase price for a portfolio of mortgage loans from an affiliate of Bear Stearns & Co. Inc., approximately $25 million was used to make deposits on a portfolio of real estate securities from an affiliate of Bear Sterns & Co. Inc., and the balance, pending its use, is currently invested in interest bearing accounts.

Item 3. Defaults upon Senior Securities -- None

Item 4. Submission of Matters to a Vote of Security Holders -- None

Item 5. Other Information -- Not Applicable

Item 6. Exhibits and Reports on Form 8-K

            (a)   Exhibits filed with this Form 10-Q:

                  3.1 Articles of Amendment and Restatement (incorporated by reference to the Registrant's Registration Statement on Form S-11 (File No. 333-90578), Exhibit 3.1).

                  3.2 By-laws (incorporated by reference to the Registrant's Registration Statement on Form S-11, (File No. 333-90578), Exhibit 3.2).

                  4.1 Rights Agreement between the Registrant and American Stock Transfer and Trust Company, as Rights Agent, dated October 16, 2002.

                  10.1 Management and Advisory Agreement by and among the Registrant and Fortress Investment Group LLC, dated June 6, 2002.

                  99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  99.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            (b) Reports on Form 8-K filed by the registrant during its fiscal quarter ended September 30, 2002:

                  None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

NEWCASTLE INVESTMENT CORP.


November 22, 2002

By: /s/ Wesley R. Edens
    ----------------------
Wesley R. Edens
Chairman of the Board

November 22, 2002

By: /s/ Michael I. Wirth
    ----------------------
Michael I. Wirth
Chief Financial Officer

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

            REGARDING PERIODIC REPORT CONTAINING FINANCIAL STATEMENTS

I, Wesley R. Edens, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Newcastle Investment Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      November 22, 2002                /s/ Wesley R. Edens
      -------------------------        ----------------------------------
      (Date)                           Wesley R. Edens, Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

            REGARDING PERIODIC REPORT CONTAINING FINANCIAL STATEMENTS

I, Michael I. Wirth, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Newcastle Investment Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      November 22, 2002               /s/ Michael I. Wirth
      --------------------------      -----------------------------------------
      (Date)                          Michael I. Wirth, Chief Financial Officer