Form 10-K
period 2002-12-31
NEWCASTLE INVESTMENT CORP
filed 2003-02-28
CIK 1175483

                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISION

                             Washington, D.C. 20549

                                    FORM 10-K

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended       December 31, 2002
                          ----------------------------------

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________to____________________

Commission File Number: 001-31458

         Newcastle Investment Corp.
--------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

          Maryland                                     81-0559116
-------------------------------------       -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

1251 Avenue of the Americas, New York, NY          10020
-------------------------------------------------------------------------------
(Address of principal executive offices)          (Zip Code)

         (212) 798-6100
--------------------------------------------------------------------------------
(Registrant's telephone number, including area code)

 ______________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12 (b) of the Act:

Common Stock, $0.01 par value per share     (New York Stock Exchange (NYSE)
---------------------------------------     ------------------------------------
Title of each class                         Name of exchange on which registered

Securities registered pursuant to Section 12 (g) of the Act:  Not Applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K __

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

[ ] Yes [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant's most recently completed second fiscal quarter: Not applicable. The Registrant completed its initial public offering in October 2002. (As of February 14, 2003, the aggregate market value of the Registrant's common stock, $0.01 par value per share, held by nonaffiliates of the Registrant, computed by reference to the closing price of $16.20 as reported on the New York Stock Exchange as of the close of business on February 14, 2003 was $ 109.7 million.)

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

Common stock, $0.01 par value per share: 23,488,517 outstanding as of February 14, 2003.

DOCUMENTS INCORPORATED BY REFERENCE:

         1. Portions of the Registrant's definitive proxy statement for the Registrant's 2003 annual meeting, to be filed within 120 days after the close of the Registrant's fiscal year, incorporated by reference into Part III of this Annual Report on Form 10-K.

                              CAUTIONARY STATEMENTS

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

Specifically,

Risks Relating to our Management

         - We are dependent on our manager and may not find a suitable replacement if our manager terminates the management agreement.

         - There are conflicts of interest in our relationship with our manager, who manages and invests in other real estate-related investment vehicles, including Newcastle Investment Holdings.

         - We have a limited operating history as a separate business from Newcastle Investment Holdings and may not operate successfully as a separate business.

         - Our directors have approved very broad investment guidelines for our manager and do not approve each investment decision made by our manager.

         - We may change our investment strategy without stockholder consent which may result in riskier investments than our current investments.

Risks Relating to our Business

         - We are subject to significant competition from others, many of which have greater resources than us, and we may not compete successfully for investments.

         - We leverage our portfolio, which may adversely affect our return on our investments and may reduce cash available for distribution.

         - The mortgage loans we invest in and the mortgage loans underlying the mortgage backed securities we invest in are subject to delinquency, foreclosure and loss, which could result in losses to us.

         - Although we seek to match fund our investments to limit refinance risk, in particular with respect to our investments in real estate securities, we do not employ this strategy with respect to our investments in mortgage loans.

         - Our investments in subordinated mortgage backed securities are subject to losses and in the event of a default, we may not be able to recover all of our investment in the securities we purchase.

         - Our investments in REIT securities are subject to specific risks relating to the particular REIT issuer of the securities and to the general risks of investing in subordinated real estate securities, which may result in losses to us.

         - The B Notes we invest in may be subject to additional risks relating to the privately negotiated structure and terms of the transaction, which may result in losses to us.

         - Our insurance on our real estate and insurance on our real estate collateral may not cover all losses.

         - Environmental compliance costs and liabilities with respect to our real estate may affect our results of operations.

         - Many of our investments are illiquid and we may not be able to vary our portfolio in response to changes in economic and other conditions.

         -        Interest rate fluctuations may cause losses.

         - Our investments in mortgage loans and real estate securities are subject to changes in credit spreads.

         - Our hedging transactions may limit our gains or result in losses.

         - We may not be able to acquire eligible securities for a CBO issuance, or may not be able to issue CBO securities on attractive terms, which may require us to seek more costly financing for our investments or to liquidate assets.

         - Prepayment rates can increase, adversely affecting yields on our investments.

         - Our international investments are subject to currency rate exposure and the uncertainty of foreign laws and markets.

         -        We are exposed to credit risk from a significant tenant, Bell
                  Canada.

Risks Relating to our Company

         - Our failure to qualify as a REIT would result in higher taxes and reduced cash available for stockholders.

         - REIT distribution requirements could adversely affect our liquidity.

         - Maintenance of our Investment Company Act exemption imposes limits on our operations.

         - The stock ownership limit imposed by the Internal Revenue Code for REITs and our charter may inhibit market activity in our stock and may restrict our business combination opportunities.

         - The following factors may inhibit or prevent a change of our control, which could depress our stock price: Maryland takeover statutes; our authorized but unissued common and preferred stock; our stockholder rights plan; and our staggered board and other provisions of our charter and bylaws.

         Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect our management's views as of the date of this report. The factors noted above could cause our actual results to differ significantly from those contained in any forward -looking statement. For a discussion of our critical accounting policies see "Management's Discussion and Analysis of Pro Forma Financial Condition and Results of Operations - Critical Accounting Policies."

         Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this report to conform these statements to actual results.

                           NEWCASTLE INVESTMENT CORP.
                                    FORM 10-K

                                      INDEX

                                                                                                       PAGE
                                     PART I

Item 1.       Business                                                                                   1

Item 2.       Properties                                                                                15

Item 3.       Legal Proceedings                                                                         16

Item 4.       Submission of Matters to a Vote of Security Holders                                       16

                                   PART II

Item 5.       Market for Registrant's Common Equity and Related Stockholder Matters                     16

Item 6.       Selected Financial Data                                                                   17

Item 7.       Management's Discussion and Analysis of Pro Forma Financial
              Condition and Results of Operations                                                       23

              Management's Discussion and Analysis of Historical Financial
              Condition and Results of Operations                                                       32

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk                                39

Item 8.       Financial Statements and Supplementary Data                                               43

              Independent Auditors' Report                                                              45

              Consolidated Balance Sheets as of December 31, 2002 and December 31, 2001                 46

              Consolidated Statements of Income for the years ended December 31, 2002, 2001
              and 2000                                                                                  47

              Consolidated Statements of Stockholders' Equity and Redeemable Preferred Stock
              for the years ended December 31, 2002, 2001 and 2000                                      48

              Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001
              and 2000                                                                                  50

              Notes to Consolidated Financial Statements                                                52

Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure      84

                                  PART III

Item 10.      Directors and Executive Officers of the Registrant                                        84

Item 11.      Executive Compensation                                                                    84

Item 12.      Security Ownership of Certain Beneficial Owners and Management                            84

Item 13.      Certain Relationships and Related Transactions                                            84

Item 14.      Controls and Procedures                                                                   84

                                   PART IV

Item 15.      Exhibits                                                                                  84

              Signatures                                                                                86

              Certifications                                                                            87

                                     PART I

ITEM 1.  BUSINESS.

         We invest in real estate securities and other real estate-related assets. We seek to finance these investments primarily using match-funded financing structures. Match-funded financing structures match assets and liabilities with respect to maturities and interest rates. Our objective is to maximize the difference between the yield on our investments and the cost of financing these investments while hedging our positions. We are organized and conduct our operations to qualify as a real estate investment trust (REIT) for federal income tax purposes.

         We were formed in June 2002 for the purpose of separating the real estate securities and credit leased real estate businesses from Newcastle Investment Holdings Corp. We completed the initial public offering of our common stock in October 2002. Newcastle Investment Holdings currently owns approximately 70% of our outstanding common stock. Newcastle Investment Holdings was formed in May 1998. Prior to the completion of our initial public offering, Newcastle Investment Holdings contributed to us certain assets and related liabilities in exchange for shares of our common stock. However, for accounting purposes this transaction is presented as a reverse spin-off. Under a reverse spin-off, Newcastle Investment Corp. is treated as the continuing entity and the assets retained by Newcastle Investment Holdings are accounted for as if they were distributed at historical book basis through a spin-off to Newcastle Investment Holdings.

         We own a diversified portfolio of credit sensitive real estate securities, including commercial and multifamily mortgage backed securities
(CMBS) and unsecured REIT debt, rated primarily BBB (BBB-- is the lowest investment grade rating) and BB (BB+ is the highest non-investment grade rating). Mortgage backed securities are interests in or obligations secured by pools of commercial or multifamily mortgage loans. We also own credit leased real estate in Canada and Belgium. We consider credit leased real estate to be real estate that is leased primarily to tenants with, or whose major tenant has, investment grade credit ratings. We also own a pool of mortgage loans. We describe each of these assets and liabilities below under "-- Our Investments."

         We are externally managed and advised by Fortress Investment Group LLC. Our chairman and chief executive officer and each of our executive officers also serve as officers of our manager. We have no ownership interest in our manager. We have chosen to be externally managed by Fortress Investment Group to take advantage of the existing business relationships, operational and risk management systems, expertise and economies of scale associated with our manager's current business operation. At December 31, 2002, our manager and its principals owned approximately 16.4% of the common equity of Newcastle Investment Holdings (25.8% upon exercise of outstanding options to purchase shares of Newcastle Investment Holdings). In addition, we have granted to our manager an option to purchase 700,000 shares of our common stock, at the offering price of our shares in our initial public offering. Fortress Investment Group and its principals beneficially own approximately 20.5% of our common stock, taking into account interests in Newcastle Investment Holdings and assuming exercise of all of their options. We pay Fortress Investment Group an annual base management fee and may pay incentive compensation based on certain performance criteria. Fortress Investment Group also manages and invests in other entities, including Newcastle Investment Holdings, that invest in real estate assets.

OUR STRATEGY

         We focus on investing in credit sensitive real estate securities, including mortgage backed securities and REIT securities, and invest in other real estate related investments, including credit leased real estate and mortgage loans. The mortgage backed securities we invest in will generally be junior in right of payment of interest and principal to one or more senior classes, but will benefit from the support of one or more subordinate classes of securities or other form of credit support within a securitization transaction. The REIT securities we invest in will reflect a comparable credit position and rating. We believe that these securities offer attractive risk-adjusted returns with long-term principal protection under a variety of default and loss scenarios. While the expected yield on these securities is sensitive to the performance of the underlying assets, the more subordinated securities or other features of the securitization transaction, in the case of mortgage backed securities, and the issuer's underlying equity, in the case of REIT securities, are designed to bear the first risk of default and loss. We further minimize credit risk through active surveillance and management of our portfolio.

         Returns on these investments can be sensitive to interest rate volatility. We attempt to minimize exposure to interest rate fluctuation through the use of match-funded financing structures. In particular, we finance our real estate secu- rities investments through the issuance of debt securities in the form of collateralized bond obligations (CBOs) to take advantage of the structural flexibility offered by CBO transactions to buy and sell certain investment positions to manage risk and, subject to certain limitations, to optimize returns.

         We actively monitor our investment portfolio and the underlying credit quality of our holdings and, where appropriate, may reposition our investments to upgrade the credit quality and yield on our investments. We selectively pursue special investment situations where we believe cash flows have been mispriced, including discounted securities purchases in sectors or jurisdictions which have fallen out of favor due to economic pressures, regulatory issues or illiquidity. We draw on our manager's expertise and significant business relationships with participants in the real estate securities industry to enhance our access to these investments, which may not be broadly marketed.

         Our investments may be made directly or indirectly, such as in the form of an investment in a vehicle created to hold such assets. We conduct our business such that our investments in the securities of other issuers do not require us to register as an "investment company" under the Investment Company Act of 1940, as amended, and we would divest securities before any such registration would be required.

OUR COMPETITIVE STRENGTHS

Asset Quality and Diversification

         Our portfolio is diversified by asset type, industry, location and issuer. We expect that diversification will minimize the risk of capital loss, and will also enhance the terms of our financing structures.

         Our portfolio of real estate securities has an overall weighted average credit rating of BBB--, and approximately 68% of these securities have an investment grade rating (BBB-- or higher). As of December 31, 2002, 81% of the square footage of our credit leased real estate was occupied by tenants having investment grade credit ratings. For a detailed description of the ratings assigned by Standard and Poor's and Moody's, see "-- Ratings."

Match-Funding Discipline

         Generally, we seek to "match fund" our assets and liabilities with respect to maturities and interest rates. We attempt to match the maturities of our investments with the maturities of our financial obligations. In addition, our objective is to finance our investments with like-kind debt (i.e., floating-rate assets are financed with floating-rate debt and fixed-rate assets are financed with fixed-rate debt), directly or through the use of hedges such as interest rate swaps, caps and other financial instruments, subject to limitations on the ability to utilize these instruments pursuant to the tax rules applicable to REITs. This allows us to reduce interim refinancing risk and the impact of changing interest rates on our earnings and net asset value. As of December 31, 2002, a 100 basis point change in short-term interest rates would affect our earnings by no more than $1.9 million per annum.

Creative Financing Strategies

         We seek to enhance returns to stockholders through the use of leverage. We finance our investments in real estate securities by issuing debt securities, in particular CBOs, to take advantage of the structural flexibility offered by CBO transactions. Unlike typical securitization structures, the assets underlying the CBOs may be sold, subject to certain limitations, without a corresponding pay-down of the CBO, provided the proceeds are reinvested in qualifying assets. As a result, CBOs enable us to actively manage, subject to certain limitations, the pool of assets. We have also employed lease securitizations to finance certain of our credit leased real estate. We use short term financing, in the form of repurchase agreements, bridge financings and bank warehousing facilities, prior to implementing optimal match-funded financing.

Experienced Management

         The principal executives of our manager have an average of more than 17 years of experience in the fields of real estate investing and finance, private equity investment, capital markets, transaction structuring and risk management with respect to both dollar and non-dollar denominated investments, providing us with significant expertise in key areas of our business. Over the last six years alone, the founders of our manager have managed the acquisition of over $20 billion of real estate-related assets and the issuance of over $11 billion of real estate securities.

OUR INVESTMENT GUIDELINES

         Our board of directors has adopted general guidelines for our investments and borrowings to the effect that:

         - no investment shall be made which would cause us to fail to qualify as a REIT;

         - no investment shall be made which would cause us to be regulated as an investment company;

         - no more than 20% of our equity, determined as of the date of such investment, shall be invested in any single asset;

         - our leverage shall not exceed 90% of the value of our assets; and

         - we shall not co-invest with the manager or any of its affiliates unless (i) our co-investment is otherwise in accordance with these guidelines and (ii) the terms of such co-investment are at least as favorable to us as to the manager or such affiliate (as applicable) making such co-investment.

         Our manager is required to seek the approval of the independent members of our board of directors before we engage in a material transaction with another entity managed by our manager. These investment guidelines may be changed by our board of directors without the approval of our stockholders.

OUR TARGETED INVESTMENTS

         COMMERCIAL MORTGAGE BACKED SECURITIES. We invest in commercial mortgage backed securities (CMBS), which are secured by or evidence ownership interests in a single commercial mortgage loan or a pool of mortgage loans secured by commercial properties. These securities may be senior, subordinate, investment grade or non-investment grade securities. We expect the majority of our CMBS investments to be rated by at least one nationally recognized rating agency. The majority of our investments in CMBS consist of securities that are part of a capital structure or securitization where the rights of such class to receive principal and interest are subordinate to senior classes but senior to the rights of lower rated classes of securities. We seek to invest in CMBS that will yield high current interest income and where we consider the return of principal to be likely. We acquire CMBS from private originators of, or investors in, mortgage loans, including savings and loan associations, mortgage bankers, commercial banks, finance companies, investment banks and other entities.

         The yield on CMBS depends, in part, on the timely payment of interest and principal due on the underlying mortgage loans and defaults by the borrowers on such loans may ultimately result in deficiencies and defaults on the CMBS. In the event of a default, the trustee for the benefit of the holders of CMBS has recourse only to the underlying pool of mortgage loans and, if a loan is in default, to the mortgaged property securing such mortgage loan. After the trustee has exercised all of the rights of a lender under a defaulted mortgage loan and the related mortgaged property has been liquidated, no further remedy will be available. However, holders of relatively senior classes of CMBS will be protected to a certain degree by the structural features of the securitization transaction within which such CMBS were issued, such as the subordination of the relatively more junior classes of the CMBS.

         The credit quality of CMBS depends primarily on the credit quality of the underlying mortgage loans. Among the factors determining credit quality of a mortgage loan are (i) the purpose of the mortgage loan (e.g. refinancing or new purchase), (ii) the principal amount of the mortgage loan relative to the value of the related mortgaged property at origination and at maturity, (iii) the mortgage loan terms (e.g. amortization, balloon amounts, reserves, prepayment terms), (iv) the geographic location of the mortgaged property securing the mortgage loan, and (v) the creditworthiness of tenants occupying the underlying properties.

         In considering whether to acquire a CMBS, we perform due diligence to assess the credit quality of the mortgage loans as discussed above, as well as
(i) the capabilities of the master and special servicer servicing the mortgage loans, (ii) the CMBS structure including subordination levels, (iii) the prepayment and default history of the other mortgage loans previously originated by lenders, (iv) cash flow analyses under various prepayment and interest rate scenarios (including sensitivity analyses), and (v) an analysis of various default scenarios.

         B NOTES. We invest in "B Notes" rated by at least one nationally recognized rating agency. A "B Note" is typically a privately negotiated loan
(a) secured by a first mortgage on a single large commercial property or group of related properties and (b) subordinated to an "A Note" secured by the same first mortgage on the same property. The subordination of a B Note is typically evidenced by an inter-creditor agreement with the holder of the related A Note.

         B Notes share certain credit characteristics with subordinated CMBS, in that both reflect an interest in a first mortgage and are subject to more credit risk with respect to the underlying mortgage collateral than the corresponding senior securities or the A Notes, as the case may be. As opposed to a typical CMBS secured by a large pool of mortgage loans, B Notes typically are secured by a single property, and the associated credit risk is concentrated in that single property. B Notes also share certain credit characteristics with second mortgages, in that both are subject to more credit risk with respect to the underlying mortgage collateral than the corresponding first mortgage or the A Note, as the case may be. We acquire B Notes in negotiated transactions with the originators, as well as in the secondary market.

         The yield on a B Note depends on the timely payment by the borrower of interest and principal. Default by the borrower may, depending on the transaction structure, result in the immediate interruption of current cash flow and may ultimately result in the loss of principal of the B Note. In the event of such a default, the rights of the B Note holders to foreclose on the mortgage collateral are typically subject to the prior right of the holder of the corresponding A Note. As a result, the rights of the holder of a B Note to mitigate losses in the event of a borrower default may be impaired.

         The credit quality of a B Note depends on (i) the borrower under the underlying mortgage, (ii) the value of the underlying collateral and the extent to which it secures the obligation owed to the B Note holder, (iii) the rights under the mortgage loan documents (e.g. personal guarantees, additional collateral, default covenants, remedies), (iv) the B Note holder's rights under an inter-creditor agreement with the A Note holders, (v) the level and stability of cash flow from the property available to service the mortgage debt, and (vi) the availability of capital for refinancing by the borrower if the mortgage loan does not fully amortize.

         We perform extensive due diligence and credit analysis including (i) borrower credit underwriting, (ii) property review (e.g. appraisal, environmental, structural), (iii) mortgage loan and B Note documentation review,
(iv) property cash flow analysis, and (v) analysis of the eligibility of each mortgage loan for inclusion as collateral in a future securitization or appropriateness for other forms of financing or sale.

         REIT SECURITIES. We invest in securities issued by other REITs, including investment grade and non-investment grade debt and preferred equity securities issued by other REITs. REIT debt securities are generally unsecured corporate obligations of REITs. We expect the majority of these REIT securities to be rated by at least one nationally recognized rating agency. We seek to invest in REIT securities that will yield high current interest and dividend income and where we consider the return of principal to be likely. We acquire REIT securities from companies representing a variety of property types.

         The credit quality of REIT securities is directly dependent on the financial condition and business outlook of the issuer. Factors determining the financial condition and outlook include (i) portfolio credit quality (e.g. diversity, type of asset and stability of cash flow), (ii) availability of capital, (iii) leverage and leverage trends, (iv) size of portfolio, (v) competition, and (vi) quality of the REIT's management team.

         In analyzing these REIT securities, we consider, among other factors, the credit quality factors described above as well as unencumbered and encumbered cash flow coverage, capital structure, refinancing risks, and covenants of the issuer's outstanding debt.

         RESIDENTIAL MORTGAGE SECURITIES. We may invest in residential mortgage backed securities (RMBS), which are secured by or evidence ownership interests in pools of mortgage loans secured by single family residential properties. We would invest in securities with credit quality and subordination levels similar to those described above for our CMBS investments.

         We seek to invest in RMBS that will yield high current interest income and where we consider the return of principal to be likely. We will acquire RMBS from private originators of, or investors in, mortgage loans, including savings and loan associations, mortgage bankers, commercial banks, finance companies, investment banks and other entities.

         Like CMBS, the yield on RMBS depends, in part, on the timely payment of interest and principal due on the underlying mortgage loans by the borrowers under such mortgage loans and defaults by such borrowers may ultimately result in deficiencies and defaults on the RMBS. In the event of a default, the trustee for the benefit of the holders of RMBS has rights similar to corresponding rights of a CMBS trustee.

         Like CMBS, the credit quality of RMBS depends on the credit quality of the underlying mortgage loans, which is a function of factors such as (i) the purpose of the mortgage loans (e.g. refinancing or new purchase), (ii) the principal amount of the mortgage loans relative to the value of the related mortgaged properties, (iii) the mortgage loan terms (e.g. amortization), (iv) the geographic location of the properties securing the mortgage loans, and (v) the creditworthiness of the borrowers.

         In considering whether to acquire an RMBS, we perform due diligence to assess the credit quality of the mortgage loans as discussed above for CMBS, as well as the likelihood of prepayment, which residential borrowers are generally permitted to do without penalty. For RMBS, credit quality may also depend on the extent of any government or agency guarantee of the mortgage loans securing the RMBS.

         MORTGAGE LOANS. We invest in portfolios of mortgage loans from various sellers, including life insurance companies, banks and other owners, generally secured by commercial or residential properties in the U.S. Among the factors determining credit quality of a mortgage loan are (i) the purpose of the mortgage loan (e.g. refinancing or new purchase), (ii) the principal amount of the mortgage loan relative to the value of the related mortgaged property at origination and at maturity, (iii) the mortgage loan terms (e.g. amortization, balloon amounts, reserves, prepayment terms), (iv) the geographic location of the mortgaged property securing the mortgage loan, and (v) the creditworthiness of tenants or borrowers occupying the underlying property.

         OTHER REAL ESTATE-RELATED INVESTMENTS. We may also make investments in other types of commercial real estate assets as well as in non-mortgage backed securities. In particular, we may invest in credit leased real property similar to our current credit leased real estate portfolio.

         Although we invest in the investments described above, our business decisions will depend on changing market conditions. As a result, we cannot predict with any certainty the percentage of our assets that will be invested in each category. We may change our investment strategy and policies without a vote of stockholders. We may acquire assets from our manager or its affiliates, including securities issued by our manager or its affiliates. There are no limitations on such transactions, except that they must comply with our general investment guidelines and our management agreement with our manager.

OUR FINANCING STRATEGY

         We seek to enhance returns to stockholders through the use of leverage. Our financing strategy focuses on the use of match-funded financing structures. This means that we seek to match the maturities of our financial obligations with the maturities of our investments to minimize the risk that we have to refinance our liabilities prior to the maturities of our assets, and to reduce the impact of changing interest rates on earnings. In addition, we generally match fund interest rates with like-kind debt (i.e., fixed-rate assets are financed with fixed-rate debt, and floating-rate assets are financed with floating-rate debt), through the use of hedges such as interest rate swaps, caps, or through a combination of these strategies. This allows us to reduce the impact of changing interest rates on our earnings. In this regard, we intend to utilize securitization structures, particularly CBOs, as well as other match-funded financing structures. CBOs are multiple class debt securities, or bonds, secured by pools of assets, such as mortgage backed securities, B Notes and REIT debt. Like typical securitization structures, in a CBO (a) the assets are pledged to a trustee for the benefit of the holders of the bonds, (b) one or more classes of the bonds are rated by one or more rating agencies, and (c) one or more classes of the bonds are marketed to a wide variety of fixed income investors, which enables the CBO sponsor to achieve a relatively low cost of long-term financing. Unlike typical securitization structures, we prefer to structure our CBOs such that the underlying assets may be sold, subject to certain limitations, without a corresponding pay-down of the CBO, provided the proceeds are reinvested in qualifying assets. As a result, CBOs enable the sponsor to actively manage, subject to certain limitations, the pool of assets. We believe that our CBO financing structures are an appropriate financing vehicle for our targeted asset classes, because they will enable us to lock in a long-term cost of funds and minimize the risk that we have to refinance our liabilities prior to the maturities of our investments while giving us the flexibility to manage credit risk and, subject to certain limitations, to take advantage of profit opportunities.

         We may also use short term financing, in the form of repurchase agreements, bridge financings and bank warehousing facilities, as an intermediary step prior to the implementation of optimal match-funded financing. We utilize leverage for the sole purpose of financing our portfolio and not for the purpose of speculating on changes in interest rates.

OUR HEDGING ACTIVITIES

         We enter into hedging transactions to protect our positions from interest rate fluctuations and other changes in market conditions. These transactions may include interest rate swaps, the purchase or sale of interest rate collars, caps or floors, options, mortgage derivatives and other hedging instruments. These instruments may be used to hedge as much of the interest rate risk as our manager determines is in the best interest of our stockholders, given the cost of such hedges and the need to maintain our status as a REIT. Our manager may elect to have us bear a level of interest rate risk that could otherwise be hedged when our manager believes, based on all relevant facts, that bearing such risks is advisable. Our manager has extensive experience in hedging real estate positions with these types of instruments. Our manager engages in hedging for the sole purpose of protecting against interest rate risk and not for the purpose of speculating on changes in interest rates.

OUR INVESTMENTS

         We own a diversified portfolio of credit sensitive real estate securities, including commercial mortgage backed securities and unsecured REIT debt rated primarily BBB (the lowest investment grade rating) and BB (one level below investment grade). We also own certain credit leased real estate in Canada and Europe and a pool of mortgage loans.

         Information regarding our business segments is provided in "Item 7. Management's Discussion and Analysis of Pro Forma Financial Condition and Results of Operations," in "Item 7. Management's Discussion and Analysis of Historical Financial Condition and Results of Operations," and in Note 3 to our consolidated financial statements which appear in "Item 8. Financial Statements and Supplementary Data."

         Our equity at December 31, 2002 is invested 75% in our real estate securities segment, 9% in our credit leased real estate segment, 4% in our real estate loan segment, and 12% in other investments, primarily cash equivalents.

         The following is a description of our investment assets as of December 31, 2002. For an explanation of the ratings assigned by Standard & Poor's and Moody's Investor Services, see "-- Ratings."

REAL ESTATE SECURITIES

         CBO I: In July 1999, Fortress CBO Investments I, Limited and Fortress CBO Investments I Corp. issued approximately $500 million face amount of CBOs and other securities in transactions exempt from the registration requirements of the Securities Act pursuant to Rule 144A and Regulation S thereunder. As of December 31, 2002, the underlying securities securing CBO I consist of:

         - $323.0 million face amount in CMBS with a weighted average coupon of 6.72%, a weighted average rating of approximately BB and a weighted average term to maturity of 7.11 years. Retail, multifamily and office properties comprise 48%, 19% and 15%, respectively, of the underlying collateral.

         - $234.6 million face amount in unsecured REIT debt securities with a weighted average coupon of 7.41%, a weighted average rating of approximately BBB and a weighted average remaining term to maturity of 5.48 years. Office, retail, industrial and residential REIT industries comprise 17%, 29%, 19% and 14%, respectively, of the debt.

         $437.5 million of Senior CBO I securities were sold to third parties and we own $62.5 million of the Subordinate CBO I securities. The table below sets forth further information with respect to the CBO I structure.

                                    MOODY'S/S&P                                   Expected
                         Class        RATINGS      FACE AMOUNT      COUPON        MATURITY(1)
                       ---------    -----------   -------------   -----------    -----------
Senior CBO I
  Securities......     A              Aaa/AAA     $ 322,500,000   LIBOR +0.65%     July-04
                       B              Aa2/AA      $  20,000,000   LIBOR +0.80%     July-04
                       C              A2/NR       $  62,500,000          7.85%     July-09
                       D              Baa2/NR     $  32,500,000          8.60%     July-09
                                                  -------------
     TOTAL........                                $ 437,500,000
                                                  =============
Subordinate CBO I
  Securities......     E              Ba2         $  17,500,000          8.00%     July-09
                       Preferred      B2          $  17,500,000          9.00%     July-09
                       Common I                   $  26,400,000          N/A       N/A
                       Common II                  $   1,100,000          N/A       N/A
                                                  -------------
     TOTAL........                                $  62,500,000
                                                  =============

------------

(1) Reflects expected maturities upon refinancing. Contractual maturities are July 2038.

         We act as collateral manager for CBO I and are paid a monthly fee of 0.5% per annum of the principal balance of the CBO I collateral. We have the discretion to buy and sell up to 15% of the outstanding face of the collateral annually, and to sell defaulted and credit risk securities on an unlimited basis. Until 2004, we are obligated to reinvest principal received from the collateral. In 2004, we intend to refinance the Class A and B Senior CBO I securities, provided it would not result in a downgrade of any rated classes of securities. Failure to so refinance on the scheduled date in 2004 will result in an additional allocation of cash flows from certain of the Subordinate CBO I securities to the Class A and B Senior CBO I securities. To better match the collateral cash flow to the debt service on the CBO I Securities, we entered into interest rate swap and cap agreements.

         CBO II: On April 25, 2002, Newcastle CDO I Limited and Newcastle CDO I Corp. issued $500 million face amount of collateralized bond obligations and other securities in our second CBO transaction. As of December 31, 2002 the second CBO, which we refer to as CBO II, consisted of:

         - $299.0 million face amount in CMBS with a weighted average coupon of 6.35%, a weighted average rating of approximately BBB- and a weighted average term to maturity of 7.17 years. Retail, multifamily and office properties comprise 35%, 29% and 19%, respectively, of the underlying collateral.

         - $113.4 million face amount in unsecured REIT debt securities with a weighted average coupon of 7.81%, a weighted average rating of approximately BBB- and a weighted average remaining term to maturity of 7.85 years. Office, retail and residential REIT industries comprise 13%, 41% and 16% respectively, of the debt.

         - $58.2 million face amount in asset backed securities with a weighted average coupon of 7.29% and a weighted average term to maturity of
            7.89 years.

         $444 million face amount of Senior CBO II securities were sold to third parties and we own $56 million of the Subordinate CBO II securities. The table below sets for the further information with respect to the structure of CBO II.

                                              MOODY'S/S&P
                                    Class        Ratings       Face Amount        COUPON      MATURITY
                                   --------   -------------   ------------     ---------     --------
Senior CBO II Securities....      Class I        Aaa/AAA      $ 372,000,000    LIBOR+0.55%    April-32

                                  Class II       A3/A--       $  38,000,000          7.59%    April-37

                                  Class III      Baa2/BBB     $  34,000,000          8.37%    April-37
                                                              -------------
              TOTAL..........                                 $ 444,000,000
                                                              =============

       Subordinate CBO II
         Securities..........    Class IV        Ba2/BB       $  19,000,000           7.50%   April-37

                                 Preferred       NR           $  37,000,000           N/A     April-37
                                                              -------------
                TOTAL........                                 $  56,000,000
                                                              =============

         We act as collateral manager for CBO II and are paid a quarterly fee of 1/4 of 0.35% of the principal balance of the CBO II collateral. We have the discretion to buy and sell up to 15% of the outstanding face of the collateral annually, and to sell defaulted and credit risk securities on an unlimited basis. Until 2007, we are obligated to reinvest principal received from the collateral. To better match the collateral cash flow to the debt service on the CBO II securities, we entered into interest rate swap and cap agreements.

         CBO III: Pursuant to an agreement entered into in July 2002 Bear, Stearns International Limited will purchase up to $450 million of commercial mortgage backed securities, REIT debt, real estate loans and asset backed securities (the CBO III Collateral), subject to our right to purchase such securities from Bear, Stearns International Limited. The CBO III Collateral is expected to be included in a securitization transaction in which we would acquire the equity interest (the CBO III transaction). Pursuant to the agreement, Bear, Stearns & Co. Inc. also has been engaged to structure and serve as lead manager for the CBO III transaction for which it will receive customary fees. As of December 31, 2002, approximately $342.4 million of the $450 million has been accumulated. If the CBO III transaction is not consummated as a result of our failure to acquire the equity interest or otherwise as a result of our gross negligence or willful misconduct, we would be required to either purchase the CBO III Collateral from Bear, Stearns International Limited or pay Bear, Stearns International Limited the negative difference between the price it paid for the CBO III Collateral and the price at which it sold the CBO III Collateral to a third-party (a Collateral Loss). If the CBO III transaction fails to close for any other reason, other than as a result of Bear, Stearns International Limited's gross neg ligence or willful misconduct, we would be required to either purchase the CBO III Collateral from Bear, Stearns International Limited or pay Bear, Stearns International Limited the lesser of the Collateral Loss and our deposit. Although we currently anticipate completing the CBO III transaction during the first quarter of 2003, there is no assurance that the CBO III transaction will be consummated. In November and December 2002, we made deposits aggregating $37.1 million under such agreement, known as the CBO III deposit. As of December 31, 2002, we estimate that the fair value of the securities purchased by Bear, Stearns International Limited is in excess of the purchase price paid by them.

CREDIT LEASED REAL ESTATE

         We own real estate located in Canada and in Belgium which, in addition to all the risks inherent in the investment in real estate generally, is also subject to fluctuations in foreign currency exchange rates, unexpected changes in regulatory requirements, political and economic instability in certain geographic locations, difficulties in managing international operations, potentially adverse tax consequences, enhanced accounting and control expenses and the burden of complying with a wide variety of foreign laws. A change in foreign currency exchange rates may adversely impact returns on our non-dollar denominated investments. Our principal currency exposures are to the Euro and the Canadian Dollar. Changes in the currency rates can adversely impact the fair values and earnings streams of our international holdings. We generally do not directly hedge our foreign currency risk through the use of derivatives, due to, among other things, REIT qualification issues.

         Bell Canada Portfolio. We own four office properties and an industrial property in Canada leased primarily to Bell Canada. We refer to these properties as the Bell Canada Portfolio. The total net rentable area is approximately 1.3 million square feet and the current annual rent as of December 31, 2002 is approximately $5.7 million. We believe that these properties are adequately covered by insurance against potential loss.

         To more effectively monetize lease cash flows and the anticipated value of the properties in the Bell Canada Portfolio, in April 2002 we issued approximately $70 million (Canadian dollars) face amount of securities secured by the lease payments and by the five Bell Canada properties in a transaction exempt from the registration requirements of both Canadian and U.S. securities laws. The Series A and B Notes were sold to third parties and the Series C Notes were retained by us.

         The table below sets forth further information on the securities issued:

                                               FACE
                                 DBRS*       (CANADIAN
         SERIES                 RATINGS       DOLLARS)       COUPON       MATURITY
------------------------        -------     ------------     ------       ---------
Series A Class I Notes .        AAA         C$18,000,000      6.150%      April-2012

Series A Class II Notes         AA          C$ 6,000,000      6.150%      April-2012

Series A Class III Notes        A+          C$30,000,000      6.150%      April-2012

Series B Notes..........        A           C$ 6,000,000      7.675%      April-2012

Series C Notes..........        BBB         C$10,000,000     11.000%      April-2012
                                            ------------
TOTAL...................                    C$70,000,000
                                            ============

---------------

* Dominion Bond Rating Service Limited

         The following table sets forth certain information with respect to the Bell Canada Portfolio as of December 31, 2002:

                              BELL CANADA PORTFOLIO

                                                                NET
                                                             RENTABLE     YEAR
                                                 STATE/       SQUARE      BUILT/      OWNERSHIP
  PROPERTY ADDRESS          CITY/SUBMARKET(1)   PROVINCE       FEET     RENOVATED        %           USE
--------------------      --------------------  ---------    ---------  ---------    ----------   ----------
20-40 Norelco Drive,      Toronto/North York       ON          624,786     1963/        100%      Industrial/
83 Signet Drive                                                          1971/                  Distribution
                                                                         1979
2 Fieldway Road           Etobicoke (Toronto)/     ON          177,214     1972/        100%      Office

                          Metro West                                    expanded
                                                                            1978
100 Dundas Street         London/CBD               ON          325,764      1980        100%      Office
449 Princess Street(3)    Kingston/CBD             ON           45,691      1981        100%      Office
66 Bay Street South(3)    Hamilton/CBD             ON          118,787      1974        100%      Office
                                                           ---------
Total/Average                                              1,292,242

                                            % OF      TENANT                                           CURRENT
                                            TOTAL       NET                                              RENT     ANNUAL
                                           SQUARE    RENTABLE    LEASE    LEASE    TENANT                PER       REAL      LEASE
                                           FOOTAGE    SQUARE     START     EXP     CREDIT     ANNUAL    SQUARE    ESTATE    RENEWAL
PROPERTY ADDRESS           TENANT          LEASED     FEET       DATE      DATE    RATING    RENT(2)     FOOT     TAXES     OPTION
----------------    -------------------   --------  ----------  -------  --------  ------  ----------  -------  ----------  -------
20-40 NorelcoDr      Bell Canada-Office     98.48%    615,274   3/26/98   3/31/07   A      $2,726,588  $  4.43  $  924,789  One 5 Yr
83 Signet Drive      Bell
                     Canada-Cafeteria        0.73%      4,559   3/26/98   3/31/07   A      $   28,862  $  6.33
                     Bell Canada-Storage     0.47%      2,960   3/26/98   3/31/07   A      $    9,369  $  3.17
                     Bell Canada-O&Y         0.32%      1,993   3/26/98   3/31/07          $    8,832  $  4.43
2 Fieldway Road      Bell Canada-Office      94.1%    166,753   3/26/98   3/31/04   A      $  738,966  $  4.43  $  564,715  One 5 Yr
                     Bell
                     Canada-Cafeteria        4.25%      7,533   3/26/98   3/31/04   A      $   47,689  $  6.33
                     Bell Canada-Storage     0.91%      1,619   3/26/98   3/31/04   A      $    5,125  $  3.17
                     Bell Canada-Mgmt        0.65%      1,153   3/26/98   3/31/04   A      $    7,299  $  6.33
                     Hosnya Elshaarawy       0.09%        156    4/1/01   3/31/06          $      691  $  4.43
100 Dundas Street    Bell Canada-Office     89.24%    290,706   3/26/98   3/31/06   A      $1,288,264  $  4.43  $  951,266  One 5 Yr
                     Bell Canada-Storage     3.96%     12,890   3/26/98   3/31/06   A      $   40,801  $  3.17              One 5 Yr
                     Bell Canada-
                     Communications          0.52%      1,686   3/26/98   3/31/47   A      $   21,347  $ 12.66              None
                     Bell Canada-Mgmt        0.45%      1,478   3/26/98   3/31/06   A      $    9,825  $  6.65
                     ComTech                 0.03%         96   1/01/00  12/31/05          $      486  $  5.06
                     MacTel                  0.47%      1,536    6/1/00   5/31/03          $    7,779  $  5.06              One 2 Yr
                     MacTel                  0.21%        673    4/1/01   5/31/03          $    3,408  $  5.06              One 2 Yr
                     Tony & Fay Gardner      0.15%        475    9/1/99   8/31/07          $    2,706  $  5.70              None
                     Palmieri's Fine         0.58%      1,884   10/1/00   9/30/10          $   31,010  $ 16.46              One 5 Yr
                     Food Inc
449 Princess Street
(3)                  Bell Canada-Office     99.41%     45,422   3/26/98   3/31/03   A      $  201,288  $  4.43  $   55,170  One 5 Yr
                     Bell Canada-Storage     0.59%        269   3/26/98   3/31/03   A      $      851  $  3.17              One 5 Yr
66 Bay Street South
(3)                  Bell Canada-Office     92.94%    110,400   3/26/98   3/31/03   A      $  489,238  $  4.43  $  209,414  One 5 Yr
                     Bell                    6.42%      7,621   3/26/98   3/31/03   A      $   48,246  $  6.33              One 5 Yr
                     Canada-Cafeteria
                     Bell Canada-Storage     0.41%        492   3/26/98   3/31/03   A      $    1,557  $  3.17              One 5 Yr
                     Bell Canada-Mgmt        0.23%        274   3/26/98   3/31/03   A      $    1,215  $  4.43
                                            -----   ---------                              ----------           ----------
Total/Average                               98.89%  1,277,902                              $5,721,442           $2,705,354

----------

(1)      CBD means central business district.

(2) Certain operating expenses are reimbursed by tenants at rates ranging up to 15% above actual cost.

(3)      Under contract for sale upon lease expiration in April 2003.

All monetary amounts are in U.S. dollars based on the December 31, 2002 Canadian dollar to U.S. dollar exchange rate of 1.5796.

         The following schedule represents the leases expiring over the next 10 years for the Bell Canada portfolio as of December 31, 2002.

SCHEDULE OF LEASE EXPIRATIONS

                              BELL CANADA PORTFOLIO

                                                                        % OF GROSS ANNUAL
          NUMBER OF TENANTS     SQUARE FEET OF     ANNUAL RENT OF        RENT REPRESENTED
 YEAR      LEASE EXPIRING      EXPIRING LEASES*   EXPIRING LEASES**     BY EXPIRING LEASES
-----    ------------------    ----------------   -----------------     ------------------
2003             8                  166,687           $  753,584              13.17%
2004             4                  177,058           $  799,080              13.97%
2005             1                       96           $      486               0.01%
2006             4                  305,230           $1,339,582              23.41%
2007             5                  625,261           $2,776,357              48.53%
2008             0                        0           $        0               0.00%
2009             0                        0           $        0               0.00%
2010             1                    1,884           $   31,010               0.54%
2047             1                    1,686           $   21,343               0.37%

----------

* 2003 includes 164,478 square feet expiring in properties which are under contract to be sold upon lease expiration in April 2003.

** Monetary amount is in U.S. dollars based on a Canadian dollar to U.S. dollar exchange rate of 1.5796 as of December 31, 2002.

         LIV Portfolio. As of December 31, 2002, we own eight office and industrial properties in Belgium leased primarily to government or quasi-governmental entities, referred to as the LIV portfolio. The total net rentable area of the portfolio is approximately 456,000 square feet and the current annual rent is approximately $6.0 million.

         The LIV portfolio is financed with a loan from a commercial bank in Belgium, $63.0 million of which was outstanding as of December 31, 2002. The loan bears interest at a rate equal to 5.32% and matures in November 2006.

         The following table sets forth certain information with respect to the LIV portfolio as of December 31, 2002:

                                  LIV PORTFOLIO

                                                          NET
                                       STATE/          RENTABLE       YEAR BUILT/
 PROPERTY ADDRESS   CITY/ SUBMARKET   PROVINCE        SQUARE FEET      RENOVATED     OWNERSHIP %     USE
------------------  ----------------  ---------      ------------   --------------   -----------   ---------
54 Gossetlaan       Groot-Bijgaarden  Belgium           81,763                1994      100%       Office
325 Leuvenses-      Zaventum          Belgium           65,175           1975/1990      100%       Office
teenweg
15-17 Rue Belliard  Brussels          Belgium           28,180           1974/1996      100%       Office
159 Dreve Richelle  Waterloo          Belgium           46,231           1930/1990      100%       Office
4 Rue de la         Brussels          Belgium           26,651      1952/1993/1998      100%        Office
Science
4-6 Rue Belliard    Brussels          Belgium           32,206           1987/2001      100%       Office
5 Hoge Wei          Zaventum          Belgium           55,606                1986      100%       Warehouse
10 Rue Guimard      Brussels          Belgium          119,781           1973/1995      100%       Office
                                                       -------
Total/Average                                          455,593


                                      % OF TOTAL                                                              CURRENT    ANNUAL
                                        SQUARE        TENANT NET       LEASE           LEASE                  RENT PER    REAL
PROPERTY ADDRESS                        FOOTAGE        RENTABLE        START           EXP       ANNUAL       SQUARE     ESTATE
----------------         TENANT         LEASED        SQUARE FEET       DATE           DATE       RENT        FOOT        TAXES
                         ------       ---------       -----------     --------       --------  ----------    ---------  ---------
54 Gossetlaan       Lucent              27.95%           22,852        12/1/98        4/30/11  $  312,782     $ 13.69   $  51,724
                    Wella               14.96%           12,228         1/1/99       12/31/07  $  173,627     $ 14.20
                    United Biscuits     13.95%           11,410         3/1/99        2/28/08  $  167,802     $ 14.71
                    Job @               10.02%            8,191         7/1/00        6/30/09  $  104,160     $ 12.72
325 Leuvenses-      Space Applic.        7.27%            4,736        8/15/93        8/14/11  $   50,419     $ 10.65   $  30,034
teenwe              Services
                    K & L                4.38%            2,852        10/1/97        9/30/06  $   29,858     $ 10.47
                    Integri             14.93%            9,730         4/1/98        3/31/07  $  106,791     $ 10.98
                    Euro Business        2.89%            1,884         6/1/99        5/31/08  $   23,024     $ 12.22
                    Elsevier            23.32%           15,199         6/1/99        5/31/08  $  173,868     $ 11.44
                    Aprico               7.27%            4,736         3/1/00        2/28/09  $   55,007     $ 11.61
                    Secproof             1.90%            1,238         1/1/01       12/31/09  $   13,833     $ 11.18
                    Quality Infor.       4.57%            2,982         3/1/01        2/28/10  $   31,589     $ 10.59
15-17 Rue Belliard  Foratom             18.87%            5,318         6/1/97        5/31/06  $   69,413     $ 13.05
                    Foratom             10.73%            3,025         6/1/99        5/31/08  $   38,087     $ 12.59   $  74,619
                    Alliance for        10.73%            3,025         2/1/00        1/31/09  $   36,936     $ 12.21
                    Beverages
                    Czech Trade          4.39%            1,238        12/1/00       11/30/09  $   17,071     $ 13.79
                    Promotion Agency
                    C.V.N.              10.73%            3,025         9/1/01        8/31/10  $   35,202     $ 11.64
159 Dreve Richelle  CBC Banque           4.66%            2,153        11/1/93       10/31/11  $   42,383     $ 19.69
                    Battersby Chung      1.70%              786         7/1/96        6/30/05  $   10,513     $ 13.38   $  53,161
                    Europay             91.01%           42,075         1/1/00       12/31/07  $  552,051     $ 13.12
                    Lunch Time           2.63%            1,217         5/1/00        4/30/09  $   28,997     $ 23.83
4 Rue de la         Swedish &           13.81%            3,681        8/15/95        8/14/04  $   61,352     $ 16.67
Science             Finnish Ass.
                    Vedior Interim      11.03%            2,939         6/1/96        5/31/05  $   32,772     $ 11.15   $  54,295
                    Local Government    19.91%            5,307         1/1/00       12/31/08  $   73,443     $ 13.84
                    Denmark
                    Government of       55.25%           14,724         4/1/01       03/31/10  $  233,442     $ 15.85
                    Belgium
4-6 Rue Belliard    Nouvelle             28.7%            9,235       04/01/02       03/31/11  $  105,741     $ 11.45   $  85,760
                    Entreprise
                    Stragier
5 Hoge Wei          Noortman/UPS          100%           55,606         7/1/00        6/30/09  $  282,772     $  5.09   $  16,308
                    Logistics
10 Rue Guimard      European              100%          119,781        10/1/95        9/30/07  $3,171,793     $ 26.48   $ 405,456
                    Commission          -----           -------                                ----------               ---------
Total/Average                           81.47%          371,173                                $6,034,728               $ 771,357

----------

All monetary amounts are in U.S. dollars based on the December 31, 2002 Euro to U.S. dollars exchange rate of 0.95202

         The following schedule represents the leases expiring over the next 10 years for the LIV portfolio as of December 31, 2002.

SCHEDULE OF LEASE EXPIRATIONS

                            LIV PORTFOLIO

                                                                  % OF GROSS ANNUAL
          NUMBER OF TENANTS   SQUARE FEET OF     ANNUAL RENT OF     RENT REPRESENTED
 YEAR      LEASE EXPIRING     EXPIRING LEASES   EXPIRING LEASES*   BY EXPIRING LEASES
------   ------------------  ----------------   ----------------   ------------------
 2003             0                    0           $        0            0.00%
 2004             1                3,681           $   61,352            1.02%
 2005             2                3,725           $   43,286            0.72%
 2006             2                8,170           $   99,270            1.64%
 2007             4              183,816           $4,004,261           66.35%
 2008             5               36,824           $  476,224            7.89%
 2009             7               75,251           $  538,777            8.93%
 2010             3               20,730           $  300,233            4.98%
 2011             4               38,976           $  511,325            8.47%

----------

* Monetary amount is in U.S. dollars based on Euro to U.S. dollars exchange rate of 0.95202 as of December 31, 2002.

MORTGAGE LOANS

In November 2002, we purchased a portfolio of approximately 1,200 residential mortgage loans, secured by first priority liens on properties located primarily in the central and southeastern regions of the U.S. The purchase price of the portfolio aggregated approximately $259.7 million plus accrued interest and was initially 95% financed pursuant to a repurchase agreement. The following table sets forth certain information with respect to our mortgage loan portfolio and repurchase agreement at December 31, 2002:

                                 LOAN PORTFOLIO

                                          UNPAID
                           LOAN          PRINCIPAL         CARRYING        WEIGHTED AVG.      RANGE OF STATED
                           COUNT         BALANCE            AMOUNT        EFFECTIVE RATE       MATURITY DATES
                           ------        ----------        ---------      --------------      -----------------
Agency eligible loans         914         $ 160,489        $ 163,416          3.31%            9/2027 - 11/2032
Jumbo/Non-agency loans        292            93,712           94,782          3.56%           10/2027 - 11/2032
                           ------         ---------        ---------          ----            -----------------
                            1,206         $ 254,201        $ 258,198          3.40%

                              REPURCHASE AGREEMENT

                                UNPAID
                               PRINCIPAL          CARRYING        WEIGHTED AVG.
                                BALANCE            AMOUNT        EFFECTIVE RATE     MATURITY DATES
                             ------------        -----------    ----------------    --------------
Agency eligible loans          $ 156,615          $ 156,615           1.78%             5/2003
Jumbo/Non-agency loans            90,097             90,097           1.83%             5/2003
                               ---------          ---------           ----
                               $ 246,712          $ 246,712           1.80%

RATINGS

         The following are the explanations of the ratings provided by Standard and Poor's and Moody's. Ratings of BBB-- and Baa3 and above are considered investment grade.

STANDARD AND POOR'S RATINGS:

         AAA: The highest rating assigned by Standard & Poor's. The obligor's capacity to meet its financial commitment on the obligation is extremely strong.

         AA: Differs from the highest rated obligations only in small degree. The obligor's capacity to meet its financial commitment on the obligation is very strong.

         A: Somewhat more susceptible to the adverse effects of changes in circumstances and economic conditions than obligations in higher rated categories. However, the obligor's capacity to meet its financial commitment on the obligation is still strong.

         BBB: Exhibits adequate protection parameters. However, adverse economic conditions or changing circumstances are more likely to lead to a weakened capacity of the obligor to meet its financial commitment on the obligation.

         BB: Less vulnerable to nonpayment than other speculative issues. However, it faces major ongoing uncertainties or exposure to adverse business, financial, or economic conditions which could lead to the obligor's inadequate capacity to meet its financial commitment on the obligation.

         PLUS (+) OR MINUS (--): Shows relative standing within the major rating categories.

MOODY'S RATINGS:

         Aaa: Bonds which are rated Aaa are judged to be of the best quality. They carry the smallest degree of investment risk and are generally referred to as "gilt edged." Interest payments are protected by a large or by an exceptionally stable margin and principal is secure. While the various protective elements are likely to change, such changes as can be visualized are most unlikely to impair the fundamentally strong position of such issues.

         Aa: Bonds which are rated Aa are judged to be of high quality by all standards. Together with the Aaa group they comprise what are generally known as high-grade bonds. They are rated lower than the best bonds because margins of protection may not be as large as in Aaa securities or fluctuation of protective elements may be of greater amplitude or there may be other elements present which make the long-term risk appear somewhat larger than the Aaa securities.

         A: Bonds which are rated A possess many favorable investment attributes and are to be considered as upper-medium-grade obligations. Factors giving security to principal and interest are considered adequate, but elements may be present which suggest a susceptibility to impairment some time in the future.

         Baa: Bonds which are rated Baa are considered as medium-grade obligations (i.e., they are neither highly protected nor poorly secured). Interest payments and principal security appear adequate for the present but certain protective elements may be lacking or may be characteristically unreliable over any great length of time. Such bonds lack outstanding investment characteristics and in fact have speculative characteristics as well.

         Ba: Bonds which are rated Ba are judged to have speculative elements; their future cannot be considered as well-assured. Often the protection of interest and principal payments may be very moderate, and thereby not well safeguarded during both good and bad times over the future. Uncertainty of position characterizes bonds in this class.

         B: Bonds which are rated B generally lack characteristics of the desirable investment. Assurance of interest and principal payments or of maintenance of other terms of the contract over any long period of time may be small.

         Moody's applies numerical modifiers 1, 2, and 3 in each generic rating classification from Aa through Caa. The modifier 1 indicates that the obligation ranks in the higher end of its generic rating category; the modifier 2 indicates a mid-range ranging; and the modifier 3 indicates a ranking in the lower end of that generic rating category.

POLICIES WITH RESPECT TO CERTAIN OTHER ACTIVITIES

         If our board of directors determines that additional funding is required, we may raise such funds through additional equity offerings, debt financing, retention of cash flow (subject to provisions in the Internal Revenue Code concerning taxability of undistributed REIT taxable income) or a combination of these methods.

         In the event that our board of directors determines to raise additional equity capital, it has the authority, without stockholder approval, to issue additional common stock or preferred stock in any manner and on such terms and for such consideration it deems appropriate, including in exchange for property.

         Borrowings may be in the form of bank borrowings, secured or unsecured, and publicly or privately placed debt instruments, purchase money obligations to the sellers of assets, long-term, tax-exempt bonds or other publicly or privately placed debt instruments, financing from banks, institutional investors or other lenders, securitizations, including CBOs, any of which indebtedness may be unsecured or may be secured by mortgages or other interests in the asset. Such indebtedness may be recourse to all or any part of our assets or may be limited to the particular asset to which the indebtedness relates.

         We have authority to offer our common stock or other equity or debt securities in exchange for property and to repurchase or otherwise reacquire our shares or any other securities and may engage in such activities in the future. We also may make loans to our subsidiaries. Although we have no current intentions of doing so, we may repurchase or otherwise reacquire our shares or other securities.

         Subject to the gross income and asset tests necessary for REIT qualification, we may invest in securities of other REITs, other entities engaged in real estate activities or securities of other issuers, including for the purpose of exercising control over such entities.

         We may engage in the purchase and sale of investments. We do not underwrite the securities of other issuers.

         Our officers and directors may change any of these policies without a vote of our stockholders.

COMPETITION

         We are subject to significant competition in seeking investments. We compete with several other companies for investments, including other REITs, insurance companies and other investors. Some of our competitors have greater resources than we do and we may not be able to compete successfully for investments.

COMPLIANCE WITH THE AMERICANS WITH DISABILITIES ACT OF 1990

         Our properties are required to meet federal requirements related to access and use by disabled persons as a result of the Americans with Disabilities Act of 1990. In addition, a number of additional federal, state and local laws may require modifications to any properties we purchase, or may restrict further renovations thereof, with respect to access by disabled persons. Noncompliance with these laws or regulations could result in the imposition of fines or an award of damages to private litigants. Additional legislation could impose additional financial obligations or restrictions with respect to access by disabled persons. If required changes involve greater expenditures than we currently anticipate, or if the changes must be made on a more accelerated basis, our ability to make expected distributions could be adversely affected.

COMPLIANCE WITH FEDERAL, STATE AND LOCAL ENVIRONMENTAL LAWS

         Our properties are subject to various federal, state and local environmental laws, ordinances and regulations. Under these laws, ordinances and regulations, a current or previous owner of real estate (including, in certain circumstances, a secured lender that succeeds to ownership or control of a property) may become liable for the costs of removal or remediation of certain hazardous or toxic substances or petroleum product releases at, on, under or in its property. These laws typically impose cleanup responsibility and liability without regard to whether the owner or control party knew of or was responsible for the release or presence of the hazardous or toxic substances. The costs of investigation, remediation or removal of these substances may be substantial and could exceed the value of the property. An owner or control party of a site may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from a site. Certain environmental laws also impose liability in connection with the handling of or exposure to asbestos-containing materials, pursuant to which third parties may seek recovery from owners of real properties for personal injuries associated with asbestos-containing materials. Our operating costs and values of these assets may be adversely affected by the obligation to pay for the cost of complying with existing environmental laws, ordinances and regulations, as well as the cost of complying with future legislation, and our income and ability to make distributions to our stockholders could be affected adversely by the existence of an environmental liability with respect to our properties. We will endeavor to ensure our properties will be in compliance in all material respects with all Federal, state and local laws, ordinances and regulations regarding hazardous or toxic substances or petroleum products.

EMPLOYEES

We have entered into a management agreement with Fortress Investment Group LLC pursuant to which they advise us regarding investments, portfolio management, and other aspects of our business, and manage our day-to-day operations. As a result, we have no employees. The employees of Fortress Investment Group LLC are not a party to any collective bargaining agreement.

INTERNET ADDRESS

Our website is under construction and is expected to be complete in the second quarter of 2003.

Our internet address will be http://www.newcastleinv.com. We will make available, free of charge through a link on our site, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports, if any, as filed with the SEC as soon as reasonably practicable after such filing.

ITEM 2.  PROPERTIES.

Our investments in properties, which comprise our real estate business segment, are described under "Item 1. Business - Our Investments."

Our manager leases principal executive and administrative offices located at 1251 Avenue of the Americas, New York, NY 10020, 16th floor. Its telephone number is (212) 798-6100. Our manager and its affiliates also lease office space in Dallas, London, Toronto, and Rome. We believe that this office space is suitable for our operations for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of our security holders during the fourth quarter of 2002.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock has been listed and is traded on the New York Stock Exchange
(NYSE) under the symbol "NCT" since our initial public offering in October 2002. The following table sets forth, for the periods indicated, the high, low and last sale prices in dollars on the NYSE for our common stock and the distributions we declared with respect to the periods indicated.

                                                                          Last       Distributions
                2002                               High         Low       Sale         Declared
                ----                              -------      ------    -------    -------------
July 12, 2002 through September 30, 2002              N/A         N/A        N/A        $0.40
October 1, 2002 through October 9, 2002 (1)           N/A         N/A        N/A        $0.06
October 10, 2002 through December 31, 2002        $ 15.97      $12.38    $ 15.97        $0.39 (2)

               2003
First Quarter through February 14, 2003           $ 16.20      $15.65    $ 16.20        $0.45 (3)

         (1) Represents the portion of the fourth quarter of 2002 prior to our initial public offering.

         (2) When combined with the $0.06 paid for the period October 1 through October 9, represents a regular quarterly dividend of $0.45 per share.

         (3)   For the full quarter.

We intend to continue to declare quarterly distributions on our common stock. No assurance, however, can be given as to the amounts or timing of future distributions as such distributions are subject to our earnings, financial condition, capital requirements and such other factors as our board of directors deems relevant.

On February 14, 2003, the closing sale price for our common stock, as reported on the NYSE, was $16.20. As of February 14, 2003, there were approximately five record holders of our common stock. This figure does not reflect the beneficial ownership of shares held in nominee name.

The record holders described above include Newcastle Holdings, which held 16,486,339 shares of our common stock as of such date. Newcastle Holdings' shares of our common stock have not been traded on the NYSE through such date. Newcastle Holdings has informed us that it may make a distribution to its stockholders of its holdings of our common stock. However, Newcastle Holdings has agreed with Bear, Stearns & Co. Inc. not to distribute our common stock to its stockholders prior to April 10, 2003 without the consent of Bear Stearns.

Equity Compensation Plan Information

                              Number of securities to be         Weighted-average            Number of securities remaining
                               issued upon exercise of          exercise price of          available for future issuance under
       Plan Category           outstanding options             outstanding options              equity compensation plans
       --------------        ----------------------------    -------------------------    --------------------------------------
Equity compensation plans
previously approved by
stockholders:  Newcastle
Investment Corp.
Nonqualified Stock Option
and Incentive Award Plan              704,000                        $  13.00                               (A)

Equity compensation plans not approved by stockholders:  None

(A) The maximum available for issuance each year is equal to 15% of the number of outstanding equity interests, subject to a maximum of 10,000,000 shares in the aggregate over the term of the plan.

ITEM 6.  SELECTED FINANCIAL DATA.

SELECTED PRO FORMA CONSOLIDATED FINANCIAL INFORMATION

Our predecessor, Newcastle Holdings, contributed to us certain assets and related liabilities in exchange for shares of our common stock. However, as presented in the following table, for accounting purposes this transaction is presented as a reverse spin-off. Under a reverse spin-off, Newcastle Investment Corp. is treated as the continuing entity and the assets to be retained by Newcastle Investment Holdings are accounted for as if they were distributed at historical book basis through a spin-off to Newcastle Investment Holdings.

As of July 12, 2002, for accounting purposes, we distributed to Newcastle Investment Holdings assets which represented approximately thirty percent of our total assets (100% of our real estate loans, our investment in Fortress Investment Fund LLC, and approximately 75% of our real properties), and related liabilities. The following assets were retained by us:

    - Real estate securities (which serve as collateral for CBO I and CBO II);

    -  Credit leased real estate (Bell Canada portfolio and LIV portfolio);
       and

    -  Other assets.

The following table sets forth certain selected operating information on a pro forma basis.

The selected unaudited pro forma consolidated statements of income are presented as if the distribution had been consummated on January 1, 2002 or 2001, as applicable. The historical results of operations of the assets and liabilities distributed to Newcastle Investment Holdings have been presented as discontinued operations for those operations that constitute a component of an entity. A component of an entity must have cash flows that are clearly distinguished operationally and for financial reporting purposes from the rest of the entity. Of the assets distributed to Newcastle Investment Holdings, the U.S. real estate portfolio and the mortgage loans qualify as a component of an entity. The remaining operations related to the other assets and liabilities distributed to Newcastle Investment Holdings which are not a component of an entity have been eliminated.

The selected unaudited pro forma consolidated statements of income are presented for comparative purposes only, and are not necessarily indicative of what our actual consolidated results of operations would have been for the periods presented, nor do they purport to represent the results of any future periods. In the opinion of management, all adjustments necessary to present fairly the unaudited pro forma financial information have been made. The selected pro forma financial information set forth below for the years ended December 31, 2002 and 2001 have been derived from our unaudited pro forma statements of income included in Note 13 of our consolidated financial statements included in "Item
8. Financial Statements and Supplementary Data."

The information below should be read in conjunction with "Item 7. Management's Discussion and Analysis of Pro Forma Financial Condition and Results of Operations" and our consolidated financial statements and notes thereto included in "Item 8. Financial Statements and Supplementary Data."

              SELECTED PRO FORMA CONSOLIDATED FINANCIAL INFORMATION
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                         YEAR ENDED            YEAR ENDED
                                                                                     DECEMBER 31, 2002      DECEMBER 31, 2001
OPERATING DATA                                                                     -------------------     ------------------
Revenues
  Interest and dividend income                                                      $           72,856     $           47,709
  Rental and escalation income                                                                  19,874                 20,053
  Gain on settlement of investments                                                             11,446                  7,405
  Other income                                                                                      15                     43
                                                                                    ------------------      ------------------
                                                                                               104,191                 75,210
Expenses
  Interest expense                                                                              47,191                 32,659
  Property operating expense                                                                     8,631                  8,695
  Loan servicing expense                                                                           655                    243
  General and administrative expense                                                             2,814                  1,230
  Management fees to affiliate                                                                   3,905                  3,642
  Preferred incentive return to affiliate                                                        2,029                      -
  Depreciation and amortization                                                                  2,769                  2,567
                                                                                    ------------------      -----------------
                                                                                                67,994                 49,036
                                                                                    ------------------      -----------------
Income from continuing operations                                                   $           36,197      $          26,174
                                                                                    ==================      =================
Income from discontinued operations                                                 $            1,777      $           5,016
                                                                                    ==================      =================
Income from continuing operations per share of common stock, basic and diluted      $             1.95      $            1.54
                                                                                    ==================      =================
Weighted average number of shares of common stock outstanding, basic                            18,560                 16,973
                                                                                    ==================      =================
Weighted average number of shares of common stock outstanding, diluted                          18,570                 16,973
                                                                                    ==================      =================

                                                                          YEAR ENDED          YEAR ENDED
OTHER DATA                                                                 12/31/02              12/31/01
                                                                         -----------          ------------
Cash flow from continuing operations provided by (used in):
    Operating activities                                                 $    17,908          $   17,483
    Investing activities                                                 $  (741,971)         $   (6,973)
    Financing activities                                                 $   727,141          $   16,294
Funds from Operations (FFO) from continuing operations (A)               $    38,828          $   28,688

----------

(A) We believe funds from operations (FFO) is one appropriate measure of the performance of real estate companies because it provides investors with an understanding of our ability to incur and service debt and make capital expenditures. We also believe that funds from operations (FFO) is an appropriate supplemental disclosure of operating performance for a REIT due to its widespread acceptance and use within the REIT and analyst communities. Funds from operations (FFO), for our purposes, represents net income available for common stockholders (computed in accordance with accounting principles generally accepted in the United States (GAAP)), excluding extraordinary items, plus real estate depreciation and amortization, and after adjustments for unconsolidated subsidiaries, if any. We consider gains and losses on resolution of our investments to be a normal part of our recurring operations and, therefore, do not exclude such gains and losses when arriving at funds from operations (FFO). Adjustments for unconsolidated subsidiaries, if any, are calculated to reflect funds from operations (FFO) on the same basis. Funds from operations (FFO) does not represent cash generated from operating activities in accordance with GAAP and therefore should not be considered as an alternative to net income as an indicator of our operating performance or as an alternative to cash flow as a measure of liquidity and is not necessarily indicative of cash available to fund cash needs.

                                                                         YEAR ENDED            YEAR ENDED
CALCULATION OF FUNDS FROM OPERATIONS                                      12/31/02              12/31/01
                                                                         -----------           -----------
Income from continuing operations
Real estate depreciation and amortization                                $    36,197           $   26,174
                                                                               2,631                2,514
                                                                         -----------           ----------
Funds from Operations (FFO) from continuing operations                   $    38,828           $   28,688
                                                                         ===========           ==========

SELECTED HISTORICAL CONSOLIDATED FINANCIAL INFORMATION

The following table sets forth certain selected operating information on a historical basis. As such, it includes the historical results of operations of the assets and liabilities distributed to Newcastle Investment Holdings which are not part of our continuing operations, and therefore the information set forth for periods prior to the commencement of our operations in July 2002 is not indicative of our ongoing operations.

The selected historical consolidated financial information set forth below as of December 31, 2002, 2001, 2000, 1999 and 1998 and for the years ended December 31, 2002, 2001, 2000 and 1999 and for the period from May 11, 1998 to December 31, 1998 has been derived from our audited historical consolidated financial statements.

The information below should be read in conjunction with "Item 7. Management's Discussion and Analysis of Historical Financial Condition and Results of Operations" and our consolidated financial statements and notes thereto included in "Item 8. Financial Statements and Supplementary Data."

             SELECTED HISTORICAL CONSOLIDATED FINANCIAL INFORMATION
                      (in thousands, except per share data)

                                                                           YEAR ENDED DECEMBER 31,               PERIOD FROM MAY
                                                              ------------------------------------------------   11, 1998 TO DEC.
                                                                2002          2001        2000         1999         31, 1998
                                                              ---------   ------------  ----------  ----------   ----------------
OPERATING DATA
Revenues
  Interest and dividend income                                $  73,082    $   48,913   $  50,985   $  30,288       $    4,475
  Rental and escalation income                                   19,874        20,053      20,433      14,798            3,885
  Gain (loss) on settlement of investments                       11,417         8,438      20,836       1,765              (15)
  Management fee from affiliates                                  4,470         8,941       8,941         944                -
  Incentive income from affiliates                               (1,218)       28,709          -           -                 -
  Other income                                                       18            68         728          66               (4)
                                                              ---------    ----------   ---------   ---------       ----------
                                                                107,643       115,122     101,923      47,861            8,341
Expenses
  Interest expense                                               49,527        35,863      36,897      19,741                -
  Property operating expense                                      8,631         8,695       8,957       7,353            1,713
  Loan servicing and REO expense                                    655           254         265         112                -
  General and administrative expense                              2,914         1,568       3,272       2,938            1,444
  Management fees to affiliate                                    9,250        14,687      15,587       8,331            6,751
  Preferred incentive return to affiliate                         2,856        17,188          -           -                 -
  Depreciation and amortization                                   3,199         3,574       2,926       1,693              452
                                                              ---------    ----------   ---------   ---------       ----------
                                                                 77,032        81,829      67,904      40,168           10,360
Income (loss) before equity in earnings of unconsolidated
  subsidiaries                                                   30,611        33,293      34,019       7,693           (2,019)
Equity in earnings (losses) of unconsolidated subsidiaries          362         2,807        (980)     (3,615)             117
                                                              ---------    ----------   ---------   ---------       ----------
Income (loss) from continuing operations                         30,973        36,100      33,039       4,078           (1,902)
Income from discontinued operations                                 522         7,571       9,821       8,734           12,542
                                                              ---------    ----------   ---------   ---------       ----------
Income before change in accounting principle                     31,495        43,671      42,860      12,812           10,640
Cumulative effect of change in accounting principle-
  write off of organizational costs                                   -             -           -        (513)               -
                                                              ---------    ----------   ---------   ---------       ----------
Net Income                                                       31,495        43,671      42,860      12,299           10,640
Preferred dividends and related accretion                        (1,162)       (2,540)     (2,084)      -                    -
                                                              ---------     ---------     -------   ---------       ----------
Income available for common stockholders                      $  30,333    $   41,131   $  40,776   $  12,299       $   10,640
                                                              =========    ==========   =========   =========       ==========
Net Income per Share of Common Stock, basic and diluted       $    1.68    $     2.49   $    2.16   $    0.59       $     0.51
                                                              =========    ==========   =========   =========       ==========
Income (loss) from continuing operations per share of
  common stock, after preferred dividends and related
  accretion, basic and diluted                                $    1.65    $     2.03   $    1.64   $    0.19       $    (0.09)
                                                              =========    ==========   =========   =========       ==========
Income from discontinued operations per share of common
  stock, basic and diluted                                    $    0.03    $     0.46   $    0.52   $    0.42       $     0.60
                                                              =========    ==========   =========   =========       ==========
Effect of change in accounting principle per share of common
  stock, basic and diluted                                    $       -    $        -    $      -    $  (0.02)      $        -
                                                              =========    ==========   =========   =========       ==========
Weighted average number of shares of common stock
  outstanding, basic                                             18,080        16,493      18,892      20,917           20,862
                                                              =========    ==========   =========   =========       ==========
Weighted average number of shares of common stock
  outstanding, diluted                                           18,090        16,493      18,892      20,917           20,862
                                                              =========    ==========   =========   =========       ==========
Dividends declared per share of common stock                  $    2.05    $     2.00   $    1.50   $    2.04       $     0.55
                                                              =========    ==========   =========   =========       ==========

                                                                                      DECEMBER 31,
                                                     -------------------------------------------------------------------------
                                                         2002           2001          2000            1999           1998
                                                     ------------   -------------  ------------  ---------------  ------------
BALANCE SHEET DATA
Real estate securities, available for sale           $  1,069,892    $   522,258    $  509,729     $   504,669    $         -
Operating real estate, net                           $    113,652    $   524,834    $  540,539     $   558,849    $   383,073
Cash and cash equivalents                            $     45,463    $    31,360    $   10,575     $    14,345    $    75,596
Total assets                                         $  1,572,567    $ 1,262,119    $1,331,086     $ 1,381,600    $   765,650
Debt                                                 $  1,217,007    $   897,390    $  975,656     $   971,260    $   336,845
Stockholders' equity                                 $    284,241    $   310,545    $  300,655     $   354,673    $   384,924

                                                                     YEAR ENDED DECEMBER 31,                      PERIOD FROM MAY
                                                     ----------------------------------------------------------   11, 1998 TO DEC.
                                                         2002           2001          2000            1999            31, 1998
                                                     -------------  ------------- --------------  -------------   ---------------
OTHER DATA
Cash Flow provided by (used in):
Operating activities                                 $      21,557   $    34,448    $   24,823      $   32,834      $    (7,230)
Investing activities                                 $    (682,691)  $   106,053    $  151,632      $ (683,420)     $  (638,844)
Financing activities                                 $     675,237   $  (119,716)   $ (180,225)     $  589,335      $   721,670
Funds from Operations (FFO) (A)                      $      37,633   $    48,264    $   53,523      $   24,707      $    14,337

(A) We believe funds from operations (FFO) is one appropriate measure of the performance of real es investors with an understanding of estate companies because it provid our ability to incur and service debt and make capital We also believe that funds from operations (FFO) is an approp riate supplemental expenditures. disclosure of operating performance for a REIT due to its widespread acceptance and use within the REIT and Funds from (FFO), for our purposes, represents analyst communities. operations net income available for common stockholders (computed in accordance with GAAP), excluding extraordinary items, plus real estate depreciation and amortization, and after adjustments for unconsolidated subsidiaries. We consider gains and losses on resolution of our investments to be a normal part of our recurring operations and, therefore, do not exclude such gains and losses when arriving at funds from operations (FFO). In addition, we exclude accrued incentive inco me from Fortress Investment Fund (Fund I) and include incentive income distributed or distributable from Fund I in accordance with the operating agreement of Fund I since this more accurately reflects cash distributed or distributable to us from Fund I, while our accrued incentive income is based upon the fair value of Fund I's net assets, which is subject to fluctuation in future periods. Adjustments operations (FFO) on the same basis. Funds from operations (FFO) does not represent cash generated from operating activities in accordance with GAAP and therefore should no to net income as an indicator of our operating performance or as an alternative to cash flow as a measure of liquidity and is not necessarily indicative of cash available to fund cash needs.

                                                                     YEAR ENDED DECEMBER 31,                     PERIOD FROM MAY
                                                     ----------------------------------------------------------  11, 1998 TO DEC.
                                                         2002           2001            2000            1999           31, 1998
                                                     -------------  -------------  --------------  ------------  ---------------
CALCULATION OF FUNDS FROM OPERATIONS (FFO):
Income available for common stockholders               $    30,333    $  41,131      $  40,776       $   12,299        $   10,640
Extraordinary item - loss on extinguishment of debt              -            -              -            2,341                 -
Real estate depreciation and amortization                    7,994       12,909         12,621            9,927             3,697
Accumulated depreciation on real estate sold                (2,847)           -              -                -                 -
Real estate depreciation and amortization-
unconsolidated subsidiaries                                  1,614        2,564            126              140                 -
Incentive (income) loss accrued from Fund I (A)                609      (14,354)             -                -                 -
Equity in incentive return accrued by Fund I                   (70)       1,645              -                -                 -
Distributable incentive income from Fund I (B)              -             4,369              -                -                 -
                                                       -----------     --------      ---------       ----------        ----------
Funds from operations (FFO)                            $    37,633     $ 48,264      $  53,523       $   24,707        $   14,337
                                                       ===========     ========      =========       ==========        ==========

(A) Represents our predecessor's 50% interest in the incentive income as follows:

                                                         YEAR ENDED        YEAR ENDED
                                                         DECEMBER 31,      DECEMBER 31,
                                                            2002                2001
                                                        -------------    -------------
Total incentive income (loss)                            $  (1,218)       $   28,708
Manager portion                                                609           (14,354)
                                                         ---------        ----------
Our predecessor's incentive income (loss)                $    (609)       $   14,354
                                                         =========        ==========

(B) Represents our predecessor's 50% interest in the distributable incntive income:

Total distributable incentive income                                      $    8,738
Distributable incentive income due to Manager                                 (4,369)
                                                                          ----------
Our predecessor's distributable incentive income                          $    4,369
                                                                          ==========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF PRO FORMA FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following should be read in conjunction with our consolidated financial statements and notes thereto, and in particular with the unaudited pro forma consolidated statements of income included in Note 13 to our consolidated financial statements, included in "Item 8. Financial Statements and Supplementary Data."

GENERAL

We were formed in June 2002 as a wholly owned subsidiary of Newcastle Investment Holdings Corp. (referred to as Newcastle Holdings) for the purpose of separating the real estate securities and credit leased real estate businesses from Newcastle Holdings' other investments. In July 2002, prior to our initial public offering, Newcastle Holdings contributed to us certain assets and liabilities in exchange for 16,488,517 shares of our common stock (as adjusted for an October stock dividend).

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

In October 2002, we sold 7 million shares of our common stock in a public offering at a price to the public of $13.00 per share, for net proceeds of approximately $80 million after deducting the underwriters' discount and other offering expenses. A portion of the proceeds of this offering were used to purchase a portfolio of mortgage loans and to make additional investments. Subsequent to this offering, we have 23,488,517 shares of common stock outstanding.

Newcastle Holdings has informed us that it may make a distribution to its stockholders of its holdings of our common stock. However, Newcastle Holdings has agreed with Bear, Stearns & Co. Inc. not to distribute our common stock to its stockholders earlier than April 2003 without the consent of Bear Stearns.

We conduct our business through three primary segments: (i) real estate securities, including our first two CBO securitization transactions, which we refer to as CBO I and CBO II, (ii) revenue-producing real estate, primarily credit leased real estate, including a portfolio of properties located in Canada, which we refer to as our Bell Canada portfolio, and a portfolio of properties located in Belgium, which we refer to as our LIV portfolio, and (iii) real estate loans. Revenues attributable to each segment are disclosed below on a pro forma basis (unaudited) (in thousands).

                                           Real Estate                    Real Estate
                                           Securities     Real Estate      Loans          Unallocated       Total
                                          -------------   -----------   -------------    ------------    -----------
For the year ended December 31, 2002        $  83,259      $  19,384      $   1,281        $    267       $ 104,191

TAXATION

We intend to elect to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended (the "Code"), commencing with our first tax year which began on July 12, 2002, and we intend to continue to operate in such a manner. Our current and continuing qualification as a REIT depends on our ability to meet various tax law requirements, including, among others, requirements relating to the sources of our income, the nature of our assets, the composition of our stockholders, and the timing and amount of distributions that we make.

If we qualify for taxation as a REIT, we will generally not be subject to U.S. federal corporate income tax on our net income that is currently distributed to stockholders. This treatment substantially eliminates the "double taxation" (at the corporate and stockholder levels) that generally results from investment in a corporation under current law. We may, however, nevertheless be subject to certain state, local and foreign income and other taxes, and to U.S. federal income and excise taxes and penalties in certain situations, including taxes on our undistributed income. In addition, our stockholders may be subject to state, local or foreign taxation in various jurisdictions, including those in which they or we transact business or reside. The state, local and foreign tax treatment of us and our stockholders may not conform to the U.S. federal income tax treatment.

If, in any taxable year, we fail to satisfy one or more of the various tax law requirements, we could fail to qualify as a REIT. In addition, if Newcastle Holdings fails to qualify as a REIT and we are treated as a successor to Newcastle Holdings, this could cause us to likewise fail to qualify as a REIT. If we fail to qualify as a REIT for a particular tax year, our income in that year would be subject to U.S. federal corporate income tax (including any applicable alternative minimum tax), and we may need to borrow funds or liquidate certain investments in order to pay the applicable tax, and we would not be compelled by the Code to make distributions. Unless entitled to relief under certain statutory provisions, we would also be disqualified from treatment as a REIT for the four taxable years following the year during which qualification is lost.

Although we currently intend to operate in a manner designed to qualify as a REIT, it is possible that future economic, market, legal, tax or other developments may cause us to fail to qualify as a REIT, or may cause our Board of Directors to revoke the REIT election.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Management's discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that could affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. Actual results could differ from these estimates. The following is a summary of our accounting policies that are most effected by judgments, estimates and assumptions.

We have classified our real estate securities as available for sale. As such, they are carried at market value with net unrealized gains or losses reported as a component of accumulated other comprehensive income. Market value is based primarily upon multiple broker quotations, which provide valuation estimates based upon reasonable market order indications or a good faith estimate thereof. These quotations are subject to significant variability based on market conditions, such as interest rates and spreads. Changes in market conditions, as well as changes in the assumptions or methodology used to determine market value, could result in a significant increase or decrease in our book equity. We must also assess whether unrealized losses on securities, if any, reflect a decline in value which is other than temporary and, accordingly, write the impaired security down to its value through earnings. Significant judgment is required in this analysis. To date, no such write-downs have been made.

Income on these securities is recognized using a level yield methodology based upon a number of assumptions that are subject to uncertainties and contingencies. Such assumptions include the expected disposal date of such security

(which generally corresponds to the expected maturity of any related securitization financing) and the rate and timing of principal and interest receipts (which may be subject to prepayments, delinquencies and defaults). These uncertainties and contingencies are difficult to predict and are subject to future events, and economic and market conditions, which may alter the assumptions.

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

We purchase mortgage loans to be held as long-term investments. We must periodically evaluate each of these loans for possible impairment. Impairment is indicated when it is deemed probable that we will be unable to collect all amounts due according to the contractual terms of the loan. Upon determination of impairment, we would establish a specific valuation allowance with a corresponding charge to earnings. Significant judgment is required both in determining impairment and in estimating the resulting loss allowance. To date, we have determined that no loss allowances have been necessary on the loans in our portfolio.

RESULTS OF OPERATIONS

Our independent operations commenced in July 2002 and our initial public offering was completed in October 2002. These events resulted in additional capital being deployed to our investments which, in turn, resulted in changes to our results of operations.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2002 TO THE YEAR ENDED DECEMBER 31, 2001 ON A PRO FORMA BASIS

Interest and dividend income is derived primarily from our investments in real estate securities and increased by $25.2 million or 53%, from $47.7 million to $72.9 million. This increase is primarily the result of interest earned on the real estate securities purchased in connection with our CBO II transaction.

Rental and escalation income is derived from our Bell Canada and LIV portfolios and decreased by $0.2 million or 1%, from $20.1 million to $19.9 million. This decrease is primarily the result of foreign currency fluctuations with respect to our Bell Canada portfolio. Escalation income represents contractual increases in rental income to offset increases in expenses or general price increases over a base amount.

Gain on settlement of investments increased by $4.0 million, from $7.4 million to $11.4 million, primarily as a result of an increase in the volume of sales of real estate securities. Sales of real estate securities are based on a number of factors including credit, asset type and industry and can be expected to increase or decrease from time to time. Periodic fluctuations in the volume of sales of securities is dependent upon, among other things, management's assessment of credit risk, asset concentration, portfolio balance and other factors. The increased volume of sales of securities during this period reflects management's determination that the portfolio required more adjustment than in prior periods.

Interest expense increased by $14.5 million or 44%, from $32.7 million to $47.2 million. This increase is primarily the result of interest on the CBO II securitization ($18.6 million), partially offset by lower interest rates being paid on the variable rate CBO I securities classes ($4.6 million).

Property operating expense on our Bell Canada and LIV portfolios decreased by $0.1 million or 1%, from $8.7 million to $8.6 million, primarily as the result of the same factors which effected rental and escalation income.

Loan servicing expense, primarily trustee fees on our securitizations, increased by $0.5 million or 170%, from $0.2 million to $0.7 million, primarily as a result of the acquisition of the real estate securities purchased in connection with our CBO II transaction.

General and administrative expense increased by $1.6 million, from $1.2 million to $2.8 million, primarily as a result of our increased size.

Management fee expense increased by $0.3 million, from $3.6 million to $3.9 million, based on our increased equity.

Preferred incentive return increased by $2.0 million, to $2.0 million, due to the commencement of our operations and our management agreement.

Depreciation and amortization, primarily of our real estate assets, increased by $0.2 million or 8%, from $2.6 million to $2.8 million, primarily as the result of depreciation on the capital expenditures we made with respect to our real estate assets.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments, and other general business needs. Additionally, to maintain our status as a REIT under the Internal Revenue Code, we must distribute annually at least 90% of our taxable income. Our primary sources of funds for liquidity, in addition to our initial public offering, consist of net cash provided by operating activities, borrowings under loans and the issuance of debt securities. Our loans and debt securities are generally secured directly by our investment assets. As of December 31, 2002, our real estate securities purchased in connection with our CBO I and CBO II transactions as well as our Bell Canada portfolio were securitized, while our LIV portfolio, one of our marketable real estate securities and our mortgage loan portfolio served as collateral for loans.

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

We expect to meet our short-term liquidity requirements generally through our cash flow provided by operations, as well as investment specific borrowings. In addition, at December 31, 2002 we had an unrestricted cash balance of $45.5 million. Our cash flow provided by operations differs from our net income due to four primary factors: (i) depreciation of our real estate, (ii) accretion of discounts on our real estate securities, discounts on our debt, and deferred hedge gains and losses, (iii) straight-lined rental income, and (iv) gains and losses. Proceeds from the sale of real estate securities which serve as collateral for our CBO securitizations, including gains thereon, are required to be retained in the CBO structure until the related bonds are retired and are therefore not available to fund current cash needs.

Our real estate investments are financed long-term and primarily leased to credit tenants with long-term leases and are therefore expected to generate generally stable current cash flows. Our real estate securities are also financed long-term and their credit status is continuously monitored; therefore, these investments are also expected to generate a generally stable current return, subject to interest rate fluctuations. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk -- Interest Rate Exposure" below. We consider our ability to generate cash to be adequate and expect it to continue to be adequate to meet operating requirements both in the short- and long-terms.

We expect to meet our long-term liquidity requirements, specifically the repayment of our debt and our investment funding needs, through additional borrowings, the issuance of debt and/or equity securities and the liquidation or refinancing of our assets at maturity. We believe that the value of these assets is, and will continue to be, sufficient to repay our debt at maturity under either scenario. Our ability to meet our long-term liquidity requirements is subject to obtaining additional equity and debt financing. Decisions by investors and lenders to enter into such transactions with us will depend upon a number of factors, such as our historical and projected financial performance, compliance with the terms of our current credit arrangements, industry and market trends, the availability of capital and our investors' and lenders' policies and rates applicable thereto, and the relative attractiveness of alternative investment or lending opportunities.

We expect that our cash on hand, our cash flow provided by operations, and our financing from Bear, Stearns International Limited in connection with our purchase of securities for our third CBO transaction (as described below) and our subsequent CBO issuance will satisfy our liquidity needs over the next twelve months. However, we currently expect to seek additional capital in order to grow our investment portfolio.

With respect to our real estate assets, we expect to incur approximately $1.8 million of tenant improvements in connection with the inception of leases and capital expenditures during the year ending December 31, 2003.

Our long-term debt existing at December 31, 2002 (gross of $13.8 million of discounts) is expected to mature as follows (in millions):

2003             $  251.8
2004                  2.0
2005                  1.7
2006                 58.4
2007                  0.0
Thereafter          916.9
                 --------
Total            $1,230.8
                 ========

In July 1999, we completed our first CBO securitization, CBO I, whereby a portfolio of real estate securities was contributed to a consolidated subsidiary which issued $437.5 million face amount of investment grade senior securities and $62.5 million face amount of non-investment grade subordinated securities in a private placement. At December 31, 2002, the subordinated securities were retained by us, and the $429.4 million carrying amount of senior securities, which bore interest at a weighted average effective rate, including discount and cost amortization, of approximately 3.99%, had an expected weighted average life of approximately 5.26 years. Two classes of the senior securities bear floating interest rates. We have obtained an interest rate swap and cap in order to hedge our exposure to the risk of changes in market interest rates with respect to these securities, at an initial cost of approximately $14.3 million. CBO I's weighted average effective interest rate, including the effect of such hedges, was 5.63% at December 31, 2002. In addition, in connection with the sale of two classes of securities, we entered into two interest rate swaps and three interest rate cap agreements that do not qualify for hedge accounting.

In April 2002, we refinanced the Bell Canada portfolio through a securitization transaction. At December 31, 2002, the CAD 58.8 million or approximately $37.4 million carrying amount of outstanding securities, which bore interest at a weighted average effective rate, including discount and cost amortization, of approximately 7.07%, had an expected weighted average life of approximately 2.75 years. We have retained one class of the issued securities. In connection with this securitization, we guaranteed certain payments under an interest rate swap to be entered into in 2007 if the securitization is not fully repaid by such date. We believe the fair value of this guarantee is negligible at December 31, 2002.

In April 2002, we completed our second CBO securitization, CBO II, whereby a portfolio of real estate securities was contributed to a consolidated subsidiary which issued $444.0 million face amount of investment grade senior securities and $56.0 million face amount of non-investment grade subordinated securities, in a private placement. At December 31, 2002, the subordinated securities were retained by us, and the $439.1 million carrying amount of senior securities, which bore interest at a weighted average effective rate, including discount and cost amortization, of approximately 3.48%, had an expected weighted average life of approximately 7.36 years. One class of the senior securities bears a floating interest rate. We have obtained an interest rate swap and cap in order to hedge our exposure to the risk of changes in market interest rates with respect to this security, at an initial cost of $1.2 million. CBO II's weighted average effective interest rate, including the effect of such hedges, was 6.16% at December 31, 2002.

In November 2001, we sold the retained subordinated $17.5 million Class E Note from CBO I to a third party for approximately $18.5 million. The Class E Note bore interest at a fixed rate of 8.0% and had a stated maturity of June 2038. The sale of the Class E Note represented an issuance of debt and was recorded as additional CBO bonds payable. In April 2002, a wholly owned subsidiary of ours repurchased the Class E Note. The repurchase of the Class E Note represented a repayment of debt and was recorded as a reduction of CBO bonds payable. The Class E Note is included in the collateral for CBO II. The Class E Note is eliminated in consolidation.

Pursuant to an agreement entered into in July 2002, Bear, Stearns International Limited (BSIL) will purchase up to $450 million of commercial mortgage backed securities, REIT debt, real estate loans and asset backed securities, subject to our right to purchase such securities from BSIL. This agreement is treated as a non-hedge derivative for accounting purposes and is therefore marked-to-market through current income; a mark of $0.7 million has been booked to income through December 31, 2002. These securities are expected to be included in a securitization transaction in which we would acquire the equity interest (the CBO III transaction). Pursuant to the agreement, Bear, Stearns & Co. Inc. also has been engaged to structure and serve as lead manager for the CBO III transaction for which it will receive customary fees. As of December 31, 2002, approximately $342.4 million of the $450 million had been accumulated.

If the CBO III transaction is not consummated as a result of our failure to acquire the equity interest or otherwise as a result of our gross negligence or willful misconduct, we would be required to either purchase such securities from BSIL or pay BSIL the difference between the price it paid for such securities and the price at which it sold such securities to a third party (a collateral loss). If the CBO III transaction fails to close for any other reason, other than as a result of BSIL's gross negligence or willful misconduct, we would be required to either purchase such securities from BSIL or pay BSIL the lesser of the collateral loss and our deposit. Although we currently anticipate completing the CBO III transaction during the first quarter of 2003, there is no assurance that the CBO III transaction will be consummated. As of December 31, 2002, we estimate that the fair value of the securities purchased by BSIL is in excess of the purchase price paid by BSIL. In November and December 2002, we made deposits aggregating $37.1 million under such agreement, known as the CBO III deposit.

In October 2002, we sold 7 million shares of our common stock in a public offering at a price to the public of $13.00 per share, for net proceeds of approximately $80 million after deducting the underwriters' discount and other offering expenses. A portion of the proceeds of this offering were used to purchase a portfolio of mortgage loans, as described below, and to make other investments, including the CBO III deposit. Subsequent to this offering, we have 23,488,517 shares of common stock outstanding.

In November 2002, we utilized $13.5 million of our offering proceeds to purchase a $260.2 million portfolio of variable rate mortgage loans subject to $246.7 million of variable rate financing. At December 31, 2002, the $258.2 million carrying amount of mortgage loans bore interest at a net weighted average effective rate of approximately 3.40%, and the $246.7 million carrying amount of financing bore interest at a weighted average effective rate of approximately 1.80%.

In November 2002, we refinanced the LIV portfolio. At December 31, 2002, the EUR
60.0 million or approximately $63.0 million carrying amount of debt bore interest at a rate of 5.32% and matures in November 2006.

We declared a distribution of $0.40 per share of common stock to stockholders of record at the close of business on September 27, 2002, Newcastle Holdings and Fortress Principal Investment Holdings LLC, for the quarter ending September 30, 2002. In addition, in October 2002 we declared a distribution of $0.06 per share of common stock to our stockholders of record at the close of business on October 15, 2002, Newcastle Holdings and Fortress Principal Investment Holdings LLC, for the period commencing on October 1, 2002 and ending October 15, 2002. Both distributions were paid in October 2002. In December 2002, we declared a distribution of $0.39 per share of common stock to our stockholders of record at the close of business on December 27, 2002, which included Newcastle Holdings and Fortress Principal Investment Holdings LLC, which was paid in January 2003.

In February 2003, we sold our entire position in agency eligible residential mortgage loans (a portion of our mortgage loan portfolio) with an aggregate unpaid principal balance of approximately $159.0 million for gross proceeds of approximately $162.6 million at a gain of approximately $0.7 million. As a result of the sale, the existing repurchase agreement allocated to the agency eligible loans was satisfied for approximately $153.9 million. Simultaneously, approximately $207.4 million of non-agency/jumbo residential mortgage loans were purchased for a price of approximately $210.2 million. In connection with this purchase, the outstanding balance of the existing repurchase agreement was increased by a net of $45.9 million, after the repayment described above.

CREDIT, SPREAD AND INTEREST RATE RISK

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

Our portfolio is diversified by asset type, industry, location and issuer. We expect that diversification will also minimize the risk of capital loss.

At December 31, 2002, our real estate securities which serve as collateral for our CBO transactions have an overall weighted average credit rating of approximately Baa3, and approximately 68% of these securities have an investment grade rating (Baa3 or higher).

Our real estate securities are also subject to spread risk. The majority of such securities are fixed rate securities valued based on a market credit spread to U.S. Treasuries. In other words, their value is dependent on the yield demanded on such securities by the market based on their credit relative to U.S. Treasuries. Excessive supply of such securities combined with reduced demand will generally cause the market to require a higher yield on such securities, resulting in the use of a higher (or "wider") spread over the benchmark rate (usually the applicable U.S. Treasury security yield) to value such securities. Under such conditions, the value of our securities portfolio would tend to decline. Conversely, if the spread used to value such securities were to decrease (or "tighten"), the value of our securities would tend to increase. Such changes in the market value of our portfolio may effect our net equity, net income or cash flow directly through their impact on unrealized gains or losses on available-for-sale securities, and therefore our ability to realize gains on such securities, or indirectly through their impact on our ability to borrow and access capital. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk-Credit Spread Curve Exposure" below.

Furthermore, shifts in the U.S. Treasury yield curve, which represents the market's expectations of future interest rates, would also effect the yield required on our securities and therefore their value. This would have similar effects on our portfolio and our financial position and operations to a change in spreads.

Returns on these investments are sensitive to interest rate volatility. We minimize exposure to interest rate fluctuation through the use of match-funded financing structures and hedges. In particular, we finance our real estate securities investments through the issuance of debt securities in the form of CBOs to take advantage of the structural flexibility offered by CBO transactions to buy and sell certain investment positions to manage risk and, subject to certain limitations, to optimize returns. We also utilize interest rate swaps and caps to minimize this risk. As of December 31, 2002, a 100 basis point change in short term interest rates would affect our earnings by no more than $1.9 million per annum. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Exposure" below.

Interest rate changes may also impact our net book value as our securities and related hedge derivatives are marked -to-market each quarter. Generally, as interest rates increase, the value of our fixed income securities, such as commercial mortgage backed securities, decreases and as interest rates decrease, the value of such securities will increase. We seek to hedge changes in value attributable to changes in interest rates by entering into interest rate swaps and other derivative instruments. In general, we would expect that over time, decreases in value of our securities portfolio attributable to interest rate changes will be offset to some degree by increases in value of our swaps, and vice versa. However, the relationship between spreads on securities and spreads on swaps may vary from time to time, resulting in a net aggregate book value increase or decline. Our securities portfolio is largely financed to maturity through long term, collateralized debt obligations that are not callable as a result of book value changes. Accordingly, unless there is a material impairment in value that would result in a payment not being received on a security, changes in the book value of our portfolio will not directly affect our recurring earnings or our ability to pay a dividend.

Furthermore, our CBO strategy is dependent upon our ability to place the match funded debt we create in the market at spreads that provide a positive arbitrage. If spreads for CBO liabilities widen or if demand for such liabilities ceases to exist, then our ability to execute future CBO transactions will be severely restricted.

Similar to our real estate securities portfolio, we are subject to credit and spread risk with respect to our mortgage loan portfolio.

Credit risk refers to each individual borrower's ability to make their required interest and principal payments on the scheduled due dates. Unlike our real estate securities portfolio, our mortgage loan portfolio does not benefit from the support of junior classes of securities, but rather bears the first risk of default and loss. We believe that this credit risk is mitigated through our extensive due diligence process, periodic reviews of the borrower's payment history, delinquency status, and the relationship of the loan balance to the underlying property value.

Our portfolio is diversified by geographic location and by borrower. We believe that this diversification also helps to minimize the risk of capital loss.

Our mortgage loan portfolio is also subject to spread risk. The majority of such loans are floating rate securities valued based on a market credit spread to LIBOR. The value of the loans is dependent upon the yield demanded by the market based on their credit. The value of our portfolio would tend to decline should the market require a higher yield on such loans, resulting in the use of a higher spread over the benchmark rate (usually the applicable LIBOR yield). If the value of our mortgage loan portfolio were to decline, it could affect our ability to refinance such portfolio upon the maturity of the related repurchase agreement.

Any credit or spread losses incurred with respect to our mortgage loan portfolio would affect us in the same way as similar losses on our real estate securities portfolio as described above.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2002, we had the following material off-balance sheet arrangements:

-The $37.8 million CBO III deposit, as described above under "-Liquidity and Capital Resources."

-A $3.3 million equity interest in a securitization, described in Note 7 to our consolidated financial statements which appear in "Item 8. Financial Statements and Supplementary Data."

-A guarantee of certain payments under an interest rate swap which may be entered into in 2007 in connection with the securitization of the Bell portolio.

In the first two cases, our potential loss is limited to the amounts shown above which are included in our consolidated balance sheet. At this time, we do not anticipate a substantial risk of incurring a loss with respect to any of the arrangements.

INFLATION

Substantially all of our office leases provide for separate escalations of real estate taxes and operating expenses over a base amount, and/or increases in the base rent based on changes in the Belgian Sante Index. We believe that inflationary increases in expenses will generally be offset by the expense reimbursements and contractual rent increases described above.

We believe that our risk of increases in the market interest rates on our floating rate debt as a result of inflation is largely offset by our use of match funding and hedging instruments as described above. See "Item 7A. Quantitative and Qualitative Disclosure About Market Risk -- Interest Rate Exposure" below.

PRO FORMA FUNDS FROM OPERATIONS

We believe Funds from Operations (FFO) is one appropriate measure of the performance of real estate companies because it provides investors with an understanding of our ability to incur and service debt and make capital expenditures. We also believe that funds from operations (FFO) is an appropriate supplemental disclosure of operating performance for a REIT due to its widespread acceptance and use within the REIT and analyst communities. Funds from Operations (FFO), for our purposes, represents net income available for common shareholders (computed in accordance with accounting principles generally accepted in the United States ("GAAP"), excluding extraordinary items, plus real estate depreciation and amortization, and after adjustments for unconsolidated subsidiaries, if any. We consider gains and losses on resolution of our investments to be a normal part of our recurring operations and therefore do not exclude such gains and losses when arriving at FFO. Adjustments for unconsolidated subsidiaries, if any, are calculated to reflect FFO on the same basis. FFO does not represent cash generated from operating activities in accordance with GAAP and therefore should not be considered an alternative to net income as an indicator of our operating performance or as an alternative to cash flow as a measure of liquidity and is not necessarily indicative of cash available to fund cash needs.

Funds from Operations (FFO), on a pro forma basis after giving effect to the transactions related to our formation, is calculated as follows (unaudited) (in thousands):

                                                                    For the Year
                                                                       Ended
                                                                    December 31,
                                                                       2002
                                                                    ------------
Income from continuing operations                                    $  36,197

Real estate depreciation and amortization                                2,631
                                                                     ---------
Funds from Operations (FFO) from continuing operations               $  38,828
                                                                     =========

Pro forma funds from operations was derived from the Company's segments as follows (unaudited) (in thousands):

                                                               Average Book
                                                              Equity for the       FFO from      Return on
                                             Book Equity        Year Ended        continuing      Equity
                                             12/31/02 (1)      12/31/02 (1)       operations     (ROE) (2)
                                             ------------     --------------      ----------     ---------
Real estate securities                        $  201,498        $  152,316         $  41,868       27.5%
Revenue-producing real estate                     39,129            50,585             4,273        8.4%
Real estate loans                                 12,278             2,168               482       22.2%
Unallocated                                       33,759             7,200            (7,795)       N/A
                                              ----------        ----------         ---------       ----
Total                                            286,664        $  212,269         $  38,828       18.3%
Accumulated depreciation                          (9,460)       ==========         =========       ====
Accumulated other comprehensive income             7,037
                                              ----------
Net                                           $  284,241
                                              ==========

(1) Gross of accumulated depreciation and accumulated other comprehensive income.

(2) FFO divided by average book equity.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF HISTORICAL FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following should be read in conjunction with our consolidated financial statements and notes thereto included in "Item 8. Financial Statements and Supplementary Data."

GENERAL

We were formed in June 2002 as a wholly owned subsidiary of Newcastle Investment Holdings Corp. (referred to as Newcastle Holdings) for the purpose of separating the real estate securities and credit leased real estate businesses from Newcastle Holdings' other investments. In July 2002, prior to our initial public offering, Newcastle Holdings contributed to us certain assets and liabilities in exchange for 16,488,517 shares of our common stock (as adjusted for an October stock dividend).

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

Management's Discussion and Analysis of Pro Forma Financial Condition and Results of Operations on the preceding pages pertains to current and historical information regarding our operations on a stand-alone basis. The analysis in this section discusses such information by treating us as the successor to Newcastle Holdings and therefore includes historical information, through the date of the commencement of our operations, regarding operations of Newcastle Holdings which were distributed to it and therefore are unrelated to our ongoing operations. Transactions completed by Newcastle Holdings related to investments retained by Newcastle Holdings (not contributed to us) are referred to as being completed by our predecessor.

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

Our predecessor conducted its business through four primary segments: (1) real estate securities, (2) revenue-producing real estate, primarily credit leased real estate, (3) its investment in Fortress Investment Fund LLC ("Fund I") and
(4) real estate loans. Newcastle Holdings' investments in real estate securities and a portion of its investments in revenue-producing real estate were contributed to us. The real estate (GSA portfolio) and real estate loans operations distributed to Newcastle Holdings have been treated as discontinued operations, because they constituted a component of an entity, while the other operations distributed to Newcastle Holdings, including the investment in Fund I, have not been treated as such, because they did not constitute a component of an entity as defined in SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." Revenues attributable to each segment are disclosed below (in thousands).

                                                                          Real       Fortress
                                             Real Estate                  Esate     Investment
                                             Securities   Real Estate     Loans        Fund      Unallocated    Totals
                                             -----------  -----------     -----     ----------   -----------    ------
For the year ended December 31, 2002:
  Revenues                                    $  83,259    $  19,384     $  1,281    $   3,287    $     432    $ 107,643

For the year ended December 31, 2001:
  Revenues                                    $  54,961    $  20,249     $      -    $  38,297    $   1,615    $ 115,122

For the year ended December 31, 2000:
  Revenues                                    $  46,893    $  20,640     $      -    $   8,941    $  25,449    $ 101,923

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Management's discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that could affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. Actual results could differ from these estimates. The following is a summary of our predecessor's accounting policies that were most effected by judgments, estimates and assumptions.

The investment in Fund I was retained by Newcastle Holdings. The managing member of Fund I is Fortress Fund MM LLC (the "Fund I Managing Member"), which is owned jointly, through subsidiaries, by Newcastle Holdings, approximately 94%, and the Manager, approximately 6%. The Fund I Managing Member is entitled to an incentive return (the "Fund Incentive Return") generally equal to 20% of Fund I's returns, as defined, subject to: (1) a 10% preferred return payable to the Fund I investors and (2) a clawback provision which requires amounts previously distributed as Fund Incentive Return to be returned to Fund I if, upon liquidation of Fund I, the amounts ultimately distributed to each investor do not meet a 10% preferred return to the investors. Fund I is managed by the Manager pursuant to the Fund I Managing Member's operating agreement and a management agreement between the Manager and the Fund I Managing Member. In accordance with those documents, (1) the Manager is entitled to 100% of the management fee payable by Fund I, (2) the Manager is entitled to 50% of the Fund Incentive Return payable by Fund I, (3) Newcastle Holdings is entitled to 50% of the Fund Incentive Return payable by Fund I and (4) Newcastle Holdings is entitled to receive 100% of the investment income or loss attributable to the capital invested in Fund I by the Fund I Managing Member. The Manager of Fund I also manages Newcastle and Newcastle Holdings. We consolidated the financial results of the Fund I Managing Member through our predecessor until the date of the commencement of our operations because our predecessor owned substantially all of the voting interest in the Fund I Managing Member. As a result, the financial statements reflect all of the Fund Incentive Return payable to the Fund I Managing Member, including the 50% portion payable to the Manager which is treated as Incentive Return to Affiliates, through the date of the commencement of our operations.

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

RESULTS OF OPERATIONS

Our independent operations commenced in July 2002 and our initial public offering was completed in October 2002. These events resulted in additional capital being deployed to our investments which, in turn, resulted in changes to our results of operations. Furthermore, the historical results of operations described below include the operations of our predecessor through the date of the commencement of our operations. Therefore, many items discussed below will not have a continuing impact on our operations.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2002 TO THE YEAR ENDED DECEMBER 31,
2001

Interest and dividend income increased by $24.2 million or 49%, from $48.9 million to $73.1 million. This increase is primarily the result of interest earned on the real estate securities purchased in connection with our CBO II transaction.

Rental and escalation income decreased by $0.2 million or 1%, from $20.1 million to $19.9 million. This decrease is primarily the result of foreign currency fluctuations with respect to our Bell Canada portfolio.

Gain on settlement of investments increased by $3.0 million, from $8.4 million to $11.4 million, primarily as a result of an increase in the volume of sales of certain real estate securities. Sales of real estate securities are based on a number of factors including credit, asset type and industry and can be expected to increase or decrease from time to time. Periodic fluctuations in the volume of sales of securities is dependent upon, among other things, management's assessment of credit risk, asset concentration, portfolio balance and other factors. The increased volume of sales of securities during this period reflects management's determination that the portfolio required more adjustment than in prior periods.

Equity in earnings of unconsolidated subsidiaries decreased by $2.4 million or 87%, from $2.8 million to $0.4 million, as a result of the elimination of income from our predecessor's investments in Fund I and Austin Holdings Corporation subsequent to their distribution to Newcastle Holdings.

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

Interest expense increased by $13.6 million or 38%, from $35.9 million to $49.5 million. This increase is primarily the result of interest on the CBO II securitization ($18.6 million), partially offset by lower interest rates being paid on the variable rate CBO securities classes ($4.6 million).

Property operating expense decreased by $0.1 million or 1%, from $8.7 million to $8.6 million, primarily as the result of the same factors which effected rental and escalation income.

Loan servicing and REO expense increased by $0.4 million or 158%, from $0.3 million to $0.7 million, primarily as a result of the acquisition of the real estate securities purchased in connection with our CBO II transaction.

General and administrative expense increased by $1.3 million, from $1.6 million to $2.9 million, primarily as a result of increased insurance costs.

Management fee expense decreased by $5.4 million, from $14.7 million to $9.3 million, based on the reduction in our equity resulting from the distribution of assets to Newcastle Holdings. Management fee expense includes management fees related to Fund I through the date of the distribution of such investment to Newcastle Holdings, that decreased by $4.5 million, which are directly offset by management fee income.

Preferred incentive return decreased by $14.3 million, from $17.2 million to $2.9 million, primarily as a result of decreased earnings on our predecessor's investment in Fund I, prior to this investment's distribution to Newcastle Holdings.

Depreciation and amortization decreased by $0.4 million or 10%, from $3.6 million to $3.2 million, primarily as the result of the elimination of amortization of certain costs related to our predecessor's investment in Fund I, prior to this investment's distribution to Newcastle Holdings.

Preferred dividends and related accretion decreased by $1.3 million, from $2.5 million to $1.2 million, as a result of the redemption of such stock in June 2002.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2001 TO THE YEAR ENDED DECEMBER 31,
2000

Interest and dividend income decreased by $2.1 million or 4.1%, from $51.0 million to $48.9 million. This decrease is primarily the result of a decrease in dividend income from our ICH stock subsequent to our acquisition of ICH ($1.5 million) and a decrease in bank interest due to lower cash balances ($1.3 million), offset by an increase related to the securities acquired from ICH in November 2000 ($1.1 million).

Rental and escalation income decreased by $0.3 million or 1.9%, from $20.4 million to $20.1 million. This decrease is primarily the result of foreign currency fluctuations related to our Bell Canada and LIV portfolios.

Gain on settlement of investments decreased by $12.4 million, from $20.8 million to $8.4 million, primarily as a result of gains taken on assets acquired from ICH in 2000 ($19.8 million) offset by gains on sales of certain real estate securities in 2001 ($7.4 million). Sales of real estate securities are based on a number of factors including credit, asset type and industry and can be expected to increase or decrease from time to time. Periodic fluctuations in the volume of sales of securities is dependent upon, among other things, management's assessment of credit risk, asset concentration, portfolio balance and other factors. The increased volume of sales of securities during this period reflects management's determination that the portfolio required more adjustment than in prior periods.

Equity in earnings of unconsolidated subsidiaries increased by $3.8 million, primarily as a result of income from our predecessor's investment in Fund I. Fund I was more fully invested in 2001 and therefore generated more income.

Incentive Income from our predecessor's investment in Fund I increased by $28.7 million as a result of the incentive threshold being reached in 2001.

Interest expense decreased by $1.0 million or 2.8%, from $36.9 million to $35.9 million. This decrease is primarily the result of lower interest rates being paid on the variable rate CBO I securities classes ($2.9 million), offset by increased interest on our predecessor's credit facility due to a higher average outstanding balance ($1.4 million).

Property operating expense decreased by $0.3 million or 2.9%, from $9.0 million to $8.7 million, primarily as the result of foreign currency fluctuations related to our Bell Canada and LIV portfolios.

Loan servicing expense remained approximately the same at $0.3 million.

General and administrative expense decreased by $1.7 million, from $3.3 million to $1.6 million, primarily as a result of decreased professional fee expenses.

Management fee expense decreased by $0.9 million, from $15.6 million to $14.7 million, based on the reduction in our equity resulting from the repurchase of
4.4 million shares of our common stock in late 2000.

Preferred incentive return increased by $17.2 million primarily as a result of reaching the incentive return thresholds in both our management agreement and in Fund I's agreement in 2001.

Depreciation and amortization increased by $0.7 million or 22%, from $2.9 million to $3.6 million, primarily as the result of the amortization of certain costs related to our predecessor's, investment in Fund I.

Preferred dividends and related accretion increased by $0.5 million as a result of the issuance of such stock in 2000.

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

Newcastle Holdings committed to contribute approximately $100 million to Fund I, along with other major institutional investors who, together with Newcastle Holdings and its affiliates, committed approximately $872.8 million over the three years ending April 28, 2003.

In 1998, Newcastle Holdings and Fortress Principal Investment Group LLC ("FPIG"), an affiliate of our manager, formed Austin Holdings Corporation ("Austin"). FPIG contributed cash and Newcastle Holdings contributed its interest in entities that owned certain assets, primarily nonperforming loans and foreclosed real estate intended for sale, which it originally acquired as part of a loan pool acquisition. The assets Newcastle Holdings contributed, and any income generated from them, are not well suited to be held by a REIT for the reasons described below. If the assets were treated as inventory held for sale in the ordinary course of business, any gain from the sale of these assets would be subject to a 100% excise tax in the hands of a REIT. By holding these assets indirectly through Austin, a corporate entity, Newcastle Holdings instead received dividend income from the corporation, which is not subject to the 100% excise tax, and is treated as qualifying income for purposes of the 95% income test that applies to REITs. Newcastle Holdings held non-voting preferred stock of Austin. Newcastle Holdings' preferred stock in Austin represented a 95% economic ownership interest in Austin and had a liquidation preference over the common stockholders. Newcastle Holdings' interest in Austin was accounted for under the equity method. Newcastle Holdings acquired stock that is non-voting in order to comply with the rule that REITs generally may not hold more than 10% of the voting stock of any corporation. FPIG was the holder of all of the common stock, which represented 100% of the vote and 5% of the economic ownership interest in Austin. Austin also owned 100% of the common stock of Ascend Residential Holdings, Inc. ("Ascend"). Ascend's primary business was the acquisition, rehabilitation and sale of single-family residential properties.

In May 1999, Newcastle Holdings closed on the $399.1 million GSA securitization. The GSA securitization, and related assets, were retained by Newcastle Holdings.

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

Net cash flow provided by operating activities decreased from $34.4 million for the year ended December 31, 2001 to $21.6 million for the year ended December 31, 2002. It increased from $24.8 million for the year ended December 31, 2000 to $34.4 million for the year ended December 31, 2001. These changes resulted from the acquisition and settlement of Newcastle's investments as described above, including the distribution of investments to Newcastle Holdings.

Investing activities provided (used) ($682.7 million), $106.1 million and $151.6 million during the years ended December 31, 2002, 2001 and 2000, respectively. Investing activities consisted primarily of the acquisition and improvement of properties and the investments made in certain real estate securities, net of proceeds from the settlement of debt and equity investments as well as the sale of properties.

Financing activities provided (used) $675.2 million, ($119.7 million) and ($180.2 million) during the years ended December 31, 2002, 2001 and 2000, respectively. The borrowings and debt issuances described above served as the primary sources of cash flow from financing activities. Offsetting uses included the payment of related deferred financing costs (including the purchase of hedging instruments), the payment of dividends, the redemption of common and preferred stock and the repayment of debt as described above.

See the consolidated statements of cash flows in our consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" for a reconciliation of our cash position (including our predecessor's cash position prior to the commencement of our operations) for the periods described herein.

FUNDS FROM OPERATIONS

We believe Funds from Operations (FFO) is one appropriate measure of the performance of real estate companies because it provides investors with an understanding of our ability to incur and service debt and make capital expenditures. We also believe that funds from operations (FFO) is an appropriate supplemental disclosure of operating performance for a REIT due to its widespread acceptance and use within the REIT and analyst communities. Funds from Operations (FFO), for our purposes, represents net income available for common shareholders (computed in accordance with accounting principles generally accepted in the United States (GAAP)), excluding extraordinary items, plus real estate depreciation and amortization, and after adjustments for unconsolidated subsidiaries. We consider gains and losses on resolution of our investments to be a normal part of our recurring operations and therefore do not exclude such gains and losses when arriving at Funds from Operations (FFO). In addition, we excluded accrued incentive income from our predecessor's investment in Fortress Investment Fund LLC (Fund I) and included incentive income distributed or distributable from Fund I in accordance with the operating agreement of Fund I since this reflects cash distributed or distributable from Fund I, while accrued incentive income is based upon the fair value of Fund I's net assets, which is subject to fluctuation. Adjustments for unconsolidated subsidiaries are calculated to reflect Funds from Operations (FFO) on the same basis. Funds from Operations (FFO) does not represent cash generated from operating activities in accordance with GAAP and therefore should not be considered an alternative to net income as an indicator of operating performance or as an alternative to cash flow as a measure of liquidity and is not necessarily indicative of cash available to fund cash needs.

Funds from Operations is calculated as follows (unaudited) (in thousands):

                                                                                         For the Year Ended December 31,

                                                                                        2002          2001          2000
                                                                                        ----          ----          ----
Income available for common stockholders                                             $  30,333     $  41,131     $  40,776
Real estate depreciation and amortization                                                7,994        12,909        12,621
Accumulated depreciation on real estate sold                                            (2,847)            -             -
Real estate depreciation and amortization-unconsolidated subsidiaries                    1,614         2,564           126
Incentive income accrued from Fund I (A)                                                   609       (14,354)            -
Equity in incentive return accrued by Fund I                                               (70)        1,645             -
Distributable incentive income from Fund I (B)                                               -         4,369             -
                                                                                     ---------     ---------     ---------
Funds from Operations (FFO)                                                          $  37,633     $  48,264     $  53,523
                                                                                     =========     =========     =========

(A) Represents our predecessor's 50% interest in the incentive income as follows:
Total incentive income                                                               $  (1,218)    $  28,708
Manager portion                                                                            609       (14,354)
                                                                                     ---------     ---------
Our predecessor's incentive income                                                   $    (609)    $  14,354
                                                                                     =========     =========
(B) Represent our predecessor's 50% interest in the distributable incentive income:
Total distributable incentive income                                                               $   8,738
Distributable incentive income due to Manager                                                         (4,369)
                                                                                                   ---------
Our predecessor's distributable incentive income                                                   $   4,369
                                                                                                   =========

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the exposure to loss resulting from changes in interest rates, credit spreads, foreign currency exchange rates, commodity prices and equity prices. The primary market risks that we are exposed to are interest rate risk and foreign currency exchange rate risk. Interest rate risk and foreign currency exchange rate risk are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. All of our market risk sensitive assets, liabilities and related derivative positions are for non-trading purposes only.

Interest Rate Exposure

Our primary interest rate exposures relate to our loans, mortgage backed securities and variable-rate debt, as well as our interest rate swaps and caps. Changes in the general level of interest rates can effect our net interest income, which is the difference between the interest income earned on interest-earning assets and the interest expense incurred in connection with our interest-bearing liabilities. Changes in the level of interest rates also can effect, among other things, our ability to originate and acquire loans and securities, the value of our loans and securities, and our ability to realize gains from the settlement of such assets.

While we have not experienced any significant credit losses, in the event of a significant rising interest rate environment and/or economic downturn, mortgage and loan defaults may increase and result in credit losses that would adversely affect our liquidity and operating results.

Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political conditions, and other factors beyond our control. Our general financing strategy focuses on the use of match-funded financing structures. This means that we seek to match the maturities of our financial obligations with the maturities of our investments to minimize the risk that we have to refinance our liabilities prior to the maturities of our assets, and to reduce the impact of changing interest rates on earnings. In addition, we generally match-fund interest rates with like-kind debt (i.e., fixed-rate assets are financed with fixed-rate debt and floating-rate assets are financed with floating-rate debt), directly or through the use of interest rate swaps, caps, or other financial instruments, or through a combination of these strategies.

Interest rate swaps are agreements in which a series of interest rate flows are exchanged with a third party (counterparty) over a prescribed period. The notional amount on which swaps are based is not exchanged. In general, our swaps are "pay fixed" swaps involving the exchange of variable-rate interest payments from the counterparty for fixed interest payments from us. This can effectively convert a variable-rate obligation into a fixed-rate obligation.

Similarly, an interest rate cap or floor agreement is a contract in which we purchase a cap or floor contract on a notional face amount. We will make an up-front payment to the counterparty for which the counterparty agrees to make future payments to us should the reference rate (typically one- or three-month LIBOR) rise above (cap agreements) or fall below (floor agreements) the "strike" rate specified in the contract. Should the reference rate rise above the contractual strike rate in a cap, we will earn cap income; should the reference rate fall below the contractual strike rate in a floor, we will earn floor income. Payments on an annualized basis will equal the contractual notional face amount multiplied by the difference between the actual reference rate and the contracted strike rate.

While a REIT may utilize these types of derivative instruments to hedge interest rate risk on its liabilities or for other purposes, such derivative instruments could generate income that is not qualified income for purposes of maintaining REIT status. As a consequence, we may only engage in such instruments to hedge such risks within the constraints of maintaining our standing as a REIT. We do not enter into derivative contracts for speculative purposes nor as a hedge against changes in credit risk.

The above strategies are specifically designed to reduce our exposure, on specific transactions or on a portfolio basis, to changes in cash flows as a result of interest rate movements in the market. In this regard, we utilize securitization structures, particularly CBOs, as well as other match-funded financing structures. Our financing strategy is dependent on our ability to place the match-funded debt we create in the market at spreads that provide a positive arbitrage. If spreads for CBO liabilities widen or if demand for such liabilities ceases to exist, then our ability to execute future CBO transactions will be severely restricted.

While our strategy is to utilize interest rate swaps, caps and match-funded financings in order to limit the effects of changes in interest rates on our operations, there can be no assurance that our profitability will not be adversely affected during any period as a result of changing interest rates. As of December 31, 2002, a 100 basis point change in short term interest rates would effect our earnings by no more than $1.9 million per annum.

Our hedging transactions using derivative instruments also involve certain additional risks such as counterparty credit risk, the enforceability of hedging contracts and the risk that unanticipated and significant changes in interest rates will cause a significant loss of basis in the contract. The counterparties to our derivative arrangements are major financial institutions with high credit ratings with which we and our affiliates may also have other financial relationships. As a result, we do not anticipate that any of these counterparties will fail to meet their obligations. There can be no assurance that we will be able to adequately protect against the foregoing risks and will ultimately realize an economic benefit that exceeds the related amounts incurred in connection with engaging in such hedging strategies.

Interest rate changes may also impact our net book value as our securities and related hedge derivatives are marked-to-market each quarter. Generally, as interest rates increase, the value of our fixed income securities, such as commercial mortgage backed securities, decreases and as interest rates decrease, the value of such securities will increase. We seek to hedge changes in value attributable to changes in interest rates by entering into interest rate swaps and other derivative instruments. In general, we would expect that over time, decreases in value of our securities portfolio attributable to interest rate changes will be offset to some degree by increases in value of our swaps, and vice versa. However, the relationship between spreads on securities and spreads on swaps may vary from time to time, resulting in a net aggregate book value increase or decline. Our securities portfolio is largely financed to maturity through long term, collateralized debt obligations that are not callable as a result of book value changes. Accordingly, unless there is a material impairment in value that would result in a payment not being received on a security, changes in the book value of our portfolio will not directly affect our recurring earnings or our ability to pay a dividend.

Credit Spread Curve Exposure

Our real estate securities are also subject to spread risk. The majority of such securities are fixed rate securities valued based on a market credit spread to U.S. Treasuries. In other words, their value is dependent on the yield demanded on such securities by the market based on their credit relative to U.S. Treasuries. Excessive supply of such securities combined with reduced demand will generally cause the market to require a higher yield on such securities, resulting in the use of a higher (or "wider") spread over the benchmark rate (usually the applicable U.S. Treasury security yield) to value such securities. Under such conditions, the value of our securities portfolio would tend to decline. Conversely, if the spread used to value such securities were to decrease (or "tighten"), the value of our securities portfolio would tend to increase. Such changes in the market value of our portfolio may effect our net equity, net income or cash flow directly through their impact on unrealized gains or losses on available-for-sale securities, and therefore our ability to realize gains on such securities, or indirectly through their impact on our ability to borrow and access capital.

Furthermore, shifts in the U.S. Treasury yield curve, which represents the market's expectations of future interest rtes, would also effect the yield required on our securities and therefore their value. This would have similar effects on our portfolio and our financial position and operations as a change in spreads would.

As of December 31, 2002, a 25 basis point movement in credit spreads would impact our net book value by approximately $13.2 million.

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

We have material investments in a portfolio of Belgian properties, the LIV portfolio, and a portfolio of Canadian properties, the Bell Canada portfolio. These properties are financed utilizing debt instruments denominated in their respective local currencies (the Euro and the Canadian Dollar). The net equity invested in these portfolios, approximately $8.1 million and $18.3 million, respectively, at December 31, 2002, is exposed to foreign currency exchange risk.

Fair Values

For certain of our financial instruments, fair values are not readily available since there are no active trading markets as characterized by current exchanges between willing parties. Accordingly, fair values can only be derived or estimated for these investments using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated future cash flows is inherently subjective and imprecise. We note that minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values, and that the fair values reflected below are indicative of the interest rate and currency rate environments as of December 31, 2002 and do not take into consideration the effects of subsequent interest rate or currency rate fluctuations.

We note that the values of our investments in real estate securities, and in derivative instruments, primarily interest rate hedges on our debt, are sensitive to changes in market interest rates, interest rate spreads, credit spreads and other market factors. The value of these investments can vary, and has varied, materially from period to period. Historically, the values of our real estate securities have tended to vary inversely with those of our derivative instruments.

We held the following interest rate risk sensitive instruments at December 31, 2002 (unaudited) (dollars in thousands):

                                                 PRINCIPAL        WEIGHTED
                                                 BALANCE OR        AVERAGE
                                  CARRYING        NOTIONAL        EFFECTIVE     MATURITY
                                   AMOUNT         AMOUNT        INTEREST RATE     DATE           OTHER TERMS         FAIR VALUE
                                   ------         ------        -------------     ----           -----------         ----------
                                                                                               Various (mixed
Assets:                                                                                        floating and fixed
  Real estate securities,                                                                      rates, amortizing
   available for sale (A)        $ 1,069,892    $ 1,028,150          8.14%       Various       and interest only)     $ 1,069,892

  CBO III deposit (B)                 37,777         (B)             (B)          (B)                (B)                   37,777

  Marketable securities,
   available for sale (C)             11,209         23,953         16.34%        (C)                (C)                   11,209

                                                                                               Various
  Mortgage loans (D)                 258,198        254,201          3.40%       Various       (all floating rate)        258,198

  Interest rate caps, treated
   as hedges, net (E)                  4,638        213,035          N/A          (E)                (E)                    4,638
                                                                                               Amortizes princi-
                                                                                               pal based on col-
                                                                                               lateral payments,
Liabilities:                                                                                   subject to
  CBO bonds payable (F)              868,497        881,500          3.73%        (F)          reinvestment               892,117
                                                                                               Amortizes princi-
                                                                                               pal with a balloon
                                                                                               payment at
  Other bonds payable (G)             37,389         38,173          7.07%       Apr-12        maturity                    36,784
                                                                                               Amortizes princi-
                                                                                               pal with a balloon
                                                                                               payment at
  Notes payable(G)                    62,952         62,952          5.32%       Nov-06        maturity                    58,970

  Repurchase agree-                                                              Short-
   ments (H)                         248,169        248,169          1.81%       term          Interest only              248,169

  Interest rate swaps,
   treated as hedges,
   net (I)                            51,110        437,465          N/A          (I)                (I)                   51,110

  Non-hedge derivative
   obligations (J)                       745         (J)             N/A          (J)                (J)                      745

---------------
(A) These securities serve as collateral for our CBO transactions. The fair value of these securities is estimated by obtaining third party independent broker quotations, if available and practicable, or counterparty quotations.

(B) The CBO III deposit was valued based on a counterparty quotation. See "Item 7. Management's Discussion and Analysis of Pro Forma Financial Condition and Results of Operations-Liquidity and Capital Resources" for a further discussion of the CBO III deposit.

(C) These three securities with carrying amounts of $3.9 million, $3.3 million and $4.0 million, respectively, mature in November 2007, August 2030 and November 2017, respectively. The former two represent subordinate and residual interests in securitizations; the latter represents a CMBS security. The fair values of the former two securities, for which quoted market prices are not readily available, are estimated by means of a price/yield analysis based on our expected disposition strategies for such assets. The fair value of the latter security was obtained from independent third party broker quotations.

(D) This portfolio of mortgage loans bears a floating rate of interest. We believe that for similar financial investments with comparable credit risks, the effective rate on this portfolio approximates the market rate. Accordingly, the carrying amount of this portfolio is believed to approximate fair value.

(E) These two agreements have notional balances of $195.0 million and $18.0 million, respectively, mature in March 2009 and October 2015, respectively, and cap 1-month LIBOR at 6.50% and 3-month LIBOR at 8.00%, respectively. The fair value of these agreements is estimated by obtaining counterparty quotations.

(F) For those bonds bearing floating rates at spreads over market indices, representing approximately $710.7 million of the carrying amount of the CBO bonds payable, we believe that for similar financial instruments with comparable credit risks, the effective rates approximate market rates. Accordingly, the carrying amount outstanding on these bonds is believed to approximate fair value. For those bonds bearing fixed interest rates, values were obtained by discounting expected future payments by a rate calculated by imputing a spread over a market index on the date of borrowing. The weighted average stated maturity of the CBO bonds payable is September 2035.

(G) The Bell Canada Securitization and Belgian Mortgage were valued by discounting expected future payments by a rate calculated by imputing a spread over a market index on the date of borrowing.

(H) These agreements bear floating rates of interest and we believe that for similar financial instruments with comparable credit risks, the effective rates approximate market rates. Accordingly, the carrying amounts outstanding are believed to approximate fair value.

(I) These two agreements have notional balances of $147.5 million and $290.0 million, respectively, mature in July 2005 and April 2011, respectively, and swap 1-month LIBOR for 6.1755% and 3-month LIBOR for 5.93%, respectively. The fair value of these agreements is estimated by obtaining counterparty quotations.

(J) These are two essentially offsetting interest rate caps and two essentially offsetting interest rate swaps, each with notional amounts of $32.5 million, an interest rate cap with a notional balance of $17.5 million, and an interest rate cap with a notional balance of approximately $61.6 million. The maturity date of the purchased swap is July 2009; the maturity date of the sold swap is July 2014, the maturity date of the $32.5 million caps is July 2038, the maturity date of the $17.5 million cap is July 2009, and the maturity date of the $61.6 million cap is August 2004. They have been valued by reference to counterparty quotations.

We held the following currency rate risk sensitive balances at December 31, 2002 (unaudited):


                                                                      CURRENT          EFFECT OF A 5%    EFFCT OF A 5%
                                             CARRYING                 EXCHANGE           NEGATIVE          NEGATIVE
                                              AMOUNT     LOCAL        RATE TO            CHANGE IN         CHANGE IN
                                              (USD)     CURRENCY        USD              EURO RATE         CAD RATE
                                              -----     --------        ---              ---------         --------
                                                        (DOLLARS IN THOUSANDS, EXCEPT EXCHANGE RATES)
Assets:
   LIV portfolio....................         $67,852      Euro        0.95311            $(3,392)               N/A
   Bell Canada portfolio............          49,271      CAD         1.57180                N/A            $(2,464)
   LIV other, net...................           3,157      Euro        0.95311               (158)               N/A
   Bell Canada other, net...........           6,456      CAD         1.57180                N/A               (323)
Liabilities:
   LIV mortgage.....................          62,952      Euro        0.95311              3,148                N/A
   Bell Canada bonds................          37,389      CAD         1.57180                N/A              1,869
                                                                                         -------            -------
   Total............................                                                     $  (402)           $  (918)
                                                                                         =======            =======

---------------
USD refers to U.S. dollars; CAD refers to Canadian dollars

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements:

   Independent Auditors' Report

   Consolidated Balance Sheets as of December 31, 2002 and December 31, 2001

   Consolidated Statements of Income for the years ended December 31, 2002, 2001 and 2000

   Consolidated Statements of Stockholders' Equity and Redeemable Preferred Stock for the years ended December 31, 2002, 2001 and 2000

   Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000

   Notes to Consolidated Financial Statements

All schedules have been omitted because either the required information is included in our consolidated financial statements and notes thereto or it is not applicable.

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Newcastle Investment Corp.

We have audited the accompanying consolidated balance sheets of Newcastle Investment Corp. and subsidiaries (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders' equity and redeemable preferred stock, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Newcastle Investment Corp. and subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles general accepted in the United States.

As discussed in Note 2 to the consolidated financial statements, in 2001 the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by Statement of Financial Accounting Standards No. 138, "Accounting for Derivative Instruments and Certain Hedging Activities."

                                            /s/ Ernst & Young LLP

February 11, 2003, except for note 12 as to which the date is February 28, 2003

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

                                                                            DECEMBER 31, 2002  DECEMBER 31, 2001
                                                                            -----------------  -----------------
ASSETS
  Real estate securities, available for sale - Note 4                          $ 1,069,892        $   522,258
  CBO III deposit - Note 4                                                          37,777                  -
  Operating real estate, net - Note 5                                              113,652            524,834
  Real estate held for sale - Note 5                                                 3,471                  -
  Marketable securities, available for sale -Note 4                                 11,209             14,467
  Loans and mortgage pools receivable, net - Note 6                                258,198             10,675
  Investments in unconsolidated subsidiaries - Note 3                                    -             73,208
  Cash and cash equivalents                                                         45,463             31,360
  Restricted cash                                                                   10,380             34,508
  Due from affiliates - Note 10                                                          -             11,334
  Deferred costs, net                                                                6,489             17,988
  Receivables and other assets                                                      16,036             21,487
                                                                               -----------        -----------
  TOTAL ASSETS                                                                 $ 1,572,567        $ 1,262,119
                                                                               ===========        ===========
LIABILITIES, MINORITY INTEREST, REDEEMABLE PREFERRED STOCK AND
STOCKHOLDERS' EQUITY

LIABILITIES
  CBO bonds payable - Note 8                                                   $   868,497        $   445,514
  Other bonds payable - Note 8                                                      37,389            319,303
  Notes payable - Note 8                                                            62,952            111,116
  Repurchase agreements - Note 8                                                   248,169              1,457
  Credit facility - Note 8                                                               -             20,000
  Derivative liabilities - Note 7                                                   54,095             11,732
  Dividends payable                                                                  9,161              8,882
  Due to affiliates - Note 10                                                        1,335                  -
  Accrued expenses and other liabilities                                             6,728             10,633
                                                                               -----------        -----------
  TOTAL LIABILITIES                                                              1,288,326            928,637
                                                                               -----------        -----------
  Commitments and contingencies - Notes 9,10 and 11                                      -                  -
MINORITY INTEREST                                                                        -              2,527
  Redeemable preferred stock, $.01 par value, 100,000,000 shares authorized,
  1,020,517 shares issued and outstanding at December 31, 2001                           -             20,410
STOCKHOLDERS' EQUITY
  Common stock, $.01 par value, 500,000,000 shares authorized, 23,488,517 and 16,488,517 shares issued and outstanding at
    December 31, 2002 and 2001, respectively                                           235                165
  Additional paid-in capital                                                       290,935            309,356
  Dividends in excess of earnings                                                  (13,966)            (7,767)
  Accumulated other comprehensive income - Note 2                                    7,037              8,791
                                                                               -----------        -----------
  TOTAL STOCKHOLDERS' EQUITY                                                       284,241            310,545
                                                                               -----------        -----------
  TOTAL LIABILITIES, MINORITY INTEREST, REDEEMABLE PREFERRED
    STOCK AND STOCKHOLDERS' EQUITY                                             $ 1,572,567        $ 1,262,119
                                                                               ===========        ===========

See notes to consolidated financial statements.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except share data)

                                                                    YEAR ENDED      YEAR ENDED      YEAR ENDED
                                                                     12/31/02        12/31/01        12/31/00
                                                                     --------        --------        --------
REVENUES:
   Interest and dividend income                                    $     73,082    $     48,913    $     50,985
   Rental and escalation income                                          19,874          20,053          20,433
   Gain on settlement of investments                                     11,417           8,438          20,836
   Management fee from affiliate - Note 3                                 4,470           8,941           8,941
   Incentive income from affiliate - Note 3                              (1,218)         28,709               -
   Other income                                                              18              68             728
                                                                   ------------    ------------    ------------
                                                                        107,643         115,122         101,923
                                                                   ------------    ------------    ------------
EXPENSES:
   Interest expense                                                      49,527          35,863          36,897
   Property operating expense                                             8,631           8,695           8,957
   Loan servicing expense                                                   655             254             265
   General and administrative expense                                     2,914           1,568           3,272
   Management fees to affiliate - Notes 3 and 10                          9,250          14,687          15,587
   Preferred incentive return to affiliate - Notes 3 and 10               2,856          17,188               -
   Depreciation and amortization                                          3,199           3,574           2,926
                                                                   ------------    ------------    ------------
                                                                         77,032          81,829          67,904
                                                                   ------------    ------------    ------------
   Income before equity in earnings of
     unconsolidated subsidiaries                                         30,611          33,293          34,019
   Equity in earnings of unconsolidated subsidiaries - Note 3               362           2,807            (980)

                                                                   ------------    ------------    ------------
Income from continuing operations                                        30,973          36,100          33,039
Income (loss) from discontinued operations - Note 5                         522           7,571           9,821
                                                                   ------------    ------------    ------------
NET INCOME                                                               31,495          43,671          42,860
Preferred dividends and related accretion                                (1,162)         (2,540)         (2,084)
                                                                   ------------    ------------    ------------
INCOME AVAILABLE FOR COMMON STOCKHOLDERS                           $     30,333    $     41,131    $     40,776
                                                                   ============    ============    ============
NET INCOME PER SHARE OF COMMON STOCK, BASIC AND DILUTED            $       1.68    $       2.49    $       2.16
                                                                   ============    ============    ============
Income from continuing operations per share of common
   stock, after preferred dividends and related
   accretion, basic and diluted                                    $       1.65    $       2.03    $       1.64
                                                                   ============    ============    ============
Income (loss) from discontinued operations per share of common
   stock, basic and diluted                                        $       0.03    $       0.46    $       0.52
                                                                   ============    ============    ============
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK
     OUTSTANDING, BASIC                                              18,080,298      16,492,708      18,892,232
                                                                   ============    ============    ============
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK
     OUTSTANDING, DILUTED                                            18,090,052      16,492,708      18,892,232
                                                                   ============    ============    ============
DIVIDENDS DECLARED PER SHARE OF COMMON STOCK                       $       2.05    $       2.00    $       1.50
                                                                   ============    ============    ============

See notes to consolidated financial statements.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND REDEEMABLE PREFERRED STOCK FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(dollars in thousands)

                                          REEDEEMABLE  PREFERRED                                               ACCUM.
                                                 STOCK              COMMON STOCK     ADDITIONAL   DIVIDENDS    OTHER    TOTAL STOCK-
                                          ---------------------  ------------------   PD. IN      IN EXCESS    COMP.      HOLDERS'
                                             SHARES    AMOUNT      SHARES    AMOUNT   CAPITAL    OF EARNINGS   INCOME      EQUITY
                                             ------    ------      ------    ------   -------    -----------   ------      ------
STOCKHOLDERS' EQUITY - DECEMBER 31, 2001   1,020,517  $ 20,410   16,488,517   $165   $309,356    $ (7,767)    $  8,791   $ 310,545
Dividends declared by predecessor prior
 to commencement of our operations                 -         -            -      -          -     (20,949)           -     (20,949)
Distribution to predecessor upon
 commencement of our operations                    -         -            -      -    (98,378)          -      (11,075)   (109,453)
Dividends declared to predecessor after
 commencement of our operations, but
 prior to our initial public offering              -         -            -      -          -      (7,584)           -      (7,584)
Redemption of redeemable preferred stock  (1,020,517)  (20,410)           -      -          -           -            -           -
Initial public offering of shares of
 common stock                                      -         -    7,000,000     70     79,957           -            -      80,027
Dividends declared subsequent to our
 initial public offering                           -         -            -      -          -      (9,161)           -      (9,161)
Comprehensive income:
 Net income                                        -         -            -      -          -      31,495            -      31,495
 Unrealized gain on securities                     -         -            -      -          -           -       62,170      62,170
Realized (gain) on securities:
 reclassification adjustment                       -         -            -      -          -           -       (4,364)     (4,364)
 Foreign currency translation                      -         -            -      -          -           -        4,387       4,387
 Foreign currency translation:
 reclassification adjustment                       -         -            -      -          -           -         (496)       (496)
Unrealized (loss) on derivatives
  designated as cash flow hedges                   -         -            -      -          -           -      (52,102)    (52,102)
 Realized (gain) on derivatives
  designated as cash flow hedges:
  reclassification adjustment                      -         -            -      -          -           -         (274)       (274)
                                                                                                                         ---------
 Total comprehensive income                                                                                                 40,816
                                          ----------  --------   ----------   ----   --------    --------     --------   ---------
STOCKHOLDERS' EQUITY - DECEMBER 31, 2002           -  $      -   23,488,517   $235   $290,935    $(13,966)    $  7,037   $ 284,241
                                          ==========  ========   ==========   ====   ========    ========     ========   =========
STOCKHOLDERS' EQUITY - DECEMBER 31, 2000   1,020,517  $ 20,167   16,499,765   $165   $309,551    $ (7,666)    $ (1,395)  $ 300,655
Dividends declared                                 -         -            -      -          -     (43,529)           -     (43,529)
Redemption of common stock                         -         -      (11,248)     -       (195)          -            -        (195)
Accretion of redeemable preferred stock            -       243            -      -          -        (243)           -        (243)
Transition adjustment - deferred hedge
 gains and losses                                  -         -            -      -          -           -        4,064       4,064
Comprehensive income:
 Net income                                        -         -            -      -          -      43,671            -      43,671
 Unrealized gain on securities                     -         -            -      -          -           -       19,695      19,695
 Unrealized loss on securities:
 reclassification adjustment                       -         -            -      -          -           -          954         954
 Foreign currency translation                      -         -            -      -          -           -       (3,198)     (3,198)
 Foreign currency translation:
 reclassification adjustment                       -         -            -      -          -           -           29          29
 Unrealized (loss) on derivatives
  designated as cash flow hedges                   -         -            -      -          -           -      (11,563)    (11,563)
 Unrealized loss derivatives designated
  as cash flow hedges: reclassification
  adjustment                                       -         -            -      -          -           -          205         205
                                                                                                                         ---------
 Total comprehensive income                                                                                                 49,793
                                          ----------  --------   ----------   ----   --------    --------     --------   ---------
STOCKHOLDERS' EQUITY - DECEMBER 31, 2001   1,020,517  $ 20,410   16,488,517   $165   $309,356    $ (7,767)    $  8,791   $ 310,545
                                          ==========  ========   ==========   ====   ========    ========     ========   =========

Continued on next page.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND REDEEMABLE PREFERRED STOCK FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(dollars in thousands)

                                          REEDEEMABLE  PREFERRED                                               ACCUM.
                                                 STOCK              COMMON STOCK     ADDITIONAL   DIVIDENDS    OTHER    TOTAL STOCK-
                                          ---------------------   -----------------   PD. IN      IN EXCESS    COMP.      HOLDERS'
                                            SHARES     AMOUNT      SHARES    AMOUNT   CAPITAL    OF EARNINGS   INCOME      EQUITY
                                            ------     ------     -------    ------   -------    -----------   ------     ---------
STOCKHOLDERS' EQUITY - DECEMBER 31, 1999           -     $   -    20,916,739   $209   $388,045    $(31,236)    $ (2,345)   $354,673
Dividends declared                                 -         -             -      -          -     (18,436)           -     (18,436)
Redemption of common stock                         -         -    (2,210,540)   (22)   (32,204)          -            -     (32,226)

Exchange of redeemable preferred stock
 for common stock                          2,370,516    46,312    (2,206,434)   (22)   (46,290)          -            -     (46,312)
Redemption of redeemable preferred stock  (1,349,999)  (26,999)            -      -          -           -            -           -
Accretion of redeemable preferred stock            -       854             -      -          -        (854)           -        (854)
Comprehensive income:
 Net income                                        -         -             -      -          -      42,860            -      42,860
 Unrealized gain on securities                     -         -             -      -          -           -        2,828       2,828
 Unrealized loss on securities:
   reclassification adjustment                     -         -             -      -          -           -          509         509
 Foreign currency translation                      -         -             -      -          -           -       (2,644)     (2,644)
 Foreign currency translation:
   reclassificantion adjustment                    -         -             -      -          -           -          257         257
                                                                                                                          ---------
 Total comprehensive income                                                                                                  43,810
                                          ----------  --------   ----------   ----   --------    --------     --------    ---------
Stockholders' equity - December 31, 2000   1,020,517  $ 20,167   16,499,765   $165   $309,551    $ (7,666)    $ (1,395)    $300,655
                                          ==========  ========   ==========   ====   ========    ========     ========    =========

See notes to consolidated financial statements.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

                                                                 YEAR ENDED      YEAR ENDED     YEAR ENDED
                                                                DECEMBER 31,    DECEMBER 31,   DECEMBER 31,
                                                                   2002             2001           2000
                                                                -----------      ----------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                      $  31,495        $ 43,671      $  42,860
 Adjustments to reconcile net income to net cash provided by operating activities
   (inclusive of amounts related to discontinued operations):
   Depreciation and amortization                                     8,603          13,996         13,183
   Accretion of discount and other amortization                     (4,767)         (3,284)        (2,739)
   Equity in earnings of unconsolidated subsidiaries                  (362)         (2,807)           980
   Accrued incentive income from affiliate                           1,218         (11,715)             -
   Minority interest                                                    14             (83)           748
   Deferred rent                                                    (1,353)         (1,964)        (2,544)
   Gain on settlement of investments                                (9,619)        (10,386)       (21,763)
 Change in:
   Restricted cash                                                  (3,186)          1,308            537
   Receivables and other assets                                     (4,449)          2,687           (627)
   Accrued expenses and other liabilities                            5,469            (555)        (5,582)
   Due from affiliates                                              (1,506)          3,580           (230)
                                                                 ---------        --------      ---------
      Net cash provided by operating activities:                    21,557          34,448         24,823
                                                                 ---------        --------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase and improvement of operating real estate                  (2,250)         (4,495)        (1,520)
 Proceeds from sale of operating real estate                        42,492               -              -
 Acquisitions of and advances on loans                            (259,697)              -        (33,770)
 Repayments of loan and security principal                          15,217          75,324         62,891
 Proceeds from settlement of loans and foreclosed real estate          372          29,069         22,239
 Contributions to unconsolidated subsidiaries                      (19,991)        (25,829)       (57,042)
 Distributions from unconsolidated subsidiaries                      8,265          25,814         11,170
 Purchase of real estate securities                               (695,354)        (73,365)       (10,799)
 Proceeds from sale of real estate securities                      276,704         105,722         10,543
 Deposit on real estate securities                                 (37,125)        (23,631)             -
 Payment of deferred transaction costs                                (508)         (5,150)        (1,319)
 Settlement of foreign exchange future contracts                         -               -           (137)
 Purchase of marketable securities                                 (10,816)         (7,680)       (29,935)
 Proceeds from sale of marketable securities                             -          10,274        179,311
                                                                 ---------        --------      ---------
      Net cash provided by (used in) investing activities:        (682,691)        106,053        151,632
                                                                 ---------        --------      ---------

Continued on next page.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

                                                                 YEAR ENDED      YEAR ENDED     YEAR ENDED
                                                                DECEMBER 31,    DECEMBER 31,   DECEMBER 31,
                                                                   2002            2001          2000
                                                                -----------     ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings under repurchase agreements                            246,712          10,000              -
 Repayments of repurchase agreements                                     -         (24,837)      (104,314)
 Borrowings under notes payable                                     62,952               -              -
 Repayments of notes payable                                      (119,670)         (4,157)          (541)
 Issuance of CBO bonds payable                                     438,787          18,418              -
 Repayments of CBO bonds payable                                   (17,742)              -              -
 Issuance of other bonds payable                                    37,001               -              -
 Repayments of other bonds payable                                  (8,151)        (64,175)       (17,899)
 Draws under credit facility                                        20,000          21,000         74,000
 Repayments of credit facility                                      (1,750)        (34,000)       (41,000)
 Minority interest distributions                                         -          (5,090)        (1,485)
 Proceeds from initial public offering                              91,000               -              -
 Costs related to initial public offering                          (10,185)              -              -
 Redemption of common stock                                              -            (195)       (32,226)
 Redemption of redeemable preferred stock                          (20,410)              -        (27,000)
 Dividends paid                                                    (27,522)        (34,796)       (28,893)
 Distribution of cash to predecessor                               (12,423)              -              -
 Payment of deferred financing costs                                (3,362)         (1,884)          (867)
                                                                 ---------        --------       --------
      Net cash provided by (used in) financing activities          675,237        (119,716)      (180,225)
                                                                 ---------        --------       --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                14,103          20,785         (3,770)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      31,360          10,575         14,345
                                                                 ---------        --------      ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                         $  45,463        $ 31,360      $  10,575
                                                                 =========        ========      =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the period for interest expense                $  56,365        $ 61,640      $  66,141
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING
  ACTIVITIES:
 Common stock dividends declared but not paid                    $   9,161        $  8,244      $       -
 Redeemable preferred stock dividends declared but not paid      $       -        $    638      $     149
 Issuance of redeemable preferred stock in exchange for
  common stock                                                   $       -        $      -      $ (46,312)
 Repurchase agreements assumed                                   $       -        $      -      $  94,776
 Transfer of interest in unconsolidated subsidiary               $       -        $      -      $   5,169
 Loan foreclosures                                               $       -        $      -      $  (5,169)
 Contribution of assets to unconsolidated subsidiary             $  (1,454)       $      -      $       -
 Deposit used in acquisiton of CBO collateral                    $  23,631        $      -      $       -
 Distribution of non-cash assets and liabilities to
  predecessor                                                    $ (97,030)       $      -      $       -

*
See notes to consolidated financial statements.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002, 2001 AND 2000
(tables in thousands, except per share data)

1. ORGANIZATION

   Newcastle Investment Corp. and subsidiaries ("Newcastle") is a Maryland corporation that was formed in June 2002 as a wholly owned subsidiary of Newcastle Investment Holdings Corp. ("Newcastle Holdings") for the purpose of separating the real estate securities and credit leased real estate businesses from Newcastle Holdings' other investments. Newcastle conducts its business through three primary segments: (i) real estate securities, (ii) revenue producing real estate, primarily credit leased real estate, and (iii) real estate loans.

   In July 2002, Newcastle Holdings contributed to Newcastle certain assets and liabilities in exchange for 16,488,517 shares of Newcastle's common stock. However, for accounting purposes this transaction is presented as a reverse spin-off. Under a reverse spin-off, Newcastle is treated as the continuing entity and the assets that were retained by Newcastle Holdings and not contributed to Newcastle are accounted for as if they were distributed at their historical book basis through a spin-off to Newcastle Holdings. Newcastle's operations commenced on July 12, 2002. At December 31, 2002 Newcastle Holdings held approximately 70% of Newcastle's outstanding shares of common stock.

   In October 2002, Newcastle sold 7 million shares of its common stock in a public offering (the "IPO") at a price to the public of $13.00 per share, for net proceeds of approximately $80 million after deducting the underwriters' discount and other offering expenses. A portion of the proceeds of this offering were used to purchase a portfolio of mortgage loans and to make additional investments, including a deposit on a portfolio of real estate securities. Subsequent to this offering, Newcastle has 23,488,517 shares of common stock outstanding.

   Newcastle is organized and conducts its operations to qualify as a real estate investment trust ("REIT") for federal income tax purposes. As such, Newcastle will generally not be subject to federal income tax on that portion of its income that is distributed to stockholders if it distributes at least 90% of its REIT taxable income to its stockholders by prescribed dates and complies with various other requirements.

   Newcastle has entered into a management agreement (the "Management Agreement") with Fortress Investment Group LLC (the "Manager"), an affiliate, under which the Manager advises Newcastle on various aspects of its business and manages its day-to-day operations, subject to the supervision of Newcastle's board of directors. For its services, the Manager receives an annual management fee and a preferred incentive return, both as defined in the Management Agreement. The Manager also manages Newcastle Holdings. For a further discussion of the Management Agreement, see Note 10.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   GENERAL

   BASIS OF ACCOUNTING - The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and include the accounts of Newcastle and its consolidated subsidiaries. All significant intercompany transactions and balances have been eliminated. Newcastle consolidates those entities in which it has an investment of 50% or more and has control over significant operating, financial and investing decisions of the entity.

   In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 "Consolidation of Variable Interest Entities" which explains how to identify variable interest entities and how to assess whether to consolidate such entities. This interpretation becomes effective in June 2003. Newcastle has not yet determined whether any of its consolidated or unconsolidated subsidiaries represent variable interest entities pursuant to such interpretation. Such a determination could result in a change in Newcastle's consolidation policy related to such subsidiaries and the impact of such a change could be material to Newcastle's financial condition and results of operations on a gross basis; no material effect on net assets or net income would be expected.

   The consolidated financial statements include the accounts of Newcastle and its consolidated subsidiaries, subsequent to the date of commencement of its operations, and also include the accounts of its predecessor, Newcastle Holdings, prior to such date.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002, 2001 AND 2000
(tables in thousands, except per share data)

   Newcastle Holdings is a Maryland corporation that invested in real estate-related assets on a global basis. Its primary businesses were (1) investing in marketable real estate-related securities, (2) investing in commercial properties leased to third parties, (3) investing in Fortress Investment Fund LLC ("Fund I") and (4) investing in distressed, sub-performing and performing residential and commercial mortgage loans, or portfolios thereof, and related properties acquired in foreclosure or by deed-in-lieu of foreclosure.

   Newcastle Holdings' investments in real estate securities and a portion of its investments in revenue-producing real estate were transferred to Newcastle; its other investments are treated as having been distributed to Newcastle Holdings from Newcastle in July 2002 pursuant to the reverse spin-off presentation. The real estate (GSA Portfolio-see Note 5) and real estate loans operations treated as being distributed to Newcastle Holdings have been accounted for as discontinued operations, because they constituted a component of an entity, while the other operations treated as being distributed to Newcastle Holdings, including the investment in Fund I, have not been accounted for as such, because they did not constitute a component of an entity as defined in Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets."

   For entities over which Newcastle Holdings exercised significant influence, but which did not meet the requirements for consolidation, Newcastle Holdings used the equity method of accounting whereby it recorded its share of the underlying income of such entities. Minority interest represented the ownership in certain consolidated subsidiaries held by entities other than Newcastle Holdings. Newcastle does not have any subsidiaries that qualify for the equity method of accounting, nor does it have any minority interest ownership.

   RISKS AND UNCERTAINTIES -- In the normal course of business, Newcastle encounters primarily two significant types of economic risk: credit and market. Credit risk is the risk of default on Newcastle's securities, loans, leases, and derivatives that results from a borrower's, lessee's or derivative counterparty's inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of investments in securities, loans and real estate or in derivatives due to changes in interest rates, spreads or other market factors, including the value of the collateral underlying loans and securities and the valuation of real estate held by Newcastle. Concentrations of risks include the leasing of a substantial portion of Newcastle's operating real estate to two tenants as described in Note 5. Management believes that the carrying values of its investments are reasonable taking into consideration these risks along with estimated collateral values, payment histories, and other borrower information.

   Newcastle invests in real estate located outside of the United States. Newcastle's international operations are subject to the same risks associated with its United States operations as well as additional risks, such as fluctuations in foreign currency exchange rates, unexpected changes in regulatory requirements, heightened risk of political and economic instability, potential adverse tax consequences and the burden of complying with a wide variety of foreign laws.

   Additionally, Newcastle is subject to significant tax risks. If Newcastle were to fail to qualify as a REIT in any taxable year, Newcastle would be subject to federal income tax on its taxable income at regular corporate rates, which could be material. In addition, if Newcastle Holdings fails to qualify as a REIT and Newcastle is treated as a successor to Newcastle Holdings, this could cause Newcastle to likewise fail to qualify as a REIT. Unless entitled to relief under certain provisions of the Internal Revenue Code (the "Code"), Newcastle could also be disqualified from taxation as a REIT for the four taxable years following any year during which it may have failed to qualify as a REIT.

   USE OF ESTIMATES -- The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

   FEDERAL INCOME TAXES -- Newcastle expects to qualify as a REIT under the Code. A REIT will generally not be subject to federal income taxation on that portion of its income that is distributed to stockholders if it distributes at least 90% of its REIT taxable income by prescribed dates and complies with certain

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002, 2001 AND 2000
(tables in thousands, except per share data)

   other requirements. Since Newcastle distributed 100% of its 2002 taxable income, no provision has been made for federal income taxes in the accompanying consolidated financial statements.

   Distributions relating to 2002 amounted to $0.85 per share of common stock. Of this amount, approximately $0.577 was taxable in 2002 and $0.273 relates to 2003 for tax purposes. Distributions relating to 2002 were taxable as follows:

                   Dividends           Ordinary            Capital               Return of
                   Per Share            Income              Gains                 Capital
2002                $ 0.577              100%                -%                     -%

   The distributions disclosed above do not include the distributions made by our predecessor, Newcastle Holdings. Newcastle Holdings made per share distributions of $1.50 in 2000, $2.00 in 2001, and $1.20 in 2002 prior to the commencement of our operations. Newcastle Holdings also elected to be taxed as a REIT.

   EARNINGS PER SHARE -- Newcastle is required to present both basic and diluted earnings per share ("EPS"). Basic EPS is calculated by dividing net income available for common stockholders by the weighted average number of shares of common stock outstanding during each period. Diluted EPS is calculated by dividing net income available for common stockholders by the weighted average number of shares of common stock outstanding plus the additional dilutive effect of common stock equivalents during each period. Newcastle's common stock equivalents are its stock options (Note 9). Based upon the treasury stock method, Newcastle did not have any dilutive common stock equivalents during 2001 or 2000. During 2002, based on the treasury stock method, Newcastle had 9,754 dilutive common stock equivalents resulting from its outstanding options. Net income available for common stockholders is equal to net income less preferred dividends and accretion of the discount on the Series A Preferred, which was fully redeemed in June 2002.

   COMPREHENSIVE INCOME - Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances, excluding those resulting from investments by and distributions to owners. For Newcastle's purposes, comprehensive income represents net income, as presented in the statements of operations, adjusted for net foreign currency translation adjustments and unrealized gains or losses on marketable securities held for sale and derivatives designated as cash flow hedges. Accumulated other comprehensive income at December 31, 2002 and 2001 represented $1.8 million and $5.6 million of net foreign currency translation loss adjustments, respectively, $69.8 million and $21.7 million of net unrealized gains on marketable securities, respectively, and $61.0 million and $7.3 million of net unrealized losses on derivatives designated as cash flow hedges, respectively.

   REVENUE RECOGNITION

   MORTGAGE LOANS RECEIVABLE AND REAL ESTATE SECURITIES -- Newcastle invests in mortgage loans and securities secured by loans or loan portfolios. Furthermore, Newcastle Holdings invested in sub- and non-performing loans and loan portfolios. Mortgage loans receivable are presented in the consolidated balance sheet net of any unamortized discount (or gross of any unamortized premium) and an allowance for loan losses. Discounts or premiums are accreted into interest income on an effective yield or "interest" method, based upon a comparison of actual collections and expected collections, through the expected maturity date of the loan or security. Income is not accrued on non-performing loans; cash received on such loans is treated as income to the extent of interest previously accrued. Interest income with respect to non-discounted loans is recognized on an accrual basis. Deferred fees and costs are recognized as interest income over the terms of the loans using the interest method. Upon settlement of loans and securities, the excess (or deficiency) of net proceeds over the net carrying value of the loan or security is recognized as a gain (or loss) in the period of settlement.

   ALLOWANCE FOR MORTGAGE LOAN LOSSES -- Newcastle periodically evaluates loans for impairment. Mortgage loans are considered to be impaired, for financial reporting purposes, when it is probable that Newcastle will be unable to collect all principal or interest when due according to the contractual terms of the original loan agreements, or, for loans purchased at a discount for credit losses, when Newcastle determines that it is probable that it would be

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002, 2001 AND 2000
(tables in thousands, except per share data)

   unable to collect as anticipated. Upon determination of impairment, Newcastle establishes specific valuation allowances, through provisions for losses, based on the estimated fair value of the underlying real estate collateral using a discounted cash flow analysis. The allowance for each loan is maintained at a level believed adequate by management to absorb probable losses. It is Newcastle's policy to establish an allowance for uncollectible interest on performing loans that are past due more than 90 days or sooner when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. Upon such a determination, those loans are placed on non-accrual status and deemed to be non-performing. Actual losses may differ from Newcastle's estimates.

   RENTAL AND ESCALATION INCOME -- Contractual minimum rental income is recognized on a straight-line basis over the terms of the related operating leases. The excess of straight-line rents above contractual amounts was $1.4 million, $2.0 million and $2.5 million during 2002, 2001 and 2000, respectively. Expense recoveries are included in rental and escalation income.

   MANAGEMENT FEE AND INCENTIVE INCOME FROM AFFILIATE -- These income items relate to Newcastle Holdings' investment in Fund I which was not transferred to Newcastle and is not part of our ongoing operations. For a further discussion of this income, see Note 3.

   EXPENSE RECOGNITION

   INTEREST EXPENSE -- Newcastle finances its investments using both fixed-and floating-rate financing structures, including repurchase agreements, mortgages, securitizations, and other financing vehicles. Certain of this debt has been issued at discounts. Discounts are accreted into interest expense on the interest method through the expected maturity date of the financing.

   DEFERRED COSTS -- Deferred costs consist primarily of costs incurred in obtaining financing (amortized over the term of such financing using the interest method). During 2002, 2001 and 2000, approximately $1.4 million, $1.9 million and $2.5 million of financing costs were amortized into interest expense, respectively.

   DERIVATIVES AND HEDGING ACTIVITIES -- In January 2001, Newcastle adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments. Specifically, SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either stockholders' equity or net income depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity.

   For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as either a cash flow hedge, a fair value hedge or a hedge of a net investment in a foreign operation.

   Derivative transactions are entered into by Newcastle solely for risk-management purposes, except for the CBO III deposit as described in Note
   4. The decision of whether or not a given transaction/position (or portion thereof) is hedged is made on a case-by-case basis, based on the risks involved and other factors as determined by senior management, including restrictions imposed by the Internal Revenue Code among others. In determining whether to hedge a risk, Newcastle may consider whether other assets, liabilities, firm commitments and anticipated transactions already offset or reduce the risk. All transactions undertaken as hedges are entered into with a view towards minimizing the potential for economic losses that could be incurred by Newcastle. Generally, all derivatives entered into are intended to qualify as hedges under GAAP, unless specifically stated otherwise. To this end, terms of hedges are matched closely to the terms of hedged items.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002, 2001 AND 2000
(tables in thousands, except per share data)

   Description of the risks being hedged:

         1) Interest rate risk, existing positions - Newcastle generally hedges the aggregate risk of interest rate fluctuations with respect to its borrowings, regardless of the form of such borrowings, which require payments based on a variable interest rate index. Newcastle generally intends to hedge only the risk related to changes in the benchmark interest rate (LIBOR or a Treasury rate).

             In order to reduce such risks, Newcastle may enter into swap agreements whereby Newcastle would receive floating rate payments in exchange for fixed rate payments, effectively converting the borrowing to fixed rate. Newcastle may also enter into cap agreements whereby, in exchange for a fee, Newcastle would be reimbursed for interest paid in excess of a certain cap rate.

         2) Interest rate risk, anticipated transactions - Newcastle may hedge the aggregate risk of interest rate fluctuations with respect to anticipated transactions, primarily anticipated borrowings. The primary risk involved in an anticipated borrowing is that interest rates may increase between the date the transaction becomes probable and the date of consummation. Newcastle generally intends to hedge only the risk related to changes in the benchmark interest rate (LIBOR or a Treasury rate).

             In order to "lock in" the rate on the date of forecast, Newcastle may enter into swap agreements whereby Newcastle would receive fixed rate payments in exchange for floating rate payments. The value of such a swap should vary inversely with the expected proceeds of a given fixed rate borrowing in the future, assuming the terms of the swap and borrowing are properly matched. At the date the borrowing occurs, the swap is unwound at a gain or loss which should equal the change in expected proceeds between the date of forecast and the date of consummation which result from changes in market interest rates, effectively hedging such changes. At December 31, 2002, no such derivative transactions were outstanding.

         3) Foreign currency rate risk, net investments - Newcastle may hedge the aggregate risk of fluctuations in the exchange rate between a foreign currency, in which Newcastle has made a net investment, and the U.S. dollar.

             In order to reduce the risk, Newcastle may maintain a short position in the applicable foreign currency. The amount of the position would be equal to the anticipated net equity in the foreign investment at a forward date, as denominated in the foreign currency. This effectively locks in the current exchange rate on Newcastle's net equity position for the period of such position. At December 31, 2002, no such derivative transactions were outstanding.

   Newcastle, including its predecessor Newcastle Holdings, has employed interest rate swaps primarily in four ways: (i) to hedge fluctuations in the fair value of the fixed lease payments underlying its revenue-producing real estate in Canada, (ii) to hedge the anticipated GSA Securitization (Note 8), which occurred in May 1999, (iii) to hedge the anticipated securitization known as the CBO I transaction (Note 8), which occurred in July 1999, and
   (iv) to hedge its exposure to changes in market interest rates with respect to its floating rate debt. Approximately, $437.5 million and $195.0 million in principal amount of Newcastle's floating rate debt were designated as the hedged items to interest rate swap and cap agreements at December 31, 2002, respectively.

   To qualify for cash flow hedge accounting, interest rate swaps and caps must meet certain criteria, including (1) the items to be hedged expose Newcastle to interest rate risk, (2) the interest rate swaps or caps are highly effective in reducing Newcastle's exposure to interest rate risk, and (3) with respect to an anticipated transaction, such transaction is probable. Correlation and effectiveness are periodically assessed based upon a comparison of the relative changes in the fair values or cash flows of the interest rate swaps and caps and the items being hedged.

   For derivative instruments that are designated and qualify as a cash flow hedge (i.e. hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss, and net payments received or made, on the derivative instrument is reported as a component of other

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002, 2001 AND 2000
(tables in thousands, except per share data)

   comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in current earnings during the period of change. No material ineffectiveness was recorded during the years ended December 31, 2002 and 2001. Prior to the adoption of SFAS No. 133, these hedges were measured at historical cost which was amortized into interest expense on the interest method. Periodic net payments received or made on such hedges were also included in interest expense at such time.

   With respect to interest rate swaps which were designated as hedges of the fair value of lease payments, periodic net payments and any gain or loss from fluctuations in the fair value of the interest rate swaps were capitalized as adjustments to deferred rent and are being recognized over the term of the leases as adjustments to rental income. Pursuant to SFAS No. 133, such net amounts were reclassified to accumulated other comprehensive income at January 1, 2001. Newcastle's hedge of such payments was terminated in 1999. As of December 31, 2002 and 2001, $1.5 million and $1.6 million of such losses were deferred, net of amortization, respectively.

   With respect to interest rate swaps which have been designated as hedges of anticipated refinancings, periodic net payments were recognized currently as adjustments to interest expense; any gain or loss from fluctuations in the fair value of the interest rate swaps was recorded as a deferred hedging gain or loss and treated as a component of the anticipated transaction at the time of such transaction. Pursuant to SFAS No. 133, such net amounts were reclassified to accumulated other comprehensive income at January 1, 2001. In the event the anticipated refinancing failed to occur as expected, the deferred hedging credit or charge was recognized currently in income. Newcastle's hedges of such refinancings were terminated upon the consummation of such refinancings. As of December 31, 2002 and 2001, $1.4 million and $9.1 million of such gains were deferred, net of amortization, respectively.

   SFAS No. 133 has resulted in a change in Newcastle's method of accounting for interest rate caps and swaps used as hedges. As a result of this change, Newcastle recorded a transition gain adjustment to other comprehensive income of approximately $4.1 million on January 1, 2001. During the years ended December 31, 2002 and 2001, Newcastle recorded an aggregate $52.4 million and $11.4 million of loss to other comprehensive income and an aggregate of $4.6 million and $4.7 million of gain to earnings, as an adjustment to interest expense, resepctively, related to such hedges. Newcastle expects to reclassify approximately $3.9 million of net loss on derivative instruments from accumulated other comprehensive income to earnings during the next twelve months due to differences in the present value of net interest payments associated with interest rate swaps and to changes in fair value associated with interest rate caps.

   With respect to interest rate swaps and caps that have not been designated as hedges, any net payments under, or fluctuations in the fair value of, such swaps and caps has been recognized currently in income.

   Newcastle's derivative financial instruments contain credit risk to the extent that its bank counterparties may be unable to meet the terms of the agreements. Newcastle minimizes such risk by limiting its counterparties to major financial institutions with good credit ratings. In addition, the potential risk of loss with any one party resulting from this type of credit risk is monitored. Management does not expect any material losses as a result of default by other parties. Newcastle does not require collateral.

   MANAGEMENT FEES AND PREFERRED INCENTIVE RETURN TO AFFILIATE -- These represent amounts due to the Manager pursuant to the Management Agreement as well as amounts due to the Manager related to Newcastle Holdings' investment in Fund I, which were passed through Newcastle Holdings' income statement on a gross basis through the date of the commencement of our operations. For further information on the Management Agreement, see Note 10. For further information the Fund I related expenses, see Note 3.

   BALANCE SHEET MEASUREMENT

   INVESTMENT IN MARKETABLE SECURITIES - Newcastle has classified its investment in marketable securities, including the real estate securities which serve as collateral for its CBO transactions, as available for sale. Securities

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002, 2001 AND 2000
(tables in thousands, except per share data)

   available for sale are carried at market value with the net unrealized gains or losses reported as a separate component of accumulated other comprehensive income. At disposition, the net realized gain or loss is determined on the basis of the cost of the specific investments and is included in earnings. Unrealized losses on securities are charged to earnings if they reflect a decline in value that is other than temporary.

   INVESTMENT IN REAL ESTATE -- Investment in real estate is recorded at cost less accumulated depreciation. Depreciation is computed on a straight-line basis. Buildings are depreciated over 40 years. Major improvements are capitalized and depreciated over their estimated useful lives. Fees and costs incurred in the successful negotiation of leases are deferred and amortized on a straight-line basis over the terms of the respective leases. Expenditures for repairs and maintenance are expensed as incurred. Foreclosed real estate, held for sale, is recorded in Receivables and Other Assets at the lower of its cost or fair value less cost to sell and is not depreciated. Newcastle adopted SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" in 2002. Pursuant to such pronouncement, Newcastle reviews its real estate assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No material impairment was recorded during 2002, 2001 or 2000. SFAS No. 144 also specifies that long-lived assets to be disposed of by sale, which meet certain criteria, should be reclassified to Real Estate Held for Sale and measured at the lower of its carrying amount or fair value. The results of operations for such an asset, assuming such asset qualifies as a "component of an entity" as defined in SFAS No. 144, are retroactively reclassified to Income (Loss) from Discontinued Operations for all periods presented.

   FOREIGN CURRENCY OPERATIONS - Assets and liabilities relating to foreign operations are translated using exchange rates as of the end of each reporting period. The results of Newcastle's foreign operations are translated at the weighted average exchange rate for each reporting period. Translation adjustments are included as a component of accumulated other comprehensive income.

   Foreign exchange contracts may, from time to time, be used to hedge Newcastle's net investments in its foreign operations. Gains and losses on foreign exchange contracts which qualify as hedges of net investments in foreign operations as well as changes in the market value of these instruments are included in accumulated other comprehensive income. Upon sale or liquidation of its investment in a foreign operation, the related amount in accumulated other comprehensive income is reclassified to transaction gain or loss in the period of such liquidation.

   Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency, except those transactions which qualify as a hedge, are included currently in income.

   CASH AND CASH EQUIVALENTS AND RESTRICTED CASH - Newcastle considers all highly liquid short-term investments with maturities of 90 days or less when purchased to be cash equivalents. Restricted cash consisted of amounts held by third parties in margin accounts of $1.6 million and $1.6 million at December 31, 2002 and 2001, respectively, related to certain derivative hedge agreements, restricted property operating accounts of $1.6 million and $8.4 million at December 31, 2002 and 2001, respectively, cash held by trustees related to certain of Newcastle's investments of $7.2 million and $0.9 million at December 31, 2002 and 2001, respectively, and cash held as a deposit on the real estate securities used as collateral for the CBO II transaction (Note 4) of $23.6 million at December 31, 2001. Substantially all amounts on deposit with major financial institutions exceed insured limits.

   STOCK OPTIONS -- Newcastle accounts for stock options granted to non-employees in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation." The fair value of the options issued as compensation to the Manager for its efforts in raising capital for Newcastle Holdings was recorded in 1998 as an increase in stockholders' equity with an offsetting reduction of capital proceeds received. No options were issued in 2001, 2000 or 1999. The fair value of the options issued as compensation to the Manager for its efforts in raising capital for Newcastle was recorded in 2002 as an increase in stockholders' equity with an offsetting reduction of capital proceeds received.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002, 2001 AND 2000
(tables in thousands, except per share data)

3. INFORMATION REGARDING BUSINESS SEGMENTS

   Newcastle conducts its business through three primary segments: real estate securities, revenue-producing real estate and real estate loans. Details of Newcastle's investments in such segments can be found in Notes 4, 5 and 6, respectively.

   Newcastle Holdings conducted its business in four primary segments: real estate securities, revenue-producing real estate, real estate loans, and its investment in Fund I.

   The real estate securities segment was retained by Newcastle. The revenue-producing real estate segment, which comprised three portfolios of properties, was split as follows: the Bell Canada (Canadian) and LIV (Belgian) portfolios were retained by Newcastle while the GSA (U.S.) portfolio was distributed to Newcastle Holdings. The real estate loans and Fund I segments were distributed to Newcastle Holdings. Certain amounts have been reclassified from the Unallocated segment to the Fund I segment; such amounts did not effect net income or total assets in either segment.

   The unallocated portion consists primarily of interest on short-term investments, general and administrative expenses, management fees and preferred incentive return pursuant to the Management Agreement, and interest on Newcastle Holdings' credit facility.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002, 2001 AND 2000
(tables in thousands, except per share data)

         Summary financial data on Newcastle's segments is given below, together with a reconciliation to the same data for Newcastle as a whole (including its predecessor, through the date of the commencement of our operations, as described in Note 1) (in thousands):

                                                   Real Estate                 Real Estate
                                                   Securities     Real Estate     Loans       Fund I       Unallocated      Total
                                                   -----------    -----------  -----------   ---------     -----------      -----
December 31 2002 and the Year then Ended
Gross revenues                                     $   83,259       $ 19,384    $  1,281      $  3,287      $     432    $  107,643
Operating expenses                                       (586)        (9,245)       (141)       (3,861)       (10,473)      (24,306)
                                                   ----------       --------    --------      --------      ---------    ----------
Operating income (loss)                                82,673         10,139       1,140          (574)       (10,041)       83,337
Interest expense                                      (40,805)        (5,728)       (658)            -         (2,336)      (49,527)
Depreciation and amortization                               -         (2,769)          -          (329)          (101)       (3,199)
Equity in earnings of unconsolidated subsidiaries           -              -           -           303             59           362
                                                   ----------       --------    --------      --------      ---------    ----------
Income (loss) from continuing operations               41,868          1,642         482          (600)       (12,419)       30,973
Income (loss) from discontinued operations                  -          1,021        (499)            -              -           522
                                                   ----------       --------    --------      --------      ---------    ----------
Net Income (Loss)                                  $   41,868       $  2,663    $    (17)     $   (600)     $ (12,419)   $   31,495
                                                   ==========       ========    ========      ========      =========    ==========
Revenue derived from non-US sources:
  Canada                                           $        -       $ 14,015    $      -      $      -      $       -    $   14,015
                                                   ==========       ========    ========      ========      =========    ==========
  Belgium                                          $        -       $  5,402    $      -      $      -      $       -    $    5,402
                                                   ==========       ========    ========      ========      =========    ==========
  Italy                                            $        -       $      -    $   180       $      -      $       -    $      180
                                                   ==========       ========    ========      ========      =========    ==========
Total assets                                       $1,138,767       $128,831    $259,381      $      -      $  45,588    $1,572,567
                                                   ==========       ========    ========      ========      =========    ==========
Long-lived assets outside the US:
  Canada                                           $        -       $ 56,939    $      -      $      -      $       -    $   56,939
                                                   ==========       ========    ========      ========      =========    ==========
  Belgium                                          $        -       $ 71,892    $      -      $      -      $       -    $   71,892
                                                   ==========       ========    ========      ========      =========    ==========

December 31, 2001 and the Year then Ended
Gross revenues                                     $   54,961       $ 20,249    $      -      $ 38,297      $   1,615    $  115,122
Operating expenses                                       (253)        (9,352)          -       (23,295)        (9,492)      (42,392)
                                                   ----------       --------    --------      --------      ---------    ----------
Operating income (loss)                                54,708         10,897           -        15,002         (7,877)       72,730
Interest expense                                      (26,880)        (5,779)          -             -         (3,204)      (35,863)
Depreciation and amortization                               -         (2,567)          -          (560)          (447)       (3,574)
Equity in earnings (losses) of unconsolidated
  subsidiaries                                              -              -           -         5,360         (2,553)        2,807
                                                   ----------       --------    --------      --------      ---------    ----------
Income (loss) from continuing operations               27,828          2,551           -        19,802        (14,081)       36,100
Income (loss) from discontinued operations                  -          5,380       2,191             -              -         7,571
                                                   ----------       --------    --------      --------      ---------    ----------
Net Income (Loss)                                  $   27,828       $  7,931    $  2,191      $ 19,802      $ (14,081)   $   43,671
                                                   ==========       ========    ========      ========      =========    ==========
Revenue derived from non-US sources:
  Canada                                           $        -       $ 16,092    $    (17)     $      -      $       -        16,075
                                                   ==========       ========    ========      ========      =========    ==========
  Belgium                                          $        -       $  7,219    $      -      $      -      $       -         7,219
                                                   ==========       ========    ========      ========      =========    ==========
  Italy                                            $        -       $      -      $  764             -      $       -           764
                                                   ==========       ========    ========      ========      =========    ==========
Total assets                                       $  567,492       $565,481    $ 12,920      $ 97,562      $  18,664    $1,262,119
                                                   ==========       ========    ========      ========      =========    ==========
Long-lived assets outside the US:
  Canada                                           $        -       $ 51,060    $      -      $      -      $       -    $   51,060
                                                   ==========       ========    ========      ========      =========    ==========
  Belgium                                          $        -       $ 68,399    $      -      $      -      $       -    $   68,399
                                                   ==========       ========    ========      ========      =========    ==========

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002, 2001 AND 2000
(tables in thousands, except per share data)

                                                   Real Estate                 Real Estate
                                                   Securities     Real Estate     Loans       Fund I       Unallocated      Total
                                                   -----------    -----------  -----------   ---------     -----------      -----
December 31, 2000 and the Year then Ended
Gross revenues                                     $   46,893       $ 20,640    $      -      $  8,941      $  25,449    $  101,923
Operating expenses                                       (361)        (9,669)          -        (8,941)        (9,110)      (28,081)
                                                   ----------       --------    --------      --------      ---------    ----------
Operating income                                       46,532         10,971           -             -         16,339        73,842
Interest expense                                      (29,671)        (5,470)          -             -         (1,756)      (36,897)
Depreciation and amortization                               -         (2,411)          -             -           (515)       (2,926)
Equity in earnings (losses) of unconsolidated
  subsidiaries                                              -              -           -         1,044         (2,024)         (980)
                                                   ----------       --------    --------      --------      ---------    ----------
Income from continuing operations                      16,861          3,090           -         1,044         12,044        33,039
Income from discontinued operations                         -          4,186       5,635             -              -         9,821
                                                   ----------       --------    --------      --------      ---------    ----------
Net Income                                         $   16,861       $  7,276    $  5,635      $  1,044      $  12,044    $   42,860
                                                   ==========       ========    ========      ========      =========    ==========
Revenue derived from non-US sources:
  Canada                                           $        -       $ 16,742    $   (103)     $      -      $       -    $   16,639
                                                   ==========       ========    ========      ========      =========    ==========
  Belgium                                          $        -       $  7,022    $      -      $      -      $       -    $    7,022
                                                   ==========       ========    ========      ========      =========    ==========
  Italy                                            $        -       $      -    $  2,171      $      -      $       -    $    2,171
                                                   ==========       ========    ========      ========      =========    ==========
Total assets                                       $  560,929       $576,728    $112,507      $ 50,694      $  30,228    $1,331,086
                                                   ==========       ========    ========      ========      =========    ==========
Long lived assets outside the U.S.:
  Canada                                           $        -       $ 55,404    $      -      $      -      $       -    $   55,404
                                                   ==========       ========    ========      ========      =========    ==========
  Belgium                                          $        -       $ 72,615    $      -      $      -      $       -    $   72,615
                                                   ==========       ========    ========      ========      =========    ==========

Unconsolidated Subsidiaries
Newcastle does not have any unconsolidated subsidiaries which it accounts for under the equity method. Newcastle Holdings held three such investments, none of which were transferred to Newcastle, which are described below. Such investments are included in Newcasstle's financial statements through the date of the commencements of Newcastle's operations.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002, 2001 AND 2000
(tables in thousands, except per share data)

The following table summarizes the activity affecting the equity held by Newcastle in unconsolidated subsidiaries:

                                                                       Fortress Investment
                                                   Austin Holdings          Fund LLC           Total
                                                   ---------------     -------------------    --------
Balance 12/31/00                                      $  12,733             $  50,694         $ 63,427
Contributions to unconsolidated subsidiaries              5,413                20,416           25,829
Distributions from unconsolidated subsidiaries          (10,616)              (15,198)         (25,814)
Equity in earnings of unconsolidated subsidiaries        (2,553)                5,360            2,807
Equity in OCI of unconsolidated subsidiaries                  -                 7,074            7,074
Transfer of investment in exchange for notes
  from Fund I co-investors                                    -                (3,555)          (3,555)
Costs incurred related to investment in the
  venture                                                     -                 3,440            3,440
                                                      ---------             ---------         --------
Balance 12/31/01                                      $   4,977             $  68,231         $ 73,208
Contributions to unconsolidated subsidiaries              3,237                16,754           19,991
Contribution of assets to unconsolidated
  subsidiaries                                            1,454                     -            1,454
Distributions from unconsolidated
  subsidiaries                                             (522)               (7,743)          (8,265)
Equity in earnings of unconsolidated
  subsidiaries                                               59                   303              362
Equity in OCI of unconsolidated subsidiaries                  -                   (15)             (15)
Other                                                         -                  (329)            (329)
Distribution to Newcastle Holdings                       (9,205)              (77,201)         (86,406)
                                                      ---------             ---------         --------
Balance 12/31/02                                      $       -             $       -         $      -
                                                      =========             =========         ========

Summarized financial information related to Newcastle's unconsolidated subsidiaries through the date of their distribution to Newcastle Holdings was as follows (in thousands):

                                                   Included in Unallocated Segment
                               ---------------------------------------------------------------
                                       Austin Holdings                 FIC Management Inc.       Fortress Investment Fund LLC (A)
                               -------------------------------    -----------------------------  ----------------------------------
                               12/31/02   12/31/01    12/31/00    2/31/02   12/31/01   12/31/00  12/31/02    12/31/01    12/31/00
                               --------   --------    --------    -------   --------   --------  --------    ---------   ----------
Assets                                    $  7,947    $  21,259             $      -   $      -               $612,083    $ 434,009
Liabilities                                 (2,353)      (7,207)                   -          -                      -            -
Minority interest                             (352)        (590)                   -          -                      -            -
                                          --------    ---------             --------   --------              ---------    ---------

Equity                                    $  5,242    $  13,462             $      -   $      -               $612,083    $ 434,009
                                          ========    =========             ========   ========              =========    =========
Equity held by
Newcastle(B)                              $  4,977    $  12,733             $      -   $      -               $ 68,231    $  50,694
                                          ========    =========             ========   ========              =========    =========

                                 2002       2001        2000        2002      2001       2000       2002       2001         2000
                               --------   --------    ---------   -------   --------   --------   --------   ---------    ---------
Revenues                       $    585   $ (1,370)   $   2,675   $     -   $      -   $    234   $  9,740   $ 141,475    $  21,894
Expenses                           (477)    (1,302)      (5,001)        -          -       (523)    (4,470)     (9,941)      (8,941)
Minority interest                   (45)       (16)         484         -          -          -          -           -            -
                               --------   --------    ---------   -------   --------   --------   --------   ---------    ---------
Net income (loss)              $     63   $ (2,688)   $  (1,842)  $     -   $      -   $   (289)  $  5,270   $ 131,534    $  12,953
                               ========   ========    =========   =======   ========   ========   ========   =========    =========
Newcastle's
equity in net
income (loss)                  $     59   $ (2,553)   $  (1,749)  $     -   $      -   $   (275)  $    303   $   5,360    $   1,044
                               ========   ========    =========   =======   ========   ========   ========   =========    =========

(A) Fortress Investment Fund LLC's summary financial information is presented on a fair value basis, consistent with

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002, 2001 AND 2000
(tables in thousands, except per share data)

its internal basis of accounting, while Newcastle's equity is presented on a GAAP basis. Newcastle's equity in net income excludes its incentive income.

(B) Newcastle also had a $3.2 million receivable from Austin at December 31, 2001.

         FUND I

         The managing member of Fund I is Fortress Fund MM LLC (the "Fund I Managing Member"), which is owned jointly, through subsidiaries, by Newcastle Holdings, approximately 94%, and the Manager, approximately 6%, in each case through Class A membership interests. A separate class of membership interests in the Fund I Managing Member, designated as Class B, reflects the entitlement to the incentive return payable by Fund I, as described below, which is owned 50% by the Manager and 50% by Newcastle Holdings. Newcastle Holdings and its affiliates, including the Fund I Managing Member, have committed to contribute an aggregate of $100 million, or approximately 11.5% of Fund I's total committed capital, to Fund I; in the aggregate, Newcastle Holdings and 21 unaffiliated investors (collectively, the "Fund I Investors") have committed approximately $872.8 million (the "Capital Commitment") to Fund I over the three years ending April 28, 2003. Newcastle Holdings has committed to fund 100% of the capital commitments of its affiliates, including the Fund I Managing Member (which has committed $8.7 million or approximately 1% of Fund I's total committed capital), to Fund I. Fund I, which is a Delaware limited liability company, is owned through membership interests issued in direct proportion to capital committed.

         The Fund I Managing Member is entitled to receive an annual management fee of up to 1.5% (inclusive of an administrative fee of up to 0.5%) of Fund I's invested capital or total equity commitments. Newcastle Holdings is not charged management and administrative fees for its investment in Fund I. Pursuant to an agreement with the Fund I Managing Member and the Manager, the Manager is entitled to 100% of the management fee paid by Fund I to the Fund I Managing Member. Since the management fees paid to the Manager flow through Newcastle Holdings through its ownership of the Fund I Managing Member, they are reflected as gross amounts in both Management Fee from Affiliate and Management Fee to Affiliate, although they have no effect on net income.

         The Fund I Managing Member is entitled to an incentive return (the "Incentive Return") generally equal to 20% of Fund I's returns, as defined, subject to: 1) a 10% preferred return payable to the Fund I Investors and 2) a clawback provision which requires amounts previously distributed as Incentive Return to be returned to Fund I if, upon liquidation of Fund I, the amounts ultimately distributed to each Fund I Investor do not meet a 10% preferred return to the Fund I Investors. Fund I is managed by the Manager pursuant to the Fund I Managing Member's operating agreement and a management agreement between the Manager and the Fund I Managing Member. In accordance with those documents, (a) the Manager is entitled to 100% of the management fee payable by Fund I, (b) the Manager is entitled to 50% of the Incentive Return payable by Fund I, (c) Newcastle Holdings is entitled to 50% of the Incentive Return payable by Fund I, and (d) Newcastle Holdings is entitled to receive 100% of the investment income or loss attributable to the capital invested in Fund I by the Fund I Managing Member. The Manager of Fund I also manages Newcastle and Newcastle Holdings. Newcastle Holdings consolidated the financial results of the Fund I Managing Member because Newcastle Holdings owned substantially all of the voting interest in the Fund I Managing Member. As a result, Newcastle's consolidated financial statements reflect all of the Incentive Return payable to the Fund I Managing Member, including the 50% portion payable to the Manager which was treated as Preferred Incentive Return to Affiliates.

         In January 2000, Newcastle Holdings transferred, in exchange for cash, approximately $51.2 million of preferred equity securities, acquired in December 1999, to Fund I at their market value, which approximated their book value, resulting in no gain or loss being recorded. During 2002 (through the date of commencement of Newcastle's operations), 2001 and 2000, Newcastle Holdings invested approximately $18.0 million, $21.5 million and $47.2 million, respectively, in Fund I. During 2002 (through the date of commencement of Newcastle's operations) and 2001, Newcastle Holdings received $7.8 million and $16.3 million of distributions from Fund I, respectively, excluding Incentive Return. Newcastle Holdings accounted for its investment in Fund I under the equity method. During 2002, 2001 and 2000, the Manager earned $4.5 million, $8.9 million and $9.2 million of management and administrative fees from Fund I, respectively, through its agreement with the Fund I Managing Member.

         The Incentive Return is payable on an asset-by-asset basis, as realized. Accordingly, an Incentive Return may be paid to the Fund I Managing Member in connection with a particular Fund I investment if and when such invest-ment generates proceeds to Fund I in excess of the capital called with respect to such investment, plus a 10% preferred return thereon. If upon liquidation of Fund I the aggregate amount paid to the Fund I Managing Member as Incentive Return exceeds the amount actually due to the Fund I Managing Member (that is, amounts that should instead have been paid to Fund I Investors) after taking into account the aggregate return to Fund I Investors, the excess is required to be returned by the Fund I Managing Member (that is "clawed back") to Fund I. Newcastle Holdings is responsible to pay to Fund I the amount of any excess return to be clawed back to the extent not funded by the Fund I Managing Member. The Manager, in turn, is responsible for the clawback of any excess return received by it. Newcastle Holdings believes that the Manager has the ability to meet this obligation. Newcastle Holdings received a credit against management fees otherwise payable by it under its management agreement with the Manager for management fees and any Incentive Return paid to the Manager by Fund I allocable to Newcastle Holdings' investment in Fund I. This credit was reflected as increased return to Newcastle Holdings from Fund I, in Equity in Earnings (Losses) from Unconsolidated Subsidiaries, because: (a) Newcastle Holdings, unlike the other Fund I Investors, did not pay a management fee to Fund I and its allocation of income from Fund I was calculated gross of any management fees, and (b) Newcastle Holdings received payments from the Manager of amounts paid to the Manager by Fund I representing the Incentive Return allocable to Newcastle Holdings' investment in Fund I, of which $0.5 million was received in January 2002.

         Newcastle Holdings had adopted Method 2 of Emerging Issues Task Force Topic D-96 which specifies that companies with management arrangements that contain a performance based incentive return that is not finalized until the end of a period of time specified in the contract may record such return as revenue in the amount that would be due under the formula at any point in time as if the incentive return arrangement was terminated at that date.

         Newcastle Holdings recorded as incentive income the amount that would be due based on the fair value of the assets in Fund I exceeding the required return at a specific point in time as if the management arrangement was terminated on that date. Based on this methodology, Newcastle Holdings' net income in each reporting period reflected changes in the fair value of the assets in Fund I. As such, Newcastle Holdings accrued $27.5 million of Incentive Return through the date of the commencement of Newcastle's operations. This amount was recorded in Incentive Income from Affiliate. The Manager was entitled to 50% of this income which Newcastle Holdings recorded as Incentive Return to Affiliates. The Fund I Managing Member has received $8.8 million of such income, all of which is subject to clawback. Newcastle Holdings received $4.4 million of such income in cash pertaining to the year ended December 31, 2001, representing its 50% interest in the Incentive Return paid by Fund I.

         AUSTIN

         In 1998, Newcastle Holdings and Fortress Principal Investment Group LLC ("FPIG"), an affiliate of the Manager, formed Austin Holdings Corporation ("Austin"). FPIG contributed cash, and Newcastle Holdings contributed its interest in entities that owned certain assets, primarily non-performing loans and foreclosed real estate intended for sale, which were originally acquired as part of loan pool acquisitions. The assets Newcastle Holdings contributed, and any income generated from them, were not well suited to be held by a REIT for the reasons described below. If the assets were treated as inventory held for sale in the ordinary course of business, any gain from the sale of these assets would be subject to a 100% excise tax in the hands of a REIT. By holding these assets indirectly through Austin, a corporate entity, Newcastle Holdings instead received dividend income from the corporation, which is not subject to the 100% excise tax, and is treated as qualifying income for purposes of the 95% income test that applies to REITs. Newcastle Holdings held non-voting preferred stock of Austin. Newcastle Holdings' preferred stock in Austin represented a 95% economic ownership interest in Austin, and had a liquidation preference over the common stockholders. Newcastle Holdings' interest in Austin was accounted for under the equity method. Newcastle Holdings and Austin elected to treat Austin as a taxable REIT subsidiary ("TRS") as of January 1, 2001 in order to comply with the rule that REITs generally may not hold more than 10% of the voting securities or 10% of the value of securities of any corporation that is not a TRS. FPIG was the holder of all of the common stock which represents 100% of the vote and 5% of the economic ownership interest of Austin. FPIG's ownership interest was funded in part by a $0.7 million loan from Austin in 2001.

         Austin also owned 100% of the common stock of Ascend Residential Holdings, Inc. ("Ascend "). Ascend's primary business was the acquisition, rehabilitation and sale of single-family residential properties.

         FICMI

         In May 1999, Newcastle Holdings purchased from Impac Commercial Holdings, Inc. ("ICH"), a publicly traded mortgage REIT, approximately $12 million of non-voting Series B Convertible Preferred Stock with a coupon of 8.5%. The preferred stock was initially convertible into 1,683,635 shares of common stock of ICH. Subsequently, during 1999 and 2000, Newcastle Holdings purchased 832,400 shares of common stock of ICH. Additionally, FIC Management Inc. ("FICMI"), an unconsolidated subsidiary of Newcastle Holdings created for this purpose, purchased the management contract for ICH for $6 million and subcontracted the management of ICH to the

         Manager. FICMI was entitled to an incentive fee under the management agreement, as defined, if certain minimum returns were achieved. During the third quarter of 2000, FICMI recognized incentive fee income of $0.2 million based on ICH's achievement of such returns. During 2000, ICH reimbursed the Manager for approximately $0.7 million of expenses pursuant to such contract, and reimbursed Newcastle Holdings for $0.4 million of such expenses. FICMI had substantially the same legal structure as Austin. Newcastle Holdings and FICMI and Fortress Fund MM, Inc. ("FFMMI") have made elections to treat FICMI and FFMMI as TRS's as of January 1, 2001.

         In November 2000 a wholly-owned subsidiary of Newcastle Holdings completed a tender offer for all of the remaining outstanding common shares of ICH. Newcastle Holdings' basis in its investment in ICH was approximately $22.1 million at the date of acquisition. In addition, Newcastle Holdings incurred approximately $44.3 million in connection with its tender offer and assumed approximately $95.7 million of ICH's liabilities, resulting in total assets acquired of $162.1 million (including $12.1 million of cash), based on the "purchase" method of accounting. Subsequent to the acquisition, Newcastle Holdings sold $108.9 million of the former ICH assets during 2000 for net proceeds of approximately $130.2 million at a gain of approximately $21.3 million, and repaid approximately $92.8 million of the former ICH liabilities. The remaining, non-cash ICH assets at December 31, 2002 and 2001 were primarily included in Marketable Securities Available for Sale (Note
         2). Newcastle's consolidated financial statements include ICH's results of operations for the period subsequent to the completion of the tender offer.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002, 2001 AND 2000
(tables in thousands, except per share data)

4.       REAL ESTATE SECURITIES

         The following is a summary of Newcastle's real estate securities at December 31, 2002 and 2001, all of which are classified as available for sale and are therefore marked to market through other comprehensive income pursuant to SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities." Unrealized losses that are considered other than temporary are recognized currently in income. There were no such losses incurred through December 31, 2002. None of the securities is delinquent.

         DECEMBER 31, 2002

                                                            Gross Unrealized                                 Weighted Average
                                                          --------------------                    ----------------------------------
                                                                                                                             Term to
                                Principal     Amortized                                           Moody's                   Maturity
CBO I                            Balance     Cost Basis     Gains      Losses    Carrying Value   Rating    Coupon   Yield   (Years)
-----                          -----------   ----------   ---------   --------   --------------   -------   ------   -----   -------
  CMBS                         $   323,025   $  283,991   $  26,999   $ (3,686)  $    307,304       BB       6.72%    9.50%    7.11
  Unsecured REIT debt              234,562      232,892      21,726       (100)       254,518      BBB       7.41%    7.64%    5.48
                               -----------   ----------   ---------   --------   ------------     -------   -----    -----   ------
  Subtotal - CBO I                 557,587      516,883      48,725     (3,786)       561,822       BB+      7.01%    8.67%    6.43
                               -----------   ----------   ---------   --------   ------------     -------   -----    -----   ------

CBO II
  CMBS                             299,051      285,035      17,055       (238)       301,852      BBB-      6.35%    7.26%    7.17
  Unsecured REIT debt              113,357      112,475       8,678          -        121,153      BBB-      7.81%    7.87%    7.85
  Other                             58,155       56,086       1,172     (1,867)        55,391       AA       7.29%    8.23%    7.89
                               -----------   ----------   ---------   --------   ------------     -------   -----    -----   ------
  Subtotal - CBO II                470,563      453,596      26,905     (2,105)       478,396      BBB       6.28%    7.53%    7.41
                               -----------   ----------   ---------   --------   ------------     -------   -----    -----   ------
Total Real Estate
  Securities*                  $ 1,028,150   $  970,479   $  75,630   $ (5,891)  $  1,040,218      BBB-      6.67%    8.14%    6.88
                               ===========   ==========   =========   ========   ============     =======   =====     ====   ======
Non-CBO Securities-
Rated                                5,000        3,888         137          -          4,025      AAA       7.39%   12.11%    8.49
Non-CBO Securities -
Unrated                             18,953        7,184           -          -          7,184      N/A       7.40%   18.63%    7.50

                               -----------   ----------   ---------   --------   ------------               -----    -----   ------
Total Marketable
Securities                     $    23,953   $   11,072   $     137   $      -   $     11,209                7.40%   16.34%    7.71
                               ===========   ==========   =========   ========   ============               =====    =====   ======

         DECEMBER 31, 2001

                                                                         Gross Unrealized
                                                                       --------------------
                                Principal      Amortized Cost
CBO I                            Balance            Basis               Gains        Losses    Carrying Value
-----                           --------       --------------           -----        ------    --------------
  CMBS                         $ 316,057         $  268,209            $  9,110    $ (5,683)     $  271,636
  Unsecured REIT debt            219,515            216,411               9,238        (258)        225,391
                               ---------         ----------            --------    --------      ----------
Subtotal - CBO I*              $ 535,572         $  484,620            $ 18,348    $ (5,941)     $  497,027
                               =========         ==========            ========    ========      ==========

Non-CBO securities             $  19,326         $   14,507            $      -    $    (40)     $   14,467
                               =========         ==========            ========    ========      ==========

         *Carrying value excludes restricted cash of $29.7 million and $25.2 million at December 31, 2002 and 2001, respectively, included in Real Estate Securities pending its reinvestment in securities. The total carrying value of fixed rate real estate securities was $961.4 million and $497.0 million, and of variable rate real estate securities was $78.8 million and $0.0 million, at December 31, 2002 and 2001, respectively.

         In July 2002, Newcastle entered into an agreement with a major investment bank whereby such bank will purchase up to $450 million of commercial mortgage backed securities, REIT debt, real estate loans and asset backed securities, subject to Newcastle's right to purchase such securities from them. This agreement is treated as a non-hedge derivative for accounting purposes and is therefore marked-to-market through current income; a mark of $0.7 million has been booked to income through December 31, 2002. These securities are expected to be included in a securitization transaction in which Newcastle would acquire the equity interest (the "CBO III Transaction"). As of December 31, 2002, approximately $342.4 million of the $450 million had been accumulated. If the CBO III Transaction is not consummated as a result of Newcastle's failure to acquire the equity interest or otherwise as a result of Newcastle's gross negligence or willful misconduct, Newcastle would be required to either purchase such securities or pay the difference between the original purchase price of such securities and the price at which such securities is sold to a third-party (a "Collateral Loss"). If the CBO III Transaction fails to close for any other reason, Newcastle would be required to either purchase such securities or pay the lesser of the Collateral Loss and its deposit. Although Newcastle currently anticipates completing the CBO III Transaction during the first quarter of 2003, there is no assurance that the CBO III Transaction will be consummated. As of December 31, 2002, Newcastle estimates that the fair value of the securities purchased by such bank is in excess of the purchase price paid by such bank. In November and December 2002, Newcastle made deposits aggregating $37.1 million under such agreement (the "CBO III Deposit").

         Newcastle Holdings created $62.3 million face of mezzanine bonds issued by its subsidiaries which indirectly own the GSA Properties. The bonds are not entitled to any scheduled interest or amortization prior to their maturity date in May 2011. None of the bonds are secured by mortgages on the GSA Properties; the bonds are secured by equity interests in the direct or indirect owners of the GSA Properties. These bonds, which were included the collateral for the CBO I and CBO II transactions, were retained by Newcastle. These bonds were sold by Newcastle at a loss of $0.3 million in September 2002.

         The securities denoted "CBO I" and "CBO II" are encumbered by the CBO I and CBO II securitizations (Note 8), respectively. One of the non-CBO securities was encumbered by a $1.5 million repurchase agreement at December 31, 2002.

5.       OPERATING REAL ESTATE

         The following is a reconciliation of real estate assets and accumulated depreciation:

                                                               Accumulated
         Operating Real Estate                 Gross           Depreciation           Net
-----------------------------------------    ----------     ------------------   ---------------
Balance at December 31, 2000                 $  566,923        $    (26,384)        $  540,539
Improvements                                      4,495                   -              4,495
Foreign currency translation                     (7,636)                345             (7,291)
Depreciation                                          -             (12,909)           (12,909)
                                             ----------        ------------         ----------
Balance at December 31, 2001                    563,782             (38,948)           524,834
Improvements                                      2,166                   -              2,166
Foreign currency translation                     11,998                (737)            11,261
Depreciation                                          -              (7,994)            (7,994)
Cost of real estate sold                        (44,548)              2,425            (42,123)
Distribution to Newcastle Holdings             (404,715)             35,320           (369,395)
Transferred to Real Estate Held for Sale         (5,571)                474             (5,097)
                                             ----------        ------------         ----------
Balance at December 31, 2002                 $  123,112        $     (9,460)        $  113,652
                                             ==========        ============         ==========
U.S. Properties                              $        -        $          -         $        -
Canadian Properties                              50,186              (4,386)            45,800
Belgian Properties                               72,926              (5,074)            67,852
                                             ----------        ------------         ----------
Total                                        $  123,112        $     (9,460)        $  113,652
                                             ==========        ============         ==========

Real Estate Held for Sale
-----------------------------------------
Balance at December 31, 2001                                                        $        -
Transferred from Operating Real Estate                                                   5,097
Mark-to-market                                                                          (1,626)
                                                                                    ----------
Balance at December 31, 2002                                                             3,471
                                                                                    ==========
U.S. Properties                                                                     $        -
Canadian Properties                                                                      3,471
Belgian Properties                                                                           -
                                                                                    ----------
Total                                                                               $    3,471
                                                                                    ==========

         All of Newcastle's U.S. properties (the "GSA Properties") were distributed to Newcastle Holdings prior to the commencement of Newcastle's operations. Such properties were primarily leased to the General Services Administration of the U.S. Government.

         The Canadian properties are primarily leased to Bell Canada, a wholly-owned subsidiary of BCE, Inc. and are referred to as the "Bell Canada Portfolio." For 2002, 2001 and 2000, approximately 66.6%, 68.0% and 69.7% of Newcastle's consolidated rental and escalation income from continuing operations was attributable to Bell Canada. The Bell Canada leases expire over various dates through 2007. Each Bell Canada lease contains one five-year lease renewal option and provides for a significant payment due upon expiration of the lease. These terminal payments have been included in the calculation of straight-line rental income assuming that each lease is renewed once. The Bell Canada leases also provide for the reimbursement of substantially all operating expenses and property taxes plus an administrative fee. The Bell Canada Portfolio is encumbered by the Bell Canada Securitization (Note 8).

         The Belgian properties are referred to as the "LIV Portfolio" and are leased to a variety of tenants, including the European Commission ("EC"). For 2002, 2001 and 2000, approximately 14.2%, 13.0% and 14.9%
         of Newcastle's consolidated rental and escalation income from continuing operations was attributable to the EC. The leases on the Belgian properties provide for annual increases in base rent based on the change in the Sante Index, as well as payment of increases in operating expenses and real estate taxes over base year amounts. The LIV Portfolio is encumbered by the Belgian Mortgage (Note 8).

         The following is a schedule of the future minimum rental payments to be received under non-cancelable operating leases:

2003                  $10,476
2004                    9,405
2005                    8,396
2006                    6,602
2007                    3,299
Thereafter                 92
                      -------
                      $38,270
                      =======

         In May 2002, Newcastle sold one of its GSA Properties with a net basis of $33.0 million for a net purchase price of approximately $34.1 million, at a gain of $1.1 million. In May 2002, it sold a Belgian property for gross proceeds of approximately $8.9 million, at a loss of approximately $1.1 million. Pursuant to SFAS No. 144, Newcastle has retroactively recorded the operations of such properties in Income from Discontinued Operations for all periods presented.

         In August and November 2002, Newcastle entered into contracts to sell two commercial properties located in Canada for gross proceeds of approximately $2.6 million, at a loss of approximately $1.6 million including the write off of accumulated other comprehensive income related to foreign currency translation. The sales are contracted to occur in April 2003. Pursuant to SFAS No. 144, Newcastle has reclassified the net carrying value of these properties to Real Estate Held for Sale and has retroactively recorded the operations of such properties in Income from Discontinued Operations for all periods presented.

         Gross revenues from discontinued operations, which include those investments distributed to Newcastle Holdings as discussed in Note 2, were approximately $29.2 million, $67.9 million and $75.8 million in 2002, 2001 and 2000, respectively.

         The following table sets forth certain information concerning the real estate portfolio:


                                                        COSTS
                                                      CAPITALIZED
   TYPE OF                             INITIAL COST    SUBSEQ. TO
  PROPERTY            LOCATION               (A)       ACQ'N (A)
-------------         ---------        ------------   -----------
Off. Bldg.         Etobicoke, ON        $   8,937      $   654
Off. Bldg.         London, ON              14,630          235
Industrial         Toronto, ON             25,521          209
                                        ---------      -------
Subtotal - Canada                          49,088        1,098
                                        ---------      -------
Off. Bldg.         G. Bijgaarden, BEL       9,906          212
Off. Bldg.         Brussels, BEL           27,288           22
Off. Bldg.         Brussels, BEL            4,589          376
Off. Bldg.         Waterloo, BEL            7,518           13
Off. Bldg.         Zaventem, BEL            6,725           75
Off. Bldg.         Brussels, BEL            5,477           97
Warehouse          Zaventem, BEL            3,719            5
Off. Bldg.         Brussels, BEL            5,079        1,825
                                        ---------      -------
Subtotal - Belgium                         70,301        2,625
                                        ---------      -------
Subtotal - Operating Real Eastate         119,389        3,723
                                        ---------      -------
Off. Bldg.         Hamilton, ON               N/A          N/A
Off. Bldg.         Kingston, ON               N/A          N/A
                                        ---------      -------
Subtotal - Real Estate Held for Sale            -            -
                                        ---------      -------
                 TOTALS:                $ 119,389      $ 3,723
                                        =========      =======

                                                                                                     UNAUDITED
                                                         12/31/2002                 -----------------------------------------------
                                          -------------------------------------------------
                                          GROSS                                                                       YEAR
  TYPE OF                                CARRYING   ACCUM.   NET CARRYING                      NET RENTABLE   ACQ.     BUILT/REN-
 PROPERTY             LOCATION            AMOUNT     DEPR.    AMOUNT (B)   ENCUMB.   OCC.     SQ. FT.      DATE      OVATED
----------         --------------        --------   ------   ------------  -------  ------   ------------  ------   ------------
Off. Bldg.         Etobicoke, ON         $  9,591   $   932  $  8,659      $  8,793   100%     177,214      10/98    1972/1978
Off. Bldg.         London, ON              14,865     1,485    13,380         7,686    96%     325,764      10/98       1980
Industrial         Toronto, ON             25,730     1,969    23,761        18,635   100%     624,786      10/98   1963/'71/'79
                                         --------   -------  --------      --------   ---    ---------
Subtotal - Canada                          50,186     4,386    45,800        35,114    99%   1,127,764
                                         --------   -------  --------      --------   ---    ---------
Off. Bldg.         G. Bijgaarden, BEL      10,118       696     9,422         9,701    67%      81,763     11/99       1994
Off. Bldg.         Brussels, BEL           27,310     1,810    25,500        29,863   100%     119,781     11/99     1973/1995
Off. Bldg.         Brussels, BEL            4,965       444     4,521         4,210   100%      26,651     11/99    1952/'93/'98
Off. Bldg.         Waterloo, BEL            7,531       505     7,026         6,235   100%      46,231     11/99     1930/1990
Off. Bldg.         Zaventem, BEL            6,800       489     6,311         4,874    67%      65,175     11/99     1975/1990
Off. Bldg.         Brussels, BEL            5,574       401     5,173         2,992    55%      28,180     11/99     1974/1996
Warehouse          Zaventem, BEL            3,724       247     3,477         2,096   100%      55,606     11/99        1986
Off. Bldg.         Brussels, BEL            6,904       482     6,422         2,981    29%      32,206     11/99     1987/2001
                                         --------   -------  --------      --------   ---    ---------
Subtotal - Belgium                         72,926     5,074    67,852        62,952    81%     455,593
                                         --------   -------  --------      --------   ---      -------
Subtotal - Operating Real Eastate         123,112     9,460   113,652        98,066    94%   1,583,357
                                         --------   -------  --------      --------   ---    ---------
Off. Bldg.         Hamilton, ON             2,057       N/A     2,057         1,645   100%     118,787     10/98         1974
Off. Bldg.         Kingston, ON             1,414       N/A     1,414           630   100%      45,691     10/98         1981
                                         --------   -------  --------      --------   ---    ----------
Subtotal - Real Estate Held for Sale        3,471         -     3,471         2,275   100%    164,478
                                         --------   -------  --------      --------   ---    ----------
                 TOTALS:                 $126,583   $ 9,460  $117,123      $100,341    94%    1,747,835
                                         ========   =======  ========      ========   ===     =========

(A) Adjusted for changes in foreign currency exchange rates, which aggregated $12.0 million of gain and $7.6 million of loss between land, building and improvements in 2002 and 2001, respectively.

(B) The federal income tax basis for such assets at December 31, 2002 was approximately equal to their book basis.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002, 2001 AND 2000
(tables in thousands, except per share data)

6.       REAL ESTATE LOANS

         Loans and mortgage pools receivable consisted of the following at December 31, 2002 and 2001.

                              Wtd. Avg.    Range of
                             Effective       Stated                                                          Delinquent
                              Interest     Maturity   Payment                                                Carrying
                                Rate         Dates     Terms                                                  Amount     Encumbrance
      Description            12/31/02      12/31/02   12/31/02       Carrying Amount      Face Amount         12/31/02     12/31/02
      -----------           ----------    ---------  ---------  ----------------------  -------------------   --------   -----------
                                                                12/31/02     12/31/01   12/31/02   12/31/01
                                                                --------     --------   --------   --------
Whole Loan Portfolio            3.40%     9/27-11/32   Various   $ 258,198   $    -     $ 254,201  $      -   $      -    $ 246,712
Loan on Retail Stores            N/A             N/A       N/A           -     6,560         -        6,560          -            -
Italian Mortgage Portfolio       N/A             N/A       N/A           -     4,073         -       17,002          -            -
Other                            N/A             N/A       N/A           -        42         -        1,833          -            -
                                                                 ---------   --------   --------   --------   --------    ---------
Total                                                            $ 258,198   $ 10,675   $254,201   $ 25,395   $      -    $ 246,712
                                                                 =========   ========   ========   ========   ========    =========

         The following is a reconciliation of loans and mortgage pools receivable.

                                                         Market
                                                        Discount)/     Loss       Carrying
                                       Face Amount      Premium      Allowance     Amount
                                       -----------      ----------   ---------    --------
Balance 12/31/00                        $129,621        $(1,095)     $(21,569)    $ 106,957
Collections of principal                 (70,801)             -             -       (70,801)
Cost of loans sold                       (32,986)         1,095         6,741       (25,150)
Foreign currency translation                (439)             -           108          (331)
                                        --------        -------      --------     ---------
Balance 12/31/01                          25,395              -       (14,720)       10,675
Purchases/advances                       255,550          4,147             -       259,697
Collections of principal                  (7,909)             -             -        (7,909)
Cost of loans sold                             -              -          (267)         (267)
Accretion                                      -           (150)            -          (150)
Foreign currency translation                 432              -          (210)          222
Transfer to unconsolidated subsidiary    (17,355)             -        13,329        (4,026)
Distribution to Newcastle Holdings        (1,912)             -         1,868           (44)
                                        --------        -------      --------     ---------
Balance 12/31/02                        $254,201        $ 3,997      $      -     $ 258,198
                                        ========        =======      ========     =========

         The average carrying amount of Newcastle Holdings' real estate loans was approximately $54.5 million and $11.8 million during 2002 and 2001, respectively, on which Newcastle Holdings earned approximately $1.4 million and $1.6 million of gross revenues, respectively.

         All of Newcastle's real estate loans and loan portfolios owned at such time were transferred to Newcastle Holdings prior to the commencement of Newcastle's operations.

         In November 2002, Newcastle invested $13.5 million of equity in a portfolio of mortgage loans. This portfolio is encumbered by a repurchase agreement (Note 8).

7.       FAIR VALUE OF FINANCIAL INSTRUMENTS

         For certain of Newcastle's financial instruments, principally loans receivable and debt, fair values are not readily available since there are no active trading markets as characterized by current exchanges between willing parties. Accordingly, fair values can only be derived or estimated using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated future cash flows is inherently subjective and imprecise. It should be noted that minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values, and that the fair values reflected below are indicative of the interest rate environments as of December 31, 2002 and do not take into consideration the effects of subsequent interest rate fluctuations.

         The carrying amounts and estimated fair values of Newcastle's financial instruments at December 31, 2002 are as follows:

                                                       Carrying      Principal Balance or  Estimated Fair
                                                        Amount          Notional Amount        Value
Assets:
    Real estate securities, available for sale        $1,069,892     $     1,028,150       $  1,069,892
    CBO III deposit                                       37,777           See below             37,777
    Marketable securities, available for sale             11,209              23,953             11,209
    Mortgage loans                                       258,198             254,201            258,198
    Interest rate caps, treated as hedges, net(A)          4,638             213,035              4,638
Liabilities:
    CBO bonds payable                                    868,497             881,500            868,497
    Other bonds payable                                   37,389              38,173             36,784
    Notes payable                                         62,952              62,952             58,970
    Repurchase agreements                                248,169             248,169            248,169
    Interest rate swaps, treated as hedges, net(B)        51,110             437,465             51,110
    Non-hedge derivative obligations(C)                      745           See below                745

(A) Included in Deferred Costs, Net. The longest cap maturity is October 2015.

(B) Included in Derivative Liabilities. The longest swap maturity is April 2011.

(C) Included in Derivative Liabilities. The longest maturity is July 2038.

         The methodologies used and key assumptions made to estimate fair value are as follows:

         REAL ESTATE SECURITIES, AVAILABLE FOR SALE -- The fair value of the REIT unsecured loans and CMBS is estimated by obtaining third party independent broker quotations, if available and practicable, or counterparty quotations.

         CBO III DEPOSIT -- The fair value of the CBO III Deposit is based on a counterparty quotation. The CBO III deposits is more fully described in
         Note 4.

         MARKETABLE SECURITIES, AVAILABLE FOR SALE -- The fair value of these securities is generally based upon broker quotations. The fair value of two securities acquired from ICH, for which quoted market prices are not readily available, is estimated by means of price/yield analyses based on Newcastle's expected disposition strategies for such assets. Such assets include Newcastle's interest in a securitization executed by ICH (the "CMO Asset"). The CMO Asset has an estimated value of $3.3 million at December 31, 2002 based on a discount rate of 20% and estimated credit losses of $4.9 million. Increasing such estimated discount rate and credit losses to 25% and $6.5 million, respectively, would decrease the estimated value by $0.6 million and $0.5 million, respectively. The gross securitized assets underlying the CMO Asset aggregate $262.5 million (of which $2.8 million was delinquent) at December 31, 2002, subject to $251.3 million of debt.

         MORTGAGE LOANS -- This portfolio of mortgage loans bears a floating rate of interest. We believe that for similar financial instruments with comparable credit risks, the effective rate on this portfolio approximates the market rate. Accordingly, the carrying amount of this portfolio is believed to approximate fair value.

         INTEREST RATE CAP AND SWAP AGREEMENTS -- The fair value of these agreements is estimated by obtaining counterparty quotations.

         CBO AND OTHER BONDS PAYABLE -- For those bonds bearing floating rates at spreads over market indices, representing approximately $710.7 million of the carrying amount of the CBO Bonds Payable, management believes that for similar financial instruments with comparable credit risks, the effective rates approximate market rates.

         Accordingly, the carrying amount outstanding on these bonds is believed to approximate fair value. For those bonds bearing fixed interest rates, values were obtained by discounting expected future payments by a rate calculated by inputing a spread over a market index on the date of borrowing.

         NOTES PAYABLE -- The Belgian Mortgage was valued by discounting expected future payments by a rate calculated by imputing a spread over a market index on the date of borrowing.

         REPURCHASE AGREEMENTS -- These agreements bear floating rates of interest and management believes that for similar financial instruments with comparable credit risks, the effective rates approximate market rates. Accordingly, the carrying amounts outstanding are believed to approximate fair value.

         NON-HEDGE DERIVATIVE OBLIGATIONS -- These obligations are valued by reference to current counterparty quotations. These obligations represent two essentially offsetting interest rate caps and two essentially offsetting interest rate swaps, each with notional amounts of $32.5 million, an interest rate cap with a notional amount of $17.5 million, and an interest rate cap with a notional amount of approximately $61.6 million.

8.       DEBT OBLIGATIONS

         The following table presents certain information regarding Newcastle's debt obligations:

                                            Carrying Amount                 Face Amount
                                     -----------------------------    ------------------------
                                                                                                       12/31/02          Stated
Issue                                12/31/02            12/31/01      12/31/02       12/31/01      Interest Rate       Maturity
-----                                --------            --------      --------       --------      -------------      ----------
CBO I Bonds                         $  429,363          $  445,514    $  437,500     $ 455,000       See Below           July 2038
CBO II Bonds                           439,134                   -       444,000             -       See Below           April 2037
                                    ----------          ----------    ----------     ---------
Total CBO bonds                        868,497             445,514       881,500       455,000
                                    ----------          ----------    ----------     ---------
Bell Canada Securitization              37,389                   -        38,173             -       See Below           April 2012
GSA Securitization                           -             319,303             -       360,029          (B)                  (B)
                                    ----------          ----------    ----------     ---------
Total other bonds                       37,389             319,303        38,173       360,029
                                    ----------          ----------    ----------     ---------
Bell Canada Mortgage                         -              31,412             -        31,412         Repaid              Repaid
Belgian Mortgage                        62,952              55,149        62,952        55,149          5.32%             Nov. 2006
GSA KC Mortgage                              -              24,555             -        24,555         Repaid              Repaid
                                    ----------          ----------    ----------     ---------
Total notes payable                     62,952             111,116        62,952       111,116
                                    ----------          ----------    ----------     ---------
CMBS Repo                                1,457               1,457         1,457         1,457    LIBOR+1.35% (2.77%)     One Month
Mortgage Loan Repo (A)                 246,712                   -       246,712             -    LIBOR+0.37% (1.80%)      May 2003
                                    ----------          ----------    ----------     ---------
Total repurchase agreements            248,169               1,457       248,169         1,457
                                    ----------          ----------    ----------     ---------
Credit facility                              -              20,000             -        20,000          (B)                  (B)
                                    ----------          ----------    ----------     ---------
Total debt obligations              $1,217,007          $  897,390    $1,230,794     $ 947,602
                                    ==========          ==========    ==========     =========

(A) The counterparty on this repo is Bear Stearns Mortgage Capital
Corporation.

(B) Distributed to Newcastle Holdings prior to the commencement of Newcastle's operations.

         In July 1999, Newcastle completed a transaction ("CBO I") whereby a portfolio of real estate securities (Note 4) was contributed to a consolidated subsidiary which issued $437.5 million fare amount of investment grade senior securities and $62.5 million face amount of non- investment grade subordinated securities in a private placement. As a result of CBO I, the existing repurchase agreement on such real estate securities was repaid. At December 31, 2002, the subordinated securities were retained by Newcastle and the senior securities, which bore interest at a weighted average effective rate, including discount and cost amortization, of 3.99%, had an expected weighted average life of approximately 5.26 years. Two classes of the senior securities bear floating interest rates. Newcastle has obtained an interest rate swap and cap in order to hedge its exposure to the risk of changes in market interest rates with respect to these securities, at an initial cost of approximately $14.3 million. CBO I's weighted average effective interest rate, including the effect of such hedges, was 5.63% at December 31, 2002. In addition, in connection with the sale of two classes of securities, Newcastle entered into two interest rate swaps and three interest rate cap agreements that do not qualify for hedge accounting. Changes in the values of these instruments have been recorded currently in income.

         In November 2001, Newcastle sold the retained subordinated $17.5 million Class E Note from CBO I for approximately $18.5 million. The Class E Note bore interest at a fixed rate of 8.0% and had a stated maturity of June 2038. The sale of the Class E Note represents an issuance of debt and was recorded as additional CBO Bonds Payable. In April 2002, a wholly-owned subsidiary of Newcastle repurchased the Class E Note. The re-purchase of the Class E Note represented a repayment of debt and was recorded as a reduction of CBO Bonds Payable. The Class E Note is included in the collateral for CBO II. The Class E Note is eliminated in consolidation.

         In April 2002, Newcastle completed its second CBO securitization ("CBO II") whereby a portfolio of real estate securities (Note 4) was contributed to a consolidated subsidiary which issued $444.0 million face amount of investment grade senior securities and $56.0 million face amount of non-investment grade subordinated securities in a private placement. At December 31, 2002, the subordinated securities were retained by Newcastle and the senior securities, which bore interest at a weighted average effective rate, including discount and cost amortization, of approximately 3.48%, had an expected weighted average life of approximately 7.36 years. One class of the senior securities bears a floating interest rate. Newcastle has obtained an interest rate swap and cap in order to hedge its exposure to the risk of changes in market interest rates with respect to this security, at an initial cost of $1.2 million. CBO II's weighted average effective interest rate, including the effect of such hedges, was 6.16% at December 31, 2002.

         In April 2002, Newcastle refinanced the existing debt on the Bell Canada Portfolio (the "Bell Canada Mortgage") through a securitization transaction (the "Bell Canada Securitization"). At December 31, 2002, the outstanding securities, which bore interest at a weighted average effective rate, including discount and cost amortization, of approximately 7.07%, had an expected weighted average life of approximately 2.75 years. In connection with this securitization, Newcastle guaranteed certain payments under an interest rate swap to be entered into in 2007, if the Bell Canada Securitization is not fully repaid by such date. Newcastle believes the fair value of this guarantee is negligible at December 31, 2002.

         In May 1999, Newcastle Holdings financed the GSA Properties (Note 5) through a secruitization (the "GSA Securitization") which bore interest at a weighted average effective rate of 7.04%. The GSA Securitization was distributed to Newcastle Holdings prior to the commencement of Newcastle's operations.

         In November 1999, Newcastle financed the LIV Portfolio (Note 5) with a mortgage and a related interest rate cap. In November 2001, Newcastle extended the term of this mortgage, modified the rate, and obtained a new interest rate cap related thereto. In November 2002, Newcastle refinanced the LIV Portfolio with a new mortgage (the "Belgian Mortgage") which bears a fixed rate of interest.

         One of the GSA Properties was financed with a mortgage (the "GSA KC Mortgage") which was repaid in May 2002 upon sale of the related asset.

         In November 2002, Newcastle purchased a portfolio of mortgage loans (Note 6) subject to a repurchase agreement (the "Mortgage Loan Repo").

         In July 2000, Newcastle Holdings entered into a $40 million revolving credit agreement (the "Credit Facility"). Newcastle Holdings hedged its exposure to the risk of changes in market interest rates with respect to the Credit Facility by entering into an interest rate swap. The credit facility and related swap were distributed to Newcastle Holdings prior to the commencement of Newcastle's operations.

         Newcastle's debt obligations, including its repurchase agreements, notes payable, credit facility, CBO and other bonds payable, matures as follows (gross of discounts of $13.8 million):

2003                          $   251.8 million
2004                                2.0 million
2005                                1.7 million
2006                               58.4 million
2007                                0.0 million
Thereafter                        916.9 million
                              -----------------
                              $ 1,230.8 million
                              =================

9.       STOCK OPTION PLAN

         In October 2002, Newcastle (with the approval of the board of directors) adopted a nonqualified stock option plan (the "Newcastle Option Plan") for non-employee directors and the Manager. The non-employee directors were granted options in 2002 to acquire an aggregate of 4,000 shares of common stock at a price of $13 per share, which were fully exercisable upon issuance. The fair value of such options was not material at the date of grant. For the purpose of compensating the Manager for its successful efforts in raising capital for Newcastle, the Manager was granted options in 2002 representing the right to acquire 700,000 shares of common stock at an exercise price per share of common stock equal to $13, with such price subject to adjustment as necessary to preserve the value of such options in connection with the occurrence of certain events (including capital dividends and capital distributions made by Newcastle). The 700,000 shares represented an amount equal to 10% of the shares of common stock of Newcastle sold in its initial public offering in 2002.

         The options granted to the Manager were fully vested on the date of grant and one thirtieth of the options become exercisable on the first day of each of the following thirty calendar months, or earlier upon the occurrence of certain events, such as a change in control of Newcastle Holdings or the termination of the Management Agreement. The options expire in 2012.

         The fair value of the options granted to the Manager at the date of grant was approximately $0.4 million. Newcastle estimated this value by reference to a volatility estimate of 15%, based on a range of volatilities for our competition provided by an investment bank, along with management's best judgement, together with a dividend yield of 13.85%, an expected life assumption of 10 years, and a risk-free rate assumption of 4.05%. Since the Newcastle Option Plan has characteristics significantly different from those of traded options, and since the volatility assumption is subject to significant judgment and variability, the actual value of the options could vary materially from management's estimate.

         In June 1998, Newcastle Holdings (with the approval of the board of directors) adopted a nonqualified stock option plan (the "Newcastle Holdings Option Plan") for non-employee directors and the Manager. The non-employee directors were granted options in 1998 to acquire an aggregate of 6,000 shares of common stock at a price of $20 per share, which were fully exercisable upon issuance. The fair value of such options was not material at the date of grant. For the purpose of compensating the Manager for its successful efforts in raising capital for Newcastle Holdings, the Manager was granted options in 1998 representing the right to acquire 2,091,673 shares of common stock at an exercise price per share of common stock equal to $20, with such price subject to adjustment as necessary to preserve the value of such options in connection with the occurrence of certain events (including capital dividends and capital distributions made by Newcastle Holdings). The 2,091,673 shares represented an amount equal to 10% of the shares of common stock and units of Newcastle Holdings outstanding after Newcastle Holdings' stock issuances in 1998. All of the options granted in 1998 represent options in Newcastle Holdings and not in Newcastle.

         The options granted to the Manager in 1998 were fully vested upon issuance and were exercisable beginning on June 5, 1999. From and after such date, one thirtieth of the options became exercisable on the first day of each of the following thirty calendar months. The options expire on June 5, 2008.

         The fair value of the 1998 options granted to the Manager at the date of grant was approximately $3.6 million. Newcastle Holdings estimated this value by reference to the volatility and dividend yields of the Morgan Stanley REIT Index that were approximately 15.4% and 7.1%, respectively, together with an expected life assumption of 5 years, and a risk-free rate assumption of 4.88%. Since Newcastle Holdings' common stock is not publicly traded and the Newcastle Holdings Option Plan has characteristics significantly different from those of traded options, the actual value of the options could vary materially from management's estimate.

10.      MANAGEMENT AGREEMENT AND RELATED PARTY TRANSACTIONS

         Newcastle entered into the Management Agreement with the Manager in June 2002, which provides for an initial term of one year with automatic one-year extensions, subject to certain termination rights. After the initial one year term, the Manager's performance will be reviewed annually and the Management Agreement may be terminated by Newcastle by payment of a termination fee, as defined in the Management Agreement, equal to the amount of management fees earned by the Manager during the twelve consecutive calendar months immediately preceding the termination, upon the affirmative vote of at least two-thirds of the independent directors, or by a majority vote of the holders of common stock. Pursuant to the Management Agreement, the Manager, under the supervision of Newcastle's board of directors, will formulate investment strategies, arrange for the acquisition of assets, arrange for financing, monitor the performance of Newcastle's assets and provide certain advisory, administrative and managerial services in connection with the operations of Newcastle. For performing these services, Newcastle will pay the Manager an annual management fee equal to 1.5% of the gross equity of Newcastle, as defined. Newcastle Holdings' management agreement with the Manager contained substantially the same terms.

         The Management Agreement provides that Newcastle will reimburse the Manager for various expenses incurred by the Manager or its officers, employees and agents on Newcastle's behalf, including costs of legal, accounting, tax, auditing, administrative and other similar services rendered for Newcastle by providers retained by the Manager or, if provided by the Manager's employees, in amounts which are no greater than those which would be payable to outside professionals or consultants engaged to perform such services pursuant to agreements negotiated on an arm's-length basis.

         To provide an incentive for the Manager to enhance the value of the common stock, the Manager is entitled to receive a quarterly incentive return (the "Preferred Incentive Return") on a cumulative, but not compounding, basis in an amount equal to the product of (A) 25% of the dollar amount by which (1) (a) the Funds from Operations, as defined (before the Preferred Incentive Return) of Newcastle per share of common stock (based on the weighted average number of shares of common stock outstanding) plus (b) gains (or losses) from debt restructuring and from sales of property and other assets per share of common stock (based on the weighted average number of shares of common stock outstanding), exceed (2) an amount equal to (a) the weighted average of the price per share of common stock in the IPO and the value attributed to the net assets transferred by Newcastle Holdings, and in any subsequent offerings by Newcastle (adjusted for prior capital dividends or capital distributions) multiplied by (b) a simple interest rate of 10% per annum (divided by four to adjust for quarterly calculations) multiplied by (B) the weighted average number of shares of common stock outstanding. An affiliate of the Manager was entitled to a similar incentive return from Newcastle Holdings.

                                                                     AMOUNTS EARNED (INCURRED)
                                                        ----------------------------------------------------
                                                           2002                 2001               1999
                                                        --------------     --------------     --------------
Management Fee to Manager.........................      ($4.3 million)     ($4.8 million)     ($5.1 million)
Expense Reimbursements to Manager ................      ($0.5 million)     ($0.9 million)     ($1.6 million)
Preferred Incentive Return to Manager ............      ($3.5 million)     ($2.8 million)         -
Management Fee from Fund to Managing
    Member .......................................       $4.5 million       $8.9 million       $8.9 million
Management Fee from Managing Member
    to Manager ...................................      ($4.5 million)     ($8.9 million)     ($8.9 million)
Incentive Return from Fund to Managing
    Member .......................................      ($1.2 million)      $28.8 million         -
Incentive Return from Managing Member
    to Manager ...................................       $0.6 million      ($14.4 million)        -

         Newcastle Holdings had an investment in Fund I and an investment in Austin, which were accounted for under the equity method. Newcastle Holdings also owned an investment in the Managing Member of Fund I, which was consolidated. As a result of this investment, Newcastle Holdings was entitled to an Incentive Return from Fund I. The Manager of Newcastle and Newcastle Holdings also manages Fund I. Newcastle Holdings received a credit against management fees otherwise payable under its management agreement with the Manager for management fees and any Incentive Return paid to the Manager by Fund I in connection with Newcastle Holdings' investment in Fund I. This credit was reflected as increased return from Fund I, in Equity in Earnings (Losses) from Unconsolidated Subsidiaries, because it was structured as a reduced burden on Newcastle Holdings' return from Fund I as follows: (a) Newcastle Holdings, unlike the other Fund I Investors, did not pay a management fee to Fund I and its allocation of income from Fund I was calculated gross of any management fees, and (b) Newcastle Holdings received payments from the Manager to reimburse it for its share of Incentive Return paid to the Manager by Fund I, of which $0.5 million was received in January 2002. For a more complete discussion of these relationships, see Note 3.

         In January 2001, an employee co-investment program was adopted whereby certain employees of the Manager and of Fortress Registered Investment Trust's ("FRIT") operating subsidiary would have the opportunity to invest in Fund I by purchasing part of Newcastle Holdings' investment. FRIT is Fund I's investment vehicle. The purpose of the program was to align the interests of FRIT's employees and the employees of the Manager with those of Fund I's Investors, including Newcastle Holdings, and to enable the Manager and FRIT to retain such employees and provide them with appropriate incentives and rewards for their performance. These employees were integral to the success of Newcastle Holdings and Fund I. Certain of the employees of the Manager were officers of Newcastle Holdings and Fund I and/or provided management services to Newcastle Holdings and Fund I. No employees of Fund I were officers of Newcastle Holdings or provided management services to Newcastle Holdings. Newcastle Holdings set aside $10.0 million of its commitment to Fund I for this program, of which $6.9 million was allocated, prior to the distribution of this investment to Newcastle Holdings, and financed approximately 80% of the employee investments via non-recourse loans through Austin, which were secured by such employees' interest in Fund I. The remaining 20% was funded by cash payments from each of the employees. The loans, which were included in Due from Affiliates, bore interest at 10%, which was payable currently from distributions from Fund I, and matured upon liquidation of Fund I. The principal balance of, and any unpaid interest on, these loans was payable at maturity. At December 31, 2001, Austin was owed $3.2 million of principal and less than $0.1 million of interest in connection with this financing. The Manager would fund up to $0.1 million of the purchase price of these commitments on behalf of employees.

         At December 31, 2002, Due To Affiliates is comprised $1.0 million of Incentive Return payable and $0.3 million of management fees and expense reimbursements payable.

11.      COMMITMENTS AND CONTINGENCIES

         CBO III DEPOSIT -- Newcastle has the option to purchase certain real estate securities from an investment bank. To the extent that such securities decline in value, Newcastle must either purchase such securities or lose an amount equal to the lesser of such decline or its deposit. See Note 4.

         GUARANTEE OF SWAP PAYMENTS -- In connection with the Bell Canada Securitization, Newcastle has guaranteed certain payments under an interest rate swap to be entered into in 2007, if the Bell Canada Securitization is not fully repaid by such date. Newcastle believes the fair value of this guarantee is negligible at December 31, 2002.

         STOCKHOLDER RIGHTS AGREEMENT -- Newcastle has adopted a stockholder rights agreement (the "Rights Agreement"). Pursuant to the terms of the Rights Agreement, Newcastle will attach to each share of common stock one preferred stock purchase right (a "Right"). Each Right entitles the registered holder to purchase from Newcastle a unit consisting of one one-hundredth of a share of Series A Junior Participation Preferred Stock, par value $0.01 per share, at a purchase price of $70 per unit. Initially, the Rights are not exercisable and are attached to and transfer and trade with the outstanding shares of common stock. The Rights will separate from the common stock and will become exercisable upon the acquisition or tender offer to acquire a 15% beneficial ownership interest by an acquiring person, as defined. The effect of the Rights Agreement will be to dilute the acquiring party's beneficial interest. Until a Right is exercised, the holder thereof, as such, will have no rights as a stockholder of Newcastle.

         LITIGATION -- Newcastle is a defendant in legal actions from transactions conducted in the ordinary course of business. Management, after consultation with legal counsel, believes the ultimate liability, if any, arising from such actions which existed at December 31, 2002 will not materially affect Newcastle's consolidated results of operations or financial position.

         ENVIRONMENTAL COSTS -- As a commercial real estate owner, Newcastle is subject to potential environmental costs. At December 31, 2002, management of Newcastle is not aware of any environmental concerns that would have a material adverse effect on Newcastle's consolidated financial position or results of operations.

         DEBT COVENANTS -- Newcastle's debt obligations contain various customary loan covenants. Such covenants do not, in management's opinion, materially restrict Newcastle's investment strategy or ability to raise capital. Newcastle is in compliance with all of its loan covenants at December 31, 2002.

12.      SUBSEQUENT EVENTS

         In February 2003, Newcastle sold its entire position in agency eligible residential mortgage loans (a portion of its mortgage loan portfolio) with an aggregate unpaid principal balance of approximately $159.0 million for gross proceeds of approximately $162.6 million at a gain of approximately $0.7 million. As a result of the sale, the existing repurchase agreement allocated to the agency eligible loans was satisfied for approximately $153.9 million. Simultaneously, approximately $207.4 million of non-agency/jumbo residential mortgage loans were purchased for a price of approximately $210.2 million. In connection with this purchase, the outstanding balance of the existing repurchase agreement was increased by a net of $45.9 million, after the repayment described above.

13.      SUMMARY PRO FORMA CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

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

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002, 2001 AND 2000
(tables in thousands, except per share data)

                   CONSOLIDATED PRO FORMA STATEMENT OF INCOME
                      For the Year Ended December 31, 2002

                                                                                    Distributed to
                                                                                      Newcastle
                                                                                      Holdings
                                                                                    ---------------
                                                                                      Eliminated
                                                                  Historical (A)      Operations       Pro Forma
                                                                  --------------    ---------------   ------------
REVENUES
Interest and dividend income                                      $   73,082        $    (226) (B)    $  72,856
Rental and escalation income                                          19,874                -            19,874
Gain (loss) on settlement of investments                              11,417               29  (B)       11,446
Management fee from affiliate                                          4,470           (4,470) (B)            -
Incentive income from affiliate                                       (1,218)           1,218  (B)            -
Other income                                                              18               (3) (B)           15
                                                                  ----------        ---------         ---------
                                                                     107,643           (3,452)          104,191
                                                                  ----------        ---------         ---------

EXPENSES
Interest expense                                                      49,527           (2,336) (B)       47,191
Property operating expense                                             8,631                -             8,631
Loan servicing expense                                                   655                -               655
General and administrative expense                                     2,914             (100) (B)        2,814
Management fees to affiliate                                           9,250           (5,345) (C)        3,905
Preferred incentive return to affiliate                                2,856             (827) (C)        2,029
Depreciation and amortization                                          3,199             (430) (B)        2,769
                                                                  ----------        ---------         ---------
                                                                      77,032           (9,038)           67,994
                                                                  ----------        ---------         ---------

INCOME BEFORE EQUITY IN EARNINGS
   OF UNCONSOLIDATED SUBSIDIARIES                                     30,611            5,586            36,197
Equity in earnings (losses) of unconsolidated subsidiaries               362             (362) (B)            -
                                                                  ----------        ---------         ---------
INCOME FROM CONTINUING OPERATIONS                                 $   30,973        $   5,224          $ 36,197
                                                                  ==========        =========         =========
Income from continuing operations per share of
   common stock, basic and diluted                                $     1.71                           $   1.95
                                                                  ==========                          =========
Weighted average number of shares of common stock
   outstanding, basic                                                 18,080                             18,560 (D)
                                                                  ==========                          =========
Weighted average number of shares of common stock
   outstanding, diluted                                               18,090                             18,570 (D)
                                                                  ==========                          =========

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002, 2001 AND 2000
(tables in thousands, except per share data)

         (A) Historical amounts were derived from Newcastle's consolidated financial statements as of and for the year ended December 31, 2002.

         (B) Adjustments represent historical results of operations related to other investments treated as being distributed to Newcastle Holdings, which have been eliminated, as they will have no continuing impact on Newcastle's operations, as follows:

                                                                     RELATED INVESTMENT
                                                     --------------------------------------------
                                                                 FORTRESS
                                                      AUSTIN    INVESTMENT
CAPTION                                              HOLDINGS      FUND       ICH (i)   CORPORATE           TOTAL
-------                                              --------   ----------   --------   ---------         --------
Interest and dividend income                          $   -      $   (35)    $     -    $   (191)         $   (226)
Gain on settlement of investments                         -            -          29           -                29
Management fee from affiliate                             -       (4,470)          -           -            (4,470)
Incentive income from affiliate                           -        1,218           -           -             1,218
Other income                                              -            -           -          (3)               (3)
Interest expense                                          -            -           -      (2,336) (ii)      (2,336)
General and adminstrative expense                         -            -           -        (100) (iii)       (100)
Depreciation and amortization                             -         (329)          -        (101) (iv)        (430)
Equity in earnings of unconsolidated subsidiaries       (59)        (303)          -           -              (362)

                  (i) Relates to assets acquired in the ICH transaction which were sold prior to the commencement of Newcastle's operations.

                  (ii) Represents interest on Newcastle Holdings' line of credit.

                  (iii) Represents data processing expenses, state and local taxes, and professional fees related directly to entities and assets treated as being distributed to Newcastle Holdings.

                  (iv) Represents depreciation of furniture, fixtures and equipment treated as being distributed to Newcastle Holdings.

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

         (D) Includes approximately 0.5 million shares of common stock deemed to be issued for pro forma statement of income purposes only, which would generate incremental proceeds sufficient to offset Newcastle Holdings' dividends in excess of earnings for the period from January 1, 2002 through July 12, 2002 of $6.7 million.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002, 2001 AND 2000
(tables in thousands, except per share data)

                   CONSOLIDATED PRO FORMA STATEMENT OF INCOME
                      For the Year Ended December 31, 2001

                                                                                   Distributed to
                                                                                      Newcastle
                                                                                      Holdings
                                                                                   ---------------
                                                                                     Eliminated
                                                               Historical (A)        Operations          Pro Forma
                                                               --------------      ---------------      -----------
REVENUES
Interest and dividend income                                      $ 48,913         $       (1,204) (B)   $  47,709
Rental and escalation income                                        20,053                      -           20,053
Gain (loss) on settlement of investments                             8,438                 (1,033) (B)       7,405
Management fee from affiliate                                        8,941                 (8,941) (B)           -
Incentive income from affiliate                                     28,709                (28,709) (B)           -
Other income                                                            68                    (25) (B)          43
                                                                  --------         --------------        ---------
                                                                   115,122                (39,912)          75,210
                                                                  --------         --------------        ---------

EXPENSES
Interest expense                                                    35,863                 (3,204) (B)      32,659
Property operating expense                                           8,695                      -            8,695
Loan servicing expense                                                 254                    (11)             243
General and administrative expense                                   1,568                   (338) (B)       1,230
Management fees to affiliate                                        14,687                (11,045) (C)       3,642
Preferred incentive return to affiliate                             17,188                (17,188) (C)           -
Depreciation and amortization                                        3,574                 (1,007) (B)       2,567
                                                                  --------         --------------        ---------
                                                                    81,829                (32,793)          49,036
                                                                  --------         --------------        ---------

INCOME BEFORE EQUITY IN EARNINGS
   OF UNCONSOLIDATED SUBSIDIARIES                                   33,293                 (7,119)          26,174
Equity in earnings (losses) of unconsolidated subsidiaries           2,807                 (2,807) (B)           -
                                                                  --------         --------------        ---------
INCOME FROM CONTINUING OPERATIONS                                 $ 36,100         $       (9,926)       $  26,174
                                                                  ========         ==============        =========
Income from continuing operations per share of
   common stock, basic and diluted                                $   2.19                               $    1.54
                                                                  ========                               =========
Weighted average number of shares of common stock
   outstanding, basic and diluted                                   16,493                                  16,973 (D)
                                                                  ========                               =========

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002, 2001 AND 2000
(tables in thousands, except per share data)

         (A) Historical amounts were derived from Newcastle's consolidated financial statements as of and for the year ended December 31, 2001.

         (B) Adjustments represent historical results of operations related to other investments treated as being distributed to Newcastle Holdings, which have been eliminated, as they will have no continuing impact on Newcastle's operations, as follows:

                                                                        RELATED INVESTMENT
                                                      -----------------------------------------------------
                                                                   FORTRESS
                                                       AUSTIN     INVESTMENT
CAPTION                                               HOLDINGS       FUND         ICH (I)         CORPORATE             TOTAL
-------                                               --------    ----------    ----------       ----------          ----------
Interest and dividend income                          $     -      $   (647)    $      -         $   (557)   (ii)    $  (1,204)
Gain on settlement of investments                           -             -       (1,984)             951   (iii)       (1,033)
Management fee from affiliate                               -        (8,941)           -                -               (8,941)
Incentive income from affiliate                             -       (28,709)           -                -              (28,709)
Other income                                                -             -            -              (25)                 (25)
Interest expense                                            -             -            -           (3,204)   (vi)       (3,204)
General and adminstrative expense                           -             -            -             (338)    (v)         (338)
Depreciation and amortization                               -          (560)           -             (447)   (vi)       (1,007)
Equity in earnings of unconsolidated subsidiaries       2,553        (5,360)           -                -               (2,807)

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

                  (iv) Represents interest on Newcastle Holdings' line of credit.

                  (v) Represents data processing expenses, state and local taxes, and professional fees related directly to entities and assets treated as being distributed to Newcastle Holdings.

                  (vi) Represents depreciation of furniture, fixtures and equipment treated as being distributed to Newcastle Holdings.

         (C) Management fees related to the Fund I Managing Member's agreement with Fund I ($8.9 million) have been eliminated as they will have no continuing impact on Newcastle's operations. Management fees related to Newcastle Holdings' management agreement with the Manager have been allocated pro rata between continuing operations and operations related to assets distributed to Newcastle Holdings, based on pro forma equity; incentive return has been allocated based on the investments which generated such return. Newcastle notes that it will not be responsible for management fees or incentive return related to the investments or equity distributed to Newcastle Holdings. The actual management fee charged to Newcastle is based upon actual equity, as defined. Accordingly, management fees have been allocated between the operations treated as being distributed to Newcastle Holdings and Newcastle's continuing operations based upon the same methodology.

         (D) Includes approximately 0.5 million shares of common stock deemed to be issued for pro forma statement of income purposes only, which would generate incremental proceeds sufficient to offset Newcastle Holdings' dividends in excess of earnings for the period from January 1, 2002 through July 12, 2002 of $6.7 million.

14.      SUMMARY QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

The following is unaudited summary information on Newcastle's quarterly operations. The distribution of investments, and related liabilities, to Newcastle Holdings and the commencement of Newcastle's independent operations occurred at the beginning of the quarter ended September 30, 2002. Therefore, periods prior to this quarter are not reflective of Newcastle's ongoing operations nor are they comparable to subsequent quarters.

                                                          Quarter Ended  Quarter Ended  Quarter Ended   Quarter Ended   Year Ended
                                                           3/31/02 (A)    6/30/02 (A)    9/30/02 (A)      12/31/02       12/31/02
                                                          -------------  -------------  -------------   -------------   ----------
 Gross Revenues                                             $  9,951       $  39,086     $  27,841        $ 30,765       $ 107,643
 Operating expenses                                             (868)        (13,115)       (4,447)         (5,876)        (24,306)
                                                            --------       ---------     ---------        --------       ---------
 Operating income                                              9,083          25,971        23,394          24,889          83,337
 Interest expense                                             (8,069)        (13,440)      (13,483)        (14,535)        (49,527)
 Depreciation and amortization                                  (850)           (938)         (695)           (716)         (3,199)
 Equity in earnings of unconsolidated subsidiaries              (452)            814             -               -             362
                                                            --------       ---------     ---------        --------       ---------
 Income (loss) from continuing operations                       (288)         12,407         9,216           9,638          30,973
 Income (loss) from discontinued operations                    1,159             981        (1,712)             94             522
 Preferred dividends and related accretion                      (638)           (524)            -               -          (1,162)
                                                            --------       ---------     ---------        --------       ---------
 Income available for common stockholders                   $    233       $  12,864     $   7,504        $  9,732       $  30,333
                                                            ========       =========     =========        ========       =========
 Net Income per share of common stock, basic and diluted    $   0.01       $    0.78     $    0.46        $   0.43       $    1.68
                                                            ========       =========     =========        ========       =========
 Income (loss) from continuing operations per share of
        common stock, after preferred dividends and
             related accretion, basic and diluted           $  (0.06)      $    0.73     $    0.56        $   0.42       $    1.65
                                                            ========       =========     =========        ========       =========
 Income (loss) from discontinued operations per share of
        common stock, basic and diluted                     $   0.07       $    0.05     $   (0.10)       $   0.01       $    0.03
                                                            ========       =========     =========        ========       =========
 Weighted average number of shares of common stock
         outstanding, basic                                   16,489          16,489        16,489          22,804          18,080
                                                            ========       =========     =========        ========       =========
 Weighted average number of shares of common stock
         outstanding, diluted                                 16,489          16,489        16,489          22,843          18,090
                                                            ========       =========     =========        ========       =========

                                                              Quarter Ended  Quarter Ended  Quarter Ended  Quarter Ended  Year Ended
                                                               3/31/01 (A)     6/30/01 (A)    9/30/01 (A)    12/31/01      12/31/01
                                                              -------------  -------------  -------------  -------------  ----------
 Gross Revenues                                                 $ 26,531       $  20,828       $ 47,622      $20,141       $115,122
 Operating expenses                                               (6,737)         (5,827)       (22,243)      (7,585)       (42,392)
                                                                --------       ---------       --------      -------       --------
 Operating income                                                 19,794          15,001         25,379       12,556         72,730
 Interest expense                                                 (9,823)         (8,691)        (8,546)      (8,803)       (35,863)
 Depreciation and amortization                                      (831)           (887)          (910)        (946)        (3,574)
 Equity in earnings of unconsolidated subsidiaries                  (346)          1,471            760          922          2,807
                                                                --------       ---------       --------      -------       --------
 Income from continuing operations                                 8,794           6,894         16,683        3,729         36,100
 Income (loss) from discontinued operations                        2,902           1,647          1,513        1,509          7,571
 Preferred dividends and related accretion                          (630)           (634)          (638)        (638)        (2,540)
                                                                --------       ---------       --------      -------       --------
 Income available for common stockholders                       $ 11,066       $   7,907       $ 17,558      $ 4,600       $ 41,131
                                                                ========       =========       ========      =======       ========
 Net Income per share of common stock, basic and diluted        $   0.67       $    0.48       $   1.06      $  0.28       $   2.49
                                                                ========       =========       ========      =======       ========
 Income from continuing operations per share of common
     stock, after preferred dividends and related accretion,
         basic and diluted                                      $   0.49       $    0.38       $   0.97      $  0.19       $   2.03
                                                                ========       =========       ========      =======       ========
 Income (loss) from discontinued operations per share of
     common stock, basic and diluted                            $   0.18       $    0.10       $   0.09      $  0.09       $   0.46
                                                                ========       =========       ========      =======       ========
 Weighted average number of shares of common stock
     outstanding, basic and diluted                               16,500          16,494         16,489       16,489         16,493
                                                                ========       =========       ========      =======       ========

(A) The Income Available for Common Stockholders shown agrees with Newcastle's quarterly report(s) on Form 10-Q as filed with the Securities and Exchange Commission. However, individual line items vary from such report(s) due to the operations of properties sold, or classified as held for sale, during the current period being retroactively reclassified to Income from Discontinued Operations for all periods presented (see Note 5).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.
                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Incorporated by reference to our definitive proxy statement for the 2003 annual meeting of stockholders to be filed within 120 days after year-end.

Section 16 (a) of the Securities Exchange Act of 1934 requires the Company's directors and officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission and the New York Stock Exchange. These persons are required by the Securities and Exchange Commission to furnish us with copies of all Section 16 (a) reports that they file. We believe that in 2002, all transactions by executive officers and directors have been reported on a timely basis, except that Mr. McKown's initial report on Form 3, relating to his becoming a director in November 2002, was filed on February 19, 2003.

ITEM 11. EXECUTIVE COMPENSATION.

Incorporated by reference to our definitive proxy statement for the 2003 annual meeting of stockholders to be filed within 120 days after year-end.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Incorporated by reference to our definitive proxy statement for the 2003 annual meeting of stockholders to be filed within 120 days after year-end.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Incorporated by reference to our definitive proxy statement for the 2003 annual meeting of stockholders to be filed within 120 days after year-end.

ITEM 14. CONTROLS AND PROCEDURES

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

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) and (d) Financial statements and schedules:
         See "Item 8.  Financial Statements and Supplementary Data."

         (b) Reports on Form 8-K filed by the registrant during its fiscal quarter ended December 31, 2002: None.

         (c) Exhibits filed with this Form 10-K:

                  3.1 Articles of Amendment and Restatement (incorporated by reference to the Registrant's Registration Statement on Form S-11 (File No. 333-90578), Exhibit 3.1).

                  3.2 By-laws (incorporated by reference to the Registrant's Registration Statement on Form S-11, (File No. 333-90578), Exhibit 3.2).

                  4.1 Rights Agreement between the Registrant and American Stock Transfer and Trust Company, as Rights Agent, dated October 16, 2002 (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2002, Exhibit 4.1).

                  10.1 Management and Advisory Agreement by and among the Registrant and Fortress Investment Group LLC, dated June 6, 2002 (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2002, Exhibit 10.1).

                  21.1     Subsidiaries of the Registrant.

                  99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002.

                  99.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                                                   NEWCASTLE INVESTMENT CORP.

                                                   February 28, 2003

                                                   By:  /s/ Wesley R. Edens
                                                       --------------------
                                                   Wesley R. Edens
                                                   Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

February 28, 2003

By:  /s/ Wesley R. Edens
    --------------------
Wesley R. Edens
Chief Executive Officer

February 28, 2003

By:  /s/ Michael I. Wirth
    ---------------------
Michael I. Wirth
Chief Financial Officer

February 28, 2003

By:  /s/ Stuart A. McFarland
    ------------------------
Stuart A. McFarland
Director

February 28, 2003

By:  /s/ David J. Grain
    -------------------
David J. Grain
Director



By:
    --------------------
David K. McKown
Director

February 28, 2003

By:  /s/ Peter M. Miller
    --------------------
Peter M. Miller
Director

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Wesley R. Edens, certify that:

1.       I have reviewed this annual report on Form 10-K of Newcastle Investment
         Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d - 14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         February 28, 2003             /s/ Wesley R. Edens
         -----------------             -------------------
         (Date)                        Wesley R. Edens, Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Michael I. Wirth, certify that:

1.       I have reviewed this annual report on Form 10-K of Newcastle Investment
         Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d - 14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         February 28, 2003             /s/ Michael I. Wirth
         -----------------             --------------------
         (Date)                        Michael I. Wirth, Chief Financial Officer

                                  EXHIBIT INDEX

                  3.1 Articles of Amendment and Restatement (incorporated by reference to the Registrant's Registration Statement on Form S-11 (File No. 333-90578), Exhibit 3.1).

                  3.2 By-laws (incorporated by reference to the Registrant's Registration Statement on Form S-11, (File No. 333-90578), Exhibit 3.2).

                  4.1 Rights Agreement between the Registrant and American Stock Transfer and Trust Company, as Rights Agent, dated October 16, 2002 (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2002, Exhibit 4.1).

                  10.1 Management and Advisory Agreement by and among the Registrant and Fortress Investment Group LLC, dated June 6, 2002 (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2002, Exhibit 10.1).

                  21.1     Subsidiaries of the Registrant.

                  99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002.

                  99.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002.