Form 10-Q
period 2003-03-31
NEWCASTLE INVESTMENT CORP
filed 2003-05-13
CIK 1175483

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

                                       or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from                         to
                               -----------------------    ----------------------

                        Commission File Number: 001-31458
                        ---------------------------------

                           NEWCASTLE INVESTMENT CORP.
                           --------------------------
             (Exact name of registrant as specified in its charter)

            Maryland                                    81-0559116
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

      1251 Avenue of the Americas, New York, NY               10020
      -----------------------------------------               -----
      (Address of principal executive offices)             (Zip Code)

                                 (212) 798-6100
           -----------------------------------------------------------
              (Registrant's telephone number, including area code)


        -----------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act). Yes [ ] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

Common stock, $0.01 par value per share: 23,488,517 outstanding as of May 9, 2003.

                           NEWCASTLE INVESTMENT CORP.
                                    FORM 10-Q

                                      INDEX

                                                                                                                                PAGE
                                                                                                                                ----
PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheets as of March 31, 2003 (unaudited) and December 31, 2002                                       1

        Consolidated Statements of Income (unaudited) for the three months ended March 31, 2003 and 2002                         2

        Consolidated Statements of Stockholders' Equity (unaudited) for the three months ended March 31, 2003 and 2002           3

        Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2003 and 2002                     4

        Notes to Consolidated Financial Statements (unaudited)                                                                   6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations                                    11

Item 3. Quantitative and Qualitative Disclosures About Market Risk                                                               19

Item 4. Controls and Procedures                                                                                                  23


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                                                                      24

Item 2.   Changes in Securities and Use of Proceeds                                                                              24

Item 3.   Defaults upon Senior Securities                                                                                        24

Item 4.   Submission of Matters to a Vote of Security Holders                                                                    24

Item 5.   Other Information                                                                                                      24

Item 6.   Exhibits and Reports on Form 8-K                                                                                       24


SIGNATURES                                                                                                                       25

CERTIFICATIONS                                                                                                                   26

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)
--------------------------------------------------------------------------------

                                                                                    MARCH 31, 2003
                                                                                      (UNAUDITED)   DECEMBER 31, 2002
                                                                                    --------------  -----------------
ASSETS
  Real estate securities, available for sale                                          $ 1,590,122      $ 1,069,892
  CBO III deposit                                                                              --           37,777
  Operating real estate, net                                                              118,931          113,652
  Real estate held for sale                                                                 2,208            3,471
  Mortgage loans, net                                                                     303,013          258,198
  Other securities, available for sale                                                     20,931           11,209
  Cash and cash equivalents                                                                75,765           45,463
  Restricted cash                                                                          11,797           10,380
  Deferred costs, net                                                                       7,300            6,489
  Receivables and other assets                                                             18,998           16,036
                                                                                      -----------      -----------
                                                                                      $ 2,149,065      $ 1,572,567
                                                                                      ===========      ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  CBO bonds payable                                                                   $ 1,336,297      $   868,497
  Other bonds payable                                                                      37,584           37,389
  Notes payable                                                                            65,272           62,952
  Repurchase agreements                                                                   289,446          248,169
  Derivative liabilities                                                                   49,522           54,095
  Due to affiliates                                                                         1,768            9,161
  Dividends payable                                                                        10,773            1,335
  Accrued expenses and other liabilities                                                    8,537            6,728
                                                                                      -----------      -----------
                                                                                        1,799,199        1,288,326
                                                                                      -----------      -----------
STOCKHOLDERS' EQUITY
  Preferred stock, $0.01 par value, 100,000,000 shares authorized, 2,500,000 shares of Series B Cumulative Redeemable Preferred Stock, liquidation
    preference $25.00 per share, issued and outstanding at March 31, 2003                  62,500               --
  Common stock, $0.01 par value, 500,000,000 shares authorized, 23,488,517 shares
    issued and outstanding at March 31, 2003 and December 31, 2002                            235              235
  Additional paid-in capital                                                              288,499          290,935
  Dividends in excess of earnings                                                         (13,636)         (13,966)
  Accumulated other comprehensive income                                                   12,268            7,037
                                                                                      -----------      -----------
                                                                                          349,866          284,241
                                                                                      -----------      -----------
                                                                                      $ 2,149,065      $ 1,572,567
                                                                                      ===========      ===========

See notes to consolidated financial statements.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(dollars in thousands, except share data)
--------------------------------------------------------------------------------

                                                                                                           THREE MONTHS ENDED
                                                                                                     -------------------------------
                                                                                                     MARCH 31, 2003   MARCH 31, 2002
                                                                                                     --------------   --------------
REVENUES
  Interest income                                                                                     $     25,032     $     13,028
  Rental and escalation income                                                                               5,797            4,811
  Gain on settlement of investments                                                                          2,491            3,026
  Management fee from affiliate                                                                                 --            2,235
  Incentive income from affiliate                                                                               --          (12,810)
                                                                                                      ------------     ------------
                                                                                                            33,320           10,290
                                                                                                      ------------     ------------
EXPENSES
  Interest expense                                                                                          14,863            8,408
  Property operating expense                                                                                 2,665            2,156
  Loan servicing expense                                                                                       402               88
  General and administrative expense                                                                           950              591
  Management fee to affiliate                                                                                1,305            3,598
  Preferred incentive compensation to affiliate                                                              1,330           (5,565)
  Depreciation and amortization                                                                                711              850
                                                                                                      ------------     ------------
                                                                                                            22,226           10,126
                                                                                                      ------------     ------------
  Income before equity in earnings (losses) of
    unconsolidated subsidiaries                                                                             11,094              164
  Equity in earnings (losses) of unconsolidated subsidiaries                                                    --             (452)
                                                                                                      ------------     ------------
Income (loss) from continuing operations                                                                    11,094             (288)
Income from discontinued operations                                                                              9            1,159
                                                                                                      ------------     ------------
NET INCOME                                                                                                  11,103              871
Preferred dividends and related accretion                                                                     (203)            (638)
                                                                                                      ------------     ------------
INCOME AVAILABLE FOR COMMON STOCKHOLDERS                                                              $     10,900     $        233
                                                                                                      ============     ============
NET INCOME PER SHARE OF COMMON STOCK, BASIC                                                           $       0.46     $       0.01
                                                                                                      ============     ============
NET INCOME PER SHARE OF COMMON STOCK, DILUTED                                                         $       0.46     $       0.01
                                                                                                      ============     ============
Income (loss) from continuing operations per share of common stock, after preferred dividends and
  related accretion, basic                                                                            $       0.46     $      (0.06)
                                                                                                      ============     ============
Income (loss) from continuing operations per share of common stock, after preferred dividends
  and related accretion, diluted                                                                      $       0.46     $      (0.06)
                                                                                                      ============     ============
Income from discontinued operations per share of common stock, basic                                  $       0.00     $       0.07
                                                                                                      ============     ============
Income from discontinued operations per share of common stock, diluted                                $       0.00     $       0.07
                                                                                                      ============     ============
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING, BASIC                                    23,488,517       16,488,517
                                                                                                      ============     ============
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING, DILUTED                                  23,619,909       16,488,517
                                                                                                      ============     ============
DIVIDENDS DECLARED PER COMMON SHARE                                                                   $       0.45     $       0.60
                                                                                                      ============     ============

See notes to consolidated financial statements.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
(dollars in thousands)
--------------------------------------------------------------------------------


                                                                      PREFERRED STOCK        COMMON STOCK        ADDITIONAL
                                                                    -------------------  ---------------------     PD. IN
                                                                      SHARES    AMOUNT     SHARES      AMOUNT     CAPITAL
                                                                    ----------  -------  -----------  --------   ----------
STOCKHOLDERS' EQUITY - DECEMBER 31, 2002                                    --  $    --   23,488,517  $    235   $ 290,935
Dividends declared                                                          --       --           --        --          --
Issuance of preferred stock                                          2,500,000   62,500           --        --      (2,436)
Comprehensive income:
  Net income                                                                --       --           --        --          --
  Unrealized gain on securities                                             --       --           --        --          --
  Realized (gain) on securities: reclassification adjustment                --       --           --        --          --
  Foreign currency translation                                              --       --           --        --          --
  Unrealized gain on derivatives designated as cash flow hedges             --       --           --        --          --

  Total comprehensive income
                                                                    ----------  -------  -----------  --------   ---------
Stockholders' equity - March 31, 2003                                2,500,000  $62,500   23,488,517  $    235   $ 288,499
                                                                    ==========  =======  ===========  ========   =========


STOCKHOLDERS' EQUITY - DECEMBER 31, 2001                                                  16,488,517  $    165   $ 309,356
Dividends declared                                                                                --        --          --
Comprehensive income:
  Net income                                                                                      --        --          --
  Unrealized (loss) on securities                                                                 --        --          --
  Foreign currency translation                                                                    --        --          --
  Unrealized gain on derivatives designated as cash flow hedges                                   --        --          --

  Total comprehensive income
                                                                                         -----------  --------   ---------
Stockholders' equity - March 31, 2002                                                     16,488,517  $   165    $ 309,356
                                                                                         ===========  ========   =========

                                                                     DIVIDENDS   ACCUM.      TOTAL
                                                                     IN EXCESS   OTHER       STOCK-
                                                                        OF       COMP.      HOLDERS'
                                                                     EARNINGS    INCOME      EQUITY
                                                                    ----------  ---------  ----------
STOCKHOLDERS' EQUITY - DECEMBER 31, 2002                            $ (13,966)  $  7,037   $ 284,241
Dividends declared                                                    (10,773)        --     (10,773)
Issuance of preferred stock                                                --         --      60,064
Comprehensive income:
  Net income                                                           11,103         --      11,103
  Unrealized gain on securities                                            --      3,401       3,401
  Realized (gain) on securities: reclassification adjustment               --     (3,480)     (3,480)
  Foreign currency translation                                             --      1,740       1,740
  Unrealized gain on derivatives designated as cash flow hedges            --      3,570       3,570
                                                                                           ---------
  Total comprehensive income                                                                  16,334
                                                                    ---------   --------   ---------
Stockholders' equity - March 31, 2003                               $ (13,636)  $ 12,268   $ 349,866
                                                                    =========   ========   =========


STOCKHOLDERS' EQUITY - DECEMBER 31, 2001                            $  (7,767)  $  8,791   $ 310,545
Dividends declared                                                    (10,531)        --     (10,531)
Comprehensive income:
  Net income                                                              871         --         871
  Unrealized (loss) on securities                                          --     (9,071)     (9,071)
  Foreign currency translation                                             --       (486)       (486)
  Unrealized gain on derivatives designated as cash flow hedges            --      1,064       1,064
                                                                                           ---------
  Total comprehensive income                                                                  (7,622)
                                                                    ---------   --------   ---------
Stockholders' equity - March 31, 2002                               $ (17,427)  $    298   $ 292,392
                                                                    =========   ========   =========

See notes to consolidated financial statements.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)
--------------------------------------------------------------------------------

                                                                                        THREE MONTHS ENDED
                                                                                   -------------------------------
                                                                                   MARCH 31, 2003   MARCH 31, 2002
                                                                                   --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                                                           $  11,103          $    871

Adjustments to reconcile net income to net cash provided by operating activities
 (inclusive of amounts related to discontinued operations):

   Depreciation and amortization                                                           711             3,571
   Accretion of discount and other amortization                                         (3,354)           (1,060)
   Equity in (earnings) loss of unconsolidated subsidiaries                                 --               452
   Accrued incentive (income) loss from affiliate                                           --            12,810
   Non-cash incentive compensation to affiliate                                             --            (6,413)
   Deferred rent                                                                          (151)             (427)
   Gain on settlement of investments                                                    (2,291)           (3,105)

Change in:
   Restricted cash                                                                      (1,334)             (926)
   Receivables and other assets                                                         (3,259)           (1,837)
   Due to affiliates                                                                       433             3,819
   Accrued expenses and other liabilities                                                2,264            (2,876)
                                                                                     ---------          --------
      Net cash provided by operating activities                                          4,122             4,879
                                                                                     ---------          --------

CASH FLOWS FROM INVESTING ACTIVITIES

   Purchase and improvement of operating real estate                                        --            (1,002)
   Proceeds from sale of operating real estate                                           2,238                --
   Purchase of mortgage loans                                                         (210,281)               --
   Repayments of loan and security principal                                            13,926             7,569
   Proceeds from settlement of mortgage loans                                          162,554               289
   Contributions to unconsolidated subsidiaries                                             --            (5,029)
   Distributions from unconsolidated subsidiaries                                           --             3,450
   Purchase of real estate securities                                                 (513,395)          (67,080)
   Proceeds from sale of real estate securities                                         34,879            65,940
   Deposit on real estate securities                                                    (4,922)          (19,631)
   Payment of deferred transaction costs                                                    --              (491)
   Purchase of other securities                                                        (14,127)             (108)
                                                                                     ---------          --------
      Net cash used in investing activities                                           (529,128)          (16,093)
                                                                                     ---------          --------

See notes to consolidated financial statements.             Continuing on Page 5

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)
--------------------------------------------------------------------------------

                                                                             THREE MONTHS ENDED
                                                                       -------------------------------
                                                                       MARCH 31, 2003   MARCH 31, 2002
                                                                       --------------   --------------
CASH FLOWS FROM FINANCING ACTIVITIES

  Borrowings under repurchase agreements                                   199,716               --
  Repayments of repurchase agreements                                     (158,439)              --
  Repayments of notes payable                                                 (215)          (1,027)
  Issuance of CBO bonds payable                                            467,094               --
  Repayments of other bonds payable                                         (2,438)          (4,038)
  Draws under credit facility                                                   --           20,000
  Issuance of preferred stock                                               62,500               --
  Costs related to issuance of preferred stock                              (2,436)              --
  Dividends paid                                                            (9,161)          (8,882)
  Payment of deferred financing costs                                       (1,313)            (419)
                                                                         ---------         --------
    Net cash provided by financing activities                              555,308            5,634
                                                                         ---------         --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        30,302           (5,580)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                              45,463           31,360
                                                                         ---------         --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $  75,765         $ 25,780
                                                                         =========         ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

  Cash paid during the period for interest expense                       $  14,684         $ 13,411

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

  Common stock dividends declared but not paid                           $  10,570         $  9,893
  Preferred stock dividends declared but not paid                        $     203         $    638
  Deposit used in acquisition of real estate securities                  $  44,409         $     --

See notes to consolidated financial statements.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31 2003
(dollars in tables in thousands, except per share data)
--------------------------------------------------------------------------------

1. GENERAL

Newcastle Investment Corp. (and subsidiaries, "Newcastle") is a Maryland Corporation that was formed in June 2002 as a wholly owned subsidiary of Newcastle Investment Holdings Corp. ("Holdings") for the purpose of separating the real estate securities and certain of its credit leased real estate businesses from Holdings' other investments. Newcastle conducts its business through three primary segments: (i) real estate securities, (ii) operating real estate, primarily credit leased real estate, and (iii) mortgage loans.

In July 2002, Holdings contributed to Newcastle certain assets and liabilities in exchange for 16,488,517 shares of Newcastle's common stock. However, for accounting purposes this transaction is presented as a reverse spin-off. Under a reverse spin-off, Newcastle is treated as the continuing entity and the assets that were retained by Holdings and not contributed to Newcastle are accounted for as if they were distributed at their historical book basis through a spin-off to Holdings. Newcastle's operations commenced on July 12, 2002. At March 31, 2003, Holdings held approximately 70% of Newcastle's outstanding shares of common stock.

In October 2002, Newcastle sold 7 million shares of its common stock in a public offering at a price to the public of $13.00 per share, for net proceeds of approximately $80 million. Subsequent to this offering, Newcastle had 23,488,517 shares of common stock outstanding.

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

Newcastle has entered into a management agreement (the "Management Agreement") with Fortress Investment Group LLC (the "Manager"), an affiliate, under which the Manager advises Newcastle on various aspects of its business and manages its day-to-day operations, subject to the supervision of Newcastle's board of directors. For its services, the Manager receives an annual management fee and preferred incentive compensation, both as defined in the Management Agreement. The Manager also manages Holdings and Fortress Investment Fund LLC ("Fund I").

The consolidated financial statements include the accounts of Newcastle and its controlled subsidiaries, subsequent to the date of commencement of its operations, and also include the accounts of its predecessor, Holdings, prior to such date.

Holdings is a Maryland corporation that invests in real estate-related assets on a global basis. Its primary businesses were (1) investing in real estate securities, (2) investing in operating real estate, primarily credit leased real estate, (3) investing in Fund I and (4) investing in distressed, sub-performing and performing residential and commercial mortgage loans, or portfolios thereof, and related properties acquired in foreclosure or by deed-in-lieu of foreclosure.

Holdings' investments in real estate securities and a portion of its investments in operating real estate were transferred to Newcastle. The operating real estate and real estate loan operations treated as being distributed to Holdings have been accounted for as discontinued operations, because they constituted a component of an entity, while the other operations treated as being distributed to Holdings, including the investment in Fund I, have not been accounted for as such, because they did not constitute a component of an entity as defined in SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets."

The accompanying consolidated financial statements and related notes of Newcastle have been prepared in accordance with accounting principals generally accepted in the United States for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under accounting principals generally accepted in the United States have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of Newcastle's financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These financial statements should be read in conjunction with Newcastle's December 31, 2002 consolidated financial statements and notes thereto included in Newcastle's annual report on Form 10-K filed with the Securities and Exchange Commission. Capitalized terms used herein, and not otherwise defined, are defined in Newcastle's December 31, 2002 consolidated financial statements.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2003
--------------------------------------------------------------------------------

2. INFORMATION REGARDING BUSINESS SEGMENTS

Newcastle conducts its business through three primary segments: real estate securities, operating real estate and mortgage loans.

Holdings conducted its business in four primary segments: real estate securities, operating real estate, mortgage loans, and its investment in Fund I.

The real estate securities segment was retained by Newcastle. The operating real estate segment, which comprised three portfolios of properties, was split as follows: the Bell Canada (Canadian) and LIV (Belgian) portfolios were retained by Newcastle while the GSA (U.S.) portfolio was distributed to Holdings. The existing mortgage loans and Fund I segments were distributed to Holdings.

Summary financial data on Newcastle's segments is given below, together with a reconciliation to the same data for Newcastle as a whole (including its predecessor, through the date of the commencement of our operations, as described in Note 1):

                                                  Real Estate   Operating     Mortgage
                                                  Securities   Real Estate     Loans        Fund I      Unallocated     Total
                                                 ------------  -----------  ------------  ------------  -----------  ------------
March 31, 2003 and the Three Months then Ended

Gross revenues                                   $    24,543    $   5,816   $     2,961   $        --    $     --    $    33,320
Operating expenses                                      (158)      (2,993)         (259)           --      (3,242)        (6,652)
                                                 -----------    ---------   -----------   -----------    --------    -----------
Operating income (loss)                               24,385        2,823         2,702            --      (3,242)        26,668
Interest expense                                     (12,141)      (1,589)       (1,133)           --          --        (14,863)
Depreciation and amortization                             --         (711)           --            --          --           (711)
                                                 -----------    ---------   -----------   -----------    --------    -----------
Income (loss) from continuing operations              12,244          523         1,569            --      (3,242)        11,094
Income from discontinued operations                       --            9            --            --          --              9
                                                 -----------    ---------   -----------   -----------    --------    -----------
Net Income (Loss)                                $    12,244    $     532   $     1,569   $        --    $ (3,242)   $    11,103
                                                 ===========    =========   ===========   ===========    ========    ===========
Revenue derived from non-US sources:
  Canada                                         $        --    $   4,223   $        --   $        --    $     --    $     4,223
                                                 ===========    =========   ===========   ===========    ========    ===========
  Belgium                                        $        --    $   1,922   $        --   $        --    $     --    $     1,922
                                                 ===========    =========   ===========   ===========    ========    ===========
Total assets                                     $ 1,635,607    $ 134,454   $   304,080   $        --    $ 74,924    $ 2,149,065
                                                 ===========    =========   ===========   ===========    ========    ===========
Long-lived assets outside the US:
  Canada                                         $        --    $  59,505   $        --   $        --    $     --    $    59,505
                                                 ===========    =========   ===========   ===========    ========    ===========
  Belgium                                        $        --    $  74,949   $        --   $        --    $     --    $    74,949
                                                 ===========    =========   ===========   ===========    ========    ===========
December 31, 2002
Total assets                                     $ 1,138,767    $ 128,831   $   259,381   $        --    $ 45,588    $ 1,572,567
                                                 ===========    =========   ===========   ===========    ========    ===========
Long-lived assets outside the US:
  Canada                                         $        --    $  56,939   $        --   $        --    $     --    $    56,939
                                                 ===========    =========   ===========   ===========    ========    ===========
  Belgium                                        $        --    $  71,892   $        --   $        --    $     --    $    71,892
                                                 ===========    =========   ===========   ===========    ========    ===========
Three Months Ended March 31, 2002
Gross revenues                                   $    15,946    $   4,843   $        --   $   (10,597)   $     98    $    10,290
Operating expenses                                      (110)      (2,243)           --         4,170      (2,685)          (868)
                                                 -----------    ---------   -----------   -----------    --------    -----------
Operating income (loss)                               15,836        2,600            --        (6,427)     (2,587)         9,422
Interest expense                                      (6,032)      (1,241)           --            --      (1,135)        (8,408)
Depreciation and amortization                             --         (634)           --          (164)        (52)          (850)
Equity in earnings (loss) of unconsolidated
  subsidiaries                                            --           --            --          (479)         27           (452)
                                                 -----------    ---------   -----------   -----------    --------    -----------
Income (loss) from continuing operations               9,804          725            --        (7,070)     (3,747)          (288)
Income (loss) from discontinued operations                --        1,178           (19)           --          --          1,159
                                                 -----------    ---------   -----------   -----------    --------    -----------
Net Income (Loss)                                $     9,804    $   1,903   $       (19)  $    (7,070)   $ (3,747)   $       871
                                                 ===========    =========   ===========   ===========    ========    ===========
Revenue derived from non-US sources:
  Canada                                         $        --    $   3,918   $        --   $        --    $     --    $     3,918
                                                 ===========    =========   ===========   ===========    ========    ===========
  Belgium                                        $        --    $   1,680   $        --   $        --    $     --    $     1,680
                                                 ===========    =========   ===========   ===========    ========    ===========
  Italy                                          $        --    $      --   $        88   $        --    $     --    $        88
                                                 ===========    =========   ===========   ===========    ========    ===========

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2003
--------------------------------------------------------------------------------

3. REAL ESTATE SECURITIES

The following is a summary of Newcastle's real estate securities at March 31, 2003, all of which are classified as available for sale and are therefore marked to market through other comprehensive income pursuant to SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities." Unrealized losses that are considered other than temporary are recognized currently in income. There were no such losses incurred during the three months ended March 31, 2003.

                                                          Gross Unrealized                              Weighted Average
                                                         ------------------                  ------------------------------------
                                                                                                                         Term to
                            Current Face    Amortized                           Carrying      S&P                        Maturity
Portfolio I                    Amount       Cost Basis    Gains     Losses       Value       Rating   Coupon     Yield   (Years)
-----------                 ------------    ----------   -------   --------    ----------    ------   ------     -----   --------
  CMBS                       $  312,050     $  276,345   $24,776   $ (3,553)   $  297,568      BB+     6.77%     9.42%     6.90
  Unsecured REIT debt           223,227        221,678    23,887        (35)      245,530      BBB     7.37%     7.60%     5.57
                             ----------     ----------   -------   --------    ----------     ----     ----      ----      ----
  Subtotal - Portfolio I        535,277        498,023    48,663     (3,588)      543,098      BB+     7.02%     8.61%     6.35
                             ----------     ----------   -------   --------    ----------     ----     ----      ----      ----

Portfolio II
------------
  CMBS                          301,964        288,706    17,648       (300)      306,054     BBB-     6.18%     7.15%     6.95
  Unsecured REIT debt           113,292        112,430    11,749         --       124,179     BBB-     7.81%     7.85%     7.61
  Asset-backed securities        60,845         58,661     1,540     (1,627)       58,574      AA      7.22%     8.30%     7.45
                             ----------     ----------   -------   --------    ----------     ----     ----      ----      ----
  Subtotal - Portfolio II       476,101        459,797    30,937     (1,927)      488,807      BBB     6.70%     7.47%     7.17
                             ----------     ----------   -------   --------    ----------     ----     ----      ----      ----

Portfolio III
-------------
  CMBS                          281,103        296,318       277     (4,106)      292,489     BBB      6.04%     5.27%     7.61
  Unsecured REIT debt           105,110        110,049     1,145     (1,333)      109,861     BBB-     7.04%     6.32%     8.87
  Asset-backed securities        35,836         34,037       128       (397)       33,768      AA-     4.99%     6.06%     6.05
                             ----------     ----------   -------   --------    ----------     ----     ----      ----      ----
  Subtotal - Portfolio III      422,049        440,404     1,550     (5,836)      436,118     BBB      6.20%     5.59%     7.79
                             ----------     ----------   -------   --------    ----------     ----     ----      ----      ----


Total Real Estate
  Securities*                $1,433,427     $1,398,224   $81,150   $(11,351)   $1,468,023     BBB-     6.67%     7.28%     7.05
                             ==========     ==========   =======   ========    ==========     ====     ====      ====      ====

* Carrying value excludes restricted cash of $122.1 million included in Real Estate Securities pending its reinvestment. At March 31, 2003, the total current face amount of fixed rate securities was $1,291.5 million, and of floating rate securities was $141.9 million.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2003
--------------------------------------------------------------------------------

4. RECENT ACTIVITIES

In February 2003, Newcastle sold its entire position in conforming residential mortgage loans (a portion of its mortgage loan portfolio) for gross proceeds of approximately $162.6 million resulting in a gain of approximately $0.7 million. As a result of the sale, the existing repurchase agreement allocated to the conforming loans was satisfied for approximately $153.9 million. Simultaneously, Newcastle purchased additional non-conforming residential mortgage loans at a cost of approximately $210.2 million. In connection with this purchase, the outstanding balance of the existing repurchase agreement was increased by a net of $45.9 million, after the repayment described above.

In March 2003, Newcastle completed its third CBO financing ("CBO III") whereby a portfolio of real estate securities was contributed to a consolidated subsidiary which issued $472.0 million face amount of investment grade senior bonds and $28.0 million face amount of non-investment grade subordinated bonds in a private placement. At March 31, 2003, the subordinated bonds were retained by Newcastle and the $466.9 million carrying amount of senior bonds, which bore interest at a weighted average effective rate, including discount and cost amortization, of 2.51%, had an expected weighted average life of approximately
8.95 years. One class of the senior bonds bears a floating interest rate. Newcastle has obtained an interest rate swap and cap in order to hedge its exposure to the risk of changes in market interest rates with respect to these bonds, at an initial cost of approximately $1.3 million. CBO III's weighted average effective interest rate, including the effect of such hedges, was 4.04% at March 31, 2003.

In March 2003, Newcastle issued 2.5 million shares of its 9.75% Series B Cumulative Redeemable Preferred Stock (the "Series B Preferred") in a public, registered offering for net proceeds of approximately $60.1 million. The Series B Preferred has a $25 per share liquidation preference, no maturity date, no required redemption, and may not be redeemed prior to March 2008.

In March 2003, an affiliate of the Manager purchased an additional 50,000 shares of Holdings' common stock from a third party. In April 2003, Holdings repurchased 2,178 shares of Newcastle's common stock from an affiliate of the Manager.

Options to purchase 2,000 shares of its common stock were automatically granted by Newcastle to each of its two independent directors who were appointed subsequent to Newcastle's initial public offering, in accordance with the terms of the Newcastle Stock Option and Incentive Award Plan.

In April 2003, Newcastle purchased additional non-conforming residential floating rate mortgage loans at a cost of approximately $148.3 million. The purchase is 95% financed subject to a floating rate repurchase agreement, which bears interest at LIBOR + 0.425% for a term commitment of six months.

At March 31, 2003, Due To Affiliates was comprised of $1.3 million of preferred incentive compensation and $0.5 million of management fees and expense reimbursements payable to the Manager.

One of Newcastle's Other Securities represents a $3.3 million residual interest in a securitization of real estate securities. Newcastle has no funding or other obligations with respect to this securitization, which contained approximately $250 million of assets at March 31, 2003. Newcastle has not yet determined whether this interest represents a "variable interest entity" pursuant to FASB Interpretation No. 46 "Consolidation of Variable Interest Entities." Should such a determination be made, Newcastle would consolidate the gross assets and liabilities of the securitization beginning in the third quarter of 2003. This would increase both the assets and liabilities of Newcastle, but would not effect equity or net income.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2003
--------------------------------------------------------------------------------

5. DERIVATIVE INSTRUMENTS

The following table summarizes the notional amounts and fair (carrying) values of Newcastle's derivative financial instruments as of March 31, 2003.

                                            Notional Amount  Fair Value  Longest Maturity
                                            ---------------  ----------  ----------------
Interest rate caps treated as hedges (A)       $235,925      $  5,525     October 2015

Interest rate swaps, treated as hedges (B)     $699,254      ($45,912)      March 2013

Non-hedge derivative obligations (B)                (C)      ($   820)       July 2038

      (A)   Included in Deferred Costs, Net.

      (B)   Included in Derivative Liabilities.

      (C) Represents two essentially offsetting interest rate caps and two essentially offsetting interest rate swaps, each with notional amounts of $32.5 million, an interest rate cap with a notional amount of $17.5 million, and an interest rate cap with a notional amount of approximately $63.2 million.

6. EARNINGS PER SHARE

Newcastle is required to present both basic and diluted earnings per share ("EPS"). Basic EPS is calculated by dividing net income available for common stockholders by the weighted average number of shares of common stock outstanding during each period. Diluted EPS is calculated by dividing net income available for common stockholders by the weighted average number of shares of common stock outstanding plus the additional dilutive effect of common stock equivalents during each period. Newcastle's common stock equivalents are its stock options. Net income available for common stockholders is equal to net income less preferred dividends, and also less accretion of the discount on Holdings' Series A Preferred, which was fully redeemed in June 2002.

The following is a reconciliation of the weighted average number of shares of common stock outstanding on a diluted basis.

                                                    THREE MONTHS ENDED
                                              ------------------------------
                                              MARCH 31, 2003  MARCH 31, 2002
                                              --------------  --------------
Weighted average number of shares of common
  stock outstanding, basic                      23,488,517      16,488,517
Dilutive effect of stock options, based
  on the treasury stock method                     131,392              --
                                                ----------      ----------
Weighted average number of shares of common
  stock outstanding, diluted                    23,619,909      16,488,517
                                                ==========      ==========

Newcastle accounts for its stock options using the intrinsic value method pursuant to Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," whereby no compensation cost is recorded for options issued to employees (including directors) when the strike price is at market. If Newcastle had accounted for such options using the fair value method pursuant to SFAS No. 123 "Accounting for Stock-Based Compensation, as amended by SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure," the options issued in the first quarter to its directors would have been recorded as compensation expense at their fair value, which was immaterial (less than $5,000) on the date of grant.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following should be read in conjunction with the unaudited consolidated financial statements and notes included herein.

GENERAL

We were formed in June 2002 as a wholly owned subsidiary of Newcastle Investment Holdings Corp. (referred to as Holdings) for the purpose of separating the real estate securities and certain of the credit leased real estate businesses from Holdings' other investments. In July 2002, Holdings contributed to us certain assets and liabilities in exchange for 16,488,517 shares of our common stock (as adjusted for an October stock dividend).

Although we were formed as a wholly owned subsidiary of Holdings, for accounting purposes this transaction is presented as a reverse spin-off. Under a reverse spin-off, Newcastle Investment Corp. is treated as the continuing entity and the assets that were retained by Holdings and not contributed to us are accounted for as if they were distributed at their historical book basis through a spin-off to Holdings. Our operations commenced on July 12, 2002.

The analysis in this section treats us as the successor to Holdings and therefore includes historical information, through the date of the commencement of our operations, regarding operations of Holdings which were distributed to them and therefore are unrelated to our ongoing operations. Transactions completed by Holdings related to investments retained by Holdings (not contributed to us) are referred to as being completed by our predecessor.

In October 2002, we sold 7 million shares of our common stock in a public offering at a price to the public of $13.00 per share, for net proceeds of approximately $80 million. Subsequent to this offering, we had 23,488,517 shares of common stock outstanding.

At March 31, 2003, Holdings held approximately 16.5 million or 70% of our outstanding shares of common stock. On April 30, 2003, Holdings announced a distribution of all such Newcastle stock to Holdings' stockholders, to be made on or about May 19, 2003. Approximately 2.8 million of such shares will be distributed by Holdings to an affiliate of the Manager; these shares are subject to a lock up agreement with the underwriters of our initial public offering until October 2003, after such time these shares may be sold subject to Rule 144 of the Securities Act, including the limitations thereunder.

We are organized and conduct our operations to qualify as a REIT for federal income tax purposes. As such, we will generally not be subject to federal income tax on that portion of our income that is distributed to stockholders if we distribute at least 90% of our REIT taxable income to our stockholders by prescribed dates and comply with various other requirements.

We conduct our business through three primary segments: (i) real estate securities, (ii) operating real estate, primarily credit leased real estate, including a portfolio of properties located in Canada, which we refer to as our Bell Canada portfolio, and a portfolio of properties located in Belgium, which we refer to as our LIV portfolio, and (iii) mortgage loans.

Our predecessor, Holdings, conducted its business through four primary segments:
(1) real estate securities, (2) operating real estate, primarily credit leased real estate, (3) its investment in Fortress Investment Fund LLC ("Fund I") and
(4) mortgage loans. Holdings' investments in real estate securities and a portion of its investments in operating real estate were contributed to us. The operating real estate and mortgage loans operations distributed to Holdings have been treated as discontinued operations, because they constituted a component of an entity, while the other operations distributed to Holdings, including the investment in Fund I, have not been treated as such, because they did not constitute a component of an entity as defined in SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." Revenues attributable to each segment are disclosed below (unaudited) (in thousands).

                                               Real Estate     Operating       Mortgage
                                                Securities    Real Estate        Loans        Fund I      Unallocated       Total
                                               -----------    -----------      --------      --------     -----------      --------
For the three months ended March 31, 2003:       $ 24,543       $  5,816       $  2,961      $     --       $     --       $ 33,320

For the three months ended March 31, 2002:       $ 15,946       $  4,843       $     --      $(10,597)      $     98       $ 10,290

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Management's discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that could affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. Actual results could differ from these estimates. The following is a summary of our accounting policies that are most effected by judgements, estimates and assumptions.

We have classified our real estate securities as available for sale. As such, they are carried at fair value with net unrealized gains or losses reported as a component of accumulated other comprehensive income. Fair value is based primarily upon multiple broker quotations, which provide valuation estimates based upon reasonable market order indications or a good faith estimate thereof. These quotations are subject to significant variability based on market conditions, such as interest rates and spreads. Changes in market conditions, as well as changes in the assumptions or methodology used to determine fair value, could result in a significant increase or decrease in our book equity. We must also assess whether unrealized losses on securities, if any, reflect a decline in value which is other than temporary and, accordingly, write the impaired security down to its value through earnings. Significant judgement is required in this analysis. To date, no such write-downs have been made.

Income on these securities is recognized using a level yield methodology based upon a number of assumptions that are subject to uncertainties and contingencies. Such assumptions include the expected disposal date of such security and the rate and timing of principal and interest receipts (which may be subject to prepayments, delinquencies and defaults). These uncertainties and contingencies are difficult to predict and are subject to future events, and economic and market conditions, which may alter the assumptions.

Similarly, our derivative instruments, held for hedging purposes, are carried at fair value pursuant to Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended. Fair value is based on counterparty quotations. To the extent they qualify as hedges under SFAS No. 133, net unrealized gains or losses are reported as a component of accumulated other comprehensive income; otherwise, they are reported as a component of current income. Fair values of such derivatives are subject to significant variability based on many of the same factors as the securities discussed above. The results of such variability could be a significant increase or decrease in our book equity and/or earnings.

We purchase mortgage loans to be held for investment. We must periodically evaluate each of these loans for possible impairment. Impairment is indicated when it is deemed probable that we will be unable to collect all amounts due according to the contractual terms of the loan. Upon determination of impairment, we would establish a specific valuation allowance with a corresponding charge to earnings. Significant judgment is required both in determining impairment and in estimating the resulting loss allowance. To date, we have determined that no loss allowances have been necessary on the loans in our portfolio.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2003 TO THE THREE MONTHS ENDED MARCH 31, 2002

Interest income increased by $12.0 million or 92%, from $13.0 million to $25.0 million. This increase is primarily the result of the acquisition of real estate securities used as collateral for the CBO II and CBO III financings.

Rental and escalation income increased by $1.0 million or 20%, from $4.8 million to $5.8 million. This increase is primarily the result of foreign currency fluctuations related to our Bell Canada and LIV portfolios. Escalation income represents contractual increases in rental income to offset increases in expenses or general price increases over a base amount.

Gain on settlement of investments decreased by $0.5 million, from $3.0 million to $2.5 million, primarily as a result of a decrease in the volume of sales of certain real estate securities. Sales of real estate securities are based on a number of factors including credit, asset type and industry and can be expected to increase or decrease from time to time. Periodic fluctuations in the volume of sales of securities is dependent upon, among other things, management's assessment of credit risk, asset concentration, portfolio balance and other factors. The decreased volume of sales of securities during this period reflects management's determination that the portfolio required less adjustment than in prior periods.

Management fee and incentive income from affiliate related solely to our predecessor's investment in Fund I.

Interest expense increased by $6.5 million or 77%, from $8.4 million to $14.9 million. This increase is primarily the result of interest on the CBO II financing.

Property operating expense increased by $0.5 million or 24%, from $2.2 million to $2.7 million, primarily as the result of foreign currency fluctuations related to our Bell Canada and LIV portfolios.

Loan servicing expense increased by $0.3 million, from $0.1 million to $0.4 million, primarily as a result of the acquisition of the collateral for CBO II and the acquisition of the mortgage loan portfolio.

General and administrative expense increased by $0.4 million, from $0.6 million to $1.0 million, primarily as a result of increased costs related to being a public company.

Management fee expense, excluding $2.2 million of management fee expense in 2002 relating to our predecessor's investment in Fund I, decreased by $0.1 million, from $1.4 million to $1.3 million, primarily as a result of the distribution of assets to Holdings which reduced our equity.

Preferred incentive compensation to affiliate, excluding an expense reversal of $6.4 million in 2002 related to our predecessor's investment in Fund I, increased by $0.5 million, from $0.8 million to $1.3 million, primarily as a result of increased earnings.

Depreciation and amortization decreased by $0.2 million or 16%, from $0.9 million to $0.7 million, primarily as the result of the distribution to Holdings of depreciable assets.

Equity in earnings of unconsolidated subsidiaries related solely to our predecessor's activities.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments, and other general business needs. Additionally, to maintain our status as a REIT under the Internal Revenue Code, we must distribute annually at least 90% of our taxable income. Our primary sources of funds for liquidity, in addition to our initial public offering, consist of net cash provided by operating activities, borrowings under loans and the issuance of debt securities. Our loans and debt securities are generally secured directly by our investment assets. As of March 31, 2003, our real estate securities purchased in connection with our three CBO financings as well as our Bell Canada portfolio were securitized, while our LIV portfolio, mortgage loan portfolio, and one of our other securities served as collateral for loans.

Our ability to execute our business strategy, particularly the growth of our investment portfolio, depends to a significant degree on our ability to obtain additional capital. Our core business strategy is dependent upon our ability to issue the match funded debt we use to finance our real estate securities at spreads that provide a positive arbitrage. If spreads for CBO liabilities widen or if demand for such liabilities ceases to exist, then our ability to execute future CBO financings will be severely restricted.

We expect to meet our short-term liquidity requirements generally through our cash flow provided by operations, as well as investment specific borrowings. In addition, at March 31, 2003 we had an unrestricted cash balance of $75.8 million. Our cash flow provided by operations differs from our net income due to four primary factors: (i) depreciation of our operating real estate, (ii) accretion of discount on our real estate securities, discount on our debt obligations, and deferred hedge gains and losses, (iii) straight-lined rental income, and (iv) gains and losses. Proceeds from the sale of real estate securities which serve as collateral for our CBO financings, including gains thereon, are required to be retained in the CBO structure until the related bonds are retired and are therefore not available to fund current cash needs.

Our operating real estate is financed long-term and primarily leased to credit tenants with long-term leases and is therefore expected to generate generally stable current cash flows. Our real estate securities are also financed long-term and their credit status is continuously monitored; therefore, these investments are also expected to generate a generally stable current return, subject to interest rate fluctuations. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk -- Interest Rate Exposure" below. We consider our ability to generate cash to be adequate and expect it to continue to be adequate to meet operating requirements both in the short- and long-term.

We expect to meet our long-term liquidity requirements, specifically the repayment of our debt obligations and our investment funding needs, through additional borrowings, the issuance of debt and equity securities and the liquidation or refinancing of our assets at maturity. We believe that the value of these assets is, and will continue to be, sufficient to repay our debt obligations at maturity under either scenario. Our ability to meet our long-term liquidity requirements is subject to obtaining additional equity and debt financing. Decisions by investors and lenders to enter into such transactions with us will depend upon a number of factors, such as our historical and projected financial performance, compliance with the terms of our current credit arrangements, industry and market trends, the availability of capital and our investors' and lenders' policies and rates applicable thereto, and the relative attractiveness of alternative investment or lending opportunities.

We expect that our cash on hand and our cash flow provided by operations will satisfy our liquidity needs for our business plan with respect to our current investment portfolio over the next twelve months. However, we currently expect to seek additional capital in order to grow our investment portfolio.

With respect to our operating real estate, we expect to incur approximately $1.7 million of tenant improvements in connection with the inception of leases and capital expenditures during the nine months ending December 31, 2003.

The following table presents certain information regarding Newcastle's debt obligations as of March 31, 2003 (unaudited) (dollars in thousands):

                                 Carrying                                     Stated    Weighted Average Effective  Weighted Average
                                   Amount     Face Amount  Interest Rate     Maturity         Interest Rate (B)      Expected Life
                                -----------   -----------  -------------    ----------- --------------------------  ----------------
CBO I Bonds                     $  429,954    $  437,500     See Below       July 2038              5.42%               5.01 Years
CBO II Bonds                       439,399       444,000     See Below       April 2037             6.07%               7.11 Years
CBO III Bonds                      466,944       472,000     See Below       March 2038             4.04%               8.95 Years
                                -----------   -----------                                           ----                ----------
Total CBO bonds                  1,336,297     1,353,500                                            5.16%               7.07 Years
                                -----------   -----------                                           ----                ----------

Bell Canada Securitization          37,584        38,385     See Below       April 2012             7.01%               2.86 Years

LIV Mortgage                        65,272        65,272        5.32%        Nov. 2006              6.17%               3.50 Years

CMBS Repo                            1,457         1,457     LIBOR+1.35%     One Month              2.65%               1 Month
Mortgage Loan Repo (A)             287,989       287,989     LIBOR+0.40%      May 2003              1.71%               2 Months
                                -----------   -----------
Total repurchase agreements        289,446       289,446
                                -----------   -----------
Total debt obligations          $ 1,728,599   $ 1,746,603
                                ===========   ===========

(A)   The counterparty on this repo is Bear Stearns Mortgage Capital
      Corporation.

(B)   Including the effect of applicable hedges.

Our long-term debt obligations existing at March 31, 2003 (gross of $18.0 million of discounts) are expected to mature as follows (unaudited) (in millions):

Period from April 1, 2003 through December 31, 2003                     $    290.1
2004                                                                           2.1
2005                                                                           1.7
2006                                                                          60.8
2007                                                                           0.0
2008                                                                           0.0
Thereafter                                                                 1,391.9
                                                                        ----------
Total                                                                   $  1,746.6

In July 1999, we completed our first CBO financing, CBO I, whereby a portfolio of real estate securities was contributed to a consolidated subsidiary which issued $437.5 million face amount of investment grade senior bonds and $62.5 million face amount of non-investment grade subordinated bonds in a private placement. At March 31, 2003, the subordinated bonds were retained by us, and the $430.0 million carrying amount of senior bonds, which bore interest at a weighted average effective rate, including discount and cost amortization, of approximately 3.91%, had an expected weighted average life of approximately 5.01 years. Two classes of the senior bonds bear floating interest rates. We have obtained an interest rate swap and cap in order to hedge our exposure to the risk of changes in market interest rates with respect to these bonds, at an initial cost of approximately $14.3 million. CBO I's weighted average effective interest rate, including the effect of such hedges, was 5.42% at March 31, 2003. In addition, in connection with the sale of two classes of bonds, we entered into two interest rate swaps and three interest rate cap agreements that do not qualify for hedge accounting.

In April 2002, we completed our second CBO financing, CBO II, whereby a portfolio of real estate securities was contributed to a consolidated subsidiary which issued $444.0 million face amount of investment grade senior bonds and $56.0 million face amount of non-investment grade subordinated bonds, in a private placement. The subordinated bonds have been retained by us. At March 31, 2003, the $439.4 million carrying amount of senior bonds, which bore interest at a weighted average effective rate, including discount and cost amortization, of approximately 3.07%, had an expected weighted average life of approximately 7.11 years. One class of the senior bonds bears a floating interest rate. We obtained an interest rate swap and cap in order to hedge our exposure to the changes in market interest rates with respect to this bond, at an initial cost of $1.2 million. CBO II's weighted average effective interest rate, including the effect of such hedges, was 6.07% at March 31, 2003.

In November 2001, we sold the retained subordinated $17.5 million Class E Note from CBO I to a third party for approximately $18.5 million. The Class E Note bore interest at a fixed rate of 8.0% and had a stated maturity of June 2038. The sale of the Class E Note represented an issuance of debt and was recorded as additional CBO bonds payable. In April 2002, a wholly owned subsidiary repurchased the Class E Note. The repurchase of the Class E Note represented a repayment of debt and was recorded as a reduction of CBO bonds payable. The Class E Note is included in the collateral for CBO II. The Class E Note is eliminated in consolidation.

In March 2003, we completed our third CBO financing, CBO III, whereby a portfolio of real estate securities was contributed to a consolidated subsidiary which issued $472.0 million face amount of investment grade senior bonds and $28.0 million face amount on non-investment grade subordinated bonds in a private placement. At March 31, 2003, the subordinated bonds were retained by us and the $466.9 million carrying amount of senior bonds, which bore interest at a weighted average effective rate, including discount and cost amortization, of 2.51%, had an expected weighted average life of approximately 8.95 years. One class of the senior bonds bears a floating interest rate. We have obtained an interest rate swap and cap in order to hedge our exposure to the risk of changes in market interest rates with respect to this bond, at an initial cost of approximately $1.3 million. CBO III's weighted average effective interest rate, including the effect of such hedges, was 4.04% at March 31, 2003.

In April 2002, we refinanced the Bell Canada portfolio through a securitization transaction. At March 31, 2003, the CAD 55.1 million, or approximately $37.6 million, carrying amount of outstanding bonds, which bore interest at a weighted average effective rate, including discount and cost amortization, of approximately 7.01%, had an expected weighted average life of approximately 2.86 years. We have retained one class of the issued bonds. In connection with this securitization, we guaranteed certain payments under an interest rate swap to be entered into in 2007 if the bonds are not fully repaid by such date. We believe the fair value of this guarantee is negligible at March 31, 2003.

In November 2002, we refinanced the LIV portfolio. At March 31, 2003, the EUR
59.8 million or approximately $65.3 million carrying amount of debt bore interest at a weighted average effective rate, including cost amortization, of 6.17% and matures in November 2006.

We utilize repurchase agreements for short-term financing of investments. As of March 31, 2003 we had a $1.5 million repurchase agreement outstanding, secured by a CMBS investment, bearing interest at approximately 2.65% with a short-term maturity.

In November 2002, we purchased a $260.2 million portfolio of floating rate mortgage loans subject to $246.7 million of floating rate financing. In February 2003, we sold our entire position in conforming residential mortgage loans (a portion of our mortgage loan portfolio) for gross proceeds of approximately $162.6 million at a gain of approximately $0.7 million. As a result of the sale, the existing repurchase agreement allocated to the conforming loans was satisfied for approximately $153.9 million. Simultaneously, we purchased additional non-conforming residential mortgage loans at a cost of approximately $210.2 million. In connection with this purchase, the outstanding balance of the existing repurchase agreement was increased by a net of $45.9 million, after the repayment described above. At March 31, 2003, the $303.0 million carrying amount of mortgage loans bore interest at a net weighted average effective rate of approximately 3.24%, and the $289.4 million carrying amount of financing bore interest at a weighted average effective rate of approximately 1.71%.

In April 2003, we purchased additional non-conforming residential floating rate mortgage loans at a cost of approximately $148.3 million. The purchase was 95% financed subject to a floating rate repurchase agreement, which bears interest at LIBOR + 0.425% for a term commitment of six months.

In October 2002, we sold 7 million shares of our common stock in a public offering at a price to the public of $13.00 per share, for net proceeds of approximately $80 million. Subsequent to this offering, we have 23,488,517 shares of common stock outstanding.

In March 2003, we issued 2.5 million shares of our 9.75% Series B Cumulative Redeemable Preferred Stock (the "Series B Preferred") in a public, registered offering for net proceeds of approximately $60.1 million. The Series B Preferred has a $25 per share liquidation preference, no maturity date, no required redemption, and may not be redeemed prior to March 2008.

We declared a distribution of $0.45 per share of common stock to our stockholders of record at the close of business on April 7, 2003, including Holdings and an affiliate of the Manager, for the quarter ending March 31, 2003. These dividends were paid in April 2003.

Net cash flow provided by operating activities decreased from $9.2 million for the three months ended March 31, 2002 to $4.1 million for the three months ended March 31, 2003. This change resulted from the acquisition and settlement of Newcastle's investments as described above, including the distribution of investments to Holdings.

Investing activities (used) ($529.1 million) and ($16.1 million) during the three months ended March 31, 2003 and 2002, respectively. Investing activities consisted primarily of investments made in certain real estate securities and mortgage loans, net of proceeds from the settlement of investments as well as the sale of properties.

Financing activities provided $555.3 million and $1.3 million during the three months ended March 31, 2003 and 2002, respectively. The borrowings, debt and equity issuances described above served as the primary sources of cash flow from financing activities. Offsetting uses included the payment of related deferred financing costs (including the purchase of hedging instruments), the payment of dividends and the repayment of debt obligations as described above.

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

The commercial mortgage-backed securities (CMBS) we invest in are generally junior in right of payment of interest and principal to one or more senior classes, but benefit from the support of one or more subordinate classes of securities or other form of credit support within a securitization transaction. The unsecured REIT debt securities we invest in reflect comparable credit risk. We believe, based on our due diligence process, that these securities offer attractive risk-adjusted returns with long-term principal protection under a variety of default and loss scenarios. While the expected yield on these securities is sensitive to the performance of the underlying assets, the more subordinated securities or other features of the securitization transaction, in the case of mortgage backed securities, and the issuer's underlying equity and subordinated debt, in the case of REIT securities, are designed to bear the first risk of default and loss. We further minimize credit risk by actively monitoring our real estate securities portfolio and the underlying credit quality of our holdings and, where appropriate, repositioning our investments to upgrade the credit quality and yield on our investments.

Our real estate securities portfolio is diversified by asset type, industry, location and issuer. We expect that diversification will minimize the risk of capital loss.

At March 31, 2003, our real estate securities which serve as collateral for our CBO financings had an overall weighted average credit rating of approximately BBB-, and approximately 76% of these securities had an investment grade rating (BBB- or higher).

Our real estate securities are also subject to spread risk. The majority of such securities are fixed rate securities valued based on a market credit spread to U.S. Treasuries. In other words, their value is dependent on the yield demanded on such securities by the market based on their credit relative to U.S. Treasuries. Excessive supply of such securities combined with reduced demand will generally cause the market to require a higher yield on such securities, resulting in the use of a higher (or "wider") spread over the benchmark rate (usually the applicable U.S. Treasury security yield) to value such securities. Under such conditions, the value of our real estate securities portfolio would tend to decline. Conversely, if the spread used to value such securities were to decrease (or "tighten"), the value of our real estate securities would tend to increase. Such changes in the market value of our real estate securities portfolio may effect our net equity, net income or cash flow directly through their impact on unrealized gains or losses on available-for-sale securities, and therefore our ability to realize gains on such securities, or indirectly through their impact on our ability to borrow and access capital. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk - Credit Spread Curve Exposure" below.

Furthermore, shifts in the U.S. Treasury yield curve, which represents the market's expectations of future interest rates, would also affect the yield required on our securities and therefore their value. This would have similar effects on our real estate securities portfolio and our financial position and operations to a change in spreads.

Returns on our real estate securities are sensitive to interest rate volatility. We minimize exposure to interest rate fluctuation through the use of match-funded financing structures and hedges. In particular, we finance our real estate securities through the issuance of debt securities in the form of CBOs to take advantage of the structural flexibility offered by CBO financings to buy and sell certain investment positions to manage risk and, subject to certain limitations, to optimize returns. We also utilize interest rate swaps and caps to minimize this risk. As of March 31, 2003, a 100 basis point change in short term interest rates would affect our earnings by no more than $2.9 million per annum. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Exposure" below.

Interest rate changes may also impact our net book value as our real estate securities and related hedge derivatives are marked-to-market each quarter. Generally, as interest rates increase, the value of our fixed rate securities, such as CMBS, decreases and as interest rates decrease, the value of such securities will increase. We seek to hedge changes in value attributable to changes in interest rates by entering into interest rate swaps and other derivative instruments. In general, we would expect that over time, decreases in the value of our real estate securities portfolio attributable to interest rate changes will be offset to some degree by increases in the value of our swaps, and vice versa. However, the relationship between spreads on securities and spreads on swaps may vary from time to time, resulting in a net aggregate book value increase or decline. Our real estate securities portfolio is largely financed to maturity through long-term CBO financings that are not redeemable as a result of book value changes. Accordingly, unless there is a material impairment in value that would result in a payment not being received on a security, changes in the book value of our real estate securities portfolio will not directly affect our recurring earnings or our ability to pay a dividend.

Furthermore, our core business strategy is dependent upon our ability to issue the match-funded debt we use to finance our real estate securities at spreads that provide a positive arbitrage. If spreads for CBO liabilities widen or if demand for such liabilities ceases to exist, then our ability to execute future CBO financings will be severely restricted.

Similar to our real estate securities portfolio, we are subject to credit and spread risk with respect to our mortgage loan portfolio.

Credit risk refers to each individual borrower's ability to make required interest and principal payments on the scheduled due dates. Unlike our real estate securities portfolio, our mortgage loan portfolio does not benefit from the support of junior classes of securities, but rather bears the first risk of default and loss. We believe that this credit risk is mitigated through our extensive due diligence process, periodic reviews of the borrower's payment history, delinquency status, and the relationship of the loan balance to the underlying property value.

Our mortgage loan portfolio is diversified by geographic location and by borrower. We believe that this diversification also helps to minimize the risk of capital loss.

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

Any credit or spread losses incurred with respect to our mortgage loan portfolio would effect us in the same way as similar losses on our real estate securities portfolio as described above.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2003, we had the following material off-balance sheet arrangements:

- A $3.3 million equity interest in a securitization, described in Note 7 to our consolidated financial statements included in our December 31, 2002 annual report on Form 10-K filed with the Securities and Exchange Commission ("SEC").

- A guarantee of certain payments under an interest rate swap which may be entered into in 2007 in connection with the securitization of the Bell Canada portfolio, if the bonds are not fully repaid by such date. We believe the fair value of this guarantee is negligible at March 31, 2003.

In the first case, our potential loss is limited to the amount shown above which is included in our consolidated balance sheet. At this time, we do not anticipate a substantial risk of incurring a loss with respect to any of the arrangements.

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

FUNDS FROM OPERATIONS

We believe Funds from Operations (FFO) is one appropriate measure of the performance of real estate companies because it provides investors with an understanding of our ability to incur and service debt and make capital expenditures. We also believe that FFO is an appropriate supplemental disclosure of operating performance for a REIT due to its widespread acceptance and use within the REIT and analyst communities. FFO, for our purposes, represents net income available for common shareholders (computed in accordance with GAAP), excluding extraordinary items, plus real estate depreciation and amortization, and after adjustments for unconsolidated subsidiaries, if any. We consider gains and losses on resolution of our investments to be a normal part of our recurring operations and therefore do not exclude such gains and losses when arriving at FFO. Adjustments for unconsolidated subsidiaries, if any, are calculated to reflect FFO on the same basis. FFO prior to the commencement of our operations includes certain adjustments related to our predecessor's investment in Fund I, as described in our December 31, 2002 annual report on Form 10-K filed with the SEC. FFO does not represent cash generated from operating activities in accordance with GAAP and therefore should not be considered an alternative to net income as an indicator of our operating performance or as an alternative to cash flow as a measure of liquidity and is not necessarily indicative of cash available to fund cash needs. Our calculation of FFO may be different from the calculation used by other companies and, therefore, comparability may be limited.

Funds from Operations (FFO), is calculated as follows (unaudited) (in thousands):

                                                                     For the Three
                                                                      Months Ended
                                                                     March 31, 2003
                                                                     --------------
Income available for common stockholders                                 $10,900
Operating real estate depreciation                                           704
                                                                         -------
Funds from Operations (FFO)                                              $11,604
                                                                         =======

Funds from operations was derived from the Company's segments as follows (unaudited) (in thousands):


                                                                    Average Invested Equity
                                                Book Equity at       for the Three Months                          Return on
                                                March 31, 2003      Ended March 31, 2003 (1)        FFO         Equity (ROE) (2)
                                                --------------      ------------------------    ---------       ----------------
Real estate and other securities                   $ 230,792              $ 217,047             $  12,244             22.6%
Operating real estate                                 40,488                 39,871                 1,236             12.4%
Mortgage loans                                        15,866                 14,511                 1,569             43.2%
Unallocated                                           61,138                 26,828                (3,445)              N/A
                                                   ---------              ---------             ---------             -----
Total (1)                                            348,284              $ 298,257             $  11,604             15.6%
                                                                          =========             =========             =====
Accumulated depreciation                             (10,686)
Accumulated other comprehensive income                12,268
                                                   ---------
Net book equity                                    $ 349,866
                                                   =========

(1) Book equity gross of accumulated depreciation and accumulated other comprehensive income.

(2)   FFO divided by average invested equity, annualized.

                              CAUTIONARY STATEMENTS

The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our Company. We urge you to carefully review and consider the various disclosures made by us in this report and in our other filings with the SEC, including our December 31, 2002 annual report on Form 10-K filed with the SEC, that discuss our business in greater detail.

This report contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, the operating performance of our investments and financing needs. Forward-looking statements are generally identifiable by use of forward-looking terminology such as "may," "will," "should," "potential," "intend," "expect," "endeavor," "seek," "anticipate," "estimate," "overestimate," "underestimate," "believe," "could," "project," "predict," "continue" or other similar words or expressions. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to, changes in economic conditions generally and the real estate and bond markets specifically; changes in interest rates and/or credit spreads, as well as the success of our hedging strategy in relation to such changes; impairments in the value of the collateral underlying our real estate securities; legislative/regulatory changes; completion of pending investments; continued ability to source new investments; the availability and cost of capital for future investments; competition within the finance and real estate industries; and other risks detailed from time to time in our SEC reports. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect our management's views as of the date of this report. The factors noted above could cause our actual results to differ significantly from those contained in any forward-looking statement. For a discussion of our critical accounting policies see "Item 3. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies."

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the exposure to loss resulting from changes in interest rates, credit spreads, foreign currency exchange rates, commodity prices and equity prices. The primary market risks that we are exposed to are interest rate risk, credit spread risk and foreign currency exchange rate risk. These risks are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. All of our market risk sensitive assets, liabilities and related derivative positions are for non-trading purposes only.

INTEREST RATE EXPOSURE

Our primary interest rate exposures relate to our mortgage loans, real estate securities and floating-rate debt obligations, as well as our interest rate swaps and caps. Changes in the general level of interest rates can effect our net interest income, which is the difference between the interest income earned on interest-earning assets and the interest expense incurred in connection with our interest-bearing liabilities. Changes in the level of interest rates also can effect, among other things, our ability to acquire mortgage loans and securities, the value of our mortgage loans and real estate securities, and our ability to realize gains from the settlement of such assets.

While we have not experienced any significant credit losses, in the event of a significant rising interest rate environment and/or economic downturn, loan and collateral defaults may increase and result in credit losses that would adversely affect our liquidity and operating results.

Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political conditions, and other factors beyond our control. Our general financing strategy focuses on the use of match-funded structures. This means that we seek to match the maturities of our debt obligations with the maturities of our investments to minimize the risk that we have to refinance our liabilities prior to the maturities of our assets, and to reduce the impact of changing interest rates on earnings. In addition, we generally match-fund interest rates with like-kind debt (i.e., fixed rate assets are financed with fixed rate debt and floating rate assets are financed with floating rate debt), directly or through the use of interest rate swaps, caps, or other financial instruments, or through a combination of these strategies.

Interest rate swaps are agreements in which a series of interest rate flows are exchanged with a third party (counterparty) over a prescribed period. The notional amount on which swaps are based is not exchanged. In general, our swaps are "pay fixed" swaps involving the exchange of floating rate interest payments from the counterparty for fixed rate payments from us. This can effectively convert a floating rate debt obligation into a fixed rate debt obligation.

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

The above strategies are specifically designed to reduce our exposure, on specific transactions or on a portfolio basis, to changes in cash flows as a result of interest rate movements in the market. In this regard, we utilize securitization structures, particularly CBOs, as well as other match-funded financing structures. Our financing strategy is dependent on our ability to place the match-funded debt we use to finance our real estate securities at spreads that provide a positive arbitrage. If spreads for CBO liabilities widen or if demand for such liabilities ceases to exist, then our ability to execute future CBO financings will be severely restricted.

While our strategy is to utilize interest rate swaps, caps and match-funded financing in order to limit the effects of changes in interest rates on our operations, there can be no assurance that our profitability will not be adversely affected during any period as a result of changing interest rates. As of March 31, 2003, a 100 basis point change in short term interest rates would effect our earnings by no more than $2.9 million per annum.

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

Interest rate changes may also impact our net book value as our real estate securities and related hedge derivatives are marked-to-market each quarter. Generally, as interest rates increase, the value of our fixed rate securities, such as CMBS, decreases and as interest rates decrease, the value of such securities will increase. We seek to hedge changes in value attributable to changes in interest rates by entering into interest rate swaps and other derivative instruments. In general, we would expect that over time, decreases in the value of our real estate securities portfolio attributable to interest rate changes will be offset to some degree by increases in the value of our swaps, and vice versa. However, the relationship between spreads on securities and spreads on swaps may vary from time to time, resulting in a net aggregate book value increase or decline. Our real estate securities portfolio is largely financed to maturity through long-term CBO financings that are not redeemable as a result of book value changes. Accordingly, unless there is a material impairment in value that would result in a payment not being received on a security, changes in the book value of our real estate securities portfolio will not directly affect our recurring earnings or our ability to pay a dividend.

CREDIT SPREAD CURVE EXPOSURE

Our real estate securities are also subject to spread risk. The majority of such securities are fixed rate securities valued based on a market credit spread to U.S. Treasuries. In other words, their value is dependent on the yield demanded on such securities by the market based on their credit relative to U.S. Treasuries. Excessive supply of such securities combined with reduced demand will generally cause the market to require a higher yield on such securities, resulting in the use of higher (or "wider") spread over the benchmark rate (usually the applicable U.S. Treasury security yield) to value such securities. Under such conditions, the value of our real estate securities portfolio would tend to decline. Conversely, if the spread used to value such securities were to decrease (or "tighten"), the value of our real estate securities portfolio would tend to increase. Such changes in the market value of our real estate securities portfolio may effect our net equity, net income or cash flow directly through their impact on unrealized gains or losses on available-for-sale securities, and therefore our ability to realize gains on such securities, or indirectly through their impact on our ability to borrow and access capital.

Furthermore, shifts in the U.S. Treasury yield curve, which represents the market's expectations of future interest rates, would also effect the yield required on our securities and therefore their value. This would have similar effects on our real estate securities portfolio and our financial position and operations to a change in spreads.

As of March 31, 2003, a 25 basis point movement in credit spreads would impact our net book value by approximately $19 million.

CURRENCY RATE EXPOSURE

Our primary foreign currency exchange rate exposures relate to our operating real estate and related leases. Our principal direct currency exposures are to the Euro and the Canadian Dollar. Changes in the currency rates can adversely impact the fair values and earnings streams of our international holdings. We have attempted to mitigate this impact in part by utilizing local currency-denominated financing on our foreign investments to partially hedge, in effect, these assets.

We have material investments in a portfolio of Belgian properties, the LIV portfolio, and a portfolio of Canadian properties, the Bell Canada portfolio. These properties are financed utilizing debt denominated in their respective local currencies (the Euro and the Canadian Dollar). The net equity invested in these portfolios, approximately $8.2 million and $20.0 million, respectively, at March 31, 2003, is exposed to foreign currency exchange risk.

FAIR VALUES

For certain of our financial instruments, fair values are not readily available since there are no active trading markets as characterized by current exchanges between willing parties. Accordingly, fair values can only be derived or estimated for these investments using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated future cash flows is inherently subjective and imprecise. We note that minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values, and that the fair values reflected below are indicative of the interest rate and currency rate environments as of March 31, 2003 and do not take into consideration the effects of subsequent interest rate, credit spread or currency rate fluctuations.

We note that the values of our investments in real estate securities and in derivative instruments, primarily interest rate hedges on our debt obligations, are sensitive to changes in market interest rates, interest rate spreads, credit spreads and other market factors. The value of these investments can vary, and has varied, materially from period to period. Historically, the values of our real estate securities have tended to vary inversely with those of our derivative instruments.

We held the following interest rate risk sensitive instruments at March 31, 2003 (unaudited) (dollars in thousands):

                                                                               Weighted
                                        Carrying    Principal Balance or   Average Effective        Maturity
                                          Amount      Notional Amount        Interest Rate            Date             Fair Value
                                          ------      ---------------        -------------           ----              ----------

ASSETS:

Real estate securities, available
for sale (A)                           $1,590,122       $1,555,527               7.28%                Various          $1,590,122
Other securities, available for
sale (B)                                   20,931           32,700                N/A                     (B)              20,931
Mortgage loans (C)                        303,013          299,244               3.24%                Various             303,013
Interest rate caps, treated as
hedges (D)                                  5,525          235,925                N/A                     (D)               5,525

LIABILITIES:

CBO bonds payable (E)                   1,336,297        1,353,500               5.16%                    (E)           1,360,103
Other bonds payable (F)                    37,584           38,385               7.01%             April 2012              36,678
Notes payable (F)                          65,272           65,272               6.17%               Nov 2006              64,952
Repurchase agreements (G)                 289,446          289,446               1.71%             Short-term             289,446
Interest rate swaps, treated as
hedges (H)                                 45,912          699,254                N/A                     (H)              45,912
Non-hedge derivative obligations (I)          820              (I)                N/A                     (I)                 820


(A) These securities serve as collateral for our CBO financings and contain various terms, including floating and fixed rates, self-amortizing and interest only. The fair value of these securities is estimated by obtaining third party broker quotations, if available and practicable, or counterparty quotations.

(B) These four securities with carrying amounts of $3.9 million, $3.3 million, $6.0 million and $7.7 million, respectively, mature in November 2007, August 2030, July 2021 and January 2024, respectively. The former two represent subordinate and residual interests in securitizations; the latter two represent asset-backed securities. The fair values of the former two securities, for which quoted market prices are not readily available, are estimated by means of a price/yield analysis based on our expected disposition strategies for such assets. The fair value of the latter two securities were obtained from third party broker quotations.

(C) This portfolio of mortgage loans bears a floating rate of interest. We believe that for similar financial investments with comparable credit risks, the effective rate on this portfolio approximates the market rate. Accordingly, the carrying amount of this portfolio is believed to approximate fair value.

(D) These three agreements have notional balances of $209.3 million, $18.0 million and $8.6 million, respectively, mature in March 2009, October 2015 and June 2015, respectively, and cap 1-month LIBOR at 6.50%, 3-month LIBOR at 8.00% and 3-month LIBOR at 7.00%, respectively. The fair value of these agreements is estimated by obtaining counterparty quotations.

(E) For those bonds bearing floating rates at spreads over market indices, representing approximately $1,134.7 million of the carrying amount of the CBO bonds payable, we believe that for similar financial instruments with comparable credit risks, the effective rates approximate market rates. Accordingly, the carrying amount outstanding on these bonds is believed to approximate fair value. For those bonds bearing fixed interest rates, values were obtained by discounting expected future payments by a rate calculated by imputing a spread over a market index on the date of borrowing. The weighted average stated maturity of the CBO bonds payable is August 2036. The CBO bonds payable amortize principal prior to maturity based on collateral receipts, subject to reinvestment requirements.

(F) The Bell Canada Securitization and LIV Mortgage were valued by discounting expected future payments by a rate calculated by imputing a spread over a market index on the date of borrowing. They both amortize principal periodically with a balloon payment at maturity.

(G) These agreements bear floating rates of interest and we believe that for similar financial instruments with comparable credit risks, the effective rates approximate market rates. Accordingly, the carrying amounts outstanding are believed to approximate fair value. These agreements pay interest only prior to maturity.

(H) These three agreements have notional balances of $133.2 million, $290.0 million and $276.1 million, respectively, mature in July 2005, April 2011 and March 2013, respectively, and swap 1-month LIBOR for 6.1755%, 3-month LIBOR for 5.9325% and 3-month LIBOR for 3.865%, respectively. The fair value of these agreements is estimated by obtaining counterparty quotations.

(I) These are two essentially offsetting interest rate caps and two essentially offsetting interest rate swaps, each with notional amounts of $32.5 million, an interest rate cap with a notional balance of $17.5 million, and an interest rate cap with a notional balance of approximately $63.2 million. The maturity date of the purchased swap is July 2009; the maturity date of the sold swap is July 2014, the maturity date of the $32.5 million caps is July 2038, the maturity date of the $17.5 million cap is July 2009, and the maturity date of the $63.2 million cap is August 2004. They have been valued by reference to counterparty quotations.

We held the following currency rate risk sensitive balances at March 31, 2003 (unaudited) (dollars in thousands, except exchange rates):

                                                                         Current          Effect of a 5%           Effect of a 5%
                                 Carrying           Local                Exchange       Negative Change in       Negative Change in
                                  Amount          Currency              Rate to USD        Euro Rate                  CAD Rate
                                  ------          --------              -----------        ---------                  --------


Assets:

  LIV portfolio                 $ 70,158           Euro                    0.91617                (3,508)              N/A

  Bell Canada portfolio           50,981           CAD                     1.46720                    N/A          $(2,549)

  LIV other, net                   3,287           Euro                    0.91617                  (164)              N/A

  Bell Canada other, net           6,641           CAD                     1.46720                    N/A             (332)


Liabilities:

  LIV mortgage                    65,272           Euro                    0.91617                 3,264               N/A

  Bell Canada bonds               37,584           CAD                     1.46720                   N/A             1,879
                                                                                                 --------           -------
Total                                                                                            $  (408)          $(1,002)
                                                                                                 ========           =======

USD refers to U.S. dollars; CAD refers to Canadian dollars.


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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not party to any material legal proceedings.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

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

The Company also incurred a total of approximately $5 million of other expenses in connection with the offering. None of these expenses were direct or indirect payments to any directors, officers or partners of the Company or their associates or to persons owning 10 percent or more of any class of the Company's securities. Of the approximately $80 million of net proceeds to the Company (after deducting the underwriters' discount and commission and other offering expenses) approximately $14 million was used to pay a portion of the purchase price for a portfolio of mortgage loans from an affiliate of Bear Stearns & Co. Inc., approximately $52 million was used to purchase a portfolio of real estate securities from an affiliate of Bear Stearns & Co. Inc. for the Company's third CBO financing, and approximately $14 million was used to purchase additional securities.

On March 20, 2003, Newcastle CDO II, Limited and Newcastle CDO II Corp. issued $472 million face amount of collateralized bond obligations in a transaction exempt from the registration requirements of the Securities Act pursuant to Rule 144A and Regulation S thereunder to qualified institutional buyers and persons outside the United States.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On April 22, 2003, the Company announced the appointment of Debra A. Hess as Chief Financial Officer of the Company, replacing Michael I. Wirth. Mr. Wirth was appointed director of finance for Fortress Investment Group LLC.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits filed with this Form 10-Q:

3.1 Articles of Amendment and Restatement (incorporated by reference to the Registrant's Registration Statement on Form S-11 (File No. 333-90578), Exhibit 3.1).

3.2 By-laws (incorporated by reference to the Registrant's Registration Statement on Form S-11 (File No. 333-90578), Exhibit 3.2).

3.3 Articles Supplementary Relating to the Series B Preferred Stock (filed herewith).

4.1 Rights Agreement between the Registrant and American Stock Transfer and Trust Company, as Rights Agent, dated October 16, 2002 (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2002, Exhibit 4.1).

10.1 Amended and Restated Management and Advisory Agreement by and among the Registrant and Fortress Investment Group LLC, dated March 4, 2003 (incorporated by reference to the Registrant's Registration Statement on Form S-11 (File No. 333-103598), Exhibit 10.1).

99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K filed by the registrant during its fiscal quarter ended March 31, 2003:

Form 8-K filed with the Securities and Exchange Commission on April 30, 2003, regarding the Registrant's results of operations for the quarter ended March 31, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                           NEWCASTLE INVESTMENT CORP.

By:  /s/ Wesley R. Edens
    --------------------

Wesley R. Edens

Chairman of the Board

May 12, 2003




By:  /s/ Debra A. Hess
   -------------------
Debra A. Hess

Chief Financial Officer

May 12, 2003

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d - 14) for the registrant and we have:

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

     May 12, 2003                                    /s/ Wesley R. Edens
     ------------                                    -------------------
     (Date)                                          Wesley R. Edens
                                                     Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Debra A. Hess, certify that:

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d - 14) for the registrant and we have:

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

     May 12, 2003                                    /s/ Debra A. Hess
     ------------                                    -----------------
     (Date)                                          Debra A. Hess
                                                     Chief Financial Officer