Form 10-Q
period 2003-06-30
NEWCASTLE INVESTMENT CORP
filed 2003-08-07
CIK 1175483

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

                                       or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

   For the transition period from                       to
                                  ---------------------    --------------------

                        Commission File Number: 001-31458

                           NEWCASTLE INVESTMENT CORP.

             (Exact name of registrant as specified in its charter)

             Maryland                                                       81-0559116
---------------------------------------------                   -----------------------------------
(State or other jurisdiction of incorporation                   (I.R.S. Employer Identification No.)
       or organization)

       1251 Avenue of the Americas, New York, NY               10020
       -----------------------------------------               -----
       (Address of principal executive offices)              (Zip Code)

                                 (212) 798-6100
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

        -----------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act). Yes [ ] No [X].

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

Common stock, $0.01 par value per share: 28,090,057 outstanding as of August 7, 2003.

                           NEWCASTLE INVESTMENT CORP.

                                    FORM 10-Q

                                      INDEX

                                                                                                                    PAGE
                                                                                                                    ----
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheets as of June 30, 2003 (unaudited) and December 31, 2002                          1

           Consolidated Statements of Income (unaudited) for the three and six months ended June 30, 2003 and         2
           2002

           Consolidated Statements of Stockholders' Equity (unaudited) for the six months ended June 30, 2003         3
           and 2002

           Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2003 and 2002          4

           Notes to Consolidated Financial Statements (unaudited)                                                     6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations                     12

Item 3.    Quantitative and Qualitative Disclosures About Market Risk                                                21

Item 4.    Controls and Procedures                                                                                   24


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                                                         25

Item 2.    Changes in Securities and Use of Proceeds                                                                 25

Item 3.    Defaults upon Senior Securities                                                                           25

Item 4.    Submission of Matters to a Vote of Security Holders                                                       25

Item 5.    Other Information                                                                                         25

Item 6.    Exhibits and Reports on Form 8-K                                                                          25


SIGNATURES                                                                                                           27

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

This report contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, the operating performance of our investments and financing needs. Forward-looking statements are generally identifiable by use of forward-looking terminology such as "may," "will," "should," "potential," "intend," "expect," "endeavor," "seek," "anticipate," "estimate," "overestimate," "underestimate," "believe," "could," "project," "predict," "continue" or other similar words or expressions. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to, changes in economic conditions generally and the real estate and bond markets specifically; adverse changes in the financing markets we access affecting our ability to finance our real estate securities portfolios in general, or in a manner that maintains our historic net spreads; changes in interest rates and/or credit spreads, as well as the success of our hedging strategy in relation to such changes; the quality and size of the investment pipeline and the rate at which we can invest our cash; impairments in the value of the collateral underlying our real estate securities; changes in the markets; legislative/regulatory changes; completion of pending investments; the availability and cost of capital for future investments; competition within the finance and real estate industries; and other risks detailed from time to time in our SEC reports. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect our management's views as of the date of this report. The factors noted above could cause our actual results to differ significantly from those contained in any forward-looking statement. For a discussion of our critical accounting policies see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Application of Critical Accounting Policies."

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

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)


                                                                                         JUNE 30, 2003
                                                                                           (UNAUDITED)       DECEMBER 31, 2002
                                                                                         --------------     ------------------
ASSETS
   Real estate securities, available for sale                                             $ 1,633,675       $ 1,069,892
   Real estate securities portfolio deposit                                                    12,518            37,777
   Operating real estate, net                                                                 126,413           113,652
   Real estate held for sale                                                                       --             3,471
   Mortgage loans, net                                                                        441,914           258,198
   Other securities, available for sale                                                        54,355            11,209
   Cash and cash equivalents                                                                   21,148            45,463
   Restricted cash                                                                             11,307            10,380
   Deferred costs, net                                                                          6,961             6,489
   Receivables and other assets                                                                20,350            16,036
                                                                                          -----------       -----------
                                                                                          $ 2,328,641       $ 1,572,567
                                                                                          ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
   CBO bonds payable                                                                      $ 1,337,169       $   868,497
   Other bonds payable                                                                         40,477            37,389
   Notes payable                                                                               68,606            62,952
   Repurchase agreements                                                                      421,563           248,169
   Derivative liabilities                                                                      65,151            54,095
   Dividends payable                                                                           12,761             9,161
   Due to affiliates                                                                            1,817             1,335
   Accrued expenses and other liabilities                                                       7,842             6,728
                                                                                          -----------       -----------
                                                                                            1,955,386         1,288,326
                                                                                          -----------       -----------

STOCKHOLDERS' EQUITY
   Preferred stock, $0.01 par value, 100,000,000 shares authorized, 2,500,000 shares of Series B Cumulative Redeemable Preferred Stock, liquidation
     preference $25.00 per share, issued and outstanding at June 30, 2003                      62,500                --
   Common stock, $0.01 par value, 500,000,000 shares authorized, 23,490,057 and
    23,488,517 shares issued and outstanding at June 30, 2003 and December 31, 2002,
    respectively                                                                                  235               235
   Additional paid-in capital                                                                 288,529           290,935
   Dividends in excess of earnings                                                            (13,487)          (13,966)
   Accumulated other comprehensive income                                                      35,478             7,037
                                                                                          -----------       -----------
                                                                                              373,255           284,241
                                                                                          -----------       -----------
                                                                                          $ 2,328,641       $ 1,572,567
                                                                                          ===========       ===========

See notes to consolidated financial statements.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(dollars in thousands, except share data)


                                                                             THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                        ---------------------------    ----------------------------
                                                                           JUNE 30,         JUNE 30,      JUNE 30,         JUNE 30,
                                                                            2003             2002          2003             2002
                                                                        ------------   ------------    ------------    ------------
REVENUES
  Interest income                                                       $     30,830   $     18,463    $     55,862    $     31,491
  Rental and escalation income                                                 6,221          4,905          12,018           9,716
  Gain on settlement of investments                                            3,628          1,975           6,119           5,001
  Management fee from affiliate                                                   --          2,235              --           4,470
  Incentive income from affiliate                                                 --         11,592              --          (1,218)
                                                                        ------------   ------------    ------------    ------------
                                                                              40,679         39,170          73,999          49,460
                                                                        ------------   ------------    ------------    ------------
EXPENSES

  Interest expense                                                            19,915         13,101          34,778          21,509
  Property operating expense                                                   2,492          2,076           5,157           4,232
  Loan servicing expense                                                         521            113             923             201
  General and administrative expense                                             811            964           1,761           1,555
  Management fee to affiliate                                                  1,449          3,570           2,754           7,168
  Incentive compensation to affiliate                                          1,626          6,392           2,956             827
  Depreciation and amortization                                                  775            938           1,486           1,788
                                                                        ------------   ------------    ------------    ------------
                                                                              27,589         27,154          49,815          37,280
                                                                        ------------   ------------    ------------    ------------
  Income before equity in earnings (losses) of
    unconsolidated subsidiaries                                               13,090         12,016          24,184          12,180
  Equity in earnings (losses) of unconsolidated subsidiaries                      --            814              --             362
                                                                        ------------   ------------    ------------    ------------
  Income from continuing operations                                           13,090         12,830          24,184          12,542
  Income from discontinued operations                                            327            558             336           1,717
                                                                        ------------   ------------    ------------    ------------

NET INCOME                                                                    13,417         13,388          24,520          14,259
Preferred dividends and related accretion                                     (1,524)          (524)         (1,727)         (1,162)
                                                                        ------------   ------------    ------------    ------------
INCOME AVAILABLE FOR COMMON STOCKHOLDERS                                $     11,893   $     12,864    $     22,793    $     13,097
                                                                        ============   ============    ============    ============

NET INCOME PER SHARE OF COMMON STOCK, BASIC                             $       0.51   $       0.78    $       0.97    $       0.79
                                                                        ============   ============    ============    ============

NET INCOME PER SHARE OF COMMON STOCK, DILUTED                           $       0.50   $       0.78    $       0.96    $       0.79
                                                                        ============   ============    ============    ============

Income from continuing operations per share of common
    stock, after preferred dividends and related accretion, basic       $       0.50   $       0.75    $       0.96    $       0.69
                                                                        ============   ============    ============    ============
Income from continuing operations per share of common
    stock, after preferred divideds and related accretion, diluted      $       0.49   $       0.75    $       0.95    $       0.69
                                                                        ============   ============    ============    ============

Income from discontinued operations per share of common stock, basic    $       0.01   $       0.03    $       0.01    $       0.10
                                                                        ============   ============    ============    ============

Income from discontinued operations per share of common stock,
diluted                                                                 $       0.01   $       0.03    $       0.01    $       0.10
                                                                        ============   ============    ============    ============
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK
  OUTSTANDING, BASIC                                                      23,488,652     16,488,517      23,488,585      16,488,517
                                                                        ============   ============    ============    ============
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK
  OUTSTANDING, DILUTED                                                    23,678,807     16,488,517      23,649,521      16,488,517
                                                                        ============   ============    ============    ============
DIVIDENDS DECLARED PER COMMON SHARE                                     $       0.50   $       0.60    $       0.95    $       1.20
                                                                        ============   ============    ============    ============


See notes to consolidated financial statements.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
(dollars in thousands)


                                                         PREFERRED STOCK                COMMON STOCK
                                                      ---------------------        -----------------------

                                                        SHARES        AMOUNT         SHARES         AMOUNT
                                                      ---------      -------       ----------      -------
STOCKHOLDERS' EQUITY - DECEMBER 31, 2002                     --      $    --       23,488,517      $   235
Dividends declared                                           --           --               --           --
Issuance of preferred stock                           2,500,000       62,500               --           --
Issuance of common stock to directors                        --           --            1,540           --
Comprehensive income:
   Net income                                                --           --               --           --
   Unrealized gain on securities                             --           --               --           --
   Realized (gain) on securities:
    reclassification adjustment                              --           --               --           --


   Foreign currency                                          --           --               --           --
translation
   Unrealized (loss) on derivatives
     designated as cash flow hedges                          --           --               --           --


   Total comprehensive income
                                                      ---------      -------       ----------      -------
Stockholders' equity - June 30, 2003                  2,500,000      $62,500       23,490,057      $   235
                                                      =========      =======       ==========      =======
STOCKHOLDERS' EQUITY - DECEMBER 31, 2001                                           16,488,517      $   165
Dividends declared                                                                         --           --
Comprehensive income:
   Net income                                                                              --           --
   Unrealized gain on                                                                      --           --
securities

   Foreign currency                                                                        --           --
translation
   Foreign currency translation:
     reclassification adjustment                                                           --           --
   Unrealized (loss) on derivatives designated
     as cash flow hedges                                                                   --           --


   Realized (gain) on derivatives designated as
     cash flow hedges:
       reclassification adjustments                                                        --           --


   Total comprehensive income
                                                                                   ----------      -------
Stockholders' equity - June 30, 2002                                               16,488,517      $   165
                                                                                   ==========      =======


                                                                          DIVIDENDS        ACCUM.          TOTAL
                                                        ADDITIONAL        IN EXCESS        OTHER           STOCK-
                                                          PD. IN             OF            COMP.         HOLDERS'
                                                          CAPITAL         EARNINGS        INCOME          EQUITY
                                                        ----------       ---------       --------       ---------
STOCKHOLDERS' EQUITY - DECEMBER 31, 2002                 $ 290,935       $ (13,966)      $  7,037       $ 284,241
Dividends declared                                              --         (24,041)            --         (24,041)
Issuance of preferred stock                                 (2,436)             --             --          60,064
Issuance of common stock to directors                           30              --             --              30
Comprehensive income:
   Net income                                                   --          24,520             --          24,520
   Unrealized gain on                                           --              --         44,704          44,704
securities

   Realized (gain) on securities:
    reclassification adjustment                                 --              --         (6,198)         (6,198)


   Foreign currency                                             --              --          4,009           4,009
translation
   Unrealized (loss) on derivatives
     designated as cash flow hedges                             --              --        (14,074)        (14,074)
                                                                                                        ---------

   Total comprehensive income                                                                              52,961
                                                         ---------       ---------       --------       ---------
Stockholders' equity - June 30, 2003                     $ 288,529       $ (13,487)      $ 35,478       $ 373,255
                                                         =========       =========       ========       =========
STOCKHOLDERS' EQUITY - DECEMBER 31, 2001                $   309,356      $(7,767)      $   8,791       $ 310,545
Dividends declared                                              --         (20,949)            --         (20,949)
Comprehensive income:
   Net income                                                   --          14,259             --          14,259
   Unrealized gain on                                           --              --         33,385          33,385
securities

   Foreign currency                                             --              --          3,625           3,625
translation
   Foreign currency translation:
     reclassification adjustment                                --              --            151             151
   Unrealized (loss) on derivatives designated
     as cash flow hedges                                        --              --        (22,662)        (22,662)


   Realized (gain) on derivatives designated as
     cash flow hedges:
       reclassification adjustments                             --              --           (130)           (130)
                                                                                                        ---------

   Total comprehensive income                                                                              28,628
                                                         ---------       ---------       --------       ---------
Stockholders' equity - June 30, 2002                     $ 309,356       $ (14,457)      $ 23,160       $ 318,224
                                                         =========       =========       ========       =========

See notes to consolidated financial statements.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

                                                                        SIX MONTHS ENDED
                                                                   -------------------------
                                                                    JUNE 30,        JUNE 30,
                                                                     2003             2002
                                                                   ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                                         $  24,520       $  14,259

Adjustments to reconcile net income to net cash provided by operating activities (inclusive of amounts related to discontinued operations):

   Depreciation and amortization                                       1,487           7,162
   Accretion of discount and other amortization                       (2,344)         (1,116)
   Equity in (earnings) losses of unconsolidated subsidiaries             --            (362)
   Accrued incentive (income) loss from affiliate                         --             609
   Non-cash incentive compensation to affiliate                           --              13
   Deferred rent                                                        (713)           (878)
   Gain on settlement of investments                                  (6,247)         (5,284)
   Unrealized gain on non-hedge derivatives                           (1,471)             --
   Non-cash directors' compensation                                       30              --

Change in:
   Restricted cash                                                      (792)          1,014
   Receivables and other assets                                       (3,367)         (3,854)
   Due to affiliates                                                     482           2,137
   Accrued expenses and other liabilities                              1,359           4,752
                                                                   ---------       ---------
      Net cash provided by operating activities                       12,944          18,452
                                                                   ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES

   Purchase and improvement of operating real estate                     (65)         (2,222)
   Proceeds from sale of operating real estate                         5,139          42,799
   Purchase of mortgage loans                                       (358,594)             --
   Repayments of loan and security principal                          27,521           9,589
   Proceeds from settlement of mortgage loans                        162,554             350
   Contributions to unconsolidated subsidiaries                           --         (19,991)
   Distributions from unconsolidated subsidiaries                         --           8,265
   Purchase of real estate securities                               (550,234)       (521,274)
   Proceeds from sale of real estate securities                       68,269          97,673
   Deposit on real estate securities                                 (17,415)             --
   Payment of deferred transaction costs                                  --          (1,372)
   Purchase of other securities                                      (48,678)         (6,941)
                                                                   ---------       ---------
      Net cash used in investing activities                         (711,503)       (393,124)
                                                                   ---------       ---------


See notes to consolidated financial statements.    4      Continuing on Page 5

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

                                                                              SIX MONTHS ENDED
                                                                          -------------------------
                                                                           JUNE 30,         JUNE 30,
                                                                             2003            2002
                                                                          ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Borrowings under repurchase agreements                                   340,591              --
   Repayments of repurchase agreements                                     (167,197)             --
   Repayments of notes payable                                                 (442)        (65,670)
   Issuance of CBO bonds payable                                            467,094         438,787
   Repayments of CBO bonds payable                                               --         (17,742)
   Issuance of other bonds payable                                               --          38,117
   Repayments of other bonds payable                                         (3,029)         (8,151)
   Draws under credit facility                                                   --          20,000
   Repayments of credit facility                                                 --          (1,750)
   Distribution of incentive compensation to affiliate                           --          (4,369)
   Issuance of preferred stock                                               62,500              --
   Costs related to issuance of preferred stock                              (2,436)             --
   Redemption of preferred stock                                                 --         (20,410)
   Dividends paid                                                           (20,441)        (19,938)
   Payment of deferred financing costs                                       (2,396)         (1,984)
                                                                          ---------       ---------
      Net cash provided by financing activities                             674,244         356,890
                                                                          ---------       ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        (24,315)        (17,782)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               45,463          31,360
                                                                          ---------       ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $  21,148       $  13,578
                                                                          =========       =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

   Cash paid during the period for interest expense                       $  34,097       $  26,814

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

   Common stock dividends declared but not paid                           $  11,745       $   9,893
   Preferred stock dividends declared but not paid                        $   1,016       $      --
   Deposit used in acquisition of real estate securities                  $  44,409       $  23,631
   Contribution of assets to unconsolidated subsidiary                    $      --       $   1,454


See notes to consolidated financial statements.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2003
(dollars in tables in thousands, except per share data)

1. GENERAL

Newcastle Investment Corp. (and subsidiaries, "Newcastle") is a Maryland corporation that was formed in June 2002 as a wholly owned subsidiary of Newcastle Investment Holdings Corp. ("Holdings") for the purpose of separating the real estate securities and certain of the credit leased operating real estate businesses from Holdings' other investments. Newcastle conducts its business through three primary segments: (i) real estate securities, (ii) operating real estate, primarily credit leased operating real estate, and (iii) mortgage loans.

In July 2002, Holdings contributed to Newcastle certain assets and liabilities in exchange for 16,488,517 shares of Newcastle's common stock. For accounting purposes, this transaction is presented as a reverse spin-off, whereby Newcastle is treated as the continuing entity and the assets that were retained by Holdings and not contributed to Newcastle are accounted for as if they were distributed at their historical book basis through a spin-off to Holdings. Newcastle's operations commenced on July 12, 2002. On May 19, 2003, Holdings distributed to its stockholders all of the shares of Newcastle's common stock that it held. Approximately 2.8 million of such shares were distributed by Holdings to an affiliate of the Manager (see below); these shares are subject to a lock up agreement with the underwriters of Newcastle's initial public offering until October 2003. After such time, these shares are permitted to be sold subject to Rule 144 of the Securities Act, including the limitations thereunder.

In October 2002, Newcastle sold 7 million shares of its common stock in a public offering at a price to the public of $13.00 per share, for net proceeds of approximately $80 million. Newcastle had 23,490,057 shares of common stock outstanding at June 30, 2003.

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

Newcastle is party to a management agreement (the "Management Agreement") with Fortress Investment Group LLC (the "Manager"), an affiliate, under which the Manager advises Newcastle on various aspects of its business and manages its day-to-day operations, subject to the supervision of Newcastle's board of directors. For its services, the Manager receives an annual management fee and incentive compensation, both as defined in the Management Agreement. The Manager also manages, among other entities, Holdings and Fortress Investment Fund LLC ("Fund I").

The consolidated financial statements include the accounts of Newcastle and its controlled subsidiaries, subsequent to the date of commencement of its operations, and also include the accounts of its predecessor, Holdings, prior to such date.

Holdings is a Maryland corporation that invests in real estate-related assets on a global basis. Its primary businesses were (1) investing in real estate securities, (2) investing in operating real estate, primarily credit leased operating real estate, (3) investing in Fund I and (4) investing in distressed, sub-performing and performing residential and commercial mortgage loans, or portfolios thereof, and related properties acquired in foreclosure or by deed-in-lieu of foreclosure.

Holdings' investments in real estate securities and a portion of its investments in operating real estate were transferred to Newcastle. The operating real estate and mortgage loans distributed to Holdings have been treated as discontinued operations, because they constituted a component of an entity, while the other operations distributed to Holdings, including the investment in Fund I, have not been treated as such, because they did not constitute a component of an entity as defined in SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets."

The accompanying consolidated financial statements and related notes of Newcastle have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of Newcastle's financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These financial statements should be read in conjunction with Newcastle's December 31, 2002 consolidated financial statements and notes thereto included in Newcastle's annual report on Form 10-K filed with the Securities and Exchange Commission. Capitalized terms used herein, and not otherwise defined, are defined in Newcastle's December 31, 2002 consolidated financial statements.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2003

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

Summary financial data on Newcastle's segments is given below, together with a reconciliation to the same data for Newcastle as a whole (including its predecessor, through the date of the commencement of Newcastle's operations, as described in Note 1):

                                                 Real Estate     Operating         Mortgage
                                                 Securities      Real Estate         Loans         Unallocated      Total
                                                 -----------     -----------       ---------       -----------    -----------
June 30, 2003 and the Six Months then Ended
Gross revenues                                   $    55,438       $  12,045       $   6,444       $     72       $    73,999
Operating expenses                                      (329)         (5,678)           (665)        (6,879)          (13,551)
                                                 -----------       ---------       ---------       --------       -----------
Operating income (loss)                               55,109           6,367           5,779         (6,807)           60,448
Interest expense                                     (28,564)         (3,292)         (2,922)            --           (34,778)
Depreciation and amortization                             --          (1,486)             --             --            (1,486)
                                                 -----------       ---------       ---------       --------       -----------
Income (loss) from continuing operations              26,545           1,589           2,857         (6,807)           24,184
Income from discontinued operations                       --             336              --             --               336
                                                 -----------       ---------       ---------       --------       -----------
Net Income (Loss)                                $    26,545       $   1,925       $   2,857       $ (6,807)      $    24,520
                                                 ===========       =========       =========       ========       ===========
Revenue derived from non-US sources:
   Canada                                        $        --       $   8,825       $      --       $     --       $     8,825
                                                 ===========       =========       =========       ========       ===========
   Belgium                                       $        --       $   3,923       $      --       $     --       $     3,923
                                                 ===========       =========       =========       ========       ===========
Total assets                                     $ 1,725,485       $ 140,224         443,175       $ 19,757       $ 2,328,641
                                                 ===========       =========       =========       ========       ===========
Long-lived assets outside the US:
   Canada                                        $        --       $  52,787       $      --       $     --       $    52,787
                                                 ===========       =========       =========       ========       ===========
   Belgium                                       $        --       $  73,626       $      --       $     --       $    73,626
                                                 ===========       =========       =========       ========       ===========

Three Months Ended June 30, 2003
Gross revenues                                   $    30,895       $   6,229       $   3,483       $     72       $    40,679
Operating expenses                                      (171)         (2,685)           (406)        (3,637)           (6,899)
                                                 -----------       ---------       ---------       --------       -----------
Operating income (loss)                               30,724           3,544           3,077         (3,565)           33,780
Interest expense                                     (16,423)         (1,703)         (1,789)            --           (19,915)
Depreciation and amortization                             --            (775)             --             --              (775)
                                                 -----------       ---------       ---------       --------       -----------
Income (loss) from continuing operations              14,301           1,066           1,288         (3,565)           13,090
Income from discontinued operations                       --             327              --             --               327
                                                 -----------       ---------       ---------       --------       -----------
Net Income (Loss)                                $    14,301       $   1,393       $   1,288       $ (3,565)      $    13,417
                                                 ===========       =========       =========       ========       ===========
Revenue derived from non-US sources:
   Canada                                        $        --       $   4,602       $      --       $     --       $     4,602
                                                 ===========       =========       =========       ========       ===========
   Belgium                                       $        --       $   2,001       $      --       $     --       $     2,001
                                                 ===========       =========       =========       ========       ===========

Continuing on Page 8

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2003

                                              Real Estate    Operating      Mortgage
                                              Securities     Real Estate     Loans         Fund I      Unallocated       Total
                                              -----------    -----------    ---------     --------     -----------    -----------
December 31, 2002
Total assets                                  $ 1,138,767     $ 128,831     $ 259,381     $     --       $ 45,588     $ 1,572,567
                                              ===========     =========     =========     ========       ========     ===========
Long-lived assets outside the US:
   Canada                                     $        --     $  45,800     $      --     $     --       $     --     $    45,800
                                              ===========     =========     =========     ========       ========     ===========
   Belgium                                    $        --     $  67,852     $      --     $     --       $     --     $    67,852
                                              ===========     =========     =========     ========       ========     ===========
Six Months Ended June 30, 2002
Gross revenues                                $    36,281     $   9,727     $      --     $  3,287       $    165     $    49,460
Operating expenses                                   (233)       (4,691)           --       (3,861)        (5,198)        (13,983)
                                              -----------     ---------     ---------     --------       --------     -----------
Operating income (loss)                            36,048         5,036            --         (574)        (5,033)         35,477
Interest expense                                  (16,667)       (2,506)           --           --         (2,336)        (21,509)
Depreciation and amortization                          --        (1,358)           --         (329)          (101)         (1,788)
Equity in earnings (loss) of
unconsolidated subsidiaries                            --            --            --          303             59             362
                                              -----------     ---------     ---------     --------       --------     -----------
Income (loss) from continuing operations           19,381         1,172            --         (600)        (7,411)         12,542
Income (loss) from discontinued operations             --         2,216          (499)          --             --           1,717
                                              -----------     ---------     ---------     --------       --------     -----------
Net Income (Loss)                             $    19,381     $   3,388     $    (499)    $   (600)      $ (7,411)    $    14,259
                                              ===========     =========     =========     ========       ========     ===========
Revenue derived from non-US sources:
   Canada                                     $        --     $   7,752     $      --     $     --       $     --     $     7,752
                                              ===========     =========     =========     ========       ========     ===========
   Belgium                                    $        --     $   2,635     $      --     $     --       $     --     $     2,635
                                              ===========     =========     =========     ========       ========     ===========
   Italy                                      $        --     $      --     $     180     $     --       $     --     $       180
                                              ===========     =========     =========     ========       ========     ===========
Three Months Ended June 30, 2002
Gross revenues                                $    20,335     $   4,884     $      --     $ 13,884       $     67     $    39,170
Operating expenses                                   (123)       (2,448)           --       (8,031)        (2,513)        (13,115)
                                              -----------     ---------     ---------     --------       --------     -----------
Operating income (loss)                            20,212         2,436            --        5,853         (2,446)         26,055
Interest expense                                  (10,635)       (1,265)           --           --         (1,201)        (13,101)
Depreciation and amortization                          --          (724)           --         (165)           (49)           (938)
Equity in earnings (loss) of
unconsolidated subsidiaries                            --            --            --          782             32             814
                                              -----------     ---------     ---------     --------       --------     -----------
Income (loss) from continuing operations            9,577           447            --        6,470         (3,664)         12,830
Income (loss) from discontinued operations             --         1,038          (480)          --             --             558
                                              -----------     ---------     ---------     --------       --------     -----------
Net Income (Loss)                             $     9,577     $   1,485     $    (480)    $  6,470       $ (3,664)    $    13,388
                                              ===========     =========     =========     ========       ========     ===========
Revenue derived from non-US sources:
   Canada                                     $        --     $   3,834     $      --     $     --       $     --     $     3,834
                                              ===========     =========     =========     ========       ========     ===========
   Belgium                                    $        --     $     955     $      --     $     --       $     --     $       955
                                              ===========     =========     =========     ========       ========     ===========
   Italy                                      $        --     $      --     $      92     $     --       $     --     $        92
                                              ===========     =========     =========     ========       ========     ===========

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2003

3. REAL ESTATE SECURITIES

The following is a summary of Newcastle's real estate securities at June 30, 2003, all of which are classified as available for sale and are therefore marked to market through other comprehensive income pursuant to SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities." Unrealized losses that are considered other than temporary are recognized currently in income. There were no such losses incurred during the six months ended June 30, 2003.

                                                          Gross Unrealized                          Weighted Average
                                                        ---------------------                 ---------------------------------
                                Current                                                                                 Term to
                                 Face       Amortized                             Carrying     S&P                      Maturity
Portfolio I                     Amount      Cost Basis     Gains       Losses      Value      Rating  Coupon    Yield   (Years)
-----------                    ----------   ----------    --------    -------    ----------   ------  ------    -----   -------
   CMBS                        $  329,769   $  294,499    $ 32,119    $(2,806)   $  323,812     BB+     6.80%   9.26%      6.79
   Unsecured REIT debt            227,122      226,940      26,771       (408)      253,303     BBB     7.19%   7.27%      6.17
                               ----------   ----------    --------    -------    ----------   ------    ----    ----       ----
   Subtotal - Portfolio I         556,891      521,439      58,890     (3,214)      577,115     BB+     6.96%   8.39%      6.54
                               ----------   ----------    --------    -------    ----------   ------    ----    ----       ----

Portfolio II
   CMBS                           304,367      291,359      25,409       (438)      316,330     BBB-    6.33%   7.24%      6.81
   Unsecured REIT debt            109,426      108,501      15,040         --       123,541     BBB-    7.82%   7.90%      7.43
   Asset-backed securities         60,157       58,074       2,102     (1,719)       58,457     AA      7.30%   8.27%      7.21
                               ----------   ----------    --------    -------    ----------   ------    ----    ----       ----
   Subtotal - Portfolio II        473,950      457,934      42,551     (2,157)      498,328     BBB     6.80%   7.53%      7.00
                               ----------   ----------    --------    -------    ----------   ------    ----    ----       ----

Portfolio III
   CMBS                           325,910      339,306       6,445       (329)      345,422     BBB     5.94%   5.29%      6.66
   Unsecured REIT debt            105,110      109,937       5,331         --       115,268     BBB-    7.04%   6.32%      8.62
   Asset-backed securities         50,836       49,105       1,031       (167)       49,969     A+      4.27%   5.19%      5.39
                               ----------   ----------    --------    -------    ----------   ------    ----    ----       ----
   Subtotal - Portfolio III       481,856      498,348      12,807       (496)      510,659     BBB     6.00%   5.51%      6.95
                               ----------   ----------    --------    -------    ----------   ------    ----    ----       ----
Total Real Estate
   Securities*                 $1,512,697   $1,477,721    $114,248    $(5,867)   $1,586,102     BBB-    6.60%   7.15%      6.82
                               ==========   ==========    ========    =======    ==========   ======    ====    ====       ====


* Carrying value excludes restricted cash of $47.6 million included in Real Estate Securities pending its reinvestment. At June 30, 2003, the total current face amount of fixed rate securities was $1,318.9 million, and of floating rate securities was $193.8 million.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2003

4. RECENT ACTIVITIES

In February 2003, Newcastle sold its entire position in conforming residential mortgage loans (a portion of its mortgage loan portfolio) for gross proceeds of approximately $162.6 million at a gain of approximately $0.7 million. As a result of the sale, the existing repurchase agreement allocated to the conforming loans was satisfied for approximately $153.9 million. Simultaneously, Newcastle purchased additional non-conforming residential mortgage loans at a cost of approximately $210.2 million. In connection with this purchase, the outstanding balance of the existing repurchase agreement was increased by a net of $45.9 million, after the repayment described above.

In March 2003, Newcastle completed its third CBO financing ("CBO III") whereby a portfolio of real estate securities was contributed to a consolidated subsidiary which issued $472.0 million face amount of investment grade senior bonds and $28.0 million face amount of non-investment grade subordinated bonds in a private placement. At June 30, 2003, the subordinated bonds were retained by Newcastle and the $467.1 million carrying amount of senior bonds, which bore interest at a weighted average effective rate, including discount and cost amortization, of 2.29%, had an expected weighted average life of approximately
8.71 years. One class of the senior bonds bears a floating interest rate. Newcastle has obtained an interest rate swap and cap in order to hedge its exposure to the risk of changes in market interest rates with respect to these bonds, at an initial cost of approximately $1.3 million. CBO III's weighted average effective interest rate, including the effect of such hedges, was 3.96% at June 30, 2003.

In March 2003, Newcastle issued 2.5 million shares of its 9.75% Series B Cumulative Redeemable Preferred Stock (the "Series B Preferred") in a public, registered offering for net proceeds of approximately $60.1 million. The Series B Preferred has a $25 per share liquidation preference, no maturity date and no mandatory redemption. Newcastle has the option to redeem the Series B Preferred beginning in March 2008.

In March 2003, an affiliate of the Manager purchased an additional 50,000 shares of Holdings' common stock from a third party. In April 2003, Holdings repurchased 2,178 shares of Newcastle's common stock from an affiliate of the Manager.

Subsequent to Newcastle's initial public offering, options to purchase an aggregate of 12,000 shares of its common stock have been automatically granted by Newcastle to certain of its non-officer directors, in accordance with the terms of the Newcastle Stock Option and Incentive Award Plan (the "Award Plan").

In April 2003, Newcastle purchased additional non-conforming residential floating rate mortgage loans at a cost of approximately $148.3 million. The purchase was 95% financed subject to a floating rate repurchase agreement, which bears interest at LIBOR + 0.425% for a term commitment of six months.

In June 2003, Newcastle issued an aggregate of 1,540 shares of its common stock to its non-officer directors pursuant to the Award Plan.

In June 2003, Newcastle entered into an agreement with an investment bank whereby such bank will purchase up to $500 million of real estate securities (the "Portfolio IV Collateral"), subject to Newcastle's right, but not the obligation, to purchase such securities from them. This agreement is treated as a non-hedge derivative for accounting purposes and is therefore marked-to-market through current income; no material mark has been recorded through June 30, 2003. The Portfolio IV Collateral is expected to be included in a financing transaction in which Newcastle would acquire the equity interest ("CBO IV"). As of June 30, 2003, approximately $172.2 million of Portfolio IV Collateral had been accumulated. Through June 30, 2003, Newcastle made deposits aggregating approximately $12.5 million under such agreement (the "Portfolio IV Deposit"). If CBO IV is not consummated as a result of Newcastle's failure to acquire the equity interest or otherwise as a result of Newcastle's gross negligence or willful misconduct, Newcastle would be required to either purchase the Portfolio IV Collateral or pay the Realized Loss, as defined, up to the Portfolio IV Deposit. As of June 30, 2003, Newcastle estimated that the fair value of the securities purchased by such bank is in excess of the purchase price paid by such bank. Although Newcastle currently anticipates completing CBO IV in the near term, there is no assurance that CBO IV will be consummated or on what terms it will be consummated.

In July 2003, Newcastle sold 4.6 million shares of its common stock in a public offering at a price to public of $20.35 per share, for net proceeds of approximately $88.6 million. In connection with this offering, Newcastle granted an option to the Manager to purchase 460,000 shares of its common stock at the offering price. Subsequent to this offering, Newcastle had 28,090,057 shares of common stock outstanding.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2003

At June 30, 2003, Due To Affiliates was comprised of $1.4 million of preferred incentive compensation and $0.4 million of management fees and expense reimbursements payable to the Manager.

One of Newcastle's Other Securities represents a $3.0 million residual interest in a securitization of real estate securities. Newcastle has no funding or other obligations with respect to this securitization, which contained approximately $250 million of assets at June 30, 2003. Newcastle has not yet determined whether this interest represents a "variable interest entity" pursuant to FASB Interpretation No. 46 "Consolidation of Variable Interest Entities." Should such a determination be made, Newcastle would consolidate the gross assets and liabilities of the securitization beginning in the third quarter of 2003. This would increase both the assets and liabilities of Newcastle, but would not effect equity or net income.

5. DERIVATIVE INSTRUMENTS

The following table summarizes the notional amounts and fair (carrying) values of Newcastle's derivative financial instruments as of June 30, 2003.

                                                               Notional Amount  Fair Value   Longest Maturity
                                                               ---------------  ----------   ----------------
   Interest rate caps treated as hedges (A)                       $473,772         $5,197      October 2015

   Interest rate swaps, treated as hedges (B)                     $980,384      ($61,470)        March 2013

   Non-hedge derivative obligations (B)                                (C)       ($1,008)         July 2038

       (A) Included in Deferred Costs, Net.

       (B) Included in Derivative Liabilities.

       (C) Represents two essentially offsetting interest rate caps and two essentially offsetting interest rate swaps, each with notional amounts of $32.5 million, an interest rate cap with a notional amount of $17.5 million, and an interest rate cap with a notional amount of approximately $65.7 million.

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

The following is a reconciliation of the weighted average number of shares of common stock outstanding on a diluted basis.

                                                      THREE MONTHS ENDED             SIX MONTHS ENDED
                                                 --------------------------      --------------------------
                                                  JUNE 30,        JUNE 30,        JUNE 30,        JUNE 30,
                                                    2003            2002           2003             2002
                                                 ----------      ----------      ----------      ----------
Weighted average number of shares of common
   stock outstanding, basic                      23,488,652      16,488,517      23,488,585      16,488,517
Dilutive effect of stock options, based
   on the treasury stock method                     190,155              --         160,936              --
                                                 ----------      ----------      ----------      ----------
Weighted average number of shares of common
   stock outstanding, diluted                    23,678,807      16,488,517      23,649,521      16,488,517
                                                 ==========      ==========      ==========      ==========

Newcastle accounts for its stock options using the intrinsic value method pursuant to Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," whereby no compensation cost is recorded for options issued to employees (including directors) when the strike price is at market. If Newcastle had accounted for such options using the fair value method pursuant to SFAS No. 123 "Accounting for Stock-Based Compensation, as amended by SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure," the options issued during the six months ended June 30, 2003 to its directors would have been recorded as compensation expense at their fair value, which was immaterial (less than $10,000) on the date of grant.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following should be read in conjunction with the unaudited consolidated financial statements and notes included herein.

GENERAL

We were formed in June 2002 as a wholly owned subsidiary of Newcastle Investment Holdings Corp. (referred to as Holdings) for the purpose of separating the real estate securities and certain of the credit leased operating real estate businesses from Holdings' other investments. In July 2002, prior to our initial public offering, Holdings contributed to us certain assets and liabilities in exchange for 16,488,517 shares of our common stock (as adjusted for an October stock dividend).

For accounting purposes, this transaction is presented as a reverse spin-off, whereby Newcastle Investment Corp. is treated as the continuing entity and the assets that were retained by Holdings and not contributed to us are accounted for as if they were distributed at their historical book basis through a spin-off to Holdings. Our operations commenced on July 12, 2002.

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

On May 19, 2003, Holdings distributed to its stockholders all of the shares of Newcastle's common stock that it held. Approximately 2.8 million of such shares were distributed by Holdings to an affiliate of our manager; these shares are subject to a lock up agreement with the underwriters of Newcastle's initial public offering until October 2003. After such time, these shares are permitted to be sold subject to Rule 144 of the Securities Act, including the limitations thereunder.

We are organized and conduct our operations to qualify as a REIT for federal income tax purposes. As such, we will generally not be subject to federal income tax on that portion of our income that is distributed to stockholders if we distribute at least 90% of our REIT taxable income to our stockholders by prescribed dates and comply with various other requirements.

We conduct our business through three primary segments: (i) real estate securities, (ii) operating real estate, primarily credit leased operating real estate, including a portfolio of properties located in Canada, which we refer to as our Bell Canada portfolio, and a portfolio of properties located in Belgium, which we refer to as our LIV portfolio, and (iii) mortgage loans.

Our predecessor, Holdings, conducted its business through four primary segments:
(1) real estate securities, (2) operating real estate, primarily credit leased operating real estate, (3) its investment in Fortress Investment Fund LLC ("Fund I") and (4) mortgage loans. Holdings' investments in real estate securities and a portion of its investments in operating real estate were contributed to us. The operating real estate and mortgage loans distributed to Holdings have been treated as discontinued operations, because they constituted a component of an entity, while the other operations distributed to Holdings, including the investment in Fund I, have not been treated as such, because they did not constitute a component of an entity as defined in SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." Revenues attributable to each segment are disclosed below (unaudited) (in thousands).

For the Six        Real Estate      Operating     Mortgage
Months Ended       Securities      Real Estate     Loans         Fund I     Unallocated     Total
------------       ----------      -----------     -----         ------     -----------     -----
June 30, 2003        $55,438        $12,045        $6,444        $   --        $ 72        $73,999
June 30, 2002        $36,281        $ 9,727        $   --        $3,287        $165        $49,460

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

RESULTS OF OPERATIONS

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2003 TO THE SIX MONTHS ENDED JUNE 30, 2002

Interest income, derived primarily from our investments in real estate securities and mortgage loans, increased by $24.4 million, or 77%, from $31.5 million to $55.9 million. This increase is primarily the result of the acquisition of real estate securities used as collateral for the CBO II and CBO III financings ($18.4 million) as well as the acquisition of the mortgage loans ($5.7 million).

Rental and escalation income, derived from our Bell Canada and LIV portfolios, increased by $2.3 million, or 24%, from $9.7 million to $12.0 million. This increase is primarily the result of foreign currency fluctuations related to our Bell Canada and LIV portfolios. Escalation income represents contractual increases in rental income to offset increases in expenses or general price increases over a base amount.

Gain on settlement of investments increased by $1.1 million, from $5.0 million to $6.1 million, primarily as a result of a increase in the volume of sales of certain real estate securities. Sales of real estate securities are based on a number of factors including credit, asset type and industry and can be expected to increase or decrease from time to time. Periodic fluctuations in the volume of sales of securities is dependent upon, among other things, management's assessment of credit risk, asset concentration, portfolio balance and other factors. Furthermore, market conditions can reduce or eliminate the availability of gains. The increased volume of sales of securities during this period reflects management's determination that the portfolio required more adjustment than in prior periods.

Management fee and incentive income from affiliate related solely to our predecessor's investment in Fund I.

Interest expense increased by $13.3 million, or 62%, from $21.5 million to $34.8 million. This increase is primarily the result of interest on the CBO II and CBO III financings ($13.7 million), as well as interest on the financing of the mortgage loans ($2.9 million), offset by lower interest rates on the CBO I financing ($1.8 million) and the elimination of interest on our predecessor's line of credit ($2.3 million).

Property operating expense increased by $1.0 million, or 22%, from $4.2 million to $5.2 million, primarily as the result of foreign currency fluctuations related to our Bell Canada and LIV portfolios.

Loan servicing expense increased by $0.7 million, or 359%, from $0.2 million to $0.9 million, primarily as a result of the acquisition of the collateral for the CBO II and CBO III financings and the acquisition of the mortgage loans.

General and administrative expense increased by $0.2 million, or 13%, from $1.6 million to $1.8 million, primarily as a result of increased costs related to being a public company.

Management fee expense, excluding $4.5 million of management fee expense in 2002 relating to our predecessor's investment in Fund I, increased by $0.1 million, or 1%, from $2.7 million to $2.8 million, primarily as a result of our initial public offering and our preferred stock offering which increased our equity, offset by the distribution of assets to Holdings which reduced our equity.

Incentive compensation to affiliate, excluding an expense reversal of $0.6 million in 2002 related to our predecessor's investment in Fund I, increased by $1.6 million, from $1.4 million to $3.0 million, primarily as a result of increased earnings.

Depreciation and amortization decreased by $0.3 million, or 17%, from $1.8 million to $1.5 million, primarily as the result of the distribution to Holdings of depreciable assets.

Equity in earnings of unconsolidated subsidiaries related solely to our predecessor's activities.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments, and other general business needs. Additionally, to maintain our status as a REIT under the Internal Revenue Code, we must distribute annually at least 90% of our REIT taxable income. Our primary sources of funds for liquidity, in addition to our initial public offering, consist of net cash provided by operating activities, borrowings under loans and the issuance of debt and equity securities. Our loans and debt securities are generally secured directly by our investment assets. As of June 30, 2003, our real estate securities purchased in connection with our CBO financings as well as our Bell Canada portfolio were securitized, while our LIV portfolio, mortgage loan portfolio, and one of our other securities served as collateral for loans.

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

We expect to meet our short-term liquidity requirements generally through our cash flow provided by operations, as well as investment specific borrowings. In addition, at June 30, 2003 we had an unrestricted cash balance of $21.1 million and we raised net proceeds of approximately $88.6 million from a public offering of common stock in July 2003. Our cash flow provided by operations differs from our net income due to four primary factors: (i) depreciation of our operating real estate, (ii) accretion of discount on our real estate securities, discount on our debt obligations, and deferred hedge gains and losses, (iii) straight-lined rental income, and (iv) gains and losses. Proceeds from the sale of real estate securities which serve as collateral for our CBO financings, including gains thereon, are required to be retained in the CBO structure until the related bonds are retired and are therefore not available to fund current cash needs.

Our operating real estate is financed long-term and primarily leased to credit tenants with long-term leases and is therefore expected to generate generally stable current cash flows. Our real estate securities are also financed long-term and their credit status is continuously monitored; therefore, these investments are also expected to generate a generally stable current return, subject to interest rate fluctuations. See "Quantitative and Qualitative Disclosures About Market Risk -- Interest Rate Exposure" below. We consider our ability to generate cash to be adequate and expect it to continue to be adequate to meet operating requirements both in the short- and long-term.

We expect to meet our long-term liquidity requirements, specifically the repayment of our debt obligations, through additional borrowings and the liquidation or refinancing of our assets at maturity. We believe that the value of these assets is, and will continue to be, sufficient to repay our debt obligations at maturity. Our ability to meet our long-term liquidity requirements relating to capital required for the growth of our investment portfolio is subject to obtaining additional equity and debt financing. Decisions by investors and lenders to enter into such transactions with us will depend upon a number of factors, such as our historical and projected financial performance, compliance with the terms of our current credit arrangements, industry and market trends, the availability of capital and our investors' and lenders' policies and rates applicable thereto, and the relative attractiveness of alternative investment or lending opportunities.

We expect that our cash on hand and our cash flow provided by operations will satisfy our liquidity needs with respect to our current investment portfolio over the next twelve months. However, we currently expect to seek additional capital in order to grow our investment portfolio.

With respect to our operating real estate, we expect to incur approximately $1.0 million of tenant improvements in connection with the inception of leases and capital expenditures during the twelve months ending June 30, 2004.

The following table presents certain information regarding Newcastle's debt obligations as of June 30, 2003 (unaudited) (dollars in thousands):

                                                                                                   Weighted
                                                                                                    Average
                                                                                                   Effective
                                                                                        Stated     Interest    Weighted Average
                             Carrying Amount     Face Amount          Interest Rate    Maturity    Rate (B)     Expected Life
                             ---------------     -----------          -------------    --------    --------     -------------
CBO I Bonds                      $  430,558      $  437,500            See Below       July 2038    5.16%         4.86 Years
CBO II Bonds                        439,541         444,000            See Below       April 2037   6.06%         6.86 Years
CBO III Bonds                       467,070         472,000            See Below       March 2038   3.96%         8.71 Years
                                 ----------      ----------                                        -----          ----------
Total CBO bonds                   1,337,169       1,353,500                                         5.04%         6.86 Years
                                 ----------      ----------                                        -----          ----------
Bell Canada Securitization           40,477          41,284            See Below       April 2012   7.00%         2.55 Years
LIV Mortgage                         68,606          68,606              5.32%         Nov. 2006    6.17%         3.25 Years
CMBS Repo                             1,457           1,457           LIBOR+1.35%      One Month    2.45%          1 Month
Mortgage Loan Repo (A)              420,106         420,106           LIBOR+0.41%      Oct. 2003    1.52%          4 Months
                                 ----------      ----------
Total repurchase agreements         421,563         421,563
                                 ----------      ----------                                        ------
Total debt obligations           $1,867,815      $1,884,953                                         4.33%
                                 ==========      ==========                                        ======

(A) The counterparty on this repo is Bear Stearns Mortgage Capital Corporation.

(B) Including the effect of applicable hedges.

Our long-term debt obligations existing at June 30, 2003 (gross of $17.1 million of discounts) are expected to mature as follows (unaudited) (in millions):

Period from July 1, 2003 through December 31, 2003                 $ 422.0
2004                                                                   2.2
2005                                                                   1.8
2006                                                                  64.1
2007                                                                   0.0
2008                                                                   0.0
Thereafter                                                         1,394.9
                                                                 ---------
Total                                                            $ 1,885.0
                                                                 =========

CBO Bonds Payable

In July 1999, we completed our first CBO financing, CBO I, whereby a portfolio of real estate securities was contributed to a consolidated subsidiary which issued $437.5 million face amount of investment grade senior bonds and $62.5 million face amount of non-investment grade subordinated bonds, which were retained by us, in a private placement. Two classes of the senior bonds bear floating interest rates. In 1999, we obtained an interest rate swap and cap in order to hedge our exposure to the risk of changes in market interest rates with respect to these bonds, at an initial cost of approximately $14.3 million. In June 2003, we obtained an additional interest rate swap and cap in order to further hedge our exposure to the risk of changes in market interest rates with respect to these bonds, at an initial cost of approximately $1.1 million. In addition, in connection with the sale of two classes of bonds, we entered into two interest rate swaps and three interest rate cap agreements that do not qualify for hedge accounting.

In April 2002, we completed our second CBO financing, CBO II, whereby a portfolio of real estate securities was contributed to a consolidated subsidiary which issued $444.0 million face amount of investment grade senior bonds and $56.0 million face amount of non-investment grade subordinated bonds, which were retained by us, in a private placement. One class of the senior bonds bears a floating interest rate. We obtained an interest rate swap and cap in order to hedge our exposure to the changes in market interest rates with respect to these bonds, at an initial cost of $1.2 million.

In November 2001, we sold the retained subordinated $17.5 million Class E Note from CBO I to a third party. The Class E Note bore interest at a fixed rate of 8.0% and had a stated maturity of June 2038. The sale of the Class E Note represented an issuance of debt and was recorded as additional CBO bonds payable. In April 2002, a wholly owned subsidiary repurchased the Class E Note. The repurchase of the Class E Note represented a repayment of debt and was recorded as a reduction of CBO bonds payable. The Class E Note is included in the collateral for CBO II. The Class E Note is eliminated in consolidation.

In March 2003, we completed our third CBO financing, CBO III, whereby a portfolio of real estate securities was contributed to a consolidated subsidiary which issued $472.0 million face amount of investment grade senior bonds and $28.0 million face amount on non-investment grade subordinated bonds, which were retained by us, in a private placement. One class of the senior bonds bears a floating interest rate. We obtained an interest rate swap and cap in order to hedge our exposure to the risk of changes in market interest rates with respect to these bonds, at an initial cost of approximately $1.3 million.

In June 2003, we entered into an agreement with an investment bank whereby such bank will purchase up to $500 million of real estate securities (the "Portfolio IV Collateral"), subject to our right, but not the obligation, to purchase such securities from them. The agreement is treated as a non-hedge derivative for accounting purposes and is therefore marked-to-market through current income; no material mark has been recorded through June 30, 2003. The Portfolio IV Collateral is expected to be included in a financing transaction in which we would acquire the equity interest ("CBO IV"). As of June 30, 2003, approximately $172.2 million of Portfolio IV Collateral had been accumulated. Through June 30, 2003, we made deposits aggregating approximately $12.5 million under such agreement (the "Portfolio IV Deposit"). If CBO IV is not consummated as a result of our failure to acquire the equity interest or otherwise as a result of our gross negligence or willful misconduct, we would be required to either purchase the Portfolio IV Collateral or pay the Realized Loss, as defined, up to the Portfolio IV Deposit. As of June 30, 2003, we estimate that the fair value of the securities purchased by such bank is in excess of the purchase price paid by such bank. Although we currently anticipate completing CBO IV in the near term, there is no assurance that CBO IV will be consummated or on what terms it will be consummated.

Other Bonds Payable

In April 2002, we refinanced the Bell Canada portfolio through a securitization transaction denominated in CAD. We have retained one class of the issued bonds. In connection with this securitization, we guaranteed certain payments under an interest rate swap to be entered into in 2007 if the bonds are not fully repaid by such date. We believe the fair value of this guarantee is negligible at June 30, 2003.

Notes Payable

In November 2002, we refinanced the LIV portfolio with a loan denominated in EUR.

Repurchase Agreements

In November 2002, we purchased a portfolio of floating rate residential mortgage loans subject to floating rate financing. In February 2003, we sold our entire position in conforming residential mortgage loans (a portion of our mortgage loan portfolio) for gross proceeds of approximately $162.6 million at a gain of approximately $0.7 million. As a result of the sale, the existing repurchase agreement allocated to the conforming loans was satisfied for approximately $153.9 million. Simultaneously, we purchased additional non-conforming residential mortgage loans at a cost of approximately $210.2 million. In connection with this purchase, the outstanding balance of the existing repurchase agreement was increased by a net of $45.9 million, after the repayment described above. In April 2003, we purchased additional non-conforming residential mortgage loans at a cost of approximately $148.3 million, subject to approximately $140.9 million of additional financing.

Stockholders' Equity

In October 2002, we sold 7 million shares of our common stock in a public offering at a price to the public of $13.00 per share, for net proceeds of approximately $80 million.

In March 2003, we issued 2.5 million shares of our 9.75% Series B Cumulative Redeemable Preferred Stock (the "Series B Preferred") in a public, registered offering for net proceeds of approximately $60.1 million. The Series B Preferred has a $25 per share liquidation preference, no maturity date and no mandatory redemption. We have the option to redeem the Series B Preferred beginning in March 2008.

In July 2003, we sold 4.6 million shares of our common stock in a public offering at a price to public of $20.35 per share, for net proceeds of approximately $88.6 million. In connection with this offering, we granted an option to the Manager to purchase 460,000 shares of our common stock at the offering price. Subsequent to this offering, we had 28,090,057 shares of common stock outstanding.

We declared a dividend of $0.45 per share of common stock to our stockholders of record at the close of business on April 7, 2003, including Holdings and an affiliate of the Manager, for the quarter ended March 31, 2003. This dividend was paid in April 2003. We declared a dividend of $0.50 per share of common stock to our stockholders of record at the close of business on July 7, 2003, for the quarter ended June 30, 2003. This dividend was paid in July 2003.

Cash Flow

Net cash flow provided by operating activities decreased from $18.5 million for the six months ended June 30, 2002 to $12.9 million for the six months ended June 30, 2003. This change resulted from the acquisition and settlement of our investments as described above, including the distribution of investments to Holdings.

Investing activities (used) ($711.5 million) and ($393.1 million) during the six months ended June 30, 2003 and 2002, respectively. Investing activities consisted primarily of investments made in certain real estate securities and mortgage loans, net of proceeds from the settlement of investments as well as the sale of properties.

Financing activities provided $674.2 million and $356.9 million during the six months ended June 30, 2003 and 2002, respectively. The borrowings, debt and equity issuances described above served as the primary sources of cash flow from financing activities. Offsetting uses included the payment of related deferred financing costs (including the purchase of hedging instruments), the payment of dividends, and the repayment of debt obligations as described above.

See the consolidated statements of cash flows included in our consolidated financial statements included herein for a reconciliation of our cash position (including our predecessor's cash position prior to the commencement of our operations) for the periods described herein.

CREDIT AND INTEREST RATE RISK

We are subject to credit, spread and interest rate risk with respect to our investments in real estate securities.

The commercial mortgage-backed securities (CMBS) we invest in are generally junior in right of payment of interest and principal to one or more senior classes, but benefit from the support of one or more subordinate classes of securities or other form of credit support within a securitization transaction. The senior unsecured REIT debt securities we invest in reflect comparable credit risk. Credit risk refers to each individual borrower's ability to make required interest and principal payments on the scheduled due dates. We believe, based on our due diligence process, that these securities offer attractive risk-adjusted returns with long-term principal protection under a variety of default and loss scenarios. While the expected yield on these securities is sensitive to the performance of the underlying assets, the more subordinated securities or other features of the securitization transaction, in the case of mortgage backed securities, and the issuer's underlying equity and subordinated debt, in the case of REIT securities, are designed to bear the first risk of default and loss. We further minimize credit risk by actively monitoring our real estate securities portfolio and the underlying credit quality of our holdings and, where appropriate, repositioning our investments to upgrade the credit quality and yield on our investments.

Our real estate securities portfolio is diversified by asset type, industry, location and issuer. We believe that this diversification also helps to minimize the risk of capital loss.

At June 30, 2003, our real estate securities which serve as collateral for our CBO financings had an overall weighted average credit rating of approximately BBB-, and approximately 75% of these securities had an investment grade rating (BBB- or higher).

Our real estate securities are also subject to spread risk. The majority of such securities are fixed rate securities, which are valued based on a market credit spread over the rate payable on fixed rate U.S. Treasuries of like maturity. In other words, their value is dependent on the yield demanded on such securities by the market based on their credit relative to U.S. Treasuries. Excessive supply of such securities combined with reduced demand will generally cause the market to require a higher yield on such securities, resulting in the use of a higher (or "wider") spread over the benchmark rate (usually the applicable U.S. Treasury security yield) to value such securities. Under such conditions, the value of our real estate securities portfolio would tend to decline. Conversely, if the spread used to value such securities were to decrease (or "tighten"), the value of our real estate securities would tend to increase. Such changes in the market value of our real estate securities portfolio may affect our net equity, net income or cash flow directly through their impact on unrealized gains or losses on available-for-sale securities, and therefore our ability to realize gains on such securities, or indirectly through their impact on our ability to borrow and access capital. See " Quantitative and Qualitative Disclosures About Market Risk - Credit Spread Curve Exposure" below.

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

Our general financing strategy focuses on the use of match-funded structures. This means that we seek to match the maturities of our debt obligations with the maturities of our investments to minimize the risk that we have to refinance our liabilities prior to the maturities of our assets, and to reduce the impact of changing interest rates on earnings. In addition, we generally match-fund interest rates with like-kind debt (i.e., fixed rate assets are financed with fixed rate debt and floating rates assets are financed with floating rate debt), directly or through the use of interest rate swaps, caps, or other financial instruments, or through a combination of these strategies. Our financing strategy is dependent on our ability to place the match-funded debt we use to finance our real estate securities at spreads that provide a positive arbitrage. If spreads for CBO liabilities (i.e., bonds issued by CBOs) widen or if demand for such liabilities ceases to exist, then our ability to execute future CBO financings will be severely restricted. See "Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Exposure" below.

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

Our mortgage loan portfolio is also subject to spread risk. The majority of such loans are floating rate loans, which are valued based on a market credit spread to LIBOR. The value of the loans is dependent upon the yield demanded by the market based on their credit relative to LIBOR. The value of our portfolio would tend to decline should the market require a higher yield on such loans, resulting in the use of a higher spread over the benchmark rate (usually the applicable LIBOR yield). If the value of our mortgage loan portfolio were to decline, it could affect our ability to refinance such portfolio upon the maturity of the related repurchase agreement.

Any credit or spread losses incurred with respect to our mortgage loan portfolio would effect us in the same way as similar losses on our real estate securities portfolio as described above.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2003, we had the following material off-balance sheet arrangements:

- A $3.0 million equity interest in a securitization, described in Note 7 to our consolidated financial statements included in our December 31, 2002 annual report on Form 10-K filed with the Securities and Exchange Commission ("SEC").

- A guarantee of certain payments under an interest rate swap which may be entered into in 2007 in connection with the securitization of the Bell Canada portfolio, if the bonds are not fully repaid by such date. We believe the fair value of this guarantee is negligible at June 30, 2003.

In the first case, our potential loss is limited to the amount shown above which is included in our consolidated balance sheet. At this time, we do not anticipate a substantial risk of incurring a loss with respect to any of the arrangements.

INFLATION

Substantially all of our office leases provide for separate escalations of real estate taxes and operating expenses over a base amount, and/or increases in the base rent based on changes in a Belgian index with respect to the LIV portfolio. We believe that inflationary increases in expenses will generally be offset by the expense reimbursements and contractual rent increases described above.

We believe that our risk of increases in the market interest rates on our floating rate debt as a result of inflation is largely offset by our use of match-funding and hedging instruments as described above. See "Quantitative and Qualitative Disclosure About Market Risk -- Interest Rate Exposure" below.

FUNDS FROM OPERATIONS

We believe FFO is one appropriate measure of the performance of real estate companies because it provides investors with an understanding of our ability to incur and service debt and make capital expenditures. We also believe that FFO is an appropriate supplemental disclosure of operating performance for a REIT due to its widespread acceptance and use within the REIT and analyst communities. FFO, for our purposes, represents net income available for common stockholders (computed in accordance with GAAP), excluding extraordinary items, plus real estate depreciation, and after adjustments for unconsolidated subsidiaries, if any. We consider gains and losses on resolution of our investments to be a normal part of our recurring operations and therefore do not exclude such gains and losses when arriving at FFO. Adjustments for unconsolidated subsidiaries, if any, are calculated to reflect FFO on the same basis. FFO prior to the commencement of our operations includes certain adjustments related to our predecessor's investment in Fund I. FFO does not represent cash generated from operating activities in accordance with GAAP and therefore should not be considered an alternative to net income as an indicator of our operating performance or as an alternative to cash flow as a measure of liquidity and is not necessarily indicative of cash available to fund cash needs. Our calculation of FFO may be different from the calculation used by other companies and, therefore, comparability may be limited.

Funds from Operations (FFO), is calculated as follows (unaudited) (in thousands):

                                             For the Six    For the Three
                                             Months Ended   Months Ended
                                             June 30, 2003  June 30, 2003
                                             -------------  -------------
Income available for common stockholders        $22,793        $11,893
Operating real estate depreciation                1,460            756
                                                -------        -------
Funds from Operations (FFO)                     $24,253        $12,649
                                                =======        =======

Funds from Operations was derived from the Company's segments as follows (unaudited) (in thousands):

                                                            Average Invested
                                                                 Common
                                                             Equity for the    FFO for the Six   Return on
                                            Book Equity at  Six Months Ended    Months Ended    Common Equity
                                            June 30, 2003   June 30, 2003 (2)  June 30, 2003     (ROE) (3)
                                            -------------   -----------------  -------------     ---------
Real estate and other securities              $ 283,954         $ 234,981         $ 26,545         22.6%
Operating real estate                            39,148            39,377            3,385         17.2%
Mortgage loans                                   22,304            18,096            2,857         31.6%
Unallocated (1)                                 (57,905)           (4,063)          (8,534)         N/A
                                              ---------         ---------         --------         ----
Total (2)                                       287,501         $ 288,391         $ 24,253         16.8%
                                                                =========         ========         ====
Preferred stock                                  62,500
Accumulated depreciation                        (12,224)
Accumulated other comprehensive income           35,478
                                              ---------
Net book equity                               $ 373,255
                                              =========


                                                             Average Invested
                                                                 Common           FFO for
                                                              Equity for the      the Three      Return on
                                            Book Equity at  Three Months Ended  Months Ended    Common Equity
                                            June 30, 2003   June 30, 2003 (2)   June 30, 2003    (ROE) (3)
                                            -------------   -----------------   -------------    ---------
Real estate and other securities              $ 283,954         $ 251,955         $ 14,301         22.7%
Operating real estate                            39,148            39,163            2,149         21.9%
Mortgage loans                                   22,304            21,123            1,288         24.4%
Unallocated (1)                                 (57,905)          (25,296)          (5,089)         N/A
                                              ---------         ---------         --------         ----
Total (2)                                       287,501         $ 286,945         $ 12,649         17.6%
                                                                =========         ========         ====
Preferred stock                                  62,500
Accumulated depreciation                        (12,224)
Accumulated other comprehensive income           35,478
                                              ---------
Net book equity                               $ 373,255
                                              =========

(1) Unallocated FFO represents ($1,524) and ($1,727) of preferred dividends and ($3,565) and ($6,807) of corporate general and administrative expense, management fees and incentive compensation for the three and six months ended June 30, 2003, respectively.

(2) Invested common equity is equal to book equity gross of preferred stock, accumulated depreciation and accumulated other comprehensive income.

(3)   FFO divided by average invested common equity, annualized.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the exposure to loss resulting from changes in interest rates, credit spreads, foreign currency exchange rates, commodity prices and equity prices. The primary market risks that we are exposed to are interest rate risk, credit spread risk and foreign currency exchange rate risk. These risks are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. All of our market risk sensitive assets, liabilities and related derivative positions are for non-trading purposes only. For a further understanding of how market risk may affect Newcastle's financial position or operating results, please refer to the "Application of Critical Accounting Policies" section of Management's Discussion and Analysis.

INTEREST RATE EXPOSURE

Our primary interest rate exposures relate to our mortgage loans, real estate securities and floating rate debt obligations, as well as our interest rate swaps and caps. Changes in the general level of interest rates can effect our net interest income, which is the difference between the interest income earned on interest-earning assets and the interest expense incurred in connection with our interest-bearing liabilities. Changes in the level of interest rates also can affect, among other things, our ability to acquire mortgage loans and securities, the value of our mortgage loans and real estate securities, and our ability to realize gains from the settlement of such assets.

While we have not experienced any significant credit losses, in the event of a significant rising interest rate environment and/or economic downturn, loan and collateral defaults may increase and result in credit losses that would adversely affect our liquidity and operating results.

Our general financing strategy focuses on the use of match-funded structures. This means that we seek to match the maturities of our debt obligations with the maturities of our investments to minimize the risk that we have to refinance our liabilities prior to the maturities of our assets, and to reduce the impact of changing interest rates on earnings. In addition, we generally match-fund interest rates with like-kind debt (i.e., fixed rate assets are financed with fixed rate debt and floating rate assets are financed with floating rate debt), directly or through the use of interest rate swaps, caps, or other financial instruments, or through a combination of these strategies. Our financing strategy is dependent on our ability to place the match-funded debt we use to finance our real estate securities at spreads that provide a positive arbitrage. If spreads for CBO liabilities widen or if demand for such liabilities ceases to exits, then our ability to execute future CBO financings will be severely restricted.

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

While our strategy is to utilize interest rate swaps, caps and match-funded financing in order to limit the effects of changes in interest rates on our operations, there can be no assurance that our profitability will not be adversely affected during any period as a result of changing interest rates. As of June 30, 2003, a 100 basis point increase in short term interest rates would effect our earnings by no more than $0.4 million per annum.

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

CREDIT SPREAD CURVE EXPOSURE

Our real estate securities are also subject to spread risk. The majority of such securities are fixed rate securities, which are valued based on a market credit spread over the rate payable on fixed rate U.S. Treasuries of like maturity. In other words, their value is dependent on the yield demanded on such securities by the market based on their credit relative to U.S. Treasuries. Excessive supply of such securities combined with reduced demand will generally cause the market to require a higher yield on such securities, resulting in the use of higher (or "wider") spread over the benchmark rate (usually the applicable U.S. Treasury security yield) to value such securities. Under such conditions, the value of our real estate securities portfolio would tend to decline. Conversely, if the spread used to value such securities were to decrease (or "tighten"), the value of our real estate securities portfolio would tend to increase. Such changes in the market value of our real estate securities portfolio may effect our net equity, net income or cash flow directly through their impact on unrealized gains or losses on available-for-sale securities, and therefore our ability to realize gains on such securities, or indirectly through their impact on our ability to borrow and access capital.

Furthermore, shifts in the U.S. Treasury yield curve, which represents the market's expectations of future interest rates, would also effect the yield required on our securities and therefore their value. This would have similar effects on our real estate securities portfolio and our financial position and operations to a change in spreads.

As of June 30, 2003, a 25 basis point movement in credit spreads would impact our net book value by approximately $20.3 million, but would not directly affect our earnings or cash flow.

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

We have material investments in a portfolio of Belgian properties, the LIV portfolio, and a portfolio of Canadian properties, the Bell Canada portfolio. These properties are financed utilizing debt denominated in their respective local currencies (the Euro and the Canadian Dollar). The net equity invested in these portfolios at June 30, 2003, approximately $7.2 million and $20.5 million, respectively, is exposed to foreign currency exchange risk.

FAIR VALUES

For certain of our financial instruments, fair values are not readily available since there are no active trading markets as characterized by current exchanges between willing parties. Accordingly, fair values can only be derived or estimated for these investments using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated future cash flows is inherently subjective and imprecise. We note that minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values, and that the fair values reflected below are indicative of the interest rate, credit spread and currency rate environments as of June 30, 2003 and do not take into consideration the effects of subsequent interest rate, credit spread or currency rate fluctuations.

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

We held the following interest rate risk sensitive instruments at June 30, 2003 (unaudited) (dollars in thousands):

                                                                                   Weighted
                                                                    Principal       Average
                                                     Carrying      Balance or      Effective     Maturity
                                                      Amount     Notional Amount  Interest Rate    Date          Fair Value
                                                      ------     ---------------  -------------    ----          ----------
ASSETS:
Real estate securities, available for sale (A)      $1,633,675      $1,560,269        7.15%         (A)          $1,633,675
Real estate securities portfolio deposit (B)            12,518             (B)         (B)          (B)              12,518
Mortgage loans (C)                                     441,914         436,096        3.14%         (C)             441,914
Other securities, available for sale (D)                54,355          66,892        9.29%         (D)              54,355
Interest rate caps, treated as hedges (E)                5,197         473,772         N/A          (E)               5,197

LIABILITIES:
CBO bonds payable (F)                                1,337,169       1,353,500        5.04%         (F)           1,362,186
Other bonds payable (G)                                 40,477          41,284        7.00%      April 2012          39,877
Notes payable (G)                                       68,606          68,606        6.17%       Nov 2006           69,097
Repurchase agreements (H)                              421,563         421,563        1.52%      Short-term         421,563
Interest rate swaps, treated as hedges (I)              61,470         980,384         N/A          (I)              61,470
Non-hedge derivative obligations (J)                     1,008             (J)         N/A          (J)               1,008

(A) These securities serve as collateral for our CBO financings and contain various terms, including floating and fixed rates, self-amortizing and interest only. Their weighted average term to maturity is 6.82 years. The fair value of these securities is estimated by obtaining third party broker quotations, if available and practicable, or counterparty quotations.

(B) The real estate securities portfolio deposit was valued based on a counterparty quotation. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" for further discussion of this deposit, which relates to the Portfolio IV Collateral.

(C) This portfolio of mortgage loans bears a floating rate of interest and has a weighted average term to maturity of 23.67 years. We believe that for similar financial investments with comparable credit risks, the effective rate on this portfolio approximates the market rate. Accordingly, the carrying amount of this portfolio is believed to approximate fair value.

(D) These seven securities have maturity dates ranging from July 2005 to December 2027. Two of these securities represent subordinate and residual interests in securitizations, two represent asset-backed securities and three represent CMBS. The fair values of the former two securities, for which quoted market prices are not readily available, are estimated by means of a price/yield analysis based on our expected disposition strategies for such assets. The fair value of the other securities were obtained from third party broker quotations.

(E) These four agreements have notional balances of $223.6 million, $223.6 million, $18.0 million and $8.6 million, respectively, mature in March 2009, December 2004, October 2015 and June 2015, respectively, and cap 1-month LIBOR at 6.50%, 1-month LIBOR at 1.32%, 3-month LIBOR at 8.00% and 3-month LIBOR at 7.00%, respectively. The fair value of these agreements is estimated by obtaining counterparty quotations.

(F) For those bonds bearing floating rates at spreads over market indices, representing approximately $1,135.3 million of the carrying amount of the CBO bonds payable, we believe that for similar financial instruments with comparable credit risks, the effective rates approximate market rates. Accordingly, the carrying amount outstanding on these bonds is believed to approximate fair value. For those bonds bearing fixed interest rates, values were obtained by discounting expected future payments by a rate calculated by imputing a spread over a market index on the date of borrowing. The weighted average stated maturity of the CBO bonds payable is August 2036. The CBO bonds payable amortize principal prior to maturity based on collateral receipts, subject to reinvestment requirements.

(G) The Bell Canada Securitization and LIV Mortgage were valued by discounting expected future payments by a rate calculated by imputing a spread over a market index on the date of borrowing. They both amortize principal periodically with a balloon payment at maturity.

(H) These agreements bear floating rates of interest and we believe that for similar financial instruments with comparable credit risks, the effective rates approximate market rates. Accordingly, the carrying amounts outstanding are believed to approximate fair value. These agreements pay interest only prior to maturity.

(I) These four agreements have notional balances of $118.9 million, $295.4 million, $290.0 million and $276.1 million, respectively, mature in July 2005, March 2009, April 2011 and March 2013, respectively, and swap 1-month LIBOR for 6.1755%, 1-month LIBOR for 3.125%, 3-month LIBOR for 5.9325% and 3-month LIBOR for 3.865%, respectively. The fair value of these agreements is estimated by obtaining counterparty quotations.

(J) These are two essentially offsetting interest rate caps and two essentially offsetting interest rate swaps, each with notional amounts of $32.5 million, an interest rate cap with a notional balance of $17.5 million, and an interest rate cap with a notional balance of approximately $65.7 million. The maturity date of the purchased swap is July 2009; the maturity date of the sold swap is July 2014, the maturity date of the $32.5 million caps is July 2038, the maturity date of the $17.5 million cap is July 2009, and the maturity date of the $65.7 million cap is August 2004. They have been valued by reference to counterparty quotations.

We held the following currency rate risk sensitive balances at June 30, 2003 (unaudited) (U.S. dollars; dollars in thousands, except exchange rates):

                                                            Current       Effect of a 5%         Effect of a 5%
                               Carrying      Local          Exchange     Negative Change in    Negative Change in
                                Amount      Currency      Rate to USD       Euro Rate               CAD Rate
                                ------      --------      -----------       ---------               --------
Assets:
   LIV portfolio               $ 73,626       Euro           0.86873            $(3,681)                N/A
   Bell Canada portfolio         52,787       CAD            1.34670                N/A             $(2,639)
   LIV other, net                 2,175       Euro           0.86873               (109)                N/A
   Bell Canada other, net         8,172       CAD            1.34670                N/A                (409)

Liabilities:
   LIV mortgage                  68,606       Euro           0.86873              3,430                 N/A
   Bell Canada bonds             40,477       CAD            1.34670                N/A               2,024
                                                                                -------             -------
   Total                                                                        $  (360)             $(1,024)
                                                                                =======             =======


USD refers to U.S. dollars; CAD refers to Canadian dollars.

ITEM 4. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. The Company's disclosure controls and procedures are designed to provide reasonable assurance that information is recorded, processed, summarized and reported accurately and on a timely basis. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective.

(b) Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 29, 2003, the Company held its annual meeting of stockholders at the Four Seasons Hotel, 57 East 57th Street, New York, New York 10022.

Proxies for the meeting were solicited on behalf of the Board of Directors of the Company pursuant to Regulation 14A of the General Rules and Regulations of the Commission. There was no solicitation in opposition to the Board of Directors' nominees for election as directors as listed in the Proxy Statement, and all nominees were elected.

The stockholders voted, in person or by proxy, on (i) a proposal to elect (a) two Class I directors to serve until the 2006 annual meeting of stockholders or until their respective successors are elected and duly qualified; and (b) one Class III director to serve until the 2005 annual meeting of stockholders or until his respective successor is elected and duly qualified; and (ii) a proposal to approve the appointment of Ernst and Young LLP as independent auditors for the Company for fiscal year 2003.

The results of the voting are shown below:

Proposal 1: Election of Directors

Name                                        For                     Withheld Vote
----                                        ---                     -------------
Stuart A. McFarland                         22,404,782                 368,714
Peter M. Miller                             22,404,782                 368,714
David K. McKown                             22,404,782                 368,714

Proposal 2: Election of Independent Auditors.

For:                                        22,604,432
Against:                                       163,911
Abstain:                                         5,153
Broker Non-vote:                                    --

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits filed with this Form 10-Q:

      3.1 Articles of Amendment and Restatement (incorporated by reference to the Registrant's Registration Statement on Form S-11 (File No. 333-90578), Exhibit 3.1).

      3.2 By-laws (incorporated by reference to the Registrant's Registration Statement on Form S-11 (File No. 333-90578), Exhibit 3.2).

      3.3 Articles Supplementary Relating to the Series B Preferred Stock (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2003, Exhibit 3.3).

      4.1 Rights Agreement between the Registrant and American Stock Transfer and Trust Company, as Rights Agent, dated October 16, 2002 (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2002, Exhibit 4.1).

      10.1 Amended and Restated Management and Advisory Agreement by and among the Registrant and Fortress Investment Group LLC, dated June 23, 2003 (incorporated by reference to the Registrant's Registration Statement on Form S-11 (File No. 333-106135), Exhibit 10.1).

      31.1  Certification of Chief Executive Officer as adopted pursuant to
            Section 302 of the Sarbanes-Oxley Act of 2002.

      31.2  Certification of Chief Financial Officer as adopted pursuant to
            Section 302 of the Sarbanes-Oxley Act of 2002.

      32.1  Certification of Chief Executive Officer pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      32.2  Certification of Chief Financial Officer pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                           NEWCASTLE INVESTMENT CORP.
                           --------------------------
                                  (REGISTRANT)

                                                    By:  /s/ Wesley R. Edens
                                                         -----------------------
                                                         Wesley R. Edens
                                                         Chairman of the Board
                                                         Chief Executive Officer
                                                         Date: August 7, 2003



                                                    By:  /s/ Debra A. Hess
                                                         -----------------------
                                                         Debra A. Hess
                                                         Chief Financial Officer
                                                         Date: August 7, 2003