Form 10-Q
period 2003-09-30
NEWCASTLE INVESTMENT CORP
filed 2003-11-12
CIK 1175483

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

                                       or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________

                        Commission File Number: 001-31458

                           NEWCASTLE INVESTMENT CORP.
                           --------------------------

             (Exact name of registrant as specified in its charter)

                  Maryland                                       81-0559116
---------------------------------------------                -------------------
(State or other jurisdiction of incorporation                 (I.R.S. Employer
or organization)                                             Identification No.)

           1251 Avenue of the Americas, New York, NY           10020
           -----------------------------------------           -----
            (Address of principal executive offices)         (Zip Code)

                                 (212) 798-6100
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

   --------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

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

COMMON STOCK, $0.01 PAR VALUE PER SHARE: 28,090,057 OUTSTANDING AS OF NOVEMBER 10, 2003.

                           NEWCASTLE INVESTMENT CORP.
                                    FORM 10-Q

                                      INDEX

                                                                                                                                PAGE
                                                                                                                                ----
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets as of September 30, 2003 (unaudited) and December 31, 2002                                 1

          Consolidated Statements of Income (unaudited) for the three and nine months ended September 30, 2003 and 2002          2

          Consolidated Statements of Stockholders' Equity (unaudited) for the nine months ended September 30, 2003 and 2002      3

          Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2003 and 2002                4

          Notes to Consolidated Financial Statements (unaudited)                                                                 6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations                                  13

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                                                             24

Item 4.   Controls and Procedures                                                                                                28

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                                                                      29

Item 2.   Changes in Securities and Use of Proceeds                                                                              29

Item 3.   Defaults upon Senior Securities                                                                                        29

Item 4.   Submission of Matters to a Vote of Security Holders                                                                    29

Item 5.   Other Information                                                                                                      29

Item 6.   Exhibits and Reports on Form 8-K                                                                                       29

SIGNATURES                                                                                                                       30

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

This report contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, the operating performance of our investments and financing needs. Forward-looking statements are generally identifiable by use of forward-looking terminology such as "may," "will," "should," "potential," "intend," "expect," "endeavor," "seek," "anticipate," "estimate," "overestimate," "underestimate," "believe," "could," "project," "predict," "continue" or other similar words or expressions. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to, changes in economic conditions generally and the real estate and bond markets specifically; adverse changes in the financing markets we access affecting our ability to finance our real estate securities portfolios in general, or in a manner that maintains our historic net spreads; changes in interest rates and/or credit spreads, as well as the success of our hedging strategy in relation to such changes; the quality and size of the investment pipeline and the rate at which we can invest our cash, including cash obtained in connection with CBO financings; impairments in the value of the collateral underlying our real estate securities; the relation of any impairments in the value of our real estate securities portfolio or operating real estate to our judgments as to whether changes in the market value of our securities are temporary or not and whether circumstances bearing on the value of our operating real estate warrant changes in carrying values; carrying changes in the markets; legislative/regulatory changes; completion of pending investments; the availability and cost of capital for future investments; competition within the finance and real estate industries; and other risks detailed from time to time in our SEC reports. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect our management's views as of the date of this report. The factors noted above could cause our actual results to differ significantly from those contained in any forward-looking statement. For a discussion of our critical accounting policies see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Application of Critical Accounting Policies."

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

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

                                                                                 SEPTEMBER 30, 2003
                                                                                    (UNAUDITED)        DECEMBER 31, 2002
                                                                                 ------------------    -----------------
ASSETS
  Real estate securities, available for sale                                     $        2,117,278    $       1,069,892
  Real estate securities portfolio deposit                                                        -               37,777
  Operating real estate, net                                                                126,606              113,652
  Real estate held for sale                                                                       -                3,471
  Mortgage loans, net                                                                       427,197              258,198
  Other securities, available for sale                                                       33,649               11,209
  Cash and cash equivalents                                                                  94,099               45,463
  Restricted cash                                                                            13,445               10,380
  Deferred costs, net                                                                         9,137                6,489
  Receivables and other assets                                                               23,512               16,036
                                                                                 ------------------    -----------------
                                                                                 $        2,844,923    $       1,572,567
                                                                                 ==================    =================
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  CBO bonds payable                                                              $        1,792,503    $         868,497
  Other bonds payable                                                                        40,381               37,389
  Notes payable                                                                              69,237               62,952
  Repurchase agreements                                                                     407,740              248,169
  Derivative liabilities                                                                     53,791               54,095
  Dividends payable                                                                          15,061                9,161
  Due to affiliates                                                                           2,046                1,335
  Accrued expenses and other liabilities                                                      8,145                6,728
                                                                                 ------------------    -----------------
                                                                                          2,388,904            1,288,326
                                                                                 ------------------    -----------------

STOCKHOLDERS' EQUITY
  Preferred stock, $0.01 par value, 100,000,000 shares authorized, 2,500,000 shares of Series B Cumulative Redeemable Preferred Stock, liquidation
    preference $25.00 per share, issued and outstanding at September 30, 2003                62,500                    -
  Common stock, $0.01 par value, 500,000,000 shares authorized, 28,090,057 and
    23,488,517 shares issued and outstanding at September 30, 2003 and
    December 31, 2002, respectively                                                             281                  235

  Additional paid-in capital                                                                377,100              290,935

  Dividends in excess of earnings                                                           (14,350)             (13,966)

  Accumulated other comprehensive income                                                     30,488                7,037
                                                                                 ------------------    -----------------
                                                                                            456,019              284,241
                                                                                 ------------------    -----------------
                                                                                 $        2,844,923    $       1,572,567
                                                                                 ==================    =================

See accompanying notes

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(dollars in thousands, except share data)

                                                               THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                     --------------------------------------  --------------------------------------
                                                     SEPTEMBER 30, 2003  SEPTEMBER 30, 2002  SEPTEMBER 30, 2003  SEPTEMBER 30, 2002
                                                     ------------------  ------------------  ------------------  ------------------
REVENUES
  Interest income                                    $           33,909  $           20,202  $           89,771  $           51,693
  Rental and escalation income                                    5,621               5,035              17,639              14,751
  Gain on settlement of investments                               2,928               2,604               9,047               7,605
  Management fee from affiliate                                       -                   -                   -               4,470
  Incentive income from affiliate                                     -                   -                   -              (1,218)
                                                     ------------------  ------------------  ------------------  ------------------
                                                                 42,458              27,841             116,457              77,301
                                                     ------------------  ------------------  ------------------  ------------------
EXPENSES
  Interest expense                                               20,220              13,483              54,998              34,992
  Property operating expense                                      2,223               2,131               7,380               6,363
  Loan servicing expense                                            665                 126               1,588                 327
  General and administrative expense                                673                 659               2,434               2,214
  Management fee to affiliate                                     1,783                 917               4,537               8,085
  Incentive compensation to affiliate                             1,436                 614               4,392               1,441
  Depreciation and amortization                                     776                 695               2,262               2,483
                                                     ------------------  ------------------  ------------------  ------------------
                                                                 27,776              18,625              77,591              55,905
                                                     ------------------  ------------------  ------------------  ------------------
  Income before equity in earnings (losses) of
    unconsolidated subsidiaries                                  14,682               9,216              38,866              21,396
  Equity in earnings (losses) of unconsolidated
    subsidiaries                                                      -                   -                   -                 362
                                                     ------------------  ------------------  ------------------  ------------------
Income from continuing operations                                14,682               9,216              38,866              21,758
Income (loss) from discontinued operations                           24              (1,712)                360                   5
                                                     ------------------  ------------------  ------------------  ------------------
NET INCOME                                                       14,706               7,504              39,226              21,763

Preferred dividends and related accretion                        (1,523)                  -              (3,250)             (1,162)
                                                     ------------------  ------------------  ------------------  ------------------
INCOME AVAILABLE FOR COMMON STOCKHOLDERS             $           13,183  $            7,504  $           35,976  $           20,601
                                                     ==================  ==================  ==================  ==================
NET INCOME PER SHARE OF COMMON STOCK, BASIC          $             0.48  $             0.46  $             1.45  $             1.25
                                                     ==================  ==================  ==================  ==================
NET INCOME PER SHARE OF COMMON STOCK, DILUTED        $             0.48  $             0.46  $             1.44  $             1.25
                                                     ==================  ==================  ==================  ==================
Income from continuing operations per share of
  common stock, after preferred dividends
  and related accretion, basic                       $             0.48  $             0.56  $             1.44  $             1.25
                                                     ==================  ==================  ==================  ==================
Income from continuing operations per share of
  common stock, after preferred dividends and
  related accretion, diluted                         $             0.48  $             0.56  $             1.43  $             1.25
                                                     ==================  ==================  ==================  ==================
Income (loss) from discontinued operations per
  share of common stock, basic                       $             0.00  $            (0.10) $             0.01  $             0.00
                                                     ==================  ==================  ==================  ==================
Income (loss) from discontinued operations per
  share of common stock, diluted                     $             0.00  $            (0.10) $             0.01  $             0.00
                                                     ==================  ==================  ==================  ==================
WEIGHTED AVERAGE NUMBER OF SHARES OF
  COMMON STOCK OUTSTANDING, BASIC                            27,340,057          16,488,517          24,786,517          16,488,517
                                                     ==================  ==================  ==================  ==================
WEIGHTED AVERAGE NUMBER OF SHARES OF
  COMMON STOCK OUTSTANDING, DILUTED                          27,620,076          16,488,517          24,987,583          16,488,517
                                                     ==================  ==================  ==================  ==================

DIVIDENDS DECLARED PER COMMON SHARE                  $             0.50  $             0.40  $             1.45  $             1.60
                                                     ==================  ==================  ==================  ==================

See accompanying notes

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
(dollars in thousands)

                                                                             PREFERRED STOCK        COMMON STOCK
                                                                           -------------------   -------------------
                                                                            SHARES     AMOUNT      SHARES     AMOUNT
                                                                           ---------  --------   ----------   ------
STOCKHOLDERS' EQUITY - DECEMBER 31, 2002                                           -  $      -   23,488,517   $  235
Dividends declared                                                                 -         -            -        -
Issuance of preferred stock                                                2,500,000    62,500            -        -
Issuance of common stock to directors                                              -         -        1,540        -
Issuance of common stock                                                           -         -    4,600,000       46
Comprehensive income:
  Net income                                                                       -         -            -        -
  Unrealized gain on securities                                                    -         -            -        -
  Realized (gain) on securities: reclassification adjustment                       -         -            -        -
  Foreign currency translation                                                     -         -            -        -
  Unrealized (loss) on derivatives designated as cash flow hedges                  -         -            -        -

  Total comprehensive income
                                                                           ---------  --------   ----------   ------
Stockholders' equity - September 30, 2003                                  2,500,000  $ 62,500   28,090,057   $  281
                                                                           =========  ========   ==========   ======
STOCKHOLDERS' EQUITY - DECEMBER 31, 2001                                                         16,488,517   $  165
Dividends declared by predecessor prior to commencement of our operations                                 -        -
Distribution to predecessor upon commencement of our operations                                           -        -
Dividends declared to predecessor after commencement of our operations,
  but prior to our initial public offering                                                                -        -
Comprehensive income:
  Net income                                                                                              -        -
  Unrealized gain on securities                                                                           -        -
  Realized (gain) on securities: reclassification adjustment                                              -        -
  Foreign currency translation                                                                            -        -
  Foreign currency translation: reclassification adjustment                                               -        -
  Unrealized (loss) on derivatives designated as cash flow hedges                                         -        -
  Realized (gain) on derivatives designated as cash flow hedges:
    reclassification adjustment                                                                           -        -

  Total comprehensive income
                                                                                                 ----------   ------
  Stockholders' equity - September 30, 2002                                                      16,488,517   $  165
                                                                                                 ==========   ======

                                                                                                             ACCUM.
                                                                                              DIVIDENDS      OTHER    TOTAL STOCK-
                                                                             ADDITIONAL     IN EXCESS OF     COMP.      HOLDERS'
                                                                           PD. IN CAPITAL     EARNINGS      INCOME       EQUITY
                                                                           --------------   ------------   --------   ------------
STOCKHOLDERS' EQUITY - DECEMBER 31, 2002                                   $      290,935   $    (13,966)  $  7,037   $    284,241
Dividends declared                                                                      -        (39,610)         -        (39,610)
Issuance of preferred stock                                                        (2,436)             -          -         60,064
Issuance of common stock to directors                                                  30              -          -             30
Issuance of common stock                                                           88,571              -          -         88,617
Comprehensive income:
  Net income                                                                            -         39,226          -         39,226
  Unrealized gain on securities                                                         -              -     32,654         32,654
  Realized (gain) on securities: reclassification adjustment                            -              -     (9,260)        (9,260)
  Foreign currency translation                                                          -              -      3,991          3,991
  Unrealized (loss) on derivatives designated as cash flow hedges                       -              -     (3,934)        (3,934)
                                                                                                                      ------------
  Total comprehensive income                                                                                                62,677
                                                                           --------------   ------------   --------   ------------
Stockholders' equity - September 30, 2003                                  $      377,100   $    (14,350)  $ 30,488   $    456,019
                                                                           ==============   ============   ========   ============
STOCKHOLDERS' EQUITY - DECEMBER 31, 2001                                   $      309,356   $     (7,767)  $  8,791   $    310,545
Dividends declared by predecessor prior to commencement of our operations               -        (20,949)         -        (20,949)
Distribution to predecessor upon commencement of our operations                   (98,378)             -    (11,075)      (109,453)
Dividends declared to predecessor after commencement of our operations,
  but prior to our initial public offering                                              -         (6,595)         -         (6,595)
Comprehensive income:
  Net income                                                                            -         21,763          -         21,763
  Unrealized gain on securities                                                         -              -     80,799         80,799
  Realized (gain) on securities: reclassification adjustment                            -              -     (2,550)        (2,550)
  Foreign currency translation                                                          -              -      3,364          3,364
  Foreign currency translation: reclassification adjustment                             -              -       (258)          (258)
  Unrealized (loss) on derivatives designated as cash flow hedges                       -              -    (50,629)       (50,629)
  Realized (gain) on derivatives designated as cash flow hedges:
    reclassification adjustment                                                         -              -       (130)          (130)
                                                                                                                      ------------
  Total comprehensive income                                                                                                52,359
                                                                           --------------   ------------   --------   ------------
  Stockholders' equity - September 30, 2002                                $      210,978   $    (13,548)  $ 28,312   $    225,907
                                                                           ==============   ============   ========   ============

See accompanying notes

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
(dollars in thousands)

                                                                                                  NINE MONTHS ENDED
                                                                                      ----------------------------------------
                                                                                      SEPTEMBER 30, 2003    SEPTEMBER 30, 2002
                                                                                      ------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net income                                                                          $           39,226    $           21,763

  Adjustments to reconcile net income to net cash provided by operating activities
   (inclusive of amounts related to discontinued operations):
    Depreciation and amortization                                                                  2,263                 7,882
    Accretion of discount and other amortization                                                  (3,097)               (3,135)
    Equity in (earnings) losses of unconsolidated subsidiaries                                         -                  (362)
    Accrued incentive (income) loss from affiliate                                                     -                 1,218
    Non-cash incentive compensation to affiliate                                                       -                    14
    Deferred rent                                                                                 (1,292)               (1,149)
    Gain on settlement of investments                                                             (9,182)               (5,935)
    Unrealized gain on non-hedge derivatives                                                      (3,065)                    -
    Non-cash directors' compensation                                                                  30                     -

  Change in:
    Restricted cash                                                                               (2,972)               (5,880)
    Receivables and other assets                                                                  (5,957)               (3,956)
    Due to affiliates                                                                                711                (1,002)
    Accrued expenses and other liabilities                                                         2,194                 5,876
                                                                                      ------------------    ------------------
      Net cash provided by operating activities                                                   18,859                15,334
                                                                                      ------------------    ------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase and improvement of operating real estate                                                 (316)               (2,254)
  Proceeds from sale of operating real estate                                                      5,228                42,826
  Purchase of mortgage loans                                                                    (358,594)                    -
  Repayments of loan and security principal                                                       61,618                12,055
  Proceeds from settlement of mortgage loans                                                     164,406                   364
  Contributions to unconsolidated subsidiaries                                                         -               (19,991)
  Distributions from unconsolidated subsidiaries                                                       -                 8,265
  Purchase of real estate securities                                                          (1,086,214)             (646,420)
  Proceeds from sale of real estate securities                                                   145,993               225,923
  Deposit on real estate securities                                                              (40,602)                    -
  Payment of deferred transaction costs                                                                -                (1,432)
  Purchase of other securities                                                                   (48,692)               (6,941)
                                                                                      ------------------    ------------------
      Net cash used in investing activities                                                   (1,157,173)             (387,605)
                                                                                      ------------------    ------------------

Continued on Page 5

See accompanying notes

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
(dollars in thousands)

                                                                                   NINE MONTHS ENDED
                                                                       ----------------------------------------
                                                                       SEPTEMBER 30, 2003    SEPTEMBER 30, 2002
                                                                       ------------------    ------------------
CASH FLOWS FROM FINANCING ACTIVITIES

  Borrowings under repurchase agreements                                          340,591                     -
  Repayments of repurchase agreements                                            (181,020)                    -
  Repayments of notes payable                                                        (667)              (65,840)
  Issuance of CBO bonds payable                                                   921,513               438,787
  Repayments of CBO bonds payable                                                       -               (17,742)
  Issuance of other bonds payable                                                       -                37,169
  Repayments of other bonds payable                                                (3,084)               (8,151)
  Draws under credit facility                                                           -                20,000
  Repayments of credit facility                                                         -                (1,750)
  Issuance of preferred stock                                                      62,500                     -
  Costs related to issuance of preferred stock                                     (2,436)                    -
  Redemption of preferred stock                                                         -               (20,410)
  Issuance of common stock                                                         93,610                     -
  Costs related to issuance of common stock                                        (4,993)                    -
  Dividends paid                                                                  (33,710)              (19,938)
  Distribution of cash to predecessor                                                   -               (12,423)
  Payment of deferred financing costs                                              (5,354)               (1,672)
                                                                       ------------------    ------------------
     Net cash provided by financing activities                                  1,186,950               348,030
                                                                       ------------------    ------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               48,636               (24,241)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                     45,463                31,360
                                                                       ------------------    ------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                               $           94,099    $            7,119
                                                                       ==================    ==================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

  Cash paid during the period for interest expense                     $           53,714    $           42,608

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

  Common stock dividends declared but not paid                         $           14,045    $            6,595
  Preferred stock dividends declared but not paid                      $            1,016    $                -
  Deposits used in acquisition of real estate securities               $           81,492    $           23,631
  Contribution of assets to unconsolidated subsidiary                  $                -    $            1,454
  Distribution of non-cash assets and liabilities to predecessor       $                -    $          109,453

See accompanying notes

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2003
(dollars in tables in thousands, except per share data)

1. GENERAL

Newcastle Investment Corp. (and subsidiaries, "Newcastle") is a Maryland corporation that was formed in June 2002. Newcastle conducts its business through three primary segments: (i) real estate securities, (ii) operating real estate, primarily credit leased operating real estate, and (iii) mortgage loans.

Newcastle was formed as a wholly owned subsidiary of Newcastle Investment Holdings Corp. ("Holdings") for the purpose of separating the real estate securities and certain of the credit leased operating real estate businesses from Holdings' other investments. Prior to Newcastle's initial public offering, Holdings contributed to Newcastle certain assets and liabilities in exchange for 16,488,517 shares of Newcastle's common stock. For accounting purposes, this transaction is presented as a reverse spin-off, whereby Newcastle is treated as the continuing entity and the assets that were retained by Holdings and not contributed to Newcastle are accounted for as if they were distributed at their historical book basis through a spin-off to Holdings. Newcastle's operations commenced on July 12, 2002. On May 19, 2003, Holdings distributed to its stockholders all of the shares of Newcastle's common stock that it held. Approximately 2.8 million of such shares were distributed by Holdings to an affiliate of the Manager (see below).

In October 2002, Newcastle sold 7 million shares of its common stock in a public offering at a price to the public of $13.00 per share, for net proceeds of approximately $80 million. In July 2003, Newcastle sold 4.6 million shares of its common stock in a pubic offering at a price to the public of $20.35 per share, for net proceeds of approximately $88.6 million. Newcastle had 28,090,057 shares of common stock outstanding at September 30, 2003.

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

Holdings is a Maryland corporation that invests in real estate-related assets on a global basis. Its primary businesses as our predecessor were (1) investing in real estate securities, (2) investing in operating real estate, primarily credit leased operating real estate, (3) investing in Fund I and (4) investing in distressed, sub-performing and performing residential and commercial mortgage loans, or portfolios thereof, and related properties acquired in foreclosure or by deed-in-lieu of foreclosure.

Holdings' investments in real estate securities and a portion of its investments in operating real estate were transferred to Newcastle in connection with Newcastle's organization. The operating real estate and mortgage loans distributed to Holdings have been treated as discontinued operations, because they constituted a component of an entity, while the other operations distributed to Holdings, including the investment in Fund I, have not been treated as such, because they did not constitute a component of an entity as defined in SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets."

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2003

Commission. Capitalized terms used herein, and not otherwise defined, are defined in Newcastle's December 31, 2002 consolidated financial statements.

2. INFORMATION REGARDING BUSINESS SEGMENTS

Newcastle conducts its business through three primary segments: real estate securities, operating real estate and mortgage loans.

Holdings conducted its business as our predecessor in four primary segments: real estate securities, operating real estate, mortgage loans, and its investment in Fund I.

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

Summary financial data on Newcastle's segments is given below, together with a reconciliation to the same data for Newcastle as a whole (including its predecessor, through the date of the commencement of Newcastle's operations, as described in Note 1):

                                                       Real Estate    Operating Real     Mortgage
                                                        Securities         Estate         Loans       Unallocated        Total
                                                       ------------   --------------   ------------   ------------   ------------
September 30, 2003 and the Nine Months then Ended
Gross revenues                                         $     88,882   $       17,677   $      9,732   $        166   $    116,457
Operating expenses                                             (604)          (8,037)        (1,097)       (10,593)       (20,331)
                                                       ------------   --------------   ------------   ------------   ------------
Operating income (loss)                                      88,278            9,640          8,635        (10,427)        96,126
Interest expense                                            (45,522)          (4,966)        (4,510)             -        (54,998)
Depreciation and amortization                                     -           (2,262)             -              -         (2,262)
                                                       ------------   --------------   ------------   ------------   ------------
Income (loss) from continuing operations                     42,756            2,412          4,125        (10,427)        38,866
Income from discontinued operations                               -              360              -              -            360
                                                       ------------   --------------   ------------   ------------   ------------
Net Income (Loss)                                      $     42,756   $        2,772   $      4,125   $    (10,427)  $     39,226
                                                       ============   ==============   ============   ============   ============
Revenue derived from non-US sources:
  Canada                                               $          -   $       12,774   $          -   $          -   $     12,774
                                                       ============   ==============   ============   ============   ============
  Belgium                                              $          -   $        5,609   $          -   $          -   $      5,609
                                                       ============   ==============   ============   ============   ============
Total assets                                           $  2,183,260   $      140,653   $    428,352   $     92,658   $  2,844,923
                                                       ============   ==============   ============   ============   ============
Long-lived assets outside the US:
  Canada                                               $          -   $       52,261   $          -   $          -   $     52,261
                                                       ============   ==============   ============   ============   ============
  Belgium                                              $          -   $       74,345   $          -   $          -   $     74,345
                                                       ============   ==============   ============   ============   ============
Three Months Ended September 30, 2003
Gross revenues                                         $     33,444   $        5,632   $      3,288   $         94   $     42,458
Operating expenses                                             (275)          (2,359)          (432)        (3,714)        (6,780)
                                                       ------------   --------------   ------------   ------------   ------------
Operating income (loss)                                      33,169            3,273          2,856         (3,620)        35,678
Interest expense                                            (16,958)          (1,674)        (1,588)             -        (20,220)
Depreciation and amortization                                     -             (776)             -              -           (776)
                                                       ------------   --------------   ------------   ------------   ------------
Income (loss) from continuing operations                     16,211              823          1,268         (3,620)        14,682
Income from discontinued operations                               -               24              -              -             24
                                                       ------------   --------------   ------------   ------------   ------------
Net Income (Loss)                                      $     16,211   $          847   $      1,268   $     (3,620)  $     14,706
                                                       ============   ==============   ============   ============   ============
Revenue derived from non-US sources:
  Canada                                               $          -   $        3,949   $          -   $          -   $      3,949
                                                       ============   ==============   ============   ============   ============
  Belgium                                              $          -   $        1,686   $          -   $          -   $      1,686
                                                       ============   ==============   ============   ============   ============

Continued in next page

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2003

                                             Real Estate   Operating Real
                                             Securities        Estate       Mortgage Loans     Fund I     Unallocated      Total
                                             -----------   --------------   --------------   ---------    -----------   -----------
December 31, 2002
Total assets                                 $ 1,138,767   $      128,831   $      259,381   $       -    $    45,588   $ 1,572,567
                                             ===========   ==============   ==============   =========    ===========   ===========
Long-lived assets outside the US:
   Canada                                    $         -   $       45,800   $            -   $       -    $         -   $    45,800
                                             ===========   ==============   ==============   =========    ===========   ===========
   Belgium                                   $         -   $       67,852   $            -   $       -    $         -   $    67,852
                                             ===========   ==============   ==============   =========    ===========   ===========
Nine Months Ended September 30, 2002
Gross revenues                               $    59,151   $       14,693   $            -   $   3,287    $       170   $    77,301
Operating expenses                                  (370)          (6,908)               -      (3,861)        (7,291)      (18,430)
                                             -----------   --------------   --------------   ---------    -----------   -----------
Operating income (loss)                           58,781            7,785                -        (574)        (7,121)       58,871
Interest expense                                 (28,864)          (3,792)               -           -         (2,336)      (34,992)
Depreciation and amortization                          -           (2,053)               -        (329)          (101)       (2,483)
Equity in earnings (loss) of unconsolidated
    subsidiaries                                       -                -                -         303             59           362
                                             -----------   --------------   --------------   ---------    -----------   -----------
Income (loss) from continuing operations          29,917            1,940                -        (600)        (9,499)       21,758
Income (loss) from discontinued operations             -              504             (499)          -              -             5
                                             -----------   --------------   --------------   ---------    -----------   -----------
Net Income (Loss)                            $    29,917   $        2,444   $         (499)  $    (600)   $    (9,499)  $    21,763
                                             ===========   ==============   ==============   =========    ===========   ===========
Revenue derived from non-US sources:
   Canada                                    $         -   $       10,198   $            -   $       -    $         -   $    10,198
                                             ===========   ==============   ==============   =========    ===========   ===========
   Belgium                                   $         -   $        3,736   $            -   $       -    $         -   $     3,736
                                             ===========   ==============   ==============   =========    ===========   ===========
   Italy                                     $         -   $            -   $          180   $       -    $         -   $       180
                                             ===========   ==============   ==============   =========    ===========   ===========
Three Months Ended September 30, 2002
Gross revenues                               $    22,870   $        4,966   $            -   $       -    $         5   $    27,841
Operating expenses                                  (137)          (2,217)               -           -         (2,093)       (4,447)
                                             -----------   --------------   --------------   ---------    -----------   -----------
Operating income (loss)                           22,733            2,749                -           -         (2,088)       23,394
Interest expense                                 (12,197)          (1,286)               -           -              -       (13,483)
Depreciation and amortization                          -             (695)               -           -              -          (695)
Equity in earnings (loss) of unconsolidated
    subsidiaries                                       -                -                -           -              -             -
                                             -----------   --------------   --------------   ---------    -----------   -----------
Income (loss) from continuing operations          10,536              768                -           -         (2,088)        9,216
Income (loss) from discontinued operations             -           (1,712)               -           -              -        (1,712)
                                             -----------   --------------   --------------   ---------    -----------   -----------
Net Income (Loss)                            $    10,536   $         (944)  $            -   $       -    $    (2,088)  $     7,504
                                             ===========   ==============   ==============   =========    ===========   ===========
Revenue derived from non-US sources:
   Canada                                    $         -   $        2,446   $            -   $       -    $         -   $     2,446
                                             ===========   ==============   ==============   =========    ===========   ===========
   Belgium                                   $         -   $        1,101   $            -   $       -    $         -   $     1,101
                                             ===========   ==============   ==============   =========    ===========   ===========
   Italy                                     $         -   $            -   $            -   $       -    $         -   $         -
                                             ===========   ==============   ==============   =========    ===========   ===========

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2003

3. REAL ESTATE SECURITIES

The following is a summary of Newcastle's real estate securities at September 30, 2003, all of which are classified as available for sale and are therefore marked to market through other comprehensive income pursuant to SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities." Unrealized losses that are considered other than temporary are recognized currently in income. There were no such losses incurred during the nine months ended September 30, 2003.

                                                            Gross Unrealized                             Weighted Average
                                                            ----------------                             ----------------
                                                                                                                          Term to
                            Current Face  Amortized Cost                                                                  Maturity
                               Amount         Basis        Gains     Losses    Carrying Value  S&P Rating  Coupon  Yield  (Years)
                            ------------  --------------  --------  ---------  --------------  ----------  ------  -----  --------
Portfolio I

   CMBS                      $  326,722     $  293,761    $ 25,723   $(3,719)    $  315,765        BB+      6.72%  9.10%   6.58
   Unsecured REIT debt          224,192        226,199      22,980      (903)       248,276       BBB       7.24%  7.08%   6.48
                             ----------     ----------    --------   -------     ----------       ---       ----   ----    ----
   Subtotal - Portfolio I       550,914        519,960      48,703    (4,622)       564,041       BBB-      6.93%  8.22%   6.54
                             ----------     ----------    --------   -------     ----------       ---       ----   ----    ----
Portfolio II

   CMBS                         305,417        293,083      17,928      (634)       310,377       BBB-      6.28%  7.12%   6.48
   Unsecured REIT debt          113,858        113,463      15,091         -        128,554       BBB-      7.80%  7.82%   7.48
   Asset-backed securities       59,239         57,254         972    (1,164)        57,062        AA       7.30%  8.24%   7.01
                             ----------     ----------    --------   -------     ----------       ---       ----   ----    ----
   Subtotal - Portfolio II      478,514        463,800      33,991    (1,798)       495,993       BBB       6.77%  7.43%   6.78
                             ----------     ----------    --------   -------     ----------       ---       ----   ----    ----

Portfolio III

   CMBS                         332,931        346,074       1,898    (1,860)       346,112       BBB       5.88%  5.26%   6.34
   Unsecured REIT debt          105,110        109,820       5,207         -        115,027       BBB-      7.04%  6.32%   8.37
   Asset-backed securities       60,836         59,175       1,100      (318)        59,957       A         4.09%  4.82%   5.18
                             ----------     ----------    --------   -------     ----------       ---       ----   ----    ----
   Subtotal - Portfolio III     498,877        515,069       8,205    (2,178)       521,096       BBB       5.91%  5.44%   6.63
                             ----------     ----------    --------   -------     ----------       ---       ----   ----    ----

Portfolio IV

   CMBS                         283,196        274,580       5,862      (115)       280,327       BBB       4.26%  4.77%   5.25
   Unsecured REIT debt           95,628         99,281       5,197         -        104,478       BBB       6.66%  6.02%   8.65
   Asset-backed securities       19,932         19,943          25         -         19,968         A-      3.34%  3.34%   4.73
                             ----------     ----------    --------   -------     ----------       ---       ----   ----    ----
   Subtotal - Portfolio IV      398,756        393,804      11,084      (115)       404,773       BBB       4.79%  5.01%   6.04
                             ----------     ----------    --------   -------     ----------       ---       ----   ----    ----

Total Real Estate

   Securities*               $1,927,061     $1,892,633    $101,983   $(8,713)    $1,985,903       BBB-      6.18%  6.60%   6.52
                             ==========     ==========    ========   =======     ==========       ===       ====   ====    ====

* Carrying value excludes restricted cash included in Real Estate Securities pending its reinvestment of $131.4 million ($26.2 million at November 6, 2003). At September 30, 2003, the total current face amount of fixed rate securities was $1,515.5 million, and of floating rate securities was $411.6 million.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2003

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

In March 2003, Newcastle completed its third CBO financing ("CBO III") whereby a portfolio of real estate securities was contributed to a consolidated subsidiary which issued $472.0 million face amount of investment grade senior bonds and $28.0 million face amount of non-investment grade subordinated bonds in a private placement. At September 30, 2003, the subordinated bonds were retained by Newcastle and the $467.2 million carrying amount of senior bonds, which bore interest at a weighted average effective rate, including discount and cost amortization, of 2.40%, had an expected weighted average life of approximately
8.45 years. One class of the senior bonds bears a floating interest rate. Newcastle has obtained an interest rate swap and cap in order to hedge its exposure to the risk of changes in market interest rates with respect to these bonds, at an initial cost of approximately $1.3 million. CBO III's weighted average effective interest rate, including the effect of such hedges, was 4.00% at September 30, 2003.

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

Subsequent to Newcastle's initial public offering, options to purchase an aggregate of 12,000 shares of its common stock were automatically granted by Newcastle to certain of its non-officer directors, in accordance with the terms of the Newcastle Stock Option and Incentive Award Plan (the "Award Plan").

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

In June 2003, Newcastle entered into an agreement with an investment bank whereby such bank would purchase up to $500 million of real estate securities (the "Portfolio IV Collateral"), subject to Newcastle's right, but not the obligation, to purchase such securities from them. This agreement was treated as a non-hedge derivative for accounting purposes and was therefore marked-to-market through current income; a mark of approximately $1.4 million has been recorded prior to September 30, 2003, which is included in Interest Income. In September 2003, Newcastle completed a financing transaction ("CBO IV") whereby the Portfolio IV Collateral was purchased by a consolidated subsidiary which issued $460.0 million face amount of investment grade bonds and $40.0 million face amount of non-investment grade bonds in a private placement. At September 30, 2003, the non-investment grade bonds were retained by Newcastle and the $454. 4 million carrying amount of investment grade bonds, which bore interest at a weighted average effective rate, including discount and cost amortization, of 2.01%, had an expected weighted average life of approximately
8.62 years. The largest tranche, the $395.0 million face amount of Class I-MM notes, was issued subject to remarketing procedures and related agreements whereby the securities are remarketed and sold on a periodic basis. The Class I-MM notes are fully insured by a third party with respect to the timely payment of interest and principal thereon. Four tranches of the investment grade bonds bear a floating interest rate. Newcastle has obtained an interest rate swap and cap in order to hedge its exposure to the risk of changes in market interest rates with respect to these bonds, at an initial cost of $3.1 million. CBO IV's weighted average effective interest rate, including the effect of such hedges, was 3.59% at September 30, 2003.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2003

In July 2003, Newcastle sold 4.6 million shares of its common stock in a public offering at a price to the public of $20.35 per share, for net proceeds of approximately $88.6 million. In connection with this offering, Newcastle granted an option to the Manager to purchase 460,000 shares of its common stock at the offering price as compensation for its efforts in raising capital for Newcastle. This option was valued at approximately $0.8 million using an option pricing model. The estimated value of this option was recorded as a reduction of the proceeds from the offering. The calculation of the value of such option is subject to significant judgment and the actual value of such option could vary materially from management's estimate.

In October 2003, Newcastle entered into an agreement with a major investment bank for the right to purchase commercial mortgage backed securities, unsecured REIT debt, real estate loans and asset backed securities (the "Portfolio V Collateral") for Newcastle's next real estate securities portfolio which is targeted to be $500 million. The agreement will be treated as a non-hedge derivative for accounting purposes and will therefore be marked-to-market through current income. The Portfolio V Collateral is expected to be included in a financing transaction in which Newcastle would acquire the equity interest ("CBO V"). As the Portfolio V Collateral is acquired by such bank, Newcastle will make deposits (the "Portfolio V Deposit") which will earn an Excess Carry Amount, as defined, to be settled upon closing. If CBO V is not consummated as a result of Newcastle's failure to acquire the equity interest, except as a result of Newcastle's gross negligence or willful misconduct, Newcastle would be required to either purchase the Portfolio V Collateral or pay the Realized Loss, as defined, up to the Portfolio V Deposit, less any Excess Carry Amount. Although Newcastle currently anticipates completing CBO V in the near term, there is no assurance that CBO V will be consummated or on what terms it will be consummated.

In October 2003, Newcastle entered into an arrangement whereby it will own a 37% interest in a limited liability company that will acquire approximately 135 loans from a third party financial institution. An investment fund managed by an affiliate of the Manager will acquire an equal ownership interest in such company on identical terms. The remaining 26% interest is being retained by the seller. The expected purchase price of the loans is approximately $80 million. The transaction is expected to close in the fourth quarter of 2003.

At September 30, 2003, Due To Affiliates was comprised of $1.4 million of preferred incentive compensation and $0.6 million of management fees and expense reimbursements payable to the Manager.

One of Newcastle's Other Securities represents a $2.9 million residual interest in a securitization of real estate securities. Newcastle has no funding or other obligations with respect to this securitization, which contained approximately $250 million of assets at September 30, 2003. Newcastle has not yet determined whether this interest represents a "variable interest entity" pursuant to FASB Interpretation No. 46 "Consolidation of Variable Interest Entities." Should such a determination be made, Newcastle would consolidate the gross assets and liabilities of the securitization beginning in the fourth quarter of 2003. This would increase both the assets and liabilities of Newcastle, but would not effect equity or net income.

5. DERIVATIVE INSTRUMENTS

The following table summarizes the notional amounts and fair (carrying) values of Newcastle's derivative financial instruments as of September 30, 2003.

                                                  Notional Amount      Fair Value        Longest Maturity
                                                  ---------------      ----------        ----------------
Interest rate caps treated as hedges (A)            $  555,313          $  7,609           October 2015

Interest rate swaps, treated as hedges (B)          $1,158,613          $(49,789)            March 2015

Non-hedge derivative obligations (B)                       (C)          $   (792)             July 2038

     (A)    Included in Deferred Costs, Net.

     (B)    Included in Derivative Liabilities.

     (C) Represents two essentially offsetting interest rate caps and two essentially offsetting interest rate swaps, each with notional amounts of $32.5 million, an interest rate cap with a notional amount of $17.5 million, and an interest rate cap with a notional amount of approximately $65.5 million..

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2003

6. EARNINGS PER SHARE

Newcastle is required to present both basic and diluted earnings per share ("EPS"). Basic EPS is calculated by dividing net income available for common stockholders by the weighted average number of shares of common stock outstanding during each period. Diluted EPS is calculated by dividing net income available for common stockholders by the weighted average number of shares of common stock outstanding plus the additional dilutive effect of common stock equivalents during each period. Newcastle's common stock equivalents are its stock options, of which 1,176,000 were outstanding at September 30, 2003. Net income available for common stockholders is equal to net income less preferred dividends, and also less accretion of the discount on Holdings' Series A Preferred, which was fully redeemed in June 2002.

The following is a reconciliation of the weighted average number of shares of common stock outstanding on a diluted basis.

                                                           THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                 --------------------------------------  --------------------------------------
                                                 SEPTEMBER 30, 2003  SEPTEMBER 30, 2002  SEPTEMBER 30, 2003  SEPTEMBER 30, 2002
                                                 ------------------  ------------------  ------------------  ------------------
Weighted average number of shares of common
  stock outstanding, basic                           27,340,057          16,488,517          24,786,517          16,488,517
Dilutive effect of stock options, based
  on the treasury stock method                          280,019                   -             201,066                   -
                                                     ----------          ----------          ----------          ----------
Weighted average number of shares of common
  stock outstanding, diluted                         27,620,076          16,488,517          24,987,583          16,488,517
                                                     ==========          ==========          ==========          ==========

Newcastle accounts for its stock options using the intrinsic value method pursuant to Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," whereby no compensation cost is recorded for options issued to employees (including directors) when the strike price is at market at the date of grant. If Newcastle had accounted for such options using the fair value method pursuant to SFAS No. 123 "Accounting for Stock-Based Compensation, as amended by SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure," the options issued during the nine months ended September 30, 2003 to its directors would have been recorded as compensation expense at their fair value, which was immaterial (less than $10,000) on the date of grant.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following should be read in conjunction with the unaudited consolidated financial statements and notes included herein.

GENERAL

We own a diversified portfolio of moderately credit sensitive real estate securities, including commercial mortgage backed securities, senior unsecured debt issued by property REITs and asset backed securities. Mortgage backed securities are interests in or obligations secured by pools of mortgage loans. We generally target investments rated A through BB. We also own credit leased operating real estate in Canada and Belgium. We consider credit leased operating real estate to be real estate that is leased primarily to tenants with, or whose major tenant has, investment grade credit ratings. We also own, directly and indirectly, interest in pools of mortgage loans, including residential mortgage loans.

We seek to match-fund our investments with respect to interest rates and maturities in order to minimize the impact of interest rate fluctuations on earnings and reduce the risk of refinancing our liabilities prior to the maturity of the investments. Our objective is to maximize the difference between the yield on our investments and the cost of financing these investments while hedging our positions.

We focus on investing in moderately credit sensitive real estate securities, including commercial mortgage backed securities, senior unsecured debt issued by property REITs and asset backed securities. We seek to finance our real estate securities through the issuance of debt securities in the form of collateralized bond obligations, known as CBOs, which are obligations issued in multiple classes secured by an underlying portfolio of securities. Our CBO financings offer us structural flexibility to buy and sell certain investments to manage risk and, subject to certain limitations, to optimize returns.

We were formed in June 2002 as a wholly owned subsidiary of Newcastle Investment Holdings Corp. (referred to as Holdings) for the purpose of separating the real estate securities and certain of the credit leased operating real estate businesses from Holdings' other investments. Prior to our initial public offering, Holdings contributed to us certain assets and liabilities in exchange for 16,488,517 shares of our common stock.

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

In October 2002, we sold 7 million shares of our common stock in a public offering at a price to the public of $13.00 per share, for net proceeds of approximately $80 million. In July 2003, we sold 4.6 million shares of our common stock in a public offering at a price to the public of $20.35 per share, for net proceeds of approximately $88.6 million. Subsequent to this offering, we had 28,090,057 shares of common stock outstanding.

On May 19, 2003, Holdings distributed to its stockholders all of the shares of Newcastle's common stock that it held. Approximately 2.8 million of such shares were distributed by Holdings to an affiliate of our manager.

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

As our predecessor, Holdings conducted its business through four primary segments: (1) real estate securities, (2) operating real estate, primarily credit leased operating real estate, (3) its investment in Fortress Investment Fund LLC ("Fund I") and (4) mortgage loans. Holdings' investments in real estate securities and a portion of its investments in operating real estate were contributed to us. The operating real estate and mortgage loans distributed to Holdings have been treated as discontinued operations, because they constituted a component of an entity, while the other operations distributed to Holdings, including the investment in Fund I, have not been treated as such, because they did not constitute a component of an entity as defined in SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." Revenues attributable to each segment are disclosed below (unaudited) (in thousands).

For the Nine Months       Real Estate     Operating Real     Mortgage
       Ended               Securities         Estate           Loans          Fund I      Unallocated        Total
-------------------       -----------     --------------     --------         ------      -----------       --------
September 30, 2003          $88,882          $17,677          $9,732          $    -          $166          $116,457
September 30, 2002          $59,151          $14,693          $    -          $3,287          $170          $ 77,301

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

We have classified our real estate securities as available for sale. As such, they are carried at fair value with net unrealized gains or losses reported as a component of accumulated other comprehensive income. Fair value is based primarily upon multiple broker quotations, which provide valuation estimates based upon reasonable market order indications or a good faith estimate thereof. These quotations are subject to significant variability based on market conditions, such as interest rates and credit spreads. Changes in market conditions, as well as changes in the assumptions or methodology used to determine fair value, could result in a significant increase or decrease in our book equity. We must also assess whether unrealized losses on securities, if any, reflect a decline in value which is other than temporary and, accordingly, write the impaired security down to its value through earnings. For example, a decline in value is deemed to be other than temporary if it is probable that we will be unable to collect all amounts due according to the contractual terms of a security which was not impaired at acquisition. Temporary declines in value generally result from changes in market factors, such as market interest rates and credit spreads, or from certain macroeconomic events, including market disruptions and supply changes, which do not directly impact our ability to collect amounts contractually due. Significant judgment is required in this analysis. To date, no such write-downs have been recorded.

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

We own operating real estate held for investment. We review our operating real estate for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Upon determination of impairment, we would record a write-down of the asset, which would be charged to earnings. Significant judgment is required both in determining impairment and in estimating the resulting write-down. To date, we have determined that no write-downs have been necessary on the operating real estate in our portfolio.

RESULTS OF OPERATIONS

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2003 TO THE NINE MONTHS ENDED SEPTEMBER 30, 2002

Interest income, derived primarily from our investments in real estate securities and mortgage loans, increased by $38.1 million, or 74%, from $51.7 million to $89.8 million. This increase is primarily the result of the acquisition of real estate securities used as collateral for the CBO II, CBO III and CBO IV financings ($28.5 million) as well as the acquisition of the mortgage loans ($9.0 million).

Rental and escalation income, derived from our Bell Canada and LIV portfolios, increased by $2.8 million, or 20%, from $14.8 million to $17.6 million. This increase is primarily the result of foreign currency fluctuations related to our Bell Canada and LIV portfolios, net of the disposition of certain smaller properties. Escalation income represents contractual increases in rental income to offset increases in expenses or general price increases over a base amount.

Gain on settlement of investments increased by $1.4 million, from $7.6 million to $9.0 million, primarily as a result of an increase in the volume of sales of certain real estate securities. Sales of real estate securities are based on a number of factors including credit, asset type and industry and can be expected to increase or decrease from time to time. Periodic fluctuations in the volume of sales of securities is dependent upon, among other things, management's assessment of credit risk, asset concentration, portfolio balance and other factors. Furthermore, market conditions can reduce or eliminate the availability of gains. The increased volume of sales of securities during this period reflects management's determination that the portfolio required more adjustment than in prior periods.

Management fee and incentive income from affiliate related solely to our predecessor's investment in Fund I.

Interest expense increased by $20.0 million, or 57%, from $35.0 million to $55.0 million. This increase is primarily the result of interest on the CBO II, CBO III and CBO IV financings ($19.3 million), as well as interest on the financing of the mortgage loans ($4.5 million) and foreign currency fluctuations related to our Bell Canada and LIV debt ($1.2 million), offset by lower interest rates on the CBO I financing ($2.6 million) and the elimination of interest on our predecessor's line of credit ($2.3 million).

Property operating expense increased by $1.0 million, or 16%, from $6.4 million to $7.4 million, primarily as the result of foreign currency fluctuations related to our Bell Canada and LIV portfolios, net of the disposition of certain smaller properties.

Loan servicing expense increased by $1.3 million, or 386%, from $0.3 million to $1.6 million, primarily as a result of the acquisition of the collateral for the CBO II, CBO III and CBO IV financings and the acquisition of the mortgage loans.

General and administrative expense increased by $0.2 million, or 10%, from $2.2 million to $2.4 million, primarily as a result of increased costs related to being a public company.

Management fee to affiliate, excluding $4.5 million of management fee expense in 2002 relating to our predecessor's investment in Fund I, increased by $0.9 million, or 26%, from $3.6 million to $4.5 million, primarily as a result of our initial public offering, our preferred stock offering and our additional common stock offering, which increased our equity, offset by the distribution of assets to Holdings which reduced our equity.

Incentive compensation to affiliate, excluding an expense reversal of $0.6 million in 2002 related to our predecessor's investment in Fund I, increased by $2.4 million, from $2.0 million to $4.4 million, primarily as a result of increased earnings.

Depreciation and amortization decreased by $0.2 million, or 9%, from $2.5 million to $2.3 million, primarily as a result of the distribution to Holdings of depreciable assets.

Equity in earnings of unconsolidated subsidiaries related solely to our predecessor's activities.

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2003 TO THE THREE MONTHS ENDED SEPTEMBER 30, 2002

Interest income, derived primarily from our investments in real estate securities and mortgage loans, increased by $13.7 million, or 68%, from $20.2 million to $33.9 million. This increase is primarily the result of the acquisition of real estate securities used as collateral for the CBO III and CBO IV financings ($9.6 million) as well as the acquisition of the mortgage loans ($3.3 million).

Rental and escalation income, derived from our Bell Canada and LIV portfolios, increased by $0.6 million, or 12%, from $5.0 million to $5.6 million. This increase is primarily the result of foreign currency fluctuations related to our Bell Canada and LIV portfolios, net of the disposition of certain smaller properties. Escalation income represents contractual increases in rental income to offset increases in expenses or general price increases over a base amount.

Gain on settlement of investments increased by $0.3 million, from $2.6 million to $2.9 million, primarily as a result of an increase in the volume of sales of certain real estate securities. Sales of real estate securities are based on a number of factors including credit, asset type and industry and can be expected to increase or decrease from time to time. Periodic fluctuations in the volume of sales of securities is dependent upon, among other things, management's assessment of credit risk, asset concentration, portfolio balance and other factors. Furthermore, market conditions can reduce or eliminate the availability of gains. The increased volume of sales of securities during this period reflects management's determination that the portfolio required more adjustment than in prior periods.

Interest expense increased by $6.7 million, or 50%, from $13.5 million to $20.2 million. This increase is primarily the result of interest on the CBO III and CBO IV financings ($5.7 million), as well as interest on the financing of the mortgage loans ($1.6 million) and foreign currency fluctuations related to our Bell Canada and LIV debt ($0.4 million), offset by lower interest rates on the CBO I financing ($0.9 million).

Property operating expense increased by $0.1 million, or 4%, from $2.1 million to $2.2 million, primarily as the result of foreign currency fluctuations related to our Bell Canada and LIV portfolios, net of the disposition of certain smaller properties.

Loan servicing expense increased by $0.6 million, or 428%, from $0.1 million to $0.7 million, primarily as a result of the acquisition of the collateral for the CBO III and CBO IV financings and the acquisition of the mortgage loans.

General and administrative expense was approximately $0.7 million for both periods.

Management fee to affiliate increased by $0.9 million, or 94%, from $0.9 million to $1.8 million, primarily as a result of our initial public offering, our preferred stock offering and our additional common stock offering, which increased our equity.

Incentive compensation to affiliate increased by $0.8 million, from $0.6 million to $1.4 million, primarily as a result of increased earnings.

Depreciation and amortization increased by $0.1 million, or 12%, from $0.7 million to $0.8 million, primarily as a result of foreign currency fluctuations related to our Bell Canada and LIV portfolios.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments, and other general business needs. Additionally, to maintain our status as a REIT under the Internal Revenue Code, we must distribute annually at least 90% of our REIT taxable income. Our primary sources of funds for liquidity consist of net cash provided by operating activities, borrowings under loans and the issuance of debt and equity securities. Our loans and debt securities are generally secured directly by our investment assets. As of September 30, 2003, our real estate securities purchased in connection with our CBO financings as well as our Bell Canada portfolio were securitized, while our LIV portfolio, mortgage loan portfolio, and one of our other real estate related securities served as collateral for loans.

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

We expect to meet our short-term liquidity requirements generally through our cash flow provided by operations, as well as investment specific borrowings. In addition, at September 30, 2003 we had an unrestricted cash balance of $94.1 million. Our cash flow provided by operations differs from our net income due to four primary factors: (i) depreciation of our operating real estate, (ii) accretion of discount on our real estate securities, discount on our debt obligations, and deferred hedge gains and losses, (iii) straight-lined rental income, and (iv) gains and losses. Proceeds from the sale of real estate securities which serve as collateral for our CBO financings, including gains thereon, are required to be retained in the CBO structure until the related bonds are retired and are therefore not available to fund current cash needs.

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

With respect to our operating real estate, we expect to incur expenditures of approximately $3.8 million relating to tenant improvements in connection with the inception of leases and capital expenditures during the twelve months ending September 30, 2004.

The following table presents certain information regarding Newcastle's debt obligations as of September 30, 2003 (unaudited) (dollars in thousands):

                                                           Unhedged Weighted                 Weighted Average
                                                           Average Effective    Stated    Effective Interest Rate  Weighted Average
                            Carrying Amount  Face Amount     Interest Rate     Maturity            (B)               Expected Life
                            ---------------  -----------   -----------------  ----------  -----------------------  ----------------
CBO I Bonds                    $  431,174     $  437,500           3.81% (C)    July 2038         5.04%              4.93 Years
CBO II Bonds                      439,686        444,000           2.87% (C)   April 2037         6.02%              6.72 Years
CBO III Bonds                     467,198        472,000           2.40% (C)   March 2038         4.00%              8.75 Years
CBO IV Bonds                      454,445        460,000           2.01% (C)   Sept. 2038         3.59%              8.59 Years
                               ----------     ----------                                          ----               ----------
Total CBO Bonds                 1,792,503      1,813,500                                          4.64%              7.29 Years
                               ----------     ----------                                          ----               ----------

Bell Canada Securitization         40,381         41,119           7.00%       April 2012         7.00%              2.32 Years

LIV Mortgage                       69,237         69,237           6.10%        Nov. 2006         6.10%              3.00 Years

CMBS Repo                           1,457          1,457     LIBOR+1.35%        One Month         2.47%               1 Month
Mortgage Loan Repo (A)            406,283        406,283     LIBOR+0.40%       March 2004         1.52%               6 Months
                               ----------     ----------                                          ----
Total repurchase agreements       407,740        407,740                                          1.52%
                               ----------     ----------                                          ----
Total debt obligations         $2,309,861     $2,331,596                                          4.17%
                               ==========     ==========                                          ====

(A)  The counterparty on this repo is Bear Stearns Mortgage Capital Corporation.

(B)  Including the effect of applicable hedges.

(C)  Weighted average, including floating and fixed rate classes.

Our long-term debt obligations existing at September 30, 2003 (gross of $21.7 million of discounts) are expected to mature as follows (unaudited) (in millions):

Period from October 1, 2003 through December 31, 2003          $    1.7
2004                                                              411.4
2005                                                                1.9
2006                                                               64.9
2007                                                                  -
2008                                                                  -
Thereafter                                                      1,851.7
                                                               --------
Total                                                          $2,331.6
                                                               ========

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

In June 2003, we entered into an agreement with an investment bank whereby such bank would purchase up to $500 million of real estate securities (the "Portfolio IV Collateral"), subject to our right, but not the obligation, to purchase such securities from them. The agreement was treated as a non-hedge derivative for accounting purposes and was therefore marked-to-market through current income; a mark of approximately $1.4 million has been recorded prior to September 30, 2003. In September 2003, we completed a financing transaction ("CBO IV") whereby the Portfolio IV Collateral was purchased by a consolidated subsidiary which issued $460.0 million face amount of investment grade bonds and $40.0 million face amount of non-investment grade bonds, which were retained by us, in a private placement. The largest tranche, the $395.0 million face amount of Class I-MM notes, was issued subject to remarketing procedures and related agreements whereby the securities are remarketed and sold on a periodic basis. The Class I-MM notes are fully insured by a third party with respect to the timely payment of interest and principal thereon. Four tranches of the investment grade bonds bear a floating interest rate. We have obtained an interest rate swap and cap in order to hedge our exposure to the risk of changes in market interest rates with respect to these bonds, at an initial cost of $3.1 million.

In October 2003, we entered into an agreement with a major investment bank for the right to purchase commercial mortgage backed securities, unsecured REIT debt, real estate loans and asset backed securities (the "Portfolio V Collateral") for our next real estate securities portfolio which is targeted to be $500 million. The agreement will be treated as a non-hedge derivative for accounting purposes and will therefore be marked-to-market through current income. The Portfolio V Collateral is expected to be included in a financing transaction which we would acquire the equity interest ("CBO V"). As the Portfolio V Collateral is acquired by such bank, we will make deposits (the "Portfolio V Deposit") which will earn an Excess Carry Amount, as defined, to be settled upon closing (the "Portfolio V Deposit"). If CBO V is not consummated as a result of our failure to acquire the equity interest, except as a result of our gross negligence or willful misconduct, we would be required to either purchase the Portfolio V Collateral or pay the Realized Loss, as defined, up to the Portfolio V Deposit, less and Excess Carry Amount. Although we currently anticipate completing CBO V in the near term, there is no assurance that CBO V will be consummated or on what terms it will be consummated.

Other Bonds Payable

In April 2002, we refinanced the Bell Canada portfolio through a securitization transaction denominated in CAD. We have retained one class of the issued bonds. In connection with this securitization, we guaranteed certain payments under an interest rate swap to be entered into in 2007 if the bonds are not fully repaid by such date. We believe the fair value of this guarantee is negligible at September 30, 2003.

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

In July 2003, we sold 4.6 million shares of our common stock in a public offering at a price to the public of $20.35 per share, for net proceeds of approximately $88.6 million. In connection with this offering, we granted an option to the Manager to purchase 460,000 shares of our common stock at the offering price.

Other

In October 2003, we entered into an arrangement whereby we will own a 37% interest in a limited liability company that will acquire approximately 135 loans from a third party financial institution. An investment fund managed by an affiliate of the Manager will acquire an equal ownership interest in such company on identical terms. The remaining 26% interest is being retained by the seller. The expected purchase price of the loans is approximately $80 million. The transaction is expected to close in the fourth quarter of 2003.

We declared a dividend of $0.45 per share of common stock to our stockholders of record at the close of business on April 7, 2003 for the quarter ended March 31, 2003. This dividend was paid in April 2003. We declared a dividend of $0.50 per share of common stock to our stockholders of record at the close of business on July 7, 2003 for the quarter ended June 30, 2003. This dividend was paid in July 2003. We declared a dividend of $0.50 per share of common stock to our stockholders of record at the close of business on October 27, 2003 for the quarter ended September 30, 2003. This dividend was paid in October 2003.

Cash Flow

Net cash flow provided by operating activities increased from $15.3 million for the nine months ended September 30, 2002 to $18.9 million for the nine months ended September 30, 2003. This change resulted from the acquisition and settlement of our investments as described above, including the distribution of investments to Holdings.

Investing activities (used) ($1,157.2 million) and ($387.6 million) during the nine months ended September 30, 2003 and 2002, respectively. Investing activities consisted primarily of investments made in certain real estate securities and mortgage loans, net of proceeds from the settlement of investments as well as the sale of properties.

Financing activities provided $1,187.0 million and $348.0 million during the nine months ended September 30, 2003 and 2002, respectively. The borrowings, debt and equity issuances described above served as the primary sources of cash flow from financing activities. Offsetting uses included the payment of related deferred financing costs (including the purchase of hedging instruments), the payment of dividends, and the repayment of debt obligations as described above.

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

At September 30, 2003, our real estate securities which serve as collateral for our CBO financings had an overall weighted average credit rating of approximately BBB-, and approximately 78% of these securities had an investment grade rating (BBB- or higher).

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

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2003, we had the following material off-balance sheet arrangements:

     - A $2.9 million equity interest in a securitization, described in Note 7 to our consolidated financial statements included in our December 31, 2002 annual report on Form 10-K filed with the Securities and Exchange Commission ("SEC").

     - A guarantee of certain payments under an interest rate swap which may be entered into in 2007 in connection with the securitization of the Bell Canada portfolio, if the bonds are not fully repaid by such date. We believe the fair value of this guarantee is negligible at September 30, 2003.

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

FUNDS FROM OPERATIONS

We believe FFO is one appropriate measure of the operating performance of real estate companies because it provides investors with information regarding our ability to service debt and make capital expenditures. We also believe that FFO is an appropriate supplemental disclosure of operating performance for a REIT due to its widespread acceptance and use within the REIT and analyst communities. Furthermore, FFO is used to compute our incentive compensation to the Manager. FFO, for our purposes, represents net income available for common stockholders (computed in accordance with GAAP), excluding extraordinary items, plus depreciation of operating real estate, and after adjustments for unconsolidated subsidiaries, if any. We consider gains and losses on resolution of our investments to be a normal part of our recurring operations and therefore do not exclude such gains and losses when arriving at FFO. Adjustments for unconsolidated subsidiaries, if any, are calculated to reflect FFO on the same basis. FFO prior to the commencement of our operations includes certain adjustments related to our predecessor's investment in Fund I. FFO does not represent cash generated from operating activities in accordance with GAAP and therefore should not be considered an alternative to net income as an indicator of our operating performance or as an alternative to cash flow as a measure of liquidity and is not necessarily indicative of cash available to fund cash needs. Our calculation of FFO may be different from the calculation used by other companies and, therefore, comparability may be limited.

Funds from Operations (FFO), is calculated as follows (unaudited) (in thousands):

                                           For the Nine Months       For the Three
                                            Ended September 30,       Months Ended
                                                   2003            September 30, 2003
                                           --------------------    ------------------
Income available for common stockholders          $35,976               $13,183

Operating real estate depreciation                  2,225                   765
                                                  -------               -------
Funds from Operations (FFO)                       $38,201               $13,948
                                                  =======               =======

Funds from Operations was derived from the Company's segments as follows (unaudited) (in thousands):

                                                               Average Invested Common
                                                              Equity for the Nine Months   FFO for the Nine
                                            Book Equity at     Ended September 30, 2003      Months Ended         Return on Common
                                          September 30, 2003             (2)              September 30, 2003      Equity (ROE) (3)
                                          ------------------  --------------------------  ------------------      ----------------
Real estate and other securities               $ 302,255                $255,412               $ 42,756                22.3%
Operating real estate                             39,793                  39,287                  4,997                17.0%
Mortgage loans                                    21,836                  19,141                  4,125                28.7%
Unallocated (1)                                   12,199                   1,200                (13,677)                N/A
                                               ---------                --------               --------                ----
Total (2)                                        376,083                $315,040               $ 38,201                16.2%
                                                                        ========               ========                ====
Preferred stock                                   62,500
Accumulated depreciation                         (13,052)
Accumulated other comprehensive income            30,488
                                               ---------
Net book equity                                $ 456,019
                                               =========

                                                                 Average Invested Common
                                                               Equity for the Three Months  FFO for the Three
                                            Book Equity at      Ended September 30, 2003       Months Ended         Return on Common
                                          September 30, 2003               (2)              September 30, 2003      Equity (ROE) (3)
                                          ------------------   ---------------------------  ------------------      ----------------
Real estate and other securities               $ 302,255                 $299,724                $ 16,211                  21.6%
Operating real estate                             39,793                   39,243                   1,612                  16.4%
Mortgage loans                                    21,836                   21,762                   1,268                  23.3%
Unallocated (1)                                   12,199                   (4,367)                 (5,143)                  N/A
                                               ---------                 --------                --------                  ----
Total (2)                                        376,083                 $356,362                $ 13,948                  15.7%
                                                                         ========                ========                  ====
Preferred stock                                   62,500
Accumulated depreciation                         (13,052)
Accumulated other comprehensive income            30,488
                                               ---------
Net book equity                                $ 456,019
                                               =========

(1) Unallocated FFO represents ($1,523) and ($3,250) of preferred dividends and ($3,620) and ($10,427) of corporate general and administrative expense, management fees and incentive compensation for the three and nine months ended September 30, 2003, respectively.

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

While our strategy is to utilize interest rate swaps, caps and match-funded financing in order to limit the effects of changes in interest rates on our operations, there can be no assurance that our profitability will not be adversely affected during any period as a result of changing interest rates. As of October 29, 2003, a 100 basis point increase in short term interest rates would effect our earnings by no more than $0.5 million per annum.

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

Interest rate changes may also impact our net book value as our real estate securities and related hedge derivatives are marked-to-market each quarter. Generally, as interest rates increase, the value of our fixed rate securities, such as CMBS, decreases and as interest rates decrease, the value of such securities will increase. We seek to hedge changes in value attributable to changes in interest rates by entering into interest rate swaps and other derivative instruments. In general, we would expect that over time, decreases in the value of our real estate securities portfolio attributable to interest rate changes will be offset to some degree by increases in the value of our swaps, and vice versa. However, the relationship between spreads on securities and spreads on swaps may vary from time to time, resulting in a net aggregate book value increase or decline. Our real estate securities portfolio is largely financed to maturity through long-term CBO financings that are not redeemable as a result of book value changes. Accordingly, unless there is a material impairment in value that would result in a payment not being received on a security, changes in the book value of our real estate securities portfolio will not directly affect our recurring earnings or our ability to pay a dividend. As of September 30, 2003, a 100 basis point increase in short term interest rates would impact our net book value by approximately $17.6 million.

CREDIT SPREAD CURVE EXPOSURE

Our real estate securities are also subject to spread risk. The majority of such securities are fixed rate securities, which are valued based on a market credit spread over the rate payable on fixed rate U.S. Treasuries of like maturity. In other words, their value is dependent on the yield demanded on such securities by the market based on their credit relative to U.S. Treasuries. Excessive supply of such securities combined with reduced demand will generally cause the market to require a higher yield on such securities, resulting in the use of higher (or "wider") spread over the benchmark rate (usually the applicable U.S. Treasury security yield) to value such securities. Under such conditions, the value of our real estate securities portfolio would tend to decline. Conversely, if the spread used to value such securities were to decrease (or "tighten"), the value of our real estate securities portfolio would tend to increase. Our floating rate securities are valued based on a market credit spread over LIBOR and are effected similarly by changes in LIBOR spreads. Such changes in the market value of our real estate securities portfolio may effect our net equity, net income or cash flow directly through their impact on unrealized gains or losses on available-for-sale securities, and therefore our ability to realize gains on such securities, or indirectly through their impact on our ability to borrow and access capital.

Furthermore, shifts in the U.S. Treasury yield curve, which represents the market's expectations of future interest rates, would also effect the yield required on our securities and therefore their value. This would have similar effects on our real estate securities portfolio and our financial position and operations to a change in spreads.

As of September 30, 2003, a 25 basis point movement in credit spreads would impact our net book value by approximately $25.4 million, but would not directly affect our earnings or cash flow.

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

We have material investments in a portfolio of Belgian properties, the LIV portfolio, and a portfolio of Canadian properties, the Bell Canada portfolio. These properties are financed utilizing debt denominated in their respective local currencies (the Euro and the Canadian Dollar). The net equity invested in these portfolios at September 30, 2003, approximately $7.2 million and $20.4 million, respectively, is exposed to foreign currency exchange risk.

FAIR VALUES

For certain of our financial instruments, fair values are not readily available since there are no active trading markets as characterized by current exchanges between willing parties. Accordingly, fair values can only be derived or estimated for these investments using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated future cash flows is inherently subjective and imprecise. We note that minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values, and that the fair values reflected below are indicative of the interest rate, credit spread and currency rate environments as of September 30, 2003 and do not take into consideration the effects of subsequent interest rate, credit spread or currency rate fluctuations.

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

We held the following interest rate risk sensitive instruments at September 30, 2003 (unaudited) (dollars in thousands):

                                                                                  Weighted Average
                                                 Carrying   Principal Balance or  Effective Interest  Maturity
                                                  Amount       Notional Amount           Rate           Date       Fair Value
                                                ----------  --------------------  ------------------  --------     ----------
ASSETS:

Real estate securities, available for sale (A)  $2,117,278       $2,058,434              6.60%           (A)       $2,117,278
Mortgage loans (B)                                 427,197          421,737              2.98%           (B)          427,197
Other securities, available for sale (C)            33,649           45,776             13.02%           (C)           33,649
Interest rate caps, treated as hedges (D)            7,609          555,313               N/A            (D)            7,609

LIABILITIES:

CBO bonds payable (E)                            1,792,503        1,813,500              4.64%           (E)        1,841,074
Other bonds payable (F)                             40,381           41,119              7.00%        April 2012       40,503
Notes payable (F)                                   69,237           69,237              6.10%          Nov 2006       69,731
Repurchase agreements (G)                          407,740          407,740              1.52%        Short-term      407,740
Interest rate swaps, treated as hedges (H)          49,789        1,158,613               N/A             (H)          49,789
Non-hedge derivative obligations (I)                   792               (I)              N/A             (I)             792

(A) These securities serve as collateral for our CBO financings and contain various terms, including floating and fixed rates, self-amortizing and interest only. Their weighted average term to maturity is 6.52 years. The fair value of these securities is estimated by obtaining third party broker quotations, if available and practicable, or counterparty quotations.

(B) This portfolio of mortgage loans bears a floating rate of interest and has a weighted average term to maturity of 23.42 years. We believe that for similar financial investments with comparable credit risks, the effective rate on this portfolio approximates the market rate. Accordingly, the carrying amount of this portfolio is believed to approximate fair value.

(C) These five securities have maturity dates ranging from July 2005 to December 2027. Two of these securities represent subordinate and residual interests in securitizations, two represent asset-backed securities and one represents a CMBS. The fair values of the former two securities, for which quoted market prices are not readily available, are estimated by means of a price/yield analysis based on our expected disposition strategies for such assets. The fair value of the other securities were obtained from third party broker quotations.

(D)  Represents five agreements as follows (dollars in thousands):

September 30, 2003
 Notional Balance    Effective Date    Maturity Date      Capped Rate   Strike Rate
------------------   --------------    --------------    -------------  -----------
     $237,847           Current          March 2009      1-Month LIBOR     6.50%
      237,847           Current        December 2004     1-Month LIBOR     1.32%*
       18,000        January 2010       October 2015     3-Month LIBOR     8.00%
        8,619        December 2010       June 2015       3-Month LIBOR     7.00%
       53,000          May 2011        September 2015    1-Month LIBOR     7.50%

*up to 6.50%

(E) These bonds were valued by discounting expected future payments by a rate calculated based on current market conditions for comparable financial instruments, including market interest rates and credit spreads. The weighted average stated maturity of the CBO bonds payable is February 2037. The CBO bonds payable amortize principal prior to maturity based on collateral receipts, subject to reinvestment requirements.

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

(H)  Represents five agreements as follows (dollars in the thousands):

September 30, 2003
 Notional Balance     Effective Date   Maturity Date    Swapped Rate      Fixed Rate
------------------    --------------   -------------   -------------      ----------
     $104,653             Current        July 2005     1-Month LIBOR        6.1755%
      290,000             Current       April 2011     3-Month LIBOR        5.9325%
      276,060             Current       March 2013     3-Month LIBOR         3.865%
      192,500             Current       March 2015     1-Month LIBOR         4.888%
      295,400          December 2004    March 2009     1-Month LIBOR*        3.125%

*up to 6.50%

(I) These are two essentially offsetting interest rate caps and two essentially offsetting interest rate swaps, each with notional amounts of $32.5 million, an interest rate cap with a notional balance of $17.5 million, and an interest rate cap with a notional balance of approximately $65.5 million. The maturity date of the purchased swap is July 2009; the maturity date of the sold swap is July 2014, the maturity date of the $32.5 million caps is July 2038, the maturity date of the $17.5 million cap is July 2009, and the maturity date of the $65.5 million cap is August 2004. They have been valued by reference to counterparty quotations.

Currency Rate Risk

We held the following currency rate risk sensitive balances at September 30, 2003 (unaudited) (U.S. dollars; dollars in thousands, except exchange rates):

                                                                     Current
                          Carrying                                Exchange Rate    Effect of a 5% Negative   Effect of a 5% Negative
                           Amount            Local Currency          to USD          Change in Euro Rate       Change in CAD Rate
                          --------           --------------       -------------    -----------------------   -----------------------
Assets:

  LIV portfolio           $ 74,345                Euro               0.85793               $(3,717)                   N/A

  Bell Canada portfolio     52,261                 CAD               1.35210                   N/A                $(2,613)

  LIV other, net             2,072                Euro               0.85793                  (104)                   N/A

  Bell Canada other, net     8,474                 CAD               1.35210                   N/A                   (424)

Liabilities:

  LIV mortgage              69,237                Euro               0.85793                 3,462                    N/A

  Bell Canada bonds         40,381                 CAD               1.35210                   N/A                  2,019
                                                                                           -------                -------
  Total                                                                                    $  (359)               $(1,018)
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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On September 9, 2003, Newcastle CDO III, Limited and Newcastle CDO III Corp. issued $460 million face amount of collateralized bond obligations in a transaction exempt from the registration requirements of the Securities Act pursuant to Rule 144A and Regulation S thereunder to qualified institutional buyers and persons outside the United States.

On June 23, 2003, Newcastle issued 385 shares of the Company's common stock to each of its directors, other than Mr. Edens (for a total of 1,540 shares) to provide such directors the benefit of the change in director compensation for the remainder of the 2003 fiscal year. The shares were issued in a transaction exempt from the registration requirements of the Securities Act pursuant to
Section 4 (2).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

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

(b) Reports on Form 8-K filed by the registrant during its fiscal quarter ended September 30, 2003:

Form 8-K filed with the Securities and Exchange Commission on July 30, 2003, regarding the Registrant's results of operations for the quarter ended June 30, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                           NEWCASTLE INVESTMENT CORP.
                           --------------------------
                                  (REGISTRANT)

                                                By: /s/ Wesley R. Edens
                                                   --------------------
                                                   Wesley R. Edens
                                                   Chairman of the Board
                                                   Chief Executive Officer
                                                   Date: November 10, 2003

                                                By: /s/ Debra A. Hess
                                                   --------------------
                                                   Debra A. Hess
                                                   Chief Financial Officer
                                                   Date: November 10, 2003