Form 10-K
period 2003-12-31
NEWCASTLE INVESTMENT CORP
filed 2004-03-10
CIK 1175483

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

or

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________________________to________________________

Commission File Number: 001-31458

                           Newcastle Investment Corp.
________________________________________________________________________________
             (Exact name of registrant as specified in its charter)

         Maryland                                       81-0559116
________________________________           _____________________________________
(State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization)

1251 Avenue of the Americas, New York, NY             10020
________________________________________________________________________________
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code: (212) 798-6100

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class:                       Name of exchange on which registered:
____________________                       _____________________________________
Common Stock, $0.01 par value per share    New York Stock Exchange (NYSE)
9.75% Series B Cumulative Redeemable
 Preferred Stock, $0.01 par value per
 share                                     New York Stock Exchange (NYSE)

Securities registered pursuant to Section 12 (g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X]  Yes  [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

[X]  Yes  [ ] No

The aggregate market value of the voting common stock held by non-affiliates as of June 30, 2003 (computed based on the closing price on such date as reported on the NYSE) was: $401.6 million.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

Common stock, $0.01 par value per share: 34,674,833 outstanding as of February 13, 2004.

DOCUMENTS INCORPORATED BY REFERENCE:

         1. Portions of the Registrant's definitive proxy statement for the Registrant's 2004 annual meeting, to be filed within 120 days after the close of the Registrant's fiscal year, incorporated by reference into Part III of this Annual Report on Form 10-K.

                           NEWCASTLE INVESTMENT CORP.
                                    FORM 10-K

                                      INDEX

                                                                                                        PAGE
                                     PART I

Item 1.  Business                                                                                          1

Item 2.  Properties                                                                                       19

Item 3.  Legal Proceedings                                                                                19

Item 4.  Submission of Matters to a Vote of Security Holders                                              19

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters                            19

Item 6.  Selected Financial Data                                                                          21

Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                                            23

Item 7A. Quantitative and Qualitative Disclosures About Market Risk                                       40

Item 8.  Financial Statements and Supplementary Data                                                      46

         Independent Auditors' Report                                                                     47

         Consolidated Balance Sheets as of December 31, 2003 and December 31, 2002                        48

         Consolidated Statements of Income for the years ended December 31, 2003, 2002
         and 2001                                                                                         49

         Consolidated Statements of Stockholders' Equity and Redeemable Preferred Stock
         for the years ended December 31, 2003, 2002 and 2001                                             50

         Consolidated Statements of Cash Flows for the years ended December 31,
         2003, 2002 and 2001                                                                              52

         Notes to Consolidated Financial Statements                                                       54

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure             86

Item 9A. Controls and Procedures                                                                          86

                                    PART III

Item 10. Directors and Executive Officers of the Registrant                                               86

Item 11. Executive Compensation                                                                           86

Item 12. Security Ownership of Certain Beneficial Owners and Management                                   86

Item 13. Certain Relationships and Related Transactions                                                   86

Item 14. Principal Accountant Fees and Services                                                           86

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K                                  87

         Signatures                                                                                       88

                                     PART I

ITEM 1.  BUSINESS.

OVERVIEW

Newcastle Investment Corp. ("Newcastle") is a real estate investment and finance company. We invest in real estate securities and other real estate-related assets. We seek to deliver stable dividends and attractive risk-adjusted returns to our stockholders through prudent asset selection and the use of match-funded financing structures, which reduce our interest rate and financing risks. We make money by optimizing our "net spread," the difference between the yield on our investments and the cost of financing these investments.

Our investment activities cover four distinct categories:

1)   Real Estate Securities:        Our principal activity is to underwrite and
                                    acquire a diversified portfolio of
                                    moderately credit sensitive real estate
                                    securities, including commercial mortgage backed securities (CMBS, including B-notes), senior unsecured REIT debt issued by property REITs and real estate related asset backed securities. We generally target investments rated A through BB. As of December 31, 2003, our investments in real estate securities represented 68% of our assets and 72% of our equity.

2)   Real Estate Related Loans:     This activity includes loans to well
                                    capitalized real estate operators with
                                    strong track records and compelling business plans and mortgage loans secured by fee or leasehold interests in commercial real estate. As of December 31, 2003, our investments in real estate related loans represented 10% of our assets and 10% of our equity.

3)   Operating Real Estate:         We have acquired operating real estate with
                                    a focus on institutional quality operating real estate leased primarily to tenants with, or whose major tenant has, investment grade credit ratings. As of December 31, 2003, our investments in credit leased operating real estate represented 4% of our assets and 5% of our equity.

4)   Residential Mortgage Loans:    We also acquire residential mortgage loans
                                    with high credit borrowers that produce
                                    attractive leveraged returns. As of December
                                    31, 2003, our investments in residential mortgage loans represented 17% of our assets and 6% of our equity.

In addition, Newcastle had uninvested cash and other miscellaneous net assets which represented 1% of our assets and 7% of our equity at December 31, 2003.

Underpinning our investment activities is a disciplined approach to acquiring, financing and actively managing our assets. Our objective is to acquire a highly diversified portfolio of debt investments secured by real estate that have moderate credit risk and sufficient liquidity. Newcastle primarily utilizes a match-funded financing strategy in order to minimize refinancing and interest rate risks. This means that we seek both to match the maturities of our debt obligations with the maturities of our investments, in order to minimize the risk that we have to refinance our liabilities prior to the maturities of our assets, and to match the interest rates on our investments with like-kind debt (i.e. floating or fixed), in order to reduce the impact of changing interest rates on our earnings. Finally, we actively manage credit exposure through portfolio diversification and ongoing asset selection and surveillance. Newcastle, through its manager, has a dedicated team of senior investment professionals experienced in real estate capital markets, structured finance and asset management. We believe that these critical skills position us well not only to make prudent investment decisions but also to monitor and manage the credit profile of our investments.

Newcastle's stock is traded on the New York Stock Exchange under the symbol "NCT". Newcastle is a real estate investment trust for federal income tax purposes and is externally managed and advised by Fortress Investment Group LLC. Fortress is a global alternative investment and asset management firm with approximately $5.5 billion of capital under management as of February 2004. Fortress was founded in 1998 and today employs over 160 people. We believe that our manager's expertise and significant business relationships with participants in the fixed income, structured finance and real estate industries has enhanced our access to investment opportunities which may not be broadly marketed. For its services, our manager receives a management fee and incentive compensation pursuant to a management agreement. Our manager, through its affiliates, owned 2,255,109 shares of our common stock and had options to purchase an additional 1,702,227 shares of our common stock, which were issued in connection with our equity offerings, representing approximately 10.8% of our common stock on a fully diluted basis, as of February 13, 2004.

OUR STRATEGY

Newcastle's investment strategy focuses predominantly on debt investments secured by real estate. We do not have specific policies as to the allocation among type of real estate related assets or investment categories since our investment decisions depend on changing market conditions. Instead, we focus on relative value and in-depth risk/reward analysis with an emphasis on asset quality, diversification, match-funded financing and credit risk management.

Asset Quality and Diversification

As of December 31, 2003, our portfolio of real estate securities portfolio had an overall weighted average credit rating of BBB, and approximately 78.7% of these securities had an investment grade rating (BBB- or higher). As of December 31, 2003, 87.9% of the square footage of our operating real estate was occupied by tenants having investment grade credit ratings. As of December 31, 2003, the weighted average FICO score at origination of the borrowers underlying our residential mortgage loan portfolio was 721.

Our real estate securities portfolio is diversified by asset type, industry, location and issuer. We expect that this diversification will minimize the risk of capital loss, and will also enhance the terms of our financing structures.

Match-Funded Discipline

Returns on our investments are sensitive to interest rate volatility. We attempt to minimize exposure to interest rate fluctuation through the use of match-funded financing structures wherein we seek (i) to match the maturities of our debt obligations with the maturities of our assets and (ii) to match the interest rates on our investments with like-kind debt (i.e., floating rate assets are financed with floating rate debt and fixed rate assets are financed with fixed rate debt), directly or through the use of interest rate swaps, caps or other financial instruments, or through a combination of these strategies. This allows us to minimize the risk that we have to refinance our liabilities prior to the maturities of our assets and to reduce the impact of changing interest rates on our earnings. Our manager may elect for us to bear a level of refinancing risk on a short term or longer term basis, such as is the case with investments financed with repurchase agreements, when, based on all of the relevant factors, bearing such risk is advisable. We utilize leverage for the sole purpose of financing our portfolio and not for the purpose of speculating on changes in interest rates. As of December 31, 2003, a 100 basis point increase in short term interest rates would affect our earnings by no more than $0.7 million per annum.

Credit Risk Management

Credit risk refers to each individual borrower's ability to make required interest and principal payments on the scheduled due dates. We believe, based on our due diligence process, that our investments offer attractive risk-adjusted returns with long-term principal protection under a variety of default and loss scenarios. While the expected yield on these investments is sensitive to the performance of the underlying assets, the first risk of default and loss is borne by the more subordinated securities or other features of the securitization transaction, in the case of commercial mortgage and asset backed securities, and the issuer's underlying equity and subordinated debt, in the case of senior unsecured REIT debt securities. We further minimize credit risk by actively monitoring our investments and their underlying credit quality and, where appropriate, repositioning our investments to upgrade their credit quality and yield. A significant portion of our investments are financed with collateralized bond obligations, known as CBOs. Our CBO financings offer us structural flexibility to buy and sell certain investments to manage risk and, subject to certain limitations, to optimize returns.

FORMATION

We were formed in June 2002 for the purpose of separating the real estate securities and certain of the credit leased operating real estate businesses from Newcastle Investment Holdings Corp. Prior to our initial public offering, Newcastle Investment Holdings contributed to us certain assets and related liabilities in exchange for 16,488,517 shares of our common stock. For accounting purposes, this transaction is presented as a reverse spin-off, whereby Newcastle Investment Corp. is treated as the continuing entity and the assets that were retained by Newcastle Investment Holdings and not contributed to us are accounted for as if they were distributed at their historical book basis through a spin-off to Newcastle Investment Holdings. Our operations commenced on July 12, 2002. In May 2003, Newcastle Investment Holdings distributed to its stockholders all of the shares of our common stock that it owned, and it no longer owns any of our equity.

In October 2002, we sold 7.0 million shares of our common stock in our initial public offering at a price to the public of $13.00 per share, for net proceeds of approximately $80.0 million. During 2003, we sold an aggregate of approximately 7.9 million shares of our common stock in public offerings for net proceeds of approximately $163.3 million. In January 2004, we sold 3.3 million shares of our common stock in a public offering at a price to the public of $26.30 per share, for net proceeds of approximately $85.8 million. Subsequent to that offering, we had 34,674,833 shares of common stock outstanding.

OUR INVESTMENT ACTIVITIES

Information regarding our business segments is provided in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in
Note 3 to our consolidated financial statements which appear in "Financial Statements and Supplementary Data."

The following is a description of our investments as of December 31, 2003.

REAL ESTATE SECURITIES

Portfolio I: In July 1999, Fortress CBO Investments I, Limited and Fortress CBO Investments I Corp. issued $500 million face amount of CBOs and other securities in our first CBO financing. As of December 31, 2003, the underlying collateral securing our first CBO, which we refer to as CBO I, consisted of (dollars in thousands):

                                         Weighted Average                          % of Face Amount
                                     ------------------------  --------------------------------------------------------
                       Current Face    S&P           Maturity                                           Health
     Asset Type           Amount     Rating  Coupon   (Years)  Retail  Residential  Office  Industrial   Care   Lodging
---------------------  ------------  ------  ------  --------  ------  -----------  ------  ----------  ------  -------
CMBS                   $    318,261   BB+      6.89%     6.77    35%       18%        21%       10%        6%      2%
Unsecured REIT debt         229,182   BBB      7.21%     6.32    30%       10%        31%       17%        1%      9%
                       ------------  -----   ------  --------
Total/Average          $    547,443   BBB-     7.02%     6.58
                       ============  =====   ======  ========
Uninvested restricted
   cash                $      7,398

$437.5 million face amount of Senior CBO I bonds were sold to third parties and we retained $62.5 million of the Subordinate CBO I bonds. The table below sets forth further information with respect to the structure of CBO I (dollars in thousands).

                                MOODY'S/S&P                             EXPECTED
                       CLASS      RATINGS    FACE AMOUNT    COUPON     MATURITY(1)
                     ---------  -----------  -----------  -----------  -----------
 Senior Bonds......  A            Aaa/AAA    $   322,500  LIBOR +0.65%   July-09
                     B            Aa2/AA          20,000  LIBOR +0.80%   July-09
                     C            A2/NR           62,500         7.85%   July-09
                     D            Baa2/NR         32,500         8.60%   July-09
                                             -----------
      TOTAL........                          $   437,500
                                             ===========

 Subordinate Bonds   E            Ba2        $    17,500         8.00%   July-09
                     Preferred    B2              17,500         9.00%   July-09
                     Common I                     26,400          N/A      N/A
                     Common II                     1,100          N/A      N/A
                                             -----------
      TOTAL........                          $    62,500
                                             ===========

-----------------------
(1) Reflects expected maturities based on the bonds' call date. Contractual maturities are July 2038.

As of December 31, 2003, we have $117.0 million of invested equity in Portfolio I, as defined in "Management's Discussion and Analysis of Financial Condition and Results of Operations-Funds from Operations." This amount is gross of eliminations.

We act as collateral manager for CBO I and are paid a monthly fee of 1/12 of 0.5% per annum of the principal balance of the CBO I collateral. We have the discretion to buy and sell up to 15% of the outstanding face of the collateral annually, and to sell defaulted and credit risk securities on an unlimited basis. Until July 2004, we are obligated to reinvest principal received from the collateral. In July 2004, we will have the ability to refinance the Class A and B Senior CBO I bonds, provided it would not result in a downgrade of any rated classes of bonds. We will evaluate whether to do so at that time. If we do not refinance on the scheduled date in 2004, it will result in an additional allocation of cash flows from certain of the Subordinate CBO I bonds, to the Class A and B Senior CBO I bonds. To better match the collateral cash flow to the debt service on the CBO I bonds, we entered into interest rate swap and cap agreements.

Portfolio II: In April 2002, Newcastle CDO I Limited and Newcastle CDO I Corp. issued $500 million face amount of CBOs and other securities in our second CBO financing. As of December 31, 2003, the underlying collateral securing our second CBO, which we refer to as CBO II, consisted of (dollars in thousands):

                                             Weighted Average                         % of Face Amount
                                       ------------------------  ----------------------------------------------------------
                         Current Face    S&P           Maturity                                           Health
      Asset Type           Amount      Rating  Coupon   (Years)  Retail  Residential  Office  Industrial   Care   Lodging
-----------------------  ------------  ------  ------  --------  ------  -----------  ------  ----------  ------  -------
CMBS                     $    288,519   BBB-     6.20%     6.34     21%       24%        18%        4%        5%      13%
Unsecured REIT debt           105,588   BBB-     7.81%     7.38     47%       11%         6%        1%        5%      20%
Asset backed securities        61,959   A+       7.38%     7.29    N/A       N/A        N/A       N/A       N/A      N/A
                         ------------  -----   ------  --------
Total/Average            $    456,066   BBB-     6.73%     6.71
                         ============  =====   ======  ========

Uninvested restricted
  cash                   $     30,165

$444.0 million face amount of Senior CBO II bonds were sold to third parties and we retained $56.0 million of the Subordinate CBO II bonds. The table below sets forth further information with respect to the structure of CBO II (dollars in thousands).

                                    MOODY'S/S&P                             EXPECTED
                           CLASS      RATINGS    FACE AMOUNT    COUPON    MATURITY (1)
                         ---------  -----------  -----------  ----------  ------------
Senior Bonds...........  I            Aaa/AAA    $   372,000  LIBOR+0.55%     Oct-2010
                         II           A3/A --         38,000        7.59%     Oct-2010
                         III          Baa2/BBB        34,000        8.37%     Oct-2010
                                                 -----------

         TOTAL.........                          $   444,000
                                                 ===========

Subordinate Bonds......  IV           Ba2/BB     $    19,000        7.50%     Oct-2010
                         Preferred    NR              37,000         N/A           N/A
                                                 -----------
                                                 $    56,000
                                                 ===========
         TOTAL.........

-----------------------
(1) Reflects expected maturities based on the bonds' call date. Contractual maturities are April 2037, except for the Class I bonds which have a contractual maturity of April 2032.

As of December 31, 2003, we have $59.2 million of invested equity in Portfolio II, as defined in "Management's Discussion and Analysis of Financial Condition and Results of Operations-Funds from Operations." This amount is gross of eliminations.

We act as collateral manager for CBO II and are paid a quarterly fee of 1/4 of 0.35% of the principal balance of the CBO II collateral. We have the discretion to buy and sell up to 15% of the outstanding face of the collateral annually, and to sell defaulted and credit risk securities on an unlimited basis. Until 2007, we are obligated to reinvest principal received from the collateral. To better match the collateral cash flow to the debt service on the CBO II bonds, we entered into interest rate swap and cap agreements.

Portfolio III: In March 2003, Newcastle CDO II Limited and Newcastle CDO II Corp. issued $500 million face amount of CBOs and other securities in our third CBO financing. As of December 31, 2003, the underlying collateral securing our third CBO, which we refer to as CBO III, consisted of (dollars in thousands):

                                          Weighted Average                           % of Face Amount
                                       ------------------------  --------------------------------------------------------
                         Current Face   S&P            Maturity                                           Health
       Asset Type          Amount      Rating  Coupon   (Years)  Retail  Residential  Office  Industrial   Care   Lodging
-----------------------  ------------  ------  ------  --------  ------  -----------  ------  ----------  ------  -------
CMBS                     $    332,427   BBB      5.85%     6.15      28%       26%       17%        4%        2%      11%
Unsecured REIT debt            99,470   BBB-     6.96%     8.30      26%       14%       29%        -%       19%       9%
Asset backed securities        62,236   A        4.13%     5.22     N/A       N/A       N/A       N/A       N/A      N/A
                         ------------  -----   ------  --------
Total/Average            $    494,133   BBB      5.85%     6.47
                         ============  =====   ======  ========
Uninvested restricted
 cash                    $      6,202

$472.0 million face amount of Senior CBO III bonds were sold to third parties and we retained $28.0 million of the Subordinate CBO III bonds. The table below sets forth further information with respect to the structure of CBO III (dollars in thousands).

                                    MOODY'S/S&P/FITCH                             EXPECTED
                           CLASS       RATINGS         FACE AMOUNT    COUPON     MATURITY(1)
                         ---------  -----------------  -----------  -----------  -----------
Senior Bonds......               I  Aaa/AAA/AAA        $   412,800  LIBOR +0.70%    Mar-2013
                             II-FL  A3/A-/A-                15,000  LIBOR +1.75%    Mar-2013
                             II-FX  A3/A-/A-                35,000        5.715%    Mar-2013
                               III  Baa2/BBB/BBB             9,200        7.436%    Mar-2013
                                                       -----------
     TOTAL........                                     $   472,000
                                                       ===========

Subordinate Bonds        Preferred                     $    28,000          N/A          N/A
                                                       ===========

-----------------------
(1) Reflects expected maturities based on the bonds' call date. Contractual maturities are March 2038.

As of December 31, 2003, we have $52.5 million of invested equity in Portfolio III, as defined in "Management's Discussion and Analysis of Financial Condition and Results of Operations-Funds from Operations."

We act as collateral manager for CBO III and are paid a quarterly fee of -1/4 of 0.35% of the principal balance of the CBO III collateral. We have the discretion to buy and sell up to 10% of the outstanding face of the collateral annually, and to sell defaulted and credit risk securities on an unlimited basis. Until 2008, we are obligated to reinvest principal received from the collateral. To better match the collateral cash flow to the debt service on the CBO III bonds, we entered into interest rate swap and cap agreements.

Portfolio IV: In September 2003, Newcastle CDO III Limited and Newcastle CDO III Corp. issued $500 million face amount of CBOs and other securities in our fourth CBO financing. As of December 31, 2003, the underlying collateral securing our fourth CBO, which we refer to as CBO IV, consisted of (dollars in thousands):

                                           Weighted Average                         % of Face Amount
                                       ------------------------  --------------------------------------------------------
                         Current Face    S&P           Maturity                                           Health
      Asset Type            Amount     Rating  Coupon   (Years)  Retail  Residential  Office  Industrial   Care   Lodging
-----------------------  ------------  ------  ------  --------  ------  -----------  ------  ----------  ------  -------
CMBS                     $    344,246  BBB       4.52%     4.84      27%      21%       18%         3%        1%      21%
Unsecured REIT debt            97,768  BBB       6.66%     8.39      18%      17%       37%        15%       13%       -%
Asset backed securities        49,467  A         4.76%     6.33     N/A      N/A       N/A        N/A       N/A      N/A
                         ------------- ---     ------  --------
Total/Average            $    491,481  BBB       4.97%     5.70
                         ============= ===     ======  ========
Uninvested restricted
 cash                    $     13,206

$460.0 million face amount of Senior CBO IV bonds were sold to third parties and we retained $40.0 million of the Subordinate CBO IV bonds. The table below sets forth further information with respect to the structure of CBO IV (dollars in thousands).

                                    MOODY'S/S&P                                   EXPECTED
                           CLASS      RATINGS    FACE AMOUNT     COUPON          MATURITY(2)
                         ---------  -----------  -----------  -----------      -------------
 Senior Bonds                 I-MM  Aaa/AAA      $   395,000  LIBOR +0.42%(1)    Sep - 2013
                             II-FL  Aa2/AA            15,000  LIBOR +1.25%       Sep - 2013
                             II-FX  Aa2/AA             7,500        6.226%       Sep - 2013
                            III-FL  A2/A              22,500  LIBOR +1.65%       Sep - 2013
                            III-FX  A2/A               5,000        6.616%       Sep - 2013
                             IV-FL  Baa2/BBB          10,000  LIBOR +3.20%       Sep - 2013
                             IV-FX  Baa2/BBB           5,000        8.072%       Sep - 2013
                                                 -----------
      TOTAL........                              $   460,000
                                                 ===========

 Subordinate Bonds               V               $    20,000        8.312%       Sep - 2013
                         Preferred                    20,000          N/A           N/A
                                                 -----------
      TOTAL........                              $    40,000
                                                 ===========

-----------------------
(1) Includes the costs of certain agreements related to the remarketing of these bonds.

(2) Reflects expected maturities based on the bonds' call date. Contractual maturities are September 2038.

As of December 31, 2003, we have $48.7 million of invested equity in Portfolio IV, as defined in "Management's Discussion and Analysis of Financial Condition and Results of Operations-Funds from Operations."

We act as collateral manager for CBO IV and are paid a monthly fee of 1/12 of 0.35% of the principal balance of the CBO IV collateral. We have the discretion to buy and sell up to 10% of the outstanding face of the collateral annually, and to sell defaulted and credit risk securities on an unlimited basis. Until 2008, we are obligated to reinvest principal received from the collateral. To better match the collateral cash flow to the debt service on the CBO IV bonds, we entered into interest rate swap and cap agreements.

Portfolio V: In October 2003, we entered into an agreement with a major financial institution for the right to purchase commercial mortgage backed securities, senior unsecured REIT debt, real estate loans and asset backed securities (the "Portfolio V Collateral") for our next real estate securities portfolio which is targeted to be $450 million. The agreement is treated as a non-hedge derivative for accounting purposes and is therefore marked-to-market through current income; a gain of approximately $0.5 million has been recorded through December 31, 2003. The Portfolio V Collateral is expected to be included in a financing transaction in which we would acquire the equity interest ("CBO V"). As of December 31, 2003, approximately $195.0 million of the Portfolio V Collateral had been accumulated. Through December 31, 2003, we made deposits aggregating approximately $19.0 million under such agreement (the "Portfolio V Deposit"). If CBO V is not consummated as a result of our failure to acquire the equity interest, except as a result of our gross negligence or willful misconduct, we would be required to either purchase the Portfolio V Collateral or pay the Realized Loss, as defined, up to the Portfolio V Deposit, less any Excess Carry Amount, as defined, earned on such deposit. Although we currently anticipate completing CBO V in the near term, there is no assurance that CBO V will be consummated or on what terms it will be consummated.

FIN 46R: In December 2003, Financial Accounting Standards Board Interpretation ("FIN") No. 46R "Consolidation of Variable Interest Entities" was issued as a modification of FIN 46. FIN 46R, which becomes effective in the first quarter of 2004, clarifies the methodology for determining whether an entity is a variable interest entity ("VIE") and the methodology for assessing who is the primary beneficiary of a VIE. Under FIN 46R, only the primary beneficiary of a VIE may consolidate the VIE. We have historically consolidated our four existing CBO transactions (the "CBO Entities") because we own the entire equity interest in each of them, representing a substantial portion of their capitalization, and we control the management and resolution of their assets. We are in the process of determining what effect, if any, FIN 46R will have on whether we should continue to consolidate our CBO Entities.

VIEs are defined as entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. We believe CBO Entities did not meet the definition of VIEs under FIN 46 but will probably be classified as VIEs under FIN 46R because our control over such entities is primarily a result of our rights as their collateral manager rather than a result of our equity interest.

A VIE is required to be consolidated by its primary beneficiary, and only by its primary beneficiary, which is defined as the party who will absorb a majority of the VIE's expected losses or receive a majority of the expected residual returns as a result of holding variable interests. If the CBO Entities had met the definition of a VIE under FIN 46, we would have met the FIN 46 criteria to be the primary beneficiary of the CBO Entities due to our substantial equity interest. We are in the process of determining whether we are the primary beneficiary of each of our CBO Entities under the revised standards of FIN 46R, which is determined on a case-by-case basis.

If it is determined that we are not the primary beneficiary of a CBO Entity, we would have to deconsolidate it. A deconsolidation of any of our CBO Entities would cause a material reduction of our assets and liabilities. However, we believe that deconsolidation should not have a material affect on our results of operations.

Other Securities: Other securities primarily represent a portfolio of approximately $174.9 million (carrying value) of securities collateralized by first mortgage liens on manufactured housing units, which was acquired in the fourth quarter of 2003. These securities have a weighted average yield of 8.94% and a weighted average maturity of 5.67 years at December 31, 2003. We financed these securities with three floating rate repurchase agreements. We obtained interest rate swaps in order to hedge our risk of exposure to changes in market interest rates with respect to this debt.

In January 2004, we purchased $31.5 million face amount of certificates ultimately secured by all cash flows generated from a pool of wireless communication towers. These securities were rated B and BB and had a weighted average yield of approximately 9.00% at purchase. We financed these securities with approximately $21.3 million of repurchase agreements. We obtained interest rate swaps in order to hedge our risk of exposure to changes in market interest rates with respect to this debt.

REAL ESTATE RELATED LOANS

In October 2003, pursuant to Financial Accounting Standards Board Interpretation No. 46 "Consolidation of Variable Interest Entities," we consolidated an entity that holds a portfolio of commercial mortgage loans which has been securitized. This investment, which we refer to as the ICH CMO, was previously treated as a non-consolidated residual interest in such securitization. We exercise no control over the management or resolution of these assets and our residual investment in this entity was recorded at $2.9 million prior to its consolidation. The primary effect of the consolidation is the requirement that we reflect the gross loan assets and gross bonds payable of this entity on our balance sheet, as well as the related gross interest income and expense in our statement of income. The consolidation did not have any effect on our net basis in the investment or on our equity and had no material effect on our net income. The following table sets forth certain information with respect to this loan portfolio and related bonds payable at December 31, 2003 (dollars in thousands):

                       ICH CMO LOAN PORTFOLIO                                       BONDS
------------------------------------------------------------------  ----------------------------------------
                Unpaid
              Principal    Carrying   Weighted Avg.  Weighted Avg.   Carrying   Weighted Avg.  Weighted Avg.
Loan Count     Balance      Amount        Yield         Maturity      Amount    Funding Cost     Maturity
------------  ---------   ----------  -------------  -------------  ----------  -------------  -------------
    138       $  243,809  $  241,334           7.90%   4.63 Years   $  218,506           6.47%   4.46 Years

In November 2003, we co-invested in a joint venture alongside an affiliate of our manager, on equal terms, to acquire approximately 130 franchise loans collateralized by fee and leasehold interests and other assets. The loans were purchased for approximately $80.0 million, or approximately 72% of face amount. We, and our manager's affiliate, each own an approximately 38% interest in the joint venture. The remaining approximately 24% interest is owned by a third party financial institution. Our investment totaled $30.6 million at December 31, 2003 and is reflected as an investment in an unconsolidated subsidiary on our consolidated balance sheet.

In November 2003, we acquired an aggregate of $100 million of a $525 million facility comprised of two secured term loans made to subsidiaries of The Newkirk Group that own interests in credit leased operating real estate. The loan bears interest at LIBOR + 4.50% and matures in November 2006. The weighted average loan to value ratio of the loan we invested in was approximately 67% at December 31, 2003. We financed this investment with an $80 million secured, non-recourse term loan which bears interest at LIBOR + 1.50% and matures in November 2006. Both the loan and related financing amortize principal based on collateral receipts.

OPERATING REAL ESTATE

We own credit leased operating real estate located in Canada and in Belgium which, in addition to all the risks inherent in the investment in real estate generally, is also subject to fluctuations in foreign currency exchange rates, unexpected changes in regulatory requirements, political and economic instability in certain geographic locations, difficulties in managing international operations, potentially adverse tax consequences, enhanced accounting and control expenses and the burden of complying with a wide variety of foreign laws. A change in foreign currency exchange rates may adversely impact returns on our non-dollar denominated investments. Our only currency exposures are to the Euro and the Canadian Dollar. Changes in the currency rates can adversely impact the fair values and earnings streams of our international holdings. We generally do not directly hedge our foreign currency risk through the use of derivatives, due to, among other things, REIT qualification issues.

Bell Canada Portfolio: At December 31, 2003, we owned two office properties and an industrial property in Canada leased primarily to Bell Canada. We refer to these properties as the Bell Canada portfolio. The lease of the primary tenant of one of the office buildings, 2 Fieldway Road, expires in March 2004 and this tenant has given notice of their intention to vacate. We have not yet identified a new tenant for this space.

To more effectively monetize lease cash flows and the anticipated value of the properties in the Bell Canada Portfolio, in April 2002 we issued approximately $70 million (Canadian dollars) face amount of securities secured by the lease payments and by the Bell Canada portfolio in a transaction exempt from the registration requirements of both Canadian and U.S. securities laws. The Series A and B Notes were sold to third parties and the Series C Notes were retained by us. Proceeds from sales of the properties are used to repay such notes.

The table below sets forth further information as of December 31, 2003 on the securities issued (amounts in thousands):

                                              CURRENT
                                               FACE
                                  DBRS       (CANADIAN                 STATED
        SERIES                  RATINGS(1)   DOLLARS) (2)   COUPON    MATURITY
---------------------------    -----------   ------------  --------  ----------
Series A Class I Notes.....    AAA           C$    13,597     6.150% April-2012
Series A Class II Notes....    AA            C$     6,000     6.150% April-2012

Series A Class III Notes...    A+            C$    30,000     6.150% April-2012
Series B Notes.............    A             C$     6,000     7.675% April-2012
                                             ------------

Subtotal...................                  C$    55,597
                                             ------------

Series C Notes.............    BBB           C$    10,000    11.000% April-2012
                                             ------------

TOTAL......................                  C$    65,597
                                             ============

----------------------

(1) Dominion Bond Rating Service Limited

(2) C$4.0 million of this amount was repaid in January 2004.

The following table sets forth certain information with respect to the Bell Canada portfolio as of December 31, 2003 (dollars, others than per square foot amounts, in thousands):

                              BELL CANADA PORTFOLIO


   PROPERTY                                            NET RENTABLE  YEAR BUILT/
   ADDRESS      CITY / SUBMARKET (2)  STATE/ PROVINCE     SQ FT      RENOVATED    OWNERSHIP    USE
--------------  --------------------  ---------------  ------------  -----------  ---------  ------
                                                                       1972/
                Etobicoke (Toronto)/                                 expanded
2 Fieldway Rd.  Metro West                  ON             177,214     1978         100%     Office

100 Dundas St.  London/ CBD                 ON             325,764     1980         100%     Office

20-40 Norelco
Dr., 83 Signet                                                         1963/                 Industrial/
     Dr.        Toronto/ North York         ON             624,786     1971/1979    100%     Distribution
                                                       -----------
Total                                                    1,127,764
                                                       ===========
                                               % OF     TENANT NET                         TENANT
   PROPERTY                                  TOTAL SQ   RENTABLE SQ    LEASE       LEASE   CREDIT
   ADDRESS          TENANT                   FT LEASED       FT      START DATE  END DATE  RATING
--------------  ---------------------------  ---------  -----------  ----------  --------  ------
2 Fieldway Rd.      Bell Canada - Office         94.10%     166,753   03/26/98   03/31/04    A
                   Bell Canada - Cafeteria        4.25%       7,533   03/26/98   03/31/04    A
                    Bell Canada - Storage         0.91%       1,619   03/26/98   03/31/04    A
                    O&Y Enterprise Office         0.65%       1,153   03/26/98   03/31/04
                      Hosnya Elshaarawy           0.09%         156   04/01/01   03/31/06

100 Dundas St.      Bell Canada - Office         89.24%     290,706   03/26/98   03/31/06    A
                    Bell Canada - Storage         3.96%      12,890   03/26/98   03/31/06    A
                Bell Canada - Communication       0.52%       1,686   03/26/98   03/31/47    A
                          Mactel                  0.85%       2,759   03/01/03   05/31/04
                    Tony & Fay Gardiner           0.15%         475   09/01/02   08/31/07
                Palmieri's Fine Foods Inc.        0.58%       1,884   10/01/00   09/30/10
                    O&Y Enterprise Office         0.45%       1,478   03/26/98   03/31/06
                         COMTECH                  0.03%          96   01/01/00   12/31/05
20-40 Norelco
Dr., 83 Signet
     Dr.            Bell Canada - Office         98.80%     617,267   03/26/98   03/31/07    A
                   Bell Canada - Cafeteria        0.73%       4,559   03/26/98   03/31/07    A
                    Bell Canada - Storage         0.47%       2,960   03/26/98   03/31/07    A
                                              ---------  ----------
Total                                            98.78%   1,113,974
                                              =========  ==========
                                       ANNUAL
                ANNUAL    CURRENT       REAL      LEASE
   PROPERTY      RENT    RENT PER SQ   ESTATE    RENEWAL
   ADDRESS      (1)(3)     FT (1)     TAXES(1)   OPTION
--------------  ------   -----------  --------   ---------
2 Fieldway Rd.     900          5.40       685    None (4)
                    58          7.71
                     6          3.86
                     9          7.71
                     1          5.40

100 Dundas St.   1,569          5.40     1,155   One 5 Year
                    50          3.86             One 5 Year
                    26         15.42
                    17          6.17
                     3          6.94
                    38         20.05
                     7          5.01
                     1          6.17
20-40 Norelco
Dr., 83 Signet
     Dr.        $ 3,332  $      5.40     1,100   One 5 Year
                     35         7.71
                     11         3.86
                -------  -----------  --------
Total           $ 6,063  $    116.07  $  2,940
                =======  ===========  ========

1) Monetary amounts are in U.S. dollars based on the December 31, 2003 Canadian dollar exchange rate of 1.2970.

2) CBD means central business district.

3) Certain operating expenses are reimbursed by tenants at rates ranging up to 15% above actual cost.

4) Tenant has given notice that it will vacate at lease expiration.

SCHEDULE OF LEASE EXPIRATIONS (DOLLARS IN THOUSANDS):

                              BELL CANADA PORTFOLIO

                                                                       % OF GROSS ANNUAL
            NUMBER OF TENANT    SQUARE FEET OF       ANNUAL RENT OF    RENT REPRESENTED
 YEAR        LEASES EXPIRING    EXPIRING LEASES    EXPIRING LEASES(1)  BY EXPIRING LEASES
----------  ----------------    ---------------    ------------------  -------------------
 2004               5              179,817            $      990             16.33%
 2005               1                   96                     1              0.01%
 2006               4              305,230                 1,627             26.83%
 2007               4              625,261                 3,381             55.77%
 2008               0                    -                     -              0.00%
 2009               0                    -                     -              0.00%
 2010               1                1,884                    38              0.62%
 2047               1                1,686                    26              0.43%
                -----            ---------            ----------         ----------
Total              16            1,113,974            $    6,063            100.00%
                =====            =========            ==========         ==========

-----------------------

(1) Monetary amounts are in U.S. dollars based on the December 31, 2003 Canadian dollar to U.S. dollar exchange rate of 1.2970.

LIV Portfolio: As of December 31, 2003, we own eight office and industrial properties in Belgium leased primarily to government or quasi-governmental entities, referred to as the LIV portfolio.

The LIV portfolio is financed with a Euro-denominated loan, $74.6 million of which was outstanding as of December 31, 2003. The loan bears interest at a rate equal to 5.32% and matures in November 2006.

We have committed to a plan to sell five of the properties in the LIV portfolio. We are currently in negotiation with a potential buyer of these properties. We expect a sale of the properties to be completed in the first half of 2004. Accordingly, these properties have been reclassified to Real Estate Held for Sale and have been marked down to their estimated fair value less costs of sale, resulting in a recorded loss of approximately $1.5 million. The operations of such properties have been reclassified into discontinued operations for all periods presented. Although we currently anticipate completing this sale in the near term, there is no assurance that this sale will be completed or on what terms it will be completed.

The following table sets forth certain information with respect to the LIV portfolio as of December 31, 2003 (dollars, other than per square foot amounts, in thousands):

                                  LIV PORTFOLIO

                                                                               NET
                                                                            RENTABLE SQ   YEAR BUILT/
  PROPERTY ADDRESS                    CITY/ SUBMARKET     STATE/ PROVINCE      FT         RENOVATED      OWNERSHIP     USE
-----------------------------------------------------------------------------------------------------------------------------
ALFA: GOSSETLAAN 54                   Groot-Bijgaarden    Belgium             81,763      1994              100%    Office

BETA: RUE GUIMARD 10                  Brussels            Belgium             119,781     1973/1995         100%    Office

BETA: LEUVENSESTEENWEG 325            Zaventem            Belgium             65,175      1975/1990         100%    Office

CENTRUM: 4 RUE DE LA SCIENCE 4 (2)    Brussels            Belgium             26,651      1952/1998         100%    Office

MELODICUM: DREVE RICHELLE 159 (2)     Waterloo            Belgium             46,231      1930/1990         100%    Office

POLYTROPHYS: RUE BELLIARD 15-17 (2)   Brussels            Belgium             28,180      1974/1996         100%    Office

SEMINOLE: HOGE WEI 5 (2)              Zaventem            Belgium             55,606      1986              100%    Warehouse

TREALEN: RUE BELLIARD 4-6 (2)         Brussels            Belgium             32,206      1987/2001         100%    Office
-----------------------------------------------------------------------------------------------------------------------------
Total                                                                        455,593
=============================================================================================================================

                                                                           % OF      TENANT NET    LEASE
                                                                         TOTAL SQ    RENTABLE SQ   START     LEASE END
  PROPERTY ADDRESS                                  TENANT               FT LEASED       FT        DATE        DATE
-----------------------------------------------------------------------------------------------------------------------
ALFA: GOSSETLAAN 54
                                                  Lucent                  25.51%      20,860      12/01/98   04/30/11
                                                  Wella                   17.39%      14,219      01/01/99   12/31/07
                                              United Biscuits             13.95%      11,410      03/01/99   02/28/08
                                                  Job @                   10.02%       8,191      07/01/00   06/30/09
BETA: RUE GUIMARD 10
                                             European Commission         100.00%     119,781      10/01/95   09/30/07
BETA: LEUVENSESTEENWEG 325
                                          Space Application Services       7.27%       4,736      08/15/93   08/14/11
                                                  K & L                    4.38%       2,852      10/01/97   09/30/06
                                                  Integri                 10.17%       6,631      04/01/98   03/31/07
                                           Ifaros (fka Elsevier)          40.38%      26,318      06/01/99   05/31/08
                                                  Aprico                   7.27%       4,736      03/01/00   02/28/09
                                                 Secproof                  1.90%       1,238      01/01/01   12/31/09
                                           Portima/Quality Infor.          4.57%       2,982      03/01/01   02/28/10
CENTRUM: 4 RUE DE LA SCIENCE 4 (2)
                                          Swedish & Finnish Assoc.        13.81%       3,681      08/15/95   08/14/04
                                             Vedior Interim               11.03%       2,939      06/01/96   05/31/05
                                          Local Government Denmark        19.91%       5,307      01/01/00   12/31/08
                                           Government of Belgium          55.25%      14,725      04/01/01   03/31/10
MELODICUM: DREVE RICHELLE 159 (2)
                                                 CBC Banque                4.66%       2,153      11/01/93   10/31/11
                                         Cosmopolis (Battersby Chung)      1.70%         786      07/01/96   06/30/05
                                       Mastercard Europe SPRL (Europay)   91.01%      42,076      01/01/00   12/30/07
                                                 Lunch Time                2.63%       1,216      05/01/00   04/30/09
POLYTROPHYS: RUE BELLIARD 15-17 (2)
                                                 Foratom                  10.73%       3,025      06/01/99   05/31/08
                                                 Foratom                  18.87%       5,317      06/01/97   05/31/06
                                          Alliance for Beverages          10.73%       3,025      02/01/00   01/31/09
                                        Ag. Erogazioni Agricoltura        10.73%       3,025      10/01/00   09/30/09
                                        Czech Trade Promotion Agency       4.39%       1,238      12/01/00   11/30/09
                                                  C.V.N.                  10.73%       3,025      09/01/01   08/31/10
SEMINOLE: HOGE WEI 5 (2)
                                         Noortman / UPS Logistics        100.00%      55,606      07/01/00   06/30/09
TREALEN: RUE BELLIARD 4-6 (2)
                                                 Vacant                    0.00%           0
---------------------------------------------------------------------------------------------------------------------
Total                                                                     81.45%     371,097
=====================================================================================================================

                                                                           ANNUAL
                                                               CURRENT      REAL
                                                      ANNUAL   RENT PER    ESTATE
  PROPERTY ADDRESS                                   RENT (1)   SQ FT     TAXES (1)
------------------------------------------------------------------------------------
ALFA: GOSSETLAAN 54                                                       $   65
                                                     $    381  $ 18.24
                                                          211    14.82
                                                          206    18.07
                                                          127    15.49
BETA: RUE GUIMARD 10                                                         496
                                                        3,903    32.59
BETA: LEUVENSESTEENWEG 325                                                    37
                                                           62    13.01
                                                           37    12.93
                                                          130     9.58
                                                          185     7.03
                                                           67    14.11
                                                           17    13.56
                                                           38    12.87
CENTRUM: 4 RUE DE LA SCIENCE 4 (2)                                            66
                                                           75    20.27
                                                           40    13.51
                                                           89    16.80
                                                          284    19.27
MELODICUM: DREVE RICHELLE 159 (2)                                             65
                                                           51    23.61
                                                           13    16.30
                                                          670    15.91
                                                           35    29.01
POLYTROPHYS: RUE BELLIARD 15-17 (2)                                           91
                                                           46    15.26
                                                           83    15.69
                                                           45    14.79
                                                           47    15.66
                                                           21    16.69
                                                           43    14.18
SEMINOLE: HOGE WEI 5 (2)                                                      20
                                                          344     6.20
TREALEN: RUE BELLIARD 4-6 (2)                                                105
                                                            -        -
------------------------------------------------------------------------------------
Total                                                $  7,250             $  945
====================================================================================

(1) Monetary amounts are in U.S. dollars based on the December 31, 2003 Euro to U.S. dollar exchange rate of 0.79397.

(2) Designated as Real Estate Held for Sale at December 31, 2003.

SCHEDULE OF LEASE EXPIRATIONS (DOLLARS IN THOUSANDS):

                                  LIV PORTFOLIO

                                                                        % OF GROSS ANNUAL
          NUMBER OF TENANT     SQUARE FEET OF        ANNUAL RENT OF      RENT REPRESENTED
YEAR       LEASES EXPIRING    EXPIRING LEASES      EXPIRING LEASES(1)   BY EXPIRING LEASES
------------------------------------------------------------------------------------------
2004              1                 3,681              $       75               1.03%
2005              2                 3,725                      53               0.72%
2006              2                 8,170                     120               1.66%
2007              4               182,707                   4,915              67.79%
2008              4                46,059                     526               7.26%
2009              8                78,275                     703               9.70%
2010              3                20,731                     365               5.04%
2011              3                27,749                     493               6.80%
-----            --               -------              ----------             ------
TOTAL            27               371,097              $    7,250             100.00%
=====            ==               =======              ==========             ======

---------
(1) Monetary amounts are in U.S. dollars based on the December 31, 2003 Euro to U.S. dollar exchange rate of 0.79397.

Sale Leaseback. We have entered into a letter of intent to purchase approximately 200 convenience store and retail petroleum sites subject to a sale-leaseback arrangement under long-term triple net leases. We intend to structure this transaction through a joint venture, in which we will invest approximately $30.0 million of equity, with an affiliate of our manager on equal terms. The transaction is expected to close towards the end of the first quarter or in the early second quarter of 2004; however, the transaction is subject to numerous conditions and there is no assurance that we will consummate this transaction.

RESIDENTIAL MORTGAGE LOANS

As of December 31, 2003, we own a portfolio of floating rate residential mortgage loans, secured by first priority liens on properties located in the U.S., that is financed with floating rate repurchase agreements. The following table sets forth certain information with respect to our mortgage loan portfolio and related repurchase agreements at December 31, 2003 (dollars in thousands):

                             LOAN PORTFOLIO                                                  REPURCHASE AGREEMENTS
---------------------------------------------------------------------------    ----------------------------------------------
                   Unpaid
                  Principal     Carrying     Weighted Avg.    Weighted Avg.     Carrying       Weighted Avg.  Stated Maturity
Loan Count         Balance       Amount        Net Coupon        Maturity        Amount       Funding Spread        Date
----------       ----------    ----------    -------------    -------------    ----------     --------------  ---------------
  1,731          $  578,330    $  586,237     LIBOR+2.14%       4.1 Years      $  557,191      LIBOR + 0.41%     March 2004

OUR HEDGING ACTIVITIES

We enter into hedging transactions to protect our positions from interest rate fluctuations and other changes in market conditions. These transactions may include interest rate swaps, the purchase or sale of interest rate collars, caps or floors, options, mortgage derivatives and other hedging instruments. These instruments may be used to hedge as much of the interest rate risk as our manager determines is in the best interest of our stockholders, given the cost of such hedges and the need to maintain our status as a REIT. Our manager may elect to have us bear a level of interest rate risk that could otherwise be hedged when our manager believes, based on all relevant facts, that bearing such risks is advisable. We have extensive experience in hedging real estate positions with these types of instruments. We engage in hedging for the sole purpose of protecting against interest rate risk and not for the purpose of speculating on changes in interest rates.

INVESTMENT GUIDELINES

Our general investment guidelines, adopted by our board of directors, include:

     - no investment is to be made which would cause us to fail to qualify as a REIT;

     - no investment is to be made which would cause us to be regulated as an investment company;

     - no more than 20% of our total equity, determined as of the date of such investment, is to be invested in any single asset;

     - our leverage is not to exceed 90% of the sum of our total debt and our total equity; and

     - we are not to co-invest with the manager or any of its affiliates unless (i) our co-investment is otherwise in accordance with these guidelines and (ii) the terms of such co-investment are at least as favorable to us as to the manager or such affiliate (as applicable) making such co-investment.

In addition, our manager is required to seek the approval of the independent members of our board of directors before we engage in a material transaction with another entity managed by our manager or any of its affiliates. These investment guidelines may be changed by our board of directors without the approval of our stockholders.

THE MANAGEMENT AGREEMENT

We are party to a management agreement with Fortress Investment Group, dated as of June 6, 2002, as amended on March 4, 2003, pursuant to which Fortress Investment Group, our manager, provides for the day-to-day management of our operations.

The management agreement requires our manager to manage our business affairs in conformity with the policies and the investment guidelines that are approved and monitored by our board of directors. Our manager's management is under the direction of our board of directors. The manager is responsible for (i) the purchase and sale of real estate securities and other real estate-related assets, (ii) the financing of our real estate securities and other real estate-related assets, (iii) management of our real estate, including arranging for purchases, sales, leases, maintenance and insurance, (iv) the purchase, sale and servicing of loans for us, and (v) investment advisory services. Our manager is responsible for our day-to-day operations and performs (or causes to be performed) such services and activities relating to our assets and operations as may be appropriate.

We pay our manager an annual management fee equal to 1.5% of our gross equity, as defined. The management agreement provides that we will reimburse our manager for various expenses incurred by our manager or its officers, employees and agents on our behalf, including costs of legal, accounting, tax, auditing, administrative and other similar services rendered for us by providers retained by our manager or, if provided by our manager's employees, in amounts which are no greater than those which would be payable to outside professionals or consultants engaged to perform such services pursuant to agreements negotiated on an arm's-length basis.

To provide an incentive for our manager to enhance the value of our common stock, our manager is entitled to receive an incentive return (the "Incentive Compensation") on a cumulative, but not compounding, basis in an amount equal to the product of (A) 25% of the dollar amount by which (1) (a) our funds from operations, as defined (before the Incentive Compensation) per share of common stock (based on the weighted average number of shares of common stock outstanding) plus (b) gains (or losses) from debt restructuring and from sales of property and other assets per share of common stock (based on the weighted average number of shares of common stock outstanding), exceed (2) an amount equal to (a) the weighted average of the price per share of common stock in our initial public offering and the value attributed to the net assets transferred to us by Holdings, and in any of our subsequent offerings (adjusted for prior capital dividends or capital distributions) multiplied by (b) a simple interest rate of 10% per annum (divided by four to adjust for quarterly calculations) multiplied by (B) the weighted average number of shares of common stock outstanding.

The management agreement provides for automatic one-year extensions from and after June 6, 2003. Our independent directors review our manager's performance annually and the management agreement may be terminated annually upon the affirmative vote of at least two-thirds of our independent directors, or by a vote of the holders of a majority of the outstanding shares of our common stock, based upon unsatisfactory performance that is materially detrimental to us or a determination by our independent directors that the management fee earned by our manager is not fair, subject to our manager's right to prevent such a management fee compensation termination by accepting a mutually acceptable reduction of fees. Our manager will be provided with 60 days' prior notice of any such termination and will be paid a termination fee equal to the amount of the management fee earned by our manager during the twelve-month period preceding such termination which may make it more difficult for us to terminate the management agreement. Following any termination of the management agreement, we shall be entitled to purchase our manager's right to receive the Incentive Compensation at a price determined as if our assets were sold for cash at their then current fair market value (as determined by an appraisal, taking into account, among other things, the expected future value of the underlying investments) or otherwise we may continue to pay the Incentive Compensation to our manager. In addition, if we do not purchase our manager's Incentive Compensation, our manager may require us to purchase the same at the price discussed above. In addition, the management agreement may be terminated by us at any time for cause.

The principals of our manager include Messrs. Wesley R. Edens, Peter L. Briger, Jr., Robert I. Kauffman, Randal A. Nardone and Michael E. Novogratz.

POLICIES WITH RESPECT TO CERTAIN OTHER ACTIVITIES

We have authority to offer our common stock or other equity or debt securities in exchange for property and to repurchase or otherwise reacquire our shares or any other securities and may engage in such activities in the future.

We also may make loans to, or provide guarantees of, our subsidiaries. Although we have no current intentions of doing so, we may repurchase or otherwise reacquire our shares or other securities.

Subject to the percentage ownership and gross income and asset tests necessary for REIT qualification, we may invest in securities of other REITs, other entities engaged in real estate activities or securities of other issuers, including for the purpose of exercising control over such entities.

We may engage in the purchase and sale of investments. We do not underwrite the securities of other issuers.

Our officers and directors may change any of these policies without a vote of our stockholders.

In the event that we determine to raise additional equity capital, our board of directors has the authority, without stockholder approval, to issue additional common stock or preferred stock in any manner and on such terms and for such consideration it deems appropriate, including in exchange for property.

Decisions regarding the form and other characteristics of the financing for our investments are made by our manager subject to the general investment guidelines adopted by our board of directors.

We have financed our assets with the net proceeds of our initial public offering, follow-on offerings, the issuance of preferred stock, long-term secured borrowings and short-term borrowings under repurchase agreements. In the future, operations may be financed by future offerings of equity securities, as well as short-term and long-term unsecured and secured borrowings. We expect that, in general, we will employ leverage consistent with the type of assets acquired and the desired level of risk in various investment environments. Our governing documents do not explicitly limit the amount of leverage that we may employ. Instead, the general investment guidelines adopted by our board of directors limits total leverage to a maximum 9.0 to 1 debt to equity ratio. At December 31, 2003 and 2002, our debt to equity ratio was approximately 5.4 to 1 and 4.3 to 1, respectively. Our policy relating to the maximum leverage we may utilize may be changed by our board of directors at any time in the future.

COMPETITION

We are subject to significant competition in seeking investments. We compete with several other companies for investments, including other REITs, insurance companies and other investors. Some of our competitors have greater resources than we do and we may not be able to compete successfully for investments.

COMPLIANCE WITH APPLICABLE ENVIRONMENTAL LAWS

Properties we own or may acquire are or would be subject to various foreign, federal, state and local environmental laws, ordinances and regulations. Under these laws, ordinances and regulations, a current or previous owner of real estate (including, in certain circumstances, a secured lender that succeeds to ownership or control of a property) may become liable for the costs of removal or remediation of certain hazardous or toxic substances or petroleum product releases at, on, under or in its property. These laws typically impose cleanup responsibility and liability without regard to whether the owner or control party knew of or was responsible for the release or presence of the hazardous or toxic substances. The costs of investigation, remediation or removal of these substances may be substantial and could exceed the value of the property. An owner or control party of a site may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from a site. Certain environmental laws also impose liability in connection with the handling of or exposure to asbestos-containing materials, pursuant to which third parties may seek recovery from owners of real properties for personal injuries associated with asbestos-containing materials. Our operating costs and values of these assets may be adversely affected by the obligation to pay for the cost of complying with existing environmental laws, ordinances and regulations, as well as the cost of complying with future legislation, and our income and ability to make distributions to our stockholders could be affected adversely by the existence of an environmental liability with respect to our properties. We endeavor to ensure that properties we own or acquire will be in compliance in all material respects with all foreign, federal, state and local laws, ordinances and regulations regarding hazardous or toxic substances or petroleum products.

EMPLOYEES

We are party to a management agreement with Fortress Investment Group LLC pursuant to which they advise us regarding investments, portfolio management, and other aspects of our business, and manage our day-to-day operations. As a result, we have no employees. The employees of Fortress Investment Group LLC are not a party to any collective bargaining agreement.

CORPORATE GOVERNANCE AND INTERNET ADDRESS

We emphasize the importance of professional business conduct and ethics through our corporate governance initiatives. Our board of directors consists of a majority of independent directors; the audit, nominating/corporate governance, and compensation committees of our board of directors are composed exclusively of independent directors. We have adopted corporate governance guidelines, and our manager has adopted a code of business conduct and ethics, which delineate our standards for our officers and directors, and employees of our manager.

Our internet address is http://www.newcastleinv.com. We make available, free of charge through a link on our site, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports, if any, as filed with the SEC as soon as reasonably practicable after such filing.

Our site also contains our code of business conduct and ethics, senior officer code of ethics, corporate governance guidelines, and the charters of the audit committee, nominating/corporate governance committee and compensation committee of our board of directors.

                              CAUTIONARY STATEMENTS

This report contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, the operating performance of our investments and financing needs. Forward-looking statements are generally identifiable by use of forward-looking terminology such as "may," "will," "should," "potential," "intend," "expect," "endeavor," "seek," "anticipate," "estimate," "overestimate," "underestimate," "believe," "could," "project," "predict," "continue" or other similar words or expressions. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to, changes in economic conditions generally and the real estate and bond markets specifically; adverse changes in the financing markets we access affecting our ability to finance our real estate securities portfolios in general, or in a manner that maintains our historic net spreads; changes in interest rates and/or credit spreads, as well as the success of our hedging strategy in relation to such changes; the quality and size of the investment pipeline and the rate at which we can invest our cash, including cash obtained in connection with CBO financings; impairments in the value of the collateral underlying our real estate securities, real estate related loans and residential mortgage loans; the relation of any impairments in the value of our real estate securities portfolio or operating real estate to our judgments as to whether changes in the market value of our securities are temporary or not and whether circumstances bearing on the value of our operating real estate warrant changes in carrying values; changes in the markets; legislative/regulatory changes; completion of pending investments; the availability and cost of capital for future investments; competition within the finance and real estate industries; and other risks detailed from time to time in our SEC reports.

Risks relating to our management, business and company include, specifically:

Risks Relating to our Management

     - We are dependent on our manager and may not find a suitable replacement if our manager terminates the management agreement.

     - There are conflicts of interest in our relationship with our manager who manages, or whose affiliate manages, other pooled investment vehicles (investment funds, private investment funds, or businesses) that invest in real estate securities, real estate related loans and operating real estate.

     - Our directors have approved very broad investment guidelines for our manager and do not approve individual investment decisions made by our manager.

     - We may change our investment strategy without stockholder consent which may result in riskier investments than our current investments.

     - Our investment strategy may evolve, in light of existing market conditions and investment opportunities, to continue to take advantage of opportunistic investments in real estate-related assets, which may involve additional risks depending upon the nature of such assets and the forms of financing we use to finance them on a short or long term basis.

Risks Relating to our Business

     - We are subject to significant competition and we may not compete successfully.

     - The loans we invest in and the loans underlying the mortgage and asset backed securities we invest in are subject to delinquency, foreclosure and loss, which could result in losses to us.

     - Our investments in senior unsecured REIT securities are subject to specific risks relating to the particular REIT issuer and to the general risks of investing in subordinated real estate securities, which may result in losses to us.

     - The real estate securities consisting of B-notes, real estate related loans and other direct and indirect interests in pools of real estate properties or loans that we invest in may be subject to additional risks relating to the privately negotiated structure and terms of the transaction, which may result in losses to us.

     - Prepayment rates can increase, adversely affecting yields on our residential mortgage loans.

     - Many of our investments are illiquid, including our investments in unconsolidated subsidiaries, and we may not be able to vary our portfolio in response to changes in economic and other conditions.

     - Although we seek to match-fund our investments to limit refinance risk, in particular with respect to a substantial portion of our investments in real estate securities, we do not employ this strategy with respect to our investments in residential mortgage loans and certain real estate securities and real estate-related loans, which increases refinance risks for these investments.

     - We may not be able to acquire eligible securities for a CBO financing, or may not be able to issue CBO securities on attractive terms, which may require us to seek more costly financing for our investments or to liquidate assets. In addition, following the closing of a CBO financing, the rate at which we are able to acquire eligible securities may adversely impact our anticipated returns.

     - We may not be able to match-fund our investments with respect to maturities and interest rates, which exposes us to the risk that we may not be able to finance or refinance our investments on economically favorable terms.

     - Our determination of how much leverage to apply to our investments may adversely affect our return on our investments and may reduce cash available for distribution.

     -    Our hedging transactions may limit our gains or result in losses.

     -    Interest rate fluctuations may cause losses.

     - Our insurance on our real estate in which we have interests and insurance on our mortgage loans and real estate securities collateral may not cover all losses.

     - Environmental compliance costs and liabilities with respect to our real estate in which we have interests may affect our results of operations.

     - Our non-U.S. investments are subject to currency rate exposure and the uncertainty of foreign laws and markets.

Risks Relating to our Company

     - Our failure to qualify as a REIT would result in higher taxes and reduced cash available for stockholders.

     -    REIT distribution requirements could adversely affect our liquidity.

     - Dividends payable by REITs do not qualify for the reduced tax rates under recently enacted tax legislation.

     - Maintenance of our Investment Company Act exemption imposes limits on our operations.

     -    ERISA may restrict investments by plans in our common stock.

     - The stock ownership limits imposed by the Internal Revenue Code for REITs and our charter may inhibit market activity in our stock and may restrict our business combination opportunities.

     - The following factors may inhibit or prevent a change of our control, which could depress our stock price: Maryland takeover statutes; our authorized but unissued common and preferred stock; our stockholder rights plan; and our staggered board and other provisions of our charter and bylaws.

Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect our management's views as of the date of this report. The factors noted above could cause our actual results to differ significantly from those contained in any forward-looking statement. For a discussion of our critical accounting policies see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies."

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this report to conform these statements to actual results.

ITEM 2. PROPERTIES.

Our investments in properties, which comprise our operating real estate business segment, are described under "Business - Our Investments."

Our manager leases principal executive and administrative offices located at 1251 Avenue of the Americas, New York, NY 10020, 16th floor. Its telephone number is (212) 798-6100. Our manager is currently considering its need for additional office space in New York.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of our security holders during the fourth quarter of 2003.

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

                                                                                           Distributions
                    2002                                  High         Low     Last Sale     Declared
----------------------------------------------           ------      ------    ---------   -------------
July 12, 2002 through September 30, 2002                  N/A         N/A         N/A          $0.40
October 1, 2002 through October 9, 2002 (1)               N/A         N/A         N/A          $0.06
October 10, 2002 through December 31, 2002 (2)           $15.97      $12.38      $15.97        $0.39

                                                                                           Distributions
                   2003                                   High        Low      Last Sale     Declared
----------------------------------------------           ------      ------    ---------   -------------
First Quarter                                            $16.83      $15.46      $16.73        $0.45
Second Quarter                                           $20.00      $16.50      $19.58        $0.50
Third Quarter                                            $23.24      $19.00      $22.99        $0.50
Fourth Quarter                                           $27.24      $22.64      $27.10        $0.50

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

On February 13, 2004, the closing sale price for our common stock, as reported on the NYSE, was $28.02. As of February 13, 2004, there were approximately 46 record holders of our common stock. This figure does not reflect the beneficial ownership of shares held in nominee name.

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes the total number of outstanding securities in the incentive plan and the number of securities remaining for future issuance, as well as the weighted-average exercise price of all outstanding securities as of December 31, 2003.

                                                                                               NUMBER OF SECURITIES REMAINING
                                           NUMBER OF SECURITIES TO BE      WEIGHTED-AVERAGE     AVAILABLE FOR FUTURE ISSUANCE
                                             ISSUED UPON EXERCISE OF      EXERCISE PRICE OF      UNDER EQUITY COMPENSATION
            PLAN CATEGORY                      OUTSTANDING OPTIONS       OUTSTANDING OPTIONS               PLANS
---------------------------------------    --------------------------    -------------------   ------------------------------
EQUITY COMPENSATION PLANS APPROVED
 BY SECURITY HOLDERS:

   Newcastle Investment Corp. Nonqualified
   Stock Option and Incentive Award Plan          1,501,727 (A)                 $17.43                  8,494,233 (B)

EQUITY COMPENSATION PLANS NOT APPROVED
 BY SECURITY HOLDERS:
   None                                               N/A                         N/A                        N/A

------------------
(A) Includes options for (i) 1,485,327 shares held by an affiliate of our manager; (ii) 2,900 shares held by an employee of our manager; and (iii) an aggregate of 13,500 shares held by our directors, other than Mr. Edens.

(B) The maximum available for issuance is equal to 10% of the number of outstanding equity interests, subject to a maximum of 10,000,000 shares in the aggregate over the term of the plan. The number of securities remaining available for future issuance is net of an aggregate of 1,540 shares of our common stock awarded in June 2003 to our directors, other than Mr. Edens, representing half of the annual automatic stock award to each such director for service during the year in which the incentive plan was amended to provide for an annual automatic stock award, and of 2,500 shares issued to one of our directors upon the exercise of previously granted non-employee director options.

ITEM 6. SELECTED FINANCIAL DATA.

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

The selected historical consolidated financial information set forth below as of December 31, 2003, 2002, 2001, 2000 and 1999 and for the years ended December 31, 2003, 2002, 2001 and 2000 and 1999 has been derived from our audited historical consolidated financial statements.

The information below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and notes thereto included in "Financial Statements and Supplementary Data."

                   SELECTED CONSOLIDATED FINANCIAL INFORMATION
                      (in thousands, except per share data)

                                                                                     YEAR ENDED DECEMBER 31,
                                                               -------------------------------------------------------------------
                                                                  2003         2002           2001           2000           1999
                                                               ---------    ---------      ---------      ---------      ---------
OPERATING DATA                                                                 (B)            (A)            (A)            (A)
Revenues
  Interest income                                              $ 134,669    $  73,172      $  48,967      $  51,702      $  30,354
  Other income                                                    34,509       32,642         64,425         47,751         17,507
                                                               ---------    ---------      ---------      ---------      ---------
                                                                 169,178      105,814        113,392         99,453         47,861

Expenses
  Interest expense                                                81,561       48,121         34,051         35,311         19,741
  Other expense                                                   30,153       25,842         44,389         29,540         20,427
                                                               ---------    ---------      ---------      ---------      ---------
                                                                 111,714       73,963         78,440         64,851         40,168

Equity in earnings (losses) of unconsolidated subsidiaries           862          362          2,807           (980)        (3,615)
                                                               ---------    ---------      ---------      ---------      ---------
Income from continuing operations                                 58,326       32,213         37,759         33,622          4,078
Income (loss) from discontinued operations                        (2,208)        (718)         5,912          9,238          8,734
Cumulative effect of change in accounting principle                    -            -              -              -           (513)
                                                               ---------    ---------      ---------      ---------      ---------
Net Income                                                        56,118       31,495         43,671         42,860         12,299
Preferred dividends and related accretion                         (4,773)      (1,162)        (2,540)        (2,084)             -
                                                               ---------    ---------      ---------      ---------      ---------
Income available for common stockholders                       $  51,345    $  30,333      $  41,131      $  40,776      $  12,299
                                                               =========    =========      =========      =========      =========
Net Income per share of common stock, diluted                  $    1.96    $    1.68      $    2.49      $    2.16      $    0.59
                                                               =========    =========      =========      =========      =========
Income from continuing operations per share of common stock,
  after preferred dividends and related accretion, diluted     $    2.05    $    1.72      $    2.13      $    1.67      $    0.19
                                                               =========    =========      =========      =========      =========
Weighted average number of shares of common stock
  outstanding, diluted                                            26,141       18,090         16,493         18,892         20,917
                                                               =========    =========      =========      =========      =========
Dividends declared per share of common stock                   $    1.95    $    2.05      $    2.00      $    1.50      $    2.04
                                                               =========    =========      =========      =========      =========

                                                                                   AS OF DECEMBER 31,
                                                       ----------    ----------    ----------    ----------    ----------
                                                          2003          2002          2001          2000          1999
                                                       ----------    ----------    ----------    ----------    ----------
BALANCE SHEET DATA
Real estate securities, available for sale             $2,089,712    $1,069,892    $  522,258    $  509,729    $  504,669
Real estate related loans, net                            341,193             -        10,675       106,957       152,714
Residential mortgage loans, net                           586,237       258,198             -             -             -
Operating real estate, net                                102,995       113,652       524,834       540,539       558,849
Cash and cash equivalents                                  60,403        45,463        31,360        10,575        14,345
Total assets                                            3,533,081     1,572,567     1,262,119     1,331,086     1,381,600
Debt                                                    2,924,552     1,217,007       897,390       975,656       971,260
Stockholders' equity                                      539,363       284,241       310,545       300,655       354,673

SUPPLEMENTAL BALANCE SHEET DATA
Common shares outstanding                                  31,375        23,489        16,489        16,500        20,917
Book value per share of common stock, subsequent to
  initial public offering                              $    15.20    $    12.10           N/A           N/A           N/A

(A) Represents the operations of our predecessor.

(B) Includes the operations of our predecessor through the date of commencement of our operations, July 12, 2002.

                                                                  YEAR ENDED DECEMBER 31,
                                     -------------------------------------------------------------------------------
                                        2003             2002              2001             2000             1999
                                     -----------      -----------      -----------      -----------      -----------
OTHER DATA
Cash Flow provided by (used in):
 Operating activities                $    37,592      $    21,557      $    34,448      $    24,823      $    32,834
 Investing activities                $(1,652,682)     $  (682,691)     $   106,053      $   151,632      $  (683,420)
 Financing activities                $ 1,630,030      $   675,237      $  (119,716)     $  (180,225)     $   589,335
Funds from Operations (FFO) (A)      $    54,380      $    37,633      $    48,264      $    53,523      $    24,707

(A) We believe FFO is one appropriate measure of the operating performance of real estate companies because it provides investors with information regarding our ability to service debt and make capital expenditures. We also believe that FFO is an appropriate supplemental disclosure of operating performance for a REIT due to its widespread acceptance and use within the REIT and analyst communities. Furthermore, FFO is used to compute our incentive compensation to our manager. FFO, for our purposes, represents net income available for common stockholders (computed in accordance with GAAP), excluding extraordinary items, plus depreciation of our operating real estate, and after adjustments for unconsolidated subsidiaries. We consider gains and losses on resolution of our investments to be a normal part of our recurring operations and, therefore, do not exclude such gains and losses when arriving at FFO. Adjustments for unconsolidated subsidiaries are calculated to reflect FFO on the same basis. FFO does not represent cash generated from operating activities in accordance with GAAP and therefore should not be considered an alternative to net income as an indicator of our operating performance or as an alternative to cash flow as a measure of our liquidity and is not necessarily indicative of cash available to fund cash needs. Our calculation of FFO may be different from the calculation used by other companies and, therefore, comparability may be limited.

                                                                                 YEAR ENDED DECEMBER 31,
                                                              --------------------------------------------------------------
                                                                2003         2002          2001          2000         1999
                                                              --------     --------      --------      --------     --------
CALCULATION OF FUNDS FROM OPERATIONS (FFO):
Income available for common stockholders                      $ 51,345     $ 30,333      $ 41,131      $ 40,776     $ 12,299
  Operating real estate depreciation                             3,035        7,994        12,909        12,621        9,927
  Accumulated depreciation on operating real estate sold             -       (2,847)            -             -            -
  Extraordinary item - loss on extinguishment of debt (A)            -            -             -             -        2,341
  Real estate depreciation and amortization-
    unconsolidated subsidiaries (A)                                  -        1,614         2,564           126          140
  Incentive (income) loss accrued from Fund I (A)                    -          609       (14,354)            -            -
  Equity in incentive return accrued by Fund I (A)                   -          (70)        1,645             -            -
  Distributable incentive income from Fund I (A)                     -            -         4,369             -            -
                                                              --------     --------      --------      --------     --------
Funds from operations (FFO)                                   $ 54,380     $ 37,633      $ 48,264      $ 53,523     $ 24,707
                                                              ========     ========      ========      ========     ========

(A) Related to investments retained by our predecessor.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following should be read in conjunction with our consolidated financial statements and notes thereto included in "Financial Statements and Supplementary Data."

GENERAL

We own a diversified portfolio of moderately credit sensitive real estate securities, including commercial mortgage backed securities (including B-notes), senior unsecured debt issued by property REITs and real estate related asset backed securities. Mortgage backed securities are interests in or obligations secured by pools of mortgage loans. We generally target investments rated A through BB. We also own, directly and indirectly, interests in loans and pools of loans, including real estate related loans and residential mortgage loans. We also own, directly and indirectly, interests in operating real estate, including credit leased operating real estate in Canada and Belgium. We consider credit leased operating real estate to be real estate that is leased primarily to tenants with, or whose major tenant has, investment grade credit ratings.

We seek to match-fund our investments with respect to interest rates and maturities in order to minimize the impact of interest rate fluctuations on earnings and reduce the risk of refinancing our liabilities prior to the maturity of the investments. We seek to finance a substantial portion of our real estate securities through the issuance of debt securities in the form of collateralized bond obligations, known as CBOs, which are obligations issued in multiple classes secured by an underlying portfolio of securities. Our CBO financings offer us structural flexibility to buy and sell certain investments to manage risk and, subject to certain limitations, to optimize returns.

Our objective is to maximize the difference between the yield on our investments and the cost of financing these investments while hedging our interest rate risk. We emphasize asset quality, diversification, match-funded financing and credit risk management.

We were formed in June 2002 as a wholly owned subsidiary of Newcastle Investment Holdings Corp. (referred to as Holdings) for the purpose of separating the real estate securities and certain of the credit leased operating real estate businesses from Holdings' other investments. Prior to our initial public offering, Holdings contributed to us certain assets and liabilities in exchange for 16,488,517 shares of our common stock. For accounting purposes, this transaction is presented as a reverse spin-off, whereby Newcastle Investment Corp. is treated as the continuing entity and the assets that were retained by Holdings and not contributed to us are accounted for as if they were distributed at their historical book basis through a spin-off to Holdings. Our operations commenced on July 12, 2002. On May 19, 2003, Holdings distributed to its stockholders all of the shares of our common stock that it held, and it no longer owns any of our equity. Approximately 2.3 million of such shares are held by an affiliate of our manager. In addition, an affiliate of our manager holds options to purchase approximately 1.7 million shares of our common stock.

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

In October 2002, we sold 7.0 million shares of our common stock in our initial public offering at a price to the public of $13.00 per share, for net proceeds of approximately $80.0 million. During 2003, we sold an aggregate of approximately 7.9 million shares of our common stock in public offerings for net proceeds of approximately $163.3 million. In January 2004, we sold 3.3 million shares of our common stock in a public offering at a price to the public of $26.30 per share, for net proceeds of approximately $85.8 million. Subsequent to that offering, we had 34,674,833 shares of common stock outstanding.

We are organized and conduct our operations to qualify as a REIT for federal income tax purposes. As such, we will generally not be subject to federal income tax on that portion of our income that is distributed to stockholders if we distribute at least 90% of our REIT taxable income to our stockholders by prescribed dates and comply with various other requirements.

We conduct our business by investing in four primary investment categories (business segments): (i) real estate securities, (ii) real estate related loans,
(iii) operating real estate, primarily credit leased operating real estate, including a portfolio of properties located in Canada, which we refer to as our Bell Canada portfolio, and a portfolio of properties located in Belgium, which we refer to as our LIV portfolio and (iv) residential mortgage loans.

Holdings, our predecessor, conducted its business through four primary segments:
(1) real estate securities, (2) operating real estate, primarily credit leased operating real estate, (3) its investment in Fortress Investment Fund LLC ("Fund I") and (4) real estate related loans. Holdings' investments in real estate securities and a portion of its investments in operating real estate were contributed to us. The operating real estate and mortgage loans distributed to Holdings have been treated as discontinued operations, because they constituted a component of an entity, while the other operations distributed to Holdings, including the investment in Fund I, have not been treated as such, because they did not constitute a component of an entity as defined in SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets."

In addition to certain of the investments distributed to Holdings as described above, our discontinued operations include the operations of properties which have been sold or classified as Real Estate Held for Sale pursuant to SFAS No.
144. For more information on these properties, see Note 6 of our consolidated financial statements which appear in "Financial Statements and Supplementary Data."

Revenues attributable to each segment are disclosed below (unaudited) (in thousands).

                                       Real Estate                     Residential
                      Real Estate       Related        Operating        Mortgage
For the Year Ended     Securities        Loans        Real Estate        Loans        Fund I     Unallocated      Total
-------------------------------------------------------------------------------------------------------------------------
December 31, 2003      $ 128,091       $ 6,257        $ 21,358         $ 12,892      $     --      $   580     $ 169,178
December 31, 2002      $  83,259       $    --        $ 17,555         $  1,281      $  3,287      $   432     $ 105,814
December 31, 2001      $  54,961       $    --        $ 18,519         $     --      $ 38,297      $ 1,615     $ 113,392

TAXATION

We have elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended (the "Code"), and we intend to continue to operate in such a manner. Our current and continuing qualification as a REIT depends on our ability to meet various tax law requirements, including, among others, requirements relating to the sources of our income, the nature of our assets, the composition of our stockholders, and the timing and amount of distributions that we make.

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

If, in any taxable year, we fail to satisfy one or more of the various tax law requirements, we could fail to qualify as a REIT. In addition, if Holdings failed to qualify as a REIT and we are treated as a successor to Newcastle Holdings, this could cause us to likewise fail to qualify as a REIT. If we fail to qualify as a REIT for a particular tax year, our income in that year would be subject to U.S. federal corporate income tax (including any applicable alternative minimum tax), and we may need to borrow funds or liquidate certain investments in order to pay the applicable tax, and we would not be compelled by the Code to make distributions. Unless entitled to relief under certain statutory provisions, we would also be disqualified from treatment as a REIT for the four taxable years following the year during which qualification is lost.

Although we currently intend to operate in a manner designed to qualify as a REIT, it is possible that future economic, market, legal, tax or other developments may cause us to fail to qualify as a REIT, or may cause our board of directors to revoke the REIT election.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Management's discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that could affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. Actual results could differ from these estimates. A summary of our significant accounting policies is presented in Note 2 to our consolidated financial statements, which appear in "Financial Statements and Supplementary Data." The following is a summary of our accounting policies that are most affected by judgments, estimates and assumptions.

In December 2003, Financial Accounting Standards Board Interpretation ("FIN") No. 46R "Consolidation of Variable Interest Entities" was issued as a modification of FIN 46. FIN 46R, which becomes effective in the first quarter of 2004, clarifies the methodology for determining whether an entity is a variable interest entity ("VIE") and the methodology for assessing who is the primary beneficiary of a VIE.

Under FIN 46R, only the primary beneficiary of a VIE may consolidate the VIE. We have historically consolidated our four existing CBO transactions (the "CBO Entities") because we own the entire equity interest in each of them, representing a substantial portion of their capitalization, and we control the management and resolution of their assets. We are in the process of determining what effect, if any, FIN 46R will have on whether we should continue to consolidate our CBO Entities.

VIEs are defined as entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. We believe CBO Entities did not meet the definition of VIEs under FIN 46 but will probably be classified as VIEs under FIN 46R because our control over such entities is primarily a result of our rights as their collateral manager rather than a result of our equity interest.

A VIE is required to be consolidated by its primary beneficiary, and only by its primary beneficiary, which is defined as the party who will absorb a majority of the VIE's expected losses or receive a majority of the expected residual returns as a result of holding variable interests. If the CBO Entities had met the definition of a VIE under FIN 46, we would have met the FIN 46 criteria to be the primary beneficiary of the CBO Entities due to our substantial equity interest. We are in the process of determining whether we are the primary beneficiary of each of our CBO Entities under the revised standards of FIN 46R, which is determined on a case-by-case basis.

If it is determined that we are not the primary beneficiary of a CBO Entity, we would have to deconsolidate it. A deconsolidation of any of our CBO Entities would cause a material reduction of our assets and liabilities. However, we believe that deconsolidation should not have a material affect on our results of operations.

We have classified our real estate securities as available for sale. As such, they are carried at fair value with net unrealized gains or losses reported as a component of accumulated other comprehensive income. Fair value is based primarily upon multiple broker quotations, as well as counterparty quotations, which provide valuation estimates based upon reasonable market order indications or a good faith estimate thereof. These quotations are subject to significant variability based on market conditions, such as interest rates and credit spreads. Changes in market conditions, as well as changes in the assumptions or methodology used to determine fair value, could result in a significant increase or decrease in our book equity. We must also assess whether unrealized losses on securities, if any, reflect a decline in value which is other than temporary and, accordingly, write the impaired security down to its value through earnings. For example, a decline in value is deemed to be other than temporary if it is probable that we will be unable to collect all amounts due according to the contractual terms of a security which was not impaired at acquisition. Temporary declines in value generally result from change in market factors, such as market interest rates and credit spreads, or from certain macroeconomic events, including market disruptions and supply changes, which do not directly impact our ability to collect amounts contractually due. Significant judgment is required in this analysis. To date, no such write-downs have been made.

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

Similarly, our derivative instruments are carried at fair value pursuant to Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended. Fair value is based on counterparty quotations. To the extent they qualify as hedges under SFAS No. 133, net unrealized gains or losses are reported as a component of accumulated other comprehensive income; otherwise, they are reported as a component of current income. Fair values of such derivatives are subject to significant variability based on many of the same factors as the securities discussed above. The results of such variability could be a significant increase or decrease in our book equity and/or earnings.

We purchase, directly and indirectly, real estate related and residential mortgage loans to be held for investment. We must periodically evaluate each of these loans for possible impairment. Impairment is indicated when it is deemed probable that we will be unable to collect all amounts due according to the contractual terms of the loan. Upon determination of impairment, we would establish a specific valuation allowance with a corresponding charge to

We purchase, directly and indirectly, real estate related and residential mortgage loans to be held for investment. We must periodically evaluate each of these loans for possible impairment. Impairment is indicated when it is deemed probable that we will be unable to collect all amounts due according to the contractual terms of the loan. Upon determination of impairment, we would establish a specific valuation allowance with a corresponding charge to earnings. Significant judgment is required both in determining impairment and in estimating the resulting loss allowance. In 2003, a loss allowance of $0.1 million was recorded with respect to the residential mortgage loans in our portfolio.

Income on these loans is recognized similar to that on our securities and is subject to similar uncertainties and contingencies.

We own operating real estate held for investment. We review our operating real estate for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Upon determination of impairment, we would record a write-down of the asset, which would be charged to earnings. Significant judgment is required both in determining impairment and in estimating the resulting write-down. To date, we have determined that no write-downs have been necessary on the operating real estate in our portfolio. In addition, when operating real estate is classified as held for sale, it must be recorded at the lower of its carrying amount or fair value less costs of sale. Significant judgment is required in determining the fair value of such properties. At December 31, 2003, we have five properties classified as held for sale on which an aggregate loss of $1.5 million was recorded in adjusting them to fair value.

RESULTS OF OPERATIONS

Our independent operations commenced in July 2002 and our initial public offering was completed in October 2002. In addition, we had one offering of preferred stock and two offerings of common stock during 2003. These events resulted in additional capital being deployed to our investments which, in turn, resulted in changes to our results operations. Furthermore, the results of operations described below include the operations of our predecessor through July 12, 2002, the date of the commencement of our operations. Therefore, many items discussed below prior to such date will not have a continuing impact on our operations.

The following table summarizes the changes in our results of operations from year-to-year (dollars in thousands):

                                              Year-to-Year               Year-to-Year
                                          Increase (Decrease)           Percent Change           Explanation
                                       ------------------------     ---------------------   --------------------
                                       2003/2002      2002/2001     2003/2002   2002/2001   2003/2002  2002/2001
                                       ---------      ---------     ---------   ---------   ---------  ---------
Interest income                         $ 61,497        24,205         84.0%       49.4%       (A)        (A)
Rental and escalation income               3,357          (364)        18.7%       (0.2%)      (B)        (B)
Gain on settlement of investments          1,762         2,979         15.4%       35.3%       (C)        (C)
Management fee from affiliate             (4,470)       (4,471)        (100%)     (50.0%)      (D)        (D)
Incentive income from affiliate            1,218       (29,927)         N/A      (104.2%)      (D)        (D)

Interest expense                          33,440        14,070         69.5%       41.3%       (A)        (A)
Property operating expense                 1,108             9         14.0%        0.1%       (B)        (B)
Loan and security servicing expense        1,499           401        228.9%      157.8%       (A)        (A)
General and administrative expense         1,312         1,332         48.3%       96.1%       (E)        (E)
Management fee to affiliate               (2,782)       (5,437)       (30.1%)     (37.0%)      (F)        (F)
Incentive compensation to affiliate        3,370       (14,332)       118.0%      (83.3%)      (F)        (F)
Depreciation and amortization               (196)         (520)        (8.0%)     (17.5%)      (G)        (G)

Equity in earnings of
  unconsolidated subsidiaries                500        (2,445)       138.1%      (87.1%)      (H)        (I)

Income from continuing operations         26,113        (5,546)        81.1%      (14.7%)

(A) Changes in interest income and expense are primarily due to our acquisition of portfolios of interest bearing assets and related financings, as follows:

                                                 Year-to-Year Income (Decrease)
                                        ----------------------------------------------

                                           Interest Income          Interest Expense
                                        ---------------------    ---------------------
                                        2003/2002   2002/2001    2003/2002    2002/2001
                                        ---------   ---------    ---------    ---------
Real Estate Securities Portfolio II        9,041      25,269        8,073       18,566
Real Estate Securities Portfolio III      22,990         652       14,767            -
Real Estate Securities Portfolio IV        8,942           -        5,134            -
Residential Mortgage Loan Portfolio       11,004       1,281        5,504            -
ICH CMO Loan Portfolio                     5,539        (515)       4,074            -
Other                                      3,981      (2,482)      (4,112)      (4,496)
                                          ------      ------       ------       ------
                                          61,497      24,205       33,440       14,070

     Changes in loan and security servicing expense are also primarily due to these acquisitions.

(B) These changes are primarily the result of foreign currency fluctuations with respect to our Bell Canada and LIV portfolios.

(C) These changes are primarily a result of the volume of sales of real estate securities. Sales of real estate securities are based on a number of factors including credit, asset type and industry and can be expected to increase or decrease from time to time. Periodic fluctuations in the volume of sales of securities is dependent upon, among other things, management's assessment of credit risk, asset concentration, portfolio balance and other factors.

(D) These items relate to our predecessor's investment in Fund I, prior to its distribution to Holdings.

(E) The increases in general and administrative expense are primarily a result of the increased cost of being a public company.

(F) Excluding management fees and incentive compensation which were passed through our predecessor to our manager related to our predecessor's investment in Fund I, the changes in management fees and incentive compensation were as follows:

                                      Year-to-Year Increase (Decrease)
                                      -------------------------------
                                         2003/2002        2002/2001
                                         ---------        ---------
Management Fee to Affiliate                1,688            (966)
Incentive Compensation to Affiliate        2,761             631

The increase in management fees from 2002 to 2003 is a result of our increased size resulting from our equity issuances during this period; the decrease from 2001 to 2002 is a result of our distribution to Holdings which decreased our size. The increases in incentive compensation are primarily a result of our increased earnings.

(G) The decreases in depreciation and amortization are primarily the result of the distribution of depreciable assets to Holdings.

(H) The increase in earnings from unconsolidated subsidiaries from 2002 to 2003 is primarily a result of our 2003 acquisition of an interest in an LLC which owns a portfolio of real estate related loans.

(I) The decrease in earnings from unconsolidated subsidiaries from 2001 to 2002 is a result of the distribution of our predecessor's investment in Fund I.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments, and other general business needs. Additionally, to maintain our status as a REIT under the Internal Revenue Code, we must distribute annually at least 90% of our taxable income. Our primary sources of funds for liquidity consist of net cash provided by operating activities, borrowings under loans and the issuance of debt and equity securities. Our loans and debt securities are generally secured directly by our investment assets. As of December 31, 2003, our real estate securities purchased in connection with our four CBO financings as well as our Bell Canada portfolio and a real estate loan portfolio were securitized, while our LIV portfolio, our residential mortgage loan portfolio, several of our other real estate securities and one of our other real estate related loans served as collateral for loan obligations.

We expect that our cash on hand and our cash flow provided by operations will satisfy our liquidity needs with respect to our current investment portfolio over the next twelve months. However, we currently expect to seek additional capital in order to grow our investment portfolio. We have an effective shelf registration statement with the SEC which allows us to issue various types of securities, such as common stock, preferred stock, depository shares, debt securities and warrants, from time to time, up to an aggregate of $750 million, of which approximately $588 million remains available subsequent to our January 2004 offering.

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

Our ability to execute our business strategy, particularly the growth of our investment portfolio, depends to a significant degree on our ability to obtain additional capital. Our core business strategy is dependent upon our ability to issue the match-funded debt we use to finance our real estate securities and other real estate related assets at rates that provide a positive net spread. A significant portion of our investments are financed with collateralized bond obligations, known as CBOs. If spreads for CBO liabilities widen or if demand for such liabilities ceases to exist, then our ability to execute future CBO financings will be severely restricted.

We expect to meet our short-term liquidity requirements generally through our cash flow provided by operations, as well as investment specific borrowings. In addition, at December 31, 2003, we had an unrestricted cash balance of $60.4 million. Our cash flow provided by operations differs from our net income due to four primary factors: (i) accretion of discount or premium on our real estate securities and loans, discount on our debt obligations, deferred financing costs and interest rate cap premiums, and deferred hedge gains and losses, (ii) gains and losses, (iii) depreciation of our operating real estate and (iv) straight-lined rental income. Proceeds from the sale of real estate securities which serve as collateral for our CBO financings, including gains thereon, are required to be retained in the CBO structure until the related bonds are retired and are therefore not available to fund current cash needs.

Our real estate securities are financed long-term and their credit status is continuously monitored; therefore, these investments are expected to generate a generally stable current return, subject to interest rate fluctuations. Our operating real estate is also financed long-term and primarily leased to credit tenants with long-term leases and is therefore also expected to generate generally stable current cash flows. However, the primary tenant of one of the office buildings in our Bell Canada portfolio intends to vacate in March 2004. See "Quantitative and Qualitative Disclosures About Market Risk -- Interest Rate Exposure" below.

With respect to our operating real estate, we expect to incur expenditures of approximately $0.4 million relating to tenant improvements in connection with the inception of leases and capital expenditures during the year ending December 31, 2004.

Debt Obligations

The following table presents certain information regarding our debt obligations as of December 31, 2003 (unaudited) (dollars in thousands):

                                                              Unhedged Weighted
                                                               Average Funding    Final Stated  Weighted Average  Weighted Average
                                Carrying Amount  Face Amount        Cost            Maturity    Funding Cost (A)  Maturity (Years)
                                ---------------  -----------  -----------------   ------------  ----------------  ----------------
CBO Bonds Payable
CBO I                              $  431,802     $  437,500     3.83% (B)          July 2038         4.89%             4.67
CBO II                                439,832        444,000     2.91% (B)         April 2037         6.03%             6.33
CBO III                               467,325        472,000     2.43% (B)         March 2038         4.01%             8.44
CBO IV                                454,574        460,000     2.03% (B)         Sept. 2038         3.60%             8.34
                                   ----------     ----------                                          ----              ----
                                    1,793,533      1,813,500                                          4.61%             6.99
                                   ----------     ----------                                          ----              ----
Other Bonds Payable
Bell Canada Securitization             42,168         42,866        7.01%          April 2012         7.01%             2.09
ICH CMO                               218,506        218,506     6.47% (B)         August 2030        6.47%             4.46
                                   ----------     ----------                                          ----
                                      260,674        261,372                                          6.56%
                                   ----------     ----------                                          ----
Notes Payable
LIV Mortgage                           74,562         74,562        6.10%           Nov. 2006         6.10%             2.92
Real Estate Loan Financing             80,000         80,000     LIBOR+1.50%        Nov. 2006         2.74%             2.96
                                   ----------     ----------                                          ----
                                      154,562        154,562                                          4.36%
                                   ----------     ----------                                          ----
Repurchase Agreements
Residential Mortgage Loans (C)        557,191        557,191     LIBOR+0.41%       March 2004         1.52%             0.25
Other Security #1                       1,457          1,457     LIBOR+1.35%        One Month         2.47%             0.08
Other Security #2 (D)                  18,143         18,143     LIBOR+0.28%        One Month         1.43%             0.08
Other Security #3 (E)                  16,705         16,705     LIBOR+0.50%       March 2004         4.45%             0.25
Other Security #4 (E)                  12,062         12,062     LIBOR+0.50%       March 2004         4.44%             0.25
Other Security #5 (E)                 110,225        110,225     LIBOR+0.70%       March 2004         3.68%             0.25
                                   ----------     ----------                                          ----
                                      715,783        715,783                                          1.97%
                                   ----------     ----------                                          ----
Total debt obligations             $2,924,552     $2,945,217                                          4.12%
                                   ==========     ==========                                          ====

(A)  Including the effect of applicable hedges.

(B)  Weighted average, including floating and fixed rate classes.

(C)  The counterparty on this repo is Bear Stearns Mortgage Capital Corporation.

(D)  The counterparty on this repo is Deutsche Bank AG.

(E)  The counterparty on this repo is Greenwich Capital Management Inc.

Our long-term debt obligations existing at December 31, 2003 (gross of $20.7 million of discounts) have contractual maturities as follows (unaudited) (in millions):

2004                $    726.5
2005                       7.3
2006                     139.6
2007                         -
2008                         -
Thereafter             2,071.8
                    ----------
Total               $  2,945.2
                    ==========

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

In April 2002, we completed our second CBO financing, CBO II, whereby a portfolio of real estate securities was contributed to a consolidated subsidiary which issued $444.0 million face amount of investment grade senior bonds and $56.0 million face amount of non-investment grade subordinated bonds, where were retained by us, in a private placement. One class of the senior bonds bears a floating interest rate. We obtained an interest rate swap and cap in order to hedge our exposure to the risk of changes in market interest rates with respect to these bonds, at an initial cost of approximately $1.2 million.

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

In March 2003, we completed our third CBO financing, CBO III, whereby a portfolio of real estate securities was contributed to a consolidated subsidiary which issued $472.0 million face amount of investment grade senior bonds and $28.0 million face amount of non-investment grade subordinated bonds, which were retained by us, in a private placement. One class of the senior bonds bears a floating interest rate. We obtained an interest rate swap and cap in order to hedge our exposure to the risk of changes in market interest rates with respect to these bonds, at an initial cost of approximately $1.3 million.

In September 2003, we completed our fourth CBO financing, CBO IV, whereby a portfolio of real estate securities was contributed to a consolidated subsidiary which issued $460.0 million face amount of investment grade senior bonds and $40.0 million face amount of non-investment grade subordinated bonds, which were retained by us, in a private placement. One tranche, the $395.0 million face amount of Class I-MM bonds, was issued subject to remarketing procedures and related agreements whereby such bonds are remarketed and sold on a periodic basis. The Class I-MM bonds are fully insured by a third party with respect to the timely payment of interest and principal thereon. Four classes of the senior bonds bear floating interest rates. We obtained an interest rate swap and cap in order to hedge our exposure to the risk of changes in market interest rates with respect to these bonds, at an initial cost of approximately $3.1 million.

In October 2003, we entered into an agreement with a major financial institution for the right to purchase commercial mortgage backed securities, senior unsecured REIT debt, real estate loans and asset backed securities (the "Portfolio V Collateral") for our next real estate securities portfolio which is targeted to be $450 million. The agreement is treated as a non-hedge derivative for accounting purposes and is therefore marked-to-market through current income; a gain of approximately $0.5 million has been recorded through December 31, 2003. The Portfolio V Collateral is expected to be included in a financing transaction in which we would acquire the equity interest ("CBO V"). As of December 31, 2003, approximately $195.0 million of the Portfolio V Collateral had been accumulated. Through December 31, 2003, we made deposits aggregating approximately $19.0 million under such agreement (the "Portfolio V Deposit"). If CBO V is not consummated as a result of our failure to acquire the equity interest, except as a result of our gross negligence or willful misconduct, we would be required to either purchase the Portfolio V Collateral or pay the Realized Loss, as defined, up to the Portfolio V Deposit, less any Excess Carry Amount, as defined, earned on such deposit. Although we currently anticipate completing CBO V in the near term, there is no assurance that CBO V will be consummated or on what terms it will be consummated.

Other Bonds Payable

In April 2002, we refinanced the Bell Canada portfolio through a securitization transaction denominated in Canadian dollars. We have retained one class of the issued bonds. In connection with this securitization, we guaranteed certain payments under an interest rate swap to be entered into in 2007 if the bonds are not fully repaid by such date. We believe the fair value of this guarantee is negligible at December 31, 2003.

In October 2003, pursuant to Financial Accounting Standards Board Interpretation No. 46 "Consolidation of Variable Interest Entities," we consolidated an entity which holds a portfolio of commercial mortgage loans which has been securitized. This investment, which we refer to as the ICH CMO, was previously treated as a non-consolidated residual interest in such securitization. We exercise no control over the management or resolution of these assets and our residual investment in this entity was recorded at $2.9 million prior to its consolidation. The primary effect of the consolidation is the requirement that we reflect the gross loan assets (approximately $241 million of mortgage loans) and gross bonds payable of this entity in our financial statements. The consolidation did not have any effect on our net basis in the investment or on our equity and had no material effect on our net income.

Notes Payable

In November 2002, we refinanced the LIV portfolio with a loan denominated in EUR.

In November 2003, we acquired an aggregate of $100 million of a $525 million facility comprised of two secured term loans made to subsidiaries of The Newkirk Group that own interests in credit leased operating real estate. The weighted average loan to value ratio of the loan we invested in was 67% at December 31, 2003. We financed this investment with an $80 million secured, non-recourse term loan. Both the loan and related financing amortize principal based on collateral receipts.

Repurchase Agreements

At December 31, 2003, we owned a portfolio of floating rate residential mortgage loans with a carrying amount of $586.2 million, a weighted average yield of 2.94% and a weighted average maturity of 4.1 years. This portfolio is financed with floating rate repurchase agreements.

At December 31, 2003, we owned a $3.9 million subordinate interest in a securitization which is financed with a repurchase agreement.

In October 2003, we purchased approximately $20.2 million of CMBS securities. We financed these securities with a repurchase agreement.

In the fourth quarter of 2003, we acquired approximately $174.9 million of securities collateralized by first mortgage liens on manufactured housing units. We financed these securities with three floating rate repurchase agreements. We obtained interest rate swaps in order to hedge our risk of exposure to changes in market interest rates with respect to this debt, at no initial net cost.

Other

In November 2003, we co-invested in a joint venture alongside an affiliate of our manager, on equal terms, to acquire approximately 130 franchise loans collateralized by fee and leasehold interests and other assets. The loans were purchased for approximately $80.0 million, or approximately 72% of face amount. We, and our manager's affiliate, each own an approximately 38% interest in the joint venture. The remaining approximately 24% interest is owned by a third party financial institution. Our investment totaled $30.6 million at December 31, 2003 and is reflected as an investment in an unconsolidated subsidiary on our consolidated balance sheet.

Stockholders' Equity

Common Stock Offerings

The following table summarizes information regarding our common stock offerings since our initial public offering.

                             Shares
                             Issued    Price to Public    Net Proceeds     Options Granted
    Date                   (millions)     per Share        (millions)         to Manager
    ----                   ----------  ---------------    ------------     ---------------
October 2002                   7.0          $13.00            $80.0             700,000
July 2003                      4.6          $20.35            $88.4             460,000
December 2003                  3.3          $22.85            $74.9             328,227
January 2004                   3.3          $26.30            $85.8             330,000

At December 31, 2003, we had 31,374,833 shares of common stock outstanding. After the January 2004 offering, we had 34,674,833 shares of common stock outstanding.

Preferred Stock Offering

In March 2003, we issued 2.5 million shares of 9.75% Series B Cumulative Redeemable Preferred Stock (the "Series B Preferred") in a public, registered offering for net proceeds of approximately $60.1 million. The Series B Preferred has a $25 liquidation preference, no maturity date and no mandatory redemption. We have the option to redeem the Series B Preferred beginning in March 2008.

Other Comprehensive Income

During the year ended December 31, 2003, our accumulated other comprehensive income increased due to the following factors (in thousands):

Accumulated other comprehensive income, December 31, 2002                 $       7,037
 Unrealized gain on securities                                                   23,670
 Realized (gain) on securities: reclassification adjustment                     (13,185)
 Foreign currency translation                                                     4,653
 Foreign currency translation: reclassification adjustment                          396
 Unrealized gain on derivatives designated as cash flow hedges                   16,842
                                                                          -------------

Accumulated other comprehensive income, December 31, 2003                 $      39,413
                                                                          =============

Our book equity changes as our real estate securities portfolio and derivatives are marked-to-market each quarter, among other factors. The primary causes of mark-to-market changes are changes in interest rates and credit spreads. During the year, the combination of tightening credit spreads and sustained low interest rates has resulted in a net increase in unrealized gains on our real estate securities portfolio. In an environment of widening credit spreads and increasing interest rates, we believe our new investment activities would benefit. While such an environment would likely result in a decrease in the fair value of our existing securities portfolio and therefore reduce our book equity and ability to realized gains on such existing securities, it would not directly affect our earnings or our cash flow or our ability to pay a dividend.

In addition, the weakening of the U.S. dollar against both the Canadian dollar and the Euro has resulted in an increase in unrealized gains on our Canadian and Belgian operating real estate.

Common Dividends Paid

Declared for the Period Ended              Paid          Amount Per Share
-----------------------------          ------------      ----------------
September 30, 2002                     October 2002           $0.40
October 9, 2002                        October 2002           $0.06
December 31, 2002                      January 2003           $0.39
March 31, 2003                         April 2003             $0.45
June 30, 2003                          July 2003              $0.50
September 30, 2003                     October 2003           $0.50
December 31, 2003                      January 2004           $0.50

Our Predecessor

The following is a discussion of our predecessor's historical liquidity and capital resources, primarily related to operations distributed to them.

In May 1999, Holdings closed on the $399.1 million GSA securitization, which financed the GSA portfolio of operating real estate. The GSA securitization, and related assets, were retained by Holdings.

In November 1999, Holdings securitized a U.S. commercial mortgage loan by issuing $55.6 million of bonds. The bonds were also secured by a $15.0 million letter of credit. These obligations were repaid in December 2001.

In November 1999, Holdings obtained the $24.8 million GSA Kansas City mortgage, which was repaid in May 2002 upon the sale of the related asset.

In July 2000, Holdings entered into a $40 million revolving credit agreement, which bore interest at LIBOR +4.25% and was due in July 2003. Holdings hedged its exposure to the risk of changes in market interest rates with respect to the credit agreement by obtaining an interest rate swap. This credit agreement was retained by Holdings.

Cash Flow

Net cash flow provided by operating activities increased from $21.6 million for the year ended December 31, 2002 to $37.6 million for the year ended December 31, 2003. It decreased from $34.4 million for the year ended December 31, 2001 to $21.6 million for the year ended December 31, 2002. These changes resulted from the acquisition and settlement of our investments as described above, including the distribution of investments to Holdings.

Investing activities provided (used) ($1,652.7 million), ($682.7 million) and $106.1 million during the years ended December 31, 2003, 2002 and 2001, respectively. Investing activities consisted primarily of the acquisition of properties and the investments made in real estate securities and loans, net of proceeds from the sale or settlement of investments.

Financing activities provided (used) $1,630.0 million, $675.2 million and ($119.7 million) during the years ended December 31, 2003, 2002 and 2001, respectively. The equity issuances, borrowings and debt issuances described above served as the primary sources of cash flow from financing activities. Offsetting uses included the payment of related deferred financing costs (including the purchase of hedging instruments), the payment of dividends, the redemption of common and preferred stock and the repayment of debt as described above.

See the consolidated statements of cash flows in our consolidated financial statements included in "Financial Statements and Supplementary Data" for a reconciliation of our cash position (including our predecessor's cash position prior to the commencement of our operations) for the periods described herein.

CREDIT, SPREAD AND INTEREST RATE RISK

We are subject to credit and interest rate risk with respect to our investments in real estate securities and loans.

Real Estate Securities

The commercial mortgage and other asset backed securities (including B-notes) we invest in are generally junior in right of payment of interest and principal to one or more senior classes, but benefit from the support of one or more subordinate classes of securities or other form of credit support within a securitization transaction. The senior unsecured REIT debt securities we invest in reflect comparable credit risk. Credit risk refers to each individual borrower's ability to make required interest and principal payments on the scheduled due dates. We believe, based on our due diligence process, that these securities offer attractive risk-adjusted returns with long-term principal protection under a variety of default and loss scenarios. While the expected yield on these securities is sensitive to the performance of the underlying assets, the more subordinated securities or other features of the securitization transaction, in the case of commercial mortgage and other asset backed securities, and the issuer's underlying equity and subordinated debt, in the case of senior unsecured REIT debt securities, are designed to bear the first risk of default and loss. We further minimize credit risk by actively monitoring our real estate securities portfolio and the underlying credit quality of our holdings and, where appropriate, repositioning our investments to upgrade the credit quality and yield on our investments. While we have not experienced any significant credit losses, in the event of a significant rising interest rate environment and/or economic downturn, loan and collateral defaults may increase and result in credit losses that would adversely affect our liquidity and operating results.

Our real estate securities portfolio is diversified by asset type, industry, location and issuer. We expect that this diversification also helps to minimize the risk of capital loss. At December 31, 2003, our real estate securities which serve as collateral for our CBO financings had an overall weighted average credit rating of approximately BBB, and approximately 78.7% of these securities had an investment grade rating (BBB- or higher).

Our real estate securities are also subject to spread risk. Our fixed rate securities are valued based on a market credit spread over the rate payable on fixed rate U.S. Treasuries of like maturity. In other words, their value is dependent on the yield demanded on such securities by the market based on their credit relative to U.S. Treasuries. Excessive supply of such securities combined with reduced demand will generally cause the market to require a higher yield on such securities, resulting in the use of a higher (or "wider") spread over the benchmark rate (usually the applicable U.S. Treasury security yield) to value such securities. Under such conditions, the value of our real estate securities portfolio would tend to decline. Conversely, if the spread used to value such securities were to decrease (or "tighten"), the value of our real estate securities portfolio would tend to increase. Our floating rate securities are valued based on a market credit spread over LIBOR and are effected similarly by changes in LIBOR spreads. Such changes in the market value of our real estate securities portfolio may effect our net equity, net income or cash flow directly through their impact on unrealized gains or losses on available-for-sale securities, and therefore our ability to realize gains on such securities, or indirectly through their impact on our ability to borrow and access capital. See "Quantitative and Qualitative Disclosures About Market Risk-Credit Spread Curve Exposure" below.

Furthermore, shifts in the U.S. Treasury yield curve, which represents the market's expectations of future interest rates, would also effect the yield required on our real estate securities and therefore their value. This would have similar effects on our real estate securities portfolio and our financial position and operations to a change in spreads.

Returns on our real estate securities are sensitive to interest rate volatility. Interest rate changes may also impact our net book value as our securities and related hedge derivatives are marked - to-market each quarter. Generally, as interest rates increase, the value of our fixed rate securities, such as commercial mortgage backed securities, decreases and as interest rates decrease, the value of such securities will increase. In general, we would expect that over time, decreases in the value of our real estate securities portfolio attributable to interest rate changes will be offset to some degree by increases in the value of our swaps, and vice versa. However, the relationship between spreads securities and spreads on swaps may vary from time to time, resulting in a net aggregate book value increase or decline. Our real estate securities portfolio is predominantly financed to maturity through long-term CBO financings that are not redeemable as a result of book value changes. Accordingly, unless there is a material impairment in value that would result in a payment not being received on a security, changes in the book value of our portfolio will not directly affect our recurring earnings or our ability to pay a dividend.

Our general financing strategy focuses on the use of match-funded structures. This means that we seek to match the maturities of our debt obligations with the maturities of our investments to minimize the risk that we have to refinance our liabilities prior to the maturities of our assets, and to reduce the impact of changing interest rates on our earnings.

In addition, we generally match-fund interest rates on our investments with like-kind debt (i.e., floating rate assets are financed with floating rate debt and fixed rate assets are financed with fixed rate debt), directly or through the use of interest rate swaps, caps or other financial instruments, or through a combination of these strategies, which allows us to reduce the impact of changing interest rates on our earnings. Our financing strategy is dependent on our ability to place the match-funded debt we use to finance our real estate securities at rates that provide a positive net spread. If spreads for CBO liabilities (i.e., bonds issued by CBOs) widen or if demand for such liabilities ceases to exist, then our ability to execute future CBO financings will be severely restricted. See "Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Exposure" below.

Loans

Similar to our real estate securities portfolio, we are subject to credit and spread risk with respect to our real estate related and residential mortgage loan portfolios.

Unlike our real estate securities portfolio, our loans do not benefit from the support of junior classes of securities, but rather bear the first risk of default and loss. We believe that this credit risk is mitigated through our due diligence process and periodic reviews of the borrower's payment history, delinquency status, and the relationship of the loan balance to the underlying property value.

Our loan portfolios are diversified by geographic location and by borrower. We believe that this diversification also helps to minimize the risk of capital loss.

Our loan portfolios are also subject to spread risk. The majority of such loans are floating rate loans, which are valued based on a market credit spread to LIBOR. The value of the loans is dependent upon the yield demanded by the market based on their credit relative to LIBOR. The value of our floating rate loans would tend to decline should the market require a higher yield on such loans, resulting in the use of a higher spread over the benchmark rate (usually the applicable LIBOR yield). Our fixed rate loans are valued based on a market credit spread over U.S. Treasuries and are effected similarly by changes in U.S. Treasury spreads. If the value of our loans subject to repurchase agreements were to decline, it could affect our ability to refinance such loans upon the maturity of the related repurchase agreements.

Any credit or spread losses incurred with respect to our loan portfolios would affect us in the same way as similar losses on our real estate securities portfolio as described above, except that our loan portfolios are not marked to market.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2003, we had the following material off-balance sheet arrangements:

- The $19.5 million carrying value of our deposit on our fifth real estate securities portfolio, as described above under "-Liquidity and Capital Resources." Our potential loss is limited to the amount shown, which is included in our consolidated balance sheet.

- A guarantee of certain payments under an interest rate swap which may be entered into in 2007 in connection with the securitization of the Bell portfolio.

At this time, we do not anticipate a substantial risk of incurring a loss with respect to any of the arrangements.

CONTRACTUAL OBLIGATIONS

As of December 31, 2003, we had the following material contractual obligations (payments in thousands):

             Contract                                                        Terms
             --------                                                        -----
CBO bonds payable                        Described under "Quantitative and Qualitative Disclosures About Market Risk"
Other bonds payable                      Described under "Quantitative and Qualitative Disclosures About Market Risk"
Notes payable                            Described under "Quantitative and Qualitative Disclosures About Market Risk"
Repurchase agreements                    Described under "Quantitative and Qualitative Disclosures About Market Risk"
Interest rate swaps, treated as
hedges                                   Described under "Quantitative and Qualitative Disclosures About Market Risk"

Non-hedge derivative obligations         Described under "Quantitative and Qualitative Disclosures About Market Risk"
CBO IV wrap agreement                    The largest tranche of our CBO IV bonds, the $395.0 million face amount of Class
                                         I-MM bonds, was issued subject to remarketing procedures and related agreements whereby such bonds are remarketed and sold on a periodic basis. The Class I-MM bonds are fully insured by a third party with respect to the timely payment of interest and principal thereon, pursuant to a financial guaranty insurance policy ("wrap"). We pay annual fees of 0.12%
                                         of the outstanding face amount of the Class I-MM bonds under this agreement.

CBO IV backstop agreement                In connection with the remarketing procedures described above, we are a party to a backstop agreement whereby a third party financial institution is required to purchase the Class I-MM bonds at the end of any remarketing period if such bonds could not be resold in the market by the remarketing agent.  We pay annual fees of
                                         0.20% of the outstanding face amount of the Class I-MM bonds under this agreement.

CBO IV remarketing agreement             In connection with the remarketing procedures described above, the remarketing agent is paid an annual fee of 0.05% of the outstanding face amount of the Class
                                         I-MM bonds under the remarketing agreement.

Management agreement                     Our manager is paid an annual management fee of 1.5% of our gross equity, as defined, an expense reimbursement, and incentive compensation equal to 25% of our FFO above a certain threshold. For more information on this agreement, as well as historical amounts earned, see Note
                                         10 to our audited consolidated financial statements under "Financial
                                         Statements and Supplementary Data."

                                             Actual              Fixed and Determinable Payments Due by Period (B)
                                            Payments      -----------------------------------------------------------------
        Contract                            2003 (A)         2004      2005-2006    2007-2008      Thereafter      Total
        --------                           ---------      ----------   ---------    ---------     -----------   -----------
CBO bonds payable                          $  37,878      $        -   $       -     $     -      $ 1,813,500   $ 1,813,500
Other bonds payable                           11,729           3,040           -           -          258,332       261,372
Notes payable                                  4,471           7,653     146,909           -                -       154,562
Repurchase agreements                        201,859         715,783           -           -                -       715,783
Derivative liabilities                        26,880              (C)         (C)         (C)              (C)           (C)
CBO IV wrap agreement                            239              (C)         (C)         (C)              (C)           (C)
CBO IV backstop agreement                        233              (C)         (C)         (C)              (C)           (C)
CBO IV remarketing agreement                      58              (C)         (C)         (C)              (C)           (C)
Management agreement                          11,729              (C)         (C)         (C)              (C)           (C)
                                           ---------      ----------   ---------     -------      -----------   -----------

Total                                      $ 295,076      $  726,476   $ 146,909     $     -      $ 2,071,832   $ 2,945,217
                                           =========      ==========   =========     =======      ===========   ===========

(A) Includes all payments made under the respective agreements. The management agreement payments shown include $6.2 million of management fees and expense reimbursements and $5.5 million of incentive compensation.

(B)  Represents debt principal due based on contractual maturities.

(C)  These contracts do not have fixed and determinable payments.

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

FUNDS FROM OPERATIONS

We believe Funds from Operations (FFO) is one appropriate measure of the operating performance of real estate companies because it provides investors with information regarding our ability to service debt and make capital expenditures. We also believe that FFO is an appropriate supplemental disclosure of operating performance for a REIT due to its widespread acceptance and use within the REIT and analyst communities. Furthermore, FFO is used to compute our incentive compensation to our manager. FFO, for our purposes, represents net income available for common stockholders (computed in accordance with GAAP), excluding extraordinary items, plus depreciation of our operating real estate, and after adjustments for unconsolidated subsidiaries. We consider gains and losses on resolution of our investments to be a normal part of our recurring operations and, therefore, do not exclude such gains and losses when arriving at FFO. Adjustments for unconsolidated subsidiaries are calculated to reflect FFO on the same basis. FFO does not represent cash generated from operating activities in accordance with GAAP and therefore should not be considered an alternative to net income as an indicator of our operating performance or as an alternative to cash flow as a measure of liquidity and is not necessarily indicative of cash available to fund cash needs. Our calculation of FFO may be different from the calculation used by other companies and, therefore, comparability may be limited.

Funds from Operations (FFO) is calculated as follows (unaudited) (in thousands):

                                                                                   For the Year Ended December 31,
                                                                                  2003          2002          2001
                                                                               ---------     ---------     ---------
Income available for common stockholders                                       $  51,345     $  30,333     $  41,131
  Operating real estate depreciation                                               3,035         7,994        12,909
  Accumulated depreciation on operating real estate sold                               -        (2,847)            -
  Real estate depreciation and amortization-unconsolidated subsidiaries (A)            -         1,614         2,564
  Incentive (income) loss accrued from Fund I (A)                                      -           609       (14,354)
  Equity in incentive return accrued by Fund I (A)                                     -           (70)        1,645
  Distributable incentive income from Fund I (A)                                       -             -         4,369
                                                                               ---------     ---------     ---------
Funds from operations (FFO)                                                    $  54,380     $  37,633     $  48,264
                                                                               =========     =========     =========

Funds from operations was derived from our segments as follows (unaudited) (in thousands):

                                                                                             Return on Invested
                                                                                                Common Equity
                                                   Average Invested                          (ROE) for the Year    ROE for the Year
                               Book Equity        Common Equity for      FFO for the Year           Ended               Ended
                            December 31, 2003       the Year Ended            Ended          December 31, 2003    December 31, 2002
                                   (1)          December 31, 2003 (2)   December 31, 2003            (3)                 (3)
                            -----------------   ---------------------   -----------------    ------------------   -----------------
Real estate securities         $    351,612          $  266,168              $ 61,408               22.9%               27.6%
Real estate related loans            54,613              10,934                 2,788               29.5%                N/A
Residential mortgage loans           30,222              20,359                 5,224               25.7%               22.2%
Operating real estate                35,891              39,120                 4,755               12.2%                4.3%
Unallocated (1)                     (23,586)             (5,459)              (19,795)               N/A                 N/A
                            -------------------------------------------------------------------------------------------------------
Total (2)                           448,752          $  331,122              $ 54,380               16.4%               15.7%
                                                     ==============================================================================
Preferred stock                      62,500
Accumulated depreciation            (11,302)
Accumulated other
 comprehensive income                39,413
                               ------------
Net book equity                $    539,363
                               ============

(1) Unallocated FFO represents ($4,773) of preferred dividends and ($15,022) of corporate general and administrative expense, management fees and incentive compensation.

(2) Invested common equity is equal to book equity gross of preferred stock, accumulated depreciation and accumulated other comprehensive income.

(3)  FFO divided by average invested common equity.

RELATED PARTY TRANSACTIONS

In January 2004, we purchased from an underwriter $31.5 million face amount of B and BB rated securities of Global Signal Trust I, a special purpose vehicle established by Global Signal Inc., at a price resulting in a weighted average yield of approximately 9.00%. Two of our directors are the CEO and President of Global Signal, Inc., respectively. A private equity fund managed by an affiliate of our manager owns a significant portion of Global Signal Inc.'s common stock; our manager receives from this private equity fund, in addition to management fees, incentive compensation if the fund's aggregate investment returns exceed certain thresholds. Pursuant to this underwritten 144A offering, approximately $418.0 million of Global Signal Trust I securities were issued in 7 classes, rated AAA though B, of which the B and BB classes constituted $73.0 million. The balance of the B and BB securities were sold on identical terms to a private investment fund managed by an affiliate of our manager and to a large third party mutual fund complex; our manager receives from this private investment fund, in addition to management fees, incentive compensation if the fund's aggregate investment returns exceed certain thresholds. The proceeds of the 144A offering were utilized by Global Signal Inc. to repay an existing credit facility, to pay an extraordinary dividend of approximately $140 million to its stockholders of which approximately $67 million was paid to the above-referenced private equity fund, and for general working capital purposes.

In November 2003, we and a private investment fund managed by an affiliate of our manager co-invested and each indirectly own an approximately 38% interest in a limited liability company that has acquired approximately 130 real estate related loans from a third party financial institution for a purchase price of approximately $80.0 million. Our investment in this entity, reflected as an investment in an unconsolidated subsidiary on our consolidated balance sheet, was approximately $30.6 million at December 31, 2003. Our manager receives from this private investment fund, in addition to management fees, incentive compensation if the fund's aggregate investment returns exceed certain thresholds. The remaining approximately 24% interest in the limited liability company is owned by the above-referenced third party financial institution.

We have entered into a letter of intent for a sale-leaseback transaction under long-term triple net leases. We intend to structure this transaction through a joint venture, in which we will invest approximately $30.0 million of equity, with a private investment fund managed by an affiliate of our manager, pursuant to which we will co-invest on equal terms. Our manager receives from this private investment fund, in addition to management fees, incentive compensation if the fund's aggregate investment returns exceed certain thresholds. The transaction is expected to close towards the end of the first quarter or in the early second quarter of 2004; however, the transaction is subject to numerous conditions and there is no assurance that we will consummate this transaction.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk is the exposure to loss resulting from changes in interest rates, credit spreads, foreign currency exchange rates, commodity prices and equity prices. The primary market risks that we are exposed to are interest rate risk, credit spread risk and foreign currency exchange rate risk. These risks are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. All of our market risk sensitive assets, liabilities and related derivative positions are for non-trading purposes only. For a further understanding of how market risk may effect our financial position or operating results, please refer to the "Application of Critical Accounting Policies" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations."

INTEREST RATE EXPOSURE

Our primary interest rate exposures relate to our real estate securities, loans and floating rate debt obligations, as well as our interest rate swaps and caps. Changes in the general level of interest rates can effect our net interest income, which is the difference between the interest income earned on interest-earning assets and the interest expense incurred in connection with our interest-bearing liabilities. Changes in the level of interest rates also can effect, among other things, our ability to acquire real estate securities and loans, the value of our real estate securities and loans, and our ability to realize gains from the settlement of such assets.

While we have not experienced any significant credit losses, in the event of a significant rising interest rate environment and/or economic downturn, loan and collateral defaults may increase and result in credit losses that would adversely affect our liquidity and operating results.

Our general financing strategy focuses on the use of match-funded structures. This means that we seek to match the maturities of our debt obligations with the maturities of our investments to minimize the risk that we have to refinance our liabilities prior to the maturities of our assets, and to reduce the impact of changing interest rates on our earnings. In addition, we generally match-fund interest rates on our investments with like-kind debt (i.e., floating rate assets are financed with floating rate debt and fixed rate assets are financed with fixed rate debt), directly or through the use of interest rate swaps, caps, or other financial instruments, or through a combination of these strategies, which allows us to reduce the impact of changing interest rates on our earnings.

Interest rate swaps are agreements in which a series of interest rate flows are exchanged with a third party (counterparty) over a prescribed period. The notional amount on which swaps are based is not exchanged. In general, our swaps are "pay fixed" swaps involving the exchange of floating rate interest payments from the counterparty for fixed interest payments from us. This can effectively convert a floating rate debt obligation into a fixed rate debt obligation.

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

While our strategy is to utilize interest rate swaps, caps and match-funded financings in order to limit the effects of changes in interest rates on our operations, there can be no assurance that our profitability will not be adversely affected during any period as a result of changing interest rates. As of December 31, 2003, a 100 basis point increase in short term interest rates would effect our earnings by no more than $0.7 million per annum.

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

Interest rate changes may also impact our net book value as our real estate securities and related hedge derivatives are marked - to-market each quarter. Our loan investments and debt obligations are not marked-to-market. Generally, as interest rates increase, the value of our fixed rate securities, such as commercial mortgage backed securities, decreases and as interest rates decrease, the value of such securities will increase. We seek to hedge changes in value attributable to changes in interest rates by entering into interest rate swaps and other derivative instruments. In general, we would expect that over time, decreases in the value of our real estate securities portfolio attributable to interest rate changes will be offset to some degree by increases in the value of our swaps, and vice versa. However, the relationship between spreads on securities and spreads on swaps may vary from time to time, resulting in a net aggregate book value increase or decline. Our real estate securities portfolio is largely financed to maturity through long-term CBO financings that are not redeemable as a result of book value changes. Accordingly, unless there is a material impairment in value that would result in a payment not being received on a security, changes in the book value of our real estate securities portfolio will not directly affect our recurring earnings or our ability to pay a dividend. As of December 31, 2003, a 100 basis point increase in short term interest rates would impact our net book value by approximately $32.5 million.

CREDIT SPREAD CURVE EXPOSURE

Our real estate securities are also subject to spread risk. Our fixed rate securities are valued based on a market credit spread over the rate payable on fixed rate U.S. Treasuries of like maturity. In other words, their value is dependent on the yield demanded on such securities by the market based on their credit relative to U.S. Treasuries. Excessive supply of such securities combined with reduced demand will generally cause the market to require a higher yield on such securities, resulting in the use of a higher (or "wider") spread over the benchmark rate (usually the applicable U.S. Treasury security yield) to value such securities. Under such conditions, the value of our real estate securities portfolio would tend to decline. Conversely, if the spread used to value such securities were to decrease (or "tighten"), the value of our real estate securities portfolio would tend to increase. Our floating rate securities are valued based on a market credit spread over LIBOR and are effected similarly by changes in LIBOR spreads. Such changes in the market value of our real estate securities portfolio may effect our net equity, net income or cash flow directly through their impact on unrealized gains or losses on available-for-sale securities, and therefore our ability to realize gains on such securities, or indirectly through their impact on our ability to borrow and access capital.

Furthermore, shifts in the U.S. Treasury yield curve, which represents the market's expectations of future interest rates, would also effect the yield required on our real estate securities and therefore their value. This would have similar effects on our real estate securities portfolio and our financial position and operations to a change in spreads.

Our loan portfolios are also subject to spread risk. The majority of such loans are floating rate loans, which are valued based on a market credit spread to LIBOR. The value of the loans is dependent upon the yield demanded by the market based on their credit relative to LIBOR. The value of our floating rate loans would tend to decline should the market require a higher yield on such loans, resulting in the use of a higher spread over the benchmark rate (usually the applicable LIBOR yield). Our fixed rate loans are valued based on a market credit spread over U.S. Treasuries and are effected similarly by changes in U.S. Treasury spreads. If the value of our loans subject to repurchase agreements were to decline, it could affect our ability to refinance such loans upon the maturity of the related repurchase agreements.

Any decreases in the value of our loan portfolios due to spread changes would effect us in the same way as similar changes to our real estate securities portfolio as described above, except that our loan portfolios are not marked to market.

As of December 31, 2003, a 25 basis point movement in credit spreads would impact our net book value by approximately $26.9 million, but would not directly affect our earnings or cash flow.

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

We have material investments in the LIV portfolio and the Bell Canada portfolio. These properties are financed utilizing debt denominated in their respective local currencies (the Euro and the Canadian Dollar). The net equity invested in these portfolios at December 31, 2003, approximately $5.5 million and $20.9 million, respectively, is exposed to foreign currency exchange risk.

FAIR VALUE

For certain of our financial instruments, fair values are not readily available since there are no active trading markets as characterized by current exchanges between willing parties. Accordingly, fair values can only be derived or estimated for these instruments using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated future cash flows is inherently subjective and imprecise. We note that minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values, and that the fair values reflected below are indicative of the interest rate, credit spread and currency rate environments as of December 31, 2003 and do not take into consideration the effects of subsequent interest rate, credit spread or currency rate fluctuations.

We note that the values of our investments in real estate securities and in derivative instruments, primarily interest rate hedges on our debt obligations, are sensitive to changes in market interest rates, interest rate spreads, credit spreads and other market factors. The value of these investments can vary, and has varied, materially from period to period.

Interest Rate Risk

We held the following interest rate risk sensitive instruments at December 31, 2003 (unaudited) (in thousands):

                                             CARRYING AMOUNTS                                                   FAIR VALUE
                                               DECEMBER 31,            DECEMBER 31, 2003                        DECEMBER 31,
                                         -----------------------   -------------------------              -----------------------
                                                                   PRINCIPAL      WEIGHTED
                                                                   BALANCE OR     AVERAGE
                                                                    NOTIONAL       YIELD/      MATURITY
                                            2003         2002        AMOUNT     FUNDING COST     DATE        2003         2002
                                         ----------   ----------   ----------   ------------   --------   ----------   ----------
ASSETS:
   Real estate securities,
     available for sale (A)              $2,089,712   $1,069,892   $2,046,094       6.54%         (A)     $2,089,712   $1,069,892

   Real estate securities
     portfolio deposit (B)                   19,541       37,777          (B)        (B)          (B)         19,541       37,777

   Other securities,
     available for sale (C)                 221,577       11,209      238,283       8.99%         (C)        221,577       11,209

   Real estate related loans (D)            341,193            -      343,668       7.26%         (D)        368,269            -

   Residential mortgage
     loans (E)                              586,237      258,198      578,330       2.94%         (E)        586,237      258,198

   Interest rate caps, treated
     as hedges (F)                            8,294        4,638      583,855        N/A          (F)          8,294        4,638

LIABILITIES:
   CBO bonds payable (G)                  1,793,533      868,497    1,813,500       4.61%         (G)      1,836,628      892,117

   Other bonds payable (H)                  260,674       37,389      261,372       6.56%         (H)        282,014       36,784

   Notes payable (I)                        154,562       62,952      154,562       4.36%         (I)        155,058       58,970

   Repurchase agreements (J)                715,783      248,169      715,783       1.97%         (J)        715,783      248,169

   Interest rate swaps, treated
     as hedges, (K)                          28,881       51,110    1,250,842        N/A          (K)         28,881       51,110

   Non-hedge derivative
     obligations (L)                            747          745          (L)        N/A          (L)            747          745

---------------
(A) These securities serve as collateral for our CBO financings and contain various terms, including floating and fixed rates, self-amortizing and interest only. Their weighted average maturity is 6.36 years. The fair value of these securities is estimated by obtaining third party broker quotations, if available and practicable, and counterparty quotations.

(B) The fair value of the real estate securities portfolio deposit, related to CBO V, which is treated as a non-hedge derivative, is estimated by obtaining a counterparty quotation. See "Management's Discussion and

         Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" for a further discussion of this deposit.

(C) These fifteen securities have a weighted average maturity of 5.28 years. One of these securities represents a subordinate interest in a securitization, eight represent asset backed securities and six represent CMBS. The fair value of these securities is estimated by obtaining third party broker quotations, if available and practicable, and counterparty quotations. The fair value of the first security, for which a quoted market price is not readily available, is estimated by means of a price/yield analysis based on our expected disposition strategy for such asset.

(D)      Represents the following loan portfolios (in thousands):

                                                                            Weighted
                                 Loan        Carrying    Weighted Avg.      Average     Floating Rate Loans as
          Name                   Count        Amount         Yield          Maturity    a % of Carrying Amount       Fair Value
------------------------         -----     ------------  -------------     ----------   ----------------------   ------------------
ICH CMO Loans                     138      $    241,334      7.90%         4.63 years              3%            $          268,410
Real Estate Related Loan            1            99,859      5.71%         2.96 years            100%                        99,859
                                           ------------      ----                                                -------------------
                                           $    341,193      7.26%                                               $          368,269
                                           ============      ====                                                ===================

         The ICH CMO loans were valued by discounting expected future receipts by a rate calculated based on current market conditions for comparable financial instruments, including market interest rates and credit spreads. The other loan bears a floating rate of interest and we believe that, for similar financial instruments with comparable credit risks, its effective rate approximates a market rate. Accordingly, the carrying amount outstanding is believed to approximate fair value.

(E) This portfolio of mortgage loans bears a floating rate of interest and has a weighted maturity of 4.1 years. We believe that, for similar financial instruments with comparable credit risks, the effective rate on this portfolio approximates a market rate. Accordingly, the carrying amount of this portfolio is believed to approximate fair value.

(F)      Represents cap agreements as follows (in thousands):

Notional Balance   Effective Date   Maturity Date     Capped Rate    Strike Rate   Fair Value
----------------   --------------   -------------     -----------    -----------   ----------
$        252,118      Current         March 2009     1-Month LIBOR       6.50%     $    2,939

         252,118      Current       December 2004    1-Month LIBOR       1.32%*           716

          18,000    January 2010     October 2015    3-Month LIBOR       8.00%          1,148

           8,619    December 2010     June 2015      3-Month LIBOR       7.00%          1,280

          53,000      May 2011      September 2015   1-Month LIBOR       7.50%          2,211
----------------                                                                   ----------
$        583,855                                                                   $    8,294
================                                                                   ==========

* up to 6.50%

         The fair value of these agreements is estimated by obtaining counterparty quotations.

(G) These bonds were valued by discounting expected future payments by a rate calculated based on current market conditions for comparable financial instruments, including market interest rates and credit spreads. The weighted average maturity of the CBO bonds payable is 6.99 years. The CBO bonds payable amortize principal prior to maturity based on collateral receipts, subject to reinvestment requirements.

(H) The Bell Canada Securitization was valued, in U.S. dollars at the period end exchange rate, by discounting expected future payments by a rate calculated by imputing a spread over a market index on the date of borrowing. It amortizes principal periodically with a balloon payment at maturity in April 2012. The ICH CMO Bonds were valued by discounting expected future payments by a rate calculated based on current market conditions for comparable financial instruments, including market interest rates and credit spreads. They amortize principal prior to maturity based on collateral receipts and their final stated maturity is in June 2008.

(I) The LIV Mortgage was valued, in U.S. dollars at the period end exchange rate, by discounting expected future payments by a rate calculated by imputing a spread over a market index on the date of borrowing. It amortizes principal periodically with a balloon payment at maturity in November 2006. The real estate loan financing matures in November 2006, bears a floating rate of interest and amortizes principal based on collateral receipts. We believe that, for similar financial instruments with comparable credit risks, its effective rate approximates a market rate. Accordingly, the carrying amount outstanding is believed to approximate fair value.

(J) These agreements bear floating rates of interest and we believe that, for similar financial instruments with comparable credit risks, the effective rates approximate market rates. Accordingly, the carrying amounts outstanding are believed to approximate fair value. These agreements mature in one to three months.

(K)      Represents swap agreements as follows (in thousands):

Notional Balance      Effective Date           Maturity Date        Swapped Rate         Fixed Rate    Fair Value
----------------      --------------           -------------        ------------         ----------    ----------
 $       90,382           Current                July 2005          1-Month LIBOR          6.1755%     $    3,425
        290,000           Current               April 2011          3-Month LIBOR          5.9325%         32,042
        276,060           Current               March 2013          3-Month LIBOR          3.8650%         (9,644)
        192,500           Current               March 2015          1-Month LIBOR          4.8880%          7,163
        295,400        December 2004            March 2009          1-Month LIBOR*         3.1250%         (4,549)
         11,000           Current              November 2008        1-Month LIBOR          3.5400%              2
          9,000           Current                July 2018          1-Month LIBOR          4.8300%            141
          6,500           Current              November 2018        1-Month LIBOR          4.4800%             88
         80,000           Current              January 2009         1-Month LIBOR          3.6500%            213
---------------                                                                                        ----------
 $    1,250,842                                                                                        $   28,881
===============                                                                                        ==========

* up to 6.50%

         The fair value of these agreements is estimated by obtaining counterparty quotations.

(L) These are two essentially offsetting interest rate caps and two essentially offsetting interest rate swaps, each with notional amounts of $32.5 million, an interest rate cap with a notional balance of $17.5 million, and an interest rate cap with a notional balance of approximately $62.4 million. The maturity date of the purchased swap is July 2009; the maturity date of the sold swap is July 2014, the maturity date of the $32.5 million caps is July 2038, the maturity date of the $17.5 million cap is July 2009, and the maturity date of the $62.4 million cap is August 2004. They have been valued by reference to counterparty quotations.

Currency Risk

We held the following currency rate risk sensitive balances at December 31, 2003 (unaudited) (U.S. dollars; in thousands, except exchange rates):

                                                                    CURRENT        EFFECT OF A 5%  EFFECT OF A 5%
                                        CARRYING                    EXCHANGE          NEGATIVE       NEGATIVE
                                         AMOUNT        LOCAL        RATE TO          CHANGE IN       CHANGE IN
                                         (USD)        CURRENCY        USD            EURO RATE       CAD RATE
                                      ------------    --------      --------       -------------   -------------
Assets:
   LIV portfolio..................    $     78,149      Euro        0.79397        $     (3,907)            N/A
   Bell Canada portfolio..........          54,250      CAD         1.29700                 N/A    $     (2,713)
   LIV other, net.................           1,961      Euro        0.79397                 (98)            N/A
   Bell Canada other, net.........           8,801      CAD         1.29700                 N/A            (440)
Liabilities:
   LIV Mortgage...................          74,562      Euro        0.79397               3,728             N/A
   Bell Canada Securitization.....          42,168      CAD         1.29700                 N/A           2,108
                                                                                   ------------    ------------
   Total at December 31, 2003                                                      $       (277)   $     (1,045)
                                                                                   ============    ============

   Total at December 31, 2002                                                      $       (402)   $       (918)
                                                                                   ============    ============

---------------
USD refers to U.S. dollars; CAD refers to Canadian dollars.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Financial Statements:

Independent Auditors' Report

Consolidated Balance Sheets as of December 31, 2003 and December 31, 2002

Consolidated Statements of Income for the years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Stockholders' Equity and Redeemable Preferred Stock for the years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flow for the years ended December 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements

All schedules have been omitted because either the required information is included in our consolidated financial statements and notes thereto or it is not applicable.

                         Report of Independent Auditors

To the Board of Directors and Stockholders of Newcastle Investment Corp.

We have audited the accompanying consolidated balance sheets of Newcastle Investment Corp. and subsidiaries (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders' equity and redeemable preferred stock, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Newcastle Investment Corp. and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles general accepted in the United States.

As discussed in Note 2 and Note 5 to the consolidated financial statements, on October 1, 2003, the Company adopted Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities."

                                                    /s/ Ernst & Young LLP

February 9, 2004
New York, New York

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

                                                                                      DECEMBER 31,
                                                                               ---------------------------
                                                                                   2003           2002
                                                                               ------------   ------------
ASSETS
  Real estate securities, available for sale - Note 4                          $  2,089,712   $  1,069,892
  Real estate securities portfolio deposit - Note 4                                  19,541         37,777
  Other securities, available for sale -Note 4                                      221,577         11,209
  Real estate related loans, net - Note 5                                           341,193              -
  Investments in unconsolidated subsidiaries - Note 3                                30,640              -
  Operating real estate, net - Note 6                                               102,995        113,652
  Real estate held for sale - Note 6                                                 29,404          3,471
  Residential mortgage loans, net - Note 5                                          586,237        258,198
  Cash and cash equivalents                                                          60,403         45,463
  Restricted cash                                                                    13,132         10,380
  Deferred costs, net                                                                10,304          6,489
  Receivables and other assets                                                       27,943         16,036
                                                                               ------------   ------------
                                                                               $  3,533,081   $  1,572,567
                                                                               ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  CBO bonds payable - Note 8                                                   $  1,793,533   $    868,497
  Other bonds payable - Note 8                                                      260,674         37,389
  Notes payable - Note 8                                                            154,562         62,952
  Repurchase agreements - Note 8                                                    715,783        248,169
  Derivative liabilities - Note 7                                                    32,457         54,095
  Dividends payable                                                                  16,703          9,161
  Due to affiliates - Note 10                                                         2,445          1,335
  Accrued expenses and other liabilities                                             17,561          6,728
                                                                               ------------   ------------
                                                                                  2,993,718      1,288,326
                                                                               ------------   ------------

Commitments and contingencies - Notes 9, 10 and 11                                        -              -

STOCKHOLDERS' EQUITY
  Preferred stock, $0.01 par value, 100,000,000 shares authorized, 2,500,000 shares of Series B Cumulative Redeemable Preferred Stock, liquidation
    preference $25.00 per share, issued and outstanding at December 31, 2003         62,500              -
  Common stock, $0.01 par value, 500,000,000 shares authorized, 31,374,833 and 23,488,517 shares issued and outstanding at
    December 31, 2003 and 2002, respectively                                            314            235
  Additional paid-in capital                                                        451,806        290,935
  Dividends in excess of earnings - Note 2                                          (14,670)       (13,966)
  Accumulated other comprehensive income - Note 2                                    39,413          7,037
                                                                               ------------   ------------
                                                                                    539,363        284,241
                                                                               ------------   ------------

                                                                               $  3,533,081   $  1,572,567
                                                                               ============   ============

See notes to consolidated financial statements.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except share data)

                                                                                         YEAR ENDED DECEMBER 31,
                                                                               ------------------------------------------
                                                                                   2003           2002           2001
                                                                               ------------   ------------   ------------
REVENUES
  Interest income                                                              $    134,669   $     73,172   $     48,967
  Rental and escalation income                                                       21,330         17,973         18,337
  Gain on settlement of investments                                                  13,179         11,417          8,438
  Management fee from affiliate - Note 3                                                  -          4,470          8,941
  Incentive income from affiliate - Note 3                                                -         (1,218)        28,709
                                                                               ------------   ------------   ------------
                                                                                    169,178        105,814        113,392
                                                                               ------------   ------------   ------------
EXPENSES
  Interest expense                                                                   81,561         48,121         34,051
  Property operating expense                                                          9,015          7,907          7,898
  Loan and security servicing expense                                                 2,154            655            254
  General and administrative expense                                                  4,030          2,718          1,386
  Management fee to affiliate - Notes 3 and 10                                        6,468          9,250         14,687
  Incentive compensation to affiliate - Notes 3 and 10                                6,226          2,856         17,188
  Depreciation and amortization                                                       2,260          2,456          2,976
                                                                               ------------   ------------   ------------
                                                                                    111,714         73,963         78,440
                                                                               ------------   ------------   ------------

Income before equity in earnings of unconsolidated subsidiaries                      57,464         31,851         34,952
Equity in earnings of unconsolidated subsidiaries - Note 3                              862            362          2,807

                                                                               ------------   ------------   ------------
Income from continuing operations                                                    58,326         32,213         37,759
Income (loss) from discontinued operations - Note 6                                  (2,208)          (718)         5,912
                                                                               ------------   ------------   ------------
NET INCOME                                                                           56,118         31,495         43,671
Preferred dividends and related accretion                                            (4,773)        (1,162)        (2,540)
                                                                               ------------   ------------   ------------
INCOME AVAILABLE FOR COMMON STOCKHOLDERS                                       $     51,345   $     30,333   $     41,131
                                                                               ============   ============   ============

NET INCOME PER SHARE OF COMMON STOCK
  BASIC                                                                        $       1.98   $       1.68   $       2.49
                                                                               ============   ============   ============
  DILUTED                                                                      $       1.96   $       1.68   $       2.49
                                                                               ============   ============   ============

Income from continuing operations per share of common
  stock, after preferred dividends and related accretion
  Basic                                                                        $       2.07   $       1.72   $       2.13
                                                                               ============   ============   ============
  Diluted                                                                      $       2.05   $       1.72   $       2.13
                                                                               ============   ============   ============
Income (loss) from discontinued operations per share of common stock
  Basic                                                                        $      (0.09)  $      (0.04)  $       0.36
                                                                               ============   ============   ============
  Diluted                                                                      $      (0.09)  $      (0.04)  $       0.36
                                                                               ============   ============   ============

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK
  OUTSTANDING
  BASIC                                                                          25,898,288     18,080,298     16,492,708
                                                                               ============   ============   ============
  DILUTED                                                                        26,140,777     18,090,052     16,492,708
                                                                               ============   ============   ============

DIVIDENDS DECLARED PER SHARE OF COMMON STOCK                                   $       1.95   $       2.05   $       2.00
                                                                               ============   ============   ============

See notes to consolidated financial statements.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND REDEEMABLE PREFERRED STOCK FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
(dollars in thousands)

                                                                      PREFERRED STOCK        COMMON STOCK
                                                                    -------------------   -------------------
                                                                     SHARES     AMOUNT      SHARES     AMOUNT
                                                                    ---------   -------   ----------   ------
STOCKHOLDERS' EQUITY - DECEMBER 31, 2002                                    -   $     -   23,488,517   $  235
Dividends declared                                                          -         -            -        -
Issuance of preferred stock                                         2,500,000    62,500            -        -
Issuance of common stock                                                    -         -    7,882,276       79
Issuance of common stock to directors                                       -         -        1,540        -
Exercise of common stock options                                            -         -        2,500        -
Comprehensive income:
  Net income                                                                -         -            -        -
  Unrealized gain on securities                                             -         -            -        -
  Realized (gain) on securities: reclassification adjustment                -         -            -        -
  Foreign currency translation                                              -         -            -        -
  Foreign currency translation: reclassification adjustment                 -         -            -        -
  Unrealized (loss) on derivatives designated as cash flow hedges           -         -            -        -

  Total comprehensive income
                                                                    ---------   -------   ----------   ------
STOCKHOLDERS' EQUITY - DECEMBER 31, 2003                            2,500,000   $62,500   31,374,833   $  314
                                                                    =========   =======   ==========   ======

                                                                                     DIVIDENDS IN                   TOTAL STOCK-
                                                                      ADDITIONAL       EXCESS OF     ACCUM. OTHER     HOLDERS'
                                                                    PD. IN CAPITAL     EARNINGS      COMP. INCOME      EQUITY
                                                                    --------------   -------------   ------------   ------------
STOCKHOLDERS' EQUITY - DECEMBER 31, 2002                            $      290,935   $     (13,966)  $      7,037   $    284,241
Dividends declared                                                               -         (56,822)             -        (56,822)
Issuance of preferred stock                                                 (2,436)              -              -         60,064
Issuance of common stock                                                   163,242               -              -        163,321
Issuance of common stock to directors                                           30               -              -             30
Exercise of common stock options                                                35               -              -             35
Comprehensive income:
  Net income                                                                     -          56,118              -         56,118
  Unrealized gain on securities                                                  -               -         23,670         23,670
  Realized (gain) on securities: reclassification adjustment                     -               -        (13,185)       (13,185)
  Foreign currency translation                                                   -               -          4,653          4,653
  Foreign currency translation: reclassification adjustment                      -               -            396            396
  Unrealized (loss) on derivatives designated as cash flow hedges                -               -         16,842         16,842
                                                                                                                    ------------
  Total comprehensive income                                                                                              88,494
                                                                    --------------   -------------   ------------   ------------
STOCKHOLDERS' EQUITY - DECEMBER 31, 2003                            $      451,806   $     (14,670)  $     39,413   $    539,363
                                                                    ==============   =============   ============   ============

Continued on next page.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND REDEEMABLE PREFERRED STOCK FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
(dollars in thousands)

                                                                    REDEEMABLE PREFERRED STOCK          COMMON STOCK
                                                                    --------------------------       -------------------
                                                                      SHARES          AMOUNT           SHARES     AMOUNT
                                                                    ----------      ----------       ----------   ------
STOCKHOLDERS' EQUITY - DECEMBER 31, 2001                             1,020,517      $   20,410       16,488,517   $  165
Dividends declared by predecessor prior to commencement
  of our operations                                                          -               -                -        -
Distribution to predecessor upon commencement of our
  operations                                                                 -               -                -        -
Dividends declared to predecessor after commencement of our
  operations, but prior to our initial public offering                       -               -                -        -
Redemption of redeemable preferred stock                            (1,020,517)        (20,410)               -        -
Initial public offering of shares of common stock                            -               -        7,000,000       70
Dividends declared subsequent to our initial public offering                 -               -                -        -
Comprehensive income:
  Net income                                                                 -               -                -        -
  Unrealized gain on securities                                              -               -                -        -
  Realized (gain) on securities: reclassification adjustment                 -               -                -        -
  Foreign currency translation                                               -               -                -        -
  Foreign currency translation: reclassification adjustment                  -               -                -        -
  Unrealized (loss) on derivatives designated as cash flow hedges            -               -                -        -
  Realized (gain) on derivatives designated as cash flow
    hedges: reclassification adjustment                                      -               -                -        -

  Total comprehensive income
                                                                    ----------      ----------       ----------   ------
STOCKHOLDERS' EQUITY - DECEMBER 31, 2002                                     -     $         -       23,488,517   $  235
                                                                    ==========      ==========       ==========   ======

STOCKHOLDERS' EQUITY - DECEMBER 31, 2000                             1,020,517      $   20,167       16,499,765   $  165
Dividends declared                                                           -               -                -        -
Redemption of common stock                                                   -               -          (11,248)       -
Accretion of redeemable preferred stock                                      -             243                -        -
Transition adjustment - deferred hedge gains and losses                      -               -                -        -
Comprehensive income:
  Net income                                                                 -               -                -        -
  Unrealized gain on securities                                              -               -                -        -
  Unrealized loss on securities: reclassification adjustment                 -               -                -        -
  Foreign currency translation                                               -               -                -        -
  Foreign currency translation: reclassification adjustment                  -               -                -        -
  Unrealized (loss) on derivatives designated as cash flow hedges            -               -                -        -
  Unrealized loss derivatives designated as cash flow
    hedges: reclassification adjustment                                      -               -                -        -

  Total comprehensive income
                                                                    ----------      ----------       ----------   ------
STOCKHOLDERS' EQUITY - DECEMBER 31, 2001                             1,020,517      $   20,410       16,488,517   $  165
                                                                    ==========      ==========       ==========   ======

                                                                                     DIVIDENDS IN                  TOTAL STOCK-
                                                                      ADDITIONAL       EXCESS OF    ACCUM. OTHER     HOLDERS'
                                                                    PD. IN CAPITAL     EARNINGS     COMP. INCOME      EQUITY
                                                                    --------------   ------------   ------------   ------------
STOCKHOLDERS' EQUITY - DECEMBER 31, 2001                            $      309,356   $     (7,767)  $      8,791   $    310,545
Dividends declared by predecessor prior to commencement
  of our operations                                                              -        (20,949)             -        (20,949)
Distribution to predecessor upon commencement of our
  operations                                                               (98,378)             -        (11,075)      (109,453)
Dividends declared to predecessor after commencement of our
  operations, but prior to our initial public offering                           -         (7,584)             -         (7,584)
Redemption of redeemable preferred stock                                         -              -              -              -
Initial public offering of shares of common stock                           79,957              -              -         80,027
Dividends declared subsequent to our initial public offering                     -         (9,161)             -         (9,161)
Comprehensive income:
  Net income                                                                     -         31,495              -         31,495
  Unrealized gain on securities                                                  -              -         62,170         62,170
  Realized (gain) on securities: reclassification adjustment                     -              -         (4,364)        (4,364)
  Foreign currency translation                                                   -              -          4,387          4,387
  Foreign currency translation: reclassification adjustment                      -              -           (496)          (496)
  Unrealized (loss) on derivatives designated as cash flow hedges                -              -        (52,102)       (52,102)
  Realized (gain) on derivatives designated as cash flow
    hedges: reclassification adjustment                                          -              -           (274)          (274)
                                                                                                                   ------------
  Total comprehensive income                                                                                             40,816
                                                                    --------------   ------------   ------------   ------------
STOCKHOLDERS' EQUITY - DECEMBER 31, 2002                            $      290,935   $    (13,966)  $      7,037   $    284,241
                                                                    ==============   ============   ============   ============

STOCKHOLDERS' EQUITY - DECEMBER 31, 2000                            $      309,551   $     (7,666)  $     (1,395)  $    300,655
Dividends declared                                                               -        (43,529)             -        (43,529)
Redemption of common stock                                                    (195)             -              -           (195)
Accretion of redeemable preferred stock                                          -           (243)             -           (243)
Transition adjustment - deferred hedge gains and losses                          -              -          4,064          4,064
Comprehensive income:
  Net income                                                                     -         43,671              -         43,671
  Unrealized gain on securities                                                  -              -         19,695         19,695
  Unrealized loss on securities: reclassification adjustment                     -              -            954            954
  Foreign currency translation                                                   -              -         (3,198)        (3,198)
  Foreign currency translation: reclassification adjustment                      -              -             29             29
  Unrealized (loss) on derivatives designated as cash flow hedges                -              -        (11,563)       (11,563)
  Unrealized loss derivatives designated as cash flow
    hedges: reclassification adjustment                                          -              -            205            205
                                                                                                                   ------------
  Total comprehensive income                                                                                             49,793
                                                                    --------------   ------------   ------------   ------------
STOCKHOLDERS' EQUITY - DECEMBER 31, 2001                            $      309,356   $     (7,767)  $      8,791   $    310,545
                                                                    ==============   ============   ============   ============

See notes to consolidated financial statements.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW
(dollars in thousands)

                                                                                                   YEAR ENDED DECEMBER 31,
                                                                                     ------------------------------------------
                                                                                         2003           2002           2001
                                                                                     ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                         $     56,118   $     31,495   $     43,671
  Adjustments to reconcile net income to net cash provided by operating activities
  (inclusive of amounts related to discontinued operations)
    Depreciation and amortization                                                           3,085          8,603         13,996
    Accretion of discount and other amortization                                           (3,761)        (4,767)        (3,284)
    Equity in earnings of unconsolidated subsidiaries                                        (862)          (362)        (2,807)
    Accrued incentive (income) loss from affiliate                                              -          1,218        (11,715)
    Non-cash incentive compensation to affiliate                                                -             14            (83)
    Deferred rent                                                                          (1,853)        (1,353)        (1,964)
    Gain on settlement of investments                                                     (11,789)        (9,619)       (10,386)
    Unrealized gain on non-hedge derivatives                                               (3,696)             -              -
    Non-cash directors' compensation                                                           30              -              -
  Change in
    Restricted cash                                                                        (2,564)        (3,186)         1,308
    Receivables and other assets                                                           (9,403)        (4,449)         2,687
    Due to affiliates                                                                       1,110         (1,506)         3,580
    Accrued expenses and other liabilities                                                 11,177          5,469           (555)
                                                                                     ------------   ------------   ------------
        Net cash provided by operating activities:                                         37,592         21,557         34,448
                                                                                     ------------   ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of real estate securities                                                   (1,203,439)      (695,354)       (73,365)
  Proceeds from sale of real estate securities                                            204,834        276,704        105,722
  Deposit on real estate securities (treated as a derivative)                             (59,676)       (37,125)       (23,631)
  Purchase of other securities                                                           (256,777)       (10,816)        (7,680)
  Proceeds from sale of other securities                                                   50,196              -         10,274
  Purchase of loans                                                                      (633,043)      (259,697)             -
  Repayments of loan and security principal                                               105,848         15,217         75,324
  Proceeds from settlement of loans                                                       164,404            372         29,069
  Purchase and improvement of operating real estate                                          (576)        (2,250)        (4,495)
  Proceeds from sale of operating real estate                                               5,331         42,492              -
  Contributions to unconsolidated subsidiaries                                            (30,871)       (19,991)       (25,829)
  Distributions from unconsolidated subsidiaries                                            1,087          8,265         25,814
  Payment of deferred transaction costs                                                         -           (508)        (5,150)
                                                                                     ------------   ------------   ------------
        Net cash provided by (used in) investing activities                            (1,652,682)      (682,691)       106,053
                                                                                     ------------   ------------   ------------

Continued on next page.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW
(dollars in thousands)

                                                                                                   YEAR ENDED DECEMBER 31,
                                                                                     ------------------------------------------
                                                                                         2003           2002           2001
                                                                                     ------------   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of CBO bonds payable                                                         921,503        438,787         18,418
  Repayments of CBO bonds payable                                                             -        (17,742)             -
  Issuance of other bonds payable                                                             -         37,001              -
  Repayments of other bonds payable                                                      (6,413)        (8,151)       (64,175)
  Borrowings under notes payable                                                         80,000         62,952              -
  Repayments of notes payable                                                              (906)      (119,670)        (4,157)
  Borrowings under repurchase agreements                                                663,120        246,712         10,000
  Repayments of repurchase agreements                                                  (195,506)             -        (24,837)
  Draws under credit facility                                                                 -         20,000         21,000
  Repayments of credit facility                                                               -         (1,750)       (34,000)
  Minority interest distributions                                                             -              -         (5,090)
  Issuance of common stock                                                              168,610         91,000              -
  Costs related to issuance of common stock                                              (5,289)       (10,185)             -
  Redemption of common stock                                                                  -              -           (195)
  Exercise of common stock options                                                           35              -              -
  Issuance of preferred stock                                                            62,500              -              -
  Costs related to issuance of preferred stock                                           (2,436)             -              -
  Redemption of preferred stock                                                               -        (20,410)             -
  Dividends paid                                                                        (49,280)       (27,522)       (34,796)
  Distribution of cash to predecessor                                                         -        (12,423)             -
  Payment of deferred financing costs                                                    (5,908)        (3,362)        (1,884)
                                                                                   ------------   ------------   ------------
        Net cash provided by (used in) financing activities                           1,630,030        675,237       (119,716)
                                                                                   ------------   ------------   ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     14,940         14,103         20,785
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                           45,463         31,360         10,575
                                                                                   ------------   ------------   ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                           $     60,403   $     45,463   $     31,360
                                                                                   ============   ============   ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

  Cash paid during the period for interest expense                                 $     80,522   $     56,365   $     61,640
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

  Common stock dividends declared but not paid                                     $     15,687   $      9,161   $      8,244
  Preferred stock dividends declared but not paid                                  $      1,016   $          -   $        638
  Deposit used in acquisition of real estate securities (treated as a derivative)  $     81,492   $     23,631   $          -
  Contribution of assets to unconsolidated subsidiary                              $          -   $      1,454   $          -
  Distribution of non-cash assets and liabilities to predecessor                   $          -   $     97,030   $          -
  Consolidation of ICH CMO                                                         $    221,773   $          -   $          -

See notes to consolidated financial statements.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003, 2002 AND 2001
(dollars in tables in thousands, except per share data)

1.       ORGANIZATION

         Newcastle Investment Corp. (and subsidiaries, "Newcastle") is a Maryland corporation that was formed in June 2002. Newcastle conducts its business through four primary segments: (i) real estate securities,
         (ii) real estate related loans, (iii) operating real estate, primarily credit leased operating real estate, and (iv) residential mortgage loans.

         Newcastle was formed as a wholly owned subsidiary of Newcastle Investment Holdings Corp. ("Holdings") for the purpose of separating the real estate securities and certain of the credit leased operating real estate businesses from Holdings' other investments. Prior to Newcastle's initial public offering, Holdings contributed to Newcastle certain assets and liabilities in exchange for 16,488,517 shares of Newcastle's common stock. For accounting purposes, this transaction is presented as a reverse spin-off, whereby Newcastle is treated as the continuing entity and the assets that were retained by Holdings and not contributed to Newcastle are accounted for as if they were distributed at their historical book basis through a spin-off to Holdings. Newcastle's operations commenced on July 12, 2002. On May 19, 2003, Holdings distributed to its stockholders all of the shares of Newcastle's common stock that it held, and it no longer owns any of Newcastle's equity. Approximately 2.3 million of such shares are held by to an affiliate of the Manager (see below).

         In October 2002, Newcastle sold 7.0 million shares of its common stock in a public offering (the "IPO") at a price to the public of $13.00 per share, for net proceeds of approximately $80.0 million. In July 2003, Newcastle sold 4.6 million shares of its common stock in a public offering at a price to the public of $20.35 per share, for net proceeds of approximately $88.6 million. In December 2003, Newcastle sold 3.3 million shares of its common stock in a public offering at a price to the public of $22.85 per share, for net proceeds of approximately $75.0 million. Newcastle had 31,374,833 shares of common stock outstanding at December 31, 2003.

         In March 2003, Newcastle issued 2.5 million shares of its 9.75% Series B Cumulative Redeemable Preferred Stock (the "Series B Preferred") in a public, registered offering for net proceeds of approximately $60.1 million. The Series B Preferred is non-voting, has a $25 per share liquidation preference, no maturity date and no mandatory redemption. Newcastle has the option to redeem the Series B Preferred beginning in March 2008.

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

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003, 2002 AND 2001
(dollars in tables in thousands, except per share data)

         In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 "Consolidation of Variable Interest Entities" which explains how to identify variable interest entities and how to assess whether to consolidate such entities. As a result of this interpretation, Newcastle consolidated the ICH CMO (Note 5).

         In December 2003, Financial Accounting Standards Board Interpretation ("FIN") No. 46R "Consolidation of Variable Interest Entities" was issued as a modification of FIN 46. FIN 46R, which becomes effective in the first quarter of 2004, clarifies the methodology for determining whether an entity is a variable interest entity ("VIE") and the methodology for assessing who is the primary beneficiary of a VIE. Under FIN 46R, only the primary beneficiary of a VIE may consolidate the VIE. Newcastle has historically consolidated its four existing CBO transactions (the "CBO Entities") because it owns the entire equity interest in each of them, representing a substantial portion of their capitalization, and it controls the management and resolution of their assets. Newcastle is in the process of determining what effect, if any, FIN 46R will have on whether it should continue to consolidate the CBO Entities.

         VIEs are defined as entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Newcastle believes CBO Entities did not meet the definition of VIEs under FIN 46 but will probably be classified as VIEs under FIN 46R because Newcastle's control over such entities is primarily a result of its rights as their collateral manager rather than a result of its equity interest.

         A VIE is required to be consolidated by its primary beneficiary, and only by its primary beneficiary, which is defined as the party who will absorb a majority of the VIE's expected losses or receive a majority of the expected residual returns as a result of holding variable interests. If the CBO Entities had met the definition of a VIE under FIN 46, Newcastle would have met the FIN 46 criteria to be the primary beneficiary of the CBO Entities due to its substantial equity interest. Newcastle is in the process of determining whether it is the primary beneficiary of each of the CBO Entities under the revised standards of FIN 46R, which is determined on a case-by-case basis.

         If it is determined that Newcastle is not the primary beneficiary of a CBO Entity, Newcastle would have to deconsolidate it. A deconsolidation of any of the CBO Entities would cause a material reduction of Newcastle's assets and liabilities. However, Newcastle believes that deconsolidation should not have a material affect on Newcastle's results of operations.

         For entities over which Newcastle or Holdings exercised significant influence, but which did not meet the requirements for consolidation, Newcastle uses (and Holdings used) the equity method of accounting whereby it records its share of the underlying income of such entities. Newcastle owns an equity method investment in a limited liability company (Note 3) which is an investment company and therefore maintains its financial records on a fair value basis. Newcastle has retained such accounting relative to its investment in such company pursuant to the Emerging Issues Task Force ("EITF") Issue No. 85-12 "Retention of Specialized Accounting for Investments in Consolidation."

         Minority interest represented the ownership in certain consolidated subsidiaries held by entities other than Holdings. Newcastle does not have any minority interest ownership.

         Holdings is a Maryland corporation that invested in real estate-related assets. Its primary businesses were investing in (1) real estate securities, (2) operating real estate, primarily credit leased operating real estate, (3) Fund I and (4) mortgage loans.

         Holdings' investments in real estate securities and a portion of its investments operating real estate were transferred to Newcastle in connection with it organization. The operating real estate (GSA Portfolio - Note 6) and mortgage loans distributed to Holdings have been treated as discontinued operations, because they constituted a component of an entity, while the other operations distributed to Holdings, including the investment in Fund I, have not been treated as such, because they did not constitute a component of an entity as defined in Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets."

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003, 2002 AND 2001
(dollars in tables in thousands, except per share data)

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

         Newcastle invests in real estate located outside of the United States. Newcastle's non-U.S. investments are subject to the same risks associated with its United States operations as well as additional risks, such as fluctuations in foreign currency exchange rates, unexpected changes in regulatory requirements, heightened risk of political and economic instability, difficulties in managing international operations, potentially adverse tax consequences and the burden of complying with a wide variety of foreign laws.

         Additionally, Newcastle is subject to significant tax risks. If Newcastle were to fail to qualify as a REIT in any taxable year, Newcastle would be subject to U.S. federal corporate income tax (including any applicable alternative minimum tax), which could be material. In addition, if Holdings failed to qualify as a REIT and Newcastle is treated as a successor to Holdings, this could cause Newcastle to likewise fail to qualify as a REIT. Unless entitled to relief under certain statutory provisions, Newcastle would also be disqualified from treatment as a REIT for the four taxable years following the year during which qualification is lost.

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

         FEDERAL INCOME TAXES AND DIVIDENDS -- Newcastle expects to qualify as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"). A REIT will generally not be subject to U.S. federal corporate income tax on that portion of its net income that is distributed to stockholders if it distributes at least 90% of its REIT taxable income to its stockholders by prescribed dates and complies with various other requirements.

         Since Newcastle distributed 100% of its 2003 and 2002 taxable income, no provision has been made for U.S. federal corporate income taxes in the accompanying consolidated financial statements.

         Distributions relating to 2003 amounted to $1.95 per share of common stock. Of this amount, approximately $1.57 was taxable in 2003 and $0.38 relates to 2004 for tax purposes. Distributions relating to 2002 amounted to $0.85 per share of common stock. Of this amount, approximately $0.577 was taxable in 2002 and $0.273 relates to 2003 for tax purposes. Distributions relating to 2003 and 2002 were taxable as follows:

                Dividends Per Share        Ordinary Income     Capital Gains    Return of Capital
                -------------------        ---------------     -------------    -----------------
2003                $  1.843                    77.66%             22.34%            None

2002                $  0.577                   100.00%              None             None

         The distributions disclosed above do not include the distributions made by our predecessor, Holdings. Holdings made per share distributions of $2.00 in 2001 and $1.20 in 2002 prior to the commencement of our operations. Holdings also elected to be taxed as a REIT.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003, 2002 AND 2001
(dollars in tables in thousands, except per share data)

         Dividends in Excess of Earnings includes ($14.5 million) related to the operations of our predecessor.

         EARNINGS PER SHARE -- Newcastle is required to present both basic and diluted earnings per share ("EPS"). Basic EPS is calculated by dividing net income available for common stockholders by the weighted average number of shares of common stock outstanding during each period. Diluted EPS is calculated by dividing net income available for common stockholders by the weighted average number of shares of common stock outstanding plus the additional dilutive effect of common stock equivalents during each period. Newcastle's common stock equivalents are its stock options (Note 9). Based upon the treasury stock method, Newcastle did not have any dilutive common stock equivalents during 2001. During 2003 and 2002, based on the treasury stock method, Newcastle had 242,489 and 9,754 dilutive common stock equivalents, respectively, resulting from its outstanding options. Net income available for common stockholders is equal to net income less preferred dividends, and less the accretion of the discount on Holdings' Series A Preferred which was fully redeemed in June 2002.

         COMPREHENSIVE INCOME - Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances, excluding those resulting from investments by and distributions to owners. For Newcastle's purposes, comprehensive income represents net income, as presented in the statements of operations, adjusted for net foreign currency translation adjustments and unrealized gains or losses on real estate securities available for sale and derivatives designated as cash flow hedges. The following table summarizes our accumulated other comprehensive income:

                                                   December 31,
                                               --------------------
                                                 2003        2002
                                               --------    --------
Net unrealized gains on securities             $ 80,361    $ 69,876

Net unrealized (losses) on derivatives
designated as cash flow hedges                  (44,199)    (61,041)

Net foreign currency translation adjustments      3,251      (1,798)
                                               --------    --------

Accumulated other comprehensive income         $ 39,413    $  7,037
                                               ========    ========

         REVENUE RECOGNITION

         REAL ESTATE SECURITIES AND LOANS RECEIVABLE -- Newcastle invests in real estate securities, including commercial mortgage backed securities (including B-notes), senior unsecured debt issued by property REITS and real estate related asset backed securities. Newcastle also invests in loans and pools of loans, including real estate related loans and residential mortgage loans. Loans receivable are presented in the consolidated balance sheet net of any unamortized discount (or gross of any unamortized premium) and an allowance for loan losses. Discounts or premiums are accreted into interest income on an effective yield or "interest" method, based upon a comparison of actual collections and expected collections, through the expected maturity date of the security or loan. Income is not accrued on non-performing securities or loans; cash received on such securities or loans is treated as income to the extent of interest previously accrued. Interest income with respect to non-discounted securities or loans is recognized on an accrual basis. Deferred fees and costs are recognized as interest income over the terms of the securities or loans using the interest method. Upon settlement of securities and loans, the excess (or deficiency) of net proceeds over the net carrying value of the security or loan is recognized as a gain (or loss) in the period of settlement.

         ALLOWANCE FOR SECURITY AND LOAN LOSSES -- Newcastle periodically evaluates securities and loans for impairment. Securities and loans are considered to be impaired, for financial reporting purposes, when it is probable that Newcastle will be unable to collect all principal or interest when due according to the contractual terms of the original agreements, or, for securities or loans purchased at a discount for credit losses, when Newcastle determines that it is probable that it will be unable to collect as anticipated. Upon determination of impairment, Newcastle establishes specific valuation allowances, through provisions for losses, based on the estimated fair value of the underlying collateral using a discounted cash flow analysis. The allowance for each security or loan is maintained at a level believed adequate by management to absorb probable losses, based on periodic reviews of actual and expected losses. It is Newcastle's policy to establish an allowance for uncollectible interest on performing securities or loans that are past due more than 90 days or sooner when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003, 2002 AND 2001
(dollars in tables in thousands, except per share data)

         Upon such a determination, those loans are deemed to be non-performing. Actual losses may differ from Newcastle's estimates.

         RENTAL AND ESCALATION INCOME -- Contractual minimum rental income is recognized on a straight-line basis over the terms of the related operating leases. The excess of straight-line rents above contractual amounts was $1.9 million, $1.4 million and $2.0 million during 2003, 2002 and 2001, respectively. Expense recoveries are included in rental and escalation income.

         MANAGEMENT FEE AND INCENTIVE INCOME FROM AFFILIATE -- These income items relate to Holdings' investment in Fund I which was not transferred to Newcastle and is not part of our ongoing operations. For a further discussion of this income, see Note 3.

         EXPENSE RECOGNITION

         INTEREST EXPENSE -- Newcastle finances its investments using both fixed and floating rate debt, including repurchase agreements, mortgages, securitizations, and other financing vehicles. Certain of this debt has been issued at discounts. Discounts are accreted into interest expense on the interest method through the expected maturity date of the financing.

         DEFERRED COSTS -- Deferred costs consist primarily of costs incurred in obtaining financing (amortized over the term of such financing using the interest method) and the cost of interest rate caps (amortized as described below). During 2003, 2002 and 2001, approximately $1.5 million, $1.4 million and $1.9 million of such costs were amortized into interest expense, respectively.

         DERIVATIVES AND HEDGING ACTIVITIES -- In January 2001, Newcastle adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" and SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments. Specifically, SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either stockholders' equity or net income depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity.

         For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as either a cash flow hedge, a fair value hedge or a hedge of a net investment in a foreign operation.

         Derivative transactions are entered into by Newcastle solely for risk-management purposes, except for the real estate securities portfolio deposit as described in Note 4. The decision of whether or not a given transaction/position (or portion thereof) is hedged is made on a case-by-case basis, based on the risks involved and other factors as determined by senior management, including restrictions imposed by the Code among others. In determining whether to hedge a risk, Newcastle may consider whether other assets, liabilities, firm commitments and anticipated transactions already offset or reduce the risk. All transactions undertaken as hedges are entered into with a view towards minimizing the potential for economic losses that could be incurred by Newcastle. Generally, all derivatives entered into are intended to qualify as hedges under GAAP, unless specifically stated otherwise. To this end, terms of hedges are matched closely to the terms of hedged items.

         Description of the risks being hedged

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

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003, 2002 AND 2001
(dollars in tables in thousands, except per share data)

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

                        In order to "lock in" the rate on the date of forecast, Newcastle may enter into swap agreements whereby Newcastle would receive fixed rate payments in exchange for floating rate payments. The value of such a swap should vary inversely with the expected proceeds of a given fixed rate borrowing in the future, assuming the terms of the swap and borrowing are properly matched. At the date the borrowing occurs, the swap is unwound at a gain or loss which should equal the change in expected proceeds between the date of forecast and the date of consummation which result from changes in market interest rates, effectively hedging such changes. At December 31, 2003, no such derivative transactions were outstanding.

               3) Foreign currency rate risk, net investments - Newcastle may hedge the aggregate risk of fluctuations in the exchange rate between a foreign currency, in which Newcastle has made a net investment, and the U.S. dollar.

                        In order to reduce the risk, Newcastle may maintain a short position in the applicable foreign currency. The amount of the position would be equal to the anticipated net equity in the foreign investment at a forward date, as denominated in the foreign currency. This effectively locks in the current exchange rate on Newcastle's net equity position for the period of such position. At December 31, 2003, no such derivative transactions were outstanding.

         Cash flow hedges

         Newcastle, including its predecessor Holdings, has employed interest rate swaps primarily in four ways: (i) to hedge its exposure to changes in market interest rates with respect to its floating rate debt, (ii) to hedge the anticipated securitization known as the CBO I financing (Note 8), which occurred in July 1999, and (iii) to hedge fluctuations in the fair value of the fixed lease payments underlying its operating real estate in Canada. Interest on approximately $252.1 million and $955.4 million in principal amount of Newcastle's floating rate debt was designated as the hedged items to interest rate cap and swap agreements at December 31, 2003, respectively.

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

         For derivative instruments that are designated and qualify as a cash flow hedge (i.e. hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss, and net payments received or made, on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in current earnings during the period of change. No material ineffectiveness was recorded during the years ended December 31, 2003, 2002 or 2001. Costs incurred in connection with the purchase of interest rate caps, treated as cash flow hedges, are amortized into interest expense based on the estimated value of such cap for each period covered by such cap.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003, 2002 AND 2001
(dollars in tables in thousands, except per share data)

         With respect to interest rate swaps which have been designated as hedges of anticipated financings, periodic net payments were recognized currently as adjustments to interest expense; any gain or loss from fluctuations in the fair value of the interest rate swaps was recorded as a deferred hedging gain or loss and treated as a component of the anticipated transaction at the time of such transaction. Pursuant to SFAS No. 133, such net amounts were reclassified to accumulated other comprehensive income at January 1, 2001. In the event the anticipated refinancing failed to occur as expected, the deferred hedging credit or charge was recognized currently in income. Newcastle's hedges of such refinancing were terminated upon the consummation of such refinancing. As of December 31, 2003 and 2002, $(3.4 million) and $1.4 million of such gains (losses) were deferred, net of amortization, respectively.

         With respect to interest rate swaps which were designated as hedges of the fair value of lease payments, periodic net payments and any gain or loss from fluctuations in the fair value of the interest rate swaps were capitalized as adjustments to deferred rent and are being recognized over the term of the leases as adjustments to rental income. Pursuant to SFAS No. 133, such net amounts were reclassified to accumulated other comprehensive income at January 1, 2001. Newcastle's hedge of such payments was terminated in 1999. As of December 31, 2003 and 2002, $1.4 million and $1.5 million of such losses were deferred, net of amortization, respectively.

         SFAS No. 133 resulted in a change in Newcastle's method of accounting for interest rate caps and swaps used as hedges. As a result of this change, Newcastle recorded a transition gain adjustment to other comprehensive income of approximately $4.1 million on January 1, 2001. During the years ended December 31, 2003, 2002 and 2001, Newcastle recorded an aggregate of $16.8 million, ($52.4 million) and ($11.4 million) of net gain (loss) to other comprehensive income and an aggregate of $4.8 million, $4.6 million and $4.7 million of gain to earnings, as an adjustment to interest expense, respectively, related to such hedges. Newcastle expects to reclassify approximately $1.8 million of net gain on derivative instruments from accumulated other comprehensive income to earnings during the next twelve months due to amortization of net deferred hedge gains.

         With respect to interest rate swaps and caps that have not been designated as hedges, any net payments under, or fluctuations in the fair value of, such swaps and caps has been recognized currently in income.

         Newcastle's derivative financial instruments contain credit risk to the extent that its bank counterparties may be unable to meet the terms of the agreements. Newcastle minimizes such risk by limiting its counterparties to highly rated major financial institutions with good credit ratings. In addition, the potential risk of loss with any one party resulting from this type of credit risk is monitored. Management does not expect any material losses as a result of default by other parties. Newcastle does not require collateral.

         MANAGEMENT FEES AND INCENTIVE COMPENSATION TO AFFILIATE -- These represent amounts due to the Manager pursuant to the Management Agreement as well as amounts due to the Manager related to Holdings' investment in Fund I, which were passed through Holdings' income statement on a gross basis through the date of the commencement of our operations. For further information on the Management Agreement, see
         Note 10. For further information the Fund I related expenses, see Note
         3.

         BALANCE SHEET MEASUREMENT

         INVESTMENT IN REAL ESTATE AND OTHER SECURITIES - Newcastle has classified its investments in real estate and other securities as available for sale. Securities available for sale are carried at market value with the net unrealized gains or losses reported as a separate component of accumulated other comprehensive income. At disposition, the net realized gain or loss is determined on the basis of the cost of the specific investments and is included in earnings. Unrealized losses on securities are charged to earnings if they reflect a decline in value that is other than temporary.

         INVESTMENT IN LOANS - Real estate related and residential mortgage loans receivable are presented net of any unamortized discount (or gross of any unamortized premium) and an allowance for loan losses.

         INVESTMENT IN OPERATING REAL ESTATE -- Operating real estate is recorded at cost less accumulated depreciation. Depreciation is computed on a straight-line basis. Buildings are depreciated over 40 years. Major improvements are capitalized and depreciated over their estimated useful lives.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003, 2002 AND 2001
(dollars in tables in thousands, except per share data)

         Fees and costs incurred in the successful negotiation of leases are deferred and amortized on a straight-line basis over the terms of the respective leases. Expenditures for repairs and maintenance are expensed as incurred. Newcastle adopted SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" in 2002. Pursuant to such pronouncement, Newcastle reviews its real estate assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No material impairment was recorded during 2003, 2002 or 2001. SFAS No. 144 also specifies that long-lived assets to be disposed of by sale, which meet certain criteria, should be reclassified to Real Estate Held for Sale and measured at the lower of its carrying amount or fair value less costs of sale. As of December 31, 2003 Newcastle has five properties classified as Real Estate Held for Sale which have been adjusted to fair value (Note 6). The results of operations for such an asset, assuming such asset qualifies as a "component of an entity" as defined in SFAS No. 144, are retroactively reclassified to Income (Loss) from Discontinued Operations for all periods presented.

         FOREIGN CURRENCY INVESTMENTS - Assets and liabilities relating to foreign investments are translated using exchange rates as of the end of each reporting period. The results of Newcastle's foreign operations are translated at the weighted average exchange rate for each reporting period. Translation adjustments are included as a component of accumulated other comprehensive income.

         Foreign exchange contracts may, from time to time, be used to hedge Newcastle's net foreign investments. Gains and losses on foreign exchange contracts which qualify as hedges of net foreign investments as well as changes in the market value of these instruments are included in accumulated other comprehensive income. Upon sale or liquidation of a foreign investment, the related amount in accumulated other comprehensive income is reclassified to transaction gain or loss in the period of such liquidation.

         Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency, except those transactions which qualify as a hedge, are included currently in income.

         CASH AND CASH EQUIVALENTS AND RESTRICTED CASH - Newcastle considers all highly liquid short-term investments with maturities of 90 days or less when purchased to be cash equivalents. Substantially all amounts on deposit with major financial institutions exceed insured limits. Restricted cash consisted of:

                                             December 31,
                                         -------------------
                                           2003       2002
                                         --------   --------
Derivative margin accounts               $  2,339   $  1,552
Restricted property operating accounts        604      1,606
Trustee accounts                            8,105      7,222
Reserve accounts                            2,084         --
                                         --------   --------
                                         $ 13,132   $ 10,380
                                         ========   ========

         STOCK OPTIONS -- Newcastle accounts for stock options granted in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation" as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" and with EITF Issue No. 96-18 "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Loans or Services." The fair value of the options issued as compensation to the Manager for its successful efforts in raising capital for Newcastle in 2003 and 2002 was recorded as an increase in stockholders' equity with an offsetting reduction of capital proceeds received. Options granted to Newcastle's directors were accounted for using the intrinsic value method under APB Opinion No. 25, as permitted by SFAS No.123.

3.       INFORMATION REGARDING BUSINESS SEGMENTS

         Newcastle conducts its business through four primary segments: real estate securities, real estate related loans, operating real estate and residential mortgage loans. Details of Newcastle's investments in such segments can be found in Notes 4, 5 and 6, respectively.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003, 2002 AND 2001
(dollars in tables in thousands, except per share data)

         Holdings conducted its business in four primary segments: real estate securities, operating real estate, real estate related loans, and its investment in Fund I.

         The real estate securities segment was retained by Newcastle. The operating real estate segment, which comprised three portfolios of properties, was split as follows: the Bell Canada (Canadian) and LIV (Belgian) portfolios were retained by Newcastle while the GSA (U.S.) portfolio was distributed to Holdings. The existing real estate related loans and Fund I segments were distributed to Holdings.

         The unallocated portion consists primarily of interest on short-term investments, general and administrative expenses, management fees and incentive compensation pursuant to the Management Agreement, and interest on Holdings' credit facility.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003, 2002 AND 2001
(dollars in tables in thousands, except per share data)

         Summary financial data on Newcastle's segments is given below, together with a reconciliation to the same data for Newcastle as a whole (including its predecessor, through the date of the commencement of Newcastle's operations, as described in Notes 1 and 2):

                                                   Real Estate                   Residential
                                   Real Estate       Related       Operating      Mortgage
                                   Securities         Loans       Real Estate       Loans       Fund I   Unallocated       Total
                                   -----------    -------------   -----------    -----------   --------  -----------    -----------
December 31, 2003 and the
  Year then Ended
Gross revenues                     $   128,091    $       6,257   $    21,358    $    12,892   $    --   $       580    $   169,178
Operating expenses                        (795)             (26)       (9,963)        (1,506)       --       (15,603)       (27,893)
                                   -----------    -------------   -----------    -----------   -------   -----------    -----------
Operating income (loss)                127,296            6,231        11,395         11,386        --       (15,023)       141,285
Interest expense                       (65,888)          (4,304)       (5,207)        (6,162)       --            --        (81,561)
Depreciation and amortization               --               --        (2,260)            --        --            --         (2,260)
Equity in earnings of
  unconsolidated subsidiaries               --              861            --             --        --             1            862
                                   -----------    -------------   -----------    -----------   -------   -----------    -----------
Income (loss) from continuing
  operations                            61,408            2,788         3,928          5,224        --       (15,022)        58,326
Income (loss) from discontinued
  operations                                --               --        (2,208)            --        --            --         (2,208)
                                   -----------    -------------   -----------    -----------   -------   -----------    -----------
Net Income (Loss)                  $    61,408    $       2,788   $     1,720    $     5,224   $    --   $   (15,022)   $    56,118
                                   ===========    =============   ===========    ===========   =======   ===========    ===========
Revenue derived from
  non-US sources:
  Canada                           $        --    $          --   $    16,940    $        --   $    --   $        --    $    16,940
                                   ===========    =============   ===========    ===========   =======   ===========    ===========
  Belgium                          $        --    $          --   $     5,999    $        --   $    --   $        --    $     5,999
                                   ===========    =============   ===========    ===========   =======   ===========    ===========
Total assets                       $ 2,385,265    $     353,779   $   146,635    $   587,831   $    --   $    59,571    $ 3,533,081
                                   ===========    =============   ===========    ===========   =======   ===========    ===========
Long-lived assets
  outside the US:
  Canada                           $        --    $          --   $    54,250    $        --   $    --   $        --    $    54,250
                                   ===========    =============   ===========    ===========   =======   ===========    ===========
  Belgium                          $        --    $          --   $    78,149    $        --   $    --   $        --    $    78,149
                                   ===========    =============   ===========    ===========   =======   ===========    ===========

December 31, 2002 and the Year
  then Ended (A)
Gross revenues                     $    83,259    $          --   $    17,555    $     1,281   $ 3,287   $       432    $   105,814
Operating expenses                        (586)              --        (8,325)          (141)   (3,861)      (10,473)       (23,386)
                                   -----------    -------------   -----------    -----------   -------   -----------    -----------
Operating income (loss)                 82,673               --         9,230          1,140      (574)      (10,041)        82,428
Interest expense                       (40,805)              --        (4,322)          (658)       --        (2,336)       (48,121)
Depreciation and amortization               --               --        (2,026)            --      (329)         (101)        (2,456)
Equity in earnings of
  unconsolidated  subsidiaries              --               --            --             --       303            59            362
                                   -----------    -------------   -----------    -----------   -------   -----------    -----------
Income (loss) from continuing
  operations                            41,868               --         2,882            482      (600)      (12,419)        32,213
Income (loss) from discontinued
  operations                                --             (499)         (219)            --        --            --           (718)
                                   -----------    -------------   -----------    -----------   -------   -----------    -----------
Net Income (Loss)                  $    41,868    $        (499)  $     2,663    $       482   $  (600)  $   (12,419)   $    31,495
                                   ===========    =============   ===========    ===========   =======   ===========    ===========
Revenue derived from
  non-US sources:
  Canada                           $        --    $          --   $    14,015    $        --   $    --   $        --    $    14,015
                                   ===========    =============   ===========    ===========   =======   ===========    ===========
  Belgium                          $        --    $          --   $     5,402    $        --   $    --   $        --    $     5,402
                                   ===========    =============   ===========    ===========   =======   ===========    ===========
  Italy                            $        --    $         180   $        --    $        --   $    --   $        --    $       180
                                   ===========    =============   ===========    ===========   =======   ===========    ===========
Total assets                       $ 1,138,767    $          --   $   128,831    $   259,381   $    --   $    45,588    $ 1,572,567
                                   ===========    =============   ===========    ===========   =======   ===========    ===========
Long-lived assets outside the US:
  Canada                           $        --    $          --   $    49,271    $        --   $    --   $        --    $    49,271
                                   ===========    =============   ===========    ===========   =======   ===========    ===========
  Belgium                          $        --    $          --   $    67,852    $        --   $    --   $        --    $    67,852
                                   ===========    =============   ===========    ===========   =======   ===========    ===========

(A) The Fund I and Real Estate Related Loans segments and a portion of both the Unallocated segment (through the date of the commencement of our operations, July 12, 2002) and the discontinued operations of the Operating Real Estate segment represent operations related to activities treated as distributed to our predecessor.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003, 2002 AND 2001
(dollars in tables in thousands, except per share data)

                                                    Real Estate                 Residential
                                      Real Estate     Related      Operating     Mortgage
                                       Securities      Loans      Real Estate      Loans       Fund I      Unallocated     Total
                                      -----------   ----------    -----------   -----------  -----------   -----------   ----------
December 31, 2001 and the Year
 then Ended (B)
Gross revenues                        $    54,961   $         -   $    18,519   $         -  $    38,297   $     1,615   $  113,392
Operating expenses                           (253)            -        (8,373)            -      (23,295)       (9,492)     (41,413)
                                      -----------   ----------    -----------   -----------  -----------   -----------   ----------
Operating income (loss)                    54,708             -        10,146             -       15,002        (7,877)      71,979
Interest expense                          (26,880)            -        (3,967)            -            -        (3,204)     (34,051)
Depreciation and amortization                   -             -        (1,969)            -         (560)         (447)      (2,976)
Equity in earnings (losses) of
 unconsolidated subsidiaries                    -             -             -             -        5,360        (2,553)       2,807
                                      -----------   ----------    -----------   -----------  -----------   -----------   ----------
Income (loss) from continuing
 operations                                27,828             -         4,210             -       19,802       (14,081)      37,759
Income (loss) from discontinued
 operations                                     -         2,191         3,721             -            -             -        5,912
                                      -----------   ----------    -----------   -----------  -----------   -----------   ----------
Net Income (Loss)                     $    27,828   $     2,191   $     7,931   $         -  $    19,802   $   (14,081)  $   43,671
                                      ===========   ===========   ===========   ===========  ===========   ===========   ==========
Revenue derived from non-US sources:
  Canada                              $         -   $       (17)  $    16,092   $         -  $         -   $         -       16,075
                                      ===========   ===========   ===========   ===========  ===========   ===========   ==========
  Belgium                             $         -   $         -   $     7,219   $         -  $         -   $         -        7,219
                                      ===========   ===========   ===========   ===========  ===========   ===========   ==========
  Italy                               $         -   $       764   $         -   $         -  $         -   $         -          764
                                      ===========   ===========   ===========   ===========  ===========   ===========   ==========
Total assets                          $   567,492   $    12,920   $   565,481   $         -  $    97,562   $    18,664   $1,262,119
                                      ===========   ===========   ===========   ===========  ===========   ===========   ==========
Long-lived assets outside the US:
  Canada                              $         -   $         -   $    51,060   $         -  $         -   $         -   $   51,060
                                      ===========   ===========   ===========   ===========  ===========   ===========   ==========
  Belgium                             $         -   $         -   $    68,399   $         -  $         -   $         -   $   68,399
                                      ===========   ===========   ===========   ===========  ===========   ===========   ==========

(B) Represents the operations of our predecessor.

UNCONSOLIDATED SUBSIDIARIES

Newcastle has one unconsolidated subsidiary which it accounts for under the equity method. Holdings held two such investments, neither of which were transferred to Newcastle; such investments are included in Newcastle's financial statements through the date of the commencement of Newcastle's operations.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003, 2002 AND 2001
(dollars in tables in thousands, except per share data)

The following table summarizes the activity affecting the equity held by Newcastle in unconsolidated subsidiaries:

                                                      Real Estate Loan
                                                         Subsidiary             Austin        Fund I        Total
                                                      ----------------         --------      --------      --------
BALANCE AT DECEMBER 31, 2001                              $      -             $  4,977      $ 68,231      $ 73,208
  Contributions to unconsolidated subsidiaries                   -                3,237        16,754        19,991
  Contribution of assets to unconsolidated
  subsidiaries                                                   -                1,454             -         1,454
  Distributions from unconsolidated
  subsidiaries                                                   -                 (522)       (7,743)       (8,265)
  Equity in earnings of unconsolidated
  subsidiaries                                                   -                   59           303           362
  Equity in OCI of unconsolidated subsidiaries                   -                    -           (15)          (15)
  Other                                                          -                    -          (329)         (329)
  Distribution to Holdings                                       -               (9,205)      (77,201)      (86,406)
                                                          --------             --------      --------      --------

BALANCE AT DECEMBER 31, 2002                                     -                    -             -             -
  Contributions to unconsolidated subsidiaries              30,827                    -             -             -
  Distributions from unconsolidated
  subsidiaries                                              (1,041)                   -             -             -
  Equity in earnings of unconsolidated
  subsidiaries                                                 861                    -             -             -
  Other                                                         (7)                   -             -             -
                                                          --------             --------      --------      --------
BALANCE AT DECEMBER 31, 2003                              $ 30,640             $      -      $      -      $      -
                                                          ========             ========      ========      ========

Summarized financial information related to Newcastle's unconsolidated subsidiaries, through the date of their distribution to Holdings, as applicable, was as follows (in thousands):

                                         Real Estate Loan Subsidiary (A) (B)         Austin (C)               Fund I (A)
                                         -----------------------------------  -----------------------   -----------------------
                                                    December 31,                    December 31,             December 31,
                                         -----------------------------------  -----------------------   -----------------------
                                                        2003                     2002          2001        2002          2001
                                                     ---------                ---------     ---------   ---------     ---------
Assets                                               $  61,628                $       -     $   7,947   $       -     $ 612,083
Liabilities                                                  -                        -        (2,353)          -             -
Minority interest                                         (348)                       -          (352)          -             -
                                                     ---------                ---------     ---------   ---------     ---------
Equity                                               $  61,280                $       -     $   5,242   $       -     $ 612,083
                                                     =========                =========     =========   =========     =========

Equity held by Newcastle                             $  30,640                $       -     $   4,977   $       -     $  68,231
                                                     =========                =========     =========   =========     =========

                                                        2003                     2002          2001        2002          2001
                                                     ---------                ---------     ---------   ---------     ---------
Revenues                                             $   1,885                $     585     $  (1,370)  $   9,740     $ 141,475
Expenses                                                  (152)                    (477)       (1,302)     (4,470)       (9,941)
Minority interest                                          (10)                     (45)          (16)          -             -
                                                     ---------                ---------     ---------   ---------     ---------
Net income (loss)                                    $   1,723                $      63     $  (2,688)  $   5,270     $ 131,534
                                                     =========                =========     =========   =========     =========

Newcastle's equity in net income (loss)              $     861                $      59     $  (2,553)  $     303     $   5,360
                                                     =========                =========     =========   =========     =========

(A) Newcastle's real estate loan subsidiary's, and Fortress Investment Fund LLC's, summary financial information is presented on a fair value basis, consistent with their internal basis of accounting. Newcastle's equity in net income excludes its predecessor's incentive income with respect to Fortress Investment Fund LLC.

(B) Included in the real estate related loan segment.

(C) Included in the unallocated segment.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003, 2002 AND 2001
(dollars in tables in thousands, except per share data)

     REAL ESTATE LOAN SUBSIDIARY

     In November 2003, Newcastle and a private investment fund managed by an affiliate of the Manager co-invested and each indirectly own an approximately 38% interest in DBNC Peach Manager LLC, a limited liability company that has acquired approximately 130 franchise loans collateralized by fee and leasehold interests and other assets from a third party financial institution, for a purchase price of approximately $80.0 million. The Manager receives from this private investment fund, in addition to management fees, incentive compensation if the fund's aggregate investment returns exceed certain thresholds. The remaining approximately 24% interest in the limited liability company is owned by the above-referenced third party financial institution. Newcastle has no additional capital commitment to the limited liability company.

     This limited liability company is an investment company and therefore maintains its financial records on a fair value basis. Newcastle has retained such accounting relative to its investment in such limited liability company, which is accounted for under the equity method at fair value.

     FUND I

     The managing member of Fund I was Fortress Fund MM LLC (the "Fund I Managing Member"), which was owned jointly, through subsidiaries, by Holdings, approximately 94%, and the Manager, approximately 6%. A separate class of membership interests in the Fund I Managing Member reflected the entitlement to the incentive return payable by Fund I, as described below, which was owned 50% by the Manager and 50% by Holdings. Holdings and its affiliates, including the Fund I Managing Member, had committed to contribute an aggregate of $100 million, or approximately 11.5% of Fund I's total committed capital, to Fund I. Holdings had committed to fund 100% of the capital commitments of its affiliates, including the Fund I Managing Member (which had committed $8.7 million or approximately 1% of Fund I's total committed capital), to Fund I. Fund I, which was a Delaware limited liability company, was owned through membership interests issued in direct proportion to capital committed.

     The Fund I Managing Member was entitled to receive an annual management fee of up to 1.5% (inclusive of an administrative fee of up to 0.5%) of Fund I's invested capital or total equity commitments. Holdings was not charged management and administrative fees for its investment in Fund I. Pursuant to an agreement with the Fund I Managing Member and the Manager, the Manager was entitled to 100% of the management fee paid by Fund I to the Fund I Managing Member. Since the management fees paid to the Manager flowed through Holdings through its ownership of the Fund I Managing Member, they were reflected as gross amounts in both Management Fee from Affiliate and Management Fee to Affiliate, although they had no effect on net income.

     The Fund I Managing Member was entitled to an incentive return (the "Incentive Return") generally equal to 20% of Fund I 's returns, as defined. Fund I was managed by the Manager pursuant to the Fund I Managing Member's operating agreement and a management agreement between the Manager and the Fund I Managing Member. In accordance with those documents, (a) the Manager was entitled to 100% of the management fee payable by Fund I, (b) the Manager was entitled to 50% of the Incentive Return payable by Fund I,
     (c) Holdings was entitled to 50% of the Incentive Return payable by Fund I, and (d) Holdings was entitled to receive 100% of the investment income or loss attributable to the capital invested in Fund I by the Fund I Managing Member. The Manager of Fund I also manages Newcastle and Holdings. Holdings consolidated the financial results of the Fund I Managing Member because Holdings owned substantially all of the voting interest in the Fund I Managing Member. As a result, Newcastle's consolidated financial statements reflect all of the Incentive Return payable to the Fund I Managing Member, including the 50% portion payable to the Manager.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003, 2002 AND 2001
(dollars in tables in thousands, except per share data)

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

     Holdings recorded as incentive income the amount that would be due based on the fair value of the assets in Fund I exceeding the required return at a specific point in time as if the management arrangement was terminated on that date. Based on this methodology, Holdings' incentive income in each reporting period reflected changes in the fair value of the assets in Fund
     I. As such, Holdings accrued $27.5 million of Incentive Return through the date of the commencement of Newcastle's operations. This amount was recorded in Incentive Income from Affiliate. The Manager was entitled to 50% of this income which Holdings recorded as Incentive Compensation to Affiliate.

     AUSTIN

     In 1998, Holdings and Fortress Principal Investment Group LLC ("FPIG"), an affiliate of the Manager, formed Austin Holdings Corporation ("Austin"). FPIG contributed cash, and Holdings contributed its interest in entities that owned certain assets, primarily non-performing loans and foreclosed real estate intended for sale, which were originally acquired as part of loan pool acquisitions. Holdings held non-voting preferred stock of Austin. Holdings' preferred stock in Austin represented a 95% economic ownership interest in Austin, and had a liquidation preference over the common stockholders. FPIG was the holder of all of the common stock which represented 100% of the vote and 5% of the economic ownership interest of Austin. Austin also owned 100% of the common stock of Ascend Residential Holdings, Inc. ("Ascend"). Ascend's primary business was the acquisition, rehabilitation and sale of single-family residential properties.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003, 2002 AND 2001
(dollars in tables in thousands, except per share data)

4.   REAL ESTATE SECURITIES

     The following is a summary of Newcastle's real estate securities at December 31, 2003 and 2002, all of which are classified as available for sale and are therefore marked to market through other comprehensive income pursuant to SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities." Unrealized losses that are considered other than temporary are recognized currently in income. There were no such losses incurred through December 31, 2003. The unrealized losses on Newcastle's securities are primarily the result of market factors, rather than credit impairment, and Newcastle believes their carrying amounts are fully recoverable. None of the securities are delinquent. Five of the securities, with an aggregate unrealized loss of approximately $1.0 million, have been in an unrealized loss position for more than twelve months. The unrealized losses on these securities were primarily caused by changes in credit spreads which management believes to be temporary; no material loss is expected to be realized on such securities.

DECEMBER 31, 2003

                                                                                                      Weighted Average
                                                         Gross Unrealized                      --------------------------------
                            Current Face  Amortized   ----------------------                    S&P                    Maturity
                               Amount     Cost Basis     Gains      Losses     Carrying Value  Rating  Coupon  Yield   (Years)
                            ------------  ----------  ----------  ----------   --------------  ------  ------  ------  --------
Portfolio I
  CMBS                       $  318,261   $  290,279  $   21,957  $   (4,523)  $      307,713   BB+     6.89%   8.86%    6.77
  Unsecured REIT debt           229,182      231,116      21,868      (1,175)         251,809   BBB     7.21%   7.05%    6.32
                             ----------   ----------  ----------  ----------   --------------  ------   ----    ----     ----
  Subtotal - Portfolio I        547,443      521,395      43,825      (5,698)         559,522   BBB-    7.02%   8.06%    6.58
                             ----------   ----------  ----------  ----------   --------------  ------   ----    ----     ----
Portfolio II
  CMBS                          288,519      278,560      13,437        (661)         291,336   BBB-    6.20%   7.03%    6.34
  Unsecured REIT debt           105,588      105,047      12,813           -          117,860   BBB-    7.81%   7.88%    7.38
  Asset backed securities        61,959       57,828       1,813      (2,638)          57,003    A+     7.38%   8.82%    7.29
                             ----------   ----------  ----------  ----------   --------------  ------   ----    ----     ----
  Subtotal - Portfolio II       456,066      441,435      28,063      (3,299)         466,199   BBB-    6.73%   7.47%    6.71
                             ----------   ----------  ----------  ----------   --------------  ------   ----    ----     ----
Portfolio III
  CMBS                          332,427      345,195       1,075      (2,771)         343,499   BBB     5.85%   5.26%    6.15
  Unsecured REIT debt            99,470      103,973       5,067         (67)         108,973   BBB-    6.96%   6.22%    8.30
  Asset backed securities        62,236       60,705       1,667        (477)          61,895    A      4.13%   4.81%    5.22
                             ----------   ----------  ----------  ----------   --------------  ------   ----    ----     ----
  Subtotal - Portfolio III      494,133      509,873       7,809      (3,315)         514,367   BBB     5.85%   5.40%    6.47
                             ----------   ----------  ----------  ----------   --------------  ------   ----    ----     ----
Portfolio IV
  CMBS                          344,246      334,061       5,050        (401)         338,710   BBB     4.52%   4.97%    4.84
  Unsecured REIT debt            97,768      101,473       4,594           -          106,067   BBB     6.66%   6.01%    8.39
  Asset backed securities        49,467       46,635       1,242           -           47,877    A      4.76%   5.55%    6.33
                             ----------   ----------  ----------  ----------   --------------  ------   ----    ----     ----
  Subtotal - Portfolio IV       491,481      482,169      10,886        (401)         492,654   BBB     4.97%   5.25%    5.70
                             ----------   ----------  ----------  ----------   --------------  ------   ----    ----     ----
Total Real Estate
  Securities*                $1,989,123   $1,954,872  $   90,583  $  (12,713)  $    2,032,742   BBB     6.16%   6.54%    6.36
                             ==========   ==========  ==========  ==========   ==============  ======   ====    ====     ====

Other Securities-Rated       $  227,155   $  204,018  $    2,801  $     (309)  $      206,510   BBB+    6.67%   8.40%    5.48
Other Securities - Unrated       18,899       15,067           -           -           15,067   N/A    12.27%  16.95%    2.86

                             ----------   ----------  ----------  ----------   --------------           ----    ----     ----

Total Other Securities       $  246,054   $  219,085  $    2,801  $     (309)  $      221,577           7.10%   8.99%    5.28
                             ==========   ==========  ==========  ==========   ==============           ====    ====     ====

* Carrying value excludes restricted cash of $57.0 million included in Real Estate Securities pending its reinvestment. The total current face amount of fixed rate real estate securities was $1,531.6 million, and of floating rate securities was $457.5 million.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003, 2002 AND 2001
(dollars in tables in thousands, except per share data)

DECEMBER 31, 2002


                                                                                                      Weighted Average
                                                         Gross Unrealized                      --------------------------------
                            Current Face  Amortized   ----------------------                    S&P                    Maturity
                               Amount     Cost Basis     Gains      Losses     Carrying Value  Rating  Coupon  Yield   (Years)
                            ------------  ----------  ----------  ----------   --------------  ------  ------  ------  --------
Portfolio I
  CMBS                       $  323,025   $  283,991  $   26,999  $   (3,686)  $      307,304    BB     6.72%   9.50%    7.11
  Unsecured REIT debt           234,562      232,892      21,726        (100)         254,518   BBB     7.41%   7.64%    5.48
                             ----------   ----------  ----------  ----------   --------------  ------   ----    ----     ----
  Subtotal - Portfolio I        557,587      516,883      48,725      (3,786)         561,822   BB+     7.01%   8.67%    6.43
                             ----------   ----------  ----------  ----------   --------------  ------   ----    ----     ----
Portfolio II
  CMBS                          299,051      285,035      17,055        (238)         301,852   BBB-    6.35%   7.26%    7.17
  Unsecured REIT debt           113,357      112,475       8,678           -          121,153   BBB-    7.81%   7.87%    7.85
  Asset Bonded Securities        58,155       56,086       1,172      (1,867)          55,391    AA     7.29%   8.23%    7.89
                             ----------   ----------  ----------  ----------   --------------  ------   ----    ----     ----
  Subtotal - Portfolio II       470,563      453,596      26,905      (2,105)         478,396   BBB     6.28%   7.53%    7.41
                             ----------   ----------  ----------  ----------   --------------  ------   ----    ----     ----
Total Real Estate
  Securities*                $1,028,150   $  970,479  $   75,630  $   (5,891)  $    1,040,218   BBB-    6.67%   8.14%    6.88
                             ==========   ==========  ==========  ==========   ==============  ======   ====    ====     ====

Other Securities-Rated       $    5,000   $    3,888  $      137  $        -   $        4,025   AAA     7.39%  12.11%    8.49
Other Securities
  Unrated                        18,953        7,184           -           -            7,184   N/A     7.40%  18.63%    7.50

                             ----------   ----------  ----------  ----------   --------------           ----    ----     ----
Total Other Securities       $   23,953   $   11,072  $      137  $        -   $       11,209           7.40%  16.34%    7.71
                             ==========   ==========  ==========  ==========   ==============           ====    ====     ====

* Carrying value excludes restricted cash of $29.7 million included in Real Estate Securities pending its reinvestment. The total current face amount of fixed rate real estate securities was $949.3 million, and of floating rate real estate securities was $78.9 million.

The following is a reconciliation of real estate and other securities:

                                            REAL ESTATE SECURITIES                                OTHER SECURITIES
                              --------------------------------------------------  -----------------------------------------------
                                               Market                                             Market
                              Current Face  (Discount)/    Loss      Amortized      Current    (Discount)/    Loss     Amortized
                                 Amount       Premium    Allowance   Cost Basis   Face Amount    Premium    Allowance  Cost Basis
                              ------------  -----------  ---------  ------------  -----------  -----------  ---------  ----------
BALANCE AT DECEMBER 31, 2001  $   560,572   $  (62,193)  $       -  $   498,379   $   26,343   $  (11,876)  $       -  $  14,467
  Purchases                       729,645      (28,863)          -      700,782       11,834       (1,017)          -     10,817
  Collections of principal         (7,308)           -           -       (7,308)           -            -           -          -
  Cost of securities sold        (254,759)      26,381           -     (228,378)           -            -           -          -
  Accretion                             -        7,004           -        7,004            -         (367)          -       (367)
  Distributions to Holdings             -            -           -            -      (14,224)         379           -    (13,845)
                              -----------   ----------   ---------  -----------   ----------   ----------   ---------  ---------
BALANCE AT DECEMBER 31, 2002    1,028,150      (57,671)          -      970,479       23,953      (12,881)          -     11,072
  Purchases                     1,249,835        7,798           -    1,257,633      279,087      (22,310)          -    256,777
  Collections of principal        (58,834)        (238)          -      (59,072)      (3,455)        (368)          -     (3,823)
  Cost of securities sold        (196,756)       4,495           -     (192,261)     (52,547)       2,351           -    (50,196)
  Accretion                             -        5,639           -        5,639            -          112           -        112
  Transfer                        (10,198)       2,178           -       (8,020)      10,198       (2,178)          -      8,020
  Consolidation of ICH CMO
  (Note 6)                        (23,074)       3,548           -      (19,526)     (11,182)       8,305           -     (2,877)
                              -----------   ----------   ---------  -----------   ----------   ----------   ---------  ---------
BALANCE AT DECEMBER 31, 2003  $ 1,989,123   $  (34,251)  $       -  $ 1,954,872   $  246,054   $  (26,969)  $       -  $ 219,085
                              ===========   ==========   =========  ===========   ==========   ==========   =========  =========

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003, 2002 AND 2001
(dollars in tables in thousands, except per share data)

     In October 2003, Newcastle entered into an agreement with a major financial institution for the right to purchase commercial mortgage backed securities, senior unsecured REIT debt, real estate loans and asset backed securities (the "Portfolio V Collateral") for its next real estate securities portfolio which is targeted to be $450 million. The agreement is treated as a non-hedge derivative for accounting purposes and is therefore marked-to-market through current income; a gain of approximately $0.5 million has been recorded in interest income through December 31, 2003. The Portfolio V Collateral is expected to be included in a financing transaction in which Newcastle would acquire the equity interest ("CBO V"). As of December 31, 2003, approximately $195.0 million of the Portfolio V Collateral had been accumulated. Through December 31, 2003, Newcastle made deposits aggregating approximately $19.0 million under such agreement (the "Portfolio V Deposit"). If CBO V is not consummated as a result of Newcastle's failure to acquire the equity interest, except as a result of Newcastle's gross negligence or willful misconduct, Newcastle would be required to either purchase the Portfolio V Collateral or pay the Realized Loss, as defined, up to the Portfolio V Deposit, less any Excess Carry Amount, as defined, earned on such deposit. Although Newcastle currently anticipates completing CBO V in the near term, there is no assurance that CBO V will be consummated or on what terms it will be consummated.

     Newcastle had entered into similar agreements related to Portfolio III and Portfolio IV prior to closing on their related financing. During 2003, Newcastle recorded approximately $3.1 million of mark-to-market income on these agreements in interest income.

     During 2003, Newcastle recorded gross realized gains of approximately $14.5 million and gross realized losses of approximately $1.9 million related to the sale of real estate securities.

     The securities denoted Portfolio I, Portfolio II, Portfolio III and Portfolio IV are encumbered by the CBO I, CBO II, CBO III and CBO IV securitizations (Note 8), respectively. Most of the other securities were encumbered by repurchase agreements (Note 8) at December 31, 2003.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003, 2002 AND 2001
(dollars in tables in thousands, except per share data)

5.   REAL ESTATE RELATED LOANS AND RESIDENTIAL MORTGAGE LOANS

     The following is a summary of real estate related loans and residential mortgage loans.

                            December 31, 2003                    December 31,                   December 31, 2003
                          ---------------------  ------------------------------------------  -----------------------
                                      Weighted      2003      2002       2003       2002     Delinquent
                          Wtd. Avg.   Average    ---------  ---------  ---------  ---------   Carrying
Description                 Yield     Maturity      Carrying Amount         Face Amount        Amount    Encumbrance
------------------------  ---------  ----------  --------------------  --------------------  ----------  -----------
ICH Loan Portfolio          7.90%    4.63 Years  $ 241,334  $       -  $ 243,809  $       -  $    5,629  $   218,506
Real Estate Related Loan    5.71%    2.96 Years     99,859          -     99,859          -           -       80,000
Total Real Estate
                                                 ---------  ---------  ---------  ---------  ----------  -----------
 Related Loans                                   $ 341,193  $       -  $ 343,668  $       -  $    5,629  $   298,506
                                                 =========  =========  =========  =========  ==========  ===========

Residential Mortgage
 Loan Portfolio             2.94%    4.14 Years  $ 586,237  $ 258,198  $ 578,330  $ 254,201  $      410  $   557,191

     The following is a reconciliation of real estate related loans and residential mortgage loans.

                                             Real Estate related Loans                       Residential Mortgage Loans
                                ------------------------------------------------  -----------------------------------------------
                                                 Market                                           Market
                                   Current    (Discount)/    Loss      Carrying     Current    (Discount)/    Loss      Carrying
                                 Face Amount    Premium    Allowance    Amount    Face Amount    Premium    Allowance    Amount
                                ------------  -----------  ---------  ----------  -----------  -----------  ---------  ----------
BALANCE AT DECEMBER 31, 2001    $    25,395   $         -  $(14,720)  $  10,675   $        -   $        -   $      -   $       -
  Purchases/advances                      -             -         -           -      255,550        4,147          -     259,697
  Collections of principal           (6,560)            -         -      (6,560)      (1,349)           -          -      (1,349)
  Cost of loans sold                      -             -      (267)       (267)           -            -          -           -
  Accretion                               -             -         -           -            -         (150)         -        (150)
  Foreign currency translation          432             -      (210)        222            -            -          -           -
  Transfer to unconsolidated
   subsidiary                       (17,355)            -    13,329      (4,026)           -            -          -           -
  Distribution to Holdings           (1,912)            -     1,868         (44)           -            -          -           -
                                -----------   -----------  --------   ---------   ----------   ----------   --------   ---------
BALANCE AT DECEMBER 31, 2002              -             -         -           -      254,201        3,997          -     258,198
  Purchases/advances                100,000             -         -     100,000      524,502        8,116          -     532,618
  Collections of principal           (3,408)            -         -      (3,408)     (39,545)           -          -     (39,545)
  Cost of loans sold                      -             -         -           -     (160,828)      (2,869)         -    (163,697)
  Accretion                               -             -         -           -            -       (1,237)         -      (1,237)
  Loss allowance                          -             -         -           -            -            -       (100)       (100)
  Consolidation of ICH CMO          247,076             -    (2,475)    244,601            -            -          -           -
                                -----------   -----------  --------   ---------   ----------   ----------   --------   ---------
BALANCE AT DECEMBER 31, 2003    $   343,668   $         -  $ (2,475)  $ 341,193   $  578,330   $    8,007   $   (100)  $ 586,237
                                ===========   ===========  ========   =========   ==========   ==========   ========   =========

     Two residential mortgage loans, with an aggregate carrying amount of $0.4 million, are on non-performing status and no interest is being accrued thereon. A loss reserve of $0.1 million was recorded with respect to these loans during the year ended December 31, 2003.

     In October 2003, pursuant to Financial Accounting Standards Bond Interpretation No.46 "Consolidation of Variable Interest Entities," Newcastle consolidated an entity which holds a portfolio of commercial mortgage loans which has been securitized. This investment, which is referred to as the ICH CMO, was previously treated as a non-consolidated residual interest in such securitization. Newcastle exercises no control over the management or resolution of these assets and its residual investment in this entity was recorded at $2.9 million prior to its consolidation. The primary effect of the consolidation is the requirement that Newcastle reflect the gross loan assets and gross bonds payable of this entity in its financial statements. The consolidation did not have any effect on Newcastle's net basis in the investment or on its equity and had no material effect on its net income.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003, 2002 AND 2001
(dollars in tables in thousands, except per share data)

     In November 2003, Newcastle acquired an aggregate of $100 million of a $525 million facility comprised of two secured term loans made to subsidiaries of The Newkirk Group that own interests in credit leased operating real estate. The loan amortizes principal based on collateral receipts.

     The average carrying amount of Newcastle's residential mortgage loans was approximately $398.8 million and $39.8 million during 2003 and 2002, respectively, on which Newcastle earned approximately $12.9 million and $1.3 million of gross revenues, respectively.

     The average carrying amount of Newcastle's real estate related loans, excluding loans distributed to Holdings, was approximately $69.1 million and $0.0 million during 2003 and 2002, respectively, on which Newcastle earned approximately $6.3 million and $0.0 million of gross revenues, respectively.

     All of Newcastle's loans owned at such time were transferred to Holdings prior to the commencement of Newcastle's operations.

     The residential mortgage loan portfolio is encumbered by repurchase agreements (Note 8), the ICH Loan Portfolio is encumbered by the ICH CMO Bonds (Note 8) and the real estate related loan is encumbered by the real estate loan financing (Note 8).

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003, 2002 AND 2001
(dollars in tables in thousands, except per share data)

6.   OPERATING REAL ESTATE

     The following is a reconciliation of operating real estate assets and accumulated depreciation:

                                                           Accumulated
          Operating Real Estate                 Gross      Depreciation        Net
------------------------------------------  ------------   ------------   ------------
BALANCE AT DECEMBER 31, 2001                $    563,782   $    (38,948)  $    524,834
 Improvements                                      2,166              -          2,166
 Foreign currency translation                     11,998           (737)        11,261
 Depreciation                                          -         (7,994)        (7,994)
 Cost of real estate sold                        (44,548)         2,425        (42,123)
 Distribution to Holdings                       (404,715)        35,320       (369,395)
 Transferred to Real Estate Held for Sale         (5,571)           474         (5,097)
                                            ------------   ------------   ------------
BALANCE AT DECEMBER 31, 2002                     123,112         (9,460)       113,652
 Improvements                                        576              -            576
 Foreign currency translation                     25,313         (2,247)        23,066
 Depreciation                                          -         (3,043)        (3,043)
 Transferred to Real Estate Held for Sale        (34,671)         3,415        (31,256)
                                            ------------   ------------   ------------
BALANCE AT DECEMBER 31, 2003                $    114,330   $    (11,335)  $    102,995
                                            ============   ============   ============

Canadian Properties                         $     60,854   $     (6,604)  $     54,250
Belgian Properties                                53,476         (4,731)        48,745
                                            ------------   ------------   ------------
Total                                       $    114,330   $    (11,335)  $    102,995
                                            ============   ============   ============

Real Estate Held for Sale

BALANCE AT DECEMBER 31, 2001                                              $          -
 Transferred from Operating Real Estate                                          5,097
 Mark-to-market                                                                 (1,626)
                                                                          ------------
BALANCE AT DECEMBER 31, 2002                                                     3,471
 Sold                                                                           (3,471)
 Transferred from Operating Real Estate                                         31,256
 Mark-to-market                                                                 (1,852)
                                                                          ------------
BALANCE AT DECEMBER 31, 2003                                              $     29,404
                                                                          ============

Canadian Properties                                                       $          -
Belgian Properties                                                              29,404
                                                                          ------------
Total                                                                     $     29,404
                                                                          ============

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003, 2002 AND 2001
(dollars in tables in thousands, except per share data)

     All of Newcastle's U.S. properties (the "GSA Portfolio") were distributed to Holdings prior to the commencement of Newcastle's operations. Such properties were primarily leased to the General Services Administration of the U.S. Government. The GSA Portfolio was financed by a securitization which was also distributed to Holdings.

     The Canadian properties are primarily leased to Bell Canada, a wholly-owned subsidiary of BCE, Inc. and are referred to as the "Bell Canada Portfolio." For 2003, 2002 and 2001, approximately 73.8%, 74.4% and 74.9% of
     Newcastle's consolidated rental and escalation income from continuing operations was attributable to Bell Canada. The Bell Canada leases expire over various dates through 2007. The lease of the primary tenant of one of these properties, the smallest property in the portfolio, expires in March 2004 and this tenant has given notice of their intention to vacate. Each Bell Canada lease contains one five-year lease renewal option and provides for a significant payment due upon expiration of the lease. These terminal payments have been included in the calculation of straight-line rental income assuming that each lease is renewed once. The Bell Canada leases also provide for the reimbursement of substantially all operating expenses and property taxes plus an administrative fee. The Bell Canada Portfolio is encumbered by the Bell Canada Securitization (Note 8).

     The Belgian properties are referred to as the "LIV Portfolio" and are leased to a variety of tenants, including the European Commission ("EC"). For 2003, 2002 and 2001, approximately 16.2%, 15.8% and 14.3% of
     Newcastle's consolidated rental and escalation income from continuing operations was attributable to the EC. The leases on the Belgian properties provide for annual increases in base rent based on the change in a Belgian index, as well as payment of increases in operating expenses and real estate taxes over base year amounts. The LIV Portfolio is encumbered by the Belgian Mortgage (Note 8).

     The following is a schedule of the future minimum rental payments to be received under non-cancelable operating leases:

   2004                 $  11,859
   2005                    10,828
   2006                     8,649
   2007                     4,484
   2008                        41
Thereafter                     71
                        ---------
                        $  35,932
                        =========

     In May 2002, Holdings sold one of its GSA Properties with a net basis of $33.0 million for a net purchase price of approximately $34.1 million, at a gain of $1.1 million. In May 2002, Newcastle sold a Belgian property for gross proceeds of approximately $8.9 million, at a loss of approximately $1.1 million. Pursuant to SFAS No. 144, Newcastle has retroactively recorded the operations, including the gain or loss, of such properties in Income from Discontinued Operations for all periods presented.

     In August and November 2002, Newcastle entered into contracts to sell two commercial properties located in Canada for gross proceeds of approximately $2.6 million, at a loss of approximately $1.6 million including the write off of accumulated other comprehensive income related to foreign currency translation. The sales were completed in April 2003. Pursuant to SFAS No. 144, Newcastle has retroactively recorded the operations, including the loss, of such properties in Income from Discontinued Operations for all periods presented.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003, 2002 AND 2001
(dollars in tables in thousands, except per share data)

     Newcastle has committed to a plan to sell five of the properties in the LIV portfolio. Newcastle is currently in negotiation with a potential buyer of these properties. Newcastle expects a sale of the properties to be completed in the first half of 2004. Accordingly, these properties have been reclassified as Real Estate Held for Sale and have been marked down to their estimated fair value less costs of sale, resulting in a recorded loss of approximately $1.5 million. Although Newcastle currently anticipates completing this sale in the near term, there is no assurance that this sale will be completed or on what terms it will be completed. Pursuant to SFAS No. 144, Newcastle has retroactively recorded the operations of such properties, including the loss described above and interest expense on the related mortgage balance which would be repaid upon their sale, in Income From Discontinued Operations for all periods presented.

     Gross revenues from discontinued operations, which include those investments distributed to Holdings as discussed in Note 2, were approximately $1.6 million, $31.0 million and $69.7 million in 2003, 2002 and 2001, respectively. Interest expense included in discontinued operations was approximately $1.5 million, $13.4 million, and $28.7 million in 2003, 2002 and 2001 respectively.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003, 2002 AND 2001
(dollars in tables in thousands, except per share data)

                                                                                                  DECEMBER 31, 2003
                                                                 COSTS      --------------------------------------------------------
                                                              CAPITALIZE     GROSS
                                               INITIAL COST   SUBSEQ. TO    CARRYING    ACCUM.    NET CARRYING
  TYPE OF PROPERTY              LOCATION            (A)       ACQ'N (A)      AMOUNT      DEPR.     AMOUNT (B)    ENCUMB.    OCC. (C)
---------------------------------------------  ------------   ---------      -----       -----     ----------    -------    --------
   Off. Bldg.              Etobicoke, ON         $ 10,831       $  779      $  11,610   $ 1,408     $ 10,202    $  10,734     100%
   Off. Bldg.              London, ON              17,730          369         18,097     2,232       15,865        9,383      96%
   Industrial              Toronto, ON             30,928          209         31,137     2,954       28,183       22,749     100%
                                                 --------       ------      ---------   -------     --------    ---------     ---
SUBTOTAL - CANADA                                  59,489        1,357         60,844     6,594       54,250       42,866      99%
                                                 --------       ------      ---------   -------     --------    ---------     ---
   Off. Bldg.              G. Bijgaarden, BEL      11,892          554         12,446     1,116       11,330       11,491      67%
   Off. Bldg.              Brussels, BEL           32,758           26         32,784     2,870       29,914       35,373     100%
   Off. Bldg.              Zaventem, BEL            8,073          149          8,222       721        7,501        5,772      76%
                                                 --------       ------      ---------   -------     --------    ---------     ---
SUBTOTAL - BELGIUM                                 52,723          729         53,452     4,707       48,745       52,636      84%
                                                 --------       ------      ---------   -------     --------    ---------     ---
SUBTOTAL - OPERATING REAL EASTATE                 112,212        2,086        114,296    11,301      102,995       95,502      96%
                                                 --------       ------      ---------   -------     --------    ---------     ---
   Off. Bldg.              Brussels, BEL              N/A          N/A          7,341       N/A        7,341        4,989     100%
   Off. Bldg.              Waterloo, BEL              N/A          N/A          9,751       N/A        9,751        7,383     100%
   Off. Bldg.              Brussels, BEL              N/A          N/A          4,723       N/A        4,723        3,543      66%
   Warehouse               Zaventem, BEL              N/A          N/A          3,476       N/A        3,476        2,484     100%
   Off. Bldg.              Brussels, BEL              N/A          N/A          4,113       N/A        4,113        3,527       0%
                                                 --------       ------      ---------   -------     --------    ---------     ---
SUBTOTAL - REAL ESTATE HELD FOR SALE                    -            -         29,404         -       29,404       21,926      78%
                                                 --------       ------      ---------   -------     --------    ---------     ---
                           TOTALS:               $112,212       $2,086      $ 143,700   $11,301     $132,399    $ 117,428      94%
                                                 ========       ======      =========   =======     ========    =========     ===



                                                              ACQ.
                                               NET RENTABLE   DATE      YEAR BUILT/
  TYPE OF PROPERTY              LOCATION       SQ. FT. (C)    (C)      RENOVATED (C)
---------------------------------------------  -----------    -----    -------------
   Off. Bldg.              Etobicoke, ON          177,214     10/98        1972/1978
   Off. Bldg.              London, ON             325,764     10/98             1980
   Industrial              Toronto, ON            624,786     10/98     1963/'71/'79
                                                ---------
SUBTOTAL - CANADA                               1,127,764
                                                ---------
   Off. Bldg.              G. Bijgaarden, BEL      81,763     11/99             1994
   Off. Bldg.              Brussels, BEL          119,781     11/99        1973/1995
   Off. Bldg.              Zaventem, BEL           65,175     11/99        1975/1990
                                                ---------
SUBTOTAL - BELGIUM                                266,719
                                                ---------
SUBTOTAL - OPERATING REAL EASTATE               1,394,483
                                                ---------
   Off. Bldg.              Brussels, BEL           26,651     11/99        1952/1998
   Off. Bldg.              Waterloo, BEL           46,231     11/99        1930/1990
   Off. Bldg.              Brussels, BEL           28,180     11/99        1974/1996
   Warehouse               Zaventem, BEL           55,606     11/99             1986
   Off. Bldg.              Brussels, BEL           32,206     11/99        1987/2001
                                                ---------
SUBTOTAL - REAL ESTATE HELD FOR SALE              188,874
                                                ---------
                           TOTALS:              1,583,357
                                                =========

(A) Adjusted for changes in foreign currency exchange rates, which aggregated $25.2 million of gain and $12.0 million of gain between land, building and improvements in 2003 and 2002, respectively.

(B) The aggregate United States federal income tax basis for such assets at December 31, 2003 was approximately $118.4 million.

(C)  Unaudited.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003, 2002 AND 2001
(dollars in tables in thousands, except per share data)

7.   FAIR VALUE OF FINANCIAL INSTRUMENTS

     For certain of Newcastle's financial instruments, fair values are not readily available since there are no active trading markets as characterized by current exchanges between willing parties. Accordingly, fair values can only be derived or estimated for these instruments using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated future cash flows is inherently subjective and imprecise. It should be noted that minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values, and that the fair values reflected below are indicative of the interest rate, credit spread and currency rate environments as of December 31, 2003 and do not take into consideration the effects of subsequent interest rate, credit spread or currency rate fluctuations.

     The carrying amounts and estimated fair values of Newcastle's financial instruments at December 31, 2003 were as follows:

                                                                 Carrying     Principal Balance or    Estimated Fair
                                                                  Amount         Notional Amount           Value
                                                                  ------         ---------------           -----
ASSETS:
   Real estate securities, available for sale                   $ 2,089,712       $ 2,046,094          $ 2,089,712
   Real estate securities portfolio deposit                          19,541         See below               19,541
   Other securities, available for sale                             221,577           238,283              221,577
   Real estate related loans                                        341,193           343,668              368,269
   Residential mortgage loans                                       586,237           578,330              586,237
   Interest rate caps, treated as hedges (A)                          8,294           583,855                8,294
LIABILITIES:
   CBO bonds payable                                              1,793,533         1,813,500            1,836,628
   Other bonds payable                                              260,674           261,372              282,014
   Notes payable                                                    154,562           154,562              155,058
   Repurchase agreements                                            715,783           715,783              715,783
   Interest rate swaps, treated as hedges (B)                        28,881         1,250,842               28,881
   Non-hedge derivative obligations (C)                                 747         See below                  747

(A) Included in Deferred Costs, Net. The longest cap maturity is October 2015.

(B) Included in Derivative Liabilities. The longest swap maturity is April 2011.

(C) Included in Derivative Liabilities. The longest maturity is July 2038.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003, 2002 AND 2001
(dollars in tables in thousands, except per share data)

     The methodologies used and key assumptions made to estimate fair value are as follows:

     REAL ESTATE SECURITIES, AVAILABLE FOR SALE -- The fair value of these securities is estimated by obtaining third party broker quotations, if available and practicable, and counterparty quotations.

     REAL ESTATE SECURITIES PORTFOLIO DEPOSIT -- The fair value of this deposit, related to CBO V, which is treated as a non-hedge derivative, is estimated by obtaining a counterparty quotation. This deposit is more fully described in Note 4.

     OTHER SECURITIES, AVAILABLE FOR SALE -- The fair value of these securities is estimated by obtaining third party broker quotations, if available and practicable, and counterparty quotations. The fair value of one security, for which a quoted market price is not readily available, is estimated by means of price/yield analysis based on Newcastle's expected disposition strategy for such asset.

     REAL ESTATE RELATED LOANS -- The ICH CMO loans were valued by discounting expected future receipts by a rate calculated based on current market conditions for comparable financial instruments, including market interest rates and credit spreads. The other loan bears a floating rate of interest and Newcastle believes that, for similar financial instruments with comparable credit risks, its effective rate approximates a market rate. Accordingly, the carrying amount outstanding is believed to approximate fair value.

     RESIDENTIAL MORTGAGE LOANS -- This portfolio of mortgage loans bears a floating rate of interest. Newcastle believes that, for similar financial instruments with comparable credit risks, the effective rate on this portfolio approximates a market rate. Accordingly, the carrying amount of this portfolio is believed to approximate fair value.

     INTEREST RATE CAP AND SWAP AGREEMENTS AND NON-HEDGE DERIVATIVE OBLIGATIONS -- The fair value of these agreements is estimated by obtaining counterparty quotations.

     CBO BONDS PAYABLE -- These bonds were valued by discounting expected future payments by a rate calculated based on current market conditions for comparable financial instruments, including market interest rates and credit spreads.

     OTHER BONDS PAYABLE -- The Bell Canada Securitization was valued, in U.S. dollars at the period end exchange rate, by discounting expected future payments by a rate calculated by imputing a spread over a market index on the date of borrowing. The ICH CMO Bonds were valued by discounting expected future payments by a rate calculated based on current market conditions for comparable financial instruments, including market interest rates and credit spreads.

     NOTES PAYABLE -- The LIV Mortgage was valued, in U.S. dollars at the period end exchange rate, by discounting expected future payments by a rate calculated by imputing a spread over a market index on the date of borrowing. The real estate loan financing bears a floating rate of interest. Newcastle believes that, for similar financial instruments with comparable credit risks, its effective rate approximates a market rate. Accordingly, the carrying amount outstanding is believed to approximate fair value.

     REPURCHASE AGREEMENTS -- These agreements bear floating rates of interest and Newcastle believes that, for similar financial instruments with comparable credit risks, the effective rates approximate market rates. Accordingly, the carrying amounts outstanding are believed to approximate fair value.

     NON-HEDGE DERIVATIVE OBLIGATIONS -- These obligations are valued by reference to counterparty quotations. These obligations represent two essentially offsetting interest rate caps and two essentially offsetting interest rate swaps, each with notional amounts of $32.5 million, an interest rate cap with a notional amount of $17.5 million, and an interest rate cap with a notional amount of approximately $62.4 million.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003, 2002 AND 2001
(dollars in tables in thousands, except per share data)

8.   DEBT OBLIGATIONS

     The following table presents certain information regarding Newcastle's debt obligations:

                                                               Unhedged Weighted                                   Weighted Average
                                                                Average Funding   Final Stated  Weighted Average  Expected Remaining
                                Carrying Amount   Face Amount        Cost           Maturity    Funding Cost (A)     Life (Years)
                                ---------------   -----------        ----           --------    ----------------     ------------
CBO Bonds Payable
CBO I                            $   431,802      $   437,500       3.83%(B)        July 2038        4.89%               4.67
CBO II                               439,832          444,000       2.91%(B)       April 2037        6.03%               6.33
CBO III                              467,325          472,000       2.43%(B)       March 2038        4.01%               8.44
CBO IV                               454,574          460,000       2.03%(B)       Sept. 2038        3.60%               8.34
                                 -----------      -----------                                        ----                ----
                                   1,793,533        1,813,500                                        4.61%               6.99
                                 -----------      -----------                                        ----                ----
Other Bonds Payable
Bell Canada Securitization            42,168           42,866       7.01%          April 2012        7.01%               2.09
ICH CMO                              218,506          218,506       6.47%(B)      August 2030        6.47%               4.46
                                 -----------      -----------                                        ----
                                     260,674          261,372                                        6.56%
                                 -----------      -----------                                        ----
Notes Payable
LIV Mortgage                          74,562           74,562        6.10%          Nov. 2006        6.10%               2.92
Real Estate Loan Financing            80,000           80,000     LIBOR+1.50%       Nov. 2006        2.74%               2.96
                                 -----------      -----------                                        ----
                                     154,562          154,562                                        4.36%
                                 -----------      -----------                                        ----
Repurchase Agreements
Residential Mortgage Loans (C)       557,191          557,191     LIBOR+0.41%      March 2004        1.52%               0.25
Other Security #1                      1,457            1,457     LIBOR+1.35%       One Month        2.47%               0.08
Other Security #2 (D)                 18,143           18,143     LIBOR+0.28%       One Month        1.43%               0.08
Other Security #3 (E)                 16,705           16,705     LIBOR+0.50%      March 2004        4.45%               0.25
Other Security #4 (E)                 12,062           12,062     LIBOR+0.50%      March 2004        4.44%               0.25
Other Security #5 (E)                110,225          110,225     LIBOR+0.70%      March 2004        3.68%               0.25
                                 -----------      -----------                                        ----
                                     715,783          715,783                                        1.97%
                                 -----------      -----------                                        ----
Total debt obligations           $ 2,924,552      $ 2,945,217                                        4.12%
                                 ===========      ===========                                        ====

(A)  Including the effect of applicable hedges.

(B)  Weighted average, including floating and fixed rate classes.

(C)  The counterparty on this repo is Bear Stearns Mortgage Capital Corporation.

(D)  The counterparty on this repo is Deutsche Bank AG.

(E)  The counterparty on this repo is Greenwich Capital Management Inc.

     CBO Bonds Payable

     In July 1999, Newcastle completed its first CBO financing ("CBO I"), whereby a portfolio of real estate securities (Note 4) was contributed to a consolidated subsidiary which issued $437.5 million face amount of investment grade senior bonds and $62.5 million face amount of non-investment grade subordinated bonds, which were retained by Newcastle, in a private placement. Two classes of the senior bonds bear floating interest rates. In 1999, Newcastle obtained an interest rate swap and cap in order to hedge its exposure to the risk of changes in market interest rates with respect to these bonds, at an initial cost of approximately $14.3 million. In June 2003, Newcastle obtained an additional interest rate swap and cap in order to further hedge its exposure to the risk of changes in market interest rates with respect to these bonds, at an initial cost of approximately $1.1 million. In addition, in connection with the sale of two classes of bonds, Newcastle entered into two interest rate swaps and three interest rate cap agreements that do not qualify for hedge accounting. Changes in the values of these instruments have been recorded currently in income.

     In April 2002, Newcastle completed its second CBO financing ("CBO II"), whereby a portfolio of real estate securities (Note 4) was contributed to a consolidated subsidiary which issued $444.0 million face amount of

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003, 2002 AND 2001
(dollars in tables in thousands, except per share data)

     investment grade senior bonds and $56.0 million face amount of non-investment grade subordinated bonds, which were retained by Newcastle, in a private placement. One class of the senior bonds bears a floating interest rate. Newcastle obtained an interest rate swap and cap in order to hedge its exposure to the risk of changes in market interest rates with respect to these bonds, at an initial cost of approximately $1.2 million.

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

     In March 2003, Newcastle completed its third CBO financing ("CBO III"), whereby a portfolio of real estate securities (Note 4) was contributed to a consolidated subsidiary which issued $472.0 million face amount of investment grade senior bonds and $28.0 million face amount of non-investment grade subordinated bonds, which were retained by Newcastle, in a private placement. One class of the senior bonds bears a floating interest rate. Newcastle obtained an interest rate swap and cap in order to hedge its exposure to the risk of changes in market interest rates with respect to these bonds, at an initial cost of approximately $1.3 million.

     In September 2003, Newcastle completed its fourth CBO financing ("CBO IV"), whereby a portfolio of real estate securities (Note 4) was contributed to a consolidated subsidiary which issued $460.0 million face amount of investment grade senior bonds and $40.0 million face amount of non-investment grade subordinated bonds, which were retained by Newcastle, in a private placement. One tranche, the $395.0 million face amount of Class I-MM bonds, was issued subject to remarketing procedures and related agreements whereby such bonds are remarketed and sold on a periodic basis. The Class I-MM bonds are fully insured by a third party with respect to the timely payment of interest and principal thereon. Four classes of the senior bonds bear floating interest rates. Newcastle obtained an interest rate swap and cap in order to hedge its exposure to the risk of changes in market interest rates with respect to these bonds, at an initial cost of approximately $3.1 million.

     Other Bonds Payable

     In April 2002, Newcastle refinanced the Bell Canada portfolio (Note 6) through a securitization transaction (the "Bell Canada Securitization") denominated in Canadian dollars. Newcastle has retained one class of the issued bonds. In connection with this securitization, Newcastle guaranteed certain payments under an interest rate swap to be entered into in 2007, if the Bell Canada Securitization is not fully repaid by such date. Newcastle believes the fair value of this guarantee is negligible at December 31, 2003.

     In October 2003, Newcastle consolidated an entity which holds a portfolio of commercial mortgage loans which has been securitized. The primary effect of the consolidation is the requirement that Newcastle reflect the gross loans assets (approximately $241 million of mortgage loans, Note 5) and gross bonds payable of this entity in its financial statements.

     Notes Payable

     In November 2002, Newcastle refinanced the LIV portfolio (Note 6) with a loan (the "LIV Mortgage") denominated in EUR.

     In November 2003, Newcastle acquired an aggregate of $100 million (Note 5) of a $525 million facility comprised of two secured term loans made to subsidiaries of The Newkirk Group that own interests in credit leased operating real estate. Newcastle financed this investment with an $80 million secured, non-recourse term loan. Both the loan and related financing amortize principal based on collateral receipts.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003, 2002 AND 2001
(dollars in tables in thousands, except per share data)

     Repurchase Agreements

     Newcastle owns a portfolio of residential mortgage loans (Note 5) financed by a repurchase agreement.

     Newcastle owns a subordinated interest in a securitization financed by a repurchase agreement.

     In October 2003, Newcastle purchased approximately $20.2 million of CMBS securities. Newcastle financed these securities with a repurchase agreement.

     In the fourth quarter of 2003, Newcastle acquired approximately $174.9 million of securities (Note 4) collateralized by first mortgage liens on manufactured housing units. Newcastle financed these securities with three floating rate repurchase agreements. Newcastle obtained interest rate swaps in order to hedge its risk of exposure to changes in market interest rates with respect to this debt.

     Predecessor

     Newcastle's predecessor had two primary debt obligations which were distributed to it upon Newcastle's formation, a securitization which was secured by the GSA Portfolio (Note 6) and a credit facility. Interest on the securitization is included in discontinued operations through the date of Newcastle's formation; interest on the credit facility is included in interest expense through such date.

     Newcastle's debt obligations (gross of $20.7 million of discounts at December 31, 2003) have contractual maturities as follows (in millions):

    2004                     $   726.5
    2005                           7.3
    2006                         139.6
    2007                             -
    2008                             -
Thereafter                     2,071.8
                             ---------
                             $ 2,945.2
                             =========



9.   STOCK OPTION PLAN

     In June 2002, Newcastle (with the approval of the board of directors) adopted a nonqualified stock option and incentive award plan (the "Newcastle Option Plan") for officers, directors, consultants and advisors, including the Manager and its employees. The maximum available for issuance is equal to 10% of the number of outstanding equity interests of Newcastle, subject to a maximum of 10,000,000 shares in the aggregate over the term of the plan.

     The non-employee directors have been, in accordance with the Newcastle Option Plan, automatically granted options to acquire an aggregate of 16,000 shares of common stock at a weighted average exercise price of approximately $15.69 per share, which were fully exercisable upon issuance. The fair value of such options was not material at the date of grant.

     Through December 31, 2003, for the purpose of compensating the Manager for its successful efforts in raising capital for Newcastle, the Manager has been granted options representing the right to acquire 1,488,227 shares of common stock at a weighted average exercise price of approximately $17.44 per share, with such price subject to adjustment as necessary to preserve the value of such options in connection with the occurrence of certain events (including capital dividends and capital distributions made by Newcastle). The Manager options represented an amount equal to 10% of the shares of common stock of Newcastle sold in its public offerings and the value of such options was recorded as an increase in stockholders' equity with an offsetting reduction of capital proceeds received. The options granted to the Manager, which may be assigned by the Manager to its employees, were fully vested on the date of grant and one thirtieth of the options become exercisable on the first day of each of the following thirty calendar months, or earlier upon the occurrence of certain events, such as a change in control of Newcastle or the termination of the Management Agreement. The options expire ten years from the date of issuance.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003, 2002 AND 2001
(dollars in tables in thousands, except per share data)

     The following table summarizes our outstanding options at December 31, 2003:

                    Date of Grant/                               Weighted Average            Fair Value
 Recipient             Exercise           Number of Options       Exercise Price            At Grant Date
 ---------             --------           -----------------       --------------            -------------
 Directors             Various                       16,000           $15.69                 Not Material
Manager (B)          October 2002                   700,000           $13.00               $0.4 million (A)
Manager (B)           July 2003                     460,000           $20.35               $0.8 million (A)
  Manager            December 2003                  328,227           $22.85               $0.4 million (A)
 Exercised              2003                         (2,500)          $13.90
                                          -----------------           ------
Outstanding                                       1,501,727           $17.43
                                          =================           ======

     (A) The fair value of the options was estimated by reference to a binomial option pricing model. Since the Newcastle Option Plan has characteristics significantly different from those of traded options, and since the assumptions used in such model, particularly the volatility assumption, are subject to significant judgment and variability, the actual value of the options could vary materially from management's estimate. The assumptions used in such model were as follows:

Date of Grant/                                                        Expected Life
   Exercise             Volatility           Dividend Yield              (Years)               Risk-Free Rate
   --------             ----------           --------------              -------               --------------
 October 2002              15%                   13.85%                     10                      4.05%
  July 2003                15%                    9.83%                     10                      3.63%
December 2003              15%                    8.75%                     10                      4.23%

     (B) In December 2003, 1,750 of the October 2002 options and 1,150 of the July 2003 options were transferred by the Manager to one of its employees. In January 2004, 68,250 of the October 2003 options and 44,850 of the July 2003 options were transferred to such employee.

10.  MANAGEMENT AGREEMENT AND RELATED PARTY TRANSACTIONS

     Newcastle entered into the Management Agreement with the Manager in June 2002, which provided for an initial term of one year with automatic one-year extensions, subject to certain termination rights. After the initial one year term, the Manager's performance is reviewed annually and the Management Agreement may be terminated by Newcastle by payment of a termination fee, as defined in the Management Agreement, equal to the amount of management fees earned by the Manager during the twelve consecutive calendar months immediately preceding the termination, upon the affirmative vote of at least two-thirds of the independent directors, or by a majority vote of the holders of common stock. Pursuant to the Management Agreement, the Manager, under the supervision of Newcastle's board of directors, formulates investment strategies, arranges for the acquisition of assets, arranges for financing, monitors the performance of Newcastle's assets and provides certain advisory, administrative and managerial services in connection with the operations of Newcastle. For performing these services, Newcastle pays the Manager an annual management fee equal to 1.5% of the gross equity of Newcastle, as defined. Holdings' management agreement with the Manager contained substantially the same terms.

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

     To provide an incentive for the Manager to enhance the value of the common stock, the Manager is entitled to receive an incentive return (the "Incentive Compensation") on a cumulative, but not compounding, basis in an amount equal to the product of (A) 25% of the dollar amount by which (1)
     (a) the Funds from Operations, as defined (before the Incentive Compensation) of Newcastle per share of common stock (based on the weighted average number of shares of common stock outstanding) plus (b) gains (or losses) from debt restructuring and from sales of property and other assets

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003, 2002 AND 2001
(dollars in tables in thousands, except per share data)

     per share of common stock (based on the weighted average number of shares of common stock outstanding), exceed (2) an amount equal to (a) the weighted average of the price per share of common stock in the IPO and the value attributed to the net assets transferred to us by Holdings, and in any subsequent offerings by Newcastle (adjusted for prior capital dividends or capital distributions) multiplied by (b) a simple interest rate of 10% per annum (divided by four to adjust for quarterly calculations) multiplied by (B) the weighted average number of shares of common stock outstanding. An affiliate of the Manager was entitled to a similar incentive return from Holdings.

                                                                    AMOUNTS INCURRED (IN MILLIONS)
                                                             ------------------------------------------
                                                             2003               2002               2001
                                                             ----               ----               ----
Management Fee....................................           $6.0               $4.3               $4.8
Expense Reimbursements............................           $0.5               $0.5               $0.9
Incentive Compensation ...........................           $6.2               $3.5               $2.8

     At December 31, 2003, an affiliate of the Manager owned 2,255,109 shares of Newcastle's common stock and had options to purchase an additional 1,485,327 shares of Newcastle's common stock (Note 9).

     At December 31, 2003, Due To Affiliates is comprised $1.7 million of incentive compensation payable and $0.7 million of management fees and expense reimbursements payable to the Manager.

     Newcastle has made investments in three assets in which affiliates of the Manager have also invested. These investments are described in Notes 3 (real estate loan subsidiary) and 12 (two investments made subsequent to December 31, 2003).

11.  COMMITMENTS AND CONTINGENCIES

     REMARKETING AGREEMENTS -- One tranche of Newcastle's CBO IV bonds (Note 8), the $395.0 million face amount of Class I-MM bonds, was issued subject to remarketing procedures and related agreements whereby such bonds are remarketed and sold on a periodic basis. The Class I-MM bonds are fully insured by a third party with respect to the timely payment of interest and principal thereon, pursuant to a financial guaranty insurance policy ("wrap"). Newcastle pays annual fees of 0.12% of the outstanding face amount of the Class I-MM bonds under this agreement.

     In connection with the remarketing procedures described above, Newcastle is a party to a backstop agreement whereby a third party financial institution is required to purchase the Class I-MM bonds at the end of any remarketing period if such bonds could not be resold in the market by the remarketing agent. Newcastle pays an annual fee of 0.20% of the outstanding face amount of the Class I-MM bonds under this agreement.

     In addition, the remarketing agent is paid an annual fee of 0.05% of the outstanding face amount of the Class I-MM bonds under the remarketing agreement.

     REAL ESTATE SECURITIES PORTFOLIO DEPOSIT -- Newcastle has the option to purchase certain real estate securities from an investment bank. To the extent that such securities decline in value, Newcastle must either purchase such securities or lose an amount equal to the lesser of such decline or its deposit. See Note 4.

     GUARANTEE OF SWAP PAYMENTS -- In connection with the Bell Canada Securitization (Note 8), Newcastle has guaranteed certain payments under an interest rate swap to be entered into in 2007, if the Bell Canada Securitization is not fully repaid by such date. Newcastle believes the fair value of this guarantee is negligible at December 31, 2003.

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

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003, 2002 AND 2001
(dollars in tables in thousands, except per share data)

     LITIGATION -- Newcastle is a defendant in legal actions from transactions conducted in the ordinary course of business. Management, after consultation with legal counsel, believes the ultimate liability, if any, arising from such actions which existed at December 31, 2003 will not materially affect Newcastle's consolidated results of operations or financial position.

     ENVIRONMENTAL COSTS -- As a commercial real estate owner, Newcastle is subject to potential environmental costs. At December 31, 2003, management of Newcastle is not aware of any environmental concerns that would have a material adverse effect on Newcastle's consolidated financial position or results of operations.

     DEBT COVENANTS -- Newcastle's debt obligations contain various customary loan covenants. Such covenants do not, in management's opinion, materially restrict Newcastle's investment strategy or ability to raise capital. Newcastle is in compliance with all of its loan covenants at December 31, 2003.

12.  SUBSEQUENT EVENTS

     In January 2004, Newcastle sold 3.3 million shares of its common stock in a public offering at a price to the public of $26.30 per share, for net proceeds of approximately $85.8 million. In connection with this offering, Newcastle granted options to the Manager to purchase 330,000 shares of Newcastle's common stock at the public offering price.

     In January 2004, Newcastle purchased from an underwriter $31.5 million face amount of B and BB rated securities of Global Signal Trust I, a special purpose vehicle established by Global Signal Inc., at a price resulting in a weighted average yield of approximately 9.00%. Newcastle financed these securities with approximately $21.3 million of repurchase agreements. Newcastle obtained interest rate swaps in order to hedge its risk of exposure to changes in market interest rates with respect to this debt. Two of Newcastle's directors are the CEO and President of Global Signal, Inc., respectively. A private equity fund managed by an affiliate of the Manager owns a significant portion of Global Signal Inc.'s common stock; the Manager receives from this private equity fund, in addition to management fees, incentive compensation if the fund's aggregate investment returns exceed certain thresholds. Pursuant to this underwritten 144A offering, approximately $418.0 million of Global Signal Trust I securities were issued in 7 classes, rated AAA though B, of which the B and BB classes constituted $73.0 million. The balance of the B and BB securities were sold on identical terms to a private investment fund managed by an affiliate of the Manager and to a large third party mutual fund complex; the Manager receives from this private investment fund, in addition to management fees, incentive compensation if the fund's aggregate investment returns exceed certain thresholds. The proceeds of the 144A offering were utilized by Global Signal Inc. to repay an existing credit facility, to pay an extraordinary dividend of approximately $140 million to its stockholders of which approximately $67 million was paid to the above-referenced private equity fund, and for general working capital purposes.

     Newcastle has entered into a letter of intent to purchase approximately 200 convenience store and retail petroleum sites subject to a sale-leaseback arrangement under long-term triple net leases. Newcastle intends to structure this transaction through a joint venture, in which we will invest approximately $30.0 million of equity, with an affiliate of the Manager on equal terms. The transaction is expected to close towards the end of the first quarter or in the early second quarter of 2004; however, the transaction is subject to numerous conditions and there is no assurance that Newcastle will consummate this transaction.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003, 2002 AND 2001
(dollars in tables in thousands, except per share data)

13.  SUMMARY QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

The following is unaudited summary information on Newcastle's quarterly operations. The distribution of investments, and related liabilities, to Holdings and the commencement of Newcastle's independent operations occurred at the beginning of the quarter ended September 30, 2002. Therefore, periods prior to this quarter are not reflective of Newcastle's ongoing operations nor are they comparable to subsequent quarters.

                                                                                                2003
                                                                   ---------------------------------------------------------------
                                                                                     QUARTER ENDED
                                                                   ---------------------------------------------------
                                                                                             September 30              Year Ended
                                                                   March 31 (A)  June 30 (A)     (A)       December 31 December 31
                                                                   ------------  ----------- ------------  ----------- -----------
Gross Revenues                                                       $ 32,685     $ 40,025     $ 41,906     $ 54,562   $ 169,178
Operating expenses                                                     (6,308)      (6,647)      (6,558)      (8,380)    (27,893)
                                                                     --------     --------     --------     --------   ---------
Operating income                                                       26,377       33,378       35,348       46,182     141,285
Interest expense                                                      (14,514)     (19,537)     (19,849)     (27,661)    (81,561)
Depreciation and amortization                                            (523)        (563)        (565)        (609)     (2,260)
Equity in earnings of unconsolidated subsidiaries                           -            -            -          862         862
                                                                     --------     --------     --------     --------   ---------
Income from continuing operations                                      11,340       13,278       14,934       18,774      58,326
Income (loss) from discontinued operations                               (237)         139         (228)      (1,882)     (2,208)
Preferred dividends                                                      (203)      (1,524)      (1,523)      (1,523)     (4,773)
                                                                     --------     --------     --------     --------   ---------
Income available for common stockholders                             $ 10,900     $ 11,893     $ 13,183     $ 15,369    $ 51,345
                                                                     ========     ========     ========     ========    ========
Net Income per share of common stock
   Basic                                                             $   0.46     $   0.51     $   0.48     $   0.53    $   1.98
                                                                     ========     ========     ========     ========    ========
   Diluted                                                           $   0.46     $   0.50     $   0.48     $   0.52    $   1.96
                                                                     ========     ========     ========     ========    ========
Income from continuing operations per share
   of common stock, after preferred
   dividends and related accretions
   Basic                                                             $   0.47     $   0.51     $   0.49     $   0.60    $   2.07
                                                                     ========     ========     ========     ========    ========
   Diluted                                                           $   0.47     $   0.50     $   0.49     $   0.59    $   2.05
                                                                     ========     ========     ========     ========    ========
Income (loss) from discontinued operations per share of common stock
   Basic                                                             $  (0.01)    $  (0.00)    $  (0.01)    $  (0.07)   $  (0.09)
                                                                     ========     ========     ========     ========    ========
   Diluted                                                           $  (0.01)    $  (0.00)    $  (0.01)    $  (0.07)   $  (0.09)
                                                                     ========     ========     ========     ========    ========
Weighted average number of shares of common stock
   outstanding

   Basic                                                               23,489       23,489       27,340       29,197      25,898
                                                                     ========     ========     ========     ========    ========
   Diluted                                                             23,620       23,679       27,620       29,563      26,141
                                                                     ========     ========     ========     ========    ========

                                                                                                2002
                                                                   ---------------------------------------------------------------
                                                                                     QUARTER ENDED
                                                                   ---------------------------------------------------
                                                                                             September 30              Year Ended
                                                                   March 31 (A)  June 30 (A)     (A)       December 31 December 31
                                                                   ------------  ----------- ------------  ----------- -----------
Gross Revenues                                                        $ 9,826     $ 38,692     $ 27,436     $ 29,860    $105,814
Operating expenses                                                       (628)     (12,792)      (4,285)      (5,681)    (23,386)
                                                                      -------     --------     --------     --------    --------
Operating income                                                        9,198       25,900       23,151       24,179      82,428
Interest expense                                                       (8,061)     (12,762)     (13,204)     (14,094)    (48,121)
Depreciation and amortization                                            (671)        (757)        (514)        (514)     (2,456)
Equity in earnings of unconsolidated subsidiaries                        (452)         814            -            -         362
                                                                      -------     --------     --------     --------    --------
Income from continuing operations                                          14       13,195        9,433        9,571      32,213
Income (loss) from discontinued operations                                857          193       (1,929)         161        (718)
Preferred dividends and related accretion                                (638)        (524)           -            -      (1,162)
                                                                      -------     --------     --------     --------    --------
Income available for common stockholders                              $   233     $ 12,864     $  7,504     $  9,732    $ 30,333
                                                                      =======     ========     ========     ========    ========
Net Income per share of common stock, basic and diluted               $  0.01     $   0.78     $   0.46     $   0.43    $   1.68
                                                                      =======     ========     ========     ========    ========
Income (loss) from continuing operations per share of common stock, after preferred dividends and related accretion,
   basic and diluted                                                  $ (0.04)    $   0.77     $   0.57     $   0.42    $   1.72
                                                                      =======     ========     ========     ========    ========
Income (loss) from discontinued operations per share of
   common stock, basic and diluted                                    $  0.05     $   0.01     $  (0.11)    $   0.01    $  (0.04)
                                                                      =======     ========     ========     ========    ========
Weighted average number of shares of common stock
   outstanding

   Basic                                                               16,489       16,489       16,489       22,804      18,080
                                                                      =======     ========     ========     ========    ========
   Diluted                                                             16,489       16,489       16,489       22,843      18,090
                                                                      =======     ========     ========     ========    ========

(A) The Income Available for Common Stockholders shown agrees with Newcastle's quarterly report(s) on Form 10-Q as filed with the Securities and Exchange Commission. However, individual line items vary from such report(s) due to the operations of properties sold, or classified as held for sale, during subsequent periods being retroactively reclassified to Income for Discontinued Operations for all periods presented (see Note 5).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

(a) Disclosure Controls and Procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d -15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. The Company's disclosure controls and procedures are designed to provide reasonable assurance that information is recorded, processed, summarized and reported accurately and on a timely basis. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective.

(b) Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the most recent fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Incorporated by reference to our definitive proxy statement for the 2004 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days after the fiscal year ended December 31, 2003.

ITEM 11. EXECUTIVE COMPENSATION.

Incorporated by reference to our definitive proxy statement for the 2004 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days after the fiscal year ended December 31, 2003.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Incorporated by reference to our definitive proxy statement for the 2004 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days after the fiscal year ended December 31, 2003.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Incorporated by reference to our definitive proxy statement for the 2004 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days after the fiscal year ended December 31, 2003.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Incorporated by reference to our definitive proxy statement for the 2004 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days after the fiscal year ended December 31, 2003.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) and (d) Financial statements and schedules:

         See "Financial Statements and Supplementary Data."

     (b) Reports on Form 8-K filed by the registrant during its fiscal quarter ended December 31, 2003:

         Current report on Form 8-K, filed with the SEC on November 7, 2003, reporting Item 12 "Results of Operations and Financial Condition."

         Current report on Form 8-K, filed with the SEC on November 25, 2003, reporting Item 5 "Other Events."

     (c) Exhibits filed with this Form 10-K:

             3.1 Articles of Amendment and Restatement (incorporated by reference to the Registrant's Registration Statement on Form S-11 (File No. 333-90578), Exhibit 3.1).

             3.2 Articles Supplementary relating to the Series B Preferred Stock (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2003,
                  Exhibit 3.3).

             3.3 By-laws (incorporated by reference to the Registrant's Registration Statement on Form S-11, (File No. 333-90578),
                  Exhibit 3.2).

             4.1 Rights Agreement between the Registrant and American Stock Transfer and Trust Company, as Rights Agent, dated October 16, 2002 (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2003,
                  Exhibit 4.1).

             10.1 Amended and Restated Management and Advisory Agreement by and
                  among the Registrant and Fortress Investment Group LLC, dated June 23 2003 (incorporated by reference to the Registrant's Statement on Form S-11 (File No. 333-106135), Exhibit 10.1).

             21.1 Subsidiaries of the Registrant.

             23.1 Consent of Ernst & Young LLP, independent accountants.

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

                                                      March 9, 2004

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

March 9, 2004

By: /s/ Wesley R. Edens
   ---------------------
Wesley R. Edens
Chief Executive Officer

March 9, 2004

By: /s/ Debra A. Hess
   ------------------
Debra A. Hess
Chief Financial Officer

March 9, 2004

By: /s/ David J. Grain
   -------------------
David J. Grain
Director

March 9, 2004

By: /s/ Stuart A. McFarland
   ------------------------
Stuart A. McFarland
Director

March 9, 2004

By: /s/ David K. McKown
   --------------------
David K. McKown
Director

March 9, 2004

By: /s/ Peter M. Miller
   --------------------
Peter M. Miller
Director

                                  EXHIBIT INDEX

3.1 Articles of Amendment and Restatement (incorporated by reference to the Registrant's Registration Statement on Form S-11 (File No. 333-90578),
     Exhibit 3.1).

3.2 Articles Supplementary relating to the Series B Preferred Stock (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2003, Exhibit 3.3).

3.3 By-laws (incorporated by reference to the Registrant's Registration Statement on Form S-11, (File No. 333-90578), Exhibit 3.2).

4.1 Rights Agreement between the Registrant and American Stock Transfer and Trust Company, as Rights Agent, dated October 16, 2002 (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2002, Exhibit 4.1).

10.1 Amended and Restated Management and Advisory Agreement by and among the Registrant and Fortress Investment Group LLC, dated June 23, 2003 (incorporated by reference to the Registrant's Statement on Form S-11 (File No. 333-106135), Exhibit 10.1).

21.1 Subsidiaries of the Registrant.

23.1 Consent of Ernst & Young LLP, independent accountants.

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