Form 10-Q
period 2004-03-31
NEWCASTLE INVESTMENT CORP
filed 2004-05-10
CIK 1175483

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

                                       or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from ________________ to ___________________

                        Commission File Number: 001-31458

                           NEWCASTLE INVESTMENT CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Maryland                                    81-0559116
-------------------------------          ------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

  1251 Avenue of the Americas, New York, NY             10020
  -----------------------------------------           ----------
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act). Yes [X] No [ ].

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

COMMON STOCK, $0.01 PAR VALUE PER SHARE: 34,781,833 OUTSTANDING AS OF MAY 7,
2004.

                           NEWCASTLE INVESTMENT CORP.
                                    FORM 10-Q

                                      INDEX

                                                                                                                 PAGE
                                                                                                                 ----
PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheets as of March 31, 2004 (unaudited) and December 31, 2003                         1
        Consolidated Statements of Income (unaudited) for the three months ended March 31, 2004 and 2003           2
        Consolidated Statements of Stockholders' Equity (unaudited) for the three months ended March 31,
          2004 and 2003                                                                                            3
        Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2004 and 2003       4
        Notes to Consolidated Financial Statements (unaudited)                                                     6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations                     11
Item 3. Quantitative and Qualitative Disclosures About Market Risk                                                22
Item 4. Controls and Procedures                                                                                   27

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings                                                                                         28
Item 2. Changes in Securities and Use of Proceeds                                                                 28
Item 3. Defaults upon Senior Securities                                                                           28
Item 4. Submission of Matters to a Vote of Security Holders                                                       28
Item 5. Other Information                                                                                         28
Item 6. Exhibits and Reports on Form 8-K                                                                          28

SIGNATURES                                                                                                        29

                              CAUTIONARY STATEMENTS

The information contained in this quarterly report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our Company. We urge you to carefully review and consider the various disclosures made by us in this report and in our other filings with the SEC, including our annual report on Form 10-K for the year ended December 31, 2003, that discuss our business in greater detail.

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

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

                                                                                      MARCH 31, 2004
                                                                                        (UNAUDITED)      DECEMBER 31, 2003
                                                                                      --------------     -----------------
ASSETS
    Real estate securities, available for sale                                          $ 2,598,620         $ 2,089,712
    Real estate securities portfolio deposit                                                      -              19,541
    Other securities, available for sale                                                    252,642             221,577
    Real estate related loans, net                                                          384,262             341,193
    Investments in unconsolidated subsidiaries                                               52,743              30,640
    Operating real estate, net                                                               89,741             102,995
    Real estate held for sale                                                                39,917              29,404
    Residential mortgage loans, net                                                         569,621             586,237
    Cash and cash equivalents                                                                56,251              60,403
    Restricted cash                                                                          19,496              13,132
    Deferred costs, net                                                                       8,118              10,304
    Receivables and other assets                                                             28,151              27,943
                                                                                        -----------         -----------
                                                                                        $ 4,099,562         $ 3,533,081
                                                                                        ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
    CBO bonds payable                                                                   $ 2,204,187         $ 1,793,533
    Other bonds payable                                                                     253,380             260,674
    Notes payable                                                                           189,845             154,562
    Repurchase agreements                                                                   708,635             715,783
    Derivative liabilities                                                                   63,991              32,457
    Dividends payable                                                                        21,843              16,703
    Due to affiliates                                                                         3,242               2,445
    Accrued expenses and other liabilities                                                   10,938              17,561
                                                                                        -----------         -----------
                                                                                          3,456,061           2,993,718
                                                                                        -----------         -----------
STOCKHOLDERS' EQUITY
    Preferred stock, $0.01 par value, 100,000,000 shares authorized, 2,500,000 shares of Series B Cumulative Redeemable Preferred Stock, liquidation
        preference $25.00 per share, issued and outstanding                                  62,500              62,500
    Common stock, $0.01 par value, 500,000,000 shares authorized, 34,711,833 and
        31,374,833 shares issued and outstanding at March 31, 2004 and
        December 31, 2003, respectively                                                         347                 314
    Additional paid-in capital                                                              538,057             451,806
    Dividends in excess of earnings                                                         (15,169)            (14,670)
    Accumulated other comprehensive income                                                   57,766              39,413
                                                                                        -----------         -----------
                                                                                            643,501             539,363
                                                                                        -----------         -----------
                                                                                        $ 4,099,562         $ 3,533,081
                                                                                        ===========         ===========

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(dollars in thousands, except share data)

                                                                               THREE MONTHS ENDED MARCH 31,
                                                                            ---------------------------------
                                                                                2004                  2003
                                                                            ------------         ------------
REVENUES
     Interest income                                                        $     49,030         $     25,029
     Rental and escalation income                                                  5,797                4,913
     Gain on settlement of investments                                             5,136                2,491
                                                                            ------------         ------------
                                                                                  59,963               32,433
                                                                            ------------         ------------
EXPENSES
     Interest expense                                                             29,419               14,357
     Property operating expense                                                    2,391                2,352
     Loan and security servicing expense                                             782                  402
     General and administrative expense                                            1,198                  830
     Management fee to affiliate                                                   2,397                1,305
     Incentive compensation to affiliate                                           2,374                1,330
     Depreciation and amortization                                                   553                  456
                                                                            ------------         ------------
                                                                                  39,114               21,032
                                                                            ------------         ------------
Income before equity in earnings of unconsolidated subsidiaries                   20,849               11,401
Equity in earnings of unconsolidated subsidiaries                                  1,223                    -
                                                                            ------------         ------------
Income from continuing operations                                                 22,072               11,401
Income (loss) from discontinued operations                                          (221)                (298)
                                                                            ------------         ------------
NET INCOME                                                                        21,851               11,103
Preferred dividends                                                               (1,523)                (203)
                                                                            ------------         ------------
INCOME AVAILABLE FOR COMMON STOCKHOLDERS                                    $     20,328         $     10,900
                                                                            ============         ============
NET INCOME PER SHARE OF COMMON STOCK
     BASIC                                                                  $       0.59         $       0.46
                                                                            ============         ============
     DILUTED                                                                $       0.58         $       0.46
                                                                            ============         ============
Income from continuing operations per share of common stock, after preferred dividends
     Basic                                                                  $       0.60         $       0.47
                                                                            ============         ============
     Diluted                                                                $       0.59         $       0.47
                                                                            ============         ============
Income (loss) from discontinued operations per share of common stock
     Basic                                                                  $      (0.01)        $      (0.01)
                                                                            ============         ============
     Diluted                                                                $      (0.01)        $      (0.01)
                                                                            ============         ============
WEIGHTED AVERAGE NUMBER OF SHARES OF
     COMMON STOCK OUTSTANDING
     BASIC                                                                    34,401,800           23,488,517
                                                                            ============         ============
     DILUTED                                                                  34,976,378           23,619,909
                                                                            ============         ============

DIVIDENDS DECLARED PER COMMON SHARE                                         $       0.60         $       0.45
                                                                            ============         ============

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
(dollars in thousands)


                                                     PREFERRED STOCK                  COMMON STOCK
                                                -------------------------      --------------------------
                                                  SHARES         AMOUNT          SHARES          AMOUNT
                                                ---------      ----------      ----------      ----------
STOCKHOLDERS' EQUITY - DECEMBER 31, 2003        2,500,000      $   62,500      31,374,833      $      314
Dividends declared                                      -               -               -               -
Issuance of common stock                                -               -       3,300,000              33
Exercise of common stock options                        -               -          37,000               -
Comprehensive income:
  Net income                                            -               -               -               -
  Unrealized gain on securities                         -               -               -               -
  Realized (gain) on securities:
     reclassification adjustment                        -               -               -               -
  Foreign currency translation                          -               -               -               -
  Unrealized (loss) on derivatives
     designated as cash flow hedges                     -               -               -               -
  Total comprehensive income
                                                ---------      ----------      ----------      ----------
STOCKHOLDERS' EQUITY - MARCH 31, 2004           2,500,000      $   62,500      34,711,833      $      347
                                                =========      ==========      ==========      ==========
STOCKHOLDERS' EQUITY - DECEMBER 31, 2002                -      $        -      23,488,517      $      235
Dividends declared                                      -               -               -               -
Issuance of preferred stock                     2,500,000          62,500               -               -
Comprehensive income:
  Net income                                            -               -               -               -
  Unrealized gain on securities                         -               -               -               -
  Realized (gain) on securities:
      reclassification adjustment                       -               -               -               -
  Foreign currency translation                          -               -               -               -
  Unrealized gain on derivatives designated
      as cash flow hedges                               -               -               -               -
  Total comprehensive income
                                                ---------      ----------      ----------      ----------
STOCKHOLDERS' EQUITY - MARCH 31, 2003           2,500,000      $   62,500      23,488,517      $      235
                                                =========      ==========      ==========      ==========

                                                                                    ACCUM.
                                                ADDITIONAL        DIVIDENDS         OTHER         TOTAL STOCK-
                                                  PD. IN        IN EXCESS OF        COMP.          HOLDERS'
                                                  CAPITAL         EARNINGS          INCOME          EQUITY
                                                ----------      ------------      ----------      ------------
STOCKHOLDERS' EQUITY - DECEMBER 31, 2003        $  451,806       $  (14,670)      $   39,413       $  539,363
Dividends declared                                       -          (22,350)               -          (22,350)
Issuance of common stock                            85,770                -                -           85,803
Exercise of common stock options                       481                -                -              481
Comprehensive income:
  Net income                                             -           21,851                -           21,851
  Unrealized gain on securities                          -                -           56,386           56,386
  Realized (gain) on securities:
     reclassification adjustment                         -                -           (4,151)          (4,151)
  Foreign currency translation                           -                -             (305)            (305)
  Unrealized (loss) on derivatives
     designated as cash flow hedges                      -                -          (33,577)         (33,577)
                                                                                                   ----------
  Total comprehensive income                                                                           40,204
                                                ----------       ----------       ----------       ----------
STOCKHOLDERS' EQUITY - MARCH 31, 2004           $  538,057       $  (15,169)      $   57,766       $  643,501
                                                ==========       ==========       ==========       ==========
STOCKHOLDERS' EQUITY - DECEMBER 31, 2002        $  290,935       $  (13,966)      $    7,037       $  284,241
Dividends declared                                       -          (10,773)               -          (10,773)
Issuance of preferred stock                         (2,436)               -                -           60,064
Comprehensive income:
  Net income                                             -           11,103                -           11,103
  Unrealized gain on securities                          -                -            3,401            3,401
  Realized (gain) on securities:
      reclassification adjustment                        -                -           (3,480)          (3,480)
  Foreign currency translation                           -                -            1,740            1,740
  Unrealized gain on derivatives designated
      as cash flow hedges                                -                -            3,570            3,570
                                                                                                   ----------
  Total comprehensive income                                                                           16,334
                                                ----------       ----------       ----------       ----------
STOCKHOLDERS' EQUITY - MARCH 31, 2003           $  288,499       $  (13,636)      $   12,268       $  349,866
                                                ==========       ==========       ==========       ==========

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
(dollars in thousands)

                                                                                     THREE MONTHS ENDED MARCH 31,
                                                                                     ----------------------------
                                                                                        2004             2003
                                                                                      ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net income                                                                          $  21,851       $  11,103
  Adjustments to reconcile net income to net cash provided by operating activities
  (inclusive of amounts related to discontinued operations):
    Depreciation and amortization                                                           606             711
    Accretion of discount and other amortization                                           (564)         (3,354)
    Equity in earnings of unconsolidated subsidiaries                                    (1,223)              -
    Deferred rent                                                                          (706)           (151)
    Gain on settlement of investments                                                    (5,052)         (2,291)
    Unrealized gain on non-hedge derivatives                                               (583)              -

  Change in:
    Restricted cash                                                                      (6,703)         (1,334)
    Receivables and other assets                                                            376          (3,259)
    Due to affiliates                                                                       797             433
    Accrued expenses and other liabilities                                               (6,405)          2,264
                                                                                      ---------       ---------
         Net cash provided by operating activities                                        2,394           4,122
                                                                                      ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of real estate securities                                                   (500,983)       (513,395)
  Proceeds from sale of real estate securities                                           44,445          34,879
  Deposit on real estate securities (treated as a derivative)                           (15,042)         (4,922)
  Purchase of other securities                                                          (40,914)        (14,127)
  Purchase of loans                                                                     (50,000)       (210,281)
  Repayments of loan and security principal                                              75,567          13,926
  Proceeds from settlement of loans                                                           -         162,554
  Purchase and improvement of operating real estate                                        (161)              -
  Proceeds from sale of operating real estate                                                 -           2,238
  Contributions to unconsolidated subsidiaries                                          (26,788)              -
  Distributions from unconsolidated subsidiaries                                          5,908               -
  Payment of deferred costs                                                                 (80)              -
                                                                                      ---------       ---------
         Net cash used in investing activities                                         (508,048)       (529,128)
                                                                                      ---------       ---------

Continued on Page 5

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
(dollars in thousands)

                                                                                        THREE MONTHS ENDED MARCH 31,
                                                                                        ----------------------------
                                                                                            2004            2003
                                                                                         ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES

    Issuance of CBO bonds payable                                                          409,588         467,094
    Repayments of other bonds payable                                                       (6,920)         (2,438)
    Borrowings under notes payable                                                          40,000               -
    Repayments of notes payable                                                             (2,945)           (215)
    Borrowings under repurchase agreements                                                  29,511         199,716
    Repayments of repurchase agreements                                                    (36,659)       (158,439)
    Issuance of preferred stock                                                                  -          62,500
    Costs related to issuance of preferred stock                                                 -          (2,436)
    Issuance of common stock                                                                86,790               -
    Costs related to issuance of common stock                                                 (987)              -
    Exercise of common stock options                                                           481               -
    Dividends paid                                                                         (17,210)         (9,161)
    Payment of deferred financing costs                                                       (147)         (1,313)
                                                                                         ---------       ---------
          Net cash provided by financing activities                                        501,502         555,308
                                                                                         ---------       ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        (4,152)         30,302

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                              60,403          45,463
                                                                                         ---------       ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                 $  56,251       $  75,765
                                                                                         =========       =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

    Cash paid during the period for interest expense                                     $  28,978       $  14,684

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

    Common stock dividends declared but not paid                                         $  20,827       $  10,570
    Preferred stock dividends declared but not paid                                      $   1,016       $     203
    Deposit used in acquisition of real estate securities (treated as a derivative)      $  35,457       $  44,409

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2004
(dollars in tables in thousands, except per share data)

1. GENERAL

Newcastle Investment Corp. (and subsidiaries, "Newcastle") is a Maryland corporation that was formed in June 2002. Newcastle conducts its business through four primary segments: (i) real estate securities, (ii) real estate related loans, (iii) operating real estate, and (iv) residential mortgage loans.

Newcastle was formed as a wholly owned subsidiary of Newcastle Investment Holdings Corp. ("Holdings") for the purpose of separating the real estate securities and certain of the operating real estate businesses from Holdings' other investments. Prior to Newcastle's initial public offering, Holdings contributed to Newcastle certain assets and liabilities in exchange for 16,488,517 shares of Newcastle's common stock. Newcastle's operations commenced on July 12, 2002. On May 19, 2003, Holdings distributed to its stockholders all of the shares of Newcastle's common stock that it held, and it no longer owns any of Newcastle's common equity. Approximately 2.3 million of such shares are held by an affiliate of the Manager (see below) at March 31, 2004. In addition, an affiliate of the Manager held options to purchase approximately 1.7 million shares of our common stock at March 31, 2004.

In October 2002, Newcastle sold 7.0 million shares of its common stock in a public offering (the "IPO") at a price to the public of $13.00 per share, for net proceeds of approximately $80.0 million. During 2003, Newcastle sold an aggregate of approximately 7.9 million shares of its common stock in public offerings for net proceeds of approximately $163.3 million. In January 2004, Newcastle sold 3.3 million shares of its common stock in a public offering at a price to the public of $26.30 per share, for net proceeds of approximately $85.8 million. Newcastle had 34,711,833 shares of common stock outstanding at March 31, 2004.

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

Newcastle is party to a management agreement (the "Management Agreement") with Fortress Investment Group LLC (the "Manager"), an affiliate, under which the Manager advises Newcastle on various aspects of its business and manages its day-to-day operations, subject to the supervision of Newcastle's board of directors. For its services, the Manager receives an annual management fee and incentive compensation, both as defined in the Management Agreement. The Manager also manages Holdings, among other entities.

The accompanying consolidated financial statements and related notes of Newcastle have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of Newcastle's financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These financial statements should be read in conjunction with Newcastle's December 31, 2003 consolidated financial statements and notes thereto included in Newcastle's annual report on Form 10-K filed with the Securities and Exchange Commission. Capitalized terms used herein, and not otherwise defined, are defined in Newcastle's December 31, 2003 consolidated financial statements.

2. INFORMATION REGARDING BUSINESS SEGMENTS

Newcastle conducts its business through four primary segments: real estate securities, real estate related loans, operating real estate and residential mortgage loans.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2004
(dollars in tables in thousands, except per share data)

Summary financial data on Newcastle's segments is given below, together with a reconciliation to the same data for Newcastle as a whole:

                                                                                       Residential
                                          Real Estate    Real Estate   Operating Real    Mortgage
                                           Securities   Related Loans      Estate          Loans       Unallocated       Total
                                          -----------   -------------  --------------  ------------    -----------    -----------
March 31, 2004 and the Three Months
  then Ended
Gross revenues                            $    43,772    $     6,069    $     5,810     $     4,202    $       110    $    59,963
Operating expenses                               (255)            (7)        (2,487)           (536)        (5,857)        (9,142)
                                          -----------    -----------    -----------     -----------    -----------    -----------
Operating income (loss)                        43,517          6,062          3,323           3,666         (5,747)        50,821
Interest expense                              (21,582)        (4,237)        (1,467)         (2,133)             -        (29,419)
Depreciation and amortization                       -              -           (553)              -              -           (553)
Equity in earnings of unconsolidated
   subsidiaries                                     -          1,069            154               -              -          1,223
                                          -----------    -----------    -----------     -----------    -----------    -----------
Income (loss) from continuing operations       21,935          2,894          1,457           1,533         (5,747)        22,072
Income from discontinued operations                 -              -           (221)              -              -           (221)
                                          -----------    -----------    -----------     -----------    -----------    -----------
Net Income (Loss)                         $    21,935    $     2,894    $     1,236     $     1,533    $    (5,747)   $    21,851
                                          ===========    ===========    ===========     ===========    ===========    ===========
Revenue derived from non-US sources:
  Canada                                  $         -    $         -    $     4,704     $         -    $         -    $     4,704
                                          ===========    ===========    ===========     ===========    ===========    ===========
  Belgium                                 $         -    $         -    $     1,974     $         -    $         -    $     1,974
                                          ===========    ===========    ===========     ===========    ===========    ===========
Total assets                              $ 2,910,753    $   392,890    $   168,725     $   571,168    $    56,026    $ 4,099,562
                                          ===========    ===========    ===========     ===========    ===========    ===========
Long-lived assets outside the US:
  Canada                                  $         -    $         -    $    53,443     $         -    $         -    $    53,443
                                          ===========    ===========    ===========     ===========    ===========    ===========
  Belgium                                 $         -    $         -    $    76,215     $         -    $         -    $    76,215
                                          ===========    ===========    ===========     ===========    ===========    ===========
December 31, 2003
Total assets                              $ 2,385,265    $   353,779    $   146,635     $   587,831    $    59,571    $ 3,533,081
                                          ===========    ===========    ===========     ===========    ===========    ===========
Long-lived assets outside the US:
  Canada                                  $         -    $         -    $    54,250     $         -    $         -    $    54,250
                                          ===========    ===========    ===========     ===========    ===========    ===========
  Belgium                                 $         -    $         -    $    78,149     $         -    $         -    $    78,149
                                          ===========    ===========    ===========     ===========    ===========    ===========
Three Months Ended March 31, 2003
Gross revenues                            $    24,543    $         -    $     4,929     $     2,961    $         -    $    32,433
Operating expenses                               (158)             -         (2,560)           (259)        (3,242)        (6,219)
                                          -----------    -----------    -----------     -----------    -----------    -----------
Operating income (loss)                        24,385              -          2,369           2,702         (3,242)        26,214
Interest expense                              (12,141)             -         (1,083)         (1,133)             -        (14,357)
Depreciation and amortization                       -              -           (456)              -              -           (456)
                                          -----------    -----------    -----------     -----------    -----------    -----------
Income (loss) from continuing operations       12,244              -            830           1,569         (3,242)        11,401
Income from discontinued operations                 -              -           (298)              -              -           (298)
                                          -----------    -----------    -----------     -----------    -----------    -----------
Net Income (Loss)                         $    12,244    $         -    $       532     $     1,569    $    (3,242)   $    11,103
                                          ===========    ===========    ===========     ===========    ===========    ===========
Revenue derived from non-US sources:
  Canada                                  $         -    $         -    $     4,223     $         -    $         -    $     4,223
                                          ===========    ===========    ===========     ===========    ===========    ===========
  Belgium                                 $         -    $         -    $     1,922     $         -    $         -    $     1,922
                                          ===========    ===========    ===========     ===========    ===========    ===========

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2004
(dollars in tables in thousands, except per share data)

3. REAL ESTATE SECURITIES

The following is a summary of Newcastle's real estate securities at March 31, 2004, all of which are classified as available for sale and are therefore marked to market through other comprehensive income pursuant to SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities." Unrealized losses that are considered other than temporary are recognized currently in income. There were no such losses incurred during the three months ended March 31, 2004. The unrealized losses on Newcastle's securities are primarily the result of market factors, rather than credit impairment, and Newcastle believes their carrying amounts are fully recoverable. None of the securities are delinquent. Eight of the securities, with an aggregate unrealized loss of approximately $6.4 million, have been in an unrealized loss position for more than twelve months. The unrealized losses on these securities were primarily caused by changes in credit spreads which management believes to be temporary; no material loss is expected to be realized on such securities.

                                                         Gross Unrealized                                Weighted Average
                                                      ---------------------                  --------------------------------------
                           Current Face   Amortized                                                                        Maturity
                              Amount      Cost Basis    Gains       Losses   Carrying Value  S&P Rating   Coupon   Yield    (Years)
                           ------------  -----------  ---------   ---------  --------------  ----------   ------   -----   --------
Portfolio I
  CMBS                     $    316,602  $   289,015  $  32,024   $  (3,363)  $    317,676       BB+       6.88%   8.89%     6.53
  Unsecured REIT debt           233,907      235,379     23,387        (318)       258,448       BBB-      6.91%   6.80%     6.20
                           ------------  -----------  ---------   ---------   ------------       ----     -----    ----      ----
  Subtotal - Portfolio I        550,509      524,394     55,411      (3,681)       576,124       BBB-      6.89%   7.95%     6.39
                           ------------  -----------  ---------   ---------   ------------       ----     -----    ----      ----
Portfolio II
  CMBS                          274,954      265,400     19,172        (590)       283,982       BBB-      6.27%   7.12%     6.41
  Unsecured REIT debt           119,517      119,736     15,126         (41)       134,821       BBB-      7.61%   7.54%     7.24
  Asset-backed securities        64,022       62,131      2,076      (2,457)        61,750        A+       6.44%   7.17%     6.91
                           ------------  -----------  ---------   ---------   ------------       ----     -----    ----      ----
  Subtotal - Portfolio II       458,493      447,267     36,374      (3,088)       480,553       BBB-      6.64%   7.24%     6.70
                           ------------  -----------  ---------   ---------   ------------       ----     -----    ----      ----
Portfolio III
  CMBS                          333,645      346,050      8,308        (149)       354,209       BBB       5.81%   5.25%     5.91
  Unsecured REIT debt            97,110      101,611      8,189           -        109,800       BBB       6.88%   6.12%     8.24
  Asset-backed securities        62,236       60,721      1,939        (281)        62,379        A        4.10%   4.82%     5.03
                           ------------  -----------  ---------   ---------   ------------       ----     -----    ----      ----
  Subtotal - Portfolio III      492,991      508,382     18,436        (430)       526,388       BBB       5.80%   5.37%     6.26
                           ------------  -----------  ---------   ---------   ------------       ----     -----    ----      ----
Portfolio IV
  CMBS                          346,975      337,243     10,422        (165)       347,500       BBB-      4.49%   4.97%     4.63
  Unsecured REIT debt           104,848      108,713      8,457           -        117,170       BBB       6.62%   5.96%     8.14
  Asset-backed securities        49,467       46,695      2,857           -         49,552        A-       4.73%   5.55%     6.24
                           ------------  -----------  ---------   ---------   ------------       ----     -----    ----      ----
  Subtotal - Portfolio IV       501,290      492,651     21,736        (165)       514,222       BBB       4.96%   5.24%     5.52
                           ------------  -----------  ---------   ---------   ------------       ----     -----    ----      ----
Portfolio V
  CMBS                          223,645      220,437        985        (406)       221,016       BBB-      4.67%   4.99%     7.06
  Unsecured REIT debt            73,145       77,272        343        (444)        77,171        BBB      5.76%   5.01%     8.95
  Asset-backed securities        80,215       80,397        278         (27)        80,648        A-       2.68%   2.66%     5.28
                           ------------  -----------  ---------   ---------   ------------       ----     -----    ----      ----
  Subtotal - Portfolio V        377,005      378,106      1,606        (877)       378,835       BBB       4.46%   4.50%     7.05
                           ------------  -----------  ---------   ---------   ------------       ----     -----    ----      ----
Total Real Estate
  Securities*              $  2,380,288  $ 2,350,800  $ 133,563   $  (8,241)  $  2,476,122       BBB-      5.83%   6.14%     6.34
                           ============  ===========  =========   =========   ============       ====     =====    ====      ====
Other Securities
  Rated                    $    254,572  $   231,047  $   7,274   $       -   $    238,321       BB        7.03%   8.53%     5.15
  Unrated                        18,153       14,321          -           -         14,321       N/A      12.16%  17.06%     2.62
                           ------------  -----------  ---------   ---------   ------------       ----     -----    ----      ----
Total Other Securities     $    272,725  $   245,368  $   7,274   $       -   $    252,642       BB        7.37%   9.03%     4.98
                           ============  ===========  =========   =========   ============       ====     =====    ====      ====
Total Securities           $  2,653,013  $ 2,596,168  $ 140,837   $  (8,241)  $  2,728,764       BBB-      5.98%   6.39%     6.20
                           ============  ===========  =========   =========   ============       ====     =====    ====      ====

*Carrying value excludes restricted cash of $122.5 million included in Real Estate Securities pending its reinvestment.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2004
(dollars in tables in thousands, except per share data)

The total current face amount of fixed rate securities was $1,999.3 million, and of floating rate securities was $653.7 million.

4. RECENT ACTIVITIES

In January 2004, Newcastle sold 3.3 million shares of its common stock in a public offering at a price to the public of $26.30 per share, for net proceeds of approximately $85.8 million. For the purpose of compensating the Manager for its successful efforts in raising capital for Newcastle, in connection with this offering, Newcastle granted options to the Manager to purchase 330,000 shares of Newcastle's common stock at the public offering price, which were valued at approximately $0.6 million.

In January 2004, Newcastle purchased from an underwriter $31.5 million face amount of B and BB rated securities of Global Signal Trust I, a special purpose vehicle established by Global Signal Inc., at a price resulting in a weighted average yield of approximately 9.00%. Newcastle financed these securities with approximately $21.3 million of repurchase agreements. Newcastle obtained interest rate swaps in order to hedge its risk of exposure to changes in market interest rates with respect to this debt. Two of Newcastle's directors are the CEO and President of Global Signal, Inc., respectively. A private equity fund managed by an affiliate of the Manager owns a significant portion of Global Signal Inc.'s common stock; the Manager receives from this private equity fund, in addition to management fees, incentive compensation if the fund's aggregate investment returns exceed certain thresholds. Pursuant to this underwritten 144A offering, approximately $418.0 million of Global Signal Trust I securities were issued in 7 classes, rated AAA through B, of which the B and BB classes constituted $73.0 million. The balance of the B and BB securities were sold on identical terms to a private investment fund managed by an affiliate of the Manager and to a large third party mutual fund complex; the Manager receives from this private investment fund, in addition to management fees, incentive compensation if the fund's aggregate investment returns exceed certain thresholds. The proceeds of the 144A offering were utilized by Global Signal Inc. to repay an existing credit facility, to pay an extraordinary dividend of approximately $140 million to its stockholders of which approximately $67 million was paid to the above-referenced private equity fund, and for general working capital purposes.

In March 2004, Newcastle purchased a 49% interest in a $153 million portfolio of approximately 200 convenience and retail gas stores located in ten states throughout the southeastern and southwestern regions of the U.S. The properties are subject to a sale-leaseback arrangement under long-term triple net leases with a 15 year minimum term. Circle K Stores Inc. ("Tenant"), an indirect wholly owned subsidiary of Alimentation Couche-Tard Inc. ("ACT"), is the counterparty under the leases. ACT guarantees the obligations of Tenant under the leases. Newcastle structured this transaction through a joint venture in a limited liability company, in which it invested approximately $26.8 million of equity, with a private investment fund managed by an affiliate of the Manager, pursuant to which it co-invested on equal terms. This investment was financed with a $101.9 million bridge loan at the limited liability company level. Newcastle and the affiliate of the Manager have each guaranteed 50% of such loan. Newcastle expects to permanently refinance such loan in the second quarter of 2004 at which time its guaranty will terminate. Newcastle believes the fair value of its guaranty is negligible at March 31, 2004. The Manager receives from this private investment fund, in addition to management fees, incentive compensation if the fund's aggregate investment returns exceed certain thresholds. This limited liability company is an investment company and therefore maintains its financial records on a fair value basis. Newcastle has retained such accounting relative to its investment in such limited liability company, which is accounted for under the equity method at fair value. This investment is included in the operating real estate segment.

In October 2003, Newcastle entered into an agreement with a major financial institution for the right to purchase commercial mortgage backed securities, senior unsecured REIT debt, real estate loans and asset backed securities (the "Portfolio V Collateral") for its next real estate securities portfolio. The agreement was treated as a non-hedge derivative for accounting purposes and was therefore marked-to-market through current income; a gain of approximately $1.1 million has been recorded during the three months ended March 31, 2004. In March 2004, Newcastle completed its fifth CBO financing, CBO V, whereby the Portfolio V Collateral was purchased by a consolidated subsidiary which issued $414.0 million face amount of investment grade senior bonds and $36.0 million face amount of non-investment grade subordinated bonds, which were retained by Newcastle, in a private placement. Four classes of the senior bonds bear floating interest rates. Newcastle obtained an interest rate swap in order to hedge its exposure to the risk of changes in market interest rates with respect to these bonds.

In March 2004, Newcastle committed to a plan to sell one property in the LIV portfolio (in addition to the five classified as held for sale at December 31, 2003). Newcastle expects a sale of this property be completed in 2004. Accordingly, this property has been reclassified as Real Estate Held for Sale. Although Newcastle currently anticipates completing this sale in the near term, there is no assurance that this sale will be completed or on what terms it will be completed. Pursuant to SFAS No. 144, Newcastle has retroactively recorded the operations of such property, including the interest expense on the related mortgage balance which would be repaid upon its sale, in Income from Discontinued Operations for all periods presented.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2004
(dollars in tables in thousands, except per share data)

5. DERIVATIVE INSTRUMENTS

The following table summarizes the notional amounts and fair (carrying) values of Newcastle's derivative financial instruments as of March 31, 2004.

                                                          Notional Amount   Fair Value    Longest Maturity
                                                          ---------------   ----------    ----------------
Interest rate caps treated as hedges (A)                    $   612,397     $   6,210       October 2015

Interest rate swaps, treated as hedges (B)                  $ 1,429,166     $ (59,750)        March 2015

Non-hedge derivative obligations (B)                                 (C)    $  (1,215)         July 2038

(A)  Included in Deferred Costs, Net.

(B)  Included in Derivative Liabilities.

(C) Represents two essentially offsetting interest rate caps and two essentially offsetting interest rate swaps, each with notional amounts of $32.5 million, an interest rate cap with a notional amount of $17.5 million, and an interest rate cap with a notional amount of approximately $67.1 million.

6. EARNINGS PER SHARE

Newcastle is required to present both basic and diluted earnings per share ("EPS"). Basic EPS is calculated by dividing net income available for common stockholders by the weighted average number of shares of common stock outstanding during each period. Diluted EPS is calculated by dividing net income available for common stockholders by the weighted average number of shares of common stock outstanding plus the additional dilutive effect of common stock equivalents during each period. Newcastle's common stock equivalents are the Manager's stock options. Net income available for common stockholders is equal to net income less preferred dividends.

The following is a reconciliation of the weighted average number of shares of common stock outstanding on a diluted basis.

                                                THREE MONTHS ENDED MARCH 31,
                                                ----------------------------
                                                    2004            2003
                                                 ----------      ----------
Weighted average number of shares of common
  stock outstanding, basic                       34,401,800      23,488,517
Dilutive effect of stock options, based
  on the treasury stock method                      574,578         131,392
                                                 ----------      ----------
Weighted average number of shares of common
  stock outstanding, diluted                     34,976,378      23,619,909
                                                 ==========      ==========

During and after the first quarter of 2004, the Manager assigned, for no value, a total of approximately 0.7 million of its options for Newcastle's common stock to certain of the Manager's employees, of which approximately 0.1 million were immediately exercised. As of May 7, 2003, Newcastle's outstanding options are summarized as follows:

Held by the Manager                     1,072,525

Issued to the Manager and
  subsequently transferred to
  certain of the Manager's employees      638,702
Held by directors                          13,500
                                       ----------
Total                                   1,724,727
                                       ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following should be read in conjunction with the unaudited consolidated financial statements and notes included herein.

GENERAL

We own a diversified portfolio of moderately credit sensitive real estate securities, including commercial mortgage backed securities (including B-notes), senior unsecured debt issued by property REITs and real estate related asset backed securities. Mortgage backed securities are interests in or obligations secured by pools of mortgage loans. We generally target investments rated A through BB. We also own, directly and indirectly, interest in loans and pools of loans, including real estate related loans and residential mortgage loans. We also own, directly and indirectly, interests in operating real estate, including credit leased operating real estate in Canada and Belgium. We consider credit leased operating real estate to be real estate that is leased primarily to tenants with, or whose major tenant has, investment grade credit ratings.

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

We were formed in June 2002 as a wholly owned subsidiary of Newcastle Investment Holdings Corp. (referred to as Holdings) for the purpose of separating the real estate securities and certain of the credit leased operating real estate businesses from Holdings' other investments. Prior to our initial public offering, Holdings contributed to us certain assets and liabilities in exchange for 16,488,517 shares of our common stock. Our operations commenced on July 12, 2002. On May 19, 2003, Holdings distributed to its stockholders all of the shares of our common stock that it held, and it no longer owns any of our common equity. Approximately 2.3 million of such shares are held by an affiliate of our manager at March 31, 2004. In addition, an affiliate of our manager held options to purchase approximately 1.7 million shares of our common stock at March 31, 2004.

In October 2002, we sold 7.0 million shares of our common stock in our initial public offering at a price to the public of $13.00 per share, for net proceeds of approximately $80.0 million. During 2003, we sold an aggregate of approximately 7.9 million shares of our common stock in public offerings for net proceeds of approximately $163.3 million. In January 2004, we sold 3.3 million shares of our common stock in a public offering at a price to the public of $26.30 per share, for net proceeds of approximately $85.8 million. At March 31, 2004, we had 34,711,833 shares of common stock outstanding.

We are organized and conduct our operations to qualify as a REIT for federal income tax purposes. As such, we will generally not be subject to federal income tax on that portion of our income that is distributed to stockholders if we distribute at least 90% of our REIT taxable income to our stockholders by prescribed dates and comply with various other requirements.

We conduct our business by investing in four primary investment categories (business segments): (i) real estate securities, (ii) real estate related loans
(iii) operating real estate, including credit leased operating real estate, including a portfolio of properties located in Canada, which we refer to as our Bell Canada portfolio, and a portfolio of properties located in Belgium, which we refer to as our LIV portfolio, and (iv) residential mortgage loans.

Revenues attributable to each segment are disclosed below (unaudited) (in thousands).

                                                                           Residential
For the Three Months         Real Estate     Real Estate      Operating      Mortgage
   Ended March 31,            Securities    Related Loans    Real Estate      Loans        Unallocated       Total
--------------------         -----------    -------------    -----------   -----------     -----------      --------
       2004                   $   43,772       $  6,069       $   5,810      $  4,202       $     110       $ 59,963
       2003                   $   24,543       $      -       $   4,929      $  2,961       $       -       $ 32,433

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

In December 2003, Financial Accounting Standards Board Interpretation ("FIN") No. 46R "Consolidation of Variable Interest Entities" was issued as a modification of FIN 46. FIN 46R, which became effective in the first quarter of 2004, clarifies the methodology for determining whether an entity is a variable interest entity ("VIE") and the methodology for assessing who is the primary beneficiary of a VIE. Under FIN 46R, only the primary beneficiary of a VIE may consolidate the VIE. We have historically consolidated our five existing CBO transactions (the "CBO Entities") because we own the entire equity interest in each of them, representing a substantial portion of their capitalization, and we control the management and resolution of their assets.

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

We have determined that certain of the CBO Entities are VIEs and that we are the primary beneficiary of each of these VIEs and will therefore continue to consolidate them. We have also determined that the application of FIN 46R did not result in a change in our accounting for any other entities. We will continue to analyze future CBO entities, as well as other investments, pursuant to the requirements of FIN 46R. These analyses require considerable judgment in determining the primary beneficiary of a VIE since they involve subjective probability weighting of subjectively determined possible cash flow scenarios. The result could be the consolidation of an entity acquired or formed in the future that would otherwise not have been consolidated or the non-consolidation of such an entity that would otherwise have been consolidated.

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

We purchase, directly and indirectly, real estate related and residential mortgage loans to be held for investment. We must periodically evaluate each of these loans for possible impairment. Impairment is indicated when it is deemed probable that we will be unable to collect all amounts due according to the contractual terms of the loan. Upon determination of impairment, we would establish a specific valuation allowance with a corresponding charge to earnings. Significant judgment is required both in determining impairment and in estimating the resulting loss allowance. In 2003, a loss allowance of $0.1 million was recorded with respect to the residential mortgage loans in our portfolio. No other loan impairments have been recorded to date.

Income on these loans is recognized similarly to that on our securities and is subject to similar uncertainties and contingencies.

We own operating real estate held for investment. We review our operating real estate for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Upon determination of impairment, we would record a write-down of the asset, which would be charged to earnings. Significant judgment is required both in determining impairment and in estimating the resulting write-down. To date, we have determined that no write-downs have been necessary on the operating real estate in our portfolio. In addition, when operating real estate is classified as held for sale, it must be recorded at the lower of its carrying amount or fair value less costs of sale. Significant judgment is required in determining the fair value of such properties. At March 31, 2004, we have six properties classified as held for sale on which an aggregate loss of approximately $1.5 million was recorded in adjusting them to fair value in 2003.

RESULTS OF OPERATIONS

The following table summarizes the changes in our results of operations from period to period (dollars in thousands):

                                         Period to Period           Period to Period
                                             Increase                Percent Change
                                         Three Months Ended        Three Months Ended
                                        March 31, 2004/2003        March 31, 2004/2003        Explanation
                                        -------------------        -------------------        -----------
Interest Income                               24,001                      95.9%                    (A)
Rental and escalation income                     884                      18.0%                    (B)
Gain on settlement of investments              2,645                     106.2%                    (C)

Interest expense                              15,062                     104.9%                    (A)
Property operating expense                        39                       1.7%                    (B)
Loan and security servicing expense              380                      94.5%                    (A)
General and administrative expense               368                      44.3%                    (D)
Management fee to affiliate                    1,092                      83.7%                    (E)
Incentive compensation to affiliate            1,044                      78.5%                    (E)
Depreciation and amortization                     97                      21.3%                    (B)

Equity in earnings of unconsolidated
  subsidiaries                                 1,223                       N/A                     (F)
Income from continuing operations             10,673                      93.6%

(A) Changes in interest income and expense are primarily due to our acquisition of portfolios of interest bearing assets and related financings, as follows:

                                                   Period to Period Increase
                                        ----------------------------------------------
                                         Interest Income            Interest Expense
                                        -------------------        -------------------
                                        Three Months Ended         Three Months Ended
                                        March 31, 2004/2003        March 31, 2004/2003
                                        -------------------        -------------------
Real Estate Securities Portfolio III         $    4,428                 $   4,065
Real Estate Securities Portfolio IV               6,495                     4,122
Real Estate Securities Portfolio V                1,208                        49
Other real estate securities*                     3,885                     1,288
Real estate related loan #1                       1,409                       539
Real estate related loan #2                         428                       181
Residential Mortgage Loan Portfolio               1,947                       998
ICH CMO Loan Portfolio                            4,051                     3,517
Other                                               150                       303
                                             ----------                 ---------
                                             $   24,001                 $  15,062

         *Represents a portfolio of securities collateralized by first mortgage loans on manufactured housing units.

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

(D) The increases in general and administrative expense are primarily a result of our increased size resulting from our equity issuances during this period.

(E) The increase in management fees is a result of our increased size resulting from our equity issuances during this period. The increase in incentive compensation is primarily a result of our increased earnings.

(F) The increase in earnings from unconsolidated subsidiaries is primarily a result of our acquisition of an interest in an LLC which owns a portfolio of real estate related loans and of an interest in an LLC which owns a portfolio of convenience and retail gas stores.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments, and other general business needs. Additionally, to maintain our status as a REIT under the Internal Revenue Code, we must distribute annually at least 90% of our REIT taxable income. Our primary sources of funds for liquidity consist of net cash provided by operating activities, borrowings under loans and the issuance of debt and equity securities. Our loans and debt securities are generally secured directly by our investment assets. As of March 31, 2004, our real estate securities purchased in connection with our CBO financings as well as our Bell Canada portfolio and ICH CMO loans were securitized, while our LIV portfolio, our residential mortgage loan portfolio, several of our other real estate securities and two of our other real estate related loans served as collateral for loan obligations (including repurchase agreements).

We expect that our cash on hand and our cash flow provided by operations will satisfy our liquidity needs with respect to our current investment portfolio over the next twelve months. However, we currently expect to seek additional capital in order to grow our investment portfolio. We have an effective shelf registration statement with the SEC which allows us to issue various types of securities, such as common stock, preferred stock, depository shares, debt securities and warrants, from time to time, up to an aggregate of $750 million, of which approximately $588 million remains available as of March 31, 2004.

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

We expect to meet our short-term liquidity requirements generally through our cash flow provided by operations, as well as investment specific borrowings. In addition, at March 31, 2004 we had an unrestricted cash balance of $56.3 million. Our cash flow provided by operations differs from our net income due to four primary factors: (i) accretion of discount or premium on our real estate securities and loans, discount on our debt obligations, deferred financing costs and interest rate cap premiums, and deferred hedge gains and losses, (ii) gains and losses, (iii) depreciation of our operating real estate, and (iv) straight-lined rental income. Proceeds from the sale of real estate securities which serve as collateral for our CBO financings, including gains thereon, are required to be retained in the CBO structure until the related bonds are retired and are therefore not available to fund current cash needs.

Our real estate securities are generally financed long-term and their credit status is continuously monitored; therefore, these investments are expected to generate a generally stable current return, subject to interest rate fluctuations. Our operating real estate is also financed long-term and primarily leased to credit tenants with long-term leases and is therefore expected to generate generally stable current cash flows. However, the primary tenant of one of the office buildings in our Bell Canada portfolio vacated in March 2004. See "Quantitative and Qualitative Disclosures About Market Risk -- Interest Rate Exposure" below.

With respect to our operating real estate, we expect to incur expenditures approximately $3.0 million relating to tenant improvements, in connection with the inception of leases, and capital expenditures during the twelve months ending March 31, 2005.

Debt Obligations

The following tables present certain information regarding our debt obligations as of March 31, 2004 (unaudited) (dollars in thousands):

                                                              Unhedged Weighted
                                                               Average Funding     Final Stated  Weighted Average  Weighted Average
                                Carrying Amount  Face Amount        Cost             Maturity    Funding Cost (A)  Maturity (Years)
                                ---------------  -----------  -----------------    ------------  ----------------  ----------------
CBO Bonds Payable

CBO I                           $       432,442  $   437,500      3.74% (B)          July 2038         4.81%             4.42
CBO II                                  439,979      444,000      2.87% (B)          April 2037        6.02%             6.21
CBO III                                 467,453      472,000      2.38% (B)          March 2038        3.99%             8.33
CBO IV                                  454,685      460,000      1.98% (B)          Sept. 2038        3.57%             8.09
CBO V                                   409,628      414,000      2.00% (B)          March 2039        3.06%             7.74
                                ---------------  -----------                                           ----              ----
                                      2,204,187    2,227,500                                           4.30%             6.98
                                ---------------  -----------                                           ----              ----
Other Bonds Payable

Bell Canada Securitization               38,725       39,350      7.02%              April 2012        7.02%             1.87
ICH CMO                                 214,655      214,655      6.53% (B)          August 2030       6.53%             4.16
                                ---------------  -----------                                           ----
                                        253,380      254,005                                           6.60%
                                ---------------  -----------                                           ----
Notes Payable

LIV Mortgage                             72,183       72,183      6.10%              Nov. 2006         6.10%             2.44
Real Estate Loan Financing #1            77,662       77,662      LIBOR+1.50%        Nov. 2006         2.60%             2.71
Real Estate Loan Financing #2            40,000       40,000      LIBOR+1.50%        Feb. 2007         2.59%             2.86
                                ---------------  -----------                                           ----
                                        189,845      189,845                                           3.93%
                                ---------------  -----------                                           ----
Repurchase Agreements

Residential Mortgage Loans (C)          541,449      541,449      LIBOR+0.41%        March 2005        1.50%             1.01
MH Securities (D)                       126,291      126,291      LIBOR+0.65%        June 2004         4.05%             0.25
Other Securities                         40,895       40,895      LIBOR+0.61%        One Month         2.81%             0.08
                                ---------------  -----------                                           ----
                                        708,635      708,635                                           2.03%
                                ---------------  -----------                                           ----
Total debt obligations          $     3,356,047  $ 3,379,985                                           3.97%
                                ===============  ===========                                           ====

(A)      Including the effect of applicable hedges.

(B)      Weighted average, including floating and fixed rate classes.

(C)      The counterparty on this repo is Bear Stearns Mortgage Capital
         Corporation.

(D)      The counterparty on this repo is Greenwich Capital Management Inc.

                                                                                         Face
                                                                                         Amount                            Initial
                                    Month                                              of Floating          Hedges          Hedge
                                    Issued                  Collateral                  Rate Debt         Purchased         Cost
                                --------------  ------------------------------------  ------------   -------------------  ---------
CBO Bonds Payable

CBO I                           July 1999       Real Estate Securities-Portfolio I    $    342,500   Two swaps, two caps  $  15,400
CBO II                          April 2002      Real Estate Securities-Portfolio II        372,000   One swap, one cap        1,200
CBO III                         March 2003      Real Estate Securities-Portfolio III       427,800   One swap, one cap        1,300
CBO IV                          September 2003  Real Estate Securities-Portfolio IV        442,500   One swap, one cap        3,100
CBO V                           March 2004      Real Estate Securities-Portfolio V         382,750   One swap                     -

Other Bonds Payable
                                                Operating Real Estate-Bell Canada
Bell Canada Securitization (B)  April 2002      portfolio                                     None   None                      N/A

ICH CMO                         See Below       Real Estate Related Loans-ICH CMO            5,959   None                      N/A

Notes Payable

LIV Mortgage (C)                November 2002   Operating Real Estate-LIV Portfolio           None   None                      N/A
                                                Real estate related loan-
Real Estate Loan Financing #1   November 2003   The Newkirk Group                           77,662   None (A)                  N/A
Real Estate Loan Financing #2   February 2004   Real estate related loan-public REIT        40,000   None (A)                  N/A

Repurchase Agreements

Residential Mortgage Loans      Rolling         Residential mortgage loan portfolio        541,449   None (A)                  N/A
MH Securities                   Rolling         Other Securities-MH securities             126,291   Nine swaps                N/A
Other Securities                Rolling         Other Securities                            40,895   Two swaps                 N/A

(A)      Asset bears floating rate.

(B)      Denominated in Canadian dollars.

(C)      Denominated in Euros.

Our long-term debt obligations existing at March 31, 2004 (gross of $23.9 million of discounts) are expected to mature as follows (unaudited) (in millions):

Period from April 1, 2004 through December 31, 2004           $    177,195
2005                                                               548,657
2006                                                               135,638
2007                                                                40,000
2008                                                                     -
2009                                                                     -
Thereafter                                                       2,478,495
                                                               -----------
Total                                                          $ 3,379,985
                                                               ===========

In connection with the sale of two classes of CBO I bonds, we entered into two interest rate swaps and three interest rate cap agreements that do not qualify for hedge accounting.

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

One class of the CBO IV bonds, the $395.0 million face amount of Class I-MM bonds, was issued subject to remarketing procedures and related agreements whereby such bonds are remarketed and sold on a periodic basis. The Class I-MM bonds are fully insured by a third party with respect to the timely payment of interest and principal thereon.

In October 2003, we entered into an agreement with a major financial institution for the right to purchase commercial mortgage backed securities, senior unsecured REIT debt, real estate loans and asset backed securities (the "Portfolio V Collateral") for our next real estate securities portfolio. The agreement was treated as a non-hedge derivative for accounting purposes and was therefore marked-to-market through current income; a gain of approximately $1.1 million has been recorded during the three months ended March 31, 2004. In March 2004, we completed our fifth CBO financing, CBO V, whereby the Portfolio V Collateral was purchased by a consolidated subsidiary which issued $414.0 million face amount of investment grade senior bonds and $36.0 million face amount of non-investment grade subordinated bonds, which were retained by us, in a private placement.

In October 2003, pursuant to FIN 46 "Consolidation of Variable Interest Entities," we consolidated an entity which holds a portfolio of commercial mortgage loans which has been securitized. This investment, which we refer to as the ICH CMO, was previously treated as a non-consolidated residual interest in such securitization. We exercise no control over the management or resolution of these assets and our residual investment in this entity was recorded at $2.9 million prior to its consolidation. The primary effect of the consolidation is the requirement that we reflect the gross loan assets and gross bonds payable of this entity in our financial statements.

Other

In March 2004, we purchased a 49% interest in a $153 million portfolio of approximately 200 convenience and retail gas stores located in ten states throughout the southeastern and southwestern regions of the U.S. The properties are subject to a sale-leaseback arrangement under long-term triple net leases with a 15 year minimum term. We structured this transaction through a joint venture, in which we invested approximately $26.8 million of equity, with an affiliate of the Manager on equal terms. The investment is reflected as an investment in an unconsolidated subsidiary and is included in the operating real estate segment.

Stockholders' Equity

Common Stock

The following table summarizes information regarding our common stock offerings since December 31, 2003:

                        Shares Issued           Price to Public            Net Proceeds           Options Granted
    Date                  (millions)               per Share                (millions)               to Manager
------------            -------------           ---------------            ------------           ---------------
January 2004                 3.3                     $26.30                    $85.8                   330,000

At March 31, 2004, we had 34,711,833 shares of common stock outstanding.

During and after the first quarter of 2004, the Manager assigned, for no value, a total of approximately 0.7 million of its options for Newcastle's common stock to certain of the Manager's employees, of which approximately 0.1 million were immediately exercised. As of May 7, 2003, our outstanding options are summarized as follows:

Held by the Manager                              1,072,525
Issued to the Manager and subsequently
  transferred to certain of the Manager's
  employees                                        638,702
Held by directors                                   13,500
                                                 ---------
Total                                            1,724,727
                                                 =========

After the above mentioned option exercise, we had 34,781,833 shares of common stock outstanding.

Preferred Stock

In March 2003, we issued 2.5 million shares of 9.75% Series B Cumulative Redeemable Preferred Stock (the "Series B Preferred"). The Series B Preferred has a $25 liquidation preference, no maturity date and no mandatory redemption. We have the option to redeem the Series B Preferred beginning in March 2008.

Other Comprehensive Income

During the three months ended March 31, 2004, our accumulated other comprehensive income increased due to the following factors (in thousands):

Accumulated other comprehensive income, December 31, 2003              $   39,413
Unrealized gain on securities                                              56,386
Realized (gain) on securities: reclassification adjustment                 (4,151)
Foreign currency translation                                                 (305)
Unrealized (loss) on derivatives designated as cash flow hedges           (33,577)
                                                                       ----------
Accumulated other comprehensive income, March 31, 2004                 $   57,766
                                                                       ==========

Our book equity changes as our real estate securities portfolio and derivatives are marked-to-market each quarter, among other factors. The primary causes of mark-to-market changes are changes in interest rates and credit spreads. During the period, the combination of tightening credit spreads and sustained low interest rates has resulted in a net increase in unrealized gains on our real estate securities portfolio. In an environment of widening credit spreads and increasing interest rates, we believe our new investment activities would benefit. While such an environment would likely result in a decrease in the fair value of our existing securities portfolio and therefore reduce our book equity and ability to realize gains on such existing securities, it would not directly affect our earnings or our cash flow or our ability to pay a dividend.

In addition, the slight strengthening of the U.S. dollar against both the Canadian dollar and the Euro has resulted in a decrease in unrealized gains on our Canadian and Belgian operating real estate.

Common Dividends Paid

Declared for the Period Ended           Paid          Amount Per Share
-----------------------------      --------------     ----------------
       March 31, 2004              April 26, 2004           $0.60

Cash Flow

Net cash flow provided by operating activities decreased from $4.1 million for the three months ended March 31, 2003 to $2.4 million for the three months ended March 31, 2004. This change resulted from the acquisition and settlement of our investments as described above.

Investing activities (used) ($508.0 million) and ($529.1 million) during the three months ended March 31, 2004 and 2003, respectively. Investing activities consisted primarily of investments made in certain real estate securities and other real estate related assets, net of proceeds from the sale or settlement of investments.

Financing activities provided $501.5 million and $555.3 million during the three months ended March 31, 2004 and 2003, respectively. The equity issuances, borrowings and debt issuances described above served as the primary sources of cash flow from financing activities. Offsetting uses included the payment of related deferred financing costs (including the purchase of hedging instruments), the payment of dividends, and the repayment of debt as described above.

See the consolidated statements of cash flows included in our consolidated financial statements included herein for a reconciliation of our cash position for the periods described herein.

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

Our real estate securities portfolio is diversified by asset type, industry, location and issuer. We expect that this diversification also helps to minimize the risk of capital loss. At March 31, 2004, our real estate securities which serve as collateral for our CBO financings had an overall weighted average credit rating of approximately BBB-, and approximately 72.9% of these securities had an investment grade rating (BBB- or higher). Our residential mortgage loan portfolio is characterized by high credit quality borrowers with a weighted average FICO score of 721 at origination. At March 31, 2004, if our residential mortgage loans were held in securitized form, over 90% of the principal balance would be rate AAA.

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

Furthermore, shifts in the U.S. Treasury yield curve, which represents the market's expectations of future interest rates, would also affect the yield required on our real estate securities and therefore their value. This would have similar effects on our real estate securities portfolio and our financial position and operations to a change in spreads.

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

In addition, we generally match-fund interest rates with like-kind debt (i.e., fixed rate assets are financed with fixed rate debt and floating rates assets are financed with floating rate debt), directly or through the use of interest rate swaps, caps, or other financial instruments, or through a combination of these strategies, which allows us to reduce the impact of changing interest rates on our earnings. Our financing strategy is dependent on our ability to place the match-funded debt we use to finance our real estate securities at spreads that provide a positive net spread. If spreads for CBO liabilities (i.e., bonds issued by CBOs) widen or if demand for such liabilities ceases to exist, then our ability to execute future CBO financings will be severely restricted. See "Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Exposure" below.

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

Our loan portfolios are also subject to spread risk. Our floating rate loans are valued based on a market credit spread to LIBOR. The value of the loans is dependent upon the yield demanded by the market based on their credit relative to LIBOR. The value of our floating rate loans would tend to decline should the market require a higher yield on such loans, resulting in the use of a higher spread over the benchmark rate (usually the applicable LIBOR yield). Our fixed rate loans are valued based on a market credit spread over U.S. Treasuries and are effected similarly by changes in U.S. Treasury spreads. If the value of our loans subject to repurchase agreements were to decline, it could affect our ability to refinance such loans upon the maturity of the related repurchase agreements.

Any credit or spread losses incurred with respect to our loan portfolios would effect us in the same way as similar losses on our real estate securities portfolio as described above, except that our loan portfolios are not marked to market.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2004, we had the following material off-balance sheet arrangement:

         - A guarantee of certain payments under an interest rate swap which may be entered into in 2007 in connection with the securitization of the Bell Canada portfolio, if the bonds are not fully repaid by such date. We believe the fair value of this guarantee is negligible at March 31, 2004. At this time, we do not anticipate a substantial risk of incurring a loss with respect to this arrangement.

CONTRACTUAL OBLIGATIONS

During the first quarter of 2004, we had all of the material contractual obligations referred to in our annual report on Form 10-K for the year ended December 31, 2003, as well as the following:

Contract Category                         Change
CBO bond payable                          CBO V was issued.
Interest rate swaps, treated as hedges    The floating rate CBO V bonds and certain repurchase
                                          agreements were hedged with interest rate swaps.

The terms of these contracts are described under "Quantitative and Qualitative Disclosures About Market Risk" below.

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

Funds from Operations (FFO), is calculated as follows (unaudited) (in thousands):

                                                        For the Three
                                                        Months Ended
                                                       March 31, 2004
                                                       --------------
Income available for common stockholders                  $  20,328
Operating real estate depreciation                              582
                                                          ---------
Funds from Operations (FFO)                               $  20,910
                                                          =========

Funds from Operations was derived from the Company's segments as follows (unaudited) (in thousands):

                                                                 Average Invested Common
                                                                   Equity for the Three     FFO for the Three
                                             Book Equity at            Months Ended            Months Ended     Return on Common
                                             March 31, 2004         March 31, 2004 (2)        March 31, 2004    Equity (ROE) (3)
                                             --------------      -----------------------    -----------------   ----------------
Real estate and other securities              $    414,741             $  379,369              $      21,935          23.1%
Real estate related loans                           59,982                 58,935                      2,894          19.6%
Operating real estate                               62,522                 39,509                      1,818          18.4%
Residential mortgage loans                          29,374                 29,648                      1,533          20.7%
Unallocated (1)                                    (32,817)                 8,936                     (7,270)          N/A
                                              ------------             ----------              -------------          ----
Total (2)                                          533,802             $  516,397              $      20,910          16.2%
                                                                       ==========              =============          ====
Preferred stock                                     62,500
Accumulated depreciation                           (10,567)
Accumulated other comprehensive income              57,766
                                              ------------
Net book equity                               $    643,501
                                              ============

(1) Unallocated FFO represents ($1,523) of preferred dividends and ($5,747) of corporate general and administrative expense, management fees and incentive compensation for the three months ended March 31, 2004.

(2) Invested common equity is equal to book equity gross of preferred stock, accumulated depreciation and accumulated other comprehensive income.

(3)      FFO divided by average invested common equity, annualized.

RELATED PARTY TRANSACTIONS

In January 2004, we purchased from an underwriter $31.5 million face amount of B and BB rated securities of Global Signal Trust I, a special purpose vehicle established by Global Signal Inc., at a price resulting in a weighted average yield of approximately 9.00%. Two of our directors are the CEO and President of Global Signal, Inc., respectively. A private equity fund managed by an affiliate of our manager owns a significant portion of Global Signal Inc.'s common stock; our manager receives from this private equity fund, in addition to management fees, incentive compensation if the fund's aggregate investment returns exceed certain thresholds. Pursuant to this underwritten 144A offering, approximately $418.0 million of Global Signal Trust I securities were issued in 7 classes, rated AAA through B, of which the B and BB classes constituted $73.0 million. The balance of the B and BB securities were sold on identical terms to a private investment fund managed by an affiliate of our manager and to a large third party mutual fund complex; our manager receives from this private investment fund, in addition to management fees, incentive compensation if the fund's aggregate investment returns exceed certain thresholds. The proceeds of the 144A offering were utilized by Global Signal Inc. to repay an existing credit facility, to pay an extraordinary dividend of approximately $140 million to its stockholders of which approximately $67 million was paid to the above-referenced private equity fund, and for general working capital purposes.

In March 2004, we and a private investment fund managed by an affiliate of our manager co-invested and each indirectly own an approximately 49% interest in a limited liability company that has acquired, in a sale-leaseback transaction, approximately 200 properties from a public company for a purchase price of approximately $153 million. The properties are subject to a number of master leases, the initial term of which in each case is a minimum of 15 years. This investment was financed with debt at the limited liability company level and our investment in this entity, reflected as an investment in an unconsolidated subsidiary on our consolidated balance sheet, was approximately $26.8 million as of the date of acquisition. Our manager receives from the affiliated private investment fund with which we co-invested, in addition to management fees, incentivecompensation if the fund's aggregate investment returns exceed certain thresholds.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the exposure to loss resulting from changes in interest rates, credit spreads, foreign currency exchange rates, commodity prices and equity prices. The primary market risks that we are exposed to are interest rate risk, credit spread risk and foreign currency exchange rate risk. These risks are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. All of our market risk sensitive assets, liabilities and related derivative positions are for non-trading purposes only. For a further understanding of how market risk may affect our financial position or operating results, please refer to the "Application of Critical Accounting Policies" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations."

INTEREST RATE EXPOSURE

Our primary interest rate exposures relate to our real estate securities, loans and floating rate debt obligations, as well as our interest rate swaps and caps. Changes in the general level of interest rates can effect our net interest income, which is the difference between the interest income earned on interest-earning assets and the interest expense incurred in connection with our interest-bearing liabilities. Changes in the level of interest rates also can affect, among other things, our ability to acquire real estate securities and loans, the value of our real estate securities and loans, and our ability to realize gains from the settlement of such assets.

While we have not experienced any significant credit losses, in the event of a significant rising interest rate environment and/or economic downturn, loan and collateral defaults may increase and result in credit losses that would adversely affect our liquidity and operating results.

Our general financing strategy focuses on the use of match-funded structures. This means that we seek to match the maturities of our debt obligations with the maturities of our investments to minimize the risk that we have to refinance our liabilities prior to the maturities of our assets, and to reduce the impact of changing interest rates on earnings. In addition, we generally match-fund interest rates on our investments with like-kind debt (i.e., fixed rate assets are financed with fixed rate debt and floating rate assets are financed with floating rate debt), directly or through the use of interest rate swaps, caps, or other financial instruments, or through a combination of these strategies, which allows us to reduce the impact of changing interest rates on our earnings.

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

While our strategy is to utilize interest rate swaps, caps and match-funded financings in order to limit the effects of changes in interest rates on our operations, there can be no assurance that our profitability will not be adversely affected during any period as a result of changing interest rates. As of March 31, 2004, an immediate 100 basis point increase in interest rates would effect our earnings by no more than $1.2 million per annum.

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

Interest rate changes may also impact our net book value as our real estate securities and related hedge derivatives are marked-to-market each quarter. Our loan investments and debt obligations are not marked-to-market. Generally, as interest rates increase, the value of our fixed rate securities, such as CMBS, decreases and as interest rates decrease, the value of such securities will increase. We seek to hedge changes in value attributable to changes in interest rates by entering into interest rate swaps and other derivative instruments. In general, we would expect that over time, decreases in the value of our real estate securities portfolio attributable to interest rate changes will be offset to some degree by increases in the value of our swaps, and vice versa. However, the relationship between spreads on securities and spreads on swaps may vary from time to time, resulting in a net aggregate book value increase or decline. Our real estate securities portfolio is largely financed to maturity through long-term CBO financings that are not redeemable as a result of book value changes. Accordingly, unless there is a material impairment in value that would result in a payment not being received on a security, changes in the book value of our real estate securities portfolio will not directly affect our recurring earnings or our ability to pay a dividend. As of March 31, 2004, an immediate 100 basis point increase in interest rates would impact our net book value by approximately $36.6 million. Such a change in net book value would not directly affect our earnings or cash flow.

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

Our loan portfolios are also subject to spread risk. Our floating rate loans are valued based on a market credit spread to LIBOR. The value of the loans is dependent upon the yield demanded by the market based on their credit relative to LIBOR. The value of our floating rate loans would tend to decline should the market require a higher yield on such loans, resulting in the use of a higher spread over the benchmark rate (usually the applicable LIBOR yield). Our fixed rate loans are valued based on a market credit spread over U.S. Treasuries and are effect similarly by changes in U.S. Treasury spreads. If the value of our loans subject to repurchase agreements were to decline, it could affect our ability to refinance such loans upon the maturity of the related repurchase agreements.

Any decreases in the value of our loan portfolios due to spread changes would effect us in the same way as similar changes to our real estate securities portfolio as described above, except that our loan portfolios are not marked to market.

As of March 31, 2004, an immediate 25 basis point movement in credit spreads would impact our net book value by approximately $33.1 million, but would not directly affect our earnings or cash flow.

CURRENCY RATE EXPOSURE

Our primary foreign currency exchange rate exposures relate to our operating real estate and related leases. Our principal direct currency exposures are to the Euro and the Canadian Dollar. Changes in the currency rates can adversely impact the fair values and earnings streams of our non-U.S. holdings. We have attempted to mitigate this impact in part by utilizing local currency-denominated financing on our foreign investments to partially hedge, in effect, these assets.

We have material investments in the LIV portfolio and the Bell Canada portfolio. These properties are financed utilizing debt denominated in their respective local currencies (the Euro and the Canadian Dollar). The net equity invested in these portfolios at March 31, 2004, approximately $5.2 million and $21.4 million, respectively, is exposed to foreign currency exchange risk.

FAIR VALUES

For certain of our financial instruments, fair values are not readily available since there are no active trading markets as characterized by current exchanges between willing parties. Accordingly, fair values can only be derived or estimated for these instruments using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated future cash flows is inherently subjective and imprecise. We note that minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values, and that the fair values reflected below are indicative of the interest rate, credit spread and currency rate environments as of March 31, 2004 and do not take into consideration the effects of subsequent interest rate, credit spread or currency rate fluctuations.

We note that the values of our investments in real estate securities and in derivative instruments, primarily interest rate hedges on our debt obligations, are sensitive to changes in market interest rates, interest rate spreads, credit spreads and other market factors. The value of these investments can vary, and has varied, materially from period to period.

Interest Rate Risk

We held the following interest rate risk sensitive instruments at March 31, 2004 (unaudited) (dollars in thousands):

                                                  Carrying   Principal Balance or   Weighted Average    Maturity
                                                   Amount       Notional Amount    Yield/Funding Cost     Date       Fair Value
                                                -----------  --------------------  ------------------   --------    -----------
ASSETS:

Real estate securities, available for sale (A)  $ 2,598,620      $  2,502,786             6.14%            (A)      $2,598,620
Other securities, available for sale (B)            252,642           272,725             9.03%            (B)         252,642
Real estate related loans (C)                       384,262           386,735             6.87%            (C)         412,755
Residential mortgage loans (D)                      569,621           562,190             2.93%            (D)         569,621
Interest rate caps, treated as hedges (E)             6,210           612,397              N/A             (E)           6,210

LIABILITIES:

CBO bonds payable (F)                             2,204,187         2,227,500             4.30%            (F)       2,255,863
Other bonds payable (G)                             253,380           254,005             6.60%            (G)         277,200
Notes payable (H)                                   189,845           189,845             3.93%            (H)         190,579
Repurchase agreements (I)                           708,635           708,635             2.03%            (I)         708,635
Interest rate swaps, treated as hedges (J)           59,750         1,429,166              N/A             (J)          59,750
Non-hedge derivative obligations (K)                  1,215                (K)             N/A             (K)           1,215

(A) These securities serve as collateral for our CBO financings and contain various terms, including floating and fixed rates, self-amortizing and interest only. Their weighted average maturity is 6.34 years. The fair value of these securities is estimated by obtaining third party broker quotations, if available and practicable, and counterparty quotations.

(B) These securities have a weighted average maturity of 4.98 years. One of these securities represents a subordinate interest in a CMBS securitization, the balance represent asset backed securities and CMBS. The fair value of these securities is estimated by obtaining third party broker quotations, if available and practicable, and counterparty quotations. The fair value of the first security, for which a quoted market price is not readily available, is estimated by means of a price/yield analysis based on our expected disposition strategy for such asset.

(C)      Represents the following loan portfolios (dollars in thousands):

                               Loan     Carrying     Weighted Avg.   Weighted Average  Floating Rate Loans as a
           Name               Count      Amount         Yield           Maturity         % of Carrying Amount       Fair Value
---------------------------   -----    ----------    -------------   ----------------  -------------------------    ----------
ICH CMO Loans                  138     $  237,485       7.62%           4.32 years                2.5%              $  265,978

Real Estate Related Loan #1      1         96,777       5.71%           2.71 years              100.0%                  96,777
Real Estate Related Loan #2      1         50,000       5.59%           2.86 years              100.0%                  50,000
                                       ----------       ----                                                        ----------
                                       $  384,262       6.87%                                                       $  412,755
                                       ==========       ====                                                        ==========

         The ICH CMO loans were valued by discounting expected future receipts by a rate calculated based on current market conditions for comparable financial instruments, including market interest rates and credit spreads. The other loans bear floating rates of interest and we believe that, for similar financial instruments with comparable credit risks, their effective rates approximate market rates. Accordingly, the carrying amounts outstanding are believed to approximate fair value.

(D) This portfolio of residential mortgage loans bears a floating rate of interest and has a weighted maturity of 4.05 years. We believe that, for similar financial instruments with comparable credit risks, the effective rate on this portfolio approximates a market rate. Accordingly, the carrying amount of this portfolio is believed to approximate fair value.

(E)      Represents cap agreements as follows (dollars in thousands):

Notional Balance        Effective Date       Maturity Date           Capped Rate         Strike Rate        Fair Value
----------------        --------------      ---------------         -------------        -----------        ----------
  $ 266,389                Current             March 2009           1-Month LIBOR            6.50%            $ 1,888
    266,389                Current           December 2004          1-Month LIBOR            1.32%*               171
     18,000             January 2010          October 2015          3-Month LIBOR            8.00%                957
      8,619             December 2010          June 2015            3-Month LIBOR            7.00%              1,105
     53,000                May 2011          September 2015         1-Month LIBOR            7.50%              2,089
  ---------                                                                                                   -------
  $ 612,397                                                                                                   $ 6,210
  =========                                                                                                   =======

*up to 6.50%

         The fair value of these agreements is estimated by obtaining counterparty quotations.

(F) These bonds were valued by discounting expected future payments by a rate calculated based on current market conditions for comparable financial instruments, including market interest rates and credit spreads. The weighted average maturity of the CBO bonds payable is 6.98 years. The CBO bonds payable amortize principal prior to maturity based on collateral receipts, subject to reinvestment requirements.

(G) The Bell Canada Securitization was valued, in U.S. dollars at the period end exchange rate, by discounting expected future payments by a rate calculated by imputing a spread over a market index on the date of borrowing. It amortizes principal periodically with a balloon payment at maturity in April 2012. The ICH CMO bonds were valued by discounting expected future payments by a rate calculated based on current market conditions for comparable financial instruments, including market interest rates and credit spreads. They amortize principal prior to maturity based on collateral receipts and their final stated maturity is in June 2008.

(H) The LIV Mortgage was valued, in U.S. dollars at the period end exchange rate, by discounting expected future payments by a rate calculated by imputing a spread over a market index on the date of borrowing. It amortizes principal periodically with a balloon payment at maturity in November 2006. The real estate related loan #1 financing matures in November 2006, bears a floating rate of interest and amortizes principal based on collateral receipts. The real estate related loan #2 financing matures in February 2007, bears a floating rate of interest and amortizes principal based on collateral receipts. We believe that, for similar financial instruments with comparable credit risks, their effective rates approximate market rates. Accordingly, the carrying amounts outstanding are believed to approximate fair value.

(I) These agreements bear floating rates of interest and we believe that, for similar financial instruments with comparable credit risks, the effective rates approximate market rates. Accordingly, the carrying amounts outstanding are believed to approximate fair value. These agreements pay interest only prior to maturity and mature in one to twelve months.

(J)      Represents swap agreements as follows (dollars in the thousands):

Notional Balance         Effective Date      Maturity Date             Swapped Rate          Fixed Rate      Fair Value
----------------         --------------      -------------            --------------         ----------      ----------
 $   76,111                 Current             July 2005             1-Month LIBOR            6.1755%        $  2,553
    290,000                 Current            April 2011             3-Month LIBOR            5.9325%          39,590
    276,060                 Current            March 2013             3-Month LIBOR            3.8650%            (453)
    192,500                 Current            March 2015             1-Month LIBOR            4.8880%          13,544
    295,400              December 2004         March 2009             1-Month LIBOR*           3.1250%             911
    165,300                 Current            March 2014             3-Month LIBOR            3.9950%             408
     11,000                 Current          November 2008            1-Month LIBOR            3.5400%             256
      9,000                 Current            July 2018              1-Month LIBOR            4.8300%             344
      6,000                 Current          November 2018            1-Month LIBOR            4.4800%             206
     80,000                 Current           January 2009            1-Month LIBOR            3.6500%           2,113
      6,500                 Current           March 2009              1-Month LIBOR            3.3360%              68
     21,295                 Current          January 2009             1-Month LIBOR            3.2900%             210
 ----------                                                                                                   --------
 $1,429,166                                                                                                   $ 59,750
 ==========                                                                                                   ========

*up to 6.50%

         The fair value of these agreements is estimated by obtaining counterparty quotations.

(K) These are two essentially offsetting interest rate caps and two essentially offsetting interest rate swaps, each with notional amounts of $32.5 million, an interest rate cap with a notional balance of $17.5 million, and an interest rate cap with a notional balance of approximately $67.1 million. The maturity date of the purchased swap is July 2009; the maturity date of the sold swap is July 2014, the maturity date of the $32.5 million caps is July 2038, the maturity date of the $17.5 million cap is July 2009, and the maturity date of the $67.1 million cap is August 2004. They have been valued by reference to counterparty quotations.

Currency Rate Risk

We held the following currency rate risk sensitive balances at March 31, 2004 (unaudited) (U.S. dollars; in thousands, except exchange rates):

                                                                  Current
                               Carrying                        Exchange Rate  Effect of a 5% Negative   Effect of a 5% Negative
                              Amount (USD)   Local Currency        to USD       Change in Euro Rate       Change in CAD Rate
                              ------------   --------------    -------------  -----------------------   -----------------------
Assets:

 LIV portfolio                 $   76,215         Euro             0.81340      $     (3,811)                          N/A
 Bell Canada portfolio             53,443         CAD              1.30990               N/A                  $     (2,672)
 LIV other, net                     1,204         Euro             0.81340               (60)                          N/A
 Bell Canada other, net             6,659         CAD              1.30990               N/A                          (333)

Liabilities:

 LIV Mortgage                      72,183         Euro             0.81340             3,609                           N/A
 Bell Canada Securitization        38,725         CAD              1.30990               N/A                         1,936
                                                                                ------------                  ------------
 Total                                                                          $       (262)                 $     (1,069)
                                                                                ============                  ============

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On March 30, 2004, Newcastle CDO IV, Limited and Newcastle CDO IV Corp. issued $450.0 million face amount of collateralized bond obligations in a transaction exempt from the registration requirements of the Securities Act pursuant to Rule 144A and Regulation S thereunder to qualified institutional buyers and persons outside the United States.

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

     3.3 By-laws (incorporated by reference to the Registrant's Registration Statement on Form S-11 (File No. 333-90578), Exhibit 3.2).

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

(b) Reports on Form 8-K filed by the registrant during its fiscal quarter ended March 31, 2004:

Form 8-K filed with the Securities and Exchange Commission on February 12, 2004, regarding the Registrant's results of operations for the year ended December 31, 2003.

Form 8-K filed with the Securities and Exchange Commission on January 8, 2004, regarding the Registrant's issuance and sale of 3,300,000 shares of its common stock.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                           NEWCASTLE INVESTMENT CORP.
                                  (REGISTRANT)

                                             By: /s/ Wesley R. Edens
                                                 ------------------------
                                                 Wesley R. Edens
                                                 Chairman of the Board
                                                 Chief Executive Officer
                                                    Date: May 7, 2004

                                             By: /s/ Debra A. Hess
                                                 ------------------------
                                                 Debra A. Hess
                                                 Chief Financial Officer
                                                    Date: May 7, 2004