Form 10-Q
period 2004-06-30
NEWCASTLE INVESTMENT CORP
filed 2004-08-09
CIK 1175483

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

                                       or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    -----------------------

                        Commission File Number: 001-31458

                           NEWCASTLE INVESTMENT CORP.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Maryland                                       81-0559116
-------------------------------             -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

    1251 Avenue of the Americas, New York, NY              10020
    -----------------------------------------              -----
    (Address of principal executive offices)             (Zip Code)

                                    (212) 798-6100
               ---------------------------------------------------
              (Registrant's telephone number, including area code)

    -------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

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

COMMON STOCK, $0.01 PAR VALUE PER SHARE: 38,234,481 SHARES OUTSTANDING AS OF AUGUST 9, 2004.

                           NEWCASTLE INVESTMENT CORP.
                                    FORM 10-Q

                                      INDEX

                                                                                                                         PAGE
                                                                                                                         ----
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheets as of June 30, 2004 (unaudited) and December 31, 2003                                  1

        Consolidated Statements of Income (unaudited) for the three and six months ended June 30, 2004 and 2003            2

        Consolidated Statements of Stockholders' Equity (unaudited) for the six months ended June 30, 2004 and 2003        3

        Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2004 and 2003                  4

        Notes to Consolidated Financial Statements (unaudited)                                                             6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations                              13

Item 3. Quantitative and Qualitative Disclosures About Market Risk                                                         25

Item 4. Controls and Procedures                                                                                            30


PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                                                                  31

Item 2. Changes in Securities and Use of Proceeds                                                                          31

Item 3. Defaults upon Senior Securities                                                                                    31

Item 4. Submission of Matters to a Vote of Security Holders                                                                31

Item 5. Other Information                                                                                                  31

Item 6. Exhibits and Reports on Form 8-K                                                                                   32

SIGNATURES                                                                                                                 33

                              CAUTIONARY STATEMENTS

The information contained in this quarterly report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our company. We urge you to carefully review and consider the various disclosures made by us in this report and in our other filings with the Securities and Exchange Commission ("SEC"), including our annual report on Form 10-K for the year ended December 31, 2003, that discuss our business in greater detail.

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

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

                                                                                JUNE 30, 2004
                                                                                 (UNAUDITED)       DECEMBER 31, 2003
                                                                                 -----------       -----------------
ASSETS
  Real estate securities, available for sale                                     $ 2,510,159          $ 2,089,712
  Real estate securities portfolio deposit                                            18,741               19,541
  Other securities, available for sale                                               239,292              221,577
  Real estate related loans, net                                                     378,377              341,193
  Investments in unconsolidated subsidiaries                                          52,358               30,640
  Operating real estate, net                                                          88,008              102,995
  Real estate held for sale                                                           11,119               29,404
  Residential mortgage loans, net                                                    674,149              586,237
  Cash and cash equivalents                                                          131,435               60,403
  Restricted cash                                                                     14,422               13,132
  Deferred costs, net                                                                  7,751               10,304
  Derivative assets                                                                    9,488                    -
  Receivables and other assets                                                        28,138               27,943
                                                                                 -----------          -----------
                                                                                 $ 4,163,437          $ 3,533,081
                                                                                 ===========          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  CBO bonds payable                                                              $ 2,205,404          $ 1,793,533
  Other bonds payable                                                                248,339              260,674
  Notes payable                                                                      162,660              154,562
  Repurchase agreements                                                              806,102              715,783
  Derivative liabilities                                                                   -               32,457
  Dividends payable                                                                   23,956               16,703
  Due to affiliates                                                                    4,550                2,445
  Accrued expenses and other liabilities                                              11,168               17,561
                                                                                 -----------          -----------
                                                                                   3,462,179            2,993,718
                                                                                 -----------          -----------

STOCKHOLDERS' EQUITY
  Preferred stock, $0.01 par value, 100,000,000 shares authorized, 2,500,000 shares of Series B Cumulative Redeemable Preferred Stock, liquidation
   preference $25.00 per share, issued and outstanding                                62,500               62,500
  Common stock, $0.01 par value, 500,000,000 shares authorized, 38,234,481 and
   31,374,833 shares issued and outstanding at June 30, 2004 and
   December 31, 2003, respectively                                                       382                  314
  Additional paid-in capital                                                         626,112              451,806
  Dividends in excess of earnings                                                    (16,458)             (14,670)
  Accumulated other comprehensive income                                              28,722               39,413
                                                                                 -----------          -----------
                                                                                     701,258              539,363
                                                                                 -----------          -----------
                                                                                 $ 4,163,437          $ 3,533,081
                                                                                 ===========          ===========

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(dollars in thousands, except share data)

                                                                        THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                                       ----------------------------    ----------------------------
                                                                           2004            2003            2004            2003
                                                                       ------------    ------------    ------------    ------------
REVENUES
 Interest income                                                       $     56,142    $     30,805    $    105,172    $     55,834
 Rental and escalation income                                                 3,727           5,312           9,524          10,225
 Gain on settlement of investments                                            4,446           3,628           9,582           6,119
                                                                       ------------    ------------    ------------    ------------
                                                                             64,315          39,745         124,278          72,178
                                                                       ------------    ------------    ------------    ------------
EXPENSES
 Interest expense                                                            33,620          19,324          63,039          33,681
 Property operating expense                                                   1,806           2,203           4,197           4,555
 Loan and security servicing expense                                            861             521           1,643             923
 General and administrative expense                                           1,257             767           2,455           1,597
 Management fee to affiliate                                                  2,563           1,449           4,960           2,754
 Incentive compensation to affiliate                                          1,236           1,626           3,610           2,956
 Depreciation and amortization                                                  519             496           1,072             952
                                                                       ------------    ------------    ------------    ------------
                                                                             41,862          26,386          80,976          47,418
                                                                       ------------    ------------    ------------    ------------
Income before equity in earnings of unconsolidated subsidiaries              22,453          13,359          43,302          24,760
Equity in earnings of unconsolidated subsidiaries                             2,218            --             3,441               -
                                                                       ------------    ------------    ------------    ------------
Income from continuing operations                                            24,671          13,359          46,743          24,760
Income (loss) from discontinued operations                                   (1,496)             58          (1,717)           (240)
                                                                       ------------    ------------    ------------    ------------
NET INCOME                                                                   23,175          13,417          45,026          24,520
Preferred dividends                                                          (1,524)         (1,524)         (3,047)         (1,727)
                                                                       ------------    ------------    ------------    ------------
INCOME AVAILABLE FOR COMMON STOCKHOLDERS                               $     21,651    $     11,893    $     41,979    $     22,793
                                                                       ============    ============    ============    ============
NET INCOME PER SHARE OF COMMON STOCK
 BASIC                                                                 $       0.60    $       0.51    $       1.19    $       0.97
                                                                       ============    ============    ============    ============
 DILUTED                                                               $       0.59    $       0.50    $       1.17    $       0.96
                                                                       ============    ============    ============    ============
Income from continuing operations per share of common stock, after preferred dividends
 Basic                                                                 $       0.64    $       0.51    $       1.24    $       0.98
                                                                       ============    ============    ============    ============
 Diluted                                                               $       0.63    $       0.50    $       1.22    $       0.97
                                                                       ============    ============    ============    ============
Income (loss) from discontinued operations per share of common stock
 Basic                                                                 $      (0.04)   $       0.00    $      (0.05)   $      (0.01)
                                                                       ============    ============    ============    ============
 Diluted                                                               $      (0.04)   $       0.00    $      (0.05)   $      (0.01)
                                                                       ============    ============    ============    ============
WEIGHTED AVERAGE NUMBER OF SHARES OF
 COMMON STOCK OUTSTANDING
 BASIC                                                                   36,160,778      23,488,652      35,281,696      23,488,585
                                                                       ============    ============    ============    ============
 DILUTED                                                                 36,670,603      23,678,807      35,828,575      23,649,521
                                                                       ============    ============    ============    ============

DIVIDENDS DECLARED PER COMMON SHARE                                    $       0.60    $       0.50    $       1.20    $       0.95
                                                                       ============    ============    ============    ============

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
(dollars in thousands)


                                                                               PREFERRED STOCK            COMMON STOCK
                                                                           ----------------------   -----------------------
                                                                             SHARES       AMOUNT      SHARES      AMOUNT
                                                                           ---------   ----------   ----------   ----------
STOCKHOLDERS' EQUITY - DECEMBER 31, 2003                                   2,500,000   $   62,500   31,374,833   $      314
Dividends declared                                                                 -            -            -            -
Issuance of common stock                                                           -            -    6,750,000           67
Exercise of common stock options                                                   -            -      107,500            1
Issuance of common stock to directors                                              -            -        2,148            -
Comprehensive income:
 Net income                                                                        -            -            -            -
 Unrealized (loss) on securities                                                   -            -            -            -
 Reclassification of realized (gains) on securities into earnings                  -            -            -            -
 Foreign currency translation                                                      -            -            -            -
 Reclassification of realized foreign currency translation into earnings           -            -            -            -
 Unrealized gain on derivatives designated as cash flow hedges                     -            -            -            -
 Total comprehensive income
                                                                           ---------   ----------   ----------   ----------
STOCKHOLDERS' EQUITY - JUNE 30, 2004                                       2,500,000   $   62,500   38,234,481   $      382
                                                                           =========   ==========   ==========   ==========
STOCKHOLDERS' EQUITY - DECEMBER 31, 2002                                           -   $        -   23,488,517   $      235
Dividends declared                                                                 -            -            -            -
Issuance of preferred stock                                                2,500,000       62,500            -            -
Issuance of common stock to directors                                              -            -        1,540            -
Comprehensive income:
 Net income                                                                        -            -            -            -
 Unrealized gain on securities                                                     -            -            -            -
 Reclassification of realized (gains) on securities into earnings                  -            -            -            -
 Foreign currency translation                                                      -            -            -            -
 Unrealized (loss) on derivatives designated as cash flow hedges                   -            -            -            -
 Total comprehensive income
                                                                           ---------   ----------   ----------   ----------
STOCKHOLDERS' EQUITY - JUNE 30, 2003                                       2,500,000   $   62,500   23,490,057   $      235
                                                                           =========   ==========   ==========   ==========

                                                                                          DIVIDENDS      ACCUM.           TOTAL
                                                                            ADDITIONAL    IN EXCESS      OTHER            STOCK-
                                                                             PAID-IN         OF          COMP.           HOLDERS'
                                                                             CAPITAL      EARNINGS       INCOME           EQUITY
                                                                           ----------    ----------    ----------       ----------
STOCKHOLDERS' EQUITY - DECEMBER 31, 2003                                   $  451,806    $  (14,670)   $   39,413       $  539,363
Dividends declared                                                                  -       (46,814)            -          (46,814)
Issuance of common stock                                                      172,818             -             -          172,885
Exercise of common stock options                                                1,428             -             -            1,429
Issuance of common stock to directors                                              60             -             -               60
Comprehensive income:
 Net income                                                                         -        45,026             -           45,026
 Unrealized (loss) on securities                                                    -             -       (39,915)          39,915
 Reclassification of realized (gains) on securities into earnings                   -             -        (8,967)          (8,967)
 Foreign currency translation                                                       -             -          (414)            (414)
 Reclassification of realized foreign currency translation into earnings            -             -          (395)            (395)
 Unrealized gain on derivatives designated as cash flow hedges                      -             -        39,000           39,000
                                                                                                                        ----------
 Total comprehensive income                                                                                                 34,335
                                                                           ----------    ----------    ----------       ----------
STOCKHOLDERS' EQUITY - JUNE 30, 2004                                       $  626,112    $  (16,458)   $   28,722       $  701,258
                                                                           ==========    ==========    ==========       ==========
STOCKHOLDERS' EQUITY - DECEMBER 31, 2002                                   $  290,935    $  (13,966)   $    7,037       $  284,241
Dividends declared                                                                  -       (24,041)            -          (24,041)
Issuance of preferred stock                                                    (2,436)            -             -           60,064
Issuance of common stock to directors                                              30             -             -               30
Comprehensive income:
 Net income                                                                         -        24,520             -           24,520
 Unrealized gain on securities                                                      -             -        44,704           44,704
 Reclassification of realized (gains) on securities into earnings                   -             -        (6,198)          (6,198)
 Foreign currency translation                                                       -             -         4,009            4,009
 Unrealized (loss) on derivatives designated as cash flow hedges                    -             -       (14,074)         (14,074)
                                                                                                                        ----------
 Total comprehensive income                                                                                                 52,961
                                                                           ----------    ----------    ----------       ----------
STOCKHOLDERS' EQUITY - JUNE 30, 2003                                       $  288,529    $  (13,487)   $   35,478       $  373,255
                                                                           ==========    ==========    ==========       ==========

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
(dollars in thousands)

                                                                                      SIX MONTHS ENDED JUNE 30,
                                                                                      -------------------------
                                                                                         2004           2003
                                                                                      ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                                            $  45,026     $  24,520
 Adjustments to reconcile net income to net cash provided by operating activities
 (inclusive of amounts related to discontinued operations):
  Depreciation and amortization                                                            1,124         1,487
  Accretion of discount and other amortization                                              (972)       (2,344)
  Equity in earnings of unconsolidated subsidiaries                                       (3,441)            -
  Deferred rent                                                                             (922)         (713)
  Gain on settlement of investments                                                       (8,006)       (6,247)
  Unrealized gain on non-hedge derivatives                                                (1,281)       (1,471)
  Non-cash directors' compensation                                                            60            30

 Change in:
  Restricted cash                                                                         (1,626)         (792)
  Receivables and other assets                                                               440        (3,367)
  Due to affiliates                                                                        2,105           482
  Accrued expenses and other liabilities                                                  (6,171)        1,359
                                                                                       ---------     ---------
    Net cash provided by operating activities                                             26,336        12,944
                                                                                       ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of real estate securities                                                     (576,757)     (550,234)
 Proceeds from sale of real estate securities                                             96,860        68,269
 Deposit on real estate securities (treated as a derivative)                             (33,657)      (17,415)
 Purchase of other securities                                                            (40,913)      (48,678)
 Purchase of loans                                                                      (314,858)     (358,594)
 Repayments of loan and security principal                                               148,230        27,521
 Proceeds from settlement of loans                                                       123,595       162,554
 Purchase and improvement of operating real estate                                          (203)          (65)
 Proceeds from sale of operating real estate                                              27,460         5,139
 Contributions to unconsolidated subsidiaries                                            (26,788)            -
 Distributions from unconsolidated subsidiaries                                            8,511             -
 Payment of deferred costs                                                                  (278)            -
                                                                                       ---------     ---------
    Net cash used in investing activities                                               (588,798)     (711,503)
                                                                                       ---------     ---------

Continued on Page 5

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
(dollars in thousands)

                                                                                   SIX MONTHS ENDED JUNE 30,
                                                                                   -------------------------
                                                                                     2004         2003
                                                                                   ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
 Issuance of CBO bonds payable                                                       409,612      467,094
 Repayments of other bonds payable                                                   (11,320)      (3,029)
 Borrowings under notes payable                                                       40,000            -
 Repayments of notes payable                                                         (29,723)        (442)
 Borrowings under repurchase agreements                                              281,819      340,591
 Repayments of repurchase agreements                                                (191,500)    (167,197)
 Issuance of preferred stock                                                               -       62,500
 Costs related to issuance of preferred stock                                              -       (2,436)
 Issuance of common stock                                                            175,628            -
 Costs related to issuance of common stock                                            (2,743)           -
 Exercise of common stock options                                                      1,429            -
 Dividends paid                                                                      (39,561)     (20,441)
 Payment of deferred financing costs                                                    (147)      (2,396)
                                                                                   ---------    ---------

    Net cash provided by financing activities                                        633,494      674,244
                                                                                   ---------    ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  71,032      (24,315)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                        60,403       45,463
                                                                                   ---------    ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                           $ 131,435    $  21,148
                                                                                   =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for interest expense                                   $  61,122    $  34,097

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

 Common stock dividends declared but not paid                                      $  22,940    $  11,745
 Preferred stock dividends declared but not paid                                   $   1,016    $   1,016
 Deposit used in acquisition of real estate securities (treated as a derivative)   $  35,457    $  44,409

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2004
(dollars in tables in thousands, except per share data)

1. GENERAL

Newcastle Investment Corp. (and its subsidiaries, "Newcastle") is a Maryland corporation that was formed in June 2002. Newcastle conducts its business through four primary segments: (i) real estate securities, (ii) real estate related loans, (iii) operating real estate, and (iv) residential mortgage loans.

In October 2002, Newcastle sold 7.0 million shares of its common stock in a public offering (the "IPO") at a price to the public of $13.00 per share, for net proceeds of approximately $80.0 million. During 2003, Newcastle sold an aggregate of approximately 7.9 million shares of its common stock in two public offerings for net proceeds of approximately $163.3 million. During the first six months of 2004, Newcastle sold an aggregate of approximately 6.8 million shares of its common stock in two public offerings for net proceeds of approximately $172.9 million. Newcastle had 38,234,481 shares of common stock outstanding at June 30, 2004. Approximately 2.3 million shares of Newcastle's common stock were held by an affiliate of the Manager (as defined below) at June 30, 2004. In addition, an affiliate of the Manager held options to purchase approximately 1.4 million shares of Newcastle's common stock at June 30, 2004.

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

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2004 (dollars in tables in thousands, except per share data)

Summary financial data on Newcastle's segments is given below, together with a reconciliation to the same data for Newcastle as a whole:


                                                    Real Estate   Real Estate    Operating Real
                                                     Securities   Related Loans      Estate
                                                    -----------   ------------   --------------
June 30, 2004 and the Six Months then Ended
Gross revenues                                      $    92,239   $     13,857   $      9,538
Operating expenses                                         (573)           (14)        (4,414)
                                                    -----------   ------------   ------------
Operating income (loss)                                  91,666         13,843          5,124
Interest expense                                        (46,371)        (9,700)        (2,593)
Depreciation and amortization                                 -              -         (1,072)
Equity in earnings of unconsolidated subsidiaries             -          1,978          1,463
                                                    -----------   ------------   ------------
Income (loss) from continuing operations                 45,295          6,121          2,922
Income from discontinued operations                           -              -         (1,717)
                                                    -----------   ------------   ------------
Net Income (Loss)                                   $    45,295   $      6,121   $      1,205
                                                    ===========   ============   ============
Revenue derived from non-US sources:
  Canada                                            $         -   $          -   $      7,443
                                                    ===========   ============   ============
  Belgium                                           $         -   $          -   $      2,305
                                                    ===========   ============   ============
Total assets                                        $ 2,829,789   $    389,677   $    139,407
                                                    ===========   ============   ============
Long-lived assets outside the US:
  Canada                                            $         -   $          -   $     52,203
                                                    ===========   ============   ============
  Belgium                                           $         -   $          -   $     46,924
                                                    ===========   ============   ============
December 31, 2003
Total assets                                        $ 2,385,265   $    353,779   $    146,635
                                                    ===========   ============   ============
Long-lived assets outside the US:
  Canada                                            $         -   $          -   $     54,250
                                                    ===========   ============   ============
  Belgium                                           $         -   $          -   $     78,149
                                                    ===========   ============   ============
Three Months Ended June 30, 2004
Gross revenues                                      $    48,467   $      7,788   $      3,728
Operating expenses                                         (318)            (7)        (1,927)
                                                    -----------   ------------   ------------
Operating income (loss)                                  48,149          7,781          1,801
Interest expense                                        (24,789)        (5,463)        (1,126)
Depreciation and amortization                                 -              -           (519)
Equity in earnings of unconsolidated subsidiaries             -            909          1,309
                                                    -----------   ------------   ------------
Income (loss) from continuing operations                 23,360          3,227          1,465
Income from discontinued operations                           -              -         (1,496)
                                                    -----------   ------------   ------------
Net Income (Loss)                                   $    23,360   $      3,227   $        (31)
                                                    ===========   ============   ============
Revenue derived from non-US sources:
  Canada                                            $         -   $          -   $      2,739
                                                    ===========   ============   ============
  Belgium                                           $         -   $          -   $        331
                                                    ===========   ============   ============

                                                    Residential
                                                      Mortgage
                                                       Loans       Unallocated       Total
                                                    -----------    -----------    -----------
June 30, 2004 and the Six Months then Ended
Gross revenues                                      $     8,443    $       201    $   124,278
Operating expenses                                       (1,091)       (10,773)       (16,865)
                                                    -----------    -----------    -----------
Operating income (loss)                                   7,352        (10,572)       107,413
Interest expense                                         (4,375)             -        (63,039)
Depreciation and amortization                                 -              -         (1,072)
Equity in earnings of unconsolidated subsidiaries             -              -          3,441
                                                    -----------    -----------    -----------
Income (loss) from continuing operations                  2,977        (10,572)        46,743
Income from discontinued operations                           -              -         (1,717)
                                                    -----------    -----------    -----------
Net Income (Loss)                                   $     2,977    $   (10,572)   $    45,026
                                                    ===========    ===========    ===========
Revenue derived from non-US sources:
  Canada                                            $         -    $         -    $     7,443
                                                    ===========    ===========    ===========
  Belgium                                           $         -    $         -    $     2,305
                                                    ===========    ===========    ===========
Total assets                                        $   676,044    $   128,520    $ 4,163,437
                                                    ===========    ===========    ===========
Long-lived assets outside the US:
  Canada                                            $         -    $         -    $    52,203
                                                    ===========    ===========    ===========
  Belgium                                           $         -    $         -    $    46,924
                                                    ===========    ===========    ===========
December 31, 2003
Total assets                                        $   587,831    $    59,571    $ 3,533,081
                                                    ===========    ===========    ===========
Long-lived assets outside the US:
  Canada                                            $         -    $         -    $    54,250
                                                    ===========    ===========    ===========
  Belgium                                           $         -    $         -    $    78,149
                                                    ===========    ===========    ===========
Three Months Ended June 30, 2004
Gross revenues                                      $     4,241    $        91    $    64,315
Operating expenses                                         (555)        (4,916)        (7,723)
                                                    -----------    -----------    -----------
Operating income (loss)                                   3,686         (4,825)        56,592
Interest expense                                         (2,242)             -        (33,620)
Depreciation and amortization                                 -              -           (519)
Equity in earnings of unconsolidated subsidiaries             -              -          2,218
                                                    -----------    -----------    -----------
Income (loss) from continuing operations                  1,444         (4,825)        24,671
Income from discontinued operations                           -              -         (1,496)
                                                    -----------    -----------    -----------
Net Income (Loss)                                   $     1,444    $    (4,825)   $    23,175
                                                    ===========    ===========    ===========
Revenue derived from non-US sources:
  Canada                                            $         -    $         -    $     2,739
                                                    ===========    ===========    ===========
  Belgium                                           $         -    $         -    $       331
                                                    ===========    ===========    ===========

Continued on Page 8

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2004 (dollars in tables in thousands, except per share data)

                                               Real Estate    Real Estate   Operating Real   Residential
                                               Securities    Related Loans      Estate      Mortgage Loans  Unallocated     Total
                                               -----------   -------------  --------------  --------------  -----------   --------
Six Months Ended June 30, 2003
Gross revenues                                 $ 55,438        $      -        $ 10,224        $  6,444      $     72     $ 72,178
Operating expenses                                 (329)              -          (4,912)           (665)       (6,879)     (12,785)
                                               --------        --------        --------        --------      --------     --------
Operating income (loss)                          55,109               -           5,312           5,779        (6,807)      59,393
Interest expense                                (28,564)              -          (2,195)         (2,922)            -      (33,681)
Depreciation and amortization                         -               -            (952)              -             -         (952)
                                               --------        --------        --------        --------      --------     --------
Income (loss) from continuing operations         26,545               -           2,165           2,857        (6,807)      24,760
Income (loss) from discontinued operations            -               -            (240)              -             -         (240)
                                               --------        --------        --------        --------      --------     --------
Net Income (Loss)                              $ 26,545        $      -        $  1,925        $  2,857      $ (6,807)    $ 24,520
                                               ========        ========        ========        ========      ========     ========
Revenue derived from non-US sources:
 Canada                                        $      -        $      -        $  8,825        $      -      $      -     $  8,825
                                               ========        ========        ========        ========      ========     ========
 Belgium                                       $      -        $      -        $  3,923        $      -      $      -     $  3,923
                                               ========        ========        ========        ========      ========     ========
Three Months Ended June 30, 2003
Gross revenues                                 $ 30,895        $      -        $  5,295        $  3,483      $     72     $ 39,745
Operating expenses                                 (171)              -          (2,352)           (406)       (3,637)      (6,566)
                                               --------        --------        --------        --------      --------     --------
Operating income (loss)                          30,724               -           2,943           3,077        (3,565)      33,179
Interest expense                                (16,423)              -          (1,112)         (1,789)            -      (19,324)
Depreciation and amortization                         -               -            (496)              -             -         (496)
                                               --------        --------        --------        --------      --------     --------
Income (loss) from continuing operations         14,301               -           1,335           1,288        (3,565)      13,359
Income from discontinued operations                   -               -              58               -             -           58
                                               --------        --------        --------        --------      --------     --------
Net Income (Loss)                              $ 14,301        $      -        $  1,393        $  1,288      $ (3,565)    $ 13,417
                                               ========        ========        ========        ========      ========     ========
Revenue derived from non-US sources:
 Canada                                        $      -        $      -        $  4,602        $      -      $      -     $  4,602
                                               ========        ========        ========        ========      ========     ========
 Belgium                                       $      -        $      -        $  2,001        $      -      $      -     $  2,001
                                               ========        ========        ========        ========      ========     ========

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2004
(dollars in tables in thousands, except per share data)

3. REAL ESTATE SECURITIES

The following is a summary of Newcastle's real estate securities at June 30, 2004, all of which are classified as available for sale and are therefore marked to market through other comprehensive income pursuant to SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities." Unrealized losses that are considered other than temporary are recognized currently in income. There were no such losses incurred during the six months ended June 30, 2004. The unrealized losses on Newcastle's securities are primarily the result of market factors, rather than credit impairment, and Newcastle believes their carrying amounts are fully recoverable. One of the securities has an immaterial interest shortfall; no other securities are delinquent. Ten of the securities, with an aggregate unrealized loss of approximately $9.3 million, have been in an unrealized loss position for more than twelve months. The unrealized losses on these particular securities were primarily caused by changes in credit spreads which management believes to be temporary; no material loss is expected to be realized on such securities.

                                                              Gross Unrealized                           Weighted Average
                                                            ---------------------                ----------------------------------
                               Current Face    Amortized                             Carrying      S&P                     Maturity
                                  Amount       Cost Basis     Gains       Losses       Value     Rating  Coupon     Yield  (Years)
                               ------------   -----------   ---------   ---------   ----------   ------  ------     -----  --------
Portfolio I

 CMBS                          $   308,715    $   282,978   $  18,889   $  (4,898)  $  296,969    BB+     6.86%     8.79%    6.34
 Unsecured REIT debt               215,195        216,322      12,823      (3,674)     225,471    BBB-    6.72%     6.62%    6.70
                               -----------    -----------   ---------   ---------   ----------    ----    ----      ----     ----
 Subtotal - Portfolio I            523,910        499,300      31,712      (8,572)     522,440    BBB-    6.80%     7.85%    6.49
                               -----------    -----------   ---------   ---------   ----------    ----    ----      ----     ----
Portfolio II

 CMBS                              263,428        254,544      12,422      (2,354)     264,612    BBB-    6.30%     7.08%    6.14
 Unsecured REIT debt               144,445        144,176       9,727      (1,430)     152,473    BBB-    7.19%     7.19%    7.46
 Asset-backed securities            64,875         63,073       1,019      (2,735)      61,357      A+    6.38%     7.05%    6.59
                               -----------    -----------   ---------   ---------   ----------    ----    ----      ----     ----
 Subtotal - Portfolio II           472,748        461,793      23,168      (6,519)     478,442    BBB-    6.58%     7.11%    6.61
                               -----------    -----------   ---------   ---------   ----------    ----    ----      ----     ----
Portfolio III

 CMBS                              337,364        349,398         261      (5,954)     343,705    BBB     5.86%     5.23%    5.62
 Unsecured REIT debt                97,110        101,491       2,561        (547)     103,505    BBB     6.88%     6.12%    7.99
 Asset-backed securities            64,136         62,693       1,128        (575)      63,246      A     4.22%     4.83%    4.77
                               -----------    -----------   ---------   ---------   ----------    ----    ----      ----     ----
 Subtotal - Portfolio III          498,610        513,582       3,950      (7,076)     510,456    BBB     5.85%     5.36%    5.97
                               -----------    -----------   ---------   ---------   ----------    ----    ----      ----     ----
Portfolio IV

 CMBS                              344,803        335,348       4,300        (540)     339,108    BBB-    4.55%     5.04%    4.42
 Unsecured REIT debt               105,848        109,591       1,908        (403)     111,096    BBB     6.60%     5.95%    7.91
 Asset-backed securities            49,467         46,756       2,159           -       48,915      A-    4.86%     5.66%    6.13
                               -----------    -----------   ---------   ---------   ----------    ----    ----      ----     ----
 Subtotal - Portfolio IV           500,118        491,695       8,367        (943)     499,119    BBB     5.01%     5.30%    5.33
                               -----------    -----------   ---------   ---------   ----------    ----    ----      ----     ----
Portfolio V

 CMBS                              258,294        254,553         832      (8,473)     246,912    BBB-    4.88%     5.04%    6.73
 Unsecured REIT debt                76,475         80,542           -      (4,722)      75,820    BBB-    5.77%     5.04%    8.60
 Asset-backed securities            86,042         86,215         177        (147)      86,245      A-    2.91%     2.91%    5.13
                               -----------    -----------   ---------   ---------   ----------    ----    ----      ----     ----
 Subtotal - Portfolio V            420,811        421,310       1,009     (13,342)     408,977    BBB     4.64%     4.60%    6.74
                               -----------    -----------   ---------   ---------   ----------    ----    ----      ----     ----
Total Real Estate
 Securities*                   $ 2,416,197    $ 2,387,680   $  68,206   $ (36,452)  $2,419,434    BBB-    5.82%     6.07%    6.21
                               ===========    ===========   =========   =========   ==========    ====    ====      ====     ====

Other Securities

 Rated                         $   248,927    $   225,882   $   2,155   $  (2,429)  $  225,608     BB     7.04%     8.47%    4.98
 Unrated                            17,400         13,684           -           -       13,684    N/A    12.05%    18.84%    2.50
                               -----------    -----------   ---------   ---------   ----------    ----    ----      ----     ----
Total Other Securities         $   266,327    $   239,566   $   2,155   $  (2,429)  $  239,292     BB     7.37%     9.06%    4.82
                               ===========    ===========   =========   =========   ==========    ====    ====      ====     ====

Total Securities               $ 2,682,524    $ 2,627,246   $  70,361   $ (38,881)  $2,658,726    BBB-    5.97%     6.35%    6.07
                               ===========    ===========   =========   =========   ==========    ====    ====      ====     ====

*Carrying value excludes restricted cash of $90.7 million included in Real Estate Securities pending its reinvestment.

The total current face amount of fixed rate securities was $2,003.3 million, and of floating rate securities was $679.2 million.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2004
(dollars in tables in thousands, except per share data)

4. RECENT ACTIVITIES

In July 2004, Newcastle refinanced $342.5 million of the AAA and AA bonds in its first collateralized debt obligation which was issued in 1999. $322.5 million of AAA bonds were refinanced at LIBOR + 0.30% from LIBOR + 0.65% and $20.0 million of AA bonds were refinanced at LIBOR + 0.50% from LIBOR + 0.80%.

In June 2004, Newcastle consummated the sale of five properties in its LIV portfolio in Belgium. These properties have been classified as held for sale since December 2003. Newcastle recognized a $1.5 million loss on this sale in December 2003. In addition, Newcastle recognized a $1.6 million loss in June 2004, primarily related to the prepayment of the $25.4 million of debt on such properties.

In May 2004, Newcastle sold 3.45 million shares of its common stock in a public offering at a price to the public of $25.75 per share, for net proceeds of approximately $87.1 million. For the purpose of compensating the Manager for its successful efforts in raising capital for Newcastle, in connection with this offering, Newcastle granted options to the Manager to purchase 345,000 shares of Newcastle's common stock at the public offering price, which were valued at approximately $0.5 million.

In May 2004, Newcastle executed an agreement with a major investment bank for the right to purchase commercial mortgage backed securities, unsecured REIT debt, real estate loans and other asset-backed securities (the "Portfolio VI Collateral") for its next real estate securities portfolio which is targeted to be $500 million. The agreement is treated as a non-hedge derivative for accounting purposes and is therefore marked-to-market through current income; a gain of approximately $0.1 million has been recorded in interest income through June 30, 2004. The Portfolio VI Collateral is expected to be included in a financing transaction in which Newcastle would acquire the equity interest ("CBO VI"). As of June 30, 2004, approximately $189.9 million of the Portfolio VI Collateral had been accumulated. Through June 30, 2004, Newcastle had made deposits aggregating approximately $18.6 million under such agreement (the "Portfolio VI Deposit"). If CBO VI is not consummated, except as a result of Newcastle's gross negligence, willful misconduct or breach of contract, Newcastle would be required to pay the Net Loss, if any, as defined, up to the Portfolio VI Deposit, less any Excess Carry Amount, as defined, earned on such deposit. Although Newcastle currently anticipates completing CBO VI in the near term, there is no assurance that CBO VI will be consummated or on what terms it will be consummated.

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

In 2003, Newcastle entered into an agreement for the right to purchase securities (the "Portfolio V Collateral") for its next real estate securities portfolio. The agreement was treated as a non-hedge derivative for accounting purposes and was therefore marked-to-market through current income; a gain of approximately $1.1 million has been recorded during the period ended June 30, 2004. In March 2004, Newcastle completed its fifth CBO financing, CBO V, whereby the Portfolio V Collateral was purchased by a consolidated subsidiary which issued $414.0 million face amount of investment grade senior bonds and $36.0 million face amount of non-investment grade subordinated bonds, which were retained by Newcastle, in a private placement. Four classes of the senior bonds bear floating interest rates. Newcastle obtained an interest rate swap in order to hedge its exposure to the risk of changes in market interest rates with respect to these bonds.

In March 2004, Newcastle purchased a 49% interest in a $153 million portfolio of approximately 200 convenience and retail gas stores located in ten states throughout the southeastern and southwestern regions of the U.S. The properties are subject to a sale-leaseback arrangement under long-term triple net leases with a 15 year minimum term. Circle K Stores Inc. ("Tenant"), an indirect wholly owned subsidiary of Alimentation Couche-Tard Inc. ("ACT"), is the counterparty under the leases. ACT guarantees the obligations of Tenant under the leases. Newcastle structured this transaction through a joint venture in a limited liability company, in which it invested approximately $26.8 million of equity, with a private investment fund managed by an affiliate of the Manager, pursuant to which it co-invested on equal terms. This investment was financed with a $101.9 million bridge loan at the limited liability company level ($93.4 million of which was outstanding at June 30, 2004). Newcastle and the affiliate of the Manager have each guaranteed 50% of such loan. Newcastle expects to permanently refinance such loan in the third quarter of 2004 at which time its guaranty will terminate. Newcastle believes the fair value of its guaranty is negligible at

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2004
(dollars in tables in thousands, except per share data)

June 30, 2004. The Manager receives from this private investment fund, in addition to management fees, incentive compensation if the fund's aggregate investment returns exceed certain thresholds. This limited liability company is an investment company and therefore maintains its financial records on a fair value basis. Newcastle has retained such accounting relative to its investment in such limited liability company, which is accounted for under the equity method at fair value. This investment is included in the operating real estate segment.

In January 2004, Newcastle purchased from an underwriter $31.5 million face amount of B and BB rated securities of Global Signal Trust I, a special purpose vehicle established by Global Signal Inc., at a price resulting in a weighted average yield of approximately 9.00%. Newcastle financed these securities with approximately $21.3 million of repurchase agreements. Newcastle obtained interest rate swaps in order to hedge its risk of exposure to changes in market interest rates with respect to this debt. Two of Newcastle's directors are the CEO and President of Global Signal, Inc., respectively. A private equity fund managed by an affiliate of the Manager owns a significant portion of Global Signal Inc.'s common stock; the Manager receives from this private equity fund, in addition to management fees, incentive compensation if the fund's aggregate investment returns exceed certain thresholds. Pursuant to this underwritten 144A offering, approximately $418.0 million of Global Signal Trust I securities were issued in 7 classes, rated AAA through B, of which the B and BB classes constituted $73.0 million. The balance of the B and BB securities was sold on identical terms to a private investment fund managed by an affiliate of the Manager and to a large third party mutual fund complex; the Manager receives from this private investment fund, in addition to management fees, incentive compensation if the fund's aggregate investment returns exceed certain thresholds. The proceeds of the 144A offering were utilized by Global Signal Inc. to repay an existing credit facility, to pay an extraordinary dividend of approximately $140 million to its stockholders of which approximately $67 million was paid to the above-referenced private equity fund, and for general working capital purposes.

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

5. DERIVATIVE INSTRUMENTS

The following table summarizes the notional amounts and fair (carrying) values of Newcastle's derivative financial instruments as of June 30, 2004.

                                                          Notional Amount    Fair Value   Longest Maturity
                                                          ---------------    ----------   ----------------
Interest rate caps treated as hedges (A)                    $   640,939        $ 6,155      October 2015

Interest rate swaps, treated as hedges (B)                  $ 1,414,395        $13,293     November 2018

Non-hedge derivative obligations (B)                                 (C)       $  (643)        July 2038

     (A)  Included in Deferred Costs, Net.

     (B)  Included in Derivative Assets, which also includes accrued interest.

     (C) Represents two essentially offsetting interest rate caps and two essentially offsetting interest rate swaps, each with notional amounts of $32.5 million, an interest rate cap with a notional amount of $17.5 million, and an interest rate cap with a notional amount of approximately $65.5 million.

6. EARNINGS PER SHARE

Newcastle is required to present both basic and diluted earnings per share ("EPS"). Basic EPS is calculated by dividing net income available for common stockholders by the weighted average number of shares of common stock outstanding during each period. Diluted EPS is calculated by dividing net income available for common stockholders by the weighted average number of shares of common stock outstanding plus the additional dilutive effect of common stock equivalents during each period. Newcastle's common stock equivalents are its outstanding stock options. Net income available for common stockholders is equal to net income less preferred dividends.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2004
(dollars in tables in thousands, except per share data)

The following is a reconciliation of the weighted average number of shares of common stock outstanding on a diluted basis.

                                                      THREE MONTHS ENDED JUNE 30,                   SIX MONTHS ENDED JUNE 30,
                                                    ----------------------------------            --------------------------------
                                                       2004                    2003                  2004                  2003
                                                    ----------              ----------            ----------            ----------
Weighted average number of shares of common
 stock outstanding, basic                           36,160,778              23,488,652            35,281,696            23,488,585
Dilutive effect of stock options, based
 on the treasury stock method                          509,825                 190,155               546,879               160,936
Weighted average number of shares of common
 stock outstanding, diluted                         36,670,603              23,678,807            35,828,575            23,649,521

During and after the first quarter of 2004, the Manager assigned, for no value, a total of approximately 0.7 million of its options for Newcastle's common stock to certain of the Manager's employees, of which approximately 0.1 million were immediately exercised. As of June 30, 2004, Newcastle's outstanding options are summarized as follows:

Held by the Manager                                           1,417,525
Issued to the Manager and subsequently transferred to
    certain of the Manager's employees                          638,702
Held by directors                                                13,000
                                                              ---------
Total                                                         2,069,227
                                                              =========

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

We were formed in June 2002 as a wholly owned subsidiary of Newcastle Investment Holdings Corp. (referred to herein as Holdings) for the purpose of separating the real estate securities and certain of the credit leased operating real estate businesses from Holdings' other investments. Prior to our initial public offering, Holdings contributed to us certain assets and liabilities in exchange for 16.5 million shares of our common stock. Our operations commenced on July 12, 2002. On May 19, 2003, Holdings distributed to its stockholders all of the shares of our common stock that it held, and it no longer owns any of our common equity. Approximately 2.3 million shares of our common stock were held by an affiliate of our manager at June 30, 2004. In addition, an affiliate of our manager held options to purchase approximately 1.4 million shares of our common stock at June 30, 2004.

In October 2002, we sold 7.0 million shares of our common stock in our initial public offering at a price to the public of $13.00 per share, for net proceeds of approximately $80.0 million. During 2003, we sold an aggregate of approximately 7.9 million shares of our common stock in two public offerings for net proceeds of approximately $163.3 million. During the first six months of 2004, we sold an aggregate of approximately 6.8 million shares of our common stock in two public offerings for net proceeds of approximately $172.9 million. At June 30, 2004, we had 38,234,481 shares of common stock outstanding.

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

                                                            Residential
For the Six Months  Real Estate  Real Estate    Operating    Mortgage
  Ended June 30,    Securities  Related Loans  Real Estate     Loans    Unallocated     Total
------------------  ----------- -------------  -----------  ----------- -----------   ---------
      2004           $ 92,239    $   13,857     $   9,538    $   8,443    $   201     $ 124,278
      2003           $ 55,438    $        -     $  10,224    $   6,444    $    72     $  72,178

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

We own operating real estate held for investment. We review our operating real estate for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Upon determination of impairment, we would record a write-down of the asset, which would be charged to earnings. Significant judgment is required both in determining impairment and in estimating the resulting write-down. To date, we have determined that no write-downs have been necessary on the operating real estate in our portfolio. In addition, when operating real estate is classified as held for sale, it must be recorded at the lower of its carrying amount or fair value less costs of sale. Significant judgment is required in determining the fair value of such properties. At June 30, 2004, we have one property classified as held for sale. Five properties were sold in June 2004; these properties were classified as held for sale in 2003 and an aggregate loss of approximately $1.5 million was recorded at such time.

RESULTS OF OPERATIONS

The following table summarizes the changes in our results of operations from period to period (dollars in thousands):

                                                 Period to Period                       Period to Period
                                                      Change                             Percent Change
                                       -------------------------------------  --------------------------------------
                                        Six Months Ended  Three Months Ended   Six Months Ended   Three Months Ended
                                       June 30, 2004/2003 June 30, 2004/2003  June 30, 2004/2003  June 30, 2004/2003   Explanation
                                       ------------------ ------------------  ------------------  ------------------   -----------
Interest Income                           $  49,338           $  25,337                88.4%            82.2%              (A)
Rental and escalation income                   (701)             (1,585)               -6.9%           -29.8%              (B)
Gain on settlement of investments             3,463                 818                56.6%            22.5%              (C)

Interest expense                             29,358              14,296                87.2%            74.0%              (A)
Property operating expense                     (358)               (397)               -7.9%           -18.0%              (B)
Loan and security servicing expense             720                 340                78.0%            65.3%              (A)
General and administrative expense              858                 490                53.7%            63.9%              (D)
Management fee to affiliate                   2,206               1,114                80.1%            76.9%              (E)
Incentive compensation to affiliate             654                (390)               22.1%           -24.0%              (E)
Depreciation and amortization                   120                  23                12.6%             4.6%              (B)

Equity in earnings of
unconsolidated subsidiaries                   3,441               2,218                 N/A              N/A               (F)
Income from continuing operations            21,983              11,312                88.8%            84.7%

(A) Changes in interest income and expense are primarily due to our acquisition of portfolios of interest bearing assets and related financings, as follows:

                                                                     Period to Period Change
                                        -------------------------------------------------------------------------------------
                                                    Interest Income                               Interest Expense
                                        ---------------------------------------       ---------------------------------------
                                         Six Months Ended    Three Months Ended        Six Months Ended    Three Months Ended
                                        June 30, 2004/2003   June 30, 2004/2003       June 30, 2004/2003   June 30, 2004/2003
                                        ------------------   ------------------       ------------------   ------------------
Real Estate Securities Portfolio III       $   4,440             $     13                  $  4,031              $   (34)
Real Estate Securities Portfolio IV           13,012                6,516                     8,241                4,119
Real Estate Securities Portfolio V             5,920                4,711                     3,317                3,268
Other real estate securities*                  8,966                4,640                     2,942                1,517
Real estate related loan #1                    2,801                1,393                     1,064                  525
Real estate related loan #2                    1,141                  713                       480                  299
Residential Mortgage Loan Portfolio            2,877                  931                     1,453                  455
ICH CMO Loan Portfolio                         9,559                5,510                     8,156                4,639
Other                                            622                  910                      (326)                (492)
                                           ---------             --------                   -------               ------
                                           $  49,338             $ 25,337                   $29,358               $14,296

*Represents a portfolio of securities collateralized by first mortgage loans on manufactured housing units as well as the portfolio of Global Signal securities.

Changes in loan and security servicing expense are also primarily due to these acquisitions.

(B) These changes are primarily the result of foreign currency fluctuations with respect to our Bell Canada and LIV portfolios, offset by the sale of certain properties and the termination of a lease.

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

(E) The increase in management fees is a result of our increased size resulting from our equity issuances during this period. The increase in incentive compensation for the six month period is primarily a result of our increased earnings. The decrease for the quarter is related to the loss on the sale of five properties in our LIV portfolio.

(F) The increase in earnings from unconsolidated subsidiaries is primarily a result of our acquisition of an interest in an LLC which owns a portfolio of real estate related loans and of an interest in an LLC which owns a portfolio of convenience and retail gas stores.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments, and other general business needs. Additionally, to maintain our status as a REIT under the Internal Revenue Code, we must distribute annually at least 90% of our REIT taxable income. Our primary sources of funds for liquidity consist of net cash provided by operating activities, borrowings under loans, the issuance of debt securities and the issuance of equity securities. Our debt obligations, which consist of loans and debt securities, are generally secured directly by our investment assets. As of June 30, 2004, our real estate securities purchased in connection with our CBO financings as well as our Bell Canada portfolio and ICH CMO loans were securitized, while our LIV portfolio, our residential mortgage loan portfolio, several of our other real estate securities and two of our other real estate related loans served as collateral for loan obligations (including repurchase agreements).

We expect that our cash on hand and our cash flow provided by operations will satisfy our liquidity needs with respect to our current investment portfolio over the next twelve months. However, we currently expect to seek additional capital in order to grow our investment portfolio. We have an effective shelf registration statement with the SEC which allows us to issue various types of securities, such as common stock, preferred stock, depository shares, debt securities and warrants, from time to time, up to an aggregate of $750 million, of which approximately $499 million remains available as of June 30, 2004.

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

Our ability to execute our business strategy, particularly the growth of our investment portfolio, depends to a significant degree on our ability to obtain additional capital. Our core business strategy is dependent upon our ability to finance our real estate securities and other real estate related assets with match-funded debt (loans and debt securities) at rates that provide a positive net spread. A significant portion of our investments are financed with collateralized bond obligations, known as CBOs. If spreads for CBO liabilities widen or if demand for such liabilities ceases to exist, then our ability to execute future CBO financings will be severely restricted.

We expect to meet our short-term liquidity requirements generally through our cash flow provided by operations, as well as investment specific borrowings. In addition, at June 30, 2004 we had an unrestricted cash balance of $131.4 million. Our cash flow provided by operations differs from our net income due to four primary factors: (i) accretion of discount or premium on our real estate securities and loans, discount on our debt obligations, deferred financing costs and interest rate cap premiums, and deferred hedge gains and losses, (ii) gains and losses from sales of real estate securities financed with CBOs, (iii) depreciation of our operating real estate, and (iv) straight-lined rental income. Proceeds from the sale of real estate securities which serve as collateral for our CBO financings, including gains thereon, are required to be retained in the CBO structure until the related bonds are retired and are therefore not available to fund current cash needs.

Our real estate securities and real estate related loans are generally financed long-term and their credit status is continuously monitored; therefore, these investments are expected to generate a generally stable current return, subject to interest rate fluctuations. Our operating real estate is also financed long-term and primarily leased to credit tenants with long-term leases and is therefore expected to generate generally stable current cash flows. However, the primary tenant of one of the office buildings in our Bell Canada portfolio vacated in March 2004. See "Quantitative and Qualitative Disclosures About Market Risk -- Interest Rate Exposure" below.

With respect to our operating real estate, we expect to incur expenditures approximately $2.6 million relating to tenant improvements, in connection with the inception of leases, and capital expenditures during the twelve months ending June 30, 2005.

Debt Obligations

The following tables present certain information regarding our debt obligations as of June 30, 2004 (unaudited) (dollars in thousands):

                                                             Unhedged Weighted
                                                              Average Funding    Final Stated  Weighted Average  Weighted Average
                               Carrying Amount  Face Amount       Cost             Maturity     Funding Cost(A)  Maturity(Years)
                               ---------------  -----------  -----------------   ------------  ----------------  ----------------
CBO Bonds Payable
CBO I                            $   433,095    $  437,500          3.91%(B)       July 2038        4.94%            4.66
CBO II                               440,126       444,000          2.92%(B)      April 2037        6.03%            5.98
CBO III                              467,583       472,000          2.79%(B)      March 2038        4.14%            8.10
CBO IV                               454,827       460,000          2.17%(B)      Sept. 2038        3.67%            8.17
CBO V                                409,773       414,000          2.41%(B)      March 2039        3.31%            7.49
                                 -----------    ----------                                          ----             ----
                                   2,205,404     2,227,500                                          4.42%            6.90
                                 -----------    ----------                                          ----             ----
Other Bonds Payable
Bell Canada Securitization            38,124        38,674          7.02%         April 2012        7.02%            1.66
ICH CMO                              210,215       210,215          6.58%(B)     August 2030        6.58%            3.14
                                 -----------    ----------                                          ----
                                     248,339       248,889                                          6.65%
                                 -----------    ----------                                          ----
Notes Payable
LIV Mortgage                          45,744        45,744          6.10%          Nov. 2006        6.10%            1.47
Real Estate Loan Financing #1         76,916        76,916    LIBOR+1.50%          Nov. 2006        2.61%            2.37
Real Estate Loan Financing #2         40,000        40,000    LIBOR+1.50%          Feb. 2007        2.76%            2.64
                                 -----------    ----------                                          ----
                                     162,660       162,660                                          3.63%
                                 -----------    ----------                                          ----
Repurchase Agreements
Residential Mortgage Loans (C)       640,643       640,643    LIBOR+0.41%         March 2005        1.84%            0.76
MH Securities (D)                    124,564       124,564    LIBOR+0.65%        August 2004        4.09%            0.17
Other Securities                      40,895        40,895    LIBOR+0.61%         One Month         2.92%            0.08
                                 -----------    ----------                                          ----
                                     806,102       806,102                                          2.24%
                                 -----------    ----------                                          ----

Total debt obligations           $ 3,422,505    $3,445,151                                          4.03%
                                 ===========    ==========                                          ====

(A)  Including the effect of applicable hedges.

(B)  Weighted average, including floating and fixed rate classes.

(C)  The counterparty on these repos is Bear Stearns Mortgage Capital
     Corporation.

(D)  The counterparty on these repos is Greenwich Capital Markets Inc.

                                                                                         Face
                                                                                         Amount                         Initial
                                    Month                                             of Floating        Hedges          Hedge
                                   Issued                   Collateral                 Rate Debt        Purchased        Cost
                                --------------  ------------------------------------  -----------  -------------------  -------
CBO Bonds Payable
CBO I                             July 1999     Real Estate Securities-Portfolio I    $   342,500  Two swaps, two caps  $15,400
CBO II                            April 2002    Real Estate Securities-Portfolio II       372,000   One swap, one cap     1,200
CBO III                           March 2003    Real Estate Securities-Portfolio III      427,800   One swap, one cap     1,300
CBO IV                          September 2003  Real Estate Securities-Portfolio IV       442,500   One swap, one cap     3,100
CBO V                             March 2004    Real Estate Securities-Portfolio V        382,750       One swap              -

Other Bonds Payable
                                                Operating Real Estate-Bell Canada
Bell Canada Securitization (B)    April 2002    portfolio                                    None         None              N/A

ICH CMO                           See Below     Real Estate Related Loans-ICH CMO           3,721         None              N/A

Notes Payable

LIV Mortgage (C)                November 2002   Operating Real Estate-LIV Portfolio          None         None              N/A

Real Estate Loan Financing #1   November 2003   Real Estate Related Loan                   76,916       None (A)           N/A

Real Estate Loan Financing #2   February 2004   Real Estate Related Loan-public REIT       40,000       None (A)           N/A

Repurchase Agreements

Residential Mortgage Loans         Rolling      Residential Mortgage Loan portfolio       640,643       None (A)           N/A

MH Securities                      Rolling      Other Securities-MH securities            124,564      Nine swaps          N/A

Other Securities                   Rolling      Other Securities                           40,895       Two swaps          N/A

(A)  Asset bears floating rate.

(B)  Denominated in Canadian dollars.

(C)  Denominated in Euros.

Our long-term debt obligations existing at June 30, 2004 (gross of $22.6 million of discounts) are expected to mature as follows (unaudited) (in millions):

Period from July 1, 2004 through December 31, 2004            $    168,084
2005                                                               645,893
2006                                                               114,785
2007                                                                40,000
2008                                                                     -
2009                                                                     -
Thereafter                                                       2,476,389
                                                              ------------
Total                                                         $  3,445,151
                                                              ============

The CBO and Other Bonds Payable are not recourse to our general credit.

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

In October 2003, we entered into an agreement for the right to purchase securities (the "Portfolio V Collateral") for our next real estate securities portfolio. The agreement was treated as a non-hedge derivative for accounting purposes and was therefore marked-to-market through current income; a gain of approximately $1.1 million has been recorded during the period ended

June 30, 2004. In March 2004, we completed our fifth CBO financing, CBO V, whereby the Portfolio V Collateral was purchased by a consolidated subsidiary which issued $414.0 million face amount of investment grade senior bonds and $36.0 million face amount of non-investment grade subordinated bonds, which were retained by us, in a private placement.

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

In May 2004, we executed an agreement with a major investment bank for the right to purchase commercial mortgage backed securities, unsecured REIT debt, real estate loans and other asset-backed securities (the "Portfolio VI Collateral") for our next real estate securities portfolio which is targeted to be $500 million. The agreement is treated as a non-hedge derivative for accounting purposes and is therefore marked-to-market through current income; a gain of approximately $0.1 million has been recorded in interest income through June 30, 2004. The Portfolio VI Collateral is expected to be included in a financing transaction in which we would acquire the equity interest ("CBO VI"). As of June 30, 2004, approximately $189.9 million of the Portfolio VI Collateral had been accumulated. Through June 30, 2004, we had made deposits aggregating approximately $18.6 million under such agreement (the "Portfolio VI Deposit"). If CBO VI is not consummated, except as a result of our gross negligence, willful misconduct or breach of contract, we would be required to pay the Net Loss, if any, as defined, up to the Portfolio VI Deposit, less any Excess Carry Amount, as defined, earned on such deposit. Although we currently anticipate completing CBO VI in the near term, there is no assurance that CBO VI will be consummated or on what terms it will be consummated.

In June 2004, we consummated the sale of five properties in our LIV portfolio in Belgium. These properties have been classified as held for sale since December 2003. We recognized a $1.5 million loss on this sale in December 2003. In addition, we recognized a $1.6 million loss in June 2004, primarily related to the prepayment of the $25.4 million of debt on such properties.

In July 2004, we refinanced $342.5 million of the AAA and AA bonds in our first collateralized debt obligation which was issued in 1999. $322.5 million of AAA bonds were refinanced at LIBOR + 0.30% from LIBOR + 0.65% and $20.0 million of AA bonds were refinanced at LIBOR + 0.50% from LIBOR + 0.80%.

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

Stockholders' Equity

Common Stock

The following table summarizes information regarding our common stock offerings since December 31, 2003:

              Shares Issued  Price to Public  Net Proceeds  Options Granted
    Date        (millions)      per Share      (millions)     to Manager
    ----        ----------      ---------      ----------     ----------
January 2004       3.3            $26.30          $85.8         330,000

  May 2004         3.5            $25.75          $87.1         345,000

At June 30, 2004, we had 38,234,481 shares of common stock outstanding.

During and after the first quarter of 2004, the Manager assigned, for no value, a total of approximately 0.7 million of its options for Newcastle's common stock to certain of the Manager's employees, of which approximately 0.1 million were immediately exercised. As of June 30, 2004, our outstanding options are summarized as follows:

Held by the Manager                                              1,417,525
Issued to the Manager and subsequently transferred to
   certain of the Manager's employees                              638,702
Held by directors                                                   13,000
                                                                 ---------
Total                                                            2,069,227
                                                                 =========

Preferred Stock

In March 2003, we issued 2.5 million shares of 9.75% Series B Cumulative Redeemable Preferred Stock (the "Series B Preferred"). The Series B Preferred has a $25 liquidation preference, no maturity date and no mandatory redemption. We have the option to redeem the Series B Preferred beginning in March 2008.

Other Comprehensive Income

During the six months ended June 30, 2004, our accumulated other comprehensive income increased due to the following factors (in thousands):

Accumulated other comprehensive income, December 31, 2003                  $  39,413
Unrealized (loss) on securities                                              (39,915)
Realized (gain) on securities: reclassification adjustment                    (8,967)
Foreign currency translation                                                    (414)
Foreign currency translation: reclassification adjustment                       (395)
Unrealized gain on derivatives designated as cash flow hedges                 39,000
                                                                           ---------
Accumulated other comprehensive income, June 30, 2004                      $  28,722
                                                                           =========

Our book equity changes as our real estate securities portfolio and derivatives are marked-to-market each quarter, among other factors. The primary causes of mark-to-market changes are changes in interest rates and credit spreads. During the period, increasing interest rates, both currently and prospectively, resulted in a net decrease in unrealized gains on our real estate securities portfolio, which was somewhat offset by an increase in unrealized gains on our hedges. In an environment of widening credit spreads and increasing interest rates, we believe our new investment activities will benefit. While such an environment will likely result in a decrease in the fair value of our existing securities portfolio and therefore reduce our book equity and ability to realize gains on such existing securities, it will not directly affect our earnings or our cash flow or our ability to pay a dividend.

In addition, the slight strengthening of the U.S. dollar against both the Canadian dollar and the Euro has resulted in a decrease in unrealized gains on our Canadian and Belgian operating real estate.

Common Dividends Paid

Declared for the Period Ended         Paid         Amount Per Share
-----------------------------         ----         ----------------
       March 31, 2004            April 26, 2004          $0.60

        June 30, 2004            July 28, 2004           $0.60

Cash Flow

Net cash flow provided by operating activities increased from $12.9 million for the six months ended June 30, 2003 to $26.3 million for the six months ended June 30, 2004. This change primarily resulted from the acquisition and settlement of our investments as described above.

Investing activities (used) ($588.8 million) and ($711.5 million) during the six months ended June 30, 2004 and 2003, respectively. Investing activities consisted primarily of investments made in certain real estate securities and other real estate related assets, net of proceeds from the sale or settlement of investments.

Financing activities provided $633.5 million and $674.2 million during the six months ended June 30, 2004 and 2003, respectively. The equity issuances, borrowings and debt issuances described above served as the primary sources of cash flow from financing activities. Offsetting uses included the payment of related deferred financing costs (including the purchase of hedging instruments), the payment of dividends, and the repayment of debt as described above.

See the consolidated statements of cash flows included in our consolidated financial statements included herein for a reconciliation of our cash position for the periods described herein.

CREDIT, SPREAD AND INTEREST RATE RISK

We are subject to credit, spread and interest rate risk with respect to our investments in real estate securities and loans.

The commercial mortgage and other asset backed securities (including B Notes) we invest in are generally junior in right of payment of interest and principal to one or more senior classes, but benefit from the support of one or more subordinate classes of securities or other form of credit support within a securitization transaction. The senior unsecured REIT debt securities we invest in reflect comparable credit risk. Credit risk refers to each individual borrower's ability to make required interest and principal payments on the scheduled due dates. We believe, based on our due diligence process, that these securities offer attractive risk-adjusted returns with long-term principal protection under a variety of default and loss scenarios. While the expected yield on these securities is sensitive to the performance of the underlying assets, the more subordinated securities or other features of the securitization transaction, in the case of commercial mortgage and other asset backed securities, and the issuer's underlying equity and subordinated debt, in the case of senior unsecured REIT debt securities, are designed to bear the first risk of default and loss. We further minimize credit risk by actively monitoring our real estate securities portfolio and the underlying credit quality of our holdings and, where appropriate, repositioning our investments to upgrade the credit quality and yield on our investments. While we have not experienced any significant credit losses, in the event of a significant rising interest rate environment and/or economic downturn, loan and collateral defaults may increase and result in credit losses that would adversely affect our liquidity and operating results.

Our real estate securities portfolio is diversified by asset type, industry, location and issuer. We expect that this diversification also helps to minimize the risk of capital loss. At June 30, 2004, our real estate securities which serve as collateral for our CBO financings had an overall weighted average credit rating of approximately BBB-, and approximately 71.3% of these securities had an investment grade rating (BBB- or higher). Our residential mortgage loan portfolio is characterized by high credit quality borrowers with a weighted average FICO score of 722 at origination. At June 30, 2004, if our residential mortgage loans were held in securitized form, over 90% of the principal balance would be rated AAA.

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

Returns on our real estate securities are sensitive to interest rate volatility. Interest rate changes may also impact our net book value as our real estate securities and related hedge derivatives are marked-to-market each quarter. Generally, as interest rates increase, the value of our fixed rate securities, such as CMBS, decreases and as interest rates decrease, the value of such securities will increase. In general, we would expect that over time, decreases in the value of our real estate securities portfolio attributable to interest rate changes will be offset to some degree by increases in the value of our swaps, and vice versa. However, the relationship between spreads on securities and spreads on swaps may vary from time to time, resulting in a net aggregate book value increase or decline. Our real estate securities portfolio is predominantly financed to maturity through long-term CBO financings that are not redeemable as a result of book value changes. Accordingly, unless there is a material impairment in value that would result in a payment not being received on a security, changes in the book value of our real estate securities portfolio will not directly affect our earnings or our ability to pay a dividend.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2004, we had the following material off-balance sheet arrangements:

     - A guarantee of certain payments under an interest rate swap which may be entered into in 2007 in connection with the securitization of the Bell Canada portfolio, if the bonds are not fully repaid by such date. We believe the fair value of this guarantee is negligible at June 30, 2004. At this time, we do not anticipate a substantial risk of incurring a loss with respect to this arrangement.

     - $93.4 million of bridge financing at our 49% owned unconsolidated subsidiary formed to own a portfolio of approximately 200 convenience and retail gas stores. In addition, we have guaranteed 50% of such loan. We expect to permanently refinance such loan in the third quarter of 2004 at which time our guaranty will terminate. We believe the fair value of this guaranty is negligible at June 30, 2004. At this time, we do not anticipate a substantial risk of incurring a loss with respect to this debt or guaranty.

CONTRACTUAL OBLIGATIONS

During the first six months of 2004, we had all of the material contractual obligations referred to in our annual report on Form 10-K for the year ended December 31, 2003, as well as the following:

        Contract Category                                                    Change
        -----------------                                                    ------
CBO bonds payable                                     CBO V was issued. A portion of CBO I was refinanced.

Interest rate swaps, treated as hedges                The floating rate CBO V bonds and certain repurchase
                                                      agreements were hedged with interest rate swaps.

Real estate securities portfolio deposit              We have begun accumulating collateral for CBO VI under an
                                                      agreement with a major investment bank.

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

Funds from Operations (FFO), is calculated as follows (unaudited) (in thousands):

                                                  For the Six    For the Three
                                                 Months Ended    Months Ended
                                                 June 30, 2004   June 30, 2004
                                                 -------------   -------------
Income available for common stockholders         $      41,979   $      21,651
Operating real estate depreciation                       1,099             517
Accumulated depreciation on operating real
estate sold                                             (3,469)         (3,469)
                                                 -------------   -------------
Funds from Operations (FFO)                      $      39,609   $      18,699
                                                 =============   =============

Funds from Operations was derived from the Company's segments as follows (unaudited) (in thousands):

                                                                 Average Invested
                                                                   Common Equity      FFO for the    Return on
                                                                    for the Six       Six Months      Common
                                                 Book Equity at    Months Ended          Ended        Equity
                                                 June 30, 2004   June 30, 2004 (2)   June 30, 2004   (ROE) (3)
                                                 --------------  -----------------   -------------   ---------
Real estate and other securities (4)             $      427,125  $         394,900   $      45,295     22.9%
Real estate related loans                                60,461             59,787           6,121     20.5%
Operating real estate                                    61,623             54,591          (1,165)    -4.3%
Residential mortgage loans                               34,962             30,961           2,977     19.2%
Unallocated (1)                                          36,811             17,085         (13,619)     N/A
                                                 --------------  -----------------   -------------     ----
Total (2)                                               620,982  $         557,324   $      39,609     14.2%
                                                                 =================   =============     ====
Preferred stock                                          62,500
Accumulated depreciation                                (10,946)
Accumulated other comprehensive income                   28,722
                                                 --------------
Net book equity                                  $      701,258
                                                 ==============

                                                                  Average Invested    FFO for the
                                                                   Common Equity         Three       Return on
                                                                   for the Three        Months        Common
                                                 Book Equity at     Months Ended         Ended        Equity
                                                 June 30, 2004   June 30, 2004 (2)   June 30, 2004   (ROE) (3)
                                                 -------------   -----------------   -------------   ---------
Real estate and other securities (4)             $      427,125  $         415,813   $      23,360      22.5%
Real estate related loans                                60,461             60,191           3,227      21.4%
Operating real estate                                    61,623             66,138          (2,983)    -18.0%
Residential mortgage loans                               34,962             31,877           1,444      18.1%
Unallocated (1)                                          36,811             12,760          (6,349)      N/A
                                                 -------------   -----------------   -------------      ----
Total (2)                                               620,982  $         586,779   $      18,699      12.7%
                                                                 =================   =============      ====
Preferred stock                                          62,500
Accumulated depreciation                                (10,946)
Accumulated other comprehensive income                   28,722
                                                 --------------
Net book equity                                  $      701,258
                                                 ==============


(1) Unallocated FFO represents ($1,524) and ($3,047) of preferred dividends and ($4,825) and ($10,572) of corporate general and administrative expense, management fees and incentive compensation for the three and six months ended June 30, 2004 respectively.

(2) Invested common equity is equal to book equity excluding preferred stock, accumulated depreciation and accumulated other comprehensive income

(3)  FFO divided by average invested common equity, annualized.

(4)  By investment portfolio:

                                                                                                               Other
                                    CBO I       CBO II     CBO III     CBO IV      CBO V        CBO VI       Securities    Total
                                    -----       ------     -------     ------      -----        ------       ----------    -----
Uninvested restricted cash        $   40,680   $ 13,594   $   1,824   $  2,369  $    32,258    $       -     $      -    $   90,725
Invested common equity            $  126,164   $ 62,087   $  51,635   $ 46,998  $    45,795    $  18,746     $ 75,700    $  427,125

RELATED PARTY TRANSACTIONS

In January 2004, we purchased from an underwriter $31.5 million face amount of B and BB rated securities of Global Signal Trust I, a special purpose vehicle established by Global Signal Inc., at a price resulting in a weighted average yield of approximately 9.00%. Two of our directors are the CEO and President of Global Signal, Inc., respectively. A private equity fund managed by an affiliate of our manager owns a significant portion of Global Signal Inc.'s common stock; our manager receives from this private equity fund, in addition to management fees, incentive compensation if the fund's aggregate investment returns exceed certain thresholds. Pursuant to this underwritten 144A offering, approximately $418.0 million of Global Signal Trust I securities were issued in 7 classes, rated AAA through B, of which the B and BB classes constituted $73.0 million. The balance of the B and BB securities was sold on identical terms to a private investment fund managed by an affiliate of our manager and to a large third party mutual fund complex; our manager receives from this private investment fund, in addition to management fees, incentive compensation if the fund's aggregate investment returns exceed certain thresholds. The proceeds of the 144A offering were utilized by Global Signal Inc. to repay an existing credit facility, to pay an extraordinary dividend of approximately $140 million to its stockholders of which approximately $67 million was paid to the above-referenced private equity fund, and for general working capital purposes.

In March 2004, we and a private investment fund managed by an affiliate of our manager co-invested and each indirectly own an approximately 49% interest in a limited liability company that has acquired, in a sale-leaseback transaction, approximately 200 properties from a public company for a purchase price of approximately $153 million. The properties are subject to a number of master leases, the initial term of which in each case is a minimum of 15 years. This investment was financed with debt at the limited liability company level and our investment in this entity, reflected as an investment in an unconsolidated subsidiary on our consolidated balance sheet, was approximately $26.8 million as of the date of acquisition. Our manager receives from the affiliated private investment fund with which we co-invested, in addition to management fees, incentive compensation if the fund's aggregate investment returns exceed certain thresholds.

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

While our strategy is to utilize interest rate swaps, caps and match-funded financings in order to limit the effects of changes in interest rates on our operations, there can be no assurance that our profitability will not be adversely affected during any period as a result of changing interest rates. As of June 30, 2004, an immediate 100 basis point increase in interest rates would effect our earnings by no more than $0.3 million per annum.

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

Interest rate changes may also impact our net book value as our real estate securities and related hedge derivatives are marked-to-market each quarter. Our loan investments and debt obligations are not marked-to-market. Generally, as interest rates increase, the value of our fixed rate securities, such as CMBS, decreases and as interest rates decrease, the value of such securities will increase. We seek to hedge changes in value attributable to changes in interest rates by entering into interest rate swaps and other derivative instruments. In general, we would expect that over time, decreases in the value of our real estate securities portfolio attributable to interest rate changes will be offset to some degree by increases in the value of our swaps, and vice versa. However, the relationship between spreads on securities and spreads on swaps may vary from time to time, resulting in a net aggregate book value increase or decline. Our real estate securities portfolio is largely financed to maturity through long-term CBO financings that are not redeemable as a result of book value changes. Accordingly, unless there is a material impairment in value that would result in a payment not being received on a security, changes in the book value of our real estate securities portfolio will not directly affect our earnings or our ability to pay a dividend. As of June 30, 2004, an immediate 100 basis point increase in interest rates would impact our net book value by approximately $36.5 million. Such a change in net book value would not directly affect our earnings or cash flow.

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

As of June 30, 2004, an immediate 25 basis point movement in credit spreads would impact our net book value by approximately $31.1 million, but would not directly affect our earnings or cash flow.

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

We have material investments in the LIV portfolio and the Bell Canada portfolio. These properties are financed utilizing debt denominated in their respective local currencies (the Euro and the Canadian Dollar). The net equity invested in these portfolios at June 30, 2004, approximately $3.7 million and $20.7 million, respectively, is exposed to foreign currency exchange risk.

FAIR VALUES

For certain of our financial instruments, fair values are not readily available since there are no active trading markets as characterized by current exchanges between willing parties. Accordingly, fair values can only be derived or estimated for these instruments using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated future cash flows is inherently subjective and imprecise. We note that minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values, and that the fair values reflected below are indicative of the interest rate, credit spread and currency rate environments as of June 30, 2004 and do not take into consideration the effects of subsequent interest rate, credit spread or currency rate fluctuations.

We note that the values of our investments in real estate securities and in derivative instruments, primarily interest rate hedges on our debt obligations, are sensitive to changes in market interest rates, interest rate spreads, credit spreads and other market factors. The value of these investments can vary, and has varied, materially from period to period.

Interest Rate Risk

We held the following interest rate risk sensitive instruments at June 30, 2004 (unaudited) (dollars in thousands):

                                                  Carrying     Principal Balance or     Weighted Average   Maturity
                                                    Amount       Notional Amount       Yield/Funding Cost    Date    Fair Value
                                                 -----------   --------------------    ------------------  --------  ----------
ASSETS:

Real estate securities, available for sale (A)   $ 2,510,159   $          2,506,923           6.07%          (A)     $2,510,159
Other securities, available for sale (B)             239,292                266,327           9.06%          (B)        239,292
Real estate related loans (C)                        378,377                380,850           7.32%          (C)        396,293
Residential mortgage loans (D)                       674,149                664,567           2.94%          (D)        674,149
Interest rate caps, treated as hedges (E)              6,155                640,939            N/A           (E)          6,155
Interest rate swaps, treated as hedges (F)            13,293              1,414,395            N/A           (F)         13,293
Non-hedge derivative obligations (G)                    (643)                    (G)           N/A           (G)           (643)

LIABILITIES:

CBO bonds payable (H)                              2,205,404              2,227,500           4.42%          (H)      2,249,376
Other bonds payable (I)                              248,339                248,889           6.65%          (I)        263,265
Notes payable (J)                                    162,660                162,660           3.63%          (J)        163,051
Repurchase agreements (K)                            806,102                806,102           2.24%          (K)        806,102

(A) These securities serve as collateral for our CBO financings and contain various terms, including floating and fixed rates, self-amortizing and interest only. Their weighted average maturity is 6.21 years. The fair value of these securities is estimated by obtaining third party broker quotations, if available and practicable, and counterparty quotations.

(B) These securities have a weighted average maturity of 4.82 years. One of these securities represents a subordinate interest in a CMBS securitization, the balance represent asset backed securities and CMBS. The fair value of these securities is estimated by obtaining third party broker quotations, if available and practicable, and counterparty quotations. The fair value of the first security, for which a quoted market price is not readily available, is estimated by means of a price/yield analysis based on our expected disposition strategy for such asset.

(C)  Represents the following loan portfolios (dollars in thousands):

                             Loan   Carrying  Weighted Avg.  Weighted Average  Floating Rate Loans as a
          Name               Count   Amount       Yield          Maturity        % of Carrying Amount    Fair Value
          ----               -----   ------       -----          --------        --------------------    ----------
ICH CMO Loans                 132   $233,044      8.13%         3.22 years                1.6%           $  250,960
Real Estate Related Loan #1     1     95,333      6.17%         2.37 years              100.0%               95,333

Real Estate Related Loan #2     1     50,000      5.78%         2.64 years              100.0%               50,000
                                    --------      ----                                                   ----------
                                    $378,377      7.32%                                                  $  396,293
                                    ========      ====                                                   ==========

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

(D) This portfolio of residential mortgage loans bears a floating rate of interest and has a weighted maturity of 3.66 years. We believe that, for similar financial instruments with comparable credit risks, the effective rate on this portfolio approximates a market rate. Accordingly, the carrying amount of this portfolio is believed to approximate fair value.

(E)  Represents cap agreements as follows (dollars in thousands):

Notional Balance   Effective Date  Maturity Date    Capped Rate   Strike Rate  Fair Value
----------------   --------------  -------------    -----------   -----------  ----------
    $280,660           Current       March 2009    1-Month LIBOR     6.50%     $    1,665
     280,660           Current     December 2004   1-Month LIBOR      1.32%*          720
      18,000        January 2010    October 2015   3-Month LIBOR     8.00%            805
       8,619        December 2010    June 2015     3-Month LIBOR     7.00%          1,043
      53,000          May 2011     September 2015  1-Month LIBOR     7.50%          1,922
    --------                                                                   ----------
    $640,939                                                                   $    6,155
    ========                                                                   ==========

     *up to 6.50%

     The fair value of these agreements is estimated by obtaining counterparty quotations.

(F)  Represents swap agreements as follows (dollars in the thousands):

 Notional
 Balance    Effective Date  Maturity Date    Swapped Rate   Fixed Rate  Fair Value
 -------    --------------  -------------    ------------   ----------  ----------
$   61,840      Current       July 2005     1-Month LIBOR     6.1755%   $   (1,438)
   290,000      Current       April 2011    3-Month LIBOR     5.9325%      (21,959)
   276,060      Current       March 2013    3-Month LIBOR     3.8650%       16,711
   192,500      Current       March 2015    1-Month LIBOR     4.8880%       (1,603)
   295,400   December 2004    March 2009    1-Month LIBOR*    3.1250%        8,091
   165,300      Current       March 2014    3-Month LIBOR     3.9950%       10,619
    11,000      Current      November 2008  1-Month LIBOR     3.5400%          227
     8,500      Current        July 2018    1-Month LIBOR     4.8300%          112
     6,000      Current      November 2018  1-Month LIBOR     4.4800%           64
    80,000      Current      January 2009   1-Month LIBOR     3.6500%        1,508
     6,500      Current       March 2009    1-Month LIBOR     3.3360%          227
    21,295      Current      January 2009   1-Month LIBOR     3.2900%          734
----------                                                              ----------
$1,414,395                                                              $   13,293
==========                                                              ==========

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

(H) These bonds were valued by discounting expected future payments by a rate calculated based on current market conditions for comparable financial instruments, including market interest rates and credit spreads. The weighted average maturity of the CBO bonds payable is 6.90 years. The CBO bonds payable amortize principal prior to maturity based on collateral receipts, subject to reinvestment requirements.

(I) The Bell Canada Securitization was valued, in U.S. dollars at the period end exchange rate, by discounting expected future payments by a rate calculated by imputing a spread over a market index on the date of borrowing. It amortizes principal periodically with a balloon payment at maturity in April 2012. The ICH CMO bonds were valued by discounting expected future payments by a rate calculated based on current market conditions for comparable financial instruments, including market interest rates and credit spreads. They amortize principal prior to maturity based on collateral receipts and their weighted average maturity is approximately 3.14 years.

(J) The LIV Mortgage was valued, in U.S. dollars at the period end exchange rate, by discounting expected future payments by a rate calculated by imputing a spread over a market index on the date of borrowing. It amortizes principal periodically with a balloon payment at maturity in November 2006. The real estate related loan #1 financing matures in November 2006, bears a floating rate of interest and amortizes principal based on collateral receipts. The real estate related loan #2 financing matures in February 2007, bears a floating rate of interest and amortizes principal based on collateral receipts. We believe that, for similar financial instruments with comparable credit risks, their effective rates approximate market rates. Accordingly, the carrying amounts outstanding are believed to approximate fair value.

(K) These agreements bear floating rates of interest and we believe that, for similar financial instruments with comparable credit risks, the effective rates approximate market rates. Accordingly, the carrying amounts outstanding are believed to approximate fair value. These agreements pay interest only prior to maturity and mature in one to nine months.

Currency Rate Risk

We held the following currency rate risk sensitive balances at June 30, 2004 (unaudited) (U.S. dollars; in thousands, except exchange rates):

                                Carrying               Current       Effect of a 5%        Effect of a 5%
                                 Amount     Local     Exchange     Negative Change in    Negative Change in
                                 (USD)     Currency  Rate to USD       Euro Rate              CAD Rate
                                 -----     --------  -----------       ---------              --------
Assets:

   LIV portfolio                $ 46,924     Euro      0.81974     $           (2,346)                  N/A

   Bell Canada portfolio          52,203     CAD       1.33280                    N/A    $           (2,610)

   LIV other, net                  2,567     Euro      0.81974                   (128)                  N/A

   Bell Canada other, net          6,606     CAD       1.33280                    N/A                  (330)

Liabilities:

   LIV Mortgage                   45,744     Euro      0.81974                  2,287                   N/A

   Bell Canada Securitization     38,124     CAD       1.33280                    N/A                 1,906
                                                                   ------------------    ------------------
   Total                                                           $             (187)   $           (1,034)
                                                                   ==================    ==================

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 27, 2004, the Company held its annual meeting of stockholders at the Four Seasons Hotel, 57 East 57th Street, New York, New York 10022.

Proxies for the meeting were solicited on behalf of the Board of Directors of the Company pursuant to Regulation 14A of the General Rules and Regulations of the SEC. There was no solicitation in opposition to the Board of Directors' nominee for election as director as listed in the Proxy Statement, and the nominee was elected.

The stockholders voted, in person or by proxy, on: (i) a proposal to elect one Class II director to serve until the 2007 annual meeting of stockholders or until his successor is elected and duly qualified; and (ii) a proposal to approve the appointment of Ernst & Young LLP as independent auditors for the Company for fiscal year 2004.

The results of the voting are shown below:

Proposal 1: Election of Director

    Name                               For                          Withheld Vote
    ----                               ---                          -------------
David J. Grain                      30,753,014                         182,850

Proposal 2: Approval of Independent Auditors.

For:  30,775,405
Against: 127,900
Abstain:  32,559

ITEM 5. OTHER INFORMATION

In February, 2004, we issued to an employee of our Manager 37,000 shares of our common stock upon exercise of stock options held by such employee at an exercise price of $13.00 per share. The transaction was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof.

In May, 2004, we issued to certain employees of our Manager an aggregate of 70,000 shares of our common stock upon exercise of stock options held by such employees. 66,000 options were exercised at a price of $13.00 per share and 4,000 options were exercised at a price of $20.35 per share. The transactions were exempt from the registration requirements of the Securities Act pursuant to
Section 4(2) thereof.

In May, 2003, we issued 537 shares of our common stock to each of our directors, other than Mr. Edens (for a total of 2,148 shares) pursuant to the Newcastle Investment Corp. Nonqualified Stock Option and Incentive Award Plan, which provides for automatic annual awards of shares of our common stock valued at $15,000, based on the closing price of our shares on the New York Stock Exchange on the date of grant. The transaction was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof.

In June 2004, we issued to one of our directors 500 shares of our common stock upon exercise of stock options held by such director at an exercise price of $17.50 per share. The transaction was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof.

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

(b) Reports on Form 8-K filed by the registrant during its fiscal quarter ended June 30, 2004:

Form 8-K, Item 12, filed with the Securities and Exchange Commission on April 29, 2004, regarding the Registrant's results of operations for the three months ended March 31, 2004.

Form 8-K, Item 5 and Item 7, filed with the Securities and Exchange Commission on May 24, 2004, regarding the Registrant's issuance and sale of 3,450,000 shares of its common stock.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                           NEWCASTLE INVESTMENT CORP.
                           --------------------------

                                  (REGISTRANT)

                                    By: /s/ Wesley R. Edens
                                        ----------------------------------------
                                        Wesley R. Edens
                                        Chairman of the Board
                                        Chief Executive Officer
                                        Date: August 9, 2004

                                    By: /s/ Debra A. Hess
                                        ----------------------------------------
                                        Debra A. Hess
                                        Chief Financial Officer
                                        Date: August 9, 2004