Form 10-Q
period 2004-09-30
NEWCASTLE INVESTMENT CORP
filed 2004-11-05
CIK 1175483

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

                                       or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from -------------------- to -------------------

                        Commission File Number: 001-31458

                           NEWCASTLE INVESTMENT CORP.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    Maryland                               81-0559116
---------------------------------------------    -------------------------------
(State or other jurisdiction of incorporation    (I.R.S. Employer Identification
              or organization)                                No.)

  1251 Avenue of the Americas, New York, NY                  10020
  -----------------------------------------                ----------
   (Address of principal executive offices)                (Zip Code)

                                 (212) 798-6100
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

      ---------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act). Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

COMMON STOCK, $0.01 PAR VALUE PER SHARE: 38,234,481 SHARES OUTSTANDING AS OF NOVEMBER 5, 2004.

                           NEWCASTLE INVESTMENT CORP.
                                    FORM 10-Q

                                      INDEX

                                                                                                                          PAGE
                                                                                                                          ----
PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheets as of September 30, 2004 (unaudited) and December 31, 2003                              1

        Consolidated Statements of Income (unaudited) for the three and nine months ended September 30, 2004 and 2003       2

        Consolidated Statements of Stockholders' Equity (unaudited) for the nine months ended September 30, 2004 and 2003   3

        Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2004 and 2003             4

        Notes to Consolidated Financial Statements (unaudited)                                                              6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations                              13

Item 3. Quantitative and Qualitative Disclosures About Market Risk                                                         25

Item 4. Controls and Procedures                                                                                            30

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                                                                32

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds                                                      32

Item 3.   Defaults upon Senior Securities                                                                                  32

Item 4.   Submission of Matters to a Vote of Security Holders                                                              32

Item 5.   Other Information                                                                                                32

Item 6.   Exhibits                                                                                                         32

SIGNATURES                                                                                                                 33

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

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

                                                                                SEPTEMBER 30, 2004
                                                                                    (UNAUDITED)      DECEMBER 31, 2003
                                                                                ------------------   -----------------
ASSETS

  Real estate securities, available for sale                                        $ 3,079,852         $ 2,089,712
  Real estate securities portfolio deposit                                                    -              19,541
  Other securities, available for sale                                                  256,073             221,577
  Real estate related loans, net                                                        352,275             341,193
  Investments in unconsolidated subsidiaries                                             53,397              30,640
  Operating real estate, net                                                             91,112             102,995
  Real estate held for sale                                                              11,355              29,404
  Residential mortgage loans, net                                                       711,056             586,237
  Cash and cash equivalents                                                              62,598              60,403
  Restricted cash                                                                        13,232              13,132
  Deferred costs, net                                                                     6,968              10,304
  Receivables and other assets                                                           31,696              27,943
                                                                                    -----------         -----------
                                                                                    $ 4,669,614         $ 3,533,081
                                                                                    ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

  CBO bonds payable                                                                 $ 2,656,247         $ 1,793,533
  Other bonds payable                                                                   235,245             260,674
  Notes payable                                                                         154,556             154,562
  Repurchase agreements                                                                 824,340             715,783
  Derivative liabilities                                                                 27,669              32,457
  Dividends payable                                                                      23,956              16,703
  Due to affiliates                                                                       7,013               2,445
  Accrued expenses and other liabilities                                                 12,998              17,561
                                                                                    -----------         -----------
                                                                                      3,942,024           2,993,718
                                                                                    -----------         -----------
STOCKHOLDERS' EQUITY

  Preferred stock, $0.01 par value, 100,000,000 shares authorized, 2,500,000 shares of Series B Cumulative Redeemable Preferred Stock, liquidation
   preference $25.00 per share, issued and outstanding                                   62,500              62,500
  Common stock, $0.01 par value, 500,000,000 shares authorized, 38,234,481 and
   31,374,833 shares issued and outstanding at September 30, 2004 and
   December 31, 2003, respectively                                                          382                 314
  Additional paid-in capital                                                            625,937             451,806
  Dividends in excess of earnings                                                       (15,955)            (14,670)
  Accumulated other comprehensive income                                                 54,726              39,413
                                                                                    -----------         -----------
                                                                                        727,590             539,363
                                                                                    -----------         -----------
                                                                                    $ 4,669,614         $ 3,533,081
                                                                                    ===========         ===========

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(dollars in thousands, except share data)

                                                                  THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                                                  --------------------------------   -------------------------------
                                                                         2004           2003             2004              2003
                                                                  ---------------   --------------   ---------------  --------------
REVENUES

 Interest income                                                    $     55,770     $     33,909     $    160,942    $     89,743
 Rental and escalation income                                              3,817            4,839           13,341          15,064
 Gain on settlement of investments                                         6,227            2,928           15,809           9,047
                                                                    ------------     ------------     ------------    ------------
                                                                          65,814           41,676          190,092         113,854
                                                                    ------------     ------------     ------------    ------------
EXPENSES

 Interest expense                                                         34,645           19,655           97,684          53,336
 Property operating expense                                                1,946            1,920            6,143           6,475
 Loan and security servicing expense                                         742              665            2,385           1,588
 General and administrative expense                                        1,259              671            3,715           2,268
 Management fee to affiliate                                               2,790            1,783            7,750           4,537
 Incentive compensation to affiliate                                       2,494            1,436            6,104           4,392
 Depreciation and amortization                                               550              498            1,622           1,450
                                                                    ------------     ------------     ------------    ------------
                                                                          44,426           26,628          125,403          74,046
                                                                    ------------     ------------     ------------    ------------
Income before equity in earnings of unconsolidated subsidiaries           21,388           15,048           64,689          39,808
Equity in earnings of unconsolidated subsidiaries                          4,893                -            8,334               -
Income taxes on related taxable subsidiaries                              (1,714)               -           (1,714)              -
                                                                    ------------     ------------     ------------    ------------
Income from continuing operations                                         24,567           15,048           71,309          39,808
Income (loss) from discontinued operations                                   401             (342)          (1,316)           (582)
                                                                    ------------     ------------     ------------    ------------
NET INCOME                                                                24,968           14,706           69,993          39,226
Preferred dividends                                                       (1,523)          (1,523)          (4,570)         (3,250)
                                                                    ------------     ------------     ------------    ------------
INCOME AVAILABLE FOR COMMON STOCKHOLDERS                            $     23,445     $     13,183     $     65,423    $     35,976
                                                                    ============     ============     ============    ============
NET INCOME PER SHARE OF COMMON STOCK
  BASIC                                                             $       0.61     $       0.48     $       1.80    $       1.45
                                                                    ============     ============     ============    ============
  DILUTED                                                           $       0.60     $       0.48     $       1.77    $       1.44
                                                                    ============     ============     ============    ============
Income from continuing operations per share of common stock, after preferred dividends
  Basic                                                             $       0.60     $       0.49     $       1.84    $       1.47
                                                                    ============     ============     ============    ============
  Diluted                                                           $       0.59     $       0.49     $       1.81    $       1.46
                                                                    ============     ============     ============    ============
Income (loss) from discontinued operations per share of common stock
  Basic                                                             $       0.01     $      (0.01)    $      (0.04)   $      (0.02)
                                                                    ============     ============     ============    ============
  Diluted                                                           $       0.01     $      (0.01)    $      (0.04)   $      (0.02)
                                                                    ============     ============     ============    ============
WEIGHTED AVERAGE NUMBER OF SHARES OF
  COMMON STOCK OUTSTANDING
  BASIC                                                               38,234,481       27,340,057       36,273,142      24,786,517
                                                                    ============     ============     ============    ============
  DILUTED                                                             38,882,991       27,620,076       36,851,038      24,987,583
                                                                    ============     ============     ============    ============
DIVIDENDS DECLARED PER COMMON SHARE                                 $       0.60     $       0.50     $       1.80    $       1.45
                                                                    ============     ============     ============    ============

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(dollars in thousands)




                                                                                          PREFERRED STOCK          COMMON STOCK
                                                                                          ---------------          ------------
                                                                                      SHARES       AMOUNT       SHARES      AMOUNT
                                                                                     -------     ----------   ----------    ------
STOCKHOLDERS' EQUITY - DECEMBER 31, 2003                                             2,500,000   $   62,500   31,374,833    $ 314
Dividends declared                                                                           -            -            -        -
Issuance of common stock                                                                     -            -    6,750,000       67
Exercise of common stock options                                                             -            -      107,500        1
Issuance of common stock to directors                                                        -            -        2,148        -
Comprehensive income:
 Net income                                                                                  -            -            -        -
 Unrealized gain on securities                                                               -            -            -        -
 Reclassification of realized (gains) on securities into earnings                            -            -            -        -
 Foreign currency translation                                                                -            -            -        -
 Reclassification of realized foreign currency translation into earnings                     -            -            -        -
 Unrealized gain on derivatives designated as cash flow hedges                               -            -            -        -
 Reclassification of realized losses on derivatives designated as cash flow
   hedges into earnings                                                                      -            -            -        -

Total comprehensive income
                                                                                     ---------   ----------   ----------    -----
STOCKHOLDERS' EQUITY - SEPTEMBER 30, 2004                                            2,500,000   $   62,500    38,234,81    $ 382
                                                                                     =========   ==========   ==========    =====
STOCKHOLDERS' EQUITY - DECEMBER 31, 2002                                                     -   $        -   23,488,517    $ 235
Dividends declared                                                                           -            -            -        -
Issuance of preferred stock                                                          2,500,000       62,500            -        -
Issuance of common stock to directors                                                        -            -        1,540        -
Issuance of common stock                                                                     -            -    4,600,000       46
Comprehensive income:
 Net income                                                                                  -            -            -        -
 Unrealized gain on securities                                                               -            -            -        -
 Reclassification of realized (gains) on securities into earnings                            -            -            -        -
 Foreign currency translation                                                                -            -            -        -
 Unrealized (loss) on derivatives designated as cash flow hedges                             -            -            -        -

 Total comprehensive income
                                                                                     ---------   ----------   ----------    -----
STOCKHOLDERS' EQUITY - SEPTEMBER 30, 2003                                            2,500,000   $   62,500   28,090,057    $ 281
                                                                                     =========   ==========   ==========    =====

                                                                                                              ACCUM.
                                                                                 ADDITIONAL    DIVIDENDS      OTHER     TOTAL STOCK-
                                                                                  PAID-IN    IN EXCESS OF     COMP.       HOLDERS'
                                                                                  CAPITAL      EARNINGS       INCOME       EQUITY
                                                                                 ---------    ---------     ----------  ------------
STOCKHOLDERS' EQUITY - DECEMBER 31, 2003                                         $  451,806   $  (14,670)   $   39,413    $ 539,363
Dividends declared                                                                        -      (71,278)            -      (71,278)
Issuance of common stock                                                            172,643            -             -      172,710
Exercise of common stock options                                                      1,428            -             -        1,429
Issuance of common stock to directors                                                    60            -             -           60
Comprehensive income:
 Net income                                                                               -       69,993             -       69,993
 Unrealized gain on securities                                                            -            -        26,468       26,468
 Reclassification of realized (gains) on securities into earnings                         -            -       (12,547)     (12,547)
 Foreign currency translation                                                             -            -           535          535
 Reclassification of realized foreign currency translation into earnings                  -            -          (396)        (396)
 Unrealized gain on derivatives designated as cash flow hedges                            -            -         1,193        1,193
 Reclassification of realized losses on derivatives designated as cash
   flow hedges into earnings                                                              -            -            60           60
                                                                                                                          ---------
Total comprehensive income                                                                                                   85,306
                                                                                 ----------   ----------    ----------    ---------
STOCKHOLDERS' EQUITY - SEPTEMBER 30, 2004                                        $  625,937   $  (15,955)   $   54,726    $ 727,590
                                                                                 ==========   ==========    ==========    =========
STOCKHOLDERS' EQUITY - DECEMBER 31, 2002                                         $  290,935   $  (13,966)   $    7,037    $ 284,241
Dividends declared                                                                        -      (39,610)            -      (39,610)
Issuance of preferred stock                                                          (2,436)           -             -       60,064
Issuance of common stock to directors                                                    30            -             -           30
Issuance of common stock                                                             88,571            -             -       88,617
Comprehensive income:
 Net income                                                                               -       39,226             -       39,226
 Unrealized gain on securities                                                            -            -        32,654       32,654
 Reclassification of realized (gains) on securities into earnings                         -            -        (9,260)      (9,260)
 Foreign currency translation                                                             -            -         3,991        3,991
 Unrealized (loss) on derivatives designated as cash flow hedges                          -            -        (3,934)      (3,934)
                                                                                                                          ---------
 Total comprehensive income                                                                                                  62,677
                                                                                 ----------   ----------    ----------    ---------
STOCKHOLDERS' EQUITY - SEPTEMBER 30, 2003                                        $  377,100   $  (14,350)   $   30,488    $ 456,019
                                                                                 ==========   ==========    ==========    =========

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
(dollars in thousands)

                                                                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                                                                                ---------------------------------
                                                                                                      2004            2003
                                                                                                --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                                                     $    69,993      $    39,226
 Adjustments to reconcile net income to net cash provided by operating activities
 (inclusive of amounts related to discontinued operations):
   Depreciation and amortization                                                                      1,675            2,263
   Accretion of discount and other amortization                                                          81           (3,097)
   Equity in earnings of unconsolidated subsidiaries                                                 (8,334)               -
   Deferred rent                                                                                     (1,112)          (1,292)
   Gain on settlement of investments                                                                (14,600)          (9,182)
   Unrealized gain on non-hedge derivatives                                                          (2,559)          (3,065)
   Non-cash directors' compensation                                                                      60               30

Change in:
   Restricted cash                                                                                     (390)          (2,972)
   Receivables and other assets                                                                      (2,380)          (5,957)
   Due to affiliates                                                                                  4,568              711
   Accrued expenses and other liabilities                                                            (4,841)           2,194
                                                                                                -----------      -----------
       Net cash provided by operating activities                                                     42,161           18,859
                                                                                                -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of real estate securities                                                              (1,206,707)      (1,086,214)
 Proceeds from sale of real estate securities                                                       153,105          145,993
 Deposit on real estate securities (treated as a derivative)                                        (55,408)         (40,602)
 Purchase of other securities                                                                       (83,987)         (48,692)
 Proceeds from sale of other securities                                                              26,385                -
 Purchase of loans                                                                                 (400,365)        (358,594)
 Repayments of loan and security principal                                                          340,494           61,618
 Proceeds from settlement of loans                                                                  123,595          164,406
 Purchase and improvement of operating real estate                                                     (292)            (316)
 Proceeds from sale of operating real estate                                                         27,426            5,228
 Contributions to unconsolidated subsidiaries                                                       (26,789)               -
 Distributions from unconsolidated subsidiaries                                                      12,366                -
 Payment of deferred costs                                                                             (276)               -
                                                                                                -----------      -----------
       Net cash used in investing activities                                                     (1,090,453)      (1,157,173)
                                                                                                -----------      -----------

Continued on Page 5

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
(dollars in thousands)

                                                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                                                     -------------------------------
                                                                                           2004              2003
                                                                                     ----------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Issuance of CBO bonds payable                                                            859,643          921,513
 Repayments of other bonds payable                                                        (26,762)          (3,084)
 Borrowings under notes payable                                                            40,000                -
 Repayments of notes payable                                                              (38,612)            (667)
 Borrowings under repurchase agreements                                                   368,300          340,591
 Repayments of repurchase agreements                                                     (259,743)        (181,020)
 Issuance of preferred stock                                                                    -           62,500
 Costs related to issuance of preferred stock                                                   -           (2,436)
 Issuance of common stock                                                                 175,628           93,610
 Costs related to issuance of common stock                                                 (2,918)          (4,993)
 Exercise of common stock options                                                           1,429                -
 Dividends paid                                                                           (64,025)         (33,710)
 Payment of deferred financing costs                                                       (2,453)          (5,354)
                                                                                       ----------         --------
       Net cash provided by financing activities                                        1,050,487        1,186,950
                                                                                       ----------         --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        2,195           48,636

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                             60,403           45,463
                                                                                      -----------      -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                              $    62,598      $    94,099
                                                                                      ===========      ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

 Cash paid during the period for interest expense                                     $    94,569      $    53,714

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

 Common stock dividends declared but not paid                                         $    22,940      $    14,045
 Preferred stock dividends declared but not paid                                      $     1,016      $     1,016
 Deposits used in acquisition of real estate securities (treated as a derivative)     $    75,824      $    81,492

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2004
(dollars in tables in thousands, except per share data)

1. GENERAL

Newcastle Investment Corp. (and its subsidiaries, "Newcastle") is a Maryland corporation that was formed in June 2002. Newcastle conducts its business through four primary segments: (i) real estate securities, (ii) real estate related loans, (iii) operating real estate, and (iv) residential mortgage loans.

In October 2002, Newcastle sold 7.0 million shares of its common stock in its initial public offering (the "IPO") at a price to the public of $13.00 per share, for net proceeds of approximately $80.0 million. During 2003, Newcastle sold an aggregate of approximately 7.9 million shares of its common stock in two public offerings for net proceeds of approximately $163.3 million. During the first nine months of 2004, Newcastle sold an aggregate of approximately 6.8 million shares of its common stock in two public offerings for net proceeds of approximately $172.7 million. Newcastle had 38,234,481 shares of common stock outstanding at September 30, 2004. Approximately 2.3 million shares of Newcastle's common stock were held by an affiliate of the Manager (as defined below) at September 30, 2004. In addition, an affiliate of the Manager held options to purchase approximately 1.4 million shares of Newcastle's common stock at September 30, 2004.

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

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2004
(dollars in tables in thousands, except per share data)

Summary financial data on Newcastle's segments is given below, together with a reconciliation to the same data for Newcastle as a whole:

                                                                                            Residential
                                               Real Estate    Real Estate    Operating Real   Mortgage
                                               Securities    Related Loans      Estate        Loans        Unallocated     Total
                                               -----------   -------------   -------------- -----------   ------------  -----------
September 30, 2004 and the Nine Months
 then Ended
Gross revenues                                 $   143,012    $   19,971     $  13,363      $   13,331    $       415   $   190,092
Operating expenses                                    (722)          (32)       (6,541)         (1,691)       (17,111)      (26,097)
                                               -----------    ----------     ---------      ----------    -----------   -----------
Operating income (loss)                            142,290        19,939         6,822          11,640        (16,696)      163,995
Interest expense                                   (72,858)      (13,845)       (3,773)         (7,208)             -       (97,684)
Depreciation and amortization                            -             -        (1,621)              -             (1)       (1,622)
Equity in earnings of unconsolidated
 subsidiaries                                            -         2,922         5,412               -              -         8,334
Income taxes on related taxable subsidiaries             -             -        (1,714)              -              -        (1,714)
                                               -----------    ----------     ---------      ----------    -----------   -----------
Income (loss) from continuing operations            69,432         9,016         5,126           4,432        (16,697)       71,309
Income from discontinued operations                      -             -        (1,316)              -              -        (1,316)
                                               -----------    ----------     ---------      ----------    -----------   -----------
Net Income (Loss)                              $    69,432    $    9,016     $   3,810      $    4,432    $   (16,697)  $    69,993
                                               ===========    ==========     =========      ==========    ===========   ===========
Revenue derived from non-US sources:
   Canada                                      $         -    $        -     $  10,338      $        -    $         -   $    10,338
                                               ===========    ==========     =========      ==========    ===========   ===========
   Belgium                                     $         -    $        -     $   3,955      $        -    $         -   $     3,955
                                               ===========    ==========     =========      ==========    ===========   ===========
Total assets                                   $ 3,389,049    $  359,879     $ 147,321      $  714,101    $    59,264   $ 4,669,614
                                               ===========    ==========     =========      ==========    ===========   ===========
Long-lived assets outside the US:
   Canada                                      $         -    $        -     $  54,829      $        -    $         -   $    54,829
                                               ===========    ==========     =========      ==========    ===========   ===========
   Belgium                                     $         -    $        -     $  47,638      $        -    $         -   $    47,638
                                               ===========    ==========     =========      ==========    ===========   ===========
December 31, 2003

Total assets                                   $ 2,385,265    $  353,779     $ 146,635      $  587,831    $    59,571   $ 3,533,081
                                               ===========    ==========     =========      ==========    ===========   ===========
Long-lived assets outside the US:
   Canada                                      $         -    $        -     $  54,250      $        -    $         -   $    54,250
                                               ===========    ==========     =========      ==========    ===========   ===========
   Belgium                                     $         -    $        -     $  78,149      $        -    $         -   $    78,149
                                               ===========    ==========     =========      ==========    ===========   ===========
Three Months Ended September 30, 2004

Gross revenues                                 $    50,773    $    6,114     $   3,825      $    4,888    $       214   $    65,814
Operating expenses                                    (149)          (18)       (2,127)           (600)        (6,337)       (9,231)
                                               -----------    ----------     ---------      ----------    -----------   -----------
Operating income (loss)                             50,624         6,096         1,698           4,288         (6,123)       56,583
Interest expense                                   (26,487)       (4,145)       (1,180)         (2,833)             -       (34,645)
Depreciation and amortization                            -             -          (549)              -             (1)         (550)
Equity in earnings of unconsolidated
 subsidiaries                                            -           944         3,949               -              -         4,893
Income taxes on related taxable subsidiaries             -             -        (1,714)              -              -        (1,714)
                                               -----------    ----------     ---------      ----------    -----------   -----------
Income (loss) from continuing operations            24,137         2,895         2,204           1,455         (6,124)       24,567
Income from discontinued operations                      -             -           401               -              -           401
                                               -----------    ----------     ---------      ----------    -----------   -----------
Net Income (Loss)                              $    24,137    $    2,895     $   2,605      $    1,455    $    (6,124)  $    24,968
                                               ===========    ==========     =========      ==========    ===========   ===========
Revenue derived from non-US sources:
   Canada                                      $         -    $        -     $   2,895      $        -    $         -   $     2,895
                                               ===========    ==========     =========      ==========    ===========   ===========
   Belgium                                     $         -    $        -     $   1,650      $        -    $         -   $     1,650
                                               ===========    ==========     =========      ==========    ===========   ===========

Continued on Page 8

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2004
(dollars in tables in thousands, except per share data)

                                                Real Estate  Real Estate    Operating Real   Residential
                                                Securities   Related Loans     Estate       Mortgage Loans  Unallocated    Total
                                                -----------  ------------- ---------------  --------------  -----------  ----------
Nine Months Ended September 30, 2003
Gross revenues                                  $  88,882    $         -   $  15,074        $       9,732   $    166     $ 113,854
Operating expenses                                   (604)             -      (6,966)              (1,097)   (10,593)      (19,260)
                                                ---------    ----------    ---------        -------------   --------     ---------
Operating income (loss)                            88,278              -       8,108                8,635    (10,427)       94,594
Interest expense                                  (45,522)             -      (3,304)              (4,510)         -       (53,336)
Depreciation and amortization                           -              -      (1,450)                   -          -        (1,450)
                                                ---------    ----------    ---------        -------------   --------     ---------
Income (loss) from continuing operations           42,756              -       3,354                4,125    (10,427)       39,808
Income (loss) from discontinued operations              -              -        (582)                   -          -          (582)
                                                ---------    ----------    ---------        -------------   --------     ---------
Net Income (Loss)                               $  42,756    $         -   $   2,772        $       4,125   $(10,427)    $  39,226
                                                =========    ===========   =========        =============   ========     =========
Revenue derived from non-US sources:
  Canada                                        $       -    $         -   $  12,774        $           -   $      -     $  12,774
  Belgium                                       $       -    $         -   $   5,609        $           -   $      -     $   5,609
                                                =========    ===========   =========        =============   ========     =========
Three Months Ended September 30, 2003

Gross revenues                                  $  33,444    $         -   $   4,850        $       3,288   $     94     $  41,676
Operating expenses                                   (275)             -      (2,054)                (432)    (3,714)       (6,475)
                                                ---------     ----------   ---------        -------------   --------     ---------
Operating income (loss)                            33,169              -       2,796                2,856     (3,620)       35,201
Interest expense                                  (16,958)             -      (1,109)              (1,588)         -       (19,655)
Depreciation and amortization                           -              -        (498)                   -          -          (498)
                                                ---------     ----------   ---------        -------------   --------     ---------
Income (loss) from continuing operations           16,211              -       1,189                1,268     (3,620)       15,048
Income from discontinued operations                     -              -        (342)                   -          -          (342)
                                                ---------     ----------   ---------        -------------   --------     ---------
Net Income (Loss)                               $  16,211    $         -   $     847        $       1,268   $ (3,620)    $  14,706
                                                =========    ===========   =========        =============   ========     =========
Revenue derived from non-US sources:
  Canada                                        $       -    $         -   $   3,949        $           -   $      -     $   3,949
                                                =========    ===========   =========        =============   ========     =========
  Belgium                                       $       -    $         -   $   1,686        $           -   $      -     $   1,686
                                                =========    ===========   =========        =============   ========     =========

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2004
(dollars in tables in thousands, except per share data)

3. REAL ESTATE SECURITIES

The following is a summary of Newcastle's real estate securities at September 30, 2004, all of which are classified as available for sale and are therefore marked to market through other comprehensive income pursuant to SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities."

                                                          Gross Unrealized                               Weighted Average
                                                        --------------------                 ---------------------------------------
                             Current Face    Amortized                                                                      Maturity
                               Amount       Cost Basis    Gains      Losses   Carrying Value  S&P Rating    Coupon   Yield  (Years)
                             ------------   ----------  ---------  ---------  --------------  -----------  -------  ------ --------
Portfolio I
   CMBS                      $   321,041    $   295,945 $   28,400 $  (3,024)   $   321,321      BB+        6.85%    8.72%   6.05
   Unsecured REIT debt           232,261        233,525     15,726    (1,068)       248,183      BBB-       6.47%    6.36%   6.64
                             -----------    ----------- ---------- ---------    -----------      ----      -----     ----    ----
   Subtotal - Portfolio I        553,302        529,470     44,126    (4,092)       569,504      BBB-       6.69%    7.68%   6.30
                             -----------    ----------- ---------- ---------    -----------      ----      -----     ----    ----
Portfolio II
   CMBS                          238,807        231,913     17,686      (665)       248,934      BBB-       6.33%    6.97%   6.24
   Unsecured REIT debt           144,371        144,117     12,566      (402)       156,281      BBB-       7.19%    7.19%   7.21
   Asset-backed securities        72,521         70,762      2,131    (3,326)        69,567      A-         6.51%    7.09%   6.28
                             -----------    ----------- ---------- ---------    -----------      ----      -----     ----    ----
   Subtotal - Portfolio II       455,699        446,792     32,383    (4,393)       474,782      BBB-       6.63%    7.06%   6.55
                             -----------    ----------- ---------- ---------    -----------      ----      -----     ----    ----
Portfolio III
   CMBS                          299,532        311,259      5,100      (242)       316,117      BBB        6.11%    5.36%   6.05
   Unsecured REIT debt            97,110        101,368      5,032         -        106,400      BBB        6.88%    6.12%   7.73
   Asset-backed securities        72,030         70,665      1,117      (452)        71,330      A-         4.50%    5.04%   3.96
                             -----------    ----------- ---------- ---------    -----------      ----      -----     ----    ----
   Subtotal - Portfolio III      468,672        483,292     11,249      (694)       493,847      BBB        6.02%    5.47%   6.08
                             -----------    ----------- ---------- ---------    -----------      ----      -----     ----    ----
Portfolio IV
   CMBS                          298,683        291,071      7,951      (149)       298,873      BBB        4.83%    5.30%   4.42
   Unsecured REIT debt           105,848        109,475      5,558       (17)       115,016      BBB        6.60%    5.95%   7.66
   Asset-backed securities        49,467         46,818      2,624         -         49,442      A-         5.19%    6.02%   5.46
                             -----------    ----------- ---------- ---------    -----------      ----      -----     ----    ----
   Subtotal - Portfolio IV       453,998        447,364     16,133      (166)       463,331      BBB        5.28%    5.54%   5.29
                             -----------    ----------- ---------- ---------    -----------      ----      -----     ----    ----
Portfolio V
   CMBS                          273,894        270,301      1,761    (2,412)       269,650      BBB-       5.05%    5.16%   6.26
   Unsecured REIT debt            77,445         81,599         86    (2,252)        79,433      BBB        5.80%    5.06%   8.73
   Asset-backed securities        90,905         91,070        430      (113)        91,387      A-         3.47%    3.47%   4.47
                             -----------    ----------- ---------- ---------    -----------      ----      -----     ----    ----
   Subtotal - Portfolio V        442,244        442,970      2,277    (4,777)       440,470      BBB        4.86%    4.79%   6.33
                             -----------    ----------- ---------- ---------    -----------      ----      -----     ----    ----
Portfolio VI
   CMBS                          194,020        194,192          -    (1,520)       192,672      BBB-       5.34%    5.34%   8.10
   Unsecured REIT debt            82,904         86,133          -      (546)        85,587      BBB-       6.03%    5.51%   9.89
   Asset-backed securities       101,416        101,502         66       (79)       101,489      A-         3.13%    3.16%   4.84
                             -----------    ----------- ---------- ---------    -----------      ----      -----     ----    ----
   Subtotal - Portfolio VI       378,340        381,827         66    (2,145)       379,748      BBB        4.90%    4.80%   7.62
                             -----------    ----------- ---------- ---------    -----------      ----      -----     ----    ----
Total Real Estate
   Securities*               $ 2,752,255    $ 2,731,715 $  106,234 $ (16,267)   $ 2,821,682      BBB-       5.79%    5.97%   6.32
                             ===========    =========== ========== =========    ===========      ====      =====     ====    ====
Other Securities
   Rated                     $   260,587    $   238,792 $    4,986 $    (670)    $  243,108        B        6.72%    8.00%   4.34
   Unrated                        16,558         12,965          -         -         12,965      N/R       11.91%   19.19%   2.38
                             -----------    ----------- ---------- ---------    -----------      ----      -----     ----    ----
Total Other Securities       $   277,145    $   251,757 $    4,986 $    (670)   $   256,073       B         7.03%    8.53%   4.22
                             ===========    =========== ========== =========    ===========      ====      =====     ====    ====
Total Securities**           $ 3,029,400    $ 2,983,472 $  111,220 $ (16,937)   $ 3,077,755      BBB-       5.91%    6.18%   6.13
                             ===========    =========== ========== =========    ===========      ====      =====     ====    ====

*Carrying value excludes restricted cash of $258.2 million included in Real Estate Securities pending its reinvestment.

**The total current face amount of fixed rate securities was $2,215.1 million, and of floating rate securities was $814.3 million.

Unrealized losses that are considered other than temporary are recognized currently in income. There were no such losses incurred during the nine months ended September 30, 2004. The unrealized losses on Newcastle's securities are primarily the result of market factors, rather than credit impairment, and Newcastle believes their carrying amounts are fully recoverable.
One of the securities had an immaterial interest shortfall at September 30, 2004, which has subsequently been brought current; no other securities are delinquent.

Securities in an Unrealized Loss Position

Less Than Twelve Months      $   892,131    $   887,301 $       -  $  (9,689)   $   877,612      BB+        5.42%    5.41%   6.85
Twelve or More Months             84,462         78,646         -     (7,248)        71,398      BB         5.28%    7.26%   4.49
                             -----------    ----------- ---------  ---------    -----------      ---        ----     ----    ----
Total                        $   976,593    $   965,947 $       -  $ (16,937)   $   949,010      BB+        5.40%    5.56%   6.65
                             ===========    =========== =========  =========    ===========      ===        ====     ====    ====

The unrealized losses on the securities in the "Twelve or More Months" category were primarily caused by changes in credit spreads which management believes to be temporary; no material loss is expected to be realized on such securities.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2004
(dollars in tables in thousands, except per share data)

4. RECENT ACTIVITIES

In October 2004, Newcastle executed an agreement with a major investment bank for the right to purchase commercial mortgage backed securities, unsecured REIT debt, real estate loans and other asset-backed securities (the "Portfolio VII Collateral") for its next real estate securities portfolio which is targeted to be approximately $500 million. The agreement will be treated as a non-hedge derivative for accounting purposes and will therefore be marked-to-market through income. The Portfolio VII Collateral is expected to be included in a financing transaction in which Newcastle would acquire the equity interest ("CBO VII"). Although Newcastle currently anticipates completing CBO VII in the near term, there is no assurance that CBO VII will be consummated or on what terms it will be consummated.

In July 2004, Newcastle refinanced $342.5 million of the AAA and AA bonds in its first collateralized debt obligation which was issued in 1999. $322.5 million of AAA bonds were refinanced at LIBOR + 0.30% from LIBOR + 0.65% and $20.0 million of AA bonds were refinanced at LIBOR + 0.50% from LIBOR + 0.80%. In connection with this transaction, Newcastle incurred approximately $1.5 million of costs, which are included in "Gain on Settlement of Investments."

In June 2004, Newcastle consummated the sale of five properties in its LIV portfolio in Belgium. These properties had been classified as held for sale since December 2003. Newcastle recognized a $1.5 million loss on this sale in December 2003. In addition, Newcastle recognized a $1.2 million loss in 2004, primarily related to the prepayment of the $25.4 million of debt on such properties.

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

In May 2004, Newcastle executed an agreement with a major investment bank for the right to purchase commercial mortgage backed securities, unsecured REIT debt, real estate loans and other asset-backed securities (the "Portfolio VI Collateral") for its next real estate securities portfolio. The agreement was treated as a non-hedge derivative for accounting purposes and was therefore marked-to-market through current income; a gain of approximately $1.6 million has been recorded in interest income through September 30, 2004. In September 2004, Newcastle completed its sixth CBO financing, CBO VI, whereby the Portfolio VI Collateral was purchased by a consolidated subsidiary which issued $454.5 million face amount of investment grade senior bonds and $45.5 million face amount of non-investment grade subordinated bonds, which were retained by Newcastle, in a private placement. Four classes of the senior bonds bear floating interest rates. Newcastle obtained an interest rate swap in order to hedge its exposure to the risk of changes in market interest rates with respect to these bonds.

In March 2004, Newcastle committed to a plan to sell one property in the LIV portfolio (in addition to the five classified as held for sale at December 31, 2003 and sold in June 2004). Newcastle expects a sale of this property be completed by the first quarter of 2005. Accordingly, this property has been reclassified as Real Estate Held for Sale. Although Newcastle currently anticipates completing this sale in the near term, there is no assurance that this sale will be completed or on what terms it will be completed. Pursuant to SFAS No. 144, Newcastle has retroactively recorded the operations of such property, including the interest expense on the related mortgage balance which would be repaid upon its sale, in Income from Discontinued Operations for all periods presented.

In 2003, Newcastle entered into an agreement for the right to purchase securities (the "Portfolio V Collateral") for its next real estate securities portfolio. The agreement was treated as a non-hedge derivative for accounting purposes and was therefore marked-to-market through current income; a gain of approximately $1.1 million has been recorded during the period ended September 30, 2004. In March 2004, Newcastle completed its fifth CBO financing, CBO V, whereby the Portfolio V Collateral was purchased by a consolidated subsidiary which issued $414.0 million face amount of investment grade senior bonds and $36.0 million face amount of non-investment grade subordinated bonds, which were retained by Newcastle, in a private placement. Four classes of the senior bonds bear floating interest rates. Newcastle obtained an interest rate swap in order to hedge its exposure to the risk of changes in market interest rates with respect to these bonds.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2004
(dollars in tables in thousands, except per share data)

In March 2004, Newcastle purchased a 49% interest in a $153 million portfolio of approximately 200 convenience and retail gas stores located in ten states throughout the southeastern and southwestern regions of the U.S. The properties are subject to a sale-leaseback arrangement under long-term triple net leases with a 15 year minimum term. Circle K Stores Inc. ("Tenant"), an indirect wholly owned subsidiary of Alimentation Couche-Tard Inc. ("ACT"), is the counterparty under the leases. ACT guarantees the obligations of Tenant under the leases. Newcastle structured this transaction through a joint venture in a limited liability company, in which it invested approximately $26.8 million of equity, with a private investment fund managed by an affiliate of the Manager, pursuant to which it co-invested on equal terms. This investment was initially financed with a bridge loan at the limited liability company level. Newcastle and the affiliate of the Manager had each guaranteed 50% of such loan. In October 2004, this loan was refinanced with a $53 million term loan, which bears interest at a fixed rate of 6.04%. The required payments under the loan consist of interest only during the first two years, followed by a 25-year amortization schedule with a balloon payment due in October 2014. The proceeds from the permanent financing were used to repay the balance of the initial bridge loan financing, at which time Newcastle's 50% guaranty was terminated. The Manager receives from this private investment fund, in addition to management fees, incentive compensation if the fund's aggregate investment returns exceed certain thresholds. This limited liability company is an investment company and therefore maintains its financial records on a fair value basis. Newcastle has retained such accounting relative to its investment in such limited liability company, which is accounted for under the equity method at fair value. This investment is included in the operating real estate segment.

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

5. DERIVATIVE INSTRUMENTS

The following table summarizes the notional amounts and fair (carrying) values of Newcastle's derivative financial instruments as of September 30, 2004.

                                                        Notional Amount   Fair Value        Longest Maturity
                                                        ---------------   ----------        ----------------
Interest rate caps treated as hedges (A)                                                       October 2015
                                                           $  669,481      $  4,707

Interest rate swaps, treated as hedges (B)                                                    November 2018
                                                           $1,575,697      $(24,101)

Non-hedge derivative obligations (B)                                                              July 2038
                                                                  (C)      $   (792)

      (A)   Included in Deferred Costs, Net.

      (B) Included in Derivative Liabilities, which also includes accrued interest.

      (C) Represents two essentially offsetting interest rate caps and two essentially offsetting interest rate swaps, each with notional amounts of $32.5 million, and an interest rate cap with a notional amount of $17.5 million.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2004
(dollars in tables in thousands, except per share data)

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

The following is a reconciliation of the weighted average number of shares of common stock outstanding on a diluted basis.

                                                               THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                                               --------------------------------   -------------------------------
                                                                     2004             2003             2004            2003
                                                               ----------------  --------------   --------------  ---------------
Weighted average number of shares of common
   stock outstanding, basic                                       38,234,481       27,340,057       36,273,142       24,786,517
Dilutive effect of stock options, based
   on the treasury stock method                                      648,510          280,019          577,896          201,066
                                                                  ----------       ----------       ----------       ----------
Weighted average number of shares of common
   stock outstanding, diluted                                     38,882,991       27,620,076       36,851,038       24,987,583
                                                                  ==========       ==========       ==========       ==========

During and after the first quarter of 2004, the Manager assigned, for no value, options to purchase approximately 0.7 million shares of Newcastle's common stock to certain of the Manager's employees, of which approximately 0.1 million were exercised immediately. As of September 30, 2004, Newcastle's outstanding options were summarized as follows:

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
                                                                    =========

7. INCOME TAXES

Newcastle Investment Corp. expects to qualify as a REIT under the Internal Revenue Code. A REIT will generally not be subject to federal income tax on that portion of its income that it distributes to its stockholders if it distributes at least 90% of its REIT taxable income to its stockholders by prescribed dates and complies with various other requirements. Newcastle has elected to treat NC Circle Holdings II LLC as a taxable REIT subsidiary ("TRS"), effective February 27, 2004. NC Circle Holdings II LLC owns a portion of Newcastle's investment in one of its unconsolidated subsidiaries. To the extent that NC Circle Holdings II LLC generates taxable income, Newcastle has provided for relevant income taxes based on a blended statutory rate of 40%. Newcastle accounts for income taxes in accordance with the provisions of SFAS No. 109 "Accounting for Income Taxes." Under SFAS No. 109, Newcastle accounts for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. No such material differences have been recognized through September 30, 2004.

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

We were formed in June 2002 as a wholly owned subsidiary of Newcastle Investment Holdings Corp. (referred to herein as Holdings) for the purpose of separating the real estate securities and certain of the credit leased operating real estate businesses from Holdings' other investments. Prior to our initial public offering, Holdings contributed to us certain assets and liabilities in exchange for 16.5 million shares of our common stock. Our operations commenced on July 12, 2002. On May 19, 2003, Holdings distributed to its stockholders all of the shares of our common stock that it held, and it no longer owns any of our common equity. Approximately 2.3 million shares of our common stock were held by an affiliate of our manager at September 30, 2004. In addition, an affiliate of our manager held options to purchase approximately 1.4 million shares of our common stock at September 30, 2004.

In October 2002, we sold 7.0 million shares of our common stock in our initial public offering at a price to the public of $13.00 per share, for net proceeds of approximately $80.0 million. During 2003, we sold an aggregate of approximately 7.9 million shares of our common stock in two public offerings for net proceeds of approximately $163.3 million. During the first nine months of 2004, we sold an aggregate of approximately 6.8 million shares of our common stock in two public offerings for net proceeds of approximately $172.7 million. At September 30, 2004, we had 38,234,481 shares of common stock outstanding.

We are organized and conduct our operations to qualify as a REIT for federal income tax purposes. As such, we will generally not be subject to federal income tax on that portion of our income that is distributed to stockholders if we distribute at least 90% of our REIT taxable income to our stockholders by prescribed dates and comply with various other requirements.

We conduct our business by investing in four primary investment categories (business segments): (i) real estate securities, (ii) real estate related loans,
(iii) operating real estate, including credit leased operating real estate, including a portfolio of properties located in Canada, which we refer to as our Bell Canada portfolio, and a portfolio of properties located in Belgium, which we refer to as our LIV portfolio, and (iv) residential mortgage loans.

Revenues attributable to each segment are disclosed below (unaudited) (in thousands).

                                                                      Residential
For the Nine Months       Real Estate   Real Estate      Operating     Mortgage
Ended September 30,       Securities   Related Loans     Real Estate     Loans         Unallocated       Total
-------------------       ----------   -------------    ------------  -----------      -----------     ----------
2004                      $  143,012     $  19,971      $   13,363      $  13,331       $    415       $  190,092
2003                      $   88,882     $       -      $   15,074      $   9,732       $    166       $  113,854

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

We own operating real estate held for investment. We review our operating real estate for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Upon determination of impairment, we would record a write-down of the asset, which would be charged to earnings. Significant judgment is required both in determining impairment and in estimating the resulting write-down. To date, we have determined that no write-downs have been necessary on the operating real estate in our portfolio. In addition, when operating real estate is classified as held for sale, it must be recorded at the lower of its carrying amount or fair value less costs of sale. Significant judgment is required in determining the fair value of such properties. At September 30, 2004, we have one property classified as held for sale. Five properties were sold in June 2004; these properties were classified as held for sale in 2003 and an aggregate loss of approximately $1.5 million was recorded at such time.

RESULTS OF OPERATIONS

The following table summarizes the changes in our results of operations from period to period (dollars in thousands):

                                                  Period to Period                                Period to Period
                                                       Change                                      Percent Change
                                        --------------------------------------  --------------------------------------
                                        Nine Months Ended   Three Months Ended  Nine Months Ended   Three Months Ended
                                          September 30,       September 30,       September 30,       September 30,
                                            2004/2003           2004/2003           2004/2003           2004/2003        Explanation
                                        -----------------  -------------------  ------------------  ------------------   -----------
Interest Income                            $ 71,199           $ 21,861             79.3%                  64.5%            (A)
Rental and escalation income                 (1,723)            (1,022)           -11.4%                 -21.1%            (B)
Gain on settlement of investments             6,762              3,299             74.7%                 112.7%            (C)
Interest expense                             44,348             14,990             83.1%                  76.3%            (A)
Property operating expense                     (332)                26           -5.1%                     1.4%            (B)
Loan and security servicing expense             797                 77             50.2%                  11.6%            (A)
General and administrative expense            1,447                588             63.8%                  87.6%            (D)
Management fee to affiliate                   3,213              1,007             70.8%                  56.5%            (E)
Incentive compensation to affiliate           1,712              1,058             39.0%                  73.7%            (E)
Depreciation and amortization                   172                 52             11.9%                  10.4%            (B)
Equity in earnings of unconsolidated
   subsidiaries, net of taxes on related
   taxable subsidiaries                       6,620              3,179              N/A                    N/A             (F)
Income from continuing operations            31,501              9,519             79.1%                 63.3%

(A) Changes in interest income and expense are primarily related to our acquisition of interest bearing assets and related financings, as follows:

                                                                            Period to Period Change
                                             --------------------------------------------------------------------------------------
                                                          Interest Income                             Interest Expense
                                             -----------------------------------------    -----------------------------------------
                                             Nine Months Ended      Three Months Ended    Nine Months Ended      Three Months Ended
                                               September 30,          September 30,        September 30,            September 30,
                                                 2004/2003              2004/2003            2004/2003                2004/2003
Real Estate Securities Portfolio III            $    4,314              $      (126)         $      4,249              $    218
Real Estate Securities Portfolio IV                 17,096                    4,084                11,615                 3,374
Real Estate Securities Portfolio V                  11,149                    5,229                 6,849                 3,532
Real Estate Securities Portfolio VI                  1,623                    1,477                    45                    45
Other real estate securities*                       13,490                    4,524                 4,451                 1,509
Real estate related loan #1                          4,251                    1,450                 1,639                   575
Real estate related loan #2                          1,912                      771                   820                   340
Residential Mortgage Loan Portfolio                  4,478                    1,601                 2,698                 1,245
ICH CMO Loan Portfolio                              13,278                    3,719                11,386                 3,230
Other                                                 (392)                    (868)                  596                   922
                                                ----------              -----------          ------------              --------
                                                $   71,199              $    21,861          $     44,348              $ 14,990

*Represents a portfolio of securities collateralized by first mortgage loans on manufactured housing units as well as the Global Signal securities.

Changes in loan and security servicing expense are also primarily due to these acquisitions.

(B) These changes are primarily the result of foreign currency fluctuations with respect to our Bell Canada and LIV portfolios, offset by the sale of certain properties and the termination of a lease.

(C) These changes are primarily a result of the volume of sales of real estate securities. Sales of real estate securities are based on a number of factors including credit, asset type and industry and can be expected to increase or decrease from time to time. Periodic fluctuations in the volume of sales of securities is dependent upon, among other things, management's assessment of credit risk, asset concentration, portfolio balance and other factors. The current period includes losses related to the refinancing of CBO I ($1.5 million) and the sale of certain Belgian properties ($1.2 million).

(D) The increases in general and administrative expense are primarily a result of our increased size, resulting from our equity issuances during this period, as well as due to increased professional fees related to our compliance with the Sarbanes-Oxley Act of 2002.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments, and other general business needs. Additionally, to maintain our status as a REIT under the Internal Revenue Code, we must distribute annually at least 90% of our REIT taxable income. Our primary sources of funds for liquidity consist of net cash provided by operating activities, borrowings under loans, the issuance of debt securities and the issuance of equity securities. Our debt obligations, which consist of loans and debt securities, are generally secured directly by our investment assets. As of September 30, 2004, our real estate securities purchased in connection with our CBO financings as well as our Bell Canada portfolio and ICH CMO loans were securitized, while our LIV portfolio, our residential mortgage loan portfolio, several of our other real estate securities and two of our other real estate related loans served as collateral for loan obligations (including repurchase agreements).

We expect that our cash on hand and our cash flow provided by operations will satisfy our liquidity needs with respect to our current investment portfolio over the next twelve months. However, we currently expect to seek additional capital in order to grow our investment portfolio. We have an effective shelf registration statement with the SEC which allows us to issue various types of securities, such as common stock, preferred stock, depository shares, debt securities and warrants, from time to time, up to an aggregate of $750 million, of which approximately $499 million remains available as of September 30, 2004.

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

We expect to meet our short-term liquidity requirements generally through our cash flow provided by operations, as well as investment specific borrowings. In addition, at September 30, 2004 we had an unrestricted cash balance of $62.6 million. Our cash flow provided by operations differs from our net income due to four primary factors: (i) accretion of discount or premium on our real estate securities and loans, discount on our debt obligations, deferred financing costs and interest rate cap premiums, and deferred hedge gains and losses, (ii) gains and losses from sales of real estate securities financed with CBOs, (iii) depreciation of our operating real estate, and (iv) straight-lined rental income. Proceeds from the sale of real estate securities which serve as collateral for our CBO financings, including gains thereon, are required to be retained in the CBO structure until the related bonds are retired and are therefore not available to fund current cash needs.

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

With respect to our operating real estate, we expect to incur expenditures approximately $2.5 million relating to tenant improvements, in connection with the inception of leases, and capital expenditures during the twelve months ending September 30, 2005.

Debt Obligations

The following tables present certain information regarding our debt obligations as of September 30, 2004 (unaudited) (dollars in thousands):

                                                                  Unhedged Weighted
                                                                   Average Funding  Final Stated  Weighted Average  Weighted Average
                                 Carrying Amount   Face Amount          Cost         Maturity     Funding Cost (A)  Maturity (Years)
                                 ---------------   -----------    ----------------- ------------  ----------------  ----------------
CBO Bonds Payable
CBO I                            $     433,358     $   437,500       3.72% (B)        July  2038        4.61%             4.37
CBO II                                 440,276         444,000       3.32% (B)        April 2037        6.12%             5.70
CBO III                                467,714         472,000       3.14% (B)        March 2038        4.25%             7.83
CBO IV                                 454,970         460,000       2.73% (B)        Sept. 2038        4.01%             7.90
CBO V                                  409,898         414,000       2.76% (B)        March 2039        3.52%             7.23
CBO VI                                 450,031         454,500       2.60% (B)        Sept. 2039        3.58%             8.42
                                 -------------     -----------                                          ----              ----
                                     2,656,247       2,682,000                                          4.35%             6.93
                                 -------------     -----------                                          ----              ----
Other Bonds Payable
Bell Canada Securitization              40,355          40,866       7.02%            April 2012        7.02%             1.45
ICH CMO                                194,890         194,890       6.59% (B)       August 2030        6.60%             2.82
                                 -------------     -----------                                          ----
                                       235,245         235,756                                          6.67%
                                 -------------     -----------                                          ----
Notes Payable
LIV Mortgage                            46,632          46,632       6.10%            Nov. 2006         6.10%             1.31
Real Estate Loan Financing #1           67,924          67,924       LIBOR+1.50%      Nov. 2006         3.26%             1.87
Real Estate Loan Financing #2           40,000          40,000       LIBOR+1.50%      Feb. 2005         3.65%             0.32
                                 -------------     -----------                                          ----
                                       154,556         154,556                                          4.22%
                                 -------------     -----------                                          ----
Repurchase Agreements
Residential Mortgage Loans (C)         671,584         671,584       LIBOR+0.12%      Nov. 2004 (E)     1.89%             0.12
MH Securities (D)                      106,612         106,612       LIBOR+0.64%      Dec. 2004         4.21%             0.17
Other Securities                        46,144          46,144       LIBOR+0.60%      Dec. 2004         3.02%             0.19
                                 -------------     -----------                                          ----
                                       824,340         824,340                                          2.25%
                                 -------------     -----------                                          ----
Total debt obligations           $   3,870,388     $ 3,896,652                                          4.04%
                                 =============     ===========                                          ====


(A)   Including the effect of applicable hedges.

(B)   Weighted average, including floating and fixed rate classes.

(C)   The counterparty on these repos is Bear Stearns Mortgage Capital
      Corporation.

(D)   The counterparty on these repos is Greenwich Capital Markets Inc.

(E)   Extended in October 2004.

                                                                                           Fee
                                                                                          Amount                            Initial
                                      Month                                            of Floating          Hedges           Hedge
                                     Issued                    Collateral               Rate Debt            Owned            Cost
                                  --------------  -----------------------------------  -----------    -------------------   --------
CBO Bonds Payable
CBO I                             July 1999       Real Estate Securities-Portfolio I   $ 342,500      Two swaps, two caps   $ 15,400
CBO II                            April 2002      Real Estate Securities-Portfolio II    372,000       One swap, one cap       1,200
CBO III                           March 2003      Real Estate Securities-Portfolio III   427,800       One swap, one cap       1,300
CBO IV                            September 2003  Real Estate Securities-Portfolio IV    442,500       One swap, one cap       3,100
CBO V                             March 2004      Real Estate Securities-Portfolio V     382,750            One swap               -
CBO VI                            September 2004  Real Estate Securities-Portfolio VI    442,500           One swap                -

Other Bonds Payable
                                                  Operating Real Estate-Bell Canada
Bell Canada Securitization (B)    April 2002      portfolio                                 None              None               N/A
ICH CMO                           See Below       Real Estate Related Loans-ICH CMO        3,703              None               N/A

Notes Payable
LIV Mortgage (C)                  November 2002   Operating Real Estate-LIV Portfolio       None              None               N/A

Real Estate Loan Financing #1     November 2003   Real Estate Related Loan                67,924            None (A)             N/A
Real Estate Loan Financing #2     February 2004   Real Estate Related Loan-public REIT    40,000            None (A)             N/A

Repurchase Agreements
Residential Mortgage Loans        Rolling         Residential Mortgage Loan portfolio    671,584            None (A)             N/A
MH Securities                     Rolling         Other Securities-MH securities         106,612          Eight swaps            N/A
Other Securities                  Rolling         Other Securities                        46,144           Two swaps             N/A

(A) Asset bears floating rate.
(B) Denominated in Canadian dollars.
(C) Denominated in Euros.

Our long-term debt obligations existing at September 30, 2004 (gross of $26.3 million of discounts) are expected to mature as follows (unaudited) (in thousands):

Period from October 1, 2004 through December 31, 2004   $    826,965
 2005                                                         45,250
 2006                                                        106,681
 2007                                                              -
 2008                                                              -
 2009                                                              -
 Thereafter
                                                           2,917,756
                                                        ------------
Total                                                   $  3,896,652
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

In October 2003, we entered into an agreement for the right to purchase securities (the "Portfolio V Collateral") for our next real estate securities portfolio. The agreement was treated as a non-hedge derivative for accounting purposes and was therefore marked-to-market through current income; a gain of approximately $1.1 million has been recorded during the period ended

September 30, 2004. In March 2004, we completed our fifth CBO financing, CBO V, whereby the Portfolio V Collateral was purchased by a consolidated subsidiary which issued $414.0 million face amount of investment grade senior bonds and $36.0 million face amount of non-investment grade subordinated bonds, which were retained by us, in a private placement.

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

In May 2004, we executed an agreement with a major investment bank for the right to purchase commercial mortgage backed securities, unsecured REIT debt, real estate loans and other asset-backed securities (the "Portfolio VI Collateral") for our next real estate securities portfolio. The agreement was treated as a non-hedge derivative for accounting purposes and was therefore marked-to-market through current income; a gain of approximately $1.6 million has been recorded in interest income through September 30, 2004. In September 2004, we completed our sixth CBO financing, CBO VI, whereby the Portfolio VI Collateral was purchased by a consolidated subsidiary which issued $454.5 million face amount of investment grade senior bonds and $45.5 million face amount of non-investment grade subordinated bonds, which were retained by us, in a private placement. Four classes of the senior bonds bear floating interest rates. We obtained an interest rate swap in order to hedge our exposure to the risk of changes in market interest rates with respect to these bonds.

In June 2004, we consummated the sale of five properties in our LIV portfolio in Belgium. These properties have been classified as held for sale since December 2003. We recognized a $1.5 million loss on this sale in December 2003. In addition, we recognized a $1.2 million loss in 2004, primarily related to the prepayment of the $25.4 million of debt on such properties.

In July 2004, we refinanced $342.5 million of the AAA and AA bonds in our first collateralized debt obligation which was issued in 1999. $322.5 million of AAA bonds were refinanced at LIBOR + 0.30% from LIBOR + 0.65% and $20.0 million of AA bonds were refinanced at LIBOR + 0.50% from LIBOR + 0.80%.

In October 2004, we executed an agreement with a major investment bank for the right to purchase commercial mortgage backed securities, unsecured REIT debt, real estate loans and other asset-backed securities (the "Portfolio VII Collateral") for our next real estate securities portfolio which is targeted to be approximately $500 million. The agreement will be treated as a non-hedge derivative for accounting purposes and will therefore be marked-to-market through income. The Portfolio VII Collateral is expected to be included in a financing transaction in which we would acquire the equity interest ("CBO VII"). Although we currently anticipate completing CBO VII in the near term, there is no assurance that CBO VII will be consummated or on what terms it will be consummated.

Other

In March 2004, we purchased a 49% interest in a $153 million portfolio of approximately 200 convenience and retail gas stores located in ten states throughout the southeastern and southwestern regions of the U.S. The properties are subject to a sale-leaseback arrangement under long-term triple net leases with a 15 year minimum term. We structured this transaction through a joint venture, in which we invested approximately $26.8 million of equity, with an affiliate of the Manager on equal terms. In October 2004, a bridge loan, which was used to initially finance the acquisition of the portfolio, was refinanced with a $53 million term loan. The term loan bears interest at a fixed rate of 6.04%, with payments of interest only during the first two years and a 25-year amortization schedule with a balloon payment due in October 2014. The investment is reflected as an investment in an unconsolidated subsidiary and is included in the operating real estate segment.

Stockholders' Equity

Common Stock

The following table summarizes information regarding our common stock offerings since December 31, 2003:

                        Shares Issued           Price to Public       Net Proceeds (millions)      Options Granted
    Date                  (millions)               per Share                                         to Manager
--------------------    ---------------         ---------------      -----------------------       ---------------
January 2004                 3.3                $     26.30             $       85.7                   330,000
  May 2004                   3.5                $     25.75             $       87.0                   345,000
                           ----------           -----------             ------------                   -------

At September 30, 2004, we had 38,234,481 shares of common stock outstanding.

During and after the first quarter of 2004, the Manager assigned, for no value, options to purchase approximately 0.7 million shares of our common stock to certain of the Manager's employees, of which approximately 0.1 million were exercised immediately.

As of September 30, 2004, our outstanding options were summarized as follows:

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

Other Comprehensive Income

During the nine months ended September 30, 2004, our accumulated other comprehensive income increased due to the following factors (in thousands):

Accumulated other comprehensive income, December 31, 2003                                             $         39,413
Unrealized gain on securities                                                                                   26,468
Reclassification of realized (gains) on securities into earnings                                               (12,547)
Foreign currency translation                                                                                       535
Reclassification of realized foreign currency translation into earnings                                           (396)
Unrealized gain on derivatives designated as cash flow hedges                                                    1,193
Reclassification of realized losses on derivatives designated as cash flow hedges into earnings                     60
                                                                                                      ----------------
Accumulated other comprehensive income, September 30, 2004                                            $         54,726
                                                                                                      ================

Our book equity changes as our real estate securities portfolio and derivatives are marked-to-market each quarter, among other factors. The primary causes of mark-to-market changes are changes in interest rates and credit spreads. During the period, decreasing interest rates and tightening credit spreads resulted in a net increase in unrealized gains on our real estate securities portfolio. In an environment of widening credit spreads and increasing interest rates, we believe our new investment activities will benefit. While such an environment will likely result in a decrease in the fair value of our existing securities portfolio and therefore reduce our book equity and ability to realize gains on such existing securities, it will not directly affect our earnings or our cash flow or our ability to pay a dividend.

In addition, the slight weakening of the U.S. dollar against both the Canadian dollar and the Euro has resulted in a increase in unrealized gains on our Canadian and Belgian operating real estate.

Common Dividends Paid

Declared for the Period Ended                                  Paid                                Amount Per Share
-----------------------------                            ----------------                         -----------------
        March 31, 2004                                    April 26,  2004                              $   0.60
        June 30, 2004                                     July 28,   2004                              $   0.60
      September 30, 2004                                 October 27, 2004                              $   0.60


Cash Flow

Net cash flow provided by operating activities increased from $18.9 million for the nine months ended September 30, 2003 to $42.2 million for the nine months ended September 30, 2004. This change primarily resulted from the acquisition and settlement of our investments as described above.

Investing activities (used) ($1,090.5 million) and ($1,157.2 million) during the nine months ended September 30, 2004 and 2003, respectively. Investing activities consisted primarily of investments made in certain real estate securities and other real estate related assets, net of proceeds from the sale or settlement of investments.

Financing activities provided $1,050.5 million and $1,187.0 million during the nine months ended September 30, 2004 and 2003, respectively. The equity issuances, borrowings and debt issuances described above served as the primary sources of cash flow from financing activities. Offsetting uses included the payment of related deferred financing costs (including the purchase of hedging instruments), the payment of dividends, and the repayment of debt as described above.

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

Our real estate securities portfolio is diversified by asset type, industry, location and issuer. We expect that this diversification also helps to minimize the risk of capital loss. At September 30, 2004, our real estate securities had an overall weighted average credit rating of approximately BBB-, and approximately 71.3% of these securities had an investment grade rating (BBB- or higher). Our residential mortgage loan portfolio is characterized by high credit quality borrowers with a weighted average FICO score of 723 at origination. At September 30, 2004, approximately $616 million of our residential mortgage loans were held in securitized form, of which over 98% of the principal balance was investment grade (over 95% AAA).

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

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2004, we had the following material off-balance sheet arrangements:

      - A guarantee of certain payments under an interest rate swap which may be entered into in 2007 in connection with the securitization of the Bell Canada portfolio, if the bonds are not fully repaid by such date. We believe the fair value of this guarantee is negligible at September 30, 2004. At this time, we do not anticipate a substantial risk of incurring a loss with respect to this arrangement.

      - $53.1 million of bridge financing at our 49% owned unconsolidated subsidiary formed to own a portfolio of approximately 200 convenience and retail gas stores. In addition, we had guaranteed 50% of such loan. On October 1, 2004, the 49% owned unconsolidated subsidiary successfully completed the permanent financing of its portfolio, at which time the bridge financing was repaid and our 50% guaranty terminated. At September 30, 2004, in connection with the permanent financing, we had an agreement to reimburse the lender for certain costs incurred, had the permanent financing not been completed by a specified date. No such costs were incurred.

CONTRACTUAL OBLIGATIONS

During the first nine months of 2004, we had all of the material contractual obligations referred to in our annual report on Form 10-K for the year ended December 31, 2003, as well as the following:

Contract Category                                                                  Change
-----------------                                       ------------------------------------------------------------
CBO bonds payable                                       CBOs V and VI were issued. A portion of CBO I was refinanced.

Interest rate swaps, treated as hedges                  The floating rate CBO V and VI bonds and certain repurchase agreements were hedged with interest rate swaps.
Real estate securities portfolio deposit                We have begun accumulating collateral for CBO VII under an agreement with a major investment bank.

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

Funds from Operations (FFO), is calculated as follows (unaudited) (in thousands):

                                                             For the Nine                For the Three
                                                             Months Ended                 Months Ended
                                                          September 30, 2004           September 30, 2004
                                                          ------------------         ----------------------
Income available for common stockholders                    $    65,423                   $    23,445
Operating real estate depreciation                                1,631                           532
Accumulated depreciation on operating real estate sold           (3,469)                            -
                                                            -----------                   -----------
Funds from Operations (FFO)                                 $    63,585                   $    23,977
                                                            ===========                   ===========

Funds from Operations was derived from the Company's segments as follows (unaudited) (in thousands):

                                                                             Average Invested
                                                                             Common Equity for       FFO for the
                                                                             the Nine Months         Nine Months       Return on
                                                                                  Ended                 Ended           Common
                                                    Book Equity at          September 30, 2004      September 30,       Equity
                                                  September 30, 2004               (2)                  2004            (ROE) (3)
                                                  ------------------        -------------------     -------------      ----------
Real estate and other securities (4)              $        494,922            $  418,966             $   69,432            22.1%
Real estate related loans                                   56,130                59,069                  9,016            20.4%
Operating real estate                                       64,796                57,968                  1,972             4.5%
Residential mortgage loans                                  41,540                32,954                  4,432            17.9%
Unallocated (1)                                            (35,056)               10,753                (21,267)             N/A
                                                  ----------------            ----------             ----------            -----
Total (2)                                                  622,332            $  579,710             $   63,585            14.6%
                                                                              ==========             ==========            =====
Preferred stock                                             62,500
Accumulated depreciation                                   (11,968)
Accumulated other comprehensive income                      54,726
                                                  ----------------
Net book equity                                   $        727,590
                                                  ================

                                                                             Average Invested
                                                                             Common Equity for       FFO for the
                                                                             the Three Months       Three Months       Return on
                                                                                   Ended               Ended            Common
                                                   Book Equity at           September 30, 2004      September 30,       Equity
                                                  September 30, 2004               (2)                  2004           (ROE) (3)
                                                  ------------------        -------------------     -------------      ---------
Real estate and other securities (4)              $        494,922            $  461,283             $   24,137            20.9%
Real estate related loans                                   56,130                57,994                  2,895            20.0%
Operating real estate                                       64,796                64,095                  3,137            19.6%
Residential mortgage loans                                  41,540                36,943                  1,455            15.8%
Unallocated (1)                                            (35,056)                6,186                 (7,647)             N/A
                                                  ----------------            ----------             ----------            -----
Total (2)                                                  622,332            $  626,501             $   23,977            15.3%
                                                                              ==========             ==========            =====
Preferred stock                                             62,500
Accumulated depreciation                                   (11,968)
Accumulated other comprehensive income                      54,726
                                                  ----------------
Net book equity                                   $        727,590
                                                  ================

(1) Unallocated FFO represents ($1,523) and ($4,570) of preferred dividends and ($6,124) and ($16,697) of corporate general and administrative expense, management fees and incentive compensation for the three and nine months ended September 30, 2004 respectively.

(2) Invested common equity is equal to book equity excluding preferred stock, accumulated depreciation and accumulated other comprehensive income.

(3)   FFO divided by average invested common equity, annualized.

(4)   By investment portfolio:

                                                 Uninvested                  Invested
                                                 Restricted                   Common
                                                    Cash                      Equity
                                              -----------------             ----------
CBO I                                         $          13,451             $  127,243
CBO II                                                   31,353                 64,789
CBO III                                                  31,763                 51,191
CBO IV                                                   49,737                 50,030
CBO V                                                    10,819                 45,948
CBO VI                                                  121,047                 54,721
Other Securities                                              -                101,000
                                              -----------------             ----------
Total                                         $         258,170             $  494,922
                                              =================             ==========

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

While our strategy is to utilize interest rate swaps, caps and match-funded financings in order to limit the effects of changes in interest rates on our operations, there can be no assurance that our profitability will not be adversely affected during any period as a result of changing interest rates. As of September 30, 2004, an immediate 100 basis point increase in interest rates would effect our earnings by no more than $1.3 million per annum.

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

Interest rate changes may also impact our net book value as our real estate securities and related hedge derivatives are marked-to-market each quarter. Our loan investments and debt obligations are not marked-to-market. Generally, as interest rates increase, the value of our fixed rate securities, such as CMBS, decreases and as interest rates decrease, the value of such securities will increase. We seek to hedge changes in value attributable to changes in interest rates by entering into interest rate swaps and other derivative instruments. In general, we would expect that over time, decreases in the value of our real estate securities portfolio attributable to interest rate changes will be offset to some degree by increases in the value of our swaps, and vice versa. However, the relationship between spreads on securities and spreads on swaps may vary from time to time, resulting in a net aggregate book value increase or decline. Our real estate securities portfolio is largely financed to maturity through long-term CBO financings that are not redeemable as a result of book value changes. Accordingly, unless there is a material impairment in value that would result in a payment not being received on a security, changes in the book value of our real estate securities portfolio will not directly affect our earnings or our ability to pay a dividend. As of September 30, 2004, an immediate 100 basis point increase in interest rates would impact our net book value by approximately $43.8 million. Such a change in net book value would not directly affect our earnings or cash flow.

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

As of September 30, 2004, an immediate 25 basis point movement in credit spreads would impact our net book value by approximately $37.2 million, but would not directly affect our earnings or cash flow.

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

We have material investments in the LIV portfolio and the Bell Canada portfolio. These properties are financed utilizing debt denominated in their respective local currencies (the Euro and the Canadian Dollar). The net equity invested in these portfolios at September 30, 2004, approximately $4.1 million and $21.8 million, respectively, is exposed to foreign currency exchange risk.

FAIR VALUES

For certain of our financial instruments, fair values are not readily available since there are no active trading markets as characterized by current exchanges between willing parties. Accordingly, fair values can only be derived or estimated for these instruments using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated future cash flows is inherently subjective and imprecise. We note that minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values, and that the fair values reflected below are indicative of the interest rate, credit spread and currency rate environments as of September 30, 2004 and do not take into consideration the effects of subsequent interest rate, credit spread or currency rate fluctuations.

We note that the values of our investments in real estate securities and in derivative instruments, primarily interest rate hedges on our debt obligations, are sensitive to changes in market interest rates, interest rate spreads, credit spreads and other market factors. The value of these investments can vary, and has varied, materially from period to period.

Interest Rate Risk

We held the following interest rate risk sensitive instruments at September 30, 2004 (unaudited) (dollars in thousands):

                                                    Carrying    Principal Balance or   Weighted Average      Maturity
                                                     Amount        Notional Amount     Yield/Funding Cost      Date       Fair Value
                                                     ------        ---------------     ------------------      ----       ----------
ASSETS:

Real estate securities, available for sale (A)     $3,079,852        $3,010,425              5.97%             (A)        $3,079,852
Other securities, available for sale (B)              256,073           277,145              8.53%             (B)           256,073
Real estate related loans (C)                         352,275           354,748              7.46%             (C)           372,318
Residential mortgage loans (D)                        711,056           700,694              3.15%             (D)           711,056
Interest rate caps, treated as hedges (E)               4,707           669,481               N/A              (E)             4,707

LIABILITIES:

CBO bonds payable (F)                               2,656,247         2,682,000              4.35%             (F)         2,723,385
Other bonds payable (G)                               235,245           235,756              6.67%             (G)           250,669
Notes payable (H)                                     154,556           154,556              4.22%             (H)           154,778
Repurchase agreements (I)                             824,340           824,340              2.28%             (I)           824,340
Interest rate swaps, treated as hedges (J)             24,101         1,575,697               N/A              (J)            24,101
Non-hedge derivative obligations (K)                      792               (K)               N/A              (K)               792

(A) These securities serve as collateral for our CBO financings and contain various terms, including floating and fixed rates, self-amortizing and interest only. Their weighted average maturity is 6.32 years. The fair value of these securities is estimated by obtaining third party broker quotations, if available and practicable, and counterparty quotations.

(B) These securities have a weighted average maturity of 4.22 years. The fair value of these securities is estimated by obtaining third party broker quotations, if available and practicable, and counterparty quotations.

(C)   Represents the following loan portfolios:

                                   Loan      Carrying     Weighted Avg.    Weighted Average    Floating Rate Loans as a
Name                               Count      Amount          Yield            Maturity          % of Carrying Amount     Fair Value
----                               -----      ------          -----            --------          --------------------     ----------
ICH CMO Loans                      127    $   217,720           8.14%          2.91 years              1.7%                 $237,763
Real Estate Related Loan #1          1         84,555           6.40%          1.87 years            100.0%                   84,555
Real Estate Related Loan #2          1         50,000           6.28%          2.35 years            100.0%                   50,000
                                          -----------           -----                                                       --------
                                          $   352,275           7.46%                                                       $372,318
                                          ===========           =====                                                       ========

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

(D) This portfolio of residential mortgage loans bears a floating rate of interest and has a weighted average maturity of 3.88 years. We believe that, for similar financial instruments with comparable credit risks, the effective rate on this portfolio approximates a market rate. Accordingly, the carrying amount of this portfolio is believed to approximate fair value.

(E)   Represents cap agreements as follows:

Notional Balance        Effective Date        Maturity Date           Capped Rate          Strike Rate        Fair Value
----------------        --------------        --------------         -------------         -----------        ----------
     $294,931               Current             March 2009           1-Month LIBOR            6.50%             $  953
      294,931               Current           December 2004          1-Month LIBOR            1.32%*               479
       18,000            January 2010          October 2015          3-Month LIBOR            8.00%                773
        8,619            December 2010          June 2015            3-Month LIBOR            7.00%                953
       53,000              May 2011           September 2015         1-Month LIBOR            7.50%              1,549
     --------                                                                                                   ------
     $669,481                                                                                                   $4,707
     ========                                                                                                   ======

      *up to 6.50%

      The fair value of these agreements is estimated by obtaining counterparty quotations.

(F) These bonds were valued by discounting expected future payments by a rate calculated based on current market conditions for comparable financial instruments, including market interest rates and credit spreads. The weighted average maturity of the CBO bonds payable is 6.93 years. The CBO bonds payable amortize principal prior to maturity based on collateral receipts, subject to reinvestment requirements.

(G) The Bell Canada Securitization was valued, in U.S. dollars at the period end exchange rate, by discounting expected future payments by a rate calculated by imputing a spread over a market index on the date of borrowing. It amortizes principal periodically with a balloon payment at maturity in April 2012. The ICH CMO bonds were valued by discounting expected future payments by a rate calculated based on current market conditions for comparable financial instruments, including market interest rates and credit spreads. They amortize principal prior to maturity based on collateral receipts and their weighted average maturity is approximately 2.82 years.

(H) The LIV Mortgage was valued, in U.S. dollars at the period end exchange rate, by discounting expected future payments by a rate calculated by imputing a spread over a market index on the date of borrowing. It amortizes principal periodically with a balloon payment at maturity in November 2006. The real estate related loan #1 financing matures in November 2006, bears a floating rate of interest and amortizes principal based on collateral receipts. The real estate related loan #2 financing matures in February 2005, bears a floating rate of interest and amortizes principal based on collateral receipts. We believe that, for similar financial instruments with comparable credit risks, their effective rates approximate market rates. Accordingly, the carrying amounts outstanding are believed to approximate fair value.

(I) These agreements bear floating rates of interest and we believe that, for similar financial instruments with comparable credit risks, the effective rates approximate market rates. Accordingly, the carrying amounts outstanding are believed to approximate fair value. These agreements pay interest only prior to maturity and mature in one to five months.

(J)   Represents swap agreements as follows:

  Notional
  Balance       Effective Date         Maturity Date           Swapped Rate          Fixed Rate    Fair Value
  -------       --------------         -------------           ------------          ----------    ----------
$   47,569        Current               July 2005             1-Month LIBOR            6.1755%      $   833
   295,400        December 2004         March 2009            1-Month LIBOR*           3.1250%       (2,819)
   290,000        Current               April 2011            3-Month LIBOR            5.9325%       29,665
   276,060        Current               March 2013            3-Month LIBOR            3.8650%       (6,366)
   192,500        Current               March 2015            1-Month LIBOR            4.8880%        8,339
   165,300        Current               March 2014            3-Month LIBOR            3.9945%       (3,927)
   189,373        Current               September 2014        3-Month LIBOR            4.3731%       (1,640)
    11,000        Current               November 2008         1-Month LIBOR            3.5400%           (6)
     8,000        Current               July 2018             1-Month LIBOR            4.8300%          158
     5,500        Current               November 2018         1-Month LIBOR            4.4800%           67
    67,200        Current               January 2009          1-Month LIBOR            3.6500%          144
     6,500        Current               March 2009            1-Month LIBOR            3.3360%          (79)
    21,295        Current               January 2009          1-Month LIBOR            3.2900%         (268)
----------                                                                                          -------
$1,575,697                                                                                          $24,101
==========                                                                                          =======

 *up to 6.50%

The fair value of these agreements is estimated by obtaining counterparty quotations. A positive fair value represents a liability.

(K) These are two essentially offsetting interest rate caps and two essentially offsetting interest rate swaps, each with notional amounts of $32.5 million, and an interest rate cap with a notional balance of $17.5 million. The maturity date of the purchased swap is July 2009; the maturity date of the sold swap is July 2014, the maturity date of the $32.5 million caps is July 2038, and the maturity date of the $17.5 million cap is July 2009. They have been valued by reference to counterparty quotations.

      Currency Rate Risk

      We held the following currency rate risk sensitive balances at September 30, 2004 (unaudited) (U.S. dollars; in thousands, except exchange rates):

                                   Carrying                           Current        Effect of a 5%        Effect of a 5%
                                    Amount         Local             Exchange      Negative Change in     Negative Change in
                                    (USD)        Currency          Rate to USD         Euro Rate             CAD Rate
                                    -----        --------          -----------         ---------             --------
Assets:

  LIV portfolio                   $ 47,638         Euro              0.80412          $ (2,382)                 N/A
  Bell Canada portfolio             54,829         CAD               1.26130               N/A             $ (2,741)
  LIV other, net                     3,096         Euro              0.80412              (155)                 N/A
  Bell Canada other, net             7,293         CAD               1.26130               N/A                 (365)

Liabilities:

  LIV Mortgage                      46,632         Euro              0.80412             2,332                  N/A
  Bell Canada Securitization        40,354         CAD               1.26130               N/A                2,018
                                                                                      --------             --------
  Total                                                                               $   (205)            $ (1,088)
                                                                                      ========             ========

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

      10.1 Amended and Restated Management and Advisory Agreement by and among the Registrant and Fortress Investment Group LLC, dated September 23, 2003 (incorporated by reference to the Registrant's Registration Statement on Form S-11 (File No. 333-106135), Exhibit 10.1).

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

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                           NEWCASTLE INVESTMENT CORP.
                                  (REGISTRANT)

                                               By: /s/ Wesley R. Edens
                                                   -------------------
                                               Name: Wesley R. Edens
                                               Title: Chairman of the Board
                                                      Chief Executive Officer
                                               Date: November 5, 2004

                                               By: /s/ Debra A. Hess
                                                   -----------------
                                               Name: Debra A. Hess
                                               Title: Chief Financial Officer
                                               Date: November 5, 2004