Form 10-K
period 2004-12-31
NEWCASTLE INVESTMENT CORP
filed 2005-03-16
CIK 1175483

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 001-31458

                           Newcastle Investment Corp.
             (Exact name of registrant as specified in its charter)

                 Maryland                                         81-0559116
     (State or other jurisdiction of                           (I.R.S. Employer
      incorporation or organization)                         Identification No.)

1251 Avenue of the Americas, New York, NY                           10020
 (Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code: (212) 798-6100

Securities registered pursuant to Section 12 (b) of the Act:

         Title of each class:                   Name of exchange on which registered:
         --------------------                   -------------------------------------
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

  X   Yes       No
-----     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K
          -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

  X   Yes       No
-----     -----

The aggregate market value of the voting common stock held by non-affiliates as of June 30, 2004 (computed based on the closing price on such date as reported on the NYSE) was: $1,056.7 million.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

Common stock, $0.01 par value per share: 43,744,911 outstanding as of March 8, 2005.

DOCUMENTS INCORPORATED BY REFERENCE:

     1. Portions of the Registrant's definitive proxy statement for the Registrant's 2005 annual meeting, to be filed within 120 days after the close of the Registrant's fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

                           NEWCASTLE INVESTMENT CORP.
                                    FORM 10-K

                                      INDEX

                                                                            PAGE
                                                                            ----
                                     PART I
Item 1.    Business                                                           1
Item 2.    Properties                                                        16
Item 3.    Legal Proceedings                                                 16
Item 4.    Submission of Matters to a Vote of Security Holders               16

                                     PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder
              Matters and Issuer Purchases of Equity Securities              16
Item 6.    Selected Financial Data                                           18
Item 7.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                      20
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk        36
Item 8.    Financial Statements and Supplementary Data                       42
           Audit Report of Independent Registered Public Accounting Firm     43
           Report on Internal Control over Financial Reporting of
              Independent Registered Public Accounting Firm                  44
           Consolidated Balance Sheets as of December 31, 2004 and
              December 31, 2003                                              45
           Consolidated Statements of Income for the years ended
              December 31, 2004, 2003 and 2002                               46
           Consolidated Statements of Stockholders' Equity and Redeemable
              Preferred Stock for the years ended December 31, 2004,
              2003 and 2002                                                  47
           Consolidated Statements of Cash Flows for the years ended
              December 31, 2004, 2003 and 2002                               49
           Notes to Consolidated Financial Statements                        51
Item 9.    Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure                                       87
Item 9A.   Controls and Procedures                                           87
           Management's Report on Internal Control over Financial
              Reporting                                                      87
Item 9B.   Other Information                                                 88

                                    PART III
Item 10.   Directors and Executive Officers of the Registrant                89
Item 11.   Executive Compensation                                            89
Item 12.   Security Ownership of Certain Beneficial Owners and Management    89
Item 13.   Certain Relationships and Related Transactions                    89
Item 14.   Principal Accountant Fees and Services                            89

                                     PART IV
Item 15.   Exhibits, Financial Statement Schedules                           90
           Signatures                                                        91

                                     PART I

ITEM 1. BUSINESS.

OVERVIEW

Newcastle Investment Corp. ("Newcastle") is a real estate investment and finance company. We invest in real estate securities, loans and other real estate-related assets. We seek to deliver stable dividends and attractive risk-adjusted returns to our stockholders through prudent asset selection, active management and the use of match-funded financing structures, which reduce our interest rate and financing risks. We make money by optimizing our "net spread," the difference between the yield on our investments and the cost of financing these investments.

Our investment activities cover four distinct categories:

1) Real Estate Securities:       We underwrite and acquire a diversified
                                 portfolio of moderately credit sensitive real
                                 estate securities, including commercial
                                 mortgage backed securities (CMBS), senior
                                 unsecured REIT debt issued by property REITs,
                                 real estate related asset backed securities
                                 (ABS) and agency residential mortgage backed
                                 securities (RMBS). We generally target
                                 investments rated A through BB, except for our
                                 agency RMBS which are generally considered AAA
                                 rated. As of December 31, 2004, our
                                 investments in real estate securities
                                 represented 75% of our assets.

2) Real Estate Related Loans:    We acquire and originate loans to well
                                 capitalized real estate operators with strong
                                 track records and compelling business plans,
                                 including B-notes, mezzanine loans, bank
                                 loans, and real estate loans. As of December
                                 31, 2004, our investments in real estate
                                 related loans represented 9% of our assets.

3) Operating Real Estate:        We acquire direct and indirect interests in
                                 operating real estate. As of December 31,
                                 2004, our investments in operating real estate
                                 represented 2% of our assets.

4) Residential Mortgage Loans:   We acquire residential mortgage loans,
                                 including manufactured housing loans, that we
                                 believe will produce attractive risk-adjusted
                                 returns. As of December 31, 2004, our
                                 investments in residential mortgage loans
                                 represented 13% of our assets.

In addition, Newcastle had uninvested cash and other miscellaneous net assets which represented 1% of our assets at December 31, 2004.

Underpinning our investment activities is a disciplined approach to acquiring, financing and actively managing our assets. Our principal objective is to acquire a highly diversified portfolio of debt investments secured by real estate that have moderate credit risk and sufficient liquidity. Newcastle primarily utilizes a match-funded financing strategy in order to minimize refinancing and interest rate risks. This means that we seek both to match the maturities of our debt obligations with the maturities of our investments, in order to minimize the risk that we have to refinance our liabilities prior to the maturities of our assets, and to match the interest rates on our investments with like-kind debt (i.e. floating or fixed), in order to reduce the impact of changing interest rates on our earnings. Finally, we actively manage credit exposure through portfolio diversification and ongoing asset selection and surveillance. Newcastle, through its manager, has a dedicated team of senior investment professionals experienced in real estate capital markets, structured finance and asset management. We believe that these critical skills position us well not only to make prudent investment decisions but also to monitor and manage the credit profile of our investments.

Newcastle's stock is traded on the New York Stock Exchange under the symbol "NCT". Newcastle is a real estate investment trust for federal income tax purposes and is externally managed and advised by its manager, Fortress Investment Group LLC. Fortress is a global alternative investment and asset management firm with approximately $12 billion of capital under management as of March 8, 2005. Fortress was founded in 1998 and today employs over 280 people. We believe that our manager's expertise and significant business relationships with participants in the fixed income, structured finance and real estate industries has enhanced our access to investment opportunities which may not be broadly marketed. For its services, our manager receives a management fee and incentive compensation pursuant to a management agreement. Our manager, through its affiliates, and its principals owned 2.8 million shares of our common stock and had options to purchase an additional 1.3 million shares of our common stock, which were issued in connection with our equity offerings, representing approximately 9.0% of our common stock on a fully diluted basis, as of March 8, 2005.

OUR STRATEGY

Newcastle's investment strategy focuses predominantly on debt investments secured by real estate. We do not have specific policies as to the allocation among type of real estate related assets or investment categories since our investment decisions depend on changing market conditions. Instead, we focus on relative value and in-depth risk/reward analysis with an emphasis on asset quality, liquidity and diversification. We utilize a match-funded financing strategy and active credit risk management to optimize our returns.

Asset Quality and Diversification

As of December 31, 2004, our real estate securities and our real estate related loans (excluding the ICH loans as described below) had an overall weighted average credit rating of approximately BBB-, and approximately 70% had an investment grade rating (BBB- or higher).

At December 31, 2004, our residential mortgage loan portfolio was characterized by high credit quality borrowers with a weighted average Fair Isaac & Co. Credit ("FICO") score of 722 at origination, and had a weighted average loan to value ratio of 72.5%. As of December 31, 2004, approximately $575.8 million of our residential mortgage loans were held in securitized form, of which over 95% of the principal balance was AAA rated.

Our real estate securities and loan portfolios are diversified by asset type, industry, location and issuer. At December 31, 2004, we had 455 real estate securities and loans, excluding the ICH CMO loans as described below. Our largest investment in a real estate security or real estate related loan was $86.7 million and our average investment size was $8.1 million at December 31, 2004. Furthermore, our real estate securities are supported by pools of underlying loans. For instance, our CMBS investments had 16,341 underlying loans at December 31, 2004. We expect that this diversification will help to minimize the risk of capital loss, and will also enhance the terms of our financing structures.

Financing Strategy and Match-Funded Discipline

We employ leverage in order to achieve our return objectives. We do not have a predetermined target debt to equity ratio as we believe the appropriate leverage for the particular assets we are financing depends on the credit quality of those assets. As of December 31, 2004, our debt to equity ratio was approximately 5.0 to 1. We maintain access to a broad array of capital resources in an effort to insulate our business from potential fluctuations in the availability of capital. We utilize multiple forms of financing including collateralized bond obligations (CBOs), which represent 66% of our debt obligations, other securitizations, and term loans, as well as short term financing in the form of repurchase agreements. Our manager may elect for us to bear a level of refinancing risk on a short term or longer term basis, such as is the case with investments financed with repurchase agreements, when, based on all of the relevant factors, bearing such risk is advisable. We utilize leverage for the sole purpose of financing our portfolio and not for the purpose of speculating on changes in interest rates.

We attempt to reduce interim refinancing risk and to minimize exposure to interest rate fluctuations through the use of match-funded financing structures whereby we seek (i) to match the maturities of our debt obligations with the maturities of our assets and (ii) to match the interest rates on our investments with like-kind debt (i.e., floating rate assets are financed with floating rate debt and fixed rate assets are financed with fixed rate debt), directly or through the use of interest rate swaps, caps or other financial instruments, or through a combination of these strategies. This allows us to minimize the risk that we have to refinance our liabilities prior to the maturities of our assets and to reduce the impact of changing interest rates on our earnings. Our real estate securities and real estate related loan portfolio, excluding the ICH CMO loans as described below, and their respective liabilities had a weighted average life of 5.37 years and 5.72 years, respectively, as of December 31, 2004. In addition, as of December 31, 2004, a 100 basis point increase in short term interest rates would increase our earnings by approximately $0.7 million per annum.

Credit Risk Management

Credit risk refers to each individual borrower's ability to make required interest and principal payments on the scheduled due dates. We believe, based on our due diligence process, that our investments offer attractive risk-adjusted returns with long-term principal protection under a variety of default and loss scenarios. We minimize credit risk by actively monitoring our investments and their underlying credit quality and, where appropriate, repositioning our investments to upgrade their credit quality and yield. A significant portion of our investments are financed with collateralized bond obligations, known as CBOs. Our CBO financings offer us structural flexibility to buy and sell certain investments to manage risk and, subject to certain limitations, to optimize returns.

Further, the expected yield on our real estate securities, which comprise a significant portion of our assets, is sensitive to the performance of the underlying loans, the first risk of default and loss is borne by the more subordinated securities or other features of the securitization transaction, in the case of commercial mortgage and asset backed securities, and the issuer's underlying equity and subordinated debt, in the case of senior unsecured REIT debt securities.

FORMATION

We were formed in June 2002 as a subsidiary of Newcastle Investment Holdings Corp. Prior to our initial public offering, Newcastle Investment Holdings contributed to us certain assets and related liabilities in exchange for approximately 16.5 million shares of our common stock. For accounting purposes, this transaction is presented as a reverse spin-off, whereby Newcastle Investment Corp. is treated as the continuing entity and the assets that were retained by Newcastle Investment Holdings and not contributed to us are accounted for as if they were distributed at their historical book basis through a spin-off to Newcastle Investment Holdings. Our operations commenced in July 2002. In May 2003, Newcastle Investment Holdings distributed to its stockholders all of the shares of our common stock that it owned, and it no longer owns any of our common equity.

The following table presents information on shares of our common stock issued since our formation:

                                    Range of Issue   Net Proceeds
Year                Shares Issued     Prices (1)      (millions)
----                -------------   --------------   ------------
Formation            16,488,517           N/A             N/A
2002                  7,000,000      $13.00             $ 80.0
2003                  7,886,316      $20.35-$22.85      $163.4
2004                  8,484,648      $26.30-$31.40      $224.3
                     ----------
December 31, 2004    39,859,481
                     ==========
January 2005          3,300,000      $29.60             $ 96.6

(1) Excludes shares issued pursuant to the exercise of options and shares issued to our independent directors.

OUR INVESTING ACTIVITIES

Information regarding our business segments is provided in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in
Note 3 to our consolidated financial statements which appear in "Financial Statements and Supplementary Data."

The following is a description of our investments as of December 31, 2004.

REAL ESTATE SECURITIES

We own a diversified portfolio of moderately credit sensitive real estate securities, which was comprised of the following at December 31, 2004 (dollars in thousands):

                                                                          Weighted Average
                                                               --------------------------------------
                                                                   S&P
                      Current Face    Carrying     Number of   Equivalent                    Maturity
Asset Type               Amount         Value     Securities     Rating     Coupon   Yield    (Years)
----------            ------------   ----------   ----------   ----------   ------   -----   --------
CMBS-Conduit           $1,024,762    $1,042,460       162         BBB-       6.17%   6.80%     7.53
CMBS-Large Loan           583,758       589,996        68         BBB        5.16%   5.41%     2.35
CMBS-B Note               173,587       173,119        28          BB+       6.31%   6.58%     6.12
Unsecured REIT Debt       735,402       785,722        90         BBB-       6.51%   6.15%     7.34
ABS-Manufactured
   Housing                221,803       199,015        11           B        7.10%   8.83%     5.67
ABS-Home Equity           298,934       300,072        44           A-       4.16%   4.29%     4.06
ABS-Franchise              77,825        77,584        17         BBB+       7.13%   8.79%     5.25
Agency RMBS               199,182       201,528         3         AAA        4.69%   4.41%     3.35
                       ----------    ----------       ---         ---        ----    ----      ----
Total/Average          $3,315,253    $3,369,496       423         BBB        5.89%   6.19%     5.76
                       ==========    ==========       ===         ===        ====    ====      ====

The loans underlying our real estate securities were diversified by industry as follows at December 31, 2004:

                       % of Face
Industry                 Amount
--------               ---------
Residential              26.1%
Retail                   22.3%
Office                   20.5%
Manufactured Housing      6.7%
Lodging                   6.1%
Health Care               5.3%
Industrial                4.6%
Other                     8.4%

We enter into short-term warehouse agreements with major investment banks for the right to purchase commercial mortgage backed securities, unsecured REIT debt, real estate loans and asset backed securities for our real estate securities portfolios, prior to their being financed with CBOs. These agreements are treated as non-hedge derivatives for accounting purposes and are therefore marked to market through current income. If the related CBO is not consummated, except as a result of our gross negligence, willful misconduct or breach of contract, we would be required to pay the Net Loss, if any, as defined, up to the related deposit, less any Excess Carry Amount, as defined, earned on such deposit. Although we currently anticipate completing the most recent CBO in the near term, there is no assurance that such CBO will be consummated or on what terms it will be consummated. The following table summarizes the agreements (in thousands):

                        December 31, 2004                 Income Recorded
              -------------------------------------   ----------------------
                 Collateral     Aggregate     Fair
Deal Status   Accumulated (1)    Deposit     Value     2004     2003    2002
-----------   ---------------   ---------   -------   ------   ------   ----
Completed                                             $2,604   $3,730   $652
Open              $224,928       $24,901    $25,411      510       --     --
                  --------       -------    -------   ------   ------   ----
Total                                                 $3,114   $3,730   $652
                                                      ======   ======   ====

(1) Excludes $32.5 million of collateral accumulated on balance sheet and recorded in real estate securities.

REAL ESTATE RELATED LOANS

We directly owned the following real estate related loans at December 31, 2004 (dollars in thousands):

                     Current
                      Face     Carrying    Loan   Weighted Avg.
    Loan Type        Amount      Value    Count       Yield
    ---------       --------   --------   -----   -------------
B-Notes             $132,777   $133,344     23         6.44%
Mezzanine Loans       80,000     80,052      4         5.25%
Bank Loans           146,909    146,909      3         6.73%
Real Estate Loans     29,555     28,911      2        16.55%
ICH CMO Loans (1)    205,147    202,674    123         8.16%
                    --------   --------    ---        -----
Total               $594,388   $591,890    155         7.44%
                    ========   ========    ===         ====

(1) In October 2003, pursuant to Financial Accounting Standards Board Interpretation No. 46 "Consolidation of Variable Interest Entities," we consolidated an entity that holds a portfolio of commercial mortgage loans which has been securitized. This investment, which we refer to as the ICH CMO, was previously treated as a non-consolidated residual interest in such securitization. We exercise no control over the management or resolution of these assets and our residual investment in this entity was recorded at $2.9 million prior to its consolidation. The primary effect of the consolidation is the requirement that we reflect the gross loan assets and gross bonds payable of this entity on our balance sheet, as well as the related gross interest income and expense in our statement of income. The consolidation did not have any effect on our net basis in the investment or on our equity and had no material effect on our net income.

We also indirectly owned the following interests in real estate related loans at December 31, 2004:

In November 2003, we co-invested, on equal terms, in a joint venture alongside an affiliate of our manager which acquired a pool of franchise loans collateralized by fee and leasehold interests and other assets. We, and our manager's affiliate, each own an approximately 38% interest in the joint venture. The remaining approximately 24% interest is owned by a third party financial institution. Our investment totaled $23.5 million at December 31, 2004 and is reflected as an investment in an unconsolidated subsidiary on our consolidated balance sheet.

Our relative interest in these franchise loans is summarized as follows:

Current                           Weighted      Weighted
  Face    Carrying                  Avg.     Avg. Maturity
 Amount     Value    Loan Count     Yield       (Years)
-------   --------   ----------   --------   -------------
$36,398    $23,452       115       16.26%        0.64

In November 2004, we entered into a total rate of return swap with a major investment bank, whereby we receive the sum of all interest (at LIBOR + 2.25%), fees and any positive change in value amounts (the total return cash flows) from a referenced term loan (to a retail mall REIT) with an initial notional amount of $107.0 million, and pay interest (at LIBOR + 0.50%) on such notional amount plus any negative change in value amounts from such loan. This agreement is treated as a non-hedge derivative for accounting purposes and is therefore marked to market through income. Under the agreement, we were required to post an initial margin deposit equal to 17% of the notional amount and additional margin may be payable in the event of a decline in value of the referenced term loan. Any margin on deposit, less any negative change in value payments, will be returned to us upon termination of the contract.

OPERATING REAL ESTATE

We own operating real estate located in Canada and in Belgium which is subject, in addition to all risks inherent in real estate investments generally, to fluctuations in foreign currency exchange rates, unexpected changes in regulatory requirements, political and economic instability in certain geographic locations, difficulties in managing international operations, potentially adverse tax consequences, enhanced accounting and control expenses and the burden of complying with a wide variety of foreign laws. A change in foreign currency exchange rates may adversely impact returns on our non-dollar denominated investments. Our only currency exposures are to the Euro and the Canadian Dollar. Changes in the currency rates can adversely impact the fair values and earnings streams of our international holdings. We generally do not directly hedge our foreign currency risk through the use of derivatives, due to, among other things, REIT qualification issues.

Bell Canada Portfolio. At December 31, 2004, we owned two office properties and an industrial/distribution property in Canada, of which one office property and the industrial/distribution property were leased primarily to Bell Canada and one office property was primarily vacant. We refer to these properties as the Bell Canada portfolio. In January 2005, we agreed to the terms for a sale of the vacant property and received a nonrefundable deposit thereon. In March 2005, we agreed to the terms for a sale of the industrial/distribution property and received a nonrefundable deposit thereon. The sales are expected to close in the first half of 2005.

LIV Portfolio. At December 31, 2004, we owned one office property in Belgium, which is the last remaining property of a portfolio referred to as the LIV portfolio. This property is classified as held for sale.

The following table sets forth certain information with respect to the operating real estate portfolios as of December 31, 2004 (dollars, others than per square foot amounts, in thousands):

                              BELL CANADA PORTFOLIO


                                                                                                                 % OF      TENANT
                                                  NET         YEAR                                               TOTAL      NET
   PROPERTY           CITY /         STATE/     RENTABLE     BUILT/                                              SQ FT    RENTABLE
    ADDRESS        SUBMARKET (2)    PROVINCE     SQ FT     RENOVATED        USE                TENANT           LEASED     SQ FT
--------------   ----------------   --------   ---------   ---------   ------------   -----------------------   ------   ---------
                     Etobicoke                               1972/
                 (Toronto)/ Metro                           expanded
2 Fieldway Rd.         West            ON        177,214      1978        Office               Vacant             N/A      177,214

100 Dundas St.      London/ CBD        ON        325,764      1980        Office        Bell Canada - Office     89.24%    290,706

                                                                                       Bell Canada - Storage      3.96%     12,890
                                                                                           Bell Canada -
                                                                                           Communication          0.52%      1,686
                                                                                               Mactel             0.85%      2,759
                                                                                         Tony & Fay Gardiner      0.15%        475
                                                                                       O&Y Enterprise Office      0.45%      1,478
                                                                                              COMTECH             0.03%         96
                                                                                               Vacant             N/A       15,674

20-40 Norelco
Dr., 83 Signet    Toronto/ North                             1963/      Industrial/
      Dr.              York            ON        624,786   1971/1979   Distribution     Bell Canada - Office     98.48%    615,274
                                                                                      Bell Canada - Cafeteria     0.73%      4,559
                                                                                       Bell Canada - Storage      0.47%      2,960
                                                                                          O & Y Enterprise        0.32%      1,993
                                               ---------                                                         -----   ---------
Total                                          1,127,764                                                         82.90%  1,127,764
                                               =========                                                         =====   =========

                                                             ANNUAL
                                                              REAL
                   LEASE      LEASE     ANNUAL    CURRENT    ESTATE   TENANT    LEASE
   PROPERTY        START       END       RENT     RENT PER    TAXES   CREDIT   RENEWAL
    ADDRESS        DATE       DATE     (1) (3)   SQ FT (1)     (1)    RATING    OPTION
--------------   --------   --------   -------   ---------   ------   ------   -------
2 Fieldway Rd.       N/A        N/A        N/A       N/A     $  737

                                                                                One 5
100 Dundas St.   03/26/98   03/31/06    $1,693     $ 5.82     1,199      A       Year
                                                                                One 5
                 03/26/98   03/31/06        54       4.16                A       Year

                 03/26/98   03/31/47        28      16.64                A
                 03/01/03   05/31/05        18       6.66
                 09/01/02   08/31/07         4       7.90
                 03/26/98   03/31/06        13       8.74
                 01/01/00   12/31/05         1       6.66
                      N/A        N/A        N/A       N/A

20-40 Norelco
Dr., 83 Signet                                                                  One 5
      Dr.        03/26/98   03/31/07     3,583       5.82       965      A       Year
                 03/26/98   03/31/07        38       8.32                A
                 03/26/98   03/31/07        12       4.16                A
                 03/26/98   03/31/07        12       5.82
                                        ------               ------
Total                                   $5,456               $2,901
                                        ======               ======

(1) Monetary amounts are in U.S. dollars based on the December 31, 2004 Canadian dollar exchange rate of 1.2019.

(2)  CBD means central business district.

(3) Certain operating expenses are reimbursed by tenants at rates ranging up to 15% above actual cost.

                                  LIV PORTFOLIO


                                                                                                           % OF         TENANT
                                                                 YEAR                                    TOTAL SQ        NET
   PROPERTY          CITY/          STATE/    NET RENTABLE     BUILT/                                       FT         RENTABLE
    ADDRESS         SUBMARKET      PROVINCE       SQ FT      RENOVATED     USE            TENANT          LEASED        SQ FT
-------------   ----------------   --------   ------------   ---------   -------   -------------------   --------     ---------
ALFA:
GOSSETLAAN 54   Groot-Bijgaarden    Belgium      81,763         1994     Office
                                                                                   Lucent Technologies    25.51%        20,860
                                                                                          Wella           17.39%        14,219
                                                                                     United Biscuits      13.52%        11,055
                                                                                          Job @           10.02%         8,191
                                                                                       RCI Benelux        17.58%        14,370
                                                                                          Vacant            N/A         13,068
                                                  ------                                                  -----         ------
Total                                             81,763                                                  84.02%        81,763
                                                  ======                                                  =====         ======

                                                          ANNUAL
                                                           REAL
                  LEASE      LEASE    ANNUAL   CURRENT    ESTATE
   PROPERTY       START       END      RENT    RENT PER    TAXES
    ADDRESS        DATE      DATE       (4)      SQ FT      (4)
-------------   --------   --------   ------   --------   ------
ALFA:
GOSSETLAAN 54                                               $71
                12/01/98   04/30/11   $  384     18.39
                01/01/99   12/31/07      269     18.90
                03/01/99   02/28/08      225     20.33
                07/01/00   06/30/09      139     16.94
                03/01/04   02/28/13      207     14.42
                     N/A        N/A      N/A       N/A
                                      ------                ---
Total                                 $1,224                $71
                                      ======                ===

(4) Monetary amounts are in U.S. dollars based on the December 31, 2004 Euro to U.S. dollar exchange rate of 0.7378.

SCHEDULE OF LEASE EXPIRATIONS (DOLLARS IN THOUSANDS):

                              BELL CANADA PORTFOLIO

                                                                     % OF GROSS ANNUAL
         NUMBER OF TENANT    SQUARE FEET OF      ANNUAL RENT OF      RENT REPRESENTED
 YEAR     LEASES EXPIRING   EXPIRING LEASES   EXPIRING LEASES (1)   BY EXPIRING LEASES
------   ----------------   ---------------   -------------------   ------------------
Vacant          N/A              192,888                N/A                  N/A
2005              2                2,855             $   19                 0.35%
2006              3              305,074              1,760                32.25%
2007              5              625,261              3,649                66.88%
2047              1                1,686                 28                 0.52%
                ---            ---------             ------               ------
Total            11            1,127,764             $5,456               100.00%
                ===            =========             ======               ======

----------
(1) Monetary amounts are in U.S. dollars based on the December 31, 2004 Canadian dollar to U.S. dollar exchange rate of 1.2019.

                                  LIV PORTFOLIO

                                                                     % OF GROSS ANNUAL
         NUMBER OF TENANT    SQUARE FEET OF      ANNUAL RENT OF      RENT REPRESENTED
 YEAR     LEASES EXPIRING   EXPIRING LEASES   EXPIRING LEASES (1)   BY EXPIRING LEASES
------   ----------------   ---------------   -------------------   ------------------
Vacant          N/A              13,068                 N/A                  N/A
2005              0                  --              $   --                   --%
2006              0                  --                  --                   --%
2007              1              14,219                 269                21.98%
2008              1              11,055                 225                18.37%
2009              1               8,191                 139                11.34%
2011              1              20,860                 384                31.37%
2013              1              14,370                 207                16.94%
                ---              ------              ------               ------
TOTAL             5              81,763              $1,224               100.00%
                ===              ======              ======               ======

----------
(1) Monetary amounts are in U.S. dollars based on the December 31, 2004 Euro to U.S. dollar exchange rate of 0.7378.

We also indirectly owned the following interest in operating real estate at December 31, 2004:

In March 2004, we purchased a 49% interest in a portfolio of convenience and retail gas stores located throughout the southeastern and southwestern regions of the U.S. The properties are subject to a sale-leaseback arrangement under long-term triple net leases with a 15 year minimum term. Circle K Stores Inc. ("Tenant"), an indirect wholly owned subsidiary of Alimentation Couche-Tard Inc. ("ACT"), is the counterparty under the leases. ACT guarantees the obligations of Tenant under the leases. We structured this transaction through a joint venture in two limited liability companies with a private investment fund managed by an affiliate of our manager, pursuant to which it co-invested on equal terms. In October 2004, the investment's initial financing was refinanced with a nonrecourse term loan ($53.0 million outstanding at December 31, 2004), which bears interest at a fixed rate of 6.04%. The required payments under the loan consist of interest only during the first two years, followed by a 25-year amortization schedule with a balloon payment due in October 2014. At December 31, 2004, we had a $17.8 million investment in this entity.

RESIDENTIAL MORTGAGE LOANS

We own a portfolio of floating rate residential mortgage loans secured by first priority liens on properties located in the U.S. The following table sets forth certain information with respect to our residential mortgage loan portfolio at December 31, 2004 (dollars in thousands):

                                                                                  Weighted Avg.
 Current                                           Weighted Avg.    Weighted Avg.   Loan to
  Face     Carrying                Weighted Avg.      Maturity       FICO Score      Value
 Amount      Value    Loan Count       Yield        (Years) (1)    at Origination    Ratio
--------   --------   ----------   -------------   -------------   --------------   --------
$645,381   $654,784      1,653         3.71%            3.84             722          72.5%

(1) Weighted average maturity was calculated based on a constant prepayment rate (CPR) of 22.6%.

In January 2005, we acquired a portfolio of approximately 8,100 manufactured housing loans for an aggregate purchase price of approximately $308.2 million. The loans, which were all current at the time of acquisition, are primarily fixed rate with a weighted average coupon of approximately 9.00% and a weighted average remaining term of approximately 5.00 years.

OUR FINANCING ACTIVITIES

We employ leverage in order to achieve our return objectives. We do not have a predetermined target debt to equity ratio as we believe the appropriate leverage for the particular assets we are financing depends on the credit quality of those assets. As of December 31, 2004, our debt to equity ratio was approximately 5.0 to 1. We maintain access to a broad array of capital resources in an effort to insulate our business from potential fluctuations in the availability of capital. We utilize multiple forms of financing including collateralized bond obligations (CBOs), other securitizations, and term loans, as well as short term financing in the form of repurchase agreements. Our manager may elect for us to bear a level of refinancing risk on a short term or longer term basis, such as is the case with investments financed with repurchase agreements, when, based on all of the relevant factors, bearing such risk is advisable. We utilize leverage for the sole purpose of financing our portfolio and not for the purpose of speculating on changes in interest rates.

We attempt to reduce interim refinancing risk and to minimize exposure to interest rate fluctuations through the use of match-funded financing structures whereby we seek (i) to match the maturities of our debt obligations with the maturities of our assets and (ii) to match the interest rates on our investments with like-kind debt (i.e., floating rate assets are financed with floating rate debt and fixed rate assets are financed with fixed rate debt), directly or through the use of interest rate swaps, caps or other financial instruments, or through a combination of these strategies. This allows us to minimize the risk that we have to refinance our liabilities prior to the maturities of our assets and to reduce the impact of changing interest rates on our earnings.

OUR HEDGING ACTIVITIES

We enter into hedging transactions to protect our positions from interest rate fluctuations and other changes in market conditions. These transactions may include interest rate swaps, the purchase or sale of interest rate collars, caps or floors, options, mortgage derivatives and other hedging instruments. These instruments may be used to hedge as much of the interest rate risk as our manager determines is in the best interest of our stockholders, given the cost of such hedges and the need to maintain our status as a REIT. Our manager elects to have us bear a level of interest rate risk that could otherwise be hedged when our manager believes, based on all relevant facts, that bearing such risks is advisable. We have extensive experience in hedging real estate positions with these types of instruments. We engage in hedging for the purpose of protecting against interest rate risk and not for the purpose of speculating on changes in interest rates.

Further details regarding our hedging derivatives are presented in "Quantitative and Qualitative Disclosures About Market Risk-Fair Value."

Debt Obligations

The following table presents certain summary information regarding our debt obligations and related hedges as of December 31, 2004 (unaudited) (dollars in thousands):

                                                                                                                       Aggregate
                                                                                             Collateral      Face      Notional
                                                Weighted  Weighted      Face                  Weighted      Amount     Amount of
                          Current                Average   Average     Amount    Collateral    Average   of Floating   Currently
                           Face      Carrying    Funding  Maturity  of Floating   Carrying    Maturity       Rate      Effective
Debt Obligation           Amount       Value    Cost (1)   (Years)   Rate Debt      Value      (Years)    Collateral    Hedges
---------------         ----------  ----------  --------  --------  -----------  ----------  ----------  -----------  ----------
CBO Bonds Payable       $2,681,395  $2,656,510    4.59%     6.78     $2,409,445  $3,040,236     5.87      $  933,943  $1,441,932
Other Bonds Payable        222,729     222,266    6.69%     2.53          3,684     259,867      N/A           3,684          --
Notes Payable              652,000     652,000    2.72%     1.93        652,000     717,831     3.40         709,668          --
Repurchase Agreements      490,620     490,620    3.67%     0.21        490,620     583,970     3.80         175,731     312,404
                        ----------  ----------    ----      ----     ----------  ----------               ----------  ----------
Total debt obligations  $4,046,744  $4,021,396    4.29%     4.97     $3,555,749  $4,601,904               $1,823,026  $1,754,336
                        ==========  ==========    ====      ====     ==========  ==========               ==========  ==========

(1)  Including the effect of applicable hedges.

Further details regarding our debt obligations are presented in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

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

We pay our manager an annual management fee equal to 1.5% of our gross equity, as defined in the agreement. The management agreement provides that we will reimburse our manager for various expenses incurred by our manager or its officers, employees and agents on our behalf, including costs of legal, accounting, tax, auditing, administrative and other similar services rendered for us by providers retained by our manager or, if provided by our manager's employees, in amounts which are no greater than those which would be payable to outside professionals or consultants engaged to perform such services pursuant to agreements negotiated on an arm's-length basis.

To provide an incentive for our manager to enhance the value of our common stock, our manager is entitled to receive an incentive return (the "Incentive Compensation") on a cumulative, but not compounding, basis in an amount equal to the product of (A) 25% of the dollar amount by which (1) (a) our funds from operations, as defined (before the Incentive Compensation) per share of common stock (based on the weighted average number of shares of common stock outstanding) plus (b) gains (or losses) from debt restructuring and from sales of property and other assets per share of common stock (based on the weighted average number of shares of common stock outstanding), exceed (2) an amount equal to (a) the weighted average of the price per share of common stock in our initial public offering and the value attributed to the net assets transferred to us by Newcastle Investment Holdings, and in any of our subsequent offerings (adjusted for prior capital dividends or capital distributions) multiplied by
(b) a simple interest rate of 10% per annum (divided by four to adjust for quarterly calculations) multiplied by (B) the weighted average number of shares of common stock outstanding.

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

We have financed our assets with the net proceeds of our initial public offering, follow-on offerings, the issuance of preferred stock, long-term secured borrowings and short-term borrowings under repurchase agreements. In the future, operations may be financed by future offerings of equity securities, as well as short-term and long-term unsecured and secured borrowings. We expect that, in general, we will employ leverage consistent with the type of assets acquired and the desired level of risk in various investment environments. Our governing documents do not explicitly limit the amount of leverage that we may employ. Instead, the general investment guidelines adopted by our board of directors limits total leverage to a maximum 9.0 to 1 debt to equity ratio. At December 31, 2004, 2003 and 2002, our debt to equity ratio was approximately 5.0 to 1, 5.4 to 1 and 4.3 to 1, respectively. Our policy relating to the maximum leverage we may utilize may be changed by our board of directors at any time in the future.

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

EMPLOYEES

We are party to a management agreement with Fortress Investment Group LLC pursuant to which they advise us regarding investments, risk management, and other aspects of our business, and manage our day-to-day operations. As a result, we have no employees. The employees of Fortress Investment Group LLC are not a party to any collective bargaining agreement.

CORPORATE GOVERNANCE AND INTERNET ADDRESS

We emphasize the importance of professional business conduct and ethics through our corporate governance initiatives. Our board of directors consists of a majority of independent directors; the audit, nominating and corporate governance, and compensation committees of our board of directors are composed exclusively of independent directors. We have adopted corporate governance guidelines, and our manager has adopted a code of business conduct and ethics, which delineate our standards for our officers and directors, and employees of our manager.

Our internet address is http://www.newcastleinv.com. We make available, free of charge through a link on our site, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports, if any, as filed with the SEC as soon as reasonably practicable after such filing.

Our site also contains our code of business conduct and ethics, senior officer code of ethics, corporate governance guidelines, and the charters of the audit committee, nominating and corporate governance committee and compensation committee of our board of directors.

                             CAUTIONARY STATEMENTS

This report contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, the operating performance of our investments and financing needs. Forward-looking statements are generally identifiable by use of forward-looking terminology such as "may," "will," "should," "potential," "intend," "expect," "endeavor," "seek," "anticipate," "estimate," "overestimate," "underestimate," "believe," "could," "project," "predict," "continue" or other similar words or expressions. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to, changes in economic conditions generally and the real estate and bond markets specifically; adverse changes in the financing markets we access affecting our ability to finance our real estate securities portfolios in general or particular real estate related assets, or in a manner that maintains our historic net spreads; changes in interest rates and/or credit spreads, as well as the success of our hedging strategy in relation to such changes; the quality and size of the investment pipeline and the rate at which we can invest our cash, including cash obtained in connection with CBO financings; impairments in the value of the collateral underlying our real estate securities, real estate related loans and residential mortgage loans; the relation of any impairments in the value of our real estate securities portfolio, loans or operating real estate to our judgments as to whether changes in the market value of our securities are temporary or not and whether circumstances bearing on the value of our loans or operating real estate warrant changes in carrying values; changes in the markets; legislative/regulatory changes; completion of pending investments; the availability and cost of capital for future investments; competition within the finance and real estate industries; and other risks detailed from time to time below and in our other SEC reports.

Risks relating to our management, business and company include, specifically:

Risks Relating to our Management

     - We are dependent on our manager and may not find a suitable replacement if our manager terminates the management agreement. Furthermore, we are dependent on the services of certain key employees of our manager and the loss of such services could temporarily adversely affect our operations.

     - There are conflicts of interest inherent in our relationship with our manager insofar as our manager and its affiliates manage other pooled investment vehicles (investment funds, private investment funds, or businesses) that invest in real estate securities, real estate related loans and operating real estate.

     - Our directors have approved very broad investment guidelines for our manager and do not approve individual investment or financing decisions made by our manager.

     - We may change our investment strategy without stockholder consent which may result in our holding investments that are riskier than our current investments.

     - Our investment strategy may evolve, in light of existing market conditions and investment opportunities, to continue to take advantage of opportunistic investments in real estate-related assets, which may involve additional risks depending upon the nature of such assets and our ability to finance such assets on a short or long term basis.

Risks Relating to our Business

     - We are subject to significant competition and we may not compete successfully.

     - The loans we invest in and the loans underlying the securities we invest in are subject to delinquency, foreclosure and loss, which could result in losses to us.

     - Our investments in senior unsecured REIT securities are subject to specific risks relating to the particular REIT issuer and to the general risks of investing in subordinated real estate securities, which may result in losses to us.

     - The real estate related loans and other direct and indirect interests in pools of real estate properties or loans that we invest in may be subject to additional risks relating to the privately negotiated structure and terms of the transaction, which may result in losses to us.

     - Prepayment rates can increase, adversely affecting yields on certain of our loans.

     - Many of our investments are illiquid, including our investments in unconsolidated subsidiaries, and we may not be able to vary our portfolio in response to changes in economic and other conditions.

     - Although we seek to match-fund our investments to limit refinance risk, in particular with respect to a substantial portion of our investments in real estate securities and loans, we do not employ this strategy with respect to certain of our investments, which increases refinance risks for and, therefore, the yield of these investments.

     - We may not be able to match-fund our investments with respect to maturities and interest rates, which exposes us to the risk that we may not be able to finance or refinance our investments on economically favorable terms.

     - We finance certain of our investments with debt subject to margin calls based on a decrease in the value of such investments, which could adversely impact our liquidity.

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

     - Insurance on our owned real estate, mortgage loans and real estate securities collateral may not cover all losses.

     - Environmental compliance costs and liabilities with respect to our real estate in which we have interests may adversely affect our results of operations.

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

ITEM 2. PROPERTIES.

Our direct investments in properties, which comprise a substantial portion of our operating real estate business segment, are described under "Business - Our Investments."

Our manager leases principal executive and administrative offices located at 1251 Avenue of the Americas, New York, NY 10020, 16th floor. Its telephone number is (212) 798-6100. Our manager has leased additional office space in New York City, which it expects to occupy in the fourth quarter of 2005.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of our security holders during the fourth quarter of 2004.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock has been listed and is traded on the New York Stock Exchange
(NYSE) under the symbol "NCT" since our initial public offering in October 2002. The following table sets forth, for the periods indicated, the high, low and last sale prices in dollars on the NYSE for our common stock and the distributions we declared with respect to the periods indicated.

                                               Distributions
     2004         High      Low    Last Sale      Declared
     ----        ------   ------   ---------   -------------
First Quarter    $33.89   $25.51     $33.70        $0.600
Second Quarter   $33.40   $24.51     $29.95        $0.600
Third Quarter    $31.74   $27.97     $30.70        $0.600
Fourth Quarter   $32.87   $29.84     $31.78        $0.625

                                               Distributions
     2003         High      Low    Last Sale      Declared
     ----        ------   ------   ---------   -------------
First Quarter    $16.83   $15.46     $16.73        $0.450
Second Quarter   $20.00   $16.50     $19.58        $0.500
Third Quarter    $23.24   $19.00     $22.99        $0.500
Fourth Quarter   $27.24   $22.64     $27.10        $0.500

We intend to continue to declare quarterly distributions on our common stock. No assurance, however, can be given as to the amounts or timing of future distributions as such distributions are subject to our earnings, financial condition, capital requirements and such other factors as our board of directors deems relevant.

On March 8, 2005, the closing sale price for our common stock, as reported on the NYSE, was $30.73. As of March 8, 2005, there were approximately 77 record holders of our common stock. This figure does not reflect the beneficial ownership of shares held in nominee name.

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes the total number of outstanding securities in the incentive plan and the number of securities remaining for future issuance, as well as the weighted average exercise price of all outstanding securities as of December 31, 2004.

                                                                                                   NUMBER OF SECURITIES
                                                NUMBER OF SECURITIES TO    WEIGHTED AVERAGE      REMAINING AVAILABLE FOR
                                                BE ISSUED UPON EXERCISE    EXERCISE PRICE OF      FUTURE ISSUANCE UNDER
                PLAN CATEGORY                    OF OUTSTANDING OPTIONS   OUTSTANDING OPTIONS   EQUITY COMPENSATION PLANS
                -------------                   -----------------------   -------------------   -------------------------
EQUITY COMPENSATION PLANS APPROVED
   BY SECURITY HOLDERS:
      Newcastle Investment Corp. Nonqualified
      Stock Option and Incentive Award Plan           2,231,727(1)               $21.25                7,654,585(2)
EQUITY COMPENSATION PLANS NOT APPROVED
   BY SECURITY HOLDERS:
      None                                                N/A                     N/A                      N/A

----------
(1) Includes options for (i) 1,510,937 shares held by an affiliate of our manager; (ii) 707,790 shares granted to our manager and assigned to certain of the manager's employees; and (iii) an aggregate of 13,000 shares held by our directors, other than Mr. Edens.

(2) The maximum available for issuance is equal to 10% of the number of outstanding equity interests, subject to a maximum of 10,000,000 shares in the aggregate over the term of the plan. The number of securities remaining available for future issuance is net of an aggregate of 3,688 shares of our common stock awards to our directors, other than Mr. Edens, representing the aggregate annual automatic stock awards to each such director for 2003 and 2004, and of 110,000 shares issued to certain of our directors and employees of our manager upon the exercise of previously granted options.

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

The selected historical consolidated financial information set forth below as of December 31, 2004, 2003, 2002, 2001 and 2000 and for the years ended December 31, 2004, 2003, 2002, 2001 and 2000 has been derived from our audited historical consolidated financial statements.

The information below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and notes thereto included in "Financial Statements and Supplementary Data."

                   SELECTED CONSOLIDATED FINANCIAL INFORMATION
                      (in thousands, except per share data)

                                                                             YEAR ENDED DECEMBER 31,
                                                               ---------------------------------------------------
                                                                 2004       2003       2002       2001       2000
                                                                                        (2)        (1)       (1)
                                                               --------   --------   --------   --------   -------
OPERATING DATA
Revenues
   Interest income                                             $226,674   $134,672   $ 73,214   $ 48,806   $51,531
   Other income                                                  31,472     29,382     28,161     59,921    44,197
                                                                258,146    164,054    101,375    108,727    95,728
Expenses
   Interest expense                                             138,847     79,084     46,375     32,550    33,986
   Other expense                                                 34,859     27,055     23,605     42,249    27,601
                                                               --------   --------   --------   --------   -------
                                                                173,706    106,139     69,980     74,799    61,587
Equity in earnings (losses) of unconsolidated subsidiaries       12,465        862        362      2,807      (980)
Income taxes on related taxable subsidiaries                     (2,508)        --         --         --        --
                                                               --------   --------   --------   --------   -------
Income from continuing operations                                94,397     58,777     31,757     36,735    33,161
Income (loss) from discontinued operations                        4,018     (2,659)      (262)     6,936     9,699
                                                               --------   --------   --------   --------   -------
Net Income                                                       98,415     56,118     31,495     43,671    42,860
Preferred dividends and related accretion                        (6,094)    (4,773)    (1,162)    (2,540)   (2,084)
                                                               --------   --------   --------   --------   -------
Income available for common stockholders                       $ 92,321   $ 51,345   $ 30,333   $ 41,131   $40,776
                                                               ========   ========   ========   ========   =======
Net Income per share of common stock, diluted                  $   2.46   $   1.96   $   1.68   $   2.49   $  2.16
                                                               ========   ========   ========   ========   =======
Income from continuing operations per share of common stock,
   after preferred dividends and related accretion, diluted    $   2.35   $   2.06   $   1.69   $   2.07   $  1.64
                                                               ========   ========   ========   ========   =======
Weighted average number of shares of common stock
   outstanding, diluted                                          37,558     26,141     18,090     16,493    18,892
                                                               ========   ========   ========   ========   =======
Dividends declared per share of common stock                   $  2.425   $  1.950   $  2.050   $  2.000   $1.500
                                                               ========   ========   ========   ========   =======

                                                                            AS OF DECEMBER 31,
                                                      --------------------------------------------------------------
                                                         2004         2003         2002          2001        2000
                                                      ----------   ----------   ----------   ----------   ----------
BALANCE SHEET DATA
Real estate securities, available for sale            $3,369,496   $2,192,727   $1,025,010   $  501,509   $  550,220
Real estate related loans, net                           591,890      402,784       26,417       20,662      106,957
Residential mortgage loans, net                          654,784      586,237      258,198           --           --
Operating real estate, net                                57,193      102,995      113,652      524,834      540,539
Cash and cash equivalents                                 37,911       60,403       45,463       31,360       10,575
Total assets                                           4,932,720    3,550,299    1,574,828    1,262,509    1,331,671
Debt                                                   4,021,396    2,924,552    1,217,007      897,390      975,656
Stockholders' equity                                     796,715      539,363      284,241      310,545      300,655

SUPPLEMENTAL BALANCE SHEET DATA
Common shares outstanding                                 39,859       31,375       23,489       16,489       16,500
Book value per share of common stock, subsequent to
   initial public offering                            $    18.42   $    15.20   $    12.10          N/A          N/A

(1)  Represents the operations of our predecessor.

(2) Includes the operations of our predecessor through the date of commencement of our operations, July 12, 2002.

                                                      YEAR ENDED DECEMBER 31,
                                   -------------------------------------------------------------
                                       2004          2003         2002        2001        2000
                                   -----------   -----------   ---------   ---------   ---------
OTHER DATA
Cash Flow provided by (used in):
   Operating activities            $    77,890   $    37,592   $  21,557   $  34,448   $  24,823
   Investing activities            $(1,319,699)  $(1,652,682)  $(682,691)  $ 106,053   $ 151,632
   Financing activities            $ 1,219,317   $ 1,630,030   $ 675,237   $(119,716)  $(180,225)
Funds from Operations (FFO) (1)    $    86,201   $    54,380   $  37,633   $  48,264   $  53,523

(1) We believe FFO is one appropriate measure of the operating performance of real estate companies because it provides investors with information regarding our ability to service debt and make capital expenditures. We also believe that FFO is an appropriate supplemental disclosure of operating performance for a REIT due to its widespread acceptance and use within the REIT and analyst communities. Furthermore, FFO is used to compute our incentive compensation to our manager. FFO, for our purposes, represents net income available for common stockholders (computed in accordance with GAAP), excluding extraordinary items, plus depreciation of our operating real estate, and after adjustments for unconsolidated subsidiaries. We consider gains and losses on resolution of our investments to be a normal part of our recurring operations and, therefore, do not exclude such gains and losses when arriving at FFO. Adjustments for unconsolidated subsidiaries are calculated to reflect FFO on the same basis. FFO does not represent cash generated from operating activities in accordance with GAAP and therefore should not be considered an alternative to net income as an indicator of our operating performance or as an alternative to cash flow as a measure of our liquidity and is not necessarily indicative of cash available to fund cash needs. Our calculation of FFO may be different from the calculation used by other companies and, therefore, comparability may be limited.

                                                          YEAR ENDED DECEMBER 31,
                                              -----------------------------------------------
                                                2004      2003      2002      2001      2000
                                              -------   -------   -------   -------   -------
CALCULATION OF FUNDS FROM OPERATIONS (FFO):
Income available for common stockholders      $92,321   $51,345   $30,333   $41,131   $40,776
   Operating real estate depreciation           2,199     3,035     7,994    12,909    12,621
   Accumulated depreciation on operating
      real estate sold                         (8,319)       --    (2,847)       --        --
   Other-Fund I (1)                                --        --     2,153    (5,776)      126
                                              -------   -------   -------   -------   -------
Funds from operations (FFO)                   $86,201   $54,380   $37,633   $48,264   $53,523
                                              =======   =======   =======   =======   =======

(1)  Related to an investment retained by our predecessor.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following should be read in conjunction with our consolidated financial statements and notes thereto included in "Financial Statements and Supplementary Data."

GENERAL

We own a diversified portfolio of moderately credit sensitive real estate debt investments including securities and loans.

Our portfolio of real estate securities includes commercial mortgage backed securities (CMBS), senior unsecured debt issued by property REITs, real estate related asset backed securities (ABS) and agency residential mortgage backed securities (RMBS). Mortgage backed securities are interests in or obligations secured by pools of mortgage loans. We generally target investments rated A through BB, except for our agency RMBS which are generally considered AAA rated. We also own, directly and indirectly, interests in loans and pools of loans, including real estate related loans, commercial mortgage loans, residential mortgage loans and manufactured housing loans. We also own, directly and indirectly, interests in operating real estate.

We employ leverage in order to achieve our return objectives. We do not have a predetermined target debt to equity ratio as we believe the appropriate leverage for the particular assets we are financing depends on the credit quality of those assets. As of December 31, 2004, our debt to equity ratio was approximately 5.0 to 1. We maintain access to a broad array of capital resources in an effort to insulate our business from potential fluctuations in the availability of capital. We utilize multiple forms of financing including collateralized bond obligations (CBOs), other securitizations, and term loans, as well as short term financing in the form of repurchase agreements.

We seek to match-fund our investments with respect to interest rates and maturities in order to minimize the impact of interest rate fluctuations on earnings and reduce the risk of refinancing our liabilities prior to the maturity of the investments. We seek to finance a substantial portion of our real estate securities and loans through the issuance of debt securities in the form of collateralized bond obligations, known as CBOs, which are obligations issued in multiple classes secured by an underlying portfolio of securities. Our CBO financings offer us the structural flexibility to buy and sell certain investments to manage risk and, subject to certain limitations, to optimize returns.

Our objective is to maximize the difference between the yield on our investments and the cost of financing these investments while hedging our interest rate risk. We emphasize asset quality, liquidity, diversification, match-funded financing and credit risk management.

We were formed in June 2002 as a subsidiary of Newcastle Investment Holdings Corp. (referred to herein as Holdings). Prior to our initial public offering, Holdings contributed to us certain assets and liabilities in exchange for approximately 16.5 million shares of our common stock. For accounting purposes, this transaction is presented as a reverse spin-off, whereby Newcastle Investment Corp. is treated as the continuing entity and the assets that were retained by Holdings and not contributed to us are accounted for as if they were distributed at their historical book basis through a spin-off to Holdings. Our operations commenced in July 2002. In May 2003, Holdings distributed to its stockholders all of the shares of our common stock that it held, and it no longer owns any of our common equity. As of December 31, 2004, approximately 2.3 million of such shares were held by an affiliate of our manager, and its principals. In addition, an affiliate of our manager held options to purchase approximately 1.5 million shares of our common stock at December 31, 2004.

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

The following table presents information on shares of our common stock issued since our formation:

Year                Shares Issued   Range of Issue Prices (1)   Net Proceeds (millions)
----                -------------   -------------------------   -----------------------
Formation             16,488,517               N/A                          N/A
   2002                7,000,000              $13.00                     $ 80.0
   2003                7,886,316          $20.35-$22.85                  $163.4
   2004                8,484,648          $26.30-$31.40                  $224.3
                      ----------
December 31, 2004     39,859,481
                      ==========
January 2005           3,879,000              $29.60                     $105.4

(1) Excludes shares issued pursuant to the exercise of options and shares issued to our independent directors.

We are organized and conduct our operations to qualify as a REIT for federal income tax purposes. As such, we will generally not be subject to federal income tax on that portion of our income that is distributed to stockholders if we distribute at least 90% of our REIT taxable income to our stockholders by prescribed dates and comply with various other requirements.

We conduct our business by investing in three primary business segments: (i) real estate securities and real estate related loans, (ii) operating real estate and (iii) residential mortgage loans. We have retroactively combined two business segments which were previously reported separately: real estate securities and real estate related loans. Management no longer reviews disaggregated, discrete financial information on these two investment categories since, among other reasons, they are cross-financed and share common credit risk characteristics. Holdings, our predecessor, conducted its business through three primary segments: (1) real estate securities and real estate related loans, (2) operating real estate, primarily credit leased operating real estate and (3) its investment in Fortress Investment Fund LLC ("Fund I"). Holdings' investments in real estate securities and a portion of its investments in operating real estate were contributed to us. The operating real estate and real estate related loans distributed to Holdings have been treated as discontinued operations, because they constituted a component of an entity, while the other operations distributed to Holdings, including the investment in Fund I, have not been treated as such, because they did not constitute a component of an entity as defined in SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets."

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

                       Real Estate
                     Securities and                 Residential
                       Real Estate     Operating      Mortgage
For the Year Ended    Related Loans   Real Estate      Loans      Fund I   Unallocated     Total
------------------   --------------   -----------   -----------   ------   -----------   --------
December 31, 2004       $225,236        $13,222       $19,135     $   --       $553      $258,146
December 31, 2003       $134,348        $16,234       $12,892     $   --       $580      $164,054
December 31, 2002       $ 83,259        $13,116       $ 1,281     $3,287       $432      $101,375

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

If, in any taxable year, we fail to satisfy one or more of the various tax law requirements, we could fail to qualify as a REIT. In addition, if Holdings failed to qualify as a REIT and we are treated as a successor to Holdings, this could cause us to likewise fail to qualify as a REIT. If we fail to qualify as a REIT for a particular tax year, our income in that year would be subject to U.S. federal corporate income tax (including any applicable alternative minimum tax), and we may need to borrow funds or liquidate certain investments in order to pay the applicable tax, and we would not be compelled by the Code to make distributions. Unless entitled to relief under certain statutory provisions, we would also be disqualified from treatment as a REIT for the four taxable years following the year during which qualification is lost.

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

Variable Interest Entities

In December 2003, Financial Accounting Standards Board Interpretation ("FIN") No. 46R "Consolidation of Variable Interest Entities" was issued as a modification of FIN 46. FIN 46R, which became effective in the first quarter of 2004, clarified the methodology for determining whether an entity is a variable interest entity ("VIE") and the methodology for assessing who is the primary beneficiary of a VIE. VIEs are defined as entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. A VIE is required to be consolidated by its primary beneficiary, and only its primary beneficiary, which is defined as the party who will absorb a majority of the VIE's expected losses or receive a majority of the expected residual returns as a result of holding variable interests.

We have historically consolidated our existing CBO transactions (the "CBO Entities) because we own the entire equity interest in each of them, representing a substantial portion of their capitalization, and we control the management and resolution of their assets. We have determined that certain of the CBO Entities are VIEs and that we are the primary beneficiary of each of these VIEs and will therefore continue to consolidate them. We have also determined that the application of FIN 46R did not result in a change in our accounting for any other entities which were previously consolidated. However, it did cause us to consolidate one entity which was previously not consolidated, ICH CMO, as described below under " - Liquidity and Capital Resources." We will continue to analyze future CBO entities, as well as other investments, pursuant to the requirements of FIN 46R. These analyses require considerable judgment in determining the primary beneficiary of a VIE since they involve subjective probability weighting of subjectively determined possible cash flow scenarios. The result could be the consolidation of an entity acquired or formed in the future that would otherwise not have been consolidated or the non-consolidation of such an entity that would otherwise have been consolidated.

Valuation and Impairment of Securities

We have classified our real estate securities as available for sale. As such, they are carried at fair value with net unrealized gains or losses reported as a component of accumulated other comprehensive income. Fair value is based primarily upon broker quotations, as well as counterparty quotations, which provide valuation estimates based upon reasonable market order indications or a good faith estimate thereof. These quotations are subject to significant variability based on market conditions, such as interest rates and credit spreads. Changes in market conditions, as well as changes in the assumptions or methodology used to determine fair value, could result in a significant increase or decrease in our book equity. We must also assess whether unrealized losses on securities, if any, reflect a decline in value which is other than temporary and, accordingly, write the impaired security down to its value through earnings. For example, a decline in value is deemed to be other than temporary if it is probable that we will be unable to collect all amounts due according to the contractual terms of a security which was not impaired at acquisition. Temporary declines in value generally result from changes in market factors, such as market interest rates and credit spreads, or from certain macroeconomic events, including market disruptions and supply changes, which do not directly impact our ability to collect amounts contractually due. Significant judgment is required in this analysis. To date, no such write-downs have been made.

Revenue Recognition on Securities

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

Valuation of Derivatives

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

Impairment of Loans

We purchase, directly and indirectly, real estate related, commercial mortgage and residential mortgage loans, including manufactured housing loans, to be held for investment. We must periodically evaluate each of these loans or loan pools for possible impairment. Impairment is indicated when it is deemed probable that we will be unable to collect all amounts due according to the contractual terms of the loan, or, for loans acquired at a discount for credit losses, when it is deemed probable that we will be unable to collect as anticipated. Upon determination of impairment, we would establish a specific valuation allowance with a corresponding charge to earnings. Significant judgment is required both in determining impairment and in estimating the resulting loss allowance. In 2003, a loss allowance of $0.1 million was recorded with respect to the residential mortgage loans in our portfolio. No other loan impairments have been recorded to date.

Revenue Recognition on Loans

Income on these loans is recognized similarly to that on our securities and is subject to similar uncertainties and contingencies.

Impairment of Operating Real Estate

We own operating real estate held for investment. We review our operating real estate for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Upon determination of impairment, we would record a write-down of the asset, which would be charged to earnings. Significant judgment is required both in determining impairment and in estimating the resulting write-down. To date, we have determined that no write-downs have been necessary on the operating real estate in our portfolio. In addition, when operating real estate is classified as held for sale, it must be recorded at the lower of its carrying amount or fair value less costs of sale. Significant judgment is required in determining the fair value of such properties. In December 2003, we classified five properties as held for sale and recorded a loss of $1.5 million; these properties were sold in June 2004. In March 2004, we classified one property as held for sale, which did not result in a loss; this property was still held at December 31, 2004. In December 2004, we sold two properties at a gain of $5.3 million. In January 2005, we classified one property as held for sale, which did not result in a loss.

RESULTS OF OPERATIONS

Our independent operations commenced in July 2002 and our initial public offering was completed in October 2002. In addition, we had one offering of preferred stock and two offerings of common stock during 2003 as well as three offerings of common stock in 2004. These events resulted in additional capital being deployed to our investments which, in turn, resulted in changes to our results operations. Furthermore, the results of operations described below include the operations of our predecessor through July 12, 2002, the date of the commencement of our operations. Therefore, many items discussed below prior to such date will not have a continuing impact on our operations.

The following table summarizes the changes in our results of operations from year-to-year (dollars in thousands):

                                          Year-to-Year             Year-to-Year
                                       Increase (Decrease)        Percent Change            Explanation
                                      ---------------------   ---------------------   ----------------------
                                      2004/2003   2003/2002   2004/2003   2003/2002   2004/2003   2003/2002
                                      ---------   ---------   ---------   ---------   ---------   ----------
Interest income                        $92,002     $61,458        68.3%      83.9%       (1)         (1)
Rental and escalation income            (2,701)      2,683       (16.7%)     19.8%       (2)         (2)
Gain on settlement of investments        4,791       1,790        36.4%      15.7%       (3)         (3)
Management fee from affiliate               --      (4,470)         --        N/A        (4)         (4)
Incentive income from affiliate             --       1,218          --        N/A        (4)         (4)
Interest expense                        59,763      32,709        75.6%      70.5%       (1)         (1)
Property operating expense                (538)        891        (6.9%)     12.9%       (2)         (2)
Loan and security servicing expense        903       1,499        41.9%     228.9%       (1)         (1)
General and administrative expense       1,444         838        45.2%      35.6%       (5)         (5)
Management fee to affiliate              4,152      (2,782)       64.2%     (30.1%)      (6)         (6)
Incentive compensation to affiliate      1,733       3,370        27.8%     118.0%       (6)         (6)
Depreciation and amortization              110        (366)        9.2%     (23.5%)      (7)         (7)
Equity in earnings of
   unconsolidated subsidiaries           9,095         500     1,055.1%     138.1%       (8)         (8)
                                       -------     -------     -------      -----
Income from continuing operations      $35,620     $27,020        60.6%      85.1%
                                       =======     =======     =======      =====

(1) Changes in interest income and expense are primarily due to our acquisition of interest bearing assets and related financings, as follows:

                                                      Year-to-Year Income (Decrease)
                                              ---------------------------------------------
                                                 Interest Income         Interest Expense
                                              ---------------------   ---------------------
                                              2004/2003   2003/2002   2004/2003   2003/2002
                                              ---------   ---------   ---------   ---------
Real estate security and loan portfolios(A)    $43,682     $41,551     $31,856     $28,039
ABS-manufactured housing portfolio              14,211         733       4,824         205
Residential mortgage loan portfolio              7,113      11,004       4,701       5,504
ICH CMO loan portfolio                          13,870       4,988      11,878       4,074
Other real estate related loans                  9,332         593       3,528         230
Other                                            3,794       2,589       2,976      (5,343)
                                               -------     -------     -------     -------
                                               $92,002     $61,458     $59,763     $32,709
                                               =======     =======     =======     =======

(A) Represents our second through our sixth CBO financings and the acquisition of the related collateral.

Changes in loan and security servicing expense are also primarily due to these acquisitions.

(2) These changes are primarily the result of the effect of the sale of certain properties and the termination of a lease, offset by foreign currency fluctuations.

(3) These changes are primarily a result of the volume of sales of real estate securities. Sales of real estate securities are based on a number of factors including credit, asset type and industry and can be expected to increase or decrease from time to time. Periodic fluctuations in the volume of sales of securities is dependent upon, among other things, management's assessment of credit risk, asset concentration, portfolio balance and other factors.

(4) These items relate to our predecessor's investment in Fund I, prior to its distribution to Holdings.

(5) The increases in general and administrative expense are primarily a result of our increased size, resulting from our equity issuances during this period, as well as due to increased professional fees related to our compliance with the Sarbanes-Oxley Act of 2002.

(6) Excluding management fees and incentive compensation which were passed through our predecessor to our manager and which related to our predecessor's investment in Fund I, the changes in management fees and incentive compensation were as follows:

                                      Year-to-Year Increase
                                            (Decrease)
                                      ---------------------
                                      2004/2003   2003/2002
                                      ---------   ---------
Management Fee to Affiliate             $4,152      $1,688
Incentive Compensation to Affiliate     $1,733      $2,761

     The increases in management fees are a result of our increased size resulting from our equity issuances during these periods. The increases in incentive compensation are primarily a result of our increased earnings.

(7) The 2003/2002 decrease in depreciation and amortization is primarily the result of the distribution of depreciable assets to Holdings. The 2004/2003 increase is primarily due to foreign currency fluctuations.

(8) The increase in earnings from unconsolidated subsidiaries are primarily a result of our late 2003 acquisition of an interest in an LLC which owns a portfolio of real estate related loans and our early 2004 acquisition of an interest in an LLC which owns a portfolio of convenience and retail gas stores. Note that the amounts shown are net of income taxes on related taxable subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments, and other general business needs. Additionally, to maintain our status as a REIT under the Internal Revenue Code, we must distribute annually at least 90% of our REIT taxable income. Our primary sources of funds for liquidity consist of net cash provided by operating activities, borrowings under loans, the issuance of debt and equity securities. Our debt obligations are generally secured directly by our investment assets.

We expect that our cash on hand and our cash flow provided by operations will satisfy our liquidity needs with respect to our current investment portfolio over the next twelve months. However, we currently expect to seek additional capital in order to grow our investment portfolio. We have an effective shelf registration statement with the SEC which allows us to issue various types of securities, such as common stock, preferred stock, depository shares, debt securities and warrants, from time to time, up to an aggregate of $750 million, of which approximately $448 million remained available as of December 31, 2004.

We expect to meet our long-term liquidity requirements, specifically the repayment of our debt obligations, through additional borrowings and the liquidation or refinancing of our assets at maturity. We believe that the value of these assets is, and will continue to be, sufficient to repay our debt at maturity under either scenario. Our ability to meet our long-term liquidity requirements relating to capital required for the growth of our investment portfolio is subject to obtaining additional equity and debt financing. Decisions by investors and lenders to enter into such transactions with us will depend upon a number of factors, such as our historical and projected financial performance, compliance with the terms of our current credit arrangements, industry and market trends, the availability of capital and our investors' and lenders' policies and rates applicable thereto, and the relative attractiveness of alternative investment or lending opportunities. We maintain access to a broad array of capital resources in an effort to insulate our business from potential fluctuations in the availability of capital.

Our ability to execute our business strategy, particularly the growth of our investment portfolio, depends to a significant degree on our ability to obtain additional capital. Our core business strategy is dependent upon our ability to finance our real estate securities and other real estate related assets with match-funded debt at rates that provide a positive net spread. If spreads for such liabilities widen or if demand for such liabilities ceases to exist, then our ability to execute future financings will be severely restricted.

We expect to meet our short-term liquidity requirements generally through our cash flow provided by operations, as well as investment specific borrowings. In addition, at December 31, 2004, we had an unrestricted cash balance of $37.9 million. Our cash flow provided by operations differs from our net income due to four primary factors: (i) accretion of discount or premium on our real estate securities and loans, discount on our debt obligations, deferred financing costs and interest rate cap premiums, and deferred hedge gains and losses, (ii) gains and losses from sales of assets financed with CBOs, (iii) depreciation of our operating real estate and (iv) straight-lined rental income. Proceeds from the sale of assets which serve as collateral for our CBO financings, including gains thereon, are required to be retained in the CBO structure until the related bonds are retired and are therefore not available to fund current cash needs.

Our match-funded investments are financed long-term and their credit status is continuously monitored; therefore, these investments are expected to generate a generally stable current return, subject to limited interest rate fluctuations. See "Quantitative and Qualitative Disclosures About Market Risk -- Interest Rate Exposure" below. Our remaining investments, financed with short term repurchase agreements, are also subject to refinancing risk upon the maturity of the related debt. See "Debt Obligations" below.

With respect to our operating real estate, we expect to incur expenditures of approximately $0.5 million relating to tenant improvements in connection with the inception of leases and capital expenditures during the year ending December 31, 2005.

With respect to one of our real estate related loans, we were committed to fund up to an additional $22.7 million at December 31, 2004, subject to certain conditions to be met by the borrower.

Debt Obligations

The following table presents certain information regarding our debt obligations and related hedges as of December 31, 2004 (unaudited) (dollars in thousands):


                                                                            Unhedged                  Weighted   Weighted
                                                  Current                   Weighted        Final      Average    Average
Debt Obligation/Collateral            Month        Face       Carrying       Average       Stated      Funding   Maturity
CBO Bonds Payable                    Issued       Amount        Value     Funding Cost    Maturity    Cost (1)    (Years)
--------------------------         ----------   ----------   ----------   ------------   ----------   --------   --------
Real estate securities and loans   July 1999    $  436,895   $  432,893     4.08% (2)     July 2038     4.85%      4.21

Real estate securities and loans   April 2002      444,000      440,427     3.67% (2)    April 2037     6.18%      5.38

Real estate securities and loans   March 2003      472,000      467,905     3.68% (2)    March 2038     4.45%      7.31

Real estate securities and loans   Sept. 2003      460,000      455,115     3.28% (2)    Sept. 2038     4.32%      7.87
Real estate securities and loans   March 2004      414,000      410,018     3.31% (2)    March 2039     3.85%      7.63
Real estate securities and loans   Sept. 2004      454,500      450,152     3.16% (2)    Sept. 2039     3.90%      8.20
                                                ----------   ----------                                 ----       ----
                                                 2,681,395    2,656,510                                 4.59%      6.78
                                                ----------   ----------                                 ----       ----
Other Bonds Payable
Bell Canada portfolio (3)          April 2002       42,885       42,422     7.02%        April 2012     7.02%      1.43
ICH CMO loans (4)                      (4)         179,844      179,844     6.61% (2)    Aug. 2030      6.61%      2.79
                                                ----------   ----------                                 ----       ----
                                                   222,729      222,266                                 6.69%      2.53
                                                ----------   ----------                                 ----       ----
Notes Payable
Real estate related loan            Nov. 2003       67,523       67,523    LIBOR+1.50%    Nov. 2006     3.92%      1.64
Real estate related loan (5)        Feb. 2004       40,000       40,000    LIBOR+1.50%    Feb. 2005     4.26%      0.17
Residential mortgage loans (6)      Nov. 2004      544,477      544,477    LIBOR+0.15%    Nov. 2007     2.46%      2.10
                                                ----------   ----------                                 ----       ----
                                                   652,000      652,000                                 2.72%      1.93
                                                ----------   ----------                                 ----       ----
Repurchase Agreements (6)
Residential mortgage loans (7)       Rolling        67,382       67,382   LIBOR +0.43%    Mar. 2005     2.99%      0.25
ABS-manufactured housing (8)         Rolling       103,738      103,738   LIBOR +0.64%    Mar. 2005     4.29%      0.17
Agency RMBS (9)                      Rolling       195,754      195,754   LIBOR +0.13%    Jan. 2005     3.81%      0.08
Real estate securities               Rolling        67,471       67,471   LIBOR +0.61%    Oct. 2005     3.29%      0.22
Real estate related loans (10)       Rolling        56,275       56,275   LIBOR +0.95%    Oct. 2005     3.34%      0.69
                                                ----------   ----------                                 ----       ----
                                                   490,620      490,620                                 3.67%      0.21
                                                ----------   ----------                                 ----       ----
Total debt obligations                          $4,046,744   $4,021,396                                 4.29%      4.97
                                                ==========   ==========                                 ====       ====

                                                                                                        Aggregate
                                                              Collateral       Face                     Notional
                                       Face                    Weighted       Amount                    Amount of
                                      Amount     Collateral     Average    of Floating                  Currently
Debt Obligation/Collateral         of Floating    Carrying     Maturity        Rate         Hedges      Effective
CBO Bonds Payable                   Rate Debt       Value       (Years)     Collateral      Owned        Hedges
--------------------------         -----------   ----------   ----------   -----------   -----------   ----------
                                                                                          Two swaps,
Real estate securities and loans    $  341,895   $  587,861      6.04       $       --     one cap     $  328,699
                                                                                           One swap,
Real estate securities and loans       372,000      505,927      6.16           84,733     one cap        290,000
                                                                                          One swap,
Real estate securities and loans       427,800      499,813      5.60          144,682     one cap        276,060
                                                                                          One swap,
Real estate securities and loans       442,500      497,524      4.93          233,990     one cap        192,500
Real estate securities and loans       382,750      449,244      6.01          217,652     One swap       165,300
Real estate securities and loans       442,500      499,867      6.46          252,886     One swap       189,373
                                    ----------   ----------      ----       ----------                 ----------
                                     2,409,445    3,040,236      5.87          933,943                  1,441,932
                                    ----------   ----------      ----       ----------                 ----------
Other Bonds Payable
Bell Canada portfolio (3)                   --       57,193       N/A               --       None              --
ICH CMO loans (4)                        3,684      202,674      2.86            3,684       None              --
                                    ----------   ----------                 ----------                 ----------
                                         3,684      259,867                      3,684                         --
                                    ----------   ----------                 ----------                 ----------
Notes Payable
Real estate related loan                67,523       83,909      1.64           83,909       None              --
Real estate related loan (5)            40,000       50,000      2.13           50,000       None              --
Residential mortgage loans (6)         544,477      583,922      3.76          575,759       None              --
                                    ----------   ----------      ----       ----------                 ----------
                                       652,000      717,831      3.40          709,668                         --
                                    ----------   ----------      ----       ----------                 ----------
Repurchase Agreements (6)
Residential mortgage loans (7)          67,382       70,862      4.49           69,622       None              --
ABS-manufactured housing (8)           103,738      146,309      5.11               --   Eight swaps       95,700
Agency RMBS (9)                        195,754      201,528      3.35               --   Three swaps      195,409
Real estate securities                  67,471       91,771      3.73           32,609   Two swaps         21,295
Real estate related loans (10)          56,275       73,500      1.87           73,500       None              --
                                    ----------   ----------      ----       ----------                 ----------
                                       490,620      583,970      3.80          175,731                    312,404
                                    ----------   ----------      ----       ----------                 ----------
Total debt obligations              $3,555,749   $4,601,904                 $1,823,026                 $1,754,336
                                    ==========   ==========                 ==========                 ==========

(1)  Including the effect of applicable hedges.

(2)  Weighted average, including floating and fixed rate classes.

(3)  Denominated in Canadian dollars.

(4)  See "Business-Our Investing Activities-Real Estate Related Loans" above.

(5)  Maturity date extended in January 2005 from February 2005 to February 2006.

(6)  Subject to potential mandatory prepayments based on collateral value.

(7)  The counterparty on this repo is Bear Stearns Mortgage Capital Corporation.

(8)  The counterparty on these repos is Greenwich Capital Markets Inc.

(9)  The counterparty on this repo is Bank of America Securities LLC.

(10) The counterparty on these repos is Deutsche Bank AG.

Our long-term debt obligations existing at December 31, 2004 (gross of $25.3 million of discounts) have contractual maturities as follows (unaudited) (in millions):

2005         $  535,870
2006             62,273
2007            544,477
2008                 --
2009                 --
Thereafter    2,904,124
             ----------
Total        $4,046,744
             ==========

Certain of the debt obligations included above are obligations of our consolidated subsidiaries which own the related collateral. In some cases, including the CBO and Other Bonds Payable, such collateral is not available to other creditors of ours.

In connection with the sale of two classes of CBO bonds, we entered into two interest rate swaps and three interest rate cap agreements that do not qualify for hedge accounting.

In November 2001, we sold the retained subordinated $17.5 million Class E Note from our first CBO to a third party. The Class E Note bore interest at a fixed rate of 8.0% and had a stated maturity of June 2038. The sale of the Class E Note represented an issuance of debt and was recorded as additional CBO bonds payable. In April 2002, a wholly owned subsidiary of ours repurchased the Class E Note. The repurchase of the Class E Note represented a repayment of debt and was recorded as a reduction of CBO bonds payable. The Class E Note is included in the collateral for our second CBO. The Class E Note is eliminated in consolidation.

One class of the CBO bonds, with a $395.0 million face amount, was issued subject to remarketing procedures and related agreements whereby such bonds are remarketed and sold on a periodic basis. These bonds are fully insured by a third party with respect to the timely payment of interest and principal thereon.

We enter into short-term warehouse agreements with major investment banks for the right to purchase commercial mortgage backed securities, unsecured REIT debt, real estate related loans and asset backed securities for our real estate securities portfolios, prior to their being financed with CBOs. These agreements are treated as non-hedge derivatives for accounting purposes and are therefore marked to market through current income. If the related CBO is not consummated, except as a result of our gross negligence, willful misconduct or breach of contract, we would be required to pay the Net Loss, if any, as defined, up to the related deposit, less any Excess Carry Amount, as defined, earned on such deposit. Although we currently anticipate completing the most recent CBO in the near term, there is no assurance that such CBO will be consummated or on what terms it will be consummated. The following table summarizes the agreements (in thousands):

                      December 31, 2004             Income (Loss) Recorded
            -------------------------------------   ----------------------
   Deal        Collateral     Aggregate     Fair
  Status    Accumulated (1)    Deposit     Value     2004     2003    2002
---------   ---------------   ---------   -------   ------   ------   ----
Completed                                           $2,604   $3,730   $652
Open            $224,928       $24,901    $25,411      510       --     --
                                                    ------   ------   ----
Total                                               $3,114   $3,730   $652
                                                    ======   ======   ====

(1) Excludes $32.5 million of collateral accumulated on balance sheet and recorded in real estate securities.

In October 2003, pursuant to FIN No. 46R, we consolidated an entity which holds a portfolio of commercial mortgage loans which has been securitized. This investment, which we refer to as the ICH CMO, was previously treated as a non-consolidated residual interest in such securitization. We exercise no control over the management or resolution of these assets and our residual investment in this entity was recorded at $2.9 million prior to its consolidation. The primary effect of the consolidation is the requirement that we reflect the gross loan assets and gross bonds payable of this entity in our financial statements.

In July 2004, we refinanced $342.5 million of the AAA and AA bonds in our first CBO. $322.5 million of AAA bonds were refinanced at LIBOR + 0.30% from LIBOR + 0.65% and $20.0 million of AA bonds were refinanced at LIBOR + 0.50% from LIBOR + 0.80%.

During 2004, the note payable on the LIV portfolio of operating real estate was repaid in full.

In January 2005, we acquired a portfolio of approximately 8,100 manufactured housing loans for an aggregate purchase price of approximately $308.2 million. The loans, which were all current at the time of acquisition, are primarily fixed rate with a weighted average coupon of approximately 9.00% and a weighted average remaining term of approximately 5.00 years. Our acquisition was initially funded with approximately $246.5 million of one-year debt provided by two investment banks which is subject to adjustment based on the market value and performance of the related portfolio. The debt bears interest at LIBOR + 1.25%. We obtained an interest rate swap in order to hedge our exposure to the risk of changes in market interest rates with respect to this debt.

Other

In March 2004, we purchased a 49% interest in a portfolio of convenience and retail gas stores located throughout the southeastern and southwestern regions of the U.S. The properties are subject to a sale-leaseback arrangement under long-term triple net leases with a 15 year minimum term. We structured this transaction through a joint venture with an affiliate of our manager on equal terms. In October 2004, the investment's initial financing was refinanced with a nonrecourse term loan ($53.0 million outstanding at December 31, 2004). The term loan bears interest at a fixed rate of 6.04%, with payments of interest only during the first two years and a 25-year amortization schedule with a balloon payment due in October 2014. This investment is reflected as an investment in an unconsolidated subsidiary and is included in the operating real estate segment. At December 31, 2004, we had a $17.8 million investment in this entity.

In November 2004, we entered into a total rate of return swap with a major investment bank, whereby we receive the sum of all interest (at LIBOR + 2.25%), fees and any positive change in value amounts (the total return cash flows) from a referenced term loan (to a retail mall REIT) with an initial notional amount of $107.0 million, and pay interest (at LIBOR + 0.50%) on such notional plus any negative change in value amounts from such loan. This agreement is treated as a non-hedge derivative for accounting purposes and is therefore marked to market through income. Under the agreement, we were required to post an initial margin deposit equal to 17% of the notional amount and additional margin may be payable in the event of a decline in value of the referenced term loan. Any margin on deposit, less any negative change in value payments, will be returned to us upon termination of the contract.

Stockholders' Equity

Common Stock Offerings

The following table presents information on shares of our common stock issued since our formation.

                                 Range of Issue
                      Shares         Prices        Net Proceeds   Options Granted
Year                  Issued       per Share(1)     (millions)       to Manager
----                ----------   --------------    ------------   ---------------
Formation           16,488,517         N/A               N/A              N/A
2002                 7,000,000       $13.00           $ 80.0          700,000
2003                 7,886,316   $20.35-$22.85        $163.4          788,227
2004                 8,484,648   $26.30-$31.40        $224.3          837,500
                    ----------
December 31, 2004   39,859,481
                    ==========
January 2005         3,879,000       $29.60           $105.4          330,000

(1) Excludes shares issued pursuant to the exercise of options and shares issued to our independent directors.

During 2003 and 2004, our manager assigned, for no value, options to purchase approximately 0.8 million shares of our common stock to certain of our manager's employees, of which approximately 0.1 million were exercised in 2004.

As of December 31, 2004, our outstanding options had a weighted average strike price of $21.25 and were summarized as follows:

Held by our manager                               1,510,937
Issued to our manager and subsequently assigned
   to certain of our manager's employees            707,790
Held by directors                                    13,000
                                                  ---------
Total                                             2,231,727
                                                  =========

Preferred Stock

In March 2003, we issued 2.5 million shares ($62.5 million face amount) of 9.75% Series B Cumulative Redeemable Preferred Stock (the "Series B Preferred"). The Series B Preferred has a $25 liquidation preference, no maturity date and no mandatory redemption. We have the option to redeem the Series B Preferred beginning in March 2008.

Other Comprehensive Income

During the year ended December 31, 2004, our accumulated other comprehensive income increased due to the following factors (in thousands):

Accumulated other comprehensive income, December 31, 2003                    $ 39,413
   Unrealized gain on securities                                               34,088
   Reclassification of realized (gain) on securities into earnings            (14,574)
   Foreign currency translation                                                 1,984
   Reclassification of realized foreign currency translation into earnings     (1,478)
   Unrealized gain on derivatives designated as cash flow hedges               11,973
   Reclassification of realized loss on derivatives designated as cash
      flow hedges into earnings                                                   364
                                                                             --------
Accumulated other comprehensive income, December 31, 2004                    $ 71,770
                                                                             ========

Our book equity changes as our real estate securities portfolio and derivatives are marked to market each quarter, among other factors. The primary causes of mark to market changes are changes in interest rates and credit spreads. During the year, the combination of tightening credit spreads and rising interest rates has resulted in a net increase in unrealized gains on our real estate securities portfolio. In an environment of widening credit spreads and increasing interest rates, we believe our new investment activities will benefit. While such an environment will likely result in a decrease in the fair value of our existing securities portfolio and therefore reduce our book equity and ability to realize gains on such existing securities, it would not directly affect our earnings or our cash flow or our ability to pay a dividend.

In addition, the weakening of the U.S. dollar against both the Canadian dollar and the Euro has resulted in an increase in unrealized gains on our Canadian and Belgian operating real estate.

Common Dividends Paid

Declared for the Period Ended       Paid       Amount Per Share
-----------------------------   ------------   ----------------
September 30, 2002              October 2002        $0.400
October 9, 2002                 October 2002        $0.060
December 31, 2002               January 2003        $0.390
March 31, 2003                  April 2003          $0.450
June 30, 2003                   July 2003           $0.500
September 30, 2003              October 2003        $0.500
December 31, 2003               January 2004        $0.500
March 31, 2004                  April 2004          $0.600
June 30, 2004                   July 2004           $0.600
September 30, 2004              October 2004        $0.600
December 31, 2004               January 2005        $0.625

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

In July 2000, Holdings entered into a $40 million revolving credit agreement, which bore interest at LIBOR +4.25%. Holdings hedged its exposure to the risk of changes in market interest rates with respect to the credit agreement by obtaining an interest rate swap. This credit agreement was retained by Holdings.

Cash Flow

Net cash flow provided by operating activities increased from $37.6 million for the year ended December 31, 2003 to $78.0 million for the year ended December 31, 2004. It increased from $21.6 million for the year ended December 31, 2002 to $37.6 million for the year ended December 31, 2003. These changes resulted from the acquisition and settlement of our investments as described above, including the distribution of investments to Holdings.

Investing activities used ($1,319.7 million), ($1,652.7 million) and ($682.7 million) during the years ended December 31, 2004, 2003 and 2002, respectively. Investing activities consisted primarily of the acquisition of properties and the investments made in real estate securities and loans, net of proceeds from the sale or settlement of investments.

Financing activities provided $1,219.3 million, $1,630.0 million and $675.2 million during the years ended December 31, 2004, 2003 and 2002, respectively. The equity issuances, borrowings and debt issuances described above served as the primary sources of cash flow from financing activities. Offsetting uses included the payment of related deferred financing costs, the purchase of hedging instruments, the payment of dividends, the redemption of common and preferred stock and the repayment of debt as described above.

See the consolidated statements of cash flows in our consolidated financial statements included in "Financial Statements and Supplementary Data" for a reconciliation of our cash position (including our predecessor's cash position prior to the commencement of our operations) for the periods described herein.

INTEREST RATE, CREDIT AND SPREAD RISK

We are subject to interest rate, credit and spread risk with respect to our investments.

Our primary interest rate exposures relate to our real estate securities, loans and floating rate debt obligations, as well as our interest rate swaps and caps. Changes in the general level of interest rates can effect our net interest income, which is the difference between the interest income earned on interest-earning assets and the interest expense incurred in connection with our interest-bearing liabilities and hedges. Changes in the level of interest rates also can effect, among other things, our ability to acquire real estate securities and loans, the value of our real estate securities, loans and derivatives, and our ability to realize gains from the settlement of such assets.

Our general financing strategy focuses on the use of match-funded structures. This means that we seek to match the maturities of our debt obligations with the maturities of our investments to minimize the risk that we have to refinance our liabilities prior to the maturities of our assets, and to reduce the impact of changing interest rates on our earnings. In addition, we generally match-fund interest rates on our investments with like-kind debt (i.e., fixed rate assets are financed with fixed rate debt and floating rate assets are financed with floating rate debt), directly or through the use of interest rate swaps, caps or other financial instruments, or through a combination of these strategies, which allows us to reduce the impact of changing interest rates on our earnings. See "Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Exposure" below.

Real Estate Securities

Interest rate changes may also impact our net book value as our real estate securities and related hedge derivatives are marked to market each quarter. Our loan investments and debt obligations are not marked to market. Generally, as interest rates increase, the value of our fixed rate securities decreases, and as interest rates decrease, the value of such securities will increase. In general, we would expect that over time, decreases in the value of our real estate securities portfolio attributable to interest rate changes will be offset to some degree by increases in the value of our swaps, and vice versa. However, the relationship between spreads on securities and spreads on swaps may vary from time to time, resulting in a net aggregate book value increase or decline. Our real estate securities portfolio is largely financed to maturity through long-term CBO financings that are not redeemable as a result of book value changes. Accordingly, unless there is a material impairment in value that would result in a payment not being received on a security, changes in the book value of our securities portfolio will not directly affect our recurring earnings or our ability to pay a dividend.

The commercial mortgage and asset backed securities we invest in are generally junior in right of payment of interest and principal to one or more senior classes, but benefit from the support of one or more subordinate classes of securities or other form of credit support within a securitization transaction. The senior unsecured REIT debt securities we invest in reflect comparable credit risk. Credit risk refers to each individual borrower's ability to make required interest and principal payments on the scheduled due dates. We believe, based on our due diligence process, that these securities offer attractive risk-adjusted returns with long-term principal protection under a variety of default and loss scenarios. While the expected yield on these securities is sensitive to the performance of the underlying assets, the more subordinated securities or other features of the securitization transaction, in the case of commercial mortgage and asset backed securities, and the issuer's underlying equity and subordinated debt, in the case of senior unsecured REIT debt securities, are designed to bear the first risk of default and loss. We further minimize credit risk by actively monitoring our real estate securities portfolio and the underlying credit quality of our holdings and, where appropriate, repositioning our investments to upgrade the credit quality and yield on our investments. While we have not experienced any significant credit losses, in the event of a significant rising interest rate environment and/or economic downturn, loan and collateral defaults may increase and result in credit losses that would adversely affect our liquidity and operating results.

Our real estate securities portfolio is diversified by asset type, industry, location and issuer. At December 31, 2004, we had 455 real estate securities and loans, excluding the ICH CMO loans as described above. Our largest investment in a real estate security or real estate related loan was $86.7 million and our average investment size was $8.1 million at December 31, 2004. Furthermore, our real estate securities are supported by pools of underlying loans. For instance, our CMBS investments had 16,341 underlying loans at December 31, 2004. We expect that this diversification also helps to minimize the risk of capital loss. At December 31, 2004, our real estate securities and real estate related loans (excluding the ICH loans as described above) had an overall weighted average credit rating of approximately BBB-, and approximately 70% had an investment grade rating (BBB- or higher).

Our real estate securities are also subject to spread risk. Our fixed rate securities are valued based on a market credit spread over the rate payable on fixed rate U.S. Treasuries of like maturity. In other words, their value is dependent on the yield demanded on such securities by the market based on their credit relative to U.S. Treasuries. Excessive supply of such securities combined with reduced demand will generally cause the market to require a higher yield on such securities, resulting in the use of a higher (or "wider") spread over the benchmark rate (usually the applicable U.S. Treasury security yield) to value such securities. Under such conditions, the value of our real estate securities portfolio would tend to decline. Conversely, if the spread used to value such securities were to decrease (or "tighten"), the value of our real estate securities portfolio would tend to increase. Our floating rate securities are valued based on a market credit spread over LIBOR and are effected similarly by changes in LIBOR spreads. Such changes in the market value of our real estate securities portfolio may effect our net equity, net income or cash flow directly through their impact on unrealized gains or losses on available-for-sale securities, and therefore our ability to realize gains on such securities, or indirectly through their impact on our ability to borrow and access capital. If the value of our securities subject to repurchase agreements were to decline, it could affect our ability to refinance such loans upon the maturity of the related repurchase agreements. See "Quantitative and Qualitative Disclosures About Market Risk-Credit Spread Curve Exposure" below.

Furthermore, shifts in the U.S. Treasury yield curve, which represents the market's expectations of future interest rates, would also effect the yield required on our real estate securities and therefore their value. This would have similar effects on our real estate securities portfolio and our financial position and operations to a change in spreads.

Loans

Similar to our real estate securities portfolio, we are subject to credit and spread risk with respect to our real estate related, commercial mortgage and residential mortgage loan portfolios. However, unlike our real estate securities portfolio, our loans do not benefit from the support of junior classes of securities, but rather bear the first risk of default and loss. We believe that this credit risk is mitigated through our due diligence process and periodic reviews of the borrower's payment history, delinquency status, and the relationship of the loan balance to the underlying property value. At December 31, 2004, our residential mortgage loan portfolio was characterized by high credit quality borrowers with a weighted average FICO score of 722 at origination, and had a weighted average loan to value ratio of 72.5%. As of December 31, 2004, approximately $575.8 million of our residential mortgage loans were held in securitized form, of which over 95% of the principal balance was AAA rated.

Our loan portfolios are diversified by geographic location and by borrower. We believe that this diversification also helps to minimize the risk of capital loss.

Our loan portfolios are also subject to spread risk. Our floating rate loans are valued based on a market credit spread to LIBOR. The value of these loans is dependent upon the yield demanded by the market based on their credit relative to LIBOR. The value of our floating rate loans would tend to decline should the market require a higher yield on such loans, resulting in the use of a higher spread over the benchmark rate (usually the applicable LIBOR yield). Our fixed rate loans are valued based on a market credit spread over U.S. Treasuries and are effected similarly by changes in U.S. Treasury spreads. If the value of our loans subject to repurchase agreements were to decline, it could affect our ability to refinance such loans upon the maturity of the related repurchase agreements.

Any credit or spread losses incurred with respect to our loan portfolios would affect us in the same way as similar losses on our real estate securities portfolio as described above, except that our loan portfolios are not marked to market.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2004, we had the following material off-balance sheet arrangements:

- The $25.4 million carrying value of our deposit on our seventh real estate securities portfolio, as described above under "-Liquidity and Capital Resources." Except as a result of our gross negligence, willful misconduct or breach of contract, our potential loss is limited to the amount shown, which is included in our consolidated balance sheet.

- A guarantee of certain payments under an interest rate swap which may be entered into in 2007 in connection with the securitization of the Bell Canada portfolio, if the related bonds are not fully repaid by such date. We believe the fair value of this guarantee is negligible at December 31, 2004.

At this time, we do not anticipate a substantial risk of incurring a loss with respect to any of the arrangements.

We are also party to a total return swap which is treated as a non-hedge derivative. For further information on this investment, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

CONTRACTUAL OBLIGATIONS

As of December 31, 2004, we had the following material contractual obligations (payments in thousands):

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

Other bonds payable                Described under "Quantitative and Qualitative
                                   Disclosures About Market Risk"

Notes payable                      Described under "Quantitative and Qualitative
                                   Disclosures About Market Risk"

Repurchase agreements              Described under "Quantitative and Qualitative
                                   Disclosures About Market Risk"

Interest rate swaps, treated as
hedges                             Described under "Quantitative and Qualitative
                                   Disclosures About Market Risk"

Real estate securities portfolio
deposit                            Described under "Quantitative and Qualitative
                                   Disclosures About Market Risk"

Non-hedge derivative obligations
CBO IV wrap agreement              Described under "Quantitative and Qualitative
                                   Disclosures About Market Risk" The largest
                                   tranche of our CBO IV bonds, the $395.0
                                   million face amount of Class I-MM bonds, was
                                   issued subject to remarketing procedures and
                                   related agreements whereby such bonds are
                                   remarketed and sold on a periodic basis. The
                                   Class I-MM bonds are fully insured by a third
                                   party with respect to the timely payment of
                                   interest and principal thereon, pursuant to a
                                   financial guaranty insurance policy ("wrap").
                                   We pay annual fees of 0.12% of the
                                   outstanding face amount of the Class I-MM
                                   bonds under this agreement.

CBO IV backstop agreement          In connection with the remarketing procedures
                                   described above, a backstop agreement has
                                   been created whereby a third party financial
                                   institution is required to purchase the Class
                                   I-MM bonds at the end of any remarketing
                                   period if such bonds could not be resold in
                                   the market by the remarketing agent. We pay
                                   annual fees of 0.20% of the outstanding face
                                   amount of the Class I-MM bonds under this
                                   agreement.

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

                                           Actual        Fixed and Determinable Payments Due by Period (2)
                                          Payments    ----------------------------------------------------------
Contract                                  2004 (1)      2005     2006-2007   2008-2009   Thereafter      Total
--------                                 ----------   --------   ---------   ---------   ----------   ----------
CBO bonds payable                        $   58,896   $     --   $     --       $--      $2,681,395   $2,681,395
Other bonds payable                          60,475         --         --        --         222,729      222,729
Notes payable                               114,678     45,250    606,750        --              --      652,000
Repurchase agreements                       887,429    490,620         --        --              --      490,620
Interest rate swaps, treated as hedges       53,066         (3)        (3)       (3)             (3)          (3)
Non-hedge derivative obligations              4,117         (3)        (3)       (3)             (3)          (3)
CBO IV wrap agreement                           482         (3)        (3)       (3)             (3)          (3)
CBO IV backstop agreement                       803         (3)        (3)       (3)             (3)          (3)
CBO IV remarketing agreement                    200         (3)        (3)       (3)             (3)          (3)
Management agreement                         12,062         (3)        (3)       (3)             (3)          (3)
                                         ----------   --------   --------       ---      ----------   ----------
Total                                    $1,192,208   $535,870   $606,750       $--      $2,904,124   $4,046,744
                                         ==========   ========   ========       ===      ==========   ==========

(1) Includes all payments made under the respective agreements. The management agreement payments shown include $10.4 million of management fees and expense reimbursements and $1.7 million of incentive compensation.

(2)  Represents debt principal due based on contractual maturities.

(3)  These contracts do not have fixed and determinable payments.

INFLATION

We believe that our risk of increases in market interest rates on our floating rate debt as a result of inflation is largely offset by our use of match-funding and hedging instruments as described above. See "Quantitative and Qualitative Disclosure About Market Risk -- Interest Rate Exposure" below.

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

Funds from Operations (FFO) is calculated as follows (unaudited) (in thousands):

                                                            For the Year Ended December 31,
                                                            -------------------------------
                                                                2004      2003      2002
                                                              -------   -------   -------
Income available for common stockholders                      $92,321   $51,345   $30,333
   Operating real estate depreciation                           2,199     3,035     7,994
   Accumulated depreciation on operating real estate sold      (8,319)       --    (2,847)
   Other- Fund I (1)                                               --        --     2,153
                                                              -------   -------   -------
Funds from operations (FFO)                                   $86,201   $54,380   $37,633
                                                              =======   =======   =======

(1)  Related to an investment retained by our predecessor.

Funds from operations was derived from our segments as follows (unaudited) (in thousands):

                                                                                            Return on Invested
                                                    Average Invested                           Common Equity
                                                     Common Equity                          (ROE) for the Year    ROE for the Year
                                   Book Equity     for the Year Ended    FFO for the Year         Ended                Ended
                               December 31, 2004    December 31, 2004         Ended          December 31, 2004   December 31, 2003
                                      (1)                  (2)          December 31, 2004          (3)                  (3)
                               -----------------   ------------------   -----------------   ------------------   -----------------
Real estate securities and
   real estate related loans       $625,703             $502,731            $103,245               20.5%               23.2%
Residential mortgage loans           46,291               35,682               5,953               16.7%               25.7%
Operating real estate                68,279               60,021               5,533                9.2%               12.2%
Unallocated (1)                     (69,330)              (2,037)            (28,530)               N/A                 N/A
                                   --------             --------            --------               ----                ----
Total (2)                           670,943             $596,397            $ 86,201               14.5%               16.4%
                                   ========             ========            ========               ====                ====
Preferred stock                      62,500
Accumulated depreciation             (8,498)
Accumulated other
   comprehensive income              71,770
                                   --------
Net book equity                    $796,715
                                   ========

(1) Unallocated FFO represents ($6,094) of preferred dividends and ($22,436) of corporate general and administrative expense, management fees and incentive compensation.

(2) Invested common equity is equal to book equity excluding preferred stock, accumulated depreciation and accumulated other comprehensive income.

(3)  FFO divided by average invested common equity.

RELATED PARTY TRANSACTIONS

In November 2003, we and a private investment fund managed by an affiliate of our manager co-invested and each indirectly own an approximately 38% interest in a limited liability company that acquired a pool of franchise loans from a third party financial institution. Our investment in this entity, reflected as an investment in an unconsolidated subsidiary on our consolidated balance sheet, was approximately $23.5 million at December 31, 2004. The remaining approximately 24% interest in the limited liability company is owned by the above-referenced third party financial institution.

In January 2004, we purchased, in a private placement from an underwriter, $31.5 million face amount of B and BB rated securities of Global Signal Trust I, a special purpose vehicle established by Global Signal Inc. Two of our directors are the CEO and President of Global Signal, Inc., respectively. A private equity fund managed by an affiliate of our manager owns a significant portion of Global Signal Inc.'s common stock. Approximately $418.0 million face amount of Global Signal Trust I securities were issued in 7 classes, rated AAA though B, of which the B and BB classes constituted $73.0 million. The balance of the B and BB securities was sold on identical terms to a private investment fund managed by an affiliate of our manager and to a large third party mutual fund complex. The proceeds of the offering were utilized by Global Signal Inc. to repay an existing credit facility, to pay an extraordinary dividend of approximately $140 million to its stockholders of which approximately $67 million was paid to the above-referenced private equity fund, and for general working capital purposes. In December 2004, through our warehouse, we placed a deposit of approximately $2.6 million on $17.0 million of BB rated securities of Global Signal Trust II, a special purpose vehicle established by Global Signal, Inc. Pursuant to an underwritten 144A offering, approximately $293.8 million of Global Signal Trust II securities were issued in 7 classes, rated AAA through BB-, of which the BB class constituted approximately $35.4 million.

In March 2004, we and a private investment fund managed by an affiliate of our manager co-invested and each indirectly own an approximately 49% interest in two limited liability companies that have acquired, in a sale-leaseback transaction, a portfolio of convenience and retail gas stores from a public company. The properties are subject to a number of master leases, the initial term of which in each case is a minimum of 15 years. This investment was financed with nonrecourse debt at the limited liability company level and our investment in this entity, reflected as an investment in an unconsolidated subsidiary on our consolidated balance sheet, was approximately $17.8 million at December 31, 2004.

In December 2004, we and a private investment fund managed by an affiliate of our manager each made an initial investment in a new real estate related loan with a maximum loan amount of $128 million, subject to being drawn down under certain conditions. The loan is secured by a first mortgage on a large development project and related assets. We own a 27.3% interest in the loan and the private investment fund owns a 72.7% interest in the loan. Major decisions require the unanimous approval of holders of interests in the loan while for other decisions, holders of interests in the loan vote based on their percentage interest therein. We and our affiliated investment fund are each entitled to transfer all or any portion of our respective interests in the loan to third parties. Our investment in this loan was approximately $11.9 million at December 31, 2004.

In January 2005, we entered into a servicing agreement with a portfolio company of a private equity fund advised by an affiliate of our manager for them to service a portfolio of manufactured housing loans. As compensation under the servicing agreement, the portfolio company will receive, on a monthly basis, a net servicing fee equal to 1.00% per annum on the unpaid principal balance of the loans being serviced. We acquired a portfolio of such loans in January 2005 at a cost of $308.2 million.

In each instance described above, affiliates of our manager have an investment in the applicable affiliated fund and receive from the fund, in addition to management fees, incentive compensation if the fund's aggregate investment returns exceed certain thresholds.

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

INTEREST RATE EXPOSURE

Our primary interest rate exposures relate to our real estate securities, loans and floating rate debt obligations, as well as our interest rate swaps and caps. Changes in the general level of interest rates can effect our net interest income, which is the difference between the interest income earned on interest-earning assets and the interest expense incurred in connection with our interest-bearing liabilities and hedges. Changes in the level of interest rates also can effect, among other things, our ability to acquire real estate securities and loans, the value of our real estate securities, loans and derivatives, and our ability to realize gains from the settlement of such assets. While our strategy is to utilize interest rate swaps, caps and match-funded financings in order to limit the effects of changes in interest rates on our operations, there can be no assurance that our profitability will not be adversely affected during any period as a result of changing interest rates. As of December 31, 2004, a 100 basis point increase in short term interest rates would increase our earnings by approximately $0.7 million per annum.

While we have not experienced any significant credit losses, in the event of a significant rising interest rate environment and/or economic downturn, loan and collateral defaults may increase and result in credit losses that would adversely affect our liquidity and operating results.

Interest rate changes may also impact our net book value as our real estate securities and related hedge derivatives are marked to market each quarter. Our loan investments and debt obligations are not marked to market. Generally, as interest rates increase, the value of our fixed rate securities decreases, and as interest rates decrease, the value of such securities will increase. In general, we would expect that over time, decreases in the value of our real estate securities portfolio attributable to interest rate changes will be offset to some degree by increases in the value of our swaps, and vice versa. However, the relationship between spreads on securities and spreads on swaps may vary from time to time, resulting in a net aggregate book value increase or decline. Our real estate securities portfolio is largely financed to maturity through long-term CBO financings that are not redeemable as a result of book value changes. Accordingly, unless there is a material impairment in value that would result in a payment not being received on a security, changes in the book value of our portfolio will not directly affect our recurring earnings or our ability to pay a dividend. As of December 31, 2004, a 100 basis point change in short term interest rates would impact our net book value by approximately $47.0 million.

Our general financing strategy focuses on the use of match-funded structures. This means that we seek to match the maturities of our debt obligations with the maturities of our investments to minimize the risk that we have to refinance our liabilities prior to the maturities of our assets, and to reduce the impact of changing interest rates on our earnings. In addition, we generally match-fund interest rates on our investments with like-kind debt (i.e., fixed rate assets are financed with fixed rate debt and floating rate assets are financed with floating rate debt), directly or through the use of interest rate swaps, caps, or other financial instruments, or through a combination of these strategies, which allows us to reduce the impact of changing interest rates on our earnings. Our real estate securities and real estate related loan portfolio, excluding the ICH CMO loans as described below, and their respective liabilities had a weighted average life of 5.37 years and 5.72 years, respectively, as of December 31, 2004. Our financing strategy is dependent on our ability to place the match-funded debt we use to finance our investments at rates that provide a positive net spread. If spreads for such liabilities widen or if demand for such liabilities ceases to exist, then our ability to execute future financings will be severely restricted.

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

Our loan portfolios are also subject to spread risk. Our floating rate loans are valued based on a market credit spread to LIBOR. The value of these loans is dependent upon the yield demanded by the market based on their credit relative to LIBOR. The value of our floating rate loans would tend to decline should the market require a higher yield on such loans, resulting in the use of a higher spread over the benchmark rate (usually the applicable LIBOR yield). Our fixed rate loans are valued based on a market credit spread over U.S. Treasuries and are effected similarly by changes in U.S. Treasury spreads. If the value of our loans subject to repurchase agreements were to decline, it could affect our ability to refinance such loans upon the maturity of the related repurchase agreements.

Any decreases in the value of our loan portfolios due to spread changes would effect us in the same way as similar changes to our real estate securities portfolio as described above, except that our loan portfolios are not marked to market.

As of December 31, 2004, a 25 basis point movement in credit spreads would impact our net book value by approximately $39.7 million, but would not directly affect our earnings or cash flow.

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

We have investments in the LIV portfolio and the Bell Canada portfolio. These properties are financed utilizing debt denominated in their respective local currencies (the Euro and the Canadian Dollar). The net equity invested in these portfolios at December 31, 2004, approximately $12.5 million and $22.3 million, respectively, is exposed to foreign currency exchange risk.

FAIR VALUE

For certain of our financial instruments, fair values are not readily available since there are no active trading markets as characterized by current exchanges between willing parties. Accordingly, fair values can only be derived or estimated for these instruments using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated future cash flows is inherently subjective and imprecise. We note that minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values, and that the fair values reflected below are indicative of the interest rate, credit spread and currency rate environments as of December 31, 2004 and do not take into consideration the effects of subsequent interest rate, credit spread or currency rate fluctuations.

We note that the values of our investments in real estate securities, loans and derivative instruments, primarily interest rate hedges on our debt obligations, are sensitive to changes in market interest rates, interest rate spreads, credit spreads and other market factors. The value of these investments can vary, and has varied, materially from period to period.

Interest Rate and Credit Spread Risk

We held the following interest rate and credit spread risk sensitive instruments at December 31, 2004 (in thousands):

                                                                 DECEMBER 31, 2004
                                                             -------------------------
                                        CARRYING VALUE        PRINCIPAL     WEIGHTED                       FAIR VALUE
                                         DECEMBER 31,        BALANCE OR      AVERAGE                      DECEMBER 31,
                                   -----------------------    NOTIONAL       YIELD/      MATURITY   -----------------------
                                      2004         2003        AMOUNT     FUNDING COST     DATE        2004         2003
                                   ----------   ----------   ----------   ------------   --------   ----------   ----------
ASSETS:
   Real estate securities,
      available for sale (1)       $3,369,496   $2,192,727   $3,315,253       6.19%         (1)     $3,369,496   $2,192,727
   Real estate securities
      portfolio deposit (2)            25,411       19,541           (2)        (2)         (2)         25,411       19,541
   Real estate related loans (3)      591,890      402,784      594,388       7.44%         (3)        600,528      429,860
   Residential mortgage
      loans (4)                       654,784      586,237      645,381       3.71%         (4)        654,784      586,237
   Interest rate caps, treated
      as hedges (5)                     3,554        8,294      375,019        N/A          (5)          3,554        8,294
   Total return swap (6)                  399           --           (6)       N/A          (6)            399           --

LIABILITIES:
   CBO bonds payable (7)            2,656,510    1,793,533    2,681,395       4.59%         (7)      2,720,704    1,836,628
   Other bonds payable (8)            222,266      260,674      222,729       6.69%         (8)        227,510      282,014
   Notes payable (9)                  652,000      154,562      652,000       2.72%         (9)        652,000      155,058
   Repurchase agreements (10)         490,620      715,783      490,620       3.67%        (10)        490,620      715,783
   Interest rate swaps, treated
      as hedges, (11)                  13,239       28,881    2,011,418        N/A         (11)         13,239       28,881
   Non-hedge derivative
      obligations (12)                    796          747          (12)       N/A         (12)            796          747

----------
(1) These securities contain various terms, including fixed and floating rates, self-amortizing and interest only. Their weighted average maturity is 5.76 years. The fair value of these securities is estimated by obtaining third party broker quotations, if available and practicable, and counterparty quotations.

(2) The fair value of the real estate securities portfolio deposit, which is treated as a non-hedge derivative, is estimated by obtaining third party broker quotations on the underlying securities, if available and practicable, and counterparty quotations, including a counterparty quotation on the portion of the fair value resulting from the Excess Carry Amount, as defined, earned on such deposit. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" for a further discussion of this deposit.

(3)  Represents the following loans:

                                                           Weighted       Floating Rate Loans as
                    Carrying    Loan   Weighted Avg.        Average           a % of Carrying
       Name           Value    Count       Yield       Maturity (Years)           Amount           Fair Value
       ----         --------   -----   -------------   ----------------   ----------------------   ----------
B-Notes             $133,344     23         6.44%            2.30                  85.6%            $133,617
Mezzanine Loans       80,052      4         5.25%            1.97                 100.0%              80,052
Bank Loans           146,909      3         6.73%            1.99                 100.0%             146,909
Real Estate Loans     28,911      2        16.55%            1.24                  58.9%              28,911
ICH CMO Loans        202,674    123         8.16%            2.86                   1.8%             211,039
                    --------    ---        -----             ----                 -----             --------
                    $591,890    155         7.44%            2.32                  61.1%            $600,528
                    ========    ===        =====             ====                 =====             ========

     The fixed rate B-Notes were valued by obtaining counterparty quotations. The rest of the B-Notes as well as the mezzanine loans, bank loans, and real estate loans, with one exception, bear floating rates of interest and we believe that, for similar financial instruments with comparable credit risks, their effective rates approximate market rates. Accordingly, the carrying amounts outstanding are believed to approximate fair value. The one fixed rate loan was purchased on December 29, 2004 and therefore its carrying amount is believed to approximate fair value. The ICH CMO loans were valued by discounting expected future receipts by a rate calculated based on current market conditions for comparable financial instruments, including market interest rates and credit spreads.

(4) This portfolio of mortgage loans bears a floating rate of interest and has a weighted average maturity of 3.84 years. We believe that, for similar financial instruments with comparable credit risks, the effective rate on this portfolio approximates a market rate. Accordingly, the carrying amount of this portfolio is believed to approximate fair value.

(5)  Represents cap agreements as follows:

Notional Balance   Effective Date    Maturity Date    Capped Rate    Strike Rate   Fair Value
----------------   --------------   --------------   -------------   -----------   ----------
    $295,400           Current        March 2009     1-Month LIBOR      6.50%        $  585
      18,000         January 2010    October 2015    3-Month LIBOR      8.00%           592
       8,619        December 2010     June 2015      3-Month LIBOR      7.00%           863
      53,000           May 2011     September 2015   1-Month LIBOR      7.50%         1,514
    --------                                                                         ------
    $375,019                                                                         $3,554
    ========                                                                         ======

     The fair value of these agreements is estimated by obtaining counterparty quotations.

(6) Represents a total return swap which is treated as a non-hedge derivative. The fair value of this agreement, which is included in derivative assets, is estimated by obtaining a counterparty quotation. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" for a further discussion of this swap.

(7) These bonds were valued by discounting expected future payments by a rate calculated based on current market conditions for comparable financial instruments, including market interest rates and credit spreads. The weighted average maturity of the CBO bonds payable is 6.78 years. The CBO bonds payable amortize principal prior to maturity based on collateral receipts, subject to reinvestment requirements.

(8) The Bell Canada bonds were valued, in U.S. dollars at the period end exchange rate, by discounting expected future payments by a rate calculated by imputing a spread over a market index on the date of borrowing. It amortizes principal periodically with a balloon payment at maturity in April 2012. The ICH CMO bonds were valued by discounting expected future payments by a rate calculated based on current market conditions for comparable financial instruments, including market interest rates and credit spreads. They amortize principal prior to maturity based on collateral receipts and their final stated maturity is in August 2030.

(9) The LIV mortgage was valued, in U.S. dollars at the period end exchange rate, by discounting expected future payments by a rate calculated by imputing a spread over a market index on the date of borrowing. It was repaid in December 2004. The first real estate related loan financing matures in November 2006, bears a floating rate of interest and amortizes principal based on collateral receipts. The second real estate related loan financing matures in February 2006, after an extension, bears a floating rate of interest, and amortizes principal based on collateral receipts. The residential mortgage loan financing matures in November 2007, bears a floating rate of interest, and is subject to adjustment monthly based on the agreed upon market value of the loan portfolio. We believe that, for similar financial instruments with comparable credit risks, their effective rates approximate market rates. Accordingly, the carrying amounts outstanding are believed to approximate fair value.

(10) These agreements bear floating rates of interest and we believe that, for similar financial instruments with comparable credit risks, the effective rates approximate market rates. Accordingly, the carrying amounts outstanding are believed to approximate fair value. These agreements mature in one to ten months.

(11) Represents swap agreements as follows (in thousands):

Notional Balance   Effective Date    Maturity Date    Swapped Rate    Fixed Rate   Fair Value
----------------   --------------   --------------   -------------   -----------   ----------
   $   33,299         Current         July 2005      1-Month LIBOR     6.1755%      $   366
      295,400         Current         March 2009     1-Month LIBOR*    3.1250%       (4,547)
      290,000         Current         April 2011     3-Month LIBOR     5.9325%       26,181
      276,060         Current         March 2013     3-Month LIBOR     3.8650%       (7,888)
      192,500         Current         March 2015     1-Month LIBOR     4.8880%        6,868
      165,300         Current         March 2014     3-Month LIBOR     3.9945%       (4,708)
      189,373         Current       September 2014   3-Month LIBOR     4.3731%       (2,534)
       11,000         Current       November 2008    1-Month LIBOR     3.5400%          (97)
        7,500         Current         July 2018      1-Month LIBOR     4.8300%          118
        5,500         Current       November 2018    1-Month LIBOR     4.4800%           28
       65,200         Current        January 2009    1-Month LIBOR     3.6500%         (405)
        6,500         Current         March 2009     1-Month LIBOR     3.3360%         (126)
      236,582       January 2005    February 2014    1-Month LIBOR     4.2070%          640
       85,757         Current        October 2009    1-Month LIBOR     3.7150%         (116)
       81,571         Current       September 2009   1-Month LIBOR     3.7090%         (104)
       28,081         Current       December 2009    1-Month LIBOR     3.8290%           38
       21,295         Current        January 2009    1-Month LIBOR     3.2900%         (476)
       20,500         Current       September 2011   1-Month LIBOR     4.2225%            1
   ----------                                                                       -------
   $2,011,418                                                                       $13,239
   ==========                                                                       =======

*    up to 6.50%

     The fair value of these agreements is estimated by obtaining counterparty quotations. A positive fair value represents a liability.

(12) These are two essentially offsetting interest rate caps and two essentially offsetting interest rate swaps, each with notional amounts of $32.5 million, an interest rate cap with a notional balance of $17.5 million, and two interest rate swaps with notional amounts of $26.3 million and $2.0 million. The maturity date of the purchased swap is July 2009; the maturity date of the sold swap is July 2014, the maturity date of the $32.5 million caps is July 2038, the maturity date of the $17.5 million cap is July 2009, and the maturity dates of the latter two interest rate swaps are February 2014 and January 2009, respectively. The fair value of these agreements is estimated by obtaining counterparty quotations.

Currency Risk

We held the following currency rate risk sensitive balances at December 31, 2004 (unaudited) (U.S. dollars; in thousands, except exchange rates):

                                                          CURRENT   EFFECT OF A 5%   EFFECT OF A 5%
                                   CARRYING              EXCHANGE      NEGATIVE         NEGATIVE
                                    AMOUNT      LOCAL     RATE TO      CHANGE IN        CHANGE IN
                                     (USD)    CURRENCY      USD        EURO RATE        CAD RATE
                                   --------   --------   --------   --------------   --------------
Assets:
   LIV portfolio ...............    $12,376     Euro      0.7378        $(619)              N/A
   Bell Canada portfolio .......     57,193     CAD       1.2019          N/A           $(2,860)
   LIV other, net ..............        156     Euro      0.7378           (8)              N/A
   Bell Canada other, net ......      7,542     CAD       1.2019          N/A              (377)
Liabilities:
   Bell Canada bonds ...........     42,422     CAD       1.2019          N/A             2,121
                                                                        -----           -------
   Total at December 31, 2004                                           $(627)          $(1,116)
                                                                        =====           =======
   Total at December 31, 2003                                           $(277)          $(1,045)
                                                                        =====           =======

----------
USD refers to U.S. dollars; CAD refers to Canadian dollars.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Financial Statements:

Audit Report of Independent Registered Public Accounting Firm

Report on Internal Control Over Financial Reporting of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2004 and December 31, 2003

Consolidated Statements of Income for the years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Stockholders' Equity and Redeemable Preferred Stock for the years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flow for the years ended December 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements

All schedules have been omitted because either the required information is included in our consolidated financial statements and notes thereto or it is not applicable.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Newcastle Investment Corporation

We have audited the accompanying consolidated balance sheets of Newcastle Investment Corporation and subsidiaries (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders' equity and redeemable preferred stock, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2005 expressed an unqualified opinion thereon.



/s/ Ernst & Young LLP


New York, NY
March 3, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Newcastle Investment Corporation

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Newcastle Investment Corporation and subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2004, and the related consolidated statements of income, stockholders' equity and redeemable preferred stock, and cash flows for each of the three years in the period ended December 31, 2004 of the Company and our report dated March 3, 2005 expressed an unqualified opinion thereon.


/s/ Ernst & Young LLP


New York, NY
March 3, 2005

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

                                                                                       DECEMBER 31,
                                                                                -----------------------
                                                                                    2004        2003
                                                                                ----------   ----------
ASSETS
   Real estate securities, available for sale - Note 4                          $3,369,496   $2,192,727
   Real estate securities portfolio deposit - Note 4                                25,411       19,541
   Real estate related loans, net - Note 5                                         591,890      402,784
   Investments in unconsolidated subsidiaries - Note 3                              41,230       30,640
   Operating real estate, net - Note 6                                              57,193      102,995
   Real estate held for sale - Note 6                                               12,376       29,404
   Residential mortgage loans, net - Note 5                                        654,784      586,237
   Cash and cash equivalents                                                        37,911       60,403
   Restricted cash                                                                  77,974       70,103
   Derivative assets - Note 7                                                       27,122       25,512
   Deferred costs, net                                                               2,043        2,010
   Receivables and other assets                                                     35,290       27,943
                                                                                ----------   ----------
                                                                                $4,932,720   $3,550,299
                                                                                ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
   CBO bonds payable - Note 8                                                   $2,656,510   $1,793,533
   Other bonds payable - Note 8                                                    222,266      260,674
   Notes payable - Note 8                                                          652,000      154,562
   Repurchase agreements - Note 8                                                  490,620      715,783
   Derivative liabilities - Note 7                                                  39,661       49,675
   Dividends payable                                                                25,928       16,703
   Due to affiliates - Note 10                                                       8,963        2,445
   Accrued expenses and other liabilities                                           40,057       17,561
                                                                                ----------   ----------
                                                                                 4,136,005    3,010,936
                                                                                ----------   ----------
   Commitments and contingencies - Notes 9, 10 and 11                                   --           --

STOCKHOLDERS' EQUITY
   Preferred stock, $0.01 par value, 100,000,000 shares authorized, 2,500,000 shares of Series B Cumulative Redeemable Preferred Stock, liquidation
      preference $25.00 per share, issued and outstanding                           62,500       62,500
   Common stock, $0.01 par value, 500,000,000 shares authorized, 39,859,481 and 31,374,833 shares issued and outstanding at
      December 31, 2004 and 2003, respectively                                         399          314
   Additional paid-in capital                                                      676,015      451,806
   Dividends in excess of earnings - Note 2                                        (13,969)     (14,670)
   Accumulated other comprehensive income - Note 2                                  71,770       39,413
                                                                                ----------   ----------
                                                                                   796,715      539,363
                                                                                ----------   ----------
                                                                                $4,932,720   $3,550,299
                                                                                ==========   ==========

See notes to consolidated financial statements.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except share data)

                                                                           YEAR ENDED DECEMBER 31,
                                                                  ---------------------------------------
                                                                      2004          2003          2002
                                                                  -----------   -----------   -----------
REVENUES
   Interest income                                                $   226,674   $   134,672   $    73,214
   Rental and escalation income                                        13,502        16,203        13,520
   Gain on settlement of investments, net                              17,970        13,179        11,389
   Management fee from affiliate - Note 3                                  --            --         4,470
   Incentive income from affiliate - Note 3                                --            --        (1,218)
                                                                  -----------   -----------   -----------
                                                                      258,146       164,054       101,375
                                                                  -----------   -----------   -----------
EXPENSES
   Interest expense                                                   138,847        79,084        46,375
   Property operating expense                                           7,281         7,819         6,928
   Loan and security servicing expense                                  3,057         2,154           655
   General and administrative expense                                   4,638         3,194         2,356
   Management fee to affiliate - Notes 3 and 10                        10,620         6,468         9,250
   Incentive compensation to affiliate - Notes 3 and 10                 7,959         6,226         2,856
   Depreciation and amortization                                        1,304         1,194         1,560
                                                                  -----------   -----------   -----------
                                                                      173,706       106,139        69,980
                                                                  -----------   -----------   -----------

Income before equity in earnings of unconsolidated subsidiaries        84,440        57,915        31,395
Equity in earnings of unconsolidated subsidiaries - Note 3             12,465           862           362
Income taxes on related taxable subsidiaries - Note 12                 (2,508)           --            --
                                                                  -----------   -----------   -----------
Income from continuing operations                                      94,397        58,777        31,757
Income (loss) from discontinued operations - Note 6                     4,018        (2,659)         (262)
                                                                  -----------   -----------   -----------
NET INCOME                                                             98,415        56,118        31,495
Preferred dividends and related accretion                              (6,094)       (4,773)       (1,162)
                                                                  -----------   -----------   -----------
INCOME AVAILABLE FOR COMMON STOCKHOLDERS                          $    92,321   $    51,345   $    30,333
                                                                  ===========   ===========   ===========

NET INCOME PER SHARE OF COMMON STOCK
   BASIC                                                          $      2.50   $      1.98   $      1.68
                                                                  ===========   ===========   ===========
   DILUTED                                                        $      2.46   $      1.96   $      1.68
                                                                  ===========   ===========   ===========
Income from continuing operations per share of common
   stock, after preferred dividends and related accretion
   Basic                                                          $      2.39   $      2.08   $      1.69
                                                                  ===========   ===========   ===========
   Diluted                                                        $      2.35   $      2.06   $      1.69
                                                                  ===========   ===========   ===========
Income (loss) from discontinued operations per share of common stock
   Basic                                                          $      0.11   $     (0.10)  $     (0.01)
                                                                  ===========   ===========   ===========
   Diluted                                                        $      0.11   $     (0.10)  $     (0.01)
                                                                  ===========   ===========   ===========
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK
   OUTSTANDING
   BASIC                                                           36,943,752    25,898,288    18,080,298
                                                                  ===========   ===========   ===========
   DILUTED                                                         37,557,790    26,140,777    18,090,052
                                                                  ===========   ===========   ===========
DIVIDENDS DECLARED PER SHARE OF COMMON STOCK                      $     2.425   $     1.950   $     2.050
                                                                  ===========   ===========   ===========

See notes to consolidated financial statements.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND REDEEMABLE PREFERRED STOCK FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(dollars in thousands)

                                                        PREFERRED STOCK         COMMON STOCK      ADDITIONAL
                                                      -------------------   -------------------     PD. IN
                                                       SHARES      AMOUNT     SHARES     AMOUNT     CAPITAL
                                                      ---------   -------   ----------   ------   ----------
STOCKHOLDERS' EQUITY - DECEMBER 31, 2003              2,500,000   $62,500   31,374,833    $314     $451,806
Dividends declared                                           --        --           --      --           --
Issuance of common stock                                     --        --    8,375,000      84      222,721
Issuance of common stock to directors                        --        --        2,148      --           60
Exercise of common stock options                             --        --      107,500       1        1,428
Comprehensive income:
   Net income                                                --        --           --      --           --
   Unrealized gain on securities                             --        --           --      --           --
   Reclassification of realized (gain) on
      securities into earnings                               --        --           --      --           --
   Foreign currency translation                              --        --           --      --           --
   Reclassification of realized foreign
      currency translation into earnings                     --        --           --      --           --
   Unrealized gain on derivatives designated
      as cash flow hedges                                    --        --           --      --           --
   Reclassification of realized loss on derivatives
      designated as cash flow hedges into earnings           --        --           --      --           --
   Total comprehensive income
                                                      ---------   -------   ----------    ----     --------
STOCKHOLDERS' EQUITY - DECEMBER 31, 2004              2,500,000   $62,500   39,859,481    $399     $676,015
                                                      =========   =======   ==========    ====     ========

STOCKHOLDERS' EQUITY - DECEMBER 31, 2002                     --   $    --   23,488,517    $235     $290,935
Dividends declared                                           --        --           --      --           --
Issuance of preferred stock                           2,500,000    62,500           --      --       (2,436)
Issuance of common stock                                     --        --    7,882,276      79      163,242
Issuance of common stock to directors                        --        --        1,540      --           30
Exercise of common stock options                             --        --        2,500      --           35
Comprehensive income:
   Net income                                                --        --           --      --           --
   Unrealized gain on securities                             --        --           --      --           --
   Reclassification of realized (gain) on
      securities into earnings                               --        --           --      --           --
   Foreign currency translation                              --        --           --      --           --
   Reclassification of realized foreign currency
      translation into earnings                              --        --           --      --           --
   Unrealized (loss) on derivatives designated
      as cash flow hedges                                    --        --           --      --           --
   Total comprehensive income
                                                      ---------   -------   ----------    ----     --------
STOCKHOLDERS' EQUITY - DECEMBER 31, 2003              2,500,000   $62,500   31,374,833    $314     $451,806
                                                      =========   =======   ==========    ====     ========

                                                        DIVIDENDS                   TOTAL STOCK-
                                                      IN EXCESS OF   ACCUM. OTHER     HOLDERS'
                                                        EARNINGS     COMP. INCOME      EQUITY
                                                      ------------   ------------   ------------
STOCKHOLDERS' EQUITY - DECEMBER 31, 2003                $(14,670)      $ 39,413       $539,363
Dividends declared                                       (97,714)            --        (97,714)
Issuance of common stock                                      --             --        222,805
Issuance of common stock to directors                         --             --             60
Exercise of common stock options                              --             --          1,429
Comprehensive income:
   Net income                                             98,415             --         98,415
   Unrealized gain on securities                              --         34,088         34,088
   Reclassification of realized (gain) on
      securities into earnings                                --        (14,574)       (14,574)
   Foreign currency translation                               --          1,984          1,984
   Reclassification of realized foreign
      currency translation into earnings                      --         (1,478)        (1,478)
   Unrealized gain on derivatives designated
      as cash flow hedges                                     --         11,973         11,973
   Reclassification of realized loss on derivatives
      designated as cash flow hedges into earnings            --            364            364
   Total comprehensive income                                                          130,772
                                                        --------       --------       --------
STOCKHOLDERS' EQUITY - DECEMBER 31, 2004                $(13,969)      $ 71,770       $796,715
                                                        ========       ========       ========

STOCKHOLDERS' EQUITY - DECEMBER 31, 2002                $(13,966)      $  7,037       $284,241
Dividends declared                                       (56,822)            --        (56,822)
Issuance of preferred stock                                   --             --         60,064
Issuance of common stock                                      --             --        163,321
Issuance of common stock to directors                         --             --             30
Exercise of common stock options                              --             --             35
Comprehensive income:
   Net income                                             56,118             --         56,118
   Unrealized gain on securities                              --         23,670         23,670
   Reclassification of realized (gain) on
      securities into earnings                                --        (13,185)       (13,185)
   Foreign currency translation                               --          4,653          4,653
   Reclassification of realized foreign currency
      translation into earnings                               --            396            396
   Unrealized (loss) on derivatives designated
      as cash flow hedges                                     --         16,842         16,842
   Total comprehensive income                                                           88,494
                                                        --------       --------       --------
STOCKHOLDERS' EQUITY - DECEMBER 31, 2003                $(14,670)      $ 39,413       $539,363
                                                        ========       ========       ========

Continued on next page.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND REDEEMABLE PREFERRED STOCK FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(dollars in thousands)

                                                                    REDEEMABLE
                                                                     PREFERRED
                                                                       STOCK               COMMON STOCK      ADDITIONAL
                                                               ---------------------   -------------------     PD. IN
                                                                 SHARES      AMOUNT      SHARES     AMOUNT     CAPITAL
                                                               ----------   --------   ----------   ------   ----------
STOCKHOLDERS' EQUITY - DECEMBER 31, 2001                        1,020,517   $ 20,410   16,488,517    $165     $309,356
Dividends declared by predecessor prior to
   commencement of our operations                                      --         --           --      --           --
Distribution to predecessor upon commencement
   of our operations                                                   --         --           --      --      (98,378)
Dividends declared to predecessor after commencement
   of our operations, but prior to our initial
   public offering                                                     --         --           --      --           --
Redemption of redeemable preferred stock                       (1,020,517)   (20,410)          --      --           --
Initial public offering of shares of common stock                      --         --    7,000,000      70       79,957
Dividends declared subsequent to our initial public offering           --         --           --      --           --
Comprehensive income:
   Net income                                                          --         --           --      --           --
   Unrealized gain on securities                                       --         --           --      --           --
   Reclassification of realized (gain) on
      securities into earnings                                         --         --           --      --           --
   Foreign currency translation                                        --         --           --      --           --
   Reclassification of realized foreign currency
      translation into earnings                                        --         --           --      --           --
   Unrealized (loss) on derivatives designated
      as cash flow hedges                                              --         --           --      --           --
   Reclassification of realized (gain) on derivatives
      designated as cash flow hedges into earnings                     --         --           --      --           --
   Total comprehensive income
                                                               ----------   --------   ----------    ----     --------
STOCKHOLDERS' EQUITY - DECEMBER 31, 2002                               --   $     --   23,488,517    $235     $290,935
                                                               ==========   ========   ==========    ====     ========

                                                                DIVIDENDS     ACCUM. OTHER   TOTAL STOCK-
                                                               IN EXCESS OF       COMP.        HOLDERS'
                                                                 EARNINGS        INCOME         EQUITY
                                                               ------------   ------------   ------------
STOCKHOLDERS' EQUITY - DECEMBER 31, 2001                         $ (7,767)      $  8,791      $ 310,545
Dividends declared by predecessor prior to
   commencement of our operations                                 (20,949)            --        (20,949)
Distribution to predecessor upon commencement
   of our operations                                                   --        (11,075)      (109,453)
Dividends declared to predecessor after commencement
   of our operations, but prior to our initial
   public offering                                                 (7,584)            --         (7,584)
Redemption of redeemable preferred stock                               --             --             --
Initial public offering of shares of common stock                      --             --         80,027
Dividends declared subsequent to our initial public offering       (9,161)            --         (9,161)
Comprehensive income:
   Net income                                                      31,495             --         31,495
   Unrealized gain on securities                                       --         62,170         62,170
   Reclassification of realized (gain) on
      securities into earnings                                         --         (4,364)        (4,364)
   Foreign currency translation                                        --          4,387          4,387
   Reclassification of realized foreign currency
      translation into earnings                                        --           (496)          (496)
   Unrealized (loss) on derivatives designated
      as cash flow hedges                                              --        (52,102)       (52,102)
   Reclassification of realized (gain) on derivatives
      designated as cash flow hedges into earnings                     --           (274)          (274)
   Total comprehensive income                                                                    40,816
                                                                 --------       --------      ---------
STOCKHOLDERS' EQUITY - DECEMBER 31, 2002                         $(13,966)      $  7,037      $ 284,241
                                                                 ========       ========      =========

See notes to consolidated financial statements.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW
(dollars in thousands)

                                                                                  YEAR ENDED DECEMBER 31,
                                                                           -------------------------------------
                                                                               2004          2003         2002
                                                                           -----------   -----------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                              $    98,415   $    56,118   $  31,495
   Adjustments to reconcile net income to net cash provided by operating activities (inclusive of amounts related to discontinued operations)
      Depreciation and amortization                                              2,253         3,085       8,603
      Accretion of discount and other amortization                               1,898        (3,761)     (4,767)
      Equity in earnings of unconsolidated subsidiaries                        (12,465)         (862)       (362)
      Accrued incentive (income) loss from affiliate                                --            --       1,218
      Non-cash incentive compensation to affiliate                                  --            --          14
      Deferred rent                                                             (1,380)       (1,853)     (1,353)
      Gain on settlement of investments                                        (22,029)      (11,789)     (9,619)
      Unrealized gain on non-hedge derivatives                                  (3,332)       (3,696)         --
      Non-cash directors' compensation                                              60            30          --
   Change in
      Restricted cash                                                           (8,137)       (2,564)     (3,186)
      Receivables and other assets                                              (5,431)       (9,403)     (4,449)
      Due to affiliates                                                          6,518         1,110      (1,506)
      Accrued expenses and other liabilities                                    21,520        11,177       5,469
                                                                           -----------   -----------   ---------
         Net cash provided by operating activities:                             77,890        37,592      21,557
                                                                           -----------   -----------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of real estate securities                                       (1,426,762)   (1,407,948)   (689,255)
   Proceeds from sale of real estate securities                                193,246       255,030     276,704
   Deposit on real estate securities (treated as a derivative)                 (80,311)      (59,676)    (37,125)
   Purchase of loans                                                          (631,728)     (685,311)   (276,612)
   Proceeds from settlement of loans                                           124,440       164,404         372
   Repayments of loan and security principal                                   428,091       105,848      15,217
   Purchase and improvement of operating real estate                              (141)         (576)     (2,250)
   Proceeds from sale of operating real estate                                  71,871         5,331      42,492
   Contributions to unconsolidated subsidiaries                                (26,789)      (30,871)    (19,991)
   Distributions from unconsolidated subsidiaries                               28,664         1,087       8,265
   Payment of deferred transaction costs                                          (280)           --        (508)
                                                                           -----------   -----------   ---------
         Net cash provided by (used in) investing activities                (1,319,699)   (1,652,682)   (682,691)
                                                                           ===========   ===========   =========

Continued on next page.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW
(dollars in thousands)

                                                                             YEAR ENDED DECEMBER 31,
                                                                       -----------------------------------
                                                                          2004         2003         2002
                                                                       ----------   ----------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of CBO bonds payable                                          859,719      921,503     438,787
   Repayments of CBO bonds payable                                           (604)          --     (17,742)
   Issuance of other bonds payable                                             --           --      37,001
   Repayments of other bonds payable                                      (41,759)      (6,413)     (8,151)
   Borrowings under notes payable                                         614,106       80,000      62,952
   Repayments of notes payable                                           (119,407)        (906)   (119,670)
   Borrowings under repurchase agreements                                 654,254      663,120     246,712
   Repayments of repurchase agreements                                   (879,417)    (195,506)         --
   Draws under credit facility                                                 --           --      20,000
   Repayments of credit facility                                               --           --      (1,750)
   Issuance of common stock                                               222,805      168,610      91,000
   Costs related to issuance of common stock                                   --       (5,289)    (10,185)
   Exercise of common stock options                                         1,429           35          --
   Issuance of preferred stock                                                 --       62,500          --
   Costs related to issuance of preferred stock                                --       (2,436)         --
   Redemption of preferred stock                                               --           --     (20,410)
   Dividends paid                                                         (88,489)     (49,280)    (27,522)
   Distribution of cash to predecessor                                         --           --     (12,423)
   Purchase of derivative assets                                               --       (5,482)     (1,200)
   Payment of deferred financing costs                                     (3,320)        (426)     (2,162)
                                                                       ----------   ----------   ---------
      Net cash provided by (used in) financing activities               1,219,317    1,630,030     675,237
                                                                       ----------   ----------   ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      (22,492)      14,940      14,103
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             60,403       45,463      31,360
                                                                       ----------   ----------   ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                               $   37,911   $   60,403   $  45,463
                                                                       ==========   ==========   =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during the period for interest expense                    $  135,172   $   80,522   $  56,365
   Cash paid during the period for income taxes                        $    2,639   $       --   $      --
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
   Common stock dividends declared but not paid                        $   24,912   $   15,687   $   9,161
   Preferred stock dividends declared but not paid                     $    1,016   $    1,016   $      --
   Deposits used in acquisiton of real estate securities (treated as
      derivatives)                                                     $   75,824   $   81,492   $  23,631
   Contribution of assets to unconsolidated subsidiary                 $       --   $       --   $   1,454
   Distribution of non-cash assets and liabilities to predecessor      $       --   $       --   $  97,030

See notes to consolidated financial statements.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003 AND 2002
(dollars in tables in thousands, except per share data)

1.   ORGANIZATION

     Newcastle Investment Corp. (and its subsidiaries, "Newcastle") is a Maryland corporation that was formed in June 2002. Newcastle conducts its business through three primary segments: (i) real estate securities and real estate related loans, (ii) operating real estate, and (iii) residential mortgage loans.

     Newcastle was formed as a subsidiary of Newcastle Investment Holdings Corp. ("Holdings"). Prior to Newcastle's initial public offering, Holdings contributed to Newcastle certain assets and liabilities in exchange for approximately 16.5 million shares of Newcastle's common stock. For accounting purposes, this transaction is presented as a reverse spin-off, whereby Newcastle is treated as the continuing entity and the assets that were retained by Holdings and not contributed to Newcastle are accounted for as if they were distributed at their historical book basis through a spin-off to Holdings. Newcastle's operations commenced in July 2002. In May 2003, Holdings distributed to its stockholders all of the shares of Newcastle's common stock that it held, and it no longer owns any of Newcastle's common equity.

     The following table presents information on shares of Newcastle's common stock issued subsequent to its formation:

Year                Shares Issued   Range of Issue Prices (1)   Net Proceeds (millions)
----                -------------   -------------------------   -----------------------
Formation             16,488,517               N/A                        N/A
2002                   7,000,000              $13.00                     $ 80.0
2003                   7,886,316          $20.35-$22.85                  $163.4
2004                   8,484,648          $26.30-$31.40                  $224.3
                      ----------
December 31, 2004     39,859,481
                      ==========
January 2005           3,879,000              $29.60                     $105.4

     (1) Excludes shares issued pursuant to the exercise of options and shares issued to our independent directors.

     In March 2003, Newcastle issued 2.5 million shares ($62.5 million face amount) of its 9.75% Series B Cumulative Redeemable Preferred Stock (the "Series B Preferred") in a public, registered offering for net proceeds of approximately $60.1 million. The Series B Preferred is non-voting, has a $25 per share liquidation preference, no maturity date and no mandatory redemption. Newcastle has the option to redeem the Series B Preferred beginning in March 2008.

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     GENERAL

     BASIS OF ACCOUNTING - The accompanying consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). The consolidated financial statements include the accounts of Newcastle and its consolidated subsidiaries, subsequent to the date of commencement of its operations, and also include the accounts of its predecessor, Holdings, prior to such date. All significant intercompany transactions and balances have been eliminated. Newcastle consolidates those entities in which it has an investment of 50% or more and has control over significant operating, financial and investing decisions of the entity.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003 AND 2002
(dollars in tables in thousands, except per share data)

     In January 2003, Financial Accounting Standards Board Interpretation ("FIN") No. 46 "Consolidation of Variable Interest Entities," which explains how to identify variable interest entities and how to assess whether to consolidate such entities, was issued. As a result of this FIN, Newcastle consolidated the ICH CMO (Note 5).

     In December 2003, FIN No. 46R "Consolidation of Variable Interest Entities" was issued as a modification of FIN 46. FIN 46R, which became effective in the first quarter of 2004, clarified the methodology for determining whether an entity is a variable interest entity ("VIE") and the methodology for assessing who is the primary beneficiary of a VIE. VIEs are defined as entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. A VIE is required to be consolidated by its primary beneficiary, and only its primary beneficiary, which is defined as the party who will absorb a majority of the VIE's expected losses or receive a majority of the expected residual returns as a result of holding variable interests. The application of FIN 46R did not result in a change in our accounting for any entities.

     For entities over which Newcastle exercises significant influence, but which do not meet the requirements for consolidation, Newcastle uses the equity method of accounting whereby it records its share of the underlying income of such entities. Newcastle owns an equity method investment in two limited liability companies (Note 3) which are investment companies and therefore maintain their financial records on a fair value basis. Newcastle has retained such accounting relative to its investments in such companies pursuant to the Emerging Issues Task Force ("EITF") Issue No. 85-12 "Retention of Specialized Accounting for Investments in Consolidation."

     Holdings was a Maryland corporation that invested in real estate-related assets. Its primary businesses were investing in (1) real estate securities and real estate related loans, (2) operating real estate, primarily credit leased operating real estate and (3) Fund I. Holdings' investments in real estate securities and a portion of its investments operating real estate were transferred to Newcastle in connection with it organization. The operating real estate (GSA Portfolio - Note 6) and real estate related loans distributed to Holdings have been treated as discontinued operations, because they constituted a component of an entity, while the other operations distributed to Holdings, including the investment in Fund I, have not been treated as such, because they did not constitute a component of an entity as defined in Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets."

     Certain prior year amounts have been reclassified to conform to the current year presentation.

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

     Newcastle invests in real estate located outside of the United States. Newcastle's non-U.S. investments are subject to the same risks associated with its United States investments as well as additional risks, such as fluctuations in foreign currency exchange rates, unexpected changes in regulatory requirements, heightened risk of political and economic instability, difficulties in managing non-U.S. investments, potentially adverse tax consequences and the burden of complying with a wide variety of foreign laws.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003 AND 2002
(dollars in tables in thousands, except per share data)

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

     FEDERAL INCOME TAXES AND DIVIDENDS -- Newcastle is organized and conducts its operations to qualify as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"). A REIT will generally not be subject to U.S. federal corporate income tax on that portion of its net income that is distributed to stockholders if it distributes at least 90% of its REIT taxable income to its stockholders by prescribed dates and complies with various other requirements.

     Since Newcastle distributed 100% of its 2004, 2003 and 2002 REIT taxable income, no provision has been made for U.S. federal corporate income taxes in the accompanying consolidated financial statements, except in connection with Newcastle's taxable REIT subsidiary ("TRS").

     Newcastle holds one of its investments in a TRS (Note 12). Newcastle records income taxes related to this TRS using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective bases.

     Distributions relating to 2004, 2003 and 2002 were taxable as follows:

            Book Basis             Tax Basis
       Dividends Per Share   Dividends Per Share
               (A)                   (B)           Ordinary Income   Captial Gains   Return of Capital
       -------------------   -------------------   ---------------   -------------   -----------------
2004          $2.425                $2.432              76.60%           23.40%             None
2003          $1.950                $1.843              77.66%           22.34%             None
2002          $0.850                $0.577             100.00%            None              None

     (A) The excess of book basis dividends over tax basis dividends is carried forward to the next year for tax purposes.

     The distributions disclosed above do not include the distributions made by our predecessor, Holdings. Holdings made per share distributions of $1.20 in 2002 prior to the commencement of our operations. Holdings also elected to be taxed as a REIT.

     Dividends in Excess of Earnings includes ($14.5 million) related to the operations of our predecessor.

     EARNINGS PER SHARE -- Newcastle is required to present both basic and diluted earnings per share ("EPS"). Basic EPS is calculated by dividing net income available for common stockholders by the weighted average number of shares of common stock outstanding during each period. Diluted EPS is calculated by dividing net income available for common stockholders by the weighted average number of shares of common stock outstanding plus the additional dilutive effect of common stock equivalents during each period. Newcastle's common stock equivalents are its stock options (Note 9). During 2004, 2003 and 2002, based on the treasury stock method, Newcastle had 614,038, 242,489 and 9,754 dilutive common stock equivalents, respectively, resulting from its outstanding options. Net income available for common stockholders is equal to net income less preferred dividends, and less the accretion of the discount on Holdings' Series A Preferred which was fully redeemed in June 2002.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003 AND 2002
(dollars in tables in thousands, except per share data)

     COMPREHENSIVE INCOME - Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances, excluding those resulting from investments by and distributions to owners. For Newcastle's purposes, comprehensive income represents net income, as presented in the statements of income, adjusted for net foreign currency translation adjustments and unrealized gains or losses on securities available for sale and derivatives designated as cash flow hedges. The following table summarizes our accumulated other comprehensive income:

                                                   December 31,
                                               -------------------
                                                 2004       2003
                                               --------   --------
Net unrealized gains on securities             $ 99,875   $ 80,361
Net unrealized (losses) on derivatives
designated as cash flow hedges                  (31,862)   (44,199)
Net foreign currency translation adjustments      3,757      3,251
                                               --------   --------
Accumulated other comprehensive income         $ 71,770   $ 39,413
                                               ========   ========

     REVENUE RECOGNITION

     REAL ESTATE SECURITIES AND LOANS RECEIVABLE--Newcastle invests in securities, including commercial mortgage backed securities, senior unsecured debt issued by property REITS, real estate related asset backed securities and agency residential mortgage backed securities. Newcastle also invests in loans, including real estate related loans, commercial mortgage loans, residential mortgage loans and manufactured housing loans. Newcastle determines at acquisition whether loans will be assembled into pools based on common risk characteristics (credit quality, loan type, and date of origination); loans assembled into pools are accounted for as if each pool were a single loan. Loans receivable are presented in the consolidated balance sheet net of any unamortized discount (or gross of any unamortized premium) and an allowance for loan losses. Discounts or premiums are accreted into interest income on an effective yield or "interest" method, based upon a comparison of actual collections and expected collections, through the expected maturity date of the security or loan. For loans acquired at a discount for credit quality, the difference between contractual cash flows and expected cash flows at acquisition is not accreted (nonaccretable difference). Income is not accrued on non-performing securities or loans; cash received on such securities or loans is treated as income to the extent of interest previously accrued. Interest income with respect to non-discounted securities or loans is recognized on an accrual basis. Deferred fees and costs, if any, are recognized as interest income over the terms of the securities or loans using the interest method. Upon settlement of securities and loans, the excess (or deficiency) of net proceeds over the net carrying value of the security or loan is recognized as a gain (or loss) in the period of settlement.

     IMPAIRMENT OF SECURITIES AND LOANS -- Newcastle periodically evaluates securities and loans for impairment. Securities and loans are considered to be impaired, for financial reporting purposes, when it is probable that Newcastle will be unable to collect all principal or interest when due according to the contractual terms of the original agreements, or, for securities or loans purchased at a discount for credit quality, when Newcastle determines that it is probable that it will be unable to collect as anticipated. For loans purchased at a discount for credit quality, if Newcastle determines that it is probable that it will collect more than previously anticipated, the yield accrued on such loan or security is adjusted upward, on a prospective basis. Upon determination of impairment, Newcastle establishes specific valuation allowances, through provisions for losses, based on the estimated fair value of the underlying collateral using a discounted cash flow analysis. The allowance for each security or loan is maintained at a level believed adequate by management to absorb probable losses, based on periodic reviews of actual and expected losses. It is Newcastle's policy to establish an allowance for uncollectible interest on performing securities or loans that are past due more than 90 days or sooner when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. Upon such a determination, those loans are deemed to be non-performing. Actual losses may differ from Newcastle's estimates.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003 AND 2002
(dollars in tables in thousands, except per share data)

     RENTAL AND ESCALATION INCOME --Contractual minimum rental income is recognized on a straight-line basis over the terms of the related operating leases. The excess of straight-line rents above contractual amounts was $1.4 million, $1.9 million and $1.4 million during 2004, 2003 and 2002, respectively. Expense recoveries are included in rental and escalation income.

     MANAGEMENT FEE AND INCENTIVE INCOME FROM AFFILIATE -- These income items relate to Holdings' investment in Fund I which was not transferred to Newcastle and is not part of our ongoing operations. For a further discussion of this income, see Note 3.

     EXPENSE RECOGNITION

     INTEREST EXPENSE -- Newcastle finances its investments using both fixed and floating rate debt, including securitizations, loans and repurchase agreements, and other financing vehicles. Certain of this debt has been issued at discounts. Discounts are accreted into interest expense on the interest method through the expected maturity date of the financing.

     DEFERRED COSTS AND INTEREST RATE CAP PREMIUMS -- Deferred costs consist primarily of costs incurred in obtaining financing which are amortized over the term of such financing using the interest method. Interest rate cap premiums, which are included in Derivative Assets, are amortized as described below. During 2004, 2003 and 2002, approximately $4.0 million, $1.5 million and $1.4 million of such costs were amortized into interest expense, respectively.

     DERIVATIVES AND HEDGING ACTIVITIES -- All derivatives are recognized as either assets or liabilities in the statement of financial position and measured at fair value. Fair value adjustments affect either stockholders' equity or net income depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity. For those derivative instruments that are designated and qualify as hedging instruments, Newcastle designates the hedging instrument, based upon the exposure being hedged, as either a cash flow hedge, a fair value hedge or a hedge of a net investment in a foreign operation.

     Derivative transactions are entered into by Newcastle solely for risk-management purposes, except for real estate securities portfolio deposits as described in Note 4 and the total return swap described in Note
     5. The decision of whether or not a given transaction/position (or portion thereof) is hedged is made on a case-by-case basis, based on the risks involved and other factors as determined by senior management, including restrictions imposed by the Code among others. In determining whether to hedge a risk, Newcastle may consider whether other assets, liabilities, firm commitments and anticipated transactions already offset or reduce the risk. All transactions undertaken as hedges are entered into with a view towards minimizing the potential for economic losses that could be incurred by Newcastle. Generally, all derivatives entered into are intended to qualify as hedges under GAAP, unless specifically stated otherwise. To this end, terms of hedges are matched closely to the terms of hedged items.

     Description of the risks being hedged

     1) Interest rate risk, existing positions - Newcastle generally hedges the aggregate risk of interest rate fluctuations with respect to its borrowings, regardless of the form of such borrowings, which require payments based on a variable interest rate index. Newcastle generally intends to hedge only the risk related to changes in the benchmark interest rate (LIBOR or a Treasury rate). In order to reduce such risks, Newcastle may enter into swap agreements whereby Newcastle would receive floating rate payments in exchange for fixed rate payments, effectively converting the borrowing to fixed rate. Newcastle may also enter into cap agreements whereby, in exchange for a premium, Newcastle would be reimbursed for interest paid in excess of a certain cap rate.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003 AND 2002
(dollars in tables in thousands, except per share data)

     2) Interest rate risk, anticipated transactions - Newcastle may hedge the aggregate risk of interest rate fluctuations with respect to anticipated transactions, primarily anticipated borrowings. The primary risk involved in an anticipated borrowing is that interest rates may increase between the date the transaction becomes probable and the date of consummation. Newcastle generally intends to hedge only the risk related to changes in the benchmark interest rate (LIBOR or a Treasury rate). This is generally accomplished through the use of interest rate swaps.

     3) Foreign currency rate risk, net investments - Newcastle may hedge the aggregate risk of fluctuations in the exchange rate between a foreign currency, in which Newcastle has made a net investment, and the U.S. dollar. In order to reduce this risk, Newcastle may maintain a short position in the applicable foreign currency. The amount of the position would be equal to the anticipated net equity in the foreign investment at a forward date, as denominated in the foreign currency. This effectively locks in the current exchange rate on Newcastle's net equity position for the period of such position. At December 31, 2004, no such derivative transactions were outstanding.

     Cash flow hedges

     Newcastle has employed interest rate swaps primarily in two ways: (i) to hedge its exposure to changes in market interest rates with respect to its floating rate debt and (ii) to hedge anticipated financings. Interest on approximately $375.0 million and $1,990.9 million in principal amount of Newcastle's floating rate debt was designated as the hedged items to interest rate cap and swap agreements, respectively, at December 31, 2004.

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

     For derivative instruments that are designated and qualify as a cash flow hedge (i.e. hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss, and net payments received or made, on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in current earnings during the period of change. Ineffectiveness of approximately $0.1 million was recorded in 2004 to Gain on Settlement of Investments. No material ineffectiveness was recorded during the years ended December 31, 2003 or 2002. Costs incurred in connection with the purchase of interest rate caps, treated as cash flow hedges, are amortized into interest expense based on the estimated value of such cap for each period covered by such cap.

     With respect to interest rate swaps which have been designated as hedges of anticipated financings, periodic net payments are recognized currently as adjustments to interest expense; any gain or loss from fluctuations in the fair value of the interest rate swaps is recorded as a deferred hedging gain or loss in accumulated other comprehensive income and treated as a component of the anticipated transaction. In the event the anticipated refinancing failed to occur as expected, the deferred hedging credit or charge would be recognized currently in income. Newcastle's hedges of such refinancing were terminated upon the consummation of such refinancing. As of December 31, 2004 and 2003, $(5.5 million) and $3.4 million, of such gains (losses) were deferred, net of amortization, respectively.

     During 2004, Newcastle dedesignated four of its hedge derivatives, and redesignated all or a portion thereof as hedges. As a result of this dedesignation, since the originally hedged items are still owned by Newcastle, the unrealized loss was recorded in OCI as a deferred hedging loss and is being amortized over the life of the hedged item. As of December 31, 2004, $0.4 million of such loss was deferred, net of amortization.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003 AND 2002
(dollars in tables in thousands, except per share data)

     Fair Value Hedges

     At December 31, 2004, Newcastle owned one interest rate swap designated as a fair value hedge of a fixed rate investment with a notional amount of $20.5 million. Any gain or loss, as well as net payments received or made on this derivative instrument, are recorded currently in income, as is any gain or loss (including unrealized gains or losses) on the hedged item related to changes in interest rates.

     With respect to interest rate swaps which were designated as hedges of the fair value of lease payments, periodic net payments and any gain or loss from fluctuations in the fair value of the interest rate swaps were capitalized to accumulated other comprehensive income and are being recognized over the term of the leases as adjustments to rental income. Newcastle's hedge of such payments was terminated in 1999. As of December 31, 2004 and 2003, $1.0 million and $1.4 million of such losses were deferred, net of amortization, respectively.

     Classification

     During the years ended December 31, 2004, 2003 and 2002, Newcastle recorded an aggregate of $12.3 million, $16.8 million and ($52.4 million) of net gain (loss) to other comprehensive income and an aggregate of $2.1 million, $4.8 million and $4.6 million of gain to earnings, as an adjustment to interest expense, respectively, related to such hedges. Newcastle expects to reclassify approximately $1.7 million of net loss on derivative instruments from accumulated other comprehensive income to earnings during the twelve months ending December 31, 2005 due to amortization of net deferred hedge losses.

     Newcastle's derivatives are recorded on its balance sheet as follows (excluding the real estate securities portfolio deposit, which is reported separately):

                                 2004      2003
                               -------   -------
Interest rate caps (A)         $ 3,554   $ 8,294
Interest rate swaps (A)         21,001    14,194
Total return swaps                 399        --
Non-hedge derivatives (B)        2,168     3,024
                               -------   -------
Total Derivative Assets        $27,122   $25,512
                               =======   =======

Interest rate swaps (A)        $34,240   $43,075
Interest payable                 2,457     2,829
Non-hedge derivatives (B)        2,964     3,771
                               -------   -------
Total Derivative Liabilities   $39,661   $49,675
                               =======   =======

(A)  Treated as hedges

(B)  Interest rates swaps and caps

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

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003 AND 2002
(dollars in tables in thousands, except per share data)

     BALANCE SHEET MEASUREMENT

     INVESTMENT IN REAL ESTATE SECURITIES -- Newcastle has classified its investments in securities as available for sale. Securities available for sale are carried at market value with the net unrealized gains or losses reported as a separate component of accumulated other comprehensive income. At disposition, the net realized gain or loss is determined on the basis of the cost of the specific investments and is included in earnings. Unrealized losses on securities are charged to earnings if they reflect a decline in value that is other than temporary. A decline in value is considered other than temporary if either (a) it is deemed probable that Newcastle will be unable to collect all amounts anticipated to be collected at acquisition, or (b) Newcastle does not have the ability and intent to hold such investment until a forecasted market price recovery.

     INVESTMENT IN LOANS -- Loans receivable are presented net of any unamortized discount (or gross of any unamortized premium) and an allowance for loan losses.

     INVESTMENT IN OPERATING REAL ESTATE -- Operating real estate is recorded at cost less accumulated depreciation. Depreciation is computed on a straight-line basis. Buildings are depreciated over 40 years. Major improvements are capitalized and depreciated over their estimated useful lives. Fees and costs incurred in the successful negotiation of leases are deferred and amortized on a straight-line basis over the terms of the respective leases. Expenditures for repairs and maintenance are expensed as incurred. Newcastle adopted SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" in 2002. Pursuant to such pronouncement, Newcastle reviews its real estate assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No material impairment was recorded during 2004, 2003 or 2002. SFAS No. 144 also specifies that long-lived assets to be disposed of by sale, which meet certain criteria, should be reclassified to Real Estate Held for Sale and measured at the lower of its carrying amount or fair value less costs of sale. As of December 31, 2004 and 2003, Newcastle had one and five properties classified as Real Estate Held for Sale, respectively (Note 6). The results of operations for such an asset, assuming such asset qualifies as a "component of an entity" as defined in SFAS No. 144, are retroactively reclassified to Income (Loss) from Discontinued Operations for all periods presented.

     FOREIGN CURRENCY INVESTMENTS -- Assets and liabilities relating to foreign investments are translated using exchange rates as of the end of each reporting period. The results of Newcastle's foreign operations are translated at the weighted average exchange rate for each reporting period. Translation adjustments are included as a component of accumulated other comprehensive income.

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

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003 AND 2002
(dollars in tables in thousands, except per share data)

     CASH AND CASH EQUIVALENTS AND RESTRICTED CASH -- Newcastle considers all highly liquid short-term investments with maturities of 90 days or less when purchased to be cash equivalents. Substantially all amounts on deposit with major financial institutions exceed insured limits. Restricted cash consisted of:

                                            December 31,
                                         -----------------
                                           2004      2003
                                         -------   -------
Derivative margin accounts               $20,763   $ 2,339
Restricted property operating accounts       549       604
Trustee accounts                           9,652     8,105
Bond sinking funds                           207        --
Held in CBO structures (Note 8)
   pending reinvestment                   44,719    56,971
Reserve accounts                           2,084     2,084
                                         -------   -------
                                         $77,974   $70,103
                                         =======   =======

     STOCK OPTIONS -- Newcastle accounts for stock options granted in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation" as revised in December 2004 and amended by EITF Issue No. 96-18 "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Loans or Services." The fair value of the options issued as compensation to the Manager for its successful efforts in raising capital for Newcastle in 2004, 2003 and 2002 was recorded as an increase in stockholders' equity with an offsetting reduction of capital proceeds received. Options granted to Newcastle's directors were accounted for using the intrinsic value method under APB Opinion No. 25, as permitted by SFAS No.123 prior to its revision. Since these options were fully vested before such revision became effective, such revision did not affect Newcastle.

3.   INFORMATION REGARDING BUSINESS SEGMENTS

     Newcastle conducts its business through three primary segments: real estate securities and real estate related loans, operating real estate and residential mortgage loans. Details of Newcastle's investments in such segments can be found in Notes 4, 5 and 6. Newcastle has retroactively combined two business segments which were previously reported separately: real estate securities and real estate related loans. Management no longer reviews disaggregated, discrete financial information on these two investment categories since, among other reasons, they are cross-financed and share common credit risk characteristics.

     Holdings conducted its business in three primary segments: real estate securities and real estate related loans, operating real estate and its investment in Fund I. The real estate securities investments were retained by Newcastle. The operating real estate segment, which comprised three portfolios of properties, was split as follows: the Bell Canada (Canadian) and LIV (Belgian) portfolios were retained by Newcastle while the GSA (U.S.) portfolio was distributed to Holdings. The existing real estate related loans and Fund I investments were distributed to Holdings.

     The unallocated portion consists primarily of interest on short-term investments, general and administrative expenses, management fees and incentive compensation pursuant to the Management Agreement, and interest on Holdings' credit facility.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003 AND 2002
(dollars in tables in thousands, except per share data)

     Summary financial data on Newcastle's segments is given below, together with a reconciliation to the same data for Newcastle as a whole (including its predecessor, through the date of the commencement of Newcastle's operations, as described in Notes 1 and 2):

                                                          Real Estate
                                                        Securities and                 Residential
                                                          Real Estate     Operating      Mortgage
                                                         Related Loans   Real Estate      Loans      Unallocated      Total
                                                        --------------   -----------   -----------   -----------   ----------
December 31, 2004 and the Year then Ended
Gross revenues                                            $  225,236      $ 13,222      $ 19,135      $    553     $  258,146
Operating expenses                                              (828)       (7,425)       (2,319)      (22,983)       (33,555)
                                                          ----------      --------      --------      --------     ----------
Operating income (loss)                                      224,408         5,797        16,816       (22,430)       224,591
Interest expense                                            (124,930)       (3,054)      (10,863)           --       (138,847)
Depreciation and amortization                                     --        (1,298)           --            (6)        (1,304)
Equity in earnings of unconsolidated subsidiaries (A)          3,767         6,190            --            --          9,957
                                                          ----------      --------      --------      --------     ----------
Income (loss) from continuing operations                     103,245         7,635         5,953       (22,436)        94,397
Income (loss) from discontinued operations                        --         4,018            --            --          4,018
                                                          ----------      --------      --------      --------     ----------
Net Income (Loss)                                         $  103,245      $ 11,653      $  5,953      $(22,436)    $   98,415
                                                          ==========      ========      ========      ========     ==========
Revenue derived from non-US sources:
   Canada                                                 $       --      $ 13,203      $     --      $     --     $   13,203
                                                          ==========      ========      ========      ========     ==========
   Belgium                                                $       --      $ 10,602      $     --      $     --     $   10,602
                                                          ==========      ========      ========      ========     ==========
Total assets                                              $4,136,203      $108,322      $658,643      $ 29,552     $4,932,720
                                                          ==========      ========      ========      ========     ==========
Long-lived assets outside the US:
   Canada                                                 $       --      $ 57,193      $     --      $     --     $   57,193
                                                          ==========      ========      ========      ========     ==========
   Belgium                                                $       --      $ 12,376      $     --      $     --     $   12,376
                                                          ==========      ========      ========      ========     ==========

December 31, 2003 and the Year then Ended
Gross revenues                                            $  134,348      $ 16,234      $ 12,892      $    580     $  164,054
Operating expenses                                              (821)       (7,931)       (1,506)      (15,603)       (25,861)
                                                          ----------      --------      --------      --------     ----------
Operating income (loss)                                      133,527         8,303        11,386       (15,023)       138,193
Interest expense                                             (70,192)       (2,730)       (6,162)           --        (79,084)
Depreciation and amortization                                     --        (1,194)           --            --         (1,194)
Equity in earnings of unconsolidated subsidiaries                861            --            --             1            862
                                                          ----------      --------      --------      --------     ----------
Income (loss) from continuing operations                      64,196         4,379         5,224       (15,022)        58,777
Income (loss) from discontinued operations                        --        (2,659)           --            --         (2,659)
                                                          ----------      --------      --------      --------     ----------
Net Income (Loss)                                         $   64,196      $  1,720      $  5,224      $(15,022)    $   56,118
                                                          ==========      ========      ========      ========     ==========
Revenue derived from non-US sources:
   Canada                                                 $       --      $ 16,940      $     --      $     --     $   16,940
                                                          ==========      ========      ========      ========     ==========
   Belgium                                                $       --      $  5,999      $     --      $     --     $    5,999
                                                          ==========      ========      ========      ========     ==========
Total assets                                              $2,756,262      $146,635      $587,831      $ 59,571     $3,550,299
                                                          ==========      ========      ========      ========     ==========
Long-lived assets outside the US:
   Canada                                                 $       --      $ 54,250      $     --      $     --     $   54,250
                                                          ==========      ========      ========      ========     ==========
   Belgium                                                $       --      $ 78,149      $     --      $     --     $   78,149
                                                          ==========      ========      ========      ========     ==========

(A)  Net of income taxes on related taxable subsidiaries.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003 AND 2002
(dollars in tables in thousands, except per share data)

                                                      Real Estate
                                                    Securities and                 Residential
                                                      Real Estate     Operating     Mortgage
                                                    Related Loans    Real Estate       Loans      Fund I   Unallocated      Total
                                                    --------------   -----------   -----------   -------   -----------   ----------
December 31, 2002 and the Year then Ended (A)
Gross revenues                                        $   83,259      $ 13,116      $  1,281     $ 3,287    $    432     $  101,375
Operating expenses                                          (586)       (6,984)         (141)     (3,861)    (10,473)       (22,045)
                                                      ----------      --------      --------     -------    --------     ----------
Operating income (loss)                                   82,673         6,132         1,140        (574)    (10,041)        79,330
Interest expense                                         (40,805)       (2,576)         (658)         --      (2,336)       (46,375)
Depreciation and amortization                                 --        (1,130)           --        (329)       (101)        (1,560)
Equity in earnings of unconsolidated subsidiaries             --            --            --         303          59            362
                                                      ----------      --------      --------     -------    --------     ----------
Income (loss) from continuing operations                  41,868         2,426           482        (600)    (12,419)        31,757
Income (loss) from discontinued operations                  (499)          237            --          --          --           (262)
                                                      ----------      --------      --------     -------    --------     ----------
Net Income (Loss)                                     $   41,369      $  2,663      $    482     $  (600)   $(12,419)    $   31,495
                                                      ==========      ========      ========     =======    ========     ==========
Revenue derived from non-US sources:
   Canada                                             $       --      $ 14,015      $     --     $    --    $     --     $   14,015
                                                      ==========      ========      ========     =======    ========     ==========
   Belgium                                            $       --      $  5,402      $     --     $    --    $     --     $    5,402
                                                      ==========      ========      ========     =======    ========     ==========
   Italy                                              $      180      $     --      $     --     $    --    $     --     $      180
                                                      ==========      ========      ========     =======    ========     ==========
Total assets                                          $1,138,767      $128,831      $259,381     $    --    $ 45,588     $1,572,567
                                                      ==========      ========      ========     =======    ========     ==========
Long-lived assets outside the US:
   Canada                                             $       --      $ 49,271      $     --     $    --    $     --     $   49,271
                                                      ==========      ========      ========     =======    ========     ==========
   Belgium                                            $       --      $ 67,852      $     --     $    --    $     --     $   67,852
                                                      ==========      ========      ========     =======    ========     ==========

(A) The Fund I segment and a portion of the Unallocated segment (through the date of the commencement of Newcastle's operations in July 2002) and the discontinued operations of the Operating Real Estate and Real Estate Securities and Real Estate Related Loans segments represent operations related to activities treated as distributed to our predecessor.

UNCONSOLIDATED SUBSIDIARIES

Newcastle has two unconsolidated subsidiaries which it accounts for under the equity method. Holdings held two such investments, neither of which were transferred to Newcastle; such investments are included in Newcastle's financial statements through the date of the commencement of Newcastle's operations.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003 AND 2002
(dollars in tables in thousands, except per share data)

The following table summarizes the activity affecting the equity held by Newcastle in unconsolidated subsidiaries:

                                            Operating Real    Real Estate Loan
                                          Estate Subsidiary      Subsidiary
                                          -----------------   ----------------
BALANCE AT DECEMBER 31, 2002                  $     --            $     --
   Contributions to unconsolidated
      subsidiaries                                  --              30,827
   Distributions from unconsolidated
      subsidiaries                                  --              (1,041)
   Equity in earnings of unconsolidated
      subsidiaries                                  --                 861
   Other                                            --                  (7)
                                              --------            --------
BALANCE AT DECEMBER 31, 2003                  $     --            $ 30,640
   Contributions to unconsolidated
      subsidiaries                              26,789                  --
   Distributions from unconsolidated
      subsidiaries                             (17,709)            (10,955)
   Equity in earnings of unconsolidated
      subsidiaries                               8,698               3,767
   Other                                            --                  --
                                              --------            --------
BALANCE AT DECEMBER 31, 2004                  $ 17,778            $ 23,452
                                              ========            ========

Summarized financial information related to Newcastle's unconsolidated subsidiaries, through the date of their distribution to Holdings, as applicable, was as follows (in thousands):

                                               Operating        Real Estate Loan
                                              Real Estate      Subsidiary (A) (C)
                                          Subsidiary (A) (B)      December 31,
                                             December 31,      ------------------
                                                 2004            2004      2003
                                          ------------------   -------   -------
Assets                                         $ 89,222        $47,170   $61,628
Liabilities                                     (53,000)            --        --
Minority interest                                  (666)          (266)     (348)
                                               --------        -------   -------
Equity                                         $ 35,556        $46,904   $61,280
                                               ========        =======   =======
Equity held by Newcastle                       $ 17,778        $23,452   $30,640    Austin (D)   Fund I (A)
                                               ========        =======   =======    ----------   ----------
                                                 2004            2004      2003        2002         2002
                                               --------        -------   -------      -----       -------
Revenues                                       $ 25,011        $ 7,852   $ 1,885      $ 585       $ 9,740
Expenses                                         (7,159)          (111)     (152)      (477)       (4,470)
Minority interest                                  (328)           (44)      (10)       (45)           --
                                               --------        -------   -------      -----       -------
Net income (loss)                              $ 17,524        $ 7,697   $ 1,723      $  63       $ 5,270
                                               ========        =======   =======      =====       =======
Newcastle's equity in net income (loss)        $  8,698        $ 3,767   $   862      $  59       $   303
                                               ========        =======   =======      =====       =======

(A) Except for Austin, the unconsolidated subsidiaries' summary financial information is presented on a fair value basis, consistent with their internal basis of accounting. Newcastle's equity in net income excludes its predecessor's incentive income with respect to Fund I.

(B)  Included in the operating real estate segment.

(C) Included in the real estate securities and real estate related loans segment.

(D)  Included in the unallocated segment.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003 AND 2002
(dollars in tables in thousands, except per share data)

     OPERATING REAL ESTATE SUBSIDIARY

     In March 2004 Newcastle purchased a 49% interest in a portfolio of convenience and retail gas stores located throughout the southeastern and southwestern regions of the U.S. The properties are subject to a sale-leaseback arrangement under long-term triple net leases with a 15 year minimum term. Circle K Stores Inc. ("Tenant"), an indirect wholly owned subsidiary of Alimentation Couche-Tard Inc. ("ACT"), is the counterparty under the leases. ACT guarantees the obligations of Tenant under the leases. Newcastle structured this transaction through a joint venture in two limited liability companies with a private investment fund managed by an affiliate of its manager, pursuant to which such affiliate co-invested on equal terms. In October 2004, the investment's initial financing was refinanced with a nonrecourse term loan ($53.0 million outstanding at December 31, 2004), which bears interest at a fixed rate of 6.04%. The required payments under the loan consist of interest only during the first two years, followed by a 25-year amortization schedule with a balloon payment due in October 2014.

     This limited liability company is an investment company and therefore maintains its financial records on a fair value basis. Newcastle has retained such accounting relative to its investment in such limited liability company, which is accounted for under the equity method at fair value.

     REAL ESTATE LOAN SUBSIDIARY

     In November 2003, Newcastle and a private investment fund managed by an affiliate of the Manager co-invested and each indirectly own an approximately 38% interest in DBNC Peach Manager LLC, a limited liability company that has acquired a pool of franchise loans collateralized by fee and leasehold interests and other assets from a third party financial institution. The Manager receives from this private investment fund, in addition to management fees, incentive compensation if the fund's aggregate investment returns exceed certain thresholds. The remaining approximately 24% interest in the limited liability company is owned by the above-referenced third party financial institution. Newcastle has no additional capital commitment to the limited liability company.

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

     The Fund I Managing Member was entitled to receive an annual management fee of up to 1.5% of Fund I's invested capital or total equity commitments. Holdings was not charged management fees for its investment in Fund I. Pursuant to an agreement between the Fund I Managing Member and the Manager, the Manager was entitled to 100% of the management fee paid by Fund I to the Fund I Managing Member. Since the management fees paid to the Manager flowed through Holdings through its ownership of the Fund I Managing Member, they were reflected as gross amounts in both Management Fee from Affiliate and Management Fee to Affiliate, although they had no effect on net income.

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

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003 AND 2002
(dollars in tables in thousands, except per share data)

     AUSTIN

     In 1998, Holdings and Fortress Principal Investment Group LLC ("FPIG"), an affiliate of the Manager, formed Austin Holdings Corporation ("Austin"). Holdings held non-voting preferred stock in Austin which represented a 95% economic ownership, and had a liquidation preference over the common stockholders. FPIG was the holder of all of the common stock which represented 100% of the vote and 5% of the economic ownership interest of Austin. Austin owned certain non-performing loans and foreclosed real estate as well as 100% of the common stock of Ascend Residential Holdings, Inc. ("Ascend"). Ascend's primary business was the acquisition, rehabilitation and sale of single-family residential properties.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003 AND 2002
(dollars in tables in thousands, except per share data)

4.   REAL ESTATE SECURITIES

     The following is a summary of Newcastle's real estate securities at December 31, 2004 and 2003, all of which are classified as available for sale and are therefore marked to market through other comprehensive income pursuant to SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities."

DECEMBER 31, 2004

                                                                                                         Weighted Average
                                                                                               -----------------------------------
                                                Gross Unrealized                                   S&P
                     Current Face   Amortized  ------------------                   Number of  Equivalent                 Maturity
Asset Type              Amount     Cost Basis    Gains    Losses   Carrying Value  Securities    Rating    Coupon  Yield   (Years)
----------           ------------  ----------  --------  --------  --------------  ----------  ----------  ------  -----  --------
CMBS-Conduit          $1,024,762   $  995,194  $ 54,506  $ (7,240)   $1,042,460        162        BBB-      6.17%  6.80%    7.53
CMBS-Large Loan          583,758      580,383     9,781      (168)      589,996         68        BBB       5.16%  5.41%    2.35
CMBS- B-Note             173,587      170,884     2,614      (379)      173,119         28         BB+      6.31%  6.58%    6.12
Unsecured REIT Debt      735,402      750,489    38,433    (3,200)      785,722         90        BBB-      6.51%  6.15%    7.34
ABS-Manufactured
   Housin                221,803      198,181     5,328    (4,494)      199,015         11          B       7.10%  8.83%    5.67
ABS-Home Equity          298,934      297,083     3,072      (83)       300,072         44          A-      4.16%  4.29%    4.06
ABS-Franchise             77,825       75,631     2,493      (540)       77,584         17        BBB+      7.13%  8.79%    5.25
Agency RMBS              199,182      201,803        --      (275)      201,528          3        AAA       4.69%  4.41%    3.35
                      ----------   ----------  --------  --------    ----------        ---        ---       ----   ----     ----
Total/Average (A)     $3,315,253   $3,269,648  $116,227  $(16,379)   $3,369,496        423        BBB       5.89%  6.19%    5.76
                      ==========   ==========  ========  ========    ==========        ===        ===       ====   ====     ====

(A) The total current face amount of fixed rate securities was $2,472.1million, and of floating rate securities was $843.2 million.

Unrealized losses that are considered other than temporary are recognized currently in income. There were no such losses incurred during the years ended December 31, 2004, 2003 or 2002. The unrealized losses on Newcastle's securities are primarily the result of market factors, rather than credit impairment, and Newcastle believes their carrying values are fully recoverable over their expected holding period. One of the securities had an immaterial interest shortfall at December 31, 2004, which has subsequently been brought current; no other securities are delinquent.

Securities in an Unrealized Loss Position
-----------------------------------------
   Less Than Twelve Months                  $866,660   $872,077   $--   $ (9,202)  $862,875    95   BBB+   5.45%  5.37%  6.47
   Twelve or More Months                      63,484     60,355    --     (7,178)    53,177     7   BB-    6.37%  7.66%  5.92
                                            --------   --------   ---   --------   --------   ---   ----   ----   ----   ----
Total                                       $930,144   $932,432   $--   $(16,380)  $916,052   102   BBB+   5.51%  5.52%  6.43
                                            ========   ========   ===   ========   ========   ===   ====   ====   ====   ====

The unrealized losses on most of the securities in the "Twelve or More Months" category were primarily caused by changes in market credit spreads. With respect to two of such securities, the unrealized losses were primarily caused by market perceptions of the credit quality of such securities. None of the securities in this category are in default or delinquent and Newcastle has performed credit analyses in relation to such securities which support its belief that the carrying values of such securities are fully recoverable over their expected holding period. Although management expects to hold these securities until their recovery, there is no assurance that such securities will not be sold or at what price they may be sold.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003 AND 2002
(dollars in tables in thousands, except per share data)

DECEMBER 31, 2003

                                                                                                  Weighted Average
                                                                                        -----------------------------------
                                              Gross Unrealized                              S&P
                   Current Face   Amortized  -----------------   Carrying    Number of  Equivalent                 Maturity
Asset Type            Amount     Cost Basis   Gains    Losses      Value    Securities    Rating    Coupon  Yield   (Years)
----------         ------------  ----------  -------  --------  ----------  ----------  ----------  ------  -----  --------
CMBS-Conduit        $  830,471   $  794,973  $39,308  $ (7,313) $  826,968      126        BBB-      6.39%   7.13%   7.64
CMBS-Large Loan        374,208      370,480    2,064    (1,003)    371,541       43        BBB       3.98%   4.40%   2.65
CMBS- B-Note            57,653       55,577    1,141       (41)     56,677       10         BB+      6.37%   7.05%   7.06
Unsecured REIT De      532,008      541,648   44,301    (1,241)    584,708       71        BBB-      7.18%   6.85%   7.28
ABS-Manufactured
   Housing             243,938      217,244    3,402    (2,947)    217,699        8        BBB+      7.07%   8.98%   6.11
ABS-Home Equity         74,867       74,845      785        --      75,630       15         A        3.26%   3.35%   4.88
ABS-Franchise           60,393       57,598    2,383      (477)     59,504       11         A        8.60%  10.00%   5.95
                    ----------   ----------  -------  --------  ----------      ---        ---       ----   -----    ----
Total/Average (A)   $2,173,538   $2,112,365  $93,384  $(13,022) $2,192,727      284        BBB       6.20%   6.71%   6.36
                    ==========   ==========  =======  ========  ==========      ===        ===       ====   =====    ====

(A) The total current face amount of fixed rate securities was $1,531.6 million, and of floating rate securities was $457.5 million.

The following is a reconciliation of real estate securities:

                                              REAL ESTATE SECURITIES
                               ---------------------------------------------------
                                                 Market
                               Current Face   (Discount)/      Loss      Amortized
                                  Amount        Premium     Allowance   Cost Basis
                               ------------   -----------   ---------   ----------
BALANCE AT DECEMBER 31, 2002    $1,025,680     $(70,546)       $--      $  955,134
   Purchases                     1,476,600      (14,428)        --       1,462,172
   Collections of principal        (45,183)        (608)        --         (45,791)
   Cost of securities sold        (249,303)       6,846         --        (242,457)
   Accretion                            --        5,710         --           5,710
   Consolidation of ICH CMO
      (Note 6)                     (34,256)      11,853         --         (22,403)
                               ---------------------------------------------------
BALANCE AT DECEMBER 31, 2003    $2,173,538     $(61,173)       $--      $2,112,365
   Purchases                     1,500,549        4,084         --       1,504,633
   Collections of principal       (181,008)          --         --        (181,008)
   Cost of securities sold        (177,826)       4,677         --        (173,149)
   Accretion                            --        6,807         --           6,807
                                ----------     --------        ---      ----------
BALANCE AT DECEMBER 31, 2004    $3,315,253     $(45,605)       $--      $3,269,648
                                ==========     ========        ===      ==========

     During 2004 and 2003, Newcastle recorded gross realized gains of approximately $20.0 million and $14.5 million, respectively, and gross realized losses of approximately $0.0 million and $1.9 million, respectively, related to the sale of real estate securities.

     The securities are encumbered by the CBO securitizations and by repurchase agreements (Note 8) at December 31, 2004.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003 AND 2002
(dollars in tables in thousands, except per share data)

     Newcastle enters into short-term warehouse agreements with major investment banks for the right to purchase commercial mortgage backed securities, unsecured REIT debt, real estate loans and asset backed securities for its real estate securities portfolios, prior to their being financed with CBOs. These agreements are treated as non-hedge derivatives for accounting purposes and are therefore marked to market through current income. If the related CBO is not consummated, except as a result of Newcastle's gross negligence, willful misconduct or breach of contract, Newcastle would be required to pay the Net Loss, if any, as defined, up to the related deposit, less any Excess Carry Amount, as defined, earned on such deposit. Although Newcastle currently anticipates completing the most recent CBO in the near term, there is no assurance that such CBO will be consummated or on what terms it will be consummated. The following table summarizes the agreements (in thousands):

                December 31, 2004                   Income (Loss) Recorded
-------------------------------------------------   ----------------------
   Deal        Collateral     Aggregate     Fair
  Status    Accumulated (1)    Deposit     Value     2004     2003    2002
---------   ---------------   ---------   -------   ------   ------   ----
Completed                                           $2,604   $3,730   $652
Open            $224,928       $24,901    $25,411      510       --     --
                                                    ------   ------   ----
   Total                                            $3,114   $3,730   $652
                                                    ======   ======   ====

(1) Excludes $32.5 million of collateral accumulated on balance sheet and recorded in real estate securities.

5.   REAL ESTATE RELATED LOANS AND RESIDENTIAL MORTGAGE LOANS

     The following is a summary of real estate related loans and residential mortgage loans. The loans contain various terms, including fixed and floating rates, self-amortizing and interest only. They are generally subject to prepayment.

                                      December 31,                            December 31, 2004
                       -----------------------------------------           -----------------------
                         2004       2003       2004       2003                           Weighted
                       --------   --------   -------  ----------                         Average
                             Current                                Loan   Wtd. Avg.     Maturity    Delinquent Carrying
Loan Type                   Face Amount       Carrying Value (B)   Count     Yield     (Years) (C)          Amount
---------              -------------------   -------------------   -----   ---------   -----------   -------------------
B-Notes                $132,777   $ 61,640   $133,344   $ 61,591      23      6.44%        2.30            $    --
Mezzanine Loans          80,000         --     80,052         --       4      5.25%        1.97                 --
Bank Loans              146,909     99,859    146,909     99,859       3      6.73%        1.99                 --
Real Estate Loans        29,555         --     28,911         --       2     16.55%        1.24                 --
ICH CMO Loans (A)       205,147    243,809    202,674    241,334     123      8.16%        2.86             11,274
                       --------   --------   --------   --------   -----     -----         ----            -------
Total Real Estate
   Related Loans       $594,388   $405,308   $591,890   $402,784     155      7.44%        2.32            $11,274
                       ========   ========   ========   ========   =====     =====         ====            =======
Residential Mortgage
   Loan Portfolio      $645,381   $578,330   $654,784   $586,237   1,653      3.71%        3.84            $ 1,148

     (A) In October 2003, pursuant to FIN No.46, Newcastle consolidated an entity which holds a portfolio of commercial mortgage loans which has been securitized. This investment, which is referred to as the ICH CMO, was previously treated as a non-consolidated residual interest in such securitization. Newcastle exercises no control over the management or resolution of these assets and its residual investment in this entity was recorded at $2.9 million prior to its consolidation. The primary effect of the consolidation is the requirement that Newcastle reflect the gross loan assets and gross bonds payable of this entity in its financial statements.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003 AND 2002
(dollars in tables in thousands, except per share data)

     (B) The aggregate United States federal income tax basis for such assets at December 31, 2004 was approximately equal to their book basis.

     (C) The weighted average maturity for the residential mortgage loan portfolio was calculated based on a constant prepayment rate (CPR) of 22.6%.

     The following is a reconciliation of real estate related loans and residential mortgage loans.

                                          Real Estate Related Loans                           Residential Mortgage Loans
                              -------------------------------------------------   -------------------------------------------------
                                                Market                                             Market
                              Current Face   (Discount)/      Loss     Carrying     Current     (Discount)/      Loss      Carrying
                                 Amount        Premium     Allowance     Value    Face Amount     Premium     Allowance     Value
                              ------------   -----------   ---------   --------   -----------   -----------   ---------   ---------
BALANCE AT DECEMBER 31, 2002    $ 26,423        $ (6)       $    --    $ 26,417    $ 254,201      $ 3,997       $  --     $ 258,198
   Purchases/advances            152,322         (84)            --     152,238      524,502        8,116          --       532,618
   Collections of principal      (20,513)         --             --     (20,513)     (39,545)          --          --       (39,545)
   Cost of loans sold                 --          --             --          --     (160,828)      (2,869)         --      (163,697)
   Accretion                          --          41             --          41           --       (1,237)         --        (1,237)
   Loss allowance                     --          --             --          --           --           --        (100)         (100)
   Consolidation of ICH CMO      247,076          --         (2,475)    244,601           --           --          --            --
                                --------        ----        -------    --------    ---------      -------       -----     ---------
BALANCE AT DECEMBER 31, 2003    $405,308        $(49)       $(2,475)   $402,784    $ 578,330      $ 8,007       $(100)    $ 586,237
   Purchases/advances            281,340          15             --     281,355      347,318        3,055          --       350,373
   Collections of principal      (92,425)         --              2     (92,423)    (154,660)          --          --      (154,660)
   Cost of loans sold                 --          --             --          --     (125,607)         874          --      (124,733)
   Accretion                         165           9             --         174           --       (2,533)         --        (2,533)
   Loss allowance                     --          --             --          --           --           --         100           100
                                --------        ----        -------    --------    ---------      -------       -----     ---------
BALANCE AT DECEMBER 31, 2004    $594,388        $(25)       $(2,473)   $591,890    $ 645,381      $ 9,403       $  --     $ 654,784
                                ========        ====        =======    ========    =========      =======       =====     =========

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003 AND 2002
(dollars in tables in thousands, except per share data)

     In November 2004, Newcastle entered into a total rate of return swap with a major investment bank, whereby Newcastle receives the sum of all interest (at LIBOR + 2.25%), fees and any positive change in value amounts (the total return cash flows) from a referenced term loan (to a retail mall
     REIT) with an initial notional amount of $107.0 million, and pays interest (at LIBOR + 0.50%) on such notional plus any negative change in value amounts from such loan. This agreement is recorded in Derivative Assets and is treated as a non-hedge derivative for accounting purposes and is therefore marked to market through income. Under the agreement, Newcastle was required to post an initial margin deposit equal to 17% of the notional amount and additional margin may be payable in the event of a decline in value of the referenced term loan. Any margin on deposit, less any negative change in value payments, will be returned to Newcastle upon termination of the contract.

     The average carrying amount of Newcastle's real estate related loans was approximately $486.2 million and $113.6 million during 2004 and 2003, respectively, on which Newcastle earned approximately $36.7 million and $10.7 million of gross revenues, respectively.

     The average carrying amount of Newcastle's residential mortgage loans was approximately $637.4 million and $400.0 million during 2004 and 2003, respectively, on which Newcastle earned approximately $19.1 million and $12.9 million of gross revenues, respectively.

     The residential mortgage loan portfolio is encumbered by repurchase agreements and a term loan (Note 8), the ICH CMO loans are encumbered by the ICH CMO Bonds (Note 8) and the real estate related loans are encumbered by the CBO securitizations, term loans and repurchase agreements (Note 8).

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003 AND 2002
(dollars in tables in thousands, except per share data)

6.   OPERATING REAL ESTATE

     The following is a reconciliation of operating real estate assets and accumulated depreciation:

                                                          Accumulated
           Operating Real Estate                Gross    Depreciation      Net
           ---------------------              --------   ------------   --------
BALANCE AT DECEMBER 31, 2002                  $123,112     $ (9,460)    $113,652
   Improvements                                    576           --          576
   Foreign currency translation                 25,313       (2,247)      23,066
   Depreciation                                     --       (3,043)      (3,043)
   Transferred to Real Estate Held for Sale    (34,671)       3,415      (31,256)
                                              --------     --------     --------
BALANCE AT DECEMBER 31, 2003                  $114,330     $(11,335)    $102,995
   Improvements                                    148           --          148
   Foreign currency translation                  8,899       (1,094)       7,805
   Depreciation                                     --       (2,137)      (2,137)
   Transferred to Real Estate Held for Sale    (57,686)       6,068      (51,618)
                                              --------     --------     --------
BALANCE AT DECEMBER 31, 2004                  $ 65,691     $ (8,498)    $ 57,193
                                              ========     ========     ========

Canadian Properties                           $ 65,691     $ (8,498)    $ 57,193
Belgian Properties                                  --           --           --
                                              --------     --------     --------
Total                                         $ 65,691     $ (8,498)    $ 57,193
                                              ========     ========     ========

Real Estate Held for Sale

BALANCE AT DECEMBER 31, 2002                                            $  3,471
   Sold                                                                   (3,471)
   Transferred from Operating Real Estate                                 31,256
   Mark to market                                                         (1,852)
                                                                        --------
BALANCE AT DECEMBER 31, 2003                                            $ 29,404
   Improvements                                                               73
   Foreign currency translation                                             (735)
   Sold                                                                  (67,984)
   Transferred from Operating Real Estate                                 51,618
                                                                        --------
BALANCE AT DECEMBER 31, 2004                                            $ 12,376
                                                                        ========

Canadian Properties                                                     $     --
Belgian Properties                                                        12,376
                                                                        --------
Total                                                                   $ 12,376
                                                                        ========

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003 AND 2002
(dollars in tables in thousands, except per share data)

     All of Newcastle's U.S. properties (the "GSA Portfolio") were distributed to Holdings prior to the commencement of Newcastle's operations. Such properties were primarily leased to the General Services Administration of the U.S. Government. The GSA Portfolio was financed by a securitization which was also distributed to Holdings.

     The Canadian properties are primarily leased to Bell Canada, a wholly-owned subsidiary of BCE, Inc. and are referred to as the "Bell Canada Portfolio." For 2004, 2003 and 2002, approximately 99%, 98% and 99% of Newcastle's consolidated rental and escalation income from continuing operations was attributable to Bell Canada. The Bell Canada leases expire in 2006 and 2007. The lease of the primary tenant of one of these properties, the smallest property in the portfolio, expired in March 2004 and this building is now vacant; in January 2005, we agreed to the terms for a sale of this property and received a nonrefundable deposit thereon. In March 2005, we agreed to the terms for a sale of another of the Bell Canada properties and received a nonrefundable deposit thereon. Each Bell Canada lease contains one five-year lease renewal option and provides for a significant payment due upon expiration of the lease. These terminal payments have been included in the calculation of straight-line rental income assuming that each lease is renewed once. The Bell Canada leases also provide for the reimbursement of substantially all operating expenses and property taxes plus an administrative fee. The Bell Canada Portfolio is encumbered by the Bell Canada bonds (Note 8).

     The Belgian properties are referred to as the "LIV Portfolio" and are leased to a variety of tenants. The leases on the Belgian properties provide for annual increases in base rent based on the change in a Belgian index, as well as payment of increases in operating expenses and real estate taxes over base year amounts.

     The following is a schedule of the future minimum rental payments to be received under non-cancelable operating leases:

2005         $ 6,221
2006           4,403
2007           1,279
2008             190
2009             190
Thereafter       190
             -------
             $12,473
             =======

     In May 2002, Holdings sold one of its GSA Properties with a net basis of $33.0 million for a net purchase price of approximately $34.1 million, at a gain of $1.1 million.

     In May 2002, Newcastle sold a property in the LIV portfolio for gross proceeds of approximately $8.9 million, at a loss of approximately $1.1 million.

     In 2002, Newcastle entered into contracts to sell two commercial properties located in Canada for gross proceeds of approximately $2.6 million, at a loss of approximately $1.6 million including the write off of accumulated other comprehensive income related to foreign currency translation. The sales were completed in April 2003.

     In June 2004, Newcastle consummated the sale of five properties in the LIV portfolio. These properties had been classified as held for sale since December 2003. Newcastle recognized a $1.5 million loss on this sale in December 2003. In addition, Newcastle recognized a $1.2 million loss in 2004, primarily related to the prepayment of the debt on such properties.

     In December 2004, Newcastle sold two properties in the LIV portfolio at a gain of approximately $5.3 million, net of prepayment penalties on the related debt.

     In March 2004, Newcastle committed to a plan to sell one property in the LIV portfolio. Newcastle expects a sale of this property to be completed by the first quarter of 2005. Accordingly, this property has been reclassified as Real Estate Held for Sale. Although Newcastle currently anticipates completing this sale in the near term, there is no assurance that this sale will be completed or on what terms it will be completed. This property is the last remaining property in the LIV portfolio.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003 AND 2002
(dollars in tables in thousands, except per share data)

     Pursuant to SFAS No. 144, Newcastle has retroactively recorded the operations, including the gain or loss, of all sold or "held for sale" properties in Income from Discontinued Operations for all periods presented.

     Gross revenues from discontinued operations, which include those investments distributed to Holdings as discussed in Note 2, were approximately $10.6 million, $6.7 million and $35.4 million in 2004, 2003 and 2002, respectively. Interest expense included in discontinued operations was approximately $3.4 million, $4.0 million, and $15.2 million in 2004, 2003 and 2002 respectively.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003 AND 2002
(dollars in tables in thousands, except per share data)

The following table sets forth certain information regarding the operating real estate portfolio:

                                                                                          DECEMBER 31, 2004
                                                                COSTS      ------------------------------------------------
                                                             CAPITALIZED     GROSS                NET
                                                   INITIAL    SUBSEQ. TO   CARRYING   ACCUM.    CARRYING              OCC.
     TYPE OF PROPERTY             LOCATION        COST (A)    ACQ'N (A)     AMOUNT     DEPR.    VALUE (B)   ENCUMB.    (C)
     ----------------             --------        --------   -----------   --------   ------   ----------   -------   -----
   Off. Bldg.                Etobicoke, ON         $11,687     $  866      $12,553    $1,817     $10,736    $10,623      --%
   Off. Bldg.                London, ON             19,133        400       19,533     2,880      16,653      9,286    95.2%
   Industrial/Distribution   Toronto, ON            33,376        229       33,605     3,801      29,804     22,513   100.0%
                                                   -------     ------      -------    ------     -------    -------   -----
SUBTOTAL - CANADA                                   64,196      1,495       65,691     8,498      57,193     42,422    82.9%
                                                   -------     ------      -------    ------     -------    -------   -----
   Off. Bldg.                G. Bijgaarden, BEL        N/A        N/A       12,376       N/A      12,376         --    84.0%
                                                   -------     ------      -------    ------     -------    -------   -----
SUBTOTAL - BELGIUM
   (HELD FOR SALE)                                      --         --       12,376        --      12,376         --    84.0%
                                                   -------     ------      -------    ------     -------    -------   -----
   TOTALS:                                         $64,196     $1,495      $78,067    $8,498     $69,569    $42,422    83.0%
                                                   =======     ======      =======    ======     =======    =======   =====

                                                      NET       ACQ'N   YEAR BUILT/
                                                   RENTABLE      DATE    RENOVATED
     TYPE OF PROPERTY             LOCATION        SQ. FT. (C)    (C)        (C)
     ----------------             --------        -----------   -----   -----------
   Off. Bldg.                Etobicoke, ON           177,214    10/98     1972/1978
   Off. Bldg.                London, ON              325,764    10/98          1980
   Industrial/Distribution   Toronto, ON             624,786    10/98    1963/71/79
                                                   ---------
SUBTOTAL - CANADA                                  1,127,764
                                                   ---------
   Off. Bldg.                G. Bijgaarden, BEL       81,763    11/99          1994
                                                   ---------
SUBTOTAL - BELGIUM
   (HELD FOR SALE)                                    81,763
                                                   ---------
   TOTALS:                                         1,209,527
                                                   =========

(A) Adjusted for changes in foreign currency exchange rates, which aggregated $4.7 million of gain and $10.4 million of gain between land, building and improvements in 2004 and 2003 respectively.

(B) The aggregate United States federal income tax basis for such assets at December 31, 2004 was approximately $71.8 million.

(C)  Unaudited.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003 AND 2002
(dollars in tables in thousands, except per share data)

7.   FAIR VALUE OF FINANCIAL INSTRUMENTS

     For certain of Newcastle's financial instruments, fair values are not readily available since there are no active trading markets as characterized by current exchanges between willing parties. Accordingly, fair values can only be derived or estimated for these instruments using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated future cash flows is inherently subjective and imprecise. It should be noted that minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values, and that the fair values reflected below are indicative of the interest rate, credit spread and currency rate environments as of December 31, 2004 and do not take into consideration the effects of subsequent interest rate, credit spread or currency rate fluctuations.

     The carrying values and estimated fair values of Newcastle's financial instruments at December 31, 2004 and 2003 were as follows:

                                                                          Principal Balance or
                                                    Carrying Value           Notional Amount       Estimated Fair Value
                                                      December 31,             December 31,            December 31,
                                                -----------------------   --------------------   -----------------------
                                                   2004         2003              2004              2004         2003
                                                ----------   ----------        ----------        ----------   ----------
ASSETS:
   Real estate securities, available for sale   $3,369,496   $2,192,727        $3,315,253        $3,369,496   $2,192,727
   Real estate securities portfolio deposit         25,411       19,541         See below            25,411       19,541
   Real estate related loans                       591,890      402,784           594,388           600,528      429,860
   Residential mortgage loans                      654,784      586,237           645,381           654,784      586,237
   Interest rate caps, treated as hedges (A)         3,554        8,294           375,019             3,554        8,294
   Total return swap (A)                               399           --         See below               399           --
LIABILITIES:
   CBO bonds payable                             2,656,510    1,793,533         2,681,395         2,720,704    1,836,628
   Other bonds payable                             222,266      260,674           222,729           227,510      282,014
   Notes payable                                   652,000      154,562           652,000           652,000      155,058
   Repurchase agreements                           490,620      715,783           490,620           490,620      715,783
   Interest rate swaps, treated as hedges (B)       13,239       28,881         2,011,418            13,239       28,881
   Non-hedge derivative obligations (C)                796          747         See below               796          747

(A) Included in Derivative Assets. The longest cap maturity is October 2015. The total return swap matures in November 2008.

(B) Included in Derivative Assets or Liabilities, as applicable. The longest swap maturity is November 2018.

(C) Included in Derivative Assets or Liabilities, as applicable. The longest maturity is July 2038.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003 AND 2002
(dollars in tables in thousands, except per share data)

     The methodologies used and key assumptions made to estimate fair value are as follows:

     REAL ESTATE SECURITIES, AVAILABLE FOR SALE -- The fair value of these securities is estimated by obtaining third party broker quotations, if available and practicable, and counterparty quotations.

     REAL ESTATE SECURITIES PORTFOLIO DEPOSIT -- The fair value of this deposit, which is treated as a non-hedge derivative, is estimated by obtaining third party broker quotations on the underlying securities, if available and practicable, and counterparty quotations, including a counterparty quotation on the portion of the fair value resulting from the Excess Carry Amount, as defined, earned on such deposit. This deposit is more fully described in Note 4.

     REAL ESTATE RELATED LOANS -- The fixed rate B-Notes were valued by obtaining counterparty quotations. The rest of the B-Notes as well as the mezzanine loans, bank loans, and real estate loans, with one exception, bear floating rates of interest and Newcastle believes that, for similar financial instruments with comparable credit risks, their effective rates approximate market rates. Accordingly, the carrying amounts outstanding are believed to approximate fair value. The one fixed rate loan was purchased on December 29, 2004 and therefore its carrying amount is believed to approximate fair value. The ICH CMO loans were valued by discounting expected future receipts by a rate calculated based on current market conditions for comparable financial instruments, including market interest rates and credit spreads.

     RESIDENTIAL MORTGAGE LOANS -- This portfolio of mortgage loans bears a floating rate of interest. Newcastle believes that, for similar financial instruments with comparable credit risks, the effective rate on this portfolio approximates a market rate. Accordingly, the carrying amount of this portfolio is believed to approximate fair value.

     INTEREST RATE CAP AND SWAP AGREEMENTS, TOTAL RETURN SWAP AND NON-HEDGE DERIVATIVE OBLIGATIONS -- The fair value of these agreements is estimated by obtaining counterparty quotations. The total return swap is more fully described in Note 5.

     CBO BONDS PAYABLE -- These bonds were valued by discounting expected future payments by a rate calculated based on current market conditions for comparable financial instruments, including market interest rates and credit spreads.

     OTHER BONDS PAYABLE -- The Bell Canada bonds were valued, in U.S. dollars at the period end exchange rate, by discounting expected future payments by a rate calculated by imputing a spread over a market index on the date of borrowing. The ICH CMO bonds were valued by discounting expected future payments by a rate calculated based on current market conditions for comparable financial instruments, including market interest rates and credit spreads.

     NOTES PAYABLE -- The LIV mortgage was valued, in U.S. dollars at the period end exchange rate, by discounting expected future payments by a rate calculated by imputing a spread over a market index on the date of borrowing. It was repaid in December 2004. The real estate related loan financings and residential mortgage loan financing bear floating rates of interest. Newcastle believes that, for similar financial instruments with comparable credit risks, their effective rates approximate market rates. Accordingly, the carrying amounts outstanding are believed to approximate fair value.

     REPURCHASE AGREEMENTS -- These agreements bear floating rates of interest and Newcastle believes that, for similar financial instruments with comparable credit risks, the effective rates approximate market rates. Accordingly, the carrying amounts outstanding are believed to approximate fair value.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003 AND 2002
(dollars in tables in thousands, except per share data)

8. DEBT OBLIGATIONS

     The following table presents certain information regarding Newcastle's debt obligations and related hedges:

                                                       Current
                                                         Face                    Carrying
                                                        Amount                    Value              Unhedged
                                                     December 31,               December 31,          Weighted       Final
                                     Month     -----------------------   -----------------------      Average       Stated
Debt Obligation/Collateral           Issued       2004         2003         2004         2003      Funding Cost    Maturity
--------------------------         ---------   ----------   ----------   ----------   ----------   ------------   ---------
CBO Bonds Payable
Real estate securities and loans   July 1999   $  436,895   $  437,500   $  432,893   $  431,802     4.08% (2)    July 2038
Real estate securities and loans    Apr 2002      444,000      444,000      440,427      439,832     3.67% (2)     Apr 2037
Real estate securities and loans    Mar 2003      472,000      472,000      467,905      467,325     3.68% (2)     Mar 2038
Real estate securities and loans   Sept 2003      460,000      460,000      455,115      454,574     3.28% (2)    Sept 2038
Real estate securities and loans    Mar 2004      414,000           --      410,018           --     3.31% (2)     Mar 2039
Real estate securities and loans   Sept 2004      454,500           --      450,152           --     3.16% (2)    Sept 2039
                                               ----------   ----------   ----------   ----------
                                                2,681,395    1,813,500    2,656,510    1,793,533
                                               ----------   ----------   ----------   ----------
Other Bonds Payable
Bell Canada portfolio (4)           Apr 2002       42,885       42,866       42,422       42,168     7.02%         Apr 2012
ICH CMO loans (5)                     (5)         179,844      218,506      179,844      218,506     6.61% (2)     Aug 2030
                                               ----------   ----------   ----------   ----------
                                                  222,729      261,372      222,266      260,674
                                               ----------   ----------   ----------   ----------
Notes Payable
LIV portfolio                       Nov 2002           --       74,562           --       74,562        N/A          (3)
Real estate related loan            Nov 2003       67,523       80,000       67,523       80,000    LIBOR+1.50%   Nov. 2006
Real estate related loan (6)        Feb 2004       40,000           --       40,000           --    LIBOR+1.50%   Feb. 2005
Residential mortgage loans (7)      Nov 2004      544,477           --      544,477           --    LIBOR+0.15%   Nov. 2007
                                               ----------   ----------   ----------   ----------
                                                  652,000      154,562      652,000      154,562
                                               ----------   ----------   ----------   ----------
Repurchase Agreements (7)
Residential mortgage loans (8)      Rolling        67,382      557,191       67,382      557,191   LIBOR + 0.43%  Mar. 2005
ABS-manufactured housing (9)        Rolling       103,738      138,992      103,738      138,992   LIBOR + 0.64%  Mar. 2005
Agency RMBS (10)                    Rolling       195,754           --      195,754           --   LIBOR + 0.13%  Jan. 2005
Real estate securities              Rolling        67,471       19,600       67,471       19,600   LIBOR + 0.61%  Oct. 2005
Real estate related loans (11)      Rolling        56,275           --       56,275           --   LIBOR + 0.95%  Oct. 2005
                                               ----------   ----------   ----------   ----------
                                                  490,620      715,783      490,620      715,783
                                               ----------   ----------   ----------   ----------
Total debt obligations                         $4,046,744   $2,945,217   $4,021,396   $2,924,552
                                               ==========   ==========   ==========   ==========

                                                                                                    Face       Aggregate
                                                             Face                   Collateral     Amount      Notional
                                   Weighted   Weighted      Amount                   Weighted        of        Amount of
                                    Average    Average   of Floating   Collateral     Average     Floating     Currently
                                    Funding   Maturity       Rate       Carrying     Maturity       Rate       Effective
Debt Obligation/Collateral         Cost (1)    (Years)       Debt         Value       (Years)    Collateral     Hedges
--------------------------         --------   --------   -----------   ----------   ----------   ----------   ----------
CBO Bonds Payable
Real estate securities and loans     4.85%      4.21     $  341,895    $  587,861      6.04      $       --   $  328,699
Real estate securities and loans     6.18%      5.38        372,000       505,927      6.16          84,733      290,000
Real estate securities and loans     4.45%      7.31        427,800       499,813      5.60         144,682      276,060
Real estate securities and loans     4.32%      7.87        442,500       497,524      4.93         233,990      192,500
Real estate securities and loans     3.85%      7.63        382,750       449,244      6.01         217,652      165,300
Real estate securities and loans     3.90%      8.20        442,500       499,867      6.46         252,886      189,373
                                     -----      ----     -----------   ----------      ----      ----------   ----------
                                     4.59%      6.78      2,409,445     3,040,236      5.87         933,943    1,441,932
                                     -----      ----     -----------   ----------      ----      ----------   ----------
Other Bonds Payable
Bell Canada portfolio (4)            7.02%      1.43             --        57,193       N/A              --           --
ICH CMO loans (5)                    6.61%      2.79          3,684       202,674      2.86           3,684           --
                                     -----      ----     -----------   ----------                ----------   ----------
                                     6.69%      2.53          3,684       259,867                     3,684           --
                                     -----      ----     -----------   ----------                ----------   ----------
Notes Payable
LIV portfolio                         N/A         --             --            --        --              --           --
Real estate related loan             3.92%      1.64         67,523        83,909      1.64          83,909           --
Real estate related loan (6)         4.26%      0.17         40,000        50,000      2.13          50,000           --
Residential mortgage loans (7)       2.46%      2.10        544,477       583,922      3.76         575,759           --
                                     -----      ----     -----------   ----------      ----      ----------   ----------
                                     2.72%      1.93        652,000       717,831       3.4         709,668           --
                                     -----      ----     -----------   ----------      ----      ----------   ----------
Repurchase Agreements (7)
Residential mortgage loans (8)       2.99%      0.25         67,382        70,862      4.49          69,622           --
ABS-manufactured housing (9)         4.29%      0.17        103,738       146,309      5.11              --       95,700
Agency RMBS (10)                     3.81%      0.08        195,754       201,528      3.35              --      195,409
Real estate securities               3.29%      0.22         67,471        91,771      3.73          32,609       21,295
Real estate related loans (11)       3.34%      0.69         56,275        73,500      1.87          73,500           --
                                     -----      ----     -----------   ----------      ----      ----------   ----------
                                     3.67%      0.21        490,620       583,970      3.80         175,731      312,404
                                     -----      ----     -----------   ----------      ----      ----------   ----------
Total debt obligations               4.29%      4.97     $3,555,749    $4,601,904                $1,823,026   $1,754,336
                                     =====      ====     ===========   ==========                ==========   ==========

(1)  Including the effect of applicable hedges.

(2)  Weighted average, including floating and fixed rate classes.

(3)  Repaid in December 2004.

(4)  Denominated in Canadian dollars.

(5)  See Note 5.

(6)  Maturity date extended in January 2005 from February 2005 to February 2006.

(7)  Subject to potential mandatory prepayments based on collateral value.

(8)  The counterparty on this repo is Bear Stearns Mortgage Capital Corporation.

(9)  The counterparty on these repos is Greenwich Capital Markets Inc.

(10) The counterparty on this repo is Bank of America Securities LLC.

(11) The counterparty on these repos is Deutsche Bank AG.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003 AND 2002
(dollars in tables in thousands, except per share data)

     Certain of the debt obligations included above are obligations of consolidated subsidiaries of Newcastle which own the related collateral. In some cases, such collateral is not available to other creditors of Newcastle.

     CBO Bonds Payable

     In connection with the sale of two classes of CBO bonds, Newcastle entered into two interest rate swaps and three interest rate cap agreements that do not qualify for hedge accounting. Changes in the values of these instruments have been recorded currently in income.

     In November 2001, Newcastle sold the retained subordinated $17.5 million Class E Note from its first CBO to a third party. The Class E Note bore interest at a fixed rate of 8.0% and had a stated maturity of June 2038. The sale of the Class E Note represented an issuance of debt and was recorded as additional CBO Bonds Payable. In April 2002, a wholly-owned subsidiary of Newcastle repurchased the Class E Note. The repurchase of the Class E Note represented a repayment of debt and was recorded as a reduction of CBO Bonds Payable. The Class E Note is included in the collateral for Newcastle's second CBO. The Class E Note is eliminated in consolidation.

     One class of the CBO bonds, with a $395.0 million face amount, was issued subject to remarketing procedures and related agreements whereby such bonds are remarketed and sold on a periodic basis. These bonds are fully insured by a third party with respect to the timely payment of interest and principal thereon.

     In July 2004, Newcastle refinanced $342.5 million of the AAA and AA bonds in its first CBO. $322.5 million of AAA bonds were refinanced at LIBOR +0.30% from LIBOR +0.65% and $20.0 million of AA bonds were refinanced at LIBOR +0.50% from LIBOR +0.80%. In connection with this transaction, Newcastle incurred approximately $1.5 million of costs, which are included in Gain on Settlement of Investments, Net.

     Other Bonds Payable

     In connection with the Bell Canada securitization, Newcastle guaranteed certain payments under an interest rate swap to be entered into in 2007, if the Bell Canada securitization is not fully repaid by such date. Newcastle believes the fair value of this guarantee is negligible at December 31, 2004. A portion of the Bell Canada securitization has been repaid with proceeds from the sale of properties in the Bell Canada portfolio.

     In October 2003, Newcastle consolidated an entity which holds a portfolio of commercial mortgage loans which has been securitized. The primary effect of the consolidation is the requirement that Newcastle reflect the gross loans assets (Note 5) and gross bonds payable of this entity in its financial statements.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003 AND 2002
(dollars in tables in thousands, except per share data)

     Notes Payable

     The LIV mortgage was repaid in full during 2004 with proceeds from the sale of properties in the LIV portfolio.

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

     Maturity Table

     Newcastle's debt obligations (gross of $25.3 million of discounts at December 31, 2004) have contractual maturities as follows (in millions):

  2005     $  535,870
  2006         62,273
  2007        544,477
  2008             --
  2009             --
Theafter    2,904,124
           ----------
           $4,046,744
           ==========

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003 AND 2002
(dollars in tables in thousands, except per share data)

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

     The non-employee directors have been, in accordance with the Newcastle Option Plan, automatically granted options to acquire an aggregate of 16,000 shares of common stock, which vest over three years. The fair value of such options was not material at the date of grant.

     Through December 31, 2004, for the purpose of compensating the Manager for its successful efforts in raising capital for Newcastle, the Manager has been granted options representing the right to acquire 2,325,727 shares of common stock, with strike prices subject to adjustment as necessary to preserve the value of such options in connection with the occurrence of certain events (including capital dividends and capital distributions made by Newcastle). The Manager options represented an amount equal to 10% of the shares of common stock of Newcastle sold in its public offerings and the value of such options was recorded as an increase in stockholders' equity with an offsetting reduction of capital proceeds received. The options granted to the Manager, which may be assigned by the Manager to its employees, were fully vested on the date of grant and one thirtieth of the options become exercisable on the first day of each of the following thirty calendar months, or earlier upon the occurrence of certain events, such as a change in control of Newcastle or the termination of the Management Agreement. The options expire ten years from the date of issuance.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003 AND 2002
(dollars in tables in thousands, except per share data)

     The following table summarizes our outstanding options at December 31, 2004:

                                                                         Fair Value
                Date of Grant/                       Weighted Average   At Grant Date
  Recipient        Exercise      Number of Options    Exercise Price      (millions)
-------------   --------------   -----------------   ----------------   -------------
 Directors          Various            16,000             $15.69         Not Material
Manager (B)      October 2002         700,000             $13.00           $0.4 (A)
Manager (B)        July 2003          460,000             $20.35           $0.8 (A)
Manager (B)      December 2003        328,227             $22.85           $0.4 (A)
Manager (B)      January 2004         330,000             $26.30           $0.6 (A)
Manager (B)        May 2004           345,000             $25.75           $0.5 (A)
Manager (B)      November 2004        162,500             $31.40           $0.5 (A)
Exercised (B)    Prior to 2004         (2,500)            $13.90
Exercised (B)        2004            (107,500)            $13.29
                                                          ------
Outstanding                         2,231,727             $21.25
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

                                              Expected Life
Date of Grant   Volatility   Dividend Yield      (Years)      Risk-Free Rate
-------------   ----------   --------------   -------------   --------------
 October 2002       15%          13.85%             10             4.05%
  July 2003         15%           9.83%             10             3.63%
December 2003       15%           8.75%             10             4.23%
January 2004        15%           7.60%             10             4.23%
  May 2004          15%           9.32%             10             4.77%
November 2004       18%           7.64%             10             4.21%

     (B) The Manager assigned certain of its options to its employees as follows:

                           Year Assigned
               -----------------------------------
                                      Total
Strike Price     2004     2003   Inception to Date
------------   -------   -----   -----------------
   $13.00      267,750   1,750        269,500
   $20.35      192,050   1,150        193,200
   $22.85      147,702      --        147,702
   $26.30      136,950      --        136,950
   $31.40       67,438      --         67,438
               -------   -----        -------
Total          811,890   2,900        814,790
               =======   =====        =======

     107,000 of the exercised options were exercised by employees of the Manager subsequent to their assignment. 3,000 of the exercised options were exercised by directors.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003 AND 2002
(dollars in tables in thousands, except per share data)

10.  MANAGEMENT AGREEMENT AND RELATED PARTY TRANSACTIONS

     MANAGER

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

                             AMOUNTS INCURRED (IN MILLIONS)
                             ------------------------------
                                    2004   2003   2002
                                   -----   ----   ----
Management Fee ...........         $10.1   $6.0   $4.3
Expense Reimbursement ....         $ 0.5   $0.5   $0.5
Incentive Compensation ...         $ 8.0   $6.2   $3.5

     At December 31, 2004, an affiliate of the Manager, and its principals, owned 2.3 million shares of Newcastle's common stock and had options to purchase an additional 1.5 million shares of Newcastle's common stock (Note
     9).

     At December 31, 2004, Due To Affiliates is comprised of $8.0 million of incentive compensation payable and $1.0 million of management fees and expense reimbursements payable to the Manager.

     OTHER AFFILIATES

     In November 2003, Newcastle and a private investment fund managed by an affiliate of our manager co-invested and each indirectly own an approximately 38% interest in a limited liability company (Note 3) that has acquired a pool of franchise loans from a third party financial institution. Newcastle's investment in this entity, reflected as an investment in an unconsolidated subsidiary on Newcastle's consolidated balance sheet, was approximately

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003 AND 2002
(dollars in tables in thousands, except per share data)

     $23.5 million at December 31, 2004. The remaining approximately 24% interest in the limited liability company is owned by the above-referenced third party financial institution.

     In January 2004, Newcastle purchased from an underwriter $31.5 million face amount of B and BB rated real estate securities (Note 4) of Global Signal Trust I, a special purpose vehicle established by Global Signal Inc. Two of Newcastle's directors are the CEO and President of Global Signal, Inc., respectively. A private equity fund managed by an affiliate of Newcastle's manager owns a significant portion of Global Signal Inc.'s common stock. Approximately $418.0 million of Global Signal Trust I securities were issued in 7 classes, rated AAA though B, of which the B and BB classes constituted $73.0 million. The balance of the B and BB securities was sold on identical terms to a private investment fund managed by an affiliate of our manager and to a large third party mutual fund complex. The proceeds of the offering were utilized by Global Signal Inc. to repay an existing credit facility, to pay an extraordinary dividend of approximately $140 million to its stockholders of which approximately $67 million was paid to the above-referenced private equity fund, and for general working capital purposes. In December 2004, through its warehouse, Newcastle placed a deposit of approximately $2.6 million on $17.0 million of BB rated securities of Global Signal Trust II, a special purpose vehicle established by Global Signal Inc. Pursuant to an underwritten 144A offering, approximately $293.8 million of Global Signal Trust II securities were issued in 7 classes, rated AAA through BB-, of which the BB class constituted approximately $35.4 million.

     In March 2004, Newcastle and a private investment fund managed by an affiliate of Newcastle's manager co-invested and each indirectly own an approximately 49% interest in a limited liability company (Note 3) that has acquired, in a sale-leaseback transaction, a portfolio of convenience and retail gas stores from a public company. The properties are subject to a number of master leases, the initial term of which in each case is a minimum of 15 years. This investment was financed with nonrecourse debt at the limited liability company level and Newcastle's investment in this entity, reflected as an investment in an unconsolidated subsidiary on Newcastle's consolidated balance sheet, was approximately $17.8 million at December 31, 2004.

     In December 2004, Newcastle and a private investment fund managed by an affiliate of Newcastle's manager each made an initial investment in a new real estate related loan (Note 5) with a maximum loan amount of $128 million, subject to being drawn down under certain conditions. The loan is secured by a first mortgage on a large development project and related assets. Newcastle owns a 27.3% interest in the loan and the private investment fund owns a 72.7% interest in the loan. Major decisions require the unanimous approval of holders of interests in the loan while for other decisions, holders of interests in the loan vote based on their percentage interest therein. Newcastle and our affiliated investment fund are each entitled to transfer all or any portion of their respective interests in the loan to third parties. Newcastle's investment in this loan was approximately $11.9 million at December 31, 2004.

     In January 2005, Newcastle entered into a servicing agreement with a portfolio company of a private equity fund advised by an affiliate of Newcastle's manager for them to service a portfolio of manufactured housing loans (Note 5). As compensation under the servicing agreement, the portfolio company will receive, on a monthly basis, a net servicing fee equal to 1.00% per annum on the unpaid principal balance of the loans being serviced. Newcastle acquired a portfolio of such loans in January 2005 at a cost of $308.2 million.

     In each instance described above, affiliates of Newcastle's manager have an investment in the applicable affiliated fund and receive from the fund, in addition to management fees, incentive compensation if the fund's aggregate investment returns exceed certain thresholds.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003 AND 2002
(dollars in tables in thousands, except per share data)

11.  COMMITMENTS AND CONTINGENCIES

     REMARKETING AGREEMENTS -- One tranche of Newcastle's CBO bonds (Note 8), with a $395.0 million face amount, was issued subject to remarketing procedures and related agreements whereby such bonds are remarketed and sold on a periodic basis. These bonds are fully insured by a third party with respect to the timely payment of interest and principal thereon, pursuant to a financial guaranty insurance policy ("wrap"). Newcastle pays annual fees of 0.12% of the outstanding face amount of such bonds under this agreement.

     In connection with the remarketing procedures described above, a backstop agreement has been created whereby a third party financial institution is required to purchase such bonds at the end of any remarketing period if such bonds could not be resold in the market by the remarketing agent. Newcastle pays an annual fee of 0.20% of the outstanding face amount of such bonds under this agreement.

     In addition, the remarketing agent is paid an annual fee of 0.05% of the outstanding face amount of such bonds under the remarketing agreement.

     REAL ESTATE SECURITIES PORTFOLIO DEPOSIT -- Newcastle has the option to purchase certain real estate securities from an investment bank. To the extent that such securities decline in value, Newcastle must either purchase such securities or lose an amount equal to the lesser of such decline or its deposit. See Note 4.

     GUARANTEE OF SWAP PAYMENTS -- In connection with the Bell Canada bonds (Note 8), Newcastle has guaranteed certain payments under an interest rate swap to be entered into in 2007, if the Bell Canada bonds are not fully repaid by such date. Newcastle believes the fair value of this guarantee is negligible at December 31, 2004.

     LOAN COMMITMENT-- With respect to one of its real estate related loans, Newcastle was committed to fund up to an additional $22.7 million at December 31, 2004, subject to certain conditions to be met by the borrower.

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

     LITIGATION -- Newcastle is, from time to time, a defendant in legal actions from transactions conducted in the ordinary course of business. Management, after consultation with legal counsel, believes the ultimate liability arising from such actions which existed at December 31, 2004, if any, will not materially affect Newcastle's consolidated results of operations or financial position.

     ENVIRONMENTAL COSTS -- As a commercial real estate owner, Newcastle is subject to potential environmental costs. At December 31, 2004, management of Newcastle is not aware of any environmental concerns that would have a material adverse effect on Newcastle's consolidated financial position or results of operations.

     DEBT COVENANTS -- Newcastle's debt obligations contain various customary loan covenants. Such covenants do not, in management's opinion, materially restrict Newcastle's investment strategy or ability to raise capital. Newcastle is in compliance with all of its loan covenants at December 31, 2004.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003 AND 2002
(dollars in tables in thousands, except per share data)

12.  INCOME TAXES

     Newcastle Investment Corp. is organized and conducts its operations to qualify as a REIT under the Code. A REIT will generally not be subject to federal income tax on that portion of its income that it distributes to its stockholders if it distributes at least 90% of its REIT taxable income to its stockholders by prescribed dates and complies with various other requirements. Newcastle has elected to treat NC Circle Holdings II LLC as a taxable REIT subsidiary ("TRS"), effective February 27, 2004. NC Circle Holdings II LLC owns a portion of Newcastle's investment in a portfolio of convenience and retail gas stores as described in Note 3. To the extent that NC Circle Holdings II LLC generates taxable income, Newcastle has provided for relevant income taxes based on a blended statutory rate of 40%. Newcastle accounts for income taxes in accordance with the provisions of SFAS No. 109 "Accounting for Income Taxes." Under SFAS No. 109, Newcastle accounts for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. No such material differences have been recognized through December 31, 2004.

13.  SUBSEQUENT EVENTS

     In January 2005, NCT sold 3.3 million shares of its common stock in a public offering at a price to the public of $29.60 per share, for net proceeds of approximately $96.6 million. For the purpose of compensating the Manager for its successful efforts in raising capital for Newcastle, in connection with this offering, Newcastle granted options to the Manager to purchase 330,000 shares of Newcastle's common stock at the public offering price, which were valued at approximately $1.1 million.

     In January 2005, Newcastle's Manager and certain of the Manager's employees exercised approximately 0.6 million options for shares of Newcastle's common stock. In connection with this exercise, Newcastle received proceeds of approximately $8.9 million.

     In January 2005, Newcastle agreed to the terms for a sale of the vacant property in the Bell Canada portfolio (Note 6). The terms include a sales price of $14.3 million CAD ($11.9 million USD at December 31, 2004) and Newcastle has received a nonrefundable deposit thereon. In March 2005, Newcastle agreed to the terms for a sale of the industrial/distribution property in the Bell Canada portfolio (Note 6). The terms include a gross sale price of $47.6 million CAD ($39.6 million USD at December 31, 2004) and Newcastle has received a nonrefundable deposit thereon.

     In January 2005, Newcastle, through a consolidated subsidiary, acquired a portfolio of approximately 8,100 manufactured housing loans for an aggregate purchase price of approximately $308.2 million. The loans, which were all current at the time of acquisition, are primarily fixed rate with a weighted average coupon of approximately 9.00% and a weighted average remaining term of approximately 5.00 years. Newcastle's acquisition was initially funded with approximately $246.5 million of one-year debt provided by two investment banks which is subject to adjustment based on the market value and performance of the related portfolio. The debt bears interest at LIBOR + 1.25%. Newcastle obtained an interest rate swap in order to hedge its exposure to the risk of changes in market interest rates with respect to this debt.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003 AND 2002
(dollars in tables in thousands, except per share data)

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

                                                                                             2004
                                                            ----------------------------------------------------------------------
                                                                                  QUARTER ENDED
                                                            --------------------------------------------------------    Year Ended
                                                            March 31(A)   June 30(A)   September 30(A)   December 31   December 31
                                                            -----------   ----------   ---------------   -----------   -----------
Gross Revenues                                               $ 58,857      $ 63,326       $ 64,886        $ 71,077      $ 258,146
Operating expenses                                             (8,860)       (7,417)        (8,952)         (8,326)       (33,555)
                                                             --------      --------       --------        --------      ---------
Operating income                                               49,997        55,909         55,934          62,751        224,591
Interest expense                                              (28,926)      (33,148)       (34,152)        (42,621)      (138,847)
Depreciation and amortization                                    (333)         (306)          (319)           (346)        (1,304)
Equity in earnings of unconsolidated subsidiaries (A)           1,223         2,218          3,179           3,337          9,957
                                                             --------      --------       --------        --------      ---------
Income from continuing operations                              21,961        24,673         24,642          23,121         94,397
Income (loss) from discontinued operations                       (110)       (1,498)           325           5,301          4,018
Preferred dividends                                            (1,523)       (1,524)        (1,523)         (1,524)        (6,094)
                                                             --------      --------       --------        --------      ---------
Income available for common stockholders                     $ 20,328      $ 21,651       $ 23,444        $ 26,898      $  92,321
                                                             ========      ========       ========        ========      =========
Net Income per share of common stock
   Basic                                                     $   0.59      $   0.60       $   0.61        $   0.70      $    2.50
                                                             ========      ========       ========        ========      =========
   Diluted                                                   $   0.58      $   0.59       $   0.60        $   0.69      $    2.46
                                                             ========      ========       ========        ========      =========
Income from continuing operations per share of common
   stock, after preferred dividends and related accretion
   Basic                                                     $   0.59      $   0.64       $   0.60        $   0.56      $    2.39
                                                             ========      ========       ========        ========      =========
   Diluted                                                   $   0.58      $   0.63       $   0.59        $   0.55      $    2.35
                                                             ========      ========       ========        ========      =========
Income (loss) from discontinued operations per share of
   common stock
   Basic                                                     $     --      $  (0.04)      $   0.01        $   0.14      $    0.11
                                                             ========      ========       ========        ========      =========
   Diluted                                                   $     --      $  (0.04)      $   0.01        $   0.14      $    0.11
                                                             ========      ========       ========        ========      =========
Weighted average number of shares of common stock
   outstanding
   Basic                                                       34,402        36,161         38,234          38,941         36,944
                                                             ========      ========       ========        ========      =========
   Diluted                                                     34,976        36,671         38,883          39,663         37,558
                                                             ========      ========       ========        ========      =========

(A)  Net of income taxes on related taxable subsidiaries.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003 AND 2002
(dollars in tables in thousands, except per share data)

                                                                                             2003
                                                            ----------------------------------------------------------------------
                                                                                  QUARTER ENDED
                                                            --------------------------------------------------------    Year Ended
                                                            March 31(A)   June 30(A)   September 30(A)   December 31   December 31
                                                            -----------   ----------   ---------------   -----------   -----------
Gross Revenues                                               $ 31,398      $ 38,678       $ 40,772        $ 53,206      $164,054
Operating expenses                                             (5,811)       (6,257)        (6,171)         (7,622)      (25,861)
                                                             --------      --------       --------        --------      --------
Operating income                                               25,587        32,421         34,601          45,584       138,193
Interest expense                                              (13,896)      (18,892)       (19,244)        (27,052)      (79,084)
Depreciation and amortization                                    (281)         (297)          (301)           (315)       (1,194)
Equity in earnings of unconsolidated subsidiaries                  --            --             --             862           862
                                                             --------      --------       --------        --------      --------
Income from continuing operations                              11,410        13,232         15,056          19,079        58,777
Income (loss) from discontinued operations                       (307)          185           (350)         (2,187)       (2,659)
Preferred dividends                                              (203)       (1,524)        (1,523)         (1,523)       (4,773)
                                                             --------      --------       --------        --------      --------
Income available for common stockholders                     $ 10,900      $ 11,893       $ 13,183        $ 15,369      $ 51,345
                                                             ========      ========       ========        ========      ========
Net Income per share of common stock
   Basic                                                     $   0.46      $   0.51       $   0.48        $   0.53      $   1.98
                                                             ========      ========       ========        ========      ========
   Diluted                                                   $   0.46      $   0.50       $   0.48        $   0.52      $   1.96
                                                             ========      ========       ========        ========      ========
Income from continuing operations per share of common
   stock, after preferred dividends and related accretion
   Basic                                                     $   0.48      $   0.50       $   0.49        $   0.61      $   2.08
                                                             ========      ========       ========        ========      ========
   Diluted                                                   $   0.48      $   0.49       $   0.49        $   0.60      $   2.06
                                                             ========      ========       ========        ========      ========
Income (loss) from discontinued operations per share of
   common stock
   Basic                                                     $  (0.02)     $   0.01       $  (0.01)       $  (0.08)     $  (0.10)
                                                             ========      ========       ========        ========      ========
   Diluted                                                   $  (0.02)     $   0.01       $  (0.01)       $  (0.08)     $  (0.10)
                                                             ========      ========       ========        ========      ========
Weighted average number of shares of common stock
   outstanding
   Basic                                                       23,489        23,489         27,340          29,197        25,898
                                                             ========      ========       ========        ========      ========
   Diluted                                                     23,620        23,679         27,620          29,563        26,141
                                                             ========      ========       ========        ========      ========

                                                                                             2002
                                                            ----------------------------------------------------------------------
                                                                                  QUARTER ENDED
                                                            --------------------------------------------------------    Year Ended
                                                            March 31(A)   June 30(A)   September 30(A)   December 31   December 31
                                                            -----------   ----------   ---------------   -----------   -----------
Gross Revenues                                                $ 8,817      $ 37,596       $ 26,286        $ 28,676      $101,375
Operating expenses                                               (366)      (12,338)        (3,982)         (5,359)      (22,045)
                                                              -------      --------       --------        --------      --------
Operating income                                                8,451        25,258         22,304          23,317        79,330
Interest expense                                               (7,747)      (12,469)       (12,835)        (13,324)      (46,375)
Depreciation and amortization                                    (477)         (544)          (273)           (266)       (1,560)
Equity in earnings of unconsolidated subsidiaries                (452)          814             --              --           362
                                                              -------      --------       --------        --------      --------
Income from continuing operations                                (225)       13,059          9,196           9,727        31,757
Income (loss) from discontinued operations                      1,096           329         (1,692)              5          (262)
Preferred dividends and related accretion                        (638)         (524)            --              --        (1,162)
Income available for common stockholders                      $   233      $ 12,864       $  7,504        $  9,732      $ 30,333
                                                              =======      ========       ========        ========      ========
Net Income per share of common stock, basic and diluted       $  0.01      $   0.78       $   0.46        $   0.43      $   1.68
                                                              =======      ========       ========        ========      ========
Income (loss) from continuing operations per share of
   common stock, after preferred dividends and related
   accretion, basic and diluted                               $ (0.06)     $   0.76       $   0.56        $   0.43      $   1.69
                                                              =======      ========       ========        ========      ========
Income (loss) from discontinued operations per share of
   common stock, basic and diluted                            $  0.07      $   0.02       $  (0.10)       $   0.00      $  (0.01)
                                                              =======      ========       ========        ========      ========
Weighted average number of shares of common stock
   outstanding
   Basic                                                       16,489        16,489         16,489          22,804        18,080
                                                              =======      ========       ========        ========      ========
   Diluted                                                     16,489        16,489         16,489          22,843        18,090
                                                              =======      ========       ========        ========      ========

(A) The Income Available for Common Stockholders shown agrees with Newcastle's quarterly report(s) on Form 10-Q as filed with the Securities and Exchange Commission. However, individual line items vary from such report(s) due to the operations of properties sold, or classified as held for sale, during subsequent periods being retroactively reclassified to Income for Discontinued Operations for all periods presented (Note 5).

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

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company's principal executive and principal financial officers and effected by the Company's board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States and includes those policies and procedures that:

          - pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

          - provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

          - provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management concluded that, as of December 31, 2004, the Company's internal control over financial reporting is designed and operating effectively.

The Company's independent auditors have issued an audit report on our assessment of the Company's internal control over financial reporting. This report appears at the beginning of "Financial Statements and Supplementary Data."


By: /s/ Wesley R. Edens
    ------------------------------------
Wesley R. Edens
Chairman of the Board


By: /s/ Debra A. Hess
    ------------------------------------
Debra A. Hess
Chief Financial Officer

CHANGES IN CONTROLS AND PROCEDURES

In 2005, the Company has begun implementation of new information technology systems. Such systems are designed to enhance the efficiency of our operations and will result in a change in our internal control procedures. The implementation is expected to be completed in the third quarter of 2005.

ITEM 9B. OTHER INFORMATION.

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Incorporated by reference to our definitive proxy statement for the 2005 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days after the fiscal year ended December 31, 2004.

ITEM 11. EXECUTIVE COMPENSATION.

Incorporated by reference to our definitive proxy statement for the 2005 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days after the fiscal year ended December 31, 2004.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Incorporated by reference to our definitive proxy statement for the 2005 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days after the fiscal year ended December 31, 2004.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Incorporated by reference to our definitive proxy statement for the 2005 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days after the fiscal year ended December 31, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Incorporated by reference to our definitive proxy statement for the 2005 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days after the fiscal year ended December 31, 2004.

                                     PART IV

ITEM 15. EXHIBITS; FINANCIAL STATEMENT SCHEDULES.

     (a)  and (c) Financial statements and schedules:
          See "Financial Statements and Supplementary Data."

     (b)  Exhibits filed with this Form 10-K:

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

          12.1 Statements re: Computation of Ratios

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

                                        NEWCASTLE INVESTMENT CORP.

                                        March 16, 2005


                                        By: /s/ Wesley R. Edens
                                            ------------------------------------
                                        Wesley R. Edens
                                        Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

March 16, 2005


By: /s/ Wesley R. Edens
    ---------------------------------
Wesley R. Edens
Chief Executive Officer

March 16, 2005


By: /s/ Debra A. Hess
    ---------------------------------
Debra A. Hess
Chief Financial Officer

March 16, 2005


By: /s/ David J. Grain
    ---------------------------------
David J. Grain
Director

March 16, 2005


By: /s/ Stuart A. McFarland
    ---------------------------------
Stuart A. McFarland
Director

March 16, 2005


By: /s/ David K. McKown
    ---------------------------------
David K. McKown
Director

March 16, 2005


By: /s/ Peter M. Miller
    ---------------------------------
Peter M. Miller
Director

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

12.1   Statements re: Computation of Ratios

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