Form 10-Q
period 2005-03-31
NEWCASTLE INVESTMENT CORP
filed 2005-05-10
CIK 1175483

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

                                       or

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

                                 (212) 798-6100
              (Registrant's telephone number, including area code)

________________________________________________________________________________
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

COMMON STOCK, $0.01 PAR VALUE PER SHARE: 43,765,311 SHARES OUTSTANDING AS OF MAY 6, 2005.

                           NEWCASTLE INVESTMENT CORP.
                                    FORM 10-Q

                                      INDEX

                                                                            PAGE
                                                                            ----
PART I. FINANCIAL INFORMATION
Item 1.   Financial Statements
          Consolidated Balance Sheets as of March 31, 2005 (unaudited)
             and December 31, 2004                                            1
          Consolidated Statements of Income (unaudited) for the three
             months ended March 31, 2005 and 2004                             2
          Consolidated Statements of Stockholders' Equity (unaudited) for
             the three months ended March 31, 2005 and 2004                   3
          Consolidated Statements of Cash Flows (unaudited) for the three
             months ended March 31, 2005 and 2004                             4
          Notes to Consolidated Financial Statements (unaudited)              6
Item 2.   Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                           13
Item 3.   Quantitative and Qualitative Disclosures About Market Risk         27
Item 4.   Controls and Procedures                                            32

PART II. OTHER INFORMATION
Item 1.   Legal Proceedings                                                  33
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds        33
Item 3.   Defaults upon Senior Securities                                    33
Item 4.   Submission of Matters to a Vote of Security Holders                33
Item 5.   Other Information                                                  33
Item 6.   Exhibits                                                           33

SIGNATURES                                                                   34

                              CAUTIONARY STATEMENTS

The information contained in this quarterly report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our company. We urge you to carefully review and consider the various disclosures made by us in this report and in our other filings with the Securities and Exchange Commission ("SEC"), including our annual report on Form 10-K for the year ended December 31, 2004, that discuss our business in greater detail.

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

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

                                                                                MARCH 31,
                                                                                   2005     DECEMBER 31,
                                                                               (UNAUDITED)      2004
                                                                               -----------  ------------
ASSETS
   Real estate securities, available for sale                                  $3,429,088    $3,369,496
   Real estate securities portfolio deposit                                        41,793        25,411
   Real estate related loans, net                                                 567,489       591,890
   Investments in unconsolidated subsidiaries                                      37,264        41,230
   Operating real estate, net                                                      16,533        57,193
   Real estate held for sale                                                       41,365        12,376
   Residential mortgage loans, net                                                888,979       654,784
   Cash and cash equivalents                                                       28,789        37,911
   Restricted cash                                                                128,763        77,974
   Derivative assets                                                               57,321        27,122
   Receivables and other assets                                                    36,951        37,333
                                                                               ----------    ----------
                                                                               $5,274,335    $4,932,720
                                                                               ==========    ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
   CBO bonds payable                                                           $2,656,427    $2,656,510
   Other bonds payable                                                            436,509       222,266
   Notes payable                                                                  586,680       652,000
   Repurchase agreements                                                          597,270       490,620
   Derivative liabilities                                                          23,718        39,661
   Dividends payable                                                               28,365        25,928
   Due to affiliates                                                                3,080         8,963
   Accrued expenses and other liabilities                                          40,805        40,057
                                                                               ----------    ----------
                                                                                4,372,854     4,136,005
                                                                               ----------    ----------
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, 100,000,000 shares authorized, 2,500,000 shares of Series B Cumulative Redeemable Preferred Stock, liquidation
   preference $25.00 per share, issued and outstanding                             62,500        62,500
Common stock, $0.01 par value, 500,000,000 shares authorized, 43,758,911 and
   39,859,481 shares issued and outstanding at March 31, 2005 and
   December 31, 2004, respectively                                                    438           399
Additional paid-in capital                                                        781,659       676,015
Dividends in excess of earnings                                                   (14,158)      (13,969)
Accumulated other comprehensive income                                             71,042        71,770
                                                                               ----------    ----------
                                                                                  901,481       796,715
                                                                               ----------    ----------
                                                                               $5,274,335    $4,932,720
                                                                               ==========    ==========

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(dollars in thousands, except share data)

                                                                     THREE MONTHS ENDED MARCH 31,
                                                                     ----------------------------
                                                                           2005          2004
                                                                       -----------   -----------
REVENUES
   Interest income                                                     $    79,711   $    49,026
   Rental and escalation income                                              1,264         1,147
   Gain on settlement of investments, net                                    2,688         5,136
                                                                       -----------   -----------
                                                                            83,663        55,309
                                                                       -----------   -----------
EXPENSES
   Interest expense                                                         48,766        28,091
   Property operating expense                                                  693           640
   Loan and security servicing expense                                       1,583           782
   Provision for credit losses                                                 712            --
   General and administrative expense                                          891         1,140
   Management fee to affiliate                                               3,263         2,397
   Incentive compensation to affiliate                                       1,972         2,374
   Depreciation and amortization                                               136           113
                                                                       -----------   -----------
                                                                            58,016        35,537
                                                                       -----------   -----------
Income before equity in earnings of unconsolidated subsidiaries             25,647        19,772
Equity in earnings of unconsolidated subsidiaries                            2,086         1,223
Income taxes on related taxable subsidiaries                                  (233)           --
                                                                       -----------   -----------
Income from continuing operations                                           27,500        20,995
Income from discontinued operations                                          1,184           856
                                                                       -----------   -----------
NET INCOME                                                                  28,684        21,851
Preferred dividends                                                         (1,523)       (1,523)
                                                                       -----------   -----------
INCOME AVAILABLE FOR COMMON STOCKHOLDERS                               $    27,161   $    20,328
                                                                       ===========   ===========
NET INCOME PER SHARE OF COMMON STOCK
   BASIC                                                               $      0.63   $      0.59
                                                                       ===========   ===========
   DILUTED                                                             $      0.62   $      0.58
                                                                       ===========   ===========
Income from continuing operations per share of common stock, after preferred dividends
   Basic                                                               $      0.60   $      0.57
                                                                       ===========   ===========
   Diluted                                                             $      0.59   $      0.56
                                                                       ===========   ===========
Income from discontinued operations per share of common stock
   Basic                                                               $      0.03   $      0.02
                                                                       ===========   ===========
   Diluted                                                             $      0.03   $      0.02
                                                                       ===========   ===========
WEIGHTED AVERAGE NUMBER OF SHARES OF
   COMMON STOCK OUTSTANDING
   BASIC                                                                43,221,792    34,401,800
                                                                       ===========   ===========
   DILUTED                                                              43,629,078    34,976,378
                                                                       ===========   ===========
DIVIDENDS DECLARED PER SHARE OF COMMON STOCK                           $     0.625   $     0.600
                                                                       ===========   ===========

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(dollars in thousands)

                                                                                               DIVIDENDS   ACCUM.     TOTAL
                                             PREFERRED STOCK      COMMON STOCK     ADDITIONAL  IN EXCESS    OTHER     STOCK-
                                           ------------------  ------------------    PAID-IN       OF       COMP.    HOLDERS'
                                             SHARES    AMOUNT    SHARES    AMOUNT    CAPITAL    EARNINGS   INCOME     EQUITY
                                           ---------  -------  ----------  ------  ----------  ---------  --------  ---------
STOCKHOLDERS' EQUITY - DECEMBER 31, 2004   2,500,000  $62,500  39,859,481   $399    $676,015    $(13,969) $ 71,770  $796,715
Dividends declared                                --       --          --     --          --     (28,873)       --   (28,873)
Issuance of common stock                          --       --   3,300,000     33      96,567          --        --    96,600
Exercise of common stock options                  --       --     599,430      6       9,077          --        --     9,083
Comprehensive income:
   Net income                                     --       --          --     --          --      28,684              28,684
   Unrealized (loss) on securities                --       --          --     --          --          --   (42,353)  (42,353)
   Reclassification of realized (gain)
      on securities into earnings                 --       --          --     --          --          --    (1,409)   (1,409)
   Foreign currency translation                   --       --          --     --          --          --      (719)     (719)
   Reclassification of realized foreign
      currency translation into earnings          --       --          --     --          --          --      (542)     (542)
   Unrealized gain on derivatives
      designated as cash flow hedges              --       --          --     --          --          --    44,637    44,637
   Reclassification of realized (gain) on
      derivatives designated as cash flow
      hedges into earnings                        --       --          --     --          --          --      (342)     (342)
                                                                                                                    --------
   Total comprehensive income                                                                                         27,956
                                           ---------  -------  ----------   ----    --------    --------  --------  --------
STOCKHOLDERS' EQUITY - MARCH 31, 2005      2,500,000  $62,500  43,758,911   $438    $781,659    $(14,158) $ 71,042  $901,481
                                           =========  =======  ==========   ====    ========    ========  ========  ========
STOCKHOLDERS' EQUITY - DECEMBER 31, 2003   2,500,000  $62,500  31,374,833   $314    $451,806    $(14,670) $ 39,413  $539,363
Dividends declared                                --       --          --     --          --     (22,350)       --   (22,350)
Issuance of common stock                          --       --   3,300,000     33      85,770          --        --    85,803
Exercise of common stock options                  --       --      37,000     --         481          --        --       481
Comprehensive income:
   Net income                                     --       --          --     --          --      21,851        --    21,851
   Unrealized gain on securities                  --       --          --     --          --          --    56,386    56,386
   Reclassification of realized (gain) on
      securities into earnings                    --       --          --     --          --          --    (4,151)   (4,151)
   Foreign currency translation                   --       --          --     --          --          --      (305)     (305)
   Unrealized (loss) on derivatives
      designated as cash flow hedges              --       --          --     --          --          --   (33,577)  (33,577)
                                                                                                                    --------
   Total comprehensive income                                                                                         40,204
                                           ---------  -------  ----------   ----    --------    --------  --------  --------
STOCKHOLDERS' EQUITY - MARCH 31, 2004      2,500,000  $62,500  34,711,833   $347    $538,057    $(15,169) $ 57,766  $643,501
                                           =========  =======  ==========   ====    ========    ========  ========  ========

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
(dollars in thousands)

                                                                                      THREE MONTHS ENDED MARCH 31,
                                                                                      ----------------------------
                                                                                            2005        2004
                                                                                         ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                            $  28,684   $  21,851
   Adjustments to reconcile net income to net cash provided by operating activities
   (inclusive of amounts related to discontinued operations):
      Depreciation and amortization                                                            312         606
      Accretion of discount and other amortization                                             386        (564)
      Equity in earnings of unconsolidated subsidiaries                                     (2,086)     (1,223)
      Deferred rent                                                                           (258)       (706)
      Gain on settlement of investments                                                     (2,456)     (5,052)
      Unrealized gain on non-hedge derivatives                                              (2,687)       (583)

   Change in:
      Restricted cash                                                                         (696)     (6,703)
      Receivables and other assets                                                          (1,539)        376
      Due to affiliates                                                                     (5,883)        797
      Accrued expenses and other liabilities                                                   327      (6,405)
                                                                                         ---------   ---------
         Net cash provided by operating activities                                          14,104       2,394
                                                                                         ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of real estate securities                                                     (122,254)   (541,897)
   Proceeds from sale of real estate securities                                              6,574      44,445
   Deposit on real estate securities (treated as a derivative)                             (15,539)    (15,042)
   Purchase of loans                                                                      (342,878)    (50,000)
   Repayments of loan and security principal                                               120,136      75,567
   Margin deposit on credit derivative instruments                                         (20,000)         --
   Proceeds from sale of derivative instruments                                                342          --
   Purchase and improvement of operating real estate                                          (199)       (161)
   Proceeds from sale of operating real estate                                              10,693          --
   Contributions to unconsolidated subsidiaries                                                 --     (26,788)
   Distributions from unconsolidated subsidiaries                                            6,052       5,908
   Payment of deferred transaction costs                                                       (24)        (80)
                                                                                         ---------   ---------
         Net cash used in investing activities                                            (357,097)   (508,048)
                                                                                         ---------   ---------

Continued on Page 5

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
(dollars in thousands)

                                                                                        THREE MONTHS ENDED MARCH 31,
                                                                                        ----------------------------
                                                                                              2005       2004
                                                                                            --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of CBO bonds payable                                                                  --    409,588
   Repayments of CBO bonds payable                                                              (891)        --
   Issuance of other bonds payable                                                           246,547
   Repayments of other bonds payable                                                         (31,473)    (6,920)
   Borrowings under notes payable                                                                 --     40,000
   Repayments of notes payable                                                               (65,320)    (2,945)
   Borrowings under repurchase agreements                                                    129,430     29,511
   Repayments of repurchase agreements                                                       (22,780)   (36,659)
   Issuance of common stock                                                                   97,680     86,790
   Costs related to issuance of common stock                                                  (1,036)      (987)
   Exercise of common stock options                                                            9,083        481
   Dividends paid                                                                            (26,436)   (17,210)
   Payment of deferred financing costs                                                          (933)      (147)
                                                                                            --------   --------
         Net cash provided by financing activities                                           333,871    501,502
                                                                                            --------   --------

   NET DECREASE IN CASH AND CASH EQUIVALENTS                                                  (9,122)    (4,152)

   CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                             37,911     60,403
                                                                                            --------   --------
   CASH AND CASH EQUIVALENTS, END OF PERIOD                                                 $ 28,789   $ 56,251
                                                                                            ========   ========

   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

      Cash paid during the period for interest expense                                      $ 46,232   $ 28,978

      Cash paid during the period for income taxes                                          $    355   $    386

   SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

      Common stock dividends declared but not paid                                          $ 27,349   $ 20,827
      Preferred stock dividends declared but not paid                                       $  1,016   $  1,016
      Deposits used in acquisition of real estate securities (treated as derivatives)       $     --   $ 35,457

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2005
(dollars in tables in thousands, except per share data)

1. GENERAL

Newcastle Investment Corp. (and its subsidiaries, "Newcastle") is a Maryland corporation that was formed in 2002. Newcastle conducts its business through three primary segments: (i) real estate securities and real estate related loans, (ii) operating real estate, and (iii) residential mortgage loans.

The following table presents information on shares of Newcastle's common stock issued subsequent to its formation:

                                                               Net Proceeds
      Year         Shares Issued   Range of Issue Prices (1)    (millions)
      ----         -------------   -------------------------   ------------
Formation            16,488,517               N/A                   N/A
2002                  7,000,000          $       13.00            $ 80.0
2003                  7,886,316          $20.35-$22.85            $163.4
2004                  8,484,648          $26.30-$31.40            $224.3
1st Quarter 2005      3,899,430          $       29.60            $105.7
                     ----------
March 31, 2005       43,758,911
                     ==========

(1) Excludes shares issued pursuant to the exercise of options and shares issued to Newcastle's independent directors.

Approximately 2.8 million shares of Newcastle's common stock were held by an affiliate of the Manager (and its principals, as defined below) at March 31, 2005. In addition, an affiliate of the Manager held options to purchase approximately 1.3 million shares of Newcastle's common stock at March 31, 2005.

Newcastle is organized and conducts its operations to qualify as a real estate investment trust ("REIT") for U.S. federal income tax purposes. As such, Newcastle will generally not be subject to U.S. federal income tax on that portion of its income that is distributed to stockholders if it distributes at least 90% of its REIT taxable income to its stockholders by prescribed dates and complies with various other requirements.

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

The accompanying consolidated financial statements and related notes of Newcastle have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of Newcastle's financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These financial statements should be read in conjunction with Newcastle's December 31, 2004 consolidated financial statements and notes thereto included in Newcastle's annual report on Form 10-K filed with the Securities and Exchange Commission. Capitalized terms used herein, and not otherwise defined, are defined in Newcastle's December 31, 2004 consolidated financial statements.

2. INFORMATION REGARDING BUSINESS SEGMENTS

Newcastle conducts its business through three primary segments: real estate securities and real estate related loans, operating real estate and residential mortgage loans.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2005
(dollars in tables in thousands, except per share data)

Summary financial data on Newcastle's segments is given below, together with a reconciliation to the same data for Newcastle as a whole:

                                                          Real Estate
                                                           Securities                   Residential
                                                        and Real Estate    Operating      Mortgage
                                                         Related Loans    Real Estate      Loans      Unallocated      Total
                                                        ---------------   -----------   -----------   -----------   ----------
March 31, 2005 and the Three Months then Ended
Gross revenues                                            $   69,546       $  1,276      $ 11,982       $   147     $   82,951
Operating expenses                                              (323)          (701)       (1,291)       (6,087)        (8,402)
                                                          ----------       --------      --------       -------     ----------
Operating income (loss)                                       69,223            575        10,691        (5,940)        74,549
Interest expense                                             (41,330)          (158)       (7,278)           --        (48,766)
Depreciation and amortization                                     --           (116)           --           (20)          (136)
Equity in earnings of unconsolidated subsidiaries (A)            846          1,007            --            --          1,853
                                                          ----------       --------      --------       -------     ----------
Income (loss) from continuing operations                      28,739          1,308         3,413        (5,960)        27,500
Income (loss) from discontinued operations                        --          1,184            --            --          1,184
                                                          ----------       --------      --------       -------     ----------
Net Income (Loss)                                         $   28,739       $  2,492      $  3,413       $(5,960)    $   28,684
                                                          ==========       ========      ========       =======     ==========
Revenue derived from non-U.S. sources:
   Canada                                                 $       --       $  4,071      $     --       $    --     $    4,071
                                                          ==========       ========      ========       =======     ==========
   Belgium                                                $       --       $    532      $     --       $    --     $      532
                                                          ==========       ========      ========       =======     ==========
Total assets                                              $4,266,025       $ 85,112      $896,204       $26,994     $5,274,335
                                                          ==========       ========      ========       =======     ==========
Long-lived assets outside the U.S.:
   Canada                                                 $       --       $ 45,871      $     --       $    --     $   45,871
                                                          ==========       ========      ========       =======     ==========
   Belgium                                                $       --       $ 12,027      $     --       $    --     $   12,027
                                                          ==========       ========      ========       =======     ==========
December 31, 2004
Total assets                                              $4,136,203       $108,322      $658,643       $29,552     $4,932,720
                                                          ==========       ========      ========       =======     ==========
Long-lived assets outside the U.S.:
   Canada                                                 $       --       $ 57,193      $     --       $    --     $   57,193
                                                          ==========       ========      ========       =======     ==========
   Belgium                                                $       --       $ 12,376      $     --       $    --     $   12,376
                                                          ==========       ========      ========       =======     ==========
Three Months Ended March 31, 2004

Gross revenues                                            $   49,841       $  1,156      $  4,202       $   110     $   55,309
Operating expenses                                              (262)          (678)         (536)       (5,857)        (7,333)
                                                          ----------       --------      --------       -------     ----------
Operating income (loss)                                       49,579            478         3,666        (5,747)        47,976
Interest expense                                             (25,819)          (139)       (2,133)           --        (28,091)
Depreciation and amortization                                     --           (113)           --            --           (113)
Equity in earnings of unconsolidated subsidiaries (A)          1,069            154            --            --          1,223
                                                          ----------       --------      --------       -------     ----------
Income (loss) from continuing operations                      24,829            380         1,533        (5,747)        20,995
Income (loss) from discontinued operations                        --            856            --            --            856
                                                          ----------       --------      --------       -------     ----------
Net Income (Loss)                                         $   24,829       $  1,236      $  1,533       $(5,747)    $   21,851
                                                          ==========       ========      ========       =======     ==========
Revenue derived from non-U.S. sources:
   Canada                                                 $       --       $  4,704      $     --       $    --     $    4,704
                                                          ==========       ========      ========       =======     ==========
   Belgium                                                $       --       $  1,974      $     --       $    --     $    1,974
                                                          ==========       ========      ========       =======     ==========

(A)  Net of income taxes on related taxable subsidiaries.

Continued on Page 8

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2005
(dollars in tables in thousands, except per share data)

The following table summarizes the activity affecting the equity held by Newcastle in unconsolidated subsidiaries:

                                                       Operating Real Estate   Real Estate Loan
                                                             Subsidiary           Subsidiary
                                                       ---------------------   ----------------
BALANCE AT DECEMBER 31, 2004                                  $17,778              $23,452
   Contributions to unconsolidated subsidiaries                    --                   --
   Distributions from unconsolidated subsidiaries              (4,956)              (1,096)
   Equity in earnings of unconsolidated subsidiaries            1,240                  846
                                                              -------              -------
BALANCE AT MARCH 31, 2005                                     $14,062              $23,202
                                                              =======              =======

Summarized financial information related to Newcastle's unconsolidated subsidiaries was as follows (in thousands):

                                   Operating
                                  Real Estate             Real Estate Loan
                              Subsidiary (A) (B)         Subsidiary (A) (C)
                           ------------------------   ------------------------
                           March 31,   December 31,   March 31,   December 31,
                              2005         2004          2005         2004
                           ---------   ------------   ---------   ------------
Assets                     $ 81,652      $ 89,222      $46,667      $47,170
Liabilities                 (53,000)      (53,000)          --           --
Minority interest              (528)         (666)        (263)        (266)
                           --------      --------      -------      -------
Equity                     $ 28,124      $ 35,556      $46,404      $46,904
                           ========      ========      =======      =======

Equity held by Newcastle   $ 14,062      $ 17,778      $23,202      $23,452
                           ========      ========      =======      =======

                             Three Months Ended        Three Months Ended
                                  March 31,                 March 31,
                           ----------------------     ---------------------
                              2005         2004          2005        2004
                           ---------  -----------     ---------   ---------
Revenues                   $  4,347      $    314      $ 1,713      $ 2,216
Expenses                     (1,822)           --          (12)         (66)
Minority interest               (47)           (6)          (9)         (12)
                           --------      --------      -------      -------
Net income (loss)          $  2,478          $308      $ 1,692      $ 2,138
                           ========      ========      =======      =======

Newcastle's equity in
net income (loss)          $  1,240          $154      $   846      $ 1,069
                           ========      ========      =======      =======

(A) The unconsolidated subsidiaries' summary financial information is presented on a fair value basis, consistent with their internal basis of accounting.

(B)  Included in the operating real estate segment.

(C) Included in the real estate securities and real estate related loans segment.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2005
(dollars in tables in thousands, except per share data)

3. REAL ESTATE SECURITIES

The following is a summary of Newcastle's real estate securities at March 31, 2005, all of which are classified as available for sale and are therefore marked to market through other comprehensive income.

                                                                                                         Weighted Average
                                                                                               -----------------------------------
                                                     Gross Unrealized                              S&P
                          Current Face   Amortized  -----------------   Carrying    Number of  Equivalent                 Maturity
Asset Type                   Amount     Cost Basis   Gains    Losses      Value    Securities    Rating    Coupon  Yield   (Years)
----------                ------------  ----------  -------  --------  ----------  ----------  ----------  ------  -----  --------
CMBS-Conduit               $1,018,290   $  990,663  $41,037  $(15,280) $1,016,420      161        BBB-      6.17%  6.81%    7.26
CMBS-Large Loan               578,517      575,402    8,994      (471)    583,925       68        BBB       5.48%  5.76%    2.10
CMBS- B-Note                  166,283      163,812    2,442    (2,332)    163,922       28        BB+       6.51%  6.79%    6.21
Unsecured REIT Debt           715,070      729,943   26,595    (8,837)    747,701       86        BBB       6.47%  6.09%    7.23
ABS-Manufactured Housing      235,257      211,367    3,288    (5,939)    208,716       12         B        7.19%  8.84%    6.36
ABS-Home Equity               320,503      318,735    6,255        --     324,990       46         A-       4.67%  4.79%    3.73
ABS-Franchise                  74,607       72,627    1,703      (887)     73,443       17        BBB+      7.19%  8.44%    5.39
Agency RMBS                   310,454      312,444      339    (2,812)    309,971        7        AAA       4.68%  4.48%    3.32
                           ----------   ----------  -------  --------  ----------      ---        ---       ----   ----     ----
Total/Average (A)          $3,418,981   $3,374,993  $90,653  $(36,558) $3,429,088      425        BBB       5.95%  6.23%    5.54
                           ==========   ==========  =======  ========  ==========      ===        ===       ====   ====     ====

(A) The total current face amount of fixed rate securities was $2,570.4 million, and of floating rate securities was $848.6 million.

Unrealized losses that are considered other than temporary are recognized currently in income. There were no such losses incurred during the three months ended March 31, 2005. The unrealized losses on Newcastle's securities are primarily the result of market factors, rather than credit impairment, and Newcastle believes their carrying values are fully recoverable over their expected holding period. None of the securities were delinquent as of March 31, 2005.

Securities in an
   Unrealized Loss
   Position
   Less Than Twelve
      Month                $1,206,519   $1,213,721      $--  $(23,196) $1,190,525      134        BBB       5.82%  5.83%    6.52
   Twelve or More Months      174,123      175,482       --   (13,362)    162,120       24        BBB-      5.62%  5.62%    7.39
                           ----------   ----------      ---  --------  ----------      ---        ---       ----   ----     ----
Total                      $1,380,642   $1,389,203      $--  $(36,558) $1,352,645      158        BBB       5.79%  5.80%    6.63
                           ==========   ==========      ===  ========  ==========      ===        ===       ====   ====     ====

The unrealized losses on most of the securities in the "Twelve or More Months" category were mostly caused by changes in market interest rates as well as some change in market credit spreads. With respect to two of such securities, the unrealized losses were primarily caused by market perceptions of the credit quality of such securities. None of the securities in this category are in default or delinquent and Newcastle has performed credit analyses in relation to such securities which support its belief that the carrying values of such securities are fully recoverable over their expected holding period. Although management expects to hold these securities until their recovery, there is no assurance that such securities will not be sold or at what price they may be sold.

4. REAL ESTATE RELATED LOANS AND RESIDENTIAL MORTGAGE LOANS

The following is a summary of real estate related loans and residential mortgage loans at March 31, 2005. The loans contain various terms, including fixed and floating rates, self-amortizing and interest only. They are generally subject to prepayment.

                                                                    Weighted
                        Current                                     Average     Delinquent
                         Face     Carrying    Loan    Wtd. Avg.     Maturity     Carrying
Loan Type               Amount      Value     Count     Yield     (Years) (C)     Amount
---------              --------   --------   ------   ---------   -----------   ----------
B-Notes                $117,159   $117,598       22      6.85%        2.52        $    --
Mezzanine Loans (A)     103,558    103,538        5      7.27%        2.27             --
Bank Loans              146,299    146,299        3      7.14%        1.89             --
Real Estate Loans        12,609     12,182        1     19.73%        2.75             --
ICH CMO Loans (B)       190,345    187,872      115      8.17%        2.51         22,527
Total Real Estate
                       --------   --------   ------     -----         ----        -------
   Related Loans       $569,970   $567,489      146      7.71%        2.31        $22,527
                       ========   ========   ======     =====         ====        =======
Residential Loans      $572,842   $581,528    1,502      3.73%        3.74        $ 9,155
Manufactured Housing
   Loans                323,656    307,451    8,021      7.85%        4.92          2,492
                       --------   --------   ------     -----         ----        -------
Total Residential
   Mortgage Loans      $896,498   $888,979   $9,523      5.15%        4.16        $11,647
                       ========   ========   ======     =====         ====        =======

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2005
(dollars in tables in thousands, except per share data)

(A) One of these loans has a contractual exit fee which Newcastle will begin to accrue if and when management believes it is probable that such exit fee will be received.

(B) In October 2003, pursuant to FIN No.46, Newcastle consolidated an entity which holds a portfolio of commercial mortgage loans which has been securitized. This investment, which is referred to as the ICH CMO, was previously treated as a non-consolidated residual interest in such securitization. Newcastle exercises no control over the management or resolution of these assets. The primary effect of the consolidation is the requirement that Newcastle reflect the gross loan assets and gross bonds payable of this entity in its financial statements.

(C) The weighted average maturity for the residential mortgage loan portfolio was calculated based on a constant prepayment rate (CPR) of 20%.

Newcastle has entered into credit derivative instruments with a major investment bank, whereby Newcastle receives the sum of all interest, fees and any positive change in value amounts (the total return cash flows) from a reference asset with a specified notional amount, and pays interest on such notional plus any negative change in value amounts from such asset. These agreements are recorded in Derivative Assets and treated as non-hedge derivatives for accounting purposes and are therefore marked to market through income. Under the agreements, Newcastle is required to post an initial margin deposit to an interest bearing account and additional margin may be payable in the event of a decline in value of the reference asset. Any margin on deposit, less any negative change in value amounts, will be returned to Newcastle upon termination of the contract. The following table presents information on these instruments as of March 31, 2005.

                            Reference              Notional    Margin      Receive           Pay         Fair
Month Executed                Asset                 Amount     Amount   Interest Rate   Interest Rate    Value
--------------   -------------------------------   --------   -------   -------------   -------------   ------
November 2004    Term loan to a retail mall REIT   $106,760   $18,190   LIBOR + 2.25%   LIBOR + 0.500%  $1,855
February 2005    Term loan to a diversified real   $100,000   $20,000   LIBOR + 3.00%   LIBOR + 0.625%  $  192
                 estate and finance company

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2005
(dollars in tables in thousands, except per share data)

5.   RECENT ACTIVITIES

     In April 2005, Newcastle completed its seventh CBO financing, whereby a portfolio of real estate securities and loans was purchased by a consolidated subsidiary which issued $447.0 million face amount of investment grade senior bonds and $53.0 million face amount of non-investment grade subordinated bonds in a private placement. The non-investment grade bonds were retained by Newcastle and the $442.0 million carrying amount of the investment grade bonds, which bore interest at a weighted average effective rate, including discount and issue cost amortization and the effect of hedges, of 4.48%, had an expected weighted average life of approximately 8.9 years. The largest tranche, the $323.0 million face amount of Class I-MM notes, was issued subject to remarketing procedures and related agreements whereby the securities are remarketed and sold on a periodic basis. Five classes of the senior bonds bear floating interest rates. Newcastle obtained an interest rate swap in order to hedge its exposure to the risk of changes in market interest rates with respect to these bonds.

     Newcastle enters into short-term warehouse agreements with major investment banks for the right to purchase commercial mortgage backed securities, unsecured REIT debt, real estate related loans and asset backed securities for its real estate securities portfolios, prior to their being financed with CBOs. These agreements are treated as non-hedge derivatives for accounting purposes and are therefore marked to market through current income. If the related CBO is not consummated, except as a result of Newcastle's gross negligence, willful misconduct or breach of contract, Newcastle will be required to pay the Net Loss, if any, as defined, up to the related deposit, less any Excess Carry Amount, as defined, earned on such deposit. The following table summarizes the agreements (in thousands):

                         March 31, 2005                     Income Recorded
         ----------------------------------------------   ------------------
          Deal       Collateral     Aggregate     Fair    Three Months Ended
         Status   Accumulated (1)    Deposit     Value      March 31, 2005
         ------   ---------------   ---------   -------   ------------------
         Open         $370,768       $40,440    $41,793          $844

(1) Excludes $32.5 million of collateral accumulated on balance sheet and recorded in real estate securities.

     In March 2005, Newcastle closed on the sale of the vacant property in the Bell Canada portfolio for CAD $14.3 million (USD $11.8 million) and recorded a gain of approximately $0.5 million. In March 2005, Newcastle agreed to the terms for a sale of the industrial/distribution property in the Bell Canada portfolio. The terms include a gross sale price of CAD $47.6 million (USD $39.3 million at March 31, 2005) and Newcastle has received a nonrefundable deposit thereon. This property is classified as Real Estate Held for Sale.

     An unconsolidated subsidiary of Newcastle's that owns a portfolio of convenience and retail gas stores had entered into a property management agreement with a third party servicer which, in March 2005, was transferred to an affiliate of our Manager; the related fees, approximately $20,000 per year for three years, were not changed.

     In January 2005, Newcastle sold 3.3 million shares of its common stock in a public offering at a price to the public of $29.60 per share, for net proceeds of approximately $96.6 million. For the purpose of compensating the Manager for its successful efforts in raising capital for Newcastle, in connection with this offering, Newcastle granted options to the Manager to purchase 330,000 shares of Newcastle's common stock at the public offering price, which were valued at approximately $1.1 million.

     During the first quarter of 2005, Newcastle's Manager and certain of the Manager's employees exercised options to purchase approximately 0.6 million shares of Newcastle's common stock. In connection with this exercise, Newcastle received proceeds of approximately $9.1 million.

     In January 2005, Newcastle, through a consolidated subsidiary, acquired a portfolio of approximately 8,100 manufactured housing loans for an aggregate purchase price of approximately $308.2 million. The loans, which were all current at the time of acquisition, are primarily fixed rate with a weighted average coupon of approximately 9.00% and a weighted average remaining term of approximately 5.00 years. Newcastle's acquisition was initially funded with approximately $246.5 million of one-year debt provided by two investment banks which is subject to adjustment based on the market value and performance of the related portfolio. The debt bears interest at LIBOR + 1.25%. Newcastle obtained an interest rate swap in order to hedge its exposure to the risk of changes in market interest rates with respect to this financing and the anticipated permanent financing of this portfolio.

     In January 2005, Newcastle entered into a servicing agreement with a portfolio company of a private equity fund advised by an affiliate of Newcastle's manager for them to service the above described portfolio of manufactured housing loans. As compensation under the servicing agreement, the portfolio company will receive, on a monthly basis, a net servicing fee equal to 1.00% per annum on the unpaid principal balance of the loans being serviced.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2005
(dollars in tables in thousands, except per share data)

6. DERIVATIVE INSTRUMENTS

The following table summarizes the notional amounts and fair (carrying) values of Newcastle's derivative financial instruments as of March 31, 2005.

                                             Notional Amount   Fair Value   Longest Maturity
                                             ---------------   ----------   ----------------
Interest rate caps treated as hedges (A)       $  381,909       $ 2,591        October 2015
Interest rate swaps, treated as hedges (A)     $2,119,950       $31,696       November 2018
Non-hedge derivative obligations (A) (B)               (B)      $  (527)          July 2038

(A) Included in Derivative Assets or Derivative Liabilities, as applicable. Derivative Liabilities also includes accrued interest.

(B) Represents two essentially offsetting interest rate caps and two essentially offsetting interest rate swaps, each with notional amounts of $32.5 million, an interest rate cap with a notional amount of $17.5 million, and one interest rate swap with a notional amount of $2.0 million

7. EARNINGS PER SHARE

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

The following is a reconciliation of the weighted average number of shares of common stock outstanding on a diluted basis.

                                              THREE MONTHS ENDED MARCH 31,
                                              ----------------------------
                                                    2005         2004
                                                 ----------   ----------
Weighted average number of shares of common
   stock outstanding, basic                      43,221,792   34,401,800
Dilutive effect of stock options, based
   on the treasury stock method                     407,286      574,578
                                                 ----------   ----------
Weighted average number of shares of common
   stock outstanding, diluted                    43,629,078   34,976,378
                                                 ==========   ==========

As of March 31, 2005, Newcastle's outstanding options were summarized as follows:

Held by the Manager                                     1,293,407
Issued to the Manager and subsequently transferred to
   certain of the Manager's employees                     655,890
Held by directors                                          13,000
                                                        ---------
Total                                                   1,962,297
                                                        =========

8. INCOME TAXES

Newcastle Investment Corp. is organized and conducts its operations to qualify as a REIT under the Internal Revenue Code. A REIT will generally not be subject to U.S. federal income tax on that portion of its income that it distributes to its stockholders if it distributes at least 90% of its REIT taxable income to its stockholders by prescribed dates and complies with various other requirements. Newcastle has elected to treat NC Circle Holdings II LLC as a taxable REIT subsidiary ("TRS"), effective February 27, 2004. NC Circle Holdings II LLC owns a portion of Newcastle's investment in one of its unconsolidated subsidiaries. To the extent that NC Circle Holdings II LLC generates taxable income, Newcastle has provided for relevant income taxes based on a blended statutory rate of 40%. Newcastle accounts for income taxes in accordance with the provisions of SFAS No. 109 "Accounting for Income Taxes." Under SFAS No. 109, Newcastle accounts for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. No such material differences have been recognized through March 31, 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following should be read in conjunction with the unaudited consolidated financial statements and notes included herein.

GENERAL

Newcastle Investment Corp. is a real estate investment and finance company. We invest in real estate securities, loans and other real estate related assets. We seek to deliver stable dividends and attractive risk-adjusted returns to our stockholders through prudent asset selection, active management and the use of match-funded financing structures, which reduce our interest rate and financing risks. Our objective is to maximize the difference between the yield on our investments and the cost of financing these investments while hedging our interest rate risk. We emphasize asset quality, diversification, match-funded financing and credit risk management.

We own a diversified portfolio of moderately credit sensitive real estate debt investments including securities and loans.

Our portfolio of real estate securities includes commercial mortgage backed securities (CMBS), senior unsecured debt issued by property REITs, real estate related asset backed securities (ABS) and agency residential mortgage backed securities (RMBS). Mortgage backed securities are interests in or obligations secured by pools of mortgage loans. We generally target investments rated A through BB, except for our agency RMBS which are generally considered AAA rated. We also own, directly and indirectly, interest in loans and pools of loans, including real estate related loans, commercial mortgage loans, residential mortgage loans, and manufactured housing loans. We also own, directly and indirectly, interests in operating real estate.

We employ leverage in order to achieve our return objectives. We do not have a predetermined target debt to equity ratio as we believe the appropriate leverage for the particular assets we are financing depends on the credit quality of those assets. As of March 31, 2005, our debt to equity ratio was approximately
4.7 to 1. We maintain access to a broad array of capital resources in an effort to insulate our business from potential fluctuations in the availability of capital. We utilize multiple forms of financing including collateralized bond obligations (CBOs), other securitizations, and term loans, as well as short term financing in the form of repurchase agreements.

We seek to match-fund our investments with respect to interest rates and maturities in order to minimize the impact of interest rate fluctuations on earnings and reduce the risk of refinancing our liabilities prior to the maturity of the investments. We seek to finance a substantial portion of our real estate securities and loans through the issuance of debt securities in the form of CBOs, which are obligations issued in multiple classes secured by an underlying portfolio of securities. Our CBO financings offer us the structural flexibility to buy and sell certain investments to manage risk and, subject to certain limitations, to optimize returns.

We were formed in 2002 as a subsidiary of Newcastle Investment Holdings Corp. (referred to herein as Holdings). Prior to our initial public offering, Holdings contributed to us certain assets and liabilities in exchange for approximately
16.5 million shares of our common stock. Our operations commenced in July 2002. In May 2003, Holdings distributed to its stockholders all of the shares of our common stock that it held, and it no longer owns any of our common equity. As of March 31, 2005, approximately 2.8 million shares of our common stock were held by an affiliate of our manager and its principals. In addition, an affiliate of our manager held options to purchase approximately 1.3 million shares of our common stock at March 31, 2005.

The following table presents information on shares of our common stock issued since our formation:

                                                               Net Proceeds
      Year         Shares Issued   Range of Issue Prices (1)    (millions)
      ----         -------------   -------------------------   ------------
    Formation        16,488,517                    N/A               N/A
      2002            7,000,000          $       13.00            $ 80.0
      2003            7,886,316          $20.35-$22.85            $163.4
      2004            8,484,648          $26.30-$31.40            $224.3
1st Quarter 2005      3,899,430          $       29.60            $105.7
                     ----------
 March 31, 2005      43,758,911
                     ==========

(1) Excludes shares issued pursuant to the exercise of options and shares issued to Newcastle's independent directors.

We are organized and conduct our operations to qualify as a REIT for U.S. federal income tax purposes. As such, we will generally not be subject to U.S. federal income tax on that portion of our income that is distributed to stockholders if we distribute at least 90% of our REIT taxable income to our stockholders by prescribed dates and comply with various other requirements.

We conduct our business by investing in three primary business segments: (i) real estate securities and real estate related loans, (ii) operating real estate and (iii) residential mortgage loans.

Revenues attributable to each segment are disclosed below (unaudited) (in thousands).

                             Real Estate Securities                 Residential
      For the Three Months       and Real Estate       Operating      Mortgage
         Ended March 31,          Related Loans       Real Estate      Loans      Unallocated    Total
      --------------------   ----------------------   -----------   -----------   -----------   -------
              2005                   $69,546             $1,276       $11,982         $147      $82,951
              2004                   $49,841             $1,156       $ 4,202         $110      $55,309

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Management's discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that could affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. Actual results could differ from these estimates. The following is a summary of our accounting policies that are most effected by judgments, estimates and assumptions.

Various Interest Entities

In December 2003, Financial Accounting Standards Board Interpretation ("FIN") No. 46R "Consolidation of Variable Interest Entities" was issued as a modification of FIN 46. FIN 46R clarified the methodology for determining whether an entity is a variable interest entity ("VIE") and the methodology for assessing who is the primary beneficiary of a VIE. VIEs are defined as entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. A VIE is required to be consolidated by its primary beneficiary, and only by its primary beneficiary, which is defined as the party who will absorb a majority of the VIE's expected losses or receive a majority of the expected residual returns as a result of holding variable interests.

We have historically consolidated our existing CBO transactions (the "CBO Entities") because we own the entire equity interest in each of them, representing a substantial portion of their capitalization, and we control the management and resolution of their assets. We have determined that certain of the CBO Entities are VIEs and that we are the primary beneficiary of each of these VIEs and will therefore continue to consolidate them. We have also determined that the application of FIN 46R did not result in a change in our accounting for any other entities which were previously consolidated. However, it did cause us to consolidate one entity which was previously not consolidated, ICH CMO, as described below under "- Liquidity and Capital Resources." We will continue to analyze future CBO entities, as well as other investments, pursuant to the requirements of FIN 46R. These analyses require considerable judgment in determining the primary beneficiary of a VIE since they involve subjective probability weighting of subjectively determined possible cash flow scenarios. The result could be the consolidation of an entity acquired or formed in the future that would otherwise not have been consolidated or the non-consolidation of such an entity that would otherwise have been consolidated.

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

Revenue Recognition on Securities

Income on these securities is recognized using a level yield methodology based upon a number of assumptions that are subject to uncertainties and contingencies. Such assumptions include the expected disposal date of such security and the rate and timing of principal and interest receipts (which may be subject to prepayments, delinquencies and defaults). These uncertainties and contingencies are difficult to predict and are subject to future events, and economic and market conditions, which may alter the assumptions. For securities acquired at a discount for credit quality, the income recognized is based on a "loss adjusted yield" whereby a provision for expected credit losses is accrued on a periodic basis.

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

Impairment of Loans

We purchase, directly and indirectly, real estate related, commercial mortgage and residential mortgage loans, including manufactured housing loans, to be held for investment. We must periodically evaluate each of these loans or loan pools for possible impairment. Impairment is indicated when it is deemed probable that we will be unable to collect all amounts due according to the contractual terms of the loan, or, for loans acquired at a discount for credit quality, when it is deemed probable that we will be unable to collect as anticipated. Upon determination of impairment, we would establish a specific valuation allowance with a corresponding charge to earnings. Significant judgment is required both in determining impairment and in estimating the resulting loss allowance. In 2003, a loss allowance of approximately $0.1 million was recorded with respect to the residential mortgage loans in our portfolio. No other loan impairments have been recorded to date.

Revenue Recognition on Loans

Income on these loans is recognized similarly to that on our securities and is subject to similar uncertainties and contingencies. For loans acquired at a discount for credit quality, the income recognized is based on a "loss adjusted yield" whereby a provision for expected credit losses is accrued on a periodic basis.

Impairment of Operating Real Estate

We own operating real estate held for investment. We review our operating real estate for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Upon determination of impairment, we would record a write-down of the asset, which would be charged to earnings. Significant judgment is required both in determining impairment and in estimating the resulting write-down. To date, we have determined that no write-downs have been necessary on the operating real estate in our portfolio. In addition, when operating real estate is classified as held for sale, it must be recorded at the lower of its carrying amount or fair value less costs of sale. Significant judgment is required in determining the fair value of such properties. At March 31, 2005, we have two properties classified as held for sale. No losses have been recorded in connection with such properties.

RESULTS OF OPERATIONS

The following table summarizes the changes in our results of operations from the three months ended March 31, 2004 to the three months ended March 31, 2005 (dollars in thousands):

                                          Period to Period    Period to Period
                                        Increase (Decrease)    Percent Change    Explanation
                                        -------------------   ----------------   -----------
Interest Income                               $30,685               62.6%            (1)
Rental and escalation income                      117               10.2%            (2)
Gain on settlement of investments              (3,160)             (61.5)%           (3)
Interest expense                               20,675               73.6%            (1)
Property operating expense                         53                8.3%            (2)
Loan and security servicing expense               801              102.4%            (1)
General and administrative expense               (249)             (21.8)%           (4)
Management fee to affiliate                       866               36.1%            (5)
Incentive compensation to affiliate              (402)             (16.9)%           (5)
Depreciation and amortization                      23               20.4%            (2)
Equity in earnings of unconsolidated
   subsidiaries, net of taxes on
   related taxable subsidiaries                   630               51.5%            (6)
                                              -------              -----
Income from continuing operations             $ 6,505               31.0%
                                              =======              =====

(1) Changes in interest income and expense from the three months ended March 31, 2004 to the three months ended March 31, 2005 are primarily related to our acquisition of interest bearing assets and related financings, as follows:

                                               Period to Period Increase (Decrease)
                                               ------------------------------------
                                                Interest Income   Interest Expense
                                                ---------------   ----------------
Real estate security and loan portfolios (A)        $11,861            $ 8,447
Agency RMBS                                           2,325              2,080
Residential mortgage loan portfolio                   1,755              2,027
Manufactured housing loan portfolio                   6,394              3,118
Other real estate related loans                       5,323                533
Other (B)                                             3,027              4,470
                                                    -------            -------
                                                    $30,685            $20,675
                                                    =======            =======

     (A) Represents our fifth and sixth CBO financings and the acquisition of the related collateral, as well as the deposit on our seventh CBO financing.

     (B) Primarily due to increasing interest rates on floating rate assets and liabilities owned during the entire period.

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

(4) The decrease in general and administrative expense is primarily a result of decreased Canadian taxes, offset by increased professional fees related to our compliance with the Sarbanes-Oxley Act of 2002.

(5) The increase in management fees is a result of our increased size resulting from our equity issuances during this period. The decrease in incentive compensation is primarily a result of the FFO loss we recorded related to the sale of a property during the period, offset by our increased earnings.

(6) The increase in earnings from unconsolidated subsidiaries is primarily a result of our early 2004 acquisition of an interest in an LLC which owns a portfolio of convenience and retail gas stores. Note that the amounts shown are net of income taxes on related taxable subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments, and other general business needs. Additionally, to maintain our status as a REIT under the Internal Revenue Code, we must distribute annually at least 90% of our REIT taxable income. Our primary sources of funds for liquidity consist of net cash provided by operating activities, borrowings under loans, and the issuance of debt and equity securities. Our debt obligations are generally secured directly by our investment assets.

We expect that our cash on hand and our cash flow provided by operations will satisfy our liquidity needs with respect to our current investment portfolio over the next twelve months. However, we currently expect to seek additional capital in order to grow our investment portfolio. We have an effective shelf registration statement with the SEC which allows us to issue various types of securities, such as common stock, preferred stock, depository shares, debt securities and warrants, from time to time, up to an aggregate of $750 million, of which approximately $351 million remained available as of March 31, 2005.

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

We expect to meet our short-term liquidity requirements generally through our cash flow provided by operations, as well as investment specific borrowings. In addition, at March 31, 2005 we had an unrestricted cash balance of $28.8 million. Our cash flow provided by operations differs from our net income due to four primary factors: (i) accretion of discount or premium on our real estate securities and loans, discount on our debt obligations, deferred financing costs and interest rate cap premiums, and deferred hedge gains and losses, (ii) gains and losses from sales of assets financed with CBOs, (iii) depreciation of our operating real estate, and (iv) straight-lined rental income. Proceeds from the sale of assets which serve as collateral for our CBO financings, including gains thereon, are required to be retained in the CBO structure until the related bonds are retired and are therefore not available to fund current cash needs.

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

With respect to our operating real estate, we expect to incur expenditures of approximately $0.2 million relating to tenant improvements, in connection with the inception of leases, and capital expenditures during the twelve months ending March 31, 2006.

With respect to one of our real estate related loans, we were committed to fund up to an additional $22.7 million at March 31, 2005, subject to certain conditions to be met by the borrower.

Debt Obligations

The following tables present certain information regarding our debt obligations and related hedges as of March 31, 2005 (unaudited) (dollars in thousands):



                                                                            Unhedged                  Weighted
                                                  Current                   Weighted        Final      Average
                                      Month        Face       Carrying       Average       Stated      Funding
Debt Obligation/Collateral           Issued       Amount        Value     Funding Cost    Maturity    Cost (1)
--------------------------         ----------   ----------   ----------   ------------   ----------   --------
CBO Bonds Payable

Real estate securities              July 1999   $  436,008   $  432,157     4.08% (2)     July 2038     4.77%
Real estate securities and loans   April 2002      444,000      440,575     3.67% (2)    April 2037     6.29%
Real estate securities and loans   March 2003      472,000      468,031     3.68% (2)    March 2038     4.62%
Real estate securities and loans   Sept. 2003      460,000      455,255     3.28% (2)    Sept. 2038     4.55%
Real estate securities and loans   March 2004      414,000      410,139     3.31% (2)    March 2039     4.14%
Real estate securities and loans   Sept. 2004      454,500      450,270     3.16% (2)    Sept. 2039     4.21%
                                                ----------   ----------                                 ----
                                                 2,680,508    2,656,427                                 4.76%
                                                ----------   ----------                                 ----
Other Bonds Payable

Bell Canada portfolio (3)          April 2002       29,769       29,500       7.02%      April 2012     7.02%
ICH CMO loans (4)                      (4)         165,042      165,042     6.61% (2)     Aug. 2030     6.62%
Manufactured housing loans (5)      Jan. 2005      242,692      241,967    LIBOR+1.25%    Jan. 2006     5.45%
                                                ----------   ----------                                 ----
                                                   437,503      436,509                                 6.00%
                                                ----------   ----------                                 ----
Notes Payable

Real estate related loan            Nov. 2003       67,127       67,127    LIBOR+1.50%    Nov. 2006     4.33%
Real estate related loan            Feb. 2004       40,000       40,000    LIBOR+1.25%    Feb. 2006     4.10%
Residential mortgage loans (5)      Nov. 2004      479,553      479,553    LIBOR+0.15%    Nov. 2007     3.11%
                                                ----------   ----------                                 ----
                                                   586,680      586,680                                 3.32%
                                                ----------   ----------                                 ----
Repurchase Agreements (5)

Residential mortgage loans (6)       Rolling        62,880       62,880   LIBOR +0.43%    Mar. 2005     3.52%
ABS-manufactured housing (7)         Rolling       110,293      110,293   LIBOR +0.61%    Mar. 2005     4.43%
Agency RMBS (8)                      Rolling       303,128      303,128   LIBOR +0.13%    Jan. 2005     4.17%
Real estate securities               Rolling        67,469       67,469   LIBOR +0.61%   Various (9)    3.58%
Real estate related loans            Rolling        53,500       53,500   LIBOR +0.95%   Various (9)    3.78%
                                                ----------   ----------                                 ----
                                                   597,270      597,270                                 4.05%
                                                ----------   ----------                                 ----
Total debt obligations                          $4,301,961   $4,276,886                                 4.59%
                                                ==========   ==========                                 ====

                                                                                                   Aggregate
                                                                        Collateral      Face       Notional
                                   Weighted      Face                    Weighted     Amount of   Amount of
                                    Average    Amount of   Collateral     Average     Floating     Currently
                                   Maturity    Floating     Carrying     Maturity       Rate       Effective
Debt Obligation/Collateral          (Years)    Rate Debt      Value       (Years)    Collateral     Hedges
--------------------------         --------   ----------   ----------   ----------   ----------   ----------
CBO Bonds Payable

Real estate securities               4.01     $  341,008   $  576,158      5.78      $       --   $  321,318
Real estate securities and loans     5.21        372,000      480,292      6.12          84,599      290,000
Real estate securities and loans     7.06        427,800      499,823      5.29         152,356      276,060
Real estate securities and loans     7.62        442,500      492,047      4.77         233,272      192,500
Real estate securities and loans     7.38        382,750      429,357      5.95         204,955      165,300
Real estate securities and loans     7.95        442,500      497,319      6.24         254,465      189,373
                                     ----     ----------   ----------      ----      ----------   ----------
                                     6.56      2,408,558    2,974,996      5.69         929,647    1,434,551
                                     ----     ----------   ----------      ----      ----------   ----------
Other Bonds Payable

Bell Canada portfolio (3)            1.32             --       45,871      1.69              --           --
ICH CMO loans (4)                    2.48          3,664      187,872      2.51           3,664           --
Manufactured housing loans (5)       0.83        242,692      307,451      4.92              --      240,841
                                     ----     ----------   ----------      ----      ----------   ----------
                                     1.48        246,356      541,194      3.81           3,664      240,841
                                     ----     ----------   ----------      ----      ----------   ----------
Notes Payable

Real estate related loan             1.64         67,127       83,329      1.65          83,329           --
Real estate related loan             0.83         40,000       50,000      1.85          50,000           --
Residential mortgage loans (5)       1.97        479,553      515,394      3.65         507,870           --
                                     ----     ----------   ----------      ----      ----------   ----------
                                     1.85        586,680      648,723      3.25         641,199           --
                                     ----     ----------   ----------      ----      ----------   ----------
Repurchase Agreements (5)

Residential mortgage loans (6)       0.25         62,880       66,134      4.41          64,972           --
ABS-manufactured housing (7)         0.23        110,293      155,060      5.85              --      107,700
Agency RMBS (8)                      0.08        303,128      309,970      3.32              --      295,063
Real estate securities               0.16         67,469       91,569      4.21          32,609       41,795
Real estate related loans            0.51         53,500       70,000      1.61          70,000           --
                                     ----     ----------   ----------      ----      ----------   ----------
                                     0.17        597,270      692,733      3.93         167,581      444,558
                                     ----     ----------   ----------      ----      ----------   ----------
Total debt obligations               4.51     $3,838,864   $4,857,646      4.90      $1,742,091   $2,119,950
                                     ====     ==========   ==========      ====      ==========   ==========

(1)  Includes the effect of applicable hedges.

(2)  Weighted average, including floating and fixed rate classes.

(3)  Denominated in Canadian dollars.

(4) See "Liquidity and Capital Resources" below regarding the consolidation of ICH CMO.

(5)  Subject to potential mandatory prepayments based on collateral value.

(6)  The counterparty on this repo is Bear Stearns Mortgage Capital Corporation.

(7)  The counterparty on these repos is Greenwich Capital Markets Inc.

(8)  The counterparty on this repo is Bank of America Securities LLC.

(9)  The longest maturity is October 2005.

Our long-term debt obligations existing at March 31, 2005 (gross of $25.1 million of discounts) are expected to mature as follows (unaudited) (in thousands):

Period from April 1, 2005 through December 31, 2005   $  602,520
2006                                                     344,568
2007                                                     479,553
2008                                                          --
2009                                                          --
2010                                                          --
Thereafter                                             2,875,320
                                                      ----------
Total                                                 $4,301,961
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

One class of CBO bonds, with a $395.0 million face amount, was issued subject to remarketing procedures and related agreements whereby such bonds are remarketed and sold on a periodic basis. These bonds are fully insured by a third party with respect to the timely payment of interest and principal thereon.

In October 2003, pursuant to FIN No. 46R, we consolidated an entity which holds a portfolio of commercial mortgage loans which has been securitized. This investment, which we refer to as the ICH CMO, was previously treated as a non-consolidated residual interest in such securitization. We exercise no control over the management or resolution of these assets. The primary effect of the consolidation is the requirement that we reflect the gross loan assets and gross bonds payable of this entity in our financial statements.

In July 2004, we refinanced $342.5 million of the AAA and AA bonds in our first CBO. $322.5 million of AAA bonds were refinanced at LIBOR + 0.30% from LIBOR + 0.65% and $20.0 million of AA bonds were refinanced at LIBOR + 0.50% from LIBOR + 0.80%.

Other

We have entered into credit derivative instruments with a major investment bank, whereby we receive the sum of all interest, fees and any positive change in value amounts (the total return cash flows) from a reference asset with a specified notional amount, and pay interest on such notional plus any negative change in value amounts from such asset. These agreements are recorded in Derivative Assets and treated as non-hedge derivatives for accounting purposes and are therefore marked to market through income. Under the agreements, we are required to post an initial margin deposit to an interest bearing account and additional margin may be payable in the event of a decline in value of the reference asset. Any margin on deposit, less any negative change in value amounts, will be returned to us upon termination of the contract. The following table presents information on these instruments as of March 31, 2005.

                                                   Notional    Margin      Receive           Pay         Fair
Month Executed           Reference Asset            Amount     Amount   Interest Rate   Interest Rate    Value
--------------   -------------------------------   --------   -------   -------------   -------------   ------
November 2004    Term loan to a retail mall REIT   $106,760   $18,190   LIBOR + 2.25%   LIBOR + 0.500%  $1,855

February 2005    Term loan to a diversified real
                 estate and finance company        $100,000   $20,000   LIBOR + 3.00%   LIBOR + 0.625%  $  192

We enter into short-term warehouse agreements with major investment banks for the right to purchase commercial mortgage backed securities, unsecured REIT debt, real estate related loans and asset backed securities for our real estate securities portfolios, prior to their being financed with CBOs. These agreements are treated as non-hedge derivatives for accounting purposes and are therefore marked to market through current income. If the related CBO is not consummated, except as a result of our gross negligence, willful misconduct or breach of contract, we will be required to pay the Net Loss, if any, as defined, up to the related deposit, less any Excess Carry Amount, as defined, earned on such deposit. The following table summarizes the agreements (in thousands):

                   March 31, 2005                       Income Recorded
-----------------------------------------------------  ------------------
               Collateral     Aggregate                Three Months Ended
Deal Status   Accumulated(1)    Deposit    Fair Value     March 31, 2005
-----------   --------------   ---------   ----------   ------------------
Open             $370,768       $40,440      $41,793           $844


(1) Excludes $32.5 million of collateral accumulated on balance sheet and recorded in real estate securities.

In April 2005, we completed our seventh CBO financing, whereby a portfolio of real estate securities and loans was purchased by a consolidated subsidiary which issued $447.0 million face amount of investment grade senior bonds and $53.0 million face amount of non-investment grade subordinated bonds in a private placement. The non-investment grade bonds were retained by us and the $442.0 million carrying amount of the investment grade bonds, which bore interest at a weighted average effective rate, including discount and issue cost amortization and the effect of hedges, of 4.48%, had an expected weighted average life of approximately 8.9 years. The largest tranche, the $323.0 million face amount of Class I-MM notes, was issued subject to remarketing procedures and related agreements whereby the securities are remarketed and sold on a periodic basis. Five classes of the senior bonds bear floating interest rates. We obtained an interest rate swap in order to hedge our exposure to the risk of changes in market interest rates with respect to these bonds.

In January 2005, we acquired a portfolio of approximately 8,100 manufactured housing loans for an aggregate purchase price of approximately $308.2 million. The loans, which were all current at the time of acquisition, are primarily fixed rate. Our acquisition was initially financed with approximately $246.5 million of one-year bonds which are subject to adjustment based on the market value and performance of the related portfolio.

Stockholders' Equity

Common Stock

The following table presents information on shares of our common stock issued since December 31, 2004:

                                                                Net Proceeds   Options Granted
     Period          Shares Issued   Range of Issue Prices(1)    (millions)       to Manager
     ------          -------------   ------------------------   ------------   ---------------
First Quarter 2005     3,899,430             $29.60                $105.7          330,000

(1) Excludes shares issued pursuant to the exercise of options and shares issued to our independent directors.

At March 31, 2005, we had 43,758,911 shares of common stock outstanding.

As of March 31, 2005, our outstanding options were summarized as follows:

Held by the Manager                                  1,293,407
Issued to the Manager and subsequently transferred
   to certain of the Manager's employees               655,890
Held by directors                                       13,000
                                                     ---------
Total                                                1,962,297
                                                     =========

Preferred Stock

In March 2003, we issued 2.5 million shares of 9.75% Series B Cumulative Redeemable Preferred Stock (the "Series B Preferred"). The Series B Preferred has a $25 liquidation preference, no maturity date and no mandatory redemption. We have the option to redeem the Series B Preferred beginning in March 2008.

Other Comprehensive Income

During the three months ended March 31, 2005, our accumulated other comprehensive income changed due to the following factors (in thousands):

Accumulated other comprehensive income, December 31, 2004              $ 71,770
Unrealized (loss) on securities                                         (42,353)
Reclassification of realized (gain) on securities into earnings          (1,409)
Foreign currency translation                                               (719)
Reclassification of realized foreign currency translation into
   earnings                                                                (542)
Unrealized gain on derivatives designated as cash flow hedges            44,637
Reclassification of realized (gain) on derivatives
   designated as cash flow hedges into earnings                            (342)
                                                                       --------
Accumulated other comprehensive income, March 31, 2005                 $ 71,042
                                                                       ========

Our book equity changes as our real estate securities portfolio and derivatives are marked-to-market each quarter, among other factors. The primary causes of mark-to-market changes are changes in interest rates and credit spreads. During the period, increasing interest rates offset by tightening credit spreads resulted in a net decrease in unrealized gains on our real estate securities portfolio. In an environment of widening credit spreads and increasing interest rates, we believe our new investment activities will benefit. While such an environment will likely result in a decrease in the fair value of our existing securities portfolio and, therefore, reduce our book equity and ability to realize gains on such existing securities, it will not directly affect our earnings or our cash flow or our ability to pay dividends.

In addition, the slight strengthening of the U.S. dollar against both the Canadian dollar and the Euro has resulted in an increase in unrealized losses on our Canadian and Belgian operating real estate.

Common Dividends Paid

  Declared for                        Amount
the Period Ended        Paid        Per Share
----------------   --------------   ---------
 March 31, 2005    April 27, 2005     $0.625

Cash Flow

Net cash flow provided by operating activities increased from $2.4 million for the three months ended March 31, 2004 to $14.1 million for the three months ended March 31, 2005. This change primarily resulted from the acquisition and settlement of our investments as described above.

Investing activities (used) ($357.1 million) and ($508.0 million) during the three months ended March 31, 2005 and 2004, respectively. Investing activities consisted primarily of investments made in certain real estate securities and other real estate related assets, net of proceeds from the sale or settlement of investments.

Financing activities provided $333.9 million and $501.5 million during the three months ended March 31, 2005 and 2004, respectively. The equity issuances, borrowings and debt issuances described above served as the primary sources of cash flow from financing activities. Offsetting uses included the payment of related deferred financing costs, the purchase of hedging instruments, the payment of dividends, and the repayment of debt as described above.

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

Real Estate Securities

Interest rate changes may also impact our net book value as our real estate securities and related hedge derivatives are marked to market each quarter. Our loan investments and debt obligations are not marked to market. Generally, as interest rates increase, the value of our fixed rate securities decreases, and as interest rates decrease, the value of such securities will increase. In general, we would expect that over time, decreases in the value of our real estate securities portfolio attributable to interest rate changes will be offset to some degree by increases in the value of our swaps, and vice versa. However, the relationship between spreads on securities and spreads on swaps may vary from time to time, resulting in a net aggregate book value increase or decline. Our real estate securities portfolio is largely financed to maturity through long-term CBO financings that are not redeemable as a result of book value changes. Accordingly, unless there is a material impairment in value that would result in a payment not being received on a security, changes in the book value of our securities portfolio will not directly affect our recurring earnings or our ability to pay dividends.

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

Our real estate securities portfolio is diversified by asset type, industry, location and issuer. At March 31, 2005, we had 456 real estate securities and loans, excluding the ICH CMO loans as described above. Our largest investment in a real estate security or real estate related loan was $85.3 million and our average investment size was $8.3 million at March 31, 2005. Furthermore, our real estate securities are supported by pools of underlying loans. For instance, our CMBS investments had over 16,100 underlying loans at March 31, 2005. We expect that this diversification also helps to minimize the risk of capital loss. At March 31, 2005, our real estate securities and real estate related loans (excluding the ICH CMO loans) had an overall weighted average credit rating of approximately BBB-, and approximately 70% had an investment grade rating (BBB- or higher).

Our real estate securities are also subject to spread risk. Our fixed rate securities are valued based on a market credit spread over the rate payable on fixed rate U.S. Treasuries of like maturity. In other words, their value is dependent on the yield demanded on such securities by the market based on their credit relative to U.S. Treasuries. Excessive supply of such securities combined with reduced demand will generally cause the market to require a higher yield on such securities, resulting in the use of a higher (or "wider") spread over the benchmark rate (usually the applicable U.S. Treasury security yield) to value such securities. Under such conditions, the value of our real estate securities portfolio would tend to decline. Conversely, if the spread used to value such securities were to decrease (or "tighten"), the value of our real estate securities portfolio would tend to increase. Our floating rate securities are valued based on a market credit spread over LIBOR and are effected similarly by changes in LIBOR spreads. Such changes in the market value of our real estate securities portfolio may affect our net equity, net income or cash flow directly through their impact on unrealized gains or losses on available-for-sale securities, and therefore our ability to realize gains on such securities, or indirectly through their impact on our ability to borrow and access capital. If the value of our securities subject to repurchase agreements were to decline, it could affect our ability to refinance such securities upon the maturity of the related repurchase agreements. See " Quantitative and Qualitative Disclosures About Market Risk - Credit Spread Curve Exposure" below.

Furthermore, shifts in the U.S. Treasury yield curve, which represents the market's expectations of future interest rates, would also affect the yield required on our real estate securities and therefore their value. This would have similar effects on our real estate securities portfolio and our financial position and operations to a change in spreads.

Loans

Similar to our real estate securities portfolio, we are subject to credit and spread risk with respect to our real estate related, commercial mortgage and residential mortgage loan portfolios. However, unlike our real estate securities portfolio, our loans do not benefit from the support of junior classes of securities, but rather bear the first risk of default and loss. We believe that this credit risk is mitigated through our due diligence process and periodic reviews of the borrower's payment history, delinquency status, and the relationship of the loan balance to the underlying property value. At March 31, 2005, our residential mortgage loan portfolio was characterized by high credit quality borrowers with a weighted average FICO score of 716 at origination, and had a weighted average loan to value ratio of 72.9%. As of March 31, 2005, approximately $507.9 million face amount of our residential mortgage loans were held in securitized form, of which over 94% of the principal balance was AAA rated.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2005, we had the following material off-balance sheet arrangements:

     - The $41.8 million carrying value of our deposit on our seventh real estate securities portfolio, as described above under "-Liquidity and Capital Resources." Except as a result of our gross negligence, willful misconduct or breach of contract, our potential loss is limited to the amount shown, which is included in our consolidated balance sheet.

     - A guarantee of certain payments under an interest rate swap which may be entered into in 2007 in connection with the securitization of the Bell Canada portfolio, if the related bonds are not fully repaid by such date. We believe the fair value of this guarantee is negligible at March 31, 2005.

At this time, we do not anticipate a substantial risk of incurring a loss with respect to any of the arrangements.

We are also party to two total return swaps which are treated as non-hedge derivatives. For further information on these investments, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

CONTRACTUAL OBLIGATIONS

During the first three months of 2005, we had all of the material contractual obligations referred to in our annual report on Form 10-K for the year ended December 31, 2004, as well as the following:

Contract Category     Change
-----------------     ------
Other bonds payable   The financing for the January 2005 purchase of a portfolio of manufactured housing loans was obtained.

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

Funds from Operations (FFO) is calculated as follows for the three months ended March 31, 2005 (unaudited) (in thousands):

Income available for common stockholders                 $27,161
Operating real estate depreciation                           291
Accumulated depreciation on operating real estate sold    (1,829)
                                                         -------
Funds from Operations (FFO)                              $25,623
                                                         =======

Funds from Operations was derived from the Company's segments as follows (unaudited) (in thousands):

                                                                                                          Return
                                                                        Average Invested   FFO for the      on
                                                                          Common Equity       Three      Invested
                                                                          for the Three       Months      Common
                                                                          Months Ended        Ended       Equity
                                                       Book Equity at    March 31, 2005     March 31,      (ROE)
                                                       March 31, 2005          (2)             2005         (3)
                                                       --------------   ----------------   -----------   --------
Real estate securities and real estate related loans      $678,296          $655,159         $28,739       17.6%
Operating real estate                                       54,332            63,226             954        6.0%
Residential mortgage loans                                 106,721            92,619           3,413       14.7%
Unallocated (1)                                            (68,424)          (53,122)         (7,483)       N/A
                                                          --------          --------         -------       ----
Total (2)                                                  770,925          $757,882         $25,623       13.5%
                                                                            ========         =======       ====
Preferred stock                                             62,500
Accumulated depreciation                                    (2,986)
Accumulated other comprehensive income                      71,042
                                                          --------
Net book equity                                           $901,481
                                                          ========

(1) Unallocated FFO represents ($1,523) of preferred dividends and ($5,960) of corporate general and administrative expense, management fees and incentive compensation for the three months ended March 31, 2005.

(2) Invested common equity is equal to book equity excluding preferred stock, accumulated depreciation and accumulated other comprehensive income.

(3)  FFO divided by average invested common equity, annualized.

RELATED PARTY TRANSACTIONS

In January 2005, we entered into a servicing agreement with a portfolio company of a private equity fund advised by an affiliate of our manager for such company to service a portfolio of manufactured housing loans. As compensation under the servicing agreement, the portfolio company will receive, on a monthly basis, a net servicing fee equal to 1.00% per annum on the unpaid principal balance of the loans being serviced. We acquired a portfolio of such loans in January 2005 at a cost of approximately $308.2 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the exposure to loss resulting from changes in interest rates, credit spreads, foreign currency exchange rates, commodity prices and equity prices. The primary market risks that we are exposed to are interest rate risk, credit spread risk and foreign currency exchange rate risk. These risks are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. All of our market risk sensitive assets, liabilities and related derivative positions are for non-trading purposes only. For a further understanding of how market risk may affect our financial position or operating results, please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations - Application of Critical Accounting Policies."

INTEREST RATE EXPOSURE

Our primary interest rate exposures relate to our real estate securities, loans and floating rate debt obligations, as well as our interest rate swaps and caps. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest-earning assets and the interest expense incurred in connection with our interest-bearing liabilities and hedges. Changes in the level of interest rates also can affect, among other things, our ability to acquire real estate securities and loans, the value of our real estate securities, loans and derivatives, and our ability to realize gains from the settlement of such assets. While our strategy is to utilize interest rate swaps, caps and match-funded financings in order to limit the effects of changes in interest rates on our operations, there can be no assurance that our profitability will not be adversely affected during any period as a result of changing interest rates. As of March 31, 2005, a 100 basis point increase in short term interest rates would increase our earnings by approximately $0.9 million per annum.

While we have not experienced any significant credit losses, in the event of a significant rising interest rate environment and/or economic downturn, loan and collateral defaults may increase and result in credit losses that would adversely affect our liquidity and operating results.

Interest rate changes may also impact our net book value as our real estate securities and related hedge derivatives are marked to market each quarter. Our loan investments and debt obligations are not marked to market. Generally, as interest rates increase, the value of our fixed rate securities decreases, and as interest rates decrease, the value of such securities will increase. In general, we would expect that over time, decreases in the value of our real estate securities portfolio attributable to interest rate changes will be offset to some degree by increases in the value of our swaps, and vice versa. However, the relationship between spreads on securities and spreads on swaps may vary from time to time, resulting in a net aggregate book value increase or decline. Our real estate securities portfolio is largely financed to maturity through long-term CBO financings that are not redeemable as a result of book value changes. Accordingly, unless there is a material impairment in value that would result in a payment not being received on a security, changes in the book value of our portfolio will not directly affect our recurring earnings or our ability to pay a dividend. As of March 31, 2005, a 100 basis point change in short term interest rates would impact our net book value by approximately $38.1 million.

Our general financing strategy focuses on the use of match-funded structures. This means that we seek to match the maturities of our debt obligations with the maturities of our investments to minimize the risk that we have to refinance our liabilities prior to the maturities of our assets, and to reduce the impact of changing interest rates on our earnings. In addition, we generally match-fund interest rates on our investments with like-kind debt (i.e., fixed rate assets are financed with fixed rate debt and floating rate assets are financed with floating rate debt), directly or through the use of interest rate swaps, caps, or other financial instruments, or through a combination of these strategies, which allows us to reduce the impact of changing interest rates on our earnings. Our real estate securities and real estate related loan portfolio, excluding the ICH CMO loans as described below, and their respective liabilities had weighted average lives of 5.22 years and 5.36 years, respectively, as of March 31, 2005. Our financing strategy is dependent on our ability to place the match-funded debt we use to finance our investments at rates that provide a positive net spread. If spreads for such liabilities widen or if demand for such liabilities ceases to exist, then our ability to execute future financings will be severely restricted.

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

As of March 31, 2005, an immediate 25 basis point movement in credit spreads would impact our net book value by approximately $37.4 million, but would not directly affect our earnings or cash flow.

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

We have investments in the LIV portfolio and the Bell Canada portfolio. These properties are financed utilizing debt denominated in their respective local currencies (the Euro and the Canadian Dollar). The net equity invested in these portfolios at March 31, 2005, approximately $12.8 million and $24.7 million, respectively, is exposed to foreign currency exchange risk.

FAIR VALUES

For certain of our financial instruments, fair values are not readily available since there are no active trading markets as characterized by current exchanges between willing parties. Accordingly, fair values can only be derived or estimated for these instruments using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated future cash flows is inherently subjective and imprecise. We note that minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values, and that the fair values reflected below are indicative of the interest rate, credit spread and currency rate environments as of March 31, 2005 and do not take into consideration the effects of subsequent interest rate, credit spread or currency rate fluctuations.

We note that the values of our investments in real estate securities, loans and derivative instruments, primarily interest rate hedges on our debt obligations, are sensitive to changes in market interest rates, interest rate spreads, credit spreads and other market factors. The value of these investments can vary, and has varied, materially from period to period.

Interest Rate Risk

We held the following interest rate and credit spread risk sensitive instruments at March 31, 2005 (unaudited) (dollars in thousands):

                                                  Carrying    Principal Balance or    Weighted Average    Maturity
                                                    Value        Notional Amount     Yield/Funding Cost     Date     Fair Value
                                                 ----------   --------------------   ------------------   --------   ----------
ASSETS:

Real estate securities, available for sale (1)   $3,429,088        $3,418,981               6.23%            (1)     $3,429,088
Real estate securities portfolio deposit (2)         41,793                (2)                (2)            (2)         41,793
Real estate related loans (3)                       567,489           569,970               7.71%            (3)        571,249
Residential mortgage loans (4)                      888,979           896,498               5.15%            (4)        888,979
Interest rate caps, treated as hedges (5)             2,591           381,909                N/A             (5)          2,591
Interest rate swaps, treated as hedges (6)           31,696         2,119,950                N/A             (6)         31,696
Total return swaps (7)                                2,047           206,760                N/A             (7)          2,047

LIABILITIES:

CBO bonds payable (8)                             2,656,427         2,680,508               4.76%            (8)      2,716,079
Other bonds payable (9)                             436,509           437,503               6.00%            (9)        443,144
Notes payable (10)                                  586,680           586,680               3.32%           (10)        586,680
Repurchase agreements (11)                          597,270           597,270               4.05%           (11)        597,270
Non-hedge derivative obligations (12)                   527               (12)               N/A            (12)            527

(1) These securities contain various terms, including fixed and floating rates, self-amortizing and interest only. Their weighted average maturity is 5.54 years. The fair value of these securities is estimated by obtaining third party broker quotations, if available and practicable, and counterparty quotations.

(2) The fair value of the real estate securities portfolio deposit, which is treated as a non-hedge derivative, is determined by obtaining third party broker quotations on the underlying securities, if available and practicable, and counterparty quotations, including a counterparty quotation on the portion of the fair value resulting from the Excess Carry Amount, as defined, earned on such deposit. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" for a further discussion of this deposit.

(3)  Represents the following loans:

                    Carrying    Loan   Weighted Avg.   Weighted Average   Floating Rate Loans as
Loan Type             Value    Count       Yield       Maturity (Years)   a % of Carrying Amount   Fair Value
---------           --------   -----   -------------   ----------------   ----------------------   ----------
B-Notes             $117,598     22         6.85%            2.52                  83.5%            $117,598
Mezzanine Loans      103,538      5         7.27%            2.27                 100.0%             103,538
Bank Loans           146,299      3         7.14%            1.89                 100.0%             146,299
Real Estate Loans     12,182      1        19.73%            2.75                    --%              12,329
ICH CMO Loans        187,872    115         8.17%            2.51                   2.0%             191,485
                    --------    ---        -----             ----                 -----             --------
                    $567,489    146         7.71%            2.31                  62.0%            $571,249
                    ========    ===        =====             ====                 =====             ========

     The fixed rate B-Notes were valued by obtaining counterparty quotations. The rest of the B-Notes as well as the mezzanine loans, bank loans, and real estate loans, with one exception, bear floating rates of interest and we believe that, for similar financial instruments with comparable credit risks, their effective rates approximate market rates. Accordingly, the carrying amounts outstanding are believed to approximate fair value. The one fixed rate loan was valued by discounting expected future receipts by a rate calculated by imputing a spread over a market index on the date of borrowing. The ICH CMO loans were valued by discounting expected future receipts by a rate calculated based on current market conditions for comparable financial instruments, including market interest rates and credit spreads.

(4) This aggregate portfolio of residential loans consists of a portfolio of floating rate residential mortgage loans as well as a portfolio of primarily fixed rate manufactured home loans. The portfolio of residential mortgage loans has a weighted average maturity of 3.74 years. We believe that, for similar financial instruments with comparable credit risks, the effective rate on this portfolio approximates a market rate. Accordingly, the carrying amount of this portfolio is believed to approximate fair value. The manufactured housing loan portfolio, which has a weighted average maturity of 4.92 years, was valued by discounting expected future receipts by a rate calculated based on current market conditions for comparable financial instruments, including market interest rates and credit spreads. Based on this analysis, the carrying amount of this portfolio is believed to approximate fair value.

(5)   Represents cap agreements as follows:

      Notional Balance   Effective Date    Maturity Date    Capped Rate    Strike Rate   Fair Value
      ----------------   --------------   --------------   -------------   -----------   ----------
          $302,290           Current        March 2009     1-Month LIBOR      6.50%        $  502
            18,000        January 2010     October 2015    3-Month LIBOR      8.00%           404
             8,619        December 2010      June 2015     3-Month LIBOR      7.00%           588
            53,000          May 2011      September 2015   1-Month LIBOR      7.50%         1,097
          --------                                                                         ------
          $381,909                                                                         $2,591
          ========                                                                         ======

     The fair value of these agreements is estimated by obtaining counterparty quotations.

(6) Represents swap agreements as follows (in thousands):

      Notional Balance   Effective Date    Maturity Date    Swapped Rate   Fixed Rate   Fair Value
      ----------------   --------------   --------------   -------------   ----------   ----------
         $   19,028          Current         July 2005     1-Month LIBOR     6.1755%     $   (112)
            302,290          Current        March 2009     1-Month LIBOR*    3.1250%        9,465
            290,000          Current        April 2011     3-Month LIBOR     5.9325%      (17,541)
            276,060          Current        March 2013     3-Month LIBOR     3.8650%       14,481
            192,500          Current        March 2015     1-Month LIBOR     4.8880%       (1,698)
            165,300          Current        March 2014     3-Month LIBOR     3.9945%        8,703
            189,373          Current      September 2014   3-Month LIBOR     4.3731%        7,016
            240,841          Current       February 2014   1-Month LIBOR     4.2070%        3,825
             11,000          Current       November 2008   1-Month LIBOR     3.5400%          326
              7,500          Current         July 2018     1-Month LIBOR     4.8300%           23
              5,500          Current       November 2018   1-Month LIBOR     4.4800%           71
             65,200          Current       January 2009    1-Month LIBOR     3.6500%        1,813
              6,500          Current        March 2009     1-Month LIBOR     3.3360%          265
             81,104          Current       October 2009    1-Month LIBOR     3.7150%        1,459
             77,145          Current      September 2009   1-Month LIBOR     3.7090%        1,376
             26,557          Current       December 2009   1-Month LIBOR     3.8290%          414
              9,001          Current        August 2009    1-Month LIBOR     4.0690%           74
             26,116          Current       February 2010   1-Month LIBOR     4.1030%          227
             40,256          Current        April 2010     1-Month LIBOR     4.5310%         (121)
             34,884          Current        March 2010     1-Month LIBOR     4.5260%         (105)
             21,295          Current       January 2009    1-Month LIBOR     3.2900%          868
             20,500          Current      September 2011   1-Month LIBOR     4.2225%          524
             12,000          Current       January 2015    1-Month LIBOR     4.5100%          343
         ----------                                                                      --------
         $2,119,950                                                                      $ 31,696
         ==========                                                                      ========

* up to 6.50%

(7) Represents total return swaps which are treated as non-hedge derivatives. The fair value of these agreements, which is included in Derivative Assets, is estimated by obtaining counterparty quotations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a further discussion of these swaps.

(8) These bonds were valued by discounting expected future payments by a rate calculated based on current market conditions for comparable financial instruments, including market interest rates and credit spreads. The weighted average maturity of the CBO bonds payable is 6.56 years. The CBO bonds payable amortize principal prior to maturity based on collateral receipts, subject to reinvestment requirements.

(9) The Bell Canada bonds were valued, in U.S. dollars at the period end exchange rate, by discounting expected future payments by a rate calculated by imputing a spread over a market index on the date of borrowing. It amortizes principal periodically with a balloon payment at maturity in April 2012. The ICH CMO bonds were valued by discounting expected future payments by a rate calculated based on current market conditions for comparable financial instruments, including market interest rates and credit spreads. They amortize principal prior to maturity based on collateral receipts and their final stated maturity is in August 2030. The manufactured housing loan bonds mature in January 2006, bear a floating rate of interest, and are subject to adjustment monthly based on the agreed upon market value of the loan portfolio. We believe that, for similar financial instruments with comparable credit risks, their effective rate approximates a market rate. Accordingly, the carrying amount outstanding is believed to approximate fair value.

(10) The first real estate related loan financing matures in November 2006, bears a floating rate of interest and amortizes principal based on collateral receipts. The second real estate related loan financing matures in February 2006, bears a floating rate of interest, and amortizes principal based on collateral receipts. The residential mortgage loan financing matures in November 2007, bears a floating rate of interest, and is subject to adjustment monthly based on the agreed upon market value of the loan portfolio. We believe that, for similar financial instruments with comparable credit risks, their effective rates approximate market rates. Accordingly, the carrying amounts outstanding are believed to approximate fair value.

(11) These agreements bear floating rates of interest and we believe that, for similar financial instruments with comparable credit risks, the effective rates approximate market rates. Accordingly, the carrying amounts outstanding are believed to approximate fair value. These agreements mature in one to seven months.

(12) These are two essentially offsetting interest rate caps and two essentially offsetting interest rate swaps, each with notional amounts of $32.5 million, an interest rate cap with a notional balance of $17.5 million, and one interest rate swap with a notional amount of $2.0 million. The maturity date of the purchased swap is July 2009; the maturity date of the sold swap is July 2014, the maturity date of the $32.5 million caps is July 2038, the maturity date of the $17.5 million cap is July 2009, and the maturity date of the latter swap is January 2009. The fair value of these agreements is estimated by obtaining counterparty quotations.

     Currency Rate Risk

     We held the following currency rate risk sensitive balances at March 31, 2005 (unaudited) (U.S. dollars; in thousands, except exchange rates):

                            Carrying                Current      Effect of a 5%    Effect of a 5%
                             Amount      Local      Exchange    Negative Change   Negative Change
                              (USD)    Currency   Rate to USD     in Euro Rate      in CAD Rate
                            --------   --------   -----------   ---------------   ---------------
Assets:
   LIV portfolio             $12,027     Euro        0.7714            $(601)             N/A
   Bell Canada portfolio      45,871     CAD         1.2104              N/A          $(2,294)
   LIV other, net                790     Euro        0.7714              (40)             N/A
   Bell Canada other, net      8,297     CAD         1.2104              N/A             (415)

Liabilities:
   Bell Canada bonds          29,500     CAD         1.2104              N/A            1,475
                                                                       -----          -------
   Total                                                               $(641)         $(1,234)
                                                                       =====          =======

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

     10.1 Amended and Restated Management and Advisory Agreement by and among the Registrant and Fortress Investment Group LLC, dated September23, 2003 (incorporated by reference to the Registrant's Registration Statement on Form S-11 (File No. 333-106135), Exhibit 10.1).

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

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                           NEWCASTLE INVESTMENT CORP.
                                  (REGISTRANT)


                                        By: /s/ Wesley R. Edens
                                            ------------------------------------
                                        Name: Wesley R. Edens
                                        Title: Chairman of the Board
                                               Chief Executive Officer
                                        Date: May 10, 2005


                                        By: /s/ Debra A. Hess
                                            ------------------------------------
                                        Name: Debra A. Hess
                                        Title: Chief Financial Officer
                                        Date: May 10, 2005