Form 10-Q
period 2005-06-30
NEWCASTLE INVESTMENT CORP
filed 2005-08-09
CIK 1175483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ___________________ to ______________________

Commission File Number: 001-31458

Newcastle Investment Corp.
(Exact name of registrant as specified in its charter)

Maryland	81-0559116
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1251 Avenue of the Americas, New York, NY	10020
(Address of principal executive offices)	(Zip Code)

(212) 798-6100
(Registrant's telephone number, including area code)

_________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities
Exchange Act). Yes ☒   No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

Common stock, $0.01 par value per share: 43,789,819 shares outstanding as of August 8, 2005.

NEWCASTLE INVESTMENT CORP.
FORM 10-Q

CAUTIONARY STATEMENTS

The information contained in this quarterly report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our company. We urge you to carefully review and consider the various disclosures made by us in this report and in our other filings with the Securities and Exchange Commission (“SEC”), including our annual report on Form 10-K for the year ended December 31, 2004, that discuss our business in greater detail.

This report contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, the operating performance of our investments, the stability of our earnings, and our financing needs. Forward-looking statements are generally identifiable by use of forward-looking terminology such as "may," "will," "should," "potential," "intend," "expect," "endeavor," "seek," "anticipate," "estimate," "overestimate," "underestimate," "believe," "could," "project," "predict," "continue" or other similar words or expressions. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to, changes in economic conditions generally and the real estate and bond markets specifically; adverse changes in the financing markets we access affecting our ability to finance our real estate securities portfolios in general or particular real estate related assets, or in a manner that maintains our historic net spreads; changes in interest rates and/or credit spreads, as well as the success of our hedging strategy in relation to such changes; the quality and size of the investment pipeline and the rate at which we can invest our cash, including cash obtained in connection with CBO financings; impairments in the value of the collateral underlying our real estate securities, real estate related loans and residential mortgage loans; the relation of any impairments in the value of our real estate securities portfolio, loans or operating real estate to our judgments as to whether changes in the market value of our securities are temporary or not and whether circumstances bearing on the value of our loans or operating real estate warrant changes in carrying values; changes in the markets; legislative/regulatory changes; completion of pending investments; the availability and cost of capital for future investments; competition within the finance and real estate industries; and other risks detailed from time to time in our SEC reports. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect our management's views as of the date of this report. The factors noted above could cause our actual results to differ significantly from those contained in any forward-looking statement. For a discussion of our critical accounting policies see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Application of Critical Accounting Policies."

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	June 30, 2005
	(Unaudited)	December 31, 2004
Assets
Real estate securities, available for sale	$3,973,566	$3,369,496
Real estate securities portfolio deposit	10,126	25,411
Real estate related loans, net	566,913	591,890
Investments in unconsolidated subsidiaries	33,691	41,230
Operating real estate, net	16,110	57,193
Real estate held for sale	-	12,376
Residential mortgage loans, net	799,772	654,784
Cash and cash equivalents	68,965	37,911
Restricted cash	186,085	77,974
Derivative assets	22,597	27,122
Receivables and other assets	32,217	37,333
	$5,710,042	$4,932,720
Liabilities and Stockholders' Equity

Liabilities
CBO bonds payable	$3,093,682	$2,656,510
Other bonds payable	383,553	222,266
Notes payable	474,513	652,000
Repurchase agreements	677,303	490,620
Derivative liabilities	48,380	39,661
Dividends payable	28,384	25,928
Due to affiliates	3,963	8,963
Accrued expenses and other liabilities	89,015	40,057
	4,798,793	4,136,005
Stockholders' Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized, 2,500,000 shares of Series B Cumulative Redeemable Preferred Stock, liquidation
preference $25.00 per share, issued and outstanding	62,500	62,500
Common stock, $0.01 par value, 500,000,000 shares authorized, 43,789,819 and
39,859,481 shares issued and outstanding at June 30, 2005 and
December 31, 2004, respectively	438	399
Additional paid-in capital	782,103	676,015
Dividends in excess of earnings	(13,573)	(13,969)
Accumulated other comprehensive income	79,781	71,770
	911,249	796,715
	$5,710,042	$4,932,720

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(dollars in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues
Interest income	$86,715	$56,144	$166,426	$105,170
Rental and escalation income	1,715	1,022	2,979	2,169
Gain on settlement of investments	3,635	4,446	6,323	9,582
	92,065	61,612	175,728	116,921
Expenses
Interest expense	55,791	32,615	104,557	60,706
Property operating expense	540	531	1,233	1,171
Loan and security servicing expense	1,580	861	3,163	1,643
Provision for credit losses	1,187	-	1,899	-
General and administrative expense	1,326	1,163	2,217	2,303
Management fee to affiliate	3,316	2,563	6,579	4,960
Incentive compensation to affiliate	883	1,236	2,855	3,610
Depreciation and amortization	135	95	271	208
	64,758	39,064	122,774	74,601
Income before equity in earnings of unconsolidated subsidiaries	27,307	22,548	52,954	42,320
Equity in earnings of unconsolidated subsidiaries	1,438	2,218	3,524	3,441
Income taxes on related taxable subsidiaries	(45)	-	(278)	-
Income from continuing operations	28,700	24,766	56,200	45,761
Income (loss) from discontinued operations	781	(1,591)	1,965	(735)
Net Income	29,481	23,175	58,165	45,026
Preferred dividends	(1,524)	(1,524)	(3,047)	(3,047)
Income Available For Common Stockholders	$27,957	$21,651	$55,118	$41,979
Net Income Per Share of Common Stock
Basic	$0.64	$0.60	$1.27	$1.19
Diluted	$0.63	$0.59	$1.26	$1.17
Income from continuing operations per share of common stock, after preferred dividends
Basic	$0.62	$0.64	$1.22	$1.21
Diluted	$0.61	$0.63	$1.21	$1.19
Income (loss) from discontinued operations per share of common stock
Basic	$0.02	$(0.04)	$0.05	$(0.02)
Diluted	$0.02	$(0.04)	$0.05	$(0.02)
Weighted Average Number of Shares of
Common Stock Outstanding
Basic	43,768,381	36,160,778	43,496,597	35,281,696
Diluted	44,127,381	36,670,603	43,879,606	35,828,575
Dividends Declared per Share of Common Stock	$0.625	$0.600	$1.250	$1.200

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(dollars in thousands)

							Accum.
					Additional	Dividends	Other	Total Stock-
	Preferred Stock		Common Stock		Paid-in	in Excess of	Comp.	holders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Equity
Stockholders' equity - December 31, 2004	2,500,000	$62,500	39,859,481	$399	$676,015	$(13,969)	$71,770	$796,715
Dividends declared	-	-	-	-	-	(57,769)	-	(57,769)
Issuance of common stock	-	-	3,300,000	33	96,537	-	-	96,570
Exercise of common stock options	-	-	628,330	6	9,491	-	-	9,497
Issuance of common stock to directors	-	-	2,008	-	60	-	-	60
Comprehensive income:
Net income	-	-	-	-	-	58,165	-	58,165
Unrealized gain on securities	-	-	-	-	-	-	25,302	25,302
Reclassification of realized (gain) on securities into earnings	-	-	-	-	-	-	(1,936)	(1,936)
Foreign currency translation	-	-	-	-	-	-	(2,154)	(2,154)
Reclassification of realized foreign currency translation into earnings	-	-	-	-	-	-	(626)	(626)
Unrealized (loss) on derivatives designated as cash flow hedges	-	-	-	-	-	-	(13,849)	(13,849)
Reclassification of realized (gain) on derivatives designated as cash flow hedges into earnings	-	-	-	-	-	-	1,274	1,274
Total comprehensive income								66,176
Stockholders' equity - June 30, 2005	2,500,000	$62,500	43,789,819	$438	$782,103	$(13,573)	$79,781	$911,249
Stockholders' equity - December 31, 2003	2,500,000	$62,500	31,374,833	$314	$451,806	$(14,670)	$39,413	$539,363
Dividends declared	-	-	-	-	-	(46,814)	-	(46,814)
Issuance of common stock	-	-	6,750,000	67	172,818	-	-	172,885
Exercise of common stock options	-	-	107,500	1	1,428	-	-	1,429
Issuance of common stock to directors	-	-	2,148	-	60	-	-	60
Comprehensive income:
Net income	-	-	-	-	-	45,026	-	45,026
Unrealized (loss) on securities	-	-	-	-	-	-	(39,915)	(39,915)
Reclassification of realized (gains) on securities into earnings	-	-	-	-	-	-	(8,967)	(8,967)
Foreign currency translation	-	-	-	-	-	-	(414)	(414)
Reclassification of realized foreign currency translation into earnings	-	-	-	-	-	-	(395)	(395)
Unrealized gain on derivatives designated as cash flow hedges	-	-	-	-	-	-	39,000	39,000
Total comprehensive income								34,335
Stockholders' equity - June 30, 2004	2,500,000	$62,500	38,234,481	$382	$626,112	$(16,458)	$28,722	$701,258

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)
(dollars in thousands)

	Six Months Ended June 30,
	2005	2004
Cash Flows From Operating Activities
Net income	$58,165	$45,026
Adjustments to reconcile net income to net cash provided by operating activities
(inclusive of amounts related to discontinued operations):
Depreciation and amortization	445	1,124
Accretion of discount and other amortization	956	(972)
Equity in earnings of unconsolidated subsidiaries	(3,524)	(3,441)
Deferred rent	(1,063)	(922)
Gain on settlement of investments	(5,073)	(8,006)
Unrealized gain on non-hedge derivatives	(2,780)	(1,281)
Non-cash directors' compensation	60	60
Change in:
Restricted cash	(6,709)	(1,626)
Receivables and other assets	3,986	440
Due to affiliates	(5,000)	2,105
Accrued expenses and other liabilities	48,756	(6,171)
Net cash provided by operating activities	88,219	26,336
Cash Flows From Investing Activities
Purchase of real estate securities	(687,864)	(576,757)
Proceeds from sale of real estate securities	56,521	96,860
Deposit on real estate securities (treated as a derivative)	(17,692)	(33,657)
Purchase of and advances on loans	(406,209)	(40,913)
Proceeds from settlement of loans	401	–
Repayments of loan and security principal	304,401	(314,858)
Margin deposit on credit derivative instruments	(26,322)	148,230
Proceeds from sale of derivative instruments	763	123,595
Payments on settlement of derivative instruments	(1,112)	–
Purchase and improvement of operating real estate	(192)	(203)
Proceeds from sale of operating real estate	52,329	27,460
Contributions to unconsolidated subsidiaries	–	(26,788)
Distributions from unconsolidated subsidiaries	11,063	8,511
Payment of deferred transaction costs	(39)	(278)
Net cash used in investing activities	(713,952)	(588,798)

Continued on Page 5

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)
(dollars in thousands)

Six Months Ended June 30,
2005	2004
Cash Flows From Financing Activities
Issuance of CBO bonds payable	442,034	409,612
Repayments of CBO bonds payable	(6,589)	(11,320)
Issuance of other bonds payable	246,547	40,000
Repayments of other bonds payable	(84,072)	(29,723)
Borrowings under notes payable	-	281,819
Repayments of notes payable	(177,487)	(191,500)
Borrowings under repurchase agreements	316,777	-
Repayments of repurchase agreements	(130,094)	-
Issuance of common stock	97,680	175,628
Costs related to issuance of common stock	(1,110)	(2,743)
Exercise of common stock options	9,497	1,429
Dividends paid	(55,313)	(39,561)
Payment of deferred financing costs	(1,083)	(147)
Net cash provided by financing activities	656,787	633,494

Net Decrease in Cash and Cash Equivalents	31,054	71,032

Cash and Cash Equivalents, Beginning of Period	37,911	60,403

Cash and Cash Equivalents, End of Period	$68,965	$131,435

Supplemental Disclosure of Cash Flow Information

Cash paid during the period for interest expense	$99,903	$61,122
Cash paid during the period for income taxes	$434	$-

Supplemental Schedule of Non-Cash Investing and Financing Activities

Common stock dividends declared but not paid	$27,369	$22,940
Preferred stock dividends declared but not paid	$1,016	$1,016
Deposits used in acquisition of real estate securities (treated as derivatives)	$44,504	$35,457

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2005
(dollars in tables in thousands, except per share data)

1. GENERAL

Newcastle Investment Corp. (and its subsidiaries, "Newcastle") is a Maryland corporation that was formed in 2002. Newcastle conducts its business through three primary segments: (i) real estate securities and real estate related loans, (ii) operating real estate, and (iii) residential mortgage loans.

The following table presents information on shares of Newcastle’s common stock issued subsequent to its formation:

			Net Proceeds
Year	Shares Issued	Range of Issue Prices (1)	(millions)
Formation	16,488,517	N/A	N/A
2002	7,000,000	$13.00	$80.0
2003	7,886,316	$20.35-$22.85	$163.4
2004	8,484,648	$26.30-$31.40	$224.3
1st Half 2005	3,930,338	$29.60	$106.1
June 30, 2005	43,789,819

(1) Exludes shares issued pursuant to the exercise of options and shares issued to Newcastle's independent directors.

Approximately 2.8 million shares of Newcastle’s common stock were held by an affiliate of the Manager (and its principals, as defined below) at June 30, 2005. In addition, an affiliate of the Manager held options to purchase approximately 1.3 million shares of Newcastle’s common stock at June 30, 2005.

Newcastle is organized and conducts its operations to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. As such, Newcastle will generally not be subject to U.S. federal income tax on that portion of its income that is distributed to stockholders if it distributes at least 90% of its REIT taxable income to its stockholders by prescribed dates and complies with various other requirements.

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

The accompanying consolidated financial statements and related notes of Newcastle have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of Newcastle's financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These financial statements should be read in conjunction with Newcastle's December 31, 2004 consolidated financial statements and notes thereto included in Newcastle’s annual report on Form 10-K filed with the Securities and Exchange Commission. Capitalized terms used herein, and not otherwise defined, are defined in Newcastle’s December 31, 2004 consolidated financial statements.

2. INFORMATION REGARDING BUSINESS SEGMENTS

Newcastle conducts its business through three primary segments: real estate securities and real estate related loans, operating real estate and residential mortgage loans.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2005
(dollars in tables in thousands, except per share data)

Summary financial data on Newcastle's segments is given below, together with a reconciliation to the same data for Newcastle as a whole:

	Real Estate Securities		Residential
	and Real Estate	Operating Real	Mortgage
	Related Loans	Estate	Loans	Unallocated	Total
June 30, 2005 and the Six Months then Ended
Gross revenues	$147,061	$3,003	$25,338	$326	$175,728
Operating expenses	(776)	(1,260)	(4,328)	(11,582)	(17,946)
Operating income (loss)	146,285	1,743	21,010	(11,256)	157,782
Interest expense	(89,248)	(251)	(15,058)	-	(104,557)
Depreciation and amortization	-	(231)	-	(40)	(271)
Equity in earnings of unconsolidated subsidiaries (A)	1,843	1,403	-	-	3,246
Income (loss) from continuing operations	58,880	2,664	5,952	(11,296)	56,200
Income (loss) from discontinued operations	-	1,965	-	-	1,965
Net Income (Loss)	$58,880	$4,629	$5,952	$(11,296)	$58,165
Revenue derived from non-U.S. sources:
Canada	$-	$8,352	$-	$-	$8,352
Belgium	$-	$62	$-	$-	$62
Total assets	$4,803,803	$35,749	$802,945	$67,545	$5,710,042
Long-lived assets outside the U.S.:
Canada	$-	$16,110	$-	$-	$16,110
December 31, 2004
Total assets	$4,136,203	$108,322	$658,643	$29,552	$4,932,720
Long-lived assets outside the U.S.:
Canada	$-	$57,193	$-	$-	$57,193
Belgium	$-	$12,376	$-	$-	$12,376
Three Months Ended June 30, 2005
Gross revenues	$77,515	$1,727	$12,644	$179	$92,065
Operating expenses	(453)	(559)	(2,325)	(5,495)	(8,832)
Operating income (loss)	77,062	1,168	10,319	(5,316)	83,233
Interest expense	(47,918)	(93)	(7,780)	-	(55,791)
Depreciation and amortization	-	(115)	-	(20)	(135)
Equity in earnings of unconsolidated subsidiaries (A)	997	396	-	-	1,393
Income (loss) from continuing operations	30,141	1,356	2,539	(5,336)	28,700
Income (loss) from discontinued operations	-	781	-	-	781
Net Income (Loss)	$30,141	$2,137	$2,539	$(5,336)	$29,481
Revenue derived from non-U.S. sources:
Canada	$-	$4,281	$-	$-	$4,281
Belgium	$-	$(470)	$-	$-	$(470)

(A) Net of income taxes on related taxable subsidiaries.

Continued on Page 8

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2005
(dollars in tables in thousands, except per share data)

	Real Estate Securities and Real Estate Related Loans	Operating Real Estate	Residential Mortgage Loans	Unallocated	Total
Six Months Ended June 30, 2004
Gross revenues	$106,096	$2,181	$8,443	$201	$116,921
Operating expenses	(587)	(1,236)	(1,091)	(10,773)	(13,687)
Operating income (loss)	105,509	945	7,352	(10,572)	103,234
Interest expense	(56,071)	(260)	(4,375)	-	(60,706)
Depreciation and amortization	-	(208)	-	-	(208)
Equity in earnings of unconsolidated subsidiaries (A)	1,978	1,463	-	-	3,441
Income (loss) from continuing operations	51,416	1,940	2,977	(10,572)	45,761
Income from discontinued operations	-	(735)	-	-	(735)
Net Income (Loss)	$51,416	$1,205	$2,977	$(10,572)	$45,026
Revenue derived from non-US sources:
Canada	$-	$7,443	$-	$-	$7,443
Belgium	$-	$2,305	$-	$-	$2,305
Three Months Ended June 30, 2004
Gross revenues	$56,255	$1,025	$4,241	$91	$61,612
Operating expenses	(325)	(558)	(555)	(4,916)	(6,354)
Operating income (loss)	55,930	467	3,686	(4,825)	55,258
Interest expense	(30,252)	(121)	(2,242)	-	(32,615)
Depreciation and amortization	-	(95)	-	-	(95)
Equity in earnings of unconsolidated subsidiaries (A)	909	1,309	-	-	2,218
Income (loss) from continuing operations	26,587	1,560	1,444	(4,825)	24,766
Income from discontinued operations	-	(1,591)	-	-	(1,591)
Net Income (Loss)	$26,587	$(31)	$1,444	$(4,825)	$23,175
Revenue derived from non-US sources:
Canada	$-	$2,739	$-	$-	$2,739
Belgium	$-	$331	$-	$-	$331

(A) Net of income taxes on related taxable subsidiaries.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2005
(dollars in tables in thousands, except per share data)

The following table summarizes the activity affecting the equity held by Newcastle in unconsolidated subsidiaries:

	Operating Real Estate	Real Estate Loan
	Subsidiary	Subsidiary
Balance at December 31, 2004	$17,778	$23,452
Contributions to unconsolidated subsidiaries	-	-
Distributions from unconsolidated
subsidiaries	(6,611)	(4,452)
Equity in earnings of unconsolidated
subsidiaries	1,681	1,843
Balance at June 30, 2005	$12,848	$20,843

Summarized financial information related to Newcastle’s unconsolidated subsidiaries was as follows (in thousands):

	Operating Real Estate Subsidiary (A) (B)		Real Estate Loan Subsidiary (A) (C)
	June 30, 2005	December 31, 2004	June 30, 2005	December 31, 2004
Assets	$79,178	$89,222	$41,923	$47,170
Liabilities	(53,000)	(53,000)	-	-
Minority interest	(482)	(666)	(237)	(266)

Equity	$25,696	$35,556	$41,686	$46,904

Equity held by Newcastle	$12,848	$17,778	$20,843	$23,452

	Six Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues	$6,563	$4,237	$3,729	$4,063
Expenses	(3,138)	(1,257)	(22)	(85)
Minority interest	(63)	(54)	(21)	(23)
Net income (loss)	$3,362	$2,926	$3,686	$3,955

Newcastle's equity in net income (loss)	$1,681	$1,463	$1,843	$1,978

(A)	The unconsolidated subsidiaries’ summary financial information is presented on a fair value basis, consistent with their internal basis of accounting.

(B)	Included in the operating real estate segment.

(C)	Included in the real estate securities and real estate related loans segment.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2005
(dollars in tables in thousands, except per share data)

3. REAL ESTATE SECURITIES

The following is a summary of Newcastle’s real estate securities at June 30, 2005, all of which are classified as available for sale and are therefore marked to market through other comprehensive income.

			Gross Unrealized				Weighted Average
Asset Type	Current Face Amount	Amortized Cost Basis	Gains	Losses	Carrying Value	Number of Securities	S&P Equivalent Rating	Coupon	Yield	Maturity (Years)
CMBS-Conduit	$1,225,893	$1,187,276	$62,490	$(4,147)	$1,245,619	184	BBB-	6.12%	6.72%	7.61
CMBS-Large Loan	569,122	566,209	10,270	(291)	576,188	68	BBB	5.86%	6.07%	2.01
CMBS- B-Note	191,586	187,775	9,234	(158)	196,851	34	BB+	6.52%	6.85%	6.27
Unsecured REIT Debt	802,979	816,791	36,381	(2,242)	850,930	92	BBB-	6.37%	6.05%	7.31
ABS-Manufactured Housing	180,665	163,729	5,851	(721)	168,859	9	B	7.11%	8.63%	6.55
ABS-Home Equity	405,842	403,907	5,539	(301)	409,145	63	A-	5.07%	5.17%	3.59
ABS-Franchise	69,376	67,545	1,797	(473)	68,869	16	BBB+	7.28%	8.21%	5.34
Agency RMBS	454,962	457,908	960	(1,763)	457,105	11	AAA	4.66%	4.46%	5.42
Total/Average (A)	$3,900,425	$3,851,140	$132,522	$(10,096)	$3,973,566	477	BBB	5.94%	6.16%	5.90

(A) The total current face amount of fixed rate securities was $2,985.9 million, and of floating rate securities was $914.5 million.

Unrealized losses that are considered other than temporary are recognized currently in income. There were no such losses incurred during the six months ended June 30, 2005. The unrealized losses on Newcastle’s securities are primarily the result of market factors, rather than credit impairment, and Newcastle believes their carrying values are fully recoverable over their expected holding period. None of the securities were delinquent as of June 30, 2005.

Securities in an Unrealized Loss Position

Less Than Twelve Months	$865,468	$873,618	$-	$(4,797)	$868,821	88	A+	5.34%	5.12%	5.27
Twelve or More Months	240,307	243,511	-	(5,299)	238,212	35	BBB-	5.71%	5.48%	7.41
Total	$1,105,775	$1,117,129	$-	$(10,096)	$1,107,033	123	A	5.42%	5.19%	5.73

The unrealized losses on a majority of the securities in the “Twelve or More Months” category were caused by changes in market interest rates as well as market credit spreads. None of the securities in this category are in default or delinquent and Newcastle has performed credit analyses in relation to such securities which support its belief that the carrying values of such securities are fully recoverable over their expected holding period. Although management expects to hold these securities until their recovery, there is no assurance that such securities will not be sold or at what price they may be sold.

4. REAL ESTATE RELATED LOANS AND RESIDENTIAL MORTGAGE LOANS

The following is a summary of real estate related loans and residential mortgage loans at June 30, 2005. The loans contain various terms, including fixed and floating rates, self-amortizing and interest only. They are generally subject to prepayment.

					Weighted
					Average
	Current	Carrying	Loan	Wtd. Avg.	Maturity	Delinquent Carrying
Loan Type	Face Amount	Value	Count	Yield	(Years) (C)	Amount
B-Notes	$137,356	$137,658	26	6.93%	2.31	$-
Mezzanine Loans (A)	104,342	104,310	5	7.77%	2.03	-
Bank Loans	135,482	135,819	3	6.91%	2.03	-
Real Estate Loans	14,726	14,339	1	20.02%	2.50	-
ICH CMO Loans (B)	176,462	174,787	106	7.89%	1.81	26,826
Total Real Estate
Related Loans	$568,368	$566,913	141	7.71%	2.04	$26,826
Residential Loans	$498,625	$506,580	1,323	4.33%	3.65	$11,110
Manufactured Housing
Loans	310,526	293,192	8,021	7.85%	4.71	4,347
Total Residential
Mortgage Loans	$809,151	$799,772	9,344	5.62%	4.06	$15,457

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2005
(dollars in tables in thousands, except per share data)

(A)	One of these loans has a contractual exit fee which Newcastle will begin to accrue if and when management believes it is probable that such exit fee will be received.

(B)
In October 2003, pursuant to FIN No. 46, Newcastle consolidated an entity which holds a portfolio of commercial mortgage loans which has been securitized. This investment, which is referred to as the ICH CMO, was previously treated as a non-consolidated residual interest in such securitization. Newcastle exercises no control over the management or resolution of these assets. The primary effect of the consolidation is the requirement that Newcastle reflect the gross loan assets and gross bonds payable of this entity in its financial statements.

(C)	The weighted average maturity for the residential mortgage loan portfolio was calculated based on a constant prepayment rate (CPR) of approximately 20%.

Newcastle has entered into credit derivative instruments with a major investment bank, whereby Newcastle receives the sum of all interest, fees and any positive change in value amounts (the total return cash flows) from a reference asset with a specified notional amount, and pays interest on such notional plus any negative change in value amounts from such asset. These agreements are recorded in Derivative Assets and treated as non-hedge derivatives for accounting purposes and are therefore marked to market through income. Under the agreements, Newcastle is required to post an initial margin deposit to an interest bearing account and additional margin may be payable in the event of a decline in value of the reference asset. Any margin on deposit, less any negative change in value amounts, will be returned to Newcastle upon termination of the contract. The following table presents information on these instruments as of June 30, 2005.

	Reference	Notional	Margin	Receive	Pay	Fair
Month Executed	Asset	Amount	Amount	Interest Rate	Interest Rate	Value
November 2004	Term loan to a retail mall REIT	$106,493	$18,149	LIBOR + 2.00%	LIBOR + 0.500%	$936
February 2005	Term loan to a diversified real estate and finance company	$97,997	$19,599	LIBOR + 3.00%	LIBOR + 0.625%	$483
June 2005	Mezzanine loan to a hotel company	$15,000	$5,224	LIBOR +4.985%	LIBOR + 1.35%	$51

5. RECENT ACTIVITIES

In July 2005, Newcastle entered into a three-year, $50 million revolving credit facility with Key Bank, secured by a deposit account into which cash received by Newcastle from certain eligible CBO investments is deposited. This credit facility involved an upfront fee paid by Newcastle of 0.75% of the $50 million commitment and bears interest at LIBOR + 2.50%. The facility also calls for unused commitment fees of 0.25% if drawn 50% or less, and 0.125% if drawn greater than 50%.

In June 2005, Newcastle closed on the sale of the industrial/distribution property in the Bell Canada portfolio for CAD $47.6 million (USD $38.1 million) and recorded a gain (net of Canadian taxes) of approximately $0.9 million. Newcastle posted a CAD $4.9 million letter of credit to cover potential Canadian taxes arising from this sale, however no taxes are expected to be paid in excess of those accrued at closing.

In June 2005, Newcastle closed on the sale of the last property in the LIV portfolio for €10.4 million (USD $12.7 million) and recorded a loss of approximately $0.7 million.

In April 2005, Newcastle completed its seventh CBO financing, whereby a portfolio of real estate securities and loans was purchased by a consolidated subsidiary which issued $447.0 million face amount of investment grade senior bonds and $53.0 million face amount of non-investment grade subordinated bonds in a private placement. The non-investment grade bonds were retained by Newcastle and the $442.1 million carrying amount of the investment grade bonds, which bore interest at a weighted average effective rate, including discount and issue cost amortization and the effect of hedges, of 4.48%, had an expected weighted average life of approximately 8.9 years. The largest tranche, the $323.0 million face amount of Class I-MM notes, was issued subject to remarketing procedures and related agreements whereby the securities are remarketed and sold on a periodic basis. $439.6 million face amount of the senior bonds bear floating interest rates. Newcastle obtained an interest rate swap in order to hedge its exposure to the risk of changes in market interest rates with respect to these bonds.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2005
(dollars in tables in thousands, except per share data)

Newcastle enters into short-term warehouse agreements with major investment banks for the right to purchase commercial mortgage backed securities, unsecured REIT debt, real estate related loans and asset backed securities for its real estate securities portfolios, prior to their being financed with CBOs. These agreements are treated as non-hedge derivatives for accounting purposes and are therefore marked to market through current income. If the related CBO is not consummated, except as a result of Newcastle’s gross negligence, willful misconduct or breach of contract, Newcastle will be required to pay the Net Loss, if any, as defined, up to the related deposit, less any Excess Carry Amount, as defined, earned on such deposit. The following table summarizes the agreements (in thousands):

June 30, 2005				Income Recorded
	Collateral	Aggregate		Six Months Ended
Deal Status	Accumulated (1)	Deposit	Fair Value	June 30, 2005
Closed	N/A	N/A	N/A	$1,662
Open	$105,195	$10,251	$10,126	$(125)
				$1,537
(1) Excludes $86.3 million of collateral accumulated on balance sheet and recorded in real estate securities.

In March 2005, Newcastle closed on the sale of the vacant property in the Bell Canada portfolio for CAD $14.3 million (USD $11.8 million) and recorded a gain of approximately $0.5 million. Newcastle posted a CAD $1.1 million letter of credit to cover potential Canadian taxes arising from this sale, however no taxes are expected to be paid.

An unconsolidated subsidiary of Newcastle’s that owns a portfolio of convenience and retail gas stores had entered into a property management agreement with a third party servicer which, in March 2005, was transferred to an affiliate of our Manager; the related fees, approximately $20,000 per year for three years, were not changed.

In January 2005, Newcastle sold 3.3 million shares of its common stock in a public offering at a price to the public of $29.60 per share, for net proceeds of approximately $96.6 million. For the purpose of compensating the Manager for its successful efforts in raising capital for Newcastle, in connection with this offering, Newcastle granted options to the Manager to purchase 330,000 shares of Newcastle’s common stock at the public offering price, which were valued at approximately $1.1 million.

During the first six months of 2005, Newcastle’s Manager and certain of the Manager’s employees exercised options to purchase approximately 0.6 million shares of Newcastle’s common stock. In connection with this exercise, Newcastle received proceeds of approximately $9.5 million.

In January 2005, Newcastle, through a consolidated subsidiary, acquired a portfolio of approximately 8,100 manufactured housing loans for an aggregate purchase price of approximately $308.2 million. The loans, which were all current at the time of acquisition, are primarily fixed rate. Newcastle’s acquisition was initially funded with approximately $246.5 million of one-year bonds provided by two investment banks which are subject to adjustment based on the market value and performance of the related portfolio. The debt bears interest at LIBOR + 1.25%. Newcastle obtained an interest rate swap in order to hedge its exposure to the risk of changes in market interest rates with respect to this financing and the anticipated permanent financing of this portfolio.

In January 2005, Newcastle entered into a servicing agreement with a portfolio company of a private equity fund advised by an affiliate of Newcastle’s manager for such company to service the above described portfolio of manufactured housing loans. As compensation under the servicing agreement, the portfolio company will receive, on a monthly basis, a net servicing fee equal to 1.00% per annum on the unpaid principal balance of the loans being serviced.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2005
(dollars in tables in thousands, except per share data)

6. DERIVATIVE INSTRUMENTS

The following table summarizes the notional amounts and fair (carrying) values of Newcastle's derivative financial instruments as of June 30, 2005.

	Notional Amount	Fair Value	Longest Maturity
Interest rate caps, treated as hedges (A)	$356,769	$2,010	October 2015
Interest rate swaps, treated as hedges (A)	$2,394,936	$(26,939)	November 2018
Non-hedge derivative obligations (A) (B)	(B)	$(383)	July 2038

(A)	Included in Derivative Assets or Derivative Liabilities, as applicable. Derivative Liabilities also includes accrued interest.
(B)
Represents two essentially offsetting interest rate caps and two essentially offsetting interest rate swaps, each with notional amounts of $32.5 million, an interest rate cap with a notional amount of $17.5 million, and two interest rate swaps with an aggregate notional amount of $8.0 million.

7. EARNINGS PER SHARE

Newcastle is required to present both basic and diluted earnings per share (“EPS”). Basic EPS is calculated by dividing net income available for common stockholders by the weighted average number of shares of common stock outstanding during each period. Diluted EPS is calculated by dividing net income available for common stockholders by the weighted average number of shares of common stock outstanding plus the additional dilutive effect of common stock equivalents during each period. Newcastle’s common stock equivalents are its outstanding stock options. Net income available for common stockholders is equal to net income less preferred dividends.

The following is a reconciliation of the weighted average number of shares of common stock outstanding on a diluted basis.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Weighted average number of shares of common
stock outstanding, basic	43,768,381	36,160,778	43,496,597	35,281,696
Dilutive effect of stock options, based
on the treasury stock method	359,000	509,825	383,009	546,879
Weighted average number of shares of common
stock outstanding, diluted	44,127,381	36,670,603	43,879,606	35,828,575

As of June 30, 2005, Newcastle’s outstanding options were summarized as follows:

Held by the Manager	1,293,407
Issued to the Manager and subsequently transferred to certain of the Manager’s employees	627,490
Held by directors	12,500
Total	1,933,397

8. INCOME TAXES

Newcastle Investment Corp. is organized and conducts its operations to qualify as a REIT under the Internal Revenue Code. A REIT will generally not be subject to U.S. federal income tax on that portion of its income that it distributes to its stockholders if it distributes at least 90% of its REIT taxable income to its stockholders by prescribed dates and complies with various other requirements. Newcastle has elected to treat NC Circle Holdings II LLC as a taxable REIT subsidiary (“TRS”), effective February 27, 2004. NC Circle Holdings II LLC owns a portion of Newcastle’s investment in one of its unconsolidated subsidiaries. To the extent that NC Circle Holdings II LLC generates taxable income, Newcastle has provided for relevant income taxes based on a blended statutory rate of 40%. Newcastle accounts for income taxes in accordance with the provisions of SFAS No. 109 “Accounting for Income Taxes.” Under SFAS No. 109, Newcastle accounts for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. No such material differences have been recognized through June 30, 2005.

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

We employ leverage in order to achieve our return objectives. We do not have a predetermined target debt to equity ratio as we believe the appropriate leverage for the particular assets we are financing depends on the credit quality of those assets. As of June 30, 2005, our debt to equity ratio was approximately 5.1 to 1. We maintain access to a broad array of capital resources in an effort to insulate our business from potential fluctuations in the availability of capital. We utilize multiple forms of financing including collateralized bond obligations (CBOs), other securitizations, and term loans, as well as short term financing in the form of repurchase agreements and a credit facility.

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

We were formed in 2002 as a subsidiary of Newcastle Investment Holdings Corp. (referred to herein as Holdings). Prior to our initial public offering, Holdings contributed to us certain assets and liabilities in exchange for approximately 16.5 million shares of our common stock. Our operations commenced in July 2002. In May 2003, Holdings distributed to its stockholders all of the shares of our common stock that it held, and it no longer owns any of our common equity. As of June 30, 2005, approximately 2.8 million shares of our common stock were held by an affiliate of our manager and its principals. In addition, an affiliate of our manager held options to purchase approximately 1.3 million shares of our common stock at June 30, 2005.

The following table presents information on shares of our common stock issued since our formation:

			Net Proceeds
Year	Shares Issued	Range of Issue Prices (1)	(millions)
Formation	16,488,517	N/A	N/A
2002	7,000,000	$13.00	$80.0
2003	7,886,316	$20.35-$22.85	$163.4
2004	8,484,648	$26.30-$31.40	$224.3
1st Half 2005	3,930,338	$29.60	$106.1
June 30, 2005	43,789,819

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

Revenues attributable to each segment are disclosed below (unaudited) (in thousands).

	Real Estate Securities		Residential
For the Six Months	and Real Estate	Operating	Mortgage
Ended June 30,	Related Loans	Real Estate	Loans	Unallocated	Total
2005	$147,061	$3,003	$25,338	$326	$175,728
2004	$106,096	$2,181	$8,443	$201	$116,921

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

Variable Interest Entities

In December 2003, Financial Accounting Standards Board Interpretation (“FIN”) No. 46R “Consolidation of Variable Interest Entities” was issued as a modification of FIN 46. FIN 46R clarified the methodology for determining whether an entity is a variable interest entity (“VIE”) and the methodology for assessing who is the primary beneficiary of a VIE. VIEs are defined as entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. A VIE is required to be consolidated by its primary beneficiary, and only by its primary beneficiary, which is defined as the party who will absorb a majority of the VIE’s expected losses or receive a majority of the expected residual returns as a result of holding variable interests.

We have historically consolidated our existing CBO transactions (the “CBO Entities”) because we own the entire equity interest in each of them, representing a substantial portion of their capitalization, and we control the management and resolution of their assets. We have determined that certain of the CBO Entities are VIEs and that we are the primary beneficiary of each of these VIEs and will therefore continue to consolidate them. We have also determined that the application of FIN 46R did not result in a change in our accounting for any other entities which were previously consolidated. However, it did cause us to consolidate one entity which was previously not consolidated, ICH CMO, as described below under “- Liquidity and Capital Resources.” We will continue to analyze future CBO entities, as well as other investments, pursuant to the requirements of FIN 46R. These analyses require considerable judgment in determining the primary beneficiary of a VIE since they involve subjective probability weighting of subjectively determined possible cash flow scenarios. The result could be the consolidation of an entity acquired or formed in the future that would otherwise not have been consolidated or the non-consolidation of such an entity that would otherwise have been consolidated.

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

Revenue Recognition on Securities

Income on these securities is recognized using a level yield methodology based upon a number of assumptions that are subject to uncertainties and contingencies. Such assumptions include the expected disposal date of such security and the rate and timing of principal and interest receipts (which may be subject to prepayments, delinquencies and defaults). These uncertainties and contingencies are difficult to predict and are subject to future events, and economic and market conditions, which may alter the assumptions. For securities acquired at a discount for credit quality, the income recognized is based on a “loss adjusted yield” whereby a provision for expected credit losses is accrued on a periodic basis.

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

Impairment of Loans

We purchase, directly and indirectly, real estate related, commercial mortgage and residential mortgage loans, including manufactured housing loans, to be held for investment. We must periodically evaluate each of these loans or loan pools for possible impairment. Impairment is indicated when it is deemed probable that we will be unable to collect all amounts due according to the contractual terms of the loan, or, for loans acquired at a discount for credit quality, when it is deemed probable that we will be unable to collect as anticipated. Upon determination of impairment, we would establish a specific valuation allowance with a corresponding charge to earnings. Significant judgment is required both in determining impairment and in estimating the resulting loss allowance. We have recorded approximately $0.2 million of impairment with respect to the ICH CMO loans in 2005. To date, no other impairments have been recorded.

Revenue Recognition on Loans

Income on these loans is recognized similarly to that on our securities and is subject to similar uncertainties and contingencies. For loans acquired at a discount for credit quality, the income recognized is based on a “loss adjusted yield” whereby a provision for expected credit losses is accrued on a periodic basis.

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

RESULTS OF OPERATIONS

The following table summarizes the changes in our results of operations from the three and six months ended June 30, 2004 to the three months ended June 30, 2005 (dollars in thousands):

	Period to Period		Period to Period
	Change		Percent Change
	Six Months Ended	Three Months Ended	Six Months Ended	Three Months Ended
	June 30, 2005/2004	June 30, 2005/2004	June 30, 2005/2004	June 30, 2005/2004	Explanation
Interest Income	$61,256	$30,571	58%	54%	(1)
Rental and escalation income	810	693	37%	68%	(2)
Gain on settlement of investments	(3,259)	(811)	(34%)	(18%)	(3)

Interest expense	43,851	23,176	72%	71%	(1)
Property operating expense	62	9	5%	2%	(2)
Loan and security servicing expense	1,520	719	93%	84%	(1)
Provision for credit losses	1,899	1,187	N/A	N/A	(4)
General and administrative expense	(86)	163	(4%)	14%	(5)
Management fee to affiliate	1,619	753	33%	29%	(6)
Incentive compensation to affiliate	(755)	(353)	(21%)	(29%)	(6)
Depreciation and amortization	63	40	30%	42%	(2)
Equity in earnings of unconsolidated
subsidiaries, net of taxes on related
taxable subsidiaries	(195)	(825)	(6%)	(37%)	(7)
Income from continuing operations	$10,439	$3,934	23%	16%

(1)	Changes in interest income and expense are primarily related to our acquisition during the period of interest bearing assets and related financings, as follows:

	Six Months Ended June 30, 2005/2004		Three Months Ended June 30, 2005/2004
	Period to Period Increase (Decrease)		Period to Period Increase (Decrease)
	Interest Income	Interest Expense	Interest Income	Interest Expense
Real estate security and loan portfolios (A)	$26,443	$18,369	$14,434	$9,922
Agency RMBS	6,213	5,657	3,888	3,577
Residential mortgage loan portfolio	3,071	4,091	1,316	2,064
Manufactured housing loan portfolio	13,297	6,592	6,903	3,474
Other real estate related loans	7,851	892	2,966	476
Other (B)	4,381	8,250	1,064	3,663
	$61,256	$43,851	$30,571	$23,176

(A)	Represents our fifth, sixth and seventh CBO financings and the acquisition of the related collateral, as well as the deposit on our eighth CBO financing.
(B)	Primarily due to increasing interest rates on floating rate assets and liabilities owned during the entire period, with interest expense offset by the repayment of debt as a result of property sales.

Changes in loan and security servicing expense are also primarily due to these acquisitions.

(2)	These changes are primarily the result of the effect of the sale of certain properties and the termination of a lease, offset by foreign currency fluctuations.

(3)
These changes are primarily a result of the volume of sales of real estate securities. Sales of real estate securities are based on a number of factors including credit, asset type and industry and can be expected to increase or decrease from time to time. Periodic fluctuations in the volume of sales of securities is dependent upon, among other things, management’s assessment of credit risk, asset concentration, portfolio balance and other factors.

(4)	These changes are primarily the result of the acquisition of loan pools at a discount for credit quality.

(5)
The decrease in general and administrative expense is primarily a result of decreased Canadian taxes, offset by increased professional fees related to our compliance with the Sarbanes-Oxley Act of 2002.

(6)
The increase in management fees is a result of our increased size resulting from our equity issuances during this period. The decrease in incentive compensation is primarily a result of the FFO loss we recorded related to the sale of properties during the period, offset by our increased earnings.

(7)
The decrease in earnings from unconsolidated subsidiaries is primarily a result of a decrease in earnings from an interest in an LLC which owns a portfolio of convenience and retail gas stores. A significant portion of such portfolio has been sold during the period. Note that the amounts shown are net of income taxes on related taxable subsidiaries.

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

We expect that our cash on hand and our cash flow provided by operations will satisfy our liquidity needs with respect to our current investment portfolio over the next twelve months. However, we currently expect to seek additional capital in order to grow our investment portfolio. We have an effective shelf registration statement with the SEC which allows us to issue various types of securities, such as common stock, preferred stock, depository shares, debt securities and warrants, from time to time, up to an aggregate of $750 million, of which approximately $351 million remained available as of June 30, 2005.

We expect to meet our long-term liquidity requirements, specifically the repayment of our debt obligations, through additional borrowings and the liquidation or refinancing of our assets at maturity. We believe that the value of these assets is, and will continue to be, sufficient to repay our debt at maturity under either scenario. Our ability to meet our long-term liquidity requirements relating to capital required for the growth of our investment portfolio is subject to obtaining additional equity and debt financing. Decisions by investors and lenders to enter into such transactions with us will depend upon a number of factors, such as our historical and projected financial performance, compliance with the terms of our current credit arrangements, industry and market trends, the availability of capital and our investors’ and lenders’ policies and rates applicable thereto, and the relative attractiveness of alternative investment or lending opportunities. We maintain access to a broad array of capital resources in an effort to insulate our business from potential fluctuations in the availability of capital.

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

We expect to meet our short-term liquidity requirements generally through our cash flow provided by operations and our credit facility, as well as investment specific borrowings. In addition, at June 30, 2005 we had an unrestricted cash balance of $69.0 million. Our cash flow provided by operations differs from our net income due to four primary factors: (i) accretion of discount or premium on our real estate securities and loans (including the accrual of interest and fees payable at maturity), discount on our debt obligations, deferred financing costs and interest rate cap premiums, and deferred hedge gains and losses, (ii) gains and losses from sales of assets financed with CBOs, (iii) depreciation of our operating real estate, and (iv) straight-lined rental income. Proceeds from the sale of assets which serve as collateral for our CBO financings, including gains thereon, are required to be retained in the CBO structure until the related bonds are retired and are therefore not available to fund current cash needs.

Our match-funded investments are financed long-term and their credit status is continuously monitored; therefore, these investments are expected to generate a generally stable current return, subject to interest rate fluctuations. See “Quantitative and Qualitative Disclosures About Market Risk -- Interest Rate Exposure” below. Our remaining investments, financed with short term repurchase agreements, are also subject to refinancing risk upon the maturity of the related debt. See “Debt Obligations” below.

With respect to our operating real estate, we expect to incur expenditures of approximately $4.3 million relating to tenant improvements, in connection with the inception of leases, and capital expenditures during the twelve months ending June 30, 2006.

With respect to one of our real estate related loans, we were committed to fund up to an additional $20.9 million at June 30, 2005, subject to certain conditions to be met by the borrower.

Debt Obligations

The following tables present certain information regarding our debt obligations and related hedges as of June 30, 2005 (unaudited) (dollars in thousands):

Debt Obligation/Collateral	Month Issued	Current Face Amount	Carrying Value	Unhedged Weighted Average Funding Cost	Final Stated Maturity	Weighted Average Funding Cost (1)	Weighted Average Maturity (Years)	Face Amount of Floating Rate Debt	Collateral Carrying Value	Collateral Weighted Average Maturity(Years)	Face Amount of Floating Rate Collateral	Aggregate Notional Amount of Currently Effective Hedges

CBO Bonds Payable

Real estate securities	Jul 1999	$430,307	$426,614	4.82% (2)	Jul 2038	4.72%	3.77	$335,307	$588,391	5.55	$-	$281,907
Real estate securities and loans	Apr 2002	444,000	440,725	4.56% (2)	Apr 2037	6.37%	4.95	372,000	470,917	5.91	83,527	290,000
Real estate securities and loans	Mar 2003	472,000	468,160	4.51% (2)	Mar 2038	4.74%	6.82	427,800	499,035	5.31	140,171	276,060
Real estate securities and loans	Sep 2003	460,000	455,399	4.13% (2)	Sep 2038	4.80%	6.31	442,500	497,368	4.58	232,045	192,500
Real estate securities and loans	Mar 2004	414,000	410,261	4.17% (2)	Mar 2039	4.37%	7.41	382,750	425,167	5.93	189,370	165,300
Real estate securities and loans	Sep 2004	454,500	450,391	4.06% (2)	Sep 2039	4.43%	7.70	442,500	502,789	6.00	252,794	189,373
Real estate securities and loans	Apr 2005	447,000	442,132	3.65% (2)	Apr 2040	4.48%	8.77	439,600	484,557	7.02	185,143	243,501
		3,121,807	3,093,682			4.85%	6.53	2,842,457	3,468,224	5.74	1,083,050	1,638,641

Other Bonds Payable
ICH CMO loans (3)	(3)	152,108	152,108	6.64% (2)	Aug 2030	6.64%	1.72	3,645	174,787	1.81	3,645	-
Manufactured housing loans (4)	Jan 2005	231,928	231,445	LIBOR+1.25%	Jan 2006	5.45%	0.58	231,928	293,193	4.71	-	232,515
		384,036	383,553			5.92%	1.03	235,573	467,980	3.63	3,645	232,515

Notes Payable
Real estate related loan	Nov 2003	66,631	66,631	LIBOR+1.50%	Nov 2006	4.75%	1.39	66,631	83,039	1.40	83,039	-
Residential mortgage loans (4)	Nov 2004	407,882	407,882	LIBOR+0.15%	Nov 2007	3.47%	1.78	407,882	435,955	3.57	435,955	-
		474,513	474,513			3.65%	1.72	474,513	518,994	3.22	518,994	-
Repurchase Agreements (4)
Residential mortgage loans (5)	Rolling	60,579	60,579	LIBOR+0.43%	Sep 2005	3.90%	0.25	60,579	62,670	4.20	62,670	-
ABS-manufactured housing (6)	Rolling	92,352	92,352	LIBOR+0.63%	Various (8)	4.43%	0.23	92,352	116,024	5.87	-	78,800
Agency RMBS (7)	Rolling	444,538	444,538	LIBOR+0.13%	Jul 2005	4.31%	0.08	444,538	457,105	5.42	-	430,685
Real estate securities	Rolling	26,334	26,334	LIBOR+0.71%	Various (9)	3.98%	0.18	26,334	40,308	2.67	12,450	14,295
Real estate related loans	Rolling	53,500	53,500	LIBOR+1.00%	Various (9)	4.19%	0.30	53,500	70,000	1.40	70,000	-
		677,303	677,303			4.27%	0.14	677,303	746,107	4.86	145,120	523,780
Total debt obligations		$4,657,659	$4,629,051			4.73%	4.66	$4,229,846	$5,201,305	5.18	$1,750,809	$2,394,936

(1)	Includes the effect of applicable hedges.
(2)	Weighted average, including floating and fixed rate classes.
(3)	See "Liquidity and Capital Resources" below regarding the consolidation of ICH CMO.
(4)	Subject to potential mandatory prepayments based on collateral value.
(5)	The counterparty on this repo is Bear Stearns Mortgage Capital Corporation.
(6)	The counterparty on these repos is Greenwich Capital Markets Inc.
(7)	The counterparty on this repo is Bank of America Securities LLC.
(8)	The longest maturity is September 05.
(9)	The longest maturity is October 05.

Our long-term debt obligations existing at June 30, 2005 (gross of $28.6 million of discounts) are expected to mature as follows (unaudited) (in thousands):

Period from July 1, 2005 through December 31, 2005	$682,553
2006	293,310
2007	407,882
2008	-
2009	-
2010	-
Thereafter	3,273,914
Total	$4,657,659

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

Two classes of CBO bonds, with an aggregate of $718.0 million face amount, were issued subject to remarketing procedures and related agreements whereby such bonds are remarketed and sold on a periodic basis. $395.0 million of these bonds are fully insured by third parties with respect to the timely payment of interest and principal thereon.

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

Other

We have entered into credit derivative instruments with a major investment bank, whereby we receive the sum of all interest, fees and any positive change in value amounts (the total return cash flows) from a reference asset with a specified notional amount, and pay interest on such notional plus any negative change in value amounts from such asset. These agreements are recorded in Derivative Assets and treated as non-hedge derivatives for accounting purposes and are therefore marked to market through income. Under the agreements, we are required to post an initial margin deposit to an interest bearing account and additional margin may be payable in the event of a decline in value of the reference asset. Any margin on deposit, less any negative change in value amounts, will be returned to us upon termination of the contract. The following table presents information on these instruments as of June 30, 2005.

	Reference	Notional	Margin	Receive	Pay	Fair
Month Executed	Asset	Amount	Amount	Interest Rate	Interest Rate	Value
November 2004	Term loan to a retail mall REIT	$106,493	$18,149	LIBOR + 2.00%	LIBOR + 0.500%	$936
February 2005	Term loan to a diversified real	$97,997	$19,599	LIBOR + 3.00%	LIBOR + 0.625%	$483
	estate and finance company
June 2005	Mezzanine loan to a hotel company	$15,000	$5,224	LIBOR +4.985%	LIBOR + 1.35%	$51

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

June 30, 2005				Income Recorded
	Collateral	Aggregate	Fair	Six Months Ended
Deal Status	Accumulated (1)	Deposit	Value	June 30, 2005
Closed	N/A	N/A	N/A	$1,662
Open	$105,195	$10,251	$10,126	$(125)
				$1,537
(1) Excludes $86.3 million of collateral accumulated on balance sheet and recorded in real estate securities.

In July 2005, we entered into a three-year, $50 million revolving credit facility with Key Bank, secured by a deposit account into which cash received by us from certain eligible CBO investments is deposited. This credit facility involved an upfront fee paid by us of 0.75% of the $50 million commitment and bears interest at LIBOR + 2.50%. The facility also calls for unused commitment fees of 0.25% if drawn 50% or less, and 0.125% if drawn greater than 50%.

Stockholders’ Equity

Common Stock

The following table presents information on shares of our common stock issued since December 31, 2004:

Period	Shares Issued	Range of Issue Prices (1)	Net Proceeds (millions)	Options Granted to Manager
First Half 2005	3,930,338	$29.60	$106.1	330,000

(1)	Excludes shares issued pursuant to the exercise of options and shares issued to our independent directors.

At June 30, 2005, we had 43,789,819 shares of common stock outstanding.

As of June 30, 2005, our outstanding options were summarized as follows:

Held by the Manager	1,293,407
Issued to the Manager and subsequently transferred to certain of the Manager’s employees	627,490
Held by directors	12,500
Total	1,933,397

Preferred Stock

In March 2003, we issued 2.5 million shares of 9.75% Series B Cumulative Redeemable Preferred Stock (the “Series B Preferred”). The Series B Preferred has a $25 liquidation preference, no maturity date and no mandatory redemption. We have the option to redeem the Series B Preferred beginning in March 2008.

Other Comprehensive Income

During the six months ended June 30, 2005, our accumulated other comprehensive income changed due to the following factors (in thousands):

Accumulated other comprehensive income, December 31, 2004	$71,770
Unrealized gain on securities	25,302
Reclassification of realized (gain) on securities into earnings	(1,936)
Foreign currency translation	(2,154)
Reclassification of realized foreign currency translation into earnings	(626)
Unrealized (loss) on derivatives designated as cash flow hedges	(13,849)
Reclassification of realized (gain) on derivatives designated as cash flow hedges into earnings	1,274
Accumulated other comprehensive income, June 30, 2005	$79,781

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

In addition, the slight strengthening of the U.S. dollar against the Canadian dollar has resulted in a decrease in unrealized gains on our Canadian operating real estate.

Common Dividends Paid

Declared for		Amount
the Period Ended	Paid	Per Share
March 31, 2005	April 27, 2005	$0.625
June 30, 2005	July 27, 2005	$0.625

Cash Flow

Net cash flow provided by operating activities increased from $26.3 million for the six months ended June 30, 2004 to $88.2 million for the six months ended June 30, 2005. This change primarily resulted from the acquisition and settlement of our investments as described above.

Investing activities (used) ($714.0 million) and ($588.8 million) during the six months ended June 30, 2005 and 2004, respectively. Investing activities consisted primarily of investments made in certain real estate securities and other real estate related assets, net of proceeds from the sale or settlement of investments.

Financing activities provided $656.8 million and $633.5 million during the six months ended June 30, 2005 and 2004, respectively. The equity issuances, borrowings and debt issuances described above served as the primary sources of cash flow from financing activities. Offsetting uses included the payment of related deferred financing costs, the purchase of hedging instruments, the payment of dividends, and the repayment of debt as described above.

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

Our general financing strategy focuses on the use of match-funded structures. This means that we seek to match the maturities of our debt obligations with the maturities of our investments to minimize the risk that we have to refinance our liabilities prior to the maturities of our assets, and to reduce the impact of changing interest rates on our earnings. In addition, we generally match-fund interest rates on our investments with like-kind debt (i.e., fixed rate assets are financed with fixed rate debt and floating rate assets are financed with floating rate debt), directly or through the use of interest rate swaps, caps or other financial instruments, or through a combination of these strategies, which allows us to reduce the impact of changing interest rates on our earnings. See “Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Exposure” below.

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

The commercial mortgage and asset backed securities we invest in are generally junior in right of payment of interest and principal to one or more senior classes, but benefit from the support of one or more subordinate classes of securities or other form of credit support within a securitization transaction. The senior unsecured REIT debt securities we invest in reflect comparable credit risk. Credit risk refers to each individual borrower’s ability to make required interest and principal payments on the scheduled due dates. We believe, based on our due diligence process, that these securities offer attractive risk-adjusted returns with long-term principal protection under a variety of default and loss scenarios. While the expected yield on these securities is sensitive to the performance of the underlying assets, the more subordinated securities or other features of the securitization transaction, in the case of commercial mortgage and asset backed securities, and the issuer's underlying equity and subordinated debt, in the case of senior unsecured REIT debt securities, are designed to bear the first risk of default and loss. We further minimize credit risk by actively monitoring our real estate securities portfolio and the underlying credit quality of our holdings and, where appropriate, repositioning our investments to upgrade the credit quality and yield on our investments. While we have not experienced any significant credit losses, in the event of a significant rising interest rate environment and/or economic downturn, loan and collateral defaults may increase and result in credit losses that would adversely affect our liquidity and operating results.

Our real estate securities portfolio is diversified by asset type, industry, location and issuer. At June 30, 2005, we had 514 real estate securities and loans, excluding the ICH CMO loans as described above. Our largest investment in a real estate security or real estate related loan was $83.0 million and our average investment size was $8.8 million at June 30, 2005. Furthermore, our real estate securities are supported by pools of underlying loans. For instance, our CMBS investments had over 18,000 underlying loans at June 30, 2005. We expect that this diversification also helps to minimize the risk of capital loss. At June 30, 2005, our real estate securities and real estate related loans (excluding the ICH CMO loans) had an overall weighted average credit rating of approximately BBB, and approximately 70% had an investment grade rating (BBB- or higher).

Our real estate securities are also subject to spread risk. Our fixed rate securities are valued based on a market credit spread over the rate payable on fixed rate U.S. Treasuries of like maturity. In other words, their value is dependent on the yield demanded on such securities by the market based on their credit relative to U.S. Treasuries. Excessive supply of such securities combined with reduced demand will generally cause the market to require a higher yield on such securities, resulting in the use of a higher (or “wider”) spread over the benchmark rate (usually the applicable U.S. Treasury security yield) to value such securities. Under such conditions, the value of our real estate securities portfolio would tend to decline. Conversely, if the spread used to value such securities were to decrease (or “tighten”), the value of our real estate securities portfolio would tend to increase. Our floating rate securities are valued based on a market credit spread over LIBOR and are effected similarly by changes in LIBOR spreads. Such changes in the market value of our real estate securities portfolio may affect our net equity, net income or cash flow directly through their impact on unrealized gains or losses on available-for-sale securities, and therefore our ability to realize gains on such securities, or indirectly through their impact on our ability to borrow and access capital. If the value of our securities subject to repurchase agreements were to decline, it could affect our ability to refinance such securities upon the maturity of the related repurchase agreements. See “ Quantitative and Qualitative Disclosures About Market Risk - Credit Spread Curve Exposure” below.

Furthermore, shifts in the U.S. Treasury yield curve, which represents the market’s expectations of future interest rates, would also affect the yield required on our real estate securities and therefore their value. This would have similar effects on our real estate securities portfolio and our financial position and operations to a change in spreads.

Loans

Similar to our real estate securities portfolio, we are subject to credit and spread risk with respect to our real estate related, commercial mortgage and residential mortgage loan portfolios. However, unlike our real estate securities portfolio, our loans do not benefit from the support of junior classes of securities, but rather bear the first risk of default and loss. We believe that this credit risk is mitigated through our due diligence process and periodic reviews of the borrower’s payment history, delinquency status, and the relationship of the loan balance to the underlying property value. At June 30, 2005, our residential mortgage loan portfolio was characterized by high credit quality borrowers with a weighted average FICO score of 715 at origination, and had a weighted average loan to value ratio of 72.8%. As of June 30, 2005, approximately $436 million face amount of our residential mortgage loans were held in securitized form, of which over 93% of the principal balance was AAA rated.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2005, we had the following material off-balance sheet arrangement:

-
The $10.1 million carrying value of our deposit on our eighth real estate securities portfolio, as described above under “- Liquidity and Capital Resources.” Except as a result of our gross negligence, willful misconduct or breach of contract, our potential loss is limited to the amount shown, which is included in our consolidated balance sheet.

At this time, we do not anticipate a substantial risk of incurring a loss with respect to the arrangement.

We are also party to three total return swaps which are treated as non-hedge derivatives. For further information on these investments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

CONTRACTUAL OBLIGATIONS

During the first six months of 2005, we had all of the material contractual obligations referred to in our annual report on Form 10-K for the year ended December 31, 2004, as well as the following:

Contract Category	Change
CBO bonds payable	The financing for our seventh real estate securities and loans portfolio was closed in April 2005.
Other bonds payable	The financing for the January 2005 purchase of a portfolio of manufactured housing loans was obtained.
Interest rate swaps, treated as hedges	The floating rate bonds in our seventh CBO transaction were hedged with an interest rate swap.
Real estate securities portfolio deposit	We have begun accumulating collateral for our eighth CBO transaction under an agreement with a major investment bank.

The terms of these contracts are described under “Quantitative and Qualitative Disclosures About Market Risk” below.

INFLATION

We believe that our risk of increases in the market interest rates on our floating rate debt as a result of inflation is largely offset by our use of match-funding and hedging instruments as described above. See "Quantitative and Qualitative Disclosure About Market Risk – Interest Rate Exposure" below.

FUNDS FROM OPERATIONS

We believe FFO is one appropriate measure of the operating performance of real estate companies because it provides investors with information regarding our ability to service debt and make capital expenditures. We also believe that FFO is an appropriate supplemental disclosure of operating performance for a REIT due to its widespread acceptance and use within the REIT and analyst communities.  Furthermore, FFO is used to compute our incentive compensation to the Manager. FFO, for our purposes, represents net income available for common stockholders (computed in accordance with GAAP), excluding extraordinary items, plus depreciation of operating real estate, and after adjustments for unconsolidated subsidiaries, if any. We consider gains and losses on resolution of our investments to be a normal part of our recurring operations and therefore do not exclude such gains and losses when arriving at FFO. Adjustments for unconsolidated subsidiaries, if any, are calculated to reflect FFO on the same basis. FFO prior to the commencement of our operations includes certain adjustments related to our predecessor’s investment in Fund I. FFO does not represent cash generated from operating activities in accordance with GAAP and therefore should not be considered an alternative to net income as an indicator of our operating performance or as an alternative to cash flow as a measure of liquidity and is not necessarily indicative of cash available to fund cash needs. Our calculation of FFO may be different from the calculation used by other companies and, therefore, comparability may be limited.

Funds from Operations (FFO) is calculated as follows (unaudited) (in thousands):
	For the Six	For the Three
	Months Ended	Months Ended
	June 30, 2005	June 30, 2005
Income available for common stockholders	$55,118	$27,957
Operating real estate depreciation	405	114
Accumulated depreciation on operating real estate sold	(6,939)	(5,110)
Funds from Operations (FFO)	$48,584	$22,961

Funds from Operations was derived from the Company's segments as follows (unaudited) (in thousands):

	Book Equity at June 30, 2005	Average Invested Common Equity for the Six Months Ended June 30, 2005 (2)	FFO for the Six Months Ended June 30, 2005	Return on Invested Common Equity (ROE) (3)
Real estate securities and real estate related loans	$663,277	$663,619	$58,880	17.7%
Operating real estate	35,826	58,202	(1,905)	(6.5%	)
Residential mortgage loans	101,854	97,303	5,952	12.2%
Unallocated (1)	(28,923)	(50,193)	(14,343)	N/A
Total (2)	772,034	$768,931	$48,584	12.6%
Preferred stock	62,500
Accumulated depreciation	(3,066)
Accumulated other comprehensive income	79,781
Net book equity	$911,249

	Book Equity at June 30, 2005	Average Invested Common Equity for the Three Months Ended June 30, 2005 (2)	FFO for the Three Months Ended June 30, 2005	Return on Invested Common Equity (ROE) (3)
Real estate securities and real estate related loans	$663,277	$672,467	$30,141	17.9%
Operating real estate	35,826	53,490	(2,859)	(21.4%	)
Residential mortgage loans	101,854	104,342	2,539	9.7%
Unallocated (1)	(28,923)	(51,823)	(6,860)	N/A
Total (2)	772,034	$778,476	$22,961	11.8%
Preferred stock	62,500
Accumulated depreciation	(3,066)
Accumulated other comprehensive income	79,781
Net book equity	$911,249

(1)
Unallocated FFO represents ($3,047) and ($1,524) of preferred dividends and ($11,296) and ($5,336) of corporate general and administrative expense, management fees and incentive compensation for the six and three months ended June 30, 2005, respectively.

(2)	Invested common equity is equal to book equity excluding preferred stock, accumulated depreciation and accumulated other comprehensive income.
(3)	FFO divided by average invested common equity, annualized.

RELATED PARTY TRANSACTIONS

In January 2005, we entered into a servicing agreement with a portfolio company of a private equity fund advised by an affiliate of our manager for such company to service our portfolio of manufactured housing loans. As compensation under the servicing agreement, the portfolio company will receive, on a monthly basis, a net servicing fee equal to 1.00% per annum on the unpaid principal balance of the loans being serviced. We acquired a portfolio of such loans in January 2005 at a cost of approximately $308.2 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the exposure to loss resulting from changes in interest rates, credit spreads, foreign currency exchange rates, commodity prices and equity prices. The primary market risks that we are exposed to are interest rate risk, credit spread risk and foreign currency exchange rate risk. These risks are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. All of our market risk sensitive assets, liabilities and related derivative positions are for non-trading purposes only. For a further understanding of how market risk may affect our financial position or operating results, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Application of Critical Accounting Policies.”

Interest Rate Exposure

Our primary interest rate exposures relate to our real estate securities, loans and floating rate debt obligations, as well as our interest rate swaps and caps. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest-earning assets and the interest expense incurred in connection with our interest-bearing liabilities and hedges. Changes in the level of interest rates also can affect, among other things, our ability to acquire real estate securities and loans, the value of our real estate securities, loans and derivatives, and our ability to realize gains from the settlement of such assets. While our strategy is to utilize interest rate swaps, caps and match-funded financings in order to limit the effects of changes in interest rates on our operations, there can be no assurance that our profitability will not be adversely affected during any period as a result of changing interest rates. As of June 30, 2005, a 100 basis point increase in short term interest rates would decrease our earnings by approximately $0.1 million per annum.

While we have not experienced any significant credit losses, in the event of a significant rising interest rate environment and/or economic downturn, loan and collateral defaults may increase and result in credit losses that would adversely affect our liquidity and operating results.

Interest rate changes may also impact our net book value as our real estate securities and related hedge derivatives are marked to market each quarter. Our loan investments and debt obligations are not marked to market. Generally, as interest rates increase, the value of our fixed rate securities decreases, and as interest rates decrease, the value of such securities will increase. In general, we would expect that over time, decreases in the value of our real estate securities portfolio attributable to interest rate changes will be offset to some degree by increases in the value of our swaps, and vice versa. However, the relationship between spreads on securities and spreads on swaps may vary from time to time, resulting in a net aggregate book value increase or decline. Our real estate securities portfolio is largely financed to maturity through long-term CBO financings that are not redeemable as a result of book value changes. Accordingly, unless there is a material impairment in value that would result in a payment not being received on a security, changes in the book value of our portfolio will not directly affect our recurring earnings or our ability to pay a dividend. As of June 30, 2005, a 100 basis point change in short term interest rates would impact our net book value by approximately $48.6 million.

Our general financing strategy focuses on the use of match-funded structures. This means that we seek to match the maturities of our debt obligations with the maturities of our investments to minimize the risk that we have to refinance our liabilities prior to the maturities of our assets, and to reduce the impact of changing interest rates on our earnings. In addition, we generally match-fund interest rates on our investments with like-kind debt (i.e., fixed rate assets are financed with fixed rate debt and floating rate assets are financed with floating rate debt), directly or through the use of interest rate swaps, caps, or other financial instruments, or through a combination of these strategies, which allows us to reduce the impact of changing interest rates on our earnings. Our entire portfolio of assets and the related liabilities had weighted average lives of 5.01 years and 4.66 years, respectively, as of June 30, 2005. Our financing strategy is dependent on our ability to place the match-funded debt we use to finance our investments at rates that provide a positive net spread. If spreads for such liabilities widen or if demand for such liabilities ceases to exist, then our ability to execute future financings will be severely restricted.

Interest rate swaps are agreements in which a series of interest rate flows are exchanged with a third party (counterparty) over a prescribed period. The notional amount on which swaps are based is not exchanged. In general, our swaps are “pay fixed” swaps involving the exchange of floating rate interest payments from the counterparty for fixed interest payments from us. This can effectively convert a floating rate debt obligation into a fixed rate debt obligation.

Similarly, an interest rate cap or floor agreement is a contract in which we purchase a cap or floor contract on a notional face amount. We will make an up-front payment to the counterparty for which the counterparty agrees to make future payments to us should the reference rate (typically one- or three-month LIBOR) rise above (cap agreements) or fall below (floor agreements) the “strike” rate specified in the contract. Should the reference rate rise above the contractual strike rate in a cap, we will earn cap income; should the reference rate fall below the contractual strike rate in a floor, we will earn floor income. Payments on an annualized basis will equal the contractual notional face amount multiplied by the difference between the actual reference rate and the contracted strike rate.

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

Credit Spread Curve Exposure

Our real estate securities are also subject to spread risk. Our fixed rate securities are valued based on a market credit spread over the rate payable on fixed rate U.S. Treasuries of like maturity. In other words, their value is dependent on the yield demanded on such securities by the market based on their credit relative to U.S. Treasuries. Excessive supply of such securities combined with reduced demand will generally cause the market to require a higher yield on such securities, resulting in the use of higher (or “wider”) spread over the benchmark rate (usually the applicable U.S. Treasury security yield) to value such securities. Under such conditions, the value of our real estate securities portfolio would tend to decline. Conversely, if the spread used to value such securities were to decrease (or “tighten”), the value of our real estate securities portfolio would tend to increase. Our floating rate securities are valued based on a market credit spread over LIBOR and are effected similarly by changes in LIBOR spreads. Such changes in the market value of our real estate securities portfolio may effect our net equity, net income or cash flow directly through their impact on unrealized gains or losses on available-for-sale securities, and therefore our ability to realize gains on such securities, or indirectly through their impact on our ability to borrow and access capital.

Furthermore, shifts in the U.S. Treasury yield curve, which represents the market’s expectations of future interest rates, would also effect the yield required on our real estate securities and therefore their value. This would have similar effects on our real estate securities portfolio and our financial position and operations to a change in spreads.

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

As of June 30, 2005, an immediate 25 basis point movement in credit spreads would impact our net book value by approximately $44.3 million, but would not directly affect our earnings or cash flow.

Currency Rate Exposure

Our primary foreign currency exchange rate exposures relate to our operating real estate and related leases. Our principal direct currency exposure is to the Canadian Dollar. Changes in the currency rates can adversely impact the fair values and earnings streams of our non-U.S. holdings.

We have an investment in the last property of the Bell Canada portfolio. The net equity invested in this property at June 30, 2005, approximately $19.8 million, is exposed to foreign currency exchange risk.

Fair Values

For certain of our financial instruments, fair values are not readily available since there are no active trading markets as characterized by current exchanges between willing parties. Accordingly, fair values can only be derived or estimated for these instruments using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated future cash flows is inherently subjective and imprecise. We note that minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values, and that the fair values reflected below are indicative of the interest rate, credit spread and currency rate environments as of June 30, 2005 and do not take into consideration the effects of subsequent interest rate, credit spread or currency rate fluctuations.

We note that the values of our investments in real estate securities, loans and derivative instruments, primarily interest rate hedges on our debt obligations, are sensitive to changes in market interest rates, interest rate spreads, credit spreads and other market factors. The value of these investments can vary, and has varied, materially from period to period.

Interest Rate Risk

We held the following interest rate and credit spread risk sensitive instruments at June 30, 2005 (unaudited) (dollars in thousands):

		Principal Balance or	Weighted Average	Maturity
	Carrying Value	Notional Amount	Yield/Funding Cost	Date	Fair Value
Assets:
Real estate securities, available for sale (1)	$3,973,566	$3,900,425	6.16%	(1)	$3,973,566
Real estate securities portfolio deposit (2)	10,126	(2)	(2)	(2)	10,126
Real estate related loans (3)	566,913	568,368	7.71%	(3)	572,710
Residential mortgage loans (4)	799,772	809,151	5.62%	(4)	799,772
Interest rate caps, treated as hedges (5)	2,010	356,769	N/A	(5)	2,010
Total return swaps (6)	1,470	(6)	N/A	(6)	1,470

Liabilities:

CBO bonds payable (7)	3,093,682	3,121,807	4.85%	(7)	3,167,208
Other bonds payable (8)	383,553	384,036	5.92%	(8)	391,206
Notes payable (9)	474,513	474,513	3.65%	(9)	474,513
Repurchase agreements (10)	677,303	677,303	4.27%	(10)	677,303
Interest rate swaps, treated as hedges (11)	26,939	2,394,936	N/A	(11)	26,939
Non-hedge derivative obligations (12)	383	(12)	N/A	(12)	383

(1)
These securities contain various terms, including fixed and floating rates, self-amortizing and interest only. Their weighted average maturity is 5.90 years. The fair value of these securities is estimated by obtaining third party broker quotations, if available and practicable, and counterparty quotations.

(2)
The fair value of the real estate securities portfolio deposit, which is treated as a non-hedge derivative, is determined by obtaining third party broker quotations on the underlying securities, if available and practicable, and counterparty quotations, including a counterparty quotation on the portion of the fair value resulting from the Excess Carry Amount, as defined, earned on such deposit. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources” for a further discussion of this deposit.

(3)	Represents the following loans:

	Current
	Face	Carrying	Loan	Weighted Avg.	Weighted Average	Floating Rate Loans as a %
Loan Type	Amount	Value	Count	Yield	Maturity (Years)	of Carrying Value	Fair Value
B-Notes	$137,356	$137,658	26	6.93%	2.31	86.3%	$138,096
Mezzanine Loans	104,342	104,310	5	7.77%	2.03	100.0%	104,310
Bank Loans	135,482	135,819	3	6.91%	2.03	100.0%	135,819
Real Estate Loans	14,726	14,339	1	20.02%	2.50	-%	14,436
ICH CMO Loans	176,462	174,787	106	7.89%	1.81	2.1%	180,049
	$568,368	$566,913	141	7.71%	2.04	64.0%	$572,710

The fixed rate B-Notes were valued by obtaining counterparty quotations. The rest of the B-Notes as well as the mezzanine loans and bank loans, bear floating rates of interest and we believe that, for similar financial instruments with comparable credit risks, their effective rates approximate market rates. Accordingly, the carrying amounts outstanding are believed to approximate fair value. The one fixed rate loan was valued by obtaining a third party valuation. The ICH CMO loans were valued by discounting expected future receipts by a rate calculated based on current market conditions for comparable financial instruments, including market interest rates and credit spreads.

(4)
This aggregate portfolio of residential loans consists of a portfolio of floating rate residential mortgage loans as well as a portfolio of primarily fixed rate manufactured home loans. The $506.6 million portfolio of residential mortgage loans has a weighted average maturity of 3.65 years. We believe that, for similar financial instruments with comparable credit risks, the effective rate on this portfolio approximates a market rate. Accordingly, the carrying amount of this portfolio is believed to approximate fair value. The $293.2 million manufactured housing loan portfolio, which has a weighted average maturity of 4.71 years, was valued by discounting expected future receipts by a rate calculated based on current market conditions for comparable financial instruments, including market interest rates and credit spreads. Based on this analysis, the carrying amount of this portfolio is believed to approximate fair value.

(5)	Represents cap agreements as follows:

Notional Balance	Effective Date	Maturity Date	Capped Rate	Strike Rate	Fair Value
$277,150	Current	March 2009	1-Month LIBOR	6.50%	$217
18,000	January 2010	October 2015	3-Month LIBOR	8.00%	322
8,619	December 2010	June 2015	3-Month LIBOR	7.00%	515
53,000	May 2011	September 2015	1-Month LIBOR	7.50%	956
$356,769					$2,010

The fair value of these agreements is estimated by obtaining counterparty quotations.

(6)
Represents total return swaps which are treated as non-hedge derivatives. The fair value of these agreements, which is included in Derivative Assets, is estimated by obtaining counterparty quotations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for a further discussion of these swaps.

(7)
These bonds were valued by discounting expected future payments by a rate calculated based on current market conditions for comparable financial instruments, including market interest rates and credit spreads. The weighted average maturity of the CBO bonds payable is 6.53 years. The CBO bonds payable amortize principal prior to maturity based on collateral receipts, subject to reinvestment requirements.

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

(9)
The real estate related loan financing matures in November 2006, bears a floating rate of interest and amortizes principal based on collateral receipts. The residential mortgage loan financing matures in November 2007, bears a floating rate of interest, and is subject to adjustment monthly based on the agreed upon market value of the loan portfolio. We believe that, for similar financial instruments with comparable credit risks, their effective rates approximate market rates. Accordingly, the carrying amounts outstanding are believed to approximate fair value.

(10)
These agreements bear floating rates of interest and we believe that, for similar financial instruments with comparable credit risks, the effective rates approximate market rates. Accordingly, the carrying amounts outstanding are believed to approximate fair value. These agreements mature in one to four months.

(11)	Represents swap agreements as follows (in thousands):

Notional Balance	Effective Date	Maturity Date	Swapped Rate	Fixed Rate	Fair Value
$4,757	Current	July 2005	1-Month LIBOR	6.1755%	$11
277,150	Current	March 2009	1-Month LIBOR*	3.1250%	(6,395)
290,000	Current	April 2011	3-Month LIBOR	5.9325%	23,214
276,060	Current	March 2013	3-Month LIBOR	3.8650%	(5,416)
192,500	Current	March 2015	1-Month LIBOR	4.8880%	7,794
165,300	Current	March 2014	3-Month LIBOR	3.9945%	(2,638)
189,373	Current	September 2014	3-Month LIBOR	4.3731%	1,128
243,500	Current	March 2015	1-Month LIBOR	4.8495%	10,032
232,515	Current	February 2014	1-Month LIBOR	4.2070%	492
5,000	Current	November 2008	1-Month LIBOR	3.5400%	(77)
5,000	Current	November 2018	1-Month LIBOR	4.4800%	54
56,800	Current	January 2009	1-Month LIBOR	3.6500%	(731)
12,000	Current	January 2015	1-Month LIBOR	4.5100%	201
76,704	Current	October 2009	1-Month LIBOR	3.7150%	(633)
72,959	Current	September 2009	1-Month LIBOR	3.7090%	(603)
25,116	Current	December 2009	1-Month LIBOR	3.8290%	(138)
8,513	Current	August 2009	1-Month LIBOR	4.0690%	8
24,699	Current	February 2010	1-Month LIBOR	4.1030%	36
38,786	Current	April 2010	1-Month LIBOR	4.5310%	506
33,610	Current	March 2010	1-Month LIBOR	4.5260%	433
28,317	Current	April 2010	1-Month LIBOR	4.1640%	87
48,024	Current	March 2010	1-Month LIBOR	4.0910%	54
49,320	Current	May 2010	1-Month LIBOR	3.9900%	(83)
24,638	Current	April 2010	1-Month LIBOR	3.9880%	(41)
14,295	Current	January 2009	1-Month LIBOR	3.2900%	(356)
$2,394,936					$26,939
*up to 6.50%

(12)
These are two essentially offsetting interest rate caps and two essentially offsetting interest rate swaps, each with notional amounts of $32.5 million, an interest rate cap with a notional balance of $17.5 million, and two interest rate swaps with an aggregate notional amount of $8.0 million. The maturity date of the purchased swap is July 2009; the maturity date of the sold swap is July 2014, the maturity date of the $32.5 million caps is July 2038, the maturity date of the $17.5 million cap is July 2009, and the maturity dates of the latter swaps are November 2008 ($6.0 million) and January 2009 ($2.0 million). The fair value of these agreements is estimated by obtaining counterparty quotations.

Currency Rate Risk

We held the following currency rate risk sensitive balances at June 30, 2005 (unaudited) (U.S. dollars; in thousands, except exchange rates):

	Carrying		Current	Effect of a 5%
	Amount	Local	Exchange	Negative Change in
	(USD)	Currency	Rate to USD	CAD Rate
Assets:
Bell Canada property	$16,110	CAD	1.2251	$(806)
Bell Canada other, net	3,723	CAD	1.2251	(186)
Total				$(992)

USD refers to U.S. dollars; CAD refers to Canadian dollars.

ITEM 4. CONTROLS AND PROCEDURES

(a)
Disclosure Controls and Procedures. The Company's management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information is recorded, processed, summarized and reported accurately and on a timely basis. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective.

(b)
Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings

The Company is not party to any material legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

3.1	Articles of Amendment and Restatement (incorporated by reference to the Registrant's Registration Statement on Form S-11 (File No. 333-90578), Exhibit 3.1).

3.2	Articles Supplementary Relating to the Series B Preferred Stock (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003, Exhibit 3.3).

3.3	By-laws (incorporated by reference to the Registrant's Registration Statement on Form S-11 (File No. 333-90578), Exhibit 3.2).

4.1
Rights Agreement between the Registrant and American Stock Transfer and Trust Company, as Rights Agent, dated October 16, 2002 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2002, Exhibit 4.1).

10.1
Amended and Restated Management and Advisory Agreement by and among the Registrant and Fortress Investment Group LLC, dated September23, 2003 (incorporated by reference to the Registrant’s Registration Statement on Form S-11 (File No. 333-106135), Exhibit 10.1).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

NEWCASTLE INVESTMENT CORP. (Registrant)

Date: August 8, 2005	By:	/s/ Wesley R. Edens
Wesley R. Edens
Chairman of the Board Chief Executive Officer

Date: August 8, 2005	By:	/s/ Debra A. Hess
Debra A. Hess
Chief Financial Officer