Form 10-Q
period 2005-09-30
NEWCASTLE INVESTMENT CORP
filed 2005-11-09
CIK 1175483

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                    FORM 10-Q

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

                                       or

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

      For the transition period from ________________ to ________________

                        Commission File Number: 001-31458
                        ---------------------------------

                           Newcastle Investment Corp.
                           --------------------------
             (Exact name of registrant as specified in its charter)

           Maryland                                      81-0559116
---------------------------------           ------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

      1251 Avenue of the Americas, New York, NY          10020
      -----------------------------------------          -----
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act). Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

Common stock, $0.01 par value per share: 43,912,909 shares outstanding as of November 4, 2005.

                           NEWCASTLE INVESTMENT CORP.
                                    FORM 10-Q

                                      INDEX

                                                                                   PAGE
                                                                                   ----
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheets as of September 30, 2005 (unaudited) and
        December 31, 2004                                                             1

        Consolidated Statements of Income (unaudited) for the three and nine
        months ended September 30, 2005 and 2004                                      2

        Consolidated Statements of Stockholders' Equity (unaudited) for the nine
        months ended September 30, 2005 and 2004                                      3

        Consolidated Statements of Cash Flows (unaudited) for the nine months
        ended September 30, 2005 and 2004                                             4

        Notes to Consolidated Financial Statements (unaudited)                        6

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        of Operations                                                                15

Item 3. Quantitative and Qualitative Disclosures About Market Risk                   30

Item 4. Controls and Procedures                                                      35

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                            36

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds                  36

Item 3. Defaults upon Senior Securities                                              36

Item 4. Submission of Matters to a Vote of Security Holders                          36

Item 5. Other Information                                                            36

Item 6. Exhibits                                                                     36

SIGNATURES                                                                           38

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

This report contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are generally identifiable by use of forward-looking terminology such as "may," "will," "should," "potential," "intend," "expect," "endeavor," "seek," "anticipate," "estimate," "overestimate," "underestimate," "believe," "could," "project," "predict," "continue" or other similar words or expressions. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to, changes in economic conditions generally and the real estate and bond markets specifically; adverse changes in the financing markets we access affecting our ability to finance our real estate securities portfolios in general or particular real estate related assets, or in a manner that maintains our historic net spreads; changes in interest rates and/or credit spreads, as well as the success of our hedging strategy in relation to such changes; the quality and size of the investment pipeline and the rate at which we can invest our cash, including cash inside our CBOs; impairments in the value of the collateral underlying our real estate securities, real estate related loans and residential mortgage loans and the relation of any such impairments to our judgments as to whether changes in the market value of our securities, loans or real estate are temporary or not and whether circumstances bearing on the value of such assets warrant changes in carrying values; legislative/regulatory changes; completion of pending investments; the availability and cost of capital for future investments; competition within the finance and real estate industries; and other risks detailed from time to time in our SEC reports. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect our management's views as of the date of this report. The factors noted above could cause our actual results to differ significantly from those contained in any forward-looking statement. For a discussion of our critical accounting policies see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Application of Critical Accounting Policies."

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this report to conform these statements to actual results.

In addition, risks relating to our management and business, which are described in our SEC reports include, specifically, (1) the following risks relating to our management: (i) We are dependent on our manager and may not find a suitable replacement if our manager terminates the management agreement. Furthermore, we are dependent on the services of certain key employees of our manager and the loss of such services could temporarily adversely affect our operations; (ii) There are conflicts of interest inherent in our relationship with our manager insofar as our manager and its affiliates manage and invest in other pooled investment vehicles (investment funds, private investment funds, or businesses) that invest in real estate securities, real estate related loans and operating real estate and whose investment objectives overlap with our investment objectives. Our management agreement with our manager does not limit or restrict our manager or its affiliates from managing other investment vehicles that invest in investments which meet our investment objectives. Certain investments appropriate for Newcastle may also be appropriate for one or more of these other investment vehicles and our manager or its affiliates may determine to make a particular investment through another investment vehicle rather than through Newcastle. It is possible that we may not be given the opportunity to participate at all in certain investments made by our affiliates that meet our investment objectives; and (iii) Our investment strategy may evolve, in light of existing market conditions and investment opportunities, to continue to take advantage of opportunistic investments in real estate related assets, which may involve additional risks depending upon the nature of such assets and our ability to finance such assets on a short or long term basis; and (2) the following risks relating to our business: (i) Although we seek to match fund our investments to limit refinance risk, in particular with respect to a substantial portion of our investments in real estate securities and loans, we do not employ this strategy with respect to certain of our investments, which increases refinance risks for and, therefore, the yield of these investments; (ii) We may not be able to match fund our investments with respect to maturities and interest rates, which exposes us to the risk that we may not be able to finance or refinance our investments on economically favorable terms; (iii) Prepayment rates can increase, adversely affecting yields on certain of our loans; (iv) The real estate related loans and other direct and indirect interests in pools of real estate properties or loans that we invest in may be subject to additional risks relating to the privately negotiated structure and terms of the transaction, which may result in losses to us; and (v) We finance certain of our investments with debt subject to margin calls based on a decrease in the value of such investments, which could adversely impact our liquidity.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)
--------------------------------------------------------------------------------

                                                                                       September 30, 2005   December 31, 2004
                                                                                           (Unaudited)
                                                                                         ---------------     ---------------
Assets
    Real estate securities, available for sale                                           $     4,088,443     $     3,369,496
    Real estate securities portfolio deposit                                                      24,055              25,411
    Real estate related loans, net                                                               668,558             591,890
    Residential mortgage loans, net                                                              684,321             654,784
    Investments in unconsolidated subsidiaries                                                    32,687              41,230
    Operating real estate, net                                                                    16,839              57,193
    Real estate held for sale                                                                         --              12,376
    Cash and cash equivalents                                                                     16,409              37,911
    Restricted cash                                                                              246,132              77,974
    Derivative assets                                                                             54,161              27,122
    Receivables and other assets                                                                  36,320              37,333
                                                                                         ---------------     ---------------
                                                                                         $     5,867,925     $     4,932,720
                                                                                         ===============     ===============
Liabilities and Stockholders' Equity
Liabilities
    CBO bonds payable                                                                    $     3,093,865     $     2,656,510
    Other bonds payable                                                                          369,082             222,266
    Notes payable                                                                                324,920             652,000
    Repurchase agreements                                                                        983,573             490,620
    Credit facility                                                                               42,000                  --
    Derivative liabilities                                                                        24,106              39,661
    Dividends payable                                                                             28,384              25,928
    Due to affiliates                                                                              6,380               8,963
    Accrued expenses and other liabilities                                                       101,811              40,057
                                                                                         ---------------     ---------------
                                                                                               4,974,121           4,136,005
                                                                                         ---------------     ---------------
Stockholders' Equity
    Preferred stock, $0.01 par value, 100,000,000 shares authorized, 2,500,000 shares of Series B Cumulative Redeemable Preferred Stock, liquidation
     preference $25.00 per share, issued and outstanding                                          62,500              62,500
    Common stock, $0.01 par value, 500,000,000 shares authorized,  43,789,819 and
     39,859,481 shares issued and outstanding at September 30, 2005 and
     December 31, 2004, respectively                                                                 438                 399
    Additional paid-in capital                                                                   782,091             676,015
    Dividends in excess of earnings                                                              (13,265)            (13,969)
    Accumulated other comprehensive income                                                        62,040              71,770
                                                                                         ---------------     ---------------
                                                                                                 893,804             796,715
                                                                                         ---------------     ---------------
                                                                                         $     5,867,925     $     4,932,720
                                                                                         ===============     ===============

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(dollars in thousands, except share data)
--------------------------------------------------------------------------------

                                                                Three Months Ended                    Nine Months Ended
                                                                   September 30,                        September 30,
                                                        ---------------------------------     ---------------------------------
                                                             2005               2004               2005               2004
                                                        --------------     --------------     --------------     --------------
Revenues
   Interest income                                      $       91,191     $       55,767     $      257,617     $      160,937
   Rental and escalation income                                  1,871              1,152              4,850              3,321
   Gain on investments                                           6,788              6,227             13,111             15,809
                                                        --------------     --------------     --------------     --------------
                                                                99,850             63,146            275,578            180,067
                                                        --------------     --------------     --------------     --------------
Expenses
   Interest expense                                             58,681             33,612            163,238             94,318
   Property operating expense                                      594                616              1,827              1,787
   Loan and security servicing expense                           1,483                742              4,646              2,385
   Provision for credit losses                                   4,091                 --              5,990                 --
   General and administrative expense                            1,034              1,180              3,251              3,484
   Management fee to affiliate                                   3,316              2,790              9,895              7,750
   Incentive compensation to affiliate                           2,416              2,494              5,271              6,104
   Depreciation and amortization                                   182                108                453                316
                                                        --------------     --------------     --------------     --------------
                                                                71,797             41,542            194,571            116,144
                                                        --------------     --------------     --------------     --------------
Income before equity in earnings of unconsolidated
 subsidiaries                                                   28,053             21,604             81,007             63,923
Equity in earnings of unconsolidated subsidiaries                1,104              4,893              4,628              8,334
Income taxes on related taxable subsidiaries                       (43)            (1,714)              (321)            (1,714)
                                                        --------------     --------------     --------------     --------------
Income from continuing operations                               29,114             24,783             85,314             70,543
Income (loss) from discontinued operations                          86                185              2,051               (550)
                                                        --------------     --------------     --------------     --------------
Net Income                                                      29,200             24,968             87,365             69,993
Preferred dividends                                             (1,523)            (1,523)            (4,570)            (4,570)
                                                        --------------     --------------     --------------     --------------
Income Available For Common Stockholders                $       27,677     $       23,445     $       82,795     $       65,423
                                                        ==============     ==============     ==============     ==============
Net Income Per Share of Common Stock
   Basic                                                $         0.63     $         0.61     $         1.90     $         1.80
                                                        ==============     ==============     ==============     ==============
   Diluted                                              $         0.63     $         0.60     $         1.88     $         1.77
                                                        ==============     ==============     ==============     ==============
Income from continuing operations per share of
 common stock, after preferred dividends
   Basic                                                $         0.63     $         0.61     $         1.85     $         1.82
                                                        ==============     ==============     ==============     ==============
   Diluted                                              $         0.63     $         0.60     $         1.84     $         1.79
                                                        ==============     ==============     ==============     ==============
Income (loss) from discontinued operations per
 share of common stock
   Basic                                                $         0.00     $         0.00     $         0.05     $        (0.02)
                                                        ==============     ==============     ==============     ==============
   Diluted                                              $         0.00     $         0.00     $         0.04     $        (0.02)
                                                        ==============     ==============     ==============     ==============
Weighted Average Number of Shares of
   Common Stock Outstanding
   Basic                                                    43,789,819         38,234,481         43,595,411         36,273,142
                                                        ==============     ==============     ==============     ==============
   Diluted                                                  44,121,263         38,882,991         43,961,044         36,851,038
                                                        ==============     ==============     ==============     ==============
Dividends Declared per Share of Common Stock            $        0.625     $        0.600     $        1.875     $        1.800
                                                        ==============     ==============     ==============     ==============

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(dollars in thousands)
--------------------------------------------------------------------------------

                                                                                                                    Dividends
                                                   Preferred Stock              Common Stock          Additional    in Excess
                                              ------------------------    ------------------------     Paid-in         of
                                                Shares        Amount        Shares        Amount       Capital      Earnings
                                              ----------    ----------    ----------    ----------    ----------    ----------
Stockholders' equity - December 31, 2004       2,500,000    $   62,500    39,859,481    $      399    $  676,015    $  (13,969)
Dividends declared                                    --            --            --            --            --       (86,661)
Issuance of common stock                              --            --     3,300,000            33        96,518            --
Exercise of common stock options                      --            --       628,330             6         9,491            --
Issuance of common stock to directors                 --            --         2,008            --            67            --
Comprehensive income:
  Net income                                          --            --            --            --            --        87,365
  Net unrealized loss on securities                   --            --            --            --            --            --
  Reclassification of net realized (gain)
    on securities into earnings                       --            --            --            --            --            --
  Foreign currency translation                        --            --            --            --            --            --
  Reclassification of realized foreign
    currency translation into earnings                --            --            --            --            --            --
  Unrealized gain on derivatives
    designated as cash flow hedges                    --            --            --            --            --            --
  Reclassification of realized loss on
    derivatives designated as cash flow
    hedges into earnings                              --            --            --            --            --            --

  Total comprehensive income
                                              ----------    ----------    ----------    ----------    ----------    ----------
Stockholders' equity - September 30, 2005      2,500,000    $   62,500    43,789,819    $      438    $  782,091    $  (13,265)
                                              ==========    ==========    ==========    ==========    ==========    ==========

Stockholders' equity - December 31, 2003       2,500,000    $   62,500    31,374,833    $      314    $  451,806    $  (14,670)
Dividends declared                                    --            --            --            --            --       (71,278)
Issuance of common stock                              --            --     6,750,000            67       172,643            --
Exercise of common stock options                      --            --       107,500             1         1,428            --
Issuance of common stock to directors                 --            --         2,148            --            60            --
Comprehensive income:
  Net income                                          --            --            --            --            --        69,993
  Net unrealized gain on securities                   --            --            --            --            --            --
  Reclassification of net realized (gains)
    on securities into earnings                       --            --            --            --            --            --
  Foreign currency translation                        --            --            --            --            --            --
  Reclassification of realized foreign
    currency translation into earnings                --            --            --            --            --            --
  Unrealized gain on derivatives
    designated as cash flow hedges                    --            --            --            --            --            --
  Reclassification of realized losses on
    derivatives designated as cash flow
    hedges into earnings                              --            --            --            --            --            --

  Total comprehensive income
                                              ----------    ----------    ----------    ----------    ----------    ----------
Stockholders' equity - September 30, 2004      2,500,000    $   62,500    38,234,481    $      382    $  625,937    $  (15,955)
                                              ==========    ==========    ==========    ==========    ==========    ==========

                                                 Accum.          Total
                                                 Other          Stock-
                                                 Comp.         holders'
                                                Income          Equity
                                              ----------     ----------
Stockholders' equity - December 31, 2004      $   71,770     $  796,715
Dividends declared                                    --        (86,661)
Issuance of common stock                              --         96,551
Exercise of common stock options                      --          9,497
Issuance of common stock to directors                 --             67
Comprehensive income:
  Net income                                          --         87,365
  Net unrealized loss on securities              (41,202)       (41,202)
  Reclassification of net realized (gain)
    on securities into earnings                   (7,157)        (7,157)
  Foreign currency translation                    (1,103)        (1,103)
  Reclassification of realized foreign
    currency translation into earnings              (626)          (626)
  Unrealized gain on derivatives
    designated as cash flow hedges                38,701         38,701
  Reclassification of realized loss on
    derivatives designated as cash flow
    hedges into earnings                           1,657          1,657
                                                             ----------
  Total comprehensive income                                     77,635
                                              ----------     ----------
Stockholders' equity - September 30, 2005     $   62,040     $  893,804
                                              ==========     ==========

Stockholders' equity - December 31, 2003      $   39,413     $  539,363
Dividends declared                                    --        (71,278)
Issuance of common stock                              --        172,710
Exercise of common stock options                      --          1,429
Issuance of common stock to directors                 --             60
Comprehensive income:
  Net income                                          --         69,993
  Net unrealized gain on securities               26,468         26,468
  Reclassification of net realized (gains)
    on securities into earnings                  (12,547)       (12,547)
  Foreign currency translation                       535            535
  Reclassification of realized foreign
    currency translation into earnings              (396)          (396)
  Unrealized gain on derivatives
    designated as cash flow hedges                 1,193          1,193
  Reclassification of realized losses on
    derivatives designated as cash flow
    hedges into earnings                              60             60
                                              ----------     ----------
  Total comprehensive income                                     85,306
                                              ----------     ----------
Stockholders' equity - September 30, 2004     $   54,726     $  727,590
                                              ==========     ==========

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)
(dollars in thousands)
--------------------------------------------------------------------------------

                                                                                     Nine Months Ended September 30,
                                                                                   -----------------------------------
                                                                                         2005                2004
                                                                                   ---------------     ---------------
Cash Flows From Operating Activities
   Net income                                                                      $        87,365     $        69,993
   Adjustments to reconcile net income to net cash provided by operating activities (inclusive of amounts related to discontinued operations):
       Depreciation and amortization                                                           629               1,675
       Accretion of discount and other amortization                                            174                  81
       Equity in earnings of unconsolidated subsidiaries                                    (4,628)             (8,334)
       Distributions of operating earnings from unconsolidated subsidiaries                  4,049                  --
       Deferred rent                                                                        (1,776)             (1,112)
       Gain on investments                                                                 (13,893)            (14,600)
       Unrealized gain on non-hedge derivatives                                             (6,559)             (2,559)
       Provision for credit losses                                                           5,990                  --
       Non-cash directors' compensation                                                         67                  60
   Change in:
       Restricted cash                                                                    (117,679)               (390)
       Receivables and other assets                                                         (1,016)             (2,380)
       Due to affiliates                                                                    (2,583)              4,568
       Accrued expenses and other liabilities                                               61,993              (4,841)
                                                                                   ---------------     ---------------
              Net cash provided by operating activities                                     12,133              42,161
                                                                                   ---------------     ---------------
Cash Flows From Investing Activities
   Purchase of real estate securities                                                     (815,728)         (1,290,694)
   Proceeds from sale of real estate securities                                             50,082             179,490
   Deposit on real estate securities (treated as a derivative)                             (32,439)            (55,408)
   Purchase of and advances on loans                                                      (609,567)           (400,365)
   Proceeds from settlement of loans                                                         1,024             123,595
   Repayments of loan and security principal                                               540,749             340,494
   Margin deposit on derivative instruments                                                (39,099)                 --
   Proceeds from sale of derivative instruments                                                762                  --
   Payments on settlement of derivative instruments                                         (1,112)                 --
   Purchase and improvement of operating real estate                                          (188)               (292)
   Proceeds from sale of operating real estate                                              52,333              27,426
   Contributions to unconsolidated subsidiaries                                                 --             (26,789)
   Distributions of capital and gains from unconsolidated subsidiaries                       9,122              12,366
   Payment of deferred transaction costs                                                       (38)               (276)
                                                                                   ---------------     ---------------
              Net cash used in investing activities                                       (844,099)         (1,090,453)
                                                                                   ---------------     ---------------

Continued on Page 5

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)
(dollars in thousands)
--------------------------------------------------------------------------------

                                                                                     Nine Months Ended September 30,
                                                                                   -----------------------------------
                                                                                         2005                2004
                                                                                   ---------------     ---------------
Cash Flows From Financing Activities
   Issuance of CBO bonds payable                                                           442,034             859,643
   Repayments of CBO bonds payable                                                          (7,364)            (26,762)
   Issuance of other bonds payable                                                         246,547                  --
   Repayments of other bonds payable                                                       (98,786)                 --
   Borrowings under notes payable                                                               --              40,000
   Repayments of notes payable                                                            (327,080)            (38,612)
   Borrowings under repurchase agreements                                                  675,500             368,300
   Repayments of repurchase agreements                                                    (182,547)           (259,743)
   Draws on credit facility                                                                 42,000                  --
   Issuance of common stock                                                                 97,680             175,628
   Costs related to issuance of common stock                                                (1,129)             (2,918)
   Exercise of common stock options                                                          9,497               1,429
   Dividends paid                                                                          (84,205)            (64,025)
   Payment of deferred financing costs                                                      (1,683)             (2,453)
                                                                                   ---------------     ---------------
              Net cash provided by financing activities                                    810,464           1,050,487
                                                                                   ---------------     ---------------
Net Increase in Cash and Cash Equivalents                                                  (21,502)              2,195
Cash and Cash Equivalents, Beginning of Period                                              37,911              60,403
                                                                                   ---------------     ---------------
Cash and Cash Equivalents, End of Period                                           $        16,409     $        62,598
                                                                                   ===============     ===============
Supplemental Disclosure of Cash Flow Information
    Cash paid during the period for interest expense                               $       153,122     $        94,569
    Cash paid during the period for income taxes                                   $           443     $            --
Supplemental Schedule of Non-Cash Investing and Financing Activities
    Common stock dividends declared but not paid                                   $        27,369     $        22,940
    Preferred stock dividends declared but not paid                                $         1,016     $         1,016
    Deposits used in acquisition of real estate securities (treated as
     derivatives)                                                                  $        44,504     $        75,824

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2005
(dollars in tables in thousands, except per share data)
--------------------------------------------------------------------------------

1. GENERAL

Newcastle Investment Corp. (and its subsidiaries, "Newcastle") is a Maryland corporation that was formed in 2002. Newcastle conducts its business through three primary segments: (i) real estate securities and real estate related loans, (ii) residential mortgage loans, and (iii) operating real estate.

The following table presents information on shares of Newcastle's common stock issued subsequent to its formation:

                                              Range of         Net Proceeds
       Year              Shares Issued    Issue Prices (1)      (millions)
---------------------------------------------------------------------------
     Formation            16,488,517             N/A                N/A
       2002                7,000,000        $       13.00        $ 80.0
       2003                7,886,316        $20.35-$22.85        $163.4
       2004                8,484,648        $26.30-$31.40        $224.3
 Nine Months 2005          3,930,338        $       29.60        $106.1
                         -----------
September 30, 2005        43,789,819
                         ===========

(1) Excludes prices of shares issued pursuant to the exercise of options and shares issued to Newcastle's independent directors.

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

Approximately 2.8 million shares of Newcastle's common stock were held by an affiliate of the Manager and its principals at September 30, 2005. In addition, an affiliate of the Manager held options to purchase approximately 1.3 million shares of Newcastle's common stock at September 30, 2005.

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

2. INFORMATION REGARDING BUSINESS SEGMENTS

Newcastle conducts its business through three primary segments: real estate securities and real estate related loans, residential mortgage loans, and operating real estate.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2005
(dollars in tables in thousands, except per share data)
--------------------------------------------------------------------------------

Summary financial data on Newcastle's segments is given below, together with a reconciliation to the same data for Newcastle as a whole:

                                                    Real Estate
                                                   Securities and    Residential
                                                    Real Estate        Mortgage        Operating
                                                   Related Loans        Loans         Real Estate      Unallocated         Total
                                                    -----------      -----------      -----------      -----------      -----------
September 30, 2005 and the Nine Months then Ended
-------------------------------------------------
Gross revenues                                      $   232,803      $    37,270      $     4,892      $       613      $   275,578
Operating expenses                                       (3,236)          (7,472)          (1,878)         (18,294)         (30,880)
                                                    -----------      -----------      -----------      -----------      -----------
Operating income (loss)                                 229,567           29,798            3,014          (17,681)         244,698
Interest expense                                       (140,240)         (22,646)            (249)            (103)        (163,238)
Depreciation and amortization                                --               --             (350)            (103)            (453)
Equity in earnings of unconsolidated
 subsidiaries (A)                                         2,567               --            1,740               --            4,307
                                                    -----------      -----------      -----------      -----------      -----------
Income (loss) from continuing operations                 91,894            7,152            4,155          (17,887)          85,314
Income (loss) from discontinued operations                   --               --            2,051               --            2,051
                                                    -----------      -----------      -----------      -----------      -----------
Net Income (Loss)                                   $    91,894      $     7,152      $     6,206      $   (17,887)     $    87,365
                                                    ===========      ===========      ===========      ===========      ===========
Revenue derived from non-U.S. sources:
   Canada                                           $        --      $        --      $    10,269      $        --      $    10,269
                                                    ===========      ===========      ===========      ===========      ===========
   Belgium                                          $        --      $        --      $        58      $        --      $        58
                                                    ===========      ===========      ===========      ===========      ===========
Total assets                                        $ 5,125,114      $   690,540      $    35,241      $    17,030      $ 5,867,925
                                                    ===========      ===========      ===========      ===========      ===========
Long-lived assets outside the U.S.:
   Canada                                           $        --      $        --      $    16,839      $        --      $    16,839
                                                    ===========      ===========      ===========      ===========      ===========
December 31, 2004
-----------------
Total assets                                        $ 4,136,203      $   658,643      $   108,322      $    29,552      $ 4,932,720
                                                    ===========      ===========      ===========      ===========      ===========
Long-lived assets outside the U.S.:
   Canada                                           $        --      $        --      $    57,193      $        --      $    57,193
                                                    ===========      ===========      ===========      ===========      ===========
   Belgium                                          $        --      $        --      $    12,376      $        --      $    12,376
                                                    ===========      ===========      ===========      ===========      ===========
Three Months Ended September 30, 2005
-------------------------------------
Gross revenues                                      $    85,742      $    11,932      $     1,889      $       287      $    99,850
Operating expenses                                       (2,460)          (3,144)            (618)          (6,712)         (12,934)
                                                    -----------      -----------      -----------      -----------      -----------
Operating income (loss)                                  83,282            8,788            1,271           (6,425)          86,916
Interest expense                                        (50,992)          (7,588)               2             (103)         (58,681)
Depreciation and amortization                                --               --             (119)             (63)            (182)
Equity in earnings of unconsolidated
 subsidiaries (A)                                           724               --              337               --            1,061
                                                    -----------      -----------      -----------      -----------      -----------
Income (loss) from continuing operations                 33,014            1,200            1,491           (6,591)          29,114
Income (loss) from discontinued operations                   --               --               86               --               86
                                                    -----------      -----------      -----------      -----------      -----------
Net Income (Loss)                                   $    33,014      $     1,200      $     1,577      $    (6,591)     $    29,200
                                                    ===========      ===========      ===========      ===========      ===========
Revenue derived from non-U.S. sources:
   Canada                                           $        --      $        --      $     1,917      $        --      $     1,917
                                                    ===========      ===========      ===========      ===========      ===========
   Belgium                                          $        --      $        --      $        (4)     $        --      $        (4)
                                                    ===========      ===========      ===========      ===========      ===========

(A) Net of income taxes on related taxable subsidiaries.

Continued on Page 8

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2005
(dollars in tables in thousands, except per share data)
--------------------------------------------------------------------------------

                                                        Real Estate
                                                       Securities and   Residential
                                                        Real Estate       Mortgage       Operating
                                                       Related Loans       Loans        Real Estate     Unallocated        Total
                                                        -----------     -----------     -----------     -----------     -----------
Nine Months Ended September 30, 2004
------------------------------------
Gross revenues                                          $   162,983     $    13,331     $     3,338     $       415     $   180,067
Operating expenses                                             (754)         (1,691)         (1,954)        (17,111)        (21,510)
                                                        -----------     -----------     -----------     -----------     -----------
Operating income (loss)                                     162,229          11,640           1,384         (16,696)        158,557
Interest expense                                            (86,703)         (7,208)           (407)             --         (94,318)
Depreciation and amortization                                    --              --            (315)             (1)           (316)
Equity in earnings of unconsolidated subsidiaries (A)         2,922              --           3,698              --           6,620
                                                        -----------     -----------     -----------     -----------     -----------
Income (loss) from continuing operations                     78,448           4,432           4,360         (16,697)         70,543
Income from discontinued operations                              --              --            (550)             --            (550)
                                                        -----------     -----------     -----------     -----------     -----------
Net Income (Loss)                                       $    78,448     $     4,432     $     3,810     $   (16,697)    $    69,993
                                                        ===========     ===========     ===========     ===========     ===========
Revenue derived from non-US sources:
   Canada                                               $        --     $        --     $    10,338     $        --     $    10,338
                                                        ===========     ===========     ===========     ===========     ===========
   Belgium                                              $        --     $        --     $     3,955     $        --     $     3,955
                                                        ===========     ===========     ===========     ===========     ===========
Three Months Ended September 30, 2004
-------------------------------------
Gross revenues                                          $    56,887     $     4,888     $     1,157     $       214     $    63,146
Operating expenses                                             (167)           (600)           (717)         (6,338)         (7,822)
                                                        -----------     -----------     -----------     -----------     -----------
Operating income (loss)                                      56,720           4,288             440          (6,124)         55,324
Interest expense                                            (30,632)         (2,833)           (147)             --         (33,612)
Depreciation and amortization                                    --              --            (107)             (1)           (108)
Equity in earnings of unconsolidated subsidiaries (A)           944              --           2,235              --           3,179
                                                        -----------     -----------     -----------     -----------     -----------
Income (loss) from continuing operations                     27,032           1,455           2,421          (6,125)         24,783
Income from discontinued operations                              --              --             185              --             185
                                                        -----------     -----------     -----------     -----------     -----------
Net Income (Loss)                                       $    27,032     $     1,455     $     2,606     $    (6,125)    $    24,968
                                                        ===========     ===========     ===========     ===========     ===========
Revenue derived from non-US sources:
   Canada                                               $        --     $        --     $     2,895     $        --     $     2,895
                                                        ===========     ===========     ===========     ===========     ===========
   Belgium                                              $        --     $        --     $     1,650     $        --     $     1,650
                                                        ===========     ===========     ===========     ===========     ===========

(A) Net of income taxes on related taxable subsidiaries.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2005
(dollars in tables in thousands, except per share data)
--------------------------------------------------------------------------------

Unconsolidated Subsidiaries

The following table summarizes the activity affecting the equity held by Newcastle in unconsolidated subsidiaries:

                                                                  Operating Real        Real Estate
                                                                 Estate Subsidiary    Loan Subsidiary
                                                                 ----------------     ----------------
      Balance at December 31, 2004                               $         17,778     $         23,452
         Contributions to unconsolidated subsidiaries                          --                   --
         Distributions from unconsolidated
             subsidiaries                                                  (7,686)              (5,485)
         Equity in earnings of unconsolidated
             subsidiaries                                                   2,061                2,567
                                                                 ----------------     ----------------
      Balance at September 30, 2005                              $         12,153     $         20,534
                                                                 ================     ================

Summarized financial information related to Newcastle's unconsolidated subsidiaries was as follows (in thousands):

                                                        Operating
                                                       Real Estate                     Real Estate Loan
                                                    Subsidiary (A) (B)                Subsidiary (A) (C)
                                               -----------------------------     -----------------------------
                                               September 30,    December 31,     September 30,    December 31,
                                                   2005            2004              2005            2004
                                               ------------     ------------     ------------     ------------
Assets                                         $     77,762     $     89,222     $     41,301     $     47,170
Liabilities                                         (53,000)         (53,000)              --               --
Minority interest                                      (456)            (666)            (233)            (266)
                                               ------------     ------------     ------------     ------------
Equity                                         $     24,306     $     35,556     $     41,068     $     46,904
                                               ============     ============     ============     ============
Equity held by Newcastle                       $     12,153     $     17,778     $     20,534     $     23,452
                                               ============     ============     ============     ============

                                              Nine Months Ended September 30,   Nine Months Ended September 30,
                                               -----------------------------     -----------------------------
                                                   2005             2004             2005            2004
                                               ------------     ------------     ------------     ------------
Revenues                                       $      8,287     $     16,869     $      5,195     $      5,963
Expenses                                             (4,088)          (5,843)             (32)             (99)
Minority interest                                       (77)            (203)             (29)             (34)
                                               ------------     ------------     ------------     ------------
Net income (loss)                              $      4,122     $     10,823     $      5,134     $      5,830
                                               ============     ============     ============     ============
Newcastle's equity in net income (loss)        $      2,061     $      5,412     $      2,567     $      2,922
                                               ============     ============     ============     ============

(A) The unconsolidated subsidiaries' summary financial information is presented on a fair value basis, consistent with their internal basis of accounting.

(B)   Included in the operating real estate segment.

(C) Included in the real estate securities and real estate related loans segment.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2005
--------------------------------------------------------------------------------
(dollars in tables in thousands, except per share data)

3. REAL ESTATE SECURITIES

The following is a summary of Newcastle's real estate securities at September 30, 2005, all of which are classified as available for sale and are therefore marked to market through other comprehensive income.

                                                                            Gross Unrealized
                                                                    --------------------------------
                                    Current
                                     Face            Amortized                                             Carrying
Asset Type                          Amount          Cost Basis          Gains             Losses             Value
---------------------------     --------------    --------------    --------------    --------------     --------------
CMBS-Conduit                    $    1,210,967    $    1,175,653    $       36,083    $      (15,800)    $    1,195,936
CMBS-Large Loan                        489,390           486,538             9,728              (509)           495,757
CMBS- B-Note                           180,484           177,245             4,681              (867)           181,059
Unsecured REIT Debt                    842,618           858,526            24,646            (6,707)           876,465
ABS-Manufactured Housing               176,590           159,968             2,415            (1,801)           160,582
ABS-Home Equity                        448,959           447,143             5,156               (97)           452,202
ABS-Franchise                           63,996            62,306             1,610            (1,052)            62,864
Agency RMBS                            667,346           670,308                76            (6,806)           663,578
                                --------------    --------------    --------------    --------------     --------------
Total/Average (A)               $    4,080,350    $    4,037,687    $       84,395    $      (33,639)    $    4,088,443
                                ==============    ==============    ==============    ==============     ==============

                                                                Weighted Average
                                                  ----------------------------------------------
                                                    S&P
                                  Number of      Equivalent                             Maturity
Asset Type                        Securities       Rating      Coupon        Yield       (Years)
                                --------------    --------    --------     --------     --------
CMBS-Conduit                               179        BBB-        6.10%        6.66%        7.46
CMBS-Large Loan                             58         BBB        6.38%        6.62%        2.00
CMBS- B-Note                                32        BBB-        6.63%        6.87%        6.21
Unsecured REIT Debt                         93        BBB-        6.39%        6.02%        7.10
ABS-Manufactured Housing                     9           B        7.11%        8.63%        6.44
ABS-Home Equity                             72          A-        5.54%        5.63%        3.09
ABS-Franchise                               16          A-        6.59%        8.24%        5.07
Agency RMBS                                 18         AAA        4.74%        4.60%        5.07
                                --------------    --------    --------     --------     --------
Total/Average (A)                          477        BBB+        5.98%        6.17%        5.72
                                ==============    ========    ========     ========     ========

(A) The total current face amount of fixed rate securities was $3,211.2 million, and of floating rate securities was $869.1 million.

Unrealized losses that are considered other than temporary are recognized currently in income. There were no such losses incurred during the nine months ended September 30, 2005. The unrealized losses on Newcastle's securities are primarily the result of market factors, rather than credit impairment, and Newcastle believes their carrying values are fully recoverable over their expected holding period. None of the securities were delinquent as of September 30, 2005.

                                                                          Gross Unrealized
                                                                   --------------------------------
                                  Current
Securities in an                    Face            Amortized                                              Carrying
Unrealized Loss Position           Amount          Cost Basis           Gains            Losses              Value
-------------------------      --------------    --------------    --------------    --------------     --------------
Less Than Twelve Months        $    1,487,651    $    1,483,409    $           --    $      (15,749)    $    1,467,660
Twelve or More Months                 541,803           547,981                --           (17,890)           530,091
                               --------------    --------------    --------------    --------------     --------------
Total                          $    2,029,454    $    2,031,390    $           --    $      (33,639)    $    1,997,751
                               ==============    ==============    ==============    ==============     ==============

                                                                Weighted Average
                                                 ----------------------------------------------
                                                   S&P
Securities in an                 Number of      Equivalent                             Maturity
Unrealized Loss Position         Securities       Rating      Coupon       Yield        (Years)
-------------------------      --------------    --------    --------     --------     --------
Less Than Twelve Months                   158          A-        5.68%        5.62%        6.12
Twelve or More Months                      60          A-        5.49%        5.22%        6.99
                               --------------    --------    --------     --------     --------
Total                                     218          A-        5.63%        5.51%        6.35
                               ==============    ========    ========     ========     ========

The unrealized losses on a majority of the securities in the "Twelve or More Months" category were caused by changes in market interest rates, offset by changes in market credit spreads. None of the securities in this category are in default or delinquent and Newcastle has performed credit analyses in relation to such securities which support its belief that the carrying values of such securities are fully recoverable over their expected holding period. Although management expects to hold these securities until their recovery, there is no assurance that such securities will not be sold or at what price they may be sold.

As of September 30, 2005, Newcastle had $172.4 million of restricted cash held in CBO financing structures pending its investment in real estate securities and loans.

4. REAL ESTATE RELATED LOANS AND RESIDENTIAL MORTGAGE LOANS

The following is a summary of real estate related loans and residential mortgage loans at September 30, 2005. The loans contain various terms, including fixed and floating rates, self-amortizing and interest only. They are generally subject to prepayment.

                                                                                        Weighted
                             Current                                                     Average       Delinquent
                              Face        Carrying         Loan         Wtd. Avg.       Maturity        Carrying
Loan Type                    Amount         Value          Count          Yield        (Years) (C)     Amount (D)
                          -----------    -----------    -----------    -----------     -----------    -----------
B-Notes                   $   124,999    $   125,281             26           7.46%           2.19    $        --
Mezzanine Loans (A)           298,522        298,524              7           7.86%           2.17             --
Bank Loans                     57,344         57,657              3           5.96%           2.76             --
Real Estate Loans              20,222         19,792              1          20.02%           2.25             --
ICH CMO Loans (B)             170,951        167,304            100           8.65%           2.90         22,276
                          -----------    -----------    -----------    -----------     -----------    -----------
Total Real Estate
   Related Loans          $   672,038    $   668,558            137           8.18%           2.41    $    22,276
                          ===========    ===========    ===========    ===========     ===========    ===========

Residential Loans         $   397,141    $   403,562          1,087           4.72%           2.80    $     8,099
Manufactured Housing
  Loans                   $   298,330        280,759          7,386           7.85%           4.93          7,637
                          -----------    -----------    -----------    -----------     -----------    -----------
Total Residential
  Mortgage Loans          $   695,471    $   684,321          8,473           6.00%           3.71    $    15,736
                          ===========    ===========    ===========    ===========     ===========    ===========

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2005
--------------------------------------------------------------------------------
(dollars in tables in thousands, except per share data)

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

(C) The weighted average maturity for the residential mortgage loan portfolio was calculated based on a constant prepayment rate (CPR) of approximately 30%.

(D)   This face amount of loans is 30 or more days delinquent.

Newcastle has entered into credit derivative instruments with a major investment bank, whereby Newcastle receives the sum of all interest, fees and any positive change in value amounts (the total return cash flows) from a reference asset with a specified notional amount, and pays interest on such notional plus any negative change in value amounts from such asset. These agreements are recorded in Derivative Assets and treated as non-hedge derivatives for accounting purposes and are therefore marked to market through income. Under the agreements, Newcastle is required to post an initial margin deposit to an interest bearing account and additional margin may be payable in the event of a decline in value of the reference asset. Any margin on deposit (recorded in Restricted Cash), less any negative change in value amounts, will be returned to Newcastle upon termination of the contract. The following table presents information on these instruments as of September 30, 2005.

                          Loan Type of      Notional      Margin         Receive            Pay            Fair
    Month Executed      Reference Asset      Amount       Amount      Interest Rate    Interest Rate      Value
---------------------   -----------------   --------     --------    --------------    --------------    -------
November 2004           Bank Loan           $106,314     $ 18,149    LIBOR + 2.000%    LIBOR + 0.500%    $ 1,396
February 2005           Bank Loan             97,997       19,600    LIBOR + 3.000%    LIBOR + 0.625%      1,406
June 2005               Mezzanine Loan        15,000        5,224    LIBOR +4.985%     LIBOR + 1.350%         99
August 2005             Bank Loan            118,954       15,000    LIBOR + 2.000%    LIBOR + 0.500%      1,933
                                            --------     --------                                        -------
                                            $338,265     $ 57,973                                        $ 4,834
                                            ========     ========                                        =======

5. RECENT ACTIVITIES

In October 2005, Newcastle issued 1.6 million shares ($40.0 million face amount) of its 8.05% Series C Cumulative Redeemable Preferred Stock (the "Series C Preferred") for net proceeds of approximately $38.6 million. The Series C Preferred is non-voting, has a $25 per share liquidation preference, no maturity date and no mandatory redemption. Newcastle has the option to redeem the Series C Preferred beginning in October 2010.

In October 2005, Newcastle's Manager exercised options to acquire approximately
0.1 million shares of Newcastle's common stock for $2.2 million.

In July 2005, Newcastle entered into a three-year, $50.0 million revolving credit facility with Key Bank, secured by a deposit account into which cash received by Newcastle from certain eligible CBO investments is deposited. This credit facility involved an upfront fee paid by Newcastle of 0.75% of the $50 million commitment and bears interest at LIBOR + 2.50%. The facility also calls for unused commitment fees of 0.25% if drawn 50% or less, and 0.125% if drawn greater than 50%. In October 2005, the facility was increased to $75.0 million in exchange for an upfront fee of $0.2 million.

In June 2005, Newcastle closed on the sale of the industrial/distribution property in the Bell Canada portfolio for CAD $47.6 million (USD $38.1 million) and recorded a gain (net of Canadian taxes) of approximately $0.9 million, net of $2.1 million of prepayment penalties on the related debt. Newcastle posted a CAD $4.9 million letter of credit to cover potential Canadian taxes arising from this sale, however no taxes are expected to be paid in excess of those accrued at closing.

In June 2005, Newcastle closed on the sale of the last property in the LIV portfolio for EUR 10.4 million (USD $12.7 million) and recorded a loss of approximately $0.7 million.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2005
--------------------------------------------------------------------------------
(dollars in tables in thousands, except per share data)

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

Newcastle enters into short-term warehouse agreements with major investment banks for the right to purchase commercial mortgage backed securities, unsecured REIT debt and preferred equity, real estate related loans and real estate related asset backed securities for its real estate securities portfolios, prior to their being financed with CBOs. These agreements are treated as non-hedge derivatives for accounting purposes and are therefore marked to market through current income. If the related CBO is not consummated, except as a result of Newcastle's gross negligence, willful misconduct or breach of contract, Newcastle will be required to pay the Net Loss, if any, as defined, up to the related deposit, less any Excess Carry Amount, as defined, earned on such deposit. Although Newcastle currently anticipates completing the most recent CBO in the near term, there is no assurance that such CBO will be consummated or on what terms it will be consummated. The following table summarizes the agreements:

                   September 30, 2005                          Income Recorded
-----------------------------------------------------------  ------------------
 Deal        Collateral           Aggregate        Fair      Nine Months Ended
Status     Accumulated (1)         Deposit        Value      September 30, 2005
-------  ------------------  -----------------  -----------  ------------------
Closed               N/A                 N/A           N/A      $      1,662
Open        $    242,954        $     23,567     $ $24,055               137
                                                                ------------
                                                                $      1,799
                                                                ============

(1) Excludes $98.3 million of collateral accumulated on balance sheet and recorded in real estate securities.

In March 2005, Newcastle closed on the sale of the vacant property in the Bell Canada portfolio for CAD $14.3 million (USD $11.8 million) and recorded a gain of approximately $0.4 million, net of $0.9 million of prepayment penalties on the related debt. Newcastle posted a CAD $1.1 million letter of credit to cover potential Canadian taxes arising from this sale, however no taxes are expected to be paid.

An unconsolidated subsidiary of Newcastle's that owns a portfolio of convenience and retail gas stores had entered into a property management agreement with a third party servicer which, in March 2005, was transferred to an affiliate of our Manager; our allocable portion of the related fees, approximately $20,000 per year for three years, were not changed.

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

During the nine months of 2005, Newcastle's Manager and certain of the Manager's employees exercised options to purchase approximately 0.6 million shares of Newcastle's common stock. In connection with these exercises, Newcastle received proceeds of approximately $9.5 million.

In January 2005, Newcastle, through a consolidated subsidiary, acquired a portfolio of approximately 8,100 manufactured housing loans for an aggregate purchase price of approximately $308.2 million. The loans, which were all current at the time of acquisition, are primarily fixed rate. Newcastle's acquisition was initially funded with approximately $246.5 million of one-year bonds provided by two investment banks which are subject to adjustment based on the market value and performance of the related portfolio. The debt bears interest at LIBOR + 1.25%. Newcastle obtained an interest rate swap in order to hedge its exposure to the risk of changes in market interest rates with respect to this financing and the anticipated permanent financing of this portfolio.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2005
--------------------------------------------------------------------------------
(dollars in tables in thousands, except per share data)

In January 2005, Newcastle entered into a servicing agreement with a portfolio company of a private equity fund advised by an affiliate of Newcastle's manager for such company to service the above described portfolio of manufactured housing loans. As compensation under the servicing agreement, the portfolio company will receive, on a monthly basis, a net servicing fee equal to 1.00% per annum on the unpaid principal balance of the loans being serviced.

6. DERIVATIVE INSTRUMENTS

The following table summarizes the notional amounts and fair (carrying) values of Newcastle's derivative financial instruments, excluding the credit derivative instruments described in Note 4 and the warehouse agreements described in Note 5, as of September 30, 2005.

                                               Notional Amount   Fair Value    Longest Maturity
                                               ---------------   ----------    ----------------
Interest rate caps, treated as hedges (A)       $    361,526    $      2,127      October 2015

Interest rate swaps, treated as hedges (A)      $  2,599,255    $     24,691     November 2018

Non-hedge derivative obligations (A) (B)                 (B)    $        (54)        July 2038

      (A) Included in Derivative Assets or Derivative Liabilities, as applicable. Derivative Liabilities also include accrued interest.

      (B) Represents two essentially offsetting interest rate caps and two essentially offsetting interest rate swaps, each with notional amounts of $32.5 million, an interest rate cap with a notional amount of $17.5 million, and five interest rate swaps with an aggregate notional amount of $16.8 million.

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

The following is a reconciliation of the weighted average number of shares of common stock outstanding on a diluted basis.

                                                   Three Months Ended September 30,    Nine Months Ended September 30,
                                                   --------------------------------    --------------------------------
                                                        2005              2004              2005              2004
                                                   --------------    --------------    --------------    --------------
Weighted average number of shares of common
   stock outstanding, basic                            43,789,819        38,234,481        43,595,411        36,273,142
Dilutive effect of stock options, based
   on the treasury stock method                           331,444           648,510           365,633           577,896
                                                   --------------    --------------    --------------    --------------
Weighted average number of shares of common
   stock outstanding, diluted                          44,121,263        38,882,991        43,961,044        36,851,038
                                                   ==============    ==============    ==============    ==============

As of September 30, 2005, Newcastle's outstanding options were summarized as follows:

Held by the Manager                                          1,293,407
Issued to the Manager and subsequently transferred to
    certain of the Manager's employees                         627,490
Held by directors and former directors                          14,500
                                                             ---------
Total                                                        1,935,397
                                                             =========

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2005
--------------------------------------------------------------------------------
(dollars in tables in thousands, except per share data)

8. INCOME TAXES

Newcastle Investment Corp. is organized and conducts its operations to qualify as a REIT under the Internal Revenue Code of 1986, as amended. A REIT will generally not be subject to U.S. federal corporate income tax on that portion of its income that it distributes to its stockholders if it distributes at least 90% of its REIT taxable income to its stockholders by prescribed dates and complies with various other requirements.

Newcastle has elected to treat NC Circle Holdings II LLC as a taxable REIT subsidiary ("TRS"), effective February 27, 2004. NC Circle Holdings II LLC owns a portion of Newcastle's investment in one of its unconsolidated subsidiaries. To the extent that NC Circle Holdings II LLC generates taxable income, Newcastle has provided for relevant income taxes based on a blended statutory rate of 40%. Newcastle accounts for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. No such material differences have been recognized through September 30, 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following should be read in conjunction with the unaudited consolidated financial statements and notes included herein.

GENERAL

Newcastle Investment Corp. is a real estate investment and finance company. We invest in real estate securities, loans and other real estate related assets. We seek to deliver stable dividends and attractive risk-adjusted returns to our stockholders through prudent asset selection, active management and the use of match funded financing structures, which reduce our interest rate and financing risks. Our objective is to maximize the difference between the yield on our investments and the cost of financing these investments while hedging our interest rate risk. We emphasize asset quality, diversification, match funded financing and credit risk management.

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

We employ leverage in order to achieve our return objectives. We do not have a predetermined target debt to equity ratio as we believe the appropriate leverage for the particular assets we are financing depends on the credit quality of those assets. As of September 30, 2005, our debt to equity ratio was approximately 5.4 to 1. We maintain access to a broad array of capital resources in an effort to insulate our business from potential fluctuations in the availability of capital. We utilize multiple forms of financing including collateralized bond obligations (CBOs), other securitizations, and term loans, as well as short term financing in the form of repurchase agreements and our credit facility.

We seek to match fund our investments with respect to interest rates and maturities in order to minimize the impact of interest rate fluctuations on earnings and reduce the risk of refinancing our liabilities prior to the maturity of the investments. We seek to finance a substantial portion of our real estate securities and loans through the issuance of debt securities in the form of CBOs, which are obligations issued in multiple classes secured by an underlying portfolio of securities. Our CBO financings offer us the structural flexibility to buy and sell certain investments to manage risk and, subject to certain limitations, to optimize returns.

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

The following table presents information on shares of our common stock issued since our formation:

                                              Range of         Net Proceeds
       Year              Shares Issued    Issue Prices (1)      (millions)
---------------------------------------------------------------------------
     Formation            16,488,517             N/A                N/A
       2002                7,000,000        $       13.00        $ 80.0
       2003                7,886,316        $20.35-$22.85        $163.4
       2004                8,484,648        $26.30-$31.40        $224.3
 Nine Months 2005          3,930,338        $       29.60        $106.1
                         -----------
September 30, 2005        43,789,819
                         ===========

(1) Excludes prices of shares issued pursuant to the exercise of options and shares issued to Newcastle's independent directors.

As of September 30, 2005, approximately 2.8 million shares of our common stock were held by an affiliate of our manager and its principals. In addition, an affiliate of our manager held options to purchase approximately 1.3 million shares of our common stock at September 30, 2005.

We are organized and conduct our operations to qualify as a REIT for U.S. federal income tax purposes. As such, we will generally not be subject to U.S. federal corporate income tax on that portion of our income that is distributed to stockholders if we distribute at least 90% of our REIT taxable income to our stockholders by prescribed dates and comply with various other requirements.

We conduct our business by investing in three primary business segments: (i) real estate securities and real estate related loans, (ii) residential mortgage loans and (iii) operating real estate.

Revenues attributable to each segment are disclosed below (unaudited) (in thousands).

                     Real Estate
   For the Nine     Securities and    Residential
   Months Ended      Real Estate       Mortgage       Operating
   September 30,    Related Loans        Loans       Real Estate     Unallocated         Total
   -------------     ------------    ------------    ------------    ------------    ------------
        2005         $    232,803    $     37,270    $      4,892    $        613    $    275,578
        2004         $    162,983    $     13,331    $      3,338    $        415    $    180,067

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

To date, we have consolidated our existing CBO transactions (the "CBO Entities") because we own the entire equity interest in each of them, representing a substantial portion of their capitalization, and we control the management and resolution of their assets. We have determined that certain of the CBO Entities are VIEs and that we are the primary beneficiary of each of these VIEs and will therefore continue to consolidate them. We have also determined that the application of FIN 46R did not result in a change in our accounting for any other entities which were previously consolidated. However, it did cause us to consolidate one entity which was previously not consolidated, ICH CMO, as described below under "- Liquidity and Capital Resources." We will continue to analyze future CBO entities, as well as other investments, pursuant to the requirements of FIN 46R. These analyses require considerable judgment in determining the primary beneficiary of a VIE since they involve subjective probability weighting of subjectively determined possible cash flow scenarios. The result could be the consolidation of an entity acquired or formed in the future that would otherwise not have been consolidated or the non-consolidation of such an entity that would otherwise have been consolidated.

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

Revenue Recognition on Securities

Income on these securities is recognized using a level yield methodology based upon a number of assumptions that are subject to uncertainties and contingencies. Such assumptions include the expected disposal date of such security and the rate and timing of principal and interest receipts (which may be subject to prepayments, delinquencies and defaults). These uncertainties and contingencies are difficult to predict and are subject to future events, and economic and market conditions, which may alter the assumptions. For securities acquired at a discount for credit quality, the net income recognized is based on a "loss adjusted yield" whereby a gross interest yield is recorded in Interest Income, offset by a provision for expected credit losses which is accrued on a periodic basis to Provision for Credit Losses.

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

Impairment of Loans

We purchase, directly and indirectly, real estate related, commercial mortgage and residential mortgage loans, including manufactured housing loans, to be held for investment. We must periodically evaluate each of these loans or loan pools for possible impairment. Impairment is indicated when it is deemed probable that we will be unable to collect all amounts due according to the contractual terms of the loan, or, for loans acquired at a discount for credit quality, when it is deemed probable that we will be unable to collect as anticipated. Upon determination of impairment, we would establish a specific valuation allowance with a corresponding charge to earnings. Significant judgment is required both in determining impairment and in estimating the resulting loss allowance. We have recorded approximately $2.3 million of impairment with respect to the ICH CMO loans in 2005. To date, no other impairments have been recorded.

Revenue Recognition on Loans

Income on these loans is recognized similarly to that on our securities and is subject to similar uncertainties and contingencies. For loans acquired at a discount for credit quality, the net income recognized is based on a "loss adjusted yield" whereby a gross interest yield is recorded in Interest Income, offset by a provision for expected credit losses which is accrued on a periodic basis to Provision for Credit Losses. We have recorded approximately $3.7 million of provision with respect to our residential mortgage loan segment in 2005.

Impairment of Operating Real Estate

We own operating real estate held for investment. We review our operating real estate for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Upon determination of impairment, we would record a write-down of the asset, which would be charged to earnings. Significant judgment is required both in determining impairment and in estimating the resulting write-down. To date, we have determined that no write-downs have been necessary on the operating real estate in our portfolio. In addition, when operating real estate is classified as held for sale, it must be recorded at the lower of its carrying amount or fair value less costs of sale. Significant judgment is required in determining the fair value of such properties. In December 2003, we classified five properties as held for sale and recorded a loss of $1.5 million; these properties were sold in June 2004. In March 2004, we classified one property as held for sale, which did not result in a loss; this property was sold in June 2005 at a loss of $0.7 million. No other losses have been recorded with respect to operating real estate subsequent to our initial public offering.

RESULTS OF OPERATIONS

The following table summarizes the changes in our results of operations from the three and nine months ended September 30, 2004 to the three and nine months ended September 30, 2005 (dollars in thousands):

                                                      Period to Period                   Period to Period
                                                            Change                        Percent Change
                                                -----------------------------      ------------------------------
                                                 Nine Months     Three Months      Nine Months       Three Months
                                                    Ended           Ended             Ended             Ended
                                                September 30,   September 30,     September 30,     September 30,
                                                  2005/2004       2005/2004         2005/2004         2005/2004       Explanation
                                                ------------     ------------      ------------      ------------     ------------
Interest Income                                 $     96,680     $     35,424               60%               64%               (1)
Rental and escalation income                           1,529              719               46%               62%               (2)
Gain on investments                                   (2,698)             561              (17%)               9%               (3)

Interest expense                                      68,920           25,069               73%               75%               (1)
Property operating expense                                40              (22)               2%               (4%)              (2)
Loan and security servicing expense                    2,261              741               95%              100%               (1)
Provision for credit losses                            5,990            4,091              N/A               N/A                (4)
General and administrative expense                      (233)            (146)              (7%)             (12%)              (5)
Management fee to affiliate                            2,145              526               28%               19%               (6)
Incentive compensation to affiliate                     (833)             (78)             (14%)              (3%)              (6)
Depreciation and amortization                            137               74               43%               69%               (2)

Equity in earnings of unconsolidated
   subsidiaries, net of taxes on related              (2,313)          (2,118)             (35%)             (67%)              (7)
   taxable subsidiaries
                                                ------------     ------------      ------------      ------------
Income from continuing operations               $     14,771     $      4,331               21%               17%
                                                ------------     ------------      ------------      ------------

(1) Changes in interest income and expense are primarily related to our acquisition during the periods of interest bearing assets and related financings, as follows:

                                                         Nine Months Ended               Three Months Ended
                                                      September 30, 2005/2004          September 30, 2005/2004
                                                    ----------------------------    -----------------------------
                                                          Period to Period                Period to Period
                                                         Increase (Decrease)             Increase (Decrease)
                                                    ----------------------------    -----------------------------
                                                      Interest        Interest        Interest         Interest
                                                       Income          Expense         Income           Expense
                                                    ------------    ------------    ------------     ------------
Real estate security and loan portfolios (A)        $     40,578    $     29,750    $     14,135     $     11,381
Agency RMBS                                               11,641          10,728           5,428            5,071
Residential mortgage loan portfolio                        2,764           5,491            (307)           1,400
Manufactured housing loan portfolio                       20,650           9,947           7,353            3,355
Other real estate related loans (B)                       17,165           1,938           8,615              857
Other (C)                                                  3,882          11,066             200            3,005
                                                    ------------    ------------    ------------     ------------
                                                    $     96,680    $     68,920    $     35,424     $     25,069
                                                    ------------    ------------    ------------     ------------

      (A) Represents our fifth through our seventh CBO financings and the acquisition of the related collateral, as well as the deposit on our eighth CBO financing (including unrealized gains thereon).

      (B)   Includes unrealized gains on total return swaps.

      (C) Primarily due to increasing interest rates on floating rate assets and liabilities owned during the entire period, with interest expense offset by the repayment of debt as a result of property sales.

      Changes in loan and security servicing expense are also primarily due to these acquisitions.

(2) These changes are primarily the result of the effect of the sale of certain properties and the termination of a lease (including the acceleration of lease termination income), offset by foreign currency fluctuations.

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

(4) These changes are primarily the result of the acquisition of manufactured housing and residential mortgage loan pools at a discount for credit quality and $2.3 million of impairment recorded with respect to the ICH CMO loans.

(5) The decrease in general and administrative expense is primarily a result of decreased insurance and Canadian taxes, offset by increased costs as a result of our increased size.

(6) The increase in management fees is a result of our increased size resulting from our equity issuances during this period. The decrease in incentive compensation is primarily a result of the FFO loss we recorded related to the sale of properties during the period, offset by our increased earnings.

(7) The decrease in earnings from unconsolidated subsidiaries is primarily a result of a decrease in earnings from an interest in an LLC which owns a portfolio of convenience and retail gas stores. A significant portion of such portfolio, which was held for sale from the date it was acquired, has been sold during the period. Note that the amounts shown are net of income taxes on related taxable subsidiaries.

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

We expect that our cash on hand and our cash flow provided by operations, as well as our credit facility, will satisfy our liquidity needs with respect to our current investment portfolio over the next twelve months. However, we currently expect to seek additional capital in order to grow our investment portfolio. We have an effective shelf registration statement with the SEC which allows us to issue various types of securities, such as common stock, preferred stock, depository shares, debt securities and warrants, from time to time, up to an aggregate of $750 million, of which approximately $351 million remained available as of September 30, 2005 ($311 million after the issuance of the Series C Preferred as described below under "- Preferred Stock").

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

Our ability to execute our business strategy, particularly the growth of our investment portfolio, depends to a significant degree on our ability to obtain additional capital. Our core business strategy is dependent upon our ability to finance our real estate securities and other real estate related assets with match funded debt at rates that provide a positive net spread. If spreads for such liabilities widen or if demand for such liabilities ceases to exist, then our ability to execute future financings will be severely restricted. Furthermore, in an environment where spreads are tightening, if spreads tighten on the assets we purchase to a greater degree than they tighten on the liabilities we issue, our net spread will be reduced.

We expect to meet our short-term liquidity requirements generally through our cash flow provided by operations and our credit facility, as well as investment specific borrowings. In addition, at September 30, 2005 we had an unrestricted cash balance of $16.4 million. Our cash flow provided by operations differs from our net income due to four primary factors: (i) accretion of discount or premium on our real estate securities and loans (including the accrual of interest and fees payable at maturity), discount on our debt obligations, deferred financing costs and interest rate cap premiums, and deferred hedge gains and losses, (ii) gains and losses from sales of assets financed with CBOs, (iii) depreciation of our operating real estate, and (iv) straight-lined rental income. Proceeds from the sale of assets which serve as collateral for our CBO financings, including gains thereon, are required to be retained in the CBO structure until the related bonds are retired and are therefore not available to fund current cash needs.

Our match funded investments are financed long-term and their credit status is continuously monitored; therefore, these investments are expected to generate a generally stable current return, subject to interest rate fluctuations. See "Quantitative and Qualitative Disclosures About Market Risk -- Interest Rate Exposure" below. Our remaining investments, generally financed with short term repurchase agreements, are also subject to refinancing risk upon the maturity of the related debt. See "Debt Obligations" below.

With respect to our operating real estate, we expect to incur expenditures of approximately $4.4 million relating to tenant improvements, in connection with the inception of leases, and capital expenditures during the twelve months ending September 30, 2006.

With respect to one of our real estate related loans, we were committed to fund up to an additional $13.3 million at October 31, 2005, subject to certain conditions to be met by the borrower.

Debt Obligations

The following tables present certain information regarding our debt obligations and related hedges as of September 30, 2005 (unaudited) (dollars in thousands):


Debt Obligation/Collateral
--------------------------                                                                                  Weighted   Weighted
                                                  Current               Unhedged Weighted                   Average    Average
                                       Month        Face     Carrying        Average        Final Stated    Funding    Maturity
                                       Issued      Amount      Value       Funding Cost       Maturity      Cost (1)    Years
                                      --------------------------------- ----------------------------------------------------------
CBO Bonds Payable
-----------------
Real estate securities                Jul 1999   $  429,530  $  425,998      5.23% (2)         Jul 2038        4.76%      3.53
Real estate securities and loans      Apr 2002      444,000     440,878      4.97% (2)         Apr 2037        6.46%      4.74
Real estate securities and loans      Mar 2003      472,000     468,291      4.96% (2)         Mar 2038        4.90%      6.45
Real estate securities and loans      Sep 2003      460,000     455,543      4.64% (2)         Sep 2038        5.08%      6.83
Real estate securities and loans      Mar 2004      414,000     410,386      4.63% (2)         Mar 2039        4.65%      7.42
Real estate securities and loans      Sep 2004      454,500     450,514      4.55% (2)         Sep 2039        4.72%      7.45
Real estate securities and loans      Apr 2005      447,000     442,255      3.94% (2)         Apr 2040        4.50%      8.47
                                                 -----------------------                                    ---------  ---------
                                                  3,121,030   3,093,865                                        5.01%      6.40
                                                 -----------------------                                    ---------  ---------
Other Bonds Payable
-------------------
ICH CMO loans (3)                        (3)        146,748     146,748      6.66% (2)         Aug 2030        6.66%      1.60
Manufactured housing loans (4)        Jan 2005      222,576     222,334     LIBOR+1.25%        Jan 2006        5.49%      0.33
                                                 -----------------------                                    ---------  ---------
                                                    369,324     369,082                                        5.96%      0.83
                                                 -----------------------                                    ---------  ---------
Notes Payable
-------------
Residential mortgage loans (4)        Nov 2004      324,920     324,920     LIBOR+0.16%        Nov 2007        4.14%      1.50
                                                 -----------------------                                    ---------  ---------
                                                    324,920     324,920                                        4.14%      1.50
                                                 -----------------------                                    ---------  ---------
Repurchase Agreements (4)(10)
-----------------------------
Residential mortgage loans             Rolling       44,729      44,729     LIBOR+ 0.43%       Dec 2005        4.40%      0.25
ABS-manufactured housing               Rolling       88,596      88,596     LIBOR+ 0.63%       Various (7)     4.44%      0.23
Agency RMBS (5)                        Rolling      644,415     644,415     LIBOR+ 0.13%       Oct 2005 (5)    4.45%      0.08
Real estate securities                 Rolling       26,335      26,335     LIBOR+ 0.71%       Oct 2005        4.23%      0.08
Real estate related loans              Rolling      179,498     179,498     LIBOR+ 1.04%       Oct 2005        4.81%      0.08
                                                 -----------------------                                    ---------  ---------
                                                    983,573     983,573                                        4.51%      0.10
                                                 -----------------------                                    ---------  ---------
Credit facility (6)                                  42,000      42,000     LIBOR+ 2.50% (8)   Jul 2008        5.34%      2.80
                                                 -----------------------                                    ---------  ---------
Total debt obligations                           $4,840,847  $4,813,440                                        4.93%      4.34
                                                 =======================                                    =========  =========

                                                                                               Aggregate
Debt Obligation/Collateral                                      Collateral                     Notional
--------------------------                Face                   Weighted          Face        Amount of
                                         Amount    Collateral    Average          Amount       Currently
                                      of Floating   Carrying     Maturity      of Floating     Effective
                                       Rate Debt      Value     (Years)(9)   Rate Collateral    Hedges
                                      ------------------------------------------------------------------
CBO Bonds Payable
-----------------
Real estate securities                $   334,530  $   576,480       5.29    $           -    $   281,907
Real estate securities and loans          372,000      501,700       5.80           73,142        290,000
Real estate securities and loans          427,800      520,490       5.33          146,860        276,060
Real estate securities and loans          442,500      508,978       4.73          189,679        192,500
Real estate securities and loans          382,750      446,844       5.59          196,300        165,300
Real estate securities and loans          442,500      497,418       5.80          228,453        189,373
Real estate securities and loans          439,600      487,247       6.81          195,809        243,421
                                      -----------  -----------  -----------  -------------    -----------
                                        2,841,680    3,539,157       5.63        1,030,243      1,638,561
                                      -----------  -----------  -----------  -------------    -----------
Other Bonds Payable
-------------------
ICH CMO loans (3)                           3,626      167,304       2.90            3,626              -
Manufactured housing loans (4)            222,576      280,759       4.93                -        237,820
                                      -----------  -----------  -----------  -------------    -----------
                                          226,202      448,063       4.19            3,626        237,820
                                      -----------  -----------  -----------  -------------    -----------
Notes Payable
-------------
Residential mortgage loans (4)            324,920      356,147       2.80          350,640              -
                                      -----------  -----------  -----------  -------------    -----------
                                          324,920      356,147       2.80          350,640              -
                                      -----------  -----------  -----------  -------------    -----------
Repurchase Agreements (4)(10)
-----------------------------
Residential mortgage loans                 44,729       47,415       2.80           46,501              -
ABS-manufactured housing                   88,596      110,133       5.83                -         70,000
Agency RMBS (5)                           644,415      663,578       5.07                -        638,579
Real estate securities                     26,335       40,067       2.36           12,450         14,295
Real estate related loans                 179,498      263,293       2.05          263,330              -
                                      -----------  -----------  -----------  -------------    -----------
                                          983,573    1,124,486       4.27          322,281        722,874
                                      -----------  -----------  -----------  -------------    -----------
Credit facility (6)                        42,000            -       0.00                -              -
                                      -----------  -----------  -----------  -------------    -----------
Total debt obligations                $ 4,418,375  $ 5,467,853       5.02    $   1,706,790    $ 2,599,255
                                      ===========  ===========  ===========  =============    ===========

(1)   Includes the effect of applicable hedges.
(2)   Weighted average, including floating and fixed rate classes.
(3) See "Liquidity and Capital Resources" below regarding the consolidation of ICH CMO.
(4)   Subject to potential mandatory prepayments based on collateral value.
(5)   A maximum of $1 billion is available. The commitment matures in November
      2005.
(6)   A maximum of $75 million can be drawn.
(7)   The longest maturity is December 2005.
(8)   In addition, unused commitment fees of between 0.125% and 0.250% are paid.
(9)   Total excludes credit facility.
(10) The counterparties on our repurchase agreements include: Bank of America Securities LLC ($658.7 million), Bear Stearns Mortgage Capital Corporation ($178.2 million), Greenwich Capital Markets Inc. ($76.6 million), and others ($70.1 million).

Our debt obligations existing at September 30, 2005 (gross of $27.4 million of discounts) had contractual maturities as follows (unaudited) (in thousands):

            Period from October 1, 2005 through December 31, 2005    $  983,573
            2006                                                        222,576
            2007                                                        324,920
            2008                                                         42,000
            2009                                                             --
            2010                                                             --
            Thereafter                                                3,267,778
                                                                     ----------
            Total                                                    $4,840,847
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

Two classes of CBO bonds, with an aggregate $718.0 million face amount, were issued subject to remarketing procedures and related agreements whereby such bonds are remarketed and sold on a periodic basis. $395.0 million of these bonds are fully insured by a third party with respect to the timely payment of interest and principal thereon.

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

In July 2005, we entered into a revolving credit facility with KeyBank, secured by a deposit account into which cash received by us from certain eligible CBO investments is deposited.

Other

We have entered into credit derivative instruments with a major investment bank, whereby we receive the sum of all interest, fees and any positive change in value amounts (the total return cash flows) from a reference asset with a specified notional amount, and pay interest on such notional plus any negative change in value amounts from such asset. These agreements are recorded in Derivative Assets and treated as non-hedge derivatives for accounting purposes and are therefore marked to market through income. Under the agreements, we are required to post an initial margin deposit to an interest bearing account and additional margin may be payable in the event of a decline in value of the reference asset. Any margin on deposit, less any negative change in value amounts, will be returned to us upon termination of the contract. The following table presents information on these instruments as of September 30, 2005.

                          Loan Type of      Notional      Margin         Receive            Pay            Fair
    Month Executed      Reference Asset      Amount       Amount      Interest Rate    Interest Rate      Value
---------------------   -----------------   --------     --------    --------------    --------------    -------
November 2004           Bank Loan           $106,314     $ 18,149    LIBOR + 2.000%    LIBOR + 0.500%    $ 1,396
February 2005           Bank Loan             97,997       19,600    LIBOR + 3.000%    LIBOR + 0.625%      1,406
June 2005               Mezzanine Loan        15,000        5,224    LIBOR +4.985%     LIBOR + 1.350%         99
August 2005             Bank Loan            118,954       15,000    LIBOR + 2.000%    LIBOR + 0.500%      1,933
                                            --------     --------                                        -------
                                            $338,265     $ 57,973                                        $ 4,834
                                            ========     ========                                        =======

We enter into short-term warehouse agreements with major investment banks for the right to purchase commercial mortgage backed securities, unsecured REIT debt and preferred equity, real estate related loans and real estate related asset backed securities for our real estate securities portfolios, prior to their being financed with CBOs. These agreements are treated as non-hedge derivatives for accounting purposes and are therefore marked to market through current income. If the related CBO is not consummated, except as a result of our gross negligence, willful misconduct or breach of contract, we will be required to pay the Net Loss, if any, as defined, up to the related deposit, less any Excess Carry Amount, as defined, earned on such deposit. Although we currently anticipate completing the most recent CBO in the near term, there is no assurance that such CBO will be consummated or on what terms it will be consummated. The following table summarizes the agreements (in thousands):

                   September 30, 2005                          Income Recorded
-----------------------------------------------------------  ------------------
 Deal        Collateral           Aggregate        Fair      Nine Months Ended
Status     Accumulated (1)         Deposit        Value      September 30, 2005
-------  ------------------  -----------------  -----------  ------------------
Closed               N/A                 N/A           N/A      $      1,662
Open        $    242,954        $     23,567     $ $24,055               137
                                                                ------------
                                                                $      1,799
                                                                ============

(1) Excludes $98.3 million of collateral accumulated on balance sheet and recorded in real estate securities.

Stockholders' Equity

Common Stock

The following table presents information on shares of our common stock issued since December 31, 2004:

                                                                            Net Proceeds   Options Granted
           Period           Shares Issued     Range of Issue Prices (1)      (millions)       to Manager
           ------           -------------     -------------------------      ----------       ----------
      Nine Months 2005        3,930,338              $   29.60               $  106.1           330,000

      (1) Excludes prices of shares issued pursuant to the exercise of options and shares issued to our independent directors.

At September 30, 2005, we had 43,789,819 shares of common stock outstanding.

As of September 30, 2005, our outstanding options were summarized as follows:

Held by the Manager                                          1,293,407
Issued to the Manager and subsequently transferred to
    certain of the Manager's employees                         627,490
Held by directors and former directors                          14,500
                                                             ---------
Total                                                        1,935,397
                                                             =========

In October 2005, our Manager exercised options to acquire approximately 0.1 million shares of our common stock for $2.2 million.

Preferred Stock

In March 2003, we issued 2.5 million shares of 9.75% Series B Cumulative Redeemable Preferred Stock (the "Series B Preferred"). In October 2005, we issued 1.6 million shares of 8.05% Series C Cumulative Redeemable Preferred Stock (the "Series C Preferred"). The Series B Preferred and Series C Preferred have a $25 liquidation preference, no maturity date and no mandatory redemption. We have the option to redeem the Series B Preferred beginning in March 2008 and the Series C Preferred beginning in October 2010.

Other Comprehensive Income

During the nine months ended September 30, 2005, our accumulated other comprehensive income changed due to the following factors (in thousands):

      Accumulated other comprehensive income, December 31, 2004                                            $ 71,770
      Net unrealized loss on securities                                                                     (41,202)
      Reclassification of net realized (gain) on securities into earnings                                    (7,157)
      Foreign currency translation                                                                           (1,103)
      Reclassification of realized foreign currency translation into earnings                                  (626)
      Unrealized gain on derivatives designated as cash flow hedges                                          38,701
      Reclassification of realized loss on derivatives designated as cash flow hedges into earnings           1,657
                                                                                                           --------
      Accumulated other comprehensive income, September 30, 2005                                           $ 62,040
                                                                                                           ========

Our book equity changes as our real estate securities portfolio and derivatives are marked-to-market each quarter, among other factors. The primary causes of mark-to-market changes are changes in interest rates and credit spreads. During the period, increasing interest rates and tightening credit spreads resulted in a net decrease in unrealized gains on our real estate securities portfolio. In an environment of widening credit spreads and increasing interest rates, we believe our new investment activities will benefit. While such an environment will likely result in a decrease in the fair value of our existing securities portfolio and, therefore, reduce our book equity and ability to realize gains on such existing securities, it will not directly affect our earnings or our cash flow or our ability to pay dividends.

In addition, the slight strengthening of the U.S. dollar against the Canadian dollar has resulted in a decrease in unrealized gains on our Canadian operating real estate.

Common Dividends Paid

         Declared for                                              Amount
       the Period Ended                  Paid                     Per Share
     ------------------            ----------------               ---------
       March 31, 2005               April 27, 2005                 $0.625
        June 30, 2005                July 27, 2005                 $0.625
     September 30, 2005            October 27, 2005                $0.625

Cash Flow

Net cash flow provided by operating activities decreased from $42.2 million for the nine months ended September 30, 2004 to $12.1 million for the nine months ended September 30, 2005. This change primarily resulted from the acquisition and settlement of our investments as described above.

Investing activities (used) ($844.1 million) and ($1,090.5 million) during the nine months ended September 30, 2005 and 2004, respectively. Investing activities consisted primarily of investments made in certain real estate securities and other real estate related assets, net of proceeds from the sale or settlement of investments.

Financing activities provided $810.5 million and $1,050.5 million during the nine months ended September 30, 2005 and 2004, respectively. The equity issuances, borrowings and debt issuances described above served as the primary sources of cash flow from financing activities. Offsetting uses included the payment of related deferred financing costs, the purchase of hedging instruments, the payment of dividends, and the repayment of debt as described above.

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

Our general financing strategy focuses on the use of match funded structures. This means that we seek to match the maturities of our debt obligations with the maturities of our investments to minimize the risk that we have to refinance our liabilities prior to the maturities of our assets, and to reduce the impact of changing interest rates on our earnings. In addition, we generally match fund interest rates on our investments with like-kind debt (i.e., fixed rate assets are financed with fixed rate debt and floating rate assets are financed with floating rate debt), directly or through the use of interest rate swaps, caps or other financial instruments, or through a combination of these strategies, which allows us to reduce the impact of changing interest rates on our earnings. See "Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Exposure" below.

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

The commercial mortgage and asset backed securities we invest in are generally junior in right of payment of interest and principal to one or more senior classes, but benefit from the support of one or more subordinate classes of securities or other form of credit support within a securitization transaction. The senior unsecured REIT debt securities we invest in reflect comparable credit risk. Credit risk refers to each individual borrower's ability to make required interest and principal payments on the scheduled due dates. We believe, based on our due diligence process, that these securities offer attractive risk-adjusted returns with long-term principal protection under a variety of default and loss scenarios. While the expected yield on these securities is sensitive to the performance of the underlying assets, the more subordinated securities or other features of the securitization transaction, in the case of commercial mortgage and asset backed securities, and the issuer's underlying equity and subordinated debt, in the case of senior unsecured REIT debt securities, are designed to bear the first risk of default and loss. We further minimize credit risk by actively monitoring our real estate securities portfolio and the underlying credit quality of our holdings and, where appropriate, repositioning our investments to upgrade the credit quality on our investments. While we have not experienced any significant credit losses, in the event of a significant rising interest rate environment and/or economic downturn, loan and collateral defaults may increase and result in credit losses that would adversely affect our liquidity and operating results.

Our real estate securities portfolio is diversified by asset type, industry, location and issuer. At September 30, 2005, we had 516 real estate securities and loans, excluding the ICH CMO loans as described above. Our largest investment in a real estate security or real estate related loan was $139 million and our average investment size was $9.6 million at September 30, 2005. The weighted average credit spread on this portfolio (i.e. the yield premium on our investments over the comparable U.S. Treasury rate or LIBOR) was 2.47% as of September 30, 2005. Furthermore, our real estate securities are supported by pools of underlying loans. For instance, our CMBS investments had over 18,700 underlying loans at September 30, 2005. We expect that this diversification helps to minimize the risk of capital loss, and will also enhance the terms of our financing structures. At September 30, 2005, our real estate securities and real estate related loans (excluding the ICH CMO loans) had an overall weighted average credit rating of approximately BBB-, and approximately 69% had an investment grade rating (BBB- or higher).

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

Loans

Similar to our real estate securities portfolio, we are subject to credit and spread risk with respect to our real estate related, commercial mortgage and residential mortgage loan portfolios. However, unlike our real estate securities portfolio, our loans generally do not benefit from the support of junior classes of securities, but rather bear the first risk of default and loss. We believe that this credit risk is mitigated through our due diligence process and periodic reviews of the borrower's payment history, delinquency status, and the relationship of the loan balance to the underlying property value. At September 30, 2005, our residential mortgage loan portfolio was characterized by high credit quality borrowers with a weighted average FICO score of 713 at origination, and had a weighted average loan to value ratio of 72.5%. As of September 30, 2005, approximately $351 million face amount of our residential mortgage loans were held in securitized form, of which over 92% of the principal balance was AAA rated.

Our loan portfolios are diversified by geographic location and by borrower. Our residential mortgage loans and manufactured housing loans were well diversified with 1,087 loans and 7,386 loans, respectively, at September 30, 2005. We believe that this diversification also helps to minimize the risk of capital loss.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2005, we had the following material off-balance sheet arrangement:

      - The $24.1 million carrying value of our deposit on our eighth real estate securities portfolio, as described above under "- Liquidity and Capital Resources." Except as a result of our gross negligence, willful misconduct or breach of contract, our potential loss is limited to the amount shown, which is included in our consolidated balance sheet.

At this time, we do not anticipate a substantial risk of incurring a loss with respect to the arrangement.

We are also party to total return swaps which are treated as non-hedge derivatives. For further information on these investments, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

CONTRACTUAL OBLIGATIONS

During the first nine months of 2005, we had all of the material contractual obligations referred to in our annual report on Form 10-K for the year ended December 31, 2004, as well as the following:

--------------------------------------------------------------------------------
Contract Category             Change
--------------------------------------------------------------------------------
CBO bonds payable             The financing for our seventh real estate
                              securities and loans portfolio was closed in April
                              2005.
--------------------------------------------------------------------------------
Other bonds payable           The financing for the January 2005 purchase of a
                              portfolio of manufactured housing loans was obtained.

--------------------------------------------------------------------------------
Credit facility               We entered into our credit facility.
--------------------------------------------------------------------------------
Interest rate swaps, treated
as hedges                     The floating rate bonds in our seventh CBO
                              transaction and other floating rate debt
                              issuances, as well as certain assets, were
                              hedged with interest rate swaps.
--------------------------------------------------------------------------------
Real estate securities
portfolio deposit             We began accumulating collateral for our
                              eighth CBO transaction under an agreement
                              with a major investment bank.
--------------------------------------------------------------------------------

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

Funds from Operations (FFO) is calculated as follows (unaudited) (in thousands):

                                                            For the Nine    For the Three
                                                            Months Ended     Months Ended
                                                            September 30,   September 30,
                                                                2005             2005
                                                            -------------   -------------
Income available for common stockholders                    $     82,795    $      27,677
Operating real estate depreciation                                   523              118
Accumulated depreciation on operating real estate sold            (6,939)            --
                                                            ------------    -------------
Funds from Operations (FFO)                                 $     76,379    $      27,795
                                                            ============    =============

Funds from Operations was derived from our segments as follows (unaudited) (in thousands):

                                                       Book Equity at    Average Invested
                                                        September 30,     Common Equity            FFO
                                                            2005             for the             for the       Return on
                                                                           Nine Months         Nine Months      Invested
                                                                              Ended               Ended          Common
                                                                          September 30,       September 30,      Equity
                                                                             2005 (2)             2005         (ROE) (3)
                                                       --------------    ----------------     ------------     ---------
Real estate securities and real estate related loans   $      767,574    $        678,203     $     91,894         18.1%
Residential mortgage loans                                     93,940              97,197            7,152          9.8%
Operating real estate                                          34,953              51,244             (210)        (0.5%)
Unallocated (1)                                              (123,851)            (53,320)         (22,457)          N/A
                                                       --------------    ----------------     ------------     ---------
Total (2)                                                     772,616    $        773,324     $     76,379         13.2%
                                                                         ================     ============     =========
Preferred stock                                                62,500
Accumulated depreciation                                       (3,352)
Accumulated other comprehensive income                         62,040
                                                       --------------
Net book equity                                        $      893,804
                                                       ==============

                                                       Book Equity at    Average Invested
                                                        September 30,     Common Equity            FFO
                                                            2005             for the             for the       Return on
                                                                          Three Months        Three Months      Invested
                                                                              Ended              Ended           Common
                                                                          September 30,       September 30,      Equity
                                                                            2005 (2)              2005          (ROE) (3)
                                                       --------------    ----------------     ------------     ---------
Real estate securities and real estate related loans   $      767,574    $        695,459     $     33,014         19.0%
Residential mortgage loans                                     93,940              98,176            1,200          4.9%
Operating real estate                                          34,953              35,212            1,695         19.3%
Unallocated (1)                                              (123,851)            (52,693)          (8,114)          N/A
                                                       --------------    ----------------     ------------     ---------
Total (2)                                                     772,616    $        776,154     $     27,795         14.3%
                                                                         ================     ============     =========
Preferred stock                                                62,500
Accumulated depreciation                                       (3,352)
Accumulated other comprehensive income                         62,040
                                                       --------------
Net book equity                                        $      893,804
                                                       ==============

(1) Unallocated FFO represents ($1,523) and ($4,570) of preferred dividends and ($6,591) and ($17,887) of corporate general and administrative expense, management fees and incentive compensation for the three and nine months ended September 30, 2005, respectively.
(2) Invested common equity is equal to book equity excluding preferred stock, accumulated depreciation and accumulated other comprehensive income.
(3)   FFO divided by average invested common equity, annualized.

RELATED PARTY TRANSACTIONS

In January 2005, we entered into a servicing agreement with a portfolio company of a private equity fund advised by an affiliate of our manager for such company to service our portfolio of manufactured housing loans. As compensation under the servicing agreement, the portfolio company will receive, on a monthly basis, a net servicing fee equal to 1.00% per annum on the unpaid principal balance of the loans being serviced. We acquired a portfolio of such loans in January 2005, in which we had an investment of approximately $280.8 million at September 30, 2005.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the exposure to loss resulting from changes in interest rates, credit spreads, foreign currency exchange rates, commodity prices and equity prices. The primary market risks that we are exposed to are interest rate risk and credit spread risk. These risks are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. All of our market risk sensitive assets, liabilities and related derivative positions are for non-trading purposes only. For a further understanding of how market risk may affect our financial position or operating results, please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations - Application of Critical Accounting Policies."

INTEREST RATE EXPOSURE

Our primary interest rate exposures relate to our real estate securities, loans and floating rate debt obligations, as well as our interest rate swaps and caps. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest-earning assets and the interest expense incurred in connection with our interest-bearing liabilities and hedges. Changes in the level of interest rates also can affect, among other things, our ability to acquire real estate securities and loans, the value of our real estate securities, loans and derivatives, and our ability to realize gains from the settlement of such assets. While our strategy is to utilize interest rate swaps, caps and match funded financings in order to limit the effects of changes in interest rates on our operations, there can be no assurance that our profitability will not be adversely affected during any period as a result of changing interest rates. In the event of a significant rising interest rate environment and/or economic downturn, loan and collateral defaults may increase and result in credit losses that would adversely affect our liquidity and operating results. As of September 30, 2005, a 100 basis point increase in short term interest rates would increase our earnings by approximately $0.4 million per annum.

Interest rate changes may also impact our net book value as our real estate securities and related hedge derivatives are marked to market each quarter. Our loan investments and debt obligations are not marked to market. Generally, as interest rates increase, the value of our fixed rate securities decreases, and as interest rates decrease, the value of such securities will increase. In general, we would expect that over time, decreases in the value of our real estate securities portfolio attributable to interest rate changes will be offset to some degree by increases in the value of our swaps, and vice versa. However, the relationship between spreads on securities and spreads on swaps may vary from time to time, resulting in a net aggregate book value increase or decline. Our real estate securities portfolio is largely financed to maturity through long-term CBO financings that are not redeemable as a result of book value changes. Accordingly, unless there is a material impairment in value that would result in a payment not being received on a security, changes in the book value of our portfolio will not directly affect our recurring earnings or our ability to pay dividends. As of September 30, 2005, a 100 basis point change in short term interest rates would impact our net book value by approximately $43.4 million.

Our general financing strategy focuses on the use of match funded structures. This means that we seek to match the maturities of our debt obligations with the maturities of our investments to minimize the risk that we have to refinance our liabilities prior to the maturities of our assets, and to reduce the impact of changing interest rates on our earnings. In addition, we generally match fund interest rates on our investments with like-kind debt (i.e., fixed rate assets are financed with fixed rate debt and floating rate assets are financed with floating rate debt), directly or through the use of interest rate swaps, caps, or other financial instruments, or through a combination of these strategies, which allows us to reduce the impact of changing interest rates on our earnings. Our entire portfolio of assets and the related liabilities had weighted average lives of 4.83 years and 4.34 years, respectively, as of September 30, 2005. Our financing strategy is dependent on our ability to place the match funded debt we use to finance our investments at rates that provide a positive net spread. If spreads for such liabilities widen or if demand for such liabilities ceases to exist, then our ability to execute future financings will be severely restricted.

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

As of September 30, 2005, an immediate 25 basis point movement in credit spreads would impact our net book value by approximately $43.7 million, but would not directly affect our earnings or cash flow.

FAIR VALUES

Fair values for a majority of our investments are readily obtainable through broker quotations. For certain of our financial instruments, fair values are not readily available since there are no active trading markets as characterized by current exchanges between willing parties. Accordingly, fair values can only be derived or estimated for these instruments using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated future cash flows is inherently subjective and imprecise. We note that minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values, and that the fair values reflected below are indicative of the interest rate and credit spread environments as of September 30, 2005 and do not take into consideration the effects of subsequent interest rate or credit spread fluctuations.

We note that the values of our investments in real estate securities, loans and derivative instruments, primarily interest rate hedges on our debt obligations, are sensitive to changes in market interest rates, interest rate spreads, credit spreads and other market factors. The value of these investments can vary, and has varied, materially from period to period.

Interest Rate and Credit Spread Risk

We held the following interest rate and credit spread risk sensitive instruments at September 30, 2005 (unaudited) (dollars in thousands):

                                                    Carrying   Principal Balance   Weighted Average    Maturity      Fair
                                                      Value    or Notional Amount  Yield/Funding Cost    Date        Value
                                                  -----------  ------------------  ------------------  --------   -----------
Assets:
 Real estate securities, available for sale (1)   $ 4,088,443  $        4,080,350        6.17%           (1)      $ 4,088,443
 Real estate securities portfolio deposit (2)          24,055            Note (2)       Note (2)         (2)           24,055
 Real estate related loans (3)                        668,558             672,038        8.18%           (3)          668,345
 Residential mortgage loans (4)                       684,321             695,471        6.00%           (4)          684,321
 Interest rate caps, treated as hedges (5)              2,127             361,526         N/A            (5)            2,127
 Total return swaps (6)                                 4,834            Note (6)         N/A            (6)            4,834
Liabilities:
 CBO bonds payable (7)                              3,093,865           3,121,030        5.01%           (7)        3,157,337
 Other bonds payable (8)                              369,082             369,324        5.96%           (8)          373,346
 Notes payable (9)                                    324,920             324,920        4.14%           (9)          324,920
 Repurchase agreements (10)                           983,573             983,573        4.51%          (10)          983,573
 Credit facility (11)                                  42,000              42,000        5.34%          (11)           42,000
 Interest rate swaps, treated as hedges (12)          (24,691)          2,599,255         N/A           (12)          (24,691)
 Non-hedge derivative obligations (13)                     54           Note (13)         N/A           (13)               54


(1) These securities contain various terms, including fixed and floating rates, self-amortizing and interest only. Their weighted average maturity is 5.72 years. The fair value of these securities is estimated by obtaining third party broker quotations, if available and practicable, and counterparty quotations.

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

(3)  Represents the following loans:

          Loan Type     Current                                 Weighted         Floating Rate
                         Face     Carrying   Weighted Avg.      Average          Loans as a %
                        Amount     Value        Yield       Maturity (Years)  of Carrying Value  Fair Value
-------------------------------  ---------   -------------  ----------------  -----------------  ----------
 B-Notes              $ 124,999  $ 125,281      7.46%             2.19               84.7%       $  125,170
 Mezzanine Loans        298,522    298,524      7.86%             2.17              100.0%          298,524
 Bank Loans              57,344     57,657      5.96%             2.76              100.0%           57,657
 Real Estate Loans       20,222     19,792     20.02%             2.25                  -%           19,690
 ICH CMO Loans          170,951    167,304      8.65%             2.90                2.1%          167,304
                      ---------  ---------   -------------  ----------------  -----------------  ----------
                      $ 672,038  $ 668,558      8.18%             2.41               69.7%       $  668,345
                      =========  =========   =============  ================  =================  ==========

      The fixed rate B-Notes were valued by obtaining counterparty quotations. The rest of the B-Notes, as well as the mezzanine loans and bank loans, bear floating rates of interest and we believe that, for similar financial instruments with comparable credit risks, their effective rates approximate market rates. Accordingly, the carrying amounts outstanding are believed to approximate fair value. The one fixed rate real estate loan was valued by obtaining a third party valuation. The ICH CMO loans were valued by discounting expected future receipts by a rate calculated based on current market conditions for comparable financial instruments, including market interest rates and credit spreads.

(4) This aggregate portfolio of residential loans consists of a portfolio of floating rate residential mortgage loans as well as a portfolio of primarily fixed rate manufactured housing loans. The $403.6 million portfolio of residential mortgage loans has a weighted average maturity of
      2.80 years. We believe that, for similar financial instruments with comparable credit risks, the effective rate on this portfolio approximates a market rate. Accordingly, the carrying amount of this portfolio is believed to approximate fair value. The $280.7 million manufactured housing loan portfolio, which has a weighted average maturity of 4.93 years, was valued by discounting expected future receipts by a rate calculated based on current market conditions for comparable financial instruments, including market interest rates and credit spreads. Based on this analysis, the carrying amount of this portfolio is believed to approximate fair value.

(5)   Represents cap agreements as follows:

      Notional Balance      Effective Date   Maturity Date     Capped Rate    Strike Rate   Fair Value
    ---------------------   --------------  ---------------   -------------   -----------   ----------
         $ 281,907              Current        March 2009     1-Month LIBOR      6.50%      $      206
            18,000           January 2010     October 2015    3-Month LIBOR      8.00%             342
             8,619          December 2010      June 2015      3-Month LIBOR      7.00%             541
            53,000             May 2011      September 2015   1-Month LIBOR      7.50%           1,038
    ---------------------                                                                   ----------
         $ 361,526                                                                          $    2,127
    =====================                                                                   ==========

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

(7) These bonds were valued by discounting expected future payments by a rate calculated based on current market conditions for comparable financial instruments, including market interest rates and credit spreads. The weighted average maturity of the CBO bonds payable is 6.40 years. The CBO bonds payable amortize principal prior to maturity based on collateral receipts, subject to reinvestment requirements.

(8) The ICH CMO bonds were valued by discounting expected future payments by a rate calculated based on current market conditions for comparable financial instruments, including market interest rates and credit spreads. They amortize principal prior to maturity based on collateral receipts and have a weighted average maturity of 1.60 years. The manufactured housing loan bonds have a weighted average maturity of 0.33 years, bear a floating rate of interest, and are subject to adjustment monthly based on the market value of the loan portfolio. We believe that, for similar financial instruments with comparable credit risks, their effective rate approximates a market rate. Accordingly, the carrying amount outstanding is believed to approximate fair value.

(9)   The residential mortgage loan financing has a weighted average maturity of
      1.50 years, bears a floating rate of interest, and is subject to adjustment monthly based on the market value of the loan portfolio. We believe that, for similar financial instruments with comparable credit risks, its effective rate approximates a market rate. Accordingly, the carrying amount outstanding is believed to approximate fair value.

(10) These agreements bear floating rates of interest and we believe that, for similar financial instruments with comparable credit risks, the effective rates approximate market rates. Accordingly, the carrying amounts outstanding are believed to approximate fair value. These agreements have a weighted average maturity of 0.10 years.

(11) This facility, which has a weighted average maturity of 2.80 years, bears a floating rate of interest and we believe that, for similar financial instruments with comparable credit risk, the effective rate approximates a market rate. Accordingly, the carrying amount outstanding is believed to approximate fair value.

(12)  Represents swap agreements as follows (in thousands):

Notional Balance  Effective Date  Maturity Date   Swapped Rate    Fixed Rate  Fair Value
----------------  --------------  -------------   --------------  ----------  ----------
$        281,907      Current       March 2009    1-Month LIBOR*    3.1250%   $   (9,380)
         290,000      Current       April 2011    3-Month LIBOR     5.9325%       15,904
         276,060      Current       March 2013    3-Month LIBOR     3.8650%      (12,231)
         192,500      Current       March 2015    1-Month LIBOR     4.8880%        2,496
         165,300      Current       March 2014    3-Month LIBOR     3.9945%       (6,938)
         189,373      Current     September 2014  3-Month LIBOR     4.3731%       (4,595)
         243,421      Current       March 2015    1-Month LIBOR     4.8495%        2,513
         237,820      Current     February 2014   1-Month LIBOR     4.2070%       (3,559)
           5,000      Current     November 2008   1-Month LIBOR     3.5400%         (146)
           5,000      Current     November 2018   1-Month LIBOR     4.4800%          (51)
          48,000      Current      January 2009   1-Month LIBOR     3.6500%       (1,332)
          12,000      Current      January 2015   1-Month LIBOR     4.5100%         (217)
          72,542      Current      October 2009   1-Month LIBOR     3.7150%       (1,508)
          69,001      Current     September 2009  1-Month LIBOR     3.7090%       (1,426)
          23,754      Current     December 2009   1-Month LIBOR     3.8290%         (438)
           8,051      Current      August 2009    1-Month LIBOR     4.0690%          (98)
          23,359      Current     February 2010   1-Month LIBOR     4.1030%         (292)
          36,682      Current       April 2010    1-Month LIBOR     4.5310%          (33)
          31,786      Current       March 2010    1-Month LIBOR     4.5260%          (30)
          26,781      Current       April 2010    1-Month LIBOR     4.1640%         (298)
          45,418      Current       March 2010    1-Month LIBOR     4.0910%         (543)
          46,644      Current        May 2010     1-Month LIBOR     3.9900%         (744)
          23,301      Current       April 2010    1-Month LIBOR     3.9880%         (368)
          39,744      Current     September 2010  1-Month LIBOR     4.3980%         (196)
          19,406      Current     September 2010  1-Month LIBOR     4.4300%          (78)
          47,766      Current      August 2010    1-Month LIBOR     4.4865%         (114)
          29,962      Current      August 2010    1-Month LIBOR     4.4210%         (112)
          22,909      Current       June 2010     1-Month LIBOR     4.4870%          (50)
          24,128      Current      August 2010    1-Month LIBOR     4.4900%          (54)
          47,345      Current       July 2010     1-Month LIBOR     4.4290%         (217)
          14,295      Current      January 2009   1-Month LIBOR     3.2900%         (556)
----------------                                                              ----------
$      2,599,255                                                              $  (24,691)
================                                                              ==========
*up to 6.50%

      The fair value of these agreements is estimated by obtaining counterparty quotations. A positive fair value represents a liability.

(13) These are two essentially offsetting interest rate caps and two essentially offsetting interest rate swaps, each with notional amounts of $32.5 million, an interest rate cap with a notional balance of $17.5 million, and five interest rate swaps with an aggregate notional amount of $16.8 million. The maturity date of the purchased swap is July 2009; the maturity date of the sold swap is July 2014, the maturity date of the $32.5 million caps is July 2038, the maturity date of the $17.5 million cap is July 2009, and the maturity dates of the latter swaps range from November 2008 through January 2009. The fair value of these agreements is estimated by obtaining counterparty quotations.

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

(b) Internal Control Over Financial Reporting. During the fiscal quarter to which this report relates, the Company began using two new information technology systems in a live environment. As a result of, and in conjunction with, the implementation of the new systems, the Company implemented certain new internal controls and modified others. The nature of these new or modified internal controls did not have a material impact on the Company's financial reporting. No other changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                           NEWCASTLE INVESTMENT CORP.
                                  (Registrant)


                                      By: /s/ Wesley R. Edens
                                          -----------------------------
                                      Name:  Wesley R. Edens
                                      Title: Chairman of the Board
                                             Chief Executive Officer
                                      Date:  November 9, 2005


                                      By: /s/ Debra A. Hess
                                          -----------------------------
                                      Name:  Debra A. Hess
                                      Title: Chief Financial Officer
                                      Date:  November 9, 2005