Form 10-K
period 2005-12-31
NEWCASTLE INVESTMENT CORP
filed 2006-03-16
CIK 1175483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________ to ________________________

Commission File Number: 001-31458

NEWCASTLE INVESTMENT CORP.

(Exact name of registrant as specified in its charter)

Maryland	81-0559116
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or organization)

1345 Avenue of the Americas, New York, NY	10105
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 798-6100

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class:	Name of exchange on which registered:
Common Stock, $0.01 par value per share	New York Stock Exchange (NYSE)
9.75% Series B Cumulative Redeemable Preferred Stock, $0.01 par value per share	New York Stock Exchange (NYSE)
8.05% Series C Cumulative Redeemable Preferred Stock, $0.01 par value per share	New York Stock Exchange (NYSE)

Securities registered pursuant to Section 12 (g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒Yes   ☐ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐  Yes  ☒No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒Yes    ☐No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer ☒ Accelerated Filer ☐  Non-accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (Check One): ☐ Yes ☒No

The aggregate market value of the voting common stock held by non-affiliates as of June 30, 2005 (computed based on the closing price on such date as reported on the NYSE) was: $1,231.1 million.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Common stock, $0.01 par value per share: 43,967,409 outstanding as of March 6, 2006.

DOCUMENTS INCORPORATED BY REFERENCE:

1.
Portions of the Registrant’s definitive proxy statement for the Registrant’s 2006 annual meeting, to be filed within 120 days after the close of the Registrant’s fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

NEWCASTLE INVESTMENT CORP.
FORM 10-K

-i-

PART I
Item 1. Business.

Overview

Newcastle Investment Corp. (“Newcastle”) is a real estate investment and finance company. We invest in real estate securities, loans and other real estate related assets. We seek to deliver stable dividends and attractive risk-adjusted returns to our stockholders through prudent asset selection, active management and the use of match funded financing structures, which reduce our interest rate and financing risks. We make money by optimizing our “net spread,” the difference between the yield on our investments and the cost of financing these investments. We emphasize asset quality, diversification, match funded financing and credit risk management.

Our investment activities cover four distinct categories:

1)	Real Estate Securities:
We underwrite and acquire a diversified portfolio of moderately credit sensitive real estate securities, including commercial mortgage backed securities (CMBS), senior unsecured REIT debt issued by property REITs, real estate related asset backed securities (ABS) and agency residential mortgage backed securities (RMBS). We generally target investments rated A through BB, except for our agency RMBS which are generally considered AAA rated. As of December 31, 2005, our investments in real estate securities represented 80% of our assets.

2)	Real Estate Related Loans:
We acquire and originate loans to well capitalized real estate owners with strong track records and compelling business plans, including B-notes, mezzanine loans, bank loans, and real estate loans. As of December 31, 2005, our investments in real estate related loans represented 9% of our assets.

3)	Residential Mortgage Loans:
We acquire residential mortgage loans, including manufactured housing loans and subprime residential loans, that we believe will produce attractive risk-adjusted returns. As of December 31, 2005, our investments in residential mortgage loans represented 10% of our assets. In addition, we acquired a $1.5 billion portfolio of subprime residential loans subsequent to year end, as described in “Our Investing Activities- Residential Mortgage Loans” below.

4)	Operating Real Estate:	We acquire direct and indirect interests in operating real estate. As of December 31, 2005, our investments in operating real estate represented 1% of our assets.

In addition, Newcastle had uninvested cash and other miscellaneous net assets which represented less than 1% of our assets at December 31, 2005.

Underpinning our investment activities is a disciplined approach to acquiring, financing and actively managing our assets. Our principal objective is to acquire a highly diversified portfolio of debt investments secured by real estate that has moderate credit risk and sufficient liquidity. Newcastle primarily utilizes a match funded financing strategy in order to minimize refinancing and interest rate risks. This means that we seek both to match the maturities of our debt obligations with the maturities of our investments, in order to minimize the risk that we have to refinance our liabilities prior to the maturities of our assets, and to match the interest rates on our investments with like-kind debt (i.e. floating or fixed), in order to reduce the impact of changing interest rates on our earnings. Finally, we actively manage credit exposure through portfolio diversification and ongoing asset selection and surveillance. Newcastle, through its manager, has a dedicated team of senior investment professionals experienced in real estate capital markets, structured finance and asset management. We believe that these critical skills position us well not only to make prudent investment decisions but also to monitor and manage the credit profile of our investments.

Newcastle’s stock is traded on the New York Stock Exchange under the symbol “NCT”. Newcastle is a real estate investment trust for federal income tax purposes and is externally managed and advised by its manager, Fortress Investment Group LLC. Fortress is a global alternative investment and asset management firm with approximately $19 billion of capital under management as of March 6, 2006. Fortress was founded in 1998 and today employs over 400 people. We believe that our manager’s expertise and significant business relationships with participants in the fixed income, structured finance and real estate industries has enhanced our access to investment opportunities which may not be broadly marketed. For its services, our manager receives a management fee and incentive compensation pursuant to a management agreement. Our manager, through its affiliates, and its principals owned 2.9 million shares of our common stock and had options to purchase an additional 1.2 million shares of our common stock, which were issued in connection with our equity offerings, representing approximately 9.1% of our common stock on a fully diluted basis, as of March 6, 2006.

Our Strategy

Newcastle’s investment strategy focuses predominantly on debt investments secured by real estate. We do not have specific policies as to the allocation among type of real estate related assets or investment categories since our investment decisions depend on changing market conditions. Instead, we focus on relative value and in-depth risk/reward analysis with an emphasis on asset quality, liquidity and diversification. Our focus on relative value means that assets which may be unattractive under particular market conditions may, if priced appropriately to compensate for risks such as projected defaults and prepayments, become attractive relative to other available investments. We utilize a match funded financing strategy and active credit risk management to optimize our returns.

Our investment portfolio had the following characteristics (dollars in thousands):

	Total Portfolio (1)		Core Investment Portfolio (2)
	December 31,		December 31,
	2005	2004	2005	2004
Face amount	$6,111,464	$4,493,274	$5,413,142	$4,294,092
Percentage of total assets	99%	91%	87%	87%
Weighted average asset yield	6.59%	5.91%	6.85%	5.98%
Weighted average liability cost	5.12%	4.15%	5.22%	4.17%
Weighted average net spread	1.47%	1.76%	1.63%	1.81%

(1)	Excluding the ICH loans, as described below.
(2)	Excluding the ICH loans and Agency RMBS, as described below.

Asset Quality and Diversification

As of December 31, 2005, our core investment portfolio (as defined above) had an overall weighted average credit rating of approximately BB+, and approximately 67% had an investment grade rating (BBB- or higher).

At December 31, 2005, our residential mortgage loan portfolio was characterized by high credit quality borrowers with a weighted average Fair Isaac & Co. Credit (“FICO”) score of 712 at origination. As of December 31, 2005, approximately $282.6 million face amount of our residential mortgage loans were held in securitized form, of which over 90% of the principal balance was AAA rated.

Our real estate securities and loan portfolios are diversified by asset type, industry, location and issuer. At December 31, 2005, our core investment portfolio (as defined above) had 534 real estate securities and loans. The largest investment in our core investment portfolio was $138.8 million and its average investment size was $9.0 million at December 31, 2005. The weighted average credit spread on this portfolio (i.e. the yield premium on our investments over the comparable U.S. Treasury rate or LIBOR) was 2.61% as of December 31, 2005. Furthermore, our real estate securities are supported by pools of underlying loans. For instance, our CMBS investments had over 21,000 underlying loans at December 31, 2005.

Our residential and manufactured housing loans were well diversified with 919 loans and 7,067 loans, respectively, at December 31, 2005. We expect that this diversification will help to minimize the risk of capital loss, and will also enhance the terms of our financing structures.

Financing Strategy and Match Funded Discipline

We employ leverage in order to achieve our return objectives. We do not have a predetermined target debt to equity ratio as we believe the appropriate leverage for the particular assets we are financing depends on the credit quality of those assets. As of December 31, 2005, our debt to equity ratio was approximately 5.7 to 1. We maintain access to a broad array of capital resources in an effort to insulate our business from potential fluctuations in the availability of capital. We utilize multiple forms of financing including collateralized bond obligations (CBOs), which represent 68% of our debt obligations, other securitizations, and term loans, as well as short term financing in the form of repurchase agreements and our credit facility. Our manager may elect for us to bear a level of refinancing risk on a short term or longer term basis, such as is the case with investments financed with repurchase agreements, when based on all of the relevant factors, bearing such risk is advisable. As of December 31, 2005, approximately 20% of our debt obligations were in the form of repurchase agreements. We utilize leverage for the sole purpose of financing our portfolio and not for the purpose of speculating on changes in interest rates.

We attempt to reduce interim refinancing risk and to minimize exposure to interest rate fluctuations through the use of match funded financing structures whereby we seek (i) to match the maturities of our debt obligations with the maturities of our assets and (ii) to match the interest rates on our investments with like-kind debt (i.e., floating rate assets are financed with floating rate debt and fixed rate assets are financed with fixed rate debt), directly or through the use of interest rate swaps, caps or other financial instruments, or through a combination of these strategies. This allows us to minimize the risk that we have to refinance our liabilities prior to the maturities of our assets and to reduce the impact of changing interest rates on our earnings. Our entire portfolio of assets and related liabilities had weighted average lives of 5.10 years and 4.59 years, respectively, as of December 31, 2005. In addition, as of December 31, 2005, a 100 basis point increase in short term interest rates would decrease our earnings by approximately $0.2 million per annum.

Credit Risk Management

Credit risk refers to each individual borrower’s ability to make required interest and principal payments on the scheduled due dates. We believe, based on our due diligence process, that our investments offer attractive risk-adjusted returns with long term principal protection under a variety of default and loss scenarios. We minimize credit risk by actively monitoring our investments and their underlying credit quality and, where appropriate, repositioning our investments to upgrade their credit quality and yield. A significant portion of our investments are financed with collateralized bond obligations, known as CBOs. Our CBO financings offer us structural flexibility to buy and sell certain investments to manage risk and, subject to certain limitations, to optimize returns.

Further, the expected yield on our real estate securities, which comprise a significant portion of our assets, is sensitive to the performance of the underlying loans, the first risk of default and loss is borne by the more subordinated securities or other features of the securitization transaction, in the case of commercial mortgage and asset backed securities, and the issuer’s underlying equity and subordinated debt, in the case of senior unsecured REIT debt securities.

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

The following table presents information on shares of our common stock issued since our formation:

Year	Shares Issued	Range of Issue Prices (1)	Net Proceeds (millions)
Formation	16,488,517	N/A	N/A
2002	7,000,000	$13.00	$80.0
2003	7,886,316	$20.35-$22.85	$163.4
2004	8,484,648	$26.30-$31.40	$224.3
2005	4,053,928	$29.60	$108.2
December 31, 2005	43,913,409

(1)	Excludes prices of shares issued pursuant to the exercise of options and shares issued to Newcastle's independent directors.

Our Investing Activities

Information regarding our business segments is provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 3 to our consolidated financial statements which appear in “Financial Statements and Supplementary Data.”

The following is a description of our investments as of December 31, 2005.

Real Estate Securities

We own a diversified portfolio of moderately credit sensitive real estate securities, which was comprised of the following at December 31, 2005 (dollars in thousands):

				Weighted Average
Asset Type	Current Face Amount	Carrying Value	Number of Securities	S&P Equivalent Rating	Coupon	Yield	Maturity (Years)
CMBS-Conduit	$1,455,345	$1,397,329	197	BBB-	5.84%	6.61%	7.87
CMBS-Large Loan	578,331	584,163	61	BBB-	6.64%	6.75%	2.10
CMBS-B Note	180,201	180,631	32	BBB-	6.62%	6.95%	5.97
Unsecured REIT Debt	916,262	942,746	99	BBB-	6.34%	5.96%	6.95
ABS-Manufactured Housing	178,915	163,066	10	A-	7.12%	8.65%	6.64
ABS-Home Equity	525,004	524,477	89	B	6.03%	6.10%	3.16
ABS-Franchise	70,837	69,622	18	BBB+	6.66%	8.12%	5.14
Agency RMBS	698,322	692,485	19	AAA	4.76%	4.67%	4.90
Total/Average	$4,603,217	$4,554,519	525	BBB+	5.99%	6.25%	5.81

The loans underlying our real estate securities were diversified by industry as follows at December 31, 2005:

Industry	% of Face Amount
Residential	40.42%
Retail	21.03%
Office	18.73%
Lodging	5.70%
Health Care	4.73%
Industrial	3.63%
Other	5.76%

We enter into short term warehouse agreements pursuant to which we make deposits with major investment banks for the right to purchase commercial mortgage backed securities, unsecured REIT debt, real estate loans and real estate related asset backed securities for our real estate securities portfolios, prior to their being financed with CBOs. These agreements are treated as non-hedge derivatives for accounting purposes and are therefore marked to market through current income. The cost to us if the related CBO is not consummated is limited, except where the non-consummation results from our gross negligence, willful misconduct or breach of contract, to payment of the Net Loss, if any, as defined, up to the related deposit, less any Excess Carry Amount, as defined, earned on such deposit. The income recorded on these agreements was approximately $2.4 million, $3.1 million, and $3.6 million in 2005, 2004 and 2003, respectively.

Real Estate Related Loans

We directly owned the following real estate related loans at December 31, 2005 (dollars in thousands):

Loan Type	Current Face Amount	Carrying Value	Loan Count	Weighted Avg. Yield	Weighted Avg. Maturity (Years)
B-Notes	$72,173	$72,520	13	8.46%	2.40
Mezzanine Loans (1)	302,740	302,816	8	8.44%	1.94
Bank Loans	56,274	56,563	3	6.58%	2.51
Real Estate Loans	23,082	22,364	1	20.02%	2.00
ICH Loans (2)	165,514	161,288	96	8.64%	1.55
Total	$619,783	$615,551	121	8.74%	1.94

(1)	One of these loans has a contractual exit fee which Newcastle will begin to accrue if and when management believes it is probable that such exit fee will be received.
(2)
In October 2003, pursuant to Financial Accounting Standards Board Interpretation No. 46 “Consolidation of Variable Interest Entities,” we consolidated an entity that holds a portfolio of commercial mortgage loans which has been securitized. This investment, which we refer to as ICH, was previously treated as a non-consolidated residual interest in such securitization. The primary effect of the consolidation is the requirement that we reflect the gross loan assets and gross bonds payable of this entity on our balance sheet, as well as the related gross interest income and expense in our statement of income.

We also indirectly owned the following interests in real estate related loans at December 31, 2005:

In November 2003, we co-invested, on equal terms, in a joint venture alongside an affiliate of our manager which acquired a pool of franchise loans collateralized by fee and leasehold interests and other assets. We, and our manager’s affiliate, each own an approximately 38% interest in the joint venture. The remaining approximately 24% interest is owned by a third party financial institution. Our investment totaled $17.8 million at December 31, 2005 and is reflected as an investment in an unconsolidated subsidiary on our consolidated balance sheet.

Our relative interest in these franchise loans is summarized as follows (dollars in thousands):

Current Face Amount	Carrying Value	Loan Count	Weighted Avg. Yield
$ 28,974	$17,802	91	16.08%

We have entered into arrangements with a major investment bank to finance certain loans whereby we receive the sum of all interest, fees and any positive change in value amounts (the total return cash flows) from a reference asset with a specified notional amount, and pay interest on such notional plus any negative change in value amounts from such asset. These agreements are recorded in Derivative Assets and treated as non-hedge derivatives for accounting purposes and are therefore mark to market through income. Net interest received is recorded to Interest Income and the mark to market is recorded to Other Income. If we owned the reference assets directly, they would not be marked to market. Under the agreements, we are required to post an initial margin deposit to an interest bearing account and additional margin may be payable in the event of a decline in value of the reference asset. Any margin on deposit, less any negative change in value amounts, will be returned to us upon termination of the contract. The following table presents information on these instruments as of December 31, 2005.

Reference Asset	Notional Amount	Margin Amount	Receive Interest Rate	Pay Interest Rate	Maturity Date	Fair Value
Term loan to a retail mall REIT	$106,083	$18,149	LIBOR + 2.000%	LIBOR + 0.500%	Nov 2008	$1,008
Term loan to a diversified real estate and finance company	97,997	19,599	LIBOR + 3.000%	LIBOR + 0.625%	Feb 2008	877
Mezzanine loan to a hotel company	15,000	5,224	LIBOR +4.985%	LIBOR + 1.350%	Jun 2007	101
Term loan to a diversified real estate company	94,954	9,495	LIBOR +1.750%	LIBOR + 0.500%	Aug 2007	904
Term loan to a retail company	100,000	19,960	LIBOR +3.000%	LIBOR + 0.500%	Dec 2008	206
	$414,034	$72,427				$3,096

Residential Mortgage Loans

We own portfolios of floating rate residential mortgage loans and manufactured housing loans on properties located in the U.S. The following table sets forth certain information with respect to our residential mortgage loan portfolios at December 31, 2005 (dollars in thousands):

Loan Type	Current Face Amount	Carrying Value	Loan Count	Weighted Avg. Yield	Weighted Avg. Maturity (Years) (1)
Residential loans	$326,100	$333,226	919	4.79%	2.73
Manufactured housing loans	284,870	267,456	7,067	7.84%	5.78
Total	$610,970	$600,682	7,986	6.15%	4.15

(1)	Weighted average maturity was calculated based on a constant prepayment rate (CPR) of approximately 30% for residential loans and 10% for manufactured housing loans.

In March 2006, a consolidated subsidiary of ours acquired a portfolio of approximately 11,300 subprime residential mortgage loans for $1.50 billion. The loans, substantially all of which were current at the time of acquisition, are 66% floating rate and 34% fixed rate. Their weighted average coupon is 7.6% and the loans have a weighted average remaining term of 345 months. This acquisition was initially funded with an approximately $1.47 billion repurchase agreement which bears interest at LIBOR + 0.50%. We have entered into an interest rate swap in order to hedge our exposure to the risk of changes in market interest rates with respect to this debt. We expect to finance this investment on a long term basis through the securitization markets in upcoming months.

Operating Real Estate

We own operating real estate located in Canada which is subject, in addition to all risks inherent in real estate investments generally, to fluctuations in foreign currency exchange rates, unexpected changes in regulatory requirements, political and economic instability in certain geographic locations, difficulties in managing international operations, potentially adverse tax consequences, enhanced accounting and control expenses and the burden of complying with a wide variety of foreign laws. A change in foreign currency exchange rates may adversely impact returns on our non-dollar denominated investments. Our only currency exposures are to the Canadian Dollar. Changes in the currency rates can adversely impact the fair values and earnings streams of our international holdings. We generally do not directly hedge our foreign currency risk through the use of derivatives, due to, among other things, REIT qualification issues.

Bell Canada Portfolio. At December 31, 2005, we owned one office property which was leased primarily to Bell Canada.

The following table sets forth certain information with respect to the operating real estate as of December 31, 2005
(dollars, others than per square foot amounts, in thousands):

Property Address	City / Submarket	State/ Province	Net Rentable Sq Ft	Year Built/ Renovated	Use
100 Dundas St.	London (Central business district)	ON	323,411	1980	Office

Tenant	% of Total Sq Ft Leased	Tenant Net Rentable Sq Ft	Lease Start Date	Lease End Date	Annual Rent (1) (2)	Current Rent per Sq Ft (1)	Annual Real Estate Taxes (1)	Tenant Credit Rating
Bell Canada - Office	89.89%	290,706	03/26/98	3/31/06 (4)	$1,751	$6.02	$1,146	A
Bell Canada - Storage	3.99%	12,890	03/26/98	03/31/06	55	4.30		A
Bell Canada - Communication	0.52%	1,686	03/26/98	03/31/47	29	17.21		A
Mactel	0.16%	519	03/01/03	(3)	4	6.88
Tony & Fay Gardiner	0.15%	475	09/01/02	08/31/07	4	9.04
O&Y Enterprise Office	0.46%	1,478	03/26/98	03/31/06	13	9.04
COMTECH	0.03%	96	01/01/00	(3)	1	6.88
Vacant	N/A	15,561	N/A	N/A	N/A	N/A
Total	95.20%	323,411			$1,857		$1,146

Schedule of Lease Expirations (dollars in thousands):

Year	Number of Tenant Leases Expiring	Square Feet of Expiring Leases	Annual Rent of Expiring Leases (1)	% of Gross Annual Rent Represented by Expiring Leases

Vacant	N/A	15,561	N/A	N/A
2006 (4)	5	305,689	$1,824	98.2%
2007	1	475	4	0.2%
2047	1	1,686	29	1.6%
Total	7	323,411	$1,857	100.0%

(1)	Monetary amounts are in U.S. dollars based on the December 31, 2005 Canadian dollar exchange rate of 1.1620.
(2)	Certain operating expenses are reimbursed by tenants at rates ranging up to 15% above actual cost.
(3)	These leases are running month to month.
(4)
184,504 square feet have been released to Bell Canada for six years commencing in April 2006 for $6.02 per square foot per annum, before adjustment for lease incentives, with one five year renewal option.

We also indirectly owned the following interest in operating real estate at December 31, 2004:

In March 2004, we purchased a 49% interest in a portfolio of convenience and retail gas stores located throughout the southeastern and southwestern regions of the U.S. The properties are subject to a sale-leaseback arrangement under long term triple net leases with a 15 year minimum term. Circle K Stores Inc. (“Tenant”), an indirect wholly owned subsidiary of Alimentation Couche-Tard Inc. (“ACT”), is the counterparty under the leases. ACT guarantees the obligations of Tenant under the leases. We structured this transaction through a joint venture in two limited liability companies with a private investment fund managed by an affiliate of our manager, pursuant to which it co-invested on equal terms. One company held assets available for sale, the last of which was sold in September 2005, and one holds assets for investment. In October 2004, the investment’s initial financing was refinanced with a non-recourse term loan ($53.0 million outstanding at December 31, 2005), which bears interest at a fixed rate of 6.04%. The required payments under the loan consist of interest only during the first two years, followed by a 25-year amortization schedule with a balloon payment due in October 2014. At December 31, 2005, we had a $12.2 million investment in this entity.

Our Financing and Hedging Activities

We employ leverage in order to achieve our return objectives. We do not have a predetermined target debt to equity ratio as we believe the appropriate leverage for the particular assets we are financing depends on the credit quality of those assets. As of December 31, 2005, our debt to equity ratio was approximately 5.7 to 1. We maintain access to a broad array of capital resources in an effort to insulate our business from potential fluctuations in the availability of capital. We utilize multiple forms of financing including collateralized bond obligations (CBOs), other securitizations, and term loans, as well as short term financing in the form of repurchase agreements and our credit facility. Our manager may elect for us to bear a level of refinancing risk on a short term or longer term basis, such as is the case with investments financed with repurchase agreements, when, based on all of the relevant factors, bearing such risk is advisable. We utilize leverage for the sole purpose of financing our portfolio and not for the purpose of speculating on changes in interest rates.

We attempt to reduce interim refinancing risk and to minimize exposure to interest rate fluctuations through the use of match funded financing structures whereby we seek (i) to match the maturities of our debt obligations with the maturities of our assets and (ii) to match the interest rates on our investments with like-kind debt (i.e., floating rate assets are financed with floating rate debt and fixed rate assets are financed with fixed rate debt), directly or through the use of interest rate swaps, caps or other financial instruments, or through a combination of these strategies. This allows us to minimize the risk that we have to refinance our liabilities prior to the maturities of our assets and to reduce the impact of changing interest rates on our earnings.

We enter into hedging transactions to protect our positions from interest rate fluctuations and other changes in market conditions. These transactions may include interest rate swaps, the purchase or sale of interest rate collars, caps or floors, options, mortgage derivatives and other hedging instruments. These instruments may be used to hedge as much of the interest rate risk as our manager determines is in the best interest of our stockholders, given the cost of such hedges and the need to maintain our status as a REIT. Our manager elects to have us bear a level of interest rate risk that could otherwise be hedged when our manager believes, based on all relevant facts, that bearing such risks is advisable. We have extensive experience in hedging with these types of instruments. We engage in hedging for the purpose of protecting against interest rate risk and not for the purpose of speculating on changes in interest rates.

Further details regarding our hedging activities are presented in “Quantitative and Qualitative Disclosures About Market Risk-Fair Value.”

Debt Obligations

The following table presents certain summary information regarding our debt obligations and related hedges as of December 31, 2005 (unaudited) (dollars in thousands):

Debt Obligation	Current Face Amount	Carrying Value	Weighted Average Funding Cost (1)	Weighted Average Maturity (Years)	Face Amount of Floating Rate Debt	Collateral Carrying Value	Collateral Weighted Average Maturity (Years)	Face Amount of Floating Rate Collateral	Aggregate Notional Amount of Current Hedges
CBO Bonds Payable	$3,560,953	$3,530,384	5.27%	6.55	$3,275,603	$4,002,158	5.86	$1,107,164	$1,960,808
Other Bonds Payable	353,330	353,330	5.94%	0.63	215,624	428,744	4.23	9,961	227,576
Notes Payable	260,441	260,441	4.70%	1.21	260,441	288,683	2.69	282,589	—
Repurchase Agreements	1,048,203	1,048,203	4.68%	0.10	1,048,203	1,170,435	4.29	341,591	755,368
Credit Facility	20,000	20,000	6.86%	2.55	20,000	—	—	—	—
Total debt obligations	$5,242,927	$5,212,358	5.17%	4.59	$4,819,871	$5,890,020	5.27	$1,741,305	$2,943,752

(1)	Including the effect of applicable hedges.

Further details regarding our debt obligations are presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

Investment Guidelines

Our general investment guidelines, adopted by our board of directors, include:

•	no investment is to be made which would cause us to fail to qualify as a REIT;

•	no investment is to be made which would cause us to be regulated as an investment company;

•	no more than 20% of our total equity, determined as of the date of such investment, is to be invested in any single asset;

•	our leverage is not to exceed 90% of the sum of our total debt and our total equity; and

•
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

The management agreement requires our manager to manage our business affairs in conformity with the policies and the investment guidelines that are approved and monitored by our board of directors. Our manager’s management is under the direction of our board of directors. The manager is responsible for (i) the purchase and sale of real estate securities and other real estate related assets, (ii) the financing of our real estate securities and other real estate related assets, (iii) management of our real estate, including arranging for purchases, sales, leases, maintenance and insurance, (iv) the purchase, sale and servicing of loans for us, and (v) investment advisory services. Our manager is responsible for our day-to-day operations and performs (or causes to be performed) such services and activities relating to our assets and operations as may be appropriate.

We pay our manager an annual management fee equal to 1.5% of our gross equity, as defined in the agreement. The management agreement provides that we will reimburse our manager for various expenses incurred by our manager or its officers, employees and agents on our behalf, including costs of legal, accounting, tax, auditing, administrative and other similar services rendered for us by providers retained by our manager or, if provided by our manager’s employees, in amounts which are no greater than those which would be payable to outside professionals or consultants engaged to perform such services pursuant to agreements negotiated on an arm’s-length basis.

To provide an incentive for our manager to enhance the value of our common stock, our manager is entitled to receive an incentive return (the “Incentive Compensation”) on a cumulative, but not compounding, basis in an amount equal to the product of (A) 25% of the dollar amount by which (1) (a) our funds from operations, as defined (before the Incentive Compensation) per share of common stock (based on the weighted average number of shares of common stock outstanding) plus (b) gains (or losses) from debt restructuring and from sales of property and other assets per share of common stock (based on the weighted average number of shares of common stock outstanding), exceed (2) an amount equal to (a) the weighted average of the price per share of common stock in our initial public offering and the value attributed to the net assets transferred to us by Newcastle Investment Holdings, and in any of our subsequent offerings (adjusted for prior capital dividends or capital distributions) multiplied by (b) a simple interest rate of 10% per annum (divided by four to adjust for quarterly calculations) multiplied by (B) the weighted average number of shares of common stock outstanding.

The management agreement provides for automatic one year extensions. Our independent directors review our manager’s performance annually and the management agreement may be terminated annually upon the affirmative vote of at least two-thirds of our independent directors, or by a vote of the holders of a majority of the outstanding shares of our common stock, based upon unsatisfactory performance that is materially detrimental to us or a determination by our independent directors that the management fee earned by our manager is not fair, subject to our manager’s right to prevent such a management fee compensation termination by accepting a mutually acceptable reduction of fees. Our manager will be provided with 60 days’ prior notice of any such termination and will be paid a termination fee equal to the amount of the management fee earned by our manager during the twelve month period preceding such termination which may make it more difficult for us to terminate the management agreement. Following any termination of the management agreement, we shall be entitled to purchase our manager’s right to receive the Incentive Compensation at a price determined as if our assets were sold for cash at their then current fair market value (as determined by an appraisal, taking into account, among other things, the expected future value of the underlying investments) or otherwise we may continue to pay the Incentive Compensation to our manager. In addition, if we do not purchase our manager’s Incentive Compensation, our manager may require us to purchase the same at the price discussed above. In addition, the management agreement may be terminated by us at any time for cause.

The principals of our manager are Messrs. Wesley R. Edens, Peter L. Briger, Jr., Robert I. Kauffman, Randal A. Nardone and Michael E. Novogratz.

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

We have financed our assets with the net proceeds of our initial public offering, follow-on offerings, the issuance of preferred stock, long term secured borrowings and short term borrowings under repurchase agreements and our credit facility. In the future, operations may be financed by future offerings of equity securities, as well as short term and long term unsecured and secured borrowings. We expect that, in general, we will employ leverage consistent with the type of assets acquired and the desired level of risk in various investment environments. Our governing documents do not explicitly limit the amount of leverage that we may employ. Instead, the general investment guidelines adopted by our board of directors limits total leverage to a maximum 9.0 to 1 debt to equity ratio. At December 31, 2005, 2004 and 2003, our debt to equity ratio was approximately 5.7 to 1, 5.0 to 1 and 5.4 to 1, respectively. Our policy relating to the maximum leverage we may utilize may be changed by our board of directors at any time in the future.

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

Employees

We are party to a management agreement with Fortress Investment Group LLC pursuant to which they advise us regarding investments, risk management, and other aspects of our business, and manage our day-to-day operations. As a result, we have no employees. From time to time, certain of our officers may enter into written agreements with us that memorialize the provision of certain services; these agreements do not provide for the payment of any cash compensation to such officers from us. The employees of Fortress Investment Group LLC are not a party to any collective bargaining agreement.

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

Item 1A. Risk Factors

CAUTIONARY STATEMENTS

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, the operating performance of our investments, the stability of our earnings, and our financing needs. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “endeavor,” “seek,” “anticipate,” “estimate,” “overestimate,” “underestimate,” “believe,” “could,” “project,” “predict,” “continue” or other similar words or expressions. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to, our ability to take advantage of opportunities in additional asset classes at attractive risk-adjusted prices, our ability to deploy capital accretively, the relationship between yields on assets which are paid off and yields on assets in which such monies can be reinvested, the relative spreads between the yield on the assets we invest in and the cost of financing, changes in economic conditions generally and the real estate and bond markets specifically; adverse changes in the financing markets we access affecting our ability to finance our real estate securities portfolios in general or particular real estate related assets, or in a manner that maintains our historic net spreads; changes in interest rates and/or credit spreads, as well as the success of our hedging strategy in relation to such changes; the quality and size of the investment pipeline and the rate at which we can invest our cash, including cash inside our CBOs; impairments in the value of the collateral underlying our real estate securities, real estate related loans and residential mortgage loans and the relation of any such impairments to our judgments as to whether changes in the market value of our securities, loans or real estate are temporary or not and whether circumstances bearing on the value of such assets warrant changes in carrying values; legislative/regulatory changes; completion of pending investments; the availability and cost of capital for future investments; competition within the finance and real estate industries; and other risks detailed from time to time below and in our other SEC reports.

Risks relating to our management, business and company include, specifically:

Risks Relating to Our Management

We are dependent on our manager and may not find a suitable replacement if our manager terminates the management agreement.

We have no paid employees. Our officers are employees of our manager. We have no separate facilities and are completely reliant on our manager, which has significant discretion as to the implementation of our operating policies and strategies. We are subject to the risk that our manager will terminate the management agreement and that no suitable replacement will be found to manage us. Furthermore, we are dependent on the services of certain key employees of our manager whose continued service is not guaranteed, and the loss of such services could temporarily adversely affect our operations.

There are conflicts of interest in our relationship with our manager.

Our chairman and chief executive officer and each of our executive officers also serve as officers of our manager. As a result, our management agreement with our manager was not negotiated at arm's-length and its terms, including fees payable, may not be as favorable to us as if it had been negotiated with an unaffiliated third party.

There are conflicts of interest inherent in our relationship with our manager insofar as our manager and its affiliates manage and invest in other investment vehicles (investment funds, private investment funds, or businesses) that invest in real estate securities, real estate related loans and operating real estate and whose investment objectives overlap with our investment objectives. Certain investments appropriate for Newcastle may also be appropriate for one or more of these other investment vehicles. Members of our board of directors and employees of our manager who are our officers may serve as officers and/or directors of these other entities. In addition, our manager or its affiliates may have investments in and/or earn fees from such other investment vehicles which are larger than their economic interests in Newcastle and which may therefore create an incentive to allocate investments to such other investment vehicles. Our manager or its affiliates may determine, in their discretion, to make a particular investment through another investment vehicle rather than through Newcastle. It is possible that we may not be given the opportunity to participate at all in certain investments made by our affiliates that meet our investment objectives.

Our management agreement with our manager generally does not limit or restrict our manager or its affiliates from engaging in any business or managing other pooled investment vehicles that invest in investments that meet our investment objectives, except that under our management agreement neither our manager nor any entity controlled by or under common control with our manager is permitted to raise or sponsor any new pooled investment vehicle whose investment policies, guidelines or plan targets as its primary investment category investment in United States dollar-denominated credit sensitive real estate related securities reflecting primarily United States loans or assets. Our manager intends to engage in additional real estate related management and investment opportunities in the future which may compete with us for investments.

The ability of our manager and its officers and employees to engage in other business activities, subject to the terms of our management agreement with our manager, may reduce the time our manager spends managing Newcastle. In addition, we may engage in material transactions with our manager or another entity managed by our manager or one of its affiliates, including certain co-investments which present a conflict of interest, subject to our investment guidelines.

The management compensation structure that we have agreed to with our manager may cause our manager to invest in high risk investments. In addition to its management fee, our manager is entitled to receive incentive compensation based in part upon our achievement of targeted levels of funds from operations. In evaluating investments and other management strategies, the opportunity to earn incentive compensation based on funds from operations may lead our manager to place undue emphasis on the maximization of funds from operations at the expense of other criteria, such as preservation of capital, in order to achieve higher incentive compensation. Investments with higher yield potential are generally riskier or more speculative. This could result in increased risk to the value of our investment portfolio.

Termination of the management agreement with our manager is difficult and costly. The management agreement may only be terminated annually upon the affirmative vote of at least two-thirds of our independent directors, or by a vote of the holders of a majority of the outstanding shares of our common stock, based upon (1) unsatisfactory performance by our manager that is materially detrimental to us or (2) a determination that the management fee payable to our manager is not fair, subject to our manager's right to prevent such a compensation termination by accepting a mutually acceptable reduction of fees. Our manager will be provided 60 days' prior notice of any termination and will be paid a termination fee equal to the amount of the management fee earned by the manager during the twelve-month period preceding such termination. In addition, following any termination of the management agreement, the manager may require us to purchase its right to receive incentive compensation at a price determined as if our assets were sold for their fair market value (as determined by an appraisal, taking into account, among other things, the expected future value of the underlying investments) or otherwise we may continue to pay the incentive compensation to our manager. These provisions may increase the effective cost to us of terminating the management agreement, thereby adversely affecting our ability to terminate our manager without cause.

Our directors have approved very broad investment guidelines for our manager and do not approve each investment decision made by our manager.

Our manager is authorized to follow very broad investment guidelines. Our directors periodically review our investment guidelines and our investment portfolio. However, our board does not review each proposed investment. In addition, in conducting periodic reviews, the directors rely primarily on information provided to them by our manager. Furthermore, transactions entered into by our manager may be difficult or impossible to unwind by the time they are reviewed by the directors. Our manager has great latitude within the broad investment guidelines in determining the types of assets it may decide are proper investments for us.

We may change our investment strategy without stockholder consent which may result in riskier investments than our current investments.

Decisions to make investments in entirely new asset categories present risks which may be difficult for us to adequately assess and could therefore reduce the stability of our dividends or have adverse effects on our financial condition. A change in our investment strategy may increase our exposure to interest rate and real estate market fluctuations.

Our investment strategy may evolve, in light of existing market conditions and investment opportunities, to continue to take advantage of opportunistic investments in real estate related assets, which may involve additional risks depending upon the nature of such assets and our ability to finance such assets on a short or long term basis. Investment opportunities that present unattractive risk-return profiles relative to other available investment opportunities under particular market conditions may become relatively attractive under changed market conditions and changes in market conditions may therefore result in changes in the investments we target. Our failure to accurately assess the risks inherent in new asset categories or the financing risks associated with such assets could adversely affect our results of operations and our financial condition.

Risks Relating to Our Business

We are subject to significant competition and we may not compete successfully.

We are subject to significant competition in seeking investments. We compete with other companies, including other REITs, insurance companies and other investors, including funds and companies affiliated with our manager. Some of our competitors have greater resources than us and we may not be able to compete successfully for investments.

Furthermore, competition for investments of the type to be made by us may lead to the returns available from such investments decreasing which may further limit our ability to generate our desired returns. We cannot assure you that other companies will not be formed that compete with us for investments or otherwise pursue investment strategies similar to ours.

Our determination of how much leverage to apply to our investments may adversely affect our return on our investments and may reduce cash available for distribution.

We leverage our portfolio through borrowings, generally through the use of credit facilities, warehouse facilities, repurchase agreements, mortgage loans on real estate, securitizations, including the issuance of CBOs, private or public offerings of debt by subsidiaries, loans to entities in which we hold, directly or indirectly, interests in pools of properties or loans, and other borrowings. Our investment policies do not limit the amount of leverage we may incur with respect to any specific asset or pool of assets, subject to an overall limit on our use of leverage to 90% of the value of our assets on an aggregate basis. Our return on our investments and cash available for distribution to our stockholders may be reduced to the extent that changes in market conditions cause the cost of our financing to increase relative to the income that can be derived from the assets acquired.

We finance certain of our investments with debt (e.g., repurchase agreements) that is subject to margin calls based on a decrease in the value of such investments, which could adversely impact our liquidity and, as a result of the need to post greater margin with respect to existing investments, our return on equity. If we do not have the funds available to or choose not to satisfy any such margin calls, we could be forced to sell the investments at a loss.

The loans we invest in and the loans underlying the securities and total rate of return swaps we invest in are subject to delinquency, foreclosure and loss, which could result in losses to us.

Commercial mortgage loans are secured by multifamily or commercial property and are subject to risks of delinquency and foreclosure, and risks of loss. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower's ability to repay the loan may be impaired. Net operating income of an income-producing property can be affected by, among other things: tenant mix, success of tenant businesses, property management decisions, property location and condition, competition from comparable types of properties, changes in laws that increase operating expense or limit rents that may be charged, any need to address environmental contamination at the property, the occurrence of any uninsured casualty at the property, changes in national, regional or local economic conditions and/or specific industry segments, declines in regional or local real estate values, declines in regional or local rental or occupancy rates, increases in interest rates, real estate tax rates and other operating expenses, changes in governmental rules, regulations and fiscal policies, including environmental legislation, acts of God, terrorism, social unrest and civil disturbances.

Residential mortgage loans and subprime mortgage loans are secured by single-family residential property and are subject to risks of delinquency and foreclosure, and risks of loss. The ability of a borrower to repay a loan secured by a residential property is dependent upon the income or assets of the borrower. A number of factors may impair borrowers' abilities to repay their loans.

In the event of any default under a loan held directly by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the loan, which could adversely affect our cash flow from operations. Foreclosure of a loan can be an expensive and lengthy process which could negatively affect our anticipated return on the foreclosed loan.

Mortgage and asset backed securities are bonds or notes backed by loans and/or other financial assets and include commercial mortgage back securities (CMBS), agency residential mortgage backed securities (RMBS), and real estate related asset backed securities (ABS). The ability of a borrower to repay these loans or other financial assets is dependant upon the income or assets of these borrowers. While we intend to focus on real estate related asset backed securities, there can be no assurance that we will not invest in other types of asset backed securities.

Our investments in mortgage and asset backed securities will also be adversely affected by defaults under the loans underlying such securities. To the extent losses are realized on the loans underlying the securities in which we invest, the company may not recover the amount invested in, or, in extreme cases, any of our investment in, such securities.

Subprime mortgage loans are generally loans to credit impaired borrowers and borrowers that are ineligible to qualify for loans from conventional mortgage sources due to loan size, credit characteristics or documentation standards. Loans to lower credit grade borrowers generally experience higher-than-average default and loss rates than do conforming mortgage loans. Material differences in the defaults, loss severities and/or prepayments on the subprime mortgage loans we acquire (or on the manufactured housing loans we acquire) from what we estimate in connection with our underwriting of the acquisition of such loans would cause reductions in our income and adversely affect our operating results, both with respect to unsecuritized loans and loans that we have securitized or otherwise financed on a long term match funded basis. We cannot assure you that our underwriting criteria will afford adequate protection against the higher risks associated with loans made to lower credit grade borrowers. If we underestimate the extent of losses that our loans will incur, then our business, financial condition, liquidity and results of operations will be adversely impacted.

Although we seek to match fund our investments to limit refinance risk and lock in net spreads, we do not employ this strategy with respect to certain of our investments, which increases the risks related to refinancing these investments.

A key to our investment strategy is to finance our investments using match funded financing structures, which match assets and liabilities with respect to maturities and interest rates. This limits our refinance risk, including the risk of being able to refinance an investment or refinance on favorable terms. We generally use match funded financing structures, such as CBOs, to finance our investments in real estate securities and loans. However, our manager may elect for us to bear a level of refinancing risk on a short term or longer term basis, such as is the case with investments financed with repurchase agreements, when, based on all of the relevant factors, bearing such risk is advisable. This is generally the case with respect to the residential mortgage loans and agency RMBS we invest in. The decision not to match fund certain investments exposes us to additional refinancing risks that may not apply to our other investments.

In addition, we anticipate that, in most cases, for any period during which our floating rate assets are not match funded with respect to maturity, the income from such assets may respond more slowly to interest rate fluctuations than the cost of our borrowings. Because of this dynamic, interest income from such investments may rise more slowly than the related interest expense, with a consequent decrease in our net income. Interest rate fluctuations resulting in our interest expense exceeding interest income would result in operating losses for us from these investments.

Accordingly, if we do not or are unable to match fund our investments with respect to maturities and interest rates, we will be exposed to the risk that we may not be able to finance or refinance our investments on economically favorable terms or may have to liquidate assets at a loss.

We may not be able to finance our investments on a long term basis on attractive terms, including by means of securitization, which may require us to seek more costly financing for our investments or to liquidate assets.

When financing our investments through CBOs, we accumulate securities through an arrangement in which a third party provides short term financing pending the issuance of the CBO bonds and we make a cash deposit with such third party. Under such arrangement, if the CBO financing were not consummated, we would be required to either purchase the securities and obtain other more expensive financing for such purchase, or pay the third party the lesser of the difference between the price it paid for the securities and the price at which it sold such securities, or our deposit.

Where we acquire a loan portfolio which we finance on a short term basis with a view to securitization or other long term financing, we bear the risk of being unable to securitize the loans or otherwise finance them on a long term basis at attractive prices or in a timely matter, or at all. If it is not possible or economical for us to securitize or otherwise finance such loans on a long term basis, we may be unable to pay down our short term credit facilities, or be required to liquidate the loans at a loss in order to do so.

Both during the ramp up phase of a potential CBO financing and following the closing of a CBO financing when we have locked in the liability costs for a CBO, the rate at which we are able to acquire eligible investments and changes in market conditions may adversely affect our anticipated returns.

We acquire real estate securities and loans and finance them on a long term basis, typically through the issuance of collateralized bond obligations. We use short term warehouse lines of credit to finance the acquisition of real estate securities and loans until a sufficient quantity of securities and loans is accumulated, at which time we may refinance these lines through a securitization, such as a CBO financing, or other long term financing. As a result, we are subject to the risk that we will not be able to acquire, during the period that our warehouse facility is available, a sufficient amount of eligible securities to maximize the efficiency of a collateralized bond obligation financing. In addition, conditions in the capital markets may make the issuance of a collateralized bond obligation less attractive to us when we do have a sufficient pool of collateral. If we are unable to issue a collateralized bond obligation to finance these assets, we may be required to seek other forms of potentially less attractive financing or otherwise to liquidate the assets.

In addition, following each CBO financing we must invest the net cash raised in the financing. Until we are able to acquire sufficient securities, our returns will reflect income earned on uninvested cash and, having locked in the cost of liabilities for the particular CBO, the particular CBO’s returns will be at risk of declining to the extent that yields on the securities to be acquired decline.

In general, our ability to acquire appropriate investments depends upon the supply in the market of investments we deem suitable, and changes in various economic factors may affect our determination of what constitutes a suitable investment.

Our returns will be adversely affected when proceeds of investments we have sold or which have been prepaid must be reinvested at lower yields than those of the investments sold or prepaid.

Real estate securities and loans are subject to prepayment risk. In addition, we may sell, and realize gains (or losses) on, investments. For those investments held in CBOs, the proceeds from such prepayments or sales must be reinvested inside the applicable CBO, prior to the end of the reinvestment period. Our net income will be adversely affected if proceeds from sales or prepayments of assets are reinvested at lower asset yields than the yields of such investments.

Our investments may be subject to impairment charges.

We will periodically evaluate our investments for impairment indicators. The judgment regarding the existence of impairment indicators is based on a variety of factors depending upon the nature of the investment and the manner in which the income related to such investment calculated for purposes of our financial statements. If we determine that a significant impairment has occurred, we would be required to make an adjustment to the net carrying value of the investment, which could adversely affect our results of operations and funds from operations in the applicable period.

Our investments in senior unsecured REIT securities are subject to specific risks relating to the particular REIT issuer and to the general risks of investing in subordinated real estate securities, which may result in losses to us.

Our investments in REIT securities involve special risks relating to the particular REIT issuer of the securities, including the financial condition and business outlook of the issuer. REITs generally are required to substantially invest in operating real estate or real estate related assets and are subject to the inherent risks associated with real estate related investments discussed in this report.

Our investments in REIT securities are also subject to the risks described above with respect to mortgage loans and mortgage backed securities and similar risks, including (i) risks of delinquency and foreclosure, and risks of loss in the event thereof, (ii) the dependence upon the successful operation of and net income from real property, (iii) risks generally incident to interests in real property, and (iv) risks that may be presented by the type and use of a particular commercial property.

REIT securities are generally unsecured and may also be subordinated to other obligations of the issuer. We may also invest in REIT securities that are rated below investment grade. As a result, investments in REIT securities are also subject to risks of: (i) limited liquidity in the secondary trading market, (ii) substantial market price volatility resulting from changes in prevailing interest rates, (iii) subordination to the prior claims of banks and other senior lenders to the issuer, (iv) the operation of mandatory sinking fund or call/redemption provisions during periods of declining interest rates that could cause the issuer to reinvest premature redemption proceeds in lower yielding assets, (v) the possibility that earnings of the REIT issuer may be insufficient to meet its debt service and dividend obligations and (vi) the declining creditworthiness and potential for insolvency of the issuer of such REIT securities during periods of rising interest rates and economic downturn. These risks may adversely affect the value of outstanding REIT securities and the ability of the issuers thereof to repay principal and interest or make dividend payments.

The real estate related loans and other direct and indirect interests in pools of real estate properties or other loans that we invest in may be subject to additional risks relating to the privately negotiated structure and terms of the transaction, which may result in losses to us.

We invest in real estate related loans and other direct and indirect interests in pools of real estate properties or loans.

We invest in mezzanine loans that take the form of subordinated loans secured by second mortgages on the underlying real property or other business assets or revenue streams or loans secured by a pledge of the ownership interests of the entity owning real property or other business assets or revenue streams (or the ownership interest of the parent of such entity). These types of investments involve a higher degree of risk than long term senior lending secured by business assets or income producing real property because the investment may become unsecured as a result of foreclosure by a senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt. As a result, we may not recover some or all of our investment. In addition, mezzanine loans may have higher loan to value ratios than conventional mortgage loans, resulting in less equity in the property and increasing the risk of loss of principal.

We also invest in mortgage loans (“B” Notes) that while secured by a first mortgage on a single large commercial property or group of related properties are subordinated to an "A Note" secured by the same first mortgage on the same collateral. As a result, if an issuer defaults, there may not be sufficient funds remaining for B Note holders. B Notes reflect similar credit risks to comparably rated commercial mortgage backed securities. We also invest, directly or indirectly, in pools of real estate properties or loans. However, since each transaction is privately negotiated, these investments can vary in their structural characteristics and risks. For example, the rights of holders of B Notes to control the process following a borrower default may vary from transaction to transaction, while investments in pools of real estate properties or loans may be subject to varying contractual arrangements with third party co-investors in such pools. Further, B Notes typically are secured by a single property, and so reflect the risks associated with significant concentration. These investments also are less liquid than commercial mortgage backed securities.

Insurance on real estate in which we have interests (including the real estate serving as collateral for our real estate securities and loans) may not cover all losses.

There are certain types of losses, generally of a catastrophic nature, such as earthquakes, floods, hurricanes, terrorism or acts of war, that may be uninsurable or not economically insurable. Inflation, changes in building codes and ordinances, environmental considerations, and other factors, including terrorism or acts of war, also might make the insurance proceeds insufficient to repair or replace a property if it is damaged or destroyed. Under such circumstances, the insurance proceeds received might not be adequate to restore our economic position with respect to the affected real property. As a result of the events of September 11, 2001, insurance companies are limiting and/or excluding coverage for acts of terrorism in insurance policies. As a result, we may suffer losses from acts of terrorism that are not covered by insurance.

In addition, the mortgage loans which are secured by certain of the properties in which we have interests contain customary covenants, including covenants that require property insurance to be maintained in an amount equal to the replacement cost of the properties. There can be no assurance that the lenders under these mortgage loans will not take the position that exclusions from coverage for losses due to terrorist acts is a breach of a covenant which, if uncured, could allow the lenders to declare an event of default and accelerate repayment of the mortgage loans.

Environmental compliance costs and liabilities with respect to our real estate in which we have interests may adversely affect our results of operations.

Our operating costs may be affected by our obligation to pay for the cost of complying with existing environmental laws, ordinances and regulations, as well as the cost of complying with future legislation with respect to the assets, or loans secured by assets, with environmental problems that materially impair the value of the assets. Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under, or in such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. In addition, the presence of hazardous or toxic substances, or the failure to remediate properly, may adversely affect the owner's ability to borrow by using such real property as collateral. Certain environmental laws and common law principles could be used to impose liability for releases of hazardous materials, including asbestos-containing materials, into the environment, and third parties may seek recovery from owners or operators of real properties for personal injury associated with exposure to released asbestos-containing materials or other hazardous materials. Environmental laws may also impose restrictions on the manner in which a property may be used or transferred or in which businesses it may be operated, and these restrictions may require expenditures. In connection with the direct or indirect ownership and operation of properties, we may be potentially liable for any such costs. The cost of defending against claims of liability or remediating contaminated property and the cost of complying with environmental laws could adversely affect our results of operations and financial condition.

Many or our investments are illiquid and this lack of liquidity could significantly impede our ability to vary our portfolio in response to changes in economic and other conditions or to realize the value at which such investments are carried if we are required to dispose of them.

Operating real estate and other direct and indirect investments in real estate and real estate related assets are generally illiquid. Our investments in unconsolidated subsidiaries are also illiquid. In addition, the real estate securities that we purchase in connection with privately negotiated transactions are not registered under the relevant securities laws, resulting in a prohibition against their transfer, sale, pledge or other disposition except in a transaction that is exempt from the registration requirements of, or is otherwise in accordance with, those laws. In addition, there are no established trading markets for a majority of our investments. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited.

Our assets are valued based primarily on third party quotations which are subject to significant variability based on market conditions. Certain of our investments, however, are highly illiquid and we will not have access to readily ascertainable market prices when establishing valuations of them. While we will endeavor to determine and establish valuations of our investments based on our manager’s estimate of the fair market value of such investments, if we are required to liquidate all or a portion of our illiquid investments quickly, we may realize significantly less than the amount at which we have previously valued these investments.

Interest rate fluctuations and shifts in the yield curve may cause losses.

Our primary interest rate exposures relate to our real estate securities, loans, floating rate debt obligations, interest rate swaps, and interest rate caps. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on our interest-earning assets and the interest expense incurred in connection with our interest-bearing liabilities and hedges. Changes in the level of interest rates also can affect, among other things, our ability to acquire real estate securities and loans at attractive prices, the value of our real estate securities, loans and derivatives and our ability to realize gains from the sale of such assets.

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

Interest rate changes may also impact our net book value as our real estate securities and related hedge derivatives are marked to market each quarter. Our loan investments and debt obligations are not marked to market. Generally, as interest rates increase, the value of our fixed rate securities decreases, which will decrease the book value of our equity.

Furthermore, shifts in the U.S. Treasury yield curve, which represents the market's expectations of future interest rates, would also affect the yield required on our real estate securities and therefore their value. This would have similar effects on our real estate securities portfolio and our financial position and operations to a change in interest rates generally.

Our investments in real estate securities and loans are subject to changes in credit spreads which could adversely affect our ability to realize gains on the sale of such investments.

Real estate securities are subject to changes in credit spreads. Fixed rate securities are valued based on a market credit spread over the rate payable on fixed rate U.S. Treasuries of like maturity. The value of these securities is dependent on the yield demanded on these securities by the market based on their credit relative to U.S. Treasuries. Excessive supply of these securities combined with reduced demand will generally cause the market to require a higher yield on these securities, resulting in the use of a higher, or "wider," spread over the benchmark rate (usually the applicable U.S. Treasury security yield) to value such securities. Under such conditions, the value of our real estate securities portfolio would tend to decline. Conversely, if the spread used to value such securities were to decrease, or "tighten," the value of our real estate securities portfolio would tend to increase. Our floating rate securities are valued based on a market credit spread over LIBOR and are affected similarly by changes in LIBOR spreads. Such changes in the market value of our real estate securities portfolio may affect our net equity, net income or cash flow directly through their impact on unrealized gains or losses on available for sale securities, and therefore our ability to realize gains on such securities, or indirectly through their impact on our ability to borrow and access capital.

Our loan portfolios are also subject to changes in credit spreads. Our floating rate loans are valued based on a market credit spread to LIBOR. The value of these loans is dependent on the yield demanded by the market based on their credit relative to LIBOR. The value of our floating rate loans would tend to decline should the market require a higher yield on such loans, resulting in the use of a higher spread over the benchmark rate (usually the applicable LIBOR yield). Our fixed rate loans are valued based on a market credit spread over U.S. Treasuries and are affected similarly by changes in U.S. Treasury spreads. If the value of our loans subject to repurchase agreements were to decline, it could affect our ability to refinance such loans upon the maturity of the related repurchase agreements. Any credit or spread related losses incurred with respect to our loans would affect us in the same way as similar losses on our real estate securities portfolio as described above, except that our loans are not marked to market.

In addition, widening credit spreads will generally result in a decrease in the mark to market value of certain investments which are treated as derivatives on our balance sheet, such as total rate of return swaps. Since changes in the value of such assets are reflected in our income statement, this would result in a decrease in our net income. To the extent that we choose to make increasing investments in real estate related assets by means of entering into total rate of return swaps, our net income will become more susceptible to decreases stemming from credit spread changes.

Our hedging transactions may limit our gains or result in losses.

We use derivatives to hedge our interest rate exposure and this has certain risks, including the risk that losses on a hedge position will reduce the cash available for distribution to stockholders and that such losses may exceed the amount invested in such instruments. Our board of directors has adopted a general policy with respect to the use of derivatives, which generally allows us to use derivatives where appropriate, but does not set forth specific policies and procedures. We use derivative instruments, including forwards, futures, swaps and options, in our risk management strategy to limit the effects of changes in interest rates on our operations. A hedge may not be effective in eliminating all of the risks inherent in any particular position. Our profitability may be adversely affected during any period as a result of the use of derivatives.

There are limits to the ability of hedging strategy to protect us completely against interest rate risks. When rates change, we expect the gain or loss on derivatives to be offset by a related but inverse change in the value of the items, generally our liabilities, which we hedge. We cannot assure you, however, that our use of derivatives will offset the risks related to changes in interest rates. We cannot assure you that our hedging strategy and the derivatives that we use will adequately offset the risk of interest rate volatility or that our hedging transactions will not result in losses.

In managing our hedge instruments, we consider the effect of the expected hedging income on the REIT qualification tests that limit the amount of gross income that a REIT may receive from hedging. The REIT provisions of the Internal Revenue Code limit our ability to hedge. We need to carefully monitor, and may have to limit, our hedging strategy to assure that we do not realize hedging income, or hold hedges having a value, in excess of the amounts which would cause us to fail the REIT gross income and asset tests.

Accounting for derivatives under GAAP is extremely complicated Any failure by us to account for our derivatives properly in accordance with GAAP in our financial statements could adversely affect our earnings.

Prepayment rates can increase, adversely affecting yields on certain investments, including our residential mortgage loans.

The value of our assets may be affected by prepayment rates on our residential mortgage loans and other floating rate assets. Prepayment rates are influenced by changes in current interest rates and a variety of economic, geographic and other factors beyond our control, and consequently, such prepayment rates cannot be predicted with certainty. In periods of declining mortgage interest rates, prepayments on loans generally increase. If general interest rates decline as well, the proceeds of such prepayments received during such periods are likely to be reinvested by us in assets yielding less than the yields on the assets that were prepaid. In addition, the market value of floating rate assets may, because of the risk of prepayment, benefit less than fixed rate assets from declining interest rates. Conversely, in periods of rising interest rates, prepayments on loans generally decrease, in which case we would not have the prepayment proceeds available to invest in assets with higher yields. Under certain interest rate and prepayment scenarios we may fail to recoup fully our cost of acquisition of certain investments.

In addition, when market conditions lead us to increase the portion of our CBO investments that are comprised of floating rate securities, the risk of assets inside our CBOs prepaying increases. Since our CBO financing costs are locked in, reinvestment of such prepayment proceeds at lower yields than the initial investments, as a result of changes in the interest rate or credit spread environment, will result in a decrease of the return on our equity and therefore our net income.

Risks Relating to Our Company

Our failure to qualify as a REIT would result in higher taxes and reduced cash available for stockholders.

We operate in a manner so as to qualify as a REIT for federal income tax purposes. Our ability to satisfy the asset tests depends upon our analysis of the fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income and quarterly asset requirements also depends upon our ability to successfully manage the composition of our income and assets on an ongoing basis. Moreover, the proper classification of an instrument as debt or equity for federal income tax purposes may be uncertain in some circumstances, which could affect the application of the REIT qualification requirements as described below. Accordingly, there can be no assurance that the IRS will not contend that our interests in subsidiaries or other issuers will not cause a violation of the REIT requirements. If we were to fail to qualify as a REIT in any taxable year, we would be subject to federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates, and distributions to stockholders would not be deductible by us in computing our taxable income. Any such corporate tax liability could be substantial and would reduce the amount of cash available for distribution to our stockholders, which in turn could have an adverse impact on the value of, and trading prices for, our stock. Unless entitled to relief under certain Internal Revenue Code provisions, we also would be disqualified from taxation as a REIT for the four taxable years following the year during which we ceased to qualify as a REIT. The rule against re-electing REIT status following a loss of such status could also apply to us if Newcastle Investment Holdings Corp., a former stockholder of the Company, failed to qualify as a REIT, and we are treated as a successor to Newcastle Investment Holdings for federal income tax purposes.

REIT distribution requirements could adversely affect our liquidity.

We generally must distribute annually at least 90% of our net taxable income, excluding any net capital gain, in order for corporate income tax not to apply to earnings that we distribute. We intend to make distributions to our stockholders to comply with the requirements of the Internal Revenue Code. However, differences in timing between the recognition of taxable income and the actual receipt of cash could require us to sell assets or borrow funds on a short term or long term basis to meet the 90% distribution requirement of the Internal Revenue Code. Certain of our assets generate substantial mismatches between taxable income and available cash. As a result, the requirement to distribute a substantial portion of our net taxable income could cause us to: (a) sell assets in adverse market conditions, (b) borrow on unfavorable terms, or (c) distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt, in order to comply with REIT requirements.

Further, amounts distributed will not be available to fund investment activities. If we fail to obtain debt or equity capital in the future, it could limit our ability to grow, which could adversely affect the value of our common stock.

Dividends payable by REITs do not qualify for reduced tax rates.

Tax law changes in 2003 reduced the maximum tax rate for dividends payable to individuals from 35% to 15% (through 2008). Dividends payable by REITs, however, are generally not eligible for the reduced rates. Although this legislation does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends could cause investors who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock. In addition, the relative attractiveness of real estate in general may be adversely affected by the newly favorable tax treatment given to corporate dividends, which could affect the value of our real estate assets negatively.

Maintenance of our Investment Company Act exemption imposes limits on our operations.

We conduct our operations so as not to become regulated as an investment company under the Investment Company Act of 1940, as amended. We believe that there are a number of exemptions under the Investment Company Act that may be applicable to us. The assets that we may acquire, therefore, are limited by the provisions of the Investment Company Act and the rules and regulations promulgated under the Investment Company Act. In addition, we could, among other things, be required either (a) to change the manner in which we conduct our operations to avoid being required to register as an investment company or (b) to register as an investment company, either of which could adversely affect us and the market price for our stock.

ERISA may restrict investments by plans in our common stock.

A plan fiduciary considering an investment in our common stock should consider, among other things, whether such an investment is consistent with the fiduciary obligations under ERISA, including whether such investment might constitute or give rise to a prohibited transaction under ERISA, the Internal Revenue Code or any substantially similar federal, state or local law and, if so, whether an exemption from such prohibited transaction rules is available.

The stock ownership limits imposed by the Internal Revenue Code for REITs and our charter may inhibit market activity in our stock and may restrict our business combination opportunities.

In order for us to maintain our qualification as a REIT under the Internal Revenue Code, not more than 50% in value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Internal Revenue Code to include certain entities) at any time during the last half of each taxable year after our first year. Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. Unless exempted by our board of directors, no person may own more than 8% of the aggregate value of all outstanding shares of our capital stock, treating classes and series of our stock in the aggregate, or more than 25% of the outstanding shares of our Series B Preferred Stock or Series C Preferred Stock. Our board may grant such an exemption, subject to such conditions, representations and undertakings as it may determine in its sole discretion. These ownership limits could delay or prevent a transaction or a change in our control that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders. Our board of directors has granted limited exemptions to Fortress Principal Investment Holdings II LLC, our manager, a third party group of funds managed by Cohen & Steers, and certain affiliates of these entities.

Maryland takeover statutes may prevent a change of our control. This could depress our stock price.

Under Maryland law, "business combinations" between a Maryland corporation and an interested stockholder or an affiliate of an interested stockholder are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include certain mergers, consolidations, share exchanges, or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities or a liquidation or dissolution. An interested stockholder is defined as:

•	any person who beneficially owns 10% or more of the voting power of the corporation's outstanding shares; or

•
an affiliate or associate of a corporation who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of the then outstanding stock of the corporation.

A person is not an interested stockholder under the statute if the board of directors approved in advance the transaction by which he or she otherwise would have become an interested stockholder.

After the five--year prohibition, any business combination between the Maryland corporation and an interested stockholder generally must be recommended by the board of directors of the corporation and approved by the affirmative vote of at least:

•	80% of the votes entitled to be cast by holders of outstanding shares of voting stock of the corporation voting together as a single group; and

•
two-thirds of the votes entitled to be cast by holders of voting stock of the corporation other than shares held by the interested stockholder with whom or with whose affiliate the business combination is to be effected or held by an affiliate or associate of the interested stockholder voting together as a single voting group.

The business combination statute may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer, including potential acquisitions that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders.

Our authorized, but unissued common and preferred stock may prevent a change in our control.

Our charter authorizes us to issue additional authorized but unissued shares of our common stock or preferred stock. In addition, our board of directors may classify or reclassify any unissued shares of common stock or preferred stock and may set the preferences, rights and other terms of the classified or reclassified shares. As a result, our board may establish a series of preferred stock that could delay or prevent a transaction or a change in control that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders.

Our stockholder rights plan could inhibit a change in our control.

We have adopted a stockholder rights agreement. Under the terms of the rights agreement, in general, if a person or group acquires more than 15% of the outstanding shares of our common stock, all of our other common stockholders will have the right to purchase securities from us at a discount to such securities' fair market value, thus causing substantial dilution to the acquiring person. The rights agreement may have the effect of inhibiting or impeding a change in control not approved by our board of directors and, therefore, could adversely affect our stockholders' ability to realize a premium over the then-prevailing market price for our common stock in connection with such a transaction. In addition, since our board of directors can prevent the rights agreement from operating, in the event our board approves of an acquiring person, the rights agreement gives our board of directors significant discretion over whether a potential acquirer's efforts to acquire a large interest in us will be successful. Because the rights agreement contains provisions that are designed to assure that the executive officers, our manager and its affiliates will never, alone, be considered a group that is an acquiring person, the rights agreement provides the executive officers, our manager and its affiliates with certain advantages under the rights agreement that are not available to other stockholders.

Our staggered board and other provisions of our charter and bylaws may prevent a change in our control.

Our board of directors is divided into three classes of directors. Directors of each class are chosen for three-year terms upon the expiration of their current terms, and each year one class of directors is elected by the stockholders. The staggered terms of our directors may reduce the possibility of a tender offer or an attempt at a change in control, even though a tender offer or change in control might be in the best interest of our stockholders. In addition, our charter and bylaws also contain other provisions that may delay or prevent a transaction or a change in control that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders.

Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect our management’s views as of the date of this report. The factors noted above could cause our actual results to differ significantly from those contained in any forward-looking statement. For a discussion of our critical accounting policies see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Application of Critical Accounting Policies.”

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this report to conform these statements to actual results.

Item 1B. Unresolved Staff Comments

We have no unresolved staff comments.

Item 2. Properties.

Our direct investments in properties are described under “Business - Our Investing Activities.”

Our manager leases principal executive and administrative offices located at 1345 Avenue of the Americas, New York, New York 10105, 46th floor. Its telephone number is (212) 798-6100.

Item 3. Legal Proceedings.

We are not a party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our security holders during the fourth quarter of 2005.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Our common stock has been listed and is traded on the New York Stock Exchange (NYSE) under the symbol “NCT” since our initial public offering in October 2002. The following table sets forth, for the periods indicated, the high, low and last sale prices in dollars on the NYSE for our common stock and the distributions we declared with respect to the periods indicated.

2005	High	Low	Last Sale	Distributions Declared
First Quarter	$31.95	$29.27	$29.60	$0.625
Second Quarter	$32.31	$28.25	$30.15	$0.625
Third Quarter	$31.25	$27.00	$27.90	$0.625
Fourth Quarter	$27.96	$24.74	$24.85	$0.625

2004	High	Low	Last Sale	Distributions Declared
First Quarter	$33.89	$25.51	$33.70	$0.600
Second Quarter	$33.40	$24.51	$29.95	$0.600
Third Quarter	$31.74	$27.97	$30.70	$0.600
Fourth Quarter	$32.87	$29.84	$31.78	$0.625

We intend to continue to declare quarterly distributions on our common stock. No assurance, however, can be given as to the amounts or timing of future distributions as such distributions are subject to our earnings, financial condition, capital requirements and such other factors as our board of directors deems relevant.

On March 6, 2006, the closing sale price for our common stock, as reported on the NYSE, was $24.76. As of March 6, 2006, there were approximately 99 record holders of our common stock. This figure does not reflect the beneficial ownership of shares held in nominee name.

Equity Compensation Plan Information

The following table summarizes the total number of outstanding securities in the incentive plan and the number of securities remaining for future issuance, as well as the weighted average exercise price of all outstanding securities as of December 31, 2005.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved
by Security Holders:
Newcastle Investment Corp. Nonqualified
Stock Option and Incentive Award Plan	1,811,807 (1)	$25.14	7,320,577 (2)
Equity Compensation Plans Not Approved
by Security Holders:
None	N/A	N/A	N/A

(1)
Includes options for (i) 1,170,317 shares held by an affiliate of our manager; (ii) 627,490 shares granted to our manager and assigned to certain of the manager’s employees; and (iii) an aggregate of 14,000 shares held by our directors, other than Mr. Edens.

(2)
The maximum available for issuance is equal to 10% of the number of outstanding equity interests, subject to a maximum of 10,000,000 shares in the aggregate over the term of the plan. The number of securities remaining available for future issuance is net of an aggregate of 5,696 shares of our common stock awards to our directors, other than Mr. Edens, representing the aggregate annual automatic stock awards to each such director for 2003 through 2005, and of 861,920 shares issued to certain of our directors and employees of our manager upon the exercise of previously granted options.

Item 6. Selected Financial Data.

The selected historical consolidated financial information set forth below as of December 31, 2005, 2004, 2003, 2002 and 2001 and for the years ended December 31, 2005, 2004, 2003, 2002 and 2001 has been derived from our audited historical consolidated financial statements.

The information below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto included in “Financial Statements and Supplementary Data.”

Selected Consolidated Financial Information
(in thousands, except per share data)

	Year Ended December 31,
	2005	2004	2003	2002	2001
Operating Data				(2)	(1)
Revenues
Interest income	$348,516	$225,761	$133,183	$73,620	$48,729
Other income	29,697	23,908	18,901	18,716	50,348
	378,213	249,669	152,084	92,336	99,077
Expenses
Interest expense	226,446	136,398	76,877	44,238	30,495
Other expense	42,529	29,259	20,828	18,197	36,865
	268,975	165,657	97,705	62,435	67,360

Equity in earnings of unconsolidated subsidiaries	5,930	12,465	862	362	2,807
Income taxes on related taxable subsidiaries	(321)	(2,508)	—	—	—
	5,609	9,957	862	362	2,807

Income from continuing operations	114,847	93,969	55,241	30,263	34,524
Income from discontinued operations	2,108	4,446	877	1,232	9,147
Net income	116,955	98,415	56,118	31,495	43,671
Preferred dividends and related accretion	(6,684)	(6,094)	(4,773)	(1,162)	(2,540)
Income available for common stockholders	$110,271	$92,321	$51,345	$30,333	$41,131
Net income per share of common stock, diluted	$2.51	$2.46	$1.96	$1.68	$2.49
Income from continuing operations per share of common
stock, after preferred dividends and related accretion, diluted	$2.46	$2.34	$1.93	$1.61	$1.94
Weighted average number of shares of common stock
outstanding, diluted	43,986	37,558	26,141	18,090	16,493
Dividends declared per share of common stock	$2.500	$2.425	$1.950	$2.050	$2.000

	As Of December 31,
	2005	2004	2003	2002	2001 (1)
Balance Sheet Data
Real estate securities, available for sale	$4,554,519	$3,369,496	$2,192,727	$1,025,010	$501,509
Real estate related loans, net	615,551	591,890	402,784	26,417	20,662
Residential mortgage loans, net	600,682	654,784	586,237	258,198	—
Operating real estate, net	16,673	57,193	102,995	113,652	524,834
Cash and cash equivalents	21,275	37,911	60,403	45,463	31,360
Total assets	6,209,699	4,932,720	3,550,299	1,574,828	1,262,509
Debt	5,212,358	4,021,396	2,924,552	1,217,007	897,390
Total liabilities	5,291,696	4,136,005	3,010,936	1,288,326	928,637
Common stockholders' equity	815,503	734,215	476,863	284,241	310,545
Preferred stock	102,500	62,500	62,500	—	—

Supplemental Balance Sheet Data
Common shares outstanding	43,913	39,859	31,375	23,489	16,489
Book value per share of common stock, subsequent to
initial public offering	$18.57	$18.42	$15.20	$12.10	N/A

(1)	Represents the operations and financial position of our predecessor.
(2)	Includes the operations of our predecessor through the date of commencement of our operations, July 12, 2002.

	Year Ended December 31,
	2005	2004	2003	2002	2001
Other Data
Cash Flow provided by (used in):
Operating activities	$98,763	$90,355	$38,454	$21,919	$37,255
Investing activities	(1,334,746)	(1,332,164)	(1,659,026)	(683,053)	103,246
Financing activities	1,219,347	1,219,317	1,635,512	675,237	(119,716)
Funds from Operations (FFO) (1)	104,031	86,201	54,380	37,633	48,264

(1)
We believe FFO is one appropriate measure of the operating performance of real estate companies because it provides investors with information regarding our ability to service debt and make capital expenditures. We also believe that FFO is an appropriate supplemental disclosure of operating performance for a REIT due to its widespread acceptance and use within the REIT and analyst communities. Furthermore, FFO is used to compute our incentive compensation to our manager. FFO, for our purposes, represents net income available for common stockholders (computed in accordance with GAAP), excluding extraordinary items, plus depreciation of our operating real estate, and after adjustments for unconsolidated subsidiaries, if any. We consider gains and losses on resolution of our investments to be a normal part of our recurring operations and, therefore, do not exclude such gains and losses when arriving at FFO. Adjustments for unconsolidated subsidiaries, if any, are calculated to reflect FFO on the same basis. FFO does not represent cash generated from operating activities in accordance with GAAP and therefore should not be considered an alternative to net income as an indicator of our operating performance or as an alternative to cash flow as a measure of our liquidity and is not necessarily indicative of cash available to fund cash needs. Our calculation of FFO may be different from the calculation used by other companies and, therefore, comparability may be limited.

	Year Ended December 31,
	2005	2004	2003	2002	2001
Calculation of Funds From Operations (FFO):
Income available for common stockholders	$110,271	$92,321	$51,345	$30,333	$41,131
Operating real estate depreciation	702	2,199	3,035	7,994	12,909
Accumulated depreciation on operating real estate sold	(6,942)	(8,319)	—	(2,847)	—
Other-Fund I (1)	—	—	—	2,153	(5,776)
Funds from operations (FFO)	$104,031	$86,201	$54,380	$37,633	$48,264

(1)	Related to an investment retained by our predecessor.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following should be read in conjunction with our consolidated financial statements and notes thereto included in “Financial Statements and Supplementary Data.”

General

Newcastle Investment Corp. is a real estate investment and finance company. We invest in real estate securities, loans and other real estate related assets. In addition, we consider other opportunistic investments which capitalize on our manager’s expertise and which we believe present attractive risk/return profiles and are consistent with our investment guidelines. We seek to deliver stable dividends and attractive risk-adjusted returns to our stockholders through prudent asset selection, active management and the use of match funded financing structures, which reduce our interest rate and financing risks. Our objective is to maximize the difference between the yield on our investments and the cost of financing these investments while hedging our interest rate risk. We emphasize asset quality, diversification, match funded financing and credit risk management.

We currently own a diversified portfolio of moderately credit sensitive real estate debt investments including securities and loans. Our portfolio of real estate securities includes commercial mortgage backed securities (CMBS), senior unsecured debt issued by property REITs, real estate related asset backed securities (ABS) and agency residential mortgage backed securities (RMBS). Mortgage backed securities are interests in or obligations secured by pools of mortgage loans. We generally target investments rated A through BB, except for our agency RMBS which are generally considered AAA rated. We also own, directly and indirectly, interests in loans and pools of loans, including real estate related loans, commercial mortgage loans, residential mortgage loans, manufactured housing loans and subprime residential loans. We also own, directly and indirectly, interests in operating real estate.

We employ leverage in order to achieve our return objectives. We do not have a predetermined target debt to equity ratio as we believe the appropriate leverage for the particular assets we are financing depends on the credit quality of those assets. As of December 31, 2005, our debt to equity ratio was approximately 5.7 to 1. We maintain access to a broad array of capital resources in an effort to insulate our business from potential fluctuations in the availability of capital. We utilize multiple forms of financing including collateralized bond obligations (CBOs), other securitizations, and term loans, as well as short term financing in the form of repurchase agreements and our credit facility.

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

Market Considerations

Our ability to maintain our dividends and grow our business is dependent on our ability to invest our capital on a timely basis at yields which exceed our cost of capital. The primary market factor that bears on this is credit spread.

Generally speaking, tightening credit spreads increase the unrealized gains on our current investments but reduce the yields available on potential new investments, while widening credit spreads reduce the unrealized gains on our current investments (or cause unrealized losses) but increase the yields available on potential new investments.

For the years 2003 and 2004, credit spreads tightened to historical lows, before widening in 2005. During this period, while new originations increased due to a growing commercial debt market, competition for available investments also increased.

With respect to new investments, this environment has caused the yield we can earn on certain investments to decrease. As a result of spread tightening, our related financing costs have also decreased, partially offsetting the decrease in yield. The net effect is that the return on equity available on certain investments has decreased. We continue to pursue opportunistic investments within our investment guidelines that offer a more attractive risk adjusted return, including investments in the residential debt market, and have experienced a trend of increasing returns on our recent investments.

Since the tightening of spreads was more pronounced in fixed rate investments than in floating rate investments, we increased our investment in floating rate assets. Recently rising interest rates and increasing property values have contributed to a high prepayment rate on our floating rate investments. These asset prepayments, coupled with the proceeds from sales of investments, increase our uninvested cash. Tightened credit spreads and the resulting scarcity of attractive investments have caused us to be more selective in our investment process, which in turn has caused delays in the investment or reinvestment of our cash, leading to a reduction in our overall return on equity. Furthermore, the reinvestment of proceeds from investments that prepaid or were sold has generally been at lower yields than the yields earned on such prepaid or sold investments due to the environment of tighter spreads.

In addition, trends in market interest rates also affect our operations, although to a lesser degree due to our match funded financing strategy. Interest rates had been historically low throughout 2003 and 2004, before rising in 2005.

In addition to the effect on prepayments as described above, recently rising interest rates have caused the net unrealized gains on our securities and derivatives, recorded in accumulated other comprehensive income, to decrease on a net basis, despite the tightening of spreads. Although this has no direct impact on our results of operations, cash flows, or ability to pay a dividend, it has reduced the amount of built in gains on our existing investments and, therefore, our book value per share and our ability to realize gains on such investments.

If credit spreads widen and interest rates continue to increase, we expect that our new investment activities will benefit and our earnings will increase, although our net book value per share may decrease.

Certain aspects of these effects are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate, Credit and Spread Risk” as well as in “Quantitative and Qualitative Disclosures About Market Risk.”

Formation and Organization

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

The following table presents information on shares of our common stock issued since our formation:

Year	Shares Issued	Range of Issue Prices per Share (1)	Net Proceeds (millions)

Formation	16,488,517	N/A	N/A
2002	7,000,000	$13.00	$80.0
2003	7,886,316	$20.35-$22.85	$163.4
2004	8,484,648	$26.30-$31.40	$224.3
2005	4,053,928	$29.60	$108.2
December 31, 2005	43,913,409

(1)	Excludes prices of shares issued pursuant to the exercise of options and shares issued to Newcastle’s independent directors.

As of December 31, 2005, approximately 2.9 million of our shares of common stock were held by an affiliate of our manager and its principals. In addition, an affiliate of our manager held options to purchase approximately 1.2 million shares of our common stock at December 31, 2005.

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

Our discontinued operations include the operations of properties which have been sold or classified as Real Estate Held for Sale pursuant to SFAS No. 144. For more information on these properties, see Note 6 of our consolidated financial statements which appear in “Financial Statements and Supplementary Data.” Net proceeds from the sales of such properties have been redeployed to other investments which better meet our strategic objectives.

Revenues attributable to each segment are disclosed below (unaudited) (in thousands).

For the Year Ended	Real Estate Securities and Real Estate Related Loans	Residential Mortgage Loans	Operating Real Estate	Unallocated	Total
December 31, 2005	$321,889	$48,844	$6,772	$708	$378,213
December 31, 2004	$225,236	$19,135	$4,745	$553	$249,669
December 31, 2003	$134,348	$12,892	$4,264	$580	$152,084

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

If, in any taxable year, we fail to satisfy one or more of the various tax law requirements, we could fail to qualify as a REIT. In addition, if Newcastle Investment Holdings failed to qualify as a REIT and we are treated as a successor to Newcastle Investment Holdings, this could cause us to likewise fail to qualify as a REIT. If we fail to qualify as a REIT for a particular tax year, our income in that year would be subject to U.S. federal corporate income tax (including any applicable alternative minimum tax), and we may need to borrow funds or liquidate certain investments in order to pay the applicable tax, and we would not be compelled by the Code to make distributions. Unless entitled to relief under certain statutory provisions, we would also be disqualified from treatment as a REIT for the four taxable years following the year during which qualification is lost.

Although we currently intend to operate in a manner designed to qualify as a REIT, it is possible that future economic, market, legal, tax or other developments may cause us to fail to qualify as a REIT, or may cause our board of directors to revoke the REIT election.

Application of Critical Accounting Policies

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that could affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. Actual results could differ from these estimates. A summary of our significant accounting policies is presented in Note 2 to our consolidated financial statements, which appear in “Financial Statements and Supplementary Data.” The following is a summary of our accounting policies that are most effected by judgments, estimates and assumptions.

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

To date, we have consolidated our existing CBO transactions (the “CBO Entities) because we own the entire equity interest in each of them, representing a substantial portion of their capitalization, and we control the management and resolution of their assets. We have determined that certain of the CBO Entities are VIEs and that we are the primary beneficiary of each of these VIEs and will therefore continue to consolidate them. We have also determined that the application of FIN 46R did not result in a change in our accounting for any other entities which were previously consolidated. However, it did cause us to consolidate one entity which was previously not consolidated, ICH CMO, as described below under “Liquidity and Capital Resources.” We will continue to analyze future CBO entities, as well as other investments, pursuant to the requirements of FIN 46R. These analyses require considerable judgment in determining the primary beneficiary of a VIE since they involve estimated probability weighting of subjectively determined possible cash flow scenarios. The result could be the consolidation of an entity acquired or formed in the future that would otherwise not have been consolidated or the non-consolidation of such an entity that would otherwise have been consolidated.

Valuation and Impairment of Securities

We have classified our real estate securities as available for sale. As such, they are carried at fair value with net unrealized gains or losses reported as a component of accumulated other comprehensive income. Fair value is based primarily upon broker quotations, as well as counterparty quotations, which provide valuation estimates based upon reasonable market order indications or a good faith estimate thereof. These quotations are subject to significant variability based on market conditions, such as interest rates and credit spreads. Changes in market conditions, as well as changes in the assumptions or methodology used to determine fair value, could result in a significant increase or decrease in our book equity. We must also assess whether unrealized losses on securities, if any, reflect a decline in value which is other than temporary and, accordingly, write the impaired security down to its value through earnings. For example, a decline in value is deemed to be other than temporary if it is probable that we will be unable to collect all amounts due according to the contractual terms of a security which was not impaired at acquisition, or if we do not have the ability and intent to hold a security in an unrealized loss position until its anticipated recovery (if any). Temporary declines in value generally result from changes in market factors, such as market interest rates and credit spreads, or from certain macroeconomic events, including market disruptions and supply changes, which do not directly impact our ability to collect amounts contractually due. We continually evaluate the credit status of each of our securities and, if necessary, the collateral supporting our securities. This evaluation includes a review of the credit of the issuer of the security (if applicable), the credit rating of the security, the key terms of the security (including credit support), debt service coverage and loan to value ratios, the performance of the pool of underlying loans and the estimated value of the collateral supporting such loans, including the effect of local, industry and broader economic trends and factors. These factors include loan default expectations and loss severities, which are analyzed in connection with a particular security’s credit support, as well as prepayment rates. The result of this evaluation is considered in relation to the amount of the unrealized loss and the period elapsed since it was incurred. Significant judgment is required in this analysis. To date, no such write-downs have been made.

Revenue Recognition on Securities

Income on these securities is recognized using a level yield methodology based upon a number of cash flow assumptions that are subject to uncertainties and contingencies. Such assumptions include the rate and timing of principal and interest receipts (which may be subject to prepayments and defaults). These assumptions are updated on at least a quarterly basis to reflect changes related to a particular security, actual historical data, and market changes. These uncertainties and contingencies are difficult to predict and are subject to future events and economic and market conditions, which may alter the assumptions. For securities acquired at a discount for credit quality, the net income recognized is based on a “loss adjusted yield” whereby a gross interest yield is recorded to Interest Income, offset by a provision for probable, incurred credit losses which would be accrued on a periodic basis to Provision for Credit Losses. The provision is determined based on an evaluation of the credit status of securities, as described in connection with the analysis of impairment above. A rollforward of the provision, if any, is included in Note 4 to our consolidated financial statements in “Financial Statements and Supplementary Data.”

Valuation of Derivatives

Similarly, our derivative instruments are carried at fair value pursuant to Statement of Financial Accounting Standards ("SFAS'') No. 133 "Accounting for Derivative Instruments and Hedging Activities,'' as amended. Fair value is based on counterparty quotations. To the extent they qualify as cash flow hedges under SFAS No. 133, net unrealized gains or losses are reported as a component of accumulated other comprehensive income; otherwise, they are reported currently in income. To the extent they qualify as fair value hedges, net unrealized gains or losses on both the derivative and the related portion of the hedged item are reported currently in income. Fair values of such derivatives are subject to significant variability based on many of the same factors as the securities discussed above. The results of such variability could be a significant increase or decrease in our book equity and/or earnings.

Impairment of Loans

We purchase, directly and indirectly, real estate related, commercial mortgage and residential mortgage loans, including manufactured housing loans, to be held for investment. We must periodically evaluate each of these loans or loan pools for possible impairment. Impairment is indicated when it is deemed probable that we will be unable to collect all amounts due according to the contractual terms of the loan, or, for loans acquired at a discount for credit losses, when it is deemed probable that we will be unable to collect as anticipated. Upon determination of impairment, we would establish a specific valuation allowance with a corresponding charge to earnings. We continually evaluate our loans receivable for impairment. Our residential mortgage loans, including manufactured housing loans, are aggregated into pools for evaluation based on like characteristics, such as loan type and acquisition date. Individual loans are evaluated based on an analysis of the borrower’s performance, the credit rating of the borrower, debt service coverage and loan to value ratios, the estimated value of the underlying collateral, the key terms of the loan, and the effect of local, industry and broader economic trends and factors. Pools of loans are also evaluated based on similar criteria, including trends in defaults, delinquencies and loss severities for the type and seasoning of loans being evaluated. This information is used to estimate specific impairment charges on individual loans as well as provisions for estimated unidentified incurred losses on pools of loans. Significant judgment is required both in determining impairment and in estimating the resulting loss allowance. We have recorded approximately $2.9 million of impairment with respect to the ICH loans in 2005, primarily related to a single borrower who defaulted on a number of cross-collateralized loans. In 2006, we transferred those loans out of the securitization trust, and foreclosed on the related properties. To date, no other impairments have been recorded.

Revenue Recognition on Loans

Income on these loans is recognized similarly to that on our securities and is subject to similar uncertainties and contingencies, which are also analyzed on at least a quarterly basis. For loans acquired at a discount for credit quality, the net income recognized is based on a “loss adjusted yield” whereby a gross interest yield is recorded to Interest Income, offset by a provision for probable, incurred credit losses which is accrued on a periodic basis to Provision for Credit Losses. The provision is determined based on an evaluation of the loans as described under “Impairment of Loans” above. We have recorded approximately $5.5 million of provision related to our residential mortgage loan segment in 2005. A rollforward of the provision is included in Note 5 to our consolidated financial statements in “Financial Statements and Supplementary Data.”

Impairment of Operating Real Estate

We own operating real estate held for investment. We review our operating real estate for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Upon determination of impairment, we would record a write-down of the asset, which would be charged to earnings. Significant judgment is required both in determining impairment and in estimating the resulting write-down. To date, we have determined that no write-downs have been necessary on the operating real estate in our portfolio. In addition, when operating real estate is classified as held for sale, it must be recorded at the lower of its carrying amount or fair value less costs of sale. Significant judgment is required in determining the fair value of such properties. In December 2003, we classified five properties as held for sale and recorded a loss of $1.5 million; these properties were sold in June 2004. In March 2004, we classified one property as held for sale, which did not result in a loss; this property was sold in June 2005 at a net loss of $0.7 million, primarily due to costs associated with the sale. No other losses have been recorded with respect to operating real estate subsequent to our initial public offering.

Accounting Treatment for Certain Investments Financed with Repurchase Agreements

We owned $323.2 million of assets purchased from particular counterparties which are financed via $287.5 million of repurchase agreements with the same counterparties at December 31, 2005. Currently, we record such assets and the related financings gross on our balance sheet, and the corresponding interest income and interest expense gross on our income statement. In addition, if the asset is a security, any change in fair value is reported through other comprehensive income (since it is considered “available for sale”).

However, in a transaction where assets are acquired from and financed under a repurchase agreement with the same counterparty, the acquisition may not qualify as a sale from the seller’s perspective; in such cases, the seller may be required to continue to consolidate the assets sold to us, based on their “continuing involvement” with such investments. The result is that we may be precluded from presenting the assets gross on our balance sheet as we currently do, and may instead be required to treat our net investment in such assets as a derivative.

If it is determined that these transactions should be treated as investments in derivatives, the interest rate swaps entered into by us to hedge our interest rate exposure with respect to these transactions would no longer qualify for hedge accounting, but would, as the underlying asset transactions, also be marked to market through the income statement.

This potential change in accounting treatment does not affect the economics of the transactions but does affect how the transactions are reported in our financial statements. Our cash flows, our liquidity and our ability to pay a dividend would be unchanged, and we do not believe our taxable income would be affected. Our net income and net equity would not be materially affected. In addition, this would not affect Newcastle’s status as a REIT or cause it to fail to qualify for its Investment Company Act exemption. We understand that this issue has been submitted to accounting standard setters for resolution. If we were to change our current accounting treatment for these transactions, our total assets and total liabilities would each be reduced by $287.9 million and $240.4 million at December 31, 2005 and 2004, respectively.

Results of Operations

We raised a significant amount of capital in public offerings in each of these years, resulting in additional capital being deployed to our investments which, in turn, caused changes to our results of operations.

The following table summarizes the changes in our results of operations from year-to-year (dollars in thousands):

	Year-to-Year Increase (Decrease)		Year-to-Year Percent Change		Explanation
	2005/2004	2004/2003	2005/2004	2004/2003	2005/2004	2004/2003
Interest income	$122,755	$92,578	54.4%	69.5%	(1)	(1)
Rental and escalation income	1,903	506	40.1%	11.9%	(2)	(2)
Gain on sale of investments	1,991	5,135	10.9%	39.0%	(3)	(3)
Other income	1,895	(634)	222.9%	(42.7%)	(4)
Interest expense	90,048	59,521	66.0%	77.4%	(1)	(1)
Property operating expense	(212)	148	(8.2%)	6.1%	(2)	(2)
Loan and security servicing expense	2,936	903	96.0%	41.9%	(1)	(1)
Provision for credit losses	8,421	-	N/A	N/A	(5)
General and administrative expense	(438)	1,449	(9.5%)	46.0%	(6)	(6)
Management fee to affiliate	2,705	4,152	25.5%	64.2%	(7)	(7)
Incentive compensation to affiliate	(332)	1,733	(4.2%)	27.8%	(7)	(7)
Depreciation and amortization	190	46	42.1%	11.4%	(8)	(8)
Equity in earnings of
unconsolidated subsidiaries, net of taxes on related taxable subsidiaries	(4,348)	9,095	(43.7%)	1,055.1%	(9)	(9)
Income from continuing operations	$20,878	$38,728	22.2%	70.1%

(1)	Changes in interest income and expense are primarily due to our acquisition during these periods of interest bearing assets and related financings, as follows

	Year-to-Year Increase
	Interest Income	Interest Expense
	2005/2004	2005/2004
Real estate security and loan portfolios (A)	$61,251	$48,213
Agency RMBS	18,350	16,981
Residential mortgage loan portfolio	1,147	5,727
Manufactured housing loan portfolio	27,717	13,164
Other real estate related loans	20,878	3,809
Other (B)	3,181	7,023
ABS - manufactured housing portfolio (C)	(2,777)	(426)
ICH loan portfolio (C)	(3,963)	(3,655)
Other real estate related loans (C)	(3,029)	(788)
	$122,755	$90,048
(A) Represents our third through our eighth CBO financings and the acquisition of the related collateral.
(B) Primarily due to increasing interest rates on floating rate assets and liabilities owned during the entire period.
(C) These loans received paydowns during the period which served to offset the amounts listed above.

	Year-to-Year Increase
	Interest Income	Interest Expense
	2004/2003	2004/2003
Real estate security and loan portfolios (A)	$43,682	$31,856
ABS - manufactured housing portfolio	14,211	4,824
Residential mortgage loan portfolio	7,113	4,701
ICH loan portfolio	13,870	11,878
Other real estate related loans	9,332	3,528
Other (B)	4,370	2,734
	$92,578	$59,521
(A) Represents our second through our seventh CBO financings and the acquisition of the related collateral.
(B) Primarily due to increasing interest rates on floating rate assets and liabilities owned during the entire period.

Changes in loan and security servicing expense are also primarily due to these acquisitions.

(2)	These changes are primarily the result of the effect of the termination of a lease (including the acceleration of lease termination income), offset by foreign currency fluctuations.

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

(4)	The increase from 2004 to 2005 is primarily the result of recent investments in total return swaps which are treated as non-hedge derivatives and marked to market through the income statement.

(5)
The increase from 2004 to 2005 is primarily the result of the acquisition of manufactured housing and residential mortgage loan pools at a discount for credit quality and $2.9 million of impairment recorded with respect to the ICH loans in 2005.

(6)
The changes in general and administrative expense are primarily increases as a result of our increased size, resulting from our equity issuances during the periods presented, offset by decreases in insurance and professional fees. Professional fees increased in 2004 due to the initial adoption of the Sarbanes-Oxley Act of 2002, then decreased in 2005 as a result of cost savings in the second year of adoption.

(7)
The increases in management fees are a result of our increased size resulting from our equity issuances during these periods. The changes in incentive compensation are primarily a result of our increased earnings, offset by FFO losses recorded with respect to the sale of properties during these periods.

(8)	The increase in depreciation is primarily due to the acquisition of new information systems.

(9)
The changes in earnings from unconsolidated subsidiaries are primarily a result of our late 2003 acquisition of an interest in an LLC which owns a portfolio of real estate related loans and our early 2004 acquisition of an interest in an LLC which owns a portfolio of convenience and retail gas stores, offset by the fact that a significant portion of the latter portfolio, which was held for sale from the date it was acquired, was sold during these periods. Note that the amounts shown are net of income taxes on related taxable subsidiaries.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments, and other general business needs. Additionally, to maintain our status as a REIT under the Code, we must distribute annually at least 90% of our REIT taxable income. Our primary sources of funds for liquidity consist of net cash provided by operating activities, borrowings under loans, and the issuance of debt and equity securities. Additional sources of liquidity include investments that are readily saleable prior to their maturity. Our debt obligations are generally secured directly by our investment assets.

We expect that our cash on hand and our cash flow provided by operations, as well as our credit facility, will satisfy our liquidity needs with respect to our current investment portfolio over the next twelve months. However, we currently expect to seek additional capital in order to grow our investment portfolio. We have an effective shelf registration statement with the SEC which allows us to issue various types of securities, such as common stock, preferred stock, depository shares, debt securities and warrants, from time to time, up to an aggregate of $750 million, of which approximately $311 million remained available as of December 31, 2005.

We expect to meet our long term liquidity requirements, specifically the repayment of our debt obligations, through additional borrowings and the liquidation or refinancing of our assets at maturity. We believe that the value of these assets is, and will continue to be, sufficient to repay our debt at maturity under either scenario. Our ability to meet our long term liquidity requirements relating to capital required for the growth of our investment portfolio is subject to obtaining additional equity and debt financing. Decisions by investors and lenders to enter into such transactions with us will depend upon a number of factors, such as our historical and projected financial performance, compliance with the terms of our current credit arrangements, industry and market trends, the availability of capital and our investors’ and lenders’ policies and rates applicable thereto, and the relative attractiveness of alternative investment or lending opportunities. We maintain access to a broad array of capital resources in an effort to insulate our business from potential fluctuations in the availability of capital.

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

We expect to meet our short term liquidity requirements generally through our cash flow provided by operations and our credit facility, as well as investment specific borrowings. In addition, at December 31, 2005, we had an unrestricted cash balance of $21.3 million and an undrawn balance of $55.0 million on our credit facility. Our cash flow provided by operations differs from our net income due to five primary factors: (i) accretion of discount or premium on our real estate securities and loans (including the accrual of interest and fees payable at maturity), discount on our debt obligations, deferred financing costs and interest rate cap premiums, and deferred hedge gains and losses, (ii) gains and losses from sales of assets financed with CBOs, (iii) depreciation and straight-lined rental income of our operating real estate, (iv) the provision for credit losses recorded in connection with our loan assets, and (v) unrealized gains or losses on our non-hedge derivatives, particularly our total return swaps and our warehouse agreements, as described below. Proceeds from the sale of assets which serve as collateral for our CBO financings, including gains thereon, are required to be retained in the CBO structure until the related bonds are retired and are therefore not available to fund current cash needs.

Our match funded investments are financed long term and their credit status is continuously monitored; therefore, these investments are expected to generate a generally stable current return, subject to limited interest rate fluctuations. See "Quantitative and Qualitative Disclosures About Market Risk — Interest Rate Exposure'' below. Our remaining investments, generally financed with short term repurchase agreements, are also subject to refinancing risk upon the maturity of the related debt. See “Debt Obligations” below.

With respect to our operating real estate, we expect to incur expenditures of approximately $4.1 million relating to tenant improvements in connection with the inception of leases and capital expenditures during the year ending December 31, 2006.

With respect to one of our real estate related loans, we were committed to fund up to an additional $11.9 million at December 31, 2005, subject to certain conditions to be met by the borrower.

As described below, under “Interest Rate, Credit and Spread Risk,” we are subject to margin calls in connection with our assets financed with repurchase agreements. We do not expect these potential margin calls to materially affect our financial condition or results of operations.

Debt Obligations

The following table presents certain information regarding our debt obligations and related hedges as of December 31, 2005 (unaudited) (dollars in thousands):

Debt Obligation/Collateral	Month Issued	Current Face Amount	Carrying Value	Unhedged Weighted Average Funding Cost	Final Stated Maturity	Weighted Average Funding Cost (1)	Weighted Average Maturity (Years)	Face Amount of Floating Rate Debt	Collateral Carrying Value	Collateral Weighted Average Maturity (Years)	Face Amount of Floating Rate Collateral	Aggregate Notional Amount of Current Hedges
CBO Bonds Payable
Real estate securities	Jul 1999	$426,653	$423,191	5.67% (2)	Jul 2038	4.89%	3.18	$331,653	$562,803	5.01	$-	$262,732
Real estate securities and loans	Apr 2002	444,000	441,054	5.43% (2)	Apr 2037	6.56%	4.46	372,000	498,998	5.61	56,526	290,000
Real estate securities and loans	Mar 2003	472,000	468,413	5.46% (2	Mar 2038	5.08%	6.30	427,800	516,042	5.25	142,775	276,060
Real estate securities and loans	Sep 2003	460,000	455,657	5.16% (2)	Sep 2038	5.38%	6.85	442,500	506,290	4.71	180,598	192,500
Real estate securities and loans	Mar 2004	414,000	410,511	5.15% (2)	Mar 2039	4.94%	6.61	382,750	444,037	5.27	214,876	165,300
Real estate securities and loans	Sep 2004	454,500	450,639	5.09% (2)	Sep 2039	5.03%	7.19	442,500	494,099	5.80	221,569	189,373
Real estate securities and loans	Apr 2005	447,000	442,379	4.85% (2)	Apr 2040	5.10%	8.17	439,600	481,954	6.54	193,471	243,337
Real estate securities	Dec 2005	442,800	438,540	4.83% (2)	Dec 2050	5.14%	9.53	436,800	497,935	8.49	97,349	341,506
		3,560,953	3,530,384			5.27%	6.55	3,275,603	4,002,158	5.86	1,107,164	1,960,808
Other Bonds Payable
ICH loans (3)	(3)	141,311	141,311	6.68% (2)	Aug 2030	6.68%	1.46	3,605	161,288	1.55	3,605	-
Manufactured housing loans (4)	Jan 2005	212,019	212,019	LIBOR +1.25%	Jan 2006(7)	5.45%	0.08	212,019	267,456	5.78	6,356	227,576
		353,330	353,330			5.94%	0.63	215,624	428,744	4.23	9,961	227,576
Notes Payable
Residential mortgage loans (4)	Nov 2004	260,441	260,441	LIBOR+0.16%	Nov 2007	4.70%	1.21	260,441	288,683	2.69	282,589	-
		260,441	260,441			4.70%	1.21	260,441	288,683	2.69	282,589	-
Repurchase Agreements (4) (10)
Residential mortgage loans	Rolling	41,853	41,853	LIBOR + 0.43%	Mar 2006	4.95%	0.25	41,853	44,543	2.98	43,511	-
Agency RMBS (5)	Rolling	671,526	671,526	LIBOR + 0.13%	Jan 2006	4.48%	0.08	671,526	692,486	4.90	-	665,965
Real estate securities	Rolling	149,546	149,546	LIBOR + 0.58%	Various (8)	4.65%	0.16	149,546	166,737	5.86	31,450	89,403
Real estate related loans	Rolling	185,278	185,278	LIBOR + 1.01%	Various (8)	5.38%	0.08	185,278	266,669	1.82	266,630	-
		1,048,203	1,048,203			4.68%	0.10	1,048,203	1,170,435	4.29	341,591	755,368
Credit facility (6)		20,000	20,000	LIBOR +2.50% (9)	Jul 2008	6.86%	2.55	20,000	-	-	-	-
Total debt obligations		$5,242,927	$5,212,358			5.17%	4.59	$4,819,871	$5,890,020	5.27	$1,741,305	$2,943,752

(1) Including the effect of applicable hedges.
(2) Weighted average, including floating and fixed rate classes.
(3) See "Business-Our Investing Activities-Real Estate Related Loans" above.
(4) Subject to potential mandatory prepayments based on collateral value.
(5) A maximum of $1 billion is available until November 2006.
(6) A maximum of $100 million can be drawn (increased from $75 million in February 2006).
(7) This financing was replaced with a new term financing in January 2006; the new maturity date is January 2009.
(8) The longest maturity is March 2006.
(9) In addition, unused commitment fees of between 0.125% and 0.250% are paid.
(10) The counterparties on our repurchase agreements include: Bank of America Securities LLC ($693.4 million), Bear Stearns Mortgage Capital Corporation ($181.1 million), Greenwich Capital Markets Inc ($72.2 million), Deutsche Bank AG ($58.1 million), and other ($43.4 million).

Our debt obligations existing at December 31, 2005 (gross of $30.6 million of discounts) have contractual maturities as follows (unaudited) (in millions):

2006	$1,260,222
2007	260,441
2008	20,000
2009	-
2010	-
Thereafter	3,702,264
Total	$5,242,927

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

Two classes of separately issued CBO bonds, with an aggregate $718.0 million face amount, were issued subject to remarketing procedures and related agreements whereby such bonds are remarketed and sold on a periodic basis. $395.0 million of these bonds are fully insured by a third party with respect to the timely payment of interest and principal thereon.

In October 2003, pursuant to FIN No. 46R, we consolidated an entity which holds a portfolio of commercial mortgage loans which has been securitized. This investment, which we refer to as ICH, was previously treated as a non-consolidated residual interest in such securitization. The primary effect of the consolidation is the requirement that we reflect the gross loan assets and gross bonds payable of this entity in our financial statements.

In July 2004, we refinanced $342.5 million of the AAA and AA bonds in our first CBO. $322.5 million of AAA bonds were refinanced at LIBOR + 0.30% from LIBOR + 0.65% and $20.0 million of AA bonds were refinanced at LIBOR + 0.50% from LIBOR + 0.80%.

In November 2005, Moody’s Investors Service upgraded the credit ratings on the non-AAA classes of bonds within our first CBO by one to two notches.

Our debt obligations contain various customary loan covenants. Such covenants do not, in management’s opinion, materially restrict our investment strategy or ability to raise capital. We are in compliance with all of our loan covenants as of December 31, 2005.

In March 2006, a consolidated subsidiary of ours acquired a portfolio of approximately 11,300 subprime residential mortgage loans for $1.50 billion. The loans, substantially all of which were current at the time of acquisition, are 66% floating rate and 34% fixed rate. Their weighted average coupon is 7.6% and the loans have a weighted average remaining term of 345 months. This acquisition was initially funded with an approximately $1.47 billion repurchase agreement which bears interest at LIBOR + 0.50%. We have entered into an interest rate swap in order to hedge our exposure to the risk of changes in market interest rates with respect to this debt. We expect to finance this investment on a long term basis through the securitization markets in upcoming months.

Other

We have entered into arrangements with a major investment bank to finance certain loans whereby we receive the sum of all interest, fees and any positive change in value amounts (the total return cash flows) from a reference asset with a specified notional amount, and pay interest on such notional plus any negative change in value amounts from such asset. These agreements are recorded in Derivative Assets and treated as non-hedge derivatives for accounting purposes and are therefore marked to market through income. Net interest received is recorded to Interest Income and the mark to market is recorded to Other Income. If we owned the reference assets directly, they would not be marked to market. Under the agreements, Newcastle is required to post an initial margin deposit to an interest bearing account and additional margin may be payable in the event of a decline in value of the reference asset. Any margin on deposit, less any negative change in value amounts, will be returned to us upon termination of the contract. The following table presents information on these instruments as of December 31, 2005.

Reference Asset	Notional Amount	Margin Amount	Receive Interest Rate	Pay Interest Rate	Maturity Date	Fair Value
Term loan to a retail mall REIT	$106,083	$18,149	LIBOR + 2.000%	LIBOR + 0.500%	Nov 2008	$1,008
Term loan to a diversified real estate and finance company	97,997	19,599	LIBOR + 3.000%	LIBOR + 0.625%	Feb 2008	877
Mezzanine loan to a hotel company	15,000	5,224	LIBOR + 4.985%	LIBOR + 1.350%	Jun 2007	101
Term loan to a diversified real estate company	94,954	9,495	LIBOR + 1.750%	LIBOR + 0.500%	Aug 2007	904
Term loan to a retail company	100,000	19,960	LIBOR + 3.000%	LIBOR + 0.500%	Dec 2008	206
	$414,034	$72,427				$3,096

We enter into short term warehouse agreements pursuant to which we make deposits with major investment banks for the right to purchase commercial mortgage backed securities, unsecured REIT debt, real estate related loans and real estate related asset backed securities for our real estate securities portfolios, prior to their being financed with CBOs. These agreements are treated as non-hedge derivatives for accounting purposes and are therefore marked to market through current income. The cost to us if the related CBO is not consummated is limited, except where the non-consummation results from our gross negligence, willful misconduct or breach of contract, to payment of the Net Loss, if any, as defined, up to the related deposit, less any Excess Carry Amount, as defined, earned on such deposit. The income recorded on these agreements was approximately $2.4 million, $3.1 million and $3.6 million in 2005, 2004 and 2003, respectively.

Stockholders’ Equity

Common Stock

The following table presents information on shares of our common stock issued since our formation.

Year	Shares Issued	Range of Issue Prices per Share (1)	Net Proceeds (millions)	Options Granted to Manager

Formation	16,488,517	N/A	N/A	N/A
2002	7,000,000	$13.00	$80.0	700,000
2003	7,886,316	$20.35-$22.85	$163.4	788,227
2004	8,484,648	$26.30-$31.40	$224.3	837,500
2005	4,053,928	$29.60	$108.2	330,000
December 31, 2005	43,913,409

(1)	Excludes prices of shares issued pursuant to the exercise of options and shares issued to our independent directors.

Through December 31, 2005, our manager had assigned, for no value, options to purchase approximately 0.8 million shares of our common stock to certain of our manager’s employees, of which approximately 0.2 million had been exercised. In addition, our manager had exercised 0.7 million of its options.

As of December 31, 2005, our outstanding options had a weighted average strike price of $25.14 and were summarized as follows:

Held by our manager	1,170,317
Issued to our manager and subsequently assigned to certain of our manager's employees	627,490
Held by directors and former directors	14,000
Total	1,811,807

Preferred Stock

In March 2003, we issued 2.5 million shares ($62.5 million face amount) of 9.75% Series B Cumulative Redeemable Preferred Stock (the “Series B Preferred”). In October 2005, we issued 1.6 million shares ($40.0 million face amount) of 8.05% Series C Cumulative Redeemable Preferred Stock (the “Series C Preferred”). The Series B Preferred and Series C Preferred have a $25 liquidation preference, no maturity date and no mandatory redemption. We have the option to redeem the Series B Preferred beginning in March 2008 and the Series C Preferred beginning in October 2010.

Other Comprehensive Income

During the year ended December 31, 2005, our accumulated other comprehensive income increased due to the following factors (in thousands):

Accumulated other comprehensive income, December 31, 2004	$71,770
Net unrealized (loss) on securities	(67,077)
Reclassification of net realized (gain) on securities into earnings	(16,015)
Foreign currency translation	(1,089)
Reclassification of net realized foreign currency translation into earnings	(626)
Net unrealized gain on derivatives designated as cash flow hedges	56,426
Reclassification of net realized loss on derivatives designated as cash flow hedges into earnings	2,175
Accumulated other comprehensive income, December 31, 2005	$45,564

Our book equity changes as our real estate securities portfolio and derivatives are marked to market each quarter, among other factors. The primary causes of mark to market changes are changes in interest rates and credit spreads. During the year, the combination of widening credit spreads and increasing interest rates has resulted in a net decrease in unrealized gains on our real estate securities portfolio. We believe that our ongoing investment activities benefit in general from an environment of widening credit spreads and increasing interest rates. While such an environment will likely result in a decrease in the fair value of our existing securities portfolio and therefore reduce our book equity and ability to realize gains on such existing securities, it would not directly affect our earnings or our cash flow or our ability to pay dividends.

Common Dividends Paid

Declared for the Period Ended	Paid	Amount Per Share
March 31, 2003	April 2003	$0.450
June 30, 2003	July 2003	$0.500
September 30, 2003	October 2003	$0.500
December 31, 2003	January 2004	$0.500
March 31, 2004	April 2004	$0.600
June 30, 2004	July 2004	$0.600
September 30, 2004	October 2004	$0.600
December 31, 2004	January 2005	$0.625
March 31, 2005	April 2005	$0.625
June 30, 2005	July 2005	$0.625
September 30, 2005	October 2005	$0.625
December 31, 2005	January 2006	$0.625

Cash Flow

Net cash flow provided by operating activities increased from $90.4 million for the year ended December 31, 2004 to $98.8 million for the year ended December 31, 2005. It increased from $38.5 million for the year ended December 31, 2003 to $90.4 million for the year ended December 31, 2004. These changes resulted from the acquisition and settlement of our investments as described above.

Investing activities used ($1,334.7 million), ($1,332.2 million) and ($1,659.0 million) during the years ended December 31, 2005, 2004 and 2003, respectively. Investing activities consisted primarily of the investments made in real estate securities and loans, net of proceeds from the sale or settlement of investments.

Financing activities provided $1,219.3 million, $1,219.3 million and $1,635.5 million during the years ended December 31, 2005, 2004 and 2003, respectively. The equity issuances, borrowings and debt issuances described above served as the primary sources of cash flow from financing activities. Offsetting uses included the payment of related deferred financing costs, the purchase of hedging instruments, the payment of dividends, and the repayment of debt as described above.

See the consolidated statements of cash flows in our consolidated financial statements included in “Financial Statements and Supplementary Data” for a reconciliation of our cash position for the periods described herein.

Interest Rate, Credit and Spread Risk

We are subject to interest rate, credit and spread risk with respect to our investments.

Our primary interest rate exposures relate to our real estate securities, loans and floating rate debt obligations, as well as our interest rate swaps and caps. Changes in the general level of interest rates can effect our net interest income, which is the difference between the interest income earned on interest-earning assets and the interest expense incurred in connection with our interest-bearing liabilities and hedges. Changes in the level of interest rates also can effect, among other things, our ability to acquire real estate securities and loans at attractive prices, the value of our real estate securities, loans and derivatives, and our ability to realize gains from the sale of such assets.

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

Real Estate Securities

Interest rate changes may also impact our net book value as our real estate securities and related hedge derivatives are marked to market each quarter. Our loan investments and debt obligations are not marked to market. Generally, as interest rates increase, the value of our fixed rate securities decreases, and as interest rates decrease, the value of such securities will increase. In general, we would expect that over time, decreases in the value of our real estate securities portfolio attributable to interest rate changes will be offset to some degree by increases in the value of our swaps, and vice versa. However, the relationship between spreads on securities and spreads on swaps may vary from time to time, resulting in a net aggregate book value increase or decline. Our real estate securities portfolio is largely financed to maturity through long term CBO financings that are not redeemable as a result of book value changes. Accordingly, unless there is a material impairment in value that would result in a payment not being received on a security, changes in the book value of our securities portfolio will not directly affect our recurring earnings or our ability to pay dividends.

The commercial mortgage and asset backed securities we invest in are generally junior in right of payment of interest and principal to one or more senior classes, but benefit from the support of one or more subordinate classes of securities or other form of credit support within a securitization transaction. The senior unsecured REIT debt securities we invest in reflect comparable credit risk. Credit risk refers to each individual borrower’s ability to make required interest and principal payments on the scheduled due dates. We believe, based on our due diligence process, that these securities offer attractive risk-adjusted returns with long term principal protection under a variety of default and loss scenarios. While the expected yield on these securities is sensitive to the performance of the underlying assets, the more subordinated securities or other features of the securitization transaction, in the case of commercial mortgage and asset backed securities, and the issuer’s underlying equity and subordinated debt, in the case of senior unsecured REIT debt securities, are designed to bear the first risk of default and loss. We further minimize credit risk by actively monitoring our real estate securities and loan portfolio and the underlying credit quality of our holdings and, where appropriate, repositioning our investments to upgrade the credit quality on our investments. While we have not experienced any significant credit losses, in the event of a significant rising interest rate environment and/or economic downturn, loan and collateral defaults may increase and result in credit losses that would adversely affect our liquidity and operating results.

Our real estate securities are also subject to spread risk. Our fixed rate securities are valued based on a market credit spread over the rate payable on fixed rate U.S. Treasuries of like maturity. In other words, their value is dependent on the yield demanded on such securities by the market based on their credit relative to U.S. Treasuries. Excessive supply of such securities combined with reduced demand will generally cause the market to require a higher yield on such securities, resulting in the use of a higher (or “wider”) spread over the benchmark rate (usually the applicable U.S. Treasury security yield) to value such securities. Under such conditions, the value of our real estate securities portfolio would tend to decline. Conversely, if the spread used to value such securities were to decrease (or “tighten”), the value of our real estate securities portfolio would tend to increase. Our floating rate securities are valued based on a market credit spread over LIBOR and are effected similarly by changes in LIBOR spreads. Such changes in the market value of our real estate securities portfolio may effect our net equity, net income or cash flow directly through their impact on the amount of unrealized gains or losses on available-for-sale securities, and therefore on our ability to realize gains on such securities, or indirectly through their impact on our ability to borrow and access capital. If the value of our securities subject to repurchase agreements were to decline, it could affect our ability to refinance such securities upon the maturity of the related repurchase agreements, adversely impacting our rate of return on such securities. See “Quantitative and Qualitative Disclosures About Market Risk-Credit Spread Exposure” below.

Furthermore, shifts in the U.S. Treasury yield curve, which represents the market’s expectations of future interest rates, would also effect the yield required on our real estate securities and therefore their value. This would have similar effects on our real estate securities portfolio and our financial position and operations to a change in spreads.

Loans

Similar to our real estate securities portfolio, we are subject to credit and spread risk with respect to our real estate related commercial mortgage and residential mortgage loan portfolios. However, unlike our real estate securities portfolio, our loans generally do not benefit from the support of junior classes of securities, but rather bear the first risk of default and loss. We believe that this credit risk is mitigated through our due diligence process and continual reviews of the borrower’s payment history, delinquency status, and the relationship of the loan balance to the underlying property value.

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

Any credit or spread losses incurred with respect to our loan portfolios would affect us in the same way as similar losses on our real estate securities portfolio as described above, except that our loan portfolios are not marked to market. Accordingly, unless there is a material impairment in value that would result in a payment not being received on a loan, changes in the value of our loan portfolio will not directly affect our recurring earnings or our ability to pay dividends.

Statistics

	Total Portfolio (1)		Core Investment Portfolio (2)
	December 31,		December 31,
	2005	2004	2005	2004
Face amount	$6,111,464	$4,493,274	$5,413,142	$4,294,092
Percentage of total assets	99%	91%	87%	87%
Weighted average asset yield	6.59%	5.91%	6.85%	5.98%
Weighted average liability cost	5.12%	4.15%	5.22%	4.17%
Weighted average net spread	1.47%	1.76%	1.63%	1.81%

(1) Excluding the ICH loans, as described in "Business - Our Strategy."
(2) Excluding the ICH loans and Agency RMBS, as described in "Business - Our Strategy."

As of December 31, 2005, our core investment portfolio (as defined above) had an overall weighted average credit rating of approximately BB+, and approximately 67% had an investment grade rating (BBB- or higher).

Our real estate securities and loan portfolios are diversified by asset type, industry, location and issuer. At December 31, 2005, our core investment portfolio (as defined above) had 534 real estate securities and loans. The largest investment in our core investment portfolio was $138.8 million and its average investment size was $9.0 million at December 31, 2005. The weighted average credit spread on this portfolio (i.e. the yield premium on our investments over the comparable U.S. Treasury rate or LIBOR) was 2.61% as of December 31, 2005. Furthermore, our real estate securities are supported by pools of underlying loans. For instance, our CMBS investments had over 21,000 underlying loans at December 31, 2005. We expect that this diversification helps to minimize the risk of capital loss, and will also enhance the terms of our financing structures.

At December 31, 2005, our residential mortgage loan portfolio was characterized by high credit quality borrowers with a weighted average FICO score of 712 at origination. As of December 31, 2005, approximately $282.6 million face amount of our residential mortgage loans were held in securitized form, of which over 90% of the principal balance was AAA rated.

Our loan portfolios are diversified by geographic location and by borrower. Our residential and manufactured housing loans were well diversified with 919 loans and 7,067 loans, respectively, at December 31, 2005. We believe that this diversification also helps to minimize the risk of capital loss.

Margin

Certain of our investments are financed through repurchase agreements or total return swaps which are subject to margin calls based on the value of such investments. Margin calls resulting from decreases in value related to rising interest rates are substantially offset by our ability to make margin calls on our interest rate derivatives. We maintain adequate cash reserves or availability on our credit facility to meet any margin calls resulting from decreases in value related to a reasonably possible (in the opinion of management) widening of credit spreads. Funding a margin call on our credit facility would have a dilutive effect on our earnings, however we would not expect this to be material.

Off-Balance Sheet Arrangements

As of December 31, 2005, we had no material off-balance sheet arrangements.

We did have the following arrangements which do not meet the definition of off balance sheet arrangements, but do have some of the characteristics of off balance sheet arrangements.

We are party to total return swaps which are treated as non-hedge derivatives. For further information on these investments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

We also have made investments in two unconsolidated subsidiaries. See Note 3 to our consolidated financial statements in “Financial Statements and Supplementary Data.”

In each case, our exposure to loss is limited to the carrying value of our investment.

Contractual Obligations

As of December 31, 2005, we had the following material contractual obligations (payments in thousands):

Contract	Terms
CBO bonds payable	Described under “Quantitative and Qualitative Disclosures About Market Risk”
Other bonds payable	Described under “Quantitative and Qualitative Disclosures About Market Risk”
Notes payable	Described under “Quantitative and Qualitative Disclosures About Market Risk”
Repurchase agreements	Described under “Quantitative and Qualitative Disclosures About Market Risk”
Credit facility	Described under “Quantitative and Qualitative Disclosures About Market Risk”
Interest rate swaps, treated as hedges	Described under “Quantitative and Qualitative Disclosures About Market Risk”
Non-hedge derivative obligations	Described under “Quantitative and Qualitative Disclosures About Market Risk”
CBO wrap agreement
Two classes of our CBO bonds, with an aggregate $718.0 million face amount, were issued subject to remarketing procedures and related agreements whereby such bonds are remarketed and sold on a periodic basis. $395.0 million of these bonds are fully insured by a third party with respect to the timely payment of interest and principal thereon, pursuant to a financial guaranty insurance policy (“wrap”). We pay annual fees of 0.12% of the outstanding face amount of the bonds under this agreement.

CBO backstop agreements
In connection with the remarketing procedures described above, backstop agreements have been created whereby a third party financial institution is required to purchase the $718.0 million face amount of bonds at the end of any remarketing period if such bonds could not be resold in the market by the remarketing agent. We pay annual fees between 0.15% and 0.20% of the outstanding face amount of such bonds under these agreements.

CBO remarketing agreements	In connection with the remarketing procedures described above, the remarketing agent is paid an annual fee of 0.05% of the outstanding face amount of the bonds under the remarketing agreements.
Loan servicing agreements
We are a party to servicing agreements with respect to our residential mortgage loans, including manufactured housing loans, and our ICH loans. We pay annual fees generally equal to 0.38% of the outstanding face amount of the residential mortgage loans, 1.00% of the outstanding face amount of the manufactured housing loans, and approximately 0.11% of the outstanding face amount of the ICH loans under these agreements.

Contract	Terms
Trustee agreements
We have entered into trustee agreements in connection with our securitized investments, primarily our CBOs. We pay annual fees of between 0.015% and 0.020% of the outstanding face amount of the CBO bonds under these agreements.

Management agreement
Our manager is paid an annual management fee of 1.5% of our gross equity, as defined, an expense reimbursement, and incentive compensation equal to 25% of our FFO above a certain threshold. For more information on this agreement, as well as historical amounts earned, see Note 10 to our audited consolidated financial statements under “Financial Statements and Supplementary Data.”

	Actual Payments	Fixed and Determinable Payments Due by Period (2)
Contract	2005 (1)	2006	2007-2008	2009-2010	Thereafter	Total

CBO bonds payable	$130,722	$-	$-	$-	$3,560,953	$3,560,953
Other bonds payable	138,380	212,019	-	-	141,311	353,330
Notes payable	408,283	-	260,441	-	-	260,441
Repurchase agreements	284,073	1,048,203	-	-	-	1,048,203
Credit facility	42,204	-	20,000	-	-	20,000
Interest rate swaps, treated as hedges	25,749	(3)	(3)	(3)	(3)	(3)
Non-hedge derivative obligations	907	(3)	(3)	(3)	(3)	(3)
CBO wrap agreement	481	(3)	(3)	(3)	(3)	(3)
CBO backstop agreements	1,147	(3)	(3)	(3)	(3)	(3)
CBO remarketing agreements	316	(3)	(3)	(3)	(3)	(3)
Loan servicing agreements	4,851	(3)	(3)	(3)	(3)	(3)
Trustee agreements	747	(3)	(3)	(3)	(3)	(3)
Management agreement	21,132	(3)	(3)	(3)	(3)	(3)
Total	$1,058,992	$1,260,222	$280,441	$-	$3,702,264	$5,242,927

(1)
Includes all payments made under the respective agreements. The management agreement payments shown include $13.1 million of management fees and expense reimbursements and $8.0 million of incentive compensation.

(2)	Represents debt principal due based on contractual maturities.
(3)	These contracts do not have fixed and determinable payments.

Inflation

We believe that our risk of increases in market interest rates on our floating rate debt as a result of inflation is largely offset by our use of match funding and hedging instruments as described above. See "Quantitative and Qualitative Disclosure About Market Risk — Interest Rate Exposure'' below.

Funds from Operations

We believe Funds from Operations (FFO) is one appropriate measure of the operating performance of real estate companies because it provides investors with information regarding our ability to service debt and make capital expenditures. We also believe that FFO is an appropriate supplemental disclosure of operating performance for a REIT due to its widespread acceptance and use within the REIT and analyst communities. Furthermore, FFO is used to compute our incentive compensation to our manager. FFO, for our purposes, represents net income available for common stockholders (computed in accordance with GAAP), excluding extraordinary items, plus depreciation of our operating real estate, and after adjustments for unconsolidated subsidiaries, if any. We consider gains and losses on resolution of our investments to be a normal part of our recurring operations and, therefore, do not exclude such gains and losses when arriving at FFO. Adjustments for unconsolidated subsidiaries, if any, are calculated to reflect FFO on the same basis. FFO does not represent cash generated from operating activities in accordance with GAAP and therefore should not be considered an alternative to net income as an indicator of our operating performance or as an alternative to cash flow as a measure of liquidity and is not necessarily indicative of cash available to fund cash needs. Our calculation of FFO may be different from the calculation used by other companies and, therefore, comparability may be limited.

Funds from Operations (FFO) is calculated as follows (unaudited) (in thousands):

	For the Year Ended December 31,
	2005	2004	2003
Income available for common stockholders	$110,271	$92,321	$51,345
Operating real estate depreciation	702	2,199	3,035
Accumulated depreciation on operating real estate sold	(6,942)	(8,319)	-
Funds from operations (FFO)	$104,031	$86,201	$54,380

Funds from operations was derived from our segments as follows (unaudited) (in thousands):

	Book Equity December 31, 2005 (1)	Average Invested Common Equity for the Year Ended December 31, 2005 (2)	FFO for the Year Ended December 31, 2005	Return on Invested Common Equity (ROE) for the Year Ended December 31, 2005 (3)	ROE for the Year Ended December 31, 2004 (3)	ROE for the Year Ended December 31, 2003 (3)

Real estate securities and real estate related loans	$790,990	$700,146	$125,028	17.9%	20.5%	23.2%
Residential mortgage loans	86,024	95,148	8,706	9.1%	16.7%	25.7%
Operating real estate	35,976	47,579	1,686	3.5%	9.2%	12.2%
Unallocated (1)	(139,515)	(66,508)	(31,389)	N/A	N/A	N/A
Total (2)	773,475	$776,365	$104,031	13.4%	14.5%	16.4%
Preferred stock	102,500
Accumulated depreciation	(3,536)
Accumulated other comprehensive income	45,564
Net book equity	$918,003

(1)
Unallocated FFO represents ($0.4 million) of interest expense, ($6.7 million) of preferred dividends and ($24.3 million) of corporate general and administrative expense, management fees and incentive compensation.

(2)	Invested common equity is equal to book equity excluding preferred stock, accumulated depreciation and accumulated other comprehensive income.
(3)	FFO divided by average invested common equity.

Related Party Transactions

In November 2003, we and a private investment fund managed by an affiliate of our manager co-invested and each indirectly own an approximately 38% interest in a limited liability company that acquired a pool of franchise loans from a third party financial institution. Our investment in this entity, reflected as an investment in an unconsolidated subsidiary on our consolidated balance sheet, was approximately $17.8 million at December 31, 2005. The remaining approximately 24% interest in the limited liability company is owned by the above referenced third party financial institution.

As of December 31, 2005, we owned an aggregate of approximately $48.5 million of securities of Global Signal Trust I and II, special purpose vehicles established by Global Signal Inc., which were purchased in private placements from underwriters in January 2004 and April 2005. One of our directors is the CEO, chairman of the board, and President of Global Signal, Inc. and private equity funds managed by an affiliate of our manager own a significant portion of Global Signal Inc.’s common stock. In February 2006, we purchased from an underwriter $91.0 million face amount of BBB- and BB+ rated securities of Global Signal Trust III, a special purpose vehicle established by Global Signal, Inc. Pursuant to an underwritten 144A offering, approximately $1,550.0 million of Global Signal Trust III securities were issued in 8 classes, rated AAA through BB+, of which the BBB- and BB+ classes aggregated $188.3 million. The balance of the BBB- and BB+ securities were sold on identical terms to third parties. A portion of the proceeds were used to repay $402.7 million of indebtedness of Global Signal, Inc., of which we owned $31.5 million, and to fund the prepayment penalty associated with this debt.

In March 2004, we and a private investment fund managed by an affiliate of our manager co-invested and each indirectly own an approximately 49% interest in two limited liability companies that have acquired, in a sale-leaseback transaction, a portfolio of convenience and retail gas stores from a public company. The properties are subject to a number of master leases, the initial term of which in each case is a minimum of 15 years. This investment was financed with nonrecourse debt at the limited liability company level and our investment in this entity, reflected as an investment in an unconsolidated subsidiary on our consolidated balance sheet, was approximately $12.2 million at December 31, 2005. In March 2005, the property management agreement related to these properties was transferred to an affiliate of our manager from a third party servicer; our allocable portion of the related fees, approximately $20,000 per year for three years, was not changed.

In December 2004, we and a private investment fund managed by an affiliate of our manager each made an initial investment in a new real estate related loan with a maximum loan amount of $128 million, subject to being drawn down under certain conditions. The loan is secured by a mezzanine loan on one of the phases and a first mortgage on the remaining phases of a large development project and related assets. We own a 27.3% interest in the loan and the private investment fund owns a 72.7% interest in the loan. Major decisions require the unanimous approval of holders of interests in the loan, while other decisions require the approval of a majority of holders of interests in the loan, based on their percentage interests therein. We and our affiliated investment fund are each entitled to transfer all or any portion of our respective interests in the loan to third parties. Our investment in this loan was approximately $22.4 million at December 31, 2005.

In January 2005, we entered into a servicing agreement with a portfolio company of a private equity fund advised by an affiliate of our manager for them to service a portfolio of manufactured housing loans, which was acquired at the same time. As compensation under the servicing agreement, the portfolio company will receive, on a monthly basis, a net servicing fee equal to 1.00% per annum on the unpaid principal balance of the loans being serviced. The outstanding unpaid principal balance of this portfolio was approximately $284.9 million at December 31, 2005. In January 2006, we closed on a new term financing of this portfolio. In connection with this term financing, we renewed our servicing agreement at the same terms.

In each instance described above, affiliates of our manager have an investment in the applicable affiliated fund and receive from the fund, in addition to management fees, incentive compensation if the fund’s aggregate investment returns exceed certain thresholds.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the exposure to loss resulting from changes in interest rates, credit spreads, foreign currency exchange rates, commodity prices and equity prices. The primary market risks that we are exposed to are interest rate risk and credit spread risk. These risks are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. All of our market risk sensitive assets, liabilities and related derivative positions are for non-trading purposes only. For a further understanding of how market risk may effect our financial position or operating results, please refer to the “Application of Critical Accounting Policies” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Interest Rate Exposure

Our primary interest rate exposures relate to our real estate securities, loans, floating rate debt obligations, interest rate swaps, and interest rate caps. Changes in the general level of interest rates can effect our net interest income, which is the difference between the interest income earned on interest-earning assets and the interest expense incurred in connection with our interest-bearing liabilities and hedges. Changes in the level of interest rates also can effect, among other things, our ability to acquire real estate securities and loans at attractive prices, the value of our real estate securities, loans and derivatives, and our ability to realize gains from the sale of such assets. While our strategy is to utilize interest rate swaps, caps and match funded financings in order to limit the effects of changes in interest rates on our operations, there can be no assurance that our profitability will not be adversely affected during any period as a result of changing interest rates. In the event of a significant rising interest rate environment and/or economic downturn, loan and collateral defaults may increase and result in credit losses that would adversely affect our liquidity and operating results. As of December 31, 2005, a 100 basis point increase in short term interest rates would decrease our earnings by approximately $0.2 million per annum.

A period of rising interest rates as we are currently experiencing negatively impacts our return on certain investments, particularly our floating rate residential mortgage loans. Although these loans are financed with floating rate debt, the interest rate on the debt resets prior to, and in some cases more frequently than, the interest rate on the assets, causing a decrease in return on equity during a period of rising interest rates. When interest rates stabilize, we expect these investments will return to their historical returns on equity.

Interest rate changes may also impact our net book value as our real estate securities and related hedge derivatives are marked to market each quarter. Our loan investments and debt obligations are not marked to market. Generally, as interest rates increase, the value of our fixed rate securities decreases, and as interest rates decrease, the value of such securities will increase. In general, we would expect that over time, decreases in the value of our real estate securities portfolio attributable to interest rate changes will be offset to some degree by increases in the value of our swaps, and vice versa. However, the relationship between spreads on securities and spreads on swaps may vary from time to time, resulting in a net aggregate book value increase or decline. Our real estate securities portfolio is largely financed to maturity through long term CBO financings that are not redeemable as a result of book value changes. Accordingly, unless there is a material impairment in value that would result in a payment not being received on a security, changes in the book value of our portfolio will not directly affect our recurring earnings or our ability to pay dividends. As of December 31, 2005, a 100 basis point change in short term interest rates would impact our net book value by approximately $58.4 million.

Our general financing strategy focuses on the use of match funded structures. This means that we seek to match the maturities of our debt obligations with the maturities of our investments to minimize the risk that we have to refinance our liabilities prior to the maturities of our assets, and to reduce the impact of changing interest rates on our earnings. In addition, we generally match fund interest rates on our investments with like-kind debt (i.e., fixed rate assets are financed with fixed rate debt and floating rate assets are financed with floating rate debt), directly or through the use of interest rate swaps, caps, or other financial instruments, or through a combination of these strategies, which allows us to reduce the impact of changing interest rates on our earnings. Our entire portfolio of assets and the related liabilities had a weighted average lives of 5.10 years and 4.59 years, respectively, as of December 31, 2005. Our financing strategy is dependent on our ability to place the match funded debt we use to finance our investments at rates that provide a positive net spread. If spreads for such liabilities widen or if demand for such liabilities ceases to exist, then our ability to execute future financings will be severely restricted.

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

Similarly, an interest rate cap or floor agreement is a contract in which we purchase a cap or floor contract on a notional face amount. We will make an upfront payment to the counterparty for which the counterparty agrees to make future payments to us should the reference rate (typically one- or three-month LIBOR) rise above (cap agreements) or fall below (floor agreements) the "strike" rate specified in the contract. Should the reference rate rise above the contractual strike rate in a cap, we will earn cap income; should the reference rate fall below the contractual strike rate in a floor, we will earn floor income. Payments on an annualized basis will equal the contractual notional face amount multiplied by the difference between the actual reference rate and the contracted strike rate.

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

Credit Spread Exposure

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

As of December 31, 2005, a 25 basis point movement in credit spreads would impact our net book value by approximately $49.5 million, but would not directly affect our earnings or cash flow.

Margin

Certain of our investments are financed through repurchase agreements or total return swaps which are subject to margin calls based on the value of such investments. Margin calls resulting from decreases in value related to rising interest rates are substantially offset by our ability to make margin calls on our interest rate derivatives. We maintain adequate cash reserves or availability on our credit facility to meet any margin calls resulting from decreases in value related to a reasonably possible (in the opinion of management) widening of credit spreads. Funding a margin call on our credit facility would have a dilutive effect on our earnings, however we would not expect this to be material.

Fair Value

Fair values for a majority of our investments are readily obtainable through broker quotations. For certain of our financial instruments, fair values are not readily available since there are no active trading markets as characterized by current exchanges between willing parties. Accordingly, fair values can only be derived or estimated for these instruments using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated future cash flows is inherently subjective and imprecise. We note that minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values, and that the fair values reflected below are indicative of the interest rate and credit spread environments as of December 31, 2005 and do not take into consideration the effects of subsequent interest rate or credit spread fluctuations.

We note that the values of our investments in real estate securities, loans and derivative instruments, primarily interest rate hedges on our debt obligations, are sensitive to changes in market interest rates, credit spreads and other market factors. The value of these investments can vary, and has varied, materially from period to period.

Interest Rate and Credit Spread Risk

We held the following interest rate and credit spread risk sensitive instruments at December 31, 2005 (in thousands):

	Carrying Value December 31, 2005		December 31, 2005			Fair Value December 31, 2005
	2005	2004	Principal Balance or Notional Amount	Weighted Average Yield/ Funding Cost	Maturity Date	2005	2004
Assets:
Real estate securities,
available for sale (1)	$4,554,519	$3,369,496	$4,603,217	6.25%	(1)	$4,554,519	$3,369,496
Real estate securities
portfolio deposit (2)	-	25,411	-	N/A	N/A	-	25,411
Real estate related loans (3)	615,551	591,890	619,783	8.74%	(3)	615,865	600,528
Residential mortgage loans (4)	600,682	654,784	610,970	6.15%	(4)	609,486	654,784
Interest rate caps, treated as hedges (5)	2,145	3,554	342,351	N/A	(5)	2,145	3,554
Total return swaps (6)	3,096	399	414,034	N/A	(6)	3,096	399
Liabilities:
CBO bonds payable (7)	3,530,384	2,656,510	3,560,953	5.27%	(7)	3,594,638	2,720,704
Other bonds payable (8)	353,330	222,266	353,330	5.94%	(8)	356,294	227,510
Notes payable (9)	260,441	652,000	260,441	4.70%	(9)	260,441	652,000
Repurchase agreements (10)	1,048,203	490,620	1,048,203	4.68%	(10)	1,048,203	490,620
Credit facility (11)	20,000	-	20,000	6.86%	(11)	20,000	-
Interest rate swaps, treated as hedges (12)	(41,170)	13,239	2,943,752	N/A	(12)	(41,170)	13,239
Non-hedge derivative obligations (13)	90	796	(13)	N/A	(13)	90	796

(1)
These securities contain various terms, including fixed and floating rates, self-amortizing and interest only. Their weighted average maturity is 5.81 years. The fair value of these securities is estimated by obtaining third party broker quotations, if available and practicable, and counterparty quotations.

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

(3)	Represents the following loans:

Loan Type	Current Face Amount	Carrying Value	Weighted Avg. Yield	Weighted Average Maturity (Years)	Floating Rate Loans as a % of Carrying Value	Fair Value
B-Notes	$72,173	$72,520	8.46%	2.40	73.69%	$72,631
Mezzanine Loans	302,740	302,816	8.44%	1.94	100.00%	302,190
Bank Loans	56,274	56,563	6.58%	2.51	100.00%	56,677
Real Estate Loans	23,082	22,364	20.02%	2.00	0.00%	23,079
ICH Loans	165,514	161,288	8.64%	1.55	2.24%	161,288
	$619,783	$615,551	8.74%	1.94	67.06%	$615,865

The ICH loans were valued by discounting expected future cash flows by the loans’ effective rate at acquisition. The rest of the loans were valued by obtaining third party broker quotations, if available and practicable, and counterparty quotations.

(4)
This aggregate portfolio of residential loans consists of a portfolio of floating rate residential mortgage loans as well as a portfolio of primarily fixed rate manufactured housing loans. The $333.2 million portfolio of residential mortgage loans has a weighted average maturity of 2.73 years. The $267.5 million portfolio of manufactured housing loans has a weighted average maturity of 5.78 years. These loans were valued by discounting expected future cash flows by a rate calculated based on current market conditions for comparable financial instruments, including market interest rates and credit spreads.

(5)	Represents cap agreements as follows:

Notional Balance	Effective Date	Maturity Date	Capped Rate	Strike Rate	Fair Value
$ 262,732	Current	March 2009	1-Month LIBOR	6.50%	$ 184
18,000	January 2010	October 2015	3-Month LIBOR	8.00%	342
8,619	December 2010	June 2015	3-Month LIBOR	7.00%	567
53,000	May 2011	September 2015	1-Month LIBOR	7.50%	1,052
$ 342,351					$ 2,145

The fair value of these agreements is estimated by obtaining counterparty quotations.

(6)
Represents total return swaps which are treated as non-hedge derivatives. The fair value of these agreements, which is included in Derivative Assets, is estimated by obtaining counterparty quotations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources” for a further discussion of these swaps.

(7)
These bonds were valued by discounting expected future cash flows by a rate calculated based on current market conditions for comparable financial instruments, including market interest rates and credit spreads. The weighted average maturity of the CBO bonds payable is 6.55 years. The CBO bonds payable amortize principal prior to maturity based on collateral receipts, subject to reinvestment requirements.

(8)
These bonds were valued by discounting expected future cash flows by a rate calculated based on current market conditions for comparable financial instruments, including market interest rates and credit spreads. The ICH bonds amortize principal prior to maturity based on collateral receipts and have a weighted average maturity of 1.46 years. The manufactured housing loan bonds have a weighted average maturity of 0.08 years, bear a floating rate of interest, and are subject to adjustment monthly based on the agreed upon market value of the loan portfolio.

(9)
The residential mortgage loan financing has a weighted average maturity of 1.21 years, bears a floating rate of interest, and is subject to adjustment monthly based on the agreed upon market value of the loan portfolio. This financing was valued by discounting expected future cash flows by a rate calculated based on current market conditions for comparable financial instruments, including market interest rates and credit spreads.

(10)
These agreements bear floating rates of interest, which reset monthly or quarterly to a market credit spread, and we believe that, for similar financial instruments with comparable credit risks, the effective rates approximate market rates. Accordingly, the carrying amounts outstanding are believed to approximate fair value. These agreements have a weighted average maturity of 0.10 years.

(11)
This facility, which has a weighted average maturity of 2.55 years, bears a floating rate of interest. We believe that, for similar financial instruments with comparable credit risk, the effective rate approximates a market rate. We note that two new banks joined the lending group in December 2005 at the same rate. Accordingly, the carrying amount outstanding is believed to approximate fair value.

(12)	Represents current swap agreements as follows (in thousands):

Notional Balance	Maturity Date	Swapped Rate	Fixed Rate	Fair Value
$ 262,732	March 2009	1-Month LIBOR*	3.1250%	$ (10,106)
290,000	April 2011	3-Month LIBOR	5.9325%	12,628
276,060	March 2013	3-Month LIBOR	3.8650%	(14,599)
192,500	March 2015	1-Month LIBOR	4.8880%	478
165,300	March 2014	3-Month LIBOR	3.9945%	(8,492)
189,373	September 2014	3-Month LIBOR	4.3731%	(6,566)
243,337	March 2015	1-Month LIBOR	4.8495%	(331)
307,355	December 2015	1-Month LIBOR	4.9885%	2,179
34,151	December 2015	1-Month LIBOR	5.0098%	335
227,576	February 2014	1-Month LIBOR	4.2070%	(5,010)
5,000	November 2008	1-Month LIBOR	3.5400%	(165)
4,500	November 2018	1-Month LIBOR	4.4800%	(88)
45,600	January 2009	1-Month LIBOR	3.6500%	(1,467)
12,000	January 2015	1-Month LIBOR	4.5100%	(334)
68,606	October 2009	1-Month LIBOR	3.7150%	(1,763)
65,257	September 2009	1-Month LIBOR	3.7090%	(1,665)
22,465	December 2009	1-Month LIBOR	3.8290%	(534)
7,614	August 2009	1-Month LIBOR	4.0690%	(128)
22,091	February 2010	1-Month LIBOR	4.1030%	(386)
34,692	April 2010	1-Month LIBOR	4.5310%	(245)
30,062	March 2010	1-Month LIBOR	4.5260%	(212)
25,328	April 2010	1-Month LIBOR	4.1640%	(413)
42,954	March 2010	1-Month LIBOR	4.0910%	(760)
44,113	May 2010	1-Month LIBOR	3.9900%	(925)
22,037	April 2010	1-Month LIBOR	3.9880%	(457)
38,293	September 2010	1-Month LIBOR	4.3980%	(421)
18,698	September 2010	1-Month LIBOR	4.4300%	(190)
45,174	August 2010	1-Month LIBOR	4.4865%	(378)
28,336	August 2010	1-Month LIBOR	4.4210%	(290)
21,666	June 2010	1-Month LIBOR	4.4870%	(180)
22,818	August 2010	1-Month LIBOR	4.4900%	(192)
44,776	July 2010	1-Month LIBOR	4.4290%	(455)
60,985	December 2010	1-Month LIBOR	4.7710%	(78)
5,433	December 2015	3-Month LIBOR	4.9618%	8
16,870	December 2015	3-Month LIBOR	4.9670%	32
$ 2,943,752				$ (41,170)

*	up to 6.50%

The fair value of these agreements is estimated by obtaining counterparty quotations. A positive fair value represents a liability; therefore, we currently have a net swap asset.

(13)
These are two essentially offsetting interest rate caps and two essentially offsetting interest rate swaps, each with notional amounts of $32.5 million, an interest rate cap with a notional balance of $17.5 million, and four interest rate swaps with an aggregate notional amount of $19.2 million. The maturity date of the purchased swap is July 2009; the maturity date of the sold swap is July 2014, the maturity date of the $32.5 million caps is July 2038, the maturity date of the $17.5 million cap is July 2009, and the maturity dates of the latter four interest rate swaps range between November 2008 and January 2009. The fair value of these agreements is estimated by obtaining counterparty quotations.

Item 8. Financial Statements and Supplementary Data.

Index to Financial Statements:

Report of Independent Registered Public Accounting Firm
Report on Internal Control Over Financial Reporting of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2005 and December 31, 2004
Consolidated Statements of Income for the years ended December 31, 2005, 2004 and 2003
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2005, 2004 and 2003
Consolidated Statements of Cash Flow for the years ended December 31, 2005, 2004 and 2003
Notes to Consolidated Financial Statements

All schedules have been omitted because either the required information is included in our consolidated financial statements and notes thereto or it is not applicable.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Newcastle Investment Corporation

We have audited the accompanying consolidated balance sheets of Newcastle Investment Corporation and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, NY
March 15, 2006

Report on Internal Control over Financial Reporting of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Newcastle Investment Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Newcastle Investment Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 of the Company and our report dated March 15, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, NY
March 15, 2006

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	December 31,
	2005	2004
Assets
Real estate securities, available for sale - Note 4	$4,554,519	$3,369,496
Real estate securities portfolio deposit - Note 4	—	25,411
Real estate related loans, net - Note 5	615,551	591,890
Residential mortgage loans, net - Note 5	600,682	654,784
Investments in unconsolidated subsidiaries - Note 3	29,953	41,230
Operating real estate, net - Note 6	16,673	57,193
Real estate held for sale - Note 6	—	12,376
Cash and cash equivalents	21,275	37,911
Restricted cash	268,910	77,974
Derivative assets - Note 7	63,834	27,122
Receivables and other assets	38,302	37,333
	$6,209,699	$4,932,720

Liabilities and Stockholders' Equity

Liabilities
CBO bonds payable - Note 8	$3,530,384	$2,656,510
Other bonds payable - Note 8	353,330	222,266
Notes payable - Note 8	260,441	652,000
Repurchase agreements - Note 8	1,048,203	490,620
Credit facility - Note 8	20,000	—
Derivative liabilities - Note 7	18,392	39,661
Dividends payable	29,052	25,928
Due to affiliates - Note 10	8,783	8,963
Accrued expenses and other liabilities	23,111	40,057
	5,291,696	4,136,005

Commitments and contingencies - Notes 9, 10 and 11	—	—
Stockholders' Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized, 2,500,000
Redeemable preferred stock, $.01 par value, 100,000,000 shares authorized, shares of 9.75% Series B Cumulative Redeemable Preferred Stock
and 1,600,000 shares of 8.05% Series C Cumulative Redeemable Preferred Stock,
liquidation preference $25.00 per share, issued and outstanding	102,500	62,500
(Series C issued in 2005)
Common stock, $0.01 par value, 500,000,000 shares authorized, 43,913,409 and 39,859,481 shares issued and outstanding at
December 31, 2005 and 2004, respectively	439	399
Additional paid-in capital	782,735	676,015
Dividends in excess of earnings - Note 2	(13,235)	(13,969)
Accumulated other comprehensive income - Note 2	45,564	71,770
	918,003	796,715

	$6,209,699	$4,932,720

See notes to consolidated financial statements.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except share data)

	Year Ended December 31,
	2005	2004	2003
Revenues
Interest income	$348,516	$225,761	$133,183
Rental and escalation income	6,647	4,744	4,238
Gain on sale of investments, net	20,305	18,314	13,179
Other income	2,745	850	1,484
	378,213	249,669	152,084
Expenses
Interest expense	226,446	136,398	76,877
Property operating expense	2,363	2,575	2,427
Loan and security servicing expense	5,993	3,057	2,154
Provision for credit losses	8,421	-	-
General and administrative expense	4,159	4,597	3,148
Management fee to affiliate - Note 10	13,325	10,620	6,468
Incentive compensation to affiliate - Note 10	7,627	7,959	6,226
Depreciation and amortization	641	451	405
	268,975	165,657	97,705

Income before equity in earnings of unconsolidated subsidiaries	109,238	84,012	54,379
Equity in earnings of unconsolidated subsidiaries - Note 3	5,930	12,465	862
Income taxes on related taxable subsidiaries - Note 12	(321)	(2,508)	-

Income from continuing operations	114,847	93,969	55,241
Income from discontinued operations - Note 6	2,108	4,446	877
Net Income	116,955	98,415	56,118
Preferred dividends	(6,684)	(6,094)	(4,773)
Income available for common stockholders	$110,271	$92,321	$51,345

Net Income Per Share of Common Stock
Basic	$2.53	$2.50	$1.98
Diluted	$2.51	$2.46	$1.96

Income from continuing operations per share of common stock, after preferred dividends
Basic	$2.48	$2.38	$1.95
Diluted	$2.46	$2.34	$1.93
Income (loss) from discontinued operations per share of common stock
Basic	$0.05	$0.12	$0.03
Diluted	$0.05	$0.12	$0.03
Weighted Average Number of Shares of Common Stock
Outstanding
Basic	43,671,517	36,943,752	25,898,288
Diluted	43,985,642	37,557,790	26,140,777

Dividends Declared per Share of Common Stock	$2.500	$2.425	$1.950

See notes to consolidated financial statements.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 and 2003

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Pd. in Capital	Dividends in Excess of Earnings	Accum. Other Comp. Income	Total Stock-Holders' Equity
Stockholders' equity - December 31, 2004	2,500,000	$62,500	39,859,481	$399	$676,015	$(13,969)	$71,770	$796,715
Dividends declared	-	-	-	-	-	(116,221)	-	(116,221)
Issuance of common stock	-	-	3,300,000	33	96,449	-	-	96,482
Issuance of common stock to directors	-	-	2,008	-	67	-	-	67
Exercise of common stock options	-	-	751,920	7	11,687	-	-	11,694
Issuance of preferred stock	1,600,000	40,000	-	-	(1,483)	-	-	38,517
Comprehensive income:
Net income	-	-	-	-	-	116,955	-	116,955
Net unrealized (loss) on securities	-	-	-	-	-	-	(67,077)	(67,077)
Reclassification of net realized (gain) on securities into earnings	-	-	-	-	-	-	(16,015)	(16,015)
Foreign currency translation	-	-	-	-	-	-	(1,089)	(1,089)
Reclassification of net realized foreign currency translation into earnings	-	-	-	-	-	-	(626)	(626)
Net unrealized gain on derivatives designated as cash flow hedges	-	-	-	-	-	-	56,426	56,426
Reclassification of net realized loss on derivatives designated cash flow hedges into earnings	-	-	-	-	-	-	2,175	2,175
Total comprehensive income								90,749
Stockholders' equity - December 31, 2005	4,100,000	$102,500	43,913,409	$439	$782,735	$(13,235)	$45,564	$918,003

Stockholders' equity - December 31, 2003	2,500,000	$62,500	31,374,833	$314	$451,806	$(14,670)	$39,413	$539,363
Dividends declared	-	-	-	-	-	(97,714)	-	(97,714)
Issuance of common stock	-	-	8,375,000	84	222,721	-	-	222,805
Issuance of common stock to directors	-	-	2,148	-	60	-	-	60
Exercise of common stock options	-	-	107,500	1	1,428	-	-	1,429
Comprehensive income:
Net income	-	-	-	-	-	98,415	-	98,415
Net unrealized gain on securities	-	-	-	-	-	-	34,088	34,088
Reclassification of net realized (gain) on securities into earnings	-	-	-	-	-	-	(14,574)	(14,574)
Foreign currency translation	-	-	-	-	-	-	1,984	1,984
Reclassification of net realized foreign currency translation into earnings	-	-	-	-	-	-	(1,478)	(1,478)
Net unrealized gain on derivatives designated as cash flow hedges	-	-	-	-	-	-	11,973	11,973
Reclassification of net realized loss on derivatives designated as cash flow hedges into earnings	-	-	-	-	-	-	364	364
Total comprehensive income								130,772
Stockholders' equity - December 31, 2004	2,500,000	$62,500	39,859,481	$399	$676,015	$(13,969)	$71,770	$796,715

Continued on next page.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 and 2003
(dollars in thousands)

	Preferred Stock		Common Stock		Additional Pd. in	Dividends in Excess of	Accum. Other Comp.	Total Stock-Holders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Equity
Stockholders' equity - December 31, 2002	-	$-	23,488,517	$235	$290,935	$(13,966)	$7,037	$284,241
Dividends declared	-	-	-	-	-	(56,822)	-	(56,822)
Issuance of preferred stock	2,500,000	62,500	-	-	(2,436)	-	-	60,064
Issuance of common stock	-	-	7,882,276	79	163,242	-	-	163,321
Issuance of common stock to directors	-	-	1,540	-	30	-	-	30
Exercise of common stock options	-	-	2,500	-	35	-	-	35
Comprehensive income:
Net income	-	-	-	-	-	56,118	-	56,118
Net unrealized gain on securities	-	-	-	-	-	-	23,670	23,670
Reclassification of net realized (gain) on securities into earnings	-	-	-	-	-	-	(13,185)	(13,185)
Foreign currency translation	-	-	-	-	-	-	4,653	4,653
Reclassification of net realized foreign currency translation into earnings	-	-	-	-	-	-	396	396
Net unrealized (loss) on derivatives designated as cash flow hedges	-	-	-	-	-	-	16,842	16,842
Total comprehensive income								88,494
Stockholders' equity - December 31, 2003	2,500,000	$62,500	31,374,833	$314	$451,806	$(14,670)	$39,413	$539,363

See notes to consolidated financial statements.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW
(dollars in thousands)

	Year Ended December 31,
	2005	2004	2003
Cash Flows From Operating Activities
Net income	$116,955	$98,415	$56,118
Adjustments to reconcile net income to net cash provided by operating activities (inclusive of amounts related to discontinued operations):
Depreciation and amortization	818	2,253	3,085
Accretion of discount and other amortization	(2,645)	1,898	(3,761)
Equity in earnings of unconsolidated subsidiaries	(5,930)	(12,465)	(862)
Distributions of earnings from unconsolidated subsidiaries	5,930	12,465	862
Deferred rent	(2,539)	(1,380)	(1,853)
Gain on sale of investments	(20,811)	(22,029)	(11,789)
Unrealized gain on non-hedge derivatives	(2,839)	(3,332)	(3,696)
Provision for credit losses	8,421	-	-
Non-cash directors' compensation	67	60	30
Change in
Restricted cash	(7,980)	(8,137)	(2,564)
Receivables and other assets	218	(5,431)	(9,403)
Due to affiliates	(180)	6,518	1,110
Accrued expenses and other liabilities	9,278	21,520	11,177
Net cash provided by operating activities:	98,763	90,355	38,454
Cash Flows From Investing Activities
Purchase of real estate securities	(1,463,581)	(1,426,762)	(1,407,948)
Proceeds from sale of real estate securities	60,254	193,246	255,030
Deposit on real estate securities (treated as a derivative)	(57,149)	(80,311)	(59,676)
Purchase of and advances on loans	(584,270)	(631,728)	(685,311)
Proceeds from settlement of loans	1,901	124,440	164,404
Repayments of loan and security principal	698,002	428,091	105,848
Purchase of derivative instruments	-	-	(5,482)
Margin deposit on derivative instruments	(53,518)	-	-
Proceeds from sale of derivative instruments	1,338	-	-
Payments on settlement of derivative instruments	(1,112)	-	-
Purchase and improvement of operating real estate	(182)	(141)	(576)
Proceeds from sale of operating real estate	52,333	71,871	5,331
Contributions to unconsolidated subsidiaries	-	(26,789)	(30,871)
Distributions of capital from unconsolidated subsidiaries	11,277	16,199	225
Payment of deferred transaction costs	(39)	(280)	-
Net cash used in investing activities	(1,334,746)	(1,332,164)	(1,659,026)

Continued on next page.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW
(dollars in thousands)

	Year Ended December 31,
	2005	2004	2003
Cash Flows From Financing Activities
Issuance of CBO bonds payable	880,570	859,719	921,503
Repayments of CBO bonds payable	(10,241)	(604)	-
Issuance of other bonds payable	246,547	-	-
Repayments of other bonds payable	(114,780)	(41,759)	(6,413)
Borrowings under notes payable	-	614,106	80,000
Repayments of notes payable	(391,559)	(119,407)	(906)
Borrowings under repurchase agreements	815,840	654,254	663,120
Repayments of repurchase agreements	(258,257)	(879,417)	(195,506)
Draws under credit facility	62,000	-	-
Repayments of credit facility	(42,000)	-	-
Issuance of common stock	97,680	222,805	168,610
Costs related to issuance of common stock	(1,198)	-	(5,289)
Exercise of common stock options	11,694	1,429	35
Issuance of preferred stock	40,000	-	62,500
Costs related to issuance of preferred stock	(1,483)	-	(2,436)
Dividends paid	(113,097)	(88,489)	(49,280)
Payment of deferred financing costs	(2,369)	(3,320)	(426)
Net cash provided by financing activities	1,219,347	1,219,317	1,635,512
Net Increase (Decrease) in Cash and Cash Equivalents	(16,636)	(22,492)	14,940
Cash and Cash Equivalents, Beginning of Period	37,911	60,403	45,463
Cash and Cash Equivalents, End of Period	$21,275	$37,911	$60,403
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest expense	$213,070	$135,172	$80,522
Cash paid during the period for income taxes	$448	$2,639	$-
Supplemental Schedule of Non-cash Investing and Financing Activities
Common stock dividends declared but not paid	$27,446	$24,912	$15,687
Preferred stock dividends declared but not paid	$1,606	$1,016	$1,016
Deposits used in acquisiton of real estate securities (treated as derivatives)	$82,334	$75,824	$81,492
Consolidation of ICH CMO	$-	$-	$221,773

See notes to consolidated financial statements.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 and 2003
(dollars in tables in thousands, except per share data)

1.	ORGANIZATION

Newcastle Investment Corp. (and its subsidiaries, “Newcastle”) is a Maryland corporation that was formed in 2002. Newcastle conducts its business through three primary segments: (i) real estate securities and real estate related loans, (ii) residential mortgage loans, and (iii) operating real estate.

The following table presents information on shares of Newcastle’s common stock issued subsequent to its formation:

Year	Shares Issued	Range of Issue Prices (1)	Net Proceeds (millions)
Formation	16,488,517	N/A	N/A
2002	7,000,000	$13.00	$80.0
2003	7,886,316	$20.35-$22.85	$163.4
2004	8,484,648	$26.30-$31.40	$224.3
2005	4,053,928	$29.60	$108.2
December 31, 2005	43,913,409

(1) Excludes prices of shares issued pursuant to the exercise of options and shares issued to Newcastle's independent directors.

Newcastle is organized and conducts its operations to qualify as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). As such, Newcastle will generally not be subject to U.S. federal corporate income tax on that portion of its net income that is distributed to stockholders if it distributes at least 90% of its REIT taxable income to its stockholders by prescribed dates and complies with various other requirements.

Newcastle is party to a management agreement (the “Management Agreement”) with Fortress Investment Group LLC (the “Manager”), an affiliate, under which the Manager advises Newcastle on various aspects of its business and manages its day-to-day operations, subject to the supervision of Newcastle’s board of directors. For its services, the Manager receives an annual management fee and incentive compensation, both as defined in the Management Agreement. For a further discussion of the Management Agreement, see Note 10.

Approximately 2.9 million shares of Newcastle’s common stock were held by an affiliate of the Manager and its principals at December 31, 2005. In addition, an affiliate of the Manager held options to purchase approximately 1.2 million shares of Newcastle’s common stock at December 31, 2005.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL

Basis of Accounting - The accompanying consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles ("GAAP''). The consolidated financial statements include the accounts of Newcastle and its consolidated subsidiaries. All significant intercompany transactions and balances have been eliminated. Newcastle consolidates those entities in which it has an investment of 50% or more and has control over significant operating, financial and investing decisions of the entity.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 and 2003
(dollars in tables in thousands, except per share data)

In January 2003, Financial Accounting Standards Board Interpretation (“FIN”) No. 46 “Consolidation of Variable Interest Entities,” which explains how to identify variable interest entities and how to assess whether to consolidate such entities, was issued. As a result of this FIN, Newcastle consolidated the ICH CMO (Note 5).

In December 2003, FIN No. 46R “Consolidation of Variable Interest Entities” was issued as a modification of FIN 46. FIN 46R, which became effective in the first quarter of 2004, clarified the methodology for determining whether an entity is a variable interest entity (“VIE”) and the methodology for assessing who is the primary beneficiary of a VIE. VIEs are defined as entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. A VIE is required to be consolidated by its primary beneficiary, and only its primary beneficiary, which is defined as the party who will absorb a majority of the VIE’s expected losses or receive a majority of the expected residual returns as a result of holding variable interests. The application of FIN 46R did not result in a change in our accounting for any entities. Our CBO subsidiaries are considered VIEs of which we are the primary beneficiary.

For entities over which Newcastle exercises significant influence, but which do not meet the requirements for consolidation, Newcastle uses the equity method of accounting whereby it records its share of the underlying income of such entities. Newcastle owns an equity method investment in two limited liability companies (Note 3) which are investment companies and therefore maintain their financial records on a fair value basis. Newcastle has retained such accounting relative to its investments in such companies pursuant to the Emerging Issues Task Force (“EITF”) Issue No. 85-12 “Retention of Specialized Accounting for Investments in Consolidation.”

Certain amounts have been reclassified to conform to the current year’s presentation.

Risks and Uncertainties — In the normal course of business, Newcastle encounters primarily two significant types of economic risk: credit and market. Credit risk is the risk of default on Newcastle’s securities, loans, derivatives, and leases that results from a borrower's, derivative counterparty's or lessee's inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of investments in securities, loans and derivatives or in real estate due to changes in interest rates, spreads or other market factors, including the value of the collateral underlying loans and securities and the valuation of real estate held by Newcastle. Management believes that the carrying values of its investments are reasonable taking into consideration these risks along with estimated collateral values, payment histories, and other borrower information.

Newcastle invests in real estate located outside of the United States. Newcastle’s non-U.S. investments are subject to the same risks associated with its United States investments as well as additional risks, such as fluctuations in foreign currency exchange rates, unexpected changes in regulatory requirements, heightened risk of political and economic instability, difficulties in managing non-U.S. investments, potentially adverse tax consequences and the burden of complying with a wide variety of foreign laws.

Additionally, Newcastle is subject to significant tax risks. If Newcastle were to fail to qualify as a REIT in any taxable year, Newcastle would be subject to U.S. federal corporate income tax (including any applicable alternative minimum tax), which could be material. In addition, if Newcastle’s predecessor, Newcastle Investment Holdings Corp. (“Holdings”), failed to qualify as a REIT and Newcastle is treated as a successor to Holdings, this could cause Newcastle to likewise fail to qualify as a REIT. Unless entitled to relief under certain statutory provisions, Newcastle would also be disqualified from treatment as a REIT for the four taxable years following the year during which qualification is lost.

Use of Estimates — The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 and 2003
(dollars in tables in thousands, except per share data)

Comprehensive Income — Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances, excluding those resulting from investments by and distributions to owners. For Newcastle’s purposes, comprehensive income represents net income, as presented in the statements of income, adjusted for unrealized gains or losses on securities available for sale and derivatives designated as cash flow hedges and net foreign currency translation adjustments. The following table summarizes our accumulated other comprehensive income:

	December 31,
	2005	2004
Net unrealized gains on securities	$16,782	$99,875
Net unrealized gains (losses) on derivatives designated as cash flow hedges	26,738	(31,862)
Net foreign currency translation adjustments	2,044	3,757
Accumulated other comprehensive income	$45,564	$71,770

REVENUE RECOGNITION
Real Estate Securities and Loans Receivable — Newcastle invests in securities, including commercial mortgage backed securities, senior unsecured debt issued by property REITS, real estate related asset backed securities and agency residential mortgage backed securities. Newcastle also invests in loans, including real estate related loans, commercial mortgage loans, residential mortgage loans and manufactured housing loans. Newcastle determines at acquisition whether loans will be aggregated into pools based on common risk characteristics (credit quality, loan type, and date of origination or acquisition); loans aggregated into pools are accounted for as if each pool were a single loan. Loans receivable are presented in the consolidated balance sheet net of any unamortized discount (or gross of any unamortized premium) and an allowance for loan losses. Discounts or premiums are accreted into interest income on an effective yield or “interest” method, based upon a comparison of actual and expected cash flows, through the expected maturity date of the security or loan. Depending on the nature of the investment, changes to expected cash flows may result in a prospective change to yield or a retrospective change which would include a catch up adjustment. For loans acquired at a discount for credit quality, the difference between contractual cash flows and expected cash flows at acquisition is not accreted (nonaccretable difference). Income is not accrued on non-performing securities or loans; cash received on such securities or loans is treated as income to the extent of interest previously accrued. Interest income with respect to non-discounted securities or loans is recognized on an accrual basis. Deferred fees and costs, if any, are recognized as interest income over the terms of the securities or loans using the interest method. Upon settlement of securities and loans, the excess (or deficiency) of net proceeds over the net carrying value of such security or loan is recognized as a gain (or loss) in the period of settlement. Interest income includes prepayment penalties received of $3.2 million, $0.6 million and $0.4 million in 2005, 2004 and 2003, respectively.

Impairment of Securities and Loans — Newcastle continually evaluates securities and loans for impairment. This evaluation includes the following, as applicable: (i) review of the credit of the issuer or the borrower, (ii) review of the credit rating of the security, (iii) review of the key terms of the security or loan, (iv) review of the performance of the loan or underlying loans, including debt service coverage and loan to value ratios, (v) analysis of the value of the collateral for the loan or underlying loans, (vi) analysis of the effect of local, industry and broader economic factors, and (vii) analysis of trends in defaults and loss severities for similar loans. Securities and loans are considered to be impaired, for financial reporting purposes, when it is probable that Newcastle will be unable to collect all principal or interest when due according to the contractual terms of the original agreements, or, for securities or loans purchased at a discount for credit quality or that represent beneficial interests in securitizations, when Newcastle determines that it is probable that it will be unable to collect as anticipated. For loans purchased at a discount for credit quality, if Newcastle determines that it is probable that it will collect more than previously anticipated, the yield accrued on such loan or security is adjusted upward, on a prospective basis. Upon determination of impairment, Newcastle establishes specific valuation allowances for loans or records a direct write down for securities, through provisions for losses, based on the estimated fair value of the underlying collateral using a discounted cash flow analysis or based on observable market value. Newcastle also establishes allowances for estimated unidentified incurred losses on pools of loans. The allowance for each security or loan is maintained at a level believed adequate by management to absorb probable losses, based on periodic reviews of actual and expected losses. It is Newcastle’s policy to establish an allowance for uncollectible interest on performing securities or loans that are past due more than 90 days or sooner when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. Upon such a determination, those loans are deemed to be non-performing. Actual losses may differ from Newcastle’s estimate.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 and 2003
(dollars in tables in thousands, except per share data)

EXPENSE RECOGNITION

Interest Expense — Newcastle finances its investments using both fixed and floating rate debt, including securitizations, loans and repurchase agreements, and other financing vehicles. Certain of this debt has been issued at discounts. Discounts are accreted into interest expense on the interest method through the expected maturity date of the financing.

Deferred Costs and Interest Rate Cap Premiums — Deferred costs consist primarily of costs incurred in obtaining financing which are amortized into interest expense over the term of such financing using the interest method. Interest rate cap premiums, which are included in Derivative Assets, are amortized as described below.

Derivatives and Hedging Activities — All derivatives are recognized as either assets or liabilities in the statement of financial position and measured at fair value. Fair value adjustments affect either stockholders' equity or net income depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity. For those derivative instruments that are designated and qualify as hedging instruments, Newcastle designates the hedging instrument, based upon the exposure being hedged, as either a cash flow hedge, a fair value hedge or a hedge of a net investment in a foreign operation.

Derivative transactions are entered into by Newcastle solely for risk management purposes, except for real estate securities portfolio deposits as described in Note 4 and the total return swaps described in Note 5. Such total return swaps are essentially financings of certain reference assets which are treated as derivatives for accounting purposes. The decision of whether or not a given transaction/position (or portion thereof) is hedged is made on a case-by-case basis, based on the risks involved and other factors as determined by senior management, including restrictions imposed by the Code among others. In determining whether to hedge a risk, Newcastle may consider whether other assets, liabilities, firm commitments and anticipated transactions already offset or reduce the risk. All transactions undertaken as hedges are entered into with a view towards minimizing the potential for economic losses that could be incurred by Newcastle. Generally, all derivatives entered into are intended to qualify as hedges under GAAP, unless specifically stated otherwise. To this end, terms of hedges are matched closely to the terms of hedged items.

Description of the risks being hedged
1)
Interest rate risk, existing debt obligations - Newcastle generally hedges the risk of interest rate fluctuations with respect to its borrowings, regardless of the form of such borrowings, which require payments based on a variable interest rate index. Newcastle generally intends to hedge only the risk related to changes in the benchmark interest rate (LIBOR or a Treasury rate). In order to reduce such risks, Newcastle may enter into swap agreements whereby Newcastle would receive floating rate payments in exchange for fixed rate payments, effectively converting the borrowing to fixed rate. Newcastle may also enter into cap agreements whereby, in exchange for a premium, Newcastle would be reimbursed for interest paid in excess of a certain cap rate.

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

3)
Interest rate risk, fair value of investments - Newcastle occasionally hedges the fair value of investments acquired outside of its warehouse agreements (Note 4) prior to such investments being included in a CBO financing (Note 8). The primary risk involved is the risk that the fair value of such an investment will change between the acquisition date and the date the terms of the related financing are “locked in.” Newcastle generally intends to hedge only the risk related to changes in the benchmark interest rate (LIBOR or a Treasury rate). This is generally accomplished through the use of interest rate swaps.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 and 2003
(dollars in tables in thousands, except per share data)

Cash flow hedges
Newcastle has employed interest rate swaps primarily in two ways: (i) to hedge its exposure to changes in market interest rates with respect to its floating rate debt and (ii) to hedge anticipated financings. Interest on $342.4 million and $2,941.7 million in principal amount of Newcastle’s floating rate debt was designated as the hedged items to interest rate cap and swap agreements, respectively, at December 31, 2005.

To qualify for cash flow hedge accounting, interest rate swaps and caps must meet certain criteria, including (1) the items to be hedged expose Newcastle to interest rate risk, (2) the interest rate swaps or caps are highly effective in reducing Newcastle’s exposure to interest rate risk, and (3) with respect to an anticipated transaction, such transaction is probable. Correlation and effectiveness are periodically assessed based upon a comparison of the relative changes in the fair values or cash flows of the interest rate swaps and caps and the items being hedged.

For derivative instruments that are designated and qualify as a cash flow hedge (i.e. hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss, and net payments received or made, on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in current earnings during the period of change. Ineffectiveness of approximately $0.2 million and ($0.1 million) of gain (loss) was recorded in 2005 and 2004, respectively, to Other Income. No material ineffectiveness was recorded during the year ended December 31, 2003. The premiums paid for interest rate caps, treated as cash flow hedges, are amortized into interest expense based on the estimated value of such cap for each period covered by such cap.

With respect to interest rate swaps which have been designated as hedges of anticipated financings, periodic net payments are recognized currently as adjustments to interest expense; any gain or loss from fluctuations in the fair value of the interest rate swaps is recorded as a deferred hedge gain or loss in accumulated other comprehensive income and treated as a component of the anticipated transaction. In the event the anticipated refinancing failed to occur as expected, the deferred hedge credit or charge would be recognized currently in income. Newcastle’s hedges of such refinancing were terminated upon the consummation of such refinancing. As of December 31, 2005 and 2004, $(3.5 million) and $(5.5 million), of such (losses) were deferred, net of amortization, respectively.

During 2004 and 2005, Newcastle dedesignated certain of its hedge derivatives, and in some cases redesignated all or a portion thereof as hedges. As a result of these dedesignations, in the cases where the originally hedged items were still owned by Newcastle, the unrealized loss was recorded in OCI as a deferred hedge loss and is being amortized over the life of the hedged item. In the cases where the dedesignation resulted in immediate recognition, Newcastle recognized $0.3 million of gain. As of December 31, 2005 and 2004, $0.2 million and $0.4 million of such loss was deferred, net of amortization, respectively.

Fair Value Hedges

At December 31, 2005, Newcastle owned two interest rate swaps designated as fair value hedges of fixed rate investments with an aggregate notional amount of $2.1 million. Any unrealized gains or losses, as well as net payments received or made, on these derivative instruments are recorded currently in income, as are any unrealized gains or losses on the associated hedged items related to changes in interest rates.

With respect to interest rate swaps which were designated as hedges of the fair value of lease payments, periodic net payments and any gain or loss from fluctuations in the fair value of the interest rate swaps were capitalized to accumulated other comprehensive income and are being recognized over the term of the leases as adjustments to rental income. Newcastle’s hedge of such payments was terminated in 1999. As of December 31, 2005 and 2004, $0.1 million and $1.0 million of such losses were deferred, net of amortization, respectively.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 and 2003
(dollars in tables in thousands, except per share data)

Classification

Newcastle expects to reclassify approximately $1.0 million of net loss on derivative instruments from accumulated other comprehensive income to earnings during the twelve months ending December 31, 2006 due to amortization of net deferred hedge losses.

Newcastle’s derivatives are recorded on its balance sheet as follows (excluding the real estate securities portfolio deposit, which is reported separately):

Derivative Assets	2005	2004
Interest rate caps (A)	$2,145	$3,554
Interest rate swaps (A)	56,829	21,001
Total return swaps	3,096	399
Non-hedge derivatives (B)	1,764	2,168
	$63,834	$27,122

Derivative Liabilities
Interest rate swaps (A)	$15,659	$34,240
Interest payable	1,059	2,457
Non-hedge derivatives (B)	1,674	2,964
	$18,392	$39,661

(A) Treated as hedges
(B) Interest rate swaps and caps

Unrealized gains (losses) related to real estate securities portfolio deposits of ($0.7 million) and $0.6 million, related to total return swaps of $2.1 million and $0.2 million, and related to other non-hedge derivatives of $1.0 million and $0.0 million, were recorded in Other Income in 2005 and 2004, respectively.

With respect to interest rate swaps and caps that have not been designated as hedges, any net payments under, or fluctuations in the fair value of, such swaps and caps has been recognized currently in Other Income.

Newcastle’s derivative financial instruments contain credit risk to the extent that its bank counterparties may be unable to meet the terms of the agreements. Newcastle minimizes such risk by limiting its counterparties to highly rated major financial institutions with good credit ratings. In addition, the potential risk of loss with any one party resulting from this type of credit risk is monitored. Management does not expect any material losses as a result of default by other parties. Newcastle does not require collateral; however, Newcastle does call margin from its counterparties when applicable.

Management Fees and Incentive Compensation to Affiliate — These represent amounts due to the Manager pursuant to the Management Agreement. For further information on the Management Agreement, see Note 10.

BALANCE SHEET MEASUREMENT

Investment in Real Estate Securities —  Newcastle has classified its investments in securities as available for sale. Securities available for sale are carried at market value with the net unrealized gains or losses reported as a separate component of accumulated other comprehensive income. At disposition, the net realized gain or loss is determined on the basis of the cost of the specific investments and is included in earnings. Unrealized losses on securities are charged to earnings if they reflect a decline in value that is other than temporary. A decline in value is considered other than temporary if either (a) it is deemed probable that Newcastle will be unable to collect all amounts anticipated to be collected at acquisition, or (b) Newcastle does not have the ability and intent to hold such investment until a forecasted market price recovery.

Investment in Loans —  Loans receivable are presented net of any unamortized discount (or gross of any unamortized premium), including any fees received, and an allowance for loan losses. All of Newcastle’s loans receivable are classified as held for investment.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 and 2003
(dollars in tables in thousands, except per share data)

Investment in Operating Real Estate — Operating real estate is recorded at cost less accumulated depreciation. Depreciation is computed on a straight-line basis. Buildings are depreciated over 40 years. Major improvements are capitalized and depreciated over their estimated useful lives. Fees and costs incurred in the successful negotiation of leases are deferred and amortized on a straight-line basis over the terms of the respective leases. Expenditures for repairs and maintenance are expensed as incurred. Newcastle reviews its real estate assets for impairment annually or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Long-lived assets to be disposed of by sale, which meet certain criteria, are reclassified to Real Estate Held for Sale and measured at the lower of their carrying amount or fair value less costs of sale. The results of operations for such an asset, assuming such asset qualifies as a “component of an entity” as defined, are retroactively reclassified to Income (Loss) from Discontinued Operations for all periods presented.

Foreign Currency Investments —  Assets and liabilities relating to foreign investments are translated using exchange rates as of the end of each reporting period. The results of Newcastle’s foreign operations are translated at the weighted average exchange rate for each reporting period. Translation adjustments are included as a component of accumulated other comprehensive income until realized.

Cash and Cash Equivalents and Restricted Cash —  Newcastle considers all highly liquid short term investments with maturities of 90 days or less when purchased to be cash equivalents. Substantially all amounts on deposit with major financial institutions exceed insured limits. Restricted cash consisted of:

	December 31,
	2005	2004
Held in CBO structures (Note 8) pending reinvestment	$173,438	$44,719
Total return swap margin accounts	72,427	18,190
Bond sinking funds	9,532	207
Trustee accounts	9,047	9,652
Reserve accounts	2,558	2,084
Derivative margin accounts	1,908	2,573
Restricted property operating accounts	-	549
	$268,910	$77,974

Stock Options — Newcastle accounts for stock options granted in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation'' as revised in December 2004 and amended by EITF Issue No. 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Loans or Services.” The fair value of the options issued as compensation to the Manager for its successful efforts in raising capital for Newcastle in 2005, 2004 and 2003 was recorded as an increase in stockholders’ equity with an offsetting reduction of capital proceeds received. Options granted to Newcastle’s directors were accounted for using the fair value method.

Preferred Stock — In March 2003, Newcastle issued 2.5 million shares ($62.5 million face amount) of its 9.75% Series B Cumulative Redeemable Preferred Stock (the “Series B Preferred”) for net proceeds of approximately $60.1 million. In October 2005, Newcastle issued 1.6 million shares ($40.0 million face amount) of its 8.05% Series C Cumulative Redeemable Preferred Stock (the “Series C Preferred”) for net proceeds of approximately $38.5 million. The Series B Preferred and Series C Preferred are non-voting, have a $25 per share liquidation preference, no maturity date and no mandatory redemption. Newcastle has the option to redeem the Series B Preferred beginning in March 2008 and the Series C Preferred beginning in October 2010 at their face amount.

In connection with the issuance of the Series B Preferred Stock and Series C Preferred Stock, Newcastle incurred approximately $2.4 million and $1.5 million of costs, respectively, which were netted against the proceeds of such offerings. If either series of preferred stock were redeemed, the related costs would be recorded as an adjustment to income available for common stockholders at that time.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 and 2003
(dollars in tables in thousands, except per share data)

Accretion of Discount and Other Amortization — As reflected on the Consolidated Statements of Cash Flow, this item is comprised of the following:

	2005	2004	2003
Accretion of net discount on securities and loans	$(13,432)	$(4,282)	$(4,532)
Amortization of net discount on debt obligations	4,574	4,132	3,800
Amortization of deferred financing costs and interest rate cap premiums	4,417	3,979	1,531
Amortization of net deferred hedge gains and losses - debt	1,587	(2,118)	(4,752)
Amortization of deferred hedge loss - leases	209	187	192
	$(2,645)	$1,898	$(3,761)

Accounting Treatment for Certain Investments Financed with Repurchase Agreements — Newcastle owned $323.2 million of assets purchased from particular counterparties which are financed via $287.5 million of repurchase agreements with the same counterparties at December 31, 2005. Currently, Newcastle records such assets and the related financings gross on its balance sheet, and the corresponding interest income and interest expense gross on its income statement. In addition, if the asset is a security, any change in fair value is reported through other comprehensive income (since it is considered “available for sale”).

However, in a transaction where assets are acquired from and financed under a repurchase agreement with the same counterparty, the acquisition may not qualify as a sale from the seller’s perspective; in such cases, the seller may be required to continue to consolidate the assets sold to Newcastle, based on their “continuing involvement” with such investments. The result is that Newcastle may be precluded from presenting the assets gross on its balance sheet as it currently does, and may instead be required to treat its net investment in such assets as a derivative.

If it is determined that these transactions should be treated as investments in derivatives, the interest rate swaps entered into by Newcastle to hedge its interest rate exposure with respect to these transactions would no longer qualify for hedge accounting, but would, as the underlying asset transactions, also be marked to market through the income statement.

This potential change in accounting treatment does not affect the economics of the transactions but does affect how the transactions are reported in Newcastle’s financial statements. Newcastle’s cash flows, its liquidity and its ability to pay a dividend would be unchanged, and Newcastle does not believe its taxable income would be affected. Newcastle’s net income and net equity would not be materially affected. In addition, this would not affect Newcastle’s status as a REIT or cause it to fail to qualify for its Investment Company Act exemption. Management understands that this issue has been submitted to accounting standard setters for resolution. If Newcastle were to change its current accounting treatment for these transactions, its total assets and total liabilities would each be reduced by $287.9 million and $240.4 million at December 31, 2005 and 2004, respectively.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 and 2003
(dollars in tables in thousands, except per share data)

3.	INFORMATION REGARDING BUSINESS SEGMENTS AND UNCONSOLIDATED SUBSIDIARIES

Newcastle conducts its business through three primary segments: real estate securities and real estate related loans, residential mortgage loans and operating real estate. Details of Newcastle’s investments in such segments can be found in Notes 4, 5 and 6.

The unallocated portion consists primarily of interest on short term investments, general and administrative expenses, and management fees and incentive compensation pursuant to the Management Agreement.

Summary financial data on Newcastle’s segments is given below, together with a reconciliation to the same data for Newcastle as a whole:

	Real Estate Securities and Real Estate Related Loans	Residential Mortgage Loans	Operating Real Estate	Unallocated	Total
December 31, 2005 and the Year then Ended
Gross revenues	$321,889	$48,844	$6,772	$708	$378,213
Operating expenses	(4,163)	(10,384)	(2,456)	(24,885)	(41,888)
Operating income (loss)	317,726	38,460	4,316	(24,177)	336,325
Interest expense	(196,026)	(29,754)	(251)	(415)	(226,446)
Depreciation and amortization	-	-	(528)	(113)	(641)
Equity in earnings of unconsolidated subsidiaries (A)	3,328	-	2,281	-	5,609
Income (loss) from continuing operations	125,028	8,706	5,818	(24,705)	114,847
Income (loss) from discontinued operations	-	-	2,108	-	2,108
Net income (loss)	$125,028	$8,706	$7,926	$(24,705)	$116,955
Revenue derived from non-US sources:
Canada	$-	$-	$12,157	$-	$12,157
Belgium	$-	$-	$125	$-	$125
Total assets	$5,544,818	$606,320	$36,306	$22,255	$6,209,699
Long-lived assets outside the US:
Canada	$-	$-	$16,673	$-	$16,673
December 31, 2004 and the Year then Ended
Gross revenues	$225,236	$19,135	$4,745	$553	$249,669
Operating expenses	(828)	(2,319)	(2,678)	(22,983)	(28,808)
Operating income (loss)	224,408	16,816	2,067	(22,430)	220,861
Interest expense	(124,930)	(10,863)	(605)	-	(136,398)
Depreciation and amortization	-	-	(445)	(6)	(451)
Equity in earnings of unconsolidated subsidiaries (A)	3,767	-	6,190	-	9,957
Income (loss) from continuing operations	103,245	5,953	7,207	(22,436)	93,969
Income (loss) from discontinued operations	-	-	4,446	-	4,446
Net income (loss)	$103,245	$5,953	$11,653	$(22,436)	$98,415
Revenue derived from non-US sources:
Canada	$-	$-	$13,203	$-	$13,203
Belgium	$-	$-	$10,602	$-	$10,602
Total assets	$4,136,203	$658,643	$108,322	$29,552	$4,932,720
Long-lived assets outside the US:
Canada	$-	$-	$57,193	$-	$57,193
Belgium	$-	$-	$12,376	$-	$12,376

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 and 2003
(dollars in tables in thousands, except per share data)

	Real Estate Securities and Real Estate Related Loans	Residential Mortgage Loans	Operating Real Estate	Unallocated	Total
December 31, 2003 and the Year then Ended
Gross revenues	$134,348	$12,892	$4,264	$580	$152,084
Operating expenses	(821)	(1,506)	(2,493)	(15,603)	(20,423)
Operating income (loss)	133,527	11,386	1,771	(15,023)	131,661
Interest expense	(70,192)	(6,162)	(523)	-	(76,877)
Depreciation and amortization	-	-	(405)	-	(405)
Equity in earnings of unconsolidated subsidiaries (A)	861	-	-	1	862
Income (loss) from continuing operations	64,196	5,224	843	(15,022)	55,241
Income (loss) from discontinued operations	-	-	877	-	877
Net income (loss)	$64,196	$5,224	$1,720	$(15,022)	$56,118
Revenue derived from non-US sources:
Canada	$-	$-	$16,940	$-	$16,940
Belgium	$-	$-	$5,999	$-	$5,999
Total assets	$2,756,262	$587,831	$146,635	$59,571	$3,550,299
Long-lived assets outside the US:
Canada	$-	$-	$54,250	$-	$54,250
Belgium	$-	$-	$78,149	$-	$78,149

(A) Net of income taxes on related taxable subsidiaries.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 and 2003
(dollars in tables in thousands, except per share data)

Unconsolidated Subsidiaries
Newcastle has two unconsolidated subsidiaries which it accounts for under the equity method.

The following table summarizes the activity affecting the equity held by Newcastle in unconsolidated subsidiaries:

	Operating Real Estate Subsidiary	Real Estate Loan Subsidiary
Balance at December 31, 2003	$-	$30,640
Contributions to unconsolidated subsidiaries	26,789	-
Distributions from unconsolidated subsidiaries	(17,709)	(10,955)
Equity in earnings of unconsolidated subsidiaries	8,698	3,767
Balance at December 31, 2004	$17,778	$23,452
Contributions to unconsolidated subsidiaries	-	-
Distributions from unconsolidated subsidiaries	(8,229)	(8,978)
Equity in earnings of unconsolidated subsidiaries	2,602	3,328
Balance at December 31, 2005	$12,151	$17,802

Summarized financial information related to Newcastle’s unconsolidated subsidiaries was as follows:

	Operating Real Estate Subsidiary (A) (B)		Real Estate Loan Subsidiary (A) (C)
	December 31,		December 31,
	2005	2004	2005	2004	2003
Assets	$77,758	$89,222	$35,806	$47,170	$61,628
Liabilities	(53,000)	(53,000)	-	-	-
Minority interest	(455)	(666)	(202)	(266)	(348)
Equity	$24,303	$35,556	$35,604	$46,904	$61,280
Equity held by Newcastle (D)	$12,151	$17,778	$17,802	$23,452	$30,640

	2005	2004	2005	2004	2003
Revenues	$10,196	$25,011	$6,738	$7,852	$1,885
Expenses	(4,896)	(7,159)	(42)	(111)	(152)
Minority interest	(97)	(328)	(39)	(44)	(10)
Net income	$5,203	$17,524	$6,657	$7,697	$1,723
Newcastle's equity in net income (D)	$2,602	$8,698	$3,328	$3,767	$862

(A)	The unconsolidated subsidiaries’ summary financial information is presented on a fair value basis, consistent with their internal basis of accounting.

(B)	Included in the operating real estate segment.

(C)	Included in the real estate securities and real estate related loans segment.

(D)
With respect to the operating real estate subsidiary, $0.8 million and $7.2 million of Newcastle’s equity in net income was derived from the company holding assets available for sale in 2005 and 2004, respectively, while $1.8 million and $1.5 million of Newcastle’s equity in net income was derived from the company holding assets for investment in 2005 and 2004, respectively. As of December 31, 2004, $5.6 million of the equity held by Newcastle related to the company holding assets available for sale and $12.2 million related to the company holding assets for investment. As of December 31, 2005, all of the equity held by Newcastle related to the company holding assets for investment. This subsidiary is more fully described below.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 and 2003
(dollars in tables in thousands, except per share data)

Operating Real Estate Subsidiary

In March 2004 Newcastle purchased a 49% interest in a portfolio of convenience and retail gas stores located throughout the southeastern and southwestern regions of the U.S. The properties are subject to a sale-leaseback arrangement under long term triple net leases with a 15 year minimum term. Circle K Stores Inc. (“Tenant”), an indirect wholly owned subsidiary of Alimentation Couche-Tard Inc. (“ACT”), is the counterparty under the leases. ACT guarantees the obligations of Tenant under the leases. Newcastle structured this transaction through a joint venture in two limited liability companies with a private investment fund managed by an affiliate of its manager, pursuant to which such affiliate co-invested on equal terms. One company held assets available for sale, the last of which was sold in September 2005, and one holds assets for investment. In October 2004, the investment’s initial financing was refinanced with a nonrecourse term loan ($53.0 million outstanding at December 31, 2005), which bears interest at a fixed rate of 6.04%. The required payments under the loan consist of interest only during the first two years, followed by a 25-year amortization schedule with a balloon payment due in October 2014. Newcastle has no additional capital commitment to the limited liability companies.

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

Each of these limited liability companies is an investment company and therefore maintains its financial records on a fair value basis. Newcastle has retained such accounting relative to its investment in such limited liability companies, which are accounted for under the equity method at fair value.

4.	REAL ESTATE SECURITIES

The following is a summary of Newcastle’s real estate securities at December 31, 2005 and 2004, all of which are classified as available for sale and are therefore marked to market through other comprehensive income.

December 31, 2005

			Gross Unrealized				Weighted Average
Asset Type	Current Face Amount	Amortized Cost Basis	Gains	Losses	Carrying Value	Number of Securities	S&P Equivalent Rating	Coupon	Yield	Maturity (Years)
CMBS-Conduit	$1,455,345	$1,397,868	$26,367	$(26,906)	$1,397,329	197	BBB-	5.84%	6.61%	7.87
CMBS-Large Loan	578,331	575,444	9,096	(377)	584,163	61	BBB-	6.64%	6.75%	2.10
CMBS- B-Note	180,201	176,228	4,732	(329)	180,631	32	BBB-	6.62%	6.95%	5.97
Unsecured REIT Debt	916,262	931,777	20,804	(9,835)	942,746	99	BBB-	6.34%	5.96%	6.95
ABS-Manufactured Housing	178,915	162,410	2,422	(1,766)	163,066	10	A-	7.12%	8.65%	6.64
ABS-Home Equity	525,004	523,363	3,429	(2,315)	524,477	89	B	6.03%	6.10%	3.16
ABS-Franchise	70,837	69,732	1,113	(1,223)	69,622	18	BBB+	6.66%	8.12%	5.14
Agency RMBS	698,322	700,912	145	(8,572)	692,485	19	AAA	4.76%	4.67%	4.90
Total/Average (A)	$4,603,217	$4,537,734	$68,108	$(51,323)	$4,554,519	525	BBB+	5.99%	6.25%	5.81

(A)	The total current face amount of fixed rate securities was $3,584.4 million, and of floating rate securities was $1,018.8 million.

Unrealized losses that are considered other than temporary are recognized currently in income. There were no such losses incurred during the years ended December 31, 2005, 2004, or 2003. The unrealized losses on Newcastle’s securities are primarily the result of market factors, rather than credit impairment, and Newcastle believes their carrying values are fully recoverable over their expected holding period. None of the securities were in default or delinquent as of December 31, 2005. Newcastle has performed credit analyses (described in Note 2) in relation to such securities which support its belief that the carrying values of such securities are fully recoverable over their expected holding period. Although management expects to hold these securities until their recovery, there is no assurance that such securities will not be sold or at what price they may be sold.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 and 2003
(dollars in tables in thousands, except per share data)

			Gross Unrealized				Weighted Average
	Current Face Amount	Amortized Cost Basis	Gains	Losses	Carrying Value	Number of Securities	S&P Equivalent Rating	Coupon	Yield	Maturity (Years)
Securities in an Unrealized Loss Position
Less Than Twelve Months	$2,212,833	$2,201,085	$-	$(38,770)	$2,162,315	264	A-	5.65%	5.67%	6.20
Twelve or More Months	274,127	279,868	-	(12,756)	267,112	42	BBB+	5.71%	5.32%	7.15
Total	$2,486,960	$2,480,953	$-	$(51,526)	$2,429,427	306	A-	5.66%	5.63%	6.31

December 31, 2004

			Gross Unrealized				Weighted Average
Asset Type	Current Face Amount	Amortized Cost Basis	Gains	Losses	Carrying Value	Number of Securities	S&P Equivalent Rating	Coupon	Yield	Maturity (Years)
CMBS-Conduit	$1,024,762	$995,194	$54,506	$(7,240)	$1,042,460	162	BBB-	6.17%	6.80%	7.53
CMBS-Large Loan	583,758	580,383	9,781	(168)	589,996	68	BBB	5.16%	5.41%	2.35
CMBS- B-Note	173,587	170,884	2,614	(379)	173,119	28	BB+	6.31%	6.58%	6.12
Unsecured REIT Debt	735,402	750,489	38,433	(3,200)	785,722	90	BBB-	6.51%	6.15%	7.34
ABS-Manufactured Housing	221,803	198,181	5,328	(4,494)	199,015	11	B	7.10%	8.83%	5.67
ABS-Home Equity	298,934	297,083	3,072	(83)	300,072	44	A-	4.16%	4.29%	4.06
ABS-Franchise	77,825	75,631	2,493	(540)	77,584	17	BBB+	7.13%	8.79%	5.25
Agency RMBS	199,182	201,803	-	(275)	201,528	3	AAA	4.69%	4.41%	3.35
Total/Average (A)	$3,315,253	$3,269,648	$116,227	$(16,379)	$3,369,496	423	BBB	5.89%	6.19%	5.76

(A) The total current face amount of fixed rate securities was $2,472.1 million, and of floating rate securities was $843.2 million.

The following is a reconciliation of real estate securities:

	Current Face Amount	Market (Discount) / Premium	Loss Allowance	Amortized Cost Basis
December 31, 2003	$2,173,538	$(61,173)	$-	$2,112,365
Purchases	1,500,549	4,084	-	1,504,633
Collection of principal	(181,008)	-	-	(181,008)
Cost of securities sold	(177,826)	4,677	-	(173,149)
Accretion	-	6,807	-	6,807
December 31, 2004	$3,315,253	$(45,605)	$-	$3,269,648
Purchases	1,895,580	(45,385)	-	1,850,195
Collection of principal	(382,872)	-	-	(382,872)
Cost of securities sold	(224,744)	18,912	-	(205,832)
Accretion	-	6,595	-	6,595
December 31, 2005	$4,603,217	$(65,483)	$-	$4,537,734

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 and 2003
(dollars in tables in thousands, except per share data)

During 2005 and 2004, Newcastle recorded gross realized gains of approximately $24.0 million and $20.0 million, respectively, and gross realized losses of approximately $3.4 million and $0.0 million, respectively, related to the sale of real estate securities.

The securities are encumbered by the CBO bonds payable and by repurchase agreements (Note 8) at December 31, 2005.

Newcastle enters into short term warehouse agreements pursuant to which it makes deposits with major investment banks for the right to purchase commercial mortgage backed securities, unsecured REIT debt, real estate related loans and real estate related asset backed securities for its real estate securities portfolios, prior to their being financed with CBOs. These agreements are treated as non-hedge derivatives for accounting purposes and are therefore marked to market through current income. The cost to Newcastle if the related CBO is not consummated is limited, except where the non-consummation results from Newcastle’s gross negligence, willful misconduct or breach of contract, to payment of the Net Loss, if any, as defined, up to the related deposit, less any Excess Carry Amount, as defined, earned on such deposit. The income recorded on these agreements was approximately $2.4 million, $3.1 million, and $3.6 million in 2005, 2004 and 2003, respectively.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 and 2003
(dollars in tables in thousands, except per share data)

5.	REAL ESTATE RELATED LOANS AND RESIDENTIAL MORTGAGE LOANS

The following is a summary of real estate related loans and residential mortgage loans. The loans contain various terms, including fixed and floating rates, self-amortizing and interest only. They are generally subject to prepayment.

	December 31,				December 31, 2005
	2005	2004	2005	2004
Loan Type	Current Face Amount		Carrying Value (C)		Loan Count	Wtd. Avg. Yield	Weighted Average Maturity (Years) (D)	Delinquent Carrying Amount (E)
B-Notes	$72,173	$132,777	$72,520	$133,344	13	8.46%	2.40	$-
Mezzanine Loans (A)	302,740	80,000	302,816	80,052	8	8.44%	1.94	-
Bank Loans	56,274	146,909	56,563	146,909	3	6.58%	2.51	-
Real Estate Loans	23,082	29,555	22,364	28,911	1	20.02%	2.00	-
ICH Loans (B)	165,514	205,147	161,288	202,674	96	8.64%	1.55	22,136
Total Real Estate
Related Loans	$619,783	$594,388	$615,551	$591,890	121	8.74%	1.94	$22,136

Residential Loans	$326,100	$645,381	$333,226	$654,784	919	4.79%	2.73	$3,699
Manufactured
Housing Loans	284,870	-	267,456	-	7,067	7.84%	5.78	2,927
Total Residential
Mortgage Loans	$610,970	$645,381	$600,682	$654,784	7,986	6.15%	4.15	$6,626

(A)
One of these loans has a contractual exit fee which Newcastle will begin to accrue if and when management believes it is probable that such exit fee will be received. These loans are comprised of the following:

$ 50,000	$50,000	$50,003	$50,008	1	7.10%	0.71	$-
38,000	-	38,016	-	1	8.51%	1.81	-
100,000	-	100,052	-	1	7.60%	2.53	-
58,630	-	58,662	-	1	8.87%	1.70	-
56,110	30,000	56,083	30,044	4	10.64%	2.32	-
$ 302,740	$80,000	$302,816	$80,052	8	8.44%	1.94	$-

(B)
In October 2003, pursuant to FIN No. 46, Newcastle consolidated an entity which holds a portfolio of commercial mortgage loans which has been securitized. This investment, which is referred to as ICH, was previously treated as a non-consolidated residual interest in such securitization. The primary effect of the consolidation is the requirement that Newcastle reflect the gross loan assets and gross bonds payable of this entity in its financial statements.

(C)	The aggregate United States federal income tax basis for such assets at December 31, 2005 was approximately equal to their book basis.

(D)
The weighted average maturity for the residential loan portfolio and the manufactured housing loan portfolio were calculated based on constant prepayment rates (CPR) of approximately 30% and 10%, respectively.

(E)
This face amount of loans is 60 or more days delinquent. $14.8 million of the delinquent ICH Loans were transferred out of the securitization trust and the related properties were foreclosed on in 2006.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 and 2003
(dollars in tables in thousands, except per share data)

The following is a reconciliation of real estate related loans and residential mortgage loans.

	Real Estate Related Loans				Residential Mortgage Loans
	Current Face Amount	Market (Discount)/ Premium	Loss Allowance	Carrying Value	Current Face Amount	Market (Discount)/ Premium	Loss Allowance	Carrying Value
Balance at December 31, 2003	$405,308	$(49)	$(2,475)	$402,784	$578,330	$8,007	$(100)	$586,237
Purchases/advances	281,340	15	-	281,355	347,318	3,055	-	350,373
Collections of principal	(92,425)	-	2	(92,423)	(154,660)	-	-	(154,660)
Cost of loans sold	-	-	-	-	(125,607)	874	-	(124,733)
Accretion	165	9	-	174	-	(2,533)	-	(2,533)
Loss allowance	-	-	-	-	-	-	100	100
Balance at December 31, 2004	$594,388	$(25)	$(2,473)	$591,890	$645,381	$9,403	$-	$654,784
Purchases/advances	341,676	(505)	-	341,171	327,855	(18,150)	-	309,705
Collections of principal	(319,830)	-	-	(319,830)	(359,905)	-	-	(359,905)
Accretion	-	524	-	524	-	1,666	-	1,666
Paid-in-kind interest	4,648	-	-	4,648	-	-	-	-
Loss allowance	-	-	(2,852)	(2,852)	-	-	(5,568)	(5,568)
Realized losses	(1,099)	-	1,099	-	(2,361)	-	2,361	-
Balance at December 31, 2005	$619,783	$(6)	$(4,226)	$615,551	$610,970	$(7,081)	$(3,207)	$600,682

Newcastle has entered into arrangements with a major investment bank to finance certain loans whereby Newcastle receives the sum of all interest, fees and any positive change in value amounts (the total return cash flows) from a reference asset with a specified notional amount, and pays interest on such notional plus any negative change in value amounts from such asset. These agreements are recorded in Derivative Assets and treated as non-hedge derivatives for accounting purposes and are therefore marked to market through income. Net interest received is recorded to Interest Income and the mark to market is recorded to Other Income. If Newcastle owned the reference assets directly, they would not be marked to market. Under the agreements, Newcastle is required to post an initial margin deposit to an interest bearing account and additional margin may be payable in the event of a decline in value of the reference asset. Any margin on deposit (recorded in Restricted Cash), less any negative change in value amounts, will be returned to Newcastle upon termination of the contract. The following table presents information on these instruments as of December 31, 2005.

Reference Asset	Notional Amount	Margin Amount	Receive Interest Rate		Pay Interest Rate	Maturity Date	Fair Value
Term loan to a retail mall REIT	$106,083	$18,149	LIBOR + 2.000%	%	LIBOR + 0.500%	Nov 2008	$1,008
Term loan to a diversified real estate and finance company	97,997	19,599	LIBOR + 3.000%	%	LIBOR + 0.625%	Feb 2008	877
Mezzanine loan to a hotel company	15,000	5,224	LIBOR + 4.985%	%	LIBOR + 1.350%	Jun 2007	101
Term loan to a diversified real estate company	94,954	9,495	LIBOR + 1.750%	%	LIBOR + 0.500%	Aug 2007	904
Term loan to a retail company	100,000	19,960	LIBOR + 3.000%	%	LIBOR + 0.500%	Dec 2008	206
	$414,034	$72,427					$3,096

The average carrying amount of Newcastle’s real estate related loans was approximately $594.1 million and $486.2 million during 2005 and 2004, respectively, on which Newcastle earned approximately $54.7 million and $36.7 million of gross revenues, respectively.

The average carrying amount of Newcastle’s residential mortgage loans was approximately $764.2 million and $637.4 million during 2005 and 2004, respectively, on which Newcastle earned approximately $48.8 million and $19.1 million of gross revenues, respectively.

The loans are encumbered by various debt obligations as described in Note 8.

Real estate owned (“REO”) as a result of foreclosure on loans is included in Receivables and Other Assets, and is recorded at the lower of cost or fair value. No material REO was owned as of December 31, 2005 or 2004.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 and 2003
(dollars in tables in thousands, except per share data)

6.	OPERATING REAL ESTATE

The following is a reconciliation of operating real estate assets and accumulated depreciation:

Operating Real Estate	Gross	Accumulated Depreciation	Net
Balance at December 31, 2003	$114,330	$(11,335)	$102,995
Improvements	148	-	148
Foreign currency translation	8,899	(1,094)	7,805
Depreciation	-	(2,137)	(2,137)
Transferred to Real Estate Held for Sale	(57,686)	6,068	(51,618)
Balance at December 31, 2004	$65,691	$(8,498)	$57,193
Improvements	-	-	-
Foreign currency translation	(422)	(28)	(450)
Depreciation	-	(704)	(704)
Transferred to Real Estate Held for Sale	(45,060)	5,694	(39,366)
Balance at December 31, 2005	$20,209	$(3,536)	$16,673

Real Estate Held for Sale
Balance at December 31, 2003			$29,404
Improvements			73
Foreign currency translation			(735)
Sold			(67,984)
Transferred from Operating Real Estate			51,618
Balance at December 31, 2004			$12,376
Improvements			182
Foreign currency translation			(1,620)
Sold			(50,304)
Transferred from Operating Real Estate			39,366
Balance at December 31, 2005			$-

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 and 2003
(dollars in tables in thousands, except per share data)

During the periods presented, Newcastle’s operating real estate was comprised of Canadian properties, Belgian properties and an investment in an unconsolidated subsidiary which owns domestic properties.

The Canadian properties were primarily leased to Bell Canada, a wholly-owned subsidiary of BCE, Inc. and are referred to as the “Bell Canada Portfolio.” For 2005, 2004 and 2003, primarily all of Newcastle’s consolidated rental and escalation income from continuing operations was attributable to Bell Canada. The remaining Bell Canada lease expires in 2006 and provides for a significant payment due upon expiration of the lease, which has been received in 2006. Bell Canada has agreed to release a portion of this space upon expiration of the lease. The Bell Canada lease also provides for the reimbursement of substantially all operating expenses and property taxes plus an administrative fee.

The Belgian properties, which have all been sold, are referred to as the “LIV Portfolio.”

The following is a schedule of the future minimum rental payments to be received under non-cancelable operating leases (including the lease renewal signed in 2006):

2006	$745
2007	1,114
2008	1,111
2009	1,111
2010	278
$4,359

In April 2003, Newcastle consummated the sale of two properties in the Bell Canada portfolio. These properties had been classified as held for sale in 2002. Newcastle recognized a $1.6 million loss on this sale in 2002. In addition, Newcastle recognized a $0.6 million gain in 2003, net of a $0.3 million loss related to the prepayment of the debt on such properties.

In June 2004, Newcastle consummated the sale of five properties in the LIV portfolio. These properties had been classified as held for sale since December 2003. Newcastle recognized a $1.5 million loss on this sale in December 2003. In addition, Newcastle recognized a $1.1 million loss in 2004, primarily related to the prepayment of the debt on such properties.

In December 2004, Newcastle sold two properties in the LIV portfolio at a gain of approximately $5.3 million, net of $2.6 million of prepayment penalties on the related debt.

In March 2005, Newcastle closed on the sale of a property in the Bell Canada portfolio and recorded a gain of approximately $0.4 million, net of $0.9 million of prepayment penalties on the related debt. Newcastle posted a CAD $1.1 million letter of credit to cover potential Canadian taxes arising from this sale, however no taxes are expected to be paid.

In June 2005, Newcastle closed on the sale of a property in the Bell Canada portfolio and recorded a gain (net of Canadian taxes) of approximately $0.9 million, net of $2.1 million of prepayment penalties on the related debt. Newcastle posted a CAD $4.9 million letter of credit to cover potential Canadian taxes arising from this sale, however no taxes are expected to be paid in excess of those accrued at closing.

In June 2005, Newcastle closed on the sale of the last property in the LIV portfolio and recorded a loss of approximately $0.7 million.

Pursuant to SFAS No. 144, Newcastle has retroactively recorded the operations, including the gain or loss, of all sold or “held for sale” properties in Income from Discontinued Operations for all periods presented.

Gross revenues from discontinued operations were approximately $5.5 million, $19.1 million and $18.7 million in 2005, 2004 and 2003, respectively. Interest expense included in discontinued operations was approximately $0.8 million, $5.9 million, and $6.2 million in 2005, 2004 and 2003, respectively.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 and 2003
(dollars in tables in thousands, except per share data)

The following table sets forth certain information regarding the operating real estate portfolio:

Type of Property	Location	Net Rentable Sq. Ft. (A)	Acq'n Date (A)	Year Built/ Renovated (A)

Off. Bldg.	London, ON	323,411	10/98	1980

		December 31, 2005
Initial Cost (B)	Costs Capitalized Subseq. to Acq'n (B)	Gross Carrying Amount	Accum. Depr.	Net Carrying Value (C)	Encumb.	Occ. (A)

$ 19,790	$419	$20,209	$(3,536)	$16,673	$-	95.2%

(A) Unaudited.

(B) Adjusted for changes in foreign currency exchange rates, which aggregated $0.7 million of gain and $1.4 million of gain between land, building and improvements in 2005 and 2004, respectively.

(C) The aggregate United States federal income tax basis for such assets at December 31, 2005 was equal to its net carrying value.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 and 2003
(dollars in tables in thousands, except per share data)

7.	FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair values for a majority of Newcastle’s investments are readily obtainable through broker quotations. For certain of Newcastle’s financial instruments, fair values are not readily available since there are no active trading markets as characterized by current exchanges between willing parties. Accordingly, fair values can only be derived or estimated for these instruments using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated future cash flows is inherently subjective and imprecise. It should be noted that minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values, and that the fair values reflected below are indicative of the interest rate and credit spread environments as of December 31, 2005 and do not take into consideration the effects of subsequent interest rate or credit spread fluctuations.

The carrying values and estimated fair values of Newcastle's financial instruments at December 31, 2005 and 2004 were as follows:

	Carrying Value		Principal Balance or Notional Amount	Estimated Fair Value
	December 31,		December 31,	December 31,
	2005	2004	2005	2005	2004
Assets:
Real estate securities, available for sale	$4,554,519	$3,369,496	$4,603,217	$4,554,519	$3,369,496
Real estate securities portfolio deposit	-	25,411	-	-	25,411
Real estate related loans	615,551	591,890	619,783	615,865	600,528
Residential mortgage loans	600,682	654,784	610,970	609,486	654,784
Interest rate caps, treated as hedges (A)	2,145	3,554	342,351	2,145	3,554
Total return swaps (A)	3,096	399	414,034	3,096	399
Liabilities:
CBO bonds payable	3,530,384	2,656,510	3,560,953	3,594,638	2,720,704
Other bonds payable	353,330	222,266	353,330	356,294	227,510
Notes payable	260,441	652,000	260,441	260,441	652,000
Repurchase agreements	1,048,203	490,620	1,048,203	1,048,203	490,620
Credit facility	20,000	-	20,000	20,000	-
Interest rate swaps, treated as hedges (B)	(41,170)	13,239	2,943,752	(41,170)	13,239
Non-hedge derivative obligations (C)	90	796	See below	90	796

(A) Included in Derivative Assets. The longest cap maturity is October 2015. The longest total return swap maturity is December 2008.
(B) Included in Derivative Assets or Liabilities, as applicable. The longest swap maturity is November 2018.
(C) Included in Derivative Assets or Liabilities, as applicable. The longest maturity is July 2038.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 and 2003
(dollars in tables in thousands, except per share data)

The methodologies used and key assumptions made to estimate fair value are as follows:

Real Estate Securities, Available for Sale — The fair value of these securities is estimated by obtaining third party broker quotations, if available and practicable, and counterparty quotations.

Real Estate Securities Portfolio Deposit — The fair value of this deposit, which is treated as a non-hedge derivative, is estimated by obtaining third party broker quotations on the underlying securities, if available and practicable, and counterparty quotations, including a counterparty quotation on the portion of the fair value resulting from the Excess Carry Amount, as defined, earned on such deposit. This deposit is more fully described in Note 4.

Real Estate Related Loans — The ICH loans were valued by discounting expected future cash flows by the loans’ effective rate at acquisition. The rest of the loans were valued by obtaining third party broker quotations, if available and practicable, and counterparty quotations.

Residential Mortgage Loans — This aggregate portfolio of residential loans consists of a portfolio of floating rate residential mortgage loans as well as a portfolio of primarily fixed rate manufactured housing loans. These loans were valued by discounting expected future cash flows by a rate calculated based on current market conditions for comparable financial instruments, including market interest rates and credit spreads.

Interest Rate Cap and Swap Agreements, Total Return Swaps and Non-Hedge Derivative Obligations — The fair value of these agreements is estimated by obtaining counterparty quotations. The total return swaps are more fully described in Note 5.

CBO Bonds Payable — These bonds were valued by discounting expected future cash flows by a rate calculated based on current market conditions for comparable financial instruments, including market interest rates and credit spreads.

Other Bonds Payable — The Bell Canada bonds (which were repaid in 2005) were valued, in U.S. dollars at the period end exchange rate, by discounting expected future cash flows by a rate calculated by imputing a spread over a market index on the date of borrowing. The ICH bonds and manufactured housing loan bonds were valued by discounting expected future cash flows by a rate calculated based on current market conditions for comparable financial instruments, including market interest rates and credit spreads.

Notes Payable — The real estate related loan financing (which was repaid in 2005) and residential mortgage loan financing bear floating rates of interest. They were valued by discounting expected future cash flows by a rate calculated based on current market conditions for comparable financial instruments, including market interest rates and credit spreads.

Repurchase Agreements — These agreements bear floating rates of interest, which reset monthly or quarterly to a market credit spread, and Newcastle believes that, for similar financial instruments with comparable credit risks, the effective rates approximate market rates. Accordingly, the carrying amounts outstanding are believed to approximate fair value.

Credit Facility — This facility bears a floating rate of interest. Newcastle believes that, for similar financial instruments with comparable credit risk, the effective rate approximates a market rate. Newcastle notes that two new banks joined the lending group in December 2005 at the same rate. Accordingly, the carrying amount outstanding is believed to approximate fair value.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 and 2003
(dollars in tables in thousands, except per share data)

8.	DEBT OBLIGATIONS

The following table presents certain information regarding Newcastle’s debt obligations and related hedges:
Debt Obligation/Collateral	Month Issued	Current Face Amount		Carrying Value		Unhedged Weighted Average Funding Cost	Final Stated Maturity	Weighted Average Funding Cost (1)	Weighted Average Maturity (Years)	Face Amount of Floating Rate Debt	Collateral Carrying Value	Collateral Weighted Average Maturity (Years)	Face Amount of Floating Rate Collateral	Aggregate Notional Amount of Current Hedges
		December 31,		December 31,		December 31, 2005
CBO Bonds Payable		2005	2004	2005	2004
Real estate securities	Jul 1999	$426,653	$436,895	$423,191	$432,893	5.67% (2)	Jul 2038	4.89%	3.18	$331,653	$562,803	5.01	$-	$262,732
Real estate securities and loans	Apr 2002	444,000	444,000	441,054	440,427	5.43% (2)	Apr 2037	6.56%	4.46	372,000	498,998	5.61	56,526	290,000
Real estate securities and loans	Mar 2003	472,000	472,000	468,413	467,905	5.46% (2)	Mar 2038	5.08%	6.30	427,800	516,042	5.25	142,775	276,060
Real estate securities and loans	Sep 2003	460,000	460,000	455,657	455,115	5.16% (2)	Sep 2038	5.38%	6.85	442,500	506,290	4.71	180,598	192,500
Real estate securities and loans	Mar 2004	414,000	414,000	410,511	410,018	5.15% (2)	Mar 2039	4.94%	6.61	382,750	444,037	5.27	214,876	165,300
Real estate securities and loans	Sep 2004	454,500	454,500	450,639	450,152	5.09% (2)	Sep 2039	5.03%	7.19	442,500	494,099	5.80	221,569	189,373
Real estate securities and loans	Apr 2005	447,000	-	442,379	-	4.85% (2)	Apr 2040	5.10%	8.17	439,600	481,954	6.54	193,471	243,337
Real estate securities and loans	Dec 2005	442,800	-	438,540	-	4.82% (2)	Dec 2050	5.14%	9.53	436,800	497,935	8.49	97,349	341,506
		3,560,953	2,681,395	3,530,384	2,656,510			5.27%	6.55	3,275,603	4,002,158	5.86	1,107,164	1,960,808
Other Bonds Payable
Bell Canada portfolio	Apr 2002	-	42,885	-	42,422	7.02%	Repaid	-	-	-	-	-	-	-
ICH loans (3)	(3)	141,311	179,844	141,311	179,844	6.68% (2)	Aug 2030	6.68%	1.46	3,605	161,288	1.55	3,605	-
Manufactured housing loans (4)	Jan 2005	212,019	-	212,019	-	LIBOR +1.25%	Jan 2006(7)	5.45%	0.08	212,019	267,456	5.78	6,356	227,576
		353,330	222,729	353,330	222,266			5.94%	0.63	215,624	428,744	4.23	9,961	227,576
Notes Payable
Real estate related loan	Nov 2003	-	67,523	-	67,523	LIBOR +1.50%	Repaid	-	-	-	-	-	-	-
Real estate related loan	Feb 2004	-	40,000	-	40,000	LIBOR +1.50%	Repaid	-	-	-	-	-	-	-
Residential mortgage loans (4)	Nov 2004	260,441	544,477	260,441	544,477	LIBOR +0.15%	Nov 2007	4.70%	1.21	260,441	288,683	2.69	282,589	-
		260,441	652,000	260,441	652,000			4.70%	1.21	260,441	288,683	2.69	282,589	-
Repurchase Agreements (4) (10)
Residential mortgage loans	Rolling	41,853	67,382	41,853	67,382	LIBOR + 0.43%	Mar 2006	4.95%	0.25	41,853	44,543	2.81	43,511	-
Agency RMBS (5)	Rolling	671,526	195,754	671,526	195,754	LIBOR + 0.13%	Jan 2006	4.48%	0.08	671,526	692,486	4.90	-	665,965
Real estate securities	Rolling	149,546	171,209	149,546	171,209	LIBOR + 0.39%	Various (8)	4.65%	0.16	149,546	166,737	5.84	31,450	89,403
Real estate related loans	Rolling	185,278	56,275	185,278	56,275	LIBOR + 1.01%	Various (8)	5.38%	0.08	185,278	266,669	1.82	266,630	-
		1,048,203	490,620	1,048,203	490,620			4.68%	0.10	1,048,203	1,170,435	4.29	341,591	755,368
Credit facility (6)		20,000	-	20,000	-	LIBOR + 2.50% (9)	Jul 2008	6.86%	2.55	20,000	-	-	-	-
Total debt obligations		$5,242,927	$4,046,744	$5,212,358	$4,021,396			5.17%	4.59	$4,819,871	$5,890,020	5.25	$1,741,305	$2,943,752

(1)	Including the effect of applicable hedges.
(2)	Weighted average, including floating and fixed rate classes.
(3)	See Note 5.
(4)	Subject to potential mandatory prepayments based on collateral value.
(5)	A maximum of $1 billion is available until November 2006.
(6)	A maximum of $100 million can be drawn (increased from $75 million in February 2006).
(7)	This financing was replaced with a new term financing in January 2006; the new maturity date is January 2009.
(8)	The longest maturity is March 2006.
(9)	In addition, unused commitment fees of between 0.125% and 0.250% are paid.
(10)
The counterparties on our repurchase agreements include: Bank of America Securities LLC ($693.4million), Bear Stearns Mortgage Capital Corporation ($181.1 million), Greenwich Capital Markets Inc ($72.2 million), Deutsche Bank AG ($58.1 million), and other ($43.4 million).

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 and 2003
(dollars in tables in thousands, except per share data)

Certain of the debt obligations included above are obligations of consolidated subsidiaries of Newcastle which own the related collateral. In some cases, including the CBO and Other Bonds Payable, such collateral is not available to other creditors of Newcastle.

CBO Bonds Payable

In connection with the sale of two classes of CBO bonds in our first CBO, Newcastle entered into two interest rate swaps and three interest rate cap agreements that do not qualify for hedge accounting.

In November 2001, Newcastle sold the retained subordinated $17.5 million Class E Note from its first CBO to a third party. The sale of the Class E Note represented an issuance of debt and was recorded as additional CBO Bonds Payable. In April 2002, a wholly-owned subsidiary of Newcastle repurchased the Class E Note. The repurchase of the Class E Note represented a repayment of debt and was recorded as a reduction of CBO Bonds Payable. The Class E Note is included in the collateral for Newcastle’s second CBO. The Class E Note is eliminated in consolidation.

Two classes of separately issued CBO bonds, with an aggregate $718.0 million face amount, were issued subject to remarketing procedures and related agreements whereby such bonds are remarketed and sold on a periodic basis. $395.0 million of these bonds are fully insured by a third party with respect to the timely payment of interest and principal thereon.

In July 2004, Newcastle refinanced $342.5 million of the AAA and AA bonds in its first CBO. $322.5 million of AAA bonds were refinanced at LIBOR +0.30% from LIBOR +0.65% and $20.0 million of AA bonds were refinanced at LIBOR +0.50% from LIBOR +0.80%. In connection with this transaction, Newcastle incurred approximately $1.5 million of costs, which are included in Gain on Sale of Investments, Net.

Other Bonds Payable

In October 2003, Newcastle consolidated an entity which holds a portfolio of commercial mortgage loans which has been securitized. The primary effect of the consolidation is the requirement that Newcastle reflect the gross loans assets (Note 5) and gross bonds payable of this entity in its financial statements.

Maturity Table

Newcastle’s debt obligations (gross of $30.6 million of discounts at December 31, 2005) have contractual maturities as follows (in millions):

2006	$1,260,222
2007	260,441
2008	20,000
2009	-
2010	-
Thereafter	3,702,264
$5,242,927

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 and 2003
(dollars in tables in thousands, except per share data)

9.	STOCK OPTION PLAN AND EARNINGS PER SHARE

Newcastle is required to present both basic and diluted earnings per share (“EPS”). Basic EPS is calculated by dividing net income available for common stockholders by the weighted average number of shares of common stock outstanding during each period. Diluted EPS is calculated by dividing net income available for common stockholders by the weighted average number of shares of common stock outstanding plus the additional dilutive effect of common stock equivalents during each period. Newcastle’s common stock equivalents are its stock options. During 2005, 2004 and 2003, based on the treasury stock method, Newcastle had 314,125, 614,038 and 242,489 dilutive common stock equivalents, respectively, resulting from its outstanding options. Net income available for common stockholders is equal to net income less preferred dividends.

In June 2002, Newcastle (with the approval of the board of directors) adopted a nonqualified stock option and incentive award plan (the "Newcastle Option Plan'') for officers, directors, consultants and advisors, including the Manager and its employees. The maximum available for issuance is equal to 10% of the number of outstanding equity interests of Newcastle, subject to a maximum of 10,000,000 shares in the aggregate over the term of the plan.

The non-employee directors have been, in accordance with the Newcastle Option Plan, automatically granted options to acquire an aggregate of 18,000 shares of common stock. The fair value of such options was not material at the date of grant.

Through December 31, 2005, for the purpose of compensating the Manager for its successful efforts in raising capital for Newcastle, the Manager has been granted options representing the right to acquire 2,655,727 shares of common stock, with strike prices subject to adjustment as necessary to preserve the value of such options in connection with the occurrence of certain events (including capital dividends and capital distributions made by Newcastle). The Manager options represented an amount equal to 10% of the shares of common stock of Newcastle sold in its public offerings and the value of such options was recorded as an increase in stockholders’ equity with an offsetting reduction of capital proceeds received. The options granted to the Manager, which may be assigned by the Manager to its employees, were fully vested on the date of grant and one thirtieth of the options become exercisable on the first day of each of the following thirty calendar months, or earlier upon the occurrence of certain events, such as a change in control of Newcastle or the termination of the Management Agreement. The options expire ten years from the date of issuance.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 and 2003
(dollars in tables in thousands, except per share data)

The following table summarizes our outstanding options at December 31, 2005. Note that the last sales price on the New York Stock Exchange for our common stock in the year ended December 31, 2005 was $24.85.

Recipient	Date of Grant/ Exercise	Number of Options	Weighted Average Exercise Price	Fair Value At Grant Date (millions)
Directors	Various	18,000	$17.38	Not Material
Manager (B)	October 2002	700,000	$13.00	$0.4 (A	)
Manager (B)	July 2003	460,000	$20.35	$0.8 (A	)
Manager (B)	December 2003	328,227	$22.85	$0.4 (A	)
Manager (B)	January 2004	330,000	$26.30	$0.6 (A	)
Manager (B)	May 2004	345,000	$25.75	$0.5 (A	)
Manager (B)	November 2004	162,500	$31.40	$0.5 (A	)
Manager (B)	January 2005	330,000	$29.60	$1.1 (A	)
Exercised (B)	Prior to 2005	(110,000)	$13.31
Exercised (B)	2005	(751,920)	$15.55
Outstanding		1,811,807	$25.14

(A)
The fair value of the options was estimated using a binomial option pricing model. Since the Newcastle Option Plan has characteristics significantly different from those of traded options, and since the assumptions used in such model, particularly the volatility assumption, are subject to significant judgment and variability, the actual value of the options could vary materially from management’s estimate. The assumptions used in such model were as follows:

Date of Grant	Volatility	Dividend Yield	Expected Life (Years)	Risk-Free Rate
October 2002	15%	13.85%	10	4.05%
July 2003	15%	9.83%	10	3.63%
December 2003	15%	8.75%	10	4.23%
January 2004	15%	7.60%	10	4.23%
May 2004	15%	9.32%	10	4.77%
November 2004	18%	7.64%	10	4.21%
January 2005	21%	8.45%	10	4.27%

The volatility assumption for options issued in 2005 was estimated based primarily on the historical volatility of Newcastle’s common stock and management’s expectations regarding future volatility. The expected life assumption for options issued subsequent to January 2005 was estimated based on the simplified term method.

(B)	The Manager assigned certain of its options to its employees as follows:

		Year Assigned

Strike Price	2004	2003	Total Inception to Date
$13.00	267,750	1,750	269,500
$20.35	192,050	1,150	193,200
$22.85	139,355	-	139,355
$26.30	127,050	-	127,050
$31.40	62,563	-	62,563
Total	788,768	2,900	791,668

670,620 of the total options exercised were by the Manager. 187,300 of the total options exercised were by employees of the Manager subsequent to their assignment. 4,000 of the total options exercised were by directors.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 and 2003
(dollars in tables in thousands, except per share data)

10.	MANAGEMENT AGREEMENT AND RELATED PARTY TRANSACTIONS

Manager

Newcastle entered into the Management Agreement with the Manager in June 2002, which provided for an initial term of one year with automatic one year extensions, subject to certain termination rights. After the initial one year term, the Manager's performance is reviewed annually and the Management Agreement may be terminated by Newcastle by payment of a termination fee, as defined in the Management Agreement, equal to the amount of management fees earned by the Manager during the twelve consecutive calendar months immediately preceding the termination, upon the affirmative vote of at least two-thirds of the independent directors, or by a majority vote of the holders of common stock. Pursuant to the Management Agreement, the Manager, under the supervision of Newcastle’s board of directors, formulates investment strategies, arranges for the acquisition of assets, arranges for financing, monitors the performance of Newcastle's assets and provides certain advisory, administrative and managerial services in connection with the operations of Newcastle. For performing these services, Newcastle pays the Manager an annual management fee equal to 1.5% of the gross equity of Newcastle, as defined.

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

To provide an incentive for the Manager to enhance the value of the common stock, the Manager is entitled to receive an incentive return (the "Incentive Compensation'') on a cumulative, but not compounding, basis in an amount equal to the product of (A) 25% of the dollar amount by which (1) (a) the Funds from Operations, as defined (before the Incentive Compensation) of Newcastle per share of common stock (based on the weighted average number of shares of common stock outstanding) plus (b) gains (or losses) from debt restructuring and from sales of property and other assets per share of common stock (based on the weighted average number of shares of common stock outstanding), exceed (2) an amount equal to (a) the weighted average of the price per share of common stock in the IPO and the value attributed to the net assets transferred to us by our predecessor, and in any subsequent offerings by Newcastle (adjusted for prior capital dividends or capital distributions) multiplied by (b) a simple interest rate of 10% per annum (divided by four to adjust for quarterly calculations) multiplied by (B) the weighted average number of shares of common stock outstanding.

	Amounts Incurred (in millions)
	2005	2004	2003
Management Fee	$12.8	$10.1	$6.0
Expense Reimbursement	0.5	0.5	0.5
Incentive Compensation	7.6	8.0	6.2

At December 31, 2005, an affiliate of the Manager, and its principals, owned 2.9 million shares of Newcastle’s common stock and had options to purchase an additional 1.2 million shares of Newcastle’s common stock (Note 9).

At December 31, 2005, Due To Affiliates is comprised of $7.6 million of incentive compensation payable and $1.2 million of management fees and expense reimbursements payable to the Manager.

Other Affiliates

In November 2003, Newcastle and a private investment fund managed by an affiliate of our manager co-invested and each indirectly own an approximately 38% interest in a limited liability company (Note 3) that has acquired a pool of franchise loans from a third party financial institution. Newcastle’s investment in this entity, reflected as an investment in an unconsolidated subsidiary on Newcastle’s consolidated balance sheet, was approximately $17.8 million at December 31, 2005. The remaining approximately 24% interest in the limited liability company is owned by the above-referenced third party financial institution.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 and 2003
(dollars in tables in thousands, except per share data)

As of December 31, 2005, Newcastle owned an aggregate of approximately $48.5 million of securities of Global Signal Trust I and II , special purpose vehicles established by Global Signal Inc., which were purchased in private placements from underwriters in January 2004 and April 2005. One of Newcastle’s directors is the CEO, chairman of the board, and President of Global Signal, Inc. and private equity funds managed by an affiliate of Newcastle’s manager own a significant portion of Global Signal Inc.’s common stock. In February 2006, Newcastle purchased from an underwriter $91.0 million face amount of BBB- and BB+ rated securities of Global Signal Trust III, a special purpose vehicle established by Global Signal, Inc. Pursuant to an underwritten 144A offering, approximately $1,550.0 million of Global Signal Trust III securities were issued in 8 classes, rated AAA through BB+, of which the BBB- and BB+ classes aggregated $188.3 million. The balance of the BBB- and BB+ securities were sold on identical terms to third parties. A portion of the proceeds were used to repay $402.7 million of indebtedness of Global Signal, Inc., of which Newcastle owned $31.5 million, and to fund the prepayment penalty associated with this debt.

In March 2004, Newcastle and a private investment fund managed by an affiliate of Newcastle’s manager co-invested and each indirectly own an approximately 49% interest in two limited liability companies (Note 3) that have acquired, in a sale-leaseback transaction, a portfolio of convenience and retail gas stores from a public company. The properties are subject to a number of master leases, the initial term of which in each case is a minimum of 15 years. This investment was financed with nonrecourse debt at the limited liability company level and Newcastle’s investment in this entity, reflected as an investment in an unconsolidated subsidiary on Newcastle’s consolidated balance sheet, was approximately $12.2 million at December 31, 2005. In March 2005, the property management agreement related to these properties was transferred to an affiliate of Newcastle’s manager from a third party servicer; Newcastle’s allocable portion of the related fees, approximately $20,000 per year for three years, was not changed.

In December 2004, Newcastle and a private investment fund managed by an affiliate of Newcastle’s manager each made an initial investment in a new real estate related loan (Note 5) with a maximum loan amount of $128 million, subject to being drawn down under certain conditions. The loan is secured by a mezzanine loan on one of the phases and a first mortgage on the remaining phases of a large development project and related assets. Newcastle owns a 27.3% interest in the loan and the private investment fund owns a 72.7% interest in the loan. Major decisions require the unanimous approval of holders of interests in the loan, while other decisions require the approval of a majority of holders of interests in the loan, based on their percentage interests therein. Newcastle and our affiliated investment fund are each entitled to transfer all or any portion of their respective interests in the loan to third parties. Newcastle’s investment in this loan was approximately $22.4 million at December 31, 2005.

In January 2005, Newcastle entered into a servicing agreement with a portfolio company of a private equity fund advised by an affiliate of Newcastle’s manager for them to service a portfolio of manufactured housing loans (Note 5), which was acquired at the same time. As compensation under the servicing agreement, the portfolio company will receive, on a monthly basis, a net servicing fee equal to 1.00% per annum on the unpaid principal balance of the loans being serviced. The outstanding unpaid principal balance of this portfolio was approximately $284.9 million at December 31, 2005. In January 2006, Newcastle closed on a new term financing of this portfolio. In connection with this term financing, Newcastle renewed its servicing agreement at the same terms.

In each instance described above, affiliates of Newcastle’s manager have an investment in the applicable affiliated fund and receive from the fund, in addition to management fees, incentive compensation if the fund’s aggregate investment returns exceed certain thresholds.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 and 2003
(dollars in tables in thousands, except per share data)

11.	COMMITMENTS AND CONTINGENCIES

Remarketing Agreements — Two classes of separately issued CBO bonds (Note 8), with an aggregate $718.0 million face amount, were issued subject to remarketing procedures and related agreements whereby such bonds are remarketed and sold on a periodic basis. $395.0 million of these bonds are fully insured by a third party with respect to the timely payment of interest and principal thereon, pursuant to a financial guaranty insurance policy (“wrap”). Newcastle pays annual fees of 0.12% of the outstanding face amount of such bonds under this agreement.

In connection with the remarketing procedures described above, backstop agreements have been created whereby a third party financial institution is required to purchase the $718.0 million face amount of bonds at the end of any remarketing period if such bonds could not be resold in the market by the remarketing agent. Newcastle pays an annual fee of between 0.15% and 0.20% of the outstanding face amount of such bonds under these agreements.

In addition, the remarketing agent is paid an annual fee of 0.05% of the outstanding face amount of such bonds under the remarketing agreements.

Real Estate Securities Portfolio Deposit — During periods when such a deposit is outstanding, Newcastle has the option to purchase certain real estate securities and loans from an investment bank. To the extent that such securities decline in value, Newcastle must either purchase such securities or lose an amount equal to the lesser of such decline or its deposit. See Note 4.

Loan Commitment— With respect to one of its real estate related loans, Newcastle was committed to fund up to an additional $11.9 million at December 31, 2005, subject to certain conditions to be met by the borrower.

Stockholder Rights Agreement — Newcastle has adopted a stockholder rights agreement (the "Rights Agreement''). Pursuant to the terms of the Rights Agreement, Newcastle will attach to each share of common stock one preferred stock purchase right (a "Right''). Each Right entitles the registered holder to purchase from Newcastle a unit consisting of one one-hundredth of a share of Series A Junior Participation Preferred Stock, par value $0.01 per share, at a purchase price of $70 per unit. Initially, the Rights are not exercisable and are attached to and transfer and trade with the outstanding shares of common stock. The Rights will separate from the common stock and will become exercisable upon the acquisition or tender offer to acquire a 15% beneficial ownership interest by an acquiring person, as defined. The effect of the Rights Agreement will be to dilute the acquiring party's beneficial interest. Until a Right is exercised, the holder thereof, as such, will have no rights as a stockholder of Newcastle.

Litigation — Newcastle is, from time to time, a defendant in legal actions from transactions conducted in the ordinary course of business. Management, after consultation with legal counsel, believes the ultimate liability arising from such actions which existed at December 31, 2005, if any, will not materially affect Newcastle’s consolidated results of operations or financial position.

Environmental Costs — As a commercial real estate owner, Newcastle is subject to potential environmental costs. At December 31, 2005, management of Newcastle is not aware of any environmental concerns that would have a material adverse effect on Newcastle's consolidated financial position or results of operations.

Debt Covenants — Newcastle's debt obligations contain various customary loan covenants. Such covenants do not, in management's opinion, materially restrict Newcastle's investment strategy or ability to raise capital at this time. Newcastle is in compliance with all of its loan covenants at December 31, 2005.

Exit Fee — One of Newcastle’s loan investments provides for a $50 million contractual exit fee which Newcastle will begin to accrue if and when management believes it is probable that such exit fee will be received.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 and 2003
(dollars in tables in thousands, except per share data)

12.	INCOME TAXES AND DIVIDENDS

Newcastle Investment Corp. is organized and conducts its operations to qualify as a REIT under the Code. A REIT will generally not be subject to U.S. federal corporate income tax on that portion of its net income that is distributed to stockholders if it distributes at least 90% of its REIT taxable income to its stockholders by prescribed dates and complies with various other requirements.

Since Newcastle distributed 100% of its 2005, 2004 and 2003 REIT taxable income, no provision has been made for U.S. federal corporate income taxes in the accompanying consolidated financial statements, except in connection with Newcastle’s taxable REIT subsidiary (“TRS”).

Distributions relating to 2005, 2004, and 2003 were taxable as follows:

	Book Basis Dividends Per Share (A)	Tax Basis Dividends Per Share (A)	Ordinary/ Qualified Income	Captial Gains	Return of Capital
2005	$2.500	$2.540	86.41%	13.59%	None

2004	$2.425	$2.432	76.60%	23.40%	None

2003	$1.950	$1.843	77.66%	22.34%	None

(A) Any excess of book basis dividends over tax basis dividends would generally be carried forward to the next year for tax purposes.

Dividends in Excess of Earnings includes ($14.5 million) related to the operations of our predecessor.

Newcastle has elected to treat NC Circle Holdings II LLC as a taxable REIT subsidiary (“TRS”), effective February 27, 2004. NC Circle Holdings II LLC owned a portion of Newcastle’s investment in a portfolio of convenience and retail gas stores as described in Note 3. For taxable income generated by NC Circle Holdings II LLC, Newcastle has provided for relevant income taxes based on a blended statutory rate of 40%. Newcastle accounts for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. No such material differences have been recognized through December 31, 2005.

13.	SUBSEQUENT EVENTS

In February 2006, employees of the Manager exercised options to acquire 54,000 shares of Newcastle’s common stock for net proceeds of $1.1 million.

In January 2006, Newcastle closed on a three year term financing of its manufactured housing loan portfolio which provided for an initial financing amount of approximately $237.1 million. The financing bears interest at LIBOR + 1.25%. The lender received an upfront structuring fee equal to 0.75% of the initial financing amount. Newcastle entered into an interest rate swap in order to hedge its exposure to the risk of changes in market interest rates with respect to this debt. In connection with this term financing, Newcastle renewed its servicing agreement on these loans, with a portfolio company of a private equity fund advised by an affiliate of our manager, at the same terms.

In March 2006, Newcastle, through a consolidated subsidiary, acquired a portfolio of approximately 11,300 subprime residential mortgage loans for $1.50 billion. The loans, substantially all of which were current at the time of acquisition, are 66% floating rate and 34% fixed rate. Their weighted average coupon is 7.6% and the loans have a weighted average remaining term of 345 months. This acquisition was initially funded with an approximately $1.47 billion repurchase agreement which bears interest at LIBOR + 0.50%. Newcastle entered into an interest rate swap in order to hedge its exposure to the risk of changes in market interest rates with respect to this debt. Newcastle expects to finance this investment on a long term basis through the securitization markets in the upcoming months.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 and 2003
(dollars in tables in thousands, except per share data)

14.	SUMMARY QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

The following is unaudited summary information on Newcastle’s quarterly operations.

	2005
	Quarter Ended
	March 31 (A)	June 30 (A)	September 30 (A)	December 31	Year Ended December 31
Gross Revenues	$83,663	$92,065	$99,850	$102,635	$378,213
Operating expenses	(9,114)	(8,832)	(12,934)	(11,008)	(41,888)
Operating income	74,549	83,233	86,916	91,627	336,325
Interest expense	(48,766)	(55,791)	(58,681)	(63,208)	(226,446)
Depreciation and amortization	(136)	(135)	(182)	(188)	(641)
Equity in earnings of unconsolidated subsidiaries (B)	1,853	1,393	1,061	1,302	5,609
Income from continuing operations	27,500	28,700	29,114	29,533	114,847
Income (loss) from discontinued operations	1,184	781	86	57	2,108
Preferred dividends	(1,523)	(1,524)	(1,523)	(2,114)	(6,684)
Income available for common stockholders	$27,161	$27,957	$27,677	$27,476	$110,271
Net Income per share of common stock
Basic	$0.63	$0.64	$0.63	$0.63	$2.53
Diluted	$0.62	$0.63	$0.63	$0.63	$2.51
Income from continuing operations per share of common
stock, after preferred dividends and related accretion
Basic	$0.60	$0.62	$0.63	$0.63	$2.48
Diluted	$0.59	$0.61	$0.63	$0.63	$2.46
Income (loss) from discontinued operations per share of common stock
Basic	$0.03	$0.02	$0.00	$0.00	$0.05
Diluted	$0.03	$0.02	$0.00	$0.00	$0.05
Weighted average number of shares of common stock
outstanding
Basic	43,222	43,768	43,790	43,897	43,672
Diluted	43,629	44,127	44,121	44,059	43,986

	2004
	Quarter Ended
	March 31 (A)	June 30 (A)	September 30 (A)	December 31	Year Ended December 31
Gross Revenues	$55,309	$61,612	$63,146	$69,602	$249,669
Operating expenses	(7,333)	(6,354)	(7,822)	(7,299)	(28,808)
Operating income	47,976	55,258	55,324	62,303	220,861
Interest expense	(28,091)	(32,615)	(33,612)	(42,080)	(136,398)
Depreciation and amortization	(113)	(95)	(108)	(135)	(451)
Equity in earnings of unconsolidated subsidiaries (B)	1,223	2,218	3,179	3,337	9,957
Income from continuing operations	20,995	24,766	24,783	23,425	93,969
Income (loss) from discontinued operations	856	(1,591)	185	4,996	4,446
Preferred dividends	(1,523)	(1,524)	(1,523)	(1,524)	(6,094)
Income available for common stockholders	$20,328	$21,651	$23,445	$26,897	$92,321
Net Income per share of common stock
Basic	$0.59	$0.60	$0.61	$0.70	$2.50
Diluted	$0.58	$0.59	$0.60	$0.69	$2.46
Income from continuing operations per share of common
stock, after preferred dividends and related accretion
Basic	$0.57	$0.64	$0.61	$0.56	$2.38
Diluted	$0.56	$0.63	$0.60	$0.55	$2.34
Income (loss) from discontinued operations per share of common stock
Basic	$0.02	$(0.04)	$0.00	$0.14	$0.12
Diluted	$0.02	$(0.04)	$0.00	$0.14	$0.12
Weighted average number of shares of common stock
outstanding
Basic	34,402	36,161	38,234	38,941	36,944
Diluted	34,976	36,671	38,883	39,663	37,558

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 and 2003
(dollars in tables in thousands, except per share data)

	2003
	Quarter Ended
	March 31 (A)	June 30 (A)	September 30 (A)	December 31	Year Ended December 31
Gross Revenues	$28,429	$35,577	$37,905	$50,173	$152,084
Operating expenses	(4,231)	(4,880)	(5,004)	(6,308)	(20,423)
Operating income	24,198	30,697	32,901	43,865	131,661
Interest expense	(13,336)	(18,348)	(18,693)	(26,500)	(76,877)
Depreciation and amortization	(80)	(101)	(105)	(119)	(405)
Equity in earnings of unconsolidated subsidiaries (B)	-	-	-	862	862
Income from continuing operations	10,782	12,248	14,103	18,108	55,241
Income (loss) from discontinued operations	321	1,169	603	(1,216)	877
Preferred dividends	(203)	(1,524)	(1,523)	(1,523)	(4,773)
Income available for common stockholders	$10,900	$11,893	$13,183	$15,369	$51,345
Net Income per share of common stock
Basic	$0.46	$0.51	$0.48	$0.53	$1.98
Diluted	$0.46	$0.50	$0.48	$0.52	$1.96
Income from continuing operations per share of common
stock, after preferred dividends and related accretion
Basic	$0.45	$0.46	$0.46	$0.57	$1.94
Diluted	$0.45	$0.45	$0.46	$0.56	$1.92
Income (loss) from discontinued operations per share of common stock
Basic	$0.01	$0.05	$0.02	$(0.04)	$0.04
Diluted	$0.01	$0.05	$0.02	$(0.04)	$0.04
Weighted average number of shares of common stock
outstanding
Basic	23,489	23,489	27,340	29,197	25,898
Diluted	23,620	23,679	27,620	29,563	26,141

(A)
The Income Available for Common Stockholders shown agrees with Newcastle’s quarterly report(s) on Form 10-Q as filed with the Securities and Exchange Commission. However, individual line items may vary from such report(s) due to the operations of properties sold, or classified as held for sale, during subsequent periods being retroactively reclassified to Income for Discontinued Operations for all periods presented (Note 5).

(B)	Net of income taxes on related taxable subsidiaries.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a)
Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d -15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information is recorded, processed, summarized and reported accurately and on a timely basis. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

(b)
Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Acts) during the most recent fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management concluded that, as of December 31, 2005, the Company’s internal control over financial reporting is designed and operating effectively.

The Company’s independent registered public accounting firm has issued an audit report on our assessment of the Company’s internal control over financial reporting. This report appears at the beginning of “Financial Statements and Supplementary Data.”

By: /s/ Wesley R. Edens
Wesley R. Edens
Chairman of the Board

By: /s/ Debra A. Hess
Debra A. Hess
Chief Financial Officer

Item 9B. Other Information.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Incorporated by reference to our definitive proxy statement for the 2006 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days after the fiscal year ended December 31, 2005.

Item 11. Executive Compensation.

Incorporated by reference to our definitive proxy statement for the 2006 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days after the fiscal year ended December 31, 2005.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Incorporated by reference to our definitive proxy statement for the 2006 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days after the fiscal year ended December 31, 2005.

Item 13. Certain Relationships and Related Transactions.

Incorporated by reference to our definitive proxy statement for the 2006 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days after the fiscal year ended December 31, 2005.

Item 14. Principal Accountant Fees and Services.

Incorporated by reference to our definitive proxy statement for the 2006 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days after the fiscal year ended December 31, 2005.

PART IV

Item 15. Exhibits; Financial Statement Schedules.

(a)	and (c) Financial statements and schedules:
See “Financial Statements and Supplementary Data.”

(b)	Exhibits filed with this Form 10-K:

3.1	Articles of Amendment and Restatement (incorporated by reference to the Registrant’s Registration Statement on Form S-11 (File No. 333-90578), Exhibit 3.1).

3.2	Articles Supplementary relating to the Series B Preferred Stock (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003, Exhibit 3.3).

3.3	Articles Supplementary relating to the Series C Preferred Stock (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 3.3, filed on October 25, 2005).

3.4	By-laws (incorporated by reference to the Registrant’s Registration Statement on Form S-11, (File No. 333-90578), Exhibit 3.2).

4.1
Rights Agreement between the Registrant and American Stock Transfer and Trust Company, as Rights Agent, dated October 16, 2002 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2003, Exhibit 4.1).

10.1
Amended and Restated Management and Advisory Agreement by and among the Registrant and Fortress Investment Group LLC, dated June 23 2003 (incorporated by reference to the Registrant’s Statement on Form S-11 (File No. 333-106135), Exhibit 10.1).

10.2	Newcastle Investment Corp. Nonqualified Stock Option and Incentive Award Plan Amended and Restated Effective as of February 11, 2004.

12.1	Statements re: Computation of Ratios

21.1	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP, independent accountants.

31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

NEWCASTLE INVESTMENT CORP.

March 15, 2006

By:	/s/ Wesley R. Edens
Wesley R. Edens
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

March 15, 2006

By: /s/ Wesley R. Edens
Wesley R. Edens
Chief Executive Officer

March 15, 2006

By: /s/ Debra A. Hess
Debra A. Hess
Chief Financial Officer

March 15, 2006

By: /s/ Kevin J. Finnerty
Kevin J. Finnerty
Director

March 15, 2006

By: /s/ Stuart A. McFarland
Stuart A. McFarland
Director

March 15, 2006

By: /s/ David K. McKown
David K. McKown
Director

March 15, 2006

By: /s/ Peter M. Miller
Peter M. Miller
Director

Exhibit Index

3.1	Articles of Amendment and Restatement (incorporated by reference to the Registrant’s Registration Statement on Form S-11 (File No. 333-90578), Exhibit 3.1).

3.2	Articles Supplementary relating to the Series B Preferred Stock (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003, Exhibit 3.3).

3.3	Articles Supplementary relating to the Series C Preferred Stock (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 3.3, filed on October 25, 2005).

3.4	By-laws (incorporated by reference to the Registrant’s Registration Statement on Form S-11, (File No. 333-90578), Exhibit 3.2).

4.1
Rights Agreement between the Registrant and American Stock Transfer and Trust Company, as Rights Agent, dated October 16, 2002 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2002, Exhibit 4.1).

10.1
Amended and Restated Management and Advisory Agreement by and among the Registrant and Fortress Investment Group LLC, dated June 23, 2003 (incorporated by reference to the Registrant’s Statement on Form S-11 (File No. 333-106135), Exhibit 10.1).

10.2	Newcastle Investment Corp. Nonqualified Stock Option and Incentive Award Plan Amended and Restated Effective as of February 11, 2004.

12.1	Statements re: Computation of Ratios

21.1	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP, independent accountants.

31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.