Form 10-Q
period 2006-03-31
NEWCASTLE INVESTMENT CORP
filed 2006-05-10
CIK 1175483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

Common stock, $0.01 par value per share: 43,997,409 shares outstanding as of May 8, 2006.

NEWCASTLE INVESTMENT CORP.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	March 31, 2006 (Unaudited)	December 31, 2005
Assets
Real estate securities, available for sale	$4,732,563	$4,554,519
Real estate related loans, net	670,938	615,551
Residential mortgage loans, net	540,231	600,682
Subprime mortgage loans, held for sale - Note 5	1,510,022	-
Investments in unconsolidated subsidiaries	28,946	29,953
Operating real estate, net	28,821	16,673
Cash and cash equivalents	38,475	21,275
Restricted cash	190,259	268,910
Derivative assets	109,944	63,834
Receivables and other assets	35,575	38,302
	$7,885,774	$6,209,699
Liabilities and Stockholders' Equity

Liabilities
CBO bonds payable	$3,521,395	$3,530,384
Other bonds payable	352,050	353,330
Notes payable	220,825	260,441
Repurchase agreements	2,674,127	1,048,203
Credit facility	-	20,000
Junior subordinated notes payable (security for trust preferred)	100,100	-
Derivative liabilities	9,108	18,392
Dividends payable	29,032	29,052
Due to affiliates	4,011	8,783
Accrued expenses and other liabilities	35,849	23,111
	6,946,497	5,291,696
Stockholders' Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized, 2,500,000 shares of 9.75% Series B Cumulative Redeemable Preferred Stock and 1,600,000 shares of 8.05% Series C Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, issued and outstanding	102,500	102,500
Common stock, $0.01 par value, 500,000,000 shares authorized, 43,967,409 and 43,913,409 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	440	439

Additional paid-in capital	783,784	782,735

Dividends in excess of earnings	(12,124)	(13,235)

Accumulated other comprehensive income	64,677	45,564
	939,277	918,003
	$7,885,774	$6,209,699

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(dollars in thousands, except share data)

	Three Months Ended March 31,
	2006	2005
Revenues
Interest income	$113,907	$79,036
Rental and escalation income	2,008	1,264
Gain on sale of investments, net	1,928	1,714
Other income	5,705	1,649
	123,548	83,663
Expenses
Interest expense	76,965	48,766
Property operating expense	818	693
Loan and security servicing expense	2,006	1,583
Provision for credit losses	2,007	712
Provision for losses, loans held for sale - Note 5	4,127	-
General and administrative expense	1,630	891
Management fee to affiliate	3,471	3,263
Incentive compensation to affiliate	2,852	1,972
Depreciation and amortization	199	136
	94,075	58,016
Income before equity in earnings of unconsolidated subsidiaries	29,473	25,647
Equity in earnings of unconsolidated subsidiaries	1,195	2,086
Income taxes on related taxable subsidiaries	-	(233)
Income from continuing operations	30,668	27,500
Income from discontinued operations	251	1,184
Net Income	30,919	28,684
Preferred dividends	(2,328)	(1,523)
Income Available For Common Stockholders	$28,591	$27,161
Net Income Per Share of Common Stock
Basic	$0.65	$0.63
Diluted	$0.65	$0.62
Income from continuing operations per share of common stock, after preferred dividends
Basic	$0.64	$0.60
Diluted	$0.64	$0.59
Income from discontinued operations per share of common stock
Basic	$0.01	$0.03
Diluted	$0.01	$0.03
Weighted Average Number of Shares of Common Stock Outstanding
Basic	43,944,820	43,221,792
Diluted	44,063,940	43,629,078
Dividends Declared per Share of Common Stock	$0.625	$0.625

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(dollars in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Dividends in Excess of Earnings	Accum. Other Comp. Income	Total Stock-holders' Equity
	Shares	Amount	Shares	Amount
Stockholders' equity - December 31, 2005	4,100,000	$102,500	43,913,409	$439	$782,735	$(13,235)	$45,564	$918,003
Dividends declared	-	-	-	-	-	(29,808)	-	(29,808)
Exercise of common stock options	-	-	54,000	1	1,049	-	-	1,050
Comprehensive income:
Net income	-	-	-	-	-	30,919	-	30,919
Net unrealized (loss) on securities	-	-	-	-	-	-	(36,554)	(36,554)
Reclassification of net realized (gain) on securities into earnings	-	-	-	-	-	-	(29)	(29)
Foreign currency translation	-	-	-	-	-	-	(34)	(34)
Net unrealized gain on derivatives designated as cash flow hedges	-	-	-	-	-	-	56,145	56,145
Reclassification of net realized (gain) on derivatives designated as cash flow hedges into earnings	-	-	-	-	-	-	(415)	(415)
Total comprehensive income								50,032
Stockholders' equity - March 31, 2006	4,100,000	$102,500	43,967,409	$440	$783,784	$(12,124)	$64,677	$939,277
Stockholders' equity - December 31, 2004	2,500,000	$62,500	39,859,481	$399	$676,015	$(13,969)	$71,770	$796,715
Dividends declared	-	-	-	-	-	(28,873)	-	(28,873)
Issuance of common stock	-	-	3,300,000	33	96,567	-	-	96,600
Exercise of common stock options	-	-	599,430	6	9,077	-	-	9,083
Comprehensive income:
Net income	-	-	-	-	-	28,684	-	28,684
Net unrealized (loss) on securities	-	-	-	-	-	-	(42,353)	(42,353)
Reclassification of net realized (gain) on securities into earnings	-	-	-	-	-	-	(1,409)	(1,409)
Foreign currency translation	-	-	-	-	-	-	(719)	(719)
Reclassification of net realized foreign currency translation into earnings	-	-	-	-	-	-	(542)	(542)
Net unrealized gain on derivatives designated as cash flow hedges	-	-	-	-	-	-	44,637	44,637
Reclassification of net realized (gain) on derivatives designated as cash flow hedges into earnings	-	-	-	-	-	-	(342)	(342)
Total comprehensive income								27,956
Stockholders' equity - March 31, 2005	2,500,000	$62,500	43,758,911	$438	$781,659	$(14,158)	$71,042	$901,481

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2006	2005
Cash Flows From Operating Activities
Net income	$30,919	$28,684
Adjustments to reconcile net income to net cash provided by (used in) operating activities
(inclusive of amounts related to discontinued operations):
Depreciation and amortization	199	312
Accretion of discount and other amortization	(9,732)	386
Equity in earnings of unconsolidated subsidiaries	(1,195)	(2,086)
Distributions of earnings from unconsolidated subsidiaries	1,195	2,086
Deferred rent	(837)	(258)
Gain on sale of investments	(2,291)	(2,456)
Unrealized gain on non-hedge derivatives and hedge ineffectiveness	(5,673)	(2,687)
Provision for credit losses	2,007	-
Provision for losses, loans held for sale	4,127	-
Purchase of loans held for sale - Note 5	(1,511,086)	-
Change in:
Restricted cash	8,570	(696)
Receivables and other assets	5,929	(1,539)
Due to affiliates	(4,772)	(5,883)
Accrued expenses and other liabilities	12,239	327
Net cash provided by (used in) operating activities	(1,470,401)	16,190
Cash Flows From Investing Activities
Purchase of real estate securities	(168,480)	(122,254)
Proceeds from sale of real estate securities	54,225	6,574
Deposit on real estate securities (treated as a derivative)	-	(15,539)
Purchase of and advances on loans	(221,173)	(342,878)
Repayments of loan and security principal	187,188	120,136
Margin deposit on derivative instruments	(15,517)	(20,000)
Return of margin deposit on derivative instruments	19,866	-
Proceeds from sale of derivative instruments	7,356	342
Purchase and improvement of operating real estate	(179)	(199)
Proceeds from sale of operating real estate	-	10,693
Contributions to unconsolidated subsidiaries	(100)	-
Distributions of capital from unconsolidated subsidiaries	1,107	3,966
Payment of deferred transaction costs	-	(24)
Net cash used in investing activities	(135,707)	(359,183)

Continued on Page 5

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2006	2005
Cash Flows From Financing Activities
Repayments of CBO bonds payable	(10,129)	(891)
Issuance of other bonds payable	237,111	246,547
Repayments of other bonds payable	(236,372)	(31,473)
Repayments of notes payable	(39,616)	(65,320)
Borrowings under repurchase agreements	1,817,109	129,430
Repayments of repurchase agreements	(191,185)	(22,780)
Draws under credit facility	90,000	-
Repayments of credit facility	(110,000)	-
Issuance of junior subordinated notes payable	100,100	-
Issuance of common stock	-	97,680
Costs related to issuance of common stock	-	(1,036)
Exercise of common stock options	1,050	9,083
Dividends paid	(29,828)	(26,436)
Payment of deferred financing costs	(4,932)	(933)

Net cash provided by financing activities	1,623,308	333,871

Net Increase (Decrease) in Cash and Cash Equivalents	17,200	(9,122)

Cash and Cash Equivalents, Beginning of Period	21,275	37,911

Cash and Cash Equivalents, End of Period	$38,475	$28,789

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest expense	$67,648	$46,232
Cash paid during the period for income taxes	$244	$355

Supplemental Schedule of Non-Cash Investing and Financing Activities
Common stock dividends declared but not paid	$27,480	$27,349
Preferred stock dividends declared but not paid	$1,552	$1,016
Foreclosure of loans	$12,200	$-

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2006
(dollars in tables in thousands, except share data)

1. GENERAL

Newcastle Investment Corp. (and its subsidiaries, "Newcastle") is a Maryland corporation that was formed in 2002. Newcastle conducts its business through three primary segments: (i) real estate securities and real estate related loans, (ii) residential mortgage loans, and (iii) operating real estate.

The following table presents information on shares of Newcastle’s common stock issued subsequent to its formation:

Year	Shares Issued	Range of Issue Prices (1)	Net Proceeds (millions)
Formation	16,488,517	N/A	N/A
2002	7,000,000	$13.00	$80.0
2003	7,886,316	$20.35-$22.85	$163.4
2004	8,484,648	$26.30-$31.40	$224.3
2005	4,053,928	$29.60	$108.2
Three Months 2006	54,000	N/A	$1.1
March 31, 2006	43,967,409

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

Approximately 2.9 million shares of Newcastle’s common stock were held by an affiliate of the Manager and its principals at March 31, 2006. In addition, an affiliate of the Manager held options to purchase approximately 1.2 million shares of Newcastle’s common stock at March 31, 2006.

The accompanying consolidated financial statements and related notes of Newcastle have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of Newcastle's financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These financial statements should be read in conjunction with Newcastle's consolidated financial statements for the year ended December 31, 2005 and notes thereto included in Newcastle’s annual report on Form 10-K filed with the Securities and Exchange Commission. Capitalized terms used herein, and not otherwise defined, are defined in Newcastle’s consolidated financial statements for the year ended December 31, 2005.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2006
(dollars in tables in thousands, except share data)

2. INFORMATION REGARDING BUSINESS SEGMENTS

Newcastle conducts its business through three primary segments: real estate securities and real estate related loans, residential mortgage loans, and operating real estate.

Summary financial data on Newcastle's segments is given below, together with a reconciliation to the same data for Newcastle as a whole:

	Real Estate Securities and Real Estate Related Loans	Residential Mortgage Loans	Operating Real Estate	Unallocated	Total
March 31, 2006 and the Three Months then Ended
Gross revenues	$95,193	$26,029	$2,184	$142	$123,548
Operating expenses	(817)	(7,463)	(877)	(7,754)	(16,911)
Operating income (loss)	94,376	18,566	1,307	(7,612)	106,637
Interest expense	(62,198)	(13,928)	-	(839)	(76,965)
Depreciation and amortization	-	-	(131)	(68)	(199)
Equity in earnings of unconsolidated subsidiaries (A)	701	-	494	-	1,195
Income (loss) from continuing operations	32,879	4,638	1,670	(8,519)	30,668
Income from discontinued operations	-	-	251	-	251
Net Income (loss)	$32,879	$4,638	$1,921	$(8,519)	$30,919
Revenue derived from non-U.S. sources:
Canada	$-	$-	$2,380	$-	$2,380
Total assets	$5,739,539	$2,060,487	$44,059	$41,689	$7,885,774
Long-lived assets outside the U.S.:
Canada	$-	$-	$16,632	$-	$16,632
December 31, 2005
Total assets	$5,544,818	$606,320	$36,306	$22,255	$6,209,699
Long-lived assets outside the U.S.:
Canada	$-	$-	$16,673	$-	$16,673
Three Months Ended March 31, 2005
Gross revenues	$69,546	$12,694	$1,276	$147	$83,663
Operating expenses	(323)	(2,003)	(701)	(6,087)	(9,114)
Operating income (loss)	69,223	10,691	575	(5,940)	74,549
Interest expense	(41,330)	(7,278)	(158)	-	(48,766)
Depreciation and amortization	-	-	(116)	(20)	(136)
Equity in earnings of unconsolidated subsidiaries (A)	846	-	1,007	-	1,853
Income (loss) from continuing operations	28,739	3,413	1,308	(5,960)	27,500
Income from discontinued operations	-	-	1,184	-	1,184
Net Income (loss)	$28,739	$3,413	$2,492	$(5,960)	$28,684
Revenue derived from non-U.S. sources:
Canada	$-	$-	$4,071	$-	$4,071
Belgium	$-	$-	$532	$-	$532

(A) Net of income taxes on related taxable subsidiaries.

Continued on Page 8

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2006
(dollars in tables in thousands, except share data)

Unconsolidated Subsidiaries

The following table summarizes the activity affecting the equity held by Newcastle in unconsolidated subsidiaries:

	Operating Real Estate Subsidiary	Real Estate Loan Subsidiary	Trust Preferred Subsidiary
Balance at December 31, 2005	$12,151	$17,802	$-
Contributions to unconsolidated subsidiaries	-	-	100
Distributions from unconsolidated subsidiaries	(456)	(1,846)	-
Equity in earnings of unconsolidated subsidiaries	494	701	-
Balance at March 31, 2006	$12,189	$16,657	$100

Summarized financial information related to Newcastle’s unconsolidated subsidiaries was as follows:

	Operating Real Estate Subsidiary (A) (B)		Real Estate Loan Subsidiary (A) (C)
	March 31,	December 31,	March 31,	December 31,
	2006	2005	2006	2005
Assets	$77,835	$77,758	$33,503	$35,806
Liabilities	(53,000)	(53,000)	-	-
Minority interest	(457)	(455)	(189)	(202)

Equity	$24,378	$24,303	$33,314	$35,604

Equity held by Newcastle	$12,189	$12,151	$16,657	$17,802

	Three Months Ended March 31,		Three Months Ended March 31,
	2006	2005	2006	2005
Revenues	$1,835	$4,347	$1,418	$1,713
Expenses	(828)	(1,822)	(8)	(12)
Minority interest	(19)	(47)	(8)	(9)
Net income	$988	$2,478	$1,402	$1,692

Newcastle's equity in net income	$494	$1,240	$701	$846

(A)	The unconsolidated subsidiaries’ summary financial information is presented on a fair value basis, consistent with their internal basis of accounting.

(B)	Included in the operating real estate segment.

(C)	Included in the real estate securities and real estate related loans segment.

For information regarding the trust preferred subsidiary, which is a financing subsidiary with no material net income or cash flow, see Note 5.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2006
(dollars in tables in thousands, except share data)

3. REAL ESTATE SECURITIES

The following is a summary of Newcastle’s real estate securities at March 31, 2006, all of which are classified as available for sale and are therefore marked to market through other comprehensive income.

			Gross Unrealized				Weighted Average
Asset Type	Current Face Amount	Amortized Cost Basis	Gains	Losses	Carrying Value	Number of Securities	S&P Equivalent Rating	Coupon	Yield	Maturity (Years)
CMBS-Conduit	$1,439,923	$1,386,083	$22,437	$(33,864)	$1,374,656	197	BBB-	5.84%	6.55%	7.61
CMBS-Large Loan	651,043	647,783	7,707	(712)	654,778	61	BBB-	6.77%	6.99%	2.39
CMBS- B-Note	219,200	213,295	3,340	(1,286)	215,349	33	BBB-	6.55%	7.15%	6.34
Unsecured REIT Debt	931,208	946,833	14,286	(19,877)	941,242	99	BBB-	6.35%	5.98%	6.70
ABS-Manufactured Housing	175,912	159,727	1,503	(3,744)	157,486	10	B	7.12%	8.64%	6.13
ABS-Home Equity	549,937	547,563	5,873	(210)	553,226	97	A-	6.47%	6.65%	3.00
ABS-Franchise	70,523	69,666	1,081	(1,557)	69,190	20	BBB+	6.86%	8.09%	5.17
Agency RMBS	776,725	781,505	-	(14,869)	766,636	23	AAA	4.84%	4.79%	4.74
Total/Average (A)	$4,814,471	$4,752,455	$56,227	$(76,119)	$4,732,563	540	BBB+	6.07%	6.34%	5.59

(A) The total current face amount of fixed rate securities was $3,754.2 million, and of floating rate securities was $1,060.3 million.

Unrealized losses that are considered other than temporary are recognized currently in income. There were no such losses incurred during the three months ended March 31, 2006. The unrealized losses on Newcastle’s securities are primarily the result of market factors, rather than credit impairment, and Newcastle believes their carrying values are fully recoverable over their expected holding period. None of the securities were in default as of March 31, 2006. Newcastle has performed credit analyses in relation to such securities which support its belief that the carrying values of such securities are fully recoverable over their expected holding period. Although management expects to hold these securities until their recovery, there is no assurance that such securities will not be sold or at what price they may be sold.

			Gross Unrealized				Weighted Average
Securities in an Unrealized Loss Position	Current Face Amount	Amortized Cost Basis	Gains	Losses	Carrying Value	Number of Securities	S&P Equivalent Rating	Coupon	Yield	Maturity (Years)
Less Than Twelve Months	$2,157,334	$2,131,028	$-	$(41,780)	$2,089,248	249	A-	5.80%	5.96%	6.63
Twelve or More Months	851,130	861,347	-	(34,339)	827,008	91	A	5.58%	5.37%	5.64
Total	$3,008,464	$2,992,375	$-	$(76,119)	$2,916,256	340	A-	5.74%	5.79%	6.35

As of March 31, 2006, Newcastle had $106.7 million of restricted cash held in CBO financing structures pending its investment in real estate securities and loans.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2006
(dollars in tables in thousands, except share data)

4. REAL ESTATE RELATED LOANS, RESIDENTIAL MORTGAGE LOANS AND SUBPRIME MORTGAGE LOANS

The following is a summary of real estate related loans, residential mortgage loans and subprime mortgage loans at March 31, 2006. The loans contain various terms, including fixed and floating rates, self-amortizing and interest only. They are generally subject to prepayment.

Loan Type	Current Face Amount	Carrying Value	Loan Count	Wtd. Avg. Yield	Weighted Average Maturity (Years) (D)	Delinquent Carrying Amount (E)
B-Notes	$38,568	$38,964	6	7.84%	3.14	$-
Mezzanine Loans (A)	445,200	444,904	7	8.79%	2.30	-
Bank Loans	21,977	21,993	2	7.13%	1.86	-
Real Estate Loans	20,917	20,140	1	20.02%	1.75	-
ICH Loans (B)	145,360	144,937	85	8.64%	1.54	6,104
Total Real Estate Related Loans	$672,022	$670,938	101	8.99%	2.15	$6,104

Residential Loans	$276,381	$282,755	785	5.40%	2.80	$3,192
Manufactured Housing Loans	271,420	257,476	6,752	7.84%	5.77	1,512
Total Residential Mortgage Loans	547,801	540,231	7,537	6.56%	4.27	4,704
Subprime Mortgage Loans (C)	1,502,181	1,510,022	11,272	7.18%	2.49	-
Total Residential Mortgage and Subprime Mortgage Loan	$2,049,982	$2,050,253	18,809	7.02%	2.97	$4,704

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

(C)	See Note 5 regarding the securitization of this portfolio in April 2006.

(D)
The weighted average maturities for the residential loan portfolio, the manufactured housing loan portfolio and the subprime mortgage loan portfolio were calculated based on constant prepayment rates (CPR) of approximately 30%, 10% and 28%, respectively.

(E)	This face amount of loans is 60 or more days delinquent.

The following is a reconciliation of loss allowance.

	Real Estate Related Loans	Residential Mortgage Loans
Balance at December 31, 2005	$4,226	$3,207
Provision for credit losses	291	1,716
Realized losses	(2,930)	(1,514)
Balance at March 31, 2006	$1,587	$3,409

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2006
(dollars in tables in thousands, except share data)

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

The following table presents information on these instruments as of March 31, 2006.

Reference Asset	Notional Amount	Margin Amount	Receive Interest Rate	Pay Interest Rate	Maturity Date	Fair Value
Term loan to a diversified real estate and finance company	$90,544	$18,109	LIBOR + 3.000%	LIBOR + 0.625%	Feb 2008	$1,092
Mezzanine loan to a real estate company	15,000	5,224	LIBOR + 4.985%	LIBOR + 1.350%	Jun 2007	101
Term loan to a diversified real estate company	92,847	9,270	LIBOR + 1.750%	LIBOR + 0.500%	Aug 2007	970
Term loan to a retail company	100,000	19,960	LIBOR + 3.000%	LIBOR + 0.500%	Dec 2008	416
Term loan and revolver to an appliance manufacturer (A)	37,168	15,517	LIBOR + 6.000% (B)	LIBOR + 1.000%	Feb 2007	(809)
	$335,559	$68,080				$1,770

(A) A portion of the yield on this investment was received as an upfront fee, which was recorded as a reduction to its fair value.
(B) The revolver, which represents $1.2 million of the notional amount, receives PRIME + 1.500%.

5. RECENT ACTIVITIES

In January 2006, Newcastle closed on a three year term financing of its manufactured housing loan portfolio which provided for an initial financing amount of approximately $237.1 million. The financing bears interest at LIBOR + 1.25%. The lender received an upfront structuring fee equal to 0.75% of the initial financing amount. Newcastle entered into an interest rate swap in order to hedge its exposure to the risk of changes in market interest rates with respect to this debt. In connection with this term financing, Newcastle renewed its servicing agreement on these loans, with a portfolio company of a private equity fund advised by an affiliate of its manager, at the same terms.

In February 2006, employees of the Manager exercised options to acquire 54,000 shares of Newcastle’s common stock for net proceeds of $1.1 million.

In March 2006, Newcastle, through a consolidated subsidiary, acquired a portfolio of approximately 11,300 residential mortgage loans to subprime borrowers (the “Subprime Portfolio”) for $1.50 billion. The loans are being serviced by Centex Home Equity Company, LLC for a servicing fee equal to 0.50% per annum on the unpaid principal balance of the Subprime Portfolio. At March 31, 2006, these loans were considered “held for sale” and carried at the lower of cost or fair value. A write down of $4.1 million was recorded to Provision for Losses, Loans Held for Sale in March 2006 related to these loans, related to market factors. Furthermore, the acquisition of loans held for sale is considered an operating activity for statement of cash flow purposes. An offsetting cash inflow from the sale of such loans (as described below) will be recorded as an operating cash flow in April 2006. This acquisition was initially funded with an approximately $1.47 billion repurchase agreement which bore interest at LIBOR + 0.50%. Newcastle entered into an interest rate swap in order to hedge its exposure to the risk of changes in market interest rates with respect to the financing of the Subprime Portfolio. This swap does not qualify as a hedge for accounting purposes and is therefore marked to market through income. An unrealized mark to market gain of $5.5 million was recorded to Other Income in connection with this swap in March 2006.

In April 2006, Newcastle, through Newcastle Mortgage Securities Trust 2006-1 (the “Securitization Trust”), closed on a securitization of the Subprime Portfolio. The Securitization Trust is not consolidated by Newcastle. Newcastle sold the Subprime Portfolio and the related interest rate swap to the Securitization Trust. The Securitization Trust issued $1.45 billion of debt (the “Notes”). Newcastle retained $37.6 million face amount of the low investment grade Notes and all of the equity issued by the Securitization Trust. The Notes have a stated maturity of March 25, 2036. Newcastle, as holder of the equity of the Securitization Trust, has the option to redeem the Notes once the aggregate principal balance of the Subprime Portfolio is equal to or less than 20% of such balance at the date of the transfer. The proceeds from the securitization were used to repay the repurchase agreement described above.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2006
(dollars in tables in thousands, except share data)

The transaction between Newcastle and the Securitization Trust qualified as a sale for accounting purposes, resulting in a net gain of less than $0.1 million being recorded in April 2006. However, 20% of the loans which are subject to future repurchase by Newcastle were not treated as being sold and are classified as “held for investment” subsequent to the completion of the securitization. Following the securitization, Newcastle held the following interests in the Subprime Portfolio, all valued at the date of securitization: (i) the $62.4 million equity of the Securitization Trust, (ii) the $33.7 million of retained bonds ($37.6 million face amount), which have been financed with a $28.0 million repurchase agreement, and (iii) subprime mortgage loans subject to future repurchase of $286.3 million and related financing in the amount of 100% of such loans.

The key assumptions utilized in measuring the $62.4 million fair value of the equity, or residual interest, in the Securitization Trust were as follows:

Weighted average life (years)	2.5

Expected credit losses	5.3%

Weighted average constant prepayment rate	28.0%

Discount rate	18.7%

The weighted average yield of the retained bonds was 11.4% and the weighted average funding cost of the related repurchase agreement was 5.3% as of the date of securitization. The loans subject to future repurchase and the corresponding financing will recognize interest income and expense based on the expected weighted average coupon of the loans subject to future repurchase at the call date.

The residual equity interest and the retained bonds will be reported as real estate securities, available for sale. The retained loans and corresponding financing will be reported as new line items on our balance sheet.

In March 2006, Newcastle foreclosed on $12.2 million of loans formerly in the ICH portfolio. The related real estate is considered held for investment.

In March 2006, Newcastle completed the placement of $100 million of trust preferred securities through its wholly owned subsidiary, Newcastle Trust I (the “Preferred Trust”). Newcastle owns all of the common stock of the Preferred Trust. The Preferred Trust used the proceeds to purchase $100.1 million of Newcastle’s junior subordinated notes. These notes represent all of the Preferred Trust’s assets. The terms of the junior subordinated notes are substantially the same as the terms of the trust preferred securities. The trust preferred securities require quarterly distributions at a fixed rate of 7.574% through April 2016 and at a floating rate of 3-month LIBOR plus 2.25% thereafter. The trust preferred securities mature in April 2036, but may be redeemed at par beginning in April 2011. Under the provisions of FIN 46R, Newcastle determined that the holders of the trust preferred securities were the primary beneficiaries of the Preferred Trust. As a result, Newcastle did not consolidate the Preferred Trust and has reflected the obligation to the Preferred Trust under the caption Junior Subordinated Notes Payable in its consolidated balance sheet and will account for its investment in the common stock of the Preferred Trust, which is reflected in Investments in Unconsolidated Subsidiaries in the consolidated balance sheet, under the equity method of accounting.

In May 2006, Newcastle entered into a new $200.0 million revolving credit facility, secured by substantially all of its unencumbered assets and its equity interests in its subsidiaries. Newcastle paid an upfront fee of 0.25% of the total commitment. The credit facility bears interest at one month LIBOR + 1.75% and matures in November 2007. It does not contain any unused fees. Newcastle simultaneously terminated its prior credit facility and recorded an expense of $0.7 million related to deferred financing costs.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2006
(dollars in tables in thousands, except share data)

6. DERIVATIVE INSTRUMENTS

The following table summarizes the notional amounts and fair (carrying) values of Newcastle's derivative financial instruments, excluding the credit derivative arrangements described in Note 4, as of March 31, 2006.

	Notional Amount	Fair Value	Longest Maturity
Interest rate swaps, treated as hedges (A)	$3,077,308	$91,123	November 2018
Interest rate caps, treated as hedges (A)	342,351	2,127	October 2015
Non-hedge derivative obligations (A) (B)	1,573,061	5,932	July 2038

(A)	Included in Derivative Assets or Derivative Liabilities, as applicable. Derivative Liabilities also include accrued interest.
(B)
Represents two essentially offsetting interest rate caps and two essentially offsetting interest rate swaps, each with notional amounts of $32.5 million, an interest rate cap with a notional amount of $17.5 million, four interest rate swaps with an aggregate notional amount of $24.8 million, and the swap related to the financing of our Subprime Portfolio (Note 5) with a notional of $1,400.8 million.

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

The following is a reconciliation of the weighted average number of shares of common stock outstanding on a diluted basis.

	Three Months Ended March 31,
	2006	2005

Weighted average number of shares of common stock outstanding, basic	43,944,820	43,221,792
Dilutive effect of stock options, based on the treasury stock method	119,120	407,286
Weighted average number of shares of common stock outstanding, diluted	44,063,940	43,629,078

As of March 31, 2006, Newcastle’s outstanding options were summarized as follows:

Held by the Manager	1,193,439
Issued to the Manager and subsequently transferred to certain of the Manager's Employees	550,368
Held by the directors	14,000
Total	1,757,807

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

We currently own a diversified portfolio of moderately credit sensitive real estate debt investments including securities and loans. Our portfolio of real estate securities includes commercial mortgage backed securities (CMBS), senior unsecured debt issued by property REITs, real estate related asset backed securities (ABS), and agency residential mortgage backed securities (RMBS). Mortgage backed securities are interests in or obligations secured by pools of mortgage loans. We generally target investments rated A through BB, except for our agency RMBS which are generally considered AAA rated. We also own, directly and indirectly, interest in loans and pools of loans, including real estate related loans, commercial mortgage loans, residential mortgage loans, manufactured housing loans, and subprime mortgage loans. We also own, directly and indirectly, interests in operating real estate. Our investment in subprime mortgage loans, further described in “Liquidity and Capital Resources” below, was structured as a direct investment in loans held for sale at March 31, 2006. In April 2006, the loans were securitized and our investment was recorded in two parts, retained securities from the securitization (treated as available for sale) and loans held for investment.

We employ leverage in order to achieve our return objectives. We do not have a predetermined target debt to equity ratio as we believe the appropriate leverage for the particular assets we are financing depends on the credit quality of those assets. As of March 31, 2006, our debt to equity ratio was approximately 7.3 to 1. On a pro forma basis, this ratio would be 6.1 to 1 after adjustment for the off-balance sheet securitization of subprime mortgage loans in April 2006. Also, on a pro forma basis, our debt to equity ratio would be 6.5 to 1 if the trust preferred securities we issued were considered equity for purposes of this computation. We maintain access to a broad array of capital resources in an effort to insulate our business from potential fluctuations in the availability of capital. We utilize multiple forms of financing including collateralized bond obligations (CBOs), other securitizations, term loans, and trust preferred securities, as well as short term financing in the form of repurchase agreements and our credit facility.

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

Generally speaking, tightening credit spreads increase the unrealized gains on our current investments but reduce the yields available on potential new investments, while widening credit spreads reduce the unrealized gains on our current investments (or caused unrealized losses) but increase the yields available on potential new investments.

In the first quarter of 2006, credit spreads again tightened to historical lows, reducing the yield we can earn on certain new investments. This tightening of credit spreads, net of the effect of rising interest rates, also caused the net unrealized gains on our securities and derivatives, recorded in accumulated other comprehensive income, and therefore our book value per share, to increase.

We continue to pursue opportunistic investments within our investment guidelines that offer a more attractive risk adjusted return, including our recent investments in subprime mortgage loans and other real estate related loans which we expect to produce a net, loss adjusted yield in the high teens.

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

Organization

Our initial public offering occurred in October 2002. The following table presents information on shares of our common stock issued since our formation:

Year	Shares Issued	Range of Issue Prices (1)	Net Proceeds (millions)
Formation	16,488,517	N/A	N/A
2002	7,000,000	13.00	$80.0
2003	7,886,316	$20.35-$22.85	$163.4
2004	8,484,648	$26.30-$31.40	$224.3
2005	4,053,928	$29.60	$108.2
Three Months 2006	54,000	N/A	$1.1
March 31, 2006	43,967,409

(1) Excludes prices of shares issued pursuant to the exercise of options and shares issued to Newcastle's independent directors.

As of March 31, 2006, approximately 2.9 million shares of our common stock were held by an affiliate of our manager and its principals. In addition, an affiliate of our manager held options to purchase approximately 1.2 million shares of our common stock at March 31, 2006.

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

Revenues attributable to each segment are disclosed below (unaudited) (in thousands).

For the Three Months Ended March 31,	Real Estate Securities and Real Estate Related Loans	Residential Mortgage Loans	Operating Real Estate	Unallocated	Total

2006	$95,193	$26,029	$2,184	$142	$123,548
2005	$69,546	$12,694	$1,276	$147	$83,663

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

To date, we have consolidated our existing CBO transactions (the “CBO Entities”) because we own the entire equity interest in each of them, representing a substantial portion of their capitalization, and we control the management and resolution of their assets. We have determined that certain of the CBO Entities are VIEs and that we are the primary beneficiary of each of these VIEs and will therefore continue to consolidate them. We have also determined that the application of FIN 46R did not result in a change in our accounting for any other entities which were previously consolidated. However, it did cause us to consolidate one entity which was previously not consolidated, ICH CMO, as described below under “− Liquidity and Capital Resources.” Furthermore, as a result of FIN 46R, we are precluded from consolidating our wholly owned subsidiary which has issued trust preferred securities as described in “Liquidity and Capital Resources” below. We will continue to analyze future CBO entities, as well as other investments, pursuant to the requirements of FIN 46R. These analyses require considerable judgment in determining the primary beneficiary of a VIE since they involve subjective probability weighting of subjectively determined possible cash flow scenarios. The result could be the consolidation of an entity acquired or formed in the future that would otherwise not have been consolidated or the non-consolidation of such an entity that would otherwise have been consolidated.

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

Revenue Recognition on Securities

Income on these securities is recognized using a level yield methodology based upon a number of cash flow assumptions that are subject to uncertainties and contingencies. Such assumptions include the rate and timing of principal and interest receipts (which may be subject to prepayments and defaults). These assumptions are updated on at least a quarterly basis to reflect changes related to a particular security, actual historical data, and market changes. These uncertainties and contingencies are difficult to predict and are subject to future events, and economic and market conditions, which may alter the assumptions. For securities acquired at a discount for credit losses, the net income recognized is based on a “loss adjusted yield” whereby a gross interest yield is recorded to Interest Income, offset by a provision for probable, incurred credit losses which is accrued on a periodic basis to Provision for Credit Losses. The provision is determined based on an evaluation of the credit status of securities, as described in connection with the analysis of impairment above.

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

Impairment of Loans

We purchase, directly and indirectly, real estate related, commercial mortgage and residential mortgage loans, including manufactured housing loans and subprime mortgage loans, to be held for investment. We periodically evaluate each of these loans or loan pools for possible impairment. Impairment is indicated when it is deemed probable that we will be unable to collect all amounts due according to the contractual terms of the loan, or, for loans acquired at a discount for credit losses, when it is deemed probable that we will be unable to collect as anticipated. Upon determination of impairment, we would establish a specific valuation allowance with a corresponding charge to earnings. We continually evaluate our loans receivable for impairment. Our residential mortgage loans, including manufactured housing loans and subprime mortgage loans, are aggregated into pools for evaluation based on like characteristics, such as loan type and acquisition date. Individual loans are evaluated based on an analysis of the borrower’s performance, the credit rating of the borrower, debt service coverage and loan to value ratios, the estimated value of the underlying collateral, the key terms of the loan, and the effect of local, industry and broader economic trends and factors. Pools of loans are also evaluated based on similar criteria, including trends in defaults and loss severities for the type and seasoning of loans being evaluated. This information is used to estimate specific impairment charges on individual loans as well as provisions for estimated unidentified incurred losses on pools of loans. Significant judgment is required both in determining impairment and in estimating the resulting loss allowance.

Our investment in the subprime mortgage loans at March 31, 2006 was considered held for sale and were therefore recorded at the lower of cost or fair value. Subsequent to the securitization of such loans in April 2006, our remaining direct investment in subprime mortgage loans was considered held for investment as described above.

Revenue Recognition on Loans

Income on these loans is recognized similarly to that on our securities and is subject to similar uncertainties and contingencies, which are also analyzed on at least a quarterly basis. For loan pools acquired at a discount for credit losses, the net income recognized is based on a “loss adjusted yield” whereby a gross interest yield is recorded to Interest Income, offset by a provision for probable, incurred credit losses which is accrued on a periodic basis to Provision for Credit Losses. The provision is determined based on an evaluation of the loans as described under “Impairment of Loans” above. A rollforward of the provision is included in Note 4 to our consolidated financial statements.

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

Accounting Treatment for Certain Investments Financed with Repurchase Agreements

We owned $337.3 million of assets purchased from particular counterparties which are financed via $293.8 million of repurchase agreements with the same counterparties at March 31, 2006. Currently, we record such assets and the related financings gross on our balance sheet, and the corresponding interest income and interest expense gross on our income statement. In addition, if the asset is a security, any change in fair value is reported through other comprehensive income (since it is considered “available for sale”).

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

This potential change in accounting treatment does not affect the economics of the transactions but does affect how the transactions are reported in our financial statements. Our cash flows, our liquidity and our ability to pay a dividend would be unchanged, and we do not believe our taxable income would be affected. Our net income and net equity would not be materially affected. In addition, this would not affect Newcastle’s status as a REIT or cause it to fail to qualify for its Investment Company Act exemption. This issue has been submitted to accounting standard setters for resolution. If we were to change our current accounting treatment for these transactions, our total assets and total liabilities would each be reduced by approximately $294 million at March 31, 2006.

RESULTS OF OPERATIONS

The following table summarizes the changes in our results of operations from the three months ended March 31, 2005 to the three months ended March 31, 2006 (dollars in thousands):

	Three Months Ended March 31, 2006/2005
	Period to Period Change	Period to Period Percent Change	Explanation
Interest income	$34,871	44.1%	(1)
Rental and escalation income	744	58.9%	(2)
Gain on sale of investments	214	12.5%	(3)
Other income	4,056	246.0%	(4)
Interest expense	28,199	57.8%	(1)
Property operating expense	125	18.0%	(2)
Loan and security servicing expense	423	26.7%	(1)
Provision for credit losses	1,295	181.9%	(5)
Provision for losses, loans held for sale	4,127	N/A	(6)
General and administrative expense	739	82.9%	(7)
Management fee to affiliate	208	6.4%	(8)
Incentive compensation to affiliate	880	44.6%	(8)
Depreciation and amortization	63	46.3%	(9)
Equity in earnings of unconsolidated subsidiaries	(658)	(35.5%)	(10)
Income from continuing operations	$3,168	11.5%

(1)	Changes in interest income and expense are primarily related to our acquisition and disposition during the periods of interest bearing assets and related financings, as follows:

	Three Months Ended March 31, 2006/2005
	Period to Period Increase (Decrease)
	Interest Income	Interest Expense
Real estate security and loan portfolios (A)	$14,745	$12,424
Agency RMBS	5,995	5,672
Subprime mortgage loan portfolio	9,588	7,093
Other real estate related loans	7,280	2,221
Other (B)	1,513	2,636
Other real estate related loans (C)	(2,363)	(1,115)
Residential mortgage loan portfolio (C)	(1,887)	(732)
	$34,871	$28,199

(A)	Represents our seventh and eighth CBO financings and the acquisition of the related collateral.

(B)	Primarily due to increasing interest rates on floating rate assets and liabilities owned during the entire period.

(C)	These loans received paydowns during the period which served to offset the amounts listed above.

Changes in loan and security servicing expense are also primarily due to these acquisitions.

(2)	These changes are primarily the result of the effect of the termination of a lease (including the acceleration of lease termination income), offset by foreign currency fluctuations.

(3)
This change is primarily a result of the volume of sales of real estate securities. Sales of real estate securities are based on a number of factors including credit, asset type and industry and can be expected to increase or decrease from time to time. Periodic fluctuations in the volume of sales of securities is dependent upon, among other things, management’s assessment of credit risk, asset concentration, portfolio balance and other factors.

(4)
This change is primarily the result of recent investments in total return swaps which we treat as non-hedge derivatives and mark to market through the income statement, as well as the $5.5 million unrealized gain on the derivative used to hedge the financing of our subprime mortgage loans, which did not qualify as a hedge for accounting purposes.

(5)
This change is primarily the result of the acquisition of manufactured housing and residential mortgage loan pools at a discount for credit quality and impairment recorded with respect to the ICH loans.

(6)
This change represents the unrealized loss on our pool of subprime mortgage loans which was considered held for sale at March 31, 2006. This loss was related to market factors and was offset by the gain described in (4) above.

(7) The increase in general and administrative expense is primarily a result of increased professional fees.

(8) The increase in management fees is a result of our increased size resulting from our equity issuances. The increase in incentive compensation is primarily a result of increased earnings.

(9) The increase in depreciation is primarily due to the acquisition of new information systems.

(10) The decrease in earnings from unconsolidated subsidiaries related to an interest in an LLC which held a portfolio of convenience and retail gas stores that was acquired with the intent to sell. All sales were completed in 2005. Note that the amounts shown are net of income taxes on related taxable subsidiaries.

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

We expect that our cash on hand and our cash flow provided by operations, as well as our credit facility, will satisfy our liquidity needs with respect to our current investment portfolio over the next twelve months. However, we currently expect to seek additional capital in order to grow our investment portfolio. We have an effective shelf registration statement with the SEC which allows us to issue various types of securities, such as common stock, preferred stock, depository shares, debt securities and warrants, from time to time, up to an aggregate of $750 million, of which approximately $311 million remained available as of March 31, 2006.

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

We expect to meet our short-term liquidity requirements generally through our cash flow provided by operations and our credit facility, as well as investment specific borrowings. In addition, at March 31, 2006 we had an unrestricted cash balance of $38.5 million and an undrawn balance of $100 million on our credit facility. Our cash flow provided by operations differs from our net income due to five primary factors: (i) accretion of discount or premium on our real estate securities and loans (including the accrual of interest and fees payable at maturity), discount on our debt obligations, deferred financing costs and interest rate cap premiums, and deferred hedge gains and losses, (ii) gains and losses from sales of assets financed with CBOs, (iii) depreciation and straight-lined rental income of our operating real estate, (iv) the provision for credit losses recorded in connection with our loan assets, and (v) unrealized gains or losses on our non-hedge derivatives, particularly our total return swaps. Proceeds from the sale of assets which serve as collateral for our CBO financings, including gains thereon, are required to be retained in the CBO structure until the related bonds are retired and are therefore not available to fund current cash needs.

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

With respect to our operating real estate, we expect to incur expenditures of approximately $4.2 million relating to tenant improvements, in connection with the inception of leases, and capital expenditures during the twelve months ending March 31, 2007.

With respect to one of our real estate related loans, we were committed to fund up to an additional $14.1 million at March 31, 2006, subject to certain conditions to be met by the borrower.

As described below, under “Interest Rate, Credit and Spread Risk,” we are subject to margin calls in connection with our assets financed with repurchase agreements. We do not expect these potential margin calls to materially affect our financial condition or results of operations.

Debt Obligations

The following tables present certain information regarding our debt obligations and related hedges as of March 31, 2006 (unaudited) (dollars in thousands):

Debt Obligation/Collateral	Month Issued	Current Face Amount	Carrying Value	Unhedged Weighted Average Funding Cost	Final Stated Maturity	Weighted Average Funding Cost (1)	Weighted Average Maturity (Years)	Face Amount of Floating Rate Debt	Collateral Carrying Value	Collateral Weighted Average Maturity (Years)	Face Amount of Floating Rate Collateral	Aggregate Notional Amount of Current Hedges
CBO Bonds Payable
Real estate securities	Jul 1999	$ 416,557	$ 413,365	6.13% (2)	Jul 2038	5.06%	2.85	$ 321,557	$ 555,490	4.77	$ -	$ 262,732
Real estate securities and loans	Apr 2002	444,000	441,185	5.79% (2)	Apr 2037	6.64%	4.21	372,000	494,240	5.61	67,613	296,000
Real estate securities and loans	Mar 2003	472,000	468,543	5.87% (2)	Mar 2038	5.23%	6.05	427,800	510,781	5.20	141,800	285,060
Real estate securities and loans	Sep 2003	460,000	455,802	5.56% (2)	Sep 2038	5.60%	6.61	442,500	501,566	4.71	170,659	207,500
Real estate securities and loans	Mar 2004	414,000	410,635	5.55% (2)	Mar 2039	5.17%	6.36	382,750	441,187	5.21	193,054	177,300
Real estate securities and loans	Sep 2004	454,500	450,761	5.51% (2)	Sep 2039	5.27%	7.01	442,500	492,325	5.50	216,427	209,373
Real estate securities and loans	Apr 2005	447,000	442,485	5.28% (2)	Apr 2040	5.30%	7.92	439,600	480,986	6.42	177,969	243,247
Real estate securities	Dec 2005	442,800	438,619	5.18% (2)	Dec 2050	5.30%	8.83	436,800	496,669	8.13	115,706	341,506
		3,550,857	3,521,395			5.45%	6.26	3,265,507	3,973,244	5.71	1,083,228	2,022,718
Other Bonds Payable
ICH loans (3)	(3)	121,156	121,156	6.73% (2)	Aug 2030	6.73%	1.47	2,003	144,937	1.54	2,003	-
Manufactured housing loans	Jan 2006	232,912	230,894	LIBOR+1.25%	Jan 2009	6.03%	2.78	232,912	257,476	5.77	6,161	231,867
		354,068	352,050			6.27%	2.33	234,915	402,413	4.29	8,164	231,867
Notes Payable
Residential mortgage loans (4)	Nov 2004	220,825	220,825	LIBOR+0.16%	Nov 2007	5.14%	0.91	220,825	245,851	2.80	240,396	-
		220,825	220,825			5.14%	0.91	220,825	245,851	2.80	240,396	-
Repurchase Agreements (4) (11)
Subprime mortgage loans (5)	Rolling	1,462,427	1,462,427	LIBOR+ 0.50%	Apr 2006 (5)	5.47%	0.02	1,462,427	1,510,022	2.49	987,684	-
Residential mortgage loans	Rolling	34,442	34,442	LIBOR+ 0.43%	Jun 2006	5.39%	0.25	34,442	36,903	2.81	35,985	-
Agency RMBS (6)	Rolling	744,794	744,794	LIBOR+ 0.13%	Apr 2006	4.60%	0.08	744,794	766,636	4.74	-	736,343
Real estate securities	Rolling	140,431	140,431	LIBOR+ 0.57%	Various (8)	4.77%	0.16	140,431	155,942	5.71	-	86,380
Real estate related loans	Rolling	292,033	292,033	LIBOR+ 0.79%	Various (8)	5.56%	0.08	292,033	417,891	2.37	418,130	-
		2,674,127	2,674,127			5.20%	0.04	2,674,127	2,887,394	3.27	1,441,799	822,723
Credit facility (7)	Jul 2005	-	-	LIBOR+ 2.50% (9)	Jul 2008	0.00%	-	-	-	0.00	-	-
Junior subordinated notes payable	Mar 2006	100,100	100,100	7.574% (10)	Apr 2036	7.62%	30.00	-	-	0.00	-	-
Total debt obligations		$ 6,899,977	$ 6,868,497			5.42%	3.82	$ 6,395,374	$ 7,508,902	4.59	$ 2,773,587	$ 3,077,308

(1)	Includes the effect of applicable hedges.
(2)	Weighted average, including floating and fixed rate classes.
(3)	See "Liquidity and Capital Resources" below regarding the consolidation of ICH CMO.
(4)	Subject to potential mandatory prepayments based on collateral value.
(5)	Repaid in April 2006 with the proceeds from a term securitization of this collateral. $400 million of this amount is nonrecourse to us.
(6)	A maximum of $1 billion is available until November 2006.
(7)	A maximum of $100 million can be drawn. This credit facility was terminated and replaced with a new facility in May 2006.
(8)	The longest maturity is June 2006.
(9)	In addition, unused commitment fees of between 0.125% and 0.250% are paid.
(10)	LIBOR + 2.25% after April 2016.
(11)
The counterparties on our repurchase agreements include: Bank of America Securities LLC ($777 million), Bear Stearns Mortgage Capital Corporation ($230 million), Greenwich Capital Markets Inc. ($1,532 million), Deutsche Bank AG ($104 million), and other ($31 million).

Our debt obligations existing at March 31, 2006 (gross of $31.5 million of discounts) had contractual maturities as follows (unaudited) (in thousands):

Period from April 1, 2006 through December 31, 2006	$2,674,127
2007	220,825
2008	-
2009	232,912
2010	-
2011	-
Thereafter	3,772,113
Total	$6,899,977

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

In July 2005, we entered into a revolving credit facility secured by a deposit account into which cash received by us from certain eligible CBO investments is deposited. This facility was terminated and replaced with a new facility in May 2006.

In January 2006, we closed on a term financing of our manufactured housing loan portfolio which provided for an initial financing amount of approximately $237.1 million. The lender received an upfront structuring fee equal to 0.75% of the initial financing amount. We entered into an interest rate swap in order to hedge our exposure to the risk of changes in market interest rates with respect to this debt.

In March 2006, a consolidated subsidiary of ours acquired a portfolio of approximately 11,300 subprime mortgage loans (the “Subprime Portfolio”) for $1.50 billion. The loans are being serviced for a fee equal to 0.50% per annum on their unpaid principal balance. This acquisition was initially funded with an approximately $1.47 billion repurchase agreement. We have entered into an interest rate swap in order to hedge our exposure to the risk of changes in market interest rates with respect to the financing of the Subprime Portfolio. This swap does not qualify as a hedge for accounting purposes.

In April 2006, Newcastle Mortgage Securities Trust 2006-1 (the “Securitization Trust”) closed on a securitization of the Subprime Portfolio. We do not consolidate the Securitization Trust. We sold the Subprime Portfolio and the related interest rate swap to the Securitization Trust. The Securitization Trust issued $1.45 billion of debt (the “Notes”). We retained $37.6 million face amount of the low investment grade Notes and all of the equity issued by the Securitization Trust. The Notes have a stated maturity of March 25, 2036. We, as holder of the equity of the Securitization Trust, have the option to redeem the Notes once the aggregate principal balance of the Subprime Portfolio is equal to or less than 20% of such balance at the date of the transfer. The proceeds from the securitization were used to repay the repurchase agreement described above.

The transaction between us and the Securitization Trust qualified as a sale for accounting purposes. However, 20% of the loans which are subject to future repurchase by us were not treated as being sold. Following the securitization, we held the following interests in the Subprime Portfolio, all valued at the date of securitization: (i) the $62.4 million equity of the Securitization Trust, (ii) the $33.7 million of retained bonds ($37.6 million face amount), which have been financed with a $28.0 million repurchase agreement, and (iii) subprime mortgage loans subject to future repurchase of $286.3 million and related financing in the amount of 100% of such loans.

In March 2006, we completed the placement of $100.0 million of trust preferred securities through our wholly owned subsidiary, Newcastle Trust I (the “Preferred Trust”). We own all of the common stock of the Preferred Trust. The Preferred Trust used the proceeds to purchase $100.1 million of our junior subordinated notes. These notes represent all of the Preferred Trust’s assets. The terms of the junior subordinated notes are substantially the same as the terms of the trust preferred securities. The trust preferred securities may be redeemed at par beginning in April 2011. We do not consolidate the Preferred Trust; as a result, we have reflected the obligation to the Preferred Trust under the caption Junior Subordinated Notes Payable.

In May 2006, we entered into a new $200.0 million revolving credit facility, secured by substantially all of our unencumbered assets and our equity interests in our subsidiaries. We paid an upfront fee of 0.25% of the total commitment. The credit facility bears interest at one month LIBOR + 1.75% and matures in November 2007. We will not incur any unused fees. We simultaneously terminated our prior credit facility and recorded an expense of $0.7 million related to deferred financing costs.

Our debt obligations contain various customary loan covenants. Such covenants do not, in management’s opinion, materially restrict our investment strategy or ability to raise capital. We are in compliance with all of our loan covenants as of March 31, 2006.

Other

We have entered into arrangements with a major investment bank to finance certain loans whereby we receive the sum of all interest, fees and any positive change in value amounts (the total return cash flows) from a reference asset with a specified notional amount, and pay interest on such notional plus any negative change in value amounts from such asset. These agreements are recorded in Derivative Assets and treated as non-hedge derivatives for accounting purposes and are therefore marked to market through income. Net interest received is recorded to Interest Income and the mark to market is recorded to Other Income. If we owned the reference assets directly, they would not be marked to market. Under the agreements, we are required to post an initial margin deposit to an interest bearing account and additional margin may be payable in the event of a decline in value of the reference asset. Any margin on deposit, less any negative change in value amounts, will be returned to us upon termination of the contract. The following table presents information on these instruments as of March 31, 2006 (dollars in thousands).

Reference Asset	Notional Amount	Margin Amount	Receive Interest Rate	Pay Interest Rate	Maturity Date	Fair Value
Term loan to a diversified real estate and finance company	$90,544	$18,109	LIBOR +3.000%	LIBOR + 0.625%	Feb 2008	$1,092
Mezzanine loan to a real estate company	15,000	5,224	LIBOR +4.985%	LIBOR + 1.350%	Jun 2007	101
Term loan to a diversified real estate company	92,847	9,270	LIBOR +1.750%	LIBOR + 0.500%	Aug 2007	970
Term loan to a retail company	100,000	19,960	LIBOR +3.000%	LIBOR + 0.500%	Dec 2008	416
Term loan and revolver to an appliance manufacturer (A)	37,168	15,517	LIBOR +6.000% (B)	LIBOR + 1.000%	Feb 2007	(809)
	$335,559	$68,080				$1,770

(A) A portion of the yield on this investment was received as an upfront fee, which was recorded as a reduction to its fair value.
(B) The revolver, which represents $1.2 million of the notional amount, receives PRIME + 1.500%.

Stockholders’ Equity

Common Stock

The following table presents information on shares of our common stock issued since December 31, 2005:

Period	Shares Issued	Range of Issue Prices (1)	Net Proceeds (millions)	Options Granted to Manager
Three Months 2006	54,000	N/A	$1.1	N/A

(1) Excludes prices of shares issued pursuant to the exercise of options and shares issued to our independent directors.

At March 31, 2006, we had 43,967,409 shares of common stock outstanding.

As of March 31, 2006, our outstanding options were summarized as follows:

Held by the Manager	1,193,439
Issued to the Manager and subsequently transferred to certain of the Manager’s employees	550,368
Held by directors	14,000
Total	1,757,807

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

Other Comprehensive Income

During the three months ended March 31, 2006, our accumulated other comprehensive income changed due to the following factors (in thousands):

Accumulated other comprehensive income, December 31, 2005	$45,564
Net unrealized (loss) on securities	(36,554)
Reclassification of net realized (gain) on securities into earnings	(29)
Foreign currency translation	(34)
Net unrealized gain on derivatives designated as cash flow hedges	56,145
Reclassification of net realized (gain) on derivatives designated as cash flow hedges into earnings	(415)

Accumulated other comprehensive income, March 31, 2006	$64,677

Our book equity changes as our real estate securities portfolio and derivatives are marked-to-market each quarter, among other factors. The primary causes of mark-to-market changes are changes in interest rates and credit spreads. During the period, increasing interest rates and tightening credit spreads resulted in a net increase in unrealized gains on our real estate securities and derivatives. In an environment of widening credit spreads and increasing interest rates, we believe our new investment activities will benefit. While such an environment will likely result in a decrease in the fair value of our existing securities portfolio and, therefore, reduce our book equity and ability to realize gains on such existing securities, it will not directly affect our earnings or our cash flow or our ability to pay dividends.

Common Dividends Paid

Declared for the Period Ended	Paid	Amount Per Share
March 31, 2006	April 28, 2006	$0.625

Cash Flow

Net cash flow provided by (used in) operating activities decreased from $16.2 million for the three months ended March 31, 2005 to ($1,470.4 million) for the three months ended March 31, 2006. This change primarily resulted from the acquisition and settlement of our investments as described above.

Investing activities (used) ($135.7 million) and ($359.2 million) during the three months ended March 31, 2006 and 2005, respectively. Investing activities consisted primarily of investments made in certain real estate securities and other real estate related assets, net of proceeds from the sale or settlement of investments.

Financing activities provided $1,623.3 million and $333.9 million during the three months ended March 31, 2006 and 2005, respectively. The equity issuances, borrowings and debt issuances described above served as the primary sources of cash flow from financing activities. Offsetting uses included the payment of related deferred financing costs, the purchase of hedging instruments, the payment of dividends, and the repayment of debt as described above.

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

Our real estate securities are also subject to spread risk. Our fixed rate securities are valued based on a market credit spread over the rate payable on fixed rate U.S. Treasuries of like maturity. In other words, their value is dependent on the yield demanded on such securities by the market based on their credit relative to U.S. Treasuries. Excessive supply of such securities combined with reduced demand will generally cause the market to require a higher yield on such securities, resulting in the use of a higher (or “wider”) spread over the benchmark rate (usually the applicable U.S. Treasury security yield) to value such securities. Under such conditions, the value of our real estate securities portfolio would tend to decline. Conversely, if the spread used to value such securities were to decrease (or “tighten”), the value of our real estate securities portfolio would tend to increase. Our floating rate securities are valued based on a market credit spread over LIBOR and are affected similarly by changes in LIBOR spreads. Such changes in the market value of our real estate securities portfolio may affect our net equity, net income or cash flow directly through their impact on unrealized gains or losses on available-for-sale securities, and therefore our ability to realize gains on such securities, or indirectly through their impact on our ability to borrow and access capital. If the value of our securities subject to repurchase agreements were to decline, it could affect our ability to refinance such securities upon the maturity of the related repurchase agreements, adversely impacting our rate of return on such securities. See “ Quantitative and Qualitative Disclosures About Market Risk - Credit Spread Exposure” below.

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

Any credit or spread losses incurred with respect to our loan portfolios would affect us in the same way as similar losses on our real estate securities portfolio as described above, except that our loan portfolios are not marked to market. Accordingly, unless there is a material impairment in value that would result in a payment not being received on a loan, changes in the value of our loan portfolio will not directly affect our recurring earnings or ability to pay dividends.

Statistics  (dollars in thousands)

	Total Portfolio (1)		Core Investment Portfolio (2)
	March 31, 2006	December 31, 2005	March 31, 2006	December 31, 2005
Face amount	$7,754,510	$6,111,464	$6,977,785	$5,413,142
Percentage of total assets (3) (4)	93%	92%	82%	80%
Weighted average asset yield (3)	7.01%	6.59%	7.32%	6.85%
Weighted average liability cost (3)	5.52%	5.12%	5.67%	5.22%
Weighted average net spread (3)	1.49%	1.47%	1.65%	1.63%

(1)	Excluding the ICH loans.
(2)	Excluding the ICH loans and Agency RMBS.
(3)	March 31, 2006 has been adjusted to reflect the subprime mortgage loans and related financing on a pro forma basis, as they would be reflected subsequent to their securitization in April 2006.
(4)	Represents unamortized cost as a percentage of total assets.

As of March 31, 2006, our core investment portfolio (as defined above), excluding residential and subprime mortgage loans, had an overall weighted average credit rating of approximately BB+, and approximately 67% had an investment grade rating (BBB- or higher).

Our real estate securities and loan portfolios are diversified by asset type, industry, location and issuer. At March 31, 2006, our core investment portfolio (as defined above), excluding residential and subprime mortgage loans, had 538 real estate securities and loans. The largest investment this portfolio was $110 million and its average investment size was $9.2 million at March 31, 2006. The weighted average credit spread on this portfolio (i.e. the yield premium on our investments over the comparable U.S. Treasury rate or LIBOR) was 2.60% as of March 31, 2006. Furthermore, our real estate securities are supported by pools of underlying loans. For instance, our CMBS investments had over 21,000 underlying loans at March 31, 2006. We expect that this diversification helps to minimize the risk of capital loss, and will also enhance the terms of our financing structures.

At March 31, 2006, our residential and subprime mortgage loan portfolios were characterized by high credit quality borrowers with a weighted average FICO score of 637 at origination. As of March 31, 2006, approximately $240.4 million of the unpaid principal balance of our residential mortgage loans were held in securitized form, of which over 89% of the principal balance was AAA rated.

Our loan portfolios are diversified by geographic location and by borrower. Our residential, manufactured housing and subprime mortgage loans were well diversified with 785 loans, 6,752 loans and 11,272 loans, respectively, at March 31, 2006. We believe that this diversification also helps to minimize the risk of capital loss.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2006, we had no material off-balance sheet arrangements.

We did have the following arrangements which do not meet the definition of off-balance sheet arrangements, but do have some of the characteristics of off-balance sheet arrangements.

We are party to total rate of return swaps which are treated as non-hedge derivatives. For further information on these investments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

We have made investments in three unconsolidated subsidiaries. See Note 2 to our consolidated financial statements.

In each case, our exposure to loss is limited to the carrying value of our investment, except for the total rate of return swaps where our exposure to loss is limited to their carrying value plus their notional amount.

In April 2006, we securitized our portfolio of subprime mortgage loans. 80% of this transaction was treated as an off-balance sheet financing as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

CONTRACTUAL OBLIGATIONS

During the first three months of 2006, we had all of the material contractual obligations referred to in our annual report on Form 10-K for the year ended December 31, 2005, as well as the following:

Contract Category	Change
Non-hedge derivative obligations	We entered into an additional total return swap, as well as a hedge of the financing of our subprime mortgage loan portfolio which did not qualify for hedge accounting.
Other bonds payable	The portfolio of manufactured housing loans was refinanced.
Repurchase agreements	We entered into the interim financing for our subprime mortgage loans.
Junior subordinated notes payable	We issued the junior subordinated notes payable in connection with the issuance of trust preferred securities by our unconsolidated, wholly owned subsidiary.
Interest rate swaps, treated as hedges	Certain floating rate debt issuances, including those described above, as well as certain assets, were hedged with interest rate swaps.
Loan servicing agreements	We renewed the agreement related to our manufactured housing loan portfolio at the same terms, and entered into an agreement related to our subprime mortgage loan portfolio.

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

Funds from Operations (FFO) is calculated as follows (unaudited) (in thousands):

For the Three Months Ended March 31, 2006
Income available for common stockholders	$28,591
Operating real estate depreciation	131
Funds from Operations (FFO)	$28,722

Funds from Operations was derived from our segments as follows (unaudited) (in thousands):

	Book Equity at March 31, 2006	Average Invested Common Equity for the Three Months Ended March 31, 2006(2)	FFO for the Three Months Ended March 31, 2006	Return on Invested Common Equity (ROE) (3)
Real estate securities and real estate related loans	$832,814	$809,690	$32,879	16.2%
Residential mortgage loans	94,975	74,714	4,638	24.8%
Operating real estate	44,651	45,185	2,052	18.2%
Unallocated (1)	(196,822)	(142,579)	(10,847)	N/A
Total (2)	775,618	$787,010	$28,722	14.6%
Preferred stock	102,500
Accumulated depreciation	(3,518)
Accumulated other comprehensive income	64,677
Net book equity	$939,277

(1)	Unallocated FFO represents ($2,328) of preferred dividends, ($839) of interest on our credit facility, and ($7,680) of corporate general and administrative expense, management fees and incentive compensation for the three months ended March 31, 2006.
(2)	Invested common equity is equal to book equity excluding preferred stock, accumulated depreciation and accumulated other comprehensive income.
(3)	FFO divided by average invested common equity, annualized.

RELATED PARTY TRANSACTIONS

As of December 31, 2005, we owned an aggregate of approximately $48.5 million of securities of Global Signal Trust I and II, special purpose vehicles established by Global Signal Inc., which were purchased in private placements from underwriters in January 2004 and April 2005. Our CEO and chairman of our board of directors is the chairman of the board of Global Signal, Inc. and private equity funds managed by an affiliate of our manager own a significant portion of Global Signal Inc.’s common stock. In February 2006, we purchased from an underwriter $91.0 million face amount of BBB- and BB+ rated securities of Global Signal Trust III, a special purpose vehicle established by Global Signal, Inc. Pursuant to an underwritten 144A offering, approximately $1,550.0 million of Global Signal Trust III securities were issued in 8 classes, rated AAA through BB+, of which the BBB- and BB+ classes aggregated $188.3 million. The balance of the BBB- and BB+ securities were sold on identical terms to third parties. A portion of the proceeds were used to repay Global Signal, Inc. debt, including $31.5 million of the Global Signal Trust I securities we owned, and to fund the prepayment penalty associated with this debt.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the exposure to loss resulting from changes in interest rates, credit spreads, foreign currency exchange rates, commodity prices and equity prices. The primary market risks that we are exposed to are interest rate risk and credit spread risk. These risks are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. All of our market risk sensitive assets, liabilities and related derivative positions are for non-trading purposes only. For a further understanding of how market risk may affect our financial position or operating results, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations − Application of Critical Accounting Policies.”

Interest Rate Exposure

Our primary interest rate exposures relate to our real estate securities, loans, floating rate debt obligations, interest rate swaps, and interest rate caps. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest-earning assets and the interest expense incurred in connection with our interest-bearing liabilities and hedges. Changes in the level of interest rates also can affect, among other things, our ability to acquire real estate securities and loans at attractive prices, the value of our real estate securities, loans and derivatives, and our ability to realize gains from the sale of such assets. While our strategy is to utilize interest rate swaps, caps and match funded financings in order to limit the effects of changes in interest rates on our operations, there can be no assurance that our profitability will not be adversely affected during any period as a result of changing interest rates. In the event of a significant rising interest rate environment and/or economic downturn, loan and collateral defaults may increase and result in credit losses that would adversely affect our liquidity and operating results. As of March 31, 2006, excluding our net investment in subprime mortgage loans which was securitized in April 2006, a 100 basis point increase in short term interest rates would increase our earnings by approximately $0.7 million per annum.

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

Interest rate changes may also impact our net book value as our real estate securities and related hedge derivatives are marked to market each quarter. Our loan investments and debt obligations are not marked to market. Generally, as interest rates increase, the value of our fixed rate securities decreases, and as interest rates decrease, the value of such securities will increase. In general, we would expect that over time, decreases in the value of our real estate securities portfolio attributable to interest rate changes will be offset to some degree by increases in the value of our swaps, and vice versa. However, the relationship between spreads on securities and spreads on swaps may vary from time to time, resulting in a net aggregate book value increase or decline. Our real estate securities portfolio is largely financed to maturity through long-term CBO financings that are not redeemable as a result of book value changes. Accordingly, unless there is a material impairment in value that would result in a payment not being received on a security, changes in the book value of our portfolio will not directly affect our recurring earnings or our ability to pay dividends. As of March 31, 2006, excluding our net investment in subprime mortgage loans which was securitized in April 2006, a 100 basis point change in short term interest rates would impact our net book value by approximately $46.7 million.

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

Any decreases in the value of our loan portfolios due to spread changes would affect us in the same way as similar changes to our real estate securities portfolio as described above, except that our loan portfolios are not marked to market.

As of March 31, 2006, excluding our net investment in subprime mortgage loans which was securitized in April 2006, a 25 basis point movement in credit spreads would impact our net book value by approximately $51.5 million, but would not directly affect our earnings or cash flow.

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

Fair Values

Fair values for a majority of our investments are readily obtainable through broker quotations. For certain of our financial instruments, fair values are not readily available since there are no active trading markets as characterized by current exchanges between willing parties. Accordingly, fair values can only be derived or estimated for these instruments using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated future cash flows is inherently subjective and imprecise. We note that minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values, and that the fair values reflected below are indicative of the interest rate and credit spread environments as of March 31, 2006 and do not take into consideration the effects of subsequent interest rate or credit spread fluctuations.

We note that the values of our investments in real estate securities, loans and derivative instruments, primarily interest rate hedges on our debt obligations, are sensitive to changes in market interest rates, credit spreads and other market factors. The value of these investments can vary, and has varied, materially from period to period.

Interest Rate and Credit Spread Risk

We held the following interest rate and credit spread risk sensitive instruments at March 31, 2006 (unaudited) (dollars in thousands):

	Carrying Value	Principal Balance or Notional Amount	Weighted Average Yield/Funding Cost	Maturity Date	Fair Value
Assets:

Real estate securities, available for sale (1)	$4,732,563	$4,814,471	6.34%	(1)	$4,732,563
Real estate related loans (2)	670,938	672,022	8.99%	(2)	673,589
Residential mortgage loans (3)	540,231	547,801	6.56%	(3)	538,588
Subprime mortgage loans, held for sale (3)	1,510,022	1,502,181	7.18%	(3)	1,510,022
Interest rate caps, treated as hedges (4)	2,127	342,351	N/A	(4)	2,127
Total return swaps (5)	1,770	335,559	N/A	(5)	1,770

Liabilities:

CBO bonds payable (6)	3,521,395	3,550,857	5.45%	(6)	3,577,420
Other bonds payable (7)	352,050	354,068	6.27%	(7)	353,491
Notes payable (8)	220,825	220,825	5.14%	(8)	220,825
Repurchase agreements (9)	2,674,127	2,674,127	5.20%	(9)	2,674,127
Credit facility (10)	-	-	N/A	N/A	-
Junior subordinated notes payable (11)	100,100	100,100	7.62%	(11)	100,100
Interest rate swaps, treated as hedges (12)	(91,123)	3,077,308	N/A	(12)	(91,123)
Non-hedge derivatives (13)	(5,932)	1,573,061	N/A	(13)	(5,932)

(1)
These securities contain various terms, including fixed and floating rates, self-amortizing and interest only. Their weighted average maturity is 5.59 years. The fair value of these securities is estimated by obtaining third party broker quotations, if available and practicable, and counterparty quotations.

(2)	Represents the following loans:

Loan Type	Current Face Amount	Carrying Value	Weighted Avg. Yield	Weighted Average Maturity (Years)	Floating Rate Loans as a % of Carrying Value	Fair Value
B-Notes	$38,568	$38,964	7.84%	3.14	51.3%	$40,631
Mezzanine Loans	445,200	444,904	8.79%	2.30	100.0%	445,155
Bank Loans	21,977	21,993	7.13%	1.86	100.0%	22,198
Real Estate Loans	20,917	20,140	20.02%	1.75	0.0%	20,668
ICH Loans	145,360	144,937	8.64%	1.54	1.4%	144,937
	$672,022	$670,938	8.99%	2.15	72.9%	$673,589

The ICH loans were valued by discounting expected future cash flows by the loans’ effective rate at acquisition. The rest of the loans were valued by obtaining third party broker quotations, if available and practicable, and counterparty quotations.

(3)
This aggregate portfolio of residential loans consists of a portfolio of floating rate residential mortgage loans, a portfolio of mostly floating rate subprime mortgage loans, and a portfolio of primarily fixed rate manufactured housing loans. The $282.8 million portfolio of residential mortgage loans has a weighted average maturity of 2.80 years. The $257.5 million manufactured housing loan portfolio has a weighted average maturity of 5.77 years. The $1,510.0 million portfolio of subprime mortagage loans has a weighted average maturity of 2.49 years. The residential mortgage loans and manufactured housing loans were valued by discounting expected future receipts by a rate calculated based on current market conditions for comparable financial instruments, including market interest rates and credit spreads. The subprime mortgage loans were valued by obtaining a third party broker quotation.

(4)	Represents cap agreements as follows:

Notional Balance	Effective Date	Maturity Date	Capped Rate	Strike Rate	Fair Value
$262,732	Current	March 2009	1-Month LIBOR	6.50%	$180
18,000	January 2010	October 2015	3-Month LIBOR	8.00%	338
8,619	December 2010	June 2015	3-Month LIBOR	7.00%	583
53,000	May 2011	September 2015	1-Month LIBOR	7.50%	1,026
$342,351					$2,127

The fair value of these agreements is estimated by obtaining counterparty quotations.

(5)
Represents total rate of return swaps which are treated as non-hedge derivatives. The fair value of these agreements, which is included in Derivative Assets, is estimated by obtaining counterparty quotations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for a further discussion of these swaps.

(6)
These bonds were valued by discounting expected future cash flows by a rate calculated based on current market conditions for comparable financial instruments, including market interest rates and credit spreads. The weighted average maturity of the CBO bonds payable is 6.26 years. The CBO bonds payable amortize principal prior to maturity based on collateral receipts, subject to reinvestment requirements.

(7)
The ICH bonds amortize principal prior to maturity based on collateral receipts and have a weighted average maturity of 1.47 years. These bonds were valued by discounting expected future cash flows by a rate calculated based on current market conditions for comparable financial instruments, including market interest rates and credit spreads. The manufactured housing loan bonds have a weighted average maturity of 2.78 years and bear a floating rate of interest. These bonds were issued in January 2006 and we believe the credit spread is still a market credit spread. Accordingly, the carrying amount outstanding is believed to approximate fair value.

(8)
The residential mortgage loan financing has a weighted average maturity of 0.91 years, bears a floating rate of interest, and is subject to adjustment monthly based on the market value of the loan portfolio. This financing was valued by discounting expected future cash flows by a rate calculated based on current market conditions for comparable financial instruments, including market interest rates and credit spreads.

(9)
These agreements bear floating rates of interest, which reset monthly or quarterly to a market credit spread, and we believe that, for similar financial instruments with comparable credit risks, the effective rates approximate market rates. Accordingly, the carrying amounts outstanding are believed to approximate fair value. These agreements have a weighted average maturity of 0.04 years.

(10)	There were no amounts outstanding on the credit facility.

(11)
These notes have a weighted average maturity of 30.0 years. This financing closed in late March 2006. As a result, the carrying amount outstanding at March 31, 2006 is believed to approximate fair value.

(12)	Represents current swap agreements as follows (in thousands):

Notional Balance	Maturity Date	Swapped Rate	Fixed Rate	Fair Value
$262,732	March 2009	1-Month LIBOR*	3.1250%	$(11,427)
290,000	April 2011	3-Month LIBOR	5.9325%	7,230
6,000	February 2011	3-Month LIBOR	5.0790%	(49)
276,060	March 2013	3-Month LIBOR	3.8650%	(19,950)
9,000	February 2011	3-Month LIBOR	5.0790%	(74)
192,500	March 2015	1-Month LIBOR	4.8880%	(3,812)
15,000	February 2011	1-Month LIBOR	5.0610%	(126)
165,300	March 2014	3-Month LIBOR	3.9945%	(12,256)
12,000	February 2011	3-Month LIBOR	5.0780%	(100)
189,373	September 2014	3-Month LIBOR	4.3731%	(11,863)
20,000	February 2011	3-Month LIBOR	5.0780%	(168)
243,247	March 2015	1-Month LIBOR	4.8495%	(6,980)
307,355	December 2015	1-Month LIBOR	4.9885%	(7,167)
34,151	December 2015	1-Month LIBOR	5.0098%	(1,095)
177,310	January 2016	1-Month LIBOR	4.8140%	(3,240)
54,557	January 2016	1-Month LIBOR	4.7940%	(1,040)
5,000	November 2008	1-Month LIBOR	3.5400%	(202)
4,500	November 2018	1-Month LIBOR	4.4800%	(173)
40,000	January 2009	1-Month LIBOR	3.6500%	(1,611)
12,000	January 2015	1-Month LIBOR	4.5100%	(682)
64,884	October 2009	1-Month LIBOR	3.7150%	(2,208)
61,716	September 2009	1-Month LIBOR	3.7090%	(2,079)
21,246	December 2009	1-Month LIBOR	3.8290%	(687)
7,201	August 2009	1-Month LIBOR	4.0690%	(181)
20,893	February 2010	1-Month LIBOR	4.1030%	(558)
32,809	April 2010	1-Month LIBOR	4.5310%	(550)
28,431	March 2010	1-Month LIBOR	4.5260%	(473)
23,954	April 2010	1-Month LIBOR	4.1640%	(618)
40,623	March 2010	1-Month LIBOR	4.0910%	(1,118)
41,719	May 2010	1-Month LIBOR	3.9900%	(1,269)
20,841	April 2010	1-Month LIBOR	3.9880%	(627)
36,216	September 2010	1-Month LIBOR	4.3980%	(767)
17,683	September 2010	1-Month LIBOR	4.4300%	(362)
42,723	August 2010	1-Month LIBOR	4.4865%	(806)
26,799	August 2010	1-Month LIBOR	4.4210%	(559)
20,490	June 2010	1-Month LIBOR	4.4870%	(387)
21,580	August 2010	1-Month LIBOR	4.4900%	(415)
42,347	July 2010	1-Month LIBOR	4.4290%	(861)
58,759	December 2010	1-Month LIBOR	4.7110%	(713)
28,550	January 2011	1-Month LIBOR	5.0720%	(123)
28,623	January 2011	1-Month LIBOR	5.0700%	(135)
23,697	January 2011	1-Month LIBOR	5.0760%	(100)
24,559	February 2011	1-Month LIBOR	5.2000%	(26)
6,245	March 2016	3-Month LIBOR	5.2699%	(58)
15,100	January 2016	3-Month LIBOR	4.8546%	(604)
3,535	March 2016	3-Month LIBOR	5.1930%	(54)
$3,077,308				$(91,123)
* up to 6.50%

The fair value of these agreements is estimated by obtaining counterparty quotations. A positive fair value represents a liability; therefore, we have a net swap asset.

(13) These are two essentially offsetting interest rate caps and two essentially offsetting interest rate swaps, each with notional amounts of $32.5 million, an interest rate cap with a notional balance of $17.5 million, four interest rate swaps with an aggregate notional amount of $24.8 million, and the swap related to the financing of our portfolio of subprime mortgage loans with a notional amount of $1,400.8 million. The maturity date of the purchased swap is July 2009; the maturity date of the sold swap is July 2014, the maturity date of the $32.5 million caps is July 2038, the maturity date of the $17.5 million cap is July 2009, the maturity dates of the four swaps range from November 2008 through January 2009, and the maturity date of the swap related to the financing of our portfolio of subprime mortgage loans is October 2011. The fair value of these agreements is estimated by obtaining counterparty quotations. A positive fair value represents a liability; therefore, we have a net non-hedge derivative asset.

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

(b)
Internal Control Over Financial Reporting. During the fiscal quarter to which this report relates, the Company began using a significant new system function with respect to one of its information technology systems in a live environment. As a result of, and in conjunction with, the implementation of this function, the Company implemented certain new internal controls and modified others. The nature of these new or modified internal controls did not have a material impact on the Company’s financial reporting. No other changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not party to any material legal proceedings.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the registrant’s Form 10-K for the year ended December, 31, 2005.

CAUTIONARY STATEMENTS

The information contained in this quarterly report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our company. We urge you to carefully review and consider the various disclosures made by us in this report and in our other filings with the Securities and Exchange Commission (“SEC”), including our annual report on Form 10-K for the year ended December 31, 2005, that discuss our business in greater detail.

This report contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, the operating performance of our investments, the stability of our earnings, and our financing needs. Forward-looking statements are generally identifiable by use of forward-looking terminology such as "may," "will," "should," "potential," "intend," "expect," "endeavor," "seek," "anticipate," "estimate," "overestimate," "underestimate," "believe," "could," "project," "predict," "continue" or other similar words or expressions. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to, our ability to take advantage of opportunities in additional asset classes at attractive risk-adjusted prices, our ability to deploy capital accretively, the risks that default and recovery rates on our loan portfolios exceed our underwriting estimates, the relationship between yields on assets which are paid off and yields on assets in which such monies can be reinvested, the relative spreads between the yield on the assets we invest in and the cost of financing, changes in economic conditions generally and the real estate and bond markets specifically; adverse changes in the financing markets we access affecting our ability to finance our real estate securities portfolios in general or particular real estate related assets, or in a manner that maintains our historic net spreads; changes in interest rates and/or credit spreads, as well as the success of our hedging strategy in relation to such changes; the quality and size of the investment pipeline and the rate at which we can invest our cash, including cash inside our CBOs; impairments in the value of the collateral underlying our real estate securities, real estate related loans and residential mortgage loans and the relation of any such impairments to our judgments as to whether changes in the market value of our securities, loans or real estate are temporary or not and whether circumstances bearing on the value of such assets warrant changes in carrying values; legislative/regulatory changes; completion of pending investments; the availability and cost of capital for future investments; competition within the finance and real estate industries; and other risks detailed from time to time in our SEC reports. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect our management's views as of the date of this report. The factors noted above could cause our actual results to differ significantly from those contained in any forward-looking statement. For a discussion of our critical accounting policies, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Application of Critical Accounting Policies."

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

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

3.1	Articles of Amendment and Restatement (incorporated by reference to the Registrant's Registration Statement on Form S-11 (File No. 333-90578), Exhibit 3.1).

3.2	Articles Supplementary Relating to the Series B Preferred Stock (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003, Exhibit 3.3).

3.3	Articles Supplementary Relating to the Series C Preferred Stock (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 3.3, filed on October 25, 2005).

3.4	Amended and Restated By-laws (incorporated by reference to the Registrant's Registration Statement on Form 8-K, Exhibit 3.1, filed on May 5, 2006).

4.1
Rights Agreement between the Registrant and American Stock Transfer and Trust Company, as Rights Agent, dated October 16, 2002 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2002, Exhibit 4.1).

10.1
Amended and Restated Management and Advisory Agreement by and among the Registrant and Fortress Investment Group LLC, dated June 23, 2003 (incorporated by reference to the Registrant’s Registration Statement on Form S-11 (File No. 333-106135), Exhibit 10.1).

10.2
Newcastle Investment Corp. Nonqualified Stock Option and Incentive Award Plan Amended and Restated Effective as of February 11, 2004 (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, Exhibit 10.2).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

NEWCASTLE INVESTMENT CORP.
(Registrant)

By: /s/ Wesley R. Edens Name: Wesley R. Edens Title: Chairman of the Board Chief Executive Officer Date: May 10, 2006

By: /s/ Debra A. Hess Name: Debra A. Hess Title: Chief Financial Officer Date: May 10, 2006