Form 10-Q
period 2006-06-30
NEWCASTLE INVESTMENT CORP
filed 2006-08-09
CIK 1175483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ___________________ to __________________

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

              ______________________________________________________________
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

Common stock, $0.01 par value per share: 43,999,817 shares outstanding as of August 5, 2006.

NEWCASTLE INVESTMENT CORP.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	June 30, 2006 (Unaudited)	December 31, 2005
Assets
Real estate securities, available for sale	$5,036,880	$4,554,519
Real estate related loans, net	822,973	615,551
Residential mortgage loans, net	489,096	600,682
Subprime mortgage loans subject to future repurchase - Note 5	286,917	-
Investments in unconsolidated subsidiaries	28,839	29,953
Operating real estate, net	30,008	16,673
Cash and cash equivalents	10,044	21,275
Restricted cash	257,593	268,910
Derivative assets	136,112	63,834
Receivables and other assets	41,013	38,302
	$7,139,475	$6,209,699
Liabilities and Stockholders' Equity

Liabilities
CBO bonds payable	$3,521,926	$3,530,384
Other bonds payable	333,108	353,330
Notes payable	185,639	260,441
Repurchase agreements	1,621,082	1,048,203
Financing of subprime mortgage loans subject to future repurchase - Note 5	286,917	-
Credit facility	50,500	20,000
Junior subordinated notes payable (security for trust preferred)	100,100	-
Derivative liabilities	6,429	18,392
Dividends payable	30,152	29,052
Due to affiliates	6,844	8,783
Accrued expenses and other liabilities	56,430	23,111
	6,199,127	5,291,696
Stockholders' Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized, 2,500,000 shares of 9.75% Series B Cumulative Redeemable Preferred Stock and 1,600,000
shares of 8.05% Series C Cumulative Redeemable Preferred Stock, liquidation
preference $25.00 per share, issued and outstanding	102,500	102,500
Common stock, $0.01 par value, 500,000,000 shares authorized, 43,999,817 and
43,913,409 shares issued and outstanding at June 30, 2006 and
December 31, 2005, respectively	440	439
Additional paid-in capital	784,234	782,735
Dividends in excess of earnings	(12,022)	(13,235)
Accumulated other comprehensive income	65,196	45,564
	940,348	918,003
	$7,139,475	$6,209,699

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(dollars in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues
Interest income	$124,209	$86,978	$238,116	$166,014
Rental and escalation income	774	1,715	2,782	2,979
Gain on sale of investments, net	5,493	3,635	7,421	5,349
Other income, net	(1,449)	(263)	4,256	1,386
	129,027	92,065	252,575	175,728
Expenses
Interest expense	87,909	55,791	164,874	104,557
Property operating expense	949	540	1,767	1,233
Loan and security servicing expense	1,402	1,580	3,408	3,163
Provision for credit losses	1,179	1,187	3,186	1,899
Provision for losses, loans held for sale - Note 5	-	-	4,127	-
General and administrative expense	1,161	1,326	2,791	2,217
Management fee to affiliate	3,474	3,316	6,945	6,579
Incentive compensation to affiliate	2,834	883	5,686	2,855
Depreciation and amortization	278	135	477	271
	99,186	64,758	193,261	122,774
Income before equity in earnings of unconsolidated subsidiaries	29,841	27,307	59,314	52,954
Equity in earnings of unconsolidated subsidiaries	1,215	1,438	2,410	3,524
Income taxes on related taxable subsidiaries	-	(45)	-	(278)
Income from continuing operations	31,056	28,700	61,724	56,200
Income from discontinued operations	(26)	781	225	1,965
Net Income	31,030	29,481	61,949	58,165
Preferred dividends	(2,329)	(1,524)	(4,657)	(3,047)
Income Available For Common Stockholders	$28,701	$27,957	$57,292	$55,118
Net Income Per Share of Common Stock
Basic	$0.65	$0.64	$1.30	$1.27
Diluted	$0.65	$0.63	$1.30	$1.26
Income from continuing operations per share of common stock, after preferred dividends
Basic	$0.65	$0.62	$1.29	$1.22
Diluted	$0.65	$0.61	$1.29	$1.21
Income from discontinued operations per share of common stock
Basic	$(0.00)	$0.02	$0.01	$0.05
Diluted	$(0.00)	$0.02	$0.01	$0.05
Weighted Average Number of Shares of
Common Stock Outstanding
Basic	43,990,635	43,768,381	43,967,854	43,496,597
Diluted	44,071,310	44,127,381	44,067,645	43,879,606
Dividends Declared per Share of Common Stock	$0.650	$0.625	$1.275	$1.250

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
FOR THE SIX MONHTS ENDED JUNE 30, 2006 AND 2005
(dollars in thousands, except share data)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Dividends in Excess of Earnings	Accum. Other Comp. Income	Total Stock-holders' Equity
Stockholders' equity - December 31, 2005	4,100,000	$102,500	43,913,409	$439	$782,735	$(13,235)	$45,564	$918,003
Dividends declared	-	-	-	-	-	(60,736)	-	(60,736)
Exercise of common stock options	-	-	84,000	1	1,439	-	-	1,440
Issuance of common stock to directors	-	-	2,408	-	60	-	-	60
Comprehensive income:
Net income	-	-	-	-	-	61,949	-	61,949
Net unrealized (loss) on securities	-	-	-	-	-	-	(73,164)	(73,164)
Reclassification of net realized (gain) on securities into earnings	-	-	-	-	-	-	(1,694)	(1,694)
Foreign currency translation	-	-	-	-	-	-	795	795
Net unrealized gain on derivatives designated as cash flow hedges	-	-	-	-	-	-	96,649	96,649
Reclassification of net realized (gain) on derivatives designated as cash flow hedges into earnings	-	-	-	-	-	-	(2,954)	(2,954)
Total comprehensive income								81,581
Stockholders' equity - June 30, 2006	4,100,000	$102,500	43,999,817	$440	$784,234	$(12,022)	$65,196	$940,348
Stockholders' equity - December 31, 2004	2,500,000	$62,500	39,859,481	$399	$676,015	$(13,969)	$71,770	$796,715
Dividends declared	-	-	-	-	-	(57,769)	-	(57,769)
Issuance of common stock	-	-	3,300,000	33	96,537	-	-	96,570
Exercise of common stock options	-	-	628,330	6	9,491	-	-	9,497
Issuance of common stock to directors	-	-	2,008	-	60	-	-	60
Comprehensive income:
Net income	-	-	-	-	-	58,165	-	58,165
Net unrealized gain on securities	-	-	-	-	-	-	25,302	25,302
Reclassification of net realized (gain) on securities into earnings	-	-	-	-	-	-	(1,936)	(1,936)
Foreign currency translation	-	-	-	-	-	-	(2,154)	(2,154)
Reclassification of net realized foreign currency translation into earnings	-	-	-	-	-	-	(626)	(626)
Net unrealized (loss) on derivatives designated as cash flow hedges	-	-	-	-	-	-	(13,849)	(13,849)
Reclassification of net realized (gain) on derivatives designated as cash flow hedges into earnings	-	-	-	-	-	-	1,274	1,274
Total comprehensive income								66,176
Stockholders' equity - June 30, 2005	2,500,000	$62,500	43,789,819	$438	$782,103	$(13,573)	$79,781	$911,249

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)
(dollars in thousands)

	Six Months Ended June 30,
	2006	2005
Cash Flows From Operating Activities
Net income	$61,949	$58,165
Adjustments to reconcile net income to net cash provided by (used in) operating activities
(inclusive of amounts related to discontinued operations):
Depreciation and amortization	477	445
Accretion of discount and other amortization	(11,969)	956
Equity in earnings of unconsolidated subsidiaries	(2,410)	(3,524)
Distributions of earnings from unconsolidated subsidiaries	2,410	3,524
Deferred rent	(1,057)	(1,063)
Gain on sale of investments	(7,784)	(6,972)
Unrealized gain on non-hedge derivatives and hedge ineffectiveness	(4,167)	(2,780)
Provision for credit losses	3,186	1,899
Provision for losses, loans held for sale	4,127	-
Purchase of loans held for sale - Note 5	(1,511,086)	-
Sale of loans held for sale - Note 5	1,507,588	-
Non-cash directors' compensation	60	60
Change in:
Restricted cash	10,958	(6,709)
Receivables and other assets	2,633	3,986
Due to affiliates	(1,939)	(5,000)
Accrued expenses and other liabilities	3,687	48,756
Net cash provided by (used in) operating activities	56,663	91,743
Cash Flows From Investing Activities
Purchase of real estate securities	(807,396)	(687,864)
Proceeds from sale of real estate securities	273,062	56,521
Deposit on real estate securities (treated as a derivative)	-	(17,692)
Purchase of and advances on loans	(407,862)	(406,209)
Proceeds from settlement of loans	-	401
Repayments of loan and security principal	291,759	304,401
Return of margin deposits on derivative instruments	30,350	-
Margin deposits on total rate of return swaps (treated as derivative instruments)	(30,060)	(26,322)
Return of margin deposits on total rate of return swaps (treated as derivative instruments)	23,593	-
Proceeds from termination of derivative instruments	17,955	763
Proceeds from sale of derivative instruments into Securitization Trust - Note 5	5,623	-
Payments on settlement of derivative instruments	-	(1,112)
Purchase and improvement of operating real estate	(806)	(192)
Proceeds from sale of operating real estate	-	52,329
Contributions to unconsolidated subsidiaries	(100)	-
Distributions of capital from unconsolidated subsidiaries	1,214	7,539
Payment of deferred transaction costs	-	(39)
Net cash used in investing activities	(602,668)	(717,476)

Continued on Page 5

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)
(dollars in thousands)

	Six Months Ended June 30,
	2006	2005
Cash Flows From Financing Activities
Issuance of CBO bonds payable	-	442,034
Repayments of CBO bonds payable	(10,672)	(6,589)
Issuance of other bonds payable	240,719	246,547
Repayments of other bonds payable	(259,101)	(84,072)
Repayments of notes payable	(74,802)	(177,487)
Borrowings under repurchase agreements	2,305,541	316,777
Repayments of repurchase agreements	(1,732,662)	(130,094)
Draws under credit facility	274,900	-
Repayments of credit facility	(244,400)	-
Issuance of junior subordinated notes payable	100,100	-
Issuance of common stock	-	97,680
Costs related to issuance of common stock	-	(1,110)
Exercise of common stock options	1,440	9,497
Dividends paid	(59,636)	(55,313)
Payment of deferred financing costs	(6,653)	(1,083)
Net cash provided by financing activities	534,774	656,787
Net Increase (Decrease) in Cash and Cash Equivalents	(11,231)	31,054
Cash and Cash Equivalents, Beginning of Period	21,275	37,911
Cash and Cash Equivalents, End of Period	$10,044	$68,965
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest expense	$156,634	$99,903
Cash paid during the period for income taxes	$244	$434
Supplemental Schedule of Non-Cash Investing and Financing Activities
Common stock dividends declared but not paid	$28,600	$27,369
Preferred stock dividends declared but not paid	$1,552	$1,016
Deposits used in acquisition of real estate securities (treated as derivatives)	$-	$44,504
Foreclosure of loans	$12,200	$-
Acquisition and financing of loans subject to future repurchase	$286,315	$-

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2006
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

Approximately 2.9 million shares of Newcastle’s common stock were held by an affiliate of the Manager and its principals at June 30, 2006. In addition, an affiliate of the Manager held options to purchase approximately 1.2 million shares of Newcastle’s common stock at June 30, 2006.

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
JUNE 30, 2006
(dollars in tables in thousands, except share data)

2. INFORMATION REGARDING BUSINESS SEGMENTS

Newcastle conducts its business through three primary segments: real estate securities and real estate related loans, residential mortgage loans, and operating real estate.

The residential mortgage loans segment includes the securitized retained equity and bonds from the Securitization Trust described in Note 5 since they represent a first loss credit position in residential loans.

Summary financial data on Newcastle's segments is given below, together with a reconciliation to the same data for Newcastle as a whole:

	RealEstate Securities and Real Estate Related Loans	Residential Mortgage Loans	Operating Real Estate	Unallocated	Total
June 30, 2006 and the Six Months then Ended
Gross revenues	$200,458	$49,412	$3,015	$(310)	$252,575
Operating expenses	(1,295)	(9,666)	(1,917)	(15,032)	(27,910)
Operating income (loss)	199,163	39,746	1,098	(15,342)	224,665
Interest expense	(132,097)	(28,919)	-	(3,858)	(164,874)
Depreciation and amortization	-	-	(341)	(136)	(477)
Equity in earnings of unconsolidated subsidiaries (A)	1,346	-	1,063	1	2,410
Income (loss) from continuing operations	68,412	10,827	1,820	(19,335)	61,724
Income from discontinued operations	-	-	225	-	225
Net Income (loss)	$68,412	$10,827	$2,045	$(19,335)	$61,949
Revenue derived from non-U.S. sources:
Canada	$-	$-	$2,638	$-	$2,638
Total assets	$6,203,066	$876,820	$45,851	$13,738	$7,139,475
Long-lived assets outside the U.S.:
Canada	$-	$-	$17,272	$-	$17,272
December 31, 2005
Total assets	$5,544,818	$606,320	$36,306	$22,255	$6,209,699
Long-lived assets outside the U.S.:
Canada	$-	$-	$16,673	$-	$16,673
Three Months Ended June 30, 2006
Gross revenues	$105,265	$23,383	$831	$(452)	$129,027
Operating expenses	(478)	(2,203)	(1,040)	(7,278)	(10,999)
Operating income (loss)	104,787	21,180	(209)	(7,730)	118,028
Interest expense	(69,899)	(14,991)	-	(3,019)	(87,909)
Depreciation and amortization	-	-	(210)	(68)	(278)
Equity in earnings of unconsolidated subsidiaries (A)	645	-	569	1	1,215
Income (loss) from continuing operations	35,533	6,189	150	(10,816)	31,056
Income from discontinued operations	-	-	(26)	-	(26)
Net Income (loss)	$35,533	$6,189	$124	$(10,816)	$31,030
Revenue derived from non-U.S. sources:
Canada	$-	$-	$258	$-	$258
Six Months Ended June 30, 2005
Gross revenues	$147,061	$25,338	$3,003	$326	$175,728
Operating expenses	(776)	(4,328)	(1,260)	(11,582)	(17,946)
Operating income (loss)	146,285	21,010	1,743	(11,256)	157,782
Interest expense	(89,248)	(15,058)	(251)	-	(104,557)
Depreciation and amortization	-	-	(231)	(40)	(271)
Equity in earnings of unconsolidated subsidiaries (A)	1,843	-	1,403	-	3,246
Income (loss) from continuing operations	58,880	5,952	2,664	(11,296)	56,200
Income (loss) from discontinued operations	-	-	1,965	-	1,965
Net Income (Loss)	$58,880	$5,952	$4,629	$(11,296)	$58,165
Revenue derived from non-U.S. sources:
Canada	$-	$-	$8,352	$-	$8,352
continued on page 8

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2006
(dollars in tables in thousands, except share data)

	Real Estate Securities and Real Estate Related Loans	Residential Mortgage Loans	Operating Real Estate	Unallocated	Total
Three Months Ended June 30, 2005
Gross revenues	$77,515	$12,644	$1,727	$179	$92,065
Operating expenses	(453)	(2,325)	(559)	(5,495)	(8,832)
Operating income (loss)	77,062	10,319	1,168	(5,316)	83,233
Interest expense	(47,918)	(7,780)	(93)	-	(55,791)
Depreciation and amortization	-	-	(115)	(20)	(135)
Equity in earnings of unconsolidated subsidiaries (A)	997	-	396	-	1,393
Income (loss) from continuing operations	30,141	2,539	1,356	(5,336)	28,700
Income (loss) from discontinued operations	-	-	781	-	781
Net Income (Loss)	$30,141	$2,539	$2,137	$(5,336)	$29,481
Revenue derived from non-U.S. sources:
Canada	$-	$-	$4,281	$-	$4,281

(A) Net of income taxes on related taxable subsidiaries.

Unconsolidated Subsidiaries

The following table summarizes the activity affecting the equity held by Newcastle in unconsolidated subsidiaries:

	Operating Real Estate Subsidiary	Real Estate Loan Subsidiary	Trust Preferred Subsidiary
Balance at December 31, 2005	$12,151	$17,802	$-
Contributions to unconsolidated subsidiaries	-	-	100
Distributions from unconsolidated subsidiaries	(950)	(2,674)	-
Equity in earnings of unconsolidated subsidiaries	1,063	1,346	1
Balance at June 30, 2006	$12,264	$16,474	$101

Summarized financial information related to Newcastle’s unconsolidated subsidiaries was as follows:

	Operating Real Estate Subsidiary (A) (B)		Real Estate Loan Subsidiary (A) (C)
	June 30,	December 31,	June 30,	December 31,
	2006	2005	2006	2005
Assets	$77,987	$77,758	$33,135	$35,806
Liabilities	(53,000)	(53,000)	-	-
Minority interest	(460)	(455)	(187)	(202)
Equity	$24,527	$24,303	$32,948	$35,604
Equity held by Newcastle	$12,264	$12,151	$16,474	$17,802

	Six Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues	$3,957	$6,563	$2,723	$3,729
Expenses	(1,793)	(3,138)	(17)	(22)
Minority interest	(40)	(63)	(15)	(21)
Net income	$2,124	$3,362	$2,691	$3,686
Newcastle's equity in net income	$1,063	$1,681	$1,346	$1,843

(A)	The unconsolidated subsidiaries’ summary financial information is presented on a fair value basis, consistent with their internal basis of accounting.

(B)	Included in the operating real estate segment.

(C)	Included in the real estate securities and real estate related loans segment.

For information regarding the trust preferred subsidiary, which is a financing subsidiary with no material net income or cash flow, see Note 6.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2006
(dollars in tables in thousands, except share data)

3. REAL ESTATE SECURITIES

The following is a summary of Newcastle’s real estate securities at June 30, 2006, all of which are classified as available for sale and are therefore marked to market through other comprehensive income.

			Gross Unrealized				Weighted Average
Asset Type	Current Face Amount	Amortized Cost Basis	Gains	Losses	Carrying Value	Number of Securities	S&P Equivalent Rating	Coupon	Yield	Maturity(Years)
CMBS-Conduit	$1,468,808	$1,416,883	$16,837	$(43,293)	$1,390,427	199	BBB-	5.93%	6.49%	7.46
CMBS- CDO	23,500	20,626	1,112	(13)	21,725	2	BB	9.26%	11.74%	8.98
CMBS-Large Loan	648,302	645,820	5,787	(2,129)	649,478	64	BBB-	6.87%	7.03%	2.45
CMBS- B-Note	246,036	233,265	2,292	(3,475)	232,082	29	BB-	6.86%	7.78%	7.16
Unsecured REIT Debt	958,152	973,166	10,311	(31,181)	952,296	100	BBB-	6.37%	6.02%	6.50
ABS-Manufactured Housing	108,593	102,281	810	(4,224)	98,867	9	B+	6.95%	7.95%	6.65
ABS-Home Equity	611,980	603,545	6,637	(559)	609,623	108	BBB+	7.07%	7.45%	2.75
ABS-Franchise	76,982	76,351	1,222	(1,331)	76,242	21	BBB	7.23%	8.37%	5.09
Agency RMBS	929,370	934,837	193	(17,198)	917,832	27	AAA	5.10%	5.08%	4.45
Subtotal/Average (A)	5,071,723	5,006,774	45,201	(103,403)	4,948,572	559	BBB+	6.22%	6.47%	5.46
Retained securities (B)	37,555	33,900	-	(171)	33,729	3	BBB-	7.22%	10.98%	4.65
Residual interest (B)	54,579	54,579	-	-	54,579	1	NR	0.00%	18.77%	3.05
Total/Average	$5,163,857	$5,095,253	$45,201	$(103,574)	$5,036,880	563	BBB+	6.16%	6.63%	5.43

(A) The total current face amount of fixed rate securities was $4.0 billion, and of floating rate securities was $1.1 billion.

(B) Represents the retained bonds and equity from the Securitization Trust as described in Note 5. These securities have been treated as part of the  residential mortgage loan segment - see Note 2. The residual does not have a stated coupon and therefore its coupon has been treated as zero for purposes of the table.

Unrealized losses that are considered other than temporary are recognized currently in income. There were no such losses incurred during the six months ended June 30, 2006. The unrealized losses on Newcastle’s securities are primarily the result of market factors, rather than credit impairment, and Newcastle believes their carrying values are fully recoverable over their expected holding period. None of the securities were in default as of June 30, 2006. Newcastle has performed credit analyses in relation to such securities which support its belief that the carrying values of such securities are fully recoverable over their expected holding period. Although management expects to hold these securities until their recovery, there is no assurance that such securities will not be sold or at what price they may be sold.

			Gross Unrealized				Weighted Average
Securities in an Unrealized Loss Position	Current Face Amount	Amortized Cost Basis	Gains	Losses	Carrying Value	Number of Securities	S&P Equivalent Rating	Coupon	Yield	Maturity (Years)
Less Than Twelve Months	$1,803,484	$1,764,310	$-	$(33,942)	$1,730,368	205	BBB	6.14%	6.50%	6.51
Twelve or More Months	1,499,149	1,504,400	-	(69,632)	1,434,768	168	BBB+	5.54%	5.38%	6.33
Total	$3,302,633	$3,268,710	$-	$(103,574)	$3,165,136	373	BBB+	5.86%	5.99%	6.43

As of June 30, 2006, Newcastle had $149.0 million of restricted cash held in CBO financing structures pending its investment in real estate securities and loans.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2006
(dollars in tables in thousands, except share data)

4. REAL ESTATE RELATED LOANS, RESIDENTIAL MORTGAGE LOANS AND SUBPRIME MORTGAGE LOANS

The following is a summary of real estate related loans, residential mortgage loans and subprime mortgage loans at June 30, 2006. The loans contain various terms, including fixed and floating rates, self-amortizing and interest only. They are generally subject to prepayment.

Loan Type	Current Face Amount	Carrying Value	Loan Count	Wtd. Avg. Yield	Weighted Average Maturity (Years) (D)	Delinquent Carrying Amount (E)
B-Notes	$95,965	$95,115	5	7.68%	4.58	$-
Mezzanine Loans (A)	556,688	556,401	10	9.01%	2.14	-
Bank Loans	18,237	18,237	2	7.87%	1.62	-
Real Estate Loans	21,431	20,779	1	20.02%	1.59	-
ICH Loans (B)	133,417	132,441	76	8.64%	1.37	6,068
Total Real Estate Related Loans	$825,738	$822,973	94	9.05%	2.27	$6,068

Residential Loans	$233,151	$238,740	667	6.16%	2.80	$5,156
Manufactured Housing Loans	262,694	250,356	6,549	8.23%	6.31	1,208
Total Residential Mortgage Loans	$495,845	$489,096	7,216	7.22%	4.66	$6,364
Subprime Mortgage Loans Subject
to Future Repurchase (C)	$299,176	$286,917

(A)	One of these loans has a contractual exit fee which Newcastle will begin to accrue if and when management believes it is probable that such exit fee will be received.

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

(C)	See Note 5.

(D)
The weighted average maturities for the residential loan portfolio and the manufactured housing loan portfolio were calculated based on constant prepayment rates (CPR) of approximately 30% and 9%, respectively.

(E)	This face amount of loans is 60 or more days delinquent.

The following is a reconciliation of loss allowance.

	Real Estate Related Loans	Residential Mortgage Loans
Balance at December 31, 2005	$4,226	$3,207
Provision for credit losses	292	2,894
Realized losses	(2,931)	(2,442)
Balance at June 30, 2006	$1,587	$3,659

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2006
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

As of June 30, 2006, Newcastle held an aggregate of $415.3 million notional amount of total rate of return swaps on 8 reference assets on which it had deposited $78.9 million of margin. These total rate of return swaps had an aggregate fair value of approximately $44,000, a weighted average receive interest rate of LIBOR + 2.89%, a weighted average pay interest rate of LIBOR + 0.59%, and a weighted average maturity of 1.4 years.

5. SECURITIZATION OF SUBPRIME MORTGAGE LOANS

In March 2006, Newcastle, through a consolidated subsidiary, acquired a portfolio of approximately 11,300 residential mortgage loans to subprime borrowers (the “Subprime Portfolio”) for $1.50 billion. The loans are being serviced by Centex Home Equity Company, LLC for a servicing fee equal to 0.50% per annum on the unpaid principal balance of the Subprime Portfolio. At March 31, 2006, these loans were considered “held for sale” and carried at the lower of cost or fair value. A write down of $4.1 million was recorded to Provision for Losses, Loans Held for Sale in March 2006 related to these loans, related to market factors. Furthermore, the acquisition of loans held for sale is considered an operating activity for statement of cash flow purposes. An offsetting cash inflow from the sale of such loans (as described below) was recorded as an operating cash flow in April 2006. This acquisition was initially funded with an approximately $1.47 billion repurchase agreement which bore interest at LIBOR + 0.50%. Newcastle entered into an interest rate swap in order to hedge its exposure to the risk of changes in market interest rates with respect to the financing of the Subprime Portfolio. This swap did not qualify as a hedge for accounting purposes and was therefore marked to market through income. An unrealized mark to market gain of $5.5 million was recorded to Other Income in connection with this swap in March 2006.

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

The transaction between Newcastle and the Securitization Trust qualified as a sale for accounting purposes, resulting in a net gain of approximately $40,000 being recorded in April 2006. However, 20% of the loans which are subject to future repurchase by Newcastle were not treated as being sold and are classified as “held for investment” subsequent to the completion of the securitization. Following the securitization, Newcastle held the following interests in the Subprime Portfolio, all valued at the date of securitization: (i) the $62.4 million equity of the Securitization Trust, recorded in Real Estate Securities, Available for Sale, (ii) the $33.7 million of retained bonds ($37.6 million face amount), recorded in Real Estate Securities, Available for Sale, which have been financed with a $28.0 million repurchase agreement, and (iii) subprime mortgage loans subject to future repurchase of $286.3 million and related financing in the amount of 100% of such loans.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2006
(dollars in tables in thousands, except share data)

The key assumptions utilized in measuring the $62.4 million fair value of the equity, or residual interest, in the Securitization Trust at the date of securitization were as follows:

Weighted average life (years) of residual interest	3.1
Expected credit losses	5.3%
Weighted average constant prepayment rate	28.0%
Discount rate	18.8%

The following table presents information on the retained interests in the securitization of the Subprime Portfolio, which include the residual interest and the retained bonds described above, and the sensitivity of their fair value to immediate 10% and 20% adverse changes in the assumptions utilized in calculating such fair value, at June 30, 2006:

Total securitized loans (unpaid principal balance)	$1,412,181
Loans subject to future repurchase (carrying value)	$286,917
Retained interests (fair value)	$88,308

Weighted average life (years) of residual interest	3.1

Expected credit losses	5.3%
Effect on fair value of retained interests of 10% adverse change	$(2,466)
Effect on fair value of retained interests of 20% adverse change	$(4,989)

Weighted average constant prepayment rate	28.0%
Effect on fair value of retained interests of 10% adverse change	$(4,009)
Effect on fair value of retained interests of 20% adverse change	$(6,394)

Discount rate	18.8%
Effect on fair value of retained interests of 10% adverse change	$(2,666)
Effect on fair value of retained interests of 20% adverse change	$(5,224)

The sensitivity analysis is hypothetical and should be used with caution. In particular, the results are calculated by stressing a particular economic assumption independent of changes in any other assumption; in practice, changes in one factor may result in changes in another, which might counteract or amplify the sensitivities. Further, the sensitivity analysis is performed without considering the offsetting effect of the financial instruments utilized to hedge risks inherent in the retained interests. Also, changes in the fair value based on a 10% or 20% variation in an assumption generally may not be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear.

The following table summarizes principal amounts outstanding and delinquencies of securitized loans as of June 30, 2006 and net credit losses for the period then ended:
Loan unpaid principal balance (UPB)	$1,412,181
Delinquencies of 60 or more days (UPB)	$3,535
Net credit losses	$-

Newcastle received net proceeds of $1.41 billion from the securitization transaction completed in April 2006 and net cash inflows of $11.2 million from the retained interests subsequent to the securitization.

The weighted average yield of the retained bonds was 10.98% and the weighted average funding cost of the related repurchase agreement was 5.79% as of June 30, 2006. The loans subject to future repurchase and the corresponding financing recognize interest income and expense based on the expected weighted average coupon of the loans subject to future repurchase at the call date of 9.24%.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2006
(dollars in tables in thousands, except share data)

6. RECENT ACTIVITIES

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

In 2006, employees of the Manager exercised options to acquire 84,000 shares of Newcastle’s common stock for net proceeds of $1.4 million.

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

In May 2006, Newcastle entered into a new $200.0 million revolving credit facility, secured by substantially all of its unencumbered assets and its equity interests in its subsidiaries. Newcastle paid an upfront fee of 0.25% of the total commitment. The credit facility bears interest at one month LIBOR + 1.75% and matures in November 2007. It does not contain any unused fees. Newcastle simultaneously terminated its prior credit facility and recorded a loss of $0.7 million related to deferred financing costs, included in Gain on Sale of Investments, Net.

In June 2006, Newcastle entered into a warehouse agreement with a major investment bank to finance a portfolio of real estate related loans and securities prior to their being financed with a CBO. The financing bears interest at LIBOR + 0.50%. As of June 30, 2006, $93.2 million face amount of investments were financed with $77.3 million of debt, which has been classified as a Repurchase Agreement.

In July 2006, private equity funds managed by an affiliate of Newcastle’s manager completed the acquisition of a subprime home equity mortgage lender (“ Subprime Servicer ” ). Newcastle’s portfolio of subprime loans, which was securitized in April, is being serviced by the Subprime Servicer for a servicing fee equal to 0.5% per annum on the unpaid principal balance of the portfolio.

In August 2006, Newcastle acquired a portfolio of approximately 13,300 manufactured housing loans for an aggregate purchase price of approximately $425.4 million. The loans, 96% of which were current or less than 30 days delinquent at the time of acquisition, are 82% fixed rate and 18% adjustable rate. Their weighted average gross coupon is 10.0% and the loans have a weighted average remaining term to maturity of 213 months. The acquisition was funded with $391.3 million of five year notes bearing interest at one month LIBOR + 1.25%. Newcastle entered into an interest rate swap to hedge its exposure to the risk of changes in market interest rates with respect to this financing. The loans will be serviced by a portfolio company of a private equity fund advised by an affiliate of our manager.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2006
(dollars in tables in thousands, except share data)

7. DERIVATIVE INSTRUMENTS

The following table summarizes the notional amounts and fair (carrying) values of Newcastle's derivative financial instruments, excluding the credit derivative arrangements described in Note 4, as of June 30, 2006.

	Notional Amount	Fair Value	Longest Maturity
Interest rate swaps, treated as hedges (A)	$3,713,372	$128,344	July 2016
Interest rate caps, treated as hedges (A)	342,351	2,271	October 2015
Non-hedge derivative obligations (A) (B)	155,100	(245)	July 2038

(A)	Included in Derivative Assets or Derivative Liabilities, as applicable. Derivative Liabilities also include accrued interest.

(B)
Represents two essentially offsetting interest rate caps and two essentially offsetting interest rate swaps, each with notional amounts of $32.5 million, an interest rate cap with a notional amount of $17.5 million, and an interest rate swap with a notional amount of $7.6 million.

8. EARNINGS PER SHARE

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

The following is a reconciliation of the weighted average number of shares of common stock outstanding on a diluted basis.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Weighted average number of shares of common stock outstanding, basic	43,990,635	43,768,381	43,967,854	43,496,597
Dilutive effect of stock options, based on the treasury stock method	80,675	359,000	99,791	383,009
Weighted average number of shares of common stock outstanding, diluted	44,071,310	44,127,381	44,067,645	43,879,606

As of June 30, 2006, Newcastle’s outstanding options were summarized as follows:

Held by the Manager	1,193,439
Issued to the Manager and subsequently transferred to certain of the Manager's Employees	520,368
Held by the independent directors	14,000
Total	1,727,807

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

We employ leverage in order to achieve our return objectives. We do not have a predetermined target debt to equity ratio as we believe the appropriate leverage for the particular assets we are financing depends on the credit quality of those assets. As of June 30, 2006, our debt to equity ratio was approximately 6.5 to 1. On a pro forma basis, this ratio would be 7.6 to 1 after adjustment for the off-balance sheet securitization of subprime mortgage loans in April 2006 as if such securitization were completed on balance sheet. Also, on a pro forma basis, our debt to equity ratio would be 5.8 to 1 if the trust preferred securities we issued were considered equity for purposes of this computation. We maintain access to a broad array of capital resources in an effort to insulate our business from potential fluctuations in the availability of capital. We utilize multiple forms of financing including collateralized bond obligations (CBOs), other securitizations, term loans, and trust preferred securities, as well as short term financing in the form of repurchase agreements and our credit facility.

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

In the first half of 2006, credit spreads again tightened, reducing the yield we can earn on certain new investments. This tightening of credit spreads, net of the effect of rising interest rates, also caused the net unrealized gains on our securities and derivatives, recorded in accumulated other comprehensive income, and therefore our book value per share, to increase.

We continue to pursue opportunistic investments within our investment guidelines that offer a more attractive risk adjusted return, including our recent investments in subprime mortgage loans and other real estate related loans which we expect to produce a net, loss adjusted yield in the high teens.

We constantly evaluate alternative sources of capital to maximize value for our common stockholders. The current economic environment has resulted in a demand for increased yields on equity instruments, particularly stocks which trade relative to their dividend yield, including our common stock. As a result, utilizing common stock issuances as a capital resource has become less accretive and we have recently utilized other sources of capital, such as our preferred stock, trust preferred and credit facility.

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

Organization

Our initial public offering occurred in October 2002. The following table presents information on shares of our common stock issued since our formation:

Year	Shares Issued	Range of Issue Prices (1)	Net Proceeds (millions)
Formation	16,488,517	N/A	N/A
2002	7,000,000	$13.00	$80.0
2003	7,886,316	$20.35-$22.85	$163.4
2004	8,484,648	$26.30-$31.40	$224.3
2005	4,053,928	$29.60	$108.2
Six Months 2006	86,408	N/A	$1.4
June 30, 2006	43,999,817

(1) Excludes prices of shares issued pursuant to the exercise of options and shares issued to Newcastle's independent directors.

As of June 30, 2006, approximately 2.9 million shares of our common stock were held by an affiliate of our manager and its principals. In addition, an affiliate of our manager held options to purchase approximately 1.2 million shares of our common stock at June 30, 2006.

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

Revenues attributable to each segment are disclosed below (unaudited) (in thousands).

For the Six Months Ended June 30,	Real Estate Securities and Real Estate Related Loans	Residential Mortgage Loans	Operating Real Estate	Unallocated	Total

2006	$200,458	$49,412	$3,015	$(310)	$252,575
2005	$147,061	$25,338	$3,003	$326	$175,728

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

Prior to FIN 46R, we consolidated our existing CBO transactions (the “CBO Entities”) because we own the entire equity interest in each of them, representing a substantial portion of their capitalization, and we control the management and resolution of their assets. We have determined that certain of the CBO Entities are VIEs and that we are the primary beneficiary of each of these VIEs and therefore continue to consolidate them. We have also determined that the application of FIN 46R did not result in a change in our accounting for any other entities which were previously consolidated. However, it did cause us to consolidate one entity which was previously not consolidated, ICH CMO, as described below under “Liquidity and Capital Resources.” Furthermore, as a result of FIN 46R, we are precluded from consolidating our wholly owned subsidiary which has issued trust preferred securities as described in “Liquidity and Capital Resources” below. We will continue to analyze future CBO entities, as well as other investments, pursuant to the requirements of FIN 46R. These analyses require considerable judgment in determining the primary beneficiary of a VIE since they involve subjective probability weighting of subjectively determined possible cash flow scenarios. The result could be the consolidation of an entity acquired or formed in the future that would otherwise not have been consolidated or the non-consolidation of such an entity that would otherwise have been consolidated.

Valuation and Impairment of Securities

We have classified our real estate securities as available for sale. As such, they are carried at fair value with net unrealized gains or losses reported as a component of accumulated other comprehensive income. Fair value is based primarily upon broker quotations, as well as counterparty quotations, which provide valuation estimates based upon reasonable market order indications or a good faith estimate thereof. These quotations are subject to significant variability based on market conditions, such as interest rates and credit spreads. Changes in market conditions, as well as changes in the assumptions or methodology used to determine fair value, could result in a significant increase or decrease in our book equity. We must also assess whether unrealized losses on securities, if any, reflect a decline in value which is other than temporary and, accordingly, write the impaired security down to its value through earnings. For example, a decline in value is deemed to be other than temporary if it is probable that we will be unable to collect all amounts due according to the contractual terms of a security which was not impaired at acquisition, or if we do not have the ability and intent to hold a security in an unrealized loss position until its anticipated recovery (if any). Temporary declines in value generally result from changes in market factors, such as market interest rates and credit spreads, or from certain macroeconomic events, including market disruptions and supply changes, which do not directly impact our ability to collect amounts contractually due. We continually evaluate the credit status of each of our securities and the collateral supporting our securities. This evaluation includes a review of the credit of the issuer of the security (if applicable), the credit rating of the security, the key terms of the security (including credit support), debt service coverage and loan to value ratios, the performance of the pool of underlying loans and the estimated value of the collateral supporting such loans, including the effect of local, industry and broader economic trends and factors. These factors include loan default expectations and loss severities, which are analyzed in connection with a particular security’s credit support, as well as prepayment rates. The result of this evaluation is considered in relation to the amount of the unrealized loss and the period elapsed since it was incurred. Significant judgment is required in this analysis.

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

Accounting Treatment for Certain Investments Financed with Repurchase Agreements

We owned $417.7 million of assets purchased from particular counterparties which are financed via $353.0 million of repurchase agreements with the same counterparties at June 30, 2006. Currently, we record such assets and the related financings gross on our balance sheet, and the corresponding interest income and interest expense gross on our income statement. In addition, if the asset is a security, any change in fair value is reported through other comprehensive income (since it is considered “available for sale”).

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

This potential change in accounting treatment does not affect the economics of the transactions but does affect how the transactions are reported in our financial statements. Our cash flows, our liquidity and our ability to pay a dividend would be unchanged, and we do not believe our taxable income would be affected. Our net income and net equity would not be materially affected. In addition, this would not affect Newcastle’s status as a REIT or cause it to fail to qualify for its Investment Company Act exemption. This issue has been submitted to accounting standard setters for resolution. If we were to change our current accounting treatment for these transactions, our total assets and total liabilities would each be reduced by approximately $353 million at June 30, 2006.

RESULTS OF OPERATIONS

The following table summarizes the changes in our results of operations from the three and six months ended June 30, 2005 to the three and six months ended June 30, 2006 (dollars in thousands):

	Period to Period Change		Period to Period Percent Change
	Six Months Ended June 30, 2006/2005	Three Months Ended June 30, 2006/2005	Six Months Ended June 30, 2006/2005	Three Months Ended June 30, 2006/2005	Explanation
Interest income	$72,102	$37,231	43.4%	42.8%	(1)
Rental and escalation income	(197)	(941)	(6.6%)	(54.9%)	(2)
Gain on sale of investments	2,072	1,858	38.7%	51.1%	(3)
Other income	2,870	(1,186)	207.1%	451.0%	(4)

Interest expense	60,317	32,118	57.7%	57.6%	(1)
Property operating expense	534	409	43.3%	75.7%	(2)
Loan and security servicing expense	245	(178)	7.7%	(11.3%)	(1)
Provision for credit losses	1,287	(8)	67.8%	(0.7%)	(5)
Provision for losses, loans held for sale	4,127	-	N/A	N/A	(6)
General and administrative expense	574	(165)	25.9%	(12.4%)	(7)
Management fee to affiliate	366	158	5.6%	4.8%	(8)
Incentive compensation to affiliate	2,831	1,951	99.2%	221.0%	(8)
Depreciation and amortization	206	143	76.0%	105.9%	(9)
Equity in earnings of unconsolidated subsidiaries	(836)	(178)	(25.8%)	(12.8%)	(10)
Income from continuing operations	$5,524	$2,356	9.8%	8.2%

(1)	Changes in interest income and expense are primarily related to our acquisition and disposition during the periods of interest bearing assets and related financings, as follows:

	Six Months Ended June 30, 2006/2005		Three Months Ended June 30, 2006/2005
	Period to Period Increase (Decrease)		Period to Period Increase (Decrease)
	Interest Income	Interest Expense	Interest Income	Interest Expense
Real estate security and loan portfolios (A)	$25,150	$21,049	$10,405	$8,625
Agency RMBS	12,286	11,693	6,291	6,021
Other real estate related loans	21,323	7,326	13,400	5,105
Subprime mortgage loan portfolio	21,389	15,379	11,801	8,286
Credit facility and junior subordinated notes	-	3,858	-	3,019
Other (B)	6,142	8,290	2,982	4,831
Other real estate related loans (C)	(10,185)	(5,483)	(5,532)	(2,706)
Residential mortgage loan portfolio (C)	(4,003)	(1,795)	(2,116)	(1,063)
	$72,102	$60,317	$37,231	$32,118

(A)	Represents the collateral for our most recent CBO financings.

(B)	Primarily due to increasing interest rates on floating rate assets and liabilities owned during the entire period.

(C)	These loans received paydowns during the period which served to offset the amounts listed above.

Changes in loan and security servicing expense are also primarily due to these acquisitions and paydowns.

(2)
These changes are primarily the result of the effect of the termination of a lease (including the acceleration of lease termination income), the inception of a new lease (including the associated free rent period), foreign currency fluctuations, and the acquisition of a $12.2 million portfolio of properties through foreclosure in the first quarter of 2006.

(3)
This change is primarily a result of the volume of sales of real estate securities. Sales of real estate securities are based on a number of factors including credit, asset type and industry and can be expected to increase or decrease from time to time. Periodic fluctuations in the volume of sales of securities is dependent upon, among other things, management’s assessment of credit risk, asset concentration, portfolio balance and other factors. In addition, this item includes a $0.7 million loss recorded in connection with the refinancing of our credit facility in 2006.

(4)
This change is primarily the result of recent investments in total rate of return swaps which we treat as non-hedge derivatives and mark to market through the income statement, as well as the $5.5 million unrealized gain on the derivative used to hedge the interim financing of our subprime mortgage loans, which did not qualify as a hedge for accounting purposes. This gain was offset by the loss described in (6) below.

(5)
This change is primarily the result of the acquisition of manufactured housing and residential mortgage loan pools at a discount related to credit, and impairment recorded with respect to the ICH loans.

(6)
This change represents the unrealized loss on our pool of subprime mortgage loans which was considered held for sale at March 31, 2006. This loss was related to market factors and was offset by the gain described in (4) above.

(7)	The increase in general and administrative expense is primarily a result of increased professional fees.

(8)
The increase in management fees is a result of our increased size resulting from our equity issuances. The increase in incentive compensation is primarily a result of increased funds from operations, as described below under “Funds from Operations”.

(9)	The increase in depreciation is primarily due to the acquisition of new information systems and the acquisition of a $12.2 million portfolio of properties through foreclosure.

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

We expect that our cash on hand and our cash flow provided by operations, as well as our credit facility, will satisfy our liquidity needs with respect to our current investment portfolio over the next twelve months. However, we currently expect to seek additional capital in order to grow our investment portfolio. We have an effective shelf registration statement with the SEC which allows us to issue various types of securities, such as common stock, preferred stock, depository shares, debt securities and warrants, from time to time, up to an aggregate of $750 million, of which approximately $311 million remained available as of June 30, 2006.

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

Our ability to execute our business strategy, particularly the growth of our investment portfolio, depends to a significant degree on our ability to obtain additional capital. Our core business strategy is dependent upon our ability to finance our real estate securities, loans and other real estate related assets with match funded debt at rates that provide a positive net spread. If spreads for such liabilities widen or if demand for such liabilities ceases to exist, then our ability to execute future financings will be severely restricted. Furthermore, in an environment where spreads are tightening, if spreads tighten on the assets we purchase to a greater degree than they tighten on the liabilities we issue, our net spread will be reduced.

We expect to meet our short-term liquidity requirements generally through our cash flow provided by operations and our credit facility, as well as investment specific borrowings. In addition, at June 30, 2006 we had an unrestricted cash balance of $10.0 million and an undrawn balance of $149.5 million on our credit facility. Our cash flow provided by operations differs from our net income due to five primary factors: (i) accretion of discount or premium on our real estate securities and loans (including the accrual of interest and fees payable at maturity), discount on our debt obligations, deferred financing costs and interest rate cap premiums, and deferred hedge gains and losses, (ii) gains and losses from sales of assets financed with CBOs, (iii) depreciation and straight-lined rental income of our operating real estate, (iv) the provision for credit losses recorded in connection with our loan assets, and (v) unrealized gains or losses on our non-hedge derivatives, particularly our total return swaps. Proceeds from the sale of assets which serve as collateral for our CBO financings, including gains thereon, are required to be retained in the CBO structure until the related bonds are retired and are therefore not available to fund current cash needs.

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

With respect to our operating real estate, we expect to incur expenditures of approximately $4.5 million relating to tenant improvements, in connection with the inception of leases, and capital expenditures during the twelve months ending June 30, 2007.

With respect to one of our real estate related loans, we were committed to fund up to an additional $13.6 million at June 30, 2006, subject to certain conditions to be met by the borrower.

As described below, under “Interest Rate, Credit and Spread Risk,” we are subject to margin calls in connection with our assets financed with repurchase agreements. We do not expect these potential margin calls to materially affect our financial condition or results of operations.

Debt Obligations

The following tables present certain information regarding our debt obligations and related hedges as of June 30, 2006 (unaudited) (dollars in thousands):

Debt Obligation/Collateral	Month Issued	Current Face Amount	Carrying Value	Unhedged Weighted Average Funding Cost	Final Stated Maturity	Weighted Average Funding Cost (1)	Weighted Average Maturity (Years)	Face Amount of Floating Rate Debt	Collateral Carrying Value	Collateral Weighted Average Maturity (Years)	Face Amount of Floating Rate Collateral	Aggregate Notional Amount of Current Hedges
CBO Bonds Payable
Real estate securities	Jul 1999	$416,014	$412,994	6.53% (2)	Jul 2038	5.14%	2.60	$321,014	$534,752	4.51	$-	$262,732
Real estate securities and loans	Apr 2002	444,000	441,341	6.19% (2)	Apr 2037	6.73%	3.95	372,000	488,752	5.60	46,681	296,000
Real estate securities and loans	Mar 2003	472,000	468,674	6.32% (2)	Mar 2038	5.39%	5.80	427,800	506,432	4.94	126,141	285,060
Real estate securities and loans	Sep2003	460,000	455,949	6.06% (2)	Sep 2038	5.88%	6.36	442,500	497,915	4.69	149,334	207,500
Real estate securities and loans	Mar 2004	414,000	410,759	6.02% (2)	Mar 2039	5.44%	6.11	382,750	438,634	5.09	186,145	177,300
Real estate securities and loans	Sep 2004	454,500	450,885	6.01% (2)	Sep 2039	5.55%	6.69	442,500	488,935	5.36	223,559	209,373
Real estate securities and loans	Apr 2005	447,000	442,615	5.78% (2)	Apr 2040	5.53%	7.67	439,600	477,860	6.24	186,839	243,164
Real estate securities	Dec 2005	442,800	438,709	5.70% (2)	Dec 2050	5.44%	8.98	436,800	493,094	7.85	115,648	341,506
		3,550,314	3,521,926			5.64%	6.05	3,264,964	3,926,374	5.56	1,034,347	2,022,635
Other Bonds Payable
ICH loans (3)	(3)	109,213	109,213	6.76% (2)	Aug 2030	6.76%	1.28	1,992	132,441	1.37	1,992	-
Manufactured housing loans	Jan 2006	225,735	223,895	LIBOR+ 1.25%	Jan 2009	6.03%	1.95	225,735	250,356	6.31	5,727	222,428
		334,948	333,108			6.27%	1.73	227,727	382,797	4.65	7,719	222,428
Notes Payable
Residential mortgage loans (4)	Nov 2004	185,639	185,639	LIBOR+ 0.16%	Nov 2007	5.64%	1.01	185,639	207,175	2.80	202,398	-
		185,639	185,639			5.64%	1.01	185,639	207,175	2.80	202,398	-
Repurchase Agreements (4) (10)
Agency RMBS (5)	Rolling	888,821	888,821	LIBOR+ 0.13%	Jul 2006	4.96%	0.08	888,821	917,832	4.45	-	868,910
Real estate securities and loans (6)	Jun 2006	77,251	77,251	LIBOR+ 0.50%	Dec 2006	5.84%	0.50	77,251	91,148	5.07	54,200	43,310
Real estate securities	Rolling	252,710	252,710	LIBOR+ 0.54%	Various(8)	5.56%	0.09	252,710	306,891	6.61	139,117	146,915
Real estate related loans	Rolling	372,720	372,720	LIBOR+ 0.73%	Jul 2006	5.92%	0.08	372,720	526,647	2.10	526,880	-
Residential mortgage loans	Rolling	29,580	29,580	LIBOR+ 0.43%	Sep 2006	5.91%	0.25	29,580	31,564	2.81	30,752	-
		1,621,082	1,621,082			5.33%	0.11	1,621,082	1,874,082	4.19	750,949	1,059,135
Credit facility (7)	May 2006	50,500	50,500	LIBOR+ 1.75%	Nov 2007	7.10%	1.17	50,500	-	0.00	-	-
Junior subordinated notes payable	Mar 2006	100,100	100,100	7.574% (9)	Apr 2036	7.62%	29.75	-	-	0.00	-	-
Subtotal debt obligations		5,842,583	5,812,355			5.64%	4.36	$5,349,912	$6,390,428	5.00	$1,995,413	$3,304,198
Financing on subprime mortgage loans subject to future repurchase (11)	Apr 2006	299,176	286,917
Total debt obligations		$6,141,759	$6,099,272

(1) Includes the effect of applicable hedges.
(2) Weighted average, including floating and fixed rate classes.
(3) See "Liquidity and Capital Resources" below regarding the consolidation of ICH CMO.
(4) Subject to potential mandatory prepayments based on collateral value.
(5) A maximum of $1 billion is available under this warehouse agreement until November 2006.
(6) A maximum of $600 million is available under this warehouse agreement for the accumulation of collateral for the next CBO financing.
(7) A maximum of $200 million can be drawn.
(8) The longest maturity is September 2006.
(9) LIBOR + 2.25% after April 2016.
(10) The counterparties on our repurchase agreements include: Bank of America Securities LLC ($999 million), Bear Stearns Mortgage Capital Corporation ($343 million), Credit Suisse ($156 million), Deutsche Bank AG ($103 million), and other ($20 million).

(11) See "Liquidity and Capital Resources" below.

Our debt obligations existing at June 30, 2006 (gross of $42.5 million of discounts) had contractual maturities as follows (unaudited) (in thousands):

Period from July 1, 2006 through December 31, 2006	$1,621,082
2007	236,139
2008	-
2009	225,735
2010	-
2011	-
Thereafter	4,058,803
Total	$6,141,759

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

In March 2006, a consolidated subsidiary of ours acquired a portfolio of approximately 11,300 subprime mortgage loans (the “Subprime Portfolio”) for $1.50 billion. This acquisition was initially funded with an approximately $1.47 billion repurchase agreement.

In April 2006, Newcastle Mortgage Securities Trust 2006-1 (the “Securitization Trust”) closed on a securitization of the Subprime Portfolio. We do not consolidate the Securitization Trust. We sold the Subprime Portfolio to the Securitization Trust. The Securitization Trust issued $1.45 billion of debt (the “Notes”). The Notes have a stated maturity of March 25, 2036. We, as holder of the equity of the Securitization Trust, have the option to redeem the Notes once the aggregate principal balance of the Subprime Portfolio is equal to or less than 20% of such balance at the date of the transfer. The proceeds from the securitization were used to repay the repurchase agreement described above.

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

Our debt obligations contain various customary loan covenants. Such covenants do not, in management’s opinion, materially restrict our investment strategy or ability to raise capital. We are in compliance with all of our loan covenants as of June 30, 2006.

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

As of June 30, 2006, we held an aggregate of $415.3 million notional amount of total rate of return swaps on 8 reference assets on which it had deposited $78.9 million of margin. These total rate of return swaps had an aggregate fair value of approximately $44,000, a weighted average receive interest rate of LIBOR + 2.89%, a weighted average pay interest rate of LIBOR + 0.59%, and a weighted average maturity of 1.4 years.

Stockholders’ Equity

Common Stock

The following table presents information on shares of our common stock issued since December 31, 2005:

Period	Shares Issued	Range of Issue Prices (1)	Net Proceeds (millions)	Options Granted to Manager
Six Months 2006	86,408	N/A	$1.4	N/A

(1) Excludes prices of shares issued pursuant to the exercise of options and shares issued to our independent directors.

At June 30, 2006, we had 43,999,817 shares of common stock outstanding.

As of June 30, 2006, our outstanding options were summarized as follows:

Held by the Manager	1,193,439
Issued to the Manager and subsequently transferred to certain of the Manager's Employees	520,368
Held by the independent directors	14,000
Total	1,727,807

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

Other Comprehensive Income

During the six months ended June 30, 2006, our accumulated other comprehensive income changed due to the following factors (in thousands):
Accumulated other comprehensive income, December, 31, 2005	$45,564
Net unrealized (loss) on securities	(73,164)
Reclassification of net realized (gain) on securities into earnings	(1,694)
Foreign currency translation	795
Net unrealized gain on derivatives designated as cash flow hedges	96,649
Reclassification of net realized (gain) on derivatives designated as cash flow hedges into earnings	(2,954)
Accumulated other comprehensive income, June 30, 2006	$65,196

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

Common Dividends Paid
Declared for the Period Ended	Paid	Amount Per Share
March 31, 2006	April 28, 2006	$0.625
June 30, 2006	July 28, 2006	$0.650

Cash Flow

Net cash flow provided by operating activities decreased to $56.7 million for the six months ended June 30, 2006 from $91.7 million for the six months ended June 30, 2005. This change primarily resulted from the acquisition and settlement of our investments as described above.

Investing activities (used) ($602.7 million) and ($717.5 million) during the six months ended June 30, 2006 and 2005, respectively. Investing activities consisted primarily of investments made in certain real estate securities, loans and other real estate related assets, net of proceeds from the sale or settlement of investments.

Financing activities provided $534.8 million and $656.8 million during the six months ended June 30, 2006 and 2005, respectively. The equity issuances, borrowings and debt issuances described above served as the primary sources of cash flow from financing activities. Offsetting uses included the payment of related deferred financing costs, the purchase of hedging instruments, the payment of dividends, and the repayment of debt as described above.

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

Statistics

The face amount of our total portfolio was $7.3 billion at June 30, 2006, which includes real estate securities and related loans of $5.4 billion, residential mortgage loans of $0.5 billion, as well as other real estate related assets.

$4.5 billion of the real estate securities and related loans were rated by third parties with an average rating of BBB-, $0.9 billion of the real estate securities and real estate related loans (mezzanine loans, B-notes and real estate loans) were non-rated but had a weighted average loan to value ratio of 71.6%. Our average investment size in the real estate securities and related loan portfolio was $9.6 million, with our largest single investment being $110.0 million at June 30, 2006. The weighted average credit spread on this portfolio (i.e. the yield premium on our investments over the comparable U.S. Treasury rate or LIBOR) was 2.61% as of June 30, 2006. Furthermore, our real estate securities are supported by pools of underlying loans. For instance, our CMBS investments had over 22,000 underlying loans at June 30, 2006. We expect this diversification helps to minimize the risk of capital loss, and will also enhance the terms of our financing structures.

At June 30, 2006, our residential mortgage loan portfolio was characterized by high credit quality borrowers with a weighted average FICO score of 707 at origination. As of June 30, 2006, approximately $202.4 million of the unpaid principal balance of our residential mortgage loans were held in securitized form, of which over 96% of the principal balance was rated investment grade.

Our loan portfolios are diversified by geographic location and by borrower. Our residential and manufactured housing loans were well diversified with 667 loans and 6,549 loans, respectively, at June 30, 2006. We believe that this diversification also helps to minimize the risk of capital loss.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2006, we had one material off-balance sheet arrangement.

•	In April 2006, we securitized our portfolio of subprime mortgage loans. 80% of this transaction was treated as an off-balance sheet financing as described in “Liquidity and Capital Resources.”

We also had the following arrangements which do not meet the definition of off-balance sheet arrangements, but do have some of the characteristics of off-balance sheet arrangements.

•	We are party to total rate of return swaps which are treated as non-hedge derivatives. For further information on these investments, see “Liquidity and Capital Resources.”

•	We have made investments in three unconsolidated subsidiaries. See Note 2 to our consolidated financial statements.

In each case, our exposure to loss is limited to the carrying (fair) value of our investment, except for the total rate of return swaps where our exposure to loss is limited to their fair value plus their notional amount.

CONTRACTUAL OBLIGATIONS

During the first six months of 2006, we had all of the material contractual obligations referred to in our annual report on Form 10-K for the year ended December 31, 2005, as well as the following:

Contract Category	Change
Non-hedge derivative obligations	We entered into additional total return swaps.
Repurchase agreements
We financed certain newly acquired loans and securities with repurchase agreements. We also entered into a warehouse agreement (structured in the form of a repurchase agreement) related to our next CBO financing.

Other bonds payable	The portfolio of manufactured housing loans was refinanced.
Credit facility	We replaced our prior credit facility.
Junior subordinated notes payable	We issued the junior subordinated notes payable in connection with the issuance of trust preferred securities by our unconsolidated, wholly owned subsidiary.
Interest rate swaps, treated as hedges	Certain floating rate debt issuances, including those described above as well as an anticipated issuance, as well as certain assets, were hedged with interest rate swaps.
Loan servicing agreements	We renewed the agreement related to our manufactured housing loan portfolio at the same terms, and entered into an agreement related to our subprime mortgage loan portfolio.
Securitization	We entered into the securitization of our subprime mortgage loan portfolio.

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

FUNDS FROM OPERATIONS

We believe FFO is one appropriate measure of the operating performance of real estate companies. We also believe that FFO is an appropriate supplemental disclosure of operating performance for a REIT due to its widespread acceptance and use within the REIT and analyst communities.  Furthermore, FFO is used to compute our incentive compensation to the Manager. FFO, for our purposes, represents net income available for common stockholders (computed in accordance with GAAP), excluding extraordinary items, plus depreciation of operating real estate, and after adjustments for unconsolidated subsidiaries, if any. We consider gains and losses on resolution of our investments to be a normal part of our recurring operations and therefore do not exclude such gains and losses when arriving at FFO. Adjustments for unconsolidated subsidiaries, if any, are calculated to reflect FFO on the same basis. FFO does not represent cash generated from operating activities in accordance with GAAP and therefore should not be considered an alternative to net income as an indicator of our operating performance or as an alternative to cash flow as a measure of liquidity and is not necessarily indicative of cash available to fund cash needs. Our calculation of FFO may be different from the calculation used by other companies and, therefore, comparability may be limited.

Funds from Operations (FFO) is calculated as follows (unaudited) (in thousands):
	For the Six Months Ended June 30, 2006	For the Three Months Ended June 30, 2006
Income available for common stockholders	$57,292	$28,701
Operating real estate depreciation	341	210
Funds from Operations (FFO)	$57,633	$28,911

Funds from Operations was derived from our segments as follows (unaudited) (in thousands):
	Book Equity at June 30, 2006	Average Invested Common Equity for the Six Months Ended June 30, 2006(2)	FFO for the Six Months Ended June 30, 2006	Return on Invested Common Equity (ROE) (3)
Real estate securities and real estate related loans	$918,171	$847,205	$68,412	16.2%
Residential mortgage loans	107,674	93,580	10,827	23.1%
Operating real estate	45,740	45,396	2,386	10.5%
Unallocated (1)	(295,044)	(197,215)	(23,992)	N/A
Total (2)	776,541	$788,966	$57,633	14.6%
Preferred stock	102,500
Accumulated depreciation	(3,889)
Accumulated other comprehensive income	65,196
Net book equity	$940,348

	Book Equity at June 30, 2006	Average Invested Common Equity for the Three Months Ended June 30, 2006(2)	FFO for the Three Months Ended June 30, 2006	Return on Invested Common Equity (ROE) (3)
Real estate securities and real estate related loans	$918,171	$881,859	$35,533	16.1%
Residential mortgage loans	107,674	106,673	6,189	23.2%
Operating real estate	45,740	45,221	334	3.0%
Unallocated (1)	(295,044)	(251,752)	(13,145)	N/A
Total (2)	776,541	$782,001	$28,911	14.8%
Preferred stock	102,500
Accumulated depreciation	(3,889)
Accumulated other comprehensive income	65,196
Net book equity	$940,348

(1)
Unallocated FFO represents ($4,657) and ($2,329) of preferred dividends, ($3,858) and ($3,019) of interest on our credit facility and junior subordinated notes payable, and ($15,032) and ($7,278) of corporate general and administrative expenses, management fees and incentive compensation for the six and three months ended June 30, 2006, respectively.

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

In April 2006, we securitized our portfolio of subprime residential mortgage loans and, through the Securitization Trust, entered into a servicing agreement with a subprime home equity mortgage lender (“Subprime Servicer”) to service this portfolio. In July 2006, private equity funds managed by an affiliate of our manager completed the acquisition of the Subprime Servicer. As compensation under the servicing agreement, the Subprime Servicer will receive, on a monthly basis, a net servicing fee equal to 0.5% per annum on the unpaid principal balance of the portfolio. The outstanding unpaid principal balance of this portfolio was approximately $1.41 billion at June 30, 2006.

In August 2006, we acquired a portfolio of manufactured housing loans for an aggregate purchase price of $425.4 million. The loans will be serviced by a portfolio company of a private equity fund advised by an affiliate of our manager.

As of June 30, 2006, we held total investments of $243.6 million face amount of real estate securities and related loans issued by affiliates of our manager and earned approximately $5.0 million of interest on such investments for the six months ended June 30, 2006.

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

Interest Rate Exposure

Our primary interest rate exposures relate to our real estate securities, loans, floating rate debt obligations, interest rate swaps, and interest rate caps. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest-earning assets and the interest expense incurred in connection with our interest-bearing liabilities and hedges. Changes in the level of interest rates also can affect, among other things, our ability to acquire real estate securities and loans at attractive prices, the value of our real estate securities, loans and derivatives, and our ability to realize gains from the sale of such assets. While our strategy is to utilize interest rate swaps, caps and match funded financings in order to limit the effects of changes in interest rates on our operations, there can be no assurance that our profitability will not be adversely affected during any period as a result of changing interest rates. In the event of a significant rising interest rate environment and/or economic downturn, loan and collateral defaults may increase and result in credit losses that would adversely affect our liquidity and operating results. As of June 30, 2006, excluding the effect of an anticipatory hedge of debt issued after June 30, a 100 basis point increase in short term interest rates would decrease our earnings by approximately $0.4 million per annum.

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

Interest rate changes may also impact our net book value as our real estate securities and related hedge derivatives are marked to market each quarter. Our loan investments and debt obligations are not marked to market. Generally, as interest rates increase, the value of our fixed rate securities decreases, and as interest rates decrease, the value of such securities will increase. In general, we would expect that over time, decreases in the value of our real estate securities portfolio attributable to interest rate changes will be offset to some degree by increases in the value of our swaps, and vice versa. However, the relationship between spreads on securities and spreads on swaps may vary from time to time, resulting in a net aggregate book value increase or decline. Our real estate securities portfolio is largely financed to maturity through long-term CBO financings that are not redeemable as a result of book value changes. Accordingly, unless there is a material impairment in value that would result in a payment not being received on a security, changes in the book value of our portfolio will not directly affect our recurring earnings or our ability to pay dividends. As of June 30, 2006, excluding the effect of an anticipatory hedge of debt issued after June 30, a 100 basis point change in short term interest rates would impact our net book value by approximately $34.0 million.

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

As of June 30, 2006, excluding the effect of an anticipatory hedge of debt issued after June 30, a 25 basis point movement in credit spreads would impact our net book value by approximately $56.4 million, but would not directly affect our earnings or cash flow.

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

Fair Values

Fair values for a majority of our investments are readily obtainable through broker quotations. For certain of our financial instruments, fair values are not readily available since there are no active trading markets as characterized by current exchanges between willing parties. Accordingly, fair values can only be derived or estimated for these instruments using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated future cash flows is inherently subjective and imprecise. We note that minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values, and that the fair values reflected below are indicative of the interest rate and credit spread environments as of June 30, 2006 and do not take into consideration the effects of subsequent interest rate or credit spread fluctuations.

We note that the values of our investments in real estate securities, loans and derivative instruments, primarily interest rate hedges on our debt obligations, are sensitive to changes in market interest rates, credit spreads and other market factors. The value of these investments can vary, and has varied, materially from period to period.

Interest Rate and Credit Spread Risk

We held the following interest rate and credit spread risk sensitive instruments at June 30, 2006 (unaudited) (dollars in thousands):
	Carrying Value	Principal Balance or Notional Amount	Weighted Average Yield/Funding Cost	Weighted Average Maturity	Fair Value
Assets:
Real estate securities, available for sale (1)	$5,036,880	$5,163,857	6.63%	(1)	$5,036,880
Real estate related loans (2)	822,973	825,738	9.05%	(2)	824,973
Residential mortgage loans (3)	489,096	495,845	7.22%	(3)	494,612
Subprime mortgage loans subject to future repurchase (4)	286,917	299,176	(4)	(4)	286,917
Interest rate caps, treated as hedges (5)	2,271	342,351	N/A	(5)	2,271
Total return swaps (6)	44	415,284	N/A	(6)	44
Liabilities:
CBO bonds payable (7)	3,521,926	3,550,314	5.64%	(7)	3,574,012
Other bonds payable (8)	333,108	334,948	6.27%	(8)	333,515
Notes payable (9)	185,639	185,639	5.64%	(9)	185,639
Repurchase agreements (10)	1,621,082	1,621,082	5.33%	(10)	1,621,082
Financing of subprime mortgage loans
subject to future repurchase (4)	286,917	299,176	(4)	(4)	286,917
Credit facility (11)	50,500	50,500	7.10%	(11)	50,500
Junior subordinated notes payable (12)	100,100	100,100	7.62%	(12)	97,888
Interest rate swaps, treated as hedges (13)	(128,344)	3,713,372	N/A	(13)	(128,344)
Non-hedge derivatives (14)	245	155,100	N/A	(14)	245

(1)
These securities contain various terms, including fixed and floating rates, self-amortizing and interest only. Their weighted average maturity is 5.43 years. The fair value of these securities is estimated by obtaining third party broker quotations, if available and practicable, and counterparty quotations.

(2)	Represents the following loans:

Loan Type	Current Face Amount	Carrying Value	Weighted Avg. Yield	Weighted Average Maturity (Years)	Floating Rate Loans as a % of Face Amount	Fair Value
B-Notes	$95,965	$95,115	7.68%	4.58	54.7%	$96,411
Mezzanine Loans	556,688	556,401	9.01%	2.14	100.0%	556,646
Bank Loans	18,237	18,237	7.87%	1.62	100.0%	18,266
Real Estate Loans	21,431	20,779	20.02%	1.59	0.0%	21,209
ICH Loans	133,417	132,441	8.64%	1.37	1.5%	132,441
	$825,738	$822,973	9.05%	2.27	76.2%	$824,973

The ICH loans were valued by discounting expected future cash flows by the loans’ effective rate at acquisition. The rest of the loans were valued by obtaining third party broker quotations, if available and practicable, and counterparty quotations.

(3)
This aggregate portfolio of residential loans consists of a portfolio of floating rate residential mortgage loans, a portfolio of primarily fixed rate manufactured housing loans, and a portfolio of subprime mortgage loans subject to future repurchase. The $233.1 million portfolio of residential mortgage loans has a weighted average maturity of 2.80 years. The $262.7 million manufactured housing loan portfolio has a weighted average maturity of 6.31 years. The residential mortgage loans and manufactured housing loans were valued by reference to current market interest rates and credit spreads.

(4)
These two items, related to the securitization of subprime mortgage loans, are equal and offsetting. They each yield 9.24% and are further described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources”.

(5)	Represents cap agreements as follows:

Notional Balance	Effective Date	Maturity Date	Capped Rate	Strike Rate	Fair Value
$ 262,732	Current	March 2009	1-Month LIBOR	6.50%	$219
18,000	January 2010	October 2015	3-Month LIBOR	8.00%	342
8,619	December 2010	June 2015	3-Month LIBOR	7.00%	631
53,000	May 2011	September 2015	1-Month LIBOR	7.50%	1,079
$ 342,351					$2,271

The fair value of these agreements is estimated by obtaining counterparty quotations.

(6) Represents total rate of return swaps which are treated as non-hedge derivatives. The fair value of these agreements, which is included in Derivative Assets, is estimated by obtaining counterparty quotations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for a further discussion of these swaps.

(7)
These bonds were valued by discounting expected future cash flows by a rate calculated based on current market conditions for comparable financial instruments, including market interest rates and credit spreads. The weighted average maturity of the CBO bonds payable is 6.05 years. The CBO bonds payable amortize principal prior to maturity based on collateral receipts, subject to reinvestment requirements.

(8)
The ICH bonds amortize principal prior to maturity based on collateral receipts and have a weighted average maturity of 1.28 years. These bonds were valued by discounting expected future cash flows by a rate calculated based on current market conditions for comparable financial instruments, including market interest rates and credit spreads. The manufactured housing loan bonds amortize principal prior to maturity based on collateral receipts and have a weighted average maturity of 1.95. These bonds were valued by reference to current market interest rates and credit spreads.

(9)
The residential mortgage loan financing has a weighted average maturity of 1.01 years and is subject to adjustment monthly based on the market value of the loan portfolio. This financing was valued by reference to current market interest rates and credit spreads.

(10) These agreements bear floating rates of interest, which reset monthly or quarterly to a market credit spread, and we believe that, for similar financial instruments with comparable credit risks, the effective rates approximate market rates. Accordingly, the carrying amounts outstanding are believed to approximate fair value. These agreements have a weighted average maturity of 0.11 years.

(11) The credit facility has a weighted average maturity of 1.17 years. This facility was valued at par because management believes it could currently enter a similar arrangement under similar terms.

(12) These notes have a weighted average maturity of 29.75 years. These notes were valued by discounting expected future cash flows by a rate calculated based on current market conditions for comparable financial instruments, including market interest rates and credit spreads. The credit spread used was obtained from a broker quotation.

(13) Represents current swap agreements as follows:

Year of Maturity	Weighted Average Maturity	Aggregate Notional Amount	Weighted Average Fixed Pay Rate	Aggregate Fair Value

Agreements which receive 1-Month LIBOR:

2009	May 2009	$363,002*	3.30%	$(15,680)
2010	Jun 2010	450,046	4.37%	(12,830)
2011	Apr 2011	348,594	5.36%	(2,062)
2015	Jul 2015	789,170	4.91%	(34,733)
2016	Apr 2016	631,602	5.23%	(9,935)

Agreements which receive 3-Month LIBOR:

2011	Apr 2011	337,000	5.81%	2,413
2013	Mar 2013	295,140	3.97%	(23,587)
2014	Jun 2014	358,023	4.21%	(30,098)
2016	May 2016	140,795	5.55%	(1,832)
		$3,713,372		$(128,344)

* $262,732 of this notional receives 1-Month LIBOR only up to 6.50%

The fair value of these agreements is estimated by obtaining counterparty quotations. A positive fair value represents a liability. We have recorded $132.3 million of gross interest rate swap assets and $4.0 million of liabilities.

(14) These are two essentially offsetting interest rate caps and two essentially offsetting interest rate swaps, each with  notional amounts of $32.5 million, an interest rate cap with a notional balance of $17.5 million, and an interest rate  swap with a notional amount of $7.6 million. The maturity date of the purchased swap is July 2009;  the maturity date of the sold swap is July 2014, the maturity date of the $32.5 million caps is July 2038, the maturity  date of the $17.5 million cap is July 2009, and the maturity date of the other swap is January 2009. The fair value of  these agreements is estimated by obtaining counterparty quotations. A positive fair value represents a liability; therefore,  we have a net non-hedge derivative asset.

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

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

On May 18, 2006, the Company held its annual meeting of stockholders at the Four Seasons Hotel, 57 East 57th Street, New York, New York 10022.

Proxies for the meeting were solicited on behalf of the Board of Directors of the Company pursuant to Regulation 14A of the General Rules and Regulations of the SEC. There was no solicitation in opposition to the Board of Directors’ nominees for election as directors as listed in the Proxy Statement, and the nominees were elected.

The stockholders voted, in person or by proxy, on: (i) a proposal to elect one Class II director to serve until the 2007 annual meeting of stockholders and two Class I directors to serve until the 2009 annual meeting of stockholders, or until their respective successors are elected and duly qualified; and (ii) a proposal to approve the appointment of Ernst & Young LLP as independent registered public accounting firm for the Company for fiscal year 2006.

The results of the voting are shown below:

Proposal 1: Election of Directors

Name	For	Withheld Vote

Stuart A. McFarland	37,500,070	280,046
Peter M. Miller	35,179,455	2,600,661
Kevin J. Finnerty	37,500,743	279,373

Proposal 2: Approval of Independent Registered Public Accounting Firm

For:	37,721,602
Against:	39,426
Abstain:	19,088

Item 5. Other Information

None.

Item 6. Exhibits

3.1	Articlesof Amendment and Restatement (incorporated by reference to the Registrant's Registration Statement on Form S-11 (File No. 333-90578), Exhibit 3.1).

3.2	Articles Supplementary Relating to the Series B Preferred Stock (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003, Exhibit 3.3).

3.3	Articles Supplementary Relating to the Series C Preferred Stock (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 3.3, filed on October 25, 2005).

3.4	Amended and Restated By-laws (incorporated by reference to the Registrant's Registration Statement on Form 8-K, Exhibit 3.1, filed on May 5, 2006).

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
Date: August 9, 2006

By:	/s/ Debra A. Hess
Name: Debra A. Hess Title: Chief Financial Officer Date: August 9, 2006