Form 10-Q
period 2006-09-30
NEWCASTLE INVESTMENT CORP
filed 2006-11-09
CIK 1175483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

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

_____________________________________________________________
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

Common stock, $0.01 par value per share: 45,699,817 shares outstanding as of November 7, 2006.

NEWCASTLE INVESTMENT CORP.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	September 30, 2006(Unaudited)	December 31, 2005

Assets
Real estate securities, available for sale	$5,369,641	$4,554,519
Real estate related loans, net	1,238,418	615,551
Residential mortgage loans, net	863,788	600,682
Subprime mortgage loans subject to future repurchase - Note 5	287,546	-
Investments in unconsolidated subsidiaries	28,549	29,953
Operating real estate, net	30,271	16,673
Cash and cash equivalents	16,317	21,275
Restricted cash	183,334	268,910
Derivative assets	64,218	63,834
Receivables and other assets	43,999	38,302
	$8,126,081	$6,209,699
Liabilities and Stockholders' Equity
Liabilities
CBO bonds payable	$3,505,906	$3,530,384
Other bonds payable	704,785	353,330
Notes payable	153,957	260,441
Repurchase agreements	2,197,780	1,048,203
Financing of subprime mortgage loans subject to future repurchase - Note 5	287,546	-
Credit facility	125,000	20,000
Junior subordinated notes payable (security for trust preferred)	100,100	-
Derivative liabilities	26,576	18,392
Dividends payable	30,152	29,052
Due to affiliates	9,938	8,783
Accrued expenses and other liabilities	27,175	23,111
	7,168,915	5,291,696
Stockholders' Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized, 2,500,000 shares of 9.75% Series B Cumulative Redeemable Preferred Stock and 1,600,000
shares of 8.05% Series C Cumulative Redeemable Preferred Stock, liquidation
preference $25.00 per share, issued and outstanding	102,500	102,500
Common stock, $0.01 par value, 500,000,000 shares authorized, 43,999,817 and
43,913,409 shares issued and outstanding at September 30, 2006 and
December 31, 2005, respectively	440	439
Additional paid-in capital	784,234	782,735
Dividends in excess of earnings	(10,923)	(13,235)
Accumulated other comprehensive income	80,915	45,564
	957,166	918,003
	$8,126,081	$6,209,699

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(dollars in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues
Interest income	$140,330	$88,021	$378,446	$254,035
Rental and escalation income	834	1,871	3,616	4,850
Gain on sale of investments, net	2,642	6,750	10,064	12,099
Other income, net	288	3,208	4,545	4,594
	144,094	99,850	396,671	275,578
Expenses
Interest expense	100,239	58,681	265,113	163,238
Property operating expense	1,041	594	2,808	1,827
Loan and security servicing expense	1,553	1,483	4,961	4,646
Provision for credit losses	2,682	4,091	5,868	5,990
Provision for losses, loans held for sale - Note 5	-	-	4,127	-
General and administrative expense	1,187	1,034	3,979	3,251
Management fee to affiliate	3,475	3,316	10,420	9,895
Incentive compensation to affiliate	3,094	2,416	8,780	5,271
Depreciation and amortization	290	182	767	453
	113,561	71,797	306,823	194,571
Income before equity in earnings of unconsolidated subsidiaries	30,533	28,053	89,848	81,007
Equity in earnings of unconsolidated subsidiaries	1,506	1,104	3,916	4,628
Income taxes on related taxable subsidiaries	-	(43)	-	(321)
Income from continuing operations	32,039	29,114	93,764	85,314
Income from discontinued operations	(12)	86	212	2,051
Net Income	32,027	29,200	93,976	87,365
Preferred dividends	(2,328)	(1,523)	(6,985)	(4,570)
Income Available For Common Stockholders	$29,699	$27,677	$86,991	$82,795
Net Income Per Share of Common Stock
Basic	$0.68	$0.63	$1.98	$1.90
Diluted	$0.67	$0.63	$1.97	$1.88
Income from continuing operations per share of common stock, after preferred dividends
Basic	$0.68	$0.63	$1.97	$1.85
Diluted	$0.67	$0.63	$1.97	$1.84
Income from discontinued operations per share of common stock
Basic	$(0.00)	$0.00	$0.01	$0.05
Diluted	$(0.00)	$0.00	$0.00	$0.04
Weighted Average Number of Shares of
Common Stock Outstanding
Basic	43,999,817	43,789,819	43,978,625	43,595,411
Diluted	44,136,956	44,121,263	44,091,003	43,961,044
Dividends Declared per Share of Common Stock	$0.650	$0.625	$1.925	$1.875

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
FOR THE NINE MONHTS ENDED SEPTEMBER 30, 2006 AND 2005
(dollars in thousands)

	Preferred Stock		Common Stock		Additional Paid-in	Dividends in Excess of	Accum. Other Comp.	Total Stock-holders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Equity
Stockholders' equity - December 31, 2005	4,100,000	$102,500	43,913,409	$439	$782,735	$(13,235)	$45,564	$918,003
Dividends declared	-	-	-	-	-	(91,664)	-	(91,664)
Exercise of common stock options	-	-	84,000	1	1,439	-	-	1,440
Issuance of common stock to directors	-	-	2,408	-	60	-	-	60
Comprehensive income:
Net income	-	-	-	-	-	93,976	-	93,976
Net unrealized (loss) on securities	-	-	-	-	-	-	31,775	31,775
Reclassification of net realized (gain) on securities into earnings	-	-	-	-	-	-	(637)	(637)
Foreign currency translation	-	-	-	-	-	-	763	763
Net unrealized gain on derivatives designated as cash flow hedges	-	-	-	-	-	-	6,801	6,801
Reclassification of net realized (gain) on derivatives designated as cash flow hedges into earnings	-	-	-	-	-	-	(3,351)	(3,351)
Total comprehensive income								129,327
Stockholders' equity - September 30, 2006	4,100,000	$102,500	43,999,817	$440	$784,234	$(10,923)	$80,915	$957,166
Stockholders' equity - December 31, 2004	2,500,000	$62,500	39,859,481	$399	$676,015	$(13,969)	$71,770	$796,715
Dividends declared	-	-	-	-	-	(86,661)	-	(86,661)
Issuance of common stock	-	-	3,300,000	33	96,518	-	-	96,551
Exercise of common stock options	-	-	628,330	6	9,491	-	-	9,497
Issuance of common stock to directors	-	-	2,008	-	67	-	-	67
Comprehensive income:
Net income	-	-	-	-	-	87,365	-	87,365
Net unrealized (loss) on securities	-	-	-	-	-	-	(41,202)	(41,202)
Reclassification of net realized (gain) on securities into earnings	-	-	-	-	-	-	(7,157)	(7,157)
Foreign currency translation	-	-	-	-	-	-	(1,103)	(1,103)
Reclassification of net realized foreign currency translation into earnings	-	-	-	-	-	-	(626)	(626)
Net unrealized gain on derivatives designated as cash flow hedges	-	-	-	-	-	-	38,701	38,701
Reclassification of net realized loss on derivatives designated as cash flow hedges into earnings	-	-	-	-	-	-	1,657	1,657
Total comprehensive income								77,635
Stockholders' equity - September 30, 2005	2,500,000	$62,500	43,789,819	$438	$782,091	$(13,265)	$62,040	$893,804

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)
(dollars in thousands)

	Nine Months Ended September 30,
	2006	2005
Cash Flows From Operating Activities
Net income	$93,976	$87,365
Adjustments to reconcile net income to net cash provided by (used in) operating activities (inclusive of amounts related to discontinued operations):
Depreciation and amortization	767	629
Accretion of discount and other amortization	(14,976)	174
Equity in earnings of unconsolidated subsidiaries	(3,916)	(4,628)
Distributions of earnings from unconsolidated subsidiaries	3,916	4,049
Deferred rent	(1,274)	(1,776)
Gain on sale of investments	(10,430)	(13,893)
Unrealized gain on non-hedge derivatives and hedge ineffectiveness	(4,421)	(6,559)
Provision for credit losses	5,868	5,990
Provision for losses, loans held for sale	4,127	-
Purchase of loans held for sale - Note 5	(1,511,086)	-
Sale of loans held for sale - Note 5	1,507,588	-
Non-cash directors' compensation	60	67
Change in:
Restricted cash	34,398	(117,679)
Receivables and other assets	(524)	(1,016)
Due to affiliates	1,155	(2,583)
Accrued expenses and other liabilities	8,757	61,993
Net cash provided by operating activities	113,985	12,133
Cash Flows From Investing Activities
Purchase of real estate securities	(1,116,676)	(815,728)
Proceeds from sale of real estate securities	306,618	50,082
Deposit on real estate securities (treated as a derivative)	-	(32,439)
Purchase of and advances on loans	(1,267,511)	(609,567)
Proceeds from settlement of loans	-	1,024
Repayments of loan and security principal	417,277	540,749
Margin deposits on derivative instruments	(33,387)	-
Return of margin deposits on derivative instruments	30,349	-
Margin deposits on total rate of return swaps (treated as derivative instruments)	(46,158)	(39,099)
Return of margin deposits on total rate of return swaps (treated as derivative instruments)	89,255	-
Proceeds from termination of derivative instruments	17,982	762
Proceeds from sale of derivative instrument into Securitization Trust - Note 5	5,623	-
Payments on settlement of derivative instruments	-	(1,112)
Purchase and improvement of operating real estate	(1,314)	(188)
Proceeds from sale of operating real estate	-	52,333
Contributions to unconsolidated subsidiaries	(100)	-
Distributions of capital from unconsolidated subsidiaries	1,504	9,122
Payment of deferred transaction costs	-	(38)
Net cash used in investing activities	(1,596,538)	(844,099)

Continued on Page 5

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)
(dollars in thousands)

	Nine Months Ended September 30,
	2006	2005
Cash Flows From Financing Activities
Issuance of CBO bonds payable	-	442,034
Repayments of CBO bonds payable	(27,716)	(7,364)
Issuance of other bonds payable	631,988	246,547
Repayments of other bonds payable	(276,082)	(98,786)
Repayments of notes payable	(106,484)	(327,080)
Borrowings under repurchase agreements	3,300,477	675,500
Repayments of repurchase agreements	(2,150,900)	(182,547)
Draws under credit facility	393,900	42,000
Repayments of credit facility	(288,900)	-
Issuance of junior subordinated notes payable	100,100	-
Issuance of common stock	-	97,680
Costs related to issuance of common stock	-	(1,129)
Exercise of common stock options	1,440	9,497
Dividends paid	(90,564)	(84,205)
Payment of deferred financing costs	(9,664)	(1,683)
Net cash provided by financing activities	1,477,595	810,464
Net Increase (Decrease) in Cash and Cash Equivalents	(4,958)	822,559
Cash and Cash Equivalents, Beginning of Period	21,275	37,911
Cash and Cash Equivalents, End of Period	$16,317	$860,470
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest expense	$248,594	$153,122
Cash paid during the period for income taxes	$244	$443
Supplemental Schedule of Non-Cash Investing and Financing Activities
Common stock dividends declared but not paid	$28,600	$27,369
Preferred stock dividends declared but not paid	$1,552	$1,016
Deposits used in acquisition of real estate securities (treated as derivatives)	$-	$44,504
Foreclosure of loans	$12,200	$-
Acquisition and financing of loans subject to future repurchase	$286,315	$-

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2006
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

Approximately 2.9 million shares of Newcastle’s common stock were held by an affiliate of the Manager and its principals at September 30, 2006. In addition, an affiliate of the Manager held options to purchase approximately 1.2 million shares of Newcastle’s common stock at September 30, 2006.

The accompanying consolidated financial statements and related notes of Newcastle have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under U.S. generally accepted accounting principles have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of Newcastle's financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These financial statements should be read in conjunction with Newcastle's consolidated financial statements for the year ended December 31, 2005 and notes thereto included in Newcastle’s annual report on Form 10-K filed with the Securities and Exchange Commission. Capitalized terms used herein, and not otherwise defined, are defined in Newcastle’s consolidated financial statements for the year ended December 31, 2005.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2006
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

Summary financial data on Newcastle's segments is given below, together with a reconciliation to the same data for Newcastle as a whole:
	Real Estate Securities and Real Estate Related Loans	Residential Mortgage Loans	Operating Real Estate	Unallocated	Total
September 30, 2006 and the Nine Months then Ended
Gross revenues	$317,138	$75,878	$3,851	$(196)	$396,671
Operating expenses	(2,026)	(13,274)	(3,006)	(22,637)	(40,943)
Operating income (loss)	315,112	62,604	845	(22,833)	355,728
Interest expense	(210,793)	(46,696)	-	(7,624)	(265,113)
Depreciation and amortization	-	-	(562)	(205)	(767)
Equity in earnings of unconsolidated subsidiaries (A)	1,975	-	1,940	1	3,916
Income (loss) from continuing operations	106,294	15,908	2,223	(30,661)	93,764
Income from discontinued operations	-	-	212	-	212
Net Income (loss)	$106,294	$15,908	$2,435	$(30,661)	$93,976
Revenue derived from non-U.S. sources:
Canada	$-	$-	$2,933	$-	$2,933
Total assets	$6,820,667	$1,238,856	$46,255	$20,303	$8,126,081
Long-lived assets outside the U.S.:
Canada	$-	$-	$17,153	$-	$17,153
December 31, 2005
Total assets	$5,544,818	$606,320	$36,306	$22,255	$6,209,699
Long-lived assets outside the U.S.:
Canada	$-	$-	$16,673	$-	$16,673
Three Months Ended September 30, 2006
Gross revenues	$116,680	$26,466	$834	$114	$144,094
Operating expenses	(731)	(3,608)	(1,088)	(7,605)	(13,032)
Operating income (loss)	115,949	22,858	(254)	(7,491)	131,062
Interest expense	(78,696)	(17,777)	-	(3,766)	(100,239)
Depreciation and amortization	-	-	(221)	(69)	(290)
Equity in earnings of unconsolidated subsidiaries (A)	629	-	877	-	1,506
Income (loss) from continuing operations	37,882	5,081	402	(11,326)	32,039
Income from discontinued operations	-	-	(12)	-	(12)
Net Income (loss)	$37,882	$5,081	$390	$(11,326)	$32,027
Revenue derived from non-U.S. sources:
Canada	$-	$-	$295	$-	$295
Nine Months Ended September 30, 2005
Gross revenues	$232,803	$37,270	$4,892	$613	$275,578
Operating expenses	(3,236)	(7,472)	(1,878)	(18,294)	(30,880)
Operating income (loss)	229,567	29,798	3,014	(17,681)	244,698
Interest expense	(140,240)	(22,646)	(249)	(103)	(163,238)
Depreciation and amortization	-	-	(350)	(103)	(453)
Equity in earnings of unconsolidated subsidiaries (A)	2,567	-	1,740	-	4,307
Income (loss) from continuing operations	91,894	7,152	4,155	(17,887)	85,314
Income (loss) from discontinued operations	-	-	2,051	-	2,051
Net Income (Loss)	$91,894	$7,152	$6,206	$(17,887)	$87,365
Revenue derived from non-U.S. sources:
Canada	$-	$-	$10,269	$-	$10,269

continued on page 8

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2006
(dollars in tables in thousands, except share data)

	Real Estate Securities and Real Estate Related Loans	Residential Mortgage Loans	Operating Real Estate	Unallocated	Total
Three Months Ended September 30, 2005
Gross revenues	$85,742	$11,932	$1,889	$287	$99,850
Operating expenses	(2,460)	(3,144)	(618)	(6,712)	(12,934)
Operating income (loss)	83,282	8,788	1,271	(6,425)	86,916
Interest expense	(50,992)	(7,588)	2	(103)	(58,681)
Depreciation and amortization	-	-	(119)	(63)	(182)
Equity in earnings of unconsolidated subsidiaries (A)	724	-	337	-	1,061
Income (loss) from continuing operations	33,014	1,200	1,491	(6,591)	29,114
Income (loss) from discontinued operations	-	-	86	-	86
Net Income (Loss)	$33,014	$1,200	$1,577	$(6,591)	$29,200
Revenue derived from non-U.S. sources:
Canada	$-	$-	$1,917	$-	$1,917

(A) Net of income taxes on related taxable subsidiaries.

Unconsolidated Subsidiaries

The following table summarizes the activity affecting the equity held by Newcastle in unconsolidated subsidiaries:

	Operating Real Estate Subsidiary	Real Estate Loan Subsidiary	Trust Preferred Subsidiary
Balance at December 31, 2005	$12,151	$17,802	$-
Contributions to unconsolidated subsidiaries	-	-	100
Distributions from unconsolidated subsidiaries	(1,734)	(3,686)	-
Equity in earnings of unconsolidated subsidiaries	1,940	1,975	1
Balance at September 30, 2006	$12,357	$16,091	$101

Summarized financial information related to Newcastle’s unconsolidated subsidiaries was as follows:

	Operating Real Estate Subsidiary (A) (B)		Real Estate Loan Subsidiary (A) (C)
	September 30,	December 31,	September 30,	December 31,
	2006	2005	2006	2005
Assets	$78,177	$77,758	$32,365	$35,806
Liabilities	(53,000)	(53,000)	-	-
Minority interest	(463)	(455)	(183)	(202)
Equity	$24,714	$24,303	$32,182	$35,604
Equity held by Newcastle	$12,357	$12,151	$16,091	$17,802

	Nine Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues	$6,493	$8,287	$3,996	$5,195
Expenses	(2,541)	(4,088)	(25)	(32)
Minority interest	(72)	(77)	(22)	(29)
Net income	$3,880	$4,122	$3,949	$5,134
Newcastle's equity in net income	$1,940	$2,061	$1,975	$2,567

(A)	The unconsolidated subsidiaries’ summary financial information is presented on a fair value basis, consistent with their internal basis of accounting.

(B)	Included in the operating real estate segment.

(C)	Included in the real estate securities and real estate related loans segment.

For information regarding the trust preferred subsidiary, which is a financing subsidiary with no material net income or cash flow, see Note 6.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2006
(dollars in tables in thousands, except share data)

3. REAL ESTATE SECURITIES

The following is a summary of Newcastle’s real estate securities at September 30, 2006, all of which are classified as available for sale and are therefore marked to market through other comprehensive income.

			Gross Unrealized				Weighted Average
Asset Type	Current Face Amount	Amortized Cost Basis	Gains	Losses	Carrying Value	Number of Securities	S&P Equivalent Rating	Coupon	Yield	Maturity (Years)
CMBS-Conduit	$1,478,808	$1,427,860	$37,634	$(11,373)	$1,454,121	200	BBB-	5.95%	6.50%	7.22
CMBS- CDO	23,500	20,690	1,312	(38)	21,964	2	BB	9.47%	11.86%	8.74
CMBS-Large Loan	618,014	615,712	8,212	(305)	623,619	54	BBB-	6.94%	7.11%	2.32
CMBS- B-Note	245,567	233,080	6,035	(285)	238,830	29	BB-	6.97%	7.72%	6.92
Unsecured REIT Debt	979,598	994,447	16,656	(11,612)	999,491	100	BBB-	6.37%	6.00%	6.33
ABS-Manufactured Housing	91,839	86,526	1,644	(920)	87,250	10	BB+	6.87%	7.74%	6.60
ABS-Home Equity	697,486	683,286	6,803	(902)	689,187	121	BBB	7.09%	7.55%	2.86
ABS-Franchise	79,096	78,513	1,561	(1,016)	79,058	23	BBB	7.26%	8.21%	4.93
Agency RMBS	1,091,022	1,097,009	2,511	(7,792)	1,091,728	32	AAA	5.19%	5.18%	4.33
Subtotal/Average (A)	5,304,930	5,237,123	82,368	(34,243)	5,285,248	571	BBB+	6.23%	6.46%	5.27
Retained securities (B)	37,555	34,119	233	(102)	34,250	3	BBB-	7.71%	11.01%	3.48
Residual interest (B)	50,143	50,143	-	-	50,143	1	NR	0.00%	18.77%	2.78
Total/Average	$5,392,628	$5,321,385	$82,601	$(34,345)	$5,369,641	575	BBB+	6.19%	6.60%	5.23

(A)	The total current face amount of fixed rate securities was $4.2 billion, and of floating rate securities was $1.2 billion.
(B)
Represents the retained bonds and equity from the Securitization Trust as described in Note 5. These securities have been treated as part of the residential mortgage loan segment - see Note 2. The residual does not have a stated coupon and therefore its coupon has been treated as zero for purposes of the table.

Unrealized losses that are considered other than temporary are recognized currently in income. There were no such losses incurred during the nine months ended September 30, 2006. The unrealized losses on Newcastle’s securities are primarily the result of market factors, rather than credit impairment, and Newcastle believes their carrying values are fully recoverable over their expected holding period. None of the securities had principal in default as of September 30, 2006. Newcastle has performed credit analyses in relation to such securities which support its belief that the carrying values of such securities are fully recoverable over their expected holding period. Although management expects to hold these securities until their recovery, there is no assurance that such securities will not be sold or at what price they may be sold.

			Gross Unrealized				Weighted Average
Securities in an Unrealized Loss Position	Current Face Amount	Amortized Cost Basis	Gains	Losses	Carrying Value	Number of Securities	S&P Equivalent Rating	Coupon	Yield	Maturity (Years)
Less Than Twelve Months	$603,483	$589,011	$-	$(2,589)	$586,422	82	BBB-	7.80%	8.32%	4.37
Twelve or More Months	1,492,869	1,514,167	-	(31,756)	1,482,411	178	A-	5.62%	5.30%	5.61
Total	$2,096,352	$2,103,178	$-	$(34,345)	$2,068,833	260	BBB+	6.25%	6.15%	5.25

As of September 30, 2006, Newcastle had $139.1 million of restricted cash held in CBO financing structures pending its investment in real estate securities and loans. As of November 7, 2006, Newcastle had approximately $100.0 million of restricted cash held in CBO financing structures pending its investment in real estate securities and loans.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2006
(dollars in tables in thousands, except share data)

4. REAL ESTATE RELATED LOANS, RESIDENTIAL MORTGAGE LOANS AND SUBPRIME MORTGAGE LOANS

The following is a summary of real estate related loans, residential mortgage loans and subprime mortgage loans at September 30, 2006. The loans contain various terms, including fixed and floating rates, self-amortizing and interest only. They are generally subject to prepayment.

Loan Type	Current Face Amount	Carrying Value	Loan Count	Wtd. Avg. Yield	Weighted Average Maturity (Years) (D)	Delinquent Carrying Amount (E)
B-Notes	$95,859	$95,124	5	7.25%	4.31	$-
Mezzanine Loans (A)	729,701	729,509	15	8.90%	2.73	-
Bank Loans	209,691	209,813	5	7.80%	4.25	-
Whole Loans (A)	74,993	75,238	2	11.94%	1.90	-
ICH Loans (B)	130,287	128,734	74	8.64%	1.24	6,040
Total Real Estate Related Loans	$1,240,531	$1,238,418	101	8.74%	2.90	$6,040

Residential Loans	$195,159	$199,952	566	6.42%	2.79	$3,104
Manufactured Housing Loans	673,956	663,836	19,148	8.46%	6.05	12,928
Total Residential Mortgage Loans	$869,115	$863,788	19,714	7.99%	5.32	$16,032
Subprime Mortgage Loans Subject
to Future Repurchase (C)	$299,176	$287,546

(A)
Two of these loans have contractual exit fees. Newcastle has begun accruing the exit fee on one loan and will begin to accrue for the other if and when management believes it is probable that such exit fee will be received.

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

(E)	This face amount of loans is 60 or more days delinquent.

The following is a reconciliation of loss allowance.

	Real Estate Related Loans	Residential Mortgage Loans
Balance at December 31, 2005	$4,226	$3,207
Provision for credit losses	605	5,263
Realized losses	(2,931)	(2,821)
Balance at September 30, 2006	$1,900	$5,649

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2006
(dollars in tables in thousands, except share data)

Newcastle has entered into total rate of return swaps with a major investment bank to finance certain loans whereby Newcastle receives the sum of all interest, fees and any positive change in value amounts (the total return cash flows) from a reference asset with a specified notional amount, and pays interest on such notional plus any negative change in value amounts from such asset. These agreements are recorded in Derivative Assets and treated as non-hedge derivatives for accounting purposes and are therefore marked to market through income. Net interest received is recorded to Interest Income and the mark to market is recorded to Other Income. If Newcastle owned the reference assets directly, they would not be marked to market through income. Under the agreements, Newcastle is required to post an initial margin deposit to an interest bearing account and additional margin may be payable in the event of a decline in value of the reference asset. Any margin on deposit (recorded in Restricted Cash), less any negative change in value amounts, will be returned to Newcastle upon termination of the contract.

As of September 30, 2006, Newcastle held an aggregate of $186.9 million notional amount of total rate of return swaps on 5 reference assets on which it had deposited $29.2 million of margin. These total rate of return swaps had an aggregate fair value of approximately $0.7 million, a weighted average receive interest rate of LIBOR + 2.54%, a weighted average pay interest rate of LIBOR + 0.53%, and a weighted average maturity of 1.3 years.

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
SEPTEMBER 30, 2006
(dollars in tables in thousands, except share data)

The key assumptions utilized in measuring the $62.4 million fair value of the equity, or residual interest, in the Securitization Trust at the date of securitization were as follows:

Weighted average life (years) of residual interest	3.1
Expected credit losses	5.3%
Weighted average constant prepayment rate	28.0%
Discount rate	18.8%

The following table presents information on the retained interests in the securitization of the Subprime Portfolio, which include the residual interest and the retained bonds described above, and the sensitivity of their fair value to immediate 10% and 20% adverse changes in the assumptions utilized in calculating such fair value, at September 30, 2006:

Total securitized loans (unpaid principal balance)	$1,304,950
Loans subject to future repurchase (carrying value)	$287,546
Retained interests (fair value)	$84,393

Weighted average life (years) of residual interest	2.78

Expected credit losses	5.3%
Effect on fair value of retained interests of 10% adverse change	$(2,533)
Effect on fair value of retained interests of 20% adverse change	$(4,681)

Weighted average constant prepayment rate	28.0%
Effect on fair value of retained interests of 10% adverse change	$(3,507)
Effect on fair value of retained interests of 20% adverse change	$(6,005)

Discount rate	18.8%
Effect on fair value of retained interests of 10% adverse change	$(2,393)
Effect on fair value of retained interests of 20% adverse change	$(4,695)

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

The following table summarizes principal amounts outstanding and delinquencies of the securitized loans as of September 30, 2006 and net credit losses for the period then ended:
Loan unpaid principal balance (UPB)	$1,304,950
Delinquencies of 60 or more days (UPB)	$26,020
Net credit losses	$-

Newcastle received net proceeds of $1.41 billion from the securitization transaction completed in April 2006 and net cash inflows of $20.3 million from the retained interests subsequent to the securitization.

The weighted average yield of the retained bonds was 11.01% and the weighted average funding cost of the related repurchase agreement was 5.83% as of September 30, 2006. The loans subject to future repurchase and the corresponding financing recognize interest income and expense based on the expected weighted average coupon of the loans subject to future repurchase at the call date of 9.24%.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2006
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

In May 2006, Newcastle entered into a new $200.0 million revolving credit facility, secured by substantially all of its unencumbered assets and its equity interests in its subsidiaries. Newcastle paid an upfront fee of 0.25% of the total commitment. The credit facility bears interest at one month LIBOR + 1.75% and matures in November 2007. The credit facility does not contain any unused fees. Newcastle simultaneously terminated its prior credit facility and recorded a loss of $0.7 million related to deferred financing costs, included in Gain on Sale of Investments, Net.

In June 2006, Newcastle entered into a warehouse agreement with a major investment bank to finance a portfolio of real estate related loans and securities prior to them being financed with a CBO. The financing bears interest at LIBOR + 0.50%. As of September 30, 2006, $695.8 million face amount of investments were financed with $572.5 million of debt, which has been classified as a Repurchase Agreement.

In July 2006, private equity funds managed by an affiliate of Newcastle’s manager completed the acquisition of a subprime home equity mortgage lender (“Subprime Servicer ” ). Newcastle’s portfolio of subprime loans, which was securitized in April, is being serviced by the Subprime Servicer for a servicing fee equal to 0.5% per annum on the unpaid principal balance of the portfolio.

In August 2006, Newcastle acquired a portfolio of approximately 13,300 manufactured housing loans for an aggregate purchase price of approximately $425.4 million. The loans, 96% of which were current or less than 30 days delinquent at the time of acquisition, are 82% fixed rate and 18% adjustable rate. Their weighted average gross coupon was 10.0% and the loans had a weighted average remaining term to maturity of 213 months at acquisition. The acquisition was funded with $391.3 million of five year notes bearing interest at one month LIBOR + 1.25%. The lender received an upfront fee of 0.5% on the initial financing amount and is entitled to expense reimbursement of up to 0.125% on the initial financing amount. Newcastle entered into interest rate swaps to hedge its exposure to the risk of changes in market interest rates with respect to this financing. The loans are serviced by a portfolio company of a private equity fund advised by an affiliate of our manager.

In November 2006, Newcastle sold 1.7 million shares of its common stock in a public offering at a price to the public of $29.42 per share, for net proceeds of approximately $49.5 million. For the purpose of compensating the Manager for its successful efforts in raising capital for Newcastle, in connection with this offering, Newcastle granted options to the Manager to purchase 170,000 shares of Newcastle’s common stock at the public offering price, which were valued at approximately $0.5 million.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2006
(dollars in tables in thousands, except share data)

7. DERIVATIVE INSTRUMENTS

The following table summarizes the notional amounts and fair (carrying) values of Newcastle's derivative financial instruments, excluding the credit derivative arrangements described in Note 4, as of September 30, 2006.

	Notional Amount	Fair Value	Longest Maturity
Interest rate swaps, treated as hedges (A)	$3,838,625	$37,139	April 2017
Interest rate caps, treated as hedges (A)	342,351	1,677	October 2015
Non-hedge derivative obligations (A) (B)	147,500	(444)	July 2038

(A)	Included in Derivative Assets or Derivative Liabilities, as applicable. Derivative Liabilities also include accrued interest.
(B)
Represents two essentially offsetting interest rate caps and two essentially offsetting interest rate swaps, each with notional amounts of $32.5 million and an interest rate cap with a notional amount of $17.5 million.

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

The following is a reconciliation of the weighted average number of shares of common stock outstanding on a diluted basis.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Weighted average number of shares of common stock outstanding, basic	43,999,817	43,789,819	43,978,625	43,595,411
Dilutive effect of stock options, based on the treasury stock method	137,139	331,444	112,378	365,633
Weighted average number of shares of common stock outstanding, diluted	44,136,956	44,121,263	44,091,003	43,961,044

As of September 30, 2006, Newcastle’s outstanding options were summarized as follows:

Held by the Manager	1,193,439
Issued to the Manager and subsequently transferred to certain of the Manager's employees	520,368
Held by the independent directors	14,000
Total	1,727,807

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

We employ leverage in order to achieve our return objectives. We do not have a predetermined target debt to equity ratio as we believe the appropriate leverage for the particular assets we are financing depends on the credit quality of those assets. As of September 30, 2006, our debt to equity ratio was approximately 7.4 to 1. Also, on a pro forma basis, our debt to equity ratio would be 6.6 to 1 if the trust preferred securities we issued in March 2006 were considered equity for purposes of this computation. We maintain access to a broad array of capital resources in an effort to insulate our business from potential fluctuations in the availability of capital. We utilize multiple forms of financing including collateralized bond obligations (CBOs), other securitizations, term loans, and trust preferred securities, as well as short term financing in the form of repurchase agreements and our credit facility.

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

In the first nine months of 2006, credit spreads again tightened, reducing the yield we can earn on certain new investments. This tightening of credit spreads and declining interest rates caused the net unrealized gains on our securities and derivatives, recorded in accumulated other comprehensive income, and therefore our book value per share, to increase.

We continue to pursue opportunistic investments within our investment guidelines that offer a more attractive risk adjusted return, including our recent investments in subprime mortgage loans and other real estate related loans which we expect to produce a net, loss adjusted yield in the high teens.

If credit spreads widen, we expect that our new investment activities will benefit and our earnings will increase, although our net book value per share may decrease.

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

Organization

Our initial public offering occurred in October 2002. The following table presents information on shares of our common stock issued since our formation:

Year	Shares Issued	Range of Issue Prices (1)	Net Proceeds (millions)
Formation	16,488,517	N/A	N/A
2002	7,000,000	$13.00	$80.0
2003	7,886,316	$20.35-$22.85	$163.4
2004	8,484,648	$26.30-$31.40	$224.3
2005	4,053,928	$29.60	$108.2
Nine Months Ended 2006	86,408	N/A	$1.4
September 30, 2006	43,999,817
November 2006	1,700,000	$29.42	$49.5

(1)	Excludes prices of shares issued pursuant to the exercise of options and shares issued to Newcastle's independent directors.

As of September 30, 2006, approximately 2.9 million shares of our common stock were held by an affiliate of our manager and its principals. In addition, an affiliate of our manager held options to purchase approximately 1.2 million shares of our common stock at September 30, 2006.

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

Revenues attributable to each segment are disclosed below (unaudited) (in thousands).
For the Nine Months Ended September 30,	Real Estate Securities and Real Estate Related Loans	Residential Mortgage Loans	Operating Real Estate	Unallocated	Total
2006	$317,138	$75,878	$3,851	$(196)	$396,671
2005	$232,803	$37,270	$4,892	$613	$275,578

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

Accounting Treatment for Certain Investments Financed with Repurchase Agreements

We owned $491.0 million of assets purchased from particular counterparties which are financed via $413.6 million of repurchase agreements with the same counterparties at September 30, 2006. Currently, we record such assets and the related financings gross on our balance sheet, and the corresponding interest income and interest expense gross on our income statement. In addition, if the asset is a security, any change in fair value is reported through other comprehensive income (since it is considered “available for sale”).

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

This potential change in accounting treatment does not affect the economics of the transactions but does affect how the transactions are reported in our financial statements. Our cash flows, our liquidity and our ability to pay a dividend would be unchanged, and we do not believe our taxable income would be affected. Our net income and net equity would not be materially affected. In addition, this would not affect Newcastle’s status as a REIT or cause it to fail to qualify for its Investment Company Act exemption. This issue has been submitted to accounting standard setters for resolution. If we were to change our current accounting treatment for these transactions, our total assets and total liabilities would each be reduced by approximately $414.4 million at September 30, 2006.

RESULTS OF OPERATIONS

The following table summarizes the changes in our results of operations from the three and nine months ended September 30, 2005 to the three and nine months ended September 30, 2006 (dollars in thousands):

	Period to Period Change		Period to Period Percent Change
	Nine Months Ended September 30, 2006/2005	Three Months Ended September 30, 2006/2005	Nine Months Ended September 30, 2006/2005	Three Months Ended September 30, 2006/2005	Explanation
Interest income	$124,411	$52,309	49.0%	59.4%	(1)
Rental and escalation income	(1,234)	(1,037)	(25.4%)	(55.4%)	(2)
Gain on sale of investments	(2,035)	(4,108)	(16.8%)	(60.9%)	(3)
Other income	(49)	(2,920)	(1.1%)	(91.0%)	(4)

Interest expense	101,875	41,558	62.4%	70.8%	(1)
Property operating expense	981	447	53.7%	75.3%	(2)
Loan and security servicing expense	315	70	6.8%	4.7%	(1)
Provision for credit losses	(122)	(1,409)	(2.0%)	(34.4%)	(5)
Provision for losses, loans held for sale	4,127	-	N/A	N/A	(6)
General and administrative expense	728	153	22.4%	14.8%	(7)
Management fee to affiliate	525	159	5.3%	4.8%	(8)
Incentive compensation to affiliate	3,509	678	66.6%	28.1%	(8)
Depreciation and amortization	314	108	69.4%	59.3%	(9)
Equity in earnings of unconsolidated subsidiaries	(391)	445	(9.1%)	41.9%	(10)
Income from continuing operations	$8,450	$2,925	9.9%	10.0%

(1)	Changes in interest income and expense are primarily related to our acquisition and disposition during the periods of interest bearing assets and related financings, as follows:

	Nine Months Ended September 30, 2006/2005		Three Months Ended September 30, 2006/2005
	Period to Period Increase (Decrease)		Period to Period Increase (Decrease)
	Interest Income	Interest Expense	Interest Income	Interest Expense
Real estate security and loan portfolios (A)	$44,938	$35,284	$19,788	$14,235
Agency RMBS	19,016	18,216	6,730	6,523
Other real estate related loans	33,502	11,190	12,179	3,864
Subprime mortgage loan portfolio	31,467	22,523	10,078	7,144
Credit facility and junior subordinated notes	-	7,523	-	3,665
Manufactured housing loan portfolio (D)	7,715	4,675	6,042	4,398
Other (B)	7,175	13,031	2,706	5,018
Other real estate related loans (C)	(13,898)	(7,418)	(3,713)	(1,935)
Residential mortgage loan portfolio (C)	(5,504)	(3,149)	(1,501)	(1,354)
	$124,411	$101,875	$52,309	$41,558

(A)	Represents the collateral for our most recent CBO financings.

(B)	Primarily due to increasing interest rates on floating rate assets and liabilities owned during the entire period.

(C)	These loans received paydowns during the period which served to offset the amounts listed above.

(D)	Primarily due to the acquisition of a manufactured housing loan pool in the third quarter of 2006.

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

(3)
This change is primarily a result of the volume of sales of real estate securities. Sales of real estate securities are based on a number of factors including credit, asset type and industry and can be expected to increase or decrease from time to time. Periodic fluctuations in the volume of sales of securities is dependent upon, among other things, management’s assessment of credit risk, asset concentration, portfolio balance and other factors. In addition, this item includes a $0.7 million loss recorded in connection with the refinancing of our credit facility in the second quarter of 2006.

(4)
This change is primarily the result of investments financed with total rate of return swaps which we treat as non-hedge derivatives and mark to market through the income statement, which is offset by the $5.5 million gain recorded in the first half of 2006 on the derivative used to hedge the interim financing of our subprime mortgage loans, which did not qualify as a hedge for accounting purposes. This gain was offset by the loss described in (6) below.

(5)
The change for the nine months is primarily due to less impairment recorded with respect to the ICH loans which is offset by an increase as a result of the acquisition of manufactured housing and residential mortgage loan pools at a discount related to credit. The change for the three months is primarily due to the impairment recorded with respect to ICH loans in the third quarter of 2005.

6)
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

(9)
The increase in depreciation is primarily due to the acquisition of new information systems and the acquisition of a $12.2 million portfolio of properties through foreclosure in the first quarter of 2006.

(10)
The decrease in earnings from unconsolidated subsidiaries for the nine months ended September 30, 2006 is primarily the result of a decrease in earnings from an LLC which owns franchise loans. During the periods presented, our investment in this LLC decreased due to return of capital distributions resulting in a corresponding reduction in earnings. The increase for the three months ended September 30, 2006 is primarily due to an income tax refund to a taxable subsidiary.

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

We expect that our cash on hand and our cash flow provided by operations, as well as our credit facility, will satisfy our liquidity needs with respect to our current investment portfolio over the next twelve months. However, we currently expect to seek additional capital in order to grow our investment portfolio. We have an effective shelf registration statement with the SEC which allows us to issue various types of securities, such as common stock, preferred stock, depository shares, debt securities and warrants, from time to time, up to an aggregate of $750 million, of which approximately $261 million remained available as of November 1, 2006.

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

We expect to meet our short-term liquidity requirements generally through our cash flow provided by operations and our credit facility, as well as investment specific borrowings. In addition, at September 30, 2006 we had an unrestricted cash balance of $16.3 million and an undrawn balance of $75.0 million on our credit facility. Our cash flow provided by operations differs from our net income due to five primary factors: (i) accretion of discount or premium on our real estate securities and loans (including the accrual of interest and fees payable at maturity), discount on our debt obligations, deferred financing costs and interest rate cap premiums, and deferred hedge gains and losses, (ii) gains and losses from sales of assets financed with CBOs, (iii) depreciation and straight-lined rental income of our operating real estate, (iv) the provision for credit losses recorded in connection with our loan assets, and (v) unrealized gains or losses on our non-hedge derivatives, particularly our total return swaps. Proceeds from the sale of assets which serve as collateral for our CBO financings, including gains thereon, are required to be retained in the CBO structure until the related bonds are retired and are therefore not available to fund current cash needs.

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

With respect to our operating real estate, we expect to incur expenditures of approximately $3.2 million relating to tenant improvements, in connection with the inception of leases, and capital expenditures during the twelve months ending September 30, 2007.

As described below, under “Interest Rate, Credit and Spread Risk,” we are subject to margin calls in connection with our assets financed with repurchase agreements. We do not expect these potential margin calls to materially affect our financial condition or results of operations.

Debt Obligations

The following tables present certain information regarding our debt obligations and related hedges as of September 30, 2006 (unaudited) (dollars in thousands):

Debt Obligation/Collateral	Month Issued	Current Face Amount	Carrying Value	Unhedged Weighted Average Funding Cost	Final Stated Maturity	Weighted Average Funding Cost (1)	Weighted Average Maturity (Years)	Face Amount of Floating Rate Debt	Collateral Carrying Value	Collateral Weighted Average Maturity (Years)	Face Amount of Floating Rate Collateral	Aggregate Notional Amount of Current Hedges
CBO Bonds Payable
Real estate securities	Jul 1999	$398,970	$396,060	6.58% (2)	Jul 2038	5.12%	2.25	$303,970	$545,452	4.26	$-	$262,732
Real estate securities and loans	Apr 2002	444,000	441,500	6.51% (2)	Apr 2037	6.80%	3.70	372,000	499,025	5.47	59,849	296,000
Real estate securities and loans	Mar 2003	472,000	468,808	6.26% (2)	Mar 2038	5.36%	5.55	427,800	516,387	4.77	133,771	285,060
Real estate securities and loans	Sep 2003	460,000	456,098	6.07% (2)	Sep 2038	5.88%	6.11	442,500	506,289	4.58	135,545	207,500
Real estate securities and loans	Mar 2004	414,000	410,887	5.96% (2)	Mar 2039	5.40%	5.86	382,750	446,737	4.87	184,946	177,300
Real estate securities and loans	Sep 2004	454,500	451,011	5.94% (2)	Sep 2039	5.51%	6.44	442,500	498,845	5.17	227,746	209,261
Real estate securities and loans	Apr 2005	447,000	442,741	5.79% (2)	Apr 2040	5.53%	7.42	439,600	490,338	6.15	186,386	243,079
Real estate securities	Dec 2005	442,800	438,801	5.70% (2)	Dec 2050	5.48%	8.73	436,800	509,724	7.62	115,574	341,506
		3,533,270	3,505,906			5.64%	5.80	3,247,920	4,012,797	5.39	1,043,817	2,022,438
Other Bonds Payable
ICH loans (3)	(3)	106,084	106,084	6.77% (2)	Aug 2030	6.77%	1.05	1,987	128,734	1.24	1,987	-
Manufactured housing loans	Jan 2006	218,635	217,000	LIBOR+1.25%	Jan 2009	6.14%	1.71	218,635	241,833	6.29	5,317	213,350
Manufactured housing loans	Aug 2006	384,518	381,701	LIBOR+1.25%	Aug 2011	6.94%	3.39	384,518	422,002	5.90	76,523	384,081
		709,237	704,785			6.67%	2.52	605,140	792,569	5.27	83,827	597,431
Notes Payable
Residential mortgage loans (4)	Nov 2004	153,957	153,957	LIBOR+0.16%	Nov 2007	5.67%	0.84	153,957	172,902	2.79	168,807	-
		153,957	153,957			5.67%	0.84	153,957	172,902	2.79	168,807	-
Repurchase Agreements (4) (10)
Agency RMBS (5)	Rolling	1,059,670	1,059,670	LIBOR+ 0.13%	Oct 2006	5.09%	0.08	1,059,670	1,091,728	4.33	-	1,016,135
Real estate securities and loans (6)	Jun 2006	572,509	572,509	LIBOR+ 0.50%	Dec 2006	5.83%	0.25	572,509	691,562	4.17	616,841	63,590
Real estate securities	Rolling	283,139	283,139	LIBOR+ 0.44%	Various (8)	5.79%	0.08	283,139	335,851	6.20	187,941	139,031
Real estate related loans	Rolling	257,115	257,115	LIBOR+ 0.63%	Oct 2006	5.97%	0.08	257,115	352,798	1.79	352,965	-
Residential mortgage loans	Rolling	25,347	25,347	LIBOR+ 0.43%	Dec 2006	5.79%	0.23	25,347	27,050	2.81	26,352	-
		2,197,780	2,197,780			5.48%	0.13	2,197,780	2,498,989	4.18	1,184,099	1,218,756
Credit facility (7)	May 2006	125,000	125,000	LIBOR+ 1.75%	Nov 2007	7.10%	1.09	125,000	-	-	-	-
Junior subordinated notes payable	Mar 2006	100,100	100,100	7.574% (9)	Apr 2036	7.62%	29.50	-	-	-	-	-
Subtotal debt obligations		6,819,344	6,787,528			5.75%	3.78	$6,329,797	$7,477,257	4.90	$2,480,550	$3,838,625
Financing on subprime mortgage
loans subject to future repurchase (11)	Apr 2006	299,176	287,546
Total debt obligations		$7,118,520	$7,075,074

(1)	Includes the effect of applicable hedges.
(2)	Weighted average, including floating and fixed rate classes.
(3)	See "Liquidity and Capital Resources" below regarding the consolidation of ICH CMO.
(4)	Subject to potential mandatory prepayments based on collateral value.
(5)	A maximum of $1.125 billion is available until November 2006.
(6)	A maximum of $700 million is available under this warehouse agreement for the accumulation of collateral for the next CBO financing.
(7)	A maximum of $200 million can be drawn.
(8)	The longest maturity is November 2006.
(9)	LIBOR + 2.25% after April 2016.
(10)
The counterparties on our repurchase agreements include: Bank of America Securities LLC ($1,128 million), Bear Stearns Mortgage Capital Corporation ($256 million), Credit Suisse ($637 million), Deutsche Bank AG ($177 million).

(11)	See "Liquidity and Capital Resources" below.

Our debt obligations existing at September 30, 2006 (gross of $43.4 million of discounts) had contractual maturities as follows (unaudited) (in thousands):

Period from October 1, 2006 through December 31, 2006	$2,197,780
2007	278,957
2008	-
2009	218,635
2010	-
2011	384,518
Thereafter	4,038,630
Total	$7,118,520

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

In January 2006, we closed on a term financing of our manufactured housing loan portfolio which provided for an initial financing amount of approximately $237.1 million. The lender received an upfront structuring fee equal to 0.75% on the initial financing amount and is entitled to expense reimbursement of up to 0.125% on the initial financing amount. We entered into an interest rate swap in order to hedge our exposure to the risk of changes in market interest rates with respect to this debt.

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

In August 2006, we completed our acquisition of a manufactured housing loan portfolio and closed on a five year term financing for an initial financing amount of approximately $391.3 million bearing interest rate at one month LIBOR+1.25%. The lender received an upfront structuring fee equal to 0.5% on the initial financing amount and is entitled to expense reimbursement of up to 0.125% on the initial financing amount. We entered into interest rate swaps in order to hedge our exposure to the risk of changes in market interest rates with respect to this debt.

In November 2006, we priced our ninth CBO financing to term finance $950 million portfolio of real estate securities and loans. We have agreed to issue, through a consolidated subsidiary of ours, $807.5 million of investment grade debt in the offering, which is expected to close on November 16, 2006. At closing, the investment grade debt will have an initial weighted average spread over LIBOR of 0.48% and a weighted average life of 7 years. Approximately 69%, or $560.5 million, of the investment grade debt is rated AAA.

Our debt obligations contain various customary loan covenants. Such covenants do not, in management’s opinion, materially restrict our investment strategy or ability to raise capital. We are in compliance with all of our loan covenants as of September 30, 2006.

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

As of September 30, 2006, we held an aggregate of $186.9 million notional amount of total rate of return swaps on 5 reference assets on which we had deposited $29.2 million of margin. These total rate of return swaps had an aggregate fair value of approximately $0.7 million, a weighted average receive interest rate of LIBOR + 2.54%, a weighted average pay interest rate of LIBOR + 0.53%, and a weighted average maturity of 1.3 years.

Stockholders’ Equity

Common Stock

The following table presents information on shares of our common stock issued since December 31, 2005:

Period	Shares Issued	Range of Issue Prices (1)	Net Proceeds (millions)	Options Granted to Manager
Nine Months 2006	86,408	N/A	$1.4	N/A

(1)	Excludes prices of shares issued pursuant to the exercise of options and shares issued to our independent directors.

At September 30, 2006, we had 43,899,817 shares of common stock outstanding.

As of September 30, 2006, our outstanding options were summarized as follows:

Held by the Manager	1,193,439
Issued to the Manager and subsequently transferred to certain of the manager’s employees	520,368
Held by the independent directors	14,000
Total	1,727,807

In November 2006, we sold 1.7 million shares of our common stock in a public offering at a price to the public at $29.42 per share for net proceeds of approximately $49.5 million. For the purpose of compensating the Manager for its successful efforts in raising capital for us, in connection with this offering, we granted options to the Manager to purchase 170,000 shares of our common stock at the public offering price, which were valued at approximately $0.5 million.

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

Other Comprehensive Income

During the nine months ended September 30, 2006, our accumulated other comprehensive income changed due to the following factors (in thousands):

Accumulated other comprehensive income, December, 31, 2005	$45,564
Net unrealized (loss) on securities	31,775
Reclassification of net realized (gain) on securities into earnings	(637)
Foreign currency translation	763
Net unrealized gain on derivatives designated as cash flow hedges	6,801
Reclassification of net realized (gain) on derivatives designated as cash flow hedges into earnings	(3,351)
Accumulated other comprehensive income, September 30, 2006	$80,915

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

Common Dividends Paid

Declared for the Period Ended	Paid	Amount Per Share
March 31, 2006	April 28, 2006	$0.625
June 30, 2006	July 28, 2006	$0.650
September 30, 2006	October 31, 2006	$0.650

Cash Flow

Net cash flow provided by operating activities increased to $114.0 million for the nine months ended September 30, 2006 from $12.1 million for the nine months ended September 30, 2005. This change primarily resulted from the increase in restricted cash, offset by the acquisition and settlement of our investments as described above.

Investing activities (used) ($1,596.5 million) and ($844.1 million) during the nine months ended September 30, 2006 and 2005, respectively. Investing activities consisted primarily of investments made in certain real estate securities, loans and other real estate related assets, net of proceeds from the sale or settlement of investments.

Financing activities provided $1,477.6 million and $810.5 million during the nine months ended September 30, 2006 and 2005, respectively. The equity issuances, borrowings and debt issuances described above served as the primary sources of cash flow from financing activities. Offsetting uses included the payment of related deferred financing costs, the purchase of hedging instruments, the payment of dividends, and the repayment of debt as described above.

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

Statistics as of September 30, 2006

The face amount of our total portfolio was $8.1 billion, which includes real estate securities and related loans (including agency RMBS) of $6.7 billion, residential mortgage loans of $0.9 billion, as well as other real estate related assets.

$5.7 billion of the real estate securities and related loans were rated by third parties or implied AAA (agency RMBS) with an average rating of BBB+, $1.0 billion of the real estate securities and real estate related loans (mezzanine loans, B-notes and real estate loans) were non-rated but had a weighted average loan to value ratio of 71.0%. Our average investment size in the real estate securities and related loan portfolio was $9.8 million, with our largest single investment being $123.1 million at September 30, 2006. The weighted average credit spread on this portfolio (i.e. the yield premium on our investments over the comparable U.S. Treasury rate or LIBOR) was 2.55%. Furthermore, our real estate securities are supported by pools of underlying loans. For instance, our CMBS investments had over 22,000 underlying loans. We expect this diversification helps to minimize the risk of capital loss, and will also enhance the terms of our financing structures.

Our residential mortgage loan portfolio was characterized by high credit quality borrowers with a weighted average FICO score of 706 at origination. Approximately $168.8 million of the unpaid principal balance of the $195.2 residential mortgage loan portfolio was held in securitized form, of which over 96.0% of the principal balance was rated investment grade.

Our loan portfolios are diversified by geographic location and by borrower. Our residential and manufactured housing loans were well diversified with 566 loans and 19,148 loans, respectively. We believe that this diversification also helps to minimize the risk of capital loss.

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

As of September 30, 2006, we had one material off-balance sheet arrangement.

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

CONTRACTUAL OBLIGATIONS

During the first nine months of 2006, we had all of the material contractual obligations referred to in our annual report on Form 10-K for the year ended December 31, 2005, as well as the following:

Contract Category	Change
Repurchase agreements
We financed certain newly acquired loans and securities with repurchase agreements. We also entered into a warehouse agreement (structured in the form of a repurchase agreement) related to our next CBO financing.

Other bonds payable	One portfolio of manufactured housing loans was refinanced. We also entered into a term financing in connection with the purchase of a second manufactured housing loan portfolio.
Credit facility	We replaced our prior credit facility.
Junior subordinated notes payable	We issued the junior subordinated notes payable in connection with the issuance of trust preferred securities by our unconsolidated, wholly owned subsidiary.
Interest rate swaps, treated as hedges	Certain floating rate debt issuances, including those described above as well as an anticipated issuance, as well as certain assets, were hedged with interest rate swaps.
Loan servicing agreements	We renewed the agreement related to our manufactured housing loan portfolio at the same terms, and entered into an agreement related to our subprime mortgage loan portfolio.
Securitization	We entered into the securitization of our subprime mortgage loan portfolio.

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
Funds from Operations (FFO) is calculated as follows (unaudited) (in thousands):

	For the Nine Months Ended September 30, 2006	For the Three Months Ended September 30, 2006
Income available for common stockholders	$86,991	$29,699
Operating real estate depreciation	562	221
Funds from Operations (FFO)	$87,553	$29,920

Funds from Operations was derived from our segments as follows (unaudited) (in thousands):

	Book Equity at September 30, 2006	Average Invested Common Equity for the Nine Months Ended September 30, 2006(2)	FFO for the Nine Months Ended September 30, 2006	Return on Invested Common Equity (ROE) (3)
Real estate securities and real estate related loans	$956,109	$872,745	$106,294	16.2%
Residential mortgage loans	135,641	104,031	15,908	20.4%
Operating real estate	46,783	45,920	2,997	8.7%
Unallocated (1)	(360,674)	(232,168)	(37,646)	N/A
Total (2)	777,859	$790,528	$87,553	14.8%
Preferred stock	102,500
Accumulated depreciation	(4,108)
Accumulated other comprehensive income	80,915
Net book equity	$957,166

	Book Equity at September 30, 2006	Average Invested Common Equity for the Three Months Ended September 30, 2006(2)	FFO for the Three Months Ended September 30, 2006	Return on Invested Common Equity (ROE) (3)
Real estate securities and real estate related loans	$956,109	$921,822	$37,882	16.4%
Residential mortgage loans	135,641	121,687	5,081	16.7%
Operating real estate	46,783	46,690	611	5.2%
Unallocated (1)	(360,674)	(309,056)	(13,654)	N/A
Total (2)	777,859	$781,143	$29,920	15.3%
Preferred stock	102,500
Accumulated depreciation	(4,108)
Accumulated other comprehensive income	80,915
Net book equity	$957,166

(1)
Unallocated FFO represents ($6,985) and ($2,328) of preferred dividends, ($7,624) and ($3,766) of interest on our credit facility and junior subordinated notes payable, and ($23,037) and ($7,560) of corporate general and administrative expenses, management fees and incentive compensation for the nine and three months ended September 30, 2006, respectively.

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

In April 2006, we securitized our portfolio of subprime residential mortgage loans and, through the Securitization Trust, entered into a servicing agreement with a subprime home equity mortgage lender (“Subprime Servicer”) to service this portfolio. In July 2006, private equity funds managed by an affiliate of our manager completed the acquisition of the Subprime Servicer. As compensation under the servicing agreement, the Subprime Servicer will receive, on a monthly basis, a net servicing fee equal to 0.5% per annum on the unpaid principal balance of the portfolio. The outstanding unpaid principal balance of this portfolio was approximately $1.30 billion at September 30, 2006.

In August 2006, we acquired a portfolio of manufactured housing loans for an aggregate purchase price of $425.4 million. The loans are being serviced by a portfolio company of a private equity fund advised by an affiliate of our manager. As compensation under the servicing agreement, the servicer will receive, on a monthly basis, a net servicing fee equal to 0.625% per annum on the unpaid principal balance of the portfolio plus an incentive fee if the performance of the loans meets certain thresholds. The outstanding unpaid principal balance of this portfolio was approximately $419.9 million at September 30, 2006.

In September 2006, we were co-lenders with two private investment funds managed by an affiliate of our manager in a new real estate related loan of $250.1 million. The loan is secured by a first mortgage interest on a parcel of land in Arizona. We own a 20% interest in the loan and the private investment funds own an 80% interest in the loan. Major decisions require the unanimous approval of the holders of interests in the loan, while other decisions require the approval of a majority of holders of interests in the loan. Newcastle and our affiliated investment funds are each entitled to transfer all or any portion of their respective interests in the loan to third parties. In October 2006, we and the private investment funds sold, on a pro-rata basis, a $125.0 million senior participation interest in the loan to an unaffiliated third party resulting in a 20% interest in the junior participation interest in the loan. Our investment in this loan was approximately $50.2 million at September 30, 2006.

As of September 30, 2006, we held total investments of $193.8 million face amount of real estate securities and related loans issued by affiliates of our manager and earned approximately $8.9 million of interest on such investments for the nine months ended September 30, 2006.

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

Interest Rate Exposure

Our primary interest rate exposures relate to our real estate securities, loans, floating rate debt obligations, interest rate swaps, and interest rate caps. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest-earning assets and the interest expense incurred in connection with our interest-bearing liabilities and hedges. Changes in the level of interest rates also can affect, among other things, our ability to acquire real estate securities and loans at attractive prices, the value of our real estate securities, loans and derivatives, and our ability to realize gains from the sale of such assets. While our strategy is to utilize interest rate swaps, caps and match funded financings in order to limit the effects of changes in interest rates on our operations, there can be no assurance that our profitability will not be adversely affected during any period as a result of changing interest rates. In the event of a significant rising interest rate environment and/or economic downturn, loan and collateral defaults may increase and result in credit losses that would adversely affect our liquidity and operating results. As of September 30, 2006, a 100 basis point increase in short term interest rates would increase our earnings by approximately $0.6 million per annum.

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

Interest rate changes may also impact our net book value as our real estate securities and related hedge derivatives are marked to market each quarter. Our loan investments and debt obligations are not marked to market. Generally, as interest rates increase, the value of our fixed rate securities decreases, and as interest rates decrease, the value of such securities will increase. In general, we would expect that over time, decreases in the value of our real estate securities portfolio attributable to interest rate changes will be offset to some degree by increases in the value of our swaps, and vice versa. However, the relationship between spreads on securities and spreads on swaps may vary from time to time, resulting in a net aggregate book value increase or decline. Our real estate securities portfolio is largely financed to maturity through long-term CBO financings that are not redeemable as a result of book value changes. Accordingly, unless there is a material impairment in value that would result in a payment not being received on a security, changes in the book value of our portfolio will not directly affect our recurring earnings or our ability to pay dividends. As of September 30, 2006, a 100 basis point change in short term interest rates would impact our net book value by approximately $60.8 million.

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

As of September 30, 2006, a 25 basis point movement in credit spreads would impact our net book value by approximately $62.3 million, but would not directly affect our earnings or cash flow.

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

Fair Values

Fair values for a majority of our investments are readily obtainable through broker quotations. For certain of our financial instruments, fair values are not readily available since there are no active trading markets as characterized by current exchanges between willing parties. Accordingly, fair values can only be derived or estimated for these instruments using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated future cash flows is inherently subjective and imprecise. We note that minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values, and that the fair values reflected below are indicative of the interest rate and credit spread environments as of September 30, 2006 and do not take into consideration the effects of subsequent interest rate or credit spread fluctuations.

We note that the values of our investments in real estate securities, loans and derivative instruments, primarily interest rate hedges on our debt obligations, are sensitive to changes in market interest rates, credit spreads and other market factors. The value of these investments can vary, and has varied, materially from period to period.

Interest Rate and Credit Spread Risk

We held the following interest rate and credit spread risk sensitive instruments at September 30, 2006 (unaudited) (dollars in thousands):

	Carrying Value	Principal Balance or Notional Amount	Weighted Average Yield/Funding Cost	Weighted Average Maturity	Fair Value
Assets:
Real estate securities, available for sale (1)	$5,369,641	$5,392,628	6.61%	(1)	$5,369,641
Real estate related loans (2)	1,238,418	1,240,531	8.74%	(2)	1,243,434
Residential mortgage loans (3)	863,788	869,115	7.99%	(3)	883,420
Subprime mortgage loans subject to future repurchase (4)	287,546	299,176	(4)	(4)	287,546
Interest rate caps, treated as hedges (5)	1,677	342,351	N/A	(5)	1,677
Total return swaps (6)	659	186,883	N/A	(6)	659
Liabilities:
CBO bonds payable (7)	3,505,906	3,533,270	5.64%	(7)	3,563,789
Other bonds payable (8)	704,785	709,237	6.67%	(8)	705,531
Notes payable (9)	153,957	153,957	5.67%	(9)	153,957
Repurchase agreements (10)	2,197,780	2,197,780	5.48%	(10)	2,197,780
Financing of subprime mortgage loans
subject to future repurchase (4)	287,546	299,176	(4)	(4)	287,546
Credit facility (11)	125,000	125,000	7.10%	(11)	125,000
Junior subordinated notes payable (12)	100,100	100,100	7.62%	(12)	101,672
Interest rate swaps, treated as hedges (13)	(37,139)	3,838,625	N/A	(13)	(37,139)
Non-hedge derivatives (14)	444	147,500	N/A	(14)	444

(1)
These securities contain various terms, including fixed and floating rates, self-amortizing and interest only. Their weighted average maturity is 5.23 years. The fair value of these securities is estimated by obtaining third party broker quotations, if available and practicable, and counterparty quotations.

(2)	Represents the following loans:

Loan Type	Current Face Amount	Carrying Value	Weighted Avg. Yield	Weighted Average Maturity (Years)	Floating Rate Loans as a % of Face Amount	Fair Value
B-Notes	$95,859	$95,124	7.25%	4.31	54.8%	$97,815
Mezzanine Loans	729,701	729,509	8.90%	2.73	100.0%	730,632
Bank Loans	209,691	209,813	7.80%	4.25	100.0%	211,014
Whole Loans	74,993	75,238	11.94%	1.90	100.0%	75,239
ICH Loans	130,287	128,734	8.64%	1.24	1.5%	128,734
	$1,240,531	$1,238,418	8.74%	2.90	86.2%	$1,243,434

The ICH loans were valued by discounting expected future cash flows by the loans’ effective rate at acquisition. The rest of the loans were valued by obtaining third party broker quotations, if available and practicable, and counterparty quotations.

(3)
This aggregate portfolio of residential loans consists of a portfolio of floating rate residential mortgage loans, two portfolios of substantially fixed rate manufactured housing loans, and the $195.2 million portfolio of residential mortgage loans has a weighted average maturity of 2.79 years. The $674.0 million manufactured housing loan portfolios have a weighted average maturity of 6.05 years. The residential mortgage loans and manufactured housing loans were valued by reference to current market interest rates and credit spreads.

(4)
Thesetwo items, related to the securitization of subprime mortgage loans, are equal and offsetting. They each yield 9.24% and are further described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources”.

(5)	Represents cap agreements as follows:

Notional Balance	Effective Date	Maturity Date	Capped Rate	Strike Rate	Fair Value
$262,732	Current	March 2009	1-Month LIBOR	6.50%	$59
18,000	January 2010	October 2015	3-Month LIBOR	8.00%	253
8,619	December 2010	June 2015	3-Month LIBOR	7.00%	492
53,000	May 2011	September 2015	1-Month LIBOR	7.50%	873
$342,351					$1,677

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

(7)
These bonds were valued by discounting expected future cash flows by a rate calculated based on current market conditions for comparable financial instruments, including market interest rates and credit spreads. The weighted average maturity of the CBO bonds payable is 5.80 years. The CBO bonds payable amortize principal prior to maturity based on collateral receipts, subject to reinvestment requirements.

(8)
The ICH bonds amortize principal prior to maturity based on collateral receipts and have a weighted average maturity of 1.05 years. These bonds were valued by discounting expected future cash flows by a rate calculated based on current market conditions for comparable financial instruments, including market interest rates and credit spreads. The manufactured housing loan bonds amortize principal prior to maturity based on collateral receipts and have a weighted average maturity of 2.78. These bonds were valued by reference to current market interest rates and credit spreads.

(9)
The residential mortgage loan financing has a weighted average maturity of 0.84 years and is subject to adjustment monthly based on the market value of the loan portfolio. This financing was valued by reference to current market interest rates and credit spreads.

(10)
These agreements bear floating rates of interest, which reset monthly or quarterly to a market credit spread, and we believe that, for similar financial instruments with comparable credit risks, the effective rates approximate market rates. Accordingly, the carrying amounts outstanding are believed to approximate fair value. These agreements have a weighted average maturity of 0.13 years.

(11)	The credit facility has a weighted average maturity of 1.09 years. This facility was valued at par because management believes it could currently enter a similar arrangement under similar terms.

(12)
These notes have a weighted average maturity of 29.5 years. These notes were valued by discounting expected future cash flows by a rate calculated based on current market conditions for comparable financial instruments, including market interest rates and credit spreads. The credit spread used was obtained from a broker quotation.

(13)	Represents current swap agreements as follows:

Year of Maturity	Weighted Average Maturity	Aggregate Notional Amount		Weighted Average Fixed Pay Rate	Aggregate Fair Value

Agreements which receive 1-Month LIBOR:

2009	May2009	$343,377	*	3.28%	$(10,491)
2010	Jun 2010	425,626		4.37%	(6,460)
2011	May 2011	524,864		5.30%	3,647
2013	Jun 2013	14,057		5.28%	150
2014	Dec 2014	9,052		5.27%	108
2015	Jul 2015	784,627		4.92%	(7,532)
2016	Apr 2016	597,431		5.22%	3,796
2017	Apr 2017	8,745		5.33%	92

Agreements which receive 3-Month LIBOR:

2011	Apr 2011	337,000		5.81%	8,694
2013	Mar 2013	295,140		3.97%	(15,148)
2014	Jun 2014	357,911		4.21%	(18,045)
2016	May 2016	140,795		5.55%	4,050
		$3,838,625			$(37,139)

* $262,732 of this notional receives 1-Month LIBOR only up to 6.50%

The fair value of these agreements is estimated by obtaining counterparty quotations. A positive fair value represents a liability. We have recorded $60.7 million of gross interest rate swap assets and $23.6 million of liabilities.

(14)
These are two essentially offsetting interest rate caps and two essentially offsetting interest rate swaps, each with notional amounts of $32.5 million and an interest rate cap with a notional balance of $17.5 million. The maturity date of the purchased swap is July 2009; the maturity date of the sold swap is July 2014, the maturity date of the $32.5 million caps is July 2038 and the maturity date of the $17.5 million cap is July 2009. The fair value of these agreements is estimated by obtaining counterparty quotations. A positive fair value represents a liability; therefore, we have a net non-hedge derivative asset.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the registrant’s Form 10-K for the year ended December 31, 2005.

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
Name: Wesley R. Edens Title: Chairman of the Board Chief Executive Officer Date: November 9, 2006

By:	/s/ Debra A. Hess
Name: Debra A. Hess Title: Chief Financial Officer Date: November 9, 2006