Form 10-K
period 2006-12-31
NEWCASTLE INVESTMENT CORP
filed 2007-02-26
CIK 1175483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended     December 31, 2006

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

☒ Yes      ☐ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes      ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes       ☐ No

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (Check One):

☐ Yes      ☒ No

The aggregate market value of the voting common stock held by non-affiliates as of June 30, 2006 (computed based on the closing price on such date as reported on the NYSE) was: $1.0 billion.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Common stock, $0.01 par value per share: 48,137,099 outstanding as of February 16, 2007.

DOCUMENTS INCORPORATED BY REFERENCE:

1.
Portions of the Registrant’s definitive proxy statement for the Registrant’s 2007 annual meeting, to be filed within 120 days after the close of the Registrant’s fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

CAUTIONARY STATEMENTS

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, the operating performance of our investments, the stability of our earnings, and our financing needs. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “endeavor,” “seek,” “anticipate,” “estimate,” “overestimate,” “underestimate,” “believe,” “could,” “project,” “predict,” “continue” or other similar words or expressions. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to, our ability to take advantage of opportunities in additional asset classes at attractive risk-adjusted prices, our ability to deploy capital accretively, the risks that default and recovery rates on our loan portfolios exceed our underwriting estimates, the relationship between yields on assets which are paid off and yields on assets in which such monies can be reinvested, the relative spreads between the yield on the assets we invest in and the cost of financing, changes in economic conditions generally and the real estate and bond markets specifically; adverse changes in the financing markets we access affecting our ability to finance our investments, or in a manner that maintains our historic net spreads; changes in interest rates and/or credit spreads, as well as the success of our hedging strategy in relation to such changes; the quality and size of the investment pipeline and the rate at which we can invest our cash, including cash inside our CBOs; impairments in the value of the collateral underlying our investments and the relation of any such impairments to our judgments as to whether changes in the market value of our securities, loans or real estate are temporary or not and whether circumstances bearing on the value of such assets warrant changes in carrying values; legislative/regulatory changes; completion of pending investments; the availability and cost of capital for future investments; competition within the finance and real estate industries; and other risks detailed from time to time below and in our other SEC reports.

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

NEWCASTLE INVESTMENT CORP.
FORM 10-K

PART I
Item 1. Business.

Overview

Newcastle Investment Corp. (“Newcastle”) is a real estate investment and finance company. We invest with the objective of producing long term, stable returns under varying interest rate and credit cycles, with a moderate amount of credit risk. Newcastle invests in real estate securities, loans and other real estate related assets. In addition, we consider other opportunistic investments which capitalize on our manager’s expertise and which we believe present attractive risk/return profiles and are consistent with our investment guidelines. We seek to deliver stable dividends and attractive risk-adjusted returns to our stockholders through prudent asset selection, active management and the use of match funded financing structures, when appropriate, which reduces our interest rate and financing risks. We make money by optimizing our “net spread,” the difference between the yield on our investments and the cost of financing these investments. We emphasize asset quality, diversification, match funded financing and credit risk management.

Our investment activities cover four distinct categories:

1) Real Estate Securities:
We underwrite and acquire a diversified portfolio of moderately credit sensitive real estate securities, including commercial mortgage backed securities (CMBS), senior unsecured REIT debt issued by property REITs, real estate related asset backed securities (ABS) and agency residential mortgage backed securities (RMBS). We generally target investments rated A through BB, except for our agency RMBS which are generally considered AAA rated. As of December 31, 2006, our investments in real estate securities represented 74.6% of our assets.

2) Real Estate Related Loans:
We acquire and originate loans to well capitalized real estate owners with strong track records and compelling business plans, including B-notes, mezzanine loans, bank loans, and real estate loans. As of December 31, 2006, our investments in real estate related loans represented 11.0% of our assets.

3) Residential Mortgage Loans:	We acquire residential mortgage loans, including manufactured housing loans and subprime mortgage loans, that we believe will produce attractive risk-adjusted returns. As of December 31, 2006, our investments in residential mortgage loans represented 13.7% of our assets.

4) Operating Real Estate:	We acquire direct and indirect interests in operating real estate. As of December 31, 2006, our investments in operating real estate represented 0.6% of our assets.

In addition, Newcastle had uninvested cash and other miscellaneous net assets which represented 0.1% of our assets at December 31, 2006.

Underpinning our investment activities is a disciplined approach to acquiring, financing and actively managing our assets. Our principal objective is to acquire a highly diversified portfolio of debt investments secured by real estate that has moderate credit risk and sufficient liquidity. Newcastle primarily utilizes a match funded financing strategy, when appropriate, in order to minimize refinancing and interest rate risks. This means that we seek both to match the maturities of our debt obligations with the maturities of our investments, in order to minimize the risk that we have to refinance our liabilities prior to the maturities of our assets, and to match the interest rates on our investments with like-kind debt (i.e. floating or fixed), in order to reduce the impact of changing interest rates on our earnings. Finally, we actively manage credit exposure through portfolio diversification and ongoing asset selection and surveillance. Newcastle, through its manager, has a dedicated team of senior investment professionals experienced in real estate capital markets, structured finance and asset management. We believe that these critical skills position us well not only to make prudent investment decisions but also to monitor and manage the credit profile of our investments.

Newcastle’s stock is traded on the New York Stock Exchange under the symbol “NCT”. Newcastle is a real estate investment trust for federal income tax purposes and is externally managed and advised by an affiliate of Fortress Investment Group LLC, or Fortress. Fortress is a global alternative investment and asset management firm with over $30 billion in assets under management as of December 31, 2006. Fortress, which was founded in 1998, became the first global alternative asset manager listed on the New York Stock Exchange (NYSE: FIG) in February 2007. We believe that our manager’s expertise and significant business relationships with participants in the fixed income, structured finance and real estate industries has enhanced our access to investment opportunities which may not be broadly marketed. For its services, our manager receives a management fee and incentive compensation pursuant to a management agreement. Our manager, through its affiliates, and principals of Fortress owned 2.9 million shares of our common stock and our manager, through its affiliates, had options to purchase an additional 1.4 million shares of our common stock, which were issued in connection with our equity offerings, representing approximately 8.7% of our common stock on a fully diluted basis, as of February 16, 2007.

Our Strategy

Newcastle’s investment strategy focuses predominantly on debt investments secured by real estate. We do not have specific policies as to the allocation among type of real estate related assets or investment categories since our investment decisions depend on changing market conditions. Instead, we focus on relative value and in-depth risk/reward analysis with an emphasis on asset quality, liquidity and diversification. Our focus on relative value means that assets which may be unattractive under particular market conditions may, if priced appropriately to compensate for risks such as projected defaults and prepayments, become attractive relative to other available investments. We utilize a match funded financing strategy, when appropriate, and active credit risk management to optimize our returns.

The following table summarizes our investment portfolio at December 31, 2006 and December 31, 2005:

	December 31, 2006		December 31, 2005
	Face Amount	% Total	Face Amount	% Total
Real Estate Securities and Related Loans	$6,196,179	71.7%	$4,802,172	76.1%
Agency RMBS	1,177,779	13.6%	697,530	11.0%
Total Real Estate Securities and Related Loans	7,373,958	85.3%	5,499,702	87.1%
Residential Mortgage Loans	812,561	9.4%	610,970	9.7%
Other
Subprime Loans Subject to Future Repurchase	299,176	3.5%	-	0.0%
Investment in Joint Venture	38,469	0.4%	38,164	0.6%
ICH Loans	123,390	1.4%	165,514	2.6%
Total Portfolio	$8,647,554	100.0%	$6,314,350	100.0%

The table excludes operating real estate of $33.8 million at December 31, 2006 and $20.2 million at December 31, 2005.

Asset Quality and Diversification at December 31, 2006

Total real estate securities and related loans of $7.4 billion face amount, representing 85.3% of the total portfolio
Asset Quality
o	$6.0 billion or 81.5% of this portfolio is rated by third parties, or had an implied AAA rating, with a weighted average rating of BBB+.
o	$1.4 billion or 18.5% of this portfolio is not rated by third parties but had a weighted average loan to value ratio of 68.6%.
o	63% of this portfolio has an investment grade rating (BBB- or higher).
o
The weighted average credit spread (i.e., the yield premium on our investments over the comparable US Treasury or LIBOR) for the core real estate securities and related loans of $6.2 billion (excluding agency RMBS) was 2.56%.

Diversity
o	Our real estate securities and loans are diversified by asset type, industry, location and issuer.
o	This portfolio had 635 investments. The largest investment was $179.5 million and the average investment size was $11.6 million.
o	Our real estate securities are supported by pools of underlying loans. For instance, our CMBS investments had over 21,000 underlying loans.

Residential mortgage loans of $0.8 billion face amount, representing 9.4% of the total portfolio
Asset Quality
o	These residential loans are to high quality borrowers with an average Fair Isaac Corp. credit score (“FICO”) of 697.
o	Approximately $142.3 million face amount were held in securitized form, of which 95.7% was rated investment grade.
Diversity
o	Our residential and manufactured housing loans were well diversified with 491 and 18,343 loans, respectively.

Financing Strategy and Match Funded Discipline

We employ leverage in order to achieve our return objectives. We do not have a predetermined target debt to equity ratio as we believe the appropriate leverage for the particular assets we are financing depends on the credit quality of those assets. As of December 31, 2006, our debt to equity ratio was approximately 7.5 to 1. On a pro forma basis, our debt to equity ratio would have been 6.7 to 1 if the trust preferred securities we issued in March 2006 were considered equity for purposes of this computation. Also, on a pro forma basis, our debt to equity ratio would have been 6.9 to 1 after adjustment for the common stock issued in January 2007. We utilize leverage for the sole purpose of financing our portfolio and not for the purpose of speculating on changes in interest rates.

We maintain access to a broad array of capital resources in an effort to insulate our business from potential fluctuations in the availability of capital. We utilize multiple forms of financing including collateralized bond obligations (CBOs), which represent 57% of our debt obligations, other securitizations, term loans (including total rate of return swaps), a credit facility and trust preferred securities, as well as short term financing in the form of repurchase agreements and asset backed commercial paper.

Our manager may elect for us to bear a level of refinancing risk on a short term or longer term basis, such as is the case with investments financed with repurchase agreements or asset backed commercial paper (ABCP), when based on all of the relevant factors, bearing such risk is advisable. As of December 31, 2006, approximately 25% of our debt obligations were in the form of repurchase agreements including repurchase agreements subject to ABCP.

We attempt to reduce interim refinancing risk and to minimize exposure to interest rate fluctuations through the use of match funded financing structures, when appropriate, whereby we seek (i) to match the maturities of our debt obligations with the maturities of our assets and (ii) to match the interest rates on our investments with like-kind debt (i.e., floating rate assets are financed with floating rate debt and fixed rate assets are financed with fixed rate debt), directly or through the use of interest rate swaps, caps or other financial instruments, or through a combination of these strategies. This allows us to minimize the risk that we have to refinance our liabilities prior to the maturities of our assets and to reduce the impact of changing interest rates on our earnings. As of December 31, 2006, a 100 basis point change in short term interest rates would impact our earnings by approximately $0.2 million per annum.

Credit Risk Management

Credit risk refers to each individual borrower’s ability to make required interest and principal payments on the scheduled due dates. We believe, based on our due diligence process, that our investments offer attractive risk-adjusted returns with long term principal protection under a variety of default and loss scenarios. We minimize credit risk by actively monitoring our investments, their underlying credit quality, loan to value ratio and, where appropriate, repositioning our investments to upgrade their credit quality and yield. A significant portion of our investments are financed with collateralized bond obligations, known as CBOs. Our CBO financings offer us structural flexibility to buy and sell certain investments to manage risk and, subject to certain limitations, to optimize returns.

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

The following table presents information on shares of our common stock issued since our formation:

Year	Shares Issued	Range of Issue Prices per Share (1)	Net Proceeds (millions)

Formation	16,488,517	N/A	N/A
2002	7,000,000	$13.00	$80.0
2003	7,886,316	$20.35-$22.85	$163.4
2004	8,484,648	$26.30-$31.40	$224.3
2005	4,053,928	$29.60	$108.2
2006	1,800,408	$29.42	$51.2
December 31, 2006	45,713,817
January 2007	2,420,000	$31.30	$75.0

(1)	Excludes prices of shares issued pursuant to the exercise of options and of shares issued to Newcastle's independent directors.

Our Investing Activities

Information regarding our business segments is provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 3 to our consolidated financial statements which appear in “Financial Statements and Supplementary Data.”

The following is a description of our investments as of December 31, 2006.

Real Estate Securities

We own a diversified portfolio of moderately credit sensitive real estate securities, which was comprised of the following at December 31, 2006 (dollars in thousands):

				Weighted Average
Asset Type	Current Face Amount	Carrying Value	Number of Securities	S&P Equivalent Rating	Yield	Maturity (Years)
CMBS-Conduit	$1,469,298	$1,452,789	202	BBB	6.51%	6.93
CMBS-Large Loan	714,617	719,225	53	BBB-	7.02%	2.62
CMBS-CDO	23,500	21,958	2	BB	12.03%	7.68
CMBS- B-Note	282,677	276,190	41	BB	7.51%	6.02
Unsecured REIT Debt	1,004,540	1,025,040	101	BBB-	6.06%	6.17
ABS-Manufactured Housing	80,839	77,700	9	BBB-	7.79%	6.54
ABS-Home Equity	729,292	710,331	124	BBB+	7.89%	2.70
ABS-Franchise	76,777	76,707	22	BBB	8.21%	4.80
Agency RMBS	1,177,779	1,176,358	35	AAA	5.19%	4.27
Subtotal/Average (A)	5,559,319	5,536,298	589	BBB+	6.50%	5.04
Residual interest (B)	44,930	44,930	1	NR	18.77%	2.52
Total/Average	$5,604,249	$5,581,228	590	BBB+	6.60%	5.02

(A)	Implied AAA rating.
(B)	Represents the retained equity from securitization of subprime mortgage loans as described in "Residential Mortgage Loans" below.

The loans underlying our real estate securities were diversified by industry as follows at December 31, 2006:

Industry	% of Face Amount
Residential	29.50%
Retail	16.22%
Office	15.02%
Subprime Residential	13.81%
Lodging	6.57%
Industrial	2.00%
Health Care	1.81%
Other	15.07%

Real Estate Related Loans

We directly owned the following real estate related loans at December 31, 2006 (dollars in thousands):

Loan Type	Current Face Amount	Carrying Value	Loan Count	Weighted Avg. Yield	Weighted Avg. Maturity (Years)
B-Notes	$248,240	$246,798	9	7.98%	2.71
Mezzanine Loans (1)	906,907	904,686	22	8.61%	2.67
Bank Loans	233,793	233,895	6	7.75%	3.92
Whole Loans	61,240	61,703	3	12.63%	1.81
ICH Loans	123,390	121,834	70	7.77%	1.10
Total	$1,573,570	$1,568,916	110	8.48%	2.71

(1)	One of these loans has an $8.9 million contractual exit fee. Newcastle will begin to accrue this fee if and when management believes it is probable that such exit fee will be received.

We also indirectly owned the following interests in real estate related loans at December 31, 2006:

Joint Venture
In 2003, we co-invested, on equal terms, in a joint venture alongside an affiliate of our manager which acquired a pool of franchise loans collateralized by fee and leasehold interests and other assets. We, and our manager’s affiliate, each own an approximately 38% interest in the joint venture. The remaining approximately 24% interest is owned by a third party financial institution. Our investment totaled $10.2 million at December 31, 2006 and is reflected as an investment in an unconsolidated subsidiary on our consolidated balance sheet.

Our relative interest in these franchise loans is summarized as follows (dollars in thousands):

Current Face Amount	Carrying Value	Loan Count	Weighted Avg. Yield
$19,878	$10,249	57	15.30%

Loans Financed via Total Rate of Return Swaps
We have entered into total rate of return swaps with major investment banks to finance certain loans whereby we receive the sum of all interest, fees and any positive change in value amounts (the total return cash flows) from a reference asset with a specified notional amount, and pay interest on such notional plus any negative change in value amounts from such asset. These agreements are recorded in Derivative Assets and treated as non-hedge derivatives for accounting purposes and are therefore marked to market through income. Net interest received is recorded to Interest Income and the mark to market is recorded to Other Income. If we owned the reference assets directly, they would not be marked to market through income. Under the agreements, we are required to post an initial margin deposit to an interest bearing account and additional margin may be payable in the event of a decline in value of the reference asset. Any margin on deposit (recorded in Restricted Cash), less any negative change in value amounts, will be returned to us upon termination of the contract.

As of December 31, 2006, Newcastle held an aggregate of $299.7 million notional amount of total rate of return swaps on 8 reference assets on which it had deposited $46.8 million of margin. These total rate of return swaps had an aggregate fair value of approximately $1.3 million, a weighted average receive interest rate of LIBOR + 2.59%, a weighted average pay interest rate of LIBOR + 0.63%, and a weighted average swap maturity of 1.5 years.

Residential Mortgage Loans

We own portfolios of residential mortgage loans, including manufactured housing loans and subprime mortgage loans, on properties located in the U.S. The following table sets forth certain information with respect to our residential mortgage loan portfolios at December 31, 2006 (dollars in thousands):

Loan Type	Current Face Amount	Carrying Value	Loan Count	Weighted Avg. Yield (1)	Weighted Avg. Maturity (Years) (2)
Residential loans	$168,649	$172,839	491	6.42%	2.79
Manufactured housing loans	643,912	636,258	18,343	8.48%	6.02
Total	$812,561	$809,097	18,834	8.03%	5.35
Subprime mortgage loans
subject to future repurchase	$299,176	$288,202

(1)	Loss adjusted.
(2)	Weighted average maturity was calculated based on a constant prepayment rate (CPR) of approximately 30% for residential loans and 9% for manufactured housing loans.

In March 2006, we acquired a portfolio of approximately 11,300 residential mortgage loans to subprime borrowers (the “Subprime Portfolio”) for $1.50 billion. The loans are being serviced by Nationstar Mortgage, LLC (formerly known as Centex Home Equity Company, LLC) for a servicing fee equal to 0.50% per annum on the unpaid principal balance of the Subprime Portfolio. At March 31, 2006, these loans were considered “held for sale” and carried at the lower of cost or fair value. A write down of $4.1 million was recorded to Provision for Losses, Loans Held for Sale in March 2006 with respect to these loans, related to market factors. Furthermore, the acquisition of loans held for sale is considered an operating activity for statement of cash flow purposes. An offsetting cash inflow from the sale of such loans (as described below) was recorded as an operating cash flow in April 2006. This acquisition was initially funded with an approximately $1.47 billion repurchase agreement which bore interest at LIBOR + 0.50%. We entered into an interest rate swap in order to hedge our exposure to the risk of changes in market interest rates with respect to the financing of the Subprime Portfolio. This swap did not qualify as a hedge for accounting purposes and was therefore marked to market through income. An unrealized mark to market gain of $5.5 million was recorded to Other Income in connection with this swap in March 2006.

In April 2006, through Newcastle Mortgage Securities Trust 2006-1 (the “Securitization Trust”), we closed on a securitization of the Subprime Portfolio. The Securitization Trust is not consolidated by us. We sold the Subprime Portfolio and the related interest rate swap to the Securitization Trust. The Securitization Trust issued $1.45 billion of debt (the “Notes”). We retained $37.6 million face amount of the low investment grade Notes and all of the equity issued by the Securitization Trust. The Notes have a stated maturity of March 25, 2036. As holder of the equity of the Securitization Trust, we have the option to redeem the Notes once the aggregate principal balance of the Subprime Portfolio is equal to or less than 20% of such balance at the date of the transfer. The proceeds from the securitization were used to repay the repurchase agreement described above.

The transaction between us and the Securitization Trust qualified as a sale for accounting purposes, resulting in a net gain of approximately $40,000 being recorded in April 2006. We, as holder of the equity of the Securitization Trust, have the option to redeem the Notes once the aggregate principal balance of the Subprime Portfolio is equal to or less than 20% of such balance at the date of the transfer. This 20% portion of the loans which is subject to future repurchase by us was not treated as being sold and is classified as “held for investment” subsequent to the completion of the securitization. Following the securitization, we held the following interests in the Subprime Portfolio, all valued at the date of securitization: (i) the $62.4 million equity of the Securitization Trust, recorded in Real Estate Securities, Available for Sale, (ii) the $33.7 million of retained bonds ($37.6 million face amount), recorded in Real Estate Securities, Available for Sale, which have been financed with a $28.0 million repurchase agreement, and (iii) subprime mortgage loans subject to future repurchase of $286.3 million and related financing in the amount of 100% of such loans.

Operating Real Estate

The following table sets forth certain information with respect to our operating real estate as of December 31, 2006
(dollars, others than per square foot amounts, in thousands):

Property Address	Use	Net Rentable Sq Ft	Major tenants	% of Total Sq Ft Leased	Tenant Net Rentable Sq Ft	Annual Rent

100 Dundas St. (1) (3)	Office	312,874	Bell Canada (2)	59.1%	184,829	$1,294
London, ON			A total of 4 tenants	1.5%	4,668	26
				60.6%	189,497	1,320

Apple Valley I	Office	54,927	A total of 8 tenants	65.0%	35,702	504
1430 Oak Court
Beavercreek, OH

Apple Valley II	Office	29,916	1 tenant	100.0%	29,916	478
4020 Executive Drive
Beavercreek, OH

Apple Valley III	Office	45,299	1 tenant	77.0%	34,878	558
4021-29 Executive Drive
Beavercreek, OH

Dayton Towne Center	Retail	33,485	A total of 5 tenants	75.2%	25,197	153
1880 Needmore Drive
Dayton, OH

Airport Corporate Center	Office	46,614	A total of 7 tenants	50.3%	23,468	301
303 Corporate Center Dr
Vandalia, OH

2 River Place	Office	42,286	Vacant	0.0%	-	-
Dayton, OH

Totals		565,401		59.9%	338,658	$3,314

(1)	Monetary amounts for the Canadian property are in U.S. dollars based on December 31, 2006 Canadian dollar exchange ratio of 1.1659.
(2)	This lease charges an administration fee of up to 15% of the operating expenses reimbursable by the tenant.
(3)	The parking garage income for approximately 185 parking stalls is not included in the annual rent.

Schedule of lease expirations (dollars in thousands):

Year	Square Feet of Expiring Leases	Annual Rent of Expiring Leases (1)	% of Gross Annual Rent represented by Expiring Leases
2007	68,918	$885	26.7%
2008	23,828	336	10.1%
2009	8,528	113	3.4%
2010	15,103	136	4.2%
2011	30,964	495	14.9%
2012	191,317	1,349	40.7%
Leased total	338,658	$3,314	100.0%
Vacant	226,743
Total	565,401

We also indirectly owned the following interest in operating real estate at December 31, 2006:

Joint Venture

In March 2004, we purchased a 49% interest in a portfolio of convenience and retail gas stores located throughout the southeastern and southwestern regions of the U.S. The properties are subject to a sale-leaseback arrangement under long term triple net leases with a 15 year minimum term. Circle K Stores Inc. (“Tenant”), an indirect wholly owned subsidiary of Alimentation Couche-Tard Inc. (“ACT”), is the counterparty under the leases. ACT guarantees the obligations of Tenant under the leases. We structured this transaction through a joint venture in two limited liability companies with a private investment fund managed by an affiliate of our manager, pursuant to which it co-invested on equal terms. One company held assets available for sale, the last of which was sold in September 2005, and one holds assets for investment. In October 2004, the investment’s initial financing was refinanced with a non-recourse term loan ($52.9 million outstanding at December 31, 2006), which bears interest at a fixed rate of 6.04%. The required payments under the loan consist of interest only during the first two years, followed by a 25-year amortization schedule with a balloon payment due in October 2014. At December 31, 2006, we had a $12.5 million investment in this entity.

Our Financing and Hedging Activities

We employ leverage in order to achieve our return objectives. We do not have a predetermined target debt to equity ratio as we believe the appropriate leverage for the particular assets we are financing depends on the credit quality of those assets. As of December 31, 2006, our debt to equity ratio was approximately 7.5 to 1. On a pro forma basis, our debt to equity ratio would have been 6.7 to 1 if the trust preferred securities we issued in March 2006 were considered equity for purposes of this computation. Also, on a pro forma basis, our debt to equity ratio would have been 6.9 to 1 after adjustment for the common stock issued in January 2007. We utilize leverage for the sole purpose of financing our portfolio and not for the purpose of speculating on changes in interest rates.

We maintain access to a broad array of capital resources in an effort to insulate our business from potential fluctuations in the availability of capital. We utilize multiple forms of financing including collateralized bond obligations (CBOs), other securitizations, term loans (including total rate of return swaps), a credit facility and trust preferred securities, as well as short term financing in the form of repurchase agreements and asset backed commercial paper.

Our manager may elect for us to bear a level of refinancing risk on a short term or longer term basis, such as is the case with investments financed with repurchase agreements and repurchase agreements subject to asset backed commercial paper, when, based on all of the relevant factors, bearing such risk is advisable.

We attempt to reduce interim refinancing risk and to minimize exposure to interest rate fluctuations through the use of match funded financing structures, when appropriate, whereby we seek (i) to match the maturities of our debt obligations with the maturities of our assets and (ii) to match the interest rates on our investments with like-kind debt (i.e., floating rate assets are financed with floating rate debt and fixed rate assets are financed with fixed rate debt), directly or through the use of interest rate swaps, caps or other financial instruments, or through a combination of these strategies. This allows us to minimize the risk that we have to refinance our liabilities prior to the maturities of our assets and to reduce the impact of changing interest rates on our earnings.

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

Debt Obligations

The following table presents certain summary information regarding our debt obligations and related hedges as of December 31, 2006 (unaudited) (dollars in thousands):

Debt Obligation	Current Face Amount	Carrying Value	Weighted Average Funding Cost (1)	Weighted Average Maturity (Years)	Face Amount of Floating Rate Debt	Collateral Carrying Value	Collateral Weighted Average Maturity (Years)	Face Amount of Floating Rate Collateral	Aggregate Notional Amount of Current Hedges

CBO Bonds Payable	$4,340,166	$4,313,824	5.73%	5.83	$4,047,216	$4,944,086	5.05	$1,724,873	$2,168,565
Other Bonds Payable	679,891	675,844	6.63%	2.26	579,952	758,092	5.23	80,936	575,083
Notes Payable	128,866	128,866	5.68%	0.74	128,866	145,819	2.79	142,301	-
Repurchase Agreements	760,346	760,346	5.92%	0.08	760,346	953,383	2.77	823,901	112,087
Repurchase Agreements
subject to ABCP	1,143,749	1,143,749	4.97%	0.08	1,143,749	1,176,358	4.27	-	1,087,385
Credit Facility	93,800	93,800	7.08%	0.85	93,800	-	-	-	-
Junior Subordinated
Notes Payable	100,100	100,100	7.72%	29.25	-	-	-	-	-
Subtotal debt obligations	$7,246,918	$7,216,529	5.76%	4.15	$6,753,929	$7,977,738	4.63	$2,772,011	$3,943,120
Financing on Subprime
Mortgage Loans Subject
to Future Repurchase	299,176	288,202
Total debt obligations	$7,546,094	$7,504,731

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

The Management Agreement

We are party to a management agreement with FIG LLC, an affiliate of Fortress Investment Group LLC, dated June 23, 2003, pursuant to which FIG LLC, our manager, provides for the day-to-day management of our operations.

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

We pay our manager an annual management fee equal to 1.5% of our gross equity, as defined in the management agreement. The management agreement provides that we will reimburse our manager for various expenses incurred by our manager or its officers, employees and agents on our behalf, including costs of legal, accounting, tax, auditing, administrative and other similar services rendered for us by providers retained by our manager or, if provided by our manager’s employees, in amounts which are no greater than those which would be payable to outside professionals or consultants engaged to perform such services pursuant to agreements negotiated on an arm’s-length basis.

To provide an incentive for our manager to enhance the value of our common stock, our manager is entitled to receive an incentive return (the “Incentive Compensation”) on a cumulative, but not compounding, basis in an amount equal to the product of (A) 25% of the dollar amount by which (1) (a) our funds from operations, as defined in the management agreement (before the Incentive Compensation) per share of common stock (based on the weighted average number of shares of common stock outstanding) plus (b) gains (or losses) from debt restructuring and from sales of property and other assets per share of common stock (based on the weighted average number of shares of common stock outstanding), exceed (2) an amount equal to (a) the weighted average of the price per share of common stock in our initial public offering and the value attributed to the net assets transferred to us by Newcastle Investment Holdings, and in any of our subsequent offerings (adjusted for prior capital dividends or capital distributions) multiplied by (b) a simple interest rate of 10% per annum (divided by four to adjust for quarterly calculations) multiplied by (B) the weighted average number of shares of common stock outstanding.

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

We have financed our assets with the net proceeds of our initial public offering, follow-on offerings, the issuance of preferred stock, long term secured and unsecured borrowings, a credit facility and short term borrowings under repurchase agreements and asset backed commercial paper. In the future, operations may be financed by future offerings of equity securities, as well as short term and long term unsecured and secured borrowings. We expect that, in general, we will employ leverage consistent with the type of assets acquired and the desired level of risk in various investment environments. Our governing documents do not explicitly limit the amount of leverage that we may employ. Instead, the general investment guidelines adopted by our board of directors limits total leverage to a maximum 9.0 to 1 debt to equity ratio. At December 31, 2006, 2005 and 2004, our debt to equity ratio was approximately 7.5 to 1, 5.7 to 1, and 5.0 to 1, respectively. Our policy relating to the maximum leverage we may utilize may be changed by our board of directors at any time in the future.

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

Employees

We are party to a management agreement with FIG LLC, an affiliate of Fortress Investment Group LLC, pursuant to which they advise us regarding investments, risk management, and other aspects of our business, and manage our day-to-day operations. As a result, we have no employees. From time to time, certain of our officers may enter into written agreements with us that memorialize the provision of certain services; these agreements do not provide for the payment of any cash compensation to such officers from us. The employees of FIG LLC are not a party to any collective bargaining agreement.

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

There are conflicts of interest inherent in our relationship with our manager insofar as our manager and its affiliates including investment funds, private investment funds, or businesses managed by our manager, invest in real estate securities, real estate related loans and operating real estate and whose investment objectives overlap with our investment objectives. Certain investments appropriate for Newcastle may also be appropriate for one or more of these other investment vehicles. Members of our board of directors and employees of our manager who are our officers may serve as officers and/or directors of these other entities. In addition, our manager or its affiliates may have investments in and/or earn fees from such other investment vehicles which are larger than their economic interests in Newcastle and which may therefore create an incentive to allocate investments to such other investment vehicles. Our manager or its affiliates may determine, in their discretion, to make a particular investment through another investment vehicle rather than through Newcastle and have no obligation to offer to Newcastle the opportunity to participate in any particular investment opportunity. Accordingly, it is possible that we may not be given the opportunity to participate at all in certain investments made by our affiliates that meet our investment objectives.

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

Our manager is authorized to follow very broad investment guidelines. Our directors periodically review our investment guidelines and our investment portfolio. However, our board does not review each proposed investment or our financing. In addition, in conducting periodic reviews, the directors rely primarily on information provided to them by our manager. Furthermore, transactions entered into by our manager may be difficult or impossible to unwind by the time they are reviewed by the directors. Our manager has great latitude within the broad investment guidelines in determining the types of assets it may decide are proper investments for us.

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

Our investment strategy may evolve, in light of existing market conditions and investment opportunities, to continue to take advantage of opportunistic investments in real estate and real estate related assets, which may involve additional risks depending upon the nature of such assets and our ability to finance such assets on a short or long term basis. Investment opportunities that present unattractive risk-return profiles relative to other available investment opportunities under particular market conditions may become relatively attractive under changed market conditions and changes in market conditions may therefore result in changes in the investments we target. Our failure to accurately assess the risks inherent in new asset categories or the financing risks associated with such assets could adversely affect our results of operations and our financial condition.

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

A key to our investment strategy is to finance our investments using match funded financing structures, which match assets and liabilities with respect to maturities and interest rates. This limits our refinance risk, including the risk of being able to refinance an investment or refinance on favorable terms. We generally use match funded financing structures, such as CBOs, to finance our investments in real estate securities and loans. However, our manager may elect for us to bear a level of refinancing risk on a short term or longer term basis, such as is the case with investments financed with repurchase agreements or asset backed commercial paper, when, based on all of the relevant factors, bearing such risk is advisable. This is generally the case with respect to the residential mortgage loans and agency RMBS we invest in. The decision not to match fund certain investments exposes us to additional refinancing risks that may not apply to our other investments.

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

Residential mortgage loans, manufactured housing loans and subprime mortgage loans are secured by single-family residential property and are subject to risks of delinquency and foreclosure, and risks of loss. The ability of a borrower to repay a loan secured by a residential property is dependent upon the income or assets of the borrower. A number of factors may impair borrowers' abilities to repay their loans.

In the event of any default under a loan held directly by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the loan, which could adversely affect our cash flow from operations. Foreclosure of a loan, particularly a commercial loan, can be an expensive and lengthy process which could negatively affect our anticipated return on the foreclosed loan.

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

When we acquire a portfolio of securities and loans which we finance on a short term basis with a view to securitization or other long term financing, we bear the risk of being unable to securitize the assets or otherwise finance them on a long term basis at attractive prices or in a timely matter, or at all. If it is not possible or economical for us to securitize or otherwise finance such assets on a long term basis, we may be unable to pay down our short term credit facilities, or be required to liquidate the assets at a loss in order to do so.

Both during the ramp up phase of a potential CBO financing and following the closing of a CBO financing when we have locked in the liability costs for a CBO during the reinvestment period, the rate at which we are able to acquire eligible investments and changes in market conditions may adversely affect our anticipated returns.

We acquire real estate securities and loans and finance them on a long term basis, typically through the issuance of collateralized bond obligations. We use short term warehouse lines of credit to finance the acquisition of real estate securities and loans until a sufficient quantity of assets are accumulated, at which time we may refinance these lines through a securitization, such as a CBO financing, or other long term financing. As a result, we are subject to the risk that we will not be able to acquire, during the period that our warehouse facility is available, a sufficient amount of eligible assets to maximize the efficiency of a collateralized bond obligation financing. In addition, conditions in the capital markets may make the issuance of a collateralized bond obligation less attractive to us when we do have a sufficient pool of collateral. If we are unable to issue a collateralized bond obligation to finance these assets, we may be required to seek other forms of potentially less attractive financing or otherwise to liquidate the assets.

In addition, following each CBO financing we must invest both the net cash raised in the financing as well as cash proceeds of any prepayment or assets which we determine to sell. Until we are able to acquire sufficient assets, our returns will reflect income earned on uninvested cash and, having locked in the cost of liabilities for the particular CBO, the particular CBO’s returns will be at risk of declining to the extent that yields on the assets to be acquired decline.

In general, our ability to acquire appropriate investments depends upon the supply in the market of investments we deem suitable, and changes in various economic factors may affect our determination of what constitutes a suitable investment.

Our returns will be adversely affected when investment held in CBOs are prepaid or sold subsequent to the reinvestment period.

Real estate securities and loans are subject to prepayment risk. In addition, we may sell, and realize gains (or losses) on, investments. To the extent such assets were held in CBOs subsequent to the end of the reinvestment period, the proceeds are fully utilized to pay down the related CBOs debt. This causes the leverage on the CBO to decrease, thereby lowering our returns on equity.

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

We use derivatives to hedge our interest rate exposure and this has certain risks, including the risk that losses on a hedge position will reduce the cash available for distribution to stockholders and that such losses may exceed the amount invested in such instruments. We have adopted a general policy with respect to the use of derivatives, which generally allows us to use derivatives where appropriate, but does not set forth specific policies and procedures. We use derivative instruments, including forwards, futures, swaps and options, in our risk management strategy to limit the effects of changes in interest rates on our operations. A hedge may not be effective in eliminating all of the risks inherent in any particular position. Our profitability may be adversely affected during any period as a result of the use of derivatives.

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

Accounting for derivatives under GAAP is extremely complicated. Any failure by us to account for our derivatives properly in accordance with GAAP in our financial statements could adversely affect our earnings.

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

Risks Relating to Our Taxation as a REIT

Our failure to qualify as a REIT would result in higher taxes and reduced cash available for distribution to our stockholders.

We operate in a manner intended to qualify as a REIT for federal income tax purposes. Our ability to satisfy the asset tests depends upon our analysis of the fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income and quarterly asset requirements also depends upon our ability to successfully manage the composition of our income and assets on an ongoing basis. Moreover, the proper classification of an instrument as debt or equity for federal income tax purposes, and the tax treatment of participation interests that we hold in mortgage loans and mezzanine loans, may be uncertain in some circumstances, which could affect the application of the REIT qualification requirements. Accordingly, there can be no assurance that the IRS will not contend that our interests in subsidiaries or other issuers will not cause a violation of the REIT requirements.

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

Dividends payable by REITs do not qualify for the reduced tax rates.

Tax law changes in 2003 reduced the maximum tax rate for dividends payable to individuals from 35% to 15% (through 2010). Dividends payable by REITs, however, are generally not eligible for the reduced rates. Although this legislation does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock. In addition, the relative attractiveness of real estate in general may be adversely affected by the newly favorable tax treatment given to corporate dividends, which could affect the value of our real estate assets negatively.

REIT distribution requirements could adversely affect our ability to execute our business plan.

We generally must distribute annually at least 90% of our net taxable income, excluding any net capital gain, in order for corporate income tax not to apply to earnings that we distribute. We intend to make distributions to our stockholders to comply with the requirements of the Internal Revenue Code. However, differences in timing between the recognition of taxable income and the actual receipt of cash could require us to sell assets or borrow funds on a short-term or long-term basis to meet the 90% distribution requirement of the Internal Revenue Code. Certain of our assets may generate substantial mismatches between taxable income and available cash. As a result, the requirement to distribute a substantial portion of our net taxable income could cause us to: (i) sell assets in adverse market conditions, (ii) borrow on unfavorable terms or (iii) distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt, in order to comply with REIT requirements. Further, amounts distributed will not be available to fund investment activities. If we fail to obtain debt or equity capital in the future, it could limit our ability to grow, which could adversely affect the value of our common stock.

The stock ownership limit imposed by the Internal Revenue Code for REITs and our charter may inhibit market activity in our stock and restrict our business combination opportunities.

In order for us to maintain our qualification as a REIT under the Internal Revenue Code, not more than 50% in value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Internal Revenue Code to include certain entities) at any time during the last half of each taxable year after our first year. Our charter, with certain exceptions, authorizes our board of directors to take the actions that are necessary and desirable to preserve our qualification as a REIT. Unless exempted by our board of directors, no person may own more than 8% of the aggregate value of our outstanding capital stock, treating classes and series of our stock in the aggregate, or more than 25% of the outstanding shares of our Series B Preferred Stock or Series C Preferred Stock. Our board may grant an exemption in its sole discretion, subject to such conditions, representations and undertakings as it may determine in its sole discretion. These ownership limits could delay or prevent a transaction or a change in our control that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders. Our board has granted limited exemptions to an affiliate of our manager, a third party group of funds managed by Cohen & Steers, and certain affiliates of these entities.

Even if we remain qualified as a REIT, we may face other tax liabilities that reduce our cash flow.

Even if we remain qualified for taxation as a REIT, we may be subject to certain federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes, such as mortgage recording taxes. Any of these taxes would decrease cash available for distribution to our stockholders. In addition, in order to meet the REIT qualification requirements, or to avert the imposition of a 100% tax that applies to certain gains derived by a REIT from dealer property or inventory, we may hold some of our assets through taxable REIT subsidiaries. Such subsidiaries will be subject to corporate level income tax at regular rates.

Complying with REIT requirements may cause us to forego otherwise attractive opportunities.

To qualify as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of our stock. We also may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution. Thus, compliance with the REIT requirements may hinder our ability to make certain attractive investments.

The “taxable mortgage pool” rules may increase the taxes that we or our stockholders may incur, and may limit the manner in which we effect future securitizations.

Certain of our securitizations have resulted in the creation of taxable mortgage pools for federal income tax purposes. As a REIT, so long as we own 100% of the equity interests in a taxable mortgage pool, we would generally not be adversely affected by the characterization of the securitization as a taxable mortgage pool. Certain categories of stockholders, however, such as foreign stockholders eligible for treaty or other benefits, stockholders with net operating losses, and certain tax-exempt stockholders that are subject to unrelated business income tax, could be subject to increased taxes on a portion of their dividend income from us that is attributable to the taxable mortgage pool. In addition, to the extent that our stock is owned by tax-exempt “disqualified organizations,” such as certain government-related entities and charitable remainder trusts that are not subject to tax on unrelated business income, we may incur a corporate level tax on a portion of our income from the taxable mortgage pool. In that case, we may reduce the amount of our distributions to any disqualified organization whose stock ownership gave rise to the tax.

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

No matters were submitted to a vote of our security holders during the fourth quarter of 2006.

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

2006	High	Low	Last Sale	Distributions Declared
First Quarter	$27.50	$23.34	$23.92	$0.625
Second Quarter	$26.30	$22.16	$25.32	$0.650
Third Quarter	$28.58	$24.60	$27.41	$0.650
Fourth Quarter	$32.59	$26.78	$31.32	$0.690

2005	High	Low	Last Sale	Distributions Declared
First Quarter	$31.95	$29.27	$29.60	$0.625
Second Quarter	$32.31	$28.25	$30.15	$0.625
Third Quarter	$31.25	$27.00	$27.90	$0.625
Fourth Quarter	$27.96	$24.74	$24.85	$0.625

We intend to continue to declare quarterly distributions on our common stock. No assurance, however, can be given as to the amounts or timing of future distributions as such distributions are subject to our earnings, financial condition, capital requirements and such other factors as our board of directors deems relevant.

On February 16, 2007, the closing sale price for our common stock, as reported on the NYSE, was $31.50. As of February 16, 2007, there were approximately 113 record holders of our common stock. This figure does not reflect the beneficial ownership of shares held in nominee name.

Equity Compensation Plan Information

The following table summarizes the total number of outstanding securities in the incentive plan and the number of securities remaining for future issuance, as well as the weighted average exercise price of all outstanding securities as of December 31, 2006.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved
by Security Holders:
Newcastle Investment Corp. Nonqualified
Stock Option and Incentive Award Plan	1,883,807 (1)	$25.89	7,148,169 (2)
Equity Compensation Plans Not Approved
by Security Holders:
None	N/A	N/A	N/A

(1)
Includes options for (i) 1,278,014 shares held by an affiliate of our manager; (ii) 591,793 shares granted to our manager and assigned to certain of the manager’s employees; and (iii) an aggregate of 14,000 shares held by our directors, other than Mr. Edens.

(2)
The maximum available for issuance is equal to 10% of the number of outstanding equity interests, subject to a maximum of 10,000,000 shares in the aggregate over the term of the plan. The number of securities remaining available for future issuance is net of an aggregate of 8,104 shares of our common stock awards to our directors, other than Mr. Edens, representing the aggregate annual automatic stock awards to each such director for 2003 through 2006, and of 959,920 shares issued to certain of our directors and employees of our manager upon the exercise of previously granted options.

Item 6. Selected Financial Data.

The selected historical consolidated financial information set forth below as of December 31, 2006, 2005, 2004, 2003 and 2002 and for the years ended December 31, 2006, 2005, 2004, 2003 and 2002 has been derived from our audited historical consolidated financial statements.

The information below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto included in “Financial Statements and Supplementary Data.”

Selected Consolidated Financial Information
(in thousands, except per share data)

	Year Ended December 31,
	2006	2005	2004	2003	2002
Operating Data					(1)
Revenues
Interest income	$530,006	$348,516	$225,761	$133,183	$73,620
Other income	22,603	29,697	23,908	18,901	18,716
	552,609	378,213	249,669	152,084	92,336
Expenses
Interest expense	374,269	226,446	136,398	76,877	44,238
Other expense	56,608	42,529	29,259	20,828	18,197
	430,877	268,975	165,657	97,705	62,435

Income before equity in earnings of unconsolidated subsidiaries	121,732	109,238	84,012	54,379	29,901

Equity in earnings of unconsolidated subsidiaries, net	5,968	5,609	9,957	862	362

Income from continuing operations	127,700	114,847	93,969	55,241	30,263
Income from discontinued operations	223	2,108	4,446	877	1,232
Net income	127,923	116,955	98,415	56,118	31,495
Preferred dividends and related accretion	(9,314)	(6,684)	(6,094)	(4,773)	(1,162)
Income available for common stockholders	$118,609	$110,271	$92,321	$51,345	$30,333
Net income per share of common stock, diluted	$2.67	$2.51	$2.46	$1.96	$1.68
Income from continuing operations per share of common stock,
after preferred dividends, diluted	$2.67	$2.46	$2.34	$1.93	$1.61
Weighted average number of shares of common stock
outstanding, diluted	44,417	43,986	37,558	26,141	18,090
Dividends declared per share of common stock-NCT	$2.615	$2.500	$2.425	$1.950	$0.850
Dividends declared per share of common stock-predecessor					$1.200

	As Of December 31,
	2006	2005	2004	2003	2002
Balance Sheet Data
Real estate securities, available for sale	$5,581,228	$4,554,519	$3,369,496	$2,192,727	$1,025,010
Real estate related loans, net	1,568,916	615,551	591,890	402,784	26,417
Residential mortgage loans, net	809,097	600,682	654,784	586,237	258,198
Operating real estate, net	29,626	16,673	57,193	102,995	113,652
Cash and cash equivalents	5,371	21,275	37,911	60,403	45,463
Total assets	8,604,392	6,209,699	4,932,720	3,550,299	1,574,828
Debt	7,504,731	5,212,358	4,021,396	2,924,552	1,217,007
Total liabilities	7,602,412	5,291,696	4,136,005	3,010,936	1,288,326
Common stockholders' equity	899,480	815,503	734,215	476,863	284,241
Preferred stock	102,500	102,500	62,500	62,500	-

Supplemental Balance Sheet Data
Common shares outstanding	45,714	43,913	39,859	31,375	23,489
Book value per share of common stock	$19.68	$18.57	$18.42	$15.20	$12.10

(1) Includes the operations of our predecessor through the date of commencement of our operations, July 12, 2002.

	Year Ended December 31,
	2006	2005	2004	2003	2002
Other Data
Cash Flow provided by (used in):
Operating activities	$16,322	$98,763	$90,355	$38,454	$21,919
Investing activities	(1,963,058)	(1,334,746)	(1,332,164)	(1,659,026)	(683,053)
Financing activities	1,930,832	1,219,347	1,219,317	1,635,512	675,237
Funds from Operations (FFO) (1)	119,421	104,031	86,201	54,380	37,633

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

	Year Ended December 31,
	2006	2005	2004	2003	2002
Calculation of Funds From Operations (FFO):
Income available for common stockholders	$118,609	$110,271	$92,321	$51,345	$30,333
Operating real estate depreciation	812	702	2,199	3,035	7,994
Accumulated depreciation on operating real estate sold	-	(6,942)	(8,319)	-	(2,847)
Other (1)	-	-	-	-	2,153
Funds from operations (FFO)	$119,421	$104,031	$86,201	$54,380	$37,633

(1) Related to an investment retained by our predecessor

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following should be read in conjunction with our consolidated financial statements and notes thereto included in “Financial Statements and Supplementary Data.”

General

Newcastle Investment Corp. is a real estate investment and finance company. We invest in real estate securities, loans and other real estate related assets. In addition, we consider other opportunistic investments which capitalize on our manager’s expertise and which we believe present attractive risk/return profiles and are consistent with our investment guidelines. We seek to deliver stable dividends and attractive risk-adjusted returns to our stockholders through prudent asset selection, active management and the use of match funded financing structures, when appropriate, which reduces our interest rate and financing risks. Our objective is to maximize the difference between the yield on our investments and the cost of financing these investments while hedging our interest rate risk. We emphasize asset quality, diversification, match funded financing and credit risk management.

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

We employ leverage in order to achieve our return objectives. We do not have a predetermined target debt to equity ratio as we believe the appropriate leverage for the particular assets we are financing depends on the credit quality of those assets. As of December 31, 2006, our debt to equity ratio was approximately 7.5 to 1. On a pro forma basis, our debt to equity ratio would have been 6.7 to 1 if the trust preferred securities we issued in March 2006 were considered equity for purposes of this computation. Also, on a pro forma basis, our debt to equity ratio would have been 6.9 to 1 after adjustment for the common stock issued in January 2007.

We maintain access to a broad array of capital resources in an effort to insulate our business from potential fluctuations in the availability of capital. We utilize a multiple forms of financing including collateralized bond obligations (CBOs), other securitizations, term loans, credit facility and trust preferred securities, as well as short term financing in the form of repurchase agreements and asset backed commercial paper.

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

Generally speaking, tightening credit spreads increase the unrealized gains on our current investments and reduce our financing costs, but reduce the yields available on potential new investments, while widening credit spreads reduce the unrealized gains on our current investments (or cause unrealized losses) and increase our financing costs, but increase the yields available on potential new investments.

In 2004 credit spreads on real estate securities tightened to historical lows, before widening in 2005. In 2006, these spreads tightened once again. This tightening of credit spreads and increasing interest rates caused the net unrealized gains on our securities and derivatives, recorded in accumulated other comprehensive income, and therefore our book value per share to increase on a net basis from December 31, 2003 to December 31, 2006.

In addition, trends in market interest rates continue to also affect our operations, although to a lesser degree due to our match funded financing strategy. Interest rates had been historically low throughout 2004, before rising in 2005 and continuing to increase in 2006.

Interest rates, as well as property values and other factors, influence the prepayment rates on our investments. Higher prepayment rates can hinder our ability to deploy capital in a timely manner, thereby reducing our return on equity, which occurred in 2005.

We continue to pursue opportunistic investments within our investment guidelines that offer a more attractive risk adjusted return, including investments in subprime mortgage loans and manufactured housing loans which we expect to generate a net, loss adjusted yield in the high teens.

If credit spreads widen and interest rates continue to increase, we expect that our new investment activities will benefit and our earnings will increase, although our net book value per share and the ability to realize gains from existing investments may decrease.

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

The following table presents information on shares of our common stock issued since our formation:

Year	Shares Issued	Range of Issue Prices (1)	Net Proceeds (millions)
Formation	16,488,517	N/A	N/A
2002	7,000,000	$13.00	$80.0
2003	7,886,316	$20.35-$22.85	$163.4
2004	8,484,648	$26.30-$31.40	$224.3
2005	4,053,928	$29.60	$108.2
2006	1,800,408	$29.42	$51.2
December 31, 2006	45,713,817
January 2007	2,420,000	$31.30	$75.0

(1)	Excludes prices of shares issued pursuant to the exercise of options and of shares issued to Newcastle's independent directors.

As of December 31, 2006, approximately 2.9 million of our shares of common stock were held by our manager, through its affiliates, and principals of Fortress. In addition, our manager, through its affiliates, held options to purchase approximately 1.3 million shares of our common stock at December 31, 2006.

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

Revenues attributable to each segment are disclosed below (unaudited) (in thousands).
For the Year Ended	Real Estate Securities and Real Estate Related Loans	Residential Mortgage Loans	Operating Real Estate	Unallocated	Total
December 31, 2006	$441,965	$105,621	$5,117	$(94)	$552,609
December 31, 2005	$321,889	$48,844	$6,772	$708	$378,213
December 31, 2004	$225,236	$19,135	$4,745	$553	$249,669

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

Application of Critical Accounting Policies

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that could affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. Actual results could differ from these estimates. Management believes that the estimates and assumptions utilized in the preparation of the consolidated financial statements are prudent and reasonable. Actual results have been in line with Management’s estimates and judgements used in applying each of the accounting policies described below. A summary of our significant accounting policies is presented in Note 2 to our consolidated financial statements, which appear in “Financial Statements and Supplementary Data.” The following is a summary of our accounting policies that are most effected by judgments, estimates and assumptions.

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

Prior to the adoption of FIN 46R, we consolidated our existing CBO transactions (the “CBO Entities) because we owned the entire equity interest in each of them, representing a substantial portion of their capitalization, and we controlled the management and resolution of their assets. We have determined that certain of the CBO Entities are VIEs and that we are the primary beneficiary of each of these VIEs and have therefore continued to consolidate them. We have also determined that the application of FIN 46R did not result in a change in our accounting for any other entities which were previously consolidated. However, it did cause us to consolidate one entity which was previously not consolidated, ICH CMO, as described below under “Liquidity and Capital Resources.” We will continue to analyze future CBO entities, as well as other investments, pursuant to the requirements of FIN 46R. These analyses require considerable judgment in determining the primary beneficiary of a VIE since they involve estimated probability weighting of subjectively determined possible cash flow scenarios. The result could be the consolidation of an entity acquired or formed in the future that would otherwise not have been consolidated or the non-consolidation of such an entity that would otherwise have been consolidated.

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

Revenue Recognition on Loans

Income on these loans is recognized similarly to that on our securities and is subject to similar uncertainties and contingencies, which are also analyzed on at least a quarterly basis. For loans acquired at a discount for credit losses, the net income recognized is based on a “loss adjusted yield” whereby a gross interest yield is recorded to Interest Income, offset by a provision for probable, incurred credit losses which is accrued on a periodic basis to Provision for Credit Losses. The provision is determined based on an evaluation of the loans as described under “Impairment of Loans” above. A rollforward of the provision is included in Note 5 to our consolidated financial statements in “Financial Statements and Supplementary Data.”

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

Accounting Treatment for Certain Investments Financed with Repurchase Agreements

We owned $305.7 million of assets purchased from particular counterparties which are financed via $243.7 million of repurchase agreements with the same counterparties at December 31, 2006. Currently, we record such assets and the related financings gross on our balance sheet, and the corresponding interest income and interest expense gross on our income statement. In addition, if the asset is a security, any change in fair value is reported through other comprehensive income (since it is considered “available for sale”).

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

This potential change in accounting treatment does not affect the economics of the transactions but does affect how the transactions are reported in our financial statements. Our cash flows, our liquidity and our ability to pay a dividend would be unchanged, and we do not believe our taxable income would be affected. Our net income and net equity would not be materially affected. In addition, this would not affect Newcastle’s status as a REIT or cause it to fail to qualify for its Investment Company Act exemption. We understand that this issue has been submitted to accounting standard setters for resolution. If we were to change our current accounting treatment for these transactions, our total assets and total liabilities would each be reduced by $244.3 million and $287.9 million at December 31, 2006 and 2005, respectively.

Results of Operations

We raised a significant amount of capital in offerings in each of these years, resulting in additional capital being deployed to our investments which, in turn, caused changes to our results of operations.

The following table summarizes the changes in our results of operations from year-to-year (dollars in thousands):

	Year-to-Year Increase (Decrease)		Year-to-Year Percent Change		Explanation
	2006/2005	2005/2004	2006/2005	2005/2004	2006/2005	2005/2004
Interest income	$181,490	$122,755	52.1%	54.4%	(1)	(1)
Rental and escalation income	(1,786)	1,903	(26.9%)	40.1%	(2)	(2)
Gain on sale of investments	(7,965)	1,991	(39.2%)	10.9%	(3)	(3)
Other income	2,657	1,895	96.8%	222.9%	(4)	(4)
Interest expense	147,823	90,048	65.3%	66.0%	(1)	(1)
Property operating expense	1,442	(212)	61.0%	(8.2%)	(2)	(2)
Loan and security servicing expense	951	2,936	15.9%	96.0%	(1)	(1)
Provision for credit losses	1,017	8,421	12.1%	N/A	(5)	(5)
Provision for losses, loans held for sale	4,127	-	N/A	N/A	(6)	(6)
General and administrative expense	787	(438)	18.9%	(9.5%)	(7)	(7)
Management fee to affiliate	693	2,705	5.2%	25.5%	(8)	(8)
Incentive compensation to affiliate	4,618	(332)	60.5%	(4.2%)	(8)	(8)
Depreciation and amortization	444	190	69.3%	42.1%	(9)	(9)
Equity in earnings of
unconsolidated subsidiaries, net	359	(4,348)	6.4%	(43.7%)	(10)	(10)
Income from continuing operations	$12,853	$20,878	11.2%	22.2%

(1)	Changes in interest income and expense are primarily due to our acquisition and disposition during these periods of interest bearing assets and related financings, as follows:

	Year-to-Year Increase
	Interest Income	Interest Expense
	2006/2005	2006/2005
Real estate security and loan portfolios (A)	$68,911	$52,174
Agency RMBS	25,738	24,695
Other real estate related loans	42,899	15,342
Subprime mortgage loan portfolio	41,478	29,671
Credit facility and junior subordinated notes	-	11,305
Manufactured housing loan portfolio (B)	17,323	11,313
Other (C)	9,375	16,908
Residential mortgage loan portfolio (D)	(6,934)	(4,557)
Other real estate related loans (D)	(17,300)	(9,028)
	$181,490	$147,823

(A) Represents our CBO financings and the acquisition of the related collateral in the respective years.
(B) Primarily due to the acquisition of a manufactured housing loan pool in the third quarter of 2006.
(C) Primarily due to increasing interest rates on floating rate assets and liabilities owned during the period.
(D) These loans received paydowns during the period which served to offset the amounts listed above.

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

(A) Represents our CBO financings and the acquisition of the related collateral in the respective years.
(B) Primarily due to increasing interest rates on floating rate assets and liabilities owned during the entire period.
(C) These loans received paydowns during the period which served to offset the amounts listed above.

Changes in loan and security servicing expenses are also primarily due to these acquisitions and paydowns.

(2)
These changes are primarily the result of the effect of the termination of a lease (including the acceleration of lease termination income), the inception of a new lease (including the associated free rent period), foreign currency fluctuations and the acquisition of a $12.2 million portfolio of properties through foreclosure in the first quarter of 2006.

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

(5)
The increase from 2004 to 2005 is primarily the result of the acquisition of manufactured housing and residential mortgage loan pools at a discount for credit quality and $2.9 million of impairment recorded with respect to the ICH loans in 2005. The increase from 2005 to 2006 is primarily due to the acquisition of manufactured housing loans at a discount for credit quality which is offset by less impairment recorded with respect to the ICH loans.

(6)
This change represents the unrealized loss on our pool of subprime mortgage loans which was considered held for sale at March 31, 2006. This loss was related to market factors and was offset by the gain described in (4) above.

(7)	The changes in general and administrative expense are primarily increases as a result of our increased size, offset by decreased professional fees in 2005.

(8)
The increases in management fees are a result of our increased size resulting from our equity issuances during these periods. The changes in incentive compensation are primarily a result of our increased earnings, offset by FFO losses recorded with respect to the sale of properties during 2004 and 2005.

(9)
The increase in depreciation is primarily due to the implementation of new information systems and the acquisition of a $12.2 million portfolio of properties through foreclosure in the first quarter of 2006.

(10)
The change from 2004 to 2005 is related to an interest in an LLC which held a portfolio of convenience and retail gas stores that was acquired with the intent to sell. All sales were completed in 2005. The change from 2005 to 2006 is the result of a small improvement in operating performance. Note that the amounts shown are net of income taxes on related taxable subsidiaries.

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

We expect that our cash on hand and our cash flow provided by operations, as well as our credit facility, will satisfy our liquidity needs with respect to our current investment portfolio over the next twelve months. However, we currently expect to seek additional capital in order to grow our investment portfolio. We have an effective shelf registration statement with the SEC which allows us to issue various types of securities, such as common stock, preferred stock, depository shares, debt securities and warrants, from time to time, up to an aggregate of $750 million, of which approximately $185 million remained available as of February 16, 2007.

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

We expect to meet our short term liquidity requirements generally through our cash flow provided by operations and our credit facility, as well as investment specific borrowings. In addition, at December 31, 2006, we had an unrestricted cash balance of $5.4 million and an undrawn balance of $106.2 million on our credit facility. Our cash flow provided by operations differs from our net income due to several primary factors: (i) accretion of discount or premium on our real estate securities and loans (including the accrual of interest and fees payable at maturity), discount on our debt obligations, deferred financing costs and interest rate cap premiums, and deferred hedge gains and losses, (ii) gains and losses from sales of assets financed with CBOs, (iii) depreciation and straight-lined rental income of our operating real estate, (iv) the provision for credit losses recorded in connection with our loan assets, and (v) unrealized gains or losses on our non-hedge derivatives, particularly our total rate of return swaps, as described below. Proceeds from the sale of assets which serve as collateral for our CBO financings, including gains thereon, are required to be retained in the CBO structure until the related bonds are retired and are therefore not available to fund current cash needs. As of December 31, 2006 we had $123.9 million of restricted cash held in CBO financing structures pending its investment in real estate securities and loans.

Our match funded investments are financed long term and their credit status is continuously monitored; therefore, these investments are expected to generate a generally stable current return, subject to limited interest rate fluctuations. See "Quantitative and Qualitative Disclosures About Market Risk — Interest Rate Exposure'' below. Our remaining investments, generally financed with short term repurchase agreements and asset backed commercial paper, are also subject to refinancing risk upon the maturity of the related debt. See “Debt Obligations” below.

With respect to our operating real estate, we expect to incur expenditures of approximately $2.4 million relating to tenant improvements in connection with the inception of leases and capital expenditures during the year ending December 31, 2007.

With respect to one of our real estate related loans, we were committed to fund up to an additional $6.6 million at December 31, 2006, subject to certain conditions to be met by the borrower.

As described below, under “Interest Rate, Credit and Spread Risk,” we are subject to margin calls in connection with our assets financed with repurchase agreements or total rate of return swaps. Margin calls resulting from decreases in value related to rising interest rates are substantially offset by our ability to make margin calls on our interest rate derivatives. We do not expect these potential margin calls to materially affect our financial condition or results of operations.

Debt Obligations

The following table presents certain information regarding our debt obligations and related hedges as of December 31, 2006 (unaudited) (dollars in thousands):

Debt Obligation/ Collateral	Month Issued	Current Face Amount	Carrying Value	Unhedged Weighted Average Funding Cost	Final Stated Maturity	Weighted Average Funding Cost (1)	Weighted Average Maturity (Years)	Face Amount of Floating Rate Debt	Collateral Carrying Value	Collateral Weighted Average Maturity (Years)	Face Amount of Floating Rate Collateral	Aggregate Notional Amount of Current Hedges
CBO Bonds Payable
Real estate securities	Jul 1999	$398,366	$395,646	6.94% (2)	Jul 2038	5.50%	1.99	$303,366	$544,469	4.06	$-	$255,352
Real estato securities and loans	Apr 2002	444,000	441,660	6.42% (2)	Apr 2037	6.78%	3.45	372,000	498,754	5.15	59,612	296,000
Real estate securities and loans	Mar 2003	472,000	468,944	6.23% (2)	Mar 2038	5.35%	5.30	427,800	515,335	4.56	128,600	285,060
Real estate securities and loans	Sep 2003	460,000	456,250	6.08% (2)	Sep 2038	5.88%	5.85	442,500	505,450	4.28	151,677	207,500
Real estate securities and loans	Mar 2004	414,000	411,014	5.93% (2)	Mar 2039	5.38%	5.61	382,750	446,749	4.76	174,192	177,300
Real estate securities and loans	Sep 2004	454,500	451,137	5.91% (2)	Sep 2039	5.49%	6.19	442,500	499,389	5.08	227,898	209,202
Real estate securities and loans	Apr 2005	447,000	442,870	5.81% (2)	Apr 2040	5.53%	7.16	439,600	491,398	5.82	195,186	242,990
Real estate securities	Dec 2005	442,800	438,894	5.85% (2)	Dec 2050	5.57%	8.48	436,800	512,249	7.23	115,491	341,506
Real .estate securities and loans	Nov 2006	807,500	807,409	5.98% (2)	Nov 2052	5.92%	7.06	799,900	930,293	4.69	672,217	153,655
		4,340,166	4,313,824			5.73%	5.83	4,047,216	4,944,086	5.05	1,724,873	2,168,565
Other Bonds Payable
ICH loans (3)	(3)	101,925	101,925	6.78% (2)	Aug 2030	6.78%	1.04	1,986	121,834	1.10	1,986	-
Manufactured housing loans	Jan 2006	213,172	211,738	LIBOR +1.25%	Jan 2009	6.14%	1.46	213,172	237,133	6.26	4,977	204,617
Manufactured housing loans	Aug 2006	364,794	362,181	LIBOR +1.25%	Aug 2011	6.87%	3.07	364,794	399,125	5.87	73,973	370,466
		679,891	675,844			6.63%	2.26	579,952	758,092	5.25	80,936	575,083
Notes Payable
Residential mortgago loans (4)	Nov 2004	128,866	128,866	LIBOR+ 0.16%	Nov 2007	5.68%	0.74	128,866	145,819	2.79	142,301	-
Repurchase Agreements (4) (7)
Real estate securities	Rolling	181,059	181,059	LIBOR + 0.41%	Jan 2007	5.62%	0.08	181,059	207,374	4.60	101,380	92,457
Real estate related loans	Rolling	553,944	553,944	LIBOR + 0.69%	Jan 2007	6.02%	0.08	553,944	718,989	2.21	696,174	19,630
Residential mortgage loans	Rolling	25,343	25,343	LIBOR + 0.43%	Mar 2007	5.79%	0.23	25,343	27,020	2.81	26,347	-
		760,346	760,346			5.92%	0.08	760,346	953,383	2.77	823,901	112,087
Repurchase agreements subject to ABCP facility (8)
Agency RMBS	Dec 2006	1,143,749	1,143,749	5.41%	Jan 2007	4.97%	0.08	1,143,749	1,176,358	4.27	-	1,087,385
Credit facility (5)	May 2006	93,800	93,800	LIBOR +1.75%	Nov 2007	7.08%	0.85	93,800	-	-	-	-
Junior subordinated notes payable	Mar 2006	100,100	100,100	7.80% (6)	Apr 2036	7.72%	29.25	-	-	-	-	-
Subtotal debt obligations		7,246,918	7,216,529			5.76%	4.15	$6,753,929	$7,977,738	4.63	$2,772,011	$3,943,120
Financing on subprime mortgage loans subject to future repurchase (8)	Apr 2006	299,176	288,202
Total debt obligations		$7,546,094	$7,504,731

(1)	Including the effect of applicable hedges.
(2)	Weighted average, including floating and fixed rate classes.
(3)	See "Business-Our Investing Activities-Real Estate Related Loans" above.
(4)	Subject to potential mandatory prepayments based on collateral value.
(5)	A maximum of $200 million can be drawn.
(6)	LIBOR + 2.25% after April 2016.
(7)
The counterparties on our repurchase agreements include: Bear Stearns Mortgage Capital Corporation ($270.6 million), Credit Suisse ($216.2 million), Deutsche Bank AG ($181.7 million) and other ($91.8 million).

(8)	See "Liquidity and Capital Resources" below.

Our debt obligations existing at December 31, 2006 (gross of $41.4 million of discounts) have contractual maturities as follows (unaudited) (in thousands):

2007	$2,126,761
2008	-
2009	213,172
2010	-
2011	364,794
Thereafter	4,841,367
Total	$7,546,094

Certain of the debt obligations included above are obligations of our consolidated subsidiaries which own the related collateral. In some cases, including the CBO and Other Bonds Payable, such collateral is not available to other creditors of ours.

Our debt obligations contain various customary loan covenants. Such covenants do not, in management’s opinion, materially restrict our investment strategy or ability to raise capital. We are in compliance with all of our loan covenants as of December 31, 2006.

Two classes of separately issued CBO bonds, with an aggregate $718.0 million face amount, were issued subject to remarketing procedures and related agreements whereby such bonds are remarketed and sold on a periodic basis. $395.0 million of these bonds are fully insured by a third party with respect to the timely payment of interest and principal thereon.

Two classes of CBO bonds, with an aggregate $50.0 million of face amount, were upgraded to a rating of A+ by Fitch in 2006.

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

In August 2006, we completed our acquisition of a manufactured housing loan portfolio and closed on a five year term financing for an initial financing amount of approximately $391.3 million. The lender received an upfront structuring fee equal to 0.5% on the initial financing amount and is entitled to expense reimbursement of up to 0.125% on the initial financing amount.

In November 2006, we closed our ninth CBO financing to term finance a $950 million portfolio of real estate securities and loans. Approximately 69%, or $560.5 million, of the debt issued, all of which is investment grade, is rated AAA.

In December 2006, we closed a $2 billion asset backed commercial paper (ABCP) facility through our wholly owned subsidiary, Windsor Funding Trust. This facility provides us with the ability to finance our agency residential mortgage backed securities (RMBS) and AAA-rated MBS by issuing secured liquidity notes that are rated A-1+, P-1 and F-1+, by Standard & Poor’s, Moody’s and Fitch respectively, and have maturities of up to 250 days. The facility also permits the issuance of subordinated notes rated at least BBB/Baa by Standard & Poor’s, Moody’s or Fitch. As of December 31, 2006, Windsor Funding Trust had approximately $1.1 billion of secured liquidity notes and $8.3 million of subordinated notes issued and outstanding. The weighted average maturities of the secured liquidity notes and the subordinated notes were 0.12 years and 5 years, respectively. We own all of the trust certificates of the Windsor Funding Trust. Windsor Funding Trust used the proceeds of the issuance to enter into a repurchase agreement with Newcastle to purchase interests in our agency RMBS. The repurchase agreement represents Windsor Funding Trust’s only asset. The interest rate on the repurchase agreement is effectively the weighted average interest rate on the secured liquidity notes and subordinated notes. Under the provisions of FIN 46R, we determined that the noteholders were the primary beneficiaries of the Windsor Funding Trust. As a result, we did not consolidate the Windsor Funding Trust and have reflected our obligation pursuant to the asset backed commercial paper facility under the caption Repurchase Agreements subject to ABCP Facility.

In January 2007, we entered into an $700 million non-recourse warehouse agreement with a major investment bank to finance a portfolio of real estate related loans and securities prior to them being financed with a CBO. The financing bears interest at LIBOR + 0.50%.

Other

We have entered into total rate of return swaps with major investment banks to finance certain loans whereby we receive the sum of all interest, fees and any positive change in value amounts (the total return cash flows) from a reference asset with a specified notional amount, and pay interest on such notional plus any negative change in value amounts from such asset. These agreements are recorded in Derivative Assets and treated as non-hedge derivatives for accounting purposes and are therefore marked to market through income. Net interest received is recorded to Interest Income and the mark to market is recorded to Other Income. If we owned the reference assets directly, they would not be marked to market. Under the agreements, we are required to post an initial margin deposit to an interest bearing account and additional margin may be payable in the event of a decline in value of the reference asset. Any margin on deposit, less any negative change in value amounts, will be returned to us upon termination of the contract.

As of December 31, 2006 we held an aggregate of $299.7 million notional amount of total rate of return swaps on 8 reference assets on which we had deposited $46.8 million of margin. These total rate of return swaps had an aggregate fair value of approximately $1.3 million, a weighted average receive interest rate of LIBOR + 2.59%, a weighted average pay interest rate of LIBOR + 0.63%, and a weighted average swap maturity of 1.5 years.

Stockholders’ Equity

Common Stock

The following table presents information on shares of our common stock issued since our formation.
Year	Shares Issued	Range of Issue Prices per Share (1)	Net Proceeds (millions)	Options Granted to Manager

Formation	16,488,517	N/A	N/A	N/A
2002	7,000,000	$13.00	$80.0	700,000
2003	7,886,316	$20.35-$22.85	$163.4	788,227
2004	8,484,648	$26.30-$31.40	$224.3	837,500
2005	4,053,928	$29.60	$108.2	330,000
2006	1,800,408	$29.42	$51.2	170,000
December 31, 2006	45,713,817
January 2007	2,420,000	$31.30	$75.0	242,000

(1)	Excludes prices of shares issued pursuant to the exercise of options and of shares issued to our independent directors.

Through December 31, 2006, our manager had assigned, for no value, options to purchase approximately 0.9 million shares of our common stock to certain of our manager’s employees, of which approximately 0.3 million had been exercised. In addition, our manager had exercised 0.7 million of its options.

As of December 31, 2006, our outstanding options had a weighted average strike price of $25.89 and were summarized as follows:

Held by our manager	1,278,014
Issued to our manager and subsequently assigned to certain of our manager's employees	591,793
Held by directors and former directors	14,000
Total	1,883,807

Preferred Stock

In March 2003, we issued 2.5 million shares ($62.5 million face amount) of 9.75% Series B Cumulative Redeemable Preferred Stock (the “Series B Preferred”). In October 2005, we issued 1.6 million shares ($40.0 million face amount) of 8.05% Series C Cumulative Redeemable Preferred Stock (the “Series C Preferred”). The Series B Preferred and Series C Preferred have a $25 liquidation preference, no maturity date and no mandatory redemption. We have the option to redeem the Series B Preferred beginning in March 2008 and the Series C Preferred beginning in October 2010. If the Series C Preferred ceases to be listed on the NYSE or the AMEX, or quoted on the NASDAQ, and we are not subject to the reporting requirements of the Exchange Act, we have the option to redeem the Series C Preferred at their face amount and, during such time any shares of Series C Preferred are outstanding, the dividend will increase to 9.05% per annum.

Other Comprehensive Income

During the year ended December 31, 2006, our accumulated other comprehensive income changed due to the following factors (in thousands):

Accumulated other comprehensive income, December 31, 2005	$45,564
Net unrealized gain on securities	26,242
Reclassification of net realized (gain) on securities into earnings	(282)
Foreign currency translation	(26)
Net unrealized gain on derivatives designated as cash flow hedges	7,773
Reclassification of net realized (gain) on derivatives designated as cash flow hedges into earnings	(3,287)
Accumulated other comprehensive income, December 31, 2006	$75,984

Our book equity changes as our real estate securities portfolio and derivatives are marked to market each quarter, among other factors. The primary causes of mark to market changes are changes in interest rates and credit spreads. During the year, the combination of tightening credit spreads and increasing interest rates has resulted in a net increase in unrealized gains on our real estate securities and derivatives. We believe that our ongoing investment activities benefit in general from an environment of widening credit spreads and increasing interest rates. While such an environment would likely result in a decrease in the fair value of our existing securities portfolio and, therefore, reduce our book equity and ability to realize gains on such existing securities, it would not directly affect our earnings or our cash flow or our ability to pay dividends.

Common Dividends Paid

Declared for the Period Ended	Paid	Amount Per Share
March 31, 2004	April 2004	$0.600
June 30, 2004	July 2004	$0.600
September 30, 2004	October 2004	$0.600
December 31, 2004	January 2005	$0.625
March 31, 2005	April 2005	$0.625
June 30, 2005	July 2005	$0.625
September 30, 2005	October 2005	$0.625
December 31, 2005	January 2006	$0.625
March 31, 2006	April 2006	$0.625
June 30, 2006	July 2006	$0.650
September 30, 2006	October 2006	$0.650
December 31, 2006	January 2007	$0.690

Cash Flow

Net cash flow provided by operating activities decreased from $98.8 million for the year ended December 31, 2005 to $16.3 million for the year ended December 31, 2006. It increased from $90.4 million for the year ended December 31, 2004 to $98.8 million for the year ended December 31, 2005. These changes primarily resulted from the acquisition and settlement of our investments as described above.

Investing activities used ($1,963.1 million), ($1,334.7 million) and ($1,332.2 million) during the years ended December 31, 2006, 2005 and 2004, respectively. Investing activities consisted primarily of the investments made in real estate securities and loans, net of proceeds from the sale or settlement of investments.

Financing activities provided $1,930.8 million, $1,219.3 million and $1,219.3 million during the years ended December 31, 2006, 2005 and 2004, respectively. The equity issuances, borrowings and debt issuances described above served as the primary sources of cash flow from financing activities. Offsetting uses included the payment of related deferred financing costs, the purchase of hedging instruments, the payment of dividends, and the repayment of debt as described above.

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

Our general financing strategy focuses on the use of match funded structures. This means that we seek to match the maturities of our debt obligations with the maturities of our investments to minimize the risk that we have to refinance our liabilities prior to the maturities of our assets, and to reduce the impact of changing interest rates on our earnings. In addition, we generally match fund interest rates on our investments with like-kind debt (i.e., fixed rate assets are financed with fixed rate debt and floating rate assets are financed with floating rate debt) when appropriate, directly or through the use of interest rate swaps, caps or other financial instruments, or through a combination of these strategies, which allows us to reduce the impact of changing interest rates on our earnings. See “Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Exposure” below.

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

Our loan portfolios are also subject to spread risk. Our floating rate loans are valued based on a market credit spread to LIBOR. The value of these loans is dependent upon the yield demanded by the market based on their credit relative to LIBOR. The value of our floating rate loans would tend to decline should the market require a higher yield on such loans, resulting in the use of a higher spread over the benchmark rate (usually the applicable LIBOR yield). Our fixed rate loans are valued based on a market credit spread over U.S. Treasuries and are effected similarly by changes in U.S. Treasury spreads. If the value of our loans subject to repurchase agreements or commercial paper were to decline, it could affect our ability to refinance such loans upon the maturity of the related repurchase agreements or commercial paper.

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

Statistics
	December 31, 2006		December 31, 2005
	Face Amount	% Total	Face Amount	% Total
Real Estate Securities and Related Loans	$6,196,179	71.7%	$4,802,172	76.1%
Agency RMBS	1,177,779	13.6%	697,530	11.0%
Total Real Estate Securities and Related Loans	7,373,958	85.3%	5,499,702	87.1%
Residential Mortgage Loans	812,561	9.4%	610,970	9.7%
Other
Subprime Loans Subject to Future Repurchase	299,176	3.5%	-	0.0%
Investment in Joint Venture	38,469	0.4%	38,164	0.6%
ICH Loans	123,390	1.4%	165,514	2.6%
Total Portfolio	$8,647,554	100.0%	$6,314,350	100.0%

The table excludes operating real estate of $33.8 million at December 31, 2006 and $20.2 million at December 31, 2005.

Asset Quality and Diversification at December 31, 2006

•	Total real estate securities and related loans of $7.4 billion face amount, representing 85.3% of the total portfolio
Asset Quality
o	$6.0 billion or 81.5% of this portfolio is rated by third parties, or had an implied AAA rating, with a weighted average rating of BBB+.
o	$1.4 billion or 18.5% of this portfolio is not rated by third parties but had a weighted average loan to value ratio of 68.6%.
o	63% of this portfolio has an investment grade rating (BBB- or higher).
o
The weighted average credit spread (i.e., the yield premium on our investments over the comparable US Treasury or LIBOR) for the core real estate securities and related loans of $6.2 billion (excluding agency RMBS) was 2.56%.

Diversity
o	Our real estate securities and loans are diversified by asset type, industry, location and issuer.
o	This portfolio had 635 investments. The largest investment was $179.5 million and the average investment size was $11.6 million.
o	Our real estate securities are supported by pools of underlying loans. For instance, our CMBS investments had over 21,000 underlying loans.
•	Residential mortgage loans of $0.8 billion face amount, representing 9.4% of the total portfolio
Asset Quality
o	These residential loans are to high quality borrowers with an average Fair Isaac Corp. credit score (“FICO”) of 697.
o	Approximately $142.3 million face amount were held in securitized form, of which 95.7% was rated investment grade.

Diversity
o	Our residential and manufactured housing loans were well diversified with 491 and 18,343 loans, respectively.

Margin

Certain of our investments are financed through repurchase agreements or total rate of return swaps which are subject to margin calls based on the value of such investments. Margin calls resulting from decreases in value related to rising interest rates are substantially offset by our ability to make margin calls on our interest rate derivatives. We maintain adequate cash reserves or availability on our credit facility to meet any margin calls resulting from decreases in value related to a reasonably possible (in the opinion of management) widening of credit spreads. Funding a margin call on our credit facility would have a dilutive effect on our earnings, however we would not expect this to be material.

Off-Balance Sheet Arrangements

As of December 31, 2006, we had one material off-balance sheet arrangement.

•	In April 2006, we securitized our portfolio of subprime mortgage loans. 80% of this transaction was treated as an off-balance sheet financing as described in “Liquidity and Capital Resources.”

We also had the following arrangements which do not meet the definition of off-balance sheet arrangements, but do have some of the characteristics of off-balance sheet arrangements.

•	We are party to total rate of return swaps which are treated as non-hedge derivatives. For further information on these investments, see “Liquidity and Capital Resources.”

•	We have made investments in four unconsolidated subsidiaries. See Note 3 to our consolidated financial statements in “Financial Statements and Supplementary Data.”

In each case, our exposure to loss is limited to the carrying (fair) value of our investment, except for the total rate of return swaps where our exposure to loss is limited to their fair value plus their notional amount

Contractual Obligations

As of December 31, 2006, we had the following material contractual obligations (payments in thousands):

Contract	Terms
CBO bonds payable	Described under “Quantitative and Qualitative Disclosures About Market Risk”

Other bonds payable	Described under “Quantitative and Qualitative Disclosures About Market Risk”

Notes payable	Described under “Quantitative and Qualitative Disclosures About Market Risk”

Repurchase agreements	Described under “Quantitative and Qualitative Disclosures About Market Risk”

Repurchase agreements subject to ABCP facility	We entered into a repurchase agreement with our wholly owned subsidiary Windsor Funding Trust as described under “Liquidity and Capital Resources”

Credit facility	Described under “Quantitative and Qualitative Disclosures About Market Risk”

Junior subordinated notes payable	Described under “Quantitative and Qualitative Disclosures About Market Risk”

Interest rate swaps, treated as hedges	Described under “Quantitative and Qualitative Disclosures About Market Risk”

Non-hedge derivative obligations	Described under “Quantitative and Qualitative Disclosures About Market Risk”

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

CBO remarketing agreements	In connection with the remarketing procedures described above, the remarketing agent is paid an annual fee of 0.05% of the outstanding face amount of the bonds under the remarketing agreements.

Subprime loan securitization	We entered into the securitization of our subprime mortgage loan portfolio as described under “Liquidity and Capital Resources.”

Loan servicing agreements
We are a party to servicing agreements with respect to our residential mortgage loans, including manufactured housing loans and subprime mortgage loans, and our ICH loans. We pay annual fees generally equal to 0.38% of the outstanding face amount of the residential mortgage loans, 1.00% and 0.625% of the outstanding face amount of the two portfolios of manufactured housing loans, respectively, and approximately 0.11% of the outstanding face amount of the ICH loans under these agreements. Our subprime loans are held off balance sheet.

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

	Actual Payments	Fixed and Determinable Payments Due by Period (2)
Contract	2006 (1)	2007	2008-2009	2010-2011	Thereafter	Total

CBO bonds payable	$233,913	$-	$-	$-	$4,340,166	$4,340,166
Other bonds payable	335,625	-	213,172	364,794	101,925	679,891
Notes payable	141,584	128,866	-	-	-	128,866
Repurchase agreements	2,872,327	760,346	-	-	-	760,346
Repurchase agreements subject to ABCP facility	181,605	1,143,749	-	-	-	1,143,749
Financing of subprime mortgage loans subject to future repurchase	-	-	-	-	299,176	299,176
Credit facility	501,202	93,800	-	-	-	93,800
Junior subordinated notes payable	4,444	-	-	-	100,100	100,100
Interest rate swaps, treated as hedges	3,197	(3)	(3)	(3)	(3)	(3)
Non-hedge derivative obligations	34	(3)	(3)	(3)	(3)	(3)
CBO wrap agreement	481	(3)	(3)	(3)	(3)	(3)
CBO backstop agreements	1,292	(3)	(3)	(3)	(3)	(3)
CBO remarketing agreements	364	(3)	(3)	(3)	(3)	(3)
Subprime loan securitization	1,462,427	(3)	(3)	(3)	(3)	(3)
Loan servicing agreements	4,755	(3)	(3)	(3)	(3)	(3)
Trustee agreements	826	(3)	(3)	(3)	(3)	(3)
Management agreement	21,581	(3)	(3)	(3)	(3)	(3)
Total	$5,765,657	$2,126,761	$213,172	$364,794	$4,841,367	$7,546,094

(1)
Includes all payments made under the respective agreements. The management agreement payments shown include $14.0 million of management fees and expense reimbursements and $7.6 million of incentive compensation.

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

Funds from Operations

We believe Funds from Operations (FFO) is one appropriate measure of the operating performance of real estate companies. We also believe that FFO is an appropriate supplemental disclosure of operating performance for a REIT due to its widespread acceptance and use within the REIT and analyst communities. Furthermore, FFO is used to compute our incentive compensation to our manager. FFO, for our purposes, represents net income available for common stockholders (computed in accordance with GAAP), excluding extraordinary items, plus depreciation of our operating real estate, and after adjustments for unconsolidated subsidiaries, if any. We consider gains and losses on resolution of our investments to be a normal part of our recurring operations and, therefore, do not exclude such gains and losses when arriving at FFO. Adjustments for unconsolidated subsidiaries, if any, are calculated to reflect FFO on the same basis. FFO does not represent cash generated from operating activities in accordance with GAAP and therefore should not be considered an alternative to net income as an indicator of our operating performance or as an alternative to cash flow as a measure of liquidity and is not necessarily indicative of cash available to fund cash needs.

Our calculation of FFO may be different from the calculation used by other companies and, therefore, comparability may be limited. Funds from Operations (FFO) is calculated as follows (unaudited) (in thousands):

	For the Year Ended December 31,
	2006	2005	2004
Income available for common stockholders	$118,609	$110,271	$92,321
Operating real estate depreciation	812	702	2,199
Accumulated depreciation on operating real estate sold	-	(6,942)	(8,319)
Funds from operations (FFO)	$119,421	$104,031	$86,201

Funds from operations was derived from our segments as follows (unaudited) (in thousands):

	Book Equity December 31,	Average Invested Common Equity for the Year Ended December 31,	FFO for the Year Ended December 31,	Return on Invested Common Equity (3) for the Year Ended December 31,
	2006 (1)	2006 (2)	2006	2006	2005	2004
Real estate securities and
real estate related loans	$998,473	$903,165	$146,048	16.2%	17.9%	20.5%
Residential mortgage loans	125,647	109,966	21,596	19.6%	9.1%	16.7%
Operating real estate	49,085	46,331	3,831	8.3%	3.5%	9.2%
Unallocated (1)	(345,521)	(260,045)	(52,054)	N/A	N/A	N/A
Total (2)	827,684	$799,417	$119,421	14.9%	13.4%	14.5%
Preferred stock	102,500
Accumulated depreciation	(4,188)
Accumulated other comprehensive income	75,984
Net book equity	$1,001,980

(1)
Unallocated FFO represents ($11.7 million) of interest expense, ($9.3 million) of preferred dividends and ($31.1 million) of corporate general and administrative expense, management fees and incentive compensation.

(2)	Invested common equity is equal to book equity excluding preferred stock, accumulated depreciation and accumulated other comprehensive income.

(3)	FFO divided by average invested common equity.

Related Party Transactions

In November 2003, we and a private investment fund managed by an affiliate of our manager co-invested and each indirectly own an approximately 38% interest in a limited liability company that acquired a pool of franchise loans from a third party financial institution. Our investment in this entity, reflected as an investment in an unconsolidated subsidiary on our consolidated balance sheet, was approximately $10.2 million at December 31, 2006. The remaining approximately 24% interest in the limited liability company is owned by the above referenced third party financial institution.

As of December 31, 2006, we owned an aggregate of approximately $108.0 million of securities of Global Signal Trust II and III, special purpose vehicles established by Global Signal Inc., which were purchased in private placements from underwriters in January 2004, April 2005 and February 2006. Our CEO and chairman of our board of directors was chairman of the board of Global Signal, Inc. and private equity funds managed by an affiliate of our manager own a significant portion of Global Signal Inc.’s common stock. In January 2007, Global Signal was acquired by Crown Castle International Corp. Newcastle’s affiliate no longer had significant influence over Global Signal subsequent to the acquisition.

In March 2004, we and a private investment fund managed by an affiliate of our manager co-invested and each indirectly own an approximately 49% interest in two limited liability companies that have acquired, in a sale-leaseback transaction, a portfolio of convenience and retail gas stores from a public company. The properties are subject to a number of master leases, the initial term of which in each case is a minimum of 15 years. This investment was financed with nonrecourse debt at the limited liability company level and our investment in this entity, reflected as an investment in an unconsolidated subsidiary on our consolidated balance sheet, was approximately $12.5 million at December 31, 2006. In March 2005, the property management agreement related to these properties was transferred to an affiliate of our manager from a third party servicer; our allocable portion of the related fees, approximately $20,000 per year for three years, was not changed.

In January 2005, we entered into a servicing agreement with a portfolio company of a private equity fund advised by an affiliate of our manager for them to service a portfolio of manufactured housing loans, which was acquired at the same time. As compensation under the servicing agreement, the portfolio company will receive, on a monthly basis, a net servicing fee equal to 1.00% per annum on the unpaid principal balance of the loans being serviced. In January 2006, we closed on a new term financing of this portfolio. In connection with this term financing, we renewed our servicing agreement at the same terms. The outstanding unpaid principal balance of this portfolio was approximately $245.7 million at December 31, 2006.

In April 2006, we securitized our portfolio of subprime residential mortgage loans and, through the Securitization Trust, entered into a servicing agreement with a subprime home equity mortgage lender (“Subprime Servicer”) to service this portfolio. In July 2006, private equity funds managed by an affiliate of our manager completed the acquisition of the Subprime Servicer. As compensation under the servicing agreement, the Subprime Servicer will receive, on a monthly basis, a net servicing fee equal to 0.5% per annum on the unpaid principal balance of the portfolio. The outstanding unpaid principal balance of this portfolio was approximately $1.2 billion at December 31, 2006.

In August 2006, we acquired a portfolio of manufactured housing loans. The loans are being serviced by a portfolio company of a private equity fund advised by an affiliate of our manager. As compensation under the servicing agreement, the servicer will receive, on a monthly basis, a net servicing fee equal to 0.625% per annum on the unpaid principal balance of the portfolio plus an incentive fee if the performance of the loans meets certain thresholds. The outstanding unpaid principal balance of this portfolio was approximately $398.3 million at December 31, 2006.

In September 2006, we were co-lenders with two private investment funds managed by an affiliate of our manager in a new real estate related loan. The loan is secured by a first mortgage interest on a parcel of land in Arizona. We own a 20% interest in the loan and the private investment funds own an 80% interest in the loan. Major decisions require the unanimous approval of the holders of interests in the loan, while other decisions require the approval of a majority of holders of interests in the loan. Newcastle and our affiliated investment funds are each entitled to transfer all or any portion of their respective interests in the loan to third parties. In October 2006, we and the private investment funds sold, on a pro-rata basis, a $125.0 million senior participation interest in the loan to an unaffiliated third party, resulting in us owning a 20% interest in the junior participation interest in the loan. Our investment in this loan was approximately $26.1 million at December 31, 2006.

As of December 31, 2006, we held total investments of $192.2 million face amount of real estate securities and real estate related loans issued by affiliates of our manager and earned approximately $18.5 million, $13.7 million and $13.1 million of interest on investments issued by affiliates for the years ended December 31, 2006, 2005 and 2004, respectively.

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

Interest Rate Exposure

Our primary interest rate exposures relate to our real estate securities, loans, floating rate debt obligations, interest rate swaps, and interest rate caps. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest-earning assets and the interest expense incurred in connection with our interest-bearing liabilities and hedges. Changes in the level of interest rates also can affect, among other things, our ability to acquire real estate securities and loans at attractive prices, the value of our real estate securities, loans and derivatives, and our ability to realize gains from the sale of such assets. While our strategy is to utilize interest rate swaps, caps and match funded financings in order to limit the effects of changes in interest rates on our operations, there can be no assurance that our profitability will not be adversely affected during any period as a result of changing interest rates. In the event of a significant rising interest rate environment and/or economic downturn, loan and collateral defaults may increase and result in credit losses that would adversely affect our liquidity and operating results. As of December 31, 2006, a 100 basis point increase in short term interest rates would increase our earnings by approximately $0.2 million per annum.

A period of rising interest rates negatively impacts our return on certain investments, particularly our floating rate residential mortgage loans. Although these loans are financed with floating rate debt, the interest rate on the debt resets prior to, and in some cases more frequently than, the interest rate on the assets, causing a decrease in return on equity during a period of rising interest rates. When interest rates stabilize, we expect these investments would return to their historical returns on equity.

Interest rate changes may also impact our net book value as our real estate securities and related hedge derivatives are marked to market each quarter. Our loan investments and debt obligations are not marked to market. Generally, as interest rates increase, the value of our fixed rate securities decreases, and as interest rates decrease, the value of such securities will increase. In general, we would expect that over time, decreases in the value of our real estate securities portfolio attributable to interest rate changes will be offset to some degree by increases in the value of our swaps, and vice versa. However, the relationship between spreads on securities and spreads on swaps may vary from time to time, resulting in a net aggregate book value increase or decline. Our real estate securities portfolio is largely financed to maturity through long term CBO financings that are not redeemable as a result of book value changes. Accordingly, unless there is a material impairment in value that would result in a payment not being received on a security, changes in the book value of our portfolio will not directly affect our recurring earnings or our ability to pay dividends. As of December 31, 2006, a 100 basis point change in short term interest rates would impact our net book value by approximately $65.7 million.

Our general financing strategy focuses on the use of match funded structures. This means that, when appropriate, we seek to match the maturities of our debt obligations with the maturities of our investments to minimize the risk that we have to refinance our liabilities prior to the maturities of our assets, and to reduce the impact of changing interest rates on our earnings. In addition, we generally match fund interest rates on our investments with like-kind debt (i.e., fixed rate assets are financed with fixed rate debt and floating rate assets are financed with floating rate debt), directly or through the use of interest rate swaps, caps, or other financial instruments, or through a combination of these strategies, which allows us to reduce the impact of changing interest rates on our earnings. Our financing strategy is dependent on our ability to place the match funded debt we use to finance our investments at rates that provide a positive net spread. If spreads for such liabilities widen or if demand for such liabilities ceases to exist, then our ability to execute future financings will be severely restricted.

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

Our loan portfolios are also subject to spread risk. Our floating rate loans are valued based on a market credit spread to LIBOR. The value of these loans is dependent upon the yield demanded by the market based on their credit relative to LIBOR. The value of our floating rate loans would tend to decline should the market require a higher yield on such loans, resulting in the use of a higher spread over the benchmark rate (usually the applicable LIBOR yield). Our fixed rate loans are valued based on a market credit spread over U.S. Treasuries and are effected similarly by changes in U.S. Treasury spreads. If the value of our loans subject to repurchase agreements or commercial paper were to decline, it could affect our ability to refinance such loans upon the maturity of the related repurchase agreements or commercial paper.

Any decreases in the value of our loan portfolios due to spread changes would affect us in the same way as similar changes to our real estate securities portfolio as described above, except that our loan portfolios are not marked to market.

As of December 31, 2006, a 25 basis point movement in credit spreads would impact our net book value by approximately $62.5 million, but would not directly affect our earnings or cash flow.

Margin

Certain of our investments are financed through repurchase agreements or total rate of return swaps which are subject to margin calls based on the value of such investments. Margin calls resulting from decreases in value related to rising interest rates are substantially offset by our ability to make margin calls on our interest rate derivatives. We maintain adequate cash reserves or availability on our credit facility to meet any margin calls resulting from decreases in value related to a reasonably possible (in the opinion of management) widening of credit spreads. Funding a margin call on our credit facility would have a dilutive effect on our earnings, however we would not expect this to be material.

Fair Value

Fair values for a majority of our investments are readily obtainable through broker quotations. For certain of our financial instruments, fair values are not readily available since there are no active trading markets as characterized by current exchanges between willing parties. Accordingly, fair values can only be derived or estimated for these instruments using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated future cash flows is inherently subjective and imprecise. We note that minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values, and that the fair values reflected below are indicative of the interest rate and credit spread environments as of December 31, 2006 and do not take into consideration the effects of subsequent interest rate or credit spread fluctuations.

We note that the values of our investments in real estate securities, loans and derivative instruments are sensitive to changes in market interest rates, credit spreads and other market factors. The value of these investments can vary, and has varied, materially from period to period.

Interest Rate and Credit Spread Risk

We held the following interest rate and credit spread risk sensitive instruments at December 31, 2006 (in thousands):

	Carrying Value					Fair Value
	December 31,		December 31, 2006			December 31,
	2006	2005	Principal Balance or Notional Amount	Weighted Average Yield/ Funding Cost	Maturity Date	2006	2005
Assets:
Real estate securities,
available for sale (1)	$5,581,228	$4,554,519	$5,604,249	6.60%	(1)	$5,581,228	$4,554,519
Real estate related loans (2)	1,568,916	615,551	1,573,570	8.48%	(2)	1,571,412	615,865
Residential mortgage loans (3)	809,097	600,682	812,561	8.03%	(3)	829,980	609,486
Subrpime mortgage loans subject to
future repurchase (4)	288,202	-	299,176	(4)	(4)	288,202	-
Interest rate caps, treated as hedges (5)	1,262	2,145	334,971	N/A	(5)	1,262	2,145
Total rate of return swaps (6)	1,288	3,096	299,654	N/A	(6)	1,288	3,096
Liabilities:
CBO bonds payable (7)	4,313,824	3,530,384	4,340,166	5.73%	(7)	4,369,540	3,594,638
Other bonds payable (8)	675,844	353,330	679,891	6.63%	(8)	676,512	356,294
Notes payable (9)	128,866	260,441	128,866	5.68%	(9)	128,866	260,441
Repurchase agreements (10)	760,346	1,048,203	760,346	5.92%	(10)	760,346	1,048,203
Repurchase agreements subject to
ABCP facility (10)	1,143,749	-	1,143,749	4.97%	(10)	1,143,749	-
Financing of subrpime mortgage loans
subject to future repurchase (4)	288,202	-	299,176	(4)	(4)	288,202	-
Credit facility (11)	93,800	20,000	93,800	7.08%	(11)	93,800	20,000
Junior subordinated notes payable (12)	100,100	-	100,100	7.72%	(12)	101,629	-
Interest rate swaps, treated as hedges (13)	(42,887)	(41,170)	3,943,120	N/A	(13)	(42,887)	(41,170)
Non-hedge derivatives (14)	360	90	(14)	N/A	(14)	360	90

(1)
These securities contain various terms, including fixed and floating rates, self-amortizing and interest only. Their weighted average maturity is 5.02 years. The fair value of these securities is estimated by obtaining third party broker quotations, if available and practicable, and counterparty quotations.

(2)	Represents the following loans:

Loan Type	Current Face Amount	Carrying Value	Weighted Avg. Yield	Weighted Average Maturity (Years)	Floating Rate Loans as a % of Carrying Value	Fair Value
B-Notes	$248,240	$246,798	7.98%	2.71	73.0%	$248,662
Mezzanine Loans	906,907	904,686	8.61%	2.67	97.5%	904,996
Bank Loans	233,793	233,895	7.75%	3.92	100.0%	234,680
Whole Loans	61,240	61,703	12.63%	1.81	100.0%	61,240
ICH Loans	123,390	121,834	7.77%	1.10	1.6%	121,834
	$1,573,570	$1,568,916	8.48%	2.71	86.7%	$1,571,412

The ICH loans were valued by discounting expected future cash flows by the loans’ effective rate at acquisition. The rest of the loans were valued by obtaining third party broker quotations, if available and practicable, and counterparty quotations.

(3)
This aggregate portfolio of residential loans consists of a portfolio of floating rate residential mortgage loans and two portfolios of substantially fixed rate manufactured housing loans. The $168.6 million portfolio of residential mortgage loans has a weighted average maturity of 2.79 years. The $643.9 million portfolios of manufactured housing loans have a weighted average maturity of 6.02 years. These loans were valued by reference to current market interest rates and credit spreads.

(4)
These two items, related to the securitization of subprime mortgage loans, are equal and offsetting. They each yield 9.24% and are further described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources”.

(5)	Represents cap agreements as follows:

Notional Balance	Effective Date	Maturity Date	Capped Rate	Strike Rate	Fair Value
$255,352	Current	March 2009	1-Month LIBOR	6.50%	$31
18,000	January 2010	October 2015	3-Month LIBOR	8.00%	154
8,619	December 2010	June 2015	3-Month LIBOR	7.00%	371
53,000	May 2011	September 2015	1-Month LIBOR	7.50%	706
$334,971					$1,262

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

(7)
These bonds were valued by discounting expected future cash flows by a rate calculated based on current market conditions for comparable financial instruments, including market interest rates and credit spreads. The weighted average maturity of the CBO bonds payable is 5.83 years. The CBO bonds payable amortize principal prior to maturity based on collateral receipts, subject to reinvestment requirements.

(8)
The ICH bonds amortize principal prior to maturity based on collateral receipts and have a weighted average maturity of 1.04 years. These bonds were valued by discounting expected future cash flows by a rate calculated based on current market conditions for comparable financial instruments, including market interest rates and credit spreads. The manufactured housing loan bonds amortize principal prior to maturity based on collateral receipts and have a weighted average maturity of 2.48 years. These bonds were valued by reference to current market interest rates and credit spreads.

(9)
The residential mortgage loan financing has a weighted average maturity of 0.74 years and is subject to adjustment monthly based on the agreed upon market value of the loan portfolio. This financing was valued by reference to current market interest rates and credit spreads.

(10)
These agreements bear floating rates of interest, which reset monthly or quarterly to a market credit spread, and we believe that, for similar financial instruments with comparable credit risks, the effective rates approximate market rates. Accordingly, the carrying amounts outstanding are believed to approximate fair value. These agreements have a weighted average maturity of 0.08 years.

(11)
This facility, which has a weighted average maturity of 0.85 years, bears a floating rate of interest. This facility was valued at par because management believes it could currently enter into a similar arrangement under similar terms.

(12)
These notes have a weighted average maturity of 29.25 years. These notes were valued by discounting expected future cash flows by a rate calculated based on current market conditions for comparable financial instruments, including market interest rates and credit spreads. The credit spread used was obtained from a broker quotation.

(13)	Represents current swap agreements as follows:

Year of Maturity	Weighted Average Maturity	Aggregate Notional Amount		Weighted Average Fixed Pay Rate	Aggregate Fair Value

Agreements which receive 1-Month LIBOR:

2009	May2009	$331,620	*	3.27%	$(9,517)
2010	Jun 2010	402,533		4.37%	(6,211)
2011	Jun 2011	591,800		5.24%	2,688
2012	Jan 2012	127,001		4.92%	(546)
2015	Jul 2015	776,996		4.92%	(7,465)
2016	Apr 2016	728,738		5.18%	2,776

Agreements which receive 3-Month LIBOR:

2011	Apr 2011	337,000		5.81%	7,785
2013	Mar 2013	276,060		3.87%	(15,183)
2014	Jun 2014	357,852		4.21%	(17,603)
2016	Apr 2016	13,520		5.57%	389
		$3,943,120			$(42,887)

* $255,352 of this notional receives 1-Month LIBOR only up to 6.50%

The fair value of these agreements is estimated by obtaining counterparty quotations. A positive fair value represents a liability. We have recorded $59.6 million of gross interest rate swap assets and $16.7 million of liabilities.

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

Item 8. Financial Statements and Supplementary Data.

Index to Financial Statements:

Report of Independent Registered Public Accounting Firm

Report on Internal Control Over Financial Reporting of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2006 and December 31, 2005

Consolidated Statements of Income for the years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flow for the years ended December 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements

All schedules have been omitted because either the required information is included in our consolidated financial statements and notes thereto or it is not applicable.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Newcastle Investment Corp.

We have audited the accompanying consolidated balance sheets of Newcastle Investment Corp. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flow for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness the Company’s internal control. over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 200.7 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, NY
February 22, 2007

Report on Internal Control over Financial Reporting of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Newcastle Investment Corp.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Newcastle Investment Corp. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flow for each of the three years in the period ended December 31, 2006 of the Company and our report dated February 22, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, NY
February 22, 2007

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	December 31,
	2006	2005
Assets
Real estate securities, available for sale - Note 4	$5,581,228	$4,554,519
Real estate related loans, net - Note 5	1,568,916	615,551
Residential mortgage loans, net - Note 5	809,097	600,682
Subprime mortgage loans subject to future repurchase - Note 5	288,202	-
Investments in unconsolidated subsidiaries - Note 3	22,868	29,953
Operating real estate, net - Note 6	29,626	16,673
Cash and cash equivalents	5,371	21,275
Restricted cash	184,169	268,910
Derivative assets - Note 7	62,884	63,834
Receivables and other assets	52,031	38,302
	$8,604,392	$6,209,699

Liabilities and Stockholders' Equity

Liabilities
CBO bonds payable - Note 8	$4,313,824	$3,530,384
Other bonds payable - Note 8	675,844	353,330
Notes payable - Note 8	128,866	260,441
Repurchase agreements - Note 8	760,346	1,048,203
Repurchase agreements subject to ABCP facility - Note 8	1,143,749
Financing of subprime mortgage loans subject to future repurchase - Notes 5 and 8	288,202	-
Credit facility - Note 8	93,800	20,000
Junior subordinated notes payable (security for trust preferred) - Note 8	100,100	-
Derivative liabilities - Note 7	17,715	18,392
Dividends payable	33,095	29,052
Due to affiliates - Note 10	13,465	8,783
Accrued expenses and other liabilities	33,406	23,111
	7,602,412	5,291,696

Commitments and contingencies - Notes 9, 10 and 11

Stockholders' Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized, 2,500,000 shares of 9.75% Series B Cumulative Redeemable Preferred Stock
and 1,600,000 shares of 8.05% Series C Cumulative Redeemable Preferred Stock,
liquidation preference $25.00 per share, issued and outstanding	102,500	102,500
Common stock, $0.01 par value, 500,000,000 shares authorized, 45,713,817 and 43,913,409 shares issued and outstanding at
December 31, 2006 and 2005, respectively	457	439
Additional paid-in capital	833,887	782,735
Dividends in excess of earnings - Note 2	(10,848)	(13,235)
Accumulated other comprehensive income - Note 2	75,984	45,564
	1,001,980	918,003

	$8,604,392	$6,209,699

See notes to consolidated financial statements.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except share data)

	Year Ended December 31,
	2006	2005	2004
Revenues
Interest income	$530,006	$348,516	$225,761
Rental and escalation income	4,861	6,647	4,744
Gain on sale of investments, net	12,340	20,305	18,314
Other income, net	5,402	2,745	850
	552,609	378,213	249,669
Expenses
Interest expense	374,269	226,446	136,398
Property operating expense	3,805	2,363	2,575
Loan and security servicing expense	6,944	5,993	3,057
Provision for credit losses	9,438	8,421	-
Provision for losses, loans held for sale - Note 5	4,127	-	-
General and administrative expense	4,946	4,159	4,597
Management fee to affiliate - Note 10	14,018	13,325	10,620
Incentive compensation to affiliate - Note 10	12,245	7,627	7,959
Depreciation and amortization	1,085	641	451
	430,877	268,975	165,657

Income before equity in earnings of unconsolidated subsidiaries	121,732	109,238	84,012
Equity in earnings of unconsolidated subsidiaries - Note 3	5,968	5,930	12,465
Income taxes on related taxable subsidiaries - Note 12	-	(321)	(2,508)
Income from continuing operations	127,700	114,847	93,969
Income from discontinued operations - Note 6	223	2,108	4,446
Net Income	127,923	116,955	98,415
Preferred dividends	(9,314)	(6,684)	(6,094)
Income Available For Common Stockholders	$118,609	$110,271	$92,321

Net Income Per Share of Common Stock
Basic	$2.68	$2.53	$2.50
Diluted	$2.67	$2.51	$2.46

Income from continuing operations per share of common
stock, after preferred dividends
Basic	$2.67	$2.48	$2.38
Diluted	$2.67	$2.46	$2.34

Income from discontinued operations per share of common stock
Basic	$0.01	$0.05	$0.12
Diluted	$0.00	$0.05	$0.12

Weighted Average Number of Shares of Common Stock Outstanding
Basic	44,268,575	43,671,517	36,943,752
Diluted	44,417,113	43,985,642	37,557,790

Dividends Declared per Share of Common Stock	$2.615	$2.500	$2.425

See notes to consolidated financial statements.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 and 2004

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid in Capital	Dividends in Excess of Earnings	Accumulated Other Comp. Income	Total Stock- holders' Equity
Stockholders' equity - December 31, 2005	4,100,000	$102,500	43,913,409	$439	$782,735	$(13,235)	$45,564	$918,003
Dividends declared	-	-	-	-	-	(125,536)	-	(125,536)
Issuance of common stock	-	-	1,700,000	17	49,376	-	-	49,393
Issuance of common stock to directors	-	-	2,408	-	60	-	-	60
Exercise of common stock options	-	-	98,000	1	1,716	-	-	1,717
Comprehensive income:
Net income	-	-	-	-	-	127,923	-	127,923
Net unrealized (loss) on securities	-	-	-	-	-	-	26,242	26,242
Reclassification of net realized (gain) on securities into earnings	-	-	-	-	-	-	(282)	(282)
Foreign currency translation	-	-	-	-	-	-	(26)	(26)
Net unrealized gain on derivatives designated as cash flow hedges	-	-	-	-	-	-	7,773	7,773
Reclassification of net realized (gain) on derivatives designated cash flow hedges into earnings	-	-	-	-	-	-	(3,287)	(3,287)
Total comprehensive income								158,343
Stockholders' equity - December 31, 2006	4,100,000	$102,500	45,713,817	$457	$833,887	$(10,848)	$75,984	$1,001,980

Stockholders' equity - December 31, 2004	2,500,000	$62,500	39,859,481	$399	$676,015	$(13,969)	$71,770	$796,715
Dividends declared	-	-	-	-	-	(116,221)	-	(116,221)
Issuance of common stock	-	-	3,300,000	33	96,449	-	-	96,482
Issuance of common stock to directors	-	-	2,008	-	67	-	-	67
Exercise of common stock options	-	-	751,920	7	11,687	-	-	11,694
Issuance of preferred stock	1,600,000	40,000	-	-	(1,483)	-	-	38,517
Comprehensive income:
Net income	-	-	-	-	-	116,955	-	116,955
Net unrealized (loss) on securities	-	-	-	-	-	-	(67,077)	(67,077)
Reclassification of net realized (gain) on securities into earnings	-	-	-	-	-	-	(16,015)	(16,015)
Foreign currency translation	-	-	-	-	-	-	(1,089)	(1,089)
Reclassification of net realized foreign currency translation into earnings	-	-	-	-	-	-	(626)	(626)
Net unrealized gain on derivatives designated as cash flow hedges	-	-	-	-	-	-	56,426	56,426
Reclassification of net realized loss on derivatives designated as cash flow hedges into earnings	-	-	-	-	-	-	2,175	2,175
Total comprehensive income								90,749
Stockholders' equity - December 31, 2005	4,100,000	$102,500	43,913,409	$439	$782,735	$(13,235)	$45,564	$918,003

Continued on next page.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 and 2004
(dollars in thousands)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid in Capital	Dividends in Excess of Earnings	Accumulated Other Comp. Income	Total Stock-holders' Equity
Stockholders' equity - December 31, 2003	2,500,000	$62,500	31,374,833	$314	$451,806	$(14,670)	$39,413	$539,363
Dividends declared	-	-	-	-	-	(97,714)	-	(97,714)
Issuance of common stock	-	-	8,375,000	84	222,721	-	-	222,805
Issuance of common stock to directors	-	-	2,148	-	60	-	-	60
Exercise of common stock options	-	-	107,500	1	1,428	-	-	1,429
Comprehensive income:
Net income	-	-	-	-	-	98,415	-	98,415
Net unrealized gain on securities	-	-	-	-	-	-	34,088	34,088
Reclassification of net realized (gain) on securities into earnings	-	-	-	-	-	-	(14,574)	(14,574)
Foreign currency translation	-	-	-	-	-	-	1,984	1,984
Reclassification of net realized foreign currency translation into earnings	-	-	-	-	-	-	(1,478)	(1,478)
Net unrealized gain on derivatives designated as cash flow hedges	-	-	-	-	-	-	11,973	11,973
Reclassification of net unrealized loss on derivatives designated as cash flow hedges into earnings	-	-	-	-	-	-	364	364
Total comprehensive income								130,772
Stockholders' equity - December 31, 2004	2,500,000	$62,500	39,859,481	$399	$676,015	$(13,969)	$71,770	$796,715

See notes to consolidated financial statements.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW
(dollars in thousands)

	Year Ended December 31,
	2006	2005	2004
Cash Flows From Operating Activities
Net income	$127,923	$116,955	$98,415
Adjustments to reconcile net income to net cash provided by operating activities
(inclusive of amounts related to discontinued operations):
Depreciation and amortization	1,085	818	2,253
Accretion of discount and other amortization	(15,365)	(2,645)	1,898
Equity in earnings of unconsolidated subsidiaries	(5,968)	(5,930)	(12,465)
Distributions of earnings from unconsolidated subsidiaries	5,968	5,930	12,465
Deferred rent	(1,274)	(2,539)	(1,380)
Gain on sale of investments	(13,359)	(20,811)	(22,029)
Unrealized gain on non-hedge derivatives and hedge ineffectiveness	(4,284)	(2,839)	(3,332)
Provision for credit losses	9,438	8,421	-
Provision for losses, loans held for sale	4,127	-	-
Purchase of loans held for sale - Note 5	(1,511,086)	-	-
Sale of loans held for sale - Note 5	1,411,530	-	-
Non-cash directors' compensation	60	67	60
Change in
Restricted cash	1,400	(7,980)	(8,137)
Receivables and other assets	(8,985)	218	(5,431)
Due to affiliates	4,682	(180)	6,518
Accrued expenses and other liabilities	10,430	9,278	21,520
Net cash provided by operating activities:	16,322	98,763	90,355
Cash Flows From Investing Activities
Purchase of real estate securities	(1,295,067)	(1,463,581)	(1,426,762)
Proceeds from sale of real estate securities	318,007	60,254	193,246
Deposit on real estate securities (treated as a derivative)	-	(57,149)	(80,311)
Purchase of and advances on loans	(1,643,062)	(584,270)	(631,728)
Proceeds from settlement of loans	24,750	1,901	124,440
Repayments of loan and security principal	579,166	698,002	428,091
Margin received on derivative instruments	50,701	-	-
Return of margin on derivative instruments	(50,799)	-	-
Margin deposits on total rate of return swaps (treated as derivative instruments)	(55,922)	(53,518)	-
Return of margin deposits on total rate of return swaps
(treated as derivative instruments)	81,619	-	-
Proceeds from termination of derivative instruments	16,426	1,338	-
Proceeds from sale of derivative instruments into Securitization Trust - Note 5	5,623	-	-
Payments on settlement of derivative instruments	-	(1,112)	-
Purchase and improvement of operating real estate	(1,585)	(182)	(141)
Proceeds from sale of operating real estate	-	52,333	71,871
Contributions to unconsolidated subsidiaries	(125)	-	(26,789)
Distributions of capital from unconsolidated subsidiaries	7,210	11,277	16,199
Payment of deferred transaction costs	-	(39)	(280)
Net cash used in investing activities	(1,963,058)	(1,334,746)	(1,332,164)

Continued on next page.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW
(dollars in thousands)

	Year Ended December 31,
	2006	2005	2004
Cash Flows From Financing Activities
Issuance of CBO bonds payable	807,464	880,570	859,719
Repayments of CBO bonds payable	(18,889)	(10,241)	(604)
Issuance of other bonds payable	631,988	246,547	-
Repayments of other bonds payable	(305,428)	(114,780)	(41,759)
Borrowings under notes payable	-	-	614,106
Repayments of notes payable	(131,575)	(391,559)	(119,407)
Borrowings under repurchase agreements	3,953,324	815,840	654,254
Repayments of repurchase agreements	(4,241,181)	(258,257)	(879,417)
Issuance of repurchase agreement subject to ABCP facility	1,143,749	-	-
Draws under credit facility	570,400	62,000	-
Repayments of credit facility	(496,600)	(42,000)	-
Issuance of junior subordinated notes payable	100,100	-	-
Issuance of common stock	50,014	97,680	222,805
Costs related to issuance of common stock	(581)	(1,198)	-
Exercise of common stock options	1,717	11,694	1,429
Issuance of preferred stock	-	40,000	-
Costs related to issuance of preferred stock	-	(1,483)	-
Dividends paid	(121,493)	(113,097)	(88,489)
Payment of deferred financing costs	(12,177)	(2,369)	(3,320)
Net cash provided by financing activities	1,930,832	1,219,347	1,219,317
Net Increase (Decrease) in Cash and Cash Equivalents	(15,904)	(16,636)	(22,492)
Cash and Cash Equivalents, Beginning of Period	21,275	37,911	60,403
Cash and Cash Equivalents, End of Period	$5,371	$21,275	$37,911
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest expense	$353,545	$213,070	$135,172
Cash paid during the period for income taxes	$244	$448	$2,639
Supplemental Schedule of Non-cash Investing and Financing Activities
Common stock dividends declared but not paid	$31,543	$27,446	$24,912
Preferred stock dividends declared but not paid	$1,552	$1,606	$1,016
Deposits used in acquisition of real estate securities (treated as derivatives)	$-	$82,334	$75,824
Foreclosure of loans	$14,780	$-	$-
Acquisition and financing of loans subject to future repurchase	$286,315	$-	$-
Retained bonds and equity in securitization	$96,058	$-	$-

See notes to consolidated financial statements.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 and 2004
(dollars in tables in thousands, except per share data)

1.	ORGANIZATION

Newcastle Investment Corp. (and its subsidiaries, “Newcastle”) is a Maryland corporation that was formed in 2002. Newcastle conducts its business through three primary segments: (i) real estate securities and real estate related loans, (ii) residential mortgage loans, and (iii) operating real estate.

The following table presents information on shares of Newcastle’s common stock issued subsequent to its formation:

Year	Shares Issued	Range of Issue Prices (1)	Net Proceeds (millions)
Formation	16,488,517	N/A	N/A
2002	7,000,000	$13.00	$80.0
2003	7,886,316	$20.35-$22.85	$163.4
2004	8,484,648	$26.30-$31.40	$224.3
2005	4,053,928	$29.60	$108.2
2006	1,800,408	$29.42	$51.2
December 31, 2006	45,713,817
January 2007	2,420,000	$31.30	$75.0

(1)	Excludes prices of shares issued pursuant to the exercise of options and of shares issued to Newcastle's independent directors.

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

Newcastle is party to a management agreement (the “Management Agreement”) with FIG LLC (the “Manager”), an affiliate of Fortress Investment Group LLC, under which the Manager advises Newcastle on various aspects of its business and manages its day-to-day operations, subject to the supervision of Newcastle’s board of directors. For its services, the Manager receives an annual management fee and incentive compensation, both as defined in the Management Agreement. For a further discussion of the Management Agreement, see Note 10.

Approximately 2.9 million shares of Newcastle’s common stock were held by the Manager, through its affiliates, and principals of Fortress at December 31, 2006. In addition, the Manager, through its affiliates, held options to purchase approximately 1.3 million shares of Newcastle’s common stock at December 31, 2006.

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

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 and 2004
(dollars in tables in thousands, except per share data)

For entities over which Newcastle exercises significant influence, but which do not meet the requirements for consolidation, Newcastle uses the equity method of accounting whereby it records its share of the underlying income of such entities. Newcastle owns an equity method investment in two limited liability companies (Note 3) which are investment companies and therefore maintain their financial records on a fair value basis. Newcastle has retained such accounting relative to its investments in such companies pursuant to the Emerging Issues Task Force (“EITF”) Issue No. 85-12 “Retention of Specialized Accounting for Investments in Consolidation.” In addition, Newcastle owns equity method investments in two entities which issued trust preferred securities and asset backed commercial paper (Note 8).

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

	December 31,
	2006	2005
Net unrealized gains on securities	$42,742	$16,782
Net unrealized gains on derivatives designated as cash flow hedges	31,224	26,738
Net foreign currency translation adjustments	2,018	2,044
Accumulated other comprehensive income	$75,984	$45,564

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 and 2004
(dollars in tables in thousands, except per share data)

REVENUE RECOGNITION

Real Estate Securities and Loans Receivable — Newcastle invests in securities, including commercial mortgage backed securities, senior unsecured debt issued by property REITS, real estate related asset backed securities and agency residential mortgage backed securities. Newcastle also invests in loans, including real estate related loans, commercial mortgage loans, residential mortgage loans, manufactured housing loans and subprime mortgage loans. Newcastle determines at acquisition whether loans will be aggregated into pools based on common risk characteristics (credit quality, loan type, and date of origination or acquisition); loans aggregated into pools are accounted for as if each pool were a single loan. Loans receivable are presented in the consolidated balance sheet net of any unamortized discount (or gross of any unamortized premium) and an allowance for loan losses. Discounts or premiums are accreted into interest income on an effective yield or “interest” method, based upon a comparison of actual and expected cash flows, through the expected maturity date of the security or loan. Depending on the nature of the investment, changes to expected cash flows may result in a prospective change to yield or a retrospective change which would include a catch up adjustment. For loans acquired at a discount for credit quality, the difference between contractual cash flows and expected cash flows at acquisition is not accreted (nonaccretable difference). Income is not accrued on non-performing securities or loans; cash received on such securities or loans is treated as income to the extent of interest previously accrued. Interest income with respect to non-discounted securities or loans is recognized on an accrual basis. Deferred fees and costs, if any, are recognized as interest income over the terms of the securities or loans using the interest method. Upon settlement of securities and loans, the excess (or deficiency) of net proceeds over the net carrying value of such security or loan is recognized as a gain (or loss) in the period of settlement. Interest income includes prepayment penalties received of $5.9 million, $3.2 million and $0.6 million in 2006, 2005 and 2004, respectively.

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
DECEMBER 31, 2006, 2005 and 2004
(dollars in tables in thousands, except per share data)

EXPENSE RECOGNITION

Interest Expense — Newcastle finances its investments using both fixed and floating rate debt, including securitizations, loans, repurchase agreements, and other financing vehicles. Certain of this debt has been issued at discounts. Discounts are accreted into interest expense on the interest method through the expected maturity date of the financing.

Deferred Costs and Interest Rate Cap Premiums — Deferred costs consist primarily of costs incurred in obtaining financing which are amortized into interest expense over the term of such financing using the interest method. Interest rate cap premiums, which are included in Derivative Assets, are amortized as described below.

Derivatives and Hedging Activities — All derivatives are recognized as either assets or liabilities on the balance sheet and measured at fair value. Fair value adjustments affect either stockholders' equity or net income depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity. For those derivative instruments that are designated and qualify as hedging instruments, Newcastle designates the hedging instrument, based upon the exposure being hedged, as either a cash flow hedge, a fair value hedge or a hedge of a net investment in a foreign operation.

Derivative transactions are entered into by Newcastle solely for risk management purposes, except for real estate securities portfolio deposits as described in Note 4 and the total rate of return swaps described in Note 5. Such total rate of return swaps are essentially financings of certain reference assets which are treated as derivatives for accounting purposes. The decision of whether or not a given transaction/position (or portion thereof) is hedged is made on a case-by-case basis, based on the risks involved and other factors as determined by senior management, including restrictions imposed by the Code among others. In determining whether to hedge a risk, Newcastle may consider whether other assets, liabilities, firm commitments and anticipated transactions already offset or reduce the risk. All transactions undertaken as hedges are entered into with a view towards minimizing the potential for economic losses that could be incurred by Newcastle. Generally, all derivatives entered into are intended to qualify as hedges under GAAP, unless specifically stated otherwise. To this end, terms of hedges are matched closely to the terms of hedged items.

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

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 and 2004
(dollars in tables in thousands, except per share data)

Cash flow hedges

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

For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss, and net payments received or made, on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in current earnings during the period of change. The premiums paid for interest rate caps, treated as cash flow hedges, are amortized into interest expense based on the estimated value of such cap for each period covered by such cap.

With respect to interest rate swaps which have been designated as hedges of anticipated financings, periodic net payments are recognized currently as adjustments to interest expense; any gain or loss from fluctuations in the fair value of the interest rate swaps is recorded as a deferred hedge gain or loss in accumulated other comprehensive income and treated as a component of the anticipated transaction. In the event the anticipated refinancing failed to occur as expected, the deferred hedge credit or charge would be recognized immediately in income. Newcastle’s hedges of such refinancing were terminated upon the consummation of such financing.

Newcastle has dedesignated certain of its hedge derivatives, and in some cases redesignated all or a portion thereof as hedges. As a result of these dedesignations, in the cases where the originally hedged items were still owned by Newcastle, the unrealized gain or loss was recorded in OCI as a deferred hedge gain or loss and is being amortized over the life of the hedged item.

Fair Value Hedges

Any unrealized gains or losses, as well as net payments received or made, on these derivative instruments are recorded currently in income, as are any unrealized gains or losses on the associated hedged items related to changes in interest rates.

Non-Hedge Derivatives

With respect to interest rate swaps and caps that have not been designated as hedges, any net payments under, or fluctuations in the fair value of, such swaps and caps has been recognized currently in Other Income.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 and 2004
(dollars in tables in thousands, except per share data)

Classification

Newcastle’s derivatives are recorded on its balance sheet as follows (excluding the real estate securities portfolio deposit, which is reported separately):

	December 31,
Derivative Assets	2006	2005
Interest rate caps (A)	$1,262	$2,145
Interest rate swaps (A)	59,551	56,829
Total rate of return swaps	1,288	3,096
Non-hedge derivatives (B)	783	1,764
	$62,884	$63,834

Derivative Liabilities
Interest rate swaps (A)	$16,664	$15,659
Interest (receivable) payable	(92)	1,059
Non-hedge derivatives (B)	1,143	1,674
	$17,715	$18,392
(A) Treated as hedges
(B) Interest rate swaps and caps

The following table summarizes financial information related to derivatives (excluding the real estate securities portfolio deposit and total rate of return swaps, which are reported separately) :

	December 31,
	2006	2005
Cash flow hedges
Notional amount
Interest rate cap agreements	$334,971	$342,351
Interest rate swap agreements	3,937,544	2,941,625

Deferred hedge gain (loss) related to anticipated financings, net of amortization	(1,585)	(3,536)
Deferred hedge gain (loss) related to dedesignation, net of amortization	(2,554)	(202)
Expected reclassification of deferred hedges from AOCI into earnings over the next 12 months	(1,251)	(1,002)

Fair value hedges
Notional amount	5,575	2,127
Deferred hedge gain (loss) related to lease payments, net of amortization	-	(129)

Non-hedge Derivatives
Notional amount of interest rate cap and swap agreements	147,500	166,700

	Year Ended December 31,
	2006	2005	2004
Cash flow hedges
Gain (loss) on the ineffective portion	$49	$164	$(100)
Gain (loss) immediately recognized at dedesignation	5,133	342	-

Fair value hedges
Gain (loss) on the effective portion (A)	(333)	7	(1)
Gain (loss) on the ineffective portion	(22)	-	-

Non-hedge derivatives gain (loss)	6,178	976	-

(A) Offset by the unrealized gain (loss) on the associated hedged items which is recognized in earnings.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 and 2004
(dollars in tables in thousands, except per share data)

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

Cash and Cash Equivalents and Restricted Cash —  Newcastle considers all highly liquid short term investments with maturities of 90 days or less when purchased to be cash equivalents. Substantially all amounts on deposit with major financial institutions exceed insured limits. Restricted cash consisted of:

	December 31,
	2006	2005
Held in CBO structures pending reinvestment (Note 8)	$123,886	$173,438
Total rate of return swap margin accounts	46,760	72,427
Bond sinking funds	101	9,532
Trustee accounts	10,031	9,047
Reserve accounts	1,539	2,558
Derivative margin accounts	1,794	1,908
Restricted property operating accounts	58	-
	$184,169	$268,910

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 and 2004
(dollars in tables in thousands, except per share data)

Stock Options — Newcastle accounts for stock options granted in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation'' as revised in December 2004 and amended by EITF Issue No. 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Loans or Services.” The fair value of the options issued as compensation to the Manager for its successful efforts in raising capital for Newcastle in 2006, 2005 and 2004 was recorded as an increase in stockholders’ equity with an offsetting reduction of capital proceeds received. Options granted to Newcastle’s directors were accounted for using the fair value method.

Preferred Stock — In March 2003, Newcastle issued 2.5 million shares ($62.5 million face amount) of its 9.75% Series B Cumulative Redeemable Preferred Stock (the “Series B Preferred”) for net proceeds of approximately $60.1 million. In October 2005, Newcastle issued 1.6 million shares ($40.0 million face amount) of its 8.05% Series C Cumulative Redeemable Preferred Stock (the “Series C Preferred”) for net proceeds of approximately $38.5 million. The Series B Preferred and Series C Preferred are non-voting, have a $25 per share liquidation preference, no maturity date and no mandatory redemption. Newcastle has the option to redeem the Series B Preferred beginning in March 2008 and the Series C Preferred beginning in October 2010 at their face amount. If the Series C Preferred ceases to be listed on the NYSE or the AMEX, or quoted on the NASDAQ, and Newcastle is not subject to the reporting requirements of the Exchange Act, Newcastle has the option to redeem the Series C Preferred at their face amount and, during such time any shares of Series C Preferred are outstanding, the dividend will increase to 9.05% per annum.

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

Accretion of Discount and Other Amortization — As reflected on the Consolidated Statements of Cash Flow, this item is comprised of the following:

	2006	2005	2004
Accretion of net discount on securities and loans	$(27,657)	$(13,432)	$(4,282)
Amortization of net discount on debt obligations	7,328	4,574	4,132
Amortization of deferred financing costs and interest rate cap premiums	4,434	4,417	3,979
Amortization of net deferred hedge gains and losses - debt	401	1,587	(2,118)
Amortization of deferred hedge loss - leases	129	209	187
	$(15,365)	$(2,645)	$1,898

Securitization of Subprime Mortgage Loans — Newcastle’s accounting policy for its securitization of subprime mortgage loans is disclosed in Note 5.

Accounting Treatment for Certain Investments Financed with Repurchase Agreements — Newcastle owned $305.7 million of assets purchased from particular counterparties which are financed via $243.7 million of repurchase agreements with the same counterparties at December 31, 2006. Currently, Newcastle records such assets and the related financings gross on its balance sheet, and the corresponding interest income and interest expense gross on its income statement. In addition, if the asset is a security, any change in fair value is reported through other comprehensive income (since it is considered “available for sale”).

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

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 and 2004
(dollars in tables in thousands, except per share data)

This potential change in accounting treatment does not affect the economics of the transactions but does affect how the transactions are reported in Newcastle’s financial statements. Newcastle’s cash flows, its liquidity and its ability to pay a dividend would be unchanged, and Newcastle does not believe its taxable income would be affected. Newcastle’s net income and net equity would not be materially affected. In addition, this would not affect Newcastle’s status as a REIT or cause it to fail to qualify for its Investment Company Act exemption. Management understands that this issue has been submitted to accounting standard setters for resolution. If Newcastle were to change its current accounting treatment for these transactions, its total assets and total liabilities would each be reduced by $244.3 million and $287.9 million at December 31, 2006 and 2005, respectively.

Recent Accounting Pronouncements — In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, as interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 requires companies to recognize the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained assuming examination by tax authorities. The tax benefit recognized is the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN48 is not expected to have a material impact on Newcastle’s financial condition or results of operations.

In February 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments”, which amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS 155 provides, among other things, that (i) for embedded derivatives which would otherwise be required to be bifurcated from their host contracts and accounted for at fair value in accordance with SFAS 133 an entity may make an irrevocable election, on an instrument-by-instrument basis, to measure the hybrid financial instrument at fair value in its entirety, with changes in fair value recognized in earnings and (ii) concentrations of credit risk in the form of subordination are not considered embedded derivatives. SFAS 155 is effective for all financial instruments acquired, issued or subject to remeasurement after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Upon adoption, differences between the total carrying amount of the individual components of an existing bifurcated hybrid financial instrument and the fair value of the combined hybrid financial instrument should be recognized as a cumulative effect adjustment to beginning retained earnings. Prior periods are not restated. The adoption of SFAS 155 is not expected to have a material impact on Newcastle’s financial condition or results of operations.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”, which requires all equity-based payments to employees and non-employees to be recognized using a fair value based method. However, SFAS 123(R) does not change the measurement method for equity-based payments to non-employees which were already measured at fair value. On January 1, 2006, Newcastle adopted SFAS No. 123(R) using the modified prospective method and therefore prior period amounts will not be restated. The adoption of SFAS 123(R) did not have a material impact on Newcastle’s financial condition or results of operations.

In September 2006, the FASB cleared Statement of Position No. 71, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP 71”) for issuance. SOP 71 addresses whether the accounting principles of the Audit and Accounting Guide for Investment Companies may be applied to an entity by clarifying the definition of an investment company and whether those accounting principles may be retained by a parent company in consolidation or by an investor in the application of the equity method of accounting. SOP 71 applies to the later of the (i) reporting periods beginning on or after December 15, 2007 or (ii) the first permitted early adoption date of the FASB’s proposed fair value option statement. Newcastle is currently evaluating the potential impact on adoption of SOP 71.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 applies to reporting periods beginning after November 15, 2007. The adoption of SFAS 157 is not expected to have a material impact on Newcastle’s financial condition or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS 159 applies to reporting periods beginning after November 15, 2007. Newcastle is currently evaluating the potential impact on adoption of SFAS 159.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 and 2004
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

The unallocated portion consists primarily of interest on short term investments, general and administrative expenses, interest expense on the credit facility and junior subordinated notes payable and management fees and incentive compensation pursuant to the Management Agreement.

Summary financial data on Newcastle’s segments is given below, together with a reconciliation to the same data for Newcastle as a whole:

	Real Estate Securities and Real Estate Related Loans	Residential Mortgage Loans	Operating Real Estate	Unallocated	Total
December 31, 2006 and the Year then Ended
Gross revenues	$441,965	$105,621	$5,117	$(94)	$552,609
Operating expenses	(2,961)	(17,844)	(4,059)	(30,659)	(55,523)
Operating income (loss)	439,004	87,777	1,058	(30,753)	497,086
Interest expense	(296,368)	(66,181)	-	(11,720)	(374,269)
Depreciation and amortization	-	-	(812)	(273)	(1,085)
Equity in earnings of unconsolidated subsidiaries (A)	3,412	-	2,550	6	5,968
Income (loss) from continuing operations	146,048	21,596	2,796	(42,740)	127,700
Income (loss) from discontinued operations	-	-	223	-	223
Net income (loss)	146,048	21,596	3,019	(42,740)	127,923
Preferred dividends	-	-	-	(9,314)	(9,314)
Income (loss) available for common stockholders	$146,048	$21,596	$3,019	$(52,054)	$118,609
Revenue derived from non-US sources:
Canada	$-	$-	$3,671	$-	$3,671
Total assets	$7,366,684	$1,179,547	$48,518	$9,643	$8,604,392
Long-lived assets outside the US:
Canada	$-	$-	$16,553	$-	$16,553
December 31, 2005 and the Year then Ended
Gross revenues	$321,889	$48,844	$6,772	$708	$378,213
Operating expenses	(4,163)	(10,384)	(2,456)	(24,885)	(41,888)
Operating income (loss)	317,726	38,460	4,316	(24,177)	336,325
Interest expense	(196,026)	(29,754)	(251)	(415)	(226,446)
Depreciation and amortization	-	-	(528)	(113)	(641)
Equity in earnings of unconsolidated subsidiaries (A)	3,328	-	2,281	-	5,609
Income (loss) from continuing operations	125,028	8,706	5,818	(24,705)	114,847
Income (loss) from discontinued operations	-	-	2,108	-	2,108
Net income (loss)	125,028	8,706	7,926	(24,705)	116,955
Preferred dividends	-	-	-	(6,684)	(6,684)
Income (loss) available for common stockholders	$125,028	$8,706	$7,926	$(31,389)	$110,271
Revenue derived from non-US sources:
Canada	$-	$-	$12,157	$-	$12,157
Total assets	$5,544,818	$606,320	$36,306	$22,255	$6,209,699
Long-lived assets outside the US:
Canada	$-	$-	$16,673	$-	$16,673

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 and 2004
(dollars in tables in thousands, except per share data)

	Real Estate Securities and Real Estate Related Loans	Residential Mortgage Loans	Operating Real Estate	Unallocated	Total
December 31, 2004 and the Year then Ended
Gross revenues	$225,236	$19,135	$4,745	$553	$249,669
Operating expenses	(828)	(2,319)	(2,678)	(22,983)	(28,808)
Operating income (loss)	224,408	16,816	2,067	(22,430)	220,861
Interest expense	(124,930)	(10,863)	(605)	-	(136,398)
Depreciation and amortization	-	-	(445)	(6)	(451)
Equity in earnings of unconsolidated subsidiaries (A)	3,767	-	6,190	-	9,957
Income (loss) from continuing operations	103,245	5,953	7,207	(22,436)	93,969
Income (loss) from discontinued operations	-	-	4,446	-	4,446
Net income (loss)	103,245	5,953	11,653	(22,436)	98,415
Preferred dividends	-	-	-	(6,094)	(6,094)
Income (loss) available for common stockholders	$103,245	$5,953	$11,653	$(28,530)	$92,321
Revenue derived from non-US sources:
Canada	$-	$-	$13,203	$-	$13,203
Belgium	$-	$-	$10,602	$-	$10,602
Total assets	$4,136,203	$658,643	$108,322	$29,552	$4,932,720
Long-lived assets outside the US:
Canada	$-	$-	$57,193	$-	$57,193
Belgium	$-	$-	$12,376	$-	$12,376

(A) Net of income taxes on related taxable subsidiaries.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 and 2004
(dollars in tables in thousands, except per share data)

Unconsolidated Subsidiaries
Newcastle has four unconsolidated subsidiaries which it accounts for under the equity method.

The following table summarizes the activity for significant subsidiaries affecting the equity held by Newcastle in unconsolidated subsidiaries:

	Operating Real Estate	Real Estate Loan
Balance at December 31, 2004	$17,778	$23,452
Contributions to unconsolidated subsidiaries	-	-
Distributions from unconsolidated subsidiaries	(8,229)	(8,978)
Equity in earnings of unconsolidated subsidiaries	2,602	3,328
Balance at December 31, 2005	$12,151	$17,802
Contributions to unconsolidated subsidiaries	-	-
Distributions from unconsolidated subsidiaries	(2,173)	(11,041)
Equity in earnings of unconsolidated subsidiaries	2,550	3,488
Balance at December 31, 2006	$12,528	$10,249

Summarized financial information related to Newcastle’s unconsolidated subsidiaries was as follows:

	Operating Real Estate (A) (C)			Real Estate Loan (B)
	December 31,			December 31,
	2006	2005	2004	2006	2005	2004
Assets	$78,381	$77,758	$89,222	$20,615	$35,806	$47,170
Liabilities	(52,856)	(53,000)	(53,000)	-	-	-
Minority interest	(470)	(455)	(666)	(116)	(202)	(266)
Equity	$25,055	$24,303	$35,556	$20,499	$35,604	$46,904
Equity held by Newcastle	$12,528	$12,151	$17,778	$10,249	$17,802	$23,452
	2006	2005	2004	2006	2005	2004
Revenues	$8,626	$10,196	$25,011	$7,048	$6,738	$7,852
Expenses	(3,430)	(4,896)	(7,159)	(32)	(42)	(111)
Minority interest	(96)	(97)	(328)	(40)	(39)	(44)
Net income	$5,100	$5,203	$17,524	$6,976	$6,657	$7,697
Newcastle's equity in net income	$2,550	$2,602	$8,698	$3,488	$3,328	$3,767

The unconsolidated subsidiaries’ summary financial information above is presented on a fair value basis, consistent with their internal basis of accounting.

(A)	Included in the operating real estate segment.

(B)	Included in the real estate securities and real estate related loans segment.

(C)
With respect to the operating real estate subsidiary, no income was recorded from the company holding assets available for sale in 2006 and $0.8 million and $7.2 million was derived from holding assets available for sale in 2005 and 2004, respectively. The remaining of Newcastle’s equity in net income was derived from the company holding assets for investment in 2006, 2005 and 2004, respectively. As of December 31, 2006 and 2005, all of the equity held by Newcastle related to the company holding assets for investment. This subsidiary is more fully described below.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 and 2004
(dollars in tables in thousands, except per share data)

Operating Real Estate Subsidiary

In March 2004 Newcastle purchased a 49% interest in a portfolio of convenience and retail gas stores located throughout the southeastern and southwestern regions of the U.S. The properties are subject to a sale-leaseback arrangement under long term triple net leases with a 15 year minimum term. Circle K Stores Inc. (“Tenant”), an indirect wholly owned subsidiary of Alimentation Couche-Tard Inc. (“ACT”), is the counterparty under the leases. ACT guarantees the obligations of Tenant under the leases. Newcastle structured this transaction through a joint venture in two limited liability companies with a private investment fund managed by an affiliate of its manager, pursuant to which such affiliate co-invested on equal terms. One company held assets available for sale, the last of which was sold in September 2005, and one holds assets for investment. In October 2004, the investment’s initial financing was refinanced with a nonrecourse term loan ($52.9 million outstanding at December 31, 2006), which bears interest at a fixed rate of 6.04%. The required payments under the loan consist of interest only during the first two years, followed by a 25-year amortization schedule with a balloon payment due in October 2014. Newcastle has no additional capital commitment to the limited liability companies.

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

Trust Preferred Subsidiary

As of December 31, 2006, Newcastle’s investment in the Trust Preferred Subsidiary was $0.1 million. For Information regarding the trust preferred subsidiary, which is a financing subsidiary with no material net income or cash flow, see Note 8.

ABCP Subsidiary

As of December 31, 2006, Newcastle had a deminimus investment in this subsidiary. For information regarding the ABCP Subsidiary, which is a financing subsidiary with no material net income or net cash flow, see Note 8.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 and 2004
(dollars in tables in thousands, except per share data)

4. REAL ESTATE SECURITIES

The following is a summary of Newcastle’s real estate securities at December 31, 2006 and 2005, all of which are classified as available for sale and are therefore marked to market through other comprehensive income.

December 31, 2006

			Gross Unrealized				Weighted Average
Asset Type	Current Face Amount	Amortized Cost Basis	Gains	Losses	Carrying Value	Number of Securities	S&P Equivalent Rating	Coupon	Yield	Maturity (Years)
CMBS-Conduit	$1,469,298	$1,421,069	$41,465	$(9,745)	$1,452,789	202	BBB	5.84%	6.51%	6.93
CMBS-Large Loan	714,617	712,655	6,991	(421)	719,225	53	BBB-	6.85%	7.02%	2.62
CMBS-CDO	23,500	20,820	1,265	(127)	21,958	2	BB	9.47%	12.03%	7.68
CMBS- B-Note	282,677	270,257	6,141	(208)	276,190	41	BB	6.85%	7.51%	6.02
Unsecured REIT Debt	1,004,540	1,017,280	18,923	(11,163)	1,025,040	101	BBB-	6.36%	6.06%	6.17
ABS-Manufactured Housing	80,839	76,347	1,744	(391)	77,700	9	BBB-	6.68%	7.79%	6.54
ABS-Home Equity	729,292	713,135	4,677	(7,481)	710,331	124	BBB+	7.15%	7.89%	2.70
ABS-Franchise	76,777	76,264	1,713	(1,270)	76,707	22	BBB	7.28%	8.21%	4.80
Agency RMBS	1,177,779	1,182,946	2,144	(8,732)	1,176,358	35	AAA	5.22%	5.19%	4.27
Subtotal/Average (A)	5,559,319	5,490,773	85,063	(39,538)	5,536,298	589	BBB+	6.20%	6.50%	5.04
Residual interest (B)	44,930	44,930	-	-	44,930	1	NR	0.00%	18.77%	2.52
Total/Average	$5,604,249	$5,535,703	$85,063	$(39,538)	$5,581,228	590	BBB+	6.15%	6.60%	5.02

(A)	The total current face amount of fixed rate securities was $4.4 billion, and of floating rate securities was $1.2 billion.
(B)
Represents the equity from the Securitization Trust as described in Note 5. This security has been treated as part of the residential mortgage loan segment - see Note 3. The residual does not have a stated coupon and therefore its coupon has been treated as zero for purposes of the table.

Unrealized losses that are considered other than temporary are recognized currently in income. There were no such losses incurred during the years ended December 31, 2006, 2005, or 2004. The unrealized losses on Newcastle’s securities are primarily the result of market factors, rather than credit impairment, and Newcastle believes their carrying values are fully recoverable over their expected holding period. None of the securities had principal in default as of December 31, 2006. Newcastle has performed credit analyses (described in Note 2) in relation to such securities which support its belief that the carrying values of such securities are fully recoverable over their expected holding period. Although management expects to hold these securities until their recovery, there is no assurance that such securities will not be sold or at what price they may be sold.

			Gross Unrealized				Weighted Average
	Current Face Amount	Amortized Cost Basis	Gains	Losses	Carrying Value	Number of Securities	S&P Equivalent Rating	Coupon	Yield	Maturity (Years)
Securities in an Unrealized Loss Position
Less Than Twelve Months	$700,782	$683,237	$-	$(8,731)	$674,506	84	A-	6.55%	7.28%	4.11
Twelve or More Months	1,600,903	1,622,047	-	(30,807)	1,591,240	185	A	5.56%	5.29%	5.46
Total	$2,301,685	$2,305,284	$-	$(39,538)	$2,265,746	269	A	5.86%	5.88%	5.05

December 31, 2005

			Gross Unrealized				Weighted Average
Asset Type	Current Face Amount	Amortized Cost Basis	Gains	Losses	Carrying Value	Number of Securities	S&P Equivalent Rating	Coupon	Yield	Maturity (Years)
CMBS-Conduit	$1,455,345	$1,397,868	$26,367	$(26,906)	$1,397,329	197	BBB-	5.84%	6.61%	7.87
CMBS-Large Loan	578,331	575,444	9,096	(377)	584,163	61	BBB-	6.64%	6.75%	2.10
CMBS- B-Note	180,201	176,228	4,732	(329)	180,631	32	BBB-	6.62%	6.95%	5.97
Unsecured REIT Debt	916,262	931,777	20,804	(9,835)	942,746	99	BBB-	6.34%	5.96%	6.95
ABS-Manufactured Housing	178,915	162,410	2,422	(1,766)	163,066	10	A-	7.12%	8.65%	6.64
ABS-Home Equity	525,004	523,363	3,429	(2,315)	524,477	89	B	6.03%	6.10%	3.16
ABS-Franchise	70,837	69,732	1,113	(1,223)	69,622	18	BBB+	6.66%	8.12%	5.14
Agency RMBS	697,530	700,912	145	(8,572)	692,485	19	AAA	4.76%	4.67%	4.90
Total/Average (A)	$4,602,425	$4,537,734	$68,108	$(51,323)	$4,554,519	525	BBB+	5.99%	6.25%	5.81

(A)	The total current face amount of fixed rate securities was $3.6 billion, and of floating rate securities was $1.0 billion.

As of December 31, 2006, 2005 and 2004, Newcastle has no loss allowance recorded on its real estate securities.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 and 2004
(dollars in tables in thousands, except per share data)

During 2006 and 2005, Newcastle recorded gross realized gains of approximately $9.2 million and $24.0 million, respectively, and gross realized losses of approximately $2.1 million and $3.4 million, respectively, related to the sale of real estate securities.

The securities are encumbered by the CBO bonds payable (Note 8) at December 31, 2006.

As of December 31, 2006 and 2005, Newcastle had $123.9 million and $173.4 million of restricted cash, respectively, held in CBO financing structures pending its investment in real estate securities and loans.

Newcastle may enter into short term warehouse agreements pursuant to which it makes deposits with major investment banks for the right to purchase commercial mortgage backed securities, unsecured REIT debt, real estate related loans and real estate related asset backed securities prior to their being financed with CBOs. This type of warehouse agreement is treated as a non-hedge derivative for accounting purposes and is therefore marked to market through current income. The cost to Newcastle if the related CBO is not consummated is limited, except where the non-consummation results from Newcastle’s gross negligence, willful misconduct or breach of contract, to payment of the Net Loss, if any, as defined, up to the related deposit, less any Excess Carry Amount, as defined, earned on such deposit. No income was recorded in 2006 and the income recorded on these agreements was approximately $2.4 million and $3.1 million in 2005 and 2004, respectively.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 and 2004
(dollars in tables in thousands, except per share data)

5.	REAL ESTATE RELATED LOANS, RESIDENTIAL MORTGAGE LOANS AND SUBPRIME MORTGAGE LOANS

The following is a summary of real estate related loans, residential mortgage loans and subprime mortgage loans. The loans contain various terms, including fixed and floating rates, self-amortizing and interest only. They are generally subject to prepayment.

	December 31,				December 31, 2006
	2006	2005	2006	2005
Loan Type	Current Face Amount		Carrying Value (D)		Loan Count	Wtd. Avg. Yield	Weighted Average Maturity (Years) (E)	Delinquent Carrying Amount (F)
B-Notes	$248,240	$72,173	$246,798	$72,520	9	7.98%	2.71	$-
Mezzanine Loans (A)	906,907	302,740	904,686	302,816	22	8.61%	2.67	-
Bank Loans	233,793	56,274	233,895	56,563	6	7.75%	3.92	-
Whole Loans	61,240	23,082	61,703	22,364	3	12.63%	1.81	-
ICH Loans (B)	123,390	165,514	121,834	161,288	70	7.77%	1.10	3,530
Total Real Estate
Related Loans	$1,573,570	$619,783	$1,568,916	$615,551	110	8.48%	2.71	$3,530

Residential Loans	$168,649	$326,100	$172,839	$333,226	491	6.42%	2.79	$4,742
Manufactured
Housing Loans	643,912	284,870	636,258	267,456	18,343	8.48%	6.02	8,199
Total Residential
Mortgage Loans	$812,561	$610,970	$809,097	$600,682	18,834	8.03%	5.35	$13,571
Subprime Mortgage loans
subject to Future
Repurchase (C)	$299,176		$288,202

(A)
One of these loans has an 8.9 million contractual exit fee which Newcastle will begin to accrue when management believes it is probable that such exit fee will be received. These loans are comprised as follows:

$100,000	$100,000	$100,023	$100,052	1	8.58%	1.79
70,000	-	70,000	-	1	8.35%	1.28
87,500	-	87,500	-	1	9.59%	3.36
108,690	-	108,518	-	1	8.30%	1.80
87,664	-	87,689	-	1	7.07%	9.53
453,053	202,740	450,956	202,764	17	8.84%	1.83
$906,907	$302,740	$904,686	$302,816	22	8.61%	2.67

(B)
In 2003, pursuant to FIN No. 46, Newcastle consolidated an entity which holds a portfolio of commercial mortgage loans which has been securitized. This investment, which is referred to as ICH, was previously treated as a non-consolidated residual interest in such securitization. The primary effect of the consolidation is the requirement that Newcastle reflect the gross loan assets and gross bonds payable of this entity in its financial statements.

(C)	See below.

(D)	The aggregate United States federal income tax basis for such assets at December 31, 2006 was approximately equal to their book basis.

(E)
The weighted average maturity for the residential loan portfolio and the manufactured housing loan portfolio were calculated based on constant prepayment rates (CPR) of approximately 30% and 9%, respectively.

(F)	This face amount of loans is 60 or more days delinquent.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 and 2004
(dollars in tables in thousands, except per share data)

The following is a reconciliation of loss allowance:
	Real Estate Related Loans	Residential Mortgage Loans
Balance at December 31, 2004	$(2,473)	$-
Provision for credit losses	(2,852)	(5,568)
Realized losses	1,099	2,361
Balance at December 31, 2005	$(4,226)	$(3,207)
Provision for credit losses	(1,154)	(8,284)
Realized losses	3,230	4,235
Balance at December 31, 2006	$(2,150)	$(7,256)

Newcastle has entered into total rate of return swaps with major investment banks to finance certain loans whereby Newcastle receives the sum of all interest, fees and any positive change in value amounts (the total return cash flows) from a reference asset with a specified notional amount, and pays interest on such notional plus any negative change in value amounts from such asset. These agreements are recorded in Derivative Assets and treated as non-hedge derivatives for accounting purposes and are therefore marked to market through income. Net interest received is recorded to Interest Income and the mark to market is recorded to Other Income. If Newcastle owned the reference assets directly, they would not be marked to market. Under the agreements, Newcastle is required to post an initial margin deposit to an interest bearing account and additional margin may be payable in the event of a decline in value of the reference asset. Any margin on deposit (recorded in Restricted Cash), less any negative change in value amounts, will be returned to Newcastle upon termination of the contract.

As of December 31, 2006, Newcastle held an aggregate of $299.7 million notional amount of total rate of return swaps on 8 reference assets on which it had deposited $46.8 million of margin. These total rate of return swaps had an aggregate fair value of approximately $1.3 million, a weighted average receive interest rate of LIBOR + 2.59%, a weighted average pay interest rate of LIBOR + 0.63%, and a weighted average swap maturity of 1.5 years.

The average carrying amount of Newcastle’s real estate related loans was approximately $995.8 million, $594.1 million and $486.2 million during 2006, 2005 and 2004, respectively, on which Newcastle earned approximately $67.3 million, $54.7 million and $36.7 million of gross revenues, respectively.

The average carrying amount of Newcastle’s residential mortgage loans was approximately $783.2 million, $764.2 million and $637.4 million during 2006, 2005 and 2004, respectively, on which Newcastle earned approximately $105.6 million, $48.8 million and $19.1 million of gross revenues, respectively.

The loans are encumbered by various debt obligations as described in Note 8.

Real estate owned (“REO”) as a result of foreclosure on loans is included in Receivables and Other Assets, and is recorded at the lower of cost or fair value. No material REO was owned as of December 31, 2006 or 2005.

Securitization of Subprime Mortgage Loans

In March 2006, Newcastle, through a consolidated subsidiary, acquired a portfolio of approximately 11,300 residential mortgage loans to subprime borrowers (the “Subprime Portfolio”) for $1.50 billion. The loans are being serviced by Nationstar Mortgage, LLC (formerly known as Centex Home Equity Company, LLC) for a servicing fee equal to 0.50% per annum on the unpaid principal balance of the Subprime Portfolio. At March 31, 2006, these loans were considered “held for sale” and carried at the lower of cost or fair value. A write down of $4.1 million was recorded to Provision for Losses, Loans Held for Sale in March 2006 related to these loans, related to market factors. Furthermore, the acquisition of loans held for sale is considered an operating activity for statement of cash flow purposes. An offsetting cash inflow from the sale of such loans (as described below) was recorded as an operating cash flow in April 2006. This acquisition was initially funded with an approximately $1.47 billion repurchase agreement which bore interest at LIBOR + 0.50%. Newcastle entered into an interest rate swap in order to hedge its exposure to the risk of changes in market interest rates with respect to the financing of the Subprime Portfolio. This swap did not qualify as a hedge for accounting purposes and was therefore marked to market through income. An unrealized mark to market gain of $5.5 million was recorded to Other Income in connection with this swap in March 2006.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 and 2004
(dollars in tables in thousands, except per share data)

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

The following table presents information on the retained interests in the securitization of the Subprime Portfolio, which include the residual interest and the retained bonds described above, and the sensitivity of their fair value to immediate 10% and 20% adverse changes in the assumptions utilized in calculating such fair value, at December 31, 2006:

Total securitized loans (unpaid principal balance)	$1,192,763
Loans subject to future repurchase (carrying value)	$288,202
Retained interests (fair value)	$79,105

Weighted average life (years) of residual interest	2.52

Expected credit losses	5.1%
Effect on fair value of retained interests of 10% adverse change	$(3,160)
Effect on fair value of retained interests of 20% adverse change	$(5,460)

Weighted average constant prepayment rate	31.0%
Effect on fair value of retained interests of 10% adverse change	$(3,806)
Effect on fair value of retained interests of 20% adverse change	$(6,435)

Discount rate	18.8%
Effect on fair value of retained interests of 10% adverse change	$(2,175)
Effect on fair value of retained interests of 20% adverse change	$(4,272)

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 and 2004
(dollars in tables in thousands, except per share data)

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

The following table summarizes principal amounts outstanding and delinquencies of the securitized loans as of December 31, 2006 and net credit losses for the period then ended:

Loan unpaid principal balance (UPB)	$1,192,763
Delinquencies of 60 or more days (UPB)	$52,281
Net credit losses	$57

Newcastle received net proceeds of $1.41 billion from the securitization transaction completed in April 2006 and net cash inflows of $27.4 million from the retained interests subsequent to the securitization in 2006.

The weighted average yield of the retained bonds was 11.04% and the weighted average funding cost of the related repurchase agreement was 5.80% as of December 31, 2006. The loans subject to future repurchase and the corresponding financing recognize interest income and expense based on the expected weighted average coupon of the loans subject to future repurchase at the call date of 9.24%.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 and 2004
(dollars in tables in thousands, except per share data)

6.	OPERATING REAL ESTATE

The following is a reconciliation of operating real estate assets and accumulated depreciation:

Operating Real Estate	Gross	Accumulated Depreciation	Net
Balance at December 31, 2004	$65,691	$(8,498)	$57,193
Improvements	-	-	-
Foreign currency translation	(422)	(28)	(450)
Depreciation	-	(704)	(704)
Transferred to Real Estate Held for Sale	(45,060)	5,694	(39,366)
Balance at December 31, 2005	$20,209	$(3,536)	$16,673
Foreclosed loans	12,486	-	12,486
Improvements	1,301	-	1,301
Foreign currency translation	(32)	7	(25)
Fully depreciated assets	(150)	150	-
Depreciation	-	(809)	(809)
Balance at December 31, 2006	$33,814	$(4,188)	$29,626

Real Estate Held for Sale
Balance at December 31, 2004			$12,376
Improvements			182
Foreign currency translation			(1,620)
Sold			(50,304)
Transferred from Operating Real Estate			39,366
Balance at December 31, 2005 and 2006			$-

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 and 2004
(dollars in tables in thousands, except per share data)

During the periods presented, Newcastle’s operating real estate was comprised of Canadian properties, Belgian properties, foreclosed domestic properties and an investment in an unconsolidated subsidiary which owns domestic properties.

The following is a schedule of the future minimum rental payments to be received under non-cancelable operating leases:
2007	$3,084
2008	2,300
2009	2,116
2010	1,954
2011	1,751
$11,205

In June 2004, Newcastle consummated the sale of five properties in Belgian. These properties had been classified as held for sale since December 2003. Newcastle recognized a $1.5 million loss on this sale in December 2003. In addition, Newcastle recognized a $1.1 million loss in 2004, primarily related to the prepayment of the debt on such properties.

In December 2004, Newcastle sold two properties in the Belgian portfolio at a gain of approximately $5.3 million, net of $2.6 million of prepayment penalties on the related debt.

In March 2005, Newcastle closed on the sale of a property in the Canadian portfolio and recorded a gain of approximately $0.4 million, net of $0.9 million of prepayment penalties on the related debt.

In June 2005, Newcastle closed on the sale of a property in the Canadian portfolio and recorded a gain (net of Canadian taxes) of approximately $0.9 million, net of $2.1 million of prepayment penalties on the related debt.

In June 2005, Newcastle closed on the sale of the last property in the Belgian portfolio and recorded a loss of approximately $0.7 million.

Pursuant to SFAS No. 144, Newcastle has retroactively recorded the operations, including the gain or loss, of all sold or “held for sale” properties in Income from Discontinued Operations for all periods presented.

The following table summarizes the financial information for the discontinued operations:

	Year Ended December 31,
	2006	2005	2004
Interest and other income	$18	$4,744	$15,301
Net gain on sale	419	780	3,778
Gross revenues	437	5,524	19,079
Interest expense	-	804	5,885
Other expenses	214	2,612	8,748
Net income	$223	$2,108	$4,446

No income tax related to discontinued operations was recorded for the years ended December 31, 2006, 2005 or 2004.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 and 2004
(dollars in tables in thousands, except per share data)

The following table sets forth certain information regarding the operating real estate portfolio:

Type of Property	Location	Net Rentable Sq. Ft. (A)	Acquisition Date	Year Built/ Renovated (A)

Canada Portfolio
Office Building	London, ON	312,874	Oct 98	1982

Ohio Portfolio
Office Building	Beavercreek, OH	54,927	Mar 06	1986
Office Building	Beavercreek, OH	29,916	Mar 06	1986
Office Building	Beavercreek, OH	45,299	Mar 06	1986
Retail	Dayton, OH	33,485	Mar 06	1989
Office Building	Vandalia, OH	46,614	Mar 06	1987
Office Building	Dayton, OH	42,286	Mar 06	1985

			December 31, 2006
Portfolio	Initial Cost (B)	Costs Capitalized Subsequent to Acquisition (B)	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Value (C)	Occupancy (A)

Canada Portfolio	$19,758	$688	$20,446	$(3,893)	$16,553	60.6%
Ohio Portfolio	12,486	882	13,368	(295)	13,073	59.1%

No encumbrances were recorded as of December 31, 2006.
(A)	Unaudited.
(B)
For the Canada portfolio, adjusted for changes in foreign currency exchange rates, which aggregated $0.0 million of gain and $0.7 million of gain between land, building and improvements in 2006 and 2005, respectively and net of fully depreciated assets of $0.2 million.

(C)	The aggregate United States federal income tax basis for such assets at December 31, 2006 was equal to its net carrying value.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 and 2004
(dollars in tables in thousands, except per share data)

7.	FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair values for a majority of Newcastle’s investments are readily obtainable through broker quotations. For certain of Newcastle’s financial instruments, fair values are not readily available since there are no active trading markets as characterized by current exchanges between willing parties. Accordingly, fair values can only be derived or estimated for these instruments using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated future cash flows is inherently subjective and imprecise. It should be noted that minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values, and that the fair values reflected below are indicative of the interest rate and credit spread environments as of December 31, 2006 and do not take into consideration the effects of subsequent interest rate or credit spread fluctuations.

The carrying values and estimated fair values of Newcastle's financial instruments at December 31, 2006 and 2005 were as follows:

	Carrying Value		Principal Balance or Notional Amount	Estimated Fair Value
	December 31,		December 31,	December 31,
	2006	2005	2006	2006	2005
Assets:
Real estate securities, available for sale	$5,581,228	$4,554,519	$5,604,249	$5,581,228	$4,554,519
Real estate related loans	1,568,916	615,551	1,573,570	1,571,412	615,865
Residential mortgage loans	809,097	600,682	812,561	829,980	609,486
Subprime mortgage loans subject to future repurchase	288,202	-	299,176	288,202	-
Interest rate caps, treated as hedges (A)	1,262	2,145	334,971	1,262	2,145
Total return swaps (A)	1,288	3,096	299,654	1,288	3,096
Liabilities:
CBO bonds payable	4,313,824	3,530,384	4,340,166	4,369,540	3,594,638
Other bonds payable	675,844	353,330	679,891	676,512	356,294
Notes payable	128,866	260,441	128,866	128,866	260,441
Repurchase agreements	760,346	1,048,203	760,346	760,346	1,048,203
Repurchase agreements subject to ABCP	1,143,749	-	1,143,749	1,143,749	-
Financing of subprime mortgage loans subject to
future repurchase	288,202	-	299,176	288,202	-
Credit facility	93,800	20,000	93,800	93,800	20,000
Junior subordinated notes payable	100,100	-	100,100	101,629	-
Interest rate swaps, treated as hedges (B)	(42,887)	(41,170)	3,943,120	(42,887)	(41,170)
Non-hedge derivative obligations (C)	360	90	See below	360	90

(A)	Included in Derivative Assets. The longest cap maturity is October 2015. The longest total rate of return swap maturity is December 2008.
(B)	Included in Derivative Assets or Liabilities, as applicable. A positive number represents a liabilty. The longest swap maturity is June 2016.
(C)	Included in Derivative Assets or Liabilities, as applicable. A positive number represents a liabilty. The longest maturity is July 2038.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 and 2004
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

Residential Mortgage Loans — This aggregate portfolio of residential loans consists of a portfolio of floating rate residential mortgage loans as well as two portfolios of substantially fixed rate manufactured housing loans. These loans were valued by reference to current market interest rates and credit spreads.

Subprime Mortgage Loans Subject to Future Repurchase and related Financing—These two items, related to the securitization of subprime mortgage loans, are equal and offsetting. They are further described in Note 5.

Interest Rate Cap and Swap Agreements, Total Rate of Return Swaps and Non-Hedge Derivative Obligations — The fair value of these agreements is estimated by obtaining counterparty quotations. The total rate of return swaps are more fully described in Note 5.

CBO Bonds Payable — These bonds were valued by discounting expected future cash flows by a rate calculated based on current market conditions for comparable financial instruments, including market interest rates and credit spreads.

Other Bonds Payable — The ICH bonds were valued by discounting expected future cash flows by a rate calculated based on current market conditions for comparable financial instruments, including market interest rates and credit spreads. The manufactured housing loan bonds were valued by reference to current market interest rates and credit spreads.

Notes Payable — The residential mortgage loan financing was valued by reference to current market interest rates and credit spreads.

Repurchase Agreements — These agreements bear floating rates of interest, which reset monthly or quarterly to a market credit spread, and Newcastle believes that, for similar financial instruments with comparable credit risks, the effective rates approximate market rates. Accordingly, the carrying amounts outstanding are believed to approximate fair value.

Credit facility — This facility was valued at par because management believes it could currently enter into a similar arrangement under similar terms.

Junior Subordinated Notes Payable— These notes were values by discounting expected future cash flows by a rate calculated based on current market conditions for comparable financial instruments, including market interest rates and credit spreads. The credit spread used was obtained from a broker quotation.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 and 2004
(dollars in tables in thousands, except per share data)

8.	DEBT OBLIGATIONS

The following table presents certain information regarding Newcastle’s debt obligations and related hedges:

Debt Obligation/ Collateral	Month Issued	Current Face Amount		Carrying Value		Unhedged Weighted Average Funding Cost	Final Stated Maturity	Weighted Average Funding Cost (1)	Weighted Average Maturity (Years)	Face Amount of Floating Rate Debt	Collateral Carrying Value	Collateral Weighted Average Maturity (Years)	Face Amount of Floating Rate Collateral	Aggregate Notional Amount of Current Hedges
		December 31,		December 31,		December 31, 2006
CBO Bonds \Payable		2006	2005	2006	2005
Real estate securities	Jul 1999	$398,366	$426,653	$395,646	$423,191	6.94% (2)	Jul 2038	5.50%	1.99	$303,366	$544,469	4.06	$-	$255,352
Real estate securities and loans	Apr 2002	444,000	444,000	441,660	441,054	6.42% (2)	Apr 2037	6.78%	3.45	372,000	498,754	5.15	59,612	296,000
Real estate securities and loans	Mar 2003	472,000	472,000	468,944	468,413	6.23% (2)	Mar 2038	5.35%	5.30	427,800	515,335	4.56	128,600	285,060
Real estate securities and loans	Sep 2003	460,000	460,000	456,250	455,657	6.08% (2)	Sep 2038	5.88%	5.85	442,500	505,450	4.28	151,677	207,500
Real estate securities and loans	Mar 2004	414,000	414,000	411,014	410,511	5.93% (2)	Mar 2039	5.38%	5.61	382,750	446,749	4.76	174,192	177,300
Real estate securities and loans	Sep 2004	454,500	454,500	451,137	450,639	5.91% (2)	Sep 2039	5.49%	6.19	442,500	499,389	5.08	227,898	209,202
Real estate securities and loans	Apr 2005	447,000	447,000	442,870	442,379	5.81% (2)	Apr 2040	5.53%	7.16	439,600	491,398	5.82	195,186	242,990
Real estate securities	Dec 2005	442,800	442,800	438,894	438,540	5.85% (2)	Dec 2050	5.57%	8.48	436,800	512,249	7.23	115,491	341,506
Real estate securities and loans	Nov 2006	807,500	-	807,409	-	5.98% (2)	Nov 2052	5.92%	7.06	799,900	930,293	4.69	672,217	153,655
		4,340,166	3,560,953	4,313,824	3,530,384			5.73%	5.83	4,047,216	4,944,086	5.05	1,724,873	2,168,565
Other Bonds Payable
ICH loans (3)	(3)	101,925	141,311	101,925	141,311	6.78% (2)	Aug 2030	6.78%	1.04	1,986	121,834	1.10	1,986	-
Manufactured housing loans	Jan 2006	213,172	212,019	211,738	212,019	LIBOR +1.25%	Jan 2009	6.14%	1.46	213,172	237,133	6.26	4,977	204,617
Manufactured housing loans	Aug 2006	364,794	-	362,181	-	LIBOR +1.25%	Aug 2011	6.87%	3.07	364,794	399,125	5.87	73,973	370,466
		679,891	353,330	675,844	353,330			6.63%	2.26	579,952	758,092	5.23	80,936	575,083
Notes Payable
Residential mortgage loans (4)	Nov 2004	128,866	260,441	128,866	260,441	LIBOR+0.16%	Nov 2007	5.68%	0.74	128,866	145,819	2.79	142,301	-
Repurchase Agreements (4) (8)
Real estate securities	Rolling	181,059	149,546	181,059	149,546	LIBOR + 0.41%	Jan 2007	5.62%	0.08	181,059	207,374	4.60	101,380	92,457
Real estate related loans	Rolling	553,944	185,278	553,944	185,278	LIBOR + 0.69%	Jan 2007	6.02%	0.08	553,944	718,989	2.21	696,174	19,630
Residential mortgage loans	Rolling	25,343	41,853	25,343	41,853	LIBOR + 0.43%	Mar 2007	5.79%	0.23	25,343	27,020	2.81	26,347	-
		760,346	376,677	760,346	376,677			5.92%	0.08	760,346	953,383	2.77	823,901	112,087
Repurchase agreements subject to ABCP facility (7)
Agency RMBS	Dec 2006	1,143,749	671,526	1,143,749	671,526	5.41%	Jan 2007	4.97%	0.08	1,143,749	1,176,358	4.27	-	1,087,385

Credit facility (5)	May 2006	93,800	20,000	93,800	20,000	LIBOR + 1.75%	Nov 2007	7.08%	0.85	93,800	-	-	-	-
Junior subordinated notes payable	Mar 2006	100,100	-	100,100	-	7.80% (6)	Apr 2036	7.72%	29.25	-	-	-	-	-
Subtotal debt obligations		7,246,918	5,242,927	7,216,529	5,212,358			5.76%	4.15	$6,753,929	$7,977,738	4.63	$2,772,011	$3,943,120

Financing on subprime mortgage loans subject to future repurchase (3)	Apr 2006	299,176	-	288,202	-
Total debt obligations		$7,546,094	$5,242,927	$7,504,731	$5,212,358

(1)	Including the effect of applicable hedges.
(2)	Weighted average, including floating and fixed rate classes.
(3)	See Note 5.
(4)	Subject to potential mandatory prepayments based on collateral value.
(5)	A maximum of $200 million can be drawn.
(6)	LIBOR + 2.25% after April 2016.
(7)	ABCP means asset backed commercial paper. See below.
(8)
The counterparties on our repurchase agreements include: Bear Stearns Mortgage Capital Corporation ($270.6 million), Credit Suisse ($216.2 million), Deutsche Bank AG ($181.7 million) and other ($91.8 million).

Certain of the debt obligations included above are obligations of consolidated subsidiaries of Newcastle which own the related collateral. In some cases, including the CBO and Other Bonds Payable, such collateral is not available to other creditors of Newcastle.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 and 2004
(dollars in tables in thousands, except per share data)

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

Junior Subordinated Notes Payable

In March 2006, Newcastle completed the placement of $100 million of trust preferred securities through its wholly owned subsidiary, Newcastle Trust I (the “Preferred Trust”). Newcastle owns all of the common stock of the Preferred Trust. The Preferred Trust used the proceeds to purchase $100.1 million of Newcastle’s junior subordinated notes. These notes represent all of the Preferred Trust’s assets. The terms of the junior subordinated notes are substantially the same as the terms of the trust preferred securities. The trust preferred securities mature in April 2036, but may be redeemed at par beginning in April 2011. Under the provisions of FIN 46R, Newcastle determined that the holders of the trust preferred securities were the primary beneficiaries of the Preferred Trust. As a result, Newcastle did not consolidate the Preferred Trust and has reflected the obligation to the Preferred Trust under the caption Junior Subordinated Notes Payable in its consolidated balance sheet and will account for its investment in the common stock of the Preferred Trust, which is reflected in Investments in Unconsolidated Subsidiaries in the consolidated balance sheet, under the equity method of accounting (Note 3).

Credit Facility

In May 2006, Newcastle entered into a new revolving credit facility, secured by substantially all of its unencumbered assets and its equity interests in its subsidiaries. Newcastle paid an upfront fee of 0.25% of the total commitment. The credit facility does not contain any unused fees. Newcastle simultaneously terminated its prior credit facility and recorded a loss of $0.7 million related to deferred financing costs, included in Gain on Sale of Investments, Net.

Repurchase Agreements Subject to ABCP Facility

In December 2006, Newcastle closed a $2 billion asset backed commercial paper (ABCP) facility through its wholly owned subsidiary, Windsor Funding Trust. This facility provides Newcastle with the ability to finance its agency residential mortgage backed securities (RMBS) and AAA-rated MBS by issuing secured liquidity notes that are rated A-1+, P-1 and F-1+, by Standard & Poor’s, Moody’s and Fitch respectively, and have maturities of up to 250 days. The facility also permits the issuance of subordinated notes rated at least BBB/Baa by Standard & Poor’s, Moody’s or Fitch. As of December 31, 2006, Windsor Trust Funding had approximately $1.1 billion of secured liquidity notes and $8.3 million of subordinated notes issued and outstanding. The weighted average maturities of the secured liquidity notes and the subordinated notes were 0.12 years and 5 years, respectively. Newcastle owns all of the trust certificates of the Windsor Funding Trust. Windsor Funding Trust used the proceeds of the issuance to enter into a repurchase agreement with Newcastle to purchase interests in Newcastle’s agency RMBS. The repurchase agreements represent Windsor Funding Trust’s only asset. The interest rate on the repurchase agreement is effectively the weighted average interest rate on the secured liquidity notes and subordinated notes. Under the provisions of FIN 46R, Newcastle determined that the noteholders were the primary beneficiaries of the Windsor Funding Trust. As a result, Newcastle did not consolidate the Windsor Funding Trust and has reflected its obligation pursuant to the asset backed commercial paper facility under the caption Repurchase Agreements subject to ABCP Facility.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 and 2004
(dollars in tables in thousands, except per share data)

Maturity Table

Newcastle’s debt obligations (gross of $41.4 million of discounts at December 31, 2006) have contractual maturities as follows:

2007	$2,126,761
2008	-
2009	213,172
2010	-
2011	364,794
Thereafter	4,841,367
$7,546,094

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 and 2004
(dollars in tables in thousands, except per share data)

9.	STOCK OPTION PLAN AND EARNINGS PER SHARE

Newcastle is required to present both basic and diluted earnings per share (“EPS”). Basic EPS is calculated by dividing net income available for common stockholders by the weighted average number of shares of common stock outstanding during each period. Diluted EPS is calculated by dividing net income available for common stockholders by the weighted average number of shares of common stock outstanding plus the additional dilutive effect of common stock equivalents during each period. Newcastle’s common stock equivalents are its stock options. During 2006, 2005 and 2004, based on the treasury stock method, Newcastle had 148,538, 314,125 and 614,038 dilutive common stock equivalents, respectively, resulting from its outstanding options. Net income available for common stockholders is equal to net income less preferred dividends.

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

Upon joining the board, the non-employee directors have been, in accordance with the Newcastle Option Plan, automatically granted options to acquire an aggregate of 18,000 shares of common stock. The fair value of such options was not material at the date of grant.

Through December 31, 2006, for the purpose of compensating the Manager for its successful efforts in raising capital for Newcastle, the Manager has been granted options representing the right to acquire 2,825,727 shares of common stock, with strike prices subject to adjustment as necessary to preserve the value of such options in connection with the occurrence of certain events (including capital dividends and capital distributions made by Newcastle). The Manager options represented an amount equal to 10% of the shares of common stock of Newcastle sold in its public offerings and the value of such options was recorded as an increase in stockholders’ equity with an offsetting reduction of capital proceeds received. The options granted to the Manager, which may be assigned by the Manager to its employees, were fully vested on the date of grant and one thirtieth of the options become exercisable on the first day of each of the following thirty calendar months, or earlier upon the occurrence of certain events, such as a change in control of Newcastle or the termination of the Management Agreement. The options expire ten years from the date of issuance.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 and 2004
(dollars in tables in thousands, except per share data)

The following table summarizes our outstanding options at December 31, 2006. Note that the last sales price on the New York Stock Exchange for our common stock in the year ended December 31, 2006 was $31.32.

Recipient	Date of Grant/Exercise	Number of Options	Weighted Average Exercise Price	Fair Value At Grant Date (Millions)
Directors	Various	18,000	$17.38	Not Material
Manager (B)	October 2002	700,000	$13.00	$0.4 (A)
Manager (B)	July 2003	460,000	$20.35	$0.8 (A)
Manager (B)	December 2003	328,227	$22.85	$0.4 (A)
Manager (B)	January 2004	330,000	$26.30	$0.6 (A)
Manager (B)	May 2004	345,000	$25.75	$0.5 (A)
Manager (B)	November 2004	162,500	$31.40	$0.5 (A)
Manager (B)	January 2005	330,000	$29.60	$1.1 (A)
Manager (B)	November 2006	170,000	$29.42	$0.5 (A)
Excercised (B)	Prior to 2006	(861,920)	$15.27
Excercised (B)	2006	(98,000)	$18.06
Outstanding		1,883,807	$25.89

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

Date of Grant	Volatility	Dividend Yield	Expected Life (Years)	Risk-Free Rate
October 2002	15%	13.85%	10	4.05%
July 2003	15%	9.83%	10	3.63%
December 2003	15%	8.75%	10	4.23%
January 2004	15%	7.60%	10	4.23%
May 2004	15%	9.32%	10	4.77%
November 2004	18%	7.64%	10	4.21%
January 2005	21%	8.45%	10	4.27%
November 2006	21%	8.84%	5	4.69%

The volatility assumption for options issued in 2005 and 2006 was estimated based primarily on the historical volatility of Newcastle’s common stock and management’s expectations regarding future volatility. The expected life assumption for options issued subsequent to January 2005 was estimated based on the simplified term method.

(B)	The Manager assigned certain of its options to its employees as follows:

Total
Strike Price	Inception to Date

$13.00	269,500
$20.35	193,200
$22.85	139,355
$26.30	127,050
$31.40	62,563
$29.42	85,425

Total	877,093

670,620 of the total options exercised were by the Manager. 285,300 of the total options exercised were by employees of the Manager subsequent to their assignment. 4,000 of the total options exercised were by directors.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 and 2004
(dollars in tables in thousands, except per share data)

10.	MANAGEMENT AGREEMENT AND RELATED PARTY TRANSACTIONS

Manager

Newcastle entered into the Management Agreement with the Manager in June 2002, as amended, which provided for an initial term of one year with automatic one year extensions, subject to certain termination rights. After the initial one year term, the Manager's performance is reviewed annually and the Management Agreement may be terminated by Newcastle by payment of a termination fee, as defined in the Management Agreement, equal to the amount of management fees earned by the Manager during the twelve consecutive calendar months immediately preceding the termination, upon the affirmative vote of at least two-thirds of the independent directors, or by a majority vote of the holders of common stock. Pursuant to the Management Agreement, the Manager, under the supervision of Newcastle’s board of directors, formulates investment strategies, arranges for the acquisition of assets, arranges for financing, monitors the performance of Newcastle's assets and provides certain advisory, administrative and managerial services in connection with the operations of Newcastle. For performing these services, Newcastle pays the Manager an annual management fee equal to 1.5% of the gross equity of Newcastle, as defined.

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

	Amounts Incurred (in millions)
	2006	2005	2004
Management Fee	$13.5	$12.8	$10.1
Expense Reimbursement	0.5	0.5	0.5
Incentive Compensation	12.2	7.6	8.0

At December 31, 2006, the Manager, through its affiliates, and principals of Fortress, owned 2.9 million shares of Newcastle’s common stock and the manager through its affiliates, had options to purchase an additional 1.3 million shares of Newcastle’s common stock (Note 9).

At December 31, 2006, Due To Affiliates is comprised of $12.2 million of incentive compensation payable and $1.3 million of management fees and expense reimbursements payable to the Manager.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 and 2004
(dollars in tables in thousands, except per share data)

Other Affiliates

In November 2003, Newcastle and a private investment fund managed by an affiliate of our manager co-invested and each indirectly own an approximately 38% interest in a limited liability company (Note 3) that has acquired a pool of franchise loans from a third party financial institution. Newcastle’s investment in this entity, reflected as an investment in an unconsolidated subsidiary on Newcastle’s consolidated balance sheet, was approximately $10.2 million at December 31, 2006. The remaining approximately 24% interest in the limited liability company is owned by the above-referenced third party financial institution.

As of December 31, 2006, Newcastle owned an aggregate of approximately $108.0 million of securities of Global Trust II and III, special purpose vehicles established by Global Signal Inc., which were purchased in private placements from underwriters in January 2004, April 2005 and February 2006. Newcastle’s CEO and chairman of its board of directors was the chairman of the board of Global Signal, Inc. and private equity funds managed by an affiliate of Newcastle’s manager own a significant portion of Global Signal Inc.’s common stock. In January 2007, Global Signal was acquired by Crown Castle International Corp. Newcastle’s affiliate no longer had significant influence over Global Signal subsequent to the acquisition.

In March 2004, Newcastle and a private investment fund managed by an affiliate of Newcastle’s manager co-invested and each indirectly own an approximately 49% interest in two limited liability companies (Note 3) that have acquired, in a sale-leaseback transaction, a portfolio of convenience and retail gas stores from a public company. The properties are subject to a number of master leases, the initial term of which in each case is a minimum of 15 years. This investment was financed with nonrecourse debt at the limited liability company level and Newcastle’s investment in this entity, reflected as an investment in an unconsolidated subsidiary on Newcastle’s consolidated balance sheet, was approximately $12.5 million at December 31, 2006. In March 2005, the property management agreement related to these properties was transferred to an affiliate of Newcastle’s manager from a third party servicer; Newcastle’s allocable portion of the related fees, approximately $20,000 per year for three years, was not changed.

In January 2005, Newcastle entered into a servicing agreement with a portfolio company of a private equity fund advised by an affiliate of Newcastle’s manager for them to service a portfolio of manufactured housing loans (Note 5), which was acquired at the same time. As compensation under the servicing agreement, the portfolio company will receive, on a monthly basis, a net servicing fee equal to 1.00% per annum on the unpaid principal balance of the loans being serviced. In January 2006, Newcastle closed on a new term financing of this portfolio. In connection with this term financing, Newcastle renewed its servicing agreement at the same terms. The outstanding unpaid principal balance of this portfolio was approximately $245.7 million at December 31, 2006.

In April 2006, Newcastle securitized its portfolio of subprime residential mortgage loans and, through the Securitization Trust, entered into a servicing agreement with a subprime home equity mortgage lender (“Subprime Servicer”) to service this portfolio. In July 2006, private equity funds managed by an affiliate of Newcastle’s manager completed the acquisition of the Subprime Servicer. As compensation under the servicing agreement, the Subprime Servicer will receive, on a monthly basis, a net servicing fee equal to 0.5% per annum on the unpaid principal balance of the portfolio. The outstanding unpaid principal balance of this portfolio was approximately $1.2 billion at December 31, 2006.

In August 2006, Newcastle acquired a portfolio of manufactured housing loans. The loans are being serviced by a portfolio company of a private equity fund advised by an affiliate of Newcastle’s manager. As compensation under the servicing agreement, the servicer will receive, on a monthly basis, a net servicing fee equal to 0.625% per annum on the unpaid principal balance of the portfolio plus an incentive fee if the performance of the loans meets certain thresholds. The outstanding unpaid principal balance of this portfolio was approximately $398.3 million at December 31, 2006.

In September 2006, Newcastle was a co-lender with two private investment funds managed by an affiliate of Newcastle’s manager in a new real estate related loan. The loan is secured by a first mortgage interest on a parcel of land in Arizona. Newcastle owns a 20% interest in the loan and the private investment funds own an 80% interest in the loan. Major decisions require the unanimous approval of the holders of interests in the loan, while other decisions require the approval of a majority of holders of interests in the loan. Newcastle and our affiliated investment funds are each entitled to transfer all or any portion of their respective interests in the loan to third parties. In October 2006, Newcastle and the private investment funds sold, on a pro-rata basis, a $125.0 million

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 and 2004
(dollars in tables in thousands, except per share data)

senior participation interest in the loan to an unaffiliated third party, resulting in Newcastle owning a 20% interest in the junior participation interest in the loan. Newcastle’s investment in this loan was approximately $26.1 million at December 31, 2006.

As of December 31, 2006, Newcastle held total investments of $192.2 million face amount of real estate securities and real estate related loans issued by affiliates of its manager and earned approximately $18.5 million, $13.7 million and $13.1 million of interest on investments issued by affiliates for the years ended December 31, 2006, 2005 and 2004, respectively.

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

Loan Commitment— With respect to one of its real estate related loans, Newcastle was committed to fund up to an additional $6.6 million at December 31, 2006, subject to certain conditions to be met by the borrower.

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

Litigation — Newcastle is, from time to time, a defendant in legal actions from transactions conducted in the ordinary course of business. Management, after consultation with legal counsel, believes the ultimate liability arising from such actions which existed at December 31, 2006, if any, will not materially affect Newcastle’s consolidated results of operations or financial position.

Environmental Costs — As a commercial real estate owner, Newcastle is subject to potential environmental costs. At December 31, 2006, management of Newcastle is not aware of any environmental concerns that would have a material adverse effect on Newcastle's consolidated financial position or results of operations.

Debt Covenants — Newcastle's debt obligations contain various customary loan covenants. Such covenants do not, in management's opinion, materially restrict Newcastle's investment strategy or ability to raise capital at this time. Newcastle is in compliance with all of its loan covenants at December 31, 2006.

Exit Fee — One of Newcastle’s loan investments provides for an $8.9 million contractual exit fee which Newcastle will begin to accrue for if and when management believes it is probable that such exit fee will be received.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 and 2004
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

Since Newcastle distributed 100% of its 2006, 2005 and 2004 REIT taxable income, no provision has been made for U.S. federal corporate income taxes in the accompanying consolidated financial statements, except in connection with Newcastle’s taxable REIT subsidiary (“TRS”).

Distributions relating to 2006, 2005, and 2004 were taxable as follows:

	Dividends Per Share (A)		Ordinary/	Capital
	Book Basis	Tax Basis	Qualified Income	Gains	Return of Capital
2006	$2.615	$2.948	100.00%	-	None

2005	$2.500	$2.540	86.41%	13.59%	None

2004	$2.425	$2.432	76.60%	23.40%	None

(A)	Any excess of book basis dividends over tax basis dividends would generally be carried forward to the next year for tax purposes.

Dividends in Excess of Earnings includes ($14.5 million) related to the operations of our predecessor.

Newcastle has elected to treat NC Circle Holdings II LLC as a taxable REIT subsidiary (“TRS”), effective February 27, 2004. NC Circle Holdings II LLC owned a portion of Newcastle’s investment in a portfolio of convenience and retail gas stores as described in Note 3. For taxable income generated by NC Circle Holdings II LLC, Newcastle has provided for relevant income taxes based on a blended statutory rate of 40%. Newcastle accounts for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. No such material differences have been recognized through December 31, 2006.

13.	SUBSEQUENT EVENTS

In January 2007, Newcastle issued 2.42 million shares of its common stock in a public offering at a price to the public of $31.30 per share for net proceeds of approximately $75.0 million. For the purpose of compensating the Manager for its successful efforts in raising capital for Newcastle, in connection with this offering, Newcastle granted options to the Manager to purchase 242,000 shares of Newcastle’s common stock at the public offering price, which were valued at approximately $0.8 million.

In January 2007, certain of the Manager’s employees exercised options to acquire 3,282 shares of Newcastle’s common stock for net proceeds of $0.1 million.

In January 2007, Newcastle entered into an $700 million non-recourse warehouse agreement with a major investment bank to finance a portfolio of real estate related loans and securities prior to them being financed with a CBO. The financing bears interest at LIBOR + 0.50%.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 and 2004
(dollars in tables in thousands, except per share data)

14. SUMMARY QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

The following is unaudited summary information on Newcastle’s quarterly operations.

2006	Quarter Ended				Year Ended
	March 31 (A)	June 30 (A)	September 30 (A)	December 31	December 31
Gross Revenues	$123,548	$129,027	$144,094	$155,940	$552,609
Operating expenses	(16,911)	(10,999)	(13,032)	(14,581)	(55,523)
Operating income	106,637	118,028	131,062	141,359	497,086
Interest expense	(76,965)	(87,909)	(100,239)	(109,156)	(374,269)
Depreciation and amortization	(199)	(278)	(290)	(318)	(1,085)
Equity in earnings of unconsolidated subsidiaries (B)	1,195	1,215	1,506	2,052	5,968
Income from continuing operations	30,668	31,056	32,039	33,937	127,700
Income (loss) from discontinued operations	251	(26)	(12)	10	223
Preferred dividends	(2,328)	(2,329)	(2,328)	(2,329)	(9,314)
Income available for common stockholders	$28,591	$28,701	$29,699	$31,618	$118,609
Net Income per share of common stock
Basic	$0.65	$0.65	$0.68	$0.70	$2.68
Diluted	$0.65	$0.65	$0.67	$0.70	$2.67
Income from continuing operations per share of common stock, after preferred dividends and related accretion
Basic	$0.64	$0.65	$0.68	$0.70	$2.67
Diluted	$0.64	$0.65	$0.67	$0.70	$2.67

Income (loss) from discontinued operations per share of common stock
Basic	$0.01	$0.00	$0.00	$0.00	$0.01
Diluted	$0.01	$0.00	$0.00	$0.00	$0.00
Weighted average number of shares of common stock outstanding
Basic	43,945	43,991	44,000	45,129	44,269
Diluted	44,064	44,071	44,137	45,385	44,417

2005	Quarter Ended				Year Ended
	March 31 (A)	June 30 (A)	September 30 (A)	December 31	December 31
Gross Revenues	$83,663	$92,065	$99,850	$102,635	$378,213
Operating expenses	(9,114)	(8,832)	(12,934)	(11,008)	(41,888)
Operating income	74,549	83,233	86,916	91,627	336,325
Interest expense	(48,766)	(55,791)	(58,681)	(63,208)	(226,446)
Depreciation and amortization	(136)	(135)	(182)	(188)	(641)
Equity in earnings of unconsolidated subsidiaries (B)	1,853	1,393	1,061	1,302	5,609
Income from continuing operations	27,500	28,700	29,114	29,533	114,847
Income (loss) from discontinued operations	1,184	781	86	57	2,108
Preferred dividends	(1,523)	(1,524)	(1,523)	(2,114)	(6,684)
Income available for common stockholders	$27,161	$27,957	$27,677	$27,476	$110,271
Net Income per share of common stock
Basic	$0.63	$0.64	$0.63	$0.63	$2.53
Diluted	$0.62	$0.63	$0.63	$0.63	$2.51

Income from continuing operations per share of common stock, after preferred dividends and related accretion
Basic	$0.60	$0.62	$0.63	$0.63	$2.48
Diluted	$0.59	$0.61	$0.63	$0.63	$2.46
Income (loss) from discontinued operations per share of common stock
Basic	$0.03	$0.02	$0.00	$0.00	$0.05
Diluted	$0.03	$0.02	$0.00	$0.00	$0.05
Weighted average number of shares of common stock outstanding
Basic	43,222	43,768	43,790	43,897	43,672
Diluted	43,629	44,127	44,121	44,059	43,986

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 and 2004
(dollars in tables in thousands, except per share data)

2004	Quarter Ended				Year Ended
	March 31 (A)	June 30 (A)	September 30 (A)	December 31	December 31
Gross Revenues	$55,309	$61,612	$63,146	$69,602	$249,669
Operating expenses	(7,333)	(6,354)	(7,822)	(7,299)	(28,808)
Operating income	47,976	55,258	55,324	62,303	220,861
Interest expense	(28,091)	(32,615)	(33,612)	(42,080)	(136,398)
Depreciation and amortization	(113)	(95)	(108)	(135)	(451)
Equity in earnings of unconsolidated subsidiaries (B)	1,223	2,218	3,179	3,337	9,957
Income from continuing operations	20,995	24,766	24,783	23,425	93,969
Income (loss) from discontinued operations	856	(1,591)	185	4,996	4,446
Preferred dividends	(1,523)	(1,524)	(1,523)	(1,524)	(6,094)
Income available for common stockholders	$20,328	$21,651	$23,445	$26,897	$92,321
Net Income per share of common stock
Basic	$0.59	$0.60	$0.61	$0.70	$2.50
Diluted	$0.58	$0.59	$0.60	$0.69	$2.46
Income from continuing operations per share of common stock, after preferred dividends and related accretion
Basic	$0.57	$0.64	$0.61	$0.56	$2.38
Diluted	$0.56	$0.63	$0.60	$0.55	$2.34
Income (loss) from discontinued operations per share of common stock
Basic	$0.02	$(0.04)	$0.00	$0.14	$0.12
Diluted	$0.02	$(0.04)	$0.00	$0.14	$0.12
Weighted average number of shares of common stock outstanding
Basic	34,402	36,161	38,234	38,941	36,944
Diluted	34,976	36,671	38,883	39,663	37,558

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management concluded that, as of December 31, 2006, the Company’s internal control over financial reporting is designed and operating effectively.

The Company’s independent registered public accounting firm has issued an audit report on our assessment of the Company’s internal control over financial reporting. This report appears at the beginning of “Financial Statements and Supplementary Data.”

By: /s/ Wesley R. Edens
Wesley R. Edens
Chairman of the Board

By: /s/ Debra A. Hess
Debra A. Hess
Chief Financial Officer

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers AND Corporate Governance.

Incorporated by reference to our definitive proxy statement for the 2007 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days after the fiscal year ended December 31, 2006.

Item 11. Executive Compensation.

Incorporated by reference to our definitive proxy statement for the 2007 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days after the fiscal year ended December 31, 2006.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated by reference to our definitive proxy statement for the 2007 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days after the fiscal year ended December 31, 2006.

Item 13. Certain Relationships and Related Transactions, Director Independence.

Incorporated by reference to our definitive proxy statement for the 2007 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days after the fiscal year ended December 31, 2006.

Item 14. Principal Accountant Fees and Services.

Incorporated by reference to our definitive proxy statement for the 2007 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days after the fiscal year ended December 31, 2006.

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

10.1
Amended and Restated Management and Advisory Agreement by and among the Registrant and FIG LLC (formerly known as Fortress Investment Group LLC), dated June 23 2003 (incorporated by reference to the Registrant’s Statement on Form S-11 (File No. 333-106135), Exhibit 10.1).

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

February 26, 2007

By: /s/ Wesley R. Edens
Wesley R. Edens
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

February 26, 2007

By: /s/ Kenneth M. Riis
Kenneth M. Riis
Chief Executive Officer

February 26, 2007

By: /s/ Debra A. Hess
Debra A. Hess
Chief Financial Officer

February 26, 2007

By: /s/ Kevin J. Finnerty
Kevin J. Finnerty
Director

February 26, 2007

By: /s/ Stuart A. McFarland
Stuart A. McFarland
Director

February 26, 2007

By: /s/ David K. McKown
David K. McKown
Director

February 26, 2007

By: /s/ Peter M. Miller
Peter M. Miller
Director

Exhibit Index

3.1	Articles of Amendment and Restatement (incorporated by reference to the Registrant’s Registration Statement on Form S-11 (File No. 333-90578), Exhibit 3.1).

3.2	Articles Supplementary relating to the Series B Preferred Stock (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003, Exhibit 3.3).

3.3	Articles Supplementary relating to the Series C Preferred Stock (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 3.3, filed on October 25, 2005).

3.4	Amended and Restated By-laws (incorporated by reference to the Registrant’s Current Report on Form 8-K (Exhibit 3.1, filed on May 5, 2006).

4.1
Rights Agreement between the Registrant and American Stock Transfer and Trust Company, as Rights Agent, dated October 16, 2002 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2002, Exhibit 4.1).

10.1
Amended and Restated Management and Advisory Agreement by and among the Registrant and FIG LLC (formerly known as Fortress Investment Group LLC), dated June 23, 2003 (incorporated by reference to the Registrant’s Statement on Form S-11 (File No. 333-106135), Exhibit 10.1).

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