Form 10-Q
period 2007-03-31
NEWCASTLE INVESTMENT CORP
filed 2007-05-10
CIK 1175483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

   ___________________________________________
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

Common stock, $0.01 par value per share: 52,769,699 shares outstanding as of May 4, 2007.

NEWCASTLE INVESTMENT CORP.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	March 31, 2007 (Unaudited)	December 31, 2006
Assets
Real estate securities, available for sale	$5,581,179	$5,581,228
Real estate related loans, net	2,138,974	1,568,916
Residential mortgage loans, net	752,590	809,097
Subprime mortgage loans, held for sale	1,018,080	-
Subprime mortgage loans subject to call option - Note 5	289,021	288,202
Investments in unconsolidated subsidiaries	22,778	22,868
Operating real estate, net	29,684	29,626
Cash and cash equivalents	3,929	5,371
Restricted cash	267,903	184,169
Derivative assets	51,032	62,884
Receivables and other assets	65,801	52,031
	$10,220,971	$8,604,392
Liabilities and Stockholders' Equity
Liabilities
CBO bonds payable	$4,282,503	$4,313,824
Other bonds payable	649,853	675,844
Notes payable	109,922	128,866
Repurchase agreements	2,198,064	760,346
Repurchase agreements subject to ABCP facility	1,312,209	1,143,749
Financing of subprime mortgage loans subject to call option - Note 5	289,021	288,202
Credit facility	125,500	93,800
Junior subordinated notes payable (security for trust preferred)	100,100	100,100
Derivative liabilities	22,726	17,715
Dividends payable	35,003	33,095
Due to affiliates	5,035	13,465
Accrued expenses and other liabilities	52,085	33,406
	9,182,021	7,602,412
Stockholders' Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized, 2,500,000 shares of 9.75% Series B Cumulative Redeemable Preferred Stock, 1,600,000
shares of 8.05% Series C Cumulative Redeemable Preferred Stock and 2,000,000
shares of 8.375% Series D Cumulative Redeemable Preferred Stock, liquidation
preference $25.00 per share, issued and outstanding	152,500	102,500
Common stock, $0.01 par value, 500,000,000 shares authorized, 48,209,699 and
45,713,817 shares issued and outstanding at March 31, 2007 and
December 31, 2006, respectively	482	457
Additional paid-in capital	908,368	833,887
Dividends in excess of earnings	(10,437)	(10,848)
Accumulated other comprehensive income (loss)	(11,963)	75,984
	1,038,950	1,001,980
	$10,220,971	$8,604,392

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(dollars in thousands, except share data)

	Three Months Ended March 31,
	2007	2006
Revenues
Interest income	$162,221	$113,907
Rental and escalation income	1,253	2,008
Gain on sale of investments, net	2,212	1,928
Other income, net	743	5,705
	166,429	123,548
Expenses
Interest expense	116,757	76,965
Property operating expense	1,036	818
Loan and security servicing expense	1,983	2,006
Provision for credit losses	2,036	2,007
Provision for losses, loans held for sale - Note 5	-	4,127
General and administrative expense	1,337	1,630
Management fee to affiliate	3,906	3,471
Incentive compensation to affiliate	3,688	2,852
Depreciation and amortization	329	199
	131,072	94,075
Income before equity in earnings of unconsolidated subsidiaries	35,357	29,473
Equity in earnings of unconsolidated subsidiaries	847	1,195
Income from continuing operations	36,204	30,668
Income (loss) from discontinued operations	(13)	251
Net Income	36,191	30,919
Preferred dividends	(2,515)	(2,328)
Income Available For Common Stockholders	$33,676	$28,591
Net Income Per Share of Common Stock
Basic	$0.71	$0.65
Diluted	$0.70	$0.65
Income from continuing operations per share of common stock, after preferred dividends
Basic	$0.71	$0.64
Diluted	$0.70	$0.64
Income (loss) from discontinued operations per share of common stock
Basic	$(0.00)	$0.01
Diluted	$(0.00)	$0.01
Weighted Average Number of Shares of Common Stock Outstanding
Basic	47,572,895	43,944,820
Diluted	47,823,497	44,063,940
Dividends Declared per Share of Common Stock	$0.690	$0.625

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(dollars in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Dividends in Excess of Earnings	Accum. Other Comp. Income (Loss)	Total Stock-holders' Equity
	Shares	Amount	Shares	Amount
Stockholders' equity - December 31, 2006	4,100,000	$102,500	45,713,817	$457	$833,887	$(10,848)	$75,984	$1,001,980
Dividends declared	-	-	-	-	-	(35,780)	-	(35,780)
Issuance of common stock	-	-	2,420,000	24	74,958	-	-	74,982
Exercise of common stock options	-	-	75,882	1	1,270	-	-	1,271
Issuance of preferred stock	2,000,000	50,000	-	-	(1,747)	-	-	48,253
Comprehensive income:
Net income	-	-	-	-	-	36,191	-	36,191
Net unrealized (loss) on securities	-	-	-	-	-	-	(65,513)	(65,513)
Reclassification of net realized (gain) loss on securities into earnings	-	-	-	-	-	-	(7,759)	(7,759)
Foreign currency translation	-	-	-	-	-	-	189	189
Net unrealized (loss) on derivatives designated as cash flow hedges	-	-	-	-	-	-	(15,195)	(15,195)
Reclassification of net realized loss on derivatives designated as cash flow hedges into earnings	-	-	-	-	-	-	331	331
Total comprehensive income (loss)								(51,756)
Stockholders' equity - March 31, 2007	6,100,000	$152,500	48,209,699	$482	$908,368	$(10,437)	$(11,963)	$1,038,950
Stockholders' equity - December 31, 2005	4,100,000	$102,500	43,913,409	$439	$782,735	$(13,235)	$45,564	$918,003
Dividends declared	-	-	-	-	-	(29,808)	-	(29,808)
Exercise of common stock options	-	-	54,000	1	1,049	-	-	1,050
Comprehensive income:
Net income	-	-	-	-	-	30,919	-	30,919
Net unrealized (loss) on securities	-	-	-	-	-	-	(36,554)	(36,554)
Reclassification of net realized (gain) on securities into earnings	-	-	-	-	-	-	(29)	(29)
Foreign currency translation	-	-	-	-	-	-	(34)	(34)
Net unrealized gain on derivatives designated as cash flow hedges	-	-	-	-	-	-	56,145	56,145
Reclassification of net realized (gain) on derivatives designated as cash flow hedges into earnings	-	-	-	-	-	-	(415)	(415)
Total comprehensive income								50,032
Stockholders' equity - March 31, 2006	4,100,000	$102,500	43,967,409	$440	$783,784	$(12,124)	$64,677	$939,277

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2007	2006
Cash Flows From Operating Activities
Net income	$36,191	$30,919
Adjustments to reconcile net income to net cash provided by (used in) operating activities
(inclusive of amounts related to discontinued operations):
Depreciation and amortization	329	199
Accretion of discount and other amortization	(3,429)	(9,732)
Equity in earnings of unconsolidated subsidiaries	(847)	(1,195)
Distributions of earnings from unconsolidated subsidiaries	847	1,195
Deferred rent	73	(837)
Gain on sale of investments	(2,212)	(2,291)
Unrealized gain on non-hedge derivatives and hedge ineffectiveness	(471)	(5,673)
Provision for credit losses	2,036	2,007
Provision for losses, loans held for sale	-	4,127
Purchase of loans held for sale - Notes 4 and 5	(992,031)	(1,511,086)

Change in:
Restricted cash	(22,645)	8,570
Receivables and other assets	(17,233)	5,929
Due to affiliates	(8,430)	(4,772)
Accrued expenses and other liabilities	5,631	12,239
Net cash used in operating activities	(1,002,191)	(1,470,401)

Cash Flows From Investing Activities
Purchase of real estate securities	(225,808)	(168,480)
Proceeds from sale of real estate securities	51,673	54,225
Purchase of and advances on loans	(574,698)	(221,173)
Repayments of loan and security principal	124,559	187,188
Margin received on derivative instruments	20,946	-
Return of margin on derivative instruments	(26,691)	-
Margin deposits on total rate of return swaps (treated as derivative instruments)	(48,636)	(15,517)
Return of margin deposits on total rate of return swaps (treated as derivative instruments)	29,316	19,866
Proceeds from termination of derivative instruments	208	-
Proceeds from sale of derivative instrument into Securitization Trust - Note 5	-	7,356
Purchase and improvement of operating real estate	(144)	(179)
Contributions to unconsolidated subsidiaries	-	(100)
Distributions of capital from unconsolidated subsidiaries	90	1,107
Net cash used in investing activities	(649,185)	(135,707)

Continued on Page 5

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2007	2006
Cash Flows From Financing Activities
Repayments of CBO bonds payable	(32,210)	(10,129)
Issuance of other bonds payable	-	237,111
Repayments of other bonds payable	(26,407)	(236,372)
Repayments of notes payable	(18,944)	(39,616)
Borrowings under repurchase agreements	1,776,665	1,817,109
Repayments of repurchase agreements	(338,947)	(191,185)
Issuance of repurchase agreement subject to ABCP facility	216,672	-
Repayments of repurchase agreement subject to ABCP facility	(48,212)	-
Draws under credit facility	308,800	90,000
Repayments of credit facility	(277,100)	(110,000)
Issuance of junior subordinated notes payable	-	100,100
Issuance of common stock	75,746	-
Costs related to issuance of common stock	(732)	-
Exercise of common stock options	1,271	1,050
Issuance of preferred stock	50,000	-
Costs related to issuance of preferred stock	(1,747)	-
Dividends paid	(33,872)	(29,828)
Payment of deferred financing costs	(1,049)	(4,932)
Net cash provided by financing activities	1,649,934	1,623,308

Net Increase (Decrease) in Cash and Cash Equivalents	(1,442)	17,200

Cash and Cash Equivalents, Beginning of Period	5,371	21,275

Cash and Cash Equivalents, End of Period	$3,929	$38,475

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest expense	$101,458	$67,648
Cash paid during the period for income taxes	$-	$244

Supplemental Schedule of Non-Cash Investing and Financing Activities
Common stock dividends declared but not paid	$33,265	$27,480
Preferred stock dividends declared but not paid	$1,552	$1,552
Foreclosure of loans	$-	$12,200

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2007
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

Newcastle is party to a management agreement (the "Management Agreement") with FIG LLC (the "Manager"), an affiliate of Fortress Investment Group LLC, under which the Manager advises Newcastle on various aspects of its business and manages its day-to-day operations, subject to the supervision of Newcastle's board of directors. For its services, the Manager receives an annual management fee and incentive compensation, both as defined in the Management Agreement.

Approximately 2.9 million shares of Newcastle’s common stock were held by the Manager, through its affiliates, and its principals at March 31, 2007. In addition, the Manager, through its affiliates, held options to purchase approximately 1.2 million shares of Newcastle’s common stock at March 31, 2007.

The accompanying consolidated financial statements and related notes of Newcastle have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under U.S. generally accepted accounting principles have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of Newcastle's financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These financial statements should be read in conjunction with Newcastle's consolidated financial statements for the year ended December 31, 2006 and notes thereto included in Newcastle’s annual report on Form 10-K filed with the Securities and Exchange Commission. Capitalized terms used herein, and not otherwise defined, are defined in Newcastle’s consolidated financial statements for the year ended December 31, 2006.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2007
(dollars in tables in thousands, except share data)

2. INFORMATION REGARDING BUSINESS SEGMENTS

Newcastle conducts its business through three primary segments: real estate securities and real estate related loans, residential mortgage loans, and operating real estate.

Summary financial data on Newcastle's segments is given below, together with a reconciliation to the same data for Newcastle as a whole:

	Real Estate Securities and Real Estate Related Loans	Residential Mortgage Loans	Operating Real Estate	Unallocated	Total
March 31, 2007 and the Three Months then Ended
Gross revenues	$135,419	$29,646	$1,284	$80	$166,429
Operating expenses	(613)	(3,436)	(1,080)	(8,857)	(13,986)
Operating income (loss)	134,806	26,210	204	(8,777)	152,443
Interest expense	(93,342)	(19,738)	(6)	(3,671)	(116,757)
Depreciation and amortization	-	-	(256)	(73)	(329)
Equity in earnings of unconsolidated subsidiaries	270	-	576	1	847
Income (loss) from continuing operations	41,734	6,472	518	(12,520)	36,204
Income (loss) from discontinued operations	-	-	(13)	-	(13)
Net income (loss)	41,734	6,472	505	(12,520)	36,191
Preferred dividends	-	-	-	(2,515)	(2,515)
Income (loss) available for common stockholders	$41,734	$6,472	$505	$(15,035)	$33,676
Revenue derived from non-U.S. sources:
Canada	$-	$-	$730	$-	$730
Total assets	$8,031,677	$2,132,769	$48,731	$7,794	$10,220,971
Long-lived assets outside the U.S.:
Canada	$-	$-	$16,661	$-	$16,661
December 31, 2006
Total assets	$7,366,684	$1,179,547	$48,518	$9,643	$8,604,392
Long-lived assets outside the U.S.:
Canada	$-	$-	$16,553	$-	$16,553
Three Months Ended March 31, 2006
Gross revenues	$95,193	$26,029	$2,184	$142	$123,548
Operating expenses	(817)	(7,463)	(877)	(7,754)	(16,911)
Operating income (loss)	94,376	18,566	1,307	(7,612)	106,637
Interest expense	(62,198)	(13,928)	-	(839)	(76,965)
Depreciation and amortization	-	-	(131)	(68)	(199)
Equity in earnings of unconsolidated subsidiaries	701	-	494	-	1,195
Income (loss) from continuing operations	32,879	4,638	1,670	(8,519)	30,668
Income from discontinued operations	-	-	251	-	251
Net income (loss)	32,879	4,638	1,921	(8,519)	30,919
Preferred dividends	-	-	-	(2,328)	(2,328)
Income (loss) available for common stockholders	$32,879	$4,638	$1,921	$(10,847)	$28,591
Revenue derived from non-U.S. sources:
Canada	$-	$-	$2,380	$-	$2,380
continued on page 8

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2007
(dollars in tables in thousands, except share data)

Unconsolidated Subsidiaries
The following table summarizes the activity for significant subsidiaries affecting the equity held by Newcastle in unconsolidated subsidiaries:
	Operating Real Estate	Real Estate Loan
Balance at December 31, 2006	$12,528	$10,249
Contributions to unconsolidated subsidiaries	-	-
Distributions from unconsolidated subsidiaries	(371)	(706)
Equity in earnings of unconsolidated subsidiaries	576	409
Balance at March 31, 2007	$12,733	$9,952

Summarized financial information related to Newcastle’s significant unconsolidated subsidiaries was as follows:

	Operating Real Estate (A) (B)		Real Estate Loan (A) (C)
	March 31,	December 31,	March 31,	December 31,
	2007	2006	2007	2006
Assets	$78,568	$78,381	$20,018	$20,615
Liabilities	(52,625)	(52,856)	-	-
Minority interest	(477)	(470)	(113)	(116)
Equity	$25,466	$25,055	$19,905	$20,499
Equity held by Newcastle	$12,733	$12,528	$9,952	$10,249

	Three Months Ended March 31,		Three Months Ended March 31,
	2007	2006	2007	2006
Revenues	$2,018	$1,835	$828	$1,417
Expenses	(844)	(828)	(5)	(8)
Minority interest	(22)	(19)	(5)	(8)
Net income	$1,152	$988	$818	$1,401
Newcastle's equity in net income	$576	$494	$409	$701

(A)	The unconsolidated subsidiaries’ summary financial information is presented on a fair value basis, consistent with their internal basis of accounting.

(B)	Included in the operating real estate segment.

(C)	Included in the real estate securities and real estate related loans segment.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2007
(dollars in tables in thousands, except share data)

3. REAL ESTATE SECURITIES

The following is a summary of Newcastle’s real estate securities at March 31, 2007, all of which are classified as available for sale and are therefore marked to market through other comprehensive income.

			Gross Unrealized				Weighted Average
Asset Type	Current Face Amount	Amortized Cost Basis	Gains	Losses	Carrying Value	Number of Securities	S&P Equivalent Rating	Coupon	Yield	Maturity (Years)
CMBS-Conduit	$1,477,085	$1,433,659	$25,025	$(16,348)	$1,442,336	201	BBB	5.83%	6.52%	6.72
CMBS-Large Loan	681,548	682,070	2,833	(976)	683,927	50	BBB-	6.82%	6.85%	2.40
CMBS- CDO	23,500	20,825	1,236	(890)	21,171	2	BB	9.41%	11.86%	7.67
CMBS- B-Note	280,243	268,346	5,352	(428)	273,270	41	BB	6.58%	7.51%	5.80
Unsecured REIT Debt	953,895	966,772	18,855	(7,380)	978,247	96	BBB-	6.36%	6.07%	5.97
ABS-Manufactured Housing	80,839	76,695	2,176	(1,591)	77,280	9	BBB-	6.68%	7.80%	6.37
ABS-Home Equity	698,710	683,836	469	(54,672)	629,633	122	BBB+	7.13%	7.82%	2.35
ABS-Franchise	82,669	82,230	1,114	(3,250)	80,094	22	BBB	7.46%	8.21%	4.62
Agency RMBS (C)	1,348,562	1,356,668	3,871	(5,597)	1,354,942	42	AAA	5.29%	5.26%	4.33
Subtotal/Average (A)	5,627,051	5,571,101	60,931	(91,132)	5,540,900	585	A-	6.16%	6.45%	4.88
Residual interest (B)	40,279	40,279	-	-	40,279	1	NR	0.00%	18.77%	2.29
Total/Average	$5,667,330	$5,611,380	$60,931	$(91,132)	$5,581,179	586	BBB+	6.12%	6.53%	4.86

(A)	The total current face amount of fixed rate securities was $4.5 billion, and of floating rate securities was $1.2 billion.

(B)	Represents the equity from the Securitization Trust as described in Note 5. These securities have been treated as part of the residential mortgage loan segment - see Note 2. The residual does not have a stated coupon and therefore its coupon has been treated as zero for purposes of the table.

(C)	Agency RMBS have an implied AAA rating.

Unrealized losses that are considered other than temporary are recognized currently in income. There were no such losses incurred during the three months ended March 31, 2007. The unrealized losses on Newcastle’s securities are primarily the result of market factors, rather than credit impairment, and Newcastle believes their carrying values are fully recoverable over their expected holding period. None of the securities had principal in default as of March 31, 2007. Newcastle has performed credit analyses in relation to such securities which support its belief that the carrying values of such securities are fully recoverable over their expected holding period. Although management expects to hold these securities until their recovery, there is no assurance that such securities will not be sold or at what price they may be sold.

			Gross Unrealized				Weighted Average
Securities in an Unrealized Loss Position	Current Face Amount	Amortized Cost Basis	Gains	Losses	Carrying Value	Number of Securities	S&P Equivalent Rating	Coupon	Yield	Maturity (Years)
Less Than Twelve Months	$1,390,610	$1,364,801	$-	$(54,184)	$1,310,617	208	A-	6.36%	6.77%	4.54
Twelve or More Months	1,477,400	1,489,045	-	(36,948)	1,452,097	170	A	5.62%	5.46%	5.32
Total	$2,868,010	$2,853,846	$-	$(91,132)	$2,762,714	378	A-	5.98%	6.09%	4.94

As of March 31, 2007, Newcastle had $166.1 million of restricted cash held in CBO financing structures pending its investment in real estate securities and loans.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2007

4. REAL ESTATE RELATED LOANS, RESIDENTIAL MORTGAGE LOANS AND SUBPRIME MORTGAGE LOANS

The following is a summary of real estate related loans, residential mortgage loans and subprime mortgage loans at March 31, 2007. The loans contain various terms, including fixed and floating rates, self-amortizing and interest only. They are generally subject to prepayment.

Loan Type	Current Face Amount	Carrying Value	Loan Count	Wtd. Avg. Yield	Weighted Average Maturity (Years) (E)	Delinquent Carrying Amount (F)
Mezzanine Loans (A)	$1,223,656	$1,219,082	26	9.25%	2.77	$-
Bank Loans	347,226	347,056	11	8.06%	4.40	-
B-Notes	345,960	344,613	12	8.20%	2.66	-
Whole Loans	107,881	108,348	4	10.30%	1.98	-
ICH Loans (B)	121,649	119,875	68	7.63%	0.89	3,284
Total Real Estate Related Loans	$2,146,372	$2,138,974	121	8.85%	2.87	$3,284

Residential Loans	$140,549	$144,168	423	6.39%	2.79	$4,203
Manufactured Housing Loans	617,924	608,422	17,660	8.56%	5.79	6,293
Total Residential Mortgage Loans	$758,473	$752,590	18,083	8.14%	5.23	$10,496
Subprime Mortgage Loans Held for Sale (D)	$1,049,285	$1,018,080	4,402	7.82%	2.54	$-
Subprime Mortgage Loans Subject to Call Option (C)	$299,176	$289,021

(A)	One of these loans has an $8.9 million contractual exit fee which Newcastle will begin to accrue when management believes it is probable that such exit fee will be received.

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

(D)
In March 2007, Newcastle, through a consolidated subsidiary, entered into an agreement to acquire a portfolio of residential mortgage loans to subprime borrowers (the “Subprime Portfolio II”). Based upon the due diligence review, which was completed in April 2007, the final loan portfolio is $1.3 billion of unpaid principal balance. At March 31, 2007, $1.0 billion of loans have been purchased and are considered “held for sale” and carried at the lower of cost or fair value. No write down was recorded related to these loans. Furthermore, the acquisition of loans held for sale is considered an operating activity for statement of cash flow purposes. Newcastle entered into an interest rate swap in order to hedge its exposure to the risk of changes in market interest rates with respect to the financing of the Subprime Portfolio II. This swap is marked to market through income with the related portion of the hedged item, to the extent that the purchase has been consummated and the swap qualifies as a fair value hedge for accounting purposes, also marked to market through income. The unfunded portion of the loan is treated as a non-hedge derivative for accounting purposes and is marked to market through income. The carrying value of the loans at March 31, 2007 included approximately $10.0 million related to principal receivable, interest receivable and basis adjustments.

(E)
The weighted average maturities for the residential loan portfolio and the two manufactured housing loan portfolios were calculated based on constant prepayment rates (CPR) of 30%, 8% and 9%, respectively.

(F)
This face amount of loans is 60 or more days past due, in foreclosure or real estate owned, representing 3.0% and 1.0% of the total current face amounts of the Residential Loans and the Manufactured Housing Loans, respectively.

The following is a reconciliation of loss allowance.

	Real Estate Related Loans	Residential Mortgage Loans
Balance at December 31, 2006	$(2,150)	$(7,256)
Provision for credit losses	(100)	(1,936)
Realized losses	-	2,955
Balance at March 31, 2007	$(2,250)	$(6,237)

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2007
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

As of March 31, 2007, Newcastle held an aggregate of $418.9 million notional amount of total rate of return swaps on 7 reference assets on which it had deposited $66.1 million of margin. These total rate of return swaps had an aggregate fair value of approximately $1.3 million, a weighted average receive interest rate of LIBOR + 2.24%, a weighted average pay interest rate of LIBOR + 0.65%, and a weighted average swap maturity of 1.05 years.

5. SECURITIZATION OF SUBPRIME MORTGAGE LOANS

In March 2006, Newcastle, through a consolidated subsidiary, acquired a portfolio of approximately 11,300 residential mortgage loans to subprime borrowers (the “Subprime Portfolio I”) for $1.50 billion. The loans are being serviced by Nationstar Mortgage, LLC, an affiliate of the Manager, for a servicing fee equal to 0.50% per annum on the unpaid principal balance of the Subprime Portfolio I.

In April 2006, Newcastle, through Newcastle Mortgage Securities Trust 2006-1 (the “Securitization Trust”), closed on a securitization of the Subprime Portfolio I. The Securitization Trust is not consolidated by Newcastle. Newcastle sold the Subprime Portfolio I and the related interest rate swap to the Securitization Trust. The Securitization Trust issued $1.45 billion of debt (the “Notes”). Newcastle retained $37.6 million face amount of the low investment grade Notes and all of the equity issued by the Securitization Trust. The Notes have a stated maturity of March 25, 2036. Newcastle, as holder of the equity of the Securitization Trust, has the option to redeem the Notes once the aggregate principal balance of the Subprime Portfolio I is equal to or less than 20% of such balance at the date of the transfer. The proceeds from the securitization were used to repay the repurchase agreement described above.

The transaction between Newcastle and the Securitization Trust qualified as a sale for accounting purposes. However, 20% of the loans which are subject to call option by Newcastle were not treated as being sold and are classified as “held for investment” subsequent to the completion of the securitization. Following the securitization, Newcastle held the following interests in the Subprime Portfolio I: (i) the equity of the Securitization Trust, recorded in Real Estate Securities, Available for Sale, (ii) the retained notes as described above, which have been financed with a repurchase agreement, and (iii) subprime mortgage loans subject to call option and related financing in the amount of 100% of such loans.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2007
(dollars in tables in thousands, except share data)

The following table presents information on the retained interests in the securitization of the Subprime Portfolio I, which include the residual interest and the retained notes described above, and the sensitivity of their fair value to call date for immediate 10% and 20% adverse changes in the assumptions utilized in calculating such fair value, at March 31, 2007:

Total securitized loans (unpaid principal balance)	$1,105,213
Loans subject to call option (carrying value)	$289,021
Retained interests (fair value)	$69,382
Weighted average life (years) of residual interest	2.29
Expected credit losses (A)	5.2%
Effect on fair value of retained interests of 10% adverse change	$(2,482)
Effect on fair value of retained interests of 20% adverse change	$(5,224)

Weighted average constant prepayment rate (B)	30.5%
Effect on fair value of retained interests of 10% adverse change	$(3,441)
Effect on fair value of retained interests of 20% adverse change	$(5,605)

Discount rate	18.8%
Effect on fair value of retained interests of 10% adverse change	$(2,242)
Effect on fair value of retained interests of 20% adverse change	$(4,391)

(A)	Represents the percentage of losses on the original principal balance of the loans at the time of securitization (April 2006) to the maturity of the loans.
(B)	Represents the weighted average prepayment rate for the loans as of March 31, 2007 until maturity of such loans.

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

The following table summarizes principal amounts outstanding and delinquencies of the securitized loans as of March 31, 2007 and net credit losses for the period then ended:

Loan unpaid principal balance (UPB)	$1,105,213
Delinquencies of 60 or more days (UPB)	$47,107
Net credit losses	$197

Delinquencies include loans 60 or more days past due, in foreclosure or real estate owned, representing 4.3% of the total unpaid principal balance. Newcastle received net cash inflows of $2.9 million from the retained interests during the three months ended March 31, 2007.

The weighted average yield of the retained notes was 11.06% and the weighted average funding cost of the related repurchase agreement was 5.73% as of March 31, 2007. The loans subject to call option and the corresponding financing recognize interest income and expense based on the expected weighted average coupon of the loans subject to call option at the call date of 9.24%. At March 31, 2007 included in retained interests is the unamortized cost of retained notes of $34.6 million with a fair value of $29.1 million based on dealer quotations.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2007
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

In January and February 2007, certain of the Manager’s employees exercised options to acquire 75,882 shares of Newcastle’s common stock for net proceeds of $1.3 million.

In January 2007, Newcastle entered into a $700 million non-recourse warehouse agreement with a major investment bank to finance a portfolio of real estate related loans and securities prior to them being financed with a CBO. The financing primarily bore interest at LIBOR + 0.50% and was terminated simultaneously with the closing of the CBO financing in May 2007.

In February 2007, Newcastle filed a new registration statement with the SEC to replace the previous shelf registration statement to issue various types of securities, such as common stock, preferred stock, depositary shares, debt securities and warrants.  The new shelf registration statement covers an unspecified amount of securities that can be offered.

In February 2007, Newcastle entered into a $400 million facility in the form of a repurchase agreement with a major investment bank to finance our investments in real estate related loans from time to time. The repurchase agreement has a rolling maturity of one year, with a maximum maturity of February 2010. The financing bears interest at LIBOR plus an applicable spread which varies depending on the type of assets.

In March 2007, Newcastle issued 2.0 million shares ($50.0 million face amount) of its 8.375% Series D Cumulative Redeemable Preferred Stock (the “Series D Preferred”) for net proceeds of approximately $48.4 million.  The Series D Preferred is non-voting, has a $25 per share liquidation preference, no maturity date and no mandatory redemption.  Newcastle has the option to redeem the Series D Preferred beginning in March 2012.

In March 2007, Newcastle entered into an agreement to acquire a portfolio of approximately 7,300 residential mortgage loans to subprime borrowers (the “Subprime Portfolio II”) for up to $1.70 billion of unpaid principal balance. Based upon the due diligence review, which was completed in April 2007, the final loan portfolio is $1.3 billion of unpaid principal balance.  Furthermore, Newcastle is entitled to an early payment default protection under which the seller will repurchase mortgage loans that fail to make the first, second or third monthly payment due after the respective purchase dates. At March 31, 2007, $1.0 billion of loans have been purchased and are considered “held for sale” for accounting purposes. This acquisition was initially funded with a repurchase agreement which bore interest at LIBOR + 0.60%. Newcastle entered into an interest rate swap in order to hedge its exposure to the risk of changes in market interest rates with respect to the financing of the Subprime Portfolio II. The loans are being serviced by Nationstar Mortgage LLC, an affiliate of the Manager, for a servicing fee equal to 0.50% per annum on the unpaid principal balance of the Subprime Portfolio II.

In April 2007, Newcastle issued 4.56 million shares of its common stock in a public offering at a price to the public of $27.75 per share for net proceeds of approximately $124.9 million. For the purpose of compensating the Manager for its successful efforts in raising capital for Newcastle, in connection with this offering, Newcastle granted options to the Manager to purchase 456,000 shares of Newcastle’s common stock at the public offering price, which were valued at approximately $1.2 million.

In May 2007, Newcastle completed its tenth CBO financing to term finance $825.0 million portfolio of real estate related loans and securities. Newcastle issued, through a consolidated subsidiary, $710.5 million of investment grade notes in the offering. At closing, the investment grade notes have an initial weighted average spread over LIBOR of 0.70% and a weighted average life of 7 years. Approximately 82%, or $585.8 million, of the investment grade notes are rated AAA through AA- and were sold to third parties. The remaining $124.7 million of investment grade notes rated A+ through BBB- have been retained and financed. Newcastle has also retained the below investment grade notes and preferred shares of the offering.

In April 2007, Newcastle entered into a facility, in the form of repurchase agreement, with a major investment bank to finance acquisitions of real estate related loans from time to time.  The facility provides for the financing of assets of up to $400.0 million and bears interest at LIBOR plus an applicable spread, which varies depending on the type of assets being financed.  The facility has a rolling one year maturity.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2007
(dollars in tables in thousands, except share data)

7. DERIVATIVE INSTRUMENTS

The following table summarizes the notional amounts and fair (carrying) values of Newcastle's derivative financial instruments, excluding the total rate of return swap arrangements described in Note 4, as of March 31, 2007.

	Notional Amount	Fair Value	Longest Maturity
Interest rate swaps, treated as hedges (A)	$4,864,785	$26,831	Mar 2017
Interest rate caps, treated as hedges (A)	316,926	903	October 2015
Non-hedge derivative obligations (A) (B)	977,784	(702)	July 2038

(A)	Included in Derivative Assets or Derivative Liabilities, as applicable. Derivative Liabilities also include accrued interest.
(B)
Represents two essentially offsetting interest rate caps and two essentially offsetting interest rate swaps, each with notional amounts of $32.5 million, an interest rate cap with a notional amount of $17.5 million, and the swap related to the unfunded portion of our purchase of subprime mortgage loans with a notional amount of $337.0 million and the swap that economically hedges a portion of our Subprime Portfolio II but did not qualify for hedge accounting with a notional amount of $492.2 million.

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

The following is a reconciliation of the weighted average number of shares of common stock outstanding on a diluted basis.

	Three Months Ended March 31,
	2007	2006
Weighted average number of shares of common stock outstanding, basic	47,572,895	43,944,820
Dilutive effect of stock options, based on the treasury stock method	250,602	119,120
Weighted average number of shares of common stock outstanding, diluted	47,823,497	44,063,940

As of March 31, 2007, Newcastle’s outstanding options were summarized as follows:

Held by the Manager	1,138,005
Issued to the Manager and subsequently transferred to certain of the Manager's employees	897,920
Held by the independent directors	14,000
Total	2,049,925

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following should be read in conjunction with the unaudited consolidated financial statements and notes included herein.

GENERAL

Newcastle Investment Corp. is a real estate investment and finance company. We invest in real estate securities, loans and other real estate related assets. In addition, we consider other opportunistic investments which capitalize on our manager’s expertise and which we believe present attractive risk/return profiles and are consistent with our investment guidelines. We seek to deliver stable dividends and attractive risk-adjusted returns to our stockholders through prudent asset selection, active management and the use of match funded financing structures, when appropriate, which reduce our interest rate and financing risks. Our objective is to maximize the difference between the yield on our investments and the cost of financing these investments while hedging our interest rate risk. We emphasize asset quality, diversification, match funded financing and credit risk management.

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

We employ leverage in order to achieve our return objectives. We do not have a predetermined target debt to equity ratio as we believe the appropriate leverage for the particular assets we are financing depends on the credit quality of those assets. As of March 31, 2007, our debt to equity ratio was approximately 8.7 to 1. Also, on a pro forma basis, our debt to equity ratio would have been 7.9 to 1 if the trust preferred securities we issued in March 2006 were considered equity for purposes of this computation.

We maintain access to a broad array of capital resources in an effort to insulate our business from potential fluctuations in the availability of capital. We utilize multiple forms of financing including collateralized bond obligations (CBOs), other securitizations, term loans, a credit facility, and trust preferred securities, as well as short term financing in the form of repurchase agreements and asset backed commercial paper.

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

In the first three months of 2007, credit spreads widened, increasing the yield we can earn on certain new investments. This widening of credit spreads and declining interest rates caused the net unrealized gains on our securities and derivatives, recorded in accumulated other comprehensive income, and therefore our book value per share, to decrease and resulted in net unrealized losses. One of the key drivers for the widening of credit spreads has been the recent disruption in the subprime mortgage lending sector.  Furthermore, this widening of credit spreads has spilled over to the CMBS sector as well as to the financing market.

If credit spreads widen, we expect that our new investment activities will benefit and our earnings will increase, although our net book value per share, and the ability to realize gains from existing investments, may decrease.

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

Organization

Our initial public offering occurred in October 2002. The following table presents information on shares of our common stock issued since our formation:

Year	Shares Issued	Range of Issue Prices (1)	Net Proceeds (millions)
Formation	16,488,517	N/A	N/A
2002	7,000,000	$13.00	$80.0
2003	7,886,316	$20.35-$22.85	$163.4
2004	8,484,648	$26.30-$31.40	$224.3
2005	4,053,928	$29.60	$108.2
2006	1,800,408	$29.42	$51.2
Three Months 2007	2,495,882	$31.30	$76.3
March 31, 2007	48,209,699
April 2007	4,560,000	$27.75	$124.9

             (1) Excludes prices of shares issued pursuant to the exercise of options and of shares issued to Newcastle's independent directors.

As of April 27, 2007, approximately 5.1 million shares of our common stock were held by our manager, through affiliates, and its principals. In addition, our manager, through its affiliates, held options to purchase approximately 1.6 million shares of our common stock at April 27, 2007.

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

Revenues attributable to each segment are disclosed below (unaudited) (in thousands).

For the Three Months Ended March 31,	Real Estate Securities and Real Estate Related Loans	Residential Mortgage Loans	Operating Real Estate	Unallocated	Total

2007	$135,419	$29,646	$1,284	$80	$166,429
2006	$95,193	$26,029	$2,184	$142	$123,548

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Management's discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that could affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. Actual results could differ from these estimates. Management believes that the estimates and assumptions utilized in the preparation of the consolidated financial statements are prudent and reasonable. Actual results have been in line with management’s estimates and judgments used in applying each of the accounting policies described below. The following is a summary of our accounting policies that are most effected by judgments, estimates and assumptions.

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

Prior to the adoption of FIN 46R, we consolidated our existing CBO transactions (the “CBO Entities”) because we own the entire equity interest in each of them, representing a substantial portion of their capitalization, and we control the management and resolution of their assets. We have determined that certain of the CBO Entities are VIEs and that we are the primary beneficiary of each of these VIEs and therefore continue to consolidate them. We have also determined that the application of FIN 46R did not result in a change in our accounting for any other entities which were previously consolidated. However, it did cause us to consolidate one entity which was previously not consolidated, ICH CMO, as described below under “Liquidity and Capital Resources.” Furthermore, as a result of FIN 46R, we are precluded from consolidating our wholly owned subsidiary which has issued trust preferred securities as described in “Liquidity and Capital Resources” below. We will continue to analyze future CBO entities, as well as other investments, pursuant to the requirements of FIN 46R. These analyses require considerable judgment in determining the primary beneficiary of a VIE since they involve subjective probability weighting of subjectively determined possible cash flow scenarios. The result could be the consolidation of an entity acquired or formed in the future that would otherwise not have been consolidated or the non-consolidation of such an entity that would otherwise have been consolidated.

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

Accounting Treatment for Certain Investments Financed with Repurchase Agreements

We owned $253.7 million of assets purchased from particular counterparties which are financed via $201.6 million of repurchase agreements with the same counterparties at March 31, 2007. Currently, we record such assets and the related financings gross on our balance sheet, and the corresponding interest income and interest expense gross on our income statement. In addition, if the asset is a security, any change in fair value is reported through other comprehensive income (since it is considered “available for sale”).

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

This potential change in accounting treatment does not affect the economics of the transactions but does affect how the transactions are reported in our financial statements. Our cash flows, our liquidity and our ability to pay a dividend would be unchanged, and we do not believe our taxable income would be affected. Our net income and net equity would not be materially affected. In addition, this would not affect Newcastle’s status as a REIT or cause it to fail to qualify for its Investment Company Act exemption. This issue has been submitted to accounting standard setters for resolution. If we were to change our current accounting treatment for these transactions, our total assets and total liabilities would each be reduced by approximately $202.3 million at March 31, 2007.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued interpretation No.48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 requires companies to recognize the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained assuming examination by tax authorities.  The tax benefit recognized is the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.  We adopted FIN 48 on January 1, 2007.  The adoption of FIN 48 did not have a material effect on our consolidated financial condition or results of operations.

RESULTS OF OPERATIONS

The following table summarizes the changes in our results of operations from the three months ended March 31, 2006 to the three months ended March 31, 2007 (dollars in thousands):

	Three Months Ended March 31, 2007/2006
	Period to Period
	Change	Percent Change		Explanation

Interest income	$48,314	42.4%		(1)
Rental and escalation income	(755)	(37.6%	)	(2)
Gain on sale of investments	284	14.7%		(3)
Other income	(4,962)	(87.0%	)	(4)

Interest expense	39,792	51.7%		(1)
Property operating expense	218	26.7%		(2)
Loan and security servicing expense	(23)	(1.1%	)	(1)
Provision for credit losses	29	1.4%		(5)
Provision for losses, loans held for sale	(4,127)	(100.0%	)	(6)
General and administrative expense	(293)	(18.0%	)	(7)
Management fee to affiliate	435	12.5%		(8)
Incentive compensation to affiliate	836	29.3%		(8)
Depreciation and amortization	130	65.3%		(2)
Equity in earnings of unconsolidated subsidiaries	(348)	(29.1%	)	(9)
Income from continuing operations	$5,536	18.1%

(1)	Changes in interest income and expense are primarily related to our acquisition and disposition during these periods of interest bearing assets and related financings, as follows:

	Three Months Ended March 31, 2007/2006
	Period to Period Increase (Decrease)
	Interest Income	Interest Expense
Real estate security and loan portfolios (A)	$24,099	$16,852
Agency RMBS	7,657	7,227
Other real estate related loans	10,930	4,746
Subprime mortgage loan portfolio	1,432	1,225
Credit facility and junior subordinated notes	-	2,832
Manufactured housing loan portfolio (B)	9,307	5,957
Other (C)	502	2,901
Other real estate related loans (D)	(3,836)	(576)
Residential mortgage loan portfolio (D)	(1,777)	(1,372)
	$48,314	$39,792

(A)	Represents our CBO financings and the acquisition of related collateral in these periods.
(B)	Primarily due to the acquisition of a manufactured housing loan pool in the third quarter of 2006.
(C)	Primarily due to increasing interest rates on floating rate assets and liabilities owned during the entire period.
(D)	These loans received paydowns during the period which served to offset the amounts listed above.

Changes in loan and security servicing expense are also primarily due to these acquisitions and paydowns.

(2)
These changes are primarily the results of the acceleration of lease termination income in the first quarter of 2006, offset by the effect of foreign currency fluctuations and the foreclosure of $12.2 million of loans in March 2006.

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

(4)
This change is primarily the result of investments financed with total rate of return swaps which we treat as non-hedge derivatives and mark to market through the income statement, which is offset by the $5.5 million gain recorded in the first quarter of 2006 on the derivative used to hedge the interim financing of a pool of subprime mortgage loans, which did not qualify as a hedge for accounting purposes. This gain was offset by the loss described in (6) below.

(5)	This change is primarily due to the acquisition of a manufactured housing loan pool at a discount for credit quality in the third quarter of 2006.

(6)
This change represents the unrealized loss on a pool of subprime mortgage loans which was considered held for sale at March 31, 2006. This loss was related to market factors and was offset by the gain described in (4) above.

(7)	The change in general and administrative expense is primarily a result of decreased professional fees.

(8)
The increase in management fees is a result of our increased size resulting from our equity issuances. The increase in incentive compensation is primarily a result of increased funds from operations, as described below under “Funds from Operations”.

(9)
This change is primarily the result of a decrease in earnings from an LLC which owns franchise loans. During the periods presented, our investment in this LLC decreased due to an expected return of capital distributions resulting in a corresponding reduction in earnings.

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

We expect that our cash on hand and our cash flow provided by operations, as well as our credit facility, will satisfy our liquidity needs with respect to our current investment portfolio over the next twelve months. However, we currently expect to seek additional capital in order to grow our investment portfolio. We have an effective shelf registration statement with the SEC which allows us to issue various types of securities, such as common stock, preferred stock, depositary shares, debt securities and warrants from time to time. The shelf registration statement covers an unspecified amount of securities that can be offered.

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

We expect to meet our short-term liquidity requirements generally through our cash flow provided by operations and our credit facility, as well as investment specific borrowings. In addition, at March 31, 2007 we had an unrestricted cash balance of $3.9 million and an undrawn balance of $74.5 million on our credit facility. In April 2007, we raised approximately $125.0 million through an issuance of common shares. At May 4, 2007, the undrawn balance of our credit facility was $200.0 million. Our cash flow provided by operations differs from our net income due to five primary factors: (i) accretion of discount or premium on our real estate securities and loans (including the accrual of interest and fees payable at maturity), discount on our debt obligations, deferred financing costs and interest rate cap premiums, and deferred hedge gains and losses, (ii) gains and losses from sales of assets financed with CBOs, (iii) depreciation and straight-lined rental income of our operating real estate, (iv) the provision for credit losses recorded in connection with our loan assets, and (v) unrealized gains or losses on our non-hedge derivatives, particularly our total return swaps. Proceeds from the sale of assets which serve as collateral for our CBO financings, including gains thereon, are required to be retained in the CBO structure until the related bonds are retired and are therefore not available to fund current cash needs. As of March 31, 2007, we had $166.1 million of restricted cash held in CBO financing structures pending its investment in real estate securities and loans.

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

With respect to our operating real estate, we expect to incur expenditures of approximately $2.6 million relating to tenant improvements, in connection with the inception of leases, and capital expenditures during the twelve months ending March 31, 2008.

With respect to two of our real estate related loans and the Subprime Portfolio II, we were committed to fund up to an additional $222.9 million at March 31, 2007, subject to certain conditions to be met by the borrowers. Subsequent to March 31, 2007, we funded $220.4 million of these commitments through May 4, 2007.

As described below, under “Interest Rate, Credit and Spread Risk,” we are subject to margin calls in connection with our assets financed with repurchase agreements or total rate of return swaps. Margin calls resulting from decreases in value related to rising interest rates are substantially offset by our ability to make margin calls on our interest rate derivatives. We do not expect these potential margin calls to materially affect our financial condition, liquidity or results of operations.

Debt Obligations

The following tables present certain information regarding our debt obligations and related hedges as of March 31, 2007 (unaudited) (dollars in thousands):
Debt Obligation/Collateral	Month Issued	Current Face Amount	Carrying Value	Unhedged Weighted Average Funding Cost	Final Stated Maturity	Weighted Average Funding Cost (1)	Weighted Average Maturity (Years)	Face Amount of Floating Rate Debt	Collateral Carrying Value	Collateral Weighted Average Maturity (Years)	Face Amount of Floating Rate Collateral	Aggregate Notional Amount of Current Hedges
CBO Bonds Payable
Real estate securities	Jul 1999	$366,155	$363,529	7.83% (2)	Jul 2038	6.39%	1.63	$271,155	$495,383	3.84	$-	$237,306
Real estate securities and loans	Apr 2002	444,000	441,818	6.41% (2)	Apr 2037	6.77%	3.20	372,000	494,842	5.02	59,323	296,000
Real estate securities and loans	Mar 2003	472,000	469,076	6.22% (2)	Mar 2038	5.34%	5.05	427,800	511,404	4.36	121,870	285,060
Real estate securities and loans	Sep 2003	460,000	456,397	6.06% (2)	Sep 2038	5.87%	5.60	442,500	506,770	4.01	166,248	207,500
Real estate securities and loans	Mar 2004	414,000	411,140	5.92% (2)	Mar 2039	5.37%	5.36	382,750	444,943	4.64	167,170	177,300
Real estate securities and loans	Sep 2004	454,500	451,263	5.90% (2)	Sep 2039	5.48%	5.94	442,500	493,764	4.77	217,128	209,140
Real estate securities and loans	Apr 2005	447,000	442,997	5.78% (2)	Apr 2040	5.51%	6.91	439,600	478,187	5.58	195,718	242,895
Real estate securities	Dec 2005	442,800	438,987	5.82% (2)	Dec 2050	5.56%	8.23	436,800	499,396	6.98	121,426	341,506
Real estate securities and loans	Nov 2006	807,500	807,296	5.95% (2)	Nov 2052	5.89%	6.81	799,900	910,615	4.46	651,857	161,655
		4,307,955	4,282,503			5.79%	5.60	4,015,005	4,835,304	4.84	1,700,740	2,158,362
Other Bonds Payable
ICH loans (3)	(3)	100,164	100,164	6.78% (2)	Aug 2030	6.78%	0.85	1,740	119,875	0.89	1,740	-
Manufactured housing loans	Jan 2006	204,644	203,396	LIBOR+1.25%	Jan 2009	6.14%	1.22	204,644	227,119	5.93	4,730	196,218
Manufactured housing loans	Aug 2006	348,676	346,293	LIBOR+1.25%	Aug 2011	7.03%	2.93	348,676	381,303	5.70	68,838	357,275
		653,484	649,853			6.71%	2.08	555,060	728,297	5.00	75,308	553,493
Notes Payable
Residential mortgage loans (4)	Nov 2004	109,922	109,922	LIBOR+0.16%	Nov 2007	5.65%	0.57	109,922	124,991	2.79	121,882	-
		109,922	109,922			5.65%	0.57	109,922	124,991	2.79	121,882	-
Repurchase Agreements (4) (7)
Real estate securities	Rolling	174,238	174,238	LIBOR+ 0.54%	Apr 2007	5.86%	0.08	174,238	137,113	3.76	103,789	45,800
Real estate related loans	Rolling	478,805	478,805	LIBOR+ 0.75%	Various (8)	6.07%	0.71	478,805	600,917	2.28	601,059	-
Residential mortgage loans	Rolling	17,955	17,955	LIBOR+ 0.43%	Jun 2007	5.78%	0.25	17,955	19,177	2.81	18,667	-
Subprime mortgage loans held for sale	Mar 2007	974,500	974,500	LIBOR+ 0.60%	Sep 2007	5.92%	0.50	974,500	1,018,080	2.54	-	-
CBO warehouse	Jan 2007	552,566	552,566	LIBOR+ 0.51%	Jan 2008	5.78%	0.81	552,566	651,042	3.38	499,365	124,872
		2,198,064	2,198,064			5.91%	0.59	2,198,064	2,426,329	2.78	1,222,880	170,672
Repurchase Agreements subject to ABCP facility (10)
Agency RMBS	Rolling	1,312,209	1,312,209	5.38%	Apr 2007	5.00%	0.08	1,312,209	1,354,942	4.33	-	1,242,369
Credit facility (5)	May 2006	125,500	125,500	LIBOR+ 1.75%	Nov 2007	7.07%	0.60	125,500	-	-	-	-
Junior subordinated notes payable	Mar 2006	100,100	100,100	7.80% (6)	Apr 2036	7.71%	29.00	-	-	-	-	-
Subtotal debt obligations		8,807,234	8,778,151			5.81%	3.40	$8,315,760	$9,469,863	4.21	$3,120,810	$4,124,896
Financing on subprime mortgage
loans subject to call option (10)	Apr 2006	299,176	289,021
Total debt obligations		$9,106,410	$9,067,172

(1) Includes the effect of applicable hedges.
(2) Weighted average, including floating and fixed rate classes.
(3) See "Liquidity and Capital Resources" below regarding the consolidation of ICH CMO.
(4) Subject to potential mandatory prepayments based on collateral value.
(5) A maximum of $200 million can be drawn. In April 2007, the spread was reduced to 1.60% and the maturity was extended to June 2009.
(6) LIBOR + 2.25% after April 2016.
(7) The counterparties on our repurchase agreements include: Bear Stearns Mortgage Capital Corporation ($1,308.7 million), Credit Suisse ($182.6 million), Deutsche Bank AG ($645.4 million) and other ($61.4 million).

(8) Longest maturity is March 2008.
(9) Financing terms are subject to change in July 2007.
(10) See "Liquidity and Capital Resources" below.

Our debt obligations existing at March 31, 2007 (gross of $39.2 million of discounts) had contractual maturities as follows (unaudited) (in thousands):

Period from April 1, 2007 through December 31, 2007	$2,899,777
2008	845,918
2009	204,644
2010	-
2011	348,676
2012	-
Thereafter	4,807,395
Total	$9,106,410

Certain of the debt obligations included above are obligations of our consolidated subsidiaries which own the related collateral. In some cases, including the CBO and Other Bonds Payable, such collateral is not available to other creditors of ours.

Our debt obligations contain various customary loan covenants. Such covenants do not, in management’s opinion, materially restrict our investment strategy or ability to raise capital. We are in compliance with all of our loan covenants as of March 31, 2007.

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

In March 2006, a consolidated subsidiary of ours acquired a portfolio of approximately 11,300 subprime mortgage loans (the “Subprime Portfolio”) for $1.50 billion. In April 2006, Newcastle Mortgage Securities Trust 2006-1 (the “Securitization Trust”) closed on a securitization of the Subprime Portfolio. We do not consolidate the Securitization Trust. We sold the Subprime Portfolio to the Securitization Trust. The Securitization Trust issued $1.45 billion of debt (the “Notes”). The Notes have a stated maturity of March 25, 2036. We, as holder of the equity of the Securitization Trust, have the option to redeem the Notes once the aggregate principal balance of the Subprime Portfolio is equal to or less than 20% of such balance at the date of the transfer. The transaction between us and the Securitization Trust qualified as a sale for accounting purposes. However, 20% of the loans which are subject to call option by us were not treated as being sold. Following the securitization, we held the following interests in the Subprime Portfolio: (i) the equity of the Securitization Trust, (ii) the retained notes, and (iii) subprime mortgage loans subject to call option and related financing in the amount of 100% of such loans.

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

In December 2006, we closed a $2 billion asset backed commercial paper (ABCP) facility through our wholly owned subsidiary, Windsor Funding Trust. This facility provides us with the ability to finance our agency residential mortgage backed securities (RMBS) and AAA-rated MBS by issuing secured liquidity notes that are rated A-1+, P-1 and F-1+, by Standard & Poor’s, Moody’s and Fitch respectively, and have maturities of up to 250 days. The facility also permits the issuance of subordinated notes rated at least BBB/Baa by Standard & Poor’s, Moody’s or Fitch. As of March 31, 2007, Windsor Funding Trust had approximately $1.3 billion of secured liquidity notes and $8.3 million of subordinated notes issued and outstanding. The weighted average maturities of the secured liquidity notes and the subordinated notes were 0.05 years and 4.75 years, respectively. We own all of the trust certificates of the Windsor Funding Trust. Windsor Funding Trust used the proceeds of the issuance to enter into a repurchase agreement with Newcastle to purchase interests in our agency RMBS. The repurchase agreement represents Windsor Funding Trust’s only asset. The interest rate on the repurchase agreement is effectively the weighted average interest rate on the secured liquidity notes and subordinated notes. Under the provisions of FIN 46R, we determined that the noteholders were the primary beneficiaries of the Windsor Funding Trust. As a result, we did not consolidate the Windsor Funding Trust and have reflected our obligation pursuant to the asset backed commercial paper facility under the caption Repurchase Agreements subject to ABCP Facility.

In January 2007, we entered into a $700 million non-recourse warehouse agreement with a major investment bank to finance a portfolio of real estate related loans and securities prior to them being financed with a CBO. The financing primarily bore interest at LIBOR + 0.50% and was terminated simultaneously with the closing of the CBO financing in May 2007.

In February 2007, we entered into a $400 million facility in the form of a repurchase agreement with a major investment bank to finance our investments in real estate related loans from time to time. The repurchase agreement has a rolling maturity of one year, with a maximum maturity of February 2010. The financing bears interest at LIBOR plus an applicable spread, which varies depending on the type of assets.

In March 2007, we entered into an agreement to acquire a portfolio of subprime mortgage loans for up to $1.70 billion. The amount of the final loan portfolio is subject to the results of the due diligence review. At March 31, 2007, $1.0 billion of loans have been acquired. This acquisition was initially funded with an approximately $974.5 million repurchase agreement. We have entered into an interest rate swap in order to hedge our exposure to the risk of changes in market interest rates with respect to the portfolio of loans.

In May 2007, we completed our tenth CBO financing to term finance $825.0 million portfolio of real estate related loans and securities. We issued, through a consolidated subsidiary, $710.5 million of investment grade notes in the offering. At closing, the investment grade notes have an initial weighted average spread over LIBOR of 0.70% and a weighted average life of 7 years. Approximately 82%, or $585.8 million, of the investment grade notes is rated AAA through AA- and sold to third parties. The remaining $124.7 million of investment grade notes rated A+ through BBB- have been retained and financed. We also retained the below investment grade notes and preferred shares of the offering.

In April 2007, we entered into a facility, in the form of repurchase agreement, with a major investment bank to finance acquisitions of real estate related loans from time to time.  The facility provides for the financing of assets of up of to $400.0 million and bears interest at LIBOR plus an applicable spread, which varies depending on the type of assets being financed. The facility has a rolling one year maturity.

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

As of March 31, 2007, we held an aggregate of $418.9 million notional amount of total rate of return swaps on 7 reference assets on which we had deposited $66.1 million of margin. These total rate of return swaps had an aggregate fair value of approximately $1.3 million, a weighted average receive interest rate of LIBOR + 2.24%, a weighted average pay interest rate of LIBOR + 0.65%, and a weighted average maturity of 1.05 years.

Stockholders’ Equity

Common Stock

The following table presents information on shares of our common stock issued since December 31, 2006:

Period	Shares Issued	Range of Issue Prices (1)	Net Proceeds (millions)	Options Granted to Manager
Three Months Ended March 31, 2007 April 2007	2,495,882 4,560,000	$31.30 $27.75	$ 76.3 $124.9	242,000 456,000

(1) Excludes prices of shares issued pursuant to the exercise of options and of shares issued to our independent directors.

At March 31, 2007, we had 48,209,699 shares of common stock outstanding.

As of March 31, 2007, our outstanding options were summarized as follows:

Held by the Manager	1,138,005
Issued to the Manager and subsequently transferred to certain of the Manager's employees	897,920
Held by the independent directors	14,000
Total	2,049,925

In connection with this offering in April 2007, for the purpose of compensating the Manager for its successful efforts in raising capital for us, we granted options to the Manger to purchase 456,000 shares of our common stock at the public offering price, which were valued at approximately $1.2 million.

Preferred Stock

In March 2003, we issued 2.5 million shares ($62.5 million face amount) of 9.75% Series B Cumulative Redeemable Preferred Stock (the “Series B Preferred”). In October 2005, we issued 1.6 million shares ($40.0 million face amount) of 8.05% Series C Cumulative Redeemable Preferred Stock (the “Series C Preferred”). In March 2007, we issued 2.0 million shares ($50.0 million face amount) of 8.375% Series D Cumulative Redeemable Preferred Stock (the “Series D Preferred). The Series B Preferred, Series C Preferred and Series D Preferred have a $25 liquidation preference, no maturity date and no mandatory redemption. We have the option to redeem the Series B Preferred beginning in March 2008, the Series C Preferred beginning in October 2010 and the Series D Preferred beginning in March 2012. If the Series C Preferred or Series D Preferred cease to be listed on the NYSE or the AMEX, or quoted on the NASDAQ, and we are not subject to the reporting requirements of the Exchange Act, we have the option to redeem the Series C or Series D Preferred, as applicable, at their face amount and, during such time any shares of the Series C Preferred or the Series D Preferred are outstanding, the dividend will increase to 9.05% or 9.375% per annum, respectively.

Other Comprehensive Income (Loss)

During the three months ended March 31, 2007, our accumulated other comprehensive income (loss) changed due to the following factors (in thousands):

Accumulated other comprehensive income, December, 31, 2006	$75,984
Net unrealized gain (loss) on securities	(65,513)
Reclassification of net realized (gain) loss on securities into earnings	(7,759)
Foreign currency translation	189
Net unrealized gain (loss) on derivatives designated as cash flow hedges	(15,195)
Reclassification of net realized (gain) loss on derivatives designated as cash flow hedges into earnings	331
Accumulated other comprehensive income (loss), March 31, 2007	$(11,963)

Our book equity changes as our real estate securities portfolio and derivatives are marked-to-market each quarter, among other factors. The primary causes of mark-to-market changes are changes in interest rates and credit spreads. During the period, declining interest rates and widening credit spreads resulted in a net decrease in unrealized gains on our real estate securities and derivatives. In an environment of widening credit spreads and increasing interest rates, we believe our new investment activities would benefit. While such an environment would likely result in a decrease in the fair value of our existing securities portfolio and, therefore, reduce our book equity and ability to realize gains on such existing securities, it would not directly affect our earnings or our cash flow or our ability to pay dividends.

Common Dividends Paid

Declared for the Period Ended	Paid	Amount Per Share
September 30, 2006	October 2006	$0.650
December 31, 2006	January 2007	$0.690
March 31, 2007	April 2007	$0.690

Cash Flow

Net cash flow used in operating activities decreased to ($1,001.7 million) for the three months ended March 31, 2007 from ($1,470.4 million) for the three months ended March 31, 2006. This change primarily resulted from the acquisition and settlement of our investments as described above, and the performance thereof. The three months ended March 31, 2007 and March 31, 2006 included the purchase of loans held for sale of $1,009.8 million and $1,511.1 million, respectively.

Investing activities used ($649.7 million) and ($135.7 million) during the three months ended March 31, 2007 and 2006, respectively. Investing activities consisted primarily of investments made in certain real estate securities, loans and other real estate related assets, net of proceeds from the sale or settlement of investments.

Financing activities provided $1,649.9 million and $1,623.3 million during the three months ended March 31, 2007 and 2006, respectively. The equity issuances, borrowings and debt issuances described above served as the primary sources of cash flow from financing activities. Offsetting uses included the payment of related deferred financing costs, the purchase of hedging instruments, the payment of dividends, and the repayment of debt as described above.

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

Loans

Similar to our real estate securities portfolio, we are subject to credit and spread risk with respect to our real estate related, commercial mortgage and residential mortgage loan portfolios. However, unlike our real estate securities portfolio, our residential mortgage loans generally do not benefit from the support of junior classes of securities. We believe that this credit risk is mitigated through our due diligence process and continual reviews of the borrower’s payment history, delinquency status, and the relationship of the loan balance to the underlying property value.

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

Statistics
	March 31, 2007		December 31, 2006
	Face Amount	% Total	Face Amount	% Total
Real Estate Securities and Related Loans	$6,782,018	65.2%	$6,196,179	71.7%
Agency RMBS	1,348,562	13.0%	1,177,779	13.6%
Total Real Estate Securities and Related Loans	8,130,580	78.2%	7,373,958	85.3%
Residential Mortgage Loans	758,474	7.3%	812,561	9.4%
Subprime Loans Held for Sale	1,049,285	10.1%	-	0.0%
Other		.
Subprime Loans Subject to Call Option	299,176	2.8%	299,176	3.5%
Investment in Real Estate Joint Venture	38,561	0.4%	38,469	0.4%
ICH Loans	121,649	1.2%	123,390	1.4%
Total Portfolio	$10,397,725	100.0%	$8,647,554	100.0%

The table excludes operating real estate of $34.2 million at March 31, 2007 and $33.8 million at December 31, 2006.

Asset Quality and Diversification at March 31, 2007

•	Total real estate securities and related loans of $8.1 billion face amount, representing 78.2% of the total portfolio.
Asset Quality
o	$6.8 billion or 84.0% of this portfolio is rated by third parties, or had an implied AAA rating, with a weighted average rating of BBB.
o	$4.7 billion or 58.1% of this portfolio has an investment grade rating (BBB- or higher) or an implied AAA rating.
o
For the core real estate securities and related loans (excluding subprime residual) of $6.8 billion, the weighted average credit spread (i.e., the yield premium on our investments over the comparable US Treasury or LIBOR) was 2.81% at March 31, 2007 versus 2.56% at December 31, 2006.

Diversity
o	Our $6.8 billion portfolio of real estate securities and loans are diversified by asset type, industry, location and issuer.
o	This portfolio had 601 investments. The largest investment was $320.8 million and the average investment size was $11.3 million.
o	Our real estate securities are supported by pools of underlying loans. For instance, our CMBS investments had over 21,000 underlying loans.

•	Residential mortgage loans of $758.5 million face amount, representing 7.3% of the total portfolio.
Asset Quality
o	These residential loans are to high quality borrowers with an average Fair Isaac Corp. credit score (“FICO”) of 696.
o	Approximately $121.9 million face amount were held in securitized form, of which 95.5% was rated investment grade.
Diversity
o	Our residential and manufactured housing loans were well diversified with 423 and 17,660 loans, respectively.

•	Subprime loans held for sale of $1.0 billion face amount, representing 10.1% of the total portfolio.
o	Approximately 96% of the portfolio is secured by first liens and 93% are owner occupied.
o	Our subprime loans held for sale were well diversified with 4,402 loans.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2007, we had one material off-balance sheet arrangement.

•
In April 2006, we securitized our portfolio of subprime mortgage loans. The loans were sold to a securitization trust, of which 80% were treated as a sale, which is an off-balance sheet financing as described in “Liquidity and Capital Resources.”

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

CONTRACTUAL OBLIGATIONS

During the first three months of 2007, we had all of the material contractual obligations referred to in our annual report on Form 10-K for the year ended December 31, 2006, as well as the following:

Contract Category	Change
Repurchase agreements
We financed certain newly acquired loans and securities with repurchase agreements.  We entered into the interim financing for our subprime mortgage loans.  We entered into a repurchase agreement with a rolling maturity of one year. We also entered into a warehouse agreement (structured in the form of a repurchase agreement) related to our tenth CBO financing.

Interest rate swaps	Certain floating rate debt issuances as well as certain assets were hedged with interest rate swaps.
Purchase commitment	We entered into an agreement to purchase a portfolio of subprime mortgage loans.
Loan servicing agreement	We entered into an agreement related to our second subprime mortgage loan portfolio.

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

Funds from Operations (FFO) is calculated as follows (unaudited) (in thousands):

For the Three Months Ended March 31, 2007
Income available for common stockholders	$33,676
Operating real estate depreciation	256
Funds from Operations (FFO)	$33,932

Funds from Operations was derived from our segments as follows (unaudited) (in thousands):

	Book Equity at March 31, 2007	Average Invested Common Equity for the Three Months Ended March 31, 2007(2)	FFO for the Three Months Ended March 31, 2007	Return on Invested Common Equity (ROE) (3)
Real estate securities and real estate related loans	$1,128,075	$1,043,594	$41,734	16.00%
Residential mortgage loans	146,632	125,216	6,472	20.67%
Operating real estate	49,311	49,340	761	6.17%
Unallocated (1)	(421,118)	(328,286)	(15,035)	N/A
Total (2)	902,900	$889,864	$33,932	15.25%
Preferred stock	152,500
Accumulated depreciation	(4,487)
Accumulated other comprehensive income	(11,963)
Net book equity	$1,038,950

(1)
Unallocated FFO represents ($2,515) of preferred dividends, ($3,671) of interest on our credit facility and junior subordinated notes payable, and ($8,849) of corporate general and administrative expenses, management fees and incentive compensation for the three months ended March 31, 2007.

(2)	Invested common equity is equal to book equity excluding preferred stock, accumulated depreciation and accumulated other comprehensive income.
(3)	FFO divided by average invested common equity, annualized.

RELATED PARTY TRANSACTIONS

In March 2007, we entered into a servicing agreement with a portfolio company of a private equity fund advised by an affiliate of our Manager for them to service a portfolio of subprime mortgage loans, which was acquired at the same time. As compensation under the servicing agreement, the portfolio company will receive, on a monthly basis, a net servicing fee equal to 0.5% per annum on the annual principal balance of the loans being serviced. The outstanding unpaid principal balance of this portfolio was approximately $1.0 billion at March 31, 2007.

As of March 31, 2007, we held total investments of $255.0 million face amount of real estate securities and related loans issued by affiliates of our manager and earned approximately $4.0 million of interest on such investments for the three months ended March 31, 2007.

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

Interest Rate Exposure

Our primary interest rate exposures relate to our real estate securities, loans, floating rate debt obligations, interest rate swaps, and interest rate caps. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest-earning assets and the interest expense incurred in connection with our interest-bearing liabilities and hedges. Changes in the level of interest rates also can affect, among other things, our ability to acquire real estate securities and loans at attractive prices, the value of our real estate securities, loans and derivatives, and our ability to realize gains from the sale of such assets. While our strategy is to utilize interest rate swaps, caps and match funded financings in order to limit the effects of changes in interest rates on our operations, there can be no assurance that our profitability will not be adversely affected during any period as a result of changing interest rates. In the event of a significant rising interest rate environment and/or economic downturn, loan and collateral defaults may increase and result in credit losses that would adversely affect our liquidity and operating results. As of March 31, 2007, a 100 basis point increase in short term interest rates would increase our earnings, excluding the subprime mortgage loans held for sale, by approximately $0.6 million per annum.

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

Interest rate changes may also impact our net book value as our real estate securities and related hedge derivatives are marked to market each quarter. Our loan investments and debt obligations are not marked to market. Generally, as interest rates increase, the value of our fixed rate securities decreases, and as interest rates decrease, the value of such securities will increase. In general, we would expect that over time, decreases in the value of our real estate securities portfolio attributable to interest rate changes will be offset to some degree by increases in the value of our swaps, and vice versa. However, the relationship between spreads on securities and spreads on swaps may vary from time to time, resulting in a net aggregate book value increase or decline. Our real estate securities portfolio is largely financed to maturity through long-term CBO financings that are not redeemable as a result of book value changes. Accordingly, unless there is a material impairment in value that would result in a payment not being received on a security, changes in the book value of our portfolio will not directly affect our recurring earnings or our ability to pay dividends. As of March 31, 2007, a 100 basis point change in short term interest rates would impact our net book value by approximately $26.2 million.

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

As of March 31, 2007, a 25 basis point movement in credit spreads would impact our net book value by approximately $50.7 million, but would not directly affect our earnings or cash flow.

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

Fair Values

Fair values for a majority of our investments are readily obtainable through broker quotations. For certain of our financial instruments, fair values are not readily available since there are no active trading markets as characterized by current exchanges between willing parties. Accordingly, fair values can only be derived or estimated for these instruments using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated future cash flows is inherently subjective and imprecise. We note that minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values, and that the fair values reflected below are indicative of the interest rate and credit spread environments as of March 31, 2007 and do not take into consideration the effects of subsequent interest rate or credit spread fluctuations.

We note that the values of our investments in real estate securities, loans and derivative instruments, primarily interest rate hedges on our debt obligations, are sensitive to changes in market interest rates, credit spreads and other market factors. The value of these investments can vary, and has varied, materially from period to period.

Interest Rate and Credit Spread Risk

We held the following interest rate and credit spread risk sensitive instruments at March 31, 2007 (unaudited) (dollars in thousands):

	Carrying Value	Principal Balance or Notional Amount	Weighted Average Yield/Funding Cost	Maturity Date	Fair Value
Assets:

Real estate securities, available for sale (1)	$5,581,179	$5,667,330	6.53%	(1)	$5,581,179
Real estate related loans (2)	2,138,974	2,146,372	8.85%	(2)	2,141,541
Residential mortgage loans (3)	752,590	758,473	8.14%	(3)	772,230
Subprime mortgage loans, held for sale (3)	1,018,080	1,049,285	7.82%	(3)	1,018,080
Subprime mortgage loans subject to call option (4)	289,021	299,176	(4)	(4)	298,021
Interest rate caps, treated as hedges (5)	903	316,926	N/A	(5)	903
Total rate of return swaps (6)	1,273	418,878	N/A	(6)	1,273

Liabilities:

CBO bonds payable (7)	4,282,503	4,307,955	5.79%	(7)	4,312,803
Other bonds payable (8)	649,853	653,484	6.71%	(8)	650,292
Notes payable (9)	109,922	109,922	5.65%	(9)	109,922
Repurchase agreements (10)	2,198,064	2,198,064	5.91%	(10)	2,198,064
Repurchase agreements subject to ABCP facility (10)	1,312,209	1,312,209	5.00%	(10)	1,312,209
Financing of subprime mortgage loans
subject to call option (4)	289,021	299,176	(4)	(4)	289,021
Credit facility (11)	125,500	125,500	7.07%	(11)	125,715
Junior subordinated notes payable (12)	100,100	100,100	7.71%	(12)	101,294
Interest rate swaps, treated as hedges (13)	(26,831)	4,864,785	N/A	(13)	(26,831)
Non-hedge derivatives (14)	702	977,784	N/A	(14)	702

(1)
These securities contain various terms, including fixed and floating rates, self-amortizing and interest only. Their weighted average maturity is 4.86 years. The fair value of these securities is estimated by obtaining third party broker quotations, if available and practicable, and counterparty quotations.

(2)	Represents the following loans:

Loan Type	Current Face Amount	Carrying Value	Weighted Avg. Yield	Weighted Average Maturity (Years)	Floating Rate Loans as a % of Face Amount	Fair Value
B-Notes	$345,960	$344,613	8.20%	2.66	80.7%	$344,613
Mezzanine Loans	1,223,656	1,219,082	9.25%	2.77	92.0%	1,219,942
Bank Loans	347,226	347,056	8.06%	4.40	100.0%	348,763
Whole Loans	107,881	108,348	10.30%	1.98	100.0%	108,348
ICH Loans	121,649	119,875	7.63%	0.89	1.4%	119,875

	$2,146,372	$2,138,974	8.85%	2.87	86.7%	$2,141,541

The ICH loans were valued by discounting expected future cash flows by the loans’ effective rate at acquisition. The rest of the loans were valued by obtaining third party broker quotations, if available and practicable, and counterparty quotations.

(3)
This aggregate portfolio of residential loans consists of a portfolio of floating rate residential mortgage loans and two portfolios of substantially fixed rate manufactured housing loans. The $140.5 million portfolio of residential mortgage loans has a weighted average maturity of 2.79 years. The $617.9 million manufactured housing loan portfolios have a weighted average maturity of 5.79 years. The $1,049.3 million portfolio of subprime mortgage loans has a weighted average maturity of 2.54 years. These loans were valued by reference to current market interest rates and credit spreads.

(4)
These two items, related to the securitization of subprime mortgage loans, are equal and offsetting. They each yield 9.24% and are further described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources”.

(5)	Represents cap agreements as follows:

Notional Balance	Effective Date	Maturity Date	Capped Rate	Strike Rate	Fair Value
$237,307	Current	March 2009	1-Month LIBOR	6.50%	$9
18,000	January 2010	October 2015	3-Month LIBOR	8.00%	96
8,619	December 2010	June 2015	3-Month LIBOR	7.00%	302
53,000	May 2011	September 2015	1-Month LIBOR	7.50%	496
$316,926					$903

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

(7)
These bonds were valued by discounting expected future cash flows by a rate calculated based on current market conditions for comparable financial instruments, including market interest rates and credit spreads. The weighted average maturity of the CBO bonds payable is 5.60 years. The CBO bonds payable amortize principal prior to maturity based on collateral receipts, subject to reinvestment requirements.

(8)
The ICH bonds amortize principal prior to maturity based on collateral receipts and have a weighted average maturity of 0.85 years. These bonds were valued by discounting expected future cash flows by a rate calculated based on current market conditions for comparable financial instruments, including market interest rates and credit spreads. The manufactured housing loan bonds amortize principal prior to maturity based on collateral receipts and have a weighted average maturity of 2.30. These bonds were valued by reference to current market interest rates and credit spreads.

(9)
The residential mortgage loan financing has a weighted average maturity of 0.57 years and is subject to adjustment monthly based on the market value of the loan portfolio. This financing was valued by reference to current market interest rates and credit spreads.

(10)
These agreements bear floating rates of interest, which reset monthly or quarterly to a market credit spread, and we believe that, for similar financial instruments with comparable credit risks, the effective rates approximate market rates. Accordingly, the carrying amounts outstanding are believed to approximate fair value. These agreements have a weighted average maturity of 0.59 years.

(11)	The credit facility has a weighted average maturity of 0.60 years. This facility was valued at the reduced credit spread obtained in the revised financing terms agreed with the lender in April 2007.

(12)
These notes have a weighted average maturity of 29.0 years. These notes were valued by discounting expected future cash flows by a rate calculated based on current market conditions for comparable financial instruments, including market interest rates and credit spreads.

(13)	Represents current swap agreements as follows:

Year of Maturity	Weighted Average Maturity	Aggregate Notional Amount		Weighted Average Fixed Pay Rate	Aggregate Fair Value

Agreements which receive 1-Month LIBOR:

2009	May 2009	309,437	*	3.27%	(7,677)
2010	Jun 2010	380,690		4.37%	(4,507)
2011	Jul 2011	631,072		5.22%	4,506
2012	Feb 2012	268,693		4.99%	261
2015	Jul 2015	776,901		4.92%	(4,633)
2016	May 2016	777,088		5.17%	4,853
2017	Apr 2017	737,584		5.07%	516
				-
Agreements which receive 3-Month LIBOR:

2011	Apr 2011	337,000		5.81%	8,575
2013	Mar 2013	276,060		3.87%	(13,389)
2014	Jun 2014	356,740		4.21%	(15,748)
2016	Apr 2016	13,520		5.57%	412
		$4,864,785			$(26,831)

* $237,307 of this notional receives 1-Month LIBOR only up to 6.50%

The fair value of these agreements is estimated by obtaining counterparty quotations. A positive fair value represents a liability. We have recorded $47.9 million of gross interest rate swap assets and $21.1 million of liabilities.

(14)
These are two essentially offsetting interest rate caps and two essentially offsetting interest rate swaps, each with notional amounts of $32.5 million, an interest rate cap with a notional balance of $17.5 million, the swap related to the unfunded portion of our purchase of subprime mortgage loans with a notional amount of $337.0 million and the swap that did not qualify for hedge accounting with a notional amount of $492.2 million. The maturity date of the purchased swap is July 2009; the maturity date of the sold swap is July 2014, the maturity date of the $32.5 million caps is July 2038, the maturity date of the $17.5 million cap is July 2009 and the maturity date of the swap related to the purchase of subprime mortgage loans is March 2017. The fair value of these agreements is estimated by obtaining counterparty quotations. A positive fair value represents a liability; therefore, we have a net non-hedge derivative liability.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the registrant’s Form 10-K for the year ended December 31, 2006.

CAUTIONARY STATEMENTS

The information contained in this quarterly report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our company. We urge you to carefully review and consider the various disclosures made by us in this report and in our other filings with the Securities and Exchange Commission (“SEC”), including our annual report on Form 10-K for the year ended December 31, 2006, that discuss our business in greater detail.

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

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

3.1	Articles of Amendment and Restatement (incorporated by reference to the Registrant's Registration Statement on Form S-11 (File No. 333-90578), Exhibit 3.1).

3.2	Articles Supplementary Relating to the Series B Preferred Stock (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003, Exhibit 3.3).

3.3	Articles Supplementary Relating to the Series C Preferred Stock (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 3.3, filed on October 25, 2005).

3.4	Articles Supplementary Relating to the Series D Preferred Stock (incorporated by reference to the Registrant’s Report on Form 8-A, Exhibit 3.1, filed on March 14, 2007).

3.5	Amended and Restated By-laws (incorporated by reference to the Registrant's Registration Statement on Form 8-K, Exhibit 3.1, filed on May 5, 2006).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

NEWCASTLE INVESTMENT CORP.
(Registrant)

By: /s/ Kenneth M. Riis Name: Kenneth M. Riis Title: Chief Executive Officer and President Date: May 10, 2007

By: /s/ Debra A. Hess Name: Debra A. Hess Title: Chief Financial Officer Date: May 10, 2007