Form 10-Q
period 2007-06-30
NEWCASTLE INVESTMENT CORP
filed 2007-08-08
CIK 1175483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007
or

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

(212) 798-6100
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes         No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘‘accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer         Accelerated filer         Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes         No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Common stock, $0.01 par value per share: 52,779,179 shares outstanding as of August 3, 2007.

NEWCASTLE INVESTMENT CORP.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	June 30, 2007	December 31, 2006
	(Unaudited)
Assets
Real estate securities, available for sale	$5,338,347	$5,581,228
Real estate related loans, net	2,060,789	1,568,916
Residential mortgage loans, net	698,453	809,097
Subprime mortgage loans, held for sale	1,095,821	—
Subprime mortgage loans subject to call option – Note 5	289,742	288,202
Investments in unconsolidated subsidiaries	22,634	22,868
Operating real estate, net	31,553	29,626
Cash and cash equivalents	103,863	5,371
Restricted cash	241,248	184,169
Derivative assets	76,789	62,884
Receivables and other assets	64,329	52,031
	$10,023,568	$8,604,392
Liabilities and Stockholders’ Equity
Liabilities
CBO bonds payable	$3,924,672	$4,313,824
Other bonds payable	621,562	675,844
Notes payable	93,793	128,866
Repurchase agreements	2,450,517	760,346
Repurchase agreements subject to ABCP facility	1,281,156	1,143,749
Financing of subprime mortgage loans subject to call option – Note 5	289,742	288,202
Credit facility	—	93,800
Junior subordinated notes payable (security for trust preferred)	100,100	100,100
Derivative liabilities	8,000	17,715
Dividends payable	40,786	33,095
Due to affiliates	7,741	13,465
Accrued expenses and other liabilities	72,113	33,406
	8,890,182	7,602,412
Stockholders’ Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized, 2,500,000 shares of 9.75% Series B Cumulative Redeemable Preferred Stock, 1,600,000 shares of 8.05% Series C Cumulative Redeemable Preferred Stock and 2,000,000 shares of 8.375% Series D Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, issued and outstanding (Series D issued in 2007)	152,500	102,500
Common stock, $0.01 par value, 500,000,000 shares authorized, 52,779,179 and 45,713,817 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	528	457
Additional paid-in capital	1,033,316	833,887
Dividends in excess of earnings	(14,699)	(10,848)
Accumulated other comprehensive income (loss)	(38,259)	75,984
	1,133,386	1,001,980
	$10,023,568	$8,604,392

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(dollars in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues
Interest income	$191,869	$124,209	$354,090	$238,116
Rental and escalation income	1,322	774	2,575	2,782
Gain on sale of investments, net	6,977	5,493	9,189	7,421
Other income (loss), net	5,753	(1,449)	6,496	4,256
	205,921	129,027	372,350	252,575
Expenses
Interest expense	133,917	87,909	250,674	164,874
Loss on extinguishment of debt – Note 6	7,280	—	7,280	—
Property operating expense	1,044	949	2,080	1,767
Loan and security servicing expense	3,698	1,402	5,681	3,408
Provision for credit losses	3,089	1,179	5,125	3,186
Provision for losses, loans held for sale – Note 5	5,754	—	5,754	4,127
General and administrative expense	1,478	1,161	2,815	2,791
Management fee to affiliate	4,545	3,474	8,451	6,945
Incentive compensation to affiliate	2,521	2,834	6,209	5,686
Depreciation and amortization	342	278	671	477
	163,668	99,186	294,740	193,261
Other Gains (Losses)
Other-than-temporary impairment – Note 3	5,953	—	5,953	—
Income before equity in earnings of unconsolidated subsidiaries	36,300	29,841	71,657	59,314
Equity in earnings of unconsolidated subsidiaries	819	1,215	1,666	2,410
Income from continuing operations	37,119	31,056	73,323	61,724
Income (loss) from discontinued operations	(6)	(26)	(19)	225
Net Income	37,113	31,030	73,304	61,949
Preferred dividends	(3,375)	(2,329)	(5,890)	(4,657)
Income Available For Common Stockholders	$33,738	$28,701	$67,414	$57,292
Net Income Per Share of Common Stock
Basic	$0.64	$0.65	$1.35	$1.30
Diluted	$0.64	$0.65	$1.34	$1.30
Income from continuing operations per share of common stock, after preferred dividends
Basic	$0.64	$0.65	$1.35	$1.29
Diluted	$0.64	$0.65	$1.34	$1.29
Income (loss) from discontinued operations per share of common stock
Basic	$(0.00)	$(0.00)	$(0.00)	$0.01
Diluted	$(0.00)	$(0.00)	$(0.00)	$0.01
Weighted Average Number of Shares of Common Stock Outstanding
Basic	52,273,988	43,990,635	49,936,428	43,967,854
Diluted	52,467,019	44,071,310	50,158,085	44,067,645
Dividends Declared per Share of Common Stock	$0.720	$0.650	$1.410	$1.275

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(dollars in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Dividends in Excess of Earnings	Accum. Other Comp. Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Stockholders’ equity – December 31, 2006	4,100,000	$102,500	45,713,817	$457	$833,887	$(10,848)	$75,984	$1,001,980
Dividends declared	—	—	—	—	—	(77,155)	—	(77,155)
Issuance of common stock	—	—	6,980,000	70	199,687	—	—	199,757
Exercise of common stock options	—	—	83,198	1	1,442	—	—	1,443
Issuance of common stock to directors	—	—	2,164	—	60	—	—	60
Issuance of preferred stock	2,000,000	50,000	—	—	(1,760)	—	—	48,240
Comprehensive income:
Net income	—	—	—	—	—	73,304	—	73,304
Net unrealized (loss) on securities	—	—	—	—	—	—	(151,730)	(151,730)
Reclassification of net realized (gain) loss on securities into earnings	—	—	—	—	—	—	(14,278)	(14,278)
Foreign currency translation	—	—	—	—	—	—	1,728	1,728
Net unrealized gain on derivatives designated as cash flow hedges	—	—	—	—	—	—	49,440	49,440
Reclassification of net realized loss on derivatives designated as cash flow hedges into earnings	—	—	—	—	—	—	597	597
Total comprehensive income (loss)								(40,939)
Stockholders’ equity – June 30, 2007	6,100,000	$152,500	52,779,179	$528	$1,033,316	$(14,699)	$(38,259)	$1,133,386
Stockholders’ equity – December 31, 2005	4,100,000	$102,500	43,913,409	$439	$782,735	$(13,235)	$45,564	$918,003
Dividends declared	—	—	—	—	—	(60,736)	—	(60,736)
Exercise of common stock options	—	—	84,000	1	1,439	—	—	1,440
Issuance of common stock to directors	—	—	2,408	—	60	—	—	60
Comprehensive income:
Net income	—	—	—	—	—	61,949	—	61,949
Net unrealized (loss) on securities	—	—	—	—	—	—	(73,164)	(73,164)
Reclassification of net realized (gain) on securities into earnings	—	—	—	—	—	—	(1,694)	(1,694)
Foreign currency translation	—	—	—	—	—	—	795	795
Net unrealized gain on derivatives designated as cash flow hedges	—	—	—	—	—	—	96,649	96,649
Reclassification of net realized (gain) on derivatives designated as cash flow hedges into earnings	—	—	—	—	—	—	(2,954)	(2,954)
Total comprehensive income								81,581
Stockholders’ equity – June 30, 2006	4,100,000	$102,500	43,999,817	$440	$784,234	$(12,022)	$65,196	$940,348

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)
(dollars in thousands)

	Six Months Ended June 30,
	2007	2006
Cash Flows From Operating Activities
Net income	$73,304	$61,949
Adjustments to reconcile net income to net cash provided by (used in) operating activities (inclusive of amounts related to discontinued operations):
Depreciation and amortization	671	477
Accretion of discount and other amortization	(13,649)	(11,969)
Equity in earnings of unconsolidated subsidiaries	(1,666)	(2,410)
Distributions of earnings from unconsolidated subsidiaries	1,666	2,410
Deferred rent	151	(1,057)
Gain on sale of investments	(9,113)	(7,784)
Unrealized gain on non-hedge derivatives and hedge ineffectiveness	(6,338)	(4,167)
Loss on extinguishment of debt	6,260	—
Provision for credit losses	5,125	3,186
Provision for losses, loans held for sale	5,754	4,127
Other-than-temporary impairment	5,953	—
Purchase of loans held for sale – Notes 4 and 5	(1,089,202)	(1,511,086)
Sale of loans held for sale – Note 5	—	1,507,588
Non-cash directors’ compensation	60	60
Change in:
Restricted cash	71,067	10,958
Receivables and other assets	(10,458)	2,633
Due to affiliates	(5,724)	(1,939)
Accrued expenses and other liabilities	899	3,687
Net cash provided by (used in) operating activities	(965,240)	56,663
Cash Flows From Investing Activities
Purchase of real estate securities	(289,027)	(807,396)
Proceeds from sale of real estate securities	116,555	273,062
Purchase of and advances on loans	(862,978)	(407,862)
Repayments of loan and security principal	632,005	291,759
Margin received on derivative instruments	55,152	—
Return of margin on derivative instruments	(39,960)	30,350
Margin deposits on total rate of return swaps (treated as derivative instruments)	(56,249)	(30,060)
Return of margin deposits on total rate of return swaps (treated as derivative instruments)	59,941	23,593
Proceeds from termination of derivative instruments	24,191	17,955
Proceeds from sale of derivative instrument into Securitization Trust – Note 5	—	5,623
Purchase and improvement of operating real estate	(865)	(806)
Contributions to unconsolidated subsidiaries	(201)	(100)
Distributions of capital from unconsolidated subsidiaries	435	1,214
Net cash used in investing activities	(361,001)	(602,668)

Continued on Page 5

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)
(dollars in thousands)

	Six Months Ended June 30,
	2007	2006
Cash Flows From Financing Activities
Repayments of CBO bonds payable	(984,776)	(10,672)
Issuance of other bonds payable	587,628	240,719
Repayments of other bonds payable	(55,123)	(259,101)
Repayments of notes payable	(35,073)	(74,802)
Borrowings under repurchase agreements	3,399,557	2,305,541
Repayments of repurchase agreements	(1,709,386)	(1,732,662)
Issuance of repurchase agreement subject to ABCP facility	247,409	—
Repayments of repurchase agreement subject to ABCP facility	(110,002)	—
Draws under credit facility	382,800	274,900
Repayments of credit facility	(476,600)	(244,400)
Issuance of junior subordinated notes payable	—	100,100
Issuance of common stock	199,791	—
Costs related to issuance of common stock	—	—
Exercise of common stock options	1,443	1,440
Issuance of preferred stock	50,000
Costs related to issuance of preferred stock	(1,760)	—
Dividends paid	(69,464)	(59,636)
Payment of deferred financing costs	(1,711)	(6,653)
Net cash provided by financing activities	1,424,733	534,774
Net Increase (Decrease) in Cash and Cash Equivalents	98,492	(11,231)
Cash and Cash Equivalents, Beginning of Period	5,371	21,275
Cash and Cash Equivalents, End of Period	$103,863	$10,044
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest expense	$231,226	$156,634
Cash paid during the period for income taxes	$—	$244
Supplemental Schedule of Non-Cash Investing and Financing Activities
Common stock dividends declared but not paid	$38,001	$28,600
Preferred stock dividends declared but not paid	$2,785	$1,552
Foreclosure of loans	$—	$12,200
Acquisition and financing of loans subject to call option	$—	$286,315

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2007
(dollars in tables in thousands, except share data)

1.	GENERAL

Newcastle Investment Corp. (and its subsidiaries, ‘‘Newcastle’’) is a Maryland corporation that was formed in 2002. Newcastle conducts its business through three primary segments: (i) real estate securities and real estate related loans, (ii) residential mortgage loans, and (iii) operating real estate.

Newcastle is organized and conducts its operations to qualify as a real estate investment trust (‘‘REIT’’) for U.S. federal income tax purposes. As such, Newcastle will generally not be subject to U.S. federal corporate income tax on that portion of its net income that is distributed to stockholders if it distributes at least 90% of its REIT taxable income to its stockholders by prescribed dates and complies with various other requirements.

Newcastle is party to a management agreement (the ‘‘Management Agreement’’) with FIG LLC (the ‘‘Manager’’), an affiliate of Fortress Investment Group LLC, under which the Manager advises Newcastle on various aspects of its business and manages its day-to-day operations, subject to the supervision of Newcastle’s board of directors. For its services, the Manager receives an annual management fee and incentive compensation, both as defined in the Management Agreement.

Approximately 5.1 million shares of Newcastle’s common stock were held by the Manager, through its affiliates, and its principals at June 30, 2007. In addition, the Manager, through its affiliates, held options to purchase approximately 1.5 million shares of Newcastle’s common stock at June 30, 2007.

The accompanying consolidated financial statements and related notes of Newcastle have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under U.S. generally accepted accounting principles have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of Newcastle’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These financial statements should be read in conjunction with Newcastle’s consolidated financial statements for the year ended December 31, 2006 and notes thereto included in Newcastle’s annual report on Form 10-K filed with the Securities and Exchange Commission. Capitalized terms used herein, and not otherwise defined, are defined in Newcastle’s consolidated financial statements for the year ended December 31, 2006.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2007
(dollars in tables in thousands, except share data)

2.	INFORMATION REGARDING BUSINESS SEGMENTS

Newcastle conducts its business through three primary segments: real estate securities and real estate related loans, residential mortgage loans, and operating real estate.

Summary financial data on Newcastle’s segments is given below, together with a reconciliation to the same data for Newcastle as a whole:

	Real Estate Securities and Real Estate Related Loans	Residential Mortgage Loans	Operating Real Estate	Unallocated	Total
June 30, 2007 and the Six Months then Ended
Gross revenues	$282,606	$86,877	$2,566	$301	$372,350
Operating expenses	(1,399)	(15,182)	(2,167)	(17,367)	(36,115)
Operating income (loss)	281,207	71,695	399	(17,066)	336,235
Interest expense	(191,375)	(53,200)	(25)	(6,074)	(250,674)
Loss on extinguishment of debt	(7,280)	—	—	—	(7,280)
Other-than-temporary impairment	(5,953)	—	—	—	(5,953)
Depreciation and amortization	—	—	(527)	(144)	(671)
Equity in earnings of unconsolidated subsidiaries	482	—	1,180	4	1,666
Income (loss) from continuing operations	77,081	18,495	1,027	(23,280)	73,323
Income (loss) from discontinued operations	—	—	(19)	—	(19)
Net income (loss)	77,081	18,495	1,008	(23,280)	73,304
Preferred dividends	—	—	—	(5,890)	(5,890)
Income (loss) available for common stockholders	$77,081	$18,495	$1,008	$(29,170)	$67,414
Revenue derived from non-U.S. sources:
Canada	$—	$—	$1,477	$—	$1,477
Total assets	$7,716,085	$2,148,866	$50,270	$108,347	$10,023,568
Long-lived assets outside the U.S.:
Canada	$—	$—	$18,555	$—	$18,555
December 31, 2006
Total assets	$7,366,684	$1,179,547	$48,518	$9,643	$8,604,392
Long-lived assets outside the U.S.:
Canada	$—	$—	$16,553	$—	$16,553
Three Months Ended June 30, 2007
Gross revenues	$147,187	$57,231	$1,282	$221	$205,921
Operating expenses	(786)	(11,746)	(1,087)	(8,510)	(22,129)
Operating income (loss)	146,401	45,485	195	(8,289)	183,792
Interest expense	(98,033)	(33,462)	(19)	(2,403)	(133,917)
Loss of extinguishment of debt	(7,280)	—	—	—	(7,280)
Other-than-temporary impairment	(5,953)	—	—	—	(5,953)
Depreciation and amortization	—	—	(271)	(71)	(342)
Equity in earnings of unconsolidated subsidiaries	212	—	604	3	819
Income (loss) from continuing operations	35,347	12,023	509	(10,760)	37,119
Income from discontinued operations	—	—	(6)	—	(6)
Net income (loss)	35,347	12,023	503	(10,760)	37,113
Preferred dividends	—	—	—	(3,375)	(3,375)
Income (loss) available for common stockholders	$35,347	$12,023	$503	$(14,135)	$33,738
Revenue derived from non-U.S. sources:
Canada	$—	$—	$747	$—	$747

continued on page 8

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2007
(dollars in tables in thousands, except share data)

	Real Estate Securities and Real Estate Related Loans	Residential Mortgage Loans	Operating Real Estate	Unallocated	Total
Six Months Ended June 30, 2006
Gross revenues	$200,458	$49,412	$3,015	$(310)	$252,575
Operating expenses	(1,295)	(9,666)	(1,917)	(15,032)	(27,910)
Operating income (loss)	199,163	39,746	1,098	(15,342)	224,665
Interest expense	(132,097)	(28,919)	—	(3,858)	(164,874)
Depreciation and amortization	—	—	(341)	(136)	(477)
Equity in earnings of unconsolidated subsidiaries	1,346	—	1,063	1	2,410
Income (loss) from continuing operations	68,412	10,827	1,820	(19,335)	61,724
Income from discontinued operations	—	—	225	—	225
Net income (loss)	68,412	10,827	2,045	(19,335)	61,949
Preferred dividends	—	—	—	(4,657)	(4,657)
Income (loss) available for common stockholders	$68,412	$10,827	$2,045	$(23,992)	$57,292
Revenue derived from non-U.S. sources:
Canada	$—	$—	$2,638	$—	$2,638
Three Months Ended June 30, 2006
Gross revenues	$105,265	$23,383	$831	$(452)	$129,027
Operating expenses	(478)	(2,203)	(1,040)	(7,278)	(10,999)
Operating income (loss)	104,787	21,180	(209)	(7,730)	118,028
Interest expense	(69,899)	(14,991)	—	(3,019)	(87,909)
Depreciation and amortization	—	—	(210)	(68)	(278)
Equity in earnings of unconsolidated subsidiaries	645	—	569	1	1,215
Income (loss) from continuing operations	35,533	6,189	150	(10,816)	31,056
Income from discontinued operations	—	—	(26)	—	(26)
Net income (loss)	35,533	6,189	124	(10,816)	31,030
Preferred dividends	—	—	—	(2,329)	(2,329)
Income (loss) available for common shareholders	$35,533	$6,189	$124	$(13,145)	$28,701
Revenue derived from non-U.S. sources:
Canada	$—	$—	$258	$—	$258

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2007
(dollars in tables in thousands, except share data)

Unconsolidated Subsidiaries

The following table summarizes the activity for significant subsidiaries affecting the equity held by Newcastle in unconsolidated subsidiaries:

	Operating Real Estate	Real Estate Loan
Balance at December 31, 2006	$12,528	$10,249
Contributions to unconsolidated subsidiaries	—	—
Distributions from unconsolidated subsidiaries	(766)	(1,345)
Equity in earnings of unconsolidated subsidiaries	1,180	764
Balance at June 30, 2007	$12,942	$9,668

Summarized financial information related to Newcastle’s significant unconsolidated subsidiaries was as follows:

	Operating Real Estate (A) (B)		Real Estate Loan (A) (C)
	June 30, 2007	December 31, 2006	June 30, 2007	December 31, 2006
Assets	$78,751	$78,381	$19,446	$20,615
Liabilities	(52,382)	(52,856)	—	—
Minority interest	(485)	(470)	(110)	(116)
Equity	$25,884	$25,055	$19,336	$20,499
Equity held by Newcastle	$12,942	$12,528	$9,668	$10,249

	Six Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues	$4,075	$3,957	$1,549	$2,723
Expenses	(1,671)	(1,793)	(12)	(17)
Minority interest	(44)	(40)	(9)	(15)
Net income	$2,360	$2,124	$1,528	$2,691
Newcastle’s equity in net income	$1,180	$1,063	$764	$1,346

(A)	The unconsolidated subsidiaries’ summary financial information is presented on a fair value basis, consistent with their internal basis of accounting.
(B)	Included in the operating real estate segment.
(C)	Included in the real estate securities and real estate related loans segment.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2007
(dollars in tables in thousands, except share data)

3.	REAL ESTATE SECURITIES

The following is a summary of Newcastle’s real estate securities at June 30, 2007, all of which are classified as available for sale and are therefore reported at fair value with changes in the fair value recorded in other comprehensive income.

			Gross Unrealized					Weighted Average
Asset Type	Current Face Amount	Amortized Cost Basis	Gains	Losses	Other-than- temporary Impairment	Carrying Value	Number of Securities	S&P Equivalent Rating	Coupon	Yield	Maturity (Years)
CMBS-Conduit	$1,473,057	$1,428,728	$12,481	$(55,695)	$—	$1,385,514	196	BBB	5.83%	6.49%	6.59
CMBS-Large Loan	654,064	653,834	351	(3,473)	—	650,712	52	BBB−	6.85%	6.88%	2.39
CMBS- CDO	16,000	14,518	—	(1,398)	—	13,120	1	BB	10.61%	12.31%	8.13
CMBS- B-Note	269,756	258,156	2,340	(2,066)	—	258,430	39	BB	6.58%	7.57%	5.73
Unsecured REIT Debt	938,056	952,775	6,957	(16,667)	—	943,065	95	BBB−	6.36%	5.99%	5.59
ABS-Manufactured Housing	61,839	59,737	6	(3,162)	—	56,581	9	BBB−	6.68%	7.48%	6.09
ABS-Subprime	643,695	632,145	505	(44,979)	(5,953)	581,718	122	BBB+	7.10%	7.68%	2.11
ABS-Franchise	66,331	66,351	1,145	(2,071)	—	65,425	20	BBB+	7.36%	7.85%	4.91
Agency RMBS (C)	1,316,596	1,329,658	875	(12,182)	—	1,318,351	43	AAA	5.31%	5.27%	4.41
Subtotal/Average (A)	5,439,394	5,395,902	24,660	(141,693)	(5,953)	5,272,916	577	A−	6.15%	6.38%	4.79
Retained Securities (B)	37,555	34,815	—	(5,905)	—	28,910	3	BBB−	7.70%	11.05%	2.75
Residual interest (B)	36,521	36,521	—	—	—	36,521	1	NR	0.00%	18.77%	2.08
Total/Average	$5,513,470	$5,467,238	$24,660	$(147,598)	$(5,953)	$5,338,347	581	BBB+	6.12%	6.50%	4.76

(A)	The total current face amount of fixed rate securities was $4.4 billion, and of floating rate securities was $1.1 billion.
(B)	Represents the retained bonds and equity from the Securitization Trust 2006 related to a pool of subprime mortgage loans as described in Note 5. These securities have been treated as part of the residential mortgage loan segment — see Note 2. The residual does not have a stated coupon and therefore its coupon has been treated as zero for purposes of the table.
(C)	Agency RMBS have an implied AAA rating.

Unrealized losses that are considered other-than-temporary are recognized currently in income. In the quarter ended June 30, 2007, Newcastle recorded an other-than-temporary impairment charge of $6.0 million relating to five ABS — Subprime securities with a face amount of $17.6 million. Management closely monitors market valuations and, based on the results of recent market events, has concluded that five securities are other-than-temporarily impaired under the guidance provided by the Financial Accounting Standards Board (FASB). The remaining unrealized losses on Newcastle’s securities are primarily the result of market factors, rather than credit impairment, and Newcastle has performed credit analyses in relation to such securities which support its belief that the carrying values of such securities are fully recoverable over their expected holding period. None of the securities had principal in default as of June 30, 2007. Although management expects to hold these securities until their recovery, there is no assurance that such securities will not be sold or at what price they may be sold.

			Gross Unrealized				Weighted Average
Securities in an Unrealized Loss Position	Current Face Amount	Amortized Cost Basis	Gains	Losses	Carrying Value	Number of Securities	S&P Equivalent Rating	Coupon	Yield	Maturity (Years)
Less Than Twelve Months	$2,691,061	$2,644,559	$—	$(72,188)	$2,572,371	274	A−	6.12%	6.41%	5.14
Twelve or More Months	1,502,334	1,506,603	—	(75,410)	1,431,193	149	A−	5.71%	5.69%	5.13
Total	$4,193,395	$4,151,162	$—	$(147,598)	$4,003,564	423	A−	5.97%	6.15%	5.14

As of June 30, 2007, Newcastle had $127.6 million of restricted cash held in CBO financing structures pending its investment in real estate securities and loans.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2007
(dollars in tables in thousands, except share data)

4.	REAL ESTATE RELATED LOANS, RESIDENTIAL MORTGAGE LOANS AND SUBPRIME MORTGAGE LOANS

The following is a summary of real estate related loans, residential mortgage loans and subprime mortgage loans at June 30, 2007. The loans contain various terms, including fixed and floating rates, self-amortizing and interest only. They are generally subject to prepayment.

Loan Type	Current Face Amount	Carrying Value	Loan Count	Wtd. Avg. Yield	Weighted Average Maturity (Years) (E)	Delinquent Carrying Amount (F)
Mezzanine Loans (A)	$1,038,358	$1,034,558	26	9.30%	2.53	$—
B-Notes	403,118	401,583	13	8.28%	2.23	—
Bank Loans	398,229	398,072	12	7.91%	4.45	—
Whole Loans	109,051	109,513	4	10.27%	1.39	—
ICH Loans (B)	117,760	117,063	65	7.64%	0.64	1,740
Total Real Estate Related Loans	$2,066,516	$2,060,789	120	8.79%	2.67	$1,740
Residential Loans	$116,595	$119,587	375	6.38%	2.78	$5,063
Manufactured Housing Loans	588,659	578,866	16,878	8.55%	6.11	4,277
Total Residential Mortgage Loans	$705,254	$698,453	17,253	8.18%	5.56	$9,340
Subprime Mortgage Loans Held for Sale (D)	$1,132,914	$1,095,821	4,855	7.74%	2.72	$—
Subprime Mortgage Loans Subject to Call Option (C)	$299,176	$289,742

(A)	One of these loans has an $8.9 million contractual exit fee which Newcastle will begin to accrue when management believes it is probable that such exit fee will be received.
(B)	In October 2003, pursuant to FIN No. 46, Newcastle consolidated an entity which holds a portfolio of commercial mortgage loans which has been securitized. This investment, which is referred to as the ICH CMO, was previously treated as a non-consolidated residual interest in such securitization. The primary effect of the consolidation is the requirement that Newcastle reflect the gross loan assets and gross bonds payable of this entity in its financial statements.
(C)	See Note 5.
(D)	See Note 5. This portfolio of residential mortgage loans to subprime borrowers (the ‘‘Subprime Portfolio II’’) is considered ‘‘held for sale’’ and carried at the lower of cost or fair value. Furthermore, the acquisition of loans held for sale is considered an operating activity for statement of cash flow purposes. The carrying value of the loans at June 30, 2007 included approximately $11.3 million related to principal and interest receivable, and ($5.0) million of basis adjustment.
(E)	The weighted average maturities for the residential loan portfolio and the two manufactured housing loan portfolios were calculated based on constant prepayment rates (CPR) of 30%, 8% and 9%, respectively.
(F)	This face amount of loans is 60 or more days past due, in foreclosure or real estate owned,

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2007
(dollars in tables in thousands, except share data)

representing 4.3% and 0.7% of the total current face amounts of the Residential Loans and the Manufactured Housing Loans, respectively.

The following is a reconciliation of loss allowance.

	Real Estate Related Loans	Residential Mortgage Loans
Balance at December 31, 2006	$(2,150)	$(7,256)
Provision for credit losses	(300)	(4,825)
Realized losses	1,310	5,699
Balance at June 30, 2007	$(1,140)	$(6,382)

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

As of June 30, 2007, Newcastle held an aggregate of $285.4 million notional amount of total rate of return swaps on 7 reference assets on which it had deposited $43.1 million of margin. These total rate of return swaps had an aggregate fair value of approximately $0.7 million, a weighted average receive interest rate of LIBOR + 2.32%, a weighted average pay interest rate of LIBOR + 0.62%, and a weighted average swap maturity of 0.77 years.

5.	SECURITIZATION OF SUBPRIME MORTGAGE LOANS

Subprime Portfolio I

In March 2006, Newcastle, through a consolidated subsidiary, acquired a portfolio of approximately 11,300 residential mortgage loans to subprime borrowers (the ‘‘Subprime Portfolio I’’) for $1.50 billion. The loans are being serviced by Nationstar Mortgage, LLC, an affiliate of the Manager, for a servicing fee equal to 0.50% per annum on the unpaid principal balance of the Subprime Portfolio I.

In April 2006, Newcastle, through Newcastle Mortgage Securities Trust 2006-1 (the ‘‘Securitization Trust 2006’’), closed on a securitization of the Subprime Portfolio I. The Securitization Trust 2006 is not consolidated by Newcastle. Newcastle sold the Subprime Portfolio I and the related interest rate swap to the Securitization Trust 2006. The Securitization Trust 2006 issued $1.45 billion of notes. Newcastle retained $37.6 million face amount of the low investment grade notes and all of the equity issued by the Securitization Trust 2006. The notes have a stated maturity of March 25, 2036. Newcastle, as holder of the equity of the Securitization Trust 2006, has the option to redeem the notes once the aggregate principal balance of the Subprime Portfolio I is equal to or less than 20% of such balance at the date of the transfer. The proceeds from the securitization were used to repay the repurchase agreement described above.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2007
(dollars in tables in thousands, except share data)

The transaction between Newcastle and the Securitization Trust 2006 qualified as a sale for accounting purposes. However, 20% of the loans which are subject to call option by Newcastle were not treated as being sold and are classified as ‘‘held for investment’’ subsequent to the completion of the securitization. Following the securitization, Newcastle held the following interests in the Subprime Portfolio I: (i) the equity of the Securitization Trust 2006, recorded in Real Estate Securities, Available for Sale, (ii) the retained notes as described above, which have been financed, and (iii) subprime mortgage loans subject to call option and related financing in the amount of 100% of such loans.

The following table presents information on the retained interests in the securitization of the Subprime Portfolio I, which include the residual interest and the retained notes described above, and the sensitivity of their fair value to call date for immediate 10% and 20% adverse changes in the assumptions utilized in calculating such fair value, at June 30, 2007:

Total securitized loans (unpaid principal balance) (A)	$1,037,701
Loans subject to call option (carrying value)	$289,742
Retained interests (fair value) (B)	$65,431
Weighted average life (years) of residual interest	2.08
Expected credit losses (C)	5.3%
Effect on fair value of retained interests of 10% adverse change	$(2,783)
Effect on fair value of retained interests of 20% adverse change	$(5,697)
Weighted average constant prepayment rate (D)	30.4%
Effect on fair value of retained interests of 10% adverse change	$(3,190)
Effect on fair value of retained interests of 20% adverse change	$(5,547)
Discount rate	18.8%
Effect on fair value of retained interests of 10% adverse change	$(2,039)
Effect on fair value of retained interests of 20% adverse change	$(3,999)

(A)	Average loan seasoning of 22 months at June 30, 2007.

(B)	At June 30, 2007, included in retained interests is the unamortized cost of retained notes of $34.8 million with a fair value of $28.9 million based on dealer quotations.

(C)	Represents the percentage of losses on the original principal balance of the loans at the time of securitization (April 2006) to the maturity of the loans.

(D)	Represents the weighted average prepayment rate for the loans as of June 30, 2007 until maturity of such loans.

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

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2007
(dollars in tables in thousands, except share data)

The following table summarizes principal amounts outstanding and delinquencies of the securitized loans as of June 30, 2007 and net credit losses for the period then ended:

Loan unpaid principal balance (UPB)	$1,037,701
Delinquencies of 60 or more days (UPB)	$56,470
Net credit losses	$766

Delinquencies include loans 60 or more days past due, in foreclosure or real estate owned, representing 5.44% of the total unpaid principal balance. Newcastle received net cash inflows of $13.7 million from the retained interests during the six months ended June 30, 2007.

The weighted average yield of the retained notes was 11.05% as of June 30, 2007. The loans subject to call option and the corresponding financing recognize interest income and expense based on the expected weighted average coupon of the loans subject to call option at the call date of 9.24%.

Subprime Portfolio II

In March 2007, Newcastle entered into an agreement to acquire a portfolio of approximately 7,300 residential mortgage loans to subprime borrowers (the ‘‘Subprime Portfolio II’’) for up to $1.7 billion of unpaid principal balance. Following its due diligence review, Newcastle funded $1.3 billion or approximately 75% of the original commitment. The agreement between the seller and Newcastle requires the seller to repurchase any delinquent loans for three months following Newcastle’s acquisition. The loans are being serviced by Nationstar Mortgage LLC, an affiliate of the Manager, for a servicing fee equal to 0.50% per annum on the unpaid principal balance of the Subprime Portfolio II.

As a result of the repurchase as well as borrower repayments, the unpaid principal balance of the portfolio as of June 30, 2007 is $1.1 billion, or approximately 64% of the original commitment. This acquisition was initially funded with a repurchase agreement which bore interest at LIBOR + 0.60%. A write down of $5.8 million due to changes in market interest rates was recorded to Provisions for Losses, Loans Held for Sale in June 2007 related to these loans. No write down for credit was recorded related to these loans. Newcastle entered into an interest rate swap in order to hedge its exposure to the risk of changes in market interest rates with respect to the Subprime Portfolio II. In April 2007, this swap was de-designated as a hedge for accounting purposes and a non-hedge derivative gain of $5.8 million was recorded to Other Income in the second quarter of 2007. The swap was terminated at the time of pricing in June 2007.

In July 2007, Newcastle, through Newcastle Mortgage Securities Trust 2007-1 (the ‘‘Securitization Trust 2007’’), closed on a securitization of the Subprime Portfolio II. The Securitization Trust 2007 is not consolidated by Newcastle. Newcastle sold the Subprime Portfolio II to the Securitization Trust 2007. The Securitization Trust 2007 issued $1.02 billion face amount of notes and entered into an interest rate swap agreement to hedge its exposure to the risk of changes in market interest rates. Newcastle retained $38.8 million face amount of the investment grade notes and all of the equity issued by the Securitization Trust 2007. The notes have a stated maturity of April 25, 2037. Newcastle, as holder of the equity of the Securitization Trust 2007, has the option to redeem the notes once the aggregate principal balance of the Subprime Portfolio II is equal to or less than 10% of such balance at the date of the transfer. The proceeds from the securitization were used to repay the repurchase agreement described above.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2007
(dollars in tables in thousands, except share data)

The transaction between Newcastle and the Securitization Trust 2007 qualified as a sale for accounting purposes, resulting in a nominal amount being recorded to earnings in July 2007. However, 10% of the loans which are subject to call option by Newcastle were not treated as being sold and are classified as ‘‘held for investment’’ subsequent to the completion of the securitization.

Following the securitization, Newcastle held the following interests in the Subprime Portfolio II, all valued at the date of securitization: (i) the $46.0 million equity of the Securitization Trust 2007, (ii) the $35.0 million of retained notes ($38.8 million face amount), and (iii) subprime mortgage loans subject to call option of $107.5 million and related financing in the amount of 100% of such loans.

The key assumptions utilized in measuring the $46.0 million fair value of the equity, or residual interest, to call date in the Securitization Trust were as follows:

Weighted average life (years) of residual interest	3.75
Expected credit losses	8.2%
Weighted average constant prepayment rate	25.9%
Discount rate	21.6%

The weighted average yield of the retained bonds was 10.6% as of the date of securitization. The loans subject to call option and the corresponding financing will recognize interest income and expense based on the expected weighted average coupon of the loans subject to future repurchase at the call date.

The residual equity interest and the retained bonds will be reported as real estate securities, available for sale. The retained loans and corresponding financing will be reported as separate line items on our balance sheet.

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
JUNE 30, 2007
(dollars in tables in thousands, except share data)

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

In March 2007, Newcastle issued 2.0 million shares ($50.0 million face amount) of its 8.375% Series D Cumulative Redeemable Preferred Stock (the ‘‘Series D Preferred’’) for net proceeds of approximately $48.4 million. The Series D Preferred is non-voting, has a $25 per share liquidation preference, no maturity date and no mandatory redemption. Newcastle has the option to redeem the Series D Preferred beginning in March 2012.

In March 2007, Newcastle acquired a portfolio of subprime loans which was subsequently securitized in July 2007. Refer to Note 5.

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

In May 2007, Newcastle completed its tenth CBO financing to term finance an $825.0 million portfolio of real estate related loans and securities. Newcastle issued, through a consolidated subsidiary, $710.5 million of investment grade notes in the offering. At closing, the investment grade notes had an initial weighted average spread over LIBOR of 0.70% and a weighted average life of 7 years. Approximately 82%, or $585.8 million, of the investment grade notes are rated AAA through AA− and were sold to third parties. The remaining $124.7 million of investment grade notes rated A+ through BBB− have been retained by Newcastle and financed. Newcastle has also retained the below investment grade notes and preferred shares of the offering.

In May 2007, Newcastle entered into a facility, in the form of a repurchase agreement, with a major investment bank to finance acquisitions of real estate related securities and loans from time to time. The facility provides for the financing of assets of up to $400.0 million and bears interest at LIBOR plus an applicable spread, which varies depending on the type of assets being financed. The facility has a one year maturity.

In June 2007, Newcastle redeemed securities issued in two prior CBOs with face amounts totaling $932.0 million. At the same time, Newcastle entered into a repurchase agreement with a major investment bank to interim finance the assets from the two redeemed CBOs. In July 2007, Newcastle completed its eleventh CBO financing to term finance a $1.4 billion portfolio of real estate securities. Newcastle issued, through a consolidated subsidiary, $1,288 million of investment grade notes were in the offering. The proceeds from this offering were used to redeem a CBO in July with a face amount of $444.0 million of issued securities and to repay the repurchase agreement related to the redemption of the two prior CDOs in June 2007. At closing, the investment grade notes had an initial weighted average spread over LIBOR of 0.36% and a

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2007
(dollars in tables in thousands, except share data)

remaining term to expected maturity of 10 years. Approximately 97% or $1,248 million of the investment grade notes were rated AAA through AA and were sold to third parties. The remaining $40.0 million of investment grade notes, rated A, were retained by Newcastle and financed. Newcastle also retained the remaining $112.0 million of the subordinated capital structure. As a result of the redemption, Newcastle incurred one-time cash costs, representing early termination payments, of $4.7 million and non-cash charges related to the write-off of deferred financing fees and expenses of $8.3 million. Of these amounts, $7.3 million was recorded in the second quarter of 2007, representing $1.0 million of cash costs and $6.3 million of non-cash charges related to the securities redeemed. The remaining $5.7 million will be reported in the third quarter representing $3.7 million of cash costs and $2.0 million of non-cash charges. In connection with this transaction, Newcastle sold $95.6 million and $82.6 million face amount of assets in the second quarter and third quarter of 2007, respectively. As a result, a portion of the costs incurred will be offset by the gain on sale from these assets.

In August 2007, Newcastle’s board of directors approved a potential repurchase of up to $100 million of Newcastle’s common stock. As of August 7, 2007, no shares have been repurchased.

7.	DERIVATIVE INSTRUMENTS

The following table summarizes the notional amounts and fair (carrying) values of Newcastle’s derivative financial instruments, excluding the total rate of return swap arrangements described in Note 4, as of June 30, 2007.

	Notional Amount	Fair Value	Longest Maturity
Interest rate swaps, treated as hedges (A)	$4,136,479	$72,147	July 2017
Interest rate caps, treated as hedges (A)	237,306	7	March 2009
Non-hedge derivative obligations (A) (B)	456,550	(4,059)	July 2038

(A)	Included in Derivative Assets or Derivative Liabilities, as applicable. Derivative Liabilities also include accrued interest.

(B)	Represents two essentially offsetting interest rate caps and two essentially offsetting interest rate swaps, each with notional amounts of $32.5 million, an interest rate cap with a notional amount of $17.5 million, the swaps related to a CBO with a notional amount of $308.0 million which were de-designated as hedges for accounting purposes and a swap that economically hedges a fixed rate asset but did not qualify for hedge accounting with a notional amount of $1.1 million.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2007
(dollars in tables in thousands, except share data)

8.	EARNINGS PER SHARE

Newcastle is required to present both basic and diluted earnings per share (‘‘EPS’’). Basic EPS is calculated by dividing net income available for common stockholders by the weighted average number of shares of common stock outstanding during each period. Diluted EPS is calculated by dividing net income available for common stockholders by the weighted average number of shares of common stock outstanding plus the additional dilutive effect of common stock equivalents during each period. Newcastle’s common stock equivalents are its outstanding stock options. Net income available for common stockholders is equal to net income less preferred dividends.

The following is a reconciliation of the weighted average number of shares of common stock outstanding on a diluted basis.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Weighted average number of shares of common stock outstanding, basic	52,273,988	43,990,635	49,936,428	43,967,854
Dilutive effect of stock options, based on the treasury stock method	193,031	80,675	221,657	99,791
Weighted average number of shares of common stock outstanding, diluted	52,467,019	44,071,310	50,158,085	44,067,645

As of June 30, 2007, Newcastle’s outstanding options were summarized as follows:

Held by the Manager	1,457,222
Issued to the Manager and subsequently transferred to certain of the Manager’s employees	1,027,387
Held by the independent directors	14,000
Total	2,498,609

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We employ leverage in order to achieve our return objectives. We do not have a predetermined target debt to equity ratio as we believe the appropriate leverage for the particular assets we are financing depends on the credit quality of those assets. As of June 30, 2007, our debt to equity ratio was approximately 6.3 to 1. On a pro forma basis, this ratio would be 6.1 to 1 after adjustments for the off-balance sheet securitization of Subprime Portfolio II in July 2007 and if the trust preferred securities we issued in March 2006 were considered equity for purposes of this computation.

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

In the first six months of 2007, credit spreads widened, increasing the yield we can earn on certain new investments. This widening of credit spreads and increasing interest rates caused the net unrealized gains on our securities and derivatives, recorded in accumulated other comprehensive income, and therefore our book value per share, to decrease and resulted in net unrealized losses. One of the key drivers for the widening of credit spreads has been the recent disruption in the subprime mortgage lending sector. Furthermore, this widening of credit spreads has spilled over to the CMBS sector as well as to the financing market.

If credit spreads widen, we expect that our new investment activities will benefit and our earnings will increase, although our net book value per share, and the ability to realize gains from existing investments, may decrease.

In addition to widening credit spreads, the recent disruption in the subprime mortgage lending sector has adversely affected the market in which we operate in a number of other ways. For example, the market disruption has reduced the trading activity for many real estate securities, resulting in less liquid markets for those securities. As the securities held by us and many other companies in our industry are marked to market at the end of each quarter, the decreased liquidity and concern over market conditions have resulted in what we believe are relatively conservative mark-to-market valuations of many real estate securities in the second quarter. These lower valuations have affected us by, among other things, decreasing our net book value and in contributing to our decision to record an other than temporary non-cash impairment (discussed below under ‘‘Application of Critical Accounting Policies’’) — despite the fact that we have not experienced a decrease in current cash flows from the securities whose mark-to-market value has decreased. In addition, Standard & Poor’s and Moody’s have recently issued a series of credit rating downgrades on various real estate securities. While neither the number nor the amount of our securities that were downgraded was material, we and other market participants may face additional downgrades of our securities in the future.

We do not currently know the full extent to which this recent disruption will affect us or the markets in which we operate. If the disruption continues, we may experience future tightening of liquidity, additional impairment charges and increased margin requirements as well as challenges in raising additional capital and obtaining investment financing on attractive terms. Currently, we do not expect the market developments of which we are aware to have a materially negative impact on our business or results of operations. Based on our cash balances and committed financing, including our line of credit and warehouse facilities, we have sufficient liquidity in the current market environment. Moreover, these developments may produce a number of attractive investment opportunities to us in the future.

Certain aspects of these effects are more fully described in ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations — Interest Rate, Credit and Spread Risk’’ as well as in ‘‘Quantitative and Qualitative Disclosures About Market Risk.’’

Organization

Our initial public offering occurred in October 2002. The following table presents information on shares of our common stock issued since our formation:

Year	Shares Issued	Range of Issue Prices (1)	Net Proceeds (millions)
Formation	16,488,517	N/A	N/A
2002	7,000,000	$13.00	$80.0
2003	7,886,316	$20.35 – $22.85	$163.4
2004	8,484,648	$26.30 – $31.40	$224.3
2005	4,053,928	$29.60	$108.2
2006	1,800,408	$29.42	$51.2
Six Months Ended 2007	7,065,362	$27.75 – $31.30	$201.3
June 30, 2007	52,779,179

(1)	Excludes prices of shares issued pursuant to the exercise of options and of shares issued to Newcastle’s independent directors.

As of June 30, 2007, approximately 5.1 million shares of our common stock were held by our manager, through affiliates, and its principals. In addition, our manager, through its affiliates, held options to purchase approximately 1.5 million shares of our common stock at June 30, 2007.

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

Revenues attributable to each segment are disclosed below (unaudited) (in thousands).

For the Six Months Ended June 30,	Real Estate Securities and Real Estate Related Loans	Residential Mortgage Loans	Operating Real Estate	Unallocated	Total
2007	$282,606	$86,877	$2,566	$301	$372,350
2006	$200,458	$49,412	$3,015	$(310)	$252,575

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (‘‘GAAP’’). The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that could affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. Actual results could differ from these estimates. Management believes that the estimates and assumptions utilized in the preparation of the consolidated financial statements are prudent and reasonable. Actual results have been in line with management’s estimates and judgments used in applying each of the accounting policies described below. The following is a summary of our accounting policies that are most effected by judgments, estimates and assumptions.

Variable Interest Entities

In December 2003, Financial Accounting Standards Board Interpretation (‘‘FIN’’) No. 46R ‘‘Consolidation of Variable Interest Entities’’ was issued as a modification of FIN 46. FIN 46R clarified the methodology for determining whether an entity is a variable interest entity (‘‘VIE’’) and the methodology for assessing who is the primary beneficiary of a VIE. VIEs are defined as entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. A VIE is required to be consolidated by its primary beneficiary, and only by its primary beneficiary, which is defined as the party who will absorb a majority of the VIE’s expected losses or receive a majority of the expected residual returns as a result of holding variable interests.

Prior to the adoption of FIN 46R, we consolidated our existing CBO transactions (the ‘‘CBO Entities’’) because we own the entire equity interest in each of them, representing a substantial portion of their capitalization, and we control the management and resolution of their assets. We have determined that certain of the CBO Entities are VIEs and that we are the primary beneficiary of each of these VIEs and therefore continue to consolidate them. We have also determined that the application of FIN 46R did not result in a change in our accounting for any other entities which were previously consolidated. However, it did cause us to consolidate one entity which was previously not consolidated, ICH CMO, as described below under ‘‘Liquidity and Capital Resources.’’ Furthermore, as a result of FIN 46R, we are precluded from consolidating our wholly owned subsidiary which has issued trust preferred securities as described in ‘‘Liquidity and Capital Resources’’ below. We will continue to analyze future CBO entities, as well as other investments, pursuant to the requirements of FIN 46R. These analyses require considerable judgment in determining the primary beneficiary of a VIE since they involve subjective probability weighting of subjectively determined possible cash flow scenarios. The result could be the consolidation of an entity acquired or formed in the future that would otherwise not have been consolidated or the non-consolidation of such an entity that would otherwise have been consolidated.

Valuation and Impairment of Securities

We have classified our real estate securities as available for sale. As such, they are carried at fair value with net unrealized gains or losses reported as a component of accumulated other comprehensive income. Fair value is based primarily upon broker quotations, as well as counterparty quotations, which provide valuation estimates based upon reasonable market order indications or a good faith estimate thereof. These quotations are subject to significant variability based on market conditions, such as interest rates and credit spreads. Changes in market conditions, as well as changes in the assumptions or methodology used to determine fair value, could result in a significant increase or decrease in our book equity. We must also assess whether unrealized losses on securities, if any, reflect a decline in value which is other than temporary and, accordingly, write the impaired security down to its value through earnings. For example, a decline in value is deemed to be other than temporary if it is probable that we will be unable to collect all amounts due according to the contractual terms of a security which was not impaired at acquisition, or if we do not have the ability and intent to hold a security in an unrealized loss position until its anticipated recovery (if any). Temporary declines in value generally result from changes in market factors, such as market interest rates and credit spreads, or from certain macroeconomic events, including market disruptions and supply changes, which do not directly impact our ability to collect amounts contractually due. We continually evaluate the credit status of each of our securities and the collateral supporting our securities. This evaluation includes a review of the credit of the issuer of the security (if applicable), the credit rating of the security, the key terms of the security (including credit support), debt service coverage and loan to value ratios, the performance of the pool of underlying loans and the estimated value of the collateral supporting such loans, including the effect of local, industry and broader economic trends and factors. These factors include loan default expectations and loss severities, which are analyzed in connection with a particular security’s credit support, as well as prepayment rates. The result of this evaluation is considered in relation to the amount of the unrealized loss and the period elapsed since it was incurred. In the quarter ended June 30, 2007, we recorded an other-than-temporary impairment charge of $6.0 million relating to five ABS — Subprime securities with a face amount of $17.6 million. Significant judgment is required in this analysis.

Revenue Recognition on Securities

Income on these securities is recognized using a level yield methodology based upon a number of cash flow assumptions that are subject to uncertainties and contingencies. Such assumptions include the rate and timing of principal and interest receipts (which may be subject to prepayments and defaults). These assumptions are updated on at least a quarterly basis to reflect changes related to a particular security, actual historical data, and market changes. These uncertainties and contingencies are difficult to predict and are subject to future events, and economic and market conditions, which may alter the assumptions. For securities acquired at a discount for credit losses, the net income recognized is based on a ‘‘loss adjusted yield’’ whereby a gross interest yield is recorded to Interest Income, offset by a provision for probable, incurred credit losses which is accrued on a periodic basis to Provision for Credit Losses. The provision is determined based on an evaluation of the credit status of securities, as described in connection with the analysis of impairment above.

Valuation of Derivatives

Similarly, our derivative instruments are carried at fair value pursuant to Statement of Financial Accounting Standards (‘‘SFAS’’) No. 133 ‘‘Accounting for Derivative Instruments and Hedging Activities,’’ as amended. Fair value is based on counterparty quotations. To the extent they qualify as cash flow hedges under SFAS No. 133, net unrealized gains or losses are reported as a component of accumulated other comprehensive income; otherwise, they are reported currently in income. To the extent they qualify as fair value hedges, net unrealized gains or losses on both the derivative and the related portion of the hedged item are reported currently in income. Fair values of such derivatives are subject to significant variability based on many of the same factors as the securities discussed above. The results of such variability could be a significant increase or decrease in our book equity and/or earnings.

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

Revenue Recognition on Loans

Income on these loans is recognized similarly to that on our securities and is subject to similar uncertainties and contingencies, which are also analyzed on at least a quarterly basis. For loan pools acquired at a discount for credit losses, the net income recognized is based on a ‘‘loss adjusted yield’’ whereby a gross interest yield is recorded to Interest Income, offset by a provision for probable, incurred credit losses which is accrued on a periodic basis to Provision for Credit Losses. The provision is determined based on an evaluation of the loans as described under ‘‘Impairment of Loans’’ above. A rollforward of the provision is included in Note 4 to our consolidated financial statements.

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

Accounting Treatment for Certain Investments Financed with Repurchase Agreements

We owned $219.8 million of assets purchased from particular counterparties which are financed via $171.7 million of repurchase agreements with the same counterparties at June 30, 2007. Currently, we record such assets and the related financings gross on our balance sheet, and the corresponding interest income and interest expense gross on our income statement. In addition, if the asset is a security, any change in fair value is reported through other comprehensive income (since it is considered ‘‘available for sale’’).

However, in a transaction where assets are acquired from and financed under a repurchase agreement with the same counterparty, the acquisition may not qualify as a sale from the seller’s perspective; in such cases, the seller may be required to continue to consolidate the assets sold to us, based on their ‘‘continuing involvement’’ with such investments. The result is that we may be precluded from presenting the assets gross on our balance sheet as we currently do, and may instead be required to treat our net investment in such assets as a derivative.

If it is determined that these transactions should be treated as investments in derivatives, the interest rate swaps entered into by us to hedge our interest rate exposure with respect to these transactions would no longer qualify for hedge accounting, but would, as the underlying asset transactions, also be marked to market through the income statement.

This potential change in accounting treatment does not affect the economics of the transactions but does affect how the transactions are reported in our financial statements. Our cash flows, our liquidity and our ability to pay a dividend would be unchanged, and we do not believe our taxable income would be affected. Our net income and net equity would not be materially affected. In addition, this would not affect Newcastle’s status as a REIT or cause it to fail to qualify for its

Investment Company Act exemption. This issue has been addressed in the proposed accounting standard FSP FAS 140-d, ‘‘Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.’’ If this standard is ratified as proposed, we would likely have to adopt a net treatment for these transactions. If we were to change our current accounting treatment for these transactions, our total assets and total liabilities would each be reduced by approximately $172.2 million at June 30, 2007.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), ‘‘Share-Based Payment,’’ which requires all equity-based payments to employees to be recognized using a fair value based method. Our policy is to expense all equity-based compensation awards granted or modified under the fair value recognition provisions of SFAS 123. On January 1, 2006, we adopted SFAS No. 123(R) using the modified prospective method. Under this method prior period amounts are not restated. The adoption of SFAS 123(R) did not have a material impact on our historical financial statements.

In June 2006, the Financial Accounting Standards Board (‘‘FASB’’) issued Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109’’ (‘‘FIN 48’’). FIN 48 requires companies to recognize the tax benefits of uncertain tax positions only where the position is ‘‘more likely than not’’ to be sustained assuming examination by tax authorities. The tax benefit recognized is the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material impact on our financial condition, liquidity or results of operations.

In February 2006, the FASB issued Statement of Financial Accounting Standards (‘‘SFAS’’) No. 155, ‘‘Accounting for Certain Hybrid Financial Instruments,’’ which amends SFAS 133, ‘‘Accounting for Derivative Instruments and Hedging Activities,’’ and SFAS 140, ‘‘Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.’’ SFAS 155 provides, among other things, that (i) for embedded derivatives which would otherwise be required to be bifurcated from their host contracts and accounted for at fair value in accordance with SFAS 133 an entity may make an irrevocable election, on an instrument-by-instrument basis, to measure the hybrid financial instrument at fair value in its entirety, with changes in fair value recognized in earnings and (ii) concentrations of credit risk in the form of subordination are not considered embedded derivatives. SFAS 155 is effective for all financial instruments acquired, issued or subject to remeasurement after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Upon adoption, differences between the total carrying amount of the individual components of an existing bifurcated hybrid financial instrument and the fair value of the combined hybrid financial instrument should be recognized as a cumulative effect adjustment to beginning retained earnings. Prior periods are not restated. The adoption of SFAS 155 did not have a material impact on our financial statements.

In September 2006, the FASB cleared Statement of Position No. 07-1, ‘‘Clarification of the Scope of the Audit and Accounting Guide — Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies’’ (‘‘SOP 07-1’’) for issuance. SOP 07-1 addresses whether the accounting principles of the Audit and Accounting Guide for Investment Companies may be applied to an entity by clarifying the definition of an investment company and whether those accounting principles may be retained by a parent company in consolidation or by an investor in the application of the equity method of accounting. SOP 07-1 will apply to reporting periods beginning on or after December 15, 2007. We are currently evaluating the potential effect on our financial condition, liquidity and results of operations upon adoption of SOP 07-1.

In September 2006, the FASB issued SFAS No. 157, ‘‘Fair Value Measurements.’’ SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 applies to reporting periods beginning after November 15, 2007. We are currently evaluating the potential effect on our financial condition, liquidity and results of operations upon adoption of SFAS 157.

In February 2007, the FASB issued SFAS No. 159, ‘‘The Fair Value Option for Financial Assets and Financial Liabilities.’’ SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 applies to reporting periods beginning after November 15, 2007. We are currently evaluating the potential effect on our financial condition, liquidity and results of operations upon adoption of SFAS 159.

RESULTS OF OPERATIONS

The following table summarizes the changes in our results of operations from the three and six months ended June 30, 2007 to the three and six months ended June 30, 2006 (dollars in thousands):

	Period to Period Change		Period to Period Percent Change
	Six Months Ended June 30, 2007/2006	Three Months Ended June 30, 2007/2006	Six Months Ended June 30, 2007/2006	Three Months Ended June 30, 2007/2006	Explanation
Interest income	$115,974	$67,660	48.7%	54.5%	(1)
Rental and escalation income	(207)	548	(7.4%)	70.8%	(2)
Gain on sale of investments	1,768	1,484	23.8%	27.0%	(3)
Other income	2,240	7,202	52.6%	497.0%	(4)
Interest expense	85,800	46,008	52.0%	52.3%	(1)
Gain (loss) on extinguishment of debt	7,280	7,280	N/A	N/A	(5)
Property operating expense	313	95	17.7%	10.0%	(2)
Loan and security servicing expense	2,273	2,296	66.7%	163.8%	(1)
Provision for credit losses	1,939	1,910	60.9%	162.0%	(6)
Provision for losses, loans held for sale	1,627	5,754	39.4%	N/A	(7)
Other-than-temporary impairment	5,953	5,953	N/A	N/A	(8)
General and administrative expense	24	317	0.9%	27.3%	(9)
Management fee to affiliate	1,506	1,071	21.7%	30.8%	(10)
Incentive compensation to affiliate	523	(313)	9.2%	(11.0%)	(10)
Depreciation and amortization	194	64	40.7%	23.0%	(2)
Equity in earnings of unconsolidated subsidiaries	(744)	(396)	(30.9%)	(32.6%)	(11)
Income from continuing operations	$11,599	$6,063	18.8%	19.5%

(1)	Changes in interest income and expense are primarily related to our acquisition and disposition during these periods of interest bearing assets and related financings, as follows:

	Six Months Ended June 30, 2007/2006		Three Months Ended June 30, 2007/2006
	Period to Period Increase (Decrease)
	Interest Income	Interest Expense	Interest Income	Interest Expense
Real estate security and loan portfolios (A)	$53,892	$40,541	$29,291	$20,788
Agency RMBS	14,616	13,720	6,959	6,493
Other real estate related loans (B)	17,494	6,037	6,368	1,291
Subprime mortgage loan portfolio	23,457	15,528	22,025	14,303
Credit facility and junior subordinated notes	—	2,216	—	(616)
Residential mortgage loan portfolio (C)	12,968	8,753	5,438	4,168
Other real estate related loans (D)	(6,453)	(995)	(2,421)	(419)
	$115,974	$85,800	$67,660	$46,008

(A)	Represents our CBO financings and the acquisition of related collateral in these periods.
(B)	Primarily due to the acquisition of related assets in these periods.
(C)	Primarily due to the acquisition of a manufactured housing loan pool in the third quarter of 2006.
(D)	These loans received paydowns during the period which served to offset the amounts listed above.

Changes in loan and security servicing expense are also primarily due to these acquisitions and paydowns.

(2)	These changes are primarily the results of the acceleration of lease termination income in the first quarter of 2006, offset by the effect of foreign currency fluctuations and the foreclosure of $12.2 million of loans in March 2006.
(3)	This change is primarily a result of the volume of sales of real estate securities. Sales of real estate securities are based on a number of factors including credit, asset type and industry and can be expected to increase or decrease from time to time. Periodic fluctuations in the volume of sales of securities is dependent upon, among other things, management’s assessment of credit risk, asset concentration, portfolio balance and other factors.
(4)	The principal change to other income is related to the changes in mark to market on total rate of return swaps and non-hedge derivatives. In the second quarter of 2007, we recorded a mark to market loss of $0.2 million, which is offset by the $5.8 million gain recorded on the derivative used to hedge the interim financing of a pool of subprime mortgage loans, which did not qualify as a hedge for accounting purposes. In the first quarter of 2006, we recorded a $5.5 million gain on the derivatives used to hedge the interim financing of the Subprime Portfolio I. These gains were offset by the losses described in (7) below.
(5)	The change is due to the redemption of securities issued in two prior CBOs, which resulted in $1.0 million of cash costs, representing early termination payments, and $6.3 million of non-cash charges related to the write-off of deferred financing fees and expenses.
(6)	This change is primarily due to the acquisition of a manufactured housing loan pool at a discount for credit quality in the third quarter of 2006.
(7)	This change results from the unrealized losses on the two pools of subprime mortgage loans which were considered held for sale as of June 30, 2007 and March 31, 2007, respectively. These losses were related to market interest rates and were offset by the gains described in (4) above.

(8)	The charge is due to other-than-temporary impairment of $6.0 million recorded in the second quarter of 2007 related to five ABS — Subprime securities.
(9)	The change in general and administrative expense is primarily a result of increased professional fees and market data services.
(10)	The increase in management fees is a result of our increased size resulting from our equity issuances. The change in incentive compensation is primarily a result of increased funds from operations, as described below under ‘‘Funds from Operations’’ for the six months ended June 2007 and the decreased ‘‘Funds from Operations’’ for the three months ended June 2007.
(11)	This change is primarily the result of a decrease in earnings from an LLC which owns franchise loans. During the periods presented, our investment in this LLC decreased due to return of capital distributions which resulted in a corresponding reduction in earnings.

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

We expect to meet our short-term liquidity requirements generally through our cash flow provided by operations and our credit facility, as well as investment specific borrowings. In addition, at June 30, 2007 we had an unrestricted cash balance of $103.9 million and an undrawn balance of $200.0 million on our credit facility. Our cash flow provided by operations differs from our net income due to five primary factors: (i) accretion of discount or premium on our real estate securities and loans (including the accrual of interest and fees payable at maturity), discount on our debt obligations, deferred financing costs and interest rate cap premiums, and deferred hedge gains and losses, (ii) gains and losses from sales of assets financed with CBOs, (iii) depreciation and straight — lined rental income of our operating real estate, (iv) the provision for credit losses recorded in connection with our loan assets, and (v) unrealized gains or losses on our non-hedge derivatives, particularly our total return swaps. Proceeds from the sale of assets which serve as collateral for our CBO financings, including gains thereon, are required to be retained in the CBO structure until the related bonds are retired and are therefore not available to fund current cash needs. As of June 30, 2007, we had $127.6 million of restricted cash held in CBO financing structures pending its investment in real estate securities and loans.

Our match funded investments are financed long-term and their credit status is continuously monitored; therefore, these investments are expected to generate a generally stable current return, subject to interest rate fluctuations. See ‘‘Quantitative and Qualitative Disclosures About Market Risk — Interest Rate Exposure’’ below. Our remaining investments, generally financed with short term repurchase agreements and asset backed commercial paper, are also subject to refinancing risk upon the maturity of the related debt. See ‘‘Debt Obligations’’ below.

With respect to our operating real estate, we expect to incur expenditures of approximately $2.6 million relating to tenant improvements, in connection with the inception of leases, and capital expenditures during the twelve months ending June 30, 2008.

With respect to two of our real estate related loans, we were committed to fund up to an additional $107.0 million at June 30, 2007, subject to certain conditions to be met by the borrowers.

As described below, under ‘‘Interest Rate, Credit and Spread Risk,’’ we are subject to margin calls in connection with our assets financed with repurchase agreements or total rate of return swaps. Margin calls resulting from decreases in value related to rising interest rates are substantially offset by our ability to make margin calls on our interest rate derivatives. We do not expect these potential margin calls to materially affect our financial condition, liquidity or results of operations.

See ‘‘— Market Considerations’’ above for a further discussion of recent trends and events affecting our liquidity.

Debt Obligations

The following tables present certain information regarding our debt obligations and related hedges as of June 30, 2007 (unaudited) (dollars in thousands):

Debt Obligation/Collateral	Month Issued	Current Face Amount	Carrying Value	Unhedged Weighted Average Funding Cost	Final Stated Maturity	Weighted Average Funding Cost (1)	Weighted Average Maturity (Years)	Face Amount of Floating Rate Debt	Collateral Carrying Value	Collateral Weighted Average Maturity (Years)	Face Amount of Floating Rate Collateral	Aggregate Notional Amount of Current Hedges
CBO Bonds Payable
Real estate securities	Jul 1999	$345,590	$343,128	7.88%(2)	Jul 2038	6.36%	1.78	$250,590	$487,597	3.61	$—	$237,306
Real estate securities and loans	Apr 2002	444,000	441,980	6.40%(2)	Apr 2037	6.78%	2.95	372,000	434,396	4.61	71,230	308,000	(11)
Real estate securities and loans	Mar 2004	414,000	411,268	5.93%(2)	Mar 2039	5.37%	5.11	382,750	438,207	4.45	157,330	177,300
Real estate securities and loans	Sep 2004	454,500	451,390	5.91%(2)	Sep 2039	5.49%	5.69	442,500	486,699	4.56	211,825	209,082
Real estate securities and loans	Apr 2005	447,000	443,128	5.78%(2)	Apr 2040	5.52%	6.67	439,600	466,715	5.41	184,637	242,806
Real estate securities and loans	Dec 2005	442,800	439,082	5.82%(2)	Dec 2050	5.56%	7.98	436,800	484,823	6.90	105,960	341,506
Real estate securities and loans	Nov 2006	807,500	807,153	5.95%(2)	Nov 2052	5.90%	6.56	799,900	902,926	4.44	657,652	161,655
Real estate securities and loans	May 2007	585,750	587,543	5.89%(2)	May 2052	5.84%	6.27	585,750	817,428	3.35	576,176	91,979
		3,941,140	3,924,672			5.85%	5.61	3,709,890	4,518,791	4.55	1,964,810	1,769,634
Other Bonds Payable
ICH loans (3)	(3)	97,800	97,800	6.79%(2)	Aug 2030	6.79%	0.61	1,740	117,063	0.64	1,740	—
Manufactured housing loans	Jan 2006	197,242	196,181	LIBOR+1.25%	Jan 2009	6.15%	1.36	197,242	218,524	6.60	4,125	188,139
Manufactured housing loans	Aug 2006	329,725	327,581	LIBOR+1.25%	Aug 2011	7.02%	2.98	329,725	360,342	5.80	63,896	318,297
		624,767	621,562			6.71%	2.10	528,707	695,929	5.19	69,761	506,436
Notes Payable
Residential mortgage loans (4)	Nov 2004	93,793	93,793	LIBOR+0.16%	Nov 2007	5.65%	0.38	93,793	107,280	2.78	104,569	—
		93,793	93,793			5.65%	0.38	93,793	107,280	2.78	104,569	—
Repurchase Agreements (4) (5) (14)
Real estate securities (6)	Rolling	203,324	203,324	LIBOR+0.58%	Jul 2007	5.99%	0.08	203,324	99,922	4.44	81,807	29,112
Real estate related loans (7)	Rolling	385,406	385,406	LIBOR+0.75%	Various (7)	6.07%	0.76	385,406	490,323	2.19	490,627	—
Residential mortgage loans	Rolling	11,510	11,510	LIBOR+0.43%	Sep 2007	5.79%	0.25	11,510	12,307	2.80	12,026	—
Subprime mortgage loans held for sale (12)	Mar 2007	1,053,842	1,053,842	LIBOR+0.60%	Sep 2007	5.92%	0.25	1,053,842	1,095,821	2.72	—	—
CBO warehouse (13)	Jun 2007	796,435	796,435	LIBOR+0.50%	Jul 2007	5.82%	0.08	796,435	829,526	4.06	245,267	—
		2,450,517	2,450,517			5.92%	0.26	2,450,517	2,527,899	3.14	829,727	29,112
Repurchase Agreements subject to ABCP facility (9)
Agency RMBS	Rolling	1,281,156	1,281,156	0.00%	Jul 2007	5.02%	0.08	1,281,156	1,308,413	4.41	—	1,204,786
Credit facility (8)	May 2006	—	—	LIBOR+1.60%	Jun 2009	6.92%	1.95	—	—	—	—	—
Junior subordinated notes payable	Mar 2006	100,100	100,100	7.80%(10)	Apr 2036	7.71%	28.75	—	—	—	—	—
Subtotal debt obligations		8,491,473	8,471,800			5.83%	3.19	$8,064,063	$9,158,312	4.17	$2,968,867	$3,509,968
Financing on subprime mortgage loans subject to call option (9)	Apr 2006	299,176	289,742
Total debt obligations		$8,790,649	$8,761,542

(1)	Includes the effect of applicable hedges.
(2)	Weighted average, including floating and fixed rate classes.
(3)	See ‘‘Liquidity and Capital Resources’’ below regarding the consolidation of ICH CMO.
(4)	Subject to potential mandatory prepayments based on collateral value.
(5)	The counterparties on our repurchase agreements include: Bear Stearns Mortgage Capital Corporation ($1,249.7 million), Credit Suisse ($104.3 million), Deutsche Bank AG ($213.1 million), Bank of America ($812.5 million) and other ($70.9 million).
(6)	Debt carrying value exceeds collateral carrying value due to $129.6 million of repurchase agreements secured by investments in Newcastle’s CBO bonds, which are eliminated in consolidation. Of the remaining $73.7 million, $43.3 million was secured by ABS — Subprime and $30.4 million was primarily secured by CMBS.
(7)	The longest maturity is June 2008.
(8)	A maximum of $200.0 million can be drawn. In April 2007, the spread was reduced to 1.60% and the maturity was extended to June 2009.
(9)	See ‘‘Liquidity and Capital Resources’’ below.
(10)	LIBOR + 2.25% after April 2016.
(11)	De-designated as hedge for accounting purposes as of June 30, 2007.
(12)	Repaid in July 2007 upon securitization of Subprime Portfolio II.
(13)	Repaid in July 2007 upon closing of the eleventh CBO.
(14)	For outstanding repurchase agreement balances at July 31, 2007, see ‘‘Liquidity and Capital Resources’’ below.

Our debt obligations existing at June 30, 2007 (gross of $29.1 million of discounts) had contractual maturities as follows (unaudited) (in thousands):

Period from July 1, 2007 through December 31, 2007	$3,532,394
2008	293,073
2009	197,242
2010	—
2011	329,725
2012	—
Thereafter	4,438,215
Total	$8,790,649

Certain of the debt obligations included above are obligations of our consolidated subsidiaries which own the related collateral. In some cases, including the CBO and Other Bonds Payable, such collateral is not available to other creditors of ours.

Our debt obligations contain various customary loan covenants. Such covenants do not, in management’s opinion, materially restrict our investment strategy or ability to raise capital. We are in compliance with all of our loan covenants as of June 30, 2007.

One class of CBO bonds, with an aggregate $323.0 million face amount, was issued subject to remarketing procedures and related agreements whereby such bonds are remarketed and sold on a periodic basis.

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

In March 2006, a consolidated subsidiary of ours acquired a portfolio of approximately 11,300 subprime mortgage loans (the ‘‘Subprime Portfolio I’’) for $1.50 billion. In April 2006, Newcastle Mortgage Securities Trust 2006-1 (the ‘‘Securitization Trust 2006’’) closed on a securitization of the Subprime Portfolio I. We do not consolidate the Securitization Trust 2006. We sold the Subprime Portfolio I to the Securitization Trust 2006. The Securitization Trust 2006 issued $1.45 billion of notes. The notes have a stated maturity of March 25, 2036. We, as holder of the equity of the Securitization Trust 2006, have the option to redeem the notes once the aggregate principal balance of the Subprime Portfolio I is equal to or less than 20% of such balance at the date of the transfer. The transaction between us and the Securitization Trust 2006 qualified as a sale for accounting purposes. However, 20% of the loans which are subject to call option by us were not treated as being sold. Following the securitization, we held the following interests in the Subprime Portfolio I: (i) the equity of the Securitization Trust 2006, (ii) the retained notes, and (iii) subprime mortgage loans subject to call option and related financing in the amount of 100% of such loans.

In March 2006, we completed the placement of $100.0 million of trust preferred securities through our wholly owned subsidiary, Newcastle Trust I (the ‘‘Preferred Trust’’). We own all of the common stock of the Preferred Trust. The Preferred Trust used the proceeds to purchase $100.1 million of our junior subordinated notes. These notes represent all of the Preferred Trust’s assets. The terms of the junior subordinated notes are substantially the same as the terms of the trust preferred securities. The trust preferred securities may be redeemed at par beginning in April 2011. We do not consolidate the Preferred Trust; as a result, we have reflected the obligation to the Preferred Trust under the caption Junior Subordinated Notes Payable.

In December 2006, we closed a $2 billion asset backed commercial paper (ABCP) facility through our wholly owned subsidiary, Windsor Funding Trust. This facility provides us with the ability to finance our agency residential mortgage backed securities (RMBS) and AAA-rated MBS by issuing secured liquidity notes that are rated A-1+, P-1 and F-1+, by Standard & Poor’s, Moody’s and Fitch

respectively, and have maturities of up to 250 days. The facility also permits the issuance of subordinated notes rated at least BBB/Baa by Standard & Poor’s, Moody’s or Fitch. As of June 30, 2007, Windsor Funding Trust had approximately $1.3 billion of secured liquidity notes and $8.3 million of subordinated notes issued and outstanding. The weighted average maturities of the secured liquidity notes and the subordinated notes were 0.06 years and 4.5 years, respectively. We own all of the trust certificates of the Windsor Funding Trust. Windsor Funding Trust used the proceeds of the issuance to enter into a repurchase agreement with Newcastle to purchase interests in our agency RMBS. The repurchase agreement represents Windsor Funding Trust’s only asset. The interest rate on the repurchase agreement is effectively the weighted average interest rate on the secured liquidity notes and subordinated notes. Under the provisions of FIN 46R, we determined that the noteholders were the primary beneficiaries of the Windsor Funding Trust. As a result, we did not consolidate the Windsor Funding Trust and have reflected our obligation pursuant to the asset backed commercial paper facility under the caption Repurchase Agreements subject to ABCP Facility.

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

In March 2007, we entered into an agreement to acquire a portfolio of subprime mortgage loans. At June 30, 2007, the unpaid principal balance of the loans was $1.1 billion. This acquisition was funded with an approximately $1,053.8 million repurchase agreement at June 30, 2007. We entered into an interest rate swap in order to hedge our exposure to the risk of changes in market interest rates with respect to the portfolio of loans. In the second quarter of 2007, we recorded a write down of $5.8 million related to these loans due to changes in market interest rates. No write down for credit was recorded related to these loans. We also recorded a gain of $5.8 million related to the termination of the swap in the second quarter of 2007.

In July 2007, Newcastle Mortgage Securities Trust 2007-1 (the ‘‘Securitization Trust 2007’’), closed on a securitization of the Subprime Portfolio II. We do not consolidate the Securitization Trust 2007. We sold the Subprime Portfolio II to the Securitization Trust 2007 and terminated the related interest rate swap. The Securitization Trust 2007 issued $1.02 billion face amount of notes and entered into an interest rate swap agreement to hedge its exposure to the risk of changes in market interest rates. We retained $38.8 million face amount of investment grade notes and all of the equity issued by the Securitization Trust 2007. The notes have a stated maturity of April 25, 2037. We, as holder of the equity of the Securitization Trust, have the option to redeem the notes once the aggregate principal balance of the Subprime Portfolio II is equal to or less than 10% of such balance at the date of the transfer. The proceeds from the securitization were used to repay the repurchase agreement described above.

The transaction between us and the Securitization Trust 2007 qualified as a sale for accounting purposes, resulting in a nominal amount being recorded to earnings in July 2007. However, 10% of the loans which are subject to call option by us were not treated as being sold and are classified as ‘‘held for investment’’ subsequent to the completion of the securitization. Following the securitization, we held the following interests in the Subprime Portfolio II, all valued at the date of securitization: (i) the $46.0 million equity of the Securitization Trust 2007, (ii) the $35.0 million of retained notes ($38.8 million face amount), and (iii) subprime mortgage loans subject to call option of $107.5 million and related financing in the amount of 100% of such loans.

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

In May 2007, we completed our tenth CBO financing to term finance an $825.0 million portfolio of real estate related loans and securities. We issued, through a consolidated subsidiary, $710.5 million of investment grade notes in the offering. At closing, the investment grade notes had an initial weighted average spread over LIBOR of 0.70% and a weighted average life of 7 years. Approximately 82%, or $585.8 million, of the investment grade notes are rated AAA through AA− and were sold to third parties. The remaining $124.7 million of investment grade notes, rated A+ through BBB−, have been retained and financed. We also retained the below investment grade notes and preferred shares of the offering.

In May 2007, we entered into a facility, in the form of a repurchase agreement, with a major investment bank to finance acquisitions of real estate related securities and loans. The facility provides for the financing of assets of up to $400.0 million and bears interest at LIBOR plus an applicable spread, which varies depending on the type of assets being financed. The facility has a one year maturity.

In June 2007, we redeemed securities issued in two prior CBOs with face amounts totaling $932.0 million. At the same time, we entered into a repurchase agreement with a major investment bank to interim finance the assets from the two redeemed CBOs. In July 2007, we completed our eleventh CBO financing to term finance a $1.4 billion portfolio of real estate related securities. The proceeds from the offering are being used to redeem a CBO in July with a face amount of $444.0 million of issued securities and to repay the repurchase agreement related to the redemption of the two CDOs in June 2007. Through a consolidated subsidiary, we issued $1,288 million of investment grade notes in the offering. At closing, the investment grade notes had an initial weighted average spread over LIBOR of 0.36% and a remaining term to expected maturity of 10 years. Approximately 97% or $1,248 million, of the investment grade notes were rated AAA through AA and were sold to third parties. The remaining $40.0 million of investment grade notes, rated A, were retained by us and financed. Newcastle also retained the remaining $112.0 million of the subordinated capital structure. As a result of the redemption, we incurred one-time cash costs, representing early termination payments, of $4.7 million, and non-cash charges related to the write-off of deferred financing fees and expenses of $8.3 million. Of these amounts, $7.3 million was recorded in the second quarter of 2007, representing $1.0 million of cash costs and $6.3 million of non-cash charges related to our redeemed securities. The remaining $5.7 million will be reported in the third quarter representing $3.7 million of cash costs and $2.0 million of non-cash charges. In connection with this transaction, we sold $95.6 million and $82.6 million face amount of assets in the second quarter and third quarter of 2007, respectively. As a result, a portion of the costs incurred will be offset by the gain on sale from these assets.

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

As of June 30, 2007, we held an aggregate of $285.4 million notional amount of total rate of return swaps on 7 reference assets on which we had deposited $43.1 million of margin. These total rate of return swaps had an aggregate fair value of approximately $0.7 million, a weighted average receive interest rate of LIBOR + 2.32%, a weighted average pay interest rate of LIBOR + 0.62%, and a weighted average maturity of 0.77 years.

The following table presents the outstanding balances of our repurchase agreements as of June 30, 2007 and July 31, 2007. The changes in the outstanding repurchase balances resulted from the closings of the securitization of Subprime Portfolio II and our eleventh CBO financing, as well as margin calls, transfers of assets and paydowns.

	Outstanding Balance
Collateral Type	June 30, 2007	July 31, 2007	Maturity at July 31, 2007
Warehouse Repurchase Agreements
Subprime mortgage loans held for sale	$1,053,842	$—	(1)
Real estate securities in CBO warehouse	796,435	—	(2)
	1,850,277	—
Short-term Repurchase Agreements (3)
Subprime securities	43,326	21,789	Aug 2007
Other securities and residential mortgage loans	171,508	141,567	(4)
	214,834	163,356
Term Repurchase Agreements
Real estate related loans	385,406	338,758	(5)
Total Repurchase Agreements	$2,450,517	$502,114

(1)	Repaid in July 2007 upon the securitization of Subprime Portfolio II.
(2)	Repaid in July 2007 upon the closing of the eleventh CBO.
(3)	These repurchase agreements generally reset monthly with the terms being negotiated on an asset by asset basis.
(4)	Principally secured by retained bonds in Newcastle’s CBOs, as well as CMBS and residential mortgage loans. The repurchase agreements for the retained bonds in Newcastle’s CBOs and other securities mature in August 2007 and the repurchase agreement for the residential mortgage loans matures in September 2007.
(5)	Includes committed repurchase agreements having maturities at July 31, 2007 as follows:
—	$100.6 million with a rolling maturity of one year, up to February 2010.
—	$147.4 million with a rolling maturity of one year.
—	$40.0 million maturing in May 2008 with an option for us to extend for an additional two years for assets being financed at the time of extension.

In addition, for investments financed with total rate of return swaps with a face amount of $279.8 million at July 31, 2007, we had a margin deposit of $43.8 million.

Stockholders’ Equity

Common Stock

The following table presents information on shares of our common stock issued since December 31, 2006:

Period	Shares Issued	Range of Issue Prices (1)	Net Proceeds (millions)	Options Granted to Manager
Six Months Ended June 30, 2007	7,065,362	$27.75 – $31.30	$201.3	698,000

(1)	Excludes prices of shares issued pursuant to the exercise of options and of shares issued to our independent directors.

At June 30, 2007, we had 52,779,179 shares of common stock outstanding.

As of June 30, 2007, our outstanding options were summarized as follows:

Held by the Manager	1,457,222
Issued to the Manager and subsequently transferred to certain of the Manager’s employees	1,027,387
Held by the independent directors	14,000
Total	2,498,609

Preferred Stock

In March 2003, we issued 2.5 million shares ($62.5 million face amount) of 9.75% Series B Cumulative Redeemable Preferred Stock (the ‘‘Series B Preferred’’). In October 2005, we issued 1.6 million shares ($40.0 million face amount) of 8.05% Series C Cumulative Redeemable Preferred Stock (the ‘‘Series C Preferred’’). In March 2007, we issued 2.0 million shares ($50.0 million face amount) of 8.375% Series D Cumulative Redeemable Preferred Stock (the ‘‘Series D Preferred). The Series B Preferred, Series C Preferred and Series D Preferred have a $25 liquidation preference, no maturity date and no mandatory redemption. We have the option to redeem the Series B Preferred beginning in March 2008, the Series C Preferred beginning in October 2010 and the Series D Preferred beginning in March 2012. If the Series C Preferred or Series D Preferred cease to be listed on the NYSE or the AMEX, or quoted on the NASDAQ, and we are not subject to the reporting requirements of the Exchange Act, we have the option to redeem the Series C or Series D Preferred, as applicable, at their face amount and, during such time any shares of the Series C Preferred or the Series D Preferred are outstanding, the dividend will increase to 9.05% or 9.375% per annum, respectively.

Capital Stock

In August 2007, our board of directors approved a potential repurchase of up to $100 million of our common stock. As of August 7, 2007, no shares have been repurchased.

Other Comprehensive Income (Loss)

During the six months ended June 30, 2007, our accumulated other comprehensive income (loss) changed due to the following factors (in thousands):

Accumulated other comprehensive income, December, 31, 2006	$75,984
Net unrealized gain (loss) on securities	(151,730)
Reclassification of net realized (gain) loss on securities into earnings	(14,278)
Foreign currency translation	1,728
Net unrealized gain (loss) on derivatives designated as cash flow hedges	49,440
Reclassification of net realized (gain) loss on derivatives designated as cash flow hedges into earnings	597
Accumulated other comprehensive (loss), June 30, 2007	$(38,259)

Our book equity changes as our real estate securities portfolio and derivatives are marked-to-market each quarter, among other factors. The primary causes of mark-to-market changes are changes in interest rates and credit spreads. During the period, increasing interest rates and widening credit spreads resulted in a net decrease in unrealized gains on our real estate securities and derivatives, resulting in a net unrealized loss. In an environment of widening credit spreads and increasing interest rates, we believe our new investment activities would benefit. While such an environment would likely result in a decrease in the fair value of our existing securities portfolio and, therefore, reduce our book equity and ability to realize gains on such existing securities, it would not directly affect our earnings or our cash flow or our ability to pay dividends.

See ‘‘— Market Considerations’’ above for a further discussion of recent trends and events affecting our unrealized gains and losses.

Common Dividends Paid

Declared for the Period Ended	Paid	Amount Per Share
September 30, 2006	October 2006	$0.650
December 31, 2006	January 2007	$0.690
March 31, 2007	April 2007	$0.690
June 30, 2007	July 2007	$0.720

Cash Flow

Net cash flow provided by (used in) operating activities decreased to ($965.2 million) for the six months ended June 30, 2007 from $56.7 million for the six months ended June 30, 2006. This change primarily resulted from the acquisition and settlement of our investments as described above, and the performance thereof. The six months ended June 30, 2007 and June 30, 2006 included the purchase of loans held for sale of $1,089.2 million and $1,511.1 million, respectively.

Investing activities used ($361.0 million) and ($602.7million) during the six months ended June 30, 2007 and 2006, respectively. Investing activities consisted primarily of investments made in certain real estate securities, loans and other real estate related assets, net of proceeds from the sale or settlement of investments.

Financing activities provided $1,424.7 million and $534.8 million during the six months ended June 30, 2007 and 2006, respectively. The equity issuances, borrowings and debt issuances described above served as the primary sources of cash flow from financing activities. Offsetting uses included the payment of related deferred financing costs, the purchase of hedging instruments, the payment of dividends, and the repayment of debt as described above.

See the consolidated statements of cash flows included in our consolidated financial statements included herein for a reconciliation of our cash position for the periods described herein.

INTEREST RATE, CREDIT AND SPREAD RISK

We are subject to interest rate, credit and spread risk with respect to our investments.

Our primary interest rate exposures relate to our real estate securities, loans, floating rate debt obligations, interest rate swaps, and interest rate caps. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest-earning assets and the interest expense incurred in connection with our interest- bearing liabilities and hedges. Changes in the level of interest rates also can affect, among other things, our ability to acquire real estate securities and loans at attractive prices, the value of our real estate securities, loans and derivatives, and our ability to realize gains from the sale of such assets.

Our general financing strategy focuses on the use of match funded structures. This means that we seek to match the maturities of our debt obligations with the maturities of our investments to minimize the risk that we have to refinance our liabilities prior to the maturities of our assets, and to reduce the impact of changing interest rates on our earnings. In addition, we generally match fund interest rates on our investments with like-kind debt (i.e., fixed rate assets are financed with fixed rate debt and floating rate assets are financed with floating rate debt), directly or through the use of interest rate swaps, caps or other financial instruments, or through a combination of these strategies, which allows us to reduce the impact of changing interest rates on our earnings. See ‘‘Quantitative and Qualitative Disclosures About Market Risk — Interest Rate Exposure’’ below.

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

Our real estate securities are also subject to spread risk. Our fixed rate securities are valued based on a market credit spread over the rate payable on fixed rate U.S. Treasuries of like maturity. In other words, their value is dependent on the yield demanded on such securities by the market based on their credit relative to U.S. Treasuries. Excessive supply of such securities combined with reduced demand will generally cause the market to require a higher yield on such securities, resulting in the use of a higher (or ‘‘wider’’) spread over the benchmark rate (usually the applicable U.S.

Treasury security yield) to value such securities. Under such conditions, the value of our real estate securities portfolio would tend to decline. Conversely, if the spread used to value such securities were to decrease (or ‘‘tighten’’), the value of our real estate securities portfolio would tend to increase. Our floating rate securities are valued based on a market credit spread over LIBOR and are affected similarly by changes in LIBOR spreads. Such changes in the market value of our real estate securities portfolio may affect our net equity, net income or cash flow directly through their impact on unrealized gains or losses on available-for-sale securities, and therefore our ability to realize gains on such securities, or indirectly through their impact on our ability to borrow and access capital. If the value of our securities subject to repurchase agreements were to decline, it could affect our ability to refinance such securities upon the maturity of the related repurchase agreements, adversely impacting our rate of return on such securities. See ‘‘ Quantitative and Qualitative Disclosures About Market Risk — Credit Spread Exposure’’ below.

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

Statistics

The following summarizes our investment portfolio at June 30, 2007(1). It excludes operating real estate of $36.7 million at June 30, 2007.

Asset Quality and Diversification at June 30, 2007 (1)

Newcastle’s $9.1 billion investment portfolio consists primarily of commercial, residential and corporate debt. The following describes our investment portfolio at June 30, 2007 (1) ($ in millions):

	Face Amount	Percentage of Total Portfolio	Number of Investments	Credit (2)	Weighted Average Life (years)
Commercial
CMBS	$2,413	26.5%	288	BBB−	5.4
Mezzanine Loans	1,124	12.3%	27	68%	2.4
B-Notes	403	4.4%	13	65%	2.2
Real Estate Loans	128	1.4%	5	75%	1.3
Other	157	1.7%	171	NR	3.7
Total Commercial	4,225	46.3%			4.1
Residential
ABS Subprime (4)	644	7.0%	122	BBB+	2.1
ABS Manufactured Housing and Franchise	128	1.4%	29	BBB+	5.5
Subprime Residual/Retained Securities (3)	159	1.7%	8	NR	3.1
Agency RMBS	1,317	14.4%	43	AAA	4.4
Manufactured Housing Loans	589	6.5%	16,878	692	6.1
Residential Mortgage Loans	117	1.3%	375	716	2.8
Other	406	4.5%	2	NR	2.1
Total Residential	3,360	36.8%			3.9
Corporate
Unsecured REIT Debt	938	10.3%	95	BBB−	5.6
Bank Loans	598	6.6%	14	58%	3.3
Total Corporate	1,536	16.9%			4.7
TOTAL	$9,121	100.0%			4.1

(1)	Investment portfolio proforma for the securitization of the subprime loans held for sale that closed on July 12, 2007.
(2)	Credit represents weighted average rating for rated assets, LTV for non-rated commercial assets, FICO score for non-rated residential assets and implied AAA for Agency RMBS.
(3)	Represents $74.1 million and $84.9 million face amount of retained interests in Subprime Portfolio I and Subprime Portfolio II, respectively.
(4)	The following table illustrates the exposure by vintage in our subprime securities portfolio as of June 30, 2007:

	Collateral Characteristics					Security Characteristics
Deal Vintage (A)	Deal Age (months)	Collateral Factor (B)	Delinquency (C)	3 month CRR (D)	Cumulative Losses to Date	Weighted Average Rating	Current Face Amount (E)	Percentage	Principal Subordination (F)
2003	46	0.16	10.6%	22.1%	2.0%	A	$55,529	8.6%	25.2%
2004	36	0.22	11.0%	30.9%	0.9%	A−	218,889	34.0%	21.5%
2005	23	0.49	11.4%	33.6%	0.6%	BBB+	202,030	31.4%	12.4%
2006	11	0.80	9.4%	20.3%	0.1%	BB+	159,497	24.8%	3.7%
2007	3	0.97	0.1%	14.4%	0.0%	BBB+	7,750	1.2%	9.7%
Total	26	0.45	10.6%	28.1%	0.7%	BBB+	$643,695	100.0%	14.4%

(A)	The year in which the securities were issued.
(B)	The ratio of unpaid principal balance of loans still outstanding.
(C)	The percentage of underlying loans that are 90+ days delinquent, or in foreclosure or considered real estate owned (REO).
(D)	Three month average constant voluntary prepayment rate.
(E)	Excludes subprime retained securities and residual interests.
(F)	The percentage of the current face amount of securities and residual interests that is subordinated to our investments.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2007, we had one material off-balance sheet arrangement. We believe that this off-balance sheet structure presented the most efficient and least expensive form of financing for these assets at the time it was entered, and represented the most common market-accepted method for financing such assets.

•	In April 2006, we securitized our portfolio of subprime mortgage loans. The loans were sold to a securitization trust, of which 80% were treated as a sale, which is an off-balance sheet financing as described in ‘‘Liquidity and Capital Resources.’’

We also had the following arrangements which do not meet the definition of off-balance sheet arrangements, but do have some of the characteristics of off-balance sheet arrangements.

•	We are party to total rate of return swaps which are treated as non-hedge derivatives. For further information on these investments, see ‘‘Liquidity and Capital Resources.’’

•	We have made investments in four unconsolidated subsidiaries.

In each case, our exposure to loss is limited to the carrying (fair) value of our investment, except for the total rate of return swaps where our exposure to loss is limited to their fair value plus their notional amount.

In July 2007, we securitized our Subprime Portfolio II. 90% of this transaction was treated as an off-balance sheet financing as described in ‘‘Manager’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.’’

CONTRACTUAL OBLIGATIONS

During the first six months of 2007, we had all of the material contractual obligations referred to in our annual report on Form 10-K for the year ended December 31, 2006, as well as the following:

Contract Category	Change
Repurchase agreements	We financed certain newly acquired loans and securities with repurchase agreements. We entered into the interim financing for our subprime mortgage loans. We entered into three facilities, in the form of repurchase agreements, to finance newly acquired loans and securities. We also entered into a warehouse repurchase agreement to finance assets from the redemption of two prior CBOs.
Interest rate swaps	Certain floating rate debt issuances as well as certain assets were hedged with interest rate swaps.
Purchase commitment	We entered into an agreement to purchase a portfolio of subprime mortgage loans. Certain terms of this agreement were still in effect as of June 30, 2007 although the purchase was completed.
Loan servicing agreement	We entered into an agreement related to our second subprime mortgage loan portfolio.
CBO bonds payable	The financing of our tenth CBO was closed in May 2007.

The terms of these contracts are described under ‘‘Quantitative and Qualitative Disclosures About Market Risk’’ below.

INFLATION

We believe that our risk of increases in the market interest rates on our floating rate debt as a result of inflation is largely offset by our use of match funding and hedging instruments as described above. See ‘‘Quantitative and Qualitative Disclosure About Market Risk — Interest Rate Exposure’’ below.

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

Funds from Operations (FFO) is calculated as follows (unaudited) (in thousands):

	For the Six Months Ended June 30, 2007	For the Three Months Ended June 30, 2007
Income available for common stockholders	$67,414	$33,738
Operating real estate depreciation	527	271
Funds from Operations (FFO)	$67,941	$34,009

Funds from Operations was derived from our segments as follows (unaudited) (in thousands):

	Book Equity at June 30, 2007	Average Invested Common Equity for the Six Months Ended June 30, 2007(2)	FFO for the Six Months Ended June 30, 2007	Return on Invested Common Equity (ROE) (3)
Real estate securities and real estate related loans	$1,050,478	$1,057,597	$77,081	14.58%
Residential mortgage loans	127,821	130,973	18,495	28.25%
Operating real estate	50,055	49,537	1,535	6.20%
Unallocated (1)	(204,109)	(288,775)	(29,170)	N/A
Total (2)	1,024,245	$949,332	$67,941	14.31%
Preferred stock	152,500
Accumulated depreciation	(5,100)
Accumulated other comprehensive income	(38,259)
Net book equity	$1,133,386

	Book Equity at June 30, 2007	Average Invested Common Equity for the Three Months Ended June 30, 2007 (2)	FFO for the Three Months Ended June 30, 2007	Return on Invested Common Equity (ROE) (3)
Real estate securities and real estate related loans	$1,050,478	$1,086,821	$35,347	13.01%
Residential mortgage loans	127,821	137,929	12,023	34.87%
Operating real estate	50,055	49,678	774	6.24%
Unallocated (1)	(204,109)	(282,350)	(14,135)	N/A
Total (2)	1,024,245	$992,078	$34,009	13.71%
Preferred stock	152,500
Accumulated depreciation	(5,100)
Accumulated other comprehensive income	(38,259)
Net book equity	$1,133,386

(1)	Unallocated FFO represents ($3,375) and ($5,890) of preferred dividends, ($2,403) and ($6,074) of interest on our credit facility and junior subordinated notes payable, and ($8,357) and ($17,206) of corporate general and administrative expenses, management fees and incentive compensation for the three and six months ended June 30, 2007, respectively.
(2)	Invested common equity is equal to book equity excluding preferred stock, accumulated depreciation and accumulated other comprehensive income.
(3)	FFO divided by average invested common equity, annualized.

RELATED PARTY TRANSACTIONS

In March 2007, we entered into a servicing agreement with a portfolio company of a private equity fund advised by an affiliate of our Manager for them to service a portfolio of subprime mortgage loans, which was acquired at the same time. As compensation under the servicing agreement, the portfolio company will receive, on a monthly basis, a net servicing fee equal to 0.5% per annum on the annual principal balance of the loans being serviced. The outstanding unpaid principal balance of this portfolio was approximately $1.1 billion at June 30, 2007.

As of June 30, 2007, we held on our balance sheet total investments of $163.4 million face amount of real estate securities and related loans issued by affiliates of our manager and $128.1 million face amount of real estate loans issued by affiliates of our manager financed under total rate of return swaps and earned approximately $9.2 million of interest on such investments for the six months ended June 30, 2007.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the exposure to loss resulting from changes in interest rates, credit spreads, foreign currency exchange rates, commodity prices and equity prices. The primary market risks that we are exposed to are interest rate risk and credit spread risk. These risks are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. All of our market risk sensitive assets, liabilities and related derivative positions are for non-trading purposes only. For a further understanding of how market risk may affect our financial position or operating results, please refer to ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations — Application of Critical Accounting Policies.’’

Interest Rate Exposure

Our primary interest rate exposures relate to our real estate securities, loans, floating rate debt obligations, interest rate swaps, and interest rate caps. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest-earning assets and the interest expense incurred in connection with our interest-bearing liabilities and hedges. Changes in the level of interest rates also can affect, among other things, our ability to acquire real estate securities and loans at attractive prices, the value of our real estate securities, loans and derivatives, and our ability to realize gains from the sale of such assets. While our strategy is to utilize interest rate swaps, caps and match funded financings in order to limit the effects of changes in interest rates on our operations, there can be no assurance that our profitability will not be adversely affected during any period as a result of changing interest rates. In the event of a significant rising interest rate environment and/or economic downturn, loan and collateral defaults may increase and result in credit losses that would adversely affect our liquidity and operating results. As of June 30, 2007, a 100 basis point increase in short term interest rates would decrease our earnings, excluding the subprime mortgage loans held for sale, by approximately $0.2 million per annum.

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

Interest rate changes may also impact our net book value as our real estate securities and related hedge derivatives are marked to market each quarter. Our loan investments and debt obligations are not marked to market. Generally, as interest rates increase, the value of our fixed rate securities decreases, and as interest rates decrease, the value of such securities will increase. In general, we would expect that over time, decreases in the value of our real estate securities portfolio attributable to interest rate changes will be offset to some degree by increases in the value of our swaps, and vice versa. However, the relationship between spreads on securities and spreads on swaps may vary from time to time, resulting in a net aggregate book value increase or decline. Our real estate securities portfolio is largely financed to maturity through long-term CBO financings that are not redeemable as a result of book value changes. Accordingly, unless there is a material impairment in value that would result in a payment not being received on a security, changes in the book value of our portfolio will not directly affect our recurring earnings or our ability to pay dividends. As of June 30, 2007, a 100 basis point change in short term interest rates would impact our net book value by approximately $22.6 million.

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

Interest rate swaps are agreements in which a series of interest rate flows are exchanged with a third party (counterparty) over a prescribed period. The notional amount on which swaps are based is not exchanged. In general, our swaps are ‘‘pay fixed’’ swaps involving the exchange of floating rate interest payments from the counterparty for fixed interest payments from us. This can effectively convert a floating rate debt obligation into a fixed rate debt obligation.

Similarly, an interest rate cap or floor agreement is a contract in which we purchase a cap or floor contract on a notional face amount. We will make an up-front payment to the counterparty for which the counterparty agrees to make future payments to us should the reference rate (typically one- or three-month LIBOR) rise above (cap agreements) or fall below (floor agreements) the ‘‘strike’’ rate specified in the contract. Should the reference rate rise above the contractual strike rate in a cap, we will earn cap income; should the reference rate fall below the contractual strike rate in a floor, we will earn floor income. Payments on an annualized basis will equal the contractual notional face amount multiplied by the difference between the actual reference rate and the contracted strike rate.

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

Credit Spread Exposure

Our real estate securities are also subject to spread risk. Our fixed rate securities are valued based on a market credit spread over the rate payable on fixed rate U.S. Treasuries of like maturity. In other words, their value is dependent on the yield demanded on such securities by the market based on their credit relative to U.S. Treasuries. Excessive supply of such securities combined with reduced demand will generally cause the market to require a higher yield on such securities, resulting in the use of higher (or ‘‘wider’’) spread over the benchmark rate (usually the applicable U.S. Treasury security yield) to value such securities. Under such conditions, the value of our real estate securities portfolio would tend to decline. Conversely, if the spread used to value such securities were to decrease (or ‘‘tighten’’), the value of our real estate securities portfolio would tend to increase. Our floating rate securities are valued based on a market credit spread over LIBOR and are affected similarly by changes in LIBOR spreads. Such changes in the market value of our real estate securities portfolio may affect our net equity, net income or cash flow directly through their impact on unrealized gains or losses on available-for-sale securities, and therefore our ability to realize gains on such securities, or indirectly through their impact on our ability to borrow and access capital.

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

As of June 30, 2007, a 25 basis point movement in credit spreads would impact our net book value by approximately $45.3 million, but would not directly affect our earnings or cash flow.

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

Fair Values

Fair values for a majority of our investments are readily obtainable through broker quotations. For certain of our financial instruments, fair values are not readily available since there are no active trading markets as characterized by current exchanges between willing parties. Accordingly, fair values can only be derived or estimated for these instruments using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated future cash flows is inherently subjective and imprecise. We note that minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values, and that the fair values reflected below are indicative of the interest rate and credit spread environments as of June 30, 2007 and do not take into consideration the effects of subsequent interest rate or credit spread fluctuations.

We note that the values of our investments in real estate securities, loans and derivative instruments, primarily interest rate hedges on our debt obligations, are sensitive to changes in market interest rates, credit spreads and other market factors. The value of these investments can vary, and has varied, materially from period to period.

Trends

See ‘‘— Market Considerations’’ above for a further discussion of recent trends and events affecting our liquidity, unrealized gains and losses.

Interest Rate and Credit Spread Risk

We held the following interest rate and credit spread risk sensitive instruments at June 30, 2007 (unaudited) (dollars in thousands):

	Carrying Value	Principal Balance or Notional Amount	Weighted Average Yield/Funding Cost	Maturity Date	Fair Value
Assets:
Real estate securities, available for sale (1)	$5,338,347	$5,513,470	6.50%	(1)	$5,338,347
Real estate related loans (2)	2,060,789	2,066,516	8.79%	(2)	2,056,262
Residential mortgage loans (3)	698,453	705,254	8.18%	(3)	706,339
Subprime mortgage loans, held for sale (3)	1,095,821	1,132,914	7.74%	(3)	1,095,821
Subprime mortgage loans subject to call option (4)	289,742	299,176	(4)	(4)	289,742
Interest rate caps, treated as hedges (5)	7	237,306	N/A	(5)	7
Total rate of return swaps (6)	695	285,355	N/A	(6)	695
Liabilities:
CBO bonds payable (7)	3,924,672	3,941,140	5.85%	(7)	3,919,502
Other bonds payable (8)	621,562	624,767	6.71%	(8)	621,599
Notes payable (9)	93,793	93,793	5.65%	(9)	93,793
Repurchase agreements (10)	2,450,517	2,450,517	5.92%	(10)	2,450,517
Repurchase agreements subject to ABCP facility (10)	1,281,156	1,281,156	5.02%	(10)	1,281,156
Financing of subprime mortgage loans subject to call option (4)	289,742	299,176	(4)	(4)	289,742
Credit facility (11)	—	—	6.92%	(11)	—
Junior subordinated notes payable (12)	100,100	100,100	7.71%	(12)	98,144
Interest rate swaps, treated as hedges (13)	(72,147)	4,136,479	N/A	(13)	(72,147)
Non-hedge derivatives (14)	4,059	456,550	N/A	(14)	4,059

(1)	These securities contain various terms, including fixed and floating rates, self-amortizing and interest only. Their weighted average maturity is 4.76 years. The fair value of these securities is estimated by obtaining third party broker quotations, if available and practicable, and counterparty quotations.
(2)	Represents the following loans:

Loan Type	Current Face Amount	Carrying Value	Weighted Avg. Yield	Weighted Average Maturity (Years)	Floating Rate Loans as a % of Face Amount	Fair Value
Mezzanine Loans	$1,038,358	$1,034,558	9.30%	2.53	90.7%	$1,031,874
B-Notes	403,118	401,583	8.28%	2.23	83.5%	399,775
Bank Loans	398,229	398,072	7.91%	4.45	100.0%	398,626
Whole Loans	109,051	109,513	10.27%	1.39	100.0%	108,924
ICH Loans	117,760	117,063	7.64%	0.64	1.5%	117,063
	$2,066,516	$2,060,789	8.79%	2.67	86.5%	$2,056,262

The ICH loans were valued by discounting expected future cash flows by the loans’ effective rate at acquisition. The rest of the loans were valued by obtaining third party broker quotations, if available and practicable, and counterparty quotations.

(3)	This aggregate portfolio of residential loans consists of a portfolio of floating rate residential mortgage loans and two portfolios of substantially fixed rate manufactured housing loans. The $116.6 million portfolio of residential mortgage loans has a weighted average maturity of 2.78 years. The $588.7 million manufactured housing loan portfolios have a weighted average maturity of 6.11 years. The $1,132.9 million portfolio of subprime mortgage loans has a weighted average maturity of 2.72 years. These loans were valued by reference to current market interest rates and credit spreads.
(4)	These two items, related to the securitization of subprime mortgage loans, are equal and offsetting. They each yield 9.24% and are further described under ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources’’.
(5)	Represents the following cap agreement:

Notional Balance	Effective Date	Maturity Date	Capped Rate	Strike Rate	Fair Value
$237,306	Current	March 2009	1-Month LIBOR	6.50%	$7
The fair value of this agreement is estimated by obtaining a counterparty quotation.
(6)	Represents total rate of return swaps which are treated as non-hedge derivatives. The fair value of these agreements, which is included in Derivative Assets, is estimated by obtaining counterparty quotations. See ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources’’ for a further discussion of these swaps.
(7)	These bonds were valued by discounting expected future cash flows by a rate calculated based on current market conditions for comparable financial instruments, including market interest rates and credit spreads. The weighted average maturity of the CBO bonds payable is 5.61 years. The CBO bonds payable amortize principal prior to maturity based on collateral receipts, subject to reinvestment requirements.
(8)	The ICH bonds amortize principal prior to maturity based on collateral receipts and have a weighted average maturity of 0.61 years. These bonds were valued by discounting expected future cash flows by a rate calculated based on current market conditions for comparable financial instruments, including market interest rates and credit spreads. The manufactured housing loan bonds amortize principal prior to maturity based on collateral receipts and have a weighted average maturity of 2.37. These bonds were valued by reference to current market interest rates and credit spreads.
(9)	The residential mortgage loan financing has a weighted average maturity of 0.38 years and is subject to adjustment monthly based on the market value of the loan portfolio. This financing was valued by reference to current market interest rates and credit spreads.
(10)	These agreements bear floating rates of interest, which reset monthly or quarterly to a market credit spread, and we believe that, for similar financial instruments with comparable credit risks, the effective rates approximate market rates. Accordingly, the carrying amounts outstanding are believed to approximate fair value. These agreements have a weighted average maturity of 0.26 years.
(11)	The credit facility has a weighted average maturity of 1.95 years. This facility was valued at the reduced credit spread obtained in the revised financing terms agreed with the lender in April 2007.
(12)	These notes have a weighted average maturity of 28.75 years. These notes were valued by discounting expected future cash flows by a rate calculated based on current market conditions for comparable financial instruments, including market interest rates and credit spreads.

(13)	Represents current swap agreements as follows:

Year of Maturity	Weighted Average Maturity	Aggregate Notional Amount		Weighted Average Fixed Pay Rate	Aggregate Fair Value
Agreements which receive 1-Month LIBOR:
2009	May 2009	305,522	*	3.27%	7,541
2010	Jun 2010	360,034		4.37%	6,915
2011	Jul 2011	583,910		5.23%	2,472
2012	Apr 2012	365,043		5.13%	2,501
2014	Jun 2014	2,300		5.47%	6
2015	Oct 2015	1,417,385		5.26%	18,568
2016	Apr 2016	668,091		5.17%	9,734
2017	Jul 2017	47,812		5.64%	(133)
Agreements which receive 3-Month LIBOR:
2011	Feb2011	32,000		5.08%	333
2014	Jun 2014	354,382		4.20%	24,210
		$4,136,479			$72,147

*	$237,306 of this notional receives 1-Month LIBOR only up to 6.50%
The fair value of these agreements is estimated by obtaining counterparty quotations. A positive fair value represents a liability. We have recorded $75.1 million of gross interest rate swap assets and $3 million of liabilities.
(14)	These are two essentially offsetting interest rate caps and two essentially offsetting interest rate swaps, each with notional amounts of $32.5 million, an interest rate cap with a notional balance of $17.5 million, the swaps related to a CBO with a notional amount of $308.0 million which was de-designated as a hedge for accounting purposes and a swap that economically hedges a fixed rate asset but did not qualify for hedge accounting with a notional amount of $1.1 million. The maturity date of the purchased swap is July 2009; the maturity date of the sold swap is July 2014, the maturity date of the $32.5 million caps is July 2038, the maturity date of the $17.5 million cap is July 2009, the maturity dates of the de-designated swaps related to a CBO are April 2011 and October 2015 and the maturity date of the $1.1 million swap that economically hedges a fixed rate asset is June 2014. The fair value of these agreements is estimated by obtaining counterparty quotations. A positive fair value represents a liability; therefore, we have a net non-hedge derivative liability.

ITEM 4.    CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’)) as of the end of the period covered by this report. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information is recorded, processed, summarized and reported accurately and on a timely basis. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

(b)	Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

The Company is not party to any material legal proceedings.

Item 1A.    Risk Factors

There have been no material changes from the risk factors previously disclosed in the registrant’s Form 10-K for the year ended December 31, 2006.

CAUTIONARY STATEMENTS

The information contained in this quarterly report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our company. We urge you to carefully review and consider the various disclosures made by us in this report and in our other filings with the Securities and Exchange Commission (‘‘SEC’’), including our annual report on Form 10-K for the year ended December 31, 2006, that discuss our business in greater detail.

This report contains certain ‘‘forward-looking statements’’ within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, the operating performance of our investments, the stability of our earnings, and our financing needs. Forward-looking statements are generally identifiable by use of forward-looking terminology such as ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘potential,’’ ‘‘intend,’’ ‘‘expect,’’ ‘‘endeavor,’’ ‘‘seek,’’ ‘‘anticipate,’’ ‘‘estimate,’’ ‘‘overestimate,’’ ‘‘underestimate,’’ ‘‘believe,’’ ‘‘could,’’ ‘‘project,’’ ‘‘predict,’’ ‘‘continue’’ or other similar words or expressions. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to, our ability to take advantage of opportunities in additional asset classes at attractive risk-adjusted prices, our ability to deploy capital accretively, the risks that default and recovery rates on our loan portfolios exceed our underwriting estimates, the relationship between yields on assets which are paid off and yields on assets in which such monies can be reinvested, the relative spreads between the yield on the assets we invest in and the cost of financing, changes in economic conditions generally and the real estate and bond markets specifically; adverse changes in the financing markets we access affecting our ability to finance our real estate securities portfolios in general or particular real estate related assets, or in a manner that maintains our historic net spreads; changes in interest rates and/or credit spreads, as well as the success of our hedging strategy in relation to such changes; the quality and size of the investment pipeline and the rate at which we can invest our cash, including cash inside our CBOs; impairments in the value of the collateral underlying our real estate securities, real estate related loans and residential mortgage loans and the relation of any such impairments to our judgments as to whether changes in the market value of our securities, loans or real estate are temporary or not and whether circumstances bearing on the value of such assets warrant changes in carrying values; legislative/regulatory changes; completion of pending investments; the availability and cost of capital for future investments; competition within the finance and real estate industries; and other risks detailed from time to time in our SEC reports. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect our management’s views as of the date of this report. The factors noted above could cause our actual results to differ significantly from those contained in any forward-looking statement. For a discussion of our critical accounting policies, see ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations — Application of Critical Accounting Policies.’’

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

None.

Item 3.    Defaults upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

None.

Item 6.    Exhibits

3.1	Articles of Amendment and Restatement (incorporated by reference to the Registrant’s Registration Statement on Form S-11 (File No. 333-90578), Exhibit 3.1).

3.2	Articles Supplementary Relating to the Series B Preferred Stock (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003, Exhibit 3.3).

3.3	Articles Supplementary Relating to the Series C Preferred Stock (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 3.3, filed on October 25, 2005).

3.4	Articles Supplementary Relating to the Series D Preferred Stock (incorporated by reference to the Registrant’s Report on Form 8-A, Exhibit 3.1, filed on March 14, 2007).

3.5	Amended and Restated By-laws (incorporated by reference to the Registrant’s Registration Statement on Form 8-K, Exhibit 3.1, filed on May 5, 2006).

4.1	Rights Agreement between the Registrant and American Stock Transfer and Trust Company, as Rights Agent, dated October 16, 2002 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2002, Exhibit 4.1).

10.1	Amended and Restated Management and Advisory Agreement by and among the Registrant and Fortress Investment Group LLC, dated June 23, 2003 (incorporated by reference to the Registrant’s Registration Statement on Form S-11 (File No. 333-106135), Exhibit 10.1).

10.2	Newcastle Investment Corp. Nonqualified Stock Option and Incentive Award Plan Amended and Restated Effective as of February 11, 2004 (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, Exhibit 10.2).

31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

NEWCASTLE INVESTMENT CORP.
(Registrant)

/s/ Kenneth M. Riis
Name: Kenneth M. Riis Title: Chief Executive Officer and President Date: August 8, 2007
/s/ Debra A. Hess
Name: Debra A. Hess Title: Chief Financial Officer Date: August 8, 2007