Form 10-Q
period 2007-09-30
NEWCASTLE INVESTMENT CORP
filed 2007-11-09
CIK 1175483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007
or

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

Common stock, $0.01 par value per share: 52,779,179 shares outstanding as of November 7, 2007.

NEWCASTLE INVESTMENT CORP.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	September 30, 2007	December 31, 2006
	(Unaudited)
Assets
Real estate securities, available for sale	$5,186,147	$5,581,228
Real estate related loans, net	1,960,762	1,568,916
Residential mortgage loans, net	662,624	809,097
Subprime mortgage loans subject to call option – Note 5	392,992	288,202
Investments in unconsolidated subsidiaries	34,097	22,868
Operating real estate, net	33,348	29,626
Cash and cash equivalents	40,772	5,371
Restricted cash	107,415	184,169
Derivative assets	21,907	62,884
Receivables and other assets	65,409	52,031
	$8,505,473	$8,604,392
Liabilities and Stockholders’ Equity
Liabilities
CBO bonds payable	$4,728,805	$4,313,824
Other bonds payable	588,971	675,844
Notes payable	85,233	128,866
Repurchase agreements	1,583,842	760,346
Repurchase agreements subject to ABCP facility	98,655	1,143,749
Financing of subprime mortgage loans subject to call option – Note 5	392,992	288,202
Credit facility	—	93,800
Junior subordinated notes payable (security for trust preferred)	100,100	100,100
Derivative liabilities	46,164	17,715
Dividends payable	40,251	33,095
Due to affiliates	7,741	13,465
Accrued expenses and other liabilities	12,098	33,406
	7,684,852	7,602,412
Stockholders’ Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized, 2,500,000 shares of 9.75% Series B Cumulative Redeemable Preferred Stock, 1,600,000 shares of 8.05% Series C Cumulative Redeemable Preferred Stock and 2,000,000 shares of 8.375% Series D Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, issued and outstanding (Series D issued in 2007)	152,500	102,500
Common stock, $0.01 par value, 500,000,000 shares authorized, 52,779,179 and 45,713,817 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	528	457
Additional paid-in capital	1,033,322	833,887
Dividends in excess of earnings	(91,973)	(10,848)
Accumulated other comprehensive income (loss)	(273,756)	75,984
	820,621	1,001,980
	$8,505,473	$8,604,392

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(dollars in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues
Interest income	$169,770	$140,330	$523,860	$378,446
Rental and escalation income	1,323	834	3,898	3,616
Gain on sale of investments, net	4,825	2,642	14,014	10,722
Other income (loss), net	(7,053)	288	(557)	4,545
	168,865	144,094	541,215	397,329
Expenses
Interest expense	117,434	100,239	368,108	265,113
Loss on extinguishment of debt – Note 6	7,752	—	15,032	658
Property operating expense	1,019	1,041	3,099	2,808
Loan and security servicing expense	2,091	1,553	7,772	4,961
Provision for credit losses	2,820	2,682	7,945	5,868
Provision for losses, loans held for sale – Note 5	—	—	5,754	4,127
General and administrative expense	1,335	1,187	4,150	3,979
Management fee to affiliate	4,597	3,475	13,048	10,420
Incentive compensation to affiliate	—	3,094	6,209	8,780
Depreciation and amortization	359	290	1,030	767
	137,407	113,561	432,147	307,481
Other Gains (Losses)
Other-than-temporary impairment – Note 3	(67,860)	—	(73,813)	—
Income (loss) before equity in earnings of unconsolidated subsidiaries	(36,402)	30,533	35,255	89,848
Equity in earnings of unconsolidated subsidiaries	488	1,506	2,154	3,916
Income (loss) from continuing operations	(35,914)	32,039	37,409	93,764
Income (loss) from discontinued operations	17	(12)	(2)	212
Net Income (Loss)	(35,897)	32,027	37,407	93,976
Preferred dividends	(3,375)	(2,328)	(9,265)	(6,985)
Income (Loss) Applicable to Common Stockholders	$(39,272)	$29,699	$28,142	$86,991
Income (Loss) Per Share of Common Stock
Basic	$(0.74)	$0.68	$0.55	$1.98
Diluted	$(0.74)	$0.67	$0.55	$1.97
Income (loss) from continuing operations per share of common stock, after preferred dividends
Basic	$(0.74)	$0.68	$0.55	$1.97
Diluted	$(0.74)	$0.67	$0.55	$1.97
Income from discontinued operations per share of common stock
Basic	$0.00	$0.00	$0.00	$0.01
Diluted	$0.00	$0.00	$0.00	$0.00
Weighted Average Number of Shares of Common Stock Outstanding
Basic	52,779,179	43,999,817	50,894,424	43,978,625
Diluted	52,779,179	44,136,956	51,045,418	44,091,003
Dividends Declared per Share of Common Stock	$0.720	$0.650	$2.130	$1.925

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(dollars in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Dividends in Excess of Earnings	Accum. Other Comp. Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Stockholders’ equity – December 31, 2006	4,100,000	$102,500	45,713,817	$457	$833,887	$(10,848)	$75,984	$1,001,980
Dividends declared	—	—	—	—	—	(118,532)	—	(118,532)
Issuance of common stock	—	—	6,980,000	70	199,703	—	—	199,773
Exercise of common stock options	—	—	83,198	1	1,442	—	—	1,443
Issuance of common stock to directors	—	—	2,164	—	60	—	—	60
Issuance of preferred stock	2,000,000	50,000	—	—	(1,770)	—	—	48,230
Comprehensive income:
Net income	—	—	—	—	—	37,407	—	37,407
Net unrealized (loss) on securities	—	—	—	—	—	—	(292,713)	(292,713)
Reclassification of net realized (gain) loss on securities into earnings	—	—	—	—	—	—	(20,831)	(20,831)
Foreign currency translation	—	—	—	—	—	—	3,205	3,205
Net unrealized (loss) on derivatives designated as cash flow hedges	—	—	—	—	—	—	(39,466)	(39,466)
Reclassification of net realized loss on derivatives designated as cash flow hedges into earnings	—	—	—	—	—	—	65	65
Total comprehensive income (loss)								(312,333)
Stockholders’ equity – September 30, 2007	6,100,000	$152,500	52,779,179	$528	$1,033,322	$(91,973)	$(273,756)	$820,621
Stockholders’ equity – December 31, 2005	4,100,000	$102,500	43,913,409	$439	$782,735	$(13,235)	$45,564	$918,003
Dividends declared	—	—	—	—	—	(91,664)	—	(91,664)
Exercise of common stock options	—	—	84,000	1	1,439	—	—	1,440
Issuance of common stock to directors	—	—	2,408	—	60	—	—	60
Comprehensive income:
Net income	—	—	—	—	—	93,976	—	93,976
Net unrealized gain on securities	—	—	—	—	—	—	31,775	31,775
Reclassification of net realized (gain) on securities into earnings	—	—	—	—	—	—	(637)	(637)
Foreign currency translation	—	—	—	—	—	—	763	763
Net unrealized gain on derivatives designated as cash flow hedges	—	—	—	—	—	—	6,801	6,801
Reclassification of net realized (gain) on derivatives designated as cash flow hedges into earnings	—	—	—	—	—	—	(3,351)	(3,351)
Total comprehensive income								129,327
Stockholders’ equity – September 30, 2006	4,100,000	$102,500	43,999,817	$440	$784,234	$(10,923)	$80,915	$957,166

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)
(dollars in thousands)

	Nine Months Ended September 30,
	2007	2006
Cash Flows From Operating Activities
Net income	$37,407	$93,976
Adjustments to reconcile net income to net cash provided by (used in) operating activities (inclusive of amounts related to discontinued operations):
Depreciation and amortization	1,028	767
Accretion of discount and other amortization	(18,751)	(14,976)
Equity in earnings of unconsolidated subsidiaries	(2,154)	(3,916)
Distributions of earnings from unconsolidated subsidiaries	2,154	3,916
Deferred rent	234	(1,274)
Gain on sale of investments	(14,155)	(10,430)
Unrealized gain on non-hedge derivatives and hedge ineffectiveness	829	(4,421)
Loss on extinguishment of debt	10,278	—
Provision for credit losses	7,945	5,868
Provision for losses, loans held for sale	5,754	4,127
Other-than-temporary impairment	73,813	—
Purchase of loans held for sale – Notes 4 and 5	(1,089,202)	(1,511,086)
Sale of loans held for sale – Note 5	969,747	1,411,530
Non-cash directors’ compensation	60	60
Change in:
Restricted cash from operating activities	(8,268)	34,398
Receivables and other assets	(13,138)	(524)
Due to affiliates	(5,724)	1,155
Accrued expenses and other liabilities	(5,030)	8,757
Net cash provided by (used in) operating activities	(47,173)	17,927
Cash Flows From Investing Activities
Purchase of real estate securities	(416,408)	(1,020,618)
Proceeds from sale of real estate securities	237,892	306,618
Purchase of and advances on loans	(896,500)	(1,267,511)
Repayments of loan and security principal	925,431	417,277
Margin received on derivative instruments	73,978	(33,387)
Return of margin on derivative instruments	(90,097)	30,349
Margin deposits on total rate of return swaps (treated as derivative instruments)	(60,085)	(46,158)
Return of margin deposits on total rate of return swaps (treated as derivative instruments)	67,632	89,255
Proceeds from termination of derivative instruments	26,801	17,982
Proceeds from sale of derivative instrument into Securitization Trust 2006 – Note 5	—	5,623
Purchase and improvement of operating real estate	(1,537)	(1,314)
Contributions to unconsolidated subsidiaries	(12,191)	(100)
Distributions of capital from unconsolidated subsidiaries	962	1,504
Change in restricted cash from investing activities	(2,516)	—
Net cash used in investing activities	(146,638)	(1,500,480)

Continued on Page 5

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)
(dollars in thousands)

	Nine Months Ended September 30,
	2007	2006
Cash Flows From Financing Activities
Issuance of CBO bonds payable	1,835,071	—
Repayments of CBO bonds payable	(1,430,506)	(27,716)
Issuance of other bonds payable	—	631,988
Repayments of other bonds payable	(88,067)	(276,082)
Repayments of notes payable	(43,633)	(106,484)
Borrowings under repurchase agreements	4,785,636	3,300,477
Repayments of repurchase agreements	(3,962,140)	(2,150,900)
Issuance of repurchase agreement subject to ABCP facility	247,409	—
Repayments of repurchase agreement subject to ABCP facility	(1,292,503)	—
Draws under credit facility	382,800	393,900
Repayments of credit facility	(476,600)	(288,900)
Issuance of junior subordinated notes payable	—	100,100
Issuance of common stock	200,165	—
Costs related to issuance of common stock	(358)	—
Exercise of common stock options	1,443	1,440
Issuance of preferred stock	50,000	—
Costs related to issuance of preferred stock	(1,770)	—
Dividends paid	(111,376)	(90,564)
Payment of deferred financing costs	(2,244)	(9,664)
Change in restricted cash from financing activities	135,885	—
Net cash provided by financing activities	229,212	1,477,595
Net Increase (Decrease) in Cash and Cash Equivalents	35,401	(4,958)
Cash and Cash Equivalents, Beginning of Period	5,371	21,275
Cash and Cash Equivalents, End of Period	$40,772	$16,317
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest expense	$345,777	$248,594
Cash paid during the period for income taxes	$—	$244
Supplemental Schedule of Non-Cash Investing and Financing Activities
Common stock dividends declared but not paid	$38,001	$28,600
Preferred stock dividends declared but not paid	$2,250	$1,552
Foreclosure of loans	$—	$12,200
Acquisition and financing of loans subject to call option	$102,457	$286,315

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2007
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

Approximately 5.1 million shares of Newcastle’s common stock were held by the Manager, through its affiliates, and its principals at September 30, 2007. In addition, the Manager, through its affiliates, held options to purchase approximately 1.5 million shares of Newcastle’s common stock at September 30, 2007.

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
SEPTEMBER 30, 2007
(dollars in tables in thousands, except share data)

2.	INFORMATION REGARDING BUSINESS SEGMENTS

Newcastle conducts its business through three primary segments: real estate securities and real estate related loans, residential mortgage loans, and operating real estate.

Summary financial data on Newcastle’s segments is given below, together with a reconciliation to the same data for Newcastle as a whole:

	Real Estate Securities and Real Estate Related Loans	Residential Mortgage Loans	Operating Real Estate	Unallocated	Total
September 30, 2007 and the Nine Months then Ended
Gross revenues	$416,458	$119,607	$3,867	$1,283	$541,215
Operating expenses	(2,115)	(19,390)	(3,224)	(23,248)	(47,977)
Operating income (loss)	414,343	100,217	643	(21,965)	493,238
Interest expense	(285,462)	(74,453)	(44)	(8,149)	(368,108)
Loss on extinguishment of debt	(15,032)	—	—	—	(15,032)
Other-than-temporary impairment	(73,813)	—	—	—	(73,813)
Depreciation and amortization	—	—	(812)	(218)	(1,030)
Equity in earnings of unconsolidated subsidiaries	432	—	1,717	5	2,154
Income (loss) from continuing operations	40,468	25,764	1,504	(30,327)	37,409
Income (loss) from discontinued operations	—	—	(2)	—	(2)
Net income (loss)	40,468	25,764	1,502	(30,327)	37,407
Preferred dividends	—	—	—	(9,265)	(9,265)
Income (loss) applicable to common stockholders	$40,468	$25,764	$1,502	$(39,592)	$28,142
Revenue derived from non-U.S. sources:
Canada	$—	$—	$2,229	$—	$2,229
Total assets	$7,265,735	$1,142,322	$52,152	$45,264	$8,505,473
Long-lived assets outside the U.S.:
Canada	$—	$—	$20,403	$—	$20,403
December 31, 2006
Total assets	$7,366,684	$1,179,547	$48,518	$9,643	$8,604,392
Long-lived assets outside the U.S.:
Canada	$—	$—	$16,553	$—	$16,553
Three Months Ended September 30, 2007
Gross revenues	$133,852	$32,730	$1,301	$982	$168,865
Operating expenses	(716)	(4,208)	(1,057)	(5,881)	(11,862)
Operating income (loss)	133,136	28,522	244	(4,899)	157,003
Interest expense	(94,087)	(21,253)	(19)	(2,075)	(117,434)
Loss of extinguishment of debt	(7,752)	—	—	—	(7,752)
Other-than-temporary impairment	(67,860)	—	—	—	(67,860)
Depreciation and amortization	—	—	(285)	(74)	(359)
Equity in earnings of unconsolidated subsidiaries	(50)	—	537	1	488
Income (loss) from continuing operations	(36,613)	7,269	477	(7,047)	(35,914)
Income from discontinued operations	—	—	17	—	17
Net income (loss)	(36,613)	7,269	494	(7,047)	(35,897)
Preferred dividends	—	—	—	(3,375)	(3,375)
Income (loss) applicable to common stockholders	$(36,613)	$7,269	$494	$(10,422)	$(39,272)
Revenue derived from non-U.S. sources:
Canada	$—	$—	$752	$—	$752

continued on page 8

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2007
(dollars in tables in thousands, except share data)

	Real Estate Securities and Real Estate Related Loans	Residential Mortgage Loans	Operating Real Estate	Unallocated	Total
Nine Months Ended September 30, 2006
Gross revenues	$317,138	$75,878	$3,851	$462	$397,329
Operating expenses	(2,026)	(13,274)	(3,006)	(22,637)	(40,943)
Operating income (loss)	315,112	62,604	845	(22,175)	356,386
Interest expense	(210,793)	(46,696)	—	(7,624)	(265,113)
Loss on extinguishment of debt	—	—	—	(658)	(658)
Depreciation and amortization	—	—	(562)	(205)	(767)
Equity in earnings of unconsolidated subsidiaries	1,975	—	1,940	1	3,916
Income (loss) from continuing operations	106,294	15,908	2,223	(30,661)	93,764
Income from discontinued operations	—	—	212	—	212
Net income (loss)	106,294	15,908	2,435	(30,661)	93,976
Preferred dividends	—	—	—	(6,985)	(6,985)
Income (loss) applicable to common stockholders	$106,294	$15,908	$2,435	$(37,646)	$86,991
Revenue derived from non-U.S. sources:
Canada	$—	$—	$2,933	$—	$2,933
Three Months Ended September 30, 2006
Gross revenues	$116,680	$26,466	$834	$114	$144,094
Operating expenses	(731)	(3,608)	(1,088)	(7,605)	(13,032)
Operating income (loss)	115,949	22,858	(254)	(7,491)	131,062
Interest expense	(78,696)	(17,777)	—	(3,766)	(100,239)
Depreciation and amortization	—	—	(221)	(69)	(290)
Equity in earnings of unconsolidated subsidiaries	629	—	877	—	1,506
Income (loss) from continuing operations	37,882	5,081	402	(11,326)	32,039
Income from discontinued operations	—	—	(12)	—	(12)
Net income (loss)	37,882	5,081	390	(11,326)	32,027
Preferred dividends	—	—	—	(2,328)	(2,328)
Income (loss) applicable to common stockholders	$37,882	$5,081	$390	$(13,654)	$29,699
Revenue derived from non-U.S. sources:
Canada	$—	$—	$295	$—	$295

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2007
(dollars in tables in thousands, except share data)

Unconsolidated Subsidiaries

The following table summarizes the activity for significant subsidiaries affecting the equity held by Newcastle in unconsolidated subsidiaries:

	Operating Real Estate	Real Estate Loan
Balance at December 31, 2006	$12,528	$10,249
Contributions to unconsolidated subsidiaries	—	—
Distributions from unconsolidated subsidiaries	(1,154)	(1,957)
Equity in earnings of unconsolidated subsidiaries	1,717	823
Balance at September 30, 2007	$13,091	$9,115

Summarized financial information related to Newcastle’s significant unconsolidated subsidiaries was as follows:

	Operating Real Estate (A) (B)		Real Estate Loan (A) (C)
	September 30, 2007	December 31, 2006	September 30, 2007	December 31, 2006
Assets	$78,834	$78,381	$18,334	$20,615
Liabilities	(52,162)	(52,856)	—	—
Minority interest	(491)	(470)	(104)	(116)
Equity	$26,181	$25,055	$18,230	$20,499
Equity held by Newcastle	$13,091	$12,528	$9,115	$10,249

	Nine Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues	$6,021	$6,493	$1,672	$3,996
Expenses	(2,523)	(2,541)	(18)	(25)
Minority interest	(64)	(72)	(9)	(22)
Net income	$3,434	$3,880	$1,645	$3,949
Newcastle’s equity in net income	$1,717	$1,940	$823	$1,975

(A)	The unconsolidated subsidiaries’ summary financial information is presented on a fair value basis, consistent with their internal basis of accounting.
(B)	Included in the operating real estate segment.
(C)	Included in the real estate securities and real estate related loans segment.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2007
(dollars in tables in thousands, except share data)

3.	REAL ESTATE SECURITIES

The following is a summary of Newcastle’s real estate securities at September 30, 2007, all of which are classified as available for sale and are therefore reported at fair value with changes in the fair value recorded in other comprehensive income.

								Weighted Average
Asset Type	Current Face Amount	Amortized Cost Basis	Other-than- temporary Impairment (D)	Gross Unrealized		Carrying Value	Number of Securities	S&P Equivalent Rating	Coupon	Yield	Maturity (Years)
				Gains	Losses
CMBS-Conduit	$1,550,585	$1,495,256	$—	$9,432	$(103,481)	$1,401,207	198	BBB	5.89%	6.40%	6.74
CMBS-Large Loan	685,383	684,568	—	309	(17,966)	666,911	53	BBB−	7.01%	6.89%	2.15
CMBS-CDO	16,000	14,518	(3,477)	—	—	11,041	1	B−	10.60%	16.00%	7.95
CMBS-B-Note	270,277	259,375	—	1,127	(9,802)	250,700	40	BB	6.89%	7.42%	5.26
REIT Debt	926,873	941,006	—	5,609	(27,033)	919,582	93	BBB−	6.34%	5.97%	5.36
ABS–Manufactured Housing	61,839	59,822	—	102	(5,231)	54,693	9	BBB−	6.68%	7.48%	5.36
ABS-Subprime	618,818	607,885	(70,336)	—	(102,959)	434,590	122	BBB	6.94%	7.61%	2.94
ABS-Franchise	47,244	47,341	—	2	(5,124)	42,219	17	BBB	7.72%	7.87%	4.94
FNMA/FHLMC (C)	1,266,142	1,276,284	—	4,449	(3,953)	1,276,780	43	AAA	5.31%	5.28%	4.41
Subtotal/Average (A)	5,443,161	5,386,055	(73,813)	21,030	(275,549)	5,057,723	576	BBB+	6.18%	6.34%	4.85
Retained Securities (B)	76,380	70,182	—	—	(8,711)	61,471	6	BBB	7.32%	10.37%	3.02
Residual Interest (B)	74,197	74,197	—	—	(7,244)	66,953	2	NR	0.00%	20.78%	2.76
Total/Average	$5,593,738	$5,530,434	$(73,813)	$21,030	$(291,504)	$5,186,147	584	BBB+	6.11%	6.59%	4.80

(A)	The total current face amount of fixed rate securities was $4.4 billion, and of floating rate securities was $1.2 billion.
(B)	Represents the retained bonds and equity from Subprime Portfolios I and II described in Note 5. These securities have been treated as part of the residential mortgage loan segment — see Note 2. The residuals do not have stated coupons and therefore their coupons have been treated as zero for purposes of the table.
(C)	FNMA/FHLMC has an implied AAA rating.
(D)	Represents the cumulative write-down against amortized cost basis through earnings.

Unrealized losses that are considered other-than-temporary are recognized currently in income. In the three and nine months ended September 30, 2007, Newcastle recorded other-than-temporary impairment charges of $67.9 million and $73.8 million, respectively, relating to nineteen subprime and one CDO securities with an aggregate face amount of $133.5 million at September 30, 2007. Management closely monitors market valuations and, based on the results of recent market events, has concluded that these securities are other-than-temporarily impaired under the generally accepted accounting principles (GAAP). The remaining unrealized losses on Newcastle’s securities are primarily the result of market factors, rather than credit impairment, and Newcastle has performed credit analyses in relation to such securities which support its belief that the carrying values of such securities are fully recoverable over their expected holding period. Although management expects to hold these securities until their recovery, there is no assurance that such securities will not be sold or at what price they may be sold.

			Gross Unrealized				Weighted Average
Securities in an Unrealized Loss Position	Current Face Amount	Amortized Cost Basis	Gains	Losses	Carrying Value	Number of Securities	S&P Equivalent Rating	Coupon	Yield	Maturity (Years)
Less Than Twelve Months	$2,637,155	$2,574,437	$—	$(201,452)	$2,372,985	300	BBB	6.82%	7.10%	4.91
Twelve or More Months	1,555,523	1,564,101	—	(90,052)	1,474,049	159	A−	5.72%	5.60%	4.80
Total	$4,192,678	$4,138,538	$—	$(291,504)	$3,847,034	459	BBB+	6.41%	6.53%	4.87

As of September 30, 2007, Newcastle had $51.0 million of restricted cash held in CBO financing structures pending its investment in real estate securities and loans.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2007
(dollars in tables in thousands, except share data)

4.	REAL ESTATE RELATED LOANS, RESIDENTIAL MORTGAGE LOANS AND SUBPRIME MORTGAGE LOANS

The following is a summary of real estate related loans, residential mortgage loans and subprime mortgage loans at September 30, 2007. The loans contain various terms, including fixed and floating rates, self-amortizing and interest only. They are generally subject to prepayment.

Loan Type	Current Face Amount	Carrying Value	Loan Count	Wtd. Avg. Yield	Weighted Average Maturity (Years) (D)	Floating Rate Loans as a % of Face Amount	Delinquent Carrying Amount (E)
Mezzanine Loans (A)	$912,833	$909,827	25	9.03%	1.85	89.4%	$—
B-Notes	436,455	434,928	14	8.22%	1.93	84.7%	—
Corporate Bank Loans	397,620	397,489	12	7.79%	4.20	100.0%	—
Whole Loans	110,065	110,489	4	10.47%	1.57	100.0%	—
ICH Loans (B)	107,785	108,029	59	7.62%	0.50	0.0%	263
Total Real Estate Related Loans	$1,964,758	$1,960,762	114	8.60%	2.25	86.2%	$263
Residential Loans	$108,187	$110,957	349	6.19%	2.78		$3,121
Manufactured Housing Loans	562,931	551,667	16,210	8.58%	6.07		4,250
Total Residential Mortgage Loans	$671,118	$662,624	16,559	8.18%	5.54		$7,371
Subprime Mortgage Loans Subject
to Call Option (C)	$406,217	$392,992

(A)	One of these loans has an $8.9 million contractual exit fee which Newcastle will begin to accrue when management believes it is probable that such exit fee will be received.
(B)	In October 2003, pursuant to FIN No. 46, Newcastle consolidated an entity which holds a portfolio of commercial mortgage loans which has been securitized. This investment, which is referred to as the ICH CMO, was previously treated as a non-consolidated residual interest in such securitization. The primary effect of the consolidation is the requirement that Newcastle reflect the gross loan assets and gross bonds payable of this entity in its financial statements.
(C)	See Note 5.
(D)	The weighted average maturities for the residential loan portfolio and the two manufactured housing loan portfolios were calculated based on constant prepayment rates (CPR) of 30%, 8% and 9%, respectively.
(E)	This face amount of loans is 60 or more days past due, in foreclosure or real estate owned, representing 2.9% and 0.75% of the total current face amounts of the Residential Loans and the Manufactured Housing Loans, respectively.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2007
(dollars in tables in thousands, except share data)

The following is a reconciliation of loss allowance.

	Real Estate Related Loans	Residential Mortgage Loans
Balance at December 31, 2006	$(2,150)	$(7,256)
Provision for credit losses	(500)	(7,445)
Realized losses	2,250	8,144
Balance at September 30, 2007	$(400)	$(6,557)

Newcastle has entered into total rate of return swaps with major investment banks to finance certain loans whereby Newcastle receives the sum of all interest, fees and any positive change in value amounts (the total return cash flows) from a reference asset with a specified notional amount, and pays interest on such notional plus any negative change in value amounts from such asset. These agreements are recorded in Derivative Liabilities and treated as non-hedge derivatives for accounting purposes and are therefore marked to market through income. Net interest received is recorded to Interest Income and the mark to market is recorded to Other Income. If Newcastle owned the reference assets directly, they would not be marked to market. Under the agreements, Newcastle is required to post an initial margin deposit to an interest bearing account and additional margin may be payable in the event of a decline in value of the reference asset. Any margin on deposit (recorded in Restricted Cash), less any negative change in value amounts, will be returned to Newcastle upon termination of the contract.

As of September 30, 2007, Newcastle held an aggregate of $273.5 million notional amount of total rate of return swaps on 9 reference assets, including an unfunded asset with a notional amount of $38.1 million, on which it had deposited $39.2 million of margin. These total rate of return swaps had an aggregate fair value of approximately $(4.8) million, a weighted average receive interest rate of LIBOR + 2.01%, a weighted average pay interest rate of LIBOR + 0.52%, and a weighted average swap maturity of 0.68 years.

5.	SECURITIZATION OF SUBPRIME MORTGAGE LOANS

Subprime Portfolio I

In March 2006, Newcastle, through a consolidated subsidiary, acquired a portfolio of approximately 11,300 residential mortgage loans, predominantly originated in 2005, to subprime borrowers (the ‘‘Subprime Portfolio I’’) for $1.50 billion. The loans are being serviced by Nationstar Mortgage, LLC, an affiliate of the Manager, for a servicing fee equal to 0.50% per annum on the unpaid principal balance of the Subprime Portfolio I.

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
SEPTEMBER 30, 2007
(dollars in tables in thousands, except share data)

The transaction between Newcastle and the Securitization Trust 2006 qualified as a sale for accounting purposes. However, 20% of the loans which are subject to call option by Newcastle were not treated as being sold and are classified as ‘‘held for investment’’ subsequent to the completion of the securitization.

Subprime Portfolio II

In March 2007, Newcastle entered into an agreement to acquire a portfolio of approximately 7,300 residential mortgage loans to subprime borrowers (the ‘‘Subprime Portfolio II’’) for up to $1.7 billion of unpaid principal balance. Following its due diligence review, Newcastle funded $1.3 billion or approximately 75% of the original commitment. The agreement between the seller and Newcastle required the seller to repurchase any delinquent loans for three months following Newcastle’s acquisition. The loans are being serviced by Nationstar Mortgage LLC, an affiliate of the Manager, for a servicing fee equal to 0.50% per annum on the unpaid principal balance of the Subprime Portfolio II.

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

In July 2007, Newcastle, through Newcastle Mortgage Securities Trust 2007-1 (the ‘‘Securitization Trust 2007’’), closed on a securitization of the Subprime Portfolio II. As a result of the repurchase of delinquent loans by the seller, as well as borrower repayments, the unpaid principal balance of the portfolio upon securitization in July 2007 was $1.1 billion, or approximately 85.9% of the loans acquired. The Securitization Trust 2007 is not consolidated by Newcastle. Newcastle sold the Subprime Portfolio II to the Securitization Trust 2007. The Securitization Trust 2007 issued $1.02 billion face amount of notes and entered into an interest rate swap agreement to hedge its exposure to the risk of changes in market interest rates. Newcastle retained $38.8 million face amount of the investment grade notes and all of the equity issued by the Securitization Trust 2007. The notes have a stated maturity of April 25, 2037. Newcastle, as holder of the equity of the Securitization Trust 2007, has the option to redeem the notes once the aggregate principal balance of the Subprime Portfolio II is equal to or less than 10% of such balance at the date of the transfer. Newcastle received $969.7 million of proceeds from the securitization, which were used to repay the repurchase agreement described above.

The transaction between Newcastle and the Securitization Trust 2007 qualified as a sale for accounting purposes, resulting in a gain in the amount of $0.1 million recorded to earnings in July 2007. However, 10% of the loans which are subject to call option by Newcastle were not treated as being sold and are classified as ‘‘held for investment’’ subsequent to the completion of the securitization.

Following the securitization, Newcastle held the following interests in the Subprime Portfolio II, all valued at the date of securitization: (i) the $46.7 million equity of the Securitization Trust 2007, (ii) the $35.0 million of retained notes ($38.8 million face amount), and (iii) subprime mortgage loans subject to call option of $107.0 million and related financing in the amount of 100% of such loans.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2007
(dollars in tables in thousands, except share data)

The key assumptions utilized in measuring the $46.7 million fair value of the equity, or residual interest, to call date in the Securitization Trust 2007 were as follows:

Weighted average life (years) of residual interest	3.8
Expected credit losses	8.0%
Weighted average constant prepayment rate	30.1%
Discount rate	22.5%

The weighted average yield of the retained notes was 10.6% as of the date of securitization. The loans subject to call option and the corresponding financing will recognize interest income and expense based on the expected weighted average coupon of the loans subject to future repurchase at the call date.

In both transactions, the residual interests and the retained bonds are reported as real estate securities, available for sale. The retained loans subject to call option and corresponding financing are reported as separate line items on our balance sheet.

Newcastle has no obligation to repurchase any loans from either of its subprime securitizations. Therefore, it is expected that its exposure to loss is limited to the carrying amount of its retained interests in the securitization entities, as described above. A subsidiary of Newcastle gave limited representations and warranties with respect to the Subprime Portfolio II; however, it has no assets and does not have recourse to the general credit of Newcastle.

The following table presents information on the retained interests in securitizations of the Subprime Portfolios I and II, which includes the residual interests and the retained notes described above, and the sensitivity of their fair value to call date for immediate 10% and 20% adverse changes in the assumptions utilized in calculating such fair value, at September 30, 2007:

	Subprime Portfolio
	I	II
Total securitized loans (unpaid principal balance) (A)	$969,900	$1,036,246
Loans subject to call option (carrying value)	$290,494	$102,498
Retained interests (fair value) (B)	$63,599	$64,825
Weighted average life (years) of residual interest	1.8	3.5
Weighted average expected credit losses (C)	5.3%	8.0%
Effect on fair value of retained interests of 10% adverse change	$(2,711)	$(3,275)
Effect on fair value of retained interests of 20% adverse change	$(5,635)	$(8,024)
Weighted average constant prepayment rate (D)	30.5%	31.3%
Effect on fair value of retained interests of 10% adverse change	$(3,218)	$(1,775)
Effect on fair value of retained interests of 20% adverse change	$(5,815)	$(10,514)
Weighted average discount rate	18.3%	20.8%
Effect on fair value of retained interests of 10% adverse change	$(1,807)	$(2,992)
Effect on fair value of retained interests of 20% adverse change	$(3,551)	$(5,771)

(A)	Average loan seasoning of 25 months and 7 months for Subprime Portfolios I and II, respectively, at September 30, 2007.
(B)	The retained interests include residual interests and retained bonds of the securitizations. Their fair value is estimated based on pricing models.
(C)	Represents the percentage of losses on the original principal balance of the loans at the time of securitization (April 2006 and July 2007) to the maturity of the loans.
(D)	Represents the weighted average voluntary prepayment rate for the loans as of September 30, 2007 until maturity of such loans.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2007
(dollars in tables in thousands, except share data)

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

The following table summarizes certain characteristics of the underlying loans in the securitizations as of September 30, 2007:

	Subprime Portfolio
	I	II
Loan unpaid principal balance (UPB)	$969,900	$1,036,246
Delinquencies of 60 or more days (UPB)	$86,424	$—
Net credit losses for nine months ended September 30, 2007	$1,874	$—
Cumulative net credit losses	$1,931	$—
Cumulative net credit losses as a % of original UPB	0.13%	0.00%

Delinquencies include loans 60 or more days past due, in foreclosure or real estate owned, representing 8.9% of the total unpaid principal balance of Subprime Portfolio I. Newcastle received net cash inflows of $18.9 million and $9.0 million from the retained interests of Subprime Portfolios I and II, respectively, during the nine months ended September 30, 2007.

The weighted average yields of the retained notes of Subprime Portfolios I and II were 10.88% and 9.86%, respectively, as of September 30, 2007. The loans subject to call option and the corresponding financing recognize interest income and expense based on the expected weighted average coupons of the loans subject to call option at the call date of 9.24% and 8.68%, for Subprime Portfolios I and II, respectively.

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

In February 2007, Newcastle entered into a $400 million facility, in the form of a repurchase agreement, with a major investment bank to finance our investments in real estate related loans

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2007
(dollars in tables in thousands, except share data)

from time to time. The repurchase agreement has a rolling maturity of one year, with a maximum maturity of February 2010. The financing bears interest at LIBOR plus an applicable spread which varies depending on the type of assets.

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

In April 2007, Newcastle entered into a facility, in the form of repurchase agreement, with a major investment bank to finance acquisitions of real estate related loans and securities from time to time.  The facility provides for the financing of assets of up to $400.0 million and bears interest at LIBOR plus an applicable spread, which varies depending on the type of assets being financed. The facility has a rolling one year maturity.

In May 2007, Newcastle completed its tenth CBO financing to term finance an $825.0 million portfolio of real estate related loans and securities. Newcastle issued, through a consolidated subsidiary, $710.5 million of investment grade notes in the offering. At closing, the investment grade notes had an initial weighted average spread over LIBOR of 0.70% and a weighted average life of 7 years. Approximately 82%, or $585.8 million, of the investment grade notes are rated AAA through AA− and were sold to third parties. The remaining $124.7 million of investment grade notes rated A+ through BBB− have been retained by Newcastle. Newcastle has also retained the below investment grade notes and preferred shares of the offering.

In May 2007, Newcastle entered into a facility, in the form of a repurchase agreement, with a major investment bank to finance acquisitions of real estate related securities and loans from time to time. The facility provides for the financing of assets of up to $400.0 million and bears interest at LIBOR plus an applicable spread, which varies depending on the type of assets being financed. The facility has a one year maturity with an option for us to extend for an additional two years for assets being financed at the time of extension.

In June 2007, Newcastle redeemed securities issued in two prior CBOs with face amounts totaling $932.0 million. At the same time, Newcastle entered into a repurchase agreement with a major investment bank to interim finance the assets from the two redeemed CBOs. In July 2007, Newcastle completed its eleventh CBO financing to term finance a $1.4 billion portfolio of real estate securities. Newcastle issued, through a consolidated subsidiary, $1,288 million of investment grade notes in the offering. The proceeds from this offering were used to redeem a CBO in July with a face amount of $444.0 million of issued securities and to repay the repurchase agreement related to the redemption of the two prior CDOs in June 2007. At closing, the investment grade notes had an initial weighted average spread over LIBOR of 0.36% and a remaining term to expected maturity of 10 years. Approximately 97% or $1,248 million of the investment grade

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2007
(dollars in tables in thousands, except share data)

notes were rated AAA through AA and were sold to third parties. The remaining $40.0 million of investment grade notes, rated A, were retained by Newcastle and financed. Newcastle also retained the remaining $112.0 million of the subordinated capital structure. The following is a summary of the one-time costs, representing early termination payments and the write-off of deferred financing fees and expenses, by quarter:

	Cash Costs	Non-Cash Costs	Total
2nd Quarter 2007	$1,019	$6,261	$7,280
3rd Quarter 2007	3,730	1,981	5,711
Total	$4,749	$8,242	$12,991

In connection with this transaction, Newcastle sold $95.6 million and $82.6 million face amount of assets in the second quarter and third quarter of 2007, respectively. As a result, a portion of the costs incurred was offset by the gain on sale from these assets.

In August 2007, Newcastle’s board of directors approved a potential repurchase of up to $100 million of Newcastle’s common stock. As of November 7, 2007, no shares have been repurchased.

In August and September 2007, Newcastle refinanced approximately $1.2 billion of debt subject to the asset backed commercial paper (ABCP) program with repurchase agreements, having one to six month maturities with major investment banks. As a result, Newcastle recorded a non-cash expense of $3.5 million related to the write-off of deferred financing costs and other hedge related items in the third quarter of 2007. In October 2007, Newcastle refinanced the remaining debt subject to the ABCP program of $99.0 million with repurchase agreements.

7.	DERIVATIVE INSTRUMENTS

The following table summarizes the notional amounts and fair (carrying) values of Newcastle’s derivative financial instruments, excluding the total rate of return swap arrangements described in Note 4, as of September 30, 2007.

	Notional Amount	Fair Value	Longest Maturity
Interest rate swaps, treated as hedges (A)	$3,874,437	$(19,145)	September 2017
Interest rate caps, treated as hedges (A)	229,926	4	March 2009
Non-hedge derivative obligations (A) (B)	147,500	(348)	July 2038

(A)	Included in Derivative Assets or Derivative Liabilities, as applicable. Derivative Liabilities also include accrued interest.
(B)	Represents two essentially offsetting interest rate caps and two essentially offsetting interest rate swaps, each with notional amounts of $32.5 million, an interest rate cap with a notional amount of $17.5 million.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2007
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

The following is a reconciliation of the weighted average number of shares of common stock outstanding on a diluted basis.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Weighted average number of shares of common stock outstanding, basic	52,779,179	43,999,817	50,894,424	43,978,625
Dilutive effect of stock options, based on the treasury stock method	—	137,139	150,994	112,378
Weighted average number of shares of common stock outstanding, diluted	52,779,179	44,136,956	51,045,418	44,091,003

As of September 30, 2007, Newcastle’s outstanding options were summarized as follows:

Held by the Manager	1,457,222
Issued to the Manager and subsequently transferred to certain of the Manager’s employees	1,027,387
Held by the independent directors	14,000
Total	2,498,609

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following should be read in conjunction with the unaudited consolidated financial statements and notes included herein.

GENERAL

Newcastle Investment Corp. actively manages real estate related investments and related financing vehicles. We invest in, and actively manage, a portfolio of real estate securities, loans and other real estate related assets. In addition, we consider other opportunistic investments which capitalize on our manager’s expertise and which we believe present attractive risk/return profiles and are consistent with our investment guidelines. We seek to deliver stable dividends and attractive risk-adjusted returns to our stockholders through prudent asset selection, active management and the use of match funded financing structures, when appropriate, which reduce our interest rate and financing risks. Our objective is to maximize the difference between the yield on our investments and the cost of financing these investments while hedging our interest rate risk. We emphasize portfolio management, asset quality, diversification, match funded financing and credit risk management.

We currently own a diversified portfolio of moderately credit sensitive real estate debt investments including securities and loans. Our portfolio of real estate securities includes commercial mortgage backed securities (CMBS), senior unsecured debt issued by property REITs, real estate related asset backed securities (ABS), and FNMA/FHLMC securities. Mortgage backed securities are interests in or obligations secured by pools of mortgage loans. We generally target investments rated A through BB, except for our FNMA/FHLMC securities which are generally considered AAA rated. We also own, directly and indirectly, interests in loans and pools of loans, including real estate related loans, commercial mortgage loans, residential mortgage loans, manufactured housing loans, and subprime mortgage loans. We also own, directly and indirectly, interests in operating real estate.

We employ leverage in order to achieve our return objectives. We do not have a predetermined target debt to equity ratio as we believe the appropriate leverage for the particular assets we are financing depends on the credit quality of those assets. As of September 30, 2007, our debt to equity ratio as computed based on our consolidated balance sheet is approximately 9.2 to 1. Our general investment guidelines adopted by our board of directors limits total leverage (as defined under the governing documents) to maximum 9.0 to 1.0 debt to equity ratio. As of September 30, 2007, our debt to equity ratio, as computed under this method, was approximately 6.4 to 1.

We strive to maintain access to a broad array of capital resources in an effort to insulate our business from potential fluctuations in the availability of capital. We utilize multiple forms of financing including collateralized bond obligations (CBOs), other securitizations, term loans, a credit facility, and trust preferred securities, as well as short term financing in the form of repurchase agreements.

We seek to match fund our investments with respect to interest rates and maturities in order to minimize the impact of interest rate fluctuations on earnings and reduce the risk of refinancing our liabilities prior to the maturity of the investments. We seek to finance a substantial portion of our real estate securities and loans through the issuance of term debt, which are obligations issued in multiple classes secured by an underlying portfolio of assets. Specifically with respect to our CBO financings, they offer us the structural flexibility to buy and sell certain investments to manage risk and, subject to certain limitations, to optimize returns.

Market Considerations

Our ability to maintain our dividends is dependent on our ability to invest our capital on a timely basis at attractive levels. The primary market factors that bear on this are credit spreads and the availability of financing on favorable terms.

Generally speaking, widening credit spreads reduce the unrealized gains on our current investments (or cause unrealized losses) and increase our financing costs, but increase the yields available on potential new investments, while tightening credit spreads increase the unrealized gains on our current investments and reduce our financing costs, but reduce the yields available on potential new investments. By reducing unrealized gains (or causing unrealized losses), widening credit spreads would also impact our ability to realize gains on existing investments if we were to sell such assets.

In the first nine months of 2007 and continuing into the fourth quarter, credit spreads widened substantially. This widening of credit spreads caused the net unrealized gains on our securities and derivatives, recorded in accumulated other comprehensive income, and therefore our book value per share, to decrease and resulted in net unrealized losses. One of the key drivers of the widening of credit spreads has been the recent disruption in the subprime mortgage lending sector. This disruption has spread rapidly, causing adverse conditions throughout the credit markets.

Widening credit spreads, while reducing our book value per share, also result in higher yields on new investment opportunities. However, we must have additional capital available at attractive terms, either through debt financings or equity offerings, in order to take advantage of these investment opportunities. Currently, we are unable to take full advantage of the increased yields available on investments due to a lack of available capital. Non-recourse term financing not subject to margin requirements is generally not available and we must maintain our current sources of capital, such as our credit facility, in order to meet our working capital needs. Furthermore, an equity offering at our current common share price would likely not be accretive as our common dividend yield currently exceeds the yield available on many new investments.

In addition, the recent credit and liquidity crisis has adversely affected the market in which we operate in a number of other ways. For example, it has reduced the market trading activity for many real estate securities, resulting in less liquid markets for those securities. As the securities held by us and many other companies in our industry are marked to market at the end of each quarter, the decreased liquidity and concern over market conditions have resulted in what we believe are relatively conservative mark-to-market valuations of many real estate securities. These lower valuations have affected us by, among other things, decreasing our net book value and contributing to our decision to record other than temporary impairment in each of the last two quarters (discussed below under ‘‘Application of Critical Accounting Policies’’).

Furthermore, Standard & Poor’s and Moody’s have issued a series of credit rating downgrades on a large number of real estate securities, predominantly subprime securities, including a number that we own. These downgrades do not currently impact our compliance with the terms of our financings.

We do not currently know the full extent to which this market disruption will affect us or the markets in which we operate, and we are unable to predict its length or ultimate severity. If the disruption continues, we may experience further tightening of liquidity, additional impairment charges and increased margin requirements as well as additional challenges in raising capital and obtaining investment financing on attractive terms.

Based on our cash balances and committed financing, including our line of credit and warehouse facilities, we have sufficient liquidity to maintain our ongoing operations in the current market environment. We have not experienced a material decrease in our current cash flow; however, future cash flows may be materially impacted if conditions do not substantially improve. Should the current conditions worsen, or persist for an extended period of time, our available capital could be reduced upon the expiration or termination of our capital resources. See, for example, our discussion of the covenants under our credit facility in ‘‘— Liquidity and Capital Resources.’’

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

Organization

Our initial public offering occurred in October 2002. The following table presents information on shares of our common stock issued since our formation:

Year	Shares Issued	Range of Issue Prices (1)	Net Proceeds (millions)
Formation	16,488,517	N/A	N/A
2002	7,000,000	$13.00	$80.0
2003	7,886,316	$20.35 – $22.85	$163.4
2004	8,484,648	$26.30 – $31.40	$224.3
2005	4,053,928	$29.60	$108.2
2006	1,800,408	$29.42	$51.2
Nine Months 2007	7,065,362	$27.75 – $31.30	$201.3
September 30, 2007	52,779,179

As of September 30, 2007, approximately 5.1 million shares of our common stock were held by our manager, through affiliates, and its principals. In addition, our manager, through its affiliates, held options to purchase approximately 1.5 million shares of our common stock at September 30, 2007.

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

Revenues attributable to each segment are disclosed below (unaudited) (in thousands).

For the Nine Months Ended September 30,	Real Estate Securities and Real Estate Related Loans	Residential Mortgage Loans	Operating Real Estate	Unallocated	Total
2007	$416,458	$119,607	$3,867	$1,283	$541,215
2006	$317,138	$75,878	$3,851	$462	$397,329

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

Valuation and Impairment of Securities

We have classified our real estate securities as available for sale. As such, they are carried at fair value with net unrealized gains or losses reported as a component of accumulated other comprehensive income. Fair value is based primarily upon broker quotations, as well as counterparty quotations, which provide valuation estimates based upon reasonable market order indications or a good faith estimate thereof. These quotations are subject to significant variability based on market conditions, such as interest rates and credit spreads. Certain securities are not traded in an active market and therefore have little or no price transparency, predominantly the 2006 vintage subprime securities and the residual and retained bonds on our two subprime securitizations. As a result, for the third quarter, we have estimated the fair value for these illiquid securities based on internal pricing models rather than broker quotations. As of September 30, 2007, approximately $328.9 million of face amount of securities (or 6% of our total securities portfolio) was valued at $214.6 million based on our pricing models. Changes in market conditions, as well as changes in the assumptions or methodology used to determine fair value, could result in a significant increase or decrease in our book equity. For securities valued with pricing models, these inputs include the discount rate, assumptions relating to prepayments, default rates and loss severities, as well as other variables. We must also assess whether unrealized losses on securities, if any, reflect a decline in value which is other than temporary and, accordingly, write the impaired security down to its value through earnings. For example, a decline in value is deemed to be other than temporary if it is probable that we will be unable to collect all amounts due according to the contractual terms of a security which was not impaired at acquisition, or if we do not have the ability and intent to hold a security in an unrealized loss position until its anticipated recovery (if any). Temporary declines in value generally result from changes in market factors, such as market interest rates and credit spreads, or from certain macroeconomic events, including market disruptions and supply changes, which do not directly impact our ability to collect amounts contractually due. We continually evaluate the credit status of each of our securities and the collateral supporting our securities. This evaluation includes a review of the credit of the issuer of the security (if applicable), the credit rating of the security, the key terms of the security (including credit support), debt service coverage and loan to value ratios, the performance of the pool of underlying loans and the estimated value of the collateral supporting such loans, including the effect of local, industry and broader economic trends and factors. These factors include loan default expectations and loss severities, which are analyzed in connection with a particular security’s credit support, as well as prepayment rates. The result of this evaluation is considered in relation to the amount of the unrealized loss and the period elapsed since it was incurred. Significant judgment is required in this analysis.

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

Accounting Treatment for Certain Investments Financed with Repurchase Agreements

We owned $212.2 million of assets purchased from particular counterparties which are financed via $163.2 million of repurchase agreements with the same counterparties at September 30, 2007. Currently, we record such assets and the related financings gross on our balance sheet, and the corresponding interest income and interest expense gross on our income statement. In addition, if the asset is a security, any change in fair value is reported through other comprehensive income (since it is considered ‘‘available for sale’’).

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

This potential change in accounting treatment does not affect the economics of the transactions but does affect how the transactions are reported in our financial statements. Our cash flows, our liquidity and our ability to pay a dividend would be unchanged, and we do not believe our taxable income would be affected. Our net income and net equity would not be materially affected. In addition, this would not affect Newcastle’s status as a REIT or cause it to fail to qualify for its Investment Company Act exemption. This issue has been addressed in the proposed accounting standard FSP FAS 140-d, ‘‘Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.’’ If this standard is ratified as proposed, we may have to adopt a net treatment for these transactions. If we were to change our current accounting treatment for these transactions, our total assets and total liabilities would each be reduced by approximately $164.3 million at September 30, 2007.

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

In September 2006, the FASB cleared Statement of Position No. 07-1, ‘‘Clarification of the Scope of the Audit and Accounting Guide — Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies’’ (‘‘SOP 07-1’’) for issuance. SOP 07-1 addresses whether the accounting principles of the Audit and Accounting Guide for Investment Companies may be applied to an entity by clarifying the definition of an investment company and whether those accounting principles may be retained by a parent company in consolidation or by an investor in the application of the equity method of accounting. SOP 07-1 eliminates the previously existing exemption for REITs from being considered investment companies. We are currently evaluating the potential effect on our financial condition, liquidity and results of operations upon adoption of SOP 07-1. If we, or any of our subsidiaries, are considered an investment company under this new guidance, it would result in material changes to our financial statements. The primary change would be the recording of all of our (or our subsidiaries’) investments at fair value, with changes in fair value being recorded through the income statement. In October 2007, the FASB voted to indefinitely postpone the adoption of SOP 07-1.

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

In February 2007, the FASB issued SFAS No. 159, ‘‘The Fair Value Option for Financial Assets and Financial Liabilities.’’ SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 applies to reporting periods beginning after November 15, 2007. We are currently evaluating the potential effect on our financial condition, liquidity and results of operations upon adoption of SFAS 159. The impact could be material if we elected to measure material investments or debt at fair value (with changes in value recorded to income).

RESULTS OF OPERATIONS

The following table summarizes the changes in our results of operations from the three and nine months ended September 30, 2007 to the three and nine months ended September 30, 2006 (dollars in thousands):

	Period to Period Change		Period to Period Percent Change
	Nine Months Ended September 30, 2007/2006	Three Months Ended September 30, 2007/2006	Nine Months Ended September 30, 2007/2006	Three Months Ended September 30, 2007/2006	Explanation
Interest income	$145,414	$29,440	38.4%	21.0%	(1)
Rental and escalation income	282	489	7.8%	58.6%	(2)
Gain on sale of investments	3,292	2,183	30.7%	82.6%	(3)
Other income	(5,102)	(7,341)	(112.3%)	(2549.0%)	(4)
Interest expense	102,995	17,195	38.8%	17.2%	(1)
Gain (loss) on extinguishment of debt	14,374	7,752	2,184.5%	N/A	(5)
Property operating expense	291	(22)	10.4%	(2.1%)	(2)
Loan and security servicing expense	2,811	538	56.7%	34.6%	(1)
Provision for credit losses	2,077	138	35.4%	5.1%	(6)
Provision for losses, loans held for sale	1,627	—	39.4%	N/A	(7)
Other-than-temporary impairment	73,813	67,860	N/A	N/A	(8)
General and administrative expense	171	148	4.3%	12.5%	(9)
Management fee to affiliate	2,628	1,122	25.2%	32.3%	(10)
Incentive compensation to affiliate	(2,571)	(3,094)	(29.3%)	(100.0%)	(10)
Depreciation and amortization	263	69	34.3%	23.8%	(2)
Equity in earnings of unconsolidated subsidiaries	(1,762)	(1,018)	(45.0%)	(67.6%)	(11)
Income (loss) from continuing operations	$(56,355)	$(67,953)	(60.1%)	(212.1%)

(1)	Changes in interest income and expense are primarily related to our acquisition and disposition during these periods of interest bearing assets and related financings, as follows:

	Nine Months Ended September 30, 2007/2006		Three Months Ended September 30, 2007/2006
	Period to Period Increase (Decrease)
	Interest Income	Interest Expense	Interest Income	Interest Expense
Real estate security and loan portfolios (A)	$69,171	$50,795	$15,421	$10,279
FNMA/FHLMC securities	19,332	18,058	4,716	4,338
Other real estate related loans (B)	21,550	6,996	4,056	959
Subprime mortgage loan portfolio	29,741	19,557	6,284	4,029
Credit facility and junior subordinated notes	—	525	—	(1,691)
Residential mortgage loan portfolio (C)	13,059	8,200	91	(553)
Other real estate related loans (D)	(7,439)	(1,136)	(1,128)	(166)
	$145,414	$102,995	$29,440	$17,195

(A)	Represents our CBO financings and the acquisition of related collateral in these periods.

(B)	Primarily due to the acquisition of related assets in these periods.
(C)	Primarily due to the acquisition of a manufactured housing loan pool in the third quarter of 2006.
(D)	These loans received paydowns during the period which served to offset the amounts listed above.
Changes in loan and security servicing expense are also primarily due to these acquisitions and paydowns.
(2)	These changes are primarily the results of the acceleration of lease termination income in the first quarter of 2006, offset by the effect of foreign currency fluctuations and the foreclosure of $12.2 million of loans in March 2006.
(3)	This change is primarily a result of the volume of sales of real estate securities. Sales of real estate securities are based on a number of factors including credit, asset type and industry and can be expected to increase or decrease from time to time. Periodic fluctuations in the volume of sales of securities is dependent upon, among other things, management’s assessment of credit risk, asset concentration, portfolio balance and other factors.
(4)	The change to other income is primarily related to the changes in mark to market on total rate of return swaps and the ineffectiveness of derivatives designated as hedges. We recorded gains of $5.8 million and $5.5 million in the second quarter of 2007 and the first quarter of 2006, respectively, on derivatives used to hedge the interim financing of subprime mortgage loans held for sale, which were offset by the losses described in (7) below.
(5)	The change is due to the redemption of securities issued in three prior CBOs and the repayment of the debt related to the ABCP facility, which resulted in $4.7 million of cash costs, representing early termination payments, and $10.3 million of non-cash charges related to the write-off of deferred financing fees and expenses.
(6)	This change is primarily due to the acquisition of a manufactured housing loan pool at a discount for credit quality in the third quarter of 2006.
(7)	This change results from the unrealized losses on the two pools of subprime mortgage loans which were considered held for sale as of June 30, 2007 and March 31, 2006 respectively. These losses were related to changes in market interest rates and were offset by the gains described in (4) above.
(8)	This change is due to other-than-temporary impairment of $67.9 million and $73.8 million recorded in the three and nine months ended September 30, 2007 primarily related to subprime securities.
(9)	The change in general and administrative expense is primarily a result of increased market data services.
(10)	The increase in management fees is a result of our increased size resulting from our equity issuances. The change in incentive compensation is primarily a result of decreased funds from operations, as described below under ‘‘Funds from Operations’’.
(11)	This change is primarily the result of a decrease in earnings from an LLC which owns franchise loans. During the periods presented, our investment in this LLC decreased due to return of capital distributions which resulted in a corresponding reduction in earnings.

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

We expect that our cash on hand and our cash flow provided by operations, as well as proceeds from the repayment or sale of investments and borrowings, will satisfy our liquidity needs with respect to our current investment portfolio over the next twelve months. However, we may seek additional capital in order to grow our investment portfolio. We have an effective shelf registration statement with the SEC which allows us to issue various types of securities, such as common stock, preferred stock, depositary shares, debt securities and warrants from time to time. The shelf registration statement covers an unspecified amount of securities that can be offered.

We expect to meet our long-term liquidity requirements, specifically the repayment of our debt obligations, through additional borrowings and the liquidation or refinancing of our assets at maturity. In this regard, we have unencumbered assets of approximately $300.0 million at September 30, 2007. We believe that the value of these assets is, and will continue to be, sufficient to repay our debt at maturity under either scenario. Our ability to meet our long-term liquidity requirements relating to capital required for the growth of our investment portfolio is subject to obtaining additional equity and debt financing. Decisions by investors and lenders to enter into such transactions with us will depend upon a number of factors, such as our historical and projected financial performance, compliance with the terms of our current credit arrangements, industry and market trends, the availability of capital and our investors’ and lenders’ policies and rates applicable thereto, and the relative attractiveness of alternative investment or lending opportunities. We strive to maintain access to a broad array of capital resources in an effort to insulate our business from potential fluctuations in the availability of capital.

Our ability to execute our business strategy, particularly the growth of our investment portfolio, depends to a significant degree on our ability to obtain additional capital. Our core business strategy is dependent upon our ability to finance our real estate securities, loans and other real estate related assets with match funded debt at rates that provide a positive net spread. Currently, spreads for such liabilities have widened and demand for such liabilities has become extremely limited, therefore restricting our ability to execute future financings.

At September 30, 2007 we had an unrestricted cash balance of $40.8 million and an undrawn balance of $200.0 million on our credit facility. We also had $883.3 million available under various term financing facilities for certain investment categories. Our cash flow provided by operations differs from our net income due to these primary factors: (i) accretion of discount or premium on our real estate securities and loans (including the accrual of interest and fees payable at maturity), discount on our debt obligations, deferred financing costs and interest rate cap premiums, and deferred hedge gains and losses, (ii) gains and losses from sales of assets financed with CBOs, (iii) depreciation and straight — lined rental income of our operating real estate, (iv) the provision for credit losses recorded in connection with our loan assets, as well as other-than-temporary impairment recorded on our securities, (v) unrealized gains or losses on our non-hedge derivatives, particularly our total return swaps, and (vi) the non-cash charges associated with our early extinguishment of debt. Proceeds from the sale of assets which serve as collateral for our CBO financings, including gains thereon, are required to be retained in the CBO structure until the related bonds are retired and are therefore not available to fund current cash needs outside of these structures. As of September 30, 2007, we had $51.0 million of restricted cash held in CBO financing structures pending its investment in real estate securities and loans.

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

With respect to our operating real estate, we expect to incur expenditures of approximately $2.2 million relating to tenant improvements, in connection with the inception of leases, and capital expenditures during the twelve months ending September 30, 2008.

With respect to two of our real estate related loans, we were committed to fund up to an additional $107.0 million at September 30, 2007, subject to certain conditions to be met by the borrowers.

As described below, under ‘‘Interest Rate, Credit and Spread Risk,’’ we are subject to margin calls in connection with our assets financed with repurchase agreements or total rate of return swaps.

See ‘‘— Market Considerations’’ above for a further discussion of recent trends and events affecting our liquidity.

Debt Obligations

The following tables present certain information regarding our debt obligations and related hedges as of September 30, 2007 (unaudited) (dollars in thousands):

Debt Obligation/Collateral	Month Issued	Current Face Amount	Carrying Value	Unhedged Weighted Average Funding Cost	Final Stated Maturity	Weighted Average Funding Cost (1)	Weighted Average Maturity (Years)	Face Amount of Floating Rate Debt	Collateral Carrying Value	Collateral Weighted Average Maturity (Years)	Face Amount of Floating Rate Collateral	Aggregate Notional Amount of Current Hedges
CBO Bonds Payable
Real estate securities	Jul 1999	$343,860	$341,639	6.18%(2)	Jul 2038	6.34%	1.53	$248,860	$478,220	3.41	$—	$229,926
Real estate securities and loans	Mar 2004	414,000	411,397	5.67%(2)	Mar 2039	5.31%	4.86	382,750	420,900	4.02	197,126	177,300
Real estate securities and loans	Sep 2004	454,500	451,521	5.65%(2)	Sep 2039	5.42%	5.44	442,500	460,856	4.29	223,528	209,023
Real estate securities and loans (11)	Apr 2005	447,000	443,258	5.45%(2)	Apr 2040	5.44%	6.41	439,600	435,907	5.18	194,954	242,716
Real estate securities and loans	Dec 2005	442,800	439,178	5.50%(2)	Dec 2050	5.52%	7.73	436,800	449,832	6.58	121,039	341,506
Real estate securities and loans (11)	Nov 2006	807,500	807,041	5.60%(2)	Nov 2052	5.74%	6.31	799,900	796,172	4.15	589,991	161,655
Real estate securities and loans	May 2007	585,750	587,370	5.51%(2)	May 2052	5.68%	6.02	585,750	816,240	3.09	615,796	91,979
Real estate securities and loans	Jul 2007	1,247,750	1,247,401	5.44%(2)	Jul 2052	5.80%	7.38	1,247,750	1,295,496	4.82	296,421	966,307
		4,743,160	4,728,805			5.67%	6.14	4,583,910	5,153,623	4.42	2,238,855	2,420,412
Other Bonds Payable
ICH loans	Aug 1998	89,207	89,207	6.81%(2)	Aug 2030	6.81%	0.52	1,404	108,029	0.50	—	—
Manufactured housing loans	Jan 2006	190,425	189,548	LIBOR+1.25%	Jan 2009	6.14%	1.16	190,425	211,040	6.57	3,763	180,370
Manufactured housing loans	Aug 2006	312,192	310,216	LIBOR+1.25%	Aug 2011	7.02%	2.84	312,192	340,626	5.75	59,608	306,856
		591,824	588,971			6.70%	1.95	504,021	659,695	5.18	63,371	487,226
Notes Payable
Residential mortgage loans (3)	Nov 2004	85,233	85,233	LIBOR+0.16%	Nov 2007	5.46%	0.16	85,233	99,166	2.78	96,662	—
		85,233	85,233			5.46%	0.16	85,233	99,166	2.78	96,662	—
Repurchase Agreements (3) (4)
FNMA/FHLMC securities	Rolling	1,139,163	1,139,163	LIBOR-0.03%	Various (6)	4.91%	0.29	1,139,163	1,172,654	4.40	—	885,905
Other real estate securities (5)	Rolling	126,670	126,670	LIBOR+0.72%	Oct 2007	5.85%	0.08	126,670	39,967	6.06	68,807	—
Real estate related loans	Rolling	307,766	307,766	LIBOR+0.70%	Various (7)	5.86%	0.80	307,766	391,757	1.33	391,994	—
Residential mortgage loans	Rolling	10,243	10,243	LIBOR+0.75%	Nov 2007	5.87%	0.08	10,243	11,791	2.80	11,525	—
		1,583,842	1,583,842			5.18%	0.37	1,583,842	1,616,169	3.74	472,326	885,905
Repo subject to ABCP
FNMA/FHLMC securities	Jul 2007	98,655	98,655	LIBOR+0.16%	Oct 2007	5.08%	0.08	98,655	104,126	4.46	—	80,894
		98,655	98,655			5.08%	0.08	98,655	104,126	4.46	—	80,894
Corporate
Credit facility (8)	May 2006	—	—	LIBOR+1.60%	Jun 2009	6.73%	1.69	—	—	—	—	—
Junior subordinated notes payable	Mar 2006	100,100	100,100	7.57%(10)	Apr 2036	7.71%	28.50	—	—	—	—	—
		100,100	100,100			7.71%	28.50	—	—	—	—	—
Subtotal debt obligations		7,202,814	7,185,606			5.67%	4.68	$6,855,661	$7,632,779	4.32	$2,871,214	$3,874,437
Financing on subprime mortgage
loans subject to call option (9)		406,217	392,992
Total debt obligations		$7,609,031	$7,578,598

(1)	Includes the effect of applicable hedges.
(2)	Weighted average, including floating and fixed rate classes and excluding the amortization of the financing costs.
(3)	Subject to potential mandatory prepayments based on collateral value.
(4)	The counterparties on our repurchase agreements include: Bear Stearns ($573.9 million), Lehman Brothers ($399.7 million), JP Morgan ($286.4 million), Deutsche Bank ($203.3 million) Credit Suisse ($73.4 million), and other ($47.1 million).
(5)	Debt carrying value exceeds collateral carrying value due to $116.5 million of repurchase agreements secured by investments in Newcastle’s CBO bonds, which are eliminated in consolidation.
(6)	The longest maturity is March 2008.
(7)	The longest maturity is September 2008.
(8)	A maximum of $200.0 million can be drawn.
(9)	Issued in April 2006 and July 2007. See ‘‘Liquidity and Capital Resources’’ below regarding the securitizations of Subprime Portfolios I and II.
(10)	LIBOR + 2.25% after April 2016
(11)	Debt carrying value exceeds collateral carrying value due to the fact that security valuations have been reduced while the related debt is not marked to market.

Our debt obligations existing at September 30, 2007 (gross of $30.4 million of discounts) had contractual maturities as follows (unaudited) (in thousands):

Period from October 1, 2007 through December 31, 2007	$831,589
2008	936,141
2009	190,425
2010	—
2011	312,192
2012	—
Thereafter	5,338,684
Total	$7,609,031

Certain of the debt obligations included above are obligations of our consolidated subsidiaries which own the related collateral. In some cases, including the CBO and Other Bonds Payable, such collateral is not available to other creditors of ours.

Our debt obligations contain various customary loan covenants. Such covenants do not, in management’s opinion, materially restrict our investment strategy or ability to raise capital. We are in compliance with all of our loan covenants as of September 30, 2007.

Our credit facility contains a covenant requiring that we earn positive net income during each period of two consecutive fiscal quarters. Currently, the facility is undrawn and we are in compliance with this covenant. Because we had a net loss for the third quarter, if our net income for the fourth quarter does not sufficiently offset the third quarter net loss, we will experience an event of default under our credit facility. If this occurs, we will not be permitted to borrow under this facility, and the lender will have the right to terminate its commitment and to require that any amounts outstanding be paid immediately. In addition, failure to cure an event of default would result in a default under certain of our other non-CBO financing agreements. However, the Company has the ability to cure an event of default by terminating the facility at any time. Failure to cure an event of default would materially negatively impact our liquidity if we are not able to obtain alternate sources of financing.

One class of CBO bonds, with an aggregate $323.0 million face amount, was issued subject to remarketing procedures and related agreements whereby such bonds are remarketed and sold on a periodic basis. If the bonds are not successfully remarketed and sold, the only effect on Newcastle is that the interest rate on the bonds may increase to a maximum of LIBOR + 0.30%. As of September 30, 2007, the interest rate on these bonds is LIBOR + 0.22%.

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

In February 2007, we entered into a $400 million facility, in the form of a repurchase agreement, with a major investment bank to finance our investments in real estate related loans from time to time. The repurchase agreement has a rolling maturity of one year, with a maximum maturity of February 2010. The financing bears interest at LIBOR plus an applicable spread, which varies depending on the type of assets. As of September 30, 2007, $73.4 million has been drawn and $326.6 million is available under the facility.

In March 2007, we entered into an agreement to acquire a portfolio of subprime mortgage loans. This acquisition was originally funded with a repurchase agreement. We entered into an interest rate swap in order to hedge our exposure to the risk of changes in market interest rates with respect to the portfolio of loans. In the second quarter of 2007, we recorded a write down of $5.8 million related to these loans due to changes in market interest rates. No write down for credit was recorded related to these loans. We also recorded a gain of $5.8 million related to the termination of the swap in the second quarter of 2007.

In July 2007, Newcastle Mortgage Securities Trust 2007-1 (the ‘‘Securitization Trust 2007’’), closed on a securitization of the Subprime Portfolio II. We do not consolidate the Securitization Trust 2007. We sold the Subprime Portfolio II to the Securitization Trust 2007 and terminated the related interest rate swap. The Securitization Trust 2007 issued $1.02 billion face amount of notes and entered into an interest rate swap agreement to hedge its exposure to the risk of changes in market interest rates. The proceeds from the securitization were used to repay the repurchase agreement described above. The notes have a stated maturity of April 25, 2037. We, as holder of the equity of the Securitization Trust 2007, have the option to redeem the notes once the aggregate principal balance of the Subprime Portfolio II is equal to or less than 10% of such balance at the date of the transfer.

The transaction between us and the Securitization Trust 2007 qualified as a sale for accounting purposes, resulting in a nominal amount being recorded to earnings in July 2007. However, 10% of the loans which are subject to call option by us were not treated as being sold and are classified as ‘‘held for investment’’ subsequent to the completion of the securitization. Following the securitization, we held the following interests in the Subprime Portfolio II: (i) the equity of the Securitization Trust 2007, (ii) the retained notes, and (iii) subprime mortgage loans subject to call option and related financing in the amount of 100% of such loans.

We have no obligation to repurchase any loans from either of our subprime securitizations. Therefore, it is expected that our exposure to loss is limited to the carrying amount of our retained interests in the securitization entities, as described above. A subsidiary of ours gave limited representations and warranties with respect to the second securitization; however, it has no assets and does not have recourse to the general credit of Newcastle.

In April 2007, we entered into a facility, in the form of a repurchase agreement, with a major investment bank to finance acquisitions of real estate related loans and securities from time to time. The facility provides for the financing of assets of up of to $400.0 million and bears interest at LIBOR plus an applicable spread, which varies depending on the type of assets being financed. The facility has a rolling one year maturity. As of September 30, 2007, $203.3 million has been drawn and $196.7 million is available under the facility.

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

In May 2007, we entered into a facility, in the form of a repurchase agreement, with a major investment bank to finance acquisitions of real estate related securities and loans. The facility provides for the financing of assets of up to $400.0 million and bears interest at LIBOR plus an applicable spread, which varies depending on the type of assets being financed. The facility has a one year maturity with an option for us to extend for an additional two years for assets being financed at the time of extension. As of September 30, 2007, $40.0 million has been drawn and $360.0 million is available under the facility.

In June 2007, we redeemed securities issued in two prior CBOs with face amounts totaling $932.0 million. At the same time, we entered into a repurchase agreement with a major investment bank to interim finance the assets from the two redeemed CBOs. In July 2007, we completed our eleventh CBO financing to term finance a $1.4 billion portfolio of real estate related securities. The proceeds from the offering were used to redeem a CBO in July with a face amount of $444.0 million of issued securities and to repay the repurchase agreement related to the redemption of the two CDOs in June 2007. Through a consolidated subsidiary, we issued $1,288 million of investment grade notes in the offering. At closing, the investment grade notes had an initial weighted average spread over LIBOR of 0.36% and a remaining term to expected maturity of 10 years. Approximately 97% or $1,248 million, of the investment grade notes were rated AAA through AA and were sold to third parties. The remaining $40.0 million of investment grade notes, rated A, were retained by us and financed. Newcastle also retained the remaining $112.0 million of the subordinated capital structure. The following is a summary of the one-time cash costs, representing early termination payments and the write-off of deferred financing fees and expenses, by quarter:

	Cash Costs	Non-Cash Costs	Total
2nd Quarter 2007	$1,019	$6,261	$7,280
3rd Quarter 2007	3,730	1,981	5,711
Total	$4,749	$8,242	$12,991

In connection with this transaction, we sold $95.6 million and $82.6 million face amount of assets in the second quarter and third quarter of 2007, respectively. As a result, a portion of the costs incurred was offset by the gain on sale from these assets.

In August and September 2007, we refinanced approximately $1.2 billion of debt subject to the asset backed commercial paper (ABCP) facility with repurchase agreements, having one to six month maturities with major investment banks. As a result, we recorded a non-cash expense of $3.5 million related to the write-off of deferred financing costs and other hedge related items in the third quarter of 2007. In October 2007, we refinanced the remaining debt subject to ABCP facility of $99.0 million with repurchase agreements.

Other

We have entered into total rate of return swaps with major investment banks to finance certain loans whereby we receive the sum of all interest, fees and any positive change in value amounts (the total return cash flows) from a reference asset with a specified notional amount, and pay interest on such notional plus any negative change in value amounts from such asset. These agreements are recorded in Derivative Liabilities and treated as non-hedge derivatives for accounting purposes and are therefore marked to market through income. Net interest received is recorded to Interest Income and the mark to market is recorded to Other Income. If we owned the reference assets directly, they would not be marked to market. Under the agreements, we are required to post an initial margin deposit to an interest bearing account and additional margin may be payable in the event of a decline in value of the reference asset. Any margin on deposit, less any negative change in value amounts, will be returned to us upon termination of the contract.

As of September 30, 2007, we held an aggregate of $273.5 million notional amount of total rate of return swaps on 9 reference assets, including an unfunded asset with a notional amount of $38.1 million, on which we had deposited $39.2 million of margin. These total rate of return swaps had an aggregate fair value of approximately $(4.8) million, a weighted average receive interest rate of LIBOR + 2.01%, a weighted average pay interest rate of LIBOR + 0.52%, and a weighted average maturity of 0.68 years.

Stockholders’ Equity

Common Stock

The following table presents information on shares of our common stock issued since December 31, 2006:

Period	Shares Issued	Range of Issue Prices (1)	Net Proceeds (millions)	Options Granted to Manager
Nine Months Ended September 30, 2007	7,065,362	$27.75 – $31.30	$201.3	698,000

(1)	Excludes prices of shares issued pursuant to the exercise of options and of shares issued to our independent directors.

At September 30, 2007, we had 52,779,179 shares of common stock outstanding.

As of September 30, 2007, our outstanding options were summarized as follows:

Held by the Manager	1,457,222
Issued to the Manager and subsequently transferred to certain of the Manager’s employees	1,027,387
Held by the independent directors	14,000
Total	2,498,609

In August 2007, our board of directors authorized a potential repurchase of up to $100 million of our common stock. As of November 7, 2007, no shares have been repurchased.

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

Other Comprehensive Income (Loss)

During the nine months ended September 30, 2007, our accumulated other comprehensive income (loss) changed due to the following factors (in thousands):

Accumulated other comprehensive income, December, 31, 2006	$75,984
Net unrealized gain (loss) on securities	(292,713)
Reclassification of net realized (gain) loss on securities into earnings	(20,831)
Foreign currency translation	3,205
Net unrealized gain (loss) on derivatives designated as cash flow hedges	(39,466)
Reclassification of net realized (gain) loss on derivatives designated as cash flow hedges into earnings	65
Accumulated other comprehensive (loss), September 30, 2007	$(273,756)

Our book equity changes as our real estate securities portfolio and derivatives are marked-to-market each quarter, among other factors. The primary causes of mark-to-market changes are changes in interest rates and credit spreads. During the period, sharply widening credit spreads and decreasing interest rates caused a net decrease in unrealized gains on our real estate securities and derivatives, resulting in net unrealized losses. While such an environment would likely result in a decrease in the fair value of our existing securities portfolio and, therefore, reduced our book equity and ability to realize gains on such existing securities, it did not directly affect our current cash flow or our ability to pay dividends.

See ‘‘— Market Considerations’’ above for a further discussion of recent trends and events affecting our unrealized gains and losses as well as our liquidity.

Common Dividends Paid

Declared for the Period Ended	Paid	Amount Per Share
December 31, 2006	January 2007	$0.690
March 31, 2007	April 2007	$0.690
June 30, 2007	July 2007	$0.720
September 30, 2007	October 2007	$0.720

Cash Flow

Net cash flow provided by (used in) operating activities decreased to ($47.2 million) for the nine months ended September 30, 2007 from $17.9 million for the nine months ended September 30, 2006. This change primarily resulted from the acquisition and settlement of our investments as described above, and the performance thereof. The nine months ended September 30, 2007 and September 30, 2006 included the purchase of loans held for sale of $1.1 million and $1.5 million, respectively.

Investing activities used ($146.6 million) and ($1.5 billion) during the nine months ended September 30, 2007 and 2006, respectively. Investing activities consisted primarily of investments made in certain real estate securities, loans and other real estate related assets, net of proceeds from the sale or settlement of investments.

Financing activities provided $229.2 million and $1.5 billion during the nine months ended September 30, 2007 and 2006, respectively. The equity issuances, borrowings and debt issuances described above served as the primary sources of cash flow from financing activities. Offsetting uses included the payment of related deferred financing costs, the purchase of hedging instruments, the payment of dividends, and the repayment of debt as described above.

See the consolidated statements of cash flows included in our consolidated financial statements included herein for a reconciliation of our cash position for the periods described herein.

INTEREST RATE, CREDIT AND SPREAD RISK

We are subject to interest rate, credit and spread risk with respect to our investments.

Interest Rate Risk

Changes in interest rates, including changes in expected interest rates or ‘‘yield curves,’’ affect our investments in two distinct ways, each of which is discussed below.

First, changes in interest rates affect our net interest income, which is the difference between the interest income earned on assets and the interest expense incurred in connection with our debt obligations and hedges.

Our general financing strategy focuses on the use of match funded structures. This means that we seek to match the maturities of our debt obligations with the maturities of our assets to minimize the risk that we have to refinance our liabilities prior to the maturities of our assets, and to reduce the impact of changing interest rates on our earnings. In addition, we generally match fund interest rates on our assets with like-kind debt (i.e., fixed rate assets are financed with fixed rate debt and floating rate assets are financed with floating rate debt), directly or through the use of interest rate swaps, caps or other financial instruments, or through a combination of these strategies, which also allows us to reduce the impact of changing interest rates on our earnings.

However, increases in interest rates can nonetheless reduce our net interest income to the extent that we are not completely match funded. Furthermore, a period of rising interest rates can negatively impact our return on certain floating rate investments. Although these investments may be financed with floating rate debt, the interest rate on the debt may reset prior to, or more frequently than, the interest rate on the assets, causing a decrease in return on equity during a period of rising interest rates.

Changes in the level of interest rates also affect the yields required by the marketplace on debt. Increasing interest rates would reduce the value of the fixed rate assets we hold at the time because higher required yields result in lower prices on existing fixed rate assets in order to adjust their yield upward to meet the market.

We generally have the intent and ability to hold our assets until maturity. Such assets are considered available for sale and may be sold prior to maturity on an opportunistic basis or for other reasons.

Changes in unrealized gains or losses resulting from changes in market interest rates do not directly affect our cash flows, or our ability to pay a dividend, as the related assets are expected to be held and their fair value is not relevant to their underlying cash flows. Our assets are largely financed to maturity through long term CBO financings that are not redeemable as a result of book value changes. As long as these fixed rate assets continue to perform as expected, our cash flows from these assets would not be affected by increasing interest rates. Changes in unrealized gains or losses would impact our ability to realize gains on existing investments if they were sold. Furthermore, with respect to changes in unrealized gains or losses on investments which are carried at fair value, changes in unrealized gains or losses would impact our net book value and, in the case of non-hedge derivatives, our net income.

Changes in the value of our assets could affect our ability to borrow and access capital. Also, if the value of our assets subject to repurchase agreements were to decline, it could cause us to fund margin and affect our ability to refinance such assets upon the maturity of the related repurchase agreements, adversely impacting our rate of return on such securities.

Credit Risk

Credit risk refers to the ability of each individual borrower under our loans and securities to make required interest and principal payments on the scheduled due dates. The commercial mortgage and asset backed securities we invest in are generally junior in right of payment of interest and principal to one or more senior classes, but benefit from the support of one or more subordinate classes of securities or other form of credit support (which absorbs losses before the securities in which we invest) within a securitization transaction. The senior unsecured REIT debt securities we invest in reflect comparable credit risk. We also invest in loans and securities which represent ‘‘first loss’’ pieces; in other words, they do not benefit from credit support although we believe they predominantly benefit from underlying collateral value well in excess of their carrying amounts.

We believe, based on our due diligence process, that these assets offer attractive risk-adjusted returns with long term principal protection under a variety of default and loss scenarios. We further minimize credit risk by actively monitoring our asset portfolio and the underlying credit quality of our holdings and, where appropriate, repositioning our investments to upgrade their credit quality. In the event of a significant rising interest rate environment and/or economic downturn, loan and collateral defaults may increase and result in credit losses that would adversely affect our liquidity and operating results. As described above in ‘‘— Market Considerations’’ and elsewhere in this quarterly report, adverse market and credit conditions have resulted in our recording of other-than-temporary impairment in certain securities, predominantly 2006 vintage subprime securities.

Spread Risk

Credit spreads measure the yield demanded on loans and securities by the market based on their credit relative to U.S. Treasuries, for fixed rate credit, or LIBOR, for floating rate credit. Our fixed rate loans and securities are valued based on a market credit spread over the rate payable on fixed rate U.S. Treasuries of like maturity. Our floating rate loans and securities are valued based on a market credit spread over LIBOR. Excessive supply of such loans and securities combined with reduced demand will generally cause the market to require a higher yield on such loans and securities, resulting in the use of a higher (or ‘‘wider’’) spread over the benchmark rate to value them.

Changes in credit spreads affect our investments in two distinct ways, each of which is discussed below.

First, widening credit spreads would result in higher yields being required by the marketplace on loans and securities. This widening would reduce the value of the loans and securities we hold at the time because higher required yields result in lower prices on existing securities in order to adjust their yield upward to meet the market. The effects of such a decrease in values on our financial position, results of operations and liquidity are discussed above under ‘‘— Interest Rate Risk.’’

Our financing strategy is dependent on our ability to place the match funded debt we use to finance our investments at rates that provide a positive net spread. Currently, spreads for such liabilities have widened and demand for such liabilities has become extremely limited, therefore restricting our ability to execute future financings.

However, a second impact of widening of credit spreads is that it would also result in increased yields on new investments we purchase during or subsequent to the widening, thereby benefiting our ongoing investment activities, as we would earn a higher yield on the same investment amount in comparison to the investing environment prior to such widening. As noted, in ‘‘— Market Considerations’’ above, we could only take advantage of these investment opportunities if we have sufficient liquidity and financing is available on favorable terms.

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

For a further discussion of these risks, see ‘‘Quantitative and Qualitative Disclosures About Market Risk’’ below.

STATISTICS

The following summarizes our investment portfolio at September 30, 2007. It excludes operating real estate of $39.1 million at September 30, 2007.

Asset Quality and Diversification at September 30, 2007

Newcastle’s $8.9 billion investment portfolio consists primarily of commercial, residential and corporate debt. The following describes our investment portfolio at September 30, 2007 ($ in millions):

	Face Amount	Percentage of Total Portfolio	Number of Investments	Credit (1)	Weighted Average Life (years)
Commercial
CMBS	$2,522	28.2%	292	BBB−	5.3
Mezzanine Loans	949	10.6%	26	72%	1.8
B-Notes	436	4.9%	14	63%	1.9
Whole Loans	129	1.5%	5	75%	1.5
Investment in Joint Venture	39	0.4%	106	NR	12.0
Total Commercial Assets	4,075	45.6%			4.1
Residential
Manufactured Housing and Residential Mortgage Loans	671	7.5%	16,559	696	5.5
Subprime Securities (3)	619	6.9%	122	BBB	2.9
Loans Subject to Call Option	406	4.6%	NA	NR	1.6
Subprime Residual/Retained Securities (2)	151	1.7%	8	NR	2.9
Real Estate ABS	109	1.2%	26	BBB	5.2
Total Residential Assets	1,956	21.9%			3.7
Corporate
REIT Debt	927	10.4%	93	BBB−	5.4
Corporate Bank Loans	597	6.7%	14	58%	3.0
Total Corporate Assets	1,524	17.1%			4.4
Other Assets
FNMA/FHLMC	1,266	14.2%	43	AAA	4.4
ICH Loans	108	1.2%	59	NR	0.5
Total Other Assets	1,374	15.4%			4.1
TOTAL	$8,929	100.0%			4.1

(1)	Credit represents weighted average rating for rated assets, LTV for non-rated commercial assets, FICO score for non-rated residential assets and implied AAA for Agency RMBS.
(2)	Represents $76.4 million and $74.2 million of face amount of retained bonds and residual interests, respectively, in the securitizations of Subprime Portfolios I and II.
(3)	The following table illustrates the exposure by vintage in our subprime securities portfolio as of September 30, 2007:

	Collateral Characteristics					Security Characteristics
Deal Vintage (A)	Deal Age (months)	Collateral Factor (B)	Delinquency (C)	3 month CRR (D)	Cumulative Losses to Date	Weighted Average Rating	Number of Securities	Current Face Amount (E)	Percentage	Principal Subordination (F)
2003	49	0.15	9.9%	23.8%	2.1%	A	16	$47,601	7.7%	24.4%
2004	39	0.20	12.0%	30.5%	1.0%	A−	30	202,667	32.7%	19.1%
2005	26	0.42	14.6%	38.4%	0.9%	BBB+	44	201,303	32.5%	14.1%
2006	14	0.75	14.2%	20.3%	0.4%	BB+	29	159,497	25.8%	3.9%
2007	6	0.93	4.5%	15.5%	0.0%	BBB+	3	7,750	1.3%	10.0%
Total	29	0.42	13.2%	29.7%	0.9%	BBB	122	$618,818	100.0%	13.8%

(A)	The year in which the securities were issued.
(B)	The ratio of original unpaid principal balance of loans still outstanding.
(C)	The percentage of underlying loans that are 90+ days delinquent, or in foreclosure or considered real estate owned (REO).
(D)	Three month average constant voluntary prepayment rate.
(E)	Excludes subprime retained securities and residual interests of $150.6 million.
(F)	The percentage of the current face amount of securities and residual interests that is subordinate to our investments.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2007, we had two material off-balance sheet arrangements. We believe that these off-balance sheet structures presented the most efficient and least expensive form of financing for these assets at the time they were entered, and represented the most common market-accepted method for financing such assets.

•	In April 2006, we securitized our Subprime Portfolio I. The loans were sold to a securitization trust, of which 80% were treated as a sale, which is an off-balance sheet financing as described in ‘‘— Liquidity and Capital Resources.’’

•	In July 2007, we securitized our Subprime Portfolio II. The loans were sold to a securitization trust, of which 90% were treated as a sale, which is an off-balance sheet financing as described in ‘‘— Liquidity and Capital Resources.’’

We have no obligation to repurchase any loans from either of our subprime securitizations. Therefore, it is expected that our exposure to loss is limited to the carrying amount of our retained interests in the securitization entities, as described above. A subsidiary of ours gave limited representations and warranties with respect to the second securitization; however, it has no assets and does not have recourse to the general credit of Newcastle.

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

CONTRACTUAL OBLIGATIONS

During the first nine months of 2007, we had all of the material contractual obligations referred to in our annual report on Form 10-K for the year ended December 31, 2006, as well as the following:

Contract Category	Change
Repurchase agreements	We financed certain newly acquired loans and securities with repurchase agreements. We entered into three facilities, in the form of repurchase agreements, to finance newly acquired loans and securities.
Interest rate swaps	Certain floating rate debt issuances as well as certain assets were hedged with interest rate swaps.
Loan servicing agreement	We entered into an agreement related to our second subprime mortgage loan portfolio.
CBO bonds payable	The financing of our tenth CBO was closed in May 2007 and of our eleventh CBO was closed in July 2007.

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

Funds from Operations (FFO) is calculated as follows (unaudited) (in thousands):

	For the Nine Months Ended September 30, 2007	For the Three Months Ended September 30, 2007
Income (loss) applicable to common stockholders	$28,142	$(39,272)
Operating real estate depreciation	812	285
Funds from Operations (FFO)	$28,954	$(38,987)

Funds from Operations was derived from our segments as follows (unaudited) (in thousands):

	Book Equity at September 30, 2007	Average Invested Common Equity for the Nine Months Ended September 30, 2007 (2)	FFO for the Nine Months Ended September 30, 2007	Return on Invested Common Equity (ROE) (3)
Real estate securities and real estate related loans	$1,011,313	$1,049,403	$40,469	5.14%
Residential mortgage loans	149,361	132,897	25,764	25.85%
Operating real estate	50,948	49,795	2,314	6.20%
Unallocated (1)	(264,020)	(270,444)	(39,593)	N/A
Total (2)	947,602	$961,651	$28,954	4.01%
Preferred stock	152,500
Accumulated depreciation	(5,725)
Accumulated other comprehensive income (loss)	(273,756)
Net book equity	$820,621

	Book Equity at September 30, 2007	Average Invested Common Equity for the Three Months Ended September 30, 2007 (2)	FFO for the Three Months Ended September 30, 2007	Return on Invested Common Equity (ROE) (3)
Real estate securities and real estate related loans	$1,011,313	$1,041,873	$(36,612)	(14.07%)
Residential mortgage loans	149,361	134,076	7,269	21.68%
Operating real estate	50,948	50,309	779	6.19%
Unallocated (1)	(264,020)	(221,780)	(10,423)	N/A
Total (2)	947,602	$1,004,478	$(38,987)	(15.54%)
Preferred stock	152,500
Accumulated depreciation	(5,725)
Accumulated other comprehensive income (loss)	(273,756)
Net book equity	$820,621

(1)	Unallocated FFO represents ($3,375) and ($9,265) of preferred dividends, ($2,075) and ($8,149) of interest on our credit facility and junior subordinated notes payable, and ($4,973) and ($22,179) of corporate general and administrative expenses, management fees and incentive compensation for the three and nine months ended September 30, 2007, respectively.
(2)	Invested common equity is equal to book equity excluding preferred stock, accumulated depreciation and accumulated other comprehensive income.
(3)	FFO divided by average invested common equity, annualized.

As a result of the effect of the other-than-temporary impairment on our FFO, we expect that there will be no incentive compensation payable to the Manager for an indeterminable amount of time.

RELATED PARTY TRANSACTIONS

In March 2007, we entered into a servicing agreement with a portfolio company of a private equity fund advised by an affiliate of our Manager for them to service a portfolio of subprime mortgage loans, which was acquired at the same time. As compensation under the servicing agreement, the portfolio company will receive, on a monthly basis, a net servicing fee equal to 0.5% per annum on the annual principal balance of the loans being serviced. The aggregate outstanding unpaid principal balance of this and another portfolio of subprime mortgage loans, both serviced by this portfolio company of a private equity fund advised by an affiliate of our Manager, was approximately $2.0 billion at September 30, 2007.

As of September 30, 2007, we held on our balance sheet total investments of $156.8 million face amount of real estate securities and related loans issued by affiliates of our manager and $127.5 million face amount of real estate loans issued by affiliates of our manager financed under total rate of return swaps and earned approximately $14.6 million of interest on such investments for the nine months ended September 30, 2007.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the exposure to loss resulting from changes in interest rates, credit spreads, foreign currency exchange rates, commodity prices and equity prices. The primary market risks that we are exposed to are interest rate risk and credit spread risk. These risks are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. All of our market risk sensitive assets, liabilities and related derivative positions are for non-trading purposes only. For a further understanding of how market risk may affect our financial position or operating results, please refer to ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations — Application of Critical Accounting Policies’’ and ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations — Interest Rate, Credit and Spread Risk.’’

Interest Rate Exposure

Changes in interest rates, including changes in expected interest rates or ‘‘yield curves,’’ affect our investments in two distinct ways, each of which is discussed below.

First, changes in interest rates affect our net interest income, which is the difference between the interest income earned on assets and the interest expense incurred in connection with our debt obligations and hedges.

Our general financing strategy focuses on the use of match funded structures. This means that we seek to match the maturities of our debt obligations with the maturities of our assets to minimize the risk that we have to refinance our liabilities prior to the maturities of our assets, and to reduce the impact of changing interest rates on our earnings. In addition, we generally match fund interest rates on our assets with like-kind debt (i.e., fixed rate assets are financed with fixed rate debt and floating rate assets are financed with floating rate debt), directly or through the use of interest rate swaps, caps or other financial instruments (see below), or through a combination of these strategies, which also allows us to reduce the impact of changing interest rates on our earnings.

However, increases in interest rates can nonetheless reduce our net interest income to the extent that we are not completely match funded. Furthermore, a period of rising interest rates can negatively impact our return on certain floating rate investments. Although these investments may be financed with floating rate debt, the interest rate on the debt may reset prior to, and in some cases more frequently than, the interest rate on the assets, causing a decrease in return on equity during a period of rising interest rates.

As of September 30, 2007, a 100 basis point increase in short term interest rates would increase our earnings by approximately $0.8 million per annum.

Changes in the level of interest rates also affect the yields required by the marketplace on debt. Increasing interest rates would decrease the value of the fixed rate assets we hold at the time because higher required yields result in lower prices on existing fixed rate assets in order to adjust their yield upward to meet the market.

We generally have the intent and ability to hold our assets until maturity. Such assets are considered available for sale and may be sold prior to maturity on an opportunistic basis or for other reasons.

Changes in unrealized gains or losses resulting from changes in market interest rates do not directly affect our cash flows, or our ability to pay a dividend, as the related assets are expected to be held and their fair value is not relevant to their underlying cash flows. Our assets are largely financed to maturity through long term CBO financings that are not redeemable as a result of book value changes. As long as these fixed rate assets continue to perform as expected, our cash flows from these assets would not be affected by increasing interest rates. Changes in unrealized gains or losses would impact our ability to realize gains on existing investments if they were sold. Furthermore, with respect to changes in unrealized gains or losses on investments which are carried at fair value, changes in unrealized gains or losses would impact our net book value and, in the case of non-hedge derivatives, our net income.

Changes in the value of our assets could affect our ability to borrow and access capital. Also, if the value of our assets subject to repurchase agreements were to decline, it could cause us to fund margin and affect our ability to refinance such assets upon the maturity of the related repurchase agreements, adversely impacting our rate of return on such securities.

As of September 30, 2007, a 100 basis point change in short term interest rates would impact our net book value by approximately $9.8 million.

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

Credit Spread Exposure

Credit spreads measure the yield demanded on loans and securities by the market based on their credit relative to U.S. Treasuries, for fixed rate credit, or LIBOR, for floating rate credit. Our fixed rate loans and securities are valued based on a market credit spread over the rate payable on fixed rate U.S. Treasuries of like maturity. Our floating rate loans and securities are valued based on a market credit spread over LIBOR. Excessive supply of such loans and securities combined with reduced demand will generally cause the market to require a higher yield on such loans and securities, resulting in the use of a higher (or ‘‘wider’’) spread over the benchmark rate to value them.

Changes in credit spreads affect our investments in two distinct ways, each of which is discussed below.

First, widening credit spreads would result in higher yields being required by the marketplace on loans and securities. This widening would reduce the value of the loans and securities we hold at the time because higher required yields result in lower prices on existing securities in order to adjust their yield upward to meet the market.

The effects of such a decrease in values on our financial position, results of operations and liquidity are discussed above under ‘‘— Interest Rate Risk.’’

As of September 30, 2007, a 25 basis point movement in credit spreads would impact our net book value by approximately $44.6 million, but would not directly affect our earnings or cash flow.

Our financing strategy is dependent on our ability to place the match funded debt we use to finance our investments at rates that provide a positive net spread. Currently, spreads for such liabilities have widened and demand for such liabilities has become extremely limited, therefore restricting our ability to execute future financings.

However, a second impact of widening of credit spreads is that it would also result in increased yields on new investments we purchase during or subsequent to the widening, thereby benefiting our ongoing investment activities, as we would earn a higher yield on the same investment amount in comparison to the investing environment prior to such widening. As noted in ‘‘— Market Considerations’’ above, we could only take advantage of these investment opportunities if we have sufficient liquidity and financing is available on favorable terms.

In an environment where spreads are tightening, if spreads tighten on the assets we purchase to a greater degree than they tighten the liabilities we issue, our net spread will be reduced.

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

Fair Values

Fair values for a majority of our investments are readily obtainable through broker quotations. For certain of our financial instruments, fair values are not readily available since there are no active trading markets as characterized by current exchanges between willing parties or due to market conditions. Accordingly, fair values can only be derived or estimated for these instruments using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated future cash flows is inherently subjective and imprecise. We note that minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values, and that the fair values reflected below are indicative of the interest rate and credit spread environments as of September 30, 2007 and do not take into consideration the effects of subsequent interest rate or credit spread fluctuations.

We note that the values of our investments in real estate securities, loans and derivative instruments, primarily interest rate hedges on our debt obligations, are sensitive to changes in market interest rates, credit spreads and other market factors. The value of these investments can vary, and has varied, materially from period to period.

Trends

See ‘‘— Market Considerations’’ above for a further discussion of recent trends and events affecting our liquidity, unrealized gains and losses.

Interest Rate and Credit Spread Risk

We held the following interest rate and credit spread risk sensitive instruments at September 30, 2007 (unaudited) (dollars in thousands):

	Carrying Value	Principal Balance or Notional Amount	Weighted Average Yield/Funding Cost	Maturity Date	Fair Value
Assets:
Real estate securities, available for sale (1)	$5,186,147	$5,593,738	6.59%	(1)	$5,186,147
Real estate related loans (2)	1,960,762	1,964,758	8.60%	(2)	1,918,135
Residential mortgage loans (3)	662,624	671,118	8.09%	(3)	657,813
Subprime mortgage loans subject to call option (4)	392,992	406,217	8.18%	(4)	392,992
Interest rate caps, treated as hedges (5)	4	229,926	N/A	(5)	4
Liabilities:
CBO bonds payable (6)	4,728,805	4,743,160	5.67%	(6)	4,536,441
Other bonds payable (7)	588,971	591,824	6.70%	(7)	582,239
Notes payable (8)	85,233	85,233	5.46%	(8)	85,233
Repurchase agreements (9)	1,583,842	1,583,842	5.11%	(9)	1,582,360
Repurchase agreements subject to ABCP facility (9)	98,655	98,655	5.08%	(9)	98,655
Financing of subprime mortgage loans subject to call option (4)	392,992	406,217	8.09%	(4)	392,992
Credit facility (10)	—	—	6.73%	(10)	—
Junior subordinated notes payable (11)	100,100	100,100	7.71%	(11)	93,694
Interest rate swaps, treated as hedges (12)	19,145	3,874,437	N/A	(12)	19,145
Total rate of return swaps (13)	4,768	273,524	N/A	(13)	4,768
Non-hedge derivatives (14)	348	147,500	N/A	(14)	348

For information regarding the impact of prepayment, reinvestment, and expected loss factors on the timing of realization of our investments, please refer to the financial statements included in this Form 10-Q as well as our most recent annual financial statements included in our Form 10-K.

(1)	These securities contain various terms, including fixed and floating rates, self-amortizing and interest only. Their weighted average maturity is 4.80 years. The fair value of these securities is estimated by obtaining third party broker quotations, and available and practicable, counterparty quotations, and pricing models. A face amount of approximately $328.9 million of securities, or 5.9% of the total face amount of our real estate securities portfolio, was valued at $214.6 million using pricing models. Inputs for the pricing models include discount rates, assumptions for prepayment, default rates and loss severities, as well as other variables.
(2)	Represents the following loans:

Loan Type	Current Face Amount	Carrying Value	Weighted Avg. Yield	Weighted Average Maturity (Years)	Floating Rate Loans as a % of Face Amount	Fair Value
Mezzanine Loans	$912,833	$909,827	9.03%	1.85	89.4%	$892,151
Corporate B-Notes	436,455	434,928	8.22%	1.93	84.7%	427,950
Corporate Bank Loans	397,620	397,489	7.79%	4.20	100.0%	381,168
Whole Loans	110,065	110,489	10.47%	1.57	100.0%	109,121
ICH Loans	107,785	108,029	7.62%	0.50	0.0%	107,745
	$1,964,758	$1,960,762	8.60%	2.25	86.2%	$1,918,135

The ICH loans were valued by discounting expected future cash flows by applying an applicable spread over the benchmark rate. The rest of the loans were valued by obtaining third party broker quotations, if available and practicable, and counterparty quotations.
(3)	This aggregate portfolio of residential loans consists of a portfolio of floating rate residential mortgage loans and two portfolios of substantially fixed rate manufactured housing loans. The $108.2 million portfolio of residential mortgage loans has a weighted average maturity of 2.78 years. The $562.9 million manufactured housing loan portfolios have a weighted average maturity of 6.07 years. These loans were valued by discounting expected future cash flows based on current market interest rates and credit spreads.
(4)	These two items, related to the securitizations of subprime mortgage loans, are equal and offsetting. See ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources’’ for a further discussion of these items.
(5)	Represents the following cap agreement:

Notional Balance	Effective Date	Maturity Date	Capped Rate	Strike Rate	Fair Value
$229,926	Current	March 2009	1-Month LIBOR	6.50%	$4
The fair value of this agreement is estimated by obtaining a counterparty quotation.
(6)	These bonds were valued based on broker quotations, representing the discounted expected future cash flows at a yield which reflects current market interest rates and credit spreads. The weighted average maturity of the CBO bonds payable is 6.14 years. The CBO bonds payable amortize principal prior to maturity based on collateral receipts, subject to reinvestment requirements.
(7)	The ICH bonds amortize principal prior to maturity based on collateral receipts and have a weighted average maturity of 0.52 years. The manufactured housing loan bonds amortize principal prior to maturity based on collateral receipts and have a weighted average maturity of 2.20 years. These bonds were valued by discounting expected future cash flows by a rate calculated based on current market conditions for comparable financial instruments, including market interest rates and credit spreads.
(8)	The residential mortgage loan financing has a weighted average maturity of 0.16 years and is subject to adjustment monthly based on the market value of the loan portfolio. The carrying amount is believed to approximate fair value as the financing will mature in the near term.
(9)	These agreements bear floating rates of interest, which reset monthly, quarterly or semi-annually to a market credit spread. These financings were valued by reference to current market interest rates and credit spreads.
(10)	The credit facility has a weighted average maturity of 1.69 years.
(11)	These notes have a weighted average maturity of 28.5 years. These notes were valued by discounting expected future cash flows by a rate calculated based on current market conditions for comparable financial instruments, including market interest rates and credit spreads.

(12)	Represents current swap agreements as follows:

Year of Maturity	Weighted Average Maturity	Aggregate Notional Amount		Weighted Average Fixed Pay Rate	Aggregate Fair Value
Agreements which receive 1-Month LIBOR:
2009	Apr 2009	250,281	*	3.187%	(3,655)
2010	Jun 2010	310,648		4.407%	(1,240)
2011	Jul 2011	504,995		5.183%	6,180
2012	Mar 2012	222,780		5.063%	1,943
2014	Oct 2014	17,700		5.100%	128
2015	Oct 2015	1,379,895		5.256%	20,253
2016	Apr 2016	667,381		5.167%	5,982
2017	Jul 2017	134,434		5.373%	2,492

Agreements which receive 3-Month LIBOR:
2011	Feb 2011	32,000		5.078%	373
2014	Jun 2014	354,323		4.196%	(13,311)
		$3,874,437			$19,145

*	$229,926 of this notional receives 1-Month LIBOR only up to 6.50%
The fair value of these agreements is estimated by obtaining counterparty quotations. A positive fair value represents a liability. We have recorded $20.9 million of gross interest rate swap assets and $40.0 million of liabilities.
(13)	Represents total rate of return swaps which are treated as non-hedge derivatives. The fair value of these agreements, which is included in Derivative Liabilities, is estimated by obtaining counterparty quotations. See ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources’’ for a further discussion of these swaps.
(14)	These are two essentially offsetting interest rate caps and two essentially offsetting interest rate swaps, each with notional amounts of $32.5 million, an interest rate cap with a notional balance of $17.5 million. The maturity date of the purchased swap is July 2009; the maturity date of the sold swap is July 2014, the maturity date of the $32.5 million caps is July 2038, the maturity date of the $17.5 million cap is July 2009. The fair value of these agreements is estimated by obtaining counterparty quotations. A positive fair value represents a liability; therefore, we have a net non-hedge derivative liability.

ITEM 4.    CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’)) as of the end of the period covered by this report. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information is recorded, processed, summarized and reported accurately and on a timely basis. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

(b)	Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

NEWCASTLE INVESTMENT CORP.
(Registrant)

/s/ Kenneth M. Riis
Name: Kenneth M. Riis Title: Chief Executive Officer and President Date: November 7, 2007
/s/ Debra A. Hess
Name: Debra A. Hess Title: Chief Financial Officer Date: November 7, 2007