Form 10-K
period 2007-12-31
NEWCASTLE INVESTMENT CORP
filed 2008-02-29
CIK 1175483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-31458

Newcastle Investment Corp.

(Exact name of registrant as specified in its charter)

Maryland	81-0559116
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1345 Avenue of the Americas, New York, NY	10105
(Address of principal executive offices)	(Zip Code)
(212) 798-6100
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12 (b) of the Act:

Title of each class:	Name of exchange on which registered:
Common Stock, $0.01 par value per share	New York Stock Exchange (NYSE)
9.75% Series B Cumulative Redeemable Preferred Stock, $0.01 par value per share	New York Stock Exchange (NYSE)
8.05% Series C Cumulative Redeemable Preferred Stock, $0.01 par value per share	New York Stock Exchange (NYSE)
8.375% Series D Cumulative Redeemable Preferred Stock, $0.01 par value per share	New York Stock Exchange (NYSE)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes       No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes       No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes       No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See definition of ‘‘large accelerated filer’’, ‘‘accelerated filer’’ and ‘‘smaller reporting company’’ in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer  Accelerated Filer  Non-accelerated Filer  Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (Check One):    Yes       No

The aggregate market value of the voting common stock held by non-affiliates as of June 30, 2007 (computed based on the closing price on such date as reported on the NYSE) was: $1.2 billion.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Common stock, $0.01 par value per share: 52,780,429 outstanding as of February 26, 2008.

DOCUMENTS INCORPORATED BY REFERENCE:

1.	Portions of the Registrant’s definitive proxy statement for the Registrant’s 2008 annual meeting, to be filed within 120 days after the close of the Registrant’s fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This report contains certain ‘‘forward-looking statements’’ within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, the operating performance of our investments, the stability of our earnings, and our financing needs. Forward-looking statements are generally identifiable by use of forward-looking terminology such as ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘potential,’’ ‘‘intend,’’ ‘‘expect,’’ ‘‘endeavor,’’ ‘‘seek,’’ ‘‘anticipate,’’ ‘‘estimate,’’ ‘‘overestimate,’’ ‘‘underestimate,’’ ‘‘believe,’’ ‘‘could,’’ ‘‘project,’’ ‘‘predict,’’ ‘‘continue’’ or other similar words or expressions. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Our ability to predict results or the actual outcome of future plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	our ability to take advantage of opportunities in additional asset classes at attractive risk-adjusted prices;

•	our ability to deploy capital accretively;

•	the risks that default and recovery rates on our loan portfolios exceed our underwriting estimates;

•	the relationship between yields on assets which are paid off and yields on assets in which such monies can be reinvested;

•	the relative spreads between the yield on the assets we invest in and the cost of financing;

•	changes in economic conditions generally and the real estate and bond markets specifically;

•	adverse changes in the financing markets we access affecting our ability to finance our investments, or in a manner that maintains our historic net spreads;

•	changing risk assessments by lenders that potentially lead to increased margin calls or not extending our repurchase agreements in accordance with their current terms;

•	changes in interest rates and/or credit spreads, as well as the success of our hedging strategy in relation to such changes;

•	the quality and size of the investment pipeline and the rate at which we can invest our cash, including cash inside our CBOs;

•	impairments in the value of the collateral underlying our investments and the relation of any such impairments to our judgments as to whether changes in the market value of our securities, loans or real estate are temporary or not and whether circumstances bearing on the value of such assets warrant changes in carrying values;

•	legislative/regulatory changes;

•	completion of pending investments;

•	the availability and cost of capital for future investments;

•	competition within the finance and real estate industries; and

•	other risks detailed from time to time below, particularly under the heading ‘‘Risk Factors,’’ and in our other SEC reports.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. The factors noted above could cause our actual results to differ significantly from those contained in any forward-looking statement.

Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect our management’s views only as of the date of this report. We are under no duty to update any of the forward-looking statements after the date of this report to conform these statements to actual results.

NEWCASTLE INVESTMENT CORP.
FORM 10-K

PART I

Item 1.    Business.

Overview

Newcastle Investment Corp. (‘‘Newcastle’’) actively manages real estate related investments and related financing vehicles. We invest with the objective of producing long term, stable returns under varying interest rate and credit cycles, with a moderate amount of credit risk. Newcastle invests in, and actively manages a portfolio of, real estate securities, loans and other real estate related assets. In addition, we consider other opportunistic investments which capitalize on our manager’s expertise and which we believe present attractive risk/return profiles and are consistent with our investment guidelines. We seek to deliver stable dividends and attractive risk-adjusted returns to our stockholders through prudent asset selection, active management and the use of match funded financing structures, when appropriate and available, which reduce our interest rate and financing risks. We make money by optimizing our ‘‘net spread,’’ the difference between the yield on our investments and the cost of financing these investments. We emphasize portfolio management, asset quality, diversification, match funded financing and credit risk management.

Our activities cover four distinct categories:

1)	Real Estate Securities:	We underwrite, acquire and manage a diversified portfolio of moderately credit sensitive real estate securities, including commercial mortgage backed securities (CMBS), senior unsecured REIT debt issued by property REITs, real estate related asset backed securities (ABS) and FNMA/FHLMC securities. We generally target securities rated A through BB, except for our FNMA/FHLMC securities which have an implied AAA rating. As of December 31, 2007, our real estate securities represented 77.8% of our assets, including 5.0% of our assets which represent subprime securities.

2)	Real Estate Related Loans:	We acquire and originate loans to well capitalized real estate owners with strong track records and compelling business plans, including B-notes, mezzanine loans, bank loans, and real estate loans. As of December 31, 2007, our real estate related loans represented 7.0% of our assets.

3)	Residential Mortgage Loans:	We acquire residential mortgage loans, including manufactured housing loans and subprime mortgage loans, that we believe will produce attractive risk-adjusted returns. As of December 31, 2007, our residential mortgage loans represented 13.7% of our assets. We do not directly own any subprime mortgage loans as of year-end.

4)	Operating Real Estate:	We acquire and manage direct and indirect interests in operating real estate. As of December 31, 2007, our operating real estate represented 0.7% of our assets.

In addition, Newcastle had uninvested cash and other miscellaneous net assets which represented 0.8% of our assets at December 31, 2007. Further details regarding the revenues, net income (loss) and total assets of each of our segments for each of the last three fiscal years are presented in Part II, Item 8, ‘‘Financial Statements and Supplementary Data.’’

Underpinning our investment activities is a disciplined approach to acquiring, financing and actively managing our assets. Our principal objective is to acquire a highly diversified portfolio of debt investments secured by real estate that has moderate credit risk and sufficient liquidity. Newcastle primarily utilizes a match funded financing strategy, when appropriate and available, in order to minimize refinancing and interest rate risks. This means that we seek both to match the maturities of our debt obligations with the maturities of our investments, in order to minimize the risk that we have to refinance our liabilities prior to the maturities of our assets, and to match the interest rates on our investments with like-kind debt (i.e. floating or fixed), in order to reduce the impact of changing interest rates on our earnings. Finally, we actively manage credit exposure through portfolio diversification and ongoing asset selection and surveillance. Newcastle, through its manager, has a dedicated team of senior investment professionals experienced in real estate capital markets, structured finance and asset management. We believe that these critical skills position us well not only to make prudent investment decisions but also to monitor and manage the credit profile of our investments.

Newcastle’s stock is traded on the New York Stock Exchange under the symbol ‘‘NCT’’. Newcastle is a real estate investment trust for federal income tax purposes and is externally managed and advised by an affiliate of Fortress Investment Group LLC, or Fortress. Fortress is a global alternative investment and asset management firm with approximately $40 billion in assets under management as of September 30, 2007. Fortress, which was founded in 1998, became the first global alternative asset manager listed on the New York Stock Exchange (NYSE: FIG) in February 2007. We believe that our manager’s expertise and significant business relationships with participants in the fixed income, structured finance and real estate industries has enhanced our access to investment opportunities which may not be broadly marketed. For its services, our manager is entitled to a management fee and incentive compensation pursuant to a management agreement. Our manager, through its affiliates, and principals of Fortress owned 5.1 million shares of our common stock and our manager, through its affiliates, had options to purchase an additional 1.5 million shares of our common stock, which were issued in connection with our equity offerings, representing approximately 11.9% of our common stock on a fully diluted basis, as of February 26, 2008.

Our Strategy

Newcastle’s investment strategy focuses predominantly on debt investments secured by real estate. We do not have specific policies as to the allocation among type of real estate related assets or investment categories since our investment decisions depend on changing market conditions. Instead, we focus on relative value and in-depth risk/reward analysis with an emphasis on asset quality, liquidity and diversification. Our focus on relative value means that assets which may be unattractive under particular market conditions may, if priced appropriately to compensate for risks such as projected defaults and prepayments, become attractive relative to other available investments. We utilize a match funded financing strategy, when appropriate, and active management to optimize our returns.

The following table summarizes our investment portfolio at December 31, 2007 and adjusted for assets sold through February 25, 2008 (dollars in tables in millions). It excludes subprime mortgage loans subject to call option of $406.2 million and operating real estate of $40.4 million at December 31, 2007.

	Outstanding Face Amount December 31, 2007	Assets Sold Through February 25, 2008 (1)	Adjusted Face Amount (1)	Percentage of Adjusted Face Amount	Number of Investments	Credit (2)	Weighted Average Life (years)
Commercial
CMBS (3)	$2,529	$248	$2,281	32.9%	258	BBB−	5.7
Mezzanine Loans (3)	823	3	820	11.8%	23	68%	1.9
B-Notes (3)	398	8	390	5.6%	13	63%	1.7
Whole Loans (3)	115	25	90	1.3%	4	77%	1.4
Investment in Joint Ventures	21	—	21	0.3%	2	NR	—
Total Commercial Assets	3,886	284	3,602	51.9%			4.3

Residential
Manufactured Housing and Residential Mortgage Loans	645	—	645	9.3%	16,012	696	5.5
Subprime Securities (3)	586	—	586	8.4%	122	BB+	3.7
Subprime Residual / Retained Securities (4)	145	—	145	2.1%	8	BB+	6.2
Real Estate ABS	106	—	106	1.5%	26	BBB	5.1
Total Residential Assets	1,482	—	1,482	21.3%			4.8

Corporate
REIT Debt	921	254	667	9.6%	67	BBB−	5.6
Corporate Bank Loans	662	9	653	9.4%	14	B	3.1
Total Corporate Assets	1,583	263	1,320	19.0%			4.4

Other Assets
FNMA/FHLMC	1,229	770	459	6.6%	15	AAA	3.3
ICH Loans	85	—	85	1.2%	46	NR	0.3
Total Other Assets	1,314	770	544	7.8%			3.1
TOTAL	$8,265	$1,317	$6,948	100.0%			4.2

(1)	Unaudited.
(2)	Credit represents weighted average rating for rated assets, loan-to-value ratio (‘‘LTV’’) for non-rated commercial assets, FICO score for non-rated residential assets and implied AAA for FNMA/FHLMC.
(3)	For further information on our portfolio see ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations — Statistics.’’
(4)	Represents $76.4 million and $68.2 million of face amount of retained bonds and residual interests, respectively, in the securitizations of Subprime Portfolios I and II (as defined in ‘‘— Residential Mortgage Loans’’ below).

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

We strive to maintain access to a broad array of capital resources in an effort to insulate our business from potential fluctuations in the availability of capital. We utilize multiple forms of financing, including collateralized bond obligations (CBOs), other securitizations, term loans (including total rate of return swaps), trust preferred securities, as well as short term financing in the form of repurchase agreements.

Our manager may elect for us to bear a level of refinancing risk on a short term or longer term basis, such as is the case with investments financed with repurchase agreements, when based on all of the relevant factors, bearing such risk is advisable.

We attempt to reduce interim refinancing risk and to minimize exposure to interest rate fluctuations through the use of match funded financing structures, when appropriate and available, whereby we seek (i) to match the maturities of our debt obligations with the maturities of our assets and (ii) to match the interest rates on our investments with like-kind debt (i.e., floating rate assets are financed with floating rate debt and fixed rate assets are financed with fixed rate debt), directly or through the use of interest rate swaps, caps or other financial instruments, or through a combination of these strategies. This allows us to minimize the risk that we have to refinance our liabilities prior to the maturities of our assets and to reduce the impact of changing interest rates on our earnings.

Credit Risk Management

Credit risk refers to the ability of each individual borrower under our loans and securities to make required interest and principal payments on the scheduled due dates. We believe, based on our due diligence process, that these assets offer attractive risk-adjusted returns with long term principal protection under a variety of default and loss scenarios. We minimize credit risk by actively monitoring our asset portfolio and the underlying credit quality of our holdings and, where appropriate, repositioning our investments to upgrade their credit quality and yield. A significant portion of our investments are financed with collateralized bond obligations, known as CBOs. Our CBO financings offer us structural flexibility to buy and sell certain investments to manage risk and, subject to certain limitations, to optimize returns.

Further, while the expected yield on our real estate securities, which comprise a meaningful portion of our assets, is sensitive to the performance of the underlying loans, the first risk of default and loss − referred to as a ‘‘first loss position’’ − is borne by the more subordinated securities or other features of the securitization transaction, in the case of commercial mortgage and asset backed securities, and the issuer’s underlying equity and subordinated debt, in the case of senior unsecured REIT debt securities.

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

The following table presents information on shares of our common stock issued since our formation:

Year	Shares Issued	Range of Issue Prices per Share (1)	Net Proceeds (millions)
Formation	16,488,517	N/A	N/A
2002	7,000,000	$13.00	$80.0
2003	7,886,316	$20.35 – $22.85	$163.4
2004	8,484,648	$26.30 – $31.40	$224.3
2005	4,053,928	$29.60	$108.2
2006	1,800,408	$29.42	$51.2
2007	7,065,362	$27.75 – $31.30	$201.3
December 31, 2007	52,779,179

(1)	Excludes prices of shares issued pursuant to the exercise of options and of shares issued to our independent directors.

Our Investing Activities

Information regarding our business segments is provided in Part II, Item 7, ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ and in Note 3 to our consolidated financial statements which appear in Part II, Item 8, ‘‘Financial Statements and Supplementary Data.’’

The following is a description of our investments as of December 31, 2007.

Real Estate Securities

We own a diversified portfolio of moderately credit sensitive real estate securities, which was comprised of the following at December 31, 2007 (dollars in thousands):

				Weighted Average
Asset Type	Outstanding Face Amount	Carrying Value	Number of Securities	S&P Equivalent Rating	Yield	Maturity (Years)
CMBS – Conduit	$1,580,562	$1,317,992	201	BBB	6.47%	6.6
CMBS – Large Loan	650,886	619,619	47	BBB−	6.58%	2.6
CMBS – CDO	16,000	640	1	CC+	15.00%	—
CMBS – B Note	281,285	256,717	43	BB+	7.30%	5.2
REIT Debt	920,858	903,300	92	BBB−	5.95%	5.1
ABS – Subprime	586,083	289,938	122	BB+	7.38%	3.7
ABS – Manufactured Housing	61,838	55,868	9	BBB−	7.47%	5.3
ABS – Franchise	45,092	36,133	17	BBB	7.35%	4.9
FNMA/FHLMC (A)	1,229,115	1,246,265	43	AAA	5.28%	3.3
Subtotal/Average	5,371,719	4,726,472	575	BBB+	6.24%	4.7
Retained Securities (B)	76,380	53,987	6	BBB	12.85%	7.3
Residual Interests (B)	68,248	55,425	2	NR	20.00%	7.1
Total/Average	$5,516,347	$4,835,884	583	BBB+	6.46%	4.7

(A)	FNMA/FHLMC has an implied AAA rating.
(B)	Represents the retained bonds and equity from two securitizations of subprime mortgage loans as described in ‘‘Residential Mortgage Loans’’ below.

Real Estate Related Loans

We directly owned the following real estate related loans at December 31, 2007 (dollars in thousands):

Loan Type	Outstanding Face Amount	Carrying Value	Loan Count	Weighted Avg. Yield	Weighted Average Maturity (Years)
Mezzanine Loans (1)	$805,460	$801,678	22	8.44%	1.9
Corporate Bank Loans	464,916	460,622	15	7.99%	3.6
B-Notes	397,897	396,477	15	7.70%	1.8
Whole Loans	114,935	113,784	5	10.28%	1.4
ICH Loans	84,516	84,417	46	7.57%	0.3
Total	$1,867,724	$1,856,978	103	8.24%	2.2

(1)	One of these loans has an $8.9 million contractual exit fee which Newcastle will begin to accrue when management believes it is probable that such exit fee will be received.

We also indirectly owned the following interests in real estate related loans at December 31, 2007:

Joint Venture

In 2003, we co-invested, on equal terms, in a joint venture alongside an affiliate of our manager which acquired a pool of franchise loans collateralized by fee and leasehold interests and other assets. We, and our manager’s affiliate, each own an approximately 38% interest in the joint venture. The remaining approximately 24% interest is owned by a third party financial institution. In December 2007, we closed on a sale of a pool of loans in the joint venture. Our investment totaled $11.0 million at December 31, 2007, of which $9.3 million represented our share of such investee’s cash balance, and is reflected as an investment in an unconsolidated subsidiary on our consolidated balance sheet.

Loans Financed via Total Rate of Return Swaps

We have entered into total rate of return swaps with major investment banks to finance certain loans whereby we receive the sum of all interest, fees and any positive change in value amounts (the total return cash flows) from a reference asset with a specified notional amount, and pay interest on such notional amount plus any negative change in value amounts from such asset. These agreements are recorded in Derivative Assets or Liabilities (as applicable) and treated as non-hedge derivatives for accounting purposes and are therefore marked to market through income. Net interest received is recorded to Interest Income and the mark to market is recorded to Other Income. If we owned the reference assets directly, they would not be marked to market through income. Under the agreements, we are required to post an initial margin deposit to an interest bearing account and additional margin may be payable in the event of a decline in value of the reference asset. Any margin on deposit (recorded in Restricted Cash), less any negative change in value amounts, will be returned to us upon termination of the contract.

As of December 31, 2007, Newcastle held an aggregate of $252.7 million notional amount of total rate of return swaps on 8 reference assets, including an unfunded asset with a notional amount of $38.1 million, on which it had deposited $43.9 million of margin. These total rate of return swaps had an aggregate fair value of approximately ($8.8 million), a weighted average receive interest rate of LIBOR +2.77%, a weighted average pay interest rate of LIBOR +0.59%, and a weighted average swap maturity of 0.5 years.

Residential Mortgage Loans

We own portfolios of residential mortgage loans, including manufactured housing loans, predominantly originated in 2005, and subprime mortgage loans, on properties located in the U.S. The following table sets forth certain information with respect to our residential mortgage loan portfolios at December 31, 2007 (dollars in thousands):

Loan Type	Outstanding Face Amount	Carrying Value	Loan Count	Weighted Avg. Yield	Weighted Avg. Maturity (Years) (1)
Residential Loans	$102,431	$104,630	328	5.67%	2.8
Manufactured Housing Loans	542,125	529,975	15,684	8.60%	6.1
Total	$644,556	$634,605	16,012	8.11%	5.5
Subprime Mortgage Loans subject to Call Option	$406,217	$393,899

(1)	The weighted average maturities for the residential loan portfolio and the two manufactured housing loan portfolios were calculated based on constant prepayments rates (CPR) of 30%, 8% and 9%, respectively.

Subprime Portfolio I

In March 2006, we acquired a portfolio of approximately 11,300 residential mortgage loans, predominantly originated in 2005, to subprime borrowers (‘‘Subprime Portfolio I’’) for $1.50 billion. The loans are being serviced by Nationstar Mortgage, LLC, an affiliate of our manager, for a servicing fee equal to 0.50% per annum on the unpaid principal balance of Subprime Portfolio I.

In April 2006, through Newcastle Mortgage Securities Trust 2006-1 (‘‘Securitization Trust 2006’’), we closed on a securitization of Subprime Portfolio I. Securitization Trust 2006 is not consolidated by us. We sold Subprime Portfolio I and a related interest rate swap to Securitization Trust 2006. Securitization Trust 2006 issued $1.45 billion of notes. We retained $37.6 million face amount of the investment grade notes and all of the equity issued by Securitization Trust 2006. The notes have a stated maturity of March 2036. As holder of the equity of Securitization Trust 2006, we have the option to redeem the notes once the aggregate principal balance of Subprime Portfolio I is equal to or less than 20% of such balance at the date of the transfer. The proceeds from the securitization were used to repay the repurchase agreement which financed Subprime Portfolio I prior to the securitization.

The transaction between us and Securitization Trust 2006 qualified as a sale for accounting purposes. However, 20% of the loans which are subject to a call option by Newcastle (as described above) were not treated as being sold and are classified as ‘‘held for investment’’ subsequent to the completion of the securitization.

Subprime Portfolio II

In March 2007, we entered into an agreement to acquire a portfolio of approximately 7,300 residential mortgage loans to subprime borrowers (‘‘Subprime Portfolio II’’) of up to $1.7 billion of unpaid principal balance. Following our due diligence review of the portfolio, we funded $1.3 billion or approximately 75% of the original commitment. The agreement between the seller and Newcastle required the seller to repurchase any delinquent loans for three months following our acquisition. The loans are being serviced by Nationstar Mortgage LLC, an affiliate of our manager, for a servicing fee equal to 0.50% per annum on the unpaid principal balance of Subprime Portfolio II.

In July 2007, through Newcastle Mortgage Securities Trust 2007-1 (‘‘Securitization Trust 2007’’), we closed on a securitization of Subprime Portfolio II. As a result of the repurchase of delinquent loans by the seller, as well as borrower repayments, the unpaid principal balance of the portfolio upon securitization in July 2007 was $1.1 billion.

Securitization Trust 2007 is not consolidated by us. We sold Subprime Portfolio II to Securitization Trust 2007. Securitization Trust 2007 issued $1.0 billion of notes. We retained $38.8 million of the investment grade notes and all of the equity issued by Securitization Trust 2007. The notes have a stated maturity of April 2037. As holder of the equity of Securitization Trust 2007, we have the option to redeem the notes once the aggregate principal balance of Subprime Portfolio II is equal to or less than 10% of such balance at the date of the transfer. The proceeds from the securitization were used to repay the repurchase agreement which financed Suprime Portfolio II prior to the securitization.

The transaction between us and Securitization Trust 2007 qualified as a sale for accounting purposes. However, 10% of the loans which are subject to a call option by Newcastle (as described above) were not treated as being sold and are classified as ‘‘held for investment’’ subsequent to the completion of the securitization.

In both transactions, the residual interests and the retained bonds are reported as real estate securities, available for sale. The retained loans subject to call option and corresponding financing are reported as separate line items on our balance sheet.

We have no obligation to repurchase any loans from either of our subprime securitizations. Therefore, it is expected that our exposure to loss is limited to the carrying amount of our retained interests in the securitization entities, as described above. A subsidiary of Newcastle gave limited representations and warranties with respect to Subprime Portfolio II; however, it has no assets and does not have recourse to the general credit of Newcastle.

Operating Real Estate

The following table sets forth certain information with respect to our operating real estate as of December 31, 2007 (dollars, others than per square foot amounts, in thousands):

Property Address	Use	Net Rentable Sq Ft	Major Tenants	% of Total Sq Ft Leased	Tenant Net Rentable Sq Ft	Annual Rent
100 Dundas St. (1)	Office	303,082	Bell Canada (2)	61.5%	186,515	$1,330
London, ON			A total of 4 tenants	4.0%	12,099	119
				65.5%	198,614	1,449
Apple Valley I 1430 Oak Court Beavercreek, OH	Office	56,659	A total of 10 tenants	58.0%	32,855	511
Apple Valley II 4020 Executive Drive Beavercreek, OH	Office	29,916	1 tenant	100.0%	29,916	492
Apple Valley III 4021-29 Executive Drive Beavercreek, OH	Office	45,299	1 tenant	100.0%	45,299	672
Dayton Towne Center 1880 Needmore Drive Dayton, OH	Retail	33,485	A total of 5 tenants	75.2%	25,197	163
Airport Corporate Center 303 Corporate Center Dr Vandalia, OH	Office	46,614	A total of 6 tenants	50.3%	23,468	278
2 River Place Dayton, OH	Office	46,627	A total of 3 tenants	21.4%	9,958	157
Totals		561,682		65.0%	365,307	$3,722

(1)	Monetary amounts for the Canadian property are in U.S. dollars based on December 31, 2007 Canadian dollar exchange ratio of 0.9984 USD per CAD.
(2)	This lease includes a charge for an administration fee of up to 15% of the operating expenses which are reimbursable by the tenant.

Schedule of lease expirations (dollars in thousands):

Year	Square Feet of Expiring Leases	Annual Rent of Expiring Leases (1)	% of Gross Annual Rent represented by Expiring Leases
2008	52,508	$833	22.4%
2009	11,646	143	3.8%
2010	32,986	297	8.0%
2011	45,299	672	18.1%
2012	200,200	1,499	40.3%
2017	22,667	278	7.4%
Leased total	365,306	$3,722	100.0%
Vacant	196,376
Total	561,682

(1)	Monetary amounts for the Canadian property are in U.S. dollars based on December 31, 2007 Canadian dollar exchange ratio of 0.9984 USD per CAD.

We also indirectly owned the following interest in operating real estate at December 31, 2007:

Joint Venture

In March 2004, we purchased a 49% interest in a portfolio of convenience and retail gas stores located throughout the southeastern and southwestern regions of the U.S. The properties are subject to a sale-leaseback arrangement under long term triple net leases with a 15 year minimum term. We structured this transaction through a joint venture in two limited liability companies with a private investment fund managed by an affiliate of our manager, pursuant to which it co-invested on equal terms. One company held assets available for sale, the last of which was sold in September 2005, and one holds assets for investment. In October 2004, the investment’s initial financing was refinanced with a non-recourse term loan ($51.9 million outstanding at December 31, 2007), which bears interest at a fixed rate of 6.04% and matures in October 2014. At December 31, 2007, we had a $13.4 million investment in this entity.

Our Financing and Hedging Activities

We employ leverage in order to achieve our return objectives. We do not have a predetermined target debt to equity ratio as we believe the appropriate leverage for the particular assets we are financing depends on the credit quality of those assets. As of December 31, 2007, our debt to equity ratio as computed based on our consolidated balance sheet was approximately 16.5 to 1. Our general investment guidelines adopted by our board of directors limit total leverage (as defined under the governing documents) to a maximum 9.0 to 1 debt to equity ratio. As of December 31, 2007, our debt to equity ratio as computed under this method was approximately 6.2 to 1. We utilize leverage for the sole purpose of financing our portfolio and not for the purpose of speculating on changes in interest rates.

We strive to maintain access to a broad array of capital resources in an effort to insulate our business from potential fluctuations in the availability of capital. We utilize multiple forms of financing including collateralized bond obligations (CBOs), other securitizations, term loans (including total rate of return swaps), and trust preferred securities, as well as short term financing in the form of repurchase agreements. Further details regarding the forms of financing that we are currently able to utilize are presented in Part II, Item 7, ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ under ‘‘— Market Considerations’’ and ‘‘— Liquidity and Capital Resources.’’

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

We enter into hedging transactions to protect our positions from interest rate fluctuations and other changes in market conditions. These transactions predominantly include interest rate swaps, and may include the purchase or sale of interest rate collars, caps or floors, options, mortgage derivatives and other hedging instruments. These instruments may be used to hedge as much of the interest rate risk as our manager determines is in the best interest of our stockholders, given the cost of such hedges and the need to maintain our status as a REIT. Our manager elects to have us bear a level of interest rate risk that could otherwise be hedged when our manager believes, based on all relevant facts, that bearing such risks is advisable. We have extensive experience in hedging with these types of instruments. We engage in hedging for the purpose of protecting against interest rate risk and not for the purpose of speculating on changes in interest rates.

Further details regarding our hedging activities are presented in Part II, Item 7A, ‘‘Quantitative and Qualitative Disclosures About Market Risk — Fair Value.’’

Debt Obligations

The following table presents certain summary information regarding our debt obligations and related hedges as of December 31, 2007 (unaudited) (dollars in thousands):

Debt Obligation	Outstanding Face Amount	Carrying Value	Weighted Average Funding Cost (1)	Weighted Average Maturity (Years)	Face Amount of Floating Rate Debt	Collateral Amortized Cost Basis	Collateral Weighted Average Maturity (Years)	Face Amount of Floating Rate Collateral	Aggregate Notional Amount of Current Hedges (2)
CBO Bonds Payable	$4,730,528	$4,716,535	5.37%	5.9	$4,571,278	$5,308,562	4.5	$2,261,396	$2,227,414
Other Bonds Payable	549,303	546,798	6.69%	1.8	483,130	614,392	5.3	60,013	468,668
Repurchase Agreements
FNMA/FHLMC	1,206,089	1,206,089	4.83%	0.2	1,206,089	1,235,942	3.3	—	405,654
Non-FNMA/FHLMC	428,273	428,273	5.46%	0.5	428,273	438,734	1.9	482,457	—
Junior Subordinated
Notes Payable	100,100	100,100	7.71%	28.3	—	—	—	—	—
Subtotal debt obligations	$7,014,293	$6,997,795	5.42%	4.6	$6,688,770	$7,597,630	4.3	$2,803,866	$3,101,736
Financing on Subprime Mortgage Loans Subject to Call Option	406,217	393,899
Total debt obligations	$7,420,510	$7,391,694

(1)	Including the effect of applicable hedges.
(2)	Excluding interest rate swaps with an aggregate notional amount of $738.1 million which were de-designated as accounting hedges at December 31, 2007.

Further details regarding our debt obligations are presented in ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.’’

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

The management agreement requires our manager to manage our business affairs in conformity with the policies and the investment guidelines that are approved and monitored by our board of directors. Our manager’s management is under the direction of our board of directors. The manager is responsible for (i) the purchase and sale of real estate securities and loans and other real estate related assets, (ii) the financing of our real estate securities and loans and other real estate related assets, (iii) management of our real estate, including arranging for purchases, sales, leases, maintenance and insurance, (iv) the purchase, sale and servicing of loans for us, and (v) investment advisory services. Our manager is responsible for our day-to-day operations and performs (or causes to be performed) such services and activities relating to our assets and operations as may be appropriate.

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

To provide an incentive for our manager to enhance the value of our common stock, our manager is entitled to receive an incentive return (the ‘‘Incentive Compensation’’) on a cumulative, but not compounding, basis in an amount equal to the product of (A) 25% of the dollar amount by which (1) (a) our funds from operations, as defined in the management agreement (before the Incentive Compensation) per share of common stock (based on the weighted average number of shares of common stock outstanding) plus (b) gains (or losses) from debt restructuring and from sales of property and other assets per share of common stock (based on the weighted average number of shares of common stock outstanding), exceed (2) an amount equal to (a) the weighted average of the price per share of common stock in our initial public offering and the value attributed to the net assets transferred to us by Newcastle Investment Holdings, and in any of our subsequent offerings (adjusted for prior capital dividends or capital distributions) multiplied by (b) a simple interest rate of

10% per annum (divided by four to adjust for quarterly calculations) multiplied by (B) the weighted average number of shares of common stock outstanding. Our manager earned no incentive compensation during the third and fourth quarters of 2007. As a result of the effect of recording other-than-temporary impairment, we expect that there will be no incentive compensation payable to our manager for an indeterminate period of time.

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

Policies With Respect to Certain Other Activities

We have authority to offer our common stock or other equity or debt securities in exchange for property and to repurchase or otherwise reacquire our shares or any other securities and may engage in such activities in the future. Our board of directors has authorized us to repurchase up to $100 million shares of our common stock. Although we have no current intentions of doing so, we may repurchase or otherwise reacquire our common shares if our manager deems a repurchase to be advisable.

We also may make loans to, or provide guarantees of, our subsidiaries.

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

In the event that we determine to raise additional equity capital, our board of directors has the authority, without stockholder approval (subject to certain NYSE requirements), to issue additional common stock or preferred stock in any manner and on such terms and for such consideration it deems appropriate, including in exchange for property.

Decisions regarding the form and other characteristics of the financing for our investments are made by our manager subject to the general investment guidelines adopted by our board of directors.

We have financed our assets with the net proceeds of our initial public offering, follow-on offerings, the issuance of preferred stock, long term secured and unsecured borrowings, a credit facility and short term borrowings under repurchase agreements. In the future, operations may be financed by future offerings of equity or debt securities, as well as short term and long term unsecured and secured borrowings. We expect that, in general, we will employ leverage consistent with the type of assets acquired and the desired level of risk in various investment environments. Our governing documents do not explicitly limit the amount of leverage that we may employ. Instead, the general investment guidelines adopted by our board of directors limits total leverage to a maximum 9.0 to 1 debt to equity ratio. At December 31, 2007, 2006 and 2005, our debt to equity ratio computed under the specified methodology was approximately 6.2 to 1, 7.5 to 1, and 5.7 to 1, respectively. Our policy relating to the maximum leverage we may utilize may be changed by our board of directors at any time in the future.

Competition

We are subject to significant competition in seeking investments. We compete with several other companies for investments, including other REITs, insurance companies and other investors. Some of our competitors have greater resources than we possess, or have greater access to capital or various types of financing than are available to us, and we may not be able to compete successfully for investments.

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

Corporate Governance and Internet Address; Where Readers Can Find Additional Information

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

Newcastle files annual, quarterly and current reports, proxy statements and other information required by the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’), with the Securities and Exchange Commission (‘‘SEC’’). Readers may read and copy any document that Newcastle files at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549, U.S.A. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room. Our SEC filings are also available to the public from the SEC’s internet site at http://www.sec.gov. Copies of these reports, proxy statements and other information can also be inspected at the offices of the New York Stock Exchange, Inc., 20 Broad Street, New York, New York 10005, U.S.A.

Our internet site is http://www.newcastleinv.com. We make available free of charge through our internet site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and Forms 3, 4 and 5 filed on behalf of directors and executive officers and any amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Also posted on our website in the ‘‘Investor Relations — Corporate Governance’’ section are charters for the company’s Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee as well as our Corporate Governance Guidelines and our Code of Business Conduct and Ethics governing our directors, officers and employees. Information on, or accessible through, our website is not a part of, and is not incorporated into, this report.

Item 1A.    Risk Factors

Risks relating to our management, business and company include, specifically:

Risks Relating to Our Management

We are dependent on our manager and may not find a suitable replacement if our manager terminates the management agreement.

We have no employees. Our officers and other individuals who perform services for us are employees of our manager. We are completely reliant on our manager, which has significant discretion as to the implementation of our operating policies and strategies, to conduct our business. We are subject to the risk that our manager will terminate the management agreement and that we will not be able to find a suitable replacement for our manager in a timely manner, at a reasonable cost or at all. Furthermore, we are dependent on the services of certain key employees of our manager whose compensation is partially or entirely dependent upon the amount of incentive compensation earned by our manager and whose continued service is not guaranteed and the loss of such services could temporarily adversely affect our operations.

There are conflicts of interest in our relationship with our manager.

Our chairman serves as an officer of our manager. Our management agreement with our manager was not negotiated at arm’s-length and its terms, including fees payable, may not be as favorable to us as if it had been negotiated with an unaffiliated third party.

There are conflicts of interest inherent in our relationship with our manager insofar as our manager and its affiliates – including investment funds, private investment funds, or businesses managed by our manager – invest in real estate securities, real estate related loans and operating real estate and whose investment objectives overlap with our investment objectives. Certain investments appropriate for Newcastle may also be appropriate for one or more of these other investment vehicles. Members of our board of directors and employees of our manager who are our officers may serve as officers and/or directors of these other entities. In addition, our manager or its affiliates may have investments in and/or earn fees from such other investment vehicles which are larger than their economic interests in Newcastle and which may therefore create an incentive to allocate investments to such other investment vehicles. Our manager or its affiliates may determine, in their discretion, to make a particular investment through another investment vehicle rather than through Newcastle and have no obligation to offer to Newcastle the opportunity to participate in any particular investment opportunity. Accordingly, it is possible that we may not be given the opportunity to participate at all in certain investments made by our affiliates that meet our investment objectives.

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

The ability of our manager and its officers and employees to engage in other business activities, subject to the terms of our management agreement with our manager, may reduce the time our manager spends managing Newcastle. In addition, we may engage in material transactions with our manager or another entity managed by our manager or one of its affiliates, including certain financing arrangements and co-investments which present an actual, potential or perceived conflict of interest, subject to our investment guidelines. It is possible that actual, potential or perceived conflicts could give rise to investor dissatisfaction, litigation or regulatory enforcement actions. Appropriately dealing with conflicts of interest is complex and difficult, and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with one or more potential, actual or perceived conflicts of interest. Regulatory scrutiny of, or litigation in connection with, conflicts of interest could have a material adverse effect on our reputation which could materially adversely affect our business in a number of ways, including causing an inability to raise additional funds, a reluctance of counterparties to do business with us, a decrease in the prices of our common and preferred securities and a resulting increased risk of litigation and regulatory enforcement actions.

The management compensation structure that we have agreed to with our manager may incentivize our manager to invest in high risk investments. In addition to its management fee, our manager is entitled to receive incentive compensation based in part upon our achievement of targeted levels of funds from operations. In evaluating investments and other management strategies, the opportunity to earn incentive compensation based on funds from operations may lead our manager to place undue emphasis on the maximization of funds from operations at the expense of other criteria, such as preservation of capital, in order to achieve higher incentive compensation, particularly in light of the fact that our manager has not received any incentive compensation during the last two fiscal quarters and likely will not receive any incentive compensation in the future unless it meaningfully increases Newcastle’s investment returns. Investments with higher yield potential are generally riskier or more speculative than lower-yielding investments. Moreover, because our manager receives compensation in the form of options in connection with the completion of our common equity offerings, our manager may be incentivized to cause us to issue additional common stock, which could be dilutive to existing shareholders.

It would be difficult and costly to terminate our management agreement with our manager.

Termination of the management agreement with our manager would be difficult and costly. The management agreement may only be terminated annually upon the affirmative vote of at least two-thirds of our independent directors, or by a vote of the holders of a majority of the outstanding shares of our common stock, based upon (1) unsatisfactory performance by our manager that is materially detrimental to us or (2) a determination that the management fee payable to our manager is not fair, subject to our manager’s right to prevent such a compensation termination by accepting a mutually acceptable reduction of fees. Our manager will be provided 60 days’ prior notice of any termination and will be paid a termination fee equal to the amount of the management fee earned by the manager during the twelve-month period preceding such termination. In addition, following any termination of the management agreement, the manager may require us to purchase its right to receive incentive compensation at a price determined as if our assets were sold for their fair market value (as determined by an appraisal, taking into account, among other things, the expected future value of the underlying investments) or otherwise we may continue to pay the incentive compensation to our manager. These provisions may increase the effective cost to us of terminating the management agreement, thereby adversely affecting our ability to terminate our manager without cause.

Our directors have approved very broad investment guidelines for our manager and do not approve each investment decision made by our manager.

Our manager is authorized to follow very broad investment guidelines. Consequently, our manager has great latitude in determining the types of assets it may decide are proper investments for us. Our directors periodically review our investment guidelines and our investment portfolio. However, our board does not review or pre-approve each proposed investment or our related financing arrangements. In addition, in conducting periodic reviews, the directors rely primarily on information provided to them by our manager. Furthermore, transactions entered into by our manager may be difficult or impossible to unwind by the time they are reviewed by the directors even if the transactions contravene the terms of the management agreement.

We may change our investment strategy without stockholder consent, which may result in our making investments that entail more risk than our current investments.

Our investment strategy may evolve, in light of existing market conditions and investment opportunities, to continue to take advantage of opportunistic investments in real estate and real estate related assets, which may involve additional risks depending upon the nature of such assets and our ability to finance such assets on a short or long term basis. Investment opportunities that present unattractive risk-return profiles relative to other available investment opportunities under particular market conditions may become relatively attractive under changed market conditions and changes in market conditions may therefore result in changes in the investments we target. Decisions to make investments in new asset categories present risks that may be difficult for us to adequately assess and could therefore reduce the stability of our dividends or have adverse effects on our financial condition. A change in our investment strategy may also increase our exposure to interest rate, foreign currency, real estate market or credit market fluctuations. Our failure to accurately assess the risks inherent in new asset categories or the financing risks associated with such assets could adversely affect our results of operations and our financial condition.

Risks Relating to Our Business

Deterioration of market conditions may continue to negatively impact our business, results of operations and financial condition, including liquidity.

The market in which we operate is affected by a number of factors that are largely beyond our control but can nonetheless have a potentially significant, negative impact on us. These factors include, among other things:

•	Interest rates and credit spreads;

•	The availability of credit, including the price, terms and conditions under which it can be obtained;

•	The quality, pricing and availability of suitable investments;

•	The ability to obtain accurate market-based valuations;

•	Loan values relative to the value of the underlying real estate assets;

•	Default rates on both commercial and residential mortgages and the amount of the related losses;

•	The actual and perceived state of the real estate markets, market for dividend-paying stocks and public capital markets generally;

•	Unemployment rates; and

•	The attractiveness of other types of investments relative to investments in real estate or REITs generally.

Changes in these factors are difficult to predict, and a change in one factor can affect other factors. For example, during 2007, increased default rates in the subprime mortgage market played a role in causing credit spreads to widen, reducing availability of credit on favorable terms, reducing liquidity and price transparency of real estate related assets, resulting in difficulty in obtaining accurate mark-to-market valuations, and causing a negative perception of the state of the real estate markets and of REITs generally. These conditions had a significantly negative impact on our results of operations. We do not currently know the full extent to which this market disruption will affect us or the markets in which we operate, and we are unable to predict its length or ultimate severity. If the challenging conditions continue, we may experience further tightening of liquidity, additional impairment charges and increased margin requirements as well as additional challenges in raising capital and obtaining investment financing on attractive terms. In addition, if current market conditions continue or deteriorate, we could experience a rapid, significant deterioration of our liquidity, business, results of operations and financial condition.

A prolonged economic slowdown, a lengthy or severe recession, or declining real estate values could harm our operations.

We believe the risks associated with our business are more severe during periods of economic slowdown or recession if these periods are accompanied by declining real estate values. Declining real estate values would likely reduce the level of new mortgage loan originations, since borrowers often use increases in the value of their existing properties to support the purchase of or investment in additional properties. Borrowers may also be less able to pay principal and interest on our loans if the real estate economy weakens. Further, declining real estate values significantly increase the likelihood that we will incur losses on our loans in the event of default because the value of our collateral may be insufficient to cover our basis in the loan. Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect both our net interest income from loans in our portfolio as well as our ability to originate, sell and securitize loans, which would significantly harm our revenues, results of operations, financial condition, liquidity, business prospects and our ability to make distributions to the stockholders.

We may be required to post significant amounts of cash collateral at any time to satisfy our margin requirements under many of our financing arrangements, which could adversely affect our liquidity, results of operations and financial condition.

We finance certain of our investments with debt, such as repurchase agreements and total return swaps and derivatives, that is subject to margin calls. Under the terms of these agreements, the value of assets underlying the debt is marked-to-market by the lender at the lender’s discretion, including on a daily basis. If the value of the underlying asset declines, the lender has the ability to require us to post additional margin – cash or other liquid collateral – to compensate for the decline in value of the asset. (Conversely, if the value of the underlying asset increases, a portion of the margin we previously posted may be returned to us.) We are typically required to post additional margin in response to any margin call within 24 hours in order to avoid defaulting under the terms of the financing arrangement.

We are subject to margin calls at any time, and being forced to post additional margin could adversely affect our business in a number of ways. Posting additional margin would decrease our cash available to make other, higher yielding investments (thereby decreasing our return on equity) or to satisfy other obligations, including future margin calls. For example, during 2007, we were required to post approximately $135 million of additional margin, in large part as a result of the credit and liquidity crisis and resulting market disruption, and we may be required to post similar or greater amounts of additional margin during 2008. If we do not have the funds available, or otherwise elect not, to satisfy any future margin calls, we could be forced to sell one or more investments at a loss. Moreover, we may be unable, in light of market conditions or other factors, to sell sufficient assets to satisfy the margin requirements within the timeframe required by lenders, which would entitle them to seize the underlying asset and seek payment from us for any shortfall between the value of our obligation to the lender and the value of the asset surrendered. Such a situation would likely result in a rapid deterioration of our financial condition and possibly necessitate a filing for protection under the United States Bankruptcy Code.

The lenders under our repurchase agreements may elect not to extend financing to us, which could quickly and seriously impair our liquidity.

We finance a meaningful portion of our investments with repurchase agreements, which are short-term financing arrangements. Under the terms of these agreements, we sell a security to a counterparty for a specified price and concurrently agree to repurchase the same security from our counterparty at a later date for a higher specified price. During the term of the repurchase agreement – generally 30 days – the counterparty makes funds available to us and holds the security as collateral. Our counterparties can also require us to post additional margin as collateral at any time during the term of the agreement. When the term of a repurchase agreement ends, we are required to repurchase the security for the specified repurchase price, with the difference between the sale and repurchase prices serving as the equivalent of paying interest to the counterparty in return for extending financing to us. If we want to continue to finance the security with a repurchase agreement, we ask the counterparty to extend – or ‘‘roll’’ – the repurchase agreement for another term.

Our counterparties are not required to roll our repurchase agreements upon the expiration of the stated terms, which subjects us to a number of risks, mainly with respect to repurchase agreements relating to our non-FNMA/FHLMC securities. As we have experienced recently and may likely experience in the near term, counterparties electing to roll our repurchase agreements may charge higher spread and impose more onerous terms upon us, including the requirement that we post additional margin as collateral. More significantly, in the event that a counterparty elects not to roll our repurchase obligations with them, if a repurchase agreement counterparty elects not to extend our financing, we would be required pay the counterparty the full repurchase price on the maturity date and find an alternate source of financing. Alternate sources of financing may be more expensive, contain more onerous terms or simply may not be available. If we were unable to pay the repurchase price for any security financed with a repurchase agreement, the counterparty has the right to sell the underlying security being held as collateral and require us to compensate them for any shortfall between the value of our obligation to the counterparty and the amount for which the collateral was sold (which may be sold at a significantly discounted price). As of February 25, 2008, we had $447.3 million and $471.4 million in repurchase agreement obligations (including off balance sheet financing in the form of total return swap) relating to FNMA/FHLMC securities and non-FNMA/FHLMC securities, respectively, outstanding, $120.0 million of the repurchase agreements related to non-FNMA/FHLMC securities were due within 90 days. If one or more of our repurchase agreement counterparties elected not to roll our existing repurchase agreements, such nonrenewal could increase our cost of financing, significantly reduce our liquidity and force us to sell assets at a loss, each of which would cause a rapid deterioration in our financial condition and possibly necessitate a filing for protection under the United States Bankruptcy Code.

We are subject to significant competition and we may not compete successfully.

We are subject to significant competition in seeking investments. We compete with other companies, including other REITs, insurance companies and other investors, including funds and companies affiliated with our manager. Some of our competitors have greater resources than we possess or have greater access to capital or various types of financing structures than are available to us, and we may not be able to compete successfully for investments or provide attractive investment returns relative to our competitors. Furthermore, competition for investments of the type to be made by us may lead to the returns available from such investments decreasing, which may further limit our ability to generate our desired returns. We cannot assure you that other companies will not be formed that compete with us for investments or otherwise pursue investment strategies similar to ours or that we will be able to complete successfully against any such companies.

Our determination of how much leverage to apply to our investments may adversely affect our return on our investments and may reduce cash available for distribution.

We leverage our portfolio through borrowings, generally through the use of credit facilities, warehouse facilities, repurchase agreements, mortgage loans on real estate, securitizations, including the issuance of CBOs, private or public offerings of debt by subsidiaries, loans to entities in which we hold, directly or indirectly, interests in pools of properties or loans, and other borrowings. Our investment policies do not limit the amount of leverage we may incur with respect to any specific asset or pool of assets, subject to an overall limit on our use of leverage to 90% (as defined in our governing documents) of the value of our assets on an aggregate basis. Our return on our investments and cash available for distribution to our stockholders may be reduced to the extent that changes in market conditions cause the cost of our financing to increase relative to the income that can be derived from the assets acquired.

Although we seek to match fund our investments to limit refinance risk and lock in net spreads, we do not employ this strategy with respect to certain of our investments, which increases the risks related to refinancing these investments.

A key to our investment strategy is to finance our investments using match funded financing structures, which match assets and liabilities with respect to maturities and interest rates. This strategy limits our refinance risk, including the risk of being able to refinance an investment on favorable terms or at all. We generally use match funded financing structures, such as CBOs, to finance our investments in real estate securities and loans. However, our manager may elect for us to bear a level of refinancing risk on a short term or longer term basis, such as is the case with investments financed with repurchase agreements, when, based on all of the relevant factors, bearing such risk is deemed advisable (this is generally the case with respect to the residential mortgage loans and FNMA/FHLMC we invest in). In addition, we may be unable, as a result of conditions in the credit markets, to match fund investments. For example, non-recourse term financing not subject to margin requirements was generally not available or economical during the last several months and may not be available for an indeterminate period of time, which impairs our ability to match fund our investments. The decision not, or the inability, to match fund certain investments exposes us to additional refinancing risks that may not apply to our other investments.

Furthermore, we anticipate that, in most cases, for any period during which our floating rate assets are not match funded with respect to maturity, the income from such assets may respond more slowly to interest rate fluctuations than the cost of our borrowings. Because of this dynamic, interest income from such investments may rise more slowly than the related interest expense, with a consequent decrease in our net income. Interest rate fluctuations resulting in our interest expense exceeding interest income would result in operating losses for us from these investments.

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

Commercial mortgage loans are secured by multifamily or commercial property and are subject to risks of delinquency and foreclosure, and risks of loss. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Net operating income of an income-producing property can be affected by, among other things: tenant mix, success of tenant businesses, property management decisions, property location and condition, competition from comparable types of properties, changes in laws that increase operating expense or limit rents that may be charged, any need to address environmental contamination at the property, the occurrence of any uninsured casualty at the property, changes in national, regional or local economic conditions and/or specific industry segments, declines in regional or local real estate values, declines in regional or local rental or occupancy rates, increases in interest rates, changes in the availability of credit on favorable terms, real estate tax rates and other operating expenses, changes in governmental rules, regulations and fiscal policies, including environmental legislation, acts of God, terrorism, social unrest and civil disturbances.

Residential mortgage loans, manufactured housing loans and subprime mortgage loans are secured by single-family residential property and are also subject to risks of delinquency and foreclosure, and risks of loss. The ability of a borrower to repay a loan secured by a residential property is dependent upon the income or assets of the borrower. A number of factors may impair borrowers’ abilities to repay their loans, including, among other things, changes in the borrower’s employment status, changes in national, regional or local economic conditions, changes in interest rates or the availability of credit on favorable terms, changes in regional or local real estate values, changes in regional or local rental rates and changes in real estate taxes.

In the event of any default under a loan held directly by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the outstanding principal and accrued but unpaid interest of the loan, which could adversely affect our cash flow from operations. Foreclosure of a loan, particularly a commercial loan, can be an expensive and lengthy process which could negatively affect our anticipated return on the foreclosed loan.

Mortgage and asset backed securities are bonds or notes backed by loans and/or other financial assets and include commercial mortgage back securities (CMBS), FNMA/FHLMC securities, and real estate related asset backed securities (ABS). The ability of a borrower to repay these loans or other financial assets is dependent upon the income or assets of these borrowers. If a borrower has insufficient income or assets to repay these loans, it will default on its loan. While we intend to focus on real estate related asset backed securities, there can be no assurance that we will not invest in other types of asset backed securities.

Our investments in mortgage and asset backed securities will be adversely affected by defaults under the loans underlying such securities. To the extent losses are realized on the loans underlying the securities in which we invest, the Company may not recover the amount invested in, or, in extreme cases, any of our investment in, such securities.

We face a heightened risk of delinquency and loss from our investment in subprime mortgage loans.

We face a heightened risk of delinquency and loss from our investment in subprime mortgage loans. Subprime mortgage loans are generally loans to credit impaired borrowers and borrowers that are ineligible to qualify for loans from conventional mortgage sources due to loan size, lower credit characteristics or documentation standards. As of December 31, 2007, our subprime mortgage holdings totaled $399.3 million, or 5% of our assets. Loans to lower credit grade borrowers generally experience higher-than-average default and loss rates than do loans to borrowers with better credit characteristics. Material differences in the defaults, loss severities and/or prepayments on the subprime mortgage loans we acquire (or on the manufactured housing loans we acquire) from what we estimate in connection with our underwriting of the acquisition of such loans would cause reductions in our income and adversely affect our operating results, both with respect to unsecuritized loans and loans that we have securitized or otherwise financed on a long term match funded basis. We cannot assure you that our underwriting criteria will afford adequate protection against the higher risks associated with loans made to lower credit grade borrowers. If we underestimate the extent of losses that our loans will incur, then our business, financial condition, liquidity and results of operations will be adversely impacted.

Our investments in debt securities are subject to specific risks relating to the particular issuer of the securities and to the general risks of investing in subordinated real estate securities.

Our investments in debt securities involve special risks. REITs generally are required to invest substantially in real estate or real estate-related assets and are subject to the inherent risks associated with real estate-related investments discussed in this report. Our investments in debt are subject to the risks described above with respect to mortgage loans and MBS and similar risks, including:

•	risks of delinquency and foreclosure, and risks of loss in the event thereof;

•	the dependence upon the successful operation of and net income from real property;

•	risks generally incident to interests in real property; and

•	risks that may be presented by the type and use of a particular property.

Debt securities may be unsecured and may also be subordinated to other obligations of the issuer. We may also invest in debt securities that are rated below investment grade. As a result, investments in debt securities are also subject to risks of:

•	limited liquidity in the secondary trading market;

•	substantial market price volatility resulting from changes in prevailing interest rates or credit spreads;

•	subordination to the prior claims of senior lenders to the issuer;

•	the possibility that earnings of the debt security issuer may be insufficient to meet its debt service; and

•	the declining creditworthiness and potential for insolvency of the issuer of such debt securities during periods of rising interest rates and economic downturn.

These risks may adversely affect the value of outstanding debt securities and the ability of the issuers thereof to repay principal and interest.

We may not be able to finance our investments on a long term basis on attractive terms, including by means of securitization, which may require us to seek more costly financing for our investments or to liquidate assets.

When we acquire a portfolio of securities and loans which we finance on a short term basis with a view to securitization or other long term financing, we bear the risk of being unable to securitize the assets or otherwise finance them on a long term basis at attractive prices or in a timely matter, or at all. If it is not possible or economical for us to securitize or otherwise finance such assets on a long term basis, we may be unable to pay down our short term credit facilities, or be required to liquidate the assets at a loss in order to do so. For example, as a result of the deterioration in the credit markets during 2007, financing investments with securitizations or other long-term non-recourse financing not subject to margin requirements was generally not available or economical during the last several months and may not be possible or economical for the foreseeable future. These conditions make it more likely that we will have to use less efficient forms of financing, which may require a larger portion of our cash flows and thereby reduce the amount of cash available for distribution to our stockholders and funds available for operations and investments, and which may also require us to assume higher levels of risk when financing our investments.

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

In addition, following each CBO financing we must invest both the net cash raised in the financing as well as cash proceeds of any prepayment or assets which we determine to sell. Until we are able to acquire sufficient assets, our returns will reflect income earned on uninvested cash and, having locked in the cost of liabilities for the particular CBO, the particular CBO’s returns will be at risk of declining to the extent that yields on the assets to be acquired decline. During 2007, credit spreads on our liabilities widened meaningfully, which could result in declining yields and returns on our future CBOs.

In general, our ability to acquire appropriate investments depends upon the supply in the market of investments we deem suitable, and changes in various economic factors may affect our determination of what constitutes a suitable investment.

Our returns will be adversely affected when investments held in CBOs are prepaid or sold subsequent to the reinvestment period.

Real estate securities and loans are subject to prepayment risk. In addition, we may sell, and realize gains (or losses) on, investments. To the extent such assets were held in CBOs subsequent to the end of the reinvestment period, the proceeds are fully utilized to pay down the related CBOs debt. This causes the leverage on the CBO to decrease, thereby lowering our returns on equity.

The use of CDO financings with coverage tests may have a negative impact on our operating results and cash flows.

We have retained, and may in the future retain, subordinate classes of bonds issued by certain of our subsidiaries in our CDO financings. Each of our CBO financings contains tests which measure the amount of over collateralization and excess interest in the transaction. Failure to satisfy these tests would result in principal and/or interest cash flow that would otherwise be distributed to more junior classes of securities (including those held by Newcastle) to be redirected to pay down the most senior class of securities outstanding until the tests are satisfied. As a result, failure to satisfy the coverage tests could adversely affect our operating results and cash flows by temporarily or permanently directing funds that would otherwise come to us to holders of the senior classes of bonds. Although these coverage tests are currently being met, we cannot assure you that the coverage tests will continue to be satisfied in the future.

Certain coverage tests (based on the required over collateralization or interest in the related CDO) may also restrict our ability to receive net income from assets pledged to secure the CDOs. Failure to obtain in future financings favorable terms with regard to these matters may materially and adversely affect the availability of net cashflow to us.

Our investments may be subject to significant impairment charges, which would adversely affect our results of operations.

We are required to periodically evaluate our investments for impairment indicators. The value of an investment is impaired when our analysis indicates that, with respect to a loan, it is probable that we will not be able to collect the full amount we intended to collect from the loan or, with respect to a security, it is probable that the value of security is other than temporarily impaired. The judgment regarding the existence of impairment indicators is based on a variety of factors depending upon the nature of the investment and the manner in which the income related to such investment calculated for purposes of our financial statements. If we determine that an impairment has occurred, we are required to make an adjustment to the net carrying value of the investment, which could adversely affect our results of operations and funds from operations in the applicable period and thereby adversely affect our ability to pay dividends to our stockholders.

As has been widely publicized, the recent and ongoing credit and liquidity crisis has resulted in a number of financial institutions recording an unprecedented amount of impairment charges, and we have also been affected by these conditions. The liquidity crisis has reduced the market trading activity for many real estate securities, resulting in less liquid markets for those securities. As the securities held by us and many other companies in our industry are marked to market at the end of each quarter, the decreased liquidity and concern over market conditions have resulted in what we believe are relatively conservative mark-to-market valuations of many real estate securities. These lower valuations have affected us by, among other things, decreasing our net book value and contributing to our decision to record other than temporary impairment in each of the last three fiscal quarters of approximately $6 million, $67.9 million and $122.4 million (excluding impairment charges related to the assets sold subsequent to December 31, 2007), respectively.

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

The real estate related loans and other direct and indirect interests in pools of real estate properties or other loans that we invest in may be subject to additional risks relating to the structure and terms of these transactions, which may result in losses to us.

We invest in real estate related loans and other direct and indirect interests in pools of real estate properties or loans such as mezzanine loans and ‘‘B Note’’ mortgage loans. We invest in mezzanine loans that take the form of subordinated loans secured by second mortgages on the underlying real property or other business assets or revenue streams or loans secured by a pledge of the ownership interests of the entity owning real property or other business assets or revenue streams (or the ownership interest of the parent of such entity). These types of investments involve a higher degree of risk than long term senior lending secured by business assets or income producing real property because the investment may become unsecured as a result of foreclosure by a senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to repay our mezzanine loan. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt is repaid in full. As a result, we may not recover some or all of our investment. In addition, mezzanine loans may have higher loan to value ratios than conventional mortgage loans, resulting in less equity in the property and increasing the risk of loss of principal.

We also invest in mortgage loans (‘‘B Notes’’) that while secured by a first mortgage on a single large commercial property or group of related properties are subordinated to an ‘‘A Note’’ secured by the same first mortgage on the same collateral. As a result, if an issuer defaults, there may not be sufficient funds remaining for B Note holders. B Notes reflect similar credit risks to comparably rated commercial mortgage backed securities. In addition, we invest, directly or indirectly, in pools of real estate properties or loans. However, since each transaction is privately negotiated, these investments can vary in their structural characteristics and risks. For example, the rights of holders of B Notes to control the process following a borrower default may vary from transaction to transaction, while investments in pools of real estate properties or loans may be subject to varying contractual arrangements with third party co-investors in such pools. Further, B Notes typically are secured by a single property, and so reflect the risks associated with significant concentration. These investments also are less liquid than commercial mortgage backed securities.

We may not be able to extend the total return swaps that we enter into in the event that the maturity of the underlying asset is extended, which could adversely impact our leveraging strategy.

Subject to maintaining our qualification as a REIT, we leverage certain of our investments through the use of total return swaps. We may wish to renew many of the swaps, which are for specified terms, as they mature, particularly in the event that the maturity of the underlying asset is extended. However, there is a limited number of providers of such swaps, and there is no assurance the initial swap providers will choose to renew the swaps, and – if they do not renew – that we would be able to obtain suitable replacement providers. Providers may choose not to renew our total return swaps for a number of reasons, including:

•	increases in the provider’s cost of funding;

•	insufficient volume of business with a particular provider;

•	a desire by our company to invest in a type of swap that the provider does not view as economically attractive due to changes in interest rates or other market factors; or

•	the inability of our company and a provider to agree on terms.

Furthermore, our ability to invest in total return swaps, other than through a taxable REIT subsidiary, or TRS, may be severely limited by the REIT qualification requirements because total return swaps are not qualifying assets and do not produce qualifying income for purposes of the REIT asset and income tests.

Investment in non-investment grade loans may involve increased risk of loss.

We acquire and may continue to acquire in the future certain loans that do not conform to conventional loan criteria applied by traditional lenders and are not rated or are rated as non-investment grade (for example, for investments rated by Moody’s Investors Service, ratings lower than Baa3, and for Standard & Poor’s, BBB− or below). The non-investment grade ratings for these loans typically result from the overall leverage of the loans, the lack of a strong operating history for the properties underlying the loans, the borrowers’ credit history, the properties’ underlying cash flow or other factors. As a result, these loans have a higher risk of default and loss than conventional loans. Any loss we incur may reduce distributions to our stockholders. There are no limits on the percentage of unrated or non-investment grade assets we may hold in our portfolio.

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

Our operating costs may be affected by our obligation to pay for the cost of complying with existing environmental laws, ordinances and regulations, as well as the cost of complying with future legislation with respect to the assets, or loans secured by assets, with environmental problems that materially impair the value of the assets. Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under, or in such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. In addition, the presence of hazardous or toxic substances, or the failure to remediate properly, may adversely affect the owner’s ability to borrow by using such real property as collateral. Certain environmental laws and common law principles could be used to impose liability for releases of hazardous materials, including asbestos-containing materials, into the environment, and third parties may seek recovery from owners or operators of real properties for personal injury associated with exposure to released asbestos-containing materials or other hazardous materials. Environmental laws may also impose restrictions on the manner in which a property may be used or transferred or in which businesses it may be operated, and these restrictions may require expenditures. In connection with the direct or indirect ownership and operation of properties, we may be potentially liable for any such costs. The cost of defending against claims of liability or remediating contaminated property and the cost of complying with environmental laws could adversely affect our results of operations and financial condition.

Many of our investments are illiquid and this lack of liquidity could significantly impede our ability to vary our portfolio in response to changes in economic and other conditions or to realize the value at which such investments are carried if we are required to dispose of them.

The real estate properties that we own and operate and our other direct and indirect investments in real estate and real estate related assets are generally illiquid. Our investments in unconsolidated subsidiaries are also illiquid. In addition, the real estate securities that we purchase in connection with privately negotiated transactions are not registered under the relevant securities laws, resulting in a prohibition against their transfer, sale, pledge or other disposition except in a transaction that is exempt from the registration requirements of, or is otherwise in accordance with, those laws. In addition, there are no established trading markets for a majority of our investments. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited.

Our assets have historically been valued based primarily on third party quotations, which are subject to significant variability based on the liquidity and price transparency created by market trading activity. The ongoing dislocation in the trading markets has continued to reduce the trading for many real estate securities, resulting in less transparent prices for those securities. Consequently, it is currently more difficult for us to sell many of our assets now that it has been historically because, if we were to sell such assets, we will likely not have access to readily ascertainable market prices when establishing valuations of them. Moreover, currently there is a relatively low market demand for many of the types of assets that we hold, which may make it extremely difficult to sell assets. If we are required to liquidate all or a portion of our illiquid investments quickly, we may realize significantly less than the amount at which we have previously valued these investments.

Interest rate fluctuations and shifts in the yield curve may cause losses.

Our primary interest rate exposures relate to our real estate securities, loans, floating rate debt obligations, interest rate swaps, and interest rate caps. Changes in interest rates, including changes in expected interest rates or ‘‘yield curves,’’ affect our business in a number of ways. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on our interest-earning assets and the interest expense incurred in connection with our interest-bearing liabilities and hedges. Changes in the level of interest rates also can affect, among other things, our ability to acquire real estate securities and loans at attractive prices, the value of our real estate securities, loans and derivatives and our ability to realize gains from the sale of such assets.

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

Furthermore, shifts in the U.S. Treasury yield curve reflecting an increase in interest rates would also affect the yield required on our real estate securities and therefore their value. For example, increasing interest rates would reduce the value of the fixed rate assets we hold at the time because the higher yields required by increased interest rates result in lower market prices on existing fixed rate assets in order to adjust the yield upward to meet the market, and vice versa. This would have similar effects on our real estate securities portfolio and our financial position and operations to a change in interest rates generally.

Our investments in real estate securities and loans are subject to changes in credit spreads which could adversely affect our ability to realize gains on the sale of such investments.

Real estate securities and loans are subject to changes in credit spreads. Credit spreads measure the yield demanded on securities and loans by the market based on their credit relative to a specific benchmark.

Fixed rate securities and loans are valued based on a market credit spread over the rate payable on fixed rate U.S. Treasuries of like maturity. Floating rate securities and loans are valued based on a market credit spread over LIBOR and are affected similarly by changes in LIBOR spreads. Excessive supply of these securities combined with reduced demand will generally cause the market to require a higher yield on these securities and loans, resulting in the use of a higher, or ‘‘wider,’’ spread over the benchmark rate to value such securities. Under such conditions, the value of our real estate securities and loan portfolios would tend to decline. Conversely, if the spread used to value such securities were to decrease, or ‘‘tighten,’’ the value of our real estate securities portfolio would tend to increase. Such changes in the market value of our real estate securities and loan portfolios may affect our net equity, net income or cash flow directly through their impact on unrealized gains or losses on available for sale securities, and therefore our ability to realize gains on such securities, or indirectly through their impact on our ability to borrow and access capital. During 2007, credit spreads widened substantially. This widening of credit spreads caused the net unrealized gains on our securities and derivatives, recorded in accumulated other comprehensive income, and therefore our book value per share, to decrease and resulted in net unrealized losses.

In addition, if the value of our loans subject to repurchase agreements were to decline, it could affect our ability to refinance such loans upon the maturity of the related repurchase agreements. Any credit or spread related losses incurred with respect to our loans would affect us in the same way as similar losses on our real estate securities portfolio as described above, except that our loans are not marked to market.

In addition, widening credit spreads will generally result in a decrease in the mark to market value of certain investments which are treated as derivatives on our balance sheet, such as total rate of return swaps. Since changes in the value of such assets are reflected in our income statement, this would result in a decrease in our net income. To the extent that we choose to make investments in real estate related assets by means of entering into total rate of return swaps, our net income will be susceptible to decreases stemming from credit spread changes.

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

There are limits to the ability of hedging strategy to protect us completely against interest rate risks. When rates change, we expect the gain or loss on derivatives to be offset by a related but inverse change in the value of the items, generally our liabilities, which we hedge. We cannot assure you, however, that our use of derivatives will offset the risks related to changes in interest rates. We cannot assure you that our hedging strategy and the derivatives that we use will adequately offset the risk of interest rate volatility or that our hedging transactions will not result in losses. In addition, our hedging strategy may limit our flexibility by causing us to refrain from taking certain actions that would be potentially profitable but would cause adverse consequences under the terms of our hedging arrangements.

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

We may be unable to generate sufficient revenue from operations to pay our operating expenses and to pay distributions to our stockholders.

As a REIT, we are generally required to distribute at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and not including net capital losses) each year to our stockholders. To qualify for the tax benefits accorded to REITs, we have and intend to continue to pay quarterly distributions and to make distributions to our stockholders in amounts such that we distribute all or substantially all our net taxable income each year, subject to certain adjustments. However, our ability to make distributions may be adversely affected by the risk factors described in this Annual Report on Form 10-K, particularly in light of current market conditions. In the event of a continued downturn in our operating results and financial performance or continued

declines in the value of our asset portfolio, we may be unable to declare or pay quarterly distributions or make distributions to our stockholders, and we may elect to comply with our REIT distribution requirements by, after completing various procedural steps, distributing up to 80% (or up to 100%, if shareholders so elect) of the required amount in the form of common shares in lieu of cash. The timing and amount of distributions are in the sole discretion of our board of directors, which considers, among other factors, our earnings, financial condition, debt service obligations and applicable debt covenants, REIT qualification requirements and other tax considerations and capital expenditure requirements as our board may deem relevant from time to time.

The stock ownership limit imposed by the Internal Revenue Code for REITs and our charter may inhibit market activity in our stock and restrict our business combination opportunities.

In order for us to maintain our qualification as a REIT under the Internal Revenue Code, not more than 50% in value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Internal Revenue Code to include certain entities) at any time during the last half of each taxable year after our first year. Our charter, with certain exceptions, authorizes our board of directors to take the actions that are necessary and desirable to preserve our qualification as a REIT. Unless exempted by our board of directors, no person may own more than 8% of the aggregate value of our outstanding capital stock, treating classes and series of our stock in the aggregate, or more than 25% of the outstanding shares of our Series B Preferred Stock, Series C Preferred Stock or our Series D Preferred Stock. Our board may grant an exemption in its sole discretion, subject to such conditions, representations and undertakings as it may determine in its sole discretion. These ownership limits could delay or prevent a transaction or a change in our control that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders. Our board has granted limited exemptions to an affiliate of our manager, a third party group of funds managed by Cohen & Steers, and certain affiliates of these entities.

Even if we remain qualified as a REIT, we may face other tax liabilities that reduce our cash flow.

Even if we remain qualified for taxation as a REIT, we may be subject to certain federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes, such as mortgage recording taxes. Moreover, if a REIT distributes less than 85% of its taxable income to its stockholders during any calendar year (including any distributions declared by the last day of the calendar year but paid in the subsequent year), then it is required to pay an excise tax on 4% of any shortfall between the required 85% and the amount that was actually distributed. As a result of this rule, Newcastle will likely be required to pay an excise tax in 2008 and may also be required to do so in 2009. Any of these taxes would decrease cash available for distribution to our stockholders. In addition, in order to meet the REIT qualification requirements, or to avert the imposition of a 100% tax that applies to certain gains derived by a REIT from dealer property or inventory, we may hold some of our assets through taxable REIT subsidiaries. Such subsidiaries will be subject to corporate level income tax at regular rates.

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

Complying with REIT requirements may limit our ability to hedge effectively.

The existing REIT provisions of the Internal Revenue Code may substantially limit our ability to hedge our operations because a significant amount of the income from those hedging transactions is likely to be treated as non-qualifying income for purposes of both of satisfying REIT gross income tests. In addition, we must limit our aggregate income from non-qualified hedging transactions, from our provision of services and from other non-qualifying sources, to less than 5% of our annual gross income (determined without regard to gross income from qualified hedging transactions). As a result, we may have to limit our use of certain hedging techniques or implement those hedges through total return swaps. This could result in greater risks associated with changes in interest rates than we would otherwise want to incur or could increase the cost of our hedging activities. If we fail to comply with these limitations, we could lose our REIT qualification for U.S. federal income tax purposes, unless our failure was due to reasonable cause and not due to willful neglect, and we meet certain other technical requirements. Even if our failure was due to reasonable cause, we might incur a penalty tax.

The ‘‘taxable mortgage pool’’ rules may increase the taxes that we or our stockholders may incur, and may limit the manner in which we effect future securitizations.

Certain of our securitizations have resulted in the creation of taxable mortgage pools for federal income tax purposes. As a REIT, so long as we own 100% of the equity interests in a taxable mortgage pool, we would generally not be adversely affected by the characterization of the securitization as a taxable mortgage pool. Certain categories of stockholders, however, such as foreign stockholders eligible for treaty or other benefits, stockholders with net operating losses, and certain tax-exempt stockholders that are subject to unrelated business income tax, could be subject to increased taxes on a portion of their dividend income from us that is attributable to the taxable mortgage pool. In addition, to the extent that our stock is owned by tax-exempt ‘‘disqualified organizations,’’ such as certain government-related entities and charitable remainder trusts that are not subject to tax on unrelated business income, we may incur a corporate level tax on a portion of our income from the taxable mortgage pool. In that case, we may reduce the amount of our distributions to any disqualified organization whose stock ownership gave rise to the tax.

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

Under Maryland law, ‘‘business combinations’’ between a Maryland corporation and an interested stockholder or an affiliate of an interested stockholder are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include certain mergers, consolidations, share exchanges, or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities or a liquidation or dissolution. An interested stockholder is defined as:

•	any person who beneficially owns 10% or more of the voting power of the corporation’s outstanding shares; or

•	an affiliate or associate of a corporation who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of the then outstanding stock of the corporation.

A person is not an interested stockholder under the statute if the board of directors approved in advance the transaction by which he or she otherwise would have become an interested stockholder.

After the five-year prohibition, any business combination between the Maryland corporation and an interested stockholder generally must be recommended by the board of directors of the corporation and approved by the affirmative vote of at least:

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

We have adopted a stockholder rights agreement. Under the terms of the rights agreement, in general, if a person or group acquires more than 15% of the outstanding shares of our common stock, all of our other common stockholders will have the right to purchase securities from us at a discount to such securities’ fair market value, thus causing substantial dilution to the acquiring person. The rights agreement may have the effect of inhibiting or impeding a change in control not approved by our board of directors and, therefore, could adversely affect our stockholders’ ability to realize a premium over the then-prevailing market price for our common stock in connection with such a transaction. In addition, since our board of directors can prevent the rights agreement from operating, in the event our board approves of an acquiring person, the rights agreement gives our board of directors significant discretion over whether a potential acquirer’s efforts to acquire a large interest in us will be successful. Because the rights agreement contains provisions that are designed to assure that the executive officers, our manager and its affiliates will never, alone, be considered a group that is an acquiring person, the rights agreement provides the executive officers, our manager and its affiliates with certain advantages under the rights agreement that are not available to other stockholders.

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

Risks Related to Our Common Shares

Our share price may fluctuate significantly, and you may not be able to resell your shares at or above the price at which you purchased them.

The trading price of our common shares could be subject to wide price fluctuations in response to various factors, including:

•	market conditions in the broader stock market in general, or in the REIT or real estate industry in particular;

•	actual or anticipated fluctuations in our quarterly financial and operating results;

•	market perception of our potential growth, future earnings and future cash dividends;

•	actions by rating agencies;

•	short sales of our common stock;

•	issuance of new or changed securities analysts’ reports or recommendations;

•	media coverage of us, other REITS or the outlook of the real estate industry;

•	major reductions in trading volumes on the exchanges on which we operate;

•	legislative or regulatory developments, including changes in the status of our regulatory approvals or licenses; and

•	litigation and governmental investigations.

These and other factors may cause the market price and demand for our common shares to fluctuate substantially, which may negatively affect the price or liquidity of our common shares. Moreover, the recent market conditions have negatively impacted our share price and may do so in the future. When the market price of a stock has been volatile in the past, holders of that stock have, at times, instituted securities class action litigation against the company that issued the stock. If any of our shareholders brought a lawsuit against us, we could incur substantial costs defending the lawsuit. Such a lawsuit could also divert the time and attention of our management from our business and hurt our share price.

An increase in market interest rates may have an adverse effect on the market price of our common stock.

One of the factors that investors may consider in deciding whether to buy or sell shares of our common stock is our distribution rate as a percentage of our share price relative to market interest rates. If the market price of our common stock is based primarily on the earnings and return that we derive from our investments and income with respect to our investments and our related distributions to stockholders, and not from the market value of the investments themselves, then interest rate fluctuations and capital market conditions will likely affect the market price of our common stock. For instance, if market interest rates rise without an increase in our distribution rate, the market price of our common stock could decrease as potential investors may require a higher distribution yield on our common stock or seek other securities paying higher distributions or interest. In addition, rising interest rates would result in increased interest expense on our variable rate debt, thereby adversely affecting cash flow and our ability to service our indebtedness and pay distributions.

Item 1B.    Unresolved Staff Comments

We have no unresolved staff comments.

Item 2.    Properties.

Our direct investments in properties are described under ‘‘Business — Our Investing Activities.’’

Our manager leases principal executive and administrative offices located at 1345 Avenue of the Americas, New York, New York 10105. Its telephone number is (212) 798-6100.

Item 3.    Legal Proceedings.

We are not a party to any material legal proceedings.

Item 4.    Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our security holders during the fourth quarter of 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Our common stock has been listed and is traded on the New York Stock Exchange (NYSE) under the symbol ‘‘NCT’’ since our initial public offering in October 2002. The following table sets forth, for the periods indicated, the high, low and last sale prices in dollars on the NYSE for our common stock and the distributions we declared with respect to the periods indicated.

2007	High	Low	Last Sale	Distributions Declared
First Quarter	$33.49	$24.75	$27.73	$0.690
Second Quarter	$31.00	$24.91	$25.07	$0.720
Third Quarter	$25.84	$12.19	$17.62	$0.720
Fourth Quarter	$19.08	$12.15	$12.96	$0.720

2006	High	Low	Last Sale	Distributions Declared
First Quarter	$27.50	$23.34	$23.92	$0.625
Second Quarter	$26.30	$22.16	$25.32	$0.650
Third Quarter	$28.58	$24.60	$27.41	$0.650
Fourth Quarter	$32.59	$26.78	$31.32	$0.690

We intend to continue to declare quarterly distributions on our common stock. No assurance, however, can be given that any future distributions will be made or, if made, as to the amounts or timing of any future distributions as such distributions are subject to our earnings, financial condition, capital requirements and such other factors as our board of directors deems relevant.

On February 26, 2008, the closing sale price for our common stock, as reported on the NYSE, was $11.11. As of February 26, 2008, there were approximately 109 record holders of our common stock. This figure does not reflect the beneficial ownership of shares held in nominee name.

Equity Compensation Plan Information

The following table summarizes the total number of outstanding securities in the incentive plan and the number of securities remaining for future issuance, as well as the weighted average exercise price of all outstanding securities as of December 31, 2007.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options		Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders:
Newcastle Investment Corp. Nonqualified Stock Option and Incentive Award Plan	2,498,609	(1)	$27.04	6,448,005	(2)
Equity Compensation Plans Not Approved by Security Holders:
None	N/A		N/A	N/A

(1)	Includes options for (i) 1,457,222 shares held by an affiliate of our manager; (ii) 1,027,387 shares granted to our manager and assigned to certain of the manager’s employees; and (iii) an aggregate of 14,000 shares held by our directors, other than Mr. Edens.
(2)	The maximum available for issuance is equal to 10% of the number of outstanding equity interests, subject to a maximum of 10,000,000 shares in the aggregate over the term of the plan.

The number of securities remaining available for future issuance is net of an aggregate of 10,268 shares of our common stock awards to our directors, other than Mr. Edens and Mr. Riis, representing the aggregate annual automatic stock awards to each such director for 2003 through 2007, and of 1,043,118 shares issued to our manager, certain of our directors, and employees of our manager upon the exercise of previously granted options.

Item 6.    Selected Financial Data.

The selected historical consolidated financial information set forth below as of and for each of the five years ended December 31, 2007 has been derived from our audited historical consolidated financial statements.

The information below should be read in conjunction with Part II, Item 7, ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ and our consolidated financial statements and notes thereto included in Part II, Item 8, ‘‘Financial Statements and Supplementary Data.’’

Selected Consolidated Financial Information
(in thousands, except per share data)

	Year Ended December 31,
	2007	2006	2005	2004	2003
Operating Data
Revenues
Interest income	$680,551	$530,006	$348,516	$225,761	$133,183
Other income	7,506	23,261	29,697	23,908	18,901
	688,057	553,267	378,213	249,669	152,084
Expenses
Interest expense	476,988	374,269	226,446	136,398	76,877
Other expense	79,291	57,266	42,529	29,259	20,828
	556,279	431,535	268,975	165,657	97,705
Other-than-temporary impairment	(202,602)	—	—	—	—
Income (loss) before equity in earnings of unconsolidated subsidiaries	(70,824)	121,732	109,238	84,012	54,379
Equity in earnings of unconsolidated subsidiaries, net	5,390	5,968	5,609	9,957	862
Income (loss) from continuing operations	(65,434)	127,700	114,847	93,969	55,241
Income(loss) from discontinued operations	(23)	223	2,108	4,446	877
Net income (loss)	(65,457)	127,923	116,955	98,415	56,118
Preferred dividends and related accretion	(12,640)	(9,314)	(6,684)	(6,094)	(4,773)
Income (loss) applicable to common stockholders	$(78,097)	$118,609	$110,271	$92,321	$51,345
Net income (loss) per share of common stock, diluted	$(1.52)	$2.67	$2.51	$2.46	$1.96
Income (loss) from continuing operations per share of common stock, after preferred dividends, diluted	$(1.52)	$2.67	$2.46	$2.34	$1.93
Weighted average number of shares of common stock outstanding, diluted	51,369	44,417	43,986	37,558	26,141
Dividends declared per share of common stock	$2.850	$2.615	$2.500	$2.425	$1.950

	As Of December 31,
	2007	2006	2005	2004	2003
Balance Sheet Data
Real estate securities, available for sale	$4,835,884	$5,581,228	$4,554,519	$3,369,496	$2,192,727
Real estate related loans, net	1,856,978	1,568,916	615,551	591,890	402,784
Residential mortgage loans, net	634,605	809,097	600,682	654,784	586,237
Operating real estate, net	34,899	29,626	16,673	57,193	102,995
Cash and cash equivalents	55,916	5,371	21,275	37,911	60,403
Total assets	8,037,770	8,604,392	6,209,699	4,932,720	3,550,299
Debt	7,391,694	7,504,731	5,212,358	4,021,396	2,924,552
Total liabilities	7,590,145	7,602,412	5,291,696	4,136,005	3,010,936
Common stockholders’ equity	295,125	899,480	815,503	734,215	476,863
Preferred stock	152,500	102,500	102,500	62,500	62,500

Supplemental Balance Sheet Data
Common shares outstanding	52,779	45,714	43,913	39,859	31,375
Book value per share of common stock	$5.59	$19.68	$18.57	$18.42	$15.20

	Year Ended December 31,
	2007	2006	2005	2004	2003
Other Data
Cash Flow provided by (used in):
Operating activities	$(6,510)	$16,322	$98,763	$90,355	$38,454
Investing activities	33,972	(1,963,058)	(1,334,746)	(1,332,164)	(1,659,026)
Financing activities	23,083	1,930,832	1,219,347	1,219,317	1,635,512
Funds from Operations (FFO) (1)	(76,976)	119,421	104,031	86,201	54,380

(1)	We believe FFO is one appropriate measure of the operating performance of real estate companies. We also believe that FFO is an appropriate supplemental disclosure of operating performance for a REIT due to its widespread acceptance and use within the REIT and analyst communities. Furthermore, FFO is used to compute our incentive compensation to our manager. FFO, for our purposes, represents net income available for common stockholders (computed in accordance with GAAP), excluding extraordinary items, plus depreciation of our operating real estate, and after adjustments for unconsolidated subsidiaries, if any. We consider gains and losses on resolution of our investments to be a normal part of our recurring operations and, therefore, do not exclude such gains and losses when arriving at FFO. Adjustments for unconsolidated subsidiaries, if any, are calculated to reflect FFO on the same basis. FFO does not represent cash generated from operating activities in accordance with GAAP and therefore should not be considered an alternative to net income as an indicator of our operating performance or as an alternative to cash flow as a measure of our liquidity and is not necessarily indicative of cash available to fund cash needs. Our calculation of FFO may be different from the calculation used by other companies and, therefore, comparability may be limited.

	Year Ended December 31,
	2007	2006	2005	2004	2003
Calculation of Funds From Operations (FFO):
Income (loss) applicable to common stockholders	$(78,097)	$118,609	$110,271	$92,321	$51,345
Operating real estate depreciation	1,121	812	702	2,199	3,035
Accumulated depreciation on operating real estate sold	—	—	(6,942)	(8,319)	—
Funds from operations (FFO)	$(76,976)	$119,421	$104,031	$86,201	$54,380

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following should be read in conjunction with our consolidated financial statements and notes thereto included in Part II, Item 8, ‘‘Financial Statements and Supplementary Data.’’

General

Newcastle Investment Corp. actively manages real estate related investments and related financing vehicles. We invest in, and actively manage, a portfolio of real estate securities, loans and other real estate related assets. In addition, we consider other opportunistic investments which capitalize on our manager’s expertise and which we believe present attractive risk/return profiles and are consistent with our investment guidelines. We seek to deliver stable dividends and attractive risk-adjusted returns to our stockholders through prudent asset selection, active management and the use of match funded financing structures, when appropriate and available, which reduce our interest rate and financing risks. Our objective is to maximize the difference between the yield on our investments and the cost of financing these investments while hedging our interest rate risk. We emphasize portfolio management, asset quality, diversification, match funded financing and credit risk management.

We currently own a diversified portfolio of moderately credit sensitive real estate debt investments including securities and loans. Our portfolio of real estate securities includes commercial mortgage backed securities (CMBS), senior unsecured debt issued by property REITs, real estate related asset backed securities (ABS) and FNMA/FHLMC securities. Mortgage backed securities are interests in or obligations secured by pools of mortgage loans. We generally target investments rated A through BB, except for our FNMA/FHLMC securities which have an implied AAA rating. We also own, directly and indirectly, interests in loans and pools of loans, including real estate related loans, commercial mortgage loans, residential mortgage loans, manufactured housing loans and subprime residential loans. We also own, directly and indirectly, interests in operating real estate.

We employ leverage in order to achieve our return objectives. We do not have a predetermined target debt to equity ratio as we believe the appropriate leverage for the particular assets we are financing depends on the credit quality of those assets. As of December 31, 2007, our debt to equity ratio as computed based on our consolidated balance sheet was approximately 16.5 to 1. Our general investment guidelines adopted by our board of directors limit total leverage (as defined under the governing documents) to a maximum 9.0 to 1 debt to equity ratio. As of December 31, 2007, our debt to equity ratio as computed under this method was approximately 6.2 to 1.

We strive to maintain access to a broad array of capital resources in an effort to insulate our business from potential fluctuations in the availability of capital. We have utilized multiple forms of financing including collateralized bond obligations (CBOs), other securitizations, term loans, a credit facility, and trust preferred securities, as well as short term financing in the form of repurchase agreements.

We seek to match fund our investments with respect to interest rates and maturities in order to minimize the impact of interest rate fluctuations on earnings and reduce the risk of refinancing our liabilities prior to the maturity of the investments. We seek to finance a substantial portion of our real estate securities and loans through the issuance of term debt, which generally represents obligations issued in multiple classes secured by an underlying portfolio of assets. Specifically, our CBO financings offer us the structural flexibility to buy and sell certain investments to manage risk and, subject to certain limitations, to optimize returns.

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

2005 – 2006

During 2005 and 2006, credit spreads widened and then tightened, but generally remained at or near historical lows. As a result, the net unrealized gains on our securities and derivatives, recorded in accumulated other income, and therefore our book value per share, increased during this period.

In addition, trends in market interest rates continued to impact our operations, although to a lesser degree due to our match funded financing strategy. During this period, interest rates steadily increased from the historical lows experienced just prior, partially offsetting the impact of tight credit spreads.

2007

During 2007, credit spreads widened substantially. This widening of credit spreads caused the net unrealized gains on our securities and derivatives, recorded in accumulated other comprehensive income, and therefore our book value per share, to decrease and resulted in net unrealized losses. One of the key drivers of the widening of credit spreads has been the disruption in the subprime mortgage lending sector. This disruption has spread rapidly, causing adverse conditions throughout the credit markets.

Widening credit spreads, while reducing our book value per share, also result in higher yields on new investment opportunities. However, we must have additional capital available at attractive terms, either through debt financings or equity offerings, in order to take advantage of these investment opportunities. Since the second half of 2007, we have been unable to take full advantage of the increased yields available on investments due to a lack of available capital, and we may continue to experience the same restrictions in 2008. Non-recourse term financing not subject to margin requirements is generally not available and we must maintain and enhance our current sources of capital in order to meet our working capital needs. Furthermore, an equity offering at our current common share price would likely not be accretive as our common dividend yield currently exceeds the yield available on many new investments.

In addition, the recent credit and liquidity crisis has adversely affected the market in which we operate in a number of other ways. For example, it has reduced the market trading activity for many real estate securities, resulting in less liquid markets for those securities. As the securities held by us and many other companies in our industry are marked to market at the end of each quarter, the decreased liquidity and concern over market conditions have resulted in what we believe are relatively conservative mark-to-market valuations of many real estate securities. These lower valuations have affected us by, among other things, decreasing our net book value and contributing to our decision to record impairment charges.

Furthermore, Standard & Poor’s and Moody’s have issued a series of credit rating downgrades on a large number of real estate securities, predominantly subprime securities, including a number that we own. These downgrades do not currently impact our compliance with the terms of our financings, but it is possible that future downgrades or changes to the credit ratings process could impact our current and future financings.

We do not currently know the full extent to which this market disruption will affect us or the markets in which we operate, and we are unable to predict its length or ultimate severity. If the disruption continues, we will likely experience further tightening of liquidity, additional impairment charges and increased margin requirements, as well as additional challenges in raising capital and obtaining investment financing on attractive terms.

As of the date of this Annual Report on Form 10-K, based on our cash balances and committed financing, including our warehouse facilities, as well as proceeds from select asset sales, we believe we have sufficient liquidity to maintain our ongoing operations in the current market environment. Future cash flows and our liquidity may be materially impacted if conditions do not substantially improve. Should the current conditions worsen, or persist for an extended period of time, our available capital could be reduced upon the expiration or termination of our capital resources.

Certain aspects of these effects are more fully described in Part II, Item 7, ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations — Interest Rate, Credit and Spread Risk’’ as well as in Part II, Item 7A, ‘‘Quantitative and Qualitative Disclosures About Market Risk.’’

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

The following table presents information on shares of our common stock issued since our formation:

Year	Shares Issued	Range of Issue Prices (1)	Net Proceeds (millions)
Formation	16,488,517	N/A	N/A
2002	7,000,000	$13.00	$80.0
2003	7,886,316	$20.35 – $22.85	$163.4
2004	8,484,648	$26.30 – $31.40	$224.3
2005	4,053,928	$29.60	$108.2
2006	1,800,408	$29.42	$51.2
2007	7,065,362	$27.75 – $31.30	$201.3
December 31, 2007	52,779,179

(1)	Excludes prices of shares issued pursuant to the exercise of options and of shares issued to our independent directors.

As of December 31, 2007, approximately 5.1 million of our shares of common stock were held by our manager, through its affiliates, and principals of Fortress. In addition, our manager, through its affiliates, held options to purchase approximately 1.5 million shares of our common stock at December 31, 2007.

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

For the Year Ended	Real Estate Securities and Real Estate Related Loans	Residential Mortgage Loans	Operating Real Estate	Unallocated	Total
December 31, 2007	$531,177	$148,435	$6,709	$1,736	$688,057
December 31, 2006	$441,965	$105,621	$5,117	$564	$553,267
December 31, 2005	$321,889	$48,844	$6,772	$708	$378,213

Taxation

We have elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended (the ‘‘Code’’), and we intend to continue to operate in such a manner. Our current and continuing qualification as a REIT depends on our ability to meet various tax law requirements, including, among others, requirements relating to the sources of our income, the nature of our assets, the composition of our stockholders, and the timing and amount of distributions that we make.

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

Application of Critical Accounting Policies

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (‘‘GAAP’’). The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that could affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. Actual results could differ from these estimates. Management believes that the estimates and assumptions utilized in the preparation of the consolidated financial statements are prudent and reasonable. Actual results have been in line with Management’s estimates and judgements used in applying each of the accounting policies described below. A summary of our significant accounting policies is presented in Note 2 to our consolidated financial statements, which appear in Part II, Item 8, ‘‘Financial Statements and Supplementary Data.’’ The following is a summary of our accounting policies that are most effected by judgments, estimates and assumptions.

Variable Interest Entities

Financial Accounting Standards Board Interpretation (‘‘FIN’’) No. 46R ‘‘Consolidation of Variable Interest Entities’’ clarified the methodology for determining whether an entity is a variable interest entity (‘‘VIE’’) and the methodology for assessing who is the primary beneficiary of a VIE. VIEs are defined as entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. A VIE is required to be consolidated by its primary beneficiary, and only its primary beneficiary, which is defined as the party who will absorb a majority of the VIE’s expected losses or receive a majority of the expected residual returns as a result of holding variable interests.

Prior to the adoption of FIN 46R, we consolidated our existing CBO transactions (the ‘‘CBO Entities’’) because we owned the entire equity interest in each of them, representing a substantial portion of their capitalization, and we controlled the management and resolution of their assets. We have determined that certain of the CBO Entities are VIEs and that we are the primary beneficiary of each of these VIEs and have therefore continued to consolidate them. We will continue to analyze future CBO entities, as well as other investments, pursuant to the requirements of FIN 46R. These analyses require considerable judgment in determining the primary beneficiary of a VIE since they involve estimated probability weighting of subjectively determined possible cash flow scenarios. The result could be the consolidation of an entity acquired or formed in the future that would otherwise not have been consolidated or the non-consolidation of such an entity that would otherwise have been consolidated.

Valuation and Impairment of Securities

We have classified our real estate securities as available for sale. As such, they are carried at fair value with net unrealized gains or losses reported as a component of accumulated other comprehensive income. Fair value is based primarily upon broker quotations, as well as counterparty quotations, which provide valuation estimates based upon reasonable market order indications or a good faith estimate thereof. These quotations are subject to significant variability based on market conditions, such as interest rates and credit spreads. Certain of our securities are not traded in an active market and therefore have little or no price transparency, predominantly the 2006 vintage subprime securities and the residuals and retained bonds from our two subprime securitizations. As a result, we have estimated the fair value of these illiquid securities based on internal pricing models rather than broker quotations. As of December 31, 2007, approximately $378.1 million face amount of securities (or 6.8% of our total securities portfolio) was valued at $177.5 million based on our pricing models. Changes in market conditions, as well as changes in the assumptions or methodology used to determine fair value, could result in a significant increase or decrease in our book equity. For securities valued with pricing models, these inputs include the discount rate, assumptions relating to prepayments, default rates and loss severities, as well as other variables.

We must also assess whether unrealized losses on securities reflect a decline in value which is other-than-temporary and, accordingly, write the impaired security down to its value through earnings. For example, a decline in value is deemed to be other-than-temporary if it is probable that we will be unable to collect all amounts due according to the contractual terms of a security which was not impaired at acquisition, or if we do not have the ability and intent to hold a security in an unrealized loss position until its anticipated recovery (if any). Temporary declines in value generally result from changes in market factors, such as market interest rates and credit spreads, or from certain macroeconomic events, including market disruptions and supply changes, which do not directly impact our ability to collect amounts when they are contractually due. We continually evaluate the credit status of each of our securities and the collateral supporting our securities. This evaluation includes a review of the credit of the issuer of the security (if applicable), the credit rating of the security, the key terms of the security (including credit support), debt service coverage and loan to value ratios, the performance of the pool of underlying loans and the estimated value of the collateral supporting such loans, including the effect of local, industry and broader economic trends and factors. These factors include loan default expectations and loss severities, which are analyzed in connection with a particular security’s credit support, as well as prepayment rates. The result of this evaluation is considered in relation to the amount of the unrealized loss and the period elapsed since it was incurred. Significant judgment is required in this analysis.

The following table is a summary of the impairment (excluding the impairment charges related to the assets with face amounts of $255.4 million sold subsequent to December 31, 2007) for the fourth quarter of 2007 and for the year ended December 31, 2007 (dollars in thousands):

			Impairment Charge
Asset Type	Number of Securities	Face Amount	4th Quarter 2007	Year Ended 2007
2003 Subprime Securities	3	$3,341	$853	$1,868
2004 Subprime Securities	3	35,011	7,948	7,948
2005 Subprime Securities	5	23,850	13,216	13,216
2006 Subprime Securities	29	159,497	58,701	128,021
2007 Subprime Securities	2	4,725	3,067	3,067
Subprime Retained Bonds	5	61,358	13,298	13,298
Subprime Residual Interests	2	68,248	12,823	12,823
Total Subprime Related	49	356,030	109,906	180,241
CMBS – CDO	1	16,000	10,613	14,090
CMBS – Conduit	1	9,000	1,894	1,894
Total	51	$381,030	$122,413	$196,225

Revenue Recognition on Securities

Income on these securities is recognized using a level yield methodology based upon a number of cash flow assumptions that are subject to uncertainties and contingencies. Such assumptions include the rate and timing of principal and interest receipts (which may be subject to prepayments and defaults). These assumptions are updated on at least a quarterly basis to reflect changes related to a particular security, actual historical data, and market changes. These uncertainties and contingencies are difficult to predict and are subject to future events, and economic and market conditions, which may alter the assumptions. For securities acquired at a discount for credit losses, the net income recognized is based on a ‘‘loss adjusted yield’’ whereby a gross interest yield is recorded to Interest Income, offset by a provision for probable, incurred credit losses which is accrued on a periodic basis to Provision for Credit Losses. The provision is determined based on an evaluation of the credit status of securities, as described in connection with the analysis of impairment above. A rollforward of the provision, if any, is included in Note 4 to our consolidated financial statements in Part II, Item 8, ‘‘Financial Statements and Supplementary Data.’’

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

Impairment of Loans

We purchase, directly and indirectly, real estate related, commercial mortgage and residential mortgage loans, including manufactured housing loans and subprime mortgage loans, to be held for investment. We must periodically evaluate each of these loans or loan pools for possible impairment. Impairment is indicated when it is deemed probable that we will be unable to collect all amounts due according to the contractual terms of the loan, or, for loans acquired at a discount for credit losses, when it is deemed probable that we will be unable to collect as anticipated. Upon determination of impairment, we would establish a specific valuation allowance with a corresponding charge to earnings. We continually evaluate our loans receivable for impairment. Our residential mortgage loans, including manufactured housing loans, are aggregated into pools for evaluation based on like characteristics, such as loan type and acquisition date. Individual loans are evaluated based on an analysis of the borrower’s performance, the credit rating of the borrower, debt service coverage and loan to value ratios, the estimated value of the underlying collateral, the key terms of the loan, and the effect of local, industry and broader economic trends and factors. Pools of loans are also evaluated based on similar criteria, including historical and anticipated trends in defaults and loss severities for the type and seasoning of loans being evaluated. This information is used to estimate specific impairment charges on individual loans as well as provisions for estimated unidentified incurred losses on pools of loans. Significant judgment is required both in determining impairment and in estimating the resulting loss allowance.

Revenue Recognition on Loans

Income on these loans is recognized similarly to that on our securities and is subject to similar uncertainties and contingencies, which are also analyzed on at least a quarterly basis. For loans acquired at a discount for credit losses, the net income recognized is based on a ‘‘loss adjusted yield’’ whereby a gross interest yield is recorded to Interest Income, offset by a provision for probable, incurred credit losses which is accrued on a periodic basis to Provision for Credit Losses. The provision is determined based on an evaluation of the loans as described under ‘‘Impairment of Loans’’ above. A rollforward of the provision is included in Note 5 to our consolidated financial statements in Part II, Item 8, ‘‘Financial Statements and Supplementary Data.’’

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

Recent Accounting Pronouncements

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

In June 2007, Statement of Position No. 07-1, ‘‘Clarification of the Scope of the Audit and Accounting Guide — Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies’’ (‘‘SOP 07-1’’) was issued. SOP 07-1 addresses whether the accounting principles of the Audit and Accounting Guide for Investment Companies may be applied to an entity by clarifying the definition of an investment company and whether those accounting principles may be retained by a parent company in consolidation or by an investor in the application of the equity method of accounting. SOP 07-1 eliminates the previously existing exemption for REITs from being considered investment companies. We are currently evaluating the potential effect on our financial condition, liquidity and results of operations upon adoption of SOP 07-1. If we, or any of our subsidiaries, are considered an investment company under this new guidance, it would result in material changes to our financial statements. The primary change would be the recording of all of our (or our subsidiaries’) investments at fair value, with changes in fair value being recorded through the income statement. In October 2007, the FASB voted to indefinitely postpone the adoption of SOP 07-1.

In September 2006, the FASB issued SFAS No. 157, ‘‘Fair Value Measurements’’. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transects, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 applies to reporting periods beginning after November 15, 2007. We adopted SFAS 157 on January 1, 2008. To the extent they are measured at fair value, SFAS 157 did not materially change our fair value measurements for any of our existing financial statement elements. SFAS 157 did change the reported value for our derivative obligations, but this did not have a material effect on our liabilities or accumulated other comprehensive income. As a result, except as described below, the adoption of SFAS 157 did not have a material impact on our financial condition, liquidity or results of operations.

In February 2007, the FASB issued SFAS No. 159, ‘‘The Fair Value Option for Financial Assets and Financial Liabilities.’’ SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 applies to reporting periods beginning after November 15, 2007. We adopted SFAS 159 on January 1, 2008. We did not elect to measure any items at fair value pursuant to the provisions of SFAS 159. As a result, the adoption of SFAS 159 did not have a material impact on our financial condition, liquidity or results of operations.

In December 2007, the American Securitization Forum (‘‘ASF’’) issued the ‘‘Streamlined Foreclosure and Loss Avoidance Framework for Securitized Subprime Adjustable Rate Mortgage Loans’’ (the ‘‘ASF Framework’’). The ASF Framework provides guidance for servicers to streamline borrower evaluation procedures and to facilitate the use of foreclosure and loss prevention efforts in an attempt to reduce the number of U.S. subprime residential mortgage borrowers who might default in the coming year because the borrowers cannot afford to pay the increased interest rate after their variable loan rate resets. The ASF Framework is focused on U.S. subprime first-lien adjustable-rate residential mortgages that have an initial fixed interest rate period of 36 months or less, are included in securitized pools, were originated between January 1, 2005 and July 31, 2007, and have an initial interest rate reset date between January 1, 2008 and July 31, 2010.

The ASF Framework requires a borrower to meet specific conditions, primarily related to the ability of the borrower to meet the initial terms of the loan and obtain refinancing, to qualify for a fast track loan modification under which the qualifying borrower’s interest rate will be kept at the existing initial rate, generally for five years following the upcoming reset. To qualify for fast-track modification, a loan must currently be no more than 30 days delinquent and no more than 60 days delinquent in the past 12 months, have a loan-to-value ratio greater than 97%, be subject to payment increases greater than 10% upon reset, and be for the primary residence of the borrower.

In January 2008, the SEC’s Office of Chief Accountant (the ‘‘OCA’’) issued a letter (the ‘‘OCA Letter’’) addressing accounting issues that may be raised by the ASF Framework. The OCA Letter expressed the view that if a qualifying subprime loan is modified pursuant to the ASF Framework and that loan could legally be modified, the OCA will not object to the continued status of the transferee as a QSPE under SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, because it would be reasonable to conclude that defaults on such loans are ‘‘reasonably foreseeable’’ in the absence of any modification.

The servicer for Subprime Portfolios I and II may make loan modifications in accordance with the ASF Framework in 2008, but we do not expect any such modifications to have a material effect on the accounting for our subprime mortgage loans subject to call options or retained interests in the securitizations of Subprime Portfolios I and II. Furthermore, we do not expect that the ASF Framework will affect the off balance sheet treatment of the securitizations of Subprime Portfolios I and II.

In February 2008, the FASB issued FASB Staff Position No. FAS 140-3 (‘‘FSP FAS 140-3’’), ‘‘Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.’’ FSP FAS 140-3 provides guidance on accounting for a transfer of a financial asset and a repurchase financing. It presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (a linked transaction) unless certain criteria are met. If the criteria are not met, the linked transaction would be recorded as a net investment, likely as a derivative, instead of recording the purchased financial asset on a gross basis along with a repurchase financing. FSP FAS 140-3 applies to reporting periods beginning after November 15, 2008 and is only applied prospectively to transactions that occur on or after the adoption date. As a result of the prospective nature of the adoption, we do not expect the adoption of FSP FAS 140-3 to have a material impact on our financial condition, liquidity or results of operations, unless we enter into transactions of this type after January 1, 2009.

Results of Operations

We raised a significant amount of capital in offerings in each of these years, resulting in additional capital being deployed to our investments which, in turn, caused changes to our results of operations.

The following table summarizes the changes in our results of operations from year-to-year (dollars in thousands):

	Year-to-Year Increase (Decrease)		Year-to-Year Percent Change		Explanation
	2007/2006	2006/2005	2007/2006	2006/2005	2007/2006	2006/2005
Interest income	$150,545	$181,490	28.4%	52.1%	(1)	(1)
Rental income	1,812	(1,786)	37.3%	(26.9%)	(2)	(2)
Gain on sale of investments	1,058	(7,307)	8.1%	(36.0%)	(3)	(3)
Other income (loss)	(18,625)	2,657	(344.8%)	96.8%	(4)	(4)
Interest expense	102,719	147,823	27.4%	65.3%	(1)	(1)
Loss on extinguishment of debt	14,374	658	2184.5%	N/A	(5)	(5)
Property operating expense	1,709	1,442	44.9%	61.0%	(2)	(2)
Loan and security servicing expense	2,775	951	40.0%	15.9%	(1)	(1)
Provision for credit losses	956	1,017	10.1%	12.1%	(6)	(6)
Provision for losses, loans held for sale	3,198	4,127	77.5%	N/A	(7)	(7)
Other-than-temporary impairment	(202,602)	—	N/A	N/A	(8)	(8)
General and administrative expense	1,095	787	22.1%	18.9%	(9)	(9)
Management fee to affiliate	3,627	693	25.9%	5.2%	(10)	(10)
Incentive compensation to affiliate	(6,036)	4,618	(49.3%)	60.5%	(10)	(10)
Depreciation and amortization	327	444	30.1%	69.3%	(2)	(2)
Equity in earnings of unconsolidated subsidiaries, net	(578)	359	(9.7%)	6.4%	(11)	(11)
Income from continuing operations	$(193,134)	$12,853	(151.2%)	11.2%

(1)	Changes in interest income and expense are primarily due to our acquisition and disposition during these periods of interest bearing assets and related financings, as follows:

	Year-to-Year Increase
	Interest Income	Interest Expense
	2007/2006	2007/2006
Real estate security and loan portfolios (A)	$76,231	$53,497
FNMA/FHLMC securities	21,441	20,354
Other real estate related loans	18,104	5,293
Subprime mortgage loan portfolios	33,064	21,446
Credit facility and junior subordinated notes	—	(1,556)
Residential mortgage loan portfolios	8,799	5,306
Other real estate related loans (B)	(7,094)	(1,621)
	$150,545	$102,719

(A)	Represents our CBO financings and the acquisition of the related collateral in the respective years.
(B)	These loans received paydowns during the period which served to offset the amounts listed above.

	Year-to-Year Increase
	Interest Income	Interest Expense
	2006/2005	2006/2005
Real estate security and loan portfolios (A)	$68,911	$52,174
FNMA/FHLMC securities	25,738	24,695
Other real estate related loans	42,899	15,342
Subprime mortgage loan portfolios	41,478	29,671
Credit facility and junior subordinated notes	—	11,305
Manufactured housing loan portfolios (B)	17,323	11,313
Other (C)	9,375	16,908
Residential mortgage loan portfolios (D)	(6,934)	(4,557)
Other real estate related loans (D)	(17,300)	(9,028)
	$181,490	$147,823

(A)	Represents our CBO financings and the acquisition of the related collateral in the respective years.
(B)	Primarily due to the acquisition of a manufactured housing loan pool in the third quarter of 2006.
(C)	Primarily due to increasing interest rates on floating rate assets and liabilities owned during the period.
(D)	These loans received paydowns during the period which served to offset the amounts listed above.
Changes in loan and security servicing expenses are also primarily due to these acquisitions and paydowns.
(2)	These changes are primarily the result of the effect of the termination of a lease (including the acceleration of lease termination income), the inception of new leases (including the associated free rent period), foreign currency fluctuations and the acquisition of a $12.2 million portfolio of properties through foreclosure in the first quarter of 2006.
(3)	These changes are primarily a result of the volume of sales of real estate securities. Sales of real estate securities are based on a number of factors including credit, asset type and industry and can be expected to increase or decrease from time to time. Periodic fluctuations in the volume of sales of securities is dependent upon, among other things, management’s assessment of credit risk, asset concentration, portfolio balance and other factors, including the amount of unrealized gains available to be realized.
(4)	This change is primarily related to changes in the fair value of total rate of return swaps, which we treat as non-hedge derivatives and mark to market through the income statement, and in the ineffectiveness of derivatives designated as hedges. In addition, we recorded gains of $5.8 million and $5.5 million during 2007 and 2006, respectively, on derivatives used to hedge the interim financing of subprime mortgage loans held for sale, which were offset by the losses described in (7) below.
(5)	This change is due to the repayment of the debt related to the ABCP facility and the redemption of securities issued in three prior CBOs with face amounts totaling $1.4 billion, resulting in $4.7 million of cash costs, representing early termination payments, and $10.3 million of non-cash charges related to the write-off of deferred financing fees and expenses.
(6)	These increases are primarily due to the acquisition of a manufactured housing loan pool at a discount for credit quality in 2006.

(7)	This change results from the unrealized losses on the two pools of subprime mortgage loans which were considered held for sale as of June 30, 2007 and March 31, 2006, respectively, and two real estate loans that were considered held for sale at December 31, 2007. The losses recorded for the pools of subprime mortgage loans were related to changes in market interest rates and were offset by the gains described in (4) above.
(8)	This change is due to other-than-temporary impairment recorded in 2007, primarily related to subprime securities.
(9)	The changes in general and administrative expense are primarily increases as a result of increased market data services, professional fees and excise tax recorded in 2007.
(10)	The increases in management fees are a result of our increased size resulting from our equity issuances during these periods. The changes in incentive compensation are primarily a result of our increased earnings, offset by impairment charges recorded during 2007.
(11)	These changes are primarily the result of a decrease in earnings from an unconsolidated subsidiary which owns franchise loans, offset by the gain from the sale of certain franchise loans. During the periods presented, our investment in this unconsolidated subsidiary decreased due to return of capital distributions which resulted in a corresponding reduction in earnings. The change from 2005 to 2006 was the result of a small improvement in operating performance.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments, and other general business needs. Additionally, to maintain our status as a REIT under the Code, we must distribute annually at least 90% of our REIT taxable income. Our primary sources of funds for liquidity consist of net cash provided by operating activities, borrowings under loans, and the issuance of debt and equity securities when advisable. Additional sources of liquidity include investments that are readily saleable prior to their maturity. Our debt obligations are generally secured directly by our investment assets.

As described below under Debt Obligations, in February 2008, we elected to terminate our credit facility. As of the date of this Annual Report on Form 10-K, following the termination of our credit facility, management believes that its cash on hand, when combined with its cash flow provided by operations, and proceeds from the repayment or sale of investments and borrowings, is sufficient to satisfy its anticipated liquidity needs with respect to its current investment portfolio. However, we may need to seek additional capital in order to grow our investment portfolio.  During 2007, we had an effective shelf registration statement with the SEC, which allowed us to issue an unspecified amount of various types of securities, such as common tock, preferred stock, depository shares, debt securities and warrants from time to time.  This shelf registration statement has since become ineffective, and we do not currently have an effective shelf registration statement on file with the SEC. As a result, we will need to file a new registration statement with the SEC and have it deemed effective before we will be able to raise debt or equity capital through public offerings in the future, and this process may take time to complete.

We expect to meet our long term liquidity requirements, specifically the repayment of our debt obligations, through additional borrowings and the liquidation or refinancing of our assets at maturity. In this regard, we had unencumbered assets with a carrying value of approximately $202.3 million at February 25, 2008, excluding unrestricted cash of $120.0 million. We believe that the value of these assets is, and will continue to be, sufficient to repay our debt at maturity under either scenario. Our ability to meet our long term liquidity requirements relating to capital required for the growth of our investment portfolio is subject to obtaining additional equity and debt financing. Decisions by investors and lenders to enter into such transactions with us will depend upon a number of factors, such as our historical and projected financial performance, compliance with the terms of our current credit arrangements, industry and market trends, the availability of capital and our investors’ and lenders’ policies and rates applicable thereto, and the relative attractiveness of alternative investment or lending opportunities. We strive to maintain access to a broad array of capital resources in an effort to insulate our business from potential fluctuations in the availability of capital.

Our ability to execute our business strategy, particularly the growth of our investment portfolio, depends to a significant degree on our ability to obtain additional capital. Our core business strategy is dependent upon our ability to finance our real estate securities and loans and other real estate related assets with match funded debt at rates that provide a positive net spread. Currently spreads for such liabilities have widened and demand for such liabilities has become extremely limited, therefore restricting our ability to execute future financings. During 2007, this restriction was exacerbated by our having to post approximately $135 million of cash to satisfy margin requirements, thereby decreasing our cash available for investment activity.

At December 31, 2007, we had an unrestricted cash balance of $55.9 million of which $28.7 million of cash was available to invest. As of February 25, 2008, we had $120.0 million of cash available to invest. In addition, we also had $960.2 million available under various term financing facilities for certain investment categories. Our cash flow provided by operations differs from our net income due to these primary factors: (i) accretion of discount or premium on our real estate securities and loans (including the accrual of interest and fees payable at maturity), discount on our debt obligations, deferred financing costs and interest rate cap premiums, and deferred hedge gains and losses, (ii) gains and losses from sales of assets financed with CBOs, (iii) depreciation and straight-lined rental income of our operating real estate, (iv) the provision for credit losses recorded in connection with our loan assets, as well as other-than-temporary impairment on our securities, (v) unrealized gains or losses on our non-hedge derivatives, particularly our total rate of return swaps, and (vi) the non-cash charges associated with our early extinguishment of debt. Proceeds from the sale of assets which serve as collateral for our CBO financings, including gains thereon, are required to be retained in the CBO structure until the related bonds are retired and are therefore not available to fund current cash needs outside of these structures. We had $48.5 million and $75.0 million of restricted cash held in CBO financing structures pending its investment in real estate securities and loans as of December 31, 2007 and February 25, 2008, respectively.

Our match funded investments are financed long term and their credit status is continuously monitored. Therefore, these investments are expected to generate a generally stable current return, subject to limited interest rate fluctuations. See ‘‘Quantitative and Qualitative Disclosures About Market Risk — Interest Rate Exposure’’ below. Our remaining investments, generally financed with short term repurchase agreements, are also subject to refinancing risk upon the maturity of the related debt. See ‘‘Debt Obligations’’ below.

With respect to our operating real estate, we expect to incur expenditures of approximately $1.6 million relating to tenant improvements in connection with the inception of leases and capital expenditures during the year ending December 31, 2008.

With respect to one of our real estate related loans, we were committed to fund up to an additional $90.0 million at February 25, 2008, subject to certain conditions to be met by the borrowers.

As described below, under ‘‘— Interest Rate, Credit and Spread Risk,’’ we are subject to margin calls in connection with our assets financed with repurchase agreements or total rate of return swaps.

See ‘‘— Market Considerations’’ above for a further discussion of recent trends and events affecting our liquidity.

Debt Obligations

The following table presents certain information regarding our debt obligations and related hedges as of December 31, 2007 (unaudited) (dollars in thousands):

Debt Obligation/Collateral	Month Issued	Outstanding Face Amount	Carrying Value	Unhedged Weighted Average Funding Cost (1)	Final Stated Maturity	Weighted Average Funding Cost (2)	Weighted Average Maturity (Years)	Face Amount of Floating Rate Debt	Collateral Amortized Cost Basis (3)	Collateral Carrying Value (14)	Collateral Weighted Average Maturity (Years)	Face Amount of Floating Rate Collateral (3)	Aggregate Notional Amount of Current Hedges
CBO Bonds Payable (13)
Portfolio I (4)	Jul 1999	$331,228	$329,229	5.83%	Jul 2038	6.42%	1.3	$236,228	$460,821	$463,973	3.1	$—	$—
Portfolio V	Mar 2004	414,000	411,527	5.18%	Mar 2039	5.05%	4.6	382,750	448,960	404,553	4.5	202,039	177,300
Portfolio VI	Sep 2004	454,500	451,651	5.14%	Sep 2039	5.15%	5.2	442,500	500,178	439,054	4.8	230,380	208,960
Portfolio VII	Apr 2005	447,000	443,392	4.93%	Apr 2040	5.20%	6.2	439,600	472,400	398,497	5.5	195,383	242,620
Portfolio VIII	Dec 2005	442,800	439,276	4.98%	Dec 2050	5.42%	7.5	436,800	495,845	396,751	6.9	121,185	341,506
Portfolio IX	Nov 2006	807,500	806,927	5.08%	Nov 2052	5.33%	6.1	799,900	791,453	757,868	3.8	592,207	161,655
Portfolio X	May 2007	585,750	587,214	4.99%	May 2052	5.24%	5.8	585,750	807,634	800,351	2.8	609,360	91,979
Portfolio XI	Jul 2007	1,247,750	1,247,319	4.92%	Jul 2052	5.40%	7.1	1,247,750	1,331,271	1,229,206	5.2	310,842	1,003,394
		4,730,528	4,716,535			5.37%	5.9	4,571,278	5,308,562	4,890,253	4.5	2,261,396	2,227,414
Other Bonds Payable
ICH loans	Aug 1998	66,173	66,173	6.89%	Aug 2030	6.89%	0.2	—	84,417	84,417	0.3	—	—
Manufactured housing loans	Jan 2006	184,817	184,117	LIBOR + 1.25%	Jan 2009	6.10%	1.0	184,817	204,781	204,781	6.5	3,482	172,897
Manufactured housing loans	Aug 2006	298,313	296,508	LIBOR + 1.25%	Aug 2011	7.02%	2.7	298,313	325,194	325,194	5.7	56,531	295,771
		549,303	546,798			6.69%	1.8	483,130	614,392	614,392	5.3	60,013	468,668
Repurchase Agreements (5) (6)
Other real estate securities (12)	Rolling	106,026	106,026	LIBOR + 1.26%	Jan 2008	5.86%	0.1	106,026	22,970	22,970	3.1	68,807	—
Real estate related loans	Rolling	240,724	240,724	LIBOR + 0.74%	Various (9)	5.38%	0.8	240,724	311,134	311,134	1.4	311,219	—
Residential mortgage loans	Rolling	81,523	81,523	LIBOR + 0.60%	Jan 2008	5.20%	0.1	81,523	104,630	104,630	2.8	102,431	—
		428,273	428,273			5.46%	0.5	428,273	438,734	438,734	1.9	482,457	—
FNMA/FHLMC securities (7)	Rolling	1,206,089	1,206,089	LIBOR + 0.01%	Various (8)	4.83%	0.2	1,206,089	1,235,942	1,246,265	3.3	—	405,654
		1,634,362	1,634,362			5.00%	0.3	1,634,362	1,674,676	1,684,999	2.9	482,457	405,654
Corporate
Junior subordinated notes payable	Mar 2006	100,100	100,100	7.57% (10)	Apr 2036	7.71%	28.3	—	—	—	—	—	—
		100,100	100,100			7.71%	28.3	—	—	—	—	—	—
Subtotal debt obligations		7,014,293	6,997,795			5.42%	4.6	$6,688,770	$7,597,630	$7,189,644	4.3	$2,803,866	$3,101,736
Financing on subprime mortgage loans subject to future call option (11)	(11)	406,217	393,899
Total debt obligations		$7,420,510	$7,391,694

(1)	Weighted average, including floating and fixed rate classes and excluding the amortization of deferred financing costs.
(2)	Including the effect of applicable hedges.
(3)	Including restricted cash held in CBOs.
(4)	The notional amount of current hedges excludes a swap with a notional amount of $229.9 million which was de-designated as an accounting hedge at December 31, 2007.
(5)	Subject to potential mandatory prepayments based on collateral value.
(6)	The counterparties on our repurchase agreements include: Bear Stearns ($628.1 million), Lehman Brothers ($485.7 million), JP Morgan ($280.8 million), Deutsche Bank ($137.0 million), Credit Suisse ($62.8 million) and other ($40.0 million).
(7)	Aggregate notional amount of current hedges excludes swaps with an aggregate notional amount of $508.2 million which were de-designated as accounting hedges at December 31, 2007.
(8)	The longest maturity is April 2008.
(9)	The longest maturity is May 2010.
(10)	LIBOR + 2.25% after April 2016.
(11)	Issued in April 2006 and July 2007. See ‘‘— Liquidity and Capital Resources’’ below regarding the securitizations of Subprime Portfolios I and II.
(12)	Debt carrying value exceeds collateral amortized cost basis due to $98.0 million of repurchase agreements secured by investments in Newcastle’s CBO bonds, which are eliminated in consolidation.
(13)	See ‘‘— Liquidity and Capital Resources’’ below regarding the collateral composition.
(14)	Collateral carrying value represents the aggregate of (i) fair value for real estate securities (ii) amortized cost basis for loans held for investment, and (iii) restricted cash held in CBOs, all as reported in accordance with GAAP.

Our debt obligations existing at December 31, 2007 (gross of $28.8 million of discounts) have contractual maturities as follows (unaudited) (in thousands):

2008	$1,634,362
2009	184,817
2010	—
2011	298,313
2012	—
Thereafter	5,303,018
Total	$7,420,510

Certain of the debt obligations included above are obligations of our consolidated subsidiaries which own the related collateral. In some cases, including the CBO and Other Bonds Payable, such collateral is not available to other creditors of ours.

Our debt obligations contain various customary loan covenants. Such covenants do not, in management’s opinion, materially restrict our investment strategy or ability to raise capital. We are in compliance with all of our loan covenants as of December 31, 2007.

Our credit facility contained a covenant that required that we earn positive net income during each period of two consecutive fiscal quarters. As of December 31, 2007, the facility was undrawn and we were in compliance with this covenant. Because we had a net loss for the third quarter of 2007, if our net income for the fourth quarter did not sufficiently offset the third quarter net loss, we would have experienced an event of default under our credit facility. If this had occurred, we would not have been permitted to borrow under this facility, and the lender would have had the right to terminate its commitment and to require that any amounts outstanding be paid immediately. In addition, failure to cure an event of default would have resulted in a default under certain of our other non-CBO financing agreements. However, the Company had the ability to cure an event of default by terminating the facility at any time. Failure to cure an event of default would have materially negatively impacted our liquidity if we had not able to obtain alternate sources of financing.

In February 2008, prior to the tabulation of our fourth quarter 2007 results, we terminated the credit facility. The credit facility had been unused since July 2007 and the termination released a significant amount of collateral with which we have generated, and intend to continue to generate, additional liquidity – through selective asset sales or more efficient financing. As of February 25, 2008, we had $120.0 million of unrestricted cash, which we believe, along with our other sources of liquidity, is sufficient to satisfy our anticipated liquidity needs with respect to our current investment portfolio. At the date of termination, no amounts were outstanding under the credit facility (and we did not incur any material costs related to the termination); at that time, previously incurred and deferred financing costs of $0.6 million were written off. After terminating the facility, we subsequently determined that the net loss we incurred in the fourth quarter of 2007, in connection with the recording of other-than-temporary impairment, would have resulted in a breach of the above described covenant.

One class of CBO bonds, with an aggregate $323.0 million face amount, was issued subject to remarketing procedures and related agreements whereby such bonds are remarketed and sold on a periodic basis. If the bonds are not successfully remarketed and sold, the only effect on Newcastle is that the interest rate on the bonds may increase to a maximum of LIBOR +0.30%. As of December 31, 2007, the interest rate on these bonds was LIBOR +0.22%. As of January 24, 2008, the interest rate on $161.5 million face amount of these bonds reset to LIBOR +0.30% for one year.

In March 2006, we acquired a portfolio of approximately 11,300 subprime mortgage loans (‘‘Subprime Portfolio I’’) for $1.50 billion. In April 2006, Newcastle Mortgage Securities Trust 2006-1 (‘‘Securitization Trust 2006’’) closed on a securitization of Subprime Portfolio I. We do not consolidate Securitization Trust 2006. We sold Subprime Portfolio I to Securitization Trust 2006. Securitization Trust 2006 issued $1.45 billion of notes. The notes have a stated maturity of March 2036. We, as holder of the equity of Securitization Trust 2006, have the option to redeem the notes once the aggregate principal balance of Subprime Portfolio I is equal to or less than 20% of such balance at the date of the transfer. The transaction between us and Securitization Trust 2006 qualified as a sale for accounting purposes. However, 20% of the loans which are subject to a call option by us were not treated as being sold. Following the securitization, we held the following interests in Subprime Portfolio I: (i) the equity of Securitization Trust 2006, (ii) the retained notes, and (iii) subprime mortgage loans subject to call option and related financing in the amount of 100% of such loans.

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

In March 2007, we entered into an agreement to acquire a portfolio of approximately 7,300 subprime mortgage loans (‘‘Subprime Portfolio II’’) with up to $1.7 billion of unpaid principal balance. Following our due diligence review of the portfolio, we funded $1.3 billion or approximately 75% of the original commitment. The agreement between the seller and us required the seller to repurchase any delinquent loans for three months following our acquisition. In July 2007, Newcastle Mortgage Securities Trust 2007-1 (‘‘Securitization Trust 2007’’) closed on a securitization of Subprime Portfolio II. As a result of the repurchase of delinquent loans by the seller, as well as borrower repayments, the unpaid principal balance of the portfolio upon securitization was $1.1 billion. We do not consolidate Securitization Trust 2007. We sold Subprime Portfolio II to Securitization Trust 2007. Securitization Trust 2007 issued $1.0 billion of notes. The notes have a stated maturity of April 2037. We, as holder of the equity of Securitization Trust 2007, have the option to redeem the notes once the aggregate principal balance of Subprime Portfolio II is equal to or less than 10% of such balance at the date of the transfer. The transaction between us and Securitization Trust 2007 qualified as a sale for accounting purposes. However, 10% of the loans which are subject to a call option by us were not treated as being sold. Following the securitization, we held the following interests in Subprime Portfolio II: (i) the equity of Securitization Trust 2007, (ii) the retained notes, and (iii) subprime mortgage loans subject to call option and related financing in the amount of 100% of such loans.

We have no obligation to repurchase any loans from either of our subprime securitizations. Therefore, it is expected that our exposure to loss is limited to the carrying amount of our retained interests in the securitization entities, as described above. A subsidiary of Newcastle gave limited representations and warranties with respect to Subprime Portfolio II; however, it has no assets and does not have recourse to the general credit of Newcastle.

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

In June 2007, we redeemed securities issued in two prior CBOs with face amounts totaling $932.0 million. At the same time, we entered into a repurchase agreement with a major investment bank to interim finance the assets from the two redeemed CBOs. In July 2007, we completed our eleventh CBO financing to term finance a $1.4 billion portfolio of real estate related securities. The proceeds from the offering were used to redeem a CBO in July with a face amount of $444.0 million of issued securities and to repay the repurchase agreement related to the redemption of the two CDOs in June 2007. Through a consolidated subsidiary, we issued $1,288 million of investment grade notes in the offering. At closing, the investment grade notes had an initial weighted average spread over LIBOR of 0.36% and a remaining term to expected maturity of 10 years. Approximately 97% or $1,248 million, of the investment grade notes were rated AAA through AA and were sold to third parties. The remaining $40.0 million of investment grade notes, rated A, were retained by us and financed. Newcastle also retained the remaining $112.0 million of the subordinated capital structure. We incurred $4.7 million of cash expenses on non-cash charges in connection with this extinguishment of debt. In connection with this transaction, we sold $178.2 million face amount of assets. As a result, a portion of the costs incurred was offset by the gain on sale from these assets.

In August through October of 2007, we refinanced approximately $1.3 billion of debt subject to the asset backed commercial paper (ABCP) facility with repurchase agreements, having one to six month maturities with major investment banks. As a result, we recorded a non-cash expense of $3.5 million related to the write-off of deferred financing costs and other hedge related items.

In January 2008, we repurchased $16.0 million face amount of a class of CBO bond for $6.7 million. As a result, $16.0 million face amount of CBO debt was extinguished.

In January and February 2008, we sold face amounts of approximately $762.5 million of FNMA/FHLMC securities and $501.5 million of non-FNMA/FHLMC securities. Newcastle received paydowns totaling $11.6 million on these assets in 2008 until the assets were sold. Concurrent with the sales, we terminated the related interest rate swap and interest rate cap agreements which were de-designated as hedges for accounting purposes at December 31, 2007. As a result, a portion of the gain on sale from these assets was offset by the loss on the termination of the derivatives.

In January and February 2008, we repaid $758.8 million of repurchase agreements.

In February 2008, we repaid in full the debt associated with our first CBO in the amount of $331.2 million.

As of February 25, 2008, we had $120.0 million of unrestricted cash and $75.0 million of restricted cash held in CBO financing structures.

As of February 25, 2008, have the following term financing, in the form of repurchase agreements, available to draw upon with respect to certain investment categories (dollars in millions):

Month Entered	Maximum Available	Drawn	Available	Maturity
Feb 2007	$400.0	$62.8	$337.2	Rolling one year, maximum Feb 2010
Apr 2007	400.0	128.9	271.1	Rolling one year
May 2007	400.0	40.0	360.0	One year, with an option to extend for two additional years for assets being financed at the time of extension
	$1,200.0	$231.7	$968.3

The following table compares the face amount of our liabilities as of December 31, 2007 adjusted for sales through February 25, 2008 (dollars in millions):

	February 25, 2008	December 31, 2007
Recourse Financings
Real Estate Securities and Loans (1)	$471	$601
FNMA/FHLMC Securities	447	1,206
Total Recourse Financings	918	1,807
Non-Recourse Financings
CBOs and Other	4,901	5,280
Total Non-Recourse Financings	$5,819	$7,087
Recourse Financings as a Percentage of Total Financings	16%	25%

(1)	Recourse financings on our real estate securities and loans include off-balance sheet debt (in the form of total return swaps) of $93.0 million at February 25, 2008 and $172.0 million at December 31, 2007.

The following table summarizes our CBO financings as of December 31, 2007 adjusted for debt repayments through February 25, 2008 (dollars in thousands). The amounts reflect data at the CBO level which is unconsolidated and thus is different from the GAAP balance sheet due to intercompany amounts eliminated in consolidation.

	Portfolio V	Portfolio VI	Portfolio VII	Portfolio VIII	Portfolio IX	Portfolio X (7)	Portfolio XI	Total/ Weighted Average
Balance Sheet:
Asset Face Amount	$452,000	$501,033	$500,333	$528,927	$953,556	$830,060	$1,422,028	$5,187,937
Asset Amortized Cost Basis	$448,960	$500,178	$472,400	$495,845	$866,610	$821,422	$1,371,771	$4,977,186
Debt Carrying Value	411,527	451,651	443,392	459,276	806,927	637,214	1,286,264	4,496,251
Invested Equity	$37,433	$48,527	$29,008	$36,569	$59,683	$184,208	$85,507	$480,935
Collateral Composition (1):
CMBS	$257,332	$305,610	$325,733	$354,706	$195,912	$115,250	$751,004	$2,305,547
REIT Debt	87,085	85,904	45,000	70,000	61,000	—	336,370	685,359
ABS	72,541	106,609	100,954	94,468	94,124	—	216,604	685,300
Bank Loans	7,500	—	20,000	9,500	170,627	194,339	62,950	464,916
Mezzanine Loans	—	—	—	—	255,500	266,673	—	522,173
B-Notes	19,980	—	—	—	74,989	170,066	—	265,035
Whole Loans	—	—	—	—	25,000	59,881	—	84,881
CDO	—	—	—	—	76,000	14,250	36,000	126,250
Restricted Cash	7,562	2,910	8,646	253	404	9,601	19,100	48,476
Total	$452,000	$501,033	$500,333	$528,927	$953,556	$830,060	$1,422,028	$5,187,937
CBO Overview:
Effective Date	Sep-04	Feb-05	Aug-05	Jan-06	Mar-07	Jul-07	Dec-07
Reinvestment Period Ends (2)	Mar-09	Sep-09	Apr-10	Dec-10	Nov-11	May-12	Jul-12
Optional Call Date (3)	Jun-07	Dec-07	May-08	Jan-09	Dec-09	Jun-10	Aug-10
Auction Call Date (4)	Mar-14	Sep-14	Apr-15	Dec-15	Nov-16	May-17	Jul-17

Avg Debt Spread (bps)	53	45	33	38	48	39	32	40
CBO Cashflow Triggers (5)(6):
Over Collateralization
Effective Date	109.4%	110.0%	111.9%	113.4%	113.2%	116.1%	109.8%	112.0%
Current	108.6%	110.2%	111.9%	114.3%	111.9%	116.8%	109.8%	111.9%
Trigger	105.9%	107.5%	109.3%	110.9%	108.7%	108.0%	101.5%	106.5%
Interest Coverage
Current	132.7%	128.2%	125.0%	123.2%	142.8%	158.7%	117.3%	132.4%
Trigger	106.0%	106.0%	106.0%	106.0%	106.0%	103.0%	107.0%	105.8%

(1)	Collateral represents face amounts and includes Newcastle issued CDO bonds of $108.9 million and other bonds of $3 million.
(2)	Our CBO financings typically have a 5 year reinvestment period. Generally, after such period ends, principal payments on the collateral are used to paydown the most senior debt outstanding. Prior to the end of the reinvestment period, principal payment of the collateral are reinvested. Given the current market condition where credit spreads are widening, these proceeds may be potentially reinvested at credit spreads higher than initially invested. In the fourth quarter 2007, we estimated CBO principal payments of $64 million and received actual CBO principal prepayments of $155 million. For 2008, we currently estimate CBO principal payments of between $200 million and $400 million. This estimate is based on a variety factors, including historical prepayment experience, market data for future payments and other factors, which are beyond our control. Further, this calculation varies by asset class. Accordingly, actual results may differ materially from the estimated range provided.

(3)	At the option call date, Newcastle, as the equity holder, has the right to payoff the CBO bonds at their related redemption price. The funds needed to pay the debt could be raised either through a sale or refinancing of the collateral.
(4)	At the auction call date, there is a mandatory auction of the assets. If the prices are sufficient to pay off the outstanding CBO bonds, the assets will be sold and the CBO bonds will be redeemed.
(5)	Data as of the December 2007 remittance date and may have changed subsequent to that date.
(6)	Each of our CBO financings contains tests which measure the amount of over collateralization and excess interest in the transaction. Failure to satisfy these tests would result in principal and/or interest cashflow that would otherwise be distributed to more junior classes of securities (including those held by Newcastle) to be redirected to pay down the most senior class of securities outstanding until the tests are satisfied.
(7)	$74.8 million face amount of the bonds issued in Portfolio X are financed with repurchase agreements. Refer to ‘‘Debt Obligations’’ above.

Other

We have entered into total rate of return swaps with major investment banks to finance certain loans whereby we receive the sum of all interest, fees and any positive change in value amounts (the total return cash flows) from a reference asset with a specified notional amount, and pay interest on such notional plus any negative change in value amounts from such asset. These agreements are recorded in Derivative Assets or Liabilities (as applicable) and treated as non-hedge derivatives for accounting purposes and are therefore marked to market through income. Net interest received is recorded to Interest Income and the mark to market is recorded to Other Income. If we owned the reference assets directly, they would not be marked to market through income. Under the agreements, we are required to post an initial margin deposit to an interest bearing account and additional margin may be payable in the event of a decline in value of the reference asset. Any margin on deposit, less any negative change in value amounts, will be returned to us upon termination of the contract.

As of December 31, 2007 we held an aggregate of $252.7 million notional amount of total rate of return swaps on 8 reference assets, including an unfunded asset with a notional amount of $38.1 million, on which we had deposited $43.9 million of margin. These total rate of return swaps had an aggregate fair value of approximately ($8.8 million), a weighted average receive interest rate of LIBOR +2.77%, a weighted average pay interest rate of LIBOR +0.59%, and a weighted average swap maturity of 0.5 years.

Stockholders’ Equity

Common Stock

The following table presents information on shares of our common stock issued since our formation.

Year	Shares Issued	Range of Issue Prices per Share (1)	Net Proceeds (millions)	Options Granted to Manager
Formation	16,488,517	N/A	N/A	N/A
2002	7,000,000	$13.00	$80.0	700,000
2003	7,886,316	$20.35 – $22.85	$163.4	788,227
2004	8,484,648	$26.30 – $31.40	$224.3	837,500
2005	4,053,928	$29.60	$108.2	330,000
2006	1,800,408	$29.42	$51.2	170,000
2007	7,065,362	$27.75 – $31.30	$201.3	698,000
December 31, 2007	52,779,179

(1)	Excludes prices of shares issued pursuant to the exercise of options and of shares issued to our independent directors.

Through December 31, 2007, our manager had assigned, for no value, options to purchase approximately 1.4 million shares of our common stock to certain of our manager’s employees, of which approximately 0.4 million had been exercised. In addition, our manager had exercised 0.7 million of its options.

As of December 31, 2007, our outstanding options had a weighted average strike price of $27.04 and were summarized as follows:

Held by our manager	1,457,222
Issued to our manager and subsequently assigned to certain of our manager’s employees	1,027,387
Held by directors and former directors	14,000
Total	2,498,609

Preferred Stock

In March 2003, we issued 2.5 million shares ($62.5 million face amount), of 9.75% Series B Cumulative Redeemable Preferred Stock (the ‘‘Series B Preferred’’). In October 2005, we issued 1.6 million shares ($40.0 million face amount) of 8.05% Series C Cumulative Redeemable Preferred Stock (the ‘‘Series C Preferred’’). In March 2007, we issued 2.0 million shares ($50.0 million face amount) of 8.375% Series D Cumulative Redeemable Preferred Stock (the ‘‘Series D Preferred’’). The Series B Preferred, Series C Preferred and Series D Preferred have a $25 liquidation preference, no maturity date and no mandatory redemption. We have the option to redeem the Series B Preferred beginning in March 2008, the Series C Preferred beginning in October 2010 and the Series D Preferred beginning in March 2012. If the Series C Preferred and Series D Preferred cease to be listed on the NYSE or the AMEX, or quoted on the NASDAQ, and we are not subject to the reporting requirements of the Exchange Act, we have the option to redeem the Series C Preferred or Series D Preferred, as applicable, at their face amount and, during such time any shares of Series C Preferred or Series D Preferred are outstanding, the dividend will increase to 9.05% or 9.375% per annum, respectively.

Other Comprehensive Income

During the year ended December 31, 2007, our accumulated other comprehensive income changed due to the following factors (in thousands):

Accumulated other comprehensive income, December 31, 2006	$75,984
Net unrealized (loss) on securities	(429,897)
Reclassification of net realized (gain) on securities into earnings	(20,830)
Foreign currency translation	3,019
Net unrealized (loss) on derivatives designated as cash flow hedges	(133,004)
Reclassification of net realized loss on derivatives designated as cash flow hedges into earnings	2,212
Accumulated other comprehensive (loss), December 31, 2007	$(502,516)

Our book equity changes as our real estate securities portfolio and derivatives are marked to market each quarter, among other factors. The primary causes of mark to market changes are changes in interest rates and credit spreads. During the year, sharply widening credit spreads and decreasing interest rates have resulted in a net decrease in unrealized gains on our real estate securities and derivatives, resulting in net unrealized losses. While such an environment resulted in a decrease in the fair value of our existing securities portfolio and, therefore, reduced our book equity and ability to realize gains on such existing securities, it did not directly affect our current cash flow or our ability to pay dividends.

See ‘‘— Market Considerations’’ above for a further discussion of recent trends and events affecting our unrealized gains and losses as well as our liquidity.

Common Dividends Paid

Declared for the Period Ended	Paid	Amount Per Share
March 31, 2005	April 2005	$0.625
June 30, 2005	July 2005	$0.625
September 30, 2005	October 2005	$0.625
December 31, 2005	January 2006	$0.625
March 31, 2006	April 2006	$0.625
June 30, 2006	July 2006	$0.650
September 30, 2006	October 2006	$0.650
December 31, 2006	January 2007	$0.690
March 31, 2007	April 2007	$0.690
June 30, 2007	July 2007	$0.720
September 30, 2007	October 2007	$0.720
December 31, 2007	January 2008	$0.720

Cash Flow

Net cash flow provided by (used in) operating activities decreased from $16.3 million for the year ended December 31, 2006 to ($6.5) million for the year ended December 31, 2007. It decreased from $98.8 million for the year ended December 31, 2005 to $16.3 million for the year ended December 31, 2006. These changes primarily resulted from the acquisition and settlement of our investments as described above. The decreases in operating cash in 2007 and 2006 are primarily the result of the purchase of loans held for sale through securitizations, which is classified as an operating activity although the net cash out flows relating to the securitizations represent an investment in the securitization vehicles.

Investing activities provided (used) $34.0 million, ($2.0) billion and ($1.3) billion during the years ended December 31, 2007, 2006 and 2005, respectively. Investing activities consisted primarily of the investments made in real estate securities and loans, net of proceeds from the sale or settlement of investments.

Financing activities provided $23.1 million, $1.9 billion and $1.2 billion during the years ended December 31, 2007, 2006 and 2005, respectively. The equity issuances, borrowings and debt issuances described above served as the primary sources of cash flow from financing activities. Offsetting uses included the payment of related deferred financing costs, the purchase of hedging instruments, the payment of dividends, and the repayment of debt as described above.

See the consolidated statements of cash flows in our consolidated financial statements included in ‘‘Financial Statements and Supplementary Data’’ for a reconciliation of our cash position for the periods described herein.

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

Second, changes in the level of interest rates also affect the yields required by the marketplace on debt. Increasing interest rates would reduce the value of the fixed rate assets we hold at the time because higher required yields result in lower prices on existing fixed rate assets in order to adjust their yield upward to meet the market.

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

We believe, based on our due diligence process, that these assets offer attractive risk-adjusted returns with long term principal protection under a variety of default and loss scenarios. We further minimize credit risk by actively monitoring our asset portfolio and the underlying credit quality of our holdings and, where appropriate, repositioning our investments to upgrade their credit quality. In the event of a significant rising interest rate environment and/or economic downturn, loan and collateral defaults may increase and result in credit losses that would adversely affect our liquidity and operating results. As described above in ‘‘— Market Considerations’’ and elsewhere in this quarterly report, adverse market and credit conditions have resulted in our recording of other-than-temporary impairment in certain securities, predominantly subprime securities.

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

Margin

Certain of our investments are financed through repurchase agreements or total rate of return swaps which are subject to margin calls based on the value of such investments. Margin calls resulting from decreases in value related to rising interest rates are substantially offset by our ability to make margin calls on our interest rate derivatives. We seek to maintain adequate cash reserves or other sources of available financing to meet any margin calls resulting from decreases in value related to a reasonably possible (in the opinion of management) widening of credit spreads.

For a further discussion of these risks, see ‘‘Quantitative and Qualitative Disclosures About Market Risk’’ below.

Statistics

Newcastle’s $8.3 billion investment portfolio consists primarily of commercial, residential and corporate debt. The following describes our investment portfolio at December 31, 2007 and adjusted for assets sold through February 25, 2008 (dollars in tables in millions). It excludes subprime mortgage loans subject to call option of $406.2 million and operating real estate of $40.4 million at December 31, 2007.

	Outstanding Face Amount December 31, 2007	Assets Sold Through February 25, 2008 (1)	Adjusted Face Amount (1)	Percentage of Adjusted Face Amount	Number of Investments	Credit (2)	Weighted Average Life (years)
Commercial
CMBS (3)	$2,529	$248	$2,281	32.9%	258	BBB−	5.7
Mezzanine Loans (4)	823	3	820	11.8%	23	68%	1.9
B-Notes (4)	398	8	390	5.6%	13	63%	1.7
Whole Loans (4)	115	25	90	1.3%	4	77%	1.4
Investment in Joint Ventures	21	—	21	0.3%	2	NR	—
Total Commercial Assets	3,886	284	3,602	51.9%			4.3
Residential
Manufactured Housing and Residential Mortgage Loans	645	—	645	9.3%	16,012	696	5.5
Subprime Securities (5)	586	—	586	8.4%	122	BB+	3.7
Subprime Residual/ Retained Securities (6)	145	—	145	2.1%	8	BB+	6.2
Real Estate ABS	106	—	106	1.5%	26	BBB	5.1
Total Residential Assets	1,482	—	1,482	21.3%			4.8
Corporate
REIT Debt	921	254	667	9.6%	67	BBB−	5.6
Corporate Bank Loans	662	9	653	9.4%	14	B	3.1
Total Corporate Assets	1,583	263	1,320	19.0%			4.4
Other Assets
FNMA/FHLMC	1,229	770	459	6.6%	15	AAA	3.3
ICH Loans	85	—	85	1.2%	46	NR	0.3
Total Other Assets	1,314	770	544	7.8%			3.1
TOTAL	$8,265	$1,317	$6,948	100.0%			4.2

The loans underlying our real estate securities with face amounts of $4.2 billion were diversified by industry as follows at February 25, 2008:

Industry	% of Adjusted Face Amount
Residential	19.8%
Office	17.5%
Retail	18.1%
Subprime Residential	17.2%
Lodging	7.3%
Cell Tower	6.3%
Health Care	4.9%
Diversified	3.3%
Industrial	2.1%
Other	3.5%

(1)	Unaudited.

(2)	Credit represents weighted average rating for rated assets, LTV for non-rated commercial assets, FICO score for non-rated residential assets and implied AAA for FNMA/FHLMC securities.

(3)	The following table summarizes our CMBS portfolio ($ in millions):

Deal Vintage (A)	Average Rating	Number	Adjusted Face Amount	Percentage of Adjusted Face Amount	Delinquency 60+/FC/REO (B)	Weighted Average Current Credit Enhancement	Weighted Average Life
Pre 2004	BBB+	82	$443	19.4%	0.8%	12.8%	4.6
2004	BBB−	59	436	19.1%	0.1%	5.2%	6.0
2005	BB+	50	586	25.7%	0.2%	4.2%	6.7
2006	BBB−	36	449	19.7%	0.0%	5.4%	4.1
2007	BBB	31	367	16.1%	0.0%	7.3%	6.8
Total	BBB−	258	$2,281	100.0%	0.2%	6.8%	5.7

(A)	The year in which the securities were issued.
(B)	The percentage of underlying loans that are 60+ days delinquent, or in foreclosure or considered real estate owned (REO).
(4)	The following table summarizes the loan-to-value ratios on our mezzanine loans, B-notes and whole loan portfolio:

	Mezzanine	B-Note	Whole Loan	Total
Adjusted Face Amount	$819,603	$390,130	$89,935	$1,299,668
Number	23	13	4	40
Weighted Average First $ Loan to Value	57.0%	46.8%	12.6%	50.9%
Weighted Average Last $ Loan to Value	68.0%	63.4%	77.4%	67.3%
Delinquency	0.0%	0.0%	0.0%	0.0%
(5)	The following table illustrates the exposure by vintage in our subprime securities portfolio as of December 31, 2007:

	Collateral Characteristics					Security Characteristics
Deal Vintage (A)	Deal Age (months)	Collateral Factor (B)	Delinquency (C)	3 month CRR (D)	Cumulative Losses to Date	Weighted Average Rating	Number of Securities	Adjusted Face Amount (E)	Adjusted GAAP Basis	Principal Subordination (F)	Excess Spread
2003	52	0.14	10.0%	18.9%	2.1%	A	16	$42,066	$40,236	23.0%	1.7%
2004	42	0.18	13.3%	22.0%	1.3%	A−	30	176,018	167,263	16.5%	2.0%
2005	29	0.38	18.8%	27.8%	1.3%	BBB	44	200,752	186,605	14.8%	2.9%
2006	17	0.72	18.6%	17.2%	0.8%	CCC	29	159,497	22,303	4.0%	2.6%
2007	9	0.91	9.4%	9.4%	0.0%	BBB−	3	7,750	4,384	10.3%	2.4%
Total	31	0.40	16.3%	22.3%	1.2%	BB+	122	$586,083	$420,791	12.9%	2.4%

(A)	The year in which the securities were issued.
(B)	The ratio of original unpaid principal balance of loans still outstanding.
(C)	The percentage of underlying loans that are 90+ days delinquent, or in foreclosure or considered real estate owned (REO).
(D)	Three month average constant voluntary prepayment rate.
(E)	Excludes subprime retained securities and residual interests of $144.6 million.
(F)	The percentage of the outstanding face amount of securities and residual interests that is subordinate to our investments.
(6)	Represents $76.4 million and $68.2 million of face amount of retained bonds and residual interests, respectively, in the securitizations of Subprime Portfolios I and II.

Off-Balance Sheet Arrangements

As of December 31, 2007, we had two material off-balance sheet arrangements. We believe that these off-balance sheet structures presented the most efficient and least expensive form of financing for these assets at the time they were entered, and represented the most common market-accepted method for financing such assets.

•	In April 2006, we securitized Subprime Portfolio I. The loans were sold to a securitization trust, of which 80% were treated as a sale, which is an off-balance sheet financing as described in ‘‘— Liquidity and Capital Resources.’’

•	In July 2007, we securitized Subprime Portfolio II. The loans were sold to a securitization trust, of which 90% were treated as a sale, which is an off-balance sheet financing as described in ‘‘— Liquidity and Capital Resources.’’

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

•	We are party to total rate of return swaps which are treated as non-hedge derivatives. For further information on these investments, see ‘‘— Liquidity and Capital Resources.’’

•	We have made investments in four unconsolidated subsidiaries. See Note 3 to our consolidated financial statements in ‘‘Financial Statements and Supplementary Data.’’

In each case, our exposure to loss is limited to the carrying (fair) value of our investment, except for the total rate of return swaps where our exposure to loss is limited to their fair value plus their notional amount.

Contractual Obligations

As of December 31, 2007, we had the following material contractual obligations (payments in thousands):

Contract	Terms
CBO bonds payable	Described under ‘‘Quantitative and Qualitative Disclosures About Market Risk’’
Other bonds payable	Described under ‘‘Quantitative and Qualitative Disclosures About Market Risk’’
Repurchase agreements	Described under ‘‘Quantitative and Qualitative Disclosures About Market Risk’’
Credit facility	Described under ‘‘Quantitative and Qualitative Disclosures About Market Risk’’
Junior subordinated notes payable	Described under ‘‘Quantitative and Qualitative Disclosures About Market Risk’’
Interest rate swaps, treated as hedges	Described under Part II, Item 7A, ‘‘Quantitative and Qualitative Disclosures About Market Risk’’

Contract	Terms
Non-hedge derivative obligations	Described under Part II, Item 7A, ‘‘Quantitative and Qualitative Disclosures About Market Risk’’
CBO backstop agreements	In connection with the remarketing procedure described above, a backstop agreement was created whereby a third party financial institution is required to purchase the $323.0 million face amount of bonds at the end of any remarketing period if such bonds could not be resold in the market by the remarketing agent. We pay an annual fee of 0.15% of the outstanding face amount of such bonds under this agreement.
CBO remarketing agreements	In connection with the remarketing procedures, the remarketing agent is paid an annual fee of 0.05% of the outstanding face amount of the bonds under the remarketing agreements.
Subprime loan securitization	We entered into the securitization of Subprime Portfolios I and II as described under ‘‘Liquidity and Capital Resources.’’
Loan servicing agreements	We are a party to servicing agreements with respect to our residential mortgage loans, including manufactured housing loans and subprime mortgage loans, and our ICH loans. We pay annual fees generally equal to 0.38% of the outstanding face amount of the residential mortgage loans, 1.00% and 0.625% of the outstanding face amount of the two portfolios of manufactured housing loans, respectively, and approximately 0.11% of the outstanding face amount of the ICH loans under these agreements. We also pay an incentive fee for one of the portfolios of manufactured housing loans if the performance of the loans meets certain thresholds. Our subprime loans are held off balance sheet.
Trustee agreements	We have entered into trustee agreements in connection with our securitized investments, primarily our CBOs. We pay annual fees of between 0.015% and 0.020% of the outstanding face amount of the CBO bonds under these agreements.
Management agreement	Our manager is paid an annual management fee of 1.5% of our gross equity, as defined, an expense reimbursement, and incentive compensation equal to 25% of our FFO above a certain threshold. For more information on this agreement, as well as historical amounts earned, see Note 10 to our audited consolidated financial statements under Part II, Item 8, ‘‘Financial Statements and Supplementary Data.’’

	Fixed and Determinable Payments Due by Period (1)
Contract	2008	2009 – 2010	2011 – 2012	Thereafter	Total
CBO bonds payable	$244,934	$489,868	$486,080	$13,072,772	$14,293,654
Other bonds payable	32,822	229,739	320,124	146,721	729,406
Repurchase agreements (2)	1,594,362	45,510	—	—	1,639,872
Financing of subprime mortgage loans subject to future repurchase (3)	(3)	(3)	(3)	(3)	(3)
Junior subordinated notes payable	7,582	15,163	15,163	162,409	200,317
Interest rate swaps, treated as hedges	*	*	*	*	*
Non-hedge derivative obligations	*	*	*	*	*
CBO backstop agreements	*	*	*	*	*
CBO remarketing agreements	*	*	*	*	*
Subprime loan securitization	*	*	*	*	*
Loan servicing agreements	*	*	*	*	*
Trustee agreements	*	*	*	*	*
Management agreement	*	*	*	*	*
Total	$1,879,700	$780,280	$821,367	$13,381,902	$16,863,249

(1)	Includes interest based on rates existing at December 31, 2007 and assuming no prepayments. Obligations that are repayable prior to maturity at the option of Newcastle are reflected at their contractual maturity dates.
(2)	Repurchase agreements maturing within one year of our financial statement date are included in this table assuming no interest.
(3)	These obligations represent the related financing on the loans which are subject to future repurchase by Newcastle and are offset by the amount of such loans. See Note 5 to our audited consolidated financial statements under Part II, Item 8, ‘‘Financial Statements and Supplementary Data’’.
*	These contracts do not have fixed and determinable payments.

Inflation

We believe that our risk of increases in market interest rates on our floating rate debt as a result of inflation is largely offset by our use of match funding and hedging instruments as described above. See Part II, Item 7A, ‘‘Quantitative and Qualitative Disclosure About Market Risk — Interest Rate Exposure’’ below.

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

Funds from Operations (FFO) is calculated as follows (unaudited) (in thousands):

	For the Year Ended December 31,
	2007	2006	2005
Income (loss) applicable to common stockholders	$(78,097)	$118,609	$110,271
Operating real estate depreciation	1,121	812	702
Accumulated depreciation on operating real estate sold	—	—	(6,942)
Funds from operations (FFO)	$(76,976)	$119,421	$104,031

Funds from operations was derived from our segments as follows (unaudited) (in thousands):

	Book Equity December 31, 2007	Average Invested Common Equity for the Year Ended December 31, 2007 (2)	FFO for the Year Ended December 31, 2007	Return on Invested Common Equity (3) for the Year Ended December 31,
				2007	2006	2005
Real estate securities and real estate related loans	$863,530	$1,025,974	$(45,944)	(4.5)%	16.2%	17.9%
Residential mortgage loans	135,809	135,889	16,651	12.3%	19.6%	9.1%
Operating real estate	51,922	50,280	3,339	6.6%	8.3%	3.5%
Unallocated (1)	(247,620)	(262,251)	(51,022)	N/A	N/A	N/A
Total (2)	803,641	$949,892	$(76,976)	(8.1)%	14.9%	13.4%
Preferred stock	152,500
Accumulated depreciation	(6,000)
Accumulated other comprehensive income (loss)	(502,516)
Net book equity	$447,625

(1)	Unallocated FFO represents ($10.2 million) of interest expense, ($12.6 million) of preferred dividends and ($28.2 million) of corporate general and administrative expense, management fees and incentive compensation.
(2)	Invested common equity is equal to book equity excluding preferred stock, accumulated depreciation and accumulated other comprehensive income.
(3)	FFO divided by average invested common equity.

As a result of the effect of other-than-temporary impairment on our FFO, we expect that there will be no incentive compensation payable to our manager for an indeterminate amount of time.

Related Party Transactions

In November 2003, we and a private investment fund managed by an affiliate of our manager co-invested and each indirectly own an approximately 38% interest in a limited liability company that acquired a pool of franchise loans from a third party financial institution. In December 2007, we closed on a sale of a pool of loans in the joint venture. Our investment in this entity, reflected as an investment in an unconsolidated subsidiary on our consolidated balance sheet, was approximately $11.0 million at December 31, 2007, of which $9.3 million represented our share of such investee’s cash balance. The remaining approximately 24% interest in the limited liability company is owned by the above referenced third party financial institution.

In March 2004, we and a private investment fund managed by an affiliate of our manager co-invested and each indirectly own an approximately 49% interest in two limited liability companies that have acquired, in a sale-leaseback transaction, a portfolio of convenience and retail gas stores from a public company. This investment was financed with nonrecourse debt at the limited liability company level and our investment in this entity, reflected as an investment in an unconsolidated subsidiary on our consolidated balance sheet, was approximately $13.4 million at December 31, 2007. In March 2005, the property management agreement related to these properties was transferred to an affiliate of our manager from a third party servicer; our allocable portion of the related fees, approximately $20,000 per year for three years, was not changed.

In January 2005, we entered into a servicing agreement with a portfolio company of a private equity fund advised by an affiliate of our manager for them to service a portfolio of manufactured housing loans, which was acquired at the same time. As compensation under the servicing agreement, the portfolio company will receive, on a monthly basis, a net servicing fee equal to 1.00% per annum on the unpaid principal balance of the loans being serviced. In January 2006, we closed on a new term financing of this portfolio. In connection with this term financing, we renewed our servicing agreement at the same terms. The outstanding unpaid principal balance of this portfolio was approximately $215.2 million at December 31, 2007.

In April 2006, we securitized Subprime Portfolio I and, through Securitization Trust 2006, entered into a servicing agreement with a subprime home equity mortgage lender (the ‘‘Subprime Servicer’’) to service this portfolio. In July 2006, private equity funds managed by an affiliate of our manager completed the acquisition of the Subprime Servicer. As compensation under the servicing agreement, the Subprime Servicer will receive, on a monthly basis, a net servicing fee equal to 0.50% per annum on the unpaid principal balance of the portfolio. In March 2007, we, through Securitization Trust 2007, entered into a servicing agreement with the Subprime Servicer to service Subprime Portfolio II under substantially the same terms. The outstanding unpaid principal balances of Subprime Portfolios I and II were approximately $898.5 million and $1.0 billion at December 31, 2007, respectively.

In August 2006, we acquired a portfolio of manufactured housing loans. The loans are being serviced by a portfolio company of a private equity fund advised by an affiliate of our manager. As compensation under the servicing agreement, the servicer will receive, on a monthly basis, a net servicing fee equal to 0.625% per annum on the unpaid principal balance of the portfolio plus an incentive fee if the performance of the loans meets certain thresholds. The outstanding unpaid principal balance of this portfolio was approximately $326.9 million at December 31, 2007.

In September 2006, we were co-lenders with two private investment funds managed by an affiliate of our manager in a new real estate related loan. The loan is secured by a first mortgage interest on a parcel of land in Arizona. We own a 20% interest in the loan and the private investment funds own an 80% interest in the loan. Major decisions require the unanimous approval of the holders of interests in the loan, while other decisions require the approval of a majority of holders of interests in the loan. In October 2006, we and the private investment funds sold, on a pro-rata basis, a $125.0 million senior participation interest in the loan to an unaffiliated third party, resulting in us owning a 20% interest in the junior participation interest in the loan. Our investment in this loan was approximately $30.0 million at December 31, 2007.

As of December 31, 2007, we held on our balance sheet total investments of $225.3 million face amount of real estate securities and related loans issued by affiliates of our manager, and $125.2 million face amount of real estate loans issued by affiliates of our manager financed under total rate of return swaps, and earned approximately $20.1 million, $18.5 million and $13.7 million of interest on such investments for the years ended December 31, 2007, 2006 and 2005, respectively.

In each instance described above, affiliates of our manager have an investment in the applicable affiliated fund and receive from the fund, in addition to management fees, incentive compensation if the fund’s aggregate investment returns exceed certain thresholds.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the exposure to loss resulting from changes in interest rates, credit spreads, foreign currency exchange rates, commodity prices and equity prices. The primary market risks that we are exposed to are interest rate risk and credit spread risk. These risks are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. All of our market risk sensitive assets, liabilities and derivative positions are for non-trading purposes only. For a further understanding of how market risk may effect our financial position or operating results, please refer to ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations — Application of Critical Accounting Policies’’ and ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations — Interest Rate, Credit and Spread Risk.’’

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

As of February 25, 2008, a 100 basis point increase in short term interest rates would increase our earnings by approximately $4.3 million per annum, assuming a static portfolio of current investments and financings.

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

As of February 25, 2008, a 100 basis point change in short term interest rates would impact our net book value by approximately $19.3 million, assuming a static portfolio of current investments and financings.

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

Similarly, an interest rate cap or floor agreement is a contract in which we purchase a cap or floor contract on a notional face amount. We will make an up-front payment to the counterparty for which the counterparty agrees to make future payments to us should the reference rate (typically one- or three-month LIBOR) rise above (cap agreements) or fall below (floor agreements) the ‘‘strike’’ rate specified in the contract. Should the reference rate rise strike rate in a floor, we will earn floor income. Payments on an annualized basis will equal the contractual notional face amount multiplied by the difference between the actual reference rate and the contracted strike rate.

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

As of February 25, 2008, a 25 basis point movement in credit spreads would impact our net book value by approximately $33.4 million, assuming a static portfolio of current investments and financings, but would not directly affect our earnings or cash flow.

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

Margin

Certain of our investments are financed through repurchase agreements or total return swaps which are subject to margin calls based on the value of such investments. Margin calls resulting from decreases in value related to rising interest rates are substantially offset by our ability to make margin calls on our interest rate derivatives. We seek to maintain adequate cash reserves and other sources of available financing to meet any margin calls resulting from decreases in value related to a reasonably possible (in the opinion of management) widening of credit spreads.

Fair Value

Fair values for a majority of our investments are readily obtainable through broker quotations. For certain of our financial instruments, fair values are not readily available since there are no active trading markets as characterized by current exchanges between willing parties or due to market conditions. Accordingly, fair values can only be derived or estimated for these instruments using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated future cash flows is inherently subjective and imprecise. We note that minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values, and that the fair values reflected below are indicative of the interest rate and credit spread environments as of December 31, 2007 and do not take into consideration the effects of subsequent interest rate or credit spread fluctuations.

We note that the values of our investments in real estate securities, loans and derivative instruments are sensitive to changes in market interest rates, credit spreads and other market factors. The value of these investments can vary, and has varied, materially from period to period.

Trends

See ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Considerations’’ for a further discussion of recent trends and events affecting our liquidity, unrealized gains and losses.

Interest Rate and Credit Spread Risk

We held the following interest rate and credit spread risk sensitive instruments at December 31, 2007 (in thousands):

	December 31, 2007					December 31, 2006
	Principal Balance or Notional Amount	Carrying Value	Fair Value	Weighted Average Yield/Funding Cost	Maturity Date	Carrying Value	Fair Value
Assets:
Real estate securities, available for sale (1)	$5,516,347	$4,835,884	$4,835,884	6.46%	(1)	$5,581,228	$5,581,228
Real estate related loans (2)	1,867,724	1,856,978	1,768,570	8.24%	(2)	1,568,916	1,571,412
Residential mortgage loans (3)	644,556	634,605	631,327	8.11%	(3)	809,097	829,980
Subprime mortgage loans subject to call option (4)	406,217	393,899	393,899	(4)	(4)	288,202	288,202
Interest rate caps, treated as hedges	—	—	—	N/A	N/A	1,262	1,262
Total rate of return swaps (5)	252,691	(8,807)	(8,807)	N/A	(5)	1,288	1,288
Liabilities:
CBO bonds payable (6)	4,730,528	4,716,535	4,075,149	5.37%	(6)	4,313,824	4,369,540
Other bonds payable (7)	549,303	546,798	539,128	6.69%	(7)	675,844	676,512
Notes payable	—	—	—	N/A	Repaid	128,866	128,866
Repurchase agreements (8)	1,634,362	1,634,362	1,633,285	5.00%	(8)	760,346	760,346
Repurchase agreements subject to ABCP facility	—	—	—	N/A	Repaid	1,143,749	1,143,749
Financing of subprime mortgage loans subject to call option (4)	406,217	393,899	393,899	(4)	(4)	288,202	288,202
Credit facility	—	—	—	N/A	Terminated	93,800	93,800
Junior subordinated notes payable (9)	100,100	100,100	88,863	7.71%	(10)	100,100	101,629
Interest rate swaps, treated as hedges (10)	3,101,736	112,693	112,693	N/A	(11)	(42,887)	(42,887)
Non-hedge derivatives (11)	1,115,513	7,897	7,897	N/A	(12)	360	360

For further information regarding the impact of prepayment, reinvestment and expected loss factors on the timing of realization of our investments, please refer to ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations — Application of Critical Accounting Policies’’ and the financial statements included in this Form 10-K.

(1)	These securities contain various terms, including fixed and floating rates, self-amortizing and interest only. Their weighted average maturity is 4.7 years. The fair value of these securities is estimated by obtaining third party broker quotations, if available and practicable, counterparty quotations, and pricing models. A face amount of approximately $378.1 million of securities was valued at $177.5 million using pricing models. Inputs for the pricing models include discounts rates, assumptions for prepayments, defaults, and loss severities, as well as other variables.
(2)	Represents the following loans:

Loan Type	Outstanding Face Amount	Carrying Value	Weighted Avg. Yield	Weighted Average Maturity (Years)	Floating Rate Loans as a % of Carrying Value	Fair Value
Mezzanine Loans	$805,460	$801,678	8.44%	1.9	88.0%	$760,461
Corporate Bank Loans	464,916	460,622	7.99%	3.6	100.0%	430,062
B-Notes	397,897	396,477	7.70%	1.8	83.3%	381,793
Whole Loans	114,935	113,784	10.28%	1.4	100.0%	111,836
ICH Loans	84,516	84,417	7.57%	0.3	0.0%	84,418
	$1,867,724	$1,856,978	8.24%	2.2	86.7%	$1,768,570

The ICH loans were valued by discounting expected future cash flows by a rate derived by applying an applicable spread over the benchmark rate. The rest of the loans were valued by obtaining third party broker quotations, if available and practicable, and counterparty quotations.
(3)	This aggregate portfolio of residential loans consists of a portfolio of floating rate residential mortgage loans and two portfolios of substantially fixed rate manufactured housing loans. The $102.4 million portfolio of residential mortgage loans has a weighted average maturity of 2.8 years. The $542.1 million portfolios of manufactured housing loans have a weighted average maturity of 6.1 years. These loans were valued by discounting expected future flows based on current market interest rates and credit spreads.
(4)	These two items, related to the securitization of subprime mortgage loans, are equal and offsetting. See ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources’’ for further discussion of these items.
(5)	Represents total rate of return swaps which are treated as non-hedge derivatives. The fair value of these agreements, which is included in Derivative Assets or Liabilities (as applicable – a negative amount represents a liability), is estimated by obtaining counterparty quotations. See ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources’’ for a further discussion of these swaps.
(6)	These bonds were valued based on broker quotations, representing the discounted expected future cash flows at a yield which reflects current market interest rates and credit spreads. The weighted average maturity of the CBO bonds payable is 5.9 years. The CBO bonds payable amortize principal prior to maturity based on collateral receipts, subject to reinvestment requirements.
(7)	The ICH bonds amortize principal prior to maturity based on collateral receipts and have a weighted average maturity of 0.2 years. The manufactured housing loan bonds amortize principal prior to maturity based on collateral receipts and have a weighted average maturity of 2.0 years. These bonds were valued by discounting expected future cash flows by a rate calculated based on current market conditions for comparable financial instruments, including market interest rates and credit spreads.
(8)	The repurchase agreements have a weighted average maturity of 0.3 years. These agreements were valued by reference to current market interest rates and credit spreads.
(9)	These notes have a weighted average maturity of 28.3 years. These notes were valued by discounting expected future cash flows by a rate calculated based on current market conditions for comparable financial instruments, including market interest rates and credit spreads.
(10)	Represents current swap agreements as follows:

Year of Maturity	Weighted Average Maturity	Aggregate Notional Amount	Weighted Average Fixed Pay Rate	Aggregate Fair Value
Agreements which receive 1-Month LIBOR:
2010	Jun 2010	$39,763	4.71%	$782
2011	Jul 2011	315,845	5.21%	10,763
2012	Mar 2012	142,025	5.09%	4,181
2014	Oct 2014	17,700	5.10%	736
2015	Oct 2015	1,377,286	5.26%	63,285
2016	Apr 2016	648,823	5.17%	24,251
2017	Aug 2017	174,034	5.24%	8,977
Agreements which receive 3-Month LIBOR:
2011	Feb 2011	32,000	5.08%	1,079
2014	Jun 2014	354,260	4.20%	(1,361)
		$3,101,736		$112,693

The fair value of these agreements is estimated by obtaining counterparty quotations. A positive fair value represents a liability. We have recorded $1,678 million of gross interest rate swap assets and $114,371 million of liabilities.
(11)	These are two essentially offsetting interest rate caps and two essentially offsetting interest rate swaps, each with notional amounts of $32.5 million, and an interest rate cap with a notional balance of $17.5 million. In addition, there is an interest rate swap and interest rate cap related to a CBO each with a notional amount of $229.9 million and the swaps related to the financing of FNMA/FHLMA securities which were de-designated as hedges for accounting purposes. The maturity date of the purchased swap is July 2009; the maturity date of the sold swap is July 2014, the maturity date of the $32.5 million caps is July 2038, the maturity date of the $17.5 million cap is July 2009 and the longest maturity date for the swaps de-designated as accounting hedges is April 2012. The fair value of these agreements is estimated by obtaining counterparty quotations. A positive fair value represents a liability; therefore we have a net non-hedge derivative liability.

Item 8.    Financial Statements and Supplementary Data.

Index to Financial Statements:

Report of Independent Registered Public Accounting Firm

Report on Internal Control Over Financial Reporting of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2007 and December 31, 2006

Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Cash Flow for the years ended December 31, 2007, 2006 and 2005

Notes to Consolidated Financial Statements

All schedules have been omitted because either the required information is included in our consolidated financial statements and notes thereto or it is not applicable.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Newcastle Investment Corp.

We have audited the accompanying consolidated balance sheets of Newcastle Investment Corp. and subsidiaries (the ‘‘Company’’) as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flow for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, NY
February 27, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Newcastle Investment Corp.

We have audited Newcastle Investment Corp.’s (the ‘‘Company’s’’) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flow for each of the three years in the period ended December 31, 2007 of the Company and our report dated February 27, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, NY
February 27, 2008

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	December 31,
	2007	2006
Assets
Real estate securities, available for sale – Note 4	$4,835,884	$5,581,228
Real estate related loans, net – Note 5	1,856,978	1,568,916
Residential mortgage loans, net – Note 5	634,605	809,097
Subprime mortgage loans subject to call option – Note 5	393,899	288,202
Investments in unconsolidated subsidiaries – Note 3	24,477	22,868
Operating real estate, net – Note 6	34,399	29,626
Cash and cash equivalents	55,916	5,371
Restricted cash	133,126	184,169
Derivative assets – Note 7	4,114	62,884
Receivables and other assets	64,372	52,031
	$8,037,770	$8,604,392
Liabilities and Stockholders’ Equity
Liabilities
CBO bonds payable – Note 8	$4,716,535	$4,313,824
Other bonds payable – Note 8	546,798	675,844
Notes payable – Note 8	—	128,866
Repurchase agreements – Note 8	1,634,362	760,346
Repurchase agreements subject to ABCP facility – Note 8	—	1,143,749
Financing of subprime mortgage loans subject to call option – Notes 5 and 8	393,899	288,202
Credit facility – Note 8	—	93,800
Junior subordinated notes payable (security for trust preferred) – Note 8	100,100	100,100
Derivative liabilities – Note 7	133,510	17,715
Dividends payable	40,251	33,095
Due to affiliates – Note 10	7,741	13,465
Accrued expenses and other liabilities	16,949	33,406
	7,590,145	7,602,412
Commitments and contingencies – Notes 9, 10 and 11
Stockholders’ Equity
Redeemable preferred stock, $.01 par value, 100,000,000 shares authorized, Preferred stock, $0.01 par value, 100,000,000 shares authorized, 2,500,000 shares of 9.75% Series B Cumulative Redeemable Preferred Stock, 1,600,000 shares of 8.05% Series C Cumulative Redeemable Preferred Stock, and 2,000,000 shares of 8.375% series D Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, issued and outstanding (Series D issued in 2007)	152,500	102,500
Common stock, $0.01 par value, 500,000,000 shares authorized, 52,779,179 and 45,713,817 shares issued and outstanding at December 31, 2007 and 2006, respectively	528	457
Additional paid-in capital	1,033,326	833,887
Dividends in excess of earnings – Note 2	(236,213)	(10,848)
Accumulated other comprehensive income (loss) – Note 2	(502,516)	75,984
	447,625	1,001,980
	$8,037,770	$8,604,392

See notes to consolidated financial statements.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share data)

	Year Ended December 31,
	2007	2006	2005
Revenues
Interest income	$680,551	$530,006	$348,516
Rental income	6,673	4,861	6,647
Gain on sale of investments, net	14,056	12,998	20,305
Other income (loss), net	(13,223)	5,402	2,745
	688,057	553,267	378,213
Expenses
Interest expense	476,988	374,269	226,446
Loss on extinguishment of debt – Note 8	15,032	658	—
Property operating expense	5,514	3,805	2,363
Loan and security servicing expense	9,719	6,944	5,993
Provision for credit losses – Note 5	10,394	9,438	8,421
Provision for losses, loans held for sale – Note 5	7,325	4,127	—
General and administrative expense	6,041	4,946	4,159
Management fee to affiliate – Note 10	17,645	14,018	13,325
Incentive compensation to affiliate – Note 10	6,209	12,245	7,627
Depreciation and amortization	1,412	1,085	641
	556,279	431,535	268,975
Income before other gains (losses)	131,778	121,732	109,238
Other Gains (Losses)
Other-than-temporary-impairment – Note 4	(202,602)	—	—
Income (loss) before equity in earnings of unconsolidated subsidiaries	(70,824)	121,732	109,238
Equity in earnings of unconsolidated subsidiaries – Note 3	5,390	5,968	5,930
Income taxes on related taxable subsidiaries – Note 12	—	—	(321)
Income (loss) from continuing operations	(65,434)	127,700	114,847
Income (loss) from discontinued operations – Note 6	(23)	223	2,108
Net Income (Loss)	(65,457)	127,923	116,955
Preferred dividends	(12,640)	(9,314)	(6,684)
Income (Loss) Applicable To Common Stockholders	$(78,097)	$118,609	$110,271
Net Income (Loss) Per Share of Common Stock
Basic	$(1.52)	$2.68	$2.53
Diluted	$(1.52)	$2.67	$2.51
Income (loss) from continuing operations per share of common stock, after preferred dividends
Basic	$(1.52)	$2.67	$2.48
Diluted	$(1.52)	$2.67	$2.46
Income (loss) from discontinued operations per share of common stock
Basic	$(0.00)	$0.01	$0.05
Diluted	$(0.00)	$0.00	$0.05
Weighted Average Number of Shares of Common Stock Outstanding
Basic	51,369,486	44,268,575	43,671,517
Diluted	51,369,486	44,417,113	43,985,642
Dividends Declared per Share of Common Stock	$2.850	$2.615	$2.500

See notes to consolidated financial statements.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

	Preferred Stock		Common Stock		Additional Paid in Capital	Dividends in Excess of Earnings	Accumulated Other Comp. Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Stockholders’ equity – December 31, 2006	4,100,000	$102,500	45,713,817	$457	$833,887	$(10,848)	$75,984	$1,001,980
Dividends declared	—	—	—	—	—	(159,908)	—	(159,908)
Issuance of common stock	—	—	6,980,000	70	199,707	—	—	199,777
Issuance of common stock to directors	—	—	2,164	—	60	—	—	60
Exercise of common stock options	—	—	83,198	1	1,442	—	—	1,443
Issuance of preferred stock	2,000,000	50,000	—	—	(1,770)	—	—	48,230
Comprehensive income:
Net income (loss)	—	—	—	—	—	(65,457)	—	(65,457)
Net unrealized (loss) on securities	—	—	—	—	—	—	(429,897)	(429,897)
Reclassification of net realized (gain) on securities into earnings	—	—	—	—	—	—	(20,830)	(20,830)
Foreign currency translation	—	—	—	—	—	—	3,019	3,019
Net unrealized (loss) on derivatives designated as cash flow hedges	—	—	—	—	—	—	(133,004)	(133,004)
Reclassification of net realized loss on derivatives designated cash flow hedges into earnings	—	—	—	—	—	—	2,212	2,212
Total comprehensive (loss)								(643,957)
Stockholders’ equity – December 31, 2007	6,100,000	$152,500	52,779,179	$528	$1,033,326	$(236,213)	$(502,516)	$447,625
Stockholders’ equity – December 31, 2005	4,100,000	$102,500	43,913,409	$439	$782,735	$(13,235)	$45,564	$918,003
Dividends declared	—	—	—	—	—	(125,536)	—	(125,536)
Issuance of common stock	—	—	1,700,000	17	49,376	—	—	49,393
Issuance of common stock to directors	—	—	2,408	—	60	—	—	60
Exercise of common stock options	—	—	98,000	1	1,716	—	—	1,717
Comprehensive income:
Net income	—	—	—	—	—	127,923	—	127,923
Net unrealized (loss) on securities	—	—	—	—	—	—	26,242	26,242
Reclassification of net realized (gain) on securities into earnings	—	—	—	—	—	—	(282)	(282)
Foreign currency translation	—	—	—	—	—	—	(26)	(26)
Net unrealized gain on derivatives designated as cash flow hedges	—	—	—	—	—	—	7,773	7,773
Reclassification of net realized (gain) on derivatives designated cash flow hedges into earnings	—	—	—	—	—	—	(3,287)	(3,287)
Total comprehensive income								158,343
Stockholders’ equity – December 31, 2006	4,100,000	$102,500	45,713,817	$457	$833,887	$(10,848)	$75,984	$1,001,980
Continued on next page.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 and 2005
(dollars in thousands)

	Preferred Stock		Common Stock		Additional Paid in Capital	Dividends in Excess of Earnings	Accumulated Other Comp. Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Stockholders’ equity – December 31, 2004	2,500,000	$62,500	39,859,481	$399	$676,015	$(13,969)	$71,770	$796,715
Dividends declared	—	—	—	—	—	(116,221)	—	(116,221)
Issuance of common stock	—	—	3,300,000	33	96,449	—	—	96,482
Issuance of common stock to directors	—	—	2,008	—	67	—	—	67
Exercise of common stock options	—	—	751,920	7	11,687	—	—	11,694
Issuance of preferred stock	1,600,000	40,000	—	—	(1,483)	—	—	38,517
Comprehensive income:
Net income	—	—	—	—	—	116,955	—	116,955
Net unrealized (loss) on securities	—	—	—	—	—	—	(67,077)	(67,077)
Reclassification of net realized (gain) on securities into earnings	—	—	—	—	—	—	(16,015)	(16,015)
Foreign currency translation	—	—	—	—	—	—	(1,089)	(1,089)
Reclassification of net realized foreign currency translation into earnings	—	—	—	—	—	—	(626)	(626)
Net unrealized gain on derivatives designated as cash flow hedges	—	—	—	—	—	—	56,426	56,426
Reclassification of net realized loss on derivatives designated as cash flow hedges into earnings	—	—	—	—	—	—	2,175	2,175
Total comprehensive income								90,749
Stockholders’ equity – December 31, 2005	4,100,000	$102,500	43,913,409	$439	$782,735	$(13,235)	$45,564	$918,003

See notes to consolidated financial statements.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW
(dollars in thousands)

	Year Ended December 31,
	2007	2006	2005
Cash Flows From Operating Activities
Net income (loss)	$(65,457)	$127,923	$116,955
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities (inclusive of amounts related to discontinued operations)
Depreciation and amortization	1,412	1,085	818
Accretion of discount and other amortization	(26,709)	(15,365)	(2,645)
Equity in earnings of unconsolidated subsidiaries	(5,390)	(5,968)	(5,930)
Distributions of earnings from unconsolidated subsidiaries	3,286	5,968	5,930
Deferred rent	234	(1,274)	(2,539)
Gain on sale of investments	(14,218)	(13,359)	(20,811)
Unrealized (gain) loss on non-hedge derivatives and hedge ineffectiveness	14,586	(4,284)	(2,839)
Loss on extinguishment of debt – Note 8	10,278	—	—
Provision for credit losses – Note 5	10,723	9,438	8,421
Provision for losses, loans held for sale – Note 5	7,325	4,127	—
Other-than-temporary impairment – Note 4	202,602	—	—
Purchase of loans held for sale – Note 5	(1,089,202)	(1,511,086)	—
Sale of loans held for sale – Note 5	969,747	1,411,530	—
Non-cash directors’ compensation	60	60	67
Change in:
Restricted cash	(2,106)	1,400	(7,980)
Receivables and other assets	(10,879)	(8,985)	218
Due to affiliates	(5,724)	4,682	(180)
Accrued expenses and other liabilities	(7,078)	10,430	9,278
Net cash provided by (used in) operating activities	(6,510)	16,322	98,763
Cash Flows From Investing Activities
Purchase of real estate securities	(448,684)	(1,295,067)	(1,463,581)
Proceeds from sale of real estate securities	237,892	318,007	60,254
Deposit on real estate securities (treated as a derivative)	—	—	(57,149)
Purchase of and advances on loans	(941,045)	(1,643,062)	(584,270)
Proceeds from settlement of loans	29,197	24,750	1,901
Repayments of loan and security principal	1,169,032	579,166	698,002
Margin received on derivative instruments	98,744	50,701	—
Margin deposited on derivative instruments	(129,757)	(50,799)	—
Margin deposits on total rate of return swaps (treated as derivative instruments)	(60,085)	(55,922)	(53,518)
Return of margin deposits on total rate of return swaps (treated as derivative instruments)	63,941	81,619	—
Proceeds from termination of derivative instruments	26,807	16,426	1,338
Proceeds from sale of derivative instruments into securitization trusts – Note 5	—	5,623	—
Payments on settlement of derivative instruments	—	—	(1,112)
Purchase and improvement of operating real estate	(2,964)	(1,585)	(182)
Proceeds from sale of operating real estate	—	—	52,333
Contributions to unconsolidated subsidiaries	(379)	(125)	—
Distributions of capital from unconsolidated subsidiaries	874	7,210	11,277
Payment of deferred transaction costs	—	—	(39)
Change in restricted cash from investment in new CBOs	(9,601)	—	—
Net cash provided by (used in) investing activities	33,972	(1,963,058)	(1,334,746)

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW
(dollars in thousands)

	Year Ended December 31,
	2007	2006	2005
Cash Flows From Financing Activities
Issuance of CBO bonds payable	1,835,071	807,464	880,570
Repayments of CBO bonds payable	(1,443,138)	(18,889)	(10,241)
Issuance of other bonds payable	—	631,988	246,547
Repayments of other bonds payable	(130,587)	(305,428)	(114,780)
Repayments of notes payable	(128,866)	(131,575)	(391,559)
Borrowings under repurchase agreements	4,951,437	3,953,324	815,840
Repayments of repurchase agreements	(4,077,421)	(4,241,181)	(258,257)
Margin deposits under repurchase agreement	(5,457)	—	—
Issuance of repurchase agreements subject to ABCP facility	247,409	1,143,749	—
Repayments of repurchase agreements subject to ABCP facility	(1,391,158)	—	—
Draws under credit facility	382,800	570,400	62,000
Repayments of credit facility	(476,600)	(496,600)	(42,000)
Issuance of junior subordinated notes payable	—	100,100	—
Issuance of common stock	200,165	50,014	97,680
Costs related to issuance of common stock	(358)	(581)	(1,198)
Exercise of common stock options	1,443	1,717	11,694
Issuance of preferred stock	50,000	—	40,000
Costs related to issuance of preferred stock	(1,770)	—	(1,483)
Dividends paid	(152,752)	(121,493)	(113,097)
Payment of deferred financing costs	(2,273)	(12,177)	(2,369)
Change in restricted cash from refinancing of CBO	165,138	—	—
Net cash provided by financing activities	23,083	1,930,832	1,219,347
Net Increase (Decrease) in Cash and Cash Equivalents	50,545	(15,904)	(16,636)
Cash and Cash Equivalents, Beginning of Period	5,371	21,275	37,911
Cash and Cash Equivalents, End of Period	$55,916	$5,371	$21,275
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest expense	$447,212	$335,545	$213,070
Cash paid during the period for income taxes	$—	$244	$448
Supplemental Schedule of Non-cash Investing and Financing Activities
Common stock dividends declared but not paid	$38,001	$31,543	$27,446
Preferred stock dividends declared but not paid	$2,250	$1,552	$1,606
Deposits used in acquisition of real estate securities (treated as derivatives)	$—	$—	$82,334
Foreclosure of loans	$285	$14,780	$—
Acquisition and financing of loans subject to call option	$102,381	$286,315	$—
Retained bonds and equity in securitization	$81,677	$96,058	$—

See notes to consolidated financial statements.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 and 2005
(dollars in tables in thousands, except per share data)

1.	ORGANIZATION

Newcastle Investment Corp. (and its subsidiaries, ‘‘Newcastle’’) is a Maryland corporation that was formed in 2002. Newcastle conducts its business through three primary segments: (i) real estate securities and real estate related loans, (ii) residential mortgage loans, and (iii) operating real estate.

The following table presents information on shares of Newcastle’s common stock issued subsequent to its formation:

Year	Shares Issued	Range of Issue Prices (1)	Net Proceeds (millions)
Formation	16,488,517	N/A	N/A
2002	7,000,000	$13.00	$80.0
2003	7,886,316	$20.35 – $22.85	$163.4
2004	8,484,648	$26.30 – $31.40	$224.3
2005	4,053,928	$29.60	$108.2
2006	1,800,408	$29.42	$51.2
2007	7,065,362	$27.75 – $31.30	$201.3
December 31, 2007	52,779,179

(1)	Excludes prices of shares issued pursuant to the exercise of options and of shares issued to our independent directors.

Newcastle is organized and conducts its operations to qualify as a real estate investment trust (‘‘REIT’’) under the Internal Revenue Code of 1986, as amended (the ‘‘Code’’). As such, Newcastle will generally not be subject to U.S. federal corporate income tax on that portion of its net income that is distributed to stockholders if it distributes at least 90% of its REIT taxable income to its stockholders by prescribed dates and complies with various other requirements.

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

Approximately 5.1 million shares of Newcastle’s common stock were held by the Manager, through its affiliates, and principals of Fortress at December 31, 2007. In addition, the Manager, through its affiliates, held options to purchase approximately 1.5 million shares of Newcastle’s common stock at December 31, 2007.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL

Basis of Accounting   —    The accompanying consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (‘‘GAAP’’). The consolidated financial statements include the accounts of Newcastle and its consolidated subsidiaries. All significant intercompany transactions and balances have been eliminated. Newcastle consolidates those entities in which it has an investment of 50% or more and has control over significant operating, financial and investing decisions of the entity.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 and 2005
(dollars in tables in thousands, except per share data)

Financial Accounting Standards Board Interpretation (‘‘FIN’’) No. 46R ‘‘Consolidation of Variable Interest Entities’’ clarified the methodology for determining whether an entity is a variable interest entity (‘‘VIE’’) and the methodology for assessing who is the primary beneficiary of a VIE. VIEs are defined as entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. A VIE is required to be consolidated by its primary beneficiary, and only its primary beneficiary, which is defined as the party who will absorb a majority of the VIE’s expected losses or receive a majority of the expected residual returns as a result of holding variable interests. The application of FIN 46R did not result in a change in Newcastle’s accounting for any entities. Newcastle’s CBO subsidiaries are considered VIEs of which Newcastle is the primary beneficiary.

For entities over which Newcastle exercises significant influence, but which do not meet the requirements for consolidation, Newcastle uses the equity method of accounting whereby it records its share of the underlying income of such entities. Newcastle owns an equity method investment in two limited liability companies (Note 3) which are investment companies and therefore maintain their financial records on a fair value basis. Newcastle has retained such accounting relative to its investments in such companies pursuant to the Emerging Issues Task Force (‘‘EITF’’) Issue No. 85-12 ‘‘Retention of Specialized Accounting for Investments in Consolidation.’’ In addition, Newcastle owns (or owned) equity method investments in two entities which issued trust preferred securities and asset backed commercial paper (Note 8).

Risks and Uncertainties — In the normal course of business, Newcastle encounters primarily two significant types of economic risk: credit and market. Credit risk is the risk of default on Newcastle’s securities, loans, derivatives, and leases that results from a borrower’s, derivative counterparty’s or lessee’s inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of investments in securities, loans and derivatives or in real estate due to changes in interest rates, spreads or other market factors, including the value of the collateral underlying loans and securities and the valuation of real estate held by Newcastle. Management believes that the carrying values of its investments are reasonable taking into consideration these risks along with estimated collateral values, payment histories, and other borrower information.

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

Comprehensive Income — Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances, excluding those resulting from investments by and distributions to owners. For Newcastle’s purposes, comprehensive income represents net income, as presented in the statements of operations, adjusted for unrealized gains or losses on securities available for sale and derivatives designated

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 and 2005
(dollars in tables in thousands, except per share data)

as cash flow hedges and net foreign currency translation adjustments. The following table summarizes Newcastle’s accumulated other comprehensive income:

	December 31,
	2007	2006
Net unrealized gains (losses) on securities	$(407,986)	$42,742
Net unrealized gains (losses) on derivatives designated as cash flow hedges	(99,567)	31,224
Net foreign currency translation adjustments	5,037	2,018
Accumulated other comprehensive income (loss)	$(502,516)	$75,984

REVENUE RECOGNITION

Real Estate Securities and Loans Receivable — Newcastle invests in securities, including commercial mortgage backed securities, senior unsecured debt issued by property REITS, real estate related asset backed securities and FNMA/FHLMC securities. Newcastle also invests in loans, including real estate related loans, commercial mortgage loans, residential mortgage loans, manufactured housing loans and subprime mortgage loans. Newcastle determines at acquisition whether loans will be aggregated into pools based on common risk characteristics (credit quality, loan type, and date of origination or acquisition); loans aggregated into pools are accounted for as if each pool were a single loan. Loans receivable are presented in the consolidated balance sheet net of any unamortized discount (or gross of any unamortized premium) and an allowance for loan losses. Discounts or premiums are accreted into interest income on an effective yield or ‘‘interest’’ method, based upon a comparison of actual and expected cash flows, through the expected maturity date of the security or loan. Depending on the nature of the investment, changes to expected cash flows may result in a prospective change to yield or a retrospective change which would include a catch up adjustment. For loans acquired at a discount for credit quality, the difference between contractual cash flows and expected cash flows at acquisition is not accreted (nonaccretable difference). Interest income with respect to non-discounted securities or loans is recognized on an accrual basis. Deferred fees and costs, if any, are recognized as interest income over the terms of the securities or loans using the interest method. Upon settlement of securities and loans, the excess (or deficiency) of net proceeds over the net carrying value of such security or loan is recognized as a gain (or loss) in the period of settlement. Interest income includes prepayment penalties received of $2.3 million, $5.9 million and $3.2 million in 2007, 2006, 2005, respectively.

Impairment of Securities and Loans — Newcastle continually evaluates securities and loans for impairment. This evaluation includes the following, as applicable: (i) review of the credit of the issuer or the borrower, (ii) review of the credit rating of the security, (iii) review of the key terms of the security or loan, (iv) review of the performance of the loan or underlying loans, including debt service coverage and loan to value ratios, (v) analysis of the value of the collateral for the loan or underlying loans, (vi) analysis of the effect of local, industry and broader economic factors, and (vii) analysis of historical and anticipated trends in defaults and loss severities for similar loans. Securities and loans are considered to be impaired, for financial reporting purposes, when it is probable that Newcastle will be unable to collect all principal or interest when due according to the contractual terms of the original agreements, or, for securities or loans purchased at a discount for credit quality or that represent beneficial interests in securitizations, when Newcastle determines that it is probable that it will be unable to collect as anticipated. In

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 and 2005
(dollars in tables in thousands, except per share data)

addition, for securities recorded as ‘‘available for sale,’’ a write down to fair value is recorded when a decline in value below cost basis is deemed to be ‘‘other-than-temporary.’’ For loans purchased at a discount for credit quality, if Newcastle determines that it is probable that it will collect more than previously anticipated, the yield accrued on such loan or security is adjusted upward, on a prospective basis. Upon determination of impairment, Newcastle establishes specific valuation allowances for loans or records a direct write down for securities based on the estimated fair value of the underlying collateral using a discounted cash flow analysis or based on an observable market value. Newcastle also establishes allowances for estimated unidentified incurred losses on pools of loans. The allowance for each security or loan is maintained at a level believed adequate by management to absorb probable losses, based on periodic reviews of actual and expected losses. It is Newcastle’s policy to establish an allowance for uncollectible interest on performing securities or loans that are past due more than 90 days or sooner when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. Upon such a determination, those loans are deemed to be non-performing. Actual losses may differ from Newcastle’s estimate. Subsequent to a determination of impairment, and a related write down, income is accrued on an effective yield method from the new carrying value to the related expected cash flows, with cash received treated as a reduction of basis.

Gain on Sale of Investments, Net and Other Income (Loss), Net   —   These items are comprised of the following:

	Year-Ended December 31,
	2007	2006	2005
Gain on sale of investments, net
Gain on sale of real estate securities	$20,545	$9,168	$24,014
Loss on sale of real estate securities	(6,390)	(2,114)	(3,371)
Realized gain (loss) of termination of derivative instruments	(222)	5,973	(338)
Other gain (loss)	123	(29)	—
	$14,056	$12,998	$20,305
Other income (loss), net
Unrealized gain (loss) on total rate of return swaps	$(9,716)	$(1,315)	$2,101
Unrealized gain (loss) on non-hedge derivative instruments	6,059	6,178	976
Unrealized gain (loss) recognized at de-designation	(9,239)	—	—
Hedge ineffectiveness	(1,468)	24	164
Realized gain (loss) on CBO warehouse	—	—	(677)
Other income (loss)	1,141	515	181
	$(13,223)	$5,402	$2,745

EXPENSE RECOGNITION

Interest Expense — Newcastle finances its investments using both fixed and floating rate debt, including securitizations, loans, repurchase agreements, and other financing vehicles. Certain of this debt has been issued at discounts. Discounts are accreted into interest expense on the interest method through the expected maturity date of the financing.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 and 2005
(dollars in tables in thousands, except per share data)

Deferred Costs and Interest Rate Cap Premiums — Deferred costs consist primarily of costs incurred in obtaining financing which are amortized into interest expense over the term of such financing using the interest method. Interest rate cap premiums, which are included in Derivative Assets, are amortized as described below.

Derivatives and Hedging Activities — All derivatives are recognized as either assets or liabilities on the balance sheet and measured at fair value. Fair value adjustments affect either stockholders’ equity or net income depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity. For those derivative instruments that are designated and qualify as hedging instruments, Newcastle designates the hedging instrument, based upon the exposure being hedged, as either a cash flow hedge, a fair value hedge or a hedge of a net investment in a foreign operation.

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

Description of the risks being hedged

1)	Interest rate risk, existing debt obligations — Newcastle generally hedges the risk of interest rate fluctuations with respect to its borrowings, regardless of the form of such borrowings, which require payments based on a variable interest rate index. Newcastle generally intends to hedge only the risk related to changes in the benchmark interest rate (LIBOR or a Treasury rate). In order to reduce such risks, Newcastle may enter into swap agreements whereby Newcastle would receive floating rate payments in exchange for fixed rate payments, effectively converting the borrowing to fixed rate. Newcastle may also enter into cap agreements whereby, in exchange for a premium, Newcastle would be reimbursed for interest paid in excess of a certain cap rate.

2)	Interest rate risk, anticipated transactions — Newcastle may hedge the aggregate risk of interest rate fluctuations with respect to anticipated transactions, primarily anticipated borrowings. The primary risk involved in an anticipated borrowing is that interest rates may increase between the date the transaction becomes probable and the date of consummation. Newcastle generally intends to hedge only the risk related to changes in the benchmark interest rate (LIBOR or a Treasury rate). This is generally accomplished through the use of interest rate swaps.

3)	Interest rate risk, fair value of investments — Newcastle occasionally hedges the fair value of investments acquired outside of its warehouse agreements (Note 4) prior to such investments being included in a CBO financing (Note 8). The primary risk involved

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 and 2005
(dollars in tables in thousands, except per share data)

is the risk that the fair value of such an investment will change between the acquisition date and the date the terms of the related financing are ‘‘locked in.’’ Newcastle generally intends to hedge only the risk related to changes in the benchmark interest rate (LIBOR or a Treasury rate). This is generally accomplished through the use of interest rate swaps.

Cash flow hedges

To qualify for cash flow hedge accounting, interest rate swaps and caps must meet certain criteria, including (1) the items to be hedged expose Newcastle to interest rate risk, (2) the interest rate swaps or caps are highly effective in reducing Newcastle’s exposure to interest rate risk, and (3) with respect to an anticipated transaction, such transaction is probable. Correlation and effectiveness are periodically assessed based upon a comparison of the relative changes in the fair values or cash flows of the interest rate swaps and caps and the items being hedged or using regression analysis on an ongoing basis to assess retrospective and prospective hedge effectiveness.

For derivative instruments that are designated and qualify as a cash flow hedge (i.e. hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss, and net payments received or made, on the derivative instrument are reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in current earnings during the period of change. The premiums paid for interest rate caps, treated as cash flow hedges, are amortized into interest expense based on the estimated value of such cap for each period covered by such cap.

With respect to interest rate swaps which have been designated as hedges of anticipated financings, periodic net payments are recognized currently as adjustments to interest expense; any gain or loss from fluctuations in the fair value of the interest rate swaps is recorded as a deferred hedge gain or loss in accumulated other comprehensive income and treated as a component of the anticipated transaction. In the event the anticipated refinancing failed to occur as expected, the deferred hedge credit or charge would be recognized immediately in income. Newcastle’s hedges of such financings were terminated upon the consummation of such financings.

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

Non-Hedge Derivatives

With respect to interest rate swaps and caps that have not been designated as hedges, any net payments under, or fluctuations in the fair value of, such swaps and caps have been recognized currently in Other Income.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 and 2005
(dollars in tables in thousands, except per share data)

Classification

Newcastle’s derivatives are recorded on its balance sheet as follows:

	December 31,
	2007	2006
Derivative Assets
Interest rate caps (A)	$—	$1,262
Interest rate swaps (A)	1,627	59,551
Total rate of return swaps	—	1,288
Non-hedge derivatives (B)	2,487	783
	$4,114	$62,884
Derivative Liabilities
Interest rate swaps (A)	$114,357	$16,664
Interest (receivable) payable	(99)	(92)
Total rate of return swaps	8,807	—
Non-hedge derivatives (B)	10,445	1,143
	$133,510	$17,715

(A) Treated as hedges
(B) Interest rate swaps and caps

The following table summarizes financial information related to derivatives (excluding the total rate of return swaps, which are reported separately):

	December 31,
	2007	2006
Cash flow hedges
Notional amount
Interest rate cap agreements	$—	$334,971
Interest rate swap agreements	3,101,736	3,937,544
Deferred hedge gain (loss) related to anticipated financings, net of amortization	1,026	(1,585)
Deferred hedge gain (loss) related to dedesignation, net of amortization	6,450	(2,554)
Expected reclassification of deferred hedges from AOCI into earnings over the next 12 months	2,806	(1,251)
Expected reclassification of current hedges from AOCI into earnings over the next 12 months	(29,588)	18,887
Fair value hedges
Notional amount	—	5,575
Non-hedge Derivatives
Notional amount of interest rate cap and swap agreements	1,115,513	147,500

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 and 2005
(dollars in tables in thousands, except per share data)

The following table summarizes gains (losses) recorded in relation to derivatives (excluding the total rate of return swaps, which are reported separately):

	Year Ended December 31,
	2007	2006	2005
Cash flow hedges
Gain (loss) on the ineffective portion	$(1,662)	$49	$164
Gain (loss) immediately recognized at dedesignation	(9,315)	5,133	342
Fair value hedges
Gain (loss) on the effective portion (A)	168	(333)	7
Gain (loss) on the ineffective portion	(48)	(22)	—
Non-hedge derivatives gain (loss)	6,059	6,178	976

(A)	Offset by the unrealized gain (loss) on the associated hedged items which is recognized in earnings.

Newcastle’s derivative financial instruments contain credit risk to the extent that its bank counterparties may be unable to meet the terms of the agreements. Newcastle minimizes such risk by limiting its counterparties to highly rated major financial institutions with good credit ratings. In addition, the potential risk of loss with any one party resulting from this type of credit risk is monitored. Management does not expect any material losses as a result of default by other parties. Newcastle does not require collateral; however, Newcastle does call margin from its counterparties when applicable. Newcastle’s major swap counterparties include Bank of America, Bear Stearns, Deutsche Bank and other major investment banks.

Management Fees and Incentive Compensation to Affiliate — These represent amounts due to the Manager pursuant to the Management Agreement. For further information on the Management Agreement, see Note 10.

BALANCE SHEET MEASUREMENT

Investment in Real Estate Securities — Newcastle has classified its investments in securities as available for sale. Securities available for sale are carried at market value with the net unrealized gains or losses reported as a separate component of accumulated other comprehensive income. At disposition, the net realized gain or loss is determined on the basis of the cost of the specific investments and is included in earnings. Unrealized losses on securities are charged to earnings if they reflect a decline in value that is other-than-temporary. A decline in value is considered other-than-temporary if either (a) it is deemed probable that Newcastle will be unable to collect all amounts anticipated to be collected at acquisition, or (b) Newcastle does not have the ability and intent to hold such investment until a forecasted market price recovery.

Investment in Loans — Loans receivable are presented net of any unamortized discount (or gross of any unamortized premium), including any fees received, and an allowance for loan losses. Substantially all of Newcastle’s loans receivable are classified as held for investment. Loans which Newcastle has the intent and ability to sell in the foreseeable future are considered held-for-sale and are carried at the lower of amortized cost or market value.

Investment in Operating Real Estate — Operating real estate is recorded at cost less accumulated depreciation. Depreciation is computed on a straight-line basis. Buildings are depreciated over 40 years. Major improvements are capitalized and depreciated over their estimated useful lives. Fees and costs incurred in the successful negotiation of leases are deferred and amortized on a

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 and 2005
(dollars in tables in thousands, except per share data)

straight-line basis over the terms of the respective leases. Expenditures for repairs and maintenance are expensed as incurred. Newcastle reviews its real estate assets for impairment annually or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Long-lived assets to be disposed of by sale, which meet certain criteria, are reclassified to Real Estate Held for Sale and measured at the lower of their carrying amount or fair value less costs of sale. The results of operations for such an asset, assuming such asset qualifies as a ‘‘component of an entity’’ as defined, are retroactively reclassified to Income (Loss) from Discontinued Operations for all periods presented.

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

Cash and Cash Equivalents and Restricted Cash — Newcastle considers all highly liquid short term investments with maturities of 90 days or less when purchased to be cash equivalents. Substantially all amounts on deposit with major financial institutions exceed insured limits. Restricted cash consisted of:

	December 31,
	2007	2006
Held in CBOs pending reinvestment (Note 8)	$48,475	$123,886
Total rate of return swap margin accounts	43,871	46,760
Bond sinking funds	66	101
Trustee accounts	18,289	10,031
Reserve accounts	26	1,539
Derivative margin accounts	22,335	1,794
Restricted property operating accounts	64	58
	$133,126	$184,169

Stock Options — Newcastle accounts for stock options granted in accordance with SFAS No. 123, ‘‘Accounting for Stock-Based Compensation’’ as revised in December 2004 and amended by EITF Issue No. 96-18 ‘‘Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Loans or Services.’’ The fair value of the options issued as compensation to the Manager for its successful efforts in raising capital for Newcastle in 2007, 2006 and 2005 was recorded as an increase in stockholders’ equity with an offsetting reduction of capital proceeds received. Options granted to Newcastle’s directors were accounted for using the fair value method.

Preferred Stock — In March 2003, Newcastle issued 2.5 million shares ($62.5 million face amount) of its 9.75% Series B Cumulative Redeemable Preferred Stock (the ‘‘Series B Preferred’’). In October 2005, Newcastle issued 1.6 million shares ($40.0 million face amount) of its 8.05% Series C Cumulative Redeemable Preferred Stock (the ‘‘Series C Preferred’’). In March 2007, Newcastle issued 2.0 million shares ($50.0 million face amount) of its 8.375% Series D Cumulative Redeemable Preferred Stock (the ‘‘Series D Preferred’’). The Series B Preferred, Series C Preferred and Series D Preferred are non-voting, have a $25 per share liquidation preference, no maturity date and no mandatory redemption. Newcastle has the option to redeem the Series B Preferred beginning in March 2008, the Series C Preferred beginning in October 2010, and the

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 and 2005
(dollars in tables in thousands, except per share data)

Series D Preferred beginning in March 2012, at their face amount. If the Series C Preferred or Series D Preferred cease to be listed on the NYSE or the AMEX, or quoted on the NASDAQ, and Newcastle is not subject to the reporting requirements of the Exchange Act, Newcastle has the option to redeem the Series C Preferred or Series D Preferred, as applicable, at their face amount and, during such time any shares of Series C Preferred or Series D Preferred are outstanding, the dividend will increase to 9.05% or 9.375% per annum, respectively.

In connection with the issuance of the Series B Preferred, Series C Preferred and Series D Preferred, Newcastle incurred approximately $2.4 million, $1.5 million, and $1.8 million of costs, respectively, which were netted against the proceeds of such offerings. If any series of preferred stock were redeemed, the related costs would be recorded as an adjustment to income available for common stockholders at that time.

Accretion of Discount and Other Amortization — As reflected on the Consolidated Statements of Cash Flow, this item is comprised of the following:

	2007	2006	2005
Accretion of net discount on securities and loans	$(38,048)	$(27,657)	$(13,432)
Amortization of net discount on debt obligations	7,394	7,328	4,574
Amortization of deferred financing costs and interest rate cap premiums	4,407	4,434	4,417
Amortization of net deferred hedge gains and losses – debt	(462)	401	1,587
Amortization of deferred hedge loss – leases	—	129	209
	$(26,709)	$(15,365)	$(2,645)

Securitization of Subprime Mortgage Loans — Newcastle’s accounting policy for its securitization of subprime mortgage loans is disclosed in Note 5.

Recent Accounting Pronouncements — In June 2006, the Financial Accounting Standards Board (‘‘FASB’’) issued Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes, as interpretation of FASB Statement No. 109’’ (‘‘FIN 48’’). FIN 48 requires companies to recognize the tax benefits of uncertain tax positions only where the position is ‘‘more likely than not’’ to be sustained assuming examination by tax authorities. The tax benefit recognized is the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have have a material impact on Newcastle’s financial condition, liquidity or results of operations.

In February 2006, the FASB issued Statement of Financial Accounting Standards (‘‘SFAS’’) No. 155, ‘‘Accounting for Certain Hybrid Financial Instruments’’, which amends SFAS 133, ‘‘Accounting for Derivative Instruments and Hedging Activities,’’ and SFAS 140, ‘‘Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities’’. SFAS 155 provides, among other things, that (i) for embedded derivatives which would otherwise be required to be bifurcated from their host contracts and accounted for at fair value in accordance with SFAS 133 an entity may make an irrevocable election, on an instrument-by-instrument basis, to measure the hybrid financial instrument at fair value in its entirety, with changes in fair value recognized in earnings and (ii) concentrations of credit risk in the form of subordination are not considered embedded derivatives. SFAS 155 is effective for all financial instruments acquired,

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 and 2005
(dollars in tables in thousands, except per share data)

issued or subject to remeasurement after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Upon adoption, differences between the total carrying amount of the individual components of an existing bifurcated hybrid financial instrument and the fair value of the combined hybrid financial instrument should be recognized as a cumulative effect adjustment to beginning retained earnings. Prior periods are not restated. The adoption of SFAS 155 did not have a material impact on Newcastle’s financial condition, liquidity or results of operations.

In June 2007, Statement of Position No. 07-1, ‘‘Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies’’ (‘‘SOP 07-1’’) was issued. SOP 07-1 addresses whether the accounting principles of the Audit and Accounting Guide for Investment Companies may be applied to an entity by clarifying the definition of an investment company and whether those accounting principles may be retained by a parent company in consolidation or by an investor in the application of the equity method of accounting. SOP 07-1 eliminated the previously existing exemption for REITs from being investment companies. Newcastle is currently evaluating the potential impact upon adoption of SOP 07-1. If Newcastle, or any of its subsidiaries, are considered an investment company under this new guidance, it would result in material changes to Newcastle’s financial statements. The primary change would be the recording of all of Newcastle’s (or its subsidiaries’) investments at fair value, with changes in fair value being recorded through the income statement. In October 2007, the FASB voted to indefinitely postpone the adoption of SOP 07-1.

In September 2006, the FASB issued SFAS No. 157, ‘‘Fair Value Measurements’’. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transects, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 applies to reporting periods beginning after November 15, 2007. Newcastle adopted SFAS 157 on January 1, 2008. To the extent they are measured at fair value, SFAS 157 did not materially change Newcastle’s fair value measurements for any of its existing financial statement elements. SFAS 157 did change the reported fair value of Newcastle’s derivative obligations, but this did not have a material effect on its liabilities or accumulated other comprehensive income. As a result, except as described below, the adoption of SFAS 157 did not have a material impact on Newcastle’s financial condition, liquidity or results of operations.

In February 2007, the FASB issued SFAS No. 159, ‘‘The Fair Value Option for Financial Assets and Financial Liabilities.’’ SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 applies to reporting periods beginning after November 15, 2007. Newcastle adopted SFAS 159 on January 1, 2008. Newcastle did not elect to measure any items at fair value pursuant to the provisions of SFAS 159. As a result, the adoption of SFAS 159 did not have a material impact on Newcastle’s financial condition, liquidity or results of operations.

In February 2008, the FASB issued FASB Staff Position No. FAS 140-3 (‘‘FSP FAS 140-3’’), ‘‘Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.’’ FSP FAS 140-3 provides guidance on accounting for a transfer of a financial asset and a repurchase financing. It presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (a linked transaction) unless certain criteria are met. If

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 and 2005
(dollars in tables in thousands, except per share data)

the criteria are not met, the linked transaction would be recorded as a net investment, likely as a derivative, instead of recording the purchased financial asset on a gross basis along with a repurchase financing. FSP FAS 140-3 applies to reporting periods beginning after November 15, 2008 and is only applied prospectively to transactions that occur on or after the adoption date. As a result of the prospective nature of the adoption, Newcastle does not expect the adoption of FSP FAS 140-3 to have a material impact on its financial condition, liquidity or results of operations, unless Newcastle enters into transactions of this type after January 1, 2009.

3.	INFORMATION REGARDING BUSINESS SEGMENTS AND UNCONSOLIDATED SUBSIDIARIES

Newcastle conducts its business through three primary segments: real estate securities and real estate related loans, residential mortgage loans and operating real estate. Details of Newcastle’s investments in such segments can be found in Notes 4, 5 and 6.

The residential mortgage loans segment includes the securitized retained equity and bonds from Securitization Trust 2006 and Securitization Trust 2007 described in Note 5 since they represent first loss credit positions in residential loans.

The unallocated portion consists primarily of interest on short term investments, general and administrative expenses, interest expense on the credit facility and junior subordinated notes payable and management fees and incentive compensation pursuant to the Management Agreement.

Summary financial data on Newcastle’s segments is given below, together with a reconciliation to the same data for Newcastle as a whole:

	Real Estate Securities and Real Estate Related Loans	Residential Mortgage Loans	Operating Real Estate	Unallocated	Total
December 31, 2007 and the Year then Ended
Gross revenues	$531,177	$148,435	$6,709	$1,736	$688,057
Operating expenses	(4,390)	(23,091)	(5,695)	(29,671)	(62,847)
Operating income (loss)	526,787	125,344	1,014	(27,935)	625,210
Interest expense	(373,835)	(92,933)	(56)	(10,164)	(476,988)
Loss on extinguishment of debt	(15,032)	—	—	—	(15,032)
Other-than-temporary impairment	(186,842)	(15,760)	—	—	(202,602)
Depreciation and amortization	—	—	(1,121)	(291)	(1,412)
Equity in earnings of unconsolidated subsidiaries	2,978	—	2,404	8	5,390
Income (loss) from continuing operations	(45,944)	16,651	2,241	(38,382)	(65,434)
Income (loss) from discontinued operations	—	—	(23)	—	(23)
Net income (loss)	(45,944)	16,651	2,218	(38,382)	(65,457)
Preferred dividends	—	—	—	(12,640)	(12,640)
Income (loss) applicable to common stockholders	$(45,944)	$16,651	$2,218	$(51,022)	$(78,097)
Revenue derived from non-US sources:
Canada	$—	$—	$3,117	$—	$3,117
Total assets	$6,823,061	$1,103,321	$53,065	$58,323	$8,037,770
Long-lived assets outside the US:
Canada	$—	$—	$21,438	$—	$21,438

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 and 2005
(dollars in tables in thousands, except per share data)

	Real Estate Securities and Real Estate Related Loans	Residential Mortgage Loans	Operating Real Estate	Unallocated	Total
December 31, 2006 and the Year then Ended
Gross revenues	$441,965	$105,621	$5,117	$564	$553,267
Operating expenses	(2,961)	(17,844)	(4,059)	(30,659)	(55,523)
Operating income (loss)	439,004	87,777	1,058	(30,095)	497,744
Interest expense	(296,368)	(66,181)	—	(11,720)	(374,269)
Loss on extinguishment of debt	—	—	—	(658)	(658)
Depreciation and amortization	—	—	(812)	(273)	(1,085)
Equity in earnings of unconsolidated subsidiaries	3,412	—	2,550	6	5,968
Income (loss) from continuing operations	146,048	21,596	2,796	(42,740)	127,700
Income (loss) from discontinued operations	—	—	223	—	223
Net income (loss)	146,048	21,596	3,019	(42,740)	127,923
Preferred dividends	—	—	—	(9,314)	(9,314)
Income (loss) available for common stockholders	$146,048	$21,596	$3,019	$(52,054)	$118,609
Revenue derived from non-US sources:
Canada	$—	$—	$3,671	$—	$3,671
Total assets	$7,366,684	$1,179,547	$48,518	$9,643	$8,604,392
Long-lived assets outside the US:
Canada	$—	$—	$16,553	$—	$16,553

	Real Estate Securities and Real Estate Related Loans	Residential Mortgage Loans	Operating Real Estate	Unallocated	Total
December 31, 2005 and the Year then Ended
Gross revenues	$321,889	$48,844	$6,772	$708	$378,213
Operating expenses	(4,163)	(10,384)	(2,456)	(24,885)	(41,888)
Operating income (loss)	317,726	38,460	4,316	(24,177)	336,325
Interest expense	(196,026)	(29,754)	(251)	(415)	(226,446)
Depreciation and amortization	—	—	(528)	(113)	(641)
Equity in earnings of unconsolidated subsidiaries (A)	3,328	—	2,281	—	5,609
Income (loss) from continuing operations	125,028	8,706	5,818	(24,705)	114,847
Income (loss) from discontinued operations	—	—	2,108	—	2,108
Net income (loss)	125,028	8,706	7,926	(24,705)	116,955
Preferred dividends	—	—	—	(6,684)	(6,684)
Income (loss) available for common stockholders	$125,028	$8,706	$7,926	$(31,389)	$110,271
Revenue derived from non-US sources:
Canada	$—	$—	$12,157	$—	$12,157
Total assets	$5,544,818	$606,320	$36,306	$22,255	$6,209,699
Long-lived assets outside the US:
Canada	$—	$—	$16,673	$—	$16,673

(A)	Net of income taxes on related taxable subsidiaries.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 and 2005
(dollars in tables in thousands, except per share data)

Unconsolidated Subsidiaries

Newcastle has four unconsolidated subsidiaries which it accounts for under the equity method.

The following table summarizes the activity for significant subsidiaries affecting the equity held by Newcastle in unconsolidated subsidiaries:

	Operating Real Estate	Real Estate Loan
Balance at December 31, 2005	$12,151	$17,802
Contributions to unconsolidated subsidiaries	—	—
Distributions from unconsolidated subsidiaries	(2,173)	(11,041)
Equity in earnings of unconsolidated subsidiaries	2,550	3,488
Balance at December 31, 2006	$12,528	$10,249
Contributions to unconsolidated subsidiaries	—	—
Distributions from unconsolidated subsidiaries	(1,541)	(2,612)
Equity in earnings of unconsolidated subsidiaries	2,404	3,347
Balance at December 31, 2007	$13,391	$10,984

Summarized financial information related to Newcastle’s unconsolidated subsidiaries was as follows:

	Operating Real Estate (A)			Real Estate Loan (B)
	December 31,			December 31,
	2007	2006	2005	2007	2006	2005
Assets	$79,213	$78,381	$77,758	$22,093	$20,615	$35,806
Liabilities	(51,929)	(52,856)	(53,000)	—	—	—
Minority interest	(502)	(470)	(455)	(125)	(116)	(202)
Equity	$26,782	$25,055	$24,303	$21,968	$20,499	$35,604
Equity held by Newcastle	$13,391	$12,528	$12,151	$10,984	$10,249	$17,802
				(C)
	2007	2006	2005	2007	2006	2005
Revenues	$8,273	$8,626	$10,196	$6,755	$7,048	$6,738
Expenses	(3,375)	(3,430)	(4,896)	(23)	(32)	(42)
Minority interest	(90)	(96)	(97)	(38)	(40)	(39)
Net income	$4,808	$5,100	$5,203	$6,694	$6,976	$6,657
Newcastle’s equity in net income	$2,404	$2,550	$2,602	$3,347	$3,488	$3,328

The unconsolidated subsidiaries’ summary financial information above is presented on a fair value basis, consistent with their internal basis of accounting.

(A)	Included in the operating real estate segment.
(B)	Included in the real estate securities and real estate related loans segment.
(C)	As of December 31, 2007, $9.3 million of this investment represented Newcastle’s share of the investee’s cash balance.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 and 2005
(dollars in tables in thousands, except per share data)

Operating Real Estate Subsidiary

In March 2004 Newcastle purchased a 49% interest in a portfolio of convenience and retail gas stores located throughout the southeastern and southwestern regions of the U.S. The properties are subject to a sale-leaseback arrangement under long term triple net leases with a 15 year minimum term. Newcastle structured this transaction through a joint venture in two limited liability companies with a private investment fund managed by an affiliate of its manager, pursuant to which such affiliate co-invested on equal terms. One company held assets available for sale, the last of which was sold in September 2005, and one holds assets for investment. In October 2004, the investment’s initial financing was refinanced with a nonrecourse term loan ($51.9 million outstanding at December 31, 2007), which bears interest at a fixed rate of 6.04% and matures in October 2014. Newcastle has no additional capital commitment to the limited liability companies.

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

Trust Preferred Subsidiary

As of December 31, 2007, Newcastle’s investment in the Trust Preferred Subsidiary was $0.1 million. For Information regarding the trust preferred subsidiary, which is a financing subsidiary with no material net income or cash flow, see Note 8.

ABCP Subsidiary

As of December 31, 2007, Newcastle had no investment in this subsidiary. For information regarding the ABCP Subsidiary, which is a financing subsidiary with no material net income or net cash flow, see Note 8.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 and 2005
(dollars in tables in thousands, except per share data)

4.    REAL ESTATE SECURITIES

The following is a summary of Newcastle’s real estate securities at December 31, 2007 and 2006, all of which are classified as available for sale and are therefore reported at fair value with changes in fair value recorded in other comprehensive income.

December 31, 2007

				Gross Unrealized				Weighted Average
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Other-Than- Temporary- Impairment (D)	Gains	Losses	Carrying Value	Number of Securities	S&P Equivalent Rating	Coupon	Yield	Maturity (Years)
CMBS – Conduit	$1,580,562	$1,521,467	$(3,848)	$4,771	$(204,398)	$1,317,992	201	BBB	5.89%	6.47%	6.6
CMBS – Large Loan	650,886	649,762	(200)	333	(30,276)	619,619	47	BBB−	6.98%	6.58%	2.6
CMBS – CDO	16,000	14,730	(14,090)	—	—	640	1	CC+	10.60%	15.00%	—
CMBS – B-Note	281,285	270,320	—	1,405	(15,008)	256,717	43	BB+	6.85%	7.30%	5.2
REIT Debt	920,858	934,526	(3,443)	4,535	(32,318)	903,300	92	BBB−	6.33%	5.95%	5.1
ABS – Subprime	586,083	574,912	(154,121)	—	(130,853)	289,938	122	BB+	6.93%	7.38%	3.7
ABS – Manufactured Housing	61,838	59,931	—	88	(4,151)	55,868	9	BBB−	6.68%	7.47%	5.3
ABS – Franchise	45,092	45,202	—	—	(9,069)	36,133	17	BBB	7.69%	7.35%	4.9
FNMA/FHLMC (A)	1,229,115	1,236,721	(779)	10,971	(648)	1,246,265	43	AAA	5.30%	5.28%	3.3
Subtotal/Average (B)	5,371,719	5,307,571	(176,481)	22,103	(426,721)	4,726,472	575	BBB+	6.16%	6.24%	4.7
Retained Securities (C)	76,380	70,652	(13,298)	—	(3,367)	53,987	6	BBB	7.32%	12.85%	7.3
Residual Interests (C)	68,248	68,248	(12,823)	—	—	55,425	2	NR	0.00%	20.00%	7.1
Total/Average	$5,516,347	$5,446,471	$(202,602)	$22,103	$(430,088)	$4,835,884	583	BBB+	6.10%	6.46%	4.7

(A)	FNMA/FHLMC securities have an implied AAA rating.
(B)	The total outstanding face amount of fixed rate securities was $4.4 billion, and of floating rate securities was $1.1 billion.
(C)	Represents the retained bonds and equity from Securitization Trust 2006 and Securitization Trust 2007 as described in Note 5. These securities have been treated as part of the residential mortgage loan segment – see Note 3. The residuals do not have stated coupons and therefore their coupons have been treated as zero for purposes of the table.
(D)	Represents the cumulative write down against amortized cost basis through earnings.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 and 2005
(dollars in tables in thousands, except per share data)

Unrealized losses that are considered other-than-temporary are recognized currently in income. There were no such losses incurred during the years ended December 2006 or 2005. During the year ended December 31, 2007, Newcastle recorded other-than-temporary impairment charges of $196.2 million relating to 49 subprime securities, 1 CDO security and 1 CMBS with an aggregate face amount of $381.0 million at December 31, 2007. In addition, Newcastle recorded impairment in the fourth quarter of 2007 of $6.4 million related to sale of $255.6 face amount of securities in the first quarter of 2008. Management closely monitors market valuations and, based on the results of recent market events, has considered that these securities are other-than-temporarily impaired under the guidance provided by the FASB. The remaining unrealized losses on Newcastle’s securities are primarily the result of market factors, rather than credit impairment, and Newcastle has performed credit analyses (described in Note 2) in relation to such securities which support its belief that the carrying values of such securities are fully recoverable over their expected holding period.

				Gross Unrealized				Weighted Average
	Outstanding Face Amount	Amortized Cost Basis	Other-Than- Temporary- Impairment	Gains	Losses	Carrying Value	Number of Securities	S&P Equivalent Rating	Coupon	Yield	Maturity (Years)
Securities in an Unrealized Loss Position
Less Than Twelve Months	$1,754,151	$1,704,633	$—	$—	$(171,655)	$1,532,978	191	BBB−	6.51%	6.68%	5.3
Twelve or More Months	1,688,613	1,679,613	—	—	(258,433)	1,421,180	211	BBB+	5.90%	5.76%	5.4
Total	$3,442,764	$3,384,246	$—	$—	$(430,088)	$2,954,158	402	BBB	6.21%	6.22%	5.4

December 31, 2006

			Gross Unrealized				Weighted Average
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Gains	Losses	Carrying Value	Number of Securities	S&P Equivalent Rating	Coupon	Yield	Maturity (Years)
CMBS – Conduit	$1,469,298	$1,421,069	$41,465	$(9,745)	$1,452,789	202	BBB	5.84%	6.51%	6.9
CMBS – Large Loan	714,617	712,655	6,991	(421)	719,225	53	BBB−	6.85%	7.02%	2.6
CMBS – CDO	23,500	20,820	1,265	(127)	21,958	2	BB	9.47%	12.03%	7.7
CMBS – B-Note	282,677	270,257	6,141	(208)	276,190	41	BB	6.85%	7.51%	6.0
REIT Debt	1,004,540	1,017,280	18,923	(11,163)	1,025,040	101	BBB−	6.36%	6.06%	6.2
ABS – Manufactured Housing	80,839	76,347	1,744	(391)	77,700	9	BBB−	6.68%	7.79%	6.5
ABS – Subprime	729,292	713,135	4,677	(7,481)	710,331	124	BBB+	7.15%	7.89%	2.7
ABS – Franchise	76,777	76,264	1,713	(1,270)	76,707	22	BBB	7.28%	8.21%	4.8
FNMA/FHLMC	1,177,779	1,182,946	2,144	(8,732)	1,176,358	35	AAA	5.22%	5.19%	4.3
Subtotal/Average (A)	5,559,319	5,490,773	85,063	(39,538)	5,536,298	589	BBB+	6.20%	6.50%	5.0
Residual interest (B)	44,930	44,930	—	—	44,930	1	NR	0.00%	18.77%	2.5
Total/Average	$5,604,249	$5,535,703	$85,063	$(39,538)	$5,581,228	590	BBB+	6.15%	6.60%	5.0

(A)	The total outstanding face amount of fixed rate securities was $4.4 billion, and of floating rate securities was $1.2 billion.
(B)	Represents the equity from Securitization Trust 2006 as described in Note 5. This security has been treated as part of the residential mortgage loan segment — see Note 3. The residual does not have a stated coupon and therefore its coupon has been treated as zero for purposes of the table.

The securities are encumbered by the CBO bonds payable and certain repurchase agreements (Note 8) at December 31, 2007.

As of December 31, 2007 and 2006, Newcastle had $48.5 million and $123.9 million of restricted cash, respectively, held in CBO financing structures pending its investment in real estate securities and loans.

Newcastle may enter into short term warehouse agreements pursuant to which it makes deposits with major investment banks for the right to purchase real estate securities and real estate related loans prior to their being financed with CBOs. This type of warehouse agreement is treated as a non-hedge derivative for accounting purposes and is therefore marked to market through current income. No income related to these agreements was recorded in 2007 or 2006 and the income recorded on these agreements was approximately $2.4 million in 2005.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 and 2005
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

	December 31, 2007						December 31, 2006
Loan Type	Outstanding Face Amount	Carrying Value (C)	Loan Count	Wtd. Avg. Yield	Weighted Average Maturity (Years) (D)	Delinquent Carrying Amount (E)	Outstanding Face Amount	Carrying Value (C)
Mezzanine Loans (A)	$805,460	$801,678	22	8.44%	1.9	$0	$906,907	$904,686
Corporate Bank Loans	464,916	460,622	15	7.99%	3.6	0	233,793	233,895
B-Notes	397,897	396,477	15	7.70%	1.8	0	248,240	246,798
Whole Loans	114,935	113,784	5	10.28%	1.4	0	61,240	61,703
ICH Loans	84,516	84,417	46	7.57%	0.3	0	123,390	121,834
Total Real Estate Related Loans (B)	$1,867,724	$1,856,978	103	8.24%	2.2	$0	$1,573,570	$1,568,916
Residential Loans	$102,431	$104,630	328	5.67%	2.8	$4,048	$168,649	$172,839
Manufactured Housing Loans	542,125	529,975	15,684	8.60%	6.1	5,005	643,912	636,258
Total Residential Mortgage Loans	$644,556	$634,605	16,012	8.11%	5.5	$9,053	$812,561	$809,097
Subprime Mortgage Loans subject to Call Option (F)	$406,217	$393,899
____________

(A)One of these loans has an $8.9 million contractual exit fee which Newcastle will begin to accrue when management believes it is probable that such exit fee will be received.

(B)Loans which are more than 3% of the total current carrying value at December 31, 2007 (or $56 million) are as follows:

Individual Mezzanine Loan	$87,664	$87,664	1	7.10%	3.3
Individual Bank Loan	67,000	67,005	1	6.70%	6.7
Individual Bank Loan	73,000	73,000	1	7.45%	3.5
Individual Mezzanine Loan	70,000	70,000	1	7.60%	1.0
Individual Mezzanine Loan	61,720	61,662	1	16.30%	0.1
Individual B-Note	60,539	60,539	1	7.23%	0.7
Individual Mezzanine Loan	59,651	59,651	1	7.54%	0.3
Others	1,388,150	1,377,457	96	8.18%	2.2
	$1,867,724	$1,856,978	103	8.24%	2.2
(C)	The aggregate United States federal income tax basis for such assets at December 31, 2007 was approximately equal to their book basis except for the securitized subprime mortgage loans which are fully consolidated for tax purposes.
(D)	The weighted average maturities for the residential loan portfolio and the two manufactured housing loan portfolios were calculated based on constant prepayment rates (CPR) of approximately 30%, 8% and 9%, respectively.
(E)	This face amount of loans is 60 or more days past due, in foreclosure or real estate owned, representing 4.2% and 0.9% of the total outstanding face amount of the Residential Loans and the Manufactured Housing Loans, respectively.
(F)	See below.

Newcastle has determined that a whole loan and a corporate bank loan with face amounts of $25.0 million and $4.3 million, respectively, were held for sale at December 31, 2007. As a result,

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 and 2005
(dollars in tables in thousands, except per share data)

Newcastle marked these loans to the lower of cost or market value, resulting in a loss of $1.5 million for the year ended December 31, 2007.

The following is a reconciliation of loss allowance:

	Real Estate Related Loans	Residential Mortgage Loans
Balance at December 31, 2005	$(4,226)	$(3,207)
Provision for credit losses	(1,154)	(8,284)
Realized losses	3,230	4,235
Balance at December 31, 2006	$(2,150)	$(7,256)
Provision for credit losses	(700)	(9,694)
Realized losses	2,250	10,033
Balance at December 31, 2007	$(600)	$(6,917)

Newcastle has entered into total rate of return swaps with major investment banks to finance certain loans whereby Newcastle receives the sum of all interest, fees and any positive change in value amounts (the total return cash flows) from a reference asset with a specified notional amount, and pays interest on such notional plus any negative change in value amounts from such asset. These agreements are recorded in Derivative Assets or Liabilities (as applicable) and treated as non-hedge derivatives for accounting purposes and are therefore marked to market through income. Net interest received is recorded to Interest Income and the mark to market is recorded to Other Income. If Newcastle owned the reference assets directly, they would not be marked to market through income. Under the agreements, Newcastle is required to post an initial margin deposit to an interest bearing account and additional margin may be payable in the event of a decline in value of the reference asset. Any margin on deposit (recorded in Restricted Cash), less any negative change in value amounts, will be returned to Newcastle upon termination of the contract.

As of December 31, 2007, Newcastle held an aggregate of $252.7 million notional amount of total rate of return swaps on 8 reference assets, including an unfunded asset with a notional amount of $38.1 million, on which it had deposited $43.9 million of margin. These total rate of return swaps had an aggregate fair value of approximately ($8.8 million), a weighted average receive interest rate of LIBOR + 2.77%, a weighted average pay interest rate of LIBOR + 0.59%, and a weighted average swap maturity of 0.5 years.

The average carrying amount of Newcastle’s real estate related loans was approximately $1.97 billion, $995.8 million and $594.1 million during 2007, 2006 and 2005, respectively, on which Newcastle earned approximately $69.2 million, $67.3 million and $54.7 million of gross revenues, respectively.

The average carrying amount of Newcastle’s residential mortgage loans was approximately $701.2 million, $783.2 million and $764.2 million during 2007, 2006 and 2005, respectively, on which Newcastle earned approximately $148.4 million, $105.6 million and $48.8 million of gross revenues, respectively.

The loans are encumbered by various debt obligations as described in Note 8.

Real estate owned (‘‘REO’’) as a result of foreclosure on loans is included in Receivables and Other Assets, and is recorded at the lower of cost or fair value. No material REO was owned as of December 31, 2007 or 2006.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 and 2005
(dollars in tables in thousands, except per share data)

Securitization of Subprime Mortgage Loans

Subprime Portfolio I

In March 2006, Newcastle, through a consolidated subsidiary, acquired a portfolio of approximately 11,300 residential mortgage loans, predominantly originated in 2005, to subprime borrowers (‘‘Subprime Portfolio I’’) for $1.50 billion. The loans are being serviced by Nationstar Mortgage, LLC, an affiliate of the Manager, for a servicing fee equal to 0.50% per annum on the unpaid principal balance of Subprime Portfolio I.

At March 31, 2006, these loans were considered ‘‘held for sale’’ and carried at the lower of cost or fair value. A write down of $4.1 million was recorded to Provision for Losses, Loans Held for Sale in March 2006 related to these loans, related to market factors. Furthermore, the acquisition of loans held for sale is considered an operating activity for statement of cash flow purposes. An offsetting cash inflow from the sale of such loans (as described below) was recorded as an operating cash flow in April 2006. This acquisition was initially funded with a repurchase agreement which bore interest at LIBOR + 0.50%. Newcastle entered into an interest rate swap in order to hedge its exposure to the risk of changes in market interest rates with respect to the financing of Subprime Portfolio I. This swap did not qualify as a hedge for accounting purposes and was therefore marked to market through income. An unrealized mark to market gain of $5.5 million was recorded to Other Income in connection with this swap in March 2006.

In April 2006, Newcastle, through Newcastle Mortgage Securities Trust 2006-1 (‘‘Securitization Trust 2006’’), closed on a securitization of Subprime Portfolio I. Securitization Trust 2006 is not consolidated by Newcastle. Newcastle sold Subprime Portfolio I and a related interest rate swap to Securitization Trust 2006. Securitization Trust 2006 issued $1.45 billion of notes. Newcastle retained $37.6 million face amount of the low investment grade notes and all of the equity issued by Securitization Trust 2006. The notes have a stated maturity of March 2036. Newcastle, as holder of the equity of Securitization Trust 2006, has the option to redeem the notes once the aggregate principal balance of Subprime Portfolio I is equal to or less than 20% of such balance at the date of the transfer. The proceeds from the securitization were used to repay the repurchase agreement which financed Subprime Portfolio I prior to the securitization.

The key assumptions utilized in measuring the $62.4 million fair value of the equity, or residual interest, in the Securitization Trust at the date of securitization were as follows:

Weighted average life (years) of residual interest	3.1
Expected credit losses	5.3%
Weighted average constant prepayment rate	28.0%
Discount rate	18.8%

The transaction between Newcastle and Securitization Trust 2006 qualified as a sale for accounting purposes, resulting in a net gain of approximately $40,000 being recorded in April 2006. However, 20% of the loans which are subject to a call option by Newcastle were not treated as being sold and are classified as ‘‘held for investment’’ subsequent to the completion of the securitization.

Subprime Portfolio II

In March 2007, Newcastle entered into an agreement to acquire a portfolio of approximately 7,300 residential mortgage loans to subprime borrowers (‘‘Subprime Portfolio II’’) for up to

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 and 2005
(dollars in tables in thousands, except per share data)

$1.7 billion of unpaid principal balance. Following its due diligence review, Newcastle funded $1.3 billion or approximately 75% of the original commitment. The agreement between the seller and Newcastle required the seller to repurchase any delinquent loans for three months following Newcastle’s acquisition. The loans are being serviced by Nationstar Mortgage LLC, an affiliate of the Manager, for a servicing fee equal to 0.50% per annum on the unpaid principal balance of the Subprime Portfolio II.

At June 30, 2007, these loans were considered ‘‘held for sale’’ and carried at the lower of cost or fair value. A write down of $5.8 million due to changes in market interest rates was recorded to Provisions for Losses, Loans Held for Sale in June 2007 related to these loans. This acquisition was initially funded with a repurchase agreement which bore interest at LIBOR + 0.60%. Newcastle entered into an interest rate swap in order to hedge its exposure to the risk of changes in market interest rates with respect to Subprime Portfolio II. In April 2007, this swap was de-designated as a hedge for accounting purposes and a non-hedge derivative gain of $5.8 million was recorded to Other Income in the second quarter of 2007. The swap was terminated in June 2007.

In July 2007, Newcastle, through Newcastle Mortgage Securities Trust 2007-1 (‘‘Securitization Trust 2007’’), closed on a securitization of Subprime Portfolio II. As a result of the repurchase of delinquent loans by the seller, as well as borrower repayments, the unpaid principal balance of the portfolio upon securitization in July 2007 was $1.1 billion. Securitization Trust 2007 is not consolidated by Newcastle. Newcastle sold Subprime Portfolio II to Securitization Trust 2007. Securitization Trust 2007 issued $1.02 billion face amount of notes and entered into an interest rate swap agreement to hedge its exposure to the risk of changes in market interest rates. Newcastle retained $38.8 million face amount of the investment grade notes and all of the equity issued by Securitization Trust 2007. The notes have a stated maturity of April 2037. Newcastle, as holder of the equity of Securitization Trust 2007, has the option to redeem the notes once the aggregate principal balance of Subprime Portfolio II is equal to or less than 10% of such balance at the date of the transfer. The proceeds from the securitization were used to repay the repurchase agreement which financed Subprime Portfolio II prior to the securitization.

The transaction between Newcastle and Securitization Trust 2007 qualified as a sale for accounting purposes, resulting in a gain in the amount of $0.1 million recorded to earnings in July 2007. However, 10% of the loans which are subject to call option by Newcastle were not treated as being sold and are classified as ‘‘held for investment’’ subsequent to the completion of the securitization.

At securitization, the key assumptions utilized in measuring the $46.7 million fair value of the equity, or residual interest, to call date in the Securitization Trust 2007 were as follows:

Weighted average life (years) of residual interest	3.8
Expected credit losses	8.0%
Weighted average constant prepayment rate	30.1%
Discount rate	22.5%

The weighted average yield of the $38.8 million face amount of retained notes was 10.6% as of the date of securitization. The loans subject to call option and the corresponding financing will recognize interest income and expense based on the expected weighted average coupon of the loans subject to call option at the call date.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 and 2005
(dollars in tables in thousands, except per share data)

In both transactions, the residual interests and the retained bonds are reported as real estate securities, available for sale. The retained loans subject to call option and corresponding financing are reported as separate line items on Newcastle’s balance sheet.

Newcastle has no obligation to repurchase any loans from either of its subprime securitizations. Therefore, it is expected that its exposure to loss is limited to the carrying amount of its retained interests in the securitization entities, as described above. A subsidiary of Newcastle gave limited representations and warranties with respect to Subprime Portfolio II; however, it has no assets and does not have recourse to the general credit of Newcastle.

The following table presents information on the retained interests in securitizations of Subprime Portfolios I and II, which includes the residual interests and the retained notes described above, and the sensitivity of their fair value to call date for immediate 10% and 20% adverse changes in the assumptions utilized in calculating such fair value, at December 31, 2007:

	Subprime Portfolio
	I	II
Total securitized loans (unpaid principal balance) (A)	$898,456	$1,019,905
Loans subject to call option (carrying value)	$291,280	$102,619
Retained interests (fair value) (B)	$48,964	$60,448
Weighted average life (years) of residual interest	6.5	7.5
Weighted average expected credit losses (C)	7.5%	13.7%
Effect on fair value of retained interests of 10% adverse change	$(5,809)	$(11,895)
Effect on fair value of retained interests of 20% adverse change	$(11,696)	$(17,350)
Weighted average constant prepayment rate (D)	21.9%	19.7%
Effect on fair value of retained interests of 10% adverse change	$(2,470)	$(8,152)
Effect on fair value of retained interests of 20% adverse change	$(5,934)	$(9,863)
Weighted average discount rate	14.1%	15.1%
Effect on fair value of retained interests of 10% adverse change	$(1,657)	$(8,672)
Effect on fair value of retained interests of 20% adverse change	$(3,212)	$(10,300)

(A)	Average loan seasoning of 28 months and 11 months for Subprime Portfolios I and II, respectively, at December 31, 2007.
(B)	The retained interests include residual interests and retained bonds of the securitizations. Their fair value is estimated based on pricing models.
(C)	Represents the percentage of losses on the original principal balance of the loans at the time of securitization (April 2006 and July 2007) to the maturity of the loans.
(D)	Represents the weighted average voluntary prepayment rate for the loans from the date of securitization to maturity of such loans.

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

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 and 2005
(dollars in tables in thousands, except per share data)

The following table summarizes certain characteristics of the underlying loans in the securitizations as of December 31, 2007:

	Subprime Portfolio
	I	II
Loan unpaid principal balance (UPB)	$898,456	$1,019,905
Delinquencies of 60 or more days (UPB)	$117,270	$40,914
Net credit losses for year ended
December 31, 2007	$3,514	$—
December 31, 2006	$57	N/A
Cumulative net credit losses	$3,571	$—
Cumulative net credit losses as a % of original UPB	0.24%	0.00%
Percentage of ARM loans (A)	61.9%	69.5%
Percentage of loans with loan-to-value ratio >90%	10.3%	17.5%
Percentage of interest-only loans	28.4%	4.5%

(A)	ARM loans are adjustable-rate mortgage loans. An option ARM is an adjustable-rate mortgage that provides the borrower with an option to choose from several payment amounts each month for a specified period of the loan term. None of the loans in the subprime portfolios are an option ARM.

Delinquencies include loans 60 or more days past due, in foreclosure or real estate owned, representing 13.1% and 4.0% of the total unpaid principal balance of Subprime Portfolios I and II, respectively.

Cash flows related to the two securitizations were as follows:

	Subprime Portfolio
	I	II
Year Ended December 31, 2007
Proceeds from securitization	N/A	$969,747
Net cash inflows from retained interests	$23,670	$15,293
Year Ended December 31, 2006
Proceeds from securitization	$1,411,530	N/A
Net cash inflows from retained interests	$28,511	N/A

The weighted average yields of the retained notes of Subprime Portfolios I and II were 11.2% and 15%, respectively, as of December 31, 2007. The loans subject to call option and the corresponding financing recognize interest income and expense based on the expected weighted average coupons of the loans subject to call option at the call date of 9.24% and 8.68%, for Subprime Portfolios I and II, respectively.

In December 2007, the American Securitization Forum (‘‘ASF’’) issued the ‘‘Streamlined Foreclosure and Loss Avoidance Framework for Securitized Subprime Adjustable Rate Mortgage Loans’’ (the ‘‘ASF Framework’’). The ASF Framework provides guidance for servicers to streamline borrower evaluation procedures and to facilitate the use of foreclosure and loss prevention efforts in an attempt to reduce the number of U.S. subprime residential mortgage borrowers who might default in the coming year because the borrowers cannot afford to pay the increased interest rate after their variable loan rate resets. The ASF Framework is focused on

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 and 2005
(dollars in tables in thousands, except per share data)

U.S. subprime first-lien adjustable-rate residential mortgages that have an initial fixed interest rate period of 36 months or less, are included in securitized pools, were originated between January 1, 2005 and July 31, 2007, and have an initial interest rate reset date between January 1, 2008 and July 31, 2010.

The ASF Framework requires a borrower to meet specific conditions, primarily related to the ability of the borrower to meet the initial terms of the loan and obtain refinancing, to qualify for a fast track loan modification under which the qualifying borrower’s interest rate will be kept at the existing initial rate, generally for five years following the upcoming reset. To qualify for fast-track modification, a loan must currently be no more than 30 days delinquent and no more than 60 days delinquent in the past 12 months, have a loan-to-value ratio greater than 97%, be subject to payment increases greater than 10% upon reset, and be for the primary residence of the borrower.

In January 2008, the SEC’s Office of Chief Accountant (the ‘‘OCA’’) issued a letter (the ‘‘OCA Letter’’) addressing accounting issues that may be raised by the ASF Framework. The OCA Letter expressed the view that if a qualifying subprime loan is modified pursuant to the ASF Framework and that loan could legally be modified, the OCA will not object to the continued status of the transferee as a QSPE under SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, because it would be reasonable to conclude that defaults on such loans are ‘‘reasonably foreseeable’’ in the absence of any modification.

The servicer for Subprime Portfolios I and II may make loan modifications in accordance with the ASF Framework in 2008, but Newcastle does not expect any such modifications to have a material effect on its accounting for its subprime mortgage loans subject to call options or its retained interests in the securitizations of Subprime Portfolios I and II. Furthermore, Newcastle does not expect that the ASF Framework will affect the off balance sheet treatment of the securitizations of Subprime Portfolios I and II.

6.	OPERATING REAL ESTATE

The following is a reconciliation of operating real estate assets and accumulated depreciation:

Operating Real Estate	Gross	Accumulated Depreciation	Net
Balance at December 31, 2005	$20,209	$(3,536)	$16,673
Foreclosed loans	12,486	—	12,486
Improvements	1,301	—	1,301
Foreign currency translation	(32)	7	(25)
Fully depreciated assets	(150)	150	—
Depreciation	—	(809)	(809)
Balance at December 31, 2006	$33,814	$(4,188)	$29,626
Improvements	3,123	—	3,123
Foreign currency translation	3,462	(668)	2,794
Fully depreciated assets	—	—	—
Depreciation	—	(1,144)	(1,144)
Balance at December 31, 2007	$40,399	$(6,000)	$34,399

During the periods presented, Newcastle’s operating real estate was comprised of Canadian properties, Belgian properties, foreclosed domestic properties and an investment in an unconsolidated subsidiary which owns domestic properties.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 and 2005
(dollars in tables in thousands, except per share data)

The following is a schedule of the future minimum rental payments to be received under non-cancelable operating leases:

2008	$3,460
2009	2,832
2010	2,632
2011	2,264
2012	701
$11,889

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

Pursuant to SFAS No. 144, Newcastle has retroactively recorded the operations, including the gain or loss, of all sold or ‘‘held for sale’’ properties in Income from Discontinued Operations for all periods presented.

The following table summarizes the financial information for the discontinued operations:

	Year Ended December 31,
	2007	2006	2005
Interest and other income	$17	$18	$4,744
Net gain on sale	56	419	780
Gross revenues	73	437	5,524
Interest expense	—	—	804
Other expenses	96	214	2,612
Net income	$(23)	$223	$2,108

No income tax related to discontinued operations was recorded for the years ended December 31, 2007, 2006 or 2005.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 and 2005
(dollars in tables in thousands, except per share data)

The following table sets forth certain information regarding the operating real estate portfolio:

Type of Property	Location	Net Rentable Sq. Ft. (A)	Acquisition Date	Year Built/ Renovated (A)
Canada Portfolio
Office Building	London, ON	303,082	Oct 98	1982

Ohio Portfolio
Office Building	Beavercreek, OH	56,659	Mar 06	1986
Office Building	Beavercreek, OH	29,916	Mar 06	1986
Office Building	Beavercreek, OH	45,299	Mar 06	1986
Retail	Dayton, OH	33,485	Mar 06	1989
Office Building	Vandalia, OH	46,614	Mar 06	1987
Office Building	Dayton, OH	46,627	Mar 06	1985

			December 31, 2007
Portfolio	Initial Cost (B)	Costs Capitalized Subsequent to Acquisition (B)	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Value (C)	Occupancy (A)
Canada Portfolio	$23,033	$3,547	$26,580	$(5,142)	$21,438	65.5%
Ohio Portfolio	12,486	1,333	13,819	(858)	12,961	65.0%

No encumbrances were recorded as of December 31, 2007.

(A)	Unaudited.
(B)	For the Canada portfolio, adjusted for changes in foreign currency exchange rates, which aggregated $3.5 million of gain and an immaterial amount of gain between land, building and improvements in 2007 and 2006, respectively.
(C)	The aggregate United States federal income tax basis for such assets at December 31, 2007 was equal to its net carrying value.

7.    FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair values for a majority of Newcastle’s investments are readily obtainable through broker quotations. For certain of Newcastle’s financial instruments, fair values are not readily available since there are no active trading markets as characterized by current exchanges between willing parties or due to market conditions. Accordingly, fair values can only be derived or estimated for these instruments using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated future cash flows is inherently subjective and imprecise. It should be noted that minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values, and that the fair values reflected below are indicative of the interest rate and credit spread environments as of December 31, 2007 and do not take into consideration the effects of subsequent interest rate or credit spread fluctuations.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 and 2005
(dollars in tables in thousands, except per share data)

The carrying values and estimated fair values of Newcastle’s financial instruments at December 31, 2007 and 2006 were as follows:

	December 31, 2007			December 31, 2006
	Principal Balance or Notional Amount	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Real estate securities, available for sale	$5,516,347	$4,835,884	$4,835,884	$5,581,228	$5,581,228
Real estate related loans	1,867,724	1,856,978	1,768,570	1,568,916	1,571,412
Residential mortgage loans	644,556	634,605	631,327	809,097	829,980
Subprime mortgage loans subject to future repurchase	406,217	393,899	393,899	288,202	288,202
Interest rate caps, treated as hedges (A)	—	—	—	1,262	1,262
Total return swaps (A)	252,691	(8,807)	(8,807)	1,288	1,288
Liabilities:
CBO bonds payable	4,730,528	4,716,535	4,075,149	4,313,824	4,369,540
Other bonds payable	549,303	546,798	539,128	675,844	676,512
Notes payable	—	—	—	128,866	128,866
Repurchase agreements	1,634,362	1,634,362	1,633,285	760,346	760,346
Repurchase agreements subject to ABCP	—	—	—	1,143,749	1,143,749
Financing of subprime mortgage loans subject to future repurchase	406,217	393,899	393,899	288,202	288,202
Credit facility	—	—	—	93,800	93,800
Junior subordinated notes payable	100,100	100,100	88,863	100,100	101,629
Interest rate swaps, treated as hedges (B)	3,101,736	112,693	112,693	(42,887)	(42,887)
Non-hedge derivative obligations (C)	1,115,513	7,897	7,897	360	360

(A)	Included in Derivative Assets or Liabilities, as applicable. A positive number represents an asset. The longest cap maturity is March 2009. The longest total rate of return swap maturity is February 2009.
(B)	Included in Derivative Assets or Liabilities, as applicable. A positive number represents a liability. The longest swap maturity is November 2017.
(C)	Included in Derivative Assets or Liabilities, as applicable. A positive number represents a liability. The longest maturity is July 2038.

The methodologies used and key assumptions made to estimate fair value are as follows:

Real Estate Securities, Available for Sale — The fair value of these securities is estimated by obtaining third party broker quotations, if available and practicable, counterparty quotations, and pricing models. A face amount of approximately $378.1 million of securities or 6.8% of the total

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 and 2005
(dollars in tables in thousands, except per share data)

face amount of Newcastle’s real estate securities portfolio was valued at $177.5 million using pricing models. Inputs for Newcastle’s pricing models include discount rates, assumptions for prepayments, default rates, and severities, as well as other variables.

Real Estate Related Loans — The ICH loans were valued by discounting expected future cash flows by applying an applicable spread over the benchmark rate. The rest of the loans were valued by obtaining third party broker quotations, if available and practicable, and counterparty quotations.

Residential Mortgage Loans — These loans were valued by discounting expected future cash flows based on current market interest rates and credit spreads.

Subprime Mortgage Loans Subject to Future Repurchase and related Financing   —   These two items, related to the securitization of subprime mortgage loans, are equal and offsetting. They are further described in Note 5.

Interest Rate Cap and Swap Agreements, Total Rate of Return Swaps and Non-Hedge Derivative Obligations — The fair value of these agreements is estimated by obtaining counterparty quotations. The total rate of return swaps are more fully described in Note 5.

CBO Bonds Payable — These bonds were valued based on broker quotations, representing the discounted expected future cash flows at a yield which reflects current market interest rates and credit spreads.

Other Bonds Payable — These bonds were valued by discounting expected future cash flows by a rate calculated based on current market conditions for comparable financial instruments, including market interest rates and credit spreads.

Repurchase Agreements — These agreements were valued by reference to current market interest rates and credit spreads.

Junior Subordinated Notes Payable — These notes were valued by discounting expected future cash flows by a rate calculated based on current market conditions for comparable financial instruments, including market interest rates and credit spreads.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 and 2005
(dollars in tables in thousands, except per share data)

8.    DEBT OBLIGATIONS

The following table presents certain information regarding Newcastle’s debt obligations and related hedges:

		December 31, 2007											December 31, 2006
Debt Obligation/Collateral	Month Issued	Outstanding Face Amount	Carrying Value	Unhedged Weighted Average Funding Cost (1)	Final Stated Maturity	Weighted Average Funding Cost (2)	Weighted Average Maturity (Years)	Face Amount of Floating Rate Debt	Collateral Amortized Cost Basis (3)	Collateral Weighted Average Maturity (Years)	Face Amount of Floating Rate Collateral (3)	Aggregate Notional Amount of Current Hedges	Current Face Amount	Carrying Value
CBO Bonds Payable (13)
Portfolio I (4)	Jul 1999	$331,228	$329,229	5.83%	Jul 2038	6.42%	1.3	$236,228	$460,821	3.1	$—	$—	$398,366	$395,646
Portfolio II	Apr 2002	—	—	0.00%	Repaid	0.00%	—	—	—	—	—	—	444,000	441,660
Portfolio III	Mar 2003	—	—	0.00%	Repaid	0.00%	—	—	—	—	—	—	472,000	468,944
Portfolio IV	Sep 2003	—	—	0.00%	Repaid	0.00%	—	—	—	—	—	—	460,000	456,250
Portfolio V	Mar 2004	414,000	411,527	5.18%	Mar 2039	5.05%	4.6	382,750	448,960	4.5	202,039	177,300	414,000	411,014
Portfolio VI	Sep 2004	454,500	451,651	5.14%	Sep 2039	5.15%	5.2	442,500	500,178	4.8	230,380	208,960	454,500	451,137
Portfolio VII	Apr 2005	447,000	443,392	4.93%	Apr 2040	5.20%	6.2	439,600	472,400	5.5	195,383	242,620	447,000	442,870
Portfolio VIII	Dec 2005	442,800	439,276	4.98%	Dec 2050	5.42%	7.5	436,800	495,845	6.9	121,185	341,506	442,800	438,894
Portfolio IX	Nov 2006	807,500	806,927	5.08%	Nov 2052	5.33%	6.1	799,900	791,453	3.8	592,207	161,655	807,500	807,409
Portfolio X	May 2007	585,750	587,214	4.99%	May 2052	5.24%	5.8	585,750	807,634	2.8	609,360	91,979	—	—
Portfolio XI	Jul 2007	1,247,750	1,247,319	4.92%	Jul 2052	5.40%	7.1	1,247,750	1,331,271	5.2	310,842	1,003,394	—	—
		4,730,528	4,716,535			5.37%	5.9	4,571,278	5,308,562	4.5	2,261,396	2,227,414	4,340,166	4,313,824
Other Bonds Payable
ICH loans	Aug 1998	66,173	66,173	6.89%	Aug 2030	6.89%	0.2	—	84,417	0.3	—	—	101,925	101,925
Manufactured housing loans	Jan 2006	184,817	184,117	LIBOR + 1.25%	Jan 2009	6.10%	1.0	184,817	204,781	6.5	3,482	172,897	213,172	211,738
Manufactured housing loans	Aug 2006	298,313	296,508	LIBOR + 1.25%	Aug 2011	7.02%	2.7	298,313	325,194	5.7	56,531	295,771	364,794	362,181
		549,303	546,798			6.69%	1.8	483,130	614,392	5.3	60,013	468,668	679,891	675,844
Notes Payable
Residential mortgage loans	Nov 2004	—	—		Repaid	—	—	—	—	—	—	—	128,866	128,866
Repurchase Agreements (5) (6)
Other real estate securities (12)	Rolling	106,026	106,026	LIBOR + 1.26%	Jan 2008	5.86%	0.1	106,026	22,970	3.1	68,807	—	181,059	181,059
Real estate related loans	Rolling	240,724	240,724	LIBOR + 0.74%	Various (9)	5.38%	0.8	240,724	311,134	1.4	311,219	—	553,944	553,944
Residential mortgage loans	Rolling	81,523	81,523	LIBOR + 0.60%	Jan 2008	5.20%	0.1	81,523	104,630	2.8	102,431	—	25,343	25,343
		428,273	428,273			5.46%	0.5	428,273	438,734	1.9	482,457	—	760,346	760,346
FNMA/FHLMC securities (7)	Rolling	1,206,089	1,206,089	LIBOR + 0.01%	Various (8)	4.83%	0.2	1,206,089	1,235,942	3.3	—	405,654	1,143,749	1,143,749
		1,634,362	1,634,362			5.00%	0.3	1,634,362	1,674,676	2.9	482,457	405,654	1,904,095	1,904,095
Corporate
Credit facility	May 2006	—	—	LIBOR + 1.60%	Terminated	6.20%	—	—	—	—	—	—	93,800	93,800
Junior subordinated notes payable	Mar 2006	100,100	100,100	7.57% (10)	Apr 2036	7.71%	28.3	—	—	—	—	—	100,100	100,100
		100,100	100,100			7.71%	28.3	—	—	—	—	—	193,900	193,900
Subtotal debt obligations		7,014,293	6,997,795			5.42%	4.6	$6,688,770	$7,597,630	4.3	$2,803,866	$3,101,736	7,246,918	7,216,529
Financing on subprime mortgage loans subject to call option (11)	(11)	406,217	393,899										299,176	288,202
Total debt obligations		$7,420,510	$7,391,694										$7,546,094	$7,504,731

(1)	Weighted average, including floating and fixed rate classes and excluding the amortization of deferred financing costs.
(2)	Including the effect of applicable hedges.
(3)	Including restricted cash held in CBOs.
(4)	The notional amount of current hedges excludes a swap with a notional amount of $229.9 million which was de-designated as an accounting hedge at December 31, 2007.
(5)	Subject to potential mandatory prepayments based on collateral value.
(6)	The counterparties on our repurchase agreements include: Bear Stearns ($628.1 million), Lehman Brothers ($485.7 million), JP Morgan ($280.8 million), Deutsche Bank ($137.0 million), Credit Suisse ($62.8 million) and other ($40.0 million).
(7)	Aggregate notional amount of current hedges excludes swaps with an aggregate notional amount of $508.2 million which were de-designated as accounting hedges at December 31, 2007.
(8)	The longest maturity is April 2008.
(9)	The longest maturity is May 2010.
(10)	LIBOR + 2.25% after April 2016.
(11)	Issued in April 2006 and July 2007. See Note 5 regarding the securitizations of Subprime Portfolios I and II.
(12)	Debt carrying value exceeds collateral amortized cost basis due to $98.0 million of repurchase agreements secured by investments in Newcastle’s CBO bonds, which are eliminated in consolidation.
(13)	Collateral is comprised of real estate securities and loans.

Certain of the debt obligations included above are obligations of consolidated subsidiaries of Newcastle which own the related collateral. In some cases, including the CBO and Other Bonds Payable, such collateral is not available to other creditors of Newcastle.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 and 2005
(dollars in tables in thousands, except per share data)

CBO Bonds Payable

One class of CBO bonds, with an aggregate $323.0 million face amount, was issued subject to remarketing procedures and related agreements whereby such bonds are remarketed and sold on a periodic basis. If the bonds are not successfully remarketed and sold, the only effect on Newcastle is that the interest rate on the bonds may increase to a maximum of LIBOR + 0.30%. As of December, 31, 2007, the interest rate on these bonds was LIBOR + 0.22%. As of January 24, 2008, the interest rate on $161.5 million face amount of these bonds reset to LIBOR + 0.30% for one year.

In June and July 2007, Newcastle refinanced three prior CBO issuances with a single CBO issuance which aggregated $1,248 million of issued debt. Newcastle incurred $4.7 million of cash expenses and $8.2 million of non-cash charges in connection with this extinguishment of debt.

Junior Subordinated Notes Payable

In March 2006, Newcastle completed the placement of $100 million of trust preferred securities through its wholly owned subsidiary, Newcastle Trust I (the ‘‘Preferred Trust’’). Newcastle owns all of the common stock of the Preferred Trust. The Preferred Trust used the proceeds to purchase $100.1 million of Newcastle’s junior subordinated notes. These notes represent all of the Preferred Trust’s assets. The terms of the junior subordinated notes are substantially the same as the terms of the trust preferred securities. The trust preferred securities mature in April 2036, but may be redeemed at par beginning in April 2011. Under the provisions of FIN 46R, Newcastle determined that the holders of the trust preferred securities were the primary beneficiaries of the Preferred Trust. As a result, Newcastle did not consolidate the Preferred Trust and has reflected the obligation to the Preferred Trust under the caption Junior Subordinated Notes Payable in its consolidated balance sheet and will account for its investment in the common stock of the Preferred Trust, which is reflected in Investments in Unconsolidated Subsidiaries in the consolidated balance sheet, under the equity method of accounting (Note 3).

Repurchase Agreements Subject to ABCP Facility

In December 2006, Newcastle closed a $2 billion asset backed commercial paper (ABCP) facility through its wholly owned subsidiary, Windsor Funding Trust. This facility provided Newcastle with the ability to finance its FNMA/FHLMC securities with ABCP. Newcastle owns all of the trust certificates of the Windsor Funding Trust. Windsor Funding Trust used the proceeds of the issuance to enter into a repurchase agreement with Newcastle to purchase interests in Newcastle’s FNAM/FHLMC securities. The repurchase agreements represent Windsor Funding Trust’s only asset. The interest rate on the repurchase agreement is effectively the weighted average interest rate on the ABCP. Under the provisions of FIN 46R, Newcastle determined that the noteholders were the primary beneficiaries of the Windsor Funding Trust. As a result, Newcastle did not consolidate the Windsor Funding Trust and has reflected its obligation pursuant to the asset backed commercial paper facility under the caption Repurchase Agreements Subject to ABCP Facility. In August through November 2007, Newcastle refinanced this debt with repurchase agreements. As a result, a non-cash expense of $3.5 million was recorded related to the write-off of deferred financing costs and other hedge related items.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 and 2005
(dollars in tables in thousands, except per share data)

Maturity Table

Newcastle’s debt obligations (gross of $28.8 million of discounts at December 31, 2007) have contractual maturities as follows:

2008	$1,634,362
2009	184,817
2010	—
2011	298,313
2012	—
Thereafter	5,303,018
$7,420,510

Debt Covenants

Newcastle’s debt obligations contain various customary loan covenants. Such covenants do not, in management’s opinion, materially restrict Newcastle’s investment strategy or ability to raise capital. Newcastle is in compliance with all of its loan covenants as of December 31, 2007.

Newcastle’s credit facility contained a covenant that required that it earns positive net income during each period of two consecutive fiscal quarters. As of December 31, 2007, the facility was undrawn and Newcastle was in compliance with this covenant. Because Newcastle had a net loss for the third quarter of 2007, if its net income for the fourth quarter did not sufficiently offset the third quarter net loss, it would have experienced an event of default under the credit facility. If this had occurred, it would not have been permitted to borrow under this facility, and the lender would have had the right to terminate its commitment and to require that any amounts outstanding be paid immediately. In addition, failure to cure an event of default would have resulted in a default under certain of our other non-CBO financing agreements. However, Newcastle had the ability to cure an event of default by terminating the facility at any time. Failure to cure an event of default would have materially negatively impacted its liquidity if it had not able to obtain alternate sources of financing.

In February 2008, prior to the tabulation of its fourth quarter 2007 results, Newcastle terminated the credit facility. The credit facility had been unused since July 2007 and the termination released a significant amount of collateral with which it has generated, and intends to continue to generate, additional liquidity – through selective asset sales or more efficient financing. As of February 25, 2008, Newcastle had $120.0 million of unrestricted cash, which it believes, along with its other sources of liquidity, is sufficient to satisfy its anticipated liquidity needs with respect to its current investment portfolio. At the date of termination, no amounts were outstanding under the credit facility (and Newcastle did not incur any material costs related to the termination); at that time, previously incurred and deferred financing costs of $0.6 million were written off. After terminating the facility, Newcastle subsequently determined that the net loss it incurred in the fourth quarter of 2007, in connection with the recording of other-than-temporary impairment, would have resulted in a breach of the above described covenant.

9.	STOCK OPTION PLAN AND EARNINGS PER SHARE

Newcastle is required to present both basic and diluted earnings per share (‘‘EPS’’). Basic EPS is calculated by dividing net income available for common stockholders by the weighted average number of shares of common stock outstanding during each period. Diluted EPS is calculated by

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 and 2005
(dollars in tables in thousands, except per share data)

dividing net income available for common stockholders by the weighted average number of shares of common stock outstanding plus the additional dilutive effect of common stock equivalents during each period. Newcastle’s common stock equivalents are its stock options. During 2007, 2006 and 2005, based on the treasury stock method, Newcastle had 113,960, 148,538 and 314,125 dilutive common stock equivalents, respectively, resulting from its outstanding options. Net income available for common stockholders is equal to net income less preferred dividends.

In June 2002, Newcastle (with the approval of the board of directors) adopted a nonqualified stock option and incentive award plan (the ‘‘Newcastle Option Plan’’) for officers, directors, consultants and advisors, including the Manager and its employees. The maximum available for issuance is equal to 10% of the number of outstanding equity interests of Newcastle, subject to a maximum of 10,000,000 shares in the aggregate over the term of the plan.

Upon joining the board, the non-employee directors have been, in accordance with the Newcastle Option Plan, automatically granted options to acquire an aggregate of 18,000 shares of common stock. The fair value of such options was not material at the date of grant.

Through December 31, 2007, for the purpose of compensating the Manager for its successful efforts in raising capital for Newcastle, the Manager has been granted options representing the right to acquire 3,523,727 shares of common stock, with strike prices subject to adjustment as necessary to preserve the value of such options in connection with the occurrence of certain events (including capital dividends and capital distributions made by Newcastle). The Manager options represented an amount equal to 10% of the shares of common stock of Newcastle sold in its public offerings and the value of such options was recorded as an increase in stockholders’ equity with an offsetting reduction of capital proceeds received. The options granted to the Manager, which may be assigned by the Manager to its employees, were fully vested on the date of grant and one thirtieth of the options become exercisable on the first day of each of the following thirty calendar months, or earlier upon the occurrence of certain events, such as a change in control of Newcastle or the termination of the Management Agreement. The options expire ten years from the date of issuance.

The following table summarizes Newcastle’s outstanding options at December 31, 2007. Note that the last sales price on the New York Stock Exchange for Newcastle’s common stock in the year ended December 31, 2007 was $12.96.

Recipient	Date of Grant/ Exercise	Number of Options	Weighted Average Exercise Price	Fair Value At Grant Date (Millions)
Directors	Various	18,000	$17.38	Not Material
Manager (B)	2002	700,000	$13.00	$0.4 (A)
Manager (B)	2003	788,227	$21.39	$1.2 (A)
Manager (B)	2004	837,500	$27.06	$1.6 (A)
Manager (B)	2005	330,000	$29.60	$1.1 (A)
Manager (B)	2006	170,000	$29.42	$0.5 (A)
Manager (B)	2007	698,000	$28.98	$2.0 (A)
Excercised (B)	Prior to 2007	(959,920)	$15.55
Excercised (B)	2007	(83,198)	$17.34
Outstanding		2,498,609	$27.04

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 and 2005
(dollars in tables in thousands, except per share data)

(A)	The fair value of the options was estimated using a lattice-based option valuation model. Since the Newcastle Option Plan has characteristics significantly different from those of traded options, and since the assumptions used in such model, particularly the volatility assumption, are subject to significant judgment and variability, the actual value of the options could vary materially from management’s estimate. The assumptions used in such model for the last three years were as follows:

Date of Grant	Volatility	Dividend Yield	Expected Life (Years)	Risk-Free Rate
January 2005	21%	8.45%	10	4.27%
November 2006	21%	8.84%	5	4.69%
January 2007	21%	8.82%	5	4.77%
April 2007	21%	9.95%	5	4.65%

The volatility assumption for these options was estimated based primarily on the historical volatility of Newcastle’s common stock and management’s expectations regarding future volatility. The expected life assumption for options issued subsequent to January 2005 was estimated based on the simplified term method. This simplified method was used because Newcastle does not have sufficient historical data to conclude on the appropriate expected life of its options and because historical data to date is consistent with the simplified term method.

(B)	The Manager assigned certain of its options to its employees as follows:

Date of Grant	Range of Strike Prices	Total Inception to Date
2002	$13.00	269,500
2003	$20.35 – $22.85	332,555
2004	$25.75 – $31.40	321,382
2005	$29.60	125,785
2006	$29.42	76,160
2007	$27.75 – $31.30	270,503
	Total	1,395,885

670,620 of the total options exercised were by the Manager. 368,498 of the total options exercised were by employees of the Manager subsequent to their assignment. 4,000 of the total options exercised were by directors.

10.	MANAGEMENT AGREEMENT AND RELATED PARTY TRANSACTIONS

Manager

Newcastle entered into the Management Agreement with the Manager in June 2002, as amended, which provided for an initial term of one year with automatic one year extensions, subject to certain termination rights. After the initial one year term, the Manager’s performance is reviewed annually and the Management Agreement may be terminated by Newcastle by payment of a termination fee, as defined in the Management Agreement, equal to the amount of management fees earned by the Manager during the twelve consecutive calendar months immediately preceding the termination, upon the affirmative vote of at least two-thirds of the independent directors, or by a majority vote of the holders of common stock. Pursuant to the Management

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 and 2005
(dollars in tables in thousands, except per share data)

Agreement, the Manager, under the supervision of Newcastle’s board of directors, formulates investment strategies, arranges for the acquisition of assets, arranges for financing, monitors the performance of Newcastle’s assets and provides certain advisory, administrative and managerial services in connection with the operations of Newcastle. For performing these services, Newcastle pays the Manager an annual management fee equal to 1.5% of the gross equity of Newcastle, as defined.

The Management Agreement provides that Newcastle will reimburse the Manager for various expenses incurred by the Manager or its officers, employees and agents on Newcastle’s behalf, including costs of legal, accounting, tax, auditing, administrative and other similar services rendered for Newcastle by providers retained by the Manager or, if provided by the Manager’s employees, in amounts which are no greater than those which would be payable to outside professionals or consultants engaged to perform such services pursuant to agreements negotiated on an arm’s-length basis.

To provide an incentive for the Manager to enhance the value of the common stock, the Manager is entitled to receive an incentive return (the ‘‘Incentive Compensation’’) on a cumulative, but not compounding, basis in an amount equal to the product of (A) 25% of the dollar amount by which (1) (a) the Funds from Operations, as defined (before the Incentive Compensation) of Newcastle per share of common stock (based on the weighted average number of shares of common stock outstanding) plus (b) gains (or losses) from debt restructuring and from sales of property and other assets per share of common stock (based on the weighted average number of shares of common stock outstanding), exceed (2) an amount equal to (a) the weighted average of the price per share of common stock in the IPO and the value attributed to the net assets transferred to Newcastle by its predecessor, and in any subsequent offerings by Newcastle (adjusted for prior capital dividends or capital distributions) multiplied by (b) a simple interest rate of 10% per annum (divided by four to adjust for quarterly calculations) multiplied by (B) the weighted average number of shares of common stock outstanding.

	Amounts Incurred (in millions)
	2007	2006	2005
Management Fee	$17.1	$13.5	$12.8
Expense Reimbursement	0.5	0.5	0.5
Incentive Compensation	6.2	12.2	7.6

At December 31, 2007, the Manager, through its affiliates, and principals of Fortress, owned 5.1 million shares of Newcastle’s common stock and the Manager, through its affiliates, had options to purchase an additional 1.5 million shares of Newcastle’s common stock (Note 9).

At December 31, 2007, Due To Affiliates is comprised of $6.2 million of incentive compensation payable and $1.5 million of management fees and expense reimbursements payable to the Manager.

Other Affiliates

In November 2003, Newcastle and a private investment fund managed by an affiliate of its manager co-invested and each indirectly own an approximately 38% interest in a limited liability company (Note 3) that has acquired a pool of franchise loans from a third party financial institution. Newcastle’s investment in this entity, reflected as an investment in an unconsolidated subsidiary on Newcastle’s consolidated balance sheet, was approximately $11.0 million at December 31, 2007. The remaining approximately 24% interest in the limited liability company is owned by the above-referenced third party financial institution.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 and 2005
(dollars in tables in thousands, except per share data)

In March 2004, Newcastle and a private investment fund managed by an affiliate of Newcastle’s manager co-invested and each indirectly own an approximately 49% interest in two limited liability companies (Note 3) that have acquired, in a sale-leaseback transaction, a portfolio of convenience and retail gas stores from a public company. This investment was financed with nonrecourse debt at the limited liability company level and Newcastle’s investment in this entity, reflected as an investment in an unconsolidated subsidiary on Newcastle’s consolidated balance sheet, was approximately $13.4 million at December 31, 2007. In March 2005, the property management agreement related to these properties was transferred to an affiliate of Newcastle’s manager from a third party servicer; Newcastle’s allocable portion of the related fees, approximately $20,000 per year for three years, was not changed.

In January 2005, Newcastle entered into a servicing agreement with a portfolio company of a private equity fund advised by an affiliate of Newcastle’s manager for them to service a portfolio of manufactured housing loans (Note 5), which was acquired at the same time. As compensation under the servicing agreement, the portfolio company will receive, on a monthly basis, a net servicing fee equal to 1.00% per annum on the unpaid principal balance of the loans being serviced. In January 2006, Newcastle closed on a new term financing of this portfolio. In connection with this term financing, Newcastle renewed its servicing agreement at the same terms. The outstanding unpaid principal balance of this portfolio was approximately $215.2 million at December 31, 2007.

In April 2006, Newcastle securitized Subprime Portfolio I and, through Securitization Trust 2006, entered into a servicing agreement with a subprime home equity mortgage lender (the ‘‘Subprime Servicer’’) to service this portfolio. In July 2006, private equity funds managed by an affiliate of Newcastle’s manager completed the acquisition of the Subprime Servicer. As compensation under the servicing agreement, the Subprime Servicer will receive, on a monthly basis, a net servicing fee equal to 0.5% per annum on the unpaid principal balance of the portfolio. In March 2007, through Securitization Trust 2007, Newcastle entered into a servicing agreement with the Subprime Servicer to service Subprime Portfolio II under substantially the same terms. The outstanding unpaid principal balances of Subprime Portfolios I and II were approximately $898.5 million and $1.0 billion at December 31, 2007, respectively.

In August 2006, Newcastle acquired a portfolio of manufactured housing loans. The loans are being serviced by a portfolio company of a private equity fund advised by an affiliate of Newcastle’s manager. As compensation under the servicing agreement, the servicer will receive, on a monthly basis, a net servicing fee equal to 0.625% per annum on the unpaid principal balance of the portfolio plus an incentive fee if the performance of the loans meets certain thresholds. The outstanding unpaid principal balance of this portfolio was approximately $326.9 million at December 31, 2007.

In September 2006, Newcastle was a co-lender with two private investment funds managed by an affiliate of Newcastle’s manager in a new real estate related loan. The loan is secured by a first mortgage interest on a parcel of land in Arizona. Newcastle owns a 20% interest in the loan and the private investment funds own an 80% interest in the loan. Major decisions require the unanimous approval of the holders of interests in the loan, while other decisions require the approval of a majority of holders of interests in the loan. Newcastle and its affiliated investment funds are each entitled to transfer all or any portion of their respective interests in the loan to third parties. In October 2006, Newcastle and the private investment funds sold, on a pro-rata basis, a $125.0 million senior participation interest in the loan to an unaffiliated third party, resulting in Newcastle owning a 20% interest in the junior participation interest in the loan. Newcastle’s investment in this loan was approximately $30.0 million at December 31, 2007.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 and 2005
(dollars in tables in thousands, except per share data)

As of December 31, 2007, Newcastle held on its balance sheet total investments of $225.3 million face amount of real estate securities and related loans issued by affiliates of its manager, and $125.2 million face amount of real estate loans issued by affiliates of its manager financed under total rate of return swaps, and earned approximately $20.1 million, $18.5 million and $13.7 million of interest on such investments for the years ended December 31, 2007, 2006 and 2005, respectively.

In each instance described above, affiliates of Newcastle’s manager have an investment in the applicable affiliated fund and receive from the fund, in addition to management fees, incentive compensation if the fund’s aggregate investment returns exceed certain thresholds.

11.	COMMITMENTS AND CONTINGENCIES

Remarketing Agreements — One class of CBO bonds (Note 8), with an aggregate $323.0 million face amount, was issued subject to remarketing procedures and related agreements whereby such bonds are remarketed and sold on a periodic basis. If the bonds are not successfully remarketed and sold, the only effect on Newcastle is that the interest rate on the bonds may increase to a maximum of LIBOR + 0.30%. As of December 31, 2007, the interest rate on these bonds was LIBOR + 0.22%. As of January 24, 2008, the interest rate on $161.5 million face amount of these bonds reset to LIBOR + 0.30% for one year.

In connection with the remarketing procedures described above, a backstop agreement was created whereby a third party financial institution is required to purchase the $323.0 million face amount of bonds at the end of any remarketing period if such bonds could not be resold in the market by the remarketing agent. Newcastle pays an annual fee of 0.15% of the outstanding face amount of such bonds under this agreement.

In addition, the remarketing agent is paid an annual fee of 0.05% of the outstanding face amount of such bonds under the remarketing agreements.

Loan Commitment   —   With respect to one of its real estate related loans, Newcastle was committed to fund up to an additional $101.1 million at December 31, 2007, subject to certain conditions to be met by the borrowers.

Stockholder Rights Agreement — Newcastle has adopted a stockholder rights agreement (the ‘‘Rights Agreement’’). Pursuant to the terms of the Rights Agreement, Newcastle will attach to each share of common stock one preferred stock purchase right (a ‘‘Right’’). Each Right entitles the registered holder to purchase from Newcastle a unit consisting of one one-hundredth of a share of Series A Junior Participation Preferred Stock, par value $0.01 per share, at a purchase price of $70 per unit. Initially, the Rights are not exercisable and are attached to and transfer and trade with the outstanding shares of common stock. The Rights will separate from the common stock and will become exercisable upon the acquisition or tender offer to acquire a 15% beneficial ownership interest by an acquiring person, as defined. The effect of the Rights Agreement will be to dilute the acquiring party’s beneficial interest. Until a Right is exercised, the holder thereof, as such, will have no rights as a stockholder of Newcastle.

Litigation — Newcastle is, from time to time, a defendant in legal actions from transactions conducted in the ordinary course of business. Management, after consultation with legal counsel, believes the ultimate liability arising from such actions which existed at December 31, 2007, if any, will not materially affect Newcastle’s consolidated results of operations or financial position (Note 8).

Environmental Costs — As a commercial real estate owner, Newcastle is subject to potential environmental costs. At December 31, 2007, management of Newcastle is not aware of any

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 and 2005
(dollars in tables in thousands, except per share data)

environmental concerns that would have a material adverse effect on Newcastle’s consolidated financial position or results of operations.

Debt Covenants — Newcastle’s debt obligations contain various customary loan covenants. Such covenants do not, in management’s opinion, materially restrict Newcastle’s investment strategy or ability to raise capital at this time. Newcastle is in compliance with all of its loan covenants at December 31, 2007 (Note 8).

Exit Fee — One of Newcastle’s loan investments provides for an $8.9 million contractual exit fee which Newcastle will begin to accrue for if and when management believes it is probable that such exit fee will be received.

Subprime Securitizations — Newcastle has no obligation to repurchase any loans from either of its subprime securitizations. Therefore, it is expected that Newcastle’s exposure to loss is limited to the carrying amount of its retained interests in the securitization entities (Note 5). A subsidiary of Newcastle’s gave limited representations and warranties with respect to the second securitization; however, it has no assets and does not have recourse to the general credit of Newcastle.

Total Rate of Return Swaps — Newcastle’s exposure to loss on these swaps is limited to their fair value plus their notional amount (Note 5).

Stock Repurchase — In August 2007, Newcastle’s board of directors approved a potential repurchase of up to $100 million of Newcastle’s common stock. As of February 26, 2008, no shares have been repurchased.

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

Since Newcastle distributed 100% of its 2007, 2006 and 2005 REIT taxable income, no provision has been made for U.S. federal corporate income taxes in the accompanying consolidated financial statements, except in connection with Newcastle’s taxable REIT subsidiary (‘‘TRS’’). As a result of the timing of distributions of 2007 REIT taxable income, Newcastle expects to pay approximately $0.4 million of federal excise tax.

Distributions relating to 2007, 2006, and 2005 were taxable as follows:

	Dividends Per Share (A)
	Book Basis	Tax Basis	Ordinary/ Qualified Income	Capital Gains	Return of Capital
2007	$2.850	$2.850	100.00%	—	None
2006	$2.615	$2.948	100.00%	—	None
2005	$2.500	$2.540	86.41%	13.59%	None

(A)	Any excess of book basis dividends over tax basis dividends would generally be carried forward to the next year for tax purposes.

Dividends in Excess of Earnings includes ($14.5 million) related to the operations of Newcastle’s predecessor.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 and 2005
(dollars in tables in thousands, except per share data)

Newcastle has elected to treat NC Circle Holdings II LLC as a taxable REIT subsidiary (‘‘TRS’’), effective February 27, 2004. NC Circle Holdings II LLC owned a portion of Newcastle’s investment in a portfolio of convenience and retail gas stores as described in Note 3. For taxable income generated by NC Circle Holdings II LLC, Newcastle has provided for relevant income taxes based on a blended statutory rate of 40%. Newcastle accounts for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. No such material differences have been recognized through December 31, 2007.

13.	SUBSEQUENT EVENTS

In January 2008, Newcastle repurchased $16.0 million face amount of a class of CBO bond for $6.7 million. As a result, Newcastle extinguished $16.0 million face amount of CBO debt.

In January and February 2008, Newcastle sold face amounts of approximately $762.5 million of FNMA/FHLMC securities and $501.5 million of non-FNMA/FHLMC securities. Newcastle received paydowns totaling $11.6 million on these assets in 2008 until the assets were sold. Concurrent with the sales, Newcastle terminated the related interest rate swap and interest rate cap agreements which were de-designated as hedges for accounting purposes at December 31, 2007. As a result, a portion of the gain on sale from these assets was offset by the loss on the termination of the derivatives.

In January and February 2008, Newcastle repaid $758.8 million of repurchase agreements.

In February 2008, Newcastle repaid in full the debt associated with our first CBO in the amount of $331.2 million.

The table below summarizes our gains (losses) recorded in connection with these transactions (dollars in thousands):

	4th Quarter 2007	1st Quarter 2008	Total
Related to asset sales (1)	$(15,573)	$1,324	$(14,249)
Related to the termination of derivatives and debt extinguishment
Termination of interest rate swaps	(1,614)	(2,540)	(4,154)
Termination of total return swaps		(3,161)	(3,161)
Debt extinguishment		8,144	8,144
Total gains (losses)	$(17,187)	$3,767	$(13,420)

(1)	Including the losses on certain derivatives.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 and 2005
(dollars in tables in thousands, except per share data)

14.	SUMMARY QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

The following is unaudited summary information on Newcastle’s quarterly operations.

	Quarter Ended				Year Ended December 31
2007	March 31 (A)	June 30 (A)	September 30 (A)	December 31
Gross Revenues	$166,429	$205,921	$168,865	$146,842	$688,057
Operating expenses	(14,116)	(22,129)	(11,862)	(14,740)	(62,847)
Operating income	152,313	183,792	157,003	132,102	625,210
Interest expense	(116,757)	(133,917)	(117,434)	(108,880)	(476,988)
Loss on extinguishment of debt	—	(7,280)	(7,752)	—	(15,032)
Other-than-temporary impairment	—	(5,953)	(67,860)	(128,789)	(202,602)
Depreciation and amortization	(199)	(342)	(359)	(512)	(1,412)
Equity in earnings of unconsolidated subsidiaries (B)	847	819	488	3,236	5,390
Income (loss) from continuing operations	36,204	37,119	(35,914)	(102,843)	(65,434)
Income (loss) from discontinued operations	(13)	(6)	17	(21)	(23)
Preferred dividends	(2,515)	(3,375)	(3,375)	(3,375)	(12,640)
Income applicable to common stockholders	$33,676	$33,738	$(39,272)	$(106,239)	$(78,097)
Net Income per share of common stock
Basic	$0.71	$0.64	$(0.74)	$(2.01)	$(1.52)
Diluted	$0.70	$0.64	$(0.74)	$(2.01)	$(1.52)
Income from continuing operations per share of common stock, after preferred dividends and related accretion
Basic	$0.71	$0.64	$(0.74)	$(2.01)	$(1.52)
Diluted	$0.70	$0.64	$(0.74)	$(2.01)	$(1.52)
Income (loss) from discontinued operations per share of common stock
Basic	$—	$—	$—	$—	$—
Diluted	$—	$—	$—	$—	$—
Weighted average number of shares of common stock outstanding
Basic	47,573	52,274	52,779	52,779	51,369
Diluted	47,823	52,467	52,779	52,779	51,369

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 and 2005
(dollars in tables in thousands, except per share data)

	Quarter Ended				Year Ended December 31
2006	March 31 (A)	June 30 (A)	September 30 (A)	December 31
Gross Revenues	$123,548	$129,685	$144,094	$155,940	$553,267
Operating expenses	(16,911)	(10,999)	(13,032)	(14,581)	(55,523)
Operating income	106,637	118,686	131,062	141,359	497,744
Interest expense	(76,965)	(87,909)	(100,239)	(109,156)	(374,269)
Loss on extinguishment of debt	—	(658)	—	—	(658)
Depreciation and amortization	(199)	(278)	(290)	(318)	(1,085)
Equity in earnings of unconsolidated subsidiaries (B)	1,195	1,215	1,506	2,052	5,968
Income from continuing operations	30,668	31,056	32,039	33,937	127,700
Income (loss) from discontinued operations	251	(26)	(12)	10	223
Preferred dividends	(2,328)	(2,329)	(2,328)	(2,329)	(9,314)
Income available for common stockholders	$28,591	$28,701	$29,699	$31,618	$118,609
Net Income per share of common stock
Basic	$0.65	$0.65	$0.68	$0.70	$2.68
Diluted	$0.65	$0.65	$0.67	$0.70	$2.67
Income from continuing operations per share of common stock, after preferred dividends and related accretion
Basic	$0.64	$0.65	$0.68	$0.70	$2.67
Diluted	$0.64	$0.65	$0.67	$0.70	$2.67
Income (loss) from discontinued operations per share of common stock
Basic	$0.01	$0.00	$0.00	$0.00	$0.01
Diluted	$0.01	$0.00	$0.00	$0.00	$0.00
Weighted average number of shares of common stock outstanding
Basic	43,945	43,991	44,000	45,129	44,269
Diluted	44,064	44,071	44,137	45,385	44,417

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 and 2005
(dollars in tables in thousands, except per share data)

	Quarter Ended				Year Ended December 31
2005	March 31 (A)	June 30 (A)	September 30 (A)	December 31
Gross Revenues	$83,663	$92,065	$99,850	$102,635	$378,213
Operating expenses	(9,114)	(8,832)	(12,934)	(11,008)	(41,888)
Operating income	74,549	83,233	86,916	91,627	336,325
Interest expense	(48,766)	(55,791)	(58,681)	(63,208)	(226,446)
Depreciation and amortization	(136)	(135)	(182)	(188)	(641)
Equity in earnings of unconsolidated subsidiaries (B)	1,853	1,393	1,061	1,302	5,609
Income from continuing operations	27,500	28,700	29,114	29,533	114,847
Income (loss) from discontinued operations	1,184	781	86	57	2,108
Preferred dividends	(1,523)	(1,524)	(1,523)	(2,114)	(6,684)
Income available for common stockholders	$27,161	$27,957	$27,677	$27,476	$110,271
Net Income per share of common stock
Basic	$0.63	$0.64	$0.63	$0.63	$2.53
Diluted	$0.62	$0.63	$0.63	$0.63	$2.51
Income from continuing operations per share of common stock, after preferred dividends and related accretion
Basic	$0.60	$0.62	$0.63	$0.63	$2.48
Diluted	$0.59	$0.61	$0.63	$0.63	$2.46
Income (loss) from discontinued operations per share of common stock
Basic	$0.03	$0.02	$0.00	$0.00	$0.05
Diluted	$0.03	$0.02	$0.00	$0.00	$0.05
Weighted average number of shares of common stock outstanding
Basic	43,222	43,768	43,790	43,897	43,672
Diluted	43,629	44,127	44,121	44,059	43,986

(A)	The Income Available for Common Stockholders shown agrees with Newcastle’s quarterly report(s) on Form 10-Q as filed with the Securities and Exchange Commission. However, individual line items may vary from such report(s) due to the operations of properties sold, or classified as held for sale, during subsequent periods being retroactively reclassified to Income for Discontinued Operations for all periods presented (Note 5).
(B)	Net of income taxes on related taxable subsidiaries.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

(a)	Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’)) as of the end of the period covered by this report. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information is recorded, processed, summarized and reported accurately and on a timely basis. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

(b)	Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Acts) during the most recent fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management concluded that, as of December 31, 2007, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. This report appears at the beginning of ‘‘Financial Statements and Supplementary Data.’’

By: /s/ Kenneth M. Riis
        Kenneth M. Riis
        Chief Executive Officer

By: /s/ Debra A. Hess
        Debra A. Hess
        Chief Financial Officer

Item 9B.    Other Information.

None.

PART III

Item 10.    Directors, Executive Officers AND Corporate Governance.

Incorporated by reference to our definitive proxy statement for the 2008 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days after the fiscal year ended December 31, 2007.

Item 11.    Executive Compensation.

Incorporated by reference to our definitive proxy statement for the 2008 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days after the fiscal year ended December 31, 2007.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated by reference to our definitive proxy statement for the 2008 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days after the fiscal year ended December 31, 2007.

Item 13.    Certain Relationships and Related Transactions, Director Independence.

Incorporated by reference to our definitive proxy statement for the 2008 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days after the fiscal year ended December 31, 2007.

Item 14.    Principal Accountant Fees and Services.

Incorporated by reference to our definitive proxy statement for the 2008 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days after the fiscal year ended December 31, 2007.

PART IV

Item 15.    Exhibits; Financial Statement Schedules.

(a)	and (c) Financial statements and schedules:

See ‘‘Financial Statements and Supplementary Data.’’

(b)	Exhibits filed with this Form 10-K:

3.1	Articles of Amendment and Restatement (incorporated by reference to the Registrant’s Registration Statement on Form S-11 (File No. 333-90578), Exhibit 3.1).

3.2	Articles Supplementary relating to the Series B Preferred Stock (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003, Exhibit 3.3).

3.3	Articles Supplementary relating to the Series C Preferred Stock (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 3.3, filed on October 25, 2005).

3.4	Articles Supplementary relating to the Series D Preferred Stock (incorporated by reference to the Registrant’s Report on Form 8-A, Exhibit 3.1, filed on March 14, 2007).

3.5	Amended and Restated By-laws (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on May 5, 2006).

4.1	Rights Agreement between the Registrant and American Stock Transfer and Trust Company, as Rights Agent, dated October 16, 2002 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2003, Exhibit 4.1).

10.1	Amended and Restated Management and Advisory Agreement by and among the Registrant and FIG LLC (formerly known as Fortress Investment Group LLC), dated June 23 2003 (incorporated by reference to the Registrant’s Statement on Form S-11 (File No. 333-106135), Exhibit 10.1).

10.2	Newcastle Investment Corp. Nonqualified Stock Option and Incentive Award Plan Amended and Restated Effective as of February 11, 2004 (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, Exhibit 10.2).

12.1    Statements re: Computation of Ratios.

21.1	Subsidiaries of the Registrant.

23.1    Consent of Ernst & Young LLP, independent accountants.

31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

NEWCASTLE INVESTMENT CORP.
February 29, 2008
By:	/s/ Wesley R. Edens
Wesley R. Edens
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

February 29, 2008
By:	/s/ Kenneth M. Riis
Kenneth M. Riis
Chief Executive Officer
February 29, 2008
By:	/s/ Debra A. Hess
Debra A. Hess
Chief Financial Officer
February 29, 2008
By:	/s/ Kevin J. Finnerty
Kevin J. Finnerty
Director
February 29, 2008
By:	/s/ Stuart A. McFarland
Stuart A. McFarland
Director
February 29, 2008
By:	/s/ David K. McKown
David K. McKown
Director
February 29, 2008
By:	/s/ Peter M. Miller
Peter M. Miller
Director

Exhibit Index

3.1	Articles of Amendment and Restatement (incorporated by reference to the Registrant’s Registration Statement on Form S-11 (File No. 333-90578), Exhibit 3.1).
3.2	Articles Supplementary relating to the Series B Preferred Stock (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003, Exhibit 3.3).
3.3	Articles Supplementary relating to the Series C Preferred Stock (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 3.3, filed on October 25, 2005).
3.4	Articles Supplementary relating to the Series D Preferred Stock (incorporated by reference to the Registrant’s Report on Form 8-A, Exhibit 3.1, filed on March 14, 2007).
3.5	Amended and Restated By-laws (incorporated by reference to the Registrant’s Current Report on Form 8-K (Exhibit 3.1, filed on May 5, 2006).
4.1	Rights Agreement between the Registrant and American Stock Transfer and Trust Company, as Rights Agent, dated October 16, 2002 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2002, Exhibit 4.1).
10.1	Amended and Restated Management and Advisory Agreement by and among the Registrant and FIG LLC (formerly known as Fortress Investment Group LLC), dated June 23, 2003 (incorporated by reference to the Registrant’s Statement on Form S-11 (File No. 333-106135), Exhibit 10.1).
10.2	Newcastle Investment Corp. Nonqualified Stock Option and Incentive Award Plan Amended and Restated Effective as of February 11, 2004 (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, Exhibit 10.2).
12.1	Statements re: Computation of Ratios.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Ernst & Young LLP, independent accountants.
31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.