Form 10-Q
period 2008-03-31
NEWCASTLE INVESTMENT CORP
filed 2008-05-12
CIK 1175483

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    (Do not check if a smaller reporting company)

Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Common stock, $0.01 par value per share: 52,780,429 shares outstanding as of May 9, 2008.

NEWCASTLE INVESTMENT CORP.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	March 31, 2008 (Unaudited)	December 31, 2007
Assets
Real estate securities, available for sale	$3,090,024	$4,835,884
Real estate related loans, net	1,818,908	1,856,978
Residential mortgage loans, net	609,073	634,605
Subprime mortgage loans subject to call option	394,913	393,899
Investments in unconsolidated subsidiaries	15,500	24,477
Operating real estate, held for sale	33,458	34,399
Cash and cash equivalents	118,014	55,916
Restricted cash	122,991	133,126
Derivative assets	—	4,114
Receivables and other assets	50,623	64,372

	$6,253,504	$8,037,770

Liabilities and Stockholders’ Equity
Liabilities
CBO bonds payable	$4,368,664	$4,716,535
Other bonds payable	476,651	546,798
Repurchase agreements	710,434	1,634,362
Financing of subprime mortgage loans subject to call option	394,913	393,899
Junior subordinated notes payable (security for trust preferred)	100,100	100,100
Derivative liabilities	232,130	133,510
Dividends payable	15,445	40,251
Due to affiliates	7,741	7,741
Accrued expenses and other liabilities	12,405	16,949

	6,318,483	7,590,145

Stockholders’ Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized, 2,500,000 shares of 9.75% Series B Cumulative Redeemable Preferred Stock, 1,600,000 shares of 8.05% Series C Cumulative Redeemable Preferred Stock, and 2,000,000 shares of 8.375% Series D Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, issued and outstanding	152,500	152,500
Common stock, $0.01 par value, 500,000,000 shares authorized, 52,780,429 and 52,779,179 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	528	528
Additional paid-in capital	1,033,341	1,033,326
Dividends in excess of earnings	(293,687)	(236,213)
Accumulated other comprehensive income (loss)	(957,661)	(502,516)

	(64,979)	447,625

	$6,253,504	$8,037,770

See notes to consolidated financial statements

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(dollars in thousands, except share data)

	Three Months Ended March 31,
	2008	2007
Revenues
Interest income	$132,894	$162,216

	132,894	162,216

Expenses
Interest expense	89,375	116,751
Loan and security servicing expense	1,730	1,983
Provision for credit losses	2,505	2,036
General and administrative expense	1,592	1,293
Management fee to affiliate	4,597	3,906
Incentive compensation to affiliate	—	3,688
Depreciation and amortization	72	73

	99,871	129,730

Operating Income	33,023	32,486

Other Income (Loss)
Gain (loss) on sale of investments, net	6,526	2,212
Other income (loss), net	(19,308)	717
Other-than-temporary impairment	(46,372)	—
Loan impairment	(20,326)	—
Gain (loss) on extinguishment of debt	8,533	—
Equity in earnings of unconsolidated subsidiaries	708	847

	(70,239)	3,776

Income (loss) from continuing operations	(37,216)	36,262
Income (loss) from discontinued operations	(3,688)	(71)

Net Income (Loss)	(40,904)	36,191
Preferred dividends	(3,375)	(2,515)

Income (Loss) Applicable to Common Stockholders	$(44,279)	$33,676

Income (Loss) Per Share of Common Stock
Basic	$(0.84)	$0.71

Diluted	$(0.84)	$0.70

Income (loss) from continuing operations per share of common stock, after preferred dividends
Basic	$(0.77)	$0.71

Diluted	$(0.77)	$0.70

Income (loss) from discontinued operations per share of common stock
Basic	$(0.07)	$(0.00)

Diluted	$(0.07)	$(0.00)

Weighted Average Number of Shares of Common Stock Outstanding
Basic	52,780,319	47,572,895

Diluted	52,780,319	47,823,497

Dividends Declared per Share of Common Stock	$0.25	$0.69

See notes to consolidated financial statements

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

(dollars in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Dividends in Excess of Earnings	Accum. Other Comp. Income (Loss)	Total Stock- holders’ Equity
	Shares	Amount	Shares	Amount
Stockholders’ equity - December 31, 2007	6,100,000	$152,500	52,779,179	$528	$1,033,326	$(236,213)	$(502,516)	$447,625
Dividends declared	—	—	—	—	—	(16,570)	—	(16,570)
Issuance of common stock to directors	—	—	1,250	—	15	—	—	15
Comprehensive income:
Net income (loss)	—	—	—	—	—	(40,904)	—	(40,904)
Net unrealized (loss) on securities	—	—	—	—	—	—	(332,119)	(332,119)
Reclassification of net realized (gain) on securities into earnings	—	—	—	—	—	—	(7,439)	(7,439)
Foreign currency translation	—	—	—	—	—	—	(598)	(598)
Net unrealized (loss) on derivatives designated as cash flow hedges	—	—	—	—	—	—	(114,684)	(114,684)
Reclassification of net realized (gain) on derivatives designated as cash flow hedges into earnings	—	—	—	—	—	—	(305)	(305)

Total comprehensive income (loss)								(496,049)

Stockholders’ equity - March 31, 2008	6,100,000	$152,500	52,780,429	$528	$1,033,341	$(293,687)	$(957,661)	$(64,979)

See notes to consolidated financial statements

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2008	2007
Cash Flows From Operating Activities
Net income (loss)	$(40,904)	$36,191
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities (inclusive of amounts related to discontinued operations):
Depreciation and amortization	420	329
Accretion of discount and other amortization	(10,713)	(3,429)
Deferred rent	90	73
Provision for credit losses	2,505	2,036
Non-cash directors’ compensation	15	—
(Gain) on sale of investments	(6,951)	(2,212)
Unrealized (gain) loss on non-hedge derivatives and hedge ineffectiveness	20,294	(471)
Other-than-temporary impairment	49,872	—
Loan impairment	20,326	—
(Gain) on extinguishment of debt	(8,533)	—
Equity in earnings of unconsolidated subsidiaries	(708)	(847)
Distributions of earnings from unconsolidated subsidiaries	708	847
Purchase of loans held for sale	—	(992,031)

Change in:
Restricted cash	2,965	(22,645)
Receivables and other assets	10,609	(17,233)
Due to affiliates	—	(8,430)
Accrued expenses and other liabilities	(2,421)	5,631

Net cash provided by (used in) operating activities	37,574	(1,002,191)

Cash Flows From Investing Activities
Purchase of real estate securities	—	(225,808)
Proceeds from sale of real estate securities	1,151,012	51,673
Purchase of and advances on loans	12,386	(574,698)
Repayments of loan and security principal	119,293	124,559
Margin received on derivative instruments	38,539	20,946
Margin deposited on derivative instruments	(42,037)	(26,691)
Margin deposits on total rate of return swaps (treated as derivative instruments)	(14,236)	(48,636)
Return of margin deposits on total rate of return swaps (treated as derivative instruments)	26,325	29,316
Net proceeds from termination of derivative instruments	(33,936)	208
Purchase and improvement of operating real estate	(613)	(144)
Distributions of capital from unconsolidated subsidiaries	8,977	90

Net cash provided by (used in) in investing activities	1,265,710	(649,185)

Continued on Page 5

See notes to consolidated financial statements

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2008	2007
Cash Flows From Financing Activities
Repayments of CBO bonds payable	(332,643)	(32,210)
Repayments of other bonds payable	(70,471)	(26,407)
Repayments of notes payable	—	(18,944)
Borrowings under repurchase agreements	20,818	1,776,665
Repayments of repurchase agreements	(945,246)	(338,947)
Return of margin deposits under repurchase agreements	5,457	—
Issuance of repurchase agreements subject to ABCP facility	—	216,672
Repayments of repurchase agreements subject to ABCP facility	—	(48,212)
Draws under credit facility	—	308,800
Repayments of credit facility	—	(277,100)
Issuance of common stock	—	75,746
Costs related to issuance of common stock	52	(732)
Exercise of common stock options	—	1,271
Issuance of preferred stock	—	50,000
Costs related to issuance of preferred stock	—	(1,747)
Dividends paid	(41,376)	(33,872)
Payment of deferred financing costs	—	(1,049)
Restricted cash returned from refinancing activities	122,223	—

Net cash provided by (used in) financing activities	(1,241,186)	1,649,934

Net Increase (Decrease) in Cash and Cash Equivalents	62,098	(1,442)

Cash and Cash Equivalents, Beginning of Period	55,916	5,371

Cash and Cash Equivalents, End of Period	$118,014	$3,929

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest expense	$63,506	$101,458
Cash paid during the period for income taxes	$—	$—

Supplemental Schedule of Non-Cash Investing and Financing Activities
Common stock dividends declared but not paid	$13,195	$33,265
Preferred stock dividends declared but not paid	$2,250	$1,552

See notes to consolidated financial statements

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2008

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

Approximately 5.1 million shares of Newcastle’s common stock were held by the Manager, through its affiliates, and its principals at March 31, 2008. In addition, the Manager, through its affiliates, held options to purchase approximately 1.5 million shares of Newcastle’s common stock at March 31, 2008.

The accompanying consolidated financial statements and related notes of Newcastle have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under U.S. generally accepted accounting principles have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of Newcastle’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These financial statements should be read in conjunction with Newcastle’s consolidated financial statements for the year ended December 31, 2007 and notes thereto included in Newcastle’s annual report on Form 10-K filed with the Securities and Exchange Commission. Capitalized terms used herein, and not otherwise defined, are defined in Newcastle’s consolidated financial statements for the year ended December 31, 2007.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2008

(dollars in tables in thousands, except share data)

2. INFORMATION REGARDING BUSINESS SEGMENTS

Newcastle conducts its business through three primary segments: real estate securities and real estate related loans, residential mortgage loans, and operating real estate.

Summary financial data on Newcastle’s segments is given below, together with a reconciliation to the same data for Newcastle as a whole:

	Real Estate Securities and Real Estate Related Loans	Residential Mortgage Loans	Operating Real Estate	Unallocated	Total
Three Months then Ended March 31, 2008
Gross revenues	$105,062	$27,296	$—	$536	$132,894
Operating expenses	(647)	(3,590)	—	(6,187)	(10,424)
Interest expense	(69,899)	(17,597)	—	(1,879)	(89,375)
Depreciation and amortization	—	—	—	(72)	(72)

Operating income (loss)	34,516	6,109	—	(7,602)	33,023
Other income (loss)	(66,848)	(3,390)	589	(590)	(70,239)

Income (loss) from continuing operations	(32,332)	2,719	589	(8,192)	(37,216)
Income (loss) from discontinued operations	—	—	(3,688)	—	(3,688)

Net income (loss)	(32,332)	2,719	(3,099)	(8,192)	(40,904)
Preferred dividends	—	—	—	(3,375)	(3,375)

Income (loss) applicable to common stockholders	$(32,332)	$2,719	$(3,099)	$(11,567)	$(44,279)

March 31, 2008
Total Assets
Carrying value	$5,010,092	$1,072,586	$49,416	$121,410	$6,253,504
Amortized cost basis	$5,757,634	$1,072,586	$49,416	$121,410	$7,001,046
Fair value (A)	$4,854,319	$1,066,805	$49,416	$121,410	$6,091,950
Debt
Nonrecourse, carrying value	$4,381,555	$858,673	$—	$—	$5,240,228
Recourse, carrying value	$701,092	$9,342	$—	$100,100	$810,534
Total, fair value	$3,877,952	$856,629	$—	$78,001	$4,812,582
Equity
GAAP book value	$(274,896)	$168,719	$47,291	$(158,593)	$(217,479)
Adjusted book value (B)	$774,025	$174,324	$47,291	$(136,494)	$859,146
Adjusted book value per share (B)					$16.28

December 31, 2007
Total assets	$6,823,061	$1,103,321	$53,065	$58,323	$8,037,770

Three Months Ended March 31, 2007
Gross revenues	$132,643	$29,493	$—	$80	$162,216
Operating expenses	(613)	(3,436)	—	(8,857)	(12,906)
Interest expense	(93,342)	(19,738)	—	(3,671)	(116,751)
Depreciation and amortization	—	—	—	(73)	(73)

Operating income (loss)	38,688	6,319	—	(12,521)	32,486
Other income (loss)	3,046	153	576	1	3,776

Income (loss) from continuing operations	41,734	6,472	576	(12,520)	36,262
Income (loss) from discontinued operations	—	—	(71)	—	(71)

Net income (loss)	41,734	6,472	505	(12,520)	36,191
Preferred dividends	—	—	—	(2,515)	(2,515)

Income (loss) applicable to common stockholders	$41,734	$6,472	$505	$(15,035)	$33,676

(A)	Only financial instruments are reflected at fair value, other assets are reflected at their carrying value.
(B)	Represents GAAP book value as if Newcastle had elected to measure all of its financial assets and liabilities at fair value under SFAS 159.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2008

(dollars in tables in thousands, except share data)

At March 31, 2008 and 2007, Newcastle had $19.2 million and $21.4 million, respectively, of long-lived assets in Canada. In connection with such assets, Newcastle recognized revenue of $.9 million and $.7 million for the three months ended March 31, 2008 and 2007, respectively.

Newcastle has committed to a plan, and is actively working, to sell all of its operating real estate. As a result, all of the real estate has been classified as held for sale at March 31, 2008 and marked to the lower of cost or market, resulting in a recorded loss of $3.5 million. All of the related operations, including this loss, have been classified as discontinued operations for all periods presented.

Gain (Loss) on Sale of Investments, Net and Other Income (Loss), Net

These items are comprised of the following:

	Three Months Ended March 31,
	2008	2007
Gain (loss) on sale of investments, net
Gain on sale of real estate securities	$6,459	$8,108
Loss on sale of real estate securities	(942)	(5,879)
Gain on disposition of loans held for sale	1,434	—
Realized gain (loss) on termination of derivative instruments	(425)	(17)

	$6,526	$2,212

Other income (loss), net
Realized (loss) on total rate of return swaps	$(7,145)	$—
Unrealized gain (loss) on total rate of return swaps	(4,084)	258
Gain (loss) on non-hedge derivative instruments	(8,405)	222
Unrealized gain (loss) recognized at de-designation of hedges	(444)	—
Hedge ineffectiveness	208	(8)
Other income (loss)	562	245

	$(19,308)	$717

Unconsolidated Subsidiaries

The following table summarizes the activity for significant subsidiaries affecting the equity held by Newcastle in unconsolidated subsidiaries:

	Operating Real Estate	Real Estate Loan
Balance at December 31, 2007	$13,391	$10,984
Contributions to unconsolidated subsidiaries	—	—
Distributions from unconsolidated subsidiaries	(347)	(9,336)
Equity in earnings of unconsolidated subsidiaries	589	118

Balance at March 31, 2008	$13,633	$1,766

In April 2008, Newcastle closed on the sale of our interests in the operating real estate joint venture and received net proceeds of $19.9 million. As a result, Newcastle recorded a gain of approximately $6.2 million.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2008

(dollars in tables in thousands, except share data)

3. REAL ESTATE SECURITIES

The following is a summary of Newcastle’s real estate securities at March 31, 2008, all of which are classified as available for sale and are therefore reported at fair value with changes in fair value recorded in other comprehensive income.

	Outstanding Face Amount	Amortized Cost Basis		Gross Unrealized		Carrying Value	Number of Securities	Weighted Average
Asset Type		Before Impairment	Other-Than- Temporary Impairment (F)	Gains	Losses			S&P Equivalent Rating	Coupon	Yield	Maturity (Years)
CMBS-Conduit	$1,366,265	$1,309,399	$(1,893)	$62	$(429,877)	$877,691	170	BBB	5.67%	6.32%	7.0
CMBS-Large Loan	608,825	606,996	—	—	(82,923)	524,073	45	BBB-	5.58%	5.58%	2.5
CMBS- CDO	16,000	14,730	(14,090)	—	(320)	320	1	CC	10.14%	0.00%	—
CMBS- B-Note	265,195	254,801	—	357	(32,830)	222,328	40	BB	6.13%	6.93%	5.0
REIT Debt	652,516	663,737	—	727	(63,209)	601,255	65	BBB-	6.24%	5.78%	5.4
ABS-Subprime (E)	562,050	550,100	(194,998)	1,194	(128,742)	227,554	122	BB	4.41%	6.37%	4.6
ABS-Manufactured Housing	61,839	60,016	—	1,316	(4,806)	56,526	9	BBB-	6.68%	7.46%	5.1
ABS-Franchise	43,020	43,148	—	—	(14,208)	28,940	17	BBB	5.84%	5.90%	4.3
FNMA/FHLMC (A) (D)	433,269	442,972	—	9,449	—	452,421	15	AAA	5.65%	5.61%	3.8

Subtotal/Average (B)	4,008,979	3,945,899	(210,981)	13,105	(756,915)	2,991,108	484	BBB	5.64%	6.08%	5.2

Retained Securities (C)	76,380	71,316	(17,238)	—	(3,731)	50,347	6	B+	4.79%	12.20%	7.0
Residual Interests (C)	48,569	62,947	(14,378)	—	—	48,569	2	NR	0.00%	20.00%	5.3

Total/Average	$4,133,928	$4,080,162	$(242,597)	$13,105	$(760,646)	$3,090,024	492	BBB	5.55%	6.34%	5.2

(A)	FNMA/FHLMC securities have an implied AAA rating.
(B)	The total outstanding face amount of fixed rate securities was $3.1 billion, and of floating rate securities was $1.0 billion.
(C)	Represents the retained bonds and equity from Subprime Portfolios I and II. These securities have been treated as part of the residential mortgage loan segment – see Note 2. The residuals do not have stated coupons and therefore their coupons have been treated as zero for purposes of the table.
(D)	Amortized cost basis and carrying value include principal receivable of $8.3 million.
(E)	Amortized cost basis and carrying value include principal receivable of $0.3 million.
(F)	Represents the cumulative impairment against amortized cost basis through earnings.

Unrealized losses that are considered other-than-temporary are recognized currently in income. During the three months ended March 31, 2008, Newcastle recorded other-than-temporary impairment charges of $46.4 million, relating to securities with an aggregate post impairment amortized cost basis of $139.9 million at March 31, 2008. Management closely monitors market valuations and, based on the results of recent market events, has concluded that these securities are other-than-temporarily impaired under GAAP. The remaining unrealized losses on Newcastle’s securities are primarily the result of market factors, rather than credit impairment, and Newcastle has performed credit analyses in relation to such securities which support its belief that the carrying values of such securities are fully recoverable over their expected holding period.

	Outstanding Face Amount	Amortized Cost Basis		Gross Unrealized		Carrying Value	Number of Securities	Weighted Average
Securities in an Unrealized Loss Position		Before Impairment	Other-Than- Temporary Impairment	Gains	Losses			S&P Equivalent Rating	Coupon	Yield	Maturity (Years)
Less Than Twelve Months	$925,107	$879,289	$—	$—	$(179,702)	$699,587	114	BBB	5.64%	6.10%	4.8
Twelve or More Months	2,288,327	2,252,455	—	—	(580,944)	1,671,511	281	BBB-	5.66%	5.87%	5.6

Total	$3,213,434	$3,131,744	$—	$—	$(760,646)	$2,371,098	395	BBB-	5.65%	5.93%	5.4

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2008

(dollars in tables in thousands, except share data)

4. REAL ESTATE RELATED LOANS, RESIDENTIAL MORTGAGE LOANS AND SUBPRIME MORTGAGE LOANS

The following is a summary of real estate related loans, residential mortgage loans and subprime mortgage loans at March 31, 2008. The loans contain various terms, including fixed and floating rates, self-amortizing and interest only. They are generally subject to prepayment.

Loan Type	Outstanding Face Amount	Carrying Value	Loan Count	Wtd. Avg. Yield	Weighted Average Maturity (Years) (A)	Floating Rate Loans as a % of Face Amount	Delinquent Face Amount (B)
Mezzanine Loans	$803,042	$799,412	22	6.89%	3.4	87.9%	$—
B-Notes	421,104	405,189	15	5.69%	3.4	86.1%	—
Corporate Bank Loans	541,469	519,846	13	6.68%	3.7	100.0%	—
Whole Loans	66,838	66,814	3	6.27%	3.4	100.0%	—
ICH Loans	28,262	27,647	20	7.73%	0.2	0.0%	—

Total Real Estate Related Loans	$1,860,715	$1,818,908	73	6.55%	3.4	90.1%	$—

Residential Loans	$97,454	$98,056	307	3.60%	3.6		$7,920

Manufactured Housing Loans	523,731	511,017	15,215	8.52%	6.0		3,737

Total Residential Mortgage Loans (C)	$621,185	$609,073	15,522	7.71%	5.6		$11,657

Subprime Mortgage Loans Subject to Call Option	$406,217	$394,913

(A)	The weighted average maturities for the residential loan portfolio and the two manufactured housing loan portfolios were calculated based on constant prepayment rates (CPR) of 20%, 8% and 9%, respectively.
(B)	This face amount of loans is 60 or more days past due, in foreclosure or real estate owned.
(C)	Carrying value includes interest receivable of $0.4 million for the residential housing loans and principal and interest receivable of $12.0 million for the manufactured housing loans.

The following is a reconciliation of the related loss allowance.

	Real Estate Related Loans	Residential Mortgage Loans
Balance at December 31, 2007	$(600)	$(6,917)
Provision for credit losses	(200)	(2,306)
Provision for impaired loans	(19,104)	(1,222)
Realized losses	—	1,798

Balance at March 31, 2008	$(19,904)	$(8,647)

As of March 31, 2008, Newcastle held an aggregate of $124.0 million notional amount of total rate of return swaps (including an unfunded asset with a notional amount of $19.1 million) on 5 reference assets on which it had deposited $31.7 million of margin. These total rate of return swaps had an aggregate fair value of approximately ($5.7) million, a weighted average receive interest rate of LIBOR + 2.90%, a weighted average pay interest rate of LIBOR + 0.83%, and a weighted average swap maturity of 0.6 years.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2008

(dollars in tables in thousands, except share data)

The following table presents information on the retained interests in Newcastle’s securitizations of subprime mortgage loans and the sensitivity of their fair value to call date for immediate 10% and 20% adverse changes in the assumptions utilized in calculating such fair value, at March 31, 2008:

	Subprime Portfolio
	I	II
Total securitized loans (unpaid principal balance)	$834,012	$996,859
Average loan seasoning (months)	31	14
Loans subject to call option (carrying value)	$292,166	$102,747
Retained interests (fair value) (A)	$46,272	$52,644

Weighted average life (years) of residual interest	3.8	6.2

Weighted average expected credit losses (B)	8.6%	14.5%
Effect on fair value of retained interests of 10% adverse change	$(6,361)	$(9,754)
Effect on fair value of retained interests of 20% adverse change	$(11,428)	$(18,980)

Weighted average constant prepayment rate (C)	20.2%	13.6%
Effect on fair value of retained interests of 10% adverse change	$(3,577)	$(7,088)
Effect on fair value of retained interests of 20% adverse change	$(6,834)	$(8,204)

Weighted average discount rate	13.1%	14.1%
Effect on fair value of retained interests of 10% adverse change	$(1,637)	$(7,898)
Effect on fair value of retained interests of 20% adverse change	$(3,167)	$(9,534)

(A)	The retained interests include residual interests and retained bonds of the securitizations. Their fair value is estimated based on pricing models.
(B)	Represents the percentage of losses on the original principal balance of the loans at the time of the respective securitizations (April 2006 and July 2007) to the maturity of the loans.
(C)	Represents the weighted average voluntary prepayment rate for the loans from the time of the respective securitizations (April 2006 and July 2007) to the maturity of such loans.

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

The following table summarizes certain characteristics of the underlying subprime mortgage loans in the securitizations as of March 31, 2008:

	Subprime Portfolio
	I	II
Loan unpaid principal balance (UPB)	$834,012	$996,859
Delinquencies of 60 or more days (UPB)	$151,847	$79,719
Net credit losses for the three months ended March 31, 2008	$4,383	$486
Cumulative net credit losses	$7,954	$486
Cumulative net credit losses as a % of original UPB	0.53%	0.04%
Percentage of ARM loans (A)	60.3%	69.3%
Percentage of loans with loan-to-value ratio >90%	10.4%	17.7%
Percentage of interest-only loans	28.6%	4.6%

(A)	ARM loans are adjustable-rate mortgage loans. An option ARM is an adjustable-rate mortgage that provides the borrower with an option to choose from several payment amounts each month for a specified period of the loan term. None of the loans in the subprime portfolios are an option ARM.

Delinquencies include loans 60 or more days past due, in foreclosure or real estate owned. Newcastle received net cash inflows of $3.5 million and $5.8 million from the retained interests of Subprime Portfolios I and II, respectively, during the three months ended March 31, 2008.

The weighted average yields of the retained notes of Subprime Portfolios I and II were 10.3% and 15.0%, respectively, as of March 31, 2008. The loans subject to call option and the corresponding financing recognize interest income and expense based on the expected weighted average coupons of the loans subject to call option at the call date of 9.24% and 8.68%, for Subprime Portfolios I and II, respectively.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2008

(dollars in tables in thousands, except share data)

5. DEBT OBLIGATIONS

The following table presents certain information regarding Newcastle’s debt obligations and related hedges at March 31, 2008:

Debt Obligation/Collateral	Month Issued		Outstanding Face Amount	Carrying Value	Unhedged Weighted Average Funding Cost (A)	Final Stated Maturity	Weighted Average Funding Cost (B)	Weighted Average Maturity (Years)	Face Amount of Floating Rate Debt	Collateral Amortized Cost Basis (C)	Collateral Carrying Value (K)	Collateral Weighted Average Maturity (Years)	Face Amount of Floating Rate Collateral (C)	Aggregate Notional Amount of Current Hedges
CBO Bonds Payable (D)
Portfolio V	Mar 2004		$411,085	$408,762	3.45%	Mar 2039	4.04%	4.4	$382,750	$439,138	$354,621	4.5	$192,472	$177,300
Portfolio VI	Sep 2004		454,500	451,781	3.31%	Sep 2039	4.12%	4.9	442,500	492,455	372,506	4.5	224,939	208,897
Portfolio VII	Apr 2005		447,000	443,525	3.20%	Apr 2040	4.37%	5.9	439,600	466,756	347,725	5.5	197,154	242,524
Portfolio VIII	Dec 2005		426,800	423,500	3.22%	Dec 2050	5.05%	7.2	420,800	482,221	327,152	7.3	128,201	341,506
Portfolio IX	Nov 2006		807,500	806,808	3.38%	Nov 2052	3.84%	5.8	799,900	777,027	715,356	4.4	601,063	161,655
Portfolio X	May 2007		585,750	587,055	3.31%	May 2052	3.66%	5.5	585,750	789,393	780,287	3.9	597,560	91,979
Portfolio XI	Jul 2007		1,247,750	1,247,233	2.83%	Jul 2052	5.00%	6.9	1,247,750	1,279,908	1,072,372	5.2	309,798	990,201

			4,380,385	4,368,664			4.37%	6.0	4,319,050	4,726,898	3,970,019	5.0	2,251,187	2,214,062

Other Bonds Payable
ICH loans	Aug 1998		12,891	12,891	6.06%	Aug 2030	6.06%	0.1	—	27,647	27,647	0.2	—	—
Manufactured housing loans	Jan 2006		179,162	178,636	LIBOR+1.25%	Jan 2009	5.97%	0.7	179,162	198,576	198,576	6.4	3,272	165,712
Manufactured housing loans	Aug 2006		286,779	285,124	LIBOR+1.25%	Aug 2011	7.02%	2.6	286,779	312,441	312,441	5.7	54,332	285,033

			478,832	476,651			6.60%	1.8	465,941	538,664	538,664	5.7	57,604	450,745

Repurchase Agreements (E)
Real estate related loans	Rolling		252,395	252,395	LIBOR+0.84%	Various (G)	3.59%	0.7	252,395	340,545	340,545	1.9	340,604	—
Other real estate securities (F)	Rolling		28,597	28,597	LIBOR+0.61%	Apr 2008	3.31%	0.1	28,597	19,967	19,967	2.7	68,807	—
Residential mortgage loans	Rolling		7,090	7,090	LIBOR+1.75%	Apr 2008	4.45%	0.1	7,090	11,795	11,795	2.8	11,525	—

			288,082	288,082			3.58%	0.6	288,082	372,307	372,307	2.1	420,936	—
FNMA/FHLMC securities	Rolling		422,352	422,352	LIBOR+0.02%	Various (H)	4.63%	0.2	422,352	442,971	452,421	3.8	—	319,309

			710,434	710,434			4.21%	0.4	710,434	815,278	824,728	3.0	420,936	319,309

Corporate
Junior subordinated notes payable	Mar 2006		100,100	100,100	7.57%(I)	Apr 2036	7.71%	28.0	—	—	—	—	—	—

			100,100	100,100			7.71%	28.0	—	—	—	—	—	—

Subtotal debt obligations			5,669,751	5,655,849			4.59%	5.3	$5,495,425	$6,080,840	$5,333,411	4.8	$2,729,727	$2,984,116

Financing on subprime mortgage loans subject to call option (J)	(J	)	406,217	394,913

Total debt obligations			$6,075,968	$6,050,762

(A)	Weighted average, including floating and fixed rate classes and excluding the amortization of deferred financing costs.
(B)	Including the effect of applicable hedges.
(C)	Including restricted cash held in CBOs.
(D)	Collateral is comprised of real estate securities and loans.
(E)	Subject to potential mandatory prepayments based on collateral value. The counterparties on these repurchase agreements include: Bear Stearns ($501.4 million), Deutsche Bank ($107.6 million), Credit Suisse ($61.4 million) and other ($40.0 million).
(F)	Debt carrying value exceeds collateral amortized cost basis due to $24.6 million of repurchase agreements secured by investments in Newcastle’s CBO bonds, which are eliminated in consolidation.
(G)	The longest maturity is May 2010.
(H)	The longest maturity is July 2008.
(I)	LIBOR + 2.25% after April 2016.
(J)	Issued in April 2006 and July 2007. See Note 4 regarding the securitizations of Subprime Portfolios I and II.
(K)	Collateral carrying value represents the aggregate of fair value for real estate securities and amortized cost basis for loans in accordance to GAAP, and restricted cash held in CBOs.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2008

(dollars in tables in thousands, except share data)

6. FAIR VALUE OF FINANCIAL INSTRUMENTS

Newcastle’s financial instruments fall into four major categories:

•	real estate securities, which are marked to market through other comprehensive income,

•	derivatives, which are generally marked to market through other comprehensive income (or through income if they are not effective hedges),

•	real estate related and residential mortgage loans, which are generally not marked to market, but for which fair value is disclosed, and

•	debt obligations, which are generally not marked to market, but for which fair value is disclosed.

Newcastle held the following financial instruments at March 31, 2008:

	Principal Balance or Notional Amount	Carrying Value	Fair Value	Fair Value Method (A)	Weighted Average Yield/Funding Cost	Weighted Average Maturity (Years)
Assets:
Real estate securities, available for sale*	$4,133,928	$3,090,024	$3,090,024	Broker quotations, counterparty quotations, pricing models	6.34%	5.2
Real estate related loans	1,860,715	1,818,908	1,663,135	Broker quotations, counterparty quotations, pricing models	6.55%	3.4
Residential mortgage loans	621,185	609,073	603,292	Pricing models	7.71%	5.6
Subprime mortgage loans subject to call option (B)	406,217	394,913	394,913	(B)	9.09%	(B	)
Liabilities:
CBO bonds payable	4,380,385	4,368,664	3,166,904	Counterparty quotations, pricing models	4.37%	6.0
Other bonds payable	478,832	476,651	465,201	Pricing models	6.60%	1.8
Repurchase agreements	710,434	710,434	707,563	Market comparables, pricing models	4.21%	0.4
Financing of subprime mortgage loans subject to call option (B)	406,217	394,913	394,913	(B)	9.09%	(B	)
Junior subordinated notes payable	100,100	100,100	78,001	Pricing models	7.71%	28.0
Interest rate swaps, treated as hedges (C)*	2,984,116	226,386	226,386	Counterparty quotations	N/A	(C	)
Total rate of return swaps (D)*	124,014	5,745	5,745	Broker quotations, counterparty quotations	N/A	(D	)
Non-hedge derivatives (E)*	247,426	—	—	Counterparty quotations	N/A	(E	)

*	Measured at fair value on a recurring basis.
(A)	Based on order of priority. In the case of real estate securities and real estate related loans, broker quotations are obtained if available and practicable, otherwise counterparty quotations are obtained or, finally, internal pricing models are used. Internal pricing models are only used for (i) securities and loans which are not traded in an active market, and therefore have little or no price transparency, and for which significant unobservable inputs must be used in estimating fair value, (ii) loans or debt obligations which are private and untraded.
(B)	These two items results from an option, not an obligation, to repurchase loans from Newcastle’s subprime mortgage loan securitizations (Note 4), are noneconomic until such option is exercised, and are equal and offsetting.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2008

(dollars in tables in thousands, except share data)

(C)	Represents current swap agreements as follows:

Year of Maturity	Weighted Average Maturity	Aggregate Notional Amount	Weighted Average Fixed Pay Rate	Aggregate Fair Value
Agreements which receive 1-Month LIBOR:
2010	Dec 2010	$37,605	4.771%	$1,697
2011	Sep 2011	303,559	5.208%	19,329
2012	Apr 2012	70,124	5.224%	4,373
2014	Oct 2014	17,637	5.099%	1,469
2015	Oct 2015	1,364,060	5.254%	116,781
2016	Apr 2016	630,900	5.166%	48,788
2017	Aug 2017	174,034	5.235%	17,705

Agreements which receive 3-Month LIBOR:
2011	Feb 2011	32,000	5.078%	2,118
2014	Jun 2014	354,197	4.196%	14,126

		$2,984,116		$226,386

A positive fair value represents a liability. Newcastle has recorded $226.4 million of gross interest rate swap liabilities.

(D)	Represents total rate of return swaps which are treated as non-hedge derivatives. See Note 4 for a further discussion of these swaps. A positive fair value represents a liability; therefore, Newcastle has a net total rate of return swap liability.
(E)	These are two interest rate caps with notional balances of $229.9 million and $17.5 million, respectively. The maturity date of the $229.9 million cap is March 2009 and the maturity date of the $17.5 million cap is July 2009. The caps had zero fair value at March 31, 2008.

Pursuant to SFAS 157, the methodologies used for valuing such instruments have been categorized into three broad levels as follows:

Level 1 - Quoted prices in active markets for identical instruments.

Level 2 - Valuations based principally on other observable market parameters, including

•	Quoted prices in active markets for similar instruments,

•	Quoted prices in less active or inactive markets for identical or similar instruments,

•	Other observable inputs (such as interest rates, yield curves, volatilities, prepayment speeds, loss severities, credit risks and default rates), and

•	Market corroborated inputs (derived principally from or corroborated by observable market data).

Level 3 - Valuations based significantly on unobservable inputs.

•

Level 3A - Valuations based on third party indications (broker quotes or counterparty quotes) which were, in turn, based significantly on unobservable inputs or were otherwise not supportable as Level 2 valuations.

•	Level 3B - Valuations based on internal models with significant unobservable inputs.

Pursuant to SFAS 157, these levels form a hierarchy. Newcastle follows this hierarchy for its financial instruments measured at fair value on a recurring basis. The classifications are based on the lowest level of input that is significant to the fair value measurement.

The following table summarizes such financial assets and liabilities at March 31, 2008:

	Principal Balance or Notional Amount	Carrying Value	Fair Value
			Level 2	Level 3A	Level 3B	Total
Assets:
Real estate securities, available for sale	$4,133,928	$3,090,924	$2,848,365	$80,104	$161,555	$3,090,024

Liabilities:
Interest rate swaps, treated as hedges	2,984,116	226,386	226,386	—	—	226,386
Total rate of return swaps	124,014	5,745	5,745	—	—	5,745
Non-hedge derivatives	247,426	—	—	—	—	—

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2008

(dollars in tables in thousands, except share data)

Newcastle’s investments in instruments measured at fair value using Level 3 inputs changed during the three months ended March 31, 2008 as follows:

	Level 3A	Level 3B	Total
Assets
Balance at January 1, 2008	$130,968	$177,518	$308,486
Total gains (losses) (A)
Included in net income (loss) (B)	(3,571)	(42,801)	(46,372)
Included in other comprehensive income	(19,622)	27,854	8,232
Amortization included in interest income	68	6,657	6,725
Settlements or repayments	(2,312)	(20,087)	(22,399)
Transfers in (out) of Level 3	(25,427)	12,414	(13,013)

Balance at March 31, 2008	$80,104	$161,555	$241,659

(A)	The total amount of gains (losses) recorded during the period which is included in earnings and is attributable to the change in unrealized gains (losses) relating to assets still held at the reporting date is ($40.9 million) for assets and ($11.2 million) for liabilities.
(B)	These gains (losses) are recorded in the following line items in the consolidated statement of operations:

Assets
Gain (loss) on sale of investments, net	$—
Other income (loss), net	—
Other-than-temporary impairment	(46,372)

Total	$(46,372)

Newcastle has recorded $19.1 million of impairment on two real estate loans (Note 4) with an aggregate post impairment amortized cost basis of $32.1 million. These loans were written down to fair value based on internal pricing models (level 3B valuations).

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

The following is a reconciliation of the weighted average number of shares of common stock outstanding on a diluted basis.

	Three Months Ended March 31,
	2008	2007
Weighted average number of shares of common stock outstanding, basic	52,780,319	47,572,895
Dilutive effect of stock options, based on the treasury stock method	—	250,602

Weighted average number of shares of common stock outstanding, diluted	52,780,319	47,823,497

As of March 31, 2008, Newcastle’s outstanding options were summarized as follows:

Held by the Manager	1,549,340
Issued to the Manager and subsequently transferred to certain of the Manager’s employees	935,269
Held by the independent directors	14,000

Total	2,498,609

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2008

(dollars in tables in thousands, except share data)

8. RECENT ACTIVITIES

In January 2008, Newcastle repurchased $16.0 million face amount of a class of CBO bond for $6.7 million. As a result, Newcastle extinguished $16.0 million face amount of CBO debt and recorded a gain on extinguishment of debt of $9.2 million.

In March 2008, Newcastle repurchased $2.9 million face amount of a class of CBO bond for $0.6 million. As a result, Newcastle extinguished $2.9 million face amount of CBO debt and recorded a gain on extinguishment of debt of $2.3 million.

In the first quarter of 2008, Newcastle sold face amounts of approximately $762.5 million of FNMA/FHLMC securities and $525.2 million of non-FNMA/FHLMC securities. Concurrent with the sales, Newcastle terminated the related interest rate swap and interest rate cap agreements, which were de-designated as hedges for accounting purposes at December 31, 2007. As a result, a portion of the gain on sale from these assets was offset by the loss on the termination of the derivatives. In connection with the investments sold in the first quarter, Newcastle recognized a net mark-to-market loss of $17.2 million in December 2007.

In the first quarter of 2008, Newcastle repaid $924.0 million of repurchase agreements.

In February 2008, Newcastle repaid in full the debt associated with its first CBO in the amount of $331.2 million.

In February 2008, Newcastle terminated its credit facility. At the date of termination, no amounts were outstanding under the credit facility (and Newcastle did not incur any material costs related to the termination); at that time, previously incurred and deferred financing costs of $0.6 million were written off through gain (loss) on extinguishment of debt in the statement of operations.

In April 2008, Newcastle closed on a sale of its interest in the operating real estate joint venture and received net proceeds of approximately $19.9 million, resulting in a gain of approximately $6.2 million.

In March 2008, Newcastle’s board of directors approved expanding the previously approved share repurchase to allow a potential repurchase of up to $125 million of Newcastle’s common stock or preferred stock. As of May 8, 2008, no shares have been repurchased.

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

We employ leverage in order to achieve our return objectives. We do not have a predetermined target debt to equity ratio as we believe the appropriate leverage for the particular assets we are financing depends on the credit quality of those assets. As a result of our negative GAAP equity, our GAAP debt to equity ratio is not a meaningful measure as of March 31, 2008. Our general investment guidelines adopted by our board of directors limit total leverage (as defined under the governing documents) to a maximum 9.0 to 1 debt to equity ratio. As of March 31, 2008, our debt to equity ratio, as computed under this method, was approximately 5.1 to 1.

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

We conduct our through three primary business segments: (i) real estate securities and real estate related loans, (ii) residential mortgage loans and (iii) operating real estate. Revenues attributable to each segment are disclosed below (in thousands).

For the Three Months Ended March 31,	Real Estate Securities and Real Estate Related Loans	Residential Mortgage Loans	Operating Real Estate	Unallocated	Total
2008	$105,062	$27,296	$—	$536	$132,894
2007	$132,643	$29,493	$—	$80	$162,216

Market Considerations

Our ability to maintain our dividends is dependent on our ability to invest our capital on a timely basis at attractive levels. The primary market factors that bear on this are credit spreads and the availability of financing on favorable terms.

Generally speaking, widening credit spreads reduce the unrealized gains on our current investments (or cause or increase unrealized losses) and increase our financing costs, but increase the yields available on potential new investments, while tightening credit spreads increase the unrealized gains (or reduce unrealized losses) on our current investments and reduce our financing costs, but reduce the yields available on potential new investments. By reducing unrealized gains (or causing unrealized losses), widening credit spreads also impact our ability to realize gains on existing investments if we were to sell such assets.

In the first three months of 2008, credit spreads widened substantially. This widening of credit spreads caused the net unrealized losses on our securities and derivatives, recorded in accumulated other comprehensive income, to increase and therefore caused our book value per share to become negative. One of the key drivers of the widening of credit spreads has been the continued disruption in the subprime mortgage lending sector. This disruption has spread rapidly, causing adverse conditions and liquidity concerns throughout the credit markets.

Widening credit spreads, while reducing our book value per share, also result in higher yields on new investment opportunities. However, we must have additional capital available at attractive terms, either through debt financings or equity offerings, in order to take advantage of these investment opportunities. Currently, we are unable to take full advantage of the increased yields available on investments due to a lack of available capital, and we may continue to experience the same restrictions throughout 2008. Non-recourse term financing not subject to margin requirements is generally not available and we must maintain our current sources of capital in order to meet our working capital needs.

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

In order to increase our liquidity, we have elected to retain the majority of our investment proceeds (including those from recent asset sales) in lieu of using those proceeds to make new investments, and to reduce our dividend below the level of our earnings. This approach has increased our available cash while reducing the earnings from our investments. We may elect to adjust any future dividend payments to reflect our current and expected cash from operations.

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

As of the date of this Quarterly Report on Form 10-Q, based on our cash balances and committed financing, as well as proceeds from select asset sales, we believe we have sufficient liquidity to maintain our ongoing operations in the current market environment. Future cash flows and our liquidity may be materially impacted if conditions do not substantially improve. Should the current conditions worsen, or persist for an extended period of time, our available capital could be reduced upon the expiration or termination of our capital resources.

Certain aspects of these effects are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Interest Rate, Credit and Spread Risk” as well as in “Quantitative and Qualitative Disclosures About Market Risk.”

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

We will continue to analyze future investments pursuant to the requirements of FIN 46R. These analyses require considerable judgment in determining the primary beneficiary of a VIE since they involve subjective probability weighting of subjectively determined possible cash flow scenarios. The result could be the consolidation of an entity acquired or formed in the future that would otherwise not have been consolidated or the non-consolidation of such an entity that would otherwise have been consolidated.

Valuation and Impairment of Securities

We have classified our real estate securities as available for sale. As such, they are carried at fair value with net unrealized gains or losses reported as a component of accumulated other comprehensive income. Fair value is based primarily upon broker quotations, as well as counterparty quotations, which provide valuation estimates based upon reasonable market order indications or a good faith estimate thereof. These quotations are subject to significant variability based on market conditions, such as interest rates and credit spreads. Certain securities are not traded in an active market and therefore have little or no price transparency. For a further discussion on this trend, see “– Market Considerations” above. In the instances where we have securities on which we expect adverse cash flow changes either from principal loss or delayed receipt of cash flows, we have estimated the fair value of these securities based on internal pricing models rather than quotations.

With respect to securities valued using pricing models, as of March 31, 2008, approximately $164.5 million amortized cost basis of securities post impairment (or 4.3% of our total securities portfolio) was valued at $161.6 million. Based on our estimated loss and other assumptions, we expect to receive approximately $128.1 million of principal (excluding cash flows on residual interests) from these securities over time (which includes zero principal expected from our 2006 vintage subprime securities). The difference between estimated fair value and expected principal receipts represents unrealized losses which are not expected to be permanent, offset by the present value of expected interest receipts. With respect to these securities, $42.8 million of loss was recorded to the statement of operations as other-than-temporary impairment during the three months ended March 31, 2008 and $3.0 million of unrealized loss was recorded to other comprehensive income at March 31, 2008.

Changes in market conditions, as well as changes in the assumptions or methodology used to determine fair value, could result in a significant increase or decrease in our book equity. For securities valued using quotations, a 100 basis point change in credit spreads could impact the fair value by approximately $105.2 million. For securities valued using pricing models, the inputs include the discount rate, assumptions relating to prepayments, default rates and loss severities, as well as other variables. We validated the inputs and outputs of our models by comparing them to available independent third party market parameters and models for reasonableness. A 10% increase in the default rate assumption would result in a $21.5 million decrease in the estimated fair value of our securities valued with models.

We must also assess whether unrealized losses on securities, if any, reflect a decline in value which is other-than-temporary and, accordingly, write the impaired security down to its value through earnings. For example, a decline in value is deemed to be other-than-temporary if it is probable that we will be unable to collect all amounts due according to the contractual terms of a security which was not impaired at acquisition, or if we do not have the ability and intent to hold a security in an unrealized loss position until its anticipated recovery (if any). Temporary declines in value generally result from changes in market factors, such as market interest rates and credit spreads, or from certain macroeconomic events, including market disruptions and supply changes, which do not directly impact our ability to collect amounts contractually due. We continually evaluate the credit status of each of our securities and the collateral supporting our securities. This evaluation includes a review of the credit of the issuer of the security (if applicable), the credit rating of the security, the key terms of the security (including credit support), debt service coverage and loan to value ratios, the performance of the pool of underlying loans and the estimated value of the collateral supporting such loans, including the effect of local, industry and broader economic trends and factors. These factors include loan default expectations and loss severities, which are analyzed in connection with a particular security’s credit support, as well as prepayment rates. The result of this evaluation is considered in relation to the amount of the unrealized loss and the period elapsed since it was incurred. Significant judgment is required in this analysis.

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

Valuation of Derivatives

Similarly, our derivative instruments are carried at fair value pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended. Fair value is based on counterparty quotations. To the extent they qualify as cash flow hedges under SFAS No. 133, net unrealized gains or losses are reported as a component of accumulated other comprehensive income; otherwise, they are reported currently in income. To the extent they qualify as fair value hedges, net unrealized gains or losses on both the derivative and the related portion of the hedged item are reported currently in income. Fair values of such derivatives are subject to significant variability based on many of the same factors as the securities discussed above. The results of such variability could be a significant increase or decrease in our book equity and/or earnings.

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

Revenue Recognition on Loans

Income on these loans is recognized using a methodology that is similar to the methodology used on our securities and is subject to similar uncertainties and contingencies, which are also analyzed on at least a quarterly basis. For loan pools acquired at a discount for credit losses, the net income recognized is based on a “loss adjusted yield” whereby a gross interest yield is recorded to Interest Income, offset by a provision for probable, incurred credit losses which is accrued on a periodic basis to Provision for Credit Losses. The provision is determined based on an evaluation of the loans as described under “Impairment of Loans” above. A rollforward of the provision is included in Note 4 to our consolidated financial statements.

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

Recent Accounting Pronouncements

In June 2007, Statement of Position No. 07-1, “Clarification of the Scope of the Audit and Accounting Guide — Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP 07-1”) was issued. SOP 07-1 addresses whether the accounting principles of the Audit and Accounting Guide for Investment Companies may be applied to an entity by clarifying the definition of an investment company and whether those accounting principles may be retained by a parent company in consolidation or by an investor in the application of the equity method of accounting. SOP 07-1 eliminates the previously existing exemption for REITs from being considered investment companies. We are currently evaluating the potential effect on our financial condition, liquidity and results of operations upon adoption of SOP 07-1. If we, or any of our subsidiaries, are considered an investment company under this new guidance, it would result in material changes to our financial statements. The primary change would be the recording of all of our (or our subsidiaries’) investments at fair value, with changes in fair value being recorded through the income statement. In February 2008, the FASB indefinitely postponed the adoption of SOP 07-1.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 applies to reporting periods beginning after November 15, 2007. We adopted SFAS 157 on January 1, 2008. To the extent they are measured at fair value, SFAS 157 did not materially change our fair value measurements for any of our existing financial statement elements. SFAS 157 did change the reported value for our derivative obligations, but this did not have a material effect on our liabilities or accumulated other comprehensive income. As a result, the adoption of SFAS 157 did not have a material impact on our financial condition, liquidity or results of operations.

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

In December 2007, the American Securitization Forum (“ASF”) issued the “Streamlined Foreclosure and Loss Avoidance Framework for Securitized Subprime Adjustable Rate Mortgage Loans” (the “ASF Framework”). The ASF Framework provides guidance for servicers to streamline borrower evaluation procedures and to facilitate the use of foreclosure and loss prevention efforts in an attempt to reduce the number of U.S. subprime residential mortgage borrowers who might default in the coming year because the borrowers cannot afford to pay the increased interest rate after their variable loan rate resets. The ASF Framework is focused on U.S. subprime first-lien adjustable-rate residential mortgages that have an initial fixed interest rate period of 36 months or less, are included in securitized pools, were originated between January 1, 2005 and July 31, 2007, and have an initial interest rate reset date between January 1, 2008 and July 31, 2010.

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

In January 2008, the SEC’s Office of Chief Accountant (the “OCA”) issued a letter (the “OCA Letter”) addressing accounting issues that may be raised by the ASF Framework. The OCA Letter expressed the view that if a qualifying subprime loan is modified pursuant to the ASF Framework and that loan could legally be modified, the OCA will not object to the continued status of the transferee as a QSPE under SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, because it would be reasonable to conclude that defaults on such loans are “reasonably foreseeable” in the absence of any modification.

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

In February 2008, the FASB issued FASB Staff Position No. FAS 140-3 (“FSP FAS 140-3”), “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.” FSP FAS 140-3 provides guidance on accounting for a transfer of a financial asset and a repurchase financing. It presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (a linked transaction) unless certain criteria are met. If the criteria are not met, the linked transaction would be recorded as a net investment, likely as a derivative, instead of recording the purchased financial asset on a gross basis along with a repurchase financing. FSP FAS 140-3 applies to reporting periods beginning after

November 15, 2008 and is only applied prospectively to transactions that occur on or after the adoption date. As a result of the prospective nature of the adoption, we do not expect the adoption of FSP FAS 140-3 to have a material impact on our financial condition, liquidity or results of operations, unless we enter into transactions of this type after January 1, 2009.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS 161 applies to reporting periods beginning after November 15, 2008. SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities. It does not change the accounting for such activities. As a result, while the adoption of SFAS 161 will change our disclosures, we do not expect it to have a material impact on our financial condition, liquidity or results of operations.

RESULTS OF OPERATIONS

The following table summarizes the changes in our results of operations from the three ended March 31, 2007 to the three months ended March 31, 2008 (dollars in thousands):

	Three Months Ended March 31, 2008/2007 Period to Period
	Amount Change	Percent Change	Explanations of Material Changes
Interest income	$(29,322)	(18.1)%	(1)
Interest expense	(27,376)	(23.4)%	(1)
Loan and security servicing expense	(253)	(12.8)%	(1)
Provision for credit losses	469	23.0%	(2)
General and administrative expense	299	23.1%	(3)
Management fee to affiliate	691	17.7%	(4)
Incentive compensation to affiliate	(3,688)	(100.0)%	(4)
Depreciation and amortization	(1)	(1.4)%	N/A
Gain (loss) on sale of investments, net	4,314	195.0%	(5)
Other income (loss), net	(20,025)	N.M.	(6)
Other-than-temporary impairment	(46,372)	N.M.	(7)
Loan impairment	(20,326)	N.M.	(7)
Gain (loss) on extinguishment of debt	8,533	N.M.	(8)
Equity in earnings of unconsolidated subsidiaries	(139)	(16.4)%	(9)

Income (loss) from continuing operations	$(73,478)	(202.6)%

N.M. - Not meaningful

(1)	Changes in interest income and expense are primarily related to our acquisition and disposition during these periods of interest bearing assets and related financings, as follows:

	Three Months Ended March 31, 2008/2007
	Period to Period Increase (Decrease)
	Interest Income	Interest Expense
Acquisition of securities and loans	$2,595	$1,090
Disposition of securities and loans	(7,076)	(6,309)
New debt obligations	(5,160)	(6,100)
Repayment of debt obligations	(6,152)	(3,796)
Other (primarily changes in rates)	(13,529)	(12,261)

	$(29,322)	$(27,376)

Changes in loan and security servicing expense are also primarily due to these acquisitions and paydowns.

(2)	This change is primarily due to the increased provision for our pools of manufactured housing loans.
(3)	This change is primarily due to the increases in insurance expenses and professional fees.
(4)	The increase in management fees is a result of our increased size resulting from our equity issuances. As a result of impairment charges, we will not owe incentive compensation to our manager for an indefinite period of time.
(5)	This change is primarily a result of the volume of sales of real estate securities and the amount of unrealized gains available to be realized. Sales of real estate securities, and the proceeds therefrom, are based on a number of factors including credit, asset type and industry, and liquidity needs, and can be expected to increase or decrease from time to time. Periodic fluctuations in the sales of securities is dependent upon, among other things, management’s assessment of credit risk, asset concentration, portfolio balance, liquidity and other factors.
(6)	This change is primarily due to the unrealized loss on total rate of return swaps and the realized loss on the termination of derivative instruments.
(7)	This change is due to impairment charges recorded in the three months ended March 31, 2008 as a result of continued credit market disruption.
(8)	This change is primarily due to the gain on the repurchase of our own debt offset by the write off of deferred financing fees upon repayments of debt obligations.
(9)	This change is primarily the result of a decrease in earnings from an unconsolidated subsidiary which owns franchise loans. A significant portion of the pool of loans was sold in December 2007.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments, and other general business needs. Additionally, to maintain our status as a REIT under the Internal Revenue Code, we must distribute annually at least 90% of our REIT taxable income. Our primary sources of funds for liquidity consist of net cash provided by operating activities, borrowings under loans, and the issuance of debt and equity securities when available. Additional sources of liquidity include investments that are readily saleable prior to their maturity. Our debt obligations are generally secured directly by our investment assets.

As of the date of this Quarterly Report on Form 10-Q, management believes that our cash on hand, when combined with our cash flow provided by operations, as well as proceeds from the repayment or sale of investments and borrowings, is sufficient to satisfy our liquidity needs with respect to our current investment portfolio. However, we may seek additional capital in order to grow our investment portfolio.

We expect to meet our long-term liquidity requirements, specifically the repayment of our debt obligations, through additional borrowings and the liquidation or refinancing of our assets at maturity. In this regard, we had unencumbered assets with a carrying value of approximately $208.7 million at March 31, 2008, excluding unrestricted cash of $100.9 million. We believe that the value of these assets is, and will continue to be, sufficient to repay our debt at maturity under either scenario. Our ability to meet our long-term liquidity requirements relating to capital required for the growth of our investment portfolio is subject to obtaining additional equity and debt financing. Decisions by investors and lenders to enter into such transactions with us will depend upon a number of factors, such as our historical and projected financial performance, compliance with the terms of our current credit arrangements, industry and market trends, the availability of capital and our investors’ and lenders’ policies and rates applicable thereto, and the relative attractiveness of alternative investment or lending opportunities. We strive to maintain access to a broad array of capital resources in an effort to insulate our business from potential fluctuations in the availability of capital.

Our ability to execute our business strategy, particularly the growth of our investment portfolio, depends to a significant degree on our ability to obtain additional capital. Our core business strategy is dependent upon our ability to finance our real estate securities, loans and other real estate related assets with match funded debt at rates that provide a positive net spread. Currently, spreads for such liabilities have widened and demand for such liabilities has become extremely limited, thereby restricting our ability to execute future financings. This restriction is exacerbated by the requirement to post margin on existing obligations.

As of May 8, 2008, we had an unrestricted cash balance of $123.0 million. Our cash flow provided by operations differs from our net income due to these primary factors: (i) accretion of discount or premium on our real estate securities and loans (including the accrual of interest and fees payable at maturity), discount on our debt obligations, deferred financing costs and interest rate cap premiums, and deferred hedge gains and losses, (ii) gains and losses from sales of assets financed with CBOs, (iii) the provision for credit losses recorded in connection with our loan assets, as well as other-than-temporary impairment recorded on our securities, (iv) unrealized gains or losses on our non-hedge derivatives, particularly our total rate of return swaps, and (v) the non-cash charges associated with our early extinguishment of debt. Proceeds from the sale of assets which serve as collateral for our CBO financings, including gains thereon, are required to be retained in the CBO structure until the related bonds are retired and are therefore not available to fund current cash needs outside of these structures. As of May 8, 2008, we had $62 million of restricted cash held in CBO financing structures pending its investment in real estate securities and loans.

Our match funded investments are financed under long-term arrangements and we continuously monitor their credit status. Consequently, we expect these investments to generate a generally stable current return, subject to interest rate fluctuations. See “Quantitative and Qualitative Disclosures About Market Risk — Interest Rate Exposure” below. Our remaining investments, generally financed with short term repurchase agreements, are also subject to refinancing risk upon the maturity of the related debt.

With respect to one of our real estate related loans, we were committed to fund up to an additional $82.6 million at March 31, 2008, subject to certain conditions to be met by the borrowers.

As described below, under “Interest Rate, Credit and Spread Risk,” we are subject to margin calls in connection with our assets financed with repurchase agreements or total rate of return swaps.

See “- Market Considerations” above for a further discussion of recent trends and events affecting our liquidity.

Investment Portfolio

The following summarizes our investment portfolio at March 31, 2008 (dollars in millions).

	Outstanding Face Amount	Amortized Cost Basis	Percentage of Amortized Cost Basis	Number of Investments	Credit (1)	Weighted Average Life (years) (2)
Investment (3)
Commercial
CMBS	$2,256	$2,170	34.2%	256	BBB-	5.5
Mezzanine Loans	816	813	12.8%	23	68%	3.4
B-Notes	421	405	6.4%	15	64%	3.4
Whole Loans	69	69	1.1%	4	69%	3.3
ICH Loans	29	27	0.4%	20	—	0.2

Total Commercial Assets	3,591	3,484	54.9%			4.7

Residential
Manufactured Housing and Residential Mortgage Loans	621	596	9.4%	15,522	696	5.6
Subprime Securities	562	355	5.6%	122	BB	4.6
Subprime Retained Securities	76	54	0.8%	6	B+	7.0
Subprime Residual Interests	49	49	0.8%	2	637	5.3
Real Estate ABS	105	103	1.6%	26	BBB-	4.8

	1,413	1,157	18.2%			5.2

FNMA/FHLMC securities	433	435	6.9%	15	AAA	3.8

Total Residential Assets	1,846	1,592	25.1%			4.8

Corporate
REIT Debt	653	664	10.5%	65	BBB-	5.4
Corporate Bank Loans	633	605	9.5%	14	B	3.3

Total Corporate Assets	1,286	1,269	20.0%			4.4

TOTAL	$6,723	$6,345	100.0%			4.7

Reconciliation to GAAP total assets:
Net unrealized losses recorded in accumulated other comprehensive income		(748)
Total rate of return swaps (4)		(99)
Other assets
Subprime mortgage loans subject to call option (5)		394
Real estate held for sale		33
Investments in joint ventures		16
Cash and restricted cash		241
Other		72

GAAP total assets		$6,254

(1)	Credit represents weighted average rating for rated assets, LTV for non-rated commercial assets, FICO score for non-rated residential assets and an implied AAA rating for FNMA/FHLMC securities.
(2)	Mezzanine loans, B-Notes and Whole loans are based on the fully extended maturity dates.
(3)	The following tables summarize certain supplemental data relating to our investments ($ in thousands):

CMBS

Deal Vintage (A)	Average Rating	Number	Outstanding Face Amount	Amortized Cost Basis	Percentage of Amortized Cost Basis	Delinquency 60+/FC/REO (B)	Principal Subordination	Weighted Average Life (years)
Pre 2004	BBB+	79	$411,450	$407,554	18.7%	0.8%	9.1%	4.6
2004	BBB-	59	435,908	428,683	19.8%	0.1%	5.2%	5.8
2005	BB+	50	586,384	553,621	25.5%	0.2%	4.3%	6.5
2006	BB+	36	448,919	428,903	19.8%	0.4%	5.6%	3.9
2007	BBB	32	373,624	351,182	16.2%	0.1%	8.7%	6.6

Total/WA	BBB-	256	$2,256,285	$2,169,943	100.0%	0.3%	6.3%	5.5

(A)	The year in which the securities were issued.
(B)	The percentage of underlying loans that are 60+ days delinquent, or in foreclosure or considered real estate owned (REO).

WA - Weighted average, in all tables.

Mezzanine Loans, B-notes and Whole Loan Portfolio

	Mezzanine	B-Note	Whole Loan	Total/WA
Outstanding Face Amount	$816,490	$421,104	$68,604	$1,306,198
Amortized Cost Basis	$812,860	$405,189	$68,580	$1,286,629
Number	23	15	4	42
Weighted Average First $ Loan to Value	57%	48%	0%	52%
Weighted Average Last $ Loan to Value	68%	64%	69%	68%
Delinquency	0%	0%	0%	0%

Manufactured Housing Loans

Deal	Outstanding Face Amount	Amortized Cost Basis	Percentage of Amortized Cost Basis	Weighted Average Loan Age (months)	Original Balance	Delinquency 90+/FC/REO (A)	Actual Cumulative Loss to Date	Projected Cumulative Loss to Date
Portfolio I	$209,136	$195,577	39%	80	$327,855	0.7%	3.5%	5.0%
Portfolio II	314,594	303,466	61%	109	434,743	0.5%	1.8%	3.0%

Total/WA	$523,730	$499,043	100%	97	$762,598	0.6%	2.4%	3.8%

(A)	The percentage of loans that are 90+ days delinquent, or in foreclosure or considered real estate owned (REO).

Subprime Securities

	Security Characteristics
Vintage (A)	Weighted Average Rating	Number of Securities	Outstanding Face Amount	Amortized Cost Basis (E)	Percentage of Amortized Cost Basis	Principal Subordination (F)	Excess Spread
2003	A-	16	$37,583	$35,771	10.1%	21.8%	3.2%
2004	BBB+	30	157,053	147,998	41.7%	14.9%	3.6%
2005	BBB-	44	200,167	159,138	44.8%	14.8%	4.4%
2006	CC+	29	159,497	11,095	3.2%	3.8%	2.8%
2007	CCC	3	7,750	832	0.2%	10.6%	2.8%

Total/WA	BB	122	$562,050	$354,834	100.0%	12.1%	3.6%

	Collateral Characteristics
Vintage (A)	Average Loan Age (months)	Collateral Factor (B)	3 month CRR (D)	Delinquency (C)	Cumulative Losses to Date
2003	55	0.20	15.7%	9.9%	2.1%
2004	45	0.24	19.3%	14.4%	1.5%
2005	32	0.36	23.3%	23.2%	1.7%
2006	20	0.68	17.8%	24.1%	1.5%
2007	12	0.88	11.3%	16.7%	0.2%

Total/WA	34	0.41	19.9%	20.0%	1.6%

(A)	The year in which the securities were issued.
(B)	The ratio of original unpaid principal balance of loans still outstanding.
(C)	The percentage of underlying loans that are 90+ days delinquent, or in foreclosure or considered real estate owned (REO).
(D)	Three month average constant voluntary prepayment rate.
(E)	Excludes subprime retained securities and residual interests of $102.7 million.
(F)	The percentage of the amortized cost basis of securities and residual interests that is subordinate to our investments.

Subprime Residuals / Retained Securities

Represents $54.1 million and $48.6 million of amortized cost basis of retained bonds and residual interests, respectively, in the securitizations of Subprime Portfolios I and II. For further information on these securitizations, see Note 4 to our consolidated financial statements included herein. The following table summarizes our subprime portfolio securitizations:

Deal	Outstanding Face Amount	Security Characteristics		Portfolio Characteristics
		Amortized Cost Basis	Percentage of Amortized Cost Basis	Average Loan Age (months)	Original Securitization Balance	Current Balance	Delinquency 90+/FC/REO (A)	Actual Cumulative Loss to Date	Projected Cumulative Loss to Date
Portfolio I	$55,492	$50,003	48.7%	31	$1,502,181	$834,013	15.3%	0.5%	0.6%
Portfolio II	69,457	52,644	51.3%	14	1,087,942	996,859	6.3%	0.0%	0.1%

Total/WA	$124,949	$102,647	100.0%	22	$2,590,123	$1,830,872	10.4%	0.3%	0.3%

(A)	The percentage of loans that are 90+ days, or in foreclosure or considered real estate owned (REO).

REIT Debt

Industry	Average Rating	Number	Outstanding Face Amount	Amortized Cost Basis	Percentage of Amortized Cost Basis
Retail	BB+	16	$200,035	$202,895	30.6%
Office	BBB	14	132,919	136,055	20.5%
Diversified	BBB	14	151,463	152,159	22.9%
Hotel	BBB-	4	42,720	43,478	6.6%
Multifamily	BBB+	8	44,508	45,854	6.9%
Healthcare	BBB-	4	36,600	37,244	5.6%
Industrial	BBB	3	20,865	21,827	3.3%
Storage	A-	2	23,406	24,225	3.6%

Total/WA	BBB-	65	$652,516	$663,737	100.0%

Corporate Bank Loans

Industry	Average Rating	Number	Outstanding Face Amount	Amortized Cost Basis	Percentage of Amortized Cost Basis
Real Estate	B-	4	$174,336	$171,156	28.3%
Resorts	BB-	1	110,991	108,465	17.9%
Media	B+	1	112,000	101,221	16.7%
Retail	B-	1	100,000	95,035	15.7%
Restaurant	CCC+	2	44,363	40,201	6.6%
Transportation	C	2	37,000	35,146	5.8%
Gaming	B+	2	29,692	29,692	4.9%
Theatres	BB-	1	24,591	24,591	4.1%

Total/WA	B	14	$632,973	$605,507	100.0%

(4)

Total rate of return swaps are reflected in the consolidated balance sheet on a net basis, as derivatives. For purposes of the investment statistics, they are reflected on a gross basis, based on the underlying reference asset. As of March 31, 2008, we held an aggregate of $124.0 million notional amount of total rate of return swaps (including an unfunded asset with a notional amount of $19.1 million) on 5 reference assets on which we had deposited $31.7 million of margin. These total rate of return swaps had an aggregate fair value of approximately ($5.7) million, a weighted average receive interest rate of LIBOR + 2.90%, a weighted average pay interest rate of LIBOR + 0.83%, and a weighted average maturity of 0.6 years.

(5)

The subprime mortgage loans subject to call option are excluded from the statistics because they result from an option, not an obligation, to repurchase such loans, are noneconomic until such option is exercised, and are offset by an equal liability on the consolidated balance sheet.

Debt Obligations

Our debt obligations, as summarized in Note 5 to our consolidated financial statements, existing at March 31, 2008 (gross of $25.2 million of discounts) had contractual maturities as follows (in thousands):

	Nonrecourse	Recourse (1)	Total
Period from April 1, 2008 through December 31, 2008	$—	$526,005	$526,005
2009	179,163	144,429	323,592
2010	—	40,000	40,000
2011	286,779	—	286,779
2012	—	—	—
2013	—	—	—
Thereafter	4,799,492	100,100	4,899,592

Total	$5,265,434	$810,534	$6,075,968

(1)	Subject to potential mandatory prepayments based on collateral value.

Certain of the debt obligations included above are obligations of our consolidated subsidiaries which own the related collateral. In some cases, including the CBO and Other Bonds Payable, such collateral is not available to other creditors of ours.

Our debt obligations contain various customary loan covenants. Such covenants do not, in management’s opinion, materially restrict our investment strategy or ability to raise capital. We are in compliance with all of our loan covenants as of March 31, 2008.

In January 2008, we repurchased $16.0 million face amount of a class of CBO bond for $6.7 million. As a result, $16.0 million face amount of CBO debt was extinguished.

In March 2008, we repurchased $2.9 million face amount of a class of CBO bond for $0.6 million. As a result, $2.9 million face amount of CBO debt was extinguished.

In first quarter 2008, we sold face amounts of approximately $762.5 million of FNMA/FHLMC securities and $525.2 million of non-FNMA/FHLMC securities. Concurrent with the sales, we terminated the related interest rate swap and interest rate cap agreements which were de-designated as hedges for accounting purposes at December 31, 2007.

In first quarter 2008, we repaid $924.0 million of repurchase agreements and repaid in full the debt associated with our first CBO in the amount of $331.2 million.

Newcastle had one rolling term financing (in the form of a repurchase agreement) with a maximum maturity of February 2010, with a maximum draw of $400 million of which $61.4 million was drawn at March 31, 2008.

In April 2008, a $400 million term financing agreement was not extended. At such time, $99.6 million was drawn and the final maturity of such amount is April 2009.

In April 2008, a $400 million term financing agreement was not extended. At such time, $40.0 million was drawn and the final maturity of such amount is May 2010.

The following table summarizes our CBO financings as of March 31, 2008 (dollars in thousands). The amounts reflect data at the unconsolidated CBO level and thus are different from the GAAP balance sheet due to intercompany amounts eliminated in consolidation.

	Portfolio V			Portfolio VI			Portfolio VII			Portfolio VIII			Portfolio IX			Portfolio X			Portfolio XI			Total / Weighted Average
Balance Sheet:
Asset Face Amount	$		453,101	$		502,976	$		502,007	$		532,234	$		957,717	$		829,933	$		1,453,677	$5,231,645
Asset Amortized Cost Basis	$		449,841	$		500,843	$		466,639	$		488,513	$		863,204	$		803,190	$		1,363,419	$4,935,649
Debt Carrying Value			411,657			451,781			443,525			459,371			806,808			637,055			1,286,202	4,496,399

Invested Equity	$		38,184	$		49,062	$		23,114	$		29,142	$		56,396	$		166,135	$		77,217	$439,250

Collateral Composition (1):
CMBS		56.8%	BBB		60.8%	BBB		63.4%	BBB		64.3%	BBB		19.0%	BB		11.5%	BB+		50.5%	BBB+	42.6%
REIT Debt		19.2%	BBB		16.5%	BBB		9.0%	BBB+		11.3%	BBB		4.7%	BB		0.0%	-		23.6%	BBB	12.6%
ABS		17.4%	A		22.7%	A-		19.9%	BBB		18.9%	BBB		9.8%	B		0.0%	-		18.3%	BBB+	14.4%
Bank Loans		2.2%	B+		0.0%	-		7.2%	B+		5.1%	B+		22.3%	B		22.3%	B-		4.8%	B	10.4%
Mezzanine Loans / B-Notes		4.4%	BB		0.0%	-		0.0%	-		0.0%	-		34.4%	B		63.4%	B		0.0%	-	16.9%
CDO		0.0%	-		0.0%	-		0.0%	-		0.0%	-		9.6%	BBB-		1.7%	A-		2.5%	BBB+	2.7%
Restricted Cash		0.0%	-		0.0%	-		0.5%	-		0.4%	-		0.2%	-		1.1%	-		0.3%	-	0.4%

Total		100.0%	BBB		100.0%	BBB		100.0%	BBB-		100.0%	BBB		100.0%	B+		100.0%	B-		100.0%	BBB	100.0%

CBO Overview:
Effective Date		Sep-04			Feb-05			Aug-05			Jan-06			Mar-07			Jul-07			Dec-07
Reinvestment Period Ends (2)		Mar-09			Sep-09			Apr-10			Dec-10			Nov-11			May-12			Jul-12
Optional Call Date (3)		Jun-07			Dec-07			May-08			Jan-09			Dec-09			Jun-10			Aug-10
Auction Call Date (4)		Mar-14			Sep-14			Apr-15			Dec-15			Nov-16			May-17			Jul-17
Avg Debt Spread (bps) (5)		53			45			33			35			48			39			32		40

CBO Cashflow Triggers (6):
Over Collateralization
Effective Date		109.4%			110.0%			111.9%			113.4%			113.2%			116.1%			109.8%		112.0%
Current		108.7%			110.5%			112.1%			115.0%			111.4%			115.5%			111.6%		112.2%
Trigger		105.9%			107.5%			109.3%			110.9%			108.7%			108.0%			101.5%		106.5%
Interest Coverage
Current		120.8%			122.8%			140.4%			117.1%			154.0%			149.5%			132.2%		136.3%
Trigger		106.0%			106.0%			106.0%			106.0%			106.0%			103.0%			107.0%		105.8%

(1)	Collateral amounts represent amortized cost basis and include CDO bonds of $116.3 million and other bonds of $92.7 million issued by Newcastle.
(2)	Our CBO financings typically have a 5 year reinvestment period. Generally, after such period ends, principal payments on the collateral are used to pay down the most senior debt outstanding. Prior to the end of the reinvestment period, principal payments on the collateral are reinvested. Given the current market conditions where credit spreads are widening, these proceeds may potentially be reinvested at higher credit spreads.
(3)	At the option call date, Newcastle, as the equity holder, has the right to pay off the CBO bonds at their related redemption price. The funds needed to pay the debt could be raised either through a sale or refinancing of the collateral.
(4)	At the auction call date, there is a mandatory auction of the assets. If the prices bid are sufficient to pay off the outstanding CBO bonds, the assets will be sold and the CBO bonds will be redeemed.
(5)	Debt spread represents the spread above the benchmark interest rate (LIBOR or U.S. Treasuries) that Newcastle pays on its debt.
(6)	Each of our CBO financings contains tests which measure the amount of over collateralization and excess interest in the transaction. Failure to satisfy these tests would result in principal and/or interest cashflow that would otherwise be distributed to more junior classes of securities (including those held by Newcastle) to be redirected to pay down the most senior class of securities outstanding until the tests are satisfied. The data presented is as of the most recent remittance date on or before March 31, 2008 and may have changed subsequent to that date.

Stockholders’ Equity

Common Stock

The following table presents information on shares of our common stock issued during the three months ended March 31, 2008:

Shares Issued	Range of Issue Prices (1)		Net Proceeds (millions)	Option Granted to Manager
1,250	N/A	(2)	$0.00	N/A

(1)	Excludes prices of shares issued pursuant to the exercise of options and of shares issued to our independent directors.
(2)	The only shares issued during this period were to our independent directors.

At March 31, 2008, we had 52,780,429 shares of common stock outstanding.

As of March 31, 2008, our outstanding options were summarized as follows:

Held by the Manager	1,549,340
Issued to the Manager and subsequently transferred to certain of the Manager’s employees	935,269
Held by the independent directors	14,000

Total	2,498,609

As of March 31, 2008, approximately 5.1 million shares of our common stock were held by our manager, through affiliates, and its principals.

In March 2008, our board of directors approved expanding the previously approved share repurchase to allow a potential repurchase of up to $125 million of our common stock. As of May 8, 2008, no shares have been repurchased.

Accumulated Other Comprehensive Income (Loss)

During the three months ended March 31, 2008, our accumulated other comprehensive income (loss) changed due to the following factors (in thousands):

Accumulated other comprehensive income (loss), December, 31, 2007	$(502,516)
Net unrealized gain (loss) on securities	(332,119)
Reclassification of net realized (gain) loss on securities into earnings	(7,439)
Foreign currency translation	(598)
Net unrealized gain (loss) on derivatives designated as cash flow hedges	(114,684)
Reclassification of net realized (gain) loss on derivatives designated as cash flow hedges into earnings	(305)

Accumulated other comprehensive (loss), March 31, 2008	$(957,661)

Our book equity changes as our real estate securities portfolio and derivatives are marked to market each quarter, among other factors. The primary causes of mark to market changes are changes in interest rates and credit spreads. During the period, sharply widening credit spreads have resulted in a net increase in unrealized losses on our real estate securities and derivatives. While such an environment resulted in a decrease in the fair value of our existing securities portfolio and, therefore, reduced our book equity and ability to realize gains on such existing securities, it did not directly affect our current cash flow or our ability to pay dividends.

See “- Market Considerations” above for a further discussion of recent trends and events affecting our unrealized gains and losses as well as our liquidity.

Common Dividends

Declared for the Period Ended	Paid	Amount Per Share
March 31, 2008	April 2008	$0.25

Cash Flow

Net cash flow provided by (used in) operating activities increased to $37.6 million for the three months ended March 31, 2008 from ($1,002.2) million for the three months ended March 31, 2007. This change primarily resulted from the acquisition and settlement of our investments as described above, and the performance thereof. The three months ended March 31, 2007 included the purchase of loans held for sale of $992.0 million.

Investing activities provided (used) $1,265.7 million and ($649.2) million during the three months ended March 31, 2008 and 2007, respectively. Investing activities consisted primarily of investments made in certain real estate securities, loans and other real estate related assets, net of proceeds from the sale or settlement of investments.

Financing activities provided (used) ($1,241.2) million and $1,649.9 million during the three months ended March 31, 2008 and 2007, respectively. The equity issuances, borrowings and debt issuances described above served as the primary sources of cash flow from financing activities. Offsetting uses included the payment of related deferred financing costs, the payment of dividends, and the repayment of debt as described above.

See the consolidated statements of cash flows included in our consolidated financial statements included herein for a reconciliation of our cash position for the periods described herein.

INTEREST RATE, CREDIT AND SPREAD RISK

We are subject to interest rate, credit and spread risk with respect to our investments. These risks are further described in “Quantitative and Qualitative Disclosures About Market Risk.”

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2008, we had two material off-balance sheet arrangements. We believe that these off-balance sheet structures presented the most efficient and least expensive form of financing for these assets at the time they were entered, and represented the most common market-accepted method for financing such assets.

•

In April 2006, we securitized our Subprime Portfolio I. The loans were sold to a securitization trust, of which 80% were treated as a sale, which is an off-balance sheet financing as described in “- Liquidity and Capital Resources.”

•

In July 2007, we securitized our Subprime Portfolio II. The loans were sold to a securitization trust, of which 90% were treated as a sale, which is an off-balance sheet financing as described in “- Liquidity and Capital Resources.”

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

•	We are party to total rate of return swaps which are treated as non-hedge derivatives. For further information on these investments, see “– Liquidity and Capital Resources.”

•	We have made investments in four unconsolidated subsidiaries.

In each case, our exposure to loss is limited to the carrying (fair) value of our investment, except for the total rate of return swaps where our exposure to loss is limited to their fair value plus their notional amount.

CONTRACTUAL OBLIGATIONS

During the first three months of 2008, we had all of the material contractual obligations referred to in our annual report on Form 10-K for the year ended December 31, 2007, excluding the debt which was repaid, and the related hedges which were terminated, as described in “– Liquidity and Capital Resources,” as well as the following:

Contract Category	Change
Repurchase agreements	In April 2008, two of the term financing facilities, in the form of repurchase agreements, were not extended.

The terms of these contracts are described under “Quantitative and Qualitative Disclosures About Market Risk” below.

INFLATION

We believe that our risk of increases in the market interest rates on our floating rate debt as a result of inflation is largely offset by our use of match funding and hedging instruments as described above. See “Quantitative and Qualitative Disclosure About Market Risk — Interest Rate Exposure” below.

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

As a result of the sale or expected sale of all of our operating real estate, and the resultant discontinuation of depreciation, our income (loss) applicable to common stockholders is now equal to our FFO. Funds from Operations (FFO) is calculated as follows (in thousands):

For the Three Months Ended March 31, 2008
Income (loss) applicable to common stockholders	$(44,279)
Operating real estate depreciation	—

Funds from Operations (FFO)	$(44,279)

Funds from Operations was derived from our segments as follows (in thousands):

	Book Equity at March 31, 2008	Average Invested Common Equity for the Three Months Ended March 31, 2008(2)	FFO for the Three Months Ended March 31, 2008	Return on Invested Common Equity (ROE) (3)
Real estate securities and real estate related loans	$658,389	$772,184	$(32,332)	(16.75)%
Residential mortgage loans	198,536	152,454	2,719	7.13%
Operating real estate	49,059	51,497	(3,099)	(24.07)%
Unallocated (1)	(159,596)	(179,312)	(11,567)	N/A

Total (2)	746,388	$796,823	$(44,279)	(22.23)%

Preferred stock	152,500
Accumulated depreciation	(6,206)
Accumulated other comprehensive income (loss)	(957,661)

Net book equity	$(64,979)

(1)	Unallocated FFO represents ($3,375) of preferred dividends, ($1,895) of interest on our junior subordinated notes payable, and ($6,297) of corporate general and administrative expenses, management fees and incentive compensation for the three months ended March 31, 2008.
(2)	Invested common equity is equal to book equity excluding preferred stock, accumulated depreciation and accumulated other comprehensive income (loss).
(3)	FFO divided by average invested common equity, annualized.

As a result of the effect of the other-than-temporary impairment on our FFO, we expect that there will be no incentive compensation payable to the Manager for an indeterminable amount of time.

RELATED PARTY TRANSACTIONS

As of March 31, 2008, we held on our balance sheet total investments of $240.7 million amortized cost basis of real estate securities and related loans issued by affiliates of our manager and $56.5 million face amount of real estate loans issued by affiliates of our manager financed under total rate of return swaps and earned approximately $5.4 million of interest on such investments for the three months ended March 31, 2008.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the exposure to loss resulting from changes in interest rates, credit spreads, foreign currency exchange rates, commodity prices and equity prices. The primary market risks that we are exposed to are interest rate risk and credit spread risk. These risks are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. All of our market risk sensitive assets, liabilities and related derivative positions are for non-trading purposes only. For a further understanding of how market risk may affect our financial position or operating results, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Application of Critical Accounting Policies.”

Interest Rate Exposure

Changes in interest rates, including changes in expected interest rates or “yield curves,” affect our investments in two distinct ways, each of which is discussed below.

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

As of March 31, 2008, a 100 basis point increase in short term interest rates would increase our earnings by approximately $0.7 million per annum.

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

As of March 31, 2008, a 100 basis point change in short term interest rates would impact our net book value by approximately $49.9 million.

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

Similarly, an interest rate cap or floor agreement is a contract in which we purchase a cap or floor contract on a notional face amount. We will make an up-front payment to the counterparty for which the counterparty agrees to make future payments to us should the reference rate (typically LIBOR) rise above (cap agreements) or fall below (floor agreements) the “strike” rate specified in the contract. Payments on an annualized basis will equal the contractual notional face amount multiplied by the difference between the actual reference rate and the contracted strike rate.

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

Credit Spread Exposure

Credit spreads measure the yield demanded on loans and securities by the market based on their credit relative to U.S. Treasuries, for fixed rate credit, or LIBOR, for floating rate credit. Our fixed rate loans and securities are valued based on a market credit spread over the rate payable on fixed rate U.S. Treasuries of like maturity. Our floating rate loans and securities are valued based on a market credit spread over LIBOR. Excessive supply of such loans and securities combined with reduced demand will generally cause the market to require a higher yield on such loans and securities, resulting in the use of a higher (or “wider”) spread over the benchmark rate to value them.

Changes in credit spreads affect our investments in two distinct ways, each of which is discussed below.

First, widening credit spreads would result in higher yields being required by the marketplace on loans and securities. This widening would reduce the value of the loans and securities we hold at the time because higher required yields result in lower prices on existing securities in order to adjust their yield upward to meet the market. The effects of such a decrease in values on our financial position, results of operations and liquidity are discussed above under “- Interest Rate Exposure.”

As of March 31, 2008, a 25 basis point movement in credit spreads would impact our net book value by approximately $26.5 million, but would not directly affect our earnings or cash flow.

Our financing strategy is dependent on our ability to place the match funded debt we use to finance our investments at rates that provide a positive net spread. Currently, spreads for such liabilities have widened and demand for such liabilities has become extremely limited, therefore restricting our ability to execute future financings.

However, a second impact of widening of credit spreads is that it would also result in increased yields on new investments we purchase during or subsequent to the widening, thereby benefiting our ongoing investment activities, as we would earn a higher yield on the same investment amount in comparison to the investing environment prior to such widening. As noted in “- Market Considerations” above, we could only take advantage of these investment opportunities if we have sufficient liquidity and financing is available on favorable terms.

In an environment where spreads are tightening, if spreads tighten on the assets we purchase to a greater degree than they tighten the liabilities we issue, our net spread will be reduced.

Credit Risk

In addition to the above described market risks, Newcastle is subject to credit risk.

Credit risk refers to the ability of each individual borrower under our loans and securities to make required interest and principal payments on the scheduled due dates. The commercial mortgage and asset backed securities we invest in are generally junior in right of payment of interest and principal to one or more senior classes, but benefit from the support of one or more subordinate classes of securities or other form of credit support (which absorbs losses before the securities in which we invest) within a securitization transaction. The senior unsecured REIT debt securities we invest in reflect comparable credit risk. We also invest in loans and securities which represent “first loss” pieces; in other words, they do not benefit from credit support although we believe they predominantly benefit from underlying collateral value well in excess of their carrying amounts.

We believe, based on our due diligence process, that these assets offer attractive risk-adjusted returns with long term principal protection under a variety of default and loss scenarios. We further minimize credit risk by actively monitoring our asset portfolio and the underlying credit quality of our holdings and, where appropriate, repositioning our investments to upgrade their credit quality. In the event of a significant rising interest rate environment and/or economic downturn, loan and collateral defaults may increase and result in credit losses that would adversely affect our liquidity and operating results. As described above in “- Market Considerations” and elsewhere in this quarterly report, adverse market and credit conditions have resulted in our recording of other-than-temporary impairment in certain securities.

Margin

Certain of our investments are financed through repurchase agreements or total return swaps which are subject to margin calls based on the value of such investments. Margin calls resulting from decreases in value related to rising interest rates are substantially offset by our ability to make margin calls on our interest rate derivatives. We seek to maintain adequate cash reserves and other sources of available liquidity to meet any margin calls resulting from decreases in value related to a reasonably possible (in the opinion of management) widening of credit spreads.

Fair Values

Fair values for a majority of our investments are readily obtainable through broker quotations. For certain of our financial instruments, fair values are not readily available since there are no active trading markets as characterized by current exchanges between willing parties or due to market conditions. Accordingly, fair values can only be derived or estimated for these instruments using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Application of Critical Accounting Policies.” However, the determination of estimated future cash flows is inherently subjective and imprecise. We note that minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values, and that the fair values reflected in our consolidated financial statements are indicative of the interest rate and credit spread environments as of March 31, 2008 and do not take into consideration the effects of subsequent interest rate or credit spread fluctuations.

We note that the values of our investments in real estate securities, loans and derivative instruments are sensitive to changes in market interest rates, credit spreads and other market factors. The value of these investments can vary, and has varied, materially from period to period.

Trends

See “- Market Considerations” above for a further discussion of recent trends and events affecting our liquidity, unrealized gains and losses.

Interest Rate and Credit Spread Risk Sensitive Instruments

Our holdings of such financial instruments are detailed in Note 6 of our consolidated financial statements included herein. For information regarding the impact of prepayment, reinvestment, and expected loss factors on the timing of realization of our investments, please refer to the consolidated financial statements included in this Form 10-Q as well as our most recent annual consolidated financial statements included in our Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information is recorded, processed, summarized and reported accurately and on a timely basis. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

(b)	Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is not party to any material legal proceedings.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in the registrant’s Form 10-K for the year ended December 31, 2007.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

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

•	legislative/regulatory changes;

•	completion of pending investments;

•	the availability and cost of capital for future investments;

•	competition within the finance and real estate industries; and

•	other risks detailed from time to time below, particularly under the heading “Risk Factors,” and in our other SEC reports.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Articles of Amendment and Restatement (incorporated by reference to the Registrant’s Registration Statement on Form S-11 (File No. 333-90578), Exhibit 3.1).

3.2	Articles Supplementary Relating to the Series B Preferred Stock (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003, Exhibit 3.3).

3.3	Articles Supplementary Relating to the Series C Preferred Stock (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 3.3, filed on October 25, 2005).

3.4	Articles Supplementary Relating to the Series D Preferred Stock (incorporated by reference to the Registrant’s Report on Form 8-A, Exhibit 3.1, filed on March 14, 2007).

3.5	Amended and Restated By-laws (incorporated by reference to the Registrant’s Registration Statement on Form 8-K, Exhibit 3.1, filed on May 5, 2006).

4.1	Rights Agreement between the Registrant and American Stock Transfer and Trust Company, as Rights Agent, dated October 16, 2002 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2002, Exhibit 4.1).

10.1	Amended and Restated Management and Advisory Agreement by and among the Registrant and Fortress Investment Group LLC, dated June 23, 2003 (incorporated by reference to the Registrant’s Registration Statement on Form S-11 (File No. 333-106135), Exhibit 10.1).

10.2	Newcastle Investment Corp. Nonqualified Stock Option and Incentive Award Plan Amended and Restated Effective as of February 11, 2004 (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, Exhibit 10.2).

21.1	Subsidiaries of the Registrant (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, Exhibit 21.1)

31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

NEWCASTLE INVESTMENT CORP.

(Registrant)

/s/ Kenneth M. Riis
Name:	Kenneth M. Riis
Title:	Chief Executive Officer and President
Date:	May 12, 2008

/s/ Debra A. Hess
Name:	Debra A. Hess
Title:	Chief Financial Officer
Date:	May 12, 2008