Form 10-Q
period 2008-06-30
NEWCASTLE INVESTMENT CORP
filed 2008-08-11
CIK 1175483

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

Common stock, $0.01 par value per share: 52,789,050 shares outstanding as of August 8, 2008.

NEWCASTLE INVESTMENT CORP.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	June 30, 2008 (Unaudited)	December 31, 2007
Assets
Real estate securities, available for sale	$3,116,151	$4,835,884
Real estate related loans, net	1,761,940	1,856,978
Residential mortgage loans, net	585,155	634,605
Subprime mortgage loans subject to call option	395,906	393,899
Investments in unconsolidated subsidiaries	1,882	24,477
Operating real estate, held for sale	27,980	34,399
Cash and cash equivalents	181,967	55,916
Restricted cash	91,560	133,126
Derivative assets	1,647	4,114
Receivables and other assets	52,119	64,372

	$6,216,307	$8,037,770

Liabilities and Stockholders’ Equity
Liabilities
CBO bonds payable	$4,368,784	$4,716,535
Other bonds payable	446,988	546,798
Repurchase agreements	657,690	1,634,362
Financing of subprime mortgage loans subject to call option	395,906	393,899
Junior subordinated notes payable (security for trust preferred)	100,100	100,100
Derivative liabilities	114,581	133,510
Dividends payable	15,447	40,251
Due to affiliates	7,741	7,741
Accrued expenses and other liabilities	13,327	16,949

	6,120,564	7,590,145

Stockholders’ Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized, 2,500,000 shares of 9.75% Series B Cumulative Redeemable Preferred Stock, 1,600,000 shares of 8.05% Series C Cumulative Redeemable Preferred Stock, and 2,000,000 shares of 8.375% Series D Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, issued and outstanding	152,500	152,500
Common stock, $0.01 par value, 500,000,000 shares authorized, 52,786,441 and 52,779,179 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	528	528
Additional paid-in capital	1,033,401	1,033,326
Dividends in excess of earnings	(394,538)	(236,213)
Accumulated other comprehensive income (loss)	(696,148)	(502,516)

	95,743	447,625

	$6,216,307	$8,037,770

See notes to consolidated financial statements

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(dollars in thousands, except share data)

	Three Months ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues
Interest income	$115,018	$191,864	$247,912	$354,080

	115,018	191,864	247,912	354,080

Expenses
Interest expense	73,713	133,898	163,088	250,649
Loan and security servicing expense	1,788	3,698	3,518	5,681
Provision for credit losses	1,868	3,089	4,373	5,125
General and administrative expense	1,892	1,435	3,484	2,728
Management fee to affiliate	4,597	4,545	9,194	8,451
Incentive compensation to affiliate	—	2,521	—	6,209
Depreciation and amortization	73	71	145	144

	83,931	149,257	183,802	278,987

Operating Income	31,087	42,607	64,110	75,093

Other Income (Loss)
Gain (loss) on sale of investments, net	(37)	6,977	6,489	9,189
Other income (loss), net	1,427	5,747	(17,881)	6,464
Other-than-temporary impairment	(101,797)	(5,953)	(148,169)	(5,953)
Loan impairment	(16,759)	—	(37,085)	—
Provision for losses, loans held for sale	—	(5,754)	—	(5,754)
Gain (loss) on extinguishment of debt	—	(7,280)	8,533	(7,280)
Equity in earnings of unconsolidated subsidiaries	7,062	819	7,770	1,666

	(110,104)	(5,444)	(180,343)	(1,668)

Income (loss) from continuing operations	(79,017)	37,163	(116,233)	73,425
Income (loss) from discontinued operations	(5,263)	(50)	(8,951)	(121)

Net Income (Loss)	(84,280)	37,113	(125,184)	73,304

Preferred dividends	(3,376)	(3,375)	(6,751)	(5,890)

Income (Loss) Applicable to Common Stockholders	$(87,656)	$33,738	$(131,935)	$67,414

Income (Loss) Per Share of Common Stock
Basic	$(1.66)	$0.65	$(2.50)	$1.35

Diluted	$(1.66)	$0.64	$(2.50)	$1.34

Income (loss) from continuing operations per share of common stock, after preferred dividends
Basic	$(1.56)	$0.65	$(2.33)	$1.35

Diluted	$(1.56)	$0.64	$(2.33)	$1.34

Income (loss) from discontinued operations per share of common stock
Basic	$(0.10)	$(0.00)	$(0.17)	$(0.00)

Diluted	$(0.10)	$(0.00)	$(0.17)	$(0.00)

Weighted Average Number of Shares of Common Stock Outstanding
Basic	52,783,006	52,273,988	52,781,662	49,936,428

Diluted	52,783,006	52,467,019	52,781,662	50,158,085

Dividends Declared per Share of Common Stock	$0.25	$0.72	$0.50	$1.41

See notes to consolidated financial statements

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

FOR THE SIX MONTHS ENDED JUNE 30, 2008

(dollars in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Dividends in Excess of Earnings	Accum. Other Comp. Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Stockholders’ equity—December 31, 2007	6,100,000	$152,500	52,779,179	$528	$1,033,326	$(236,213)	$(502,516)	$447,625
Dividends declared	—	—	—	—	—	(33,141)	—	(33,141)
Issuance of common stock to directors	—	—	7,262	—	75	—	—	75
Comprehensive income:
Net (loss)	—	—	—	—	—	(125,184)	—	(125,184)
Net unrealized (loss) on securities	—	—	—	—	—	—	(189,979)	(189,979)
Reclassification of net realized (gain) on securities into earnings	—	—	—	—	—	—	(7,439)	(7,439)
Foreign currency translation	—	—	—	—	—	—	(515)	(515)
Net unrealized gain on derivatives designated as cash flow hedges	—	—	—	—	—	—	5,069	5,069
Reclassification of net realized (gain) on derivatives designated as cash flow hedges into earnings	—	—	—	—	—	—	(768)	(768)

Total comprehensive income (loss)								(318,816)

Stockholders’ equity—June 30, 2008	6,100,000	$152,500	52,786,441	$528	$1,033,401	$(394,538)	$(696,148)	$95,743

See notes to consolidated financial statements

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(dollars in thousands)

	Six Months Ended June 30,
	2008	2007
Cash Flows From Operating Activities
Net income (loss)	$(125,184)	$73,304
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities (inclusive of amounts related to discontinued operations):
Depreciation and amortization	493	671
Accretion of discount and other amortization	(20,739)	(13,649)
Deferred rent	174	151
Provision for credit losses	4,373	5,125
Provision for losses, loans held for sale	—	5,754
Non-cash directors’ compensation	75	60
(Gain) on sale of investments	(6,913)	(9,113)
Unrealized (gain) loss on non-hedge derivatives and hedge ineffectiveness	20,376	(6,338)
Other-than-temporary impairment	157,219	5,953
Loan impairment	37,085	—
(Gain) loss on extinguishment of debt	(8,533)	6,260
Equity in earnings of unconsolidated subsidiaries	(7,770)	(1,666)
Distributions of earnings from unconsolidated subsidiaries	7,770	1,666
Purchase of loans held for sale	—	(1,089,202)
Change in:
Restricted cash	3,196	62,681
Receivables and other assets	16,034	(10,458)
Due to affiliates	—	(5,724)
Accrued expenses and other liabilities	(1,874)	899

Net cash provided by (used in) operating activities	75,782	(973,626)

Cash Flows From Investing Activities
Purchase of real estate securities	—	(289,027)
Proceeds from sale of real estate securities	1,151,012	116,555
Proceeds from settlement of loans	12,636	—
Purchase of and advances on loans	—	(862,978)
Repayments of loan and security principal	219,447	632,005
Margin received on derivative instruments	60,471	55,152
Return of margin on derivative instruments	(52,022)	(39,960)
Margin deposits on total rate of return swaps (treated as derivative instruments)	(22,200)	(56,249)
Return of margin deposits on total rate of return swaps (treated as derivative instruments)	29,891	59,941
Net proceeds from termination of derivative instruments	(37,591)	24,191
Purchase and improvement of operating real estate	(604)	(865)
Contributions to unconsolidated subsidiaries	—	(201)
Distributions of capital from unconsolidated subsidiaries	22,595	435
Change in restricted cash from investment in CBOs	—	(11,614)

Net cash provided by (used in) in investing activities	1,383,635	(372,615)

Continued on Page 5

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)

(dollars in thousands)

	Six Months Ended June 30,
	2008	2007
Cash Flows From Financing Activities
Repayments of CBO bonds payable	(332,643)	(984,776)
Issuance of other bonds payable	—	587,628
Repayments of other bonds payable	(100,443)	(55,123)
Repayments of notes payable	—	(35,073)
Borrowings under repurchase agreements	20,819	3,399,557
Repayments of repurchase agreements	(997,991)	(1,709,386)
Return of margin deposits under repurchase agreements	78,963	—
Margin deposits under repurchase agreements	(72,656)	—
Issuance of repurchase agreements subject to ABCP facility	—	247,409
Repayments of repurchase agreements subject to ABCP facility	—	(110,002)
Draws under credit facility	—	382,800
Repayments of credit facility	—	(476,600)
Issuance of common stock	—	199,791
Exercise of common stock options	—	1,443
Issuance of preferred stock	—	50,000
Costs related to issuance of preferred stock	—	(1,760)
Dividends paid	(57,944)	(69,464)
Payment of deferred financing costs	(337)	(1,711)
Restricted cash returned from refinancing activities	128,866	20,000

Net cash provided by (used in) financing activities	(1,333,366)	1,444,733

Net Increase (Decrease) in Cash and Cash Equivalents	126,051	98,492

Cash and Cash Equivalents, Beginning of Period	55,916	5,371

Cash and Cash Equivalents, End of Period	$181,967	$103,863

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest expense	$146,339	$231,226
Cash paid during the period for income taxes	$—	$—
Cash paid during the year for federal excise tax	$316	$—
Supplemental Schedule of Non-Cash Investing and Financing Activities
Common stock dividends declared but not paid	$13,197	$38,001
Preferred stock dividends declared but not paid	$2,250	$2,785

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2008

(dollars in tables in thousands, except share data)

1. GENERAL

Newcastle Investment Corp. (and its subsidiaries, “Newcastle”) is a Maryland corporation that was formed in 2002. Newcastle conducts its business through four primary segments: (i) investments financed with non-recourse collateralized bond obligations (“CBOs”), (ii) investments financed with other non-recourse debt, (iii) investments financed with recourse debt, including FNMA / FHLMC securities, and (iv) unlevered investments.

In the second quarter of 2008, Newcastle changed the structure of its internal organization such that the basis of the composition of its reportable segments changed from investment type to financing type. Management believes this presentation better reflects the benefits and risks of the company’s structure.

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

Approximately 5.0 million shares of Newcastle’s common stock were held by the Manager, through its affiliates, and its principals at June 30, 2008. In addition, the Manager, through its affiliates, held options to purchase approximately 1.5 million shares of Newcastle’s common stock at June 30, 2008.

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

JUNE 30, 2008

(dollars in tables in thousands, except share data)

2. INFORMATION REGARDING BUSINESS SEGMENTS

Newcastle conducts its business through four primary segments: (i) investments financed with non-recourse collateralized bond obligations (“CBOs”), (ii) investments financed with other non-recourse debt, (iii) investments financed with recourse debt, including FNMA / FHLMC securities, and (iv) unlevered investments. In the second quarter of 2008, Newcastle changed the structure of its internal organization such that the basis of the composition of its reportable segments changed from investment type to financing type. Management believes this presentation better reflects the benefits and risks of the company’s structure.

Summary financial data on Newcastle's segments is given below, together with a reconciliation to the same data for Newcastle as a whole:

	CBOs	Other Non-Recourse (A)	Recourse (B)	Unlevered (C)	Unallocated	Total
June 30, 2008 and the Six Months then Ended
Gross revenues	$157,600	$46,257	$27,957	$14,966	$1,132	$247,912
Operating expenses	(820)	(7,041)	(25)	(39)	(12,644)	(20,569)
Interest expense	(104,585)	(34,436)	(20,006)	(302)	(3,759)	(163,088)
Depreciation and amortization	—	—	—	—	(145)	(145)

Operating income (loss)	52,195	4,780	7,926	14,625	(15,416)	64,110
Other-than-temporary and loan impairment	(145,422)	(1,222)	(2,432)	(36,178)	—	(185,254)
Other income (loss) excluding impairment	3,037	(548)	(5,434)	8,443	(587)	4,911

Income (loss) from continuing operations	(90,190)	3,010	60	(13,110)	(16,003)	(116,233)
Income (loss) from discontinued operations	—	—	—	(8,951)	—	(8,951)

Net income (loss)	(90,190)	3,010	60	(22,061)	(16,003)	(125,184)
Preferred dividends	—	—	—	—	(6,751)	(6,751)

Income (loss) applicable to common stockholders	$(90,190)	$3,010	$60	$(22,061)	$(22,754)	$(131,935)

Three Months Ended June 30, 2008
Gross revenues	$73,401	$22,002	$11,547	$7,472	$596	$115,018
Operating expenses	(408)	(3,235)	(6)	(39)	(6,457)	(10,145)
Interest expense	(47,492)	(16,540)	(7,614)	(187)	(1,880)	(73,713)
Depreciation and amortization	—	—	—	—	(73)	(73)

Operating income (loss)	25,501	2,227	3,927	7,246	(7,814)	31,087
Other-than-temporary and loan impairment	(84,545)	—	—	(34,011)	—	(118,556)
Other income (loss) excluding impairment	821	(548)	440	7,736	3	8,452

Income (loss) from continuing operations	(58,223)	1,679	4,367	(19,029)	(7,811)	(79,017)
Income (loss) from discontinued operations	—	—	—	(5,263)	—	(5,263)

Net income (loss)	(58,223)	1,679	4,367	(24,292)	(7,811)	(84,280)
Preferred dividends	—	—	—	—	(3,376)	(3,376)

Income (loss) applicable to common stockholders	$(58,223)	$1,679	$4,367	$(24,292)	$(11,187)	$(87,656)

June 30, 2008
GAAP
Assets, carrying value	$4,103,169	$889,815	$803,358	$235,249	$184,716	$6,216,307
Liabilities, carrying value (D)	4,452,588	863,256	674,695	2,469	127,556	6,120,564
Preferred stock					152,500	152,500

GAAP book value	$(349,419)	$26,559	$128,663	$232,780	$(95,340)	$(56,757)

GAAP book value per share						$(1.08)
Fair Value
Assets, fair value (E)	$3,961,953	$825,425	$773,855	$224,311	$184,716	$5,970,260
Liabilities, fair value	$3,149,305	$832,189	$674,695	$2,469	$102,977	$4,761,635
Preferred stock					152,500	152,500

Adjusted book value	$812,648	$(6,764)	$99,160	$221,842	$(70,761)	$1,056,125

Adjusted book value per share (F)						$20.01

(A)	Includes all of the manufactured housing loan financing (Note 5) of which $91.4 million (carrying value) is recourse.
(B)	Includes FNMA/FHLMC securities as shown in Note 5.
(C)	Includes real estate held for sale.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2008

(dollars in tables in thousands, except share data)

(D)	Carrying values of recourse and nonrecourse debt at June 30, 2008 are as follows:

	CBOs	Other Non-Recourse (A)	Recourse (B)	Unlevered (C)	Unallocated	Total
Nonrecourse	$4,368,784	$751,463	$—	$—	$—	$5,120,247
Recourse	$—	$91,431	$657,690	$—	$100,100	$849,221
(E)	Only financial instruments are reflected at fair value, other assets are reflected at their carrying value.
(F)	Represents GAAP book value as if Newcastle had elected to measure all of its financial assets and liabilities at fair value under SFAS 159.

	CBOs	Other Non-Recourse (A)	Recourse (B)	Unlevered (C)	Unallocated	Total
December 31, 2007
Total assets	$4,968,184	$995,594	$1,750,643	$265,026	$58,323	$8,037,770

Six Months Ended June 30, 2007
Gross revenues	$190,681	$51,911	$94,229	$16,958	$301	$354,080
Operating expenses	(979)	(8,199)	(1,644)	(5)	(17,367)	(28,194)
Interest expense	(141,042)	(38,436)	(64,282)	(815)	(6,074)	(250,649)
Depreciation and amortization	—	—	—	—	(144)	(144)
Operating income (loss)	48,660	5,276	28,303	16,138	(23,284)	75,093
Other income (loss)	(2,894)	522	(1,244)	1,944	4	(1,668)

Income (loss) from continuing operations	45,766	5,798	27,059	18,082	(23,280)	73,425
Income (loss) from discontinued operations	—	—	—	(121)	—	(121)

Net income (loss)	45,766	5,798	27,059	17,961	(23,280)	73,304
Preferred dividends	—	—	—	—	(5,890)	(5,890)

Income (loss) applicable to common stockholders	$45,766	$5,798	$27,059	$17,961	$(29,170)	$67,414

Three Months Ended June 30, 2007
Gross revenues	$98,795	$25,313	$58,324	$9,211	$221	$191,864
Operating expenses	(538)	(4,727)	(1,510)	(3)	(8,510)	(15,288)
Interest expense	(72,982)	(18,989)	(39,220)	(304)	(2,403)	(133,898)
Depreciation and amortization	—	—	—	—	(71)	(71)
Operating income (loss)	25,275	1,597	17,594	8,904	(10,763)	42,607
Other income (loss)	(5,530)	472	(1,348)	959	3	(5,444)

Income (loss) from continuing operations	19,745	2,069	16,246	9,863	(10,760)	37,163
Income (loss) from discontinued operations	—	—	—	(50)	—	(50)

Net income (loss)	19,745	2,069	16,246	9,813	(10,760)	37,113
Preferred dividends	—	—	—	—	(3,375)	(3,375)

Income (loss) applicable to common stockholders	$19,745	$2,069	$16,246	$9,813	$(14,135)	$33,738

(A)	Includes all of the manufactured housing loan financing (Note 5) of which $98.3 million (carrying value) is recourse.
(B)	Includes FNMA/FHLMC securities as shown in Note 5.
(C)	Includes real estate held for sale.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2008

(dollars in tables in thousands, except share data)

At June 30, 2008 and December 31, 2007, Newcastle had $14.0 million and $21.4 million, respectively, of long-lived assets in Canada. In connection with such assets, Newcastle recognized revenue of $1.8 million and $1.5 million for the six months ended June 30, 2008 and 2007, respectively.

Newcastle has committed to a plan, and is actively working, to sell all of its operating real estate. As a result, all of the real estate has been classified as held for sale at June 30, 2008 and marked to the lower of cost or market, resulting in a recorded loss of $9.1 million for the six months ended June 30, 2008. All of the related operations, including this loss, have been classified as discontinued operations for all periods presented. In July 2008, Newcastle closed on the sales of two real estate properties and received net proceeds of approximately $11.5 million.

Gain (Loss) on Sale of Investments, Net and Other Income (Loss), Net

These items are comprised of the following:

	Six Months Ended June 30,
	2008	2007
Gain (loss) on sale of investments, net
Gain on sale of real estate securities	$6,459	$15,502
Loss on sale of real estate securities	(979)	(6,390)
Gain on disposition of loans held for sale	1,434	—
Realized gain (loss) on termination of derivative instruments	(425)	77

	$6,489	$9,189

Other income (loss), net
Realized (loss) on total rate of return swaps	$(7,145)	$—
Unrealized (loss) on total rate of return swaps	(3,624)	(113)
Gain (loss) on non-hedge derivative instruments	(8,405)	5,887
Unrealized (loss) recognized at de-designation of hedges	(990)	—
Hedge ineffectiveness	213	488
Other income	2,070	202

	$(17,881)	$6,464

Unconsolidated Subsidiaries

The following table summarizes the activity for significant subsidiaries affecting the equity held by Newcastle in unconsolidated subsidiaries:

	Operating Real Estate	Real Estate Loan
Balance at December 31, 2007	$13,391	$10,984
Contributions to unconsolidated subsidiaries	—	—
Distributions from unconsolidated subsidiaries	(20,307)	(10,053)
Equity in earnings of unconsolidated subsidiaries	6,916	850

Balance at June 30, 2008	$—	$1,781

In April 2008, Newcastle closed on the sale of our interests in the operating real estate joint venture and received net proceeds of $19.8 million. As a result, Newcastle recorded a gain of approximately $6.2 million.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2008

(dollars in tables in thousands, except share data)

3. REAL ESTATE SECURITIES

The following is a summary of Newcastle’s real estate securities at June 30, 2008, all of which are classified as available for sale and are therefore reported at fair value with changes in fair value recorded in other comprehensive income, except for securities that are other-than-temporarily impaired.

Asset Type	Outstanding Face Amount	Amortized Cost Basis			Gross Unrealized		Carrying Value	Number of Securities	Weighted Average
		Before Impairment	Other-Than- Temporary Impairment (A)	After Impairment					S&P Equivalent Rating	Coupon	Yield	Maturity (Years)
					Gains	Losses
CMBS-Conduit	$1,371,182	$1,314,336	$(1,893)	$1,312,443	$10	$(393,138)	$919,315	171	BBB	5.67%	6.33%	6.8
CMBS- Single Borrower	781,362	769,052	—	769,052	2,273	(89,084)	682,241	72	BB+	5.77%	6.10%	3.7
CMBS-Large Loan	95,159	95,147	—	95,147	—	(17,494)	77,653	13	BB+	4.23%	4.26%	1.9
CMBS- CDO	16,000	14,730	(14,730)	—	—	—	—	1	CC	10.14%	0.00%	—
REIT Debt	652,516	663,071	—	663,071	109	(55,526)	607,654	65	BBB	6.24%	5.78%	5.2
ABS-Subprime	578,928	546,124	(244,411)	301,713	4,817	(38,884)	267,646	124	BB-	4.10%	10.43%	5.6
ABS-Manufactured Housing	61,723	59,982	—	59,982	—	(6,342)	53,640	9	BBB-	6.68%	7.44%	4.8
ABS-Franchise	41,316	41,452	—	41,452	—	(15,566)	25,886	17	BBB	5.72%	5.74%	4.4
FNMA/FHLMC (B)	409,190	414,517	—	414,517	6,571	—	421,088	15	AAA	5.65%	5.61%	3.8

Subtotal/Average (C)	4,007,376	3,918,411	(261,034)	3,657,377	13,780	(616,034)	3,055,123	487	BBB	5.55%	6.40%	5.2

Retained Securities (D)	80,380	73,591	(22,686)	50,905	1,119	(4,271)	47,753	7	B+	4.58%	14.60%	12.2
Residual Interests (D)	13,275	60,200	(46,925)	13,275	—	—	13,275	2	NR	0.00%	20.00%	2.8

Total/Average	$4,101,031	$4,052,202	$(330,645)	$3,721,557	$14,899	$(620,305)	$3,116,151	496	BBB-	5.52%	6.56%	5.4

(A)	Represents the cumulative impairment against amortized cost basis recorded through earnings.
(B)	FNMA/FHLMC securities have an implied AAA rating. Amortized cost basis and carrying value include principal receivable of $4.0 million.
(C)	The total outstanding face amount of fixed rate securities was $3.0 billion, and of floating rate securities was $1.1 billion.
(D)	Represents the retained bonds and equity from Subprime Portfolios I and II. The residuals do not have stated coupons and therefore their coupons have been treated as zero for purposes of the table.

Unrealized losses that are considered other-than-temporary are recognized currently in income. During the six months ended June 30, 2008, Newcastle recorded other-than-temporary impairment charges of $148.2 million, relating to securities with an aggregate post impairment amortized cost basis of $195.3 million at June 30, 2008. Management closely monitors market valuations and, based on the results of recent events, has concluded that these securities are other-than-temporarily impaired under GAAP. The remaining unrealized losses on Newcastle’s securities are primarily the result of changes in market factors, rather than issuer-specific credit impairment, and Newcastle has performed credit analyses in relation to such securities which support its belief that the carrying values of such securities are fully recoverable over their expected holding period. Such market factors include changes in market interest rates and credit spreads, or certain macroeconomic events, including market disruptions and supply changes, which do not directly impact our ability to collect amounts contractually due. Management continually evaluates the credit status of each of Newcastle’s securities and the collateral supporting those securities. This evaluation includes a review of the credit of the issuer of the security (if applicable), the credit rating of the security, the key terms of the security (including credit support), debt service coverage and loan to value ratios, the performance of the pool of underlying loans and the estimated value of the collateral supporting such loans, including the effect of local, industry and broader economic trends and factors. These factors include loan default expectations and loss severities, which are analyzed in connection with a particular security’s credit support, as well as prepayment rates. The result of this evaluation is considered in relation to the amount of the unrealized loss and the period elapsed since it was incurred. Significant judgment is required in this analysis.

Securities in an Unrealized Loss Position	Outstanding Face Amount	Amortized Cost Basis		Gross Unrealized		Carrying Value	Number of Securities	Weighted Average
		Before Impairment	Other-Than- Temporary Impairment	Gains	Losses			S&P Equivalent Rating	Coupon	Yield	Maturity (Years)
Less Than Twelve Months	$455,833	$429,157	$—	$—	$(39,876)	$384,281	62	BBB+	5.91%	7.06%	4.8
Twelve or More Months	2,632,852	2,589,166	—	—	(580,429)	2,008,737	304	BBB-	5.58%	5.81%	5.4

Total	$3,088,685	$3,018,323	$—	$—	$(620,305)	$2,393,018	366	BBB	5.63%	5.99%	5.3

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2008

(dollars in tables in thousands, except share data)

4. REAL ESTATE RELATED LOANS, RESIDENTIAL MORTGAGE LOANS AND SUBPRIME MORTGAGE LOANS

The following is a summary of real estate related loans, residential mortgage loans and subprime mortgage loans at June 30, 2008. The loans contain various terms, including fixed and floating rates, self-amortizing and interest only. They are generally subject to prepayment.

Loan Type	Outstanding Face Amount	Carrying Value	Loan Count	Wtd. Avg. Yield	Weighted Average Maturity (Years) (A)	Floating Rate Loans as a % of Face Amount	Delinquent Face Amount (B)
Mezzanine Loans	$766,733	$763,192	22	6.46%	3.5	87.2%	$—
Corporate Bank Loans	540,794	515,004	16	6.98%	3.5	100.0%	—
B-Notes	420,140	392,627	15	5.83%	3.1	86.0%	—
Whole Loans	80,755	80,671	3	4.41%	2.8	100.0%	—
ICH Loans	11,229	10,446	5	7.64%	8.1	0.0%	—

Total Real Estate Related Loans	$1,819,651	$1,761,940	61	6.38%	3.4	90.8%	$—

Residential Loans	$92,740	$93,139	292	3.85%	3.6	100.0%	$7,394
Manufactured Housing Loans	503,802	492,016	14,668	8.51%	6.0	10.8%	3,611

Total Residential Mortgage Loans (C)	$596,542	$585,155	14,960	7.76%	5.6	24.7%	$11,005

Subprime Mortgage Loans Subject to Call Option	$406,217	$395,906

(A)	The weighted average maturities were calculated based on constant prepayment rates (CPR) of 20% and 30% for the residential loan pools, and 8% and 9% for the manufactured housing loan pools.
(B)	This face amount of loans is 60 or more days past due, in foreclosure or real estate owned. The face amount of non-accrual loans was $39.7 million at June 30, 2008.
(C)	Carrying value includes interest receivable of $0.4 million for the residential housing loans and principal and interest receivable of $12.4 million for the manufactured housing loans.

The following is a reconciliation of the related loss allowance.

	Real Estate Related Loans	Residential Mortgage Loans
Balance at December 31, 2007	$(600)	$(6,917)
Provision for credit losses	(200)	(4,173)
Provision for impaired loans	(35,863)	(1,222)
Realized losses	—	2,920

Balance at June 30, 2008	$(36,663)	$(9,392)

As of June 30, 2008, Newcastle held an aggregate of $124.0 million notional amount of total rate of return swaps (including an unfunded asset with a notional amount of $19.1 million) on 5 reference assets on which it had deposited $36.2 million of margin. These total rate of return swaps had an aggregate fair value of approximately ($5.3) million, a weighted average receive interest rate of LIBOR + 2.9%, a weighted average pay interest rate of LIBOR + 0.93%, and a weighted average swap maturity of 0.3 years.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2008

(dollars in tables in thousands, except share data)

The following table presents information on the retained interests in Newcastle’s securitizations of subprime mortgage loans and the sensitivity of their fair value to maturity date for immediate 10% and 20% adverse changes in the assumptions utilized in calculating such fair value, at June 30, 2008:

	Subprime Portfolio
	I	II
Total securitized loans (unpaid principal balance)	$797,756	$975,641
Average loan seasoning (months)	34	17
Loans subject to call option (carrying value)	$293,025	$102,881
Retained interests (fair value) (A)	$31,257	$29,770
Weighted average life (years) of residual interest	2.7	2.8
Weighted average expected credit losses (B)	11.2%	16.3%
Effect on fair value of retained interests of 10% adverse change	$(6,460)	$(3,755)
Effect on fair value of retained interests of 20% adverse change	$(15,809)	$(6,875)
Weighted average constant prepayment rate (C)	16.9%	13.3%
Effect on fair value of retained interests of 10% adverse change	$(1,982)	$(1,895)
Effect on fair value of retained interests of 20% adverse change	$(4,053)	$(3,777)
Weighted average discount rate	13.0%	13.4%
Effect on fair value of retained interests of 10% adverse change	$(1,477)	$(2,019)
Effect on fair value of retained interests of 20% adverse change	$(2,798)	$(3,776)

(A)	The retained interests include residual interests and retained bonds of the securitizations. Their fair value is estimated based on pricing models.
(B)	Represents the percentage of losses on the original principal balance of the loans at the time of the respective securitizations (April 2006 and July 2007) to the maturity of the loans.
(C)	Represents the weighted average voluntary prepayment rate for the loans from the time of the respective securitizations (April 2006 and July 2007) to the maturity of such loans.

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

The following table summarizes certain characteristics of the underlying subprime mortgage loans in the securitizations as of June 30, 2008:

	Subprime Portfolio
	I	II
Loan unpaid principal balance (UPB)	$797,756	$975,641
Delinquencies of 60 or more days (UPB)	$153,802	$118,007
Net credit losses for the six months ended June 30, 2008	$14,013	$3,052
Cumulative net credit losses	$17,584	$3,052
Cumulative net credit losses as a % of original UPB	1.17%	0.28%
Percentage of ARM loans (A)	60.1%	69.2%
Percentage of loans with loan-to-value ratio >90%	10.5%	17.6%
Percentageof interest-only loans	28.5%	4.5%

(A)	ARM loans are adjustable-rate mortgage loans. An option ARM is an adjustable-rate mortgage that provides the borrower with an option to choose from several payment amounts each month for a specified period of the loan term. None of the loans in the subprime portfolios are an option ARM.

Delinquencies include loans 60 or more days past due, in foreclosure or real estate owned. Newcastle received net cash inflows of $5.0 million and $10.0 million from the retained interests of Subprime Portfolios I and II, respectively, during the six months ended June 30, 2008.

The weighted average yields of the retained notes of Subprime Portfolios I and II were 11.7% and 15.0%, respectively, as of June 30, 2008. The loans subject to call option and the corresponding financing recognize interest income and expense based on the expected weighted average coupons of the loans subject to call option at the call date of 9.24% and 8.68%, for Subprime Portfolios I and II, respectively.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2008

(dollars in tables in thousands, except share data)

5. DEBT OBLIGATIONS

The following table presents certain information regarding Newcastle’s debt obligations and related hedges at June 30, 2008:

Debt Obligation/Collateral	Month Issued	Outstanding Face Amount	Carrying Value	Unhedged Weighted Average Funding Cost (A)	Final Stated Maturity	Weighted Average Funding Cost (B)	Weighted Average Maturity (Years)	Face Amount of Floating Rate Debt	Collateral Amortized Cost Basis (C)	Collateral Carrying Value (D)	Collateral Weighted Average Maturity (Years)	Face Amount of Floating Rate Collateral (C)	Aggregate Notional Amount of Current Hedges
CBO Bonds Payable
Portfolio V	Mar 2004	$411,085	$408,890	3.54%	Mar 2039	4.09%	4.1	$382,750	$438,842	$366,378	4.5	$191,121	$177,300
Portfolio VI	Sep 2004	454,500	451,912	3.40%	Sep 2039	4.17%	4.7	442,500	486,467	391,478	4.9	224,422	208,836
Portfolio VII	Apr 2005	447,000	443,660	2.97%	Apr 2040	4.26%	5.7	439,600	453,233	364,918	5.9	191,417	242,429
Portfolio VIII	Dec 2005	426,800	423,596	2.98%	Dec 2050	5.00%	7.0	420,800	456,724	339,676	7.6	133,081	341,506
Portfolio IX	Nov 2006	807,500	806,687	3.14%	Nov 2052	3.65%	5.6	799,900	789,373	733,259	4.7	577,646	161,655
Portfolio X	May 2007	585,750	586,894	3.07%	May 2052	3.46%	5.3	585,750	777,877	770,773	3.6	598,990	91,979
Portfolio XI	Jul 2007	1,247,750	1,247,145	2.60%	Jul 2052	4.93%	6.6	1,247,750	1,250,849	1,074,821	5.2	311,076	980,974

		4,380,385	4,368,784			4.28%	5.7	4,319,050	4,653,365	4,041,303	5.1	2,227,753	2,204,679

Other Bonds Payable
Manufactured housing loans	Jan 2006	173,593	173,237	LIBOR+1.25%	Jan 2009	6.08%	0.5	173,593	192,293	192,293	6.5	3,109	175,050
Manufactured housing loans	Aug 2006	275,257	273,751	LIBOR+1.25%	Aug 2011	7.07%	2.5	275,257	299,722	299,722	5.6	51,442	244,043

		448,850	446,988			6.69%	1.7	448,850	492,015	492,015	6.0	54,551	419,093

Repurchase Agreements (E)
Real estate related loans	Rolling	240,945	240,945	LIBOR+1.03%	Various (G)	3.49%	0.6	240,945	331,877	331,877	2.6	332,033	—
Other real estate securities (F)	Rolling	19,220	19,220	LIBOR+2.50%	Apr 2009	6.71%	0.8	19,220	—	—	—	—	—

		260,165	260,165			3.73%	0.6	260,165	331,877	331,877	2.6	332,033	—
FNMA/FHLMC securities	Rolling	397,525	397,525	LIBOR+0.05%	Jul 2008 (H)	4.61%	0.2	397,525	414,516	421,088	3.8	—	301,952

		657,690	657,690			4.26%	0.4	657,690	746,393	752,965	3.2	332,033	301,952

Corporate
Junior subordinated notes payable	Mar 2006	100,100	100,100	7.57%(I)	Apr 2036	7.71%	27.8	—	—	—	—	—	—

		100,100	100,100			7.71%	27.8	—	—	—	—	—	—

Subtotal debt obligations		5,587,025	5,573,562			4.53%	5.2	$5,425,590	$5,891,773	$5,286,283	4.9	$2,614,337	$2,925,724

Financing on subprime mortgage loans subject to call option (J)	(J)	406,217	395,906

Total debt obligations		$5,993,242	$5,969,468

(A)	Weighted average, including floating and fixed rate classes and excluding the amortization of deferred financing costs.
(B)	Including the effect of applicable hedges.
(C)	Including restricted cash held in CBOs.
(D)	Collateral carrying value represents the aggregate of fair value for real estate securities and amortized cost basis for loans in accordance to GAAP, and restricted cash held in CBOs.
(E)	Subject to potential mandatory prepayments based on collateral value. The counterparties on these repurchase agreements include: JP Morgan Chase ($226.4 million), Goldman Sachs ($234.5 million), Deutsche Bank ($99.6 million), Credit Suisse ($57.1 million) and Citigroup ($40.1 million).
(F)	Debt carrying value exceeds collateral amortized cost basis as these repurchase agreements are secured by investments in Newcastle’s CBO bonds, which are eliminated in consolidation.
(G)	The longest maturity is June 2009.
(H)	These repurchase agreements were rolled in July 2008 with one-month and three-month maturities.
(I)	LIBOR + 2.25% after April 2016.
(J)	Issued in April 2006 and July 2007. See Note 4 regarding the securitizations of Subprime Portfolios I and II.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2008

(dollars in tables in thousands, except share data)

6. FAIR VALUE OF FINANCIAL INSTRUMENTS

Newcastle’s non-cash financial instruments fall into four major categories:

•	real estate securities, which are marked to market through other comprehensive income,

•	derivatives, which are generally marked to market through other comprehensive income (or through income if they are not effective hedges),

•	real estate related and residential mortgage loans, which are generally not marked to market, but for which fair value is disclosed, and

•	debt obligations, which are generally not marked to market, but for which fair value is disclosed.

Newcastle held the following financial instruments at June 30, 2008:

	Principal Balance or Notional Amount	Carrying Value	Fair Value	Fair Value Method (A)	Weighted Average Yield/Funding Cost	Weighted Average Maturity (Years)
Assets:
Real estate securities, available for sale*	$4,101,031	$3,116,151	$3,116,151	Broker quotations, counterparty quotations,	6.56%	5.4
				pricing models
Real estate related loans	1,819,651	1,761,940	1,590,112	Broker quotations, counterparty quotations,	6.38%	3.4
				pricing models
Residential mortgage loans	596,542	585,155	510,936	Pricing models	7.76%	5.6
Subprime mortgage loans subject to call option (B)	406,217	395,906	395,906	(B)	9.09%	(B	)
Interest rate swaps, treated as hedges (C)*	181,549	1,647	1,647	Counterparty quotations	N/A	(C	)

Liabilities:
CBO bonds payable	4,380,385	4,368,784	3,065,501	Counterparty quotations, pricing models	4.28%	5.7
Other bonds payable	448,850	446,988	415,921	Pricing models	6.69%	1.7
Repurchase agreements	657,690	657,690	657,690	Market comparables, pricing models	4.26%	0.4
Financing of subprime mortgage loans subject to call option (B)	406,217	395,906	395,906	(B)	9.09%	(B	)
Junior subordinated notes payable	100,100	100,100	75,521	Pricing models	7.71%	27.8
Interest rate swaps, treated as hedges (C)*	2,744,175	107,839	107,839	Counterparty quotations	N/A	(C	)
Total rate of return swaps (D)*	124,002	5,255	5,255	Broker quotations, counterparty quotations	N/A	(D	)
Non-hedge derivatives (E)*	199,234	1,488	1,488	Counterparty quotations	N/A	(E	)

*	Measured at fair value on a recurring basis.
(A)	Based on order of priority. In the case of real estate securities and real estate related loans, broker quotations are obtained if available and practicable, otherwise counterparty quotations are obtained or, finally, internal pricing models are used. Internal pricing models are only used for (i) securities and loans which are not traded in an active market, and therefore have little or no price transparency, and for which significant unobservable inputs must be used in estimating fair value, or (ii) loans or debt obligations which are private and untraded.
(B)	These two items results from an option, not an obligation, to repurchase loans from Newcastle’s subprime mortgage loan securitizations (Note 4), are noneconomic until such option is exercised, and are equal and offsetting.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2008

(dollars in tables in thousands, except share data)

(C)	Represents current swap agreements as follows:

Year of Maturity	Weighted Average Maturity	Aggregate Notional Amount	Weighted Average Fixed Pay Rate	Aggregate Fair Value
Agreements which receive 1-Month LIBOR:
2010	Dec 2010	$35,565	4.711%	$854
2011	Sep 2011	291,944	5.204%	10,261
2012	Apr 2012	66,422	5.224%	2,371
2014	Oct 2014	17,451	5.098%	699
2015	Oct 2015	1,354,924	5.252%	59,728
2016	Apr 2016	599,248	5.124%	23,085
2017	Aug 2017	174,034	5.235%	8,964
Agreements which receive 3-Month LIBOR:
2011	Feb 2011	32,000	5.078%	1,249
2014	Jun 2014	354,136	4.196%	(1,019)

		$2,925,724		$106,192

A positive fair value is recorded as a liability. Newcastle has recorded $1.6 million of gross interest rate swap assets and $109.3 million of gross interest rate swap liabilities.

(D)	Represents total rate of return swaps which are treated as non-hedge derivatives. See Note 4 for a further discussion of these swaps. A positive fair value represents a liability; therefore, Newcastle has a net total rate of return swap liability.
(E)	These include an interest rate swap with a notional balance of $30.6 million treated as a non-hedge derivative and two interest rate caps with notional balances of $151.1 million and $17.5 million, respectively. The maturity dates of the $30.6 million interest rate swap, the $151.1 million cap and the $17.5 million cap are June 2016, March 2009 and July 2009, respectively. The interest rate swap was recorded as a liability of $1.5 million and the caps had zero fair value at June 30, 2008.

Pursuant to SFAS 157, the methodologies used for valuing such instruments have been categorized into three broad levels as follows:

Level 1—Quoted prices in active markets for identical instruments.

Level 2—Valuations based principally on other observable market parameters, including

•	Quoted prices in active markets for similar instruments,

•	Quoted prices in less active or inactive markets for identical or similar instruments,

•	Other observable inputs (such as interest rates, yield curves, volatilities, prepayment speeds, loss severities, credit risks and default rates), and

•	Market corroborated inputs (derived principally from or corroborated by observable market data).

Level 3—Valuations based significantly on unobservable inputs.

•

Level 3A—Valuations based on third party indications (broker quotes or counterparty quotes) which were, in turn, based significantly on unobservable inputs or were otherwise not supportable as Level 2 valuations.

•	Level 3B—Valuations based on internal models with significant unobservable inputs.

Pursuant to SFAS 157, these levels form a hierarchy. Newcastle follows this hierarchy for its financial instruments measured at fair value on a recurring basis. The classifications are based on the lowest level of input that is significant to the fair value measurement.

The following table summarizes such financial assets and liabilities at June 30, 2008:

	Principal Balance or Notional	Carrying Value	Fair Value
			Level 2	Level 3A	Level 3B	Total
Assets:
Real estate securities, available for sale	$4,101,031	$3,116,151	$2,848,798	$41,203	$226,150	$3,116,151
Interest rate swaps, treated as hedges	181,549	1,647	1,647	—	—	1,647

Liabilites:
Interest rate swaps, treated as hedges	2,744,175	107,839	107,839	—	—	107,839
Total rate of return swaps	124,002	5,255	5,255	—	—	5,255
Non-hedge derivatives	199,234	1,488	1,488	—	—	1,488

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2008

(dollars in tables in thousands, except share data)

Newcastle’s investments in instruments measured at fair value using Level 3 inputs changed during the six months ended June 30, 2008 as follows:

	Level 3A	Level 3B	Total
Assets
Balance at January 1, 2008	$130,968	$177,518	$308,486
Total gains (losses) (A)
Included in net income (loss) (B)	(3,571)	(42,801)	(46,372)
Included in other comprehensive income	(19,622)	27,854	8,232
Amortization included in interest income	68	6,657	6,725
Settlements or repayments	(2,312)	(20,087)	(22,399)
Transfers in (out) of Level 3	(25,427)	12,414	(13,013)

Balance at March 31, 2008	80,104	161,555	241,659

Total gains (losses) (A)
Included in net income (loss) (B)	(215)	(101,619)	(101,834)
Included in other comprehensive income	(2,072)	97,015	94,943
Amortization included in interest income	115	6,127	6,242
Settlements or repayments	(1,797)	(18,983)	(20,780)
Transfers in (out) of Level 3	(34,932)	82,055	47,123

Balance at June 30, 2008	$41,203	$226,150	$267,353

(A)	None of the gains (losses) recorded in earnings during the periods is attributable to the change in unrealized gains (losses) relating to Level 3 assets still held at the reporting dates.
(B)	These gains (losses) are recorded in the following line items in the consolidated statement of operations:

	Assets
	Three Months Ended June 30, 2008	Three Months Ended March 31, 2008
Gain (loss) on sale of investments, net	$(37)	$—
Other income (loss), net	—	—
Other-than-temporary impairment	(101,797)	(46,372)

Total	$(101,834)	$(46,372)

During the six months ended June 30, 2008, Newcastle recorded $35.9 million of impairment on three real estate loans (Note 4) with an aggregate post impairment amortized cost basis of $23.7 million. These loans were written down to fair value at the time of the impairment, based on internal pricing models (level 3B valuations).

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

The following is a reconciliation of the weighted average number of shares of common stock outstanding on a diluted basis.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Weighted average number of shares of common stock outstanding, basic	52,783,006	52,273,988	52,781,662	49,936,428
Dilutive effect of stock options, based on the treasury stock method	—	193,031	—	221,657

Weighted average number of shares of common stock outstanding, diluted	52,783,006	52,467,019	52,781,662	50,158,085

As of June 30, 2008, Newcastle’s outstanding options were summarized as follows:

Held by the Manager	1,549,340
Issued to the Manager and subsequently transferred to certain of the Manager’s employees	935,269
Held by the independent directors	14,000

Total	2,498,609

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2008

(dollars in tables in thousands, except share data)

8. RECENT ACTIVITIES

In January 2008, Newcastle repurchased $16.0 million face amount of a class of Portfolio V’s CBO bond for $6.7 million. As a result, Newcastle extinguished $16.0 million face amount of CBO debt and recorded a gain on extinguishment of debt of $9.2 million.

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

In March 2008, Newcastle repurchased $2.9 million face amount of a class of Portfolio VIII’s CBO bond for $0.6 million. As a result, Newcastle extinguished $2.9 million face amount of CBO debt and recorded a gain on extinguishment of debt of $2.3 million.

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

In July 2008, Newcastle closed on the sales of two real estate properties and received net proceeds of approximately $11.5 million. No additional gain (loss) is expected to be recorded in the third quarter of 2008 relating to these sales.

In July 2008, Newcastle repurchased $5.0 million face amount of a class of Portfolio VIII’s CBO bond for $0.6 million. As a result, Newcastle extinguished $5.0 million face amount of CBO debt and will record a gain on extinguishment of debt of $4.4 million in the third quarter of 2008.

In March 2008, Newcastle’s board of directors approved expanding the previously approved share repurchase to allow a potential repurchase of up to $125 million of Newcastle’s common stock or preferred stock. As of August 8, 2008, no shares have been repurchased.

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

We currently own a diversified portfolio of credit sensitive real estate debt investments including securities and loans. Our portfolio of real estate securities includes commercial mortgage backed securities (CMBS), senior unsecured debt issued by property REITs, real estate related asset backed securities (ABS), and FNMA/FHLMC securities. Mortgage backed securities are interests in or obligations secured by pools of mortgage loans. We generally target investments rated A through BB, except for our FNMA/FHLMC securities which have an implied AAA rating. We also own, directly and indirectly, interests in loans and pools of loans, including real estate related loans, commercial mortgage loans, residential mortgage loans, manufactured housing loans, and subprime mortgage loans.

We employ leverage in order to achieve our return objectives. We do not have a predetermined target debt to equity ratio as we believe the appropriate leverage for the particular assets we are financing depends on the credit quality of those assets. (As a result of our negative GAAP equity, our GAAP debt to equity ratio is not a meaningful measure as of June 30, 2008.) Our general investment guidelines adopted by our board of directors limit total leverage (as defined under the governing documents) to a maximum 9.0 to 1 debt to equity ratio. As of June 30, 2008, our debt to equity ratio, as computed under this method, was approximately 5.0 to 1.

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

We conduct our business through four primary segments: (i) investments financed with non-recourse collateralized bond obligations (“CBOs”), (ii) investments financed with other non-recourse debt, (iii) investments financed with recourse debt, including FNMA / FHLMC securities, and (iv) unlevered investments. In the second quarter of 2008, Newcastle changed the structure of its internal organization such that the basis of the composition of its reportable segments changed from investment type to financing type. Revenues attributable to each segment are disclosed below (in thousands).

For the Six Months Ended June 30,	CBOs	Other Non-Recourse	Recourse	Unlevered	Unallocated	Total
2008	$157,600	$46,257	$27,957	$14,966	$1,132	$247,912
2007	$190,681	$51,911	$94,229	$16,958	$301	$354,080

Market Considerations

Our ability to maintain our dividends is dependent on our ability to invest our capital on a timely basis at attractive levels. The primary market factors that bear on this are credit spreads and the availability of financing on favorable terms.

Generally speaking, widening credit spreads reduce the unrealized gains on our current investments (or cause or increase unrealized losses) and increase our costs for new financings, but increase the yields available on potential new investments, while tightening credit spreads increase the unrealized gains (or reduce unrealized losses) on our current investments and reduce our costs for new financings, but reduce the yields available on potential new investments. By reducing unrealized gains (or causing unrealized losses), widening credit spreads also impact our ability to realize gains on existing investments if we were to sell such assets.

In the first six months of 2008, credit spreads widened substantially. This net widening of credit spreads caused the net unrealized losses on our securities and derivatives, recorded in accumulated other comprehensive income, to increase and therefore caused our book value per share to be negative at the end of the first and second quarters of 2008. One of the key drivers of the widening of credit spreads has been the continued disruption in the subprime mortgage lending sector. This disruption has spread rapidly, causing adverse conditions and liquidity concerns throughout the credit markets.

Widening credit spreads, while reducing our book value per share, also result in higher yields on new investment opportunities. However, we must have access to capital at attractive terms in order to take advantage of these investment opportunities. Currently, we are unable to take meaningful advantage of the increased yields available on investments due to a lack of available capital, and we may continue to experience the same restrictions throughout the rest of 2008 and likely into 2009. Non-recourse term financing not subject to margin requirements is generally not available, and we must maintain our current sources of capital in order to meet our working capital needs.

In addition, the recent credit and liquidity crisis has adversely affected the market in which we operate in a number of other ways. For example, it has reduced the market trading activity for many real estate securities, resulting in less liquid markets for those securities. As the securities held by us and many other companies in our industry are marked to market at the end of each quarter, the decreased liquidity and concern over market conditions have resulted in what we believe are relatively conservative mark-to-market valuations of many real estate securities. These lower valuations, and expectations of future cash flows, have affected us by, among other things, decreasing our net book value, contributing to our decision to record significant impairment charges during the last five consecutive fiscal quarters and requiring us to pay additional amounts under certain financing arrangements.

In order to increase our liquidity, we have elected to retain the majority of our investment proceeds (including those from recent asset sales) in lieu of using those proceeds to make new investments, and to reduce our dividend below the level of our operating income. This approach has increased our available cash while reducing the earnings from our investments. We may elect to adjust any future dividend payments to reflect our current and expected cash from operations.

We do not currently know the full extent to which this market disruption will affect us or the markets in which we operate, and we are unable to predict its length or ultimate severity. If the disruption continues, we will likely experience further tightening of liquidity, additional impairment charges and increased margin requirements, as well as additional challenges in raising capital and obtaining investment financing on attractive terms. Future cash flows and our liquidity may be materially impacted if conditions do not improve. Should the current conditions worsen, or persist for an extended period of time, our available capital could be reduced upon the expiration or termination of our capital resources.

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

With respect to securities valued using pricing models, as of June 30, 2008, approximately $226.4 million amortized cost basis of securities post impairment (or 6.1 % of our total securities portfolio) was valued at $226.2 million. Based on our estimated loss and other assumptions, we expect to receive approximately $273.5 million of principal (excluding cash flows on residual interests) from these securities over time (which includes zero principal expected from 32 of our subprime securities from various vintages). The difference between estimated fair value and expected principal receipts represents unrealized losses which are not expected to be permanent, offset by the present value of expected interest receipts. With respect to these securities, $143.9 million of loss was recorded to the statement of operations as other-than-temporary impairment during the six months ended June 30, 2008 and $0.3 million of unrealized loss was recorded within accumulated other comprehensive income at June 30, 2008.

Changes in market conditions, as well as changes in the assumptions or methodology used to determine fair value, could result in a significant increase or decrease in our book equity. For securities valued using quotations, a 100 basis point change in credit spreads could impact the fair value by approximately $102.0 million. For securities valued using pricing models, the inputs include the discount rate, assumptions relating to prepayments, default rates and loss severities, as well as other variables. We validated the inputs and outputs of our models by comparing them to available independent third party market parameters and models for reasonableness. A 10% increase in the default rate assumption would result in a $29.3 million decrease in the estimated fair value of our securities valued with models.

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

Recent Accounting Pronouncements

In June 2007, Statement of Position No. 07-1, ‘‘Clarification of the Scope of the Audit and Accounting Guide — Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (‘‘SOP 07-1”) was issued. SOP 07-1 addresses whether the accounting principles of the Audit and Accounting Guide for Investment Companies may be applied to an entity by clarifying the definition of an investment company and whether those accounting principles may be retained by a parent company in consolidation or by an investor in the application of the equity method of accounting. SOP 07-1 eliminates the previously existing exemption for REITs from being considered investment companies. We are currently evaluating the potential effect on our financial condition, liquidity and results of operations upon adoption of SOP 07-1. If we, or any of our subsidiaries, are considered an investment company under this new guidance, it would result in material changes to our financial statements. The primary change would be the recording of all of our (or our subsidiaries’) investments at fair value, with changes in fair value being recorded through the income statement. In February 2008, the FASB indefinitely postponed the adoption of SOP 07-1.

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

RESULTS OF OPERATIONS

The following table summarizes the changes in our results of operations from the three and six months ended June 30, 2007 to the three and six months ended June 30, 2008 (dollars in thousands):

	Six Months		Three Months		Explanations of Material Changes
	Amount Change	Percent Change	Amount Change	Percent Change
Interest income	$(106,168)	(30.0)%	$(76,846)	(40.1)%	(1)
Interest expense	(87,561)	(34.9)%	(60,185)	(44.9)%	(1)
Loan and security servicing expense	(2,163)	(38.1)%	(1,910)	(51.7)%	(1)
Provision for credit losses	(752)	(14.7)%	(1,221)	(39.5)%	(2)
General and administrative expense	756	27.7%	457	31.8%	(3)
Management fee to affiliate	743	8.8%	52	1.1%	(4)
Incentive compensation to affiliate	(6,209)	(100.0)%	(2,521)	(100.0)%	(4)
Depreciation and amortization	1	0.7%	2	2.8%	N/A
Gain (loss) on sale of investments, net	(2,700)	(29.4)%	(7,014)	(100.5)%	(5)
Other income (loss), net	(24,345)	N.M.	(4,320)	N.M.	(6)
Other-than-temporary impairment	(142,216)	N.M.	(95,844)	N.M.	(7)
Loan impairment	(37,085)	N.M.	(16,759)	N.M.	(7)
Provision for credit losses, loans held for sale	5,754	N.M.	5,754	N.M.	(8)
Gain (loss) on extinguishment of debt	15,813	N.M.	7,280	N.M.	(9)
Equity in earnings of unconsolidated subsidiaries	6,104	366.4%	6,243	762.3%	(10)

Income (loss) from continuing operations	$(189,658)	(258.3)%	$(116,180)	(312.6)%

N.M. - Not meaningful

(1)	Changes in interest income and expense are primarily related to our acquisition and disposition during these periods of interest bearing assets and related financings, as follows:

	Six Months		Three Months
	Period to Period Increase (Decrease)		Period to Period Increase (Decrease)
	Interest Income	Interest Expense	Interest Income	Interest Expense
Acquisition of securities and loans	$(22,867)	$(16,734)	$(25,463)	$(17,824)
Disposition of securities and loans	(18,387)	(17,455)	(11,311)	(11,146)
New debt obligations	(17,219)	(20,039)	(12,059)	(13,939)
Repayment of debt obligations	(15,034)	(10,438)	(8,882)	(6,642)
Other (primarily changes in rates)	(31,984)	(22,895)	(18,454)	(10,634)

	$(105,491)	$(87,561)	$(76,169)	$(60,185)

Changes in loan and security servicing expense are also primarily due to these acquisitions and paydowns.

(2)	This change is primarily due to the decreased provision for our pools of manufactured housing loans as a result of paydowns.
(3)	This change is primarily due to the increases in insurance expenses, software license fees and professional fees.
(4)	The increase in management fees is a result of our increased size resulting from our equity issuances. As a result of impairment charges, we will not owe incentive compensation to our manager for an indefinite period of time.
(5)	Sales of real estate securities, and the proceeds therefrom, are based on a number of factors including credit, asset type and industry, and liquidity needs, and can be expected to increase or decrease from time to time. Periodic fluctuations in the sales of securities is dependent upon, among other things, management’s assessment of credit risk, asset concentration, portfolio balance, liquidity and other factors.
(6)	This change is primarily due to the unrealized loss on total rate of return swaps and the realized loss on the termination of derivative instruments.
(7)	This change is due to impairment changes recorded during 2008 as a result of continued credit market disruption.
(8)	This change results from the 2007 unrealized loss on the pool of subprime mortgage loans which was considered held for sale as of June 30, 2007.
(9)	This change is primarily due to the gain on the repurchase of our own debt offset by the write off of deferred financing fees upon repayments of debt obligations recorded during the six months ended June 30, 2008.
(10)	This change is primarily the result of the gain on sale of our interests in the operating real estate joint venture recorded during the six months ended June 30, 2008.

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

As of the date of this Quarterly Report on Form 10-Q, management believes that our cash on hand, when combined with our cash flow provided by operations, as well as proceeds from the repayment or sale of investments and borrowings, is sufficient to satisfy our liquidity needs with respect to our current investment portfolio. In this regard, we had unencumbered assets with a carrying value of approximately $151.0 million at June 30, 2008, excluding unrestricted cash of $164.5 million. As of August 8, 2008, we had an unrestricted cash balance of $170 million and $39.2 million of restricted cash held in CBO financing structures pending its investment in real estate securities and loans.

We expect to meet our long-term liquidity requirements, specifically the repayment of our debt obligations, through additional borrowings and the liquidation or refinancing of our assets at maturity. We believe that the value of our assets is, and will continue to be, sufficient to repay our debt at maturity under either scenario. Our ability to meet our long-term liquidity requirements relating to capital required for the growth of our investment portfolio is subject to obtaining additional equity and debt financing. Decisions by investors and lenders to enter into such transactions with us will depend upon a number of factors, such as our historical and projected financial performance, compliance with the terms of our current credit arrangements, industry and market trends, the availability of capital and our investors’ and lenders’ policies and rates applicable thereto, and the relative attractiveness of alternative investment or lending opportunities. We strive to maintain access to a broad array of capital resources in an effort to insulate our business from potential fluctuations in the availability of capital. Our core business strategy is dependent upon our ability to finance our real estate securities, loans and other real estate related assets with match funded debt at rates that provide a positive net spread. Currently, spreads for such liabilities have widened and demand for such liabilities has become extremely limited, thereby restricting our ability to execute future financings. This restriction is exacerbated by the requirement to post margin on existing obligations.

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

With respect to two of our real estate related loans, we were committed to fund up to an additional $95.5 million at August 8, 2008, subject to certain conditions to be met by the borrowers, with details as follows (in thousands):

	Total Unfunded Commitment	Committed CBO Financing	Remaining Unfunded Commitment
Real estate loan 1	$76,466	$14,366	$62,100
Real estate loan 2	19,063	—	19,063

Total	$95,529	$14,366	$81,163

Real estate loan 1 is a construction loan, which is expected to be funded over the next twenty-one months.

As described below, under “Interest Rate, Credit and Spread Risk,” we are subject to margin calls in connection with our assets financed with repurchase agreements or total rate of return swaps.

See “- Market Considerations” above for a further discussion of recent trends and events affecting our liquidity.

Investment Portfolio

The following summarizes our investment portfolio at June 30, 2008 (dollars in millions).

	Outstanding Face Amount	Amortized Cost Basis	Percentage of Amortized Cost Basis	Number of Investments	Credit (1)	Weighted Average Life (years) (2)
Investment (3)
Commercial
CMBS	$2,264	$2,177	35.4%	257	BBB-	5.5
Mezzanine Loans	780	776	12.6%	23	67%	3.5
B-Notes	420	393	6.4%	15	61%	3.1
Whole Loans	83	82	1.3%	4	65%	2.8
ICH Loans	11	10	0.2%	5	—	8.1

Total Commercial Assets	3,558	3,438	55.9%			4.7

Residential
Manufactured Housing and Residential Mortgage Loans	597	572	9.3%	14,960	695	5.6
Subprime Securities	579	302	4.9%	124	BB-	5.6
Subprime Retained Securities	80	51	0.8%	7	B+	12.2
Subprime Residual Interests	13	13	0.2%	2	645	2.8
Real Estate ABS	103	101	1.6%	26	BBB-	4.7

	1,372	1,039	16.8%			5.9

FNMA/FHLMC securities	409	411	6.7%	15	AAA	3.8

Total Residential Assets	1,781	1,450	23.5%			5.4

Corporate
REIT Debt	653	663	10.8%	65	BBB	5.1
Corporate Bank Loans	632	602	9.8%	17	B-	3.2

Total Corporate Assets	1,285	1,265	20.6%			4.2

TOTAL	$6,624	$6,153	100.0%			4.8

Reconciliation to GAAP total assets:
Net unrealized losses recorded in accumulated other comprehensive income		(605)
Total rate of return swaps (4)		(100)
Other assets
Subprime mortgage loans subject to call option (5)		396
Real estate held for sale		28
Cash and restricted cash		274
Other		70

GAAP total assets		$6,216

(1)	Credit represents weighted average rating for rated assets, LTV for non-rated commercial assets, FICO score for non-rated residential assets and an implied AAA rating for FNMA/FHLMC securities.
(2)	Mezzanine Loans, B-Notes and Whole Loans are based on the fully extended maturity dates.
(3)	The following tables summarize certain supplemental data relating to our investments ($ in thousands):

CMBS

Deal Vintage (A)	Average Rating	Number	Outstanding Face Amount	Amortized Cost Basis	Percentage of Amortized Cost Basis	Delinquency 60+/FC/REO (B)	Principal Subordination (C)	Weighted Average Life (years)
Pre 2004	A-	79	$410,892	$406,905	18.6%	0.9%	9.4%	4.4
2004	BBB-	59	435,703	428,733	19.7%	0.2%	5.0%	5.6
2005	BB+	50	586,285	554,368	25.5%	0.4%	4.8%	6.5
2006	BB+	35	446,768	426,219	19.6%	0.1%	5.1%	3.8
2007	BBB+	34	384,056	360,418	16.6%	0.1%	9.0%	6.8

Total / WA	BBB-	257	$2,263,704	$2,176,643	100.0%	0.3%	6.4%	5.5

(A)	The year in which the securities were issued.
(B)	The percentage of underlying loans that are 60+ days delinquent, or in foreclosure or considered real estate owned (REO).
(C)	The percentage of the outstanding face amount of securities and residual interests that is subordinate to our investments.

WA – Weighted average, in all tables.

Mezzanine Loans, B-Notes and Whole Loans

	Mezzanine	B-Note	Whole Loan	Total / WA
Outstanding Face Amount	$780,181	$420,140	$82,536	$1,282,857
Amortized Cost Basis	$775,550	$392,627	$82,452	$1,250,629
Number	23	15	4	42
Weighted Average First $ Loan to Value	55.6%	45.4%	0.0%	48.7%
Weighted Average Last $ Loan to Value	66.9%	60.5%	64.8%	64.6%
Delinquency	0%	0%	0%	0%

Manufactured Housing Loans

Deal	Outstanding Face Amount	Amortized Cost Basis	Pertcentage of Amortized Cost Basis	Weightetd Average Loan Age (months)	Original Balance	Delinquency 90+/FC/REO (A)	Actual Cumulative Loss to Date	Projected Cumulative Loss to Date
Portfolio I	$202,254	$189,024	39.4%	83	$327,855	0.7%	3.7%	5.3%
Portfolio II	301,548	290,544	60.6%	112	434,743	0.5%	2.0%	3.4%

Total / WA	$503,802	$479,568	100.0%	100	$762,598	0.6%	2.7%	4.2%

(A)	The percentage of loans that are 90+ days delinquent, or in foreclosure or considered real estate owned (REO).

Subprime Securities

	Security Characteristics
Vintage (A)	Weighted Average Rating	Number of Securities	Outstanding Face Amount	Amortized Cost Basis (B)	Percentage of Amortized Cost Basis	Principal Subordination (C)	Excess Spread (D)
2003	A-	16	$32,818	$28,974	9.6%	19.6%	3.1%
2004	BBB	30	139,665	117,541	39.0%	13.9%	3.5%
2005	B+	44	195,720	108,354	35.9%	14.3%	4.3%
2006	CCC+	29	185,304	36,315	12.0%	8.0%	3.6%
2007	A	5	25,421	10,529	3.5%	18.2%	2.9%

Total / WA	BB-	124	$578,928	$301,713	100.0%	12.6%	3.8%

	Collateral Characteristics
Vintage (A)	Average Loan Age (months)	Collateral Factor (E)	3 month CPR (F)	Delinquency (G)	Cumulative Losses to Date
2003	58	0.12	16.1%	12.3%	2.0%
2004	48	0.17	18.0%	14.8%	1.8%
2005	35	0.33	25.6%	25.4%	2.4%
2006	22	0.69	19.7%	24.7%	2.3%
2007	14	0.86	13.0%	18.9%	0.5%

Total / WA	34	0.42	20.8%	21.6%	2.1%

(A)	The year in which the securities were issued.
(B)	Excludes subprime retained securities and residual interests of $61.0 million.
(C)	The percentage of the amortized cost basis of securities and residual interests that is subordinate to our investments.
(D)	The annualized amount of interest received on the underlying loans in excess of the interest paid on the securities, as a percentage of the outstanding collateral balance.
(E)	The ratio of original unpaid principal balance of loans still outstanding.
(F)	Three month average constant prepayment rate.
(G)	The percentage of underlying loans that are 90+ days delinquent, or in foreclosure or considered real estate owned (REO).

Subprime Retained Securities and Residual Interests

Represents $50.9 million and $13.3 million of amortized cost basis of retained bonds and residual interests, respectively, in the securitizations of Subprime Portfolios I and II. For further information on these securitizations, see Note 4 to our consolidated financial statements included herein. The following table summarizes our subprime portfolio securitizations:

		Security Characteristics		Portfolio Characteristics
Deal	Outstanding Face Amount	Amortized Cost Basis	Percentage of Amortized Cost Basis	Average Loan Age (months)	Original Securitization Balance	Current Balance	Delinquency 90+/FC/REO (A)	Actual Cumulative Loss to Date	Projected Cumulative Loss to Date
Portfolio I	$43,312	$34,409	53.6%	34	$1,502,181	$797,756	16.7%	1.2%	1.0%
Portfolio II	50,342	29,770	46.4%	17	1,087,942	975,641	9.7%	0.3%	0.1%

Total / WA	$93,654	$64,179	100.0%	25	$2,590,123	$1,773,397	12.9%	0.7%	0.5%

(A)	The percentage of loans that are 90+ days, or in foreclosure or considered real estate owned (REO).

REIT Debt

Industry	Average Rating	Number	Outstanding Face Amount	Amortized Cost Basis	Percentage of Amortized Cost Basis
Retail	BBB-	16	$200,035	$202,713	30.6%
Office	BBB	14	132,919	135,898	20.5%
Diversified	BBB	14	151,463	152,100	22.9%
Hotel	BBB-	4	42,720	43,441	6.6%
Multifamily	BBB+	8	44,508	45,769	6.9%
Healthcare	BBB	4	36,600	37,221	5.6%
Industrial	BBB	3	20,865	21,764	3.3%
Storage	A-	2	23,406	24,164	3.6%

Total / WA	BBB	65	$652,516	$663,070	100.0%

Corporate Bank Loans

Industry	Average Rating	Number	Outstanding Face Amount	Amortized Cost Basis	Percentage of Amortized Cost Basis
Real Estate	B-	4	$174,310	$169,050	28.1%
Resorts	BB-	1	110,488	107,797	17.9%
Media	B	2	112,000	101,513	16.9%
Retail	B-	2	100,000	96,680	16.1%
Restaurant	CCC	2	44,301	37,088	6.2%
Transportation	NR	2	37,000	35,887	6.0%
Gaming	CCC-	3	29,624	29,624	4.9%
Theatres	BB-	1	24,562	24,562	4.1%

Total / WA	B-	17	$632,285	$602,201	100.0%

(4)

Total rate of return swaps are reflected in the consolidated balance sheet on a net basis, as derivatives. For purposes of the investment statistics, they are reflected on a gross basis, based on the underlying reference asset. As of June 30, 2008, we held an aggregate of $124.0 million notional amount of total rate of return swaps (including an unfunded asset with a notional amount of $19.1 million) on 5 reference assets on which we had deposited $36.2 million of margin. These total rate of return swaps had an aggregate fair value of approximately ($5.3) million, a weighted average receive interest rate of LIBOR + 2.90%, a weighted average pay interest rate of LIBOR + 0.93%, and a weighted average maturity of 0.3 years.

(5)

The subprime mortgage loans subject to call option are excluded from the statistics because they result from an option, not an obligation, to repurchase such loans, are noneconomic until such option is exercised, and are offset by an equal liability on the consolidated balance sheet.

Debt Obligations

Our debt obligations, as summarized in Note 5 to our consolidated financial statements, existing at June 30, 2008 (gross of $23.8 million of discounts) had contractual maturities as follows (in thousands):

	Nonrecourse	Recourse (1) (2)	Total
Period from July 1, 2008 through December 31, 2008	$—	$495,182	$495,182
2009	136,832	174,268	311,100
2010	—	40,000	40,000
2011	220,206	40,051	260,257
2012	—	—	—
2013	—	—	—
Thereafter	4,786,602	100,100	4,886,702

Total	$5,143,640	$849,601	$5,993,241

(1)	Subject to potential mandatory prepayments based on collateral value.
(2)	Includes $91.8 million face amount of the manufactured housing loan financing which is recourse.

Certain of the debt obligations included above are obligations of our consolidated subsidiaries which own the related collateral. In some cases, including the CBO and Other Bonds Payable, such collateral is not available to other creditors of ours.

Our debt obligations contain various customary loan covenants. Such covenants do not, in management’s opinion, materially restrict our investment strategy or ability to raise capital. We are in compliance with all of our loan covenants as of June 30, 2008.

In January 2008, we repurchased $16.0 million face amount of a class of Portfolio VIII’s CBO bond for $6.7 million. As a result, $16.0 million face amount of CBO debt was extinguished.

In February 2008, we terminated the credit facility. As the date of termination, no amounts were outstanding under the credit facility (and we did not incur any material costs related to the termination); at that time, previously incurred and deferred financing costs of $0.6 million were written off.

In March 2008, we repurchased $2.9 million face amount of a class of Portfolio V’s CBO bond for $0.6 million. As a result, $2.9 million face amount of CBO debt was extinguished.

In the first quarter of 2008, we sold face amounts of approximately $762.5 million of FNMA/FHLMC securities and $525.2 million of non-FNMA/FHLMC securities. Concurrent with the sales, we terminated the related interest rate swap and interest rate cap agreements which were de-designated as hedges for accounting purposes at December 31, 2007.

In the first quarter of 2008, we repaid $924.0 million of repurchase agreements and repaid in full the debt associated with our first CBO in the amount of $331.2 million.

In April 2008, a $400 million term financing agreement was not extended. At such time, $99.6 million was drawn and the final maturity of such amount is April 2009.

In April 2008, a $400 million term financing agreement was not extended. At such time, $40.0 million was drawn and the final maturity of such amount is May 2010.

In July 2008, we repurchased $5.0 million face amount of a class of Portfolio VIII’s CBO bond for $0.6 million. As a result, $5.0 million face amount of CBO debt was extinguished.

As of June 30, 2008, Newcastle had one rolling term financing (in the form of a repurchase agreement) with a maximum maturity of February 2010, with a maximum draw of $400 million of which $57.1 million was drawn at June 30, 2008.

The following table summarizes our CBO financings as of June 30, 2008 (dollars in thousands). The amounts reflect data at the unconsolidated CBO level and thus are different from the GAAP balance sheet due to intercompany amounts eliminated in consolidation.

	Portfolio V	Portfolio VI	Portfolio VII	Portfolio VIII	Portfolio IX	Portfolio X	Portfolio XI	Total / Weighted Average
Balance Sheet:
Asset Face Amount	$456,278	$505,386	$503,175	$534,534	$938,493	$832,476	$1,448,280	$5,218,622

Asset Amortized Cost Basis	$448,983	$494,470	$453,233	$462,685	$871,518	$791,682	$1,331,497	$4,854,068
Debt Carrying Value	411,786	451,912	443,660	459,473	806,687	636,893	1,286,138	4,496,549

Invested Equity	$37,197	$42,558	$9,573	$3,212	$64,831	$154,789	$45,359	$357,519

Collateral Composition (1):
CMBS	57.7%	BBB-	63.0%	BBB-	64.7%	BBB-	63.1%	BBB-	20.5%	BB-	11.4%	BB-	50.3%	BBB	43.3%
REIT Debt	19.1%	BBB-	15.4%	BBB-	8.9%	BBB+	11.2%	BBB	4.8%	BB	0.0%	—	23.3%	BBB-	12.5%
ABS	15.9%	A-	21.2%	BBB+	19.0%	BB	20.6%	B+	8.5%	BB	0.0%	—	18.4%	BBB	14.0%
Bank Loans	2.1%	B+	0.0%	—	7.2%	B	5.0%	B+	22.7%	B-	22.1%	CCC+	4.9%	CCC+	10.4%
Mezzanine Loans / B-Notes	4.4%	BB-	0.0%	—	0.0%	—	0.0%	—	35.3%	B-	62.5%	B-	0.0%	—	16.7%
CDO	0.0%	—	0.0%	—	0.0%	—	0.0%	—	8.1%	BBB	1.7%	A-	2.7%	BBB	2.5%
Restricted Cash	0.8%	—	0.4%	—	0.2%	—	0.1%	—	0.1%	—	2.3%	—	0.4%	—	0.6%

Total	100.0%	BBB-	100.0%	BBB	100.0%	BB+	100.0%	BB+	100.0%	B+	100.0%	B-	100.0%	BBB	100.0%

CBO Overview:
Effective Date	Sep-04		Feb-05		Aug-05		Jan-06		Mar-07		Jul-07		Dec-07
Reinvestment Period Ends (2)	Mar-09		Sep-09		Apr-10		Dec-10		Nov-11		May-12		Jul-12
Optional Call Date (3)	Jun-07		Dec-07		May-08		Jan-09		Dec-09		Jun-10		Aug-10
Auction Call Date (4)	Mar-14		Sep-14		Apr-15		Dec-15		Nov-16		May-17		Jul-17

Avg Debt Spread (bps) (5)	52		45		33		36		48		39		32		40

CBO Cashflow Triggers (6):
Over Collateralization
Effective Date	109.4%		110.0%		111.9%		113.4%		113.2%		116.1%		109.3%		111.8%
Current	109.1%		110.7%		111.6%		112.8%		112.0%		115.7%		110.8%		111.9%
Trigger	105.9%		107.5%		109.3%		110.9%		108.7%		108.0%		101.5%		106.5%
Interest Coverage
Current	161.2%		161.6%		150.7%		148.4%		199.5%		187.2%		158.7%		169.2%
Trigger	106.0%		106.0%		106.0%		106.0%		106.0%		103.0%		107.0%		105.8%

(1)	Collateral amounts represent amortized cost basis and include CDO bonds of $116.3 million and other bonds of $84.4 million issued by Newcastle. Also reflected are weighted average credit ratings.
(2)	Our CBO financings typically have a 5 year reinvestment period. Generally, after such period ends, principal payments on the collateral are used to pay down the most senior debt outstanding. Prior to the end of the reinvestment period, principal payments on the collateral are reinvested. Given current market conditions where credit spreads are widening, these proceeds may potentially be reinvested at higher credit spreads.
(3)	At the option call date, Newcastle, as the equity holder, has the right to pay off the CBO bonds at their related redemption price. The funds needed to pay the debt could be raised either through a sale or refinancing of the collateral.
(4)	At the auction call date, there is a mandatory auction of the assets. If the prices bid are sufficient to pay off the outstanding CBO bonds, the assets will be sold and the CBO bonds will be redeemed.
(5)	Debt spread represents the spread above the benchmark interest rate (LIBOR or U.S. Treasuries) that Newcastle pays on its debt.
(6)	Each of our CBO financings contains tests which measure the amount of over collateralization and excess interest in the transaction. Failure to satisfy these tests would result in principal and/or interest cashflow that would otherwise be distributed to more junior classes of securities (including those held by Newcastle) to be redirected to pay down the most senior class of securities outstanding until the tests are satisfied. The data presented is as of the most recent remittance date on or before June 30, 2008 and may have changed subsequent to that date.

Stockholders’ Equity

Common Stock

The following table presents information on shares of our common stock issued during the six months ended June 30, 2008:

Shares Issued	Range of Issue Prices (1)		Net Proceeds (millions)	Option Granted to Manager
7,262	N/A	(2)	$0.1	N/A

(1)	Excludes prices of shares issued pursuant to the exercise of options and of shares issued to our independent directors.
(2)	The only shares issued during this period were to our independent directors.

At June 30, 2008, we had 52,786,441 shares of common stock outstanding.

As of June 30, 2008, our outstanding options were summarized as follows:

Held by the Manager	1,549,340
Issued to the Manager and subsequently transferred to certain of the Manager’s employees	935,269
Held by the independent directors	14,000

Total	2,498,609

As of June 30, 2008, approximately 5.0 million shares of our common stock were held by our manager, through affiliates, and its principals.

In March 2008, our board of directors approved expanding the previously approved share repurchase to allow a potential repurchase of up to $125 million of our common stock. As of August 8, 2008, no shares have been repurchased.

Accumulated Other Comprehensive Income (Loss)

During the six months ended June 30, 2008, our accumulated other comprehensive income (loss) changed due to the following factors (in thousands):

Accumulated other comprehensive income (loss), December, 31, 2007	$(502,516)
Net unrealized gain (loss) on securities	(189,979)
Reclassification of net realized (gain) loss on securities into earnings	(7,439)
Foreign currency translation	(515)
Net unrealized gain (loss) on derivatives designated as cash flow hedges	5,069
Reclassification of net realized (gain) loss on derivatives designated as cash flow hedges into earnings	(768)

Accumulated other comprehensive (loss), June 30, 2008	$(696,148)

Our book equity changes as our real estate securities portfolio and derivatives are marked to market each quarter, among other factors. The primary causes of mark to market changes are changes in interest rates and credit spreads. During the six months ended June 30, 2008, sharply widening credit spreads have resulted in a net increase in unrealized losses on our real estate securities and derivatives. While such an environment resulted in a decrease in the fair value of our existing securities portfolio and, therefore, reduced our book equity and ability to realize gains on such existing securities, it did not directly affect our current cash flow or our ability to pay dividends.

See “- Market Considerations” above for a further discussion of recent trends and events affecting our unrealized gains and losses as well as our liquidity.

Common Dividends

Declared for the Period Ended	Paid	Amount Per Share
March 31, 2008	April 2008	$0.25
June 30, 2008	July 2008	$0.25

Cash Flow

Net cash flow provided by (used in) operating activities increased to $75.8 million for the six months ended June 30, 2008 from ($973.6) million for the six months ended June 30, 2007. This change primarily resulted from the acquisition and settlement of our investments as described above, and the performance thereof. The six months ended June 30, 2007 included the purchase of loans held for sale of $1,089.2 million.

Investing activities provided (used) $1,383.6 million and ($372.6) million during the six months ended June 30, 2008 and 2007, respectively. Investing activities consisted primarily of investments made in certain real estate securities, loans and other real estate related assets, net of proceeds from the sale or settlement of investments.

Financing activities provided (used) ($1,333.4) million and $1,444.7 million during the six months ended June 30, 2008 and 2007, respectively. The equity issuances, borrowings and debt issuances described above served as the primary sources of cash flow from financing activities. Offsetting uses included the payment of related deferred financing costs, the payment of dividends, and the repayment of debt as described above.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2008, we had two material off-balance sheet arrangements. We believe that these off-balance sheet structures presented the most efficient and least expensive form of financing for these assets at the time they were entered, and represented the most common market-accepted method for financing such assets.

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

•	We are party to total rate of return swaps which are treated as non-hedge derivatives. For further information on these investments, see “– Liquidity and Capital Resources.”

•	We have made investments in three unconsolidated subsidiaries, one of which is dormant at June 30, 2008.

In each case, our exposure to loss is limited to the carrying (fair) value of our investment, except for the total rate of return swaps where our exposure to loss is limited to their fair value plus their notional amount.

CONTRACTUAL OBLIGATIONS

During the first six months of 2008, we had all of the material contractual obligations referred to in our annual report on Form 10-K for the year ended December 31, 2007, excluding the debt which was repaid and the related hedges which were terminated, as described in “– Liquidity and Capital Resources,” as well as the following:

Contract Category	Change
Repurchase agreements	In April 2008, two of the term financing facilities, in the form of repurchase agreements, were not extended. As a result, $99.6 million will mature in April 2009, and $40.0 million will mature in May 2010.

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

As a result of the sale or expected sale of all of our operating real estate, and the resultant discontinuation of depreciation, our income (loss) applicable to common stockholders is now equal to our FFO. Funds from Operations (FFO) is calculated as follows (in thousands):

	For the Six Months Ended June 30, 2008	For the Three Months Ended June 30, 2008
Income (loss) applicable to common stockholders	$(131,935)	$(87,656)
Operating real estate depreciation	—	—

Funds from Operations (FFO)	$(131,935)	$(87,656)

Funds from Operations was derived from our segments as follows (in thousands):

	Book Equity at June 30, 2008	Average Invested Common Equity for the Six Months Ended June 30, 2008(2)	FFO for the Six Months Ended June 30, 2008	Return on Invested Common Equity (ROE) (3)
CBOs	$333,672	$448,768	$(90,190)	(40.4)%
Other nonrecourse	39,977	43,142	3,010	17.7%
Recourse	133,889	136,066	60	0.7%
Unlevered	234,400	278,619	(22,061)	(16.4)%
Unallocated (1)	(96,321)	(151,373)	(22,754)	N/A

Total (2)	645,617	$755,222	$(131,935)	(34.9)%

Preferred stock	152,500
Accumulated depreciation	(6,226)
Accumulated other comprehensive income (loss)	(696,148)

Net book equity	$95,743

	Book Equity at June 30, 2008	Average Invested Common Equity for the Three Months Ended June 30, 2008(2)	FFO for the Three Months Ended June 30, 2008	Return on Invested Common Equity (ROE) (3)
CBOs	$333,672	$389,397	$(58,223)	(59.8)%
Other nonrecourse	39,977	42,040	1,679	16.0%
Recourse	133,889	117,721	4,367	14.8%
Unlevered	234,400	296,551	(24,292)	(32.8)%
Unallocated (1)	(96,321)	(125,491)	(11,187)	N/A

Total (2)	645,617	$720,218	$(87,656)	(48.7)%

Preferred stock	152,500
Accumulated depreciation	(6,226)
Accumulated other comprehensive income (loss)	(696,148)

Net book equity	$95,743

(1)	Unallocated FFO represents ($3,376) and ($6,751) of preferred dividends, ($1,896) and ($3,791) of interest on our junior subordinated notes payable, and ($5,915) and ($12,212) of corporate general and administrative expenses, management fees and incentive compensation for the three and six months ended June 30, 2008, respectively.
(2)	Invested common equity is equal to book equity excluding preferred stock, accumulated depreciation and accumulated other comprehensive income (loss).
(3)	FFO divided by average invested common equity, annualized.

As a result of the effect of the other-than-temporary impairment on our FFO, we expect that there will be no incentive compensation payable to the Manager for an indeterminable amount of time.

RELATED PARTY TRANSACTIONS

As of June 30, 2008, we held on our balance sheet total investments of $241.3 million amortized cost basis of real estate securities and related loans issued by affiliates of our manager and $56.5 million face amount of real estate loans issued by affiliates of our manager financed under total rate of return swaps and earned approximately $9.8 million of interest on such investments for the six months ended June 30, 2008.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the exposure to loss resulting from changes in interest rates, credit spreads, foreign currency exchange rates, commodity prices and equity prices. The primary market risks that we are exposed to are interest rate risk and credit spread risk. These risks are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. All of our market risk sensitive assets, liabilities and related derivative positions are for non-trading purposes only. For a further understanding of how market risk may affect our financial position or operating results, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Application of Critical Accounting Policies.”

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

As of June 30, 2008, a 100 basis point increase in short term interest rates would increase our earnings by approximately $3.6 million per annum.

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

As of June 30, 2008, a 100 basis point change in short term interest rates would impact our net book value by approximately $52.2 million.

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

As of June 30, 2008, a 25 basis point movement in credit spreads would impact our net book value by approximately $27.4 million, but would not directly affect our earnings or cash flow.

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

Credit risk refers to the ability of each individual borrower under our loans and securities to make required interest and principal payments on the scheduled due dates. The commercial mortgage and asset backed securities we invest in are generally junior in right of payment of interest and principal to one or more senior classes, but benefit from the support of one or more subordinate classes of securities or other form of credit support (which absorbs losses before the securities in which we invest) within a securitization transaction. The senior unsecured REIT debt securities we invest in reflect comparable credit risk. We also invest in loans and securities which represent “first loss” pieces; in other words, they do not benefit from credit support although we believe they predominantly benefit from underlying collateral value in excess of their carrying amounts.

We seek to minimize credit risk by actively monitoring our asset portfolio and the underlying credit quality of our holdings and, where appropriate, repositioning our investments to upgrade their credit quality. In the event of a significant rising interest rate environment and/or economic downturn, loan and collateral defaults may increase and result in credit losses that would adversely affect our liquidity and operating results. As described above in “- Market Considerations” and elsewhere in this quarterly report, adverse market and credit conditions have resulted in our recording of other-than-temporary impairment in certain securities and loans.

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

Fair Values

Fair values for a majority of our investments are readily obtainable through broker quotations. For certain of our financial instruments, fair values are not readily available since there are no active trading markets as characterized by current exchanges between willing parties or due to market conditions. Accordingly, fair values can only be derived or estimated for these instruments using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Application of Critical Accounting Policies.” However, the determination of estimated future cash flows is inherently subjective and imprecise. We note that minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values, and that the fair values reflected in our consolidated financial statements are indicative of the interest rate and credit spread environments as of June 30, 2008 and do not take into consideration the effects of subsequent interest rate or credit spread fluctuations.

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

None.

Item 4. Submission of Matters to a Vote of Security Holders

On May 22, 2008, the Company held its Annual Meeting of Shareholders at which the shareholders voted upon (i) the election of Wesley Edens and David McKown to the Board of Directors as Class III directors for three-year terms and (ii) the ratification of the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the 2008 fiscal year.

The shareholders elected both directors and approved the ratification of the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the 2008 fiscal year. The number of votes cast for or against and the number of abstentions with respect to each matter voted upon, as applicable is set forth below (broker non-votes do not apply to these proposals):

Proposal	For	Against	Abstain
Election of Directors
Wesley Edens	39,619,833	N/A	3,530,072
David McKown	42,463,479	N/A	686,426
Ratification of the Appointment of Independent Registered Public Accounting Firm	42,732,638	312,175	105,092

Item 5.	Other Information

Effective August 13, 2008, Ms. Hess will resign as the Chief Financial Officer of the Company in order to pursue a new professional opportunity. Also effective August 13, 2008, Brian Sigman, who currently serves as the Company’s Vice President of Finance, will be appointed Chief Financial Officer of the Company. Mr. Sigman, 31, joined the Company in 2003 and has served as the Company’s Vice President of Finance since 2006, during which time he has played an integral role in managing the Company’s finance and accounting group. From 2003 until 2006, Mr. Sigman served as the Company’s Assistant Controller.

The Company’s officers are not employees of the Company and do not receive direct cash compensation for services rendered to the Company. Rather, they are employees of the Company’s manager and are compensated by the manager for their services to the Company as well as other entities affiliated with the manager. Our manager has informed the Company that, because the services performed by the individuals who serve as officers of the Company are not performed exclusively for the Company, the manager cannot segregate and identify that portion of compensation awarded to, earned by or paid to our officers, including Ms. Hess and Mr. Sigman, that relates solely to their services to the Company. Outside of the fees and compensation paid to the manager by the Company, neither Ms. Hess nor Mr. Sigman had any direct or indirect material interests in any transaction with the Company or in any currently proposed transaction to which the Company is a party.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

NEWCASTLE INVESTMENT CORP.

(Registrant)

/s/ Kenneth M. Riis
Name:	Kenneth M. Riis
Title:	Chief Executive Officer and President
Date:	August 11, 2008

/s/ Debra A. Hess
Name:	Debra A. Hess
Title:	Chief Financial Officer
Date:	August 11, 2008