Form 10-Q
period 2008-09-30
NEWCASTLE INVESTMENT CORP
filed 2008-11-10
CIK 1175483

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

Common stock, $0.01 par value per share: 52,789,050 shares outstanding as of November 5, 2008.

NEWCASTLE INVESTMENT CORP.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	September 30, 2008 (Unaudited)	December 31, 2007
Assets
Real estate securities, available for sale	$2,784,744	$4,835,884
Real estate related loans, net	1,686,707	1,856,978
Residential mortgage loans, net	560,111	634,605
Subprime mortgage loans subject to call option	396,943	393,899
Investments in unconsolidated subsidiaries	442	24,477
Operating real estate, held for sale	13,150	34,399
Cash and cash equivalents	166,623	55,916
Restricted cash	127,686	133,126
Derivative assets	245	4,114
Receivables and other assets	48,575	64,372

	$5,785,226	$8,037,770

Liabilities and Stockholders’ Equity
Liabilities
CBO bonds payable	$4,362,958	$4,716,535
Other bonds payable	396,134	546,798
Repurchase agreements	699,025	1,634,362
Financing of subprime mortgage loans subject to call option	396,943	393,899
Junior subordinated notes payable (security for trust preferred)	100,100	100,100
Derivative liabilities	141,411	133,510
Dividends payable	15,447	40,251
Due to affiliates	1,532	7,741
Accrued expenses and other liabilities	11,777	16,949

	6,125,327	7,590,145

Stockholders’ Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized, 2,500,000 shares of 9.75% Series B Cumulative Redeemable Preferred Stock, 1,600,000 shares of 8.05% Series C Cumulative Redeemable Preferred Stock, and 2,000,000 shares of 8.375% Series D Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, issued and outstanding	152,500	152,500
Common stock, $0.01 par value, 500,000,000 shares authorized, 52,789,050 and 52,779,179 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	528	528
Additional paid-in capital	1,033,416	1,033,326
Dividends in excess of earnings	(557,210)	(236,213)
Accumulated other comprehensive income (loss)	(969,335)	(502,516)

	(340,101)	447,625

	$5,785,226	$8,037,770

See notes to consolidated financial statements

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(dollars in thousands, except share data)

	Three Months ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues
Interest income	$113,549	$169,766	$361,461	$523,846

	113,549	169,766	361,461	523,846

Expenses
Interest expense	73,651	117,415	236,739	368,064
Loan and security servicing expense	1,718	2,091	5,236	7,772
Provision for credit losses	2,077	2,820	6,450	7,945
General and administrative expense	2,135	1,297	5,619	4,025
Management fee to affiliate	4,597	4,597	13,791	13,048
Incentive compensation to affiliate	—	—	—	6,209
Depreciation and amortization	73	74	218	218

	84,251	128,294	268,053	407,281

Operating Income	29,298	41,472	93,408	116,565

Other Income (Loss)
Gain (loss) on sale of investments, net	(2,569)	4,825	3,920	14,014
Other income (loss), net	(17,912)	(7,033)	(35,793)	(569)
Other-than-temporary impairment	(121,047)	(67,860)	(269,216)	(73,813)
Loan impairment	(39,831)	—	(76,916)	—
Provision for losses, loans held for sale	—	—	—	(5,754)
Gain (loss) on extinguishment of debt	5,315	(7,752)	13,848	(15,032)
Equity in earnings of unconsolidated subsidiaries	419	488	8,189	2,154

	(175,625)	(77,332)	(355,968)	(79,000)

Income (loss) from continuing operations	(146,327)	(35,860)	(262,560)	37,565
Income (loss) from discontinued operations	227	(37)	(8,724)	(158)

Net Income (Loss)	(146,100)	(35,897)	(271,284)	37,407
Preferred dividends	(3,375)	(3,375)	(10,126)	(9,265)

Income (Loss) Applicable to Common Stockholders	$(149,475)	$(39,272)	$(281,410)	$28,142

Income (Loss) Per Share of Common Stock
Basic	$(2.83)	$(0.74)	$(5.33)	$0.55

Diluted	$(2.83)	$(0.74)	$(5.33)	$0.55

Income (loss) from continuing operations per share of common stock, after preferred dividends
Basic	$(2.84)	$(0.74)	$(5.17)	$0.55

Diluted	$(2.84)	$(0.74)	$(5.17)	$0.55

Income (loss) from discontinued operations per share of common stock
Basic	$0.01	$(0.00)	$(0.16)	$(0.00)

Diluted	$0.01	$(0.00)	$(0.16)	$(0.00)

Weighted Average Number of Shares of Common Stock Outstanding
Basic	52,788,766	52,779,179	52,784,048	50,894,424

Diluted	52,788,766	52,779,179	52,784,048	51,045,418

Dividends Declared per Share of Common Stock	$0.25	$0.72	$0.75	$2.13

See notes to consolidated financial statements

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008

(dollars in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Dividends in Excess of Earnings	Accum. Other Comp. Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Stockholders’ equity - December 31, 2007	6,100,000	$152,500	52,779,179	$528	$1,033,326	$(236,213)	$(502,516)	$447,625
Dividends declared	—	—	—	—	—	(49,713)	—	(49,713)
Issuance of common stock to directors	—	—	9,871	—	90	—	—	90
Comprehensive income:
Net (loss)	—	—	—	—	—	(271,284)	—	(271,284)
Net unrealized (loss) on securities	—	—	—	—	—	—	(448,925)	(448,925)
Reclassification of net realized (gain) on securities into earnings	—	—	—	—	—	—	(7,138)	(7,138)
Foreign currency translation	—	—	—	—	—	—	(5,037)	(5,037)
Net unrealized (loss) on derivatives designated as cash flow hedges	—	—	—	—	—	—	(4,472)	(4,472)
Reclassification of net realized (gain) on derivatives designated as cash flow hedges into earnings	—	—	—	—	—	—	(1,247)	(1,247)

Total comprehensive income (loss)								(738,103)

Stockholders’ equity - September 30, 2008	6,100,000	$152,500	52,789,050	$528	$1,033,416	$(557,210)	$(969,335)	$(340,101)

See notes to consolidated financial statements

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(dollars in thousands)

	Nine Months Ended September 30,
	2008	2007
Cash Flows From Operating Activities
Net income (loss)	$(271,284)	$37,407
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities (inclusive of amounts related to discontinued operations):
Depreciation and amortization	565	1,028
Accretion of discount and other amortization	(27,543)	(18,751)
Deferred rent	183	234
Provision for credit losses	6,450	7,945
Provision for losses, loans held for sale	—	5,754
Non-cash directors' compensation	90	60
(Gain) on sale of investments	(4,345)	(14,155)
Unrealized (gain) loss on non-hedge derivatives and hedge ineffectiveness	39,456	829
Other-than-temporary impairment	278,267	73,813
Loan impairment	76,916	969,747
(Gain) loss on extinguishment of debt	(13,848)	10,278
Equity in earnings of unconsolidated subsidiaries	(8,189)	(2,154)
Distributions of earnings from unconsolidated subsidiaries	8,189	2,154
Purchase of loans held for sale	—	(1,089,202)
Change in:
Restricted cash	2,374	(8,268)
Receivables and other assets	16,275	(13,138)
Due to affiliates	(6,209)	(5,724)
Accrued expenses and other liabilities	(5,172)	(5,030)

Net cash provided by (used in) operating activities	92,175	(47,173)

Cash Flows From Investing Activities
Purchase of real estate securities	(67,733)	(416,408)
Proceeds from sale of real estate securities	1,151,012	237,892
Proceeds from settlement of loans	12,636	—
Purchase of and advances on loans	—	(896,500)
Repayments of loan and security principal	276,134	925,431
Margin received on derivative instruments	72,535	73,978
Return of margin on derivative instruments	(68,969)	(90,097)
Margin deposits on total rate of return swaps (treated as derivative instruments)	(27,389)	(60,085)
Return of margin deposits on total rate of return swaps (treated as derivative instruments)	36,256	67,632
Net proceeds from termination of derivative instruments	(37,591)	26,801
Purchase and improvement of real estate held for sale	(603)	(1,537)
Contributions to unconsolidated subsidiaries	—	(12,191)
Proceeds from sale of real estate held for sale	11,226	—
Distributions of capital from unconsolidated subsidiaries	24,035	962
Change in restricted cash from investment in new CBOs	(2,397)	(2,516)

Net cash provided by (used in) in investing activities	1,379,152	(146,638)

Continued on Page 5

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(dollars in thousands)

	Nine Months Ended September 30,
	2008	2007
Cash Flows From Financing Activities
Repayments of CBO bonds payable	(331,228)	(1,430,506)
Issuance of other bonds payable	—	1,835,071
Repayments of other bonds payable	(151,735)	(88,067)
Repayments of notes payable	—	(43,633)
Borrowings under repurchase agreements	85,748	4,785,636
Repayments of repurchase agreements	(1,021,585)	(3,962,140)
Return of margin deposits under repurchase agreements	91,032	—
Margin deposits under repurchase agreement	(86,864)	—
Issuance of repurchase agreements subject to ABCP facility	—	247,409
Repayments of repurchase agreements subject to ABCP facility	—	(1,292,503)
Draws under credit facility	—	382,800
Repayments of credit facility	—	(476,600)
Issuance of common stock	—	200,165
Costs related to issuance of common stock	—	(358)
Exercise of common stock options	—	1,443
Issuance of preferred stock	—	50,000
Costs related to issuance of preferred stock	—	(1,770)
Dividends paid	(74,517)	(111,376)
Payment of deferred financing costs	(337)	(2,244)
Restricted cash returned from refinancing activities	128,866	135,885

Net cash provided by (used in) financing activities	(1,360,620)	229,212

Net Increase (Decrease) in Cash and Cash Equivalents	110,707	35,401
Cash and Cash Equivalents, Beginning of Period	55,916	5,371

Cash and Cash Equivalents, End of Period	$166,623	$40,772

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest expense	$209,991	$345,777
Cash paid during the period for income taxes	$—	$—
Cash paid during the year for federal excise tax	$316	$—
Supplemental Schedule of Non-Cash Investing and Financing Activities
Common stock dividends declared but not paid	$13,197	$38,001
Preferred stock dividends declared but not paid	$2,250	$2,250
Acquisition and financing of loans subject to call option	$—	$102,457

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2008

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

Approximately 5.0 million shares of Newcastle’s common stock were held by the Manager, through its affiliates, and its principals at September 30, 2008. In addition, the Manager, through its affiliates, held options to purchase approximately 1.6 million shares of Newcastle’s common stock at September 30, 2008.

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

SEPTEMBER 30, 2008

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

Summary financial data on Newcastle’s segments is given below, together with a reconciliation to the same data for Newcastle as a whole:

	CBOs	Other Non-Recourse (A)	Recourse	Unlevered	Unallocated	Total
Nine Months Ended September 30, 2008
Gross revenues	$232,652	$67,700	$39,417	$19,861	$1,831	$361,461
Operating expenses	(1,191)	(9,999)	(33)	(602)	(19,271)	(31,096)
Interest expense	(151,917)	(50,775)	(27,733)	(675)	(5,639)	(236,739)
Depreciation and amortization	—	—	—	—	(218)	(218)

Operating income (loss)	79,544	6,926	11,651	18,584	(23,297)	93,408
Other-than-temporary and loan impairment	(268,151)	(1,222)	(11,379)	(65,380)	—	(346,132)
Other income (loss) excluding impairment	5,798	(2,062)	(22,966)	9,979	(585)	(9,836)

Income (loss) from continuing operations	(182,809)	3,642	(22,694)	(36,817)	(23,882)	(262,560)
Income (loss) from discontinued operations	—	—	—	(8,724)	—	(8,724)

Net income (loss)	(182,809)	3,642	(22,694)	(45,541)	(23,882)	(271,284)
Preferred dividends	—	—	—	—	(10,126)	(10,126)

Income (loss) applicable to common stockholders	$(182,809)	$3,642	$(22,694)	$(45,541)	$(34,008)	$(281,410)

Three Months Ended September 30, 2008
Gross revenues	$75,052	$21,443	$11,460	$4,895	$699	$113,549
Operating expenses	(371)	(2,958)	(8)	(563)	(6,627)	(10,527)
Interest expense	(47,332)	(16,339)	(7,727)	(373)	(1,880)	(73,651)
Depreciation and amortization	—	—	—	—	(73)	(73)

Operating income (loss)	27,349	2,146	3,725	3,959	(7,881)	29,298
Other-than-temporary and loan impairment	(122,729)	—	(8,947)	(29,202)	—	(160,878)
Other income (loss) excluding impairment	2,761	(1,514)	(17,532)	1,536	2	(14,747)

Income (loss) from continuing operations	(92,619)	632	(22,754)	(23,707)	(7,879)	(146,327)
Income (loss) from discontinued operations	—	—	—	227	—	227

Net income (loss)	(92,619)	632	(22,754)	(23,480)	(7,879)	(146,100)
Preferred dividends	—	—	—	—	(3,375)	(3,375)

Income (loss) applicable to common stockholders	$(92,619)	$632	$(22,754)	$(23,480)	$(11,254)	$(149,475)

September 30, 2008
GAAP
Assets, carrying value	$3,728,264	$872,979	$848,617	$165,752	$169,614	$5,785,226
Liabilities, carrying value (B)	4,462,657	815,004	725,056	753	121,857	6,125,327
Preferred stock					152,500	152,500

GAAP book value	$(734,393)	$57,975	$123,561	$164,999	$(104,743)	$(492,601)

GAAP book value per share						$(9.33)
Fair Value
Assets, fair value (C)	$3,452,473	$810,604	$780,698	$149,151	$169,614	$5,362,540
Liabilities, fair value	2,474,156	784,963	725,056	753	68,400	4,053,328
Preferred stock					152,500	152,500

Adjusted book value	$978,317	$25,641	$55,642	$148,398	$(51,286)	$1,156,712

Adjusted book value per share (D)						$21.91

(A)	Includes all of the manufactured housing loan financing (Note 5) of which $53.2 million (carrying value) is recourse.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2008

(dollars in tables in thousands, except share data)

(B)	Carrying values of recourse and nonrecourse debt at September 30, 2008 are as follows:

	CBOs	Other Non-Recourse	Recourse	Unlevered	Unallocated	Total
Nonrecourse	$4,362,958	$739,949	$—	$—	$—	$5,102,907
Recourse	$—	$53,128	$699,025	$—	$100,100	$852,253

(C)	Only financial instruments are reflected at fair value, other assets are reflected at their carrying value.
(D)	Represents GAAP book value as if Newcastle had elected to measure all of its financial assets and liabilities at fair value under SFAS 159.

	CBOs	Other Non-Recourse (A)	Recourse	Unlevered	Unallocated	Total
Nine Months Ended September 30, 2007
Gross revenues	$287,441	$79,213	$129,669	$26,240	$1,283	$523,846
Operating expenses	(1,424)	(12,447)	(1,861)	(19)	(23,248)	(38,999)
Interest expense	(211,907)	(59,003)	(87,981)	(1,024)	(8,149)	(368,064)
Depreciation and amortization	—	—	—	—	(218)	(218)

Operating income (loss)	74,110	7,763	39,827	25,197	(30,332)	116,565
Other-than-temporary and loan impairment	—	—	—	—	—	—
Other income (loss) excluding impairment	(44,458)	267	(37,354)	2,540	5	(79,000)

Income (loss) from continuing operations	29,652	8,030	2,473	27,737	(30,327)	37,565
Income (loss) from discontinued operations	—	—	—	(158)	—	(158)

Net income (loss)	29,652	8,030	2,473	27,579	(30,327)	37,407
Preferred dividends	—	—	—	—	(9,265)	(9,265)

Income (loss) applicable to common stockholders	$29,652	$8,030	$2,473	$27,579	$(39,592)	$28,142

Three Months Ended September 30, 2007
Gross revenues	$96,760	$27,302	$35,440	$9,282	$982	$169,766
Operating expenses	(445)	(4,248)	(217)	(14)	(5,881)	(10,805)
Interest expense	(70,865)	(20,567)	(23,699)	(209)	(2,075)	(117,415)
Depreciation and amortization	—	—	—	—	(74)	(74)

Operating income (loss)	25,450	2,487	11,524	9,059	(7,048)	41,472
Other-than-temporary and loan impairment	—	—	—	—	—	—
Other income (loss) excluding impairment	(41,564)	(255)	(36,110)	596	1	(77,332)

Income (loss) from continuing operations	(16,114)	2,232	(24,586)	9,655	(7,047)	(35,860)
Income (loss) from discontinued operations	—	—	—	(37)	—	(37)

Net income (loss)	(16,114)	2,232	(24,586)	9,618	(7,047)	(35,897)
Preferred dividends	—	—	—	—	(3,375)	(3,375)

Income (loss) applicable to common stockholders	$(16,114)	$2,232	$(24,586)	$9,618	$(10,422)	$(39,272)

(A)	Includes all of the manufactured housing loan financing (Note 5) of which $102.2 million (carrying value) is recourse as of September 30, 2007.

In July 2008, Newcastle sold its long-lived assets in Canada which had a carrying value of $21.4 million at December 31, 2007. In connection with such assets, Newcastle recognized revenue of $1.9 million and $2.2 million for the nine months ended September 30, 2008 and 2007, respectively.

Newcastle has committed to a plan, and is actively working, to sell all of its operating real estate. As a result, all of the real estate has been classified as held for sale at September 30, 2008 and marked to the lower of cost or market, resulting in a recorded loss of $9.1 million for the nine months ended September 30, 2008. All of the related operations, including this loss, have been classified as discontinued operations for all periods presented. In July 2008, Newcastle closed on the sales of two real estate properties and received net proceeds of approximately $11.5 million.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2008

(dollars in tables in thousands, except share data)

Unconsolidated Subsidiaries

The following table summarizes the activity for significant subsidiaries affecting the equity held by Newcastle in unconsolidated subsidiaries:

	Operating Real Estate	Real Estate Loan
Balance at December 31, 2007	$13,391	$10,984
Contributions to unconsolidated subsidiaries	—	—
Distributions from unconsolidated subsidiaries	(20,307)	(11,910)
Equity in earnings of unconsolidated subsidiaries	6,916	1,267

Balance at September 30, 2008	$—	$341

In April 2008, Newcastle closed on the sale of our interests in the operating real estate joint venture and received net proceeds of $19.8 million. As a result, Newcastle recorded a gain of approximately $6.2 million.

Gain (Loss) on Sale of Investments, Net and Other Income (Loss), Net

These items are comprised of the following:

	Nine Months Ended September 30,
	2008	2007
Gain (loss) on sale of investments, net
Gain on sale of real estate securities	$6,459	$20,545
Loss on sale of real estate securities	(2,245)	(6,390)
Gain on disposition of loans held for sale	1,434	—
Loss on disposition of loans held for sale	(1,303)	—
Realized gain (loss) on termination of derivative instruments	(425)	(201)
Other gain (loss)	—	60

	$3,920	$14,014

Other income (loss), net
Realized (loss) on total rate of return swaps	$(7,145)	$—
Unrealized (loss) on total rate of return swaps	(13,210)	(5,644)
Gain (loss) on non-hedge derivative instruments	(17,906)	5,976
Unrealized (loss) recognized at de-designation of hedges	(990)	—
Hedge ineffectiveness	218	(1,238)
Other income	3,240	337

	$(35,793)	$(569)

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2008

(dollars in tables in thousands, except share data)

3. REAL ESTATE SECURITIES

The following is a summary of Newcastle’s real estate securities at September 30, 2008, all of which are classified as available for sale and are therefore reported at fair value with changes in fair value recorded in other comprehensive income, except for securities that are other-than-temporarily impaired.

		Amortized Cost Basis							Weighted Average
Asset Type	Outstanding Face Amount	Before Impairment	Other-Than- Temporary Impairment (A)	After Impairment	Gross Unrealized		Carrying Value	Number of Securities	Rating (E)	Coupon	Yield	Maturity (Years)
					Gains	Losses
CMBS-Conduit	$1,400,087	$1,337,273	$(22,128)	$1,315,145	$—	$(537,605)	$777,540	175	BBB	5.79%	6.54%	6.5
CMBS- Single Borrower	761,329	747,298	—	747,298	46	(129,109)	618,235	70	BB+	5.79%	6.74%	3.6
CMBS-Large Loan	90,881	90,873	—	90,873	—	(19,022)	71,851	13	BB+	3.78%	5.70%	1.7
CMBS- CDO	16,000	14,730	(14,730)	—	—	—	—	1	CC	10.14%	0.00%	—
REIT Debt	652,516	662,395	—	662,395	105	(118,454)	544,046	65	BBB-	6.24%	5.78%	4.9
ABS-Subprime	564,054	532,485	(275,400)	257,085	2,069	(42,123)	217,031	121	BB-	4.74%	11.72%	4.6
ABS-Manufactured Housing	61,395	59,741	(4,454)	55,287	—	(6,375)	48,912	9	BBB-	6.68%	7.41%	4.6
ABS-Franchise	39,857	39,997	(615)	39,382	—	(17,028)	22,354	17	BBB	6.17%	6.72%	4.6
FNMA/FHLMC (B)	466,249	469,571	—	469,571	3,679	(470)	472,780	17	AAA	5.51%	5.52%	3.8

Subtotal/Average (C)	4,052,368	3,954,363	(317,327)	3,637,036	5,899	(870,186)	2,772,749	488	BBB	5.67%	6.67%	4.9

Retained Securities (D)	80,380	74,230	(65,046)	9,184	239	—	9,423	7	CCC+	5.18%	17.98%	2.4
Residual Interests (D)	2,572	59,036	(56,464)	2,572	—	—	2,572	2	NR	0.00%	30.00%	0.6

Total/Average	$4,135,320	$4,087,629	$(438,837)	$3,648,792	$6,138	$(870,186)	$2,784,744	497	BBB	5.66%	6.72%	4.9

(A)	Represents the cumulative impairment against amortized cost basis recorded through earnings.
(B)	FNMA/FHLMC securities have an implied AAA rating. Amortized cost basis and carrying value include principal receivable of $2.9 million.
(C)	The total outstanding face amount of fixed rate securities was $3.0 billion, and of floating rate securities was $1.1 billion.
(D)	Represents the retained bonds and equity from Subprime Portfolios I and II. The residuals do not have stated coupons and therefore their coupons have been treated as zero for purposes of the table.

Unrealized losses that are considered other-than-temporary are recognized currently in income. During the nine months ended September 30, 2008, Newcastle recorded other-than-temporary impairment charges of $269.2 million, relating to securities with an aggregate post impairment amortized cost basis of $176.2 million at September 30, 2008. Based on management’s analysis on these securities, the performance of the underlying loans and changes in market factors, Newcastle noted adverse changes in the expected cash flows on each of these securities and concluded that they were other-than-temporarily impaired. The remaining unrealized losses on Newcastle’s securities are primarily the result of changes in market factors, rather than issuer-specific credit impairment. Newcastle has performed analyses in relation to such securities using management’s best estimate of the cash flows that a market participant would use in determining fair value, which support its belief that the carrying values of such securities are fully recoverable over their expected holding period. Such market factors include changes in market interest rates and credit spreads, or certain macroeconomic events, including market disruptions and supply changes, which do not directly impact our ability to collect amounts contractually due. Management continually evaluates the credit status of each of Newcastle’s securities and the collateral supporting those securities. This evaluation includes a review of the credit of the issuer of the security (if applicable), the credit rating of the security, the key terms of the security (including credit support), debt service coverage and loan to value ratios, the performance of the pool of underlying loans and the estimated value of the collateral supporting such loans, including the effect of local, industry and broader economic trends and factors. These factors include loan default expectations and loss severities, which are analyzed in connection with a particular security’s credit support, as well as prepayment rates. The result of this evaluation is considered when determining management’s estimate of cash flows and in relation to the amount of the unrealized loss and the period elapsed since it was incurred. Significant judgment is required in this analysis.

		Amortized Cost Basis			Gross Unrealized				Weighted Average
Securities in an Unrealized Loss Position	Outstanding Face Amount	Before Impairment	Other-Than- Temporary Impairment	After Impairment	Gains	Losses	Carrying Value	Number of Securities	Rating (E)	Coupon	Yield	Maturity (Years)
Less Than Twelve Months	$407,056	$370,406	$—	$370,406	$—	$(26,677)	$343,728	44	A-	6.02%	8.03%	4.5
Twelve or More Months	2,722,360	2,672,526	—	2,672,526	—	(843,509)	1,829,017	318	BBB-	5.68%	6.17%	5.2

Total	$3,129,416	$3,042,932	$—	$3,042,932	$—	$(870,186)	$2,172,745	362	BBB	5.73%	6.40%	5.1

(E)	Represents weighted average of the ratings of all securities in each asset type, expressed as S&P equivalent rating. For each security rated by multiple rating agencies, the lowest rating is used.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2008

(dollars in tables in thousands, except share data)

The table below summarizes the geographic distribution of the collateral securing our CMBS at September 30, 2008 (in thousands):

Geographic Location	Outstanding Face Amount	Percentage
Northeastern U.S.	$564,056	24.9%
Western U.S.	522,797	23.0%
Southeastern U.S.	449,303	19.8%
Midwestern U.S.	294,385	13.0%
Southwestern U.S.	235,660	10.4%
Other	176,199	7.8%
Foreign	25,897	1.1%

	$2,268,297	100.0%

4. REAL ESTATE RELATED LOANS, RESIDENTIAL MORTGAGE LOANS AND SUBPRIME MORTGAGE LOANS

The following is a summary of real estate related loans, residential mortgage loans and subprime mortgage loans at September 30, 2008. The loans contain various terms, including fixed and floating rates, self-amortizing and interest only. They are generally subject to prepayment.

Loan Type	Outstanding Face Amount	Carrying Value	Loan Count	Wtd. Avg. Yield	Weighted Average Maturity (Years) (A)	Floating Rate Loans as a % of Face Amount	Delinquent Face Amount (B)
Mezzanine Loans	$746,644	$743,164	22	7.45%	3.3	86.8%	$—
Corporate Bank Loans	524,628	486,517	15	8.29%	3.3	100.0%	31,462
B-Notes	388,168	365,669	14	6.57%	3.0	84.9%	(C	)
Whole Loans	86,224	86,132	3	5.95%	2.5	100.0%	—
ICH Loans	5,293	5,225	3	7.48%	3.3	0.0%	—

Total Real Estate Related Loans	$1,750,957	$1,686,707	57	7.44%	3.2	90.7%	$31,462

Residential Loans	$86,037	$86,369	284	4.94%	4.3	0.0%	$7,990
Manufactured Housing Loans	485,598	473,742	14,194	8.49%	5.9	0.0%	4,607

Total Residential Mortgage Loans (D)	$571,635	$560,111	14,478	7.93%	5.7	0.0%	$12,597

Subprime Mortgage Loans Subject to
Call Option	$406,217	$396,943

(A)	The weighted average maturities were calculated based on constant prepayment rates (CPR) of 15% and 30% for the residential loan pools, and 8% and 9% for the manufactured housing loan pools.
(B)	This face amount of loans is 60 or more days past due, in foreclosure, under bankruptcy filing or real estate owned. This amount includes a non-accrual loan with a face amount of $8.7 million at September 30, 2008.
(C)	A loan with a face amount of $50.0 million had a maturity default in October 2008. The loan was placed on non-accrual status as of September 30, 2008. No provision for loan loss was recorded during the quarter ended September 30, 2008 as the estimated fair value of the collateral exceeded the carrying value of the loan.
(D)	Carrying value includes interest receivable of $0.4 million for the residential housing loans and principal and interest receivable of $12.1 million for the manufactured housing loans.

The following is a reconciliation of the related loss allowance.

	Real Estate Related Loans	Residential Mortgage Loans
Balance at December 31, 2007	$(600)	$(6,917)
Provision for credit losses	(200)	(6,250)
Provision for impaired loans	(75,694)	(1,222)
Realized losses	31,503	4,917

Balance at September 30, 2008	$(44,991)	$(9,472)

As of September 30, 2008, Newcastle held an aggregate of $94.1 million notional amount of total rate of return swaps on 3 reference assets on which it had deposited $35.0 million of margin. These total rate of return swaps had an aggregate fair value of approximately ($15.0) million, a weighted average receive interest rate of LIBOR + 2.98%, a weighted average pay interest rate of LIBOR + 1.03%, and a weighted average swap maturity of 0.4 years.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2008

(dollars in tables in thousands, except share data)

The following table presents information on the retained interests in Newcastle’s securitizations of subprime mortgage loans and the sensitivity of their fair value to maturity date for immediate 10% and 20% adverse changes in the assumptions utilized in calculating such fair value, at September 30, 2008:

	Subprime Portfolio
	I	II
Total securitized loans (unpaid principal balance)	$756,072	$951,107
Average loan seasoning (months)	37	20
Loans subject to call option (carrying value)	$293,921	$103,022
Retained interests (fair value) (A)	$5,549	$6,446
Weighted average life (years) of residual interest	0.1	0.6
Weighted average expected credit losses (B)	17.5%	30.7%
Effect on fair value of retained interests of 10% adverse change	$(547)	$(664)
Effect on fair value of retained interests of 20% adverse change	$(978)	$(1,162)
Weighted average constant prepayment rate (C)	13.8%	9.2%
Effect on fair value of retained interests of 10% adverse change	$(109)	$(332)
Effect on fair value of retained interests of 20% adverse change	$(236)	$(648)
Weighted average discount rate	14.9%	18.7%
Effect on fair value of retained interests of 10% adverse change	$(230)	$(106)
Effect on fair value of retained interests of 20% adverse change	$(437)	$(208)

(A)	The retained interests include residual interests and retained bonds of the securitizations. Their fair value is estimated based on pricing models.
(B)	Represents the percentage of losses on the original principal balance of the loans at the time of the respective securitizations (April 2006 and July 2007) to the maturity of the loans.
(C)	Represents the weighted average voluntary prepayment rate for the loans from the time of the respective securitizations (April 2006 and July 2007) to the maturity of such loans.

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

The following table summarizes certain characteristics of the underlying subprime mortgage loans in the securitizations as of September 30, 2008:

	Subprime Portfolio
	I	II
Loan unpaid principal balance (UPB)	$756,072	$951,107
Delinquencies of 60 or more days (UPB)	$154,623	$169,721
Net credit losses for the nine months ended September 30, 2008	$28,360	$10,285
Cumulative net credit losses	$31,930	$10,285
Cumulative net credit losses as a % of original UPB	2.13%	0.95%
Percentage of ARM loans (A)	59.0%	69.0%
Percentage of loans with loan-to-value ratio >90%	10.5%	17.5%
Percentage of interest-only loans	27.6%	4.4%

(A)	ARM loans are adjustable-rate mortgage loans. An option ARM is an adjustable-rate mortgage that provides the borrower with an option to choose from several payment amounts each month for a specified period of the loan term. None of the loans in the subprime portfolios are an option ARM.

Delinquencies include loans 60 or more days past due, in foreclosure or real estate owned. Newcastle received net cash inflows of $5.5 million and $12.0 million from the retained interests of Subprime Portfolios I and II, respectively, during the nine months ended September 30, 2008.

The weighted average yields of the retained notes of Subprime Portfolios I and II were 20.3% and 15.0%, respectively, as of September 30, 2008. The loans subject to call option and the corresponding financing recognize interest income and expense based on the expected weighted average coupons of the loans subject to call option at the call date of 9.24% and 8.68%, for Subprime Portfolios I and II, respectively.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2008

(dollars in tables in thousands, except share data)

5. DEBT OBLIGATIONS

The following table presents certain information regarding Newcastle’s debt obligations and related hedges at September 30, 2008:

Debt Obligation/Collateral	Month Issued		Outstanding Face Amount	Carrying Value	Unhedged Weighted Average Funding Cost (A)	Final Stated Maturity	Weighted Average Funding Cost (B)	Weighted Average Maturity (Years)	Face Amount of Floating Rate Debt	Collateral Amortized Cost Basis (C)	Collateral Carrying Value (D)	Collateral Weighted Average Maturity (Years)	Face Amount of Floating Rate Collateral (C)	Aggregate Notional Amount of Current Hedges
CBO Bonds Payable
Portfolio V	Mar 2004		$410,085	$408,029	4.60%	Mar 2039	4.65%	3.8	$381,750	$438,277	$334,914	4.3	$189,182	$177,300
Portfolio VI	Sep 2004		454,500	452,045	4.64%	Sep 2039	4.82%	4.4	442,500	479,886	352,945	4.7	224,911	208,773
Portfolio VII	Apr 2005		447,000	443,796	4.41%	Apr 2040	4.91%	5.4	439,600	445,014	310,331	5.7	187,125	242,333
Portfolio VIII	Dec 2005		421,800	418,732	4.42%	Dec 2050	5.28%	6.7	415,800	424,993	277,677	6.7	111,828	341,506
Portfolio IX	Nov 2006		807,500	806,565	4.58%	Nov 2052	4.80%	5.3	799,900	774,165	699,792	4.0	592,280	161,655
Portfolio X	May 2007		585,750	586,732	4.52%	May 2052	4.65%	5.0	585,750	760,758	748,841	3.4	599,489	91,968
Portfolio XI	Jul 2007		1,247,750	1,247,059	4.06%	Jul 2052	5.22%	6.4	1,247,750	1,216,188	947,545	4.9	310,642	968,912

			4,374,385	4,362,958			4.95%	5.5	4,313,050	4,539,281	3,672,045	4.7	2,215,457	2,192,447

Other Bonds Payable
Manufactured housing loans (E)	Jan 2006		148,006	147,843	LIBOR+0.97%	Jan 2009	6.14%	0.3	148,006	186,394	186,394	6.4	2,970	137,428
Manufactured housing loans (F)	Aug 2006		249,551	248,291	LIBOR+1.17%	Aug 2011	7.04%	2.2	249,551	287,348	287,348	5.6	49,343	235,086

			397,557	396,134			6.70%	1.5	397,557	473,742	473,742	5.9	52,313	372,514

Repurchase Agreements (G)
Real estate related loans	Rolling		236,374	236,374	LIBOR+1.04%	Various	4.96%	0.5	236,374	331,710	322,762	2.3	331,710	—
Other real estate securities (H)	Rolling		11,981	11,981	LIBOR+2.50%	Apr 2009	9.24%	0.6	11,981	—	—	—	—	—

			248,355	248,355			5.17%	0.5	248,355	331,710	322,762	2.3	331,710	—
FNMA/FHLMC securities	Rolling		450,670	450,670	LIBOR-0.22%	Oct 2008	4.53%	0.1	450,670	469,571	472,779	3.8	—	126,370

			699,025	699,025			4.76%	0.2	699,025	801,281	795,541	3.1	331,710	126,370

Corporate
Junior subordinated notes payable	Mar 2006		100,100	100,100	7.57%(I)	Apr 2036	7.71%	27.5	—	—	—	—	—	—

			100,100	100,100			7.71%	27.5	—	—	—	—	—	—

Subtotal debt obligations			5,571,067	5,558,217			5.10%	4.9	$5,409,632	$5,814,304	$4,941,328	4.6	$2,599,480	$2,691,331

Financing on subprime mortgage loans subject to call option	(J	)	406,217	396,943

Total debt obligations			$5,977,284	$5,955,160

(A)	Weighted average, including floating and fixed rate classes and excluding the amortization of deferred financing costs.
(B)	Including the effect of applicable hedges.
(C)	Including restricted cash held in CBOs.
(D)	Collateral carrying value represents the aggregate of fair value for real estate securities and amortized cost basis for loans in accordance to GAAP, and restricted cash held in CBOs.
(E)	Of which $14.0 face amount is recourse financing.
(F)	Of which $39.3 face amount is recourse financing.
(G)	Subject to potential mandatory prepayments based on collateral value. The counterparties on these repurchase agreements include: JP Morgan Chase ($314.4 million, of which $251.8 million is financing for FNMA/FHLMC securities), Goldman Sachs ($198.9 million of FNMA/FHLMC financing), Deutsche Bank ($88.6 million), Credit Suisse ($57.1 million) and Citigroup ($40.0 million).
(H)	Debt carrying value exceeds collateral amortized cost basis as these repurchase agreements are secured by investments in Newcastle’s CBO bonds, which are eliminated in consolidation.
(I)	LIBOR + 2.25% after April 2016.
(J)	Issued in April 2006 and July 2007. See Note 4 regarding the securitizations of Subprime Portfolios I and II.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2008

(dollars in tables in thousands, except share data)

6. FAIR VALUE OF FINANCIAL INSTRUMENTS

Newcastle’s non-cash financial instruments fall into four major categories:

•	real estate securities, which are marked to market through other comprehensive income,

•	derivatives, which are generally marked to market through other comprehensive income (or through income if they are not effective hedges),

•	real estate related and residential mortgage loans, which are generally not marked to market, but for which fair value is disclosed, and

•	debt obligations, which are generally not marked to market, but for which fair value is disclosed.

Newcastle held the following financial instruments at September 30, 2008:

	Principal Balance or Notional Amount	Carrying Value	Fair Value	Fair Value Method (A)	Weighted Average Yield/Funding Cost	Weighted Average Maturity (Years)
Assets:
Real estate securities, available for sale*	$4,135,320	$2,784,744	$2,784,744	Broker quotations, counterparty quotations, pricing models	6.72%	4.9
Real estate related loans	1,750,957	1,686,707	1,343,014	Broker quotations, counterparty quotations, pricing models	7.44%	3.2
Residential mortgage loans	571,635	560,111	481,120	Pricing models	7.93%	5.7
Subprime mortgage loans subject to call option (B)	406,217	396,943	396,943	(B)	9.09%	(B)
Interest rate swaps, treated as hedges (C)(F)*	17,864	245	245	Counterparty quotations	N/A	(C)

Liabilities:
CBO bonds payable	4,374,385	4,362,958	2,374,456	Counterparty quotations, pricing models	4.95%	5.5
Other bonds payable	397,557	396,134	366,094	Pricing models	6.70%	1.5
Repurchase agreements	699,025	699,025	699,025	Market comparables, pricing models	4.76%	0.2
Financing of subprime mortgage loans subject to call option (B)	406,217	396,943	396,943	(B)	9.09%	(B)
Junior subordinated notes payable	100,100	100,100	46,643	Pricing models	7.71%	27.5
Interest rate swaps, treated as hedges (C)(F)*	2,691,331	115,164	115,164	Counterparty quotations	N/A	(C)
Total rate of return swaps (D)(F)*	94,066	14,949	14,949	Broker quotations, counterparty quotations	N/A	(D)
Non-hedge derivatives (E)(F)*	410,712	11,298	11,298	Counterparty quotations	N/A	(E)

*	Measured at fair value on a recurring basis.
(A)	Based on order of priority. In the case of real estate securities and real estate related loans, broker quotations are obtained if available and practicable, otherwise counterparty quotations are obtained or, finally, internal pricing models are used. Internal pricing models are only used for (i) securities and loans which are not traded in an active market, and therefore have little or no price transparency, and for which significant unobservable inputs must be used in estimating fair value, or (ii) loans or debt obligations which are private and untraded.
(B)	These two items results from an option, not an obligation, to repurchase loans from Newcastle’s subprime mortgage loan securitizations (Note 4), are noneconomic until such option is exercised, and are equal and offsetting.
(C)	Represents current swap agreements as follows:

Maturing In	Weighted Average Month of Maturity	Aggregate Notional Amount	Weighted Average Fixed Pay Rate	Aggregate Fair Value
Agreements which receive 1-Month LIBOR:
2011	December	$115,761	5.004%	$4,373
2012	April	47,447	5.214%	1,801
2013	August	55,130	3.915%	212
2014	October	17,268	5.097%	842
2015	October	1,342,949	5.250%	68,117
2016	April	552,669	5.139%	24,315
2017	August	174,034	5.235%	11,450
Agreements which receive 3-Month LIBOR:
2011	February	32,000	5.078%	1,149
2014	June	354,073	4.196%	2,660

		$2,691,331		$114,919

A positive fair value is recorded as a liability. Newcastle has recorded $0.2 million of gross interest rate swap assets and $115.2 million of gross interest rate swap liabilities.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2008

(dollars in tables in thousands, except share data)

(D)	Represents total rate of return swaps which are treated as non-hedge derivatives. See Note 4 for a further discussion of these swaps. A positive fair value represents a liability; therefore, Newcastle has a net total rate of return swap liability.
(E)	These include twelve interest rate swaps with a total notional balance of $276.4 million and two interest rate caps with notional balances of $116.9 million and $17.5 million, respectively. The interest rate swaps were recorded as a liability of $11.3 million and the caps had zero fair value at September 30, 2008. In October 2008, ten interest rate swaps with a total notional balance of $214.3 million were terminated in connection with the sale of certain FNMA/FHLMC securities. The maturity dates of the remaining $32.6 million interest rate swap, the $29.5 million interest rate swap, the $116.9 million cap and the $17.5 million cap are Jan 2016, Jun 2016, Mar 2009 and Jul 2009, respectively.
(F)	Newcastle’s derivatives fall into two categories. Derivatives held within Newcastle’s CBOs, all of which were liabilities at period end, are not subject to Newcastle’s credit risk as they are senior to all the debt obligations of the related CBO. Derivatives held outside Newcastle’s CBOs are primarily 100% collateralized by margin (based on their current fair value) and therefore are not subject to Newcastle’s or its counterparty’s credit risk. As a result, no adjustments have been made to the fair value quotations received related to credit risk. Newcastle’s significant derivative counterparties include Bank of America, Deutsche Bank, Wachovia and Credit Suisse.

Pursuant to SFAS 157, the methodologies used for valuing such instruments have been categorized into three broad levels as follows:

Level 1 - Quoted prices in active markets for identical instruments.

Level 2 - Valuations based principally on other observable market parameters, including

•	Quoted prices in active markets for similar instruments,

•	Quoted prices in less active or inactive markets for identical or similar instruments,

•	Other observable inputs (such as interest rates, yield curves, volatilities, prepayment speeds, loss severities, credit risks and default rates), and

•	Market corroborated inputs (derived principally from or corroborated by observable market data).

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

The following table summarizes such financial assets and liabilities at September 30, 2008:

			Fair Value
	Principal Balance or Notional Amount	Carrying Value	Level 2	Level 3A	Level 3B	Total
Assets:
Real estate securities, available for sale	$4,135,320	$2,784,744	$472,780	$2,153,777	$158,187	$2,784,744
Interest rate swaps, treated as hedges	17,864	245	245	—	—	245

Liabilities:
Interest rate swaps, treated as hedges	2,691,331	115,164	115,164	—	—	115,164
Total rate of return swaps	94,066	14,949	14,949	—	—	14,949
Non-hedge derivatives	410,712	11,298	11,298	—	—	11,298

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2008

(dollars in tables in thousands, except share data)

Newcastle’s investments in instruments measured at fair value using Level 3 inputs changed during the nine months ended September 30, 2008 as follows:

	Level 3A	Level 3B	Total
Assets
Balance at January 1, 2008	$130,968	$177,518	$308,486
Total gains (losses) (A)
Included in net income (loss) (B)	(3,786)	(144,420)	(148,206)
Included in other comprehensive income	(21,694)	124,869	103,175
Amortization included in interest income	183	12,784	12,967
Settlements or repayments	(4,109)	(39,070)	(43,179)
Transfers in (out) of Level 3	(60,359)	94,469	34,110

Balance at June 30, 2008	41,203	226,150	267,353

Total gains (losses) (A)
Included in net income (loss) (B)	(5,857)	(116,017)	(121,874)
Included in other comprehensive income	(290,538)	34,862	(255,676)
Amortization included in interest income	1,960	7,062	9,022
Settlements or repayments	20,939	(16,364)	4,575
Transfers in (out) of Level 3 (C)	2,386,070	22,494	2,408,564

Balance at September 30, 2008	$2,153,777	$158,187	$2,311,964

(A)	None of the gains (losses) recorded in earnings during the periods is attributable to the change in unrealized gains (losses) relating to Level 3 assets still held at the reporting dates.
(B)	These gains (losses) are recorded in the following line items in the consolidated statement of operations:

	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
Gain (loss) on sale of investments, net	$(613)	$(650)
Other income (loss), net	(213)	(213)
Other-than-temporary impairment	(121,048)	(269,217)

Total	$(121,874)	$(270,080)

(C)	As a result of the relative illiquidity in the mortgage-backed securities market, management has determined that there is little or no price transparency in the broker quotations used in the valuation of our CMBS, ABS and REIT debt as of September 30, 2008 and therefore classified such securities as Level 3A assets under the fair value hierarchy.

During the nine months ended September 30, 2008, Newcastle recorded $75.7 million of impairment on seven real estate loans (Note 4) with an aggregate post impairment amortized cost basis of $41.9 million. These loans were written down to fair value at the time of the impairment, based on internal pricing models (level 3B valuations).

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

The following is a reconciliation of the weighted average number of shares of common stock outstanding on a diluted basis.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Weighted average number of shares of common stock outstanding, basic	52,788,766	52,779,179	52,784,048	50,894,424
Dilutive effect of stock options, based on the treasury stock method	—	—	—	150,994

Weighted average number of shares of common stock outstanding, diluted	52,788,766	52,779,179	52,784,048	51,045,418

As of September 30, 2008, Newcastle’s outstanding options were summarized as follows:

Held by the Manager	1,612,772
Issued to the Manager and subsequently transferred to certain of the Manager’s employees	871,837
Held by the independent directors	14,000

Total	2,498,609

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2008

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

In July 2008, Newcastle repurchased $5.0 million face amount of a class of Portfolio VIII’s CBO bond for $0.6 million. As a result, Newcastle extinguished $5.0 million face amount of CBO debt and recorded a gain on extinguishment of debt of $4.4 million in the third quarter of 2008.

In September 2008, Newcastle repurchased $1.0 million face amount of a class of Portfolio V’s CBO bond for $0.1 million. As a result, $1.0 million face amount of CBO debt was extinguished, resulting in a gain of approximately $0.9 million.

In October 2008, Newcastle sold $276.6 million face amount of FNMA/FHLMC securities, all of which were in an unrealized gain position at September 30, 2008. Concurrent with the sales, Newcastle terminated the related interest rate swap agreements which were de-designated as hedges for accounting purposes at September 30, 2008 as the forecasted transactions were no longer probable of occurring. As a result, Newcastle recorded $8.0 million of non-hedge derivative loss in the third quarter of 2008. In the fourth quarter of 2008, Newcastle will record a loss of approximately $2.2 million, representing the gain from the sale of the securities offset by the loss on the termination of the interest rate swap agreements due to market rate changes from September 30, 2008 to the dates of the sales. In connection with these sales in October, Newcastle reduced its recourse financing (pro forma as of September 30, 2008) by approximately $263.5 million and received net proceeds of approximately $15.1 million, representing proceeds from the asset sales net of repayment of the related financings.

In March 2008, Newcastle’s board of directors approved expanding the previously approved share repurchase to allow a potential repurchase of up to $125 million of Newcastle’s common stock or preferred stock. As of November 5, 2008, no shares have been repurchased.

These financial statements include a discussion of material events which have occurred subsequent to September 30, 2008 (referred to as “subsequent events”) through November 7, 2008. Events subsequent to that date have not been considered in these financial statements.

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

We employ leverage in order to achieve our return objectives. We do not have a predetermined target debt to equity ratio as we believe the appropriate leverage for the particular assets we are financing depends on the credit quality of those assets. (As a result of our negative GAAP equity, our GAAP debt to equity ratio is not a meaningful measure as of September 30, 2008.) Our general investment guidelines adopted by our board of directors limit total leverage (as defined under the governing documents) to a maximum 9.0 to 1 debt to equity ratio. As of September 30, 2008, our debt to equity ratio, as computed under this method, was approximately 5.0 to 1.0.

We strive to maintain access to a broad array of capital resources in an effort to insulate our business from potential fluctuations in the availability of capital. We utilize multiple forms of financing including collateralized bond obligations (CBOs), other securitizations, term loans, and trust preferred securities, as well as short term financing in the form of repurchase agreements. As we discuss in more detail under “–Market Considerations” below, the ongoing credit and liquidity crisis has limited the array of capital resources available to us and made the terms of capital resources we are able to obtain generally less favorable to us.

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

For the Nine Months Ended September 30,	CBOs	Other Non-Recourse	Recourse	Unlevered	Unallocated	Total
2008	$232,652	$67,700	$39,417	$19,861	$1,831	$361,461
2007	$287,441	$79,213	$129,669	$26,240	$1,283	$523,846

Market Considerations

Financial Institutions

Many market participants have become increasingly uncertain about the health of a number of financial institutions and the financial system in general. Continuing write-downs and capital related issues affecting financial market participants have contributed to the recent wave of significant events affecting financial institutions, including the insolvency of Lehman Brothers, the government’s placing Fannie Mae, Freddie Mac and AIG under its supervision and the announced distressed sales of all or portions of Bear Stearns, Merrill Lynch, Wachovia and Washington Mutual. Although the United States and other governments have begun to take a number of significant steps to improve market conditions and the strength of major financial institutions, such efforts to date have not brought stability or liquidity to the capital markets, and we cannot predict the future conditions of these markets or the impact of such condition on our business.

We did not have any meaningful exposure to Lehman Brothers and have not experienced any meaningful losses as a result of its insolvency. However, the consolidation or elimination of Lehman Brothers, Bear Stearns and several other counterparties has increased our concentration of counterparty risk, decreased the universe of potential counterparties and reduced our ability to obtain competitive financing rates and terms.

Financial Markets in which We Operate

Our ability to generate income is dependent on our ability to invest our capital on a timely basis at attractive levels. The two primary market factors that affect this ability are (1) credit spreads and (2) the availability of financing on favorable terms.

Generally speaking, widening credit spreads reduce any unrealized gains on our current investments (or cause or increase unrealized losses) and increase our costs for new financings, but increase the yields available on potential new investments, while tightening credit spreads increase the unrealized gains (or reduce unrealized losses) on our current investments and reduce our costs for new financings, but reduce the yields available on potential new investments. By reducing unrealized gains (or causing unrealized losses), widening credit spreads also impact our ability to realize gains on existing investments if we were to sell such assets.

In the first nine months of 2008, credit spreads widened substantially. This net widening of credit spreads caused the net unrealized losses on our securities and derivatives, recorded in accumulated other comprehensive income, to increase and, therefore, caused our book value per share to be negative at the end of each of the first three quarters of 2008. One of the key drivers of the widening of credit spreads has been the continued disruption and liquidity concerns throughout the credit markets. The severity and scope of the disruption intensified meaningfully during the third quarter of 2008 and caused credit spreads to widen further during this period. The disruption and spread widening increased appreciably in October 2008.

Widening credit spreads, while reducing our book value per share, also result in higher yields on new investment opportunities. However, we must have access to capital at attractive terms in order to take advantage of these investment opportunities. Currently, we are unable to take meaningful advantage of the increased yields available on investments due to a lack of available capital, and we may continue to experience the same restrictions to some degree throughout the rest of 2008 and into 2009. Non-recourse term financing not subject to margin requirements is generally not available, and we must maintain our current sources of capital in order to meet our working capital needs.

Other Market Considerations

In addition, the ongoing credit and liquidity crisis has adversely affected us and the market in which we operate in a number of other ways. For example, it has reduced the market trading activity for many real estate securities (including, to a less significant extent, FNMA/FHLMC) and loans, resulting in less liquid markets for those securities and loans. As the securities held by us and many other companies in our industry are marked to market at the end of each quarter, the decreased liquidity and concern over market conditions have resulted in significant reductions in mark to market valuations of many real estate securities and loans. These lower valuations, and decreased expectations of future cash flows, have affected us by, among other things, decreasing our net book value, contributing to our decision to record significant impairment charges during the last six consecutive fiscal quarters and requiring us to pay additional amounts under certain financing arrangements.

If current adverse market conditions persist or worsen, it is likely that we will record additional impairments in the future. Such impairments could be significant and could negatively impact our ability to comply with the covenants in a significant number of our financings, which would negatively impact our liquidity and financial condition. For more information on the impact of impairments on our financial covenants, please see our discussion below under “–Liquidity and Capital Resources” and “–Debt Obligations.”

In order to maintain sufficient liquidity, we have elected to retain the majority of our investment proceeds (including those from asset sales) in lieu of using those proceeds to make new investments, and to reduce our dividend below the level of our operating income. This approach has increased our available cash while reducing the earnings from our investments. We may elect to adjust any future dividend payments to reflect our current and expected cash from operations or to satisfy future liquidity needs.

We do not currently know the full extent to which this market disruption will affect us or the markets in which we operate, and we are unable to predict its length or ultimate severity. If the disruption continues, we will likely experience further tightening of liquidity, additional impairment charges, challenges in complying with the terms of our financing agreements, increased margin requirements, and additional challenges in raising capital and obtaining investment financing on attractive terms.

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

Valuation and Impairment of Securities

We have classified our real estate securities as available for sale. As such, they are carried at fair value with net unrealized gains or losses reported as a component of accumulated other comprehensive income, to the extent impairment losses are considered temporary as described below. Fair value is based primarily upon broker quotations, including counterparty quotations, which provide valuation estimates based upon reasonable market order indications or a good faith estimate thereof. These quotations are subject to significant variability based on market conditions, such as interest rates, credit spreads and market liquidity. A significant portion of our securities are currently not traded in active markets and therefore have little or no price transparency. For a further discussion on this trend, see “– Market Considerations” above.

As of September 30, 2008, our securities valuation methodology and results can be summarized as follows (dollars in thousands):

			Fair Value
Asset Type	Outstanding Face Amount	Amortized Cost Basis (A)	Multiple Quotes (B)	Single Quote) (C)	Based on Internal Pricing Models (D)	Total
CMBS	$2,268,297	$2,153,316	$779,494	$660,679	$27,453	$1,467,626
ABS – subprime	564,054	257,085	44,191	54,102	118,738	217,031
Subprime retained	80,380	9,184	—	—	9,423	9,423
Subprime residuals	2,572	2,572	—	—	2,572	2,572
ABS – other real estate	101,252	94,669	5,517	65,749	—	71,266
FNMA / FHLMC	466,249	469,571	—	472,780	—	472,780
REIT debt	652,516	662,395	385,554	158,492	—	544,046

Total	$4,135,320	$3,648,792	$1,214,756	$1,411,802	$158,186	$2,784,744

(A)	After impairment, including impairment taken during the period ended September 30, 2008.
(B)	Management generally obtained broker quotations from two sources, one of which was generally the seller (the party that sold us the security). Management selected one of the quotes received as being most representative of fair value and did not use an average of the quotes. Management determined which quote to use based on its knowledge of the market and the amount it estimates it could receive in a current sale.
(C)	Management was unable to obtain quotations from more than one source on these securities. The one source was generally the seller (the party that sold us the security).

(D)	Assets whose fair value was estimated based on internal pricing models are further detailed as follows:

	Amortized Cost Basis	Fair Value	Impairment Recorded In Current Year	Unrealized Gains (Losses) in Accum. OCI
CMBS	$27,647	$27,453	$(20,235)	$(195)
ABS – subprime	116,980	118,738	(142,837)	1,759
Subprime retained	9,184	9,423	(51,750)	239
Subprime residuals	2,572	2,572	(43,640)	—
ABS – other RE	—	—	—	—

Total	$156,383	$158,186	$(258,462)	$1,803

Changes in market conditions, as well as changes in the assumptions or methodology used to determine fair value, could result in a significant increase or decrease in our book equity. For securities valued using quotations, a 100 basis point change in credit spreads would impact estimated fair value by approximately $86.2 million. For securities valued using pricing models, the inputs include the discount rate, assumptions relating to prepayments, default rates and loss severities, as well as other variables. We validated the inputs and outputs of our models by comparing them to available independent third party market parameters and models for reasonableness. We believe the assumptions we used are within the range that a market participant would use and factor in the relative illiquidity currently in the markets. In comparison to the prior year end, we have used slower prepayment speeds, higher default rates and higher severity assumptions as inputs to our pricing models in order to reflect current market conditions. For securities valued with internal models, a 10% increase in the default rate assumption would result in a $25.6 million decrease in estimated fair value.

Pursuant to SFAS 157, as described below, our securities must be categorized by the “level” of inputs used in estimating their fair values. Level 1 would be assets valued based on quoted prices for identical instruments in active markets; we have no level 1 assets. Level 2 would be assets valued based on quoted prices in active markets for similar instruments, on quoted prices in less active or inactive markets, or on other “observable” market inputs. Level 3 would be assets valued based significantly on “unobservable” market inputs. We have further broken level 3 into level 3A, third party indications, and level 3B, internal models.

We generally classify the broker quotations we receive as level 3A inputs, except for certain liquid securities. They are quoted prices in generally inactive and illiquid markets for identical or similar securities. These quotations are generally received via email and contain disclaimers which state that they are not “actionable” – meaning that the party giving the quotation is not bound to actually purchase the security at the quoted price. Based on procedures we have performed with respect to prior quotations received from these brokers in comparison to transactions we have completed with respect to these securities, as well as on our knowledge and experience of these markets, we have generally determined that these quotes represent a reasonable estimate of fair value. In addition, management has performed its own analysis of fair value to confirm that the quotations received represented a reasonable estimate of fair value as defined under SFAS 157.

We must also assess whether unrealized losses on securities, if any, reflect a decline in value which is other-than-temporary and, accordingly, write the impaired security down to its fair value through earnings. For example, a decline in value is deemed to be other-than-temporary if it is probable that we will be unable to collect all amounts due according to the contractual terms of a security which was not impaired at acquisition, or if we do not have the ability and intent to hold a security in an unrealized loss position until its anticipated recovery (if any).

Also, for those securities within the scope of EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets”, whenever there is an adverse change in estimated cash flows that a market participant would use in determining the current fair value of the security from the cash flows previously projected, an other-than-temporary impairment is considered to have occurred.

Temporary declines in value generally result from changes in market factors, such as market interest rates and credit spreads, or from certain macroeconomic events, including market disruptions and supply changes, which do not directly impact our ability to collect amounts contractually due. We continually evaluate the credit status of each of our securities and the collateral supporting our securities. This evaluation includes a review of the credit of the issuer of the security (if applicable), the credit rating of the security, the key terms of the security (including credit support), debt service coverage and loan to value ratios, the performance of the pool of underlying loans and the estimated value of the collateral supporting such loans, including the effect of local, industry and broader economic trends and factors. These factors include loan default expectations and loss severities, which are analyzed in connection with a particular security’s credit support, as well as prepayment rates. The result of this evaluation is considered when determining management’s estimate of cash flows and in relation to the amount of the unrealized loss and the period elapsed since it was incurred. Significant judgment is required in this analysis.

Furthermore, the analysis of whether we have the intent and ability to hold the securities until recovery can also be subject to significant judgment, particularly in times of market illiquidity such as we are currently experiencing. If we sell assets for liquidity reasons, without a significant change in facts and circumstances, with respect to which we had previously expressed an intent and ability to hold, this could “taint” the reliability of our expressed intent and ability and cause us to record significant incremental impairments in the future.

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

Impairment of Loans

We purchase, directly and indirectly, real estate related, commercial mortgage and residential mortgage loans, including manufactured housing loans and subprime mortgage loans, to be held for investment. We must periodically evaluate each of these loans or loan pools for possible impairment. Impairment is indicated when it is deemed probable that we will be unable to collect all amounts due according to the contractual terms of the loan, or, for loans acquired at a discount for credit losses, when it is deemed probable that we will be unable to collect as anticipated. Upon determination of impairment, we would establish a specific valuation allowance with a corresponding charge to earnings. We continually evaluate our loans receivable for impairment. Our residential mortgage loans, including manufactured housing loans, are aggregated into pools for evaluation based on like characteristics, such as loan type and acquisition date. Individual loans are evaluated based on an analysis of the borrower’s performance, the credit rating of the borrower, debt service coverage and loan to value ratios, the estimated value of the underlying collateral, the key terms of the loan, and the effect of local, industry and broader economic trends and factors. Pools of loans are also evaluated based on similar criteria, including trends in defaults and loss severities for the type and seasoning of loans being evaluated. This information is used to estimate specific impairment charges on individual loans as well as provisions for estimated unidentified incurred losses on pools of loans. Significant judgment is required both in determining impairment and in estimating the resulting loss allowance. Furthermore, we must assess our intent and ability to hold our loan investments on a periodic basis. If we do not have the intent to hold a loan for the foreseeable future or until its expected payoff, the loan must be classified as “held for sale” and recorded at the lower of cost or estimated fair value.

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

In September 2008, the FASB issued exposure drafts of two proposed standards, “Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140,” and “Amendments to FASB Interpretation No. 46(R).” These proposed standards would fundamentally change the requirements to consolidate (or deconsolidate) special purpose and variable interest entities and would be effective for us in 2010. We are currently evaluating the potential impact of these proposed standards on us.

RESULTS OF OPERATIONS

The following table summarizes the changes in our results of operations from the three and nine months ended September 30, 2007 to the three and nine months ended September 30, 2008 (dollars in thousands):

	Nine Months		Three Months
	Amount Change	Percent Change	Amount Change	Percent Change	Explanations of Material Changes
Interest income	$(162,385)	(31.0)%	$(56,217)	(33.1)%	(1)
Interest expense	(131,325)	(35.7)%	(43,764)	(37.3)%	(1)
Loan and security servicing expense	(2,536)	(32.6)%	(373)	(17.8)%	(1)
Provision for credit losses	(1,495)	(18.8)%	(743)	(26.3)%	(2)
General and administrative expense	1,594	39.6%	838	64.6%	(3)
Management fee to affiliate	743	5.7%	—	0.0%	(4)
Incentive compensation to affiliate	(6,209)	(100.0)%	—	0.0%	(4)
Depreciation and amortization	—	0.0%	(1)	(1.4)%	N/A
Gain (loss) on sale of investments, net	(10,094)	(72.0)%	(7,394)	(153.2)%	(5)
Other income (loss), net	(35,224)	N.M.	(10,879)	N.M.	(6)
Other-than-temporary impairment	(195,403)	N.M.	(53,187)	N.M.	(7)
Loan impairment	(76,916)	N.M.	(39,831)	N.M.	(7)
Provision for credit losses, loans held for sale	5,754	N.M.	—	N.M.	(8)
Gain (loss) on extinguishment of debt	28,880	N.M.	13,067	N.M.	(9)
Equity in earnings of unconsolidated subsidiaries	6,035	280.2%	(69)	(14.1)%	(10)

Income (loss) from continuing operations	$(300,125)	(798.9)%	$(110,467)	(308.1)%

N.M.—Not meaningful

(1)	Changes in interest income and expense are primarily related to our acquisition and disposition during these periods of interest bearing assets and related financings, as follows:

	Nine Months		Three Months
	Period to Period Increase (Decrease)		Period to Period Increase (Decrease)
	Interest Income	Interest Expense	Interest Income	Interest Expense
Disposition of securities and loans	$(52,169)	$(42,304)	$(15,371)	$(12,571)
New debt obligations	44,024	30,736	—	—
Repayment of debt obligations	(74,524)	(59,362)	(10,541)	(8,592)
Paydown	(23,040)	(13,372)	(9,470)	(4,409)
Other (primarily changes in rates)	(56,676)	(47,023)	(20,835)	(18,192)

	$(162,385)	$(131,325)	$(56,217)	$(43,764)

Changes in loan and security servicing expense are also primarily due to these acquisitions and paydowns.

(2)	This change is primarily due to a decreased provision for our pools of manufactured housing loans as a result of paydowns.
(3)	This change is primarily due to increases in insurance expenses, market data services, software license fees and professional fees.
(4)	The increase in management fees is a result of our increased size resulting from our equity issuances. As a result of impairment charges, we will not owe incentive compensation to our manager for an indefinite period of time.
(5)	This change is a result of a decrease of net gain on the sale of securities, loans and termination of derivatives during the nine and three months ended September 30, 2008 compared to the same periods ended September 30, 2007.
(6)	This change is primarily due to unrealized losses on total rate of return swaps and realized losses on the termination of derivative instruments in 2008.
(7)	This change is due to impairment charges recorded during 2008 as a result of continued credit market disruption.
(8)	This change results from a 2007 unrealized loss on a pool of subprime mortgage loans which was considered held for sale as of June 30, 2007.
(9)	This change is primarily due to a gain on a repurchase of our own debt offset by a write off of deferred financing fees upon the repayment of debt obligations recorded during the nine months ended September 30, 2008.
(10)	This change is primarily the result of a gain on the sale of our interests in an operating real estate joint venture recorded during the nine months ended September 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments, and other general business needs. Additionally, to maintain our status as a REIT under the Internal Revenue Code, we must distribute annually at least 90% of our REIT taxable income. Our primary sources of funds for liquidity consist of net cash provided by operating activities, borrowings under loans, and the potential issuance of debt and equity securities, when available. Additional sources of liquidity include investments that are readily saleable prior to their maturity. Our debt obligations are generally secured directly by our investment assets.

As of the date of this Quarterly Report on Form 10-Q, management believes that our cash on hand, when combined with our cash flow provided by operations, as well as proceeds from the repayment or sale of investments and borrowings, is sufficient to satisfy our liquidity needs with respect to our current investment portfolio. In this regard, we had unencumbered assets with a carrying value of approximately $91.1 million at September 30, 2008, excluding unrestricted cash of $166.6 million. We had $360.6 million of recourse financing (including financing under total rate of return swaps) on non-FNMA/FHLMC investments as of September 30, 2008, excluding the trust preferred debt. Subsequent to September 30, 2008 through November 5, 2008, we have posted $51.8 million of cash to satisfy margin calls due to unprecedented levels of volatility experienced during this period. As of November 5, 2008, we had an unrestricted cash balance of $108.4 million and $38.0 million of restricted cash held in CBO financing structures pending its investment in real estate securities and loans. We currently do not expect to be required to make material additional distributions in connection with the REIT tax code provisions related to 2008.

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

Our cash flow provided by operations differs from our net income due to these primary factors: (i) accretion of discount or premium on our real estate securities and loans (including the accrual of interest and fees payable at maturity), discount on our debt obligations, deferred financing costs and interest rate cap premiums, and deferred hedge gains and losses, (ii) gains and losses from sales of assets financed with CBOs, (iii) the provision for credit losses and impairments recorded in connection with our loan assets, as well as other-than-temporary impairment recorded on our securities, (iv) unrealized gains or losses on our non-hedge derivatives, particularly our total rate of return swaps, and (v) the non-cash charges associated with our early extinguishment of debt. Proceeds from the sale of assets which serve as collateral for our CBO financings, including gains thereon, are required to be retained in the CBO structure until the related bonds are retired and are therefore not available to fund current cash needs outside of these structures.

As of November 5, 2008, we were committed to fund up to $60.9 million and $19.1 million with respect to a commercial construction loan and an undrawn term loan commitment, respectively, subject to certain conditions to be met by the borrowers. The commercial construction loan is expected to be funded over the next 18 months.

Our liquidity position is primarily a function of the amount of cash we receive from our investments relative to the amount of cash obligations we are required to satisfy. Our primary sources of cash are the interest and principal we earn from our directly held investments, the net proceeds from the sales of such investments and the distributions we receive from our CBOs. Proceeds from sales of assets in the current illiquid market environment are unpredictable and may vary materially from their estimated fair value. As described above, our cash obligations principally consist of:

•	repaying of our debt obligations as they become due ;

•	satisfying margin calls on our interest rate swaps or in connection with our assets financed with repurchase agreements and total rate of return swaps; and

•	funding new or existing investments.

Our liquidity would be adversely affected if we failed to maintain the levels of equity (generally excluding accumulated other comprehensive income) required by the terms of some of our non-CBO financing arrangements. These equity levels are reduced by losses, which can be caused by recording impairments or realizing losses on the sale of assets. We cannot predict the amount of any future impairments or other reductions to shareholders’ equity that we may record. If we record losses in future periods at levels generally consistent with the losses we have recorded in recent previous periods, we may fail to maintain the levels of equity required by these financings. Such failure would enable the applicable lender to terminate the financing, in which case we would be required to repay the outstanding obligation. Furthermore, these financing agreements are generally short-term in nature and the lender may not be willing or able to “roll” the financing upon maturity which would require us to repay it. Any required repayments would decrease the amount of our available cash, and it is possible that we may not have or be able to raise sufficient cash to satisfy every potential repayment obligation. For additional information on potential future impairments, please see “– Market Considerations” above.

Our liquidity would also be adversely affected if the assets in the CBOs fail to satisfy the over collateralization tests of the applicable CBO. While rating downgrades have not materially affected compliance with these over collateralization tests in prior periods, downgrades by the rating agencies could result in one or more of our CBOs failing to satisfy these tests, in which case the principal and/or interest cash flow of the applicable CBO that would otherwise be distributed to the more junior classes of securities held by Newcastle would be redirected to pay down the most senior class of securities in the CBO until the test is satisfied. As a result, failure to satisfy these tests would prevent Newcastle from receiving some or all of the cash flow from the applicable CBO for an indeterminable period of time, which could, in turn, have a significantly negative impact on our liquidity, including our ability to pay a dividend. We cannot predict what actions the rating agencies may take with respect to any assets in our CBOs and, therefore, cannot predict what impact future rating agency actions will have on the over collateralization tests of our CBOs. For more information on our CBOs, their respective over collateralization tests and the potential noncompliance of three CBOs with these over collateralization tests as of their next measurement date in November 2008, please see “–Results of Operations” above as well as “–Debt Obligations” below. See “- Market Considerations” above for a further discussion of recent trends and events affecting our liquidity.

As described below, under “Interest Rate, Credit and Spread Risk,” we are subject to margin calls in connection with our assets financed with repurchase agreements or total rate of return swaps.

See “- Market Considerations” above for a further discussion of recent trends and events affecting our liquidity.

Investment Portfolio

The following summarizes our investment portfolio at September 30, 2008 (dollars in millions).

	Outstanding Face Amount	Amortized Cost Basis	Percentage of Amortized Cost Basis	Number of Investments	Credit (1)	Weighted Average Life (years) (2)
Investment (3)
Commercial
CMBS	$2,268	$2,153	36.1%	259	BBB–	5.3
Mezzanine Loans	759	755	12.7%	23	67%	3.3
B-Notes	388	366	6.1%	14	58%	3.0
Whole Loans	87	86	1.4%	4	63%	2.5
ICH Loans	5	5	0.1%	3	—	3.3

Total Commercial Assets	3,507	3,365	56.4%			4.5

Residential
Manufactured Housing and Residential Mortgage Loans	572	548	9.2%	14,478	696	5.7
Subprime Securities	564	257	4.3%	121	BB–	4.6
Subprime Retained Securities	80	9	0.2%	7	CCC+	2.4
Subprime Residual Interests	3	3	0.1%	2	647	0.6
Real Estate ABS	101	95	1.6%	26	BBB	4.6

	1,320	912	15.4%			4.9

FNMA/FHLMC securities	466	467	7.8%	17	AAA	3.8

Total Residential Assets	1,786	1,379	23.2%			4.6

Corporate
REIT Debt	653	662	11.1%	65	BBB–	4.9
Corporate Bank Loans	606	554	9.3%	16	B–	3.0

Total Corporate Assets	1,259	1,216	20.4%			4.0

TOTAL	$6,552	$5,960	100.0%			4.4

Reconciliation to GAAP total assets:
Net unrealized losses recorded in accumulated other comprehensive income		(864)
Total rate of return swaps (4)		(79)
Other assets
Subprime mortgage loans subject to call option (5)		397
Real estate held for sale		13
Cash and restricted cash		295
Other		63

GAAP total assets		$5,785

(1)

Credit represents minimum rating for rated assets, LTV (based on the appraised value at the time of purchase) for non-rated commercial assets, FICO score for non-rated residential assets and an implied AAA rating for FNMA/FHLMC securities.

(2)	Mezzanine Loans, B-Notes and Whole Loans are based on the fully extended maturity dates.
(3)	The following tables summarize certain supplemental data relating to our investments ($ in thousands):

CMBS

Deal Vintage (A)	Minimum Rating	Number	Outstanding Face Amount	Amortized Cost Basis	Percentage of Amortized Cost Basis	Delinquency 60+/FC/REO (B)	Principal Subordination (C)	Weighted Average Life (years)
Pre 2004	BBB+	78	$401,252	$397,188	18.4%	1.0%	9.5%	4.2
2004	BBB–	59	435,494	428,785	19.9%	0.2%	5.0%	5.3
2005	BB+	49	576,187	545,233	25.3%	0.4%	4.6%	6.3
2006	BBB–	37	455,308	429,361	20.0%	0.1%	4.8%	3.8
2007	BBB+	36	400,056	352,749	16.4%	0.1%	9.2%	6.6

Total / WA	BBB–	259	$2,268,297	$2,153,316	100.0%	0.3%	6.4%	5.3

(A)	The year in which the securities were issued.
(B)	The percentage of underlying loans that are 60+ days delinquent, or in foreclosure or considered real estate owned (REO).
(C)	The percentage of the outstanding face amount of securities and residual interests that is subordinate to our investments.

WA – Weighted average, in all tables.

Mezzanine Loans, B-Notes and Whole Loans

	Mezzanine	B-Note	Whole Loan	Total / WA
Outstanding Face Amount	$759,219	$388,168	$86,566	$1,233,953
Amortized Cost Basis	$754,571	$365,669	$86,474	$1,206,714
Number	23	14	4	41
Weighted Average First $ Loan to Value (A)	55.6%	46.0%	0.0%	48.7%
Weighted Average Last $ Loan to Value (A)	67.0%	58.4%	62.9%	64.0%
Delinquency	0%	0%	0%	0%

(A)	Loan to value is based on the appraised value at the time of purchase.

Manufactured Housing Loans

Deal	Outstanding Face Amount	Amortized Cost Basis	Pertcentage of Amortized Cost Basis	Weightetd Average Loan Age (months)	Original Balance	Delinquency 90+/FC/REO (A)	Actual Cumulative Loss to Date	Projected Cumulative Loss to Date
Portfolio I	$195,807	$182,886	39.6%	85	$327,855	0.9%	3.9%	5.6%
Portfolio II	289,791	278,787	60.4%	115	434,743	0.6%	2.2%	3.8%

Total / WA	$485,598	$461,673	100.0%	103	$762,598	0.7%	2.9%	4.5%

(A)	The percentage of loans that are 90+ days delinquent, or in foreclosure or considered real estate owned (REO).

Subprime Securities

	Security Characteristics
Vintage (A)	Minimum Rating	Number of Securities	Outstanding Face Amount	Amortized Cost Basis (B)	Percentage of Amortized Cost Basis	Principal Subordination (C)	Excess Spread (D)
2003	A–	15	$29,792	$25,177	9.8%	19.8%	2.2%
2004	BBB	30	129,614	94,794	36.9%	13.2%	2.5%
2005	B	43	189,960	78,802	30.6%	12.9%	3.3%
2006	B	27	181,032	41,552	16.2%	9.2%	3.0%
2007	A+	6	33,656	16,760	6.5%	21.0%	3.1%

Total / WA	BB–	121	$564,054	$257,085	100.0%	12.7%	3.0%

	Collateral Characteristics
Vintage (A)	Average Loan Age (months)	Collateral Factor (E)	3 month CPR (F)	Delinquency (G)	Cumulative Losses to Date
2003	66	0.12	11.3%	12.8%	2.0%
2004	53	0.16	14.6%	14.8%	2.0%
2005	40	0.31	23.9%	26.1%	3.3%
2006	27	0.65	21.3%	27.4%	3.5%
2007	21	0.81	13.4%	26.0%	1.7%

Total / WA	39	0.41	19.6%	23.2%	2.9%

(A)	The year in which the securities were issued.
(B)	Excludes subprime retained securities and residual interests of $11.8 million.
(C)	The percentage of the amortized cost basis of securities and residual interests that is subordinate to our investments.
(D)	The annualized amount of interest received on the underlying loans in excess of the interest paid on the securities, as a percentage of the outstanding collateral balance.
(E)	The ratio of original unpaid principal balance of loans still outstanding.
(F)	Three month average constant prepayment rate.
(G)	The percentage of underlying loans that are 90+ days delinquent, or in foreclosure or considered real estate owned (REO).

Subprime Retained Securities and Residual Interests

Represents $9.2 million and $2.6 million of amortized cost basis of retained bonds and residual interests, respectively, in the securitizations of Subprime Portfolios I and II. For further information on these securitizations, see Note 4 to our consolidated financial statements included herein. The following table summarizes our subprime portfolio securitizations:

		Security Characteristics		Portfolio Characteristics
Deal	Outstanding Face Amount	Amortized Cost Basis	Percentage of Amortized Cost Basis	Average Loan Age (months)	Original Securitization Balance	Current Balance	Delinquency 90+/FC/REO (A)	Actual Cumulative Loss to Date	Projected Cumulative Loss to Date
Portfolio I	$41,719	$5,311	45.2%	37	$1,502,181	$756,073	17.9%	2.1%	1.4%
Portfolio II	41,234	6,446	54.8%	20	1,087,942	951,107	14.7%	0.9%	0.3%

Total / WA	$82,953	$11,757	100.0%	28	$2,590,123	$1,707,180	16.1%	1.5%	0.8%

(A)	The percentage of loans that are 90+ days, or in foreclosure or considered real estate owned (REO).

REIT Debt

Industry	Average Rating	Number	Outstanding Face Amount	Amortized Cost Basis	Percentage of Amortized Cost Basis
Retail	BB+	16	$200,035	$202,529	30.6%
Diversified	BBB–	14	151,463	152,041	23.0%
Office	BBB	14	132,919	135,739	20.5%
Multifamily	BBB+	8	44,508	45,683	6.9%
Hotel	BBB–	4	42,720	43,403	6.5%
Healthcare	BBB–	4	36,600	37,197	5.6%
Storage	A–	2	23,406	24,102	3.6%
Industrial	BBB	3	20,865	21,701	3.3%

Total / WA	BBB–	65	$652,516	$662,395	100.0%

Corporate Bank Loans

Industry	Average Rating	Number	Outstanding Face Amount	Amortized Cost Basis	Percentage of Amortized Cost Basis
Real Estate	B–	5	$174,310	$168,296	30.4%
Resorts	BB–	1	110,488	100,888	18.2%
Media	CCC+	2	112,000	101,814	18.4%
Retail	B–	1	100,000	94,515	17.1%
Restaurant	CCC	2	44,223	34,949	6.3%
Transportation	C	1	27,000	26,137	4.7%
Gaming	CCC–	3	29,557	19,067	3.4%
Theatres	B	1	8,541	8,541	1.5%

Total / WA	B–	16	$606,119	$554,207	100.0%

(4)

Total rate of return swaps are reflected in the consolidated balance sheet on a net basis, as derivatives. For purposes of the investment statistics, they are reflected on a gross basis, based on the underlying reference asset. As of September 30, 2008, we held an aggregate of $94.1 million notional amount of total rate of return swaps on 3 reference assets on which we had deposited $35.0 million of margin. These total rate of return swaps had an aggregate fair value of approximately ($15.0) million, a weighted average receive interest rate of LIBOR + 2.98%, a weighted average pay interest rate of LIBOR + 1.03%, and a weighted average maturity of 0.4 years.

(5)

The subprime mortgage loans subject to call option are excluded from the statistics because they result from an option, not an obligation, to repurchase such loans, are noneconomic until such option is exercised, and are offset by an equal liability on the consolidated balance sheet.

Debt Obligations

Our debt obligations, as summarized in Note 5 to our consolidated financial statements, existing at September 30, 2008 (gross of $22.1 million of discounts) had contractual maturities as follows (in thousands):

	Nonrecourse	Recourse (1) (2)	Total
Period from October 1, 2008 through December 31, 2008	$—	$582,357	$582,357
2009	134,005	105,159	239,164
2010	—	40,000	40,000
2011	210,211	24,850	235,061
2012	—	—	—
2013	—	—	—
Thereafter	4,780,602	100,100	4,880,702

Total	$5,124,818	$852,466	$5,977,284

(1)	Subject to potential mandatory prepayments based on collateral value.
(2)	Includes $53.3 million face amount of the manufactured housing loan financing which is recourse.

Certain of the debt obligations included above are obligations of our consolidated subsidiaries which own the related collateral. In some cases, including the CBO and Other Bonds Payable, such collateral is not available to other creditors of ours.

Our debt obligations contain various customary loan covenants. We were in compliance with all of our loan covenants as of September 30, 2008. Based upon our current calculations, it is possible that three of our CBOs, Portfolios VII, VIII and IX, will not be in compliance with their applicable over collateralization tests as of their next measurement date in November 2008. We intend to take steps to bring two of the three CBOs, Portfolios VII and IX, into compliance by rebalancing the applicable CBO collateral portfolios. Our ability to rebalance will depend upon the availability of suitable securities, market prices and other factors that are beyond our control, such rebalancing efforts may be extremely difficult given current market conditions, and we cannot assure you that we will be successful in our rebalancing efforts. In addition, if the liabilities of our CBOs are downgraded by Moody’s to certain predetermined levels, our discretion to rebalance the applicable CBO portfolios may be negatively impacted. We do not currently expect any potential noncompliance with the terms of the third CBO, Portfolio VIII, to materially reduce the aggregate amount of cash flows we receive from our entire CBO portfolio.

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

In September 2008, we repurchased $1.0 million face amount of a class of Portfolio V’s CBO bond for $0.1 million. As a result, $1.0 million face amount of CBO debt was extinguished.

In October 2008, we sold $276.6 million face amount of FNMA/FHLMC securities, all of which were in an unrealized gain position at September 30, 2008. Concurrent with the sales, we terminated the related interest rate swap agreements which were de-designated as hedges for accounting purposes at September 30, 2008 as the forecasted transactions were no longer probable of occurring. As a result, we recorded $8.0 million of non-hedge derivative loss in the third quarter of 2008. In the fourth quarter of 2008, we will record a loss of approximately $2.2 million, representing the gain from the sale of the securities offset by the loss on the termination of the interest rate swap agreements due to market rate changes from September 30, 2008 to the dates of the sales. In connection with these sales in October, we reduced our recourse financing (pro forma as of September 30, 2008) of approximately $263.5 million and received net proceeds of approximately $15.1 million, representing proceeds from the asset sales net of repayment of the related financings.

As of September 30, 2008, Newcastle had one rolling term financing (in the form of a repurchase agreement) with a maximum maturity of February 2010, and a maximum draw of $400 million, of which $57.1 million was drawn.

The following table summarizes our CBO financings as of September 30, 2008 (dollars in thousands). The amounts reflect data at the unconsolidated CBO level and thus are different from the GAAP balance sheet due to intercompany amounts eliminated in consolidation.

	Portfolio V		Portfolio VI		Portfolio VII		Portfolio VIII		Portfolio IX		Portfolio X		Portfolio XI		Total / Weighted Average
Balance Sheet:
Asset Face Amount	$453,789		$505,406		$498,787		$522,498		$938,493		$803,080		$1,445,990		$5,168,043
Asset Amortized Cost Basis	$447,903		$487,482		$445,013		$430,651		$850,691		$774,572		$1,294,764		$4,731,076
Debt Carrying Value	411,919		452,045		443,796		459,575		806,565		636,732		1,286,051		4,496,683

Invested Equity	$35,984		$35,437		$1,217		$— (2)		$44,126		$137,840		$8,713		$263,297 (2)

Segment Basis Operating Income(1):	$1,531		$2,070		$2,318		$2,365		$6,525		$6,626		$5,914		$27,349

Collateral Composition (3):
CMBS	58.0%	BBB–	63.0%	BBB–	65.3%	BBB–	66.3%	BBB	20.0%	BB–	11.9%	BB–	50.2%	BBB	43.8%
REIT Debt	19.2%	BBB–	15.4%	BBB–	9.0%	BBB	11.5%	BBB	4.8%	BB	0.0%	—	23.3%	BBB–	12.6%
ABS	14.0%	A–	20.0%	BBB+	18.2%	BB	19.9%	BB+	8.5%	B+	0.0%	—	17.2%	BBB	13.3%
Bank Loans	2.1%	B	0.0%	—	7.3%	B	2.1%	B+	22.7%	B–	22.9%	CCC+	4.9%	CCC+	10.2%
Mezzanine Loans / B-Notes	4.4%	BB–	0.0%	—	0.0%	—	0.0%	—	35.2%	B–	61.5%	B–	0.0%	—	16.3%
CBO	0.0%	—	0.0%	—	0.0%	—	0.0%	—	8.1%	BBB	1.8%	A–	3.1%	BBB+	2.6%
Restricted Cash	2.3%	—	1.6%	—	0.2%	—	0.2%	—	0.7%	—	1.9%	—	1.3%	—	1.2%

Total	100.0%	BBB–	100.0%	BBB	100.0%	BB+	100.0%	BBB–	100.0%	B+	100.0%	B–	100.0%	BBB	100.0%

CBO Overview:
Effective Date	Sep-04		Feb-05		Aug-05		Jan-06		Mar-07		Jul-07		Dec-07
Reinvestment Period Ends (4)	Mar-09		Sep-09		Apr-10		Dec-10		Nov-11		May-12		Jul-12
Optional Call Date (5)	Jun-07		Dec-07		May-08		Jan-09		Dec-09		Jun-10		Aug-10
Auction Call Date (6)	Mar-14		Sep-14		Apr-15		Dec-15		Nov-16		May-17		Jul-17
Avg Debt Spread (bps) (7)	52		45		33		36		48		39		32		40
Asset Weighted Average Life	4.3		4.7		5.7		6.7		4.4		3.5		5.0		4.8
Debt Weighted Average Life	3.8		4.4		5.4		6.7		5.3		5.0		6.4		5.5

CBO Cashflow Triggers (8):
Over Collateralization (9)
Effective Date	109.4%		110.0%		111.9%		113.4%		113.2%		116.1%		109.3%		111.8%
Current	109.4%		111.2%		111.5%		111.9%		110.8%		111.6%		111.5%		111.9%
Trigger	105.9%		107.5%		109.3%		110.9%		108.7%		108.0%		101.5%		106.5%

Interest Coverage
Current	143.9%		142.9%		142.2%		140.2%		188.4%		156.7%		142.7%		153.0%
Trigger	106.0%		106.0%		106.0%		106.0%		106.0%		103.0%		107.0%		105.8%

(1)	Represents operating income for the three months ended September 30, 2008 based on the methodology used for preparing segmental financial data as described in Note 2 to our notes to consolidated financial statements included herein.
(2)	Given the non-recourse nature of our CBO liabilities, invested equity cannot be less than zero.
(3)	Collateral amounts represent amortized cost basis and include CBO bonds of $117.0 million and other bonds of $74.8 million issued by Newcastle. Also reflected are weighted average credit ratings.
(4)	Our CBO financings typically have a 5 year reinvestment period. Generally, after such period ends, principal payments on the collateral are used to pay down the most senior debt outstanding. Prior to the end of the reinvestment period, principal payments on the collateral are reinvested. Given current market conditions where credit spreads are widening, these proceeds may potentially be reinvested at higher credit spreads.
(5)	At the option call date, Newcastle, as the equity holder, has the right to pay off the CBO bonds at their related redemption price. The funds needed to pay the debt could be raised either through a sale or refinancing of the collateral.
(6)	At the auction call date, there is a mandatory auction of the assets. If the prices bid are sufficient to pay off the outstanding CBO bonds, the assets will be sold and the CBO bonds will be redeemed.
(7)	Debt spread represents the spread above the benchmark interest rate (LIBOR or U.S. Treasuries) that Newcastle pays on its debt.
(8)	Each of our CBO financings contains tests that measure the amount of over collateralization and excess interest in the transaction. Failure to satisfy these tests would cause the principal and/or interest cashflow that would otherwise be distributed to more junior classes of securities (including those held by Newcastle) to be redirected to pay down the most senior class of securities outstanding until the tests are satisfied. Each CBO contains tests at various over collateralization and interest coverage percentage levels. The trigger percentages identified above represent the first threshold at which cashflows would be redirected as described in this footnote. The data presented is as of the most recent remittance date on or before September 30, 2008 and may have changed subsequent to that date.
(9)	Ratings downgrades of assets in our CBOs can negatively impact compliance with the over collateralization tests. Generally, the over collateralization test measures the principal balance of the specified pool of assets in a CBO against the corresponding liabilities issued by the CBO. However, based on ratings downgrades, the principal balance of an asset or of a specified percentage of assets in a CBO may be deemed reduced below their current balance to levels set forth in the related CBO documents for purposes of calculating the over collateralization test. As a result, ratings downgrades can reduce the principal balance of the assets used in the over collateralization test relative to the corresponding liabilities in the test, thereby reducing the over collateralization percentage. In addition, actual defaults of an asset would also negatively impact compliance with the over collateralization tests. Failure to satisfy an over collateralization test could result in the redirection of cashflows as described in footnote 8 above.

Stockholders’ Equity

Common Stock

The following table presents information on shares of our common stock issued during the nine months ended September 30, 2008:

Shares Issued	Range of Issue Prices (1)	Net Proceeds (millions)	Option Granted to Manager
9,871	N/A (2)	$0.0	N/A

(1)	Excludes prices of shares issued pursuant to the exercise of options and of shares issued to our independent directors.
(2)	The only shares issued during this period were to our independent directors.

At September 30, 2008, we had 52,789,050 shares of common stock outstanding.

As of September 30, 2008, our outstanding options were summarized as follows:

Held by the Manager	1,612,772
Issued to the Manager and subsequently transferred to certain of the Manager's employees	871,837
Held by the independent directors	14,000

Total	2,498,609

As of September 30, 2008, approximately 5.0 million shares of our common stock were held by our manager, through affiliates, and its principals.

In March 2008, our board of directors approved expanding the previously approved share repurchase to allow a potential repurchase of up to $125 million of our common stock. As of November 5, 2008, no shares have been repurchased.

Accumulated Other Comprehensive Income (Loss)

During the nine months ended September 30, 2008, our accumulated other comprehensive income (loss) changed due to the following factors (in thousands):

Accumulated other comprehensive income (loss), December, 31, 2007	$(502,516)
Net unrealized gain (loss) on securities	(448,925)
Reclassification of net realized (gain) loss on securities into earnings	(7,138)
Foreign currency translation	(5,037)
Net unrealized gain (loss) on derivatives designated as cash flow hedges	(4,472)
Reclassification of net realized (gain) loss on derivatives designated as cash flow hedges into earnings	(1,247)

Accumulated other comprehensive (loss), September 30, 2008	$(969,335)

Our book equity changes as our real estate securities portfolio and derivatives are marked to market each quarter, among other factors. The primary causes of mark to market changes are changes in interest rates and credit spreads. During the nine months ended September 30, 2008, sharply widening credit spreads have resulted in a net increase in unrealized losses on our real estate securities and derivatives. While such an environment resulted in a decrease in the fair value of our existing securities portfolio and, therefore, reduced our book equity and ability to realize gains on such existing securities, it did not directly affect our current cash flow or our ability to pay dividends.

See “- Market Considerations” above for a further discussion of recent trends and events affecting our unrealized gains and losses as well as our liquidity.

Common Dividends

Declared for the Period Ended	Paid	Amount Per Share
March 31, 2008	April 2008	$0.25
June 30, 2008	July 2008	$0.25
September 30, 2008	October 2008	$0.25

Cash Flow

Net cash flow provided by (used in) operating activities increased to $92.2 million for the nine months ended September 30, 2008 from ($47.2) million for the nine months ended September 30, 2007. This change primarily resulted from the acquisition and settlement of our investments as described above, and the performance thereof. The nine months ended September 30, 2007 included the purchase of loans held for sale of $1,089.2 million.

Investing activities provided (used) $1,379.2 million and ($146.6) million during the nine months ended September 30, 2008 and 2007, respectively. Investing activities consisted primarily of investments made in certain real estate securities, loans and other real estate related assets, net of proceeds from the sale or settlement of investments.

Financing activities provided (used) ($1,360.6) million and $229.2 million during the nine months ended September 30, 2008 and 2007, respectively. The equity issuances, borrowings and debt issuances described above served as the primary sources of cash flow from financing activities. Offsetting uses included the payment of related deferred financing costs, the payment of dividends, and the repayment of debt as described above.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2008, we had two material off-balance sheet arrangements. We believe that these off-balance sheet structures presented the most efficient and least expensive form of financing for these assets at the time they were entered, and represented the most common market-accepted method for financing such assets.

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

•	We are party to total rate of return swaps which are treated as non-hedge derivatives. For further information on these investments, see “– Liquidity and Capital Resources.”

•	We have made investments in three unconsolidated subsidiaries, one of which is dormant at September 30, 2008.

In each case, our exposure to loss is limited to the carrying (fair) value of our investment, except for the total rate of return swaps where our exposure to loss is limited to their fair value plus their notional amount.

CONTRACTUAL OBLIGATIONS

During the first nine months of 2008, we had all of the material contractual obligations referred to in our annual report on Form 10-K for the year ended December 31, 2007, excluding the debt which was repaid and the related hedges which were terminated, as described in “– Liquidity and Capital Resources,” as well as the following:

Contract Category	Change
Repurchase agreements	In April 2008, two of the term financing facilities, in the form of repurchase agreements, were not extended. As a result, $99.6 million will mature in April 2009, and $40.0 million will mature in May 2010.

The terms of these contracts are described under “Quantitative and Qualitative Disclosures About Market Risk” below.

INFLATION

We believe that our risk of increases in the market interest rates on our floating rate debt as a result of inflation is largely offset by our use of match funding and hedging instruments as described above. See "Quantitative and Qualitative Disclosure About Market Risk — Interest Rate Exposure" below.

ADJUSTED FUNDS FROM OPERATIONS

We believe Adjusted Funds From Operations (“AFFO”) is one appropriate measure of the operating performance of real estate companies. We also believe that AFFO is an appropriate supplemental disclosure of operating performance for a REIT. Furthermore, AFFO is used to compute our incentive compensation to the Manager. AFFO, for our purposes, represents net income available for common stockholders (computed in accordance with GAAP), excluding extraordinary items, plus depreciation of operating real estate, and after adjustments for unconsolidated subsidiaries, if any. We consider gains and losses on resolution of our investments to be a normal part of our recurring operations and therefore do not exclude such gains and losses when arriving at AFFO. This is the one difference between our definition of AFFO and the National Association of Real Estate Investment Trusts (“NAREIT”) definition of FFO, which excludes gains and losses. Adjustments for unconsolidated subsidiaries, if any, are calculated to reflect AFFO on the same basis. AFFO does not represent cash generated from operating activities in accordance with GAAP and therefore should not be considered an alternative to net income as an indicator of our operating performance or as an alternative to cash flow as a measure of liquidity and is not necessarily indicative of cash available to fund cash needs. Our calculation of AFFO may be different from the calculation used by other companies and, therefore, comparability may be limited.

As a result of the sale or expected sale of all of our operating real estate, and the resultant discontinuation of depreciation, our income (loss) applicable to common stockholders is now equal to our AFFO, except for the “recapture” of accumulated depreciation upon the sale of properties. AFFO is calculated as follows (in thousands):

	For the Nine Months Ended September 30, 2008	For the Three Months Ended September 30, 2008
Income (loss) applicable to common stockholders	$(281,410)	$(149,475)
Operating real estate depreciation	(5,223)	(5,223)

Adjusted Funds from Operations (AFFO)	$(286,633)	$(154,698)

Adjusted Funds from Operations was derived from our segments as follows (in thousands):

	Book Equity at September 30, 2008	Average Invested Common Equity for the Nine Months Ended September 30, 2008(2)	AFFO for the Nine Months Ended September 30, 2008	Return on Invested Common Equity (ROE) (3)
CBOs	$221,799	$404,653	$(182,809)	(60.4)%
Other nonrecourse	71,834	45,404	3,642	13.1%
Recourse	123,780	136,047	(22,694)	(21.8)%
Unlevered	166,024	254,114	(50,764)	(27.1)%
Unallocated (1)	(105,700)	(130,554)	(34,008)	N/A

Total (2)	477,737	$709,664	$(286,633)	(53.9)%

Preferred stock	152,500
Accumulated depreciation	(1,003)
Accumulated other comprehensive income (loss)	(969,335)

Net book equity	$(340,101)

	Book Equity at September 30, 2008	Average Invested Common Equity for the Three Months Ended September 30, 2008(2)	AFFO for the Three Months Ended September 30, 2008	Return on Invested Common Equity (ROE) (3)
CBOs	$221,799	$311,280	$(92,619)	(119.0)%
Other nonrecourse	71,834	48,005	632	5.3%
Recourse	123,780	132,025	(22,754)	(69.1)%
Unlevered	166,024	204,263	(28,703)	(56.2)%
Unallocated (1)	(105,700)	(85,561)	(11,254)	N/A

Total (2)	477,737	$610,012	$(154,698)	(101.5)%

Preferred stock	152,500
Accumulated depreciation	(1,003)
Accumulated other comprehensive income (loss)	(969,335)

Net book equity	$(340,101)

(1)	Unallocated AFFO represents ($3,375) and ($10,126) of preferred dividends, ($1,848) and ($5,639) of interest on our junior subordinated notes payable, and ($6,031) and ($18,243) of corporate general and administrative expenses, management fees and incentive compensation for the three and nine months ended September 30, 2008, respectively.
(2)	Invested common equity is equal to book equity excluding preferred stock, accumulated depreciation and accumulated other comprehensive income (loss).
(3)	AFFO divided by average invested common equity, annualized.

As a result of the effect of the other-than-temporary impairment on our AFFO, we expect that there will be no incentive compensation payable to the Manager for an indeterminable amount of time.

RELATED PARTY TRANSACTIONS

As of September 30, 2008, we held on our balance sheet total investments of $242.4 million amortized cost basis of real estate securities and related loans issued by affiliates of our manager and $46.5 million face amount of real estate loans issued by affiliates of our manager financed under total rate of return swaps and earned approximately $14.0 million of interest on such investments for the nine months ended September 30, 2008.

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

As of September 30, 2008, a 100 basis point increase in short term interest rates would increase our earnings by approximately $4.5 million per annum.

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

As of September 30, 2008, a 100 basis point change in short term interest rates would impact our net book value by approximately $48.1 million.

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

As of September 30, 2008, a 25 basis point movement in credit spreads would impact our net book value by approximately $21.7 million, but would not directly affect our earnings or cash flow.

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

Fair Values

Fair values for a majority of our investments are readily obtainable through broker quotations. For certain of our financial instruments, fair values are not readily available since there are no active trading markets as characterized by current exchanges between willing parties or due to market conditions. Accordingly, fair values can only be derived or estimated for these instruments using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Application of Critical Accounting Policies.” However, the determination of estimated future cash flows is inherently subjective and imprecise. We note that minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values, and that the fair values reflected in our consolidated financial statements are indicative of the interest rate and credit spread environments as of September 30, 2008 and do not take into consideration the effects of subsequent interest rate or credit spread fluctuations.

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

From time to time, we are or may be involved in various disputes and litigation matters that are in the ordinary course of business. The Company is not party to any material legal proceedings at this time.

Item 1A.	Risk Factors

Part I, Item 1A, “Risk Factors” of our 2007 Form 10-K include a detailed discussion of the risks and uncertainties we currently believe may materially affect us. We urge you to read that discussion as well as the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Form 10-Q for additional information about the regulatory environment in which we operate. The information presented below supplements, and should be read in conjunction with, the risk factors and information disclosed in our 2007 Form 10-K. If any of the risks discussed in our 2007 Form 10-K actually occur, our business, financial condition, operating results or cash flows could be materially adversely affected. In addition, we call readers’ attention to the following risks:

Risks Related to the Financial Services Industry and Financial Markets

We do not know what impact the U.S. government’s plans to purchase large amounts of illiquid, mortgage-backed and other securities, or any plans to modify the terms of outstanding loans, will have on the financial markets or our business.

In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, the U.S. government enacted the Emergency Economic Stabilization Act of 2008, or EESA, on October 3, 2008. Pursuant to the EESA, the U.S. Treasury has the authority to, among other things, purchase up to $700 billion of mortgage-backed and other securities from financial institutions for the purpose of stabilizing the financial markets. In addition, the U.S. government also recently announced its intention to make preferred equity investments in a number of the largest financial institutions. It is not clear what impact the EESA or any preferred equity investments will have on the financial markets, including the illiquidity in the global credit markets and the downward trends and extreme levels of volatility in the global equity markets. Moreover, while the details of these initiatives are not yet finalized, it appears that we will not be eligible to participate directly in either program and, therefore, these initiatives may not benefit us. If any of our competitors are able to benefit from these programs, they may gain a significant competitive advantage over us.

Some members of the U.S. Congress have suggested that the terms of certain loans be modified to provide relief to borrowers. We cannot predict whether any such proposal will be made or what the potential terms would be. If instituted, it is possible that loan modifications could have a significantly negative impact on our business, results of operations and financial condition.

Risks Relating to Our Business

Deterioration of market conditions and continued unprecedented volatility may continue to negatively impact our business, results of operations and financial condition, including liquidity.

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

Changes in these factors are difficult to predict, and a change in one factor can affect other factors. For example, during 2007, increased default rates in the subprime mortgage market played a role in causing credit spreads to widen, reducing the availability of credit on favorable terms, reducing the liquidity and price transparency of real estate related assets, increasing the difficulty in obtaining accurate mark-to-market valuations, and causing a negative perception of the state of the real estate markets and of REITs generally. These conditions have worsened during 2008 as a result of the ongoing global credit and liquidity crisis and continue to have a significantly negative impact on our results of operations and financial condition. We do not currently know the full extent to which this market disruption will affect us or the markets in which we operate, and we are unable to predict its length or ultimate severity. If the challenging conditions continue, we may experience further tightening of liquidity, additional impairment charges and increased margin requirements, challenges in complying with the terms of our financings as well as additional challenges in raising capital and obtaining investment financing on attractive terms. In addition, if current market conditions continue or deteriorate, we could experience a rapid, significant deterioration of our liquidity, business, results of operations and financial condition. For more information on the current market conditions and the related negative impact on our business, results of operations and financial condition, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” particularly the sections entitled “–Market Considerations,” “–Liquidity and Capital Resources” and “–Debt Obligations.”

A prolonged economic slowdown, a lengthy or severe recession, or declining real estate values would likely harm our operations and financial condition.

We believe the risks associated with our business are more severe during periods similar to those we are currently experiencing in which an economic slowdown or recession is accompanied by declining real estate values. Declining real estate values generally reduce the level of new mortgage loan originations, since borrowers often use increases in the value of their existing properties to support the purchase of, or investment in, additional properties. Borrowers may also be less able to pay principal and interest on our loans, and the loans underlying our securities, if the real estate economy weakens. Further, declining real estate values significantly increase the likelihood that we will incur losses on our loans and securities in the event of default because the value of our collateral may be insufficient to cover our basis. Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect both our net interest income from loans and securities in our portfolio as well as our ability to originate, sell and securitize loans, which would significantly harm our revenues, results of operations, financial condition, liquidity, business prospects and our ability to make distributions to our shareholders.

The use of CBO financings with coverage tests may have a negative impact on our operating results and cash flows.

We have retained, and may in the future retain, subordinate classes of bonds issued by certain of our subsidiaries in our CBO financings. Each of our CBO financings contains tests which measure the amount of over collateralization and excess interest in the transaction. Failure to satisfy these tests would result in principal and/or interest cash flow that would otherwise be distributed to more junior classes of securities (including those held by Newcastle) to be redirected to pay down the most senior class of securities outstanding until the tests are satisfied. As a result, failure to satisfy the coverage tests could adversely affect our operating results and cash flows by temporarily or permanently directing funds that would otherwise come to us to holders of the senior classes of bonds. In addition, the redirected funds would be used to pay down financing which currently bears an attractive rate, thereby reducing our future earnings from the affected CBO. Although these coverage tests are currently being met, based upon our current calculations, it is possible that three of our CBOs, Portfolios VII, VIII and IX, will not be in compliance with their applicable over collateralization tests as of their next measurement date in November 2008. We intend to take steps to bring two of the three CBOs, Portfolios VII and IX, into compliance by rebalancing the applicable CBO collateral portfolios. Our ability to rebalance will depend upon the availability of suitable securities, market prices and other factors that are beyond our control, such rebalancing efforts may be extremely difficult given current market conditions, and we cannot assure you that we will be successful in our rebalancing efforts. If the liabilities of our CBOs are downgraded by Moody’s to certain predetermined levels, our discretion to rebalance the applicable CBO portfolios may be negatively impacted. Moreover, if we bring these coverage tests into compliance, we cannot assure you that they will not fall out of compliance in the future or that we will be able to correct any noncompliance. For more information regarding our potential noncompliance with the terms of certain of our CBO financings in the near future, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources” and “–Debt Obligations.”

Certain coverage tests (based on the required over collateralization or interest in the related CBO) may also restrict our ability to receive net income from assets pledged to secure the CBOs. Failure to obtain in future financings favorable terms with regard to these matters may materially and adversely affect the availability of net cash flow to us.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, the operating performance of our investments, the stability of our earnings, and our financing needs. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “endeavor,” “seek,” “anticipate,” “estimate,” “overestimate,” “underestimate,” “believe,” “could,” “project,” “predict,” “continue” or other similar words or expressions. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Our ability to predict results or the actual outcome of future plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	the continuation or worsening of the ongoing global credit and liquidity crisis;

•	our ability to take advantage of opportunities in additional asset classes at attractive risk-adjusted prices;

•	our ability to deploy capital accretively;

•	the risks that default and recovery rates on our loan portfolios exceed our underwriting estimates;
•	the relationship between yields on assets which are paid off and yields on assets in which such monies can be reinvested;

•	the relative spreads between the yield on the assets we invest in and the cost of financing;

•	changes in economic conditions generally and the real estate and bond markets specifically;

•	adverse changes in the financing markets we access affecting our ability to finance our investments, or in a manner that maintains our historic net spreads;

•	changing risk assessments by lenders that potentially lead to increased margin calls or not extending our repurchase agreements in accordance with their current terms;

•	changes in interest rates and/or credit spreads, as well as the success of our hedging strategy in relation to such changes;

•	the quality and size of the investment pipeline and the rate at which we can invest our cash, including cash inside our CBOs;

•

impairments in the value of the collateral underlying our investments and the relation of any such impairments to our judgments as to whether changes in the market value of our securities, loans or real estate are temporary or not and whether circumstances bearing on the value of such assets warrant changes in carrying values;

•	legislative/regulatory changes;

•	completion of pending investments;

•	the availability and cost of capital for future investments and other liquidity needs;

•	competition within the finance and real estate industries; and

•	other risks detailed from time to time below, particularly under the heading “Risk Factors,” and in our other SEC reports.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

NEWCASTLE INVESTMENT CORP.

November 10, 2008

By:	/s/ Kenneth M. Riis
Kenneth M. Riis
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Kenneth M. Riis
Kenneth M. Riis
Chief Executive Officer and President
November 10, 2008

By:	/s/ Brian C. Sigman
Brian C. Sigman
Chief Financial Officer

November 10, 2008