Form 10-K
period 2008-12-31
NEWCASTLE INVESTMENT CORP
filed 2009-03-16
CIK 1175483

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended         December 31, 2008

or

__	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

          Yes    X      No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

          Yes    X      No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  X      Yes            No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer               Accelerated Filer    X        Non-accelerated Filer              Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (Check One):

          Yes     X    No

The aggregate market value of the voting common stock held by non-affiliates as of June 30, 2008 (computed based on the closing price on such date as reported on the NYSE) was: $328.7 million.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Common stock, $0.01 par value per share: 52,808,531 outstanding as of March 10, 2009.

DOCUMENTS INCORPORATED BY REFERENCE:

1.	Portions of the Registrant’s definitive proxy statement for the Registrant’s 2009 annual meeting, to be filed within 120 days after the close of the Registrant’s fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, the operating performance of our investments, the stability of our earnings, and our financing needs. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “endeavor,” “seek,” “anticipate,” “estimate,” “overestimate,” “underestimate,” “believe,” “could,” “project,” “predict,” “continue” or other similar words or expressions. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Our ability to predict results or the actual outcome of future plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

—	our ability to take advantage of opportunities in additional asset classes at attractive risk-adjusted prices;
—	our ability to deploy capital accretively;
—	the risks that default and recovery rates on our loan portfolios exceed our underwriting estimates;
—	the relationship between yields on assets which are paid off and yields on assets in which such monies can be reinvested;
—	the relative spreads between the yield on the assets we invest in and the cost of financing;
—	changes in economic conditions generally and the real estate and bond markets specifically;
—	adverse changes in the financing markets we access affecting our ability to finance our investments, or in a manner that maintains our historic net spreads;
—

changing risk assessments by lenders that potentially lead to increased margin calls, not extending our repurchase agreements or other financings in accordance with their current terms or entering into new financings with us;

—	changes in interest rates and/or credit spreads, as well as the success of any hedging strategy we may undertake in relation to such changes;
—	the quality and size of the investment pipeline and the rate at which we can invest our cash, including cash inside our CBOs;
—

impairments in the value of the collateral underlying our investments and the relation of any such impairments to our judgments as to whether changes in the market value of our securities, loans or real estate are temporary or not and whether circumstances bearing on the value of such assets warrant changes in carrying values;

—	legislative/regulatory changes, including but not limited to, any modification of the terms of loans;
—	reductions in cash flows received from our investments, particularly our CBOs;
—	completion of pending investments;
—	the availability and cost of capital for future investments;
—	competition within the finance and real estate industries; and
—	other risks detailed from time to time below, particularly under the heading “Risk Factors,” and in our other SEC reports.

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

SPECIAL NOTE REGARDING EXHIBITS

In reviewing the agreements included as exhibits to this Annual Report on Form 10-K, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

•	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk tone of the parties if those statements provide to be inaccurate;

•	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Annual Report on Form 10-K and the Company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov. See “Where You Can Find More Information.”

PART I

Item 1.    Business.

Overview

Newcastle Investment Corp. (“Newcastle”) manages real estate related investments and related financing vehicles. Newcastle invests in, and actively manages a portfolio of, real estate securities, loans and other real estate related assets. Our objective is to maximize the difference between the yield on our investments and the cost of financing these investments while hedging our interest rate risk. We emphasize portfolio management, asset quality, liquidity, diversification, match funded financing and credit risk management.

We conduct our business through four primary segments: (i) investments financed with non-recourse collateralized bond obligations (“CBOs”), (ii) investments financed with other non-recourse debt, (iii) investments financed with recourse debt, including FNMA / FHLMC securities, and (iv) unlevered investments. In the second quarter of 2008, Newcastle changed the structure of its internal organization such that the basis of the composition of its reportable segments changed from investment type to financing type. Accordingly, segment information for previously reported periods has been restated to reflect the new composition of reportable segments. Further details regarding the revenues, net income (loss) and total assets of each of our segments for each of the last three fiscal years are presented in Note 3 to Part II, Item 8, “Financial Statements and Supplementary Data.”

In the fourth quarter of 2008, in accordance with current accounting rules, we recorded an impairment charge of $2.6 billion through our statement of operations on our securities and loans. In accordance with the applicable accounting rules, Newcastle is required to evaluate its intent and ability to hold its assets as of the end of each fiscal quarter. If we cannot express the intent and ability to hold our assets to recovery, we are required, under the applicable accounting rules, to record impairment with respect to all of our assets that were in an unrealized loss position as of quarter end. We note the following with respect to this charge:

-	Of the $2.6 billion impairment charge, we could only economically lose $262 million. Most of our assets are financed with non-recourse debt and our exposure to loss is limited to the aggregate amount of our investment in those assets, less any related non-recourse debt issued to third parties. In other words, the maximum amount we could economically lose in each of our non-recourse financing structures is the net amount we invested in them. However, current accounting rules require us to consolidate these structures and record impairment on the gross amount of assets within these structures regardless of whether we are economically exposed to such impairment. As a result, while we recorded an impairment charge of $2.6 billion, we could not economically lose more than $262 million of this amount, which represents the aggregate amount of our net investments prior to the charge. The $2.3 billion of impairment charges recorded in excess of this maximum possible economic loss will ultimately be reversed over time, either through amortization, sales at gains, or as gains at the deconsolidation or termination of the non-recourse financing structures.
-	This $2.6 billion impairment charge was mainly the result of our inability to express an intent and ability to hold our assets until a recovery in value. This means that since liquidity requirements or other factors could necessitate the sale of any number of our assets at a future date, and any such sales could result in realized accounting losses, we must record the aggregate potential accounting loss on all of our assets immediately even if we never expect to realize the majority of those losses.
-	This $2.6 billion impairment charge was comprised of $0.5 billion recorded with respect to securities and loans upon which we expect actual credit losses, and $2.1 billion recorded with respect to securities and loans upon which we do not expect actual credit losses. An expected credit loss refers to the expectation that a borrower under one of our securities or loans will not make its required interest and principal payments on their scheduled due dates, generally resulting in us not ultimately receiving all of the amounts due to us under such security or loan.
-	Impairment charges are not necessarily indicative of current or future reductions in cash flow, which are based on actual delinquencies and defaults or sales of assets at losses. Even with respect to the charges on investments where we do expect actual credit losses, cash flows received over the life of these investments, if we hold them to maturity, may exceed their current fair value.
-	If our assets continue to decline in value, we would likely be required to record additional impairment through our statement of operations in the future, which would adversely affect our results of operations. Furthermore, we could incur significant additional economic losses on assets outside of our non-recourse financing structures.

For a further discussion of this impairment and the events that led to its being recorded, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Considerations” as well as Part I , Item 1A, “Risk Factors–Risks Relating to Our Business–Our investments have previously been – and in the future may be – subject to significant impairment charges, which adversely affect our results of operations.”

The following table summarizes our segments at December 31, 2008.

	CBOs (A)	Other Non-Recourse (A) (B)	Recourse	Unlevered	Unallocated	Total
GAAP
Assets, carrying value	$2,246,244	$751,556	$293,772	$127,613	$54,438	$3,473,623
Liabilities, carrying value	4,650,561	826,129	283,854	777	105,834	5,867,155
Preferred stock					152,500	152,500

GAAP book value	$(2,404,317)	$(74,573)	$9,918	$126,836	$(203,896)	$(2,546,032)

GAAP book value per share						$(48.23)

Fair Value
Assets, fair value (C)	$2,246,394	$751,556	$293,772	$127,613	$54,438	$3,473,773
Liabilities, fair value	1,298,940	778,937	283,854	777	30,759	2,393,267
Preferred stock, at par					152,500	152,500

Adjusted book value	$947,454	$(27,381)	$9,918	$126,836	$(128,821)	$928,006

Adjusted book value per share (D)						$17.58

(A)	Assets held within CBOs and other non-recourse structures are not available to satisfy obligations outside of such financings, except to the extent we receive net cash flow distributions from such structures. Furthermore, our economic losses from such structures cannot exceed our invested equity in them. Therefore, economically, their book value cannot be less than zero, except for the amount described in note (B) below.
(B)	Includes all of the manufactured housing loan financing, of which $50.9 million (carrying value) was recourse as of December 31, 2008.
(C)	Only financial instruments are reflected at fair value, other assets are reflected at their carrying value.
(D)	Represents GAAP book value as if Newcastle had elected to measure all of its financial assets and liabilities at fair value.

Our investments cover four distinct categories:

1)	Real Estate Securities:	We underwrite, acquire and manage a diversified portfolio of credit sensitive real estate securities, including commercial mortgage backed securities (CMBS), senior unsecured REIT debt issued by property REITs, real estate related asset backed securities (ABS), including subprime securities, and FNMA/FHLMC securities. As of December 31, 2008, our real estate securities represented 48.0% of our assets.

2)	Real Estate Related Loans:	We acquire and originate loans to real estate owners, including B-notes, mezzanine loans, corporate bank loans, and whole loans. As of December 31, 2008, our real estate related loans represented 24.3% of our assets.

3)	Residential Mortgage Loans:	We acquire residential mortgage loans, including manufactured housing loans and subprime mortgage loans. As of December 31, 2008, our residential mortgage loans represented 11.8% of our assets.

4)	Operating Real Estate:	We acquire and manage direct and indirect interests in operating real estate. As of December 31, 2008, our operating real estate represented 0.3% of our assets.

In addition, Newcastle had restricted and unrestricted cash and other miscellaneous net assets, which represented 15.6% of our assets at December 31, 2008.

Newcastle generally utilizes a match funded financing strategy, when appropriate and available, in order to reduce refinancing and interest rate risks. This means that we seek both to match the maturities of our debt obligations with the maturities of our investments, in order to reduce the risk that we have to refinance our liabilities prior to the maturities of our assets, and to match the interest rates on our investments with like-kind debt (i.e. floating or fixed), in order to reduce the impact of changing interest rates on our earnings.

Newcastle’s stock is traded on the New York Stock Exchange under the symbol “NCT.” Newcastle is a real estate investment trust for federal income tax purposes and is externally managed and advised by an affiliate of Fortress Investment Group LLC, or Fortress. Fortress is a global alternative investment and asset management firm with approximately $29.5 billion in assets under management as of December 31, 2008. For its services, our manager is entitled to a management fee and incentive compensation pursuant to a management agreement. Our manager, through its affiliates, and principals of Fortress collectively owned 5.0 million shares of our common stock and our manager, through its affiliates, had options to purchase an additional 1.6 million shares of our common stock, which were issued in connection with our equity offerings, representing approximately 12.0% of our common stock on a fully diluted basis, as of March 10, 2009.

As a result of the ongoing global credit and liquidity crisis, Newcastle faces a number of challenges, as further described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Considerations.” In particular, we must repay or refinance our short-term, recourse debt while maintaining sufficient liquidity to operate. While we believe this will be achieved, if we were unable to repay or refinance this debt, it would have immediate, material adverse consequences on our liquidity and our ability to maintain our operations.

Our Investment Strategy

Newcastle’s investment strategy focuses predominantly on debt investments secured by real estate. We do not have specific policies as to the allocation among type of real estate related assets or investment categories since our investment decisions depend on changing market conditions. Instead, we focus on relative value and in-depth risk/reward analysis. Our focus on relative value means that assets which may be unattractive under particular market conditions may, if priced appropriately to compensate for risks such as projected defaults and prepayments, become attractive relative to other available investments. We generally utilize a match funded financing strategy, when appropriate and available, and active management as part of our investment strategy. As discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Conditions,” the ongoing credit and liquidity crisis has reduced the current values of substantially all of our investments and has resulted in impairments in certain investments.

The following table summarizes our investment portfolio at December 31, 2008 (dollars in table in millions).

	Outstanding Face Amount	Amortized Cost Basis (1)	Percentage of Amortized Cost Basis	Number of Investments	Credit (2)	Weighted Average Life (years) (3)
Investment (5)
Commercial
CMBS	$2,282	$822	28.3%	262	BBB-	5.2
Mezzanine Loans	761	395	13.6%	23	66%	3.1
B-Notes	345	154	5.3%	12	61%	2.3
Whole Loans	98	75	2.6%	3	60%	2.2
ICH Loans	3	3	0.1%	2	–	6.1

Total Commercial Assets	3,489	1,449	49.9%			4.4

Residential
Manufactured Housing and Residential Mortgage Loans	549	399	13.7%	14,081	695	6.3
Subprime Securities	578	187	6.4%	123	BB	5.2
Subprime Retained Securities and Residuals	81	7	0.3%	8	CCC-/650	2.6
Real Estate ABS	100	52	1.8%	26	BBB	5.3

	1,308	645	22.2%			5.5

FNMA/FHLMC securities	180	180	6.2%	6	AAA	2.8

Total Residential Assets	1,488	825	28.4%			5.1

Corporate
REIT Debt	650	413	14.2%	65	BB+	4.7
Corporate Bank Loans	509	216	7.5%	15	CCC+	3.1

Total Corporate Assets	1,159	629	21.7%			4.0

TOTAL / WA	$6,136	$2,903	100.0%			4.5

Reconciliation to GAAP total assets:
Net unrealized losses recorded in accumulated other comprehensive income		7
Other assets
Subprime mortgage loans subject to call option (4)		398
Real estate held for sale		12
Cash and restricted cash		94
Other		60

GAAP total assets		$3,474

WA – Weighted average, in all tables.

(1)	Net of impairments.
(2)

Credit represents weighted average of minimum rating for rated assets, LTV (based on the appraised value at the time of purchase) for non-rated commercial assets, FICO score for non-rated residential assets and an implied AAA rating for FNMA/FHLMC securities. Ratings provided above were determined by third party rating agencies as of a particular date, may not be current and are subject to change (including the assignment of a “negative outlook” or “credit watch”) at any time.

(3)	The weighted average lives of our Mezzanine Loans, B-Notes and Whole Loans are based on the fully extended maturity dates.
(4)

Our subprime mortgage loans subject to call option are excluded from the statistics because they result from an option, not an obligation, to repurchase such loans, are noneconomic until such option is exercised, and are offset by an equal liability on the consolidated balance sheet.

(5)	The following tables summarize certain supplemental data relating to our investments (dollars in tables in thousands):

CMBS

Deal Vintage (A)	Average Minimum Rating (B)	Number	Outstanding Face Amount	Amortized Cost Basis	Percentage of Amortized Cost Basis	Delinquency 60+/FC/REO (C)	Principal Subordination (D)	Weighted Average Life (years)
Pre 2004	BBB+	77	$401,057	$179,662	21.9%	1.5%	11.0%	4.0
2004	BB+	59	435,274	176,648	21.5%	0.5%	5.2%	5.1
2005	BB+	50	583,088	149,045	18.1%	0.4%	4.8%	6.0
2006	BBB-	39	453,560	217,416	26.5%	0.4%	5.5%	4.2
2007	BBB	37	409,054	98,789	12.0%	1.0%	9.4%	6.4

Total / WA	BBB-	262	$2,282,033	$821,560	100.0%	0.7%	6.9%	5.2

(A)	The year in which the securities were issued.
(B)	Ratings provided above were determined by third party rating agencies as of a particular date, may not be current and are subject to change (including the assignment of a “negative outlook” or “credit watch”) at any time.
(C)	The percentage of underlying loans that are 60+ days delinquent, or in foreclosure or considered real estate owned (REO).
(D)	The percentage of the outstanding face amount of securities that is subordinate to our investments.

Mezzanine Loans, B-Notes and Whole Loans

	Mezzanine	B-Note	Whole Loan	Total /WA
Outstanding Face Amount	$760,510	$344,799	$98,398	$1,203,707
Amortized Cost Basis	$395,443	$154,159	$74,663	$624,265
Number	23	12	3	38
Weighted Average First $ Loan to Value (A)	55.6%	48.7%	0.0%	49.1%
Weighted Average Last $ Loan to Value (A)	66.4%	61.5%	59.5%	64.4%
Delinquency (B)	5.3%	14.5%	0%	7.5%

(A)	Loan to value is based on the appraised value at the time of purchase.
(B)	The percentage of underlying loans that are non-performing, in foreclosure, under bankruptcy filing or considered real estate owned.

Manufactured Housing Loans

Deal	Outstanding Face Amount	Amortized Cost Basis	Pertcentage of Amortized Cost Basis	Weightetd Average Loan Age (months)	Original Balance	Delinquency 90+/FC/REO (A)	Actual Cumulative Loss to Date
Portfolio I	$190,448	$129,086	37.6%	88	$327,855	1.2%	4.1%
Portfolio II	280,395	214,334	62.4%	118	434,743	0.8%	2.3%

Total /WA	$470,843	$343,420	100.0%	106	$762,598	1.0%	3.0%

(A)	The percentage of loans that are 90+ days delinquent, or in foreclosure or considered real estate owned (REO).

Subprime Securities (A)

Vintage (B)	Security Characteristics
	Average Minimum Rating (C)	Number of Securities	Outstanding Face Amount	Amortized Cost Basis	Percentage of Amortized Cost Basis	Principal Subordination (D)	Excess Spread (E)
2003	A-	15	$28,261	$15,732	8.4%	19.8%	4.4%
2004	BBB	30	118,292	53,766	28.8%	12.7%	4.8%
2005	B	47	215,803	55,260	29.6%	17.1%	5.7%
2006	BB-	21	156,163	34,725	18.6%	15.2%	4.5%
2007	A	10	59,507	27,260	14.6%	26.0%	4.5%

Total /WA	BB	123	$578,026	$186,743	100.0%	16.7%	5.0%

Vintage (B)	Collateral Characteristics
	Average Loan Age (months)	Collateral Factor (F)	3 month CPR (G)	Delinquency 90+/FC/REO (H)	Cumulative Losses to Date
2003	69	0.12	10.0%	12.6%	2.2%
2004	56	0.16	12.5%	15.2%	2.2%
2005	43	0.32	22.9%	28.1%	5.0%
2006	30	0.63	19.2%	27.2%	4.4%
2007	25	0.79	14.4%	28.1%	2.5%

Total /WA	41	0.41	18.3%	24.5%	3.9%

(A)	Excludes subprime retained securities and residual interests.
(B)	The year in which the securities were issued.
(C)	Ratings provided above were determined by third party rating agencies as of a particular date, may not be current and are subject to change (including the assignment of a “negative outlook” or “credit watch”) at any time.
(D)	The percentage of the outstanding face amount of securities and residual interests that is subordinate to our investments.
(E)	The annualized amount of interest received on the underlying loans in excess of the interest paid on the securities, as a percentage of the outstanding collateral balance.

(F)	The ratio of original unpaid principal balance of loans still outstanding.
(G)	Three month average constant prepayment rate.
(H)	The percentage of underlying loans that are 90+ days delinquent, in foreclosure, or considered real estate owned.

Subprime Retained Securities and Residual Interests

Represents $6.6 million and $1.2 million of amortized cost basis of retained bonds and residual interests, respectively, in the securitizations of Subprime Portfolios I and II. For further information on these securitizations, see Note 5 to Part II, Item 7, “Financial Statements and Supplementary Data.”

REIT Debt

Industry	Average Minimum Rating (A)	Number	Outstanding Face Amount	Amortized Cost Basis	Percentage of Amortized Cost Basis
Retail	B+	17	$210,035	$118,284	28.7%
Diversified	BB+	14	151,463	80,013	19.4%
Office	BBB	13	130,569	96,313	23.3%
Multifamily	BBB+	8	40,508	32,098	7.8%
Hotel	BBB	4	37,220	23,206	5.6%
Healthcare	BBB-	4	36,600	25,230	6.1%
Storage	A-	2	23,406	20,282	4.9%
Industrial	BBB-	3	20,865	17,158	4.2%

Total / WA	BB+	65	$650,666	$412,584	100.0%

Corporate Bank Loans

Industry	Average Minimum Rating (A)	Number	Outstanding Face Amount	Amortized Cost Basis	Percentage of Amortized Cost Basis
Real Estate	CCC+	4	$124,097	$60,214	27.8%
Resorts	BB-	1	76,505	45,903	21.2%
Media	CCC+	2	112,000	17,920	8.3%
Retail	B-	1	100,000	48,500	22.4%
Restaurant	CCC	2	38,176	13,598	6.3%
Transportation	NR	1	27,000	22,005	10.2%
Gaming	CC	3	29,557	7,130	3.3%
Theatres	B	1	1,472	1,086	0.5%

Total / WA	CCC+	15	$508,807	$216,356	100.0%

(A)	Ratings provided above were determined by third party rating agencies as of a particular date, may not be current and are subject to change (including the assignment of a “negative outlook” or “credit watch”) at any time.

Credit Risk Management

Credit risk refers to the ability of each individual borrower under our loans and securities to make required interest and principal payments on the scheduled due dates. We strive to reduce credit risk by actively monitoring our asset portfolio and the underlying credit quality of our holdings and, where appropriate, repositioning our investments to upgrade their credit quality and yield. A significant portion of our investments are financed with collateralized bond obligations, known as CBOs. Our CBO financings offer us the structural flexibility to buy and sell certain investments to manage risk and, subject to certain limitations, to optimize returns.

Further, while the expected yield on our real estate securities, which comprise a meaningful portion of our assets, is sensitive to the performance of the underlying loans, the first risk of default and loss - referred to as a “first loss position”- is borne by the more subordinated securities or other features of the securitization transaction, in the case of commercial mortgage and asset backed securities, and the issuer’s underlying equity and subordinated debt, in the case of senior unsecured REIT debt securities. As a result of the ongoing economic crisis and illiquidity in the markets, the value of the subordinated securities has generally been reduced or, in some cases, eliminated, which could leave our securities economically in a first loss position. We also invest in loans and securities which represent “first loss” pieces; in other words, they do not benefit from credit support although we believe at acquisition they predominantly benefit from underlying collateral value in excess of their carrying amounts.

Our Financing and Hedging Activities

We employ leverage as part of our investment stratgey. We do not have a predetermined target debt to equity ratio as we believe the appropriate leverage for the particular assets we are financing depends on the credit quality of those assets. As a result of our negative GAAP equity, our GAAP debt to equity ratio is not a meaningful measure as of December 31, 2008. Our general investment guidelines adopted by our board of directors limit total leverage (as defined under the governing documents) to a maximum 9.0 to 1 debt to equity ratio. As of December 31, 2008, our debt to equity ratio as computed under this methodology was approximately 4.7 to 1. We utilize leverage for the sole purpose of financing our portfolio and not for the purpose of speculating on changes in interest rates.

We strive to maintain access to a broad array of capital resources in an effort to insulate our business from potential fluctuations in the availability of capital. We utilize multiple forms of financing, including collateralized bond obligations (CBOs), other securitizations, term loans, and trust preferred securities, as well as short term financing in the form of loans and repurchase agreements. Further details regarding the forms of financing that we are currently able to utilize are presented in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “– Market Considerations” and “– Liquidity and Capital Resources.” As discussed therein, the ongoing credit and liquidity crisis has limited the amount of capital resources available to us and made the terms of capital resources we are able to obtain generally less favorable to us. For example, we are currently contractually restricted from entering into new debt financings subject to margin calls other than to finance FNMA/FHLMC securities.

Our manager may elect for us to bear a level of refinancing risk on a short term or longer term basis, such as is the case with investments financed with repurchase agreements, when, based on all of the relevant factors, the manager determines that bearing such risk is advisable or unavoidable.

We attempt to reduce refinancing and interest rate risks through the use of match funded financing structures, when appropriate and available, whereby we seek (i) to match the maturities of our debt obligations with the maturities of our assets and (ii) to match the interest rates on our investments with like-kind debt (i.e., floating rate assets are financed with floating rate debt and fixed rate assets are financed with fixed rate debt), directly or through the use of interest rate swaps, caps or other financial instruments, or through a combination of these strategies. We believe this allows us to reduce the risk that we have to refinance our liabilities prior to the maturities of our assets and to reduce the impact of changing interest rates on our earnings.

We enter into hedging transactions to protect our positions from interest rate fluctuations and other changes in market conditions. These transactions predominantly include interest rate swaps, and may include the purchase or sale of interest rate collars, caps or floors, options, mortgage derivatives and other hedging instruments, and may be subject to margin calls. These instruments may be used to hedge as much of the interest rate risk as our manager determines is in the best interest of our stockholders, given the cost of such hedges and the need to maintain our status as a REIT. Our manager elects to have us bear a level of interest rate risk that could otherwise be hedged when our manager believes, based on its analysis, that bearing such risks is advisable or unavoidable. We engage in hedging for the purpose of protecting against interest rate risk and not for the purpose of speculating on changes in interest rates.

Further details regarding our hedging activities are presented in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk-Fair Value.”

Debt Obligations

The following table presents certain summary information regarding our debt obligations and related hedges as of December 31, 2008 (unaudited) (dollars in thousands):

Debt Obligation	Current Face Amount	Carrying Value	Weighted Average Funding Cost (1)	Weighted Average Maturity (Years)	Face Amount of Floating Rate Debt	Collateral Amortized Cost Basis (2)	Collateral Carrying Value (2)	Collateral Weighted Average Maturity (Years)	Face Amount of Floating Rate Collateral (2)	Aggregate Notional Amount of Current Hedges

CBO Bonds Payable	$4,371,276	$4,359,981	3.32%	5.3	$4,309,869	$2,192,414	$2,196,473	4.7	$2,190,688	$2,154,693

Other Bonds Payable	381,760	380,620	5.70%	1.3	381,760	353,530	353,530	6.4	50,565	176,097

Repurchase Agreements
FNMA/FHLMC	173,495	173,495	4.02%	-	173,495	181,524	184,209	2.8	-	45,630
Non-FNMA/FHLMC	102,977	102,977	1.62%	1.3	102,977	100,528	100,528	1.5	231,411	-

Junior Subordinated
Notes Payable	100,100	100,100	7.71%	27.3	-	-	-	-	-	-

Subtotal debt obligations	5,129,608	5,117,173	3.57%	5.1	$4,968,101	$2,827,996	$2,834,740	4.6	$2,472,664	$2,376,420

Financing on Subprime Mortgage Loans Subject to Call Option	406,217	398,026

Total debt obligations	$5,535,825	$5,515,199

(1)	Including the effect of applicable hedges.
(2)	Including restricted cash held in CBOs.

Further details regarding our debt obligations are presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

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

The following table presents information on shares of our common stock issued since our formation:

Year	Shares Issued	Range of Issue Prices (1)	Net Proceeds (millions)
Formation	16,488,517	N/A	N/A
2002	7,000,000	$13.00	$80.0
2003	7,886,316	$20.35-$22.85	$163.4
2004	8,484,648	$26.30-$31.40	$224.3
2005	4,053,928	$29.60	$108.2
2006	1,800,408	$29.42	$51.2
2007	7,065,362	$27.75-$31.30	$201.3
2008	9,871	N/A	$0.1

December 31, 2008	52,789,050

(1)	Excludes prices of shares issued pursuant to the exercise of options and of shares issued to our independent directors.

Investment Guidelines

Our general investment guidelines, adopted by our board of directors, include:

—	no investment is to be made which would cause us to fail to qualify as a REIT;

—	no investment is to be made which would cause us to be regulated as an investment company;

—	no more than 20% of our total equity, determined as of the date of such investment, is to be invested in any single asset;

—	our leverage is not to exceed 90% of the sum of our total debt and our total equity; and

—

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

To provide an incentive for our manager to enhance the value of our common stock, our manager is entitled to receive an incentive return (the “Incentive Compensation”) on a cumulative, but not compounding, basis in an amount equal to the product of (A) 25% of the dollar amount by which (1) (a) our funds from operations, as defined in the management agreement (before the Incentive Compensation) per share of common stock (based on the weighted average number of shares of common stock outstanding) plus (b) gains (or losses) from debt restructuring and from sales of property and other assets per share of common stock (based on the weighted average number of shares of common stock outstanding), exceed (2) an amount equal to (a) the weighted average of the price per share of common stock in our initial public offering and the value attributed to the net assets transferred to us by Newcastle Investment Holdings, and in any of our subsequent offerings (adjusted for prior capital dividends or capital distributions) multiplied by (b) a simple interest rate of 10% per annum (divided by four to adjust for quarterly calculations) multiplied by (B) the weighted average number of shares of common stock outstanding. Our manager earned no incentive compensation during 2008 or the second half of 2007. We expect that there will be no incentive compensation payable to our manager for an indeterminate period of time.

The management agreement provides for automatic one year extensions. Our independent directors review our manager’s performance annually and the management agreement may be terminated annually upon the affirmative vote of at least two-thirds of our independent directors, or by a vote of the holders of a majority of the outstanding shares of our common stock, based upon unsatisfactory performance that is materially detrimental to us or a determination by our independent directors that the management fee earned by our manager is not fair, subject to our manager’s right to prevent such a management fee compensation termination by accepting a mutually acceptable reduction of fees. Our manager must be be provided with 60 days’ prior notice of any such termination and would be paid a termination fee equal to the amount of the management fee earned by our manager during the twelve month period preceding such termination, which may make it more difficult for us to terminate the management agreement. Following any termination of the management agreement, we shall be entitled to purchase our manager’s right to receive the Incentive Compensation at a price determined as if our assets were sold for cash at their then current fair market value (as determined by an appraisal, taking into account, among other things, the expected future value of the underlying investments) or otherwise we may continue to pay the Incentive Compensation to our manager. In addition, if we do not purchase our manager’s Incentive Compensation, our manager may require us to purchase the same at the price discussed above. In addition, the management agreement may be terminated by us at any time for cause.

Policies With Respect to Certain Other Activities

We have authority to offer our common stock or other equity or debt securities in exchange for property and to repurchase or otherwise reacquire our shares or any other securities and may engage in such activities in the future.

We also may make loans to, or provide guarantees of certain obligations of, our subsidiaries.

Subject to the percentage ownership and gross income and asset tests necessary for REIT qualification, we may invest in securities of other REITs, other entities engaged in real estate activities or securities of other issuers, including for the purpose of exercising control over such entities.

We may engage in the purchase and sale of investments.

Our officers and directors may change any of these policies and our investment guidelines without a vote of our stockholders.

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

Compliance with Applicable Environmental Laws

Properties we own (directly or indirectly) or may acquire are or would be subject to various foreign, federal, state and local environmental laws, ordinances and regulations. Under these laws, ordinances and regulations, a current or previous owner of real estate (including, in certain circumstances, a secured lender that succeeds to ownership or control of a property) may become liable for the costs of removal or remediation of certain hazardous or toxic substances or petroleum product releases at, on, under or in its property. These laws typically impose cleanup responsibility and liability without regard to whether the owner or control party knew of or was responsible for the release or presence of the hazardous or toxic substances. The costs of investigation, remediation or removal of these substances may be substantial and could exceed the value of the property. An owner or control party of a site may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from a site. Certain environmental laws also impose liability in connection with the handling of or exposure to asbestos-containing materials, pursuant to which third parties may seek recovery from owners of real properties for personal injuries associated with asbestos-containing materials. Our operating costs and values of these assets may be adversely affected by the obligation to pay for the cost of complying with existing environmental laws, ordinances and regulations, as well as the cost of complying with future legislation, and our income and ability to make distributions to our stockholders could be affected adversely by the existence of an environmental liability with respect to our properties. We endeavor to ensure that properties we own or acquire will be in compliance in all material respects with all foreign, federal, state and local laws, ordinances and regulations regarding hazardous or toxic substances or petroleum products.

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

Newcastle files annual, quarterly and current reports, proxy statements and other information required by the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’), with the Securities and Exchange Commission (“SEC”). Readers may read and copy any document that Newcastle files at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549, U.S.A. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room. Our SEC filings are also available to the public from the SEC’s internet site at http://www.sec.gov. Copies of these reports, proxy statements and other information can also be inspected at the offices of the New York Stock Exchange, Inc., 20 Broad Street, New York, New York 10005, U.S.A. Our internet site is http://www.newcastleinv.com. We make available free of charge through our internet site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and Forms 3, 4 and 5 filed on behalf of directors and executive officers and any amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Also posted on our website in the ‘‘Investor Relations—Corporate Governance” section are charters for the company’s Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee as well as our Corporate Governance Guidelines and our Code of Business Conduct and Ethics governing our directors, officers and employees. Information on, or accessible through, our website is not a part of, and is not incorporated into, this report.

Item 1A.     Risk Factors

Risks relating to our management, business and company include, specifically:

Risks Related to the Financial Services Industry and Financial Markets

We do not know what impact the U.S. government’s plans to purchase large amounts of illiquid, mortgage-backed and other securities, or its plans to modify the terms of outstanding loans, will have on the financial markets or our business.

In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, the U.S. government enacted the Emergency Economic Stabilization Act of 2008, or EESA, on October 3, 2008. Pursuant to the EESA, the U.S. Treasury has the authority to, among other things, purchase up to $700 billion of mortgage-backed and other securities from financial institutions for the purpose of stabilizing the financial markets. As part of this plan, the U.S. government also recently made preferred equity investments in a number of the largest financial institutions. More recently, the U.S. government has approved an additional financial stimulus package, and President Obama and members of Congress have proposed modifying the terms of certain loans, including real estate mortgages and asset-backed securities. It is not clear what impact these initiatives will have on the financial markets, including the illiquidity in the global credit markets and the downward trends and extreme levels of volatility in the global equity markets. Moreover, while the details of some of these initiatives are not yet finalized, it appears that these initiatives will not directly benefit us, and it is possible that any modifications to the terms of loans for which we are the lender could have a significantly negative impact on our business, results of operations and financial condition. Moreover, if any of our competitors are able to benefit from one or more of these initiatives, they may gain a significant competitive advantage over us.

We are subject to counterparty default and concentration risks.

In the ordinary course of our business, we enter into various types of financing arrangements with counterparties. Currently, the majority of our financing arrangements take the form of repurchase agreements, securitization vehicles, loans, hedge contracts, swaps and other derivative and non-derivative contracts. The terms of these contracts are often customized and complex, and many of these arrangements occur in markets or relate to products that are not subject to regulatory oversight.

We are subject to the risk that the counterparty to one or more of these contracts defaults, either voluntarily or involuntarily, on its performance under the contract. Any such default may occur rapidly and without notice to us. Moreover, if a counterparty defaults, we may be unable to take action to cover our exposure, either because we lack the contractual ability or because market conditions make it difficult to take effective action. This inability could occur in times of market stress consistent with the conditions we are currently experiencing, which are precisely the times when defaults may be most likely to occur.

In addition, our risk-management processes may not accurately anticipate the impact of market stress or counterparty financial condition, and as a result, we may not take sufficient action to reduce our risks effectively. Although we monitor our credit exposures, default risk may arise from events or circumstances that are difficult to detect, foresee or evaluate. In addition, concerns about, or a default by, one large participant could lead to significant liquidity problems for other participants, which may in turn expose us to significant losses.

In the event of a counterparty default, particularly a default by a major investment bank, we could incur material losses rapidly, and the resulting market impact of a major counterparty default could seriously harm our business, results of operations and financial condition. In the event that one of our counterparties becomes insolvent or files for bankruptcy, our ability to eventually recover any losses suffered as a result of that counterparty’s default may be limited by the liquidity of the counterparty or the applicable legal regime governing the bankruptcy proceeding.

The counterparty risks that we face have increased in complexity and magnitude as a result of the continued deterioration of conditions in the financial markets and weakening or insolvency of a number of major financial institutions (such as Bear Stearns, Lehman Brothers, Merrill Lynch, Citigroup and AIG). For example, the consolidation and elimination of counterparties has increased our concentration of counterparty risk and decreased the universe of potential counterparties. We currently finance all of our FNMA/FHLMC securities under a repurchase agreement with one counterparty. If this counterparty elected not to roll this repurchase agreement, it is likely that we would not be able to find a replacement counterparty, which could negatively impact us in a number of ways, including forcing us to sell these securities at distressed prices and use cash on hand to make up for any additional amounts needed to repay the counterparty. Moreover, because we currently hold our FNMA/FHLMC securities mainly to maintain our exemption under the Investment Company Act, the sale of these securities may, if we are unable to return to compliance, require us to register as an investment company or cause us to lose our REIT status, either of which would negatively impact us in a number of ways described below. In addition, counterparties have generally reacted to the ongoing market volatility by tightening their underwriting standards and increasing their margin requirements for all categories of financing, which has negatively impacted us in several ways, including, decreasing the number of counterparties willing to provide financing to us, decreasing the overall amount of leverage available to us, and increasing the costs of borrowing. As a result, we currently finance all of our assets not held in

CBOs with a very concentrated number of counterparties. If one or more of these counterparties elected not to continue to provide financing to us, we would likely not be able to find substitute financing in a timely manner or on economical terms, which could, in turn, significantly harm our ability to conduct our business, our financial condition and results of operations.

We are not restricted from dealing with any particular counterparty or from concentrating any or all of our transactions with one counterparty. Any loss suffered by us as a result of a counterparty defaulting, refusing to conduct business with us or imposing more onerous terms on us would also negatively affect our business, results of operations and financial condition.

Risks Relating to Our Management

We are dependent on our manager and may not find a suitable replacement if our manager terminates the management agreement.

We have no employees. Our officers and other individuals who perform services for us are employees of our manager. We are completely reliant on our manager, which has significant discretion as to the implementation of our operating policies and strategies, to conduct our business. We are subject to the risk that our manager will terminate the management agreement and that we will not be able to find a suitable replacement for our manager in a timely manner, at a reasonable cost or at all. Furthermore, we are dependent on the services of certain key employees of our manager whose compensation is partially or entirely dependent upon the amount of incentive or management compensation earned by our manager and whose continued service is not guaranteed and the loss of such services could adversely affect our operations.

There are conflicts of interest in our relationship with our manager.

Our chairman serves as an officer of our manager. Our management agreement with our manager was not negotiated at arm's-length and its terms, including fees payable, may not be as favorable to us as if it had been negotiated with an unaffiliated third party.

There are conflicts of interest inherent in our relationship with our manager insofar as our manager and its affiliates — including investment funds, private investment funds, or businesses managed by our manager — invest in real estate securities, real estate related loans and operating real estate and whose investment objectives overlap with our investment objectives. Certain investments appropriate for Newcastle may also be appropriate for one or more of these other investment vehicles. Members of our board of directors and employees of our manager who are our officers may serve as officers and/or directors of these other entities. In addition, our manager or its affiliates may have investments in and/or earn fees from such other investment vehicles which are larger than their economic interests in Newcastle and which may therefore create an incentive to allocate investments to such other investment vehicles. Our manager or its affiliates may determine, in their discretion, to make a particular investment through another investment vehicle rather than through Newcastle and have no obligation to offer to Newcastle the opportunity to participate in any particular investment opportunity. Accordingly, it is possible that we may not be given the opportunity to participate at all in certain investments made by our affiliates that meet our investment objectives.

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

The management compensation structure that we have agreed to with our manager may incentivize our manager to invest in high risk investments. In addition to its management fee, our manager is entitled to receive incentive compensation based in part upon our achievement of targeted levels of funds from operations. In evaluating investments and other management strategies, the opportunity to earn incentive compensation based on funds from operations may lead our manager to place undue emphasis on the maximization of funds from operations at the expense of other criteria, such as preservation of capital, in order to achieve higher incentive compensation, particularly in light of the fact that our manager has not received any incentive compensation and likely will not receive any incentive compensation in the future unless it meaningfully increases Newcastle’s investment returns. Investments with higher yield potential are generally riskier or more speculative than lower-yielding investments. Moreover, because our manager receives compensation in the form of options in connection with the completion of our common equity offerings, our manager may be incentivized to cause us to issue additional common stock, which could be dilutive to existing shareholders.

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

Our investment strategy may evolve, in light of existing market conditions and investment opportunities, and this evolution may involve additional risks depending upon the nature of such assets and our ability to finance such assets on a short or long term basis. Investment opportunities that present unattractive risk-return profiles relative to other available investment opportunities under particular market conditions may become relatively attractive under changed market conditions and changes in market conditions may therefore result in changes in the investments we target. Decisions to make investments in new asset categories present risks that may be difficult for us to adequately assess and could therefore reduce the stability of our dividends or have adverse effects on our financial condition. A change in our investment strategy may also increase our exposure to interest rate, foreign currency, real estate market or credit market fluctuations. Our failure to accurately assess the risks inherent in new asset categories or the financing risks associated with such assets could adversely affect our results of operations and our financial condition.

Risks Relating to Our Business

Deterioration of market conditions will likely continue to negatively impact our business, results of operations and financial condition, including liquidity.

The market in which we operate is affected by a number of factors that are largely beyond our control but can nonetheless have a potentially significant, negative impact on us. These factors include, among other things:

•	Interest rates and credit spreads;

•	The availability of credit, including the price, terms and conditions under which it can be obtained;

•	The quality, pricing and availability of suitable investments and credit losses with respect to our investments;

•	The ability to obtain accurate market-based valuations;

•	Loan values relative to the value of the underlying real estate assets;

•	Default rates on both commercial and residential mortgages and the amount of the related losses;

•	The actual and perceived state of the real estate markets, market for dividend-paying stocks and public capital markets generally;

•	Unemployment rates; and

•	The attractiveness of other types of investments relative to investments in real estate or REITs generally.

Changes in these factors are difficult to predict, and a change in one factor can affect other factors. For example, during 2007, increased default rates in the subprime mortgage market played a role in causing credit spreads to widen, reducing availability of credit on favorable terms, reducing liquidity and price transparency of real estate related assets, resulting in difficulty in obtaining accurate mark-to-market valuations, and causing a negative perception of the state of the real estate markets and of REITs generally. These conditions worsened during 2008 as a result of the ongoing global credit and liquidity crisis and continue to have a significantly negative impact on our results of operations and financial condition. We do not currently know the full extent to which this market disruption will affect us or the markets in which we operate, and we are unable to predict its length or ultimate severity. If the challenging conditions continue, we may experience further tightening of liquidity, additional impairment charges as well as additional challenges in raising capital and obtaining investment or other financing on attractive terms or at all. In addition, if current market conditions continue or deteriorate, we could experience a rapid, significant deterioration of our liquidity, business, results of operations and financial condition and possibly be obliged to file for protection under the United States Bankruptcy Code.

A prolonged economic slowdown, a lengthy or severe recession, or declining real estate values could harm our operations.

We believe the risks associated with our business are more severe during periods similar to those we are currently experiencing in which an economic slowdown or recession is accompanied by declining real estate values. Declining real estate values generally reduce the level of new mortgage loan originations, since borrowers often use increases in the value of their existing properties to support the purchase of, or investment in, additional properties. Borrowers may also be less able to pay principal and interest on our loans, and the loans underlying our securities, if the real estate economy weakens. Further, declining real estate values significantly increase the likelihood that we will incur losses on our loans and securities in the event of default because the value of our collateral may be insufficient to cover our basis. Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect both our net interest income from loans and securities in our portfolio as well as our ability to originate, sell and securitize loans, which would significantly harm our revenues, results of operations, financial condition, liquidity, business prospects and our ability to make distributions to our shareholders. For more information on the impact of the ongoing global credit and liquidity crisis on our business and results of operations see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Considerations.”

We have limited liquidity. We are party to agreements that require cash payments at periodic intervals, including during the next twelve months. Failure to make such required payments have a material adverse affect on our business, financial condition and results of operations.

We are currently party to non-FNMA/FHLMC recourse financing agreements that require us to make cash payments at periodic intervals. During the period from March 17, 2009 through December 31, 2009, we are required to make principal payments under these financing agreements of approximately $56.2 million. Events could occur or circumstances could arise, which we may not be able to foresee, that may cause us to be unable to make these cash payments when they become due. Failure to make the payments required under our financing documents would give the lenders the right to require us to repay all amounts owed to them under the applicable financing immediately. If the lender exercises this right, we likely would not have sufficient cash on hand to repay such amounts, which would cause a rapid deterioration in our financial condition and could necessitate a filing for protection under the United States Bankruptcy Code.

In addition, we are currently party to a construction loan that also requires us to provide cash to the borrower periodically. During the period from March 17, 2009 through December 31, 2009, we currently expect to be required to fund approximately $21.3 million of this loan, outside of our CBOs, although the timing and amount of any funding is subject to change. Under certain circumstances, if another lender in the syndicate defaults on its funding obligation under the loan, we are required to fund a portion of the defaulting lender’s commitment (but in no event are we required to fund more than our aggregate funding commitment under the loan agreement). Recently, one lender under the syndicate did default on its funding obligation, which resulted in our having to fund a greater amount than we expected. Additional defaults by lenders in the future would accelerate the amount of cash that we would be required to loan to the borrower, which would negatively impact our liquidity and could result in the failure of the construction project, which would greatly devalue the collateral available to us to reduce our losses. Moreover, we estimate the timing and amount of future funding requirements under the loan based upon estimates provided to us by the borrower, which are subject to change. If the borrower requests more funds – or requires funding earlier – than previously estimated, these changes could negatively impact our ability to satisfy our other near-term cash requirements.

The use of CBO financings with coverage tests may have a negative impact on our operating results and cash flows.

We have retained, and may in the future retain, subordinate classes of bonds issued by certain of our subsidiaries in our CBO financings. Each of our CBO financings contains tests that measure the amount of over collateralization and excess interest in the transaction. Failure to satisfy these tests would result in principal and/or interest cash flow that would otherwise be distributed to more junior classes of securities (including those held by Newcastle) to be redirected to pay down the most senior class of securities outstanding until the tests are satisfied. As a result, failure to satisfy the coverage tests could adversely affect our operating results and cash flows by temporarily or permanently directing funds that would otherwise come to us to holders of the senior classes of bonds. In addition, the redirected funds would be used to pay down financing which currently bears an attractive rate, thereby reducing our future earnings from the affected CBO. As of March 13, 2009, three of our CBOs, Portfolios VII, VIII and IX, were not in compliance with their applicable over collateralization tests and, consequently, we were not receiving cash flows from these CBOs currently (other than management fees). Based upon our current calculations, two of our CBOs, Portfolios VII and VIII, will not be in compliance with their applicable over collateralization tests as of their next measurement date in March 2009, and we expect these portfolios to remain out of compliance for the foreseeable future. Moreover, given current market conditions, it is possible that all of our CBOs could be out of compliance with their over collateralization tests as of one or more measurement dates within the next twelve months. Our ability to rebalance will depend upon the availability of suitable securities, market prices, whether the reinvestment period of the applicable CBO has ended, and other factors that are beyond our control, such rebalancing efforts may be extremely difficult given current market conditions and we cannot assure you that we will be successful in our rebalancing efforts. If the liabilities of our CBOs are downgraded by Moody’s to certain predetermined levels, our discretion to rebalance the applicable CBO portfolios may be negatively impacted. Moreover, if we bring these coverage tests into compliance, we cannot assure you that they will not fall out of compliance in the future or that we will be able to correct any noncompliance. For more information regarding noncompliance with the terms of certain of our CBO financings in the near future, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources” and “–Debt Obligations.”

In addition, our CBOs may also contain specific over collateralization tests that, if failed, can result in the occurrence of an event of default or our being removed as collateral manager of the CBO. Failure of the over collateralization tests can also cause a “phantom income” issue if cash that constitutes income is diverted to pay down debt instead of distributed to us.

We may experience an event of default or the removal of us as collateral manager under one or more of our CBOs, which would negatively affect us in a number of ways.

The documentation governing our CBOs specify certain events of default, which, if they occur, would negatively affect us. Events of default include, among other things, failure to pay interest on senior classes of securities within the CBO, breaches of covenants, representations or warranties, bankruptcy, and failure to satisfy specific over collateralization tests. If an event of default occurs under any of our CBOs, it would negatively affect our cash flows, business, results of operations and financial condition.

In addition, we can be removed as manager of a CBO if certain events occur, including the failure to satisfy specific over collateralization tests, failure to satisfy certain “key man” requirements or an event of default occurring for the failure to pay interest on the related senior classes of securities of the CBO. If we are removed as collateral manager, we would no longer receive management fees from — and no longer be able to manage the assets of — the applicable CBO, which would negatively affect our cash flows, business, results of operations and financial condition.

Our investments have previously been — and in the future may be — subject to significant impairment charges, which adversely affect our results of operations.

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

As has been widely publicized, the recent and ongoing credit and liquidity crisis has resulted in a number of financial institutions recording an unprecedented amount of impairment charges, and we have also been affected by these conditions. The liquidity crisis has reduced the market trading activity for many real estate securities, resulting in less liquid markets for those securities. These lower valuations have affected us by, among other things, decreasing our net book value and contributing to our decision to record impairment charges during 2007 of approximately $202.6 million.

In the fourth quarter of 2008, in accordance with current accounting rules, we recorded an impairment charge of $2.6 billion through our statement of operations on our securities and loans. For more information regarding this impairment and the events that lead to its being recorded, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Considerations.”

The lenders under our repurchase agreements may elect not to extend financing to us, which could quickly and seriously impair our liquidity.

We have historically financed a meaningful portion of our investments not held in CBOs with repurchase agreements, which are short-term financing arrangements. Under the terms of these agreements, and we may enter into additional repurchase agreements in the future, we sell a security to a counterparty for a specified price and concurrently agree to repurchase the same security from our counterparty at a later date for a higher specified price. During the term of the repurchase agreement – generally 30 days – the counterparty makes funds available to us and holds the security as collateral. Our counterparties can also require us to post additional margin as collateral at any time during the term of the agreement. When the term of a repurchase agreement ends, we are required to repurchase the security for the specified repurchase price, with the difference between the sale and repurchase prices serving as the equivalent of paying interest to the counterparty in return for extending financing to us. If we want to continue to finance the security with a repurchase agreement, we ask the counterparty to extend – or “roll” – the repurchase agreement for another term.

Our counterparties are not required to roll our repurchase agreements upon the expiration of the stated terms, which subjects us to a number of risks. As we have experienced recently and may experience in the future, counterparties electing to roll our repurchase agreements may charge higher spread and impose more onerous terms upon us, including the requirement that we post additional margin as collateral. More significantly, if a repurchase agreement counterparty elects not to extend our financing, we would be required to pay the counterparty the full repurchase price on the maturity date and find an alternate source of financing. Alternate sources of financing may be more expensive, contain more onerous terms or simply may not be available. If we were unable to pay the repurchase price for any security financed with a repurchase agreement, the counterparty has the right to sell the underlying security being held as collateral and require us to compensate them for any shortfall between the value of our obligation to the counterparty and the amount for which the collateral was sold (which may be sold at a significantly discounted price). As of March 13, 2009, we had $49.0 million in repurchase agreement obligations relating to FNMA/FHLMC securities. Moreover, all of our FNMA/FHLMC securities are financed under a repurchase agreement with one counterparty. If this counterparty elected not to roll this repurchase agreement, it is likely that we would not be able to find a replacement counterparty in a timely manner. If one or more of our repurchase agreement counterparties elected not to roll our existing repurchase agreements, such nonrenewal could increase our cost of financing, significantly reduce our liquidity and force us to sell assets at a loss, each of which would cause a rapid deterioration in our financial condition and possibly necessitate a filing for protection under the United States Bankruptcy Code.

Our determination of how much leverage to apply to our investments may adversely affect our return on our investments and may reduce cash available for distribution.

We leverage our portfolio through borrowings, generally through the use of credit facilities, warehouse facilities, repurchase agreements, mortgage loans on real estate, securitizations, including the issuance of CBOs, private or public offerings of debt by subsidiaries, loans to entities in which we hold, directly or indirectly, interests in pools of properties or loans, and other borrowings. Our investment policies do not limit the amount of leverage we may incur with respect to any specific asset or pool of assets, subject to an overall limit on our use of leverage to 90% (as defined in our governing documents) of the value of our assets on an aggregate basis. As a result of the ongoing global credit and liquidity crisis, the return we are able to earn on our investments and cash available for distribution to our stockholders has been significantly reduced due to changes in market conditions causing the cost of our financing to increase relative to the income that can be derived from our assets.

Although we seek to match fund our investments to limit refinance risk and lock in net spreads, we do not currently match fund our investments not held in our CBOs, which increases the risks related to refinancing these investments.

A key to our investment strategy is to finance our investments using match funded financing structures, which match assets and liabilities with respect to maturities and interest rates. This strategy limits our refinance risk, including the risk of being able to refinance an investment on favorable terms or at all. We generally use match funded financing structures, such as CBOs, to finance our investments in real estate securities and loans. However, our manager may elect for us to bear a level of refinancing risk on a short term or longer term basis, such as is the case with investments financed with repurchase agreements, when, based on its analysis, our manager determines that bearing such risk is deemed advisable or unavoidable (this is generally the case with respect to the residential mortgage loans and FNMA/FHLMC in which we invest). In addition, we may be unable, as a result of conditions in the credit markets, to match fund investments. For example, non-recourse term financing not subject to margin requirements has generally not been available or economical for the past year, and may not be available for an indeterminate period of time, which impairs our ability to match fund our investments. The decision not, or the inability, to match fund certain investments exposes us to additional refinancing risks that may not apply to our other investments.

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

When we acquire securities and loans that we finance on a short term basis with a view to securitization or other long term financing, we bear the risk of being unable to securitize the assets or otherwise finance them on a long term basis at attractive prices or in a timely matter, or at all. If it is not possible or economical for us to securitize or otherwise finance such assets on a long term basis, we may be unable to pay down our short term credit facilities, or be required to liquidate the assets at a loss in order to do so. For example, as a result of the continued deterioration in the credit markets beginning in 2007, financing investments with securitizations or other long-term non-recourse financing not subject to margin requirements has not been available or economical for the past year, and we do not expect it to be possible or economical for the foreseeable future. These conditions make it highly likely that we will have to use less efficient forms of financing for any new investments, which will likely require a larger portion of our cash flows to be put toward making the initial investment and thereby reduce the amount of cash available for distribution to our stockholders and funds available for operations and investments, and which will also likely require us to assume higher levels of risk when financing our investments.

The loans we invest in, and the loans underlying the securities and total rate of return swaps we invest in, are subject to delinquency, foreclosure and loss, which could result in losses to us.

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

Residential mortgage loans, manufactured housing loans and subprime mortgage loans are secured by single-family residential property and are also subject to risks of delinquency and foreclosure, and risks of loss. The ability of a borrower to repay a loan secured by a residential property is dependent upon the income or assets of the borrower. A number of factors may impair borrowers' abilities to repay their loans, including, among other things, changes in the borrower’s employment status, changes in national, regional or local economic conditions, changes in interest rates or the availability of credit on favorable terms, changes in regional or local real estate values, changes in regional or local rental rates and changes in real estate taxes.

In the event of any default under a loan held directly by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the outstanding principal and accrued but unpaid interest of the loan, which could adversely affect our cash flow from operations. Foreclosure of a loan, particularly a commercial loan, can be an expensive and lengthy process, which would negatively affect our anticipated return on the foreclosed loan.

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

We have recently experienced increased default rates on our commercial and residential mortgage loans. For more information, see Item 1, “Business – Our Investment Strategy.”

We face a heightened risk of delinquency and loss from our investment in subprime mortgage loans.

We face a heightened risk of delinquency and loss from our investment in subprime mortgage loans. Subprime mortgage loans are generally loans to credit impaired borrowers and borrowers that are ineligible to qualify for loans from conventional mortgage sources due to loan size, lower credit characteristics or documentation standards. As of December 31, 2008, our subprime mortgage holdings totaled $194.5 million, or 5.6% of our assets. Loans to lower credit grade borrowers generally experience higher-than-average default and loss rates than do loans to borrowers with better credit characteristics. Material differences in the defaults, loss severities and/or prepayments on the subprime mortgage loans we acquire (or on the manufactured housing loans we acquire) from what we estimate in connection with our underwriting of the acquisition of such loans would cause reductions in our income and adversely affect our operating results, both with respect to unsecuritized loans and loans that we have securitized or otherwise financed on a long term match funded basis. We cannot assure you that our underwriting criteria will afford adequate protection against the higher risks associated with loans made to lower credit grade borrowers. If we underestimate the extent of losses that our loans will incur, then our business, financial condition, liquidity and results of operations will be adversely impacted. We have recently experienced increased default rates on our subprime mortgage loans. For more information, see Item 1, “Business – Our Investment Strategy – Subprime Securities” and “– Subprime Retained Securities and Residual Interests.”

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

We may be required to post significant amounts of cash collateral at any time to satisfy our margin requirements under some of our financing arrangements, which could adversely affect our liquidity, results of operations and financial condition.

We finance certain of our investments with debt, such as repurchase agreements and derivatives, that is subject to margin calls. Under the terms of these agreements, the value of assets underlying the debt is marked-to-market by the lender at the lender’s discretion, including on a daily basis. If the value of the underlying asset declines, the lender has the ability to require us to post additional margin – cash or other liquid collateral – to compensate for the decline in value of the asset. (Conversely, if the value of the underlying asset increases, a portion of the margin we previously posted may be returned to us.) We are typically required to post additional margin in response to any margin call within 24 hours in order to avoid defaulting under the terms of the financing arrangement.

We are subject to margin calls at any time, and being forced to post additional margin could adversely affect our business in a number of ways. Posting additional margin would decrease our cash available to make other, higher yielding investments (thereby decreasing our return on equity) or to satisfy other obligations, including future margin calls. For example, during 2007 and 2008, we were required to post approximately $135 million and $266 million, respectively, of additional margin, in large part as a result of the credit and liquidity crisis and resulting market disruption. While we significantly reduced the amount of debt subject to margin calls as of the date of this report, and are currently contractually restricted from entering into new debt financings subject to margin calls other than to finance FNMA/FHLMC securities, we may enter into new debt subject to margin calls in the future. If we do not have the funds available, or otherwise elect not, to satisfy any future margin calls, we could be forced to sell one or more investments at a loss. Moreover, we may be unable, in light of market conditions or other factors, to sell sufficient assets to satisfy the margin requirements within the timeframe required by lenders, which would entitle them to seize the underlying asset and seek payment from us for any shortfall between the value of our obligation to the lender and the value of the asset surrendered. Such a situation would likely result in a rapid deterioration of our financial condition and possibly necessitate a filing for protection under the United States Bankruptcy Code.

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

We seek to acquire real estate securities and loans and finance them on a long term basis, typically through the issuance of collateralized bond obligations. We use short term warehouse lines of credit or other arrangements to finance the acquisition of real estate securities and loans until a sufficient quantity of assets are accumulated, at which time we may refinance these lines through a securitization, such as a CBO financing, or other long term financing. As a result, we are subject to the risk that we will not be able to acquire, during the period that any warehouse facility or short-term financing is available, a sufficient amount of eligible assets to maximize the efficiency of a collateralized bond obligation financing. In addition, conditions in the capital markets may make the issuance of a collateralized bond obligation impossible or economically unattractive to us when we do have a sufficient pool of collateral. If we are unable to issue a collateralized bond obligation to finance these assets, we may be required to seek other forms of less attractive financing or otherwise to liquidate the assets.

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

We invest in real estate related loans and other direct and indirect interests in pools of real estate properties or loans such as mezzanine loans and “B Note” mortgage loans. We invest in mezzanine loans that take the form of subordinated loans secured by second mortgages on the underlying real property or other business assets or revenue streams or loans secured by a pledge of the ownership interests of the entity owning real property or other business assets or revenue streams (or the ownership interest of the parent of such entity). These types of investments involve a higher degree of risk than long term senior lending secured by business assets or income producing real property because the investment may become unsecured as a result of foreclosure by a senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to repay our mezzanine loan. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt is repaid in full. As a result, we may not recover some or all of our investment. In addition, mezzanine loans may have higher loan to value ratios than conventional mortgage loans, resulting in less equity in the property and increasing the risk of loss of principal.

We also invest in mortgage loans (“B Notes”) that while secured by a first mortgage on a single large commercial property or group of related properties are subordinated to an “A Note” secured by the same first mortgage on the same collateral. As a result, if an issuer defaults, there may not be sufficient funds remaining for B Note holders. B Notes reflect similar credit risks to comparably rated commercial mortgage backed securities. In addition, we invest, directly or indirectly, in pools of real estate properties or loans. However, since each transaction is privately negotiated, these investments can vary in their structural characteristics and risks. For example, the rights of holders of B Notes to control the process following a borrower default may vary from transaction to transaction, while investments in pools of real estate properties or loans may be subject to varying contractual arrangements with third party co-investors in such pools. Further, B Notes typically are secured by a single property, and so reflect the risks associated with significant concentration. These investments also are less liquid than commercial mortgage backed securities.

We may not be able to extend any total return swaps that we enter into in the event that the maturity of the underlying asset is extended, which could adversely impact our leveraging strategy.

Subject to maintaining our qualification as a REIT, from time to time we leverage certain of our investments through the use of total return swaps. While we are not currently party to any total return swaps, we may enter into one or more total return swaps in the future. We may wish to renew many of such swaps, which are for specified terms, as they mature, particularly in the event that the maturity of the underlying asset is extended. However, there is a limited number of providers of such swaps, and there is no assurance the initial swap providers will choose to renew the swaps, and — if they do not renew — that we would be able to obtain suitable replacement providers. Providers may choose not to renew our total return swaps for a number of reasons, including:

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

We acquire and may continue to acquire in the future certain loans that do not conform to conventional loan criteria applied by traditional lenders and are not rated or are rated as non-investment grade (for example, for investments rated by Moody’s Investors Service, ratings lower than Baa3, and for Standard & Poor’s, BBB- or below). The non-investment grade ratings for these loans typically result from the overall leverage of the loans, the lack of a strong operating history for the properties underlying the loans, the borrowers’ credit history, the properties’ underlying cash flow or other factors. As a result, these loans have a higher risk of default and loss than conventional loans. Any loss we incur may reduce distributions to our stockholders. There are no limits on the percentage of unrated or non-investment grade assets we may hold in our portfolio.

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

In addition, the mortgage loans that are secured by certain of the properties in which we have interests contain customary covenants, including covenants that require property insurance to be maintained in an amount equal to the replacement cost of the properties. There can be no assurance that the lenders under these mortgage loans will not take the position that exclusions from coverage for losses due to terrorist acts is a breach of a covenant which, if uncured, could allow the lenders to declare an event of default and accelerate repayment of the mortgage loans.

Many of our investments are illiquid, and this lack of liquidity could significantly impede our ability to vary our portfolio in response to changes in economic and other conditions or to realize the value at which such investments are carried if we are required to dispose of them.

The real estate properties that we own and operate and our other direct and indirect investments in real estate and real estate related assets are generally illiquid. Our investments in unconsolidated subsidiaries are also illiquid. In addition, the real estate securities that we purchase in connection with privately negotiated transactions are not registered under the relevant securities laws, resulting in a prohibition against their transfer, sale, pledge or other disposition except in a transaction that is exempt from the registration requirements of, or is otherwise in accordance with, those laws. In addition, there are no established trading markets for a majority of our investments. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be limited.

Our securities have historically been valued based primarily on third party quotations, which are subject to significant variability based on the liquidity and price transparency created by market trading activity. The ongoing dislocation in the trading markets has continued to reduce the trading for many real estate securities, resulting in less transparent prices for those securities. Consequently, it is currently more difficult for us to sell many of our assets now that it has been historically because, if we were to sell such assets, we will likely not have access to readily ascertainable market prices when establishing valuations of them. Moreover, currently there is a relatively low market demand for the vast majority of the types of assets that we hold, which may make it extremely difficult to sell assets. If we are required to liquidate all or a portion of our illiquid investments quickly, we may realize significantly less than the amount at which we have previously valued these investments.

Interest rate fluctuations and shifts in the yield curve may cause losses.

Our primary interest rate exposures relate to our real estate securities, loans, floating rate debt obligations and interest rate swaps. Changes in interest rates, including changes in expected interest rates or “yield curves,” affect our business in a number of ways. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on our interest-earning assets and the interest expense incurred in connection with our interest-bearing liabilities and hedges. Changes in the level of interest rates also can affect, among other things, our ability to acquire real estate securities and loans at attractive prices, the value of our real estate securities, loans and derivatives and our ability to realize gains from the sale of such assets.

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

Interest rate changes may also impact our net book value as our real estate securities, real estate related loans and hedge derivatives are marked to market each quarter. Debt obligations are not marked to market. Generally, as interest rates increase, the value of our fixed rate securities decreases, which will decrease the book value of our equity.

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

Our investments in real estate securities and loans are subject to changes in credit spreads, which could adversely affect our ability to realize gains on the sale of such investments.

Real estate securities and loans are subject to changes in credit spreads. Credit spreads measure the yield demanded on securities and loans by the market based on their credit relative to a specific benchmark.

Fixed rate securities and loans are valued based on a market credit spread over the rate payable on fixed rate U.S. Treasuries of like maturity. Floating rate securities and loans are valued based on a market credit spread over LIBOR and are affected similarly by changes in LIBOR spreads. Excessive supply of these securities combined with reduced demand will generally cause the market to require a higher yield on these securities and loans, resulting in the use of a higher, or “wider,” spread over the benchmark rate to value such securities. Under such conditions, the value of our real estate securities and loan portfolios would tend to decline. Conversely, if the spread used to value such securities were to decrease, or “tighten,” the value of our real estate securities portfolio would tend to increase. Such changes in the market value of our real estate securities and loan portfolios may affect our net equity, net income or cash flow directly through their impact on unrealized gains or losses on available for sale securities, and therefore our ability to realize gains on such securities, or indirectly through their impact on our ability to borrow and access capital. During 2007 and 2008 credit spreads widened substantially. This widening of credit spreads caused the net unrealized gains on our securities, loans and derivatives, recorded in accumulated other comprehensive income or retained earnings, and therefore our book value per share, to decrease and resulted in net losses.

In addition, if the value of our loans subject to financing agreements were to decline, it could affect our ability to refinance such loans upon the maturity of the related repurchase agreements. Any credit or spread related losses incurred with respect to our loans would affect us in the same way as similar losses on our real estate securities portfolio as described above.

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

Any hedging transactions that we enter into may limit our gains or result in losses.

We use derivatives to hedge a portion of our interest rate exposure, and this approach has certain risks, including the risk that losses on a hedge position will reduce the cash available for distribution to stockholders and that such losses may exceed the amount invested in such instruments. We have adopted a general policy with respect to the use of derivatives, which generally allows us to use derivatives where appropriate, but does not set forth specific policies and procedures or require that we hedge any specific amount of risk. From time to time, we use derivative instruments, including forwards, futures, swaps and options, in our risk management strategy to limit the effects of changes in interest rates on our operations. A hedge may not be effective in eliminating all of the risks inherent in any particular position. Our profitability may be adversely affected during any period as a result of the use of derivatives.

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

Under certain conditions, increases in prepayment rates can adversely affect yields on certain investments, including our residential mortgage loans.

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

Risks Relating to Our REIT Status and Other Matters

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

Our failure to qualify as a REIT would constitute an event of default under a significant number of our financings and other agreements and would cause our common and preferred stock to be delisted from the NYSE.

Our failure to qualify as a REIT would constitute an event of default under a significant number of our financing and other agreements, which would, in turn, result in either the acceleration of the amounts we owe to the applicable counterparty or otherwise give our counterparty the right to terminate the applicable agreement. Either scenario would likely have a material adverse effect on our financial condition and ability to conduct our business, which would likely, in turn, require the Company to restructure or file for protection under the U.S. Bankruptcy Code.

In addition, the New York Stock Exchange requires, as a condition to the continued listing of our common and preferred shares, that we maintain our REIT status. Consequently, if we fail to maintain our REIT status, our common and preferred shares would promptly be delisted from the NYSE, which would decrease the trading activity of such shares. This could make it difficult to sell shares and could cause the market volume of the shares trading to decline.

If Newcastle was delisted as a result of losing its REIT status and desired to relist its shares on the NYSE, the Company would have to reapply to the NYSE to be listed as a domestic corporation. As the NYSE’s listing standards for REITS are less onerous than its standards for domestic corporations, it would be more difficult for the Company to become a listed company under these heightened standards. Given current conditions, Newcastle would not be able to satisfy the NYSE’s listing standards for a domestic corporation. As a result, if it were delisted from the NYSE, it likely would not be able to relist as a domestic corporation, and thus the Company’s common and preferred shares could not trade on the NYSE.

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

REIT distribution requirements could adversely affect our liquidity and our ability to execute our business plan.

We generally must distribute annually at least 90% of our net taxable income, excluding any net capital gain, in order for corporate income tax not to apply to earnings that we distribute. We intend to make distributions to our stockholders to comply with the requirements of the Internal Revenue Code. However, differences in timing between the recognition of taxable income and the actual receipt of cash could require us to sell assets or borrow funds on a short-term or long-term basis to meet the 90% distribution requirement of the Internal Revenue Code. Certain of our assets may generate substantial mismatches between taxable income and available cash. As a result, the requirement to distribute a substantial portion of our net taxable income could cause us to: (i) sell assets in adverse market conditions, (ii) borrow on unfavorable terms or (iii) distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt, in order to comply with REIT requirements. Further, amounts distributed will not be available to fund investment activities. If we fail to obtain debt or equity capital in the future, it could limit our ability to satisfy our liquidity needs, which could adversely affect the value of our common stock.

We may be unable to generate sufficient revenue from operations to pay our operating expenses and to pay distributions to our stockholders.

As a REIT, we are generally required to distribute at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and not including net capital losses) each year to our stockholders. To qualify for the tax benefits accorded to REITs, we intend to make distributions to our stockholders in amounts such that we distribute all or substantially all our net taxable income each year, subject to certain adjustments. However, our ability to make distributions may be adversely affected by the risk factors described in this Annual Report on Form 10-K, particularly in light of current market conditions. In the event of a continued downturn in our operating results and financial performance or continued declines in the value of our asset portfolio, we may be unable to declare or pay quarterly distributions or make distributions to our stockholders, and we may elect to comply with our REIT distribution requirements by, after completing various procedural steps, distributing, under certain circumstances, up to 90% of the required amount in the form of common shares in lieu of cash. The timing and amount of distributions are in the sole discretion of our board of directors, which considers, among other factors, our earnings, financial condition, debt service obligations and applicable debt covenants, REIT qualification requirements and other tax considerations and capital expenditure requirements as our board may deem relevant from time to time.

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

Under Maryland law, “business combinations” between a Maryland corporation and an interested stockholder or an affiliate of an interested stockholder are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include certain mergers, consolidations, share exchanges, or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities or a liquidation or dissolution. An interested stockholder is defined as:

—	any person who beneficially owns 10% or more of the voting power of the corporation’s outstanding shares; or

—

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

After the five-year prohibition, any business combination between the Maryland corporation and an interested stockholder generally must be recommended by the board of directors of the corporation and approved by the affirmative vote of at least:

—	80% of the votes entitled to be cast by holders of outstanding shares of voting stock of the corporation voting together as a single group; and

—

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

Risks Related to Our Common Shares

We are currently not in compliance with one of the NYSE’s listing standards, and our shares of common stock and preferred stock may be delisted from the NYSE in the near future, which would reduce the trading activity and share price of both our common and preferred shares.

The New York Stock Exchange (“NYSE”) requires companies who list their shares on the exchange to comply with the NYSE’s regulations, a portion of which are referred to as the continued listing standards. As previously disclosed, on January 26, 2009, Newcastle received a notification from the NYSE that the Company was not in compliance with one of the NYSE’s continued listing standards, which requires that the average closing price of the Company’s common shares equal at least $1.00 per share over a 30 consecutive trading-day period. Under NYSE rules (as recently revised), the Company has until November 2009 to bring its 30-day average closing common share price above $1.00 per share in order to avoid the delisting of its common shares. While the Company notified the NYSE of its intent to cure this deficiency, the Company cannot provide any assurance that it will be able to do so. If the Company does not bring the average closing price of its common shares above $1.00 within the cure period, the NYSE will likely delist both the Company’s common stock as well as its preferred stock. If this delisting occurs, then shares of the Company’s common stock and preferred stock will likely trade on a less active trading platform, which would almost certainly decrease the trading activity of the Company’s common and preferred stock. This could make it difficult to sell shares and could cause the market volume of the shares trading to decline.

Even if the Company is able to cure the compliance deficiency described above, the Company could fail other tests under the NYSE’s continued listing standards such as the requirement that the Company maintain its status as a REIT or that its global market capitalization be not less than $25 million during any consecutive 30-day trading period (the NYSE and SEC have temporarily reduced this requirement to $15 million through June 30, 2009, after which it will return to $25 million unless the NYSE and SEC extend or otherwise alter the test). As of March 10, 2009, the Company’s average market capitalization over the most-recent consecutive 30-day trading period was approximately $24.2 million. If the Company fails either of these tests, the NYSE will promptly delist the Company’s common stock and preferred stock. Moreover, the NYSE has the right to delist the Company’s common stock and preferred stock with little or no notice if the NYSE deems it appropriate to do so. As a result, the Company cautions readers that its common stock and/or preferred stock could be delisted from the NYSE with little advance warning, and such delisting could occur in the near future.

Our share price has fluctuated significantly, particularly on a percentage basis, and may fluctuate significantly in the future. Accordingly, you may not be able to resell your shares at or above the price at which you purchased them.

The trading price of our common shares has recently been highly volatile, with daily fluctuations commonly ranging between 10% and 20% and at times varying as much as 80% during one day of trading. Moreover, future share price fluctuations could likely be subject to similarly wide price fluctuations in the future in response to various factors, including:

—	market conditions in the broader stock market in general, or in the REIT or real estate industry in particular;

—	market perception of our current and projected financial condition, potential growth, future earnings and future cash dividends;

—	actual or anticipated fluctuations in our quarterly financial and operating results;

—	market perception or media coverage of our manager or its affiliates;

—	actions by rating agencies;

—	short sales of our common stock;

—	issuance of new or changed securities analysts’ reports or recommendations;

—	media coverage of us, other REITS or the outlook of the real estate industry;

—	major reductions in trading volumes on the exchanges on which we operate;

—	credit deterioration within our portfolio;

—	legislative or regulatory developments, including changes in the status of our regulatory approvals or licenses; and

—	litigation and governmental investigations.

These and other factors may cause the market price and demand for our common shares to fluctuate substantially, which may negatively affect the price or liquidity of our common shares. Moreover, the recent market conditions have negatively impacted our share price and may do so in the future. When the market price of a stock has been volatile or has decreased significantly in the past, holders of that stock have, at times, instituted securities class action litigation against the company that issued the stock. If any of our shareholders brought a lawsuit against us, we could incur substantial costs defending, settling or paying any resulting judgments related to the lawsuit. Such a lawsuit could also divert the time and attention of our management from our business and hurt our share price.

We may be unable – or elect not – to pay dividends on our common or preferred shares in the future, which would negatively impact our business in a number of ways and decrease the price of our common and preferred shares.

We did not pay dividends on our common stock for the fourth fiscal quarter of 2008. While we are required to make distributions in order to maintain our REIT status (as described above under “–We may be unable to generate sufficient revenue from operations to pay our operating expenses and to pay distributions to our stockholders”), we may elect not to maintain our REIT status, in which case we would no longer be required to make such distributions. Moreover, even if we do elect to maintain our REIT status, we may elect to comply with the applicable requirements by, after completing various procedural steps, distributing, under certain circumstances, up to 90% of the required amount in the form of common shares in lieu of cash. If we elect not to maintain our REIT status or to satisfy any required distributions in common shares in lieu of cash, such action could negatively affect our business and financial condition as well as the price of both our common and preferred shares. No assurance can be given that we will pay any dividends on our common shares in the future.

In addition, in the fourth fiscal quarter of 2008, our board of directors elected not to declare any of the specified dividends on our three series of preferred stock. Until we pay all accrued dividends on our preferred shares, we cannot pay any dividends on our common shares, pay any consideration to repurchase or otherwise acquire shares of our common stock or redeem any shares of any series of our preferred stock without redeeming all of our outstanding preferred shares in accordance with the governing documentation. Moreover, if we do not pay dividends on any series of preferred stock for six or more periods, then holders of each affected series obtain the right to call a special meeting and elect two members to our board of directors. Consequently, failure to pay dividends on our preferred shares restricts the actions that we may take with respect to our common and preferred shares and could affect the composition of our board and, thus, the management of our business. No assurance can be given that we will pay any dividends on any series of our preferred shares in the future.

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

Item 1B.    Unresolved Staff Comments

We have no unresolved staff comments received more than 180 days prior to December 31, 2008.

Item 2.    Properties.

As of December 31, 2008, we have no material investments in properties.

Our manager leases principal executive and administrative offices located at 1345 Avenue of the Americas, New York, New York 10105. Its telephone number is (212) 798-6100.

Item 3.    Legal Proceedings.

We are not a party to any material legal proceedings.

Item 4.    Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our security holders during the fourth quarter of 2008.

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

2008	High	Low	Last Sale	Distributions Declared
First Quarter	$13.70	$7.50	$8.26	$0.250

Second Quarter	$10.66	$6.88	$7.01	$0.250

Third Quarter	$8.20	$4.02	$6.35	$0.250

Fourth Quarter	$6.34	$0.15	$0.84	$0.000

2007	High	Low	Last Sale	Distributions Declared
First Quarter	$33.49	$24.75	$27.73	$0.690

Second Quarter	$31.00	$24.91	$25.07	$0.720

Third Quarter	$25.84	$12.19	$17.62	$0.720

Fourth Quarter	$19.08	$12.15	$12.96	$0.720

We may declare quarterly distributions on our common stock. No assurance, however, can be given that any future distributions will be made or, if made, as to the amounts or timing of any future distributions as such distributions are subject to our earnings, financial condition, liquidity, capital requirements, REIT requirements and such other factors as our board of directors deems relevant. As described under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Considerations,” we recently elected not to declare quarterly dividends on either our common and preferred shares.

On March 10, 2009, the closing sale price for our common stock, as reported on the NYSE, was $0.48. As of March 10, 2009, there were approximately 99 record holders of our common stock. This figure does not reflect the beneficial ownership of shares held in nominee name.

Equity Compensation Plan Information

The following table summarizes the total number of outstanding securities in the incentive plan and the number of securities remaining for future issuance, as well as the weighted average exercise price of all outstanding securities as of December 31, 2008.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders:

Newcastle Investment Corp. Nonqualified Stock Option and Incentive Award Plan	2,498,609 (1)	$27.04	6,441,993 (2)

Equity Compensation Plans Not Approved by Security Holders:

None	N/A	N/A	N/A

(1)	Includes options for (i) 1,612,772 shares held by an affiliate of our manager; (ii) 871,837 shares granted to our manager and assigned to certain of the manager’s employees; and (iii) an aggregate of 14,000 shares held by our directors, other than Mr. Edens.

(2)	The maximum available for issuance is equal to 10% of the number of outstanding equity interests, subject to a maximum of 10,000,000 shares in the aggregate over the term of the plan. The number of securities remaining available for future issuance is net of an aggregate of 16,280 shares of our common stock awards to our directors, other than Mr. Edens and Mr. Riis, representing the aggregate annual automatic stock awards to each such director for 2003 through 2008, and of 1,043,118 shares issued to our manager, certain of our directors, and employees of our manager upon the exercise of previously granted options.

Item 6.    Selected Financial Data.

The selected historical consolidated financial information set forth below as of and for each of the five years ended December 31, 2008 has been derived from our audited historical consolidated financial statements.

The information below should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto included in Part II, Item 8, “Financial Statements and Supplementary Data.”

Selected Consolidated Financial Information

(in thousands, except per share data)

	Year Ended December 31,
	2008	2007	2006	2005	2004
Operating Data
Revenues
Interest income	$468,867	$680,535	$529,818	$348,502	$226,661

	468,867	680,535	529,818	348,502	226,661

Expenses
Interest expense	307,303	476,932	374,269	226,195	135,793
Other expense	41,080	50,118	47,610	39,545	26,138

	348,383	527,050	421,879	265,740	161,931

	120,484	153,485	107,939	82,762	64,730

Impairment	2,983,373	209,927	4,127	-	-

Operating income (loss)	(2,862,889)	(56,442)	103,812	82,762	64,730

Other income (loss) (1)	(120,966)	(14,275)	17,692	22,953	18,282

Equity in earnings of unconsolidated subsidiaries, net	8,157	5,390	5,968	5,609	9,957

Income (loss) from continuing operations	(2,975,698)	(65,327)	127,472	111,324	92,969
Income (loss) from discontinued operations	(9,654)	(130)	451	5,631	5,446

Net income (loss)	(2,985,352)	(65,457)	127,923	116,955	98,415
Preferred dividends and related accretion	(13,501)	(12,640)	(9,314)	(6,684)	(6,094)

Income (loss) applicable to common stockholders	$(2,998,853)	$(78,097)	$118,609	$110,271	$92,321

Net income (loss) per share of common stock, diluted	$(56.81)	$(1.52)	$2.67	$2.51	$2.46

Income (loss) from continuing operations per share of common stock, after preferred dividends, diluted	$(56.63)	$(1.52)	$2.66	$2.38	$2.31

Weighted average number of shares of common stock outstanding, diluted	52,785	51,369	44,417	43,986	37,558

Dividends declared per share of common stock	$0.750	$2.850	$2.615	$2.500	$2.425

	As Of December 31,
	2008	2007	2006	2005	2004
Balance Sheet Data
Real estate securities, available for sale	$1,668,748	$4,835,884	$5,581,228	$4,554,519	$3,369,496
Real estate related loans, net	843,212	1,856,978	1,568,916	615,551	591,890
Residential mortgage loans, net	409,632	634,605	809,097	600,682	654,784
Operating real estate, net	11,866	34,399	29,626	16,673	57,193
Cash and cash equivalents	49,746	55,916	5,371	21,275	37,911
Total assets	3,473,623	8,037,770	8,604,392	6,209,699	4,932,720
Debt	5,515,199	7,391,694	7,504,731	5,212,358	4,021,396
Total liabilities	5,867,155	7,590,145	7,602,412	5,291,696	4,136,005
Common stockholders’ equity (deficit)	(2,546,032)	295,125	899,480	815,503	734,215
Preferred stock	152,500	152,500	102,500	102,500	62,500

Supplemental Balance Sheet Data

Common shares outstanding	52,789	52,779	45,714	43,913	39,859

Book value (deficit) per share of common stock	$(48.23)	$5.59	$19.68	$18.57	$18.42

(1) Excluding equity in earnings of unconsolidated subsidiaries.

	Year Ended December 31,
	2008	2007	2006	2005	2004
Other Data

Cash Flow provided by (used in):

Operating activities	$118,174	$(6,510)	$16,322	$98,763	$90,355

Investing activities	1,692,712	33,972	(1,963,058)	(1,334,746)	(1,332,164)

Financing activities	(1,817,056)	23,083	1,930,832	1,219,347	1,219,317

Adjusted Funds from Operations (AFFO) (1)	(3,004,076)	(76,976)	119,421	104,031	86,201

(1)	We believe AFFO is one appropriate measure of the operating performance of real estate companies. We also believe that AFFO is an appropriate supplemental disclosure of operating performance for a REIT. Furthermore, AFFO is used to compute our incentive compensation to our manager. AFFO, for our purposes, represents net income available for common stockholders (computed in accordance with GAAP), excluding extraordinary items, plus depreciation of our operating real estate, and after adjustments for unconsolidated subsidiaries, if any. We consider gains and losses on resolution of our investments to be a normal part of our recurring operations and, therefore, do not exclude such gains and losses when arriving at AFFO. This is the one difference between our definition of AFFO and the National Association of Real Estate Investment Trusts (“NAREIT”) definition of FFO, which excludes gains and losses. Adjustments for unconsolidated subsidiaries, if any, are calculated to reflect AFFO on the same basis. AFFO does not represent cash generated from operating activities in accordance with GAAP and therefore should not be considered an alternative to net income as an indicator of our operating performance or as an alternative to cash flow as a measure of our liquidity and is not necessarily indicative of cash available to fund cash needs. Our calculation of AFFO may be different from the calculation used by other companies and, therefore, comparability may be limited.

	Year Ended December 31,
	2008	2007	2006	2005	2004
Calculation of Adjusted Funds From Operations (AFFO):

Income (loss) applicable to common stockholders	$(2,998,853)	$(78,097)	$118,609	$110,271	$92,321

Operating real estate depreciation	(5,223)	1,121	812	702	2,199

Accumulated depreciation on operating real estate sold	-	-	-	(6,942)	(8,319)

Adjusted Funds from operations (AFFO)	$(3,004,076)	$(76,976)	$119,421	$104,031	$86,201

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following should be read in conjunction with our consolidated financial statements and notes thereto included in Part II, Item 8, “Financial Statements and Supplementary Data,” and Part I, Item 1A, “Risk Factors.”

General

Newcastle Investment Corp. is a real estate investment and financing company. We invest in, and actively manage, a portfolio of real estate securities, loans and other real estate related assets. Our objective is to maximize the difference between the yield on our investments and the cost of financing these investments while hedging our interest rate risk. We emphasize portfolio management, asset quality, liquidity, diversification, match funded financing and credit risk management.

We currently own a diversified portfolio of credit sensitive real estate debt investments, including securities and loans. Our portfolio of real estate securities includes commercial mortgage backed securities (CMBS), senior unsecured debt issued by property REITs, real estate related asset backed securities (ABS) and FNMA/FHLMC securities. Mortgage backed securities are interests in or obligations secured by pools of mortgage loans. We generally target investments rated A through BB, except for our FNMA/FHLMC securities which have an implied AAA rating. We also own, directly and indirectly, interests in loans and pools of loans, including real estate related loans, commercial mortgage loans, residential mortgage loans, manufactured housing loans and subprime mortgage loans.

We employ leverage as part of our investment strategy. We do not have a predetermined target debt to equity ratio as we believe the appropriate leverage for the particular assets we are financing depends on the credit quality of those assets. As a result of our negative GAAP equity, our GAAP debt to equity ratio is not a meaningful measure as of December 31, 2008. Our general investment guidelines adopted by our board of directors limit total leverage (as defined under the governing documents) to a maximum 9.0 to 1 debt to equity ratio. As of December 31, 2008, our debt to equity ratio, as computed under this methodology, was approximately 4.7 to 1.

We strive to maintain access to a broad array of capital resources in an effort to insulate our business from potential fluctuations in the availability of capital. We utilize multiple forms of financing including collateralized bond obligations (CBOs), other securitizations, term loans, and trust preferred securities, as well as short term financing in the form of loans and repurchase agreements. As we discuss in more detail under “– Market Considerations” below, the ongoing credit and liquidity crisis has limited the array of capital resources available to us and made the terms of capital resources we are able to obtain less favorable to us relative to the terms we were able to obtain prior to the crisis. For example, we are currently contractually restricted from entering into new debt financings subject to margin calls other than to finance FNMA/FHLMC securities.

We seek to match fund our investments with respect to interest rates and maturities in order to reduce the impact of interest rate fluctuations on earnings and reduce the risk of refinancing our liabilities prior to the maturity of the investments. We seek to finance a substantial portion of our real estate securities and loans through the issuance of term debt, which generally represents obligations issued in multiple classes secured by an underlying portfolio of assets. Specifically, our CBO financings offer us the structural flexibility to buy and sell certain investments to manage risk and, subject to certain limitations, to optimize returns.

We conduct our business through four primary segments: (i) investments financed with non-recourse collateralized bond obligations (“CBOs”), (ii) investments financed with other non-recourse debt, (iii) investments financed with recourse debt, including FNMA / FHLMC securities, and (iv) unlevered investments. In the second quarter of 2008, Newcastle changed the structure of its internal organization such that the basis of the composition of its reportable segments changed from investment type to financing type. Revenues attributable to each segment, as restated for previously reported periods, are disclosed below (unaudited) (in thousands).

For the Year Ended	CBOs	Other Non- Recourse	Recourse	Unlevered	Unallocated	Total
December 31, 2008	$307,891	$88,643	$47,707	$22,672	$1,954	$468,867
December 31, 2007	$382,642	$98,255	$160,605	$37,297	$1,736	$680,535
December 31, 2006	$294,538	$80,685	$130,558	$23,473	$564	$529,818

In the fourth quarter of 2008, in accordance with current accounting rules, we recorded an impairment charge of $2.6 billion through our statement of operations on our securities and loans. For a further discussion of this impairment and the events that led to its being recorded, please refer to “– Market Considerations” below as well as Part I , Item 1A, “Risk Factors–Risks Relating to Our Business–Our investments have previously been – and in the future may be – subject to significant impairment charges, which adversely affect our results of operations.”

Taxation

We have elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended (the “Code”), and we intend to continue to operate in such a manner. Our current and continuing qualification as a REIT depends on our ability to meet various tax law requirements, including, among others, requirements relating to the sources of our income, the nature of our assets, the composition of our stockholders, and the timing and amount of distributions that we make. REIT distribution requirements may generally be satisfied up to 90% through stock dividends rather than cash, subject to limitations based on the value of the stock.

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

Market Considerations

Financial Institutions and Counterparty Risk

Many market participants have become increasingly uncertain about the health of a number of financial institutions and the financial system in general. Continuing write-downs and capital related issues affecting financial market participants have contributed to the recent wave of significant events affecting financial institutions, including the insolvency of Lehman Brothers, the government’s placing Fannie Mae, Freddie Mac and AIG under its supervision the announced distressed sales of all or portions of Bear Stearns, Merrill Lynch, Wachovia and Washington Mutual and the government’s increasing its equity investment in Citigroup. Although the United States and other governments have taken a number of significant steps to improve market conditions and the strength of major financial institutions, such efforts to date have not brought stability or liquidity to the capital markets, and we cannot predict the future conditions of these markets or the impact of such condition on our business.

The consolidation or elimination of Lehman Brothers, Bear Stearns and several other counterparties has increased our concentration of counterparty risk, decreased the universe of potential counterparties and reduced our ability to obtain competitive financing rates and terms. For a more detailed discussion of our counterparty default and concentration risk, see Part I, Item 1A, “Risk Factors – Risks Related to the Financial Services Industry and Financial Markets – We are subject to counterparty default and concentration risk.”

Financial Markets and Credit Spreads

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

During 2008, credit spreads widened substantially. This widening of credit spreads caused the net unrealized losses on our securities and derivatives to increase and, therefore, caused our book value per share to become negative. Furthermore, our costs of financing have increased as our short term debt has matured, which will contribute to a reduction in future earnings, cash flows and liquidity. One of the key drivers of the widening of credit spreads has been the continued disruption and liquidity concerns throughout the credit markets. The severity and scope of the disruption intensified meaningfully during the fourth quarter of 2008 and caused credit spreads to widen further during this period.

Liquidity

The ongoing credit and liquidity crisis has adversely affected us and the market in which we operate in a number of other ways. For example, it has reduced the market trading activity for many real estate securities and loans, resulting in less liquid markets for those securities and loans. As the securities held by us and many other companies in our industry are marked to market at the end of each quarter, the decreased liquidity and concern over market conditions have resulted in significant reductions in mark to market valuations of many real estate securities and loans and the collateral underlying them. These lower valuations, and decreased expectations of future cash flows, have affected us by, among other things:

—	decreasing our net book value;
—	contributing to our decision to record significant impairment charges;
—	prompting us to negotiate the removal of certain financial covenants from our non-CBO financings;
—

reducing the amount, which we refer to as cushion, by which we satisfy the over collateralization tests of our CBOs (sometimes referred to as CBO “triggers”) or contributing to several of our CBOs failing their over collateralization tests (see “– Liquidity and Capital Resources” and “– Debt Obligations” below); and

—	requiring us to pay additional amounts under certain financing arrangements.

In some cases, we have sold, and may continue to sell, assets at prices below what we believed to be their value in order to meet liquidity requirements under certain financing arrangements. Failed CBO triggers, impairments resulting from incurred losses, and asset sales at prices significantly below face amount, while the related debt is being repaid at its full face amount, further contribute to reductions in future earnings, cash flow and liquidity. As a result, we expect that our 2009 cash flow from operations will be significantly reduced relative to previous years.

In order to maintain liquidity, we have elected to retain the majority of our investment proceeds (including those from asset sales) in lieu of using those proceeds to make new investments, or to buy back stock or debt, and elected not to declare any common or preferred dividends during the fourth quarter of 2008. This approach has increased our liquidity while reducing our operating earnings. We may elect to adjust or not to pay any future dividend payments to reflect our current and expected cash from operations or to satisfy future liquidity needs.

Fourth Quarter Impairment

In the fourth quarter of 2008, in accordance with current accounting rules, we recorded an impairment charge of $2.6 billion through our statement of operations on our securities and loans. We note the following with respect to this charge:

-

Of the $2.6 billion impairment charge, we could only economically lose $262 million. Most of our assets are financed with non-recourse debt and our exposure to loss is limited to the aggregate amount of our investment in those assets, less any related non-recourse debt issued to third parties. In other words, the maximum amount we could economically lose in each of our non-recourse financing structures is the net amount we invested in them. However, current accounting rules require us to consolidate these structures and record impairment on the gross amount of assets within these structures regardless of whether we are economically exposed to such impairment. As a result, while we recorded an impairment charge of $2.6 billion, we could not economically lose more than $262 million of this amount, which represents the aggregate amount of our net investments prior to the charge. The $2.3 billion of impairment charges recorded in excess of this maximum possible economic loss will ultimately be reversed over time, either through amortization, sales at gains, or as gains at the deconsolidation or termination of the non-recourse financing structures.

-

This $2.6 billion impairment charge was mainly the result of our inability to express an intent and ability to hold our assets until a recovery in value. This means that since liquidity requirements or other factors could necessitate the sale of any number of our assets at a future date, and any such sales could result in realized accounting losses, we must record the aggregate potential accounting loss on all of our assets immediately even if we never expect to realize the majority of those losses.

-

This $2.6 billion impairment charge was comprised of $0.5 billion recorded with respect to securities and loans upon which we expect actual credit losses, and $2.1 billion recorded with respect to securities and loans upon which we do not expect actual credit losses. An expected credit loss refers to the expectation that a borrower under one of our securities or loans will not make its required interest and principal payments on their scheduled due dates, generally resulting in us not ultimately receiving all of the amounts due to us under such security or loan.

-

Impairment charges are not necessarily indicative of current or future reductions in cash flow, which are based on actual delinquencies and defaults or sales of assets at losses. Even with respect to the charges on investments where we do expect actual credit losses, cash flows received over the life of these investments, if we hold them to maturity, may exceed their current fair value.

-

If our assets continue to decline in value, we would likely be required to record additional impairment through our statement of operations in the future, which would adversely affect our results of operations. Furthermore, we could incur significant additional economic losses on assets outside of our non-recourse financing structures.

-

For a further discussion of impairment, please refer to Part I , Item 1A, “Risk Factors–Risks Relating to Our Business–Our investments have previously been – and in the future may be – subject to significant impairment charges, which adversely affect our results of operations.”

To assist readers’ understanding of the impairment charge, we have provided additional detail below regarding (1) the impairment recorded and (2) the rationale for recording the impairment.

Detail Regarding the Impairment

The following table summarizes the impairment recorded in the fourth quarter of 2008:

	Non-Recourse Structures			Recourse Financings/Unlevered
	Securities and Loans with:			Securities and Loans with:
	Expected Credit Losses	No Expected Credit Losses (A)	Total	Expected Credit Losses	No Expected Credit Losses (A)	Total	Total
Real estate securities
CMBS	$98,284	$1,236,720	$1,335,004	$3,117	$-	$3,117	$1,338,121
ABS - subprime	37,728	61,741	99,469	2,777	-	2,777	102,246
Subprime retained	510	451	961	965	-	965	1,926
Subprime residuals	-	-	-	1,044	-	1,044	1,044
ABS - other real estate	5,727	36,080	41,807	-	31	31	41,838
FNMA / FHLMC	-	-	-	-	-	-	-
REIT debt	105,896	137,409	243,305	-	-	-	243,305
Real estate related loans	-	-	-	-	-	-	-
Mezzanine loans	50,052	180,656	230,708	36,487	87,840	124,327	355,035
Corporate bank loans	131,581	104,280	235,861	-	-	-	235,861
B-Notes	3,465	102,936	106,401	54,623	6,914	61,537	167,938
Whole loans	-	23,604	23,604	-	-	-	23,604
ICH loans	-	-	-	-	-	-	-
Residential mortgage loans	-	-	-	-	-	-	-
Residential loans	-	-	-	-	22,364	22,364	22,364
Manufactured housing loans (B)	-	103,959	103,959	-	-	-	103,959

4th quarter 2008 impairment charges	$433,243	$1,987,836	2,421,079	$99,013	$117,149	216,162	2,637,241

Charges in excess of investment (C)			(2,375,239)			-	(2,375,239)

Potential net loss (D)			$45,840			$216,162	$262,002

Prior impairment charges: (E)
First three quarters of 2008	$268,151	$-	$268,151	$77,981	$-	$77,981	$346,132
2007	$138,570	$-	$138,570	$71,357	$-	$71,357	$209,927
2006	$-	$-	$-	$4,127	$-	$4,127	$4,127
Unrealized loss on hedges in non-recourse structures (F)			$310,879			$-	$310,879

(A)	Represents investments on which we do not expect future credit losses. Impairment to current fair value was nonetheless required to be recorded since it is possible that we may sell any of these investments prior to a recovery in value. Furthermore, while we do not expect to incur credit losses on these investments at this time, their credit may deteriorate and we could incur credit losses on these investments in the future.

(B)	Financed with both recourse and non-recourse debt.

(C)	Represents the resulting negative book equity in Newcastle’s non-recourse financing structures after the impairment charges. If this portion of the charges is ultimately realized through credit losses, it would impact the amounts received by Newcastle’s non-recourse debt holders rather than its shareholders as Newcastle's maximum possible economic loss on these structures is equal to its investment. As a result, this portion of the charges will be reversed over time, either through amortization, sales at gains, or as gains at the deconsolidation or termination of the CBOs.

(D)	Represents the portion of the charges necessary to bring the book equity in Newcastle’s non-recourse financing structures to zero. This represents the maximum portion of these unrealized impairment charges that could ultimately be economically realized by Newcastle. This portion of the charges will either be economically realized or be reversed as described above.

(E)	These prior impairments represent potential future economic losses. In the fourth quarter analysis above, it is assumed that these amounts have already been economically lost.

(F)	If the hedges increase in value, the potential economic loss on the hedges would decrease and the potential economic loss on the investments would increase in direct proportion (such that the net investment in the CBOs remained at zero). This would have no net impact on potential losses.

Rationale for Recording the Impairment

As has been widely publicized, the global credit and liquidity crisis intensified significantly during the fourth quarter of 2008, resulting in extraordinarily difficult market conditions – perhaps more difficult than at any time since the Great Depression. These extraordinary conditions affected us in a number of ways and, ultimately, caused Newcastle to reconsider its intent and ability to hold its investments until recovery. Set forth below is additional detail regarding

(1) certain market events and conditions that arose in the fourth quarter of 2008 and (2) the impact of these market events on Newcastle, including on its intent and ability to hold its investments until recovery.

Fourth Quarter Market Events and Conditions

The fourth quarter of 2008 represented an extraordinarily difficult market in which to operate for a number of reasons, including, but not limited to:

—

The economy contracted significantly, in part due to significant increases in unemployment rates. For example, the United States GDP shrank at a 6.2% annualized rate, the greatest decline in 15 years. Moreover, unemployment rates increased tremendously during the fourth quarter: 54% of all jobs lost in 2008 were lost during the fourth quarter. These events negatively affected the economy in a number of ways, including increasing delinquency and foreclosure rates on mortgages.

—	Significant price declines in U.S. equities markets made it much more difficult for U.S. companies to obtain additional equity capital.
—

Credit markets experienced arguably unprecedented price declines and spread widening as market participants sold debt at distressed prices to deliver and to reduce their exposure to residential and commercial real estate debt, which experienced significant deterioration in credit quality during the fourth quarter. Residential subprime delinquencies increased approximately 10% during the fourth quarter. Prices on indices that reference subprime AAA-rated securities declined approximately 30%, and credit spreads on subprime AAA-rated securities widened approximately 700 basis points. AAA-rated commercial mortgage backed securities declined approximately 21% in the fourth quarter, and credit spreads on these securities widened approximately 330 basis points in the fourth quarter.

As a result of these factors, it became extremely difficult for many companies to raise capital through any means other than asset sales.

In addition, market conditions have deteriorated significantly during the first quarter of 2009, and we currently expect that the conditions we are experiencing in the first quarter are likely to continue for an indeterminate period of time.

Impact of Fourth Quarter Market Events on Newcastle

The events and conditions described above significantly affected Newcastle during the fourth quarter in a number of ways, including, but not limited to:

—

Margin Calls – During the period from November 9, 2008 through December 31, 2008, Newcastle received approximately $100 million of margin calls due to decreases in advance rates under its financings and declines in mark-to-market prices. These margin calls contributed to the reduction of our unrestricted cash balance from approximately $102 million to approximately $50 million as of December 31, 2008.

—

Repayment of Repurchase Agreement – On November 16, 2008, one of our repurchase agreement counterparties notified us that it would not elect to extend, or “roll,” its repurchase agreement with us, which financed approximately $93 million of loans. In connection with this termination, we had to repay $7.5 million to the counterparty (which is included in the margin calls discussed above).

—

Need for Liquidity – The need to rebuild our liquidity position after paying margin calls and renegotiating certain of our financings, combined with the general unavailability of equity and debt financing, prompted Newcastle to elect to sell assets – both within and outside of our non-recourse financing structures – to increase liquidity and reduce debt. During the period from November 9, 2008 through December 31, 2008, we sold approximately $40 million of securities and approximately $105 million of loans. In addition, we sold approximately $35 million of loans for liquidity reasons in the first quarter of 2009 and expect to continue to sell assets.

In accordance with the applicable accounting rules, Newcastle is required to evaluate its intent and ability to hold its assets as of the end of each fiscal quarter. If we cannot express the intent and ability to hold our assets to recovery, we are required, under the applicable accounting rules, to record impairment with respect to all of our assets that were in an unrealized loss position as of quarter end. In light of (i) the market events which occurred during the fourth quarter of 2008, (ii) Newcastle’s response to these events, (iii) the pronounced further deterioration of market conditions in the first quarter of 2009, (iv) our current expectation that these or similar conditions are likely to continue, (v) our pattern of selling assets in the fourth quarter of 2008 and first quarter of 2009, and (vi) expected future sales, both within and outside of our non-recourse financing structures, we have concluded that we are no longer capable of expressing an intent and ability to hold such assets. Furthermore, we do not have the ability to hold all of our non-CBO assets and cannot specify with precision which CBO assets we intend to hold. As a result, we have concluded that, consistent with the applicable rules, we must record impairment with respect to all of our investments that were in an unrealized loss position as of December 31, 2008. This conclusion allows us to retain flexibility in our ability to sell assets to meet liquidity needs and to potentially capitalize on certain future opportunities.

It is important for readers to understand the following points regarding the $2.6 billion impairment charge:

—

Of the $2.6 billion charge, $2.4 billion represents impairments taken with respect to assets held in our non-recourse structures. Due to the non-recourse nature of these obligations, the maximum amount we could economically lose from our non-recourse structures is the amount of net equity we have invested in them, which is $45.8 million;

—

Consequently, while the accounting rules result in impairment charges of $2.6 billion, we could not economically lose more than $262 million of this amount (i.e., our net equity investments in our non-recourse financing structures of $45.8 million plus the impairment taken with respect to assets held outside our non-recourse financing structures of $216.2 million);

—

The recording of this impairment charge did not cause any decrease in the amount of cash flow we receive from our investments, although the impairment recorded with respect to loans and securities upon which we expect actual credit losses may be indicative of future decreases in cash flow;

—	The recording of this impairment charge did not result in any default under any of our financing agreements; and
—

If our assets continue to decline in value, we would likely be required to record additional impairment through our statement of operations in the future, which would adversely affect our results of operations. Furthermore, we could incur significant additional economic losses on assets outside of our non-recourse financing structures.

Extent of Market Disruption

We do not currently know the full extent to which this market disruption will affect us or the markets in which we operate, and we are unable to predict its length or ultimate severity. If the disruption continues, we will likely experience further tightening of liquidity, additional impairment charges, challenges in complying with the terms of our financing agreements, increased margin requirements, and additional challenges in raising capital and obtaining investment financing on attractive terms. If we raised capital or issued unsecured debt in the current market, it would be significantly dilutive to our current shareholders.

Future cash flows and our liquidity may be materially impacted if conditions do not improve. Should the current conditions worsen, or persist for an extended period of time, our available capital could be reduced upon the expiration or termination of our capital resources, including through defaults under debt covenants. This could ultimately threaten our ability to continue as a going concern.

Certain aspects of these effects are more fully described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Interest Rate, Credit and Spread Risk” and “– Liquidity and Capital Resources” as well as in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk.”

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

The following table presents information on shares of our common stock issued since our formation:

Year	Shares Issued	Range of Issue Prices (1)	Net Proceeds (millions)
Formation	16,488,517	N/A	N/A
2002	7,000,000	$13.00	$80.0
2003	7,886,316	$20.35-$22.85	$163.4
2004	8,484,648	$26.30-$31.40	$224.3
2005	4,053,928	$29.60	$108.2
2006	1,800,408	$29.42	$51.2
2007	7,065,362	$27.75-$31.30	$201.3
2008	9,871	N/A	$0.1

December 31, 2008	52,789,050

(1)  Excludes prices of shares issued pursuant to the exercise of options and of shares issued to our independent directors.

As of December 31, 2008, approximately 5.0 million of our shares of common stock were held by our manager, through its affiliates, and principals of Fortress. In addition, our manager, through its affiliates, held options to purchase approximately 1.6 million shares of our common stock at December 31, 2008.

Application of Critical Accounting Policies

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that could affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. Actual results could differ from these estimates. Management believes that the estimates and assumptions utilized in the preparation of the consolidated financial statements are prudent and reasonable. Actual results have been in line with Management’s estimates and judgements used in applying each of the accounting policies described below. A summary of our significant accounting policies is presented in Note 2 to our consolidated financial statements, which appear in Part II, Item 8, “Financial Statements and Supplementary Data.” The following is a summary of our accounting policies that are most effected by judgments, estimates and assumptions.

Variable Interest Entities

Financial Accounting Standards Board Interpretation (“FIN”) No. 46R “Consolidation of Variable Interest Entities” clarified the methodology for determining whether an entity is a variable interest entity (“VIE”) and the methodology for assessing who is the primary beneficiary of a VIE. VIEs are defined as entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. A VIE is required to be consolidated by its primary beneficiary, and only its primary beneficiary, which is defined as the party who will absorb a majority of the VIE’s expected losses or receive a majority of the expected residual returns as a result of holding variable interests.

The VIEs in which we have a significant interest include (i) our subprime securitizations, which are held in qualifying special purpose entities under SFAS 140 and are therefore exempt from consolidation as VIEs, (ii) our trust preferred subsidiary, which we do not consolidate since we are not the primary beneficiary, as we do not absorb a majority of its expected losses or receive a majority of its expected residual returns and (iii) our CBOs, in which we have been determined to be the primary beneficiary and therefore consolidate them, since we would absorb a majority of their expected losses and receive a majority of their expended residual returns, as determined on the date of formation and on any applicable reconsideration dates. Our CBOs are held in special purpose entities whose debt is treated as a non-recourse secured borrowing of Newcastle.

We will continue to analyze future investments, as well as reconsideration events in existing entities, pursuant to the requirements of FIN 46R. These analyses require considerable judgment in determining the primary beneficiary of a VIE since they involve estimated probability weighting of subjectively determined possible cash flow scenarios. The result could be the consolidation of an entity that would otherwise not have been consolidated or the non-consolidation of an entity that would otherwise have been consolidated.

Valuation and Impairment of Securities

We have classified all our real estate securities as available for sale. As such, they are carried at fair value with net unrealized gains or losses reported as a component of accumulated other comprehensive income, to the extent impairment losses are considered temporary as described below. Fair value may be based upon broker quotations, counterparty quotations or pricing services quotations, which provide valuation estimates based upon reasonable market order indications or a good faith estimate thereof and are subject to significant variability based on market conditions, such as interest rates, credit spreads and market liquidity. A significant portion of our securities are currently not traded in active markets and therefore have little or no price transparency. For a further discussion of this trend, see “– Market Considerations” above. As a result, we have estimated the fair value of these illiquid securities based on internal pricing models rather than broker quotations. The determination of estimated cash flows used in pricing models is inherently subjective and imprecise. Changes in market conditions, as well as changes in the assumptions or methodology used to determine fair value, could result in a significant and immediate increase or decrease in our book equity. For securities valued with pricing models, these inputs include the discount rate, assumptions relating to prepayments, default rates and loss severities, as well as other variables.

See Note 7 to our consolidated financial statements in Part II, Item 8, “Financial Statements and Supplementary Data” for information regarding the fair value of our investments, and its estimation methodology, as of December 31, 2008.

Our estimation of the fair value of level 3B assets (as described below) involves significant judgment. Changes in market conditions, as well as changes in the assumptions or methodology used to determine fair value, could result in a significant increase or decrease in our book equity. For securities valued using pricing models, the inputs include the discount rate, assumptions relating to prepayments, default rates and loss severities, as well as other variables. We validated the inputs and outputs of our models by comparing them to available independent third party market parameters and models for reasonableness. We believe the assumptions we used are within the range that a market participant would use and factor in the relative illiquidity currently in the markets. In comparison to the prior year end, we have used slower prepayment speeds, higher default rates and higher severity assumptions as inputs to our pricing models in order to reflect current market conditions. In 2008, Newcastle lowered the prepayment assumptions based on observed reductions in actual prepayment speeds and slower expected future prepayments consistent with market projections. The slower prepayments were the result of increasing difficulties for borrowers to refinance, caused by a tightening of underwriting standards, decline in home prices, contraction of available lenders due to bank failures and a distressed securitization market. Default assumptions were increased due to higher levels of delinquent underlying loans. Loss severity assumptions were increased based on observed increases in recent loss severities that have been driven by falling home prices and the increasing number of foreclosures or distressed home sales in the residential sector and higher losses as a result of the increasing number of foreclosures and bankruptcies of borrowers experienced in the commercial sector.

For securities valued with internal models, which have an aggregate fair value of $179.8 million as of December 31, 2008, a 10% unfavorable change in our assumptions would result in the following decreases in such aggregate fair value:

	CMBS	ABS
Outstanding face amount	$272,539	$428,298
Fair value	$91,610	$88,153
Effect on fair value with 10% unfavorable change in:
Discount rate	$(7,753)	$(4,104)
Prepayment rate	N/A	$(2,143)
Default rate	$(10,053)	$(11,311)
Loss severity	$(11,333)	$(13,940)

The sensitivity analysis is hypothetical and should be used with caution. In particular, the results are calculated by stressing a particular economic assumption independent of changes in any other assumption; in practice, changes in one factor may result in changes in another, which might counteract or amplify the sensitivities. Also, changes in the fair value based on a 10% variation in an assumption generally may not be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear.

Pursuant to SFAS 157, as described below, our securities must be categorized by the “level” of inputs used in estimating their fair values. Level 1 would be assets valued based on quoted prices for identical instruments in active markets; we have no level 1 assets. Level 2 would be assets valued based on quoted prices in active markets for similar instruments, on quoted prices in less active or inactive markets, or on other “observable” market inputs. Level 3 would be assets valued based significantly on “unobservable” market inputs. We have further broken level 3 into level 3A, third party indications, and level 3B, internal models. Fair value under SFAS 157 represents an exit price in the normal course of business, not a forced liquidation price. If we were forced to sell assets in a short period to meet liquidity needs, the prices we receive could be substantially less than the recorded fair values

We generally classify the broker quotations we receive as level 3A inputs, except for certain liquid securities. They are quoted prices in generally inactive and illiquid markets for identical or similar securities. These quotations are generally received via email and contain disclaimers which state that they are “indicative” and not “actionable” – meaning that the party giving the quotation is not bound to actually purchase the security at the quoted price. These quotations are generally based on models prepared by the brokers and we have little visibility into the inputs they use. Based on procedures we have performed with respect to prior quotations received from these brokers in comparison to the outputs generated from our internal pricing models and transactions we have completed with respect to these securities, as well as on our knowledge and experience of these markets, we have generally determined that these quotes represent a reasonable estimate of fair value. In addition, management performs its own quarterly analysis of fair value, based on internal pricing models, to confirm that each of the quotations received represented a reasonable estimate of fair value as defined under SFAS 157. For securities valued using quotations, a 100 basis point change in credit spreads would impact estimated fair value by approximately $40.5 million.

We must also assess whether unrealized losses on securities, if any, reflect a decline in value which is other-than-temporary and, if so, write the impaired security down to its fair value through earnings. A decline in value is deemed to be other-than-temporary if it is probable that we will be unable to collect all amounts due according to the contractual terms of a security which was not impaired at acquisition, or if we do not have the ability and intent to hold a security in an unrealized loss position until its anticipated recovery (if any). For the purposes of performing this analysis, we assume the anticipated recovery period is until the respective security’s expected maturity. As of December 31, 2008, we determined that we could not express the intent and ability to hold all of our securities which are in an unrealized loss position until their anticipated recovery. See “– Market Considerations” above. Also, for those securities within the scope of EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” as amended by FSP EITF 99-20-1, whenever there is a probable adverse change in the timing or amounts of estimated cash flows of a security from the cash flows previously projected, an other-than-temporary impairment is considered to have occurred. Securities within the scope of EITF 99-20 are also analyzed for other-than-temporary impairment under the guidelines applicable to all securities as described herein. We note that primarily all of our securities, except our FNMA/FHLMC securities, fall within the scope of EITF 99-20.

Temporary declines in value generally result from changes in market factors, such as market interest rates and credit spreads, or from certain macroeconomic events, including market disruptions and supply changes, which do not directly impact our ability to collect amounts contractually due. We continually evaluate the credit status of each of our securities and the collateral supporting our securities. This evaluation includes a review of the credit of the issuer of the security (if applicable), the credit rating of the security, the key terms of the security (including credit support), debt service coverage and loan to value ratios, the performance of the pool of underlying loans and the estimated value of the collateral supporting such loans, including the effect of local, industry and broader economic trends and factors. These factors include loan default expectations and loss severities, which are analyzed in connection with a particular security’s credit support, as well as prepayment rates. These factors are also analyzed in relation to the amount of the unrealized loss and the period elapsed since it was incurred. The result of this evaluation is considered when determining management’s estimate of cash flows, particularly with respect to developing the necessary inputs and assumptions. Each security is impacted by different factors and in different ways; generally the more negative factors which are identified with respect to a given security, the more likely we are to determine that we do not expect to receive all contractual payments when due with respect to that security. Significant judgment is required in this analysis.

During the year ended December 31, 2008, we had 121, or $233.4 million carrying amount of, securities that were downgraded. All of these securities were determined to be other-than-temporarily impaired during this period. However, we do not depend on credit ratings in underwriting our securities, either at acquisition or on an ongoing basis. As mentioned above, a credit rating downgrade is one factor that we monitor and consider in our analysis regarding other-than-temporary impairment, however it is not determinative. Our securities generally benefit from the support of one or more subordinate classes of securities or equity or other forms of credit support. Therefore, credit rating downgrades, even to the extent they relate to an expectation that a securitization we have invested in, on an overall basis, has credit issues, may not ultimately impact cash flow estimates for the class of securities in which we are invested.

Furthermore, the analysis of whether we have the intent and ability to hold the securities until recovery can also be subject to significant judgment, particularly in times of market illiquidity such as we are currently experiencing. If we sell assets for liquidity reasons, without a significant change in facts and circumstances, with respect to which we had previously expressed an intent and ability to hold, this could “taint” the reliability of our expressed intent and ability and cause us to record significant incremental impairments in the future. See “– Market Considerations” above.

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

These uncertainties and contingencies are difficult to predict and are subject to future events, and economic and market conditions, which may alter the assumptions. For securities acquired at a discount for credit losses, the net income recognized is based on a “loss adjusted yield” whereby a gross interest yield is recorded to Interest Income, offset by a provision for probable, incurred credit losses which is accrued on a periodic basis to Provision for Credit Losses. The provision is determined based on an evaluation of the credit status of securities, as described in connection with the analysis of impairment above. A rollforward of the provision, if any, is included in Note 4 to our consolidated financial statements in Part II, Item 8, “Financial Statements and Supplementary Data.”

Valuation of Derivatives

Similarly, our derivative instruments are carried at fair value pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended. Fair value is based on counterparty quotations. To the extent they qualify as cash flow hedges under SFAS No. 133, net unrealized gains or losses are reported as a component of accumulated other comprehensive income; otherwise, they are reported currently in income. To the extent they qualify as fair value hedges, net unrealized gains or losses on both the derivative and the related portion of the hedged item are reported currently in income. Fair values of such derivatives are subject to significant variability based on many of the same factors as the securities discussed above, including counterparty credit risk. The results of such variability could be a significant increase or decrease in our book equity and/or earnings.

Impairment of Loans

We purchase, directly and indirectly, real estate related, commercial mortgage and residential mortgage loans, including manufactured housing loans and subprime mortgage loans. We must periodically evaluate each of these loans or loan pools for possible impairment. Impairment is indicated when it is deemed probable that we will be unable to collect all amounts due according to the contractual terms of the loan, or, for loans acquired at a discount for credit losses, when it is deemed probable that we will be unable to collect as anticipated. Upon determination of impairment, we would establish a specific valuation allowance with a corresponding charge to earnings. We continually evaluate our loans receivable for impairment. Our residential mortgage loans, including manufactured housing loans, are aggregated into pools for evaluation based on like characteristics, such as loan type and acquisition date. Individual loans are evaluated based on an analysis of the borrower’s performance, the credit rating of the borrower, debt service coverage and loan to value ratios, the estimated value of the underlying collateral, the key terms of the loan, and the effect of local, industry and broader economic trends and factors. Pools of loans are also evaluated based on similar criteria, including historical and anticipated trends in defaults and loss severities for the type and seasoning of loans being evaluated. This information is used to estimate specific impairment charges on individual loans as well as provisions for estimated unidentified incurred losses on pools of loans. Significant judgment is required both in determining impairment and in estimating the resulting loss allowance. Furthermore, we must assess our intent and ability to hold our loan investments on a periodic basis. If we do not have the intent and ability to hold a loan for the foreseeable future or until its expected payoff, the loan must be classified as “held for sale” and recorded at the lower of cost or estimated value. As of December 31, 2008, we determined that we could not express the intent and ability to hold all of our loans which are in an unrealized loss position for the foreseeable future or until their expected pay off. See “– Market Considerations” above.

Revenue Recognition on Loans

Income on these loans is recognized similarly to that on our securities and is subject to similar uncertainties and contingencies, which are also analyzed on at least a quarterly basis. For loans acquired at a discount for credit losses, the net income recognized is based on a “loss adjusted yield” whereby a gross interest yield is recorded to Interest Income, offset by a provision for probable, incurred credit losses which is accrued on a periodic basis to Provision for Credit Losses. The provision is determined based on an evaluation of the loans as described under “Impairment of Loans” above. A rollforward of the provision is included in Note 5 to our consolidated financial statements in Part II, Item 8, “Financial Statements and Supplementary Data.”

Recent Accounting Pronouncements

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

The servicer for Subprime Portfolios I and II may make loan modifications in accordance with the ASF Framework, but we do not expect any such modifications to have a material effect on the accounting for our subprime mortgage loans subject to call options or retained interests in the securitizations of Subprime Portfolios I and II. Furthermore, we do not expect that the ASF Framework will affect the off balance sheet treatment of the securitizations of Subprime Portfolios I and II.

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

In September 2008, the FASB issued exposure drafts of two proposed standards, “Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140,” and “Amendments to FASB Interpretation No. 46(R).” These proposed standards would fundamentally change the requirements to consolidate (or deconsolidate) special purpose and variable interest entities and would be effective for us in 2010. We are currently evaluating the potential impact of these proposed standards on us. If the adoption of these proposed standards caused us to deconsolidate our CBOs, we would record a gain to the extent that we have taken impairment on assets within a given CBO in excess of our investment in such CBO. This gain would likely be very substantial. See “– Market Considerations” above and “– Debt Obligations” below.

In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20.” This FSP amends EITF No. 99-20 to achieve more consistent determination of whether an other-than-temporary impairment has occurred, with the same objective as SFAS 115. In particular, it changed a requirement to analyze a security’s estimated cash flows from a market participant’s perspective to an analysis from the perspective of the holder. It is effective for periods ending after December 15, 2008 and is applied prospectively. Due to the prospective nature of its adoption, the adoption of FSP EITF 99-20-1 did not have a material impact on our financial condition, liquidity or results of operations. It could have a material impact on our impairment analyses subsequent to adoption, to the extent that our estimation of a security’s cash flows differ from our estimation of how a market participant would estimate such cash flows. However, we believe we generally analyze cash flows of securities in a manner consistent with market practice.

Results of Operations

The following table summarizes the changes in our results of operations from year-to-year (dollars in thousands):

	Year-to-Year Increase (Decrease)		Year-to-Year Percent Change		Explanation
	2008/2007	2007/2006	2008/2007	2007/2006	2008/2007	2007/2006

Interest income	$(211,668)	$150,717	(31.1%)	28.4%	(1)	(1)

Interest expense	(169,629)	102,663	(35.6%)	27.4%	(1)	(1)
Loan and security servicing expense	(3,070)	2,775	(31.6%)	40.0%	(1)	(1)
Provision for credit losses	(1,937)	956	(18.6%)	10.1%	(2)	(2)
General and administrative expense	1,437	1,168	24.5%	24.9%	(3)	(3)
Management fee to affiliate	743	3,627	4.2%	25.9%	(4)	(4)
Incentive compensation to affiliate	(6,209)	(6,036)	(100.0%)	(49.3%)	(4)	(4)
Depreciation and amortization	(2)	18	(0.7%)	6.6%	N/A	N/A
Other-than-temporary impairment	1,795,094	202,602	N.M.	N.M.	(5)	(5)
Loan impairment	353,124	-	N.M.	N.M.	(5)	N/A
Provision for losses, loans held for sale	625,228	3,198	N.M.	N.M.	(6)	(6)
Gain (loss) on sale of investments, net	(72,662)	996	N.M.	N.M.	(7)	(7)
Gain (loss) on extinguishment of debt	28,856	(14,374)	N.M.	N.M.	(8)	(8)
Other income (loss), net	(62,885)	(18,589)	N.M.	N.M.	(9)	(9)

Equity in earnings of unconsolidated subsidiaries, net	2,767	(578)	51.3%	(9.7%)	(10)	(10)
Income (loss) from continuing operations	$(2,910,371)	$(192,799)	418.1%	(151.2%)

N.M. – Not meaningful

(1)	Changes in interest income and expense are primarily related to our acquisition and disposition during these periods of interest bearing assets and related financings, as follows:

	Year-to-Year Increase
	Interest Income	Interest Expense
	2008/2007	2008/2007
Disposition of securities and loans	$(77,867)	$(62,109)
New debt obligations and related asset acquisitions	42,737	28,647
Repayment of CBO debt obligations and related dispositions	(84,035)	(65,684)
Paydown	(29,601)	(17,661)
Other (primarily changes in rates)	(62,902)	(52,822)

	$(211,668)	$(169,629)

	Year-to-Year Increase
	Interest Income	Interest Expense
	2007/2006	2007/2006
Real estate security and loan portfolios (A)	$76,231	$53,497
FNMA/FHLMC securities	21,441	20,354
Other real estate related loans	18,104	5,293
Subprime mortgage loan portfolios	33,064	21,446
Credit facility and junior subordinated notes	-	(1,556)
Residential mortgage loan portfolios	8,799	5,306
Other real estate related loans (B)	(6,922)	(1,677)

	$150,717	$102,663

(A) Represents our CBO financings and the acquisition of the related collateral in the respective years.

(B) These loans received paydowns during the period which served to offset the amounts listed above.

Changes in loan and security servicing expenses are also primarily due to these acquisitions and paydowns.

(2)	The change in 2008 is primarily due to a decreased provision for our pool of manufactured housing loans as a result of paydowns. The increase in 2007 is primarily due to the acquisition of a pool of manufactured housing loans in August 2006.

(3)	The increase from 2007 to 2008 is due to increases in insurance expense and professional fees whereas the increase from 2006 to 2007 is the result of increased market data services, professional fees and excise tax.

(4)	The increases in management fees are a result of our increased size resulting from equity issuances during 2006 and 2007. The decreases in incentive compensation are a result of impairment charges recorded. As a result of impairment charges, we will not owe incentive compensation to our manager for an indefinite period of time.

(5)	The changes are due to the impairment charges recorded as a result of the continued credit market turmoil and us not being able to express the intent and ability to hold our investments through maturity or recovery.

(6)	The increase from 2007 to 2008 is the result of the classification of loans as held for sale as we could no longer express the intent and ability to hold our loan investments through maturity. The increase from 2006 and 2007 is due to the unrealized losses recorded in 2007 on a pool of subprime mortgage loans and two real estate loans which were considered held for sale.

(7)	The changes are a result of the net gain or loss on the sale of securities, loans and termination of derivatives during the respective years. The increase in the loss on sale of investments in 2008 is predominantly the result of the sales of loans and securities in an unrealized loss position in the fourth quarter of 2008 due to the credit and liquidity crisis.

(8)	The increase from 2007 to 2008 is due to gains on the repurchase of our own debt offset by the write-off of deferred financing costs upon repayment of debt obligations. The decrease from 2006 to 2007 is due to cash costs and non-cash charges related to the write-off of deferred financing costs as a result of the repayment of the ABCP facility and redemption of three CBOs in 2007.

(9)	The changes are primarily a result of the decrease in fair value of total rate of return swaps and other non-hedge derivatives, which we mark to market through the income statement, and the ineffectiveness of derivatives designated as hedges.

(10)	The increase from 2007 to 2008 is a result of the gain on sale of our interests in an operating real estate joint venture in 2008. The decrease from 2006 to 2007 is primarily due to a decrease in earnings from an unconsolidated subsidiary which owns franchise loans, offset by the gain from the sale of certain franchise loans.

Liquidity and Capital Resources

Overview

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments, and other general business needs. Additionally, to maintain our status as a REIT under the Code, we must distribute annually at least 90% of our REIT taxable income. We note that we believe we have already met this requirement for 2008 and that up to 90% of this requirement may be met in future years through stock dividends rather than cash in future periods, subject to limitations based on the value of our stock. Our primary sources of funds for liquidity consist of net cash provided by operating activities, sales or repayments of investments, potential borrowings under loans, potential proceeds received from repurchase agreements and similar financings and the issuance of debt and equity securities, when available. Our debt obligations are generally secured directly by our investment assets except for the trust preferred securities.

Sources of Liquidity and Uses of Capital

With respect to the next twelve months, we expect that our cash on hand, when combined with our cash flow provided by operations, and proceeds from the potential repayment or sale of investments will be sufficient to satisfy our anticipated liquidity needs with respect to our current investment portfolio, including related financings, hedges and operating expenses. While it is inherently more difficult to forecast beyond the next twelve months, we currently expect to meet our long-term liquidity requirements, specifically the repayment of our debt obligations, through additional borrowings, proceeds received from repurchase agreements and similar financings and the liquidation or refinancing of our assets.

These short-term and long-term expectations are forward-looking and subject to a number of uncertainties and assumptions, which are described below under “–Factors That Could Impact Our Liquidity” as well as Part I, Item 1A, “Risk Factors.” If our assumptions about our liquidity prove to be incorrect, we could be subject to a shortfall in liquidity in the future, and this short-fall may occur rapidly and with little or no notice, which would limit our ability to address the shortfall on a timely basis.

Cash flow provided by operations constitutes a critical component of our liquidity. Essentially, our cash flow provided by operations is equal to (i) the net cash flow from our CBOs that have not failed their over collateralization tests, plus (ii) the net cash flow from our non-CBO investments that are not subject to mandatory debt repayment, including principal and sales proceeds, less (iii) operating expenses (primarily management fees, professional fees and insurance), and less (iv) interest on the junior subordinated notes payable (the trust preferred securities).

Our cash flow provided by operations differs from our net income (loss) due to these primary factors: (i) accretion of discount or premium on our real estate securities and loans (including the accrual of interest and fees payable at maturity), discount on our debt obligations, deferred financing costs and interest rate cap premiums, and deferred hedge gains and losses, (ii) gains and losses from sales of assets financed with CBOs, (iii) the provision for credit losses and impairments recorded in connection with our loan assets, as well as other-than-temporary impairment on our securities, (iv) unrealized gains or losses on our non-hedge derivatives, particularly our total rate of return swaps, (v) the non-cash charges associated with our early extinguishment of debt, and (vi) net income (loss) generated within CBOs that have failed triggers and therefore do not remit cash to us. Proceeds from the sale of assets which serve as collateral for our CBO financings, including gains thereon, are required to be retained in the CBO structure until the related bonds are retired and are therefore not available to fund current cash needs outside of these structures.

Update on Liquidity, Capital Resources and Capital Obligations

As described elsewhere under “–Market Considerations” and “–Fourth Quarter Impairment,” events and conditions arose in the fourth quarter that significantly impacted our liquidity and prompted us to modify our non-CBO financings to remove various covenants, and eliminate the margin call provisions in the agreements. In exchange for these modifications, we agreed to make amortization payments over set periods of time. Certain details regarding our liquidity, current financings and capital obligations are set forth below (information is as of March 13, 2009 unless otherwise noted):

—	Cash – We had unrestricted cash outside our CBOs of $40.1 million. In addition, we had $78.9 million of restricted cash held in CBO financing structures;

—

Margin Exposure – We have no financings subject to margin calls, other than one repurchase agreement which finances our FNMA/FHLMC investments and four interest rate swap agreements with an aggregate notional amount of $76.0 million outside of our non-recourse structures, which limits the potential for margin calls to reduce our liquidity;

—

Repayment/Renegotiation of Repurchase Agreements – Substantially all of our assets, other than our FNMA/FHLMC investments, are currently financed with term debt subject to amortization payments, as opposed to short-term debt such as repurchase agreements, which could be subject to margin requirements or termination;

—

Construction Loan Funding Commitment – We have outstanding recourse funding commitments with respect to a commercial construction loan of up to an additional $39.5 million outside of our CBOs, subject to certain conditions to be met by the borrowers. This remaining commitment is expected to be funded over the next seventeen months.

—	Recourse Financings – The following table compares the face amount of our recourse financings, excluding the trust preferred securities, as of March 13, 2009 and December 31, 2008:

	March 13, 2009	December 31, 2008
Recourse Financings
Real Estate Securities and Loans	$91	$103
Manufactured Housing Loans	20	51
FNMA/FHLMC Securities	49	173

Total Recourse Financings	160	327

It is important for readers to understand that our liquidity, available capital resources and capital obligations could change rapidly due to a variety of factors, many of which are beyond our control. Set forth below is a discussion of some of the factors that could impact our liquidity, available capital resources and capital obligations.

Factors That Could Impact Our Liquidity, Capital Resources and Capital Obligations

We refer readers to our discussions in other sections of this report for the following information:

—	For a further discussion of recent trends and events affecting our liquidity, see “– Market Considerations” above;
—	As described below, under “– Interest Rate, Credit and Spread Risk,” we are subject to margin calls in connection with our derivatives related to the non-recourse financing structures;
—

Our match funded investments are financed long term, and their credit status is continuously monitored, which is described under “Quantitative and Qualitative Disclosures About Market Risk — Interest Rate Exposure” below. Our remaining investments, generally financed with short term debt or short term repurchase agreements, are also subject to refinancing risk upon the maturity of the related debt. See “Debt Obligations” below; and

—	For a further discussion of a number of risks that could affect our liquidity, access to capital resources and our capital obligations, see “Risk Factors” above.

In addition to the information referenced above, the following factors could also affect our liquidity, access to capital resources and our capital obligations. As such, if their outcomes do not fall within our expectations, changes in these factors could result in a liquidity shortfall.

—

Access to Financing from Counterparties – Decisions by investors, counterparties and lenders to enter into transactions with us will depend upon a number of factors, such as our historical and projected financial performance, compliance with the terms of our current credit and derivative arrangements, industry and market trends, the availability of capital and our investors’, counterparties’ and lenders’ policies and rates applicable thereto, and the relative attractiveness of alternative investment or lending opportunities. We strive to maintain access to a broad array of capital resources in an effort to insulate our business from potential fluctuations in the availability of capital. Our core business strategy is dependent upon our ability to finance our real estate securities, loans and other real estate related assets with match funded debt at rates that provide a positive net spread. Currently, spreads for such liabilities have widened and demand for such liabilities has become extremely limited, therefore restricting our ability to execute future financings. This restriction can be exacerbated by the requirement to post margin on existing obligations.

—

Impact of Rating Downgrades on CBO Cash Flows – Ratings downgrades of assets in our CBOs can negatively impact compliance with the over collateralization tests. Generally, the over collateralization test measures the principal balance of the specified pool of assets in a CBO against the corresponding liabilities issued by the CBO. However, based on ratings downgrades, the principal balance of an asset or of a specified percentage of assets in a CBO may be deemed to be reduced below their current balance to levels set forth in the related CBO documents for purposes of calculating the over collateralization test. As a result, ratings downgrades can reduce the assumed principal balance of the assets used in the over collateralization test relative to the corresponding liabilities in the test, thereby reducing the over collateralization percentage. In addition, actual defaults of assets would also negatively impact compliance with the over collateralization tests. Failure to satisfy an over collateralization test could result in the redirection of cashflows, or, in certain cases, in the potential removal of Newcastle as collateral manager.

—

Impact of Expected Repayment or Forecasted Sale on Cash Flows – The timing of and proceeds from the repayment or sale of certain investments may be different than expected or may not occur as expected. Proceeds from sales of assets in the current illiquid market environment are unpredictable and may vary materially from their estimated fair value and their carrying value.

Investment Portfolio

Our investment portfolio as of December 31, 2008 is detailed in Part I, Item 1, “Business – Our Investment Strategy.”

Debt Obligations

Our debt obligations, as summarized in Note 8 to Part II, Item 8, “Financial Statements and Supplementary Data,” existing at December 31, 2008 (gross of $20.6 million of discounts) had contractual maturities as follows (unaudited) (in thousands):

	Nonrecourse	Recourse (1)	Total
2009	$130,182	$273,249	$403,431
2010	-	54,341	54,341
2011	200,460	-	200,460
2012	-	-	-
2013	-	-	-
Thereafter	4,777,493	100,100	4,877,593

Total	$5,108,135	$427,690	$5,535,825

(1) Includes $51.1 million face amount of the manufactured housing loan financing which is recourse.

Certain of the debt obligations included above are obligations of our consolidated subsidiaries which own the related collateral. In some cases, including the CBO and Other Bonds Payable, such collateral is not available to other creditors of ours.

Our Other Bonds Payable are collateralized by two portfolios of manufactured housing loans. In January 2009, the debt for one of the portfolios of manufactured housing loans became callable at the option of the lender. At that time, we repaid in full the recourse portion of the outstanding debt of $13.6 million. The remaining $124.1 million portion of the debt, which is non-recourse to the general credit of Newcastle, remains outstanding at March 13, 2009. The principal and interest payments from the underlying loans, net of expenses and payments related to interest rate swap contracts, are used to repay the outstanding debt on a monthly basis. Furthermore, as a result of classifying the portfolios of manufactured housing loans as held for sale, the losses recorded were in excess of our economic exposure by $23.6 million which must eventually be reversed through amortization, sales at gains, or as gains at the extinguishment of debt.

In March 2006, we acquired a portfolio of subprime mortgage loans (“Subprime Portfolio I”) for $1.50 billion. In April 2006, Newcastle Mortgage Securities Trust 2006-1 (“Securitization Trust 2006”) closed on a securitization of Subprime Portfolio I. We do not consolidate Securitization Trust 2006. We sold Subprime Portfolio I to Securitization Trust 2006, which issued $1.45 billion of notes with a stated maturity of March 2036. We, as holder of the equity of Securitization Trust 2006, have the option to redeem the notes once the aggregate principal balance of Subprime Portfolio I is equal to or less than 20% of such balance at the date of the transfer. The transaction between us and Securitization Trust 2006 qualified as a sale for accounting purposes. However, 20% of the loans which are subject to a call option by us were not treated as being sold. Following the securitization, we held the following interests in Subprime Portfolio I: (i) the equity of Securitization Trust 2006, (ii) the retained notes, and (iii) subprime mortgage loans subject to call option and related financing in the amount of 100% of such loans.

In March 2006, we completed the placement of $100.0 million of trust preferred securities through our wholly owned subsidiary, Newcastle Trust I (the “Preferred Trust”). We own all of the common stock of the Preferred Trust. The Preferred Trust used the proceeds to purchase $100.1 million of our junior subordinated notes. These notes represent all of the Preferred Trust’s assets. The terms of the junior subordinated notes are substantially the same as the terms of the trust preferred securities. The trust preferred securities may be redeemed at par beginning in April 2011. We do not consolidate the Preferred Trust. As a result, we have reflected the obligation to the Preferred Trust under the caption Junior Subordinated Notes Payable.

In March 2007, we entered into an agreement to acquire a portfolio of subprime mortgage loans (“Subprime Portfolio II”) with up to $1.7 billion of unpaid principal balance. In July 2007, Newcastle Mortgage Securities Trust 2007-1 ( “Securitization Trust 2007”) closed on a securitization of Subprime Portfolio II. As a result of the repurchase of delinquent loans by the seller, as well as borrower repayments, the unpaid principal balance of the portfolio upon securitization was $1.1 billion. We do not consolidate Securitization Trust 2007. We sold Subprime Portfolio II to Securitization Trust 2007, which issued $1.0 billion of notes with a stated maturity of April 2037. We, as holder of the equity of Securitization Trust 2007, have the option to redeem the notes once the aggregate principal balance of Subprime Portfolio II is equal to or less than 10% of such balance at the date of the transfer. The transaction between us and Securitization Trust 2007 qualified as a sale for accounting purposes. However, 10% of the loans which are subject to a call option by us were not treated as being sold. Following the securitization, we held the following interests in Subprime Portfolio II: (i) the equity of Securitization Trust 2007, (ii) the retained notes, and (iii) subprime mortgage loans subject to call option and related financing in the amount of 100% of such loans.

We have no obligation to repurchase any loans from either of our subprime securitizations. Therefore, it is expected that our exposure to loss is limited to the carrying amount of our retained interests in the securitization entities, as described above. A subsidiary of Newcastle gave limited representations and warranties with respect to Subprime Portfolio II; however, it has no assets and does not have recourse to the assets of Newcastle.

In February 2008, we terminated our credit facility. The credit facility had been unused since July 2007 and the termination released a significant amount of collateral with which we generated additional liquidity, generally through selective asset sales. At the date of termination, no amounts were outstanding under the credit facility (and we did not incur any material costs related to the termination); at that time, previously incurred and deferred financing costs of $0.6 million were written off.

During 2008, we repurchased $24.9 million face amount of CBO bonds for $7.9 million and recorded a gain of $16.8 million.

During 2008, we had significant asset sales and associated debt repayments, as reflected in Part II, Item 8, “Financial Statements and Supplementary Data.”

The following table summarizes our CBO financings as of December 31, 2008 (dollars in thousands). The amounts reflect data at the CBO level which is unconsolidated and thus is different from the GAAP balance sheet due to intercompany amounts eliminated in consolidation.

	Portfolio V		Portfolio VI		Portfolio VII		Portfolio VIII		Portfolio IX		Portfolio X		Portfolio XI		Total / Weighted Average
Balance Sheet:
Asset Face Amount	$458,802		$507,779		$491,958		$514,944		$914,778		$806,520		$1,448,914		$5,143,695

Asset Amortized Cost Basis	$232,865		$230,188		$186,282		$142,424		$460,134		$443,414		$685,156		$2,380,463
Debt Carrying Value	412,051		452,178		442,094		458,613		806,442		636,569		1,286,012		4,493,959

Invested Equity (1)	$-		$-		$-		$-		$-		$-		$-		$-

Quarterly Segment Basis Operating Income (2)	$1,575		$2,300		$2,493		$2,432		$6,339		$7,502		$5,164		$27,805

Net cash receipts (3)	$1,705		$1,927		$393		$380		$6,006		$4,227		$5,076		$19,714

Collateral Composition (4):
CMBS	59.1%	BBB-	65.4%	BBB-	64.7%	BBB-	64.7%	BBB	20.7%	BB-	10.9%	BB-	51.1%	BBB	44.2%
REIT Debt	21.2%	BBB-	15.3%	BBB-	9.1%	BBB	12.8%	BBB	3.3%	CC	0.0%	—	23.1%	BB+	12.6%
ABS	13.9%	A	18.0%	BBB+	17.5%	BB+	20.3%	BB+	9.4%	A-	0.0%	—	17.3%	BBB-	13.3%
Bank Loans	2.1%	B	0.0%	—	8.0%	B	2.1%	B+	18.5%	B-	26.0%	CCC+	4.9%	CCC	9.9%
Mezzanine Loans / B-Notes	2.2%	BB+	0.0%	—	0.0%	—	0.0%	—	39.6%	B-	61.1%	B-	0.0%	—	16.8%
CDO	0.0%	—	0.0%	—	0.0%	—	0.0%	—	8.3%	BBB+	1.8%	A-	3.1%	BB	2.6%
Restricted Cash	1.5%	—	1.3%	—	0.7%	—	0.1%	—	0.2%	—	0.2%	—	0.5%	—	0.6%

Total	100.0%	BBB-	100.0%	BBB-	100.0%	BBB-	100.0%	BBB-	100.0%	B+	100.0%	B-	100.0%	BBB-	100.0%

CBO Overview:
Effective Date	Sep-04		Feb-05		Aug-05		Jan-06		Mar-07		Jul-07		Dec-07
Reinvestment Period Ends (5)	Mar-09		Sep-09		Apr-10		Dec-10		Nov-11		May-12		Jul-12
Optional Call Date (6)	Jun-07		Dec-07		May-08		Jan-09		Dec-09		Jun-10		Aug-10
Auction Call Date (7)	Mar-14		Sep-14		Apr-15		Dec-15		Nov-16		May-17		Jul-17

Avg Debt Spread (bps) (8)	52		45		39		33		48		39		32		40
Asset Weighted Average Life	4.0		4.5		5.6		6.6		4.4		3.4		4.8		4.7
Debt Weighted Average Life	3.6		4.2		5.2		6.5		5.1		4.8		6.1		5.3

CBO Cash Flow Triggers (9):
Over Collateralization (10)
Effective Date	109.4%		110.0%		111.9%		113.4%		113.2%		116.1%		109.8%
Current	109.0%		111.7%		108.9%		105.4%		108.9%		112.0%		105.9%
Trigger	105.9%		107.5%		109.3%		110.9%		108.7%		108.0%		101.5%

Interest Coverage
Current	140.6%		142.9%		232.5%		213.7%		247.6%		273.0%		184.7%
Trigger	106.0%		106.0%		106.0%		106.0%		106.0%		103.0%		107.0%

See footnotes on next page

(1)	Given the non-recourse nature of our CBO liabilities, invested equity cannot be less than zero. Currently, our GAAP equity in our CBOs is $2.3 billion in the aggregate lower than our invested equity due to impairment recorded in excess of our maximum possible economic loss.

(2)	Represents operating income before impairment for the three months ended December 31, 2008 based on the methodology used for preparing segment basis financial data as described in Note 3 to Part II, Item 8, “Financial Statements and Supplementary Data.”

(3)	Represents net cash received from each CBO based on all of our interests in such CBO for the three months ended December 31, 2008.

(4)	Collateral composition is calculated as a percentage of the face amount of collateral and includes CBO bonds of $135.4 million and other bonds of $70.9 million issued by Newcastle, which are eliminated on consolidation. Also reflected are weighted average credit ratings, which were determined by third party rating agencies as of a particular date, may not be current and are subject to change (including the assignment of a “negative outlook” or “credit watch”) at any time.

(5)	Our CBO financings typically have a 5 year reinvestment period. Generally, after such period ends, principal payments on the collateral are used to paydown the most senior debt outstanding. Prior to the end of the reinvestment period, principal payments received on the collateral are reinvested.

(6)	At the option call date, Newcastle, as the equity holder, has the right to payoff the CBO bonds at their related redemption price. The funds needed to pay the debt could be raised either through a sale or refinancing of the collateral.

(7)	At the auction call date, there is a mandatory auction of the assets. If the prices are sufficient to pay off the outstanding CBO bonds, the assets will be sold and the CBO bonds will be redeemed.

(8)	Debt spread represents the spread above the benchmark interest rate (LIBOR or U.S. Treasuries) that Newcastle pays on its debt.

(9)	Each of our CBO financings contains tests that measure the amount of over collateralization and excess interest in the transaction. Failure to satisfy these tests would cause the principal and/or interest cashflow that would otherwise be distributed to more junior classes of securities (including those held by Newcastle) to be redirected to pay down the most senior class of securities outstanding until the tests are satisfied. As a result, our cash flow and liquidity are negatively impacted upon such a failure, and the impact could be material. Each CBO contains tests at various over collateralization and interest coverage percentage levels. The trigger percentages identified above represent the first threshold at which cashflows would be redirected as described in this footnote. The data presented is as of the most recent remittance date on or before December 31, 2008 and may change or have changed subsequent to that date. In addition, our CBOs may also contain specific over collateralization tests that, if failed, can result in the occurrence of an event of default or our being removed as collateral manager of the CBO. Failure of the over collateralization tests can also cause a “phantom income” issue if cash that constitutes income is diverted to pay down debt instead of distributed to us. As of March 13, 2009, three of our CBOs, Portfolios VII, VIII and IX, were not in compliance with their applicable over collateralization tests and, consequently, we were not receiving cash flows from these CBOs currently (other than management fees). Based upon our current calculations, two of our CBOs, Portfolios VII and VIII, will not be in compliance with their applicable over collateralization tests as of their next measurement date in March 2009, and we expect these portfolios to remain out of compliance for the foreseeable future. Moreover, given current market conditions, it is possible that all of our CBOs could be out of compliance with their over collateralization tests as of one or more measurement dates within the next twelve months. Our ability to rebalance will depend upon the availability of suitable securities, market prices, whether the reinvestment period of the applicable CBO has ended, and other factors that are beyond our control, such rebalancing efforts may be extremely difficult given current market conditions and we cannot assure you that we will be successful in our rebalancing efforts. If the liabilities of our CBOs are downgraded by Moody’s to certain predetermined levels, our discretion to rebalance the applicable CBO portfolios may be negatively impacted. Moreover, if we bring these coverage tests into compliance, we cannot assure you that they will not fall out of compliance in the future or that we will be able to correct any noncompliance.

(10)	Ratings downgrades of assets in our CBOs can negatively impact compliance with the over collateralization tests. Generally, the over collateralization test measures the principal balance of the specified pool of assets in a CBO against the corresponding liabilities issued by the CBO. However, based on ratings downgrades, the principal balance of an asset or of a specified percentage of assets in a CBO may be deemed reduced below their current balance to levels set forth in the related CBO documents for purposes of calculating the over collateralization test. As a result, ratings downgrades can reduce the principal balance of the assets used in the over collateralization test relative to the corresponding liabilities in the test, thereby reducing the over collateralization percentage. In addition, actual defaults of an asset would also negatively impact compliance with the over collateralization tests. Failure to satisfy an over collateralization test could result in the redirection of cashflows as described in footnote 9 above.

Covenants

Our non-CBO financings contain various customary loan covenants. We are in compliance with all of the covenants in our non-CBO financings as of the date of this Annual Report on Form 10-K.

Other

We had entered into total rate of return swaps with major investment banks to finance certain loans whereby we received the sum of all interest, fees and any positive change in value amounts (the total return cash flows) from a reference asset with a specified notional amount, and paid interest on such notional plus any negative change in value amounts from such asset. These agreements were recorded in Derivative Assets or Liabilities (as applicable) and treated as non-hedge derivatives for accounting purposes and were therefore marked to market through income. Net interest received was recorded to Interest Income and the mark to market was recorded to Other Income. If we had owned the reference assets directly, they would not have been marked to market through income. Under the agreements, we were required to post an initial margin deposit to an interest bearing account and additional margin may have been payable in the event of a decline in value of the reference asset. Any margin on deposit, less any negative change in value amounts, was returned to us upon termination of the related contract.

As of December 31, 2008, we did not own any total rate of return swaps.

Stockholders’ Equity

Common Stock

The following table presents information on shares of our common stock issued since our formation.

Year	Shares Issued	Range of Issue Prices per Share (1)	Net Proceeds (millions)	Options Granted to Manager

Formation	16,488,517	N/A	N/A	N/A
2002	7,000,000	$13.00	$80.0	700,000
2003	7,886,316	$20.35-$22.85	$163.4	788,227
2004	8,484,648	$26.30-$31.40	$224.3	837,500
2005	4,053,928	$29.60	$108.2	330,000
2006	1,800,408	$29.42	$51.2	170,000
2007	7,065,362	$27.75-$31.30	$201.3	698,000
2008	9,871	N/A	$0.1	0

December 31, 2008	52,789,050

(1)	Excludes prices of shares issued pursuant to the exercise of options and of shares issued to our independent directors.

Through December 31, 2008, our manager had assigned, for no value, options to purchase approximately 1.2 million shares of our common stock to certain of our manager’s employees, of which approximately 0.4 million had been exercised. In addition, our manager had exercised 0.7 million of its options.

As of December 31, 2008, our outstanding options had a weighted average strike price of $27.04 and were summarized as follows:

Held by our manager	1,612,772
Issued to our manager and subsequently assigned to certain of our manager’s employees	871,837
Held by directors and former directors	14,000

Total	2,498,609

Preferred Stock

In March 2003, we issued 2.5 million shares ($62.5 million face amount), of 9.75% Series B Cumulative Redeemable Preferred Stock (the “Series B Preferred”). In October 2005, we issued 1.6 million shares ($40.0 million face amount) of 8.05% Series C Cumulative Redeemable Preferred Stock (the “Series C Preferred”). In March 2007, we issued 2.0 million shares ($50.0 million face amount) of 8.375% Series D Cumulative Redeemable Preferred Stock (the “Series D Preferred). The Series B Preferred, Series C Preferred and Series D Preferred have a $25 liquidation preference, no maturity date and no mandatory redemption. We have the option to redeem the Series B Preferred beginning in March 2008, the Series C Preferred beginning in October 2010 and the Series D Preferred beginning in March 2012. If the Series C Preferred and Series D Preferred cease to be listed on the NYSE or the AMEX, or quoted on the NASDAQ, and we are not subject to the reporting requirements of the Exchange Act, we have the option to redeem the Series C Preferred or Series D Preferred, as applicable, at their face amount and, during such time any shares of Series C Preferred or Series D Preferred are outstanding, the dividend will increase to 9.05% or 9.375% per annum, respectively.

In the fourth fiscal quarter of 2008, our board of directors elected not to declare any of the specified dividends on our three series of preferred stock and those dividends are now in arrears. Until we pay all accrued dividends on our preferred shares, we cannot pay any dividends on our common shares, pay any consideration to repurchase or otherwise acquire shares of our common stock or redeem any shares of any series of our preferred stock without redeeming all of our outstanding preferred shares in accordance with the governing documentation. Moreover, if we do not pay dividends on any series of preferred stock for six or more periods, then holders of each affected series obtain the right to call a special meeting and elect two members to our board of directors. Consequently, failure to pay dividends on our preferred shares restricts the actions that we may take with respect to our common and preferred shares and could affect the composition of our board and, thus, the management of our business. No assurance can be given that we will pay any dividends on any series of our preferred shares in the future.

Accumulated Other Comprehensive Income

During the year ended December 31, 2008, our accumulated other comprehensive income changed due to the following factors (in thousands):

Accumulated other comprehensive income (loss), December 31, 2007	$(502,516)
Net unrealized gain (loss) on securities	(1,587,049)
Reclassification of net realized (gain) loss on securities into earnings	2,001,786
Foreign currency translation	(5,037)
Net unrealized gain (loss) on derivatives designated as cash flow hedges	(230,891)
Reclassification of net realized (gain) loss on derivatives designated as cash flow hedges into earnings	16,134

Accumulated other comprehensive income (loss), December 31, 2008	$(307,573)

Our book equity changes as our real estate securities portfolio and derivatives are marked to market each quarter, among other factors. The primary causes of mark to market changes are changes in interest rates and credit spreads. During the year, sharply widening credit spreads have resulted in a net increase in unrealized losses on our real estate securities and derivatives.

See “– Market Considerations” above for a further discussion of recent trends and events affecting our unrealized gains and losses as well as our liquidity.

Common Dividends Paid

Declared for the Period Ended	Paid	Amount Per Share
March 31, 2006	April 2006	$0.625
June 30, 2006	July 2006	$0.650
September 30, 2006	October 2006	$0.650
December 31, 2006	January 2007	$0.690
March 31, 2007	April 2007	$0.690
June 30, 2007	July 2007	$0.720
September 30, 2007	October 2007	$0.720
December 31, 2007	January 2008	$0.720
March 31, 2008	April 2008	$0.250
June 30, 2008	July 2008	$0.250
September 30, 2008	October 2008	$0.250

Cash Flow

Operating Activities

Net cash flow provided by (used in) operating activities increased from ($6.5) million for the year ended December 31, 2007 to $118.2 million for the year ended December 31, 2008. It decreased from $16.3 million for the year ended December 31, 2006 to ($6.5) million for the year ended December 31, 2007. These changes primarily resulted from the acquisition and settlement of our investments as described above, most notably due to our acquisitions and securitizations of the pools of subprime residential mortgage loans in 2007 and 2006, which were classified as an operating activity, although the net cash out flows relating to the securitizations represent investments in the securitization vehicles. The negative operating cash flow in 2007 is primarily the result of the higher investment in the subprime securitization vehicle in 2007 as compared to the similar securitization in 2006.

Operating Activities – Comparative 2008 vs. 2007

Cash interest received for investments in securities and loans decreased approximately $173.7 million as a result of a lower average balance of interest bearing securities and loans of $6.5 billion in 2008 compared to $8.6 billion in 2007 and a decrease in the weighted average interest rate to 5.24% in 2008 from 7.01% in 2007. The lower asset balance is primarily a result of the paydowns and increased asset sales in 2008.

Cash interest paid decreased approximately $175.3 million due to a lower average debt balance of $5.6 billion in 2008 compared to $7.7 billion in 2007 and a decrease in the weighted average funding cost; including the effect of hedges, to 3.57% in 2008 from 5.42% in 2007.

Incentive compensation paid to our manager decreased by $6.0 million due to the impairment charges recorded.

General and administrative expenses paid increased by approximately $1.8 million, primarily due to an increase in insurance expenses, professional fees and license fees, partially offset by a decrease in excise tax paid.

Investing Activities

Investing activities provided (used) $1.7 billion, $34.0 million and ($2.0) billion during the years ended December 31, 2008, 2007 and 2006, respectively. Investing activities consisted primarily of the investments made in real estate securities and loans, net of proceeds from the sale or settlement of investments.

Financing Activities

Financing activities provided (used) $(1.8) billion, $23.1 million and $1.9 billion during the years ended December 31, 2008, 2007 and 2006, respectively. The equity issuances, borrowings and debt issuances described above served as the primary sources of cash flow from financing activities. Offsetting uses included the payment of related deferred financing costs, payments related to hedging instruments, the payment of dividends, and the repayment of debt as described above.

See the consolidated statements of cash flows in our consolidated financial statements included in “Financial Statements and Supplementary Data” for a reconciliation of our cash position for the periods described herein.

Interest Rate, Credit and Spread Risk

We are subject to interest rate, credit and spread risk with respect to our investments. These risks are further described in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk.”

Off-Balance Sheet Arrangements

As of December 31, 2008, we had two material off-balance sheet arrangements. We believe that these off-balance sheet structures presented the most efficient and least expensive form of financing for these assets at the time they were entered, and represented the most common market-accepted method for financing such assets.

—

In April 2006, we securitized Subprime Portfolio I. The loans were sold to a securitization trust, of which 80% were treated as a sale, which is an off-balance sheet financing as described in “– Liquidity and Capital Resources.”

—

In July 2007, we securitized Subprime Portfolio II. The loans were sold to a securitization trust, of which 90% were treated as a sale, which is an off-balance sheet financing as described in “– Liquidity and Capital Resources.”

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

—	We have made investments in three unconsolidated subsidiaries, one of which is dormant at December 31, 2008. See Note 3 to Part II, Item 8, “Financial Statements and Supplementary Data.”

In each case, our exposure to loss is limited to the carrying (fair) value of our investment.

Contractual Obligations

As of December 31, 2008, we had the following material contractual obligations (payments in thousands):

Contract	Terms

CBO bonds payable	Described under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”

Other bonds payable	Described under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”

Repurchase agreements	Described under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”

Junior subordinated notes payable	Described under “Quantitative and Qualitative Disclosures About Market Risk”

Interest rate swaps, treated as hedges	Described under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”

Non-hedge derivative obligations	Described under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”

Management agreement	Our manager is paid an annual management fee of 1.5% of our gross equity, as defined, an expense reimbursement, and incentive compensation equal to 25% of our FFO above a certain threshold. For more information on this agreement, as well as historical amounts earned, see Note 10 to Part II, Item 8, “Financial Statements and Supplementary Data.” As a result of not meeting the incentive compensation threshold, the incentive compensation to the Manager has been discontinued for an indeterminate period of time.

CBO backstop agreement	In connection with the remarketing procedure described above, a backstop agreement was created whereby a third party financial institution is required to purchase the $321.2 million face amount of bonds at the end of any remarketing period if such bonds could not be resold in the market by the remarketing agent. We pay an annual fee of 0.15% of the outstanding face amount of such bonds under this agreement.

CBO remarketing agreement	In connection with the remarketing procedures, the remarketing agent is paid an annual fee of 0.05% of the outstanding face amount of the bonds under the remarketing agreements. This agreement was terminated in February 2009.

Subprime loan securitization	We entered into the securitization of Subprime Portfolios I and II as described under “– Liquidity and Capital Resources.”

Loan servicing agreements	We are a party to servicing agreements with respect to our residential mortgage loans, including manufactured housing loans and subprime mortgage loans, and our ICH loans. We pay annual fees generally equal to 0.375% of the outstanding face amount of the residential mortgage loans, 1.00% and 0.625% of the outstanding face amount of the two portfolios of manufactured housing loans, respectively, and approximately 0.06% of the outstanding face amount of the ICH loans under these agreements. We also pay an incentive fee for one of the portfolios of manufactured housing loans if the performance of the loans meets certain thresholds.

Trustee agreements	We have entered into trustee agreements in connection with our securitized investments, primarily our CBOs. We pay annual fees of between 0.015% and 0.020% of the outstanding face amount of the CBO bonds under these agreements.

	Fixed and Determinable Payments Due by Period
Contract	2009	2010-2011	2012-2013	Thereafter	Total
CBO bonds payable (1)	$52,194	$104,236	$95,692	$5,906,850	$6,158,972
Other bonds payable (1)	173,858	217,146			391,004
Repurchase agreements (1) (2)	233,479	48,851			282,330
Financing of subprime mortgage loans subject to future repurchase (3)	N/A	N/A	N/A	N/A	N/A
Junior subordinated notes payable (1)	7,582	15,163	15,163	154,827	192,735
Interest rate swaps, treated as hedges (4)	-			317,757	317,757
Non-hedge derivative obligations (5)	16,220				16,220
Swap termination payment	8,492				8,492
Management agreement (6)	17,468	34,936	34,936	436,698	524,038
CBO backstop agreements	*	*	*	*	*
CBO remarketing agreements	*	*	*	*	*
Subprime loan securitization	*	*	*	*	*
Loan servicing agreements	*	*	*	*	*
Trustee agreements	*	*	*	*	*

Total	$509,293	$420,332	$145,791	$6,816,132	$7,891,548

* These contracts do not have fixed and determinable payments.

(1)	Includes interest based on rates existing at December 31, 2008 and assuming no prepayments. Obligations that are repayable prior to maturity at the option of Newcastle are reflected at their contractual maturity dates.

(2)	Repurchase agreements maturing within one year of our financial statement date are included in this table assuming no interest. See “– Liquidity and Capital Resources” above for an update on these obligations.

(3)	These obligations represent the related financing on the loans which are subject to future repurchase by Newcastle and are offset by the amount of such loans. See Note 5 to Part II, Item 8, “Financial Statements and Supplementary Data”.

(4)	Primarily all of these agreements are held within our non-recourse financing structures. The amounts reflected assume that these agreements are terminated at their December 31, 2008 fair value and paid at the contractual maturity of the related financing.

(5)	The amounts reflected assume that these agreements are terminated at their December 31, 2008 fair value on January 1, 2009.

(6)	Amounts reflect base management fees for the next 30 years assuming no change in gross equity, as defined, from December 31, 2008.

Inflation

We believe that our risk of increases in market interest rates on our floating rate debt as a result of inflation is largely offset by our use of match funding and hedging instruments as described above. See Part II, Item 7A, “Quantitative and Qualitative Disclosure About Market Risk — Interest Rate Exposure” below.

Adjusted Funds from Operations

We believe Adjusted Funds from Operations (AFFO) is one appropriate measure of the operating performance of real estate companies. We also believe that AFFO is an appropriate supplemental disclosure of operating performance for a REIT. Furthermore, AFFO is used to compute our incentive compensation to our manager. AFFO, for our purposes, represents net income available for common stockholders (computed in accordance with GAAP), excluding extraordinary items, plus depreciation of our operating real estate, and after adjustments for unconsolidated subsidiaries, if any. We consider gains and losses on resolution of our investments to be a normal part of our recurring operations and, therefore, do not exclude such gains and losses when arriving at AFFO. This is the one difference between our definition of AFFO and the National Association of Real Estate Investment Trusts (“NAREIT”) definition of FFO, which excludes gains and losses. Adjustments for unconsolidated subsidiaries, if any, are calculated to reflect AFFO on the same basis. AFFO does not represent cash generated from operating activities in accordance with GAAP and therefore should not be considered an alternative to net income as an indicator of our operating performance or as an alternative to cash flow as a measure of liquidity and is not necessarily indicative of cash available to fund cash needs. Our calculation of AFFO may be different from the calculation used by other companies and, therefore, comparability may be limited.

Adjusted Funds from Operations (AFFO) is calculated as follows (unaudited) (in thousands):

	For the Year Ended December 31,
	2008	2007	2006
Income (loss) applicable to common stockholders	$(2,998,853)	$(78,097)	$118,609
Operating real estate depreciation	(5,223)	1,121	812
Accumulated depreciation on operating real estate sold	-	-	-

Adjusted Funds from operations (AFFO)	$(3,004,076)	$(76,976)	$119,421

Adjusted funds from operations was derived from our segments as follows (unaudited) (in thousands):

	Book Equity December 31, 2008	AFFO for the Year Ended December 31, 2008
CBOs	$(2,127,021)	$(2,515,052)
Other non-recourse	(44,115)	(112,524)
Recourse	10,677	(186,848)
Unlevered	127,832	(144,181)
Unallocated (1)	(204,829)	(45,471)

Total (2)	(2,237,456)	$(3,004,076)

Preferred stock	152,500
Accumulated depreciation	(1,003)
Accumulated other comprehensive income (loss)	(307,573)

Net book equity	$(2,393,532)

(1)	Unallocated AFFO represents ($7.5 million) of interest expense, ($11.3 million) of preferred dividends and ($24.4 million) of corporate general and administrative expense, management fees and incentive compensation.

(2)	Invested common equity is equal to book equity excluding preferred stock, accumulated depreciation and accumulated other comprehensive income (loss).

As a result of the effect of other-than-temporary impairment on our AFFO, we expect that there will be no incentive compensation payable to our manager for an indeterminate amount of time.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the exposure to loss resulting from changes in interest rates, credit spreads, foreign currency exchange rates, commodity prices and equity prices. The primary market risks that we are exposed to are interest rate risk and credit spread risk. These risks are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. All of our market risk sensitive assets, liabilities and derivative positions are for non-trading purposes only. For a further understanding of how market risk may effect our financial position or operating results, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Application of Critical Accounting Policies.”

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

Our general financing strategy focuses on the use of match funded structures, when appropriate and available. This means that we seek to match the maturities of our debt obligations with the maturities of our assets to reduce the risk that we have to refinance our liabilities prior to the maturities of our assets, and to reduce the impact of changing interest rates on our earnings. In addition, we generally match fund interest rates on our assets with like-kind debt (i.e., fixed rate assets are financed with fixed rate debt and floating rate assets are financed with floating rate debt), directly or through the use of interest rate swaps, caps or other financial instruments (see below), or through a combination of these strategies, which we believe allows us to reduce the impact of changing interest rates on our earnings.

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

As of December 31, 2008, a 100 basis point increase in short term interest rates would increase our earnings by approximately $2.6 million per annum, assuming a static portfolio of current investments and financings.

Second, changes in the level of interest rates also affect the yields required by the marketplace on debt. Increasing interest rates would decrease the value of the fixed rate assets we hold at the time because higher required yields result in lower prices on existing fixed rate assets in order to adjust their yield upward to meet the market.

Changes in unrealized gains or losses resulting from changes in market interest rates do not directly affect our cash flows, or our ability to pay a dividend, as the related assets are expected to be held and their fair value is not directly relevant to their underlying cash flows. Our assets are largely financed to maturity through long term CBO financings that are not redeemable as a result of book value changes. As long as these fixed rate assets continue to perform as expected, our cash flows from these assets would not be affected by increasing interest rates. Changes in unrealized gains or losses would impact our ability to realize gains on existing investments if they were sold. Furthermore, with respect to changes in unrealized gains or losses on investments which are carried at fair value, changes in unrealized gains or losses would impact our net book value and, in the cases of impaired assets and non-hedge derivatives, our net income.

Changes in the value of our assets could affect our ability to borrow and access capital. Also, if the value of our assets subject to short term financing were to decline, it could cause us to fund margin and affect our ability to refinance such assets upon the maturity of the related financings, adversely impacting our rate of return on such securities.

As of December 31, 2008, a 100 basis point change in short term interest rates would impact our net book value by approximately $84.1 million, assuming a static portfolio of current investments and financings.

Interest rate swaps are agreements in which a series of interest rate flows are exchanged with a third party (counterparty) over a prescribed period. The notional amount on which swaps are based is not exchanged. In general, our swaps are “pay fixed” swaps involving the exchange of floating rate interest payments from the counterparty for fixed interest payments from us. This can effectively convert a floating rate debt obligation into a fixed rate debt obligation. Interest rate swaps may be subject to margin calls.

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

Our hedging transactions using derivative instruments also involve certain additional risks such as counterparty credit risk, the enforceability of hedging contracts and the risk that unanticipated and significant changes in interest rates will cause a significant loss of basis in the contract. The counterparties to our derivative arrangements are major financial institutions with which we and our affiliates may also have other financial relationships. We do not anticipate that any of these counterparties will fail to meet their obligations. There can be no assurance that we will be able to adequately protect against the foregoing risks and will ultimately realize an economic benefit that exceeds the related amounts incurred in connection with engaging in such hedging strategies.

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

Widening credit spreads would result in higher yields being required by the marketplace on loans and securities. This widening would reduce the value of the loans and securities we hold at the time because higher required yields result in lower prices on existing securities in order to adjust their yield upward to meet the market. The effects of such a decrease in values on our financial position, results of operations and liquidity are discussed above under “- Interest Rate Risk.”

As of December 31, 2008, a 25 basis point movement in credit spreads would impact our net book value by approximately $18.8 million, assuming a static portfolio of current investments and financings, but would not directly affect our earnings or cash flow.

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

Credit risk refers to the ability of each individual borrower under our loans and securities to make required interest and principal payments on the scheduled due dates. The commercial mortgage and asset backed securities we invest in are generally junior in right of payment of interest and principal to one or more senior classes, but benefit from the support of one or more subordinate classes of securities or other form of credit support (which absorbs losses before the securities in which we invest) within a securitization transaction. The senior unsecured REIT debt securities we invest in reflect comparable credit risk. As a result of the current economic crisis and illiquidity in the markets, the value of the subordinated securities has generally been reduced or, in some cases, eliminated, which could leave our securities economically in a first loss position. We also invest in loans and securities which represent “first loss” pieces; in other words, they do not benefit from credit support although we believe at acquisition they predominantly benefit from underlying collateral value in excess of their carrying amounts.

We seek to reduce credit risk by actively monitoring our asset portfolio and the underlying credit quality of our holdings and, where appropriate and achievable, repositioning our investments to upgrade their credit quality. In the event of a significant rising interest rate environment and/or economic downturn, loan and collateral defaults may increase and result in credit losses that would adversely affect our liquidity and operating results. As described above in “- Market Considerations” and elsewhere in this annual report, adverse market and credit conditions have resulted in our recording of other-than-temporary impairment in certain securities and loans.

Margin

Certain of our investments were financed through repurchase agreements which were subject to margin calls based on the value of such investments. Margin calls resulting from decreases in value related to rising interest rates were substantially offset by our ability to make margin calls on our interest rate derivatives. Margin calls related to credit were not offset. We seek to maintain adequate cash reserves and other sources of available financing to meet margin calls.

Interest Rate and Credit Spread Risk Sensitive Instruments and Fair Value

Our holdings of such financial instruments, and their fair values and the estimation methodology thereof, are detailed in Note 7 to Part II, Item 8, “Financial Statements and Supplementary Data.” For information regarding the impact of prepayment, reinvestment, and expected loss factors on the timing of realization of our investments, please refer to the consolidated financial statements included therein. For information regarding the impact of changes in these factors on the value of securities valued with internal models, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies.”

We note that the values of our investments in real estate securities, loans and derivative instruments are sensitive to changes in market interest rates, credit spreads and other market factors. The value of these investments can vary, and has varied, materially from period to period.

Trends

See “– Market Considerations” above for a further discussion of recent trends and events affecting our liquidity, unrealized gains and losses.

Item 8.  Financial Statements and Supplementary Data.

Index to Financial Statements:

Report of Independent Registered Public Accounting Firm

Report on Internal Control Over Financial Reporting of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2008 and December 31, 2007

Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006

Notes to Consolidated Financial Statements

All schedules have been omitted because either the required information is included in our consolidated financial statements and notes thereto or it is not applicable.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Newcastle Investment Corp.

We have audited the accompanying consolidated balance sheets of Newcastle Investment Corp. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Newcastle Investment Corp. and subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Newcastle Investment Corp.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

March 13, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Newcastle Investment Corp.

We have audited Newcastle Investment Corp.’s internal control over financial reporting as of December 31, 2008 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Newcastle Investment Corp.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Managements Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Newcastle Investment Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Newcastle Investment Corp. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2008 of the Company and our report dated March 13, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

March 13, 2009

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	December 31,
	2008	2007
Assets

Real estate securities, available for sale - Note 4	$1,668,748	$4,835,884
Real estate related loans, net - Note 5	843,212	1,856,978
Residential mortgage loans, net - Note 5	409,632	634,605
Subprime mortgage loans subject to call option - Note 5	398,026	393,899
Investments in unconsolidated subsidiaries - Note 3	384	24,477
Operating real estate, held for sale - Note 6	11,866	34,399
Cash and cash equivalents	49,746	55,916
Restricted cash	44,282	133,126
Derivative assets - Note 2	-	4,114
Receivables and other assets	47,727	64,372

	$3,473,623	$8,037,770

Liabilities and Stockholders’ Equity

Liabilities

CBO bonds payable - Note 8	$4,359,981	$4,716,535
Other bonds payable - Note 8	380,620	546,798
Repurchase agreements - Note 8	276,472	1,634,362
Financing of subprime mortgage loans subject to call option - Notes 5 and 8	398,026	393,899
Junior subordinated notes payable (security for trust preferred) - Note 8	100,100	100,100
Derivative liabilities - Note 2	333,977	133,510
Dividends payable	-	40,251
Due to affiliates - Note 10	1,532	7,741
Accrued expenses and other liabilities	16,447	16,949

	5,867,155	7,590,145

Commitments and contingencies - Notes 9, 10 and 11

Stockholders’ Equity

Preferred stock, $0.01 par value, 100,000,000 shares authorized, 2,500,000 shares of 9.75% Series B Cumulative Redeemable Preferred Stock, 1,600,000 shares of 8.05% Series C Cumulative Redeemable Preferred Stock, and 2,000,000 shares of 8.375% series D Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, issued and outstanding	152,500	152,500
Common stock, $0.01 par value, 500,000,000 shares authorized, 52,789,050 and 52,779,179 shares issued and outstanding at December 31, 2008 and 2007, respectively	528	528
Additional paid-in capital	1,033,416	1,033,326
Dividends in excess of earnings - Note 2	(3,272,403)	(236,213)
Accumulated other comprehensive income (loss) - Note 2	(307,573)	(502,516)

	(2,393,532)	447,625

	$3,473,623	$8,037,770

See notes to consolidated financial statements.	61

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except share data)

	Year Ended December 31,
	2008	2007	2006

Revenues
Interest income	$468,867	$680,535	$529,818

	468,867	680,535	529,818

Expenses
Interest expense	307,303	476,932	374,269
Loan and security servicing expense	6,649	9,719	6,944
Provision for credit losses - Note 5	8,457	10,394	9,438
General and administrative expense	7,297	5,860	4,692
Management fee to affiliate - Note 10	18,388	17,645	14,018
Incentive compensation to affiliate - Note 10	-	6,209	12,245
Depreciation and amortization	289	291	273

	348,383	527,050	421,879

	120,484	153,485	107,939

Impairment
Other-than-temporary impairment - Note 4	1,997,696	202,602	-
Loan impairment - Note 5	353,124	-	-
Provision for losses, loans held for sale - Note 5	632,553	7,325	4,127

	2,983,373	209,927	4,127

Operating Income (Loss)	(2,862,889)	(56,442)	103,812

Other Income (Loss)
Gain (loss) on sale of investments, net - Note 2	(58,668)	13,994	12,998
Gain (loss) on extinguishment of debt - Note 8	13,824	(15,032)	(658)
Other income (loss), net - Note 2	(76,122)	(13,237)	5,352
Equity in earnings of unconsolidated subsidiaries - Note 3	8,157	5,390	5,968

	(112,809)	(8,885)	23,660

Income (loss) from continuing operations	(2,975,698)	(65,327)	127,472
Income (loss) from discontinued operations - Note 6	(9,654)	(130)	451

Net Income (Loss)	(2,985,352)	(65,457)	127,923

Preferred dividends	(13,501)	(12,640)	(9,314)

Income (Loss) Applicable To Common Stockholders	$(2,998,853)	$(78,097)	$118,609

Net Income (Loss) Per Share of Common Stock
Basic	$(56.81)	$(1.52)	$2.68

Diluted	$(56.81)	$(1.52)	$2.67

Income (loss) from continuing operations per share of common stock, after preferred dividends
Basic	$(56.63)	$(1.52)	$2.67

Diluted	$(56.63)	$(1.52)	$2.66

Income (loss) from discontinued operations per share of common stock
Basic	$(0.18)	$(0.00)	$0.01

Diluted	$(0.18)	$(0.00)	$0.01

Weighted Average Number of Shares of Common Stock Outstanding
Basic	52,785,305	51,369,486	44,268,575

Diluted	52,785,305	51,369,486	44,417,113

Dividends Declared per Share of Common Stock	$0.750	$2.850	$2.615

See notes to consolidated financial statements.	62

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED December 31, 2008, 2007 and 2006

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid in Capital	Dividends in Excess of Earnings	Accumulated Other Comp. Income	Total Stock- holders’ Equity
Stockholders’ equity - December 31, 2007	6,100,000	$152,500	52,779,179	$528	$1,033,326	$(236,213)	$(502,516)	$447,625
Dividends declared	-	-	-	-	-	(50,838)	-	(50,838)
Issuance of common stock to directors	-	-	9,871	-	90	-	-	90
Comprehensive income:
Net income (loss)	-	-	-	-	-	(2,985,352)	-	(2,985,352)
Net unrealized gain (loss) on securities	-	-	-	-	-	-	(1,587,049)	(1,587,049)
Reclassification of net realized loss on securities into earnings	-	-	-	-	-	-	2,001,786	2,001,786
Foreign currency translation	-	-	-	-	-	-	(5,037)	(5,037)
Net unrealized (loss) on derivatives designated as cash flow hedges	-	-	-	-	-	-	(230,891)	(230,891)
Reclassification of net realized loss on derivatives designated cash flow hedges into earnings	-	-	-	-	-	-	16,134	16,134

Total comprehensive income (loss)								(2,790,409)

Stockholders’ equity - December 31, 2008	6,100,000	$152,500	52,789,050	$528	$1,033,416	$(3,272,403)	$(307,573)	$(2,393,532)

Stockholders’ equity - December 31, 2006	4,100,000	$102,500	45,713,817	$457	$833,887	$(10,848)	$75,984	$1,001,980
Dividends declared	-	-	-	-	-	(159,908)	-	(159,908)
Issuance of common stock	-	-	6,980,000	70	199,707	-	-	199,777
Issuance of common stock to directors	-	-	2,164	-	60	-	-	60
Exercise of common stock options	-	-	83,198	1	1,442	-	-	1,443
Issuance of preferred stock	2,000,000	50,000	-	-	(1,770)	-	-	48,230
Comprehensive income:
Net income (loss)	-	-	-	-	-	(65,457)	-	(65,457)
Net unrealized (loss) on securities	-	-	-	-	-	-	(429,897)	(429,897)
Reclassification of net realized (gain) on securities into earnings	-	-	-	-	-	-	(20,830)	(20,830)
Foreign currency translation	-	-	-	-	-	-	3,019	3,019
Net unrealized (loss) on derivatives designated as cash flow hedges	-	-	-	-	-	-	(133,004)	(133,004)
Reclassification of net realized loss on derivatives designated cash flow hedges into earnings	-	-	-	-	-	-	2,212	2,212

Total comprehensive (loss)								(643,957)

Stockholders’ equity - December 31, 2007	6,100,000	$152,500	52,779,179	$528	$1,033,326	$(236,213)	$(502,516)	$447,625

Continued on next page.	63

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED December 31, 2008, 2007 and 2006

(dollars in thousands)

	Preferred Stock		Common Stock		Additional Paid in Capital	Dividends in Excess of Earnings	Accumulated Other Comp. Income	Total Stock- holders’ Equity
	Shares	Amount	Shares	Amount
Stockholders’ equity - December 31, 2005	4,100,000	$102,500	43,913,409	$439	$782,735	$(13,235)	$45,564	$918,003
Dividends declared	-	-	-	-	-	(125,536)	-	(125,536)
Issuance of common stock	-	-	1,700,000	17	49,376	-	-	49,393
Issuance of common stock to directors	-	-	2,408	-	60	-	-	60
Exercise of common stock options	-	-	98,000	1	1,716	-	-	1,717
Comprehensive income:
Net income	-	-	-	-	-	127,923	-	127,923
Net unrealized (loss) on securities	-	-	-	-	-	-	26,242	26,242

Reclassification of net realized (gain) on securities into earnings	-	-	-	-	-	-	(282)	(282)
Foreign currency translation	-	-	-	-	-	-	(26)	(26)
Net unrealized gain on derivatives designated as cash flow hedges	-	-	-	-	-	-	7,773	7,773
Reclassification of net realized (gain) on derivatives designated cash flow hedges into earnings	-	-	-	-	-	-	(3,287)	(3,287)

Total comprehensive income								158,343

Stockholders’ equity - December 31, 2006	4,100,000	$102,500	45,713,817	$457	$833,887	$(10,848)	$75,984	$1,001,980

See notes to consolidated financial statements.	64

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Year Ended December 31,
	2008	2007	2006
Cash Flows From Operating Activities
Net income (loss)	$(2,985,352)	$(65,457)	$127,923
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities (inclusive of amounts related to discontinued operations):
Depreciation and amortization	637	1,412	1,085
Accretion of discount and other amortization	(32,418)	(26,709)	(15,365)
Deferred rent	183	234	(1,274)
Provision for credit losses - Note 5	8,457	10,723	9,438
Provision for losses, loans held for sale - Note 5	632,553	7,325	4,127
Non-cash directors’ compensation	90	60	60
(Gain) loss on sale of investments	44,580	(14,218)	(13,359)
Unrealized (gain) loss on non-hedge derivatives and hedge ineffectiveness	94,011	14,586	(4,284)
Other-than-temporary impairment - Note 4	2,007,745	202,602	-
Loan impairment	353,124	-	-
(Gain) loss on extinguishment of debt - Note 8	(13,824)	10,278	-
Equity in earnings of unconsolidated subsidiaries	(8,157)	(5,390)	(5,968)
Distributions of earnings from unconsolidated subsidiaries	10,261	3,286	5,968
Purchase of loans held for sale - Note 5	-	(1,089,202)	(1,511,086)
Sale of loans held for sale - Note 5	-	969,747	1,411,530
Change in:
Restricted cash	5,571	(2,106)	1,400
Receivables and other assets	13,104	(10,879)	(8,985)
Due to affiliates	(6,209)	(5,724)	4,682
Accrued expenses and other liabilities	(6,182)	(7,078)	10,430

Net cash provided by (used in) operating activities	118,174	(6,510)	16,322

Cash Flows From Investing Activities
Purchase of real estate securities	(67,733)	(448,684)	(1,295,067)
Proceeds from sale of real estate securities	1,428,524	237,892	318,007
Purchase of and advances on loans	-	(941,045)	(1,643,062)
Proceeds from settlement of loans	33,978	29,197	24,750
Principal fundings on loan commitments	(1,180)	-	-
Repayments of loan and security principal	310,548	1,169,032	579,166
Margin received on derivative instruments	105,576	98,744	50,701
Return of margin on derivative instruments	(92,196)	(129,757)	(50,799)
Margin deposits on total rate of return swaps (treated as derivative instruments)	(59,194)	(60,085)	(55,922)
Return of margin deposits on total rate of return swaps (treated as derivative instruments)	103,028	63,941	81,619
Net proceeds from termination of derivative instruments	-	26,807	16,426
Proceeds from sale of derivative instruments into securitization trusts - Note 5	-	-	5,623
Payments on settlement of derivative instruments	(101,250)	-	-
Purchase and improvement of real estate held for sale	(603)	(2,964)	(1,585)
Proceeds from sale of real estate held for sale	11,226	-	-
Contributions to unconsolidated subsidiaries	-	(379)	(125)
Distributions of capital from unconsolidated subsidiaries	21,988	874	7,210
Change in restricted cash from investment in new CBOs	-	(9,601)	-

Net cash provided by (used in) investing activities	1,692,712	33,972	(1,963,058)

Continued on next page.	65

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Year Ended December 31,
	2008	2007	2006
Cash Flows From Financing Activities
Issuance of CBO bonds payable	-	1,835,071	807,464
Repayments of CBO bonds payable	(334,140)	(1,443,138)	(18,889)
Issuance of other bonds payable	-	-	631,988
Repayments of other bonds payable	(167,542)	(130,587)	(305,428)
Repayments of notes payable	-	(128,866)	(131,575)
Borrowings under repurchase agreements	85,749	4,951,437	3,953,324
Repayments of repurchase agreements	(1,444,163)	(4,077,421)	(4,241,181)
Margin deposits under repurchase agreement	(109,196)	(5,457)	-
Return of margin deposits under repurchase agreements	114,371	-	-
Issuance of repurchase agreements subject to ABCP facility	-	247,409	1,143,749
Repayments of repurchase agreements subject to ABCP facility	-	(1,391,158)	-
Draws under credit facility	-	382,800	570,400
Repayments of credit facility	-	(476,600)	(496,600)
Issuance of junior subordinated notes payable	-	-	100,100
Issuance of common stock	-	200,165	50,014
Costs related to issuance of common stock	-	(358)	(581)
Exercise of common stock options	-	1,443	1,717
Issuance of preferred stock	-	50,000	-
Costs related to issuance of preferred stock	-	(1,770)	-
Dividends paid	(91,087)	(152,752)	(121,493)
Payment of deferred financing costs	(337)	(2,273)	(12,177)
Restricted cash returned from refinancing activities	129,289	165,138	-

Net cash provided by (used in) financing activities	(1,817,056)	23,083	1,930,832

Net Increase (Decrease) in Cash and Cash Equivalents	(6,170)	50,545	(15,904)
Cash and Cash Equivalents, Beginning of Period	55,916	5,371	21,275

Cash and Cash Equivalents, End of Period	$49,746	$55,916	$5,371

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest expense	$271,845	$447,212	$335,545
Cash paid during the period for income taxes	$-	$-	$244
Cash paid during the period for federal excise tax	$316	$-	$-
Supplemental Schedule of Non-cash Investing and Financing Activities
Common stock dividends declared but not paid	$-	$38,001	$31,543
Preferred stock dividends declared but not paid	$-	$2,250	$1,552
Foreclosure of loans	$-	$285	$14,780
Acquisition and financing of loans subject to call option	$-	$102,381	$286,315

Retained bonds and equity in securitization	$-	$81,677	$96,058

See notes to consolidated financial statements.	66

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

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

In the second quarter of 2008, Newcastle changed the structure of its internal organization such that the basis of the composition of its reportable segments changed from investment type to financing type. Management believes this presentation better reflects the benefits and risks of the company’s structure. Segment information for previously reported periods in the accompanying financial statements has been restated to reflect this change to the composition of its segments.

In the fourth quarter of 2008, in accordance with current accounting rules, Newcastle recorded an impairment charge of $2.6 billion through its statement of operations on its securities and loans. For a further discussion of this impairment and the events that led to its being recorded, please see Notes 3, 4 and 5.

The following table presents information on shares of Newcastle’s common stock issued subsequent to its formation:

Year	Shares Issued	Range of Issue Prices (1)	Net Proceeds (millions)
Formation	16,488,517	N/A	N/A
2002	7,000,000	$13.00	$80.0
2003	7,886,316	$20.35-$22.85	$163.4
2004	8,484,648	$26.30-$31.40	$224.3
2005	4,053,928	$29.60	$108.2
2006	1,800,408	$29.42	$51.2
2007	7,065,362	$27.75-$31.30	$201.3
2008	9,871	N/A	$0.1

December 31, 2008	52,789,050

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

Approximately 5.0 million shares of Newcastle’s common stock were held by the Manager, through its affiliates, and principals of Fortress at December 31, 2008. In addition, the Manager, through its affiliates, held options to purchase approximately 1.6 million shares of Newcastle’s common stock at December 31, 2008.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

(dollars in tables in thousands, except per share data)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL

Basis of Accounting – The accompanying consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The consolidated financial statements include the accounts of Newcastle and its consolidated subsidiaries. All significant intercompany transactions and balances have been eliminated. Newcastle consolidates those entities in which it has an investment of 50% or more and has control over significant operating, financial and investing decisions of the entity. Financial Accounting Standards Board Interpretation (“FIN”) No. 46R “Consolidation of Variable Interest Entities” clarified the methodology for determining whether an entity is a variable interest entity (“VIE”) and the methodology for assessing who is the primary beneficiary of a VIE. VIEs are defined as entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. A VIE is required to be consolidated by its primary beneficiary, and only its primary beneficiary, which is defined as the party who will absorb a majority of the VIE’s expected losses or receive a majority of the expected residual returns as a result of holding variable interests. Newcastle’s CBO subsidiaries (Note 3 and 8) are special purpose entities which are considered VIEs of which Newcastle is the primary beneficiary. Therefore, the debt issued by such entities is considered a non-recourse secured borrowing of Newcastle. In addition, the trust preferred subsidiary (Note 8) is considered a VIE of which Newcastle is not the primary beneficiary. The subprime securitization trusts (Note 5) are exempt from consolidation as VIEs since they are qualified special purpose entities.

For entities over which Newcastle exercises significant influence, but which do not meet the requirements for consolidation, Newcastle uses the equity method of accounting whereby it records its share of the underlying income of such entities. Newcastle owns an equity method investment in two limited liability companies (Note 3) which are investment companies and therefore maintain their financial records on a fair value basis. Newcastle has retained such accounting relative to its investments in such companies pursuant to the Emerging Issues Task Force (“EITF”) Issue No. 85-12 “Retention of Specialized Accounting for Investments in Consolidation.” In addition, Newcastle owns an equity method investment in an entity which issued trust preferred securities (Note 8).

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

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

(dollars in tables in thousands, except per share data)

The following table summarizes Newcastle’s accumulated other comprehensive income:

	December 31,
	2008	2007
Net unrealized gains (losses) on securities	$6,750	$(407,986)
Net unrealized gains (losses) on derivatives designated as cash flow hedges	(314,323)	(99,567)
Net foreign currency translation adjustments	-	5,037

Accumulated other comprehensive income (loss)	$(307,573)	$(502,516)

REVENUE RECOGNITION

Real Estate Securities and Loans Receivable — Newcastle invests in securities, including commercial mortgage backed securities, senior unsecured debt issued by property REITs, real estate related asset backed securities and FNMA/FHLMC securities. Newcastle also invests in loans, including real estate related loans, commercial mortgage loans, residential mortgage loans, manufactured housing loans and subprime mortgage loans. Newcastle determines at acquisition whether loans will be aggregated into pools based on common risk characteristics (credit quality, loan type, and date of origination or acquisition); loans aggregated into pools are accounted for as if each pool were a single loan. Loans receivable are presented in the consolidated balance sheet net of any unamortized discount (or gross of any unamortized premium) and an allowance for loan losses. Discounts or premiums are accreted into interest income on an effective yield or “interest” method, based upon a comparison of actual and expected cash flows, through the expected maturity date of the security or loan. Depending on the nature of the investment, changes to expected cash flows may result in a prospective change to yield or a retrospective change which would include a catch up adjustment. For loans acquired at a discount for credit quality, the difference between contractual cash flows and expected cash flows at acquisition is not accreted (nonaccretable difference). Interest income with respect to non-discounted securities or loans is recognized on an accrual basis. Deferred fees and costs, if any, are recognized as interest income over the terms of the securities or loans using the interest method. Upon settlement of securities and loans, the excess (or deficiency) of net proceeds over the net carrying value of such security or loan is recognized as a gain (or loss) in the period of settlement. Interest income includes prepayment penalties received of $0.0 million, $2.3 million and $5.9 million in 2008, 2007, 2006, respectively.

Impairment of Securities and Loans — Newcastle continually evaluates securities and loans for impairment. Securities and loans are considered to be other-than-temporarily impaired, for financial reporting purposes, when it is probable that Newcastle will be unable to collect all principal or interest when due according to the contractual terms of the original agreements, or, for securities or loans purchased at a discount for credit quality or that represent retained beneficial interests in securitizations, when Newcastle determines that it is probable that it will be unable to collect as anticipated. The evaluation of a security’s estimated cash flows includes the following, as applicable: (i) review of the credit of the issuer or the borrower, (ii) review of the credit rating of the security, (iii) review of the key terms of the security or loan, (iv) review of the performance of the loan or underlying loans, including debt service coverage and loan to value ratios, (v) analysis of the value of the collateral for the loan or underlying loans, (vi) analysis of the effect of local, industry and broader economic factors, and (vii) analysis of historical and anticipated trends in defaults and loss severities for similar securities or loans. Furthermore, Newcastle must have the intent and ability to hold securities and loans whose fair value is below carrying value until such fair value recovers, or until maturity, or else a write down to fair value must be recorded. Upon determination of impairment, Newcastle establishes specific valuation allowances for loans or records a direct write down for securities based on the estimated fair value of the security or underlying collateral using a discounted cash flow analysis or based on an observable market value. Newcastle also establishes allowances for estimated unidentified incurred losses on pools of loans. The allowance for each loan is maintained at a level believed adequate by management to absorb probable losses, based on periodic reviews of actual and expected losses. It is Newcastle’s policy to establish an allowance for uncollectible interest on performing securities or loans that are past due more than 90 days or sooner when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. Upon such a determination, those loans are deemed to be non-performing. Actual losses may differ from Newcastle’s estimates. Subsequent to a determination of impairment, and a related write down, income is accrued on an effective yield method from the new carrying value to the related expected cash flows, with cash received treated as a reduction of basis.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

(dollars in tables in thousands, except per share data)

Gain (Loss) on Sale of Investments, Net and Other Income (Loss), Net – These items are comprised of the following:

	Year-Ended December 31,
	2008	2007	2006
Gain on sale of investments, net
Gain on sale of real estate securities	$12,555	$20,545	$9,168
Loss on sale of real estate securities	(16,645)	(6,390)	(2,114)
Gain on disposition of loans held for sale	1,434	-	-
Loss on disposition of loans held for sale	(41,924)	-	-
Realized gain (loss) of termination of derivative instruments	(14,088)	(222)	5,973
Other gain (loss)	-	61	(2)

	$(58,668)	$13,994	$13,025

Other income (loss), net
Realized gain (loss) on total rate of return swaps	$(46,923)	$-	$-
Unrealized gain (loss) on total rate of return swaps	-	(9,716)	(1,315)
Gain (loss) on non-hedge derivative instruments	(18,451)	6,059	6,178
Unrealized gain (loss) recognized at de-designation of hedges	(14,730)	(9,239)	-
Hedge ineffectiveness	180	(1,468)	24
Other income (loss)	3,802	1,127	465

	$(76,122)	$(13,237)	$5,352

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

Derivative transactions are entered into by Newcastle solely for risk management purposes, except for total rate of return swaps as described in Note 5. Such total rate of return swaps are essentially financings of certain reference assets which are treated as derivatives for accounting purposes. The decision of whether or not a given transaction/position (or portion thereof) is hedged is made on a case-by-case basis, based on the risks involved and other factors as determined by senior management, including restrictions imposed by the Code among others. In determining whether to hedge a risk, Newcastle may consider whether other assets, liabilities, firm commitments and anticipated transactions already offset or reduce the risk. All transactions undertaken as hedges are entered into with a view towards minimizing the potential for economic losses that could be incurred by Newcastle. Generally, all derivatives entered into are intended to qualify as hedges under GAAP, unless specifically stated otherwise. To this end, terms of hedges are matched closely to the terms of hedged items.

Description of the risks being hedged

1)	Interest rate risk, existing debt obligations – Newcastle generally hedges the risk of interest rate fluctuations with respect to its borrowings, regardless of the form of such borrowings, which require payments based on a variable interest rate index. Newcastle generally intends to hedge only the risk related to changes in the benchmark interest rate (LIBOR or a Treasury rate). In order to reduce such risks, Newcastle may enter into swap agreements whereby Newcastle would receive floating rate payments in exchange for fixed rate payments, effectively converting the borrowing to fixed rate. Newcastle may also enter into cap agreements whereby, in exchange for a premium, Newcastle would be reimbursed for interest paid in excess of a certain cap rate.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

(dollars in tables in thousands, except per share data)

2)	Interest rate risk, anticipated transactions – Newcastle may hedge the aggregate risk of interest rate fluctuations with respect to anticipated transactions, primarily anticipated borrowings. The primary risk involved in an anticipated borrowing is that interest rates may increase between the date the transaction becomes probable and the date of consummation. Newcastle generally intends to hedge only the risk related to changes in the benchmark interest rate (LIBOR or a Treasury rate). This is generally accomplished through the use of interest rate swaps.

3)	Interest rate risk, fair value of investments – Newcastle occasionally hedges the fair value of investments acquired prior to such investments being included in a CBO financing (Note 8). The primary risk involved is the risk that the fair value of such an investment will change between the acquisition date and the date the terms of the related financing are “locked in.” Newcastle generally intends to hedge only the risk related to changes in the benchmark interest rate (LIBOR or a Treasury rate). This is generally accomplished through the use of interest rate swaps.

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

Non-Hedge Derivatives

With respect to interest rate swaps and caps that have not been designated as hedges, any net payments under, or fluctuations in the fair value of, such swaps and caps have been recognized currently in Other Income (Loss).

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

(dollars in tables in thousands, except per share data)

Classification

Newcastle’s derivatives are recorded on its balance sheet as follows:

	December 31,
	2008	2007
Derivative Assets
Interest rate swaps, treated as hedges	$-	$1,627
Total rate of return swaps	-	-
Non-hedge interest rate swaps and caps	-	2,487

	$-	$4,114

Derivative Liabilities
Interest rate swaps, treated as hedges	$315,651	$114,357
Interest (receivable) payable	2,394	(99)
Total rate of return swaps	-	8,807
Non-hedge interest rate swaps and caps	15,932	10,445

	$333,977	$133,510

The following table summarizes financial information related to derivatives (excluding total rate of return swaps, which are reported separately):

	December 31,
	2008	2007
Cash flow hedges
Notional amount
Interest rate swap agreements	$2,376,420	$3,101,736

Deferred hedge gain (loss) related to anticipated financings, which have subsequently occurred, net of amortization	932	1,026
Deferred hedge gain (loss) related to dedesignation, net of amortization	(2,825)	6,450
Expected reclassification of deferred hedges from AOCI into earnings over the next 12 months	1,149	2,806

Expected reclassification of current hedges from AOCI into earnings over the next 12 months	(19,570)	(29,588)

Non-hedge Derivatives
Notional amount of interest rate cap and swap agreements	182,867	1,115,513

The following table summarizes gains (losses) recorded in relation to derivatives (excluding total rate of return swaps, which are reported separately):

	Year Ended December 31,
	2008	2007	2006
Cash flow hedges
Gain (loss) on the ineffective portion	$180	$(1,662)	$49
Gain (loss) immediately recognized at dedesignation	(14,730)	(9,315)	5,133

Fair value hedges
Gain (loss) on the effective portion (A)	-	168	(333)
Gain (loss) on the ineffective portion	-	(48)	(22)

Non-hedge derivatives gain (loss)	(18,451)	6,059	6,178

(A)	Offset by the unrealized gain (loss) on the associated hedged items which is recognized in earnings.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

(dollars in tables in thousands, except per share data)

Newcastle’s derivative financial instruments contain credit risk to the extent that its bank counterparties may be unable to meet the terms of the agreements. Newcastle reduces such risk by limiting its counterparties to major financial institutions. In addition, the potential risk of loss with any one party resulting from this type of credit risk is monitored. Management does not expect any material losses as a result of default by other parties. Newcastle does not require collateral; however, Newcastle does call margin from its derivative counterparties outside of its non-recourse financing structures. Newcastle’s major derivative counterparties include Bank of America, Deutsche Bank, Wachovia and Credit Suisse.

Management Fees and Incentive Compensation to Affiliate — These represent amounts due to the Manager pursuant to the Management Agreement. For further information on the Management Agreement, see Note 10.

BALANCE SHEET MEASUREMENT

Investment in Real Estate Securities — Newcastle has classified its investments in securities as available for sale. Securities available for sale are carried at market value with the net unrealized gains or losses reported as a separate component of accumulated other comprehensive income, to the extent impairment losses are considered temporary. At disposition, the net realized gain or loss is determined on the basis of the cost of the specific investments and is included in earnings. Unrealized losses on securities are charged to earnings if they reflect a decline in value that is other-than-temporary. A decline in value is considered other-than-temporary if either (a) it is deemed probable that Newcastle will be unable to collect all amounts anticipated to be collected at acquisition, or (b) Newcastle does not have the ability and intent to hold such investment until a forecasted market price recovery.

Investment in Loans — Loans receivable are presented net of any unamortized discount (or gross of any unamortized premium), including any fees received, and an allowance for loan losses. Loans which Newcastle does not have the intent and ability to hold into the foreseeable future are considered held-for-sale and are carried at the lower of amortized cost or market value.

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

Cash and Cash Equivalents and Restricted Cash — Newcastle considers all highly liquid short term investments with maturities of 90 days or less when purchased to be cash equivalents. Substantially all amounts on deposit with major financial institutions exceed insured limits. Restricted cash consisted of:

	December 31,
	2008	2007
Held in CBOs pending reinvestment (Note 8)	$27,696	$48,475

Total rate of return swap margin accounts	37	43,871

Bond sinking funds	-	66

Trustee accounts	7,577	18,289

Reserve accounts	-	26

Derivative margin accounts	8,906	22,335

Restricted property operating accounts	66	64

	$44,282	$133,126

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

(dollars in tables in thousands, except per share data)

Stock Options — Newcastle accounts for stock options granted in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation” as revised and as amended by EITF Issue No. 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Loans or Services.” The fair value of the options issued as compensation to the Manager for its successful efforts in raising capital for Newcastle was recorded as an increase in stockholders’ equity with an offsetting reduction of capital proceeds received. Options granted to Newcastle’s directors were accounted for using the fair value method.

Preferred Stock — In March 2003, Newcastle issued 2.5 million shares ($62.5 million face amount) of its 9.75% Series B Cumulative Redeemable Preferred Stock (the “Series B Preferred”). In October 2005, Newcastle issued 1.6 million shares ($40.0 million face amount) of its 8.05% Series C Cumulative Redeemable Preferred Stock (the “Series C Preferred”). In March 2007, Newcastle issued 2.0 million shares ($50.0 million face amount) of its 8.375% Series D Cumulative Redeemable Preferred Stock (the “Series D Preferred”). The Series B Preferred, Series C Preferred and Series D Preferred are non-voting, have a $25 per share liquidation preference, no maturity date and no mandatory redemption. Newcastle has the option to redeem the Series B Preferred beginning in March 2008, the Series C Preferred beginning in October 2010, and the Series D Preferred beginning in March 2012, at their face amount. If the Series C Preferred or Series D Preferred cease to be listed on the NYSE or the AMEX, or quoted on the NASDAQ, and Newcastle is not subject to the reporting requirements of the Exchange Act, Newcastle has the option to redeem the Series C Preferred or Series D Preferred, as applicable, at their face amount and, during such time any shares of Series C Preferred or Series D Preferred are outstanding, the dividend will increase to 9.05% or 9.375% per annum, respectively.

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

In the fourth quarter of 2008 Newcastle elected not to declare any of the specified dividends on its three series of preferred stock. As of December 31, 2008, $2.3 million of preferred dividends were in arrears. These dividends in arrears are included as part of preferred dividends on the consolidated statements of operations, since they represent a claim on earnings superior to common stockholders, but have not been accrued as Dividends Payable, since they have not been declared.

Accretion of Discount and Other Amortization — As reflected on the Consolidated Statements of Cash Flows, this item is comprised of the following:

	2008	2007	2006
Accretion of net discount on securities and loans	$(40,137)	$(38,048)	$(27,657)
Amortization of net discount on debt obligations	6,157	7,394	7,328
Amortization of deferred financing costs and interest rate cap premiums	2,442	4,407	4,434
Amortization of net deferred hedge gains and losses - debt	(880)	(462)	401
Amortization of deferred hedge loss - leases	-	-	129

	$(32,418)	$(26,709)	$(15,365)

Securitization of Subprime Mortgage Loans — Newcastle’s accounting policy for its securitization of subprime mortgage loans is disclosed in Note 5.

Recent Accounting Pronouncements — In June 2007, Statement of Position No. 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP 07-1”) was issued. SOP 07-1 addresses whether the accounting principles of the Audit and Accounting Guide for Investment Companies may be applied to an entity by clarifying the definition of an investment company and whether those accounting principles may be retained by a parent company in consolidation or by an investor in the application of the equity method of accounting. SOP 07-1 eliminated the previously existing exemption for REITs from being investment companies. Newcastle is currently evaluating the potential impact upon adoption of SOP 07-1. If Newcastle, or any of its subsidiaries, are considered an investment company under this new guidance, it would result in material changes to Newcastle’s financial statements. The primary change would be the recording of all of Newcastle’s (or its subsidiaries’) investments at fair value, with changes in fair value being recorded through the income statement. In October 2007, the FASB voted to indefinitely postpone the adoption of SOP 07-1.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

(dollars in tables in thousands, except per share data)

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

In September 2008, the FASB issued exposure drafts of two proposed standards, “Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140,” and “Amendments to FASB Interpretation No. 46(R).” These proposed standards would fundamentally change the requirements to consolidate (or deconsolidate) special purpose and variable interest entities and would be effective for us in 2010. Newcastle is currently evaluating the potential impact of these proposed standards. If the adoption of these proposed standards causes Newcastle to deconsolidate its CBOs, Newcastle would record a gain to the extent that it has taken impairment within a given CBO in excess of its investment in such CBO. This gain would likely be very substantial. See Notes 3, 4, and 5.

In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20.” This FSP amends EITF No. 99-20 to achieve more consistent determination of whether an other-than-temporary impairment has occurred, with the same objective as SFAS 115. It is effective for periods ending after December 15, 2008 and is applied prospectively. Due to the prospective nature of its application, the adoption of FSP EITF 99-20-1 did not have a material impact on Newcastle’s financial condition, liquidity or results of operations, but could have a material impact on Newcastle’s impairment analyses subsequent to adoption.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

(dollars in tables in thousands, except per share data)

3.	SEGMENT REPORTING AND UNCONSOLIDATED SUBSIDIARIES

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

The unlevered loans segment includes the retained equity and bonds from Securitization Trust 2006 and Securitization Trust 2007, as described in Note 5, since our retained interests are not leveraged.

The unallocated portion consists primarily of interest on short term investments, general and administrative expenses, interest expense on the credit facility (in prior years) and junior subordinated notes payable (Note 8) and management fees and incentive compensation pursuant to the Management Agreement (Note 10).

Summary financial data on Newcastle’s segments is given below, together with a reconciliation to the same data for Newcastle as a whole:

	CBOs (A)	Other Non- Recourse (A) (B)	Recourse	Unlevered	Unallocated	Total
Year Ended December 31, 2008
Gross revenues	$307,891	$88,643	$47,707	$22,672	$1,954	$468,867
Interest expense	(198,980)	(66,229)	(33,903)	(675)	(7,516)	(307,303)
Depreciation and amortization	-	-	-	-	(289)	(289)
Other operating expenses	(1,563)	(12,542)	(40)	(1,110)	(25,536)	(40,791)
Impairment	(2,585,272)	(105,181)	(133,316)	(159,604)	-	(2,983,373)

Operating income (loss)	(2,477,924)	(95,309)	(119,552)	(138,717)	(31,387)	(2,862,889)
Other income (loss)	(37,128)	(17,215)	(67,296)	9,413	(583)	(112,809)

Income (loss) from continuing operations	(2,515,052)	(112,524)	(186,848)	(129,304)	(31,970)	(2,975,698)
Income (loss) from discontinued operations	-	-	-	(9,654)	-	(9,654)

Net income (loss)	(2,515,052)	(112,524)	(186,848)	(138,958)	(31,970)	(2,985,352)
Preferred dividends	-	-	-	-	(13,501)	(13,501)

Income (loss) applicable to common stockholders	$(2,515,052)	$(112,524)	$(186,848)	$(138,958)	$(45,471)	$(2,998,853)

December 31, 2008
GAAP
Investments	$2,168,776	$751,556	$284,736	$126,699	$101	$3,331,868
Cash and restricted cash	37,483	-	6,733	681	49,131	94,028
Other assets	39,985	-	2,303	233	5,206	47,727
Debt	(4,359,981)	(778,646)	(276,472)	-	(100,100)	(5,515,199)
Derivative liabilites	(289,406)	(37,473)	(7,098)	-	-	(333,977)
Other liabilities	(1,174)	(10,010)	(284)	(777)	(5,734)	(17,979)
Preferred stock	-	-	-	-	(152,500)	(152,500)

GAAP book value (C)	$(2,404,317)	$(74,573)	$9,918	$126,836	$(203,896)	$(2,546,032)

GAAP book value per share						$(48.23)

Fair Value
Assets, fair value (D)	$2,246,394	$751,556	$293,772	$127,613	$54,438	$3,473,773
Liabilities, fair value (D)	(1,298,940)	(778,937)	(283,854)	(777)	(30,759)	(2,393,267)
Preferred stock, at par	-	-	-	-	(152,500)	(152,500)

Adjusted book value	$947,454	$(27,381)	$9,918	$126,836	$(128,821)	$928,006

Adjusted book value per share (E)						$17.58

Continued on next page

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

(dollars in tables in thousands, except per share data)

	CBOs (A)	Other Non-Recourse (A) (B)	Recourse	Unlevered	Unallocated	Total
Year Ended December 31, 2007
Gross revenues	$382,642	$98,255	$160,605	$37,297	$1,736	$680,535
Interest expense	(279,160)	(72,829)	(113,595)	(1,184)	(10,164)	(476,932)
Depreciation and amortization	-	-	-	-	(291)	(291)
Other operating expenses	(1,878)	(15,903)	(2,355)	(20)	(29,671)	(49,827)
Impairment	(138,570)	-	(57,147)	(14,210)	-	(209,927)

Operating income (loss)	(36,966)	9,523	(12,492)	21,883	(38,390)	(56,442)
Other income (loss)	785	268	(15,697)	5,751	8	(8,885)

Income (loss) from continuing operations	(36,181)	9,791	(28,189)	27,634	(38,382)	(65,327)
Income (loss) from discontinued operations	-	-	-	(130)	-	(130)

Net income (loss)	(36,181)	9,791	(28,189)	27,504	(38,382)	(65,457)
Preferred dividends	-	-	-	-	(12,640)	(12,640)

Income (loss) applicable to common stockholders	$(36,181)	$9,791	$(28,189)	$27,504	$(51,022)	$(78,097)

December 31, 2007
GAAP
Investments	$4,855,935	$994,134	$1,691,347	$238,725	$101	$7,780,242
Cash and restricted cash	64,103	1,475	68,999	658	53,807	189,042
Other assets	48,146	(15)	10,600	5,340	4,415	68,486
Debt	(4,814,510)	(940,697)	(1,536,387)	-	(100,100)	(7,391,694)
Derivative liabilites	(86,187)	(17,079)	(30,244)	-	-	(133,510)
Other liabilities	(4,636)	(3,517)	(2,358)	(2,112)	(52,318)	(64,941)
Preferred stock	-	-	-	-	(152,500)	(152,500)

GAAP book value (C)	$62,851	$34,301	$201,957	$242,611	$(246,595)	$295,125

GAAP book value per share						$5.59

Fair Value
Assets, fair value (D)	$4,896,527	$993,463	$1,753,194	$244,577	$58,323	$7,946,084
Liabilities, fair value (D)	(4,263,947)	(953,623)	(1,567,912)	(2,112)	(141,181)	(6,928,775)
Preferred stock	-	-	-	-	(152,500)	(152,500)

Adjusted book value	$632,580	$39,840	$185,282	$242,465	$(235,358)	$864,809

Adjusted book value per share (E)						$16.39
Year Ended December 31, 2006
Gross revenues	$294,538	$80,685	$130,558	$23,473	$564	$529,818
Interest expense	(219,141)	(59,178)	(84,230)	-	(11,720)	(374,269)
Depreciation and amortization	-	-	-	-	(273)	(273)
Other operating expenses	(1,473)	(13,402)	(1,767)	(36)	(30,659)	(47,337)
Impairment	-	-	(4,127)	-	-	(4,127)

Operating income (loss)	73,924	8,105	40,434	23,437	(42,088)	103,812
Other income (loss)	3,516	(100)	16,245	4,651	(652)	23,660

Income (loss) from continuing operations	77,440	8,005	56,679	28,088	(42,740)	127,472
Income (loss) from discontinued operations	-	-	-	451	-	451

Net income (loss)	77,440	8,005	56,679	28,539	(42,740)	127,923
Preferred dividends	-	-	-	-	(9,314)	(9,314)

Income (loss) applicable to common stockholders	$77,440	$8,005	$56,679	$28,539	$(52,054)	$118,609

(A)	Assets held within CBOs and other non-recourse structures are not available to satisfy obligations outside of such financings, except to the extent Newcastle receives net cash flow distributions from such structures. Furthermore, economic losses from such structures cannot exceed Newcastle’s invested equity in them. Therefore, economically their book value cannot be less than zero, except for the amounts described in note (B) below.

(B)	Includes all of the manufactured housing loan financing (Note 8), of which $50.9 million and $98.3 million carrying value was recourse at December 31, 2008 and 2007, respectively.

(C)	Newcastle cannot economically lose more than its investment amount in any given CBO. Therefore, impairment recorded in excess of such investment, which results in negative GAAP book value for a given CBO, cannot economically be incurred and will eventually be reversed through amortization, sales at gains, or as gains at the deconsolidation or termination of such CBO. For CBOs with negative GAAP book value, the aggregate negative GAAP book value which will eventually be recorded as income is $2.1 billion.

(D)	Only financial instruments are reflected at fair value; other assets and liabilities are reflected at their carrying value.

(E)	Represents GAAP book value as if Newcastle had elected to measure all of its financial assets and liabilities at fair value under SFAS 159.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

(dollars in tables in thousands, except per share data)

Unconsolidated Subsidiaries

The following table summarizes the activity for significant subsidiaries, excluding the trust preferred subsidiary, affecting the equity held by Newcastle in unconsolidated subsidiaries. This activity is included in the unlevered segment.

	Operating Real Estate	Real Estate Loan
Balance at December 31, 2006	$12,528	$10,249
Distributions from unconsolidated subsidiaries	(1,541)	(2,612)
Equity in earnings of unconsolidated subsidiaries	2,404	3,347

Balance at December 31, 2007	$13,391	$10,984
Distributions from unconsolidated subsidiaries	(20,307)	(11,934)
Equity in earnings of unconsolidated subsidiaries	6,916	1,233

Balance at December 31, 2008	$-	$283

Summarized financial information related to these unconsolidated subsidiaries was as follows:

	Operating Real Estate			Real Estate Loan
	December 31,			December 31,
	2008	2007	2006	2008	2007	2006
Assets	$-	$79,213	$78,381	$568	$22,093	$20,615
Liabilities	-	(51,929)	(52,856)	-	-	-
Minority interest	-	(502)	(470)	(3)	(125)	(116)

Equity	$-	$26,782	$25,055	$565	$21,968	$20,499

Equity held by Newcastle	$-	$13,391	$12,528	$283	$10,984	$10,249

	2008	2007	2006	2008	2007	2006
Revenues	$14,962	$8,273	$8,626	$2,517	$6,755	$7,048
Expenses	(871)	(3,375)	(3,430)	(37)	(23)	(32)
Minority interest	(259)	(90)	(96)	(14)	(38)	(40)

Net income	$13,832	$4,808	$5,100	$2,466	$6,694	$6,976

Newcastle’s equity in net income	$6,916	$2,404	$2,550	$1,233	$3,347	$3,488

The unconsolidated subsidiaries’ summary financial information above is presented on a fair value basis, consistent with their internal basis of accounting as investment companies.

Operating Real Estate Subsidiary

In March 2004 Newcastle purchased a 49% interest in a portfolio of convenience and retail gas stores. Newcastle structured this transaction through a joint venture in two limited liability companies with a private investment fund managed by an affiliate of its manager, pursuant to which such affiliate co-invested on equal terms. In April 2008, Newcastle closed on the sale of its interest in this joint venture and received net proceeds of $19.8 million. As a result, Newcastle recorded a gain of approximately $6.2 million.

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

Trust Preferred Subsidiary

As of December 31, 2008, Newcastle’s investment in the Trust Preferred Subsidiary was $0.1 million. For Information regarding the trust preferred subsidiary, which is a financing subsidiary with no material net income or cash flow, see Note 8.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

(dollars in tables in thousands, except per share data)

4.	REAL ESTATE SECURITIES

The following is a summary of Newcastle’s real estate securities at December 31, 2008 and 2007, all of which are classified as available for sale and are therefore reported at fair value with changes in fair value recorded in other comprehensive income, except for securities that are other-than-temporarily impaired.

December 31, 2008	Outstanding Face Amount	Amortized Cost Basis			Gross Unrealized		Carrying Value	Number of Securities	Weighted Average
Asset Type		Before Impairment	Other- Than- Temporary- Impairment (A)	After Impairment	Gains	Losses			Rating (B)	Coupon	Yield	Maturity (Years)
CMBS-Conduit	$1,428,461	$1,357,593	$(986,790)	$370,803	$445	$—	$371,248	179	BBB	5.74%	38.91%	6.3
CMBS- Single Borrower	748,347	734,999	(330,049)	404,950	32	—	404,982	70	BB+	5.26%	26.97%	3.3
CMBS-Large Loan	89,225	89,217	(43,410)	45,807	—	—	45,807	12	BB+	2.78%	116.96%	1.4
CMBS-CDO	16,000	14,730	(14,730)	—	—	—	—	1	CC	10.14%	0.00%	—
REIT Debt	650,666	655,888	(243,304)	412,584	238	—	412,822	65	BB+	6.25%	18.15%	4.7
ABS-Subprime	578,026	520,130	(333,387)	186,743	3,350	—	190,093	123	BB	1.78%	28.35%	5.2
ABS-Manufactured Housing	61,102	59,903	(23,913)	35,990	—	—	35,990	9	BBB	6.68%	13.14%	5.1
ABS-Franchise	38,654	38,822	(22,994)	15,828	—	—	15,828	17	BBB-	4.26%	35.97%	5.5
FNMA/FHLMC (C)	179,727	181,524	—	181,524	2,685	—	184,209	6	AAA	5.34%	5.39%	2.8

Subtotal/Average (D)	3,790,208	3,652,806	(1,998,577)	1,654,229	6,750	—	1,660,979	482	BBB-	5.06%	27.54%	4.9

Retained Securities (E)	80,380	73,587	(66,973)	6,614	—	—	6,614	7	CCC-	2.55%	20.00%	2.6
Residual Interests (E)	1,155	29,718	(28,563)	1,155	—	—	1,155	1	NR	0.00%	30.00%	0.7

Total/Average	$3,871,743	$3,756,111	$(2,094,113)	$1,661,998	$6,750	$—	$1,668,748	490	BBB-	5.01%	27.51%	4.9

December 31, 2007	Outstanding Face Amount	Amortized Cost Basis			Gross Unrealized		Carrying Value	Number of Securities	Weighted Average
Asset Type		Before Impairment	Other- Than- Temporary- Impairment (A)	After Impairment	Gains	Losses			S&P Equivalent Rating (B)	Coupon	Yield	Maturity (Years)
CMBS-Conduit	$1,580,562	$1,521,467	$(3,848)	$1,517,619	$4,771	$(204,398)	$1,317,992	201	BBB	5.89%	6.47%	6.6
CMBS-Large Loan	650,886	649,762	(200)	649,562	333	(30,276)	619,619	47	BBB-	6.98%	6.58%	2.6
CMBS-CDO	16,000	14,730	(14,090)	640	—	—	640	1	CC+	10.60%	15.00%	—
CMBS- B-Note	281,285	270,320	—	270,320	1,405	(15,008)	256,717	43	BB+	6.85%	7.30%	5.2
REIT Debt	920,858	934,526	(3,443)	931,083	4,535	(32,318)	903,300	92	BBB-	6.33%	5.95%	5.1
ABS-Subprime	586,083	574,912	(154,121)	420,791	—	(130,853)	289,938	122	BB+	6.93%	7.38%	3.7
ABS-Manufactured Housing	61,838	59,931	—	59,931	88	(4,151)	55,868	9	BBB-	6.68%	7.47%	5.3
ABS-Franchise	45,092	45,202	—	45,202	—	(9,069)	36,133	17	BBB	7.69%	7.35%	4.9
FNMA/FHLMC (C)	1,229,115	1,236,721	(779)	1,235,942	10,971	(648)	1,246,265	43	AAA	5.30%	5.28%	3.3

Subtotal/Average (D)	5,371,719	5,307,571	(176,481)	5,131,090	22,103	(426,721)	4,726,472	575	BBB+	6.16%	6.24%	4.7

Retained Securities (E)	76,380	70,652	(13,298)	57,354	—	(3,367)	53,987	6	BBB	7.32%	12.85%	7.3
Residual Interests (E)	68,248	68,248	(12,823)	55,425	—	—	55,425	2	NR	0.00%	20.00%	7.1

Total/Average	$5,516,347	$5,446,471	$(202,602)	$5,243,869	$22,103	$(430,088)	$4,835,884	583	BBB+	6.10%	6.46%	4.7

See notes on following page

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

(dollars in tables in thousands, except per share data)

(A)	Represents the cumulative impairment against amortized cost basis through earnings.

(B)	Represents the weighted average of the ratings of all securities in each asset type, expressed as an S&P equivalent rating. For each security rated by multiple rating agencies, the lowest rating is used. FNMA/FHLMC securities have an implied AAA rating. Ratings provided were determined by third party rating agencies as of a particular date, may not be current and are subject to change (including the assignment of a “negative outlook” or “credit watch” at any time.

(C)	Amortized cost basis and carrying value include principal receivable of $2.0 million.

(D)	As of December 31, 2008 and 2007, the total outstanding face amount of fixed rate securities was $2.8 billion and $4.4 billion, respectively, and of floating rate securities was $1.1 billion and $1.1 billion, respectively.

(E)	Represents the retained bonds and equity from Securitization Trust 2006 and Securitization Trust 2007 as described in Note 5. The residuals do not have stated coupons and therefore their coupons have been treated as zero for purposes of the table.

Unrealized losses that are considered other-than-temporary are recognized currently in income. During the years ended December 31, 2008, 2007 and 2006, Newcastle recorded other-than-temporary impairment charges of $2.0 billion, $202.6 million and $0.0 million, respectively, with respect to real estate securities. Based on management’s analysis of these securities, the performance of the underlying loans and changes in market factors, Newcastle noted adverse changes in the expected cash flows on certain of these securities, and could not express an intent and ability to hold others until recovery as described below, and concluded that they were other-than-temporarily impaired. Any remaining unrealized losses as of each balance sheet date on Newcastle’s securities were primarily the result of changes in market factors, rather than issuer-specific credit impairment. Newcastle performed analyses in relation to such securities, using management’s best estimate of their cash flows, which support its belief that the carrying values of such securities were fully recoverable over their expected holding period. Such market factors include changes in market interest rates and credit spreads, or certain macroeconomic events, including market disruptions and supply changes, which did not directly impact our ability to collect amounts contractually due. Management continually evaluates the credit status of each of Newcastle’s securities and the collateral supporting those securities. This evaluation includes a review of the credit of the issuer of the security (if applicable), the credit rating of the security, the key terms of the security (including credit support), debt service coverage and loan to value ratios, the performance of the pool of underlying loans and the estimated value of the collateral supporting such loans, including the effect of local, industry and broader economic trends and factors. These factors include loan default expectations and loss severities, which are analyzed in connection with a particular security’s credit support, as well as prepayment rates. The result of this evaluation is considered when determining management’s estimate of cash flows and in relation to the amount of the unrealized loss and the period elapsed since it was incurred. Significant judgment is required in this analysis.

The securities are encumbered by the CBO bonds payable and certain repurchase agreements (Note 8) at December 31, 2008.

As of December 31, 2008 and 2007, Newcastle had $27.7 million and $48.5 million of restricted cash, respectively, held in CBO financing structures pending its investment in real estate securities and loans.

The table below summarizes the geographic distribution of the collateral securing our CMBS at December 31, 2008:

Geographic Location	Outstanding Face Amount	Percentage

Northeastern U.S.	$568,555	24.9%

Western U.S.	517,551	22.7%

Southeastern U.S.	455,309	20.0%

Midwestern U.S.	296,675	13.0%

Southwestern U.S.	236,871	10.4%

Other	181,226	7.9%

Foreign	25,846	1.1%

	$2,282,033	100.0%

Geographic concentrations of investments expose Newcastle to the risk of economic downturns within the relevant regions, particularly given the current unfavorable market conditions. These market conditions may make regions more vulnerable to downturns in certain market factors. Any such downturn in a region where Newcastle holds significant investments could have a material, negative impact on Newcastle.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

(dollars in tables in thousands, except per share data)

Fourth Quarter Impairment

In the fourth quarter of 2008, in accordance with current accounting rules as described in Note 2, Newcastle recorded an impairment charge of $2.6 billion through its statement of operations on its securities and loans. Newcastle notes the following with respect to this charge:

•

Of the $2.6 billion impairment charge, Newcastle could only economically lose $262 million. Most of Newcastle’s assets are financed with non-recourse debt and its exposure to loss is limited to the aggregate amount of its investment in those assets, less any related non-recourse debt issued to third parties. In other words, the maximum amount Newcastle could economically lose in each of its non-recourse financing structures is the net amount it invested in them. However, current accounting rules require Newcastle to consolidate these structures and record impairment on the gross amount of assets within these structures regardless of whether it is economically exposed to such impairment. As a result, while Newcastle recorded an impairment charge of $2.6 billion, it could not economically lose more than $262 million of this amount, which represents the aggregate amount of its net investments prior to the charge. The $2.3 billion of impairment charges recorded in excess of this maximum possible economic loss will ultimately be reversed over time, either through amortization, sales at gains, or as gains at the deconsolidation or termination of the non-recourse financing structures.

•

This $2.6 billion impairment charge was mainly the result of Newcastle’s inability to express an intent and ability to hold its assets until a recovery in value. This means that since liquidity requirements or other factors could necessitate the sale of any number of Newcastle’s assets at a future date, and any such sales could result in realized accounting losses, Newcastle must record the aggregate potential accounting loss on all of its assets immediately even if it never expects to realize the majority of those losses.

•

This $2.6 billion impairment charge was comprised of $0.5 billion recorded with respect to securities and loans upon which Newcastle expects actual credit losses, and $2.1 billion recorded with respect to securities and loans upon which Newcastle does not expect actual credit losses. An expected credit loss refers to the expectation that a borrower under one of Newcastle’s securities or loans will not make its required interest and principal payments on their scheduled due dates, generally resulting in Newcastle not ultimately receiving all of the amounts due to it under such security or loan.

•

Impairment charges are not necessarily indicative of current or future reductions in cash flow, which are based on actual delinquencies and defaults or sales of assets at losses. Even with respect to the charges on investments where Newcastle does expect actual credit losses, cash flows received over the life of these investments, if Newcastle holds them to maturity, may exceed their current fair value.

•

If Newcastle’s assets continue to decline in value, it would likely be required to record additional impairment through its statement of operations in the future, which would adversely affect its results of operations. Furthermore, Newcastle could incur significant additional economic losses on assets outside of its non-recourse financing structures.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

(dollars in tables in thousands, except per share data)

The following table summarizes the impairment recorded in the fourth quarter of 2008:

	Non-Recourse Structures			Recourse Financings/Unlevered
	Securities and Loans with:			Securities and Loans with:
	Expected Credit Losses	No Expected Credit Losses (A)	Total	Expected Credit Losses	No Expected Credit Losses (A)	Total	Total
Real estate securities
CMBS	$98,284	$1,236,720	$1,335,004	$3,117	$-	$3,117	$1,338,121
ABS - subprime	37,728	61,741	99,469	2,777	-	2,777	102,246
Subprime retained	510	451	961	965	-	965	1,926
Subprime residuals	-	-	-	1,044	-	1,044	1,044
ABS - other real estate	5,727	36,080	41,807	-	31	31	41,838
FNMA / FHLMC	-	-	-	-	-	-	-
REIT debt	105,896	137,409	243,305	-	-	-	243,305
Real estate related loans	-	-	-	-	-	-	-
Mezzanine loans	50,052	180,656	230,708	36,487	87,840	124,327	355,035
Corporate bank loans	131,581	104,280	235,861	-	-	-	235,861
B-Notes	3,465	102,936	106,401	54,623	6,914	61,537	167,938
Whole loans	-	23,604	23,604	-	-	-	23,604
ICH loans	-	-	-	-	-	-	-
Residential mortgage loans	-	-	-	-	-	-	-
Residential loans	-	-	-	-	22,364	22,364	22,364
Manufactured housing loans (B)	-	103,959	103,959	-	-	-	103,959

4th quarter 2008 impairment charges	$433,243	$1,987,836	2,421,079	$99,013	$117,149	216,162	2,637,241

Charges in excess of investment (C)			(2,375,239)			-	(2,375,239)

Potential net loss (D)			$45,840			$216,162	$262,002

Prior impairment charges: (E)
First three quarters of 2008	$268,151	$-	$268,151	$77,981	$-	$77,981	$346,132
2007	$138,570	$-	$138,570	$71,357	$-	$71,357	$209,927
2006	$-	$-	$-	$4,127	$-	$4,127	$4,127

Unrealized loss on hedges in non-recourse structures (F)			$310,879			$-	$310,879

(A)	Represents investments on which Newcastle does not expect future credit losses. Impairment to correct fair value was nonetheless required to be recorded since it is possible that Newcastle may sell any of these investments prior to a recovery in value. Furthermore, while Newcastle does not expect to incur credit losses on these investments at this time, their credit may deteriorate and Newcastle could incur credit losses on these investments in the future.

(B)	Financed with both recourse and non-recourse debt.

(C)	Represents the resulting negative book equity in Newcastle’s non-recourse financing structures after the impairment charges. If this portion of the charges is ultimately realized through credit losses, it would impact the amounts received by Newcastle’s non-recourse debt holders rather than its shareholders as Newcastle’s maximum possible economic loss on these structures is equal to its investment. As a result, this portion of the charges will be reversed over time, either through amortization, sales at gains, or as gains at the deconsolidation or termination of the CBOs.

(D)	Represents the portion of the charges necessary to bring the book equity in Newcastle’s non-recourse financing structures to zero. This represents the maximum portion of these unrealized impairment charges that could ultimately be economically realized by Newcastle. This portion of the charges will either be economically realized or be reversed as described above.

(E)	These prior impairments represent potential future economic losses. In the fourth quarter analysis above, it is assumed that these amounts have already been economically lost.

(F)	If the hedges increase in value, the potential economic loss on the hedges would decrease and the potential economic loss on the investments would increase in direct proportion (such that the net investment in the CBOs remained at zero). This would have no net impact on potential losses.

Furthermore, Newcastle recorded an aggregate of $346.1 million of impairment during the first three quarters of 2008, including $269.2 million, $75.7 million, and $1.2 million on real estate securities, real estate related loans and residential mortgage loans, respectively. All of this impairment was recorded with respect to investments where Newcastle expects credit losses.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

(dollars in tables in thousands, except per share data)

5.	REAL ESTATE RELATED LOANS, RESIDENTIAL MORTGAGE LOANS AND SUBPRIME MORTGAGE LOANS

As a result of events that took place during the fourth quarter of 2008, Newcastle determined that, as of December 31, 2008, it could no longer express the intent and ability to hold its security and loan investments through maturity. As a result, all of Newcastle’s loan investments were classified as held for sale as of December 31, 2008 and marked to the lower of carrying value or fair value, which generally resulted in impairment. A summary of this impairment is included in Note 4.

The following is a summary of real estate related loans, residential mortgage loans and subprime mortgage loans. The loans contain various terms, including fixed and floating rates, self-amortizing and interest only. They are generally subject to prepayment.

Loan Type	December 31, 2008						December 31, 2007
	Outstanding Face Amount	Carrying Value (A)	Loan Count	Wtd. Avg. Yield	Weighted Average Maturity (Years) (B)	Floating Rate Loans as a Percentage of Face Amount	Delinquent Face Amount (C)	Carrying Value (A)
Mezzanine Loans	$760,510	$395,443	23	32.59%	3.1	86.9%	$39,975	$801,678
Corporate Bank Loans	508,807	216,356	15	47.86%	3.1	100.0%	58,018	460,622
B-Notes	344,799	154,159	12	25.84%	2.3	85.9%	50,000	396,477
Whole Loans	98,398	74,663	3	20.83%	2.2	100.0%	-	113,784
ICH Loans	2,574	2,591	2	7.58%	6.1	0.0%	-	84,417
Total Real Estate Related

Loans (D)	$1,715,088	$843,212	55	34.16%	2.9	91.2%	$147,993	$1,856,978

Residential Loans	$78,086	$56,102	269	10.13%	5.7	100.0%	$5,063	$104,630
Manufactured Housing
Loans	470,843	353,530	13,812	15.56%	6.4	10.7%	5,732	529,975
Total Residential

Mortgage Loans (E)	$548,929	$409,632	14,081	14.82%	6.3	23.4%	$10,795	$634,605

Subprime Mortgage Loans subject to Call Option	$406,217	$398,026						$393,899

(A)	The aggregate United States federal income tax basis for such assets at December 31, 2008 was approximately $2.0 billion, excluding the securitized subprime mortgage loans which are fully consolidated for tax purposes.

(B)	The weighted average maturities were calculated based on constant prepayment rates (CPR) of approximately 10% and 30% for the residential loan pools, and 8% and 9% for the manufactured housing loan pools.

(C)	Includes loans that are non-performing, in foreclosure, under bankruptcy filing or considered real estate owned.

(D)	Loans which are more than 3% of the total current carrying value (or $25.2 million) at December 31, 2008 are as follows:

Loan Type	December 31, 2008
	Outstanding Face Amount	Carrying Value (A)	Loan Count	Wtd. Avg. Yield	Weighted Average Maturity (Years) (B)
Individual Bank Loan	$100,000	$48,500	1	52.51%	1.91
Individual Mezzanine Loan	87,664	48,215	1	34.80%	2.33
Individual Bank Loan	76,505	45,903	1	58.55%	1.33
Individual Mezzanine Loan	52,727	34,273	1	37.54%	1.58
Individual Whole Loan	42,398	33,918	1	17.68%	1.75
Individual Bank Loan	40,834	33,280	1	45.37%	0.58
Individual Whole Loan	45,700	31,990	1	17.02%	3.08
Individual Mezzanine Loan	53,510	30,501	1	32.17%	2.50
Individual B-Note	58,581	26,362	1	40.11%	2.75
Others	1,157,169	510,270	46	31.18%	3.44

	$1,715,088	$843,212	$55	34.16%	2.97

(E)	Carrying value includes interest receivable of $0.3 million for the residential loans and principal and interest receivable of $10.1 million for the manufactured housing loans.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

(dollars in tables in thousands, except per share data)

The following is a reconciliation of loss allowance:

	Real Estate Related Loans	Residential Mortgage Loans
Balance at December 31, 2006	$ (2,150)	$ (7,256)
Provision for credit losses	(700)	(9,694)
Realized losses	2,250	10,033

Balance at December 31, 2007	$ (600)	$ (6,917)

Provision for credit losses	(200)	(8,257)
Provision for losses, loans held for sale	(506,231)	(126,322)
Provision for impaired loans	(351,902)	(1,222)
Realized losses	31,605	6,512

Balance at December 31, 2008	$ (827,328)	$ (136,206)

Newcastle had entered into total rate of return swaps with major investment banks to finance certain loans whereby Newcastle received the sum of all interest, fees and any positive change in value amounts (the total return cash flows) from a reference asset with a specified notional amount, and paid interest on such notional plus any negative change in value amounts from such asset. These agreements were recorded in Derivative Assets or Liabilities (as applicable) and treated as non-hedge derivatives for accounting purposes and were therefore marked to market through income. Net interest received was recorded to Interest Income and the mark to market was recorded to Other Income. If Newcastle owned the reference assets directly, they would not have been marked to market through income. Under the agreements, Newcastle was required to post an initial margin deposit to an interest bearing account and additional margin was payable in the event of a decline in value of the reference asset. Any margin on deposit (recorded in Restricted Cash), less any negative change in value amounts, was returned to Newcastle upon termination of the contract. As of December 31, 2008, Newcastle did not own any total rate of return swaps.

The average carrying amount of Newcastle’s real estate related loans was approximately $1.7 billion, $1.97 billion and $1.0 billion during 2008, 2007 and 2006, respectively, on which Newcastle earned approximately $124.4 million, $176.4 million and $93.6 million of gross interest revenues, respectively.

The average carrying amount of Newcastle’s residential mortgage loans was approximately $570.0 million, $701.2 million and $783.2 million during 2008, 2007 and 2006, respectively, on which Newcastle earned approximately $56.0 million, $95.9 million and $69.8 million of gross interest revenues, respectively.

The loans are encumbered by various debt obligations as described in Note 8.

Real estate owned (“REO”) as a result of foreclosure on loans is included in Receivables and Other Assets, and is recorded at the lower of cost or fair value. No material REO was owned as of December 31, 2008 or 2007.

Securitization of Subprime Mortgage Loans

Newcastle acquired and securitized two portfolios of subprime residential mortgage loans (“Subprime Portfolio I” and “Subprime Portfolio II”), through subsidiaries, as summarized in the table below. Both portfolios are being serviced by an affiliate of the Manager for a servicing fee equal to 0.50% per annum on their respective unpaid principal balances.

Both portfolios were financed with repurchase agreement prior to their securitization. Newcastle entered into interest rate swaps in order to hedge its exposure to the risk of changes in market interest rates with respect to these repurchase agreements. The repurchase agreements were each repaid from proceeds of the respective securitizations. The interest rate swaps both resulted in gains being recorded to Other Income prior to securitization.

Both portfolios were considered “held for sale” prior to their securitization and therefore were carried at the lower of cost or fair value, which resulted in a write down in both cases being recorded to Provision for Losses, Loans Held for Sale. Furthermore, the acquisition of loans held for sale is considered an operating activity for statement of cash flow purposes. An offsetting cash inflow from the sale of such loans was recorded as an operating cash flow upon securitization.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

(dollars in tables in thousands, except per share data)

Both portfolios were securitized through qualified special purpose entities (“Securitization Trust 2006” and (“Securitization Trust 2007”) which are not consolidated by Newcastle. Newcastle retained a portion of the notes issued by, and all of the equity of, both entities. Newcastle, as holder of the equity (or residual interest), has the option (a call option) to redeem the notes once the aggregate principal balance of Subprime Portfolio I or Subprime Portfolio II is equal to or less than 20% or 10%, respectively, of such balance at the date of the transfer. The transactions between Newcastle and each securitization trust qualified as sales for accounting purposes. However, the loans which are subject to a call option by Newcastle were not treated as being sold and are classified as “held for investment” subsequent to the completion of the securitizations. The loans subject to call option and the corresponding financing recognize interest income and expense based on the expected weighted average coupons of the loans subject to call option at the call date of 9.24% and 8.68% for Subprime Portfolios I and II, respectively. The call options are “out of the money,” meaning that the price Newcastle would have to pay to acquire such loans exceeds their fair value at this time, and there is no requirement to exercise such options.

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

	Subprime Portfolio
	I	II
Date of acquisition	March 2006	March 2007
Original number of loans (approximate)	11,300	7,300
Predominant origination date of loans	2005	2006
Original face amount of purchase	$1.5 billion	$1.3 billion
Pre-securitization loan write-down	($4.1 million)	($5.8 million)
Gain on pre-securitization hedge	$5.5 million	$5.8 million
Gain on sale	Less than $0.1 million	$0.1 million
Securitization date	April 2006	July 2007
Face amount of loans at securitization	$1.5 billion	$1.1 billion
Face amount of notes sold by trust	$1.4 billion	$1.0 billion
Stated maturity of notes	March 2036	April 2037
Face amount of notes retained by Newcastle	$37.6 million	$38.8 million
Fair value of equity retained by Newcastle	$62.4 million (A)	$46.7 million (A)
Key assumptions in measuring such fair value (A):
Weighted average life (years)	3.1	3.8
Expected credit losses	5.3%	8.0%
Weighted average constant prepayment rate	28.0%	30.1%
Discount rate	18.8%	22.5%

(A) As of the date of transfer.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

(dollars in tables in thousands, except per share data)

The following table presents information on the retained interests in securitizations of Subprime Portfolios I and II, which includes the residual interests and the retained notes described above, and the sensitivity of their fair value to call date for immediate 10% and 20% adverse changes in the assumptions utilized in calculating such fair value, at December 31, 2008:

	Subprime Portfolio
	I	II
Total securitized loans (unpaid principal balance) (A)	$720,190	$925,098
Loans subject to call option (carrying value)	$294,856	$103,169
Retained interests (fair value) (B)	$4,058	$3,711
Weighted average life (years) of residual interest	-	0.8
Weighted average yield of retained notes	20.0%	20.0%

Weighted average expected credit losses (C)	17.4%	35.1%
Effect on fair value of retained interests of 10% adverse change	$(1,615)	$(432)
Effect on fair value of retained interests of 20% adverse change	$(1,970)	$(733)

Weighted average constant prepayment rate (D)	13.6%	6.9%
Effect on fair value of retained interests of 10% adverse change	$(1,166)	$(109)
Effect on fair value of retained interests of 20% adverse change	$(1,390)	$(190)

Weighted average discount rate	18.0%	17.1%
Effect on fair value of retained interests of 10% adverse change	$(211)	$(73)
Effect on fair value of retained interests of 20% adverse change	$(398)	$(143)

(A)	Average loan seasoning of 40 months and 23 months for Subprime Portfolios I and II, respectively, at December 31, 2008.

(B)	The retained interests include residual interests and retained bonds of the securitizations. Their fair value is estimated based on pricing models.

(C)	Represents the percentage of losses on the original principal balance of the loans from the date of securitization to the maturity of the loans.

(D)	Represents the weighted average voluntary prepayment rate for the loans from the date of securitization to the maturity of the loans.

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

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

(dollars in tables in thousands, except per share data)

The following table summarizes certain characteristics of the underlying loan, and related financing, in the securitizations as of December 31, 2008:

	Subprime Portfolio
	I	II
Loan unpaid principal balance (UPB)	$720,190	$925,098
Weighted average coupon rate of loans	7.75%	7.55%
Delinquencies of 60 or more days (UPB) (A)	$162,861	$220,964
Net credit losses for year ended
December 31, 2008	$41,273	$19,964
December 31, 2007	$3,514	N/A
Cumulative net credit losses	$44,844	$19,964
Cumulative net credit losses as a % of original UPB	2.99%	1.84%
Percentage of ARM loans (B)	57.8%	68.9%
Percentage of loans with loan-to-value ratio >90%	10.7%	17.3%
Percentage of interest-only loans	26.8%	4.5%
Face amount of debt (C)	$647,342	$824,607
Weighted average funding cost of debt (D)	1.86%	4.31%

(A)	Delinquencies include loans 60 or more days past due, in foreclosure, under bankruptcy filing or real estate owned.
(B)	ARM loans are adjustable-rate mortgage loans. An option ARM is an adjustable-rate mortgage that provides the borrower with an option to choose from several payment amounts each month for a specified period of the loan term. None of the loans in the subprime portfolios are an option ARM.
(C)	Excludes face amount of $41.6 million and $38.8 million of retained notes for Subprime Portfolios I and II, respectively, at December 31, 2008.
(D)	Includes the effect of applicable hedges.

Cash flows related to the two securitizations were as follows:

	Suprime Portfolio
	I	II
Year Ended December 31, 2008
Net cash inflows from retained interests	$6,010	$12,684

Year Ended December 31, 2007
Proceeds from securitization	N/A	$969,747
Net cash inflows from retained interests	$23,670	$15,293

Year Ended December 31, 2006
Proceeds from securitization	$1,411,530	N/A
Net cash inflows from retained interests	$28,511	N/A

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

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

(dollars in tables in thousands, except per share data)

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

6.	OPERATING REAL ESTATE, HELD FOR SALE

Newcastle has committed to a plan, and is actively working, to sell all of its operating real estate. As a result, all of the real estate has been classified as held for sale at December 31, 2008 and marked to the lower of cost or market, resulting in a recorded loss of $9.7 million for the year ended December 31, 2008. All of the related operations, including these losses, have been classified as discontinued operations for all periods presented.

The following table summarizes the financial information for the discontinued operations:

	Year Ended December 31,
	2008	2007	2006
Interest income	$6	$33	$203
Rental income	4,995	6,673	4,861

	5,001	6,706	5,064
Expenses	4,632	6,968	5,085

	369	(262)	(21)
Impairment	(10,049)	-	-
Net gain on sale	18	118	419
Other income	8	14	53

Net income (loss)	$(9,654)	$(130)	$451

No income tax related to discontinued operations was recorded for the years ended December 31, 2008, 2007 or 2006.

The following table sets forth certain information regarding the operating real estate portfolio:

Type of Property	Location	Net Rentable Sq. Ft. (A)	Acquisition Date	Year Built/ Renovated (A)	Initial Cost	Costs Capitalized Subsequent to Acquisition	Occupancy (A)
Ohio Portfolio
Office Building	Beavercreek, OH	56,659	Mar 06	1986	$ 2,673	$ 390	51.0%
Office Building	Beavercreek, OH	29,916	Mar 06	1986	2,727	132	100.0%
Office Building	Beavercreek, OH	45,500	Mar 06	1986	2,624	383	100.0%
Retail	Dayton, OH	33,485	Mar 06	1989	1,423	29	75.0%
Office Building	Vandalia, OH	46,614	Mar 06	1987	1,592	165	53.0%
Office Building	Dayton, OH	46,627	Mar 06	1985	1,447	283	21.0%

		258,801			$ 12,486	$ 1,382	63.0%

(A)	Unaudited.

The following is a schedule of the future minimum rental payments to be received under non-cancelable operating leases:

2009	$2,119
2010	1,844
2011	1,379
2012	273
2013	120
Thereafter	300

$6,035

The aggregate United States federal income tax basis for Newcastle’s operating real estate at December 31, 2008 was approximately $12.9 million. None of the operating real estate was leveraged as of December 31, 2008.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

(dollars in tables in thousands, except per share data)

7.	FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value may be based upon broker quotations, counterparty quotations or pricing services quotations, which provide valuation estimates based upon reasonable market order indications or a good faith estimate thereof and are subject to significant variability based on market conditions, such as interest rates, credit spreads and market liquidity. A significant portion of Newcastle’s loans, securities and debt obligations are currently not traded in active markets and therefore have little or no price transparency. As a result, Newcastle has estimated the fair value of these illiquid instruments based on internal pricing models rather than broker quotations. The determination of estimated cash flows used in pricing models is inherently subjective and imprecise. Changes in market conditions, as well as changes in the assumptions or methodology used to determine fair value, could result in a significant change to estimated fair values. It should be noted that minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values, and that the fair values reflected below are indicative of the interest rate and credit spread environments as of December 31, 2008 and do not take into consideration the effects of subsequent changes in market or other factors.

Fair Value Summary Table

The carrying values and estimated fair values of Newcastle’s financial instruments at December 31, 2008 and 2007 were as follows:

	December 31, 2008						December 31, 2007
	Principal Balance or Notional Amount	Carrying Value	Fair Value	Fair Value Method (A)	Weighted Average Yield/Funding Cost	Weighted Average Maturity (Years)	Carrying Value	Estimated Fair Value
Assets:
Real estate securities, available for sale*	$3,871,743	$1,668,748	$1,668,748	Broker quotations, counterparty quotations, pricing services, pricing models	27.51%	4.9	$4,835,884	$4,835,884
Real estate related loans	1,715,088	843,212	843,362	Broker quotations, counterparty quotations, pricing models	34.16%	2.9	1,856,978	1,768,570
Residential mortgage loans	548,929	409,632	409,632	Pricing models	14.82%	6.3	634,605	631,327
Subprime mortgage loans subject to call option (B)	406,217	398,026	398,026	(B)	9.09%	(B)	393,899	393,899
Liabilities:
CBO bonds payable	4,371,276	4,359,981	1,008,360	Counterparty quotations, pricing models	3.32%	5.3	4,716,535	4,075,149
Other bonds payable	381,760	380,620	333,428	Pricing models	5.70%	1.3	546,798	539,128
Repurchase agreements	276,472	276,472	276,472	Market comparables	3.13%	0.5	1,634,362	1,633,285
Financing of subprime mortgage loans subject to call option (B)	406,217	398,026	398,026	(B)	9.09%	(B)	393,899	393,899
Junior subordinated notes payable	100,100	100,100	25,025	Pricing models	7.71%	27.3	100,100	88,863
Interest rate swaps, treated as hedges (C)(F)*	2,376,420	317,757	317,757	Counterparty quotations	N/A	(C)	112,693	112,693
Total rate of return swaps (D)(F)*	-	-	-	N/A	N/A	N/A	7,897	7,897
Non-hedge derivatives (E)(F)*	182,867	16,220	16,220	Counterparty quotations	N/A	(E)	8,807	8,807

* Measured at fair value on a recurring basis.

(A)	Based on order of priority. In the case of real estate securities and real estate related loans, broker quotations are obtained if available and practicable, otherwise counterparty quotations or pricing service valuations are obtained or, finally, internal pricing models are used. Internal pricing models are only used for (i) securities and loans which are not traded in an active market, and therefore have little or no price transparency, and for which significant unobservable inputs must be used in estimating fair value, or (ii) loans or debt obligations which are private and untraded.

(B)	These two items results from an option, not an obligation, to repurchase loans from Newcastle’s subprime mortgage loan securitizations (Note 5), are noneconomic until such option is exercised, and are equal and offsetting.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

(dollars in tables in thousands, except per share data)

(C)	Represents current swap agreements as follows:

Year of Maturity	Weighted Average Maturity	Aggregate Notional Amount	Weighted Average Fixed Pay Rate	Aggregate Fair Value Liability, Net
Agreements which receive 1-Month LIBOR:
2011	Dec-2011	$114,351	5.00%	$(10,679)
2012	Jul-2012	23,204	5.39%	(2,212)
2014	Oct-2014	17,088	5.10%	(2,566)
2015	Sep-2015	1,305,483	5.26%	(174,324)
2016	May-2016	356,252	5.24%	(52,886)
2017	Aug-2017	174,034	5.24%	(38,196)
Agreements which receive 3-Month LIBOR:
2011	Feb-2011	32,000	5.08%	(2,404)
2014	Jun-2014	354,008	4.20%	(34,490)

		$2,376,420		$(317,757)

(D)	Represents total rate of return swaps which are treated as non-hedge derivatives. See Note 5 for a further discussion of these swaps.

(E)	These include 3 interest rate swaps with a total notional balance of $182.9 million. The maturity dates of the $130.8 million interest rate swap, $26.0 million interest rate swap, and $26.1 million interest rate swap are January 2016, September 2013, and July 2013, respectively.

(F)	Newcastle’s derivatives fall into two categories. Derivatives held within Newcastle’s nonrecourse debt structures (primarily CBOs) with an aggregate notional balance of $2.4 billion, all of which were liabilities at period end, are not subject to Newcastle’s credit risk as they are senior to all the debt obligations of the related CBO. Derivatives held outside Newcastle’s CBOs with an aggregate notional balance of $129.7 million are primarily 100% collateralized by margin (based on their current fair value) and therefore are not subject to Newcastle’s or its counterparty’s credit risk. As a result, no adjustments have been made to the fair value quotations received related to credit risk. Newcastle’s significant derivative counterparties include Bank of America, Deutsche Bank, Wachovia and Credit Suisse.

Securities Valuation

As of December 31, 2008, Newcastle’s securities valuation methodology and results are further detailed as follows:

Asset Type	Outstanding Face Amount (A)	Amortized Cost Basis (B)	Fair Value			Total
			Multiple Quotes (C)	Single Quote (D)	Internal Pricing Models (E)
CMBS	$2,282,033	$821,560	$519,751	$210,676	$91,610	$822,037
ABS - subprime	578,026	186,743	51,109	61,491	77,493	190,093
Subprime retained	80,380	6,614	-	-	6,614	6,614
Subprime residuals	1,155	1,155	-	-	1,155	1,155
ABS - other real estate	99,756	51,818	19,956	28,971	2,891	51,818
FNMA / FHLMC	179,727	181,524	-	184,209	-	184,209
REIT debt	650,666	412,584	300,812	112,010	-	412,822

Total	$3,871,743	$1,661,998	$891,628	$597,357	$179,763	$1,668,748

(A)	Net of incurred losses.

(B)	Net of discounts (or gross premiums) and after other-than-temporary impairment, including impairment taken during the period ended December 31, 2008.

(C)	Management generally obtained broker quotations from two sources, one of which was generally the seller (the party that sold us the security). Management selected one of the quotes received as being most representative of fair value and did not use an average of the quotes. Newcastle’s methodology is to not use quotes from selling brokers, unless those quotes are the only marks available, or unless the quotes provided by other (non-selling) brokers are, in management’s judgment, not representative of fair value. Even if Newcastle receives two or more quotes on a particular security that come from non-selling brokers, it does not use an average because management believes using an actual quote more closely represents a transactable price for the security than an average level. Furthermore, in some cases there is a wide disparity between the quotes Newcastle receives. Management believes using an average of the quotes in these cases would generally not represent the fair value of the asset. Based on Newcastle’s own fair value analysis using internal models, management selects one of the quotes which is believed to more accurately reflect fair value. Newcastle never adjusts quotes received.

(D)	Management was unable to obtain quotations from more than one source on these securities. The one source was generally the seller (the party that sold us the security).

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

(dollars in tables in thousands, except per share data)

(E)	Securities whose fair value was estimated based on internal pricing models are further detailed as follows:

	Amortized Cost Basis	Fair Value	Impairment Recorded In Current Year	Unrealized Gains (Losses) in Accumulated OCI	Assumption Ranges
					Discount Rate	Prepayment Speed (F)	Cumulative Default Rate	Loss Severity
CMBS	$91,610	$91,610	$(152,292)	$-	18% - 27%	N/A	0% -51%	0% - 43%
ABS - subprime	75,152	77,493	(180,251)	2,341	20%	4% - 11%	24% - 73%	45% - 90%
Subprime retained	6,614	6,614	(53,677)	-	20%	7% - 8%	55% - 64%	55% - 61%
Subprime residuals	1,155	1,155	(27,013)	-	30%	7%	64%	61%
ABS - other RE	2,891	2,891	(5,727)	-	20%	N/A	58%	56%

Total	$177,422	$179,763	$(418,960)	$2,341

All of the assumptions listed have some degree of market observability, based on Newcastle’s knowledge of the market, relationships with market participants, and use of common market data sources. Collateral prepayment, default and loss severity projections are in the form of “curves” or “vectors” that vary for each monthly collateral cash flow projection. Methods used to develop these projections vary by asset class (e.g., CMBS projections are developed differently than Home Equity ABS projections) but conform to industry conventions. We use assumptions that generate our best estimate of future cash flows of each respective security.

The prepayment vector specifies the percentage of the collateral balance that is expected to voluntarily pay off at each point in the future. The prepayment vector is based on projections from the a widely published investment bank model which considers factors such as collateral FICO score, loan-to-value ratio, debt-to-income ratio, and vintage on a loan level basis. This vector is scaled up or down to match recent collateral-specific prepayment experience, as obtained from remittance reports and market data services.

Loss severities are based on recent collateral-specific experience with additional consideration given to collateral characteristics. Collateral age is taken into consideration because severities tend to initially increase with collateral age before eventually stabilizing. We typically use projected severities that are higher than the historic experience for collateral that is relatively new (e.g., 2007 vintage origination) to account for this effect. Collateral characteristics such as loan size, lien position, and location (state) also effect loss severity. We consider whether a collateral pool has experienced a significant change in its composition with respect to these factors when assigning severity projections.

Default vectors are determined from the current “pipeline” of loans that are more than 90 days delinquent, in foreclosure, or are real estate owned (REO). These seriously delinquent loans determine the first 24 months of the default vector. Beyond month 24, the default vector transitions to a steady-state value that is generally equal to or greater than that given by the widely published investment bank model.

The discount rates we use are derived from a range of observable pricing on securities backed by similar collateral and offered in a live market. As the markets in which we transact have become less liquid, we have had to rely on fewer data points in this analysis.

(F)	Lifetime average constant prepayment rate.

Valuation Hierarchy

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

•

Level 3A - Valuations based on third party indications (broker quotes, counterparty quotes or pricing services) which were, in turn, based significantly on unobservable inputs or were otherwise not supportable as Level 2 valuations.

•	Level 3B - Valuations based on internal models with significant unobservable inputs.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

(dollars in tables in thousands, except per share data)

Pursuant to SFAS 157, these levels form a hierarchy. Newcastle follows this hierarchy for its financial instruments measured at fair value on a recurring basis. The classifications are based on the lowest level of input that is significant to the fair value measurement.

The following table summarizes such financial assets and liabilities at December 31, 2008:

	Principal Balance or Notional Amount	Fair Value and Carrying Value
		Level 2	Level 3A	Level 3B	Total
Assets:
Real estate securities, available for sale:
CMBS	$2,282,033	$-	$730,427	$91,610	$822,037
ABS - subprime	578,026	-	112,600	77,493	190,093
Subprime retained	80,380	-	-	6,614	6,614
Subprime residuals	1,155	-	-	1,155	1,155
ABS - other real estate	99,756	-	48,927	2,891	51,818
FNMA / FHLMC	179,727	184,209	-	-	184,209
REIT debt	650,666	-	412,822	-	412,822

	3,871,743	184,209	1,304,776	179,763	1,668,748

Liabilites:
Interest rate swaps, treated as hedges	2,376,420	317,757	-	-	317,757
Non-hedge derivatives	182,867	16,220	-	-	16,220

Newcastles investments in instruments measured at fair value using Level 3 inputs changed during the year ended December 31, 2008 as follows:

	Level 3A	Level 3B	Total
Assets
Balance at January 1, 2008	$130,968	$177,518	$308,486
Total gains (losses) (A)
Included in net income (loss) (B)	(9,643)	(260,437)	(270,080)
Included in other comprehensive income	(312,232)	159,731	(152,501)
Amortization included in interest income	2,143	19,846	21,989
Settlements or repayments	16,830	(55,434)	(38,604)
Transfers between Level 3A and Level 3B	(54,018)	54,018	-
Transfers into Level 3 (C) (D)	2,379,729	77,259	2,456,988
Transfers out of Level 3 (C)	-	(14,314)	(14,314)

Balance at September 30, 2008	2,153,777	158,187	2,311,964

Total gains (losses) (A)
Included in net income (loss) (B)	(1,555,710)	(181,425)	(1,737,135)
Included in other comprehensive income	775,742	95,586	871,328
Amortization included in interest income	3,795	4,991	8,786
Settlements or repayments	49,162	(19,566)	29,596
Transfers between Level 3A and Level 3B	(121,990)	121,990	-
Transfers into Level 3 (C)	-	-	-
Transfers out of Level 3 (C)	-	-	-

Balance at December 31, 2008	$1,304,776	$179,763	$1,484,539

(A)	None of the gains (losses) recorded in earnings during the periods is attributable to the change in unrealized gains (losses) relating to Level 3 assets still held at the reporting dates.

(B)	These gains (losses) are recorded in the following line items in the consolidated statement of operations:

	Three Months Ended December 31, 2008	Year Ended December 31, 2008
Gain (loss) on sale of investments, net	$(8,655)	$(9,306)
Other income (loss), net	-	(213)
Other-than-temporary impairment	(1,728,480)	(1,997,696)

Total	$(1,737,135)	$(2,007,215)

Gain (loss) on sale of investments, net, from investments transferred into Level 3 during the period	$-	$(8,868)

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

(dollars in tables in thousands, except per share data)

(C)	Transfers are assumed to occur at the beginning of the quarter.

(D)	As a result of the relative illiquidity in the mortgage-backed securities market, management determined that there was little or no price transparency in the broker quotations used in the valuation of our CMBS, ABS and REIT debt as of September 30, 2008 and therefore classified such securities as Level 3A assets under the fair value hierarchy.

During the year ended December 31, 2008, Newcastle recorded impairments of $858.1 million and $127.5 million on real estate related loans and residential mortgage loans (Note 5), respectively. The impairments relate to loans that were written down to fair value as a result of credit impairment, and held for sale loans that were recorded on the balance sheet at the lower of cost or fair value. As a result, these loans are recorded at fair value at December 31, 2008 but may not be carried at fair value in the future. The following table summarizes the level within the fair value hierarchy at which the fair values of these assets were measured on a non-recurring basis at December 31, 2008:

Loan Type		Fair Value and Carrying Value
	Outstanding Face Amount	Level 3A	Level 3B	Total
Mezzanine Loans	$747,935	$135,440	$254,117	$389,557
Corporate Bank Loans	508,807	211,296	5,061	216,357
B-Notes	344,799	31,775	122,384	154,159
Whole Loans	98,398	-	74,663	74,663

	1,699,939	378,511	456,225	834,736

Residential Loans	78,086	-	56,102	56,102
Manufactured Housing loans	470,843	-	353,530	353,530

	548,929	-	409,632	409,632

Total financial assets measured at fairvalue on a nonrecurring basis	$2,248,868	$378,511	$865,857	$1,244,368

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

(dollars in tables in thousands, except per share data)

8.	DEBT OBLIGATIONS

The following table presents certain information regarding Newcastle’s debt obligations and related hedges:

	December 31, 2008													December 31, 2007
Debt Obligation/Collateral	Month Issued	Outstanding Face Amount	Carry- ing Value	Unhedged Weighted Average Funding Cost (A)	Final Stated Maturity	Weighted Average Funding Cost (B)	Weighted Average Maturity (Years)	Face Amount of Floating Rate Debt	Collateral Amortized Cost Basis (C)	Collateral Carrying \Value (C)	Collateral Weighted Average Maturity (Years)	Face Amount of Floating Rate Collateral (C)	Aggregate Notional Amount of Current Hedges	Outstand- ing Face Amount	Carrying Value
CBO Bonds Payable
Portfolio I	Jul 1999	$-	$-	N/A	Repaid Feb 2008	N/A	N/A	$-	$-	$-	N/A	$-	$-	$331,228	$329,229
Portfolio V	Mar 2004	410,085	408,160	2.27%	Mar 2039	3.41%	3.6	381,750	223,586	224,072	4.2	191,578	177,300	414,000	411,527
Portfolio VI	Sep 2004	454,500	452,178	2.08%	Sep 2039	3.47%	4.2	442,500	222,865	223,513	4.6	217,788	208,708	454,500	451,651
Portfolio VII	Apr 2005	445,157	442,094	0.97%	Apr 2040	3.37%	5.2	437,757	186,282	187,011	5.7	187,484	242,232	447,000	443,392
Portfolio VIII	Dec 2005	420,534	417,568	0.98%	Dec 2050	4.30%	6.5	414,462	136,969	137,131	6.7	111,274	307,355	442,800	439,276
Portfolio IX	Nov 2006	807,500	806,442	1.14%	Nov 2052	2.05%	5.1	799,900	384,915	385,869	4.4	581,965	161,655	807,500	806,927
Portfolio X	May 2007	585,750	586,569	1.06%	May 2052	1.77%	4.8	585,750	429,592	429,592	3.1	609,047	91,925	585,750	587,214
Portfolio XI	Jul 2007	1,247,750	1,246,970	0.58%	Jul 2052	4.43%	6.1	1,247,750	608,205	609,285	4.8	291,552	965,518	1,247,750	1,247,319

		4,371,276	4,359,981			3.32%	5.3	4,309,869	2,192,414	2,196,473	4.7	2,190,688	2,154,693	4,730,528	4,716,535

Other Bonds Payable
ICH Loans	Aug 1998	-	-	N/A	Repaid Jun 2008	N/A	N/A	-	-	-	N/A	-	-	66,173	66,173
Manufactured housing loans (D)	Jan 2006	143,784	143,767	LIBOR+0.97%	Jan 2009 (J)	5.80%	-	143,784	131,812	131,812	7.2	2,816	-	184,817	184,117
Manufactured housing loans (E)	Aug 2006	237,976	236,853	LIBOR+1.17%	Aug 2011	5.64%	2.1	237,976	221,718	221,718	5.8	47,749	176,097	298,313	296,508

		381,760	380,620			5.70%	1.3	381,760	353,530	353,530	6.4	50,565	176,097	549,303	546,798

Repurchase Agreements (F)
Real estate related loans	Rolling	97,889	97,889	LIBOR+0.77%	Various	1.21%	1.3	97,889	100,528	100,528	1.5	231,411	-	240,724	240,724
Other real estate securities (G)	Rolling	5,088	5,088	LIBOR+2.50%	Jun 2010	9.55%	1.5	5,088	-	-	-	-	-	106,026	106,026
Residential mortgage loans	Rolling	-	-	N/A	Repaid Jun 2008	N/A	N/A	-	-	-	N/A	-	-	81,523	81,523

		102,977	102,977			1.62%	1.3	102,977	100,528	100,528	1.5	231,411	-	428,273	428,273
FNMA/FHLMC securities	Rolling	173,495	173,495	LIBOR+1.29%	Jan 2009	4.02%	-	173,495	181,524	184,209	2.8	-	45,630	1,206,089	1,206,089

		276,472	276,472			3.13%	0.5	276,472	282,052	284,737	2.0	231,411	45,630	1,634,362	1,634,362

Corporate
Junior subordinated notes payable	Mar 2006	100,100	100,100	7.57%(H)	Apr 2036	7.71%	27.3	-	-	-	-	-	-	100,100	100,100

		100,100	100,100			7.71%	27.3	-	-	-	-	-	-	100,100	100,100

Subtotal debt obligations		5,129,608	5,117,173			3.57%	5.1	$4,968,101	$2,827,996	$2,834,740	4.6	$2,472,664	$2,376,420	$7,014,293	$6,997,795

Financing on subprime mortgage loans subject to call option	(I)	406,217	398,026											406,217	393,899

Total debt obligations		$5,535,825	$5,515,199											$7,420,510	$7,391,694

(A) Weighted average, including floating and fixed rate classes and excluding the amortization of deferred financing costs.

(B) Including the effect of applicable hedges.

(C) Including restricted cash held in CBOs.

(D) Of which $13.6 million face amount is recourse financing which was repaid in January 2009.

(E) Of which $37.5 million face amount is recourse financing.

(F) Subject to potential mandatory prepayments based on collateral value. The counterparties on these repurchase agreements include: Goldman Sachs ($173.5 million of FNMA/FHLMC financing), Deutsche Bank ($46.9 million), Credit Suisse ($24.1 million) and Citigroup ($32.0 million).

(G) Debt carrying value exceeds collateral amortized cost basis as these repurchase agreements are secured by investments in Newcastle’s CBO bonds, which are eliminated in consolidation.

(H) LIBOR + 2.25% after April 2016.

(I) Issued in April 2006 and July 2007. See Note 5 regarding the securitizations of Subprime Portfolios I and II.

(J) See below.

Certain of the debt obligations included above are obligations of consolidated subsidiaries of Newcastle which own the related collateral. In some cases, including the CBO and Other Bonds Payable, such collateral is not available to other creditors of Newcastle.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

(dollars in tables in thousands, except per share data)

CBO Bonds Payable

In June and July 2007, Newcastle refinanced three prior CBO issuances with a single CBO issuance which aggregated $1,248 million of issued debt. Newcastle incurred $4.7 million of cash expenses and $8.2 million of non-cash charges in connection with this extinguishment of debt.

In February 2008, Newcastle repaid in full the debt associated with its first CBO.

During 2008, Newcastle repurchased $24.9 million face amount of CBO bonds for $7.9 million and recorded a gain of $16.8 million.

As of March 13, 2009, three of Newcastle’s CBOs, Portfolios VII, VIII and IX, were not in compliance with their applicable over collateralization tests and, consequently, Newcastle was not receiving cash flows from these CBOs currently (other than management fees). Based upon Newcastle’s current calculations, two of the CBOs, Portfolios VII and VIII, will not be in compliance with their applicable over collateralization tests as of their next measurement date in March 2009, and Newcastle expects these portfolios to remain out of compliance for the foreseeable future. Moreover, given current market conditions, it is possible that all of Newcastle’s CBOs could be out of compliance with their over collateralization tests as of one or more measurement dates within the next twelve months.

Other Bonds Payable

In January 2009, the debt for one of Newcastle’s manufactured housing loan portfolios became callable at the option of the lender. At that time, Newcastle repaid in full the recourse portion of the outstanding debt of $13.6 million. The remaining $124.1 million portion of the debt, which is non-recourse to the general credit of Newcastle, remains outstanding. The principal and interest payments from the underlying loans, net of expenses and payments related to interest rate swap contracts, are used to repay the outstanding debt on a monthly basis. As a result of classifying the portfolios of the manufactured housing loans as held for sale, the losses recorded were in excess of Newcastle’s economic exposure by $23.6 million, which must eventually be reversed through amortization, sales at gains, or as gains at the extinguishment of debt.

Repurchase Agreements Subject to ABCP Facility

In December 2006, Newcastle closed a $2 billion asset backed commercial paper (ABCP) facility which provided Newcastle with the ability to finance its FNMA/FHLMC securities with ABCP. In August through November 2007, Newcastle refinanced this debt with repurchase agreements. As a result, a non-cash expense of $3.5 million was recorded related to the write-off of deferred financing costs and other hedge related items.

Credit Facility

In February 2008, Newcastle terminated its credit facility. The credit facility had been unused since July 2007 and the termination released a significant amount of collateral with which it generated additional liquidity, generally through selective asset sales. At the date of termination, no amounts were outstanding under the credit facility (and Newcastle did not incur any material costs related to the termination); at that time, previously incurred and deferred financing costs of $0.6 million were written off.

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

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

(dollars in tables in thousands, except per share data)

Maturity Table

Newcastle’s debt obligations (gross of $20.6 million of discounts at December 31, 2008) have contractual maturities as follows:

	Nonrecourse	Recourse	Total
2009	$130,182	$273,249	$403,431
2010	-	54,341	54,341
2011	200,460	-	200,460
2012	-	-	-
2013	-	-	-
Thereafter	4,777,493	100,100	4,877,593

	$5,108,135	$427,690	$5,535,825

Debt Covenants

Newcastle’s non-CBO financings contain various customary loan covenants. Newcastle was in compliance with all of the covenants in its non-CBO financings as of March 13, 2009.

9.	STOCK OPTION PLAN AND EARNINGS PER SHARE

Newcastle is required to present both basic and diluted earnings per share (“EPS”). Basic EPS is calculated by dividing net income available for common stockholders by the weighted average number of shares of common stock outstanding during each period. Diluted EPS is calculated by dividing net income available for common stockholders by the weighted average number of shares of common stock outstanding plus the additional dilutive effect of common stock equivalents during each period. Newcastle’s common stock equivalents are its stock options. During 2006, based on the treasury stock method, Newcastle had 148,538 dilutive common stock equivalents resulting from its outstanding options. During 2008 and 2007, Newcastle had no dilutive common stock equivalents (common stock equivalents are not dilutive in periods of net loss). Net income available for common stockholders is equal to net income less preferred dividends.

In June 2002, Newcastle (with the approval of the board of directors) adopted a nonqualified stock option and incentive award plan (the “Newcastle Option Plan”) for officers, directors, consultants and advisors, including the Manager and its employees. The maximum available for issuance is equal to 10% of the number of outstanding equity interests of Newcastle, subject to a maximum of 10,000,000 shares in the aggregate over the term of the plan.

Upon joining the board, the non-employee directors have been, in accordance with the Newcastle Option Plan, automatically granted options to acquire an aggregate of 18,000 shares of common stock. The fair value of such options was not material at the date of grant.

Through December 31, 2008, for the purpose of compensating the Manager for its successful efforts in raising capital for Newcastle, the Manager has been granted options representing the right to acquire 3,523,727 shares of common stock, with strike prices subject to adjustment as necessary to preserve the value of such options in connection with the occurrence of certain events (including capital dividends and capital distributions made by Newcastle). The Manager options represented an amount equal to 10% of the shares of common stock of Newcastle sold in its public offerings and the value of such options was recorded as an increase in stockholders’ equity with an offsetting reduction of capital proceeds received. The options granted to the Manager, which may be assigned by the Manager to its employees, were fully vested on the date of grant and one thirtieth of the options become exercisable on the first day of each of the following thirty calendar months, or earlier upon the occurrence of certain events, such as a change in control of Newcastle or the termination of the Management Agreement. The options expire ten years from the date of issuance.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

(dollars in tables in thousands, except per share data)

As of December 31, 2008, Newcastle’s outstanding options were summarized as follows:

Held by the Manager	1,612,772
Issued to the Manager and subsequently assigned to certain of the Manager's employees	871,837
Held by directors and former directors	14,000

Total	2,498,609

The following table summarizes Newcastle’s outstanding options at December 31, 2008. Note that the last sales price on the New York Stock Exchange for Newcastle’s common stock in the year ended December 31, 2008 was $0.84 per share.

Recipient	Date of Grant/Exercise	Number of Options	Weighted Average Exercise Price (A)	Fair Value At Grant Date (Millions) (B)
Directors	Various	18,000	$17.38	Not Material
Manager (C)	2002	700,000	$13.00	$0.4
Manager (C)	2003	788,227	$21.39	$1.2
Manager (C)	2004	837,500	$27.06	$1.6
Manager (C)	2005	330,000	$29.60	$1.1
Manager (C)	2006	170,000	$29.42	$0.5
Manager (C)	2007	698,000	$28.98	$2.0
Excercised (C)	Prior to 2008	(1,043,118)	$15.70

Outstanding		2,498,609	$27.04

(A)	The strike prices are subject to adjustment in connection with return of capital dividends. A portion of Newcastle’s 2008 dividends may be deemed return of capital dividends. A final determination of the amount of return of capital dividends, if any, will be made when Newcastle files its 2008 tax return with the IRS. The effect on the strike prices, if any, is not expected to be significant.
(B)	The fair value of the options was estimated using a lattice-based option valuation model. Since the Newcastle Option Plan has characteristics significantly different from those of traded options, and since the assumptions used in such model, particularly the volatility assumption, are subject to significant judgment and variability, the actual value of the options could vary materially from management’s estimate. The assumptions used in such model for the last three years were as follows:

Date of Grant	Volatility	Dividend Yield	Expected Life (Years)	Risk-Free Rate
November 2006	21%	8.84%	5	4.69%
January 2007	21%	8.82%	5	4.77%
April 2007	21%	9.95%	5	4.65%

The volatility assumption for these options was estimated based primarily on the historical volatility of Newcastle’s common stock and management’s expectations regarding future volatility. The expected life assumption for these options was estimated based on the simplified term method. This simplified method was used because Newcastle does not have sufficient historical data to conclude on the appropriate expected life of its options and because historical data to date is consistent with the simplified term method.

(C)	The Manager assigned certain of its options to its employees as follows:

Date of Grant	Range of Strike Prices	Total Inception to Date
2002	$13.00	31,500
2003	$20.35-$22.85	179,962
2004	$25.75-$31.40	242,875
2005	$29.60	97,350
2006	$29.42	69,275
2007	$27.75-$31.30	250,875

	Total	871,837

670,620 of the total options exercised were by the Manager. 368,498 of the total options exercised were by employees of the Manager subsequent to their assignment. 4,000 of the total options exercised were by directors.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

(dollars in tables in thousands, except per share data)

10.	MANAGEMENT AGREEMENT AND RELATED PARTY TRANSACTIONS

Manager

Newcastle entered into the Management Agreement with the Manager in June 2002, as amended, which provided for an initial term of one year with automatic one year extensions, subject to certain termination rights. After the initial one year term, the Manager’s performance is reviewed annually and the Management Agreement may be terminated by Newcastle by payment of a termination fee, as defined in the Management Agreement, equal to the amount of management fees earned by the Manager during the twelve consecutive calendar months immediately preceding the termination, upon the affirmative vote of at least two-thirds of the independent directors, or by a majority vote of the holders of common stock. Pursuant to the Management Agreement, the Manager, under the supervision of Newcastle’s board of directors, formulates investment strategies, arranges for the acquisition of assets, arranges for financing, monitors the performance of Newcastle’s assets and provides certain advisory, administrative and managerial services in connection with the operations of Newcastle. For performing these services, Newcastle pays the Manager an annual management fee equal to 1.5% of the gross equity of Newcastle, as defined, including adjustments for return of capital dividends.

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

To provide an incentive for the Manager to enhance the value of the common stock, the Manager is entitled to receive an incentive return (the “Incentive Compensation”) on a cumulative, but not compounding, basis in an amount equal to the product of (A) 25% of the dollar amount by which (1) (a) the Funds from Operations, as defined (before the Incentive Compensation) of Newcastle per share of common stock (based on the weighted average number of shares of common stock outstanding) plus (b) gains (or losses) from debt restructuring and from sales of property and other assets per share of common stock (based on the weighted average number of shares of common stock outstanding), exceed (2) an amount equal to (a) the weighted average of the price per share of common stock in the IPO and the value attributed to the net assets transferred to Newcastle by its predecessor, and in any subsequent offerings by Newcastle (adjusted for prior return of capital dividends or capital distributions) multiplied by (b) a simple interest rate of 10% per annum (divided by four to adjust for quarterly calculations) multiplied by (B) the weighted average number of shares of common stock outstanding. As a result of the effect of recording other-than-temporary impairment, Newcastle expects that there will be no Incentive Compensation payable to the Manager for an indeterminate period of time.

	Amounts Incurred (in millions)
	2008	2007	2006
Management Fee	$17.9	$17.1	$13.5
Expense Reimbursement	0.5	0.5	0.5
Incentive Compensation	-	6.2	12.2

At December 31, 2008, the Manager, through its affiliates, and principals of Fortress, owned 5.0 million shares of Newcastle’s common stock and the Manager, through its affiliates, had options to purchase an additional 1.6 million shares of Newcastle’s common stock (Note 9).

At December 31, 2008, Due To Affiliates is comprised of $1.5 million of management fees and expense reimbursements payable to the Manager.

Other Affiliates

In November 2003, Newcastle and a private investment fund managed by an affiliate of its manager co-invested and each indirectly own an approximately 38% interest in a limited liability company (Note 3) that has acquired a pool of franchise loans from a third party financial institution. Newcastle’s investment in this entity, reflected as an investment in an unconsolidated subsidiary on Newcastle’s consolidated balance sheet, was approximately $0.3 million at December 31, 2008. The remaining approximately 24% interest in the limited liability company is owned by the above-referenced third party financial institution.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

(dollars in tables in thousands, except per share data)

In March 2004, Newcastle and a private investment fund managed by an affiliate of Newcastle’s manager co-invested and each indirectly own an approximately 49% interest in two limited liability companies (Note 3) that have acquired, in a sale-leaseback transaction, a portfolio of convenience and retail gas stores from a public company. This investment was financed with nonrecourse debt at the limited liability company level and Newcastle’s investment in this entity, reflected as an investment in an unconsolidated subsidiary on Newcastle’s consolidated balance sheet. In March 2005, the property management agreement related to these properties was transferred to an affiliate of Newcastle’s manager from a third party servicer; Newcastle’s allocable portion of the related fees, approximately $20,000 per year for three years, was not changed. In April 2008, Newcastle closed on the sale of its interests in this investment.

In April 2006, Newcastle securitized Subprime Portfolio I and, through Securitization Trust 2006, entered into a servicing agreement with a subprime home equity mortgage lender (the “Subprime Servicer”) to service this portfolio. In July 2006, private equity funds managed by an affiliate of Newcastle’s manager completed the acquisition of the Subprime Servicer. As compensation under the servicing agreement, the Subprime Servicer will receive, on a monthly basis, a net servicing fee equal to 0.5% per annum on the unpaid principal balance of the portfolio. In March 2007, through Securitization Trust 2007, Newcastle entered into a servicing agreement with the Subprime Servicer to service Subprime Portfolio II under substantially the same terms. The outstanding unpaid principal balances of Subprime Portfolios I and II were approximately $720.2 million and $925.1 million at December 31, 2008, respectively.

In September 2006, Newcastle was a co-lender with two private investment funds managed by an affiliate of Newcastle’s manager in a new real estate related loan. The loan is secured by a first mortgage interest on a parcel of land in Arizona. Newcastle owns a 20% interest in the loan and the private investment funds own an 80% interest in the loan. Major decisions require the unanimous approval of the holders of interests in the loan, while other decisions require the approval of a majority of holders of interests in the loan. In October 2006, Newcastle and the private investment funds sold, on a pro-rata basis, a $125.0 million senior participation interest in the loan to an unaffiliated third party, resulting in Newcastle owning a 20% interest in the junior participation interest in the loan. Newcastle’s investment in this loan was written off as an impairment loss during the year ended December 31, 2008.

As of December 31, 2008, Newcastle held on its balance sheet total investments of $266.0 million face amount of real estate securities and related loans issued by affiliates of the Manager. Newcastle earned approximately $20.4 million, $20.1 million and $18.5 million of interest on investments issued by affiliates of the Manager for the years ended December 31, 2008, 2007 and 2006, respectively.

In each instance described above, affiliates of Newcastle’s manager have an investment in the applicable affiliated fund and receive from the fund, in addition to management fees, incentive compensation if the fund’s aggregate investment returns exceed certain thresholds.

11.	COMMITMENTS AND CONTINGENCIES

Remarketing Agreements — One class of CBO bonds (Note 8), with an aggregate $321.2 million face amount as of December 31, 2008, was issued subject to remarketing procedures and related agreements whereby such bonds are remarketed and sold on a periodic basis. If the bonds are not successfully remarketed and sold, the only effect on Newcastle is that the interest rate on the bonds may increase to a maximum of LIBOR + 0.30%. As of December 31, 2008, the interest rate on these bonds was LIBOR + 0.3%. This agreement was terminated in February 2009. See Note 13.

In connection with the remarketing procedures described above, a backstop agreement was created whereby a third party financial institution is required to purchase the $321.2 million face amount of bonds at the end of any remarketing period if such bonds could not be resold in the market by the remarketing agent. Newcastle pays an annual fee of 0.15% of the outstanding face amount of such bonds under this agreement. In addition, the remarketing agent is paid an annual fee of 0.05% of the outstanding face amount of such bonds under the remarketing agreements.

Loan Commitment— With respect to a commercial construction loan, Newcastle was committed to fund up to an additional $62.6 million at December 31, 2008, subject to certain conditions to be met by the borrowers.

Stockholder Rights Agreement — Newcastle has adopted a stockholder rights agreement (the “Rights Agreement”). Pursuant to the terms of the Rights Agreement, Newcastle will attach to each share of common stock one preferred stock purchase right (a “Right”). Each Right entitles the registered holder to purchase from Newcastle a unit

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

(dollars in tables in thousands, except per share data)

consisting of one one-hundredth of a share of Series A Junior Participation Preferred Stock, par value $0.01 per share, at a purchase price of $70 per unit. Initially, the Rights are not exercisable and are attached to and transfer and trade with the outstanding shares of common stock. The Rights will separate from the common stock and will become exercisable upon the acquisition or tender offer to acquire a 15% beneficial ownership interest by an acquiring person, as defined. The effect of the Rights Agreement will be to dilute the acquiring party’s beneficial interest. Until a Right is exercised, the holder thereof, as such, will have no rights as a stockholder of Newcastle.

Litigation — Newcastle is, from time to time, a defendant in legal actions from transactions conducted in the ordinary course of business. Management, after consultation with legal counsel, believes the ultimate liability arising from such actions which existed at December 31, 2008, if any, will not materially affect Newcastle’s consolidated results of operations or financial position.

Environmental Costs — As a commercial real estate owner, Newcastle is subject to potential environmental costs. At December 31, 2008, management of Newcastle is not aware of any environmental concerns that would have a material adverse effect on Newcastle’s consolidated financial position or results of operations.

Debt Covenants — Newcastle’s debt obligations contain various customary loan covenants. Furthermore, the maturity date of one of Newcastle’s debt obligations has passed. See Note 8.

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

Preferred Dividends in Arrears — As of December 31, 2008, $2.3 million of dividends on Newcastle’s cumulative preferred stock were unpaid and in arrears.

Contingent Gain in CBOs — Newcastle has recorded $2.3 billion of losses in its CBOs in excess of its economic exposure which must eventually be reversed through amortization, sales at gains, or as gains at the deconsolidation or termination of the CBOs. See Notes 3, 4 and 5.

Contingent Gain in Other Non-Recourse Financing — Newcastle has recorded $23.6 million of losses in its manufactured housing loan portfolios in excess of its economic exposure which must eventually be reversed through amortization, sales at gains, or as gains at the extinguishment of debt. See Note 5.

12.	INCOME TAXES AND DIVIDENDS

Newcastle Investment Corp. is organized and conducts its operations to qualify as a REIT under the Code. A REIT will generally not be subject to U.S. federal corporate income tax on that portion of its net income that is distributed to stockholders if it distributes at least 90% of its REIT taxable income to its stockholders by prescribed dates and complies with various other requirements. Up to 90% of this distribution requirement may be met through stock dividends rather than cash, subject to limitations based on the value of Newcastle’s stock.

Since Newcastle distributed 100% of its 2008, 2007 and 2006 REIT taxable income, no provision has been made for U.S. federal corporate income taxes in the accompanying consolidated financial statements.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

(dollars in tables in thousands, except per share data)

Common Stock distributions relating to 2008, 2007, and 2006 were taxable as follows:

	Dividends Per Share (A)		Ordinary/	Capital
	Book Basis	Tax Basis	Qualified Income	Gains	Return of Capital
2008 (B)	$0.750	$0.750	46.31%	None	53.69%
2007	$2.850	$2.850	100.00%	None	None
2006	$2.615	$2.948	100.00%	None	None

(A) Any excess of book basis dividends over tax basis dividends would generally be carried forward to the next year for tax purposes. (B) Estimated, pending filing of the tax return.

Dividends in Excess of Earnings includes ($14.5 million) related to the operations of Newcastle’s predecessor.

13.	SUBSEQUENT EVENTS

These financial statements include a discussion of material events which have occurred subsequent to December 31, 2008 (referred to as “subsequent events”) through March 13, 2009. Events subsequent to that date have not been considered in these financial statements.

In January 2009, Newcastle sold $127.3 million face amount of FNMA/FHLMC securities, all of which were in an unrealized gain position at December 31, 2008, and $34.5 million of real estate related loans. Concurrent with the sales, Newcastle terminated the related interest rate swap agreements, which were de-designated as hedges for accounting purposes at December 31, 2008 as the forecasted transactions were no longer probable of occurring. As a result, Newcastle recorded $3.1 million of non-hedge derivative loss in the fourth quarter of 2008. In the first quarter of 2009, Newcastle will record a loss of approximately $4.3 million, representing the gain from the sale of the securities offset by the loss on the termination of the interest rate swap agreements due to market rate changes from December 31, 2008 to the date of the sales. In connection with these sales in January 2009, Newcastle reduced its recourse financing by approximately $123.1 million and received net proceeds of approximately $28.9 million, representing proceeds from the asset sales net of repayment of the related financings and derivatives.

In February 2009, Newcastle repurchased $15.3 million face amount of two classes of CBO bonds for $2.5 million. As a result, Newcastle extinguished $15.3 million face amount of CBO debt and recorded a gain on extinguishment of debt of $12.6 million in the first quarter of 2009.

In January 2009, the debt for one of Newcastle’s manufactured housing loan portfolios became callable at the option of the lender. At that time, Newcastle repaid in full the recourse portion of the outstanding debt of $13.6 million. The remaining portion of the debt, which is non-recourse to the general credit of Newcastle, remains outstanding. The principal and interest payments from the underlying loans, net of expenses and payments related to interest rate swap contracts, are used to repay the outstanding debt on a monthly basis. As of March 13, 2009, the unpaid principal balance of the non-recourse debt was $124.1 million.

In February 2009, Newcastle renegotiated the terms of a recourse loan agreement financing one of its manufactured housing loan portfolios. Under the amended terms of the agreement, certain debt covenants relating to equity requirements were removed and Newcastle agreed to an immediate principal repayment of $4.2 million with the remaining outstanding balance of approximately $21.0 million to be repaid over a period of twenty-two months.

In February 2009, Newcastle renegotiated the terms of a repurchase agreement financing its investment in a real estate related loan. Under the amended terms of the repurchase agreement, certain debt covenants relating to a concentration limit and equity requirements, as well as the mark-to-market (margin) requirement were removed. In addition, Newcastle agreed to an immediate principal repayment of $6.0 million and a repayment schedule of the remaining outstanding balance of $18.0 million over a period of twelve months.

In February 2009, the remarketing requirement and the related agreements of a class of CBO bonds with a face amount of $160.6 were terminated. Concurrent with the termination of the remarketing agreements, the bonds subject to the remarketing procedures were retired and reissued in the same amount at the then maximum remarketing spread over LIBOR of 0.30%, without any requirements for remarketing. Newcastle expects the remarketing requirements of the remaining $160.6 million face amount of this class of CBO bonds to be eliminated in a similar fashion in March 2009.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

(dollars in tables in thousands, except per share data)

In March 2009, Newcastle closed on the sale of a real estate property and received net proceeds of approximately $1.3 million.

In March 2009, Newcastle renegotiated the terms of a repurchase agreement financing its investment in a real estate related loan. Under the amended terms of the repurchase agreement, the mark-to-market (margin) provisions and certain financial covenants relating to net worth and leverage ratio were removed. Newcastle also agreed not to enter into any new debt financings subject to margin calls other than to finance FNMA/FHLMC securities. In addition, Newcastle made an immediate payment of $4.0 million and agreed to a repayment schedule of the remaining outstanding balance of $28.0 million over a period of fifteen months.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

(dollars in tables in thousands, except per share data)

14.	SUMMARY QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

The following is unaudited summary information on Newcastle’s quarterly operations.

2008	Quarter Ended				Year Ended December 31
	March 31 (A)	June 30 (A)	September 30 (A)	December 31
Gross revenues	$132,894	$115,018	$113,549	$107,406	$468,867
Interest expense	(89,375)	(73,713)	(73,651)	(70,564)	(307,303)
Depreciation and amortization	(72)	(73)	(73)	(71)	(289)
Other operating expenses	(10,424)	(10,145)	(10,527)	(9,695)	(40,791)

	33,023	31,087	29,298	27,076	120,484
Impairment	(66,698)	(118,556)	(160,878)	(2,637,241)	(2,983,373)

Operating income (loss)	(33,675)	(87,469)	(131,580)	(2,610,165)	(2,862,889)
Other income (loss) (B)	(4,249)	1,390	(15,166)	(102,941)	(120,966)
Equity in earnings of unconsolidated subsidiaries (C)	708	7,062	419	(32)	8,157

Income (loss) from continuing operations	(37,216)	(79,017)	(146,327)	(2,713,138)	(2,975,698)
Income (loss) from discontinued operations	(3,688)	(5,263)	227	(930)	(9,654)
Preferred dividends	(3,375)	(3,376)	(3,375)	(3,375)	(13,501)

Income (loss) applicable to common stockholders	$(44,279)	$(87,656)	$(149,475)	$(2,717,443)	$(2,998,853)

Net income (loss) per share of common stock
Basic	$(0.84)	$(1.66)	$(2.83)	$(51.48)	$(56.81)

Diluted	$(0.84)	$(1.66)	$(2.83)	$(51.48)	$(56.81)

Income (loss) from continuing operations per share of common stock, after preferred dividends and related accretion
Basic	$(0.77)	$(1.56)	$(2.84)	$(51.46)	$(56.63)

Diluted	$(0.77)	$(1.56)	$(2.84)	$(51.46)	$(56.63)

Income (loss) from discontinued operations per share of common stock
Basic	$(0.07)	$(0.10)	$-	$(0.02)	$(0.18)

Diluted	$(0.07)	$(0.10)	$-	$(0.02)	$(0.18)

Weighted average number of shares of common stock outstanding
Basic	52,780	52,783	52,789	52,789	52,785

Diluted	52,780	52,783	52,789	52,789	52,785

2007	Quarter Ended				Year Ended December 31
	March 31 (A)	June 30 (A)	September 30 (A)	December 31
Gross revenues	$162,216	$191,864	$169,766	$156,689	$680,535
Interest expense	(116,751)	(133,898)	(117,415)	(108,868)	(476,932)
Depreciation and amortization	(73)	(71)	(74)	(73)	(291)
Other operating expenses	(12,906)	(15,288)	(10,805)	(10,828)	(49,827)

	32,486	42,607	41,472	36,920	153,485
Impairment	-	(11,707)	(67,860)	(130,360)	(209,927)

Operating income (loss)	32,486	30,900	(26,388)	(93,440)	(56,442)
Other income (loss) (B)	2,929	5,444	(9,960)	(12,688)	(14,275)
Equity in earnings of unconsolidated subsidiaries (C)	847	819	488	3,236	5,390

Income (loss) from continuing operations	36,262	37,163	(35,860)	(102,892)	(65,327)
Income (loss) from discontinued operations	(71)	(50)	(37)	28	(130)
Preferred dividends	(2,515)	(3,375)	(3,375)	(3,375)	(12,640)

Income (loss) applicable to common stockholders	$33,676	$33,738	$(39,272)	$(106,239)	$(78,097)

Net income (loss) per share of common stock
Basic	$0.71	$0.65	$(0.74)	$(2.01)	$(1.52)

Diluted	$0.70	$0.64	$(0.74)	$(2.01)	$(1.52)

Income (loss) from continuing operations per share of common stock, after preferred dividends and related accretion
Basic	$0.71	$0.65	$(0.74)	$(2.01)	$(1.52)

Diluted	$0.71	$0.64	$(0.74)	$(2.01)	$(1.52)

Income (loss) from discontinued operations per share of common stock
Basic	$-	$-	$-	$-	$-

Diluted	$-	$-	$-	$-	$-

Weighted average number of shares of common stock outstanding
Basic	47,573	52,274	52,779	52,779	51,369

Diluted	47,823	52,467	52,779	52,779	51,369

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

(dollars in tables in thousands, except per share data)

2006	Quarter Ended				Year Ended December 31
	March 31 (A)	June 30 (A)	September 30 (A)	December 31
Gross revenues	$113,729	$124,207	$140,325	$151,557	$529,818
Interest expense	(76,965)	(87,909)	(100,239)	(109,156)	(374,269)
Depreciation and amortization	(68)	(68)	(69)	(68)	(273)
Other operating expenses	(11,907)	(9,959)	(11,945)	(13,526)	(47,337)
Impairment	(4,127)	-	-	-	(4,127)

Operating income	20,662	26,271	28,072	28,807	103,812
Other income (loss) (B)	7,636	4,000	2,941	3,115	17,692
Equity in earnings of unconsolidated subsidiaries (C)	1,195	1,215	1,506	2,052	5,968

Income (loss) from continuing operations	29,493	31,486	32,519	33,974	127,472
Income (loss) from discontinued operations	1,426	(456)	(492)	(27)	451
Preferred dividends	(2,328)	(2,329)	(2,328)	(2,329)	(9,314)

Income (loss) available for common stockholders	$28,591	$28,701	$29,699	$31,618	$118,609

Net income (loss) per share of common stock
Basic	$0.65	$0.65	$0.68	$0.70	$2.68

Diluted	$0.65	$0.65	$0.67	$0.70	$2.67

Income (loss) from continuing operations per share of common stock, after preferred dividends and related accretion
Basic	$0.62	$0.66	$0.69	$0.70	$2.67

Diluted	$0.62	$0.66	$0.68	$0.70	$2.66

Income (loss) from discontinued operations per share of common stock
Basic	$0.03	$(0.01)	$(0.01)	$(0.00)	$0.01

Diluted	$0.03	$(0.01)	$(0.01)	$(0.00)	$0.01

Weighted average number of shares of common stock outstanding
Basic	43,945	43,991	44,000	45,129	44,269

Diluted	44,064	44,071	44,137	45,385	44,417

(A)	The Income Available for Common Stockholders shown agrees with Newcastle’s quarterly report(s) on Form 10-Q as filed with the Securities and Exchange Commission. However, individual line items may vary from such report(s) due to the operations of properties sold, or classified as held for sale, during subsequent periods being retroactively reclassified to Income for Discontinued Operations for all periods presented (Note 5).

(B)	Excluding equity in earnings of unconsolidated subsidiaries.

(C)	Net of income taxes on related taxable subsidiaries.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a)	Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d –15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information is recorded, processed, summarized and reported accurately and on a timely basis. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

(b)	Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Acts) during the most recent fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management concluded that, as of December 31, 2008, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. This report appears at the beginning of “Financial Statements and Supplementary Data.”

By:	/s/ Kenneth M. Riis
Kenneth M. Riis
Chief Executive Officer
By:	/s/ Brian C. Sigman
Brian C. Sigman
Chief Financial Officer

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Incorporated by reference to our definitive proxy statement for the 2009 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days after the fiscal year ended December 31, 2008.

Item 11. Executive Compensation.

Incorporated by reference to our definitive proxy statement for the 2009 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days after the fiscal year ended December 31, 2008.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated by reference to our definitive proxy statement for the 2009 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days after the fiscal year ended December 31, 2008.

Item 13. Certain Relationships and Related Transactions, Director Independence.

Incorporated by reference to our definitive proxy statement for the 2009 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days after the fiscal year ended December 31, 2008.

Item 14. Principal Accountant Fees and Services.

Incorporated by reference to our definitive proxy statement for the 2009 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days after the fiscal year ended December 31, 2008.

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
March 16, 2009

By:	/s/ Wesley R. Edens
Wesley R. Edens
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

March 16, 2009

By:	/s/ Kenneth M. Riis
Kenneth M. Riis
Chief Executive Officer
March 16, 2009

By:	/s/ Brian C. Sigman
Brian C. Sigman
Chief Financial Officer
March 16, 2009

By:	/s/ Kevin J. Finnerty
Kevin J. Finnerty
Director
March 16, 2009

By:	/s/ Stuart A. McFarland
Stuart A. McFarland
Director
March 16, 2009

By:	/s/ David K. McKown
David K. McKown
Director
March 16, 2009

By:	/s/ Peter M. Miller
Peter M. Miller
Director

SPECIAL NOTE REGARDING EXHIBITS

In reviewing the agreements included as exhibits to this Annual Report on Form 10-K, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

•	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk tone of the parties if those statements provide to be inaccurate;

•	have been qualified by disclosures that were made to the other party in connection wit the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Annual Report on Form 10-K and the Company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov. See “Where You Can Find More Information.”

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