Form 10-Q
period 2009-03-31
NEWCASTLE INVESTMENT CORP
filed 2009-05-11
CIK 1175483

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    (Do not check if a smaller reporting company)

Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Common stock, $0.01 par value per share: 52,808,531 shares outstanding as of May 6, 2009.

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

•	changes in interest rates and/or credit spreads, as well as the success of any hedging strategy we may undertake in relation to such changes;

•	the quality and size of the investment pipeline and the rate at which we can invest our cash, including cash inside our CDOs;

•

impairments in the value of the collateral underlying our investments and the relation of any such impairments to our judgments as to whether changes in the market value of our securities, loans or real estate are temporary or not and whether circumstances bearing on the value of such assets warrant changes in carrying values;

•	legislative/regulatory changes, including but not limited to, any modification of the terms of loans;

•	reductions in cash flows received from our investments, particularly our CDOs;

•	completion of pending investments;

•	the availability and cost of capital for future investments;

•	competition within the finance and real estate industries; and

•	other risks detailed from time to time below, particularly under the heading “Risk Factors,” and in our other SEC reports.

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

SPECIAL NOTE REGARDING EXHIBITS

In reviewing the agreements included as exhibits to this Quarterly Report on Form 10-Q, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Quarterly Report on Form 10-Q and the Company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

NEWCASTLE INVESTMENT CORP.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	March 31, 2009 (Unaudited)	December 31, 2008
Assets
Real estate securities, available for sale	$1,453,341	$1,668,748
Real estate related loans held for sale, net	698,269	843,212
Residential mortgage loans held for sale, net	391,853	409,632
Subprime mortgage loans subject to call option	399,288	398,026
Investments in unconsolidated subsidiaries	349	384
Operating real estate, held for sale	10,516	11,866
Cash and cash equivalents	56,730	49,746
Restricted cash	85,360	44,282
Receivables and other assets	38,333	47,727

	$3,134,039	$3,473,623

Liabilities and Stockholders’ Equity
Liabilities
CDO bonds payable	$4,328,196	$4,359,981
Other bonds payable	341,023	380,620
Repurchase agreements	130,898	276,472
Financing of subprime mortgage loans subject to call option	399,288	398,026
Junior subordinated notes payable (security for trust preferred)	100,100	100,100
Derivative liabilities	308,946	333,977
Due to affiliates	1,497	1,532
Accrued expenses and other liabilities	9,375	16,447

	5,619,323	5,867,155

Stockholders’ Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized, 2,500,000 shares of 9.75% Series B Cumulative Redeemable Preferred Stock, 1,600,000 shares of 8.05% Series C Cumulative Redeemable Preferred Stock, and 2,000,000 shares of 8.375% Series D Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, issued and outstanding	152,500	152,500
Common stock, $0.01 par value, 500,000,000 shares authorized, 52,808,531 and 52,789,050 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	528	528
Additional paid-in capital	1,033,431	1,033,416
Dividends in excess of earnings	(3,511,251)	(3,272,403)
Accumulated other comprehensive income (loss)	(160,492)	(307,573)

	(2,485,284)	(2,393,532)

	$3,134,039	$3,473,623

See notes to consolidated financial statements

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(dollars in thousands, except share data)

	Three Months Ended March 31,
	2009	2008
Revenues
Interest income	$124,473	$132,894

	124,473	132,894

Expenses
Interest expense	60,544	89,375
Loan and security servicing expense	1,402	1,730
Provision for credit losses	1,907	2,505
General and administrative expense	1,626	1,592
Management fee to affiliate	4,491	4,597
Depreciation and amortization	72	72

	70,042	99,871

	54,431	33,023

Impairment
Other-than-temporary impairment	186,582	46,372
Loan impairment	120,526	20,326

	307,108	66,698

Operating Income (Loss)	(252,677)	(33,675)

Other Income (Loss)
Gain (loss) on settlement of investments, net	(6,502)	6,526
Gain (loss) on extinguishment of debt	26,845	8,533
Other income (loss), net	(6,494)	(19,308)
Equity in earnings of unconsolidated subsidiaries	13	708

	13,862	(3,541)

Income (loss) from continuing operations	(238,815)	(37,216)
Income (loss) from discontinued operations	(33)	(3,688)
Net Income (Loss)	(238,848)	(40,904)
Preferred dividends	(3,375)	(3,375)

Income (Loss) Applicable to Common Stockholders	$(242,223)	$(44,279)

Income (Loss) Per Share of Common Stock
Basic	(4.59)	$(0.84)

Diluted	$(4.59)	$(0.84)

Income (loss) from continuing operations per share of common stock, after preferred dividends
Basic	$(4.59)	$(0.77)

Diluted	$(4.59)	$(0.77)

Income (loss) from discontinued operations per share of common stock
Basic	$(0.00)	$(0.07)

Diluted	$(0.00)	$(0.07)

Weighted Average Number of Shares of Common Stock Outstanding
Basic	52,807,232	52,780,319

Diluted	52,807,232	52,780,319

Dividends Declared per Share of Common Stock	$—	$0.25

See notes to consolidated financial statements

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2009

(dollars in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Dividends in Excess of Earnings	Accum. Other Comp. Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Stockholders’ equity - December 31, 2008	6,100,000	$152,500	52,789,050	$528	$1,033,416	$(3,272,403)	$(307,573)	$(2,393,532)
Issuance of common stock to directors	—	—	19,481	—	15	—	—	15
Comprehensive income:
Net (loss)	—	—	—	—	—	(238,848)	—	(238,848)
Net unrealized (loss) on securities	—	—	—	—	—	—	(81,665)	(81,665)
Reclassification of net realized loss on securities into earnings	—	—	—	—	—	—	194,813	194,813
Foreign currency translation	—	—	—	—	—	—	—	—
Net unrealized gain on derivatives designated as cash flow hedges	—	—	—	—	—	—	21,983	21,983
Reclassification of net realized loss on derivatives designated as cash flow hedges into earnings	—	—	—	—	—	—	11,950	11,950

Total comprehensive income (loss)								(91,767)

Stockholders’ equity - March 31, 2009	6,100,000	$152,500	52,808,531	$528	$1,033,431	$(3,511,251)	$(160,492)	$(2,485,284)

See notes to consolidated financial statements

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2009	2008
Cash Flows From Operating Activities
Net income (loss)	$(238,848)	$(40,904)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities (inclusive of amounts related to discontinued operations):
Depreciation and amortization	78	420
Accretion of discount and other amortization	(39,308)	(10,713)
Deferred rent	—	90
Provision for credit losses	1,907	2,505
Provision for losses, loans held for sale	100,062	—
Non-cash directors’ compensation	15	15
(Gain) loss on settlement of investments	6,506	(6,951)
Unrealized (gain) loss on non-hedge derivatives and hedge ineffectiveness	6,505	20,294
Other-than-temporary impairment	186,582	49,872
Loan impairment	20,464	20,326
(Gain) loss on extinguishment of debt	(26,845)	(8,533)
Equity in earnings of unconsolidated subsidiaries	(13)	(708)
Distributions of earnings from unconsolidated subsidiaries	13	708
Change in:
Restricted cash	821	2,965
Receivables and other assets	8,791	10,609
Due to affiliates	(35)	—
Accrued expenses and other liabilities	(621)	(2,421)

Net cash provided by (used in) operating activities	26,074	37,574

Cash Flows From Investing Activities
Purchase of real estate securities	(1,800)	—
Proceeds from sale of real estate securities	131,120	1,151,012
Purchase of and advances on loans	(13,130)	—
Proceeds from settlement of loans	—	12,386
Repayments of loan and security principal	17,339	119,293
Margin received on derivative instruments	2,760	38,539
Return of margin on derivative instruments	—	(42,037)
Margin deposits on total rate of return swaps (treated as derivative instruments)	—	(14,236)
Return of margin deposits on total rate of return swaps (treated as derivative instruments)	37	26,325
Net proceeds from termination of derivative instruments	—	(33,936)
Payments on settlement of derivative instruments	(9,487)	—
Purchase and improvement of real estate held for sale	—	(613)
Proceeds from sale of real estate held for sale	1,350	—
Distributions of capital from unconsolidated subsidiaries	35	8,977

Net cash provided by (used in) in investing activities	128,224	1,265,710

Continued on Page 5

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2009	2008
Cash Flows From Financing Activities
Repayments of CDO bonds payable	(638)	(332,643)
Repayments of other bonds payable	(39,516)	(70,471)
Borrowings under repurchase agreements	—	20,818
Repayments of repurchase agreements	(145,629)	(945,246)
Margin deposits under repurchase agreements	(3,422)	—
Return of margin deposits under repurchase agreements	3,705	5,457
Dividends paid	—	(41,376)
Payment of deferred financing costs	(200)	—
Restricted cash returned from refinancing activities	38,386	122,223
Other	—	52

Net cash provided by (used in) financing activities	(147,314)	(1,241,186)

Net Increase (Decrease) in Cash and Cash Equivalents	6,984	62,098
Cash and Cash Equivalents, Beginning of Period	49,746	55,916

Cash and Cash Equivalents, End of Period	$56,730	$118,014

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest expense	$44,305	$82,756
Cash paid during the period for income taxes	$—	$—
Supplemental Schedule of Non-Cash Investing and Financing Activities
Common stock dividends declared but not paid	$—	$13,195
Preferred stock dividends declared but not paid	$—	$2,250

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2009

(dollars in tables in thousands, except share data)

1. GENERAL

Newcastle Investment Corp. (and its subsidiaries, “Newcastle”) is a Maryland corporation that was formed in 2002. Newcastle conducts its business through four primary segments: (i) investments financed with non-recourse collateralized debt obligations (“CDOs”), (ii) investments financed with other non-recourse debt, (iii) investments financed with recourse debt, including FNMA / FHLMC securities, and (iv) unlevered investments.

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

Approximately 5.0 million shares of Newcastle’s common stock were held by the Manager, through its affiliates, and the principals of an affiliate of the Manager at March 31, 2009. In addition, the Manager, through its affiliates, held options to purchase approximately 1.6 million shares of Newcastle’s common stock at March 31, 2009.

The accompanying consolidated financial statements and related notes of Newcastle have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under U.S. generally accepted accounting principles have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of Newcastle’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These financial statements should be read in conjunction with Newcastle’s consolidated financial statements for the year ended December 31, 2008 and notes thereto included in Newcastle’s annual report on Form 10-K filed with the Securities and Exchange Commission. Capitalized terms used herein, and not otherwise defined, are defined in Newcastle’s consolidated financial statements for the year ended December 31, 2008.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2009

(dollars in tables in thousands, except share data)

2. INFORMATION REGARDING BUSINESS SEGMENTS

Newcastle conducts its business through four primary segments: (i) investments financed with non-recourse collateralized debt obligations (“CDOs”), (ii) investments financed with other non-recourse debt, (iii) investments financed with recourse debt, including FNMA / FHLMC securities, and (iv) unlevered investments. In the second quarter of 2008, Newcastle changed the structure of its internal organization such that the basis of the composition of its reportable segments changed from investment type to financing type. Management believes this presentation better reflects the benefits and risks of the company’s structure.

Summary financial data on Newcastle’s segments is given below, together with a reconciliation to the same data for Newcastle as a whole:

	CDOs (A)	Other Non-Recourse (A) (B)	Recourse	Unlevered	Unallocated	Total
Three Months Ended March 31, 2009
Gross revenues	$100,763	$20,342	$2,518	$829	$21	$124,473
Interest expense	(38,314)	(19,156)	(1,197)	—	(1,877)	(60,544)
Depreciation and amortization	—	—	—	—	(72)	(72)
Other operating expenses	(862)	(2,426)	(22)	(1)	(6,115)	(9,426)
Impairment	(281,064)	(2,111)	(21,294)	(2,639)	—	(307,108)

Operating income (loss)	(219,477)	(3,351)	(19,995)	(1,811)	(8,043)	(252,677)
Other income (loss)	15,345	(5,681)	4,233	(37)	2	13,862

Income (loss) from continuing operations	(204,132)	(9,032)	(15,762)	(1,848)	(8,041)	(238,815)
Income (loss) from discontinued operations	—	—	—	(33)	—	(33)

Net income (loss)	(204,132)	(9,032)	(15,762)	(1,881)	(8,041)	(238,848)
Preferred dividends	—	—	—	—	(3,375)	(3,375)

Income (loss) applicable to common stockholders	$(204,132)	$(9,032)	$(15,762)	$(1,881)	$(11,416)	$(242,223)

March 31, 2009
GAAP
Investments (C)	$2,052,344	$738,127	$148,487	$14,557	$101	$2,953,616
Cash and restricted cash	81,641	—	3,914	487	56,048	142,090
Other assets	33,016	—	804	76	4,437	38,333
Debt	(4,328,196)	(740,311)	(130,898)	—	(100,100)	(5,299,505)
Derivative liabilities	(270,218)	(35,045)	(3,683)	—	—	(308,946)
Other liabilities	(1,461)	(3,121)	(679)	(177)	(5,434)	(10,872)
Preferred stock	—	—	—	—	(152,500)	(152,500)

GAAP book value (D)	$(2,432,874)	$(40,350)	$17,945	$14,943	$(197,448)	$(2,637,784)

GAAP book value per share						$(49.95)
Fair Value
Assets, fair value (E)	$2,167,001	$738,127	$153,205	$15,120	$60,586	$3,134,039
Liabilities, fair value (E)	(1,098,474)	(734,081)	(135,260)	(177)	(26,410)	(1,994,402)
Preferred stock, at par	—	—	—	—	(152,500)	(152,500)

Adjusted book value	$1,068,527	$4,046	$17,945	$14,943	$(118,324)	$987,137

Adjusted book value per share (F)						$18.69

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2009

(dollars in tables in thousands, except share data)

	CDOs (A)	Other Non-Recourse (A) (B)	Recourse	Unlevered	Unallocated	Total
Three Months Ended March 31, 2008
Gross revenues	$84,199	$24,255	$16,410	$7,494	$536	$132,894
Interest expense	(57,093)	(17,896)	(12,392)	(115)	(1,879)	(89,375)
Depreciation and amortization	—	—	—	—	(72)	(72)
Other operating expenses	(412)	(3,806)	(19)	—	(6,187)	(10,424)
Impairment	(60,877)	(1,222)	(2,432)	(2,167)	—	(66,698)

Operating income (loss)	(34,183)	1,331	1,567	5,212	(7,602)	(33,675)
Other income (loss)	2,216	—	(5,874)	707	(590)	(3,541)

Income (loss) from continuing operations	(31,967)	1,331	(4,307)	5,919	(8,192)	(37,216)
Income (loss) from discontinued operations	—	—	—	(3,688)	—	(3,688)

Net income (loss)	(31,967)	1,331	(4,307)	2,231	(8,192)	(40,904)
Preferred dividends	—	—	—	—	(3,375)	(3,375)

Income (loss) applicable to common stockholders	$(31,967)	$1,331	$(4,307)	$2,231	$(11,567)	$(44,279)

(A)	Assets held within CDOs and other non-recourse structures are not available to satisfy obligations outside of such financings, except to the extent Newcastle receives net cash flow distributions from such structures. Furthermore, economic losses from such structures cannot exceed Newcastle’s invested equity in them. Therefore, economically their book value cannot be less than zero, except for the amounts described in note (B) below.
(B)	Includes all of the manufactured housing loan financing, of which $19.9 million (carrying value) was recourse as of March 31, 2009.
(C)	Investments in the unlevered segment include $10.8 million of real estate securities, $3.5 million of a real estate related loan and $0.3 million of interests in a joint venture at March 31, 2009.
(D)	Newcastle cannot economically lose more than its investment amount in any given non-recourse financing structure. Therefore, impairment recorded in excess of such investment, which results in negative GAAP book value for a given non-recourse financing structure, cannot economically be incurred and will eventually be reversed through amortization, sales at gains, or as gains at the deconsolidation or termination of such non-recourse financing structure. For non-recourse financing structures with negative GAAP book value, except as noted in (B) above, the aggregate negative GAAP book value which will eventually be recorded as income is $2.5 billion.
(E)	Only financial instruments are reflected at fair value; other assets and liabilities are reflected at their carrying value.
(F)	Represents GAAP book value as if Newcastle had elected to measure all of its financial instruments at fair value under SFAS 159.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2009

(dollars in tables in thousands, except share data)

Unconsolidated Subsidiaries

The following table summarizes the activity for significant subsidiaries affecting the equity held by Newcastle in unconsolidated subsidiaries:

Real Estate Loan
Balance at December 31, 2008	$283
Distributions from unconsolidated subsidiaries	(46)
Equity in earnings of unconsolidated subsidiaries	11

Balance at March 31, 2009	$248

Gain (Loss) on Settlement of Investments, Net and Other Income (Loss), Net

These items are comprised of the following:

	Three Months Ended March 31,
	2009	2008
Gain (loss) on settlement of investments, net
Gain on settlement of real estate securities	$7,388	$6,459
Loss on settlement of real estate securities	(15,619)	(942)
Gain on disposition of loans held for sale	1,725	1,434
Realized gain (loss) on termination of derivative instruments	4	(425)

	$(6,502)	$6,526

Other income (loss), net
Realized (loss) on total rate of return swaps	$—	$(7,145)
Unrealized (loss) on total rate of return swaps	—	(4,084)
Gain (loss) on non-hedge derivative instruments	3,116	(8,405)
Unrealized (loss) recognized at de-designation of hedges	(8,797)	(444)
Hedge ineffectiveness	(828)	208
Other income (loss)	15	562

	$(6,494)	$(19,308)

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2009

(dollars in tables in thousands, except share data)

3. REAL ESTATE SECURITIES

The following is a summary of Newcastle’s real estate securities at March 31, 2009, all of which are classified as available for sale and are therefore reported at fair value with changes in fair value recorded in other comprehensive income, except for securities that are other-than-temporarily impaired.

		Amortized Cost Basis							Weighted Average
	Outstanding Face Amount	Before Impairment	Other-Than- Temporary Impairment (A)	After Impairment	Gross Unrealized		Carrying Value	Number of Securities	Rating (B)	Coupon	Yield	Maturity (Years)
Asset Type					Gains	Losses
CMBS-Conduit	$1,463,362	$1,375,621	$(1,050,133)	$325,488	$14,137	$—	$339,625	180	BBB-	5.73%	39.36%	6.1
CMBS- Single Borrower	697,916	705,847	(360,820)	345,027	79,073	—	424,100	69	BB	4.78%	30.92%	2.8
CMBS-Large Loan	89,225	93,635	(57,016)	36,619	13	—	36,632	12	BB	2.15%	38.12%	2.7
CMBS-CDO	16,000	14,730	(14,730)	—	—	—	—	1	CC	10.13%	0.00%	—
REIT Debt	632,967	642,334	(259,983)	382,351	19,460	—	401,811	62	BB	6.19%	19.29%	4.6
ABS-Subprime	549,521	499,756	(359,611)	140,145	4,649	—	144,794	120	B	1.79%	31.20%	4.3
ABS-Manufactured Housing	60,690	60,130	(26,073)	34,057	1,097	—	35,154	9	BB	6.68%	20.23%	10.2
ABS-Franchise	37,602	38,586	(26,014)	12,572	405	—	12,977	17	BBB-	4.19%	33.17%	3.5
FNMA/FHLMC (C)	49,127	50,801	—	50,801	1,064	—	51,865	2	AAA	5.84%	5.73%	2.7

Subtotal/Average (D)	3,596,410	3,481,440	(2,154,380)	1,327,060	119,898	—	1,446,958	472	BB+	4.96%	28.68%	4.8

Retained Securities (E)	80,380	73,366	(67,918)	5,448	—	—	5,448	7	CC	2.62%	20.00%	2.3
Residual Interests (E)	935	29,617	(28,682)	935	—	—	935	1	NR	0.00%	30.00%	0.6

Total/Average	$3,677,725	$3,584,423	$(2,250,980)	$1,333,443	$119,898	$—	$1,453,341	480	BB	4.90%	28.64%	4.8

(A)	Represents the cumulative impairment against amortized cost basis recorded through earnings.
(B)	Represents the weighted average of the ratings of all securities in each asset type, expressed as an S&P equivalent rating. For each security rated by multiple rating agencies, the lowest rating is used. FNMA/FHLMC securities have an implied AAA rating. Ratings provided were determined by third party rating agencies as of a particular date, may not be current and are subject to change (including the assignment of a “negative outlook” or “credit watch”) at any time.
(C)	Amortized cost basis and carrying value include principal receivable of $1.4 million.
(D)	The total outstanding face amount of fixed rate securities was $2.6 billion, and of floating rate securities was $1.1 billion.
(E)	Represents the retained bonds and equity from Securitization Trust 2006 and Securitization Trust 2007. The residuals do not have stated coupons and therefore their coupons have been treated as zero for purposes of the table.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2009

(dollars in tables in thousands, except share data)

Unrealized losses that are considered other-than-temporary are recognized currently in income. During the three months ended March 31, 2009, Newcastle recorded other-than-temporary impairment charges of $186.6 million, with respect to real estate securities. Based on management’s analysis of these securities, the performance of the underlying loans and changes in market factors, Newcastle noted adverse changes in the expected cash flows on certain of these securities, and could not express an intent and ability to hold others until recovery, and concluded that they were other-than-temporarily impaired.

The table below summarizes the geographic distribution of the collateral securing our CMBS at March 31, 2009 (in thousands):

Geographic Location	Outstanding Face Amount	Percentage
Northeastern U.S.	$531,818	23.5%
Western U.S.	529,888	23.4%
Southeastern U.S.	462,428	20.4%
Midwestern U.S.	295,243	13.0%
Southwestern U.S.	240,536	10.6%
Other	180,563	8.0%
Foreign	26,027	1.1%

	$2,266,503	100.0%

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

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2009

(dollars in tables in thousands, except share data)

4. REAL ESTATE RELATED LOANS HELD FOR SALE, RESIDENTIAL MORTGAGE LOANS HELD FOR SALE AND SUBPRIME MORTGAGE LOANS

The following is a summary of real estate related loans held for sale, residential mortgage loans held for sale and subprime mortgage loans at March 31, 2009. The loans contain various terms, including fixed and floating rates, self-amortizing and interest only. They are generally subject to prepayment.

Loan Type	Outstanding Face Amount	Carrying Value	Loan Count	Wtd. Avg. Yield	Weighted Average Maturity (Years) (A)	Floating Rate Loans as a % of Face Amount	Delinquent Face Amount (B)
Mezzanine Loans	$756,427	$313,364	23	49.64%	2.8	86.9%	$39,975
Corporate Bank Loans	498,543	208,055	14	19.12%	2.2	100.0%	49,239
B-Notes	309,901	108,328	11	36.00%	2.2	84.3%	50,000
Whole Loans	100,538	68,522	4	28.57%	2.2	97.5%	—

Total Real Estate Related Loans Held for Sale	$1,665,409	$698,269	52	36.36%	2.5	91.0%	$139,214

Residential Loans	$75,720	$53,014	258	6.64%	5.4	100.0%	$6,363
Manufactured Housing Loans	457,491	338,839	13,477	15.37%	7.1	10.7%	6,019

Total Residential Mortgage Loans Held for Sale (C)	$533,211	$391,853	13,735	14.16%	6.8	23.4%	$12,382

Subprime Mortgage Loans Subject to Call Option	$406,217	$399,288

(A)	The weighted average maturities were calculated based on constant prepayment rates (CPR) of 10% and 30% for the residential loan pools, and 6% and 8% for the manufactured housing loan pools.
(B)	Includes loans that are non-performing, in foreclosure, considered real estate owned and real estate related loans under bankruptcy filing.
(C)	Carrying value includes interest receivable of $0.3 million for the residential housing loans and principal and interest receivable of $10.9 million for the manufactured housing loans.

The following is a reconciliation of the related loss allowance.

	Real Estate Related Loans	Residential Mortgage Loans
Balance at December 31, 2008	$(827,328)	$(136,206)
Provision for credit losses	—	(1,907)
Provision for impaired loans	(117,722)	(2,804)
Realized losses	22,769	1,907

Balance at March 31, 2009	$(922,281)	$(139,010)

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2009

(dollars in tables in thousands, except share data)

Securitization of Subprime Mortgage Loans

The following table presents information on the retained interests in Newcastle’s securitizations of subprime mortgage loans and the sensitivity of their fair value for immediate 10% and 20% adverse changes in the assumptions utilized in calculating such fair value, at March 31, 2009:

	Subprime Portfolio
	I	II
Total securitized loans (unpaid principal balance) (A)	$684,410	$896,362
Loans subject to call option (carrying value)	$295,964	$103,324
Retained interests (fair value) (B)	$3,079	$3,304
Weighted average life (years) of residual interest	—	0.6
Weighted average expected credit losses (C)	19.9%	38.1%
Effect on fair value of retained interests of 10% adverse change	$(389)	$(421)
Effect on fair value of retained interests of 20% adverse change	$(658)	$(681)
Weighted average constant prepayment rate (D)	9.2%	5.5%
Effect on fair value of retained interests of 10% adverse change	$(95)	$(117)
Effect on fair value of retained interests of 20% adverse change	$(174)	$(186)
Weighted average discount rate	19.6%	23.1%
Effect on fair value of retained interests of 10% adverse change	$(168)	$(65)
Effect on fair value of retained interests of 20% adverse change	$(313)	$(129)

(A)	Average loan seasoning of 43 months and 26 months for Subprime Portfolios I and II, respectively, at March 31, 2009.
(B)	The retained interests include residual interests and retained bonds of the securitizations. Their fair value is estimated based on pricing models.
(C)	Represents the percentage of losses on the original principal balance of the loans from the date of the respective securitizations (April 2006 and July 2007) to the maturity of the loans.
(D)	Represents the weighted average voluntary prepayment rate for the loans from the date of the respective securitizations (April 2006 and July 2007) to the maturity of the loans.

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

The following table summarizes certain characteristics of the underlying subprime mortgage loans, and related financing, in the securitizations as of March 31, 2009:

	Subprime Portfolio
	I	II
Loan unpaid principal balance (UPB)	$684,410	$896,362
Weighted average coupon rate of loans	7.57%	7.48%
Delinquencies of 60 or more days (UPB) (A)	$153,656	$236,627
Net credit losses for the three months ended March 31, 2009	$21,988	$12,905
Cumulative net credit losses	$66,832	$32,869
Cumulative net credit losses as a % of original UPB	4.45%	3.02%
Percentage of ARM loans (B)	56.7%	68.5%
Percentage of loans with loan-to-value ratio >90%	10.5%	17.4%
Percentage of interest-only loans	25.8%	4.6%
Face amount of debt (C)	$624,215	$802,131
Weighted average funding cost of debt (D)	1.91%	3.76%

(A)	Delinquencies include loans 60 or more days past due, in foreclosure, or real estate owned.
(B)	ARM loans are adjustable-rate mortgage loans. An option ARM is an adjustable-rate mortgage that provides the borrower with an option to choose from several payment amounts each month for a specified period of the loan term. None of the loans in the subprime portfolios are an option ARM.
(C)	Excludes face amount of $41.6 million and $38.8 million of retained notes for Subprime Portfolios I and II, respectively, at March 31, 2009.
(D)	Includes the effect of applicable hedges.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2009

(dollars in tables in thousands, except share data)

Newcastle received net cash inflows of $0.3 million and $0.4 million from the retained interests of Subprime Portfolios I and II, respectively, during the three months ended March 31, 2009.

The weighted average yields of the retained notes of Subprime Portfolios I and II were 20.0% and 20.0%, respectively, as of March 31, 2009. The loans subject to call option and the corresponding financing recognize interest income and expense based on the expected weighted average coupons of the loans subject to call option at the call date of 9.24% and 8.68%, for Subprime Portfolios I and II, respectively.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2009

(dollars in tables in thousands, except share data)

5. DEBT OBLIGATIONS

The following table presents certain information regarding Newcastle’s debt obligations and related hedges at March 31, 2009:

Debt Obligation/Collateral	Month Issued		Outstanding Face Amount	Carrying Value	Unhedged Weighted Average Funding Cost (A)	Final Stated Maturity	Weighted Average Funding Cost (B)	Weighted Average Maturity (Years)	Face Amount of Floating Rate Debt	Collateral Amortized Cost Basis (C)	Collateral Carrying Value (C)	Collateral Weighted Average Maturity (Years)	Face Amount of Floating Rate Collateral (C)	Aggregate Notional Amount of Current Hedges
CDO Bonds Payable
CDO IV	Mar 2004		$404,835	$403,033	2.01%	Mar 2039	3.26%	3.5	$381,750	$202,741	$212,029	4.1	$180,957	$177,300
CDO V	Sep 2004		454,500	452,302	1.85%	Sep 2039	3.35%	4.0	442,500	198,677	219,587	4.4	218,061	208,639
CDO VI	Apr 2005		444,227	442,330	1.00%	Apr 2040	3.37%	4.6	436,790	163,710	173,673	5.3	182,786	242,125
CDO VII	Dec 2005		418,262	415,551	0.99%	Dec 2050	4.19%	6.4	412,080	114,016	119,928	6.3	108,945	298,355
CDO VIII	Nov 2006		792,500	791,500	1.21%	Nov 2052	2.13%	4.7	784,900	331,276	340,100	4.0	574,968	161,655
CDO IX	May 2007		585,750	586,608	1.09%	May 2052	1.78%	5.8	585,750	371,945	389,360	2.8	626,344	91,875
CDO X	Jul 2007		1,237,750	1,236,872	0.65%	Jul 2052	4.45%	5.9	1,237,750	575,992	622,246	4.4	297,863	957,087

			4,337,824	4,328,196			3.30%	5.2	4,281,520	1,958,357	2,076,923	4.4	2,189,924	2,137,036

Other Bonds Payable
Manufactured housing loans (D)	Jan 2006		124,121	124,121	LIBOR+0.75%	Jan 2009 (D)	4.96%	—	124,121	125,027	125,027	8.1	2,691	—
Manufactured housing loans (E)	Aug 2006		218,123	216,902	LIBOR+1.05%	Aug 2011	6.43%	2.0	218,123	213,812	213,812	6.4	46,379	—

			342,244	341,023			5.89%	1.3	342,244	338,839	338,839	7.1	49,070	—

Repurchase Agreements (F)
Real estate related loans	Mar 2009		78,514	78,514	LIBOR+1.63%	Various	2.13%	0.8	78,514	96,402	96,402	1.4	227,665	—
Other real estate securities	Dec 2008		4,582	4,582	LIBOR+2.50%	Various	3.00%	0.9	4,582	—	—	—	—	—

			83,096	83,096			2.18%	0.8	83,096	96,402	96,402	1.4	227,665	—
FNMA/FHLMC securities	Rolling		47,802	47,802	LIBOR+0.19%	Apr 2009	4.95%	0.1	47,802	50,800	51,864	2.7	—	43,217

			130,898	130,898			3.19%	0.5	130,898	147,202	148,266	1.7	227,665	43,217

Corporate
Junior subordinated notes payable (G)	Mar 2006		100,100	100,100	7.57%(G)	Apr 2036	7.71%	27.0	—	—	—	—	—	—

			100,100	100,100			7.71%	27.0	—	—	—	—	—	—

Subtotal debt obligations			4,911,066	4,900,217			3.57%	5.2	$4,754,662	$2,444,398	$2,564,028	4.4	$2,466,659	$2,180,253

Financing on subprime mortgage loans subject to call option	(H	)	406,217	399,288

Total debt obligations			$5,317,283	$5,299,505

(A)	Weighted average, including floating and fixed rate classes and excluding the amortization of deferred financing costs.
(B)	Including the effect of applicable hedges.
(C)	Including restricted cash held for reinvestments in CDOs.
(D)	See below.
(E)	Of which $20.0 million face amount is recourse financing.
(F)	The counterparties on these repurchase agreements include: Goldman Sachs ($47.8 million of FNMA/FHLMC financing), Deutsche Bank ($38.5 million), Credit Suisse ($16.6 million) and Citigroup ($28.0 million). The non-FNMA/FHLMC financings are subject to scheduled repayments, with the final payment to be made in June 2010.
(G)	In April 2009, Newcastle entered into an exchange agreement with the holder of the trust preferred securities under which Newcastle will effectively be accruing interest at a rate of 1.0% per annum beginning February 1, 2009 for a maximum of six quarters, after which the rate reverts to 7.574% through April 2016 and at LIBOR + 2.25% after April 2016. For details, see Note 9 below.
(H)	Issued in April 2006 and July 2007. See Note 4 regarding the securitizations of Subprime Portfolios I and II.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2009

(dollars in tables in thousands, except share data)

In the first quarter of 2009, Newcastle repurchased $30.3 million face amount of three classes of CDO bonds for $3.2 million. As a result, Newcastle extinguished $30.3 million face amount of CDO debt and recorded a gain on extinguishment of debt of $26.9 million in the first quarter of 2009.

In January 2009, the $124.1 million (at March 31, 2009) debt for one of Newcastle’s manufactured housing loan portfolios became callable at the option of the lender. The principal and interest payments from the underlying loans, net of expenses and payments related to interest rate swap contracts, are used to repay the outstanding debt on a monthly basis.

In February 2009, Newcastle renegotiated the terms of a recourse loan agreement financing one of its manufactured housing loan portfolios. Under the amended terms of the agreement, certain debt covenants relating to equity requirements were removed.

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

MARCH 31, 2009

(dollars in tables in thousands, except share data)

6. FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair Value Summary Table

Newcastle held the following financial instruments at March 31, 2009:

	Principal Balance or Notional Amount	Carrying Value	Fair Value	Fair Value Method (A)	Weighted Average Yield/Funding Cost	Weighted Average Maturity (Years)
Assets:
Real estate securities, available for sale*	$3,677,725	$1,453,341	$1,453,341	Broker quotations, counterparty quotations, pricing services, pricing models	28.64%	4.8
Real estate related loans held for sale	1,665,409	698,269	698,269	Broker quotations, counterparty quotations, pricing services, pricing models	30.39%	2.5
Residential mortgage loans held for sale	533,211	391,853	391,853	Pricing models	14.16%	6.9
Subprime mortgage loans subject to call option (B)	406,217	399,288	399,288	(B)	9.09%	(B)

Liabilities:
CDO bonds payable	4,337,824	4,328,196	826,795	Counterparty quotations, pricing models	3.30%	6.2
Other bonds payable	342,244	341,023	296,627	Pricing models	5.89%	1.3
Repurchase agreements	130,898	130,898	130,898	Market comparables	3.19%	0.5
Financing of subprime mortgage loans subject to call option (B)	406,217	399,288	399,288	(B)	9.09%	(B)
Junior subordinated notes payable	100,100	100,100	20,976	Pricing models	7.71%	2.7
Interest rate swaps, treated as hedges (C)(E)*	2,180,253	273,901	273,901	Counterparty quotations	N/A	(C)
Non-hedge derivatives (D)(E)*	274,635	35,045	35,045	Counterparty quotations	N/A	(D)

*	Measured at fair value on a recurring basis.
(A)	Based on order of priority. In the case of real estate securities and real estate related loans, broker quotations are obtained if available and practicable, otherwise counterparty quotations or pricing service valuations are obtained or, finally, internal pricing models are used. Internal pricing models are only used for (i) securities and loans which are not traded in an active market, and therefore have little or no price transparency, and for which significant unobservable inputs must be used in estimating fair value, or (ii) loans or debt obligations which are private and untraded.
(B)	These two items results from an option, not an obligation, to repurchase loans from Newcastle’s subprime mortgage loan securitizations (Note 4), are noneconomic until such option is exercised, and are equal and offsetting.
(C)	Represents current swap agreements as follows:

Maturing In	Weighted Average Month of Maturity	Aggregate Notional Amount	Weighted Average Fixed Pay Rate	Aggregate Fair Value
Agreements which receive 1-Month LIBOR:
2011	December	$113,011	5.004%	$(10,412)
2012	July	22,081	5.388%	(2,087)
2014	October	16,912	5.095%	(2,394)
2015	September	1,288,121	5.256%	(163,771)
2016	May	180,155	5.043%	(26,662)
2017	August	174,034	5.235%	(34,528)
Agreements which receive 3-Month LIBOR:
2011	February	32,000	5.078%	(2,225)
2014	June	353,939	4.196%	(31,822)

		$2,180,253		$(273,901)

(D)	These include two interest rate swaps with a total notional balance of $274.6 million. The maturity dates of the $106.8 million and $167.9 million interest rate swaps are January 2016 and June 2016, respectively. Newcastle entered into these swap agreements to reduce its exposure to interest rate changes on the floating rate financings of its manufactured housing loan portfolios. These swaps were dedesignated as hedges for hedge accounting purposes.
(E)	Newcastle’s derivatives fall into two categories. Derivatives held within Newcastle’s nonrecourse debt structures (primarily CDOs) with an aggregate notional balance of $2.4 billion, all of which were liabilities at period end, are not subject to Newcastle’s credit risk as they are senior to all the debt obligations of the related structure. Derivatives held outside Newcastle’s nonrecourse debt structures with an aggregate notional balance of $75.2 million are primarily 100% collateralized by margin (based on their current fair value) and therefore are not subject to Newcastle’s or its counterparty’s credit risk. As a result, no adjustments have been made to the fair value quotations received related to credit risk. Newcastle’s significant derivative counterparties include Bank of America, Deutsche Bank, Wachovia and Credit Suisse.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2009

(dollars in tables in thousands, except share data)

Securities Valuation

As of March 31, 2009, Newcastle’s securities valuation methodology and results are further detailed as follows:

			Fair Value
Asset Type	Outstanding Face Amount (A)	Amortized Cost Basis (B)	Multiple Quotes (C)	Single Quote (D)	Internal Pricing Models (E)	Total
CMBS	$2,266,503	$707,134	$480,317	$167,086	$152,954	$800,357
ABS – subprime	549,521	140,145	34,332	29,769	80,693	144,794
Subprime retained	80,380	5,448	—	—	5,448	5,448
Subprime residuals	935	935	—	—	935	935
ABS – other real estate	98,292	46,629	13,111	22,131	12,889	48,131
FNMA / FHLMC	49,127	50,801	—	51,865	—	51,865
REIT debt	632,967	382,351	269,225	132,586	—	401,811

Total	$3,677,725	$1,333,443	$796,985	$403,437	$252,919	$1,453,341

(A)	Net of incurred losses.
(B)	Net of discounts (or gross premiums) and after other-than-temporary impairment, including impairment taken during the period ended March 31,2009.
(C)	Management generally obtained broker quotations from two sources, one of which was generally the seller (the party that sold us the security). Management selected one of the quotes received as being most representative of fair value and did not use an average of the quotes. Newcastle’s methodology is to not use quotes from selling brokers, unless those quotes are the only marks available, or unless the quotes provided by other (non-selling) brokers are, in management’s judgment, not representative of fair value. Even if Newcastle receives two or more quotes on a particular security that come from non-selling brokers, it does not use an average because management believes using an actual quote more closely represents a transactable price for the security than an average level. Furthermore, in some cases there is a wide disparity between the quotes Newcastle receives. Management believes using an average of the quotes in these cases would generally not represent the fair value of the asset. Based on Newcastle’s own fair value analysis using internal models, management selects one of the quotes which is believed to more accurately reflect fair value. Newcastle never adjusts quotes received.
(D)	Management was unable to obtain quotations from more than one source on these securities. The one source was generally the seller (the party that sold us the security).
(E)	Securities whose fair value was estimated based on internal pricing models are further detailed as follows:

	Amortized Cost Basis	Fair Value	Impairment Recorded In Current Year	Unrealized Gains (Losses) in Accumulated OCI	Assumption Ranges
					Discount Rate	Prepayment Speed (F)	Cumulative Default Rate	Loss Severity

CMBS	$134,553	$152,954	$24,577	$18,401	15% - 56%	N/A	0% - 100%	0% - 100%
ABS – subprime	76,097	80,693	26,968	4,596	20%	3% - 11%	26% - 84%	45% - 90%
Subprime retained	5,448	5,448	944	—	20%	5%	62% - 69%	55% - 62%
Subprime residuals	935	935	119	—	30%	5%	69%	62%
ABS – other RE	12,506	12,889	3,163	383	20%	2%	61%	59%

Total	$229,539	$252,919	$55,771	$23,380

All of the assumptions listed have some degree of market observablity, based on Newcastle’s knowledge of the market, relationships with market participants, and use of common market data sources. Collateral prepayment, default and loss severity projections are in the form of “curves” or “vectors” that vary for each monthly collateral cash flow projection. Methods used to develop these projections vary by asset class (e.g., CMBS projections are developed differently than Home Equity ABS projections) but conform to industry conventions. We use assumptions that generate our best estimate of future cash flows of each respective security.

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

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2009

(dollars in tables in thousands, except share data)

Valuation Hierarchy

Pursuant to SFAS 157, the methodologies used for valuing such instruments have been categorized into three broad levels which form a hierarchy. Newcastle follows this hierarchy for its financial instruments measured at fair value on a recurring basis. The classifications are based on the lowest level of input that is significant to the fair value measurement.

The following table summarizes such financial assets and liabilities at March 31, 2009:

			Fair Value
	Principal Balance or Notional Amount	Carrying Value	Level 2	Level 3A	Level 3B	Total
Assets:
Real estate securities, available for sale:
CMBS	$2,266,503	$800,357	$—	$647,403	$152,954	$800,357
ABS – subprime	549,521	144,794	—	64,101	80,693	144,794
Subprime retained	80,380	5,448	—	—	5,448	5,448
Subprime residuals	935	935	—	—	935	935
ABS – other real estate	98,292	48,131	—	35,242	12,889	48,131
FNMA / FHLMC	49,127	51,865	51,865	—	—	51,865
REIT debt	632,967	401,811	—	401,811	—	401,811

	3,677,725	1,453,341	51,865	1,148,557	252,919	1,453,341

Liabilities:
Interest rate swaps, treated as hedges	2,180,253	273,901	273,901	—	—	273,901
Non-hedge derivatives	274,635	35,045	35,045	—	—	35,045

Newcastle’s investments in instruments measured at fair value using Level 3 inputs changed during the three months ended March 31, 2009 as follows:

	Level 3A	Level 3B	Total
Assets
Balance at December 31, 2008	$1,304,776	$179,763	$1,484,539
Total gains (losses)
Included in net income (loss) (A)	(143,011)	(56,023)	(199,034)
Included in other comprehensive income (loss)	93,730	21,039	114,769
Amortization included in interest income	39,000	13,360	52,360
Settlements or repayments	(34,074)	(17,084)	(51,158)
Transfers between Level 3A and Level 3B	(111,864)	111,864	—
Transfers into Level 3 (B)	—	—	—
Transfers out of Level 3 (B)	—	—	—

Balance at March 31, 2009	$1,148,557	$252,919	$1,401,476

(A)	These gains (losses) are recorded in the following line items in the consolidated statement of operations:

Three Months Ended March 31, 2009
Gain (loss) on settlement of investments, net	$(12,452)
Other income (loss), net	—
Other-than-temporary impairment	(186,582)

Total	$(199,034)

Other-than-temporary impairment recorded in earnings during the three months ended March 31, 2009 is attributable to the change in unrealized losses relating to Level 3 assets still held at March 31, 2009.

Gain (loss) on settlement of investments, net, from investments transferred into Level 3 during the period	$—

(B)	Transfers are assumed to occur at the beginning of the quarter.

During the three months ended March 31, 2009, Newcastle recorded $117.7 million and $2.8 million of impairment on real estate related loans and residential mortgage loans (Note 4), respectively. These loans were written down to fair value at the time of the impairment, based on broker quotations, pricing service quotations or internal pricing models. All the loans were within Level 3 of the fair value hierarchy.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2009

(dollars in tables in thousands, except share data)

Derivatives

SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” establishes the accounting and reporting standards for derivative instruments and SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” amends and expands the disclosure requirements of SFAS 133. The disclosure below provides information relating to Newcastle’s uses and reporting of derivative instruments, as well as enhanced qualitative and quantitative disclosures pursuant to these accounting standards.

Newcastle is exposed to certain risks relating to its ongoing business operations. The primary risk managed by Newcastle using derivative instruments is interest rate risk. Newcastle enters into interest rate swap and interest rate cap agreements to reduce the impact of fluctuating interest rates on its earnings. Pursuant to SFAS 133, Newcastle designates certain interest rate swap agreements as cash flow hedges of its floating rate financings.

Newcastle’s derivatives are recorded on its balance sheet as follows:

		Fair Value
	Balance sheet location	March 31, 2009	December 31, 2008
Interest rate swaps, designated as hedging instruments under SFAS 133	Derivative liabilities	$272,184	$315,651
Interest (receivable) payable	Derivative liabilities	1,717	2,394
Interest rate swaps, not designated as hedging instruments under SFAS 133	Derivative liabilities	35,045	15,932

		$308,946	$333,977

The following table summarizes financial information related to derivatives:

	March 31, 2009	December 31, 2008
Cash flow hedges
Notional amount of interest rate swap agreements	$2,180,253	$2,376,420
Amount of (loss) recognized in OCI on effective portion	(269,172)	(312,431)
Deferred hedge gain (loss) related to anticipated financings, which have subsequently occurred, net of amortization	908	932
Deferred hedge gain (loss) related to dedesignation, net of amortization	(12,126)	(2,825)
Expected reclassification of deferred hedges from AOCI into earnings over the next 12 months	(4,084)	1,149
Expected reclassification of current hedges from AOCI into earnings over the next 12 months	(14,592)	(19,570)

Non-hedge Derivatives
Notional amount of interest rate swap agreements	274,635	182,867

The following table summarizes gains (losses) recorded in relation to derivatives (excluding total rate of return swaps, which are reported separately):

	Income Statement Location of Gain (Loss) Reclassification from AOCI	Three Months Ended March 31,
		2009	2008
Cash flow hedges
Gain (loss) on the ineffective portion	Other income (loss)	$(828)	$208
Gain (loss) immediately recognized at dedesignation	Other income (loss)	(8,797)	(445)
Deferred hedge gain reclassified from AOCI into income, related to anticipated financings	Interest expense	25	23
Deferred hedge gain (loss) reclassified from AOCI into income, related to effective portion of dedesignated hedges	Interest expense	(5,466)	282

Non-hedge derivatives gain (loss)	Other income (loss)	3,116	(8,404)

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2009

(dollars in tables in thousands, except share data)

7. EARNINGS PER SHARE

Newcastle is required to present both basic and diluted earnings per share (“EPS”). Basic EPS is calculated by dividing net income available for common stockholders by the weighted average number of shares of common stock outstanding during each period. Diluted EPS is calculated by dividing net income available for common stockholders by the weighted average number of shares of common stock outstanding plus the additional dilutive effect of common stock equivalents during each period. Newcastle’s common stock equivalents are its outstanding stock options. During the three months ended March 31, 2009 and 2008, Newcastle had no dilutive common stock equivalents. Net loss applicable to common stockholders is equal to net loss less preferred dividends.

As of March 31, 2009, Newcastle’s outstanding options were summarized as follows:

Held by the Manager	1,612,772
Issued to the Manager and subsequently transferred to certain of the Manager’s employees	871,837
Held by the independent directors and former directors	14,000

Total	2,498,609

8. COMMITMENTS AND CONTINGENCIES

Loan Commitment— With respect to a commercial construction loan, Newcastle was committed to fund up to an additional $52.7 million at March 31, 2009 subject to certain conditions to be met by the borrowers, of which $13.2 million is to be funded by one of Newcastle’s CDOs.

Litigation—Newcastle is, from time to time, a defendant in legal actions from transactions conducted in the ordinary course of business. Management, after consultation with legal counsel, believes the ultimate liability arising from such actions which existed at March 31, 2009, if any, will not materially affect Newcastle’s consolidated results of operations or financial position.

Preferred Dividends in Arrears — As of March 31, 2009, $5.6 million of dividends on Newcastle’s cumulative preferred stock were unpaid and in arrears.

Contingent Gain in CDOs — Newcastle has recorded $2.4 billion of losses in its CDOs in excess of its economic exposure which must eventually be reversed through amortization, sales at gains, or as gains at the deconsolidation or termination of the CDOs.

Contingent Gain in Other Non-Recourse Financing — Newcastle has recorded $20.5 million of losses in its manufactured housing loan portfolios in excess of its economic exposure which must eventually be reversed through amortization, sales at gains, or as gains at the extinguishment of debt.

9. RECENT ACTIVITIES

These financial statements include a discussion of material events which have occurred subsequent to March 31, 2009 (referred to as “subsequent events”) through May 6, 2009. Events subsequent to that date have not been considered in these financial statements.

In April 2009, Newcastle repurchased $29.5 million face amount of two classes of CDO bonds for $2.4 million. As a result, Newcastle extinguished $29.5 million face amount of CDO debt and recorded a gain on extinguishment of debt of $26.9 million in the second quarter of 2009.

On April 30, 2009, Newcastle entered into an exchange agreement with several collateralized debt obligations managed by a third party pursuant to which Newcastle agreed to exchange newly issued junior subordinated notes due in 2035 with an initial aggregate principal amount of $101.7 million (the “Notes”) for $100 million in aggregate liquidation amount of trust preferred securities that were previously issued by a subsidiary of Newcastle (the “TRUPs”) and were owned by the third party. The Notes accrue interest at a rate of 1.0% per year for a maximum of six quarters, beginning on February 1, 2009. Subsequent to that period, the rate reverts to that which Newcastle was required to pay on the TRUPs (7.574% through April 2016 and at a floating rate of 3-month LIBOR plus 2.25% thereafter). In conjunction with the exchange, the TRUPs were cancelled and Newcastle pledged 100% of its equity interests in NIC TP LLC, a special purpose subsidiary that holds Newcastle’s participation in a loan and related deposit account, which were valued at $3.5 million on March 31, 2009, as collateral. The pledged collateral will be released at the end of the interest rate modification period.

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

We employ leverage as part of our investment strategy. We do not have a predetermined target debt to equity ratio as we believe the appropriate leverage for the particular assets we are financing depends on the credit quality of those assets. As a result of our negative GAAP equity, our GAAP debt to equity ratio is not a meaningful measure as of March 31, 2009. Our general investment guidelines adopted by our board of directors limit total leverage (as defined under the governing documents) to a maximum 9.0 to 1 debt to equity ratio. As of March 31, 2009, our debt to equity ratio, as computed under this method, was approximately 4.6 to 1.0.

We strive to maintain access to a broad array of capital resources in an effort to insulate our business from potential fluctuations in the availability of capital. We utilize multiple forms of financing including collateralized debt obligations (CDOs), other securitizations, term loans, and trust preferred securities, as well as short term financing in the form of loans and repurchase agreements. As we discuss in more detail under “–Market Considerations” below, the ongoing credit and liquidity crisis has limited the array of capital resources available to us and made the terms of capital resources we are able to obtain generally less favorable to us relative to the terms we were able to obtain prior to the crisis. For example, we are currently contractually restricted from entering into new debt financings subject to margin calls other than to finance FNMA/FHLMC securities.

We seek to match fund our investments with respect to interest rates and maturities in order to reduce the impact of interest rate fluctuations on earnings and reduce the risk of refinancing our liabilities prior to the maturity of the investments. We seek to finance a substantial portion of our real estate securities and loans through the issuance of term debt, which generally represents obligations issued in multiple classes secured by an underlying portfolio of assets. Specifically, our CDO financings offer us the structural flexibility to buy and sell certain investments to manage risk and, subject to certain limitations, to optimize returns.

We conduct our business through four primary segments: (i) investments financed with non-recourse collateralized debt obligations (“CDOs”), (ii) investments financed with other non-recourse debt, (iii) investments financed with recourse debt, including FNMA / FHLMC securities, and (iv) unlevered investments. In the second quarter of 2008, Newcastle changed the structure of its internal organization such that the basis of the composition of its reportable segments changed from investment type to financing type. Revenues attributable to each segment are disclosed below (in thousands).

For the Three Months Ended March 31,	CDOs	Other Non-Recourse	Recourse	Unlevered	Unallocated	Total
2009	$100,763	$20,342	$2,518	$829	$21	$124,473
2008	$84,199	$24,255	$16,410	$7,494	$536	$132,894

Market Considerations

Financial Institutions

Many market participants have become increasingly uncertain about the health of a number of financial institutions and the financial system in general. Continuing write-downs and capital related issues affecting financial market participants have contributed to the recent wave of significant events affecting financial institutions, including the insolvency of Lehman Brothers, the government’s placing Fannie Mae, Freddie Mac and AIG under its supervision, the announced distressed sales of all or portions of Bear Stearns, Merrill Lynch, Wachovia and Washington Mutual and the government’s increasing its equity investment in Citigroup. Although the United States and other governments have taken a number of significant steps to improve market conditions and the strength of major financial institutions, such efforts to date have not brought stability or liquidity to the capital markets, and we cannot predict the future conditions of these markets or the impact of such condition on our business.

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

During the first three months of 2009, credit spreads again widened substantially. This widening of credit spreads caused the net unrealized losses on our securities to increase. One of the key drivers of the widening of credit spreads has been the continued disruption and liquidity concerns throughout the credit markets. The severity and scope of the disruption intensified meaningfully during the fourth quarter of 2008 and first quarter of 2009 and caused credit spreads to widen further during this period.

Liquidity

The ongoing credit and liquidity crisis has adversely affected us and the market in which we operate in a number of other ways. For example, it has reduced the market trading activity for many real estate securities and loans, resulting in less liquid markets for those securities and loans. As the securities held by us and many other companies in our industry are marked to market at the end of each quarter, the decreased liquidity and concern over market conditions have resulted in significant reductions in mark to market valuations of many real estate securities and loans and the collateral underlying them. These lower valuations, and decreased expectations of future cash flows, have affected us by, among other things:

•	decreasing our net book value;

•	contributing to our decision to record significant impairment charges;

•	prompting us to negotiate the removal of certain financial covenants from our non-CDO financings;

•

reducing the amount, which we refer to as cushion, by which we satisfy the over collateralization tests of our CDOs (sometimes referred to as CDO “triggers”) or contributing to several of our CDOs failing their over collateralization tests (see “– Liquidity and Capital Resources” and “– Debt Obligations” below); and

•	requiring us to pay additional amounts under certain financing arrangements.

In some cases, we have sold, and may continue to sell, assets at prices below what we believed to be their value in order to meet liquidity requirements under certain financing arrangements. Failed CDO triggers, impairments resulting from incurred losses, and asset sales at prices significantly below face amount, while the related debt is being repaid at its full face amount, further contribute to reductions in future earnings, cash flow and liquidity. As a result, we expect that our future cash flow from operations will be significantly reduced relative to previous years.

In order to maintain liquidity, we have elected to retain the majority of our investment proceeds (including those from asset sales) in lieu of using those proceeds to make new investments, or to buy back stock or debt, and elected not to declare any common or preferred dividends during the fourth quarter of 2008 or the first quarter of 2009. This approach has increased our liquidity while reducing our operating earnings. We may elect to adjust or not to pay any future dividend payments to reflect our current and expected cash from operations or to satisfy future liquidity needs.

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

Certain aspects of these effects are more fully described in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Interest Rate, Credit and Spread Risk” and “– Liquidity and Capital Resources” as well as in Part I, Item 3, “Quantitative and Qualitative Disclosures About Market Risk.”

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that could affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. Actual results could differ from these estimates. Management believes that the estimates and assumptions utilized in the preparation of the consolidated financial statements are prudent and reasonable. Actual results have been in line with management’s estimates and judgments used in applying each of the accounting policies described below, as modified periodically to reflect current market conditions. The following is a summary of our accounting policies that are most effected by judgments, estimates and assumptions.

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

The VIEs in which we have a significant interest include (i) our subprime securitizations, which are held in qualifying special purpose entities under SFAS 140 and are therefore exempt from consolidation as VIEs, (ii) our trust preferred subsidiary, which we do not consolidate since we are not the primary beneficiary, as we do not absorb a majority of its expected losses or receive a majority of its expected residual returns and (iii) our CDOs, in which we have been determined to be the primary beneficiary and therefore consolidate them, since we would absorb a majority of their expected losses and receive a majority of their expended residual returns, as determined on the date of formation and on any applicable reconsideration dates. Our CDOs are held in special purpose entities whose debt is treated as a non-recourse secured borrowing of Newcastle.

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

See Note 6 to our consolidated financial statements in Part I, Item 1, “Financial Statements and Supplementary Data” for information regarding the fair value of our investments, and its estimation methodology, as of March 31, 2009.

Our estimation of the fair value of level 3B assets (as described below) involves significant judgment. Changes in market conditions, as well as changes in the assumptions or methodology used to determine fair value, could result in a significant increase or decrease in our book equity. For securities valued using pricing models, the inputs include the discount rate, assumptions relating to prepayments, default rates and loss severities, as well as other variables. We validated the inputs and outputs of our models by comparing them to available independent third party market parameters and models for reasonableness. We believe the assumptions we used are within the range that a market participant would use and factor in the relative illiquidity currently in the markets. In comparison to the prior year end, we have used slower prepayment speeds, higher default rates and higher severity assumptions as inputs to our pricing models in order to reflect current market conditions. In the first quarter of 2009, Newcastle lowered the prepayment assumptions based on observed reductions in actual prepayment speeds and slower expected future prepayments consistent with market projections. The slower prepayments were the result of increasing difficulties for borrowers to refinance, caused by a tightening of underwriting standards, decline in home prices, contraction of available lenders due to bank failures and a distressed securitization market. Default assumptions were increased due to higher levels of delinquent underlying loans. Loss severity assumptions were increased based on observed increases in recent loss severities that have been driven by falling home prices and the increasing number of foreclosures or distressed home sales in the residential sector and higher losses as a result of the increasing number of foreclosures and bankruptcies of borrowers experienced in the commercial sector.

For securities valued with internal models, which have an aggregate fair value of $252.9 million as of March 31, 2009, a 10% unfavorable change in our assumptions would result in the following decreases in such aggregate fair value:

	CMBS	ABS
Outstanding face amount	$404,633	$520,122
Fair value	$152,954	$99,965
Effect on fair value with 10% unfavorable change in:
Discount rate	$(9,829)	$(3,539)
Prepayment rate	N/A	$(1,554)
Default rate	$(9,097)	$(8,433)
Loss severity	$(13,805)	$(11,930)

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

Pursuant to SFAS 157, as described below, our securities must be categorized by the “level” of inputs used in estimating their fair values. Level 1 would be assets valued based on quoted prices for identical instruments in active markets; we have no level 1 assets. Level 2 would be assets valued based on quoted prices in active markets for similar instruments, on quoted prices in less active or inactive markets, or on other “observable” market inputs. Level 3 would be assets valued based significantly on “unobservable” market inputs. We have further broken level 3 into level 3A, third party indications, and level 3B, internal models. Fair value under SFAS 157 represents an exit price in the normal course of business, not a forced liquidation price. If we were forced to sell assets in a short period to meet liquidity needs, the prices we receive could be substantially less than the recorded fair values.

We generally classify the broker quotations we receive as level 3A inputs, except for certain liquid securities. They are quoted prices in generally inactive and illiquid markets for identical or similar securities. These quotations are generally received via email and contain disclaimers which state that they are “indicative” and not “actionable” – meaning that the party giving the quotation is not bound to actually purchase the security at the quoted price. These quotations are generally based on models prepared by the brokers and we have little visibility into the inputs they use. Based on procedures we have performed with respect to prior quotations received from these brokers in comparison to the outputs generated from our internal pricing models and transactions we have completed with respect to these securities, as well as on our knowledge and experience of these markets, we have generally determined that these quotes represent a reasonable estimate of fair value. In addition, management performs its own quarterly analysis of fair value, based on internal pricing models, to confirm that each of the quotations received represented a reasonable estimate of fair value as defined under SFAS 157. For securities valued using quotations, a 100 basis point change in credit spreads would impact estimated fair value at period and by approximately $39.7 million.

We must also assess whether unrealized losses on securities, if any, reflect a decline in value which is other-than-temporary and, if so, write the impaired security down to its fair value through earnings. A decline in value is deemed to be other-than-

temporary if it is probable that we will be unable to collect all amounts due according to the contractual terms of a security which was not impaired at acquisition, or if we do not have the ability and intent to hold a security in an unrealized loss position until its anticipated recovery (if any). For the purposes of performing this analysis, we assume the anticipated recovery period is until the respective security’s expected maturity. As of March 31, 2009, we determined that we could not express the intent and ability to hold all of our securities which are in an unrealized loss position until their anticipated recovery. Also, for those securities within the scope of EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” as amended by FSP EITF 99-20-1, whenever there is a probable adverse change in the timing or amounts of estimated cash flows of a security from the cash flows previously projected, an other-than-temporary impairment is considered to have occurred. Securities within the scope of EITF 99-20 are also analyzed for other-than-temporary impairment under the guidelines applicable to all securities as described herein. We note that primarily all of our securities, except our FNMA/FHLMC securities, fall within the scope of EITF 99-20.

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

During the three months ended March, 31, 2009, we had 157, or $414.8 million carrying amount of, securities that were downgraded. All of these securities were determined to be other-than-temporarily impaired during this period. However, we do not depend on credit ratings in underwriting our securities, either at acquisition or on an ongoing basis. As mentioned above, a credit rating downgrade is one factor that we monitor and consider in our analysis regarding other-than-temporary impairment, however it is not determinative. Our securities generally benefit from the support of one or more subordinate classes of securities or equity or other forms of credit support. Therefore, credit rating downgrades, even to the extent they relate to an expectation that a securitization we have invested in, on an overall basis, has credit issues, may not ultimately impact cash flow estimates for the class of securities in which we are invested.

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

Valuation of Derivatives

Similarly, our derivative instruments are carried at fair value pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended. Fair value is based on counterparty quotations. To the extent they qualify as cash flow hedges under SFAS No. 133, net unrealized gains or losses are reported as a component of accumulated other comprehensive income; otherwise, they are reported currently in income. To the extent they qualify as fair value hedges, net unrealized gains or losses on both the derivative and the related portion of the hedged item are reported currently in income. Fair values of such derivatives are subject to significant variability based on many of the same factors as the securities discussed above, including counterparty risk. The results of such variability could be a significant increase or decrease in our book equity and/or earnings.

Impairment of Loans

We purchase, directly and indirectly, real estate related, commercial mortgage and residential mortgage loans, including manufactured housing loans and subprime mortgage loans. We must periodically evaluate each of these loans or loan pools for possible impairment. Impairment is indicated when it is deemed probable that we will be unable to collect all amounts due according to the contractual terms of the loan, or, for loans acquired at a discount for credit losses, when it is deemed probable that we will be unable to collect as anticipated. Upon determination of impairment, we would establish a specific valuation allowance with a corresponding charge to earnings. We continually evaluate our loans receivable for impairment. Our residential mortgage loans, including manufactured housing loans, are aggregated into pools for evaluation based on like characteristics, such as loan type and acquisition date. Individual loans are evaluated based on an analysis of the borrower’s performance, the credit rating of the borrower, debt service coverage and loan to value ratios, the estimated value of the underlying collateral, the key terms of the loan, and the effect of local, industry and broader economic trends and factors. Pools of loans are also evaluated based on similar criteria, including historical and anticipated trends in defaults and loss severities for the type and seasoning of loans being evaluated. This information is used to estimate specific impairment charges on individual loans as well as provisions for estimated unidentified incurred losses on pools of loans. Significant judgment is required both in determining impairment and in estimating the resulting loss allowance. Furthermore, we must assess our intent and ability to hold our loan investments on a periodic basis. If we do not have the intent to hold a loan for the foreseeable future or until its expected payoff, the loan must be classified as “held for sale” and recorded at the lower of cost or estimated fair value. As of March 31, 2009, we determined that we could not express the intent and ability to hold all of our loans which are in an unrealized loss position for the foreseeable future or until their expected pay off.

Revenue Recognition on Loans Held for Investment

Income on these loans is recognized similarly to that on our securities and is subject to similar uncertainties and contingencies, which are also analyzed on at least a quarterly basis. For loan pools acquired at a discount for credit losses, the net income recognized is based on a “loss adjusted yield” whereby a gross interest yield is recorded to Interest Income, offset by a provision for probable, incurred credit losses which is accrued on a periodic basis to Provision for Credit Losses. The provision is determined based on an evaluation of the loans as described under “Impairment of Loans” above. A rollforward of the provision is included in Note 4 to our consolidated financial statements included herein.

Revenue Recognition on Loans Held for Sale

Real estate related, commercial mortgage and residential mortgage loans that are considered held for sale are carried at the lower of amortized cost or market value determined on either an individual method basis, or in the aggregate for pools of similar loans. Interest income is recognized to the extent cash is received whereas valuation allowance is recorded in Loan Impairment.

Recent Accounting Pronouncements

In February 2008, the FASB issued FASB Staff Position No. FAS 140-3 (“FSP FAS 140-3”), “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.” FSP FAS 140-3 provides guidance on accounting for a transfer of a financial asset and a repurchase financing. It presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (a linked transaction) unless certain criteria are met. If the criteria are not met, the linked transaction would be recorded as a net investment, likely as a derivative, instead of recording the purchased financial asset on a gross basis along with a repurchase financing. FSP FAS 140-3 applies to reporting periods beginning after November 15, 2008 and is only applied prospectively to transactions that occur on or after the adoption date. As a result of the prospective nature of the adoption, we do not expect the adoption of FSP FAS 140-3 to have a material impact on our financial condition, liquidity or results of operations, unless we enter into transactions of this type after January 1, 2009. We did not enter into any such transactions during the first quarter of 2009.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS 161 applies to reporting periods beginning after November 15, 2008. SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities. It does not change the accounting for such activities. As a result, while the adoption of SFAS 161 has changed our disclosures, it did not have a material impact on our financial condition, liquidity or results of operations.

In September 2008, the FASB issued exposure drafts of two proposed standards, “Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140,” and “Amendments to FASB Interpretation No. 46(R).” These proposed standards would fundamentally change the requirements to consolidate (or deconsolidate) special purpose and variable interest entities and would be effective for us in 2010. We are currently evaluating the potential impact of these proposed standards on us. If the adoption of these proposal standards caused us to deconsolidate our CDOs, we would record a gain to the extent that we have taken impairment on assets within a given CDO in excess of our investment in such CDO. This gain would likely be very substantial.

In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20.” This FSP amends EITF No. 99-20 to achieve more consistent determination of whether an other-than-temporary impairmenthas occurred, with the same objective as SFAS 115. In particular, it changed a requirement to analyze a security’s estimated cash flows from a market participant’s perspective to an analysis from the perspective of the holder. It is effective for periods ending after December 15, 2008 and is applied prospectively. Due to the prospective nature of its adoption, the adoption of FSP EITF 99-20-1 did not have a material impact on our financial condition, liquidity or results of operations. It did not have a material impact on our impairment analyses subsequent to adoption because we generally analyze cash flows of securities in a manner consistent with market practice.

In April 2009, the FASB issued three FSPs related to fair value and impairment, FSP FAS 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments,” FSP FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments,” and FSP FAS 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” These FSPs (i) require disclosures about the fair value of financial instruments on an interim basis, (ii) change the guidance for determining, recording and disclosing other-than-temporary impairment, and (iii) provide additional guidance for estimating fair value when the volume or level of activity for an asset or liability have significantly decreased. These FSPs will be effective for Newcastle in the second quarter of 2009. We anticipate that they will have a significant impact on our disclosures, but no material impact on our financial condition, liquidity, or results of operations upon adoption. We are still evaluating the potential impact on future impairment determinations.

RESULTS OF OPERATIONS

The following table summarizes the changes in our results of operations from the three months ended March 31, 2008 to the three months ended March 31, 2009 (dollars in thousands):

	Amount Change	Percent Change	Explanations of Material Changes
Interest income	$(8,421)	(6.3)%	(1)
Interest expense	(28,831)	(32.3)%	(1)
Loan and security servicing expense	(328)	(19.0)%	(1)
Provision for credit losses	(598)	(23.9)%	(2)
General and administrative expense	34	2.1%	(3)
Management fee to affiliate	(106)	(2.3)%	(4)
Depreciation and amortization	—	0.0%	N/A
Other-than-temporary impairment	140,210	N.M.	(5)
Loan impairment	100,200	N.M.	(5)
Gain (loss) on sale of investments, net	(13,028)	(199.6)%	(6)
Gain (loss) on extinguishment of debt	18,312	N.M.	(7)
Other income (loss), net	12,814	N.M.	(8)
Equity in earnings of unconsolidated subsidiaries	(695)	(98.2)%	(9)

Income (loss) from continuing operations	$(201,599)	541.7%

N.M.—Not meaningful

(1)	Changes in interest income and expense are primarily related to our acquisition and disposition during these periods of interest bearing assets and related financings, as follows:

	Period to Period Increase (Decrease)
	Interest Income	Interest Expense
Disposition of securities and loans	$(8,052)	$(7,951)
Repayment of debt obligations and related dispositions	(5,003)	(3,152)
Paydowns	(7,178)	(1,513)
Other (see below)	11,812	(16,215)

	$(8,421)	$(28,831)

Changes in Other are primarily due to changes in interest rates and the increased interest income recorded in the first quarter of 2009 as a result of accretion of discounts of the impaired securities.

Change in loan and security servicing expense is primarily due to paydowns.

(2)	This change is primarily the result of the classification of loans as held for sale in the fourth quarter of 2008 as we could no longer express the intent and ability to hold our loan investments through maturity. For the three months ended March 31, 2009, the actual losses incurred in our pools of residential mortgage loans were recorded to Provision for Credit Losses whereas a write down to the lower of cost or fair value was recorded to Loan Impairment.
(3)	This change is primarily to due to an increase in insurance expense, partially offset by a refund of excise tax paid in 2008.
(4)	Management fees have remained relatively stable as we did not raise capital through common or preferred stock offerings during these periods. As a result of impairment charges, we will not incur incentive compensation to our manager for an indefinite period of time.

(5)	The changes are due to the impairment charges recorded as a result of the continued credit market turmoil and us not being able to express the intent and ability to hold our investments through maturity or recovery, which led us to record write downs to primarily all of the securities and loans.
(6)	This change is predominantly the result of the sales of loans and securities in an unrealized loss position in the first quarter of 2009 due to the worsening credit and liquidity crisis.
(7)	This change is primarily due to increased gains on the repurchase of our own debt.
(8)	This change is primarily due to an increase in the fair value of our interest rate swaps not designated as accounting hedges in the first quarter of 2009, which we mark to market through the statement of operations, and the unrealized loss recorded on the total rate of return swaps held in the first quarter of 2008.
(9)	This change is primarily due to the sale of our interests in the operating real estate joint venture in 2008.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments, and other general business needs. Additionally, to maintain our status as a REIT under the Code, we must distribute annually at least 90% of our REIT taxable income. We note that up to 90% of this requirement may be met in future years through stock dividends, rather than cash, subject to limitations based on the value of our stock. Our primary sources of funds for liquidity consist of net cash provided by operating activities, sales or repayments of investments, potential refinancing of existing debt and the issuance of equity securities, when available. Our debt obligations are generally secured directly by our investment assets.

Sources of Liquidity and Uses of Capital

With respect to the next twelve months, we expect that our cash on hand, when combined with our cash flow provided by operations, and proceeds from the potential repayment or sale of investments will be sufficient to satisfy our anticipated liquidity needs with respect to our current investment portfolio, including related financings, hedges and operating expenses. While it is inherently more difficult to forecast beyond the next twelve months, we currently expect to meet our long term liquidity requirements, specifically the repayment of our debt obligations, through additional borrowings, proceeds received from repurchase agreements and similar financings, and the liquidation or refinancing of our assets.

These short-term and long-term expectations are forward-looking and subject to a number of uncertainties and assumptions, which are described below under “– Factors That Could Impact Our Liquidity” as well as Part II, Item 1A, “Risk Factors.” If our assumptions about our liquidity prove to be incorrect, we could be subject to a shortfall in liquidity in the future, and this short-fall may occur rapidly and with little or no notice, which would limit our ability to address the shortfall on a timely basis.

Cash flow provided by operations constitutes a critical component of our liquidity. Essentially, our cash flow provided by operations is equal to (i) the net cash flow from our CDOs that have not failed their over collateralization tests, plus (ii) the net cash flow from our non-CDO investments that are not subject to mandatory debt repayment, including principal and sales proceeds, less (iii) operating expenses (primarily management fees, professional fees and insurance), and less (iv) interest on the junior subordinated notes payable (the trust preferred securities).

Our cash flow provided by operations differs from our net income (loss) due to these primary factors: (i) accretion of discount or premium on our real estate securities and loans (including the accrual of interest and fees payable at maturity), discount on our debt obligations, deferred financing costs and interest rate cap premiums, and deferred hedge gains and losses, (ii) gains and losses from sales of assets financed with CDOs, (iii) the provision for credit losses and impairments recorded in connection with our loan assets, as well as other-than-temporary impairment on our securities, (iv) unrealized gains or losses on our non-hedge derivatives, (v) the non-cash charges associated with our early extinguishment of debt, and (vi) net income (loss) generated within CDOs that have failed triggers and one of the manufactured housing loan portfolios that became callable in January 2009 and therefore do not remit cash to us. Proceeds from the sale of assets which serve as collateral for our CDO financings, including gains thereon, are required to be retained in the CDO structure until the related bonds are retired and are therefore not available to fund current cash needs outside of these structures.

Update on Liquidity, Capital Resources and Capital Obligations

Certain details regarding our liquidity, current financings and capital obligations as of May 6, 2009 are set forth below:

•	Cash – We had unrestricted cash of $53.8 million. In addition, we had $34.3 million of restricted cash for reinvestments in our CDOs;

•

Margin Exposure – We have no financings subject to margin calls, other than one repurchase agreement with a face amount of $46.4 million which finances our FNMA/FHLMC investments and four interest rate swap agreements with an aggregate notional amount of $74.4 million;

•

Construction Loan Funding Commitment – We have outstanding recourse funding commitments with respect to a commercial construction loan of up to an additional $37.9 million (excluding commitments owned by our CDOs), subject to certain conditions to be met by the borrowers. This remaining commitment is expected to be funded over the next 16 months; and

•

Recourse Financings – Substantially all of our assets, other than our FNMA/FHLMC investments, are currently financed with term debt subject to amortization payments, as opposed to short-term debt such as repurchase agreements, which could be subject to margin requirements or termination. The following table compares the face amount of our recourse financings, excluding the trust preferred securities:

	May 6, 2009	March 31, 2009	December 31, 2008
Recourse Financings
Real Estate Securities and Loans	$81,044	$83,096	$102,977
Manufactured Housing Loans	19,012	20,012	51,118
FNMA/FHLMC Securities	46,445	47,802	173,495

Total Recourse Financings	$146,501	$150,910	$327,590

The following table summarizes the scheduled repayments of our recourse financings as of May 6, 2009:

May 7, 2009 to June 30, 2009 (A)	$55,445
3rd Quarter 2009	12,965
4th Quarter 2009	23,750
1st Quarter 2010	26,329
2nd Quarter 2010	23,000
3rd Quarter 2010	3,000
4th Quarter 2010	2,012

Total Recourse Financings	$146,501

(A)	Includes $46.4 million of financing on FNMA/FHLMC securities, which is expected to be “rolled” (refinanced at similar terms) upon maturity.

It is important for readers to understand that our liquidity, available capital resources and capital obligations could change rapidly due to a variety of factors, many of which are beyond our control. Set forth below is a discussion of some of the factors that could impact our liquidity, available capital resources and capital obligations.

Factors That Could Impact Our Liquidity, Capital Resources and Capital Obligations

We refer readers to our discussions in other sections of this report for the following information:

•	For a further discussion of recent trends and events affecting our liquidity, see “– Market Considerations” above;

•	As described below, under “– Interest Rate, Credit and Spread Risk,” we are subject to margin calls in connection with our derivatives related to the non-recourse financing structures;

•

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

•	For a further discussion of a number of risks that could affect our liquidity, access to capital resources and our capital obligations, see Part II, Item 1A, “Risk Factors”.

In addition to the information referenced above, the following factors could also affect our liquidity, access to capital resources and our capital obligations. As such, if their outcomes do not fall within our expectations, changes in these factors could result in a liquidity shortfall.

•

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

•

Impact of Rating Downgrades on CDO Cash Flows – Ratings downgrades of assets in our CDOs can negatively impact compliance with the over collateralization tests. Generally, the over collateralization test measures the principal balance of the specified pool of assets in a CDO against the corresponding liabilities issued by the CDO. However, based on ratings downgrades, the principal balance of an asset or of a specified percentage of assets in a CDO may be deemed to be reduced below their current balance to levels set forth in the related CDO documents for purposes of calculating the over collateralization test. As a result, ratings downgrades can reduce the assumed principal balance of the assets used in the over collateralization test relative to the corresponding liabilities in the test, thereby reducing the over collateralization percentage. In addition, actual defaults of assets would also negatively impact compliance with the over collateralization tests. Failure to satisfy an over collateralization test could result in the redirection of cashflows, or, in certain cases, in the potential removal of Newcastle as collateral manager.

•

Impact of Expected Repayment or Forecasted Sale on Cash Flows – The timing of and proceeds from the repayment or sale of certain investments may be different than expected or may not occur as expected. Proceeds from sales of assets in the current illiquid market environment are unpredictable and may vary materially from their estimated fair value and their carrying value.

Investment Portfolio

The following summarizes our investment portfolio at March 31, 2009 (dollars in millions).

	Outstanding Face Amount	Amortized Cost Basis (1)	Percentage of Amortized Cost Basis	Number of Investments	Credit (2)	Weighted Average Life (years) (3)
Investment (5)
Commercial
CMBS	$2,267	$707	29.3%	262	BB+	4.9
Mezzanine Loans	756	313	13.0%	23	66%	2.8
B-Notes	310	108	4.5%	11	60%	2.2
Whole Loans	100	69	2.9%	4	54%	2.2

Total Commercial Assets	3,433	1,197	49.7%			4.1

Residential
Manufactured Housing and
Residential Mortgage Loans	533	381	15.8%	13,735	694	6.8
Subprime Securities	550	140	5.8%	120	B	4.3
Subprime Retained Securities and Residuals	81	6	0.3%	8	CC/650	2.3
Real Estate ABS	98	47	1.9%	26	BB+	7.6

	1,262	574	23.8%			5.5

FNMA/FHLMC securities	49	49	2.0%	2	AAA	2.7

Total Residential Assets	1,311	623	25.8%			5.4

Corporate
REIT Debt	633	382	15.8%	62	BB	4.6
Corporate Bank Loans	499	209	8.7%	14	CCC+	2.2

Total Corporate Assets	1,132	591	24.5%			3.6

TOTAL / WA	$5,876	$2,411	100.0%			4.3

Reconciliation to GAAP total assets:
Net unrealized gains recorded in accumulated other comprehensive income		120
Other assets
Subprime mortgage loans subject to call option (4)		399
Real estate held for sale		11
Cash and restricted cash		142
Other		51

GAAP total assets		$3,134

WA – Weighted average, in all tables.

(1)	Net of impairments.
(2)	Credit represents weighted average of minimum rating for rated assets, LTV (based on the appraised value at the time of purchase) for non-rated commercial assets, FICO score for non-rated residential assets and an implied AAA rating for FNMA/FHLMC securities. Ratings provided above were determined by third party rating agencies as of a particular date, may not be current and are subject to change (including the assignment of a “negative outlook” or “credit watch”) at any time.
(3)	The weighted average lives of our Mezzanine Loans, B-Notes and Whole Loans are based on the fully extended maturity dates.
(4)

Our subprime mortgage loans subject to call option are excluded from the statistics because they result from an option, not an obligation, to repurchase such loans, are noneconomic until such option is exercised, and are offset by an equal liability on the consolidated balance sheet.

(5)	The following tables summarize certain supplemental data relating to our investments (dollars in thousands):

CMBS

Deal Vintage (A)	Average Minimum Rating (B)	Number	Outstanding Face Amount	Amortized Cost Basis	Percentage of Amortized Cost Basis	Delinquency 60+/FC/REO (C)	Principal Subordination (D)	Weighted Average Life (years)
Pre 2004	BBB+	77	$401,008	$162,989	23.0%	2.2%	11.3%	3.7
2004	BB+	59	435,044	156,058	22.1%	1.3%	5.2%	5.0
2005	BBB-	50	567,890	94,539	13.4%	1.0%	5.5%	6.0
2006	BB	39	453,507	204,920	29.0%	0.5%	5.5%	3.4
2007	BB+	37	409,054	88,628	12.5%	1.4%	9.2%	6.2

Total / WA	BB+	262	$2,266,503	$707,134	100.0%	1.2%	7.1%	4.9

(A)	The year in which the securities were issued.
(B)	Ratings provided above were determined by third party rating agencies as of a particular date, may not be current and are subject to change (including the assignment of a “negative outlook” or “credit watch”) at any time.
(C)	The percentage of underlying loans that are 60+ days delinquent, or in foreclosure or considered real estate owned (REO).
(D)	The percentage of the outstanding face amount of securities that is subordinate to our investments.

Mezzanine Loans, B-Notes and Whole Loans

	Mezzanine	B-Note	Whole Loan	Total / WA
Outstanding Face Amount	$756,427	$309,901	$100,538	$1,166,866
Amortized Cost Basis	$313,364	$108,328	$68,506	$490,198
Number	23	11	4	38
Weighted Average First $ Loan to Value (A)	55.3%	48.1%	0.0%	48.6%
Weighted Average Last $ Loan to Value (A)	66.1%	59.9%	54.4%	63.4%
Delinquency (B)	5.3%	16.1%	0.0%	7.7%

(A)	Loan to value is based on the appraised value at the time of purchase.
(B)	The percentage of underlying loans that are non-performing, in foreclosure, under bankruptcy filing or considered real estate owned.

Manufactured Housing Loans

Deal	Outstanding Face Amount	Amortized Cost Basis	Percentage of Amortized Cost Basis	Weighted Average Loan Age (months)	Original Balance	Delinquency 90+/FC/REO (A)	Actual Cumulative Loss to Date
Portfolio I	$185,895	$122,174	37.3%	91	$327,855	1.3%	4.3%
Portfolio II	271,596	205,783	62.7%	120	434,743	1.0%	2.6%

Total / WA	$457,491	$327,957	100.0%	108	$762,598	1.1%	3.3%

(A)	The percentage of loans that are 90+ days delinquent, or in foreclosure or considered real estate owned (REO).

Subprime Securities (A)

	Security Characteristics
Vintage (B)	Average Minimum Rating (C)	Number of Securities	Outstanding Face Amount	Amortized Cost Basis	Percentage of Amortized Cost Basis	Principal Subordination (D)	Excess Spread (E)
2003	BBB+	15	$26,638	$12,962	9.2%	20.0%	4.0%
2004	BB+	30	108,877	36,928	26.4%	12.8%	4.4%
2005	CCC+	46	205,900	35,851	25.6%	16.4%	5.2%
2006	CCC	19	143,224	28,549	20.4%	15.3%	4.4%
2007	BB-	10	64,882	25,854	18.4%	26.8%	4.5%

Total / WA	B	120	$549,521	$140,144	100.0%	16.8%	4.7%

	Collateral Characteristics
Vintage (B)	Average Loan Age (months)	Collateral Factor (F)	3 month CPR (G)	Delinquency (H)	Cumulative Losses to Date
2003	72	0.12	10.0%	12.6%	2.4%
2004	59	0.15	10.1%	17.1%	2.3%
2005	46	0.30	20.0%	30.3%	6.0%
2006	33	0.60	15.7%	32.8%	5.9%
2007	28	0.76	15.9%	31.6%	4.1%

Total / WA	44	0.39	15.9%	27.7%	4.8%

(A)	Excludes subprime retained securities and residual interests.
(B)	The year in which the securities were issued.
(C)	Ratings provided above were determined by third party rating agencies as of a particular date, may not be current and are subject to change (including the assignment of a “negative outlook” or “credit watch”) at any time.

(D)	The percentage of the outstanding face amount of securities and residual interests that is subordinate to our investments.
(E)	The annualized amount of interest received on the underlying loans in excess of the interest paid on the securities, as a percentage of the outstanding collateral balance.
(F)	The ratio of original unpaid principal balance of loans still outstanding.
(G)	Three month average constant prepayment rate.
(H)	The percentage of underlying loans that are 90+ days delinquent, or in foreclosure or considered real estate owned (REO).

Subprime Retained Securities and Residual Interests

Represents $5.4 million and $0.9 million of amortized cost basis of retained bonds and residual interests, respectively, in the securitizations of Subprime Portfolios I and II. For further information on these securitizations, see Note 4 to our consolidated financial statements included herein.

REIT Debt

Industry	Average Minimum Rating (A)		Number	Outstanding Face Amount	Amortized Cost Basis	Percentage of Amortized Cost Basis
Retail	B+		19	$222,835	$121,632	31.8%
Diversified	BB	–	14	151,463	78,845	20.6%
Office	BBB		12	130,219	92,627	24.2%
Multifamily	BBB		5	28,765	21,642	5.7%
Hotel	BBB	–	4	37,220	23,475	6.1%
Healthcare	BBB	–	4	36,600	25,563	6.7%
Storage	A	–	1	5,000	4,214	1.1%
Industrial	BB		3	20,865	14,353	3.8%

Total / WA	BB		62	$632,967	$382,351	100.0%

Corporate Bank Loans

Industry	Average Minimum Rating (A)		Number	Outstanding Face Amount	Amortized Cost Basis	Percentage of Amortized Cost Basis
Real Estate	CCC+		3	$115,299	$56,406	27.1%
Media	CCC+		2	112,000	22,770	11.0%
Retail	B	–	1	98,688	45,347	21.8%
Resorts	BB	–	1	76,505	43,417	20.9%
Restaurant	CCC		2	38,026	11,445	5.5%
Gaming	CC		3	29,557	5,192	2.5%
Transportation	NR		1	27,000	22,140	10.6%
Theatres	B		1	1,468	1,338	0.6%

Total / WA	CCC+		14	$498,543	$208,055	100.0%

(A)	Ratings provided above were determined by third party rating agencies as of a particular date, may not be current and are subject to change (including the assignment of a “negative outlook” or “credit watch”) at any time.

Debt Obligations

Our debt obligations, as summarized in Note 5 to our consolidated financial statements included herein, existing at March 31, 2009 (gross of $17.8 million of discounts) had contractual maturities as follows (in thousands):

	Nonrecourse	Recourse	Total
Period from April 1, 2009 through December 31, 2009	$124,121	$96,569	$220,690
2010	—	54,341	54,341
2011	198,111	—	198,111
2012	—	—	—
2013	—	—	—
2014	—	—	—
Thereafter	4,744,041	100,100	4,844,141

Total	$5,066,273	$251,010	$5,317,283

Certain of the debt obligations included above are obligations of our consolidated subsidiaries which own the related collateral. In some cases, including the CDO and Other Bonds Payable, such collateral is not available to other creditors of ours.

Our non-CDO debt obligations contain various customary loan covenants. We were in compliance with all the covenants in our non-CDO financings as of March 31, 2009.

Our Other Bonds Payable are collateralized by two portfolios of manufactured housing loans. In January 2009, the $124.1 million (at March 31, 2009) debt for one of the portfolios of manufactured housing loans became callable at the option of the lender, and is reflected as due on April 1 in the table above. The principal and interest payments from the underlying loans, net of expenses and payments related to interest rate swap contracts, are used to repay the outstanding debt on a monthly basis.

In the first quarter of 2009, we repurchased $30.3 million face amount of three classes of CDO bonds for $3.2 million. As a result, we extinguished $30.3 million face amount of CDO debt and recorded a gain on extinguishment of debt of $26.9 million.

In February 2009, we renegotiated the terms of a recourse loan agreement financing one of our manufactured housing loan portfolios. Under the amended terms of the agreement, certain debt covenants relating to equity requirements were removed.

In February 2009, we renegotiated the terms of a repurchase agreement financing our investment in a real estate related loan. Under the amended terms of the repurchase agreement, certain debt covenants relating to a concentration limit and equity requirements, as well as the mark-to-market (margin) requirement were removed.

In March 2009, we renegotiated the terms of a repurchase agreement financing our investment in a real estate related loan. Under the amended terms of the repurchase agreement, the mark-to-market (margin) provisions and certain financial covenants relating to net worth and leverage ratio were removed. Newcastle also agreed not to enter into any new debt financings subject to margin calls other than to finance FNMA/FHLMC securities.

In April 2009, we repurchased $29.5 million face amount of two classes of CDO bonds for $2.4 million. As a result, we extinguished $29.5 million face amount of CDO debt and recorded a gain on extinguishment of debt of $26.9 million in the second quarter of 2009.

On April 30, 2009, we entered into an exchange agreement with several collateralized debt obligations managed by a third party pursuant to which we agreed to exchange newly issued junior subordinated notes due in 2035 with an initial aggregate principal amount of $101.7 million (the “Notes”) for $100 million in aggregate liquidation amount of trust preferred securities that were previously issued by a subsidiary of us (the “TRUPs”) and were owned by the third party. The Notes accrue interest at a rate of 1.0% per year for a maximum of six quarters, beginning on February 1, 2009. Subsequent to that period, the rate reverts to that which we were required to pay on the TRUPs (7.574% through April 2016 and at a floating rate of 3-month LIBOR plus 2.25% thereafter). In conjunction with the exchange, the TRUPs were cancelled and we pledged 100% of our equity interests in NIC TP LLC, a special purpose subsidiary that holds our participation in a loan and related deposit account, which were valued at $3.5 million on March 31, 2009, as collateral. The pledged collateral will be released at the end of the interest rate modification period.

The following table summarizes our CDO financings as of March 31, 2009 (dollars in thousands). The amounts reflect data at the CDO level which is unconsolidated and thus is different from the GAAP balance sheet due to intercompany amounts eliminated in consolidation.

	CDO IV			CDO V			CDO VI			CDO VII			CDO VIII		CDO IX			CDO X			Total / Weighted Average
Balance Sheet:
Asset Face Amount	$453,397			$507,790			$493,154			$514,442			$907,595		$823,767			$1,442,585			$5,142,730
Asset Amortized Cost Basis	$211,775			$205,806			$163,709			$119,326			$409,802		$386,195			$651,860			$2,148,473
Debt Carrying Value	412,144			452,302			442,330			456,958			791,500		636,608			1,287,078			4,478,920

Invested Equity(1)	$—			$—			$—			$—			$—		$—			$—			$— (2)

Quarterly Segment Basis Operating
Income(2)	$9,185			$9,303			$6,197			$4,027			$7,024		$6,730			$19,121			$61,587
Quarterly Net Cash Receipts(3)	$1,601			$1,691			$608			$160			$6,423		$5,541			$4,453			$20,477
Collateral Composition(4):
CMBS	58.4%	BB+		65.4%	BB+		64.5%	BBB	–	64.8%	BBB	–	17.4%	BB	10.7%	BBB	–	51.3%	BBB	–	43.5%
REIT Debt	22.6%	BBB	–	15.3%	BBB	–	10.4%	BBB		13.1%	BBB		3.3%	C	0.0%	—		21.1%	BB	–	12.3%
ABS	14.5%	A		16.5%	BB+		17.1%	B+		19.8%	B+		8.6%	B+	0.0%	—		16.7%	BB		12.7%
Bank Loans	2.1%	B		0.0%	—		7.9%	B		2.1%	B+		17.6%	B—	25.4%	CCC+		4.9%	CCC		9.7%
Mezzanine Loans / B-Notes	2.1%	BB+		0.0%	—		0.0%	—		0.0%	—		42.8%	CCC+	60.5%	B—		0.0%	—		17.5%
CDO	0.0%	—		0.0%	—		0.0%	—		0.0%	—		10.1%	B	1.7%	BB	–	3.1%	CC		2.9%
Restricted Cash	0.3%	—		2.8%	—		0.1%	—		0.2%	—		0.2%	—	1.7%	—		2.9%	—		1.4%

Total	100.0%	BBB	–	100.0%	BB+		100.0%	BB+		100.0%	BBB	–	100.0%	B—	100.0%	B—		100.0%	BB		100.0%

CDO Overview:
Effective Date	Sep-04			Feb-05			Aug-05			Jan-06			Mar-07		Jul-07			Dec-07
Reinvestment Period Ends(5)	Mar-09			Sep-09			Apr-10			Dec-10			Nov-11		May-12			Jul-12
Optional Call Date(6)	Jun-07			Dec-07			May-08			Jan-09			Dec-09		Jun-10			Aug-10
Auction Call Date(7)	Mar-14			Sep-14			Apr-15			Dec-15			Nov-16		May-17			Jul-17
Avg Debt Spread (bps)(8)	53			45			38			46			47		60			36			45
Asset Weighted Average Life	4.0			4.4			5.3			6.3			4.4		2.9			4.5			4.4
Debt Weighted Average Life	3.5			4.0			4.6			6.4			4.7		6.0			6.0			5.2
CDO Cashflow Triggers(9):
Over Collateralization(10)
On the Effective Date	109.4%			110.0%			111.9%			113.4%			113.2%		116.1%			109.8%
Current	106.9%			109.8%			103.9%			101.8%			108.9%		112.8%			104.0%
Trigger	105.9%			107.5%			109.3%			110.9%			108.7%		108.0%			101.5%
Interest Coverage
Current	166.4%			169.6%			362.5%			320.6%			394.2%		326.8%			162.4%
Trigger	106.0%			106.0%			106.0%			106.0%			106.0%		103.0%			107.0%

See notes next page.

(1)	Given the non-recourse nature of our CDO liabilities, invested equity cannot be less than zero. As of period end, our GAAP equity in our CDOs was $2.4 billion in the aggregate lower than our invested equity due to impairment recorded in excess of our maximum possible economic loss.
(2)	Represents operating income before impairment for the three months ended March 31, 2009 based on the methodology used for preparing segment basis financial data as described in Note 2 to our consolidated financial statements included herein.
(3)	Represents net cash received from each CDO based on all of our interests in such CDO (including senior management fees). Cash receipts for the quarter-ended March 31, 2009 may not be indicative of cash receipts for subsequent periods. See Cautionary Note Regarding Forward Looking Statements for risk and uncertainties that could cause our receipts for subsequent periods to differ materially from these amounts.
(4)	Collateral composition is calculated as a percentage of the face amount of collateral and includes CDO bonds of $150.8 million and other bonds of $69.0 million issued by Newcastle, which are eliminated in consolidation. Also reflected are weighted average credit ratings, which were determined by third party rating agencies as of a particular date, may not be current and are subject to change (including the assignment of a “negative outlook” or “credit watch”) at any time.
(5)	Our CDO financings typically have a 5 year reinvestment period. Generally, after such period ends, principal payments on the collateral are used to paydown the most senior debt outstanding. Prior to the end of the reinvestment period, principal payments received on the collateral are reinvested.
(6)	At the option call date, Newcastle, as the equity holder, has the right to payoff the CDO bonds at their related redemption price. The funds needed to pay the debt could be raised either through a sale or refinancing of the collateral.
(7)	At the auction call date, there is a mandatory auction of the assets. If the prices are sufficient to pay off the outstanding CDO bonds, the assets will be sold and the CDO bonds will be redeemed.
(8)	Debt spread represents the spread above the benchmark interest rate (LIBOR or U.S. Treasuries) that Newcastle pays on its debt.
(9)	Each of our CDO financings contains tests that measure the amount of over collateralization and excess interest in the transaction. Failure to satisfy these tests would cause the principal and/or interest cashflow that would otherwise be distributed to more junior classes of securities (including those held by Newcastle) to be redirected to pay down the most senior class of securities outstanding until the tests are satisfied. As a result, our cash flow and liquidity are negatively impacted upon such a failure, and the impact could be material. Each CDO contains tests at various over collateralization and interest coverage percentage levels. The trigger percentages identified above represent the first threshold at which cashflows would be redirected as described in this footnote. The data presented is as of the most recent remittance date on or before March 31, 2009 and may change or have changed subsequent to that date. In addition, our CDOs may also contain specific over collateralization tests that, if failed, can result in the occurrence of an event of default or our being removed as collateral manager of the CDO. Failure of the over collateralization tests can also cause a “phantom income” issue if cash that constitutes income is diverted to pay down debt instead of distributed to us. As of May 6, 2009, two of our CDOs, Portfolios VII and VIII, were not in compliance with their applicable over collateralization tests and, consequently, we are not receiving cash flows from these CDOs (other than senior management fees). Based upon our current calculations, we expect these portfolios to remain out of compliance for the foreseeable future. Moreover, given current market conditions, it is possible that all of our CDOs could be out of compliance with their over collateralization tests as of one or more measurement dates within the next twelve months. Our ability to rebalance will depend upon the availability of suitable securities, market prices, whether the reinvestment period of the applicable CDO has ended, and other factors that are beyond our control, such rebalancing efforts may be extremely difficult given current market conditions and we cannot assure you that we will be successful in our rebalancing efforts. If the liabilities of our CDOs are downgraded by Moody’s to certain predetermined levels, our discretion to rebalance the applicable CDO portfolios may be negatively impacted. Moreover, if we bring these coverage tests into compliance, we cannot assure you that they will not fall out of compliance in the future or that we will be able to correct any noncompliance.
(10)	Ratings downgrades of assets in our CDOs can negatively impact compliance with the over collateralization tests. Generally, the over collateralization test measures the principal balance of the specified pool of assets in a CDO against the corresponding liabilities issued by the CDO. However, based on ratings downgrades, the principal balance of an asset or of a specified percentage of assets in a CDO may be deemed reduced below their current balance to levels set forth in the related CDO documents for purposes of calculating the over collateralization test. As a result, ratings downgrades can reduce the principal balance of the assets used in the over collateralization test relative to the corresponding liabilities in the test, thereby reducing the over collateralization percentage. In addition, actual defaults of an asset would also negatively impact compliance with the over collateralization tests. Failure to satisfy an over collateralization test could result in the redirection of cashflows as described in footnote 9 above or, in certain instances, our removal as manager of the applicable portfolio.

Stockholders’ Equity

Common Stock

The following table presents information on shares of our common stock issued during the three months ended March 31, 2009:

Shares Issued	Range of Issue Prices (1)	Net Proceeds (millions)	Option Granted to Manager
19,481	N/A (2)	$0.0	N/A

(1)	Excludes prices of shares issued pursuant to the exercise of options and of shares issued to our independent directors.
(2)	The only shares issued during this period were to our independent directors.

At March 31, 2009, we had 52,808,531 shares of common stock outstanding.

As of March 31, 2009, our outstanding options had a weighted average strike price of $26.64 and were summarized as follows:

Held by the Manager	1,612,772
Issued to the Manager and subsequently transferred to certain of the Manager’s employees	871,837
Held by the independent directors and former directors	14,000

Total	2,498,609

As of March 31, 2009, approximately 5.0 million shares of our common stock were held by our manager, through affiliates, and its principals.

No dividends were declared with respect to our common stock related to the three months ended March 31, 2009.

Preferred Stock

As of March 31, 2009, $5.6 million of dividends on Newcastle’s cumulative preferred stock were unpaid and in arrears.

Accumulated Other Comprehensive Income (Loss)

During the three months ended March 31, 2009, our accumulated other comprehensive income (loss) changed due to the following factors (in thousands):

	Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Securities	Total Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss), December, 31, 2008	$(314,323)	$6,750	$(307,573)
Net unrealized gain (loss) on securities	—	(81,665)	(81,665)
Reclassification of net realized (gain) loss on securities into earnings	—	194,813	194,813
Net unrealized gain (loss) on derivatives designated as cash flow hedges	21,983	—	21,983
Reclassification of net realized (gain) loss on derivatives designated as cash flow hedges into earnings	11,950	—	11,950

Accumulated other comprehensive (loss), March 31, 2009	$(280,390)	$119,898	$(160,492)

Our book equity changes as our real estate securities portfolio and derivatives are marked to market each quarter, among other factors. The primary causes of mark to market changes are changes in interest rates and credit spreads. During the three months ended March 31, 2009, widening credit spreads have resulted in a net increase in unrealized losses on our real estate securities and derivatives.

See “- Market Considerations” above for a further discussion of recent trends and events affecting our unrealized gains and losses as well as our liquidity.

Cash Flow

Operating Activities

Net cash flow provided by (used in) operating activities decreased to $26.1 million for the three months ended March 31, 2009 from $37.6 million for the three months ended March 31, 2008. This change primarily resulted from the acquisition and settlement of our investments as described above, and the performance thereof.

Operating Activities – Direct Method Comparison

Cash interest received for investments in securities and loans decreased approximately $45.6 million as a result of lower average interest earning securities and loans balance of $5.9 billion in the first quarter of 2009 compared to $7.2 billion in the first quarter of 2008 and a decrease in the weighted average interest rate to 5.15% from 6.56% for the three months ended March 31, 2009 and March 31, 2008, respectively. The lower asset balance is primarily results of the paydowns and higher volume of asset sales in 2008 and 2009.

Cash received from interest earned on cash balances and rental receipts decreased approximately $1.9 million as a result of lower cash balances and sales of real estate properties.

Cash interest paid decreased approximately $38.4 million due to a lower average debt balance of $4.9 billion in the first quarter of 2009 compared to $6.0 billion in the first quarter of 2008 and a decrease in the weighted average funding cost, including the effect of hedges to 3.57% from 4.59% for the three months ended March 31, 2009 and March 31, 2008, respectively.

Investing Activities

Investing activities provided (used) $128.2 million and $1,265.7 million during the three months ended March 31, 2009 and 2008, respectively. Investing activities consisted primarily of investments made in certain real estate securities, loans and other real estate related assets, offset by proceeds from the sale or settlement of investments.

Financing Activities

Financing activities provided (used) ($147.3) million and ($1,241.2) million during the three months ended March 31, 2009 and 2008, respectively. The return of restricted cash from refinancing activities, borrowings under repurchase agreements and return of margin deposits served as the primary sources of cash flow from financing activities. Offsetting uses included the payment of related deferred financing costs, the payment of dividends, and the repayment of debt as described above.

See the consolidated statements of cash flows included in our consolidated financial statements for a reconciliation of our cash position for the periods described.

INTEREST RATE, CREDIT AND SPREAD RISK

We are subject to interest rate, credit and spread risk with respect to our investments. These risks are further described in “Quantitative and Qualitative Disclosures About Market Risk.”

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2009, we had two material off-balance sheet arrangements. We believe that these off-balance sheet structures presented the most efficient and least expensive form of financing for these assets at the time they were entered, and represented the most common market-accepted method for financing such assets.

•	In April 2006, we securitized our Subprime Portfolio I. The loans were sold to a securitization trust, of which 80% were treated as a sale, which is an off-balance sheet financing.

•	In July 2007, we securitized our Subprime Portfolio II. The loans were sold to a securitization trust, of which 90% were treated as a sale, which is an off-balance sheet financing.

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

•	We have made investments in three unconsolidated subsidiaries, one of which is dormant at March 31, 2009.

In each case, our exposure to loss is limited to the carrying (fair) value of our investment.

CONTRACTUAL OBLIGATIONS

During the first three months of 2009, we had all of the material contractual obligations referred to in our annual report on Form 10-K for the year ended December 31, 2008, excluding the debt which was repaid or repurchased and the related hedges which were terminated, as described in “– Liquidity and Capital Resources,” as well as the following:

Contract Category	Change
Repurchase agreements	As described above, we modified the terms of several debt agreements.

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

AFFO is calculated as follows (in thousands):

	For the Three Months Ended March 31,
	2009	2008
Income (loss) applicable to common stockholders	$(242,223)	$(44,279)
Operating real estate depreciation	(124)	—

Adjusted Funds from Operations (AFFO)	$(242,347)	$(44,279)

Adjusted Funds from Operations was derived from our segments as follows (in thousands):

	Book Equity at March 31, 2009	AFFO for the Three Months Ended March 31, 2009
CDOs	$(2,290,241)	$(204,132)
Other nonrecourse	(23,456)	(9,032)
Recourse	20,954	(15,762)
Unlevered	14,675	(2,005)
Unallocated (1)	(198,356)	(11,416)

Total (2)	(2,476,424)	$(242,347)

Preferred stock	152,500
Accumulated depreciation	(868)
Accumulated other comprehensive income (loss)	(160,492)

Net book equity	$(2,485,284)

(1)	Unallocated AFFO represents ($3,375) of preferred dividends, ($1,895) of interest expense on our junior subordinated notes payable, and ($6,146) of corporate general and administrative expenses and management fees for the three months ended March 31, 2009.
(2)	Invested common equity is equal to book equity excluding preferred stock, accumulated depreciation and accumulated other comprehensive income (loss).

As a result of the effect of the other-than-temporary impairment on our AFFO, we expect that there will be no incentive compensation payable to the Manager for an indeterminate amount of time.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the exposure to loss resulting from changes in interest rates, credit spreads, foreign currency exchange rates, commodity prices and equity prices. The primary market risks that we are exposed to are interest rate risk and credit spread risk. These risks are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. All of our market risk sensitive assets, liabilities and related derivative positions are for non-trading purposes only. For a further understanding of how market risk may affect our financial position or results of operations, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Application of Critical Accounting Policies.”

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

As of March 31, 2009, a 100 basis point increase in short term interest rates would increase our earnings by approximately $3.3 million per annum, assuming a static portfolio of current investments and financings.

Second, changes in the level of interest rates also affect the yields required by the marketplace on debt. Increasing interest rates would decrease the value of the fixed rate assets we hold at the time because higher required yields result in lower prices on existing fixed rate assets in order to adjust their yield upward to meet the market.

Changes in unrealized gains or losses resulting from changes in market interest rates do not directly affect our cash flows, or our ability to pay a dividend, to the extent the related assets are expected to be held, as their fair value is not relevant to their underlying cash flows. Our assets are largely financed to maturity through long term CDO financings that are not redeemable as a result of book value changes. As long as these fixed rate assets continue to perform as expected, our cash flows from these assets would not be affected by increasing interest rates. Changes in unrealized gains or losses would impact our ability to realize gains on existing investments if they were sold. Furthermore, with respect to changes in unrealized gains or losses on investments which are carried at fair value, changes in unrealized gains or losses would impact our net book value and, in the cases of impaired assets and non-hedge derivatives, our net income (loss).

Changes in the value of our assets could affect our ability to borrow and access capital. Also, if the value of our assets subject to short term financing were to decline, it could cause us to fund margin and affect our ability to refinance such assets upon the maturity of the related financings, adversely impacting our rate of return on such securities.

As of March 31, 2009, a 100 basis point change in short term interest rates would impact our net book value by approximately $91.0 million, assuming a static portfolio of current investments and financings.

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

As of March 31, 2009, a 25 basis point movement in credit spreads would impact our net book value by approximately $16.8 million, assuming a static portfolio of current investments and financings, but would not directly affect our earnings or cash flow.

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

Credit risk refers to the ability of each individual borrower under our loans and securities to make required interest and principal payments on the scheduled due dates. The commercial mortgage and asset backed securities we invest in are generally junior in right of payment of interest and principal to one or more senior classes, but benefit from the support of one or more subordinate classes of securities or other form of credit support (which absorbs losses before the securities in which we invest) within a securitization transaction. The senior unsecured REIT debt securities we invest in reflect comparable credit risk. As a result of the current economic crisis and illiquidity in the markets, the value of the subordinated securities has generally been reduced or, in some cases, eliminated, which could leave our securities economically in a first loss position, We also invest in loans and securities which represent “first loss” pieces; in other words, they do not benefit from credit support although we believe they predominantly benefit from underlying collateral value in excess of their carrying amounts.

We seek to reduce credit risk by actively monitoring our asset portfolio and the underlying credit quality of our holdings and, where appropriate and acheivable, repositioning our investments to upgrade their credit quality. In the event of a significant rising interest rate environment and/or economic downturn, loan and collateral defaults may increase and result in credit losses that would adversely affect our liquidity and operating results. As described above in “- Market Considerations” and elsewhere in this quarterly report, adverse market and credit conditions have resulted in our recording of other-than-temporary impairment in certain securities and loans.

Margin

Certain of our derivatives are subject to margin calls based on the value of such instruments. We seek to maintain adequate cash reserves and other sources of available liquidity to meet any margin calls resulting from decreases in value related to a reasonably possible (in the opinion of management) change in interest rates.

Interest Rate and Credit Spread Risk Sensitive Instruments and Fair Value

Our holdings of such financial instruments, and their fair values and the estimation methodology thereof, are detailed in Note 6 to our consolidated financial statements included herein. For information regarding the impact of prepayment, reinvestment, and expected loss factors on the timing of realization of our investments, please refer to the consolidated financial statements included herein and in our Annual Report on Form 10-K for the year ended December 31, 2008. For information regarding the impact of changes in these factors on the value of securities valued with internal models, see Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies.”

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

From time to time, we are or may be involved in various disputes and litigation matters that arise in the ordinary course of business. The Company is not party to any material legal proceedings at this time.

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

In addition, with respect to our CDOs, certain of our derivative counterparties are required to maintain certain ratings to avoid having to post collateral or transfer the derivative to another counterparty. If the counterparty was downgraded below these levels they may not be able to satisfy their obligations under the derivative, which could have a material negative effect on the applicable CDO.

The counterparty risks that we face have increased in complexity and magnitude as a result of the continued deterioration of conditions in the financial markets and weakening or insolvency of a number of major financial institutions (such as Bear Stearns, Lehman Brothers, Merrill Lynch, Citigroup and AIG). For example, the consolidation and elimination of counterparties has increased our concentration of counterparty risk and decreased the universe of potential counterparties. We currently finance all of our FNMA/FHLMC securities under a repurchase agreement with one counterparty. If this counterparty elected not to roll this repurchase agreement, it is likely that we would not be able to find a replacement counterparty, which could negatively impact us in a number of ways, including forcing us to sell these securities at distressed prices and use cash on hand to make up for any additional amounts needed to repay the counterparty. Moreover, because we currently hold our FNMA/FHLMC securities mainly to maintain our exemption under the Investment Company Act, the sale of these securities may, if we are unable to return to compliance, require us to register as an investment company or cause us to lose our REIT status, either of which would negatively impact us in a number of ways described below. In addition, counterparties have generally reacted to the ongoing market volatility by tightening their underwriting standards and increasing their margin requirements for all categories of financing, which has negatively impacted us in several ways, including, decreasing the number of counterparties willing to provide financing to us, decreasing the overall amount of leverage available to us, and increasing the costs of borrowing. As a result, we currently finance all of our assets not held in CDOs with a very concentrated number of counterparties. If one or more of these counterparties elected not to continue to provide financing to us, we would likely not be able to find substitute financing in a timely manner or on economical terms, which could, in turn, significantly harm our ability to conduct our business, our financial condition and results of operations.

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

We believe the risks associated with our business are more severe during periods similar to those we are currently experiencing in which an economic slowdown or recession is accompanied by declining real estate values. Declining real estate values generally reduce the level of new mortgage loan originations, since borrowers often use increases in the value of their existing properties to support the purchase of, or investment in, additional properties. Borrowers may also be less able to pay principal and interest on our loans, and the loans underlying our securities, if the real estate economy weakens. Further, declining real estate values significantly increase the likelihood that we will incur losses on our loans and securities in the event of default because the value of our collateral may be insufficient to cover our basis. Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect both our net interest income from loans and securities in our portfolio as well as our ability to originate, sell and securitize loans, which would significantly harm our revenues, results of operations, financial condition, liquidity, business prospects and our ability to make distributions to our shareholders. For more information on the impact of the ongoing global credit and liquidity crisis on our business and results of operations see Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Considerations.”

We have limited liquidity. We are party to agreements that require cash payments at periodic intervals, including during the next twelve months. Failure to make such required payments have a material adverse affect on our business, financial condition and results of operations.

We are currently party to non-FNMA/FHLMC recourse financing agreements that require us to make cash payments at periodic intervals. During the period from May 7, 2009 through March 31, 2010, we are required to make principal payments under these financing agreements of approximately $72.0 million. Events could occur or circumstances could arise, which we may not be able to foresee, that may cause us to be unable to make these cash payments when they become due. Failure to make the payments required under our financing documents would give the lenders the right to require us to repay all amounts owed to them under the applicable financing immediately. If the lender exercises this right, we likely would not have sufficient cash on hand to repay such amounts, which would cause a rapid deterioration in our financial condition and could necessitate a filing for protection under the United States Bankruptcy Code.

In addition, we are currently party to a construction loan that also requires us to provide cash to the borrower periodically. During the period from May 7, 2009 through March 31, 2010, we currently expect to be required to fund approximately $29.3 million of this loan, outside of our CDOs, although the timing and amount of any funding is subject to change. Under certain circumstances, if another lender in the syndicate defaults on its funding obligation under the loan, we are required to fund a portion of the defaulting lender’s commitment (but in no event are we required to fund more than our aggregate funding commitment under the loan agreement). Recently, one lender under the syndicate did default on its funding obligation, which resulted in our having to fund a greater amount than we expected. Additional defaults by lenders in the future would accelerate the amount of cash that we would be required to loan to the borrower, which would negatively impact our liquidity and could result in the failure of the construction project, which would greatly devalue the collateral available to us to reduce our losses. Moreover, we estimate the timing and amount of future funding requirements under the loan based upon estimates provided to us by the borrower, which are subject to change. If the borrower requests more funds – or requires funding earlier – than previously estimated, these changes could negatively impact our ability to satisfy our other near-term cash requirements.

The use of CDO financings with coverage tests may have a negative impact on our operating results and cash flows.

We have retained, and may in the future retain, subordinate classes of bonds issued by certain of our subsidiaries in our CDO financings. Each of our CDO financings contains tests that measure the amount of over collateralization and excess interest in the transaction. Failure to satisfy these tests would result in principal and/or interest cash flow that would otherwise be distributed to more junior classes of securities (including those held by Newcastle) to be redirected to pay down the most senior class of securities outstanding until the tests are satisfied. As a result, failure to satisfy the coverage tests could adversely affect our operating results and cash flows by temporarily or permanently directing funds that would otherwise come to us to holders of the senior classes of bonds. In addition, the redirected funds would be used to pay down financing which currently bears an attractive rate, thereby reducing our future earnings from the affected CDO. As of March 31, 2009, two of our CDOs, Portfolios VII and VIII, were not in compliance with their applicable over collateralization tests and, consequently, we are not receiving cash flows from these CDOs (other than senior management fees). Based upon our current calculations, we expect these portfolios to remain out of compliance for the foreseeable future. Moreover, given current market conditions, it is possible that all of our CDOs could be out of compliance with their over collateralization tests as of one or more measurement dates within the next twelve months. Our ability to rebalance will depend upon the availability of suitable securities, market prices, whether the reinvestment period of the applicable CDO has ended, and other factors that are beyond our control, such rebalancing efforts may be extremely difficult given current market conditions and we cannot assure you that we will be successful in our rebalancing efforts. If the liabilities of our CDOs are downgraded by Moody’s to certain predetermined levels, our discretion to rebalance the applicable CDO portfolios may be negatively impacted. Moreover, if we bring these coverage tests into compliance, we cannot assure you that they will not fall out of compliance in the future or that we will be able to correct any noncompliance. Failure of the over collateralization tests can also cause a “phantom income” issue if cash that constitutes income is diverted to pay down debt instead of distributed to us. For more information regarding noncompliance with the terms of certain of our CDO financings in the near future, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources” and “–Debt Obligations.”

We may experience an event of default or the removal of us as collateral manager under one or more of our CDOs, which would negatively affect us in a number of ways.

The documentation governing our CDOs specify certain events of default, which, if they occur, would negatively affect us. Events of default include, among other things, failure to pay interest on senior classes of securities within the CDO, breaches of covenants, representations or warranties, bankruptcy, and failure to satisfy specific over collateralization tests. If an event of default occurs under any of our CDOs, it would negatively affect our cash flows, business, results of operations and financial condition.

In addition, we can be removed as manager of a CDO if certain events occur, including the failure to satisfy specific over collateralization tests, failure to satisfy certain “key man” requirements or an event of default occurring for the failure to pay interest on the related senior classes of securities of the CDO. If we are removed as collateral manager, we would no longer receive management fees from — and no longer be able to manage the assets of — the applicable CDO, which would negatively affect our cash flows, business, results of operations and financial condition.

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

We have historically financed a meaningful portion of our investments not held in CDOs with repurchase agreements, which are short-term financing arrangements. Under the terms of these agreements, and we may enter into additional repurchase agreements in the future, we sell a security to a counterparty for a specified price and concurrently agree to repurchase the same security from our counterparty at a later date for a higher specified price. During the term of the repurchase agreement – generally 30 days – the counterparty makes funds available to us and holds the security as collateral. Our counterparties can also require us to post additional margin as collateral at any time during the term of the agreement. When the term of a repurchase agreement ends, we are required to repurchase the security for the specified repurchase price, with the difference between the sale and repurchase prices serving as the equivalent of paying interest to the counterparty in return for extending financing to us. If we want to continue to finance the security with a repurchase agreement, we ask the counterparty to extend – or “roll” – the repurchase agreement for another term.

Our counterparties are not required to roll our repurchase agreements upon the expiration of the stated terms, which subjects us to a number of risks. As we have experienced recently and may experience in the future, counterparties electing to roll our repurchase agreements may charge higher spread and impose more onerous terms upon us, including the requirement that we post additional margin as collateral. More significantly, if a repurchase agreement counterparty elects not to extend our financing, we would be required to pay the counterparty the full repurchase price on the maturity date and find an alternate source of financing. Alternate sources of financing may be more expensive, contain more onerous terms or simply may not be available. If we were unable to pay the repurchase price for any security financed with a repurchase agreement, the counterparty has the right to sell the underlying security being held as collateral and require us to compensate them for any shortfall between the value of our obligation to the counterparty and the amount for which the collateral was sold (which may be sold at a significantly discounted price). As of March 31, 2009, we had $47.8 million in repurchase agreement obligations relating to FNMA/FHLMC securities. Moreover, all of our FNMA/FHLMC securities are financed under a repurchase agreement with one counterparty. If this counterparty elected not to roll this repurchase agreement, it is likely that we would not be able to find a replacement counterparty in a timely manner. If one or more of our repurchase agreement counterparties elected not to roll our existing repurchase agreements, such nonrenewal could increase our cost of financing, significantly reduce our liquidity and force us to sell assets at a loss, each of which would cause a rapid deterioration in our financial condition and possibly necessitate a filing for protection under the United States Bankruptcy Code.

Our determination of how much leverage to apply to our investments may adversely affect our return on our investments and may reduce cash available for distribution.

We leverage our portfolio through borrowings, generally through the use of credit facilities, warehouse facilities, repurchase agreements, mortgage loans on real estate, securitizations, including the issuance of CDOs, private or public offerings of debt by subsidiaries, loans to entities in which we hold, directly or indirectly, interests in pools of properties or loans, and other borrowings. Our investment policies do not limit the amount of leverage we may incur with respect to any specific asset or pool of assets, subject to an overall limit on our use of leverage to 90% (as defined in our governing documents) of the value of our assets on an aggregate basis. As a result of the ongoing global credit and liquidity crisis, the return we are able to earn on our investments and cash available for distribution to our stockholders has been significantly reduced due to changes in market conditions causing the cost of our financing to increase relative to the income that can be derived from our assets.

Although we seek to match fund our investments to limit refinance risk and lock in net spreads, we do not currently match fund our investments not held in our CDOs, which increases the risks related to refinancing these investments.

A key to our investment strategy is to finance our investments using match funded financing structures, which match assets and liabilities with respect to maturities and interest rates. This strategy limits our refinance risk, including the risk of being able to refinance an investment on favorable terms or at all. We generally use match funded financing structures, such as CDOs, to finance our investments in real estate securities and loans. However, our manager may elect for us to bear a level of refinancing risk on a short term or longer term basis, such as is the case with investments financed with repurchase agreements, when, based on its analysis, our manager determines that bearing such risk is deemed advisable or unavoidable (this is generally the case with respect to the residential mortgage loans and FNMA/FHLMC in which we invest). In addition, we may be unable, as a result of conditions in the credit markets, to match fund investments. For example, non-recourse term financing not subject to margin requirements has generally not been available or economical for the past year, and may not be available for an indeterminate period of time, which impairs our ability to match fund our investments. The decision not, or the inability, to match fund certain investments exposes us to additional refinancing risks that may not apply to our other investments.

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

We face a heightened risk of delinquency and loss from our investment in subprime mortgage loans. Subprime mortgage loans are generally loans to credit impaired borrowers and borrowers that are ineligible to qualify for loans from conventional mortgage sources due to loan size, lower credit characteristics or documentation standards. As of March 31, 2009, our subprime mortgage holdings totaled $151.2 million, or 4.8% of our assets. Loans to lower credit grade borrowers generally experience higher-than-average default and loss rates than do loans to borrowers with better credit characteristics. Material differences in the defaults, loss severities and/or prepayments on the subprime mortgage loans we acquire (or on the manufactured housing loans we acquire) from what we estimate in connection with our underwriting of the acquisition of such loans would cause reductions in our income and adversely affect our operating results, both with respect to unsecuritized loans and loans that we have securitized or otherwise financed on a long term match funded basis. We cannot assure you that our underwriting criteria will afford adequate protection against the higher risks associated with loans made to lower credit grade borrowers. If we underestimate the extent of losses that our loans will incur, then our business, financial condition, liquidity and results of operations will be adversely impacted. We have recently experienced increased default rates on our subprime mortgage loans.

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

We finance certain of our investments with debt, such as repurchase agreements and derivatives, that is subject to margin calls. Under the terms of these agreements, the value of assets underlying the debt is marked-to-market by the lender at the lender’s discretion, including on a daily basis. If the value of the underlying asset declines, the lender has the ability to require us to post additional margin – cash or other liquid collateral – to compensate for the decline in value of the asset. (Conversely, if the value of the underlying asset increases, a portion of the margin we previously posted may be returned to us.) In addition, if the value of the derivative declines due to interest rate changes, the derivative counterparty has the ability to require us to post additional margin. We are typically required to post additional margin in response to any margin call within 24 hours in order to avoid defaulting under the terms of the financing arrangement.

We are subject to margin calls at any time, and being forced to post additional margin could adversely affect our business in a number of ways. Posting additional margin would decrease our cash available to make other, higher yielding investments (thereby decreasing our return on equity) or to satisfy other obligations, including future margin calls. While we significantly reduced the amount of debt subject to margin calls as of the date of this report, and are currently contractually restricted from entering into new debt financings subject to margin calls other than to finance a limited amount of FNMA/FHLMC securities, we may enter into new debt subject to margin calls in the future. If we do not have the funds available, or otherwise elect not, to satisfy any future margin calls, we could be forced to sell one or more investments at a loss. Moreover, we may be unable, in light of market conditions or other factors, to sell sufficient assets to satisfy the margin requirements within the timeframe required by lenders, which would entitle them to seize the underlying asset and seek payment from us for any shortfall between the value of our obligation to the lender and the value of the asset surrendered. Such a situation would likely result in a rapid deterioration of our financial condition and possibly necessitate a filing for protection under the United States Bankruptcy Code.

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

Both during the ramp up phase of a potential CDO financing and following the closing of a CDO financing when we have locked in the liability costs for a CDO during the reinvestment period, the rate at which we are able to acquire eligible investments and changes in market conditions may adversely affect our anticipated returns.

We seek to acquire real estate securities and loans and finance them on a long term basis, typically through the issuance of collateralized debt obligations. We use short term warehouse lines of credit or other arrangements to finance the acquisition of real estate securities and loans until a sufficient quantity of assets are accumulated, at which time we may refinance these lines through a securitization, such as a CDO financing, or other long term financing. As a result, we are subject to the risk that we will not be able to acquire, during the period that any warehouse facility or short-term financing is available, a sufficient amount of eligible assets to maximize the efficiency of a collateralized debt obligation financing. In addition, conditions in the capital markets may make the issuance of a collateralized debt obligation impossible or economically unattractive to us when we do have a sufficient pool of collateral. If we are unable to issue a collateralized debt obligation to finance these assets, we may be required to seek other forms of less attractive financing or otherwise to liquidate the assets.

In addition, following each CDO financing we must invest both the net cash raised in the financing as well as cash proceeds of any prepayment or assets which we determine to sell. Until we are able to acquire sufficient assets, our returns will reflect income earned on uninvested cash and, having locked in the cost of liabilities for the particular CDO, the particular CDO’s returns will be at risk of declining to the extent that yields on the assets to be acquired decline.

In general, our ability to acquire appropriate investments depends upon the supply in the market of investments we deem suitable, and changes in various economic factors may affect our determination of what constitutes a suitable investment.

Our returns will be adversely affected when investments held in CDOs are prepaid or sold subsequent to the reinvestment period.

Real estate securities and loans are subject to prepayment risk. In addition, we may sell, and realize gains (or losses) on, investments. To the extent such assets were held in CDOs subsequent to the end of the reinvestment period, the proceeds are fully utilized to pay down the related CDOs debt. This causes the leverage on the CDO to decrease, thereby lowering our returns on equity.

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

In addition, when market conditions lead us to increase the portion of our CDO investments that are comprised of floating rate securities, the risk of assets inside our CDOs prepaying increases. Since our CDO financing costs are locked in, reinvestment of such prepayment proceeds at lower yields than the initial investments, as a result of changes in the interest rate or credit spread environment, will result in a decrease of the return on our equity and therefore our net income.

Changes in accounting rules could occur at any time and could impact us in significantly negative ways that we are unable to predict or protect against.

As has been widely publicized, the SEC and other regulatory bodies that establish the accounting rules applicable to us have recently proposed or enacted a wide array of changes to current accounting rules. Moreover, these regulators may propose additional changes in the future of which we are not currently aware. Changes to accounting rules that apply to us could significantly impact our business in negative ways that we cannot predict or prepare against. We cannot predict whether any changes to current account rules will occur or what impact any codified changes will have on our business, results of operation or financial condition.

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

Moreover, we could be required to distribute amounts to our shareholders in order to maintain our REIT status prior to our receiving the related cashflows. Also, we may experience issues regarding the characterization of income we receive. For example, we may recognize significant capital losses which we would not be able to use to reduce ordinary income, which could increase the amount we would be required to distribute to shareholders in order to maintain our REIT status. This could occur in the case of a non-recourse financing structure where we incur capital losses on the related assets, and ordinary income from the cancellation of the related non-recourse financing if the ultimate proceeds from the assets are insufficient to repay such debt. If we experienced any of these disconnects, we may not have sufficient cashflow to make the distributions necessary to satisfy our REIT distribution requirements, which would cause us to lose our REIT status and thereby materially negatively impact our business, financial condition and results of operations.

We may be unable to generate sufficient revenue from operations to pay our operating expenses and to pay distributions to our stockholders.

As a REIT, we are generally required to distribute at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and not including net capital losses) each year to our stockholders. To qualify for the tax benefits accorded to REITs, we intend to make distributions to our stockholders in amounts such that we distribute all or substantially all our net taxable income each year, subject to certain adjustments. However, our ability to make distributions may be adversely affected by the risk factors described in this Quarterly Report on Form 10-Q, particularly in light of current market conditions. In the event of a continued downturn in our operating results and financial performance or continued declines in the value of our asset portfolio, we may be unable to declare or pay quarterly distributions or make distributions to our stockholders, and we may elect to comply with our REIT distribution requirements by, after completing various procedural steps, distributing, under certain circumstances, up to 90% of the required amount in the form of common shares in lieu of cash. The timing and amount of distributions are in the sole discretion of our board of directors, which considers, among other factors, our earnings, financial condition, debt service obligations and applicable debt covenants, REIT qualification requirements and other tax considerations and capital expenditure requirements as our board may deem relevant from time to time.

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

Even if the Company is able to cure the compliance deficiency described above, the Company could fail other tests under the NYSE’s continued listing standards such as the requirement that the Company maintain its status as a REIT or that its global market capitalization be not less than $25 million during any consecutive 30-day trading period (the NYSE and SEC have temporarily reduced this requirement to $15 million through June 30, 2009, after which it will return to $25 million unless the NYSE and SEC extend or otherwise alter the test). As of March 31, 2009, the Company’s average market capitalization over the most-recent consecutive 30-day trading period was approximately $34.6 million. If the Company fails either of these tests, the NYSE will promptly delist the Company’s common stock and preferred stock. Moreover, the NYSE has the right to delist the Company’s common stock and preferred stock with little or no notice if the NYSE deems it appropriate to do so. As a result, the Company cautions readers that its common stock and/or preferred stock could be delisted from the NYSE with little advance warning, and such delisting could occur in the near future.

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

The trading price of our common shares has recently been highly volatile, with daily fluctuations commonly ranging between 10% and 20% and at times varying as much as 80% during one day of trading. Moreover, future share price fluctuations could likely be subject to similarly wide price fluctuations in the future in response to various factors, including:

•	market conditions in the broader stock market in general, or in the REIT or real estate industry in particular;

•	market perception of our current and projected financial condition, potential growth, future earnings and future cash dividends;

•	actual or anticipated fluctuations in our quarterly financial and operating results;

•	market perception or media coverage of our manager or its affiliates;

•	actions by rating agencies;

•	short sales of our common stock;

•	issuance of new or changed securities analysts’ reports or recommendations;

•	media coverage of us, other REITS or the outlook of the real estate industry;

•	major reductions in trading volumes on the exchanges on which we operate;

•	credit deterioration within our portfolio;

•	legislative or regulatory developments, including changes in the status of our regulatory approvals or licenses; and

•	litigation and governmental investigations.

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

We did not pay dividends on our common stock for the fourth fiscal quarter of 2008 or the first fiscal quarter of 2009. While we are required to make distributions in order to maintain our REIT status (as described above under “–We may be unable to generate sufficient revenue from operations to pay our operating expenses and to pay distributions to our stockholders”), we may elect not to maintain our REIT status, in which case we would no longer be required to make such distributions. Moreover, even if we do elect to maintain our REIT status, we may elect to comply with the applicable requirements by, after completing various procedural steps, distributing, under certain circumstances, up to 90% of the required amount in the form of common shares in lieu of cash. If we elect not to maintain our REIT status or to satisfy any required distributions in common shares in lieu of cash, such action could negatively affect our business and financial condition as well as the price of both our common and preferred shares. No assurance can be given that we will pay any dividends on our common shares in the future.

In addition, in the fourth fiscal quarter of 2008 and the first fiscal quarter of 2009, our board of directors elected not to declare any of the specified dividends on our three series of preferred stock. Until we pay all accrued dividends on our preferred shares, we cannot pay any dividends on our common shares, pay any consideration to repurchase or otherwise acquire shares of our common stock or redeem any shares of any series of our preferred stock without redeeming all of our outstanding preferred shares in accordance with the governing documentation. Moreover, if we do not pay dividends on any series of preferred stock for six or more periods, then holders of each affected series obtain the right to call a special meeting and elect two members to our board of directors. Consequently, failure to pay dividends on our preferred shares restricts the actions that we may take with respect to our common and preferred shares and could affect the composition of our board and, thus, the management of our business. No assurance can be given that we will pay any dividends on any series of our preferred shares in the future.

Shares eligible for future sale may adversely affect our common stock price.

Sales of our common stock or other securities in the public or private market, or the perception that these sales may occur, could cause the market price of our common stock to decline. This could also impair our ability to raise additional capital through the sale of our equity securities. Under our certificate of incorporation, we are authorized to issue up to 500,000,000 shares of common stock, of which 52,808,531 shares of common stock were outstanding as of May 6, 2009. We cannot predict the size of future issuances of our common stock or other securities or the effect, if any, that future sales and issuances would have on the market price of our common stock.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Articles of Amendment and Restatement (incorporated by reference to the Registrant’s Registration Statement on Form S-11 (File No. 333-90578), Exhibit 3.1).

3.2	Articles Supplementary Relating to the Series B Preferred Stock (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003, Exhibit 3.3).

3.3	Articles Supplementary Relating to the Series C Preferred Stock (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 3.3, filed on October 25, 2005).

3.4	Articles Supplementary Relating to the Series D Preferred Stock (incorporated by reference to the Registrant’s Report on Form 8-A, Exhibit 3.1, filed on March 14, 2007).

3.5	Amended and Restated By-laws (incorporated by reference to the Registrant’s Registration Statement on Form 8-K, Exhibit 3.1, filed on May 5, 2006).

4.1	Rights Agreement between the Registrant and American Stock Transfer and Trust Company, as Rights Agent, dated October 16, 2002 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2002, Exhibit 4.1).

4.2	Junior Subordinated Indenture between Newcastle Investment Corp. and The Bank of New York Mellon Trust Company, National Association, dated April 30, 2009 (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 4.1, filed on May 4, 2009).

4.3	Pledge and Security Agreement between Newcastle Investment Corp. and The Bank of New York Mellon Trust Company, National Association, as trustee, dated April 30, 2009 (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 4.2, filed on May 4, 2009).

4.4	Pledge, Security Agreement and Account Control Agreement among Newcastle Investment Corp., NIC TP LLC, as pledgor, and The Bank of New York Mellon Trust Company, National Association, as bank and trustee, dated April 30, 2009 (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 4.3, filed on May 4, 2009).

10.1	Amended and Restated Management and Advisory Agreement by and among the Registrant and Fortress Investment Group LLC, dated June 23, 2003 (incorporated by reference to the Registrant’s Registration Statement on Form S-11 (File No. 333-106135), Exhibit 10.1).

10.2	Newcastle Investment Corp. Nonqualified Stock Option and Incentive Award Plan Amended and Restated Effective as of February 11, 2004 (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, Exhibit 10.2).

10.3	Exchange Agreement between Newcastle Investment Corp. and Taberna Preferred Funding IV, Ltd., Taberna Preferred Funding V, Ltd., Taberna Preferred Funding VI, Ltd. and Taberna Preferred Funding VII, Ltd., dated April 30, 2009 (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.1, filed on May 4, 2009).

21.1	Subsidiaries of the Registrant (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, Exhibit 21.1)

31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

NEWCASTLE INVESTMENT CORP.

May 11, 2009

By:	/s/ Kenneth M. Riis
Kenneth M. Riis
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Kenneth M. Riis
Kenneth M. Riis
Chief Executive Officer and President

May 11, 2009

By:	/s/ Brian C. Sigman
Brian C. Sigman
Chief Financial Officer

May 11, 2009