Form 10-Q
period 2009-06-30
NEWCASTLE INVESTMENT CORP
filed 2009-08-10
CIK 1175483

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

Common stock, $0.01 par value per share: 52,905,335 shares outstanding as of August 5, 2009.

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

NEWCASTLE INVESTMENT CORP.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	June 30, 2009 (Unaudited)	December 31, 2008
Assets
Real estate securities, available for sale	$1,568,324	$1,668,748
Real estate related loans, held for sale	717,078	843,212
Residential mortgage loans, held for sale	381,709	409,632
Subprime mortgage loans subject to call option	400,474	398,026
Investments in unconsolidated subsidiaries	221	384
Operating real estate, held for sale	10,266	11,866
Cash and cash equivalents	66,628	49,746
Restricted cash	77,573	44,282
Receivables and other assets	43,024	47,727

	$3,265,297	$3,473,623

Liabilities and Stockholders’ Equity (Deficit)
Liabilities
CDO bonds payable	$4,270,103	$4,359,981
Other bonds payable	329,256	380,620
Repurchase agreements	117,478	276,472
Financing of subprime mortgage loans subject to call option	400,474	398,026
Junior subordinated notes payable	101,700	100,100
Derivative liabilities	222,252	333,977
Due to affiliates	1,497	1,532
Accrued expenses and other liabilities	6,068	16,447

	5,448,828	5,867,155

Stockholders’ Equity (Deficit)
Preferred stock, $0.01 par value, 100,000,000 shares authorized, 2,500,000 shares of 9.75% Series B Cumulative Redeemable Preferred Stock, 1,600,000 shares of 8.05% Series C Cumulative Redeemable Preferred Stock, and 2,000,000 shares of 8.375% Series D Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, issued and outstanding	152,500	152,500
Common stock, $0.01 par value, 500,000,000 shares authorized, 52,905,335 and 52,789,050 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	529	528
Additional paid-in capital	1,033,506	1,033,416
Accumulated deficit	(2,266,325)	(3,272,403)
Accumulated other comprehensive income (loss)	(1,103,741)	(307,573)

	(2,183,531)	(2,393,532)

	$3,265,297	$3,473,623

See notes to consolidated financial statements

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(dollars in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Interest income	$87,338	$115,018	$211,811	$247,912
Interest expense	54,172	73,713	114,716	163,088

Net interest income	33,166	41,305	97,095	84,824

Impairment
Provision for credit losses on loan pools	3,557	1,868	5,464	4,373
Valuation allowance (reversal) on loans (held for sale in 2009)	(34,426)	16,759	86,100	37,085
Other-than-temporary impairment on securities	209,554	101,797	396,136	148,169
Portion of other-than-temporary impairment on securities recognized in other comprehensive income	(55,278)	—	(55,278)	—

	123,407	120,424	432,422	189,627

Net interest income (loss) after impairment	(90,241)	(79,119)	(335,327)	(104,803)
Other Income (Loss)
Gain (loss) on settlement of investments, net	17,544	(37)	11,042	6,489
Gain on extinguishment of debt	26,830	—	53,675	8,533
Other income (loss), net	10,939	1,427	4,445	(17,881)
Equity in earnings (losses) of unconsolidated subsidiaries	(28)	7,062	(15)	7,770

	55,285	8,452	69,147	4,911

Expenses
Loan and security servicing expense	1,370	1,788	2,772	3,518
General and administrative expense	2,965	1,892	4,591	3,484
Management fee to affiliate	4,492	4,597	8,983	9,194
Depreciation and amortization	73	73	145	145

	8,900	8,350	16,491	16,341

Income (loss) from continuing operations	(43,856)	(79,017)	(282,671)	(116,233)
Income (loss) from discontinued operations	(142)	(5,263)	(175)	(8,951)

Net Income (Loss)	(43,998)	(84,280)	(282,846)	(125,184)
Preferred dividends	(3,376)	(3,376)	(6,751)	(6,751)

Income (Loss) Applicable to Common Stockholders	$(47,374)	$(87,656)	$(289,597)	$(131,935)

Income (Loss) Per Share of Common Stock
Basic	$(0.90)	$(1.66)	$(5.48)	$(2.50)

Diluted	$(0.90)	$(1.66)	$(5.48)	$(2.50)

Income (loss) from continuing operations per share of common stock, after preferred dividends
Basic	$(0.90)	$(1.56)	$(5.48)	$(2.33)

Diluted	$(0.90)	$(1.56)	$(5.48)	$(2.33)

Income (loss) from discontinued operations per share of common stock
Basic	$—	$(0.10)	$—	$(0.17)

Diluted	$—	$(0.10)	$—	$(0.17)

Weighted Average Number of Shares of Common Stock Outstanding
Basic	52,836,208	52,783,006	52,821,800	52,781,662

Diluted	52,836,208	52,783,006	52,821,800	52,781,662

Dividends Declared per Share of Common Stock	$—	$0.25	$—	$0.50

See notes to consolidated financial statements

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (Unaudited)

FOR THE SIX MONTHS ENDED JUNE 30, 2009

(dollars in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accum. Other Comp. Income (Loss)	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Stockholders’ equity (deficit) - December 31, 2008	6,100,000	$152,500	52,789,050	$528	$1,033,416	$(3,272,403)	$(307,573)	$(2,393,532)
Issuance of common stock to directors	—	—	116,285	1	90	—	—	91
Reclassification adjustment upon adoption of FSP 115-2 and 124-2	—	—	—	—	—	1,288,924	(1,288,924)	—
Comprehensive income:
Net (loss)	—	—	—	—	—	(282,846)	—	(282,846)
Net unrealized gain on securities	—	—	—	—	—	—	49,531	49,531
Reclassification of net realized loss on securities into earnings	—	—	—	—	—	—	331,891	331,891
Net unrealized gain on derivatives designated as cash flow hedges	—	—	—	—	—	—	108,817	108,817
Reclassification of net realized loss on derivatives designated as cash flow hedges into earnings	—	—	—	—	—	—	2,517	2,517

Total comprehensive income (loss)								209,910

Stockholders’ equity (deficit) - June 30, 2009	6,100,000	$152,500	52,905,335	$529	$1,033,506	$(2,266,325)	$(1,103,741)	$(2,183,531)

See notes to consolidated financial statements

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(dollars in thousands)

	Six Months Ended June 30,
	2009	2008
Cash Flows From Operating Activities
Net income (loss)	$(282,846)	$(125,184)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities (inclusive of amounts related to discontinued operations):
Depreciation and amortization	150	493
Accretion of discount and other amortization	(33,612)	(20,739)
Deferred rent	—	174
Provision for credit losses on loan pools	5,464	4,373
Valuation allowance on loans held for sale	86,100	37,085
Non-cash directors' compensation	91	75
(Gain) on sale of investments	(11,042)	(6,913)
Unrealized (gain) loss on non-hedge derivatives and hedge ineffectiveness	(4,197)	20,376
Other-than-temporary impairment on securities	340,858	157,219
Impairment on real estate held for sale	250	—
(Gain) loss on extinguishment of debt	(53,675)	(8,533)
Equity in (earnings) losses of unconsolidated subsidiaries	15	(7,770)
Distributions of earnings from unconsolidated subsidiaries	—	7,770
Change in:
Restricted cash	1,459	3,196
Receivables and other assets	2,328	16,034
Due to affiliates	(35)	—
Accrued expenses and other liabilities	(1,674)	(1,874)

Net cash provided by (used in) operating activities	49,634	75,782

Cash Flows From Investing Activities
Purchase of real estate securities	(1,800)	—
Proceeds from sale of real estate securities	135,999	1,151,012
Proceeds from settlement of loans	—	12,636
Purchase of and advances on loans	(14,723)	—
Repayments of loan and security principal	51,635	219,447
Margin received on derivative instruments	3,550	60,471
Return of margin on derivative instruments	—	(52,022)
Margin deposits on total rate of return swaps (treated as derivative instruments)	—	(22,200)
Return of margin deposits on total rate of return swaps (treated as derivative instruments)	37	29,891
Net proceeds from termination of derivative instruments	(11,610)	(37,591)
Purchase and improvement of operating real estate	—	(604)
Proceeds from sale of real estate held for sale	1,350	—
Distributions of capital from unconsolidated subsidiaries	48	22,595

Net cash provided by (used in) in investing activities	164,486	1,383,635

Continued on Page 5

See notes to consolidated financial statements

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(dollars in thousands)

	Six Months Ended June 30,
	2009	2008
Cash Flows From Financing Activities
Repayments of CDO bonds payable	(26,744)	(332,643)
Repayments of other bonds payable	(51,472)	(100,443)
Borrowings under repurchase agreements	—	20,819
Repayments of repurchase agreements	(159,048)	(997,991)
Return of margin deposits under repurchase agreements	7,586	78,963
Margin deposits under repurchase agreement	(7,303)	(72,656)
Dividends paid	—	(57,944)
Payment of deferred financing costs	(1,900)	(337)
Restricted cash returned from refinancing activities	41,643	128,866

Net cash provided by (used in) financing activities	(197,238)	(1,333,366)

Net Increase (Decrease) in Cash and Cash Equivalents	16,882	126,051
Cash and Cash Equivalents, Beginning of Period	49,746	55,916

Cash and Cash Equivalents, End of Period	$66,628	$181,967

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest expense	$87,067	$146,339
Cash paid during the year for federal excise tax	$—	$316
Supplemental Schedule of Non-Cash Investing and Financing Activities
Common stock dividends declared but not paid	$—	$13,197
Preferred stock dividends declared but not paid	$—	$2,250

See notes to consolidated financial statements

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2009

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

Approximately 5.0 million shares of Newcastle’s common stock were held by the Manager, through its affiliates, and the principals of an affiliate of the Manager at June 30, 2009. In addition, the Manager, through its affiliates, held options to purchase approximately 1.6 million shares of Newcastle’s common stock at June 30, 2009.

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

Change in Presentation

Newcastle has changed the format of its consolidated statements of operations for all periods presented to be more consistent with the provisions of Article 9 of Regulation S-X. Article 9 of Regulation S-X is applicable to bank holding companies and Newcastle believes that, as a finance company, Article 9’s provisions are more closely aligned with its operations than those in Article 5, which applies to commercial and industrial companies. This change in format did not have any effect on any of the reported line items within the statements of operations, or on net income (loss) or net income (loss) per share.

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

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2009

(dollars in tables in thousands, except share data)

Summary financial data on Newcastle’s segments is given below, together with a reconciliation to the same data for Newcastle as a whole:

	CDOs (A)	Other Non-Recourse (A) (B)	Recourse	Unlevered	Unallocated	Total
Six Months Ended June 30, 2009
Interest income	$166,939	$38,859	$4,802	$1,168	$43	$211,811
Interest expense	73,567	34,917	2,188	—	4,044	114,716

Net interest income (expense)	93,372	3,942	2,614	1,168	(4,001)	97,095
Impairment	400,721	(6,557)	32,471	5,787	—	432,422
Other income (loss)	60,418	4,515	4,311	(98)	1	69,147
Depreciation and amortization	—	—	—	—	145	145
Other operating expenses	882	1,870	25	1	13,568	16,346

Income (loss) from continuing operations	(247,813)	13,144	(25,571)	(4,718)	(17,713)	(282,671)
Income (loss) from discontinued operations	—	—	—	(175)	—	(175)

Net income (loss)	(247,813)	13,144	(25,571)	(4,893)	(17,713)	(282,846)
Preferred dividends	—	—	—	—	(6,751)	(6,751)

Income (loss) applicable to common stockholders	$(247,813)	$13,144	$(25,571)	$(4,893)	$(24,464)	$(289,597)

Three Months Ended June 30, 2009
Interest income	$66,176	$18,517	$2,284	$339	$22	$87,338
Interest expense	35,253	15,761	991	—	2,167	54,172

Net interest income (expense)	30,923	2,756	1,293	339	(2,145)	33,166
Impairment	119,235	(10,153)	11,177	3,148	—	123,407
Other income (loss)	45,073	10,196	78	(61)	(1)	55,285
Depreciation and amortization	—	—	—	—	73	73
Other operating expenses	442	929	3	—	7,453	8,827

Income (loss) from continuing operations	(43,681)	22,176	(9,809)	(2,870)	(9,672)	(43,856)
Income (loss) from discontinued operations	—	—	—	(142)	—	(142)

Net income (loss)	(43,681)	22,176	(9,809)	(3,012)	(9,672)	(43,998)
Preferred dividends	—	—	—	—	(3,376)	(3,376)

Income (loss) applicable to common stockholders	$(43,681)	$22,176	$(9,809)	$(3,012)	$(13,048)	$(47,374)

June 30, 2009
Investments (C)	$2,195,235	$735,766	$135,040	$12,031	$—	$3,078,072
Cash and restricted cash	74,644	—	3,200	413	65,944	144,201
Other assets	39,382	—	838	82	2,722	43,024
Debt	(4,270,103)	(729,730)	(117,478)	—	(101,700)	(5,219,011)
Derivative liabilities	(194,392)	(24,850)	(3,010)	—	—	(222,252)
Other liabilities	(1,131)	(980)	(627)	(133)	(4,694)	(7,565)
Preferred stock	—	—	—	—	(152,500)	(152,500)

GAAP book value (D)	$(2,156,365)	$(19,794)	$17,963	$12,393	$(190,228)	$(2,336,031)

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2009

(dollars in tables in thousands, except share data)

	CDOs (A)	Other Non-Recourse (A) (B)	Recourse	Unlevered	Unallocated	Total
Six Months Ended June 30, 2008
Interest income	$157,600	$46,257	$27,957	$14,966	$1,132	$247,912
Interest expense	104,585	34,436	20,006	302	3,759	163,088

Net interest income (expense)	53,015	11,821	7,951	14,664	(2,627)	84,824
Impairment	145,422	5,660	2,432	36,113	—	189,627
Other income (loss)	3,037	(548)	(5,434)	8,443	(587)	4,911
Depreciation and amortization	—	—	—	—	145	145
Other operating expenses	820	2,603	25	104	12,644	16,196

Income (loss) from continuing operations	(90,190)	3,010	60	(13,110)	(16,003)	(116,233)
Income (loss) from discontinued operations	—	—	—	(8,951)	—	(8,951)

Net income (loss)	(90,190)	3,010	60	(22,061)	(16,003)	(125,184)
Preferred dividends	—	—	—	—	(6,751)	(6,751)

Income (loss) applicable to common stockholders	$(90,190)	$3,010	$60	$(22,061)	$(22,754)	$(131,935)

Three Months Ended June 30, 2008
Interest income	$73,401	$22,002	$11,547	$7,472	$596	$115,018
Interest expense	47,492	16,540	7,614	187	1,880	73,713

Net interest income (expense)	25,909	5,462	3,933	7,285	(1,284)	41,305
Impairment	84,545	1,933	—	33,946	—	120,424
Other income (loss)	821	(548)	440	7,736	3	8,452
Depreciation and amortization	—	—	—	—	73	73
Other operating expenses	408	1,302	6	104	6,457	8,277

Income (loss) from continuing operations	(58,223)	1,679	4,367	(19,029)	(7,811)	(79,017)
Income (loss) from discontinued operations	—	—	—	(5,263)	—	(5,263)

Net income (loss)	(58,223)	1,679	4,367	(24,292)	(7,811)	(84,280)
Preferred dividends	—	—	—	—	(3,376)	(3,376)

Income (loss) applicable to common stockholders	$(58,223)	$1,679	$4,367	$(24,292)	$(11,187)	$(87,656)

(A)	Assets held within CDOs and other non-recourse structures are not available to satisfy obligations outside of such financings, except to the extent Newcastle receives net cash flow distributions from such structures. Furthermore, economic losses from such structures cannot exceed Newcastle’s invested equity in them. Therefore, economically their book value cannot be less than zero, except for the amounts described in note (B) below.
(B)	Includes all of the manufactured housing loan financing, of which $16.7 million (carrying value) was recourse as of June 30, 2009.
(C)	Investments in the unlevered segment include $8.3 million of real estate securities, $3.6 million of a real estate related loan and $0.2 million of interests in a joint venture at June 30, 2009. The real estate related loan was pledged as collateral for the junior subordinated notes and will be released at the end of the interest rate modification period.
(D)	Newcastle cannot economically lose more than its investment amount in any given non-recourse financing structure. Therefore, impairment recorded in excess of such investment, which results in negative GAAP book value for a given non-recourse financing structure, cannot economically be incurred and will eventually be reversed through amortization, sales at gains, or as gains at the deconsolidation or termination of such non-recourse financing structure. For non-recourse financing structures with negative GAAP book value, except as noted in (B) above, the aggregate negative GAAP book value which will eventually be recorded as income is $1.1 billion.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2009

(dollars in tables in thousands, except share data)

Unconsolidated Subsidiaries

The following table summarizes the activity for significant subsidiaries affecting the equity held by Newcastle in unconsolidated subsidiaries:

Real Estate Loan
Balance at December 31, 2008	$283
Distributions from unconsolidated subsidiaries	(47)
Equity in earnings of unconsolidated subsidiaries	(15)

Balance at June 30, 2009	$221

Gain (Loss) on Settlement of Investments, Net and Other Income (Loss), Net

These items are comprised of the following:

	Six Months Ended June 30,
	2009	2008
Gain (loss) on settlement of investments, net
Gain on settlement of real estate securities	$25,470	$6,459
Loss on settlement of real estate securities	(16,503)	(979)
Gain on disposition of loans held for sale	2,071	1,434
Realized gain (loss) on termination of derivative instruments	4	(425)

	$11,042	$6,489

Other income (loss), net
Realized (loss) on total rate of return swaps	$—	$(7,145)
Unrealized (loss) on total rate of return swaps	—	(3,624)
Gain (loss) on non-hedge derivative instruments	13,312	(8,405)
Unrealized (loss) recognized at de-designation of hedges	(8,797)	(990)
Hedge ineffectiveness	(318)	213
Other income (loss)	248	2,070

	$4,445	$(17,881)

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2009

(dollars in tables in thousands, except share data)

3. REAL ESTATE SECURITIES

The following is a summary of Newcastle’s real estate securities at June 30, 2009, all of which are classified as available for sale and are therefore reported at fair value with changes in fair value recorded in other comprehensive income, except for securities that are other-than-temporarily impaired.

Asset Type	Amortized Cost Basis						Carrying Value (B)	Number of Securities	Weighted Average
	Outstanding Face Amount	Before Impairment	Other-Than- Temporary Impairment (A)	After Impairment	Gross Unrealized				Rating (C)	Coupon	Yield	Maturity (Years)
					Gains	Losses
CMBS-Conduit	$1,637,779	$1,462,986	$(565,829)	$897,157	$10,208	$(441,168)	$466,197	200	BBB	5.70%	7.47%	4.0
CMBS- Single Borrower	622,971	611,790	(14,853)	596,937	276	(254,096)	343,117	69	BB	4.43%	4.98%	2.7
CMBS-Large Loan	89,225	89,219	(2,086)	87,133	—	(57,222)	29,911	12	BB	1.98%	2.08%	2.5
CMBS- CDO	16,000	14,731	(14,731)	—	—	—	—	1	CC	10.13%	0.00%	—
REIT Debt	564,067	563,748	(8,285)	555,463	5,586	(93,381)	467,668	59	BB+	6.13%	5.91%	4.5
ABS-Subprime	502,336	468,222	(263,724)	204,498	103	(54,301)	150,300	111	B	1.50%	9.24%	4.2
ABS-Manufactured Housing	52,172	50,605	—	50,605	26	(13,410)	37,221	9	BBB	6.69%	7.23%	5.8
ABS-Franchise	36,721	37,237	(18,408)	18,829	—	(5,816)	13,013	17	BBB-	3.97%	3.83%	3.1
FNMA/FHLMC (D)	51,476	52,855	—	52,855	2,024	—	54,879	3	AAA	5.84%	5.56%	4.0

Subtotal/Average (E)	3,572,747	3,351,393	(887,916)	2,463,477	18,223	(919,394)	1,562,306	481	BB+	4.88%	6.40%	3.9

Retained Securities (F)	76,059	73,081	(68,958)	4,123	—	(1,059)	3,064	7	CC	2.39%	7.97%	1.9
Residual Interests (F)	365	29,527	(29,162)	365	—	—	365	1	NR	0.00%	30.00%	0.3

Debt Security Total/Average	$3,649,171	3,454,001	(986,036)	2,467,965	18,223	(920,453)	1,565,735	489	BB+	4.83%	6.40%	3.8

Equity Security		1,111	—	1,111	1,478	—	2,589	1

Total		$3,455,112	$(986,036)	$2,469,076	$19,701	$(920,453)	$1,568,324	490

(A)	Represents the cumulative impairment against amortized cost basis recorded through earnings, net of the effect of the cumulative adjustment as a result of the adoption of FSP 115-2 and 124-2 (see below).
(B)	See Note 6 regarding the estimation of fair value, which is equal to carrying value for all securities.
(C)	Represents the weighted average of the ratings of all securities in each asset type, expressed as an S&P equivalent rating. For each security rated by multiple rating agencies, the lowest rating is used. FNMA/FHLMC securities have an implied AAA rating. Ratings provided were determined by third party rating agencies as of a particular date, may not be current and are subject to change (including the assignment of a “negative outlook” or “credit watch”) at any time.
(D)	Amortized cost basis and carrying value include principal receivable of $0.8 million.
(E)	The total outstanding face amount of fixed rate securities was $2.6 billion, and of floating rate securities was $1.0 billion.
(F)	Represents the retained bonds and equity from Securitization Trust 2006 and Securitization Trust 2007. The residuals do not have stated coupons and therefore their coupons have been treated as zero for purposes of the table.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2009

(dollars in tables in thousands, except share data)

Unrealized losses that are considered other-than-temporary are recognized currently in income. During the six months ended June 30, 2009, Newcastle recorded other-than-temporary impairment charges of $396.1 million (gross of $55.3 million of the portion of other-than-temporary impairment recognized in other comprehensive income) with respect to real estate securities. Based on management’s analysis of these securities, the performance of the underlying loans and changes in market factors, Newcastle noted adverse changes in the expected cash flows on certain of these securities and concluded that they were other-than-temporarily impaired in accordance with FSP FAS 115-2 and 124-2 (see below). The remaining unrealized losses on Newcastle’s securities are primarily the result of market factors. Pursuant to the FSP, these noncredit unrealized losses are recognized in accumulated other comprehensive income.

		Amortized Cost Basis			Gross Unrealized				Weighted Average
Securities in an Unrealized Loss Position	Outstanding Face Amount	Before Impairment	Other-than- Temporary Impairment	After Impairment	Gains	Losses	Carrying Value	Number of Securities	Rating (E)	Coupon	Yield	Maturity (Years)
Less Than Twelve Months	$741,146	$687,688	$(424,248)	$263,440	$—	$(47,616)	215,824	129	B	3.28%	9.79%	3.1
Twelve or More Months	2,517,417	2,460,984	(440,656)	2,020,328	—	(872,837)	1,147,491	313	BB+	5.19%	5.39%	3.7

Total	$3,258,563	$3,148,672	$(864,904)	$2,283,768	$—	$(920,453)	$1,363,315	442	BB	4.75%	5.90%	3.6

In April 2009, the FASB issued FSP FAS 115-2 and 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments.” The FSP changes the guidance for determining, recording and disclosing other-than-temporary impairment (“OTTI”). This guidance applies to debt securities in an unrealized loss position (i.e. their fair value is less than their amortized cost basis) as follows:

Old Guidance	Current Guidance
Must express an intent and ability to hold securities until an expected recovery in value to amortized cost basis, or else record OTTI for the difference between fair value and amortized cost.	Must not have the intent to sell a security nor be in a position where a required sale is more likely than not, or else record OTTI for the difference between fair value and amortized cost.

If no recovery to amortized cost basis is expected, must record OTTI in the same amount.	Otherwise, must record OTTI relating to the portion of the unrealized loss which represents a credit loss, if any.

Newcastle performed an assessment of all of its debt securities that are in an unrealized loss position (unrealized loss position exists when a security’s amortized cost basis, excluding the effect of other than temporary impartment, exceeds its fair value) in accordance with the guidance of FSP FAS 115-2 and 124-2 and determined the following:

	June 30, 2009
			Unrealized Losses
	Fair Value	Amortized Cost Basis (A)	Credit (B)	Non-Credit (C)
Securities Newcastle intends to sell	$—	$—	$—	N/A
Securities Newcastle is more likely than not to be required to sell (A)	—	—	—	N/A
Securities Newcastle has no intent to sell and is not more likely than not to be required to sell:
Credit impaired securities	165,571	234,094	(864,904)	(68,523)
Non credit impaired securities	1,197,744	2,049,674	—	(851,930)

Total	1,363,315	2,283,768	(864,904)	(920,453)

(A)	Newcastle may, at times, be more likely than not to be required to sell certain securities for liquidity purposes. While the amount of the securities to be sold may be an estimate, and the securities to be sold have not yet been identified, this FSP requires Newcastle to make its best estimate, which is subject to significant judgment regarding future events, and may differ materially from actual future sales.
(B)	Excluding the effect of previously recorded other-than-temporary impairment, which must be reconsidered as a result of this FSP. These amounts, which aggregate $864.9 million, are required to be recorded as other-than-temporary impairment through the income statement. Of this amount, $710.6 million relates to prior periods (and will be recorded as part of the reclassification adjustment upon adoption, as described below) and $154.3 million relates to the three months ended June 30, 2009. In measuring the portion of credit losses, Newcastle’s management estimates the expected cash flow for each of the securities. This evaluation includes a review of the credit status and the performance of the collateral supporting those securities, including the credit of the issuer, key terms of the securities and the effect of local, industry and broader economic trends. Significant inputs in estimating the cash flows include management’s expectations of prepayment speeds, default rates and loss severities. Credit losses are measured as the decline in the present value of the expected future cash flows discounted at the investment’s effective interest rate.
(C)	This amount represents unrealized losses on securities that are due to non-credit factors and is required to be recorded through other comprehensive income.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2009

(dollars in tables in thousands, except share data)

As a result of this reassessment, Newcastle is recording a reclassification adjustment upon adoption of FSP 115-2 and 124-2 of $1.3 billion of loss from Accumulated Deficit to Accumulated Other Comprehensive Income (Loss) and is recording $154.3 million of net other-than-temporary impairment on its securities for the three months ended June 30, 2009. The reclassification adjustment had no impact on total consolidated assets, liabilities or equity and did not impact Newcastle’s liquidity. This represents a substantive reversal of a large portion of the impairment charge recorded in the fourth quarter of 2008, which was originally recorded as a result of Newcastle’s inability to express the intent and ability to hold its securities until an expected recovery in value (if any).

The following table summarizes the activity related to credit losses on debt securities for the quarter ended June 30, 2009:

Three months ended June 30, 2009
Beginning balance of credit losses on debt securities for which a portion of an other-than-temporary impairment was recognized in other comprehensive income	$(363,125)

Additions for credit losses on securities for which an OTTI was not previously recognized	(69,962)

Increases to credit losses on securities for which an OTTI was previously recognized and a portion of an other-than-temporary impairment was recognized in other comprehensive income	(74,560)

Additions for credit losses on securities for which an OTTI was previously recognized without any portion of other-than-temporary impairment recognized in other comprehensive income	(370,166)

Reduction for credit losses on securities for which an OTTI was previously recognized and a portion of an other-than-temporary impairment was recognized in other comprehensive income at the beginning but not at the end of the quarter	12,909

Reduction for increases in cash flows expected to be collected that are recognized over the remaining life of the security	532

Ending balance of credit losses on debt securities for which a portion of an other-than-temporary impairment was recognized in other comprehensive income	$(864,372)

In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20.” This FSP amends EITF No. 99-20 to achieve more consistent determination of whether an other-than-temporary impairment has occurred, with the same objective as SFAS 115. In particular, it changed a requirement to analyze a security’s estimated cash flows from a market participant’s perspective to an analysis from the perspective of the holder. The adoption of EITF 99-20-1 did not have a material impact on Newcastle’s impairment analysis for the six months ended June 30, 2009 because Newcastle generally analyzes cash flows of securities in a manner consistent with market practice.

The table below summarizes the geographic distribution of the collateral securing our CMBS at June 30, 2009 (in thousands):

Geographic Location	Outstanding Face Amount	Percentage
Northeastern U.S.	$562,885	23.8%
Western U.S.	565,161	23.9%
Southeastern U.S.	471,758	19.9%
Midwestern U.S.	305,683	12.9%
Southwestern U.S.	253,058	10.7%
Other	181,440	7.7%
Foreign	25,990	1.1%

	$2,365,975	100.0%

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

JUNE 30, 2009

(dollars in tables in thousands, except share data)

4. REAL ESTATE RELATED LOANS HELD FOR SALE, RESIDENTIAL MORTGAGE LOANS HELD FOR SALE AND SUBPRIME MORTGAGE LOANS

The following is a summary of real estate related loans held for sale, residential mortgage loans held for sale and subprime mortgage loans at June 30, 2009. The loans contain various terms, including fixed and floating rates, self-amortizing and interest only. They are generally subject to prepayment.

Loan Type	Outstanding Face Amount	Carrying Value	Loan Count	Wtd. Avg. Yield	Weighted Average Maturity (Years) (A)	Floating Rate Loans as a % of Face Amount	Delinquent Face Amount (B)
Mezzanine Loans	$755,477	$296,542	23	54.15%	2.1	86.9%	$44,955
Corporate Bank Loans	452,043	273,190	12	10.47%	2.4	100.0%	52,997
B-Notes	309,710	80,568	11	51.77%	2.0	84.3%	95,092
Whole Loans	102,053	66,778	4	30.66%	1.9	97.6%	—

Total Real Estate Related Loans Held for Sale	$1,619,283	$717,078	50	35.05%	2.1	90.7%	$193,044

Residential Loans	$73,793	$46,417	251	14.04%	6.1	100.0%	$6,705
Manufactured Housing Loans	442,761	335,292	13,089	14.51%	7.0	10.7%	6,698

Total Residential Mortgage Loans Held for Sale (C)	$516,554	$381,709	13,340	14.45%	6.8	23.5%	$13,403

Subprime Mortgage Loans Subject to Call Option	$406,217	$400,474

(A)	The weighted average maturities were calculated based on constant prepayment rates (CPR) of 7% and 30% for the residential loan pools, and 4% and 6% for the manufactured housing loan pools.
(B)	Includes loans that are non-performing, in foreclosure, considered real estate owned and real estate related loans under bankruptcy filing.
(C)	Carrying value includes interest receivable of $0.2 million for the residential housing loans and principal and interest receivable of $8.5 million for the manufactured housing loans.

The following is a reconciliation of the related loss allowance.

	Real Estate Related Loans	Residential Mortgage Loans
Balance at December 31, 2008	$(827,328)	$(136,206)
Provision for credit losses	—	(5,464)
Valuation (allowance) reversal on loans held for sale	(92,263)	6,163
Realized losses	62,001	5,464

Balance at June 30, 2009	$(857,590)	$(130,043)

Securitization of Subprime Mortgage Loans

The following table presents information on the retained interests in Newcastle’s securitizations of subprime mortgage loans and the sensitivity of their fair value for immediate 10% and 20% adverse changes in the assumptions utilized in calculating such fair value, at June 30, 2009:

	Subprime Portfolio
	I	II
Total securitized loans (unpaid principal balance) (A)	$639,824	$860,417
Loans subject to call option (carrying value)	$296,989	$103,485
Retained interests (fair value) (B)	$1,746	$1,684
Weighted average life (years) of residual interest	—	0.3
Weighted average expected credit losses (C)	24.4%	43.1%
Effect on fair value of retained interests of 10% adverse change	$(195)	$(232)
Effect on fair value of retained interests of 20% adverse change	$(385)	$(410)
Weighted average constant prepayment rate (D)	9.6%	3.8%
Effect on fair value of retained interests of 10% adverse change	$(36)	$(33)
Effect on fair value of retained interests of 20% adverse change	$(59)	$(62)
Weighted average discount rate	19.6%	22.2%
Effect on fair value of retained interests of 10% adverse change	$(120)	$(21)
Effect on fair value of retained interests of 20% adverse change	$(219)	$(41)

(A)	Average loan seasoning of 46 months and 29 months for Subprime Portfolios I and II, respectively, at June 30, 2009.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2009

(dollars in tables in thousands, except share data)

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

The following table summarizes certain characteristics of the underlying subprime mortgage loans, and related financing, in the securitizations as of June 30, 2009:

	Subprime Portfolio
	I	II
Loan unpaid principal balance (UPB)	$639,824	$860,417
Weighted average coupon rate of loans	7.22%	7.10%
Delinquencies of 60 or more days (UPB) (A)	$111,751	$210,437
Net credit losses for the six months ended June 30, 2009	$52,686	$37,296
Cumulative net credit losses	$97,530	$57,260
Cumulative net credit losses as a % of original UPB	6.49%	5.26%
Percentage of ARM loans (B)	55.2%	67.8%
Percentage of loans with loan-to-value ratio >90%	10.5%	17.4%
Percentage of interest-only loans	24.8%	4.5%
Face amount of debt (C)	$602,590	$782,926
Weighted average funding cost of debt (D)	1.78%	2.57%

(A)	Delinquencies include loans 60 or more days past due, in foreclosure, or real estate owned.
(B)	ARM loans are adjustable-rate mortgage loans. An option ARM is an adjustable-rate mortgage that provides the borrower with an option to choose from several payment amounts each month for a specified period of the loan term. None of the loans in the subprime portfolios are an option ARM.
(C)	Excludes face amount of $37.2 million and $38.8 million of retained notes for Subprime Portfolios I and II, respectively, at June 30, 2009.
(D)	Includes the effect of applicable hedges.

Newcastle received net cash inflows of $0.5 million and $0.8 million from the retained interests of Subprime Portfolios I and II, respectively, during the six months ended June 30, 2009.

The weighted average yields of the retained notes of Subprime Portfolios I and II were 9.65% and 4.88%, respectively, as of June 30, 2009. The loans subject to call option and the corresponding financing recognize interest income and expense based on the expected weighted average coupons of the loans subject to call option at the call date of 9.24% and 8.68%, for Subprime Portfolios I and II, respectively.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2009

(dollars in tables in thousands, except share data)

5. DEBT OBLIGATIONS

The following table presents certain information regarding Newcastle’s debt obligations and related hedges at June 30, 2009:

Debt Obligation/Collateral	Month Issued		Outstanding Face Amount	Carrying Value	Unhedged Weighted Average Funding Cost (A)	Final Stated Maturity		Weighted Average Funding Cost (B)	Weighted Average Maturity (Years)	Face Amount of Floating Rate Debt	Collateral Amortized Cost Basis (C)	Collateral Carrying Value (C)	Collateral Weighted Average Maturity (Years)	Face Amount of Floating Rate Collateral (C)	Aggregate Notional Amount of Current Hedges
CDO Bonds Payable
CDO IV	Mar 2004		$383,685	$382,068	1.46%	Mar 2039		3.07%	3.3	$360,600	$382,918	$219,780	3.8	$184,152	$177,300
CDO V	Sep 2004		454,500	452,438	1.27%	Sep 2039		3.04%	3.7	442,500	428,450	232,957	3.9	236,666	208,574
CDO VI (D)	Apr 2005		439,992	438,210	0.82%	Apr 2040		3.31%	4.4	432,444	327,997	181,409	4.1	180,108	242,025
CDO VII (D)	Dec 2005		414,792	412,125	0.80%	Dec 2050		4.17%	6.2	408,499	224,713	134,398	4.3	111,844	298,355
CDO VIII	Nov 2006		763,000	762,100	1.01%	Nov 2052		2.01%	4.4	755,400	406,792	377,993	3.1	573,390	161,655
CDO IX	May 2007		585,750	586,389	0.89%	May 2052		1.62%	5.6	585,750	398,646	395,182	2.3	608,549	91,835
CDO X	Jul 2007		1,237,750	1,236,773	0.47%	Jul 2052		4.39%	5.7	1,237,750	1,019,675	743,846	3.8	286,292	949,393

			4,279,469	4,270,103				3.19%	4.9	4,222,943	3,189,191	2,285,565	3.5	2,181,001	2,129,137

Other Bonds Payable
Manufactured housing loans (E)	Jan 2006		118,213	118,213	LIBOR+0.75%	Jan 2009	(E)	4.96%	—	118,213	124,526	124,526	8.0	2,533	—
Manufactured housing loans (F)	Aug 2006		212,075	211,043	LIBOR+1.02%	Aug 2011		6.45%	1.9	212,075	210,765	210,765	6.3	44,650	—

			330,288	329,256				5.92%	1.2	330,288	335,291	335,291	7.0	47,183	—

Repurchase Agreements (G)
Real estate securities, loans and properties	Various		72,914	72,914	LIBOR+1.64%	Various		1.95%	0.5	72,914	86,251	86,251	1.4	232,918	—
FNMA/FHLMC securities	Rolling		44,564	44,564	LIBOR+0.09%	Apr 2009		4.90%	0.1	44,564	46,557	48,580	4.0	—	40,931

			117,478	117,478				3.07%	0.4	117,478	132,808	134,831	1.8	232,918	40,931

Corporate
Junior subordinated notes payable (H)	Mar 2006		101,700	101,700	1.00%(H)	Apr 2035		7.28%	26.5	—	—	—	—	—	—

			101,700	101,700				7.28%	26.5	—	—	—	—	—	—

Subtotal debt obligations			4,828,935	4,818,537				3.46%	5.0	$4,670,709	$3,657,290	$2,755,687	3.7	$2,461,102	$2,170,068

Financing on subprime mortgage loans subject to call option	(I	)	406,217	400,474

Total debt obligations			$5,235,152	$5,219,011

(A)	Weighted average, including floating and fixed rate classes and excluding the amortization of deferred financing costs.
(B)	Including the effect of applicable hedges.
(C)	Including restricted cash held for reinvestments in CDOs.
(D)	CDOs VI and VII were not in compliance with their applicable over collateralization tests as of June 30, 2009. Newcastle is not receiving cash flows from these CDOs (other than senior management fees) and expects these CDOs to remain out of compliance for the foreseeable future.
(E)	See further description below.
(F)	Of which $16.8 million face amount is recourse financing.
(G)	The counterparties on these repurchase agreements include: Goldman Sachs ($44.6 million of FNMA/FHLMC financing), Deutsche Bank ($36.8 million), Credit Suisse ($12.1 million) and Citigroup ($24.0 million). The non-FNMA/FHLMC financings are subject to scheduled repayments, with the final payment to be made in June 2010.
(H)	In April 2009, Newcastle entered into an exchange agreement with the holder of the trust preferred securities under which Newcastle will effectively be accruing interest at a rate of 1.0% per annum beginning February 1, 2009 for a maximum of six quarters, after which the rate reverts to 7.574% through April 2016 and to LIBOR + 2.25% after April 2016. Pursuant to the exchange, a real estate loan, which was valued at $3.6 million on June 30, 2009, was pledged as collateral for the junior subordinated notes and will be released at the end of the interest rate modification period. For details, see Note 9 below.
(I)	Issued in April 2006 and July 2007. See Note 4 regarding the securitizations of Subprime Portfolios I and II.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2009

(dollars in tables in thousands, except share data)

In the first quarter of 2009, Newcastle repurchased $30.3 million face amount of three classes of CDO bonds for $3.2 million. As a result, Newcastle extinguished $30.3 million face amount of CDO debt and recorded a gain on extinguishment of debt of $26.9 million in the first quarter of 2009.

In January 2009, the debt for one of Newcastle’s manufactured housing loan portfolios ($118.2 million outstanding at June 30, 2009) became callable at the option of the lender. The principal and interest payments from the underlying loans, net of expenses and payments related to interest rate swap contracts, are used to repay the outstanding debt on a monthly basis.

In February 2009, Newcastle renegotiated the terms of a recourse loan agreement financing one of its manufactured housing loan portfolios. Under the amended terms of the agreement, certain debt covenants relating to equity requirements were removed.

In February 2009, Newcastle renegotiated the terms of a repurchase agreement financing its investment in a real estate related loan. Under the amended terms of the repurchase agreement, certain debt covenants relating to a concentration limit and equity requirements, as well as the mark-to-market (margin posting) requirement were removed.

In March 2009, Newcastle renegotiated the terms of a repurchase agreement financing its investment in a real estate related loan. Under the amended terms of the repurchase agreement, the mark-to-market (margin posting) provisions and certain financial covenants relating to net worth and leverage ratio were removed. Newcastle also agreed not to enter into any new debt financings subject to margin calls other than to finance FNMA/FHLMC securities.

In April 2009, Newcastle repurchased $29.5 million face amount of two classes of CDO bonds for $2.4 million. As a result, Newcastle extinguished $29.5 million face amount of CDO debt and recorded a gain on extinguishment of debt of $26.8 million in the second quarter of 2009.

On April 30, 2009, Newcastle entered into an exchange agreement with several collateralized debt obligations managed by a third party pursuant to which Newcastle agreed to exchange newly issued junior subordinated notes due in 2035 with an initial aggregate principal amount of $101.7 million (the “Notes”) for $100 million in aggregate liquidation amount of trust preferred securities that were previously issued by a subsidiary of Newcastle (the “TRUPs”) and were owned by the third party. The Notes accrue interest at a rate of 1.0% per year for a maximum of six quarters, beginning on February 1, 2009 and the aggregate principal amount of the Notes will increase to $104.9 million by July 30, 2010. Subsequent to that period, the rate reverts to that which Newcastle was required to pay on the TRUPs (7.574% through April 2016 and at a floating rate of 3-month LIBOR plus 2.25% thereafter). In conjunction with the exchange, the TRUPs were cancelled and Newcastle pledged 100% of its equity interests in NIC TP LLC, a special purpose subsidiary that holds Newcastle’s participation in a loan and related deposit account, which were valued at $3.6 million on June 30, 2009, as collateral. The pledged collateral will be released at the end of the interest rate modification period. Under the provisions of SFAS 15, this exchange is considered a troubled debt restructuring which requires Newcastle to account for the effect of the interest modification prospectively and to record the expenses related to the modification immediately through earnings.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2009

(dollars in tables in thousands, except share data)

6. FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair Value Summary Table

Newcastle held the following financial instruments at June 30, 2009:

	Principal Balance or Notional Amount	Carrying Value	Fair Value	Fair Value Method (A)	Weighted Average Yield/Funding Cost	Weighted Average Maturity (Years)
Assets:
Real estate securities, available for sale*	$3,649,171	$1,568,324	$1,568,324	Broker quotations, counterparty quotations, pricing services, pricing models	6.40%	3.8
Real estate related loans, held for sale*	1,619,283	717,078	717,078	Broker quotations, counterparty quotations, pricing services, pricing models	35.05%	2.1
Residential mortgage loans, held for sale*	516,554	381,709	381,709	Pricing models	14.45%	6.8
Subprime mortgage loans subject to call option (B)	406,217	400,474	400,474	(B)	9.09%	(B	)
Liabilities:
CDO bonds payable	4,279,469	4,270,103	736,935	Counterparty quotations, pricing models	3.19%	4.9
Other bonds payable	330,288	329,256	253,157	Pricing models	5.92%	1.2
Repurchase agreements	117,478	117,478	117,478	Market comparables	3.07%	0.3
Financing of subprime mortgage loans subject to call option (B)	406,217	400,474	400,474	(B)	9.09%	(B	)
Junior subordinated notes payable	101,700	101,700	26,024	Pricing models	7.28%	26.5
Interest rate swaps, treated as hedges (C)(E)*	2,170,068	197,402	197,402	Counterparty quotations	N/A	(C	)
Non-hedge derivatives (D)(E)*	265,533	24,850	24,850	Counterparty quotations	N/A	(D	)

*	Measured at fair value on a recurring basis.
(A)	Methods are listed in order of priority. In the case of real estate securities and real estate related loans, broker quotations are obtained if available and practicable, otherwise counterparty quotations or pricing service valuations are obtained or, finally, internal pricing models are used. Internal pricing models are only used for (i) securities and loans which are not traded in an active market, and therefore have little or no price transparency, and for which significant unobservable inputs must be used in estimating fair value, or (ii) loans or debt obligations which are private and untraded.
(B)	These two items results from an option, not an obligation, to repurchase loans from Newcastle’s subprime mortgage loan securitizations (Note 4), are noneconomic until such option is exercised, and are equal and offsetting.
(C)	Represents current swap agreements as follows:

Maturing In	Weighted Average Month of Maturity	Aggregate Notional Amount	Weighted Average Fixed Pay Rate	Aggregate Fair Value
Agreements which receive 1-Month LIBOR:
2011	December	$111,754	5.004%	$(8,598)
2012	July	21,012	5.388%	(1,698)
2014	October	16,738	5.093%	(1,684)
2015	September	1,280,501	5.255%	(121,813)
2016	May	180,155	5.043%	(18,618)
2017	August	174,034	5.235%	(21,974)
Agreements which receive 3-Month LIBOR:
2011	February	32,000	5.078%	(1,979)
2014	June	353,874	4.196%	(21,038)

		$2,170,068		$(197,402)

(D)	These include two interest rate swaps with a total notional balance of $265.5 million. The maturity dates of the $102.3 million and $163.2 million interest rate swaps are January 2016 and June 2016, respectively. Newcastle entered into these swap agreements to reduce its exposure to interest rate changes on the floating rate financings of its manufactured housing loan portfolios. These swaps were dedesignated as hedges for hedge accounting purposes.
(E)	Newcastle’s derivatives fall into two categories. Derivatives held within Newcastle’s nonrecourse debt structures (primarily CDOs) with an aggregate notional balance of $2.4 billion, all of which were liabilities at period end, are not subject to Newcastle’s credit risk as they are senior to all the debt obligations of the related structure. Derivatives held outside Newcastle’s nonrecourse debt structures with an aggregate notional balance of $72.9 million are primarily 100% collateralized by margin (based on their current fair value) and therefore are not subject to Newcastle’s or its counterparty’s credit risk. As a result, no adjustments have been made to the fair value quotations received related to credit risk. Newcastle’s significant derivative counterparties include Bank of America, Deutsche Bank, Wachovia and Credit Suisse.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2009

(dollars in tables in thousands, except share data)

Securities Valuation

As of June 30, 2009, Newcastle’s securities valuation methodology and results are further detailed as follows:

			Fair Value
Asset Type	Outstanding Face Amount (A)	Amortized Cost Basis (B)	Multiple Quotes (C)	Single Quote (D)	Internal Pricing Models (E)	Total
CMBS	$2,365,975	$1,581,227	$549,135	$157,513	$132,577	$839,225
ABS – subprime	502,336	204,498	56,307	18,579	75,414	150,300
Subprime retained	76,059	4,123	—	—	3,064	3,064
Subprime residuals	365	365	—	—	365	365
ABS – other real estate	88,893	69,434	18,093	21,520	10,621	50,234
FNMA / FHLMC	51,476	52,855	—	54,879	—	54,879
REIT debt	564,067	555,463	223,502	244,166	—	467,668

Debt security total	$3,649,171	2,467,965	847,037	497,657	222,041	1,565,735

Equity security		1,111	—	—	2,589	2,589

Total		$2,469,076	$847,037	$497,657	$224,630	1,568,324

(A)	Net of incurred losses.
(B)	Net of discounts (or gross premiums) and after other-than-temporary impairment, including impairment taken during the period ended June 30, 2009.
(C)	Management generally obtained broker quotations from two sources, one of which was generally the seller (the party that sold us the security). Management selected one of the quotes received as being most representative of fair value and did not use an average of the quotes. Newcastle’s methodology is to not use quotes from selling brokers, unless those quotes are the only marks available, or unless the quotes provided by other (non-selling) brokers are, in management’s judgment, not representative of fair value. Even if Newcastle receives two or more quotes on a particular security that come from non-selling brokers, it does not use an average because management believes using an actual quote more closely represents a transactable price for the security than an average level. Furthermore, in some cases there is a wide disparity between the quotes Newcastle receives. Management believes using an average of the quotes in these cases would generally not represent the fair value of the asset. Based on Newcastle’s own fair value analysis using internal models, management selects one of the quotes which is believed to more accurately reflect fair value. Newcastle never adjusts quotes received.
(D)	Management was unable to obtain quotations from more than one source on these securities. The one source was generally the seller (the party that sold us the security).
(E)	Securities whose fair value was estimated based on internal pricing models are further detailed as follows:

	Amortized Cost Basis	Fair Value	Impairment Recorded In Current Year	Unrealized Gains (Losses) in Accumulated OCI	Assumption Ranges
					Discount Rate	Prepayment Speed (F)	Cumulative Default Rate	Loss Severity
CMBS	$263,208	$132,577	$179,241	$(130,631)	20% - 82%	N/A	0% - 100%	0% - 100%
ABS – subprime	105,642	75,414	50,885	(30,228)	20%	1% - 13%	21% - 92%	50% - 100%
Subprime retained	4,123	3,064	2,669	(1,059)	20%	3%	60% - 74%	65% - 70%
Subprime residuals	365	365	599	—	30%	3%	74%	65%
ABS – other RE	14,902	10,621	3,793	(4,281)	20%	2%	59%	69%

Debt security total	$388,240	$222,041	$237,187	$(166,199)
Equity security	1,111	2,589		1,478

Total	$389,351	$224,630	$237,187	$(164,721)

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

Default vectors are determined from the current “pipeline” of loans that are more than 90 days delinquent, in foreclosure, or are real estate owned (REO). These significantly delinquent loans determine the first 24 months of the default vector. Beyond month 24, the default vector transitions to a steady-state value that is generally equal to or greater than that given by the widely published investment bank model.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2009

(dollars in tables in thousands, except share data)

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

The following table summarizes such financial assets and liabilities at June 30, 2009:

			Fair Value
	Principal Balance or Notional Amount	Carrying Value	Level 2	Level 3A	Level 3B	Total
Assets:
Real estate securities, available for sale:
CMBS	$2,365,975	$839,225	$—	$706,648	$132,577	$839,225
ABS – subprime	502,336	150,300	—	74,886	75,414	150,300
Subprime retained	76,059	3,064	—	—	3,064	3,064
Subprime residuals	365	365	—	—	365	365
ABS – other real estate	88,893	50,234	—	39,613	10,621	50,234
FNMA / FHLMC	51,476	54,879	54,879	—	—	54,879
REIT debt	564,067	467,668	—	467,668	—	467,668

Debt security total	3,649,171	1,565,735	54,879	1,288,815	222,041	1,565,735

Equity security		2,589	—	—	2,589	2,589

Total		$1,568,324	$54,879	$1,288,815	$224,630	$1,568,324

Liabilities:
Interest rate swaps, treated as hedges	2,170,068	197,402	197,402	—	—	197,402
Non-hedge derivatives	265,533	24,850	24,850	—	—	24,850

Newcastle’s investments in instruments measured at fair value using Level 3 inputs changed during the six months ended June 30, 2009 as follows:

	Level 3A	Level 3B	Total
Assets
Balance at December 31, 2008	$1,304,776	$179,763	$1,484,539
Total gains (losses)
Included in net income (loss) (A)	(124,929)	(211,150)	(336,079)
Reclassification related to the adoption of FSP 115-2 included in Other Comprehensive income (loss)	979,089	309,835	1,288,924
Included in other comprehensive income (loss)	(737,725)	(169,117)	(906,842)
Amortization included in interest income	43,087	17,455	60,542
Settlements or repayments	(40,423)	(37,216)	(77,639)
Transfers between Level 3A and Level 3B	(135,060)	135,060	—
Transfers into Level 3 (B)	—	—	—
Transfers out of Level 3 (B)	—	—	—

Balance at June 30, 2009	$1,288,815	$224,630	$1,513,445

(A)	These gains (losses) are recorded in the following line items in the consolidated statement of operations:

Six Months Ended June 30, 2009
Gain (loss) on settlement of investments, net	$4,779
Other income (loss), net	—
Other-than-temporary impairment	(340,858)

Total	$(336,079)

Other-than-temporary impairment recorded in earnings during the six months ended June 30, 2009 is attributable to the change in unrealized losses relating to Level 3 assets still held at June 30, 2009.

Gain (loss) on settlement of investments, net, from investments transferred into Level 3 during the period	$0.00

(B)	Transfers are assumed to occur at the beginning of the quarter.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2009

(dollars in tables in thousands, except share data)

During the six months ended June 30, 2009, Newcastle recorded $92.3 million and ($6.2) million of valuation allowance (reversal) on real estate related loans and residential mortgage loans (Note 4), respectively. These loans were written down to fair value at the time of the impairment, based on broker quotations, pricing service quotations or internal pricing models. All the loans were within Level 3 of the fair value hierarchy. For real estate related loans, the most significant inputs used in the valuations are the amount and timing of expected future cash flows, market yields and the estimated collateral value of such loan investments. For residential mortgage loans, significant inputs include management’s expectations of prepayment speeds, default rates, loss severities and discount rates that market participants would use in determining the fair values of similar pools of residential mortgage loans.

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

Newcastle is exposed to certain risks relating to its ongoing business operations. The primary risk managed by Newcastle using derivative instruments is interest rate risk. Newcastle enters into interest rate swap agreements to reduce the impact of fluctuating interest rates on its earnings. Pursuant to SFAS 133, Newcastle designates certain interest rate swap agreements as cash flow hedges of its floating rate financings. For derivative instruments that are designated and qualify as a cash flow hedge (i.e. hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss, and net payments received or made, on the derivative instrument are reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in current earnings during the period of change.

Newcastle’s derivatives are recorded on its balance sheet as follows:

		Fair Value
	Balance sheet location	June 30, 2009	December 31, 2008
Interest rate swaps, designated as hedging instruments under SFAS 133	Derivative liabilities	$197,402	$317,757
Interest rate swaps, not designated as hedging instruments under SFAS 133	Derivative liabilities	24,850	16,220

		$222,252	$333,977

The following table summarizes information related to derivatives:

	June 30, 2009	December 31, 2008
Cash flow hedges
Notional amount of interest rate swap agreements	$2,170,068	$2,376,420
Amount of (loss) recognized in OCI on effective portion	(193,043)	(312,431)
Deferred hedge gain (loss) related to anticipated financings, which have subsequently occurred, net of amortization	883	932
Deferred hedge gain (loss) related to dedesignation, net of amortization	(10,828)	(2,825)
Expected reclassification of deferred hedges from AOCI into earnings over the next 12 months	(4,726)	1,149
Expected reclassification of current hedges from AOCI into earnings over the next 12 months	(92,827)	(19,570)

Non-hedge Derivatives
Notional amount of interest rate swap agreements	265,533	182,867

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2009

(dollars in tables in thousands, except share data)

The following table summarizes gains (losses) recorded in relation to derivatives (excluding total rate of return swaps, which are reported separately):

		Six Months Ended June 30,
	Income statement location	2009	2008
Cash flow hedges
Gain (loss) on the ineffective portion	Other income (loss)	$(318)	$213
Gain (loss) immediately recognized at dedesignation	Other income (loss)	(8,797)	(990)
Amount of gain (loss) reclassified from AOCI into income, related to effective portion	Interest expense	(48,701)	(27,267)
Deferred hedge gain reclassified from AOCI into income, related to anticipated financings	Interest expense	49	46
Deferred hedge gain (loss) reclassified from AOCI into income, related to effective portion of dedesignated hedges	Interest expense	(6,763)	722

Non-hedge derivatives gain (loss)	Other income (loss)	13,312	(8,405)

7. EARNINGS PER SHARE

Newcastle is required to present both basic and diluted earnings per share (“EPS”). Basic EPS is calculated by dividing net income available for common stockholders by the weighted average number of shares of common stock outstanding during each period. Diluted EPS is calculated by dividing net income available for common stockholders by the weighted average number of shares of common stock outstanding plus the additional dilutive effect of common stock equivalents during each period. Newcastle’s common stock equivalents are its outstanding stock options. During the six months ended June 30, 2009 and 2008, Newcastle had no dilutive common stock equivalents. Net loss applicable to common stockholders is equal to net loss less preferred dividends.

As of June 30, 2009, Newcastle’s outstanding options were summarized as follows:

Held by the Manager	1,612,772
Issued to the Manager and subsequently transferred to certain of the Manager's employees	871,837
Held by the independent directors and former directors	14,000

Total	2,498,609

8. COMMITMENTS AND CONTINGENCIES

Loan Commitment — With respect to a commercial construction loan, Newcastle entered into an agreement effective June 30, 2009 with the other parties to the loan. As a result, as of June 30, 2009, Newcastle and its CDOs do not have any future funding commitment with respect to this loan.

Litigation — Newcastle is, from time to time, a defendant in legal actions from transactions conducted in the ordinary course of business. Management, after consultation with legal counsel, believes the ultimate liability arising from such actions which existed at June 30, 2009, if any, will not materially affect Newcastle’s consolidated results of operations or financial position.

Preferred Dividends in Arrears — As of June 30, 2009, $9.0 million of dividends on Newcastle’s cumulative preferred stock were unpaid and in arrears.

Contingent Gain in CDOs — Newcastle has recorded $1.1 billion of losses in its CDOs in excess of its economic exposure which must eventually be reversed through amortization, sales at gains, or as gains at the deconsolidation or termination of the CDOs.

Contingent Gain in Other Non-Recourse Financing — Newcastle has recorded $3.0 million of losses in its manufactured housing loan portfolios in excess of its economic exposure which must eventually be reversed through amortization, sales at gains, or as gains at the extinguishment of debt.

9. RECENT ACTIVITIES

These financial statements include a discussion of material events which have occurred subsequent to June 30, 2009 (referred to as “subsequent events”) through the issuance of these consolidated financial statements on August 10, 2009. Events subsequent to that date have not been considered in these financial statements.

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

We employ leverage as part of our investment strategy. We do not have a predetermined target debt to equity ratio as we believe the appropriate leverage for the particular assets we are financing depends on the credit quality of those assets. As a result of our negative GAAP equity, our GAAP debt to equity ratio is not a meaningful measure as of June 30, 2009. Our general investment guidelines adopted by our board of directors limit total leverage (as defined under the governing documents) to a maximum 9.0 to 1 debt to equity ratio. As of June 30, 2009, our debt to equity ratio, as computed under this method, was approximately 4.5 to 1.0.

We strive to maintain access to a broad array of capital resources in an effort to insulate our business from potential fluctuations in the availability of capital. We utilize multiple forms of financing including collateralized debt obligations (CDOs), other securitizations, term loans, and trust preferred securities, as well as short term financing in the form of loans and repurchase agreements. As we discuss in more detail under “–Market Considerations” below, the ongoing credit and liquidity crisis has limited the array of capital resources available to us and made the terms of capital resources we are able to obtain generally less favorable to us relative to the terms we were able to obtain prior to the crisis. For example, we are currently contractually restricted from entering into new debt financings subject to margin calls other than to finance up to a specified amount of FNMA/FHLMC securities.

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

We conduct our business through four primary segments: (i) investments financed with non-recourse collateralized debt obligations (CDOs), (ii) investments financed with other non-recourse debt, (iii) investments financed with recourse debt, including FNMA / FHLMC securities, and (iv) unlevered investments. In the second quarter of 2008, Newcastle changed the structure of its internal organization such that the basis of the composition of its reportable segments changed from investment type to financing type. Revenues attributable to each segment are disclosed below (in thousands).

For the Six Months Ended June 30,	CDOs	Other Non-Recourse	Recourse	Unlevered	Unallocated	Total
2009	$166,939	$38,859	$4,802	$1,168	$43	$211,811
2008	$157,600	$46,257	$27,957	$14,966	$1,132	$247,912

Market Considerations

Financial Institutions

Many market participants remain uncertain about the health of a number of financial institutions and the financial system in general. Continuing write-downs and capital related issues affecting financial market participants have contributed to the recent wave of significant events affecting financial institutions, including the insolvency of Lehman Brothers, the government’s placing Fannie Mae, Freddie Mac and AIG under its supervision, the announced distressed sales of all or portions of Bear Stearns, Merrill Lynch, Wachovia and Washington Mutual and the government’s increasing its equity investment in Citigroup. Although the United States and other governments have taken a number of significant steps to improve market conditions and the strength of major financial institutions, such efforts to date have not brought stability or liquidity to the capital markets, and we cannot predict the future conditions of these markets or the impact of such condition on our business.

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

During the first six months of 2009, credit spreads widened substantially. This widening of credit spreads caused the net unrealized losses on our securities to increase. One of the key drivers of the widening of credit spreads has been the continued disruption and liquidity concerns throughout the credit markets. The severity and scope of the disruption intensified meaningfully during the fourth quarter of 2008 and first six months of 2009 and caused credit spreads to widen further during this period.

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

•

reducing the amount, which we refer to as cushion, by which we satisfy the over collateralization and interest coverage tests of our CDOs (sometimes referred to as CDO “triggers”) or contributing to several of our CDOs failing their over collateralization tests (see “– Liquidity and Capital Resources” and “– Debt Obligations” below); and

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

In order to maintain liquidity, we have elected to retain the majority of our investment proceeds (including those from asset sales) in lieu of using those proceeds to make new investments, or to buy back stock or debt, and elected not to declare any common or preferred dividends during the fourth quarter of 2008 or the first two quarters of 2009. This approach has increased our liquidity while reducing our operating earnings. We may elect to adjust or not to pay any future dividend payments to reflect our current and expected cash from operations or to satisfy future liquidity needs.

Extent of Market Disruption

We do not currently know the full extent to which this market disruption will affect us or the markets in which we operate, and we are unable to predict its length or ultimate severity. If the disruption continues, we will likely experience additional impairment charges, challenges in complying with the terms of our financing agreements, increased margin requirements, and additional challenges in raising capital and obtaining investment financing on attractive terms. Moreover, we will likely need to continue to place a high priority on managing our liquidity. If we raised capital or issued unsecured debt in the current market, it would be significantly dilutive to our current shareholders.

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

The VIEs in which we have a significant interest include (i) our subprime securitizations, which are held in qualifying special purpose entities under SFAS 140 and are therefore exempt from consolidation as VIEs, and (ii) our CDOs, in which we have been determined to be the primary beneficiary and therefore consolidate them, since we would absorb a majority of their expected losses and receive a majority of their expended residual returns, as determined on the date of formation and on any applicable reconsideration dates. Our CDOs are held in special purpose entities whose debt is treated as a non-recourse secured borrowing of Newcastle.

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

Valuation and Impairment of Securities

We have classified all our real estate securities as available for sale. As such, they are carried at fair value with net unrealized gains or losses reported as a component of accumulated other comprehensive income, to the extent impairment losses are considered temporary as described below. Fair value may be based upon broker quotations, counterparty quotations or pricing services quotations, which provide valuation estimates based upon reasonable market order indications or a good faith estimate thereof and are subject to significant variability based on market conditions, such as interest rates, credit spreads and market liquidity. A significant portion of our securities are currently not traded in active markets and therefore have little or no price transparency. For a further discussion of this trend, see “– Market Considerations” above. As a result, we have estimated the fair value of these illiquid securities based on internal pricing models rather than broker quotations. The determination of estimated cash flows used in pricing models is inherently subjective and imprecise. Changes in market conditions, as well as changes in the assumptions or methodology used to determine fair value, could result in a significant and immediate increase or decrease in our GAAP equity. For securities valued with pricing models, these inputs include the discount rate, assumptions relating to prepayments, default rates and loss severities, as well as other variables.

See Note 6 to our consolidated financial statements in Part I, Item 1, “Financial Statements and Supplementary Data” for information regarding the fair value of our investments, and its estimation methodology, as of June 30, 2009.

Our estimation of the fair value of level 3B assets (as described below) involves significant judgment. Changes in market conditions, as well as changes in the assumptions or methodology used to determine fair value, could result in a significant increase or decrease in our GAAP equity. For securities valued using pricing models, the inputs include the discount rate, assumptions relating to prepayments, default rates and loss severities, as well as other variables. We validated the inputs and outputs of our models by comparing them to available independent third party market parameters and models for reasonableness. We believe the assumptions we used are within the range that a market participant would use and factor in the relative illiquidity currently in the markets. In comparison to the prior year end, we have used slower prepayment speeds, higher default rates and higher severity assumptions as inputs to our pricing models in order to reflect current market conditions. In the first two quarters of 2009, Newcastle lowered the prepayment assumptions based on observed reductions in actual prepayment speeds and slower expected future prepayments consistent with market projections. The slower prepayments were the result of increasing difficulties for borrowers to refinance, caused by a tightening of underwriting standards, decline in home prices, contraction of available lenders due to bank failures and a distressed securitization market. Default assumptions were increased due to higher levels of delinquent underlying loans. Loss severity assumptions were increased based on observed increases in recent loss severities that have been driven by falling home prices and the increasing number of foreclosures or distressed home sales in the residential sector and higher losses as a result of the increasing number of foreclosures and bankruptcies of borrowers experienced in the commercial sector.

For debt securities valued with internal models, which have an aggregate fair value of $222.0 million as of June 30, 2009, a 10% unfavorable change in our assumptions would result in the following decreases in such aggregate fair value:

	CMBS	ABS
Outstanding face amount	$896,170	$469,944
Fair value	$132,577	$89,464
Effect on fair value with 10% unfavorable change in:
Discount rate	$(5,656)	$(3,341)
Prepayment rate	N/A	$(1,449)
Default rate	$(10,810)	$(7,219)
Loss severity	$(11,511)	$(11,563)

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

We must also assess whether unrealized losses on securities, if any, reflect a decline in value which is other-than-temporary and, if so, write the impaired security down to its fair value through earnings. A decline in value is deemed to be other-than-temporary if (i) it is probable that we will be unable to collect all amounts due according to the contractual terms of a security which was not impaired at acquisition (there is an expected credit loss), or (ii) if we have the intent to sell a security in an unrealized loss position or it is more likely than not we will be required to sell a security in an unrealized loss position prior to its anticipated recovery (if any). For the purposes of performing this analysis, we assume the anticipated recovery period is until the respective security’s expected maturity. Also, for those securities within the scope of EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” as amended by FSP EITF 99-20-1, whenever there is a probable adverse change in the timing or amounts of estimated cash flows of a security from the cash flows previously projected, an other-than-temporary impairment is considered to have occurred. Securities within the scope of EITF 99-20 are also analyzed for other-than-temporary impairment under the guidelines applicable to all securities as described herein. We note that primarily all of our securities, except our FNMA/FHLMC securities, fall within the scope of EITF 99-20.

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

During the six months ended June 30, 2009, we had 186, or $427.1 million carrying amount of, securities that were downgraded and recorded a net other-than-temporary impairment charge of $104.9 million on these securities in the second quarter of 2009. However, we do not depend on credit ratings in underwriting our securities, either at acquisition or on an ongoing basis. As mentioned above, a credit rating downgrade is one factor that we monitor and consider in our analysis regarding other-than-temporary impairment, however it is not determinative. Our securities generally benefit from the support of one or more subordinate classes of securities or equity or other forms of credit support. Therefore, credit rating downgrades, even to the extent they relate to an expectation that a securitization we have invested in, on an overall basis, has credit issues, may not ultimately impact cash flow estimates for the class of securities in which we are invested.

Furthermore, the analysis of whether it is more likely than not that we will be required to sell securities in an unrealized loss position prior to an expected recovery in value (if any), the amount of such expected required sales, and the projected identification of which securities would be sold is also be subject to significant judgment, particularly in times of market illiquidity such as we are currently experiencing.

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

Valuation of Derivatives

Similarly, our derivative instruments are carried at fair value pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended. Fair value is based on counterparty quotations. Newcastle reports the fair value of derivative instruments gross of cash paid or received pursuant to credit support agreements and is reflected on a net by counterparty basis when Newcastle believes a legal right of setoff exists under an enforceable netting agreement. To the extent they qualify as cash flow hedges under SFAS No. 133, net unrealized gains or losses are reported as a component of accumulated other comprehensive income; otherwise, they are reported currently in income. To the extent they qualify as fair value hedges, net unrealized gains or losses on both the derivative and the related portion of the hedged item are reported currently in income. Fair values of such derivatives are subject to significant variability based on many of the same factors as the securities discussed above, including counterparty risk. The results of such variability could be a significant increase or decrease in our GAAP equity and/or earnings.

Impairment of Loans

We purchase, directly and indirectly, real estate related, commercial mortgage and residential mortgage loans, including manufactured housing loans and subprime mortgage loans. We must periodically evaluate each of these loans or loan pools for possible impairment. Impairment is indicated when it is deemed probable that we will be unable to collect all amounts due according to the contractual terms of the loan, or, for loans acquired at a discount for credit losses, when it is deemed probable that we will be unable to collect as anticipated. Upon determination of impairment, we would establish a specific valuation allowance with a corresponding charge to earnings. We continually evaluate our loans receivable for impairment. Our residential mortgage loans, including manufactured housing loans, are aggregated into pools for evaluation based on like characteristics, such as loan type and acquisition date. Individual loans are evaluated based on an analysis of the borrower’s performance, the credit rating of the borrower, debt service coverage and loan to value ratios, the estimated value of the underlying collateral, the key terms of the loan, and the effect of local, industry and broader economic trends and factors. Pools of loans are also evaluated based on similar criteria, including historical and anticipated trends in defaults and loss severities for the type and seasoning of loans being evaluated. This information is used to estimate specific impairment charges on individual loans as well as provisions for estimated unidentified incurred losses on pools of loans. Significant judgment is required both in determining impairment and in estimating the resulting loss allowance. Furthermore, we must assess our intent and ability to hold our loan investments on a periodic basis. If we do not have the intent to hold a loan for the foreseeable future or until its expected payoff, the loan must be classified as “held for sale” and recorded at the lower of cost or estimated fair value. As of June 30, 2009, we determined that we could not express the intent and ability to hold all of our loans which are in an unrealized loss position for the foreseeable future or until their expected pay off.

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

Revenue Recognition on Loans Held for Sale

Real estate related, commercial mortgage and residential mortgage loans that are considered held for sale are carried at the lower of amortized cost or market value determined on either an individual method basis, or in the aggregate for pools of similar loans. Interest income is recognized to the extent cash is received whereas a change in the market value of loans, to the extent that the value is not above the cost basis, is recorded in Valuation Allowance.

Recent Accounting Pronouncements

In February 2008, the FASB issued FASB Staff Position No. FAS 140-3 (“FSP FAS 140-3”), “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.” FSP FAS 140-3 provides guidance on accounting for a transfer of a financial asset and a repurchase financing. It presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (a linked transaction) unless certain criteria are met. If the criteria are not met, the linked transaction would be recorded as a net investment, likely as a derivative, instead of recording the purchased financial asset on a gross basis along with a repurchase financing. FSP FAS 140-3 applies to reporting periods beginning after November 15, 2008 and is only applied prospectively to transactions that occur on or after the adoption date. As a result of the prospective nature of the adoption, we do not expect the adoption of FSP FAS 140-3 to have a material impact on our financial condition, liquidity or results of operations, unless we enter into transactions of this type after January 1, 2009. We did not enter into any such transactions during the first half of 2009.

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

In April 2009, the FASB issued three FSPs related to fair value and impairment, FSP FAS 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments,” FSP FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments,” and FSP FAS 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” These FSPs (i) require disclosures about the fair value of financial instruments on an interim basis, (ii) change the guidance for determining, recording and disclosing other-than-temporary impairment, and (iii) provide additional guidance for estimating fair value when the volume or level of activity for an asset or liability have significantly decreased. These FSPs were effective for Newcastle as of April 1, 2009. They had a significant impact on our disclosures, but no material impact on our financial condition, liquidity, or results of operations upon adoption. A reclassification adjustment of $1.3 billion of loss from Accumulated Deficit to Accumulated Other Comprehensive Income (Loss) was recorded at adoption of FSP FAS 115-2 and 124-2 but had no net effect on equity. Post-adoption impairment determinations, including the analysis performed at June 30, 2009, are performed using this new guidance and may result in materially different conclusions than would have been reached under prior guidance.

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140” SFAS 166 eliminates the concept of qualified special purpose entities (QSPEs), changes the requirements for reporting a transfer of a portion of financial assets as a sale, clarifies other sale accounting criteria and changes the initial measurement of a transferor’s interest in transferred financial assets. Furthermore, it requires additional disclosures. SFAS 166 is effective for fiscal year beginning after November 15, 2009. We are currently evaluating the potential impact of SFAS 166 will have on us.

In June 2009, the FASB issued SFAS No. 167 “Amendment to FASB Interpretation No. 46(R).” SFAS 167 changes the definition of a variable interest entity (“VIE”) and changes the methodology to determine who is the primary beneficiary of, or in other words who consolidates, a VIE. Furthermore, it eliminates the scope exception for qualified special purpose entities (QSPEs), which are now subject to the VIE consolidation rules. SFAS 167 is effective for fiscal year beginning after November 15, 2009. Generally, the changes are expected to cause more entities to be defined as VIE’s and to require consolidation by the entity that exercises day-to-day control over a VIE, such as servicers and collateral managers. We are currently evaluating the potential impact of SFAS 167 on us. If the adoption of this standard caused us to deconsolidate any of our CDOs or other non-recourse financing structures, we would record a gain to the extent that we have taken impairments on assets within a given VIE in excess of our investment in such VIE. This gain could be material. To the extent the adoption resulted in the consolidation of VIEs that are currently not consolidated, the impact could be material to our gross assets, liabilities, revenues and expenses but would not be material to the net income or equity applicable to our common stockholders.

RESULTS OF OPERATIONS

The following table summarizes the changes in our results of operations from the three and six months ended June 30, 2008 to the three and six months ended June 30, 2009 (dollars in thousands):

	Three Months		Six Months		Explanations of Material Changes
	Amount Change	Percent Change	Amount Change	Percent Change
Interest income	$(27,680)	(24.1)%	$(36,101)	(14.6)%	(1)
Interest expense	(19,541)	(26.5)%	(48,372)	(29.7)%	(1)
Provision for credit losses on loan pools	1,689	90.4%	1,091	24.9%	(2)
Valuation allowance on loans held for sale	(51,185)	N.M.	49,015	N.M.	(2)
Other-than-temporary impairment on securities, net	52,479	N.M.	192,689	N.M.	(3)
Gain (loss) on settlement of investments, net	17,581	N.M.	4,553	70.2%	(4)
Gain (loss) on extinguishment of debt	26,830	N.M.	45,142	N.M.	(5)
Other income (loss), net	9,512	N.M.	22,326	N.M.	(6)
Equity in earnings of unconsolidated subsidiaries	(7,090)	(100.4)%	(7,785)	(100.2)%	(7)
Loan and security servicing expense	(418)	(23.4)%	(746)	(21.2)%	(1)
General and administrative expense	1,073	56.7%	1,107	31.8%	(8)
Management fee to affiliate	(105)	(2.3)%	(211)	(2.3)%	(9)
Depreciation and amortization	—	0.0%	—	0.0%	N/A

Income (loss) from continuing operations	$35,161	44.5%	$(166,438)	143.2%

N.M.—Not meaningful

(1)	Changes in interest income and expense are primarily related to our acquisition and disposition during these periods of interest bearing assets and related financings, as follows:

	Three Months		Six Months
	Period to Period Increase (Decrease)		Period to Period Increase (Decrease)
	Interest Income	Interest Expense	Interest Income	Interest Expense
Disposition of securities and loans	$(5,166)	$(4,381)	$(13,218)	$(12,332)
Repayment of debt obligations and related dispositions	—	—	(4,004)	(3,152)
Paydowns	(6,050)	(3,020)	(11,667)	(7,270)
Other (see below)	(16,464)	(12,140)	(7,212)	(25,618)

	$(27,680)	$(19,541)	$(36,101)	$(48,372)

Changes in Other are primarily due to changes in interest rates and the increased interest income recorded in the first quarter of 2009 as a result of accretion of discounts on the impaired securities.

Changes in loan and security servicing expense are primarily due to dispositions and paydowns.

(2)	This change is primarily the result of the classification of loans as held for sale in the fourth quarter of 2008 as we could no longer express the intent and ability to hold our loan investments through maturity. For the six months ended June 30, 2009, the actual losses incurred in our pools of residential mortgage loans were recorded to Provision for Credit Losses on Loan Pools whereas the change in fair value was recorded to Valuation Allowance on Loans Held for Sale. The change for the three months ended June 30, 2009 is a result of a net increase in the valuation of the loans, primarily due to an increase in the valuation of a loan which was paid down at par subsequent to June 30, 2009.
(3)	This change is due to the impairment charges recorded as a result of the continued credit market turmoil, which led us to record write downs to primarily all of our securities.
(4)	This change is predominantly the result of the gains recorded on paydown at par of loans and securities previously written down, partially offset by the loss on sales of certain securities and loans.
(5)	This change is primarily due to increased gains on the repurchase of our own debt.
(6)	This change is primarily due to an increase in the fair value of our interest rate swaps not designated as accounting hedges in the six months ended June 30, 2009 which we mark to market through the statement of operations, and the unrealized loss recorded on the total rate of return swaps held in the first quarter of 2008.
(7)	This change is primarily due to the sale of our interests in the operating real estate joint venture in 2008.
(8)	This change is primarily to due to increases in legal fees related to the trust preferred modification and insurance expense, partially offset by a refund of excise tax paid in 2008.
(9)	Management fees have remained relatively stable as we did not raise capital through common or preferred stock offerings during these periods. As a result of impairment charges, we will not incur incentive compensation to our manager for an indefinite period of time.

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

Sources of Liquidity and Uses of Capital

As of the date if this filing, we currently have sufficient cash on hand to satisfy all of our non-agency recourse liabilities (excluding our trust preferred securities, which are long-term obligations). With respect to the next twelve months, we expect that our cash on hand combined with our cash flow provided by operations will be sufficient to satisfy our anticipated liquidity needs with respect to our current investment portfolio, including related financings, hedges, potential margin calls and operating expenses. While it is inherently more difficult to forecast beyond the next twelve months, we currently expect to meet our long term liquidity requirements, specifically the repayment of our debt obligations, through our cash on hand and, if needed, additional borrowings, proceeds received from repurchase agreements and similar financings, the liquidation or refinancing of our assets.

These short-term and long-term expectations are forward-looking and subject to a number of uncertainties and assumptions, which are described below under “–Factors That Could Impact Our Liquidity” as well as Part II, Item 1A, “Risk Factors.” If our assumptions about our liquidity prove to be incorrect, we could be subject to a shortfall in liquidity in the future, and this short-fall may occur rapidly and with little or no notice, which would limit our ability to address the shortfall on a timely basis.

Cash flow provided by operations constitutes a critical component of our liquidity. Essentially, our cash flow provided by operations is equal to (i) the net cash flow from our CDOs that have not failed their over collateralization and interest coverage tests, plus (ii) the net cash flow from our non-CDO investments that are not subject to mandatory debt repayment, including principal and sales proceeds, less (iii) operating expenses (primarily management fees, professional fees and insurance), and less (iv) interest on the junior subordinated notes payable.

Our cash flow provided by operations differs from our net income (loss) due to these primary factors: (i) accretion of discount or premium on our real estate securities and loans (including the accrual of interest and fees payable at maturity), discount on our debt obligations, deferred financing costs and interest rate cap premiums, and deferred hedge gains and losses, (ii) gains and losses from sales of assets financed with CDOs, (iii) the provision for credit losses and valuation allowance recorded in connection with our loan assets, as well as other-than-temporary impairment on our securities, (iv) unrealized gains or losses on our non-hedge derivatives, (v) the non-cash charges associated with our early extinguishment of debt, and (vi) net income (loss) generated within CDOs that have failed their over collateralization tests and one of the manufactured housing loan portfolios that became callable in January 2009 and therefore do not remit cash to us. Proceeds from the sale of assets which serve as collateral for our CDO financings, including gains thereon, are required to be retained in the CDO structure until the related bonds are retired and are therefore not available to fund current cash needs outside of these structures.

Update on Liquidity, Capital Resources and Capital Obligations

Certain details regarding our liquidity, current financings and capital obligations as of August 5, 2009 are set forth below:

•	Cash – We had unrestricted cash of $69.1 million. In addition, we had $126.6 million of restricted cash for reinvestments in our CDOs;

•

Margin Exposure – We have no financings subject to margin calls, other than one repurchase agreement with a face amount of $43.7 million which finances our FNMA/FHLMC investments and four interest rate swap agreements with an aggregate notional amount of $72.2 million;

•

Construction Loan Funding Commitment – In June 2009, we entered into an agreement with the other lender parties to the commercial construction loan to terminate all future funding commitments. As a result, as of June 30, 2009, we no longer have any future funding commitments with respect to this loan; and

•

Recourse Financings – Substantially all of our assets, other than our FNMA/FHLMC investments, are currently financed with term debt subject to amortization payments, as opposed to short-term debt such as repurchase agreements, which could be subject to margin requirements or termination. The following table compares the face amount of our recourse financings, excluding the trust preferred securities:

	August 5, 2009	June 30, 2009	December 31, 2008
Recourse Financings
Real Estate Securities, Loans and Properties	$51,873	$72,914	$102,977
Manufactured Housing Loans	15,650	16,764	51,118
FNMA/FHLMC Securities	43,703	44,564	173,495

Total Recourse Financings	$111,226	$134,242	$327,590

The following table summarizes the scheduled repayments of our recourse financings as of August 5, 2009:

August 6, 2009 to September 30, 2009 (A)	$52,703
4th Quarter 2009	11,500
1st Quarter 2010	19,373
2nd Quarter 2010	23,000
3rd Quarter 2010	3,000
4th Quarter 2010	1,650

Total Recourse Financings	$111,226

(A)	Includes $43.7 million of financing on FNMA/FHLMC securities, which is expected to be “rolled” (refinanced at similar terms) upon maturity.

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

•

Access to Financing from Counterparties – Decisions by investors, counterparties and lenders to enter into transactions with us will depend upon a number of factors, such as our historical and projected financial performance, compliance with the terms of our current credit and derivative arrangements, industry and market trends, the availability of capital and our investors’, counterparties’ and lenders’ policies and rates applicable thereto, and the relative attractiveness of alternative investment or lending opportunities. As we discuss in more detail under “– Market Considerations”

below, the ongoing credit and liquidity crisis has limited the array of capital resources available to us and made the terms of capital resources we are able to obtain generally less favorable to us relative to the terms we were able to obtain prior to the crisis. For example, we are currently contractually restricted from entering into new debt financings subject to margin calls other than to finance up to a specified amount of FNMA/FHLMC securities. Our core business strategy is dependent upon our ability to finance our real estate securities, loans and other real estate related assets with match funded debt at rates that provide a positive net spread. Currently, spreads for such liabilities have widened and demand for such liabilities has become extremely limited, therefore restricting our ability to execute future financings. This restriction can be exacerbated by the requirement to post margin on existing obligations.

•

Impact of Rating Downgrades on CDO Cash Flows – Ratings downgrades of assets in our CDOs can negatively impact compliance with the CDOs’ over collateralization tests. Generally, the over collateralization test measures the principal balance of the specified pool of assets in a CDO against the corresponding liabilities issued by the CDO. However, based on ratings downgrades, the principal balance of an asset or of a specified percentage of assets in a CDO may be deemed to be reduced below their current balance to levels set forth in the related CDO documents for purposes of calculating the over collateralization test. As a result, ratings downgrades can reduce the assumed principal balance of the assets used in the over collateralization test relative to the corresponding liabilities in the test, thereby reducing the over collateralization percentage. In addition, actual defaults of assets would also negatively impact compliance with the over collateralization tests. Failure to satisfy an over collateralization test could result in the redirection of cashflows, or, in certain cases, in the potential removal of Newcastle as collateral manager of the affected CDO. We note that we currently have approximately $1 billion of CMBS assets that are under review by S&P and are under downgrade watch. S&P could downgrade some or all of these CMBS assets at any time, and any such downgrade could affect – and possibly materially affect – our future cash flows.

•

Impact of Expected Repayment or Forecasted Sale on Cash Flows – The timing of and proceeds from the repayment or sale of certain investments may be different than expected or may not occur as expected. Proceeds from sales of assets in the current illiquid market environment are unpredictable and may vary materially from their estimated fair value and their carrying value.

Investment Portfolio

The following summarizes our investment portfolio at June 30, 2009 (dollars in millions).

	Outstanding Face Amount	Amortized Cost Basis (1)	Percentage of Amortized Cost Basis	Number of Investments	Credit (2)		Weighted Average Life (years) (3)
Investment (5)
Commercial
CMBS	$2,366	$1,581	44.4%	282	BBB	–	3.6
Mezzanine Loans	755	297	8.3%	23	68%		2.1
B-Notes	310	81	2.3%	11	60%		2.0
Whole Loans	102	67	1.9%	4	45%		1.9

Total Commercial Assets	3,533	2,026	56.9%				3.1

Residential
Manufactured Housing and Residential Mortgage Loans	517	373	10.5%	13,340	694		6.8
Subprime Securities	502	205	5.8%	111	B		4.2
Subprime Retained Securities and Residuals	76	4	0.1%	8	CC/650		1.9
Real Estate ABS	89	69	1.9%	26	BBB		4.7

	1,184	651	18.3%				5.2

FNMA/FHLMC securities	52	52	1.5%	3	AAA		4.0

Total Residential Assets	1,236	703	19.8%				5.2

Corporate
REIT Debt	564	555	15.6%	59	BB+		4.5
Corporate Bank Loans	452	273	7.7%	12	CCC		2.4

Total Corporate Assets	1,016	828	23.3%				3.6

TOTAL / WA	$5,785	$3,557	100.0%				3.6

Reconciliation to GAAP total assets:
Net unrealized loss recorded in accumulated other comprehensive income		(901)
Other assets
Subprime mortgage loans subject to call option (4)		400
Real estate held for sale		10
Cash and restricted cash		145
Other		54

GAAP total assets		$3,265

WA – Weighted average, in all tables.

(1)	Net of impairments.
(2)	Credit represents weighted average of minimum rating for rated assets, LTV (based on the appraised value at the time of purchase) for non-rated commercial assets, FICO score for non-rated residential assets and an implied AAA rating for FNMA/FHLMC securities. Ratings provided above were determined by third party rating agencies as of a particular date, may not be current and are subject to change (including the assignment of a “negative outlook” or “credit watch”) at any time.
(3)	Weighted average life represents the timing of expected principal payments on the asset. For an asset with an expected loss, weighted average life represents the timing of all remaining expected cash flows, both principal and interest payments.
(4)	Our subprime mortgage loans subject to call option are excluded from the statistics because they result from an option, not an obligation, to repurchase such loans, are noneconomic until such option is exercised, and are offset by an equal liability on the consolidated balance sheet.
(5)	The following tables summarize certain supplemental data relating to our investments (dollars in thousands):

CMBS

Deal Vintage (A)	Average Minimum Rating (B)	Number	Outstanding Face Amount	Amortized Cost Basis	Percentage of Amortized Cost Basis	Delinquency 60+/FC/REO (C)	Principal Subordination (D)	Weighted Average Life (years)
Pre 2004	BBB+	77	$400,963	$393,643	24.9%	2.9%	11.7%	3.5
2004	BB+	61	446,969	367,993	23.3%	2.8%	5.4%	4.2
2005	BBB-	55	608,759	288,451	18.2%	1.7%	6.0%	3.8
2006	BBB-	49	461,555	319,283	20.2%	1.4%	9.7%	3.2
2007	BB	40	447,729	211,857	13.4%	2.3%	10.7%	3.1

Total / WA	BBB-	282	$2,365,975	$1,581,227	100.0%	2.1%	8.5%	3.6

(A)	The year in which the securities were issued.
(B)	Ratings provided above were determined by third party rating agencies as of a particular date, may not be current and are subject to change (including the assignment of a “negative outlook” or “credit watch”) at any time.
(C)	The percentage of underlying loans that are 60+ days delinquent, or in foreclosure or considered real estate owned (REO).
(D)	The percentage of the outstanding face amount of securities that is subordinate to our investments.

Mezzanine Loans, B-Notes and Whole Loans

	Mezzanine	B-Note	Whole Loan	Total / WA
Outstanding Face Amount	$755,477	$309,710	$102,053	$1,167,240
Amortized Cost Basis	$296,542	$80,568	$66,763	$443,873
Number	23	11	4	38
Weighted Average First $ Loan to Value (A)	55.8%	48.0%	0.0%	48.8%
Weighted Average Last $ Loan to Value (A)	68.1%	59.9%	44.8%	63.9%
Delinquency (B)	6.0%	30.7%	0.0%	12.0%

(A)	Loan to value is based on the appraised value at the time of purchase.
(B)	The percentage of underlying loans that are non-performing, in foreclosure, under bankruptcy filing or considered real estate owned.

Manufactured Housing Loans

Deal	Outstanding Face Amount	Amortized Cost Basis	Percentage of Amortized Cost Basis	Weighted Average Loan Age (months)	Original Balance	Delinquency 90+/FC/REO (A)	Actual Cumulative Loss to Date
Portfolio I	$180,823	$122,191	37.4%	94	$327,855	1.6%	4.7%
Portfolio II	261,938	204,625	62.6%	123	434,743	1.1%	2.9%

Total / WA	$442,761	$326,816	100.0%	111	$762,598	1.3%	3.6%

(A)	The percentage of loans that are 90+ days delinquent, or in foreclosure or considered real estate owned (REO).

Subprime Securities (A)

	Security Characteristics
Vintage (B)	Average Minimum Rating (C)	Number of Securities	Outstanding Face Amount	Amortized Cost Basis	Percentage of Amortized Cost Basis	Principal Subordination (D)	Excess Spread (E)
2003	BBB+	15	$24,763	$18,248	8.9%	20.5%	4.2%
2004	BB	30	101,920	45,727	22.4%	12.9%	4.4%
2005	B-	45	190,941	49,885	24.4%	20.2%	5.2%
2006	CCC-	14	114,699	45,952	22.5%	17.9%	4.5%
2007	BB+	7	70,013	44,686	21.8%	30.1%	4.7%

Total / WA	B	111	$502,336	$204,498	100.0%	19.6%	4.7%

	Collateral Characteristics
Vintage (B)	Average Loan Age (months)	Collateral Factor (F)	3 month CPR (G)	Delinquency (H)	Cumulative Losses to Date
2003	75	0.11	10.7%	13.7%	2.5%
2004	62	0.15	12.3%	18.0%	2.5%
2005	49	0.26	19.6%	31.4%	6.7%
2006	35	0.59	16.0%	35.0%	7.7%
2007	32	0.73	16.7%	32.4%	6.0%

Total / WA	47	0.37	16.5%	28.8%	5.8%

(A)	Excludes subprime retained securities and residual interests.
(B)	The year in which the securities were issued.
(C)	Ratings provided above were determined by third party rating agencies as of a particular date, may not be current and are subject to change (including the assignment of a “negative outlook” or “credit watch”) at any time.
(D)	The percentage of the outstanding face amount of securities and residual interests that is subordinate to our investments.
(E)	The annualized amount of interest received on the underlying loans in excess of the interest paid on the securities, as a percentage of the outstanding collateral balance.
(F)	The ratio of original unpaid principal balance of loans still outstanding.
(G)	Three month average constant prepayment rate.
(H)	The percentage of underlying loans that are 90+ days delinquent, or in foreclosure or considered real estate owned (REO).

Subprime Retained Securities and Residual Interests

Represents $3.1 million and $0.4 million of amortized cost basis of retained bonds and residual interests, respectively, in the securitizations of Subprime Portfolios I and II. For further information on these securitizations, see Note 4 to our consolidated financial statements included herein.

REIT Debt

Industry	Average Minimum Rating (A)		Number	Outstanding Face Amount	Amortized Cost Basis	Percentage of Amortized Cost Basis
Retail	BB+		17	$163,935	$151,980	27.4%
Diversified	B+		14	151,463	151,857	27.3%
Office	BBB		12	130,219	132,604	23.9%
Multifamily	BBB		4	18,765	17,490	3.1%
Hotel	BBB	–	4	37,220	37,818	6.8%
Healthcare	BBB	–	4	36,600	37,124	6.7%
Storage	A	–	1	5,000	5,084	0.9%
Industrial	BB	–	3	20,865	21,506	3.9%

Total / WA	BB+		59	$564,067	$555,463	100.0%

Corporate Bank Loans

Industry	Average Minimum Rating (A)		Number	Outstanding Face Amount	Amortized Cost Basis	Percentage of Amortized Cost Basis
Real Estate	CC		3	$115,299	$55,803	20.4%
Media	CCC		2	112,000	27,625	10.1%
Retail	B	–	1	97,438	97,438	35.7%
Resorts	BB	–	1	76,406	54,630	20.0%
Restaurant	B		2	19,436	13,755	5.0%
Gaming	CCC		1	3,000	276	0.1%
Transportation	NR		1	27,000	22,275	8.2%
Theatres	B	–	1	1,464	1,388	0.5%

Total / WA	CCC		12	$452,043	$273,190	100.0%

(A)	Ratings provided above were determined by third party rating agencies as of a particular date, may not be current and are subject to change (including the assignment of a “negative outlook” or “credit watch”) at any time.

Debt Obligations

Our debt obligations, as summarized in Note 5 to our consolidated financial statements included herein, existing at June 30, 2009 (gross of $16.1 million of discounts) had contractual maturities as follows (in thousands):

	Nonrecourse	Recourse	Total
Period from July 1, 2009 through December 31, 2009	$118,213	$80,149	$198,362
2010	—	54,093	54,093
2011	195,311	—	195,311
2012	—	—	—
2013	—	—	—
2014	—	—	—
Thereafter	4,685,686	101,700	4,787,386

Total	$4,999,210	$235,942	$5,235,152

Certain of the debt obligations included above are obligations of our consolidated subsidiaries which own the related collateral. In some cases, including the CDO and Other Bonds Payable, such collateral is not available to other creditors of ours.

Our non-CDO debt obligations contain various customary loan covenants. We were in compliance with all the covenants in our non-CDO financings as of June 30, 2009.

Our Other Bonds Payable are collateralized by two portfolios of manufactured housing loans. In January 2009, the debt for one of the portfolios of manufactured housing loans ($118.2 million outstanding at June 30, 2009) became callable at the option of the lender, and is reflected as due on July 1, 2009 in the table above. The principal and interest payments from the underlying loans, net of expenses and payments related to interest rate swap contracts, are used to repay the outstanding debt on a monthly basis.

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

In February 2009, we renegotiated the terms of a repurchase agreement financing our investment in a real estate related loan. Under the amended terms of the repurchase agreement, certain debt covenants relating to a concentration limit and equity requirements, as well as the mark-to-market (margin posting) requirement were removed.

In March 2009, we renegotiated the terms of a repurchase agreement financing our investment in a real estate related loan. Under the amended terms of the repurchase agreement, the mark-to-market (margin posting) provisions and certain financial covenants relating to net worth and leverage ratio were removed. Newcastle also agreed not to enter into any new debt financings subject to margin calls other than to finance FNMA/FHLMC securities.

In April 2009, we repurchased $29.5 million face amount of two classes of CDO bonds for $2.4 million. As a result, we extinguished $29.5 million face amount of CDO debt and recorded a gain on extinguishment of debt of $26.8 million in the second quarter of 2009.

On April 30, 2009, we entered into an exchange agreement with several collateralized debt obligations managed by a third party pursuant to which we agreed to exchange newly issued junior subordinated notes due in 2035 with an initial aggregate principal amount of $101.7 million (the “Notes”) for $100 million in aggregate liquidation amount of trust preferred securities that were previously issued by a subsidiary of us (the “TRUPs”) and were owned by the third party. The Notes accrue interest at a rate of 1.0% per year for a maximum of six quarters, beginning on February 1, 2009 and the aggregate principal amount of the Notes will increase to $104.9 million by July 31, 2010. Subsequent to that period, the rate reverts to that which we were required to pay on the TRUPs (7.574% through April 2016 and at a floating rate of 3-month LIBOR plus 2.25% thereafter). In conjunction with the exchange, the TRUPs were cancelled and we pledged 100% of our equity interests in NIC TP LLC, a special purpose subsidiary that holds our participation in a loan and related deposit account, which were valued at $3.6 million on June 30, 2009, as collateral. The pledged collateral will be released at the end of the interest rate modification period. Under the provisions of SFAS 15, this exchange is considered a troubled debt restructuring which requires us to account for the effect of the interest modification prospectively and to record expenses related to the modification immediately through earnings.

The following table summarizes our CDO financings as of June 30, 2009 (dollars in thousands). The amounts reflect data at the CDO level which is unconsolidated and thus is different from the GAAP balance sheet due to intercompany amounts eliminated in consolidation.

	CDO IV			CDO V			CDO VI			CDO VII			CDO VIII			CDO IX			CDO X			Total / Weighted Average
Balance Sheet:
Asset Face Amount	$427,521			$513,201			$490,375			$512,032			$918,008			$807,045			$1,413,474			$5,081,656

Asset Amortized Cost Basis	$382,918			$428,450			$327,997			$224,713			$485,317			$412,896			$1,047,578			$3,309,869
Debt Carrying Value	387,289			452,438			438,210			453,746			762,101			636,389			1,286,980			4,417,153

Invested Equity(1)	$—			$—			$—			$—			$—			$—			$—			$—

Quarterly Net Cash Receipts(2)	$2,428			$3,464			$152			$158			$4,006			$4,234			$7,860			$22,302
Collateral Composition(3):
CMBS	59.1%	BB+		63.2%	BB+		64.8%	BB+		65.1%	BBB	–	19.9%	BB+		10.9%	BB+		59.1%	BBB		46.0%
REIT Debt	22.1%	BBB	–	15.5%	BBB	–	10.4%	BBB	–	13.1%	BBB		3.3%	D		0.0%	—		17.1%	BB+		11.1%
ABS	14.2%	A	–	19.6%	BBB	–	16.6%	B	–	19.6%	CCC+		7.2%	BB	–	0.0%	—		15.0%	BBB	–	12.2%
Bank Loans	2.3%	CCC	–	0.0%	—		7.9%	CCC+		2.1%	C		17.3%	CCC+		23.6%	CCC		3.1%	CCC		8.9%
Mezzanine Loans / B-Notes	2.3%	BB+		0.0%	—		0.0%	—		0.0%	—		42.3%	CCC+		61.8%	B	–	0.0%	—		17.6%
CDO	0.0%	—		0.0%	—		0.0%	—		0.0%	—		9.9%	B		1.8%	BB	–	2.9%	CC		2.9%
Restricted Cash	0.0%	—		1.7%	—		0.3%	—		0.1%	—		0.1%	—		1.9%	—		2.8%	—		1.3%

Total	100.0%	BB+		100.0%	BB+		100.0%	BB		100.0%	BB		100.0%	B		100.0%	B	–	100.0%	BBB	–	100.0%

CDO Overview:
Effective Date	Sep-04			Feb-05			Aug-05			Jan-06			Mar-07			Jul-07			Dec-07
Reinvestment Period Ends(4)	Mar-09			Sep-09			Apr-10			Dec-10			Nov-11			May-12			Jul-12
Optional Call Date(5)	Jun-17			Dec-07			May-08			Jan-09			Dec-09			Jun-10			Aug-10
Auction Call Date(6)	Mar-14			Sep-14			Apr-15			Dec-15			Nov-16			May-17			Jul-17
Avg Debt Spread (bps)(7)	52			45			38			46			46			60			36			45
Asset Weighted Average Life	3.8			3.9			4.1			4.2			3.6			2.4			3.9			3.6
Debt Weighted Average Life	3.3			3.7			4.4			6.2			4.4			5.7			5.8			5.0
CDO Cashflow Triggers(8):
Over Collateralization(9)
On the Effective Date	109.4%			110.0%			111.9%			113.4%			113.2%			116.1%			109.8%
Current	106.5%			110.2%			95.9%			90.8%			113.1%			110.3%			105.1%
Trigger	105.9%			107.5%			109.3%			110.9%			108.7%			108.0%			101.5%
Interest Coverage
Current	215.3%			264.8%			288.5%			228.6%			408.4%			321.0%			242.8%
Trigger	106.0%			106.0%			106.0%			106.0%			106.0%			103.0%			107.0%

See notes next page.

(1)	Given the non-recourse nature of our CDO liabilities, invested equity cannot be less than zero. As of period end, our GAAP equity in our CDOs was $1.1 billion in the aggregate lower than our invested equity due to impairment recorded in excess of our maximum possible economic loss.
(2)	Represents net cash received from each CDO based on all of our interests in such CDO (including senior management fees). Cash receipts for the quarter-ended June 30, 2009 included $7.5 million of non-recurring prepayment fees and may not be indicative of cash receipts for subsequent periods. See Cautionary Note Regarding Forward Looking Statements for risk and uncertainties that could cause our receipts for subsequent periods to differ materially from these amounts. We note that we currently have approximately $1 billion of CMBS assets that are under review by S&P and are under downgrade watch. S&P could downgrade some or all of these CMBS assets at any time, and any such downgrade could affect – and possibly materially affect – our future cash flows.
(3)	Collateral composition is calculated as a percentage of the face amount of collateral and includes CDO bonds of $147.1 million and other bonds of $67.3 million issued by Newcastle, which are eliminated in consolidation. Also reflected are weighted average credit ratings, which were determined by third party rating agencies as of a particular date, may not be current and are subject to change (including the assignment of a “negative outlook” or “credit watch”) at any time.
(4)	Our CDO financings typically have a 5 year reinvestment period. Generally, after such period ends, principal payments on the collateral are used to paydown the most senior debt outstanding. Prior to the end of the reinvestment period, principal payments received on the collateral are reinvested.
(5)	At the option call date, Newcastle, as the equity holder, has the right to payoff the CDO bonds at their related redemption price. The funds needed to pay the debt could be raised either through a sale or refinancing of the collateral.
(6)	At the auction call date, there is a mandatory auction of the assets. If the prices are sufficient to pay off the outstanding CDO bonds, the assets will be sold and the CDO bonds will be redeemed.
(7)	Debt spread represents the spread above the benchmark interest rate (LIBOR or U.S. Treasuries) that Newcastle pays on its debt.
(8)	Each of our CDO financings contains tests that measure the amount of over collateralization and excess interest in the transaction. Failure to satisfy these tests would cause the principal and/or interest cashflow that would otherwise be distributed to more junior classes of securities (including those held by Newcastle) to be redirected to pay down the most senior class of securities outstanding until the tests are satisfied. As a result, our cash flow and liquidity are negatively impacted upon such a failure, and the impact could be material. Each CDO contains tests at various over collateralization and interest coverage percentage levels. The trigger percentages identified above represent the first threshold at which cashflows would be redirected as described in this footnote. The data presented is as of the most recent remittance date on or before June 30, 2009 and may change or have changed subsequent to that date. In addition, our CDOs may also contain specific over collateralization tests that, if failed, can result in the occurrence of an event of default or our being removed as collateral manager of the CDO. Failure of the over collateralization tests can also cause a “phantom income” issue if cash that constitutes income is diverted to pay down debt instead of distributed to us. As of August 5, 2009, CDOs VI and VII, were not in compliance with their applicable over collateralization tests and, consequently, we are not receiving cash flows from these CDOs (other than senior management fees). Based upon our current calculations, we expect these portfolios to remain out of compliance for the foreseeable future. Moreover, given current market conditions, it is possible that all of our CDOs could be out of compliance with their over collateralization tests as of one or more measurement dates within the next twelve months. Our ability to rebalance will depend upon the availability of suitable securities, market prices, whether the reinvestment period of the applicable CDO has ended, and other factors that are beyond our control, such rebalancing efforts may be extremely difficult given current market conditions and we cannot assure you that we will be successful in our rebalancing efforts. If the liabilities of our CDOs are downgraded by Moody’s to certain predetermined levels, our discretion to rebalance the applicable CDO portfolios may be negatively impacted. Moreover, if we bring these coverage tests into compliance, we cannot assure you that they will not fall out of compliance in the future or that we will be able to correct any noncompliance.
(9)	Ratings downgrades of assets in our CDOs can negatively impact compliance with the over collateralization tests. Generally, the over collateralization test measures the principal balance of the specified pool of assets in a CDO against the corresponding liabilities issued by the CDO. However, based on ratings downgrades, the principal balance of an asset or of a specified percentage of assets in a CDO may be deemed reduced below their current balance to levels set forth in the related CDO documents for purposes of calculating the over collateralization test. As a result, ratings downgrades can reduce the principal balance of the assets used in the over collateralization test relative to the corresponding liabilities in the test, thereby reducing the over collateralization percentage. In addition, actual defaults of an asset would also negatively impact compliance with the over collateralization tests. Failure to satisfy an over collateralization test could result in the redirection of cashflows as described in footnote 9 above or, in certain instances, our removal as manager of the applicable portfolio.

Stockholders’ Equity

Common Stock

The following table presents information on shares of our common stock issued during the six months ended June 30, 2009:

Shares Issued	Range of Issue Prices (1)	Net Proceeds (millions)	Option Granted to Manager
116,285	N/A (2)	$0.0	N/A

(1)	Excludes prices of shares issued pursuant to the exercise of options and of shares issued to our independent directors.
(2)	The only shares issued during this period were to our independent directors.

At June 30, 2009, we had 52,905,335 shares of common stock outstanding.

As of June 30, 2009, our outstanding options had a weighted average strike price of $26.64 and were summarized as follows:

Held by the Manager	1,612,772
Issued to the Manager and subsequently transferred to certain of the Manager’s employees	871,837
Held by the independent directors and former directors	14,000

Total	2,498,609

As of June 30, 2009, approximately 5.0 million shares of our common stock were held by our manager, through affiliates, and its principals.

No dividends were declared with respect to our common stock related to the six months ended June 30, 2009.

Preferred Stock

As of June 30, 2009, $9.0 million of dividends on Newcastle’s cumulative preferred stock were unpaid and in arrears.

Accumulated Other Comprehensive Income (Loss)

During the six months ended June 30, 2009, our accumulated other comprehensive income (loss) changed due to the following factors (in thousands):

	Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Securities	Total Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss), December, 31, 2008	$(314,323)	$6,750	$(307,573)
Net unrealized gain (loss) on securities	—	49,531	49,531
Reclassification of net realized (gain) loss on securities into earnings	—	331,891	331,891
Net unrealized gain (loss) on derivatives designated as cash flow hedges	108,817	—	108,817
Reclassification of net realized (gain) loss on derivatives designated as cash flow hedges into earnings	2,517	—	2,517
Reclassification adjustment upon adoption of FSP 115-2 and 124-2 (discussed above)	—	(1,288,924)	(1,288,924)

Accumulated other comprehensive (loss), June 30, 2009	$(202,989)	$(900,752)	$(1,103,741)

Our GAAP equity changes as our real estate securities portfolio and derivatives are marked to market each quarter, among other factors. The primary causes of mark to market changes are changes in interest rates and credit spreads. During the six months ended June 30, 2009, a net widening of credit spreads has resulted in a net increase in unrealized losses on our real estate securities and derivatives.

See “- Market Considerations” above for a further discussion of recent trends and events affecting our unrealized gains and losses as well as our liquidity.

Cash Flow

Operating Activities

Net cash flow provided by operating activities decreased to $49.6 million for the six months ended June 30, 2009 from $75.8 million for the six months ended June 30, 2008. This change primarily resulted from the acquisition and settlement of our investments as described above, and the performance thereof.

Operating Activities – Direct Method Comparison

Cash interest received for investments in securities and loans decreased approximately $75.1 million as a result of lower average interest earning securities and loans balance of $5.8 billion for the six months ended June 30, 2009 compared to $6.7 billion for the six months ended June 30, 2008 and a decrease in the weighted average interest rate to 5.05% from 6.04% for the six months ended June 30, 2009 and June 30, 2008, respectively. The lower asset balance is primarily the result of paydowns and a higher volume of asset sales.

Cash received from interest earned on cash balances decreased approximately $2.8 million as a result of lower cash balances.

Cash received from our investment in an operating real estate joint venture decreased by $7 million due to the sale of our interest in the second quarter of 2008.

Cash interest paid decreased approximately $59.2 million due to a lower average debt balance of $4.9 billion for the six months ended June 30, 2009 compared to $5.8 billion for the six months ended June 30, 2008 and a decrease in the weighted average funding cost, including the effect of hedges to 3.46% from 4.53% for the six months ended June 30, 2009 and June 30, 2008, respectively.

Investing Activities

Investing activities provided $164.5 million and $1,383.6 million during the six months ended June 30, 2009 and 2008, respectively. Investing activities consisted primarily of investments made in certain real estate securities, loans and other real estate related assets, offset by proceeds from the sale or settlement of investments.

Financing Activities

Financing activities provided (used) ($197.2) million and ($1,333.4) million during the six months ended June 30, 2009 and 2008, respectively. The return of restricted cash from refinancing activities and return of margin deposits served as the primary sources of cash flow from financing activities. Offsetting uses included the repayment of debt as described above and the payment of related deferred financing costs.

See the consolidated statements of cash flows included in our consolidated financial statements for a reconciliation of our cash position for the periods described.

INTEREST RATE, CREDIT AND SPREAD RISK

We are subject to interest rate, credit and spread risk with respect to our investments. These risks are further described in “Quantitative and Qualitative Disclosures About Market Risk.”

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2009, we had two material off-balance sheet arrangements. We believe that these off-balance sheet structures presented the most efficient and least expensive form of financing for these assets at the time they were entered, and represented the most common market-accepted method for financing such assets.

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

•	We have made investments in three unconsolidated subsidiaries, two of which are dormant at June 30, 2009.

In each case, our exposure to loss is limited to the carrying (fair) value of our investment.

CONTRACTUAL OBLIGATIONS

During the first six months of 2009, we had all of the material contractual obligations referred to in our annual report on Form 10-K for the year ended December 31, 2008, excluding the debt which was repaid or repurchased and the related hedges which were terminated, as described in “– Liquidity and Capital Resources,” as well as the following:

Contract Category	Change
Repurchase agreements	As described above, we modified the terms of several debt agreements.

Junior subordinated notes	As described above, we modified the terms of the junior subordinated notes issued by us.

Loan commitment	As described above, Newcastle’s and its CDOs’ future funding commitments with respect to the commercial construction loan were terminated.

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

AFFO is calculated as follows (in thousands):

	For the Six Months Ended June 30,
	2009	2008
Income (loss) applicable to common stockholders	$(289,597)	$(131,935)
Operating real estate depreciation	(124)	—

Adjusted Funds from Operations (AFFO)	$(289,721)	$(131,935)

Adjusted Funds from Operations was derived from our segments as follows (in thousands):

	Book Equity at June 30, 2009	AFFO for the Six Months Ended June 30, 2009	AFFO for the Three Months Ended June 30, 2009
CDOs	$(1,066,267)	$(247,813)	$(43,681)
Other nonrecourse	(4,927)	13,144	22,176
Recourse	19,340	(25,571)	(9,809)
Unlevered	11,543	(5,017)	(3,012)
Unallocated (1)	(191,111)	(24,464)	(13,048)

Total (2)	(1,231,422)	$(289,721)	$(47,374)

Preferred stock	152,500
Accumulated depreciation	(868)
Accumulated other comprehensive income (loss)	(1,103,741)

Net GAAP equity	$(2,183,531)

(1)	Unallocated AFFO represents ($6,751) of preferred dividends, ($4,044) of interest expense on our junior subordinated notes payable, and ($13,669) of corporate general and administrative expenses and management fees for the six months ended June 30, 2009.
(2)	Invested common equity is equal to GAAP equity excluding preferred stock, accumulated depreciation and accumulated other comprehensive income (loss).

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

As of June 30, 2009, a 100 basis point increase in short term interest rates would decrease our earnings by approximately $0.1 million per annum, assuming a static portfolio of current investments and financings.

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

As of June 30, 2009, a 100 basis point change in short term interest rates would impact our net book value by approximately $64.8 million, assuming a static portfolio of current investments and financings.

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

As of June 30, 2009, a 25 basis point movement in credit spreads would impact our net book value by approximately $19.5 million, assuming a static portfolio of current investments and financings, but would not directly affect our earnings or cash flow.

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

Trends

See “- Market Considerations” above for a further discussion of recent trends and events affecting our liquidity, unrealized gains and losses.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act” )) as of the end of the period covered by this report. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information is recorded, processed, summarized and reported accurately and on a timely basis. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

(b)	Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are or may be involved in various disputes and litigation matters that arise in the ordinary course of business. The Company is not party to any material legal proceedings as of the date on which this report is filed.

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

The counterparty risks that we face have increased in complexity and magnitude as a result of the deterioration of conditions in the financial markets and weakening or insolvency of a number of major financial institutions (such as Bear Stearns, Lehman Brothers, Merrill Lynch, Citigroup and AIG). For example, the consolidation and elimination of counterparties has increased our concentration of counterparty risk and decreased the universe of potential counterparties. We currently finance all of our FNMA/FHLMC securities under a repurchase agreement with one counterparty. If this counterparty elected not to roll this repurchase agreement, it is likely that we would not be able to find a replacement counterparty, which could negatively impact us in a number of ways, including forcing us to sell these securities at distressed prices and use cash on hand to make up for any additional amounts needed to repay the counterparty. Moreover, because we currently hold our FNMA/FHLMC securities mainly to maintain our exemption under the Investment Company Act, the sale of these securities may, if we are unable to return to compliance, require us to register as an investment company or cause us to lose our REIT status, either of which would negatively impact us in a number of ways described below. In addition, counterparties have generally reacted to the ongoing market volatility by tightening their underwriting standards and increasing their margin requirements for all categories of financing, which has negatively impacted us in several ways, including, decreasing the number of counterparties willing to provide financing to us, decreasing the overall amount of leverage available to us, and increasing the costs of borrowing. As a result, we currently finance all of our assets not held in CDOs with a very concentrated number of counterparties. If one or more of these counterparties elected not to continue to provide financing to us, we would likely not be able to find substitute financing in a timely manner or on economical terms, which could, in turn, significantly harm our ability to conduct our business, our financial condition and results of operations.

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

Risks Relating to Our Business

Challenging market conditions will likely continue to negatively impact our business, results of operations and financial condition, including liquidity.

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

Changes in these factors are difficult to predict, and a change in one factor can affect other factors. For example, during 2007, increased default rates in the subprime mortgage market played a role in causing credit spreads to widen, reducing availability of credit on favorable terms, reducing liquidity and price transparency of real estate related assets, resulting in difficulty in obtaining accurate mark-to-market valuations, and causing a negative perception of the state of the real estate markets and of REITs generally. These conditions worsened during 2008 as a result of the ongoing global credit and liquidity crisis and continue to have a significantly negative impact on our results of operations and financial condition. We do not currently know the full extent to which this market disruption will affect us or the markets in which we operate, and we are unable to predict its length or ultimate severity. If the challenging conditions continue, we may experience challenges maintaining sufficient liquidity, additional impairment charges as well as additional challenges in raising capital and obtaining investment or other financing on attractive terms or at all. In addition, if current market conditions continue or deteriorate, we could experience a rapid, significant deterioration of our liquidity, business, results of operations and financial condition and possibly be obliged to file for protection under the United States Bankruptcy Code.

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

We are currently party to non-FNMA/FHLMC recourse financing agreements that require us to make cash payments at periodic intervals. During the period from August 6, 2009 through June 30, 2010, we are required to make principal payments under these financing agreements of approximately $62.9 million. Events could occur or circumstances could arise, which we may not be able to foresee, that may cause us to be unable to make these cash payments when they become due. Failure to make the payments required under our financing documents would give the lenders the right to require us to repay all amounts owed to them under the applicable financing immediately. If the lender exercises this right, we likely would not have sufficient cash on hand to repay such amounts, which would cause a rapid deterioration in our financial condition and could necessitate a filing for protection under the United States Bankruptcy Code.

The use of CDO financings with coverage tests may have a negative impact on our operating results and cash flows.

We have retained, and may in the future retain, subordinate classes of bonds issued by certain of our subsidiaries in our CDO financings. Each of our CDO financings contains tests that measure the amount of over collateralization and excess interest in the transaction. Failure to satisfy these tests would result in principal and/or interest cash flow that would otherwise be distributed to more junior classes of securities (including those held by Newcastle) to be redirected to pay down the most senior class of securities outstanding until the tests are satisfied. As a result, failure to satisfy the coverage tests could adversely affect our operating results and cash flows by temporarily or permanently directing funds that would otherwise come to us to holders of the senior classes of bonds. In addition, the redirected funds would be used to pay down financing which currently bears an attractive rate, thereby reducing our future earnings from the affected CDO. The ratings assigned to the assets in each CDO affect the results of the tests governing whether a CDO can distribute cash to the various classes of securities in the CDO. As a result, ratings downgrades of the assets in a CDO can result in a CDO failing its tests and thereby cause us not to receive cash flows from the affected CDO. We note that we currently have approximately $1 billion of CMBS assets that are under review by S&P and are under downgrade watch. S&P could downgrade some or all of these CMBS assets at any time, and any such downgrade could affect – and possibly materially affect – our future cash flows. As of August 5, 2009, CDOs VII and VIII were not in compliance with their applicable over collateralization tests and, consequently, we are not receiving cash flows from these CDOs (other than senior management fees). Based upon our current calculations, we expect these to remain out of compliance for the foreseeable future. Moreover, given current market conditions, it is possible that all of our CDOs could be out of compliance with their over collateralization tests as of one or more measurement dates within the next twelve months. Our ability to rebalance will depend upon the availability of suitable securities, market prices, whether the reinvestment period of the applicable CDO has ended, and other factors that are beyond our control, such rebalancing efforts may be extremely difficult given current market conditions and we cannot assure you that we will be successful in our rebalancing efforts. If the liabilities of our CDOs are downgraded by Moody’s to certain predetermined levels, our discretion to rebalance the applicable CDO portfolios may be negatively impacted. Moreover, if we bring these coverage tests into compliance, we cannot assure you that they will not fall out of compliance in the future or that we will be able to correct any noncompliance. Failure of the over collateralization tests can also cause a “phantom income” issue if cash that constitutes income is diverted to pay down debt instead of distributed to us. For more information regarding noncompliance with the terms of certain of our CDO financings in the near future, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources” and “–Debt Obligations.”

We may experience an event of default or the removal of us as collateral manager under one or more of our CDOs, which would negatively affect us in a number of ways.

The documentation governing our CDOs specify certain events of default, which, if they occur, would negatively affect us. Events of default include, among other things, failure to pay interest on senior classes of securities within the CDO, breaches of covenants, representations or warranties, bankruptcy, and failure to satisfy specific over collateralization and interest coverage tests. If an event of default occurs under any of our CDOs, it would negatively affect our cash flows, business, results of operations and financial condition.

In addition, we can be removed as manager of a CDO if certain events occur, including the failure to satisfy specific over collateralization and interest coverage tests, failure to satisfy certain “key man” requirements or an event of default occurring for the failure to pay interest on the related senior classes of securities of the CDO. If we are removed as collateral manager, we would no longer receive management fees from — and no longer be able to manage the assets of — the applicable CDO, which would negatively affect our cash flows, business, results of operations and financial condition.

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

The lenders under any repurchase agreements that we may enter into from time to time may elect not to extend financing to us, which could quickly and seriously impair our liquidity.

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

Our counterparties are not required to roll our repurchase agreements upon the expiration of the stated terms, which subjects us to a number of risks. As we have experienced recently and may experience in the future, counterparties electing to roll our repurchase agreements may charge higher spread and impose more onerous terms upon us, including the requirement that we post additional margin as collateral. More significantly, if a repurchase agreement counterparty elects not to extend our financing, we would be required to pay the counterparty the full repurchase price on the maturity date and find an alternate source of financing. Alternate sources of financing may be more expensive, contain more onerous terms or simply may not be available. If we were unable to pay the repurchase price for any security financed with a repurchase agreement, the counterparty has the right to sell the underlying security being held as collateral and require us to compensate them for any shortfall between the value of our obligation to the counterparty and the amount for which the collateral was sold (which may be sold at a significantly discounted price). As of June 30, 2009, we had $44.6 million in repurchase agreement obligations relating to FNMA/FHLMC securities. Moreover, all of our FNMA/FHLMC securities are financed under a repurchase agreement with one counterparty. If this counterparty elected not to roll this repurchase agreement, it is likely that we would not be able to find a replacement counterparty in a timely manner. If one or more of our repurchase agreement counterparties elected not to roll our existing repurchase agreements, such nonrenewal could increase our cost of financing, significantly reduce our liquidity and force us to sell assets at a loss, each of which would cause a rapid deterioration in our financial condition and possibly necessitate a filing for protection under the United States Bankruptcy Code.

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

We face a heightened risk of delinquency and loss from our investment in subprime mortgage loans. Subprime mortgage loans are generally loans to credit impaired borrowers and borrowers that are ineligible to qualify for loans from conventional mortgage sources due to loan size, lower credit characteristics or documentation standards. As of June 30, 2009, our subprime mortgage holdings totaled $153.7 million, or 4.7% of our assets. Loans to lower credit grade borrowers generally experience higher-than-average default and loss rates than do loans to borrowers with better credit characteristics. Material differences in the defaults, loss severities and/or prepayments on the subprime mortgage loans we acquire (or on the manufactured housing loans we acquire) from what we estimate in connection with our underwriting of the acquisition of such loans would cause reductions in our income and adversely affect our operating results, both with respect to unsecuritized loans and loans that we have securitized or otherwise financed on a long term match funded basis. We cannot assure you that our underwriting criteria will afford adequate protection against the higher risks associated with loans made to lower credit grade borrowers. If we underestimate the extent of losses that our loans will incur, then our business, financial condition, liquidity and results of operations will be adversely impacted. We have recently experienced increased default rates on our subprime mortgage loans.

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

Fixed rate securities and loans are valued based on a market credit spread over the rate payable on fixed rate U.S. Treasuries of like maturity. Floating rate securities and loans are valued based on a market credit spread over LIBOR and are affected similarly by changes in LIBOR spreads. Excessive supply of these securities combined with reduced demand will generally cause the market to require a higher yield on these securities and loans, resulting in the use of a higher, or “wider,” spread over the benchmark rate to value such securities. Under such conditions, the value of our real estate securities and loan portfolios would tend to decline. Conversely, if the spread used to value such securities were to decrease, or “tighten,” the value of our real estate securities portfolio would tend to increase. Such changes in the market value of our real estate securities and loan portfolios may affect our net equity, net income or cash flow directly through their impact on unrealized gains or losses on available for sale securities, and therefore our ability to realize gains on such securities, or indirectly through their impact on our ability to borrow and access capital. During 2008 through the first half of 2009, credit spreads widened substantially. This widening of credit spreads caused the net unrealized gains on our securities, loans and derivatives, recorded in accumulated other comprehensive income or retained earnings, and therefore our book value per share, to decrease and resulted in net losses.

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

As has been widely publicized, the SEC and other regulatory bodies that establish the accounting rules applicable to us have recently proposed or enacted a wide array of changes to current accounting rules. Moreover, these regulators may propose additional changes in the future of which we are not currently aware. Changes to accounting rules that apply to us could significantly impact our business or our reported financial performance in negative ways that we cannot predict or prepare against. We cannot predict whether any changes to current account rules will occur or what impact any codified changes will have on our business, results of operation or financial condition.

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

The New York Stock Exchange (“NYSE”) requires companies who list their shares on the exchange to comply with the NYSE’s regulations, a portion of which are referred to as the continued listing standards. As previously disclosed, on January 26, 2009, Newcastle received a notification from the NYSE that the Company was not in compliance with one of the NYSE’s continued listing standards, which requires that the average closing price of the Company’s common shares equal at least $1.00 per share over a 30 consecutive trading-day period. Under NYSE rules (as recently revised), the Company has until December 2009 to bring its 30-day average closing common share price above $1.00 per share in order to avoid the delisting of its common shares. While the Company notified the NYSE of its intent to cure this deficiency, the Company cannot provide any assurance that it will be able to do so. If the Company does not bring the average closing price of its common shares above $1.00 within the cure period, the NYSE will likely delist both the Company’s common stock as well as its preferred stock. If this delisting occurs, then shares of the Company’s common stock and preferred stock will likely trade on a less active trading platform, which would almost certainly decrease the trading activity of the Company’s common and preferred stock. This could make it difficult to sell shares and could cause the market volume of the shares trading to decline.

Even if the Company is able to cure the compliance deficiency described above, the Company could fail other tests under the NYSE’s continued listing standards such as the requirement that the Company maintain its status as a REIT or that its global market capitalization be not less than $15 million during any consecutive 30-day trading period. As of August 5, 2009, the Company’s average market capitalization over the most-recent consecutive 30-day trading period was approximately $30.8 million. If the Company fails either of these tests, the NYSE will promptly delist the Company’s common stock and preferred stock. Moreover, the NYSE has the right to delist the Company’s common stock and preferred stock with little or no notice if the NYSE deems it appropriate to do so. As a result, the Company cautions readers that its common stock and/or preferred stock could be delisted from the NYSE with little advance warning, and such delisting could occur in the near future.

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

We did not pay dividends on our common stock for the fourth fiscal quarter of 2008 or the first and second fiscal quarters of 2009. While we are required to make distributions in order to maintain our REIT status (as described above under “–We may be unable to generate sufficient revenue from operations to pay our operating expenses and to pay distributions to our stockholders”), we may elect not to maintain our REIT status, in which case we would no longer be required to make such distributions. Moreover, even if we do elect to maintain our REIT status, we may elect to comply with the applicable requirements by, after completing various procedural steps, distributing, under certain circumstances, up to 90% of the required amount in the form of common shares in lieu of cash. If we elect not to maintain our REIT status or to satisfy any required distributions in common shares in lieu of cash, such action could negatively affect our business and financial condition as well as the price of both our common and preferred shares. No assurance can be given that we will pay any dividends on our common shares in the future.

In addition, in the fourth fiscal quarter of 2008 and the first and second fiscal quarters of 2009, our board of directors elected not to declare any of the specified dividends on our three series of preferred stock. Until we pay all accrued dividends on our preferred shares, we cannot pay any dividends on our common shares, pay any consideration to repurchase or otherwise acquire shares of our common stock or redeem any shares of any series of our preferred stock without redeeming all of our outstanding preferred shares in accordance with the governing documentation. Moreover, if we do not pay dividends on any series of preferred stock for six or more periods, then holders of each affected series obtain the right to call a special meeting and elect two members to our board of directors. Consequently, failure to pay dividends on our preferred shares restricts the actions that we may take with respect to our common and preferred shares and could affect the composition of our board and, thus, the management of our business. No assurance can be given that we will pay any dividends on any series of our preferred shares in the future.

Shares eligible for future sale may adversely affect our common stock price.

Sales of our common stock or other securities in the public or private market, or the perception that these sales may occur, could cause the market price of our common stock to decline. This could also impair our ability to raise additional capital through the sale of our equity securities. Under our certificate of incorporation, we are authorized to issue up to 500,000,000 shares of common stock, of which 52,905,335 shares of common stock were outstanding as of August 5, 2009. We cannot predict the size of future issuances of our common stock or other securities or the effect, if any, that future sales and issuances would have on the market price of our common stock.

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

On May 27, 2009, the Company held its Annual Meeting of Shareholders at which the shareholders voted upon (i) the election of Stuart A. McFarland and Peter M. Miller to the Board of Directors as Class I directors for three-year terms and (ii) the ratification of the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the 2009 fiscal year.

The shareholders elected both directors and approved the ratification of the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the 2009 fiscal year. The number of votes cast for or against and the number of abstentions with respect to each matter voted upon, as applicable is set forth below (broker non-votes do not apply to these proposals):

Proposal	For	Against	Abstain
Election of Directors
Stuart A. McFarland	43,396,670	—	2,037,274
Peter M. Miller	43,428,094	—	2,005,850
Ratification of the Appointment of Independent Registered Public Accounting Firm	44,639,256	559,503	235,185

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Articles of Amendment and Restatement (incorporated by reference to the Registrant’s Registration Statement on Form S-11 (File No. 333-90578), Exhibit 3.1).

3.2	Articles Supplementary Relating to the Series B Preferred Stock (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003, Exhibit 3.3).

3.3	Articles Supplementary Relating to the Series C Preferred Stock (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 3.3, filed on October 25, 2005).

3.4	Articles Supplementary Relating to the Series D Preferred Stock (incorporated by reference to the Registrant’s Report on Form 8-A, Exhibit 3.1, filed on March 14, 2007).

3.5	Amended and Restated By-laws (incorporated by reference to the Registrant’s Registration Statement on Form 8-K, Exhibit 3.1, filed on May 5, 2006).

4.1	Rights Agreement between the Registrant and American Stock Transfer and Trust Company, as Rights Agent, dated October 16, 2002 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2002, Exhibit 4.1).

4.2	Junior Subordinated Indenture between Newcastle Investment Corp. and The Bank of New York Mellon Trust Company, National Association, dated April 30, 2009 (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 4.1, filed on May 4, 2009).

4.3	Pledge and Security Agreement between Newcastle Investment Corp. and The Bank of New York Mellon Trust Company, National Association, as trustee, dated April 30, 2009 (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 4.2, filed on May 4, 2009).

4.4	Pledge, Security Agreement and Account Control Agreement among Newcastle Investment Corp., NIC TP LLC, as pledgor, and The Bank of New York Mellon Trust Company, National Association, as bank and trustee, dated April 30, 2009 (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 4.3, filed on May 4, 2009).

10.1	Amended and Restated Management and Advisory Agreement by and among the Registrant and Fortress Investment Group LLC, dated June 23, 2003 (incorporated by reference to the Registrant’s Registration Statement on Form S-11 (File No. 333-106135), Exhibit 10.1).

10.2	Newcastle Investment Corp. Nonqualified Stock Option and Incentive Award Plan Amended and Restated Effective as of February 11, 2004 (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, Exhibit 10.2).

10.3	Exchange Agreement between Newcastle Investment Corp. and Taberna Preferred Funding IV, Ltd., Taberna Preferred Funding V, Ltd., Taberna Preferred Funding VI, Ltd. and Taberna Preferred Funding VII, Ltd., dated April 30, 2009 (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.1, filed on May 4, 2009).

21.1	Subsidiaries of the Registrant (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, Exhibit 21.1)

31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

NEWCASTLE INVESTMENT CORP.

August 10, 2009

By:	/s/ Kenneth M. Riis
Kenneth M. Riis
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Kenneth M. Riis
Kenneth M. Riis
Chief Executive Officer and President

August 10, 2009

By:	/s/ Brian C. Sigman
Brian C. Sigman
Chief Financial Officer

August 10, 2009