Form 10-Q
period 2009-09-30
NEWCASTLE INVESTMENT CORP
filed 2009-11-09
CIK 1175483

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

Common stock, $0.01 par value per share: 52,905,335 shares outstanding as of November 4, 2009.

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

NEWCASTLE INVESTMENT CORP.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	September 30, 2009 (Unaudited)	December 31, 2008
Assets
Real estate securities, available for sale	$1,761,209	$1,668,748
Real estate related loans, held for sale, net	606,504	843,212
Residential mortgage loans, held for sale, net	368,939	409,632
Subprime mortgage loans subject to call option	401,713	398,026
Investments in unconsolidated subsidiaries	173	384
Operating real estate, held for sale	10,116	11,866
Cash and cash equivalents	73,249	49,746
Restricted cash	140,728	44,282
Receivables and other assets	36,276	47,727

	$3,398,907	$3,473,623

Liabilities and Stockholders’ Equity (Deficit)
Liabilities
CDO bonds payable	$4,111,136	$4,359,981
Other bonds payable	315,845	380,620
Repurchase agreements	78,039	276,472
Financing of subprime mortgage loans subject to call option	401,713	398,026
Junior subordinated notes payable	101,634	100,100
Derivative liabilities	242,578	333,977
Due to affiliates	1,497	1,532
Payables to brokers, dealers and clearing organizations	7,337	—
Accrued expenses and other liabilities	7,457	16,447

	5,267,236	5,867,155

Stockholders’ Equity (Deficit)
Preferred stock, $0.01 par value, 100,000,000 shares authorized, 2,500,000 shares of 9.75% Series B Cumulative Redeemable Preferred Stock, 1,600,000 shares of 8.05% Series C Cumulative Redeemable Preferred Stock, and 2,000,000 shares of 8.375% Series D Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, issued and outstanding	152,500	152,500
Common stock, $0.01 par value, 500,000,000 shares authorized, 52,905,335 and 52,789,050 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	529	528
Additional paid-in capital	1,033,506	1,033,416
Accumulated deficit	(2,213,287)	(3,272,403)
Accumulated other comprehensive income (loss)	(841,577)	(307,573)

	(1,868,329)	(2,393,532)

	$3,398,907	$3,473,623

See notes to consolidated financial statements

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(dollars in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Interest income	$75,222	$113,549	$287,033	$361,461
Interest expense	52,438	73,651	167,154	236,739

Net interest income	22,784	39,898	119,879	124,722

Impairment
Provision for credit losses on loan pools	—	2,077	—	6,450
Valuation allowance (reversal) on loans (held for sale in 2009)	(6,926)	39,831	83,093	76,916
Other-than-temporary impairment on securities	130,555	121,047	526,691	269,216
Portion of other-than-temporary impairment on securities recognized in other comprehensive income	(32,827)	—	(88,105)	—

	90,802	162,955	521,679	352,582

Net interest income (loss) after impairment	(68,018)	(123,057)	(401,800)	(227,860)
Other Income (Loss)
Gain (loss) on settlement of investments, net	(1,709)	(2,569)	7,788	3,920
Gain on extinguishment of debt	132,534	5,315	186,209	13,848
Other income (loss), net	(2,252)	(17,912)	2,193	(35,793)
Equity in earnings (losses) of unconsolidated subsidiaries	296	419	281	8,189

	128,869	(14,747)	196,471	(9,836)

Expenses
Loan and security servicing expense	1,097	1,718	3,869	5,236
General and administrative expense	2,230	2,135	6,821	5,619
Management fee to affiliate	4,492	4,597	13,475	13,791
Depreciation and amortization	73	73	218	218

	7,892	8,523	24,383	24,864

Income (loss) from continuing operations	52,959	(146,327)	(229,712)	(262,560)
Income (loss) from discontinued operations	79	227	(96)	(8,724)

Net Income (Loss)	53,038	(146,100)	(229,808)	(271,284)
Preferred dividends	(3,375)	(3,375)	(10,126)	(10,126)

Income (Loss) Applicable to Common Stockholders	$49,663	$(149,475)	$(239,934)	$(281,410)

Income (Loss) Per Share of Common Stock
Basic	$0.94	$(2.83)	$(4.54)	$(5.33)

Diluted	$0.94	$(2.83)	$(4.54)	$(5.33)

Income (loss) from continuing operations per share of common stock, after preferred dividends
Basic	$0.94	$(2.84)	$(4.54)	$(5.17)

Diluted	$0.94	$(2.84)	$(4.54)	$(5.17)

Income (loss) from discontinued operations per share of common stock
Basic	$—	$0.01	$—	$(0.16)

Diluted	$—	$0.01	$—	$(0.16)

Weighted Average Number of Shares of Common Stock Outstanding
Basic	52,905,335	52,788,766	52,850,034	52,784,048

Diluted	52,905,335	52,788,766	52,850,034	52,784,048

Dividends Declared per Share of Common Stock	$—	$0.25	$—	$0.75

See notes to consolidated financial statements

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (Unaudited)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

(dollars in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accum. Other Comp. Income (Loss)	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Stockholders’ equity (deficit) - December 31, 2008	6,100,000	$152,500	52,789,050	$528	$1,033,416	$(3,272,403)	$(307,573)	$(2,393,532)
Issuance of common stock to directors	—	—	116,285	1	90	—	—	91
Reclassification adjustment upon adoption of FSP 115-2 and 124-2	—	—	—	—	—	1,288,924	(1,288,924)	—
Comprehensive income:
Net (loss)	—	—	—	—	—	(229,808)	—	(229,808)
Net unrealized gain on securities	—	—	—	—	—	—	229,077	229,077
Reclassification of net realized loss on securities into earnings	—	—	—	—	—	—	431,328	431,328
Net unrealized gain on derivatives designated as cash flow hedges	—	—	—	—	—	—	88,514	88,514
Reclassification of net realized loss on derivatives designated as cash flow hedges into earnings	—	—	—	—	—	—	6,001	6,001

Total comprehensive income (loss)								525,112

Stockholders’ equity (deficit) - September 30, 2009	6,100,000	$152,500	52,905,335	$529	$1,033,506	$(2,213,287)	$(841,577)	$(1,868,329)

See notes to consolidated financial statements

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(dollars in thousands)

	Nine Months Ended September 30,
	2009	2008
Cash Flows From Operating Activities
Net income (loss)	$(229,808)	$(271,284)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities (inclusive of amounts related to discontinued operations):
Depreciation and amortization	223	565
Accretion of discount and other amortization	(31,153)	(27,543)
Deferred rent	—	183
Provision for credit losses on loan pools	—	6,450
Valuation allowance on loans held for sale	83,093	76,916
Non-cash directors’ compensation	91	90
(Gain) on sale of investments	(7,788)	(4,345)
Unrealized (gain) loss on non-hedge derivatives and hedge ineffectiveness	(1,946)	39,456
Other-than-temporary impairment on securities	438,586	278,267
Impairment on real estate held for sale	400	—
(Gain) loss on extinguishment of debt	(186,208)	(13,848)
Equity in (earnings) losses of unconsolidated subsidiaries	(281)	(8,189)
Distributions of earnings from unconsolidated subsidiaries	281	8,189
Change in:
Restricted cash	897	2,374
Receivables and other assets	6,174	16,275
Due to affiliates	(35)	(6,209)
Accrued expenses and other liabilities	(982)	(5,172)

Net cash provided by (used in) operating activities	71,544	92,175

Cash Flows From Investing Activities
Purchase of real estate securities	(1,800)	(67,733)
Proceeds from sale of real estate securities	135,999	1,151,012
Purchase of and advances on loans	(14,723)	—
Proceeds from settlement of loans	—	12,636
Repayments of loan and security principal	72,544	276,134
Margin received on derivative instruments	3,550	72,535
Return of margin on derivative instruments	—	(68,969)
Margin deposits on total rate of return swaps (treated as derivative instruments)	—	(27,389)
Return of margin deposits on total rate of return swaps (treated as derivative instruments)	37	36,256
Net proceeds (payments) from termination of derivative instruments	—	(37,591)
Payments on settlement of derivative instruments	(11,610)	—
Purchase and improvement of operating real estate	—	(603)
Proceeds from sale of real estate held for sale	1,350	11,226
Distributions of capital from unconsolidated subsidiaries	109	24,035
Change in restricted cash from investment in new CDOs	—	(2,397)

Net cash provided by (used in) in investing activities	185,456	1,379,152

Continued on Page 5

See notes to consolidated financial statements

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(dollars in thousands)

	Nine Months Ended September 30,
	2009	2008
Cash Flows From Financing Activities
Repayments of CDO bonds payable	(50,696)	(331,228)
Repayments of other bonds payable	(65,058)	(151,735)
Borrowings under repurchase agreements	—	85,748
Repayments of repurchase agreements	(198,488)	(1,021,585)
Return of margin deposits under repurchase agreements	7,586	91,032
Margin deposits under repurchase agreements	(7,303)	(86,864)
Dividends paid	—	(74,517)
Payment of deferred financing costs	(1,900)	(337)
Restricted cash returned from refinancing activities	82,362	128,866

Net cash provided by (used in) financing activities	(233,497)	(1,360,620)

Net Increase (Decrease) in Cash and Cash Equivalents	23,503	110,707
Cash and Cash Equivalents, Beginning of Period	49,746	55,916

Cash and Cash Equivalents, End of Period	$73,249	$166,623

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest expense	$124,787	$209,991
Cash paid during the year for federal excise tax	$—	$316
Supplemental Schedule of Non-Cash Investing and Financing Activities
Common stock dividends declared but not paid	$—	$13,197
Preferred stock dividends declared but not paid	$—	$2,250

See notes to consolidated financial statements

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2009

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

Approximately 5.0 million shares of Newcastle’s common stock were held by the Manager, through its affiliates, and the principals of an affiliate of the Manager at September 30, 2009. In addition, the Manager, through its affiliates, held options to purchase approximately 1.7 million shares of Newcastle’s common stock at September 30, 2009.

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

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2009

(dollars in tables in thousands, except share data)

Summary financial data on Newcastle’s segments is given below, together with a reconciliation to the same data for Newcastle as a whole:

	CDOs (A)	Other Non-Recourse (A) (B)	Recourse	Unlevered	Unallocated	Total
Nine Months Ended September 30, 2009
Interest income	$221,385	$58,043	$6,200	$1,333	$72	$287,033
Interest expense	107,475	50,440	3,021	—	6,218	167,154

Net interest income (expense)	113,910	7,603	3,179	1,333	(6,146)	119,879
Impairment	478,631	(7,876)	41,365	9,559	—	521,679
Other income (loss)	189,588	2,435	4,270	177	1	196,471
Depreciation and amortization	—	—	—	—	218	218
Other operating expenses	1,318	2,527	30	1	20,289	24,165

Income (loss) from continuing operations	(176,451)	15,387	(33,946)	(8,050)	(26,652)	(229,712)
Income (loss) from discontinued operations	—	—	—	(96)	—	(96)

Net income (loss)	(176,451)	15,387	(33,946)	(8,146)	(26,652)	(229,808)
Preferred dividends	—	—	—	—	(10,126)	(10,126)

Income (loss) applicable to common stockholders	$(176,451)	$15,387	$(33,946)	$(8,146)	$(36,778)	$(239,934)

Three Months Ended September 30, 2009
Interest income	$54,446	$19,184	$1,398	$165	$29	$75,222
Interest expense	33,908	15,523	833	—	2,174	52,438

Net interest income (expense)	20,538	3,661	565	165	(2,145)	22,784
Impairment	79,455	(1,319)	8,894	3,772	—	90,802
Other income (loss)	130,715	(2,080)	(41)	275	—	128,869
Depreciation and amortization	—	—	—	—	73	73
Other operating expenses	436	657	5	—	6,721	7,819

Income (loss) from continuing operations	71,362	2,243	(8,375)	(3,332)	(8,939)	52,959
Income (loss) from discontinued operations	—	—	—	79	—	79

Net income (loss)	71,362	2,243	(8,375)	(3,253)	(8,939)	53,038
Preferred dividends	—	—	—	—	(3,375)	(3,375)

Income (loss) applicable to common stockholders	$71,362	$2,243	$(8,375)	$(3,253)	$(12,314)	$49,663

September 30, 2009
Investments (C)	$2,332,674	$725,858	$83,403	$6,719	$—	$3,148,654
Cash and restricted cash	137,813	—	3,160	458	72,546	213,977
Other assets	35,367	—	591	21	297	36,276
Debt	(4,111,136)	(717,558)	(78,039)	—	(101,634)	(5,008,367)
Derivative liabilities	(212,745)	(26,916)	(2,917)	—	—	(242,578)
Other liabilities	(9,469)	(757)	(458)	(145)	(5,462)	(16,291)
Preferred stock	—	—	—	—	(152,500)	(152,500)

GAAP book value (D)	$(1,827,496)	$(19,373)	$5,740	$7,053	$(186,753)	$(2,020,829)

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2009

(dollars in tables in thousands, except share data)

	CDOs (A)	Other Non-Recourse (A) (B)	Recourse	Unlevered	Unallocated	Total
Nine Months Ended September 30, 2008
Interest income	$232,652	$67,700	$39,417	$19,861	$1,831	$361,461
Interest expense	151,917	50,775	27,733	675	5,639	236,739

Net interest income (expense)	80,735	16,925	11,684	19,186	(3,808)	124,722
Impairment	268,151	7,385	11,379	65,667	—	352,582
Other income (loss)	5,798	(2,062)	(22,966)	9,979	(585)	(9,836)
Depreciation and amortization	—	—	—	—	218	218
Other operating expenses	1,191	3,836	33	315	19,271	24,646

Income (loss) from continuing operations	(182,809)	3,642	(22,694)	(36,817)	(23,882)	(262,560)
Income (loss) from discontinued operations	—	—	—	(8,724)	—	(8,724)

Net income (loss)	(182,809)	3,642	(22,694)	(45,541)	(23,882)	(271,284)
Preferred dividends	—	—	—	—	(10,126)	(10,126)

Income (loss) applicable to common stockholders	$(182,809)	$3,642	$(22,694)	$(45,541)	$(34,008)	$(281,410)

Three Months Ended September 30, 2008
Interest income	$75,052	$21,443	$11,460	$4,895	$699	$113,549
Interest expense	47,332	16,339	7,727	373	1,880	73,651

Net interest income (expense)	27,720	5,104	3,733	4,522	(1,181)	39,898
Impairment	122,729	1,725	8,947	29,554	—	162,955
Other income (loss)	2,761	(1,514)	(17,532)	1,536	2	(14,747)
Depreciation and amortization	—	—	—	—	73	73
Other operating expenses	371	1,233	8	211	6,627	8,450

Income (loss) from continuing operations	(92,619)	632	(22,754)	(23,707)	(7,879)	(146,327)
Income (loss) from discontinued operations	—	—	—	227	—	227

Net income (loss)	(92,619)	632	(22,754)	(23,480)	(7,879)	(146,100)
Preferred dividends	—	—	—	—	(3,375)	(3,375)

Income (loss) applicable to common stockholders	$(92,619)	$632	$(22,754)	$(23,480)	$(11,254)	$(149,475)

(A)	Assets held within CDOs and other non-recourse structures are not available to satisfy obligations outside of such financings, except to the extent Newcastle receives net cash flow distributions from such structures. Furthermore, economic losses from such structures cannot exceed Newcastle’s invested equity in them. Therefore, economically their book value cannot be less than zero, except for the amounts described in note (B) below.
(B)	Includes all of the manufactured housing loan financing, of which $13.3 million (carrying value) was recourse as of September 30, 2009.
(C)	Investments in the unlevered segment include $2.9 million of real estate securities, $3.6 million of a real estate related loan and $0.2 million of interests in a joint venture at September 30, 2009. The real estate related loan was pledged as collateral for the junior subordinated notes and will be released at the end of the interest rate modification period.
(D)	Newcastle cannot economically lose more than its investment amount in any given non-recourse financing structure. Therefore, impairment recorded in excess of such investment, which results in negative GAAP book value for a given non-recourse financing structure, cannot economically be incurred and will eventually be reversed through amortization, sales at gains, or as gains at the deconsolidation or termination of such non-recourse financing structure. For non-recourse financing structures with negative GAAP book value, except as noted in (B) above, the aggregate negative GAAP book value which will eventually be recorded as income is $1.0 billion as of September 30, 2009.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2009

(dollars in tables in thousands, except share data)

Unconsolidated Subsidiaries

The following table summarizes the activity for significant subsidiaries affecting the equity held by Newcastle in unconsolidated subsidiaries:

Real Estate Loan
Balance at December 31, 2008	$283
Distributions from unconsolidated subsidiaries	(390)
Equity in earnings of unconsolidated subsidiaries	280

Balance at September 30, 2009	$173

Gain (Loss) on Settlement of Investments, Net and Other Income (Loss), Net

These items are comprised of the following:

	Nine Months Ended September 30,
	2009	2008
Gain (loss) on settlement of investments, net
Gain on sale of real estate securities	$25,774	$6,459
Loss on sale of real estate securities	(18,413)	(2,245)
Loss on repayment of real estate securities	(103)	—
Gain on disposition of loans held for sale	526	1,434
Loss on disposition of loans held for sale	—	(1,303)
Realized gain (loss) on termination of derivative instruments	4	(425)

	$7,788	$3,920

Other income (loss), net
Realized (loss) on total rate of return swaps	$—	$(7,145)
Unrealized (loss) on total rate of return swaps	—	(13,210)
Gain (loss) on non-hedge derivative instruments	11,232	(17,906)
Unrealized (loss) recognized at de-designation of hedges	(8,797)	(990)
Hedge ineffectiveness	(489)	218
Other income (loss)	247	3,240

	$2,193	$(35,793)

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2009

(dollars in tables in thousands, except share data)

3. REAL ESTATE SECURITIES

The following is a summary of Newcastle’s real estate securities at September 30, 2009, all of which are classified as available for sale and are therefore reported at fair value with changes in fair value recorded in other comprehensive income, except for securities that are other-than-temporarily impaired.

	Amortized Cost Basis								Weighted Average
	Outstanding Face Amount	Before Impairment	Other-Than- Temporary Impairment (A)	After Impairment	Gross Unrealized		Carrying Value (B)	Number of Securities	Rating (C)	Coupon	Yield	Maturity (Years)
Asset Type					Gains	Losses
CMBS-Conduit	$1,673,905	$1,491,313	$(621,310)	$870,003	$46,136	$(336,183)	$579,956	205	BBB-	5.77%	7.95%	3.6
CMBS- Single Borrower	609,954	593,857	(47,088)	546,769	1,007	(198,333)	349,443	67	BB-	4.24%	5.38%	2.4
CMBS-Large Loan	89,225	89,213	(2,087)	87,126	—	(49,799)	37,327	12	B+	2.03%	2.02%	1.9
CMBS- CDO	16,000	14,731	(14,731)	—	—	—	—	1	C	10.13%	0.00%	—
REIT Debt	561,270	559,784	(8,285)	551,499	12,578	(53,543)	510,534	61	BB	6.10%	6.01%	4.3
ABS-Subprime	482,817	444,991	(238,903)	206,088	5,873	(40,620)	171,341	104	B	1.40%	10.65%	3.8
ABS-Manufactured Housing	51,753	50,229	—	50,229	559	(7,159)	43,629	9	BBB	6.69%	7.23%	5.6
ABS-Franchise	35,626	36,053	(18,682)	17,371	54	(4,764)	12,661	17	BB+	3.86%	4.04%	3.0
FNMA/FHLMC (D)	47,848	49,482	—	49,482	2,111	—	51,593	3	AAA	5.83%	5.53%	3.9

Subtotal/Average (E)	3,568,398	3,329,653	(951,086)	2,378,567	68,318	(690,401)	1,756,484	479	BB	4.89%	6.83%	3.5

Retained Securities (F)	66,213	65,998	(63,108)	2,890	—	(918)	1,972	6	C	2.26%	12.05%	1.8
Residual Interest (F)	133	29,412	(29,279)	133	—	—	133	1	NR	0.00%	30.00%	—

Debt Security Total/Average	$3,634,744	3,425,063	(1,043,473)	2,381,590	68,318	(691,319)	1,758,589	486	BB	4.84%	6.84%	3.5

Equity Securities		1,388	—	1,388	1,478	(246)	2,620	2

Total		$3,426,451	$(1,043,473)	$2,382,978	$69,796	$(691,565)	$1,761,209	488

(A)	Represents the cumulative impairment against amortized cost basis recorded through earnings, net of the effect of the cumulative adjustment as a result of the adoption of FSP 115-2 and 124-2 (see below).
(B)	See Note 6 regarding the estimation of fair value, which is equal to carrying value for all securities.
(C)	Represents the weighted average of the ratings of all securities in each asset type, expressed as an S&P equivalent rating. For each security rated by multiple rating agencies, the lowest rating is used. FNMA/FHLMC securities have an implied AAA rating. Ratings provided were determined by third party rating agencies as of a particular date, may not be current and are subject to change (including the assignment of a “negative watch”) at any time.
(D)	Amortized cost basis and carrying value include principal receivable of $1.1 million.
(E)	The total outstanding face amount of fixed rate securities was $2.6 billion, and of floating rate securities was $1.0 billion.
(F)	Represents the retained bonds and equity from Securitization Trust 2006 and Securitization Trust 2007 (Note 4). The residuals do not have stated coupons and therefore their coupons have been treated as zero for purposes of the table.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2009

(dollars in tables in thousands, except share data)

Unrealized losses that are considered other-than-temporary are recognized currently in income. During the nine months ended September 30, 2009, Newcastle recorded other-than-temporary impairment charges of $526.7 million (gross of $88.1 million of the portion of other-than-temporary impairment recognized in other comprehensive income) with respect to real estate securities. Based on management’s analysis of these securities, the performance of the underlying loans and changes in market factors, Newcastle noted adverse changes in the expected cash flows on certain of these securities and concluded that they were other-than-temporarily impaired in accordance with FSP FAS 115-2 and 124-2 (see below). The remaining unrealized losses on Newcastle’s securities are primarily the result of market factors. Pursuant to the FSP, these noncredit unrealized losses are recognized in accumulated other comprehensive income.

	Amortized Cost Basis				Gross Unrealized				Weighted Average
Securities in an Unrealized Loss Position	Outstanding Face Amount	Before Impairment	Other-than- Temporary Impairment	After Impairment	Gains	Losses	Carrying Value	Number of Securities	Rating (E)	Coupon	Yield	Maturity (Years)
Less Than Twelve Months	$307,923	$316,454	$(229,467)	$86,987	$—	$(16,015)	70,972	79	B–	3.19%	7.70%	2.9
Twelve or More Months	2,398,735	2,306,606	(493,030)	1,813,576	—	(675,550)	1,138,026	304	BB	4.97%	5.67%	3.6

Total	$2,706,658	$2,623,060	$(722,497)	$1,900,563	$—	$(691,565)	$1,208,998	383	BB	4.77%	5.77%	3.5

In April 2009, the FASB issued FSP FAS 115-2 and 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments.” With the release of the FASB’s Accounting Standards Codification (“ASC”), the guidance in the FSP has been incorporated primarily within the ASC 320, “Investments – Debt and Equity Securities”; ASC 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality” and ASC 325-40, “Beneficial Interests in Securitized Financial Assets”. The FSP changes the guidance for determining, recording and disclosing other-than-temporary impairment (“OTTI”). This guidance applies to debt securities in an unrealized loss position (i.e. their fair value is less than their amortized cost basis) as follows:

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

Newcastle performed an assessment of all of its debt securities that are in an unrealized loss position (unrealized loss position exists when a security’s amortized cost basis, excluding the effect of other than temporary impartment, exceeds its fair value) in accordance with the guidance of FSP FAS 115-2 and 124-2 and determined the following:

	September 30, 2009
	Fair Value	Amortized Cost Basis	Unrealized Losses
			Credit (B)	Non-Credit (C)
Securities Newcastle intends to sell	$—	$—	$—	N/A
Securities Newcastle is more likely than not to be required to sell (A)	—	—	—	N/A
Securities Newcastle has no intent to sell and is not more likely than not to be required to sell:
Credit impaired securities	160,513	252,654	(722,497)	(92,141)
Non credit impaired securities	1,048,455	1,647,634	—	(599,178)

Total debt securities in an unrealized loss position	1,208,968	1,900,288	(722,497)	(691,319)

(A)	Newcastle may, at times, be more likely than not to be required to sell certain securities for liquidity purposes. While the amount of the securities to be sold may be an estimate, and the securities to be sold have not yet been identified, this FSP requires Newcastle to make its best estimate, which is subject to significant judgment regarding future events, and may differ materially from actual future sales.
(B)	Excluding the effect of previously recorded other-than-temporary impairment, which must be reconsidered as a result of this FSP. This amount is required to be recorded as other-than-temporary impairment through the income statement. Of this amount, $624.8 million relates to prior periods (and was recorded as part of the reclassification adjustment upon adoption, as described below) and $97.7 million relates to the three months ended September 30, 2009. In measuring the portion of credit losses, Newcastle’s management estimates the expected cash flow for each of the securities. This evaluation includes a review of the credit status and the performance of the collateral supporting those securities, including the credit of the issuer, key terms of the securities and the effect of local, industry and broader economic trends. Significant inputs in estimating the cash flows include management’s expectations of prepayment speeds, default rates and loss severities. Credit losses are measured as the decline in the present value of the expected future cash flows discounted at the investment’s effective interest rate.
(C)	This amount represents unrealized losses on securities that are due to non-credit factors and is required to be recorded through other comprehensive income.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2009

(dollars in tables in thousands, except share data)

As a result of this reassessment, Newcastle has recorded a reclassification adjustment upon adoption of FSP 115-2 and 124-2 of $1.3 billion of loss from Accumulated Deficit to Accumulated Other Comprehensive Income (Loss). The reclassification adjustment had no impact on total consolidated assets, liabilities or equity and did not impact Newcastle’s liquidity. This represents a substantive reversal of a large portion of the impairment charge recorded in the fourth quarter of 2008, which was originally recorded as a result of Newcastle’s inability to express the intent and ability to hold its securities until an expected recovery in value (if any).

The following table summarizes the activity related to credit losses on debt securities for the period from adoption of FSP 115-2 and 124-2 through September 30, 2009:

Beginning balance of credit losses on debt securities for which a portion of an other-than- temporary impairment was recognized in other comprehensive income	$(363,125)

Additions for credit losses on securities for which an OTTI was not previously recognized	(121,465)

Increases to credit losses on securities for which an OTTI was previously recognized and a portion of an other-than-temporary impairment was recognized in other comprehensive income	(88,702)

Additions for credit losses on securities for which an OTTI was previously recognized without any portion of other-than-temporary impairment recognized in other comprehensive income	(273,239)

Reduction for credit losses on securities for which no other-than-temporary impairment was recognized in other comprehensive income at September 30, 2009	120,260

Reduction for securities sold during the period	3,774

Reduction for increases in cash flows expected to be collected that are recognized over the remaining life of the security	13,175

Ending balance of credit losses on debt securities for which a portion of an other-than- temporary impairment was recognized in other comprehensive income	$(709,322)

In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20.” This FSP (codified primarily in ASC 325-40, “Beneficial Interests in Securitized Financial Assets”) amends previous guidance to achieve more consistent determination of whether an other-than-temporary impairment has occurred, with the same objective as ASC 320, “Investments – Debt and Equity Securities”. In particular, it changed a requirement to analyze a security’s estimated cash flows from a market participant’s perspective to an analysis from the perspective of the holder. The adoption of EITF 99-20-1 did not have a material impact on Newcastle’s impairment analysis for the nine months ended September 30, 2009 because Newcastle generally analyzes cash flows of securities in a manner consistent with market practice.

The table below summarizes the geographic distribution of the collateral securing our CMBS at September 30, 2009 (in thousands):

Geographic Location	Outstanding Face Amount	Percentage
Western U.S.	$597,007	25.0%
Northeastern U.S.	563,625	23.6%
Southeastern U.S.	464,788	19.5%
Midwestern U.S.	313,508	13.1%
Southwestern U.S.	259,985	10.9%
Other	168,268	7.0%
Foreign	21,903	0.9%

	$2,389,084	100.0%

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

SEPTEMBER 30, 2009

(dollars in tables in thousands, except share data)

4. REAL ESTATE RELATED LOANS HELD FOR SALE, RESIDENTIAL MORTGAGE LOANS HELD FOR SALE AND SUBPRIME MORTGAGE LOANS

The following is a summary of real estate related loans held for sale, residential mortgage loans held for sale and subprime mortgage loans at September 30, 2009. The loans contain various terms, including fixed and floating rates, self-amortizing and interest only. They are generally subject to prepayment.

Loan Type	Outstanding Face Amount	Carrying Value	Loan Count	Wtd. Avg. Yield	Weighted Average Maturity (Years) (A)	Floating Rate Loans as a % of Face Amount	Delinquent Face Amount (B)
Mezzanine Loans	$753,902	$276,196	23	52.86%	1.7	86.9%	$44,942
Corporate Bank Loans	340,804	198,198	10	25.90%	2.6	100.0%	49,997
B-Notes	308,085	73,599	11	44.37%	1.6	84.2%	131,592
Whole Loans	97,680	58,511	4	18.94%	1.9	97.6%	—

Total Real Estate Related Loans Held for Sale, Net	$1,500,471	$606,504	48	39.75%	1.9	90.0%	$226,531

Residential Loans	$71,293	$44,794	246	13.65%	5.9	100.0%	$7,151
Manufactured Housing Loans	427,813	324,145	12,710	13.42%	7.0	11.0%	6,454

Total Residential Mortgage Loans Held for Sale, Net (C)	$499,106	$368,939	12,956	13.45%	6.8	23.7%	$13,605

Subprime Mortgage Loans Subject to Call Option	$406,217	$401,713

(A)	The weighted average maturities were calculated based on constant prepayment rates (CPR) of 7% and 30% for the residential loan pools, and 4% and 6% for the manufactured housing loan pools.
(B)	Includes loans that are non-performing, in foreclosure, considered real estate owned and real estate related loans under bankruptcy filing.
(C)	Carrying value includes interest receivable of $0.2 million for the residential housing loans and principal and interest receivable of $8.1 million for the manufactured housing loans.

The following is a reconciliation of the related loss allowance.

	Real Estate Related Loans	Residential Mortgage Loans
Balance at December 31, 2008	$(827,328)	$(136,206)
Charge-offs	48,348	8,534
Recoveries	—	—
Valuation (allowance) reversal on loans held for sale	(85,773)	2,682

Balance at September 30, 2009	$(864,753)	$(124,990)

The charge-offs of $48.3 million for the nine months ended September 30, 2009 represent five bank loans and one B-note which were sold or converted to equity interests during the period.

Securitization of Subprime Mortgage Loans

The following table presents information on the retained interests in Newcastle’s securitizations of subprime mortgage loans and the sensitivity of their fair value for immediate 10% and 20% adverse changes in the assumptions utilized in calculating such fair value, at September 30, 2009:

	Subprime Portfolio
	I	II
Total securitized loans (unpaid principal balance) (A)	$607,665	$817,634
Loans subject to call option (carrying value)	$298,059	$103,654
Retained interests (fair value) (B)	$1,235	$870
Weighted average life (years) of residual interest	—	0.2
Weighted average expected credit losses (C)	24.7%	46.7%
Effect on fair value of retained interests of 10% adverse change	$(126)	$(127)
Effect on fair value of retained interests of 20% adverse change	$(266)	$(223)
Weighted average constant prepayment rate (D)	9.8%	3.8%
Effect on fair value of retained interests of 10% adverse change	$(21)	$(18)
Effect on fair value of retained interests of 20% adverse change	$(34)	$(34)
Weighted average discount rate	19.6%	24.3%
Effect on fair value of retained interests of 10% adverse change	$(111)	$(9)
Effect on fair value of retained interests of 20% adverse change	$(201)	$(17)

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2009

(dollars in tables in thousands, except share data)

(A)	Average loan seasoning of 50 months and 32 months for Subprime Portfolios I and II, respectively, at September 30, 2009.
(B)	The retained interests include residual interests and retained bonds of the securitizations. Their fair value is estimated based on pricing models.
(C)	Represents the percentage of losses on the original principal balance of the loans from the date of the respective securitizations (April 2006 and July 2007) to the maturity of the loans.
(D)	Represents the weighted average voluntary prepayment rate for the loans from the date of the respective securitizations (April 2006 and July 2007) to the maturity of the loans.

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

The following table summarizes certain characteristics of the underlying subprime mortgage loans, and related financing, in the securitizations as of September 30, 2009:

	Subprime Portfolio
	I	II
Loan unpaid principal balance (UPB)	$607,665	$817,634
Weighted average coupon rate of loans	7.11%	6.96%
Delinquencies of 60 or more days (UPB) (A)	$135,984	$240,517
Net credit losses for the nine months ended September 30, 2009	$69,646	$64,524
Cumulative net credit losses	$114,490	$84,488
Cumulative net credit losses as a % of original UPB	7.62%	7.77%
Percentage of ARM loans (B)	54.3%	67.0%
Percentage of loans with loan-to-value ratio >90%	10.60%	17.30%
Percentage of interest-only loans	24.0%	4.3%
Face amount of debt (C)	$580,277	$759,592
Weighted average funding cost of debt (D)	1.71%	2.48%

(A)	Delinquencies include loans 60 or more days past due, in foreclosure, or real estate owned.
(B)	ARM loans are adjustable-rate mortgage loans. An option ARM is an adjustable-rate mortgage that provides the borrower with an option to choose from several payment amounts each month for a specified period of the loan term. None of the loans in the subprime portfolios are an option ARM.
(C)	Excludes face amount of $27.4 million and $38.8 million of retained notes for Subprime Portfolios I and II, respectively, at September 30, 2009.
(D)	Includes the effect of applicable hedges.

Newcastle received net cash inflows of $0.7 million and $1.1 million from the retained interests of Subprime Portfolios I and II, respectively, during the nine months ended September 30, 2009.

The weighted average yields of the retained notes of Subprime Portfolios I and II were 9.33% and 20.0%, respectively, as of September 30, 2009. The loans subject to call option and the corresponding financing recognize interest income and expense based on the expected weighted average coupons of the loans subject to call option at the call date of 9.24% and 8.68%, for Subprime Portfolios I and II, respectively.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2009

(dollars in tables in thousands, except share data)

5. DEBT OBLIGATIONS

The following table presents certain information regarding Newcastle’s debt obligations and related hedges at September 30, 2009:

											Collateral
Debt Obligation/Collateral	Month Issued		Outstanding Face Amount	Carrying Value	Unhedged Weighted Average Funding Cost (A)	Final Stated Maturity		Weighted Average Funding Cost (B)	Weighted Average Maturity (Years)	Face Amount of Floating Rate Debt	Outstanding Face Amount (C)	Amortized Cost Basis (C)	Carrying Value (C)	Weighted Average Maturity (Years)	Floating Rate Face Amount (C)	Aggregate Notional Amount of Current Hedges
CDO Bonds Payable
CDO IV (D)	Mar 2004		$376,883	$375,386	1.19%	Mar 2039		2.96%	3.0	$353,501	$422,860	$361,331	$235,115	3.6	$179,527	$177,300
CDO V	Sep 2004		454,500	452,575	0.97%	Sep 2039		2.88%	3.5	442,500	512,177	399,975	249,096	3.6	221,861	208,508
CDO VI (D)	Apr 2005		438,772	437,105	0.75%	Apr 2040		3.29%	4.2	431,111	483,916	306,748	204,072	3.8	161,556	241,922
CDO VII (D)	Dec 2005		413,106	410,481	0.74%	Dec 2050		4.17%	5.9	406,700	494,990	212,065	144,970	3.8	95,474	298,355
CDO VIII	Nov 2006		729,313	728,534	0.94%	Nov 2052		1.99%	4.1	721,713	828,566	415,451	409,597	2.9	575,536	161,655
CDO IX	May 2007		532,125	532,869	0.78%	May 2052		1.59%	5.1	532,125	821,217	389,512	391,426	1.9	636,737	91,795
CDO X	Jul 2007		1,175,000	1,174,186	0.37%	Jul 2052		4.53%	5.3	1,175,000	1,380,524	1,023,928	850,820	3.5	329,399	945,813

			4,119,699	4,111,136				3.21%	4.6	4,062,650	4,944,250	3,109,010	2,485,096	3.2	2,200,090	2,125,348

Other Bonds Payable
MH loans (E)	Jan 2006		112,465	112,465	LIBOR+0.75%	Jan 2009	(E)	5.03%	—	112,465	175,377	118,846	118,846	8.0	2,380	—
MH loans (F)	Aug 2006		204,237	203,380	LIBOR+1.00%	Aug 2011		6.40%	1.7	204,237	252,436	205,298	205,298	6.3	44,607	—

			316,702	315,845				5.91%	1.1	316,702	427,813	324,144	324,144	7.0	46,987	—

Repurchase Agreements (G)
RE securities, loans and properties	Various		36,420	36,420	LIBOR+2.26%	Various		2.50%	0.6	36,420	178,485	37,747	37,747	0.7	164,602	—
FNMA/FHLMC securities	Rolling		41,619	41,619	LIBOR+0.16%	Oct 2009		5.03%	0.1	41,619	42,163	43,381	45,462	3.9	—	38,766

			78,039	78,039				3.85%	0.3	78,039	220,648	81,128	83,209	1.3	164,602	38,766

Corporate
Junior subordinated notes payable (H)	Mar 2006		101,700	101,634	1.00%(H)	Apr 2035		7.28%	26.4	—	—	—	—	—	—	—

			101,700	101,634				7.28%	26.4	—	—	—	—	—	—	—

Subtotal debt obligations			4,616,140	4,606,654				3.49%	4.8	$4,457,391	$5,592,711	$3,514,282	$2,892,449	3.4	$2,411,679	$2,164,114

Financing on subprime mortgage loans subject to call option	(I	)	406,217	401,713

Total debt obligations			$5,022,357	$5,008,367

(A)	Weighted average, including floating and fixed rate classes and excluding the amortization of deferred financing costs.
(B)	Including the effect of applicable hedges.
(C)	Including restricted cash held for reinvestments in CDOs. The face amount and carrying value of Newcastle’s unlevered investments (real estate loans and securities) were $181.3 million and $6.7 million, respectively, as of September 30, 2009.
(D)	CDOs IV, VI and VII were not in compliance with their applicable over collateralization tests as of September 30, 2009. Newcastle is not receiving cash flows from these CDOs (other than senior management fees) and expects these CDOs to remain out of compliance for the foreseeable future.
(E)	See further description below.
(F)	Of which $13.4 million face amount is recourse financing.
(G)	The counterparties on these repurchase agreements include: Goldman Sachs ($41.6 million of FNMA/FHLMC financing), Deutsche Bank ($16.4 million) and Citigroup ($20.0 million). The non-FNMA/FHLMC financings are subject to scheduled repayments, with the final payment to be made in June 2010.
(H)	In April 2009, Newcastle entered into an exchange agreement with the holder of the trust preferred securities under which Newcastle will effectively be accruing interest at a rate of 1.0% per annum beginning February 1, 2009 for a maximum of six quarters, after which the rate reverts to 7.574% through April 2016 and to LIBOR + 2.25% after April 2016. Pursuant to the exchange, a real estate loan, which was valued at $3.6 million on September 30, 2009, was pledged as collateral for the junior subordinated notes and will be released at the end of the interest rate modification period. For details, see Note 9 below.
(I)	Issued in April 2006 and July 2007. See Note 4 regarding the securitizations of Subprime Portfolios I and II.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2009

(dollars in tables in thousands, except share data)

In the first quarter of 2009, Newcastle repurchased $30.3 million face amount of three classes of CDO bonds for $3.2 million. As a result, Newcastle extinguished $30.3 million face amount of CDO debt and recorded a gain on extinguishment of debt of $26.9 million in the first quarter of 2009.

In January 2009, the debt for one of Newcastle’s manufactured housing loan portfolios ($112.5 million outstanding at September 30, 2009) became callable at the option of the lender. The principal and interest payments from the underlying loans, net of expenses and payments related to interest rate swap contracts, are used to repay the outstanding debt on a monthly basis.

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

On April 30, 2009, Newcastle entered into an exchange agreement with several collateralized debt obligations managed by a third party pursuant to which Newcastle agreed to exchange newly issued junior subordinated notes due in 2035 with an initial aggregate principal amount of $101.7 million (the “Notes”) for $100 million in aggregate liquidation amount of trust preferred securities that were previously issued by a subsidiary of Newcastle (the “TRUPs”) and were owned by the third party. The Notes accrue interest at a rate of 1.0% per year for a maximum of six quarters, beginning on February 1, 2009 and the aggregate principal amount of the Notes will increase to $104.9 million by July 30, 2010. Subsequent to that period, the rate reverts to that which Newcastle was required to pay on the TRUPs (7.574% through April 2016 and at a floating rate of 3-month LIBOR plus 2.25% thereafter). In conjunction with the exchange, the TRUPs were cancelled and Newcastle pledged 100% of its equity interests in NIC TP LLC, a special purpose subsidiary that holds Newcastle’s participation in a loan and related deposit account, which were valued at $3.6 million on September 30, 2009, as collateral. The pledged collateral will be released at the end of the interest rate modification period. Under the provisions of ASC 470-60, “Troubled Debt Restructurings by Debtors”, this exchange is considered a troubled debt restructuring which requires Newcastle to account for the effect of the interest modification prospectively and to record the expenses related to the modification immediately through earnings.

In September 2009, Newcastle repurchased $150.1 million face amount of six classes of CDO bonds for $16.7 million. As a result, Newcastle extinguished $150.1 million face amount of CDO debt and recorded a gain on extinguishment of debt of $132.5 million in the third quarter of 2009.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2009

(dollars in tables in thousands, except share data)

6. FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair Value Summary Table

Newcastle held the following financial instruments at September 30, 2009:

	Principal Balance or Notional Amount	Carrying Value	Fair Value	Fair Value Method (A)	Weighted Average Yield/Funding Cost	Weighted Average Maturity (Years)
Assets:
Real estate securities, available for sale*	$3,634,744	$1,761,209	$1,761,209	Broker quotations, counterparty quotations, pricing services, pricing models	6.84%	3.5
Real estate related loans held for sale*	1,500,471	606,504	606,504	Broker quotations, counterparty quotations, pricing services, pricing models	39.75%	1.9
Residential mortgage loans held for sale*	499,106	368,939	368,939	Pricing models	13.45%	6.8
Subprime mortgage loans subject to call option (B)	406,217	401,713	401,713	(B)	9.09%	(B	)
Liabilities:
CDO bonds payable	$4,119,699	$4,111,136	$821,284	Counterparty quotations, pricing models	3.21%	4.6
Other bonds payable	316,702	315,845	243,595	Pricing models	5.91%	1.1
Repurchase agreements	78,039	78,039	78,039	Market comparables	3.85%	0.3
Financing of subprime mortgage loans subject to call option (B)	406,217	401,713	401,713	(B)	9.09%	(B	)
Junior subordinated notes payable	101,700	101,634	28,956	Pricing models	7.28%	26.4
Interest rate swaps, treated as hedges (C)(E)*	2,164,114	215,662	215,662	Counterparty quotations	N/A	(C	)
Non-hedge derivatives (D)(E)*	256,765	26,916	26,916	Counterparty quotations	N/A	(D	)

*	Measured at fair value on a recurring basis.
(A)	Methods are listed in order of priority. In the case of real estate securities and real estate related loans, broker quotations are obtained if available and practicable, otherwise counterparty quotations or pricing service valuations are obtained or, finally, internal pricing models are used. Internal pricing models are only used for (i) securities and loans which are not traded in an active market, and therefore have little or no price transparency, and for which significant unobservable inputs must be used in estimating fair value, or (ii) loans or debt obligations which are private and untraded.
(B)	These two items results from an option, not an obligation, to repurchase loans from Newcastle’s subprime mortgage loan securitizations (Note 4), are noneconomic until such option is exercised, and are equal and offsetting.
(C)	Represents current swap agreements as follows:

Maturing In	Weighted Average Month of Maturity	Aggregate Notional Amount	Weighted Average Fixed Pay Rate	Aggregate Fair Value
Agreements which receive 1-Month LIBOR:
2011	December	$110,566	5.003%	$(8,498)
2012	July	19,995	5.388%	(1,666)
2014	October	16,567	5.092%	(1,882)
2015	September	1,276,989	5.254%	(129,761)
2016	May	180,155	5.043%	(20,955)
2017	August	174,034	5.235%	(25,735)
Agreements which receive 3-Month LIBOR:
2011	February	32,000	5.078%	(1,870)
2014	June	353,808	4.196%	(25,295)

		$2,164,114		$(215,662)

(D)	These include three interest rate swaps with a total notional balance of $256.8 million. The maturity dates of the $97.9 million, $1.8 million and $157.1 million interest rate swaps are January 2016, January 2016 and June 2016, respectively. Newcastle entered into these swap agreements to reduce its exposure to interest rate changes on the floating rate financings of its manufactured housing loan portfolios. These swaps were dedesignated as hedges for hedge accounting purposes.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2009

(dollars in tables in thousands, except share data)

(E)	Newcastle’s derivatives fall into two categories. Derivatives held within Newcastle’s nonrecourse debt structures (primarily CDOs) with an aggregate notional balance of $2.4 billion, all of which were liabilities at period end, are not subject to Newcastle’s credit risk as they are senior to all the debt obligations of the related structure. Derivatives held outside Newcastle’s nonrecourse debt structures with an aggregate notional balance of $70.8 million are primarily 100% collateralized by margin (based on their current fair value) and therefore are not subject to Newcastle’s or its counterparty’s credit risk. As a result, no adjustments have been made to the fair value quotations received related to credit risk. Newcastle’s significant derivative counterparties include Bank of America, Deutsche Bank, Wachovia and Credit Suisse.

Securities Valuation

As of September 30, 2009, Newcastle’s securities valuation methodology and results are further detailed as follows:

			Fair Value
Asset Type	Outstanding Face Amount (A)	Amortized Cost Basis (B)	Multiple Quotes (C)	Single Quote (D)	Internal Pricing Models (E)	Total
CMBS	$2,389,084	$1,503,898	$713,499	$126,438	$126,789	$966,726
ABS – subprime	482,817	206,088	67,625	16,481	87,235	171,341
Subprime retained	66,213	2,890	—	—	1,972	1,972
Subprime residuals	133	133	—	—	133	133
ABS – other real estate	87,379	67,600	19,694	25,718	10,878	56,290
FNMA / FHLMC	47,848	49,482	—	51,593	—	51,593
REIT debt	561,270	551,499	468,377	42,157	—	510,534

Debt security total	$3,634,744	2,381,590	1,269,195	262,387	227,007	1,758,589

Equity securities		1,388	—	—	2,620	2,620

Total		$2,382,978	$1,269,195	$262,387	$229,627	1,761,209

(A)	Net of incurred losses.
(B)	Net of discounts (or gross premiums) and after other-than-temporary impairment, including impairment taken during the period ended September 30, 2009.
(C)	Management generally obtained broker quotations from two sources, one of which was generally the seller (the party that sold us the security). Management selected one of the quotes received as being most representative of fair value and did not use an average of the quotes. Newcastle’s methodology is to not use quotes from selling brokers, unless those quotes are the only marks available, or unless the quotes provided by other (non-selling) brokers are, in management’s judgment, not representative of fair value. Even if Newcastle receives two or more quotes on a particular security that come from non-selling brokers, it does not use an average because management believes using an actual quote more closely represents a transactable price for the security than an average level. Furthermore, in some cases there is a wide disparity between the quotes Newcastle receives. Management believes using an average of the quotes in these cases would generally not represent the fair value of the asset. Based on Newcastle’s own fair value analysis using internal models, management selects one of the quotes which is believed to more accurately reflect fair value. Newcastle never adjusts quotes received.
(D)	Management was unable to obtain quotations from more than one source on these securities. The one source was generally the seller (the party that sold us the security).
(E)	Securities whose fair value was estimated based on internal pricing models are further detailed as follows:

	Amortized Cost Basis	Fair Value	Impairment Recorded In Current Year	Unrealized Gains (Losses) in Accumulated OCI	Assumption Ranges
					Discount Rate	Prepayment Speed (F)	Cumulative Default Rate	Loss Severity
CMBS – Conduit	$152,878	$99,821	$216,138	$(53,057)	20%	N/A	15% - 45%	35% -48%
CMBS – Large loan / Single borrower	79,707	26,968	51,635	(52,739)	20% - 75%	N/A	0% - 100%	0% -100%
ABS – subprime	118,136	87,235	62,302	(30,901)	20%	1% - 13%	22% - 91%	50% - 90%
Subprime retained	2,890	1,972	3,203	(918)	20%	3%	61% - 74%	70%
Subprime residuals	133	133	716	—	30%	3%	74%	70%
ABS – other RE	13,856	10,878	4,029	(2,978)	20%	2%	58%	70%

Debt security total	$367,600	$227,007	$338,023	$(140,593)
Equity securities	1,388	2,620		1,232

Total	$368,988	$229,627	$338,023	$(139,361)

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

SEPTEMBER 30, 2009

(dollars in tables in thousands, except share data)

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

Valuation Hierarchy

Pursuant to ASC 820, “Fair Value Measurements and Disclosures”, the methodologies used for valuing such instruments have been categorized into three broad levels which form a hierarchy. Newcastle follows this hierarchy for its financial instruments measured at fair value on a recurring basis. The classifications are based on the lowest level of input that is significant to the fair value measurement.

The following table summarizes such financial assets and liabilities at September 30, 2009:

	Principal Balance or Notional Amount	Carrying Value	Fair Value
			Level 2	Level 3A	Level 3B	Total
Assets:
Real estate securities, available for sale:
CMBS	$2,389,084	$966,726	$—	$839,937	$126,789	$966,726
ABS – subprime	482,817	171,341	—	84,106	87,235	171,341
Subprime retained	66,213	1,972	—	—	1,972	1,972
Subprime residuals	133	133	—	—	133	133
ABS – other real estate	87,379	56,290	—	45,412	10,878	56,290
FNMA / FHLMC	47,848	51,593	51,593	—	—	51,593
REIT debt	561,270	510,534	—	510,534	—	510,534

Debt security total	3,634,744	1,758,589	51,593	1,479,989	227,007	1,758,589

Equity securities		2,620	—	—	2,620	2,620

Total		$1,761,209	$51,593	$1,479,989	$229,627	$1,761,209

Liabilities:
Interest rate swaps, treated as hedges	2,164,114	215,662	215,662	—	—	215,662
Non-hedge derivatives	256,765	26,916	26,916	—	—	26,916

Newcastle’s investments in instruments measured at fair value using Level 3 inputs changed during the nine months ended September 30, 2009 as follows:

	Level 3A	Level 3B	Total
Assets
Balance at December 31, 2008	$1,304,776	$179,763	$1,484,539
Total gains (losses)
Included in net income (loss) (A)	(127,689)	(307,827)	(435,516)
Reclassification related to the adoption of FSP 115-2 (codified in ASC 320, 310-30 and 325-40) included in Other Comprehensive income (loss)	979,089	309,835	1,288,924
Included in other comprehensive income (loss)	(557,010)	(70,936)	(627,946)
Amortization included in interest income	49,010	23,668	72,678
Purchases, sales and repayments	(16,323)	(56,740)	(73,063)
Transfers between Level 3A and Level 3B	(151,864)	151,864	—
Transfers into Level 3 (B)	—	—	—
Transfers out of Level 3 (B)	—	—	—

Balance at September 30, 2009	$1,479,989	$229,627	$1,709,616

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2009

(dollars in tables in thousands, except share data)

(A)	These gains (losses) are recorded in the following line items in the consolidated statement of operations:

Nine Months Ended September 30, 2009
Gain (loss) on settlement of investments, net	$3,070
Other income (loss), net	—
Other-than-temporary impairment	(438,586)

Total	$(435,516)

Other-than-temporary impairment recorded in earnings during the nine months ended September 30, 2009 is attributable to the change in unrealized losses relating to Level 3 assets still held at September 30, 2009.

Nine Months Ended September 30, 2009
Gain (loss) on settlement of investments, net, from investments transferred into Level 3 during the period	$—

(B)	Transfers are assumed to occur at the beginning of the quarter.

During the nine months ended September 30, 2009, Newcastle recorded $85.8 million and ($2.7) million of valuation allowance (reversal) on real estate related loans and residential mortgage loans (Note 4), respectively. These loans were written down to fair value at the time of the impairment, based on broker quotations, pricing service quotations or internal pricing models. All the loans were within Level 3 of the fair value hierarchy. For real estate related loans, the most significant inputs used in the valuations are the amount and timing of expected future cash flows, market yields and the estimated collateral value of such loan investments. For residential mortgage loans, significant inputs include management’s expectations of prepayment speeds, default rates, loss severities and discount rates that market participants would use in determining the fair values of similar pools of residential mortgage loans.

Derivatives

ASC 815, “Derivatives and Hedging” establishes the accounting and disclosures for derivative instruments. The disclosure below provides information relating to Newcastle’s uses and reporting of derivative instruments, as well as enhanced qualitative and quantitative disclosures pursuant to these accounting standards.

Newcastle is exposed to certain risks relating to its ongoing business operations. The primary risk managed by Newcastle using derivative instruments is interest rate risk. Newcastle enters into interest rate swap agreements to reduce the impact of fluctuating interest rates on its earnings. Pursuant to ASC 815, Newcastle designates certain interest rate swap agreements as cash flow hedges of its floating rate financings. For derivative instruments that are designated and qualify as a cash flow hedge (i.e. hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss, and net payments received or made, on the derivative instrument are reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in current earnings during the period of change.

Newcastle’s derivatives are recorded on its balance sheet as follows:

		Fair Value
	Balance sheet location	September 30, 2009	December 31, 2008
Interest rate swaps, designated as hedging instruments under ASC 815	Derivative liabilities	$215,662	$317,757
Interest rate swaps, not designated as hedging instruments under ASC 815	Derivative liabilities	26,916	16,220

		$242,578	$333,977

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2009

(dollars in tables in thousands, except share data)

The following table summarizes information related to derivatives:

	September 30, 2009	December 31, 2008
Cash flow hedges
Notional amount of interest rate swap agreements	$2,164,114	$2,376,420
Amount of (loss) recognized in OCI on effective portion	(211,094)	(312,431)
Deferred hedge gain (loss) related to anticipated financings, which have subsequently occurred, net of amortization	857	932
Deferred hedge gain (loss) related to dedesignation, net of amortization	(9,571)	(2,825)
Expected reclassification of deferred hedges from AOCI into earnings over the next 12 months	(4,536)	1,149
Expected reclassification of current hedges from AOCI into earnings over the next 12 months	(95,832)	(19,570)

Non-hedge Derivatives
Notional amount of interest rate swap agreements	256,765	182,867

The following table summarizes gains (losses) recorded in relation to derivatives (excluding total rate of return swaps, which are reported separately):

		Nine Months Ended September 30,
	Income statement location	2009	2008
Cash flow hedges
Gain (loss) on the ineffective portion	Other income (loss)	$(489)	$218
Gain (loss) immediately recognized at dedesignation	Other income (loss)	(8,797)	(990)
Amount of gain (loss) reclassified from AOCI into income, related to effective portion	Interest expense	(74,180)	(45,233)
Deferred hedge gain reclassified from AOCI into income, related to anticipated financings	Interest expense	75	69
Deferred hedge gain (loss) reclassified from AOCI into income, related to effective portion of dedesignated hedges	Interest expense	(8,021)	(1,316)

Non-hedge derivatives gain (loss)	Other income (loss)	11,232	(38,261)

7. EARNINGS PER SHARE

Newcastle is required to present both basic and diluted earnings per share (“EPS”). Basic EPS is calculated by dividing net income available for common stockholders by the weighted average number of shares of common stock outstanding during each period. Diluted EPS is calculated by dividing net income available for common stockholders by the weighted average number of shares of common stock outstanding plus the additional dilutive effect of common stock equivalents during each period. Newcastle’s common stock equivalents are its outstanding stock options. During the three and nine months ended September 30, 2009 and 2008, Newcastle had no dilutive common stock equivalents. Net loss applicable to common stockholders is equal to net loss less preferred dividends.

As of September 30, 2009, Newcastle’s outstanding options were summarized as follows:

Held by the Manager	1,686,447
Issued to the Manager and subsequently transferred to certain of the Manager’s employees	798,162
Held by the independent directors and former directors	14,000

Total	2,498,609

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2009

(dollars in tables in thousands, except share data)

8. COMMITMENTS AND CONTINGENCIES

Loan Commitment — With respect to a commercial construction loan, Newcastle entered into an agreement effective June 30, 2009 with the other parties to the loan. As a result, as of September 30, 2009, Newcastle and its CDOs do not have any future funding commitment with respect to this loan.

Litigation — Newcastle is, from time to time, a defendant in legal actions from transactions conducted in the ordinary course of business. Management, after consultation with legal counsel, believes the ultimate liability arising from such actions which existed at September 30, 2009, if any, will not materially affect Newcastle’s consolidated results of operations or financial position.

Preferred Dividends in Arrears — As of September 30, 2009, $12.4 million of dividends on Newcastle’s cumulative preferred stock were unpaid and in arrears.

Contingent Gain in CDOs — As of September 30, 2009, Newcastle has recorded $1.0 billion of losses in its CDOs in excess of its economic exposure which must eventually be reversed through amortization, sales at gains, or as gains at the deconsolidation or termination of the CDOs.

9. RECENT ACTIVITIES

These financial statements include a discussion of material events which have occurred subsequent to September 30, 2009 (referred to as “subsequent events”) through the issuance of these consolidated financial statements on November 9, 2009. Events subsequent to that date have not been considered in these financial statements.

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

We employ leverage as part of our investment strategy. We do not have a predetermined target debt to equity ratio as we believe the appropriate leverage for the particular assets we are financing depends on the credit quality of those assets. As a result of our negative GAAP equity, our GAAP debt to equity ratio is not a meaningful measure as of September 30, 2009. Our general investment guidelines adopted by our board of directors limit total leverage (as defined under the governing documents) to a maximum 9.0 to 1 debt to equity ratio. As of September 30, 2009, our debt to equity ratio, as computed under this method, was approximately 4.3 to 1.0.

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

For the Nine Months Ended September 30,	CDOs	Other Non-Recourse	Recourse	Unlevered	Unallocated	Total
2009	$221,385	$58,043	$6,200	$1,333	$72	$287,033
2008	$232,652	$67,700	$39,417	$19,861	$1,831	$361,461

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

During the first nine months of 2009, credit spreads widened initially and then tightened substantially in the third quarter of 2009. This net tightening of credit spreads caused the net unrealized losses on our securities to decrease. One of the key drivers of the widening of credit spreads has been the continued disruption and liquidity concerns throughout the credit markets. The severity and scope of the disruption intensified meaningfully during the fourth quarter of 2008 and the first portion of 2009 and caused credit spreads to widen further during this period. In the third quarter 2009, credit spreads tightened substantially. Despite signs of moderate improvement, market conditions remain significantly challenging, and we do not know how recent changes in market conditions will affect our business.

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

In some cases, we have sold, and may continue to sell, assets at prices below what we believed to be their value in order to meet liquidity requirements under certain financing arrangements. Failed CDO triggers, impairments resulting from incurred losses, and asset sales at prices significantly below face amount, while the related debt is being repaid at its full face amount, further contribute to reductions in future earnings, cash flow and liquidity. As a result, we expect that our future cash flow from operations will be significantly reduced relative to previous periods.

In order to maintain liquidity, we have elected to retain the majority of our investment proceeds (including those from asset sales) in lieu of using those proceeds to make new investments, or to buy back stock or debt, and elected not to declare any common or preferred dividends during the fourth quarter of 2008 or the first three quarters of 2009. This approach has increased our liquidity while reducing our operating earnings. We may elect to adjust or not to pay any future dividend payments to reflect our current and expected cash from operations or to satisfy future liquidity needs.

Extent of Market Disruption

We do not currently know the full extent to which this market disruption will affect us or the markets in which we operate, and we are unable to predict its length or ultimate severity. If the disruption continues, particularly with respect to commercial real estate, we will likely experience additional impairment charges, potential reductions in cash flows from our investments and additional challenges in raising capital and obtaining investment financing on attractive terms. Moreover, we will likely need to continue to place a high priority on managing our liquidity. If we raised capital or issued unsecured debt in the current market, it could be significantly dilutive to our current shareholders.

Future cash flows and our liquidity may be materially impacted if conditions do not continue to improve. Should the current conditions worsen, or persist for an extended period of time, our available capital could be reduced upon the expiration or termination of our capital resources.

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

Variable Interest Entities

Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 810 “Consolidation” clarified the methodology for determining whether an entity is a variable interest entity (“VIE”) and the methodology for assessing who is the primary beneficiary of a VIE. VIEs are defined as entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. A VIE is required to be consolidated by its primary beneficiary, and only by its primary beneficiary, which is defined as the party who will absorb a majority of the VIE’s expected losses or receive a majority of the expected residual returns as a result of holding variable interests.

The VIEs in which we have a significant interest include (i) our subprime securitizations, which are held in qualifying special purpose entities under ASC 860-40, “Transfers to Qualifying Special Purpose Entities”, and are therefore exempt from consolidation as VIEs, and (ii) our CDOs, in which we have been determined to be the primary beneficiary and therefore consolidate them, since we would absorb a majority of their expected losses and receive a majority of their expended residual returns, as determined on the date of formation and on any applicable reconsideration dates. Our CDOs are held in special purpose entities whose debt is treated as a non-recourse secured borrowing of Newcastle.

We will continue to analyze future investments, as well as reconsideration events in existing entities, pursuant to the requirements of ASC 810. These analyses require considerable judgment in determining the primary beneficiary of a VIE since they involve estimated probability weighting of subjectively determined possible cash flow scenarios. The result could be the consolidation of an entity that would otherwise not have been consolidated or the non-consolidation of an entity that would otherwise have been consolidated.

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

See Note 6 to our consolidated financial statements in Part I, Item 1, “Financial Statements and Supplementary Data” for information regarding the fair value of our investments, and its estimation methodology, as of September 30, 2009.

Our estimation of the fair value of level 3B assets (as described below) involves significant judgment. Changes in market conditions, as well as changes in the assumptions or methodology used to determine fair value, could result in a significant increase or decrease in our GAAP equity. For securities valued using pricing models, the inputs include the discount rate, assumptions relating to prepayments, default rates and loss severities, as well as other variables. We validated the inputs and outputs of our models by comparing them to available independent third party market parameters and models for reasonableness. We believe the assumptions we used are within the range that a market participant would use and factor in the relative illiquidity currently in the markets. In comparison to the prior year end, we have used slower prepayment speeds, higher default rates and higher severity assumptions as inputs to our pricing models in order to reflect current market conditions. In the first three quarters of 2009, Newcastle generally lowered the prepayment assumptions based on observed reductions in actual prepayment speeds and slower expected future prepayments consistent with market projections. The slower prepayments were the result of increasing difficulties for borrowers to refinance, caused by a tightening of underwriting standards, decline in home prices, contraction of available lenders due to bank failures and a distressed securitization market. Default assumptions were increased due to higher levels of delinquent underlying loans. Loss severity assumptions were increased based on observed increases in recent loss severities that have been driven by falling home prices and the increasing number of foreclosures or distressed home sales in the residential sector and higher losses as a result of the increasing number of foreclosures and bankruptcies of borrowers experienced in the commercial sector.

For debt securities valued with internal models, which have an aggregate fair value of $227.0 million as of September 30, 2009, a 10% unfavorable change in our assumptions would result in the following decreases in such aggregate fair value:

	CMBS	ABS
Outstanding face amount	$969,323	$462,687
Fair value	$126,789	$100,218
Effect on fair value with 10% unfavorable change in:
Discount rate	$(2,503)	$(4,531)
Prepayment rate	N/A	$(1,528)
Default rate	$(20,233)	$(7,831)
Loss severity	$(15,338)	$(14,506)

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

Pursuant to ASC 820 “Fair Value Measurements and Disclosures”, our securities must be categorized by the “level” of inputs used in estimating their fair values. Level 1 would be assets valued based on quoted prices for identical instruments in active markets; we have no level 1 assets. Level 2 would be assets valued based on quoted prices in active markets for similar instruments, on quoted prices in less active or inactive markets, or on other “observable” market inputs. Level 3 would be assets valued based significantly on “unobservable” market inputs. We have further broken level 3 into level 3A, third party indications, and level 3B, internal models. Fair value under ASC 820 represents an exit price in the normal course of business, not a forced liquidation price. If we were forced to sell assets in a short period to meet liquidity needs, the prices we receive could be substantially less than the recorded fair values.

We generally classify the broker quotations we receive as level 3A inputs, except for certain liquid securities. They are quoted prices in generally inactive and illiquid markets for identical or similar securities. These quotations are generally received via email and contain disclaimers which state that they are “indicative” and not “actionable” – meaning that the party giving the quotation is not bound to actually purchase the security at the quoted price. These quotations are generally based on models prepared by the brokers and we have little visibility into the inputs they use. Based on procedures we have performed with respect to prior quotations received from these brokers in comparison to the outputs generated from our internal pricing models and transactions we have completed with respect to these securities, as well as on our knowledge and experience of these markets, we have generally determined that these quotes represent a reasonable estimate of fair value. In addition, management performs its own quarterly analysis of fair value, based on internal pricing models, to confirm that each of the quotations received represented a reasonable estimate of fair value as defined under ASC 820. For securities valued using quotations, a 100 basis point change in credit spreads would impact estimated fair value at period and by approximately $49.1 million.

We must also assess whether unrealized losses on securities, if any, reflect a decline in value which is other-than-temporary and, if so, write the impaired security down to its fair value through earnings. A decline in value is deemed to be other-than-temporary if (i) it is probable that we will be unable to collect all amounts due according to the contractual terms of a security which was not impaired at acquisition (there is an expected credit loss), or (ii) if we have the intent to sell a security in an unrealized loss position or it is more likely than not we will be required to sell a security in an unrealized loss position prior to its anticipated recovery (if any). For the purposes of performing this analysis, we assume the anticipated recovery period is until the respective security’s expected maturity. Also, for those securities within the scope of ASC 325-40, “Beneficial Interests in Securitized Financial Assets”, whenever there is a probable adverse change in the timing or amounts of estimated cash flows of a security from the cash flows previously projected, an other-than-temporary impairment is considered to have occurred. Securities within the scope of ASC 325-40 are also analyzed for other-than-temporary impairment under the guidelines applicable to all securities as described herein. We note that primarily all of our securities, except our FNMA/FHLMC securities, fall within the scope of ASC 325-40.

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

During the nine months ended September 30, 2009, we had 209, or $514.7 million carrying amount of, securities that were downgraded and recorded a net other-than-temporary impairment charge of $292.5 million on these securities in 2009. However, we do not depend on credit ratings in underwriting our securities, either at acquisition or on an ongoing basis. As mentioned above, a credit rating downgrade is one factor that we monitor and consider in our analysis regarding other-than-temporary impairment, however it is not determinative. Our securities generally benefit from the support of one or more subordinate classes of securities or equity or other forms of credit support. Therefore, credit rating downgrades, even to the extent they relate to an expectation that a securitization we have invested in, on an overall basis, has credit issues, may not ultimately impact cash flow estimates for the class of securities in which we are invested.

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

Valuation of Derivatives

Similarly, our derivative instruments are carried at fair value pursuant to ASC 815 “Derivatives and Hedging,” as amended. Fair value is based on counterparty quotations. Newcastle reports the fair value of derivative instruments gross of cash paid or received pursuant to credit support agreements and is reflected on a net by counterparty basis when Newcastle believes a legal right of setoff exists under an enforceable netting agreement. To the extent they qualify as cash flow hedges under ASC 815, net unrealized gains or losses are reported as a component of accumulated other comprehensive income; otherwise, they are reported currently in income. To the extent they qualify as fair value hedges, net unrealized gains or losses on both the derivative and the related portion of the hedged item are reported currently in income. Fair values of such derivatives are subject to significant variability based on many of the same factors as the securities discussed above, including counterparty risk. The results of such variability could be a significant increase or decrease in our GAAP equity and/or earnings.

Impairment of Loans

We purchase, directly and indirectly, real estate related, commercial mortgage and residential mortgage loans, including manufactured housing loans and subprime mortgage loans. We must periodically evaluate each of these loans or loan pools for possible impairment. Impairment is indicated when it is deemed probable that we will be unable to collect all amounts due according to the contractual terms of the loan, or, for loans acquired at a discount for credit losses, when it is deemed probable that we will be unable to collect as anticipated. Upon determination of impairment, we would establish a specific valuation allowance with a corresponding charge to earnings. We continually evaluate our loans receivable for impairment. Our residential mortgage loans, including manufactured housing loans, are aggregated into pools for evaluation based on like characteristics, such as loan type and acquisition date. Individual loans are evaluated based on an analysis of the borrower’s performance, the credit rating of the borrower, debt service coverage and loan to value ratios, the estimated value of the underlying collateral, the key terms of the loan, and the effect of local, industry and broader economic trends and factors. Pools of loans are also evaluated based on similar criteria, including historical and anticipated trends in defaults and loss severities for the type and seasoning of loans being evaluated. This information is used to estimate specific impairment charges on individual loans as well as provisions for estimated unidentified incurred losses on pools of loans. Significant judgment is required both in determining impairment and in estimating the resulting loss allowance. Furthermore, we must assess our intent and ability to hold our loan investments on a periodic basis. If we do not have the intent to hold a loan for the foreseeable future or until its expected payoff, the loan must be classified as “held for sale” and recorded at the lower of cost or estimated fair value. As of September 30, 2009, we determined that we could not express the intent and ability to hold all of our loans which are in an unrealized loss position for the foreseeable future or until their expected pay off.

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

Recent Accounting Pronouncements

In February 2008, the FASB issued FASB Staff Position No. FAS 140-3 (“FSP FAS 140-3”), “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.” FSP FAS 140-3, codified in ASC 860-10, provides guidance on accounting for a transfer of a financial asset and a repurchase financing. It presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (a linked transaction) unless certain criteria are met. If the criteria are not met, the linked transaction would be recorded as a net investment, likely as a derivative, instead of recording the purchased financial asset on a gross basis along with a repurchase financing. FSP FAS 140-3 applies to reporting periods beginning after November 15, 2008 and is only applied prospectively to transactions that occur on or after the adoption date. The adoption of FSP FAS 140-3 did not have a material impact on our financial condition, liquidity or results of operations as we have not entered into any such transactions since January 2009.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS 161, codified in ASC 815-10-65 applies to reporting periods beginning after November 15, 2008. ASC 815-10-65 requires enhanced disclosures about an entity’s derivative and hedging activities. It does not change the accounting for such activities. As a result, while the adoption of ASC 815-10-65 has changed our disclosures, it did not have a material impact on our financial condition, liquidity or results of operations.

In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20.” This FSP, codified in ASC 325-40-65 “Beneficial Interests in Securitized Financial Assets”, amends previous guidance to achieve more consistent determination of whether an other-than-temporary impairment has occurred, with the same objective as ASC 320. In particular, it changed a requirement to analyze a security’s estimated cash flows from a market participant’s perspective to an analysis from the perspective of the holder. It is effective for periods ending after December 15, 2008 and is applied prospectively. Due to the prospective nature of its adoption, the adoption of ASC 325-40-65 did not have a material impact on our financial condition, liquidity or results of operations. It did not have a material impact on our impairment analyses subsequent to adoption because we generally analyze cash flows of securities in a manner consistent with market practice.

In April 2009, the FASB issued three FSPs related to fair value and impairment, FSP FAS 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments (codified in ASC 825-10-65),” FSP FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments (codified in ASC 320-10-65),” and FSP FAS 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (codified in ASC 820-10-65).” These FSPs (i) require disclosures about the fair value of financial instruments on an interim basis, (ii) change the guidance for determining, recording and disclosing other-than-temporary impairment, and (iii) provide additional guidance for estimating fair value when the volume or level of activity for an asset or liability have significantly decreased. These FSPs were effective for Newcastle as of April 1, 2009. They had a significant impact on our disclosures, but no material impact on our financial condition, liquidity, or results of operations upon adoption. A reclassification adjustment of $1.3 billion of loss from Accumulated Deficit to Accumulated Other Comprehensive Income (Loss) was recorded at adoption of FSP FAS 115-2 and 124-2 (as codified in ASC 320-10-65) but had no net effect on equity. Post-adoption impairment determinations, including the analysis performed at September 30, 2009, are performed using this new guidance and may result in materially different conclusions than would have been reached under prior guidance.

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140.” As of the date of this filing, FASB ASC did not integrate SFAS 166 into the codification. SFAS 166 eliminates the concept of qualified special purpose entities (QSPEs), changes the requirements for reporting a transfer of a portion of financial assets as a sale, clarifies other sale accounting criteria and changes the initial measurement of a transferor’s interest in transferred financial assets. Furthermore, it requires additional disclosures. SFAS 166 is effective for fiscal year beginning after November 15, 2009. We are currently evaluating the potential impact of SFAS 166 will have on us. At this time, we do not expect that the adoption of SFAS 166 will have a material impact on our financial position, liquidity or results of operations.

In June 2009, the FASB issued SFAS No. 167 “Amendment to FASB Interpretation No. 46(R).” As of the date of this filing, FASB ASC did not integrate SFAS 167 into the codification. SFAS 167 changes the definition of a variable interest entity (“VIE”) and changes the methodology to determine who is the primary beneficiary of, or in other words who consolidates, a VIE. Furthermore, it eliminates the scope exception for qualified special purpose entities (QSPEs), which are now subject to the VIE consolidation rules. SFAS 167 is effective for fiscal year beginning after November 15, 2009. Generally, the changes are expected to cause more entities to be defined as VIE’s and to require consolidation by the entity that exercises day-to-day control over a VIE, such as servicers and collateral managers. We are currently evaluating the potential impact of SFAS 167 on us. If the adoption of this standard caused us to deconsolidate any of our CDOs or other non-recourse financing structures, we would record a gain to the extent that we have taken impairments on assets within a given VIE in excess of our investment in such VIE. This gain could be material. To the extent the adoption resulted in the consolidation of VIEs that are currently not consolidated, the impact could be material to our gross assets, liabilities, revenues and expenses but would not be material to the net income or equity applicable to our common stockholders.

RESULTS OF OPERATIONS

The following table summarizes the changes in our results of operations from the three and nine months ended September 30, 2008 to the three and nine months ended September 30, 2009 (dollars in thousands):

	Three Months		Nine Months		Explanations of Material Changes
	Amount Change	Percent Change	Amount Change	Percent Change
Interest income	$(38,327)	(33.8)%	$(74,428)	(20.6)%	(1)
Interest expense	(21,213)	(28.8)%	(69,585)	(29.4)%	(1)
Provision for credit losses on loan pools	(2,077)	(100.0)%	(6,450)	(100.0)%	(2)
Valuation allowance on loans (held for sale in 2009)	(46,757)	N.M.	6,177	N.M.	(2)
Other-than-temporary impairment on securities, net	(23,319)	N.M.	169,370	N.M.	(3)
Gain (loss) on settlement of investments, net	860	N.M.	3,868	98.7%	(4)
Gain (loss) on extinguishment of debt	127,219	N.M.	172,361	N.M.	(5)
Other income (loss), net	15,660	N.M.	37,986	N.M.	(6)
Equity in earnings of unconsolidated subsidiaries	(123)	(29.4)%	(7,908)	(96.6)%	(7)
Loan and security servicing expense	(621)	(36.1)%	(1,367)	(26.1)%	(1)
General and administrative expense	95	4.4%	1,202	21.4%	(8)
Management fee to affiliate	(105)	(2.3)%	(316)	(2.3)%	(9)
Depreciation and amortization	—	0.0%	—	0.0%	N/A

Income (loss) from continuing operations	$199,286	136.2%	$32,848	(12.5)%

N.M.—Not meaningful

(1)	Changes in interest income and expense are primarily related to our acquisition and disposition during these periods of interest bearing assets and related financings, as follows:

	Three Months		Nine Months
	Period to Period Increase (Decrease)		Period to Period Increase (Decrease)
	Interest Income	Interest Expense	Interest Income	Interest Expense
Disposition of securities and loans	$(8,426)	$(4,729)	$(28,231)	$(17,061)
Prepayment penalty income	704	—	8,158	—
Repayment of debt obligations and related dispositions	—	(1,392)	(4,004)	(7,785)
Paydowns	(5,579)	(2,987)	(18,171)	(10,459)
Amortization of deferred hedge loss	—	1,710	—	6,699
Other (see below)	(25,026)	(13,815)	(32,180)	(40,979)

	$(38,327)	$(21,213)	$(74,428)	$(69,585)

Changes in Other are primarily due to changes in interest rates and partially offset by the increased interest income recorded in 2009 as a result of the accretion of discounts on the impaired securities.

Changes in loan and security servicing expense are primarily due to dispositions and paydowns.

(2)	This change is primarily the result of the classification of loans as held for sale in the fourth quarter of 2008 as we could no longer express the intent and ability to hold our loan investments through maturity. For the nine months ended September 30, 2009, the actual losses incurred in our pools of residential mortgage loans were recorded against the Valuation Allowance on Loans Held for Sale whereas the change in fair value was recorded to Valuation Allowance on Loans Held for Sale. The change for the three months ended September 30, 2009 is a result of a net increase in the valuation of the loans.
(3)	This change is due to the impairment charges recorded as a result of the continued credit market turmoil, which led us to record write downs to a significant portion of our securities portfolio. The change for the three months ended September 30, 2009 is a result of a tightening of credit spreads.
(4)	This change is predominantly the result of the gains recorded on paydown at par of loans and securities previously written down, partially offset by the loss on sales of certain securities and loans.
(5)	This change is primarily due to increased gains on the repurchase of our own debt.
(6)	This change is primarily due to an increase in the fair value of our interest rate swaps not designated as accounting hedges in the three and nine months ended September 30, 2009 which we mark to market through the statement of operations, and the unrealized loss recorded on the total rate of return swaps held in 2008.
(7)	This change is primarily due to the sale of our interests in the operating real estate joint venture in 2008.
(8)	This change is primarily due to increases in insurance expense, legal and professional fees, partially offset by a refund of excise tax paid in 2008.
(9)	Management fees have remained relatively stable as we did not raise capital through common or preferred stock offerings during these periods. As a result of impairment charges, we will not incur incentive compensation to our manager for an indefinite period of time.

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

Sources of Liquidity and Uses of Capital

As of the date of this filing, we currently have sufficient cash on hand to satisfy all of our non-agency recourse liabilities (excluding our trust preferred securities, which are long-term obligations). With respect to the next twelve months, we expect that our cash on hand combined with our cash flow provided by operations will be sufficient to satisfy our anticipated liquidity needs with respect to our current investment portfolio, including related financings, hedges, potential margin calls and operating expenses. While it is inherently more difficult to forecast beyond the next twelve months, we currently expect to meet our long term liquidity requirements, specifically the repayment of our debt obligations, through our cash on hand and, if needed, additional borrowings, proceeds received from repurchase agreements and similar financings, and the liquidation or refinancing of our assets.

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

Update on Liquidity, Capital Resources and Capital Obligations

Certain details regarding our liquidity, current financings and capital obligations as of November 4, 2009 are set forth below:

•	Cash – We had unrestricted cash of $74.0 million. In addition, we had $126.7 million of restricted cash for reinvestments in our CDOs;

•

Margin Exposure – We have no financings subject to margin calls, other than one repurchase agreement with a face amount of $41.4 million which finances our FNMA/FHLMC investments and four interest rate swap agreements with an aggregate notional amount of $70.1 million;

•

Construction Loan Funding Commitment – In June 2009, we entered into an agreement with the other lender parties to the commercial construction loan to terminate all future funding commitments. As a result, as of September 30, 2009, we no longer have any future funding commitments with respect to this loan; and

•

Recourse Financings – Substantially all of our assets, other than our FNMA/FHLMC investments, are currently financed with term debt subject to amortization payments. The following table compares the face amount of our recourse financings, excluding the trust preferred securities:

	November 4, 2009	September 30, 2009	December 31, 2008
Recourse Financings
Real Estate Securities, Loans and Properties	$36,171	$36,420	$102,977
Manufactured Housing Loans	12,346	13,425	51,118
FNMA/FHLMC Securities	41,438	41,619	173,495

Total Recourse Financings	$89,955	$91,464	$327,590

The following table summarizes the scheduled repayments of our recourse financings as of November 4, 2009:
November 4, 2009 to December 31, 2009 (A)	$47,438
1st Quarter 2010	15,171
2nd Quarter 2010	23,000
3rd Quarter 2010	3,000
4th Quarter 2010	1,346

Total Recourse Financings	$89,955

(A)	Includes $41.4 million of financing on FNMA/FHLMC securities, which is expected to be “rolled” (refinanced at similar terms) upon maturity.

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

In addition to the information referenced above, the following factors could also affect our liquidity, access to capital resources and our capital obligations. As such, if their outcomes do not fall within our expectations, changes in these factors could negatively affect our liquidity.

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

•

Impact of Rating Downgrades on CDO Cash Flows – Ratings downgrades of assets in our CDOs can negatively impact compliance with the CDOs’ over collateralization tests. Generally, the over collateralization test measures the principal balance of the specified pool of assets in a CDO against the corresponding liabilities issued by the CDO. However, based on ratings downgrades, the principal balance of an asset or of a specified percentage of assets in a CDO may be deemed to be reduced below their current balance to levels set forth in the related CDO documents for purposes of calculating the over collateralization test. As a result, ratings downgrades can reduce the assumed principal balance of the assets used in the over collateralization test relative to the corresponding liabilities in the test, thereby reducing the over collateralization percentage. In addition, actual defaults of assets would also negatively impact compliance with the over collateralization tests. Failure to satisfy an over collateralization test could result in the redirection of cashflows, or, in certain cases, in the potential removal of Newcastle as collateral manager of the affected CDO. See “Debt Obligations” below for a summary of assets on negative watch for possible downgrade in our CDOs.

•

Impact of Expected Repayment or Forecasted Sale on Cash Flows – The timing of and proceeds from the repayment or sale of certain investments may be different than expected or may not occur as expected. Proceeds from sales of assets in the current illiquid market environment are unpredictable and may vary materially from their estimated fair value and their carrying value.

Investment Portfolio

The following summarizes our investment portfolio at September 30, 2009 (dollars in millions).

	Outstanding Face Amount	Amortized Cost Basis (1)	Percentage of Amortized Cost Basis	Number of Investments	Credit (2)	Weighted Average Life (years) (3)
Investment (5)
Commercial
CMBS	$2,389	$1,504	44.9%	285	BB+	3.2
Mezzanine Loans	754	276	8.3%	23	68%	1.7
B-Notes	308	74	2.2%	11	60%	1.6
Whole Loans	98	58	1.7%	4	37%	1.9

Total Commercial Assets	3,549	1,912	57.1%			2.7

Residential
Manufactured Housing and
Residential Mortgage Loans	499	361	10.8%	12,956	697	6.0
Subprime Securities	483	206	6.2%	104	B	3.8
Subprime Retained Securities and Residuals	66	3	0.1%	7	C/649	1.8
Real Estate ABS	87	68	2.0%	26	BBB–	4.5

	1,135	638	19.1%			4.7
FNMA/FHLMC securities	48	48	1.4%	3	AAA	3.9

Total Residential Assets	1,183	686	20.5%			4.6

Corporate
REIT Debt	561	552	16.5%	61	BB	4.3
Corporate Bank Loans	341	198	5.9%	10	CCC–	2.6

Total Corporate Assets	902	750	22.4%			3.7

TOTAL / WA	$5,634	$3,348	100.0%			3.3

Reconciliation to GAAP total assets:
Net unrealized loss recorded in accumulated other comprehensive income		(622)
Other assets
Subprime mortgage loans subject to call option (4)		402
Real estate held for sale		10
Cash and restricted cash		214
Other		47

GAAP total assets		$3,399

WA – Weighted average, in all tables.

(1)	Net of impairments.
(2)	Credit represents weighted average of minimum rating for rated assets, LTV (based on the appraised value at the time of purchase) for non-rated commercial assets, FICO score for non-rated residential assets and an implied AAA rating for FNMA/FHLMC securities. Ratings provided above were determined by third party rating agencies as of a particular date, may not be current and are subject to change (including the assignment of a “negative watch”) at any time.
(3)	Weighted average life represents the timing of expected principal payments on the asset. For an asset with an expected loss, weighted average life represents the timing of all remaining expected cash flows, both principal and interest payments.
(4)

Our subprime mortgage loans subject to call option are excluded from the statistics because they result from an option, not an obligation, to repurchase such loans, are noneconomic until such option is exercised, and are offset by an equal liability on the consolidated balance sheet.

(5)	The following tables summarize certain supplemental data relating to our investments (dollars in thousands):

CMBS

Deal Vintage (A)	Average Minimum Rating (B)	Number	Outstanding Face Amount	Amortized Cost Basis	Percentage of Amortized Cost Basis	Delinquency 60+/FC/REO (C)	Principal Subordination (D)	Weighted Average Life (years)
Pre 2004	BBB+	81	$429,115	$413,444	27.5%	3.6%	11.8%	3.3
2004	BB+	61	434,747	338,967	22.5%	3.1%	5.7%	4.2
2005	BB	53	601,136	251,409	16.7%	2.0%	5.8%	3.1
2006	BB+	50	473,568	324,715	21.6%	1.3%	10.3%	2.9
2007	B+	40	450,518	175,363	11.7%	3.0%	10.8%	2.4

Total / WA	BB+	285	$2,389,084	$1,503,898	100.0%	2.5%	8.7%	3.2

(A)	The year in which the securities were issued.

(B)	Ratings provided above were determined by third party rating agencies as of a particular date, may not be current and are subject to change (including the assignment of a “negative watch”) at any time.
(C)	The percentage of underlying loans that are 60+ days delinquent, or in foreclosure or considered real estate owned (REO).
(D)	The percentage of the outstanding face amount of securities that is subordinate to our investments.

Mezzanine Loans, B-Notes and Whole Loans

	Mezzanine Loans	B-Notes	Whole Loans	Total / WA
Outstanding Face Amount	$753,902	$308,085	$97,680	$1,159,667
Amortized Cost Basis	$276,196	$73,599	$58,496	$408,291
Number	23	11	4	38
Weighted Average First $ Loan to Value (A)	55.3%	47.9%	0.0%	48.7%
Weighted Average Last $ Loan to Value (A)	68.1%	59.8%	37.3%	63.3%
Delinquency (B)	6.0%	42.7%	0.0%	15.2%

(A)	Loan to value is based on the appraised value at the time of purchase.
(B)	The percentage of underlying loans that are non-performing, in foreclosure, under bankruptcy filing or considered real estate owned.

Manufactured Housing and Residential Loans

Deal	Outstanding Face Amount	Amortized Cost Basis	Percentage of Amortized Cost Basis	Average Loan Age (months)	Original Balance	Delinquency 90+/FC/REO (A)	Cumulative Loss to Date
Manufactured Housing Loans Portfolio I	$175,377	$116,359	32.3%	96	$327,855	1.5%	5.1%
Manufactured Housing Loans Portfolio II	252,436	199,641	55.3%	126	434,743	1.2%	3.2%
Residential Loans Portfolio I	67,498	41,438	11.5%	77	646,357	9.1%	0.2%
Residential Loans Portfolio II	3,795	3,180	0.9%	60	83,950	0.0%	0.0%

Total / WA	$499,106	$360,618	100.0%	108	$1,492,905	2.3%	3.5%

(A)	The percentage of loans that are 90+ days delinquent, or in foreclosure or considered real estate owned (REO).

Subprime Securities (A)

	Security Characteristics
Vintage (B)	Average Minimum Rating (C)	Number of Securities	Outstanding Face Amount	Amortized Cost Basis	Percentage of Amortized Cost Basis	Principal Subordination (D)	Excess Spread (E)
2003	BB	15	$23,085	$15,481	7.5%	20.9%	4.2%
2004	B+	31	99,222	41,420	20.1%	12.9%	4.2%
2005	B	39	169,272	46,915	22.8%	23.3%	5.1%
2006	CCC	12	105,166	45,187	21.9%	18.7%	4.9%
2007	BB+	7	86,072	57,085	27.7%	30.7%	4.6%

Total / WA	B	104	$482,817	$206,088	100.0%	21.4%	4.8%

	Collateral Characteristics
Vintage (B)	Average Loan Age (months)	Collateral Factor (F)	3 month CPR (G)	Delinquency (H)	Cumulative Losses to Date
2003	78	0.11	13.1%	15.0%	2.6%
2004	65	0.15	11.7%	18.8%	2.6%
2005	52	0.25	17.2%	32.8%	7.3%
2006	38	0.58	14.9%	38.6%	9.2%
2007	36	0.69	20.7%	32.4%	8.3%

Total / WA	50	0.37	16.0%	30.3%	6.7%

(A)	Excludes subprime retained securities and residual interests.
(B)	The year in which the securities were issued.
(C)	Ratings provided above were determined by third party rating agencies as of a particular date, may not be current and are subject to change (including the assignment of a “negative watch”) at any time.
(D)	The percentage of the outstanding face amount of securities and residual interests that is subordinate to our investments.
(E)	The annualized amount of interest received on the underlying loans in excess of the interest paid on the securities, as a percentage of the outstanding collateral balance.
(F)	The ratio of original unpaid principal balance of loans still outstanding.
(G)	Three month average constant prepayment rate.
(H)	The percentage of underlying loans that are 90+ days delinquent, or in foreclosure or considered real estate owned (REO).

Subprime Retained Securities and Residual Interests

Represents $2.0 million and $0.1 million of amortized cost basis of retained bonds and residual interests, respectively, in the securitizations of Subprime Portfolios I and II. For further information on these securitizations, see Note 4 to our consolidated financial statements included herein.

REIT Debt

Industry	Average Minimum Rating (A)		Number	Outstanding Face Amount	Amortized Cost Basis	Percentage of Amortized Cost Basis
Retail	BB+		18	$164,460	$152,365	27.6%
Diversified	B	–	13	133,141	133,511	24.2%
Office	BBB		12	130,219	132,441	24.0%
Multifamily	BBB		4	18,765	17,513	3.2%
Hotel	BBB	–	4	37,220	37,777	6.9%
Healthcare	BBB	–	6	51,600	51,374	9.3%
Storage	A	–	1	5,000	5,078	0.9%
Industrial	BB	–	3	20,865	21,440	3.9%

Total / WA	BB		61	$561,270	$551,499	100.0%

Corporate Bank Loans

Industry	Average Minimum Rating (A)		Number	Outstanding Face Amount	Amortized Cost Basis	Percentage of Amortized Cost Basis
Real Estate	C		3	$104,549	$62,974	31.8%
Media	CC		2	112,000	35,840	18.1%
Resorts	BB	–	1	76,406	59,215	29.9%
Restaurant	B		2	19,388	14,458	7.3%
Transportation	NR		1	27,000	24,300	12.2%
Theatres	B	–	1	1,461	1,411	0.7%

Total / WA	CCC	–	10	$340,804	$198,198	100.0%

(A)	Ratings provided above were determined by third party rating agencies as of a particular date, may not be current and are subject to change (including the assignment of a “negative watch”) at any time.

Debt Obligations

Our debt obligations, as summarized in Note 5 to our consolidated financial statements included herein, existing at September 30, 2009 (gross of $13.9 million of discounts) had contractual maturities as follows (in thousands):

	Nonrecourse	Recourse	Total
Period from October 1, 2009 through December 31, 2009	$112,465	$48,619	$161,084
2010	—	42,845	42,845
2011	190,812	—	190,812
2012	—	—	—
2013	—	—	—
2014	—	—	—
Thereafter	4,525,916	101,700	4,627,616

Total	$4,829,193	$193,164	$5,022,357

Certain of the debt obligations included above are obligations of our consolidated subsidiaries which own the related collateral. In some cases, including the CDO and Other Bonds Payable, such collateral is not available to other creditors of ours.

Our non-CDO debt obligations contain various customary loan covenants. We were in compliance with all the covenants in our non-CDO financings as of September 30, 2009.

Our Other Bonds Payable are collateralized by two portfolios of manufactured housing loans. In January 2009, the debt for one of the portfolios of manufactured housing loans ($112.5 million outstanding at September 30, 2009) became callable at the option of the lender, and is reflected as due on October 1, 2009 in the table above. The principal and interest payments from the underlying loans, net of expenses and payments related to interest rate swap contracts, are used to repay the outstanding debt on a monthly basis.

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

On April 30, 2009, we entered into an exchange agreement with several collateralized debt obligations managed by a third party pursuant to which we agreed to exchange newly issued junior subordinated notes due in 2035 with an initial aggregate principal amount of $101.7 million (the “Notes”) for $100 million in aggregate liquidation amount of trust preferred securities that were previously issued by a subsidiary of us (the “TRUPs”) and were owned by the third party. The Notes accrue interest at a rate of 1.0% per year for a maximum of six quarters, beginning on February 1, 2009 and the aggregate principal amount of the Notes will increase to $104.9 million by July 31, 2010. Subsequent to that period, the rate reverts to that which we were required to pay on the TRUPs (7.574% through April 2016 and at a floating rate of 3-month LIBOR plus 2.25% thereafter). In conjunction with the exchange, the TRUPs were cancelled and we pledged 100% of our equity interests in NIC TP LLC, a special purpose subsidiary that holds our participation in a loan and related deposit account, which were valued at $3.6 million on September 30, 2009, as collateral. The pledged collateral will be released at the end of the interest rate modification period. This exchange is considered a troubled debt restructuring under GAAP which requires us to account for the effect of the interest modification prospectively and to record expenses related to the modification immediately through earnings.

In September 2009, we repurchased $150.1 million face amount of six classes of CDO bonds for $16.7 million. As a result, we extinguished $150.1 million face amount of CDO debt and recorded a gain on extinguishment of debt of $132.5 million in the third quarter of 2009.

The following table summarizes our CDO financings as of September 30, 2009 (dollars in thousands). The amounts reflect data at the CDO level which is unconsolidated and thus is different from the GAAP balance sheet due to intercompany amounts eliminated in consolidation.

	CDO IV			CDO V		CDO VI			CDO VII			CDO VIII			CDO IX			CDO X			Total / Weighted Average
Balance Sheet:
Asset Face Amount	$422,860			$512,177		$483,916			$494,990			$918,816			$835,467			$1,422,344			$5,090,570

Asset Amortized Cost Basis	$361,331			$399,826		$306,747			$212,066			$492,976			$403,762			$1,052,031			$3,228,739
Debt Carrying Value	380,608			452,575		437,105			452,301			728,534			582,869			1,223,394			4,257,386

Invested Equity (1)	$—			$—		$—			$—			$—			$—			$—			$—

Quarterly Net Cash Receipts (2)	$145			$1,764		$147			$147			$5,021			$5,373			$4,590			$17,187
Collateral on Negative Watch (3)	$136,374			$129,026		$193,436			$232,748			$197,743			$47,250			$381,878			$1,318,455
Collateral Composition (4):
CMBS	59.7%	BB		65.2%	BB+	64.3%	BB+		67.4%	BB		20.0%	BB	–	11.5%	BB+		59.3%	BBB	–	46.3%
REIT Debt	22.4%	BBB	–	15.5%	BB+	14.6%	BBB	–	13.6%	BBB		3.3%	D		0.0%	—		15.4%	BB	–	11.0%
ABS	13.5%	BBB		19.3%	BB	16.6%	BB	–	16.8%	CCC+		7.2%	BB	–	0.0%	—		15.2%	BB+		11.8%
Bank Loans	2.1%	CCC	–	0.0%	—	4.2%	CCC+		2.2%	C		11.8%	CCC		18.8%	CCC	–	2.5%	CC		6.7%
Mezzanine Loans / B-Notes / Whole Loans	2.3%	BB+		0.0%	—	0.0%	—		0.0%	—		42.1%	CCC+		67.2%	B	–	0.0%	—		18.8%
CDO	0.0%	—		0.0%	—	0.0%	—		0.0%	—		9.8%	B		1.7%	BB	–	2.9%	C		2.9%
Restricted Cash for Reinvestments	0.0%	—		0.0%	—	0.3%	—		0.0%	—		5.8%	—		0.8%	—		4.7%	—		2.5%

Total	100.0%	BB+		100.0%	BB+	100.0%	BB		100.0%	BB	–	100.0%	B	–	100.0%	B	–	100.0%	BB+		100.0%

CDO Overview:
Effective Date	Sep-04			Feb-05		Aug-05			Jan-06			Mar-07			Jul-07			Dec-07
Reinvestment Period Ends (5)	Mar-09			Sep-09		Apr-10			Dec-10			Nov-11			May-12			Jul-12
Optional Call Date (6)	Jun-07			Dec-07		May-08			Jan-09			Dec-09			Jun-10			Aug-10
Auction Call Date (7)	Mar-14			Sep-14		Apr-15			Dec-15			Nov-16			May-17			Jul-17
Avg Debt Spread (bps) (8)	53			45		38			47			46			60			36			45
Asset Weighted Average Life	3.6			3.6		3.8			3.8			3.3			2.0			3.6			3.3
Debt Weighted Average Life	3.1			3.5		4.2			6.0			4.2			5.4			5.5			4.8
CDO Cashflow Triggers (9):
Over Collateralization (10) (11)
On the Effective Date	109.4%			110.0%		111.9%			113.4%			113.2%			116.1%			109.8%
Current	99.4%			110.2%		93.9%			84.7%			111.4%			114.1%			103.1%
Trigger	105.9%			107.5%		109.3%			110.9%			108.7%			108.0%			101.5%
Interest Coverage
Current	214.2%			223.1%		203.4%			176.2%			369.8%			369.7%			374.4%
Trigger	106.0%			106.0%		106.0%			106.0%			106.0%			103.0%			107.0%

See notes next page.

(1)	Given the non-recourse nature of our CDO liabilities, invested equity cannot be less than zero. As of period end, our GAAP equity in our CDOs was $1.0 billion in the aggregate lower than our invested equity due to impairment recorded in excess of our maximum possible economic loss.
(2)	Represents net cash received from each CDO based on all of our interests in such CDO (including senior management fees). Cash receipts for the quarter-ended September 30, 2009 included $1.5 million of non-recurring prepayment fees and may not be indicative of cash receipts for subsequent periods. See Cautionary Note Regarding Forward Looking Statements for risk and uncertainties that could cause our receipts for subsequent periods to differ materially from these amounts.
(3)	Represents the face amount of collateral on negative watch for possible downgrade by at least one rating agency (Moody’s, S&P or Fitch) as of September 30, 2009 in the respective CDOs. The amounts include CDO bonds of $146.3 million issued by Newcastle, which are eliminated in consolidation and not reflected in our investment portfolio segments.
(4)	Collateral composition is calculated as a percentage of the face amount of collateral and includes CDO bonds of $146.3 million and other bonds of $65.01 million issued by Newcastle, which are eliminated in consolidation. Also reflected are weighted average credit ratings, which were determined by third party rating agencies as of a particular date, may not be current and are subject to change (including the assignment of a “negative watch”) at any time.
(5)	Our CDO financings typically have a 5 year reinvestment period. Generally, after such period ends, principal payments on the collateral are used to paydown the most senior debt outstanding. Prior to the end of the reinvestment period, principal payments received on the collateral are reinvested.
(6)	At the option call date, Newcastle, as the equity holder, has the right to payoff the CDO bonds at their related redemption price.
(7)	At the auction call date, there is a mandatory auction of the assets. If the prices are sufficient to pay off the outstanding CDO bonds, the assets will be sold and the CDO bonds will be redeemed.
(8)	Debt spread represents the spread above the benchmark interest rate (LIBOR or U.S. Treasuries) that Newcastle pays on its debt.
(9)	Each of our CDO financings contains tests that measure the amount of over collateralization and excess interest in the transaction. Failure to satisfy these tests would cause the principal and/or interest cashflow that would otherwise be distributed to more junior classes of securities (including those held by Newcastle) to be redirected to pay down the most senior class of securities outstanding until the tests are satisfied. As a result, our cash flow and liquidity are negatively impacted upon such a failure, and the impact could be material. Each CDO contains tests at various over collateralization and interest coverage percentage levels. The trigger percentages identified above represent the first threshold at which cashflows would be redirected as described in this footnote. The data presented is as of the most recent remittance date on or before September 30, 2009 and may change or have changed subsequent to that date. In addition, our CDOs may also contain specific over collateralization tests that, if failed, can result in the occurrence of an event of default or our being removed as collateral manager of the CDO. Failure of the over collateralization tests can also cause a “phantom income” issue if cash that constitutes income is diverted to pay down debt instead of distributed to us. As of November 4, 2009, CDOs IV, VI and VII were not in compliance with their applicable over collateralization tests and, consequently, we are not receiving cash flows from these CDOs (other than senior management fees). Based upon our current calculations, we expect these portfolios to remain out of compliance for the foreseeable future. Moreover, given current market conditions, it is possible that all of our CDOs could be out of compliance with their over collateralization tests as of one or more measurement dates within the next twelve months. Our ability to rebalance will depend upon the availability of suitable securities, market prices, whether the reinvestment period of the applicable CDO has ended, and other factors that are beyond our control, such rebalancing efforts may be extremely difficult given current market conditions and we cannot assure you that we will be successful in our rebalancing efforts. If the liabilities of our CDOs are downgraded by Moody’s to certain predetermined levels, our discretion to rebalance the applicable CDO portfolios may be negatively impacted. Moreover, if we bring these coverage tests into compliance, we cannot assure you that they will not fall out of compliance in the future or that we will be able to correct any noncompliance.
(10)	Ratings downgrades of assets in our CDOs can negatively impact compliance with the over collateralization tests. Generally, the over collateralization test measures the principal balance of the specified pool of assets in a CDO against the corresponding liabilities issued by the CDO. However, based on ratings downgrades, the principal balance of an asset or of a specified percentage of assets in a CDO may be deemed reduced below their current balance to levels set forth in the related CDO documents for purposes of calculating the over collateralization test. As a result, ratings downgrades can reduce the principal balance of the assets used in the over collateralization test relative to the corresponding liabilities in the test, thereby reducing the over collateralization percentage. In addition, actual defaults of an asset would also negatively impact compliance with the over collateralization tests. Failure to satisfy an over collateralization test could result in the redirection of cashflows as described in footnote 9 above or, in certain instances, our removal as manager of the applicable portfolio.
(11)	The over collateralization excess percentages as of the October remittance reports were as follows: CDO VI -15.3%, CDO VII -28.0%, CDO VIII 8.3%, CDO IX 15.7% and CDO X 7.0%. CDOs IV and V only report actual over collateralization excess percentages on a quarterly basis. The excess percentages for a number of our CDOs decreased between June 2009 and September 2009, and this trend could continue in the future for one or more of our CDOs.

Stockholders’ Equity

Common Stock

The following table presents information on shares of our common stock issued during the nine months ended September 30, 2009:

Shares Issued	Range of Issue Prices (1)	Net Proceeds (millions)	Option Granted to Manager
116,285	N/A (2)	$0.0	N/A

(1)	Excludes prices of shares issued pursuant to the exercise of options and of shares issued to our independent directors.
(2)	The only shares issued during this period were to our independent directors.

At September 30, 2009, we had 52,905,335 shares of common stock outstanding.

As of September 30, 2009, our outstanding options had a weighted average strike price of $26.64 and were summarized as follows:

Held by the Manager	1,686,447
Issued to the Manager and subsequently transferred to certain of the Manager’s employees	798,162
Held by the independent directors and former directors	14,000

Total	2,498,609

As of September 30, 2009, approximately 5.0 million shares of our common stock were held by our manager, through affiliates, and its principals.

No dividends were declared with respect to our common stock related to the nine months ended September 30, 2009.

Preferred Stock

As of September 30, 2009, $12.4 million of dividends on Newcastle’s cumulative preferred stock were unpaid and in arrears.

Accumulated Other Comprehensive Income (Loss)

During the nine months ended September 30, 2009, our accumulated other comprehensive income (loss) changed due to the following factors (in thousands):

	Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Securities	Total Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss), December, 31, 2008	$(314,323)	$6,750	$(307,573)
Net unrealized gain (loss) on securities	—	229,077	229,077
Reclassification of net realized (gain) loss on securities into earnings	—	431,328	431,328
Net unrealized gain (loss) on derivatives designated as cash flow hedges	88,514	—	88,514
Reclassification of net realized (gain) loss on derivatives designated as cash flow hedges into earnings	6,001	—	6,001
Reclassification adjustment upon adoption of FSP 115-2 and 124-2 (discussed above)	—	(1,288,924)	(1,288,924)

Accumulated other comprehensive income (loss), September 30, 2009	$(219,808)	$(621,769)	$(841,577)

Our GAAP equity changes as our real estate securities portfolio and derivatives are marked to market each quarter, among other factors. The primary causes of mark to market changes are changes in interest rates and credit spreads. During the nine months ended September 30, 2009, a recharacterization of unrealized non-credit losses upon the adoption of FSP 115-2 and 124-2 coupled with a net tightening of credit spreads have caused a net increase in unrealized losses recorded in accumulative other comprehensive income on our real estate securities. Net unrealized losses on derivatives designated as cash flow hedges decreased for the nine months ended September 30, 2009 primarily as a result of increases in the long-term interest rates.

See “- Market Considerations” above for a further discussion of recent trends and events affecting our unrealized gains and losses as well as our liquidity.

Cash Flow

Operating Activities

Net cash flow provided by operating activities decreased to $71.5 million for the nine months ended September 30, 2009 from $92.2 million for the nine months ended September 30, 2008. This change primarily resulted from the acquisition and settlement of our investments as described above, and the performance thereof.

Operating Activities – Direct Method Comparison

Cash interest received for investments in securities and loans decreased approximately $101.9 million as a result of lower average interest earning securities and loans balance of $5.5 billion for the nine months ended September 30, 2009 compared to $6.5 billion for the nine months ended September 30, 2008 and a decrease in the weighted average interest rate to 5.09% from 6.08% for the nine months ended September 30, 2009 and September 30, 2008, respectively. The lower asset balance is primarily the result of paydowns and a higher volume of asset sales.

Cash received from interest earned on cash balances decreased approximately $3.8 million as a result of lower cash balances.

Cash received from our investment in an operating real estate joint venture decreased by $8 million due to the sale of our interest in the second quarter of 2008.

Cash interest paid decreased approximately $85.2 million due to a lower average debt balance of $4.9 billion for the nine months ended September 30, 2009 compared to $5.7 billion for the nine months ended September 30, 2008 and a decrease in the weighted average funding cost, including the effect of hedges to 3.49% from 5.10% for the nine months ended September 30, 2009 and September 30, 2008, respectively.

Incentive compensation payment decreased by $6.2 million for the nine months ended September 30, 2009, as a result of the payment of 2007 incentive compensation in September 2008. We did not make a similar payment in 2009 as we have not incurred any incentive compensation.

Investing Activities

Investing activities provided $185.5 million and $1,379.2 million during the nine months ended September 30, 2009 and 2008, respectively. Investing activities consisted primarily of investments made in certain real estate securities, loans and other real estate related assets, offset by proceeds from the sale or settlement of investments.

Financing Activities

Financing activities provided (used) ($233.5) million and ($1,360.6) million during the nine months ended September 30, 2009 and 2008, respectively. The return of restricted cash from refinancing activities and return of margin deposits served as the primary sources of cash flow from financing activities. Offsetting uses included the repayment of debt as described above and the payment of related deferred financing costs.

See the consolidated statements of cash flows included in our consolidated financial statements for a reconciliation of our cash position for the periods described.

INTEREST RATE, CREDIT AND SPREAD RISK

We are subject to interest rate, credit and spread risk with respect to our investments. These risks are further described in “Quantitative and Qualitative Disclosures About Market Risk.”

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2009, we had two material off-balance sheet arrangements. We believe that these off-balance sheet structures presented the most efficient and least expensive form of financing for these assets at the time they were entered, and represented the most common market-accepted method for financing such assets.

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

•	We have made investments in three unconsolidated subsidiaries, two of which are dormant at September 30, 2009.

In each case, our exposure to loss is limited to the carrying (fair) value of our investment.

CONTRACTUAL OBLIGATIONS

During the first nine months of 2009, we had all of the material contractual obligations referred to in our annual report on Form 10-K for the year ended December 31, 2008, excluding the debt which was repaid or repurchased and the related hedges which were terminated, as described in “– Liquidity and Capital Resources,” as well as the following:

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

AFFO is calculated as follows (in thousands):

	For the Nine Months Ended September 30,
	2009	2008
Income (loss) applicable to common stockholders	$(239,934)	$(281,410)
Operating real estate depreciation	(124)	(5,223)

Adjusted Funds from Operations (AFFO)	$(240,058)	$(286,633)

Adjusted Funds from Operations was derived from our segments as follows (in thousands):

	Book Equity at September 30, 2009	AFFO for the Nine Months Ended September 30, 2009	AFFO for the Three Months Ended September 30, 2009
CDOs	$(998,216)	$(176,451)	$71,362
Other nonrecourse	(6,474)	15,387	2,243
Recourse	6,928	(33,946)	(8,375)
Unlevered	6,989	(8,270)	(3,253)
Unallocated (1)	(187,611)	(36,778)	(12,314)

Total (2)	(1,178,384)	$(240,058)	$49,663

Preferred stock	152,500
Accumulated depreciation	(868)
Accumulated other comprehensive income (loss)	(841,577)

Net GAAP equity	$(1,868,329)

(1)	Unallocated AFFO represents ($10,126) of preferred dividends, ($6,218) of interest expense on our junior subordinated notes payable, and ($20,434) of corporate general and administrative expenses and management fees for the nine months ended September 30, 2009.
(2)	Invested common equity is equal to GAAP equity excluding preferred stock, accumulated depreciation and accumulated other comprehensive income (loss).

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

As of September 30, 2009, a 100 basis point increase in short term interest rates would increase our earnings by approximately $2.6 million per annum, assuming a static portfolio of current investments and financings.

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

As of September 30, 2009, a 100 basis point change in short term interest rates would impact our net book value by approximately $56.9 million, assuming a static portfolio of current investments and financings.

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

As of September 30, 2009, a 25 basis point movement in credit spreads would impact our net book value by approximately $19.6 million, assuming a static portfolio of current investments and financings, but would not directly affect our earnings or cash flow.

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

Risks Relating to Our Business

Challenging market conditions will likely continue to negatively impact our business, results of operations and financial condition.

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

Changes in these factors are difficult to predict, and a change in one factor can affect other factors. For example, during 2007, increased default rates in the subprime mortgage market played a role in causing credit spreads to widen, reducing availability of credit on favorable terms, reducing liquidity and price transparency of real estate related assets, resulting in difficulty in obtaining accurate mark-to-market valuations, and causing a negative perception of the state of the real estate markets and of REITs generally. These conditions worsened during 2008 as a result of the ongoing global credit and liquidity crisis and continue to have a significantly negative impact on our results of operations and financial condition. We do not currently know the full extent to which this market disruption will affect us or the markets in which we operate, and we are unable to predict its length or ultimate severity. If the challenging conditions continue, we may experience additional impairment charges as well as additional challenges in raising capital and obtaining investment or other financing on attractive terms.

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

We are currently party to non-FNMA/FHLMC recourse financing agreements that require us to make cash payments at periodic intervals. During the period from November 5, 2009 through September 30, 2010, we are required to make principal payments under these financing agreements of approximately $47.2 million. Events could occur or circumstances could arise, which we may not be able to foresee, that may cause us to be unable to make these cash payments when they become due. Failure to make the payments required under our financing documents would give the lenders the right to require us to repay all amounts owed to them under the applicable financing immediately. If the lender exercises this right, we likely would not have sufficient cash on hand to repay such amounts, which would cause a rapid deterioration in our financial condition and could necessitate a filing for protection under the United States Bankruptcy Code.

The use of CDO financings with coverage tests may have a negative impact on our operating results and cash flows.

We have retained, and may in the future retain, subordinate classes of bonds issued by certain of our subsidiaries in our CDO financings. Each of our CDO financings contains tests that measure the amount of over collateralization and excess interest in the transaction. Failure to satisfy these tests would result in principal and/or interest cash flow that would otherwise be distributed to more junior classes of securities (including those held by Newcastle) to be redirected to pay down the most senior class of securities outstanding until the tests are satisfied. As a result, failure to satisfy the coverage tests could adversely affect our operating results and cash flows by temporarily or permanently directing funds that would otherwise come to us to holders of the senior classes of bonds. In addition, the redirected funds would be used to pay down financing which currently bears an attractive rate, thereby reducing our future earnings from the affected CDO. The ratings assigned to the assets in each CDO affect the results of the tests governing whether a CDO can distribute cash to the various classes of securities in the CDO. As a result, ratings downgrades of the assets in a CDO can result in a CDO failing its tests and thereby cause us not to receive cash flows from the affected CDO. We note that we have approximately $1.3 billion of assets in our CDOs as of September 30, 2009 that are under negative watch for possible downgrade by at least one of the rating agencies. One or more of the rating agencies could downgrade some or all of these assets at any time, and any such downgrade could affect – and possibly materially affect – our future cash flows. As of November 4, 2009, CDOs IV, VI and VII were not in compliance with their applicable over collateralization tests and, consequently, we are not receiving cash flows from these CDOs (other than senior management fees). Based upon our current calculations, we expect these to remain out of compliance for the foreseeable future. Moreover, given current market conditions, it is possible that all of our CDOs could be out of compliance with their over collateralization tests as of one or more measurement dates within the next twelve months. Our ability to rebalance will depend upon the availability of suitable securities, market prices, whether the reinvestment period of the applicable CDO has ended, and other factors that are beyond our control, such rebalancing efforts may be extremely difficult given current market conditions and we cannot assure you that we will be successful in our rebalancing efforts. If the liabilities of our CDOs are downgraded by Moody’s to certain predetermined levels, our discretion to rebalance the applicable CDO portfolios may be negatively impacted. Moreover, if we bring these coverage tests into compliance, we cannot assure you that they will not fall out of compliance in the future or that we will be able to correct any noncompliance. Failure of the over collateralization tests can also cause a “phantom income” issue if cash that constitutes income is diverted to pay down debt instead of distributed to us. For more information regarding noncompliance with the terms of certain of our CDO financings in the near future, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources” and “–Debt Obligations.”

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

Our counterparties are not required to roll our repurchase agreements upon the expiration of the stated terms, which subjects us to a number of risks. As we have experienced recently and may experience in the future, counterparties electing to roll our repurchase agreements may charge higher spread and impose more onerous terms upon us, including the requirement that we post additional margin as collateral. More significantly, if a repurchase agreement counterparty elects not to extend our financing, we would be required to pay the counterparty the full repurchase price on the maturity date and find an alternate source of financing. Alternate sources of financing may be more expensive, contain more onerous terms or simply may not be available. If we were unable to pay the repurchase price for any security financed with a repurchase agreement, the counterparty has the right to sell the underlying security being held as collateral and require us to compensate them for any shortfall between the value of our obligation to the counterparty and the amount for which the collateral was sold (which may be sold at a significantly discounted price). As of September 30, 2009, we had $41.6 million in repurchase agreement obligations relating to FNMA/FHLMC securities. Moreover, all of our FNMA/FHLMC securities are financed under a repurchase agreement with one counterparty. If this counterparty elected not to roll this repurchase agreement, it is likely that we would not be able to find a replacement counterparty in a timely manner. If one or more of our repurchase agreement counterparties elected not to roll our existing repurchase agreements, such nonrenewal could increase our cost of financing, significantly reduce our liquidity and force us to sell assets at a loss.

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

We face a heightened risk of delinquency and loss from our investment in subprime mortgage loans. Subprime mortgage loans are generally loans to credit impaired borrowers and borrowers that are ineligible to qualify for loans from conventional mortgage sources due to loan size, lower credit characteristics or documentation standards. As of September 30, 2009, our subprime mortgage holdings totaled $173.4 million, or 5.1% of our assets. Loans to lower credit grade borrowers generally experience higher-than-average default and loss rates than do loans to borrowers with better credit characteristics. Material differences in the defaults, loss severities and/or prepayments on the subprime mortgage loans we acquire (or on the manufactured housing loans we acquire) from what we estimate in connection with our underwriting of the acquisition of such loans would cause reductions in our income and adversely affect our operating results, both with respect to unsecuritized loans and loans that we have securitized or otherwise financed on a long term match funded basis. We cannot assure you that our underwriting criteria will afford adequate protection against the higher risks associated with loans made to lower credit grade borrowers. If we underestimate the extent of losses that our loans will incur, then our business, financial condition, liquidity and results of operations will be adversely impacted. We have recently experienced increased default rates on our subprime mortgage loans.

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

As has been widely publicized, the SEC and other regulatory bodies that establish the accounting rules applicable to us have recently proposed or enacted a wide array of changes to current accounting rules. Moreover, these regulators may propose additional changes in the future of which we are not currently aware. Changes to accounting rules that apply to us could significantly impact our business or our reported financial performance in negative ways that we cannot predict or prepare against. We cannot predict whether any changes to current accounting rules will occur or what impact any codified changes will have on our business, results of operation or financial condition.

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

The IRS tax rules regarding recognizing capital losses and ordinary income for our non-recourse financings, coupled with current REIT distribution requirements, could result in our recognizing significant ordinary income without receiving an equivalent amount of cash proceeds. This disconnect could have a serious, negative affect on us.

We may experience issues regarding the characterization of income for tax purposes. For example, we may recognize significant capital losses, which we would not be able to use to reduce ordinary income, and which could increase the amount of income we would be required to distribute to shareholders in order to maintain our REIT status. This could occur in the case of one or more of our non-recourse financing structures, including off balance sheet structures such as our subprime securitizations, where we incur capital losses on the related assets, and ordinary income from the cancellation of the related non-recourse financing if the ultimate proceeds from the assets are insufficient to repay such debt. If we experienced any of these disconnects, we may not have sufficient cashflow to make the distributions necessary to satisfy our REIT distribution requirements, which would cause us to lose our REIT status and thereby materially negatively impact our business, financial condition and potentially impair our ability to continue operating in the future. Under current market conditions, this type of disconnect would likely occur at some point in the future if the current regulations that create the disconnect are not revised, but we cannot predict at this time when such a disconnect may occur.

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

The trading price of our common shares has recently been highly volatile. Moreover, future share price fluctuations could likely be subject to similarly wide price fluctuations in the future in response to various factors, including:

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

We did not pay dividends on our common stock for the fourth fiscal quarter of 2008 or the first three fiscal quarters of 2009. While we are required to make distributions in order to maintain our REIT status (as described above under “–We may be unable to generate sufficient revenue from operations to pay our operating expenses and to pay distributions to our stockholders”), we may elect not to maintain our REIT status, in which case we would no longer be required to make such distributions. Moreover, even if we do elect to maintain our REIT status, we may elect to comply with the applicable requirements by, after completing various procedural steps, distributing, under certain circumstances, up to 90% of the required amount in the form of common shares in lieu of cash. If we elect not to maintain our REIT status or to satisfy any required distributions in common shares in lieu of cash, such action could negatively affect our business and financial condition as well as the price of both our common and preferred shares. No assurance can be given that we will pay any dividends on our common shares in the future.

In addition, in the fourth fiscal quarter of 2008 and the first three fiscal quarters of 2009, our board of directors elected not to declare any of the specified dividends on our three series of preferred stock. Until we pay all accrued dividends on our preferred shares, we cannot pay any dividends on our common shares, pay any consideration to repurchase or otherwise acquire shares of our common stock or redeem any shares of any series of our preferred stock without redeeming all of our outstanding preferred shares in accordance with the governing documentation. Moreover, if we do not pay dividends on any series of preferred stock for six or more periods, then holders of each affected series obtain the right to call a special meeting and elect two members to our board of directors. Consequently, failure to pay dividends on our preferred shares restricts the actions that we may take with respect to our common and preferred shares and could affect the composition of our board and, thus, the management of our business. No assurance can be given that we will pay any dividends on any series of our preferred shares in the future.

Shares eligible for future sale may adversely affect our common stock price.

Sales of our common stock or other securities in the public or private market, or the perception that these sales may occur, could cause the market price of our common stock to decline. This could also impair our ability to raise additional capital through the sale of our equity securities. Under our certificate of incorporation, we are authorized to issue up to 500,000,000 shares of common stock, of which 52,905,335 shares of common stock were outstanding as of November 4, 2009. We cannot predict the size of future issuances of our common stock or other securities or the effect, if any, that future sales and issuances would have on the market price of our common stock.

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

November 9, 2009

By:	/s/ Kenneth M. Riis
Kenneth M. Riis
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Kenneth M. Riis
Kenneth M. Riis
Chief Executive Officer and President

November 9, 2009

By:	/s/ Brian C. Sigman
Brian C. Sigman
Chief Financial Officer

November 9, 2009