Form 10-K
period 2009-12-31
NEWCASTLE INVESTMENT CORP
filed 2010-02-19
CIK 1175483

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended     December 31, 2009

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

  X      Yes          No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Large Accelerated              Filer Accelerated Filer            Non-accelerated Filer     X      Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (Check One):

          Yes    X        No

The aggregate market value of the voting common stock held by non-affiliates as of June 30, 2009 (computed based on the closing price on such date as reported on the NYSE) was: $31 million.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Common stock, $0.01 par value per share: 52,912,513 outstanding as of February 17, 2010.

DOCUMENTS INCORPORATED BY REFERENCE:

1.	Portions of the Registrant’s definitive proxy statement for the Registrant’s 2010 annual meeting, to be filed within 120 days after the close of the Registrant’s fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, the operating performance of our investments, the stability of our earnings, and our financing needs. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “endeavor,” “seek,” “anticipate,” “estimate,” “overestimate,” “underestimate,” “believe,” “could,” “project,” “predict,” “continue” or other similar words or expressions. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Our ability to predict results or the actual outcome of future plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

—	reductions in cash flows received from our investments, particularly our CDOs;
—	our ability to take advantage of opportunities in additional asset classes at attractive risk-adjusted prices;
—	our ability to deploy capital accretively;
—	the risks that default and recovery rates on our loan portfolios exceed our underwriting estimates;
—	the relationship between yields on assets which are paid off and yields on assets in which such monies can be reinvested;
—	the relative spreads between the yield on the assets we invest in and the cost of financing;
—	changes in economic conditions generally and the real estate and bond markets specifically;
—	adverse changes in the financing markets we access affecting our ability to finance our investments, or in a manner that maintains our historic net spreads;
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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Annual Report on Form 10-K and the Company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov. See “Where Readers Can Find Additional Information.”

NEWCASTLE INVESTMENT CORP.

FORM 10-K

PART I

Item 1.	Business.

Overview

Newcastle Investment Corp. (“Newcastle”) is a real estate related investment and finance company. Newcastle invests in, and actively manages a portfolio of, real estate securities, loans and other real estate related assets. Our objective is to maximize the difference between the yield on our investments and the cost of financing these investments while hedging our interest rate risk. We emphasize portfolio management, asset quality, liquidity, diversification, match funded financing and credit risk management.

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

The following table summarizes our segments at December 31, 2009:

	CDOs (A)	Other Non-Recourse (A) (B)	Recourse	Unlevered	Unallocated	Total
GAAP
Investments (C) (E)	$2,389,325	$732,658	$72,808	$6,678	$-	$3,201,469
Cash and restricted cash	202,461	-	3,056	461	67,700	273,678
Other assets	36,643	-	605	4	2,229	39,481

Total assets	2,628,429	732,658	76,469	7,143	69,929	3,514,628

Debt	(4,058,928)	(706,703)	(71,309)	-	(103,264)	(4,940,204)
Derivative liabilities	(181,913)	(22,689)	(2,552)	-	-	(207,154)
Other liabilities	(2,197)	(795)	(520)	(165)	(4,245)	(7,922)

Total liabilities	(4,243,038)	(730,187)	(74,381)	(165)	(107,509)	(5,155,280)

Preferred stock	-	-	-	-	(152,500)	(152,500)

GAAP book value (D)	$(1,614,609)	$2,471	$2,088	$6,978	$(190,080)	$(1,793,152)

(A)	Assets held within CDOs and other non-recourse structures are not available to satisfy obligations outside of such financings, except to the extent we receive net cash flow distributions from such structures. Furthermore, our economic losses from such structures cannot exceed our invested equity in them. Therefore, economically, their book value cannot be less than zero, except for the amount described in note (B) below.

(B)	Includes all of the manufactured housing loan financing, of which $10.1 million (carrying value) was recourse as of December 31, 2009.

(C)	Investments in the unlevered segment include $2.3 million of real estate securities, $4.2 million of real estate related loans and $0.2 million of interests in a joint venture at December 31, 2009. A real estate related loan of $4.1 million was pledged as collateral for the junior subordinated notes and will be released at the end of the interest rate modification period.

(D)	Newcastle cannot economically lose more than its investment amount in any given non-recourse financing structure. Therefore, impairment recorded in excess of such investment, which results in negative GAAP book value for a given non-recourse financing structure, cannot economically be incurred and will eventually be reversed through amortization, sales at gains, or as gains at the deconsolidation or termination of such non-recourse financing structure. For non-recourse financing structures with negative GAAP book value, except as noted in (B) above, the aggregate negative GAAP book value which will eventually be recorded as income is $1.0 billion as of December 31, 2009.

(E)	Included in the other non-recourse segment was $403.0 million of Investments and Debt at December 31, 2009, representing the loans subject to call option of the two subprime securitizations and the corresponding financing.

Our investments cover four distinct categories:

1) Real Estate Securities:	We underwrite, acquire and manage a diversified portfolio of credit sensitive real estate securities, including commercial mortgage backed securities (CMBS), senior unsecured REIT debt issued by REITs, real estate related asset backed securities (ABS), including subprime securities, and FNMA/FHLMC securities. As of December 31, 2009, our real estate securities represented 52.1% of our assets.

2) Real Estate Related Loans:	We acquire and originate loans to real estate owners, including B-notes, mezzanine loans, corporate bank loans, and whole loans. As of December 31, 2009, our real estate related loans represented 16.3% of our assets.

3) Residential Mortgage Loans:	We acquire residential mortgage loans, including manufactured housing loans and subprime mortgage loans. As of December 31, 2009, our residential mortgage loans represented 10.9% of our assets.

4) Operating Real Estate:	We acquire and manage direct and indirect interests in operating real estate. As of December 31, 2009, our operating real estate represented 0.3% of our assets.

In addition, Newcastle had restricted and unrestricted cash and other miscellaneous net assets, which represented 8.9% of our assets at December 31, 2009.

Newcastle generally seeks to use a match fund strategy in financing our investments, when appropriate and available, in order to reduce refinancing and interest rate risks. This means that we seek both to match the maturities of our debt obligations with the maturities of our investments, in order to reduce the risk that we have to refinance our liabilities prior to the maturities of our assets, and to match the interest rates on our investments with like-kind debt (i.e., floating or fixed), in order to reduce the impact of changing interest rates on our earnings.

Newcastle’s stock is traded on the New York Stock Exchange under the symbol “NCT.” Newcastle is a real estate investment trust for federal income tax purposes and is externally managed and advised by an affiliate of Fortress Investment Group LLC, or Fortress. For its services, our manager is entitled to a management fee and incentive compensation pursuant to a management agreement. Our manager, through its affiliates, and principals of Fortress collectively owned 3.8 million shares of our common stock and our manager, through its affiliates, had options to purchase an additional 1.7 million shares of our common stock, which were issued in connection with our equity offerings, representing approximately 10.0% of our common stock on a fully diluted basis, as of December 31, 2009.

As a result of the continued challenging credit and liquidity conditions, Newcastle faces a number of challenges, as further described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Considerations.”

Our Investment Strategy

Newcastle’s investment strategy focuses predominantly on debt investments secured by real estate. We do not have specific policies as to the allocation among type of real estate related assets or investment categories since our investment decisions depend on changing market conditions. Instead, we focus on relative value and in-depth risk/reward analysis. Our focus on relative value means that assets which may be unattractive under particular market conditions may, if priced appropriately to compensate for risks such as projected defaults and prepayments, become attractive relative to other available investments. We generally utilize a match funded financing strategy, when appropriate and available, and active management as part of our investment strategy. As discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Conditions,” the continued challenging credit and liquidity conditions in the markets have reduced the current values of substantially all of our investments from historical levels, and has resulted in impairments in certain investments.

The following summarizes our investment portfolio at December 31, 2009 (dollars in millions):

	Outstanding Face Amount	Amortized Cost Basis (1)	Percentage of Amortized Cost Basis	Number of Investments	Credit (2)	Weighted Average Life (years) (3)
Investment (5)
Commercial
CMBS	$2,458	$1,467	45.4%	294	BB	3.1
Mezzanine Loans	718	240	7.4%	21	69%	1.9
B-Notes	308	80	2.5%	11	76%	1.9
Whole Loans	93	55	1.7%	4	36%	1.6

Total Commercial Assets	3,577	1,842	57.0%			2.7

Residential
Manufactured Housing and Residential Mortgage Loans	484	375	11.6%	12,613	699	6.5
Subprime Securities	463	187	5.8%	104	B	4.6
Real Estate ABS	86	66	2.0%	26	BB+	4.4
Subprime Retained Securities and Residuals	62	2	0.1%	7	C	1.8

	1,095	630	19.5%			5.3

FNMA/FHLMC securities	46	46	1.4%	3	AAA	3.8

Total Residential Assets	1,141	676	20.9%			5.2

Corporate
REIT Debt	518	513	15.9%	59	BB+	4.2
Corporate Bank Loans	314	199	6.2%	10	CCC-	3.4

Total Corporate Assets	832	712	22.1%			3.9

TOTAL / WA	$5,550	$3,230	100.0%			3.4

Reconciliation to GAAP total assets:
Net unrealized loss recorded in accumulated other comprehensive income		(454)
Other assets

Subprime mortgage loans subject to call option (4)		403
Real estate held for sale		10
Cash and restricted cash		273
Other		53

GAAP total assets		$3,515

WA – Weighted average, in all tables.

(1)	Net of impairments.

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

(3)	Weighted average life represents the timing of expected principal reduction on the asset.

(4)

Our subprime mortgage loans subject to call option are excluded from the statistics because they result from an option, not an obligation, to repurchase such loans, are noneconomic until such option is exercised, and are offset by an equal liability on the consolidated balance sheet.

(5)	The following tables summarize certain supplemental data relating to our investments (dollars in tables in thousands):

CMBS

Deal Vintage (A)	Average Minimum Rating (B)	Number	Outstanding Face Amount	Amortized Cost Basis	Percentage of Amortized Cost Basis	Delinquency 60+/FC/REO (C)	Principal Subordination (D)	Weighted Average Life (years)
Pre 2004	BBB+	84	$434,496	$417,820	28.5%	5.0%	12.4%	3.1
2004	BB+	61	434,515	305,844	20.8%	3.8%	5.7%	3.5
2005	BB-	53	600,343	200,292	13.7%	3.0%	5.9%	3.0
2006	BB+	55	527,422	361,051	24.6%	2.0%	10.9%	3.1
2007	B	40	450,375	171,818	11.7%	4.8%	10.9%	2.4
2009	BBB-	1	11,000	10,060	0.7%	0.0%	0.0%	9.9

Total /WA	BB	294	$2,458,151	$1,466,885	100.0%	3.6%	9.0%	3.1

(A)	The year in which the securities were issued.
(B)	Ratings provided above were determined by third party rating agencies as of a particular date, may not be current and are subject to change (including the assignment of a “negative watch”) at any time. We had approximately $850.9 million of CMBS assets that are on negative watch for possible downgrade by at least one rating agency as of December 31, 2009.
(C)	The percentage of underlying loans that are 60+ days delinquent, or in foreclosure or considered real estate owned (REO).
(D)	The percentage of the outstanding face amount of securities that is subordinate to our investments.

Mezzanine Loans, B-Notes and Whole Loans

	Mezzanine Loans	B-Notes	Whole Loans	Total /WA
Outstanding Face Amount	$718,298	$308,082	$93,305	$1,119,685

Amortized Cost Basis	$240,185	$79,427	$55,408	$375,020

Number	21	11	4	36

Weighted Average First $ Loan to Value (A)	55.6%	61.9%	0.0%	52.7%

Weighted Average Last $ Loan to Value (A)	69.3%	75.9%	36.1%	68.4%

Delinquency (B)	6.9%	42.7%	0.0%	16.2%

(A)	Loan to value is based on the appraised value at the time of purchase.
(B)	The percentage of underlying loans that are non-performing, in foreclosure, under bankruptcy filing or considered real estate owned.

Manufactured Housing and Residential Loans

Deal	Outstanding Face Amount	Amortized Cost Basis	Percentage of Amortized Cost Basis	Average Loan Age (months)	Original Balance	Delinquency 90+/FC/REO (A)	Cumulative Loss to Date
Manufactured Housing Loans Portfolio I	$170,452	$119,482	31.8%	99	$327,855	1.7%	5.5%
Manufactured Housing Loans Portfolio II	243,781	202,025	53.8%	129	434,743	1.3%	3.6%
Residential Loans Portfolio I	66,136	50,320	13.4%	91	646,357	9.1%	0.2%
Residential Loans Portfolio II	3,794	3,516	1.0%	64	83,950	0.0%	0.0%

Total / WA	$484,163	$375,343	100.0%	113	$1,492,905	2.5%	3.8%

(A)	The percentage of loans that are 90+ days delinquent, or in foreclosure or considered real estate owned.

Subprime Securities (A)

	Security Characteristics
Vintage (B)	Average Minimum Rating (C)	Number of Securities	Outstanding Face Amount	Amortized Cost Basis	Percentage of Amortized Cost Basis	Principal Subordination (D)	Excess Spread (E)
2003	BB-	15	$22,147	$13,593	7.3%	21.3%	4.4%
2004	B-	31	96,253	35,218	18.8%	12.9%	4.2%
2005	B	38	162,249	43,224	23.1%	24.2%	5.1%
2006	CCC	12	102,604	43,042	23.0%	18.5%	4.9%
2007	BB	8	79,250	52,122	27.8%	29.5%	4.7%

Total / WA	B	104	$462,503	$187,199	100.0%	21.3%	4.7%

	Collateral Characteristics
Vintage (B)	Average Loan Age (months)	Collateral Factor (F)	3 month CPR (G)	Delinquency (H)	Cumulative Losses to Date
2003	82	0.11	8.9%	17.4%	2.7%
2004	68	0.15	9.1%	20.8%	2.7%
2005	55	0.24	13.4%	35.8%	7.7%
2006	41	0.56	14.1%	42.1%	10.5%
2007	39	0.65	20.6%	34.1%	10.7%

Total / WA	53	0.35	13.7%	32.9%	7.5%

REAL ESTATE ABS

	Security Characteristics
Asset Type	Average Minimum Rating (C)		Number	Face Amount	Basis Amount	Percentage of Basis	Principal Subordination (D)	Excess Spread (E)
Manufactured Housing	BBB	+	9	$51,276	$49,795	75.9%	36.8%	2.3%
Small Business Loans	B		17	34,730	15,799	24.1%	17.7%	3.4%

Total / WA	BB+		26	$86,006	$65,594	100.0%	29.1%	2.8%

	Collateral Characteristics
Asset Type	Average Loan Age (months)	Collateral Factor (F)	3 Month CPR (G)	Delinquency (H)	Cumulative Loss to Date
Manufactured Housing	110	0.37	7.9%	4.5%	9.9%
Small Business Loans	65	0.58	4.7%	14.5%	4.3%

Total / WA	92	0.46	6.6%	8.5%	7.6%

(A)	Excludes subprime retained securities and residual interests.
(B)	The year in which the securities were issued.
(C)	Ratings provided above were determined by third party rating agencies as of a particular date, may not be current and are subject to change (including the assignment of a “negative watch”) at any time. We had approximately $21.1 million of ABS securities that are on negative watch for possible downgrade by at least one rating agency as of December 31, 2009.
(D)	The percentage of the outstanding face amount of securities and residual interests that is subordinate to our investments.
(E)	The annualized amount of interest received on the underlying loans in excess of the interest paid on the securities, as a percentage of the outstanding collateral balance.
(F)	The ratio of original unpaid principal balance of loans still outstanding.
(G)	Three month average constant prepayment rate.
(H)	The percentage of underlying loans that are 90+ days delinquent, in foreclosure, or considered real estate owned.

Subprime Retained Securities and Residual Interests

Represents $2.0 million and $0.02 million of amortized cost basis of retained bonds and residual interests, respectively, in the securitizations of Subprime Portfolios I and II. For further information on these securitizations, see Note 5 to Part II, Item 7, “Financial Statements and Supplementary Data.”

REIT Debt

Industry	Average Minimum Rating (A)	Number	Outstanding Face Amount	Amortized Cost Basis	Percentage of Amortized Cost Basis
Retail	BBB-	17	$142,460	$134,512	26.2%
Diversified	CCC+	12	123,836	124,344	24.3%
Office	BBB	12	125,469	127,532	24.9%
Multifamily	BBB	4	18,765	17,537	3.4%
Hotel	BBB	4	30,220	30,771	6.0%
Healthcare	BBB-	6	51,600	51,379	10.0%
Storage	A-	1	5,000	5,073	1.0%
Industrial	BB-	3	20,865	21,372	4.2%

Total / WA	BB+	59	$518,215	$512,520	100.0%

Corporate Bank Loans

Industry	Average Minimum Rating (A)	Number	Outstanding Face Amount	Amortized Cost Basis	Percentage of Amortized Cost Basis
Real Estate	D	3	$82,828	$48,943	24.6%
Media	CC	2	112,000	42,956	21.6%
Resorts	BB-	1	71,449	64,363	32.4%
Restaurant	B	2	19,400	16,065	8.1%
Transportation	NR	1	27,000	25,110	12.6%
Theatres	B+	1	1,457	1,391	0.7%

Total / WA	CCC-	10	$314,134	$198,828	100.0%

(A)	Ratings provided above were determined by third party rating agencies as of a particular date, may not be current and are subject to change (including the assignment of a “negative watch”) at any time. We did not have any REIT assets or bank loans that are on negative watch for possible downgrade by any rating agency as of December 31, 2009.

Credit Risk Management

Credit risk refers to the ability of each individual borrower under our loans and securities to make required interest and principal payments on the scheduled due dates. We strive to reduce credit risk by actively monitoring our asset portfolio and the underlying credit quality of our holdings and, where appropriate, repositioning our investments to upgrade their credit quality and yield. A significant portion of our investments are financed with collateralized debt obligations, known as CDOs. Our CDO financings offer us the structural flexibility to buy and sell certain investments to manage risk and, subject to certain limitations, to optimize returns.

Further, while the expected yield on our real estate securities, which comprise a meaningful portion of our assets, is sensitive to the performance of the underlying loans, the first risk of default and loss - referred to as a “first loss” position- is borne by the more subordinated securities or other features of the securitization transaction, in the case of commercial mortgage and asset backed securities, and the issuer’s underlying equity and subordinated debt, in the case of senior unsecured REIT debt securities. As a result of the continued challenging credit and liquidity conditions in the markets, the value of the subordinated securities has generally been reduced or, in some cases, eliminated, which could leave our securities economically in a first loss position. We also invest in loans and securities which represent “first loss” positions; in other words, they do not benefit from credit support although we believe at acquisition they predominantly benefit from underlying collateral value in excess of their carrying amounts.

Our Financing and Hedging Activities

We employ leverage as part of our investment strategy We do not have a predetermined target debt to equity ratio as we believe the appropriate leverage for the particular assets we are financing depends on the credit quality of those assets. As a result of our negative GAAP equity, our GAAP debt to equity ratio is not a meaningful measure as of December 31, 2009. Our general investment guidelines adopted by our board of directors limit total leverage (as defined under the governing documents) to a maximum 9.0 to 1 debt to equity ratio. As of December 31, 2009, our debt to equity ratio as computed under this methodology was approximately 4.2 to 1. We utilize leverage for the sole purpose of financing our portfolio and not for the purpose of speculating on changes in interest rates.

We strive to maintain access to a broad array of capital resources in an effort to insulate our business from potential fluctuations in the availability of capital. We utilize multiple forms of financing, including collateralized debt obligations (CDOs), other securitizations, term loans, and trust preferred securities, as well as short term financing in the form of loans and repurchase agreements. Further details regarding the forms of financing that we are currently able to utilize are presented in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “– Market Considerations” and “– Liquidity and Capital Resources.” As discussed therein, the continued challenging credit and liquidity conditions have limited the amount of capital resources available to us and made the terms of capital resources we are able to obtain generally less favorable to us relative to the terms we were able to obtain prior to the onset of challenging conditions. For example, we are currently contractually restricted from entering into new debt financings subject to margin calls other than to finance up to a specified amount of FNMA/FHLMC securities.

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

Debt Obligations

The following table presents certain summary information regarding our debt obligations and related hedges as of December 31, 2009 (unaudited) (dollars in thousands):

Debt Obligation	Outstanding Face Amount	Carrying Value	Weighted Average Funding Cost (1)	Weighted Average Maturity (Years)	Face Amount of Floating Rate Debt	Collateral
						Outstanding Face Amount (2)	Amortized Cost Basis (2)	Carrying Value (2)	Weighted Average Maturity (Years)	Floating Rate Face Amount (2)	Aggregate Notional Amount of Current Hedges

CDO Bonds Payable	$4,067,296	$4,058,928	3.20%	4.3	$4,009,504	$4,932,923	$3,053,765	$2,598,524	3.3	$2,169,811	$2,062,720

Other Bonds Payable	304,400	303,697	6.03%	0.9	304,400	414,233	329,652	329,652	6.6	44,229	-

Repurchase Agreements
Non-FNMA/FHLMC	31,672	31,672	2.36%	0.4	31,672	176,648	28,741	28,741	0.5	164,616	-
FNMA/FHLMC	39,637	39,637	5.01%	0.1	39,637	40,082	41,880	44,045	3.8	-	36,715

Junior Subordinated
Notes Payable	102,500	103,264	7.28%	26.1	-	-	-	-	-	-	-

Subtotal debt obligations	4,545,505	4,537,198	3.49%	4.5	$4,385,213	$5,563,886	$3,454,038	$3,000,962	3.4	$2,378,656	$2,099,435

Financing on Subprime Mortgage Loans Subject to Call Option	406,217	403,006

Total debt obligations	$4,951,722	$4,940,204

(1)	Including the effect of applicable hedges.
(2)	Including restricted cash held for reinvestment in CDOs. The face amount and carrying value of Newcastle’s unlevered investments (real estate loans and securities) were $190.3 million and $6.7 million, respectively, as of December 31, 2009.

Further details regarding our debt obligations are presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” as well as Note 8 to Part II, Item 8, “Financial Statements and Supplementary Data.”

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

The following table presents information on shares of our common stock issued since our formation:

Year	Shares Issued	Range of Issue Prices (1)	Net Proceeds (millions)
Formation - 2004	39,859,481
2005	4,053,928	$29.60	$108.2
2006	1,800,408	$29.42	$51.2
2007	7,065,362	$27.75-$31.30	$201.3
2008	9,871	N/A	$0.1
2009	123,463	N/A	$0.1

December 31, 2009	52,912,513

(1)	Excludes prices of shares issued pursuant to the exercise of options and of shares issued to our independent directors.

Investment Guidelines

Our general investment guidelines, adopted by our board of directors, include:

—	no investment is to be made which would cause us to fail to qualify as a REIT;

—	no investment is to be made which would cause us to be regulated as an investment company;

—	no more than 20% of our total equity, determined as of the date of such investment, is to be invested in any single asset;

—	our leverage (as defined in our governing documents) is not to exceed 90% of the sum of our total debt and our total equity; and

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

The management agreement requires our manager to manage our business affairs in conformity with the policies and the investment guidelines that are approved and monitored by our board of directors. Our manager manages our operations under the direction of our board of directors. The manager is responsible for, among other things, (i) the purchase and sale of real estate securities and loans and other real estate related assets, (ii) the financing of our real estate securities and loans and other real estate related assets, (iii) management of our real estate, including arranging for purchases, sales, leases, maintenance and insurance, (iv) the purchase, sale and servicing of loans for us, and (v) investment advisory services. Our manager is responsible for our day-to-day operations and performs (or causes to be performed) such services and activities relating to our assets and operations as may be appropriate.

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

To provide an incentive for our manager to enhance the value of our common stock, our manager is entitled to receive an incentive return (the “Incentive Compensation”) on a cumulative, but not compounding, basis in an amount equal to the product of (A) 25% of the dollar amount by which (1) (a) our funds from operations, as defined in the management agreement (before the Incentive Compensation), per share of common stock (based on the weighted average number of shares of common stock outstanding) plus (b) gains (or losses) from debt restructuring and from sales of property and other assets per share of common stock (based on the weighted average number of shares of common stock outstanding), exceed (2) an amount equal to (a) the weighted average of the price per share of common stock in our initial public offering and the value attributed to the net assets transferred to us by Newcastle Investment Holdings, and in any of our subsequent offerings (adjusted for prior capital dividends or capital distributions) multiplied by (b) a simple interest rate of 10% per annum (divided by four to adjust for quarterly calculations) multiplied by (B) the weighted average number of shares of common stock outstanding. Our manager earned no incentive compensation during 2009, 2008 or the second half of 2007. We expect that there will be no incentive compensation payable to our manager for an indeterminate period of time.

The management agreement provides for automatic one year extensions. Our independent directors review our manager’s performance annually and the management agreement may be terminated annually upon the affirmative vote of at least two-thirds of our independent directors, or by a vote of the holders of a majority of the outstanding shares of our common stock, based upon unsatisfactory performance that is materially detrimental to us or a determination by our independent directors that the management fee earned by our manager is not fair, subject to our manager’s right to prevent such a management fee compensation termination by accepting a mutually acceptable reduction of fees. Our manager must be provided with 60 days’ prior notice of any such termination and would be paid a termination fee equal to the amount of the management fee earned by our manager during the twelve month period preceding such termination, which may make it difficult and costly for us to terminate the management agreement. Following any termination of the management agreement, we shall be entitled to purchase our manager’s right to receive the Incentive Compensation at a price determined as if our assets were sold for cash at their then current fair market value (as determined by an appraisal, taking into account, among other things, the expected future value of the underlying investments) or otherwise we may continue to pay the Incentive Compensation to our manager. In addition, if we do not purchase our manager’s Incentive Compensation, our manager may require us to purchase the same at the price discussed above. In addition, the management agreement may be terminated by us at any time for cause.

Policies With Respect to Certain Other Activities

Subject to the approval of our board of directors, we have the authority to offer our common stock or other equity or debt securities in exchange for property and to repurchase or otherwise reacquire our shares or any other securities and may engage in such activities in the future.

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

Employees

As described above under “The Management Agreement,” we are managed by FIG LLC, an affiliate of Fortress Investment Group LLC. As a result, we have no employees. From time to time, certain of our officers may enter into written agreements with us that memorialize the provision of certain services; these agreements do not provide for the payment of any cash compensation to such officers from us. The employees of FIG LLC are not a party to any collective bargaining agreement.

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

Risks relating to our management, business and company include, specifically:

Risks Related to the Financial Markets

We do not know what impact the U.S. government’s programs to attempt to stabilize the economy and the financial markets will have on our business. The government’s current efforts to modify terms of outstanding loans negatively affects our business, financial condition and results of operations.

Over the past two years, the U.S. government has taken a number of steps to attempt to stabilize the global financial markets and U.S. economy, including direct government investments in, and guarantees of, troubled financial institutions as well as government-sponsored programs such as the Term Asset-Backed Securities Loan Facility program (TALF) and the Public Private Investment Partnership Program (PPIP). Members of Congress are also currently evaluating an array of other measures and programs that purport to help improve U.S. financial and market conditions. While conditions appear to have improved relative to the depths of the global financial crisis, it is not clear whether this improvement is real or will last for a significant period of time. Moreover, it is not clear what impact the government’s future plans to improve the global economy and financial markets will have on our business. To date, we have not benefited in a direct, material way from any government programs, and we may not derive any meaningful benefit from these programs in the future. Moreover, if any of our competitors are able to benefit from one or more of these initiatives, they may gain a significant competitive advantage over us.

In addition, the U.S. government has enacted legislation that enables government agencies to modify the terms of a significant number of residential and other loans to provide relief to borrowers without the applicable investor’s consent. These modifications allow for outstanding principal to be deferred, interest rates to be reduced, the length of the loan to be extended or other terms to be changed in ways that can permanently eliminate the cash flow (principal and interest) associated with a portion of the loan. These modifications are currently reducing, or in the future may reduce, the value of a number of our mortgage-backed securities and other investments. As a result, such loan modifications are negatively affecting our business, results of operations and financial condition. In addition, certain market participants propose reducing the amount of paperwork required by a borrower to modify their loan, which could increase the likelihood of fraudulent modifications and materially harm the U.S. mortgage market and investors that have exposure to this market.

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

The ability of our manager and its officers and employees to engage in other business activities, subject to the terms of our management agreement with our manager, may reduce the time our manager, its officers or other employees spend managing Newcastle. In addition, we may engage in material transactions with our manager or another entity managed by our manager or one of its affiliates, including certain financing arrangements and co-investments which present an actual, potential or perceived conflict of interest, subject to our investment guidelines. It is possible that actual, potential or perceived conflicts could give rise to investor dissatisfaction, litigation or regulatory enforcement actions. Appropriately dealing with conflicts of interest is complex and difficult, and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with one or more potential, actual or perceived conflicts of interest. Regulatory scrutiny of, or litigation in connection with, conflicts of interest could have a material adverse effect on our reputation which could materially adversely affect our business in a number of ways, including causing an inability to raise additional funds, a reluctance of counterparties to do business with us, a decrease in the prices of our common and preferred securities and a resulting increased risk of litigation and regulatory enforcement actions.

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

Changes in these factors are difficult to predict, and a change in one factor can affect other factors. For example, during 2007, increased default rates in the subprime mortgage market played a role in causing credit spreads to widen, reducing availability of credit on favorable terms, reducing liquidity and price transparency of real estate related assets, resulting in difficulty in obtaining accurate mark-to-market valuations, and causing a negative perception of the state of the real estate markets and of REITs generally. These conditions worsened during 2008, and intensified meaningfully during the fourth quarter of 2008, as a result of the global credit and liquidity crisis, resulting in extraordinarily challenging market conditions. Despite signs of moderate improvement, market conditions during 2009 and early 2010 remain significantly challenging. We do not currently know the full extent to which this market disruption will affect us or the markets in which we operate, and we are unable to predict its length or ultimate severity. If the challenging conditions continue, we may experience additional impairment charges as well as additional challenges in raising capital and obtaining investment or other financing on attractive terms.

A prolonged economic slowdown, a lengthy or severe recession, or declining real estate values could harm our operations.

We believe the risks associated with our business are more severe during periods similar to those we are currently experiencing in which an economic slowdown or recession is accompanied by declining real estate values. Declining real estate values generally reduce the level of new mortgage loan originations, since borrowers often use increases in the value of their existing properties to support the purchase of, or investment in, additional properties. Borrowers may also be less able to pay principal and interest on our loans, and the loans underlying our securities, if the real estate economy weakens. Further, declining real estate values significantly increase the likelihood that we will incur losses on our loans and securities in the event of default because the value of our collateral may be insufficient to cover our basis. Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect both our net interest income from loans and securities in our portfolio as well as our ability to originate, sell and securitize loans, which would significantly harm our revenues, results of operations, financial condition, liquidity, business prospects and our ability to make distributions to our shareholders. For more information on the impact of the continued challenging credit and liquidity conditions on our business and results of operations see Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Considerations.”

We have limited liquidity. We are party to agreements that require cash payments at periodic intervals, including during the next nine months. Failure to make such required payments have a material adverse affect on our business, financial condition and results of operations.

We are currently party to non-FNMA/FHLMC recourse financing agreements that require us to make cash payments at periodic intervals. During the period from January 1, 2010 through September 30, 2010, we are required to make principal payments under these financing agreements of approximately $41.9 million, which represents all amounts outstanding under such recourse financing agreements. Events could occur or circumstances could arise, which we may not be able to foresee, that may cause us to be unable to make these cash payments when they become due. Failure to make the payments required under our financing documents would give the lenders the right to require us to repay all amounts owed to them under the applicable financing immediately.

The use of CDO financings with coverage tests may have a negative impact on our operating results and cash flows.

We have retained, and may in the future retain, subordinate classes of bonds issued by certain of our subsidiaries in our CDO financings. Each of our CDO financings contains tests that measure the amount of over collateralization and excess interest in the transaction. Failure to satisfy these tests would result in principal and/or interest cash flow that would otherwise be distributed to more junior classes of securities (including those held by Newcastle) to be redirected to pay down the most senior class of securities outstanding until the tests are satisfied. As a result, failure to satisfy the coverage tests could adversely affect our operating results and cash flows by temporarily or permanently directing funds that would otherwise come to us to holders of the senior classes of bonds. In addition, the redirected funds would be used to pay down financing which currently bears an attractive rate, thereby reducing our future earnings from the affected CDO. The ratings assigned to the assets in each CDO affect the results of the tests governing whether a CDO can distribute cash to the various classes of securities in the CDO. As a result, ratings downgrades of the assets in a CDO can result in a CDO failing its tests and thereby cause us not to receive cash flows from the affected CDO. We note that we have approximately $1.1 billion of assets in our CDOs as of January 31, 2010 that are under negative watch for possible downgrade by at least one of the rating agencies. One or more of the rating agencies could downgrade some or all of these assets at any time, and any such downgrade could affect – and possibly materially affect – our future cash flows. As of February 17, 2010, CDOs IV, V, VI and VII were not in compliance with their applicable over collateralization tests and, consequently, we are not receiving cash flows from these CDOs (other than senior management fees). Based upon our current calculations, we expect these to remain out of compliance for the foreseeable future. Moreover, given current market conditions, it is possible that all of our CDOs could be out of compliance with their over collateralization tests as of one or more measurement dates within the next twelve months.

Our ability to rebalance will depend upon the availability of suitable securities, market prices, whether the reinvestment period of the applicable CDO has ended, and other factors that are beyond our control. For example, in prior periods, we were able to repurchase notes issued by the CDOs and subsequently cancel those notes in accordance with the terms of the relevant governing documentation. These cancellations assisted the applicable CDO in satisfying its overcollateralization test as of the next testing date and thereby enabled the cash flow from that CDO to be distributed to the junior classes of securities (including those held by Newcastle). The trustee of all of our CDOs recently informed us that, if we wish to cancel CDO debt in the future, they will require us to obtain the approval of the noteholders of the applicable CDO. If we are unable to obtain the requisite noteholder consent, we will be unable to use CDO debt cancellations as a tool to help CDOs satisfy their overcollateralization tests and thereby maintain the flow of cash from that CDO to Newcastle. As a result, holders of our common shares and preferred shares should not expect that we will be able to cancel any of our CDO obligations in the future. While there are other permissible methods to rebalance or otherwise correct CDO test failures, such methods may be extremely difficult to employ given current market conditions, and we cannot assure you that we will be successful in our rebalancing efforts. If the liabilities of our CDOs are downgraded by Moody’s to certain predetermined levels, our discretion to rebalance the applicable CDO portfolios may be negatively impacted. Moreover, if we bring these coverage tests into compliance, we cannot assure you that they will not fall out of compliance in the future or that we will be able to correct any noncompliance.

Failure of the over collateralization tests can also cause a “phantom income” issue if cash that constitutes income is diverted to pay down debt instead of distributed to us. For more information regarding noncompliance with the terms of certain of our CDO financings in the near future, please see Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources” and “–Debt Obligations.”

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

In addition, we can be removed as manager of a CDO if certain events occur, including the failure to satisfy specific over collateralization and interest coverage tests, failure to satisfy certain “key man” requirements or an event of default occurring for the failure to pay interest on the related senior classes of securities of the CDO. If we are removed as collateral manager, we would no longer receive management fees from — and no longer be able to manage the assets of — the applicable CDO, which would negatively affect our cash flows, business, results of operations and financial condition. We note that since the filing of our Quarterly Report on Form 10-Q for the period ended September 30, 2009 on November 4, 2009, CDO VII failed additional over collateralization tests. The consequences of failing these tests are that an event of default has occurred and we may be removed as the collateral manager under the documentation governing CDO VII. So long as the event of default continues, we will not be permitted to purchase or sell any collateral in CDO VII. If we are removed as the collateral manager of CDO VII, we would no longer receive the senior management fees from such CDO. As of February 17, 2010, we have not been removed as collateral manager. Based upon our current calculations, we estimate that if we are removed as the collateral manager of CDO VII, the loss of senior management fees would not have a material negative impact on our cash flows, business, results of operations or financial condition. However, given current market conditions, it is possible that events of default may occur in other CDOs, and we could be removed as the collateral manager of those CDOs if certain events of default occur. Moreover, our cash flows, business, results of operations and/or financial condition could be materially and negatively impacted if certain events of default occur.

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

As has been widely publicized, the continued challenging credit and liquidity conditions have resulted in a number of financial institutions recording an unprecedented amount of impairment charges, and we have also been affected by these conditions. These challenging conditions have reduced the market trading activity for many real estate securities, resulting in less liquid markets for those securities. These lower valuations have affected us by, among other things, decreasing our net book value and contributing to our decision to record impairment charges.

The lenders under any repurchase agreements that we may enter into from time to time may elect not to extend financing to us, which could quickly and seriously impair our liquidity.

We have historically financed a meaningful portion of our investments not held in CDOs with repurchase agreements, which are short-term financing arrangements, and we may enter into additional repurchase agreements in the future. Under the terms of these agreements, we sell a security to a counterparty for a specified price and concurrently agree to repurchase the same security from our counterparty at a later date for a higher specified price. During the term of the repurchase agreement – generally 30 days – the counterparty makes funds available to us and holds the security as collateral. Our counterparties can also require us to post additional margin as collateral at any time during the term of the agreement. When the term of a repurchase agreement ends, we are required to repurchase the security for the specified repurchase price, with the difference between the sale and repurchase prices serving as the equivalent of paying interest to the counterparty in return for extending financing to us. If we want to continue to finance the security with a repurchase agreement, we ask the counterparty to extend – or “roll” – the repurchase agreement for another term.

Our counterparties are not required to roll our repurchase agreements upon the expiration of the stated terms, which subjects us to a number of risks. As we have experienced recently and may experience in the future, counterparties electing to roll our repurchase agreements may charge higher spread and impose more onerous terms upon us, including the requirement that we post additional margin as collateral. More significantly, if a repurchase agreement counterparty elects not to extend our financing, we would be required to pay the counterparty the full repurchase price on the maturity date and find an alternate source of financing. Alternate sources of financing may be more expensive, contain more onerous terms or simply may not be available. If we were unable to pay the repurchase price for any security financed with a repurchase agreement, the counterparty has the right to sell the underlying security being held as collateral and require us to compensate them for any shortfall between the value of our obligation to the counterparty and the amount for which the collateral was sold (which may be sold at a significantly discounted price). As of December 31, 2009, we had $39.6 million in repurchase agreement obligations relating to FNMA/FHLMC securities. Moreover, all of our FNMA/FHLMC securities are financed under a repurchase agreement with one counterparty. If this counterparty elected not to roll this repurchase agreement, it is likely that we would not be able to find a replacement counterparty in a timely manner.

Our determination of how much leverage to apply to our investments may adversely affect our return on our investments and may reduce cash available for distribution.

We leverage our portfolio through borrowings, generally through the use of credit facilities, warehouse facilities, repurchase agreements, mortgage loans on real estate, securitizations, including the issuance of CDOs, private or public offerings of debt by subsidiaries, loans to entities in which we hold, directly or indirectly, interests in pools of properties or loans, and other borrowings. Our investment policies do not limit the amount of leverage we may incur with respect to any specific asset or pool of assets, subject to an overall limit on our use of leverage to 90% (as defined in our governing documents) of the value of our assets on an aggregate basis. As a result of the continued challenging credit and liquidity conditions, the return we are able to earn on our investments and cash available for distribution to our stockholders has been significantly reduced due to changes in market conditions causing the cost of our financing to increase relative to the income that can be derived from our assets.

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

A key to our investment strategy is to finance our investments using match funded financing structures, which match assets and liabilities with respect to maturities and interest rates. This strategy limits our refinance risk, including the risk of being able to refinance an investment on favorable terms or at all. We generally use match funded financing structures, such as CDOs, to finance our investments in real estate securities and loans. However, our manager may elect for us to bear a level of refinancing risk on a short term or longer term basis, such as is the case with investments financed with repurchase agreements, when, based on its analysis, our manager determines that bearing such risk is deemed advisable or unavoidable (this is generally the case with respect to the residential mortgage loans and FNMA/FHLMC in which we invest). In addition, we may be unable, as a result of conditions in the credit markets, to match fund investments. For example, non-recourse term financing not subject to margin requirements was generally not available or economical for the past two years and is currently still challenging to obtain, which impairs our ability to match fund our investments. The decision not, or the inability, to match fund certain investments exposes us to additional refinancing risks that may not apply to our other investments.

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

When we acquire securities and loans that we finance on a short term basis with a view to securitization or other long term financing, we bear the risk of being unable to securitize the assets or otherwise finance them on a long term basis at attractive prices or in a timely matter, or at all. If it is not possible or economical for us to securitize or otherwise finance such assets on a long term basis, we may be unable to pay down our short term credit facilities, or be required to liquidate the assets at a loss in order to do so. For example, as a result of the continued deterioration in the credit markets beginning in 2007, financing investments with securitizations or other long-term non-recourse financing not subject to margin requirements was generally not available or economical for the past two years, and is currently still challenging to obtain. These conditions make it highly likely that we will have to use less efficient forms of financing for any new investments, which will likely require a larger portion of our cash flows to be put toward making the initial investment and thereby reduce the amount of cash available for distribution to our stockholders and funds available for operations and investments, and which will also likely require us to assume higher levels of risk when financing our investments.

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

Fixed rate securities and loans are valued based on a market credit spread over the rate payable on fixed rate U.S. Treasuries of like maturity. Floating rate securities and loans are valued based on a market credit spread over LIBOR and are affected similarly by changes in LIBOR spreads. Excessive supply of these securities combined with reduced demand will generally cause the market to require a higher yield on these securities and loans, resulting in the use of a higher, or “wider,” spread over the benchmark rate to value such securities. Under such conditions, the value of our real estate securities and loan portfolios would tend to decline. Conversely, if the spread used to value such securities were to decrease, or “tighten,” the value of our real estate securities portfolio would tend to increase. Such changes in the market value of our real estate securities and loan portfolios may affect our net equity, net income or cash flow directly through their impact on unrealized gains or losses on available for sale securities, and therefore our ability to realize gains on such securities, or indirectly through their impact on our ability to borrow and access capital. During 2008 through the first quarter of 2009, credit spreads widened substantially. This widening of credit spreads caused the net unrealized gains on our securities, loans and derivatives, recorded in accumulated other comprehensive income or retained earnings, and therefore our book value per share, to decrease and resulted in net losses.

In addition, if the value of our loans subject to financing agreements were to decline, it could affect our ability to refinance such loans upon the maturity of the related repurchase agreements. Any credit or spread related losses incurred with respect to our loans would affect us in the same way as similar losses on our real estate securities portfolio as described above.

In addition, widening credit spreads will generally result in a decrease in the mark to market value of certain investments which are treated as derivatives on our balance sheet, such as total rate of return swaps. Since changes in the value of such assets are reflected in our statements of operations, this would result in a decrease in our net income. Although we do not have any, to the extent that we choose to make investments in real estate related assets by means of entering into total rate of return swaps, our net income will be susceptible to decreases stemming from credit spread changes.

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

The IRS tax rules regarding recognizing capital losses and ordinary income for our non-recourse financings, coupled with current REIT distribution requirements, could result in our recognizing significant taxable net income without receiving an equivalent amount of cash proceeds from which to make required distributions. This disconnect could have a serious, negative affect on us.

We may experience issues regarding the characterization of income for tax purposes. For example, we may recognize significant ordinary income, which we would not be able to offset with capital losses, which could, in turn, increase the amount of income we would be required to distribute to shareholders in order to maintain our REIT status. This could occur in the case of one or more of our non-recourse financing structures, including off balance sheet structures such as our subprime securitizations, where we incur capital losses on the related assets, and ordinary income from the cancellation of the related non-recourse financing if the ultimate proceeds from the assets are insufficient to repay such debt. This could also occur as a result of the repurchase of our outstanding debt at a discount as the gain recorded upon the cancellation of indebtedness is characterized as ordinary income for tax purposes. During 2009, we repurchased $246.7 million face amount of our outstanding CDO debt at a discount, and recorded $215.3 million of gain. In compliance with current tax laws, we have the ability to defer the ordinary income recorded as a result of the cancellation of indebtedness to future years and intend to defer all or a portion of such gain for 2009. While such deferral may postpone the effect of the disconnect in the ability to offset taxable income and losses, it does not eliminate it.

If we experienced any of these disconnects, we may not have sufficient cashflow to make the distributions necessary to satisfy our REIT distribution requirements, which would cause us to lose our REIT status and thereby materially negatively impact our business, financial condition and potentially impair our ability to continue operating in the future. Under current market conditions, this type of disconnect between taxable income and cash proceeds would be likely to occur at some point in the future if the current regulations that create the disconnect are not revised, but we cannot predict at this time when such a disconnect may occur.

We may be unable to generate sufficient revenue from operations to pay our operating expenses and to pay distributions to our stockholders.

As a REIT, we are generally required to distribute at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and not including net capital losses) each year to our stockholders. To qualify for the tax benefits accorded to REITs, we intend to make distributions to our stockholders in amounts such that we distribute all or substantially all our net taxable income each year, subject to certain adjustments. However, our ability to make distributions may be adversely affected by the risk factors described herein, particularly in light of current market conditions. In the event of a continued downturn in our operating results and financial performance relative to previous periods or continued declines in the value of our asset portfolio, we may be unable to declare or pay quarterly distributions or make distributions to our stockholders, and we may elect to comply with our REIT distribution requirements by, after completing various procedural steps, distributing, under certain circumstances, up to 90% of the required amount in the form of common shares in lieu of cash. The timing and amount of distributions are in the sole discretion of our board of directors, which considers, among other factors, our earnings, financial condition, debt service obligations and applicable debt covenants, REIT qualification requirements and other tax considerations and capital expenditure requirements as our board may deem relevant from time to time.

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

The existing REIT provisions of the Internal Revenue Code may substantially limit our ability to hedge our operations because a significant amount of the income from those hedging transactions is likely to be treated as non-qualifying income for purposes of both REIT gross income tests. In addition, we must limit our aggregate income from non-qualified hedging transactions, from our provision of services and from other non-qualifying sources, to less than 5% of our annual gross income (determined without regard to gross income from qualified hedging transactions). As a result, we may have to limit our use of certain hedging techniques or implement those hedges through total return swaps. This could result in greater risks associated with changes in interest rates than we would otherwise want to incur or could increase the cost of our hedging activities. If we fail to comply with these limitations, we could lose our REIT qualification for U.S. federal income tax purposes, unless our failure was due to reasonable cause and not due to willful neglect, and we meet certain other technical requirements. Even if our failure was due to reasonable cause, we might incur a penalty tax.

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

Risks Related to Our Common Shares

Our share price has fluctuated meaningfully, particularly on a percentage basis, and may fluctuate meaningfully in the future. Accordingly, you may not be able to resell your shares at or above the price at which you purchased them.

The trading price of our common shares has recently been volatile. Moreover, future share price fluctuations could likely be subject to similarly wide price fluctuations in the future in response to various factors, including:

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

We did not pay dividends on our common stock for the fourth fiscal quarter of 2008 or any of the four fiscal quarters of 2009. While we are required to make distributions in order to maintain our REIT status (as described above under “–We may be unable to generate sufficient revenue from operations to pay our operating expenses and to pay distributions to our stockholders”), we may elect not to maintain our REIT status, in which case we would no longer be required to make such distributions. Moreover, even if we do elect to maintain our REIT status, we may elect to comply with the applicable requirements by, after completing various procedural steps, distributing, under certain circumstances, up to 90% of the required amount in the form of common shares in lieu of cash. If we elect not to maintain our REIT status or to satisfy any required distributions in common shares in lieu of cash, such action could negatively affect our business and financial condition as well as the price of both our common and preferred shares. No assurance can be given that we will pay any dividends on our common shares in the future.

In addition, in the fourth fiscal quarter of 2008 and in 2009, our board of directors elected not to declare any of the specified dividends on our three series of preferred stock. Until we pay all accrued dividends on our preferred shares, we cannot pay any dividends on our common shares, pay any consideration to repurchase or otherwise acquire shares of our common stock or redeem any shares of any series of our preferred stock without redeeming all of our outstanding preferred shares in accordance with the governing documentation. Consequently, the failure to pay dividends on our preferred shares restricts the actions that we may take with respect to our common shares and preferred shares. Moreover, if we do not pay dividends on any series of preferred stock for six or more periods, then holders of each affected series obtain the right to call a special meeting and elect two members to our board of directors. Our failure to make dividend payments for the January 31, April 30, July 31, October 31, 2009 as well as the January 31, 2010 dividend payment dates counts as five quarterly periods of non-payment towards the potential triggering of this right. Thus, if we do not make a dividend payment on our preferred stock by April 30, 2010, the holders of our preferred stock will then be entitled to call a meeting to elect two directors to our board of directors. We cannot predict whether the holders of our preferred stock would take such action or, if taken, how long the process would take or what impact the two new directors on our board of directors would have on our company (other than increasing our director compensation costs). However, the election of additional directors would affect the composition of our board of directors and, thus, could affect the management of our business.

Shares eligible for future sale may adversely affect our common stock price.

Sales of our common stock or other securities in the public or private market, or the perception that these sales may occur, could cause the market price of our common stock to decline. This could also impair our ability to raise additional capital through the sale of our equity securities. Under our certificate of incorporation, we are authorized to issue up to 500,000,000 shares of common stock, of which 52,912,513 shares of common stock were outstanding as of December 31, 2009. We cannot predict the size of future issuances of our common stock or other securities or the effect, if any, that future sales and issuances would have on the market price of our common stock.

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

Item 1B.    Unresolved Staff Comments

We have no unresolved staff comments received more than 180 days prior to December 31, 2009.

Item 2.    Properties.

As of December 31, 2009, we have no material investments in properties.

Our manager leases principal executive and administrative offices located at 1345 Avenue of the Americas, New York, New York 10105. Its telephone number is (212) 798-6100.

Item 3.    Legal Proceedings.

We are not a party to any material legal proceedings.

Item 4.    Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our security holders during the fourth quarter of 2009.

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

2009	High	Low	Last Sale	Distributions Declared
First Quarter	$0.95	$0.25	$0.65	$ -

Second Quarter	$1.25	$0.55	$0.66	$ -

Third Quarter	$3.94	$0.49	$2.97	$ -

Fourth Quarter	$3.25	$1.30	$2.09	$ -

2008	High	Low	Last Sale	Distributions Declared
First Quarter	$13.70	$7.50	$8.26	$0.25

Second Quarter	$10.66	$6.88	$7.01	$0.25

Third Quarter	$8.20	$4.02	$6.35	$0.25

Fourth Quarter	$6.34	$0.15	$0.84	$ -

We may declare quarterly distributions on our common stock. No assurance, however, can be given that any future distributions will be made or, if made, as to the amounts or timing of any future distributions as such distributions are subject to our earnings, financial condition, liquidity, capital requirements, REIT requirements and such other factors as our board of directors deems relevant. As described under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Considerations,” we recently elected not to declare quarterly dividends on either our common or preferred shares.

On February 17, 2010, the closing sale price for our common stock, as reported on the NYSE, was $2.30. As of February 17, 2010, there were approximately 92 record holders of our common stock. This figure does not reflect the beneficial ownership of shares held in nominee name.

Equity Compensation Plan Information

The following table summarizes the total number of outstanding securities in the incentive plan and the number of securities remaining for future issuance, as well as the weighted average exercise price of all outstanding securities as of December 31, 2009.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders:

Newcastle Investment Corp. Nonqualified Stock Option and Incentive Award Plan	2,498,609 (1)	$26.64	6,367,917 (2)

Equity Compensation Plans Not Approved by Security Holders:

None	N/A	N/A	N/A

(1)	Includes options for (i) 1,686,447 shares held by an affiliate of our manager; (ii) 798,162 shares granted to our manager and assigned to certain of the manager’s employees; and (iii) an aggregate of 14,000 shares held by our directors, other than Mr. Edens.

(2)	The maximum available for issuance is equal to 10% of the number of outstanding equity interests, subject to a maximum of 10,000,000 shares in the aggregate over the term of the plan. The number of securities remaining available for future issuance is net of an aggregate of 90,356 shares of our common stock awards to our directors, other than Mr. Edens and Mr. Riis, representing the aggregate annual automatic stock awards to each such director for 2003 through 2009, and of 1,043,118 shares issued to our manager, certain of our directors, and employees of our manager upon the exercise of previously granted options.

Item 6. Selected Financial Data.

The selected historical consolidated financial information set forth below as of and for each of the five years ended December 31, 2009 has been derived from our audited historical consolidated financial statements.

The information below should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto included in Part II, Item 8, “Financial Statements and Supplementary Data.”

Selected Consolidated Financial Information

(in thousands, except per share data)

	Year Ended December 31,
	2009	2008	2007	2006	2005
Operating Data
Interest income	$361,866	$468,867	$680,535	$529,818	$348,502
Interest expense	218,410	307,303	476,932	374,269	226,195

Net interest income	143,456	161,564	203,603	155,549	122,307

Impairment	548,540	2,991,830	220,321	13,565	8,421

Net interest income (loss) after impairment	(405,084)	(2,830,266)	(16,718)	141,984	113,886

Other income (loss)	227,399	(112,809)	(8,885)	23,660	28,562
Other expenses	31,901	32,623	39,724	38,172	31,124

Income (loss) from continuing operations	(209,586)	(2,975,698)	(65,327)	127,472	111,324
Income (loss) from discontinued operations	(318)	(9,654)	(130)	451	5,631

Net income (loss)	(209,904)	(2,985,352)	(65,457)	127,923	116,955
Preferred dividends	(13,501)	(13,501)	(12,640)	(9,314)	(6,684)

Income (loss) applicable to common stockholders	$(223,405)	$(2,998,853)	$(78,097)	$118,609	$110,271

Net income (loss) per share of common stock, diluted	$(4.23)	$(56.81)	$(1.52)	$2.67	$2.51

Income (loss) from continuing operations per share of common stock, after preferred dividends, diluted	$(4.22)	$(56.63)	$(1.52)	$2.66	$2.38

Weighted average number of shares of common stock outstanding, diluted	52,864	52,785	51,369	44,417	43,986

Dividends declared per share of common stock	$-	$0.750	$2.850	$2.615	$2.500

	As Of December 31,
	2009	2008	2007	2006	2005

Balance Sheet Data
Real estate securities, available for sale	$1,830,795	$1,668,748	$4,835,884	$5,581,228	$4,554,519
Real estate related loans, net	573,862	843,212	1,856,978	1,568,916	615,551
Residential mortgage loans, net	383,647	409,632	634,605	809,097	600,682
Operating real estate, net	9,966	11,866	34,399	29,626	16,673
Cash and cash equivalents	68,300	49,746	55,916	5,371	21,275
Total assets	3,514,628	3,473,623	8,037,770	8,604,392	6,209,699
Debt	4,940,204	5,515,199	7,391,694	7,504,731	5,212,358
Total liabilities	5,155,280	5,867,155	7,590,145	7,602,412	5,291,696
Common stockholders’ equity (deficit)	(1,793,152)	(2,546,032)	295,125	899,480	815,503
Preferred stock	152,500	152,500	152,500	102,500	102,500

Supplemental Balance Sheet Data

Common shares outstanding	52,913	52,789	52,779	45,714	43,913

Book value (deficit) per share of common stock	$(33.89)	$(48.23)	$5.59	$19.68	$18.57

	Year Ended December 31,
	2009	2008	2007	2006	2005
Other Data

Cash Flow provided by (used in):

Operating activities	$84,163	$118,174	$(6,510)	$16,322	$98,763

Investing activities	206,431	1,692,712	33,972	(1,963,058)	(1,334,746)

Financing activities	(272,040)	(1,817,056)	23,083	1,930,832	1,219,347

Adjusted Funds from Operations (AFFO) (1)	(223,529)	(3,004,076)	(76,976)	119,421	104,031

Net interest income less expenses (net of preferred dividends) (2)	98,054	115,440	151,239	108,063	84,499

(1)	We believe AFFO is one appropriate measure of the operating performance of real estate companies. We also believe that AFFO is an appropriate supplemental disclosure of operating performance for a REIT. Furthermore, AFFO is used to compute our incentive compensation to our manager. AFFO, for our purposes, represents net income available for common stockholders (computed in accordance with GAAP), excluding extraordinary items, plus depreciation of our operating real estate, and after adjustments for unconsolidated subsidiaries, if any. We consider gains and losses on resolution of our investments to be a normal part of our recurring operations and, therefore, do not exclude such gains and losses when arriving at AFFO. This is the one difference between our definition of AFFO and the National Association of Real Estate Investment Trusts (“NAREIT”) definition of FFO, which excludes gains and losses. Adjustments for unconsolidated subsidiaries, if any, are calculated to reflect AFFO on the same basis. AFFO does not represent cash generated from operating activities in accordance with GAAP and therefore should not be considered an alternative to net income as an indicator of our operating performance or as an alternative to cash flow as a measure of our liquidity and is not necessarily indicative of cash available to fund cash needs. Our calculation of AFFO may be different from the calculation used by other companies and, therefore, comparability may be limited.
(2)	We believe that net interest income less expenses (net of preferred dividends) is an appropriate supplemental disclosure of the operating performance for a mortgage REIT. Net interest income less expenses (net of preferred dividends) does not represent cash generated from operating activities in accordance with GAAP and therefore should not be considered an alternative to net income as an indicator of our operating performance or as an alternative to cash flow as a measure of our liquidity and is not necessarily indicative of cash available to fund cash needs. Our calculation of net interest income less expenses (net of preferred dividends) may be different from the calculation used by other companies and, therefore, comparability may be limited.

	Year Ended December 31,
	2009	2008	2007	2006	2005
Calculation of Adjusted Funds From Operations (AFFO):

Income (loss) applicable to common stockholders	$(223,405)	$(2,998,853)	$(78,097)	$118,609	$110,271

Operating real estate depreciation	-	-	1,121	812	702

Accumulated depreciation on operating real estate sold	(124)	(5,223)	-	-	(6,942)

Adjusted Funds from operations (AFFO)	$(223,529)	$(3,004,076)	$(76,976)	$119,421	$104,031

	Year Ended December 31,
	2009	2008	2007	2006	2005
Calculation of Net Interest Income Less Expenses (Net of Preferred Dividends):

Income (loss) applicable to common stockholders	$(223,405)	$(2,998,853)	$(78,097)	$118,609	$110,271

Add (Deduct):

Impairment	548,540	2,991,830	220,321	13,565	8,421

Other (income) loss	(227,399)	112,809	8,885	(23,660)	(28,562)

Loss from discontinued operations	318	9,654	130	(451)	(5,631)

	$98,054	$115,440	$151,239	$108,063	$84,499

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

We employ leverage as part of our investment strategy. We do not have a predetermined target debt to equity ratio as we believe the appropriate leverage for the particular assets we are financing depends on the credit quality of those assets. As a result of our negative GAAP equity, our GAAP debt to equity ratio is not a meaningful measure as of December 31, 2009. Our general investment guidelines adopted by our board of directors limit total leverage (as defined under the governing documents) to a maximum 9.0 to 1 debt to equity ratio. As of December 31, 2009, our debt to equity ratio, as computed under this methodology, was approximately 4.2 to 1. We utilize leverage for the sole purpose of financing our portfolio and not for the purpose of speculating on changes in interest rates.

We strive to maintain access to a broad array of capital resources in an effort to insulate our business from potential fluctuations in the availability of capital. We utilize multiple forms of financing including collateralized debt obligations (CDOs), other securitizations, term loans, and trust preferred securities, as well as short term financing in the form of loans and repurchase agreements. As we discuss in more detail under “– Market Considerations” below, the continued challenging credit and liquidity conditions have limited the array of capital resources available to us and made the terms of capital resources we are able to obtain less favorable to us relative to the terms we were able to obtain prior to the onset of challenging conditions. For example, we are currently contractually restricted from entering into new debt financings subject to margin calls other than to finance up to a specified amount of FNMA/FHLMC securities.

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

For the Year Ended	CDOs	Other Non- Recourse	Recourse	Unlevered	Unallocated	Total
December 31, 2009	$275,938	$76,868	$7,416	$1,543	$101	$361,866
December 31, 2008	$307,891	$88,643	$47,707	$22,672	$1,954	$468,867
December 31, 2007	$382,642	$98,255	$160,605	$37,297	$1,736	$680,535

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

As a REIT, we will generally not be subject to U.S. federal corporate income tax on that portion of our income that is distributed to stockholders if we distribute at least 90% of our REIT taxable income to our stockholders by prescribed dates and comply with various other requirements. We may, however, nevertheless be subject to certain state, local and foreign income and other taxes, and to U.S. federal income and excise taxes and penalties in certain situations, including taxes on our undistributed income. In addition, our stockholders may be subject to state, local or foreign taxation in various jurisdictions, including those in which they transact business or reside. The state, local and foreign tax treatment of us and our stockholders may not conform to the U.S. federal income tax treatment.

If, in any taxable year, we fail to satisfy one or more of the various tax law requirements, we could fail to qualify as a REIT. If we fail to qualify as a REIT for a particular tax year, our income in that year would be subject to U.S. federal corporate income tax (including any applicable alternative minimum tax), and we may need to borrow funds or liquidate certain investments in order to pay the applicable tax, or we may not be able to pay it. Unless entitled to relief under certain statutory provisions, we would also be disqualified from treatment as a REIT for the four taxable years following the year during which qualification is lost. Moreover, if we fail to qualify as a REIT, we would be delisted from the NYSE.

Although we currently intend to operate in a manner designed to qualify as a REIT, it is possible that future economic, market, legal, tax or other developments may cause us to fail to qualify as a REIT, or may cause our board of directors to revoke the REIT election, including certain potential developments discussed in Part I, Item 1A, “Risk Factors.”

Market Considerations

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

During 2009, credit spreads widened initially and then tightened substantially. This tightening of credit spreads caused the net unrealized losses on our securities and derivatives to decrease. One of the key drivers of the widening of credit spreads over the past several years has been the continued disruption and liquidity concerns throughout the credit markets. The severity and scope of the disruption intensified meaningfully during the fourth quarter of 2008 and the first quarter of 2009. In the latter part of 2009, credit spreads tightened substantially. Despite signs of moderate improvement, market conditions remain significantly challenging, could change rapidly, and we do not know how recent or future changes in market conditions will affect our business.

Liquidity

The continued challenging credit and liquidity conditions have adversely affected us and the markets in which we operate in a number of other ways. For example, it has reduced the market trading activity for many real estate securities and loans, resulting in less liquid markets for those securities and loans. As the securities held by us and many other companies in our industry are marked to market at the end of each quarter, the decreased liquidity and concern over market conditions have resulted in significant reductions in mark to market valuations of many real estate securities and loans and the collateral underlying them. These lower valuations, and decreased expectations of future cash flows, have affected us by, among other things:

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

In some cases, we have sold, and may continue to sell, assets at prices below what we believed to be their value in order to meet liquidity requirements under certain financing arrangements. Failed CDO triggers, impairments resulting from incurred losses, and asset sales at prices significantly below face amount, while the related debt is being repaid at its full face amount, further contribute to reductions in future earnings, cash flow and liquidity. As a result, we expect that our cash flow from operations will be significantly reduced relative to previous years.

In order to maintain liquidity in 2008 and 2009, we elected to retain the majority of our investment proceeds (including those from asset sales) in lieu of using those proceeds to make new investments and elected not to declare any common or preferred dividends during the fourth quarter of 2008 or all of 2009. This approach has increased our liquidity while reducing our operating earnings. We may elect to adjust or not to pay any future dividend payments to reflect our current and expected cash from operations or to satisfy future liquidity needs.

In addition, we note that the recent reduction in the number of financial institutions has impacted our liquidity options and sources of capital. The consolidation or elimination of Lehman Brothers, Bear Stearns and several other counterparties has increased our concentration of counterparty risk, decreased the universe of potential counterparties and reduced our ability to obtain competitive financing rates and terms. For a more detailed discussion of our counterparty default and concentration risk, see Part I, Item 1A, “Risk Factors – Risks Related to the Financial Services Industry and Financial Markets – We are subject to counterparty default and concentration risk.”

Extent of Market Disruption

We do not currently know the full extent to which this market disruption will affect us or the markets in which we operate, and we are unable to predict its length or ultimate severity. If the disruption continues, particularly with respect to commercial real estate, we will likely experience additional impairment charges, potential reductions in cash flows from our investments and additional challenges in raising capital and obtaining investment or other financing on attractive terms. Moreover, we will likely need to continue to place a high priority on managing our liquidity. If we raised capital or issued unsecured debt in the current market, it would be significantly dilutive to our current shareholders. Certain aspects of these effects are more fully described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Interest Rate, Credit and Spread Risk” and “– Liquidity and Capital Resources” as well as in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk.”

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

The following table presents information on shares of our common stock issued since our formation:

Year	Shares Issued	Range of Issue Prices (1)	Net Proceeds (millions)
Formation - 2004	39,859,481
2005	4,053,928	$29.60	$108.2
2006	1,800,408	$29.42	$51.2
2007	7,065,362	$27.75-$31.30	$201.3
2008	9,871	N/A	$0.1
2009	123,463	N/A	$0.1

December 31, 2009	52,912,513

(1)	Excludes prices of shares issued pursuant to the exercise of options and of shares issued to our independent directors.

As of December 31, 2009, approximately 3.8 million of our shares of common stock were held by our manager, through its affiliates, and principals of Fortress. In addition, our manager, through its affiliates, held options to purchase approximately 1.7 million shares of our common stock at December 31, 2009.

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

Variable Interest Entities

Variable interest entities (“VIEs”) are defined as entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. A VIE is required to be consolidated by its primary beneficiary, and only its primary beneficiary, which is defined as the party who will absorb a majority of the VIE’s expected losses or receive a majority of the expected residual returns as a result of holding variable interests.

The VIEs in which we have a significant interest include (i) our subprime securitizations, which are held in qualifying special purpose entities and are therefore exempt from consolidation as VIEs through December 31, 2009, (ii) our CDOs, in which we have been determined to be the primary beneficiary and therefore consolidate them, since we would absorb a majority of their expected losses and receive a majority of their expected residual returns, as determined on the date of formation and on any applicable reconsideration dates, and (iii) our manufactured housing loan financing structures, which are similar to the CDOs in analysis. Our CDOs and manufactured housing loan financings are held in special purpose entities whose debt is treated as a non-recourse secured borrowing of Newcastle. Under certain circumstances, if our economic interest in any such structure were to become negligible, or if we lost our rights to control, we might be required to deconsolidate the related entity. In addition, our investments in securities may be deemed to be variable interests in VIEs, depending on their structure. We monitor these investments and, to the extent we determine we own the majority of the currently controlling class, analyze them for potential consolidation.

We will continue to analyze future investments, as well as reconsideration events in existing entities, pursuant to the VIE requirements. These analyses require considerable judgment in determining the primary beneficiary of a VIE since they involve estimated probability weighting of subjectively determined possible cash flow scenarios. The result could be the consolidation of an entity that would otherwise not have been consolidated or the non-consolidation of an entity that would otherwise have been consolidated.

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

See Note 7 to our consolidated financial statements in Part II, Item 8, “Financial Statements and Supplementary Data” for information regarding the fair value of our investments, and its estimation methodology, as of December 31, 2009.

Our estimation of the fair value of level 3B assets (as described below) involves significant judgment. Changes in market conditions, as well as changes in the assumptions or methodology used to determine fair value, could result in a significant increase or decrease in our book equity. For securities valued using pricing models, the inputs include the discount rate, assumptions relating to prepayments, default rates and loss severities, as well as other variables. We validated the inputs and outputs of our models by comparing them to available independent third party market parameters and models for reasonableness. We believe the assumptions we used are within the range that a market participant would use and factor in the relative illiquidity currently in the markets. In comparison to the prior year end, we have used slower prepayment speeds, higher default rates and higher severity assumptions as inputs to our pricing models in order to reflect current market conditions. In 2008 and 2009, Newcastle generally lowered the prepayment assumptions based on observed reductions in actual prepayment speeds and slower expected future prepayments consistent with market projections. The slower prepayments were the result of increasing difficulties for borrowers to refinance, caused by a tightening of underwriting standards, decline in home prices, contraction of available lenders due to bank failures and a distressed securitization market. Default assumptions were increased due to higher levels of delinquent underlying loans. Loss severity assumptions were increased based on observed increases in recent loss severities that have been driven by falling home prices and the increasing number of foreclosures or distressed home sales in the residential sector and higher losses as a result of the increasing number of foreclosures and bankruptcies of borrowers experienced in the commercial sector. The discount rate assumption used to value subprime and other asset backed securities was generally decreased as a result of increased liquidity in the market.

For securities valued with internal models, which have an aggregate fair value of $224.2 million as of December 31, 2009, a 10% unfavorable change in our assumptions would result in the following decreases in such aggregate fair value (in thousands):

	CMBS	ABS
Outstanding face amount	$987,323	$432,965

Fair value	$128,120	$96,096

Effect on fair value with 10% unfavorable change in:
Discount rate	$(4,369)	$(4,003)
Prepayment rate	N/A	$(1,120)
Default rate	$(36,611)	$(7,873)
Loss severity	$(22,131)	$(14,130)

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

Our securities must be categorized by the “level” of inputs used in estimating their fair values. Level 1 would be assets valued based on quoted prices for identical instruments in active markets. We have no level 1 assets. Level 2 would be assets valued based on quoted prices in active markets for similar instruments, on quoted prices in less active or inactive markets, or on other “observable” market inputs. Level 3 would be assets valued based significantly on “unobservable” market inputs. We have further broken level 3 into level 3A, third party indications, and level 3B, internal models. Fair value under GAAP represents an exit price in the normal course of business, not a forced liquidation price. If we were forced to sell assets in a short period to meet liquidity needs, the prices we receive could be substantially less than the recorded fair values.

We generally classify the broker and pricing service quotations we receive as level 3A inputs, except for certain liquid securities. They are quoted prices in generally inactive and illiquid markets for identical or similar securities. These quotations are generally received via email and contain disclaimers which state that they are “indicative” and not “actionable” – meaning that the party giving the quotation is not bound to actually purchase the security at the quoted price. These quotations are generally based on models prepared by the brokers, and we have little visibility into the inputs they use. Based on procedures we have performed with respect to prior quotations received from these brokers in comparison to the outputs generated from our internal pricing models and transactions we have completed with respect to these securities, as well as on our knowledge and experience of these markets, we have generally determined that these quotes represent a reasonable estimate of fair value. In addition, management performs its own quarterly analysis of fair value, based on internal pricing models, to confirm that each of the quotations received represented a reasonable estimate of fair value as defined under GAAP. For the $1.6 billion of securities valued using quotations, a 100 basis point change in credit spreads would impact estimated fair value by approximately $48.2 million.

We must also assess whether unrealized losses on securities, if any, reflect a decline in value which is other-than-temporary and, if so, write the impaired security down to its fair value through earnings. A decline in value is deemed to be other-than-temporary if (i) it is probable that we will be unable to collect all amounts due according to the contractual terms of a security which was not impaired at acquisition (there is an expected credit loss), or (ii) if we have the intent to sell a security in an unrealized loss position or it is more likely than not we will be required to sell a security in an unrealized loss position prior to its anticipated recovery (if any). For the purposes of performing this analysis, we assume the anticipated recovery period is until the respective security’s expected maturity. Also, for certain securities which represent “beneficial interests in securitized financial assets,” whenever there is a probable adverse change in the timing or amounts of estimated cash flows of a security from the cash flows previously projected, an other-than-temporary impairment is considered to have occurred. These securities are also analyzed for other-than-temporary impairment under the guidelines applicable to all securities as described herein. We note that primarily all of our securities, except our FNMA/FHLMC securities, fall within the definition of beneficial interests in securitized financial assets.

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

During the year ended December 31, 2009, we had 242, or $592.5 million carrying amount of, securities that were downgraded and recorded a net other-than-temporary impairment charge of $346.6 million on these securities in 2009. However, we do not depend on credit ratings in underwriting our securities, either at acquisition or on an ongoing basis. As mentioned above, a credit rating downgrade is one factor that we monitor and consider in our analysis regarding other-than-temporary impairment, but it is not determinative. Our securities generally benefit from the support of one or more subordinate classes of securities or equity or other forms of credit support. Therefore, credit rating downgrades, even to the extent they relate to an expectation that a securitization we have invested in, on an overall basis, has credit issues, may not ultimately impact cash flow estimates for the class of securities in which we are invested.

Furthermore, the analysis of whether it is more likely than not that we will be required to sell securities in an unrealized loss position prior to an expected recovery in value (if any), the amount of such expected required sales, and the projected identification of which securities would be sold is also subject to significant judgment, particularly in times of market illiquidity such as we are currently experiencing.

Revenue Recognition on Securities

Income on these securities is recognized using a level yield methodology based upon a number of cash flow assumptions that are subject to uncertainties and contingencies. Such assumptions include the rate and timing of principal and interest receipts (which may be subject to prepayments and defaults). These assumptions are updated on at least a quarterly basis to reflect changes related to a particular security, actual historical data, and market changes. These uncertainties and contingencies are difficult to predict and are subject to future events, and economic and market conditions, which may alter the assumptions. For securities acquired at a discount for credit losses, the net income recognized is based on a “loss adjusted yield” whereby a gross interest yield is recorded to Interest Income, offset by a provision for probable, incurred credit losses which is accrued on a periodic basis to Provision for Credit Losses on Loan Pools. The provision is determined based on an evaluation of the credit status of securities, as described in connection with the analysis of impairment above. A rollforward of the provision, if any, is included in Note 5 to our consolidated financial statements in Part II, Item 8, “Financial Statements and Supplementary Data.”

Valuation of Derivatives

Similarly, our derivative instruments are carried at fair value. Fair value is based on counterparty quotations. Newcastle reports the fair value of derivative instruments gross of cash paid or received pursuant to credit support agreements and fair value is reflected on a net counterparty basis when Newcastle believes a legal right of offset exists under an enforceable netting agreement. To the extent they qualify as cash flow hedges under the current accounting standard, net unrealized gains or losses are reported as a component of accumulated other comprehensive income; otherwise, they are reported currently in income. To the extent they qualify as fair value hedges, net unrealized gains or losses on both the derivative and the related portion of the hedged item are reported currently in income. Fair values of such derivatives are subject to significant variability based on many of the same factors as the securities discussed above, including counterparty credit risk. The results of such variability could be a significant increase or decrease in our GAAP equity and/or earnings.

Impairment of Loans

We purchase, directly and indirectly, real estate related, commercial mortgage and residential mortgage loans, including manufactured housing loans and subprime mortgage loans. We must periodically evaluate each of these loans or loan pools for possible impairment. Impairment is indicated when it is deemed probable that we will be unable to collect all amounts due according to the contractual terms of the loan, or, for loans acquired at a discount for credit losses, when it is deemed probable that we will be unable to collect as anticipated. Upon determination of impairment, we would establish a specific valuation allowance with a corresponding charge to earnings. We continually evaluate our loans receivable for impairment. Our residential mortgage loans, including manufacture housing loans, are aggregated into pools for evaluation based on like characteristics, such as loan type and acquisition date. Individual loans are evaluated based on an analysis of the borrower’s performance, the credit rating of the borrower, debt service coverage and loan to value ratios, the estimated value of the underlying collateral, the key terms of the loan, and the effect of local, industry and broader economic trends and factors. Pools of loans are also evaluated based on similar criteria, including historical and anticipated trends in defaults and loss severities for the type and seasoning of loans being evaluated. This information is used to estimate specific impairment charges on individual loans as well as provisions for estimated unidentified incurred losses on pools of loans. Significant judgment is required both in determining impairment and in estimating the resulting loss allowance. Furthermore, we must assess our intent and ability to hold our loan investments on a periodic basis. If we do not have the intent and ability to hold a loan for the foreseeable future or until its expected payoff, the loan must be classified as “held for sale” and recorded at the lower of cost or estimated value.

Revenue Recognition on Loans Held for Investment

Income on these loans is recognized similarly to that on our securities and is subject to similar uncertainties and contingencies, which are also analyzed on at least a quarterly basis. For loans acquired at a discount for credit losses, the net income recognized is based on a “loss adjusted yield” whereby a gross interest yield is recorded to Interest Income, offset by a provision for probable, incurred credit losses which is accrued on a periodic basis to Provision for Credit Losses. The provision is determined based on an evaluation of the loans as described under “Impairment of Loans” above. In the fourth quarter of 2008, we reclassified all our investments in loans as held for sale as we could no longer express the intent and ability to hold our loan investment through maturity. A rollforward of the provision is included in Note 5 to our consolidated financial statements in Part II, Item 8, “Financial Statements and Supplementary Data.”

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

Recent Accounting Pronouncements

In February 2008, the FASB issued new guidance on accounting for a transfer of a financial asset and a repurchase financing. It presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (a linked transaction) unless certain criteria are met. If the criteria are not met, the linked transaction would be recorded as a net investment, likely as a derivative, instead of recording the purchased financial asset on a gross basis along with a repurchase financing. This guidance applies to reporting periods beginning after November 15, 2008 and is only applied prospectively to transactions that occur on or after the adoption date. The adoption of this guidance did not have a material impact on our financial condition, liquidity or results of operations as we have not entered into any such transactions since January 2009.

In March 2008, the FASB issued new guidance which applies to reporting periods beginning after November 15, 2008 and requires enhanced disclosures about an entity’s derivative and hedging activities. It does not change the accounting for such activities. As a result, while the adoption of this guidance has changed our disclosures, it did not have a material impact on our financial condition, liquidity or results of operations.

In January 2009, the FASB issued new guidance which amends previous guidance to achieve more consistent determination of whether an other-than-temporary impairment has occurred. In particular, it changed a requirement to analyze a security’s estimated cash flows from a market participant’s perspective to an analysis from the perspective of the holder. It is effective for periods ending after December 15, 2008 and is applied prospectively. Due to the prospective nature of its adoption, the adoption of this guidance did not have a material impact on our financial condition, liquidity or results of operations. It did not have a material impact on our impairment analyses subsequent to adoption because we generally analyze cash flows of securities in a manner consistent with market practice.

In April 2009, the FASB issued new guidance which (i) requires disclosures about the fair value of financial instruments on an interim basis, (ii) changes the guidance for determining, recording and disclosing other-than-temporary impairment, and (iii) provides additional guidance for estimating fair value when the volume or level of activity for an asset or liability have significantly decreased. This guidance was effective for Newcastle as of April 1, 2009. It had a significant impact on our disclosures, but no material impact on our financial condition, liquidity, or results of operations upon adoption. A reclassification adjustment of $1.3 billion of loss from Accumulated Deficit to Accumulated Other Comprehensive Income (Loss) was recorded at adoption but had no net effect on equity. Post-adoption impairment determinations, including the analysis performed at December 31, 2009, are performed using this new guidance and may result in materially different conclusions than would have been reached under prior guidance.

In June 2009, the FASB issued new guidance which eliminates the concept of qualified special purpose entities (QSPEs), changes the requirements for reporting a transfer of a portion of financial assets as a sale, clarifies other sale accounting criteria and changes the initial measurement of a transferor’s interest in transferred financial assets. Furthermore, it requires additional disclosures. This guidance is effective for fiscal years beginning after November 15, 2009. We do not expect that the adoption of this guidance will have a material impact on our financial position, liquidity or results of operations.

In June 2009, the FASB issued new guidance which changes the definition of a variable interest entity (“VIE”) and changes the methodology to determine who is the primary beneficiary of, or in other words who consolidates, a VIE. Furthermore, it eliminates the scope exception for qualified special purpose entities (QSPEs), which are now subject to the VIE consolidation rules. This guidance is effective for fiscal years beginning after November 15, 2009. Generally, the changes are expected to cause more entities to be defined as VIEs and to require consolidation by the entity that exercises day-to-day control over a VIE, such as servicers and collateral managers. We expect that the adoption of this standard will cause us to deconsolidate one of our CDOs and we are currently evaluating the potential impact of this standard on our other financing structures. The results of deconsolidating any of our CDOs or other non-recourse financing structures would be a reduction to accumulated deficits, to the extent that we have taken impairments on assets within a given VIE in excess of our investment in such VIE, and reductions of the assets and liabilities of such VIE. These reductions could be material. We do not expect any other immediate effects from the adoption of this guidance, but our ongoing consolidation analyses will be altered. To the extent the conclusions of any future analyses are changed as a result of this guidance, the impact could be material.

Results of Operations

The following table summarizes the changes in our results of operations from year-to-year (dollars in thousands):

	Year-to-Year Increase (Decrease)		Year-to-Year Percent Change		Explanation
	2009/2008	2008/2007	2009/2008	2008/2007	2009/2008	2008/2007
Interest income	$(107,001)	$(211,668)	(22.8%)	(31.1%)	(1)	(1)

Interest expense	(88,893)	(169,629)	(28.9%)	(35.6%)	(1)	(1)
Provision for credit losses on loan pools	(8,457)	(1,937)	(100.0%)	(18.6%)	(2)	(2)
Valuation allowance on loans	(970,670)	978,352	N.M.	N.M.	(3)	(3)
Other-than-temporary impairment on securities, net	(1,464,163)	1,795,094	N.M.	N.M.	(4)	(4)
Gain (loss) on settlement of investments, net	70,106	(72,662)	119.5%	N.M.	(5)	(5)
Gain (loss) on extinguishment of debt	201,455	28,856	N.M.	N.M.	(6)	(6)
Other income (loss), net	76,384	(62,885)	N.M.	N.M.	(7)	(7)
Equity in earnings of unconsolidated subsidiaries	(7,737)	2,767	(94.9%)	51.3%	(8)	(8)
Loan and security servicing expense	(1,615)	(3,070)	(24.3%)	(31.6%)	(1)	(1)
General and administrative expense	1,312	1,437	18.0%	24.5%	(9)	(9)
Management fee to affiliate	(420)	743	(2.3%)	4.2%	(10)	(10)
Incentive compensation to affiliate	-	(6,209)	0.0%	(100.0%)	(10)	(10)
Depreciation and amortization	1	(2)	0.3%	(0.7%)	N/A	N/A

Income (loss) from continuing operations	$2,766,112	$(2,910,371)	93.0%	418.1%

N.M. – Not meaningful

(1)	Changes in interest income and expense are primarily related to our acquisition and disposition during these periods of interest bearing assets and related financings, as follows:

	Year-to-Year Increase (Decrease)
	Interest Income	Interest Expense
	2009/2008	2009/2008
Disposition of securities and loans	$(33,491)	$(20,680)
Prepayment penalty income	8,158	-
Repayment of debt obligations and related dispositions	(4,004)	(9,877)
Paydowns	(22,302)	(12,774)
Amortization of deferred hedge loss	-	11,632
Other (see below)	(55,362)	(57,194)

	$(107,001)	$(88,893)

	Year-to-Year Increase (Decrease)
	Interest Income	Interest Expense
	2008/2007	2008/2007
Disposition of securities and loans	$(77,867)	$(62,109)
New debt obligations and related asset acquisitions	42,737	28,647
Repayment of debt obligations and related dispositions	(84,035)	(65,684)
Paydowns	(29,601)	(17,661)
Other (see below)	(62,902)	(52,822)

	$(211,668)	$(169,629)

Changes in Other are primarily due to changes in interest rates, partially offset in 2009 by increased interest income as a result of the accretion of discounts on impaired securities.

Changes in loan and security servicing expense are primarily due to dispositions and paydowns.

(2)	The change in 2009 is primarily the result of the classification of loans as held for sale in the fourth quarter of 2008 as we could no longer express the intent and ability to hold our loan investments through maturity. As a result, changes in fair values of the residential loan pools for the year ended December 31, 2009 were recorded to Valuation Allowance on Loans. The change in 2008 is primarily due to a decreased provision for our pool of manufactured housing loans as a result of paydowns.

(3)	The changes are a result of the classification of loans as held for sale in the fourth quarter of 2008 as we could no longer express the intent and ability to hold our loan investments through maturity.

(4)	The changes are due to the impairment charges recorded as a result of the continued credit market turmoil, which led us to record write downs to a significant portion of our securities portfolio particularly in the fourth quarter of 2008 as we were not able to express the intent and ability to hold our investments through maturity or recovery.

(5)	The changes are a result of the net gain or loss on the sale of securities, loans and termination of derivatives during the respective years. The increase from 2008 to 2009 is predominantly the result of the gains recorded on paydown at par of securities previously written down, partially offset by the loss on sales of certain securities and loans. The increase in the loss on sale of investments in 2008 is predominantly the result of the sales of loans and securities in an unrealized loss position in the fourth quarter of 2008 due to the credit and liquidity crisis.

(6)	The changes are a result of the increased gain on the repurchase of our own debt.

(7)	The changes are primarily the net result of the change in fair value of total rate of return swaps (which were terminated in 2008) and change in fair value of interest rate swaps not designated as accounting hedges, which we mark to market through the statements of operations.

(8)	The changes are primarily due to gain recorded for the sale of our interests in the operating real estate joint venture in 2008.

(9)	The changes are primarily due to increases in insurance expense, legal and professional fees.

(10)	Management fees have remained relatively stable as we did not raise capital through common or preferred stock offerings during these periods. As a result of impairment charges, we will not incur incentive compensation to our manager for an indefinite period of time.

Liquidity and Capital Resources

Overview

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments, and other general business needs. Additionally, to maintain our status as a REIT under the Code, we must distribute annually at least 90% of our REIT taxable income. We note that we believe we have already met this requirement for 2009 and that up to 90% of this requirement may be met in future years through stock dividends rather than cash, subject to limitations based on the value of our stock. Our primary sources of funds for liquidity consist of net cash provided by operating activities, sales or repayments of investments, potential refinancing of existing debt, and the issuance of equity securities, when feasible. Our debt obligations are generally secured directly by our investment assets except for the junior subordinated notes payable.

Sources of Liquidity and Uses of Capital

As of the date of this filing, we currently have sufficient cash on hand to satisfy all of our non-agency recourse liabilities (excluding our junior subordinated notes payable, which are long-term obligations). With respect to the next twelve months, we expect that our cash on hand combined with our cash flow provided by operations will be sufficient to satisfy our anticipated liquidity needs with respect to our current investment portfolio, including related financings, hedges, potential margin calls and operating expenses. While it is inherently more difficult to forecast beyond the next twelve months, we currently expect to meet our long-term liquidity requirements, specifically the repayment of our debt obligations, through our cash on hand and, if needed, additional borrowings, proceeds received from repurchase agreements and similar financings, and the liquidation or refinancing of our assets.

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

Cash flow provided by operations constitutes a critical component of our liquidity. Essentially, our cash flow provided by operations is equal to (i) the net cash flow from our CDOs that have not failed their over collateralization or interest coverage tests, plus (ii) the net cash flow from our non-CDO investments that are not subject to mandatory debt repayment, including principal and sales proceeds, less (iii) operating expenses (primarily management fees, professional fees and insurance), and less (iv) interest on the junior subordinated notes payable.

Our cash flow provided by operations differs from our net income (loss) due to these primary factors: (i) accretion of discount or premium on our real estate securities and loans (including the accrual of interest and fees payable at maturity), discount on our debt obligations, deferred financing costs and interest rate cap premiums, and deferred hedge gains and losses, (ii) gains and losses from sales of assets financed with CDOs, (iii) the provision for credit losses and valuation allowance recorded in connection with our loan assets, as well as other-than-temporary impairment on our securities, (iv) unrealized gains or losses on our non-hedge derivatives, (v) the non-cash charges associated with our early extinguishment of debt, and (vi) net income (loss) generated within CDOs that have failed their over collateralization or interest coverage tests, and one of the manufactured housing loan portfolios whose financing became callable in January 2009, and therefore do not remit cash to us. Proceeds from the sale of assets which serve as collateral for our CDO financings, including gains thereon, are required to be retained in the CDO structure until the related bonds are retired and are therefore not available to fund current cash needs outside of these structures.

Update on Liquidity, Capital Resources and Capital Obligations

Certain details regarding our liquidity, current financings and capital obligations as of February 17, 2010 are set forth below:

—	Cash – We had unrestricted cash of $58.8 million. In addition, we had $201.5 million of restricted cash held for reinvestment in our CDOs;

—

Margin Exposure – We have no financings subject to margin calls, other than one repurchase agreement with a face amount of $39.6 million which finances our FNMA/FHLMC investments and four interest rate swap agreements with an aggregate notional amount of $67.4 million;

—

Recourse Financings – Substantially all of our assets, other than our FNMA/FHLMC investments, are currently financed with term debt subject to amortization payments through September 30, 2010. The following table compares the face amount of our recourse financings, excluding the junior subordinated notes:

	February 17, 2010	December 31, 2009
Real Estate Securities, Loans and Properties	$21,276	$31,672
Manufactured Housing Loans	8,105	10,606

Non-FNMA/FHLMC recourse financings	29,381	42,278
FNMA/FHLMC Securities	39,556	39,637

Total recourse financings	$68,937	$81,915

The following table summarizes the scheduled repayments of our non-FNMA/FHLMC recourse financings as of February 17, 2010:

February 18, 2010 to March 31, 2010	$9,000
2nd Quarter 2010	16,000
3rd Quarter 2010	4,381

Total non-FNMA/FHLMC recourse financings	$29,381

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

—	For a further discussion of a number of risks that could affect our liquidity, access to capital resources and our capital obligations, see Part I, Item 1A, “Risk Factors” above.

In addition to the information referenced above, the following factors could also affect our liquidity, access to capital resources and our capital obligations. As such, if their outcomes do not fall within our expectations, changes in these factors could negatively affect our liquidity.

—

Access to Financing from Counterparties – Decisions by investors, counterparties and lenders to enter into transactions with us will depend upon a number of factors, such as our historical and projected financial performance, compliance with the terms of our current credit and derivative arrangements, industry and market trends, the availability of capital and our investors’, counterparties’ and lenders’ policies and rates applicable thereto, and the relative attractiveness of alternative investment or lending opportunities. As we discuss in more detail under “–Market Considerations” above, the continued challenging credit and liquidity conditions have limited the array of capital resources available to us and made the terms of capital resources we are able to obtain generally less favorable to us relative to the terms we were able to obtain prior to the onset of challenging conditions. For example, we are currently contractually restricted from entering into new debt financings subject to margin calls other than to finance up to a specified amount of FNMA/FHLMC securities. Our core business strategy is dependent upon our ability to finance our real estate securities, loans and other real estate related assets with match funded debt at rates that provide a positive net spread. Currently, spreads for such liabilities have widened and demand for such liabilities has become extremely limited, therefore restricting our ability to execute future financings.

—

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

Investment Portfolio

Our investment portfolio as of December 31, 2009 is detailed in Part I, Item 1, “Business – Our Investment Strategy.”

Debt Obligations

Our debt obligations, as summarized in Note 8 to Part II, Item 8, “Financial Statements and Supplementary Data,” existing at December 31, 2009 (gross of $11.5 million of discounts) had contractual maturities as follows (unaudited) (in thousands):

	Nonrecourse	Recourse	Total
2010	$107,003	$81,515	$188,518
2011	187,191	-	187,191
2012	-	-	-
2013	-	-	-
2014	-	-	-
Thereafter	4,473,513	102,500	4,576,013

Total	$4,767,707	$184,015	$4,951,722

Certain of the debt obligations included above are obligations of our consolidated subsidiaries which own the related collateral. In some cases, including the CDO and Other Bonds Payable, such collateral is not available to other creditors of ours.

Our non-CDO obligations contain various customary loan covenants. We were in compliance with all of the covenants in our non-CDO financings as of December 31, 2009.

Our Other Bonds Payable are collateralized by two portfolios of manufactured housing loans. In January 2009, the debt for one of the portfolios of manufactured housing loans ($107.0 million outstanding at December 31, 2009) became callable at the option of the lender. The principal and interest payments from the underlying loans, net of expenses and payments related to interest rate swap contracts, are used to repay the outstanding debt on a monthly basis.

In March 2006, we acquired a portfolio of subprime mortgage loans (“Subprime Portfolio I”) for $1.50 billion. In April 2006, Newcastle Mortgage Securities Trust 2006-1 (“Securitization Trust 2006”) closed on a securitization of Subprime Portfolio I. We do not consolidate Securitization Trust 2006. We sold Subprime Portfolio I to Securitization Trust 2006, which issued $1.45 billion of notes with a stated maturity of March 2036. We, as holder of the equity of Securitization Trust 2006, have the option to redeem the notes once the aggregate principal balance of Subprime Portfolio I is equal to or less than 20% of such balance at the date of the transfer. The transaction between us and Securitization Trust 2006 qualified as a sale for accounting purposes. However, 20% of the loans which are subject to a call option by us were not treated as being sold. Following the securitization, we held the following interests in Subprime Portfolio I: (i) the equity of Securitization Trust 2006, (ii) the retained notes, and (iii) subprime mortgage loans subject to call option and related financing in the amount of 100% of such loans (we note that this interest is non-economic if we do not exercise the option, meaning that it has no impact on us).

In March 2007, we entered into an agreement to acquire a portfolio of subprime mortgage loans (“Subprime Portfolio II”) with up to $1.7 billion of unpaid principal balance. In July 2007, Newcastle Mortgage Securities Trust 2007-1 (“Securitization Trust 2007”) closed on a securitization of Subprime Portfolio II. As a result of the repurchase of delinquent loans by the seller, as well as borrower repayments, the unpaid principal balance of the portfolio upon securitization was $1.1 billion. We do not consolidate Securitization Trust 2007. We sold Subprime Portfolio II to Securitization Trust 2007, which issued $1.0 billion of notes with a stated maturity of April 2037. We, as holder of the equity of Securitization Trust 2007, have the option to redeem the notes once the aggregate principal balance of Subprime Portfolio II is equal to or less than 10% of such balance at the date of the transfer. The transaction between us and Securitization Trust 2007 qualified as a sale for accounting purposes. However, 10% of the loans which are subject to a call option by us were not treated as being sold. Following the securitization, we held the following interests in Subprime Portfolio II: (i) the equity of Securitization Trust 2007, (ii) the retained notes, and (iii) subprime mortgage loans subject to call option and related financing in the amount of 100% of such loans (we note that this interest is non-economic if we do not exercise the option, meaning that it has no impact on us).

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

During 2008, we repurchased $24.9 million face amount of CDO bonds for $7.9 million and recorded a gain of $16.8 million. During 2009, we repurchased $246.7 million face amount of CDO bonds for $29.9 million and recorded a gain of $215.3 million.

During 2008, we had significant asset sales and associated debt repayments and recorded significant impairment, as reflected in Part II, Item 8, “Financial Statements and Supplementary Data.”

On April 30, 2009, we entered into an exchange agreement with several collateralized debt obligations managed by a third party pursuant to which we agreed to exchange newly issued junior subordinated notes due in 2035 with an initial aggregate principal amount of $101.7 million (the “Notes”) for $100 million in aggregate liquidation amount of trust preferred securities that were previously issued by a subsidiary of us (the “TRUPs”) and were owned by the third party. The Notes accrue interest at a rate of 1.0% per year for a maximum of six quarters, beginning on February 1, 2009 and the aggregate principal amount of the Notes will increase to $104.9 million by July 31, 2010. Subsequent to that period, the rate reverts to that which we were required to pay on the TRUPs (7.574% through April 2016 and at a floating rate of 3-month LIBOR plus 2.25% thereafter). In conjunction with the exchange, the TRUPs were cancelled and we pledged 100% of our equity interests in NIC TP LLC, a special purpose subsidiary that holds our participation in a loan and related deposit account, which were valued at $4.1 million on December 31, 2009, as collateral. The pledged collateral will be released at the end of the interest rate modification period. This exchange is considered a troubled debt restructuring under GAAP which requires us to account for the effect of the interest modification prospectively and to record expenses related to the modification immediately through earnings.

On January 29, 2010, Newcastle Investment Corp. (together with its wholly-owned taxable REIT subsidiary, NIC TRS LLC, the “Company”), entered into an Exchange Agreement, dated as of January 29, 2010 (the “Exchange Agreement”), with Taberna Capital Management, LLC and certain of its affiliates (collectively, “Taberna”), pursuant to which the Company and Taberna agreed to exchange (the “Exchange”) approximately $51.9 million aggregate principal amount of junior subordinated notes due 2035 for approximately $37.6 million face amount of previously issued CDO securities and approximately $9.7 million of cash held by the Company. In other words, as of February 11, 2010, $51.9 million face amount of the company’s debt, in the form of junior subordinated notes payable, was repurchased and effectively retired in exchange for (i) the payment of $9.7 million of cash, and (ii) the reissuance of $37.6 million face amount of CDO bonds payable (which had previously been repurchased by the Company). In connection with the Exchange, the Company paid or reimbursed certain expenses incurred by Taberna, various indenture trustees and their respective advisors in accordance with the terms of the Exchange Agreement. The Company is currently evaluating the impact of this exchange on our financial results, which will be recorded in the first quarter of 2010.

The following table summarizes our CDO financings as of December 31, 2009 (dollars in thousands). The amounts reflect data at the CDO level which is unconsolidated and thus is different from the GAAP balance sheet due to intercompany amounts eliminated in consolidation.

	CDO IV		CDO V		CDO VI		CDO VII (12)		CDO VIII		CDO IX		CDO X		Total / Weighted Average
Balance Sheet:
Asset Face Amount	$419,419		$507,465		$483,518		$493,984		$919,166		$840,028		$1,417,309		$5,080,889
Asset Amortized Cost Basis	$355,969		$391,182		$261,483		$189,180		$512,406		$431,804		$1,031,875		$3,173,899
Debt Carrying Value	373,397		445,498		436,111		450,986		728,383		547,777		1,223,285		4,205,437

Invested Equity (1)	$—		$—		$—		$—		$—		$—		$—		$—

Quarterly Net cash receipts (2)	$128		$165		$142		$139		$3,720		$5,134		$3,451		$12,879
Collateral on negative watch (3)	$88,623		$135,690		$184,413		$229,450		$130,121		$41,750		$239,965		$1,050,012

Collateral Composition (4):
CMBS	60.0%	BB	65.8%	BB+	65.4%	BB	67.5%	B	21.2%	BB-	11.7%	BB	63.2%	BBB-	47.7%
REIT Debt	22.6%	BBB-	15.6%	BB+	14.6%	BBB-	13.6%	BBB	1.6%	D	0.0%	—	13.5%	BB-	10.2%
ABS	12.9%	BBB-	17.5%	B+	15.6%	B	16.7%	CCC+	7.2%	BB-	0.1%	—	13.8%	BB+	11.1%
FNMA/FHLMC	0.0%	—	1.1%	AAA	0.0%	—	0.0%	—	0.0%	—	0.0%	—	0.0%	—	0.1%
Bank Loans	2.2%	C	0.0%	—	4.2%	CC	2.2%	C	11.1%	CCC	16.7%	CCC	2.3%	CC	6.2%
Mezzanine Loans / B-Notes / Whole Loans	2.3%	BB+	0.0%	—	0.0%	—	0.0%	—	37.2%	CCC+	66.7%	B-	0.0%	—	17.9%
CDO	0.0%	—	0.0%	—	0.0%	—	0.0%	—	9.8%	B	1.7%	BB-	3.0%	C	2.9%
Restricted Cash for Reinvestment	0.0%	—	0.0%	—	0.2%	—	0.0%	—	11.9%	—	3.1%	—	4.2%	—	3.9%

Total	100.0%	BB+	100.0%	BB	100.0%	BB-	100.0%	B+	100.0%	B-	100.0%	B-	100.0%	BB+	100.0%

CDO Overview:
Effective Date	Sep-04		Feb-05		Aug-05		Jan-06		Mar-07		Jul-07		Dec-07
Reinvestment Period Ends (5)	Mar-09		Sep-09		Apr-10		Dec-10		Nov-11		May-12		Jul-12
Optional Call Date (6)	Jun-07		Dec-07		May-08		Jan-09		Dec-09		Jun-10		Aug-10
Auction Call Date (7)	Mar-14		Sep-14		Apr-15		Dec-15		Nov-16		May-17		Jul-17
Avg Debt Spread (bps) (8)	53		45		39		47		44		57		34		43
Asset Weighted Average Life	3.4		3.5		3.2		4.0		3.7		2.3		3.6		3.4
Debt Weighted Average Life	2.8		3.2		4.1		5.7		3.8		4.8		5.2		4.4

CDO Cash Flow Triggers (9):
Over Collateralization Excess (Deficiency) (10)
As of December 2009 remittance (11)	(6.8)%		(3.8)%		(21.8)%		(49.2)%		9.8%		10.5%		2.8%
As of January 2010 remittance (11)	—		—		(24.3)%		(51.9)%		8.5%		11.0%		5.1%
Interest Coverage Excess (Deficiency) (10)
As of December 2009 remittance	122.1%		215.0%		279.0%		179.7%		249.8%		359.0%		163.4%
As of January 2010 remittance	—		—		45.6%		69.3%		287.5%		354.8%		181.5%

See footnotes on next page

(1)	Given the non-recourse nature of our CDO liabilities, invested equity cannot be less than zero. As of period end, our GAAP equity in our CDOs was $1.0 billion in the aggregate lower than our invested equity due to impairment recorded in excess of our maximum possible economic loss.

(2)	Represents net cash received from each CDO based on all of our interests in such CDO (including senior management fees) for the three months ended December 31, 2009. Cash receipts for this period included $0.9 million of non-recurring prepayment fees and may not be indicative of cash receipts for subsequent periods. See “Cautionary Note Regarding Forward Looking Statements” for risks and uncertainties that could cause our receipts for subsequent periods to differ materially from these amounts.

(3)	Represents the face amount of assets on negative watch for possible downgrade by at least one rating agency (Moody’s, S&P, or Fitch) as of the determination date of December 17, 2009 for CDO IV and V, as these deals only report actual over collateralization excess percentages on a quarterly basis, and as of the latest determination date of January 20, 2010 for all other CDOs. The amounts include CDO bonds of $54.6 million issued by Newcastle, which are eliminated in consolidation and not reflected in our investment portfolio segments.

(4)	Collateral composition is calculated as a percentage of the face amount of collateral and includes CDO bonds of $146.6 million and other bonds of $63.7 million issued by Newcastle, which are eliminated on consolidation. Also reflected are weighted average credit ratings, which were determined by third party rating agencies as of a particular date, may not be current and are subject to change (including the assignment of a “negative watch”) at any time.

(5)	Our CDO financings typically have a 5 year reinvestment period. Generally, after such period ends, principal payments on the collateral are used to paydown the most senior debt outstanding. Prior to the end of the reinvestment period, principal payments received on the collateral are reinvested.

(6)	At the option call date, Newcastle, as the equity holder, has the right to payoff the CDO bonds at their related redemption price.

(7)	At the auction call date, there is a mandatory auction of the assets. If the prices are sufficient to pay off the outstanding CDO bonds, the assets will be sold and the CDO bonds will be redeemed.

(8)	Debt spread represents the spread above the benchmark interest rate (LIBOR or U.S. Treasuries) that Newcastle pays on its debt.

(9)	Each of our CDO financings contains tests that measure the amount of over collateralization and excess interest in the transaction. Failure to satisfy these tests would cause the principal and/or interest cashflow that would otherwise be distributed to more junior classes of securities (including those held by Newcastle) to be redirected to pay down the most senior class of securities outstanding until the tests are satisfied. As a result, our cash flow and liquidity are negatively impacted upon such a failure, and the impact could be material. Each CDO contains tests at various over collateralization and interest coverage percentage levels. The trigger percentages identified above represent the first threshold at which cashflows would be redirected as described in this footnote. The data presented is as of the most recent remittance date on or before December 31, 2009 or January 31, 3010, as applicable, and may change or have changed subsequent to that date. CDOs IV and V only report on a quarterly basis and, therefore, no updated January 31, 2010 information is available. In addition, our CDOs may also contain specific over collateralization tests that, if failed, can result in the occurrence of an event of default or our being removed as collateral manager of the CDO. Failure of the over collateralization tests can also cause a “phantom income” issue if cash that constitutes income is diverted to pay down debt instead of distributed to us. As of February 17, 2010, CDOs IV, V, VI and VII were not in compliance with their applicable over collateralization tests and, consequently, we were not receiving cash flows from these CDOs currently (other than senior management fees). Based upon our current calculations, we expect these portfolios to remain out of compliance for the foreseeable future. Moreover, given current market conditions, it is possible that all of our CDOs could be out of compliance with their over collateralization tests as of one or more measurement dates within the next twelve months. Our ability to rebalance will depend upon the availability of suitable securities, market prices, whether the reinvestment period of the applicable CDO has ended, and other factors that are beyond our control; such rebalancing efforts may be extremely difficult given current market conditions and we cannot assure you that we will be successful in our rebalancing efforts. If the liabilities of our CDOs are downgraded by Moody’s to certain predetermined levels, our discretion to rebalance the applicable CDO portfolios may be negatively impacted. Moreover, if we bring these coverage tests into compliance, we cannot assure you that they will not fall out of compliance in the future or that we will be able to correct any noncompliance. For a more detailed discussion of the impact of CDO financings on our cash flows, see Part I, Item 1A, “Risk Factors – The use of CDO financings with coverage tests may have a negative impact on our operating results and cash flows.”

(10)	Represents excess or deficiency under the applicable over collateralization or interest coverage tests to the first threshold at which cash flow would be redirected. We generally do not receive material cash flow from the CDO until a deficiency is corrected. Ratings downgrades of assets in our CDOs can negatively impact compliance with the over collateralization tests. Generally, the over collateralization test measures the principal balance of the specified pool of assets in a CDO against the corresponding liabilities issued by the CDO. However, based on ratings downgrades, the principal balance of an asset or of a specified percentage of assets in a CDO may be deemed reduced below their current balance to levels set forth in the related CDO documents for purposes of calculating the over collateralization test. As a result, ratings downgrades can reduce the principal balance of the assets used in the over collateralization test relative to the corresponding liabilities in the test, thereby reducing the over collateralization percentage. In addition, actual defaults of an asset would also negatively impact compliance with the over collateralization tests. Failure to satisfy an over collateralization test could result in the redirection of cashflows as described in footnote 9 above or, in certain circumstances, in our removal as manager of the applicable portfolio.

(11)	Results do not include the expected default of a $59.1 million of our Stuyvesant town Mezzanine loan held in CDO IX, which would eliminate a substantial amount of the excess overcollateralization cushion in CDO IX.

(12)	As a result of CDO VII failing additional over collateralization tests in the fourth quarter of 2009, an event of default has occurred and we may be removed as the collateral manager under the documentation governing CDO VII. So long as the event of default continues, we will not be permitted to purchase or sell any collateral in CDO VII. If we are removed as the collateral manager of CDO VII, we would no longer receive the senior management fees from such CDO. As of February 17, 2010, we have not been removed as collateral manager.

Stockholders’ Equity

Common Stock

The following table presents information on shares of our common stock issued since our formation.

Year	Shares Issued	Range of Issue Prices per Share (1)	Net Proceeds (millions)	Options Granted to Manager

Formation - 2004	39,859,481			2,325,727
2005	4,053,928	$29.60	$108.2	330,000
2006	1,800,408	$29.42	$51.2	170,000
2007	7,065,362	$27.75-$31.30	$201.3	698,000
2008	9,871	N/A	$0.1	0
2009	123,463	N/A	$0.1	0

December 31, 2009	52,912,513

(1)	Excludes prices of shares issued pursuant to the exercise of options and of shares issued to our independent directors.

Through December 31, 2009, our manager had assigned, for no value, options to purchase approximately 1.2 million shares of our common stock to certain of our manager’s employees, of which approximately 0.4 million had been exercised. In addition, our manager had exercised 0.6 million of its options.

As of December 31, 2009, our outstanding options had a weighted average strike price of $26.64 and were summarized as follows:

Held by our manager	1,686,447
Issued to our manager and subsequently assigned to certain of our manager’s employees	798,162
Held by directors and former directors	14,000

Total	2,498,609

Preferred Stock

In March 2003, we issued 2.5 million shares ($62.5 million face amount), of 9.75% Series B Cumulative Redeemable Preferred Stock (the “Series B Preferred”). In October 2005, we issued 1.6 million shares ($40.0 million face amount) of 8.05% Series C Cumulative Redeemable Preferred Stock (the “Series C Preferred”). In March 2007, we issued 2.0 million shares ($50.0 million face amount) of 8.375% Series D Cumulative Redeemable Preferred Stock (the “Series D Preferred). The Series B Preferred, Series C Preferred and Series D Preferred have a $25 liquidation preference, no maturity date and no mandatory redemption. We have the option to redeem the Series B Preferred that began in March 2008, the Series C Preferred beginning in October 2010 and the Series D Preferred beginning in March 2012. If the Series C Preferred and Series D Preferred cease to be listed on the NYSE or the AMEX, or quoted on the NASDAQ, and we are not subject to the reporting requirements of the Exchange Act, we have the option to redeem the Series C Preferred or Series D Preferred, as applicable, at their face amount and, during such time any shares of Series C Preferred or Series D Preferred are outstanding, the dividend will increase to 9.05% or 9.375% per annum, respectively.

Beginning in the fourth fiscal quarter of 2008, our board of directors elected not to declare any of the specified dividends on our three series of preferred stock and those dividends are now five quarters in arrears. Until we pay all accrued dividends on our preferred shares, we cannot pay any dividends on our common shares, pay any consideration to repurchase or otherwise acquire shares of our common stock or redeem any shares of any series of our preferred stock without redeeming all of our outstanding preferred shares in accordance with the governing documentation. Moreover, if we do not pay dividends on any series of preferred stock for six or more periods, then holders of each affected series obtain the right to call a special meeting and elect two members to our board of directors. Consequently, if we do not make a dividend payment on our preferred stocks by April 30, 2010, it could restrict the actions that we may take with respect to our common stock and preferred stock and could affect the composition of our board and, thus, the management of our business. No assurance can be given that we will pay any dividends on any series of our preferred stock in the future.

Accumulated Other Comprehensive Income (Loss)

During the year ended December 31, 2009, our accumulated other comprehensive income changed due to the following factors (in thousands):

	Gains / Losses on Cash Flow Hedges	Gains / Losses on Securities	Total Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss), December 31, 2008	$(314,323)	$6,750	$(307,573)
Net unrealized gain (loss) on securities	-	306,626	306,626
Reclassification of net realized (gain) loss on securities into earnings	-	522,625	522,625
Net unrealized gain (loss) on derivatives designated as cash flow hedges into earnings	123,926	-	123,926
Reclassification of net realized (gain) loss on derivatives designated as cash flow hedges into earnings	9,502	-	9,502
Reclassification upon adoption of new impairment guidance (discussed above)	-	(1,288,924)	(1,288,924)

Accumulated other comprehensive income (loss), December 31, 2009	$(180,895)	$(452,923)	$(633,818)

Our GAAP equity changes as our real estate securities portfolio and derivatives are marked to market each quarter, among other factors. The primary causes of mark to market changes are changes in interest rates and credit spreads. During the year, a recharacterization of unrealized non-credit losses upon the adoption of newly issued impairment guidance and a net tightening of credit spreads have caused a net increase in unrealized losses recorded in accumulated other comprehensive income on our real estate securities. Net unrealized losses on derivatives designated as cash flow hedges decreased for the year primarily as a result of increases in long-term interest rates.

See “– Market Considerations” above for a further discussion of recent trends and events affecting our unrealized gains and losses as well as our liquidity.

Common Dividends Paid

Declared for the Period Ended	Paid	Amount Per Share
March 31, 2008	April 2008	$0.25
June 30, 2008	July 2008	$0.25
September 30, 2008	October 2008	$0.25
December 31, 2008	N/A	$0.00
December 31, 2009 (Year)	N/A	$0.00

Cash Flow

Operating Activities

Net cash flow provided by (used in) operating activities decreased from $118.2 million for the year ended December 31, 2008 to $84.2 million for the year ended December 31, 2009. It increased from ($6.5) million for the year ended December 31, 2007 to $118.2 million for the year ended December 31, 2008. These changes primarily resulted from the acquisition and settlement of our investments as described above, most notably due to our acquisition and securitization of a pool of subprime residential mortgage loans in 2007, which was classified as an operating activity, although the net cash out flows relating to the securitization represent an investment in the securitization vehicle. The negative operating cash flow in 2007 is primarily the result of the investment in the subprime securitization vehicle.

Operating Activities – Comparative 2009 vs. 2008

Cash interest received for investments in securities and loans decreased approximately $136.5 million as a result of a lower average balance of interest bearing securities and loans of $5.3 billion in 2009 compared to $6.5 billion in 2008 and a decrease in the weighted average coupon to 4.95% in 2009 from 5.24% in 2008. The lower asset balance is primarily a result of the paydowns and a higher volume of asset sales in 2008 and 2009. Moreover, cash interest received on cash deposits decreased by $4.3 million as a result of a lower money market interest rate.

Cash interest paid decreased approximately $110.6 million due to a lower average debt balance of $4.8 billion in 2009 compared to $5.6 billion in 2008 and a decrease in the weighted average coupon to 0.94% in 2009 from 3.42% in 2008, partially offset by a net increase in interest payments on our interest rate swaps which experienced a decrease in their average notional balance to $2.4 billion in 2009 from $3.0 billion in 2008 and an increase in their effective pay rate to 5.06% in 2009 from 4.84% in 2008.

Incentive compensation payments decreased by $6.2 million for the twelve months ended December 31, 2009, as a result of the payment of the 2007 incentive compensation in September 2008. We did not make a similar payment in 2009 as we have not incurred any incentive compensation.

Investing Activities

Investing activities provided (used) $206.4 million, $1.7 billion and $34.0 million during the years ended December 31, 2009, 2008 and 2007, respectively. Investing activities consisted primarily of the investments made in real estate securities and loans outside of our CDO financing structures, net of proceeds from the sale or settlement of investments.

Financing Activities

Financing activities provided (used) ($272.0) million, ($1.8) billion and $23.1 million during the years ended December 31, 2009, 2008 and 2007, respectively. The equity issuances, borrowings and debt issuances described above served as the primary sources of cash flow from financing activities. Offsetting uses included the payment of related deferred financing costs, payments related to hedging instruments, the payment of dividends, and the repayment of debt as described above.

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

Off-Balance Sheet Arrangements

As of December 31, 2009, we had two material off-balance sheet arrangements. We believe that these off-balance sheet structures presented the most efficient and least expensive form of financing for these assets at the time they were entered, and represented the most common market-accepted method for financing such assets.

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

—	We have made investments in three unconsolidated subsidiaries, two of which are dormant at December 31, 2009. See Note 3 to Part II, Item 8, “Financial Statements and Supplementary Data.”

In each case, our exposure to loss is limited to the carrying (fair) value of our investment.

Contractual Obligations

As of December 31, 2009, we had the following material contractual obligations (payments in thousands):

Contract	Terms

CDO bonds payable	Described under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”

Other bonds payable	Described under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”

Repurchase agreements	Described under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”

Junior subordinated notes payable	Described under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”

Interest rate swaps, treated as hedges	Described under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”

Non-hedge derivative obligations	Described under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”

Management agreement	Our manager is paid an annual management fee of 1.5% of our gross equity, as defined, an expense reimbursement, and incentive compensation equal to 25% of our AFFO above a certain threshold. For more information on this agreement, as well as historical amounts earned, see Note 10 to Part II, Item 8, “Financial Statements and Supplementary Data.” As a result of not meeting the incentive compensation threshold, the incentive compensation to the Manager has been discontinued for an indeterminate period of time.

Subprime loan securitization	We entered into the securitization of Subprime Portfolios I and II as described under “– Liquidity and Capital Resources.”

Loan servicing agreements	We are a party to servicing agreements with respect to our residential mortgage loans, including manufactured housing loans and subprime mortgage loans. We pay annual servicing fees generally equal to 0.375% of the outstanding face amount of the residential mortgage loans, and 1.00% and 0.625% of the outstanding face amount of the two portfolios of manufactured housing loans, respectively. We also pay an incentive fee for one of the portfolios of manufactured housing loans if the performance of the loans meets certain thresholds.

Trustee agreements	We have entered into trustee agreements in connection with our securitized investments, primarily our CDOs. We pay annual fees of between 0.015% and 0.020% of the outstanding face amount of the CDO bonds under these agreements.

	Fixed and Determinable Payments Due by Period
Contract	2010	2011-2012	2013-2014	Thereafter	Total
CDO bonds payable (1) (4)	$32,349	$60,910	$54,573	$4,954,933	$5,102,765
Other bonds payable (1)	120,018	188,944	-	-	308,962
Repurchase agreements (1) (2)	71,309	-	-	-	71,309
Financing of subprime mortgage loans subject to future repurchase (3)	N/A	N/A	N/A	N/A	N/A
Junior subordinated notes payable (1) (4)	3,338	15,890	15,890	269,213	304,331
Interest rate swaps, treated as hedges (5)	-	-	-	178,037	178,037
Non-hedge derivative obligations (6)	29,117	-	-	-	29,117
Management agreement (7)	17,470	34,939	34,939	436,738	524,086
Subprime loan securitization	*	*	*	*	*
Loan servicing agreements	*	*	*	*	*
Trustee agreements	*	*	*	*	*

Total	$273,601	$300,683	$105,402	$5,838,921	$6,518,607

* These contracts do not have fixed and determinable payments.

(1)	Includes interest based on rates existing at December 31, 2009 and assuming no prepayments. Obligations that are repayable prior to maturity at the option of Newcastle are reflected at their contractual maturity dates.

(2)	Repurchase agreements, which have not been term financed, and mature within one year of our financial statement date, are included in this table assuming no interest.

(3)	These obligations represent the related financing on the loans which are subject to future repurchase by Newcastle and are offset by the amount of such loans. See Note 5 to Part II, Item 8, “Financial Statements and Supplementary Data”.

(4)	In February 2010, we completed an exchange of $51.9 million of junior subordinated notes due April 2035 for approximately $37.6 million face amount of CDO securities issued by Newcastle and approximately $9.8 million of cash held by Newcastle.

(5)	Primarily all of these agreements are held within our non-recourse financing structures. The amounts reflected assume that these agreements are terminated at their December 31, 2009 fair value and paid at the contractual maturity of the related financing.

(6)	The amounts reflected assume that these agreements are terminated at their December 31, 2009 fair value on January 1, 2010.

(7)	Amounts reflect base management fees for the next 30 years assuming no change in gross equity, as defined, from December 31, 2009.

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

Adjusted Funds from Operations (AFFO) is calculated as follows (unaudited) (in thousands):

	For the Year Ended December 31,
	2009	2008	2007
Income (loss) applicable to common stockholders	$(223,405)	$(2,998,853)	$(78,097)
Operating real estate depreciation	-	-	1,121
Accumulated depreciation on operating real estate sold	(124)	(5,223)	-

Adjusted Funds from operations (AFFO)	$(223,529)	$(3,004,076)	$(76,976)

Adjusted funds from operations was derived from our segments as follows (unaudited) (in thousands):

	Book Equity December 31, 2009	AFFO for the Year Ended December 31, 2009
CDOs	$(990,713)	$(163,461)
Other non-recourse	13,462	38,610
Recourse	2,873	(42,211)
Unlevered	6,824	(8,186)
Unallocated (1)	(190,912)	(48,281)

Total (2)	(1,158,466)	$(223,529)

Preferred stock	152,500
Accumulated depreciation	(868)
Accumulated other comprehensive income (loss)	(633,818)

Net GAAP equity	$(1,640,652)

(1)	Unallocated AFFO represents ($8.2 million) of interest expense on our junior subordinated notes payable, ($13.5 million) of preferred dividends and ($26.6 million) of corporate general and administrative expenses and management fees.

(2)	Invested common equity is equal to GAAP equity excluding preferred stock, accumulated depreciation and accumulated other comprehensive income (loss).

As a result of the effect of other-than-temporary impairment on our AFFO, we expect that there will be no incentive compensation payable to our manager for an indeterminate amount of time.

Net Interest Income Less Expenses (Net of Preferred Dividends)

We believe that net interest income less expenses (net of preferred dividends) is an appropriate supplemental disclosure of the operating performance for a mortgage REIT. Net interest income less expenses (net of preferred dividends) does not represent cash generated from operating activities in accordance with GAAP and therefore should not be considered an alternative to net income as an indicator of our operating performance or as an alternative to cash flow as a measure of our liquidity and is not necessarily indicative of cash available to fund cash needs. Our calculation of net interest income less expenses (net of preferred dividends) may be different from the calculation used by other companies and, therefore, comparability may be limited.

	Year Ended December 31,
	2009	2008	2007
Income (loss) applicable to common stockholders	$(223,405)	$(2,998,853)	$(78,097)
Add (Deduct):
Impairment	548,540	2,991,830	220,321
Other (income) loss	(227,399)	112,809	8,885
Loss from discontinued operations	318	9,654	130

	$98,054	$115,440	$151,239

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

As of December 31, 2009, a 100 basis point increase in short term interest rates would increase our earnings by approximately $1.9 million per annum, assuming a static portfolio of current investments and financings.

Second, changes in the level of interest rates also affect the yields required by the marketplace on debt. Increasing interest rates would decrease the value of the fixed rate assets we hold at the time because higher required yields result in lower prices on existing fixed rate assets in order to adjust their yield upward to meet the market.

Changes in unrealized gains or losses resulting from changes in market interest rates do not directly affect our cash flows, or our ability to pay a dividend, as the related assets are expected to be held and their fair value is not directly elevant to their underlying cash flows. Our assets are largely financed to maturity through long term CDO financings that are not redeemable as a result of book value changes. As long as these fixed rate assets continue to perform as expected, our cash flows from these assets would not be affected by increasing interest rates. Changes in unrealized gains or losses would impact our ability to realize gains on existing investments if they were sold. Furthermore, with respect to changes in unrealized gains or losses on investments which are carried at fair value, changes in unrealized gains or losses would impact our net book value and, in the cases of impaired assets and non-hedge derivatives, our net income (loss).

Changes in the value of our assets could affect our ability to borrow and access capital. Also, if the value of our assets subject to short term financing were to decline, it could cause us to fund margin and affect our ability to refinance such assets upon the maturity of the related financings, adversely impacting our rate of return on such securities.

As of December 31, 2009, a 100 basis point change in short term interest rates would impact our net book value by approximately $34.0 million, assuming a static portfolio of current investments and financings.

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

As of December 31, 2009, a 25 basis point movement in credit spreads would impact our net book value by approximately $19.7 million, assuming a static portfolio of current investments and financings, but would not directly affect our earnings or cash flow.

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

Credit risk refers to the ability of each individual borrower under our loans and securities to make required interest and principal payments on the scheduled due dates. The commercial mortgage and asset backed securities we invest in are generally junior in right of payment of interest and principal to one or more senior classes, but benefit from the support of one or more subordinate classes of securities or other form of credit support (which absorbs losses before the securities in which we invest) within a securitization transaction. The senior unsecured REIT debt securities we invest in reflect comparable credit risk. As a result of the current challenging economic conditions and illiquidity in the markets, the value of the subordinated securities has generally been reduced or, in some cases, eliminated, which could leave our securities economically in a first loss position. We also invest in loans and securities which represent “first loss” pieces; in other words, they do not benefit from credit support although we believe at acquisition they predominantly benefit from underlying collateral value in excess of their carrying amounts.

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

Margin

Certain of our derivatives, and the financing on our FNMA/FHLMC securities, are subject to margin calls based on the value of such investments. We seek to maintain adequate cash reserves and other sources of available liquidity to meet any margin calls resulting from decreases in value related to a reasonably possible (in the opinion of management) change in interest rates.

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

Item 8. Financial Statements and Supplementary Data.

Index to Financial Statements:

Report of Independent Registered Public Accounting Firm

Report on Internal Control Over Financial Reporting of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2009 and December 31, 2008

Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007

Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2009, 2008 and 2007

Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007

Notes to Consolidated Financial Statements

All schedules have been omitted because either the required information is included in our consolidated financial statements and notes thereto or it is not applicable.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Newcastle Investment Corp.

We have audited the accompanying consolidated balance sheets of Newcastle Investment Corp. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Newcastle Investment Corp. and subsidiaries at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in Notes 2 and 4 to the consolidated financial statements, the Company changed its method of accounting for other-than-temporary impairment with the adoption of the guidance originally issued in FASB Statement No. 115-2 and 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (codified in FASB ASC Topics 320, 310-30, and 325-40) effective April 1, 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Newcastle Investment Corp.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
February 19, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Newcastle Investment Corp.

We have audited Newcastle Investment Corp. and subsidiaries’ internal control over financial reporting as of December 31, 2009 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Newcastle Investment Corp. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Newcastle Investment Corp. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Newcastle Investment Corp. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2009 of Newcastle Investment Corp. and subsidiaries and our report dated February 19, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
February 19, 2010

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	December 31,
	2009	2008
Assets

Real estate securities, available for sale - Note 4	$1,830,795	$1,668,748
Real estate related loans held for sale, net - Note 5	573,862	843,212
Residential mortgage loans held for sale, net - Note 5	383,647	409,632
Subprime mortgage loans subject to call option - Note 5	403,006	398,026
Investments in unconsolidated subsidiaries - Note 3	193	384
Operating real estate, held for sale - Note 6	9,966	11,866
Cash and cash equivalents	68,300	49,746
Restricted cash	205,378	44,282
Receivables and other assets	39,481	47,727

	$3,514,628	$3,473,623

Liabilities and Stockholders’ Equity (Deficit)

Liabilities

CDO bonds payable - Note 8	$4,058,928	$4,359,981
Other bonds payable - Note 8	303,697	380,620
Repurchase agreements - Note 8	71,309	276,472
Financing of subprime mortgage loans subject to call option - Notes 5 and 8	403,006	398,026
Junior subordinated notes payable - Note 8	103,264	100,100
Derivative liabilities - Note 2	207,154	333,977
Due to affiliates - Note 10	1,497	1,532
Accrued expenses and other liabilities	6,425	16,447

	5,155,280	5,867,155

Commitments and contingencies - Notes 9, 10 and 11

Stockholders’ Equity (Deficit)

Preferred stock, $0.01 par value, 100,000,000 shares authorized, 2,500,000 shares of 9.75% Series B Cumulative Redeemable Preferred Stock, 1,600,000 shares of 8.05% Series C Cumulative Redeemable Preferred Stock, and 2,000,000 shares of 8.375% series D Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, issued and outstanding	152,500	152,500
Common stock, $0.01 par value, 500,000,000 shares authorized, 52,912,513 and 52,789,050 shares issued and outstanding at December 31, 2009 and 2008, respectively	529	528
Additional paid-in capital	1,033,520	1,033,416
Accumulated deficit - Note 2	(2,193,383)	(3,272,403)
Accumulated other comprehensive income (loss) - Note 2	(633,818)	(307,573)

	(1,640,652)	(2,393,532)

	$3,514,628	$3,473,623

See notes to consolidated financial statements.	57

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except share data)

	Year Ended December 31,
	2009	2008	2007
Interest income	$361,866	$468,867	$680,535
Interest expense	218,410	307,303	476,932

Net interest income	143,456	161,564	203,603

Impairment
Provision for credit losses on loan pools - Note 5	-	8,457	10,394
Valuation allowance on loans - Note 5	15,007	985,677	7,325
Other-than-temporary impairment on securities- Note 4	603,768	1,997,696	202,602
Portion of other-than-temporary impairment on securities recognized in other comprehensive income - Note 4	(70,235)	-	-

	548,540	2,991,830	220,321

Net interest income (loss) after impairment	(405,084)	(2,830,266)	(16,718)

Other Income (Loss)
Gain (loss) on settlement of investments, net - Note 2	11,438	(58,668)	13,994
Gain (loss) on extinguishment of debt - Note 8	215,279	13,824	(15,032)
Other income (loss), net - Note 2	262	(76,122)	(13,237)
Equity in earnings (losses) of unconsolidated subsidiaries - Note 3	420	8,157	5,390

	227,399	(112,809)	(8,885)

Expenses
Loan and security servicing expense	5,034	6,649	9,719
General and administrative expense	8,609	7,297	5,860
Management fee to affiliate - Note 10	17,968	18,388	17,645
Incentive compensation to affiliate - Note 10	-	-	6,209
Depreciation and amortization	290	289	291

	31,901	32,623	39,724

Income (loss) from continuing operations	(209,586)	(2,975,698)	(65,327)
Income (loss) from discontinued operations - Note 6	(318)	(9,654)	(130)

Net Income (Loss)	(209,904)	(2,985,352)	(65,457)

Preferred dividends	(13,501)	(13,501)	(12,640)

Income (Loss) Applicable To Common Stockholders	$(223,405)	$(2,998,853)	$(78,097)

Income (Loss) Per Share of Common Stock
Basic	$(4.23)	$(56.81)	$(1.52)

Diluted	$(4.23)	$(56.81)	$(1.52)

Income (loss) from continuing operations per share of common stock, after preferred dividends
Basic	$(4.22)	$(56.63)	$(1.52)

Diluted	$(4.22)	$(56.63)	$(1.52)

Income (loss) from discontinued operations per share of common stock
Basic	$(0.01)	$(0.18)	$(0.00)

Diluted	$(0.01)	$(0.18)	$(0.00)

Weighted Average Number of Shares of Common Stock Outstanding
Basic	52,863,993	52,785,305	51,369,486

Diluted	52,863,993	52,785,305	51,369,486

Dividends Declared per Share of Common Stock	$-	$0.750	$2.850

See notes to consolidated financial statements.	58

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comp. Income (Loss)	Total Stock- holders’ Equity (Deficit)
Stockholders’ equity (deficit) - December 31, 2008	6,100,000	$152,500	52,789,050	$528	$1,033,416	$(3,272,403)	$(307,573)	$(2,393,532)
Issuance of common stock to directors	-	-	123,463	1	104	-	-	105
Reclassification adjustment upon adoption of new impairment guidance	-	-	-	-	-	1,288,924	(1,288,924)	-
Comprehensive income:
Net income (loss)	-	-	-	-	-	(209,904)	-	(209,904)
Net unrealized gain on securities	-	-	-	-	-	-	306,626	306,626
Reclassification of net realized loss on securities into earnings	-	-	-	-	-	-	522,625	522,625
Net unrealized gain on derivatives designated as cash flow hedges	-	-	-	-	-	-	123,926	123,926
Reclassification of net realized loss on derivatives designated as cash flow hedges into earnings	-	-	-	-	-	-	9,502	9,502

Total comprehensive income (loss)								752,775

Stockholders’ equity (deficit) - December 31, 2009	6,100,000	$152,500	52,912,513	$529	$1,033,520	$(2,193,383)	$(633,818)	$(1,640,652)

Stockholders’ equity (deficit) - December 31, 2007	6,100,000	$152,500	52,779,179	$528	$1,033,326	$(236,213)	$(502,516)	$447,625
Dividends declared	-	-	-	-	-	(50,838)	-	(50,838)
Issuance of common stock to directors	-	-	9,871	-	90	-	-	90
Comprehensive income:
Net income (loss)	-	-	-	-	-	(2,985,352)	-	(2,985,352)
Net unrealized gain (loss) on securities	-	-	-	-	-	-	(1,587,049)	(1,587,049)
Reclassification of net realized loss on securities into earnings	-	-	-	-	-	-	2,001,786	2,001,786
Foreign currency translation	-	-	-	-	-	-	(5,037)	(5,037)
Net unrealized (loss) on derivatives designated as cash flow hedges	-	-	-	-	-	-	(230,891)	(230,891)
Reclassification of net realized loss on derivatives designated cash flow hedges into earnings	-	-	-	-	-	-	16,134	16,134

Total comprehensive income (loss)								(2,790,409)

Stockholders’ equity (deficit) - December 31, 2008	6,100,000	$152,500	52,789,050	$528	$1,033,416	$(3,272,403)	$(307,573)	$(2,393,532)

Continued on next page.	59

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

	Preferred		Common		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comp. Income	Total Stock- holders’ Equity
	Shares	Amount	Shares	Amount
Stockholders’ equity - December 31, 2006	4,100,000	$102,500	45,713,817	$457	$833,887	$(10,848)	$75,984	$1,001,980
Dividends declared	-	-	-	-	-	(159,908)	-	(159,908)
Issuance of common stock	-	-	6,980,000	70	199,707	-	-	199,777
Issuance of common stock to directors	-	-	2,164	-	60	-	-	60
Exercise of common stock options	-	-	83,198	1	1,442	-	-	1,443
Issuance of preferred stock	2,000,000	50,000	-	-	(1,770)	-	-	48,230
Comprehensive income:
Net income (loss)	-	-	-	-	-	(65,457)	-	(65,457)
Net unrealized (loss) on securities	-	-	-	-	-	-	(429,897)	(429,897)

Reclassification of net realized (gain) on securities into earnings	-	-	-	-	-	-	(20,830)	(20,830)
Foreign currency translation	-	-	-	-	-	-	3,019	3,019
Net unrealized (loss) on derivatives designated as cash flow hedges	-	-	-	-	-	-	(133,004)	(133,004)
Reclassification of net realized loss on derivatives designated cash flow hedges into earnings	-	-	-	-	-	-	2,212	2,212

Total comprehensive (loss)								(643,957)

Stockholders’ equity - December 31, 2007	6,100,000	$152,500	52,779,179	$528	$1,033,326	$(236,213)	$(502,516)	$447,625

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Year Ended December 31,
	2009	2008	2007
Cash Flows From Operating Activities
Net income (loss)	$(209,904)	$(2,985,352)	$(65,457)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities (inclusive of amounts related to discontinued operations):
Depreciation and amortization	295	637	1,412
Accretion of discount and other amortization	(33,912)	(32,418)	(26,709)
Deferred rent	-	183	234
Provision for credit losses on loan pools - Note 5	-	8,457	10,723
Valuation allowance on loans - Note 5	15,007	985,677	7,325
Non-cash directors’ compensation	105	90	60
(Gain) loss on sale of investments	(11,438)	44,580	(14,218)
Unrealized (gain) loss on non-hedge derivatives and hedge ineffectiveness	55	94,011	14,586
Other-than-temporary impairment on securities- Note 4	533,533	1,997,696	202,602
Impairment on real estate held for sale	550	10,049	-
(Gain) loss on extinguishment of debt - Note 8	(215,279)	(13,824)	10,278
Equity in (earnings) losses of unconsolidated subsidiaries	(420)	(8,157)	(5,390)
Distributions of earnings from unconsolidated subsidiaries	420	10,261	3,286
Purchase of loans held for sale - Note 5	-	-	(1,089,202)
Sale of loans held for sale - Note 5	-	-	969,747
Change in:
Restricted cash	1,400	5,571	(2,106)
Receivables and other assets	4,370	13,104	(10,879)
Due to affiliates	(35)	(6,209)	(5,724)
Accrued expenses and other liabilities	(584)	(6,182)	(7,078)

Net cash provided by (used in) operating activities	84,163	118,174	(6,510)

Cash Flows From Investing Activities
Purchase of real estate securities	(1,800)	(67,733)	(448,684)
Proceeds from sale of real estate securities	136,000	1,428,524	237,892
Purchase of and advances on loans	(14,588)	-	(941,045)
Proceeds from settlement of loans	-	33,978	29,197
Principal fundings on loan commitments	-	(1,180)	-
Repayments of loan and security principal	93,401	310,548	1,169,032
Margin received on derivative instruments	3,550	105,576	98,744
Return of margin on derivative instruments	-	(92,196)	(129,757)
Margin deposits on total rate of return swaps (treated as derivative instruments)	-	(59,194)	(60,085)
Return of margin deposits on total rate of return swaps (treated as derivative instruments)	37	103,028	63,941
Net proceeds (payments) from termination of derivative instruments	-	-	26,807
Payments on settlement of derivative instruments	(11,610)	(101,250)	-
Purchase and improvement of real estate held for sale	-	(603)	(2,964)
Proceeds from sale of real estate held for sale	1,350	11,226	-
Contributions to unconsolidated subsidiaries	-	-	(379)
Distributions of capital from unconsolidated subsidiaries	91	21,988	874
Change in restricted cash from investment in new CDOs	-	-	(9,601)

Net cash provided by (used in) investing activities	206,431	1,692,712	33,972

Continued on next page.	61

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Year Ended December 31,
	2009	2008	2007
Cash Flows From Financing Activities
Issuance of CDO bonds payable	-	-	1,835,071
Repayments and repurchases of CDO bonds payable	(71,763)	(334,140)	(1,443,138)
Repayments of other bonds payable	(77,360)	(167,542)	(130,587)
Repayments of notes payable	-	-	(128,866)
Borrowings under repurchase agreements	-	85,749	4,951,437
Repayments of repurchase agreements	(205,163)	(1,444,163)	(4,077,421)
Margin deposits under repurchase agreement	7,586	(109,196)	(5,457)
Return of margin deposits under repurchase agreements	(7,303)	114,371	-
Issuance of repurchase agreements subject to ABCP facility	-	-	247,409
Repayments of repurchase agreements subject to ABCP facility	-	-	(1,391,158)
Draws under credit facility	-	-	382,800
Repayments of credit facility	-	-	(476,600)
Issuance of common stock	-	-	200,165
Costs related to issuance of common stock	-	-	(358)
Exercise of common stock options	-	-	1,443
Issuance of preferred stock	-	-	50,000
Costs related to issuance of preferred stock	-	-	(1,770)
Dividends paid	-	(91,087)	(152,752)
Payment of deferred financing costs	(200)	(337)	(2,273)
Restricted cash returned from refinancing activities	82,163	129,289	165,138

Net cash provided by (used in) financing activities	(272,040)	(1,817,056)	23,083

Net Increase (Decrease) in Cash and Cash Equivalents	18,554	(6,170)	50,545
Cash and Cash Equivalents, Beginning of Period	49,746	55,916	5,371

Cash and Cash Equivalents, End of Period	$68,300	$49,746	$55,916

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest expense	$161,254	$271,845	$447,212
Cash paid (refunded) during the period for federal excise tax	$(316)	$316	$-
Supplemental Schedule of Non-cash Investing and Financing Activities
Issuance of junior subordinated notes in exchange of previously issued trust preferred securities	$100,000	$-	$-
Common stock dividends declared but not paid	$-	$-	$38,001
Preferred stock dividends declared but not paid	$-	$-	$2,250
Foreclosure of loans	$-	$-	$285
Acquisition and financing of loans subject to call option	$-	$-	$102,381

Retained bonds and equity in securitization	$-	$-	$81,677

See notes to consolidated financial statements.	62

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009, 2008 AND 2007

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

The following table presents information on shares of Newcastle’s common stock issued subsequent to its formation:

Year	Shares Issued	Range of Issue Prices (1)	Net Proceeds (millions)
Formation - 2004	39,859,481
2005	4,053,928	$29.60	$108.2
2006	1,800,408	$29.42	$51.2
2007	7,065,362	$27.75-$31.30	$201.3
2008	9,871	N/A	$0.1
2009	123,463	N/A	$0.1

December 31, 2009	52,912,513

(1)	Exclude prices of shares issued pursuant to the exercise of options and of shares issued to our independent directors.

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

Approximately 3.8 million shares of Newcastle’s common stock were held by the Manager, through its affiliates, and principals of Fortress at December 31, 2009. In addition, the Manager, through its affiliates, held options to purchase approximately 1.7 million shares of Newcastle’s common stock at December 31, 2009.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009, 2008 AND 2007

(dollars in tables in thousands, except per share data)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL

Basis of Accounting – The accompanying consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The consolidated financial statements include the accounts of Newcastle and its consolidated subsidiaries. All significant intercompany transactions and balances have been eliminated. Newcastle consolidates those entities in which it has an investment of 50% or more and has control over significant operating, financial and investing decisions of the entity as well as those entities deemed to be variable interest entities (“VIEs”) in which Newcastle is determined to be the primary beneficiary. VIEs are defined as entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. A VIE is required to be consolidated by its primary beneficiary, and only its primary beneficiary, which is defined as the party who will absorb a majority of the VIE’s expected losses or receive a majority of the expected residual returns as a result of holding variable interests. Newcastle’s CDO subsidiaries (Note 3 and 8) and our manufactured housing loan financing structures are special purpose entities which are considered VIEs of which Newcastle is the primary beneficiary. Therefore, the debt issued by such entities is considered a non-recourse secured borrowing of Newcastle. The subprime securitization trusts (Note 5) are exempt from consolidation as VIEs through December 31, 2009 since they are qualified special purpose entities.

For entities over which Newcastle exercises significant influence, but which do not meet the requirements for consolidation, Newcastle uses the equity method of accounting whereby it records its share of the underlying income of such entities. Newcastle owns an equity method investment in a limited liability company (Note 3) which is an investment company and therefore maintains its financial records on a fair value basis. Newcastle has retained such accounting relative to its investment in this company.

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

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009, 2008 AND 2007

(dollars in tables in thousands, except per share data)

The following table summarizes Newcastle’s accumulated other comprehensive income:

	December 31,
	2009	2008
Net unrealized gains (losses) on securities	$(452,923)	$6,750
Net unrealized gains (losses) on derivatives designated as cash flow hedges	(180,895)	(314,323)

Accumulated other comprehensive income (loss)	$(633,818)	$(307,573)

REVENUE RECOGNITION

Real Estate Securities and Loans Receivable — Newcastle invests in securities, including commercial mortgage backed securities, senior unsecured debt issued by property REITs, real estate related asset backed securities and FNMA/FHLMC securities. Newcastle also invests in loans, including real estate related loans, commercial mortgage loans, residential mortgage loans, manufactured housing loans and subprime mortgage loans. Newcastle determines at acquisition whether loans will be aggregated into pools based on common risk characteristics (credit quality, loan type, and date of origination or acquisition); loans aggregated into pools are accounted for as if each pool were a single loan. Loans receivable are presented in the consolidated balance sheet net of any unamortized discount (or gross of any unamortized premium) and an allowance for loan losses. Discounts or premiums are accreted into interest income on an effective yield or “interest” method, based upon a comparison of actual and expected cash flows, through the expected maturity date of the security or loan. Depending on the nature of the investment, changes to expected cash flows may result in a prospective change to yield or a retrospective change which would include a catch up adjustment. For loans acquired at a discount for credit quality, the difference between contractual cash flows and expected cash flows at acquisition is not accreted (nonaccretable difference). Newcastle discontinued the accretion of discounts and amortization of premium of all loans since December 31, 2008 as they were reclassified as held for sale. Interest income with respect to non-discounted securities or loans is recognized on an accrual basis. Deferred fees and costs, if any, are recognized as a reduction to the interest income over the terms of the securities or loans using the interest method. Upon settlement of securities and loans, the excess (or deficiency) of net proceeds over the net carrying value of such security or loan is recognized as a gain (or loss) in the period of settlement. Interest income includes prepayment penalties received of $8.2 million, $0.0 million and $2.3 million in 2009, 2008, 2007, respectively.

Impairment of Securities and Loans — Newcastle continually evaluates securities and loans for impairment. Securities and loans are considered to be other-than-temporarily impaired, for financial reporting purposes, generally when it is probable that Newcastle will be unable to collect all principal or interest when due according to the contractual terms of the original agreements, or, for securities or loans purchased at a discount for credit quality or that represent retained beneficial interests in securitizations, when Newcastle determines that it is probable that it will be unable to collect as anticipated. The evaluation of a security’s estimated cash flows includes the following, as applicable: (i) review of the credit of the issuer or the borrower, (ii) review of the credit rating of the security, (iii) review of the key terms of the security or loan, (iv) review of the performance of the loan or underlying loans, including debt service coverage and loan to value ratios, (v) analysis of the value of the collateral for the loan or underlying loans, (vi) analysis of the effect of local, industry and broader economic factors, and (vii) analysis of historical and anticipated trends in defaults and loss severities for similar securities or loans. Furthermore, Newcastle must have the intent and ability to hold loans whose fair value is below carrying value until such fair value recovers, or until maturity, or else a write down to fair value must be recorded. Similarly for securities, Newcastle must record a write down if we have the intent to sell a given security in an unrealized loss position, or if it is more likely than not that we will be required to sell such a security. Upon determination of impairment, Newcastle establishes specific valuation allowances for loans or records a direct write down for securities based on the estimated fair value of the security or underlying collateral using a discounted cash flow analysis or based on an observable market value. Newcastle also establishes allowances for estimated unidentified incurred losses on pools of loans. The allowance for each loan is maintained at a level believed adequate by management to absorb probable losses, based on periodic reviews of actual and expected losses. It is Newcastle’s policy to establish an allowance for uncollectible interest on performing securities or loans that are past due more than 90 days or sooner when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. Upon such a determination, those loans are deemed to be non-performing and put on nonaccrual status. Actual losses may differ from Newcastle’s estimates. Newcastle may resume accrual of income on a security or loan if, in management’s opinion, full collection is probable. Subsequent to a determination of impairment, and a related write down, income is accrued on an effective yield method from the new carrying value to the related expected cash flows, with cash received treated as a reduction of basis.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009, 2008 AND 2007

(dollars in tables in thousands, except per share data)

Gain (Loss) on Settlement of Investments, Net and Other Income (Loss), Net – These items are comprised of the following:

	Year-Ended December 31,
	2009	2008	2007
Gain (loss) on settlement of investments, net
Gain on settlement of real estate securities	$29,663	$12,555	$20,545
Loss on settlement of real estate securities	(18,644)	(16,645)	(6,390)
Gain on disposition of loans held for sale	526	1,434	-
Loss on disposition of loans held for sale	(111)	(41,924)	-
Realized gain (loss) of termination of derivative instruments	4	(14,088)	(222)
Other gain (loss)	-	-	61

	$11,438	$(58,668)	$13,994

Other income (loss), net
Realized gain (loss) on total rate of return swaps	$-	$(46,923)	$-
Unrealized gain (loss) on total rate of return swaps	-	-	(9,716)
Gain (loss) on non-hedge derivative instruments	15,446	(18,451)	6,059
Unrealized gain (loss) recognized at de-designation of hedges	(15,223)	(14,730)	(9,239)
Hedge ineffectiveness	(278)	180	(1,468)
Other income (loss)	317	3,802	1,127

	$262	$(76,122)	$(13,237)

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

Derivatives and Hedging Activities — All derivatives are recognized as either assets or liabilities on the balance sheet and measured at fair value. Newcastle reports the fair value of derivative instruments gross of cash paid or received pursuant to credit support agreements and fair value is reflected on a net counterparty basis when Newcastle believes a legal right of offset exists under an enforceable netting agreement. Fair value adjustments affect either stockholders’ equity or net income depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity. For those derivative instruments that are designated and qualify as hedging instruments, Newcastle designates the hedging instrument, based upon the exposure being hedged, as either a cash flow hedge, a fair value hedge or a hedge of a net investment in a foreign operation.

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

DECEMBER 31, 2009, 2008 AND 2007

(dollars in tables in thousands, except per share data)

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

2)	Interest rate risk, anticipated transactions – Newcastle may hedge the aggregate risk of interest rate fluctuations with respect to anticipated transactions, primarily anticipated borrowings. The primary risk involved in an anticipated borrowing is that interest rates may increase between the date the transaction becomes probable and the date of consummation. Newcastle generally intends to hedge only the risk related to changes in the benchmark interest rate (LIBOR or a Treasury rate). This is generally accomplished through the use of interest rate swaps.

3)	Interest rate risk, fair value of investments – Newcastle occasionally hedges the fair value of investments acquired prior to such investments being included in a CDO financing (Note 8). The primary risk involved is the risk that the fair value of such an investment will change between the acquisition date and the date the terms of the related financing are “locked in.” Newcastle generally intends to hedge only the risk related to changes in the benchmark interest rate (LIBOR or a Treasury rate). This is generally accomplished through the use of interest rate swaps.

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

With respect to interest rate swaps which have been designated as hedges of anticipated financings, periodic net payments are recognized currently as adjustments to interest expense; any gain or loss from fluctuations in the fair value of the interest rate swaps is recorded as a deferred hedge gain or loss in accumulated other comprehensive income and treated as a component of the anticipated transaction. In the event the anticipated refinancing failed to occur as expected, the deferred hedge credit or charge would be recognized immediately in earnings. Newcastle’s hedges of such financings were terminated upon the consummation of such financings.

Newcastle has dedesignated certain of its hedge derivatives, and in some cases redesignated all or a portion thereof as hedges. As a result of these dedesignations, in the cases where the originally hedged items were still owned by Newcastle, the unrealized gain or loss was recorded in OCI as a deferred hedge gain or loss and is being amortized over the life of the hedged item.

Fair Value Hedges

Any unrealized gains or losses, as well as net payments received or made, on these derivative instruments are recorded currently in earnings, as are any unrealized gains or losses on the associated hedged items related to changes in interest rates.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009, 2008 AND 2007

(dollars in tables in thousands, except per share data)

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

BALANCE SHEET MEASUREMENT

Investment in Real Estate Securities — Newcastle has classified its investments in securities as available for sale. Securities available for sale are carried at market value with the net unrealized gains or losses reported as a separate component of accumulated other comprehensive income, to the extent impairment losses are considered temporary. At disposition, the net realized gain or loss is determined on the basis of the cost of the specific investments and is included in earnings. Unrealized losses on securities are charged to earnings if they reflect a decline in value that is other-than-temporary, as described above.

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

Cash and Cash Equivalents and Restricted Cash — Newcastle considers all highly liquid short term investments with maturities of 90 days or less when purchased to be cash equivalents. Substantially all amounts on deposit with major financial institutions exceed insured limits. Restricted cash consisted of:

	December 31,
	2009	2008
Held in CDOs pending reinvestment (Note 8)	$194,282	$27,696

Total rate of return swap margin accounts	-	37

Bond sinking funds	2,040	-

Trustee accounts	3,929	7,577

Derivative margin accounts	5,073	8,906

Restricted property operating accounts	54	66

	$205,378	$44,282

Stock Options — The fair value of the options issued as compensation to the Manager for its successful efforts in raising capital for Newcastle was recorded as an increase in stockholders’ equity with an offsetting reduction of capital proceeds received. Options granted to Newcastle’s directors were accounted for using the fair value method.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009, 2008 AND 2007

(dollars in tables in thousands, except per share data)

Preferred Stock — In March 2003, Newcastle issued 2.5 million shares ($62.5 million face amount) of its 9.75% Series B Cumulative Redeemable Preferred Stock (the “Series B Preferred”). In October 2005, Newcastle issued 1.6 million shares ($40.0 million face amount) of its 8.05% Series C Cumulative Redeemable Preferred Stock (the “Series C Preferred”). In March 2007, Newcastle issued 2.0 million shares ($50.0 million face amount) of its 8.375% Series D Cumulative Redeemable Preferred Stock (the “Series D Preferred”). The Series B Preferred, Series C Preferred and Series D Preferred are non-voting, have a $25 per share liquidation preference, no maturity date and no mandatory redemption. Newcastle has the option to redeem the Series B Preferred that began in March 2008, the Series C Preferred beginning in October 2010, and the Series D Preferred beginning in March 2012, at their face amount. If the Series C Preferred or Series D Preferred cease to be listed on the NYSE or the AMEX, or quoted on the NASDAQ, and Newcastle is not subject to the reporting requirements of the Exchange Act, Newcastle has the option to redeem the Series C Preferred or Series D Preferred, as applicable, at their face amount and, during such time any shares of Series C Preferred or Series D Preferred are outstanding, the dividend will increase to 9.05% or 9.375% per annum, respectively.

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

In the fourth quarter of 2008 and in 2009, Newcastle elected not to declare any of the specified dividends on its three series of preferred stock. As of December 31, 2009, $15.8 million of preferred dividends were in arrears. These dividends in arrears are included as part of preferred dividends on the consolidated statements of operations, since they represent a claim on earnings superior to common stockholders, but have not been accrued as Dividends Payable, since they have not been declared. Moreover, if Newcastle does not pay dividends on any series of preferred stock by April 30, 2010, then holders of each affected series obtain the right to call a special meeting and elect two members to our board of directors.

Accretion of Discount and Other Amortization — As reflected on the Consolidated Statements of Cash Flows, this item is comprised of the following:

	2009	2008	2007
Accretion of net discount on securities and loans	$(58,771)	$(40,137)	$(38,048)
Amortization of net discount on debt obligations	7,004	6,157	7,394
Amortization of deferred financing costs and interest rate cap premiums	8,409	2,442	4,407
Amortization of net deferred hedge (gains) and losses - debt	9,446	(880)	(462)

	$(33,912)	$(32,418)	$(26,709)

Securitization of Subprime Mortgage Loans — Newcastle’s accounting policy for its securitization of subprime mortgage loans is disclosed in Note 5.

Recent Accounting Pronouncements — In February 2008, the FASB issued new guidance on accounting for a transfer of a financial asset and a repurchase financing. It presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (a linked transaction) unless certain criteria are met. If the criteria are not met, the linked transaction would be recorded as a net investment, likely as a derivative, instead of recording the purchased financial asset on a gross basis along with a repurchase financing. This guidance applies to reporting periods beginning after November 15, 2008 and is only applied prospectively to transactions that occur on or after the adoption date. The adoption of this guidance did not have a material impact on its financial condition, liquidity or results of operations as Newcastle has not entered into any such transactions since January 2009.

In March 2008, the FASB issued new guidance which applies to reporting periods beginning after November 15, 2008 and requires enhanced disclosures about an entity’s derivative and hedging activities. It does not change the accounting for such activities. As a result, while the adoption of this guidance has changed Newcastle’s disclosures, it did not have a material impact on its financial condition, liquidity or results of operations.

In January 2009, the FASB issued new guidance which amends previous guidance to achieve more consistent determination of whether an other-than-temporary impairment has occurred. In particular, it changed a requirement to analyze a security’s estimated cash flows from a market participant’s perspective to an analysis from the perspective of

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009, 2008 AND 2007

(dollars in tables in thousands, except per share data)

the holder. It is effective for periods ending after December 15, 2008 and is applied prospectively. Due to the prospective nature of its adoption, the adoption of this guidance did not have a material impact on its financial condition, liquidity or results of operations. It did not have a material impact on Newcastle’s impairment analyses subsequent to adoption because Newcastle generally analyzes cash flows of securities in a manner consistent with market practice.

In April 2009, the FASB issued new guidance which (i) requires disclosures about the fair value of financial instruments on an interim basis, (ii) changes the guidance for determining, recording and disclosing other-than-temporary impairment, and (iii) provides additional guidance for estimating fair value when the volume or level of activity for an asset or liability have significantly decreased. This guidance was effective for Newcastle as of April 1, 2009. It had a significant impact on Newcastle’s disclosures, but no material impact on its financial condition, liquidity, or results of operations upon adoption. A reclassification adjustment of $1.3 billion of loss from Accumulated Deficit to Accumulated Other Comprehensive Income (Loss) was recorded at adoption but had no net effect on equity. Post-adoption impairment determinations, including the analysis performed at December 31, 2009, are performed using this new guidance and may result in materially different conclusions than would have been reached under prior guidance.

In June 2009, the FASB issued new guidance which eliminates the concept of qualified special purpose entities (QSPEs), changes the requirements for reporting a transfer of a portion of financial assets as a sale, clarifies other sale accounting criteria and changes the initial measurement of a transferor’s interest in transferred financial assets. Furthermore, it requires additional disclosures. This guidance is effective for fiscal years beginning after November 15, 2009. Newcastle does not expect that the adoption of this guidance will have a material impact on its financial position, liquidity or results of operations.

In June 2009, the FASB issued new guidance which changes the definition of a variable interest entity (“VIE”) and changes the methodology to determine who is the primary beneficiary of, or in other words who consolidates, a VIE. Furthermore, it eliminates the scope exception for qualified special purpose entities (QSPEs), which are now subject to the VIE consolidation rules. This guidance is effective for fiscal years beginning after November 15, 2009. Generally, the changes are expected to cause more entities to be defined as VIE’s and to require consolidation by the entity that exercises day-to-day control over a VIE, such as servicers and collateral managers. Newcastle expects that the adoption of this standard will cause Newcastle to deconsolidate one if its CDOs and Newcastle is currently evaluating the potential impact of this standard on its other financing structures. The results of deconsolidating any of its CDOs or other non-recourse financing structures would be a reduction to accumulated deficits, to the extent that impairments taken on assets within a given VIE were in excess of Newcastle’s investment in such VIE, and reductions of the assets and liabilities of such VIE. These reductions could be material. Newcastle does not expect any other immediate effects from the adoption of this guidance, but its ongoing consolidation analyses will be altered. To the extent the conclusions of any future analyses are changed as a result of this guidance, the impact could be material.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009, 2008 AND 2007

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

The unlevered segment includes the retained equity and bonds from Securitization Trust 2006 and Securitization Trust 2007, as described in Note 5, since our retained interests are not leveraged.

The unallocated portion consists primarily of interest on short term investments, general and administrative expenses, interest expense on the credit facility (in prior years) and junior subordinated notes payable (Note 8) and management fees and incentive compensation pursuant to the Management Agreement (Note 10).

Summary financial data on Newcastle’s segments is given below, together with a reconciliation to the same data for Newcastle as a whole:

	CDOs (A)	Other Non-Recourse (A) (B)	Recourse	Unlevered	Unallocated	Total
Year Ended December 31, 2009
Interest income	$275,938	$76,868	$7,416	$1,543	$101	$361,866
Interest expense	140,674	65,734	3,763	-	8,239	218,410

Net interest income (expense)	135,264	11,134	3,653	1,543	(8,138)	143,456
Impairment	513,234	(24,212)	50,142	9,376	-	548,540
Other income (loss)	216,128	6,650	4,311	309	1	227,399
Depreciation and amortization	-	-	-	-	290	290
Other operating expenses	1,619	3,386	33	220	26,353	31,611

Income (loss) from continuing operations	(163,461)	38,610	(42,211)	(7,744)	(34,780)	(209,586)
Income (loss) from discontinued operations	-	-	-	(318)	-	(318)

Net income (loss)	(163,461)	38,610	(42,211)	(8,062)	(34,780)	(209,904)
Preferred dividends	-	-	-	-	(13,501)	(13,501)

Income (loss) applicable to common stockholders	$(163,461)	$38,610	$(42,211)	$(8,062)	$(48,281)	$(223,405)

December 31, 2009
Investments (C) (E)	$2,389,325	$732,658	$72,808	$6,678	$-	$3,201,469
Cash and restricted cash	202,461	-	3,056	461	67,700	273,678
Other assets	36,643	-	605	4	2,229	39,481

Total assets	2,628,429	732,658	76,469	7,143	69,929	3,514,628

Debt (E)	(4,058,928)	(706,703)	(71,309)	-	(103,264)	(4,940,204)
Derivative liabilities	(181,913)	(22,689)	(2,552)	-	-	(207,154)
Other liabilities	(2,197)	(795)	(520)	(165)	(4,245)	(7,922)

Total liabilities	(4,243,038)	(730,187)	(74,381)	(165)	(107,509)	(5,155,280)

Preferred stock	-	-	-	-	(152,500)	(152,500)

GAAP book value (D)	$(1,614,609)	$2,471	$2,088	$6,978	$(190,080)	$(1,793,152)

Continued on next page

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009, 2008 AND 2007

(dollars in tables in thousands, except per share data)

	CDOs (A)	Other Non-Recourse (A) (B)	Recourse	Unlevered	Unallocated	Total
Year Ended December 31, 2008
Interest income	$307,891	$88,643	$47,707	$22,672	$1,954	$468,867
Interest expense	198,980	66,229	33,903	675	7,516	307,303

Net interest income (expense)	108,911	22,414	13,804	21,997	(5,562)	161,564
Impairment	2,585,272	105,181	133,316	159,604	-	2,983,373
Other income (loss)	(37,128)	(17,215)	(67,296)	9,413	(583)	(112,809)
Depreciation and amortization	-	-	-	-	289	289
Other operating expenses	1,563	12,542	40	1,110	25,536	40,791

Income (loss) from continuing operations	(2,515,052)	(112,524)	(186,848)	(129,304)	(31,970)	(2,975,698)
Income (loss) from discontinued operations	-	-	-	(9,654)	-	(9,654)

Net income (loss)	(2,515,052)	(112,524)	(186,848)	(138,958)	(31,970)	(2,985,352)
Preferred dividends	-	-	-	-	(13,501)	(13,501)

Income (loss) applicable to common stockholders	$(2,515,052)	$(112,524)	$(186,848)	$(138,958)	$(45,471)	$(2,998,853)

December 31, 2008
Investments (C) (E)	$2,168,776	$751,556	$284,736	$126,699	$101	$3,331,868
Cash and restricted cash	37,483	-	6,733	681	49,131	94,028
Other assets	39,985	-	2,303	233	5,206	47,727

Total assets	2,246,244	751,556	293,772	127,613	54,438	3,473,623

Debt (E)	(4,359,981)	(778,646)	(276,472)	-	(100,100)	(5,515,199)
Derivative liabilities	(289,406)	(37,473)	(7,098)	-	-	(333,977)
Other liabilities	(1,174)	(10,010)	(284)	(777)	(5,734)	(17,979)

Total liabilities	(4,650,561)	(826,129)	(283,854)	(777)	(105,834)	(5,867,155)

Preferred stock	-	-	-	-	(152,500)	(152,500)

GAAP book value (D)	$(2,404,317)	$(74,573)	$9,918	$126,836	$(203,896)	$(2,546,032)

Year Ended December 31, 2007
Interest income	$382,642	$98,255	$160,605	$37,297	$1,736	$680,535
Interest expense	279,160	72,829	113,595	1,184	10,164	476,932

Net interest income (expense)	103,482	25,426	47,010	36,113	(8,428)	203,603
Impairment	138,570	-	57,147	14,210	-	209,927
Other income (loss)	785	268	(15,697)	5,751	8	(8,885)
Depreciation and amortization	-	-	-	-	291	291
Other operating expenses	1,878	15,903	2,355	20	29,671	49,827

Income (loss) from continuing operations	(36,181)	9,791	(28,189)	27,634	(38,382)	(65,327)
Income (loss) from discontinued operations	-	-	-	(130)	-	(130)

Net income (loss)	(36,181)	9,791	(28,189)	27,504	(38,382)	(65,457)
Preferred dividends	-	-	-	-	(12,640)	(12,640)

Income (loss) applicable to common stockholders	$(36,181)	$9,791	$(28,189)	$27,504	$(51,022)	$(78,097)

(A)	Assets held within CDOs and other non-recourse structures are not available to satisfy obligations outside of such financings, except to the extent Newcastle receives net cash flow distributions from such structures. Furthermore, economic losses from such structures cannot exceed Newcastle’s invested equity in them. Therefore, economically their book value cannot be less than zero, except for the amounts described in note (B) below.

(B)	Includes all of the manufactured housing loan financing (Note 8), of which $10.2 million and $50.9 million carrying value was recourse at December 31, 2009 and 2008, respectively.

(C)	At December 31, 2009, carrying values of investments in the unlevered segment include $2.3 million of real estate securities, $4.2 million of real estate related loans and $0.2 million of interests in a joint venture. A real estate loan of $4.1 million was pledged as collateral for the junior subordinated notes and will be released at the end of the interest rate modification period. At December 31, 2008, investments in the unlevered segment included carrying values of $12.3 million of real estate securities, $46.2 million of real estate related loans, $56.1 million of residential mortgage loans (of which $52.7 million of such loans had been securitized and such securitized interests were held in Newcastle’s CDOs), $11.9 million of operating real estate and $0.3 million of interests in a joint venture. Certain of these investments held at December 31, 2008 were reclassified to other segments in 2009.

(D)	Newcastle cannot economically lose more than its investment amount in any given non-recourse financing structure. Therefore, impairment recorded in excess of such investment, which results in negative GAAP book value for a given non-recourse financing structure, cannot economically be incurred and will eventually be reversed through amortization, sales at gains, or as gains at the deconsolidation or termination of such non-recourse financing structure. For non-recourse financing structures with negative GAAP book value, except as noted in (B) above, the aggregate negative GAAP book value which will eventually be recorded as income is $1.0 billion as of December 31, 2009.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009, 2008 AND 2007

(dollars in tables in thousands, except per share data)

(E)	Included in the other non-recourse segment were $403.0 million and $398.0 million of Investments and Debt at December 31, 2009 and December 31, 2008, respectively, representing the loans subject to call option of the two subprime securitizations and the corresponding financing.

Unconsolidated Subsidiaries

The following table summarizes the activity for significant subsidiaries, excluding the trust preferred subsidiary, affecting the equity held by Newcastle in unconsolidated subsidiaries. This activity is included in the unlevered segment.

	Operating Real Estate	Real Estate Loan
Balance at December 31, 2007	$13,391	$10,984
Distributions from unconsolidated subsidiaries	(20,307)	(11,934)
Equity in earnings of unconsolidated subsidiaries	6,916	1,233

Balance at December 31, 2008	$-	$283
Distributions from unconsolidated subsidiaries	-	(509)
Equity in earnings of unconsolidated subsidiaries	-	419

Balance at December 31, 2009	$-	$193

Summarized financial information related to these unconsolidated subsidiaries was as follows:

	Operating Real Estate			Real Estate Loan
	December 31,			December 31,
	2009	2008	2007	2009	2008	2007
Assets	$-	$-	$79,213	$388	$568	$22,093
Liabilities	-	-	(51,929)	-	-	-
Minority interest	-	-	(502)	(2)	(3)	(125)

Equity	$-	$-	$26,782	$386	$565	$21,968

Equity held by Newcastle	$-	$-	$13,391	$193	$283	$10,984

	2009	2008	2007	2009	2008	2007
Revenues	$-	$14,962	$8,273	$845	$2,517	$6,755
Expenses	-	(871)	(3,375)	(3)	(37)	(23)
Minority interest	-	(259)	(90)	(4)	(14)	(38)

Net income	$-	$13,832	$4,808	$838	$2,466	$6,694

Newcastle’s equity in net income	$-	$6,916	$2,404	$419	$1,233	$3,347

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

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009, 2008 AND 2007

(dollars in tables in thousands, except per share data)

4.	REAL ESTATE SECURITIES

The following is a summary of Newcastle’s real estate securities at December 31, 2009 and 2008, all of which are classified as available for sale and are therefore reported at fair value with changes in fair value recorded in other comprehensive income, except for securities that are other-than-temporarily impaired.

December 31, 2009		Amortized Cost Basis			Gross Unrealized				Weighted Average
Asset Type	Outstanding Face Amount	Before Impairment	Other- Than- Temporary- Impairment (A)	After Impairment	Gains	Losses	Carrying Value	Number of Securities	Rating (B)	Coupon	Yield	Maturity (Years)
CMBS-Conduit	$1,733,585	$1,530,456	$(688,917)	$841,539	$53,270	$(263,340)	$631,469	212	BB+	5.73%	9.77%	3.4
CMBS- Single Borrower	620,010	601,990	(47,088)	554,902	4,224	(170,288)	388,838	69	BB-	4.20%	5.70%	2.3
CMBS-Large Loan	88,556	90,308	(19,864)	70,444	—	(29,132)	41,312	12	B+	1.67%	2.27%	1.2
CMBS-CDO	16,000	14,731	(14,731)	—	—	—	—	1	C	6.21%	0.00%	—
REIT Debt	518,215	520,805	(8,285)	512,520	15,795	(41,668)	486,647	59	BB+	6.12%	5.97%	4.2
ABS-Subprime	462,503	431,985	(244,786)	187,199	8,135	(24,081)	171,253	104	B	1.38%	13.20%	4.6
ABS-Manufactured Housing	51,276	49,795	—	49,795	652	(5,975)	44,472	9	BBB+	6.69%	7.23%	5.4
ABS-Franchise	34,730	35,144	(19,345)	15,799	188	(3,680)	12,307	17	B	3.78%	6.75%	3.0
FNMA/FHLMC (C)	45,494	47,690	—	47,690	2,181	—	49,871	3	AAA	5.83%	5.54%	3.8

Subtotal/Average	3,570,369	3,322,904	(1,043,016)	2,279,888	84,445	(538,164)	1,826,169	486	BB	4.85%	7.81%	3.4

Retained Securities (E)	61,963	65,709	(63,290)	2,419	—	(436)	1,983	6	C	2.21%	7.46%	1.8
Residual Interests (E)	23	29,302	(29,279)	23	—	—	23	1	NR	0.00%	25.00%	0.1

Debt Security Total/Average (D)	$3,632,355	3,417,915	(1,135,585)	2,282,330	84,445	(538,600)	1,828,175	493	BB	4.81%	7.81%	3.4

Equity Securities		1,388	—	1,388	1,478	(246)	2,620	2

Total		$3,419,303	$(1,135,585)	$2,283,718	$85,923	$(538,846)	$1,830,795	495

December 31, 2008		Amortized Cost Basis			Gross Unrealized				Weighted Average
Asset Type	Outstanding Face Amount	Before Impairment	Other- Than- Temporary- Impairment (A)	After Impairment	Gains	Losses	Carrying Value	Number of Securities	Rating (B)	Coupon	Yield	Maturity (Years)
CMBS-Conduit	$1,428,461	$1,357,593	$(986,790)	$370,803	$445	$—	$371,248	179	BBB	5.74%	38.91%	6.3
CMBS- Single Borrower	748,347	734,999	(330,049)	404,950	32	—	404,982	70	BB+	5.26%	26.97%	3.3
CMBS-Large Loan	89,225	89,217	(43,410)	45,807	—	—	45,807	12	BB+	2.78%	116.96%	1.4
CMBS-CDO	16,000	14,730	(14,730)	—	—	—	—	1	CC	10.14%	0.00%	—
REIT Debt	650,666	655,888	(243,304)	412,584	238	—	412,822	65	BB+	6.25%	18.15%	4.7
ABS-Subprime	578,026	520,130	(333,387)	186,743	3,350	—	190,093	123	BB	1.78%	28.35%	5.2
ABS-Manufactured Housing	61,102	59,903	(23,913)	35,990	—	—	35,990	9	BBB	6.68%	13.14%	5.1
ABS-Franchise	38,654	38,822	(22,994)	15,828	—	—	15,828	17	BBB-	4.26%	35.97%	5.5
FNMA/FHLMC (C)	179,727	181,524	—	181,524	2,685	—	184,209	6	AAA	5.34%	5.39%	2.8

Subtotal/Average (D)	3,790,208	3,652,806	(1,998,577)	1,654,229	6,750	—	1,660,979	482	BBB-	5.06%	27.54%	4.9

Retained Securities (E)	80,380	73,587	(66,973)	6,614	—	—	6,614	7	CCC-	2.55%	20.00%	2.6
Residual Interests (E)	1,155	29,718	(28,563)	1,155	—	—	1,155	1	NR	0.00%	30.00%	0.7

Total/Average	$3,871,743	$3,756,111	$(2,094,113)	$1,661,998	$6,750	$—	$1,668,748	490	BBB-	5.01%	27.51%	4.9

See notes on following page

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009, 2008 AND 2007

(dollars in tables in thousands, except per share data)

(A)	Represents the cumulative impairment against amortized cost basis through earnings, net of the effect of the cumulative adjustment as a result of the adoption of new accounting guidance on impairment in 2009.

(B)	Represents the weighted average of the ratings of all securities in each asset type, expressed as an S&P equivalent rating. For each security rated by multiple rating agencies, the lowest rating is used. FNMA/FHLMC securities have an implied AAA rating. Ratings provided were determined by third party rating agencies as of a particular date, may not be current and are subject to change (including the assignment of a “negative watch” at any time).

(C)	Amortized cost basis and carrying value include principal receivable of $1.7 million and $2.0 million, as of December 31, 2009 and 2008, respectively.

(D)	As of December 31, 2009 and 2008, the total outstanding face amount of fixed rate securities was $2.7 billion and $2.8 billion, respectively, and of floating rate securities was $971.6 million and $1.1 billion, respectively.

(E)	Represents the retained bonds and equity from Securitization Trust 2006 and Securitization Trust 2007 as described in Note 5. The residuals do not have stated coupons and therefore their coupons have been treated as zero for purposes of the table.

Unrealized losses that are considered other-than-temporary are recognized currently in earnings. During the years ended December 31, 2009, 2008 and 2007, Newcastle recorded other-than-temporary impairment charges (“OTTI”) of $603.8 million, $2.0 billion and $202.6 million, respectively, with respect to real estate securities (gross of $70.2 million of other-than-temporary impartment recognized in Other Comprehensive Income in 2009). Based on management’s analysis of these securities, the performance of the underlying loans and changes in market factors, Newcastle noted adverse changes in the expected cash flows on certain of these securities and concluded that they were other-than-temporarily impaired. Any remaining unrealized losses as of each balance sheet date on Newcastle’s securities were primarily the result of changes in market factors, rather than issuer-specific credit impairment. Newcastle performed analyses in relation to such securities, using management’s best estimate of their cash flows, which support its belief that the carrying values of such securities were fully recoverable over their expected holding period. Such market factors include changes in market interest rates and credit spreads, or certain macroeconomic events, including market disruptions and supply changes, which did not directly impact our ability to collect amounts contractually due. Management continually evaluates the credit status of each of Newcastle’s securities and the collateral supporting those securities. This evaluation includes a review of the credit of the issuer of the security (if applicable), the credit rating of the security, the key terms of the security (including credit support), debt service coverage and loan to value ratios, the performance of the pool of underlying loans and the estimated value of the collateral supporting such loans, including the effect of local, industry and broader economic trends and factors. These factors include loan default expectations and loss severities, which are analyzed in connection with a particular security’s credit support, as well as prepayment rates. The result of this evaluation is considered when determining management’s estimate of cash flows and in relation to the amount of the unrealized loss and the period elapsed since it was incurred. Significant judgment is required in this analysis. The following table summarizes Newcastle’s securities in an unrealized loss position as of December 31, 2009.

		Amortized Cost Basis			Gross Unrealized				Weighted Average
Securities in an Unrealized Loss Position	Outstanding Face Amount	Before Impairment	Other-than- Temporary Impairment	After Impairment	Gains	Losses	Carrying Value	Number of Securities	Rating	Coupon	Yield	Maturity (Years)
Less Than Twelve Months	$86,853	$87,609	$(57,784)	$29,825	$-	$(2,004)	27,821	27	B	2.92%	12.06%	2.2
Twelve or More Months	2,024,751	1,975,829	(375,327)	1,600,502	-	(536,842)	1,063,660	290	BB	4.74%	5.51%	3.7

Total	$2,111,604	$2,063,438	$(433,111)	$1,630,327	$-	$(538,846)	$1,091,481	317	BB	4.66%	5.63%	3.7

In April 2009, the FASB issued new guidance which changes the guidance for determining, recording and disclosing OTTI. This guidance applies to debt securities in an unrealized loss position (i.e. their fair value is less than their amortized cost basis) as follows:

Old Guidance

Must express an intent and ability to hold securities until an expected recovery in value to amortized cost basis, or else record OTTI for the difference between fair value and amortized cost.

If no recovery to amortized cost basis is expected, must record OTTI in the same amount.

Current Guidance

Must not have the intent to sell a security nor be in a position where a required sale is more likely than not, or else record OTTI for the difference between fair value and amortized cost.

Otherwise, must record OTTI relating to the portion of the unrealized loss which represents a credit loss, if any.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009, 2008 AND 2007

(dollars in tables in thousands, except per share data)

Newcastle performed an assessment of all of its debt securities that are in an unrealized loss position (unrealized loss position exists when a security’s amortized cost basis, excluding the effect of OTTI, exceeds its fair value) in accordance with this guidance and determined the following:

	December 31, 2009
	Fair Value	Amortized Cost Basis	Unrealized Losses
			Credit (B)	Non-Credit (C)
Securities Newcastle intends to sell	$-	$-	$-	N/A
Securities Newcastle is more likely than not to be required to sell (A)	-	-	-	N/A
Securities Newcastle has no intent to sell and is not more likely than not to be required to sell:
Credit impaired securities	123,422	195,645	(433,110)	(72,222)
Non credit impaired securities	968,029	1,434,406	-	(466,378)

Total debt securities in an unrealized loss position	1,091,451	1,630,051	(433,110)	(538,600)

(A)	Newcastle may, at times, be more likely than not to be required to sell certain securities for liquidity purposes. While the amount of the securities to be sold may be an estimate, and the securities to be sold have not yet been identified, this guidance requires Newcastle to make its best estimate, which is subject to significant judgment regarding future events, and may differ materially from actual future sales.

(B)	Excluding the effect of previously recorded OTTI, which must be reconsidered as a result of this guidance. This amount is required to be recorded as other-than-temporary impairment through earnings. Of this amount, $192.9 million relates to prior periods (and was recorded as part of the reclassification adjustment upon adoption, as described below) and $240.2 million relates to the year ended December 31, 2009. In measuring the portion of credit losses, Newcastle’s management estimates the expected cash flow for each of the securities. This evaluation includes a review of the credit status and the performance of the collateral supporting those securities, including the credit of the issuer, key terms of the securities and the effect of local, industry and broader economic trends. Significant inputs in estimating the cash flows include management’s expectations of prepayment speeds, default rates and loss severities. Credit losses are measured as the decline in the present value of the expected future cash flows discounted at the investment’s effective interest rate.

(C)	This amount represents unrealized losses on securities that are due to non-credit factors and is required to be recorded through other comprehensive income.

As a result of this reassessment, Newcastle has recorded a reclassification adjustment upon adoption of this guidance of $1.3 billion of loss from Accumulated Deficit to Accumulated Other Comprehensive Income (Loss). The reclassification adjustment had no impact on total consolidated assets, liabilities or equity and did not impact Newcastle’s liquidity. This represents a substantive reversal of a large portion of the impairment charge recorded in the fourth quarter of 2008, which was originally recorded as a result of Newcastle’s inability to express the intent and ability to hold its securities until an expected recovery in value (if any).

The following table summarizes the activity related to credit losses on debt securities for the period from adoption of this guidance through December 31, 2009:

Beginning balance of credit losses on debt securities for which a portion of an OTTI was recognized in other comprehensive income	$(363,125)

Additions for credit losses on securities for which an OTTI was not previously recognized	(157,783)

Increases to credit losses on securities for which an OTTI was previously recognized and a portion of an OTTI was recognized in other comprehensive income	(99,589)

Additions for credit losses on securities for which an OTTI was previously recognized without any portion of OTTI recognized in other comprehensive income	(84,855)

Reduction for credit losses on securities for which no OTTI was recognized in other comprehensive income at December 31, 2009	268,468

Reduction for securities sold during the period	3,774

Reduction for increases in cash flows expected to be collected that are recognized over the remaining life of the security	24,328

Ending balance of credit losses on debt securities for which a portion of an OTTI was recognized in other comprehensive income	$(408,782)

The securities are encumbered by the CDO bonds payable and certain repurchase agreements (Note 8) at December 31, 2009.

As of December 31, 2009 and 2008, Newcastle had $194.3 million and $27.7 million of restricted cash, respectively, held in CDO financing structures pending its reinvestment in real estate securities and loans.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009, 2008 AND 2007

(dollars in tables in thousands, except per share data)

The table below summarizes the geographic distribution of the collateral securing our CMBS at December 31, 2009:

Geographic Location	Outstanding Face Amount	Percentage

Northeastern U.S.	$614,458	25.0%

Western U.S.	581,640	23.7%

Southeastern U.S.	478,728	19.5%

Midwestern U.S.	324,415	13.2%

Southwestern U.S.	267,472	10.9%

Other	169,440	6.9%

Foreign	21,998	0.9%

	$2,458,151	100.0%

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

DECEMBER 31, 2009, 2008 AND 2007

(dollars in tables in thousands, except per share data)

5.	REAL ESTATE RELATED LOANS, RESIDENTIAL MORTGAGE LOANS AND SUBPRIME MORTGAGE LOANS

All of Newcastle’s loan investments were classified as held for sale as of December 31, 2009 and 2008 and marked to the lower of carrying value or fair value.

The following is a summary of real estate related loans, residential mortgage loans and subprime mortgage loans. The loans contain various terms, including fixed and floating rates, self-amortizing and interest only. They are generally subject to prepayment.

	December 31, 2009								December 31, 2008
Loan Type	Outstanding Face Amount	Carrying Value (A)	Loan Count	Wtd. Avg. Yield	Wtd. Avg. Coupon	Weighted Average Maturity (Years) (B)	Floating Rate Loans as a Percentage of Face Amount	Delinquent Face Amount (C)	Carrying Value	Wtd. Avg. Yield
Mezzanine Loans	$718,298	$240,185	21	43.64%	4.77%	1.9	85.7%	$49,404	$395,443	32.59%
Corporate Bank Loans	314,134	198,828	10	7.08%	5.93%	3.4	100.0%	121,504	216,356	47.86%
B-Notes	308,082	79,427	11	36.48%	4.43%	1.9	84.2%	131,589	154,159	25.84%
Whole Loans	93,305	55,422	4	24.01%	2.33%	1.6	97.6%	-	77,254	20.39%

Total Real Estate Related
Loans Held for Sale, net (D)	$1,433,819	$573,862	46	32.81%	4.79%	2.2	89.3%	$302,497	$843,212	34.16%

Residential Loans	$69,930	$53,995	241	5.25%	2.80%	5.6	100.0%	$7,220	$56,102	10.13%
Manufactured Housing Loans	414,233	329,652	12,372	11.23%	9.37%	6.6	10.7%	6,784	353,530	15.56%

Total Residential
Mortgage Loans Held for Sale, Net (E)	$484,163	$383,647	12,613	10.37%	8.42%	6.5	23.6%	$14,004	$409,632	14.82%

Subprime Mortgage Loans subject to Call Option	$406,217	$403,006							$398,026

(A)	The aggregate United States federal income tax basis for such assets at December 31, 2009 was approximately $1.6 billion, excluding the securitized subprime mortgage loans which are fully consolidated for tax purposes.
(B)	The weighted average maturities were calculated based on constant voluntary prepayment rates (CPR) of approximately 30% and 7% for the two residential loan pools, and 4% and 6% for the two manufactured housing loan pools.

(C)	Includes loans that are non-performing, in foreclosure, under bankruptcy filing or considered real estate owned. $194.6 million face amount of these loans was placed on non-accrual status as of December 31, 2009.

(D)	Loans which are more than 3% of the total current carrying value (or $17.2 million) at December 31, 2009 are as follows:

	December 31, 2009
						Weighted Average Maturity (Years)
Loan Type	Outstanding Face Amount	Carrying Value	Loan Count	Yield(1)	Coupon(1)
Individual Bank Loan (3)	$71,449	$64,363	1	7.46%	11.75%	5.00
Individual Mezzanine Loan (2)	87,664	43,832	1	68.02%	2.73%	1.33
Individual Bank Loan (2)	92,000	35,190	1	0.00%	2.24%	3.99
Individual Mezzanine Loan (2)	51,615	30,969	1	25.92%	3.17%	2.58
Individual Mezzanine Loan (2)	53,510	28,895	1	53.92%	3.48%	1.50
Individual Mezzanine Loan (2)	39,300	27,903	1	24.81%	1.92%	1.67
Individual Whole Loan (2)	53,949	27,190	1	28.19%	2.34%	1.23
Individual Whole Loan (4)	37,129	25,990	1	21.04%	2.00%	2.08
Individual Bank Loan (2)	27,000	25,110	1	10.09%	9.75%	2.58
Individual Bank Loan (3)	48,857	21,375	1	0.00%	5.00%	1.60
Individual Mezzanine Loan (2)	38,510	20,795	1	57.20%	5.21%	1.50
Individual B-Note (5)	25,000	19,000	1	12.18%	6.43%	6.42
Others (6)	807,836	203,250	34	32.55%	5.06%	1.95

	$1,433,819	$573,862	46	28.09%	4.79%	2.24

(1)	Weighted average yield and weighted average coupon for Others.
(2)	Interest only payments over life to maturity and balloon principal payment upon maturity.
(3)	Defaulted.
(4)	Interest only payments over life to maturity with a scheduled principal paydown of $2.0 million in March 2010 and the remaining outstanding principal payment upon maturity.
(5)	Monthly interest only payments through June 2010 and scheduled monthly principal amortization and interest payments beginning June 2010. Final extended maturity of this loan is May 2016.
(6)	Various terms of payment.

(E)	Carrying value includes interest receivable of $0.2 million for the residential loans and principal and interest receivable of $8.1 million for the manufactured housing loans as of December 31, 2009.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009, 2008 AND 2007

(dollars in tables in thousands, except per share data)

Activities relating to the carrying value of our real estate loans and residential mortgage loans are as follows:

	Real Estate Related Loans	Residential Mortgage Loans
December 31, 2007	$1,856,978	$634,605
Purchases / Additional fundings	154,459	-
Principal paydowns	(171,870)	(90,831)
Sales	(119,115)	-
Provision for credit losses	(200)	(8,257)
Provision for losses, loans held for sale	(506,231)	(126,322)
Provision for impaired loans	(351,902)	(1,222)
Gain on disposition of loans held for sale	1,434	-
Loss on disposition of loans held for sale	(41,924)	-
Accretion of loan discount and other amortization	21,840	2,845
Other	(257)	(1,186)

December 31, 2008	843,212	409,632
Additional fundings	10,777	-
Principal paydowns (A)	(207,299)	(54,177)
Sales	(28,781)	-
Valuation (allowance) reversal on loans	(44,564)	29,557
Other	517	(1,365)

December 31, 2009	$573,862	$383,647

(A)	Includes $1.4 million carrying value of two bank loans converted to equity securities during the year ended December 31, 2009.

The following is a reconciliation of the loss allowance:

	Real Estate Related Loans	Residential Mortgage Loans
Balance at December 31, 2007	$(600)	$(6,917)
Provision for credit losses	(200)	(8,257)
Provision for losses, loans held for sale	(506,231)	(126,322)
Provision for impaired loans	(351,902)	(1,222)
Realized losses	31,605	6,512

Balance at December 31, 2008	$(827,328)	$(136,206)
Charge-offs (A)	49,483	10,240
Valuation (allowance) reversal on loans	(44,564)	29,557

Balance at December 31, 2009	$(822,409)	$(96,409)

(A)	The charge-offs for real estate related loans represent six bank loans and one B-notes which were sold or converted to equity securities during the period.

The average carrying amount of Newcastle’s real estate related loans was approximately $668.4 million, $1.7 billion and $2.0 billion during 2009, 2008 and 2007, respectively, on which Newcastle earned approximately $53.8 million, $124.4 million and $176.4 million of gross interest revenues, respectively.

The average carrying amount of Newcastle’s residential mortgage loans was approximately $380.2 million, $570.0 million and $701.2 million during 2009, 2008 and 2007, respectively, on which Newcastle earned approximately $42.6 million, $56.0 million and $95.9 million of gross interest revenues, respectively.

The loans are encumbered by various debt obligations as described in Note 8.

Real estate owned (“REO”) as a result of foreclosure on loans is included in Receivables and Other Assets, and is recorded at the lower of cost or fair value. No material REO was owned as of December 31, 2009 or 2008.

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

Both portfolios were financed with repurchase agreements prior to their securitization. Newcastle entered into interest rate swaps in order to hedge its exposure to the risk of changes in market interest rates with respect to these repurchase agreements. The repurchase agreements were each repaid from proceeds of the respective securitizations. The interest rate swaps both resulted in gains being recorded to Other Income prior to securitization.

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

DECEMBER 31, 2009, 2008 AND 2007

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

DECEMBER 31, 2009, 2008 AND 2007

(dollars in tables in thousands, except per share data)

The following table presents information on the retained interests in securitizations of Subprime Portfolios I and II, which includes the residual interests and the retained notes described above, and the sensitivity of their fair value to call date for immediate 10% and 20% adverse changes in the assumptions utilized in calculating such fair value, at December 31, 2009:

	Subprime Portfolio
	I	II
Total securitized loans (unpaid principal balance) (A)	$587,426	$785,003
Loans subject to call option (carrying value)	$299,176	$103,830
Retained interests (fair value) (B)	$1,511	$495
Weighted average life (years) of residual interest	-	0.1
Weighted average yield of retained notes	6.0%	15.0%

Weighted average expected credit losses (C)	24.0%	47.1%
Effect on fair value of retained interests of 10% adverse change	$(184)	$(76)
Effect on fair value of retained interests of 20% adverse change	$(439)	$(132)

Weighted average constant prepayment rate (D)	10.2%	4.0%
Effect on fair value of retained interests of 10% adverse change	$(10)	$(10)
Effect on fair value of retained interests of 20% adverse change	$(18)	$(23)

Weighted average discount rate	15.0%	27.4%
Effect on fair value of retained interests of 10% adverse change	$(160)	$(4)
Effect on fair value of retained interests of 20% adverse change	$(291)	$(8)

(A)	Average loan seasoning of 53 months and 35 months for Subprime Portfolios I and II, respectively, at December 31, 2009.

(B)	The retained interests include residual interests and retained bonds of the securitizations. Their fair value is estimated based on pricing models.

(C)	Represents the percentage of losses on the original principal balance of the loans from the date of securitization to the maturity of the loans.

(D)	Represents the weighted average voluntary prepayment rate for the loans from the date of securitization to the maturity of the loans.

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

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009, 2008 AND 2007

(dollars in tables in thousands, except per share data)

The following table summarizes certain characteristics of the underlying loan, and related financing, in the securitizations as of December 31, 2009:

	Subprime Portfolio
	I	II
Loan unpaid principal balance (UPB)	$587,426	$785,003
Weighted average coupon rate of loans	7.01%	6.84%
Delinquencies of 60 or more days (UPB) (A)	$170,807	$289,888
Net credit losses for year ended
December 31, 2009	$80,684	$83,283
December 31, 2008	$41,273	$19,964
Cumulative net credit losses	$125,528	$103,247
Cumulative net credit losses as a % of original UPB	8.36%	9.49%
Percentage of ARM loans (B)	53.8%	66.7%
Percentage of loans with loan-to-value ratio >90%	10.5%	17.2%
Percentage of interest-only loans	23.5%	4.1%
Face amount of debt (C)	$564,288	$738,274
Weighted average funding cost of debt (D)	1.73%	2.34%

(A)	Delinquencies include loans 60 or more days past due, in foreclosure, under bankruptcy filing or real estate owned.
(B)	ARM loans are adjustable-rate mortgage loans. An option ARM is an adjustable-rate mortgage that provides the borrower with an option to choose from several payment amounts each month for a specified period of the loan term. None of the loans in the subprime portfolios are an option ARM.
(C)	Excludes face amount of $23.1 million and $38.8 million of retained notes for Subprime Portfolios I and II, respectively, at December 31, 2009.
(D)	Includes the effect of applicable hedges.

Cash flows related to the two securitizations were as follows:

	Subprime Portfolio
	I	II
Year Ended December 31, 2009
Net cash inflows from retained interests	$878	$1,461

Year Ended December 31, 2008
Net cash inflows from retained interests	$6,010	$12,684

Year Ended December 31, 2007
Proceeds from securitization	N/A	$969,747
Net cash inflows from retained interests	$23,670	$15,293

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009, 2008 AND 2007

(dollars in tables in thousands, except per share data)

6.	OPERATING REAL ESTATE, HELD FOR SALE

Newcastle has committed to a plan, and is actively working, to sell all of its operating real estate. As a result, all of the real estate has been classified as held for sale at December 31, 2009 and 2008 and marked to the lower of cost or market value based on a discounted cash flow analysis, resulting in a recorded loss of $0.3 million and $9.7 million for the years ended December 31, 2009 and December 31, 2008, respectively. All of the related operations, including these losses, have been classified as discontinued operations for all periods presented.

The following table summarizes the financial information for the discontinued operations:

	Year Ended December 31,
	2009	2008	2007
Interest income	$-	$6	$33
Rental income	2,106	4,995	6,673

	2,106	5,001	6,706
Expenses	1,916	4,632	6,968

	190	369	(262)
Impairment	(550)	(10,049)	-
Net gain on sale	-	18	118
Other income	42	8	14

Net income (loss)	$(318)	$(9,654)	$(130)

No income tax related to discontinued operations was recorded for the years ended December 31, 2009, 2008 or 2007.

The following table sets forth certain information regarding the operating real estate portfolio:

Type of Property	Location	Net Rentable Sq. Ft. (A)	Acquisition Date	Year Built/ Renovated (A)	Initial Cost	Costs Capitalized Subsequent to Acquisition	Occupancy (A)
Ohio Portfolio
Office Building	Beavercreek, OH	56,659	Mar 06	1986	$2,673	$390	76.0%
Office Building	Beavercreek, OH	29,916	Mar 06	1986	2,727	132	100.0%
Office Building	Beavercreek, OH	45,500	Mar 06	1986	2,624	383	100.0%
Retail	Dayton, OH	33,485	Mar 06	1989	1,423	29	81.0%
Office Building	Vandalia, OH	46,614	Mar 06	1987	1,592	165	55.0%

		212,174			$11,039	$1,099	81.0%

(A)	Unaudited.

The following is a schedule of the future minimum rental payments to be received under non-cancelable operating leases:

2010	$2,088
2011	1,865
2012	1,237
2013	877
2014	865
Thereafter	-

$6,932

The aggregate United States federal income tax basis for Newcastle’s operating real estate at December 31, 2009 was approximately $10.4 million. The operating real estate portfolio was pledged as collateral for one of the recourse financing agreements at December 31, 2009.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009, 2008 AND 2007

(dollars in tables in thousands, except per share data)

7.	FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value may be based upon broker quotations, counterparty quotations or pricing services quotations, which provide valuation estimates based upon reasonable market order indications or a good faith estimate thereof and are subject to significant variability based on market conditions, such as interest rates, credit spreads and market liquidity. A significant portion of Newcastle’s loans, securities and debt obligations are currently not traded in active markets and therefore have little or no price transparency. As a result, Newcastle has estimated the fair value of these illiquid instruments based on internal pricing models rather than quotations. The determination of estimated cash flows used in pricing models is inherently subjective and imprecise. Changes in market conditions, as well as changes in the assumptions or methodology used to determine fair value, could result in a significant change to estimated fair values. It should be noted that minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values, and that the fair values reflected below are indicative of the interest rate and credit spread environments as of December 31, 2009 and do not take into consideration the effects of subsequent changes in market or other factors.

Fair Value Summary Table

The carrying values and estimated fair values of Newcastle’s financial instruments at December 31, 2009 and 2008 were as follows:

	December 31, 2009						December 31, 2008
	Principal Balance or Notional Amount	Carrying Value	Estimated Fair Value	Fair Value Method (A)	Weighted Average Yield/Funding Cost	Weighted Average Maturity (Years)	Carrying Value	Estimated Fair Value
Assets:
Real estate securities, available for sale*	$3,632,355	$1,830,795	$1,830,795	Broker quotations, counterparty quotations, pricing services, pricing models	7.81%	3.4	$1,668,748	$1,668,748
Real estate related loans held for sale	1,433,819	573,862	573,862	Broker quotations, counterparty quotations, pricing services, pricing models	28.09%	2.2	843,212	843,362
Residential mortgage loans held for sale	484,163	383,647	383,647	Pricing models	10.39%	6.5	409,632	409,632
Subprime mortgage loans subject to call option (B)	406,217	403,006	403,006	(B)	9.09%	(B)	398,026	398,026
Liabilities:
CDO bonds payable	4,067,296	4,058,928	1,346,406	Counterparty quotations, pricing models	3.20%	4.3	4,359,981	1,008,360
Other bonds payable	304,400	303,697	251,397	Pricing models	6.03%	0.9	380,620	333,428
Repurchase agreements	71,309	71,309	71,309	Market comparables	3.83%	0.2	276,472	276,472
Financing of subprime mortgage loans subject to call option (B)	406,217	403,006	403,006	(B)	9.09%	(B)	398,026	398,026
Junior subordinated notes payable	102,500	103,264	33,005	Pricing models	7.28%	26.1	100,100	25,025
Interest rate swaps, treated as hedges (C)(E)*	2,099,435	178,037	178,037	Counterparty quotations	N/A	(C)	317,757	317,757
Non-hedge derivatives (D)(E)*	296,243	29,117	29,117	Counterparty quotations	N/A	(D)	16,220	16,220

* Measured at fair value on a recurring basis.

(A)	Methods are listed in order of priority. In the case of real estate securities and real estate related loans, broker quotations are obtained if available and practicable, otherwise counterparty quotations or pricing service valuations are obtained or, finally, internal pricing models are used. Internal pricing models are only used for (i) securities and loans which are not traded in an active market, and therefore have little or no price transparency, and for which significant unobservable inputs must be used in estimating fair value, or (ii) loans or debt obligations which are private and untraded.

(B)	These two items results from an option, not an obligation, to repurchase loans from Newcastle’s subprime mortgage loan securitizations (Note 5), are noneconomic until such option is exercised, and are equal and offsetting.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009, 2008 AND 2007

(dollars in tables in thousands, except per share data)

(C)	Represents current swap agreements as follows:

Year of Maturity	Weighted Average Month of Maturity	Aggregate Notional Amount	Weighted Average Fixed Pay Rate	Aggregate Fair Value Liability, Net
Agreements which receive 1-Month LIBOR:
2011	Dec	$109,436	5.00%	$(7,580)
2012	Jul	19,027	5.39%	(1,469)
2014	Oct	7,400	5.12%	(693)
2015	Sep	1,262,644	5.24%	(112,516)
2016	May	180,155	5.04%	(18,015)
2017	Aug	135,034	5.13%	(14,726)
Agreements which receive 3-Month LIBOR:
2011	Feb	32,000	5.08%	(1,577)
2014	Jun	353,739	4.20%	(21,461)

		$2,099,435		$(178,037)

(D)	These include three interest rate swaps relating to the manufactured housing loans with a total notional balance of $248.2 million and five interest rate swaps with a total notional balance of $48.0 million relating to certain CDO financing. The maturity dates of the $93.7 million, $3.3 million, and $151.2 million interest rate swaps for the manufactured housing loans are January 2016, January 2016, and June 2016, respectively. The five interest rate swaps relating to certain CDO financing were subsequently re-designated as cash flow hedges in January 2010. The maturity dates of the $20.0 million, $19.0 million and $9.0 million re-designated interest rate swaps are July 2019, June 2017 and November 2010, respectively.

(E)	Newcastle’s derivatives fall into two categories. Derivatives held within Newcastle’s nonrecourse debt structures (primarily CDOs) with an aggregate notional balance of $2.3 billion, all of which were liabilities at period end, are not subject to Newcastle’s credit risk as they are senior to all the debt obligations of the related CDO. Derivatives held outside Newcastle’s CDOs with an aggregate notional balance of $68.7 million are primarily 100% collateralized by margin (based on their current fair value) and therefore are not subject to Newcastle’s or its counterparty’s credit risk. As a result, no adjustments have been made to the fair value quotations received related to credit risk. Newcastle’s significant derivative counterparties include Bank of America, Deutsche Bank, Wachovia and Credit Suisse.

Securities Valuation

As of December 31, 2009, Newcastle’s securities valuation methodology and results are further detailed as follows:

			Fair Value
Asset Type	Outstanding Face Amount (A)	Amortized Cost Basis (B)	Multiple Quotes (C)	Single Quote (D)	Internal Pricing Models (E)	Total
CMBS	$2,458,151	$1,466,885	$762,318	$171,181	$128,120	$1,061,619
ABS - subprime	462,503	187,199	67,617	20,265	83,371	171,253
Subprime retained	61,963	2,419	-	-	1,983	1,983
Subprime residuals	23	23	-	-	23	23
ABS - other real estate	86,006	65,594	20,145	25,915	10,719	56,779
FNMA / FHLMC	45,494	47,690	-	49,871	-	49,871
REIT debt	518,215	512,520	447,383	39,264	-	486,647

Debt Security Total	$3,632,355	2,282,330	1,297,463	306,496	224,216	1,828,175

Equity Securities		1,388	-	-	2,620	2,620

Total		$2,283,718	$1,297,463	$306,496	$226,836	$1,830,795

(A)	Net of incurred losses.

(B)	Net of discounts (or gross premiums) and after OTTI, including impairment taken during the period ended December 31, 2009.

(C)	Management generally obtained quotations from multiple sources, when available, including seller (the party that sold us the security) quotations, other broker quotations and pricing service quotations. Management selected one of the quotes received as being most representative of fair value and did not use an average of the quotes. Newcastle’s methodology is to not use quotes from selling brokers, unless those quotes are the only marks available, or unless the quotes provided by other (non-selling) brokers or pricing services are, in management’s judgment, not representative of fair value. Even if Newcastle receives two or more quotes on a particular security that come from non-selling brokers or pricing services, it does not use an average because management believes using an actual quote more closely represents a transactable price for the security than an average level. Furthermore, in some cases there is a wide disparity between the quotes Newcastle receives. Management believes using an average of the quotes in these cases would generally not represent the fair value of the asset. Based on Newcastle’s own fair value analysis using internal models, management selects one of the quotes which is believed to more accurately reflect fair value. Newcastle never adjusts quotes received.

(D)	Management was unable to obtain quotations from more than one source on these securities. The one source was generally the seller (the party that sold us the security) or a pricing service.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009, 2008 AND 2007

(dollars in tables in thousands, except per share data)

(E)	Securities whose fair value was estimated based on internal pricing models are further detailed as follows:

Asset Type	Amortized Cost Basis (B)	Fair Value	Impairment Recorded in Current Year	Unrealized Gains (Losses) in Accum. OCI	Assumption Ranges
					Discount Rate	Prepayment Speed (F)	Cumulative Default Rate	Loss Severity
CMBS - conduit	$129,190	$95,376	$273,263	$(33,814)	20%	N/A	3% - 35%	0% - 29%
CMBS - Large loan / single borrower	69,548	32,744	65,288	(36,804)	20% - 88%	N/A	0% - 100%	0% - 100%
ABS - subprime	101,738	83,371	72,861	(18,367)	15%	0% - 20%	0% - 100%	0% - 75%
Subprime retained	2,418	1,983	3,386	(435)	15%	3%	59% - 74%	70%
Subprime residuals	23	23	716	-	25%	3%	74%	70%
ABS - other real estate	12,643	10,719	4,691	(1,924)	15%	2%	31%	42%

Debt security total	315,560	224,216	420,205	(91,344)
Equity securities	1,388	2,620	-	1,232

Total	$316,948	$226,836	$420,205	$(90,112)

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

DECEMBER 31, 2009, 2008 AND 2007

(dollars in tables in thousands, except per share data)

These levels form a hierarchy. Newcastle follows this hierarchy for its financial instruments measured at fair value on a recurring basis. The classifications are based on the lowest level of input that is significant to the fair value measurement.

The following table summarizes such financial assets and liabilities at December 31, 2009:

	Principal Balance or Notional Amount	Carrying Value	Fair Value
			Level 2	Level 3A	Level 3B	Total
Assets:
Real estate securities, available for sale:
CMBS	$2,458,151	$1,061,619	$-	$933,499	$128,120	$1,061,619
ABS - subprime	462,503	171,253	-	87,882	83,371	171,253
Subprime retained	61,963	1,983	-	-	1,983	1,983
Subprime residuals	23	23	-	-	23	23
ABS - other real estate	86,006	56,779	-	46,060	10,719	56,779
FNMA / FHLMC	45,494	49,871	49,871	-	-	49,871
REIT debt	518,215	486,647	486,647	-	-	486,647

Debt security total	$3,632,355	1,828,175	536,518	1,067,441	224,216	1,828,175

Equity securities		2,620	-	-	2,620	2,620

Total		$1,830,795	$536,518	$1,067,441	$226,836	$1,830,795

Liabilities:
Interest rate swaps, treated as hedges	2,099,435	178,037	178,037	-	-	178,037
Non-hedge derivatives	296,243	29,117	29,117	-	-	29,117

Newcastle’s investments in instruments measured at fair value using Level 3 inputs changed during the year ended December 31, 2009 as follows:

	Level 3A	Level 3B	Total
Assets
Balance at January 1, 2008	$130,968	$177,518	$308,486
Total gains (losses) (A)
Included in net income (loss) (B)	(1,565,353)	(441,862)	(2,007,215)
Included in other comprehensive income	463,510	255,317	718,827
Amortization included in interest income	5,938	24,837	30,775
Settlements or repayments	65,992	(75,000)	(9,008)
Transfers between Level 3A and Level 3B	(176,008)	176,008	-
Transfers into Level 3 (C) (D)	2,379,729	77,259	2,456,988
Transfers out of Level 3 (C)	-	(14,314)	(14,314)

Balance at December 31, 2008	1,304,776	179,763	1,484,539

	Level 3A	Level 3B	Total
Assets
Balance at January 1, 2009	$1,304,776	$179,763	$1,484,539
Total gains (losses) (A)
Included in net income (loss) (B)	(128,682)	(401,563)	(530,245)
Reclassification related to the adoption of new impairment guidance included in other comprehensive income	979,089	309,835	1,288,924
Included in other comprehensive income (loss)	(499,307)	25,045	(474,262)
Amortization included in interest income	56,801	30,088	86,889
Purchases	293,244	-	293,244
Proceeds from sales	(93,180)	(30,939)	(124,119)
Proceeds from repayments	(178,046)	(42,113)	(220,159)
Transfers between Level 3A and Level 3B	(156,720)	156,720	-
Transfers into Level 3 (C)	-	-	-
Transfers out of Level 3 (C) (E)	(510,534)	-	(510,534)

Balance at December 31, 2009	1,067,441	226,836	1,294,277

(A)	None of the gains (losses) recorded in earnings during the periods is attributable to the change in unrealized gains (losses) relating to Level 3 assets still held at the reporting dates.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009, 2008 AND 2007

(dollars in tables in thousands, except per share data)

(B)	These gains (losses) are recorded in the following line items in the consolidated statements of operations:

	Year Ended December 31,
	2009	2008
Gain (loss) on settlement of investments, net	$6,672	$(9,306)
Other income (loss), net	(3,384)	(213)
OTTI	(533,533)	(1,997,696)

Total	$(530,245)	$(2,007,215)

Gain (loss) on sale of investments, net, from investments transferred into Level 3 during the period	$-	$(8,868)

(C)	Transfers are assumed to occur at the beginning of the quarter.

(D)	As a result of the relative illiquidity in the mortgage-backed securities market, management determined that there was little or no price transparency in the broker quotations used in the valuation of our CMBS, ABS and REIT debt as of September 30, 2008 and therefore classified such securities as Level 3A assets under the fair value hierarchy.

(E)	As a result of the increased liquidity and price transparency of the REIT debt securities, management transferred such securities into Level 2 under the fair value hierarchy in the fourth quarter of 2009.

During the year ended December 31, 2009, Newcastle recorded net valuation allowances (reversals) of $44.6 million and ($29.6) million on real estate related loans and residential mortgage loans (Note 5), respectively. The impairments relate to loans that were written down to fair value as a result of credit impairment, and held for sale loans that were recorded on the balance sheet at the lower of cost or fair value. As a result, these loans are recorded at fair value at December 31, 2009 but may not be carried at fair value in the future. During the year ended December 31, 2009, Newcastle recorded an impairment charge of $0.6 million on our operating real estate held for sale, which was recorded on the balance sheet at the lower of cost or fair value. The following table summarizes the level within the fair value hierarchy at which the fair values of these assets were measured on a non-recurring basis at December 31, 2009:

		Fair Value and Carrying Value
Loan Type	Outstanding Face Amount	Level 3A	Level 3B	Total
Mezzanine Loans	$718,298	$52,592	$187,593	$240,185
Corporate Bank Loans	314,134	198,828	-	198,828
B-Notes	308,082	-	79,427	79,427
Whole Loans	93,305	-	55,422	55,422

	1,433,819	251,420	322,442	573,862

Residential Loans	69,930	-	53,995	53,995
Manufactured Housing loans	414,233	-	329,652	329,652

	484,163	-	383,647	383,647

Total financial assets measured at fair value on a nonrecurring basis	$1,917,982	$251,420	$706,089	$957,509

Operating real estate held for sale	N/A	$-	$9,966	$9,966

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009, 2008 AND 2007

(dollars in tables in thousands, except per share data)

Derivatives

Newcastle’s derivatives are recorded on its balance sheet as follows:

	December 31,
	2009	2008
Derivative Liabilities
Interest rate swaps, treated as hedges	$178,037	$317,757
Non-hedge interest rate swaps	29,117	16,220

	$207,154	$333,977

The following table summarizes financial information related to derivatives (excluding total rate of return swaps, which are reported separately):

	December 31,
	2009	2008
Cash flow hedges
Notional amount of interest rate swap agreements	$2,099,435	$2,376,420
Amount of (loss) recognized in OCI on effective portion	(173,683)	(312,431)

Deferred hedge gain (loss) related to anticipated financings, which have subsequently occurred, net of amortization	832	932
Deferred hedge gain (loss) related to dedesignation, net of amortization	(8,045)	(2,825)
Expected reclassification of deferred hedges from AOCI into earnings over the next 12 months	(4,234)	1,149

Expected reclassification of current hedges from AOCI into earnings over the next 12 months	(90,666)	(19,570)

Non-hedge Derivatives
Notional amount of interest rate swap agreements	296,243	182,867

The following table summarizes gains (losses) recorded in relation to derivatives (excluding total rate of return swaps, which are reported separately):

	Income Statement	Year Ended December 31,
	Location	2009	2008	2007
Cash flow hedges
Gain (loss) on the ineffective portion	Other Income (Loss)	$(278)	$180	$(1,662)
Gain (loss) immediately recognized at dedesignation	Other Income (Loss)	(15,223)	(14,730)	(9,315)
Amount of gain (loss) reclassified from AOCI into income, related to effective portion	Interest Expense	(100,046)	(62,013)	18,914
Deferred hedge gain reclassified from AOCI into income, related to anticipated financings	Interest Expense	101	94	87
Deferred hedge gain (loss) reclassified from AOCI into income, related to effective portion of dedesignated hedges	Interest Expense	(9,547)	786	374

Fair value hedges
Gain (loss) on the effective portion (A)	Other Income (Loss)	-	-	168
Gain (loss) on the ineffective portion	Other Income (Loss)	-	-	(48)

Non-hedge derivatives gain (loss)	Other Income (Loss)	15,446	(18,451)	6,059

(A)	Offset by the unrealized gain (loss) on the associated hedged items which is recognized in earnings.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009, 2008 AND 2007

(dollars in tables in thousands, except per share data)

8.	DEBT OBLIGATIONS

The following table presents certain information regarding Newcastle’s debt obligations and related hedges:

	December 31, 2009														December 31, 2008
									Collateral
Debt Obligation/Collateral	Month Issued	Outstanding Face Amount	Carrying Value	Unhedged Weighted Average Funding Cost (A)	Final Stated Maturity	Weighted Average Funding Cost (B)	Weighted Average Maturity (Years)	Face Amount of Floating Rate Debt	Outstanding Face Amount (C)	Amortized Cost Basis (C)	Carrying Value (C)	Weighted Average Maturity (Years)	Floating Rate Face Amount (C)	Aggregate Notional Amount of Current Hedges	Outstanding Face Amount	Carrying Value
CDO Bonds Payable
CDO IV (D)	Mar 2004	$369,477	$368,111	1.16%	Mar 2039	3.00%	2.8	$345,770	$419,419	$355,969	$243,497	3.4	$176,125	$177,300	$410,085	$408,160
CDO V (D)	Sep 2004	447,287	445,498	0.94%	Sep 2039	2.90%	3.3	435,099	507,465	391,182	263,095	3.5	217,218	208,439	454,500	452,178
CDO VI (D)	Apr 2005	437,669	436,111	0.73%	Apr 2040	3.10%	4.2	429,894	483,517	261,483	207,141	3.2	159,452	224,815	445,157	442,094
CDO VII (D)	Dec 2005	411,550	408,972	0.73%	Dec 2050	4.18%	5.4	405,028	493,984	189,180	148,465	4.0	94,468	298,355	420,534	417,568
CDO VIII	Nov 2006	729,313	728,383	0.92%	Nov 2052	1.98%	3.8	721,713	828,854	434,819	438,772	3.3	580,167	161,655	807,500	806,442
CDO IX	May 2007	497,000	497,777	0.74%	May 2052	1.62%	4.7	497,000	824,390	417,554	422,622	2.2	636,753	91,748	585,750	586,569
CDO X	Jul 2007	1,175,000	1,174,076	0.35%	Jul 2052	4.51%	5.1	1,175,000	1,375,294	1,003,578	874,932	3.6	305,628	900,408	1,247,750	1,246,970

		4,067,296	4,058,928			3.20%	4.3	4,009,504	4,932,923	3,053,765	2,598,524	3.3	2,169,811	2,062,720	4,371,276	4,359,981

Other Bonds Payable
MH Loans (E)	Jan 2006	107,003	107,003	LIBOR+0.75%	Jan 2009 (E)	5.12%	-	107,003	170,452	122,095	122,095	7.5	2,182	-	143,784	143,767
MH Loans (F)	Aug 2006	197,397	196,694	LIBOR+1.00%	Aug 2011	6.52%	1.5	197,397	243,781	207,557	207,557	6.1	42,047	-	237,976	236,853

		304,400	303,697			6.03%	0.9	304,400	414,233	329,652	329,652	6.6	44,229	-	381,760	380,620

Repurchase Agreements (G)
Real estate securities, loans and properties	Various	31,672	31,672	LIBOR+2.13%	Various	2.36%	0.4	31,672	176,648	28,741	28,741	0.5	164,616	-	102,977	102,977
FNMA/FHLMC securities	Rolling	39,637	39,637	LIBOR+0.17%	Jan 2010	5.01%	0.1	39,637	40,082	41,880	44,045	3.8	-	36,715	173,495	173,495

		71,309	71,309			3.83%	0.2	71,309	216,730	70,621	72,786	1.1	164,616	36,715	276,472	276,472

Corporate
Junior subordinated notes payable (H)	Mar 2006	102,500	103,264	1.00%(H)	Apr 2035	7.28%	26.1	-	-	-	-	-	-	-	100,100	100,100

		102,500	103,264			7.28%	26.1	-	-	-	-	-	-	-	100,100	100,100

Subtotal debt obligations		4,545,505	4,537,198			3.49%	4.5	$4,385,213	$5,563,886	$3,454,038	$3,000,962	3.4	$2,378,656	$2,099,435	$5,129,608	$5,117,173

Financing on subprime mortgage loans subject to call option	(I)	406,217	403,006												406,217	398,026

Total debt obligations		$4,951,722	$4,940,204												$5,535,825	$5,515,199

(A) Weighted average, including floating and fixed rate classes and excluding the amortization of deferred financing costs.

(B) Including the effect of applicable hedges.

(C) Including restricted cash held for reinvestment in CDOs. The face amount and carrying value of Newcastle’s unlevered investments (real estate loans and securities) were $190.3 million and $6.7 million, respectively, as of December 31, 2009.

(D) CDOs IV, V, VI and VII were not in compliance with their applicable over collateralization tests as of December 31, 2009. Newcastle is not receiving cash flows from these CDOs (other than senior management fees) and expects these CDOs to remain out of compliance for the foreseeable future.

(E) See further description below.

(F) Of which $10.2 million face amount is recourse financing.

(G) The counterparties on these repurchase agreements include: Goldman Sachs ($39.6 million of FNMA/FHLMC financing), Deutsche Bank ($15.7 million), and Citigroup ($16.0 million). The non-FNMA/FHLMC financings are subject to scheduled repayments, with the final payment to be made in June 2010.

(H) In April 2009, Newcastle entered into an exchange agreement with the holder of the trust preferred securities under which Newcastle will effectively be accruing interest at a rate of 1.0% per annum beginning February 1, 2009 for a maximum of six quarters, after which the rate reverts to 7.574% through April 2016 and to LIBOR + 2.25% after April 2016. Pursuant to the exchange, a real estate loan, which was valued at $4.1 million on December 31, 2009, was pledged as collateral for the junior subordinated notes and will be released at the end of the interest rate modification period.

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

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009, 2008 AND 2007

(dollars in tables in thousands, except per share data)

CDO Bonds Payable

In June and July 2007, Newcastle refinanced three prior CDO issuances with a single CDO issuance which aggregated $1,248 million of issued debt. Newcastle incurred $4.7 million of cash expenses and $8.2 million of non-cash charges in connection with this extinguishment of debt.

In February 2008, Newcastle repaid in full the debt associated with its first CDO.

During 2008, Newcastle repurchased $24.9 million face amount of CDO bonds for $7.9 million and recorded a gain of $16.8 million. During 2009, Newcastle repurchased $246.7 million of CDO bonds for $29.9 million and recorded a gain of $215.3 million.

Since the filing of Newcastle’s Quarterly Report on Form 10-Q for the period ended September 30, 2009 on November 4, 2009, CDO VII failed additional over collateralization tests. The consequences of failing these tests are that an event of default has occurred and Newcastle may be removed as the collateral manager under the documentation governing CDO VII. So long as the event of default continues, Newcastle will not be permitted to purchase or sell any collateral in CDO VII. If Newcastle is removed as the collateral manager of CDO VII, it would no longer receive the senior management fees from such CDO. As of February 17, 2010, Newcastle has not been removed as collateral manager. Newcastle does not expect the failure of these additional tests to have a material negative impact on our cash flows, business, results of operations or financial condition.

As of February 17, 2010, CDOs IV, V, VI and VII, were not in compliance with their applicable over collateralization tests and, consequently, Newcastle was not receiving cash flows from these CDOs currently (other than senior management fees). Based upon Newcastle’s current calculations, Newcastle expects these four portfolios to remain out of compliance for the foreseeable future. Moreover, given current market conditions, it is possible that all of Newcastle’s CDOs could be out of compliance with their over collateralization tests as of one or more measurement dates within the next twelve months.

Other Bonds Payable

In January 2009, the debt for one of Newcastle’s manufactured housing loan portfolios ($107.0 million outstanding at December 31, 2009) became callable at the option of the lender. The principal and interest payments from the underlying loans, net of expenses and payments related to interest rate swap contracts, are used to repay the outstanding debt on a monthly basis.

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

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009, 2008 AND 2007

(dollars in tables in thousands, except per share data)

On April 30, 2009, Newcastle entered into an exchange agreement with several collateralized debt obligations managed by a third party pursuant to which Newcastle agreed to exchange newly issued junior subordinated notes due in 2035 with an initial aggregate principal amount of $101.7 million (the “Notes”) for $100 million in aggregate liquidation amount of trust preferred securities that were previously issued by a subsidiary of Newcastle (the “TRUPs”) and were owned by the third party. The Notes accrue interest at a rate of 1.0% per year for a maximum of six quarters, beginning on February 1, 2009 and the aggregate principal amount of the Notes will increase to $104.9 million by July 30, 2010. Subsequent to that period, the rate reverts to that which Newcastle was required to pay on the TRUPs (7.574% through April 2016 and at a floating rate of 3-month LIBOR plus 2.25% thereafter). In conjunction with the exchange, the TRUPs were cancelled and Newcastle pledged 100% of its equity interests in NIC TP LLC, a special purpose subsidiary that holds Newcastle’s participation in a loan and related deposit account, which were valued at $4.1 million on December 31, 2009, as collateral. The pledged collateral will be released at the end of the interest rate modification period. Under the provisions of ASC 470-60, “Troubled Debt Restructurings by Debtors”, this exchange is considered a troubled debt restructuring which requires Newcastle to account for the effect of the interest modification prospectively and to record the expenses related to the modification immediately through earnings.

On January 29, 2010, Newcastle Investment Corp. (together with its wholly-owned taxable REIT subsidiary, NIC TRS LLC, the “Company”), entered into an Exchange Agreement, dated as of January 29, 2010 (the “Exchange Agreement”), with Taberna Capital Management, LLC and certain of its affiliates (collectively, “Taberna”), pursuant to which the Company and Taberna agreed to exchange (the “Exchange”) approximately $51.9 million aggregate principal amount of junior subordinated notes due 2035 for approximately $37.6 million face amount of previously issued CDO securities and approximately $9.7 million of cash held by the Company. In other words, $51.9 million face amount of the company’s debt, in the form of junior subordinated notes payable, was repurchased and effectively retired in exchange for (i) the payment of $9.7 million of cash, and (ii) the reissuance of $37.6 million face amount of CDO bonds payable (which had previously been repurchased by the Company). In connection with the Exchange, the Company paid or reimbursed certain expenses incurred by Taberna, various indenture trustees and their respective advisors in accordance with the terms of the Exchange Agreement. The Company is currently evaluating the impact of this exchange on its financial results, which will be recorded in the first quarter of 2010.

Maturity Table

Newcastle’s debt obligations (gross of $11.5 million of discounts at December 31, 2009) have contractual maturities as follows:

	Nonrecourse	Recourse	Total
2010	$107,003	$81,515	$188,518
2011	187,191	-	187,191
2012	-	-	-
2013	-	-	-
2014	-	-	-
Thereafter	4,473,513	102,500	4,576,013

Total	$4,767,707	$184,015	$4,951,722

Debt Covenants

Newcastle’s non-CDO financings contain various customary loan covenants. Newcastle was in compliance with all of the covenants in its non-CDO financings as of February 17, 2010.

9.	STOCK OPTION PLAN AND EARNINGS PER SHARE

Newcastle is required to present both basic and diluted earnings per share (“EPS”). Basic EPS is calculated by dividing net income available for common stockholders by the weighted average number of shares of common stock outstanding during each period. Diluted EPS is calculated by dividing net income available for common stockholders by the weighted average number of shares of common stock outstanding plus the additional dilutive effect of common stock equivalents during each period. Newcastle’s common stock equivalents are its stock options. During 2009, 2008 and 2007, Newcastle had no dilutive common stock equivalents (common stock equivalents are not dilutive in periods of net loss). Net income available for common stockholders is equal to net income less preferred dividends.

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

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009, 2008 AND 2007

(dollars in tables in thousands, except per share data)

Upon joining the board, the non-employee directors have been, in accordance with the Newcastle Option Plan, automatically granted options to acquire an aggregate of 18,000 shares of common stock. The fair value of such options was not material at the date of grant.

Through December 31, 2009, for the purpose of compensating the Manager for its successful efforts in raising capital for Newcastle, the Manager has been granted options representing the right to acquire 3,523,727 shares of common stock, with strike prices subject to adjustment as necessary to preserve the value of such options in connection with the occurrence of certain events (including capital dividends and capital distributions made by Newcastle). The Manager options represented an amount equal to 10% of the shares of common stock of Newcastle sold in its public offerings and the value of such options was recorded as an increase in stockholders’ equity with an offsetting reduction of capital proceeds received. The options granted to the Manager, which may be assigned by the Manager to its employees, were fully vested on the date of grant and one thirtieth of the options become exercisable on the first day of each of the following thirty calendar months, or earlier upon the occurrence of certain events, such as a change in control of Newcastle or the termination of the Management Agreement. The options expire ten years from the date of issuance.

As of December 31, 2009, Newcastle’s outstanding options were summarized as follows:

Held by the Manager	1,686,447
Issued to the Manager and subsequently assigned to certain of the Manager’s employees	798,162
Held by directors and former directors	14,000

Total	2,498,609

The following table summarizes Newcastle’s outstanding options at December 31, 2009. Note that the last sales price on the New York Stock Exchange for Newcastle’s common stock in the year ended December 31, 2009 was $2.09 per share.

Recipient	Date of Grant/Exercise	Number of Options	Weighted Average Exercise Price (A)	Fair Value At Grant Date (Millions) (B)
Directors	Various	18,000	$16.98	Not Material
Manager (C)	2002	700,000	$12.60	$0.4
Manager (C)	2003	788,227	$20.99	$1.2
Manager (C)	2004	837,500	$26.66	$1.6
Manager (C)	2005	330,000	$29.20	$1.1
Manager (C)	2006	170,000	$29.02	$0.5
Manager (C)	2007	698,000	$28.58	$2.0
Exercised (C)	Prior to 2008	(1,043,118)	$15.70

Outstanding		2,498,609	$26.64

(A)	The strike prices are subject to adjustment in connection with return of capital dividends. A portion of Newcastle’s 2008 dividends was deemed return of capital dividends. The effect on the strike prices was not significant.
(B)	The fair value of the options was estimated using a lattice-based option valuation model. Since the Newcastle Option Plan has characteristics significantly different from those of traded options, and since the assumptions used in such model, particularly the volatility assumption, are subject to significant judgment and variability, the actual value of the options could vary materially from management’s estimate. The assumptions used in such model for the last three years were as follows:

Date of Grant	Volatility	Dividend Yield	Expected Life (Years)	Risk-Free Rate
January 2007	21%	8.82%	5	4.77%
April 2007	21%	9.95%	5	4.65%

The volatility assumption for these options was estimated based primarily on the historical volatility of Newcastle’s common stock and management’s expectations regarding future volatility. The expected life assumption for these options was estimated based on the simplified term method. This simplified method was used because Newcastle did not have sufficient historical data to conclude on the appropriate expected life of its options and because historical data to date was consistent with the simplified term method.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009, 2008 AND 2007

(dollars in tables in thousands, except per share data)

(C)	The Manager assigned certain of its options to its employees as follows:

Date of Grant	Range of Strike Prices	Total Unexercised Inception to Date
2002	$13.00	17,500
2003	$20.35-$22.85	164,197
2004	$25.75-$31.40	226,125
2005	$29.60	90,750
2006	$29.42	65,025
2007	$27.75-$31.30	234,565

	Total	798,162

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

	Amounts Incurred (in millions)
	2009	2008	2007
Management Fee	$17.5	$17.9	$17.1
Expense Reimbursement	0.5	0.5	0.5
Incentive Compensation	-	-	6.2

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009, 2008 AND 2007

(dollars in tables in thousands, except per share data)

At December 31, 2009, the Manager, through its affiliates, and principals of Fortress, owned 3.8 million shares of Newcastle’s common stock and the Manager, through its affiliates, had options to purchase an additional 1.7 million shares of Newcastle’s common stock (Note 9).

In 2009, principals of Fortress sold an aggregate of 1.1 million common shares of Newcastle to third parties at market prices.

At December 31, 2009 and December 31, 2008, Due To Affiliates is comprised of $1.5 million and $1.5 million, respectively, of management fees and expense reimbursements payable to the Manager.

Other Affiliates

In November 2003, Newcastle and a private investment fund managed by an affiliate of its manager co-invested and each indirectly own an approximately 38% interest in a limited liability company (Note 3) that has acquired a pool of franchise loans from a third party financial institution. Newcastle’s investment in this entity, reflected as an investment in an unconsolidated subsidiary on Newcastle’s consolidated balance sheet, was approximately $0.2 million at December 31, 2009. The remaining approximately 24% interest in the limited liability company is owned by the above-referenced third party financial institution.

In April 2006, Newcastle securitized Subprime Portfolio I and, through Securitization Trust 2006, entered into a servicing agreement with a subprime home equity mortgage lender (the “Subprime Servicer”) to service this portfolio. In July 2006, private equity funds managed by an affiliate of Newcastle’s manager completed the acquisition of the Subprime Servicer. As compensation under the servicing agreement, the Subprime Servicer will receive, on a monthly basis, a net servicing fee equal to 0.5% per annum on the unpaid principal balance of the portfolio. In March 2007, through Securitization Trust 2007, Newcastle entered into a servicing agreement with the Subprime Servicer to service Subprime Portfolio II under substantially the same terms. The outstanding unpaid principal balances of Subprime Portfolios I and II were approximately $587.4 million and $785.0 million at December 31, 2009, respectively.

As of December 31, 2009, Newcastle held on its balance sheet total investments of $231.5 million face amount of real estate securities and related loans issued by affiliates of the Manager. Newcastle earned approximately $15.1 million, $20.4 million and $20.1 million of interest on investments issued by affiliates of the Manager for the years ended December 31, 2009, 2008 and 2007, respectively.

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

Litigation — Newcastle is, from time to time, a defendant in legal actions from transactions conducted in the ordinary course of business. Management, after consultation with legal counsel, believes the ultimate liability arising from such actions which existed at December 31, 2009, if any, will not materially affect Newcastle’s consolidated results of operations or financial position.

Environmental Costs — As a commercial real estate owner, Newcastle is subject to potential environmental costs. At December 31, 2009, management of Newcastle is not aware of any environmental concerns that would have a material adverse effect on Newcastle’s consolidated financial position or results of operations.

Debt Covenants — Newcastle’s debt obligations contain various customary loan covenants. Furthermore, the maturity date of one of Newcastle’s debt obligations has passed. See Note 8.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009, 2008 AND 2007

(dollars in tables in thousands, except per share data)

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

Preferred Dividends in Arrears — As of December 31, 2009 and December 31, 2008, $15.8 million and $2.3 million, respectively, of dividends on Newcastle’s cumulative preferred stock were unpaid and in arrears.

Contingent Gain in CDOs — Newcastle has recorded $1.0 billion of losses in its CDOs in excess of its economic exposure which must eventually be reversed through amortization, sales at gains, or as gains at the deconsolidation or termination of the CDOs. See Notes 3, 4 and 5.

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

Since Newcastle distributed 100% of its 2009, 2008 and 2007 REIT taxable income (if any), no provision has been made for U.S. federal corporate income taxes in the accompanying consolidated financial statements.

Common Stock distributions relating to 2009, 2008, and 2007 were taxable as follows:

	Dividends Per Share (A)		Ordinary/	Capital
	Book Basis	Tax Basis	Qualified Income	Gains	Return of Capital
2009	$0.000	$0.000	0.00%	None	0.00%
2008	$0.750	$0.750	46.31%	None	53.69%
2007	$2.850	$2.850	100.00%	None	None

(A) Any excess of book basis dividends over tax basis dividends would generally be carried forward to the next year for tax purposes.

During 2009, Newcastle repurchased $246.7 million face amount of its outstanding CDO debt at a discount and recorded a $215.3 million gain. The gain recorded upon such cancellation of indebtedness is characterized as ordinary income for tax purposes. In compliance with current tax laws, Newcastle has the ability to defer such ordinary income to future years and intends to defer all or a portion of such gain for 2009.

As of December 31, 2008, Newcastle had a net operating loss carryforward of $(182.4) million. In addition, Newcastle had a net long-term capital loss carryforward of $(198.5) million. The net operating loss carryforward and capital loss carryforward can generally be used to offset ordinary taxable income and taxable capital gains, respectively, in future years. The amounts of net operating loss carryforward and net long-term capital loss carryforward as of December 31, 2009 will be subject to the finalization of the 2009 tax returns and could be materially different from such amounts as of December 31, 2008.

13.	SUBSEQUENT EVENTS

These financial statements include a discussion of material events which have occurred subsequent to December 31, 2009 (referred to as “subsequent events”) through the issuance of these consolidated financial statements on February 19, 2010. Events subsequent to that date have not been considered in these financial statements.

On January 29, 2010, Newcastle Investment Corp. (together with its wholly-owned taxable REIT subsidiary, NIC TRS LLC, the “Company”), entered into an Exchange Agreement, dated as of January 29, 2010 (the “Exchange Agreement”), with Taberna Capital Management, LLC and certain of its affiliates (collectively, “Taberna”), pursuant to which the Company and Taberna agreed to exchange (the “Exchange”) approximately $51.9 million aggregate principal amount of junior subordinated notes due 2035 for approximately $37.6 million face amount of previously issued CDO securities and approximately $9.7 million of cash held by the Company. In other words, as of February 11, 2010, $51.9 million face amount of the company’s debt, in the form of junior subordinated notes payable, was repurchased and effectively retired in exchange for (i) the payment of $9.7 million of cash, and (ii) the reissuance of $37.6 million face amount of CDO bonds payable (which had previously been repurchased by the Company). In connection with the Exchange, the Company paid or reimbursed certain expenses incurred by Taberna, various indenture trustees and their respective advisors in accordance with the terms of the Exchange Agreement. The Company is currently evaluating the impact of this exchange on its financial results, which will be recorded in the first quarter of 2010.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009, 2008 AND 2007

(dollars in tables in thousands, except per share data)

14.	SUMMARY QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

The following is unaudited summary information on Newcastle’s quarterly operations.

2009	Quarter Ended				Year Ended
	March 31 (A)	June 30 (A)	September 30 (A)	December 31	December 31
Interest income	$124,473	$87,338	$75,222	$74,833	$361,866
Interest expense	60,544	54,172	52,438	51,256	218,410

Net interest income (expense)	63,929	33,166	22,784	23,577	143,456
Impairment	307,470	123,407	90,802	26,861	548,540
Other income (loss) (B)	12,304	55,313	128,573	30,789	226,979
Equity in earnings of unconsolidated subsidiaries (C)	13	(28)	296	139	420
Depreciation and amortization	72	73	73	72	290
Other operating expenses	7,519	8,827	7,819	7,446	31,611

Income (loss) from continuing operations	(238,815)	(43,856)	52,959	20,126	(209,586)
Income (loss) from discontinued operations	(33)	(142)	79	(222)	(318)
Preferred dividends	(3,375)	(3,376)	(3,375)	(3,375)	(13,501)

Income (loss) applicable to common stockholders	$(242,223)	$(47,374)	$49,663	$16,529	$(223,405)

Net income (loss) per share of common stock
Basic	$(4.59)	$(0.90)	$0.94	$0.31	$(4.23)

Diluted	$(4.59)	$(0.90)	$0.94	$0.31	$(4.23)

Income (loss) from continuing operations per share of common stock, after preferred dividends and related accretion
Basic	$(4.59)	$(0.90)	$0.94	$0.32	$(4.22)

Diluted	$(4.59)	$(0.90)	$0.94	$0.32	$(4.22)

Income (loss) from discontinued operations per share of common stock
Basic	$-	$-	$-	$(0.01)	$(0.01)

Diluted	$-	$-	$-	$(0.01)	$(0.01)

Weighted average number of shares of common stock outstanding
Basic	52,807	52,836	52,905	52,905	52,864

Diluted	52,807	52,836	52,905	52,905	52,864

2008	Quarter Ended				Year Ended
	March 31 (A)	June 30 (A)	September 30 (A)	December 31	December 31
Interest income	$132,894	$115,018	$113,549	$107,406	$468,867
Interest expense	89,375	73,713	73,651	70,564	307,303

Net interest income (expense)	43,519	41,305	39,898	36,842	161,564
Impairment	69,203	120,424	162,955	2,639,248	2,991,830
Other income (loss) (B)	(4,249)	1,390	(15,166)	(102,941)	(120,966)
Equity in earnings of unconsolidated subsidiaries (C)	708	7,062	419	(32)	8,157
Depreciation and amortization	72	73	73	71	289
Other operating expenses	7,919	8,277	8,450	7,688	32,334

Income (loss) from continuing operations	(37,216)	(79,017)	(146,327)	(2,713,138)	(2,975,698)
Income (loss) from discontinued operations	(3,688)	(5,263)	227	(930)	(9,654)
Preferred dividends	(3,375)	(3,376)	(3,375)	(3,375)	(13,501)

Income (loss) applicable to common stockholders	$(44,279)	$(87,656)	$(149,475)	$(2,717,443)	$(2,998,853)

Net income (loss) per share of common stock
Basic	$(0.84)	$(1.66)	$(2.83)	$(51.48)	$(56.81)

Diluted	$(0.84)	$(1.66)	$(2.83)	$(51.48)	$(56.81)

Income (loss) from continuing operations per share of common stock, after preferred dividends and related accretion
Basic	$(0.77)	$(1.56)	$(2.84)	$(51.46)	$(56.63)

Diluted	$(0.77)	$(1.56)	$(2.84)	$(51.46)	$(56.63)

Income (loss) from discontinued operations per share of common stock
Basic	$(0.07)	$(0.10)	$0.01	$(0.02)	$(0.18)

Diluted	$(0.07)	$(0.10)	$0.01	$(0.02)	$(0.18)

Weighted average number of shares of common stock outstanding
Basic	52,780	52,783	52,789	52,789	52,785

Diluted	52,780	52,783	52,789	52,789	52,785

(A)	The Income Available for Common Stockholders shown agrees with Newcastle’s quarterly report(s) on Form 10-Q as filed with the Securities and Exchange Commission. However, individual line items may vary from such report(s) due to the operations of properties sold, or classified as held for sale, during subsequent periods being retroactively reclassified to Income for Discontinued Operations for all periods presented (Note 5).

(B)	Excluding equity in earnings of unconsolidated subsidiaries.

(C)	Net of income taxes on related taxable subsidiaries, if any.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a)	Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d –15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information is recorded, processed, summarized and reported accurately and on a timely basis. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

(b)	Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Acts) during the most recent fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management concluded that, as of December 31, 2009, the Company’s internal control over financial reporting was effective.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Incorporated by reference to our definitive proxy statement for the 2010 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days after the fiscal year ended December 31, 2009.

Item 11. Executive Compensation.

Incorporated by reference to our definitive proxy statement for the 2010 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days after the fiscal year ended December 31, 2009.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated by reference to our definitive proxy statement for the 2010 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days after the fiscal year ended December 31, 2009.

Item 13. Certain Relationships and Related Transactions, Director Independence.

Incorporated by reference to our definitive proxy statement for the 2010 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days after the fiscal year ended December 31, 2009.

Item 14. Principal Accountant Fees and Services.

Incorporated by reference to our definitive proxy statement for the 2010 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days after the fiscal year ended December 31, 2009.

PART IV

Item 15. Exhibits; Financial Statement Schedules.

(a)     and (c) Financial statements and schedules:

          See “Financial Statements and Supplementary Data.”

(b)     Exhibits filed with this Form 10-K:

3.1	Articles of Amendment and Restatement (incorporated by reference to the Registrant’s Registration Statement on Form S-11 (File No. 333-90578), Exhibit 3.1).

3.2	Articles Supplementary relating to the Series B Preferred Stock (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003, Exhibit 3.3).

3.3	Articles Supplementary relating to the Series C Preferred Stock (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 3.3, filed on October 25, 2005).

3.4	Articles Supplementary relating to the Series D Preferred Stock (incorporated by reference to the Registrant’s Report on Form 8-A, Exhibit 3.1, filed on March 14, 2007).

3.5	Amended and Restated By-laws (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on May 5, 2006).

4.1	Rights Agreement between the Registrant and American Stock Transfer and Trust Company, as Rights Agent, dated October 16, 2002 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2003, Exhibit 4.1).

4.2	Junior Subordinated Indenture between Newcastle Investment Corp. and The Bank of New York Mellon Trust Company, National Association, dated April 30, 2009 (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 4.1, filed on May 4, 2009).

4.3	Pledge and Security Agreement between Newcastle Investment Corp. and The Bank of New York Mellon Trust Company, National Association, as trustee, dated April 30, 2009 (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 4.2, filed on May 4, 2009).

4.4	Pledge, Security Agreement and Account Control Agreement among Newcastle Investment Corp., NIC TP LLC, as pledgor, and The Bank of New York Mellon Trust Company, National Association, as bank and trustee, dated April 30, 2009 (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 4.3, filed on May 4, 2009).

10.1	Amended and Restated Management and Advisory Agreement by and among the Registrant and FIG LLC (formerly known as Fortress Investment Group LLC), dated June 23 2003 (incorporated by reference to the Registrant’s Statement on Form S-11 (File No. 333-106135), Exhibit 10.1).

10.2	Newcastle Investment Corp. Nonqualified Stock Option and Incentive Award Plan Amended and Restated Effective as of February 11, 2004 (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, Exhibit 10.2).

10.3	Exchange Agreement between Newcastle Investment Corp. and Taberna Preferred Funding IV, Ltd., Taberna Preferred Funding V, Ltd., Taberna Preferred Funding VI, Ltd. and Taberna Preferred Funding VII, Ltd., dated April 30, 2009 (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.1, filed on May 4, 2009).

10.4	Exchange Agreement, dated as of January 29, 2010, by and among Newcastle Investment Corp., Taberna Capital Management, LLC, Taberna Preferred Funding IV, Ltd., Taberna Preferred Funding V, Ltd., Taberna Preferred Funding VI, Ltd. and Taberna Preferred Funding VII, Ltd. (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.1, filed on February 2, 2010).

12.1	Statements re: Computation of Ratios.

21.1	Subsidiaries of the Registrant.

31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

NEWCASTLE INVESTMENT CORP.

February 19, 2010

By:	/s/ Wesley R. Edens
Wesley R. Edens
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

February 19, 2010

By:	/s/ Kenneth M. Riis
Kenneth M. Riis
Director and Chief Executive Officer

February 19, 2010

By:	/s/ Brian C. Sigman
Brian C. Sigman
Chief Financial Officer

February 19, 2010

By:	/s/ Kevin J. Finnerty
Kevin J. Finnerty
Director

February 19, 2010

By:	/s/ Stuart A. McFarland
Stuart A. McFarland
Director

February 19, 2010

By:	/s/ David K. McKown
David K. McKown
Director

February 19, 2010

By:	/s/ Peter M. Miller
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

Exhibit Index

3.1	Articles of Amendment and Restatement (incorporated by reference to the Registrant’s Registration Statement on Form S-11 (File No. 333-90578), Exhibit 3.1).

3.2	Articles Supplementary relating to the Series B Preferred Stock (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003, Exhibit 3.3).

3.3	Articles Supplementary relating to the Series C Preferred Stock (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 3.3, filed on October 25, 2005).

3.4	Articles Supplementary relating to the Series D Preferred Stock (incorporated by reference to the Registrant’s Report on Form 8-A, Exhibit 3.1, filed on March 14, 2007).

3.5	Amended and Restated By-laws (incorporated by reference to the Registrant’s Current Report on Form 8-K (Exhibit 3.1, filed on May 5, 2006).

4.1	Rights Agreement between the Registrant and American Stock Transfer and Trust Company, as Rights Agent, dated October 16, 2002 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2002, Exhibit 4.1).

4.2	Junior Subordinated Indenture between Newcastle Investment Corp. and The Bank of New York Mellon Trust Company, National Association, dated April 30, 2009 (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 4.1, filed on May 4, 2009).

4.3	Pledge and Security Agreement between Newcastle Investment Corp. and The Bank of New York Mellon Trust Company, National Association, as trustee, dated April 30, 2009 (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 4.2, filed on May 4, 2009).

4.4	Pledge, Security Agreement and Account Control Agreement among Newcastle Investment Corp., NIC TP LLC, as pledgor, and The Bank of New York Mellon Trust Company, National Association, as bank and trustee, dated April 30, 2009 (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 4.3, filed on May 4, 2009).

10.1	Amended and Restated Management and Advisory Agreement by and among the Registrant and FIG LLC (formerly known as Fortress Investment Group LLC), dated June 23, 2003 (incorporated by reference to the Registrant’s Statement on Form S-11 (File No. 333-106135), Exhibit 10.1).

10.2	Newcastle Investment Corp. Nonqualified Stock Option and Incentive Award Plan Amended and Restated Effective as of February 11, 2004 (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, Exhibit 10.2).

10.3	Exchange Agreement between Newcastle Investment Corp. and Taberna Preferred Funding IV, Ltd., Taberna Preferred Funding V, Ltd., Taberna Preferred Funding VI, Ltd. and Taberna Preferred Funding VII, Ltd., dated April 30, 2009 (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.1, filed on May 4, 2009).

10.4	Exchange Agreement, dated as of January 29, 2010, by and among Newcastle Investment Corp., Taberna Capital Management, LLC, Taberna Preferred Funding IV, Ltd., Taberna Preferred Funding V, Ltd., Taberna Preferred Funding VI, Ltd. and Taberna Preferred Funding VII, Ltd. (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.1, filed on February 2, 2010).

12.1	Statements re: Computation of Ratios.

21.1	Subsidiaries of the Registrant.

31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.