Form 10-Q
period 2010-03-31
NEWCASTLE INVESTMENT CORP
filed 2010-05-10
CIK 1175483

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒    (Do not check if a smaller reporting company)

Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Common stock, $0.01 par value per share: 62,004,181 shares outstanding as of May 5, 2010.

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

•	legislative/regulatory changes, including but not limited to, any modification of the terms of loans or requirements with respect to asset-backed securities that we may issue;

•	reductions in cash flows received from our investments, particularly our CDOs;

•	completion of pending investments;

•	the availability and cost of capital for future investments;

•	competition within the finance and real estate industries; and

•	other risks detailed from time to time below, particularly under the heading “Risk Factors,” and in our other SEC reports.

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

NEWCASTLE INVESTMENT CORP.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	March 31, 2010 (Unaudited)	December 31, 2009
Assets
Non-Recourse VIE Financing Structures
Real estate securities, available for sale	$1,762,830	$1,784,487
Real estate related loans, held for sale, net	578,166	554,367
Residential mortgage loans, held for sale, net	404,474	380,123
Subprime mortgage loans subject to call option	403,190	403,006
Restricted cash	233,979	200,251
Receivables from brokers, dealers and clearing organizations	843	—
Receivables and other assets	33,271	36,643

	3,416,753	3,358,877

Recourse Financing Structures and Unlevered Assets
Real estate securities, available for sale	1,597	46,308
Real estate related loans, held for sale, net	9,722	19,495
Residential mortgage loans, held for sale, net	3,516	3,524
Investments in equity method investees	41	193
Operating real estate, held for sale	9,966	9,966
Cash and cash equivalents	11,838	68,300
Restricted cash	54	5,127
Receivables from brokers, dealers and clearing organizations	16,116	—
Receivables and other assets	1,640	2,838

	54,490	155,751

	$3,471,243	$3,514,628

Liabilities and Stockholders’ Equity (Deficit)
Liabilities
Non-Recourse VIE Financing Structures
CDO bonds payable	$3,623,503	$4,058,928
Other bonds payable	292,486	303,697
Notes payable	4,681	—
Financing of subprime mortgage loans subject to call option	403,190	403,006
Derivative liabilities	184,798	203,054
Accrued expenses and other liabilities	2,444	2,992

	4,511,102	4,971,677

Recourse Financing Structures and Other Liabilities
Repurchase agreements	12,889	71,309
Junior subordinated notes payable	51,257	103,264
Derivative liabilities	—	4,100
Dividends payable	78	—
Due to affiliates	1,482	1,497
Payables to brokers, dealers and clearing organizations	7,407	—
Accrued expenses and other liabilities	4,806	3,433

	77,919	183,603

	4,589,021	5,155,280

Stockholders’ Equity (Deficit)
Preferred stock, $0.01 par value, 100,000,000 shares authorized, 1,347,321 and 2,500,000 shares of 9.75% Series B Cumulative Redeemable Preferred Stock, 496,000 and 1,600,000 shares of 8.05% Series C Cumulative Redeemable Preferred Stock, and 620,000 and 2,000,000 shares of 8.375% Series D Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	61,583	152,500
Common stock, $0.01 par value, 500,000,000 shares authorized, 62,004,181 and 52,912,513 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	620	529
Additional paid-in capital	1,065,302	1,033,520
Accumulated deficit	(1,809,759)	(2,193,383)
Accumulated other comprehensive income (loss)	(435,524)	(633,818)

	(1,117,778)	(1,640,652)

	$3,471,243	$3,514,628

See notes to consolidated financial statements

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(dollars in thousands, except share data)

	Three Months Ended March 31,
	2010	2009
Interest income	$70,092	$124,473
Interest expense	45,589	60,544

Net interest income	24,503	63,929

Impairment
Valuation allowance (reversal) on loans	(95,774)	120,888
Other-than-temporary impairment on securities	64,856	186,582
Portion of other-than-temporary impairment on securities recognized in other comprehensive income	(37,114)	—

	(68,032)	307,470

Net interest income (loss) after impairment	92,535	(243,541)
Other Income (Loss)
Gain (loss) on settlement of investments, net	9,677	(8,047)
Gain (loss) on extinguishment of debt	48,346	26,845
Other income (loss), net	(1,565)	(6,494)
Equity in earnings (losses) of equity method investees	85	13

	56,543	12,317

Expenses
Loan and security servicing expense	1,035	1,402
General and administrative expense	3,038	1,626
Management fee to affiliate	4,477	4,491
Depreciation and amortization	63	72

	8,613	7,591

Income (loss) from continuing operations	140,465	(238,815)
Income (loss) from discontinued operations	(40)	(33)

Net Income (Loss)	140,425	(238,848)
Preferred dividends	(3,268)	(3,375)
Excess of carrying amount of exchanged preferred stock over fair value of consideration paid - Note 9	43,043	—

Income (Loss) Applicable to Common Stockholders	$180,200	$(242,223)

Income (Loss) Per Share of Common Stock
Basic	$3.36	$(4.59)

Diluted	$3.36	$(4.59)

Income (loss) from continuing operations per share of common stock, after preferred dividends and excess of carrying amount of exchanged preferred stock over fair value of consideration paid
Basic	$3.36	$(4.59)

Diluted	$3.36	$(4.59)

Income (loss) from discontinued operations per share of common stock
Basic	$—	$0.00

Diluted	$—	$0.00

Weighted Average Number of Shares of Common Stock Outstanding
Basic	53,619,643	52,807,232

Diluted	53,619,643	52,807,232

Dividends Declared per Share of Common Stock	$—	$—

See notes to consolidated financial statements

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2010

(dollars in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accum. Other Comp. Income (Loss)	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Stockholders’ equity (deficit) - December 31, 2009	6,100,000	$152,500	52,912,513	$529	$1,033,520	$(2,193,383)	$(633,818)	$(1,640,652)
Preferred dividends declared	—	—	—	—	—	(19,019)	—	(19,019)
Exchange of preferred stock for common stock and cash	(3,636,679)	(90,917)	9,091,668	91	31,782	43,043	—	(16,001)
Deconsolidation of CDO VII:
Cumulative net loss	—	—	—	—	—	219,175	—	219,175
Deconsolidation of unrealized loss on securities	—	—	—	—	—	—	40,715	40,715
Deconsolidation of unrealized loss on derivatives designated as cash flow hedges	—	—	—	—	—	—	28,514	28,514
Comprehensive income:
Net income (loss)	—	—	—	—	—	140,425	—	140,425
Net unrealized gain on securities	—	—	—	—	—	—	117,928	117,928
Reclassification of net realized loss on securities into earnings	—	—	—	—	—	—	14,786	14,786
Net unrealized gain on derivatives designated as cash flow hedges	—	—	—	—	—	—	(8,528)	(8,528)
Reclassification of net realized loss on derivatives designated as cash flow hedges into earnings	—	—	—	—	—	—	4,879	4,879

Total comprehensive income (loss)								269,490

Stockholders’ equity (deficit) - March 31. 2010	2,463,321	$61,583	62,004,181	$620	$1,065,302	$(1,809,759)	$(435,524)	$(1,117,778)

See notes to consolidated financial statements

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2010	2009
Cash Flows From Operating Activities
Net income (loss)	$140,425	$(238,848)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities (inclusive of amounts related to discontinued operations):
Depreciation and amortization	63	78
Accretion of discount and other amortization	(1,181)	(39,308)
Interest income in CDOs redirected for reinvestment or CDO bonds paydown	(4,639)	(3,232)
Valuation allowance on loans	(95,774)	120,888
Non-cash directors’ compensation	—	15
(Gain) on sale of investments	(9,677)	8,051
Unrealized (gain) loss on non-hedge derivatives and hedge ineffectiveness	1,749	6,505
Other-than-temporary impairment on securities	27,742	186,582
(Gain) loss on extinguishment of debt	(48,346)	(26,845)
Equity in (earnings) losses of equity method investees	(85)	(13)
Distributions of earnings from equity method investees	85	13
Change in:
Restricted cash	(122)	4,053
Receivables and other assets	2,346	8,791
Due to affiliates	(15)	(35)
Accrued expenses and other liabilities	744	(621)

Net cash provided by (used in) operating activities	13,315	26,074

Cash Flows From Investing Activities
Purchase of real estate securities	(3)	(1,800)
Proceeds from sale of real estate securities	26,022	131,120
Purchase of and advances on loans	—	(13,130)
Repayments of loan and security principal	22,901	17,339
Margin received on derivative instruments	5,073	2,760
Return of margin deposits on total rate of return swaps (treated as derivative instruments)	—	37
Payments on settlement of derivative instruments	(3,668)	(9,487)
Proceeds from sale of real estate held for sale	—	1,350
Distributions of capital from equity method investees	152	35

Net cash provided by (used in) in investing activities	50,477	128,224

Cash Flows From Financing Activities
Repayments and repurchases of CDO bonds payable	(11,355)	(638)
Repayments of other bonds payable	(11,346)	(39,516)
Repayments of repurchase agreements	(58,420)	(145,629)
Margin deposits under repurchase agreements	—	(3,422)
Return of margin deposits under repurchase agreements	—	3,705
Cash consideration paid in exchange for junior subordinated notes	(9,715)	—
Cash consideration paid to redeem preferred stock	(16,001)	—
Dividends paid	(18,942)	—
Payment of deferred financing costs	—	(200)
Restricted cash returned from refinancing activities	5,525	38,386

Net cash provided by (used in) financing activities	(120,254)	(147,314)

Net Increase (Decrease) in Cash and Cash Equivalents	(56,462)	6,984
Cash and Cash Equivalents, Beginning of Period	68,300	49,746

Cash and Cash Equivalents, End of Period	$11,838	$56,730

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest expense	$32,506	$44,305
Supplemental Schedule of Non-Cash Investing and Financing Activities
Preferred stock dividends declared but not paid	$78	$—
Common stock issued to redeem preferred stock	$28,457	$—
Face amount of CDO bonds issued in exchange for previously issued junior subordinated notes of $52,094	$37,625	$—

See notes to consolidated financial statements

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2010

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

Approximately 3.8 million shares of Newcastle’s common stock were held by the Manager, through its affiliates, and the principals of an affiliate of the Manager at March 31, 2010. In addition, the Manager, through its affiliates, held options to purchase approximately 1.7 million shares of Newcastle’s common stock at March 31, 2010.

The accompanying consolidated financial statements and related notes of Newcastle have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under U.S. generally accepted accounting principles have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of Newcastle’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These financial statements should be read in conjunction with Newcastle’s consolidated financial statements for the year ended December 31, 2009 and notes thereto included in Newcastle’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. Capitalized terms used herein, and not otherwise defined, are defined in Newcastle’s consolidated financial statements for the year ended December 31, 2009.

Change in Presentation

Newcastle has changed the format of its consolidated balance sheets for all periods presented to reflect the requirements of new guidance which became effective January 1, 2010. This change in format did not have any effect on any of the reported line items within the balance sheets, other than breaking them out by financing type, or on the statement of consolidated equity (deficit).

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

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2010

(dollars in tables in thousands, except share data)

Summary financial data on Newcastle’s segments is given below, together with a reconciliation to the same data for Newcastle as a whole:

	CDOs (A)	Other Non-Recourse (A) (B)	Recourse	Unlevered	Unallocated	Total
Three Months Ended March 31, 2010
Interest income	$50,943	$18,046	$859	$223	$21	$70,092
Interest expense	28,866	15,039	627	—	1,057	45,589

Net interest income (expense)	22,077	3,007	232	223	(1,036)	24,503
Impairment	(30,846)	(37,292)	(60)	166	—	(68,032)
Other income (loss)	59,722	(1,398)	(663)	(1,118)	—	56,543
Depreciation and amortization	—	—	—	—	63	63
Other operating expenses	352	678	4	1	7,515	8,550

Income (loss) from continuing operations	112,293	38,223	(375)	(1,062)	(8,614)	140,465
Income (loss) from discontinued operations	—	—	—	(40)	—	(40)

Net income (loss)	112,293	38,223	(375)	(1,102)	(8,614)	140,425
Preferred dividends	—	—	—	—	(3,268)	(3,268)
Excess of carrying amount of exchanged preferred stock over fair value of consideration paid - Note 9	—	—	—	—	43,043	43,043

Income (loss) applicable to common stockholders	$112,293	$38,223	$(375)	$(1,102)	$31,161	$180,200

March 31, 2010
Investments (C) (D)	$2,388,797	$759,863	$18,994	$5,848	$—	$3,173,502
Cash and restricted cash	233,979	—	200	260	11,432	245,871
Other assets	34,114	—	143	16,133	1,480	51,870

Total assets	2,656,890	759,863	19,337	22,241	12,912	3,471,243

Debt (D)	(3,628,184)	(695,676)	(12,889)	—	(51,257)	(4,388,006)
Derivative liabilities	(160,736)	(24,062)	—	—	—	(184,798)
Other liabilities	(1,772)	(672)	(611)	(137)	(13,025)	(16,217)

Total liabilities	(3,790,692)	(720,410)	(13,500)	(137)	(64,282)	(4,589,021)

Preferred stock	—	—	—	—	(61,583)	(61,583)

GAAP book value (E)	$(1,133,802)	$39,453	$5,837	$22,104	$(112,953)	$(1,179,361)

Three Months Ended March 31, 2009
Interest income	$100,763	$20,342	$2,518	$829	$21	$124,473
Interest expense	38,314	19,156	1,197	—	1,877	60,544

Net interest income (expense)	62,449	1,186	1,321	829	(1,856)	63,929
Impairment	279,941	3,596	21,294	2,639	—	307,470
Other income (loss)	13,800	(5,681)	4,233	(37)	2	12,317
Depreciation and amortization	—	—	—	—	72	72
Other operating expenses	440	941	22	1	6,115	7,519

Income (loss) from continuing operations	(204,132)	(9,032)	(15,762)	(1,848)	(8,041)	(238,815)
Income (loss) from discontinued operations	—	—	—	(33)	—	(33)

Net income (loss)	(204,132)	(9,032)	(15,762)	(1,881)	(8,041)	(238,848)
Preferred dividends	—	—	—	—	(3,375)	(3,375)

Income (loss) applicable to common stockholders	$(204,132)	$(9,032)	$(15,762)	$(1,881)	$(11,416)	$(242,223)

(A)	Assets held within CDOs and other non-recourse structures are not available to satisfy obligations outside of such financings, except to the extent Newcastle receives net cash flow distributions from such structures. Furthermore, economic losses from such structures cannot exceed Newcastle’s invested equity in them. Therefore, economically their book value cannot be less than zero, except for the amounts described in note (B) below.
(B)	Includes all of the manufactured housing loan financing, of which $7.0 million (carrying value) was recourse as of March 31, 2010.
(C)	At March 31, 2010, carrying values of investments in the unlevered segment include $1.6 million of real estate securities, $4.2 million of real estate related loans and $0.04 million of interests in a joint venture.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2010

(dollars in tables in thousands, except share data)

(D)	Included in the other non-recourse segment were $403.2 million of Investments and Debt at March 31, 2010, representing the loans subject to call option of the two subprime securitizations and the corresponding financing.
(E)	Newcastle cannot economically lose more than its investment amount in any given non-recourse financing structure. Therefore, impairment recorded in excess of such investment, which results in negative GAAP book value for a given non-recourse financing structure, cannot economically be incurred and will eventually be reversed through amortization, sales at gains, or as gains at the deconsolidation or termination of such non-recourse financing structure. For non-recourse financing structures with negative GAAP book value, except as noted in (B) above, the aggregate negative GAAP book value which will eventually be recorded as an increase to GAAP book value is $706.8 million as of March 31, 2010.

Equity Method Investees

The following table summarizes the activity for significant equity method investees:

Real Estate Loan
Balance at December 31, 2009	$193
Distributions from equity method investees	(237)
Equity in earnings of equity method investees	85

Balance at March 31, 2010	$41

Variable Interest Entities (“VIEs”)

In June 2009, the FASB issued new guidance which changes the definition of a VIE and changes the methodology to determine who is the primary beneficiary of, or in other words who consolidates, a VIE. Furthermore, it eliminates the scope exception for qualified special purpose entities (QSPEs), which are now subject to the VIE consolidation rules. This guidance is effective for fiscal years beginning after November 15, 2009. As a result, on January 1, 2010, Newcastle deconsolidated a non-recourse financing structure, CDO VII. Newcastle determined that it does not have the current power to direct the relevant activities of CDO VII as an event of default had occurred and we may be removed as the collateral manager by a single party. The deconsolidation has reduced Newcastle’s gross assets by $149.4 million, reduced liabilities by $437.8 million and increased equity by $288.4 million. The deconsolidation also reduced revenues and expenses, but its impact was not material to the net income applicable to common stockholders. As a result of this new guidance, Newcastle has interests in the following unconsolidated VIE at March 31, 2010, in which it has a significant interest, in addition to the subprime securitizations which are described in Note 4:

Entity	Gross Assets (A)	Debt (B)	Carrying Value of Newcastle’s Investment (C)
CDO VII	$493,449	$516,521	$—

(A)	Face amount.
(B)	Includes $60.0 million face amount of debt owned by Newcastle with a carrying value of zero at March 31, 2010.
(C)	Represent’s Newcastle’s maximum exposure to loss from these entities.

Gain (Loss) on Settlement of Investments, Net and Other Income (Loss), Net

These items are comprised of the following:

	Three Months Ended March 31,
	2010	2009
Gain (loss) on settlement of investments, net
Gain on settlement of real estate securities	$13,817	$7,388
Loss on settlement of real estate securities	(861)	(15,619)
Gain on disposition of loans held for sale	—	180
Realized gain (loss) on termination of derivative instruments	(3,279)	4

	$9,677	$(8,047)

Other income (loss), net
Gain (loss) on non-hedge derivative instruments	$(1,748)$	3,116
Unrealized (loss) recognized at de-designation of hedges	—	(8,797)
Hedge ineffectiveness	(1)	(828)
Other income (loss)	184	15

	$(1,565)	$(6,494)

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2010

(dollars in tables in thousands, except share data)

3. REAL ESTATE SECURITIES

The following is a summary of Newcastle’s real estate securities at March 31, 2010, all of which are classified as available for sale and are, therefore, reported at fair value with changes in fair value recorded in other comprehensive income, except for securities that are other-than-temporarily impaired.

	Amortized Cost Basis									Weighted Average
	Outstanding Face Amount	Before Impairment	Other-Than- Temporary Impairment (A)	After Impairment	Gross Unrealized		Carrying Value (B)	Number of Securities	Rating (C)	Coupon	Yield	Maturity (Years) (D)	Principal Subordination (E)
Asset Type					Gains	Losses
CMBS-Conduit	$1,416,362	$1,228,967	$(446,387)	$782,580	$64,511	$(185,075)	$662,016	190	BBB-	5.77%	9.78%	3.7	10.4%
CMBS- Single Borrower	625,928	609,647	(47,088)	562,559	9,204	(130,577)	441,186	70	BB-	4.24%	5.85%	2.1	8.6%
CMBS-Large Loan	85,305	87,032	(17,514)	69,518	—	(24,369)	45,149	11	B+	1.78%	2.04%	1.0	11.3%
REIT Debt	394,550	394,396	—	394,396	13,128	(15,551)	391,973	46	BB+	6.14%	5.87%	3.8	N/A
ABS-Subprime (F)	418,268	415,103	(248,246)	166,857	6,543	(15,730)	157,670	94	B	1.67%	13.37%	4.2	18.7%
ABS-Manufactured Housing	50,534	49,108	—	49,108	736	(3,503)	46,341	9	BBB+	6.69%	7.25%	5.5	37.2%
ABS-Franchise	32,780	33,170	(20,650)	12,520	42	(2,994)	9,568	15	B	3.84%	5.05%	2.4	18.3%
FNMA/FHLMC (G)	4,164	5,271	—	5,271	58	—	5,329	1	AAA	5.73%	3.98%	3.6	N/A
CDO (H)	78,852	14,734	(14,734)	—	—	—	—	4	C	4.14%	0.00%	—	N/A

Debt Security Total /Average (I)	3,106,743	2,837,428	(794,619)	2,042,809	94,222	(377,799)	1,759,232	440	BB	4.80%	7.87%	3.3

Equity Securities		1,388	(276)	1,112	4,083	—	5,195	2

Total		$2,838,816	$(794,895)	$2,043,921	$98,305	$(377,799)	$1,764,427	$442

(A)	Represents the cumulative impairment against amortized cost basis recorded through earnings, net of the effect of the cumulative adjustment as a result of the adoption of new accounting guidance on impairment in 2009.
(B)	See Note 6 regarding the estimation of fair value, which is equal to carrying value for all securities.
(C)	Represents the weighted average of the ratings of all securities in each asset type, expressed as an S&P equivalent rating. For each security rated by multiple rating agencies, the lowest rating is used. FNMA/FHLMC securities have an implied AAA rating. Ratings provided were determined by third party rating agencies as of a particular date, may not be current and are subject to change (including the assignment of a “negative watch”) at any time.
(D)	The weighted average maturity is based on the timing of expected principal reduction on the assets.
(E)	Percentage of the outstanding face amount of securities that is subordinate to Newcastle’s investments.
(F)	Includes the retained bonds with face amount of $52.5 million and carrying value of $1.6 million from Securitization Trust 2006 and Securitization Trust 2007 (Note 4). The residual interests were fully written off as of March 31, 2010.
(G)	Amortized cost basis and carrying value include principal receivable of $0.9 million.
(H)	Includes one CDO bond issued by a third party and three CDO bonds issued by CDO VII, which has been deconsolidated, and held as investments by Newcastle.
(I)	The total outstanding face amount of fixed rate securities was $2.2 billion, and of floating rate securities was $0.9 billion.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2010

(dollars in tables in thousands, except share data)

Unrealized losses that are considered other-than-temporary are recognized currently in income. During the three months ended March 31, 2010, Newcastle recorded other-than-temporary impairment charges (“OTTI”) of $64.9 million (gross of $37.1 million of the portion of other-than-temporary impairment recognized in other comprehensive income) with respect to real estate securities. Based on management’s analysis of these securities, the performance of the underlying loans and changes in market factors, Newcastle noted adverse changes in the expected cash flows on certain of these securities and concluded that they were other-than-temporarily impaired. Any remaining unrealized losses on Newcastle’s securities were primarily the result of changes in market factors, rather than issue-specific credit impairment. The following table summarizes Newcastle’s securities in an unrealized loss position as of March 31, 2010.

	Amortized Cost Basis				Gross Unrealized				Weighted Average
Securities in an Unrealized Loss Position	Outstanding Face Amount	Before Impairment	Other-than- Temporary Impairment	After Impairment	Gains	Losses	Carrying Value	Number of Securities	Rating	Coupon	Yield	Maturity (Years)
Less Than Twelve Months	$191,811	$156,835	$(65,805)	$91,030	$—	$(4,979)	86,051	25	BB+	5.11%	11.46%	4.7
Twelve or More Months	1,437,391	1,429,357	(220,955)	1,208,402	—	(372,820)	835,582	232	BB-	4.61%	5.15%	3.2

Total	$1,629,202	$1,586,192	$(286,760)	$1,299,432	$—	$(377,799)	$921,633	257	BB	4.67%	5.59%	3.4

Newcastle performed an assessment of all of its debt securities that are in an unrealized loss position (unrealized loss position exists when a security’s amortized cost basis, excluding the effect of OTTI, exceeds its fair value) and determined the following:

	March 31, 2010
	Fair Value	Amortized Cost Basis	Unrealized Losses
			Credit (B)	Non-Credit (C)
Securities Newcastle intends to sell	$—	$—	$—	N/A
Securities Newcastle is more likely than not to be required to sell (A)	—	—	—	N/A
Securities Newcastle has no intent to sell and is not more likely than not to be required to sell:
Credit impaired securities	80,288	127,790	(283,219)	(47,502)
Non credit impaired securities	841,345	1,171,642	—	(330,297)

Total debt securities in an unrealized loss position	921,633	1,299,432	(283,219)	(377,799)

(A)	Newcastle may, at times, be more likely than not to be required to sell certain securities for liquidity purposes. While the amount of the securities to be sold may be an estimate, and the securities to be sold have not yet been identified, Newcastle must make its best estimate, which is subject to significant judgment regarding future events, and may differ materially from actual future sales.
(B)	Excluding the effect of previously recorded OTTI. This amount is required to be recorded as other-than-temporary impairment through earnings. In measuring the portion of credit losses, Newcastle’s management estimates the expected cash flow for each of the securities. This evaluation includes a review of the credit status and the performance of the collateral supporting those securities, including the credit of the issuer, key terms of the securities and the effect of local, industry and broader economic trends. Significant inputs in estimating the cash flows include management’s expectations of prepayment speeds, default rates and loss severities. Credit losses are measured as the decline in the present value of the expected future cash flows discounted at the investment’s effective interest rate.
(C)	This amount represents unrealized losses on securities that are due to non-credit factors and is required to be recorded through other comprehensive income.

The following table summarizes the activity related to credit losses on debt securities for the three months ended March 31, 2010:

Beginning balance of credit losses on debt securities for which a portion of an OTTI was recognized in other comprehensive income	$(408,782)

Additions for credit losses on securities for which an OTTI was not previously recognized	(1,113)

Increases to credit losses on securities for which an OTTI was previously recognized and a portion of an OTTI was recognized in other comprehensive income	(37,426)

Additions for credit losses on securities for which an OTTI was previously recognized without any portion of OTTI recognized in other comprehensive income	(65,330)

Reduction for credit losses on securities for which no OTTI was recognized in other comprehensive income at March 31, 2010	115,400

Reduction for securities sold during the period	7,412

Reduction for securities deconsolidated during the period	105,356

Reduction for increases in cash flows expected to be collected that are recognized over the remaining life of the security	1,264

Ending balance of credit losses on debt securities for which a portion of an OTTI was recognized in other comprehensive income	$(283,219)

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2010

(dollars in tables in thousands, except share data)

The table below summarizes the geographic distribution of the collateral securing our CMBS and ABS at March 31, 2010 (in thousands):

	CMBS		ABS
Geographic Location	Outstanding Face Amount	Percentage	Outstanding Face Amount	Percentage
Western U.S.	$532,005	25.0%	$144,851	28.9%
Northeastern U.S.	484,626	22.8%	93,823	18.7%
Southeastern U.S.	412,327	19.4%	121,259	24.2%
Midwestern U.S.	284,932	13.4%	68,972	13.8%
Southwestern U.S.	236,096	11.1%	55,788	11.1%
Other	155,406	7.3%	16,881	3.3%
Foreign	22,203	1.0%	8	0.0%

	$2,127,595	100.0%	$501,582	100.0%

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

4. REAL ESTATE RELATED LOANS, RESIDENTIAL MORTGAGE LOANS AND SUBPRIME MORTGAGE LOANS

All of Newcastle’s loan investments were classified as held for sale as of March 31, 2010 and December 31, 2009 and marked to the lower of carrying value or fair value.

The following is a summary of real estate related loans, residential mortgage loans and subprime mortgage loans at March 31, 2010. The loans contain various terms, including fixed and floating rates, self-amortizing and interest only. They are generally subject to prepayment.

Loan Type	Outstanding Face Amount	Carrying Value	Loan Count	Wtd. Avg. Yield	Weighted Average Coupon	Weighted Average Maturity (Years) (A)	Floating Rate Loans as a % of Face Amount	Delinquent Face Amount (B)
Mezzanine Loans	$717,134	$250,066	21	36.52%	4.76%	1.9	85.5%	$130,258
Corporate Bank Loans	291,598	207,246	9	11.11%	7.95%	3.7	100.0%	37,081
B-Notes	308,006	101,452	11	26.58%	4.43%	2.0	84.2%	131,589
Whole Loans	56,085	29,124	3	19.09%	2.91%	4.7	96.2%	—

Total Real Estate Related Loans Held for Sale, Net (C)	$1,372,823	$587,888	44	24.98%	5.29%	2.4	88.7%	$298,928

Residential Loans	$67,694	$51,316	236	5.12%	2.53%	5.7	100.0%	$6,570
Manufactured Housing Loans Portfolio I	166,684	135,609	4,288	8.48%	8.76%	7.4	1.3%	2,629
Manufactured Housing Loans Portfolio II	236,065	221,065	7,790	8.45%	9.75%	6.6	17.3%	4,101

Total Residential Mortgage Loans Held for Sale, Net (C)	$470,443	$407,990	12,314	8.04%	8.36%	6.8	23.5%	$13,300

Subprime Mortgage Loans Subject to Call Option	$406,217	$403,190

(A)	The weighted average maturity is based on the timing of expected principal reduction on the assets.
(B)	Includes loans that are non-performing, in foreclosure, under bankruptcy, or considered real estate owned.
(C)	Carrying value includes interest receivable of $0.1 million for the residential housing loans and principal and interest receivable of $6.6 million for the manufactured housing loans.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2010

(dollars in tables in thousands, except share data)

The following is a reconciliation of the related loss allowance.

	Real Estate Related Loans	Residential Mortgage Loans
Balance at December 31, 2009	$(822,409)	$(96,409)
Charge-offs	13,199	2,620
Deconsolidation of CDO VII	5,263	—
Recoveries	—	—
Valuation (allowance) reversal on loans	59,092	36,682

Balance at March 31, 2010	$(744,855)	$(57,107)

The charge-offs of $13.2 million for the three months ended March 31, 2010 represent two loans which were either sold or paid off at a discounted price during the period.

Securitization of Subprime Mortgage Loans

The following table presents information on the retained interests in Newcastle’s securitizations of subprime mortgage loans at March 31, 2010:

	Subprime Portfolio
	I	II
Total securitized loans (unpaid principal balance) (A)	$571,635	$754,874
Loans subject to call option (carrying value)	$299,176	$104,014
Retained interests (fair value) (B)	$1,377	$192

(A)	Average loan seasoning of 56 months and 38 months for Subprime Portfolios I and II, respectively, at March 31, 2010.
(B)	The retained interests include retained bonds of the securitizations. As of March 31, 2010, Newcastle’s residual interests have been written off. Fair value is estimated based on pricing models.

The following table summarizes certain characteristics of the underlying subprime mortgage loans, and related financing, in the securitizations as of March 31, 2010:

	Subprime Portfolio
	I	II
Loan unpaid principal balance (UPB)	$571,635	$754,874
Weighted average coupon rate of loans	6.83%	6.55%
Delinquencies of 60 or more days (UPB) (A)	$159,833	$279,077
Net credit losses for the three months ended March 31, 2010	$9,462	$21,145
Cumulative net credit losses	$134,989	$124,392
Cumulative net credit losses as a % of original UPB	8.99%	11.43%
Percentage of ARM loans (B)	53.5%	66.1%
Percentage of loans with loan-to-value ratio >90%	10.50%	17.20%
Percentage of interest-only loans	23.2%	3.9%
Face amount of debt (C)	$551,270	$722,057
Weighted average funding cost of debt (D)	1.57%	2.02%

(A)	Delinquencies include loans 60 or more days past due, in foreclosure, under bankruptcy filing or real estate owned.
(B)	ARM loans are adjustable-rate mortgage loans. An option ARM is an adjustable-rate mortgage that provides the borrower with an option to choose from several payment amounts each month for a specified period of the loan term. None of the loans in the subprime portfolios are an option ARM.
(C)	Excludes face amount of $19.7 million and $32.8 million of retained notes for Subprime Portfolios I and II, respectively, at March 31, 2010.
(D)	Includes the effect of applicable hedges.

Newcastle received net cash inflows of $0.1 million and $0.2 million from the retained interests of Subprime Portfolios I and II, respectively, during the three months ended March 31, 2010.

The weighted average yield of the retained notes of Subprime Portfolios I and II was 18.38%, as of March 31, 2010. The loans subject to call option and the corresponding financing recognize interest income and expense based on the expected weighted average coupons of the loans subject to call option at the call date of 9.24% and 8.68% for Subprime Portfolio’s I and II, respectively.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2010

(dollars in tables in thousands, except share data)

5. DEBT OBLIGATIONS

The following table presents certain information regarding Newcastle’s debt obligations and related hedges at March 31, 2010:

											Collateral
Debt Obligation/Collateral	Month Issued		Outstanding Face Amount	Carrying Value	Unhedged Weighted Average Funding Cost (A)	Final Stated Maturity		Weighted Average Funding Cost (B)	Weighted Average Maturity (Years)	Face Amount of Floating Rate Debt	Outstanding Face Amount (C)	Amortized Cost Basis (C)	Carrying Value (C)	Weighted Average Maturity (Years)	Floating Rate Face Amount (C)	Aggregate Notional Amount of Current Hedges
CDO Bonds Payable
CDO IV (D)	Mar 2004		$365,447	$364,347	1.21%	Mar 2039		2.89%	2.9	$341,411	$416,783	$353,067	$261,887	3.2	$165,566	$165,300
CDO V (D)	Sep 2004		440,773	439,219	0.99%	Sep 2039		2.73%	3.1	428,395	502,232	375,718	285,052	3.3	205,773	188,367
CDO VI (D)	Apr 2005		435,043	433,585	0.75%	Apr 2040		3.13%	3.9	427,150	482,713	261,387	222,943	2.9	171,613	224,702
CDO VIII	Nov 2006		675,563	675,149	0.94%	Nov 2052		2.08%	3.8	667,963	814,914	458,787	465,321	3.6	571,584	161,655
CDO IX	May 2007		532,125	537,249	0.78%	May 2052		1.59%	4.7	532,125	828,094	452,632	465,089	2.4	628,042	91,694
CDO X	Jul 2007		1,175,000	1,173,954	0.37%	Jul 2052		4.49%	5.3	1,175,000	1,336,375	1,003,997	925,559	3.7	297,300	943,764

			3,623,951	3,623,503				3.08%	4.3	3,572,044	4,381,111	2,905,588	2,625,851	3.3	2,039,878	1,775,482

Other Bonds Payable
MH loans Portfolio I (E)	Jan 2006		101,719	101,718	LIBOR+0.75%	(E	)	5.21%	—	101,719	166,684	135,609	135,609	7.4	2,123	—
MH loans Portfolio II (F)	Aug 2006		191,336	190,768	LIBOR+1.00%	Aug 2011		6.25%	1.2	191,336	236,065	221,065	221,065	6.6	40,852	—

			293,055	292,486				5.89%	0.8	293,055	402,749	356,674	356,674	6.9	42,975	—

Notes Payable (J)
Residential Mortgage Loans	Aug 2004		4,681	4,681	LIBOR+0.90%	Dec 2034		1.15%	5.8	4,681	4,681	4,681	4,681	5.8	4,681	—

			4,681	4,681				1.15%	5.8	4,681	4,681	4,681	4,681	5.8	4,681	—

Repurchase Agreements (G)
RE securities, loans and properties	Various		12,889	12,889	LIBOR+2.43%	(G	)	2.68%	—	12,889	153,285	18,994	18,994	0.3	141,332	—

			12,889	12,889				2.68%	—	12,889	153,285	18,994	18,994	0.3	141,332	—

Corporate
Junior subordinated notes payable (H)	Mar 2006		51,004	51,257	7.574%(H)	Apr 2035		7.42%	25.1	—	—	—	—	—	—	—

			51,004	51,257				7.42%	25.1	—	—	—	—	—	—	—

Subtotal debt obligations			3,985,580	3,984,816				3.33%	4.3	$3,882,669	$4,941,826	$3,285,937	$3,006,200	3.5	$2,228,866	$1,775,482

Financing on subprime mortgage loans subject to call option	(I	)	406,217	403,190

Total debt obligations			$4,391,797	$4,388,006

(A)	Weighted average, including floating and fixed rate classes and excluding the amortization of deferred financing costs.
(B)	Including the effect of applicable hedges.
(C)	Including restricted cash held for reinvestment in CDOs. The face amount and carrying value of Newcastle’s unlevered investments (real estate loans and securities) were $179.0 million and $5.8 million, respectively, as of March 31, 2010.
(D)	CDOs IV, V and VI were not in compliance with their applicable over collateralization tests as of March 31, 2010. Newcastle is not receiving cash flows from these CDOs (other than senior management fees) and expects these CDOs to remain out of compliance for the foreseeable future.
(E)	See further description below.
(F)	Of which $7.1 million face amount is recourse financing.
(G)	The counterparties on these repurchase agreements are Deutsche Bank ($4.9 million) and Citigroup ($8.0 million). These non-FNMA/FHLMC financings were repaid in full in April 2010.
(H)	In April 2009, Newcastle entered into an exchange agreement with the holder of the trust preferred securities under which Newcastle will effectively be accruing interest at a rate of 1.0% per annum beginning February 1, 2009 for a maximum of six quarters, after which the rate reverts to 7.574% through April 2016 and to LIBOR + 2.25% after April 2016. In connection with the preferred stock exchange (Note 9), the interest rate reverted to 7.574% on February 1, 2010.
(I)	Issued in April 2006 and July 2007. See Note 4 regarding the securitizations of Subprime Portfolios I and II.
(J)	Notes payable issued to CDO VII, which was previously eliminated in consolidation.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2010

(dollars in tables in thousands, except share data)

See Note 2 regarding the deconsolidation of CDO VII.

In the first quarter of 2010, Newcastle repurchased $56.3 million face amount of CDO bonds for $7.6 million. As a result, Newcastle extinguished $56.3 million face amount of CDO debt and recorded a gain on extinguishment of debt of 48.3 million in the first quarter of 2010.

On January 29, 2010, Newcastle entered into an Exchange Agreement, dated as of January 29, 2010 (the “Exchange Agreement”), with Taberna Capital Management, LLC and certain of its affiliates (collectively, “Taberna”), pursuant to which Newcastle and Taberna agreed to exchange (the “Exchange”) approximately $52.1 million aggregate principal amount of junior subordinated notes due 2035 for approximately $37.6 million face amount of previously issued CDO securities and approximately $9.7 million of cash held by Newcastle. In other words, $51.9 million face amount of Newcastle’s debt, in the form of junior subordinated notes payable, was repurchased and extinguished for GAAP purposes in exchange for (i) the payment of $9.7 million of cash and (ii) the reissuance of $37.6 million face amount of CDO bonds payable (which had previously been repurchased by Newcastle). In connection with the Exchange, Newcastle paid or reimbursed $0.6 million of expenses incurred by Taberna, various indenture trustees and their respective advisors in accordance with the terms of the Exchange Agreement. Newacastle accounted for this exchange as a troubled debt restructuring involving the partial repayment of debt. As a result, Newcastle recorded no gain or loss. The following table presents certain information regarding the exchange:

			Consideration
	Repurchased junior subordinated notes		Cash	Reissued CDO bonds		Total
Outstanding face amount	$51,891		$9,715	$37,625		$47,340
Weighted average coupon	7.574	% (A)	N/A	LIBOR + 0.66	% (B)
Weighted average contractual maturity	April 2035			June 2052
Collateral	General credit of Newcastle			Assets within the respective CDOs

(A)	LIBOR + 2.25% after April 2016
(B)	Weighted average effective interest rate of approximately LIBOR+0.35% after the Exchange.

The fair value of the consideration paid approximated the fair value of the repurchased junior subordinated notes of $16.7 million.

On April 15, 2010, Newcastle completed a securitization transaction to refinance its Manufactured Housing Loans Portfolio I (the “Portfolio”). Newcastle sold approximately $164.1 million outstanding principal balance of manufactured housing loans to Newcastle MH I LLC (the “Issuer”), an indirect wholly-owned subsidiary of Newcastle. The Issuer issued approximately $134.5 million aggregate principal amount of asset-backed notes (the “Notes”), of which $97.6 million was sold to third parties and $36.9 million was sold to certain CDOs managed and consolidated by Newcastle. Beginning in January 2009, the previously existing financing on this portfolio ($101.7 million as of March 31, 2010) became callable at the option of the lender, and the principal and interest payments from the Portfolio (net of expenses and payments related to related interest rate swap contracts) were used to repay the previously existing debt. At the closing of the securitization transaction, Newcastle used the gross proceeds received from the issuance of the Notes to repay the previously existing debt in full, terminate the related interest rate swap contracts, pay the related transaction costs and increase its unrestricted cash by approximately $14 million. Newcastle is currently evaluating the impact of this transaction on its financial results, which will be recorded in the second quarter of 2010.

In April 2010, Newcastle repaid in full its outstanding repurchase agreements of $12.9 million as of March 31, 2010.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2010

(dollars in tables in thousands, except share data)

6. FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair Value Summary Table

Newcastle held the following financial instruments at March 31, 2010:

	Principal Balance or Notional Amount	Carrying Value	Fair Value	Fair Value Method (A)	Weighted Average Yield/Funding Cost	Weighted Average Maturity (Years)
Assets
Non-Recourse VIE Financing Structures (F)
Financial instruments:
Real estate securities, available for sale*	$2,913,513	$1,762,830	$1,762,830	Broker quotations, counterparty quotations, pricing services, pricing models	7.83%	3.5
Real estate related loans, held for sale	1,187,579	578,166	578,181	Broker quotations, counterparty quotations, pricing services, pricing models	24.93%	2.5
Residential mortgage loans, held for sale	466,648	404,474	404,474	Pricing models	8.07%	7.0
Subprime mortgage loans subject to call option (B)	406,217	403,190	403,190	(B)	9.09%	(B	)
Restricted cash*	233,979	233,979	233,979
Receivables and other assets		34,114	34,114

		$3,416,753	$3,416,768

Recourse Financing Structures and Unlevered Assets
Financial instruments:
Real estate securities, available for sale*	$193,230	$1,597	$1,597	Broker quotations, counterparty quotations, pricing services, pricing models	71.50%	0.4
Real estate related loans, held for sale	185,244	9,722	9,722	Broker quotations, counterparty quotations, pricing services, pricing models	28.26%	1.6
Residential mortgage loans, held for sale	3,795	3,516	3,516	Pricing models	4.98%	2.8
Restricted cash*	54	54	54
Cash and cash equivalents*	11,838	11,838	11,838
Investments in equity method investees		41	41
Operating real estate, held for sale		9,966	9,966
Receivables and other assets		17,756	17,756

		$54,490	$54,490

Liabilities
Non-Recourse VIE Financing Structures (F) (G)
Financial instruments:
CDO bonds payable	$3,623,951	$3,623,503	$1,546,623	Pricing models	3.08%	4.3
Other bonds payable ($7.1 million face amount is recourse)	293,055	292,486	269,578	Pricing models	5.89%	0.8
Notes payable	4,681	4,681	3,803	Broker quotation	1.15%	5.8
Financing of subprime mortgage loans subject to call option (B)	406,217	403,190	403,190	(B)	9.09%	(B	)
Interest rate swaps, treated as hedges (C )(E)*	1,775,482	160,736	160,736	Counterparty quotations	N/A	(C	)
Non-hedge derivatives (D)(E)*	239,957	24,062	24,062	Counterparty quotations	N/A	(D	)
Accrued expenses and other liabilities		2,444	2,444

		$4,511,102	$2,410,436

Recourse Financing Structures and Other Liabilities (G)
Financial instruments:
Repurchase agreements	$12,889	$12,889	$12,889	Market comparables	2.68%	0.0
Junior subordinated notes payable	51,004	51,257	16,423	Pricing models	7.42%	25.1
Due to affiliates		1,482	1,482
Accrued expenses and other liabilities		12,291	12,291

		$77,919	$43,085

*	Measured at fair value on a recurring basis.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2010

(dollars in tables in thousands, except share data)

(A)	Methods are listed in order of priority. In the case of real estate securities and real estate related loans, broker quotations are obtained if available and practicable, otherwise counterparty quotations or pricing service valuations are obtained or, finally, internal pricing models are used. Internal pricing models are only used for (i) securities and loans that are not traded in an active market, and, therefore, have little or no price transparency, and for which significant unobservable inputs must be used in estimating fair value, or (ii) loans or debt obligations which are private and untraded.
(B)	These two items result from an option, not an obligation, to repurchase loans from Newcastle’s subprime mortgage loan securitizations (Note 4), are noneconomic until such option is exercised, and are equal and offsetting.
(C)	Represents current swap agreements as follows:

Year of Maturity	Weighted Average Month of Maturity	Aggregate Notional Amount	Weighted Average Fixed Pay Rate	Aggregate Fair Value Liability, Net
Agreements which receive 1-Month LIBOR:
2011	Dec	$91,694	5.00%	$6,266
2014	Oct	16,235	5.09%	1,776
2015	Sep	959,697	5.31%	85,576
2016	May	180,155	5.04%	19,818
2017	Aug	174,034	5.24%	22,680
Agreements which receive 3-Month LIBOR:
2014	Jun	353,667	4.20%	24,620

		$1,775,482		$160,736

(D)	These include three interest rate swaps with a total notional balance of $240.0 million. The maturity dates of the $89.7 million, $4.8 million and $145.4 million interest rate swaps are January 2016, January 2016 and June 2016, respectively. Newcastle entered into these swap agreements to reduce its exposure to interest rate changes on the floating rate financings of its manufactured housing loan portfolios. These swaps were dedesignated as hedges for hedge accounting purposes.
(E)	Newcastle’s derivatives fall into two categories. Derivatives held within Newcastle’s nonrecourse debt structures (primarily CDOs), all of which were liabilities at period end, are not subject to Newcastle’s credit risk as they are senior to all the debt obligations of the related CDO. As a result, no adjustments have been made to the fair value quotations received related to credit risk. Newcastle’s significant derivative counterparties include Bank of America, Deutsche Bank, Wachovia and Credit Suisse.
(F)	Assets held within CDOs and other non-recourse structures are not available to satisfy obligations outside of such financings, except to the extent Newcastle receives net cash flow distributions from such structures. Furthermore, our economic losses from such structures cannot exceed Newcastle’s invested equity in them. Therefore, economically, their net book value cannot be less than zero and as a result, the fair value of Newcastle’s net investments in these non-recourse financing structures is equal to the present value of their expected future net cash flows.
(G)	Newcastle notes that the unrealized gain on the liabilities within such structures cannot be fully realized.

Valuation Hierarchy

The methodologies used for valuing such instruments have been categorized into three broad levels which form a hierarchy. Newcastle follows this hierarchy for its financial instruments measured at fair value on a recurring basis. The classifications are based on the lowest level of input that is significant to the fair value measurement.

The following table summarizes such financial assets and liabilities measured at fair value on a recurring basis at March 31, 2010:

	Principal Balance or Notional Amount	Carrying Value	Fair Value
			Level 2	Level 3A (1)	Level 3B (2)	Total
Assets:
Real estate securities, available for sale:
CMBS	$2,127,595	$1,148,351	$—	$1,044,072	$104,279	$1,148,351
ABS - subprime	418,268	157,670	—	80,622	77,048	157,670
ABS - other real estate	83,314	55,909	—	47,819	8,090	55,909
CDO	78,852	—	—	—	—	—
FNMA / FHLMC	4,164	5,329	5,329	—	—	5,329
REIT debt	394,550	391,973	391,973	—	—	391,973

Debt security total	3,106,743	1,759,232	397,302	1,172,513	189,417	1,759,232

Equity securities		1,112	—	—	5,195	5,195

Total		$1,760,344	$397,302	$1,172,513	$194,612	$1,764,427

Liabilities:
Interest rate swaps, treated as hedges	1,775,482	160,736	160,736	—	—	160,736
Non-hedge derivatives	239,957	24,062	24,062	—	—	24,062

(1)	Third party pricing sources with significant unobservable inputs.
(2)	Internal models with significant unobservable inputs.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2010

(dollars in tables in thousands, except share data)

Newcastle’s investments in instruments measured at fair value on a recurring basis using Level 3 inputs changed during the three months ended March 31, 2010 as follows:

	Level 3A
	CMBS		ABS		Equity/Other Securities	Total
	Conduit	Other	Subprime	Other
Balance at December 31, 2009	$536,092	$397,407	$87,883	$46,059	$—	$1,067,441
Transfers (C)
Transfers from Level 3B	—	—	—	—	—	—
Transfers into Level 3B	(7,954)	(1,206)	(10,538)	—	—	(19,698)
CDO VII Deconsolidation	(32,858)	(3,379)	(10,685)	—	—	(46,922)
Total gains (losses) (A)
Included in net income (loss) (B)	5,614	—	121	—	—	5,735
Included in other comprehensive income (loss)	58,180	41,007	(165)	2,624	—	101,646
Amortization included in interest income	2,867	1,701	2,710	50	—	7,328
Purchases, sales and settlements
Purchases	65,855	10,000	23,361	—	—	99,216
Proceeds from sales	(25,679)	(634)	(6,478)	—	—	(32,791)
Proceeds from repayments	(2,022)	(919)	(5,587)	(914)	—	(9,442)

Balance at March 31, 2010	$600,095	$443,977	$80,622	$47,819	$—	$1,172,513

	Level 3B
	CMBS		ABS		Equity/Other Securities	Total
	Conduit	Other	Subprime	Other
Balance at December 31, 2009	$95,376	$32,744	$85,377	$10,719	$2,620	$226,836
Transfers (C)
Transfers from Level 3A	7,954	1,206	10,538	—	—	19,698
Transfers into Level 3A	—	—	—	—	—	—
CDO VII Deconsolidation	(48,665)	—	(17,890)	(457)	—	(67,012)
Total gains (losses) (A)
Included in net income (loss) (B)	(20,128)	(6)	(4,651)	(2,090)	(279)	(27,154)
Included in other comprehensive income (loss)	31,325	8,447	7,360	472	2,851	50,455
Amortization included in interest income	3,477	95	2,247	181	—	6,000
Purchases, sales and settlements
Purchases	—	—	—	—	3	3
Proceeds from sales	(170)	—	—	—	—	(170)
Proceeds from repayments	(7,249)	(127)	(5,933)	(735)	—	(14,044)

Balance at March 31, 2010	$61,920	$42,359	$77,048	$8,090	$5,195	$194,612

(A)	None of the gains (losses) recorded in earnings during the period is attributable to the change in unrealized gains (losses) relating to Level 3 assets still held at the reporting dates.
(B)

	Three Months Ended March 31, 2010
	Level 3A	Level 3B
Gain (loss) on settlement of investments, net	$6,405	$(82)
Other income (loss), net	—	—
OTTI	(670)	(27,072)

Total	$5,735	$(27,154)

Gain (loss) on settlement of investments, net, from investments transferred into Level 3 during the period	$—	$—

(C)	Transfers are assumed to occur at the beginning of the quarter.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2010

(dollars in tables in thousands, except share data)

Securities Valuation

As of March 31, 2010, Newcastle’s securities valuation methodology and results are further detailed as follows:

	Outstanding Face Amount (A)	Amortized Cost Basis (B)	Fair Value
Asset Type			Multiple Quotes (C)	Single Quote (D)	Internal Pricing Models (E)	Total
CMBS	$2,127,595	$1,414,657	$830,630	$213,442	$104,279	$1,148,351
ABS – subprime	418,268	166,857	63,345	17,277	77,048	157,670
ABS – other real estate	83,314	61,628	4,365	43,454	8,090	55,909
FNMA / FHLMC	4,164	5,271	—	5,329	—	5,329
REIT debt	394,550	394,396	374,012	17,961	—	391,973
CDO	78,852	—	—	—	—	—

Debt security total	$3,106,743	2,042,809	1,272,352	297,463	189,417	1,759,232

Equity securities		1,112	—	—	5,195	5,195

Total		$2,043,921	$1,272,352	$297,463	$194,612	1,764,427

(A)	Net of incurred losses.
(B)	Net of discounts (or gross of premiums) and after OTTI, including impairment taken during the period ended March 31, 2010.
(C)	Management generally obtained pricing service quotations or broker quotations from two sources, one of which was generally the seller (the party that sold us the security). Management selected one of the quotes received as being most representative of fair value and did not use an average of the quotes. Newcastle’s methodology is to not use quotes from selling brokers, unless those quotes are the only marks available, or unless the quotes provided by other (non-selling) brokers are, in management’s judgment, not representative of fair value. Even if Newcastle receives two or more quotes on a particular security that come from non-selling brokers, it does not use an average because management believes using an actual quote more closely represents a transactable price for the security than an average level. Furthermore, in some cases there is a wide disparity between the quotes Newcastle receives. Management believes using an average of the quotes in these cases would generally not represent the fair value of the asset. Based on Newcastle’s own fair value analysis using internal models, management selects one of the quotes which is believed to more accurately reflect fair value. Newcastle never adjusts quotes received.
(D)	Management was unable to obtain quotations from more than one source on these securities. The one source was generally the seller (the party that sold us the security) or a pricing service.
(E)	Securities whose fair value was estimated based on internal pricing models are further detailed as follows:

	Amortized Cost Basis	Fair Value	Impairment Recorded In Current Year	Unrealized Gains (Losses) in Accumulated OCI	Assumption Ranges
					Discount Rate	Prepayment Speed (F)	Cumulative Default Rate	Loss Severity
CMBS – Conduit	$80,495	$61,920	$19,691	$(18,575)	20%	N/A	7% - 35%	3% - 27%
CMBS – Large loan / Single borrower	71,479	42,359	6	(29,120)	20% -48%	N/A	0% -100%	0% - 100%
ABS – subprime	88,345	77,048	5,006	(11,297)	15%	1% - 10%	26% - 92%	60% - 100%
ABS – other RE	9,542	8,090	2,090	(1,452)	15%	0% - 8%	36% -73%	55% - 90%
CDO	—	—	3	—	N/A	N/A	100%	100%

Debt security total	$249,861	$189,417	$26,796	$(60,444)
Equity securities	1,112	5,195	276	4,083

Total	$250,973	$194,612	$27,072	$(56,361)

All of the assumptions listed have some degree of market observability, based on Newcastle’s knowledge of the market, relationships with market participants, and use of common market data sources. Collateral prepayment, default and loss severity projections are in the form of “curves” or “vectors” that vary for each monthly collateral cash flow projection. Methods used to develop these projections vary by asset class (e.g., CMBS projections are developed differently than home equity ABS projections) but conform to industry conventions. Newcastle uses assumptions that generate its best estimate of future cash flows of each respective security.

The prepayment vector specifies the percentage of the collateral balance that is expected to voluntarily pay off at each point in the future. The prepayment vector is based on projections from a widely published investment bank model which considers factors such as collateral FICO score, loan-to-value ratio, debt-to-income ratio, and vintage on a loan level basis. This vector is scaled up or down to match recent collateral-specific prepayment experience, as obtained from remittance reports and market data services.

Loss severities are based on recent collateral-specific experience with additional consideration given to collateral characteristics. Collateral age is taken into consideration because severities tend to initially increase with collateral age before eventually stabilizing. Newcastle typically uses projected severities that are higher than the historic experience for collateral that is relatively new (e.g., 2007 vintage origination) to account for this effect. Collateral characteristics such as loan size, lien position, and location (state) also effect loss severity. Newcastle considers whether a collateral pool has experienced a significant change in its composition with respect to these factors when assigning severity projections.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2010

(dollars in tables in thousands, except share data)

Default rates are determined from the current “pipeline” of loans that are more than 90 days delinquent, in foreclosure, or are real estate owned (REO). These significantly delinquent loans determine the first 24 months of the default vector. Beyond month 24, the default vector transitions to a steady-state value that is generally equal to or greater than that given by the widely published investment bank model.

The discount rates Newcastle uses are derived from a range of observable pricing on securities backed by similar collateral and offered in a live market. As the markets in which Newcastle transacts have become less liquid, Newcastle has had to rely on fewer data points in this analysis.

(F)	Projected annualized average prepayment rate.

Loan Valuation

Loans which Newcastle does not have the ability to hold into the foreseeable future are classified as held-for-sale. As a result, these held-for-sale loans are carried at the lower of amortized cost or fair value and are therefore recorded at fair value on a non-recurring basis. During the three months ended March 31, 2010, Newcastle recorded ($59.1) million and ($36.7) million of valuation allowance (reversal) on real estate related loans and residential mortgage loans (Note 4), respectively. These loans were written down to fair value at the time of the impairment, based on broker quotations, pricing service quotations or internal pricing models. All the loans were within Level 3 of the fair value hierarchy. For real estate related loans, the most significant inputs used in the valuations are the amount and timing of expected future cash flows, market yields and the estimated collateral value of such loan investments. For residential mortgage loans, significant inputs include management’s expectations of prepayment speeds, default rates, loss severities and discount rates that market participants would use in determining the fair values of similar pools of residential mortgage loans.

The following tables summarize the fair value information of real estate related loans and residential mortgage loans:

	Outstanding Face Amount	Carrying Value	Fair Value	Valuation Allowance/ (Reversal) In Current Year	Significant Input Ranges
Loan Type					Discount Rate	Loss Severity
Mezzanine	$717,134	$250,066	$250,066	$(13,605)	17.5% - 87.1%	0.0% - 100.0%
Bank Loan	291,598	207,246	207,262	(23,602)	8.2% - 29.8%	0.0% - 51.0%
B-Note	308,006	101,452	101,452	(22,101)	10.1% - 61.6%	0.0% - 100.0%
Whole Loan	56,085	29,124	29,124	216	7.5% - 20.0%	0.0% - 0.0%

Loans	$1,372,823	$587,888	$587,904	$(59,092)

	Outstanding Face Amount	Carrying Value	Fair Value	Valuation Allowance/ (Reversal) In Current Year	Significant Input Ranges
Loan Type					Discount Rate	Prepayment Speed	Cumulative Default Rate	Loss Severity
Residential Loans	$67,694	$51,316	$51,316	$609	4.98% - 9.66%	7% - 30%	0.31% - 5.5%	25% - 30%
Manufactured Housing Loans I	166,684	135,609	135,609	(17,420)	8.40%	3.00%	4.00%	75.0%
Manufactured Housing Loans II	236,065	221,065	221,065	(19,871)	8.40%	4.00%	3.50%	75.0%

Loans	$470,443	$407,990	$407,990	$(36,682)

Derivatives

Newcastle is exposed to certain risks relating to its ongoing business operations. The primary risk managed by Newcastle using derivative instruments is interest rate risk. Newcastle enters into interest rate swap agreements to reduce the impact of fluctuating interest rates on its earnings. Newcastle designates certain interest rate swap agreements as cash flow hedges of its floating rate financings. For derivative instruments that are designated and qualify as a cash flow hedge (i.e. hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss, and net payments received or made, on the derivative instrument are reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument is recognized in current earnings during the period of change.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2010

(dollars in tables in thousands, except share data)

Newcastle’s derivative instruments are valued using counterparty quotations. These quotations are generally based on valuation models with model inputs that can generally be verified and which do not involve significant judgment. The significant observable inputs used in determining the fair value of our Level 2 derivative contracts are contractual cash flows and market based interest rate curves. Newcastle’s derivatives are recorded on its balance sheet as follows:

		Fair Value
	Balance sheet location	March 31, 2010	December 31, 2009
Interest rate swaps, designated as hedges	Derivative liabilities	$160,736	$178,037
Interest rate swaps, not designated as hedges	Derivative liabilities	24,062	29,117

		$184,798	$207,154

The following table summarizes information related to derivatives:

	March 31, 2010	December 31, 2009
Cash flow hedges
Notional amount of interest rate swap agreements	$1,775,482	$2,099,435
Amount of (loss) recognized in OCI on effective portion	(150,416)	(173,683)
Deferred hedge gain (loss) related to anticipated financings, which have subsequently occurred, net of amortization	397	832
Deferred hedge gain (loss) related to dedesignation, net of amortization	(6,011)	(8,045)
Expected reclassification of deferred hedges from AOCI into earnings over the next 12 months	(3,969)	(4,234)
Expected reclassification of current hedges from AOCI into earnings over the next 12 months	(75,816)	(90,666)
Non-hedge Derivatives
Notional amount of interest rate swap agreements	239,957	296,243

The following table summarizes gains (losses) recorded in relation to derivatives:

		Three Months Ended March 31,
	Income statement location	2010	2009
Cash flow hedges
Gain (loss) on the ineffective portion	Other income (loss)	$(1)	$(828)
Gain (loss) immediately recognized at dedesignation	Other income (loss)	(3,279)	(8,797)
Amount of gain (loss) reclassified from AOCI into income, related to effective portion	Interest expense	(25,320)	(23,922)
Deferred hedge gain reclassified from AOCI into income, related to anticipated financings	Interest expense	434	25
Deferred hedge gain (loss) reclassified from AOCI into income, related to effective portion of dedesignated hedges	Interest expense	(2,033)	(5,466)
Non-hedge derivatives gain (loss)	Other income (loss)	(1,748)	3,116

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2010

(dollars in tables in thousands, except share data)

7. EARNINGS PER SHARE

Newcastle is required to present both basic and diluted earnings per share (“EPS”). Basic EPS is calculated by dividing net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding during each period. Diluted EPS is calculated by dividing net income available for common stockholders by the weighted average number of shares of common stock outstanding plus the additional dilutive effect of common stock equivalents during each period. Newcastle’s common stock equivalents are its outstanding stock options. During the three months ended March 31, 2010 and 2009, Newcastle had no dilutive common stock equivalents. Net income (loss) applicable to common stockholders is equal to net income (loss) less preferred dividends plus excess of carrying amount of exchanged preferred stock over fair value of consideration paid.

As of March 31, 2010, Newcastle’s outstanding options were summarized as follows:

Held by the Manager	1,686,447
Issued to the Manager and subsequently transferred to certain of the Manager’s employees	798,162
Held by the independent directors and former directors	14,000

Total	2,498,609

8. COMMITMENTS AND CONTINGENCIES

Litigation — Newcastle is, from time to time, a defendant in legal actions from transactions conducted in the ordinary course of business. Management, after consultation with legal counsel, believes the ultimate liability arising from such actions which existed at March 31, 2010, if any, will not materially affect Newcastle’s consolidated results of operations or financial position.

Contingent Gain in CDOs — As of March 31, 2010, Newcastle has recorded $706.8 million of losses in its CDOs in excess of its economic exposure which must eventually be reversed through amortization, sales at gains, or as reductions to accumulated deficit at the deconsolidation or termination of the CDOs.

9. RECENT ACTIVITIES

These financial statements include a discussion of material events which have occurred subsequent to March 31, 2010 (referred to as “subsequent events”) through the issuance of these consolidated financial statements. Events subsequent to that date have not been considered in these financial statements.

In March 2010, Newcastle sold $22.8 million face amount of FHLMC securities and repaid the corresponding repurchase agreements in the amount of $22.6 million. Concurrent with the sales, Newcastle terminated the related interest rate swap agreements. As a result, the gain on sale recorded from these assets was offset by the loss on the termination of the derivatives.

On March 23, 2010, Newcastle announced the final results of its offer to exchange (the “Exchange Offer”) shares of its common stock and cash for up to (i) 1,725,000 shares of its outstanding 9.75% Series B Cumulative Redeemable Preferred Stock (“Series B Preferred Stock”), (ii) 1,104,000 shares of its outstanding 8.05% Series C Cumulative Redeemable Preferred Stock (“Series C Preferred Stock”), and (iii) 1,380,000 shares of its outstanding 8.375% Series D Cumulative Redeemable Preferred Stock (“Series D Preferred Stock,” and, together with Series B Preferred Stock and Series C Preferred Stock, the “Preferred Stock”).

On March 25, 2010, Newcastle settled the Exchange Offer. In the aggregate, Newcastle issued 9,091,668 shares of its common stock (approximately 17.2% of Newcastle’s outstanding shares of common stock prior to the issuance of shares in the Exchange Offer). A total of 2,881,694 shares of common stock were issued in exchange for 1,152,679 shares of Series B Preferred Stock, a total of 2,759,989 shares of common stock were issued in exchange for 1,104,000 shares of Series C Preferred Stock, and a total of 3,449,985 shares of common stock were issued in exchange for 1,380,000 shares of Series D Preferred Stock. The shares of Preferred Stock acquired by Newcastle in the Exchange Offer were retired upon receipt. After settlement of the Exchange Offer, 1,347,321 shares of Series B Preferred Stock, 496,000 shares of Series C Preferred Stock and 620,000 shares of Series D Preferred Stock remain outstanding for trading on the New York Stock Exchange.

The shares of common stock were issued in the Exchange Offer in reliance on the exemption set forth in Section 3(a)(9) of the Securities Act of 1933, as amended, for securities exchanged by an issuer with its existing security holders exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2010

(dollars in tables in thousands, except share data)

In connection with the Exchange Offer, all of Newcastle’s preferred stock dividends in arrears were paid, and all cumulative preferred stock dividends accrued through April 30, 2010 have been paid. The $43.0 million excess of the $87.5 million carrying value of the exchanged preferred stock over the $44.5 million fair value of consideration paid (which included $28.5 million of common stock and $16.0 million of cash) was recorded as an increase to Net Income (Loss) Applicable to Common Stockholders.

See note 5 regarding the securitization transaction in April 2010 to refinance Newcastle’s Manufactured Housing Loans Portfolio I.

In April 2010, Newcastle repaid in full its outstanding repurchase agreements of $12.9 million as of March 31, 2010.

In April 2010, Newcastle, through two of its CDOs, made a cash investment of $75.0 million in a new real estate related loan to a portfolio company of a private equity fund managed by an affiliate of Newcastle’s manager. Newcastle’s chairman is an officer of the borrower. This investment improves the applicable CDOs’ results under some of their respective tests, and is expected to yield approximately 22%. The loan will initially mature in April 2013, with two one-year extensions, and is secured by subordinated interests in the properties of the borrower. Interest on the loan will be accrued and deferred until maturity.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following should be read in conjunction with the unaudited consolidated financial statements and notes included herein, and with Part II, Item 1A, “Risk Factors.”

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

We currently own a diversified portfolio of credit sensitive real estate debt investments, including securities and loans. Our portfolio of real estate securities includes commercial mortgage backed securities (CMBS), senior unsecured debt issued by REITs, real estate related asset backed securities (ABS), and FNMA/FHLMC securities. Mortgage backed securities are interests in or obligations secured by pools of mortgage loans. We generally target investments rated A through BB, except for our FNMA/FHLMC securities which have an implied AAA rating. We also own, directly and indirectly, interests in loans and pools of loans, including real estate related loans, commercial mortgage loans, residential mortgage loans, manufactured housing loans, and subprime mortgage loans.

We employ leverage as part of our investment strategy. We do not have a predetermined target debt to equity ratio as we believe the appropriate leverage for the particular assets we are financing depends on the credit quality of those assets. As a result of our negative GAAP equity, our GAAP debt to equity ratio is not a meaningful measure as of March 31, 2010. Our general investment guidelines adopted by our board of directors limit total leverage (as defined under the governing documents) to a maximum 9.0 to 1 debt to equity ratio. As of March 31, 2010, our debt to equity ratio, as computed under this method, was approximately 4.0 to 1.0. We utilize leverage for the sole purpose of financing our portfolio and not for the purpose of speculating on changes in interest rates.

We strive to maintain access to a broad array of capital resources in an effort to insulate our business from potential fluctuations in the availability of capital. We seek to utilize multiple forms of financing including collateralized debt obligations (CDOs), other securitizations, term loans, and trust preferred securities, as well as short term financing in the form of loans and repurchase agreements. As we discuss in more detail under “–Market Considerations” below, the continued challenging credit and liquidity conditions have limited the array of capital resources available to us and made the terms of capital resources we are able to obtain generally less favorable to us relative to the terms we were able to obtain prior to the onset of challenging conditions. However, credit and liquidity conditions have continued to improve during 2010, and, as a result, we have recently been able to access more types of capital – and on better terms than we had been able to access during 2008 and 2009.

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

For the Three Months Ended March 31,	CDOs	Other Non-Recourse	Recourse	Unlevered	Unallocated	Total
2010	$50,943	$18,046	$859	$223	$21	$70,092
2009	$100,763	$20,342	$2,518	$829	$21	$124,473

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

During the first three months of 2010, credit spreads tightened. This tightening of credit spreads caused the net unrealized losses on our securities to decrease.

Despite signs of improvement, market conditions remain significantly challenging, and we do not know how recent changes in market conditions will affect our business.

Liquidity

Credit and liquidity conditions have continued to improve in 2010, but such conditions are still less favorable than those we experienced prior to 2007. The continued challenging credit and liquidity conditions have adversely affected us and the markets in which we operate in a number of other ways. For example, they have reduced the market trading activity for many real estate securities and loans, resulting in less liquid markets for those securities and loans. As the securities held by us and many other companies in our industry are marked to market at the end of each quarter, the decreased liquidity and concern over market conditions have resulted in significant reductions in mark to market valuations of many real estate securities and loans and the collateral underlying them. These lower valuations, and decreased expectations of future cash flows, have affected us by, among other things:

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

In some cases, we have sold, and may continue to sell, assets at prices below what we believed to be their value in order to meet liquidity requirements under certain financing arrangements. Failed CDO triggers, impairments resulting from incurred losses, and asset sales made at prices significantly below face amount while the related debt is being repaid at its full face amount, as well as the retention of cash, further contribute to reductions in future earnings, cash flow and liquidity. As a result, we expect that our future cash flow from operations will be significantly reduced relative to previous periods.

In order to maintain liquidity, we have elected not to declare any common dividends since the third quarter of 2008. We may elect to adjust or not to pay any future dividend payments to reflect our current and expected cash from operations or to satisfy future liquidity needs.

In addition, we note that the recent reduction in the number of financial institutions has impacted our liquidity options and sources of capital. The consolidation or elimination of Lehman Brothers, Bear Stearns and several other counterparties has increased our concentration of counterparty risk, decreased the universe of potential counterparties and reduced our ability to obtain competitive financing rates and terms. For a more detailed discussion of our counterparty default and concentration risk, see Part II, Item 1A, “Risk Factors – Risks Related to the Financial Services Industry and Financial Markets – We are subject to counterparty default and concentration risk.”

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

Variable Interest Entities

Variable interest entities (“VIEs”) are defined as entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The guidance for consolidating a VIE was changed effective January 1, 2010. A VIE is now required to be consolidated by its primary beneficiary, and only by its primary beneficiary, which is defined as the party who has the power to direct the activities of a VIE that most significantly impact its economic performance and who has the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.

The VIEs in which we have a significant interest include (i) our CDOs, (ii) our subprime securitizations, and (iii) our manufactured housing loan financing structures. Our CDOs were all consolidated under prior guidance; however, under current guidance we do not have the power to direct the relevant activities of CDO VII, as a result of the event of default which allows us to be removed as collateral manager of CDO VII and prevents us from purchasing or selling collateral within CDO VII, and therefore we have deconsolidated CDO VII as of January 1, 2010. Similar events of default in the future, if they occur, could cause us to deconsolidate additional financing structures. Our subprime securitizations were not consolidated under prior guidance and are still not consolidated under current guidance since we do not have the power to direct the relevant activities of these entities. Our manufactured housing loan financing structures were both consolidated under prior guidance and continue to be consolidated under the new guidance. However, as discussed in “- Liquidity and Capital Resources – Debt Obligations”, we completed a securitization transaction to refinance our Manufactured Housing Loans Portfolio I. We are currently evaluating whether we will consolidate the new securitization financing structure.

In addition, our investments in securities may be deemed to be variable interests in VIEs, depending on their structure. We monitor these investments and, to the extent we determine we potentially control the current controlling class of securities, analyze them for potential consolidation. As of March 31, 2010, we did not control the current controlling class of any of these securitizations.

We will continue to analyze future investments, as well as reconsideration events in existing entities, pursuant to the VIE requirements. These analyses require considerable judgment in determining the primary beneficiary of a VIE since they involve subjective determinations of significance, with respect to both power and economics. The result could be the consolidation of an entity that would otherwise not have been consolidated or the non-consolidation of an entity that would otherwise have been consolidated.

Valuation and Impairment of Securities

We have classified all our real estate securities as available for sale. As such, they are carried at fair value with net unrealized gains or losses reported as a component of accumulated other comprehensive income, to the extent impairment losses are considered temporary as described below. Fair value may be based upon the sources described above, counterparty quotations or pricing services quotations, which provide valuation estimates based upon reasonable market order indications or a good faith estimate thereof and are subject to significant variability based on market conditions, such as interest rates, credit spreads and market liquidity. A significant portion of our securities are currently not traded in active markets and therefore have little or no price transparency. For a further discussion of this trend, see “– Market Considerations” above. As a result, we have estimated the fair value of these illiquid securities based on internal pricing models rather than the sources described above. The determination of estimated cash flows used in pricing models is inherently subjective and imprecise. Changes in market conditions, as well as changes in the assumptions or methodology used to determine fair value, could result in a significant and immediate increase or decrease in our book equity. For securities valued with pricing models, these inputs include the discount rate, assumptions relating to prepayments, default rates and loss severities, as well as other variables.

See Note 6 to our consolidated financial statements in Part I, Item 1, “Financial Statements and Supplementary Data” for information regarding the fair value of our investments, and its estimation methodology, as of March 31, 2010.

Our estimation of the fair value of level 3B assets (as described below) involves significant judgment. Changes in market conditions, as well as changes in the assumptions or methodology used to determine fair value, could result in a significant increase or decrease in our book equity. We validated the inputs and outputs of our models by comparing them to available independent third party market parameters and models for reasonableness. We believe the assumptions we used are within the range that a market participant would use and factor in the slight improvement in liquidity currently in the markets. In the first quarter of 2010, the inputs to our models for the overall portfolio have generally remained consistent with the assumptions used at year-end, other than certain modifications we have made to the assumptions to reflect conditions relevant to specific assets.

For debt securities valued with internal models, which have an aggregate fair value of $189.4 million as of March 31, 2010, a 10% unfavorable change in our assumptions would result in the following decreases in such aggregate fair value:

	CMBS	ABS
Outstanding face amount	$708,949	$355,646
Fair value	$104,279	$85,138
Effect on fair value with 10% unfavorable change in:
Discount rate	$(3,655)	$(3,543)
Prepayment rate	N/A	$(1,090)
Default rate	$(18,863)	$(5,811)
Loss severity	$(14,888)	$(11,485)

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

We generally classify the broker and pricing service quotations we receive as level 3A inputs, except for certain liquid securities. They are quoted prices in generally inactive and illiquid markets for identical or similar securities. These quotations are generally received via email and contain disclaimers which state that they are “indicative” and not “actionable” – meaning that the party giving the quotation is not bound to actually purchase the security at the quoted price. These quotations are generally based on models prepared by the brokers and we have little visibility into the inputs they use. Based on procedures we have performed with respect to prior quotations received from these brokers in comparison to the outputs generated from our internal pricing models and transactions we have completed with respect to these securities, as well as on our knowledge and experience of these markets, we have generally determined that these quotes represent a reasonable estimate of fair value. In addition, management performs its own quarterly analysis of fair value, based on internal pricing models, to confirm that each of the quotations received represented a reasonable estimate of fair value as defined under GAAP. For the $1.5 billion carrying value of securities valued using quotations, a 100 basis point change in credit spreads would impact estimated fair value at period and by approximately $43.0 million.

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

During the three months ended March 31, 2010, we had 48, or $141.7 million carrying amount of, securities that were downgraded and recorded a net other-than-temporary impairment charge of $21.8 million on these securities in 2010. However, we do not depend on credit ratings in underwriting our securities, either at acquisition or on an ongoing basis. As mentioned above, a credit rating downgrade is one factor that we monitor and consider in our analysis regarding other-than-temporary impairment, however it is not determinative. Our securities generally benefit from the support of one or more subordinate classes of securities or equity or other forms of credit support. Therefore, credit rating downgrades, even to the extent they relate to an expectation that a securitization we have invested in, on an overall basis, has credit issues, may not ultimately impact cash flow estimates for the class of securities in which we are invested.

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

Valuation of Derivatives

Similarly, our derivative instruments are carried at fair value. Fair value is based on counterparty quotations. Newcastle reports the fair value of derivative instruments gross of cash paid or received pursuant to credit support agreements and fair value is reflected on a net by counterparty basis when Newcastle believes a legal right of offset exists under an enforceable netting agreement. To the extent they qualify as cash flow hedges, net unrealized gains or losses are reported as a component of accumulated other comprehensive income; otherwise, they are reported currently in income. To the extent they qualify as fair value hedges, net unrealized gains or losses on both the derivative and the related portion of the hedged item are reported currently in income. Fair values of such derivatives are subject to significant variability based on many of the same factors as the securities discussed above, including counterparty credit risk. The results of such variability could be a significant increase or decrease in our GAAP equity and/or earnings.

Impairment of Loans

We own, directly and indirectly, real estate related, commercial mortgage and residential mortgage loans, including manufactured housing loans and subprime mortgage loans. We must periodically evaluate each of these loans or loan pools for possible impairment. Impairment is indicated when it is deemed probable that we will be unable to collect all amounts due according to the contractual terms of the loan, or, for loans acquired at a discount for credit losses, when it is deemed probable that we will be unable to collect as anticipated. Upon determination of impairment, we would establish a specific valuation allowance with a corresponding charge to earnings. We continually evaluate our loans receivable for impairment. Our residential mortgage loans, including manufactured housing loans, are aggregated into pools for evaluation based on like characteristics, such as loan type and acquisition date. Individual loans are evaluated based on an analysis of the borrower’s performance, the credit rating of the borrower, debt service coverage and loan to value ratios, the estimated value of the underlying collateral, the key terms of the loan, and the effect of local, industry and broader economic trends and factors. Pools of loans are also evaluated based on similar criteria, including historical and anticipated trends in defaults and loss severities for the type and seasoning of loans being evaluated. This information is used to estimate specific impairment charges on individual loans as well as provisions for estimated unidentified incurred losses on pools of loans. Significant judgment is required both in determining impairment and in estimating the resulting loss allowance. Furthermore, we must assess our intent and ability to hold our loan investments on a periodic basis. If we do not have the intent to hold a loan for the foreseeable future or until its expected payoff, the loan must be classified as “held for sale” and recorded at the lower of cost or estimated fair value.

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

Recent Accounting Pronouncements

In June 2009, the FASB issued new guidance on transfers of financial assets which eliminates the concept of qualified special purpose entities (QSPEs), changes the requirements for reporting a transfer of a portion of financial assets as a sale, clarifies other sale accounting criteria and changes the initial measurement of a transferor’s interest in transferred financial assets. Furthermore, it requires additional disclosures. This guidance is effective for fiscal years beginning after November 15, 2009. The adoption of this guidance did not have a material impact on our financial position, liquidity or results of operations.

In June 2009, the FASB issued new guidance which changes the definition of a variable interest entity (“VIE”) and changes the methodology to determine who is the primary beneficiary of, or in other words who consolidates, a VIE. Furthermore, it eliminates the scope exception for qualified special purpose entities (QSPEs), which are now subject to the VIE consolidation rules. This guidance is effective for fiscal years beginning after November 15, 2009. Generally, the changes are expected to cause more entities to be defined as VIEs and to require consolidation by the entity that exercises day-to-day control over a VIE, such as servicers and collateral managers. As discussed under “Variable Interest Entities” above, this guidance resulted in changes in our consolidated entities. Changes to consolidation conclusions impact our gross assets, liabilities, equity, revenues and expenses but are not material to the net income applicable to our common stockholders.

RESULTS OF OPERATIONS

The following table summarizes the changes in our results of operations from the three months ended March 31, 2009 to the three months ended March 31, 2010 (dollars in thousands):

	Three Months		Explanations of Material Changes
	Amount Change	Percent Change

Interest income	$(54,381)	(43.7%)	(1)
Interest expense	(14,955)	(24.7%)	(1)
Valuation allowance (reversal) on loans	(216,662)	N.M.	(2)
Other-than-temporary impairment on securities, net	(158,840)	N.M.	(3)
Gain (loss) on settlement of investments, net	17,724	N.M.	(4)
Gain (loss) on extinguishment of debt	21,501	N.M.	(5)
Other income (loss), net	4,929	N.M.	(6)
Equity in earnings of equity method investees	72	553.8%	(7)
Loan and security servicing expense	(367)	(26.2%)	(8)
General and administrative expense	1,412	86.8%	(9)
Management fee to affiliate	(14)	(0.3%)	(10)
Depreciation and amortization	(9)	(12.5%)	N/A

Income (loss) from continuing operations	$379,280	158.8%

N.M.—Not meaningful

(1)	Changes in interest income and expense are primarily related to our acquisition and disposition during these periods of interest bearing assets and related financings, as follows:

	Three Months
	Period to Period Increase (Decrease)
	Interest Income	Interest Expense
Disposition of securities and loans	$(426)	$(261)
Deconsolidation of VIE	(7,995)	(4,936)
Paydowns	(2,767)	(766)
Amortization of deferred hedge loss	—	(3,842)
Other (see below)	(43,193)	(5,150)

	$(54,381)	$(14,955)

The change in the amortization of deferred hedge loss is the result of the dedesignation of certain interest rate swaps in one of the manufactured housing loan pools in early 2009.

The change in Other – Interest Income is primarily due to interest income recorded in 2009 as a result of the accretion of discounts on the impaired securities. Changes in the remaining Other are primarily due to changes in interest rates.

(2)	The change is primarily the result of increase in fair values of the real estate related loans and the manufactured housing loan pools for the quarter ended March 31, 2010.
(3)	The change is due to the impairment charges recorded to write down a significant portion of our securities portfolio in the first quarter of 2009 as we were not able to express the intent and ability to hold our investments through maturity or recovery.
(4)	The change is a result of the net gain or loss on the sale of securities, loans and termination of derivatives. The increase in net gain recorded in the first quarter of 2010 is predominantly the result of the sale of securities at a gain, partially offset by the loss on sales of certain securities and termination of certain interest rate swap agreements at a loss.
(5)	The change is a result of the increased gain on the repurchase of our own debt.
(6)	The change is primarily due to an unrealized loss recorded through earnings upon the de-designation of certain interest rate swaps as accounting hedges in the first quarter of 2009.
(7)	The change is due to an increase in earnings for the quarter ended March 31, 2010 from our operating real estate joint venture which owns a pool of franchise loans.
(8)	Changes in loan and security servicing expense are primarily due to dispositions and paydowns.
(9)	The change is primarily due to an increase in legal and professional fees incurred in connection with (i) the exchange offer on our preferred stocks, as described in “Liquidity and Capital Resources – Preferred Stock” below, and (ii) the exchange of $52.1 million of our junior subordinated notes in the first quarter of 2010, as described in “Liquidity and Capital Resources – Debt Obligations” below.
(10)	The change is due to a decrease in management fee paying equity as a result of the exchange of preferred stock. As a result of impairment charges, we will not incur incentive compensation to our manager for an indefinite period of time.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments, and other general business needs. Additionally, to maintain our status as a REIT under the Code, we must distribute annually at least 90% of our REIT taxable income. We note that up to 90% of this requirement may be met in future years through stock dividends, rather than cash, subject to limitations based on the value of our stock. Our primary sources of funds for liquidity consist of net cash provided by operating activities, sales or repayments of investments, potential refinancing of existing debt and the issuance of equity securities, when feasible. Our debt obligations are generally secured directly by our investment assets, except for the junior subordinated notes payable.

Sources of Liquidity and Uses of Capital

As of the date of this filing, we currently have sufficient cash on hand to satisfy all of our non-agency recourse liabilities (excluding our junior subordinated notes payable, which are long-term obligations). With respect to the next twelve months, we expect that our cash on hand combined with our cash flow provided by operations will be sufficient to satisfy our anticipated liquidity needs with respect to our current investment portfolio, including related financings, hedges, potential margin calls and operating expenses. While it is inherently more difficult to forecast beyond the next twelve months, we currently expect to meet our long term liquidity requirements, specifically the repayment of our recourse debt obligations, through our cash on hand and, if needed, additional borrowings, proceeds received from repurchase agreements and similar financings, and the liquidation or refinancing of our assets.

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

Our cash flow provided by operations differs from our net income (loss) due to these primary factors: (i) accretion of discount or premium on our real estate securities and loans (including the accrual of interest and fees payable at maturity), discount on our debt obligations, deferred financing costs, and deferred hedge gains and losses, (ii) gains and losses from sales of assets financed with CDOs, (iii) the provision for credit losses and valuation allowance recorded in connection with our loan assets, as well as other-than-temporary impairment on our securities, (iv) unrealized gains or losses on our non-hedge derivatives, (v) the non-cash charges associated with our early extinguishment of debt, and (vi) net income (loss) generated within CDOs that have failed their over collateralization or interest coverage tests. Proceeds from the sale of assets which serve as collateral for our CDO financings, including gains thereon, are required to be retained in the CDO structure until the related bonds are retired and are therefore not available to fund current cash needs outside of these structures.

Update on Liquidity, Capital Resources and Capital Obligations

Certain details regarding our liquidity, current financings and capital obligations as of May 5, 2010 are set forth below:

•	Cash – We had unrestricted cash of $25 million. In addition, we had $160 million of restricted cash for reinvestments in our CDOs;

•	Margin Exposure – We have no financings or interest rate swap agreements subject to margin calls; and

•	Recourse Financings – The following table compares the face amount of our recourse financings, excluding the junior subordinated notes payable:

	May 5, 2010	March 31, 2010	December 31, 2009
Real Estate Securities, Loans and Properties	$—	$12,889	$31,672
Manufactured Housing Loans	6,028	7,075	10,606

Non-FNMA/FHLMC recourse financings	6,028	19,964	42,278
FNMA/FHLMC Securities	—	—	39,637

Total Recourse Financings	$6,028	$19,964	$81,915

The remaining $6.0 million of recourse debt on our manufactured housing loans is due over the next six months.

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

Factors That Could Impact Our Liquidity, Capital Resources and Capital Obligations

The following factors could affect our liquidity, access to capital resources and our capital obligations. As such, if their outcomes do not fall within our expectations, changes in these factors could negatively affect our liquidity.

•

Access to Financing from Counterparties – Decisions by investors, counterparties and lenders to enter into transactions with us will depend upon a number of factors, such as our historical and projected financial performance, compliance with the terms of our current credit and derivative arrangements, industry and market trends, the availability of capital and our investors’, counterparties’ and lenders’ policies and rates applicable thereto, and the relative attractiveness of alternative investment or lending opportunities. As we discuss in more detail under “–Market Considerations” above, the continued challenging credit and liquidity conditions have limited the array of capital resources available to us and made the terms of capital resources we are able to obtain generally less favorable to us relative to the terms we were able to obtain prior to the onset of challenging conditions. Our core business strategy is dependent upon our ability to finance our real estate securities, loans and other real estate related assets with match funded debt at rates that provide a positive net spread. Currently, spreads for such liabilities have widened relative to historical levels and demand for such liabilities has been limited, therefore restricting our ability to execute future financings.

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

Investment Portfolio

The following summarizes our investment portfolio at March 31, 2010 (dollars in millions).

	Outstanding Face Amount	Amortized Cost Basis (1)	Percentage of Total Amortized Cost Basis	Number of Investments	Credit (2)	Weighted Average Life (years) (3)
Investment (6)
Commercial
CMBS	$2,127	$1,415	46.7%	271	BB+	3.1
Mezzanine Loans	717	250	8.3%	21	69%	1.9
B-Notes	308	101	3.4%	11	76%	2.0
Whole Loans	56	29	1.0%	3	18%	4.7
CDO (5)	79	—	0.0%	4	C	—

Total Commercial Assets	3,287	1,795	59.4%			2.7

Residential
Manufactured Housing and Residential Mortgage Loans	471	401	13.2%	12,314	699	6.8
Subprime Securities	418	167	5.5%	94	B	4.2
Real Estate ABS	83	62	2.0%	24	BB+	4.3

	972	630	20.7%			5.5
FNMA/FHLMC securities	4	4	0.1%	1	AAA	3.6

Total Residential Assets	976	634	20.8%			5.5

Corporate
REIT Debt	395	394	13.0%	46	BB+	3.8
Corporate Bank Loans	292	208	6.8%	9	CCC-	3.7

Total Corporate Assets	687	602	19.8%			3.8

TOTAL / WA	$4,950	$3,031	100.0%			3.4

Reconciliation to GAAP total assets:
Net unrealized loss recorded in accumulated other comprehensive income		(279)
Other assets
Subprime mortgage loans subject to call option (4)		403
Real estate held for sale		10
Cash and restricted cash		246
Other		60

GAAP total assets		$3,471

WA – Weighted average, in all tables.

(1)	Net of impairment.
(2)	Credit represents weighted average of minimum rating for rated assets, loan-to-value ratio (based on the appraised value at the time of purchase) for non-rated commercial assets, or the FICO score for non-rated residential assets and an implied AAA rating for FNMA/FHLMC securities. Ratings provided above were determined by third party rating agencies as of a particular date, may not be current and are subject to change (including the assignment of a “negative watch”) at any time.
(3)	Weighted average life is based on the timing of expected principal reduction on the asset.
(4)	Our subprime mortgage loans subject to call option are excluded from the statistics because they result from an option, not an obligation, to repurchase such loans, are noneconomic until such option is exercised, and are offset by an equal liability on the consolidated balance sheet.
(5)	Includes one CDO bond issued by a third party and three CDO bonds issued by CDO VII, which was deconsolidated, and held as investments by Newcastle.
(6)	The following tables summarize certain supplemental data relating to our investments (dollars in tables in thousands):

CMBS

Deal Vintage (A)	Average Minimum Rating (B)	Number	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Delinquency 60+/FC/REO (C)	Principal Subordination (D)	Weighted Average Life (years) (E)
Pre 2004	BBB	86	$434,488	$416,264	29.4%	5.5%	12.4%	2.8
2004	BB	63	438,217	297,633	21.0%	3.2%	5.7%	3.4
2005	BB-	33	340,667	141,691	10.0%	3.7%	7.3%	3.1
2006	BB+	51	488,676	346,859	24.5%	2.5%	10.7%	3.0
Post 2007	BB-	38	425,547	212,210	15.0%	4.9%	12.8%	3.2

Total / WA	BB+	271	$2,127,595	$1,414,657	100.0%	3.9%	9.9%	3.1

(A)	The year in which the securities were issued.

(B)	Ratings provided above were determined by third party rating agencies as of a particular date, may not be current and are subject to change (including the assignment of a “negative watch”) at any time. We had approximately $557 million of CMBS assets that were on negative watch for possible downgrade by at least one rating agency as of March 31, 2010.
(C)	The percentage of underlying loans that are 60+ days delinquent, in foreclosure or considered real estate owned (REO).
(D)	The percentage of the outstanding face amount of securities that is subordinate to our investments.
(E)	Weighted average life is based on the timing of expected principal reduction on the asset.

Mezzanine Loans, B-Notes and Whole Loans

	Number	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Basis	Weighted Average First Dollar Loan to Value (A)	Weighted Average Last Dollar to Loan Value (A)	Delinquency (B)
Mezzanine Loans	21	$717,134	$250,066	65.7%	55.4%	69.3%	18.2%
B-Notes	11	308,006	101,452	26.7%	61.7%	75.8%	42.7%
Whole Loans	3	56,085	29,111	7.6%	0.0%	18.2%	0.0%

Total/WA	35	$1,081,225	$380,629	100.0%	54.4%	68.5%	24.2%

(A)	Loan to value is based on the appraised value at the time of purchase.
(B)	The percentage of underlying loans that are non-performing, in foreclosure, under bankruptcy filing or considered real estate owned.

Manufactured Housing and Residential Loans

Deal	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Average Loan Age (months)	Original Balance	Delinquency 90+/FC/REO (A)	Cumulative Loss to Date
Manufactured Housing Loans Portfolio I	$166,684	$134,419	33.5%	101	$327,855	1.1%	5.9%
Manufactured Housing Loans Portfolio II	236,065	215,695	53.7%	129	434,743	1.2%	3.9%
Residential Loans Portfolio I	63,900	47,657	11.9%	82	646,357	7.9%	0.3%
Residential Loans Portfolio II	3,794	3,509	0.9%	67	83,950	0.0%	0.0%

Total / WA	$470,443	$401,280	100.0%	112	$1,492,905	2.1%	4.1%

(A)	The percentage of loans that are 90+ days delinquent, or in foreclosure or considered real estate owned (REO).

Subprime Securities (A)

	Security Characteristics
Vintage (B)	Average Minimum Rating (C)	Number of Securities	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Principal Subordination (D)	Excess Spread (E)
2003	BB-	15	$21,400	$12,836	7.7%	21.8%	4.0%
2004	B	30	100,652	36,458	21.8%	16.1%	4.1%
2005	B+	27	105,380	32,026	19.2%	26.8%	4.8%
2006	CCC	12	93,068	32,131	19.3%	13.6%	5.0%
Post 2007	BB	10	97,768	53,406	32.0%	17.1%	3.5%

Total / WA	B	94	$418,268	$166,857	100.0%	18.7%	4.3%

	Collateral Characteristics
Vintage (B)	Average Loan Age (months)	Collateral Factor (F)	3 month CPR (G)	Delinquency (H)	Cumulative Losses to Date
2003	85	0.10	7.9%	18.6%	2.9%
2004	71	0.15	8.7%	21.5%	3.2%
2005	59	0.22	11.5%	36.2%	7.8%
2006	47	0.48	9.8%	38.9%	11.8%
Post 2007	34	0.54	8.9%	26.2%	10.1%

Total / WA	55	0.33	9.6%	30.0%	7.9%

Real Estate ABS

	Security Characteristics
Asset Type	Average Minimum Rating (C)	Number	Outstanding Face Amount	Amortized Cost Basis Amount	Percentage of Total Amortized Basis	Principal Subordination (D)	Excess Spread (E)
Manufactured Housing	BBB+	9	$50,534	$49,108	79.7%	37.2%	2.5%
Small Business Loans	B	15	32,780	12,520	20.3%	18.3%	3.0%

Total / WA	BB+	24	$83,314	$61,628	100.0%	29.7%	2.7%

	Collateral Characteristics
Asset Type	Average Loan Age (months)	Collateral Factor (F)	3 Month CPR (G)	Delinquency (H)	Cumulative Loss to Date
Manufactured Housing	113	0.37	2.3%	4.8%	10.2%
Small Business Loans	68	0.57	3.4%	26.9%	4.7%

Total / WA	95	0.45	2.7%	13.5%	8.0%

(A)	Includes subprime retained securities in the securitizations of Subprime Portfolios I and II. For further information on these securitizations, see Note 4 to our consolidated financial statements included herein.
(B)	The year in which the securities were issued.
(C)	Ratings provided above were determined by third party rating agencies as of a particular date, may not be current and are subject to change (including the assignment of a “negative watch”) at any time. We had approximately $165 million of ABS assets that were on negative watch for possible downgrade by at least one rating agency as of March 31, 2010.
(D)	The percentage of the outstanding face amount of securities and residual interests that is subordinate to our investments.
(E)	The annualized amount of interest received on the underlying loans in excess of the interest paid on the securities, as a percentage of the outstanding collateral balance.
(F)	The ratio of original unpaid principal balance of loans still outstanding.
(G)	Three month average constant prepayment rate.
(H)	The percentage of underlying loans that are 90+ days delinquent, or in foreclosure or considered real estate owned (REO).

REIT Debt

Industry	Average Minimum Rating (A)	Number	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis
Retail	BBB-	11	$80,660	$76,856	19.5%
Diversified	CCC+	10	106,836	107,723	27.3%
Office	BBB	11	115,469	117,387	29.8%
Multifamily	BBB	3	12,765	12,836	3.2%
Hotel	BBB	4	30,220	30,727	7.8%
Healthcare	BBB-	5	41,600	41,721	10.6%
Storage	A-	1	5,000	5,068	1.3%
Industrial	BB-	1	2,000	2,078	0.5%

Total / WA	BB+	46	$394,550	$394,396	100.0%

Corporate Bank Loans

Industry	Average Minimum Rating (A)	Number	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis
Real Estate	C	3	$64,625	$41,157	19.9%
Media	CC	2	111,765	54,765	26.4%
Resorts	BB-	1	68,833	68,489	33.0%
Restaurant	B	2	19,375	17,185	8.3%
Transportation	NR	1	27,000	25,650	12.4%

Total / WA	CCC-	9	$291,598	$207,246	100.0%

(A)	Ratings provided above were determined by third party rating agencies as of a particular date, may not be current and are subject to change (including the assignment of a “negative watch”) at any time. We had approximately $22 million of REIT assets or bank loans that were on negative watch for possible downgrade by any rating agency as of March 31, 2010.

Debt Obligations

Our debt obligations, as summarized in Note 5 to our consolidated financial statements included herein, existing at March 31, 2010 (gross of $4.0 million of discounts) had contractual maturities as follows (in thousands):

	Nonrecourse	Recourse	Total
Period from April 1, 2010 through December 31, 2010	$101,719	$19,964	$121,683
2011	184,261	—	184,261
2012	—	—	—
2013	—	—	—
2014	—	—	—
2015	—	—	—
Thereafter	4,034,849	51,004	4,085,853

Total	$4,320,829	$70,968	$4,391,797

Certain of the debt obligations included above are obligations of our consolidated subsidiaries which own the related collateral. In some cases, including the CDO and Other Bonds Payable, such collateral is not available to other creditors of ours.

Our non-CDO debt obligations contain various customary loan covenants. We were in compliance with all of the covenants in our non-CDO financings as of March 31, 2010.

In the first quarter of 2010, we repurchased $56.3 million face amount of CDO bonds for $7.6 million. As a result, we extinguished $56.3 million face amount of CDO debt and recorded a gain on extinguishment of debt of $48.3 million.

On January 29, 2010, Newcastle entered into an Exchange Agreement, dated as of January 29, 2010 (the “Exchange Agreement”), with Taberna Capital Management, LLC and certain of its affiliates (collectively, “Taberna”), pursuant to which Newcastle and Taberna agreed to exchange (the “Exchange”) approximately $52.1 million aggregate principal amount of junior subordinated notes due 2035 for approximately $37.6 million face amount of previously issued CDO securities and approximately $9.7 million of cash held by Newcastle. In other words, $52.1 million face amount of Newcastle’s debt, in the form of junior subordinated notes payable, was repurchased and extinguished for GAAP purposes in exchange for (i) the payment of $9.7 million of cash and (ii) the reissuance of $37.6 million face amount of CDO bonds payable (which had previously been repurchased by Newcastle). In connection with the Exchange, Newcastle paid or reimbursed $0.6 million of expenses incurred by Taberna, various indenture trustees and their respective advisors in accordance with the terms of the Exchange Agreement. Newacastle accounted for this exchange as a troubled debt restructuring involving the partial repayments of debt. As a result, Newcastle recorded no gain or loss. The following table presents certain information regarding the Exchange:

			Consideration
	Repurchased junior subordinated notes		Cash	Reissued CDO bonds		Total
Outstanding face amount	$51,891		$9,715	$37,625		$47,340
Weighted average coupon	7.574	% (A)	N/A	LIBOR + 0.66	% (B)
Weighted average contractual maturity	April 2035			June 2052
Collateral	General credit of Newcastle			Assets within the respective CDOs

(A)	LIBOR + 2.25% after April 2016
(B)	Weighted average effective interest rate of approximately LIBOR+0.35% after the Exchange.

The fair value of the consideration paid approximated the fair value of the repurchased junior subordinated notes of $16.7 million.

On April 15, 2010, Newcastle completed a securitization transaction to refinance its Manufactured Housing Loans Portfolio I (the “Portfolio”). Newcastle sold approximately $164.1 million outstanding principal balance of manufactured housing loans to Newcastle MH I LLC (the “Issuer”), an indirect wholly-owned subsidiary of Newcastle. The Issuer issued approximately $134.5 million aggregate principal amount of asset-backed notes (the “Notes”), of which $97.6 million was sold to third parties and $36.9 million was sold to certain CDOs managed and consolidated by Newcastle. Beginning in January 2009, the previously existing financing on this portfolio ($101.7 million as of March 31, 2010) became callable at the option of the lender, and the principal and interest payments from the Portfolio (net of expenses and payments related to related interest rate swap contracts) were used to repay the previously existing debt. At the closing of the securitization transaction, Newcastle used the gross proceeds received from the issuance of the Notes to repay the previously existing debt in full, terminate the related interest rate swap contracts, pay the related transaction costs and increase its unrestricted cash by approximately $14 million. Newcastle is currently evaluating the impact of this transaction on its financial results, which will be recorded in the second quarter of 2010.

In April 2010, Newcastle repaid in full its outstanding repurchase agreements of $12.9 million as of March 31, 2010.

The following table summarizes additional information related to our consolidated CDO financings as of March 31, 2010 (dollars in thousands). The amounts reflect data at the CDO level and thus is different from the GAAP balance sheet due to intercompany amounts eliminated in Newcastle’s consolidated balance sheet.

	CDO IV			CDO V			CDO VI			CDO VIII			CDO IX			CDO X
Balance Sheet:
Assets Face Amount		$416,783			$502,232			$482,713			$905,289			$847,766			$1,371,990
Assets Fair Value		260,394			285,052			222,943			483,787			466,425			913,972
Issued Debt Face Amount (1)		385,219			461,990			435,043			675,563			582,125			1,224,250
Issued Debt Basis (1)		384,119			460,437			433,585			675,149			587,249			1,223,165
Quarterly net cash receipts (2)		$152			$158			$132			$3,017			$3,740			$5,309

Collateral Composition (3):	Face	Fair Value		Face	Fair Value		Face	Fair Value		Face	Fair Value		Face	Fair Value		Face	Fair Value
CMBS	$251,886	$123,392	BB	$333,200	$165,843	BB	$314,551	$105,737	BB	$204,437	$103,559	BB-	$113,604	$99,147	BB	$892,640	$550,673	BBB-
REIT Debt	94,585	98,002	BBB-	79,404	80,085	BB+	59,200	57,260	BB+	—	—	—	—	.	—	161,361	156,626	BB-
ABS	51,448	26,366	BB+	85,464	33,795	B	87,380	42,303	BB-	53,917	31,469	BB	920	432	BBB-	182,363	121,549	BBB
FNMA/FHLMC	—	—	—	4,164	5,329	AAA	—	—	—	—	—	—	—	—	—	—	—	—
Bank Loans	9,132	6,138	C	—	—	—	20,374	16,435	CC	99,244	71,089	CCC	133,659	99,281	CCC	29,189	14,302	CC
Mezzanine Loans / B-Notes / Whole Loans	9,732	6,496	BB+	—	—	—	—	—	—	341,272	143,160	CCC+	544,977	221,264	CCC+	—	—	—
CDO	—	—	—	—	—	—	—	—	—	90,375	18,466	B—	14,250	750	BB-	35,615	—	C
Equity Securities	—	—	—	—	—	—	—	—	—	—	—	—	—	5,195	—	—	—	—
Restricted Cash for Reinvestment	—	—	—	—	—	—	1,208	1,208	—	116,044	116,044	—	40,356	40,356	—	70,822	70,822	—

Total	$416,783	$260,394	BB+	$502,232	$285,052	BB	$482,713	$222,943	BB-	$905,289	$483,787	B	$847,766	$466,425	CCC+	$1,371,990	$913,972	BB+

Collateral on Negative Watch (4)	$118,808			$123,561			$124,657			$154,811			$21,750			$300,411
CDO Cash Flow Triggers (5):
Over Collateralization (6):
As of March 2010 remittance Cushion (Deficit) ($)		$(26,531)			$(17,622)			$(108,077)			$62,404			$70,156			$73,577
As of April 2010 remittance Cushion (Deficit) ($)		N/A			N/A			$(159,008)			$90,182			$50,582			$68,436
Interest Coverage (6):
As of March 2010 remittance Cushion (Deficit) (%)		148.0%			198.5%			215.0%			211.8%			159.4%			178.4%
As of April 2010 remittance Cushion (Deficit) (%)		N/A			N/A			(50.4%)			311.0%			206.6%			91.0%
CDO Overview:
Effective		Sep-04			Feb-05			Aug-05			Mar-07			Jul-07			Dec-07
Reinvestment Period End (7)		Passed			Passed			Apr-10			Nov-11			May-12			Jul-12
Optional Call (8)		Jun-07			Dec-07			May-08			Dec-09			Jun-10			Aug-10
Auction Call (9)		Mar-14			Sep-14			Apr-15			Nov-16			May-17			Jul-17
WA Debt Spread (bps) (10)		69			55			39			45			57			34
Asset Average Life		3.3			3.3			2.9			3.9			2.5			3.6
Debt Average Life		2.9			3.1			3.9			3.8			4.9			5.4

See notes next page.

(1)	Includes only CDO bonds issued to third parties and other Newcastle CDOs.
(2)	Represents net cash received from each CDO based on all of our interests in such CDO (including senior management fees) for the three months ended March 31, 2010. Cash receipts for this period included $1.6 million of non-recurring prepayment fees and may not be indicative of cash receipts for subsequent periods. See “Cautionary Note Regarding Forward Looking Statements” for risks and uncertainties that could cause our receipts for subsequent periods to differ materially from these amounts.
(3)	Collateral composition is calculated as a percentage of the face amount of collateral and includes CDOs bonds of $140.2 million and other bonds of $57.0 million issued by Newcastle, which are eliminated in consolidation. The fair value of these CDO bonds and other bonds was $19.2 million and $43.9 million at March 31, 2010, respectively. Also reflected are weighted average credit ratings, which were determined by third party rating agencies as of a particular date, may not be current and are subject to change (including the assignment of a “negative watch”) at any time.
(4)	Represents the face amount of collateral on negative watch for possible downgrade by at least one rating agency (Moody’s, S&P or Fitch) as of the determination date of March 17, 2010 for CDOs IV and V, as these deals only report actual over collateralization excess percentages on a quarterly basis, and as of the determination date of April 19, 2010 for all other CDOs. The amounts include CDO bonds of $140.2 million issued by Newcastle, which are eliminated in consolidation and not reflected in our investment portfolio segments.
(5)	Each of our CDO financings contains tests that measure the amount of over collateralization and excess interest in the transaction. Failure to satisfy these tests would cause the principal and/or interest cashflow that would otherwise be distributed to more junior classes of securities (including those held by Newcastle) to be redirected to pay down the most senior class of securities outstanding until the tests are satisfied. As a result, our cash flow and liquidity are negatively impacted upon such a failure, and the impact could be material. Each CDO contains tests at various over collateralization and interest coverage percentage levels. The trigger percentages used above represent the first threshold at which cashflows would be redirected as described in this footnote. The data presented is as of the most recent remittance date on or before March 31, 2010 or April 30, 2010, as applicable, and may change or have changed subsequent to that date. CDOs IV and V only report on a quarterly basis and, therefore, no updated April 30, 2010 information is available. In addition, our CDOs may also contain specific over collateralization tests that, if failed, can result in the occurrence of an event of default or our being removed as collateral manager of the CDO. Failure of the over collateralization tests can also cause a “phantom income” issue if cash that constitutes income is diverted to pay down debt instead of distributed to us. As of the March 2010 remittance date for CDOs IV and V and as of the April 2010 remittance date for CDO VI, these CDOs were not in compliance with their applicable over collateralization tests and, consequently, we are not receiving cash flows from these CDOs (other than senior management fees). Based upon our current calculations, we expect these portfolios to remain out of compliance for the foreseeable future. Moreover, given current market conditions, it is possible that all of our CDOs could be out of compliance with their over collateralization tests as of one or more measurement dates within the next twelve months. Our ability to rebalance will depend upon the availability of suitable securities, market prices, whether the reinvestment period of the applicable CDO has ended, and other factors that are beyond our control. Such rebalancing efforts may be extremely difficult given current market conditions and we cannot assure you that we will be successful in our rebalancing efforts. If the liabilities of our CDOs are downgraded by Moody’s to certain predetermined levels, our discretion to rebalance the applicable CDO portfolios may be negatively impacted. Moreover, if we bring these coverage tests into compliance, we cannot assure you that they will not fall out of compliance in the future or that we will be able to correct any noncompliance. For a more detailed discussion of the impact of CDO financings on our cash flows, see Part II, Item 1A, “Risk Factors – The use of CDO financings with coverage tests may have a negative impact on our operating results and cash flows.”
(6)	Represents excess or deficiency under the applicable over collateralization or interest coverage tests to the first threshold at which cash flow would be redirected. We generally do not receive material cash flow from the CDO until a deficiency is corrected. Ratings downgrades of assets in our CDOs can negatively impact compliance with the over collateralization tests. Generally, the over collateralization test measures the principal balance of the specified pool of assets in a CDO against the corresponding liabilities issued by the CDO. However, based on ratings downgrades, the principal balance of an asset or of a specified percentage of assets in a CDO may be deemed reduced below their current balance to levels set forth in the related CDO documents for purposes of calculating the over collateralization test. As a result, ratings downgrades can reduce the principal balance of the assets used in the over collateralization test relative to the corresponding liabilities in the test, thereby reducing the over collateralization percentage. In addition, actual defaults of an asset would also negatively impact compliance with the over collateralization tests. Failure to satisfy an over collateralization test could result in the redirection of cashflows as described in footnote 5 above or, in certain instances, in our removal as manager of the applicable portfolio.
(7)	Our CDO financings typically have a 5 year reinvestment period. Generally, after such period ends, principal payments on the collateral are used to paydown the most senior debt outstanding. Prior to the end of the reinvestment period, principal payments received on the collateral are reinvested.
(8)	At the option call date, Newcastle, as the equity holder, has the right to payoff the CDO bonds at their related redemption price.
(9)	At the auction call date, there is a mandatory auction of the assets. If the prices are sufficient to pay off the outstanding CDO bonds, the assets will be sold and the CDO bonds will be redeemed.
(10)	Debt spread represents the spread above the benchmark interest rate (LIBOR or U.S. Treasuries) that Newcastle pays on its debt.

The following table sets forth further information with respect to the bonds of our consolidated CDO financings as of March 31, 2010 (dollars in thousands):

		Current Face Amount (1)
		Held By
Class	Original Face Amount	Third Parties	Newcastle CDOs (2)	Newcastle Outside of its CDOs (3)	Total	Stated Interest Rate
CDO IV
Class I	$353,250	$312,611	$—	$1,780	$314,391	LIBOR +	0.40%
Class II-FL	13,000	13,060	—	—	13,060	LIBOR +	0.65%
Class II-FX	7,250	2,047	5,375	—	7,422		4.73%
Class III-FL	7,500	7,579	—	—	7,579	LIBOR +	1.00%
Class III-FX	15,000	12,554	—	—	12,554		5.11%
Class IV-FL	9,000	8,161	—	—	8,161	LIBOR +	2.25%
Class IV-FX	9,000	9,435	—	—	9,435		6.34%
Class V	13,500	—	14,397	—	14,397		8.67%
Preferred	22,500	—	—	22,500	22,500		N/A

	$450,000	$365,447	$19,772	$24,280	$409,499

CDO V
Class I	$388,000	$373,807	$—	$—	$373,807	LIBOR +	0.34%
Class II-FL	23,500	23,500	—	—	23,500	LIBOR +	0.55%
Class III-FL	23,000	23,000	—	—	23,000	LIBOR +	0.90%
Class IV-FL	8,000	8,087	—	—	8,087	LIBOR +	1.90%
Class IV-FX	12,000	12,378	—	—	12,378		6.26%
Class V	20,500	—	21,218	—	21,218		6.94%
Preferred	25,000	—	—	25,000	25,000		N/A

	$500,000	$440,772	$21,218	$25,000	$486,990

CDO VI
Class I-MM LT	$323,000	$309,944	$—	$—	$309,944	LIBOR +	0.30%
Class I-B	59,000	59,000	—	—	59,000	LIBOR +	0.40%
Class II	33,000	33,211	—	—	33,211	LIBOR +	0.50%
Class III-FL	15,000	15,183	—	—	15,183	LIBOR +	0.80%
Class III-FX	5,000	5,316	—	—	5,316		5.67%
Class IV-FL	9,600	9,813	—	—	9,813	LIBOR +	1.70%
Class IV-FX	2,400	2,576	—	—	2,576		6.55%
Class V	21,000		—	22,848	22,848		7.81%
Preferred	32,000		—	32,000	32,000		N/A

	$500,000	$435,043	$—	$54,848	$489,891

CDO VIII (4)
Class I-A	$462,500	$462,500	$—	$—	$462,500	LIBOR +	0.28%
Class I-AR	60,000	60,000	—	—	60,000	LIBOR +	0.34%
Class I-B	38,000	4,000	—	34,000	38,000	LIBOR +	0.36%
Class II	42,750	23,000	—	19,750	42,750	LIBOR +	0.42%
Class III	42,750	42,750	—	—	42,750	LIBOR +	0.50%
Class IV	28,500	—	—	—	—	LIBOR +	0.60%
Class V	28,500	28,500	—	—	28,500	LIBOR +	0.75%
Class VI	27,312	—	—	—	—	LIBOR +	0.80%
Class VII	21,375	—	—	—	—	LIBOR +	0.90%
Class VIII	22,563	22,563	—	—	22,563	LIBOR +	1.45%
Class IX-FL	6,000	6,000	—	—	6,000	LIBOR +	1.80%
Class IX-FX	7,600	7,600	—	—	7,600		6.80%
Class X	19,650	18,650	—	—	18,650	LIBOR +	2.25%
Class XI	26,125	—	—	24,125	24,125	LIBOR +	2.50%
Class XII	28,500		—	28,500	28,500		7.50%
Preferred	87,875	—	—	87,875	87,875		N/A

	$950,000	$675,563	$—	$194,250	$869,813

Continued on next page.

		Current Face Amount (1)
		Held By
Class	Original Face Amount	Third Parties	Newcastle CDOs (2)	Newcastle Outside of its CDOs (3)	Total	Stated Interest Rate
CDO IX (4)
Class A-1	$379,500	$379,500	$—	$—	$379,500	LIBOR +	0.26%
Class A-2	115,500	115,500	—	—	115,500	LIBOR +	0.47%
Class B	37,125	37,125	—	—	37,125	LIBOR +	0.65%
Class C	33,000	—	—	—	—	LIBOR +	0.80%
Class D	20,625	—	—	—	—	LIBOR +	0.90%
Class E	24,750	—	—	24,750	24,750	LIBOR +	1.10%
Class F	18,562	—	—	18,562	18,562	LIBOR +	1.30%
Class G	18,562	—	—	11,262	11,262	LIBOR +	1.50%
Class H	21,656	—	8,751	9,305	18,056	LIBOR +	2.50%
Class J	21,656	—	21,656	—	21,656	LIBOR +	3.00%
Class K	19,593	—	19,593	—	19,593	LIBOR +	3.50%
Class L	23,718	—	—	23,718	23,718		7.50%
Class M	39,187	—	—	39,187	39,187		8.00%
Preferred	51,566	—	—	51,566	51,566		N/A

	$825,000	$532,125	$50,000	$178,350	$760,475

CDO X (4)
Class A-1	$980,000	$980,000	$—	$—	$980,000	LIBOR +	0.26%
Class A-2	140,000	140,000	—	—	140,000	LIBOR +	0.35%
Class A-3	99,750	55,000	10,000	—	65,000	LIBOR +	0.60%
Class B	28,000	—	—	—	—	LIBOR +	1.25%
Class C	40,250	—	39,250	—	39,250	LIBOR +	1.75%
Class D	22,000	—	—	22,000	22,000	LIBOR +	2.50%
Class E	13,500	—	—	13,500	13,500	LIBOR +	3.00%
Class F	14,000	—	—	14,000	14,000		9.04%
Preferred	62,500	—	—	62,500	62,500		N/A

	$1,400,000	$1,175,000	$49,250	$112,000	$1,336,250

(1)	The amounts presented in these columns exclude the face amount of any cancelled bonds within an applicable class.
(2)	Amounts in this column represent the amount of bonds of the applicable class held by Newcastle’s consolidated CDOs. These bonds are eliminated in Newcastle’s consolidated balance sheet.
(3)	Amounts in this column represent the amount of bonds of the applicable class held as investments by Newcastle outside of its non-recourse financing structures.
(4)	These CDOs issued the following interest only fixed-rate notes with a 5-year maturity from inception:

•	CDO VIII Class S with a notional amount of $33.9 million at 5.41%

•	CDO IX Class S with a notional amount of $33.5 million at 5.45%

•	CDO X Class S with a notional amount of $24.2 million at 5.783%

Stockholders’ Equity

Common Stock

The following table presents information on shares of our common stock issued during the three months ended March 31, 2010:

Shares Issued	Range of Issue Prices (1)	Net Proceeds (millions)	Options Granted to Manager
9,091,668	$3.13	$28.5	N/A

(1)	Excludes prices of shares issued pursuant to the exercise of options and of shares issued to our independent directors. Includes prices of shares issued in exchange for preferred shares.

At March 31, 2010, we had 62,004,181 shares of common stock outstanding. See “Preferred Stock” below for a discussion of common stock issued in exchange for preferred stock.

As of March 31, 2010, our outstanding options had a weighted average strike price of $26.64 and were summarized as follows:

Held by the Manager	1,686,447
Issued to the Manager and subsequently transferred to certain of the Manager’s employees	798,162
Held by the independent directors and former directors	14,000

Total	2,498,609

As of March 31, 2010, approximately 3.8 million shares of our common stock were held by our manager, through affiliates, and its principals.

No dividends were declared with respect to our common stock related to the three months ended March 31, 2010.

Preferred Stock

On March 23, 2010, Newcastle announced the final results of its offer to exchange (the “Exchange Offer”) shares of its common stock and cash for up to (i) 1,725,000 shares of its outstanding 9.75% Series B Cumulative Redeemable Preferred Stock (“Series B Preferred Stock”), (ii) 1,104,000 shares of its outstanding 8.05% Series C Cumulative Redeemable Preferred Stock (“Series C Preferred Stock”), and (iii) 1,380,000 shares of its outstanding 8.375% Series D Cumulative Redeemable Preferred Stock (“Series D Preferred Stock,” and, together with Series B Preferred Stock and Series C Preferred Stock, the “Preferred Stock”).

On March 25, 2010, Newcastle settled the Exchange Offer. In the aggregate, Newcastle issued 9,091,668 shares of its common stock (approximately 17.2% of Newcastle’s outstanding shares of common stock prior to the issuance of shares in the Exchange Offer). A total of 2,881,694 shares of common stock were issued in exchange for 1,152,679 shares of Series B Preferred Stock, a total of 2,759,989 shares of common stock were issued in exchange for 1,104,000 shares of Series C Preferred Stock, and a total of 3,449,985 shares of common stock were issued in exchange for 1,380,000 shares of Series D Preferred Stock. The shares of Preferred Stock acquired by Newcastle in the Exchange Offer were retired upon receipt. After settlement of the Exchange Offer, 1,347,321 shares of Series B Preferred Stock, 496,000 shares of Series C Preferred Stock and 620,000 shares of Series D Preferred Stock remain outstanding for trading on the New York Stock Exchange.

The shares of common stock were issued in the Exchange Offer in reliance on the exemption set forth in Section 3(a)(9) of the Securities Act of 1933, as amended, for securities exchanged by an issuer with its existing security holders exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange.

In connection with the Exchange Offer, all of Newcastle’s preferred stock dividends in arrears were paid, and all cumulative preferred stock dividends accrued through April 30, 2010 have been paid. The $43.0 million excess of the $87.5 million carrying value of the exchanged preferred stock over the $44.5 million fair value of consideration paid (which included $28.5 million of common stock and $16.0 million of cash) was recorded as an increase to Net Income (Loss) Applicable to Common Stockholders.

Accumulated Other Comprehensive Income (Loss)

During the three months ended March 31, 2010, our accumulated other comprehensive income (loss) changed due to the following factors (in thousands):

	Gains (Losses) on Cash Flow Hedges	Gains (Losses) on Securities	Total Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss), December, 31, 2009	$(180,895)	$(452,923)	$(633,818)
Deconsolidation of unrealized loss on securities in CDO VII	—	40,715	40,715
Deconsolidation of unrealized loss on derivatives designated as cash flowhedges in CDO VII	28,514	—	28,514
Net unrealized gain (loss) on securities	—	117,928	117,928
Reclassification of net realized (gain) loss on securities into earnings	—	14,786	14,786
Net unrealized gain (loss) on derivatives designated as cash flow hedges	(8,528)	—	(8,528)
Reclassification of net realized (gain) loss on derivatives designated as cash flow hedges into earnings	4,879	—	4,879

Accumulated other comprehensive income (loss), March 31, 2010	$(156,030)	$(279,494)	$(435,524)

Our GAAP equity changes as our real estate securities portfolio and derivatives are marked to market each quarter, among other factors. The primary causes of mark to market changes are changes in interest rates and credit spreads. During the three months ended March 31, 2010, a net tightening of credit spreads has caused a net decrease in unrealized losses recorded in accumulative other comprehensive income on our real estate securities. Net unrealized losses on derivatives designated as cash flow hedges increased for the three months ended March 31, 2010 primarily as a result of decreases in the long-term interest rates. In addition, accumulated other comprehensive loss decreased as a result of the deconsolidation of the unrealized losses on securities and derivatives for CDO VII.

See “- Market Considerations” above for a further discussion of recent trends and events affecting our unrealized gains and losses as well as our liquidity.

Cash Flow

Operating Activities

Net cash flow provided by (used in) operating activities decreased to $13.3 million for the three months ended March 31, 2010 from $26.1 million for the three months ended March 31, 2009. This change primarily resulted from the acquisition and settlement of our investments as described above, and the performance thereof.

Operating Activities – Direct Method Comparison

Cash interest received for investments in securities and loans decreased approximately $24.2 million as a result of a lower average balance of interest earning securities and loans of $4.5 billion in the first quarter of 2010 compared to $5.9 billion in the first quarter of 2009 and a decrease in the weighted average interest rate from 5.15% in the first quarter of 2009 to 5.10% in the first quarter of 2010. The lower interest earning asset balance is primarily a result of the paydowns, delinquencies and the redirection of defaulted interests in certain CDOs.

Cash interest paid decreased approximately $12.1 million due to a lower average debt balance of $3.9 billion in the first quarter of 2010 compared to $4.9 billion in the first quarter of 2009 and a decrease in the weighted average funding cost, including the effect of hedges to 3.33% from 3.57% for the three months ended March 31, 2010 and March 31, 2009, respectively.

Investing Activities

Investing activities provided (used in) $50.5 million and $128.2 million during the three months ended March 31, 2010 and 2009, respectively. Investing activities consisted primarily of investments made in certain real estate securities, loans and other real estate related assets, offset by proceeds from the sale or settlement of investments.

Financing Activities

Financing activities provided (used) ($120.3) million and ($147.3) million during the three months ended March 31, 2010 and 2009, respectively. The return of restricted cash from refinancing activities and return of margin deposits served as the primary sources of cash flow from financing activities. Offsetting uses included the repayment of debt as described above, the payment of related deferred financing costs, the payment of preferred dividends, the payment related to the exchange of the junior subordinated notes, as well as the payment related to the preferred stock exchange described under “ – Preferred Stock” above.

See the consolidated statements of cash flows included in our consolidated financial statements for a reconciliation of our cash position for the periods described.

INTEREST RATE, CREDIT AND SPREAD RISK

We are subject to interest rate, credit and spread risk with respect to our investments. These risks are further described in “Quantitative and Qualitative Disclosures About Market Risk.”

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2010, we had the following material off-balance sheet arrangements.

•	In April 2006, we securitized our Subprime Portfolio I. The loans were sold to a securitization trust, of which 80% were treated as a sale, which is an off-balance sheet financing.

•	In July 2007, we securitized our Subprime Portfolio II. The loans were sold to a securitization trust, of which 90% were treated as a sale, which is an off-balance sheet financing.

•	On January 1, 2010, pursuant to new accounting guidance, we deconsolidated CDO VII which is now effectively an off-balance sheet financing.

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

•	We have made investments in three equity method investees, two of which are dormant at March 31, 2010 and the other of which is immaterial to our financial condition, liquidity and operations.

In each case, our exposure to loss is limited to the carrying (fair) value of our investment.

CONTRACTUAL OBLIGATIONS

During the first three months of 2010, we had all of the material contractual obligations referred to in our annual report on Form 10-K for the year ended December 31, 2009, excluding the debt which was repaid or repurchased, as described in “– Liquidity and Capital Resources,” as well as the following:

Contract Category	Change
CDO bonds payable	We re-issued $37.6 million face amount of CDO bonds payable in exchange for junior subordinated notes payable, and we also deconsolidated CDO VII, both as described in “ – Liquidity and Capital Resources.”

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

ADJUSTED FUNDS FROM OPERATIONS

We believe Adjusted Funds From Operations (“AFFO”) is one appropriate measure of the operating performance of real estate companies. We also believe that AFFO is an appropriate supplemental disclosure of operating performance for a REIT. Furthermore, AFFO is used to compute our incentive compensation to the Manager. AFFO, for our purposes, represents net income available for common stockholders (computed in accordance with GAAP), excluding extraordinary items, plus depreciation of operating real estate, and after adjustments for equity method investees, if any. We consider gains and losses on resolution of our investments to be a normal part of our recurring operations and therefore do not exclude such gains and losses when arriving at AFFO. This is the one difference between our definition of AFFO and the National Association of Real Estate Investment Trusts (“NAREIT”) definition of FFO, which excludes gains and losses. Adjustments for equity method investees, if any, are calculated to reflect AFFO on the same basis. AFFO does not represent cash generated from operating activities in accordance with GAAP and therefore should not be considered an alternative to net income as an indicator of our operating performance or as an alternative to cash flow as a measure of liquidity and is not necessarily indicative of cash available to fund cash needs. Our calculation of AFFO may be different from the calculation used by other companies and, therefore, comparability may be limited.

AFFO is calculated as follows (in thousands):

	For the Three Months Ended March 31,
	2010	2009
Income (loss) applicable to common stockholders	$180,200	$(242,223)
Operating real estate depreciation	—	(124)

Adjusted Funds from Operations (AFFO)	$180,200	$(242,347)

Adjusted Funds from Operations was derived from our segments as follows (in thousands):

	Book Equity at March 31, 2010	AFFO for the Three Months Ended March 31, 2010
CDOs	$(706,776)	$112,293
Other nonrecourse	48,593	38,223
Recourse	6,705	(375)
Unlevered	21,859	(1,102)
Unallocated (1)	(113,350)	31,161

Total (2)	(742,969)	$180,200

Preferred stock	61,583
Accumulated depreciation	(868)
Accumulated other comprehensive income (loss)	(435,524)

Net GAAP equity	$(1,117,778)

(1)	Unallocated AFFO represents $39,775 of preferred dividends, including the impact of the preferred stock exchange (described in “ – Liquidity ad Capital Resources” above), ($1,057) of interest expense on our junior subordinated notes payable and interest rate swaps, and ($7,557) of corporate general and administrative expenses and management fees for the three months ended March 31, 2010.
(2)	Invested common equity is equal to GAAP equity excluding preferred stock, accumulated depreciation and accumulated other comprehensive income (loss).

As a result of the effect of the other-than-temporary impairment on our AFFO, we expect that there will be no incentive compensation payable to the Manager for an indeterminate amount of time.

NET INTEREST INCOME LESS EXPENSES (NET OF PREFERRED DIVIDENDS)

We believe that net interest income less expenses (net of preferred dividends) is an appropriate supplemental disclosure of the operating performance for a mortgage REIT. Net interest income less expenses (net of preferred dividends) does not represent cash generated from operating activities in accordance with GAAP and therefore should not be considered an alternative to net income as an indicator of our operating performance or as an alternative to cash flow as a measure of our liquidity and is not necessarily indicative of cash available to fund cash needs. For a further description of the differences between cash flow provided by operations and net income see “ – Liquidity and Capital Resource) above. Our calculation of net interest income less expenses (net of preferred dividends) may be different from the calculation used by other companies and, therefore, comparability may be limited.

	Three Months Ended March 31,
	2010	2009
Income (loss) applicable to common stockholders	$180,200	$(242,223)
Add (Deduct):
Impairment	(68,032)	307,470
Other (income) loss	(56,543)	(12,317)
Loss from discontinued operations	40	33
Excess of carrying amount of exchanged preferred stockover fair value of consideration paid - Note 9	(43,043)	—

	$12,622	$52,963

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

As of March 31, 2010, a 100 basis point increase in short term interest rates would increase our earnings by approximately $1.7 million per annum, assuming a static portfolio of current investments and financings.

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

As of March 31, 2010, a 100 basis point change in short term interest rates would impact our net book value by approximately $12.6 million, assuming a static portfolio of current investments and financings.

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

As of March 31, 2010, a 25 basis point movement in credit spreads would impact our net book value by approximately $20.3 million, assuming a static portfolio of current investments and financings, but would not directly affect our earnings or cash flow.

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

Credit risk refers to the ability of each individual borrower under our loans and securities to make required interest and principal payments on the scheduled due dates. The commercial mortgage and asset backed securities we invest in are generally junior in right of payment of interest and principal to one or more senior classes, but benefit from the support of one or more subordinate classes of securities or other form of credit support (which absorbs losses before the securities in which we invest) within a securitization transaction. The senior unsecured REIT debt securities we invest in reflect comparable credit risk. As a result of the current challenging credit and liquidity conditions, the value of the subordinated securities has generally been reduced or, in some cases, eliminated, which could leave our securities economically in a first loss position. We also invest in loans and securities which represent “first loss” pieces; in other words, they do not benefit from credit support although we believe they predominantly benefit from underlying collateral value in excess of their carrying amounts.

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

Margin

We may, from time to time, be a party to derivatives or financing arrangements that are subject to margin calls based on the value of such instruments. We seek to maintain adequate cash reserves and other sources of available liquidity to meet any margin calls resulting from decreases in value related to a reasonably possible (in the opinion of management) change in interest rates.

Interest Rate and Credit Spread Risk Sensitive Instruments and Fair Value

Our holdings of such financial instruments, and their fair values and the estimation methodology thereof, are detailed in Note 6 to our consolidated financial statements included herein. For information regarding the impact of prepayment, reinvestment, and expected loss factors on the timing of realization of our investments, please refer to the consolidated financial statements included herein and in our Annual Report on Form 10-K for the year ended December 31, 2009. For information regarding the impact of changes in these factors on the value of securities valued with internal models, see Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies.”

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

Changes in these factors are difficult to predict, and a change in one factor can affect other factors. For example, during 2007, increased default rates in the subprime mortgage market played a role in causing credit spreads to widen, reducing availability of credit on favorable terms, reducing liquidity and price transparency of real estate related assets, resulting in difficulty in obtaining accurate mark-to-market valuations, and causing a negative perception of the state of the real estate markets and of REITs generally. These conditions worsened during 2008, and intensified meaningfully during the fourth quarter of 2008, as a result of the global credit and liquidity crisis, resulting in extraordinarily challenging market conditions. Despite signs of improvement, market conditions during early 2010 remain challenging. We do not currently know the full extent to which this market disruption will affect us or the markets in which we operate, and we are unable to predict its length or ultimate severity. If the challenging conditions continue, we may experience additional impairment charges as well as additional challenges in raising capital and obtaining investment or other financing on attractive terms.

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

We have retained, and may in the future retain or repurchase, subordinate classes of bonds issued by certain of our subsidiaries in our CDO financings. Each of our CDO financings contains tests that measure the amount of over collateralization and excess interest in the transaction. Failure to satisfy these tests would result in principal and/or interest cash flow that would otherwise be distributed to more junior classes of securities (including those held by Newcastle) to be redirected to pay down the most senior class of securities outstanding until the tests are satisfied. As a result, failure to satisfy the coverage tests could adversely affect our operating results and cash flows by temporarily or permanently directing funds that would otherwise come to us to holders of the senior classes of bonds. In addition, the redirected funds would be used to pay down financing which currently bears an attractive rate, thereby reducing our future earnings from the affected CDO. The ratings assigned to the assets in each CDO affect the results of the tests governing whether a CDO can distribute cash to the various classes of securities in the CDO. As a result, ratings downgrades of the assets in a CDO can result in a CDO failing its tests and thereby cause us not to receive cash flows from the affected CDO. We note that we have approximately $844 million of assets in our consolidated CDOs as of April 30, 2010 that are under negative watch for possible downgrade by at least one of the rating agencies. One or more of the rating agencies could downgrade some or all of these assets at any time, and any such downgrade could affect – and possibly materially affect – our future cash flows. As of the March 2010 remittance date for CDOs IV and V and as of the April 2010 remittance date for CDO VI, these CDOs were not in compliance with their applicable over collateralization tests and, consequently, we are not receiving cash flows from these CDOs (other than senior management fees). Based upon our current calculations, we expect these to remain out of compliance for the foreseeable future. Moreover, given current market conditions, it is possible that all of our CDOs could be out of compliance with their over collateralization tests as of one or more measurement dates within the next twelve months.

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

In addition, we can be removed as manager of a CDO if certain events occur, including the failure to satisfy specific over collateralization and interest coverage tests, failure to satisfy certain “key man” requirements or an event of default occurring for the failure to pay interest on the related senior classes of securities of the CDO. If we are removed as collateral manager, we would no longer receive management fees from — and no longer be able to manage the assets of — the applicable CDO, which would negatively affect our cash flows, business, results of operations and financial condition. We note that on November 4, 2009, CDO VII failed additional over collateralization tests. The consequences of failing these tests are that an event of default has occurred and we may be removed as the collateral manager under the documentation governing CDO VII. So long as the event of default continues, we will not be permitted to purchase or sell any collateral in CDO VII. If we are removed as the collateral manager of CDO VII, we would no longer receive the senior management fees from such CDO. As of May 1, 2010, we have not been removed as collateral manager. Based upon our current calculations, we estimate that if we are removed as the collateral manager of CDO VII, the loss of senior management fees would not have a material negative impact on our cash flows, business, results of operations or financial condition. However, given current market conditions, it is possible that events of default may occur in other CDOs, and we could be removed as the collateral manager of those CDOs if certain events of default occur. Moreover, our cash flows, business, results of operations and/or financial condition could be materially and negatively impacted if certain events of default occur.

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

We have limited liquidity. We may become party to agreements that require cash payments at periodic intervals. Failure to make such required payments may adversely affect our business, financial condition and results of operations.

We may become party to financing agreements that require us to make cash payments at periodic intervals. Events could occur or circumstances could arise, which we may not be able to foresee, that may cause us to be unable to make any such cash payments when they become due. Failure to make the payments required under our financing documents would give the lenders the right to require us to repay all amounts owed to them under the applicable financing immediately.

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

The loans we invest in and the loans underlying the securities we invest in, are subject to delinquency, foreclosure and loss, which could result in losses to us.

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

During the reinvestment period, we must invest the restricted cash available for reinvestments in our CDOs. Until we are able to acquire sufficient assets, our returns will reflect income earned on uninvested cash and, having locked in the cost of liabilities for the particular CDO, the particular CDO’s returns will be at risk of declining to the extent that yields on the assets to be acquired decline. In general, our ability to acquire appropriate investments depends upon the supply in the market of investments we deem suitable, and changes in various economic factors may affect our determination of what constitutes a suitable investment.

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

In addition, our board of directors may elect not to declare any of the specified dividends on our three series of preferred stock. If our board makes this election, then until we pay all accrued dividends on our preferred shares, we cannot pay any dividends on our common shares, pay any consideration to repurchase or otherwise acquire shares of our common stock or redeem any shares of any series of our preferred stock without redeeming all of our outstanding preferred shares in accordance with the governing documentation. Consequently, the failure to pay dividends on our preferred shares restricts the actions that we may take with respect to our common shares and preferred shares. Moreover, if we do not pay dividends on any series of preferred stock for six or more periods, then holders of each affected series obtain the right to call a special meeting and elect two members to our board of directors. We cannot predict whether the holders of our preferred stock would take such action or, if taken, how long the process would take or what impact the two new directors on our board of directors would have on our company (other than increasing our director compensation costs). However, the election of additional directors would affect the composition of our board of directors and, thus, could affect the management of our business.

Shares eligible for future sale may adversely affect our common stock price.

Sales of our common stock or other securities in the public or private market, or the perception that these sales may occur, could cause the market price of our common stock to decline. This could also impair our ability to raise additional capital through the sale of our equity securities. Under our certificate of incorporation, we are authorized to issue up to 500,000,000 shares of common stock, of which 62,004,181 shares of common stock were outstanding as of March 31, 2010. We cannot predict the size of future issuances of our common stock or other securities or the effect, if any, that future sales and issuances would have on the market price of our common stock.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Articles of Amendment and Restatement (incorporated by reference to the Registrant’s Registration Statement on Form S-11 (File No. 333-90578), Exhibit 3.1).

3.2	Articles Supplementary Relating to the Series B Preferred Stock (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003, Exhibit 3.3).

3.3	Articles Supplementary Relating to the Series C Preferred Stock (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 3.3, filed on October 25, 2005).

3.4	Articles Supplementary Relating to the Series D Preferred Stock (incorporated by reference to the Registrant’s Report on Form 8-A, Exhibit 3.1, filed on March 14, 2007).

3.5	Amended and Restated By-laws (incorporated by reference to the Registrant’s Registration Statement on Form 8-K, Exhibit 3.1, filed on May 5, 2006).

4.1	Rights Agreement between the Registrant and American Stock Transfer and Trust Company, as Rights Agent, dated October 16, 2002 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2002, Exhibit 4.1).

4.2	Junior Subordinated Indenture between Newcastle Investment Corp. and The Bank of New York Mellon Trust Company, National Association, dated April 30, 2009 (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 4.1, filed on May 4, 2009).

4.3	Pledge and Security Agreement between Newcastle Investment Corp. and The Bank of New York Mellon Trust Company, National Association, as trustee, dated April 30, 2009 (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 4.2, filed on May 4, 2009).

4.4	Pledge, Security Agreement and Account Control Agreement among Newcastle Investment Corp., NIC TP LLC, as pledgor, and The Bank of New York Mellon Trust Company, National Association, as bank and trustee, dated April 30, 2009 (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 4.3, filed on May 4, 2009).

10.1	Amended and Restated Management and Advisory Agreement by and among the Registrant and Fortress Investment Group LLC, dated June 23, 2003 (incorporated by reference to the Registrant’s Registration Statement on Form S-11 (File No. 333-106135), Exhibit 10.1).

10.2	Newcastle Investment Corp. Nonqualified Stock Option and Incentive Award Plan Amended and Restated Effective as of February 11, 2004 (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, Exhibit 10.2).

10.3	Exchange Agreement between Newcastle Investment Corp. and Taberna Preferred Funding IV, Ltd., Taberna Preferred Funding V, Ltd., Taberna Preferred Funding VI, Ltd. and Taberna Preferred Funding VII, Ltd., dated April 30, 2009 (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.1, filed on May 4, 2009).

10.4	Exchange Agreement, dated as of January 29, 2010, by and among Newcastle Investment Corp., Taberna Capital Management, LLC, Taberna Preferred Funding IV, Ltd., Taberna Preferred Funding V, Ltd., Taberna Preferred Funding VI, Ltd. and Taberna Preferred Funding VII, Ltd. (incorporated by reference to the Registrant’s Report on Form 8-K, Exchibt 10.1, filed on February 2, 2010).

21.1	Subsidiaries of the Registrant (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, Exhibit 21.1)

31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

NEWCASTLE INVESTMENT CORP.

May 7, 2010

By:	/s/ Kenneth M. Riis
Kenneth M. Riis
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Brian C. Sigman
Brian C. Sigman
Chief Financial Officer

May 7, 2010