Form 10-Q
period 2010-06-30
NEWCASTLE INVESTMENT CORP
filed 2010-08-06
CIK 1175483

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

Common stock, $0.01 par value per share: 62,024,945 shares outstanding as of August 4, 2010.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, the operating performance of our investments, the stability of our earnings, and our financing needs. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “endeavor,” “seek,” “anticipate,” “estimate,” “overestimate,” “underestimate,” “believe,” “could,” “project,” “predict,” “continue” or other similar words or expressions. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Our ability to predict results or the actual outcome of future plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results. Factors that could materially affect our operations and prospects include, but are not limited to:

•	our ability to take advantage of opportunities in additional asset classes at attractive risk-adjusted prices;

•	our ability to deploy capital accretively;

•	the risks that default and recovery rates on our loan portfolios exceed our underwriting estimates;

•	the relationship between yields on assets which are paid off and yields on assets in which such monies can be reinvested;

•	the relative spreads between the yield on the assets we invest in and the cost of financing;

•	changes in economic conditions generally and the real estate and bond markets specifically;

•	adverse changes in the financing markets we access affecting our ability to finance our investments or our ability to maintain our historic net spreads;

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

•	legislative/regulatory changes, including, but not limited to, any modification of the terms of loans or requirements with respect to asset-backed securities that we may issue;

•	reductions in cash flows received from our investments, particularly our CDOs;

•	completion of pending investments;

•	the availability and cost of capital for future investments;

•	competition within the finance and real estate industries; and

•	other risks detailed from time to time below, particularly under the heading “Risk Factors,” and in our other SEC reports.

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

NEWCASTLE INVESTMENT CORP.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	June 30, 2010 (Unaudited)	December 31, 2009
Assets
Non-Recourse VIE Financing Structures
Real estate securities, available for sale	$1,872,612	$1,784,487
Real estate related loans, held for sale, net	671,657	554,367
Residential mortgage loans, held for investment, net	131,084	—
Residential mortgage loans, held for sale, net	258,373	380,123
Subprime mortgage loans subject to call option	403,383	403,006
Restricted cash	145,366	200,251
Receivables and other assets	32,769	36,643

	3,515,244	3,358,877

Recourse Financing Structures and Unlevered Assets
Real estate securities, available for sale	3,467	46,308
Real estate related loans, held for sale, net	23,001	19,495
Residential mortgage loans, held for sale, net	4,182	3,524
Operating real estate, held for sale	9,906	9,966
Cash and cash equivalents	37,684	68,300
Receivables and other assets	1,016	8,158

	79,256	155,751

	$3,594,500	$3,514,628

Liabilities and Stockholders’ Equity (Deficit)
Liabilities
Non-Recourse VIE Financing Structures
CDO bonds payable	$3,481,618	$4,058,928
Other bonds payable	275,933	303,697
Notes payable	4,582	—
Financing of subprime mortgage loans subject to call option	403,383	403,006
Derivative liabilities	203,274	203,054
Accrued expenses and other liabilities	7,415	2,992

	4,376,205	4,971,677

Recourse Financing Structures and Other Liabilities
Repurchase agreements	—	71,309
Junior subordinated notes payable	51,256	103,264
Derivative liabilities	—	4,100
Due to affiliates	1,419	1,497
Accrued expenses and other liabilities	3,086	3,433

	55,761	183,603

	4,431,966	5,155,280

Stockholders’ Equity (Deficit)
Preferred stock, $0.01 par value, 100,000,000 shares authorized, 1,347,321 and 2,500,000 shares of 9.75% Series B Cumulative Redeemable Preferred Stock, 496,000 and 1,600,000 shares of 8.05% Series C Cumulative Redeemable Preferred Stock, and 620,000 and 2,000,000 shares of 8.375% Series D Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	61,583	152,500
Common stock, $0.01 par value, 500,000,000 shares authorized, 62,024,945 and 52,912,513 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	620	529
Additional paid-in capital	1,065,362	1,033,520
Accumulated deficit	(1,690,870)	(2,193,383)
Accumulated other comprehensive income (loss)	(274,161)	(633,818)

	(837,466)	(1,640,652)

	$3,594,500	$3,514,628

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(dollars in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Interest income	$74,183	$87,338	$144,275	$211,811
Interest expense	43,141	54,172	88,730	114,716

Net interest income	31,042	33,166	55,545	97,095

Impairment
Valuation allowance (reversal) on loans	(91,534)	(30,869)	(187,308)	90,019
Other-than-temporary impairment on securities	33,925	209,554	98,781	396,136
Portion of other-than-temporary impairment on securities recognized in other comprehensive income (loss), net of the reversal of other comprehensive loss into net income (loss)	15,114	(55,278)	(22,000)	(55,278)

	(42,495)	123,407	(110,527)	430,877

Net interest income (loss) after impairment	73,537	(90,241)	166,072	(333,782)
Other Income (Loss)
Gain on settlement of investments, net	8,954	17,544	18,631	9,497
Gain on extinguishment of debt	46,728	26,830	95,074	53,675
Other income (loss), net	(2,298)	10,911	(3,778)	4,430

	53,384	55,285	109,927	67,602

Expenses
Loan and security servicing expense	1,322	1,370	2,357	2,772
General and administrative expense	1,938	2,965	4,976	4,591
Management fee to affiliate	4,258	4,492	8,735	8,983
Depreciation and amortization	62	73	125	145

	7,580	8,900	16,193	16,491

Income (loss) from continuing operations	119,341	(43,856)	259,806	(282,671)
Income (loss) from discontinued operations	13	(142)	(27)	(175)

Net Income (Loss)	119,354	(43,998)	259,779	(282,846)
Preferred dividends	(1,395)	(3,376)	(4,663)	(6,751)
Excess of carrying amount of exchanged preferred stock over fair value of consideration paid - Note 9	—	—	43,043	—

Income (Loss) Applicable to Common Stockholders	$117,959	$(47,374)	$298,159	$(289,597)

Income (Loss) Per Share of Common Stock
Basic	$1.90	$(0.90)	$5.16	$(5.48)

Diluted	$1.90	$(0.90)	$5.16	$(5.48)

Income (loss) from continuing operations per share of common stock, after preferred dividends and excess of carrying amount of exchanged preferred stock over fair value of consideration paid
Basic	$1.90	$(0.90)	$5.16	$(5.48)

Diluted	$1.90	$(0.90)	$5.16	$(5.48)

Income (loss) from discontinued operations per share of common stock
Basic	$—	$—	$—	$—

Diluted	$—	$—	$—	$—

Weighted Average Number of Shares of Common Stock Outstanding
Basic	62,010,570	52,836,208	57,838,286	52,821,800

Diluted	62,010,570	52,836,208	57,838,286	52,821,800

Dividends Declared per Share of Common Stock	$—	$—	$—	$—

See notes to consolidated financial statements

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (Unaudited)

FOR THE SIX MONTHS ENDED JUNE 30, 2010

(dollars in thousands)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accum. Other Comp. Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss)	(Deficit)
Stockholders’ equity (deficit) - December 31, 2009	6,100,000	$152,500	52,912,513	$529	$1,033,520	$(2,193,383)	$(633,818)	$(1,640,652)
Preferred dividends declared	—	—	—	—	—	(19,484)	—	(19,484)
Exchange of preferred stock for common stock and cash	(3,636,679)	(90,917)	9,091,668	91	31,782	43,043	—	(16,001)
Issuance of common stock to directors	—	—	20,764	—	60	—	—	60
Deconsolidation of CDO VII:
Cumulative net loss	—	—	—	—	—	219,175	—	219,175
Deconsolidation of unrealized loss on securities	—	—	—	—	—	—	40,715	40,715
Deconsolidation of unrealized loss on derivatives designated as cash flow hedges	—	—	—	—	—	—	28,514	28,514
Comprehensive income:
Net income (loss)	—	—	—	—	—	259,779	—	259,779
Net unrealized gain on securities	—	—	—	—	—	—	262,032	262,032
Reclassification of net realized loss on securities into earnings	—	—	—	—	—	—	54,930	54,930
Net unrealized (loss) on derivatives designated as cash flow hedges	—	—	—	—	—	—	(32,680)	(32,680)
Reclassification of net realized loss on derivatives designated as cash flow hedges into earnings	—	—	—	—	—	—	6,146	6,146

Total comprehensive income (loss)								550,207

Stockholders’ equity (deficit) - June 30, 2010	2,463,321	$61,583	62,024,945	$620	$1,065,362	$(1,690,870)	$(274,161)	$(837,466)

See notes to consolidated financial statements

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(dollars in thousands)

	Six Months Ended June 30,
	2010	2009
Cash Flows From Operating Activities
Net income (loss)	$259,779	$(282,846)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities (inclusive of amounts related to discontinued operations):
Depreciation and amortization	125	150
Accretion of discount and other amortization	(8,377)	(29,466)
Interest income in CDOs redirected for reinvestment or CDO bonds paydown	(3,793)	(6,447)
Valuation allowance on loans	(187,308)	90,019
Non-cash directors’ compensation	60	91
(Gain) loss on sale of investments	(18,631)	(9,497)
Unrealized (gain) loss on non-hedge derivatives and hedge ineffectiveness	4,299	(4,197)
Other-than-temporary impairment on securities	76,781	340,858
Impairment on real estate held for sale	60	250
(Gain) loss on extinguishment of debt	(95,074)	(53,675)
Change in:
Restricted cash	(215)	3,760
Receivables and other assets	2,967	2,343
Due to affiliates	(78)	(35)
Accrued expenses and other liabilities	(1,346)	(1,674)

Net cash provided by (used in) operating activities	29,249	49,634

Cash Flows From Investing Activities
Purchase of real estate securities	(2,291)	(1,800)
Proceeds from sale of real estate securities	48,367	135,999
Purchase of and advances on loans	—	(14,723)
Repayments of loan and security principal	105,748	51,635
Margin received on derivative instruments	5,073	3,550
Return of margin deposits on total rate of return swaps (treated as derivative instruments)	—	37
Payments on settlement of derivative instruments	(11,394)	(11,610)
Proceeds from sale of real estate held for sale	—	1,350
Distributions of capital from equity method investees	159	48

Net cash provided by (used in) investing activities	145,662	164,486

Cash Flows From Financing Activities
Repayments and repurchases of CDO bonds payable	(89,975)	(23,675)
Repurchase of CDO bonds payable	(9,927)	(3,069)
Issuance of other bonds payable	97,650	—
Repayments of other bonds payable	(124,104)	(51,472)
Repayments of repurchase agreements	(71,309)	(159,048)
Margin deposits under repurchase agreements	—	(7,303)
Return of margin deposits under repurchase agreements	—	7,586
Cash consideration paid in exchange for junior subordinated notes	(9,715)	—
Cash consideration paid to redeem preferred stock	(16,001)	—
Dividends paid	(19,484)	—
Payment of deferred financing costs	(1,677)	(1,900)
Restricted cash returned from refinancing activities	39,015	41,643

Net cash provided by (used in) financing activities	(205,527)	(197,238)

Net Increase (Decrease) in Cash and Cash Equivalents	(30,616)	16,882
Cash and Cash Equivalents, Beginning of Period	68,300	49,746

Cash and Cash Equivalents, End of Period	$37,684	$66,628

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest expense	$65,946	$87,067
Supplemental Schedule of Non-Cash Investing and Financing Activities
Common stock issued to redeem preferred stock	$28,457	$—
Face amount of CDO bonds issued in exchange for previously issued junior subordinated notes of $52,094	$37,625	$—

See notes to consolidated financial statements

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2010

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

Newcastle is party to a management agreement (the “Management Agreement”) with FIG LLC (the “Manager”), a subsidiary of Fortress Investment Group LLC (“Fortress”), under which the Manager advises Newcastle on various aspects of its business and manages its day-to-day operations, subject to the supervision of Newcastle’s board of directors. For its services, the Manager receives an annual management fee and incentive compensation, both as defined in the Management Agreement.

Approximately 3.8 million shares of Newcastle’s common stock were held by Fortress, through its affiliates, and its principals at June 30, 2010. In addition, Fortress, through its affiliates, held options to purchase approximately 1.7 million shares of Newcastle’s common stock at June 30, 2010.

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

2. INFORMATION REGARDING BUSINESS SEGMENTS

Newcastle conducts its business through four primary segments: (i) investments financed with non-recourse collateralized debt obligations (“CDOs”), (ii) investments financed with other non-recourse debt, (iii) investments financed with recourse debt, and (iv) unlevered investments.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2010

(dollars in tables in thousands, except share data)

Summary financial data on Newcastle’s segments is given below, together with a reconciliation to the same data for Newcastle as a whole:

	CDOs (A)	Other Non-Recourse (A) (B)	Recourse	Unlevered	Unallocated	Total
Six Months Ended June 30, 2010
Interest income	$105,721	$36,806	$976	$742	$30	$144,275
Interest expense	56,174	29,901	645	356	1,654	88,730

Net interest income (expense)	49,547	6,905	331	386	(1,624)	55,545
Impairment	(60,308)	(34,229)	(60)	(15,930)	—	(110,527)
Other income (loss)	115,730	(3,781)	(663)	(1,014)	(345)	109,927
Depreciation and amortization	—	—	—	—	125	125
Other operating expenses	789	1,626	4	10	13,639	16,068

Income (loss) from continuing operations	224,796	35,727	(276)	15,292	(15,733)	259,806
Income (loss) from discontinued operations	—	—	—	(27)	—	(27)

Net income (loss)	224,796	35,727	(276)	15,265	(15,733)	259,779
Preferred dividends	—	—	—	—	(4,663)	(4,663)
Excess of carrying amount of exchanged preferred stock over fair value of consideration paid - Note 9	—	—	—	—	43,043	43,043

Income (loss) applicable to common stockholders	$224,796	$35,727	$(276)	$15,265	$22,647	$298,159

Three Months Ended June 30, 2010
Interest income	$54,778	$18,760	$117	$519	$9	$74,183
Interest expense	27,308	14,862	18	356	597	43,141

Net interest income (expense)	27,470	3,898	99	163	(588)	31,042
Impairment	(29,462)	3,063	—	(16,096)	—	(42,495)
Other income (loss)	56,008	(2,383)	—	104	(345)	53,384
Depreciation and amortization	—	—	—	—	62	62
Other operating expenses	437	948	—	9	6,124	7,518

Income (loss) from continuing operations	112,503	(2,496)	99	16,354	(7,119)	119,341
Income (loss) from discontinued operations	—	—	—	13	—	13

Net income (loss)	112,503	(2,496)	99	16,367	(7,119)	119,354
Preferred dividends	—	—	—	—	(1,395)	(1,395)
Excess of carrying amount of exchanged preferred stock over fair value of consideration paid - Note 9	—	—	—	—	—	—

Income (loss) applicable to common stockholders	$112,503	$(2,496)	$99	$16,367	$(8,514)	$117,959

June 30, 2010
Investments (C) (D)	$2,591,198	$745,911	$—	$40,556	$—	$3,377,665
Cash and restricted cash	145,366	—	—	347	37,337	183,050
Other assets	32,769	—	—	221	795	33,785

Total assets	2,769,333	745,911	—	41,124	38,132	3,594,500

Debt (D)	(3,486,200)	(679,316)	—	—	(51,256)	(4,216,772)
Derivative liabilities	(184,839)	(18,435)	—	—	—	(203,274)
Other liabilities	(6,649)	(766)	—	(771)	(3,734)	(11,920)

Total liabilities	(3,677,688)	(698,517)	—	(771)	(54,990)	(4,431,966)

Preferred stock	—	—	—	—	(61,583)	(61,583)

GAAP book value (E)	$(908,355)	$47,394	$—	$40,353	$(78,441)	$(899,049)

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2010

(dollars in tables in thousands, except share data)

	CDOs (A)	Other Non-Recourse (A) (B)	Recourse	Unlevered	Unallocated	Total
Six Months Ended June 30, 2009
Interest income	$166,939	$38,859	$4,802	$1,168	$43	$211,811
Interest expense	73,567	34,917	2,188	—	4,044	114,716

Net interest income (expense)	93,372	3,942	2,614	1,168	(4,001)	97,095
Impairment	399,176	(6,557)	32,471	5,787	—	430,877
Other income (loss)	58,873	4,515	4,311	(98)	1	67,602
Depreciation and amortization	—	—	—	—	145	145
Other operating expenses	882	1,870	25	1	13,568	16,346

Income (loss) from continuing operations	(247,813)	13,144	(25,571)	(4,718)	(17,713)	(282,671)
Income (loss) from discontinued operations	—	—	—	(175)	—	(175)

Net income (loss)	(247,813)	13,144	(25,571)	(4,893)	(17,713)	(282,846)
Preferred dividends	—	—	—	—	(6,751)	(6,751)

Income (loss) applicable to common stockholders	$(247,813)	$13,144	$(25,571)	$(4,893)	$(24,464)	$(289,597)

Three Months Ended June 30, 2009
Interest income	$66,176	$18,517	$2,284	$339	$22	$87,338
Interest expense	35,253	15,761	991	—	2,167	54,172

Net interest income (expense)	30,923	2,756	1,293	339	(2,145)	33,166
Impairment	119,235	(10,153)	11,177	3,148	—	123,407
Other income (loss)	45,073	10,196	78	(61)	(1)	55,285
Depreciation and amortization	—	—	—	—	73	73
Other operating expenses	442	929	3	—	7,453	8,827

Income (loss) from continuing operations	(43,681)	22,176	(9,809)	(2,870)	(9,672)	(43,856)
Income (loss) from discontinued operations	—	—	—	(142)	—	(142)

Net income (loss)	(43,681)	22,176	(9,809)	(3,012)	(9,672)	(43,998)
Preferred dividends	—	—	—	—	(3,376)	(3,376)

Income (loss) applicable to common stockholders	$(43,681)	$22,176	$(9,809)	$(3,012)	$(13,048)	$(47,374)

(A)	Assets held within CDOs and other non-recourse structures are not available to satisfy obligations outside of such financings, except to the extent Newcastle receives net cash flow distributions from such structures. Furthermore, economic losses from such structures cannot exceed Newcastle’s invested equity in them. Therefore, economically their book value cannot be less than zero, except for the amounts described in note (B) below.
(B)	Includes all of the manufactured housing loan financing, of which $1.4 million (carrying value) was recourse as of June 30, 2010.
(C)	The following table summarizes the investments in the unlevered segment as of June 30, 2010:

	Outstanding Face Amount	Carrying Value
Real estate securities	$175,607	$3,467
Real estate related loans	236,486	23,001
Residential mortgage loans	5,460	4,182
Operating real estate	N/A	9,906

	$417,553	$40,556

(D)	Included in the other non-recourse segment were $403.4 million of Investments and Debt at June 30, 2010, representing the loans subject to call option of the two subprime securitizations and the corresponding financing.
(E)	Newcastle cannot economically lose more than its investment amount in any given non-recourse financing structure. Therefore, impairment recorded in excess of such investment, which results in negative GAAP book value for a given non-recourse financing structure, cannot economically be incurred and will eventually be reversed through amortization, sales at gains, or as gains at the deconsolidation or termination of such non-recourse financing structure. For non-recourse financing structures with negative GAAP book value, except as noted in (B) above, the aggregate negative GAAP book value which will eventually be recorded as an increase to GAAP book value is $641 million as of June 30, 2010.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2010

(dollars in tables in thousands, except share data)

Comprehensive Income

The following table summarizes our comprehensive income for the interim periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income (loss)	$119,354	$(43,998)	$259,779	$(282,846)
Net unrealized gain on securities	144,104	131,196	262,032	49,531
Reclassification of net realized loss on securities into earnings	40,144	137,078	54,930	331,891
Net unrealized gain (loss) on derivatives designated as cash flow hedges	(24,152)	86,834	(32,680)	108,817
Reclassification of net realized loss on derivatives designated as cash flow hedges into earnings	1,267	(9,433)	6,146	2,517

	$280,717	$301,677	$550,207	$209,910

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

Under the new guidance, a primary beneficiary is defined as the party who has the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and will absorb a significant portion of the VIE’s expected losses or receive a significant portion of the expected residual returns as a result of holding variable interests.

The VIEs in which Newcastle has a significant interest include (i) Newcastle’s CDOs, in which Newcastle has been determined to be the primary beneficiary and therefore consolidates them (with the exception of CDO VII as described below), since it has the power to direct the activities that most significantly impact the CDOs’ economic performance and would absorb a significant portion of their expected losses and receive a significant portion of their expected residual returns, and (ii) the manufactured housing loan financing structures, which are similar to the CDOs in analysis. Newcastle’s CDOs and manufactured housing loan financings are held in special purpose entities whose debt is treated as non-recourse secured borrowings of Newcastle. Newcastle’s subprime securitizations are also considered VIE’s, but Newcastle does not control their activities and no longer receives a significant portion of their returns. These subprime securitizations were not consolidated under the current or prior guidance.

In addition, Newcastle’s investments in CMBS, CDO securities and loans may be deemed to be variable interests in VIEs, depending on their structure. Newcastle is not obligated to provide, nor has it provided, any financial support to these VIEs. Newcastle monitors these investments and, to the extent Newcastle determines that it potentially owns a majority of the currently controlling class, it analyzes them for potential consolidation. As of June 30, 2010, Newcastle has not consolidated these potential VIEs due to the determination that, based on the nature of Newcastle’s investments and the provisions governing these structures, Newcastle does not have the power to direct the activities that most significantly impact their economic performance. Newcastle will continue to analyze future investments, as well as reconsideration events in existing entities, pursuant to the VIE requirements. These analyses require considerable judgment in determining the primary beneficiary of a VIE since they involve subjective determinations of significance, with respect to both power and economics. The result could be the consolidation of an entity that would otherwise not have been consolidated or the non-consolidation of an entity that would otherwise have been consolidated.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2010

(dollars in tables in thousands, except share data)

On January 1, 2010, as a result of the adoption of the new guidance, Newcastle deconsolidated a non-recourse financing structure, CDO VII. Newcastle determined that it does not have the current power to direct the relevant activities of CDO VII as an event of default had occurred and we may be removed as the collateral manager by a single party. The deconsolidation reduced Newcastle’s gross assets by $149.4 million, reduced liabilities by $437.8 million and increased equity by $288.4 million. The deconsolidation also reduced revenues and expenses, but its impact was not material to the net income applicable to common stockholders. As a result of this new guidance, Newcastle has interests in the following unconsolidated VIE at June 30, 2010, in which it has a significant interest, in addition to the subprime securitizations which are described in Note 4:

Entity	Gross Assets (A)	Debt (B)	Carrying Value of Newcastle’s Investment (C)
CDO VII	$486,633	$470,489	$—

(A)	Face amount.
(B)	Includes $60.5 million face amount of debt owned by Newcastle with a carrying value of zero at June 30, 2010.
(C)	Represent’s Newcastle’s maximum exposure to loss from these entities.

Gain (Loss) on Settlement of Investments, Net and Other Income (Loss), Net

These items are comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Gain (loss) on settlement of investments, net
Gain on settlement of real estate securities	$14,289	$18,082	$28,106	$25,470
Loss on settlement of real estate securities	(5,335)	(884)	(6,196)	(16,503)
Gain on disposition of loans held for sale	—	346	—	526
Realized gain (loss) on termination of derivative instruments	—	—	(3,279)	4

	$8,954	$17,544	$18,631	$9,497

Other income (loss), net
Gain (loss) on non-hedge derivative instruments	$(2,383)	$10,196	$(4,131)	$13,312
Unrealized (loss) recognized at de-designation of hedges	—	—	—	(8,797)
Hedge ineffectiveness	(167)	510	(168)	(318)
Other income (loss)	252	205	521	233

	$(2,298)	$10,911	$(3,778)	$4,430

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2010

(dollars in tables in thousands, except share data)

3. REAL ESTATE SECURITIES

The following is a summary of Newcastle’s real estate securities at June 30, 2010, all of which are classified as available for sale and are, therefore, reported at fair value with changes in fair value recorded in other comprehensive income, except for securities that are other-than-temporarily impaired.

	Amortized Cost Basis								Weighted Average
	Outstanding Face Amount	Before Impairment	Other-Than- Temporary Impairment (A)	After Impairment	Gross Unrealized		Carrying Value (B)	Number of Securities	Rating (C)	Coupon	Yield	Maturity (Years) (D)	Principal Subordination (E)
Asset Type					Gains	Losses
CMBS-Conduit	$1,492,299	$1,281,193	$(486,844)	$794,349	$88,187	$(124,113)	$758,423	196	BB+	5.75%	11.14%	3.3	12.1%
CMBS- Single Borrower	538,964	522,973	(32,494)	490,479	27,163	(74,862)	442,780	66	BB-	4.27%	6.44%	2.0	8.2%
CMBS-Large Loan	60,378	60,374	—	60,374	—	(21,165)	39,209	10	BB	2.09%	2.14%	0.9	16.5%
REIT Debt	389,550	389,115	—	389,115	16,360	(14,672)	390,803	46	BB+	6.14%	5.88%	3.5	N/A
ABS-Subprime (F)	395,087	373,363	(199,820)	173,543	16,809	(9,101)	181,251	89	B-	1.68%	13.40%	4.4	20.9%
ABS-Manufactured Housing	49,345	47,961	—	47,961	785	(2,193)	46,553	9	BBB+	6.68%	7.26%	6.0	37.2%
ABS-Franchise	31,218	31,527	(21,234)	10,293	342	(2,484)	8,151	13	CCC+	3.78%	9.91%	2.7	15.3%
FNMA/FHLMC (G)	3,759	4,100	—	4,100	51	—	4,151	1	AAA	5.71%	3.91%	3.5	N/A
CDO (H)	79,643	14,734	(14,734)	—	—	—	—	4	C	4.21%	0.00%	—	N/A

Debt Security Total /Average (I)	3,040,243	2,725,340	(755,126)	1,970,214	149,697	(248,590)	1,871,321	434	BB	4.89%	8.74%	3.1

Equity Securities		1,388	(276)	1,112	3,646	—	4,758	2

Total		$2,726,728	$(755,402)	$1,971,326	$153,343	$(248,590)	$1,876,079	$436

(A)	Represents the cumulative impairment against amortized cost basis recorded through earnings, net of the effect of the cumulative adjustment as a result of the adoption of new accounting guidance on impairment in 2009.
(B)	See Note 6 regarding the estimation of fair value, which is equal to carrying value for all securities.
(C)	Represents the weighted average of the ratings of all securities in each asset type, expressed as an S&P equivalent rating. For each security rated by multiple rating agencies, the lowest rating is used. FNMA/FHLMC securities have an implied AAA rating. Ratings provided were determined by third party rating agencies as of a particular date, may not be current and are subject to change (including a “negative watch” assignment) at any time.
(D)	The weighted average maturity is based on the timing of expected principal reduction on the assets.
(E)	Percentage of the outstanding face amount of securities that is subordinate to Newcastle’s investments.
(F)	Includes the retained bonds with face amount of $40.5 million and carrying value of $2.1 million from Securitization Trust 2006 and Securitization Trust 2007 (Note 4). The residual interests were fully written off in the first quarter of 2010.
(G)	Amortized cost basis and carrying value include principal receivable of $0.1 million.
(H)	Includes one CDO bond issued by a third party and three CDO bonds issued by CDO VII, which has been deconsolidated, and held as investments by Newcastle.
(I)	The total outstanding face amount of fixed rate securities was $2.2 billion, and of floating rate securities was $0.8 billion.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2010

(dollars in tables in thousands, except share data)

Unrealized losses that are considered other-than-temporary are recognized currently in income. During the six months ended June 30, 2010, Newcastle recorded other-than-temporary impairment charges (“OTTI”) of $98.8 million (gross of $22.0 million of the portion of other-than-temporary impairment recognized in other comprehensive income) with respect to real estate securities. Based on management’s analysis of these securities, the performance of the underlying loans and changes in market factors, Newcastle noted adverse changes in the expected cash flows on certain of these securities and concluded that they were other-than-temporarily impaired. Any remaining unrealized losses on Newcastle’s securities were primarily the result of changes in market factors, rather than issue-specific credit impairment. The following table summarizes Newcastle’s securities in an unrealized loss position as of June 30, 2010.

	Amortized Cost Basis				Gross Unrealized				Weighted Average
Securities in an Unrealized Loss Position	Outstanding Face Amount	Before Impairment	Other-than- Temporary Impairment	After Impairment	Gains	Losses	Carrying Value	Number of Securities	Rating	Coupon	Yield	Maturity (Years)
Less Than Twelve Months	$244,766	$228,462	$(81,272)	$147,190	$—	$(7,241)	139,949	29	BB+	4.68%	9.08%	3.3
Twelve or More Months	1,178,656	1,170,154	(138,654)	1,031,500	—	(241,349)	790,151	183	BB	4.85%	5.68%	3.0

Total	$1,423,422	$1,398,616	$(219,926)	$1,178,690	$—	$(248,590)	$930,100	212	BB	4.82%	6.11%	3.0

Newcastle performed an assessment of all of its debt securities that are in an unrealized loss position (unrealized loss position exists when a security’s amortized cost basis, excluding the effect of OTTI, exceeds its fair value) and determined the following:

	June 30, 2010
	Fair Value	Amortized Cost Basis	Unrealized Losses
			Credit (B)	Non-Credit (C)
Securities Newcastle intends to sell	$—	$—	$—	N/A
Securities Newcastle is more likely than not to be required to sell (A)	—	—	—	N/A
Securities Newcastle has no intent to sell and is not more likely than not to be required to sell:
Credit impaired securities	69,574	95,905	(209,952)	(26,331)
Non credit impaired securities	860,526	1,082,785	—	(222,259)

Total debt securities in an unrealized loss position	$930,100	$1,178,690	$(209,952)	$(248,590)

(A)	Newcastle may, at times, be more likely than not to be required to sell certain securities for liquidity purposes. While the amount of the securities to be sold may be an estimate, and the securities to be sold have not yet been identified, Newcastle must make its best estimate, which is subject to significant judgment regarding future events, and may differ materially from actual future sales.
(B)	Excluding the effect of previously recorded OTTI. This amount is required to be recorded as other-than-temporary impairment through earnings. In measuring the portion of credit losses, Newcastle’s management estimates the expected cash flow for each of the securities. This evaluation includes a review of the credit status and the performance of the collateral supporting those securities, including the credit of the issuer, key terms of the securities and the effect of local, industry and broader economic trends. Significant inputs in estimating the cash flows include management’s expectations of prepayment speeds, default rates and loss severities. Credit losses are measured as the decline in the present value of the expected future cash flows discounted at the investment’s effective interest rate.
(C)	This amount represents unrealized losses on securities that are due to non-credit factors and is required to be recorded through other comprehensive income.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2010

(dollars in tables in thousands, except share data)

The following table summarizes the activity related to credit losses on debt securities for the six months ended June 30, 2010:

Beginning balance of credit losses on debt securities for which a portion of an OTTI was recognized in other comprehensive income	$(408,782)

Additions for credit losses on securities for which an OTTI was not previously recognized	(23,617)

Increases to credit losses on securities for which an OTTI was previously recognized and a portion of an OTTI was recognized in other comprehensive income	(37,618)

Additions for credit losses on securities for which an OTTI was previously recognized without any portion of OTTI recognized in other comprehensive income	(42,480)

Reduction for credit losses on securities for which no OTTI was recognized in other comprehensive income at June 30, 2010	143,189

Reduction for securities sold during the period	40,590

Reduction for securities deconsolidated during the period	112,409

Reduction for increases in cash flows expected to be collected that are recognized over the remaining life of the security	6,357

Ending balance of credit losses on debt securities for which a portion of an OTTI was recognized in other comprehensive income	$(209,952)

The table below summarizes the geographic distribution of the collateral securing our CMBS and ABS at June 30, 2010 (in thousands):

	CMBS		ABS
Geographic Location	Outstanding Face Amount	Percentage	Outstanding Face Amount	Percentage
Western U.S.	$521,909	25.0%	$133,985	28.2%
Northeastern U.S.	479,786	22.9%	87,068	18.3%
Southeastern U.S.	414,064	19.8%	110,883	23.3%
Midwestern U.S.	284,208	13.6%	63,369	13.3%
Southwestern U.S.	243,966	11.7%	50,123	10.5%
Other	126,406	6.0%	30,213	6.4%
Foreign	21,302	1.0%	9	0.0%

	$2,091,641	100.0%	$475,650	100.0%

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

JUNE 30, 2010

(dollars in tables in thousands, except share data)

4. REAL ESTATE RELATED LOANS, RESIDENTIAL MORTGAGE LOANS AND SUBPRIME MORTGAGE LOANS

All of Newcastle’s loan investments, other than the manufactured housing loans Portfolio I as described below, were classified as held for sale as of June 30, 2010 and December 31, 2009 and marked to the lower of carrying value or fair value. The portfolio of manufactured housing loans, refinanced in April 2010 through a securitization transaction (see Note 5), with a face amount of $159.4 million as of June 30, 2010 was reclassified from held for sale to held for investment for the three months ended June 30, 2010.

The following is a summary of real estate related loans, residential mortgage loans and subprime mortgage loans at June 30, 2010. The loans contain various terms, including fixed and floating rates, self-amortizing and interest only. They are generally subject to prepayment.

Loan Type	Outstanding Face Amount	Carrying Value (A)	Loan Count	Wtd. Avg. Yield	Weighted Average Coupon	Weighted Average Maturity (Years) (B)	Floating Rate Loans as a % of Face Amount	Delinquent Face Amount (C)
Mezzanine Loans	$716,286	$313,879	20	23.21%	4.73%	2.1	85.4%	$132,795
Corporate Bank Loans	306,909	205,631	9	14.95%	8.50%	3.6	64.8%	—
B-Notes	283,830	125,092	10	20.59%	4.35%	2.0	78.5%	132,413
Whole Loans	85,110	50,056	4	8.75%	3.30%	4.0	97.6%	—

Total Real Estate Related Loans Held for Sale, Net	$1,392,135	$694,658	43	19.25%	5.40%	2.5	80.2%	$265,208

Manufactured Housing Loans Portfolio I	$159,355	$131,084	4,120	9.64%	8.75%	7.8	1.2%	$1,421

Residential Mortgage Loans, Held for Investment, Net	$159,355	$131,084	4,120	9.64%	8.75%	7.8	1.2%	$1,421

Residential Loans	$66,275	$50,548	231	3.89%	2.40%	5.9	100.0%	$6,307
Manufactured Housing Loans	1,665	563	41	47.30%	8.43%	0.7	0.0%	936
Manufactured Housing Loans Portfolio II	227,197	211,444	7,534	8.76%	9.72%	5.9	17.3%	2,692

Total Residential Mortgage Loans Held for Sale, Net	$295,137	$262,555	7,806	7.91%	8.07%	5.9	35.8%	$9,935

Subprime Mortgage Loans Subject to Call Option	$406,217	$403,383

(A)	Carrying value includes interest receivable of $0.1 million for the residential housing loans and principal and interest receivable of $7.5 million for the manufactured housing loans.
(B)	The weighted average maturity is based on the timing of expected principal reduction on the assets.
(C)	Includes loans that are non-performing, in foreclosure, under bankruptcy, or considered real estate owned.

The following is a summary of real estate related loans by maturities at June 30, 2010:

Year of Maturity (1)	Outstanding Face Amount	Carrying Value	Number of Loans
Delinquent (2)	$265,209	$20,372	8
Period from July 1, 2010 to December 31, 2010	141,482	63,401	3
2011	531,614	343,442	16
2012	132,195	62,995	5
2013	17,077	4,375	2
2014	125,672	60,056	3
2015	160,029	122,473	5
Thereafter	18,857	7,544	1

Total	$1,392,135	684,658	43

(1)	Based on the final extended maturity date of each loan investment as of June 30, 1010.
(2)	Includes loans that are non-performing, in foreclosure, or under bankruptcy.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2010

(dollars in tables in thousands, except share data)

The following is a reconciliation of the related loss allowance.

	Held For Sale		Held For Investment
	Real Estate Related Loans	Residential Mortgage Loans	Residential Mortgage Loans
Balance at December 31, 2009	$(822,409)	$(96,409)	$—
Charge-offs (A)	32,432	5,004	—
Deconsolidation of CDO VII	5,263	—	—
Transfer to held for investment	—	21,884	(21,884)
Recoveries	—	—	—
Valuation (allowance) reversal on loans	153,265	34,712	(669)

Balance at June 30, 2010	$(631,449)	$(34,809)	$(22,553)

(A)	The charge-offs of $32.4 million in real estate related loans for the six months ended June 30, 2010 represent three loans which were either sold, restructured or paid off at a discounted price during the period.

Securitization of Subprime Mortgage Loans

The following table presents information on the retained interests in Newcastle’s securitizations of subprime mortgage loans at June 30, 2010:

	Subprime Portfolio
	I	II
Total securitized loans (unpaid principal balance) (A)	$556,930	$733,920
Loans subject to call option (carrying value)	$299,176	$104,207
Retained interests (fair value) (B)	$1,947	$129

(A)	Average loan seasoning of 59 months and 41 months for Subprime Portfolios I and II, respectively, at June 30, 2010.
(B)	The retained interests include retained bonds of the securitizations. Newcastle’s residual interests were written off in the first quarter of 2010. Fair value is estimated based on pricing models.

The following table summarizes certain characteristics of the underlying subprime mortgage loans, and related financing, in the securitizations as of June 30, 2010:

	Subprime Portfolio
	I	II
Loan unpaid principal balance (UPB)	$556,930	$733,920
Weighted average coupon rate of loans	6.57%	6.27%
Delinquencies of 60 or more days (UPB) (A)	$132,426	$246,915
Net credit losses for the six months ended June 30, 2010	$18,874	$37,136
Cumulative net credit losses	$144,401	$140,383
Cumulative net credit losses as a % of original UPB	9.61%	12.90%
Percentage of ARM loans (B)	53.3%	66.1%
Percentage of loans with original loan-to-value ratio >90%	10.40%	17.20%
Percentage of interest-only loans	22.9%	4.0%
Face amount of debt (C)	$540,517	$709,806
Weighted average funding cost of debt (D)	1.60%	1.72%

(A)	Delinquencies include loans 60 or more days past due, in foreclosure, under bankruptcy filing or real estate owned.
(B)	ARM loans are adjustable-rate mortgage loans. An option ARM is an adjustable-rate mortgage that provides the borrower with an option to choose from several payment amounts each month for a specified period of the loan term. None of the loans in the subprime portfolios are an option ARM.
(C)	Excludes face amount of $16.4 million and $24.1 million of retained notes for Subprime Portfolios I and II, respectively, at June 30, 2010.
(D)	Includes the effect of applicable hedges.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2010

(dollars in tables in thousands, except share data)

Newcastle received net cash inflows of $0.2 million and $0.4 million from the retained interests of Subprime Portfolios I and II, respectively, during the six months ended June 30, 2010 and $0.5 million and $0.8 million from I and II, respectively, during the six months ended June 30, 2009.

The weighted average yield of the retained notes of Subprime Portfolios I and II was 27.6%, as of June 30, 2010. The loans subject to call option and the corresponding financing recognize interest income and expense based on the expected weighted average coupons of the loans subject to call option at the call date of 9.24% and 8.68% for Subprime Portfolio’s I and II, respectively.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2010

(dollars in tables in thousands, except share data)

5. DEBT OBLIGATIONS

The following table presents certain information regarding Newcastle’s debt obligations and related hedges at June 30, 2010:

										Collateral
Debt Obligation/Collateral	Month Issued		Outstanding Face Amount	Carrying Value	Unhedged Weighted Average Funding Cost (A)	Final Stated Maturity	Weighted Average Funding Cost (B)	Weighted Average Maturity (Years)	Face Amount of Floating Rate Debt	Outstanding Face Amount (C)	Amortized Cost Basis (C)	Carrying Value (C)	Weighted Average Maturity (Years)	Floating Rate Face Amount (C)	Aggregate Notional Amount of Current Hedges
CDO Bonds Payable
CDO IV (D)	Mar 2004		$360,666	$359,669	1.44%	Mar 2039	3.01%	2.7	$336,684	$411,503	$340,073	$291,739	3.0	$168,289	$163,700
CDO V	Sep 2004		387,220	385,807	1.26%	Sep 2039	3.10%	2.7	375,220	443,457	320,761	276,183	3.3	162,351	188,298
CDO VI (D)	Apr 2005		410,885	409,530	0.86%	Apr 2040	3.21%	3.8	402,875	450,569	226,427	215,549	2.6	137,876	214,595
CDO VIII	Nov 2006		618,313	618,059	0.98%	Nov 2052	2.25%	3.3	610,713	829,325	491,458	505,294	3.6	533,850	161,655
CDO IX	May 2007		530,125	534,731	0.35%	May 2052	1.67%	4.4	530,125	759,356	472,430	487,601	2.7	522,900	91,651
CDO X	Jul 2007		1,175,000	1,173,822	0.63%	Jul 2052	4.46%	5.1	1,175,000	1,322,198	983,399	962,696	3.5	268,305	932,231

			3,482,209	3,481,618			3.19%	4.0	3,430,617	4,216,408	2,834,548	2,739,062	3.2	1,793,571	1,752,130

Other Bonds Payable
MH loans Portfolio I (E)	Apr 2010		93,913	92,385	4.74%	Jul 2035	5.36%	3.7	—	159,355	131,084	131,084	7.8	1,964	—
MH loans Portfolio II (F)	Aug 2006		183,985	183,548	LIBOR+ 0.89%	Aug 2011	6.10%	1.0	183,985	227,197	211,444	211,444	5.9	39,437	—

			277,898	275,933			5.85%	1.9	183,985	386,552	342,528	342,528	6.7	41,401	—

Notes Payable (G)
Residential Mortgage Loans	Aug 2004		4,582	4,582	LIBOR+ 0.90%	Dec 2034	1.25%	6.0	4,582	4,582	4,582	4,582	6.0	4,582	—

			4,582	4,582			1.25%	6.0	4,582	4,582	4,582	4,582	6.0	4,582	—

Corporate
Junior subordinated notes payable	Mar 2006		51,004	51,256	7.57% (I)	Apr 2035	7.42%	24.8	—	—	—	—	—	—	—

			51,004	51,256			7.42%	24.8	—	—	—	—	—	—	—

Subtotal debt obligations			3,815,693	3,813,389			3.44%	4.1	$3,619,184	$4,607,542	$3,181,658	$3,086,172	3.5	$1,839,554	$1,752,130

Financing on subprime mortgage loans subject to call option	(H	)	406,217	403,383

Total debt obligations			$4,221,910	$4,216,772

(A)	Weighted average, including floating and fixed rate classes and excluding the amortization of deferred financing costs.
(B)	Including the effect of applicable hedges.
(C)	Including restricted cash held for reinvestment in CDOs.
(D)	CDOs IV and VI were not in compliance with their applicable over collateralization tests as of June 30, 2010. Newcastle is not receiving cash flows from these CDOs (other than senior management fees) and expects these CDOs to remain out of compliance for the foreseeable future.
(E)	See further description below.
(F)	Of which $1.4 million face amount is recourse financing and was subsequently repaid in full in July 2010.
(G)	Notes payable issued to CDO VII, which was eliminated in consolidation through December 31, 2009.
(H)	Issued in April 2006 and July 2007. See Note 4 regarding the securitizations of Subprime Portfolios I and II.
(I)	LIBOR + 2.25% after April 2016.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2010

(dollars in tables in thousands, except share data)

See Note 2 regarding the deconsolidation of CDO VII.

In the first six months of 2010, Newcastle repurchased $119.9 million face amount of CDO bonds for $24.1 million. As a result, Newcastle extinguished $119.9 million face amount of CDO debt and recorded a gain on extinguishment of debt of $95.1 million.

On January 29, 2010, Newcastle entered into an Exchange Agreement, dated as of January 29, 2010 (the “Exchange Agreement”), with Taberna Capital Management, LLC and certain of its affiliates (collectively, “Taberna”), pursuant to which Newcastle and Taberna agreed to exchange (the “Exchange”) approximately $52.1 million aggregate principal amount of junior subordinated notes due 2035 for approximately $37.6 million face amount of previously issued CDO securities and approximately $9.7 million of cash held by Newcastle. In other words, $52.1 million face amount of Newcastle’s debt, in the form of junior subordinated notes payable, was repurchased and extinguished for GAAP purposes in exchange for (i) the payment of $9.7 million of cash and (ii) the reissuance of $37.6 million face amount of CDO bonds payable (which had previously been repurchased by Newcastle). In connection with the Exchange, Newcastle paid or reimbursed $0.6 million of expenses incurred by Taberna, various indenture trustees and their respective advisors in accordance with the terms of the Exchange Agreement. Newacastle accounted for this exchange as a troubled debt restructuring involving the partial repayment of debt. As a result, Newcastle recorded no gain or loss. The following table presents certain information regarding the exchange, as of the date of the exchange:

			Consideration
	Repurchased junior subordinated notes		Cash	Reissued CDO bonds		Total
Outstanding face amount	$52,094		$9,715	$37,625		$47,340
Weighted average coupon	7.574	% (A)	N/A	LIBOR + 0.66	% (B)
Maturity	April 2035			June 2052
Collateral	General credit of Newcastle			Assets within the respective CDOs

(A)	LIBOR + 2.25% after April 2016
(B)	Weighted average effective interest rate of approximately LIBOR+0.35% after the Exchange.

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

On April 15, 2010, Newcastle completed a securitization transaction to refinance its Manufactured Housing Loans Portfolio I (the “Portfolio”). Newcastle sold approximately $164.1 million outstanding principal balance of manufactured housing loans to Newcastle MH I LLC (the “Issuer”). The Issuer issued approximately $134.5 million aggregate principal amount of asset-backed notes (the “Notes”), of which $97.6 million was sold to third parties and $36.9 million was sold to certain CDOs managed and consolidated by Newcastle. At the closing of the securitization transaction, Newcastle used the gross proceeds received from the issuance of the Notes to repay the previously existing financing on this portfolio in full, terminate the related interest rate swap contracts, pay the related transaction costs and increase its unrestricted cash by approximately $14 million. Under the applicable accounting guidance, the securitization transaction is accounted for as a secured borrowing. As a result, no gain or loss is recorded for the transaction. Newcastle continues to recognize the portfolio of manufactured housing loans as pledged assets, which have been classified as loans held for investment at securitization, and records the notes issued to third parties as a secured borrowing. The associated assets, liabilities, revenues and expenses are presented in the non-recourse financing structure sections of the consolidated financial statements.

In April 2010, Newcastle repaid in full all of its outstanding repurchase agreements.

In July 2010, Newcastle repaid in full the remaining $1.4 million of recourse debt on its Manufactured Housing Loan Portfolio II.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2010

(dollars in tables in thousands, except share data)

6. FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair Value Summary Table

Newcastle held the following financial instruments at June 30, 2010:

	Principal Balance or Notional Amount	Carrying Value	Fair Value	Fair Value Method (A)	Weighted Average Yield/Funding Cost	Weighted Average Maturity (Years)
Assets
Non-Recourse VIE Financing Structures (F)
Financial instruments:
Real estate securities, available for sale*	$2,864,635	$1,872,612	$1,872,612	Broker quotations, counterparty quotations, pricing services, pricing models	8.69%	3.3
Real estate related loans, held for sale, net	1,155,949	671,657	671,657	Broker quotations, counterparty quotations, pricing services, pricing models	18.73%	2.8
Residential mortgage loans, held for investment, net	159,355	131,084	131,444	Pricing models	9.64%	7.8
Residential mortgage loans, held for sale, net	289,677	258,373	258,373	Pricing models	7.95%	5.9
Subprime mortgage loans subject to call option (B)	406,217	403,383	403,383	(B)	9.09%	(B	)
Restricted cash*	145,366	145,366	145,366
Receivables and other assets		32,769	32,769

		$3,515,244	$3,515,604

Recourse Financing Structures and Unlevered Assets
Financial instruments:
Real estate securities, available for sale*	$175,608	$3,467	$3,467	Broker quotations, counterparty quotations, pricing services, pricing models	38.09%	0.3
Real estate related loans, held for sale, net	236,186	23,001	23,001	Broker quotations, counterparty quotations, pricing services, pricing models	34.54%	1.3
Residential mortgage loans, held for sale, net	5,460	4,182	4,182	Pricing models	8.25%	2.13
Cash and cash equivalents*	37,684	37,684	37,684
Operating real estate, held for sale		9,906	9,906
Receivables and other assets		1,016	1,016

		$79,256	$79,256

Liabilities
Non-Recourse VIE Financing Structures (F) (G)
Financial instruments:
CDO bonds payable	$3,482,209	$3,481,618	$2,143,736	Pricing models	3.19%	4.0
Other bonds payable ($1.4 million face amount is recourse)	277,899	275,933	254,844	Pricing models	5.85%	1.9
Notes payable	4,582	4,582	3,732	Broker quotation	1.25%	6.0
Financing of subprime mortgage loans subject to call option (B)	406,217	403,383	403,383	(B)	9.09%	(B	)
Interest rate swaps, treated as hedges (C )(E)*	1,752,130	184,839	184,839	Counterparty quotations	N/A	(C	)
Non-hedge derivatives (D)(E)*	139,825	18,435	18,435	Counterparty quotations	N/A	(D	)
Accrued expenses and other liabilities		7,415	7,415

		$4,376,205	$3,016,384

Recourse Financing Structures and Other Liabilities (G)
Financial instruments:
Junior subordinated notes payable	$51,004	$51,256	$16,963	Pricing models	7.42%	24.8
Due to affiliates		1,419	1,419
Accrued expenses and other liabilities		3,086	3,086

		$55,761	$21,468

*	Measured at fair value on a recurring basis.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2010

(dollars in tables in thousands, except share data)

(A)	Methods are listed in order of priority. In the case of real estate securities and real estate related loans, broker quotations are obtained if available and practicable, otherwise counterparty quotations or pricing service valuations are obtained or, finally, internal pricing models are used. Internal pricing models are only used for (i) securities and loans that are not traded in an active market, and, therefore, have little or no price transparency, and for which significant unobservable inputs must be used in estimating fair value, or (ii) loans or debt obligations which are private and untraded.
(B)	These two items result from an option, not an obligation, to repurchase loans from Newcastle’s subprime mortgage loan securitizations (Note 4), are noneconomic until such option is exercised, and are equal and offsetting.
(C)	Represents current swap agreements as follows:

Year of Maturity	Weighted Average Month of Maturity	Aggregate Notional Amount	Weighted Average Fixed Pay Rate	Aggregate Fair Value Liability, Net
Agreements which receive 1-Month LIBOR:
2011	Dec	$91,651	5.00%	$(5,621)
2014	Oct	16,073	5.09%	(2,153)
2015	Sep	938,219	5.31%	(91,080)
2016	May	180,155	5.04%	(24,267)
2017	Aug	174,034	5.24%	(31,599)
Agreements which receive 3-Month LIBOR:
2014	Jun	351,998	4.20%	(30,119)

		$1,752,130		$(184,839)

(D)	This represents an interest rate swap with a notional balance of $139.8 million, maturing in June 2016. Newcastle entered into this swap agreement to reduce its exposure to interest rate changes on the floating rate financings of its manufactured housing loan portfolio II. This swap was not designated as a hedge for hedge accounting purposes.
(E)	Newcastle’s derivatives fall into two categories. Derivatives held within Newcastle’s nonrecourse debt structures (primarily CDOs), all of which were liabilities at period end, are not subject to Newcastle’s credit risk as they are senior to all the debt obligations of the related CDO. As a result, no adjustments have been made to the fair value quotations received related to credit risk. Newcastle’s significant derivative counterparties include Bank of America, Deutsche Bank, Wachovia and Credit Suisse.
(F)	Assets held within CDOs and other non-recourse structures are not available to satisfy obligations outside of such financings, except to the extent Newcastle receives net cash flow distributions from such structures. Furthermore, our economic losses from such structures cannot exceed Newcastle’s invested equity in them. Therefore, economically, their net book value cannot be less than zero and as a result, the fair value of Newcastle’s net investments in these non-recourse financing structures is equal to the present value of their expected future net cash flows.
(G)	Newcastle notes that the unrealized gain on the liabilities within such structures cannot be fully realized.

Valuation Hierarchy

The methodologies used for valuing such instruments have been categorized into three broad levels which form a hierarchy. Newcastle follows this hierarchy for its financial instruments measured at fair value on a recurring basis. The classifications are based on the lowest level of input that is significant to the fair value measurement.

The following table summarizes such financial assets and liabilities measured at fair value on a recurring basis at June 30, 2010:

	Principal Balance or Notional Amount	Carrying Value	Fair Value
			Level 2	Level 3A (1)	Level 3B (2)	Total
Assets:
Real estate securities, available for sale:
CMBS	$2,091,641	$1,240,412	$—	$1,089,606	$150,806	$1,240,412
REIT debt	389,550	390,803	390,803	—	—	390,803
ABS - subprime	395,087	181,251	—	89,693	91,558	181,251
ABS - other real estate	80,563	54,704	—	47,058	7,646	54,704
FNMA / FHLMC	3,759	4,151	4,151	—	—	4,151
CDO	79,643	—	—	—	—	—

Debt security total	3,040,243	1,871,321	394,954	1,226,357	250,010	1,871,321

Equity securities		1,112	—	—	4,758	4,758

Total		$1,872,433	$394,954	$1,226,357	$254,768	$1,876,079

Liabilities:
Interest rate swaps, treated as hedges	1,752,130	184,839	184,839	—	—	184,839
Non-hedge derivatives	139,825	18,435	18,435	—	—	18,435

(1)	Third party pricing sources with significant unobservable inputs.
(2)	Internal models with significant unobservable inputs.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2010

(dollars in tables in thousands, except share data)

Newcastle’s investments in instruments measured at fair value on a recurring basis using Level 3 inputs changed during the six months ended June 30, 2010 as follows:

	Level 3A
	CMBS		ABS		Equity/Other Securities	Total
	Conduit	Other	Subprime	Other
Balance at December 31, 2009	$536,092	$397,407	$87,883	$46,059	$—	$1,067,441
Transfers (C)
Transfers from Level 3B	310	1,637	—	—	—	1,947
Transfers into Level 3B	(39,541)	(17,427)	(10,538)	—	—	(67,506)
CDO VII Deconsolidation	(32,858)	(3,379)	(10,685)	—	—	(46,922)
Total gains (losses) (A)
Included in net income (loss) (B)	5,614	300	59	—	—	5,973
Included in other comprehensive income (loss)	102,163	56,903	(2,103)	4,183	—	161,146
Amortization included in interest income	6,384	3,557	4,621	87	—	14,649
Purchases, sales and settlements
Purchases	127,029	17,958	39,013	—	—	184,000
Proceeds from sales	(25,679)	(6,934)	(6,478)	—	—	(39,091)
Proceeds from repayments	(4,385)	(35,545)	(12,079)	(3,271)	—	(55,280)

Balance at June 30, 2010	$675,129	$414,477	$89,693	$47,058	$—	$1,226,357

	Level 3B
	CMBS		ABS		Equity/Other Securities	Total
	Conduit	Other	Subprime	Other
Balance at December 31, 2009	$95,376	$32,744	$85,377	$10,719	$2,620	$226,836
Transfers (C)
Transfers from Level 3A	39,541	17,427	10,538	—	—	67,506
Transfers into Level 3A	(310)	(1,637)	—	—	—	(1,947)
CDO VII Deconsolidation	(48,665)	—	(17,890)	(457)	—	(67,012)
Total gains (losses) (A)
Included in net income (loss) (B)	(67,616)	9,459	(5,092)	(2,675)	(279)	(66,203)
Included in other comprehensive income (loss)	71,980	69,428	26,194	1,083	2,414	171,099
Amortization included in interest income	7,417	153	4,892	272	—	12,734
Purchases, sales and settlements
Purchases	—	—	—	—	3	3
Proceeds from sales	(435)	(21,646)	(1,063)	—	—	(23,144)
Proceeds from repayments	(13,995)	(38,415)	(11,398)	(1,296)	—	(65,104)

Balance at June 30, 2010	$83,293	$67,513	$91,558	$7,646	$4,758	$254,768

(A)	None of the gains (losses) recorded in earnings during the period is attributable to the change in unrealized gains (losses) relating to Level 3 assets still held at the reporting dates.
(B)

	Six Months Ended June 30, 2010
	Level 3A	Level 3B
Gain (loss) on settlement of investments, net	$6,705	$9,844
Other income (loss), net	—	—
OTTI	(732)	(76,047)

Total	$5,973	$(66,203)

Gain (loss) on settlement of investments, net, from investments transferred into Level 3 during the period	$—	$—

(C)	Transfers are assumed to occur at the beginning of the quarter.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2010

(dollars in tables in thousands, except share data)

Securities Valuation

As of June 30, 2010, Newcastle’s securities valuation methodology and results are further detailed as follows:

	Outstanding Face Amount (A)	Amortized Cost Basis (B)	Fair Value
Asset Type			Multiple Quotes (C)	Single Quote (D)	Internal Pricing Models (E)	Total
CMBS	$2,091,641	$1,345,202	$923,193	$166,413	$150,806	$1,240,412
REIT debt	389,550	389,115	348,953	41,850	—	390,803
ABS – subprime	395,087	173,543	45,888	43,805	91,558	181,251
ABS – other real estate	80,563	58,254	4,426	42,632	7,646	54,704
FNMA / FHLMC	3,759	4,100	—	4,151	—	4,151
CDO	79,643	—	—	—	—	—

Debt security total	$3,040,243	1,970,214	1,322,460	298,851	250,010	1,871,321

Equity securities		1,112	—	—	4,758	4,758

Total		$1,971,326	$1,322,460	$298,851	$254,768	1,876,079

(A)	Net of incurred losses.
(B)	Net of discounts (or gross of premiums) and after OTTI, including impairment taken during the period ended June 30, 2010.
(C)	Management generally obtained pricing service quotations or broker quotations from two sources, one of which was generally the seller (the party that sold us the security). Management selected one of the quotes received as being most representative of fair value and did not use an average of the quotes. Newcastle’s methodology is to not use quotes from selling brokers, unless those quotes are the only marks available, or unless the quotes provided by other (non-selling) brokers are, in management’s judgment, not representative of fair value. Even if Newcastle receives two or more quotes on a particular security that come from non-selling brokers, it does not use an average because management believes using an actual quote more closely represents a transactable price for the security than an average level. Furthermore, in some cases there is a wide disparity between the quotes Newcastle receives. Management believes using an average of the quotes in these cases would generally not represent the fair value of the asset. Based on Newcastle’s own fair value analysis using internal models, management selects one of the quotes which is believed to more accurately reflect fair value. Newcastle never adjusts quotes received.
(D)	Management was unable to obtain quotations from more than one source on these securities. The one source was generally the seller (the party that sold us the security) or a pricing service.
(E)	Securities whose fair value was estimated based on internal pricing models are further detailed as follows:

	Amortized Cost Basis	Fair Value	Impairment Recorded In Current Year	Unrealized Gains (Losses) in Accumulated OCI	Assumption Ranges
					Discount Rate	Prepayment Speed (F)	Cumulative Default Rate	Loss Severity
CMBS – Conduit	$95,795	$83,293	$63,605	$(12,502)	18%	N/A	3% - 73%	31% - 51%
CMBS – Large loan / Single borrower	59,999	67,513	—	7,514	7% - 16%	N/A	0% - 100%	0% - 100%
ABS – subprime	84,022	91,558	5,520	7,536	10%	2% - 9%	26% - 91%	60% - 100%
ABS – other RE	8,486	7,646	2,675	(840)	15%	0% - 8%	40% - 73%	57% - 90%
CDO	—	—	3	—	N/A	N/A	100%	100%

Debt security total	$248,302	$250,010	$71,803	$1,708
Equity securities	1,112	4,758	276	3,646

Total	$249,414	$254,768	$72,079	$5,354

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

JUNE 30, 2010

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

Loan Valuation

Loans which Newcastle does not have the ability to hold into the foreseeable future are classified as held-for-sale. As a result, these held-for-sale loans are carried at the lower of amortized cost or fair value and are therefore recorded at fair value on a non-recurring basis. During the six months ended June 30, 2010, Newcastle recorded ($153.3) million and ($34.7) million of valuation allowance (reversal) on real estate related loans and residential mortgage loans (Note 4), respectively. These loans were written down to fair value at the time of the impairment, based on broker quotations, pricing service quotations or internal pricing models. All the loans were within Level 3 of the fair value hierarchy. For real estate related loans, the most significant inputs used in the valuations are the amount and timing of expected future cash flows, market yields and the estimated collateral value of such loan investments. For residential mortgage loans, significant inputs include management’s expectations of prepayment speeds, default rates, loss severities and discount rates that market participants would use in determining the fair values of similar pools of residential mortgage loans.

The following tables summarize the fair value information of real estate related loans and residential mortgage loans:

	Outstanding Face Amount	Carrying Value	Fair Value	Valuation Allowance/ (Reversal) In Current Year	Significant Input Ranges
Loan Type					Discount Rate	Loss Severity
Mezzanine	$716,286	$313,879	$313,879	$(80,683)	15.0% - 62.7%	0.0% - 100.0%
Bank Loan	306,909	205,631	205,631	(14,722)	8.9% - 22.5%	0.0% - 58.0%
B-Note	283,830	125,092	125,092	(66,168)	17.0% - 25.0%	0.0% - 100.0%
Whole Loan	85,110	50,056	50,056	8,308	1.8% - 19.6%	0.0% - 50.0%

Loans	$1,392,135	$694,658	$694,658	$(153,265)

	Outstanding Face Amount	Carrying Value	Fair Value	Valuation Allowance/ (Reversal) In Current Year	Significant Input Ranges
Loan Type					Discount Rate	Prepayment Speed	Cumulative Default Rate	Loss Severity
Residential Loans	$66,275	$50,548	$50,548	$213	3.8% - 8.2%	7% - 30%	0.3% - 5.0%	30% - 35%
Manufactured Housing Loans I	1,665	563	563	(26)	47.30%	3.00%	4.00%	75.0%
Manufactured Housing Loans II	227,197	211,444	211,444	(34,899)	8.76%	6.00%	3.50%	75.0%

Loans	$295,137	$262,555	$262,555	$(34,712)

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

JUNE 30, 2010

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

		Fair Value
	Balance sheet location	June 30, 2010	December 31, 2009
Interest rate swaps, designated as hedges	Derivative liabilities	$184,839	$178,037
Interest rate swaps, not designated as hedges	Derivative liabilities	18,435	29,117

		$203,274	$207,154

The following table summarizes information related to derivatives:

	June 30, 2010	December 31, 2009
Cash flow hedges
Notional amount of interest rate swap agreements	$1,752,130	$2,099,435
Amount of (loss) recognized in OCI on effective portion	(174,402)	(173,683)
Deferred hedge gain (loss) related to anticipated financings, which have subsequently occurred, net of amortization	384	832
Deferred hedge gain (loss) related to dedesignation, net of amortization	(4,897)	(8,045)
Expected reclassification of deferred hedges from AOCI into earnings over the next 12 months	(3,760)	(4,234)
Expected reclassification of current hedges from AOCI into earnings over the next 12 months	(74,133)	(90,666)
Non-hedge Derivatives
Notional amount of interest rate swap agreements	139,825	296,243

The following table summarizes gains (losses) recorded in relation to derivatives:

		Six Months Ended June 30,
	Income statement location	2010	2009
Cash flow hedges
Gain (loss) on the ineffective portion	Other income (loss)	$(168)	$(318)
Gain (loss) immediately recognized at dedesignation	Other income (loss)	(3,279)	(8,797)
Amount of gain (loss) reclassified from AOCI into income, related to effective portion	Interest expense	(43,122)	(48,701)
Deferred hedge gain reclassified from AOCI into income, related to anticipated financings	Interest expense	447	49
Deferred hedge gain (loss) reclassified from AOCI into income, related to effective portion of dedesignated hedges	Interest expense	(3,147)	(6,763)
Non-hedge derivatives gain (loss)	Other income (loss)	(4,131)	13,312

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2010

(dollars in tables in thousands, except share data)

7. EARNINGS PER SHARE

Newcastle is required to present both basic and diluted earnings per share (“EPS”). Basic EPS is calculated by dividing net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding during each period. Diluted EPS is calculated by dividing net income available for common stockholders by the weighted average number of shares of common stock outstanding plus the additional dilutive effect of common stock equivalents during each period. Newcastle’s common stock equivalents are its outstanding stock options. During the six months ended June 30, 2010 and 2009, Newcastle had no dilutive common stock equivalents. Net income (loss) applicable to common stockholders is equal to net income (loss) less preferred dividends plus excess of carrying amount of exchanged preferred stock over fair value of consideration paid.

As of June 30, 2010, Newcastle’s outstanding options were summarized as follows:

Held by the Manager	1,686,447
Issued to the Manager and subsequently transferred to certain of the Manager’s employees	798,162
Held by the independent directors	14,000

Total	2,498,609

8. COMMITMENTS AND CONTINGENCIES

Litigation — Newcastle is, from time to time, a defendant in legal actions from transactions conducted in the ordinary course of business. Management, after consultation with legal counsel, believes the ultimate liability arising from such actions which existed at June 30, 2010, if any, will not materially affect Newcastle’s consolidated results of operations or financial position.

Preferred Dividends in Arrears — As of June 30, 2010, $0.9 million of dividends of Newcastle’s cumulative preferred stock were unpaid and in arrears.

Contingent Gain in CDOs — Newcastle cannot economically lose more than its investment amount in any given non-recourse financing structure. Therefore, impairment recorded in excess of such investment, which results in negative GAAP book value for a given non-recourse financing structure, cannot economically be incurred. For non-recourse financing structures with negative GAAP book value, the aggregate negative GAAP book value will eventually be recorded as an increase to GAAP book value. As of June 30, 2010, Newcastle has recorded $641 million of losses in its CDOs in excess of its economic exposure which must eventually be reversed through amortization, sales at gains, or as reductions to accumulated deficit at the deconsolidation or termination of the CDOs.

9. RECENT ACTIVITIES

These financial statements include a discussion of material events which have occurred subsequent to June 30, 2010 (referred to as “subsequent events”) through the issuance of these consolidated financial statements. Events subsequent to that date have not been considered in these financial statements.

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

JUNE 30, 2010

(dollars in tables in thousands, except share data)

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

See Note 5 regarding certain recent financing-related transactions.

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

We currently own a diversified portfolio of credit sensitive real estate debt investments, including securities and loans. Our portfolio of real estate securities includes commercial mortgage backed securities (CMBS), senior unsecured debt issued by REITs, real estate related asset backed securities (ABS), and FNMA/FHLMC securities. Mortgage backed securities are interests in or obligations secured by pools of mortgage loans. We generally target investments rated A through BB, except for our FNMA/FHLMC securities, which have an implied AAA rating. We also own, directly and indirectly, interests in loans and pools of loans, including real estate related loans, commercial mortgage loans, residential mortgage loans, manufactured housing loans, and subprime mortgage loans.

We employ leverage as part of our investment strategy. We do not have a predetermined target debt to equity ratio as we believe the appropriate leverage for the particular assets we are financing depends on the credit quality of those assets. As a result of our negative GAAP equity, our GAAP debt to equity ratio is not a meaningful measure as of June 30, 2010. Our general investment guidelines adopted by our board of directors limit total leverage (as defined under the governing documents) to a maximum 9.0 to 1 debt to equity ratio. As of June 30, 2010, our debt to equity ratio, as computed under this method, was approximately 3.8 to 1.0. We utilize leverage for the sole purpose of financing our portfolio and not for the purpose of speculating on changes in interest rates.

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

We conduct our business through four primary segments: (i) investments financed with non-recourse collateralized debt obligations (CDOs), (ii) investments financed with other non-recourse debt, (iii) investments financed with recourse debt, securities, and (iv) unlevered investments. Revenues attributable to each segment are disclosed below (in thousands).

For the Six Months Ended June 30,	CDOs	Other Non-Recourse	Recourse	Unlevered	Unallocated	Total
2010	$105,721	$36,806	$976	$742	$30	$144,275
2009	$166,939	$38,859	$4,802	$1,168	$43	$211,811

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

During the first six months of 2010, credit spreads tightened. This tightening of credit spreads caused the net unrealized losses on our securities to decrease.

Despite signs of improvement, market conditions remain significantly challenging, and we do not know how recent changes in market conditions will affect our business over the long-term.

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

In order to maintain liquidity, we have elected not to declare any common dividends since the third quarter of 2008 or any preferred dividends since the second quarter of 2010. We may elect to adjust or not to pay any future dividend payments to reflect our current and expected cash from operations or to satisfy future liquidity needs.

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

The VIEs in which we have a significant interest include (i) our CDOs, and (ii) our manufactured housing loan financing structures. Our CDOs were all consolidated under prior guidance; however, under current guidance we do not have the power to direct the relevant activities of CDO VII, as a result of the event of default which allows us to be removed as collateral manager of CDO VII and prevents us from purchasing or selling collateral within CDO VII, and therefore we have deconsolidated CDO VII as of January 1, 2010. Similar events of default in the future, if they occur, could cause us to deconsolidate additional financing structures. Our manufactured housing loan financing structures were consolidated under prior guidance and continue to be consolidated under the new guidance. However, as discussed in “- Liquidity and Capital Resources – Debt Obligations”, we completed a securitization transaction to refinance our Manufactured Housing Loans Portfolio I. We analyzed the securitization under the applicable accounting guidance and concluded that the securitization transaction should be accounted for as a secured borrowing. As a result, we continue to recognize the portfolio of manufactured housing loans as pledged assets, which have been classified as loans held for investment at securitization, and recorded the notes issued to third parties as a secured borrowing.

Our subprime securitizations are also considered VIEs, but we do not control their activities and no longer receive a significant portion of their returns. These subprime securitizations were not consolidated under the current or prior guidance.

In addition, our investments in CMBS, CDO securities and loans may be deemed to be variable interests in VIEs, depending on their structure. We are not obligated to provide, nor have we provided, any financial support to these VIEs. We monitor these investments and, to the extent we determine that we potentially own a majority of the currently controlling class, analyze them for potential consolidation. As of June 30, 2010, we have not consolidated these potential VIEs due to the determination that, based on the nature of Newcastle’s investments and the provisions governing these structures, we do not have the power to direct the activities that most significantly impact their economic performance.

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

See Note 6 to our consolidated financial statements in Part I, Item 1, “Financial Statements and Supplementary Data” for information regarding the fair value of our investments, and its estimation methodology, as of June 30, 2010.

Our estimation of the fair value of level 3B assets (as described below) involves significant judgment. Changes in market conditions, as well as changes in the assumptions or methodology used to determine fair value, could result in a significant increase or decrease in our book equity. We validated the inputs and outputs of our models by comparing them to available independent third party market parameters and models for reasonableness. We believe the assumptions we used are within the range that a market participant would use and factor in the slight improvement in liquidity currently in the markets. In the first six months of 2010, we have generally used lower discount rates as inputs to our models in order to reflect current market conditions. The other inputs to our models, including prepayment speeds, default rates and severity assumptions, have generally remained consistent with the assumptions used at year-end, other than certain modifications we have made to the assumptions to reflect conditions relevant to specific assets.

For debt securities valued with internal models, which have an aggregate fair value of $253.8 million as of June 30, 2010, a 10% unfavorable change in our assumptions would result in the following decreases in such aggregate fair value:

	CMBS	ABS
Outstanding face amount	$721,795	$320,247
Fair value	$150,806	$99,204
Effect on fair value with 10% unfavorable change in:
Discount rate	$(3,643)	$(3,529)
Prepayment rate	N/A	$(1,142)
Default rate	$(15,369)	$(6,780)
Loss severity	$(7,787)	$(12,421)

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

These quotations are generally based on models prepared by the brokers and we have little visibility into the inputs they use. Based on procedures we have performed with respect to prior quotations received from these brokers in comparison to the outputs generated from our internal pricing models and transactions we have completed with respect to these securities, as well as on our knowledge and experience of these markets, we have generally determined that these quotes represent a reasonable estimate of fair value. In addition, management performs its own quarterly analysis of fair value, based on internal pricing models, to confirm that each of the quotations received represented a reasonable estimate of fair value as defined under GAAP. For the $1.6 billion carrying value of securities valued using quotations, a 100 basis point change in credit spreads would impact estimated fair value at period and by approximately $46.3 million.

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

During the six months ended June 30, 2010, we had 121, or $320.6 million carrying amount of, securities that were downgraded and recorded a net other-than-temporary impairment charge of $29.3 million on these securities in 2010. However, we do not depend on credit ratings in underwriting our securities, either at acquisition or on an ongoing basis. As mentioned above, a credit rating downgrade is one factor that we monitor and consider in our analysis regarding other-than-temporary impairment, however it is not determinative. Our securities generally benefit from the support of one or more subordinate classes of securities or equity or other forms of credit support. Therefore, credit rating downgrades, even to the extent they relate to an expectation that a securitization we have invested in, on an overall basis, has credit issues, may not ultimately impact cash flow estimates for the class of securities in which we are invested.

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

Impairment of Loans

We own, directly and indirectly, real estate related, commercial mortgage and residential mortgage loans, including manufactured housing loans and subprime mortgage loans. To the extent that they are classified as held for investment, we must periodically evaluate each of these loans or loan pools for possible impairment. Impairment is indicated when it is deemed probable that we will be unable to collect all amounts due according to the contractual terms of the loan, or, for loans acquired at a discount for credit losses, when it is deemed probable that we will be unable to collect as anticipated. Upon determination of impairment, we would establish a specific valuation allowance with a corresponding charge to earnings. We continually evaluate our loans receivable for impairment. Our residential mortgage loans, including manufactured housing loans, are aggregated into pools for evaluation based on like characteristics, such as loan type and acquisition date. Individual loans are evaluated based on an analysis of the borrower’s performance, the credit rating of the borrower, debt service coverage and loan to value ratios, the estimated value of the underlying collateral, the key terms of the loan, and the effect of local, industry and broader economic trends and factors. Pools of loans are also evaluated based on similar criteria, including historical and anticipated trends in defaults and loss severities for the type and seasoning of loans being evaluated. This information is used to estimate specific impairment charges on individual loans as well as provisions for estimated unidentified incurred losses on pools of loans. Significant judgment is required both in determining impairment and in estimating the resulting loss allowance. Furthermore, we must assess our intent and ability to hold our loan investments on a periodic basis. If we do not have the intent to hold a loan for the foreseeable future or until its expected payoff, the loan must be classified as “held for sale” and recorded at the lower of cost or estimated fair value.

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

Revenue Recognition on Loans Held for Sale

Real estate related, commercial mortgage and residential mortgage loans that are considered held for sale are carried at the lower of amortized cost or market value determined on either an individual method basis, or in the aggregate for pools of similar loans. Interest income is recognized based on the loan’s coupon rates to the extent management believes it is collectible. Purchase discounts are not amortized as interest income during the period the loans are held for sale. A change in the market value of the loans, to the extent that the value is not above the cost basis, is recorded in Valuation Allowance.

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

In June 2009, the FASB issued new guidance which changes the definition of a variable interest entity (“VIE”) and changes the methodology to determine who is the primary beneficiary of, or in other words who consolidates, a VIE. Furthermore, it eliminates the scope exception for qualified special purpose entities (QSPEs), which are now subject to the VIE consolidation rules. This guidance is effective for fiscal years beginning after November 15, 2009. Generally, the changes are expected to cause more entities to be defined as VIEs and to require consolidation by the entity that exercises day-to-

day control over a VIE, such as servicers and collateral managers. As discussed under “Variable Interest Entities” above, this guidance resulted in changes in our consolidated entities. Changes to consolidation conclusions impact our gross assets, liabilities, equity, revenues and expenses but are not material to the net income applicable to our common stockholders.

RESULTS OF OPERATIONS

The following table summarizes the changes in our results of operations for the three and six months ended June 30, 2009 to the three and six months ended June 30, 2010 (dollars in thousands):

	Three Months Ended June 30, 2010 / 2009		Six Months Ended June 30, 2010 / 2009
	Amount Change	Percent Change	Amount Change	Percent Change	Explanations of Material Changes
Interest income	$(13,155)	(15.1%)	$(67,536)	(31.9%)	(1)
Interest expense	(11,031)	(20.4%)	(25,986)	(22.7%)	(1)
Valuation allowance (reversal) on loans	(60,665)	N.M.	(277,327)	N.M.	(2)
Other-than-temporary impairment on securities, net	(105,237)	N.M.	(264,077)	N.M.	(3)
Gain (loss) on settlement of investments, net	(8,590)	N.M.	9,134	N.M.	(4)
Gain (loss) on extinguishment of debt	19,898	N.M.	41,399	N.M.	(5)
Other income (loss), net	(13,209)	N.M.	(8,208)	N.M.	(6)
Loan and security servicing expense	(48)	(3.5%)	(415)	(15.0%)	(7)
General and administrative expense	(1,027)	(34.6%)	385	8.4%	(8)
Management fee to affiliate	(234)	(5.2%)	(248)	(2.8%)	(9)
Depreciation and amortization	(11)	(15.1%)	(20)	(13.8%)	N/A

Income (loss) from continuing operations	$163,197	372.1%	$542,477	191.9%

N.M.—Not meaningful

(1)	Changes in interest income and expense are primarily related to our acquisition and disposition during these periods of interest bearing assets and related financings, as follows:

	Three Months Ended June 30, 2010 / 2009		Six Months Ended June 30, 2010 / 2009
	Period to Period Increase (Decrease)		Period to Period Increase (Decrease)
	Interest Income	Interest Expense	Interest Income	Interest Expense
Disposition of securities and loans	$(661)	$(564)	$(1,087)	$(825)
Deconsolidation of CDO VII	(5,997)	(4,537)	(11,225)	(9,473)
Paydowns	(715)	(734)	(3,482)	(1,499)
Amortization of deferred hedge loss	—	(233)	—	(3,676)
Prepayment of deferred hedge loss	(6,253)	—	(6,254)	—
Junior subordinated notes	—	(1,215)	—	(2,398)
Other (see below)	471	(3,748)	(45,488)	(8,115)

	$(13,155)	$(11,031)	$(67,536)	$(25,986)

The change in the amortization of deferred hedge loss is the result of the dedesignation of certain interest rate swaps in one of the manufactured housing loan pools in early 2009.

Approximately $43.9 million of the change in Other – Interest Income during the six months ended June 30, 2010 is due to interest income recorded in the first quarter of 2009 as a result of the accretion of discounts on securities impaired due to non-credit factors. Changes in the remaining Other are primarily due to changes in interest rates.

(2)	This change is primarily the result of increases in fair values of the real estate related loans and the manufactured housing loan pools during the six months ended June 30, 2010.
(3)	This change is due to the higher impairment charges recorded to write down a significant portion of our securities portfolio in the six months ended June 30, 2009 as we were not able to express the intent and ability to hold our investments through maturity or recovery.

(4)	The change for the three months ended June 30, 2010 is primarily the result of a higher loss recorded on sale of two securities in the second quarter of 2010. The change for the six months ended June 30, 2010 is primarily the result of a higher net gain on sale of securities recorded in the first half of 2010.
(5)	This change is a result of the increased amount of CDO debt repurchased in 2010. We repurchased $119.9 million face amount of CDO debt in the first half of 2010 compared to $59.8 million face amount of CDO debt repurchased in the first half of 2009.
(6)	This change is primarily due to unrealized loss recorded through earnings during the six months ended June 30, 2010 for certain interest rate swaps that were not designated as hedges for accounting purposes.
(7)	This change in loan and security servicing expense is due to the dispositions and paydowns.
(8)	The change for the six months ended June 30, 2010 is due to the higher legal fees incurred in connect with (i) the exchange offer on our preferred stocks, as described in “Liquidity and Capital Resources – Preferred Stock” below, and (ii) the exchange of $52.1 million of our junior subordinated notes in the first quarter of 2010, as described in “Liquidity and Capital Resources – Debt Obligations” below. The change for the three months ended is due to higher legal fees incurred in the second quarter of 2009 in connection with the modification of the trust preferred securities.
(9)	This change is due to a decrease in management fee paying equity as a result of the exchange of preferred stock in the first quarter o f 2010.

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

Sources of Liquidity and Uses of Capital

As of the date of this filing, we currently have no recourse liabilities other than our junior subordinated notes payable, which are long-term obligations. With respect to the next twelve months, we expect that our cash on hand combined with our cash flow provided by operations will be sufficient to satisfy our anticipated liquidity needs with respect to our current investment portfolio, including related financings, hedging activity, potential margin calls and operating expenses. While it is inherently more difficult to forecast beyond the next twelve months, we currently expect to meet our long term liquidity requirements, specifically the repayment of our recourse debt obligations, through our cash on hand and, if needed, additional borrowings, proceeds received from repurchase agreements and similar financings, and the liquidation or refinancing of our assets.

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

Our cash flow provided by operations differs from our net income (loss) due to these primary factors: (i) accretion of discount or premium on our real estate securities and loans (including the accrual of interest and fees payable at maturity), discount on our debt obligations, deferred financing costs, and deferred hedge gains and losses, (ii) gains and losses from sales of assets financed with CDOs, (iii) the provision for credit losses and valuation allowance recorded in connection with our loan assets, as well as other-than-temporary impairment on our securities, (iv) unrealized gains or losses on our non-hedge derivatives, (v) the non-cash charges associated with our early extinguishment of debt, and (vi) net income (loss) generated within CDOs that have failed their over collateralization or interest coverage tests. Proceeds from the sale of assets that serve as collateral for our CDO financings, including gains thereon, are required to be retained in the CDO structure until the related bonds are retired and are, therefore, not available to fund current cash needs outside of these structures.

Update on Liquidity, Capital Resources and Capital Obligations

Certain details regarding our liquidity, current financings and capital obligations as of August 4, 2010 are set forth below:

•	Cash – We had unrestricted cash of $41.1 million. In addition, we had $121.6 million of restricted cash for reinvestments in our CDOs;

•	Margin Exposure – We had no financings or interest rate swap agreements subject to margin calls; and

•	Recourse Financings – We currently do not have nay short-term recourse debt. The following table compares the face amount of our recourse financings, excluding the junior subordinated notes payable:

	August 4, 2010	June 30, 2010	December 31, 2009
Real Estate Securities, Loans and Properties	$—	$—	$31,672
Manufactured Housing Loans	—	1,423	10,606

Non-FNMA/FHLMC recourse financings	—	1,423	42,278
FNMA/FHLMC Securities	—	—	39,637

Total Recourse Financings	$—	$1,423	$81,915

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

Investment Portfolio

The following summarizes our investment portfolio at June 30, 2010 (dollars in millions).

	Outstanding Face Amount	Amortized Cost Basis (1)	Percentage of Total Amortized Cost Basis	Number of Investments	Credit (2)	Weighted Average Life (years) (3)
Investment (6)
Commercial (4)
CMBS	$2,092	$1,345	44.1%	272	BB	2.9
Mezzanine Loans	716	314	10.3%	20	71%	2.1
B-Notes	284	125	4.1%	10	77%	2.0
Whole Loans	85	50	1.6%	4	84%	4.0

Total Commercial Assets	3,177	1,834	60.1%			2.7

Residential
Manufactured Housing and Residential Mortgage Loans	454	387	12.7%	11,926	699	6.6
Subprime Securities	395	174	5.7%	89	B-	4.4
Real Estate ABS	81	58	1.9%	22	BB	4.7

	930	619	20.3%			5.5
FNMA/FHLMC securities	4	4	0.1%	1	AAA	3.5

Total Residential Assets	934	623	20.4%			5.5

Corporate
REIT Debt	390	389	12.8%	46	BB+	3.5
Corporate Bank Loans	306	206	6.7%	9	C	3.6

Total Corporate Assets	696	595	19.5%			3.5

TOTAL / WA	$4,807	$3,052	100.0%			3.3

Reconciliation to GAAP total assets:
Net unrealized loss recorded in accumulated other comprehensive income		(95)
Other assets
Subprime mortgage loans subject to call option (5)		403
Real estate held for sale		10
Cash and restricted cash		183
Other		42

GAAP total assets		$3,595

WA – Weighted average, in all tables.

(1)	Net of impairment.
(2)	Credit represents weighted average of minimum rating for rated assets, loan-to-value ratio (based on the appraised value at the time of purchase) for non-rated commercial assets, or the FICO score for non-rated residential assets and an implied AAA rating for FNMA/FHLMC securities. Ratings provided above were determined by third party rating agencies as of a particular date, may not be current and are subject to change (including a “negative watch” assignment) at any time.
(3)	Weighted average life is based on the timing of expected principal reduction on the asset.
(4)	Excludes four CDO securities with an aggregate face amount of $79.6 million and a zero basis. One CDO bond was issued by a third party and three CDO bonds were issued by CDO VII, which was deconsolidated, and held as investments by Newcastle.
(5)	Our subprime mortgage loans subject to call option are excluded from the statistics because they result from an option, not an obligation, to repurchase such loans, are noneconomic until such option is exercised, and are offset by an equal liability on the consolidated balance sheet.
(6)	The following tables summarize certain supplemental data relating to our investments (dollars in tables in thousands):

CMBS

Deal Vintage (A)	Average Minimum Rating (B)	Number	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Delinquency 60+/FC/REO (C)	Principal Subordination (D)	Weighted Average Life (years) (E)
Pre 2004	BBB	86	$433,623	$400,710	29.8%	7.0%	13.0%	2.5
2004	BB	63	437,986	270,437	20.1%	3.3%	5.7%	2.9
2005	BB	36	351,783	155,254	11.5%	5.2%	8.3%	2.8
2006	BB+	53	506,181	350,407	26.1%	3.6%	11.0%	3.1
Post 2007	B+	34	362,068	168,394	12.5%	6.2%	12.8%	3.2

Total / WA	BB	272	$2,091,641	$1,345,202	100.0%	5.0%	10.2%	2.9

(A)	The year in which the securities were issued.
(B)	Ratings provided above were determined by third party rating agencies as of a particular date, may not be current and are subject to change (including a “negative watch” assignment) at any time. We had approximately $220 million of CMBS assets that were on negative watch for possible downgrade by at least one rating agency as of June 30, 2010.
(C)	The percentage of underlying loans that are 60+ days delinquent, in foreclosure or considered real estate owned (REO).
(D)	The percentage of the outstanding face amount of securities that is subordinate to our investments.
(E)	Weighted average life is based on the timing of expected principal reduction on the asset.

Mezzanine Loans, B-Notes and Whole Loans

	Number	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Weighted Average First Dollar Loan to Value (A)	Weighted Average Last Dollar to Loan Value (A)	Delinquency (B)
Mezzanine Loans	20	$716,286	$313,879	64.2%	56.1%	71.1%	18.5%
B-Notes	10	283,830	125,092	25.6%	61.9%	76.6%	46.7%
Whole Loans	4	85,110	50,043	10.2%	0.0%	83.7%	0.0%

Total/WA	34	$1,085,226	$489,014	100.0%	53.2%	73.5%	24.4%

(A)	Loan to value is based on the appraised value at the time of purchase.
(B)	The percentage of underlying loans that are non-performing, in foreclosure, under bankruptcy filing or considered real estate owned.

Manufactured Housing and Residential Loans

Deal	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Average Loan Age (months)	Original Balance	Delinquency 90+/FC/REO (A)	Cumulative Loss to Date
Manufactured Housing Loans Portfolio I	$161,020	$130,466	33.7%	105	$327,855	1.2%	6.2%
Manufactured Housing Loans Portfolio II	227,197	206,087	53.3%	135	434,743	1.0%	4.3%
Residential Loans Portfolio I	62,480	46,808	12.1%	85	646,357	9.1%	0.3%
Residential Loans Portfolio II	3,795	3,612	0.9%	68	83,950	0.0%	0.0%

Total / WA	$454,492	$386,973	100.0%	117	$1,492,905	2.1%	4.4%

(A)	The percentage of loans that are 90+ days delinquent, or in foreclosure or considered real estate owned (REO).

Subprime Securities (A)

	Security Characteristics
Vintage (B)	Average Minimum Rating (C)	Number of Securities	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Principal Subordination (D)	Excess Spread (E)
2003	B	15	$20,643	$12,198	7.0%	21.9%	3.9%
2004	B	28	88,584	33,479	19.3%	16.9%	4.0%
2005	B	26	101,574	31,022	17.9%	27.4%	4.5%
2006	CCC+	11	99,905	47,764	27.5%	20.9%	4.8%
Post 2007	B+	9	84,381	49,080	28.3%	17.2%	3.4%

Total / WA	B-	89	$395,087	$173,543	100.0%	20.9%	4.2%

	Collateral Characteristics
Vintage (B)	Average Loan Age (months)	Collateral Factor (F)	3 month CPR (G)	Delinquency (H)	Losses to Date
2003	88	0.10	8.4%	17.6%	3.0%
2004	75	0.14	9.2%	19.8%	3.3%
2005	62	0.21	11.1%	33.5%	8.1%
2006	50	0.42	11.2%	36.0%	14.1%
Post 2007	36	0.50	8.8%	24.0%	11.2%

Total / WA	58	0.31	10.1%	28.2%	8.9%

Real Estate ABS

	Security Characteristics
Asset Type	Average Minimum Rating (C)	Number	Outstanding Face Amount	Amortized Cost Basis Amount	Percentage of Total Amortized Basis	Principal Subordination (D)	Excess Spread (E)
Manufactured Housing	BBB+	9	$49,345	$47,961	82.3%	37.6%	1.6%
Small Business Loans	CCC+	13	31,218	10,293	17.7%	15.3%	3.0%

Total / WA	BB	22	$80,563	$58,254	100.0%	29.0%	2.1%

	Collateral Characteristics
Asset Type	Average Loan Age (months)	Collateral Factor (F)	3 Month CPR (G)	Delinquency (H)	Cumulative Loss to Date
Manufactured Housing	115	0.36	8.5%	3.2%	10.6%
Small Business Loans	69	0.57	7.2%	26.6%	5.6%

Total / WA	97	0.44	8.0%	12.3%	8.6%

(A)	Includes subprime retained securities in the securitizations of Subprime Portfolios I and II. For further information on these securitizations, see Note 4 to our consolidated financial statements included herein.
(B)	The year in which the securities were issued.
(C)	Ratings provided above were determined by third party rating agencies as of a particular date, may not be current and are subject to change (including a “negative watch” assignment) at any time. We had approximately $224 million of ABS assets that were on negative watch for possible downgrade by at least one rating agency as of June 30, 2010.
(D)	The percentage of the outstanding face amount of securities and residual interests that is subordinate to our investments.
(E)	The annualized amount of interest received on the underlying loans in excess of the interest paid on the securities, as a percentage of the outstanding collateral balance.
(F)	The ratio of original unpaid principal balance of loans still outstanding.
(G)	Three month average constant prepayment rate.
(H)	The percentage of underlying loans that are 90+ days delinquent, or in foreclosure or considered real estate owned (REO).

REIT Debt

Industry	Average Minimum Rating (A)	Number	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis
Retail	BBB+	11	$80,660	$76,901	19.8%
Diversified	CCC	10	101,836	102,644	26.4%
Office	BBB	11	115,469	117,215	30.1%
Multifamily	BBB	3	12,765	12,830	3.3%
Hotel	BBB	4	30,220	30,683	7.9%
Healthcare	BBB-	5	41,600	41,706	10.7%
Storage	A-	1	5,000	5,063	1.3%
Industrial	BB-	1	2,000	2,073	0.5%

Total / WA	BB+	46	$389,550	$389,115	100.0%

Corporate Bank Loans

Industry	Average Minimum Rating (A)	Number	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis
Real Estate	C	3	$42,087	$40,591	19.7%
Media	CC	2	111,764	46,427	22.6%
Resorts	NR	1	107,903	77,903	37.9%
Restaurant	B	2	18,160	15,335	7.5%
Transportation	NR	1	26,995	25,375	12.3%

Total / WA	C	9	$306,909	$205,631	100.0%

(A)	Ratings provided above were determined by third party rating agencies as of a particular date, may not be current and are subject to change (including a “negative watch” assignment) at any time. We had approximately $2 million of REIT assets or bank loans that were on negative watch for possible downgrade by at least one rating agency as of June 30, 2010.

Debt Obligations

Our debt obligations, as summarized in Note 5 to our consolidated financial statements included herein, existing at June 30, 2010 (gross of $5.1 million of discounts) had contractual maturities as follows (in thousands):

	Nonrecourse	Recourse	Total
Period from July 1, 2010 through December 31, 2010	$—	$1,423	$1,423
2011	182,562	—	182,562
2012	—	—	—
2013	—	—	—
2014	—	—	—
2015	—	—	—
Thereafter	3,986,921	51,004	4,037,925

Total	$4,169,483	$52,427	$4,221,910

Certain of the debt obligations included above are obligations of our consolidated subsidiaries which own the related collateral. In some cases, including the CDO and Other Bonds Payable, such collateral is not available to other creditors of ours.

Our non-CDO debt obligations contain various customary loan covenants. We were in compliance with all of the covenants in our non-CDO financings as of June 30, 2010.

In the first six months of 2010, we repurchased $119.9 million face amount of CDO bonds for $24.1 million. As a result, we extinguished $119.9 million face amount of CDO debt and recorded a gain on extinguishment of debt of $95.1 million.

On January 29, 2010, Newcastle entered into an Exchange Agreement, dated as of January 29, 2010 (the “Exchange Agreement”), with Taberna Capital Management, LLC and certain of its affiliates (collectively, “Taberna”), pursuant to which Newcastle and Taberna agreed to exchange (the “Exchange”) approximately $52.1 million aggregate principal amount of junior subordinated notes due 2035 for approximately $37.6 million face amount of previously issued CDO securities and approximately $9.7 million of cash held by Newcastle. In other words, $52.1 million face amount of Newcastle’s debt, in the form of junior subordinated notes payable, was repurchased and extinguished for GAAP purposes in exchange for (i) the payment of $9.7 million of cash and (ii) the reissuance of $37.6 million face amount of CDO bonds payable (which had previously been repurchased by Newcastle). In connection with the Exchange, Newcastle paid or reimbursed $0.6 million of expenses incurred by Taberna, various indenture trustees and their respective advisors in accordance with the terms of the Exchange Agreement. Newacastle accounted for this exchange as a troubled debt restructuring involving the partial repayments of debt. As a result, Newcastle recorded no gain or loss. The following table presents certain information regarding the Exchange, as of the date of the exchange:

			Consideration
	Repurchased junior subordinated notes		Cash	Reissued CDO bonds		Total
Outstanding face amount	$52,094		$9,715	$37,625		$47,340
Weighted average coupon	7.574	% (A)	N/A	LIBOR + 0.66	% (B)
Maturity	April 2035			June 2052
Collateral	General credit of Newcastle			Assets within the respective CDOs

The fair value of the consideration paid approximated the fair value of the repurchased junior subordinated notes of $16.7 million.

On April 15, 2010, Newcastle completed a securitization transaction to refinance its Manufactured Housing Loans Portfolio I (the “Portfolio”). Newcastle sold approximately $164.1 million outstanding principal balance of manufactured housing loans to Newcastle MH I LLC (the “Issuer”). The Issuer issued approximately $134.5 million aggregate principal amount of asset-backed notes (the “Notes”), of which $97.6 million was sold to third parties and $36.9 million was sold to certain CDOs managed and consolidated by Newcastle. At the closing of the securitization transaction, Newcastle used the gross proceeds received from the issuance of the Notes to repay the previously existing financing on this portfolio in full, terminate the related interest rate swap contracts, pay the related transaction costs and increase its unrestricted cash by approximately $14 million. Under the applicable accounting guidance, the securitization transaction is accounted for as a secured borrowing. As a result, no gain or loss is recorded for the transaction. Newcastle continues to recognize the portfolio of manufactured housing loans as pledged assets, which have been classified as loans held for investment at securitization, and records the notes issued to third parties as a secured borrowing. The associated assets, liabilities, revenues and expenses are presented in the non-recourse financing structure sections of the consolidated financial statements.

In April 2010, Newcastle repaid in full all of its outstanding repurchase agreements.

The following table summarizes additional information related to our consolidated CDO financings as of June 30, 2010 (dollars in thousands). The amounts reflect data at the CDO level and thus is different from the GAAP balance sheet due to intercompany amounts eliminated in Newcastle’s consolidated balance sheet.

	CDO IV			CDO V			CDO VI			CDO VIII			CDO IX			CDO X
Balance Sheet:
Assets Face Amount		$411,503			$443,457			$450,568			$938,197			$826,386			$1,373,836
Assets Fair Value		290,291			275,041			215,550			548,364			511,995			963,246
Issued Debt Face Amount (1)		380,815			407,720			410,885			670,063			580,125			1,224,250
Issued Debt Basis (1)		397,817			406,307			409,530			669,481			584,731			1,223,034
Quarterly net cash receipts (2)		$153			$868			$126			$5,915			$5,693			$2,572

Collateral Composition (3):	Face	Fair Value		Face	Fair Value		Face	Fair Value		Face	Fair Value		Face	Fair Value		Face	Fair Value
CMBS	$251,834	$149,409	BB	$292,427	$161,113	BB	$290,830	$101,783	BB-	$242,637	$138,058	BB	$105,104	$94,739	BB	$889,291	$593,053	BBB-
REIT Debt	94,585	99,127	BBB-	74,404	76,410	BBB-	59,200	58,119	BB+	—	—	—	—	—	—	161,361	157,147	BB-
ABS	49,047	27,893	B+	72,867	33,366	B-	83,424	39,125	B	89,405	64,173	BB-	3,232	2,697	BBB+	194,122	136,081	BBB
FNMA/FHLMC	—	—	—	3,759	4,152	AAA	—	—	—	—		—	—	—	—	—	—	—
Bank Loans	6,305	6,104	C	—	—	—	17,114	16,523	CC	121,149	75,936	CC	133,152	94,942	D	29,188	12,125	CC
Mezzanine Loans / B-Notes / Whole Loans	9,732	7,758	BB+	—	—	—	—	—	—	353,980	199,337	CCC+	485,328	258,931	CCC+	—	—	—
CDO	—	—	—	—	—	—	—	—	—	90,438	30,272	B-	66,000	22,358	BB-	35,210	176	C
Equity Securities	—	—	—	—	—	—	—	—	—	—	—	—	—	4,758	—	—	—	—
Restricted Cash for Reinvestment	—	—	—	—	—	—	—	—	—	40,588	40,588	—	33,570	33,570	—	64,664	64,664	—

Total	$411,503	$290,291	BB	$443,457	$275,041	BB	$450,568	$215,550	BB-	$938,197	$548,364	B	$826,386	$511,995	CCC+	$1,373,836	$963,246	BB+

Collateral on Negative Watch (4)	$87,911			$133,823			$17,042			$90,438			$68,000			$113,015
CDO Cash Flow Triggers (5):

Over Collateralization (6):
As of June 2010 remittance
Cushion (Deficit) ($)		$(28,647)			$3,173			$(162,467)			$102,585			$60,531			$28,892
As of July 2010 remittance
Cushion (Deficit) ($)		—			—			$(166,380)			$103,683			$62,727			$27,546
Interest Coverage (6):
As of June 2010 remittance
Cushion (Deficit) (%)		109.5%			230.1%			183.5%			211.1%			163.4%			87.3%
As of July 2010 remittance
Cushion (Deficit) (%)		—			—			64.2%			253.5%			172.2%			152.5%
CDO Overview:
Effective		Sep-04			Feb-05			Aug-05			Mar-07			Jul-07			Dec-07
Reinvestment Period End (7)		Passed			Passed			Passed			Nov-11			May-12			Jul-12
Optional Call (8)		Jun-17			Dec-07			May-08			Dec-09			Jun-10			Aug-10
Auction Call (9)		Mar-14			Sep-14			Apr-15			Nov-16			May-17			Jul-17
WA Debt Spread (bps) (10)		69			56			39			43			57			34
Asset Average Life		3.1			3.4			2.6			4.0			2.9			3.7
Debt Average Life		2.7			2.7			3.8			3.5			4.6			5.2

(1)	Includes only CDO bonds issued to third parties and other Newcastle CDOs.
(2)	Represents net cash received from each CDO based on all of our interests in such CDO (including senior management fees) for the six months ended June 30, 2010. Cash receipts for this period included $5.0 million of non-recurring interest, prepayment penalty, extension fees and yield maintenance fees, and $1.8 million of senior collateral management fees, and may not be indicative of cash receipts for subsequent periods. See “Cautionary Note Regarding Forward Looking Statements” for risks and uncertainties that could cause our receipts for subsequent periods to differ materially from these amounts.

Notes continued on next page.

(3)	Collateral composition is calculated as a percentage of the face amount of collateral and includes CDOs bonds of $191.6 million and other bonds of $92.9 million issued by Newcastle, which are eliminated in consolidation. The fair value of these CDO bonds and other bonds was $107.4 million and $83.7 million at June 30, 2010, respectively. Also reflected are weighted average credit ratings, which were determined by third party rating agencies as of a particular date, may not be current and are subject to change (including a “negative watch” assignment) at any time.
(4)	Represents the face amount of collateral on negative watch for possible downgrade by at least one rating agency (Moody’s, S&P or Fitch) as of the determination date of June 17, 2010 for CDOs IV and V, as these deals only report actual over collateralization excess percentages on a quarterly basis, and as of the determination date of July 19, 2010 for all other CDOs. The amounts include bonds of $212.5 million issued by Newcastle, which are eliminated in consolidation and not reflected in our investment portfolio segments.
(5)	Each of our CDO financings contains tests that measure the amount of over collateralization and excess interest in the transaction. Failure to satisfy these tests would cause the principal and/or interest cashflow that would otherwise be distributed to more junior classes of securities (including those held by Newcastle) to be redirected to pay down the most senior class of securities outstanding until the tests are satisfied. As a result, our cash flow and liquidity are negatively impacted upon such a failure, and the impact could be material. Each CDO contains tests at various over collateralization and interest coverage percentage levels. The trigger percentages used above represent the first threshold at which cashflows would be redirected as described in this footnote. The data presented is as of the most recent remittance date on or before June 30, 2010 or July 31, 2010, as applicable, and may change or have changed subsequent to that date. CDO IV and V only report on a quarterly basis and, therefore, no updated July 31, 2010 information is available. In addition, our CDOs may also contain specific over collateralization tests that, if failed, can result in the occurrence of an event of default or our being removed as collateral manager of the CDO. Failure of the over collateralization tests can also cause a “phantom income” issue if cash that constitutes income is diverted to pay down debt instead of distributed to us. As of the June 2010 remittance date for CDO IV and as of the July 2010 remittance date for CDO VI, these CDOs were not in compliance with their applicable over collateralization tests and, consequently, we are not receiving cash flows from these CDOs (other than senior management fees). Based upon our current calculations, we expect these portfolios to remain out of compliance for the foreseeable future. Moreover, given current market conditions, it is possible that all of our CDOs could be out of compliance with their over collateralization tests as of one or more measurement dates within the next twelve months. Our ability to rebalance will depend upon the availability of suitable securities, market prices, whether the reinvestment period of the applicable CDO has ended, and other factors that are beyond our control. Such rebalancing efforts may be extremely difficult given current market conditions and we cannot assure you that we will be successful in our rebalancing efforts. If the liabilities of our CDOs are downgraded by Moody’s to certain predetermined levels, our discretion to rebalance the applicable CDO portfolios may be negatively impacted. Moreover, if we bring these coverage tests into compliance, we cannot assure you that they will not fall out of compliance in the future or that we will be able to correct any noncompliance. For a more detailed discussion of the impact of CDO financings on our cash flows, see Part II, Item 1A, “Risk Factors – The use of CDO financings with coverage tests may have a negative impact on our operating results and cash flows.”
(6)	Represents excess or deficiency under the applicable over collateralization or interest coverage tests to the first threshold at which cash flow would be redirected. We generally do not receive material cash flow from the CDO until a deficiency is corrected. Ratings downgrades of assets in our CDOs can negatively impact compliance with the over collateralization tests. Generally, the over collateralization test measures the principal balance of the specified pool of assets in a CDO against the corresponding liabilities issued by the CDO. However, based on ratings downgrades, the principal balance of an asset or of a specified percentage of assets in a CDO may be deemed reduced below their current balance to levels set forth in the related CDO documents for purposes of calculating the over collateralization test. As a result, ratings downgrades can reduce the principal balance of the assets used in the over collateralization test relative to the corresponding liabilities in the test, thereby reducing the over collateralization percentage. In addition, actual defaults of an asset would also negatively impact compliance with the over collateralization tests. Failure to satisfy an over collateralization test could result in the redirection of cashflows as described in footnote 5 above or, in certain instances, in our removal as manager of the applicable portfolio.
(7)	Our CDO financings typically have a 5 year reinvestment period. Generally, after such period ends, principal payments on the collateral are used to paydown the most senior debt outstanding. Prior to the end of the reinvestment period, principal payments received on the collateral are reinvested.
(8)	At the option call date, Newcastle, as the equity holder, has the right to payoff the CDO bonds at their related redemption price.
(9)	At the auction call date, there is a mandatory auction of the assets. If the prices are sufficient to pay off the outstanding CDO bonds, the assets will be sold and the CDO bonds will be redeemed.
(10)	Debt spread represents the spread above the benchmark interest rate (LIBOR or U.S. Treasuries) that Newcastle pays on its debt.

The following table sets forth further information with respect to the bonds of our consolidated CDO financings as of June 30, 2010 (dollars in thousands):

		Current Face Amount (1)
		Held By
Class	Original Face Amount	Third Parties	Newcastle CDOs (2)	Newcastle Outside of its CDOs (3)	Total	Stated Interest Rate
CDO IV
Class I	$353,250	$307,776	$—	$1,752	$309,528	LIBOR +	0.40%
Class II-FL	13,000	13,091	—	—	13,091	LIBOR +	0.65%
Class II-FX	7,250	2,072	5,438	—	7,510		4.73%
Class III-FL	7,500	7,604	—	—	7,604	LIBOR +	1.00%
Class III-FX	15,000	12,325	—	389	12,714		5.11%
Class IV-FL	9,000	8,214	—	—	8,214	LIBOR +	2.25%
Class IV-FX	9,000	9,585	—	—	9,585		6.34%
Class V	13,500	—	14,710	—	14,710		8.67%
Preferred	22,500	—	—	22,500	22,500		N/A

	$450,000	$360,667	$20,148	$24,641	$405,456

CDO V
Class I	$388,000	$324,720	$—	$—	$324,720	LIBOR +	0.34%
Class II-FL	23,500	23,500	—	—	23,500	LIBOR +	0.55%
Class III-FL	23,000	23,000	—	—	23,000	LIBOR +	0.90%
Class IV-FL	8,000	4,000	—	4,000	8,000	LIBOR +	1.90%
Class IV-FX	12,000	12,000	—	—	12,000		6.26%
Class V	20,500	—	20,500	—	20,500		6.94%
Preferred	25,000	—	—	25,000	25,000		N/A

	$500,000	$387,220	$20,500	$29,000	$436,720

CDO VI
Class I-MM LT	$323,000	$285,510	$—	$—	$285,510	LIBOR +	0.25%
Class I-B	59,000	59,000	—	—	59,000	LIBOR +	0.40%
Class II	33,000	33,277	—	—	33,277	LIBOR +	0.50%
Class III-FL	15,000	15,225	—	—	15,225	LIBOR +	0.80%
Class III-FX	5,000	5,392	—	—	5,392		5.67%
Class IV-FL	9,600	9,863	—	—	9,863	LIBOR +	1.70%
Class IV-FX	2,400	2,618	—	—	2,618		6.55%
Class V	21,000		—	23,297	23,297		7.81%
Preferred	32,000		—	32,000	32,000		N/A

	$500,000	$410,885	$—	$55,297	$466,182

CDO VIII (4)
Class I-A	$462,500	$462,500	$—	$—	$462,500	LIBOR +	0.28%
Class I-AR	60,000	60,000	—	—	60,000	LIBOR +	0.34%
Class I-B	38,000	4,000	—	34,000	38,000	LIBOR +	0.36%
Class II	42,750	—	29,000	13,750	42,750	LIBOR +	0.42%
Class III	42,750	20,000	22,750	—	42,750	LIBOR +	0.50%
Class IV	28,500	—	—	—	—	LIBOR +	0.60%
Class V	28,500	28,500	—	—	28,500	LIBOR +	0.75%
Class VI	27,313	—	—	—	—	LIBOR +	0.80%
Class VII	21,375	—	—	—	—	LIBOR +	0.90%
Class VIII	22,562	11,063	—	—	11,063	LIBOR +	1.45%
Class IX-FL	6,000	6,000	—	11,500	17,500	LIBOR +	1.80%
Class IX-FX	7,600	7,600	—	—	7,600		6.80%
Class X	19,650	18,650	—	—	18,650	LIBOR +	2.25%
Class XI	26,125	—	—	24,125	24,125	LIBOR +	2.50%
Class XII	28,500	—	—	28,500	28,500		7.50%
Preferred	87,875	—	—	87,875	87,875		N/A

	$950,000	$618,313	$51,750	$199,750	$869,813

Continued on next page.

		Current Face Amount (1)
		Held By
Class	Original Face Amount	Third Parties	Newcastle CDOs (2)	Newcastle Outside of its CDOs (3)	Total	Stated Interest Rate
CDO IX (4)
Class A-1	$379,500	$379,500	$—	$—	$379,500	LIBOR +	0.26%
Class A-2	115,500	115,500	—	—	115,500	LIBOR +	0.47%
Class B	37,125	35,125	—	2,000	37,125	LIBOR +	0.65%
Class C	33,000	—	—	—	—	LIBOR +	0.93%
Class D	20,625	—	—	—	—	LIBOR +	1.00%
Class E	24,750	—	—	24,750	24,750	LIBOR +	1.10%
Class F	18,562	—	—	18,562	18,562	LIBOR +	1.30%
Class G	18,562	—	—	11,262	11,262	LIBOR +	1.50%
Class H	21,656	—	8,751	9,305	18,056	LIBOR +	2.50%
Class J	21,656	—	21,656	—	21,656	LIBOR +	3.00%
Class K	19,593	—	19,593	—	19,593	LIBOR +	3.50%
Class L	23,718	—	—	23,718	23,718		7.50%
Class M	39,187	—	—	39,187	39,187		8.00%
Preferred	51,566	—	—	51,566	51,566		N/A

	$825,000	$530,125	$50,000	$180,350	$760,475

CDO X (4)
Class A-1	$980,000	$980,000	$—	$—	$980,000	LIBOR +	0.26%
Class A-2	140,000	140,000	—	—	140,000	LIBOR +	0.35%
Class A-3	99,750	55,000	10,000	—	65,000	LIBOR +	0.60%
Class B	28,000	—	—	—	—	LIBOR +	1.25%
Class C	40,250	—	39,250	—	39,250	LIBOR +	1.75%
Class D	22,000	—	—	22,000	22,000	LIBOR +	2.50%
Class E	13,500	—	—	13,500	13,500	LIBOR +	3.00%
Class F	14,000	—	—	14,000	14,000		9.04%
Preferred	62,500	—	—	62,500	62,500		N/A

	$1,400,000	$1,175,000	$49,250	$112,000	$1,336,250

(1)	The amounts presented in these columns exclude the face amount of any cancelled bonds within an applicable class.
(2)	Amounts in this column represent the amount of bonds of the applicable class held by Newcastle’s consolidated CDOs. These bonds are eliminated in Newcastle’s consolidated balance sheet.
(3)	Amounts in this column represent the amount of bonds of the applicable class held as investments by Newcastle outside of its non-recourse financing structures.
(4)	These CDOs issued the following interest only fixed-rate notes with a 5-year maturity from inception:

•	CDO VIII Class S with a notional amount of $33.9 million at 5.41%

•	CDO IX Class S with a notional amount of $33.5 million at 5.45%

•	CDO X Class S with a notional amount of $24.2 million at 5.783%

Stockholders’ Equity

Common Stock

The following table presents information on shares of our common stock issued during the six months ended June 30, 2010:

Shares Issued	Range of Issue Prices (1)	Net Proceeds (millions)	Options Granted to Manager
9,112,432	$3.13	$28.5	N/A

(1)	Excludes prices of shares issued pursuant to the exercise of options and of shares issued to our independent directors. Includes prices of shares issued in exchange for preferred shares.

At June 30, 2010, we had 62,024,945 shares of common stock outstanding. See “Preferred Stock” below for a discussion of common stock issued in exchange for preferred stock.

As of June 30, 2010, our outstanding options had a weighted average strike price of $26.64 and were summarized as follows:

Held by the Manager	1,686,447
Issued to the Manager and subsequently transferred to certain of the Manager’s employees	798,162
Held by the independent directors	14,000

Total	2,498,609

As of June 30, 2010, approximately 3.8 million shares of our common stock were held by Fortress, through its affiliates, and its principals.

No dividends were declared with respect to our common stock related to the six months ended June 30, 2010.

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

As of June 30, 2010, $0.9 million of dividends on Newcastle’s cumulative preferred stock were unpaid and in arrears.

Accumulated Other Comprehensive Income (Loss)

During the six months ended June 30, 2010, our accumulated other comprehensive income (loss) changed due to the following factors (in thousands):

	Gains (Losses) on Cash Flow Hedges	Gains (Losses) on Securities	Total Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss), December, 31, 2009	$(180,895)	$(452,923)	$(633,818)
Deconsolidation of unrealized loss on securities in CDO VII	—	40,715	40,715
Deconsolidation of unrealized loss on derivatives designated as cash flow hedges in CDO VII	28,514	—	28,514
Net unrealized gain (loss) on securities	—	262,032	262,032
Reclassification of net realized (gain) loss on securities into earnings	—	54,930	54,930
Net unrealized gain (loss) on derivatives	(32,680)	—	(32,680)
Reclassification of net realized (gain) loss on derivatives designated as cash flow hedges into earnings	6,146	—	6,146

Accumulated other comprehensive income (loss), June 30, 2010	$(178,915)	$(95,246)	$(274,161)

Our GAAP equity changes as our real estate securities portfolio and derivatives are marked to market each quarter, among other factors. The primary causes of mark to market changes are changes in interest rates and credit spreads. During the six months ended June 30, 2010, a net tightening of credit spreads has caused a net decrease in unrealized losses recorded in accumulative other comprehensive income on our real estate securities. Net unrealized losses on derivatives designated as cash flow hedges increased for the six months ended June 30, 2010 primarily as a result of decreases in long-term interest rates. In addition, accumulated other comprehensive loss decreased as a result of the deconsolidation of the unrealized losses on securities and derivatives for CDO VII.

See “- Market Considerations” above for a further discussion of recent trends and events affecting our unrealized gains and losses as well as our liquidity.

Cash Flow

Operating Activities

Net cash flow provided by (used in) operating activities decreased to $29.2 million for the six months ended June 30, 2010 from $49.6 million for the six months ended June 30, 2009. This change primarily resulted from the acquisition and settlement of our investments as described above, and the performance thereof.

Operating Activities – Direct Method Comparison

Cash interest received for investments in securities and loans decreased approximately $36.9 million as a result of a lower average balance of interest earning securities and loans of $4.4 billion in the first six months of 2010 compared to $5.8 billion in the first six months of 2009, a decrease in the weighted average interest rate from 5.05% in the first six months of 2009 to 5.04% in the first six months of 2010 and the redirection of defaulted interests in certain CDOs. The lower interest earning asset balance is primarily a result of paydowns and delinquencies. Prepayment penalty income decreased by $6.2 million for the six months ended June 30, 2010 due to a higher volume of asset prepayment in the first half of 2009.

Cash interest paid decreased approximately $16.5 million due to a lower average debt balance of $3.8 billion in the first six months of 2010 compared to $4.9 billion in the first six months of 2009 and a decrease in the weighted average funding cost, including the effect of hedges to 3.44% from 3.46% for the six months ended June 30, 2010 and June 30, 2009, respectively.

Investing Activities

Investing activities provided (used) $145.7 million and $164.5 million during the six months ended June 30, 2010 and 2009, respectively. Investing activities consisted primarily of investments made in certain real estate securities, loans and other real estate related assets, offset by proceeds from the sale or settlement of investments.

Financing Activities

Financing activities provided (used) ($205.5) million and ($197.2) million during the six months ended June 30, 2010 and 2009, respectively. The return of restricted cash from refinancing activities and return of margin deposits served as the primary sources of cash flow from financing activities. Offsetting uses included the repayment of debt as described above, the payment of related deferred financing costs, the payment of preferred dividends, the payment related to the exchange of the junior subordinated notes, as well as the payment related to the preferred stock exchange described under “ – Preferred Stock” above.

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

As of June 30, 2010, we had the following material off-balance sheet arrangements.

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

•	We have made investments in three equity method investees, two of which are dormant at June 30, 2010 and the other of which is immaterial to our financial condition, liquidity and operations.

In each case, our exposure to loss is limited to the carrying (fair) value of our investment.

CONTRACTUAL OBLIGATIONS

During the first six months of 2010, we had all of the material contractual obligations referred to in our annual report on Form 10-K for the year ended December 31, 2009, excluding the debt which was repaid or repurchased, as described in “– Liquidity and Capital Resources,” as well as the following:

Contract Category	Change
CDO bonds payable	We re-issued $37.6 million face amount of CDO bonds payable in exchange for junior subordinated notes payable, and we also deconsolidated CDO VII, both as described in “ – Liquidity and Capital Resources.”

Other bonds payable	We refinanced a portfolio of manufactured housing loans.

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

AFFO is calculated as follows (in thousands):

	For the Six Months Ended June 30,
	2010	2009
Income (loss) applicable to common stockholders	$298,159	$(289,597)
Operating real estate depreciation	—	(124)

Adjusted Funds from Operations (AFFO)	$298,159	$(289,721)

Adjusted Funds from Operations was derived from our segments as follows (in thousands):

	Book Equity at June 30, 2010	AFFO for the Six Months Ended June 30, 2010
CDOs	$(640,915)	$(224,796)
Other nonrecourse	54,739	35,727
Recourse	—	(276)
Unlevered	40,113	15,265
Unallocated (1)	(78,825)	22,647

Total (2)	(624,888)	$(151,433)

Preferred stock	61,583
Accumulated depreciation	—
Accumulated other comprehensive income (loss)	(274,161)

Net GAAP equity	$(837,466)

(1)	Unallocated AFFO represents $33,380 of preferred dividends, including the impact of the preferred stock exchange (described in “ – Liquidity and Capital Resources” above), ($1,653) of interest expense on our junior subordinated notes payable and interest rate swaps, and ($14,078) of corporate general and administrative expenses and management fees for the six months ended June 30, 2010.
(2)	Invested common equity is equal to GAAP equity excluding preferred stock, accumulated depreciation and accumulated other comprehensive income (loss).

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Income (loss) applicable to common stockholders	$117,959	$(47,374)	$298,159	$(289,597)
Add (Deduct):
Impairment	(42,495)	123,407	(110,527)	430,877
Other (income) loss	(53,384)	(55,285)	(109,927)	(67,602)
Loss from discontinued operations	(13)	142	27	175
Excess of carrying amount of exchanged preferred stock over fair value of consideration paid - Note 9	—	—	(43,043)	—

	$22,067	$20,890	$34,689	$73,853

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

As of June 30, 2010, a 100 basis point increase in short term interest rates would increase our earnings by approximately $2.5 million per annum, assuming a static portfolio of current investments and financings.

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

Changes in the value of our assets could affect our ability to borrow and access capital. As of June 30, 2010, a 100 basis point change in short term interest rates would impact our net book value by approximately $10.1 million, assuming a static portfolio of current investments and financings.

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

As of June 30, 2010, a 25 basis point movement in credit spreads would impact our net book value by approximately $20.2 million, assuming a static portfolio of current investments and financings, but would not directly affect our earnings or cash flow.

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

Risks relating to our management, business and company include, specifically:

Risks Related to the Financial Markets

We do not know what impact the Dodd-Frank Act will have on our business.

On July 21, 2010, the United States enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act” or “Act”). The Dodd-Frank Act affects almost every aspect of the U.S. financial services industry, including certain aspects of the markets in which we operate. The Act imposes new regulations on us and how we conduct our business. For example, the Act will impose additional disclosure requirements for public companies and generally require issuers or originators of asset-backed securities to retain at least five percent of the credit risk associated with the securitized assets. Importantly, many key aspects of the changes imposed by the Act will be established by various regulatory bodies and other groups over the next several years. As a result, we do not know how significantly the Act will affect us. It is possible that the Act could, among other things, increase our costs of operating as a public company, impose restrictions on our ability to securitize assets and reduce our investment returns on securitized assets.

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

Changes in these factors are difficult to predict, and a change in one factor can affect other factors. For example, during 2007, increased default rates in the subprime mortgage market played a role in causing credit spreads to widen, reducing availability of credit on favorable terms, reducing liquidity and price transparency of real estate related assets, resulting in difficulty in obtaining accurate mark-to-market valuations, and causing a negative perception of the state of the real estate markets and of REITs generally. These conditions worsened during 2008, and intensified meaningfully during the fourth quarter of 2008, as a result of the global credit and liquidity crisis, resulting in extraordinarily challenging market conditions. Despite signs of improvement, market conditions during 2010 remain challenging. We do not currently know the full extent to which this market disruption will affect us or the markets in which we operate, and we are unable to predict its length or ultimate severity. If the challenging conditions continue, we may experience additional impairment charges as well as additional challenges in raising capital and obtaining investment or other financing on attractive terms.

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

We have retained, and may in the future retain or repurchase, subordinate classes of bonds issued by certain of our subsidiaries in our CDO financings. Each of our CDO financings contains tests that measure the amount of over collateralization and excess interest in the transaction. Failure to satisfy these tests would result in principal and/or interest cash flow that would otherwise be distributed to more junior classes of securities (including those held by Newcastle) to be redirected to pay down the most senior class of securities outstanding until the tests are satisfied. As a result, failure to satisfy the coverage tests could adversely affect our operating results and cash flows by temporarily or permanently directing funds that would otherwise come to us to holders of the senior classes of bonds. In addition, the redirected funds would be used to pay down financing, which currently bears an attractive rate, thereby reducing our future earnings from the affected CDO. The ratings assigned to the assets in each CDO affect the results of the tests governing whether a CDO can distribute cash to the various classes of securities in the CDO. As a result, ratings downgrades of the assets in a CDO can result in a CDO failing its tests and thereby cause us not to receive cash flows from the affected CDO. We note that we have approximately $510.2 million of assets in our consolidated CDOs as of July 31, 2010 that are under negative watch for possible downgrade by at least one of the rating agencies. One or more of the rating agencies could downgrade some or all of these assets at any time, and any such downgrade could affect – and possibly materially affect – our future cash flows. As of the June 2010 remittance date for CDO IV and as of the July 2010 remittance date for CDO VI, these CDOs were not in compliance with their applicable over collateralization tests and, consequently, we are not receiving cash flows from these CDOs (other than senior management fees). Based upon our current calculations, we expect these CDOs to remain out of compliance for the foreseeable future. Moreover, given current market conditions, it is possible that all of our CDOs could be out of compliance with their over collateralization tests as of one or more measurement dates within the next twelve months.

Our ability to rebalance will depend upon the availability of suitable securities, market prices, whether the reinvestment period of the applicable CDO has ended, and other factors that are beyond our control. For example, in prior periods, we were able to repurchase notes issued by the CDOs and subsequently cancel those notes in accordance with the terms of the relevant governing documentation. These cancellations assisted the applicable CDO in satisfying its overcollateralization test as of the next testing date and thereby enabled the cash flow from that CDO to be distributed to the junior classes of securities (including those held by Newcastle). The trustee of all of our CDOs has informed us that, if we wish to cancel CDO debt in the future, they will require us to obtain the approval of the noteholders of the applicable CDO. If we are unable to obtain the requisite noteholder consent, we will be unable to use CDO debt cancellations as a tool to help CDOs satisfy their overcollateralization tests and thereby maintain the flow of cash from that CDO to Newcastle. As a result, holders of our common shares and preferred shares should not expect that we will be able to cancel any of our CDO obligations in the future. While there are other permissible methods to rebalance or otherwise correct CDO test failures, such methods may be extremely difficult to employ given current market conditions, and we cannot assure you that we will be successful in our rebalancing efforts. If the liabilities of our CDOs are downgraded by Moody’s to certain predetermined levels, our discretion to rebalance the applicable CDO portfolios may be negatively impacted. Moreover, if we bring these coverage tests into compliance, we cannot assure you that they will not fall out of compliance in the future or that we will be able to correct any noncompliance.

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

In addition, we can be removed as manager of a CDO if certain events occur, including the failure to satisfy specific over collateralization and interest coverage tests, failure to satisfy certain “key man” requirements or an event of default occurring for the failure to pay interest on the related senior classes of securities of the CDO. If we are removed as collateral manager, we would no longer receive management fees from — and no longer be able to manage the assets of — the applicable CDO, which would negatively affect our cash flows, business, results of operations and financial condition. We note that on November 4, 2009, CDO VII failed additional over collateralization tests. The consequences of failing these tests are that an event of default has occurred, and we may be removed as the collateral manager under the documentation governing CDO VII. So long as the event of default continues, we will not be permitted to purchase or sell any collateral in CDO VII. If we are removed as the collateral manager of CDO VII, we would no longer receive the senior management fees from such CDO. As of August 4, 2010, we have not been removed as collateral manager. Based upon our current calculations, we estimate that if we are removed as the collateral manager of CDO VII, the loss of senior management fees would not have a material negative impact on our cash flows, business, results of operations or financial condition. However, given current market conditions, it is possible that events of default may occur in other CDOs, and we could be removed as the collateral manager of those CDOs if certain events of default occur. Moreover, our cash flows, business, results of operations and/or financial condition could be materially and negatively impacted if certain events of default occur.

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

We may experience issues regarding the characterization of income for tax purposes. For example, we may recognize significant ordinary income, which we would not be able to offset with capital losses, which could, in turn, increase the amount of income we would be required to distribute to shareholders in order to maintain our REIT status. This disconnect could occur in the case of one or more of our non-recourse financing structures, including off balance sheet structures such as our subprime securitizations and non-consolidated CDOs, where we incur capital losses on the related assets, and ordinary income from the cancellation of the related non-recourse financing if the ultimate proceeds from the assets are insufficient to repay such debt. Through June 30, 2010, no such cancellation of debt as a result of losses had been incurred. In the case of our subprime securitizations, we expect that such losses and cancellations may begin to be incurred in the second half of 2010 and over the next couple of years. This disconnect could also occur as a result of the repurchase of our outstanding debt at a discount as the gain recorded upon the cancellation of indebtedness is characterized as ordinary income for tax purposes. We have repurchased our debt at a discount in the past, and we intend to attempt to do so in the future. During 2009, we repurchased $246.7 million face amount of our outstanding CDO debt at a discount, and recorded $215.3 million of gain. During the first two quarters of 2010, we purchased $119.9 million face amount of our outstanding CDO debt at a discount, and recorded $95.1 million of gain. In compliance with current tax laws, we have the ability to defer the ordinary income recorded as a result of the cancellation of indebtedness to future years and intend to defer all or a portion of such gain for 2009 and 2010. While such deferral may postpone the effect of the disconnect in the ability to offset taxable income and losses, it does not eliminate it.

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

We have not paid dividends on our common stock since the third fiscal quarter of 2008. While we are required to make distributions in order to maintain our REIT status (as described above under “–We may be unable to generate sufficient revenue from operations to pay our operating expenses and to pay distributions to our stockholders”), we may elect not to maintain our REIT status, in which case we would no longer be required to make such distributions. Moreover, even if we do elect to maintain our REIT status, we may elect to comply with the applicable requirements by, after completing various procedural steps, distributing, under certain circumstances, up to 90% of the required amount in the form of common shares in lieu of cash. If we elect not to maintain our REIT status or to satisfy any required distributions in common shares in lieu of cash, such action could negatively affect our business and financial condition as well as the price of both our common and preferred shares. No assurance can be given that we will pay any dividends on our common shares in the future.

In addition, our board of directors have elected not to declare any of the specified dividends on our three series of preferred stock in the second quarter of 2010. Until we pay all accrued dividends on our preferred shares, we cannot pay any dividends on our common shares, pay any consideration to repurchase or otherwise acquire shares of our common stock or redeem any shares of any series of our preferred stock without redeeming all of our outstanding preferred shares in accordance with the governing documentation. Consequently, the failure to pay dividends on our preferred shares restricts the actions that we may take with respect to our common shares and preferred shares. Moreover, if we do not pay dividends on any series of preferred stock for six or more periods, then holders of each affected series obtain the right to call a special meeting and elect two members to our board of directors. We cannot predict whether the holders of our preferred stock would take such action or, if taken, how long the process would take or what impact the two new directors on our board of directors would have on our company (other than increasing our director compensation costs). However, the election of additional directors would affect the composition of our board of directors and, thus, could affect the management of our business.

Shares eligible for future sale may adversely affect our common stock price.

Sales of our common stock or other securities in the public or private market, or the perception that these sales may occur, could cause the market price of our common stock to decline. This could also impair our ability to raise additional capital through the sale of our equity securities. Under our certificate of incorporation, we are authorized to issue up to 500,000,000 shares of common stock, of which 62,024,945 shares of common stock were outstanding as of June 30, 2010. We cannot predict the size of future issuances of our common stock or other securities or the effect, if any, that future sales and issuances would have on the market price of our common stock.

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

August 6, 2010

By:	/s/ Kenneth M. Riis
Kenneth M. Riis
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Brian C. Sigman
Brian C. Sigman
Chief Financial Officer

August 6, 2010