Form 10-Q
period 2010-09-30
NEWCASTLE INVESTMENT CORP
filed 2010-11-09
CIK 1175483

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

Common stock, $0.01 par value per share: 62,024,945 shares outstanding as of November 2, 2010.

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

The Company acknowledges that, notwithstanding the inclusion of the foregoing cautionary statements, it is responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this report not misleading.

NEWCASTLE INVESTMENT CORP.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	September 30, 2010 (Unaudited)	December 31, 2009
Assets
Non-Recourse VIE Financing Structures
Real estate securities, available for sale	$1,941,162	$1,784,487
Real estate related loans, held for sale, net	736,386	554,367
Residential mortgage loans, held for investment, net	127,830	—
Residential mortgage loans, held for sale, net	255,452	380,123
Subprime mortgage loans subject to call option	403,584	403,006
Restricted cash	156,825	200,251
Derivative assets	4,403	—
Receivables and other assets	32,571	36,643

	3,658,213	3,358,877

Recourse Financing Structures and Unlevered Assets
Real estate securities, available for sale	1,117	46,308
Real estate related loans, held for sale, net	32,821	19,495
Residential mortgage loans, held for sale, net	343	3,524
Operating real estate, held for sale	9,066	9,966
Cash and cash equivalents	58,336	68,300
Receivables and other assets	170	8,158

	101,853	155,751

	$3,760,066	$3,514,628

Liabilities and Stockholders’ Equity (Deficit)
Liabilities
Non-Recourse VIE Financing Structures
CDO bonds payable	$3,393,139	$4,058,928
Other bonds payable	266,243	303,697
Notes payable	4,516	—
Financing of subprime mortgage loans subject to call option	403,584	403,006
Derivative liabilities	220,447	203,054
Accrued expenses and other liabilities	7,076	2,992

	4,295,005	4,971,677

Recourse Financing Structures and Other Liabilities
Repurchase agreements	—	71,309
Junior subordinated notes payable	51,255	103,264
Derivative liabilities	—	4,100
Due to affiliates	1,419	1,497
Accrued expenses and other liabilities	3,571	3,433

	56,245	183,603

	4,351,250	5,155,280

Stockholders’ Equity (Deficit)
Preferred stock, $0.01 par value, 100,000,000 shares authorized, 1,347,321 and 2,500,000 shares of 9.75% Series B Cumulative Redeemable Preferred Stock, 496,000 and 1,600,000 shares of 8.05% Series C Cumulative Redeemable Preferred Stock, and 620,000 and 2,000,000 shares of 8.375% Series D Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	61,583	152,500
Common stock, $0.01 par value, 500,000,000 shares authorized, 62,024,945 and 52,912,513 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	620	529
Additional paid-in capital	1,065,362	1,033,520
Accumulated deficit	(1,527,368)	(2,193,383)
Accumulated other comprehensive income (loss)	(191,381)	(633,818)

	(591,184)	(1,640,652)

	$3,760,066	$3,514,628

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(dollars in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Interest income	$81,040	$75,222	$225,315	$287,033
Interest expense	42,547	52,438	131,277	167,154

Net interest income	38,493	22,784	94,038	119,879

Impairment
Valuation allowance (reversal) on loans	(105,360)	(6,926)	(292,668)	83,093
Other-than-temporary impairment on securities	3,616	130,555	102,397	526,691
Portion of other-than-temporary impairment on securities recognized in other comprehensive income (loss), net of the reversal of other comprehensive loss into net income (loss)	6,425	(32,827)	(15,575)	(88,105)

	(95,319)	90,802	(205,846)	521,679

Net interest income (loss) after impairment	133,812	(68,018)	299,884	(401,800)
Other Income (Loss)
Gain (loss) on settlement of investments, net	(1,134)	(1,709)	17,497	7,788
Gain on extinguishment of debt	46,624	132,534	141,698	186,209
Other income (loss), net	(8,828)	(1,956)	(12,606)	2,474

	36,662	128,869	146,589	196,471

Expenses
Loan and security servicing expense	1,116	1,097	3,473	3,869
General and administrative expense	1,775	2,230	6,751	6,821
Management fee to affiliate	4,258	4,492	12,993	13,475
Depreciation and amortization	36	73	161	218

	7,185	7,892	23,378	24,383

Income (loss) from continuing operations	163,289	52,959	423,095	(229,712)
Income (loss) from discontinued operations	213	79	186	(96)

Net Income (Loss)	163,502	53,038	423,281	(229,808)
Preferred dividends	(1,395)	(3,375)	(6,058)	(10,126)
Excess of carrying amount of exchanged preferred stock over fair value of consideration paid - Note 9	—	—	43,043	—

Income (Loss) Applicable to Common Stockholders	$162,107	$49,663	$460,266	$(239,934)

Income (Loss) Per Share of Common Stock
Basic	$2.61	$0.94	$7.77	$(4.54)

Diluted	$2.61	$0.94	$7.77	$(4.54)

Income (loss) from continuing operations per share of common stock, after preferred dividends and excess of carrying amount of exchanged preferred stock over fair value of consideration paid
Basic	$2.61	$0.94	$7.77	$(4.54)

Diluted	$2.61	$0.94	$7.77	$(4.54)

Income (loss) from discontinued operations per share of common stock
Basic	$—	$—	$—	$—

Diluted	$—	$—	$—	$—

Weighted Average Number of Shares of Common Stock Outstanding
Basic	62,024,945	52,905,335	59,249,175	52,850,034

Diluted	62,024,945	52,905,335	59,249,175	52,850,034

Dividends Declared per Share of Common Stock	$—	$—	$—	$—

See notes to consolidated financial statements

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (Unaudited)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010

(dollars in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accum. Other Comp. Income (Loss)	Total Stock-holders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Stockholders’ equity (deficit) - December 31, 2009	6,100,000	$152,500	52,912,513	$529	$1,033,520	$(2,193,383)	$(633,818)	$(1,640,652)
Preferred dividends declared	—	—	—	—	—	(19,484)	—	(19,484)
Exchange of preferred stock for common stock and cash	(3,636,679)	(90,917)	9,091,668	91	31,782	43,043	—	(16,001)
Issuance of common stock to directors	—	—	20,764	—	60	—	—	60
Deconsolidation of CDO VII:
Cumulative net loss	—	—	—	—	—	219,175	—	219,175
Deconsolidation of unrealized loss on securities	—	—	—	—	—	—	40,715	40,715
Deconsolidation of unrealized loss on derivatives designated as cash flow hedges	—	—	—	—	—	—	28,514	28,514
Comprehensive income:
Net income (loss)	—	—	—	—	—	423,281	—	423,281
Net unrealized gain on securities	—	—	—	—	—	—	341,566	341,566
Reclassification of net realized loss on securities into earnings	—	—	—	—	—	—	66,047	66,047
Net unrealized (loss) on derivatives designated as cash flow hedges	—	—	—	—	—	—	(48,758)	(48,758)
Reclassification of net realized loss on derivatives designated as cash flow hedges into earnings	—	—	—	—	—	—	14,353	14,353

Total comprehensive income (loss)								796,489

Stockholders’ equity (deficit) - September 30, 2010	2,463,321	$61,583	62,024,945	$620	$1,065,362	$(1,527,368)	$(191,381)	$(591,184)

See notes to consolidated financial statements

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(dollars in thousands)

	Nine Months Ended September 30,
	2010	2009
Cash Flows From Operating Activities
Net income (loss)	$423,281	$(229,808)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities (inclusive of amounts related to discontinued operations):
Depreciation and amortization	161	223
Accretion of discount and other amortization	(19,806)	(23,657)
Interest income in CDOs redirected for reinvestment or CDO bonds paydown	(4,609)	(7,496)
Valuation allowance on loans	(292,668)	83,093
Non-cash directors’ compensation	60	91
(Gain) loss on sale of investments	(17,497)	(7,788)
Unrealized (gain) loss on non-hedge derivatives and hedge ineffectiveness	13,356	(1,946)
Other-than-temporary impairment on securities	86,822	438,586
Impairment on real estate held for sale	60	400
(Gain) loss on extinguishment of debt	(141,698)	(186,208)
Change in:
Restricted cash	1,025	897
Receivables and other assets	3,781	6,174
Due to affiliates	(78)	(35)
Accrued expenses and other liabilities	(1,182)	(982)

Net cash provided by (used in) operating activities	51,008	71,544

Cash Flows From Investing Activities
Purchase of real estate securities	(2,291)	(1,800)
Proceeds from sale of real estate securities	49,117	135,999
Purchase of and advances on loans	(6,024)	(14,723)
Repayments of loan and security principal	150,164	72,544
Margin received on derivative instruments	5,073	3,550
Return of margin deposits on total rate of return swaps (treated as derivative instruments)	—	37
Payments on settlement of derivative instruments	(11,394)	(11,610)
Proceeds from sale of real estate held for sale	840	1,350
Distributions of capital from equity method investees	161	109

Net cash provided by (used in) investing activities	185,646	185,456

Cash Flows From Financing Activities
Repayments of CDO bonds payable	(130,527)	(30,943)
Repurchase of CDO bonds payable	(11,400)	(19,753)
Issuance of other bonds payable	97,650	—
Repayments of other bonds payable	(134,027)	(65,058)
Repayments of repurchase agreements	(71,309)	(198,488)
Margin deposits under repurchase agreements	—	(7,303)
Return of margin deposits under repurchase agreements	—	7,586
Cash consideration paid in exchange for junior subordinated notes	(9,715)	—
Cash consideration paid to redeem preferred stock	(16,001)	—
Dividends paid	(19,484)	—
Payment of deferred financing costs	(1,677)	(1,900)
Restricted cash returned from refinancing activities	49,872	82,362

Net cash provided by (used in) financing activities	(246,618)	(233,497)

Net Increase (Decrease) in Cash and Cash Equivalents	(9,964)	23,503
Cash and Cash Equivalents, Beginning of Period	68,300	49,746

Cash and Cash Equivalents, End of Period	$58,336	$73,249

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest expense	$97,948	$124,787
Supplemental Schedule of Non-Cash Investing and Financing Activities
Common stock issued to redeem preferred stock	$28,457	$—
Face amount of CDO bonds issued in exchange for previously issued junior subordinated notes of $52,094	$37,625	$—

See notes to consolidated financial statements

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2010

(dollars in tables in thousands, except share data)

1. GENERAL

Newcastle Investment Corp. (and its subsidiaries, “Newcastle”) is a Maryland corporation that was formed in 2002. Newcastle conducts its business through four primary segments: (i) investments financed with non-recourse collateralized debt obligations (“CDOs”), (ii) investments financed with other non-recourse debt, (iii) investments financed with recourse debt, and (iv) unlevered investments. With respect to the first two nonrecourse segments, Newcastle is generally entitled to receive the net cash flows from these structures on a periodic basis.

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

Approximately 3.8 million shares of Newcastle’s common stock were held by Fortress, through its affiliates, and its principals at September 30, 2010. In addition, Fortress, through its affiliates, held options to purchase approximately 1.7 million shares of Newcastle’s common stock at September 30, 2010.

The FASB has recently issued or discussed a number of proposed standards on such topics as consolidation, financial statement presentation, revenue recognition, leases, financial instruments, hedging and fair value. Some of the proposed changes are significant and could have a material impact on Newcastle’s reporting. Newcastle has not yet fully evaluated the potential impact of these proposals, but will make such an evaluation as the standards are finalized.

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

2. INFORMATION REGARDING BUSINESS SEGMENTS

Newcastle conducts its business through four primary segments: (i) investments financed with non-recourse collateralized debt obligations (“CDOs”), (ii) investments financed with other non-recourse debt, (iii) investments financed with recourse debt, and (iv) unlevered investments. With respect to the first two nonrecourse segments, Newcastle is generally entitled to receive the net cash flows from these structures on a periodic basis.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2010

(dollars in tables in thousands, except share data)

Summary financial data on Newcastle’s segments is given below, together with a reconciliation to the same data for Newcastle as a whole:

	Non-Recourse			Corporate
	CDOs (A)	Other (A)	Recourse	Unlevered	Other	Total
Nine Months Ended September 30, 2010
Interest income	$168,150	$54,952	$976	$1,189	$48	$225,315
Interest expense	83,209	44,462	645	356	2,605	131,277

Net interest income (expense)	84,941	10,490	331	833	(2,557)	94,038
Impairment	(146,833)	(35,323)	(60)	(23,630)	—	(205,846)
Other income (loss)	153,919	(5,417)	(663)	(905)	(345)	146,589
Depreciation and amortization	—	—	—	—	161	161
Other operating expenses	1,134	2,394	4	17	19,668	23,217

Income (loss) from continuing operations	384,559	38,002	(276)	23,541	(22,731)	423,095
Income (loss) from discontinued operations	—	—	—	186	—	186

Net income (loss)	384,559	38,002	(276)	23,727	(22,731)	423,281
Preferred dividends	—	—	—	—	(6,058)	(6,058)
Excess of carrying amount of exchanged preferred stock over fair value of consideration paid - Note 9	—	—	—	—	43,043	43,043

Income (loss) applicable to common stockholders	$384,559	$38,002	$(276)	$23,727	$14,254	$460,266

Three Months Ended September 30, 2010
Interest income	$62,429	$18,146	$—	$447	$18	$81,040
Interest expense	27,035	14,561	—	—	951	42,547

Net interest income (expense)	35,394	3,585	—	447	(933)	38,493
Impairment	(86,525)	(1,094)	—	(7,700)	—	(95,319)
Other income (loss)	38,189	(1,636)	—	109	—	36,662
Depreciation and amortization	—	—	—	—	36	36
Other operating expenses	345	768	—	7	6,029	7,149

Income (loss) from continuing operations	159,763	2,275	—	8,249	(6,998)	163,289
Income (loss) from discontinued operations	—	—	—	213	—	213

Net income (loss)	159,763	2,275	—	8,462	(6,998)	163,502
Preferred dividends	—	—	—	—	(1,395)	(1,395)
Excess of carrying amount of exchanged preferred stock over fair value of consideration paid - Note 9	—	—	—	—	—	—

Income (loss) applicable to common stockholders	$159,763	$2,275	$—	$8,462	$(6,998)	$162,107

September 30, 2010
Investments (B) (C)	$2,727,017	$737,397	$—	$43,347	$—	$3,507,761
Cash and restricted cash	156,825	—	—	232	58,104	215,161
Other assets	36,974	—	—	160	10	37,144

Total assets	2,920,816	737,397	—	43,739	58,114	3,760,066

Debt (C)	(3,397,655)	(669,827)	—	—	(51,255)	(4,118,737)
Derivative liabilities	(200,386)	(20,061)	—	—	—	(220,447)
Other liabilities	(6,349)	(727)	—	(542)	(4,448)	(12,066)

Total liabilities	(3,604,390)	(690,615)	—	(542)	(55,703)	(4,351,250)

Preferred stock	—	—	—	—	(61,583)	(61,583)

GAAP book value (D)	$(683,574)	$46,782	$—	$43,197	$(59,172)	$(652,767)

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2010

(dollars in tables in thousands, except share data)

	Non-Recourse			Corporate
	CDOs (A)	Other (A)	Recourse	Unlevered	Other	Total
Nine Months Ended September 30, 2009
Interest income	$221,385	$58,043	$6,200	$1,333	$72	$287,033
Interest expense	107,475	50,440	3,021	—	6,218	167,154

Net interest income (expense)	113,910	7,603	3,179	1,333	(6,146)	119,879
Impairment	478,631	(7,876)	41,365	9,559	—	521,679
Other income (loss)	189,588	2,435	4,270	177	1	196,471
Depreciation and amortization	—	—	—	—	218	218
Other operating expenses	1,318	2,527	30	1	20,289	24,165

Income (loss) from continuing operations	(176,451)	15,387	(33,946)	(8,050)	(26,652)	(229,712)
Income (loss) from discontinued operations	—	—	—	(96)	—	(96)

Net income (loss)	(176,451)	15,387	(33,946)	(8,146)	(26,652)	(229,808)
Preferred dividends	—	—	—	—	(10,126)	(10,126)

Income (loss) applicable to common stockholders	$(176,451)	$15,387	$(33,946)	$(8,146)	$(36,778)	$(239,934)

Three Months Ended September 30, 2009
Interest income	$54,446	$19,184	$1,398	$165	$29	$75,222
Interest expense	33,908	15,523	833	—	2,174	52,438

Net interest income (expense)	20,538	3,661	565	165	(2,145)	22,784
Impairment	79,455	(1,319)	8,894	3,772	—	90,802
Other income (loss)	130,715	(2,080)	(41)	275	—	128,869
Depreciation and amortization	—	—	—	—	73	73
Other operating expenses	436	657	5	—	6,721	7,819

Income (loss) from continuing operations	71,362	2,243	(8,375)	(3,332)	(8,939)	52,959
Income (loss) from discontinued operations	—	—	—	79	—	79

Net income (loss)	71,362	2,243	(8,375)	(3,253)	(8,939)	53,038
Preferred dividends	—	—	—	—	(3,375)	(3,375)

Income (loss) applicable to common stockholders	$71,362	$2,243	$(8,375)	$(3,253)	$(12,314)	$49,663

(A)	Assets held within CDOs and other non-recourse structures are not available to satisfy obligations outside of such financings, except to the extent Newcastle receives net cash flow distributions from such structures. Furthermore, economic losses from such structures cannot exceed Newcastle’s invested equity in them. Therefore, economically their book value cannot be less than zero.
(B)	The following table summarizes the investments in the unlevered segment as of September 30, 2010:

	Outstanding Face Amount	Carrying Value
Real estate securities	$156,613	$1,117
Real estate related loans	226,956	32,821
Residential mortgage loans	1,268	343
Operating real estate	N/A	9,066

	$384,837	$43,347

(C)	Included in the other non-recourse segment were $403.6 million of Investments and Debt at September 30, 2010, representing the loans subject to call option of the two subprime securitizations and the corresponding financing.
(D)	Newcastle cannot economically lose more than its investment amount in any given non-recourse financing structure. Therefore, impairment recorded in excess of such investment, which results in negative GAAP book value for a given non-recourse financing structure, cannot economically be incurred and will eventually be reversed through amortization, sales at gains, or as gains at the deconsolidation or termination of such non-recourse financing structure. For non-recourse financing structures with negative GAAP book value, the aggregate negative GAAP book value which will eventually be recorded as an increase to GAAP book value is $497.0 million as of September 30, 2010.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2010

(dollars in tables in thousands, except share data)

Comprehensive Income

The following table summarizes our comprehensive income for the interim periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income (loss)	$163,502	$53,038	$423,281	$(229,808)
Net unrealized gain on securities	79,534	179,546	341,566	229,077
Reclassification of net realized loss on securities into earnings	11,117	99,437	66,047	431,328
Net unrealized gain (loss) on derivatives designated as cash flow hedges	(16,078)	(20,303)	(48,758)	88,514
Reclassification of net realized loss on derivatives designated as cash flow hedges into earnings	8,207	3,484	14,353	6,001

	$246,282	$315,202	$796,489	$525,112

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

In addition, Newcastle’s investments in CMBS, CDO securities and loans may be deemed to be variable interests in VIEs, depending on their structure. Newcastle is not obligated to provide, nor has it provided, any financial support to these VIEs. Newcastle monitors these investments and, to the extent Newcastle determines that it potentially owns a majority of the currently controlling class, it analyzes them for potential consolidation. As of September 30, 2010, Newcastle has not consolidated these potential VIEs due to the determination that, based on the nature of Newcastle’s investments and the provisions governing these structures, Newcastle does not have the power to direct the activities that most significantly impact their economic performance. Newcastle will continue to analyze future investments, as well as reconsideration events in existing entities, pursuant to the VIE requirements. These analyses require considerable judgment in determining the primary beneficiary of a VIE since they involve subjective determinations of significance, with respect to both power and economics. The result could be the consolidation of an entity that would otherwise not have been consolidated or the de-consolidation of an entity that would otherwise have been consolidated.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2010

(dollars in tables in thousands, except share data)

On January 1, 2010, as a result of the adoption of the new guidance, Newcastle deconsolidated a non-recourse financing structure, CDO VII. Newcastle determined that it does not have the current power to direct the relevant activities of CDO VII as an event of default had occurred and we may be removed as the collateral manager by a single party. The deconsolidation reduced Newcastle’s gross assets by $149.4 million, reduced liabilities by $437.8 million and increased equity by $288.4 million. The deconsolidation also reduced revenues and expenses, but its impact was not material to the net income applicable to common stockholders. As a result of this new guidance, Newcastle has interests in the following unconsolidated VIE at September 30, 2010, in which it has a significant interest, in addition to the subprime securitizations which are described in Note 4:

			Carrying Value of Newcastle’s
Entity	Gross Assets (A)	Debt (B)	Investment (C)
CDO VII	$485,441	$470,565	$—

(A)	Face amount.
(B)	Includes $61.1 million face amount of debt owned by Newcastle with a carrying value of zero at September 30, 2010.
(C)	Represent’s Newcastle’s maximum exposure to loss from these entities.

Gain (Loss) on Settlement of Investments, Net and Other Income (Loss), Net

These items are comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Gain (loss) on settlement of investments, net
Gain on settlement of real estate securities	$638	$304	$28,744	$25,774
Loss on settlement of real estate securities	(1,772)	(1,910)	(7,968)	(18,413)
Loss on repayment of real estate securities	—	(103)	—	(103)
Gain on disposition of loans held for sale	—	—	—	526
Realized gain (loss) on termination of derivative instruments	—	—	(3,279)	4

	$(1,134)	$(1,709)	$17,497	$7,788

Other income (loss), net
Gain (loss) on non-hedge derivative instruments	$(1,861)	$(2,080)	$(5,992)	$11,232
Unrealized (loss) recognized at de-designation of hedges	(7,279)	—	(7,279)	(8,797)
Hedge ineffectiveness	83	(171)	(85)	(489)
Other income (loss)	229	295	750	528

	$(8,828)	$(1,956)	$(12,606)	$2,474

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2010

(dollars in tables in thousands, except share data)

3. REAL ESTATE SECURITIES

The following is a summary of Newcastle’s real estate securities at September 30, 2010, all of which are classified as available for sale and are, therefore, reported at fair value with changes in fair value recorded in other comprehensive income, except for securities that are other-than-temporarily impaired.

		Amortized Cost Basis							Weighted Average
	Outstanding Face Amount	Before Impairment	Other-Than- Temporary Impairment (A)	After Impairment	Gross Unrealized		Carrying Value (B)	Number of Securities	Rating (C)	Coupon	Yield	Maturity (Years) (D)	Principal Subordination (E)
Asset Type					Gains	Losses
CMBS-Conduit	$1,528,976	$1,299,535	$(455,597)	$843,938	$118,386	$(96,442)	$865,882	199	BB+	5.75%	11.54%	3.4	10.2%
CMBS- Single Borrower	495,133	480,603	(32,494)	448,109	25,433	(66,199)	407,343	65	B+	3.99%	6.73%	2.2	8.8%
CMBS-Large Loan	45,734	45,729	—	45,729	—	(16,672)	29,057	7	BB	1.96%	2.02%	0.9	14.8%
REIT Debt	376,055	375,286	—	375,286	21,517	(11,748)	385,055	44	BB+	6.13%	5.90%	3.4	N/A
ABS-Subprime (F)	378,819	364,026	(190,904)	173,122	24,482	(6,682)	190,922	89	B-	1.57%	15.88%	4.4	21.9%
ABS-Manufactured Housing	48,275	46,935	—	46,935	1,410	(782)	47,563	9	BBB	6.67%	7.26%	5.7	37.6%
ABS-Franchise	30,709	30,972	(22,047)	8,925	262	(1,207)	7,980	13	CCC+	3.74%	7.66%	2.1	15.4%
FNMA/FHLMC (G)	3,415	3,718	—	3,718	64	—	3,782	1	AAA	5.70%	3.84%	3.3	N/A
CDO (H)	80,462	14,734	(14,734)	—	—	—	—	4	C	4.18%	0.00%	—	N/A

Debt Security Total /Average (I)	2,987,578	2,661,538	(715,776)	1,945,762	191,554	(199,732)	1,937,584	431	BB	4.87%	9.37%	3.2

Equity Securities		1,388	(276)	1,112	3,583	—	4,695	2

Total		$2,662,926	$(716,052)	$1,946,874	$195,137	$(199,732)	$1,942,279	$433

(A)	Represents the cumulative impairment against amortized cost basis recorded through earnings, net of the effect of the cumulative adjustment as a result of the adoption of new accounting guidance on impairment in 2009.
(B)	See Note 6 regarding the estimation of fair value, which is equal to carrying value for all securities.
(C)	Represents the weighted average of the ratings of all securities in each asset type, expressed as an S&P equivalent rating. For each security rated by multiple rating agencies, the lowest rating is used. FNMA/FHLMC securities have an implied AAA rating. Ratings provided were determined by third party rating agencies as of a particular date, may not be current and are subject to change (including a “negative watch” assignment) at any time.
(D)	The weighted average maturity is based on the timing of expected principal reduction on the assets.
(E)	Percentage of the outstanding face amount of securities that is subordinate to Newcastle’s investments.
(F)	Includes the retained bonds with face amount of $30.3 million and carrying value of $1.8 million from Securitization Trust 2006 and Securitization Trust 2007 (Note 4). The residual interests were fully written off in the first quarter of 2010.
(G)	Amortized cost basis and carrying value include principal receivable of $0.1 million.
(H)	Includes one CDO bond issued by a third party and three CDO bonds issued by CDO VII, which has been deconsolidated, and held as investments by Newcastle.
(I)	The total outstanding face amount of fixed rate securities was $2.2 billion, and of floating rate securities was $0.8 billion.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2010

(dollars in tables in thousands, except share data)

Unrealized losses that are considered other-than-temporary are recognized currently in income. During the nine months ended September 30, 2010, Newcastle recorded other-than-temporary impairment charges (“OTTI”) of $102.4 million (gross of $15.6 million of the portion of other-than-temporary impairment recognized in other comprehensive income) with respect to real estate securities. Based on management’s analysis of these securities, the performance of the underlying loans and changes in market factors, Newcastle noted adverse changes in the expected cash flows on certain of these securities and concluded that they were other-than-temporarily impaired. Any remaining unrealized losses on Newcastle’s securities were primarily the result of changes in market factors, rather than issue-specific credit impairment. The following table summarizes Newcastle’s securities in an unrealized loss position as of September 30, 2010.

		Amortized Cost Basis			Gross Unrealized				Weighted Average
Securities in an Unrealized Loss Position	Outstanding Face Amount	Before Impairment	Other-than- Temporary Impairment	After Impairment	Gains	Losses	Carrying Value	Number of Securities	Rating	Coupon	Yield	Maturity (Years)
Less Than Twelve Months	$114,447	$94,170	$(10,828)	$83,342	$—	$(3,216)	80,126	18	BB+	5.66%	12.48%	4.7
Twelve or More Months	955,004	950,461	(62,718)	887,743	—	(196,516)	691,227	153	BB-	4.75%	5.36%	3.1

Total	$1,069,451	$1,044,631	$(73,546)	$971,085	$—	$(199,732)	$771,353	171	BB-	4.85%	5.97%	3.3

Newcastle performed an assessment of all of its debt securities that are in an unrealized loss position (unrealized loss position exists when a security’s amortized cost basis, excluding the effect of OTTI, exceeds its fair value) and determined the following:

	September 30, 2010
	Fair Value	Amortized Cost Basis	Unrealized Losses
			Credit (B)	Non-Credit (C)
Securities Newcastle intends to sell	$—	$—	$—	N/A
Securities Newcastle is more likely than not to be required to sell (A)	—	—	—	N/A
Securities Newcastle has no intent to sell and is not more likely than not to be required to sell:
Credit impaired securities	62,514	82,979	(68,157)	(20,465)
Non credit impaired securities	708,839	888,106	—	(179,267)

Total debt securities in an unrealized loss position	$771,353	$971,085	$(68,157)	$(199,732)

(A)	Newcastle may, at times, be more likely than not to be required to sell certain securities for liquidity purposes. While the amount of the securities to be sold may be an estimate, and the securities to be sold have not yet been identified, Newcastle must make its best estimate, which is subject to significant judgment regarding future events, and may differ materially from actual future sales.
(B)	This amount is required to be recorded as other-than-temporary impairment through earnings. In measuring the portion of credit losses, Newcastle’s management estimates the expected cash flow for each of the securities. This evaluation includes a review of the credit status and the performance of the collateral supporting those securities, including the credit of the issuer, key terms of the securities and the effect of local, industry and broader economic trends. Significant inputs in estimating the cash flows include management’s expectations of prepayment speeds, default rates and loss severities. Credit losses are measured as the decline in the present value of the expected future cash flows discounted at the investment’s effective interest rate.
(C)	This amount represents unrealized losses on securities that are due to non-credit factors and is required to be recorded through other comprehensive income.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2010

(dollars in tables in thousands, except share data)

The following table summarizes the activity related to credit losses on debt securities for the nine months ended September 30, 2010:

Beginning balance of credit losses on debt securities for which a portion of an OTTI was recognized in other comprehensive income	$(408,782)

Additions for credit losses on securities for which an OTTI was not previously recognized	(14,697)

Increases to credit losses on securities for which an OTTI was previously recognized and a portion of an OTTI was recognized in other comprehensive income	(10,450)

Additions for credit losses on securities for which an OTTI was previously recognized without any portion of OTTI recognized in other comprehensive income	(10,797)

Reduction for credit losses on securities for which no OTTI was recognized in other comprehensive income at September 30, 2010	211,643

Reduction for securities sold during the period	48,965

Reduction for securities deconsolidated during the period	112,408

Reduction for increases in cash flows expected to be collected that are recognized over the remaining life of the security	3,553

Ending balance of credit losses on debt securities for which a portion of an OTTI was recognized in other comprehensive income	$(68,157)

The table below summarizes the geographic distribution of the collateral securing our CMBS and ABS at September 30, 2010 (in thousands):

	CMBS		ABS
Geographic Location	Outstanding Face Amount	Percentage	Outstanding Face Amount	Percentage
Western U.S.	$553,217	26.7%	$127,841	27.9%
Northeastern U.S.	487,545	23.6%	84,065	18.4%
Southeastern U.S.	414,549	20.0%	106,559	23.3%
Midwestern U.S.	305,601	14.8%	61,574	13.4%
Southwestern U.S.	229,490	11.1%	48,302	10.6%
Other	56,272	2.7%	29,453	6.4%
Foreign	23,169	1.1%	9	0.0%

	$2,069,843	100.0%	$457,803	100.0%

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

SEPTEMBER 30, 2010

(dollars in tables in thousands, except share data)

4. REAL ESTATE RELATED LOANS, RESIDENTIAL MORTGAGE LOANS AND SUBPRIME MORTGAGE LOANS

All of Newcastle’s loan investments, other than the manufactured housing loans Portfolio I as described below, were classified as held for sale as of September 30, 2010 and December 31, 2009 and marked to the lower of carrying value or fair value. A portfolio of manufactured housing loans, which was refinanced in April 2010 through a securitization transaction (see Note 5), was reclassified from held for sale to held for investment during the nine months ended September 30, 2010.

The following is a summary of real estate related loans, residential mortgage loans and subprime mortgage loans at September 30, 2010. The loans contain various terms, including fixed and floating rates, self-amortizing and interest only. They are generally subject to prepayment.

Loan Type	Outstanding Face Amount	Carrying Value (A)	Loan Count	Wtd. Avg. Yield	Weighted Average Coupon	Weighted Average Maturity (Years) (B)	Floating Rate Loans as a % of Face Amount	Delinquent Face Amount (C)
Mezzanine Loans	$658,103	$368,267	19	15.70%	3.98%	2.0	83.9%	$87,382
Corporate Bank Loans	301,102	195,800	9	16.60%	8.60%	3.6	62.7%	—
B-Notes	283,132	149,167	10	15.88%	4.37%	1.6	78.7%	95,092
Whole Loans	102,228	55,973	4	7.45%	2.85%	11.5	98.1%	71,162

Total Real Estate Related Loans Held for Sale, Net	$1,344,565	$769,207	42	15.36%	5.01%	3.0	79.1%	$253,636

Manufactured Housing Loans Portfolio I	$155,005	$127,830	4,022	9.62%	8.74%	7.8	1.2%	$1,318

Residential Mortgage Loans, Held for Investment, Net	$155,005	$127,830	4,022	9.62%	8.74%	7.8	1.2%	$1,318

Residential Loans	$65,246	$49,469	228	6.00%	2.49%	6.8	100.0%	$5,837
Manufactured Housing Loans	1,268	343	31	46.99%	8.30%	0.7	0.0%	562
Manufactured Housing Loans Portfolio II	220,027	205,983	7,325	8.58%	9.72%	5.9	17.4%	3,755

Total Residential Mortgage Loans Held for Sale, Net	$286,541	$255,795	7,584	8.13%	8.07%	6.1	36.1%	$10,154

Subprime Mortgage Loans Subject to Call Option	$406,217	$403,584

(A)	Carrying value includes interest receivable of $0.1 million for the residential housing loans and principal and interest receivable of $7.0 million for the manufactured housing loans.
(B)	The weighted average maturity is based on the timing of expected principal reduction on the assets.
(C)	Includes loans that are non-performing, in foreclosure, under bankruptcy, or considered real estate owned.

The following is a summary of real estate related loans by maturities at September 30, 2010:

Year of Maturity (1)	Outstanding Face Amount	Carrying Value	Number of Loans
Delinquent (2)	$253,636	$24,907	7
Period from October 1, 2010 to December 31, 2010	51,614	46,193	1
2011	494,824	374,078	15
2012	158,310	87,149	6
2013	17,018	14,753	2
2014	125,672	54,846	3
2015	200,923	152,020	6
Thereafter	42,568	15,261	2

Total	$1,344,565	769,207	42

(1)	Based on the final extended maturity date of each loan investment as of September 30, 2010.
(2)	Includes loans that are non-performing, in foreclosure, or under bankruptcy.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2010

(dollars in tables in thousands, except share data)

The following is a rollforward of the related loss allowance.

	Held For Sale		Held For Investment
	Real Estate Related Loans	Residential Mortgage Loans	Residential Mortgage Loans
Balance at December 31, 2009	$(822,409)	$(96,409)	$—
Charge-offs (A)	55,681	6,478	813
Deconsolidation of CDO VII	5,263	—	—
Transfer to held for investment	—	21,884	(21,884)
Valuation (allowance) reversal on loans	257,877	35,662	(871)

Balance at September 30, 2010	$(503,588)	$(32,385)	$(21,942)

(A)	The charge-offs of $55.7 million in real estate related loans for the nine months ended September 30, 2010 represent five loans which were either sold, restructured or paid off at a discounted price during the period.

Securitization of Subprime Mortgage Loans

The following table presents information on the retained interests in Newcastle’s securitizations of subprime mortgage loans at September 30, 2010:

	Subprime Portfolio
	I	II
Total securitized loans (unpaid principal balance) (A)	$540,192	$714,113
Loans subject to call option (carrying value)	$299,176	$104,408
Retained interests (fair value) (B)	$1,677	$84

(A)	Average loan seasoning of 62 months and 44 months for Subprime Portfolios I and II, respectively, at September 30, 2010.
(B)	The retained interests include retained bonds of the securitizations. Newcastle’s residual interests were written off in the first quarter of 2010. Fair value is estimated based on pricing models.

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

The following table summarizes certain characteristics of the underlying subprime mortgage loans, and related financing, in the securitizations as of September 30, 2010:

	Subprime Portfolio
	I	II
Loan unpaid principal balance (UPB)	$540,192	$714,113
Weighted average coupon rate of loans	6.20%	5.88%
Delinquencies of 60 or more days (UPB) (A)	$114,386	$222,056
Net credit losses for the nine months ended September 30, 2010	$29,189	$50,741
Cumulative net credit losses	$154,716	$153,987
Cumulative net credit losses as a % of original UPB	10.30%	14.15%
Percentage of ARM loans (B)	53.0%	65.8%
Percentage of loans with original loan-to-value ratio >90%	10.60%	17.10%
Percentage of interest-only loans	22.9%	4.1%
Face amount of debt (C)	$528,402	$695,587
Weighted average funding cost of debt (D)	1.47%	1.58%

(A)	Delinquencies include loans 60 or more days past due, in foreclosure, under bankruptcy filing or real estate owned.
(B)	ARM loans are adjustable-rate mortgage loans. An option ARM is an adjustable-rate mortgage that provides the borrower with an option to choose from several payment amounts each month for a specified period of the loan term. None of the loans in the subprime portfolios are an option ARM.
(C)	Excludes face amount of $11.8 million and $18.5 million of retained notes for Subprime Portfolios I and II, respectively, at September 30, 2010.
(D)	Includes the effect of applicable hedges.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2010

(dollars in tables in thousands, except share data)

Newcastle received net cash inflows of $0.3 million and $0.5 million from the retained interests of Subprime Portfolios I and II, respectively, during the nine months ended September 30, 2010 and $0.7 million and $1.1 million from I and II, respectively, during the nine months ended September 30, 2009.

The weighted average yield of the retained notes of Subprime Portfolios I and II was 23.1%, as of September 30, 2010. The loans subject to call option and the corresponding financing recognize interest income and expense based on the expected weighted average coupons of the loans subject to call option at the call date of 9.24% and 8.68% for Subprime Portfolio’s I and II, respectively.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2010

(dollars in tables in thousands, except share data)

5. DEBT OBLIGATIONS

The following table presents certain information regarding Newcastle’s debt obligations and related hedges at September 30, 2010:

										Collateral
Debt Obligation/Collateral	Month Issued		Outstanding Face Amount	Carrying Value	Unhedged Weighted Average Funding Cost (A)	Final Stated Maturity	Weighted Average Funding Cost (B)	Weighted Average Maturity (Years)	Face Amount of Floating Rate Debt	Outstanding Face Amount (C)	Amortized Cost Basis (C)	Carrying Value (C)	Weighted Average Maturity (Years)	Floating Rate Face Amount (C)	Aggregat Notional Amount of Hedges (D)
CDO Bonds Payable
CDO IV (E)	Mar 2004		$336,084	$335,170	1.23%	Mar 2039	2.92%	2.5	$312,286	$398,584	$325,780	$292,298	2.8	$163,224	$153,600
CDO V	Sep 2004		371,751	370,477	1.03%	Sep 2039	3.10%	2.5	359,751	423,609	305,556	268,830	3.3	154,572	188,228
CDO VI (E)	Apr 2005		362,921	361,668	0.68%	Apr 2040	3.40%	3.5	360,259	439,754	212,410	214,365	2.6	127,170	214,486
CDO VIII	Nov 2006		618,313	617,838	0.89%	Nov 2052	2.14%	3.1	610,713	819,334	545,203	568,363	3.5	524,374	161,655
CDO IX	May 2007		530,125	534,299	0.67%	May 2052	1.49%	4.2	530,125	760,547	523,026	535,939	3.6	545,495	91,606
CDO X	Jul 2007		1,175,000	1,173,687	0.64%	Jul 2052	4.33%	4.7	1,175,000	1,314,003	976,431	1,003,552	3.6	240,632	1,049,629

			3,394,194	3,393,139			3.11%	3.7	3,348,134	4,155,831	2,888,406	2,883,347	3.4	1,755,467	1,859,204

Other Bonds Payable
MH loans Portfolio I (F)	Apr 2010		90,071	88,673	4.75%	Jul 2035	5.37%	3.6	—	155,005	127,830	127,830	7.8	1,821	—
MH loans Portfolio II	Aug 2006		177,904	177,570	LIBOR+ 0.88%	Aug 2011	6.11%	0.8	177,904	220,027	205,983	205,983	5.9	38,181	134,426

			267,975	266,243			5.86%	1.7	177,904	375,032	333,813	333,813	6.7	40,002	134,426

Notes Payable
Residential Mortgage Loans (G)	Aug 2004		4,516	4,516	LIBOR+ 0.90%	Dec 2034	1.25%	7.1	4,516	4,516	4,516	4,516	7.1	4,516	—

			4,516	4,516			1.25%	7.1	4,516	4,516	4,516	4,516	7.1	4,516	—

Corporate
Junior subordinatednotes payable	Mar 2006		51,004	51,255	7.57% (I)	Apr 2035	7.42%	24.6	—	—	—	—	—	—	—

			51,004	51,255			7.42%	24.6	—	—	—	—	—	—	—

Subtotal debt obligations			3,717,689	3,715,153			3.36%	3.9	$3,530,554	$4,535,379	$3,226,735	$3,221,676	3.7	$1,799,985	$1,993,630

Financing on subprime mortgage loans subject to call option	(H	)	406,217	403,584

Total debt obligations			$4,123,906	$4,118,737

(A)	Weighted average, including floating and fixed rate classes and including the amortization of deferred financing costs.
(B)	Including the effect of applicable hedges.
(C)	Including restricted cash held for reinvestment in CDOs.
(D)	Including a $36.4 million notional amount of interest rate cap agreements in CDO X and a $134.4 million notional amount of interest rate swap agreements in MH loans portfolio II, which were not designated as hedges for accounting purposes.
(E)	CDOs IV and VI were not in compliance with their applicable over collateralization tests as of September 30, 2010. Newcastle is not receiving cash flows from these CDOs (other than senior management fees) and expects these CDOs to remain out of compliance for the foreseeable future.
(F)	Excluding $36.9 million of debt sold to certain Newcastle CDOs, which was eliminated in consolidation. See further description below.
(G)	Notes payable issued to CDO VII, which was eliminated in consolidation through December 31, 2009.
(H)	Issued in April 2006 and July 2007. See Note 4 regarding the securitizations of Subprime Portfolios I and II.
(I)	LIBOR + 2.25% after April 2016.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2010

(dollars in tables in thousands, except share data)

See Note 2 regarding the deconsolidation of CDO VII.

In the first nine months of 2010, Newcastle repurchased $168.0 million face amount of CDO bonds for $25.6 million. As a result, Newcastle extinguished $168.0 million face amount of CDO debt and recorded a gain on extinguishment of debt of $141.7 million.

On January 29, 2010, Newcastle entered into an Exchange Agreement, dated as of January 29, 2010 (the “Exchange Agreement”), with Taberna Capital Management, LLC and certain of its affiliates (collectively, “Taberna”), pursuant to which Newcastle and Taberna agreed to exchange (the “Exchange”) approximately $52.1 million aggregate principal amount of junior subordinated notes due 2035 for approximately $37.6 million face amount of previously issued CDO securities and approximately $9.7 million of cash held by Newcastle. In other words, $52.1 million face amount of Newcastle’s debt, in the form of junior subordinated notes payable, was repurchased and extinguished for GAAP purposes in exchange for (i) the payment of $9.7 million of cash and (ii) the reissuance of $37.6 million face amount of CDO bonds payable (which had previously been repurchased by Newcastle). In connection with the Exchange, Newcastle paid or reimbursed $0.6 million of expenses incurred by Taberna, various indenture trustees and their respective advisors in accordance with the terms of the Exchange Agreement. Newcastle accounted for this exchange as a troubled debt restructuring involving the partial repayment of debt. As a result, Newcastle recorded no gain or loss. The following table presents certain information regarding the exchange, as of the date of the exchange:

			Consideration
	Repurchased junior subordinated notes		Cash	Reissued CDO bonds		Total
Outstanding face amount	$52,094		$9,715	$37,625		$47,340
Weighted average coupon	7.574	% (A)	N/ A	LIBOR + 0.66	% (B)
Maturity	April 2035			June 2052
Collateral	General credit of Newcastle			Assets within the respective CDOs

(A)	LIBOR + 2.25% after April 2016
(B)	Weighted average effective interest rate of approximately LIBOR+0.35% after the Exchange.

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

SEPTEMBER 30, 2010

(dollars in tables in thousands, except share data)

6. FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair Value Summary Table

Newcastle held the following financial instruments at September 30, 2010:

	Principal Balance or Notional Amount	Carrying Value	Fair Value	Fair Value Method (A)	Weighted Average Yield/Funding Cost	Weighted Average Maturity (Years)
Assets
Non-Recourse VIE Financing Structures (F)
Financial instruments:
Real estate securities, available for sale*	$2,830,965	$1,941,162	$1,941,162	Broker quotations, counterparty quotations, pricing services, pricing models	9.33%	3.39
Real estate related loans, held for sale, net	1,117,609	736,386	736,708	Broker quotations, counterparty quotations, pricing services, pricing models	15.29%	3.26
Residential mortgage loans, held for investment, net	155,005	127,830	128,034	Pricing models	9.62%	7.8
Residential mortgage loans, held for sale, net	285,273	255,452	255,452	Pricing models	8.08%	6.09
Subprime mortgage loans subject to call option (B)	406,217	403,584	403,584	(B)	9.09%	(B	)
Restricted cash*	156,825	156,825	156,825
Derivative assets, treated as hedges (C)(E)*	104,205	2,782	2,782	Counterparty quotations	N/A	(C	)
Non-hedge derivative assets (D)(E)*	36,428	1,621	1,621	Counterparty quotations	N/A	(D	)
Receivables and other assets		32,571	32,571

		$3,658,213	$3,658,739

Recourse Financing Structures and Unlevered Assets
Financial instruments:
Real estate securities, available for sale*	$156,613	$1,117	$1,117	Broker quotations, counterparty quotations, pricing services, pricing models	138.55%	0.3
Real estate related loans, held for sale, net	226,956	32,821	32,821	Broker quotations, counterparty quotations, pricing services, pricing models	17.05%	1.72
Residential mortgage loans, held for sale, net	1,268	343	343	Pricing models	46.99%	0.7
Cash and cash equivalents*	58,336	58,336	58,336
Operating real estate, held for sale		9,066	9,066
Receivables and other assets		170	170

		$101,853	$101,853

Liabilities
Non-Recourse VIE Financing Structures (F)(G)
Financial instruments:
CDO bonds payable	$3,394,194	$3,393,139	$2,104,822	Pricing models	3.12%	3.7
Other bonds payable	267,975	266,243	247,127	Pricing models	5.86%	1.7
Notes payable	4,516	4,516	3,672	Broker quotation	1.25%	7.1
Financing of subprime mortgage loans subject to call option (B)	406,217	403,584	403,584	(B)	9.09%	(B	)
Interest rate swaps, treated as hedges (C)(E)*	1,718,571	200,386	200,386	Counterparty quotations	N/A	(C	)
Non-hedge derivatives (D)(E)*	134,426	20,061	20,061	Counterparty quotations	N/A	(D	)
Accrued expenses and other liabilities		7,076	7,076

		$4,295,005	$2,986,728

Recourse Financing Structures and Other Liabilities (G)
Financial instruments:
Junior subordinated notes payable	$51,004	$51,255	$21,603	Pricing models	7.42%	24.6
Due to affiliates		1,419	1,419
Accrued expenses and other liabilities		3,571	3,571

		$56,245	$26,593

*	Measured at fair value on a recurring basis.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2010

(dollars in tables in thousands, except share data)

(A)	Methods are listed in order of priority. In the case of real estate securities and real estate related loans, broker quotations are obtained if available and practicable, otherwise counterparty quotations or pricing service valuations are obtained or, finally, internal pricing models are used. Internal pricing models are only used for (i) securities and loans that are not traded in an active market, and, therefore, have little or no price transparency, and for which significant unobservable inputs must be used in estimating fair value, or (ii) loans or debt obligations which are private and untraded.
(B)	These two items result from an option, not an obligation, to repurchase loans from Newcastle’s subprime mortgage loan securitizations (Note 4), are noneconomic until such option is exercised, and are equal and offsetting.
(C)	Represents derivative agreements as follows:

Year of Maturity	Weighted Average Month of Maturity	Aggregate Notional Amount	Weighted Average Fixed Pay Rate / Cap Rate	Aggregate Fair Value Asset / (Liability)
Interest rate cap agreements which receive 1-Month LIBOR:
2015	Sep	$21,000	2.26%	$441
2016	Jul	77,905	2.66%	2,128
2017	Jan	5,300	1.86%	213

		$104,205		$2,782

Interest rate swap agreements which receive 1-Month LIBOR:
2011	Dec	$91,606	5.00%	$(4,965)
2014	Oct	15,914	5.09%	(2,414)
2015	Sep	915,034	5.31%	(93,678)
2016	May	180,155	5.04%	(27,212)
2017	Aug	174,034	5.24%	(37,669)
Interest rate swap agreements which receive 3-Month LIBOR:
2014	Jul	341,828	4.20%	(34,448)

		$1,718,571		$(200,386)

(D)	This represents an interest rate swap with a notional balance of $134.4 million, maturing in June 2016 and three interest rate cap agreements with a total notional balance of $36.4 million, maturing in August 2017 and January 2019, respectively. Newcastle entered into these hedge agreements to reduce its exposure to interest rate changes on the floating rate financings of its manufactured housing loan portfolio II and on the floating rate financings of CDO X. These derivative agreements were not designated as hedges for accounting purposes.
(E)	Newcastle’s derivatives fall into two categories. Derivatives held within Newcastle’s nonrecourse debt structures (primarily CDOs), all of which were liabilities at period end, are not subject to Newcastle’s credit risk as they are senior to all the debt obligations of the related CDO. As a result, no adjustments have been made to the fair value quotations received related to credit risk. Newcastle’s significant derivative counterparties include Bank of America, Deutsche Bank, Wells Fargo and Credit Suisse.
(F)	Assets held within CDOs and other non-recourse structures are not available to satisfy obligations outside of such financings, except to the extent Newcastle receives net cash flow distributions from such structures. Furthermore, our economic losses from such structures cannot exceed Newcastle’s invested equity in them. Therefore, economically, their net book value cannot be less than zero and as a result, the fair value of Newcastle’s net investments in these non-recourse financing structures is equal to the present value of their expected future net cash flows.
(G)	Newcastle notes that the unrealized gain on the liabilities within such structures cannot be fully realized.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2010

(dollars in tables in thousands, except share data)

Valuation Hierarchy

The methodologies used for valuing such instruments have been categorized into three broad levels which form a hierarchy. Newcastle follows this hierarchy for its financial instruments measured at fair value on a recurring basis. The classifications are based on the lowest level of input that is significant to the fair value measurement.

The following table summarizes such financial assets and liabilities measured at fair value on a recurring basis at September 30, 2010:

	Principal Balance or Notional Amount		Fair Value
		Carrying Value	Level 2	Level 3A (1)	Level 3B (2)	Total
Assets:
Real estate securities, available for sale:
CMBS	$2,069,843	$1,302,282	$—	$1,120,862	$181,420	$1,302,282
REIT debt	376,055	385,055	385,055	—	—	385,055
ABS - subprime	378,819	190,922	—	95,457	95,465	190,922
ABS - other real estate	78,984	55,543	—	48,589	6,954	55,543
FNMA / FHLMC	3,415	3,782	3,782	—	—	3,782
CDO	80,462	—	—	—	—	—

Debt security total	$2,987,578	1,937,584	388,837	1,264,908	283,839	1,937,584

Equity securities		4,695	—	—	4,695	4,695

Real estate securities total		$1,942,279	$388,837	$1,264,908	$288,534	$1,942,279

Derivative assets:
Interest rate caps, treated as hedges	$104,205	$2,782	$2,782	$—	$—	$2,782
Interest rate caps, not treated as hedges	36,428	1,621	1,621	—	—	1,621

Derivative assets total	$140,633	$4,403	$4,403	$—	$—	$4,403

Liabilities:
Derivative Liabilities:
Interest rate swaps, treated as hedges	$1,718,571	$200,386	$200,386	$—	$—	$200,386
Interest rate swaps, not treated as hedges	134,426	20,061	20,061	—	—	20,061

Derivative liabilities total	$1,852,997	$220,447	$220,447	$—	$—	$220,447

(1)	Third party pricing sources with significant unobservable inputs.
(2)	Internal models with significant unobservable inputs.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2010

(dollars in tables in thousands, except share data)

Newcastle’s investments in instruments measured at fair value on a recurring basis using Level 3 inputs changed during the nine months ended September 30, 2010 as follows:

	Level 3A
	CMBS		ABS		Equity/Other Securities	Total
	Conduit	Other	Subprime	Other
Balance at December 31, 2009	$536,092	$397,407	$87,883	$46,059	$—	$1,067,441
Transfers (C)
Transfers from Level 3B	761	1,637	—	—	—	2,398
Transfers into Level 3B	(44,512)	(22,177)	(10,538)	—	—	(77,227)
CDO VII Deconsolidation	(32,858)	(3,379)	(10,685)	—	—	(46,922)
Total gains (losses) (A)
Included in net income (loss) (B)	5,614	300	59	—	—	5,973
Included in other comprehensive income (loss)	144,712	63,774	2,174	6,837	—	217,497
Amortization included in interest income	11,055	6,081	6,335	131	—	23,602
Purchases, sales and settlements
Purchases	201,262	21,478	44,894	—	—	267,634
Proceeds from sales	(25,679)	(6,934)	(6,478)	—	—	(39,091)
Proceeds from repayments	(20,281)	(113,491)	(18,187)	(4,438)	—	(156,397)

Balance at September 30, 2010	$776,166	$344,696	$95,457	$48,589	$—	$1,264,908

	Level 3B
	CMBS		ABS		Equity/Other Securities
	Conduit	Other	Subprime	Other		Total
Balance at December 31, 2009	$95,376	$32,744	$85,377	$10,719	$2,620	$226,836
Transfers (C)
Transfers from Level 3A	44,512	22,177	10,538	—	—	77,227
Transfers into Level 3A	(761)	(1,637)	—	—	—	(2,398)
CDO VII Deconsolidation	(48,665)	—	(17,890)	(457)	—	(67,012)
Total gains (losses) (A)
Included in net income (loss) (B)	(77,220)	9,459	(5,417)	(3,488)	(279)	(76,945)
Included in other comprehensive income (loss)	87,301	73,982	32,009	1,662	2,351	197,305
Amortization included in interest income	12,371	76	8,576	394	—	21,417
Purchases, sales and settlements
Purchases	—	14,414	—	—	3	14,417
Proceeds from sales	(1,751)	(21,646)	(1,063)	—	—	(24,460)
Proceeds from repayments	(21,447)	(37,865)	(16,665)	(1,876)	—	(77,853)

Balance at September 30, 2010	$89,716	$91,704	$95,465	$6,954	$4,695	$288,534

(A)	None of the gains (losses) recorded in earnings during the period is attributable to the change in unrealized gains (losses) relating to Level 3 assets still held at the reporting dates.
(B)

	Nine Months Ended September 30, 2010
	Level 3A	Level 3B
Gain (loss) on settlement of investments, net	$6,705	$9,145
Other income (loss), net	—	—
OTTI	(732)	(86,090)

Total	$5,973	$(76,945)

Gain (loss) on settlement of investments, net, from investments transferred into Level 3 during the period	$—	$—

(C)	Transfers are assumed to occur at the beginning of the quarter.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2010

(dollars in tables in thousands, except share data)

Securities Valuation

As of September 30, 2010, Newcastle’s securities valuation methodology and results are further detailed as follows:

	Outstanding Face Amount (A)	Amortized Cost Basis (B)	Fair Value
Asset Type			Multiple Quotes (C)	Single Quote (D)	Internal Pricing Models (E)	Total
CMBS	$2,069,843	$1,337,776	$878,880	$241,982	$181,420	$1,302,282
REIT debt	376,055	375,286	320,856	64,199	—	385,055
ABS – subprime	378,819	173,122	53,611	41,846	95,465	190,922
ABS – other real estate	78,984	55,860	1,026	47,563	6,954	55,543
FNMA / FHLMC	3,415	3,718	—	3,782	—	3,782
CDO	80,462	—	—	—	—	—

Debt security total	$2,987,578	1,945,762	1,254,373	399,372	283,839	1,937,584

Equity securities		1,112	—	—	4,695	4,695

Total		$1,946,874	$1,254,373	$399,372	$288,534	1,942,279

(A)	Net of incurred losses.
(B)	Net of discounts (or gross of premiums) and after OTTI, including impairment taken during the period ended September 30, 2010.
(C)	Management generally obtained pricing service quotations or broker quotations from two sources, one of which was generally the seller (the party that sold us the security). Management selected one of the quotes received as being most representative of fair value and did not use an average of the quotes. Newcastle’s methodology is to not use quotes from selling brokers, unless those quotes are the only marks available, or unless the quotes provided by other (non-selling) brokers are, in management’s judgment, not representative of fair value. Even if Newcastle receives two or more quotes on a particular security that come from non-selling brokers, it does not use an average because management believes using an actual quote more closely represents a transactable price for the security than an average level. Furthermore, in some cases there is a wide disparity between the quotes Newcastle receives. Management believes using an average of the quotes in these cases would generally not represent the fair value of the asset. Based on Newcastle’s own fair value analysis using internal models, management selects one of the quotes which is believed to more accurately reflect fair value. Newcastle never adjusts quotes received.
(D)	Management was unable to obtain quotations from more than one source on these securities. The one source was generally the seller (the party that sold us the security) or a pricing service.
(E)	Securities whose fair value was estimated based on internal pricing models are further detailed as follows:

	Amortized Cost Basis	Fair Value	Impairment Recorded In Current Year	Unrealized Gains (Losses) in Accumulated OCI	Assumption Ranges
					Discount Rate	Prepayment Speed (F)	Cumulative Default Rate	Loss Severity
CMBS – Conduit	$84,595	$89,716	$74,165	$5,121	15%	N/A	0% -73%	0% - 49%
CMBS – Large loan / Single borrower	79,379	91,704	—	12,325	2% -15%	N/A	0% -100%	0% - 100%
ABS – subprime	82,115	95,465	5,827	13,350	10%	1% - 8%	27% -89%	60% -100%
ABS – other RE	7,215	6,954	3,487	(261)	10%	0% - 4%	44% -75%	56% - 90%
CDO	—	—	3	—	N/A	N/A	100%	100%

Debt security total	$253,304	$283,839	$83,482	$30,535
Equity securities	1,112	4,695	276	3,583

Total	$254,416	$288,534	$83,758	$34,118

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

SEPTEMBER 30, 2010

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

Loan Valuation

Loans which Newcastle does not have the ability to hold into the foreseeable future are classified as held-for-sale. As a result, these held-for-sale loans are carried at the lower of amortized cost or fair value and are therefore recorded at fair value on a non-recurring basis. During the nine months ended September 30, 2010, Newcastle recorded ($257.9) million and ($35.7) million of valuation allowance (reversal) on real estate related loans and residential mortgage loans (Note 4), respectively. These loans were written down to fair value at the time of the impairment, based on broker quotations, pricing service quotations or internal pricing models. All the loans were within Level 3 of the fair value hierarchy. For real estate related loans, the most significant inputs used in the valuations are the amount and timing of expected future cash flows, market yields and the estimated collateral value of such loan investments. For residential mortgage loans, significant inputs include management’s expectations of prepayment speeds, default rates, loss severities and discount rates that market participants would use in determining the fair values of similar pools of residential mortgage loans.

The following tables summarize the fair value information of real estate related loans and residential mortgage loans:

	Outstanding Face Amount	Carrying Value	Fair Value	Valuation Allowance/ (Reversal) In Current Year	Significant Input Ranges
Loan Type					Discount Rate	Loss Severity
Mezzanine	$658,103	$368,267	$368,267	$(164,500)	9.0% - 36.4%	0.0% - 100.0%
Bank Loan	301,102	195,800	196,095	(10,744)	8.5% - 24.9%	0.0% - 38.0%
B-Note	283,132	149,167	149,167	(90,941)	15.0% - 20.0%	0.0% - 100.0%
Whole Loan	102,228	55,973	56,000	8,308	4.6% - 10.8%	0.0% - 15.0%

Total Real Estate Related Loans Held for Sale, Net	$1,344,565	$769,207	$769,529	$(257,877)

	Outstanding Face Amount	Carrying Value	Fair Value	Valuation Allowance/ (Reversal) In Current Year	Significant Input Ranges
Loan Type					Discount Rate	Prepayment Speed	Cumulative Default Rate	Loss Severity
Residential Loans	$65,246	$49,469	$49,469	$527	5.7% - 7.3%	5% - 30%	0.3% - 4.0%	30% - 40%
Manufactured Housing Loans I	1,268	343	343	5	46.99%	3.00%	4.00%	75.00%
Manufactured Housing Loans II	220,027	205,983	205,983	(36,194)	8.58%	6.00%	3.50%	75.00%

Total Residential Mortgage Loans Held for Sale, Net	$286,541	$255,795	$255,795	$(35,662)

Derivatives

Newcastle is exposed to certain risks relating to its ongoing business operations. The primary risk managed by Newcastle using derivative instruments is interest rate risk. Newcastle enters into interest rate swap and interest rate cap agreements to reduce the impact of fluctuating interest rates on its earnings. Newcastle designates certain interest rate swap and interest rate cap agreements as cash flow hedges of its floating rate financings. For derivative instruments that are designated and qualify as a cash flow hedge (i.e. hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss, and net payments received or made, on the derivative instrument are reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument is recognized in current earnings during the period of change.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2010

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

		Fair Value
	Balance sheet location	September 30, 2010	December 31, 2009
Derivative Assets
Interest rate caps, designated as hedges	Derivative Assets	$2,782	$—
Interest rate caps, not designated as hedges	Derivative Assets	1,621	—
		$4,403	$—

Derivative Liabilities
Interest rate swaps, designated as hedges	Derivative Liabilities	$200,386	$178,037
Interest rate swaps, not designated as hedges	Derivative Liabilities	20,061	29,117

		$220,447	$207,154

The following table summarizes information related to derivatives:

	September 30, 2010	December 31, 2009
Cash flow hedges
Notional amount of interest rate swap agreements	$1,718,571	$2,099,435
Notional amount of interest rate cap agreements	104,205	—
Amount of (loss) recognized in OCI on effective portion	(183,283)	(173,683)
Deferred hedge gain (loss) related to anticipated financings, which have subsequently occurred, net of amortization	371	832
Deferred hedge gain (loss) related to dedesignation, net of amortization	(3,873)	(8,045)
Expected reclassification of deferred hedges from AOCI into earnings over the next 12 months	(41)	(4,234)
Expected reclassification of current hedges from AOCI into earnings over the next 12 months	(75,136)	(90,666)
Non-hedge Derivatives
Notional amount of interest rate swap agreements	134,426	296,243
Notional amount of interest rate cap agreements	36,428	—

The following table summarizes gains (losses) recorded in relation to derivatives:

		Nine Months Ended September 30,
	Income statement location	2010	2009
Cash flow hedges
Gain (loss) on the ineffective portion	Other income (loss)	$(85)	$(489)
Gain (loss) immediately recognized at dedesignation	Gain (loss) on sale of investments; Other income (loss)	(10,558)	(8,793)
Amount of gain (loss) reclassified from AOCI into income, related to effective portion	Interest expense	(63,426)	(74,180)
Deferred hedge gain reclassified from AOCI into income, related to anticipated financings	Interest expense	461	75
Deferred hedge gain (loss) reclassified from AOCI into income, related to effective portion of dedesignated hedges	Interest expense	(4,172)	(8,021)
Non-hedge derivatives gain (loss)	Other income (loss)	(5,992)	11,232

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2010

(dollars in tables in thousands, except share data)

7. EARNINGS PER SHARE

Newcastle is required to present both basic and diluted earnings per share (“EPS”). Basic EPS is calculated by dividing net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding during each period. Diluted EPS is calculated by dividing net income available for common stockholders by the weighted average number of shares of common stock outstanding plus the additional dilutive effect of common stock equivalents during each period. Newcastle’s common stock equivalents are its outstanding stock options. During the nine months ended September 30, 2010 and 2009, Newcastle had no dilutive common stock equivalents. Net income (loss) applicable to common stockholders is equal to net income (loss) less preferred dividends plus excess of carrying amount of exchanged preferred stock over fair value of consideration paid.

As of September 30, 2010, Newcastle’s outstanding options were summarized as follows:

Held by the Manager	1,686,447
Issued to the Manager and subsequently transferred to certain of the Manager’s employees	798,162
Held by the independent directors	14,000

Total	2,498,609

8. COMMITMENTS AND CONTINGENCIES

Litigation — Newcastle is, from time to time, a defendant in legal actions from transactions conducted in the ordinary course of business. Management, after consultation with legal counsel, believes the ultimate liability arising from such actions which existed at September 30, 2010, if any, will not materially affect Newcastle’s consolidated results of operations or financial position.

Preferred Dividends in Arrears – As of September 30, 2010, $2.3 million of dividends of Newcastle’s cumulative preferred stock were unpaid and in arrears.

Contingent Gain in CDOs — Newcastle cannot economically lose more than its investment amount in any given non-recourse financing structure. Therefore, impairment recorded in excess of such investment, which results in negative GAAP book value for a given non-recourse financing structure, cannot economically be incurred. For non-recourse financing structures with negative GAAP book value, the aggregate negative GAAP book value will eventually be recorded as an increase to GAAP book value. As of September 30, 2010, Newcastle has recorded $497.0 million of losses in its CDOs in excess of its economic exposure which must eventually be reversed through amortization, sales at gains, or as reductions to accumulated deficit at the deconsolidation or termination of the CDOs.

9. RECENT ACTIVITIES

These financial statements include a discussion of material events which have occurred subsequent to September 30, 2010 (referred to as “subsequent events”) through the issuance of these consolidated financial statements. Events subsequent to that date have not been considered in these financial statements.

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

SEPTEMBER 30, 2010

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

We employ leverage as part of our investment strategy. We do not have a predetermined target debt to equity ratio as we believe the appropriate leverage for the particular assets we are financing depends on the credit quality of those assets. As a result of our negative GAAP equity, our GAAP debt to equity ratio is not a meaningful measure as of September 30, 2010. As of September 30, 2010, we have complied with the general investment guidelines adopted by our board of directors that limit total leverage. We utilize leverage for the sole purpose of financing our portfolio and not for the purpose of speculating on changes in interest rates.

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

We conduct our business through four primary segments: (i) investments financed with non-recourse collateralized debt obligations (“CDOs”), (ii) investments financed with other non-recourse debt, (iii) investments financed with recourse debt, and (iv) unlevered investments. With respect to the first two nonrecourse segments, Newcastle is generally entitled to receive the net cash flows from these structures on a periodic basis. Revenues attributable to each segment are disclosed below (in thousands).

	Non-recourse		Recourse	Corporate		Total
For the Nine Months Ended September 30,	CDOs	Other Non-Recourse		Unlevered	Other
2010	$168,150	$54,952	$976	$1,189	$48	$225,315
2009	$221,385	$58,043	$6,200	$1,333	$72	$287,033

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

During the first nine months of 2010, credit spreads tightened. This tightening of credit spreads caused the net unrealized losses on our securities to decrease.

Despite signs of improvement, market conditions remain significantly challenging, and we do not know how recent changes in market conditions will affect our business over the long-term.

Liquidity

Credit and liquidity conditions have continued to improve in 2010, but such conditions are still less favorable than those we experienced prior to 2007. The continued challenging credit and liquidity conditions have adversely affected us and the markets in which we operate in a number of other ways. For example, they have reduced the market trading activity for many real estate securities and loans, resulting in less liquid markets for those securities and loans. As the securities held by us and many other companies in our industry are marked to market at the end of each quarter, the decreased liquidity and concern over market conditions have resulted in significant reductions in mark to market valuations of many real estate securities and loans and the collateral underlying them, as well as volatility and uncertainty with respect to such valuations. These lower valuations, and decreased expectations of future cash flows, have affected us by, among other things:

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

In some cases, we have sold, and may continue to sell, assets at prices below what we believed to be their value in order to meet liquidity requirements under certain financing arrangements. Failed CDO triggers, impairments resulting from incurred losses, and asset sales made at prices significantly below face amount while the related debt is being repaid at its full face amount, as well as the retention of cash, further contribute to reductions in future earnings, cash flow and liquidity. As a result, we expect that our future cash flow from operations will be significantly reduced relative to periods prior to the onset of challenging market conditions.

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

Extent of Market Disruption

While market conditions have generally improved over the last several quarters, it is not clear whether a sustained recovery will occur or, if so, for how long it will last. We do not currently know the full extent to which the continuing challenging market conditions will affect us or the markets in which we operate. If such conditions continue, particularly with respect to commercial real estate, we may experience additional impairment charges, potential reductions in cash flows from our investments and additional challenges in raising capital and obtaining investment financing on attractive terms. Moreover, we will likely need to continue to place a high priority on managing our liquidity. If we raised capital or issued unsecured debt in the current market, it could be significantly dilutive to our current shareholders. Certain aspects of these effects are more fully described in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Interest Rate, Credit and Spread Risk” and “– Liquidity and Capital Resources” as well as in Part I, Item 3, “Quantitative and Qualitative Disclosures About Market Risk.”

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

In addition, our investments in CMBS, CDO securities and loans may be deemed to be variable interests in VIEs, depending on their structure. We are not obligated to provide, nor have we provided, any financial support to these VIEs. We monitor these investments and, to the extent we determine that we potentially own a majority of the currently controlling class, analyze them for potential consolidation. As of September 30, 2010, we have not consolidated these potential VIEs due to the determination that, based on the nature of Newcastle’s investments and the provisions governing these structures, we do not have the power to direct the activities that most significantly impact their economic performance.

We will continue to analyze future investments, as well as reconsideration events in existing entities, pursuant to the VIE requirements. These analyses require considerable judgment in determining the primary beneficiary of a VIE since they involve subjective determinations of significance, with respect to both power and economics. The result could be the consolidation of an entity that would otherwise not have been consolidated or the de-consolidation of an entity that would otherwise have been consolidated.

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

See Note 6 to our consolidated financial statements in Part I, Item 1, “Financial Statements and Supplementary Data” for information regarding the fair value of our investments, and its estimation methodology, as of September 30, 2010.

Our estimation of the fair value of level 3B assets (as described below) involves significant judgment. Changes in market conditions, as well as changes in the assumptions or methodology used to determine fair value, could result in a significant increase or decrease in our book equity. We validated the inputs and outputs of our models by comparing them to available independent third party market parameters and models for reasonableness. We believe the assumptions we used are within the range that a market participant would use and factor in the slight improvement in liquidity currently in the markets. In the first nine months of 2010, we have generally used lower discount rates as inputs to our models in order to reflect current market conditions. The other inputs to our models, including prepayment speeds, default rates and severity assumptions, have generally remained consistent with the assumptions used at year-end, other than certain modifications we have made to the assumptions to reflect conditions relevant to specific assets.

For debt securities valued with internal models, which have an aggregate fair value of $283.8 million as of September 30, 2010, a 10% unfavorable change in our assumptions would result in the following decreases in such aggregate fair value:

	CMBS	ABS
Outstanding face amount	$699,635	$298,108
Fair value	$181,420	$102,419
Effect on fair value with 10% unfavorable change in:
Discount rate	$(3,448)	$(3,499)
Prepayment rate	N/A	$(1,015)
Default rate	$(21,028)	$(7,557)
Loss severity	$(13,331)	$(11,195)

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

These quotations are generally based on models prepared by the brokers and we have little visibility into the inputs they use. Based on procedures we have performed with respect to prior quotations received from these brokers in comparison to the outputs generated from our internal pricing models and transactions we have completed with respect to these securities, as well as on our knowledge and experience of these markets, we have generally determined that these quotes represent a reasonable estimate of fair value. In addition, management performs its own quarterly analysis of fair value, based on internal pricing models, to confirm that each of the quotations received represented a reasonable estimate of fair value as defined under GAAP. For the $1.7 billion carrying value of securities valued using quotations, a 100 basis point change in credit spreads would impact estimated fair value at period and by approximately $49.8 million.

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

As of September 30, 2010, we had 138 securities, with a carrying amount of $417.9 million, that had been downgraded during the nine months ended September 30, 1010 and recorded a net other-than-temporary impairment charge of $55.5 million on these securities in 2010. However, we do not depend on credit ratings in underwriting our securities, either at acquisition or on an ongoing basis. As mentioned above, a credit rating downgrade is one factor that we monitor and consider in our analysis regarding other-than-temporary impairment, however it is not determinative. Our securities generally benefit from the support of one or more subordinate classes of securities or equity or other forms of credit support. Therefore, credit rating downgrades, even to the extent they relate to an expectation that a securitization we have invested in, on an overall basis, has credit issues, may not ultimately impact cash flow estimates for the class of securities in which we are invested.

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

RESULTS OF OPERATIONS

The following table summarizes the changes in our results of operations for the three and nine months ended September 30, 2009 to the three and nine months ended September 30, 2010 (dollars in thousands):

Comparison of Results of Operations for the three months ended September 30, 2010 and 2009

	Three Months Ended
	September 30,		Increase (Decrease)
	2010	2009	Amount	%
Interest income	$81,040	$75,222	$5,818	7.7%
Interest expense	42,547	52,438	(9,891)	(18.9%)

Net interest income	38,493	22,784	15,709	68.9%

Impairment
Valuation allowance (reversal) on loans	(105,360)	(6,926)	(98,434)	(1421.2%)
Other-than-temporary impairment on securities, net	10,041	97,728	(87,687)	(89.7%)

	(95,319)	90,802	(186,121)	(205.0%)

Net interest income (loss) after impairment	133,812	(68,018)	201,830	296.7%
Other Income (Loss)
Gain (loss) on settlement of investments, net	(1,134)	(1,709)	575	33.6%
Gain on extinguishment of debt	46,624	132,534	(85,910)	(64.8%)
Other income (loss), net	(8,828)	(1,956)	(6,872)	(351.3%)

	36,662	128,869	(92,207)	(71.6%)

Expenses
Loan and security servicing expense	1,116	1,097	19	1.7%
General and administrative expense	1,775	2,230	(455)	(20.4%)
Management fee to affiliate	4,258	4,492	(234)	(5.2%)
Depreciation and amortization	36	73	(37)	(50.7%)

	7,185	7,892	(707)	(9.0%)

Income (loss) from continuing operations	$163,289	$52,959	$110,330	208.3%

Comparison of Results of Operations for the nine months ended September 30, 2010 and 2009

	Nine Months Ended
	September 30,		Increase (Decrease)
	2010	2009	Amount	%
Interest income	$225,315	$287,033	$(61,718)	(21.5%)
Interest expense	131,277	167,154	(35,877)	(21.5%)

Net interest income	94,038	119,879	(25,841)	(21.6%)

Impairment
Valuation allowance (reversal) on loans	(292,668)	83,093	(375,761)	(452.2%)
Other-than-temporary impairment on securities, net	86,822	438,586	(351,764)	(80.2%)

	(205,846)	521,679	(727,525)	(139.5%)

Net interest income (loss) after impairment	299,884	(401,800)	701,684	174.6%
Other Income (Loss)
Gain (loss) on settlement of investments, net	17,497	7,788	9,709	124.7%
Gain on extinguishment of debt	141,698	186,209	(44,511)	(23.9%)
Other income (loss), net	(12,606)	2,474	(15,080)	(609.5%)

	146,589	196,471	(49,882)	(25.4%)

Expenses
Loan and security servicing expense	3,473	3,869	(396)	(10.2%)
General and administrative expense	6,751	6,821	(70)	(1.0%)
Management fee to affiliate	12,993	13,475	(482)	(3.6%)
Depreciation and amortization	161	218	(57)	(26.1%)

	23,378	24,383	(1,005)	(4.1%)

Income (loss) from continuing operations	$423,095	$(229,712)	$652,807	284.2%

Interest Income

Three months ended September 30, 2010 compared to the three months ended September 30, 2009

Interest income increased by $5.8 million primarily due to (i) a $3.3 million increase in the amount of prepayment penalties we received as a result of the prepayment of securities and (ii) an $8.8 million net increase in interest income in our CDOs as a result of new investments made, partially offset by changes in interest rates. The increases described in items (i) and (ii) above were partially offset by a $4.1 million decrease as a result of the deconsolidation of CDO VII, a $0.6 million decrease as a result of the disposition of certain securities and loans and a $1.6 million decrease due to paydowns of existing securities and loans.

Nine months ended September 30, 2010 compared to the nine months ended September 30, 2009

Interest income decreased by $61.7 million primarily due to (i) a $15.3 million decrease as a result of the deconsolidation of CDO VII, (ii) a $1.7 million decrease as a result of the disposition of securities and loans, (iii) a $5.0 million decrease due to paydowns of existing securities and loans, (iv) a $2.9 million decrease in the amount of prepayment penalties we received as a result of the prepayment of securities and loans, and (v) a $40.9 million decrease due to the accretion of discounts on securities impaired due to non-credit factors recognized as interest income in the first quarter of 2009. Up until March 31, 2009, GAAP required us to record impairments to write down debt securities to their fair value, rather than just the portion related to expected credit losses. As a result, we recorded a significant amount of impairments due to non-credit factors prior to 2009. Therefore, the portion of non-credit impairment, which we expected to recover, contributed to a significant amount of interest income through the accretion of discount in the first quarter of 2009. However, upon the adoption of revised impairment guidance issued by the FASB effective April 1, 2009, we no longer had to record impairment due to non-credit factors and therefore no longer recorded this significant increase in accretion income after the first quarter of 2009. The decreases described in items (i) through (v) above were partially offset by a $4.1 million net increase as a result of new investments made offset by interest rate changes.

Interest Expense

Three Months ended September 30, 2010 compared to the three months ended September 30, 2009

Interest expense decreased by $9.9 million primarily due to (i) a $0.8 million decrease as a result of the repayment of repurchase agreements in connection with the disposition or repayment of certain securities and loans and a $0.8 million decrease in connection with the purchase of CDO debt obligations, (ii) a $4.5 million decrease as a result of the deconsolidation of CDO VII, (iii) a $0.7 million decrease due to the repayment of debt resulting from paydowns of existing securities and loans, (iv) a $1.2 million decrease in the interest expense incurred on our junior subordinated notes due to the modification and exchanges effected in April 2009 and January 2010, respectively, and (v) a $1.9 million net decrease, which was primarily due to changes in interest rates.

Nine months ended September 30, 2010 compared to the nine months ended September 30, 2009

Interest expense decreased by $35.9 million primarily due to (i) a $2.4 million decrease as a result of the repayment of repurchase agreements in connection with the disposition or repayment of certain securities and loans and a $2.2 million decrease in connection with the repurchase of CDO debt obligations, (ii) a $14.0 million decrease as a result of the deconsolidation of CDO VII, (iii) a $2.3 million decrease due to the repayment of debt resulting from paydowns of existing securities and loans, (iv) a $3.6 million decrease in the interest expense incurred on our junior subordinated notes due to the modification and exchanges effected in April 2009 and January 2010, respectively, (v) a $3.9 million decrease due to changes in the amortization of a deferred hedge loss and (vi) a $7.5 million net decrease, which was primarily due to changes in interest rates.

Valuation Allowance on Loans

Three Months ended September 30, 2010 compared to the three months ended September 30, 2009

The valuation allowance on loans decreased by $98.4 million primarily due to improved market conditions, certain successful loan restructurings and the sale of a loan at a price substantially above its carrying value, resulting in a larger net reversal of valuation allowances on loans during the three months ended September 30, 2010.

Nine months ended September 30, 2009 compared to the nine months ended September 30, 2009

The valuation allowance on loans decreased by $375.8 million primarily due to improved market conditions, certain successful loan restructurings and the sales of loans at prices substantially above their carrying value, resulting in a net reversal of valuation allowances on loans during the nine months ended September 30, 2010, compared to a net allowance recorded during the nine months ended September 30, 2009.

Other-than-temporary Impairment on Securities, Net

Three months ended September 30, 2010 compared to the three months ended September 30, 2009

The other-than-temporary impairment on securities decreased by $87.7 million primarily due to improved market conditions.

Nine months ended September 30, 2010 compared to the nine months ended September 30, 2009

The other-than-temporary impairment on securities decreased by $351.8 million primarily due to improved market conditions.

Gain (Loss) on Settlement of Investments, Net

Three months ended September 30, 2010 compared to the three months ended September 30, 2009

The net loss on settlement of investments has remained relatively unchanged during the three months ended September 30, 2010 and September 30, 2009.

Nine months ended September 30, 2010 compared to the nine months ended September 30, 2009

The net gain on settlement of investments increased by $9.7 million as a result of the increased volume of sales and repayments of investments at a gain and the lower volume of sales of certain securities and loans at a loss due to liquidity reasons in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.

Gain (Loss) on Extinguishment of Debt

Three months ended September 30, 2010 compared to the three months ended September 30, 2009

The gain on extinguishment of debt decreased by $85.9 million primarily due to the significantly lower amounts of debt repurchased (but at higher discounts to our basis, such discounts are based on the market conditions as well as the level within the capital structure we are repurchasing) in the three months ended September 30, 2010 compared to the three months ended September 30, 2009.

Nine months ended September 30, 2010 compared to the nine months ended September 30, 2009

The net gain on extinguishment of debt decreased by $44.5 million primarily due to the significantly lower amounts of debt repurchased (and at lower discounts to our basis, such discounts are based on the market conditions as well as the level within the capital structure we are repurchasing) in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.

Other Income (Loss), Net

Three Months ended September 30, 2010 compared to the three months ended September 30, 2009

Other income decreased by $6.9 million primarily due to the recognition of unrealized losses on certain interest rate swap agreements. These interest rate swap agreements were de-designated as accounting hedges during the quarter ended September 30, 2010 as the hedged items were considered not probable of occurring.

Nine months ended September 30, 2010 compared to the nine months ended September 30, 2009

Other income decreased by $15.1 million primarily due to the decrease in fair value of certain non-hedge derivative instruments during the nine months ended September 30, 2010.

Loan and Security Servicing Expense

Loan and security servicing expense has remained relatively stable during the three and nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2009.

General and Administrative Expense

General and administrative expense has remained relatively stable during the three and nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2009.

Management Fee to Affiliate

Three Months ended September 30, 2010 compared to the three months ended September 30, 2009

Management fees decreased by $0.2 million primarily due to a reduction in gross equity as a result of the exchange of preferred stock in the first quarter of 2010.

Nine months ended September 30, 2010 compared to the nine months ended September 30, 2009

Management fees decreased by $0.5 million primarily due to a reduction in gross equity as a result of the exchange of preferred stock in the first quarter of 2010.

Depreciation and Amortization

Depreciation and amortization expense has remained relatively stable during the three and nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2009, as we did not acquire or dispose of any material long-lived assets during these periods.

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

Sources of Liquidity and Uses of Capital

As of the date of this filing, we currently have no recourse liabilities other than our junior subordinated notes payable, which are long-term obligations. With respect to the next twelve months, we expect that our cash on hand combined with our cash flow provided by operations will be sufficient to satisfy our anticipated liquidity needs with respect to both our current investment portfolio, including related financings, hedging activity, potential margin calls and operating expenses, and making new investments. While it is inherently more difficult to forecast beyond the next twelve months, we currently expect to meet our long term liquidity requirements, specifically the repayment of our recourse debt obligations, through our cash on hand and, if needed, additional borrowings, proceeds received from repurchase agreements and similar financings, and the liquidation or refinancing of our assets.

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

Update on Liquidity, Capital Resources and Capital Obligations

Certain details regarding our liquidity, current financings and capital obligations as of November 5, 2010 are set forth below:

•	Cash – We had a total of $239.2 million of cash to invest, comprised of unrestricted cash of $63.5 million and $175.7 million of restricted cash for reinvestments in our CDOs;

•	Margin Exposure – We had no financings or derivatives subject to margin calls; and

•	Recourse Financings – We currently do not have any short-term recourse debt.

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

•

Access to Financing from Counterparties – Decisions by investors, counterparties and lenders to enter into transactions with us will depend upon a number of factors, such as our historical and projected financial performance, compliance with the terms of our current credit and derivative arrangements, industry and market trends, the availability of capital and our investors’, counterparties’ and lenders’ policies and rates applicable thereto, and the relative attractiveness of alternative investment or lending opportunities. As we discuss in more detail under “–Market Considerations” above, the continued challenging credit and liquidity conditions have limited the array of capital resources available to us and made the terms of capital resources we are able to obtain generally less favorable to us relative to the terms we were able to obtain prior to the onset of challenging conditions. Our core business strategy is dependent upon our ability to finance our real estate securities, loans and other real estate related assets with match funded debt at rates that provide a positive net spread. Currently, spreads for such liabilities have widened relative to historical levels and demand for such liabilities has been limited, thereby restricting our ability to execute future financings.

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

With regard to our two subprime securitizations, we have no obligation to repurchase any loans. Therefore, it is expected that our exposure to loss is limited to the carrying amount of our retained interests in the securitization entities, valued at $1.8 million as of September 30, 2010. A subsidiary of Newcastle gave limited representations and warranties with respect to Subprime Portfolio II; however, it has no assets and does not have recourse to the general credit of Newcastle.

Investment Portfolio

The following summarizes our investment portfolio at September 30, 2010 (dollars in millions).

	Outstanding Face Amount	Amortized Cost Basis (1)	Percentage of Total Amortized Cost Basis	Number of Investments	Credit (2)	Weighted Average Life (years) (3)	Weighted Average Carrying Value (4)
Investment (7)
Commercial (5)
CMBS	$2,070	$1,338	43.3%	271	BB	3.1	62.9%
Mezzanine Loans	658	368	11.9%	19	65%	2.0	56.0%
B-Notes	283	149	4.8%	10	59%	2.2	52.7%
Whole Loans	102	56	1.8%	4	80%	11.5	54.8%

Total Commercial Assets	3,113	1,911	61.8%			3.0	60.2%

Residential
Manufactured Housing and Residential Mortgage Loans	442	377	12.2%	11,606	704	6.7	85.3%
Subprime Securities	379	173	5.6%	89	B-	4.4	50.4%
Real Estate ABS	79	56	1.8%	22	BB	4.3	70.3%

	900	606	19.6%			5.5	69.3%
FNMA/FHLMC securities	3	3	0.1%	1	AAA	3.3	107.3%

Total Residential Assets	903	609	19.7%			5.5	69.4%

Corporate
REIT Debt	376	375	12.1%	44	BB+	3.4	38.0%
Corporate Bank Loans	301	196	6.4%	9	C	3.6	102.4%

Total Corporate Assets	677	571	18.5%			3.5	73.8%

TOTAL / WA	$4,693	$3,091	100.0%			3.6	64.0%

Reconciliation to GAAP total assets:
Net unrealized loss recorded in accumulated other comprehensive income		(5)
Other assets
Subprime mortgage loans subject to call option (6)		404
Real estate held for sale		9
Cash and restricted cash		215
Other		46

GAAP total assets		$3,760

WA – Weighted average, in all tables.

(1)	Net of impairment.
(2)	Credit represents weighted average of minimum rating for rated assets, loan-to-value ratio (based on the appraised value at the time of purchase or refinancing) for non-rated commercial assets, or the FICO score for non-rated residential assets and an implied AAA rating for FNMA/FHLMC securities. Ratings provided above were determined by third party rating agencies as of a particular date, may not be current and are subject to change (including a “negative watch” assignment) at any time.
(3)	Weighted average life is based on the timing of expected principal reduction on the asset.
(4)	Weighted average carrying value as a percentage of outstanding face amount.
(5)	Excludes four CDO securities with an aggregate face amount of $80.5 million and a zero basis. One CDO bond was issued by a third party and three CDO bonds were issued by CDO VII, which was deconsolidated, and held as investments by Newcastle.
(6)	Our subprime mortgage loans subject to call option are excluded from the statistics because they result from an option, not an obligation, to repurchase such loans, are noneconomic until such option is exercised, and are offset by an equal liability on the consolidated balance sheet.
(7)	The following tables summarize certain supplemental data relating to our investments (dollars in tables in thousands):

CMBS

Deal Vintage (A)	Average Minimum Rating (B)	Number	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Delinquency 60+/FC/REO (C)	Principal Subordination (D)	Weighted Average Life (years) (E)
Pre 2004	BBB-	84	$417,718	$379,932	28.4%	5.8%	10.5%	2.5
2004	BB	60	427,435	261,147	19.5%	3.9%	5.5%	2.7
2005	BB	38	375,044	168,926	12.6%	5.9%	8.2%	3.1
2006	BBB-	56	505,578	346,212	25.9%	4.3%	12.6%	3.8
2007 and later	BB-	33	344,068	181,559	13.6%	6.3%	13.1%	3.2

Total / WA	BB	271	$2,069,843	$1,337,776	100.0%	5.1%	10.0%	3.1

(A)	The year in which the securities were issued.
(B)	Ratings provided above were determined by third party rating agencies as of a particular date, may not be current and are subject to change (including a “negative watch” assignment) at any time. We had approximately $372 million of CMBS assets that were on negative watch for possible downgrade by at least one rating agency as of September 30, 2010.
(C)	The percentage of underlying loans that are 60+ days delinquent, in foreclosure or considered real estate owned (REO).
(D)	The percentage of the outstanding face amount of securities that is subordinate to our investments.
(E)	Weighted average life is based on the timing of expected principal reduction on the asset.

Mezzanine Loans, B-Notes and Whole Loans

	Number	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Weighted Average First Dollar Loan to Value (A)	Weighted Average Last Dollar to Loan Value (A)	Delinquency (B)
Mezzanine Loans	19	$658,103	$368,267	64.2%	53.7%	64.5%	13.3%
B-Notes	10	283,132	149,167	26.0%	46.7%	59.0%	33.6%
Whole Loans	4	102,228	55,973	9.8%	0.0%	79.9%	69.6%

Total/WA	33	$1,043,463	$573,407	100.0%	46.5%	64.5%	24.3%

(A)	Loan to value is based on the appraised value at the time of purchase or refinancing.
(B)	The percentage of underlying loans that are non-performing, in foreclosure, under bankruptcy filing or considered real estate owned.

Manufactured Housing and Residential Loans

Deal	Average FICO Score (A)	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Average Loan Age (months)	Original Balance	Delinquency 90+/FC/REO (B)	Cumulative Loss to Date
Manufactured Housing Loans Portfolio I	704	$156,273	$126,107	33.5%	108	$327,855	1.0%	6.5%
Manufactured Housing Loans Portfolio II	700	220,027	201,276	53.4%	138	434,743	1.4%	4.5%
Residential Loans Portfolio I	714	61,451	45,900	12.2%	88	646,357	7.1%	0.3%
Residential Loans Portfolio II	737	3,795	3,439	0.9%	68	83,950	0.0%	0.0%

Total / WA	704	$441,546	$376,722	100.0%	120	$1,492,905	2.0%	4.6%

(A)	Based on updated FICO scores provided by the loan servicer of the manufactured housing loan portfolios and original FICO scores for the residential loan portfolios.
(B)	The percentage of loans that are 90+ days delinquent, or in foreclosure or considered real estate owned (REO).

Subprime Securities (A)

	Security Characteristics
Vintage (B)	Average Minimum Rating (C)	Number of Securities	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Principal Subordination (D)	Excess Spread (E)
2003	B	15	$19,957	$11,641	6.7%	22.3%	4.1%
2004	B	28	85,651	31,163	18.0%	16.9%	4.0%
2005	CCC+	26	96,682	30,728	17.7%	28.2%	4.7%
2006	CCC	10	90,837	48,184	27.8%	22.4%	4.9%
2007 and later	B	10	85,692	51,406	29.8%	19.3%	3.3%

Total / WA	B-	89	$378,819	$173,122	100.0%	21.9%	4.2%

	Collateral Characteristics
Vintage (B)	Average Loan Age (months)	Collateral Factor (F)	3 month CPR (G)	Delinquency (H)	Cumulative Losses to Date
2003	91	0.10	7.0%	18.2%	3.1%
2004	77	0.14	8.9%	19.9%	3.5%
2005	65	0.20	9.3%	32.4%	8.3%
2006	53	0.41	9.4%	32.8%	15.3%
2007 and later	39	0.48	8.8%	20.8%	12.5%

Total / WA	60	0.29	9.0%	26.3%	9.6%

Real Estate ABS

	Security Characteristics
Asset Type	Average Minimum Rating (C)	Number	Outstanding Face Amount	Amortized Cost Basis Amount	Percentage of Total Amortized Basis	Principal Subordination (D)	Excess Spread (E)
Manufactured Housing	BBB	9	$48,275	$46,935	84.0%	37.6%	1.6%
Small Business Loans	CCC+	13	30,709	8,925	16.0%	15.4%	2.9%

Total / WA	BB	22	$78,984	$55,860	100.0%	29.0%	2.1%

	Collateral Characteristics
Asset Type	Average Loan Age (months)	Collateral Factor (F)	3 Month CPR (G)	Delinquency (H)	Cumulative Loss to Date
Manufactured Housing	118	0.35	7.4%	3.2%	10.7%
Small Business Loans	72	0.55	7.6%	29.4%	6.4%

Total / WA	100	0.43	7.5%	13.4%	9.0%

(A)	Includes subprime retained securities in the securitizations of Subprime Portfolios I and II. For further information on these securitizations, see Note 4 to our consolidated financial statements included herein.
(B)	The year in which the securities were issued.
(C)	Ratings provided above were determined by third party rating agencies as of a particular date, may not be current and are subject to change (including a “negative watch” assignment) at any time. We had approximately $97 million of ABS assets that were on negative watch for possible downgrade by at least one rating agency as of September 30, 2010.
(D)	The percentage of the outstanding face amount of securities and residual interests that is subordinate to our investments.
(E)	The annualized amount of interest received on the underlying loans in excess of the interest paid on the securities, as a percentage of the outstanding collateral balance.
(F)	The ratio of original unpaid principal balance of loans still outstanding.
(G)	Three month average constant prepayment rate.
(H)	The percentage of underlying loans that are 90+ days delinquent, or in foreclosure or considered real estate owned (REO).

REIT Debt

Industry	Average Minimum Rating (A)	Number	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis
Retail	BBB+	10	$75,665	$71,877	19.2%
Diversified	CCC+	10	94,336	95,088	25.3%
Office	BBB	11	115,469	117,041	31.2%
Multifamily	BBB	3	12,765	12,824	3.4%
Hotel	BBB	3	29,220	29,641	7.9%
Healthcare	BBB-	5	41,600	41,689	11.1%
Storage	A-	1	5,000	5,057	1.3%
Industrial	BB-	1	2,000	2,069	0.6%

Total / WA	BB+	44	$376,055	$375,286	100.0%

Corporate Bank Loans

Industry	Average Minimum Rating	Number	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost
Real Estate	CC	3	$31,996	$30,102	15.3%
Media	CC	2	111,764	42,051	21.5%
Resorts	NR	1	112,191	82,191	42.0%
Restaurant	B	2	18,159	15,813	8.1%
Transportation	NR	1	26,992	25,643	13.1%

Total / WA	C	9	$301,102	$195,800	100.0%

(A)	Ratings provided above were determined by third party rating agencies as of a particular date, may not be current and are subject to change (including a “negative watch” assignment) at any time. We had approximately $2 million of REIT assets or bank loans that were on negative watch for possible downgrade by at least one rating agency as of September 30, 2010.

Debt Obligations

Our debt obligations, as summarized in Note 5 to our consolidated financial statements included herein, existing at September 30, 2010 (gross of $5.2 million of discounts) had contractual maturities as follows (in thousands):

	Nonrecourse	Recourse	Total
Period from October 1, 2010 through December 31, 2010	$—	$—	$—
2011	177,904	—	177,904
2012	—	—	—
2013	—	—	—
2014	—	—	—
2015	—	—	—
Thereafter	3,894,998	51,004	3,946,002

Total	$4,072,902	$51,004	$4,123,906

Certain of the debt obligations included above are obligations of our consolidated subsidiaries which own the related collateral. In some cases, including the CDO and Other Bonds Payable, such collateral is not available to other creditors of ours.

Our non-CDO debt obligations contain various customary loan covenants. We were in compliance with all of the covenants in our non-CDO financings as of September 30, 2010.

The following table provides additional information regarding short-term borrowings. These short-term borrowings were used to finance certain of our investments in real estate securities and loans, including FNMA/FHLMC securities, and our investments in manufactured housing loans. During the nine months ended September 30, 2010, we did not incur any short-term borrowings.

		Three Months Ended September 30, 2010			Nine Months Ended September 30, 2010
	Outstanding Balance at September 30, 2010	Average Daily Amount Outstanding	Maximum Amount Outstanding	Weighted Average Interest Rate	Average Daily Amount Outstanding	Maximum Amount Outstanding	Weighted Average Interest Rate
Repurchase agreements	$—	$—	$—	N/A	$21,050	$71,309	LIBOR+1.12%
Short-term other bonds payable	$—	$124	$1,423	LIBOR+2.75%	$4,133	$10,206	LIBOR+2.75%

In the first nine months of 2010, we repurchased $168.0 million face amount of CDO bonds for $25.6 million. As a result, we extinguished $168.0 million face amount of CDO debt and recorded a gain on extinguishment of debt of $141.7 million.

On January 29, 2010, Newcastle entered into an Exchange Agreement, dated as of January 29, 2010 (the “Exchange Agreement”), with Taberna Capital Management, LLC and certain of its affiliates (collectively, “Taberna”), pursuant to which Newcastle and Taberna agreed to exchange (the “Exchange”) approximately $52.1 million aggregate principal amount of junior subordinated notes due 2035 for approximately $37.6 million face amount of previously issued CDO securities and approximately $9.7 million of cash held by Newcastle. In other words, $52.1 million face amount of Newcastle’s debt, in the form of junior subordinated notes payable, was repurchased and extinguished for GAAP purposes in exchange for (i) the payment of $9.7 million of cash and (ii) the reissuance of $37.6 million face amount of CDO bonds payable (which had previously been repurchased by Newcastle). In connection with the Exchange, Newcastle paid or reimbursed $0.6 million of expenses incurred by Taberna, various indenture trustees and their respective advisors in accordance with the terms of the Exchange Agreement. Newcastle accounted for this exchange as a troubled debt restructuring involving the partial repayments of debt. As a result, Newcastle recorded no gain or loss. The following table presents certain information regarding the Exchange, as of the date of the exchange:

			Consideration
	Repurchased junior subordinated notes		Cash	Reissued CDO bonds		Total
Outstanding face amount	$52,094		$9,715	$37,625		$47,340
Weighted average coupon	7.574	%(A)	N/A	LIBOR+ 0.66	%(B)
Maturity	April 2035			June 2052
Collateral	General credit of Newcastle			Assets within the respective CDOs

(A)	LIBOR + 2.25% after April 2016
(B)	Weighted average effective interest rate of approximately LIBOR+0.35% after the Exchange.

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

Each of our CDO financings contains tests that measure the amount of over collateralization and excess interest in the transaction. At issuance, each of our CDOs passed all of these tests. Failure to satisfy these tests would cause (or has caused) the cash flow that would otherwise be distributed to the more junior classes of securities (including those held by Newcastle) to be redirected to pay down the most senior class of securities outstanding until the tests are satisfied. As a result, our cash flow and liquidity are negatively impacted upon such a failure, and the impact could be (and has been) material. The table set forth below presents data, including the most recent quarterly cash flows received by Newcastle, for each of our CDOs, and sets forth which of the CDOs have satisfied these tests in the most recent quarter. The amounts set forth are as of September 30, 2010 unless otherwise noted (dollars in thousands). For those CDOs that have failed their applicable over collateralization tests, the impact of failing is already reflected in the cash flow set forth in the table. For those CDOs that have satisfied their applicable over collateralization tests, we could potentially lose substantially all of the cash flows from those CDOs in future quarters if we fail to satisfy the tests in the future. The amounts in the table reflect data at the CDO level and thus are different from the GAAP balance sheet due to intercompany amounts eliminated in Newcastle’s consolidated balance sheet.

	CDO IV			CDO V			CDO VI			CDO VIII			CDO IX			CDO X
Balance Sheet:
Assets Face Amount		$398,584			$423,609			$439,754			$928,270			$835,747			$1,365,959
Assets Fair Value		290,861			267,696			214,365			605,322			560,777			1,004,199
Issued Debt Face Amount (1)		356,616			392,251			362,921			678,313			580,125			1,224,250
Issued Debt Basis (1)		355,701			390,977			361,668			677,464			584,299			1,222,900
Quarterly net cash receipts (2)		$193			$1,656			$116			$4,506			$6,443			$3,702

Collateral Composition (3):	Face	Fair Value		Face	Fair Value		Face	Fair Value		Face	Fair Value		Face	Fair Value		Face	Fair Value
CMBS	$246,963	$155,398	BB-	$275,861	$153,792	BB-	$290,721	$106,217	B+	$234,089	$144,487	BB	$79,899	$66,552	BB	$925,277	$675,838	BBB-
REIT Debt	91,590	97,125	BBB-	74,404	78,272	BBB-	59,200	60,530	BB+	—	—	—	—	—	—	150,861	149,127	BB-
ABS	46,322	26,631	B+	69,929	31,850	B-	80,480	38,692	B	88,996	68,768	B+	3,232	2,871	BBB+	201,919	144,890	BB+
FNMA/FHLMC	—	—	—	3,415	3,782	AAA	—	—	—	—	—	—	—	—	—	—	—	—
Bank Loans	3,977	3,755	CCC-	—	—	—	9,353	8,926	CCC+	122,938	76,417	CC	135,646	96,013	D	29,188	10,982	CC
Mezzanine Loans / B-Notes / Whole Loans	9,732	7,952	BB+	—	—	—	—	—	—	333,225	233,475	CCC+	477,344	302,625	CCC+	—	—	—
CDO	—	—	—	—	—	—	—	—	—	90,503	23,656	B-	74,250	22,645	CCC+	35,529	177	C
Equity Securities	—	—	—	—	—	—	—	—	—	—	—	—	—	4,695	—	—	—	—
Restricted Cash for Reinvestment	—	—	—	—	—	—	—	—	—	58,519	58,519	—	65,376	65,376	—	23,185	23,185	—

Total	$398,584	$290,861	BB-	$423,609	$267,696	BB-	$439,754	$214,365	B+	$928,270	$605,322	B	$835,747	$560,777	CCC+	$1,365,959	$1,004,199	BB+

Collateral on Negative Watch (4)	$34,478			$45,053			$51,140			$113,602			$29,795			$340,132
CDO Cash Flow Triggers (5):

Over Collateralization (6):
As of September 2010 remittance Cushion (Deficit) ($)		$(54,513)			$1,991			$(167,624)			$104,652			$106,526			$39,543
As of October 2010 remittance Cushion (Deficit) ($)		—			—			$(148,696)			$102,843			$111,436			$43,951
Interest Coverage (6):
As of September 2010 remittance Cushion (Deficit) (%)		104.4%			162.1%			199.1%			246.2%			167.5%			174.5%
As of October 2010 remittance Cushion (Deficit) (%)		—			—			21.6%			278.6%			221.3%			293.7%
CDO Overview:
Effective		Sep-04			Feb-05			Aug-05			Mar-07			Jul-07			Dec-07
Reinvestment Period End (7)		Passed			Passed			Passed			Nov-11			May-12			Jul-12
Optional Call (8)		Jun-07			Dec-07			May-08			Dec-09			Jun-10			Aug-10
Auction Call (9)		Mar-14			Sep-14			Apr-15			Nov-16			May-17			Jul-17
WA Debt Spread (bps) (10)		71			57			34			44			57			34
Asset Average Life		2.8			3.3			2.6			3.9			3.8			3.9
Debt Average Life		2.6			2.6			3.5			3.3			4.4			4.9

(1)	Includes only CDO bonds issued to third parties and other Newcastle CDOs.
(2)	Represents net cash received from each CDO based on all of our interests in such CDO (including senior management fees) for the nine months ended September 30, 2010. Cash receipts for this period included $3.8 million of non-recurring interest, prepayment penalty, extension fees and yield maintenance fees, and $1.8 million of senior collateral management fees, and may not be indicative of cash receipts for subsequent periods. See “Cautionary Note Regarding Forward Looking Statements” for risks and uncertainties that could cause our receipts for subsequent periods to differ materially from these amounts.

Notes continued on next page.

(3)	Collateral composition is calculated as a percentage of the face amount of collateral and includes CDOs bonds of $200.3 million and other bonds of $92.2 million issued by Newcastle, which are eliminated in consolidation. The fair value of these CDO bonds and other bonds was $46.5 million and $68.4 million at September 30, 2010, respectively. Also reflected are weighted average credit ratings, which were determined by third party rating agencies as of a particular date, may not be current and are subject to change (including a “negative watch” assignment) at any time.
(4)	Represents the face amount of collateral on negative watch for possible downgrade by at least one rating agency (Moody’s, S&P or Fitch) as of the determination date of September 17, 2010 for CDOs IV and V, as these deals only report actual over collateralization excess percentages on a quarterly basis, and as of the determination date of October 18, 2010 for all other CDOs. The amounts include bonds of $55.3 million issued by Newcastle, which are eliminated in consolidation and not reflected in our investment portfolio segments.
(5)	Each of our CDO financings contains tests that measure the amount of over collateralization and excess interest in the transaction. Failure to satisfy these tests would cause the principal and/or interest cashflow that would otherwise be distributed to more junior classes of securities (including those held by Newcastle) to be redirected to pay down the most senior class of securities outstanding until the tests are satisfied. As a result, our cash flow and liquidity are negatively impacted upon such a failure, and the impact could be material. Each CDO contains tests at various over collateralization and interest coverage percentage levels. The trigger percentages used above represent the first threshold at which cashflows would be redirected as described in this footnote. The data presented is as of the most recent remittance date on or before September 30, 2010 or October 31, 2010, as applicable, and may change or have changed subsequent to that date. CDO IV and V only report on a quarterly basis and, therefore, no updated October 2010 information is available. In addition, our CDOs may also contain specific over collateralization tests that, if failed, can result in the occurrence of an event of default or our being removed as collateral manager of the CDO. Failure of the over collateralization tests can also cause a “phantom income” issue if cash that constitutes income is diverted to pay down debt instead of distributed to us. As of the September 2010 remittance date for CDO IV and as of the October 2010 remittance date for CDO VI, these CDOs were not in compliance with their applicable over collateralization tests and, consequently, we are not receiving cash flows from these CDOs (other than senior management fees). Based upon our current calculations, we expect these portfolios to remain out of compliance for the foreseeable future. Moreover, given current market conditions, it is possible that all of our CDOs could be out of compliance with their over collateralization tests as of one or more measurement dates within the next twelve months. Our ability to rebalance will depend upon the availability of suitable securities, market prices, whether the reinvestment period of the applicable CDO has ended, and other factors that are beyond our control. Such rebalancing efforts may be extremely difficult given current market conditions and we cannot assure you that we will be successful in our rebalancing efforts. If the liabilities of our CDOs are downgraded by Moody’s to certain predetermined levels, our discretion to rebalance the applicable CDO portfolios may be negatively impacted. Moreover, if we bring these coverage tests into compliance, we cannot assure you that they will not fall out of compliance in the future or that we will be able to correct any noncompliance. For a more detailed discussion of the impact of CDO financings on our cash flows, see Part II, Item 1A, “Risk Factors – The use of CDO financings with coverage tests may have a negative impact on our operating results and cash flows.”
(6)	Represents excess or deficiency under the applicable over collateralization or interest coverage tests to the first threshold at which cash flow would be redirected. We generally do not receive material cash flow from the CDO until a deficiency is corrected. Ratings downgrades of assets in our CDOs can negatively impact compliance with the over collateralization tests. Generally, the over collateralization test measures the principal balance of the specified pool of assets in a CDO against the corresponding liabilities issued by the CDO. However, based on ratings downgrades, the principal balance of an asset or of a specified percentage of assets in a CDO may be deemed reduced below their current balance to levels set forth in the related CDO documents for purposes of calculating the over collateralization test. As a result, ratings downgrades can reduce the principal balance of the assets used in the over collateralization test relative to the corresponding liabilities in the test, thereby reducing the over collateralization percentage. In addition, actual defaults of an asset would also negatively impact compliance with the over collateralization tests. Failure to satisfy an over collateralization test could result in the redirection of cashflows as described in footnote 5 above or, in certain instances, in our removal as manager of the applicable portfolio.
(7)	Our CDO financings typically have a 5 year reinvestment period. Generally, after such period ends, principal payments on the collateral are used to paydown the most senior debt outstanding. Prior to the end of the reinvestment period, principal payments received on the collateral are reinvested.
(8)	At the option call date, Newcastle, as the equity holder, has the right to payoff the CDO bonds at their related redemption price.
(9)	At the auction call date, there is a mandatory auction of the assets. If the prices are sufficient to pay off the outstanding CDO bonds, the assets will be sold and the CDO bonds will be redeemed.
(10)	Debt spread represents the spread above the benchmark interest rate (LIBOR or U.S. Treasuries) that Newcastle pays on its debt.

The following table sets forth further information with respect to the bonds of our consolidated CDO financings as of September 30, 2010 (dollars in thousands):

		Current Face Amount (1)
		Held By			Total
Class	Original Face Amount	Third Parties	Newcastle CDOs (2)	Newcastle Outside of its CDOs (3)		Stated Interest Rate
CDO IV
Class I	$353,250	$295,895	$—	$1,685	$297,580	LIBOR +	0.40%
Class II-FL	13,000	3,030	—	10,101	13,131	LIBOR +	0.65%
Class II-FX	7,250	2,096	5,503	—	7,599		4.73%
Class III-FL	7,500	5,089	—	2,545	7,634	LIBOR +	1.00%
Class III-FX	15,000	11,966	—	911	12,877		5.11%
Class IV-FL	9,000	8,272	—	—	8,272	LIBOR +	2.25%
Class IV-FX	9,000	9,736	—	—	9,736		6.34%
Class V	13,500	—	15,029	—	15,029		8.67%
Preferred	22,500	—	—	22,500	22,500		N/A

	$450,000	$336,084	$20,532	$37,742	$394,358

CDO V
Class I	$388,000	$309,251	$—	$—	$309,251	LIBOR +	0.34%
Class II-FL	23,500	23,500	—	—	23,500	LIBOR +	0.55%
Class III-FL	23,000	23,000	—	—	23,000	LIBOR +	0.90%
Class IV-FL	8,000	4,000	—	4,000	8,000	LIBOR +	1.90%
Class IV-FX	12,000	12,000	—	—	12,000		6.26%
Class V	20,500	—	20,500	—	20,500		6.94%
Preferred	25,000	—	—	25,000	25,000		N/A

	$500,000	$371,751	$20,500	$29,000	$421,251

CDO VI
Class I-MM LT	$323,000	$272,309	$—	$—	$272,309	LIBOR +	0.25%
Class I-B	59,000	59,000	—	—	59,000	LIBOR +	0.40%
Class II	33,000	23,243	—	10,105	33,348	LIBOR +	0.50%
Class III-FL	15,000	5,089	—	10,179	15,268	LIBOR +	0.80%
Class III-FX	5,000	—	—	5,469	5,469		5.67%
Class IV-FL	9,600	619	—	9,294	9,913	LIBOR +	1.70%
Class IV-FX	2,400	2,661	—	—	2,661		6.55%
Class V	21,000	—	—	23,755	23,755		7.81%
Preferred	32,000	—	—	32,000	32,000		N/A

	$500,000	$362,921	$—	$90,802	$453,723

CDO VIII (4)
Class I-A	$462,500	$462,500	$—	$—	$462,500	LIBOR +	0.28%
Class I-AR	60,000	60,000	—	—	60,000	LIBOR +	0.34%
Class I-B	38,000	4,000	—	34,000	38,000	LIBOR +	0.36%
Class II	42,750	—	29,000	13,750	42,750	LIBOR +	0.42%
Class III	42,750	20,000	22,750	—	42,750	LIBOR +	0.50%
Class IV	28,500	—	—	—	—	LIBOR +	0.60%
Class V	28,500	28,500	—	—	28,500	LIBOR +	0.75%
Class VI	27,313	—	—	—	—	LIBOR +	0.80%
Class VII	21,375	—	—	—	—	LIBOR +	0.90%
Class VIII	22,562	11,063	8,250	3,250	22,563	LIBOR +	1.45%
Class IX-FL	6,000	6,000	—	—	6,000	LIBOR +	1.80%
Class IX-FX	7,600	7,600	—	—	7,600		6.80%
Class X	19,650	18,650	—	—	18,650	LIBOR +	2.25%
Class XI	26,125	—	—	24,125	24,125	LIBOR +	2.50%
Class XII	28,500	—	—	28,500	28,500		7.50%
Preferred	87,875	—	—	87,875	87,875		N/A

	$950,000	$618,313	$60,000	$191,500	$869,813

Continued on next page.

		Current Face Amount (1)
		Held By			Total
Class	Original Face Amount	Third Parties	Newcastle CDOs (2)	Newcastle Outside of its CDOs (3)		Stated Interest Rate
CDO IX (4)
Class A-1	$379,500	$379,500	$—	$—	$379,500	LIBOR +	0.26%
Class A-2	115,500	115,500	—	—	115,500	LIBOR +	0.47%
Class B	37,125	35,125	—	2,000	37,125	LIBOR +	0.65%
Class C	33,000	—	—	—	—	LIBOR +	0.93%
Class D	20,625	—	—	—	—	LIBOR +	1.00%
Class E	24,750	—	—	24,750	24,750	LIBOR +	1.10%
Class F	18,562	—	—	18,562	18,562	LIBOR +	1.30%
Class G	18,562	—	—	11,262	11,262	LIBOR +	1.50%
Class H	21,656	—	8,751	9,305	18,056	LIBOR +	2.50%
Class J	21,656	—	21,656	—	21,656	LIBOR +	3.00%
Class K	19,593	—	19,593	—	19,593	LIBOR +	3.50%
Class L	23,718	—	—	23,718	23,718		7.50%
Class M	39,187	—	—	39,187	39,187		8.00%
Preferred	51,566	—	—	51,566	51,566		N/A

	$825,000	$530,125	$50,000	$180,350	$760,475

CDO X (4)
Class A-1	$980,000	$980,000	$—	$—	$980,000	LIBOR +	0.26%
Class A-2	140,000	140,000	—	—	140,000	LIBOR +	0.35%
Class A-3	99,750	55,000	10,000	—	65,000	LIBOR +	0.60%
Class B	28,000	—	—	—	—	LIBOR +	1.25%
Class C	40,250	—	39,250	—	39,250	LIBOR +	1.75%
Class D	22,000	—	—	22,000	22,000	LIBOR +	2.50%
Class E	13,500	—	—	13,500	13,500	LIBOR +	3.00%
Class F	14,000	—	—	14,000	14,000		9.04%
Preferred	62,500	—	—	62,500	62,500		N/A

	$1,400,000	$1,175,000	$49,250	$112,000	$1,336,250

(1)	The amounts presented in these columns exclude the face amount of any cancelled bonds within an applicable class.
(2)	Amounts in this column represent the amount of bonds of the applicable class held by Newcastle’s consolidated CDOs. These bonds are eliminated in Newcastle’s consolidated balance sheet.
(3)	Amounts in this column represent the amount of bonds of the applicable class held as investments by Newcastle outside of its non-recourse financing structures.
(4)	These CDOs issued the following interest only fixed-rate notes with a 5-year maturity from inception:

•	CDO VIII Class S with a notional amount of $33.9 million at 5.41%

•	CDO IX Class S with a notional amount of $33.5 million at 5.45%

•	CDO X Class S with a notional amount of $24.2 million at 5.78%

Stockholders’ Equity

Common Stock

The following table presents information on shares of our common stock issued during the nine months ended September 30, 2010:

Shares Issued	Range of Issue Prices (1)	Net Proceeds (millions)	Options Granted to Manager
9,112,432	$3.13	$28.5	N/A

(1)	Excludes prices of shares issued pursuant to the exercise of options and of shares issued to our independent directors. Includes prices of shares issued in exchange for preferred shares.

At September 30, 2010, we had 62,024,945 shares of common stock outstanding. See “Preferred Stock” below for a discussion of common stock issued in exchange for preferred stock.

As of September 30, 2010, our outstanding options had a weighted average strike price of $26.64 and were summarized as follows:

Held by the Manager	1,686,447
Issued to the Manager and subsequently transferred to certain of the Manager’s employees	798,162
Held by the independent directors	14,000

Total	2,498,609

As of September 30, 2010, approximately 3.8 million shares of our common stock were held by Fortress, through its affiliates, and its principals.

No dividends were declared with respect to our common stock related to the nine months ended September 30, 2010.

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

As of September 30, 2010, $2.3 million of dividends on Newcastle’s cumulative preferred stock were unpaid and in arrears.

Accumulated Other Comprehensive Income (Loss)

During the nine months ended September 30, 2010, our accumulated other comprehensive income (loss) changed due to the following factors (in thousands):

	Gains (Losses) on Cash Flow Hedges	Gains (Losses) on Securities	Total Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss), December, 31, 2009	$(180,895)	$(452,923)	$(633,818)
Deconsolidation of unrealized loss on securities in CDO VII	—	40,715	40,715
Deconsolidation of unrealized loss on derivatives designated as cash hedges in CDO VII	28,514	—	28,514
Net unrealized gain (loss) on securities	—	341,566	341,566
Reclassification of net realized (gain) loss on securities into earnings	—	66,047	66,047
Net unrealized gain (loss) on derivatives	(48,758)	—	(48,758)
Reclassification of net realized (gain) loss on derivatives designated as cash flow hedges into earnings	14,353	—	14,353

Accumulated other comprehensive income (loss), September 30, 2010	$(186,786)	$(4,595)	$(191,381)

Our GAAP equity changes as our real estate securities portfolio and derivatives are marked to market each quarter, among other factors. The primary causes of mark to market changes are changes in interest rates and credit spreads. During the nine months ended September 30, 2010, a net tightening of credit spreads has caused a net decrease in unrealized losses recorded in accumulative other comprehensive income on our real estate securities. Net unrealized losses on derivatives designated as cash flow hedges increased for the nine months ended September 30, 2010 primarily as a result of decreases in long-term interest rates. In addition, accumulated other comprehensive loss decreased as a result of the deconsolidation of the unrealized losses on securities and derivatives for CDO VII.

See “- Market Considerations” above for a further discussion of recent trends and events affecting our unrealized gains and losses as well as our liquidity.

Cash Flow

Operating Activities

Net cash flow provided by (used in) operating activities decreased to $51.0 million for the nine months ended September 30, 2010 from $71.5 million for the nine months ended September 30, 2009. This change primarily resulted from the acquisition and settlement of our investments as described above, and the performance thereof.

Operating Activities – Direct Method Comparison

Cash interest received for investments in securities and loans decreased approximately $45.1 million as a result of a lower average balance of interest earning securities and loans of $4.4 billion in the first nine months of 2010 compared to $5.5 billion in the first nine months of 2009, a decrease in the weighted average interest rate to 5.04% in the first nine months of 2010 from 5.09% in the first nine months of 2009 and the redirection of defaulted interests in certain CDOs. The lower interest earning asset balance is primarily a result of paydowns and delinquencies. Prepayment penalty income decreased by $2.9 million for the nine months ended September 30, 2010 due to a higher volume of asset prepayment in the first nine months of 2009.

Cash interest paid decreased approximately $26.8 million due to a lower average debt balance of $3.7 billion in the first nine months of 2010 compared to $4.9 billion in the first nine months of 2009 and a decrease in the weighted average funding cost, including the effect of hedges to 3.37% from 3.49 % for the nine months ended September 30, 2010 and September 30, 2009, respectively.

Investing Activities

Investing activities provided (used) $185.6 million and $185.5 million during the nine months ended September 30, 2010 and 2009, respectively. Investing activities consisted primarily of investments made in certain real estate securities, loans and other real estate related assets, offset by proceeds from the sale or settlement of investments.

Financing Activities

Financing activities provided (used) ($246.6) million and ($233.5) million during the nine months ended September 30, 2010 and 2009, respectively. The return of restricted cash from refinancing activities, the refinancing of our manufactured housing loan portfolio I and return of margin deposits served as the primary sources of cash flow from financing activities. Offsetting uses included the repayment of debt as described above, the payment of related deferred financing costs, the payment of preferred dividends, the payment related to the exchange of the junior subordinated notes, as well as the payment related to the preferred stock exchange described under “ – Preferred Stock” above.

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

As of September 30, 2010, we had the following material off-balance sheet arrangements.

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

•	We have made investments in three equity method investees, two of which are dormant at September 30, 2010 and the other of which is immaterial to our financial condition, liquidity and operations.

In each case, our exposure to loss is limited to the carrying (fair) value of our investment.

CONTRACTUAL OBLIGATIONS

During the first nine months of 2010, we had all of the material contractual obligations referred to in our annual report on Form 10-K for the year ended December 31, 2009, excluding the debt which was repaid or repurchased, as described in “– Liquidity and Capital Resources,” as well as the following:

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

AFFO is calculated as follows (in thousands):

	For the Nine Months Ended September 30,
	2010	2009
Income (loss) applicable to common stockholders	$460,266	$(239,934)
Operating real estate depreciation	—	(124)

Adjusted Funds from Operations (AFFO)	$460,266	$(240,058)

Adjusted Funds from Operations was derived from our segments as follows (in thousands):

	Book Equity at September 30, 2010	AFFO for the nine Months Ended September 30, 2010
CDOs	(496,962)	384,559
Other nonrecourse	52,387	38,002
Recourse	—	(276)
Corporate - unlevered	$42,732	$23,727
Corporate - other (1)	(59,543)	14,254

Total (2)	(461,386)	460,266

Preferred stock	61,583
Accumulated depreciation	—
Accumulated other comprehensive income (loss)	(191,381)

Net GAAP equity	$(591,184)

(1)	Corporate – other AFFO represents $43,043 of the excess of carrying amount of exchanged preferred stock over fair value of consideration paid (described in “ – Preferred Stock” above), ($6,058) of preferred dividends, ($2,605) of interest expense on our junior subordinated notes payable and interest rate swaps, and ($20,126) of corporate general and administrative expenses and management fees for the nine months ended September 30, 2010.
(2)	Invested common equity is equal to GAAP equity excluding preferred stock, accumulated depreciation and accumulated other comprehensive income (loss).

As a result of the effect of the other-than-temporary impairment on our AFFO, we expect that there will be no incentive compensation payable to the Manager for an indeterminate amount of time.

NET INTEREST INCOME LESS EXPENSES (NET OF PREFERRED DIVIDENDS)

Newcastle has five primary variables that impact its operating performance: (i) the current yield earned on its investments that are not included in non-recourse financing structures (i.e., unlevered investments and investments subject to recourse debt), (ii) the net yield it earns from its non-recourse financing structures, (iii) the interest expense and dividends incurred under its recourse debt and preferred stock, (iv) its operating expenses, and (v) its realized and unrealized gains on its investments and its debt obligations, including impairment. Net Interest Income Less Expenses (Net of Preferred Dividends) is a measure of the operating performance of the Company that excludes the fifth variable listed above. It is used by management to gauge the current performance of the Company without taking into account gains and losses, which, although they represent a part of our recurring operations, are subject to significant variability and are only a potential indicator of future economic performance. Management views Net Interest Income Less Expenses (Net of Preferred Dividends) as Newcastle’s “core” current earnings, while gains and losses (including impairment) are simply a potential indicator of future earnings. Management believes that Net Interest Income Less Expenses (Net of Preferred Dividends) provides investors with useful information regarding the Company’s “core” current earnings, and it enables investors to evaluate the Company’s current performance using the same measure that management uses to operate the business.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Income (loss) applicable to common stockholders	$162,107	$49,663	$460,266	$(239,934)
Add (Deduct):
Impairment (including the reversal of prior valuation allowance on loans)	(95,319)	90,802	(205,846)	521,679
Other (income) loss	(36,662)	(128,869)	(146,589)	(196,471)
(Income) loss from discontinued operations	(213)	(79)	(186)	96
Excess of carrying amount of exchanged preferred stock over fair value of consideration paid - Note 9	—	—	(43,043)	—

	$29,913	$11,517	$64,602	$85,370

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

As of September 30, 2010, a 100 basis point increase in short term interest rates would increase our earnings by approximately $1.6 million per annum, assuming a static portfolio of current investments and financings.

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

Changes in the value of our assets could affect our ability to borrow and access capital. As of September 30, 2010, a 100 basis point change in short term interest rates would impact our net book value by approximately $10.8 million, assuming a static portfolio of current investments and financings.

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

As of September 30, 2010, a 25 basis point movement in credit spreads would impact our net book value by approximately $22.0 million, assuming a static portfolio of current investments and financings, but would not directly affect our earnings or cash flow.

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

Over the past two years, the U.S. government has taken a number of steps to attempt to stabilize the global financial markets and U.S. economy, including direct government investments in, and guarantees of, troubled financial institutions as well as government-sponsored programs such as the Term Asset-Backed Securities Loan Facility program (TALF) and the Public Private Investment Partnership Program (PPIP). The U.S. government is also currently evaluating or implementing an array of other measures and programs that purport to help improve U.S. financial and market conditions. While conditions appear to have improved relative to the depths of the global financial crisis, it is not clear whether this improvement is real or will last for a significant period of time. Moreover, it is not clear what impact the government’s future plans to improve the global economy and financial markets will have on our business. To date, we have not benefited in a direct, material way from any government programs, and we may not derive any meaningful benefit from these programs in the future. Moreover, if any of our competitors are able to benefit from one or more of these initiatives, they may gain a significant competitive advantage over us.

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

We have retained, and may in the future retain or repurchase, subordinate classes of bonds issued by certain of our subsidiaries in our CDO financings. Each of our CDO financings contains tests that measure the amount of over collateralization and excess interest in the transaction. Failure to satisfy these tests would result in principal and/or interest cash flow that would otherwise be distributed to more junior classes of securities (including those held by Newcastle) to be redirected to pay down the most senior class of securities outstanding until the tests are satisfied. As a result, failure to satisfy the coverage tests could adversely affect our operating results and cash flows by temporarily or permanently directing funds that would otherwise come to us to holders of the senior classes of bonds. In addition, the redirected funds would be used to pay down financing, which currently bears an attractive rate, thereby reducing our future earnings from the affected CDO. The ratings assigned to the assets in each CDO affect the results of the tests governing whether a CDO can distribute cash to the various classes of securities in the CDO. As a result, ratings downgrades of the assets in a CDO can result in a CDO failing its tests and thereby cause us not to receive cash flows from the affected CDO. We note that we have approximately $614.2 million of assets in our consolidated CDOs as of October 31, 2010 that are under negative watch for possible downgrade by at least one of the rating agencies. One or more of the rating agencies could downgrade some or all of these assets at any time, and any such downgrade could affect – and possibly materially affect – our future cash flows. As of the September 2010 remittance date for CDO IV and as of the October 2010 remittance date for CDO VI, these CDOs were not in compliance with their applicable over collateralization tests and, consequently, we are not receiving cash flows from these CDOs (other than senior management fees). Based upon our current calculations, we expect these CDOs to remain out of compliance for the foreseeable future. Moreover, given current market conditions, it is possible that all of our CDOs could be out of compliance with their over collateralization tests as of one or more measurement dates within the next twelve months.

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

In addition, we can be removed as manager of a CDO if certain events occur, including the failure to satisfy specific over collateralization and interest coverage tests, failure to satisfy certain “key man” requirements or an event of default occurring for the failure to pay interest on the related senior classes of securities of the CDO. If we are removed as collateral manager, we would no longer receive management fees from — and no longer be able to manage the assets of — the applicable CDO, which would negatively affect our cash flows, business, results of operations and financial condition. We note that on November 4, 2009, CDO VII failed additional over collateralization tests. The consequences of failing these tests are that an event of default has occurred, and we may be removed as the collateral manager under the documentation governing CDO VII. So long as the event of default continues, we will not be permitted to purchase or sell any collateral in CDO VII. If we are removed as the collateral manager of CDO VII, we would no longer receive the senior management fees from such CDO. As of November 5, 2010, we have not been removed as collateral manager. Based upon our current calculations, we estimate that if we are removed as the collateral manager of CDO VII, the loss of senior management fees would not have a material negative impact on our cash flows, business, results of operations or financial condition. However, given current market conditions, it is possible that events of default may occur in other CDOs, and we could be removed as the collateral manager of those CDOs if certain events of default occur. Moreover, our cash flows, business, results of operations and/or financial condition could be materially and negatively impacted if certain events of default occur.

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

We may become party to financing agreements that require us to make cash payments at periodic intervals or upon the occurrence of certain events. Events could occur or circumstances could arise, which we may not be able to foresee, that may cause us to be unable to make any such cash payments when they become due. Failure to make the payments required under our financing documents would give the lenders the right to require us to repay all amounts owed to them under the applicable financing immediately.

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

Our failure to qualify as a REIT would create issues under a number of our financings and other agreements and would cause our common and preferred stock to be delisted from the NYSE.

Our failure to qualify as a REIT would create issues under a number of our financing and other agreements. In addition, the New York Stock Exchange requires, as a condition to the continued listing of our common and preferred shares, that we maintain our REIT status. Consequently, if we fail to maintain our REIT status, our common and preferred shares would promptly be delisted from the NYSE, which would decrease the trading activity of such shares. This could make it difficult to sell shares and could cause the market volume of the shares trading to decline.

If Newcastle was delisted as a result of losing its REIT status and desired to relist its shares on the NYSE, the Company would have to reapply to the NYSE to be listed as a domestic corporation. As the NYSE’s listing standards for REITs are less onerous than its standards for domestic corporations, it would be more difficult for the Company to become a listed company under these heightened standards. Given current conditions, Newcastle may not be able to satisfy the NYSE’s listing standards for a domestic corporation. As a result, if it were delisted from the NYSE, it may not be able to relist as a domestic corporation, and thus the Company’s common and preferred shares could not trade on the NYSE.

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

As of December 31, 2009, we had a loss carryforward, inclusive of net operating loss and capital loss, of approximately $908 million. The net operating loss carryforward and capital loss carryforward can generally be used to offset future ordinary taxable income and capital gain, respectively. As a result, we do not expect that there will be any REIT distribution requirements for the year ending December 31, 2010.

The IRS tax rules regarding recognizing capital losses and ordinary income for our non-recourse financings, coupled with current REIT distribution requirements, could result in our recognizing significant taxable net income without receiving an equivalent amount of cash proceeds from which to make required distributions. This disconnect could have a serious, negative affect on us.

We may experience issues regarding the characterization of income for tax purposes. For example, we may recognize significant ordinary income, which we would not be able to offset with capital losses, which could, in turn, increase the amount of income we would be required to distribute to shareholders in order to maintain our REIT status. This disconnect could occur in the case of one or more of our non-recourse financing structures, including off balance sheet structures such as our subprime securitizations and non-consolidated CDOs, where we incur capital losses on the related assets, and ordinary income from the cancellation of the related non-recourse financing if the ultimate proceeds from the assets are insufficient to repay such debt. Through September 30, 2010, no such cancellation of CDO debt has been effected as a result of losses incurred. In the case of our subprime securitizations, $1.8 million of such cancellations had been effected through September 30, 2010 and we expect such cancellations will continue as losses are realized. This disconnect could also occur as a result of the repurchase of our outstanding debt at a discount as the gain recorded upon the cancellation of indebtedness is characterized as ordinary income for tax purposes. We have repurchased our debt at a discount in the past, and we intend to attempt to do so in the future. During 2009, we repurchased $246.7 million face amount of our outstanding CDO debt at a discount, and recorded $215.3 million of gain. During the first three quarters of 2010, we purchased $168.0 million face amount of our outstanding CDO debt at a discount, and recorded $141.7 million of gain. In compliance with current tax laws, we have the ability to defer the ordinary income recorded as a result of the cancellation of indebtedness to future years and intend to defer all or a portion of such gain for 2009 and 2010. While such deferral may postpone the effect of the disconnect in the ability to offset taxable income and losses, it does not eliminate it.

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

The trading price of our common shares has recently been volatile. Moreover, future share price fluctuations could likely be subject to similarly wide price fluctuations in the future in response to various factors, including:

•	market conditions in the broader stock market in general, or in the REIT or real estate industry in particular;

•	market perception of our current and projected financial condition, potential growth, future earnings and future cash dividends;

•	announcements we make regarding dividends;

•	actual or anticipated fluctuations in our quarterly financial and operating results;

•	market perception or media coverage of our manager or its affiliates;

•	actions by rating agencies;

•	short sales of our common stock;

•	issuance of new or changed securities analysts’ reports or recommendations;

•	media coverage of us, other REITs or the outlook of the real estate industry;

•	major reductions in trading volumes on the exchanges on which we operate;

•	credit deterioration within our portfolio;

•	legislative or regulatory developments, including changes in the status of our regulatory approvals or licenses; and

•	litigation and governmental investigations.

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

Sales of our common stock or other securities in the public or private market, or the perception that these sales may occur, could cause the market price of our common stock to decline. This could also impair our ability to raise additional capital through the sale of our equity securities. Under our certificate of incorporation, we are authorized to issue up to 500,000,000 shares of common stock, of which 62,024,945 shares of common stock were outstanding as of September 30, 2010. We cannot predict the size of future issuances of our common stock or other securities or the effect, if any, that future sales and issuances would have on the market price of our common stock.

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

NEWCASTLE INVESTMENT CORP. November 9, 2010

By:	/s/ Kenneth M. Riis
Kenneth M. Riis Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Brian C. Sigman
Brian C. Sigman
Chief Financial Officer and Chief Accounting Officer

November 9, 2010