Form 10-K
period 2010-12-31
NEWCASTLE INVESTMENT CORP
filed 2011-03-03
CIK 1175483

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended     December 31, 2010

or

—	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

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

          Yes             No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K      X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer              Accelerated Filer    X      Non-accelerated Filer            Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (Check One):

          Yes    X        No

The aggregate market value of the common stock held by non-affiliates as of June 30, 2010 (computed based on the closing price on such date as reported on the NYSE) was: $155 million.

The number of shares outstanding of the registrant’s common stock was 62,027,184 as of February 17, 2011.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, the operating performance of our investments, the stability of our earnings, and our financing needs. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “endeavor,” “seek,” “anticipate,” “estimate,” “overestimate,” “underestimate,” “believe,” “could,” “project,” “predict,” “continue” or other similar words or expressions. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Our ability to predict results or the actual outcome of future plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

—	reductions in cash flows received from our investments;
—	our ability to take advantage of opportunities in additional asset classes or types of assets at attractive risk-adjusted prices;
—	our ability to deploy capital accretively;
—	the risks that default and recovery rates on our real estate securities and loan portfolios exceed our underwriting estimates;
—	the relationship between yields on assets which are paid off and yields on assets in which such monies can be reinvested;
—	the relative spreads between the yield on the assets we invest in and the cost of financing;
—	changes in economic conditions generally and the real estate and bond markets specifically;
—	adverse changes in the financing markets we access affecting our ability to finance our investments, or in a manner that maintains our historic net spreads;
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

Overview

Newcastle Investment Corp. (“Newcastle”) is a real estate investment and finance company. Newcastle invests in, and actively manages, a portfolio of real estate securities, loans and other real estate related assets. Our objective is to maximize the difference between the yield on our investments and the cost of financing these investments while hedging our interest rate risk, where feasible and appropriate. We emphasize portfolio management, asset quality, liquidity, diversification, match funded financing and credit risk management.

We conduct our business through the following segments: (i) investments financed with non-recourse collateralized debt obligations (“CDOs”), (ii) investments financed with other non-recourse debt, (iii) investments and debt repurchases financed with recourse debt, (iv) unlevered investments, and (v) corporate. Further details regarding the revenues, net income (loss) and total assets of each of our segments for each of the last three fiscal years are presented in Note 3 to Part II, Item 8, “Financial Statements and Supplementary Data.”

The following table summarizes our segments at December 31, 2010:

	Non-Recourse (A)
	CDOs	Other Non-Recourse (B)	Recourse (C)	Unlevered (D)	Corporate	Inter-segment Elimination (E)	Total
GAAP
Investments	$2,713,044	$740,596	$-	$39,397	$-	$(34,185)	$3,458,852
Cash and restricted cash	157,005	-	-	12	33,512	-	190,529
Derivative assets	7,067	-	-	-	-	-	7,067
Other assets	29,110	96	-	150	1,307	-	30,663

Total assets	2,906,226	740,692	-	39,559	34,819	(34,185)	3,687,111

Debt	(3,029,273)	(694,787)	(4,683)	-	(51,253)	34,185	(3,745,811)
Derivative liabilities	(160,660)	(16,201)	-	-	-	-	(176,861)
Other liabilities	(6,353)	(2,092)	(2)	(96)	(3,481)	-	(12,024)

Total liabilities	(3,196,286)	(713,080)	(4,685)	(96)	(54,734)	34,185	(3,934,696)

Preferred stock	-	-	-	-	(61,583)	-	(61,583)

GAAP book value	$(290,060)	$27,612	$(4,685)	$39,463	$(81,498)	$-	$(309,168)

(A)	Assets held within CDOs and other non-recourse structures are not available to satisfy obligations outside of such financings, except to the extent we receive net cash flow distributions from such structures. Furthermore, our economic losses from such structures cannot exceed our invested equity in them and economically their book value cannot be less than zero. Therefore, impairment recorded in excess of our investment, which results in negative GAAP book value for a given non-recourse financing structure, cannot economically be incurred and will eventually be reversed through amortization, sales at gains, or as gains at the deconsolidation or termination of such non-recourse financing structure.

(B)	Included in the other non-recourse segment was $403.8 million of Investments and Debt at December 31, 2010, representing the loans subject to call option of the two subprime securitizations and the corresponding financing.

(C)	The $4.7 million recourse debt was secured by $46.3 million of notes issued by Newcastle CDO VI, which was repurchased by Newcastle in December 2010 and was eliminated in consolidation.

(D)	The following table summarizes the investments in the unlevered segment as of December 31, 2010:

	Outstanding Face Amount	Carrying Value	Number of Investments
Real estate securities	$186,081	$600	25
Real estate related loans*	97,106	32,475	5
Residential mortgage loans	1,169	298	27
Other investments	N/A	6,024	1

	$284,356	$39,397	58

* A mezzanine loan with a $28.0 million face amount and carrying value was repaid in full in February 2011.

(E)	Represents the elimination of investments and financings and their related income and expenses between segments as the corresponding inter-segment investments and financings are presented on a gross basis within each segment.

Our investments currently cover four distinct categories:

1) Real Estate Securities:	We underwrite, acquire and manage a diversified portfolio of credit sensitive real estate securities, including commercial mortgage backed securities (CMBS), senior unsecured REIT debt issued by REITs, real estate related asset backed securities (ABS), including subprime securities, and FNMA/FHLMC securities. As of December 31, 2010, our real estate securities represented 50.5% of our assets.

2) Real Estate Related Loans:	We acquire and originate loans to real estate owners, including B-notes, mezzanine loans, corporate bank loans, and whole loans. As of December 31, 2010, our real estate related loans represented 21.1% of our assets.

3) Residential Mortgage Loans:	We acquire residential mortgage loans, including manufactured housing loans and subprime mortgage loans. As of December 31, 2010, our residential mortgage loans represented 10.3% of our assets.

4) Operating Real Estate:	We acquire and manage direct and indirect interests in operating real estate. As of December 31, 2010, our operating real estate represented 0.9% of our assets.

In addition, Newcastle had restricted and unrestricted cash and other miscellaneous net assets, which represented 17.2% of our assets at December 31, 2010.

Newcastle’s stock is traded on the New York Stock Exchange under the symbol “NCT.” Newcastle is a real estate investment trust for federal income tax purposes and is externally managed and advised by an affiliate of Fortress Investment Group LLC, or Fortress. For its services, our manager is entitled to a management fee and incentive compensation pursuant to a management agreement. Fortress, through its affiliates, and principals of Fortress collectively owned 3.8 million shares of our common stock and Fortress, through its affiliates, had options to purchase an additional 1.7 million shares of our common stock, which were issued in connection with our equity offerings, representing approximately 8.6% of our common stock on a fully diluted basis, as of December 31, 2010.

During the year ended December 31, 2010, Newcastle actively pursued opportunities to strengthen our balance sheet. We executed a number of transactions that reduced our long-term and short-term debt obligations, thereby improving our liquidity position and increasing value for our common stockholders.

Highlighted below are the significant transactions executed during the year.

•

In January 2010, we entered into an exchange agreement pursuant to which we exchanged $52.1 million face amount of Newcastle’s junior subordinated notes payable for (i) the payment of $9.7 million of cash, and (ii) the reissuance of $37.6 million face amount of CDO bonds payable (which had previously been repurchased by Newcastle).

•

In March 2010, we exchanged 9,091,668 shares of our common stock and $16.0 million of cash for 1,152,679 shares of Series B Preferred stock, 1,104,000 shares of Series C Preferred stock, and 1,380,000 shares of Series D Preferred stock.

•

In April 2010, we completed a securitization transaction to refinance approximately $164.1 million outstanding principal balance of manufactured housing loans. We issued approximately $134.5 million aggregate principal amount of asset-backed notes, of which $97.6 million was sold to third parties and $36.9 million was sold to certain CDOs managed and consolidated by Newcastle. We used the gross proceeds received from the issuance of the notes to repay the previously existing financing on this portfolio in full, terminate the related interest rate swap contracts, pay the related transaction costs and increase our unrestricted cash by approximately $14 million.

•

In December 2010, we completed a series of transactions whereby we repurchased approximately $257 million current principal balance of Newcastle CDO VI Class I-MM notes (the “Notes”) at a price of 67.5% of par. We purchased the Notes using a combination of restricted cash, unrestricted cash and proceeds from a new repurchase facility. The $18.7 million (as of December 31, 2010) repurchase facility has a one-year term and bears interest at a rate of LIBOR + 1.50%.

The following table compares the beginning and the end of year balances of our unrestricted cash, certain of our debt obligations, preferred and common stocks of Newcastle (dollars in thousands):

	December 31, 2010	December 31, 2009

Unrestricted cash	$33,524	$68,300

Non-recourse debt obligations (1)
CDO bonds payable (2)	$3,010,868	$4,058,928
Other bonds payable	256,809	303,697
Notes payable	4,356	-
Repurchase agreements	14,049	-

	$3,286,082	$4,362,625

Recourse debt obligations
Repurchase agreements	$4,683	$71,309
Junior subordinated notes payable	51,253	103,264

	$55,936	$174,573

Preferred stocks - Liquidation Preference	$61,583	$152,500

Common stock - Shares Outstanding	62,027,184	52,912,513

(1)	Excluding the financing of subprime mortgage loans subject to call option which was non-economic as of the applicable date.
(2)	$409.0 million of CDO bonds payable outstanding at December 31, 2009 was deconsolidated upon the adoption of a new accounting pronouncement on January 1, 2010.

Our Investment Strategy

Newcastle’s investment strategy focuses predominantly on debt investments secured by real estate. Our investment guidelines are purposefully broad to enable us to make investments in a wide array of assets, including, but not limited to, any assets that can be held by real estate investment trusts. We do not have specific policies as to the allocation among type of real estate related assets or investment categories since our investment decisions depend on changing market conditions. Instead, we focus on relative value and in-depth risk/reward analysis. Our focus on relative value means that assets which may be unattractive under particular market conditions may, if priced appropriately to compensate for risks such as projected defaults and prepayments, become attractive relative to other available investments. We generally utilize a match funded financing strategy, when appropriate and available, and active management as part of our investment strategy. As discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Conditions,” the continued challenging credit and liquidity conditions in the markets have reduced the current values of substantially all of our investments from historical levels, and has resulted in impairments in certain investments.

The following summarizes our investment portfolio at December 31, 2010 (dollars in millions):

	Outstanding Face Amount	Amortized Cost Basis (1)	Percentage of Total Amortized Cost Basis	Carrying Value	Number of Investments	Credit (2)	Weighted Average Life (years) (3)
Investment (7)
Commercial (4)
CMBS	$1,971	$1,265	42.7%	$1,301	261	BB	3.1
Mezzanine Loans	580	389	13.1%	389	17	64%	1.9
B-Notes	233	155	5.2%	155	9	77%	1.8
Whole Loans	31	31	1.0%	31	3	48%	2.8
Other Investment (5)	25	25	0.8%	25	1	-	-

Total Commercial Assets	2,840	1,865	62.8%	1,901			2.8

Residential
Manufactured Housing and Residential Mortgage Loans	428	371	12.5%	371	11,287	704	6.6
Subprime Securities	353	161	5.4%	178	88	B-	5.0
Real Estate ABS	66	43	1.5%	45	20	BB	3.6

	847	575	19.4%	594			5.7

FNMA/FHLMC securities	3	3	0.1%	3	1	AAA	3.2

Total Residential Assets	850	578	19.5%	597			5.7

Corporate
REIT Debt	317	316	10.7%	329	40	BB+	3.5
Corporate Bank Loans	309	208	7.0%	208	9	CC	3.4

Total Corporate Assets	626	524	17.7%	537			3.4

TOTAL / WA	$4,316	$2,967	100.0%	$3,035			3.4

Reconciliation to GAAP total assets:
Other assets
Subprime mortgage loans subject to call option (6)				404
Real estate held for sale				9
Cash and restricted cash				191
Other				48

GAAP total assets				$3,687

WA – Weighted average, in all tables.

(1)	Net of impairments.

(2)

Credit represents the weighted average of minimum rating for rated assets, the loan-to-value ratio (based on the appraised value at the time of purchase or refinancing) for non-rated commercial assets, or the FICO score for non-rated residential assets and an implied AAA rating for FNMA/FHLMC securities. Ratings provided above were determined by third party rating agencies as of a particular date, may not be current and are subject to change (including a “negative watch” assignment) at any time.

(3)	Weighted average life is based on the timing of expected principal reduction on the asset.

(4)

Excludes eight CDO securities with an aggregate face amount of $123.1 million and a zero basis. Five CDOs bond were issued by third parties and three CDO bonds were issued by CDO VII, which was deconsolidated, and held as investments by Newcastle.

(5)	Represents an equity investment in a real estate owned property.

(6)

Our subprime mortgage loans subject to call option are excluded from the statistics because they result from an option, not an obligation, to repurchase such loans, are noneconomic until such option is exercised, and are offset by an equal liability on the consolidated balance sheet.

(7)	The following tables summarize certain supplemental data relating to our investments (dollars in tables in thousands):

CMBS

Deal Vintage (A)	Average Minimum Rating (B)	Number	Outstanding Face Amount	Amortized Cost Basis	Percentage of Amortized Cost Basis	Carrying Value	Delinquency 60+/FC/REO (C)	Principal Subordination (D)	Weighted Average Life (years) (E)
Pre 2004	BB+	82	$425,785	$384,726	30.4%	$362,743	5.7%	10.8%	2.3
2004	B+	61	417,733	245,642	19.4%	205,078	4.2%	6.0%	2.8
2005	B+	37	383,212	177,506	14.0%	210,487	5.3%	8.1%	3.2
2006	BB+	54	492,424	346,327	27.4%	390,691	4.5%	12.4%	3.5
2007	B+	24	203,871	66,699	5.3%	86,823	9.8%	11.5%	2.9
2010	BB	3	48,000	44,460	3.5%	44,912	0.0%	2.4%	9.8

Total /WA	BB	261	$1,971,025	$1,265,360	100.0%	$1,300,734	5.3%	9.5%	3.1

(A)	The year in which the securities were originally issued.
(B)	Ratings provided above were determined by third party rating agencies as of a particular date, may not be current and are subject to change (including a “negative watch” assignment) at any time. We had approximately $203.7 million of CMBS assets that are on negative watch for possible downgrade by at least one rating agency as of December 31, 2010.
(C)	The percentage of underlying loans that are 60+ days delinquent, or in foreclosure or considered real estate owned (REO).
(D)	The percentage of the outstanding face amount of securities that is subordinate to our investments.
(E)	Weighted average life is based on the timing of expected principal reduction on the asset.

Mezzanine Loans, B-Notes and Whole Loans

Asset Type	Number	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Weighted Average First Dollar Loan to Value (A)	Weighted Average Last Dollar Loan to Value (A)	Delinquency (B)
Mezzanine Loans	17	$579,579	$388,510	67.7%	$388,510	52.5%	64.0%	13.2%
B-Notes	9	233,132	154,760	26.9%	154,760	62.2%	76.6%	19.3%
Whole Loans	3	30,970	30,970	5.4%	30,970	0.0%	48.2%	0.0%

Total/WA	29	$843,681	$574,240	100.0%	$574,240	53.3%	66.9%	14.4%

(A)	Loan to value is based on the appraised value at the time of purchase or refinancing.
(B)	The percentage of underlying loans that are non-performing, in foreclosure, under bankruptcy filing or considered real estate owned.

Manufactured Housing and Residential Loans

Deal	Average FICO Score (A)	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Average Loan Age (months)	Original Balance	Delinquency 90+/FC/REO (B)	Cumulative Loss to Date
Manufactured Housing Loans Portfolio I	703	$152,450	$123,042	33.2%	$123,042	111	$327,855	1.3%	6.8%
Manufactured Housing Loans Portfolio II	702	212,036	198,275	53.4%	198,275	140	434,743	1.4%	4.9%
Residential Loans Portfolio I	715	59,604	46,235	12.5%	46,235	90	646,357	8.2%	0.3%
Residential Loans Portfolio II	737	3,795	3,495	0.9%	3,495	74	83,950	0.0%	0.0%

Total / WA	704	$427,885	$371,047	100.0%	$371,047	122	$1,492,905	2.3%	4.9%

(A)	Based on updated FICO scores provided by the loan servicer of the manufactured housing loan portfolios and original FICO scores for the residential loan portfolios as the loan servicers of the residential loan portfolios do not provide updated FICO scores.
(B)	The percentage of loans that are 90+ days delinquent, or in foreclosure or considered real estate owned.

Subprime Securities (A)

	Security Characteristics
Vintage (B)	Average Minimum Rating (C)	Number of Securities	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Principal Subordination (D)	Excess Spread (E)
2003	B	15	$19,154	$10,649	6.6%	$10,741	22.6%	4.0%
2004	B	28	82,845	28,277	17.5%	30,924	16.9%	3.9%
2005	CCC+	25	93,269	28,341	17.6%	36,520	28.2%	4.5%
2006	CCC+	10	83,095	46,425	28.7%	48,477	31.6%	4.8%
2007 and later	B+	10	74,943	47,772	29.6%	51,344	19.5%	3.1%

Total /WA	B-	88	$353,306	$161,464	100.0%	$178,006	24.2%	4.1%

	Collateral Characteristics
Vintage (B)	Average Loan Age (months)	Collateral Factor (F)	3 month CPR (G)	Delinquency (H)	Cumulative Losses to Date
2003	94	0.10	8.8%	19.7%	3.2%
2004	80	0.13	9.8%	21.0%	3.6%
2005	68	0.19	8.6%	33.0%	8.5%
2006	56	0.39	10.1%	31.4%	16.6%
2007 and later	40	0.45	7.8%	19.7%	13.2%

Total / WA	64	0.28	9.1%	26.3%	9.9%

Real Estate ABS

	Security Characteristics
Asset Type	Average Minimum Rating (C)	Number	Outstanding Face Amount	Amortized Cost Basis Amount	Percentage of Total Amortized Cost Basis	Carrying Value	Principal Subordination (D)	Excess Spread (E)
Manufactured Housing	BBB+	7	$35,137	$34,101	80.3%	$35,215	39.4%	1.5%
Small Business Loans	CCC	13	30,228	8,374	19.7%	9,963	15.1%	3.4%

Total / WA	BB	20	$65,365	$42,475	100.0%	$45,178	28.1%	2.4%

	Collateral Characteristics
Asset Type	Average Loan Age (months)	Collateral Factor (F)	3 Month CPR (G)	Delinquency (H)	Cumulative Loss to Date
Manufactured Housing	138	0.28	6.2%	2.3%	12.6%
Small Business Loans	75	0.54	6.7%	29.4%	7.2%

Total / WA	109	0.40	6.4%	14.8%	10.1%

(A)	Includes subprime retained securities in the securitizations of Subprime Portfolios I and II. For further information on these securitizations, see Note 5 to our consolidated financial statements included herein.
(B)	The year in which the securities were issued.
(C)	Ratings provided above were determined by third party rating agencies as of a particular date, may not be current and are subject to change (including a “negative watch” assignment) at any time. We had approximately $95.5 million of ABS securities that are on negative watch for possible downgrade by at least one rating agency as of December 31, 2010.
(D)	The percentage of the outstanding face amount of securities and residual interests that is subordinate to our investments.
(E)	The annualized amount of interest received on the underlying loans in excess of the interest paid on the securities, as a percentage of the outstanding collateral balance.
(F)	The ratio of original unpaid principal balance of loans still outstanding.
(G)	Three month average constant prepayment rate.
(H)	The percentage of underlying loans that are 90+ days delinquent, in foreclosure, or considered real estate owned.

REIT Debt

Industry	Average Minimum Rating (A)	Number	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value
Retail	BBB+	10	$75,665	$71,962	22.8%	$81,911
Diversified	CCC+	8	71,036	71,613	22.7%	67,305
Office	BBB-	9	80,127	81,304	25.7%	83,869
Multifamily	BBB	3	12,765	12,818	4.0%	13,539
Hotel	BBB-	3	29,220	29,598	9.4%	30,785
Healthcare	BBB-	5	41,600	41,673	13.2%	44,215
Storage	A-	1	5,000	5,052	1.6%	5,360
Industrial	BB-	1	2,000	2,065	0.6%	1,986

Total / WA	BB+	40	$317,413	$316,085	100.0%	$328,970

Corporate Bank Loans

Industry	Average Minimum Rating (A)	Number	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value
Real Estate	CC	3	$35,898	$34,021	16.3%	$34,021
Media	CCC-	2	111,764	44,985	21.6%	44,985
Resorts	NR	1	116,649	86,649	41.6%	86,649
Restaurant	B	2	18,136	16,326	7.8%	16,326
Transportation	NR	1	26,990	26,384	12.7%	26,384

Total / WA	CC	9	$309,437	$208,365	100.0%	$208,365

(A)	Ratings provided above were determined by third party rating agencies as of a particular date, may not be current and are subject to change (including a “negative watch” assignment) at any time. None of the REIT assets or bank loans were on negative watch for possible downgrade by at least one rating agency as of December 31, 2010.

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

Our Financing and Hedging Activities

We employ leverage as part of our investment strategy. We do not have a predetermined target debt to equity ratio as we believe the appropriate leverage for the particular assets we are financing depends on the credit quality of those assets. As a result of our negative GAAP equity, our GAAP debt to equity ratio is not a meaningful measure as of December 31, 2010. As of December 31, 2010 and as of the date of this Annual Report, we have complied with the general investment guidelines adopted by our board of directors that limit total leverage. We utilize leverage for the sole purpose of financing our portfolio and not for the purpose of speculating on changes in interest rates.

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

We attempt to reduce refinancing and interest rate risks through the use of match funded financing structures, when appropriate and available, whereby we seek (i) to match the maturities of our debt obligations with the maturities of our assets and (ii) to match the interest rates on our investments with like-kind debt (i.e., floating rate assets are financed with floating rate debt and fixed rate assets are financed with fixed rate debt), directly or through the use of interest rate swaps, interest rate caps or other financial instruments, or through a combination of these strategies. We believe this allows us to reduce the risk that we have to refinance our liabilities prior to the maturities of our assets and to reduce the impact of changing interest rates on our earnings.

We have entered into hedging transactions to protect our positions from interest rate fluctuations and other changes in market conditions, and we may continue to do so, when feasible and appropriate. These transactions predominantly include interest rate swaps, interest rate caps and may include the purchase or sale of interest rate collars, caps or floors, options, mortgage derivatives and other hedging instruments, and may be subject to margin calls. These instruments may be used to hedge as much of the interest rate risk as our manager determines is in the best interest of our stockholders, given the cost of such hedges and the need to maintain our status as a REIT. Our manager elects to have us bear a level of interest rate risk that could otherwise be hedged when our manager believes, based on its analysis, that bearing such risks is advisable or unavoidable. We engage in hedging for the purpose of protecting against interest rate risk and not for the purpose of speculating on changes in interest rates. We note that new hedging transactions with respect to many types of hedging instruments may impose liquidity constraints on us or may be uneconomical for us to obtain. As a result, we currently face meaningful challenges in entering into hedging transactions to protect new investments from interest rate fluctuations and other changes in market conditions.

Further details regarding our hedging activities are presented in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk-Fair Value.”

Debt Obligations

The following table presents certain summary information regarding our debt obligations and related hedges as of December 31, 2010 (unaudited) (dollars in thousands):

					Face	Collateral
Debt Obligation	Outstanding Face Amount	Carrying Value	Weighted Average Funding Cost (1)	Weighted Average Maturity (Years)	Amount of Floating Rate Debt	Outstanding Face Amount (2)	Amortized Cost Basis (2)	Carrying Value (2)	Weighted Average Maturity (Years)	Floating Rate Face Amount (2)	Aggregate Notional Amount of Current Hedges (3)

CDO Bonds Payable	$3,010,751	$3,010,868	3.16%	3.6	$2,972,666	$3,911,985	$2,765,735	$2,836,265	3.3	$1,610,364	$1,702,314

Other Bonds Payable	258,324	256,809	5.42%	1.5	171,972	363,317	328,027	328,027	6.6	38,458	129,198

Notes Payable	4,356	4,356	1.16%	6.8	4,356	4,356	4,356	4,356	6.8	4,356	-

Repurchase Agreements (4)	18,732	18,732	1.76%	0.9	18,732	-	-	-	-	-	-

Junior Subordinated
Notes Payable	51,004	51,253	7.42%	24.3	-	-	-	-	-	-	-

Subtotal debt obligations	3,343,167	3,342,018	3.39%	3.8	$3,167,726	$4,279,658	$3,098,118	$3,168,648	3.5	$1,653,178	$1,831,512

Financing on Subprime Mortgage Loans Subject to Call Option	406,217	403,793

Total debt obligations	$3,749,384	$3,745,811

(1)	Including the effect of applicable hedges.
(2)	Including restricted cash held for reinvestment in CDOs.
(3)	Including a $36.4 million notional amount of interest rate cap agreements in CDO X, an $88.0 million notional amount of interest rate swap agreements in CDO VI and a $129.2 million notional amount of interest rate swap agreements in MH Loans Portfolio II, which were economic hedges not designated as hedges for accounting purposes. Excluding a $126.4 million notional amount interest rate swap agreement which was a non-economic hedge in CDO VI.
(4)	This repurchase agreement was secured by $46.3 million of notes issued by Newcastle CDO VI, which was repurchased by Newcastle in December 2010 and eliminated in consolidation. As of December 31, 2010, the maximum recourse to Newcastle was $4.7 million.

Further details regarding our debt obligations are presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” as well as Note 8 to Part II, Item 8, “Financial Statements and Supplementary Data.”

Formation

We were formed in June 2002 and had our initial public offering in October 2002.

The following table presents information on shares of our common stock issued since our formation:

Year	Shares Issued	Range of Issue Prices (1)	Net Proceeds (millions)
Formation - 2005	43,913,409
2006	1,800,408	$29.42	$51.2
2007	7,065,362	$27.75-$31.30	$201.3
2008	9,871	N/A	$0.1
2009	123,463	N/A	$0.1
2010	9,114,671	$3.13	$28.5

December 31, 2010	62,027,184

(1)	Excludes prices of shares issued pursuant to the exercise of options and of shares issued to our independent directors. Includes prices of shares issued in exchange for preferred shares.

Investment Guidelines

Our general investment guidelines, adopted by our board of directors, include:

—	no investment is to be made which would cause us to fail to qualify as a REIT;

—	no investment is to be made which would cause us to be regulated as an investment company;

—	no more than 20% of our total equity, determined as of the date of such investment, is to be invested in any single asset;

—	our leverage (as defined in our governing documents) is not to exceed 90% of the sum of our total debt and our total equity; and

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

To provide an incentive for our manager to enhance the value of our common stock, our manager is entitled to receive an incentive return (the “Incentive Compensation”) on a cumulative, but not compounding, basis in an amount equal to the product of (A) 25% of the dollar amount by which (1) (a) our funds from operations (defined as the net income available for common stockholders before the Incentive Compensation, excluding extraordinary items, plus depreciation of operating real estate, and after adjusting for unconsolidated subsidiaries, if any) per share of common stock (based on the weighted average number of shares of common stock outstanding) plus (b) gains (or losses) from debt restructuring and from sales of property and other assets per share of common stock (based on the weighted average number of shares of common stock outstanding), exceed (2) an amount equal to (a) the weighted average of the price per share of common stock in our initial public offering and the value attributed to the net assets transferred to us by Newcastle Investment Holdings, and in any of our subsequent offerings (adjusted for prior capital dividends or capital distributions) multiplied by (b) a simple interest rate of 10% per annum (divided by four to adjust for quarterly calculations) multiplied by (B) the weighted average number of shares of common stock outstanding. Our manager earned no incentive compensation during 2010, 2009 or the second half of 2008. We expect that there will be no incentive compensation payable to our manager for an indeterminate period of time.

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

Competition

We are subject to significant competition in seeking investments. We compete with several other companies for investments, including other REITs, insurance companies and other investors. Some of our competitors have advantages over us, such as greater resources than we possess, or greater access to capital or various types of financing than are available to us, and we may not be able to compete successfully for investments. See “Part 1, Item 1A, Risk Factors – We are subject to significant competition and may not compete successfully.”

Compliance with Applicable Environmental Laws

Properties we own (directly or indirectly) or may acquire are or would be subject to various foreign, federal, state and local environmental laws, ordinances and regulations. Under these laws, ordinances and regulations, a current or previous owner of real estate (including, in certain circumstances, a secured lender that succeeds to ownership or control of a property) may become liable for the costs of removal or remediation of certain hazardous or toxic substances or petroleum product released at, on, under or in its property. These laws typically impose cleanup responsibility and liability without regard to whether the owner or control party knew of or was responsible for the release or presence of the hazardous or toxic substances. The costs of investigation, remediation or removal of these substances may be substantial and could exceed the value of the property. An owner or control party of a site may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from a site. Certain environmental laws also impose liability in connection with the handling of or exposure to asbestos-containing materials, pursuant to which third parties may seek recovery from owners of real properties for personal injuries associated with asbestos-containing materials. Our operating costs and values of these assets may be adversely affected by the obligation to pay for the cost of complying with existing environmental laws, ordinances and regulations, as well as the cost of complying with future legislation, and our income and ability to make distributions to our stockholders could be affected adversely by the existence of an environmental liability with respect to our properties. We endeavor to ensure that properties we own or acquire will be in compliance in all material respects with all foreign, federal, state and local laws, ordinances and regulations regarding hazardous or toxic substances or petroleum products.

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

Newcastle files annual, quarterly and current reports, proxy statements and other information required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with the Securities and Exchange Commission (“SEC”). Readers may read and copy any document that Newcastle files at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549, U.S.A. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room. Our SEC filings are also available to the public from the SEC’s internet site at http://www.sec.gov. Copies of these reports, proxy statements and other information can also be inspected at the offices of the New York Stock Exchange, Inc., 20 Broad Street, New York, New York 10005, U.S.A.

Our internet site is http://www.newcastleinv.com. We make available free of charge through our internet site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and Forms 3, 4 and 5 filed on behalf of directors and executive officers and any amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Also posted on our website in the “Investor Relations—Corporate Governance” section are charters for the company’s Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee as well as our Corporate Governance Guidelines and our Code of Business Conduct and Ethics governing our directors, officers and employees. Information on, or accessible through, our website is not a part of, and is not incorporated into, this report.

Item 1A.	Risk Factors

Risks relating to our management, business and company include, specifically:

Risks Related to the Financial Markets

We do not know what impact the Dodd-Frank Act will have on our business.

On July 21, 2010, the United States enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act” or “Act”). The Dodd-Frank Act affects almost every aspect of the U.S. financial services industry, including certain aspects of the markets in which we operate. The Act imposes new regulations on us and how we conduct our business. For example, the Act will impose additional disclosure requirements for public companies and generally require issuers or originators of asset-backed securities to retain at least five percent of the credit risk associated with the securitized assets. In addition, the Act will require us to register as an investment advisor with the SEC, which will increase our regulatory compliance costs and subject us to new restrictions as well as penalties for any future non-compliance with these regulations. Importantly, many key aspects of the changes imposed by the Act will be established by various regulatory bodies and other groups over the next several years. As a result, we do not know how significantly the Act will affect us. It is possible that the Act could, among other things, increase our costs of operating as a public company, impose restrictions on our ability to securitize assets and reduce our investment returns on securitized assets.

We do not know what impact the U.S. government’s programs to attempt to stabilize the economy and the financial markets will have on our business. The government’s current efforts to modify terms of outstanding loans negatively affects our business, financial condition and results of operations.

In recent years, the U.S. government has taken a number of steps to attempt to strengthen the global financial markets and U.S. economy, including direct government investments in, and guarantees of, troubled financial institutions as well as government-sponsored programs such as the Term Asset-Backed Securities Loan Facility program (TALF) and the Public Private Investment Partnership Program (PPIP). The U.S. government is also currently evaluating or implementing an array of other measures and programs that purport to help improve U.S. financial and market conditions. While conditions appear to have improved relative to the depths of the global financial crisis, it is not clear whether this improvement is real or will last for a significant period of time. Moreover, it is not clear what impact the government’s future plans to improve the global economy and financial markets will have on our business. To date, we have not benefited in a direct, material way from any government programs, and we may not derive any meaningful benefit from these programs in the future. Moreover, if any of our competitors are able to benefit from one or more of these initiatives, they may gain a significant competitive advantage over us.

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

The management compensation structure that we have agreed to with our manager may incentivize our manager to invest in high risk investments. In addition to its management fee, our manager is entitled to receive incentive compensation based in part upon our achievement of targeted levels of funds from operations (as defined in the management agreement). In evaluating investments and other management strategies, the opportunity to earn incentive compensation based on funds from operations may lead our manager to place undue emphasis on the maximization of funds from operations at the expense of other criteria, such as preservation of capital, in order to achieve higher incentive compensation, particularly in light of the fact that our manager has not received any incentive compensation and likely will not receive any incentive compensation in the future unless it meaningfully increases Newcastle’s investment returns. Investments with higher yield potential are generally riskier or more speculative than lower-yielding investments. Moreover, because our manager receives compensation in the form of options in connection with the completion of our common equity offerings, our manager may be incentivized to cause us to issue additional common stock, which could be dilutive to existing shareholders.

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

Our investment strategy may evolve, in light of existing market conditions and investment opportunities, and this evolution may involve additional risks depending upon the nature of such assets and our ability to finance such assets on a short or long term basis. Investment opportunities that present unattractive risk-return profiles relative to other available investment opportunities under particular market conditions may become relatively attractive under changed market conditions and changes in market conditions may therefore result in changes in the investments we target. Decisions to make investments in new asset categories present risks that may be difficult for us to adequately assess and could therefore reduce our ability to pay dividends on both our common stock and preferred stock or have adverse effects on our liquidity or financial condition. A change in our investment strategy may also increase our exposure to interest rate, foreign currency, real estate market or credit market fluctuations. In addition, a change in our investment strategy may increase our use of non-match-funded financing, increase the guarantee obligations we agree to incur or increase the number of transactions we enter into with affiliates. Our failure to accurately assess the risks inherent in new asset categories or the financing risks associated with such assets could adversely affect our results of operations and our financial condition.

Risks Relating to Our Business

Market conditions could negatively impact our business, results of operations and financial condition.

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

We believe the risks associated with our business are more severe during periods similar to those we recently experienced in which an economic slowdown or recession is accompanied by declining real estate values. Declining real estate values generally reduce the level of new mortgage loan originations, since borrowers often use increases in the value of their existing properties to support the purchase of, or investment in, additional properties. Borrowers may also be less able to pay principal and interest on our loans, and the loans underlying our securities, if the real estate economy weakens. Further, declining real estate values significantly increase the likelihood that we will incur losses on our loans and securities in the event of default because the value of our collateral may be insufficient to cover our basis. Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect both our net interest income from loans and securities in our portfolio as well as our ability to originate, sell and securitize loans, which would significantly harm our revenues, results of operations, financial condition, liquidity, business prospects and our ability to make distributions to our shareholders. For more information on the impact of market conditions on our business and results of operations see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Considerations.”

The use of CDO financings with coverage tests may have a negative impact on our operating results and cash flows.

We have retained, and may in the future retain or repurchase, subordinate classes of bonds issued by certain of our subsidiaries in our CDO financings. Each of our CDO financings contains tests that measure the amount of over collateralization and excess interest in the transaction. Failure to satisfy these tests would generally result in principal and/or interest cash flow that would otherwise be distributed to more junior classes of securities (including those held by Newcastle) to be redirected to pay down the most senior class of securities outstanding until the tests are satisfied. As a result, failure to satisfy the coverage tests could adversely affect our operating results and cash flows by temporarily or permanently directing funds that would otherwise come to us to holders of the senior classes of bonds. In addition, the redirected funds would be used to pay down financing, which currently bears an attractive rate, thereby reducing our future earnings from the affected CDO. The ratings assigned to the assets in each CDO affect the results of the tests governing whether a CDO can distribute cash to the various classes of securities in the CDO. As a result, ratings downgrades of the assets in a CDO can result in a CDO failing its tests and thereby cause us not to receive cash flows from the affected CDO. We note that we have approximately $266.2 million of assets in our consolidated CDOs as of December 2010 or February 2011, as appropriate, that are under negative watch for possible downgrade by at least one of the rating agencies. One or more of the rating agencies could downgrade some or all of these assets at any time, and any such downgrade could negatively affect – and possibly materially affect – our future cash flows. As of the December 2010 remittance date for CDOs IV and V and as of the February 2011 remittance date for CDO VI, these CDOs were not in compliance with their applicable over collateralization tests and, consequently, we are not receiving cash flows from these CDOs (other than senior management fees and interest distributions from senior classes of bonds we own). Based upon our current calculations, we expect these CDOs to remain out of compliance for the foreseeable future. Moreover, given current market conditions, it is possible that all of our CDOs could be out of compliance with their over collateralization tests as of one or more measurement dates within the next twelve months.

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

Failure of the over collateralization tests can also cause a “phantom income” issue if cash that constitutes income is diverted to pay down debt instead of distributed to us. For more information regarding noncompliance with the terms of certain of our CDO financings in the near future, please see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources” and “–Debt Obligations.”

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

In addition, we can be removed as manager of a CDO if certain events occur, including the failure to satisfy specific over collateralization and interest coverage tests, failure to satisfy certain “key man” requirements or an event of default occurring for the failure to pay interest on the related senior classes of securities of the CDO. If we are removed as collateral manager, we would no longer receive management fees from — and no longer be able to manage the assets of — the applicable CDO, which would negatively affect our cash flows, business, results of operations and financial condition. We note that on November 4, 2009, CDO VII failed additional over collateralization tests. The consequences of failing these tests are that an event of default has occurred, and we may be removed as the collateral manager under the documentation governing CDO VII. So long as the event of default continues, we will not be permitted to purchase or sell any collateral in CDO VII. If we are removed as the collateral manager of CDO VII, we would no longer receive the senior management fees from such CDO. As of February 17, 2011, we have not been removed as collateral manager. Based upon our current calculations, we estimate that if we are removed as the collateral manager of CDO VII, the loss of senior management fees would not have a material negative impact on our cash flows, business, results of operations or financial condition. However, given current market conditions, it is possible that events of default may occur in other CDOs, and we could be removed as the collateral manager of those CDOs if certain events of default occur. Moreover, our cash flows, business, results of operations and/or financial condition could be materially and negatively impacted if certain events of default occur.

We have assumed the role of manager of numerous CDOs previously managed by a third party, and we may assume the role of manager of additional CDOs in the future. Each such engagement exposes us to a number of potential risks.

Changes within our industry may result in CDO collateral managers being replaced. In such instances, we may seek to be engaged as the collateral manager of CDOs currently managed by third parties. For example, in February 2011, one of our subsidiaries became the collateral manager of certain CDOs previously managed by C-BASS Investment Management LLC (“C-BASS”).

While being engaged as the collateral manager of such CDOs potentially enables us to grow our business, it also entails a number of risks that could harm our reputation, results of operations and financial condition. For example, we purchased the management rights with respect to the C-BASS CDOs pursuant to a bankruptcy proceeding. As a result, we were not able to conduct extensive due diligence on the CDO assets even though the distressed credit ratings assigned by the rating agencies to many classes of securities issued by the CDOs as of the most recent rating date prior to our becoming the collateral manager of the CDOs. We may willingly or unknowingly assume actual or contingent liabilities for significant expenses, we may become subject to new laws and regulations with which we are not familiar, and we may become subject to increased risk of litigation, regulatory investigation or negative publicity. For example, we determined that it would be prudent to register the subsidiary that became the collateral manager of the C-BASS CDOs as a registered investment advisor, which increases our future regulatory compliance costs. In addition to defending against litigation and complying with regulatory requirements, being engaged as collateral manager may require us to invest other resources for various other reasons, which could detract from our ability to capitalize on future opportunities. Moreover, being engaged as collateral manager may require us to integrate complex technological, accounting and management systems, which may be difficult, expensive and time-consuming and which we may not be successful in integrating into our current systems. In addition to the risk that we face if we are successful in becoming the manager of additional CDOs, we may attempt but fail to become the collateral manager of CDOs in the future, which could harm our reputation and subject us to costly litigation. Finally, if we include the financial performance of the C-BASS CDOs or other CDOs for which we become the collateral manager in our public filings, we are subject to the risk that, particularly during the period immediately after we become the collateral manager, this information may prove to be inaccurate or incomplete. The occurrence of any of these negative integration events could negatively impact our reputation with both regulators and investors, which could, in turn, subject us to additional regulatory scrutiny and impair our relationships with the investment community. The occurrence of any of these problems could negatively affect our reputation, financial condition and results of operations.

Our investments have previously been — and in the future may be — subject to significant impairment charges, which adversely affect our results of operations.

We are required to periodically evaluate our investments for impairment indicators. The value of an investment is impaired when our analysis indicates that, with respect to a loan, it is probable that we will not be able to collect the full amount we intended to collect from the loan or, with respect to a security, it is probable that the value of security is other than temporarily impaired. The judgment regarding the existence of impairment indicators is based on a variety of factors depending upon the nature of the investment and the manner in which the income related to such investment calculated for purposes of our financial statements. If we determine that an impairment has occurred, we are required to make an adjustment to the net carrying value of the investment, which could adversely affect our results of operations in the applicable period and thereby adversely affect our ability to pay dividends to our stockholders.

As has been widely publicized, the recent market conditions have resulted in a number of financial institutions recording an unprecedented amount of impairment charges, and we were also affected by these conditions. These challenging conditions have reduced the market trading activity for many real estate securities, resulting in less liquid markets for those securities. These lower valuations have affected us by, among other things, decreasing our net book value and contributing to our decision to record impairment charges.

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

Our counterparties are not required to roll our repurchase agreements upon the expiration of the stated terms, which subjects us to a number of risks. As we have experienced recently and may experience in the future, counterparties electing to roll our repurchase agreements may charge higher spread and impose more onerous terms upon us, including the requirement that we post additional margin as collateral. More significantly, if a repurchase agreement counterparty elects not to extend our financing, we would be required to pay the counterparty the full repurchase price on the maturity date and find an alternate source of financing. Alternate sources of financing may be more expensive, contain more onerous terms or simply may not be available. If we were unable to pay the repurchase price for any security financed with a repurchase agreement, the counterparty has the right to sell the underlying security being held as collateral and require us to compensate them for any shortfall between the value of our obligation to the counterparty and the amount for which the collateral was sold (which may be sold at a significantly discounted price). As of December 31, 2010, we had an $18.7 million outstanding balance on a repurchase agreement financing our purchase of certain CDO VI notes. Moreover, all of our repurchase agreement obligations are with one counterparty. If this counterparty elected not to roll this repurchase agreement, we may not be able to find a replacement counterparty in a timely manner.

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

We are currently party to repurchase agreements that may require us to post additional margin as collateral at any time during the term of the agreement, based on the value of the collateral. We may become party to additional financing agreements that require us to make cash payments at periodic intervals or upon the occurrence of certain events. Events could occur or circumstances could arise, which we may not be able to foresee, that may cause us to be unable to make any such cash payments when they become due. Failure to make the payments required under our financing documents would give the lenders the right to require us to repay all amounts owed to them under the applicable financing immediately.

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

The counterparty risks that we face have increased in complexity and magnitude as a result of the recent insolvency of a number of major financial institutions (such as Bear Stearns, Lehman Brothers, Merrill Lynch, Citigroup and AIG). For example, the consolidation and elimination of counterparties has increased our concentration of counterparty risk and decreased the universe of potential counterparties. We are currently party to repurchase agreements with one counterparty. If this counterparty elected not to roll this repurchase agreement, we may not be able to find a replacement counterparty. In addition, counterparties have generally tightened their underwriting standards and increased their margin requirements for financing, which has negatively impacted us in several ways, including, decreasing the number of counterparties willing to provide financing to us, decreasing the overall amount of leverage available to us, and increasing the costs of borrowing.

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

When we acquire securities and loans that we finance on a short term basis with a view to securitization or other long term financing, we bear the risk of being unable to securitize the assets or otherwise finance them on a long term basis at attractive prices or in a timely matter, or at all. If it is not possible or economical for us to securitize or otherwise finance such assets on a long term basis, we may be unable to pay down our short term credit facilities, or be required to liquidate the assets at a loss in order to do so. For example, our ability to finance investments with securitizations or other long-term non-recourse financing not subject to margin requirements has been impaired since 2007 as a result of recent market conditions. These conditions make it highly likely that we will have to use less efficient forms of financing for any new investments, which will likely require a larger portion of our cash flows to be put toward making the initial investment and thereby reduce the amount of cash available for distribution to our stockholders and funds available for operations and investments, and which will also likely require us to assume higher levels of risk when financing our investments.

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

We are subject to significant competition in seeking investments. We compete with other companies, including other REITs, insurance companies and other investors, including funds and companies affiliated with our manager. Some of our competitors have greater resources than we possess or have greater access to capital or various types of financing structures than are available to us, and we may not be able to compete successfully for investments or provide attractive investment returns relative to our competitors. These competitors may be willing to accept lower return on their investments or to compromise underwriting standards and, as a result, our origination volume and profit margins could be adversely affected. Furthermore, competition for investments of the type to be made by us may lead to the returns available from such investments decreasing, which may further limit our ability to generate our desired returns. We cannot assure you that other companies will not be formed that compete with us for investments or otherwise pursue investment strategies similar to ours or that we will be able to complete successfully against any such companies.

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

Our primary interest rate exposures relate to our real estate securities, loans, floating rate debt obligations and interest rate swaps. Changes in interest rates, including changes in expected interest rates or “yield curves,” affect our business in a number of ways. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on our interest-earning assets and the interest expense incurred in connection with our interest-bearing liabilities and hedges. Changes in the level of interest rates also can affect, among other things, our ability to acquire real estate securities and loans at attractive prices, the value of our real estate securities, loans and derivatives and our ability to realize gains from the sale of such assets. In the past, we have utilized hedging transactions to protect our positions from interest rate fluctuations, but as a result of current market conditions we face significant obstacles to entering into new hedging transactions. As a result, we may not be able to protect new investments from interest rate fluctuations to the same degree as in the past, which could adversely affect our financial condition and results of operations.

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

We have used (and may continue to use, when feasible and appropriate) derivatives to hedge a portion of our interest rate exposure, and this approach has certain risks, including the risk that losses on a hedge position will reduce the cash available for distribution to stockholders and that such losses may exceed the amount invested in such instruments. We have adopted a general policy with respect to the use of derivatives, which generally allows us to use derivatives where appropriate, but does not set forth specific policies and procedures or require that we hedge any specific amount of risk. From time to time, we use derivative instruments, including forwards, futures, swaps and options, in our risk management strategy to limit the effects of changes in interest rates on our operations. A hedge may not be effective in eliminating all of the risks inherent in any particular position. Our profitability may be adversely affected during any period as a result of the use of derivatives.

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

Under certain conditions, increases in prepayment rates can adversely affect yields on many of our investments.

The value of the majority of assets in which we invest may be affected by prepayment rates on these assets. Prepayment rates are influenced by changes in current interest rates and a variety of economic, geographic and other factors beyond our control, and consequently, such prepayment rates cannot be predicted with certainty. In periods of declining mortgage interest rates, prepayments on loans generally increase. If general interest rates decline as well, the proceeds of such prepayments received during such periods are likely to be reinvested by us in assets yielding less than the yields on the assets that were prepaid. In addition, the market value of floating rate assets may, because of the risk of prepayment, benefit less than fixed rate assets from declining interest rates. Conversely, in periods of rising interest rates, prepayments on loans generally decrease, in which case we would not have the prepayment proceeds available to invest in assets with higher yields. Under certain interest rate and prepayment scenarios we may fail to recoup fully our cost of acquisition of certain investments.

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

Tax law changes in 2010 extended the 2003 reduction of the maximum tax rate for dividends payable to individuals from 35% to 15% through 2012. Dividends payable by REITs, however, are generally not eligible for the reduced rates. Although this legislation does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock. In addition, the relative attractiveness of real estate in general may be adversely affected by the newly favorable tax treatment given to corporate dividends, which could affect the value of our real estate assets negatively.

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

As of December 31, 2009, we had a loss carryforward, inclusive of net operating loss and capital loss, of approximately $908 million. The net operating loss carryforward and capital loss carryforward can generally be used to offset future ordinary taxable income and capital gain, for up to 20 years and 5 years, respectively. As a result, we do not expect that there will be any REIT distribution requirements for the year ending December 31, 2010.

We may be required to report taxable income for certain investments in excess of the economic income we ultimately realize from them.

We may acquire debt instruments in the secondary market for less than their face amount. The amount of such discount will generally be treated as “market discount” for U.S. federal income tax purposes. Accrued market discount is generally recognized as taxable income over our holding period in the instrument in advance of the receipt of cash. If we collect less on the debt instrument than our purchase price plus the market discount we had previously reported as income, we may not be able to benefit from any offsetting loss deductions.

In addition, we may acquire debt investments that are subsequently modified by agreement with the borrower. If the amendments to the outstanding debt are “significant modifications” under the applicable Treasury regulations, the modified debt may be considered to have been reissued to us in a debt-for-debt exchange with the borrower. In that event, we may be required to recognize taxable gain to the extent the principal amount of the modified debt exceeds our adjusted tax basis in the unmodified debt, even if the value of the debt or the payment expectations have not changed. Following such a taxable modification, we would hold the modified loan with a cost basis equal to its principal amount for U.S. federal tax purposes.

Moreover, in the event that any debt instruments acquired by us are delinquent as to mandatory principal and interest payments, or in the event payments with respect to a particular debt instrument are not made when due, we may nonetheless be required to continue to recognize the unpaid interest as taxable income. Similarly, we may be required to accrue interest income with respect to subordinate mortgage-backed securities at the stated rate regardless of whether corresponding cash payments are received.

The IRS tax rules regarding recognizing capital losses and ordinary income for our non-recourse financings, coupled with current REIT distribution requirements, could result in our recognizing significant taxable net income without receiving an equivalent amount of cash proceeds from which to make required distributions. This disconnect could have a serious, negative affect on us.

We may experience issues regarding the characterization of income for tax purposes. For example, we may recognize significant ordinary income, which we would not be able to offset with capital losses, which could, in turn, increase the amount of income we would be required to distribute to shareholders in order to maintain our REIT status. This disconnect could occur in the case of one or more of our non-recourse financing structures, including off balance sheet structures such as our subprime securitizations and non-consolidated CDOs, where we incur capital losses on the related assets, and ordinary income from the cancellation of the related non-recourse financing if the ultimate proceeds from the assets are insufficient to repay such debt. Through December 31, 2010, no such cancellation of CDO debt has been effected as a result of losses incurred. In the case of our subprime securitizations, $3.4 million of such cancellations had been effected through December 31, 2010 and we expect such cancellations will continue as losses are realized. This disconnect could also occur as a result of the repurchase of our outstanding debt at a discount as the gain recorded upon the cancellation of indebtedness is characterized as ordinary income for tax purposes. We have repurchased our debt at a discount in the past, and we intend to attempt to do so in the future. During 2009, we repurchased $246.7 million face amount of our outstanding CDO debt at a discount, and recorded $215.3 million of gain. During 2010, we purchased $483.7 million face amount of our outstanding CDO debt at a discount, and recorded $265.7 million of gain. In compliance with current tax laws, we have the ability to defer the ordinary income recorded as a result of the cancellation of indebtedness to future years and have deferred or intend to defer all or a portion of such gain for 2009 and 2010. While such deferral may postpone the effect of the disconnect in the ability to offset taxable income and losses, it does not eliminate it. Furthermore, cancellation of indebtedness income recognized on or after January 1, 2011 cannot be deferred and must generally be recognized as ordinary income in the year of such cancellation. The elimination of the ability to defer the recognition of cancellation of indebtedness income introduces additional tax implications that may significantly reduce the economic benefit of repurchasing our outstanding CDO debt.

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

The trading price of our common shares has fluctuated significantly over the last three years. Moreover, future share price fluctuations could likely be subject to similarly wide price fluctuations in the future in response to various factors, including:

—	market conditions in the broader stock market in general, or in the REIT or real estate industry in particular;

—	market perception of our current and projected financial condition, potential growth, future earnings and future cash dividends;

—	announcements we make regarding dividends;

—	actual or anticipated fluctuations in our quarterly financial and operating results;

—	market perception or media coverage of our manager or its affiliates;

—	actions by rating agencies;

—	short sales of our common stock;

—	issuance of new or changed securities analysts’ reports or recommendations;

—	media coverage of us, other REITs or the outlook of the real estate industry;

—	major reductions in trading volumes on the exchanges on which we operate;

—	credit deterioration within our portfolio;

—	legislative or regulatory developments, including changes in the status of our regulatory approvals or licenses; and

—	litigation and governmental investigations.

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

To the extent we have unpaid accrued dividends on our preferred shares, we cannot pay any dividends on our common shares, pay any consideration to repurchase or otherwise acquire shares of our common stock or redeem any shares of any series of our preferred stock without redeeming all of our outstanding preferred shares in accordance with the governing documentation. Consequently, the failure to pay dividends on our preferred shares restricts the actions that we may take with respect to our common shares and preferred shares. Moreover, if we do not pay dividends on any series of preferred stock for six or more periods, then holders of each affected series obtain the right to call a special meeting and elect two members to our board of directors. We cannot predict whether the holders of our preferred stock would take such action or, if taken, how long the process would take or what impact the two new directors on our board of directors would have on our company (other than increasing our director compensation costs). However, the election of additional directors would affect the composition of our board of directors and, thus, could affect the management of our business.

Shares eligible for future sale may adversely affect our common stock price.

Sales of our common stock or other securities in the public or private market, or the perception that these sales may occur, could cause the market price of our common stock to decline. This could also impair our ability to raise additional capital through the sale of our equity securities. Under our certificate of incorporation, we are authorized to issue up to 500,000,000 shares of common stock, of which 62,027,184 shares of common stock were outstanding as of December 31, 2010. We cannot predict the size of future issuances of our common stock or other securities or the effect, if any, that future sales and issuances would have on the market price of our common stock.

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

Item 1B.	Unresolved Staff Comments

We have no unresolved staff comments received more than 180 days prior to December 31, 2010.

Item 2.	Properties.

As of December 31, 2010, we have no material investments in properties.

Our manager leases principal executive and administrative offices located at 1345 Avenue of the Americas, New York, New York 10105. Its telephone number is (212) 798-6100.

Item 3.	Legal Proceedings.

We are not a party to any material legal proceedings. No material proceedings were terminated during the fourth quarter of the fiscal year covered by this report.

Item 4.	(Removed and Reserved).

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

We have one class of common stock, which has been listed and is traded on the New York Stock Exchange (NYSE) under the symbol “NCT” since our initial public offering in October 2002. The following table sets forth, for the periods indicated, the high, low and last sale prices in dollars on the NYSE for our common stock and the distributions we declared with respect to the periods indicated.

2010	High	Low	Last Sale	Distributions Declared
First Quarter	$3.35	$1.75	$3.23	$ -

Second Quarter	$4.18	$2.00	$2.68	$ -

Third Quarter	$3.20	$2.24	$3.10	$ -

Fourth Quarter	$7.10	$3.02	$6.70	$ -

2009	High	Low	Last Sale	Distributions Declared
First Quarter	$0.95	$0.25	$0.65	$ -

Second Quarter	$1.25	$0.55	$0.66	$ -

Third Quarter	$3.94	$0.49	$2.97	$ -

Fourth Quarter	$3.25	$1.30	$2.09	$ -

We may declare quarterly distributions on our common stock. No assurance, however, can be given that any future distributions will be made or, if made, as to the amounts or timing of any future distributions as such distributions are subject to our earnings, financial condition, liquidity, capital requirements, REIT requirements and such other factors as our board of directors deems relevant. As described under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Considerations,” we recently elected not to declare quarterly dividends on either our common shares.

On February 17, 2011, the closing sale price for our common stock, as reported on the NYSE, was $8.00. As of February 17, 2011, there were approximately 81 record holders of our common stock. This figure does not reflect the beneficial ownership of shares held in nominee name.

Equity Compensation Plan Information

The following table summarizes the total number of outstanding securities in the incentive plan and the number of securities remaining for future issuance, as well as the weighted average exercise price of all outstanding securities as of December 31, 2010.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders:

Newcastle Investment Corp. Nonqualified

Stock Option and Incentive Award Plan	2,498,609 (1)	$26.64	6,347,153 (2)

Equity Compensation Plans Not Approved by Security Holders:

None	N/A	N/A	N/A

(1)	Includes options for (i) 1,686,447 shares held by an affiliate of our manager; (ii) 798,162 shares granted to our manager and assigned to certain of Fortress’s employees; and (iii) an aggregate of 14,000 shares held by our directors, other than Mr. Edens.

(2)	The maximum available for issuance is equal to 10% of the number of outstanding equity interests, subject to a maximum of 10,000,000 shares in the aggregate over the term of the plan. The number of securities remaining available for future issuance is net of an aggregate of 111,120 shares of our common stock awards to our directors, other than Mr. Edens and Mr. Riis, representing the aggregate annual automatic stock awards to each such director for 2003 through 2010, and of 1,043,118 shares issued to our manager and its affiliates, certain of our directors, and employees of Fortress, upon the exercise of previously granted options.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In March 2010, we settled an offer to exchange (the “Exchange Offer”) shares of our common stock and cash for shares of our preferred stock. The table below provides information about the shares of our preferred stock that we purchased as part of the Exchange Offer. For more information about the Exchange Offer, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Preferred Stock” or Note 9 to Part II, Item 8, “Financial Statements and Supplementary Data.” Other than the purchases described in the table below, no purchases of shares of any class of our equity securities were made by us or on our behalf or by any “affiliated purchaser,” as defined in the SEC’s rules, during the period covered by this Annual Report.

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
March 23, 2010	• 1,152,679 Series B Preferred shares • 1,104,000 Series C Preferred shares • 1,380,000 Series D Preferred shares	• $12.22 per Series B Preferred share • $12.22 per Series C Preferred share • $12.22 per Series D Preferred share	Same as total	N/A – Exchange Offer settled in March 2010

(1)	As noted above, we purchased the preferred shares for a combination of common stock and cash. Of the average price paid per share $7.82 was paid in stock and $4.40 was paid in cash.

Item 6. Selected Financial Data.

The selected historical consolidated financial information set forth below as of and for each of the five years ended December 31, 2010 has been derived from our audited historical consolidated financial statements.

The information below should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto included in Part II, Item 8, “Financial Statements and Supplementary Data.”

Selected Consolidated Financial Information

(in thousands, except per share data)

	Year Ended December 31,
	2010	2009	2008	2007	2006
Operating Data
Interest income	$300,272	$361,866	$468,867	$680,535	$529,818
Interest expense	172,219	218,410	307,303	476,932	374,269

Net interest income	128,053	143,456	161,564	203,603	155,549

Impairment, net of the reversal of prior valuation allowances on loans	(240,858)	548,540	2,991,830	220,321	13,565

Net interest income (loss) after impairment	368,911	(405,084)	(2,830,266)	(16,718)	141,984

Other income (loss)	282,287	227,399	(112,809)	(8,885)	23,660
Expenses	29,528	31,901	32,623	39,724	38,172

Income (loss) from continuing operations	621,670	(209,586)	(2,975,698)	(65,327)	127,472
Income (loss) from discontinued operations	(8)	(318)	(9,654)	(130)	451

Net income (loss)	621,662	(209,904)	(2,985,352)	(65,457)	127,923
Preferred dividends	(7,453)	(13,501)	(13,501)	(12,640)	(9,314)
Excess of carrying amount of exchanged preferred stock over fair value of consideration paid	43,043	-	-	-	-

Income (loss) applicable to common stockholders	$657,252	$(223,405)	$(2,998,853)	$(78,097)	$118,609

Income (loss) per share of common stock, diluted	$10.96	$(4.23)	$(56.81)	$(1.52)	$2.67

Income (loss) from continuing operations per share of common stock, after preferred dividends and excess of carrying amount of exchanged preferred stock over fair value of consideration paid, diluted	$10.96	$(4.22)	$(56.63)	$(1.52)	$2.66

Weighted average number of shares of common stock outstanding, diluted	59,949	52,864	52,785	51,369	44,417

Dividends declared per share of common stock	$-	$-	$0.750	$2.850	$2.615

	As Of December 31,
	2010	2009	2008	2007	2006
Balance Sheet Data
Non-Recourse VIE Financing Structures
Real estate securities, net	$1,859,984	$1,784,487	$1,472,253	$3,507,813	$4,149,047
Real estate related loans, net	750,130	554,367	696,523	1,418,382	792,986
Residential mortgage loans, held for investment, net	124,974	-	-	529,975	782,077
Residential mortgage loans, held for sale, net	252,915	380,123	406,265	-	-
Operating real estate	8,776	-	-	-	-
Other investments	18,883	-	-	-	-
Restricted cash	157,005	200,251	37,483	65,578	136,812
Total assets	3,612,733	3,358,877	3,050,535	5,963,778	6,229,419
Total debt	3,689,875	4,765,631	5,138,627	5,755,207	5,423,991
Total liabilities	3,875,181	4,971,677	5,474,308	5,863,916	5,451,892

Recourse Financing Structures and Unlevered Assets
Real estate securities, net	600	46,308	196,495	1,328,071	1,432,181
Real estate related loans, net	32,475	19,495	146,689	438,596	775,930
Residential mortgage loans, held for sale, net	298	3,524	3,367	104,630	27,020
Operating real estate	-	9,966	11,866	34,399	29,626
Other investments	6,024	-	-	-	-
Cash and cash equivalents	33,524	68,300	49,746	55,916	5,371
Restricted cash	-	-	6,799	67,548	47,357
Total assets	74,378	155,751	423,088	2,073,992	2,374,973
Total debt	55,936	174,573	376,572	1,636,487	2,080,740
Total liabilities	59,515	183,603	392,847	1,726,229	2,150,520

Aggregate
Total assets	3,687,111	3,514,628	3,473,623	8,037,770	8,604,392
Total debt	3,745,811	4,940,204	5,515,199	7,391,694	7,504,731
Total liabilities	3,934,696	5,155,280	5,867,155	7,590,145	7,602,412
Common stockholders’ equity (deficit)	(309,168)	(1,793,152)	(2,546,032)	295,125	899,480
Preferred stock	61,583	152,500	152,500	152,500	102,500

Supplemental Balance Sheet Data

Common shares outstanding	62,027	52,913	52,789	52,779	45,714
Book value (deficit) per share of common stock	$(4.98)	$(33.89)	$(48.23)	$5.59	$19.68

	Year Ended December 31,
	2010	2009	2008	2007	2006
Other Data
Net interest income less expenses (net of preferred dividends) (1)	$91,072	$98,054	$115,440	$151,239	$108,063

(1)	Newcastle has five primary variables that impact its operating performance: (i) the current yield earned on its investments that are not included in non-recourse financing structures (i.e., unlevered investments and investments subject to recourse debt), (ii) the net yield it earns from its non-recourse financing structures, (iii) the interest expense and dividends incurred under its recourse debt and preferred stock, (iv) its operating expenses, and (v) its realized and unrealized gains on its investments and its debt obligations, including impairment. Net Interest Income Less Expenses (Net of Preferred Dividends) is a measure of the operating performance of Newcastle that excludes the fifth variable listed above. It is used by management to gauge the current performance of Newcastle without taking into account gains and losses, which, although they represent a part of our recurring operations, are subject to significant variability and are only a potential indicator of future economic performance. Management views Net Interest Income Less Expenses (Net of Preferred Dividends) as Newcastle’s “core” current earnings, while gains and losses (including impairment) are simply a potential indicator of future earnings. Management believes that Net Interest Income Less Expenses (Net of Preferred Dividends) provides investors with useful information regarding Newcastle’s “core” current earnings, and it enables investors to evaluate Newcastle’s current performance using the same measure that management uses to operate the business.

Net interest income less expenses (net of preferred dividends) does not represent cash generated from operating activities in accordance with GAAP and therefore should not be considered an alternative to net income as an indicator of our operating performance or as an alternative to cash flow as a measure of our liquidity and is not necessarily indicative of cash available to fund cash needs. For a further description of the differences between cash flow provided by operating and net income, see “– Liquidity and Capital Resources” above. Our calculation of net interest income less expenses (net of preferred dividends) may be different from the calculation used by other companies and, therefore, comparability may be limited.

Calculation of Net Interest Income Less Expenses (Net of Preferred Dividends):

	Year Ended December 31,
	2010	2009	2008	2007	2006

Income (loss) applicable to common stockholders	$657,252	$(223,405)	$(2,998,853)	$(78,097)	$118,609
Add (Deduct):

Impairment, net of the reversal of prior valuation allowances on loans	(240,858)	548,540	2,991,830	220,321	13,565

Other (income) loss	(282,287)	(227,399)	112,809	8,885	(23,660)

(Income) loss from discontinued operations	8	318	9,654	130	(451)

Excess of carrying amount of exchanged preferred stock over fair value of consideration paid	(43,043)	-	-	-	-

	$91,072	$98,054	$115,440	$151,239	$108,063

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

As described below, we meaningfully improved on our operating results, liquidity, and book value during 2010.

We currently own a diversified portfolio of credit sensitive real estate debt investments, including securities and loans. Our portfolio of real estate securities includes commercial mortgage backed securities (CMBS), senior unsecured debt issued by REITs, real estate related asset backed securities (ABS) and FNMA/FHLMC securities. Mortgage backed securities are interests in or obligations secured by pools of mortgage loans. We generally target investments rated A through BB, except for our FNMA/FHLMC securities which have an implied AAA rating. We also own, directly and indirectly, interests in loans and pools of loans, including real estate related loans, commercial mortgage loans, residential mortgage loans, manufactured housing loans and subprime mortgage loans.

We employ leverage as part of our investment strategy. We do not have a predetermined target debt to equity ratio as we believe the appropriate leverage for the particular assets we are financing depends on the credit quality of those assets. As a result of our negative GAAP equity, our GAAP debt to equity ratio is not a meaningful measure as of December 31, 2010. As of December 31, 2010, we have complied with the general investment guidelines adopted by our board of directors that limit total leverage. We utilize leverage for the sole purpose of financing our portfolio and not for the purpose of speculating on changes in interest rates.

We strive to maintain access to a broad array of capital resources in an effort to insulate our business from potential fluctuations in the availability of capital. We seek to utilize multiple forms of financing including collateralized debt obligations (CDOs), other securitizations, term loans, and trust preferred securities, as well as short term financing in the form of loans and repurchase agreements. As we discuss in more detail under “– Market Considerations” below, while market conditions have improved meaningfully since 2008, the current conditions continue to reduce the array of capital resources available to us and have made the terms of capital resources we are able to obtain less favorable to us relative to the terms we were able to obtain prior to the onset of challenging conditions. That said, credit and liquidity conditions have continued to improve during 2010 and early 2011, and, as a result, we have recently been able to access more types at capital – and on better terms – than we had been able to access during 2008 and 2009.

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

We conduct our business through the following segments: (i) investments financed with non-recourse collateralized debt obligations (“CDOs”), (ii) investments financed with other non-recourse debt, (iii) investments and debt repurchases financed with recourse debt, (iv) unlevered investments, and (v) corporate. With respect to the first two nonrecourse segments, Newcastle is generally entitled to receive net cash flows from these structures on a periodic basis. Revenues attributable to each segment are disclosed below (unaudited) (in thousands).

	Non-recourse
						Inter-segment
For the Year Ended	CDOs	Other	Recourse	Unlevered	Corporate	Elimination	Total
December 31, 2010	$226,717	$72,773	$976	$1,653	$68	$(1,915)	$300,272
December 31, 2009	$275,938	$76,868	$7,416	$1,543	$101	$-	$361,866
December 31, 2008	$307,891	$88,643	$47,707	$22,672	$1,954	$-	$468,867

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

Although we currently intend to operate in a manner designed to qualify as a REIT, it is possible that economic, market, legal, tax or other developments may cause us to fail to qualify as a REIT, or may cause our board of directors to revoke the REIT election, including certain potential developments discussed in Part I, Item 1A, “Risk Factors.”

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

From mid-2007 through early 2009, credit spreads widened substantially. One of the key drivers of the widening of credit spreads over these years was the continued disruption and liquidity concerns throughout the credit markets. The severity and scope of the disruption intensified meaningfully during the fourth quarter of 2008 and the first quarter of 2009. In the latter part of 2009, credit spreads tightened substantially. This trend continued in 2010. This tightening of credit spreads caused the net unrealized losses on our securities and derivatives to decrease. Despite signs of meaningful improvement, market conditions remain challenging, could change rapidly, and we cannot predict how recent or future changes in market conditions will affect our business.

Liquidity

Credit and liquidity conditions have continued to improve during 2010 and early 2011, but conditions are still less favorable than those we experienced prior to 2007. Recent challenging credit and liquidity conditions have adversely affected us and the markets in which we operate in a number of ways. For example, it has reduced the market trading activity for many real estate securities and loans, resulting in less liquid markets for those securities and loans. As the securities held by us and many other companies in our industry are marked to market at the end of each quarter, the decreased liquidity and concern over market conditions have resulted in significant reductions in mark to market valuations of many real estate securities and loans and the collateral underlying them, as well as volatility and uncertainty with respect to such valuations. These lower valuations, and decreased expectations of future cash flows, have affected us by, among other things:

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

In some cases, we have sold, and we may continue to sell, assets at prices below what we believed to be their value in order to meet liquidity requirements under certain financing arrangements. Failed CDO triggers, impairments resulting from incurred losses, and asset sales made at prices significantly below face amount while the related debt is being repaid at its full face amount, as well as the retention of cash, could further contribute to reductions in future earnings, cash flow and liquidity.

In order to maintain liquidity, we have elected not to declare dividends on our common stock since the third quarter of 2008. With respect to our preferred stock, our improved liquidity position enabled us to pay all accrued and unpaid dividends on our preferred stock as of January 31, 2011. We may elect to adjust or not to pay any future dividend payments to reflect our current and expected cash from operations or to satisfy future liquidity needs.

Extent of Market Disruption

Market conditions have meaningfully improved over the last eighteen months, but it is not clear whether a sustained recovery will occur or, if so, for how long it will last. We do not currently know the full extent to which the continuing challenging market conditions will affect us or the markets in which we operate. If such conditions persist, particularly with respect to commercial real estate, we may experience additional impairment charges, potential reductions in cash flows from our investments and additional challenges in raising capital and obtaining investment or other financing on attractive terms. Moreover, we will likely need to continue to place a high priority on managing our liquidity. Certain aspects of these effects are more fully described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Interest Rate, Credit and Spread Risk” and “– Liquidity and Capital Resources” as well as in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk.”

Formation and Organization

We were formed and had our initial public offering in 2002.

The following table presents information on shares of our common stock issued since our formation:

Year	Shares Issued	Range of Issue Prices (1)	Net Proceeds (millions)
Formation - 2005	43,913,409
2006	1,800,408	$29.42	$51.2
2007	7,065,362	$27.75-$31.30	$201.3
2008	9,871	N/A	$0.1
2009	123,463	N/A	$0.1
2010	9,114,671	$3.13	$28.5

December 31, 2010	62,027,184

(1)	Excludes prices of shares issued pursuant to the exercise of options and of shares issued to our independent directors. Includes prices of shares issued in exchange for preferred stock.

As of December 31, 2010, approximately 3.8 million of our shares of common stock were held by Fortress, through its affiliates, and principals of Fortress. In addition, Fortress, through its affiliates, held options to purchase approximately 1.7 million shares of our common stock at December 31, 2010.

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

Variable Interest Entities

Variable interest entities (“VIEs”) are defined as entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. A VIE is required to be consolidated by its primary beneficiary, and only its primary beneficiary, which is defined as the party who has the power to direct the activities of a VIE that most significantly impact its economic performance and who has the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.

The VIEs in which we have a significant interest include (i) our CDOs, and (ii) our manufactured housing loan financing structures. Our CDOs were all consolidated under prior guidance; however, under current guidance effective January 1, 2010, we do not have the power to direct the relevant activities of CDO VII, as a result of the event of default which allows us to be removed as collateral manager of CDO VII and prevents us from purchasing or selling certain collateral within CDO VII, and therefore we have deconsolidated CDO VII as of January 1, 2010. Similar events of default in the future, if they occur, could cause us to deconsolidate additional financing structures. Our manufactured housing loan financing structures were consolidated under prior guidance and continue to be consolidated under the current guidance. However, as discussed in “- Liquidity and Capital Resources – Debt Obligations”, we completed a securitization transaction to refinance our Manufactured Housing Loans Portfolio I. We analyzed the securitization under the applicable accounting guidance and concluded that the securitization transaction should be accounted for as a secured borrowing. As a result, we continue to recognize the portfolio of manufactured housing loans as pledged assets, which have been classified as loans held for investment at securitization, and recorded the notes issued to third parties as a secured borrowing.

Our subprime securitizations are also considered VIEs, but we do not control their activities and no longer receive a significant portion of their returns. These subprime securitizations were not consolidated under the current or prior guidance.

In addition, our investments in CMBS, CDO securities and loans may be deemed to be variable interests in VIEs, depending on their structure. We are not obligated to provide, nor have we provided, any financial support to these VIEs. We monitor these investments and, to the extent we determine that we potentially own a majority of the currently controlling class, analyze them for potential consolidation. As of December 31, 2010, we have not consolidated these potential VIEs due to the determination that, based on the nature of Newcastle’s investments and the provisions governing these structures, we do not have the power to direct the activities that most significantly impact their economic performance.

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

See Note 7 to our consolidated financial statements in Part II, Item 8, “Financial Statements and Supplementary Data” for information regarding the fair value of our investments, and its estimation methodology, as of December 31, 2010.

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

We generally classify the broker and pricing service quotations we receive as level 3A inputs, except for certain liquid securities. They are quoted prices in generally inactive and illiquid markets for identical or similar securities. These quotations are generally received via email and contain disclaimers which state that they are “indicative” and not “actionable” – meaning that the party giving the quotation is not bound to actually purchase the security at the quoted price. These quotations are generally based on models prepared by the brokers, and we have little visibility into the inputs they use. Based on quarterly procedures we have performed with respect to quotations received from these brokers, including comparison to the outputs generated from our internal pricing models and transactions we have completed with respect to these securities, as well as on our knowledge and experience of these markets, we have generally determined that these quotes represent a reasonable estimate of fair value. For the $1.6 billion of securities valued using quotations as of December 31, 2010, a 100 basis point change in credit spreads would impact estimated fair value by approximately $41.7 million.

Our estimation of the fair value of level 3B assets (as described below) involves significant judgment. We validated the inputs and outputs of our models by comparing them to available independent third party market parameters and models for reasonableness. We believe the assumptions we used are within the range that a market participant would use and factor in the relative illiquidity, but slight recent improvement in liquidity, currently in the markets. In comparison to the prior year end, we have generally used lower discount rates as inputs to our models in order to reflect current improved market conditions. The other inputs to our models, including prepayment spreads, default rates and severity assumptions, have generally remained consistent with the assumptions used at the prior year end, other than certain modifications we have made to reflect conditions relevant to specific assets. In 2008 and 2009, Newcastle generally lowered the prepayment assumptions based on observed reductions in actual prepayment speeds and slower expected future prepayments consistent with market projections. The slower prepayments were the result of increasing difficulties for borrowers to refinance, caused by a tightening of underwriting standards, decline in home prices, contraction of available lenders due to bank failures and a distressed securitization market. Default assumptions were increased due to higher levels of delinquent underlying loans. Loss severity assumptions were increased based on observed increases in recent loss severities that have been driven by falling home prices and the increasing number of foreclosures or distressed home sales in the residential sector and higher losses as a result of the increasing number of foreclosures and bankruptcies of borrowers experienced in the commercial sector. The discount rate assumption used to value subprime and other asset backed securities was generally decreased as a result of increased liquidity in the market.

For debt securities valued with internal models, which have an aggregate fair value of $232.0 million as of December 31, 2010, a 10% unfavorable change in our assumptions would result in the following decreases in such aggregate fair value (in thousands):

	CMBS	ABS
Outstanding face amount	$570,688	$289,786

Fair value	$128,603	$103,409

Effect on fair value with 10% unfavorable change in:
Discount rate	$(3,584)	$(3,595)
Prepayment rate	N/A	$(862)
Default rate	$(28,132)	$(6,444)
Loss severity	$(13,907)	$(12,443)

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

As of December 31, 2010, we had 185 securities with a carrying amount of $564.1 million that had been downgraded during 2010 and recorded a net other-than-temporary impairment charge of $85.8 million on these securities in 2010. However, we do not depend on credit ratings in underwriting our securities, either at acquisition or on an ongoing basis. As mentioned above, a credit rating downgrade is one factor that we monitor and consider in our analysis regarding other-than-temporary impairment, but it is not determinative. Our securities generally benefit from the support of one or more subordinate classes of securities or equity or other forms of credit support. Therefore, credit rating downgrades, even to the extent they relate to an expectation that a securitization we have invested in, on an overall basis, has credit issues, may not ultimately impact cash flow estimates for the class of securities in which we are invested.

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

Revenue Recognition on Securities

Income on these securities is recognized using a level yield methodology based upon a number of cash flow assumptions that are subject to uncertainties and contingencies. Such assumptions include the rate and timing of principal and interest receipts (which may be subject to prepayments and defaults). These assumptions are updated on at least a quarterly basis to reflect changes related to a particular security, actual historical data, and market changes. These uncertainties and contingencies are difficult to predict and are subject to future events, and economic and market conditions, which may alter the assumptions. For securities acquired at a discount for credit losses, we recognize the excess of all cash flows expected over our investment in the securities as Interest Income on a “loss-adjusted” yield basis. The loss-adjusted yield is determined based on an evaluation of the credit status of securities, as described in connection with the analysis of impairment above.

Valuation of Derivatives

Similarly, our derivative instruments are carried at fair value. Fair value is based on counterparty quotations. Newcastle reports the fair value of derivative instruments gross of cash paid or received pursuant to credit support agreements and fair value is reflected on a net counterparty basis when Newcastle believes a legal right of offset exists under an enforceable netting agreement. To the extent they qualify as cash flow hedges, net unrealized gains or losses are reported as a component of accumulated other comprehensive income; otherwise, the net unrealized gains and losses are reported currently in income. To the extent they qualify as fair value hedges, net unrealized gains or losses on both the derivative and the related portion of the hedged item are reported currently in income. Fair values of such derivatives are subject to significant variability based on many of the same factors as the securities discussed above, including counterparty credit risk. The results of such variability, the effectiveness of our hedging strategies and the extent to which a forecasted hedged transaction remains probable of occurring, could result in a significant increase or decrease in our GAAP equity and/or earnings.

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

Revenue Recognition on Loans Held for Investment

Income on these loans is recognized similarly to that on our securities and is subject to similar uncertainties and contingencies, which are also analyzed on at least a quarterly basis. For loans acquired at a discount for credit losses, the net income recognized is based on a “loss adjusted yield” whereby a gross interest yield is recorded to Interest Income, offset by a provision for probable, incurred credit losses which is accrued on a periodic basis to Valuation Allowance. The provision is determined based on an evaluation of the loans as described under “Impairment of Loans” above. In the fourth quarter of 2008, we reclassified all our investments in loans as held for sale as we could no longer express the intent and ability to hold our loan investments through maturity. Subsequent to the refinancing of our Manufactured Housing Loans Portfolio I in April 2010, we have reclassified the related pool of loans as held for investment since the longer term financing gives us the ability to hold these loans until maturity. A rollforward of the allowance is included in Note 5 to our consolidated financial statements in Part II, Item 8, “Financial Statements and Supplementary Data.”

Revenue Recognition on Loans Held for Sale

Real estate related, commercial mortgage and residential mortgage loans that are considered held for sale are carried at the lower of amortized cost or market value determined on either an individual method basis, or in the aggregate for pools of similar loans. Interest income is recognized based on the loan’s coupon rate to the extent management believes it is collectable. Purchase discounts are not amortized as interest incurred during the period the loan is held for sale. A change in the market value of the loan, to the extent that the value is not above the cost basis, is recorded in Valuation Allowance. A rollforward of the allowance is included in Note 5 to our consolidated financial statements in Part II, Item 8, “Financial Statements and Supplementary Data.”

Recent Accounting Pronouncements

In April 2009, the FASB issued new guidance which (i) requires disclosures about the fair value of financial instruments on an interim basis, (ii) changes the guidance for determining, recording and disclosing other-than-temporary impairment, and (iii) provides additional guidance for estimating fair value when the volume or level of activity for an asset or liability have significantly decreased. This guidance was effective for Newcastle as of April 1, 2009. It had a significant impact on our disclosures, but no material impact on our financial condition, liquidity, or results of operations upon adoption. A reclassification adjustment of $1.3 billion of loss from Accumulated Deficit to Accumulated Other Comprehensive Income (Loss) was recorded at adoption but had no net effect on equity. Post-adoption impairment determinations, including the analysis performed at December 31, 2010, are performed using this new guidance and may result in materially different conclusions than would have been reached under prior guidance.

In June 2009, the FASB issued new guidance on transfers of financial assets, which eliminates the concept of qualified special purpose entities (QSPEs), changes the requirements for reporting a transfer of a portion of financial assets as a sale, clarifies other sale accounting criteria and changes the initial measurement of a transferor’s interest in transferred financial assets. Furthermore, it requires additional disclosures. This guidance is effective for fiscal years beginning after November 15, 2009. The adoption of this guidance did not have a material impact on our financial position, liquidity or results of operations.

In June 2009, the FASB issued new guidance which changes the definition of a variable interest entity (“VIE”) and changes the methodology to determine who is the primary beneficiary of, or in other words who consolidates, a VIE. Furthermore, it eliminates the scope exception for qualified special purpose entities (QSPEs), which are now subject to the VIE consolidation rules. This guidance is effective for fiscal years beginning after November 15, 2009. Generally, the changes are expected to cause more entities to be defined as VIEs and to require consolidation by the entity that exercises day-to-day control over a VIE, such as servicers and collateral managers. As discussed under “Variable Interest Entities” above, this guidance resulted in changes in our consolidated entities. Changes to consolidation conclusions impact, potentially materially, our gross assets, liabilities, equity, revenues and expenses but are not material to the net income applicable to our common stockholders.

The FASB has recently issued or discussed a number of proposed standards on such topics as consolidation, financial statement presentation, revenue recognition, leases, financial instruments, hedging, contingencies and fair value. Some of the proposed changes are significant and could have a material impact on Newcastle’s reporting. Newcastle has not yet fully evaluated the potential impact of these proposals, but will make such an evaluation as the standards are finalized.

Results of Operations

The following table summarizes the changes in our results of operations from year-to-year (dollars in thousands):

Comparison of Results of Operations for the years ended December 31, 2010 and 2009

	Year Ended December 31,		Increase (Decrease)
	2010	2009	Amount	%
Interest income	$300,272	$361,866	$(61,594)	(17.0%)
Interest expense	172,219	218,410	(46,191)	(21.1%)

Net interest income	128,053	143,456	(15,403)	(10.7%)

Impairment
Valuation allowance (reversal) on loans	(339,887)	15,007	(354,894)	N.M
Other-than-temporary impairment on securities, net	99,029	533,533	(434,504)	N.M

	(240,858)	548,540	(789,398)	N.M

Net interest income (loss) after impairment	368,911	(405,084)	773,995	N.M

Other Income (Loss)
Gain (loss) on settlement of investments, net	52,307	11,438	40,869	357.3%
Gain on extinguishment of debt	265,656	215,279	50,377	23.4%
Other income (loss), net	(35,676)	682	(36,358)	N.M

	282,287	227,399	54,888	24.1%

Expenses
Loan and security servicing expense	4,580	5,034	(454)	(9.0%)
General and administrative expense	7,696	8,899	(1,203)	(13.5%)
Management fee to affiliate	17,252	17,968	(716)	(4.0%)

	29,528	31,901	(2,373)	(7.4%)

Income (loss) from continuing operations	$621,670	$(209,586)	$831,256	396.6%

N.M. - Not meaningful

Interest Income

Interest income decreased by $61.6 million primarily due to (i) a $23.1 million decrease as a result of the deconsolidation of CDO VII, (ii) a $2.2 million decrease as a result of the disposition of securities and loans, (iii) a $5.1 million decrease due to paydowns of existing securities and loans, (iv) a $1.0 million decrease in the amount of prepayment penalties we received as a result of the prepayment of securities and loans, and (v) a $40.9 million decrease due to the accretion of discounts on securities impaired due to non-credit factors recognized as interest income in the first quarter of 2009. Up until March 31, 2009, GAAP required us to record impairments to write down debt securities to their fair value, rather than just the portion related to expected credit losses. As a result, we recorded a significant amount of impairments due to non-credit factors prior to 2009. Therefore, the portion of non-credit impairment, which we expected to recover, contributed to a significant amount of interest income being recorded through the accretion of discount in the first quarter of 2009. However, upon the adoption of revised impairment guidance issued by the FASB effective April 1, 2009, we no longer had to record impairment due to non-credit factors and therefore no longer recorded this significant increase in accretion income after the first quarter of 2009. The decreases described in items (i) through (v) above were partially offset by a $10.7million net increase as a result of new investments made offset by interest rate changes.

Interest Expense

Interest expense decreased by $46.2 million primarily due to (i) a $3.3 million decrease as a result of the repayment of repurchase agreements in connection with the disposition or repayment of certain securities and loans and a $6.7 million decrease in connection with the repurchase or paydown of CDO debt obligations, (ii) an $18.5 million decrease as a result of the deconsolidation of CDO VII, (iii) a $3.1 million decrease due to the repayment of debt resulting from paydowns of existing securities and loans, (iv) a $4.3 million decrease in the interest expense incurred on our junior subordinated notes due to the modification and exchanges effected in April 2009 and January 2010, (v) a $5.3 million decrease due to changes in the amortization of a deferred hedge loss and (vi) a $5.1 million net decrease, which was primarily due to changes in interest rates.

Valuation Allowance on Loans

The valuation allowance on loans decreased by $354.9 million primarily due to improved market conditions, certain successful loan restructurings and the sales of loans at prices substantially above their carrying value, resulting in a larger net reversal of valuation allowances on loans during the year ended December 31, 2010.

Other-than-temporary Impairment on Securities, Net

The other-than-temporary impairment on securities decreased by $434.5 million primarily due to improved market conditions.

Gain (Loss) on Settlement of Investments, Net

The net gain on settlement of investments increased by $40.9 as a result of the increased volume of sales and repayments of investments at a gain and the lower volume of sales of certain securities and loans at a loss due to liquidity reasons in the year ended December 31, 2010 compared to the year ended December 31, 2009.

Gain (Loss) on Extinguishment of Debt

The net gain on extinguishment of debt increased by $50.4 million primarily due to the significantly higher amounts of debt repurchased (although at lower discounts to our basis, such discounts are based on market conditions as well as the level within the capital structure we are repurchasing) in the year ended December 31, 2010 compared to the year ended December 31, 2009.

Other Income (Loss), Net

Other income decreased by $36.4 million primarily due to (i) a $20.6 million increase in unrealized loss recognized on derivative instruments for which the hedged items were no longer probable of occurring (ii) a $16.7 million decrease in fair value of certain non-hedge derivative instruments, offset by (iii) a $0.9 million increase in miscellaneous fee income.

Loan and Security Servicing Expense

Loan and security servicing expense has remained relatively stable during the year ended December 31, 2010 compared to the year ended December 31, 2009.

General and Administrative Expense

General and administrative expense decreased by $1.2 million primarily due to a decrease in legal and professional expenses.

Management Fee to Affiliate

Management fees decreased by $0.7 million primarily due to a reduction in gross equity (as defined in the management agreement) as a result of the exchange of preferred stock in the first quarter of 2010.

Comparison of Results of Operations for the years ended December 31, 2009 and 2008

	Year Ended December 31,		Increase (Decrease)
	2009	2008	Amount	%
Interest income	$361,866	$468,867	$(107,001)	(22.8%)
Interest expense	218,410	307,303	(88,893)	(28.9%)

Net interest income	143,456	161,564	(18,108)	(11.2%)

Impairment
Valuation allowance on loans	15,007	994,134	(979,127)	N.M
Other-than-temporary impairment on securities, net	533,533	1,997,696	(1,464,163)	N.M

	548,540	2,991,830	(2,443,290)	N.M

Net interest income (loss) after impairment	(405,084)	(2,830,266)	2,425,182	N.M

Other Income (Loss)
Gain (loss) on settlement of investments, net	11,438	(58,668)	70,106	119.5%
Gain on extinguishment of debt	215,279	13,824	201,455	N.M
Other income (loss), net	682	(67,965)	68,647	N.M

	227,399	(112,809)	340,208	301.6%

Expenses
Loan and security servicing expense	5,034	6,649	(1,615)	(24.3%)
General and administrative expense	8,899	7,586	1,313	17.3%
Management fee to affiliate	17,968	18,388	(420)	(2.3%)

	31,901	32,623	(722)	(2.2%)

Income (loss) from continuing operations	$(209,586)	$(2,975,698)	$2,766,112	93.0%

Interest Income

Interest income decreased by $107 million primarily due to (i) a $33.5 million decrease as a result of the disposition of certain assets and a $4.0 million decrease in connection with the disposition of assets to repay one of our CDO debt obligations, (ii) a $22.3 million decrease due to paydowns of existing securities and loans, (iii) a $55.4 million net decrease, which was primarily due to changes in interest rates, although this decrease was partially offset by increased interest income as a result of the accretion of discounts on impaired securities. The decreases described in items (i) through (iii) above were partially offset by an $8.2 million increase in the amount of prepayment penalties we received as a result of the early prepayment of securities and loans.

Interest Expense

Interest expense decreased by $88.9 million primarily due to (i) a $20.7 million decrease as a result of the repayment of repurchase agreements in connection with the disposition of certain assets and a $9.9 million decrease in connection with the repayment of certain CDO debt obligations or the repurchase of debt, (iii) a $12.8 million decrease due to repayment of debt resulting from paydowns of existing securities and loans, (iv) a $57.9 million net decrease, which was primarily due to changes in interest rates. The decreases described in items (i) through (iii) above were partially offset by an $11.6 million increase as a result of the amortization of a deferred hedge loss.

Valuation Allowance on Loans

The valuation allowance on loans decreased by $979.1 million as the net decline in fair value of loans was only $15.0 million in 2009, compared to a valuation allowance of $994.1 million we recorded in 2008 as a result of the reclassification of all loans from the “held for investment” category to the “held for sale” category as of December 31, 2008.

Other-than-temporary Impairment on Securities, Net

The other-than-temporary impairment on securities decreased by $1.5 billion in 2009. We continued to record a significant amount of other-than-temporary impairment as a result of the ongoing global credit crisis, but the amount recorded in 2009 was significantly less than the amount recorded in 2008 due to the significant impairment we recorded in the fourth quarter of 2008 when we determined that we were not able to express the intent and ability to hold our securities through maturity or recovery.

Gain (Loss) on Settlement of Investments, Net

The net gain on settlement of investments increased by $70.1 million primarily due to investments, which had previously been written down through impairments or allowances, being repaid at par.

Gain (Loss) on Extinguishment of Debt

The gain on extinguishment of debt increased by $201.5 million primarily due to the significantly higher amount of debt repurchased (and at a higher discount) in 2009 compared to 2008.

Other Income (Loss), Net

Other income recorded was not significant in 2009. The net increase of $68.6 million is primarily due to the significant loss recorded in 2008 as a result of the termination of total rate of return swaps at losses and losses on non-hedge derivatives.

Loan and Security Servicing Expense

Loan and security servicing expense decreased by $1.6 million primarily due to the principal pay down of our residential and manufactured housing mortgage loan portfolios.

General and Administrative Expense

General and administrative expense increased by $1.3 million primarily due to increases in legal fees and other professional fees in connection with our debt restructurings.

Management Fee to Affiliate

Management fees decreased by $0.4 million primarily due to a reduction in gross equity (as defined in the management agreement) as a result of the return of capital distributions made in 2008.

Liquidity and Capital Resources

Overview

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments, and other general business needs. Additionally, to maintain our status as a REIT under the Code, we must distribute annually at least 90% of our REIT taxable income. We note that we believe we have already met this requirement through 2010 and that up to 90% of this requirement may be met in future years through stock dividends, rather than cash, subject to limitations based on the value of our stock. Our primary sources of funds for liquidity consist of net cash provided by operating activities, sales or repayments of investments, potential refinancing of existing debt, and the issuance of equity securities, when feasible. Our debt obligations are generally secured directly by our investment assets, except for the junior subordinated notes payable.

Sources of Liquidity and Uses of Capital

As of the date of this filing, we have sufficient liquid assets to satisfy all of our recourse liabilities other than our junior subordinated notes payable, which are long-term obligations. With respect to the next twelve months, we expect that our cash on hand combined with our cash flow provided by operations will be sufficient to satisfy our anticipated liquidity needs with respect to our current investment portfolio, including related financings, hedging activity, potential margin calls and operating expenses. While it is inherently more difficult to forecast beyond the next twelve months, we currently expect to meet our long-term liquidity requirements, specifically the repayment of our recourse debt obligations, through our cash on hand and, if needed, additional borrowings, proceeds received from repurchase agreements and similar financings, and the liquidation or refinancing of our assets.

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

Our cash flow provided by operations differs from our net income (loss) due to these primary factors: (i) accretion of discount or premium on our real estate securities and loans (including the accrual of interest and fees payable at maturity), discount on our debt obligations, deferred financing costs, and deferred hedge gains and losses, (ii) gains and losses from sales of assets financed with CDOs, (iii) the valuation allowance recorded in connection with our loan assets, as well as other-than-temporary impairment on our securities, (iv) unrealized gains or losses on our non-hedge derivatives, (v) the non-cash charges associated with our early extinguishment of debt, and (vi) net income (loss) generated within CDOs that have failed their over collateralization or interest coverage tests. Proceeds from the sale of assets which serve as collateral for our CDO financings, including gains thereon, are required to be retained in the CDO structure until the related bonds are retired and are, therefore, not available to fund current cash needs outside of these structures.

Update Liquidity, Capital Resources and Capital Obligations

Certain details regarding our liquidity, current financings and capital obligations as of February 25, 2011 are set forth below:

—	Cash – We had a total of $250.6 million of cash, comprised of unrestricted cash of $57.9 million and $192.7 million of restricted cash held for reinvestment in our CDOs;

—

Margin Exposure and Recourse Financings – We have margin exposure on a $17.2 million repurchase agreement related to the financing of the Newcastle Class I-MM notes (of which only $4.3 million is recourse) and a $63.0 million repurchase agreement related to the financing of FNMA/FHLMC securities.

The following table compares our recourse financings excluding the junior subordinated notes:

Recourse Financings	February 25, 2011	December 31, 2010
CDO Securities	$4,288	$4,683

Non-FNMA/FHLMC recourse financings	4,288	4,683
FNMA/FHLMC securities	63,029	-

Total recourse financings	$67,317	$4,683

The non-FNMA/FHLMC recourse financings and the FNMA/FHLMC recourse financing will mature in December 2011 and May 2011, respectively.

It is important for readers to understand that our liquidity, available capital resources and capital obligations could change rapidly due to a variety of factors, many of which are beyond our control. Set forth below is a discussion of some of the factors that could impact our liquidity, available capital resources and capital obligations.

Factors That Could Impact Our Liquidity, Capital Resources and Capital Obligations

We refer readers to our discussions in other sections of this report for the following information:

—	For a further discussion of recent trends and events affecting our liquidity, see “– Market Considerations” above;

—	As described above, under “– Update on Liquidity, Capital Resources and Capital Obligations,” we are subject to margin calls in connection with our repurchase agreements;

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

—

Access to Financing from Counterparties – Decisions by investors, counterparties and lenders to enter into transactions with us will depend upon a number of factors, such as our historical and projected financial performance, compliance with the terms of our current credit and derivative arrangements, industry and market trends, the availability of capital and our investors’, counterparties’ and lenders’ policies and rates applicable thereto, and the relative attractiveness of alternative investment or lending opportunities. Recent conditions and events have limited the array of capital resources available to us and made the terms of capital resources we are able to obtain generally less favorable to us relative to the terms we were able to obtain prior to the onset of challenging conditions. Our core business strategy is dependent upon our ability to finance our real estate securities, loans and other real estate related assets with match funded debt at rates that provide a positive net spread. Currently, spreads for such liabilities have widened relative to historical levels and demand for such liabilities remains lower than the demand prior to the onset of challenging market conditions.

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

Investment Portfolio

Our investment portfolio as of December 31, 2010 is detailed in Part I, Item 1, “Business – Our Investment Strategy.”

Debt Obligations

Our debt obligations, as summarized in Note 8 to Part II, Item 8, “Financial Statements and Supplementary Data,” existing at December 31, 2010 (gross of $3.6 million of discounts) had contractual maturities as follows (unaudited) (in thousands):

	Nonrecourse	Recourse	Total
2011	$186,021	$4,683	$190,704
2012	-	-	-
2013	-	-	-
2014	-	-	-
2015	-	-	-
Thereafter	3,507,676	51,004	3,558,680

Total	$3,693,697	$55,687	$3,749,384

Certain of the debt obligations included above are obligations of our consolidated subsidiaries which own the related collateral. In some cases, including the CDO and Other Bonds Payable, such collateral is not available to other creditors of ours.

The following table provides additional information regarding short-term borrowings. These short-term borrowings were used to finance certain of our investments in real estate securities and loans, including FNMA/FHLMC securities, and our investments in manufactured housing loans. During the year ended December 31, 2010, we repaid all previously outstanding repurchase agreements and other short-term borrowings. In December 2010, we entered into a new repurchase facility of $19 million to finance the purchase of certain notes issued by Newcastle CDO VI. The new repurchase agreement has recourse to Newcastle up to twenty-five percent of the then-outstanding balance of the repurchase facility, which was approximately $4.7 million as of December 31, 2010.

		Year Ended December 31, 2010
	Outstanding Balance at December 31, 2010	Average Daily Amount Outstanding	Maximum Amount Outstanding	Weighted Average Interest Rate
Repurchase agreements	$18,732	$16,365	$71,309	LIBOR+1.14%
Short-term other bonds payable	$-	$3,091	$10,246	LIBOR+2.75%

Our non-CDO obligations contain various customary loan covenants. We were in compliance with all of the covenants in our non-CDO financings as of December 31, 2010.

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

In March 2007, we entered into an agreement to acquire a portfolio of subprime mortgage loans (“Subprime Portfolio II”) with up to $1.7 billion of unpaid principal balance. In July 2007, Newcastle Mortgage Securities Trust 2007-1 (“Securitization Trust 2007”) closed on a securitization of Subprime Portfolio II. As a result of the repurchase of delinquent loans by the seller, as well as borrower repayments, the unpaid principal balance of the portfolio upon securitization was $1.1 billion. We do not consolidate Securitization Trust 2007. We sold Subprime Portfolio II to Securitization Trust 2007, which issued $1.0 billion of notes with a stated maturity of April 2037. We, as holder of the equity of Securitization Trust 2007, have the option to redeem the notes once the aggregate principal balance of Subprime Portfolio II is equal to or less than 10% of such balance at the date of the transfer. The transaction between us and Securitization Trust 2007 qualified as a sale for accounting purposes. However, 10% of the loans which are subject to a call option by us were not treated as being sold. Following the securitization, we held the following interests in Subprime Portfolio II: (i) the equity of Securitization Trust 2007, (ii) the retained notes, and (iii) subprime mortgage loans subject to call option and related financing in the amount of 100% of such loans (we note that this interest is non-economic, meaning that if we do not exercise the option it has no impact on us).

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

During 2010, we repurchased $483.7 million face amount of CDO bonds for $215.8 million and recorded a gain of $265.7 million. During 2009, we repurchased $246.7 million face amount of CDO bonds for $29.9 million and recorded a gain of $215.3 million. During 2008, we repurchased $24.9 million face amount of CDO bonds for $7.9 million and recorded a gain of $16.8 million.

During 2008, we had significant asset sales and associated debt repayments and recorded significant impairment, as reflected in Part II, Item 8, “Financial Statements and Supplementary Data.”

On April 30, 2009, we entered into an exchange agreement with several collateralized debt obligations managed by a third party pursuant to which we agreed to exchange newly issued junior subordinated notes due in 2035 with an initial aggregate principal amount of $101.7 million (the “Notes”) for $100 million in aggregate liquidation amount of trust preferred securities that were previously issued by a subsidiary of us (the “TRUPs”) and were owned by the third party. The Notes accrue interest at a rate of 1.0% per year for a maximum of six quarters, beginning on February 1, 2009 and the aggregate principal amount of the Notes will increase to $104.9 million by July 31, 2010. Subsequent to that period, the rate reverts to that which we were required to pay on the TRUPs (7.574% through April 2016 and at a floating rate of 3-month LIBOR plus 2.25% thereafter). In conjunction with the exchange, the TRUPs were cancelled. This exchange is considered a troubled debt restructuring under GAAP which requires us to account for the effect of the interest modification prospectively and to record expenses related to the modification immediately through earnings.

On January 29, 2010, Newcastle entered into an Exchange Agreement, dated as of January 29, 2010 (the “Exchange Agreement”), with Taberna Capital Management, LLC and certain of its affiliates (collectively, “Taberna”), pursuant to which Newcastle and Taberna agreed to exchange (the “Exchange”) approximately $52.1 million aggregate principal amount of junior subordinated notes due 2035 for approximately $37.6 million face amount of previously issued CDO securities and approximately $9.7 million of cash held by Newcastle. In other words, $52.1 million face amount of Newcastle’s debt, in the form of junior subordinated notes payable, was repurchased and extinguished for GAAP purposes in exchange for (i) the payment of $9.7 million of cash, and (ii) the reissuance of $37.6 million face amount of CDO bonds payable (which had previously been repurchased by Newcastle). In connection with the Exchange, Newcastle paid or reimbursed $0.6 million of expenses incurred by Taberna, various indenture trustees and their respective advisors in accordance with the terms of the Exchange Agreement. Newcastle accounted for this exchange as a troubled debt restructuring involving partial repayment of debt. As a result, Newcastle recorded no gain or loss. The following table presents certain information regarding the Exchange as of the date of the Exchange.

			Consideration
	Repurchased junior subordinated notes		Cash	Reissued CDO bonds		Total
Outstanding face amount	$52,094		$9,715	$37,625		$	47,340
Weighted average coupon	7.574%	(A)	N/A	LIBOR + 0.66%	(B)
Maturity	April 2035			June 2052
Collateral	General credit of Newcastle			Assets within the respective CDOs

(A)	LIBOR + 2.25% after April 2016
(B)	Weighted average effective interest rate of approximately LIBOR+0.35% after the Exchange.

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

In December 2010, Newcastle, together with one or more of its wholly owned subsidiaries, completed a series of transactions whereby we repurchased approximately $257 million current principal balance of Newcastle CDO VI Class I-MM notes at a price of 67.5% of par. The purchased notes represent all of the outstanding Class I-MM notes of Newcastle CDO VI (the “notes”). We purchased the notes using a combination of restricted cash, unrestricted cash and proceeds from a new repurchase facility, entered into in connection with the purchase of a portion of the notes. The repurchase facility has a one-year term and bears interest at a rate of LIBOR + 1.50%. As of December 31, 2010, the repurchase agreement had an outstanding balance of $18.7 million, which was secured by $46.3 million current principal balance of the notes. Although the repurchase facility contains mark to market provisions that require margin to be posted in the event that the value of the notes decreases, the recourse to Newcastle is limited to twenty-five percent of the then-outstanding balance of the repurchase facility, which was approximately $4.7 million as of December 31, 2010. In accordance with GAAP, we recorded an $82 million gain on the extinguishment of this debt and $24.0 million of mark-to-market loss on the related interest rate swap agreement.

In February 2011, we purchased $63.4 million current principal balance of FNMA/FHLMC one -year ARM securities for approximately $66.3 million, using $3.3 million of unrestricted cash and financed with a $63.0 million new repurchase facility. The repurchase facility bears interest at 0.29%, matures in May 2011 and is subject to customary margin provisions.

Each of our CDO financings contains tests that measure the amount of over collateralization and excess interest in the transaction. At issuance, each of our CDOs passed all of these tests. Failure to satisfy these tests would generally cause (or has caused) the cash flow that would otherwise be distributed to the more junior classes of securities (including those held by Newcastle) to be redirected to pay down the most senior class of securities outstanding until the tests are satisfied. As a result, our cash flow and liquidity are negatively impacted upon such a failure, and the impact could be (and has been) material. The table set forth below presents data, including the most recent quarterly cash flows received by Newcastle, for each of our CDOs, and sets forth which of the CDOs have satisfied these tests in the most recent quarter. The amounts set forth are as of December 31, 2010 unless otherwise noted (dollars in thousands). For those CDOs that have failed their applicable over collateralization tests, the impact of failing is already reflected in the cash flow set forth in the table. For those CDOs that have satisfied their applicable over collateralization tests, we could potentially lose substantially all of the cash flows from those CDOs in future quarters if we fail to satisfy the tests in the future. The amounts in the table reflect data at the CDO level and thus are different from the GAAP balance sheet due to intercompany amounts eliminated in Newcastle’s consolidated balance sheet.

		CDO IV			CDO V			CDO VI			CDO VIII			CDO IX			CDO X
Balance Sheet:
Assets Face Amount		$362,272			$414,394			$424,637			$927,008			$811,277			$1,374,641
Assets Fair Value		274,317			266,812			221,842			630,096			590,101			1,048,991

Issued Debt Face Amount (1)		291,475			381,545			345,450			678,313			530,125			1,224,250
Issued Debt Basis (1)		290,779			380,459			344,298			677,250			534,172			1,222,767

Quarterly cash receipts (2)		$116			$143			$115			$3,746			$3,205			$6,555

	Face	Fair Value		Face	Fair Value		Face	Fair Value		Face	Fair Value		Face	Fair Value		Face	Fair Value
Collateral Composition (3):
CMBS	$218,664	$147,269	B+	$269,994	$156,987	B+	$278,377	$113,996	B	$220,981	$145,730	BB	$62,604	$52,703	BB+	$902,239	$684,047	BB+
REIT Debt	86,507	92,057	BBB-	74,404	78,146	BBB-	59,200	60,668	BB+	—	—	—	—	—	—	97,302	98,100	BB-
ABS	43,392	24,041	B+	66,856	28,264	B-	77,707	38,036	B	82,543	62,566	B+	3,232	2,830	BBB+	190,663	135,992	BB+
FNMA/FHLMC	—	—	—	3,140	3,415	AAA	—	—	—	—	—	—	—	—	—	—	—	—
Bank Loans	3,977	3,808	CCC-	—	—	—	9,353	9,142	CCC+	178,173	127,572	CCC+	203,577	158,556	CCC	29,188	11,748	CCC-
Mezzanine Loans / B-Notes / Whole Loans	9,732	7,142	BB+	—	—	—	—	—	—	317,340	234,746	CCC	419,504	303,647	CCC-	—	—	—
CDO	—	—	—	—	—	—	—	—	—	90,568	22,079	CCC	74,250	20,275	CCC	67,900	31,755	B-
Residential Loans	—	—	—	—	—	—	—	—	—	—	—	—	3,795	3,493	—	—	—	—
Equity Securities	—	—	—	—	—	—	—	—	—	—	—	—	—	4,282	—	—	—	—
Other Investments	—	—	—	—	—	—	—	—	—	—	—	—	18,882	18,882	—	—	—	—
Restricted Cash for Reinvestment	—	—	—	—	—	—	—	—	—	37,403	37,403	—	25,433	25,433	—	87,349	87,349	—

Total	$362,272	$274,317	BB-	$414,394	$266,812	BB-	$424,637	$221,842	B+	$927,008	$630,096	B-	$811,277	$590,101	CCC	$1,374,641	$1,048,991	BB+

Collateral on Negative Watch (4)	$32,664			$43,003			$45,637			$10,994			$—			$133,925

CDO Cash Flow Triggers (5):
Over Collateralization (6):
As of December 2010 remittance Cushion (Deficit) ($)		$(33,908)			$(30,319)			$(178,604)			$63,954			$119,317			$48,480
As of February 2011 remittance Cushion (Deficit) ($)		—			—			$(184,846)			$47,223			$91,474			$50,929
Interest Coverage (6):
As of December 2010 remittance Cushion (Deficit) (%)		223.1%			165.6%			305.9%			220.1%			194.8%			501.6%
As of February 2011 remittance Cushion (Deficit) (%)		—			—			(38.5%)			272.7%			415.3%			122.4%
CDO Overview:
Effective		Sep-04			Feb-05			Aug-05			Mar-07			Jul-07			Dec-07
Reinvestment Period End (7)		Passed			Passed			Passed			Nov-11			May-12			Jul-12
Optional Call (8)		Jun-07			Dec-07			May-08			Dec-09			Jun-10			Aug-10
Auction Call (9)		Mar-14			Sep-14			Apr-15			Nov-16			May-17			Jul-17

WA Debt Spread (bps) (10)		54			58			43			44			58			34

Asset Average Life		3.1			3.4			2.8			3.7			3.3			3.6
Debt Average Life		2.2			3.0			3.9			3.1			4.0			4.6

See footnotes on next page

(1)	Includes only CDO bonds issued to third parties and other Newcastle CDOs.

(2)	Represents cash received from each CDO based on all of our interests in such CDO (including senior management fees but excluding principal received) for the three months ended December 31, 2010. Cash receipts for this period included $2.5 million of non-recurring interest, prepayment penalty fees, extension fees and yield maintenance fees, and $1.8 million of senior collateral management fees, and may not be indicative of cash receipts for subsequent periods. See “Cautionary Note Regarding Forward Looking Statements” for risks and uncertainties that could cause our receipts for subsequent periods to differ materially from these amounts.

(3)	Collateral composition is calculated as a percentage of the face amount of collateral and includes CDO bonds of $232.7 million and other bonds of $205.4 million issued by Newcastle, which are eliminated in consolidation. The fair value of these CDO bonds and other bonds was $74.1 million and $170.9 million at December 31, 2010, respectively. Also reflected are weighted average credit ratings, which were determined by third party rating agencies as of a particular date, may not be current and are subject to change (including a “negative watch” assignment) at any time.

(4)	Represents the face amount of collateral on negative watch for possible downgrade by at least one rating agency (Moody’s, S&P, or Fitch) as of the determination date of December 17, 2010 for CDOs IV and V, as these deals only report actual over collateralization excess percentages on a quarterly basis, and as of the latest determination date of February 25, 2011 for all other CDOs. The amounts include CDO bonds of $53.2 million issued by Newcastle, which are eliminated in consolidation and not reflected in our investment portfolio segments.

(5)	Each of our CDO financings contains tests that measure the amount of over collateralization and excess interest in the transaction. Failure to satisfy these tests would cause the principal and/or interest cashflow that would otherwise be distributed to more junior classes of securities (including those held by Newcastle) to be redirected to pay down the most senior class of securities outstanding until the tests are satisfied. As a result, our cash flow and liquidity are negatively impacted upon such a failure, and the impact could be material. Each CDO contains tests at various over collateralization and interest coverage percentage levels. The trigger percentages used above represent the first threshold at which cashflows would be redirected as described in this footnote. The data presented is as of the most recent remittance date on or before December 31, 2010 or February 28, 2011, as applicable, and may change or have changed subsequent to that date. CDOs IV and V only report on a quarterly basis and, therefore, no updated February 28, 2011 information is available. In addition, our CDOs may also contain specific over collateralization tests that, if failed, can result in the occurrence of an event of default or our being removed as collateral manager of the CDO. Failure of the over collateralization tests can also cause a “phantom income” issue if cash that constitutes income is diverted to pay down debt instead of being distributed to us. As of the December 2010 remittance date for CDOs IV and V and as of the February 2011 remittance date for CDO VI, these CDOs were not in compliance with their applicable over collateralization tests and, consequently, we were not receiving cash flows from these CDOs (other than senior management fees). Based upon our current calculations, we expect these portfolios to remain out of compliance for the foreseeable future. Moreover, given current market conditions, it is possible that all of our CDOs could be out of compliance with their over collateralization tests as of one or more measurement dates within the next twelve months. Our ability to rebalance will depend upon the availability of suitable securities, market prices, whether the reinvestment period of the applicable CDO has ended, and other factors that are beyond our control. Such rebalancing efforts may be extremely difficult given current market conditions and we cannot assure you that we will be successful in our rebalancing efforts. If the liabilities of our CDOs are downgraded by Moody’s to certain predetermined levels, our discretion to rebalance the applicable CDO portfolios may be negatively impacted. Moreover, if we bring these coverage tests into compliance, we cannot assure you that they will not fall out of compliance in the future or that we will be able to correct any noncompliance. For a more detailed discussion of the impact of CDO financings on our cash flows, see Part I, Item 1A, “Risk Factors – The use of CDO financings with coverage tests may have a negative impact on our operating results and cash flows.

(6)	Represents excess or deficiency under the applicable over collateralization or interest coverage tests to the first threshold at which cash flow would be redirected. We generally do not receive material cash flow from the CDO until a deficiency is corrected. Ratings downgrades of assets in our CDOs can negatively impact compliance with the over collateralization tests. Generally, the over collateralization test measures the principal balance of the specified pool of assets in a CDO against the corresponding liabilities issued by the CDO. However, based on ratings downgrades, the principal balance of an asset or of a specified percentage of assets in a CDO may be deemed reduced below their current balance to levels set forth in the related CDO documents for purposes of calculating the over collateralization test. As a result, ratings downgrades can reduce the principal balance of the assets used in the over collateralization test relative to the corresponding liabilities in the test, thereby reducing the over collateralization percentage. In addition, actual defaults of an asset would also negatively impact compliance with the over collateralization tests. Failure to satisfy an over collateralization test could result in the redirection of cashflows as described in footnote 5 above or, in certain circumstances, in our removal as manager of the applicable portfolio.

(7)	Our CDO financings typically have a 5 year reinvestment period. Generally, after such period ends, principal payments on the collateral are used to paydown the most senior debt outstanding. Prior to the end of the reinvestment period, principal payments received on the collateral are reinvested.

(8)	At the option call date, Newcastle, as the equity holder, has the right to payoff the CDO bonds at their related redemption price.

(9)	At the auction call date, there is a mandatory auction of the assets. If the prices are sufficient to pay off the outstanding CDO bonds, the assets will be sold and the CDO bonds will be redeemed.

(10)	Debt spread represents the spread above the benchmark interest rate (LIBOR or U.S. Treasuries) that Newcastle pays on its debt.

The following table sets forth further information with respect to the bonds of our consolidated CDO financings as of December 31, 2010 (dollars in thousands):

		Current Face Amount (1)
		Held By
Class	Original Face Amount	Third Parties	Newcastle CDOs (2)	Newcastle Outside of its CDOs (3)		Total	Stated Interest Rate
CDO IV
Class I	$353,250	$253,848	$-	$1,445		$255,293	LIBOR +	0.40%
Class II-FL	13,000	3,037	-	10,125		13,162	LIBOR +	0.65%
Class II-FX	7,250	2,121	5,568	-		7,689		4.73%
Class III-FL	7,500	5,106	-	2,553		7,659	LIBOR +	1.00%
Class III-FX	15,000	3,579	-	9,462		13,041		5.11%
Class IV-FL	9,000	8,325	-	-		8,325	LIBOR +	2.25%
Class IV-FX	9,000	9,891	-	-		9,891		6.34%
Class V	13,500	-	-	15,355		15,355		8.67%
Preferred	22,500	-	-	22,500		22,500		N/A

	$450,000	$285,907	$5,568	$61,440		$352,915

CDO V
Class I	$388,000	$297,910	$-	$-		$297,910	LIBOR +	0.34%
Class II-FL	23,500	23,500	-	-		23,500	LIBOR +	0.55%
Class III-FL	23,000	23,069	-	-		23,069	LIBOR +	0.90%
Class IV-FL	8,000	4,022	-	4,022		8,044	LIBOR +	1.90%
Class IV-FX	12,000	12,188	-	-		12,188		6.26%
Class V	20,500	-	20,856	-		20,856		6.94%
Preferred	25,000	-	-	25,000		25,000		N/A

	$500,000	$360,689	$20,856	$29,022		$410,567

CDO VI
Class I-MM LT	$323,000	$-	$47,044	$207,689	*	$254,733	LIBOR +	0.25%
Class I-B	59,000	59,000	-	-		59,000	LIBOR +	0.40%
Class II	33,000	23,286	-	10,124		33,410	LIBOR +	0.50%
Class III-FL	15,000	5,103	-	10,206		15,309	LIBOR +	0.80%
Class III-FX	5,000	-	-	5,547		5,547		5.67%
Class IV-FL	9,600	623	-	9,340		9,963	LIBOR +	1.70%
Class IV-FX	2,400	2,705	-	-		2,705		6.55%
Class V	21,000	-	-	24,222		24,222		7.81%
Preferred	32,000	-	-	32,000		32,000		N/A

	$500,000	$90,717	$47,044	$299,128		$436,889

* $161.4 million of these CDO VI bonds served as collateral for a $108.8 million bank loan owned jointly by two of Newcastle’s CDOs and $46.3 million of CDO VI bonds served as collateral for an $18.7 million repurchase agreement financing.

CDO VIII (4)
Class I-A	$462,500	$462,500	$-	$-		$462,500	LIBOR +	0.28%
Class I-AR	60,000	60,000	-	-		60,000	LIBOR +	0.34%
Class I-B	38,000	4,000	-	34,000		38,000	LIBOR +	0.36%
Class II	42,750	-	29,000	13,750		42,750	LIBOR +	0.42%
Class III	42,750	20,000	22,750	-		42,750	LIBOR +	0.50%
Class IV	28,500	-	-	-		-	LIBOR +	0.60%
Class V	28,500	28,500	-	-		28,500	LIBOR +	0.75%
Class VI	27,313	-	-	-		-	LIBOR +	0.80%
Class VII	21,375	-	-	-		-	LIBOR +	0.90%
Class VIII	22,562	11,063	8,250	3,250		22,563	LIBOR +	1.45%
Class IX-FL	6,000	6,000	-	-		6,000	LIBOR +	1.80%
Class IX-FX	7,600	7,600	-	-		7,600		6.80%
Class X	19,650	18,650	-	-		18,650	LIBOR +	2.25%
Class XI	26,125	-	-	24,125		24,125	LIBOR +	2.50%
Class XII	28,500	-	-	28,500		28,500		7.50%
Preferred	87,875	-	-	87,875		87,875		N/A

	$950,000	$618,313	$60,000	$191,500		$869,813

		Current Face Amount (1)
		Held By
Class	Original Face Amount	Third Parties	Newcastle CDOs (2)	Newcastle Outside of its CDOs (3)	Total	Stated Interest Rate
CDO IX (4)
Class A-1	$379,500	$379,500	$-	$-	$379,500	LIBOR +	0.26%
Class A-2	115,500	65,500	-	50,000	115,500	LIBOR +	0.47%
Class B	37,125	35,125	-	2,000	37,125	LIBOR +	0.65%
Class C	33,000	-	-	-	-	LIBOR +	0.93%
Class D	20,625	-	-	-	-	LIBOR +	1.00%
Class E	24,750	-	-	24,750	24,750	LIBOR +	1.10%
Class F	18,562	-	-	18,562	18,562	LIBOR +	1.30%
Class G	18,562	-	-	11,262	11,262	LIBOR +	1.50%
Class H	21,656	-	8,751	9,305	18,056	LIBOR +	2.50%
Class J	21,656	-	21,656	-	21,656	LIBOR +	3.00%
Class K	19,593	-	19,593	-	19,593	LIBOR +	3.50%
Class L	23,718	-	-	23,718	23,718		7.50%
Class M	39,187	-	-	39,187	39,187		8.00%
Preferred	51,566	-	-	51,566	51,566		N/A

	$825,000	$480,125	$50,000	$230,350	$760,475

CDO X (4)
Class A-1	$980,000	$980,000	$-	$-	$980,000	LIBOR +	0.26%
Class A-2	140,000	140,000	-	-	140,000	LIBOR +	0.35%
Class A-3	99,750	55,000	10,000	-	65,000	LIBOR +	0.60%
Class B	28,000	-	-	-	-	LIBOR +	1.25%
Class C	40,250	-	39,250	-	39,250	LIBOR +	1.75%
Class D	22,000	-	-	22,000	22,000	LIBOR +	2.50%
Class E	13,500	-	-	13,500	13,500	LIBOR +	3.00%
Class F	14,000	-	-	14,000	14,000		9.04%
Preferred	62,500	-	-	62,500	62,500		N/A

	$1,400,000	$1,175,000	$49,250	$112,000	$1,336,250

(1)	The amounts presented in these columns exclude the face amount of any cancelled bonds within an applicable class.

(2)	Amounts in this column represent the amount of bonds of the applicable class held by Newcastle’s consolidated CDOs. These bonds are eliminated in Newcastle’s consolidated balance sheet.

(3)	Amounts in this column represent the amount of bonds of the applicable class held as investments by Newcastle outside of its non-recourse financing structures.

(4)	These CDOs issued the following interest only fixed-rate notes with a 5-year maturity from inception:

i.	CDO VIII Class S with a notional amount of $33.9 million at 5.41%

ii.	CDO IX Class S with a notional amount of $33.5 million at 5.45%

iii.	CDO X Class S with a notional amount of $24.2 million at 5.78%

Stockholders’ Equity

Common Stock

The following table presents information on shares of our common stock issued since our formation.

Year	Shares Issued	Range of Issue Prices per Share (1)	Net Proceeds (millions)	Options Granted to Manager

Formation - 2005	43,913,409			2,655,727
2006	1,800,408	$29.42	$51.2	170,000
2007	7,065,362	$27.75 - $31.30	$201.3	698,000
2008	9,871	N/A	$0.1	0
2009	123,463	N/A	$0.1	0
2010	9,114,671	$3.13	$28.5	0

December 31, 2010	62,027,184

(1)	Excludes prices of shares issued pursuant to the exercise of options and of shares issued to our independent directors. Includes prices of shares issued in exchange for preferred stock as of that date.

Through December 31, 2010, Fortress had assigned, for no value, options to purchase approximately 1.2 million shares of our common stock to certain of Fortress’s employees, of which approximately 0.4 million had been exercised. In addition, Fortress had exercised 0.7 million of its options.

As of December 31, 2010, our outstanding options had a weighted average strike price of $26.64 and were summarized as follows:

Held by our Manager	1,686,447
Issued to our manager and subsequently assigned to certain of Fortress’s employees	798,162
Held by directors and former directors	14,000

Total	2,498,609

Preferred Stock

In March 2003, we issued 2.5 million shares ($62.5 million face amount), of 9.75% Series B Cumulative Redeemable Preferred Stock (the “Series B Preferred”). In October 2005, we issued 1.6 million shares ($40.0 million face amount) of 8.05% Series C Cumulative Redeemable Preferred Stock (the “Series C Preferred”). In March 2007, we issued 2.0 million shares ($50.0 million face amount) of 8.375% Series D Cumulative Redeemable Preferred Stock (the “Series D Preferred). The Series B Preferred, Series C Preferred and Series D Preferred have a $25 liquidation preference, no maturity date and no mandatory redemption. We have the option to redeem the Series B Preferred and the Series C Preferred, and, beginning in March 2012, we will have the option to redeem the Series D Preferred, at their liquidation preference. If the Series C Preferred and Series D Preferred cease to be listed on the NYSE or the AMEX, or quoted on the NASDAQ, and we are not subject to the reporting requirements of the Exchange Act, we have the option to redeem the Series C Preferred or Series D Preferred, as applicable, at their liquidation preference and, during such time any shares of Series C Preferred or Series D Preferred are outstanding, the dividend will increase to 9.05% or 9.375% per annum, respectively.

To the extent we have unpaid accrued dividends on our preferred stock, we cannot pay any dividends on our common shares, pay any consideration to repurchase or otherwise acquire stock of our common stock or redeem any stock of any series of our preferred stock without redeeming all of our outstanding preferred stock in accordance with the governing documentation. Moreover, if we do not pay dividends on any series of preferred stock for six or more periods, then holders of each affected series obtain the right to call a special meeting and elect two members to our board of directors. Consequently, if we do not make a dividend payment on our preferred stock for six or more quarterly periods, it could restrict the actions that we may take with respect to our common stock and preferred stock and could affect the composition of our board and, thus, the management of our business. No assurance can be given that we will pay any dividends on any series of our preferred stock in the future.

In March 2010, Newcastle settled its offer to exchange (the “Exchange Offer”) shares of its common stock and cash for shares of its preferred stock. In the aggregate, Newcastle issued 9,091,668 shares of its common stock (approximately 17.2% of Newcastle’s outstanding shares of common stock prior to the issuance of shares in the Exchange Offer). A total of 2,881,694 shares of common stock were issued in exchange for 1,152,679 shares of Series B Preferred stock, a total of 2,759,989 shares of common stock were issued in exchange for 1,104,000 shares of Series C Preferred stock, and a total of 3,449,985 shares of common stock were issued in exchange for 1,380,000 shares of Series D Preferred stock. The shares of preferred stock acquired by Newcastle in the Exchange Offer were retired upon receipt. After settlement of the Exchange Offer, 1,347,321 shares of Series B Preferred stock, 496,000 shares of Series C Preferred stock and 620,000 shares of Series D Preferred stock remain outstanding for trading on the New York Stock Exchange.

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

As of December 31, 2010, $3.7 million of dividends on Newcastle’s preferred stock were unpaid and in arrears. On January 31, 2011, we paid all current and accrued dividends on our preferred stock as of that date.

Accumulated Other Comprehensive Income (Loss)

During the year ended December 31, 2010, our accumulated other comprehensive income (loss) changed due to the following factors (in thousands):

	Gains / Losses on Cash Flow Hedges	Gains / Losses on Securities	Total Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss), December 31, 2009	$(180,895)	$(452,923)	$(633,818)
Deconsolidation of CDO VII	28,514	40,715	69,229
Net unrealized gain (loss) on securities	-	439,496	439,496
Reclassification of net realized (gain) loss on securities into earnings	-	43,442	43,442
Net unrealized gain (loss) on derivatives	(7,313)	-	(7,313)
Reclassification of net realized (gain) loss on derivatives designated as cash flow hedges into earnings	42,786	-	42,786

Accumulated other comprehensive income (loss), December 31, 2010	$(116,908)	$70,730	$(46,178)

Our GAAP equity changes as our real estate securities portfolio and derivatives are marked to market each quarter, among other factors. The primary causes of mark to market changes are changes in interest rates and credit spreads. During the year ended December 31, 2010, a net tightening of credit spreads has caused a net decrease in unrealized losses recorded in accumulated other comprehensive income on our real estate securities. Net unrealized losses on derivatives designated as cash flow hedges decreased for the year primarily as a result of the deconsolidation of CDO VII and the reclassification of the mark-to-market losses of certain derivatives into earnings, partially offset by an increase in net unrealized loss as a result of decreases in long-term rates.

See “– Market Considerations” above for a further discussion of recent trends and events affecting our unrealized gains and losses as well as our liquidity.

Common Dividends Paid

Declared for the Period Ended	Paid	Amount Per Share
March 31, 2008	April 2008	$0.25
June 30, 2008	July 2008	$0.25
September 30, 2008	October 2008	$0.25
December 31, 2008	N/A	$0.00
December 31, 2009 (Year)	N/A	$0.00
December 31, 2010 (Year)	N/A	$0.00

Cash Flow

Operating Activities

Net cash flow provided by (used in) operating activities decreased from $74.2 million for the year ended December 31, 2009 to $48.8 million for the year ended December 31, 2010. It decreased from $118.2 million for the year ended December 31, 2008 to $74.2 million for the year ended December 31, 2009. These changes primarily resulted from the redirection of interest cash flows in certain of our CDOs as a result of the failure to satisfy certain coverage tests, and the changes in net interest income of our investments as described above.

Operating Activities – Direct Method Comparison

Cash interest received for investments in securities and loans decreased approximately $58.2 million as a result of a lower average balance of interest bearing securities and loans of $4.2 billion in 2010 compared to $5.3 billion in 2009, which is offset by an increase in the weighted average coupon to 5.04% in 2010 from 4.95% in 2009. The lower interest earning asset balance is primarily a result of paydowns, sales and delinquencies. Furthermore, as a result of increases in defaulted assets and CDOs failing certain coverage tests, the net interest income redirected for reinvestment or CDO bond paydown increased by approximately $4.9 million in 2010. Prepayment penalty income decreased by approximately $1.0 million in 2010 due to a lower volume of prepayments in 2010 compared to 2009.

Cash interest paid decreased approximately $35.7 million due to (i) a lower average debt balance of $3.6 billion in 2010 compared to $4.8 billion in 2009 and a decrease in the weighted average coupon to 0.89% in 2010 from 0.94% in 2009 and (ii) a net decrease in interest payments on our interest rate swaps which experienced a decrease in their average notional balance to $1.9 billion in 2010 from $2.4 billion in 2009 and an effective pay rate of 5.06% in 2010, unchanged from 2009.

General and administrative expenses paid in 2010 decreased approximately $1.2 million primarily due to lower insurance expense in 2010 compared to 2009.

Investing Activities

Investing activities provided (used) $75.2 million, $172.1 million and $1.7 billion during the years ended December 31, 2010, 2009 and 2008, respectively. Investing activities consisted primarily of the investments made in real estate securities and loans outside of our CDO financing structures, net of proceeds from the sale or settlement of investments.

Financing Activities

Financing activities provided (used) ($158.9) million, ($227.7) million and ($1.8) billion during the years ended December 31, 2010, 2009 and 2008, respectively. The return of restricted cash from refinancing activities, the refinancing of our manufactured housing loan portfolio I and a new repurchase facility served as the primary sources of cash flow from financing activities. Offsetting uses included the repayment of debt as described above, the payment of related deferred financing costs, the payment of preferred dividends, and the payment related to the exchange of the junior subordinated notes, as well as the payment related to the preferred stock exchange described under “– Preferred Stock” above.

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

Off-Balance Sheet Arrangements

As of December 31, 2010, we had the following material off-balance sheet arrangements. We believe that these off-balance sheet structures presented the most efficient and least expensive form of financing for these assets at the time they were entered, and represented the most common market-accepted method for financing such assets.

—	In April 2006, we securitized Subprime Portfolio I. The loans were sold to a securitization trust, of which 80% were treated as a sale, which is an off-balance sheet financing.

—	In July 2007, we securitized Subprime Portfolio II. The loans were sold to a securitization trust, of which 90% were treated as a sale, which is an off-balance sheet financing.

—	On January 1, 2010, pursuant to new accounting guidance, we deconsolidated CDO VII, which is now effectively an off-balance sheet financing.

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

—	We have made investments in three equity method investees, two of which are dormant at December 31, 2010 and the other of which is immaterial to our financial condition, liquidity, and operations.

In each case, our exposure to loss is limited to the carrying (fair) value of our investment.

Contractual Obligations

As of December 31, 2010, we had the following material contractual obligations (payments in thousands):

Contract	Terms

CDO bonds payable	Described under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”

Other bonds payable	Described under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”

Notes Payable	Described under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”

Repurchase agreements	Described under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”

Junior subordinated notes payable	Described under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”

Derivative liabilities	Described under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”

Management agreement	Our manager is paid an annual management fee of 1.5% of our gross equity, as defined, an expense reimbursement, and incentive compensation equal to 25% of our adjusted net income available for common stockholders above a certain threshold. For more information on this agreement, as well as historical amounts earned, see Note 10 to Part II, Item 8, “Financial Statements and Supplementary Data.” As a result of not meeting the incentive compensation threshold, the incentive compensation to the Manager has been discontinued for an indeterminate period of time.

Subprime loan securitization and CDO VII	We entered into the securitization of Subprime Portfolios I and II, and also entered into CDO VII which was subsequently deconsolidated, as described under “– Liquidity and Capital Resources.”

Loan servicing agreements	We are a party to servicing agreements with respect to our residential mortgage loans, including manufactured housing loans and subprime mortgage loans. We pay annual servicing fees generally equal to 0.375% of the outstanding face amount of the residential mortgage loans, and 1.00% and 0.625% of the outstanding face amount of the two portfolios of manufactured housing loans, respectively. We also pay an incentive fee for one of the portfolios of manufactured housing loans if the performance of the loans meets certain thresholds.

Trustee agreements	We have entered into trustee agreements in connection with our securitized investments, primarily our CDOs. We pay annual fees of between 0.015% and 0.020% of the outstanding face amount of the CDO bonds under these agreements.

	Fixed and Determinable Payments Due by Period
Contract	2011	2012-2013	2014-2015	Thereafter	Total
CDO bonds payable (1) (4)	$25,788	$43,184	$41,757	$3,684,033	$3,794,762
Other bonds payable (1)	177,222	8,221	8,221	166,504	360,168
Notes Payable (1)	51	101	101	5,317	5,570
Repurchase agreements (2)	18,732	-	-	-	18,732
Financing of subprime mortgage loans subject to future repurchase (3)	N/A	N/A	N/A	N/A	N/A
Junior subordinated notes payable (1)	3,863	7,726	7,726	77,902	97,217
Interest rate swaps, treated as hedges (4)	3,902	-	91,822	40,851	136,575
Non-hedge derivative obligations (5)	40,286	-	-	-	40,286
Management agreement (6)	16,534	33,067	33,067	413,343	496,011
Subprime loan securitizations	*	*	*	*	*
CDO VII	*	*	*	*	*
Loan servicing agreements	*	*	*	*	*
Trustee agreements	*	*	*	*	*

Total	$286,378	$92,299	$182,694	$4,387,950	$4,949,321

* These contracts do not have fixed and determinable payments.

(1)	Includes interest based on rates existing at December 31, 2010 and assuming no prepayments. Obligations that are repayable prior to maturity at the option of Newcastle are reflected at their contractual maturity dates.

(2)	Repurchase agreements, which have not been term financed, and mature within one year of our financial statement date, are included in this table assuming no interest.

(3)	These obligations represent the related financing on the loans which are subject to future repurchase by Newcastle and are offset by the amount of such loans. See Note 5 to Part II, Item 8, “Financial Statements and Supplementary Data”.

(4)	A substantial portion of these agreements are held within our non-recourse financing structures. The amounts reflected assume that these agreements are terminated at their December 31, 2010 fair value and paid at the contractual maturity of the related interest rate swap agreements.

(5)	The amounts reflected assume that these agreements are terminated at their December 31, 2010 fair value on January 1, 2010.

(6)	Amounts reflect base management fees for the next 30 years assuming no change in gross equity, as defined, from December 31, 2010.

Inflation

We believe that our risk of increases in market interest rates on our floating rate debt as a result of inflation is largely offset by our use of match funding and hedging instruments as described above. See Part II, Item 7A, “Quantitative and Qualitative Disclosure About Market Risk — Interest Rate Exposure” below.

Net Interest Income Less Expenses (Net of Preferred Dividends)

Newcastle has five primary variables that impact its operating performance: (i) the current yield earned on its investments that are not included in non-recourse financing structures (i.e., unlevered investments and investments subject to recourse debt), (ii) the net yield it earns from its non-recourse financing structures, (iii) the interest expense and dividends incurred under its recourse debt and preferred stock, (iv) its operating expenses, and (v) its realized and unrealized gains on its investments and its debt obligations, including impairment. Net Interest Income Less Expenses (Net of Preferred Dividends) is a measure of the operating performance of Newcastle that excludes the fifth variable listed above. It is used by management to gauge the current performance of Newcastle without taking into account gains and losses, which, although they represent a part of our recurring operations, are subject to significant variability and are only a potential indicator of future economic performance. Management views Net Interest Income Less Expenses (Net of Preferred Dividends) as Newcastle’s “core” current earnings, while gains and losses (including impairment) are simply a potential indicator of future earnings. Management believes that Net Interest Income Less Expenses (Net of Preferred Dividends) provides investors with useful information regarding Newcastle’s “core” current earnings, and it enables investors to evaluate Newcastle’s current performance using the same measure that management uses to operate the business.

Net interest income less expenses (net of preferred dividends) does not represent cash generated from operating activities in accordance with GAAP and therefore should not be considered an alternative to net income as an indicator of our operating performance or as an alternative to cash flow as a measure of our liquidity and is not necessarily indicative of cash available to fund cash needs. For a further description of the differences between cash flow provided by operations and net income, see “–Liquidity and Capital Resources” above. Our calculation of net interest income less expenses (net of preferred dividends) may be different from the calculation used by other companies and, therefore, comparability may be limited.

	Year Ended December 31,
	2010	2009	2008
Income (loss) applicable to common stockholders	$657,252	$(223,405)	$(2,998,853)
Add (Deduct):
Impairment (including the reversal of prior valuation allowances on loans)	(240,858)	548,540	2,991,830
Other (income) loss	(282,287)	(227,399)	112,809
(Income) loss from discontinued operations	8	318	9,654
Excess of carrying amount of exchanged preferred stock over fair value of consideration paid	(43,043)	-	-

	$91,072	$98,054	$115,440

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

As of December 31, 2010, a 100 basis point increase in short term interest rates would increase our earnings by approximately $3.0 million per annum, assuming a static portfolio of current investments and financings.

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

As of December 31, 2010, a 100 basis point change in short term interest rates would impact our net book value by approximately $9.6 million, assuming a static portfolio of current investments and financings.

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

As of December 31, 2010, a 25 basis point movement in credit spreads would impact our net book value by approximately $18.7 million, assuming a static portfolio of current investments and financings, but would not directly affect our earnings or cash flow.

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

Credit risk refers to the ability of each individual borrower under our loans and securities to make required interest and principal payments on the scheduled due dates. The commercial mortgage and asset backed securities we invest in are generally junior in right of payment of interest and principal to one or more senior classes, but benefit from the support of one or more subordinate classes of securities or other form of credit support (which absorbs losses before the securities in which we invest) within a securitization transaction. The senior unsecured REIT debt securities we invest in reflect comparable credit risk. As a result of the challenging credit and liquidity conditions, the value of the subordinated securities has generally been reduced or, in some cases, eliminated, which could leave our securities economically in a first loss position. We also invest in loans and securities which represent “first loss” pieces; in other words, they do not benefit from credit support although we believe at acquisition they predominantly benefit from underlying collateral value in excess of their carrying amounts.

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

Margin

We are subject to margin calls on our repurchase agreement. Furthermore, we may, from time to time, enter into derivative agreements or financing arrangements (such as the financing of our FNMA/FHLMC securities) that are subject to margin calls based on the value of such instruments. We seek to maintain adequate cash reserves and other sources of available liquidity to meet any margin calls resulting from decreases in value related to a reasonably possible (in the opinion of management) change in interest rates.

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

Item 8. Financial Statements and Supplementary Data.

Index to Financial Statements:

Report of Independent Registered Public Accounting Firm

Report on Internal Control Over Financial Reporting of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2010 and December 31, 2009

Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008

Notes to Consolidated Financial Statements

All schedules have been omitted because either the required information is included in our consolidated financial statements and notes thereto or it is not applicable.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Newcastle Investment Corp.

We have audited the accompanying consolidated balance sheets of Newcastle Investment Corp. and subsidiaries (the ‘‘Company’’) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Newcastle Investment Corp. and subsidiaries at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

As discussed in Notes 2 and 4 to the consolidated financial statements, the Company changed its method of accounting for other-than-temporary impairment with the adoption of the guidance originally issued in FASB Statement No. 115-2 and 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (codified in FASB ASC Topics 320, 310-30, and 325-40) effective April 1, 2009. As discussed in Notes 2 and 3 to the consolidated financial statements, the Company changed its method of accounting for variable interest entities with the adoption of guidance originally issued in FASB Statement No. 167 (codified in FASB ASC Topic 810-10) effective January 1, 2010.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Newcastle Investment Corp. and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

March 3, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Newcastle Investment Corp.

We have audited Newcastle Investment Corp. and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Newcastle Investment Corp. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Newcastle Investment Corp. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Newcastle Investment Corp. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2010 of Newcastle Investment Corp. and subsidiaries and our report dated March 3, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

March 3, 2011

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	December 31,
	2010	2009
Assets

Non-Recourse VIE Financing Structures
Real estate securities, available for sale - Note 4	$1,859,984	$1,784,487
Real estate related loans, held for sale, net - Note 5	750,130	554,367
Residential mortgage loans, held for investment, net - Note 5	124,974	-
Residential mortgage loans, held for sale, net - Note 5	252,915	380,123
Subprime mortgage loans subject to call option - Note 5	403,793	403,006
Operating real estate, held for sale - Note 6	8,776	-
Other investments	18,883	-
Restricted cash	157,005	200,251
Derivative assets - Note 7	7,067	-
Receivables and other assets	29,206	36,643

	3,612,733	3,358,877

Recourse Financing Structures and Unlevered Assets
Real estate securities, available for sale - Note 4	600	46,308
Real estate related loans, held for sale, net - Note 5	32,475	19,495
Residential mortgage loans, held for sale, net - Note 5	298	3,524
Operating real estate, held for sale - Note 6	-	9,966
Other investments	6,024	193
Cash and cash equivalents	33,524	68,300
Receivables and other assets	1,457	7,965

	74,378	155,751

	$3,687,111	$3,514,628

Liabilities and Stockholders’ Equity (Deficit)

Liabilities

Non-Recourse VIE Financing Structures
CDO bonds payable - Note 8	$3,010,868	$4,058,928
Other bonds payable - Note 8	256,809	303,697
Notes payable - Note 8	4,356	-
Repurchase agreements - Note 8	14,049	-
Financing of subprime mortgage loans subject to call option - Note 5	403,793	403,006
Derivative liabilities - Note 7	176,861	203,054
Accrued expenses and other liabilities	8,445	2,992

	3,875,181	4,971,677

Recourse Financing Structures and Other Liabilities
Repurchase agreements - Note 8	4,683	71,309
Junior subordinated notes payable - Note 8	51,253	103,264
Derivative liabilities - Note 7	-	4,100
Due to affiliates	1,419	1,497
Accrued expenses and other liabilities	2,160	3,433

	59,515	183,603

	3,934,696	5,155,280

Commitments and contingencies - Notes 9, 10 and 11

Stockholders’ Equity (Deficit)

Preferred stock, $0.01 par value, 100,000,000 shares authorized, 1,347,321 and 2,500,000 shares of 9.75% Series B Cumulative Redeemable Preferred Stock 496,000 and 1,600,000 shares of 8.05% Series C Cumulative Redeemable Preferred Stock, and 620,000 and 2,000,000 shares of 8.375% Series D Cumulative Redeemable Preferred Stock liquidation preference $25.00 per share, issued and outstanding as of December 31, 2010 and December 31, 2009, respectively	61,583	152,500
Common stock, $0.01 par value, 500,000,000 shares authorized, 62,027,184 and 52,912,513 shares issued and outstanding at December 31, 2010 and December 31, 2009, respectively	620	529
Additional paid-in capital	1,065,377	1,033,520
Accumulated deficit - Note 2	(1,328,987)	(2,193,383)
Accumulated other comprehensive income (loss) - Note 2	(46,178)	(633,818)

	(247,585)	(1,640,652)

	$3,687,111	$3,514,628

See notes to consolidated financial statements.	69

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

(dollars in thousands, except share data)

	Year Ended December 31,
	2010	2009	2008
Interest income	$300,272	$361,866	$468,867
Interest expense	172,219	218,410	307,303

Net interest income	128,053	143,456	161,564

Impairment
Valuation allowance (reversal) on loans - Note 5	(339,887)	15,007	994,134
Other-than-temporary impairment on securities- Note 4	101,398	603,768	1,997,696
Portion of other-than-temporary impairment on securities recognized in other comprehensive income (loss), net of the reversal of other comprehensive loss into net income (loss)	(2,369)	(70,235)	-

	(240,858)	548,540	2,991,830

Net interest income (loss) after impairment	368,911	(405,084)	(2,830,266)

Other Income (Loss)
Gain (loss) on settlement of investments, net - Note 2	52,307	11,438	(58,668)
Gain (loss) on extinguishment of debt - Note 8	265,656	215,279	13,824
Other income (loss), net - Note 2	(35,676)	682	(67,965)

	282,287	227,399	(112,809)

Expenses
Loan and security servicing expense	4,580	5,034	6,649
General and administrative expense	7,696	8,899	7,586
Management fee to affiliate - Note 10	17,252	17,968	18,388

	29,528	31,901	32,623

Income (loss) from continuing operations	621,670	(209,586)	(2,975,698)
Income (loss) from discontinued operations - Note 6	(8)	(318)	(9,654)

Net Income (Loss)	621,662	(209,904)	(2,985,352)

Preferred dividends	(7,453)	(13,501)	(13,501)

Excess of carrying amount of exchanged preferred stock over fair value of consideration paid	43,043	-	-

Income (Loss) Applicable To Common Stockholders	$657,252	$(223,405)	$(2,998,853)

Income (Loss) Per Share of Common Stock
Basic	$10.96	$(4.23)	$(56.81)

Diluted	$10.96	$(4.23)	$(56.81)

Income (loss) from continuing operations per share of common stock, after preferred dividends and excess of carrying amount of exchanged preferred stock over fair value of consideration paid
Basic	$10.96	$(4.22)	$(56.63)

Diluted	$10.96	$(4.22)	$(56.63)

Income (loss) from discontinued operations per share of common stock
Basic	$(0.00)	$(0.01)	$(0.18)

Diluted	$(0.00)	$(0.01)	$(0.18)

Weighted Average Number of Shares of Common Stock Outstanding
Basic	59,948,827	52,863,993	52,785,305

Diluted	59,948,827	52,863,993	52,785,305

Dividends Declared per Share of Common Stock	$-	$-	$0.750

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

(dollars in thousands, except share data)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comp. Income (Loss)	Total Stock- holders’ Equity (Deficit)
Stockholders’ equity (deficit) - December 31, 2009	6,100,000	$152,500	52,912,513	$529	$1,033,520	$(2,193,383)	$(633,818)	$(1,640,652)
Preferred dividends declared	-	-	-	-	-	(19,484)	-	(19,484)
Exchange of preferred stock for common stock and cash	(3,636,679)	(90,917)	9,091,668	91	31,782	43,043	-	(16,001)
Issuance of common stock to directors	-	-	23,003	-	75	-	-	75
Reclassification adjustment upon adoption of new impairment guidance	-	-	-	-	-	-	-	-
Deconsolidation of CDO VII
Cumulative net loss	-	-	-	-	-	219,175	-	219,175
Unrealized loss on securities	-	-	-	-	-	-	40,715	40,715
Unrealized loss on derivatives designated as cash flow hedges	-	-	-	-	-	-	28,514	28,514
Comprehensive income:
Net income (loss)	-	-	-	-	-	621,662	-	621,662
Net unrealized gain on securities	-	-	-	-	-	-	439,496	439,496
Reclassification of net realized loss on securities into earnings	-	-	-	-	-	-	43,442	43,442
Net unrealized (loss) on derivatives designated as cash flow hedges	-	-	-	-	-	-	(7,313)	(7,313)
Reclassification of net realized loss on derivatives designated as cash flow hedges into earnings	-	-	-	-	-	-	42,786	42,786

Total comprehensive income (loss)								1,140,072

Stockholders’ equity (deficit) - December 31, 2010	2,463,321	$61,583	62,027,184	$620	$1,065,377	$(1,328,987)	$(46,178)	$(247,585)

Stockholders’ equity (deficit) - December 31, 2008	6,100,000	$152,500	52,789,050	$528	$1,033,416	$(3,272,403)	$(307,573)	$(2,393,532)
Issuance of common stock to directors	-	-	123,463	1	104	-	-	105
Reclassification adjustment upon adoption of new impairment guidance	-	-	-	-	-	1,288,924	(1,288,924)	-
Comprehensive income:
Net income (loss)	-	-	-	-	-	(209,904)	-	(209,904)
Net unrealized gain on securities	-	-	-	-	-	-	306,626	306,626
Reclassification of net realized loss on securities into earnings	-	-	-	-	-	-	522,625	522,625
Net unrealized gain on derivatives designated as cash flow hedges	-	-	-	-	-	-	123,926	123,926
Reclassification of net realized loss on derivatives designated as cash flow hedges into earnings	-	-	-	-	-	-	9,502	9,502

Total comprehensive income (loss)								752,775

Stockholders’ equity (deficit) - December 31, 2009	6,100,000	$152,500	52,912,513	$529	$1,033,520	$(2,193,383)	$(633,818)	$(1,640,652)

Continued on next page.	71

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

(dollars in thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comp. Income (Loss)	Total Stock - holders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Stockholders’ equity (deficit) - December 31, 2007	6,100,000	$152,500	52,779,179	$528	$1,033,326	$(236,213)	$(502,516)	$447,625
Dividends declared	-	-	-	-	-	(50,838)	-	(50,838)
Issuance of common stock to directors	-	-	9,871	-	90	-	-	90
Comprehensive income:
Net income (loss)	-	-	-	-	-	(2,985,352)	-	(2,985,352)
Net unrealized gain (loss) on securities	-	-	-	-	-	-	(1,587,049)	(1,587,049)

Reclassification of net realized loss on securities into earnings	-	-	-	-	-	-	2,001,786	2,001,786
Foreign currency translation	-	-	-	-	-	-	(5,037)	(5,037)
Net unrealized (loss) on derivatives designated as cash flow hedges	-	-	-	-	-	-	(230,891)	(230,891)
Reclassification of net realized loss on derivatives designated cash flow hedges into earnings	-	-	-	-	-	-	16,134	16,134

Total comprehensive income (loss)								(2,790,409)

Stockholders’ equity (deficit) - December 31, 2008	6,100,000	$152,500	52,789,050	$528	$1,033,416	$(3,272,403)	$(307,573)	$(2,393,532)

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

STATEMENT OF CASH FLOWS

DECEMBER 31, 2010, 2009 AND 2008

(dollars in thousands, except per share data)

	Year Ended December 31,
	2010	2009	2008
Cash Flows From Operating Activities
Net income (loss)	$621,662	$(209,904)	$(2,985,352)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities (inclusive of amounts related to discontinued operations):
Depreciation and amortization	262	295	637
Accretion of discount and other amortization	(31,517)	(28,066)	(28,100)
Interest income in CDOs redirected for reinvestment or CDO bonds paydown	(25,975)	(20,984)	(4,318)
Interest on debt added to principal	2,964	2,402	-
Deferred rent	-	-	183
Valuation allowance on loans - Note 5	(339,887)	15,007	994,134
Non-cash directors’ compensation	75	105	90
(Gain) loss on sale of investments	(52,307)	(11,438)	44,580
Unrealized (gain) loss on non-hedge derivatives and hedge ineffectiveness	36,564	55	94,011
Other-than-temporary impairment on securities- Note 4	99,029	533,533	1,997,696
Impairment on real estate held for sale	260	550	10,049
(Gain) loss on extinguishment of debt - Note 8	(265,656)	(215,279)	(13,824)
Equity in (earnings) losses of equity method investees	(94)	(420)	(8,157)
Distributions of earnings from equity method investees	94	420	10,261
Change in:
Restricted cash	151	4,142	5,571
Receivables and other assets	4,577	4,370	13,104
Due to affiliates	(78)	(35)	(6,209)
Accrued expenses and other liabilities	(1,278)	(584)	(6,182)

Net cash provided by (used in) operating activities	48,846	74,169	118,174

Cash Flows From Investing Activities
Purchase of real estate securities	(4,059)	(1,800)	(67,733)
Deposit on acquisition of servicing rights	(100)	-	-
Proceeds from sale of real estate securities	26,022	131,120	1,428,524
Purchase of and advances on loans	(6,024)	(14,588)	-
Proceeds from settlement of loans	-	-	33,978
Principal fundings on loan commitments	-	-	(1,180)
Repayments of loan and security principal	64,681	63,934	310,548
Margin received on derivative instruments	5,073	3,550	105,576
Return of margin on derivative instruments	-	-	(92,196)
Margin deposits on total rate of return swaps (treated as derivative instruments)	-	-	(59,194)
Return of margin deposits on total rate of return swaps (treated as derivative instruments)	-	37	103,028
Payments on settlement of derivative instruments	(11,394)	(11,610)	(101,250)
Purchase and improvement of real estate held for sale	-	-	(603)
Proceeds from sale of real estate held for sale	840	1,350	11,226
Distributions of capital from equity method investees	193	91	21,988

Net cash provided by (used in) investing activities	75,232	172,084	1,692,712

Continued on next page.

See notes to consolidated financial statements.	73

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010, 2009 AND 2008

(dollars in tables in thousands, except per share data)

	Year Ended December 31,
	2010	2009	2008
Cash Flows From Financing Activities
Repayments of CDO bonds payable	-	-	(334,140)
Repurchases of CDO bonds payable	(72,718)	(27,422)	-
Issuance of other bonds payable	97,650	-	-
Repayments of other bonds payable	(143,678)	(77,360)	(167,542)
Repayments of repurchase agreements	(71,491)	(205,163)	(1,444,163)
Borrowings under repurchase agreements	18,914	-	85,749
Margin deposits under repurchase agreements	-	(7,303)	(109,196)
Return of margin deposits under repurchase agreements	-	7,586	114,371
Cash consideration paid in exchange for junior subordinated notes	(9,715)	-	-
Cash consideration paid to redeem preferred stock	(16,001)	-	-
Dividends paid	(19,484)	-	(91,087)
Payment of deferred financing costs	(1,677)	(200)	(337)
Restricted cash returned from refinancing activities	59,346	82,163	129,289

Net cash provided by (used in) financing activities	(158,854)	(227,699)	(1,817,056)

Net Increase (Decrease) in Cash and Cash Equivalents	(34,776)	18,554	(6,170)
Cash and Cash Equivalents, Beginning of Period	68,300	49,746	55,916

Cash and Cash Equivalents, End of Period	$33,524	$68,300	$49,746

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest expense	$125,582	$161,254	$271,845
Cash paid (refunded) during the period for federal excise tax	$-	$(316)	$316
Supplemental Schedule of Non-Cash Investing and Financing Activities
Issuance of junior subordinated notes in exchange of previously issued trust preferred securities	$-	$100,000	$-
Common stock issued to redeem preferred stock	$28,457	$-	$-
Face amount of CDO bonds issued in exchange for previously issued junior subordinated notes of $52,094	$37,625	$-	$-
Loans reclassified as other investments	$24,907	$-	$-

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010, 2009 AND 2008

(dollars in tables in thousands, except per share data)

1.	ORGANIZATION

Newcastle Investment Corp. (and its subsidiaries, “Newcastle”) is a Maryland corporation that was formed in 2002. Newcastle conducts its business through the following segments: (i) investments financed with non-recourse collateralized debt obligations (“CDOs”), (ii) investments financed with other non-recourse debt, (iii) investments and debt repurchases financed with recourse debt, (iv) unlevered investments, and (v) corporate. With respect to the first two non-recourse segments, subject to the passing of certain coverage tests periodically, Newcastle is generally entitled to receive the net cash flows from these structures on a periodic basis.

The following table presents information on shares of Newcastle’s common stock issued subsequent to its formation:

Year	Shares Issued	Range of Issue Prices (1)	Net Proceeds (millions)
Formation - 2005	43,913,409
2006	1,800,408	$29.42	$51.2
2007	7,065,362	$27.75-$31.30	$201.3
2008	9,871	N/A	$0.1
2009	123,463	N/A	$0.1
2010	9,114,671	$3.13	$28.5

December 31, 2010	62,027,184

(1)	Exclude prices of shares issued pursuant to the exercise of options and of shares issued to our independent directors. Includes prices of shares issued in exchange for preferred stock.

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

Newcastle is party to a management agreement (the “Management Agreement”) with FIG LLC (the “Manager”), an affiliate of Fortress Investment Group LLC (“Fortress”) under which the Manager advises Newcastle on various aspects of its business and manages its day-to-day operations, subject to the supervision of Newcastle’s board of directors. For its services, the Manager receives an annual management fee and incentive compensation, both as defined in the Management Agreement. For a further discussion of the Management Agreement, see Note 10.

Approximately 3.8 million shares of Newcastle’s common stock were held by Fortress, through its affiliates, and principals of Fortress at December 31, 2010. In addition, Fortress, through its affiliates, held options to purchase approximately 1.7 million shares of Newcastle’s common stock at December 31, 2010.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL

Basis of Accounting – The accompanying consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The consolidated financial statements include the accounts of Newcastle and its consolidated subsidiaries. All significant intercompany transactions and balances have been eliminated. Newcastle consolidates those entities in which it has an investment of 50% or more and has control over significant operating, financial and investing decisions of the entity as well as those entities deemed to be variable interest entities (“VIEs”) in which Newcastle is determined to be the primary beneficiary. VIEs are defined as entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. A VIE must be consolidated only by its primary beneficiary, which is defined as the party who, along with its affiliates and agents, has a potentially significant interest in the entity and controls such entity’s significant decisions. Newcastle’s CDO subsidiaries and its manufactured housing loan financing structures (Note 8) are special purpose entities which are considered VIEs of which Newcastle is the primary beneficiary (except as noted in Note 8). Therefore, the debt issued by such entities is considered a non-recourse secured borrowing of Newcastle. The subprime securitization trusts (Note 5) are VIEs of which Newcastle is not the primary beneficiary. Therefore, the debt issued by such entities is essentially off balance sheet financing.

For entities over which Newcastle exercises significant influence, but which do not meet the requirements for consolidation, Newcastle uses the equity method of accounting whereby it records its share of the underlying income of such entities.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010, 2009 AND 2008

(dollars in tables in thousands, except per share data)

Newcastle’s investments in equity method investees were not significant at December 31, 2010, 2009 or 2008. Regarding investments in entities over which Newcastle does not meet the requirements for consolidation and does not exercise significant influence, Newcastle records these investments at cost, subject to impairment.

Change in Presentation — Newcastle has changed the format of its consolidated balance sheets for all periods presented to reflect the requirements of new guidance which became effective January 1, 2010. This change in format did not have any effect on any of the reported line items within the balance sheets, other than breaking them out by financing type, or on the statement of consolidated equity (deficit).

Revision of Prior Year Presentation — Newcastle considers all activity in its CDOs’ restricted cash accounts to be non-cash activity for purposes of its consolidated statement of cash flows since transactions conducted with restricted cash have no effect on its cash and cash equivalents. Certain revisions to Newcastle’s statement of cash flows for the year ended December 31, 2009 have been made for purposes of consistency with other periods because certain restricted cash activities related to Newcastle’s CDOs were previously included on the face of the 2009 statement of cash flows. These restricted cash activities had no effect on Newcastle’s net cash flow as presented in prior periods; the effect on 2009 total cash flows from operating, investing and financing activities was approximately ($10.0) million, ($34.3) million and $44.3 million, respectively. Newcastle did not previously provide supplemental disclosure about its non-cash CDO activity. Newcastle has included below supplemental disclosure of this non-cash activity for each of the three years in the period ended December 31, 2010 in “Cash and Cash Equivalents and Restricted Cash.” Management determined that the revisions to the cash flow activity related to the year ended December 31, 2009 and the revisions to the footnote disclosures for supplemental cash flow information, which both had no effect on net cash flow, are not material to the prior years’ presentation.

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

The following table summarizes Newcastle’s accumulated other comprehensive income:

	December 31,
	2010	2009
Net unrealized gains (losses) on securities	$70,730	$(452,923)
Net unrealized gains (losses) on derivatives designated as cash flow hedges	(116,908)	(180,895)

Accumulated other comprehensive income (loss)	$(46,178)	$(633,818)

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010, 2009 AND 2008

(dollars in tables in thousands, except per share data)

REVENUE RECOGNITION

Real Estate Securities and Loans Receivable — Newcastle invests in securities, including commercial mortgage backed securities, senior unsecured debt issued by property REITs, real estate related asset backed securities and FNMA/FHLMC securities. Newcastle also invests in loans, including real estate related loans, commercial mortgage loans, residential mortgage loans, manufactured housing loans and subprime mortgage loans. Newcastle determines at acquisition whether loans will be aggregated into pools based on common risk characteristics (credit quality, loan type, and date of origination or acquisition); loans aggregated into pools are accounted for as if each pool were a single loan. Loans receivable are presented in the consolidated balance sheet net of any unamortized discount (or gross of any unamortized premium) and an allowance for loan losses. Discounts or premiums are accreted into interest income on an effective yield or “interest” method, based upon a comparison of actual and expected cash flows, through the expected maturity date of the security or loan. Depending on the nature of the investment, changes to expected cash flows may result in a prospective change to yield or a retrospective change which would include a catch up adjustment. For loans acquired at a discount for credit quality, the difference between contractual cash flows and expected cash flows at acquisition is not accreted (nonaccretable difference). Newcastle discontinues the accretion of discounts and amortization of premium on loans if they are reclassified from held for investment to held for sale. Interest income with respect to non-discounted securities or loans is recognized on an accrual basis. Deferred fees and costs, if any, are recognized as a reduction to the interest income over the terms of the securities or loans using the interest method. Upon settlement of securities and loans, the excess (or deficiency) of net proceeds over the net carrying value of such security or loan is recognized as a gain (or loss) in the period of settlement. Interest income includes prepayment penalties received of $7.2 million, $8.2 million and $0.0 million in 2010, 2009, and 2008, respectively.

Impairment of Securities and Loans — Newcastle continually evaluates securities and loans for impairment. Securities and loans are considered to be other-than-temporarily impaired, for financial reporting purposes, generally when it is probable that Newcastle will be unable to collect all principal or interest when due according to the contractual terms of the original agreements, or, for securities or loans purchased at a discount for credit quality or that represent retained beneficial interests in securitizations, when Newcastle determines that it is probable that it will be unable to collect as anticipated. The evaluation of a security’s estimated cash flows includes the following, as applicable: (i) review of the credit of the issuer or the borrower, (ii) review of the credit rating of the security, (iii) review of the key terms of the security or loan, (iv) review of the performance of the loan or underlying loans, including debt service coverage and loan to value ratios, (v) analysis of the value of the collateral for the loan or underlying loans, (vi) analysis of the effect of local, industry and broader economic factors, and (vii) analysis of historical and anticipated trends in defaults and loss severities for similar securities or loans. Furthermore, Newcastle must have the intent and ability to hold loans whose fair value is below carrying value until such fair value recovers, or until maturity, or else a write down to fair value must be recorded. Similarly for securities, Newcastle must record a write down if we have the intent to sell a given security in an unrealized loss position, or if it is more likely than not that we will be required to sell such a security. Upon determination of impairment, Newcastle establishes specific valuation allowances for loans or records a direct write down for securities based on the estimated fair value of the security or underlying collateral using a discounted cash flow analysis or based on an observable market value. Newcastle also establishes allowances for estimated unidentified incurred losses on pools of loans. The allowance for each loan is maintained at a level believed adequate by management to absorb probable losses, based on periodic reviews of actual and expected losses. It is Newcastle’s policy to establish an allowance for uncollectible interest on performing securities or loans that are past due more than 90 days or sooner when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. Upon such a determination, those loans are deemed to be non-performing and put on nonaccrual status. Actual losses may differ from Newcastle’s estimates. Newcastle may resume accrual of income on a security or loan if, in management’s opinion, full collection is probable. Subsequent to a determination of impairment, and a related write down, income is accrued on an effective yield method from the new carrying value to the related expected cash flows, with cash received treated as a reduction of basis. Newcastle charges off the corresponding loan allowance when it determines the loans to be uncollectable.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010, 2009 AND 2008

(dollars in tables in thousands, except per share data)

Gain (Loss) on Settlement of Investments, Net and Other Income (Loss), Net – These items are comprised of the following:

	Year-Ended December 31,
	2010	2009	2008
Gain (loss) on settlement of investments, net
Gain on settlement of real estate securities	$64,778	$29,663	$12,555
Loss on settlement of real estate securities	(9,192)	(18,644)	(16,645)
Gain on disposition of loans held for sale	-	526	1,434
Loss on disposition of loans held for sale	-	(111)	(41,924)
Realized gain (loss) of termination of derivative instruments	(3,279)	4	(14,088)

	$52,307	$11,438	$(58,668)

Other income (loss), net
Realized gain (loss) on total rate of return swaps	$-	$-	$(46,923)
Gain (loss) on non-hedge derivative instruments	(1,240)	15,446	(18,451)
Unrealized gain (loss) recognized at de-designation of hedges	(35,905)	(15,223)	(14,730)
Hedge ineffectiveness	580	(278)	180
Equity in earnings of equity method investees	94	420	8,157
Other income (loss)	795	317	3,802

	$(35,676)	$682	$(67,965)

EXPENSE RECOGNITION

Interest Expense — Newcastle finances its investments using both fixed and floating rate debt, including securitizations, loans, repurchase agreements, and other financing vehicles. Certain of this debt has been issued at discounts. Discounts are accreted into interest expense on the interest method through the expected maturity date of the financing.

Deferred Costs and Interest Rate Cap Premiums — Deferred costs consist primarily of costs incurred in obtaining financing which are amortized into interest expense over the term of such financing using the interest method. Interest rate cap premiums, if any, are included in Derivative Assets, and are amortized as described below.

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

Derivative transactions are entered into by Newcastle solely for risk management purposes, except for total rate of return swaps. Such total rate of return swaps are essentially financings of certain reference assets which are treated as derivatives for accounting purposes. The decision of whether or not a given transaction/position (or portion thereof) is hedged is made on a case-by-case basis, based on the risks involved and other factors as determined by senior management, including restrictions imposed by the Code among others. In determining whether to hedge a risk, Newcastle may consider whether other assets, liabilities, firm commitments and anticipated transactions already offset or reduce the risk. All transactions undertaken as hedges are entered into with a view towards minimizing the potential for economic losses that could be incurred by Newcastle. Generally, all derivatives entered into are intended to qualify as hedges under GAAP, unless specifically stated otherwise. To this end, terms of hedges are matched closely to the terms of hedged items.

Description of the risks being hedged

1)	Interest rate risk, existing debt obligations – Newcastle has hedged (and may continue to hedge, when feasible and appropriate) the risk of interest rate fluctuations with respect to its borrowings, regardless of the form of such borrowings, which require payments based on a variable interest rate index. Newcastle generally intends to hedge only the risk related to changes in the benchmark interest rate (LIBOR or a Treasury rate). In order to reduce such risks, Newcastle may enter into swap agreements whereby Newcastle would receive floating rate payments in exchange for fixed rate payments, effectively converting the borrowing to fixed rate. Newcastle may also enter into cap agreements whereby, in exchange for a premium, Newcastle would be reimbursed for interest paid in excess of a certain cap rate.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010, 2009 AND 2008

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

Non-Hedge Derivatives

With respect to interest rate swaps and caps that have not been designated as hedges, any net payments under, or fluctuations in the fair value of, such swaps and caps have been recognized currently in Other Income (Loss). These derivatives may, to some extent, be economically effective as hedges.

Newcastle’s derivative financial instruments contain credit risk to the extent that its bank counterparties may be unable to meet the terms of the agreements. Newcastle reduces such risk by limiting its counterparties to major financial institutions. In addition, the potential risk of loss with any one party resulting from this type of credit risk is monitored. Management does not expect any material losses as a result of default by other parties. Newcastle does not require collateral; however, Newcastle does call margin from its derivative counterparties outside of its non-recourse financing structures. Newcastle’s major derivative counterparties include Bank of America, Credit Suisse, Wells Fargo and Deutsche Bank.

Management Fees to Affiliate — These represent amounts due to the Manager pursuant to the Management Agreement. For further information on the Management Agreement, see Note 10.

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

DECEMBER 31, 2010, 2009 AND 2008

(dollars in tables in thousands, except per share data)

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

Cash and Cash Equivalents and Restricted Cash — Newcastle considers all highly liquid short term investments with maturities of 90 days or less when purchased to be cash equivalents. Substantially all amounts on deposit with major financial institutions exceed insured limits. Restricted cash consisted of:

	December 31,
	2010	2009
Held in CDOs pending reinvestment	$150,185	$194,282

CDO bond sinking funds	2,939	2,040

CDO trustee accounts	3,881	3,929

	$157,005	$200,251

Supplemental non-cash investing and financing activities relating to CDOs are disclosed below:

	Year Ended December 31,
	2010	2009	2008
Restricted cash generated from sale of securities	$249,549	$132,578	$175,468
Restricted cash generated from sale of real estate related loans	$53,020	$26,961	$62,782
Restricted cash generated from paydowns on securities and loans	$511,276	$433,918	$194,114
Restricted cash used for purchases of real estate securities	$368,893	$297,632	$182,555
Restricted cash used for purchases of real estate related loans	$107,708	$-	$134,639
Restricted cash used for repayments of CDO bonds payable	$202,037	$59,741	$-
Restricted cash used for repurchases of CDO bonds payable	$143,046	$2,525	$7,943
Restricted cash used for purchases of derivative instruments	$5,187	$-	$-

Stock Options — The fair value of the options issued as compensation to the Manager for its successful efforts in raising capital for Newcastle was recorded as an increase in stockholders’ equity with an offsetting reduction of capital proceeds received. Options granted to Newcastle’s directors were accounted for using the fair value method.

Preferred Stock — Newcastle’s accounting policy for its preferred stock is described in Note 9.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010, 2009 AND 2008

(dollars in tables in thousands, except per share data)

Accretion of Discount and Other Amortization — As reflected on the Consolidated Statements of Cash Flows, this item is comprised of the following:

	2010	2009	2008
Accretion of net discount on securities and loans	$(39,469)	$(52,925)	$(35,819)
Amortization of net discount on debt obligations	337	7,004	6,157
Amortization of deferred financing costs and interest rate cap premiums	3,432	8,409	2,442
Amortization of net deferred hedge (gains) and losses - debt	4,183	9,446	(880)

	$(31,517)	$(28,066)	$(28,100)

Securitization of Subprime Mortgage Loans — Newcastle’s accounting policy for its securitization of subprime mortgage loans is disclosed in Note 5.

Recent Accounting Pronouncements — In April 2009, the FASB issued new guidance which (i) requires disclosures about the fair value of financial instruments on an interim basis, (ii) changes the guidance for determining, recording and disclosing other-than-temporary impairment, and (iii) provides additional guidance for estimating fair value when the volume or level of activity for an asset or liability have significantly decreased. This guidance was effective for Newcastle as of April 1, 2009. It had a significant impact on Newcastle’s disclosures, but no material impact on its financial condition, liquidity, or results of operations upon adoption. A reclassification adjustment of $1.3 billion of loss from Accumulated Deficit to Accumulated Other Comprehensive Income (Loss) was recorded at adoption but had no net effect on equity. Post-adoption impairment determinations, including the analysis performed at December 31, 2010, are performed using this new guidance and may result in materially different conclusions than would have been reached under prior guidance.

In June 2009, the FASB issued new guidance on transfers of financial assets which eliminates the concept of qualified special purpose entities (QSPEs), changes the requirements for reporting a transfer of a portion of financial assets as a sale, clarifies other sale accounting criteria and changes the initial measurement of a transferor’s interest in transferred financial assets. Furthermore, it requires additional disclosures. This guidance is effective for fiscal years beginning after November 15, 2009. The adoption of this guidance did not have a material impact on Newcastle’s financial position, liquidity or results of operations.

In June 2009, the FASB issued new guidance which changes the definition of a variable interest entity (“VIE”) and changes the methodology to determine who is the primary beneficiary of, or in other words who consolidates, a VIE. Furthermore, it eliminates the scope exception for qualified special purpose entities (QSPEs), which are now subject to the VIE consolidation rules. This guidance is effective for fiscal years beginning after November 15, 2009. Generally, the changes are expected to cause more entities to be defined as VIE’s and to require consolidation by the entity that exercises day-to-day control over a VIE, such as servicers and collateral managers. The adoption of this guidance lead to the deconsolidation of one of Newcastle’s CDOs, CDO VII (Note 8). The deconsolidation reduced Newcastle’s gross assets and gross liabilities by $149.4 million and $437.8 million, respectively, and increased equity by $288.4 million. The deconsolidation also reduced revenues and expenses, but its impact was not material to the net income applicable to common stockholders.

The FASB has recently issued or discussed a number of proposed standards on such topics as consolidation, financial statement presentation, revenue recognition, leases, financial instruments, hedging, contingencies and fair value. Some of the proposed changes are significant and could have a material impact on Newcastle’s reporting. Newcastle has not yet fully evaluated the potential impact of these proposals, but will make such an evaluation as the standards are finalized.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010, 2009 AND 2008

(dollars in tables in thousands, except per share data)

3.	SEGMENT REPORTING AND VARIABLE INTEREST ENTITIES

Newcastle conducts its business through the following segments: (i) investments financed with non-recourse collateralized debt obligations (“CDOs”), (ii) investments financed with other non-recourse debt, (iii) investments and debt repurchases financed with recourse debt, (iv) unlevered investments, and (v) corporate. With respect to the first two non-recourse segments, subject to the passing of certain coverage tests periodically, Newcastle is generally entitled to receive the net cash flows from these structures on a periodic basis.

The corporate segment consists primarily of interest income on short term investments, general and administrative expenses, interest expense on the junior subordinated notes payable (Note 8) and management fees pursuant to the Management Agreement (Note 10).

Summary financial data on Newcastle’s segments is given below, together with a reconciliation to the same data for Newcastle as a whole:

	Non-Recourse (A)
	CDOs	Other Non- Recourse (B)	Recourse (C)	Unlevered (D)	Corporate	Inter-segment Elimination (E)	Total
Year Ended December 31, 2010
Interest income	$226,717	$72,773	$976	$1,653	$68	$(1,915)	$300,272
Interest expense	108,437	60,635	656	356	3,980	(1,845)	172,219

Net interest income (expense)	118,280	12,138	320	1,297	(3,912)	(70)	128,053
Impairment, net of the reversal of prior valuation allowances on loans	(173,223)	(38,561)	(60)	(29,014)	-	-	(240,858)
Other income (loss)	289,158	(5,491)	(663)	(794)	77	-	282,287
Expenses	1,483	3,149	4	(197)	25,089	-	29,528

Income (loss) from continuing operations	579,178	42,059	(287)	29,714	(28,924)	(70)	621,670
Income (loss) from discontinued operations	-	(271)	-	193	-	70	(8)

Net income (loss)	579,178	41,788	(287)	29,907	(28,924)	-	621,662
Preferred dividends	-	-	-	-	(7,453)	-	(7,453)
Excess of carrying amount of exchanged preferred stock over fair value of consideration paid	-	-	-	-	43,043	-	43,043

Income (loss) applicable to common stockholders	$579,178	$41,788	$(287)	$29,907	$6,666	$-	$657,252

December 31, 2010
Investments	$2,713,044	$740,596	$-	$39,397	$-	$(34,185)	$3,458,852
Cash and restricted cash	157,005	-	-	12	33,512	-	190,529
Derivative assets	7,067	-	-	-	-	-	7,067
Other assets	29,110	96	-	150	1,307	-	30,663

Total assets	2,906,226	740,692	-	39,559	34,819	(34,185)	3,687,111

Debt	(3,029,273)	(694,787)	(4,683)	-	(51,253)	34,185	(3,745,811)
Derivative liabilities	(160,660)	(16,201)	-	-	-	-	(176,861)
Other liabilities	(6,353)	(2,092)	(2)	(96)	(3,481)	-	(12,024)

Total liabilities	(3,196,286)	(713,080)	(4,685)	(96)	(54,734)	34,185	(3,934,696)

Preferred stock	-	-	-	-	(61,583)	-	(61,583)

GAAP book value	$(290,060)	$27,612	$(4,685)	$39,463	$(81,498)	$-	$(309,168)

Continued on next page

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010, 2009 AND 2008

(dollars in tables in thousands, except per share data)

	Non-Recourse (A)
	CDOs	Other Non- Recourse (B)	Recourse	Unlevered (D)	Corporate	Total
Year Ended December 31, 2009
Interest income	$275,938	$76,868	$7,416	$1,543	$101	$361,866
Interest expense	140,674	65,734	3,763	-	8,239	218,410

Net interest income (expense)	135,264	11,134	3,653	1,543	(8,138)	143,456
Impairment, net of reversal of prior valuation allowances on loans	513,234	(24,212)	50,142	9,376	-	548,540
Other income (loss)	216,128	6,650	4,311	309	1	227,399
Expenses	1,619	3,386	33	220	26,643	31,901

Income (loss) from continuing operations	(163,461)	38,610	(42,211)	(7,744)	(34,780)	(209,586)
Income (loss) from discontinued operations	-	-	-	(318)	-	(318)

Net income (loss)	(163,461)	38,610	(42,211)	(8,062)	(34,780)	(209,904)
Preferred dividends	-	-	-	-	(13,501)	(13,501)

Income (loss) applicable to common stockholders	$(163,461)	$38,610	$(42,211)	$(8,062)	$(48,281)	$(223,405)

December 31, 2009
Investments	$2,389,325	$732,658	$72,808	$6,678	$-	$3,201,469
Cash and restricted cash	202,461	-	3,056	461	67,700	273,678
Other assets	36,643	-	605	4	2,229	39,481

Total assets	2,628,429	732,658	76,469	7,143	69,929	3,514,628

Debt	(4,058,928)	(706,703)	(71,309)	-	(103,264)	(4,940,204)
Derivative liabilities	(180,365)	(22,689)	(4,100)	-	-	(207,154)
Other liabilities	(2,197)	(795)	(520)	(165)	(4,245)	(7,922)

Total liabilities	(4,241,490)	(730,187)	(75,929)	(165)	(107,509)	(5,155,280)

Preferred stock	-	-	-	-	(152,500)	(152,500)

GAAP book value	$(1,613,061)	$2,471	$540	$6,978	$(190,080)	$(1,793,152)

	Non-Recourse (A)
	CDOs	Other Non- Recourse	Recourse	Unlevered	Corporate	Total
Year Ended December 31, 2008
Interest income	$307,891	$88,643	$47,707	$22,672	$1,954	$468,867
Interest expense	198,980	66,229	33,903	675	7,516	307,303

Net interest income (expense)	108,911	22,414	13,804	21,997	(5,562)	161,564
Impairment	2,585,272	112,930	133,316	160,312	-	2,991,830
Other income (loss)	(37,128)	(17,215)	(67,296)	9,413	(583)	(112,809)
Expenses	1,563	4,793	40	402	25,825	32,623

Income (loss) from continuing operations	(2,515,052)	(112,524)	(186,848)	(129,304)	(31,970)	(2,975,698)
Income (loss) from discontinued operations	-	-	-	(9,654)	-	(9,654)

Net income (loss)	(2,515,052)	(112,524)	(186,848)	(138,958)	(31,970)	(2,985,352)
Preferred dividends	-	-	-	-	(13,501)	(13,501)

Income (loss) applicable to common stockholders	$(2,515,052)	$(112,524)	$(186,848)	$(138,958)	$(45,471)	$(2,998,853)

(A)	Assets held within CDOs and other non-recourse structures are not available to satisfy obligations outside of such financings, except to the extent Newcastle receives net cash flow distributions from such structures. Furthermore, creditors or beneficial interest holders of these structures have no recourse to the general credit of Newcastle. Therefore, Newcastle’s exposure to the economic losses from such structures is limited to its invested equity in them and economically their book value cannot be less than zero. Therefore, impairment recorded in excess of Newcastle’s investment, which results in negative GAAP book value for a given non-recourse financing structure, cannot economically be incurred and will eventually be reversed through amortization, sales at gains, or as gains at the deconsolidation or termination of such non-recourse financing structure.

(B)	Included in the other non-recourse segment were $403.8 million and $403.0 million of Investments and Debt at December 31, 2010 and 2009, respectively, representing the loans subject to call option of the two subprime securitizations and the corresponding financing.

(C)	The $4.7 million recourse debt was secured by $46.3 million of notes issued by Newcastle CDO VI, which was repurchased by Newcastle in December 2010 and eliminated in consolidation.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010, 2009 AND 2008

(dollars in tables in thousands, except per share data)

(D)	The following table summarizes the investments in the unlevered segment:

	December 31, 2010				December 31, 2009
	Outstanding Face Amount	Carrying Value		Number of Investments	Outstanding Face Amount	Carrying Value	Number of Investments
Real estate securities	$186,081	$600		25	$145,513	$2,263	27
Real estate related loans	97,106	32,475	*	5	44,585	4,222	2
Residential mortgage loans	1,169	298		27	-	-	-
Other investments	N/A	6,024		1	N/A	193	1

	$284,356	$39,397		58	$190,098	$6,678	30

*A mezzanine loan with a $28.0 million of face amount and carrying value was repaid in full in February 2011.

(E)	Represents the elimination of investments and financings and their related income and expenses between segments as the corresponding inter-segment investments and financings are presented on a gross basis within each segment.

Variable Interest Entities (“VIEs”)

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

In addition, Newcastle’s investments in CMBS, CDO securities and loans may be deemed to be variable interests in VIEs, depending on their structure. Newcastle is not obligated to provide, nor has it provided, any financial support to these VIEs. Newcastle monitors these investments and, to the extent Newcastle determines that it potentially owns a majority of the currently controlling class, it analyzes them for potential consolidation. As of December 31, 2010, Newcastle has not consolidated these potential VIEs due to the determination that, based on the nature of Newcastle’s investments and the provisions governing these structures, Newcastle does not have the power to direct the activities that most significantly impact their economic performance. Newcastle will continue to analyze future investments, as well as reconsideration events in existing entities, pursuant to the VIE requirements. These analyses require considerable judgment in determining the primary beneficiary of a VIE since they involve subjective determinations of significance, with respect to both power and economics. The result could be the consolidation of an entity that would otherwise not have been consolidated or the de-consolidation of an entity that would otherwise have been consolidated.

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

Newcastle has interests in the following unconsolidated VIE at December 31, 2010, in addition to the subprime securitizations which are described in Note 4:

Entity	Gross Assets (A)	Debt (B)	Carrying Value of Newcastle’s Investment (C)
CDO VII	$478,223	$469,463	$-

(A)	Face amount.

(B)	Includes $66.7 million face amount of debt owned by Newcastle with a carrying value of zero at December 31, 2010.

(C)	Represent’s Newcastle’s maximum exposure to loss from these entities.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010, 2009 AND 2008

(dollars in tables in thousands, except per share data)

4.	REAL ESTATE SECURITIES

The following is a summary of Newcastle’s real estate securities at December 31, 2010 and 2009, all of which are classified as available for sale and are therefore reported at fair value with changes in fair value recorded in other comprehensive income, except for securities that are other-than-temporarily impaired.

December 31, 2010		Amortized Cost Basis			Gross Unrealized				Weighted Average
Asset Type	Outstanding Face Amount	Before Impairment	Other- Than- Temporary- Impairment (A)	After Impairment	Gains	Losses	Carrying Value (B)	Number of Securities	Rating (C)	Coupon	Yield	Maturity (Years) (D)	Principal Subordination (E)
CMBS-Conduit	$1,531,520	$1,308,320	$(455,985)	$852,335	$161,695	$(66,346)	$947,684	196	BB	5.70%	11.60%	3.3	9.8%
CMBS- Single Borrower	409,190	397,567	(14,853)	382,714	3,484	(58,431)	327,767	59	BB-	3.96%	5.65%	2.5	7.5%
CMBS-Large Loan	30,315	30,311	—	30,311	—	(5,028)	25,283	6	BBB+	1.69%	1.74%	1.1	22.4%
REIT Debt	317,413	316,085	—	316,085	17,809	(4,924)	328,970	40	BB+	6.15%	5.98%	3.5	N/A
ABS-Subprime (F)	353,306	353,432	(191,968)	161,464	23,752	(7,210)	178,006	88	B-	1.54%	11.78%	5.0	24.2%
ABS-Manufactured Housing	35,137	34,101	—	34,101	1,498	(384)	35,215	7	BBB+	6.65%	7.36%	4.3	39.4%
ABS-Franchise	30,228	30,421	(22,047)	8,374	2,352	(763)	9,963	13	CCC	3.76%	25.49%	2.8	15.1%
FNMA/FHLMC (G)	3,140	3,358	—	3,358	56	—	3,414	1	AAA	5.70%	3.79%	3.2	N/A
CDO (H)	123,126	14,877	(14,877)	—	—	—	—	8	C	2.82%	0.00%	—	N/A

Debt Security Total/Average (I)	$2,833,375	2,488,472	(699,730)	1,788,742	210,646	(143,086)	1,856,302	418	BB-	4.80%	9.15%	3.3

Equity Securities		1,388	(276)	1,112	3,170	—	4,282	2

Total		$2,489,860	$(700,006)	$1,789,854	$213,816	$(143,086)	$1,860,584	420

December 31, 2009		Amortized Cost Basis			Gross Unrealized				Weighted Average
Asset Type	Outstanding Face Amount	Before Impairment	Other- Than- Temporary- Impairment (A)	After Impairment	Gains	Losses	Carrying Value (B)	Number of Securities	Rating (C)	Coupon	Yield	Maturity (Years) (D)	Principal Subordination (E)
CMBS-Conduit	$1,733,585	$1,530,456	$(688,917)	$841,539	$53,270	$(263,340)	$631,469	212	BB+	5.73%	9.77%	3.4	10.50%
CMBS- Single Borrower	620,010	601,990	(47,088)	554,902	4,224	(170,288)	388,838	69	BB-	4.20%	5.70%	2.3	8.70%
CMBS-Large Loan	88,556	90,308	(19,864)	70,444	—	(29,132)	41,312	12	B+	1.67%	2.27%	1.2	11.10%
REIT Debt	518,215	520,805	(8,285)	512,520	15,795	(41,668)	486,647	59	BB+	6.12%	5.97%	4.2	N/A
ABS-Subprime (F)	524,489	526,996	(337,355)	189,641	8,135	(24,517)	173,259	111	B-	1.47%	13.13%	4.3	18.20%
ABS-Manufactured Housing	51,276	49,795	—	49,795	652	(5,975)	44,472	9	BBB+	6.69%	7.23%	5.4	36.80%
ABS-Franchise	34,730	35,144	(19,345)	15,799	188	(3,680)	12,307	17	B	3.78%	6.75%	3.0	17.70%
FNMA/FHLMC (G)	45,494	47,690	—	47,690	2,181	—	49,871	3	AAA	5.83%	5.54%	3.8	N/A
CDO (H)	16,000	14,731	(14,731)	—	—	—	—	1	C	6.21%	0.00%	—	N/A

Debt Security Total/Average (I)	$3,632,355	3,417,915	(1,135,585)	2,282,330	84,445	(538,600)	1,828,175	493	BB	4.81%	7.81%	3.4

Equity Securities		1,388	—	1,388	1,478	(246)	2,620	2

Total		$3,419,303	$(1,135,585)	$2,283,718	$85,923	$(538,846)	$1,830,795	495

See notes on following page

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010, 2009 AND 2008

(dollars in tables in thousands, except per share data)

(A)	Represents the cumulative impairment against amortized cost basis recorded through earnings, net of the effect of the cumulative adjustment as a result of the adoption of new accounting guidance on impairment in 2009.

(B)	See Note 7 regarding the estimation of fair value, which is equal to carrying value for all securities.

(C)	Represents the weighted average of the ratings of all securities in each asset type, expressed as an S&P equivalent rating. For each security rated by multiple rating agencies, the lowest rating is used. FNMA/FHLMC securities have an implied AAA rating. Ratings provided were determined by third party rating agencies as of a particular date, may not be current and are subject to change (including a “negative watch” assignment) at any time.

(D)	The weighted average maturity is based on the timing of expected principal reduction on the assets.

(E)	Percentage of the outstanding face amount of securities and residual interests that is subordinate to Newcastle’s investments.

(F)	Includes the retained bonds with face amount of $20.9 million and carrying value of $1.1 million from Securitization Trust 2006 and Securitization Trust 2007 (Note 5). The residual interests were fully written off in the first quarter of 2010.

(G)	Amortized cost basis and carrying value include principal receivable of $0.04 million and $1.7 million, as of December 31, 2010 and 2009, respectively.

(H)	Includes five CDO bonds issued by a third party and three CDO bonds issued by CDO VII, which has been deconsolidated, and held as investment by Newcastle.

(I)	As of December 31, 2010 and 2009, the total outstanding face amount of fixed rate securities was $2.1 billion and $2.7 billion, respectively, and of floating rate securities was $728.1 million and $971.6 million, respectively.

Unrealized losses that are considered other-than-temporary are recognized currently in earnings. During the years ended December 31, 2010, 2009 and 2008, Newcastle recorded other-than-temporary impairment charges (“OTTI”) of $101.4 million, $603.8 million and $2.0 billion, respectively, with respect to real estate securities (gross of $2.4 million and $70.2 million of other-than-temporary impartment recognized in Other Comprehensive Income in 2010 and 2009, respectively). Based on management’s analysis of these securities, the performance of the underlying loans and changes in market factors, Newcastle noted adverse changes in the expected cash flows on certain of these securities and concluded that they were other-than-temporarily impaired. Any remaining unrealized losses as of each balance sheet date on Newcastle’s securities were primarily the result of changes in market factors, rather than issuer-specific credit impairment. Newcastle performed analyses in relation to such securities, using management’s best estimate of their cash flows, which support its belief that the carrying values of such securities were fully recoverable over their expected holding period. Such market factors include changes in market interest rates and credit spreads, or certain macroeconomic events, including market disruptions and supply changes, which did not directly impact our ability to collect amounts contractually due. Management continually evaluates the credit status of each of Newcastle’s securities and the collateral supporting those securities. This evaluation includes a review of the credit of the issuer of the security (if applicable), the credit rating of the security, the key terms of the security (including credit support), debt service coverage and loan to value ratios, the performance of the pool of underlying loans and the estimated value of the collateral supporting such loans, including the effect of local, industry and broader economic trends and factors. These factors include loan default expectations and loss severities, which are analyzed in connection with a particular security’s credit support, as well as prepayment rates. The result of this evaluation is considered when determining management’s estimate of cash flows and in relation to the amount of the unrealized loss and the period elapsed since it was incurred. Significant judgment is required in this analysis. The following table summarizes Newcastle’s securities in an unrealized loss position as of December 31, 2010.

		Amortized Cost Basis			Gross Unrealized				Weighted Average
Securities in an Unrealized Loss Position	Outstanding Face Amount	Before Impairment	Other-than- Temporary Impairment	After Impairment	Gains	Losses	Carrying Value	Number of Securities	Rating	Coupon	Yield	Maturity (Years)
Less Than Twelve Months	$101,129	$108,628	$(32,156)	$76,472	$-	$(813)	$75,659	23	BB+	4.77%	6.67%	3.4
Twelve or More Months	807,978	805,616	(32,598)	773,018	-	(142,273)	630,745	128	BB-	4.67%	5.23%	2.9

Total	$909,107	$914,244	$(64,754)	$849,490	$-	$(143,086)	$706,404	151	BB-	4.68%	5.36%	3.0

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010, 2009 AND 2008

(dollars in tables in thousands, except per share data)

Newcastle performed an assessment of all of its debt securities that are in an unrealized loss position (unrealized loss position exists when a security’s amortized cost basis, excluding the effect of OTTI, exceeds its fair value) and determined the following:

	December 31, 2010
	Fair Value	Amortized Cost Basis After Impairment	Unrealized Losses
			Credit (B)	Non-Credit (C)
Securities Newcastle intends to sell	$19,313	$4,432	$(54,708)	N/A
Securities Newcastle is more likely than not to be required to sell (A)	-	-	-	N/A
Securities Newcastle has no intent to sell and is not more likely than not to be required to sell:
Credit impaired securities	55,457	68,087	(60,688)	(12,630)
Non credit impaired securities	650,947	781,403	-	(130,456)

Total debt securities in an unrealized loss position	$725,717	$853,922	$(115,396)	$(143,086)

(A)	Newcastle may, at times, be more likely than not to be required to sell certain securities for liquidity purposes. While the amount of the securities to be sold may be an estimate, and the securities to be sold have not yet been identified, Newcastle must make its best estimate, which is subject to significant judgment regarding future events, and may differ materially from actual future sales.

(B)	This amount is required to be recorded as other-than-temporary impairment through earnings. In measuring the portion of credit losses, Newcastle’s management estimates the expected cash flow for each of the securities. This evaluation includes a review of the credit status and the performance of the collateral supporting those securities, including the credit of the issuer, key terms of the securities and the effect of local, industry and broader economic trends. Significant inputs in estimating the cash flows include management’s expectations of prepayment speeds, default rates and loss severities. Credit losses are measured as the decline in the present value of the expected future cash flows discounted at the investment’s effective interest rate.

(C)	This amount represents unrealized losses on securities that are due to non-credit factors and is required to be recorded through other comprehensive income.

As a result of new impairment guidance effective in 2009, Newcastle recorded a reclassification adjustment of $1.3 billion of loss from Accumulated Deficit to Accumulated Other Comprehensive Income (Loss). This represents a substantive reversal of a large portion of the impairment charge recorded in the fourth quarter of 2008, which was originally recorded as a result of Newcastle’s inability to express the intent and ability to hold its securities until an expected recovery in value (if any).

The following table summarizes the activity related to credit losses on debt securities:

	2010	Period from Adoption of New Guidance Through December 31, 2009
Beginning balance of credit losses on debt securities for which a portion of an OTTI was recognized in other comprehensive income	$(408,782)	$(363,125)

Additions for credit losses on securities for which an OTTI was not previously recognized	(12,156)	(157,783)

Increases to credit losses on securities for which an OTTI was previously recognized and a portion of an OTTI was recognized in other comprehensive income	(8,175)	(99,589)

Additions for credit losses on securities for which an OTTI was previously recognized without any portion of OTTI recognized in other comprehensive income	(25,520)	(84,855)

Reduction for credit losses on securities for which no OTTI was recognized in other comprehensive income at current measurement date	228,871	268,468

Reduction for securities sold during the period	48,965	3,774

Reduction for securities deconsolidated during the period	112,408	—

Reduction for increases in cash flows expected to be collected that are recognized over the remaining life of the security	3,701	24,328

Ending balance of credit losses on debt securities for which a portion of an OTTI was recognized in other comprehensive income	$(60,688)	$(408,782)

The securities are encumbered by the CDO bonds payable and certain repurchase agreements (Note 8) at December 31, 2010.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010, 2009 AND 2008

(dollars in tables in thousands, except per share data)

As of December 31, 2010 and 2009, Newcastle had $150.2 million and $194.3 million of restricted cash, respectively, held in CDO financing structures pending its reinvestment in real estate securities and loans.

The table below summarizes the geographic distribution of the collateral securing our CMBS and ABS at December 31, 2010:

	CMBS		ABS
Geographic Location	Outstanding Face Amount	Percentage	Outstanding Face Amount	Percentage

Western U.S.	$553,263	28.1%	$115,762	27.7%

Northeastern U.S.	466,251	23.7%	79,263	18.9%

Southeastern U.S.	394,461	20.0%	90,899	21.7%

Midwestern U.S.	300,336	15.2%	58,348	13.9%

Southwestern U.S.	218,660	11.1%	44,872	10.7%

Other	15,400	0.8%	29,522	7.1%

Foreign	22,654	1.1%	5	0.0%

	$1,971,025	100.0%	$418,671	100.0%

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

All of Newcastle’s loan investments, other than Manufactured Housing Loans Portfolio I as described below, were classified as held for sale as of December 31, 2010 and 2009 and marked to the lower of carrying value or fair value. A portfolio of manufactured housing loans, which was refinanced in April 2010 through a securitization transaction (see Note 8) was reclassified from held for sale to held for investment during 2010.

The following is a summary of real estate related loans, residential mortgage loans and subprime mortgage loans. The loans contain various terms, including fixed and floating rates, self-amortizing and interest only. They are generally subject to prepayment.

	December 31, 2010								December 31, 2009
Loan Type	Outstanding Face Amount	Carrying Value (A)	Loan Count	Wtd. Avg. Yield	Wtd. Avg. Coupon	Weighted Average Maturity (Years) (B)	Floating Rate Loans as a Percentage of Face Amount	Delinquent Face Amount (C)	Carrying Value	Wtd. Avg. Yield
Mezzanine Loans	$579,579	$388,510	17	13.48%	4.30%	1.9	92.6%	$76,359	$240,185	43.64%
Corporate Bank Loans	309,437	208,365	9	15.63%	8.69%	3.4	62.3%	-	198,828	7.08%
B-Notes	233,132	154,760	9	15.14%	4.01%	1.8	74.1%	45,092	79,427	36.48%
Whole Loans	30,970	30,970	3	5.11%	3.97%	2.8	94.0%	-	55,422	24.01%

Total Real Estate Related
Loans Held for Sale, net (D)	$1,153,118	$782,605	38	14.05%	5.41%	2.3	80.8%	$121,451	$573,862	28.09%

Manufactured Housing Loans
Portfolio I, Held for Investment, Net (F)	$151,281	$124,974	3,936	9.59%	8.72%	7.7	1.1%	$1,872	N/A	N/A

Residential Loans	$63,399	$49,862	223	5.61%	2.48%	6.6	100.0%	$5,636	$53,995	5.25%
Manufactured Housing Loans	1,169	298	27	47.46%	8.41%	0.7	0.0%	480	122,095	11.62%
Manufactured Housing Loans
Portfolio II	212,036	203,053	7,101	8.30%	9.71%	5.8	17.3%	3,781	207,557	11.01%

Total Residential
Mortgage Loans Held for Sale, Net (E)	$276,604	$253,213	$7,351	7.81%	8.05%	6.0	36.2%	$9,897	$383,647	10.37%

Subprime Mortgage Loans subject to Call Option	$406,217	$403,793							$403,006

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010, 2009 AND 2008

(dollars in tables in thousands, except per share data)

(A)	The aggregate United States federal income tax basis for such assets at December 31, 2010 was approximately $1.4 billion, excluding the securitized subprime mortgage loans and the real estate related loans in CDO VII which are fully consolidated for tax purposes.
(B)	The weighted average maturity is based on the timing of expected principal reduction on the assets.

(C)	Includes loans that are non-performing, in foreclosure, under bankruptcy filing or considered real estate owned. As of December 31, 2010, $158.8 million face amount of real estate related loans was on non-accrual status.

(D)	Loans which are more than 3% of the total current carrying value (or $23.5 million) at December 31, 2010 are as follows:

	December 31, 2010
Loan Type	Outstanding Face Amount	Carrying Value	Loan Count	Yield (1)	Coupon (1)	Weighted Average Maturity (Years)
Individual Bank Loan (2)	$116,649	$86,649	1	24.85%	15.55%	4.33
Individual Mezzanine Loan (3)	70,000	70,000	1	5.71%	3.26%	0.08
Individual Mezzanine Loan (4)	87,664	68,751	1	15.00%	4.76%	2.33
Individual B-Note Loan (4)	56,481	47,010	1	15.00%	2.89%	1.75
Individual Mezzanine Loan (5)	51,615	44,978	1	15.00%	8.20%	3.58
Individual Mezzanine Loan (4)	53,510	39,545	1	18.00%	3.51%	2.50
Individual Mezzanine Loan (4)	38,987	37,218	1	10.00%	1.95%	0.67
Individual Bank Loan (4)	91,807	36,952	1	8.74%	2.27%	3.30
Individual B-Note Loan (4)	33,500	29,589	1	15.00%	2.76%	1.17
Individual Whole Loan (6)	29,117	29,117	1	5.00%	3.74%	2.83
Individual Mezzanine Loan (4)	38,510	28,642	1	20.00%	5.24%	2.50
Individual B-Note (4)	36,642	27,416	1	15.00%	6.23%	4.04
Individual Bank Loan (3)	26,990	26,384	1	8.67%	9.75%	1.58
Others (7)	421,646	210,354	25	13.41%	4.33%	1.87

	$1,153,118	$782,605	38	14.05%	5.41%	2.31

(1)	Weighted average yield and weighted average coupon for Others.
(2)	Interest accrued to principal balance over life to maturity with a discontinued payoff option prior to maturity.
(3)	These two loans were repaid in full in January and February 2011.
(4)	Interest only payments over life to maturity and balloon principal payment upon maturity.
(5)	Defaulted.
(6)	Interest only payment over life to maturity with a discounted payoff option prior to loan maturity.
(7)	Various terms of payment.

(E)	Carrying value includes interest receivable of $0.1 million for the residential loans and principal and interest receivable of $7.0 million for the manufactured housing loans as of December 31, 2010.
(F)	The following is an aging analysis of past due residential loans held-for-investment as of December 31, 2010:

	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Repossessed	Total Past Due	Current	Total Outstanding Face Amount
Manufactured Housing Loans Portoflio I	$771	$287	$372	$1,213	$2,643	$148,638	$151,281

Newcastle’s management monitors the credit quality of the Manufactured Housing Loans Portfolio I primarily by using the ageing analaysis, current trends in delinquencies and the actual loss incurrence rate.

The following is a summary of real estate related loans by maturity at December 31, 2010:

Year of Maturity (1)	Outstanding Face Amount	Carrying Value	Number of Loans
Delinquent (2)	$121,452	$44,978	5
2011	447,162	370,411	12
2012	178,145	108,054	7
2013	29,533	21,113	3
2014	129,575	61,193	3
2015	204,993	160,608	6
Thereafter	42,258	16,248	2

Total	$1,153,118	782,605	38

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010, 2009 AND 2008

(dollars in tables in thousands, except per share data)

(1)	Based on the final extended maturity date of each loan investment as of December 31, 2010.
(2)	Includes loans that are non-performing, in foreclosure, or under bankruptcy.

Activities relating to the carrying value of our real estate loans and residential mortgage loans are as follows:

	Held for Sale		Held for Investment
	Real Estate Related Loans	Residential Mortgage Loans	Real Estate Related Loans	Residential Mortgage Loans
December 31, 2007	$-	$-	$1,856,978	$634,605
Purchases / Additional fundings	-	-	154,459
Principal paydowns	-	-	(171,870)	(90,831)
Sales	-	-	(119,115)
Provision for credit losses	-	-	(200)	(8,257)
Provision for impaired loans	-	-	(351,902)	(1,222)
Accretion of loan discount and other amortization	-	-	21,840	2,845
Transfer to held for sale	1,389,933	535,954	(1,389,933)	(535,954)
Provision for losses, loans held for sale	(506,231)	(126,322)	-	-
Gain on disposition of loans held for sale	1,434	-	-	-
Loss on disposition of loans held for sale	(41,924)	-	-	-
Other	-	-	(257)	(1,186)

December 31, 2008	$843,212	$409,632	$-	$-
Additional fundings	10,777	-	-	-
Principal paydowns (A)	(207,299)	(54,177)	-	-
Sales	(28,781)	-	-	-
Valuation (allowance) reversal on loans	(44,564)	29,557	-	-
Other	517	(1,365)	-	-

December 31, 2009	$573,862	$383,647	-	$-
Purchases / additional fundings	113,733	-	-	-
Interest accrued to principal balance	12,535	-	-	-
Principal paydowns	(136,078)	(34,781)	-	(10,916)
Sales	(51,225)	-	-	-
Transfer to held for investment	-	(135,942)	-	135,942
Transfer to other investments	(24,907)	-	-	-
Valuation (allowance) reversal on loans	299,620	41,227	-	(960)
Accretion of loan discount and other amortization	-	-	-	1,035
Deconsolidation of CDO VII	(5,453)	-	-	-
Other	518	(938)	-	(127)

December 31, 2010	$782,605	$253,213	$-	$124,974

(A)	Includes $1.4 million carrying value of two bank loans converted to equity securities during the year ended December 31, 2009.

The following is a rollforward of the related loss allowance:

	Held for Sale		Held for Investment
	Real Estate Related Loans	Residential Mortgage Loans	Residential Mortgage Loans (B)
Balance at December 31, 2008	$(827,328)	$(136,206)	$-
Charge-offs (A)	49,483	10,240	-
Valuation (allowance) reversal on loans	(44,564)	29,557	-

Balance at December 31, 2009	$(822,409)	$(96,409)	$-
Charge-offs (A)	195,935	8,105	1,494
Deconsolidation of CDO VII	5,263	-	-
Transfer to held for investment	-	21,884	(21,884)
Valuation (allowance) reversal on loans	299,620	41,227	(960)

Balance at December 31, 2010	$(321,591)	$(25,193)	$(21,350)

(A)	The charge-offs for real estate related loans represent nine loans which were sold, restructured, paid off at a discounted price or reclassified as other investments during the period.
(B)	The allowance for credit losses was determined based on the guidance for loans acquired with deteriorated credit quality.

The average carrying amount of Newcastle’s real estate related loans was approximately $670.7 million, $668.4 million and $1.7 billion during 2010, 2009 and 2008, respectively, on which Newcastle earned approximately $53.3 million, $53.8 million and $124.4 million of gross interest revenues, respectively.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010, 2009 AND 2008

(dollars in tables in thousands, except per share data)

The average carrying amount of Newcastle’s residential mortgage loans was approximately $388.1 million, $380.2 million and $570.0 million during 2010, 2009 and 2008, respectively, on which Newcastle earned approximately $37.8 million, $42.6 million and $56.0 million of gross interest revenues, respectively.

The loans are encumbered by various debt obligations as described in Note 8.

Real estate owned (“REO”) as a result of foreclosure on loans is included in Receivables and Other Assets, and is recorded at the lower of cost or fair value. No material REO was owned as of December 31, 2010 or 2009.

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

Both portfolios were securitized through special purpose entities (“Securitization Trust 2006” and (“Securitization Trust 2007”) which are not consolidated by Newcastle. Newcastle retained a portion of the notes issued by, and all of the equity of, both entities. Newcastle, as holder of the equity (or residual interest), has the option (a call option) to redeem the notes once the aggregate principal balance of Subprime Portfolio I or Subprime Portfolio II is equal to or less than 20% or 10%, respectively, of such balance at the date of the transfer. The transactions between Newcastle and each securitization trust qualified as sales for accounting purposes. However, the loans which are subject to a call option by Newcastle were not treated as being sold and are classified as “held for investment” subsequent to the completion of the securitizations. The loans subject to call option and the corresponding financing recognize interest income and expense based on the expected weighted average coupons of the loans subject to call option at the call date of 9.24% and 8.68% for Subprime Portfolios I and II, respectively. The call options are “out of the money,” meaning that the price Newcastle would have to pay to acquire such loans exceeds their fair value at this time, and there is no requirement to exercise such options.

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

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010, 2009 AND 2008

(dollars in tables in thousands, except per share data)

The following table presents information on the retained interests in the securitizations of Subprime Portfolios I and II at December 31, 2010:

	Subprime Portfolio
	I	II
Total securitized loans (unpaid principal balance) (A)	$526,326	$693,580
Loans subject to call option (carrying value)	$299,176	$104,617
Retained interests (fair value) (B)	$1,075	$73

(A)	Average loan seasoning of 65 months and 47 months for Subprime Portfolios I and II, respectively, at December 31, 2010.

(B)	The retained interests include retained bonds of the securitizations. Their fair value is estimated based on pricing models. Newcastle’s residual interests were written off in 2010. The weighted average yield of the retained notes was 6.25% as of December 31, 2010.

The following table summarizes certain characteristics of the underlying subprime mortgage loans, and related financing, in the securitizations as of December 31, 2010 (unaudited, except stated otherwise):

	Subprime Portfolio
	I	II
Loan unpaid principal balance (UPB) (A)	$526,326	$693,580
Weighted average coupon rate of loans	5.98%	5.56%
Delinquencies of 60 or more days (UPB) (B)	$116,825	$212,822
Net credit losses for year ended
December 31, 2010	$37,881	$64,389
December 31, 2009	$80,684	$83,283
Cumulative net credit losses	$163,409	$167,636
Cumulative net credit losses as a % of original UPB	10.88%	15.41%
Percentage of ARM loans (C)	52.9%	65.7%
Percentage of loans with loan-to-value ratio >90%	10.6%	17.2%
Percentage of interest-only loans	22.6%	4.1%
Face amount of debt (A) (D)	$517,983	$680,981
Weighted average funding cost of debt (E)	1.43%	1.53%

(A)	Audited.
(B)	Delinquencies include loans 60 or more days past due, in foreclosure, under bankruptcy filing or real estate owned.
(C)	ARM loans are adjustable-rate mortgage loans. An option ARM is an adjustable-rate mortgage that provides the borrower with an option to choose from several payment amounts each month for a specified period of the loan term. None of the loans in the subprime portfolios are option ARMs.
(D)	Excludes face amount of $8.3 million and $12.6 million of retained notes for Subprime Portfolios I and II, respectively, at December 31, 2010.
(E)	Includes the effect of applicable hedges.

Cash flows related to the two securitizations were as follows:

	Subprime Portfolio
	I	II
Net cash inflows from retained interests

Year Ended December 31, 2010	$315	$629

Year Ended December 31, 2009	$878	$1,461

Year Ended December 31, 2008	$6,010	$12,684

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010, 2009 AND 2008

(dollars in tables in thousands, except per share data)

6.	OPERATING REAL ESTATE, HELD FOR SALE

Newcastle has committed to a plan, and is actively working, to sell all of its operating real estate. As a result, all of the real estate has been classified as held for sale at December 31, 2010 and 2009 and marked to the lower of cost or market value based on a discounted cash flow analysis, resulting in a recorded loss of $0.0 million and $0.3 million for the years ended December 31, 2010 and 2009, respectively. All of the related operations, including these losses, have been classified as discontinued operations for all periods presented.

The following table summarizes the financial information for the discontinued operations:

	Year Ended December 31,
	2010	2009	2008
Interest income	$-	$-	$6
Rental income	2,135	2,106	4,995

	2,135	2,106	5,001
Expenses	1,910	1,916	4,632

	225	190	369
Impairment	(260)	(550)	(10,049)
Net gain on sale	-	-	18
Other income	27	42	8

Net income (loss)	$(8)	$(318)	$(9,654)

No income tax related to discontinued operations was recorded for the years ended December 31, 2010, 2009 or 2008.

The following table sets forth certain information regarding the operating real estate portfolio as of December 31, 2010:

Type of Property	Location	Net Rentable Sq. Ft. (A)	Acquisition Date	Year Built/ Renovated (A)	Initial Cost	Costs Capitalized Subsequent to Acquisition	Occupancy (A)

Ohio Portfolio
Office Building	Beavercreek, OH	57,115	Mar 06	1986	$2,673	$390	65.6%
Office Building	Beavercreek, OH	29,916	Mar 06	1986	2,727	132	100.0%
Office Building	Beavercreek, OH	45,500	Mar 06	1986	2,624	383	100.0%
Office Building	Vandalia, OH	47,539	Mar 06	1987	1,592	165	39.7%

		180,070			$9,616	$1,070	73.2%

(A)	Unaudited.

The aggregate United States federal income tax basis for Newcastle’s operating real estate at December 31, 2010 was approximately $8.9 million. The operating real estate portfolio was pledged as collateral in one of Newcastle’s non-recourse financing structures at December 31, 2010.

7.	FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value may be based upon broker quotations, counterparty quotations or pricing services quotations, which provide valuation estimates based upon reasonable market order indications or a good faith estimate thereof and are subject to significant variability based on market conditions, such as interest rates, credit spreads and market liquidity. A significant portion of Newcastle’s loans, securities and debt obligations are currently not traded in active markets and therefore have little or no price transparency. As a result, Newcastle has estimated the fair value of these illiquid instruments based on internal pricing models rather than quotations. The determination of estimated cash flows used in pricing models is inherently subjective and imprecise. Changes in market conditions, as well as changes in the assumptions or methodology used to determine fair value, could result in a significant change to estimated fair values. It should be noted that minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values, and that the fair values reflected below are indicative of the interest rate and credit spread environments as of December 31, 2010 and do not take into consideration the effects of subsequent changes in market or other factors.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010, 2009 AND 2008

(dollars in tables in thousands, except per share data)

Fair Value Summary Table

The carrying values and estimated fair values of Newcastle’s financial instruments at December 31, 2010 and 2009 were as follows:

	December 31, 2010						December 31, 2009
	Principal Balance or Notional Amount	Carrying Value	Estimated Fair Value	Fair Value Method (A)	Weighted Average Yield/Funding Cost	Weighted Average Maturity (Years)	Carrying Value	Estimated Fair Value
Assets
Non-Recourse VIE Financing Structures (F)
Financial instruments:
Real estate securities, available for sale*	$2,647,294	$1,859,984	$1,859,984	Broker quotations, counterparty quotations, pricing services, pricing models	9.15%	3.49	$1,784,487	$1,784,487
Real estate related loans, held for sale, net	1,056,012	750,130	754,589	Broker quotations, counterparty quotations, pricing services, pricing models	14.20%	2.46	554,367	554,367
Residential mortgage loans, held for investment, net	151,281	124,974	128,369	Pricing models	9.59%	7.71	-	-
Residential mortgage loans, held for sale, net	275,436	252,915	252,915	Pricing models	7.77%	5.99	380,123	380,123
Subprime mortgage loans subject to call option (B)	406,217	403,793	403,793	(B)	9.09%	(B)	403,006	403,006
Restricted cash*	157,005	157,005	157,005				200,251	200,251
Derivative assets, treated as hedges (C)(E)*	104,205	4,537	4,537	Counterparty quotations	N/A	(C)	-	-
Non-hedge derivative assets (D)(E)*	36,428	2,530	2,530	Counterparty quotations	N/A	(D)	-	-
Operating real estate, held for sale		8,776	8,776				-	-
Other investments		18,883	18,883				-	-
Receivables and other assets		29,206	29,206				36,643	36,643

		$3,612,733	$3,620,587				$3,358,877	$3,358,877

Recourse Financing Structures and Unlevered Assets
Financial instruments:
Real estate securities, available for sale*	$186,081	$600	$600	Broker quotations, counterparty quotations, pricing services, pricing models	42.43%	0.15	$46,308	$46,308
Real estate related loans, held for sale, net	97,106	32,475	32,475	Broker quotations, counterparty quotations, pricing services, pricing models	10.49%	0.64	19,495	19,495
Residential mortgage loans, held for sale, net	1,169	298	298	Pricing models	47.46%	0.7	3,524	3,524
Cash and cash equivalents*	33,524	33,524	33,524				68,300	68,300
Operating real estate, held for sale		-	-				9,966	9,966
Other investments		6,024	6,024				193	193
Receivables and other assets		1,457	1,457				7,965	7,965

		$74,378	$74,378				$155,751	$155,751

*Measured at fair value on a recurring basis.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010, 2009 AND 2008

(dollars in tables in thousands, except per share data)

	December 31, 2010						December 31, 2009
	Principal Balance or Notional Amount	Carrying Value	Estimated Fair Value	Fair Value Method (A)	Weighted Average Yield/Funding Cost	Weighted Average Maturity (Years)	Carrying Value	Estimated Fair Value
Liabilities
Non-Recourse VIE Financing Structures (F) (G)
Financial instruments:
CDO bonds payable	$3,010,751	$3,010,868	$1,845,419	Counterparty quotations, pricing models	3.16%	3.6	$4,058,928	$1,346,406
Other bonds payable	258,324	256,809	244,792	Pricing models	5.42%	1.5	303,697	251,397
Notes payable	4,356	4,356	3,624	Broker quotation	1.16%	6.8	-	-
Repurchase agreements	14,049	14,049	14,049	Market comparables	1.76%	0.9	-	-
Financing of subprime mortgage loans subject to call option (B)	406,217	403,793	403,793	(B)	9.09%	(B)	403,006	403,006
Interest rate swaps, treated as hedges (C )(E)*	1,473,669	136,575	136,575	Counterparty quotations	N/A	(C)	173,937	173,937
Non-hedge derivatives (D)(E)*	343,570	40,286	40,286	Counterparty quotations	N/A	(D)	29,117	29,117
Accrued expenses and other liabilities		8,445	8,445				2,992	2,992

		$3,875,181	$2,696,983				$4,971,677	$2,206,855

Recourse Financing Structures and Other Liabilities (G)
Financial instruments:
Repurchase agreements	$4,683	$4,683	$4,683	Market comparables	1.76%	0.9	$71,309	$71,309
Junior subordinated notes payable	51,004	51,253	34,817	Pricing models	7.42%	24.3	103,264	33,005
Interest rate swaps, treated as hedges (C )(E)*	-	-	-	Counterparty quotations	N/A	N/A	4,100	4,100
Due to affiliates		1,419	1,419				1,497	1,497
Accrued expenses and other liabilities		2,160	2,160				3,433	3,433

		$59,515	$43,079				$183,603	$113,344

(A)	Methods are listed in order of priority. In the case of real estate securities and real estate related loans, broker quotations are obtained if available and practicable, otherwise counterparty quotations or pricing service valuations are obtained or, finally, internal pricing models are used. Internal pricing models are only used for (i) securities and loans which are not traded in an active market, and therefore have little or no price transparency, and for which significant unobservable inputs must be used in estimating fair value, or (ii) loans or debt obligations which are private and untraded.

(B)	These two items results from an option, not an obligation, to repurchase loans from Newcastle’s subprime mortgage loan securitizations (Note 5), are noneconomic until such option is exercised, and are equal and offsetting.

Notes continued on next page.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010, 2009 AND 2008

(dollars in tables in thousands, except per share data)

(C)	Represents derivative agreements as follows:

Year of Maturity	Weighted Average Month of Maturity	Aggregate Notional Amount	Weighted Average Fixed Pay Rate / Cap Rate	Aggregate Fair Value Asset / (Liability)
Interest rate cap agreements which receive 1-Month LIBOR above the cap rates:
2015	Sep	$21,000	2.26%	$737
2016	Jul	77,905	2.66%	3,472
2017	Jan	5,300	1.86%	328

		$104,205		$4,537

Interest rate swap agreements which receive 1-Month LIBOR:
2011	Dec	$91,555	5.00%	$(3,902)
2014	Nov	15,757	5.09%	(1,979)
2015	Apr	685,412	5.45%	(52,263)
2016	May	180,155	5.04%	(22,193)
2017	Aug	174,034	5.24%	(28,184)
Interest rate swap agreements which receive 3-Month LIBOR:
2014	Jul	326,756	4.21%	(28,054)

		$1,473,669		$(136,575)

(D)	This represents two interest rate swap agreements with a notional balances of $129.2 million and $214.4 million, maturing in June 2016 and March 2015, respectively, and three interest rate cap agreements with a total notional balance of $36.4 million, maturing in August 2017 and January 2019. Newcastle entered into these hedge agreements to reduce its exposure to interest rate changes on the floating rate financings of its Manufactured Housing Loan Portfolio II and on the floating rate financings of CDO X. These derivative agreements were not designated as hedges for accounting purposes.

(E)	Newcastle’s derivatives fall into two categories. As of December 31, 2010, all derivatives were held within Newcastle’s nonrecourse debt structures (primarily CDOs). An aggregate notional balance of $1.8 billion, which were liabilities at period end, are not subject to Newcastle’s credit risk as they are senior to all the debt obligations of the related CDO. An aggregate notional balance of $140.6 million were assets at period end and therefore are subject to the counterparty’s credit risk. No adjustments have been made to the fair value quotations received related to credit risk as a result of the counterparty’s “AA” credit rating. Newcastle’s significant derivative counterparties include Bank of America, Credit Suisse, Wells Fargo and Deutsche Bank.

(F)	Assets held within CDOs and other non-recourse structures are not available to satisfy obligations outside of such financings, except to the extent Newcastle receives net cash flow distributions from such structures. Furthermore, creditors or beneficial interest holders of these structures have no recourse to the general credit of Newcastle. Therefore, Newcastle’s exposure to the economic losses from such structures is limited to its invested equity in them and economically their book value cannot be less than zero. As a result, the fair value of Newcastle’s net investments in these non-recourse financing structures is equal to the present value of their expected future net cash flows.

(G)	Newcastle notes that the unrealized gain on the liabilities within such structures cannot be fully realized.

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

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010, 2009 AND 2008

(dollars in tables in thousands, except per share data)

The following table summarizes financial assets and liabilities measured at fair value on a recurring basis at December 31, 2010:

	Principal Balance or Notional		Fair Value
	Amount	Carrying Value	Level 2	Level 3A (1)	Level 3B (2)	Total
Assets:
Real estate securities, available for sale:
CMBS	$1,971,025	$1,300,734	$-	$1,172,131	$128,603	$1,300,734
REIT debt	317,413	328,970	328,970	-	-	328,970
ABS - subprime	353,306	178,006	-	83,582	94,424	178,006
ABS - other real estate	65,365	45,178	-	36,193	8,985	45,178
FNMA / FHLMC	3,140	3,414	3,414	-	-	3,414
CDO	123,126	-	-	-	-	-

Debt security total	$2,833,375	1,856,302	332,384	1,291,906	232,012	1,856,302

Equity securities		4,282	-	-	4,282	4,282

Real estate securities total		$1,860,584	$332,384	$1,291,906	$236,294	$1,860,584

Derivative assets:
Interest rate caps, treated as hedges	$104,205	$4,537	$4,537	$-	$-	$4,537
Interest rate caps, not treated as hedges	36,428	2,530	2,530	-	-	2,530

Derivative assets total	$140,633	$7,067	$7,067	$-	$-	$7,067

Liabilities:
Derivative Liabilities:
Interest rate swaps, treated as hedges	$1,473,669	$136,575	$136,575	$-	$-	$136,575
Interest rate swaps, not treated as hedges	343,570	40,286	40,286	-	-	40,286

Derivative liabilities total	$1,817,239	$176,861	$176,861	$-	$-	$176,861

(1)	Third party pricing sources with significant unobservable inputs.
(2)	Internal models with significant unobservable inputs.

Newcastle’s investments in instruments measured at fair value on a recurring basis using Level 3 inputs changed as follows:

	Assets
	Level 3A	Level 3B	Total
Balance at January 1, 2009	$1,304,776	$179,763	$1,484,539
Total gains (losses) (C)
Included in net income (loss) (D)	(128,682)	(401,563)	(530,245)
Reclassification related to the adoption of new impairment guidance included in other comprehensive income (loss)	979,089	309,835	1,288,924
Included in other comprehensive income (loss)	(499,307)	25,045	(474,262)
Amortization included in interest income	56,801	30,088	86,889
Purchases	293,244	-	293,244
Proceeds from sales	(93,180)	(30,939)	(124,119)
Proceeds from repayments	(178,046)	(42,113)	(220,159)
Transfers between Level 3A and Level 3B	(156,720)	156,720	-
Transfers into Level 3 (A)	-	-	-
Transfers out of Level 3 (A) (B)	(510,534)	-	(510,534)

Balance at December 31, 2009	1,067,441	226,836	1,294,277

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010, 2009 AND 2008

(dollars in tables in thousands, except per share data)

	Level 3A Assets
	CMBS		ABS		Equity/Other
	Conduit	Other	Subprime	Other	Securities	Total
Balance at January 1, 2010	$536,092	$397,407	$87,883	$46,059	$-	$1,067,441
Transfers (A)
Transfers from Level 3B	5,528	20,511	-	-	-	26,039
Transfers into Level 3B	(54,816)	(22,177)	(16,015)	-	-	(93,008)
CDO VII Deconsolidation	(32,858)	(3,379)	(10,685)	-	-	(46,922)
Total gains (losses) (C)
Included in net income (loss) (D)	17,645	3,508	59	(345)	-	20,867
Included in other comprehensive income (loss)	198,146	79,436	1,455	7,354	-	286,391
Amortization included in interest income	16,663	7,131	7,515	179	-	31,488
Purchases, sales and settlements
Purchases	279,095	34,478	44,894	-	-	358,467
Proceeds from sales	(88,645)	(49,260)	(6,478)	(11,525)	-	(155,908)
Proceeds from repayments	(36,623)	(135,751)	(25,046)	(5,529)	-	(202,949)

Balance at December 31, 2010	$840,227	$331,904	$83,582	$36,193	$-	$1,291,906

	Level 3B Assets
	CMBS		ABS		Equity/Other
	Conduit	Other	Subprime	Other	Securities	Total
Balance at January 1, 2010	$95,376	$32,744	$85,377	$10,719	$2,620	$226,836
Transfers (A)
Transfers from Level 3A	54,816	22,177	16,015	-	-	93,008
Transfers into Level 3A	(5,528)	(20,511)	-	-	-	(26,039)
CDO VII Deconsolidation	(48,665)	-	(17,890)	(457)	-	(67,012)
Total gains (losses) (C)
Included in net income (loss) (D)	(83,128)	26,959	(9,374)	(3,488)	(422)	(69,453)
Included in other comprehensive income (loss)	107,272	55,781	31,469	4,163	1,938	200,623
Amortization included in interest income	17,204	1,207	11,843	483	-	30,737
Purchases, sales and settlements
Purchases	-	14,414	-	-	146	14,560
Proceeds from sales	(2,066)	(21,646)	(1,063)	-	-	(24,775)
Proceeds from repayments	(27,824)	(89,979)	(21,953)	(2,435)	-	(142,191)

Balance at December 31, 2010	$107,457	$21,146	$94,424	$8,985	$4,282	$236,294

(A)	Transfers are assumed to occur at the beginning of the quarter.

(B)	As a result of the increased liquidity and price transparency of the REIT debt securities, management transferred such securities into Level 2 under the fair value hierarchy in the fourth quarter of 2009

(C)	None of the gains (losses) recorded in earnings during the periods is attributable to the change in unrealized gains (losses) relating to Level 3 assets still held at the reporting dates.

(D)	These gains (losses) are recorded in the following line items in the consolidated statements of operations:

	Year Ended December 31,
	2010		2009
	Level 3A	Level 3B	Level 3
Gain (loss) on settlement of investments, net	$23,775	$26,668	$6,672
Other income (loss), net	-	-	(3,384)
OTTI	(2,908)	(96,121)	(533,533)

Total	$20,867	$(69,453)	$(530,245)

Gain (loss) on sale of investments, net, from investments transferred into Level 3 during the period	$-	$-	$-

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010, 2009 AND 2008

(dollars in tables in thousands, except per share data)

Securities Valuation

As of December 31, 2010, Newcastle’s securities valuation methodology and results are further detailed as follows:

			Fair Value
Asset Type	Outstanding Face Amount (A)	Amortized Cost Basis (B)	Multiple Quotes (C)	Single Quote (D)	Internal Pricing Models (E)	Total
CMBS	$1,971,025	$1,265,359	$848,992	$323,139	$128,603	$1,300,734
REIT debt	317,413	316,085	244,968	84,002	-	328,970
ABS - subprime	353,306	161,464	42,772	40,810	94,424	178,006
ABS - other real estate	65,365	42,475	36,193	-	8,985	45,178
FNMA / FHLMC	3,140	3,358	-	3,414	-	3,414
CDO	123,126	-	-	-	-	-

Debt Security Total	$2,833,375	1,788,741	1,172,925	451,365	232,012	1,856,302

Equity Securities		1,112	-	-	4,282	4,282

Total		$1,789,853	$1,172,925	$451,365	$236,294	$1,860,584

(A)	Net of incurred losses.

(B)	Net of discounts (or gross premiums) and after OTTI, including impairment taken during the period ended December 31, 2010.

(C)	Management generally obtained pricing service quotations or broker quotations from two sources, one of which was generally the seller (the party that sold us the security). Management selected one of the quotes received as being most representative of fair value and did not use an average of the quotes. Newcastle’s methodology is to not use quotes from selling brokers, unless those quotes are the only marks available, or unless the quotes provided by other (non-selling) brokers or pricing services are, in management’s judgment, not representative of fair value. Even if Newcastle receives two or more quotes on a particular security that come from non-selling brokers or pricing services, it does not use an average because management believes using an actual quote more closely represents a transactable price for the security than an average level. Furthermore, in some cases there is a wide disparity between the quotes Newcastle receives. Management believes using an average of the quotes in these cases would generally not represent the fair value of the asset. Based on Newcastle’s own fair value analysis using internal models, management selects one of the quotes which is believed to more accurately reflect fair value. Newcastle never adjusts quotes received.

(D)	Management was unable to obtain quotations from more than one source on these securities. The one source was generally the seller (the party that sold us the security) or a pricing service.

(E)	Securities whose fair value was estimated based on internal pricing models are further detailed as follows:

				Unrealized	Assumption Ranges
Asset Type	Amortized Cost Basis (B)	Fair Value	Impairment Recorded in Current Year	Gains (Losses) in Accum. OCI	Discount Rate	Prepayment Speed (F)	Cumulative Default Rate	Loss Severity
CMBS - conduit	$86,727	$107,457	$73,508	$20,730	12.0%	N/A	4% - 82%	31% - 100%
CMBS - Large loan / single borrower	22,895	21,146	-	(1,749)	8% - 14%	N/A	0% - 100%	0% - 100%
ABS - subprime	81,576	94,424	9,772	12,848	10.0%	0% - 8%	32% - 92%	60% - 100%
ABS - other real estate	6,744	8,985	3,487	2,241	10.0%	0% - 5%	33% - 75%	54% - 90%
CDO	-	-	146	-	N/A	N/A	100.0%	100.0%

Debt security total	197,942	232,012	86,913	34,070
Equity securities	1,112	4,282	276	3,170

Total	$199,054	$236,294	$87,189	$37,240

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

Loss severities are based on recent collateral-specific experience with additional consideration given to collateral characteristics. Collateral age is taken into consideration because severities tend to initially increase with collateral age before eventually stabilizing. Newcastle typically uses projected severities that are higher than the historic experience for collateral that is relatively new to account for this effect. Collateral characteristics such as loan size, lien position, and location (state) also effect loss severity. Newcastle considers whether a collateral pool has experienced a significant change in its composition with respect to these factors when assigning severity projections.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010, 2009 AND 2008

(dollars in tables in thousands, except per share data)

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

Loan Valuation

Loans which Newcastle does not have the ability to hold into the foreseeable future are classified as held-for-sale. As a result, these held-for-sale loans are carried at the lower of amortized cost or fair value and are therefore recorded at fair value on a non-recurring basis. During the year ended December 31, 2010, Newcastle recorded ($299.6) million and ($40.3) million of valuation allowance (reversal) on real estate related loans and residential mortgage loans (Note 5), respectively. These loans were written down to fair value at the time of the impairment, based on broker quotations, pricing service quotations or internal pricing models. All the loans were within Level 3 of the fair value hierarchy. For real estate related loans, the most significant inputs used in the valuations are the amount and timing of expected future cash flows, market yields and the estimated collateral value of such loan investments. For residential mortgage loans, significant inputs include management’s expectations of prepayment speeds, default rates, loss severities and discount rates that market participants would use in determining the fair values of similar pools of residential mortgage loans.

The following tables summarize the fair value information for real estate related loans and residential mortgage loans as of December 31, 2010:

				Valuation Allowance/ (Reversal) In Current Year
	Outstanding Face Amount				Significant Input Ranges
Loan Type		Carrying Value	Fair Value		Discount Rate	Loss Severity
Mezzanine	$579,579	$388,510	$392,256	$(196,085)	5.7% - 40.4%	0% - 100%
Bank Loan	309,437	208,365	209,054	(15,309)	5.4% - 24.9%	0.0% - 59.8%
B-Note	233,132	154,760	154,760	(96,534)	15.0% - 18.0%	0% - 100%
Whole Loan	30,970	30,970	30,994	8,308	5.0% - 7.8%	0% - 0.0%

Total Real Estate Related Loans Held for Sale, Net	$1,153,118	$782,605	$787,064	$(299,620)

				Valuation Allowance/ (Reversal) In Current Year
	Outstanding Face Amount				Significant Input Ranges
Loan Type		Carrying Value	Fair Value		Discount Rate	Prepayment Speed	Cumulative Default Rate	Loss Severity
Residential Loans	$63,399	$49,862	$49,862	$(1,710)	5% - 5.87%	0% - 6%	3.3% - 100%	0% - 40%
Manufactured Housing Loans I	1,169	298	298	4	47.46%	3.0%	4.0%	75.0%
Manufactured Housing Loans II	212,036	203,053	203,053	(39,521)	8.30%	6.0%	3.5%	75.0%

Total Residential Mortgage Loans Held for Sale, Net	$276,604	$253,213	$253,213	$(41,227)

Derivatives

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

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010, 2009 AND 2008

(dollars in tables in thousands, except per share data)

Newcastle’s derivatives are recorded on its balance sheet as follows:

		Fair Value
		December 31,	December 31,
	Balance sheet location	2010	2009
Derivative Assets
Interest rate caps, designated as hedges	Derivative Assets	$4,537	$-
Interest rate caps, not designated as hedges	Derivative Assets	2,530	-

		$7,067	$-

Derivative Liabilities
Interest rate swaps, designated as hedges	Derivative Liabilities	$136,575	$178,037
Interest rate swaps, not designated as hedges	Derivative Liabilities	40,286	29,117

		$176,861	$207,154

The following table summarizes information related to derivatives:

	December 31,
	2010	2009
Cash flow hedges
Notional amount of interest rate swap agreements	$1,473,669	$2,099,435
Notional amount of interest rate cap agreements	104,205	-
Amount of (loss) recognized in OCI on effective portion	(118,608)	(173,683)
Deferred hedge gain (loss) related to anticipated financings, which have subsequently occurred, net of amortization	357	832
Deferred hedge gain (loss) related to dedesignation, net of amortization	1,343	(8,045)
Expected reclassification of deferred hedges from AOCI into earnings over the next 12 months	2,289	(4,234)
Expected reclassification of current hedges from AOCI into earnings over the next 12 months	(63,541)	(90,666)

Non-hedge Derivatives
Notional amount of interest rate swap agreements	343,570	296,243
Notional amount of interest rate cap agreements	36,428	-

The following table summarizes gains (losses) recorded in relation to derivatives:

	Income Statement	Year Ended December 31,
	Location	2010	2009	2008
Cash flow hedges
Gain (loss) on the ineffective portion	Other Income (Loss)	$580	$(278)	$180
Gain (loss) immediately recognized at dedesignation	Gain (Loss) on Sale of Investments, Other Income (Loss)	(39,184)	(15,223)	(14,730)
Amount of gain (loss) reclassified from AOCI into income, related to effective portion	Interest Expense	(83,869)	(100,046)	(62,013)
Deferred hedge gain reclassified from AOCI into income, related to anticipated financings	Interest Expense	475	101	94
Deferred hedge gain (loss) reclassified from AOCI into income, related to effective portion of dedesignated hedges	Interest Expense	(5,471)	(9,547)	786

Non-hedge derivatives gain (loss)	Other Income (Loss)	(1,240)	15,446	(18,451)

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010, 2009 AND 2008

(dollars in tables in thousands, except per share data)

8.	DEBT OBLIGATIONS

The following table presents certain information regarding Newcastle’s debt obligations and related hedges:

	December 31, 2010														December 31, 2009
									Collateral
Debt Obligation/ Collateral	Month Issued	Outstanding Face Amount	Carrying Value	Unhedged Weighted Average Funding Cost (A)	Final Stated Maturity	Weighted Average Funding Cost (B)	Weighted Average Maturity (Years)	Face Amount of Floating Rate Debt	Outstanding Face Amount (C)	Amortized Cost Basis (C)	Carrying Value (C)	Weighted Average Maturity (Years)	Floating Rate Face Amount (C)	Aggregate Notional Amount of Current Hedges (D)	Outstanding Face Amount	Carrying Value
CDO Bonds Payable
CDO IV (E)	Mar 2004	$285,907	$285,211	1.19%	Mar 2039	2.99%	2.1	$270,315	$362,272	$305,960	$275,535	3.1	$134,972	$139,600	$369,477	$368,111
CDO V (E)	Sep 2004	360,689	359,603	1.02%	Sep 2039	3.13%	3.0	348,501	414,394	295,660	267,796	3.4	145,430	187,156	447,287	445,498
CDO VI (E)	Apr 2005	90,717	90,717	0.89%	Apr 2040	5.34%	4.4	88,012	424,637	195,096	221,842	2.8	112,168	88,012	437,669	436,111
CDO VII (F)	Dec 2005	N/A	N/A	N/A	Dec 2050	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	411,550	408,972
CDO VIII	Nov 2006	618,313	617,611	0.89%	Nov 2052	2.14%	2.8	610,713	768,538	517,708	547,141	3.4	489,816	161,655	729,313	728,383
CDO IX	May 2007	480,125	484,172	0.65%	May 2052	1.55%	3.8	480,125	651,831	494,975	509,206	2.6	446,124	91,555	497,000	497,777
CDO X	Jul 2007	1,175,000	1,173,554	0.64%	Jul 2052	4.25%	4.5	1,175,000	1,290,313	956,336	1,014,745	3.7	281,854	1,034,336	1,175,000	1,174,076

		3,010,751	3,010,868			3.16%	3.6	2,972,666	3,911,985	2,765,735	2,836,265	3.3	1,610,364	1,702,314	4,067,296	4,058,928

Other Bonds Payable
MH Loans Portfolio I (G)	Apr 2010	86,352	85,071	4.76%	Jul 2035	5.37%	3.5	-	151,281	124,974	124,974	7.7	1,710	-	107,003	107,003
MH Loans Portfolio II	Aug 2006	171,972	171,738	LIBOR+0.88%	Aug 2011	5.44%	0.6	171,972	212,036	203,053	203,053	5.8	36,748	129,198	197,397	196,694

		258,324	256,809			5.42%	1.5	171,972	363,317	328,027	328,027	6.5	38,458	129,198	304,400	303,697

Notes Payable
Residential Mortgage Loans (H)	Aug 2004	4,356	4,356	LIBOR+0.90%	Dec 2034	1.16%	6.8	4,356	4,356	4,356	4,356	6.8	4,356	-	-	-

		4,356	4,356			1.16%	6.8	4,356	4,356	4,356	4,356	6.8	4,356	-	-	-

Repurchase Agreements
Real estate securities, loans and properties (I)	Dec 2010	18,732	18,732	LIBOR+1.50%	Dec 2011	1.76%	0.9	18,732	-	-	-	-	-	-	31,672	31,672
FNMA/FHLMC securities	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	39,637	39,637

		18,732	18,732			1.76%	0.9	18,732	-	-	-	-	-	-	71,309	71,309

Corporate
Junior subordinated notes payable	Mar 2006	51,004	51,253	7.57%(J)	Apr 2035	7.42%	24.3	-	-	-	-	-	-	-	102,500	103,264

		51,004	51,253			7.42%	24.3	-	-	-	-	-	-	-	102,500	103,264

Subtotal debt obligations		3,343,167	3,342,018			3.39%	3.8	$3,167,726	$4,279,658	$3,098,118	$3,168,648	3.5	$1,653,178	$1,831,512	4,545,505	4,537,198

Financing on subprime mortgage loans subject to call option	(K)	406,217	403,793												406,217	403,006

Total debt obligations		$3,749,384	$3,745,811												$4,951,722	$4,940,204

(A) Weighted average, including floating and fixed rate classes and excluding the amortization of deferred financing costs.

(B) Including the effect of applicable hedges.

(C) Including restricted cash held for reinvestment in CDOs.

(D) Including a $36.4 million notional amount of interest rate cap agreements in CDO X, an $88.0 million and a $129.2 million notional amounts of interest rate swap agreements in CDO VI and MH Loans Portfolio II, respectively, which were economic hedges not designated as hedges for accounting purposes. Excluding a $126.4 million notional amount interest rate swap agreement which was a non-economic hedge in CDO VI.

(E) These CDOs were not in compliance with their applicable over collateralization tests as of December 31, 2010. Newcastle is not receiving cash flows from these CDOs (other than senior management fees) and expects these CDOs to remain out of compliance for the foreseeable future.

(F) Deconsolidated on January 1, 2010.

(G) Excluding $36.9 million of debt sold to certain Newcastle CDOs, which was eliminated in consolidation. See further description below.

(H) Notes payable issued to CDO VII, which was eliminated in consolidation prior to January 1, 2010.

(I) The counterparty of this repurchase agreement is Bank of America. It is secured by $46.3 million face amount of notes issued by Newcastle CDO VI, which is eliminated on consolidation. The maximum recourse to Newcastle is $4.7 million.

(J) LIBOR + 2.25% after April 2016.

(K) Issued in April 2006 and July 2007. See Note 5 regarding the securitizations of Subprime Portfolios I and II.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010, 2009 AND 2008

(dollars in tables in thousands, except per share data)

Certain of the debt obligations included above are obligations of consolidated subsidiaries of Newcastle which own the related collateral. In some cases, including the CDO and Other Bonds Payable, such collateral is not available to other creditors of Newcastle.

CDO Bonds Payable

In February 2008, Newcastle repaid in full the debt associated with its first CDO.

During 2008, Newcastle repurchased $24.9 million face amount of CDO bonds for $7.9 million and recorded a gain of $16.8 million. During 2009, Newcastle repurchased $246.7 million of CDO bonds for $29.9 million and recorded a gain of $215.3 million. During 2010, Newcastle repurchased $483.7 million of CDO bonds for $215.8 million and recorded a gain of $265.7 million.

In December 2010, Newcastle, together with one or more of its wholly owned subsidiaries, completed a series of transactions whereby it repurchased approximately $257 million current principal balance of Newcastle CDO VI Class I-MM notes at a price of 67.5% of par. The purchased notes represent all of the outstanding Class I-MM notes of Newcastle CDO VI (the “notes”). Newcastle purchased the notes using a combination of restricted cash, unrestricted cash and proceeds from a new repurchase facility, entered into in connection with the purchase of a portion of the notes. The repurchase facility has a one-year term and bears interest at a rate of LIBOR + 1.50%. As of December 31, 2010, the repurchase agreement had an outstanding balance of $18.7 million, which was secured by $46.3 million current principal balance of the notes. Although the repurchase facility contains mark to market provisions that require margin to be posted in the event that the value of the notes decreases, the recourse to Newcastle is limited to twenty-five percent of the then-outstanding balance of the repurchase facility, which was approximately $4.7 million as of December 31, 2010. In accordance with GAAP, Newcastle recorded an $82 million gain on the extinguishment of debt and $24.0 million of mark-to-market loss on the related interest rate swap agreement.

In late 2009, CDO VII failed additional over collateralization tests. The consequences of failing these tests are that an event of default has occurred and Newcastle may be removed as the collateral manager under the documentation governing CDO VII. So long as the event of default continues, Newcastle will not be permitted to purchase or sell any collateral in CDO VII. If Newcastle is removed as the collateral manager of CDO VII, it would no longer receive the senior management fees from such CDO. As of February 17, 2011, Newcastle has not been removed as collateral manager. Newcastle does not expect the failure of these additional tests to have a material negative impact on its cash flows, business, results of operations or financial condition. As a result of this failure and new accounting guidance, CDO VII was deconsolidated effective January 1, 2010.

As of February 17, 2011, CDOs IV, V and VI were not in compliance with their applicable over collateralization tests and, consequently, Newcastle was not receiving cash flows from these CDOs currently (other than senior management fees and interest distributions from senior classes of bonds Newcastle owns). Based upon Newcastle’s current calculations, Newcastle expects these four portfolios to remain out of compliance for the foreseeable future. Moreover, given current market conditions, it is possible that all of Newcastle’s CDOs could be out of compliance with their over collateralization tests as of one or more measurement dates within the next twelve months.

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

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010, 2009 AND 2008

(dollars in tables in thousands, except per share data)

Junior Subordinated Notes Payable

In March 2006, Newcastle completed the placement of $100 million of trust preferred securities through its wholly owned subsidiary, Newcastle Trust I (the “Preferred Trust”). Newcastle owned all of the common stock of the Preferred Trust. The Preferred Trust used the proceeds to purchase $100.1 million of Newcastle’s junior subordinated notes. These notes represented all of the Preferred Trust’s assets. The terms of the junior subordinated notes were substantially the same as the terms of the trust preferred securities.

On April 30, 2009, Newcastle entered into an exchange agreement with several collateralized debt obligations managed by a third party pursuant to which Newcastle agreed to exchange newly issued junior subordinated notes due in 2035 with an initial aggregate principal amount of $101.7 million (the “Notes”) for $100 million in aggregate liquidation amount of trust preferred securities that were previously issued by a subsidiary of Newcastle (the “TRUPs”) and were owned by the third party. The Notes accrue interest at a rate of 1.0% per year for a maximum of six quarters, beginning on February 1, 2009 and the aggregate principal amount of the Notes will increase to $104.9 million by July 30, 2010. Subsequent to that period, the rate reverts to that which Newcastle was required to pay on the TRUPs (7.574% through April 2016 and at a floating rate of 3-month LIBOR plus 2.25% thereafter). In conjunction with the exchange, the TRUPs were cancelled. Under the provisions of ASC 470-60, “Troubled Debt Restructurings by Debtors”, this exchange was considered a troubled debt restructuring which required Newcastle to account for the effect of the interest modification prospectively and to record the expenses related to the modification immediately through earnings.

On January 29, 2010, Newcastle entered into an Exchange Agreement (the “Exchange Agreement”) with Taberna Capital Management, LLC and certain of its affiliates (collectively, “Taberna”), pursuant to which Newcastle and Taberna agreed to exchange (the “Exchange”) approximately $52.1 million aggregate principal amount of junior subordinated notes due 2035 for approximately $37.6 million face amount of previously issued CDO securities and approximately $9.7 million of cash held by Newcastle. In other words, $52.1 million face amount of Newcastle’s debt, in the form of junior subordinated notes payable, was repurchased and extinguished for GAAP purposes in exchange for (i) the payment of $9.7 million of cash and (ii) the reissuance of $37.6 million face amount of CDO bonds payable (which had previously been repurchased by Newcastle). In connection with the Exchange, Newcastle paid or reimbursed $0.6 million of expenses incurred by Taberna, various indenture trustees and their respective advisors in accordance with the terms of the Exchange Agreement. Newcastle accounted for this exchange as a troubled debt restructuring involving the partial repayment of debt. As a result, Newcastle recorded no gain or loss. The following table presents certain information regarding the exchange, as of the date of the exchange:

			Consideration
	Repurchased junior subordinated notes		Cash	Reissued CDO bonds		Total
Outstanding face amount	$52,094		$9,715	$37,625		$47,340
Weighted average coupon	7.574%	(A)	N/A	LIBOR + 0.66%	(B)
Maturity	April 2035			June 2052
Collateral	General credit of Newcastle			Assets within the respective CDOs

(A)	LIBOR + 2.25% after April 2016
(B)	Weighted average effective interest rate of approximately LIBOR+0.35% after the Exchange.

The fair value of the consideration paid approximated the fair value of the repurchased junior subordinated notes of $16.7 million.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010, 2009 AND 2008

(dollars in tables in thousands, except per share data)

Maturity Table

Newcastle’s debt obligations (gross of $3.6 million of discounts at December 31, 2010) have contractual maturities as follows:

	Nonrecourse	Recourse	Total
2011	$186,021	$4,683	$190,704
2012	-	-	-
2013	-	-	-
2014	-	-	-
2015	-	-	-
Thereafter	3,507,676	51,004	3,558,680

Total	$3,693,697	$55,687	$3,749,384

Debt Covenants

Newcastle’s non-CDO financings contain various customary loan covenants. Newcastle was in compliance with all of the covenants in its non-CDO financings as of February 17, 2011.

9.	EQUITY AND EARNINGS PER SHARE

Earnings per Share

Newcastle is required to present both basic and diluted earnings per share (“EPS”). Basic EPS is calculated by dividing net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding during each period. Diluted EPS is calculated by dividing net income available for common stockholders by the weighted average number of shares of common stock outstanding plus the additional dilutive effect of common stock equivalents during each period. Newcastle’s common stock equivalents are its stock options. During 2010, 2009 and 2008, Newcastle had no dilutive common stock equivalents (common stock equivalents are not dilutive in periods of net loss or when all of the exercise prices exceed the current market price). Net income (loss) applicable to common stockholders is equal to net income (loss) less preferred dividends, plus the excess of the carrying amount of exchanged preferred stock over the fair value of consideration paid (see “Preferred Stock” below).

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

Through December 31, 2010, for the purpose of compensating the Manager for its successful efforts in raising capital for Newcastle, the Manager has been granted options representing the right to acquire 3,523,727 shares of common stock, with strike prices subject to adjustment as necessary to preserve the value of such options in connection with the occurrence of certain events (including capital dividends and capital distributions made by Newcastle). These options represented an amount equal to 10% of the shares of common stock of Newcastle sold in its public offerings and the value of such options was recorded as an increase in stockholders’ equity with an offsetting reduction of capital proceeds received. The options granted to the Manager, which may be assigned by Fortress to its employees, were fully vested on the date of grant and one thirtieth of the options become exercisable on the first day of each of the following thirty calendar months, or earlier upon the occurrence of certain events, such as a change in control of Newcastle or the termination of the Management Agreement. The options expire ten years from the date of issuance.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010, 2009 AND 2008

(dollars in tables in thousands, except per share data)

As of December 31, 2010, Newcastle’s outstanding options were summarized as follows:

Held by our Manager	1,686,447
Issued to our manager and subsequently assigned to certain of Fortress’s employees	798,162
Held by directors and former directors	14,000

Total	2,498,609

The following table summarizes Newcastle’s outstanding options at December 31, 2010. Note that the last sales price on the New York Stock Exchange for Newcastle’s common stock in the year ended December 31, 2010 was $6.70 per share.

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

(C)	The Manager assigned certain of its options to Fortress’s employees as follows:

Date of Grant	Range of Strike Prices	Total Unexercised Inception to Date
2002	$13.00	17,500
2003	$20.35-$22.85	164,197
2004	$25.75-$31.40	226,125
2005	$29.60	90,750
2006	$29.42	65,025
2007	$27.75-$31.30	234,565

	Total	798,162

670,620 of the total options exercised were by the Manager. 368,498 of the total options exercised were by employees of Fortress subsequent to their assignment. 4,000 of the total options exercised were by directors.

Preferred Stock

In March 2003, Newcastle issued 2.5 million shares ($62.5 million face amount) of its 9.75% Series B Cumulative Redeemable Preferred Stock (the “Series B Preferred”). In October 2005, Newcastle issued 1.6 million shares ($40.0 million face amount) of its 8.05% Series C Cumulative Redeemable Preferred Stock (the “Series C Preferred”). In March 2007, Newcastle issued 2.0 million shares ($50.0 million face amount) of its 8.375% Series D Cumulative Redeemable Preferred Stock (the “Series D Preferred”). The Series B Preferred, Series C Preferred and Series D Preferred are non-voting, have a $25 per share liquidation preference, no maturity date and no mandatory redemption. Newcastle has the option to redeem the Series B Preferred and the Series C Preferred, and, beginning in March 2012, Newcastle will have the option to redeem the Series D Preferred, at their liquidation preference. If the Series C Preferred or Series D Preferred cease to be listed on the NYSE or the AMEX, or quoted on the NASDAQ, and Newcastle is not subject to the reporting requirements of the Exchange Act, Newcastle has the option to redeem the Series C Preferred or Series D Preferred, as applicable, at

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010, 2009 AND 2008

(dollars in tables in thousands, except per share data)

their liquidation preference and, during such time any shares of Series C Preferred or Series D Preferred are outstanding, the dividend will increase to 9.05% or 9.375% per annum, respectively.

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

In March 2010, Newcastle settled its offer to exchange (the “Exchange Offer”) shares of its common stock and cash for shares of its preferred stock. In the aggregate, Newcastle issued 9,091,668 shares of its common stock (approximately 17.2% of Newcastle’s outstanding shares of common stock prior to the issuance of shares in the Exchange Offer). A total of 2,881,694 shares of common stock were issued in exchange for 1,152,679 shares of Series B Preferred Stock, a total of 2,759,989 shares of common stock were issued in exchange for 1,104,000 shares of Series C Preferred Stock, and a total of 3,449,985 shares of common stock were issued in exchange for 1,380,000 shares of Series D Preferred Stock. The shares of Preferred Stock acquired by Newcastle in the Exchange Offer were retired upon receipt. After settlement of the Exchange Offer, 1,347,321 shares of Series B Preferred Stock, 496,000 shares of Series C Preferred Stock and 620,000 shares of Series D Preferred Stock remain outstanding for trading on the New York Stock Exchange.

The $43.0 million excess of the $87.5 million carrying value of the exchanged preferred stock over the $44.5 million fair value of consideration paid (which included $28.5 million of common stock and $16.0 million of cash) was recorded as an increase to Net Income (Loss) Applicable to Common Stockholders.

As of December 31, 2010, $3.7 million of preferred dividends were in arrears. These dividends in arrears are included as part of preferred dividends on the consolidated statements of operations, since they represent a claim on earnings superior to common stockholders, but have not been accrued as Dividends Payable, since they have not been declared. On January 31, 2011, Newcastle paid all current and accrued dividends on its preferred stock.

10.	MANAGEMENT AGREEMENT AND RELATED PARTY TRANSACTIONS

Manager

Newcastle is party to a Management Agreement with its Manager which provides for automatically renewing one-year terms subject to certain termination rights. The Manager’s performance is reviewed annually and the Management Agreement may be terminated by Newcastle by payment of a termination fee, as defined in the Management Agreement, equal to the amount of management fees earned by the Manager during the twelve consecutive calendar months immediately preceding the termination, upon the affirmative vote of at least two-thirds of the independent directors, or by a majority vote of the holders of common stock. Pursuant to the Management Agreement, the Manager, under the supervision of Newcastle’s board of directors, formulates investment strategies, arranges for the acquisition of assets, arranges for financing, monitors the performance of Newcastle’s assets and provides certain advisory, administrative and managerial services in connection with the operations of Newcastle. For performing these services, Newcastle pays the Manager an annual management fee equal to 1.5% of the gross equity of Newcastle, as defined, including adjustments for return of capital dividends.

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

To provide an incentive for the Manager to enhance the value of the common stock, the Manager is entitled to receive an incentive return (the “Incentive Compensation”) on a cumulative, but not compounding, basis in an amount equal to the product of (A) 25% of the dollar amount by which (1) (a) the Funds from Operations (defined as the net income available for common stockholders before Incentive Compensation, excluding extraordinary items, plus depreciation of operating real estate and after adjustments for unconsolidated subsidiaries, if any) of Newcastle per share of common stock (based on the weighted average number of shares of common stock outstanding) plus (b) gains (or losses) from debt restructuring and from sales of property and other assets per share of common stock (based on the weighted average number of shares of common stock outstanding), exceed (2) an amount equal to (a) the weighted average of the price per share of common stock in the IPO and the value attributed to the net assets transferred to Newcastle by its predecessor, and in any subsequent offerings by Newcastle (adjusted for prior return of capital dividends or capital distributions) multiplied by (b) a simple interest rate of 10% per annum (divided by four to adjust for quarterly calculations) multiplied by (B) the weighted average number of shares of common stock outstanding. As a result of the effect of recording other-than-temporary impairment,

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010, 2009 AND 2008

(dollars in tables in thousands, except per share data)

Newcastle expects that there will be no Incentive Compensation payable to the Manager for an indeterminate period of time.

	Amounts Incurred (in millions)
	2010	2009	2008
Management Fee	$16.8	$17.5	$17.9
Expense Reimbursement	0.5	0.5	0.5
Incentive Compensation	-	-	-

At December 31, 2010, Fortress, through its affiliates, and principals of Fortress, owned 3.8 million shares of Newcastle’s common stock and Fortress, through its affiliates, had options to purchase an additional 1.7 million shares of Newcastle’s common stock (Note 9).

In 2009, principals of Fortress sold an aggregate of 1.1 million common shares of Newcastle to third parties at market prices.

At December 31, 2010 and 2009, Due To Affiliates is comprised of $1.4 million and $1.5 million, respectively, of management fees and expense reimbursements payable to the Manager.

Other Affiliates

In April 2006, Newcastle securitized Subprime Portfolio I and, through Securitization Trust 2006, entered into a servicing agreement with a subprime home equity mortgage lender (the “Subprime Servicer”) to service this portfolio. In July 2006, private equity funds managed by an affiliate of Newcastle’s manager completed the acquisition of the Subprime Servicer. As compensation under the servicing agreement, the Subprime Servicer will receive, on a monthly basis, a net servicing fee equal to 0.5% per annum on the unpaid principal balance of the portfolio. In March 2007, through Securitization Trust 2007, Newcastle entered into a servicing agreement with the Subprime Servicer to service Subprime Portfolio II under substantially the same terms. The outstanding unpaid principal balances of Subprime Portfolios I and II were approximately $526.3 million and $693.6 million at December 31, 2010, respectively.

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

In January 2011, Newcastle, through two of its CDOs, made a cash investment of approximately $47 million in a portion of a new secured loan to a portfolio company of a private equity fund managed by Newcastle’s manager. Newcastle’s chairman and secretary are officers or directors of the borrower. The terms of the loan were negotiated by a third party bank who acted as agent for the creditors on the loan. At closing, Newcastle received an origination fee on the loan equal to 2% of the amount of cash it loaned to the portfolio company, which was the same fee received by other creditors on the loan. In February 2011, the portfolio company repaid the loan in full.

As of December 31, 2010, Newcastle held on its balance sheet total investments of $267.3 million face amount of real estate securities and related loans issued by affiliates of the Manager. Newcastle earned approximately $22.2 million, $15.1 million and $20.4 million of interest on investments issued by affiliates of the Manager for the years ended December 31, 2010, 2009 and 2008, respectively.

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

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010, 2009 AND 2008

(dollars in tables in thousands, except per share data)

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

Litigation — Newcastle is, from time to time, a defendant in legal actions from transactions conducted in the ordinary course of business. Management, after consultation with legal counsel, believes the ultimate liability arising from such actions which existed at December 31, 2010, if any, will not materially affect Newcastle’s consolidated results of operations or financial position.

Environmental Costs — As a commercial real estate owner, Newcastle is subject to potential environmental costs. At December 31, 2010, management of Newcastle is not aware of any environmental concerns that would have a material adverse effect on Newcastle’s consolidated financial position or results of operations.

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

Preferred Dividends in Arrears — As of December 31, 2010 and December 31, 2009, $3.7 million and $15.8 million, respectively, of dividends on Newcastle’s cumulative preferred stock were unpaid and in arrears. All current and accrued dividends on Newcastle’s cumulative preferred stock were paid in full on January 31, 2011.

Contingent Gain in CDOs — Newcastle cannot economically lose more than its investment amount in any given non-recourse financing structure. Therefore, impairment recorded in excess of such investment, which results in negative GAAP book value for a given non-recourse financing structure, cannot economically be incurred. For non-recourse financing structures with negative GAAP book value, the aggregate negative GAAP book value will eventually be recorded as an increase to GAAP book value. As of December 31, 2010, Newcastle has recorded $356.8 million of losses in its CDOs in excess of its economic exposure which must eventually be reversed through amortization, sales at gains, or as reductions to accumulated deficit at the deconsolidation or termination of the CDOs.

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

Since Newcastle distributed 100% of its 2010, 2009 and 2008 REIT taxable income (if any), no provision has been made for U.S. federal corporate income taxes in the accompanying consolidated financial statements.

Common stock distributions relating to 2010, 2009, and 2008 were taxable as follows:

	Dividends Per Share		Ordinary/ Qualified Income	Capital Gains	Return of Capital
	Book Basis	Tax Basis
2010	$0.000	$0.000	0.00%	None	0.00%
2009	$0.000	$0.000	0.00%	None	0.00%
2008	$0.750	$0.750	46.31%	None	53.69%

During 2010 and 2009, Newcastle repurchased an aggregate of $730.4 million face amount of its outstanding CDO debt at a discount and recorded $480.9 million of aggregate gain. The gain recorded upon such cancellation of indebtedness is characterized as ordinary income for tax purposes. In compliance with current tax laws, Newcastle has the ability to defer such ordinary income to future years and has deferred or intends to defer all or a portion of such gain for 2010 and 2009. However, cancellation of indebtedness income recognized on or after January 1, 2011 cannot be deferred and must generally be recognized as ordinary income in the year of such cancellation. In addition, Newcastle may recognize material

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010, 2009 AND 2008

(dollars in tables in thousands, except per share data)

ordinary income from the cancellation of debt within its non-recourse financing structures, including its subprime securitizations, while losses on the related collateral may be recognized as capital losses. Through December 31, 2010, $3.4 million of debt in Newcastle’s subprime securitizations has been cancelled as a result of losses incurred on the underlying assets in the securitization trusts.

As of December 31, 2009, Newcastle had a loss carryforward, inclusive of net operating loss and capital loss, of $908 million. The net operating loss carryforward and capital loss carryforward can generally be used to offset future ordinary taxable income and taxable capital gains, for up to 20 years and 5 years, respectively. The amounts of net operating loss carryforward and net long-term capital loss carryforward as of December 31, 2010 are subject to the finalization of the 2010 tax returns.

13.	SUBSEQUENT EVENTS

These financial statements include a discussion of material events which have occurred subsequent to December 31, 2010 (referred to as “subsequent events”) through the issuance of these consolidated financial statements. Events subsequent to that date have not been considered in these financial statements.

In January 2011, Newcastle, through two of its CDOs, made a cash investment of approximately $47 million in a portion of a new secured loan to a portfolio company of a private equity fund managed by Newcastle’s manager. Newcastle’s chairman and secretary are officers or directors of the borrower. The terms of the loan were negotiated by a third party bank who acted as agent for the creditors on the loan. At closing, Newcastle received an origination fee on the loan equal to 2% of the amount of cash it loaned to the portfolio company, which was the same fee received by other creditors on the loan. In February 2011, the portfolio company repaid the loan in full.

In February 2011, Newcastle, through one of its subsidiaries, purchased the management rights with respect to certain C-BASS Investment Management LLC (“C-BASS”) CDOs pursuant to a bankruptcy proceeding for $2.2 million. As a result, Newcastle became the collateral manager of certain CDOs previously managed by C-BASS and will earn, on average, a 20 basis point annual senior management fee on a portion of the total collateral, which is currently $1.3 billion. Newcastle is currently evaluating the potential accounting impact of this transaction. If any of the CDO entities are required to be consolidated, the effects of such consolidation on Newcastle’s assets and liabilities could be material.

In February 2011, two mezzanine loan investments with a total outstanding principal balance of $88.8 million were paid off in full. The payoff increased Newcastle’s restricted cash available for reinvestment in two CDOs by $60.8 million and its unrestricted cash by $28.0 million.

In February 2011, Newcastle purchased $63.4 million current principal balance of FNMA/FHLMC one-year ARM securities for approximately $66.3 million, using $3.3 million of unrestricted cash and financed with a $63.0 million new repurchase facility. The repurchase facility bears interest at 0.29%, matures in May 2011 and is subject to customary margin call provisions.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010, 2009 AND 2008

(dollars in tables in thousands, except per share data)

14.	SUMMARY QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

The following is unaudited summary information on Newcastle’s quarterly operations.

2010	Quarter Ended				Year Ended
	March 31 (A)	June 30 (A)	September 30 (A)	December 31	December 31
Interest income	$70,092	$74,183	$81,040	$74,957	$300,272
Interest expense	45,589	43,141	42,547	40,942	172,219

Net interest income (expense)	24,503	31,042	38,493	34,015	128,053
Impairment, net of the reversal of prior valuation allowances on loans	(68,032)	(42,495)	(95,319)	(35,012)	(240,858)
Other income (loss) (B)	56,543	53,384	36,662	135,698	282,287
Expenses	8,613	7,580	7,185	6,150	29,528

Income (loss) from continuing operations	140,465	119,341	163,289	198,575	621,670
Income (loss) from discontinued operations	(40)	13	213	(194)	(8)
Preferred dividends	(3,268)	(1,395)	(1,395)	(1,395)	(7,453)
Excess of carrying amount of exchanged preferred stock over fair value of consideration paid	43,043	-	-	-	43,043

Income (loss) applicable to common stockholders	$180,200	$117,959	$162,107	$196,986	$657,252

Net income (loss) per share of common stock
Basic	$3.36	$1.90	$2.61	$3.18	$10.96

Diluted	$3.36	$1.90	$2.61	$3.18	$10.96

Income (loss) from continuing operations per share of common stock, after preferred dividends and related accretion
Basic	$3.36	$1.90	$2.61	$3.18	$10.96

Diluted	$3.36	$1.90	$2.61	$3.18	$10.96

Income (loss) from discontinued operations per share of common stock
Basic	$-	$-	$-	$(0.01)	$-

Diluted	$-	$-	$-	$(0.01)	$-

Weighted average number of shares of common stock outstanding
Basic	53,620	62,011	62,025	62,025	59,949

Diluted	53,620	62,011	62,025	62,025	59,949

2009	Quarter Ended				Year Ended
	March 31 (A)	June 30 (A)	September 30 (A)	December 31	December 31
Interest income	$124,473	$87,338	$75,222	$74,833	$361,866
Interest expense	60,544	54,172	52,438	51,256	218,410

Net interest income (expense)	63,929	33,166	22,784	23,577	143,456
Impairment, net of the reversal of prior valuation allowances on loans	307,470	123,407	90,802	26,861	548,540
Other income (loss) (B)	12,317	55,285	128,869	30,928	227,399
Expenses	7,591	8,900	7,892	7,518	31,901

Income (loss) from continuing operations	(238,815)	(43,856)	52,959	20,126	(209,586)
Income (loss) from discontinued operations	(33)	(142)	79	(222)	(318)
Preferred dividends	(3,375)	(3,376)	(3,375)	(3,375)	(13,501)

Income (loss) applicable to common stockholders	$(242,223)	$(47,374)	$49,663	$16,529	$(223,405)

Net income (loss) per share of common stock
Basic	$(4.59)	$(0.90)	$0.94	$0.31	$(4.23)

Diluted	$(4.59)	$(0.90)	$0.94	$0.31	$(4.23)

Income (loss) from continuing operations per share of common stock, after preferred dividends and related accretion
Basic	$(4.59)	$(0.90)	$0.94	$0.32	$(4.22)

Diluted	$(4.59)	$(0.90)	$0.94	$0.32	$(4.22)

Income (loss) from discontinued operations per share of common stock
Basic	$-	$-	$-	$(0.01)	$(0.01)

Diluted	$-	$-	$-	$(0.01)	$(0.01)

Weighted average number of shares of common stock outstanding
Basic	52,807	52,836	52,905	52,905	52,864

Diluted	52,807	52,836	52,905	52,905	52,864

(A)	The Income Available for Common Stockholders shown agrees with Newcastle’s quarterly report(s) on Form 10-Q as filed with the Securities and Exchange Commission. However, individual line items may vary from such report(s) due to the operations of properties sold, or classified as held for sale, during subsequent periods being retroactively reclassified to Income for Discontinued Operations for all periods presented (Note 5).

(B)	Including equity in earnings of unconsolidated subsidiaries.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010, 2009 AND 2008

(dollars in tables in thousands, except per share data)

The following table summarizes the unaudited quarterly financial information on Newcastle’s statement of cash flows, in conjunction with the revised presentation discussed in Note 2. Future interim filings will present the statement of cash flows consistent with this presentation.

2010	Quarter Ended				Year Ended December 31
	March 31	June 30	September 30	December 31
Net cash provided by operating activities	$9,210	$12,260	$16,106	$11,270	$48,846
Net cash provided by investing activities	43,346	19,306	5,018	7,562	75,232
Net cash provided by (used in) financing activities	(109,018)	(5,720)	(472)	(43,644)	(158,854)

Net Increase (Decrease) in Cash and Cash Equivalents	(56,462)	25,846	20,652	(24,812)	(34,776)
Cash and Cash Equivalents, Beginning of Period	68,300	11,838	37,684	58,336	68,300

Cash and Cash Equivalents, End of Period	$11,838	$37,684	$58,336	$33,524	$33,524

2009	Quarter Ended				Year Ended December 31
	March 31	June 30	September 30	December 31
Net cash provided by operating activities	$23,549	$22,241	$18,757	$9,622	$74,169
Net cash provided by investing activities	128,224	14,731	16,855	12,274	172,084
Net cash provided by (used in) financing activities	(144,789)	(27,074)	(28,991)	(26,845)	(227,699)

Net Increase (Decrease) in Cash and Cash Equivalents	6,984	9,898	6,621	(4,949)	18,554
Cash and Cash Equivalents, Beginning of Period	49,746	56,730	66,628	73,249	49,746

Cash and Cash Equivalents, End of Period	$56,730	$66,628	$73,249	$68,300	$68,300

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a)	Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d –15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information is recorded, processed, summarized and reported accurately and on a timely basis. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

(b)	Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Acts) during the most recent fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management concluded that, as of December 31, 2010, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. This report appears at the beginning of “Financial Statements and Supplementary Data.”

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

Set forth below is certain biographical information for our directors, as well as the month and year each director was first elected.

Wesley R. Edens Chairman of the board of directors since inception Age: 49

Mr. Edens has been Chairman of our board of directors since inception. Mr. Edens also served as our Chief Executive Officer from our inception until February 2007. Mr. Edens is a principal and a Co-Chairman of the board of directors of Fortress Investment Group LLC, an affiliate of our manager. Mr. Edens has been a principal and a member of the Management Committee of Fortress since co-founding Fortress in May 1998. Mr. Edens is responsible for the private equity and publicly traded alternative investment businesses of Fortress Investment Group LLC. He is also Chairman of the board of directors of each of Aircastle Limited, Brookdale Senior Living Inc., Eurocastle Investment Limited, GateHouse Media, Inc., RailAmerica Inc., Seacastle Inc. and Mapeley Limited, Chairman and Chief Executive Officer of Newcastle Investment Holdings LLC (the predecessor of Newcastle) and a director of GAGFAH S.A. and Penn National Gaming Inc. Mr. Edens was the Chief Executive Officer of Global Signal Inc. from February 2004 to April 2006 and Chairman of the board of directors from October 2002 to January 2007. Mr. Edens serves or has served in various capacities in the following five current or former registered investment companies: Chairman, Chief Executive Officer and Trustee of Fortress Registered Investment Trust and Fortress Investment Trust II; Chairman and Chief Executive Officer of Fortress Brookdale Investment Fund LLC and Fortress Pinnacle Investment Fund LLC and Chief Executive Officer of RIC Coinvestment Fund GP LLC. Prior to forming Fortress Investment Group LLC, Mr. Edens was a partner and a managing director of BlackRock Financial Management Inc., where he headed BlackRock Asset Investors, a private equity fund. In addition, Mr. Edens was formerly a partner and a managing director of Lehman Brothers. As a result of his past experiences, Mr. Edens has private equity finance and management expertise and a deep familiarity with our Company. These factors and his other qualifications and skills, led our board of directors to conclude that Mr. Edens should be elected to serve as a director.

Kevin J. Finnerty Director since August 2005 Age: 56	Mr. Finnerty has been a member of our board of directors and a member of the Audit Committee, Nominating and Corporate Governance Committee and Compensation Committee of our board of directors since August 2005. Mr. Finnerty has been a director of Newcastle Investment Holdings LLC (the predecessor of Newcastle) since its inception in 1998. Mr. Finnerty is the Founding Partner of Galton Capital Group, a residential mortgage credit fund manager. Mr. Finnerty is a former founder and the Managing Partner of F.I. Capital Management, an investment company focused on agency-mortgage related strategies. Previously, Mr. Finnerty was a Managing Director at J.P. Morgan Securities Inc., where he headed the Residential Mortgage Securities Department. Mr. Finnerty joined Chase Securities Inc. in December of 1999. Prior to joining Chase Securities Inc., Mr. Finnerty worked at Union Bank of Switzerland from November 1996 until February 1998, where he headed the Mortgage Backed Securities Department, and at Freddie Mac from January 1999 until June 1999, where he was a Senior Vice President. Between 1986 and 1996, Mr. Finnerty was with Bear Stearns & Co. Inc., where he was a Senior Managing Director and ultimately headed the MBS Department and served as a member of the board of directors from 1993 until 1996. Mr. Finnerty was Co-Chair of the North American People Committee at JPMorganChase and Chairman of the Mortgage and Asset-Backed Division of the Bond Market Association for the year 2003. Mr. Finnerty’s knowledge, skill, expertise and experience as described above, as well as his deep familiarity with our Company, led the board of directors to conclude that Mr. Finnerty should be elected to serve as a director.

Stuart A. McFarland Director since October 2002 Age: 64	Mr. McFarland has been a member of our board of directors since October 2002 and a member of the Audit Committee, Nominating and Corporate Governance Committee and Compensation Committee of our board of directors since November 2002. Mr. McFarland was a director of Newcastle Investment Holdings LLC (the predecessor of Newcastle) from May 1998 until October 2002. Mr. McFarland was Chairman of Federal City Bancorp, Inc., a Managing Partner of Federal City Capital Advisors, LLC and President and Chief Executive Officer of Pedestal Inc., an internet secondary mortgage market trading exchange. Mr. McFarland was Executive Vice President and General Manager of GE Capital Mortgage Services and President and CEO of GE Capital Asset Management Corporation from 1990 to 1995. Prior to GE Capital, Mr. McFarland was President and CEO of Skyline Financial Services Corp. Before joining Skyline, Mr. McFarland was President and CEO of National Permanent Federal Savings Bank in Washington, D.C. Prior to that, Mr. McFarland was Executive Vice President - Operations and Chief Financial Officer with Fannie Mae (Federal National Mortgage Association). From 1972 to 1981, he was President and Director of Ticor Mortgage Insurance Company in Los Angeles, California. Mr. McFarland presently serves as a Director of the Brandywine Funds, the HELIOS Brookfield Funds and the RMK/HELIOS Funds. Mr. McFarland also serves as a Director and Member of the Executive Committee of the Center for Housing Policy and is a member of the Trustees Council of the National Building. Mr. McFarland’s knowledge, skill, expertise and experience as described above, as well as his deep familiarity with our Company, led the board of directors to conclude that Mr. McFarland should be elected to serve as a director.

David K. McKown Director since November 2002 Age: 73	Mr. McKown has been a member of our board of directors and a member of the Audit Committee, Nominating and Corporate Governance Committee and Compensation Committee of our board of directors since November 2002. Mr. McKown is a member of the board of directors for Global Partners LP, where he serves on the Conflicts Committee, the Compensation Committee and the Audit Committee and is a member of Safety Insurance Group’s board of directors where he serves on the Nominating and Corporate Governance Committee, the Compensation Committee and the Audit Committee. Mr. McKown also serves as a director of Friends of Post Office Square, POWDR Corp., Local TV LLC and Foxco TV LLC. Mr. McKown has been a senior advisor to Eaton Vance Management, an investment fund manager located in Boston, Massachusetts, since May 2000. Mr. McKown retired from the BankBoston, N.A. in 2000 as a Group Executive. Mr. McKown was a trustee of Equity Office Properties Trust from July 1997 to May 2006 where he served on the Executive, Compensation and Option and Conflicts Committees. Mr. McKown was also a director at American Investment Bank. Mr. McKown holds advisory directorships with Eiger Fund and Alliance Energy, Inc. Mr. McKown’s knowledge, skill, expertise and experience as described above, as well as his deep familiarity with our Company, led the board of directors to conclude that Mr. McKown should be elected to serve as a director.

Peter M. Miller Director since February 2003 Age: 55	Mr. Miller has been a member of our board of directors and a member of the Audit Committee, Nominating and Corporate Governance Committee, and Compensation Committee of our board of directors since February 2003. Mr. Miller is CEO of Whitehead Miller Advisors, Inc., a financial advisory firm focusing on financial and business restructuring and capital raising assignments for middle market public and private companies in the U.S. and Latin America. From 2008 through 2009, Mr. Miller was a Principal of MatlinPatterson Global Advisors LLC. From 2004 through 2008, Mr. Miller was a Managing Director at Dresdner Kleinwort Securities LLC and the Head of Latin American Credit Asset Management in New York. Previously, he was at ING Financial Markets LLC for 15 years, where, most recently, he was a Managing Director and Head of their Latin Debt Advisory Group. Mr. Miller joined ING after seven years at Bankers Trust where he held various positions in the Latin American Merchant Banking Group. Mr. Miller’s knowledge, skill, expertise and experience as described above, as well as his deep familiarity with our Company, led the board of directors to conclude that Mr. Miller should be elected to serve as a director.

Kenneth M. Riis Director since February 2007 Age: 51	Mr. Riis was appointed Chief Executive Officer by our board of directors on February 21, 2007. On that date, Mr. Riis was also unanimously elected as one of our directors. Mr. Riis has been our President since our inception and a Managing Director of our manager, an affiliate of Fortress Investment Group LLC, since December 2001. Mr. Riis is also the President of Newcastle Investment Holdings LLC (the predecessor of Newcastle). From November 1996 to December 2001, Mr. Riis was an independent consultant for our manager as well as other financial companies. From 1989 to 1996, Mr. Riis was a Principal and Managing Director of the real estate finance group at Donaldson, Lufkin & Jenrette. Mr. Riis’s knowledge, skill, expertise and experience as described above, as well as his deep familiarity with our Company, led the board of directors to conclude that Mr. Riis should be elected to serve as a director.

Executive Officers

The following table shows the names and ages of our present executive officers and certain other corporate officers and the positions held by each individual. A description of the business experience of each for at least the past five years follows the table.

Name	Age	Position
Wesley R. Edens	49	Chairman of the board of directors
Kenneth M. Riis	51	Chief Executive Officer and President
Brian C. Sigman	33	Chief Financial Officer and Treasurer
Phillip J. Evanski	42	Chief Investment Officer
Jonathan Ashley	45	Chief Operating Officer
Randal A. Nardone	55	Secretary

Wesley R. Edens For information regarding Mr. Edens, see above.

Kenneth M. Riis For information regarding Mr. Riis, see above.

Brian C. Sigman has been our Chief Financial Officer since August 2008. Mr. Sigman is a Managing Director of our manager, an affiliate of Fortress Investment Group LLC. Mr. Sigman served as our Vice President of Finance from 2006 to 2008. Prior to that time, Mr. Sigman served as our Assistant Controller from 2003 through 2006. From 1999 to 2003, Mr. Sigman was a Senior Auditor at Ernst & Young LLP.

Phillip J. Evanski has been our Chief Investment Officer since June 2006. Mr. Evanski is a Managing Director of our manager, an affiliate of Fortress Investment Group LLC. Mr. Evanski was previously with Nomura Securities since 2004 where he was a Managing Director and Head of CMBS Trading and Syndicate. Prior to that, Mr. Evanski was a Senior Vice President and Principal for Realm Business Solutions, Inc. From 1999 to 2000, he was a Vice President at JP Morgan in London with responsibility for Structured Product Syndicate and Trading. Prior to that, Mr. Evanski was a Senior Vice President and Head of the Asset Securitization Group for Donaldson, Lufkin & Jenrette between 1998 and 1999 in London. From 1992 to 1998 Mr. Evanski was a Senior Vice President and Head of CMBS Trading and Syndicate for Donaldson, Lufkin & Jenrette in New York.

Jonathan Ashley has been our Chief Operating Officer since our inception. Mr. Ashley is a Managing Director of our manager, an affiliate of Fortress Investment Group LLC, since its formation in May 1998. Mr. Ashley is also a Vice President and the Chief Operating Officer of Newcastle Investment Holdings LLC (the predecessor of Newcastle). Mr. Ashley previously worked for Union Bank of Switzerland from May 1997 to May 1998. Prior to joining Union Bank of Switzerland, Mr. Ashley worked for an affiliate of BlackRock Financial Management, Inc. from April 1996 to May 1997. Prior to joining BlackRock, Mr. Ashley worked at Morgan Stanley, Inc. in its Real Estate Investment Banking Group. Prior to joining Morgan Stanley, Mr. Ashley was in the Structured Finance Group at the law firm of Skadden, Arps, Slate, Meagher & Flom LLP.

Randal A. Nardone has been our Secretary since our inception. Mr. Nardone is a principal and a member of the board of directors of Fortress Investment Group LLC. Mr. Nardone has been a principal and a member of the Management Committee of Fortress since co-founding Fortress in 1998. Mr. Nardone is a director of Brookdale Senior Living, Inc., Alea Group Holding (Bermuda) Ltd., GAGFAH S.A. and Eurocastle Investment Limited. Mr. Nardone is also a Vice President and the Secretary of Newcastle Investment Holdings LLC (the predecessor of Newcastle). Mr. Nardone was previously a managing director of UBS from May 1997 to May 1998. Prior to joining UBS in 1997, Mr. Nardone was a principal of BlackRock Financial Management, Inc. Prior to joining BlackRock, Mr. Nardone was a partner and a member of the executive committee at the law firm of Thacher Proffitt & Wood.

Involvement in Certain Legal Proceedings

There are no legal proceedings ongoing as to which any director, officer or affiliate of the Company, or, to the knowledge of the Company, any owner of record or beneficially of more than five percent of any class of voting securities of the Company, or any associate of any such director, officer, affiliate of the Company, or security holder is a party adverse to us or any of our subsidiaries or has a material interest adverse to us or any of our subsidiaries.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires directors, executive officers and persons beneficially owning more than ten percent of a registered class of a company’s equity securities to file reports of ownership and changes in ownership on Forms 3, 4, and 5 with the SEC and the NYSE.

To our knowledge, based solely on review of the copies of such reports furnished to us during the year ended December 31, 2010, all reports required to be filed by our directors, executive officers and greater-than-ten-percent owners were in compliance with the Section 16(a) filing requirements.

Code of Ethics

We have adopted Corporate Governance Guidelines and a Code of Business Conduct and Ethics, which delineate our standards for our officers and directors, and employee of our manager, and affiliate of Fortress Investment Group LLC. We have also adopted a Code of Ethics for Principal Executive Officers and Senior Financial Officers, which sets forth specific policies to guide the Company’s senior officers in the performance of their duties. This code supplements the Code of Business Conduct and Ethics described above. These policies are available free of charge on our website, www.newcastleinv.com.

Nominating and Corporate Governance Committee

Our board of directors has a standing Nominating and Corporate Governance Committee composed exclusively of independent directors. The current members of the Nominating and Corporate Governance Committee are Messrs. Finnerty, McFarland, McKown and Miller (Chairman), each of whom has been determined by our board of directors to be an independent director in accordance with the rules of the New York Stock Exchange. The functions of the Nominating and Corporate Governance Committee include, without limitation, the following: (a) recommending to the board individuals qualified to serve as directors of the Company and on committees of the board; (b) advising the board with respect to board composition, procedures and committees; (c) advising the board with respect to the corporate governance principles applicable to the Company; and (d) overseeing the evaluation of the board. The charter of the Nominating and Corporate Governance Committee is available on our website, at www.newcastleinv.com. You may also obtain the charter by writing the Company at 1345 Avenue of the Americas, 46th Floor, New York, New York 10105, Attention: Investor Relations.

The Nominating and Corporate Governance Committee, as required by the Company’s Bylaws, will consider director candidates recommended by stockholders. In considering candidates submitted by stockholders, the Nominating and Corporate Governance Committee will take into consideration the needs of the board of directors and the qualifications of the candidate and may take into consideration the number of shares held by the recommending stockholder and the length of time that such shares have been held.

The Company’s Bylaws provide certain procedures that a stockholder must follow to nominate persons for election to the board of directors. Nominations for director at an annual stockholder meeting must be submitted in writing to the Company’s Secretary at Newcastle Investment Corp., 1345 Avenue of the Americas, 46th Floor, New York, New York 10105. The Secretary must receive the notice of a stockholder’s intention to introduce a nomination at an annual stockholders meeting (together with certain required information set forth in the Company’s Bylaws) not later than the close of business on the 90th day nor earlier than the close of business on the 120th day prior to the first anniversary of the preceding year’s annual meeting; or in the event that the date of the annual meeting is advanced or delayed by more than 30 days from such anniversary date, not earlier than the close of business on the 120th day prior to the date of mailing of the notice for such annual meeting and not later than the close of business on the later of the 90th day prior to the date of mailing of the notice for such annual meeting or the 10th day following the day on which public announcement of the date of such meeting is first made by the Company.

The Nominating and Corporate Governance Committee believes that the qualifications for serving as a director of the Company are possession, taking into account such person’s familiarity with the Company, of such knowledge, experience, skills, expertise, integrity and diversity as would enhance the board’s ability to manage and direct the affairs and business of the Company, including, when applicable, the ability of committees of the board to fulfill their duties and/or to satisfy any independence requirements imposed by law, regulation or NYSE listing requirement.

In addition to considering a director-candidate’s background and accomplishments, the process for identifying and evaluating all nominees includes a review of the current composition of the board of directors and the evolving needs of our business. The Nominating and Corporate Governance Committee will identify potential nominees by asking current directors and executive officers to notify the Committee if they become aware of suitable candidates. The Nominating and Corporate Governance Committee also may, from time to time, engage firms that specialize in identifying director candidates. As described above, the Committee will also consider candidates recommended by stockholders. Our evaluation of nominees does not necessarily vary depending on whether or not the nominee was nominated by a stockholder. In considering candidates submitted by stockholders, the Nominating and Corporate Governance Committee may take into consideration the number of shares held by the recommending stockholder and the length of time that such shares have been held. We do not have a formal policy with regard to the consideration of diversity in identifying director-nominees, but the Nominating and Corporate Governance Committee strives to nominate individuals with a variety of complementary skills.

Audit Committee

Our board of directors has a standing Audit Committee composed exclusively of independent directors. The current members of the Audit Committee are Messrs. Finnerty, McFarland (Chairman), McKown and Miller, each of whom has been determined by our board of directors to be independent in accordance with the rules of the New York Stock Exchange and the SEC’s audit committee independence standards. The purpose of the Audit Committee is to provide assistance to the board in fulfilling its legal and fiduciary obligations with respect to matters involving the accounting, auditing, financial reporting, internal control and legal compliance functions of the Company and its subsidiaries, including, without limitation, assisting the board’s oversight of (a) the integrity of the Company’s financial statements; (b) the Company’s compliance with legal and regulatory requirements; (c) the Company’s independent registered public accounting firm’s qualifications and independence; and (d) the performance of the Company’s independent registered public accounting firm and the Company’s internal audit function. The Audit Committee is also responsible for appointing the Company’s independent registered public accounting firm and approving the terms of the registered public accounting firm’s services. The Audit Committee operates pursuant to a charter, which is available on our website, www.newcastleinv.com. You may also obtain the charter by writing the Company at 1345 Avenue of the Americas, 46th Floor, New York, New York 10105, Attention: Investor Relations.

The board has determined that Mr. McFarland qualifies as an “Audit Committee Financial Expert” as defined by the rules of the SEC. As noted above, our board of directors has determined that Mr.  McFarland is independent under NYSE and SEC standards.

Item 11. Executive Compensation.

We are party to a management agreement with an affiliate of Fortress Investment Group LLC, pursuant to which our manager provides for the day-to-day management of our operations.

The management agreement requires our manager to manage our business affairs under the direction of our board of directors and in conformity with the policies and the investment guidelines that are approved and monitored by our board of directors. Our manager is responsible for, among other things, (i) the purchase and sale of real estate securities, real estate related loans and other real estate related assets, (ii) the financing of such investments, (iii) management of our real estate, including arranging for purchases, sales, leases, maintenance and insurance, (iv) the purchase, sale and servicing of loans for us, and (v) investment advisory services. Our manager is also responsible for our day-to-day operations and performs (or causes to be performed) such other services and activities relating to our assets and operations as may be appropriate.

We pay our manager an annual management fee equal to 1.5% of our gross equity. Gross equity, as defined in the management agreement, is generally equal to the aggregate of the net proceeds from all equity offerings made by the Company, reduced for any return of capital distributions made by the Company, and adjusted for any stock splits, stock dividends or similar transactions. In computing the management fee for a particular period, the weighted average gross equity of the Company for that period is used, weighted based upon the number of days a particular transaction impacted gross equity during the period and upon the size of such transaction(s). The management fee for 2010 was computed as the weighted average gross equity for 2010 multiplied by 1.5%.

To provide an incentive for our manager to enhance the value of our Common Stock, our manager is entitled to receive an annual incentive return (the “Incentive Compensation”) on a cumulative, but not compounding, basis in an amount equal to the product of (A) 25% of the dollar amount by which (1) (a) our funds from operations, as defined (before the Incentive Compensation) per share of Common Stock (based on the weighted average number of shares of Common Stock outstanding) plus (b) gains (or losses) from debt restructuring and from sales of property per share of Common Stock (based on the weighted average number of shares of Common Stock outstanding), exceed (2) an amount equal to (a) the weighted average of the book value per share of Common Stock of the net assets transferred to us on or prior to July 12, 2002, by Newcastle Investment Holdings Corp., and the price per share of Common Stock in any of our subsequent offerings (adjusted for prior capital dividends or capital distributions) multiplied by (b) a simple interest rate of 10% per annum multiplied by (B) the weighted average number of shares of our Common Stock outstanding during such period. Our manager earned no incentive compensation during 2010 expect that there will be no incentive compensation payable to our manager for an indeterminate period of time.

The management agreement provides for automatic one-year extensions. Our independent directors review our manager’s performance annually and the management agreement may be terminated annually upon the affirmative vote of at least two-thirds of our independent directors, or by a vote of the holders of a majority of the outstanding shares of our Common Stock, based upon unsatisfactory performance that is materially detrimental to us or a determination by our independent directors that the management fee earned by our manager is not fair, subject to our manager’s right to prevent such a termination by accepting a mutually acceptable reduction of fees. Our manager would be provided with 60 days’ prior notice of any such termination and paid a termination fee equal to the amount of the management fee earned by our manager during the twelve-month period preceding such termination which may make it more difficult for us to terminate the management agreement. Following any termination of the management agreement, we have the option to purchase our manager’s right to receive the Incentive Compensation at a cash price equal to the amount of the Incentive Compensation that would be paid to the manager if our assets were sold for cash at their then current fair market value (as determined by an appraisal, taking into account, among other things, the expected future value of the underlying investments) or otherwise we may continue to pay the Incentive Compensation to our manager. In addition, were we to not purchase our manager’s Incentive Compensation, our manager may require us to purchase the same at the price discussed above. In addition, the management agreement may be terminated by us at any time for cause.

Because our management agreement provides that our manager will assume principal responsibility for managing our affairs, our officers, in their capacities as such, do not receive any cash compensation directly from us. However, in their capacities as officers or employees of our manager, or its affiliates, they devote such portion of their time to our affairs as is required for the performance of the duties of our manager under the management agreement. Our manager has informed us that, because the services performed by its officers or employees in their capacities as such are not performed exclusively for us, it cannot segregate and identify that portion of the compensation awarded to, earned by or paid to our named executive officers by the manager that relates solely to their services to us. We may, from time to time, at the discretion of the Compensation Committee of the board of directors, grant options to purchase shares of our Common Stock or other equity interests in us to our officers.

Below is a summary of the fees and other amounts earned by our manager in connection with services performed for us during fiscal year 2010.

2010
Management Fee (1)	$16.8 million
Expense Reimbursements(2)	$0.5 million
Incentive Compensation(3)	None
Stock Options	None

(1)	We pay our manager an annual management fee equal to 1.5% of our gross equity, as defined in our management agreement. Our manager uses the proceeds from its management fee in part to pay compensation to its officers and employees who, notwithstanding that certain of them also are our officers, receive no cash compensation directly from us.

(2)	The management agreement provides that we will reimburse our manager for various expenses incurred by our manager or its officers, employees and agents on our behalf, including costs of legal, accounting, tax, auditing, administrative and other similar services rendered for us by providers retained by our manager or, if provided by our manager’s employees, in amounts which are no greater than those which would be payable to outside professionals or consultants engaged to perform such services pursuant to agreements negotiated on an arm’s-length basis; certain of such services are provided by our manager. The management agreement provides that such costs shall not be reimbursed in excess of $500,000 per annum. We also pay all of our operating expenses, except those specifically required to be borne by our manager under the management agreement. Our manager is responsible for all costs incident to the performance of its duties under the management agreement, including compensation of our manager’s employees, rent for facilities and other “overhead” expenses. The expenses required to be paid by us include, but are not limited to, issuance and transaction costs incident to the acquisition, disposition and financing of our investments, legal and auditing fees and expenses, the compensation and expenses of our independent directors, the costs associated with the establishment and maintenance of any credit facilities and other indebtedness of ours (including commitment fees, legal fees, closing costs, etc.), expenses associated with other securities offerings of ours, the costs of printing and mailing proxies and reports to our stockholders, costs incurred by employees of our manager for travel on our behalf, costs associated with any computer software or hardware that is used solely for us, costs to obtain liability insurance to indemnify our directors and officers, the compensation and expenses of our transfer agent and fees payable to the NYSE.

(3)	Our manager is entitled to receive the Incentive Compensation pursuant to the terms of the management agreement with us. The purpose of the Incentive Compensation is to provide an additional incentive for our manager to achieve targeted levels of funds from operations (including gains and losses) and to increase our stockholder value. Our board of directors may request that our manager accept all or a portion of its Incentive Compensation in shares of our Common Stock, and our manager may elect, in its discretion, to accept such payment in the form of shares, subject to limitations that may be imposed by the rules of the NYSE or otherwise.

As of February 22, 2011, Fortress through its affiliates, and principals of Fortress, owned 3,838,359 shares of our Common Stock and Fortress, through its affiliates owned options to purchase an additional 1,686,447 shares of our Common Stock, which were issued in connection with our equity offerings, representing approximately 8.6% of our Common Stock on a fully diluted basis.

Grants of Plan-Based Awards in 2010

No options or other plan-based awards were granted to an affiliate of our manager during 2010.

Outstanding Option Awards As of December 31, 2010

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date
Wesley R. Edens (1)	14,000		$12.60	10/10/2012
	35,880		$19.95	07/16/2013
	220,907		$22.45	12/01/2013
	239,250		$25.90	01/09/2014
	250,125		$25.35	05/25/2014
	118,625		$31.00	11/22/2014
	239,250		$29.20	01/12/2015
	104,975		$29.02	11/01/2016
	148,225		$30.90	01/23/2017
	315,210		$27.35	04/11/2017
Randal A. Nardone(1)	14,000		$12.60	10/10/2012
	35,880		$19.95	07/16/2013
	220,907		$22.45	12/01/2013
	239,250		$25.90	01/09/2014
	250,125		$25.35	05/25/2014
	118,625		$31.00	11/22/2014
	239,250		$29.20	01/12/2015
	104,975		$29.02	11/01/2016
	148,225		$30.90	01/23/2017
	315,210		$27.35	04/11/2017
Kenneth M. Riis	17,500		$12.60	10/10/2012
	80,500		$19.95	07/16/2013
	57,438		$22.45	12/01/2013
	57,750		$25.90	01/09/2014
	60,375		$25.35	05/25/2014
	28,437		$31.00	11/22/2014
	57,750		$29.20	01/12/2015
	29,750		$29.02	11/01/2016
	42,350		$30.90	01/23/2017
	58,140		$27.35	04/11/2017
Brian C. Sigman	425		$29.02	11/01/2016
	605		$30.90	1/23/2017
	1,140		$27.35	4/11/2017
Phillip Evanski	13,600		$29.02	11/01/2016
	19,360		$30.90	01/23/2017
	31,920		$27.35	04/11/2017
Jonathan Ashley	19,694		$22.45	12/01/2013
	19,800		$25.90	01/09/2014
	20,700		$25.35	05/25/2014
	9,750		$31.00	11/22/2014
	19,800		$29.20	01/12/2015
	10,200		$29.02	11/01/2016
	14,520		$30.90	01/23/2017
	13,680		$27.35	04/11/2017

(1)	Represents options held as of December 31, 2010, by FOE I. Mr. Edens and Mr. Nardone, as beneficial owners of FOE I, may be considered to have, together with the other beneficial owners of FOE I, shared voting and investment power with respect to the shares issuable upon the exercise of options held by FOE I. Each of Mr. Edens and Mr. Nardone disclaims beneficial ownership of the options held by and of the shares received upon the exercise of options held by FOE I except, in each case, to the extent of his pecuniary interest therein.

Director Compensation Table

Name	Fees Earned or Paid in Cash	Stock Awards(1)	Option Awards	Total
Wesley R. Edens	$0	$0	—	$0
Kenneth M. Riis	$0	$0	—	$0
Kevin J. Finnerty(2)	$15,000	$30,000	—	$45,000
Stuart A. McFarland	$30,000	$15,000	—	$45,000
David K. McKown	$30,000	$15,000	—	$45,000
Peter M. Miller	$30,000	$15,000	—	$45,000

(1)	Pursuant to our Stock Incentive Plan, each non-employee director received an automatic annual award of our Common Stock effective on the first business day after our annual meeting of stockholders valued at $15,000 based on the per share closing price of our Common Stock on the New York Stock Exchange on the date of such grant. In 2010, such directors accordingly received 5,191 shares of Common Stock.
(2)	In 2010, Mr. Finnerty elected to receive $15,000 of compensation for his services as a director in the form of Common Stock in lieu of cash.

Potential Payments Upon Termination or Change-in-Control

According to the terms of our Stock Incentive Plan and related award agreements, options and tandem awards granted pursuant to the plan shall become immediately and fully vested and exercisable upon a change in control. However, no optionholder will be entitled to receive any payment or other items of value upon a change in control.

Newcastle Investment Corp. Nonqualified Stock Option and Incentive Award Plan

We have adopted the Newcastle Investment Corp. Nonqualified Stock Option and Incentive Award Plan, referred to herein as the Stock Incentive Plan, to provide incentives to attract and retain the highest qualified directors, officers, employees, advisors, consultants and other personnel. The Stock Incentive Plan is administered by our Compensation Committee. The maximum number of shares of our Common Stock reserved and available for issuance for our first fiscal year was 5,000,000 shares. For each year thereafter, the maximum number of shares available for issuance under the Stock Incentive Plan is that number of shares equal to 15% of the number of our outstanding equity interests, but in no event more than 10,000,000 shares in the aggregate over the term of the plan. No stock option may be granted to our manager (or its designee) in connection with any issuance by us of equity securities in excess of ten percent (10%) of the number of equity securities then being issued. The Stock Incentive Plan permits the granting of options to purchase Common Stock that do not qualify as incentive stock options under section 422 of the Internal Revenue Code.

As the administrator of the Stock Incentive Plan, the Compensation Committee has the authority to establish terms and procedures related to all option grants made under the plan. For example, the exercise price of each option is determined in accordance with procedures approved by the Compensation Committee and may be less than 100% of the fair market value of our Common Stock subject to such option on the date of grant. Under the current policy approved by the Compensation Committee, we grant our manager, through affiliates, options only in connection with our equity offerings. In the event that we offer common stock to the public, we simultaneously grant to our manager or an affiliate of our manager a number of options equal to 10% of the aggregate number of shares being offering in such offering at an exercise price per share equal to the public offering price per share; provided that if there is no fixed public offering price, we will grant such options at an exercise price per share equal to the price per share that we sold the Common Stock to the underwriters in such offering. In each case, the options are exercisable as to 1/30 of the shares subject to the option on the first day of each of the 30 calendar months following the first month after the date of the grant.

As a general matter, the Stock Incentive Plan provides that the Compensation Committee has the power to determine at what time or times each option may be exercised and, subject to the provisions of the Stock Incentive Plan, the period of time, if any, after retirement, death, disability or termination of employment during which options may be exercised. Options may become vested and exercisable in installments, and the exercisability of options may be accelerated by the Compensation Committee. Upon exercise of options, the option exercise price must be paid in full either in cash or by certified or bank check or other instrument acceptable to the Compensation Committee or, if the Compensation Committee so permits, by delivery of shares of Common Stock already owned by the optionee or, to the extent permitted by applicable law, by delivery of a promissory note. The exercise price may also be delivered to us by a broker pursuant to irrevocable instructions to the broker from the optionee.

At the discretion of the Compensation Committee, options granted under the Stock Incentive Plan may include a “re-load” feature pursuant to which an optionee exercising an option by the delivery of shares of Common Stock would automatically be granted an additional stock option (with an exercise price equal to the fair market value of the Common Stock on the date the additional stock option is granted) to purchase that number of shares of Common Stock equal to the number delivered to exercise the original stock option. The purpose of this feature is to enable participants to exercise options using previously owned shares of Common Stock while continuing to maintain their previous level of equity ownership in us.

The Compensation Committee may also grant stock appreciation rights, restricted stock, performance awards, tandem awards and other stock and non-stock-based awards under the Stock Incentive Plan. These awards will be subject to such conditions and restrictions as the Compensation Committee may determine, which may include the achievement of certain performance goals or continued employment with us through a specific period.

As of February 22, 2011, our manager, through an affiliate, had been granted options to purchase 3,523,727 shares, which were issued in connection with our equity offerings from 2002 through February 22, 2011. Portions of these options have been and may be assigned from time to time to employees of our manager or its affiliates. In addition, we may grant tandem options to our employees that correspond on a one-to-one basis with the options granted to our manager, such that exercise by an employee of the option would result in the corresponding option held by our manager being cancelled.

These manager options, which were granted to an affiliate of our manager in connection with the manager’s efforts related to our offerings, provide a means of performance-based compensation in order to provide an additional incentive for our manager to enhance the value of our Common Stock. We have no ownership interest in our manager. FOE I is the sole member of our manager. The beneficial owners of FOE I include Messrs. Wesley R. Edens, Peter L. Briger, Jr., Robert I. Kauffman, Randal A. Nardone and Michael E. Novogratz. As of February 22, 2011, Mr. Nardone was an executive officer of the Company.

The Stock Incentive Plan provides for automatic annual awards of shares of our Common Stock valued at $15,000, based on the closing price of our shares on the NYSE on the date of grant, to our non-officer or non-employee directors. In addition, each new independent member of our board of directors is granted an initial one-time grant of an option for 2,000 shares with an exercise price equal to fair market value on the date of grant.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

For purposes of this filing, a “beneficial owner” means any person who, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has or shares:

(i)	voting power, which includes the power to vote, or to direct the voting of, shares of our Common Stock; and/or

(ii)	investment power, which includes the power to dispose, or to direct the disposition of, shares of our Common Stock.

A person is also deemed to be the beneficial owner of a security if that person has the right to acquire beneficial ownership of such security at any time within 60 days.

Listed in the following table and the notes thereto is certain information with respect to the beneficial ownership of shares of our Common Stock as of February 22, 2011, by each person known by us to be the beneficial owner of more than five percent of our Common Stock, and by each of our directors, director nominees and executive officers, both individually and as a group.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Percent of Class(2)
Wesley R. Edens (3)(6)	3,502,941	5.5%
Kevin J. Finnerty(4)	283,841	*	%
Stuart A. McFarland(4)	31,780	*	%
David K. McKown(4)	31,780	*	%
Peter M. Miller(4)	46,040	*	%
Kenneth M. Riis(4)	614,990	1.0%
Brian C. Sigman(4)	2,170	*	%
Phillip J. Evanski(4)	71,380	*	%
Jonathan Ashley(4)	156,855	*	%
Randal A. Nardone(5)(6)	3,133,756	4.9%

All directors, nominees and executive officers as a group	5,163,357	8.0%

*	Denotes less than 1%.
(1)	The address of FOE I and all officers and directors listed above are in the care of Fortress Investment Group LLC, 1345 Avenue of the Americas, 46th Floor, New York, New York 10105.
(2)	Percentage amount assumes the exercise by such persons of all options to acquire shares of our Common Stock that are exercisable within 60 days of February 22, 2011, and no exercise by any other person.
(3)

Includes 790,765 shares held by Mr. Edens, 1,025,729 shares and 1,686,447 shares issuable upon the exercise of options held by FOE I. Mr. Edens disclaims beneficial ownership of the shares held by FOE I and of the shares issuable upon the exercise of options held by FOE I except, in each case, to the extent of his pecuniary interest therein. Does not include 100,000 shares held by a charitable trust of which Mr. Edens’s spouse is sole trustee and Mr. Edens disclaims beneficial ownership of the shares held by this charitable trust; does not include 100,000 shares held by a charitable trust of which Mr. Edens is a trustee in respect of which, however, Mr. Edens disclaims beneficial ownership.

(4)	Includes with respect to each of these individuals the following number of shares issuable upon the exercise of options that are currently exercisable or exercisable within 60 days of February 22, 2011: Riis – 489,990; Sigman – 2,170; Evanski – 64,880; Ashley – 128,144; Finnerty – 2,000; McFarland – 4,000; McKown – 4,000; and Miller – 4,000.
(5)	Includes 421,580 shares held by Mr. Nardone, 1,025,729 shares held by FOE II and 1,686,447 shares issuable upon the exercise of options held by FOE I. Mr. Nardone disclaims beneficial ownership of the shares held by FOE I and of the shares issuable upon the exercise of options held by FOE I except, in each case, to the extent of his pecuniary interest therein.
(6)	Mr. Edens and Mr. Nardone, as beneficial owners of FOE I, may be considered to have, together with the other beneficial owners of FOE I, shared voting and investment power with respect to the shares held by FOE I and the shares issuable upon the exercise of options held by FOE I.

Item 13. Certain Relationships and Related Transactions, Director Independence.

In April 2006, we securitized a portfolio of subprime residential mortgage loans, which we refer to as “Subprime Portfolio I” and, through the related securitization trust (“Securitization Trust 2006”), entered into a servicing agreement with Centex Home Equity Company, LLC, a subprime home equity mortgage lender (the “Subprime Servicer”) to service this portfolio. In July 2006, private equity funds managed by an affiliate of our manager completed the acquisition of the Subprime Servicer. As compensation under the servicing agreement, the Subprime Servicer will receive, on a monthly basis, a net servicing fee equal to 0.50% per annum on the unpaid principal balance of the portfolio. In March 2007, we entered into a servicing agreement with the Subprime Servicer to service a second portfolio subprime residential mortgage loans (“Subprime Portfolio II”) under substantially the same terms through another securitization trust (“Securitization Trust 2007”). The outstanding unpaid principal balances of Subprime Portfolios I and II were approximately $526.3 million and $693.6 million at December 31, 2010, respectively.

In April 2010, we made a cash investment of $75.0 million through two of our CDOs in a new real estate related loan to a portfolio company of a private equity fund managed by an affiliate of our manager. Our chairman is an officer of the borrower. This investment improves the applicable CDOs’ results under some of their respective tests, and is expected to yield approximately 22%. The loan will initially mature in April 2013, with two one-year extensions, and is secured by subordinated interests in the properties of the borrower. Interest on the loan will be accrued and deferred until maturity.

In January 2011, we made a cash investment of approximately $47 million through two of our CDOs in a portion of a new secured loan to a portfolio company of a private equity fund managed by our manager. Our chairman and secretary are officers or directors of the borrower. The terms of the loan were negotiated by a third party bank who acted as agent for the creditors on the loan. At closing, we received an origination fee on the loan equal to 2% of the amount of cash it loaned to the portfolio company, which was the same fee received by other creditors on the loan. In February 2011, the portfolio company repaid the loan in full.

As of December 31, 2010, we held on our balance sheet total face amount investments of $267.3 million in real estate securities and related loans issued by affiliates of our manager. We earned approximately $22.2 million, $15.1 million and $20.4 million of interest on such investments for the years ended December 31, 2010, 2009 and 2008, respectively.

In each instance described above, affiliates of our manager have an investment in the applicable affiliated fund and receive from the fund, in addition to management fees, incentive compensation if the fund’s aggregate investment returns exceed certain thresholds.

We are party to a management agreement with an affiliate of Fortress Investment Group LLC, pursuant to which our manager provides for the day-to-day management of our operations. The management agreement requires our manager to manage our business affairs in conformity with the policies and the investment guidelines that are approved and monitored by our board of directors. Our Chairman also serves as an officer of our manager.

The officers and directors of the Company review, approve and ratify transactions with related parties pursuant to the procedures outlined in the Company’s policy on related party transactions, which was formally adopted in February 2011. When considering potential transactions involving a related party that may require board approval, our officers notify our board of directors in writing of the proposed transaction, provide a brief background of the transaction and schedule a meeting with the full board of directors to review the matter. At such meetings, our President, Chief Financial Officer and other members of management, as appropriate, provide information to the board of directors regarding the proposed transaction, after which the board of directors and management discuss the transaction and the implications of engaging a related party as opposed to an unrelated third party. If the board of directors (or specified directors as required by applicable legal requirements) determines that the transaction is in the best interests of the Company, it will vote to approve the Company’s entering into the transaction with the applicable related party, which vote is evidenced by a written resolution of the board of directors.

FOE I is the sole member of FIG LLC, our manager. The beneficial owners of FOE I include Messrs. Wesley R. Edens, Peter L. Briger, Jr., Robert I. Kauffman, Randal A. Nardone and Michael E. Novogratz.

Determination of Director Independence

At least a majority of the directors serving on the board of directors must be independent. For a director to be considered independent, our board of directors must determine that the director does not have any direct or indirect material relationship with the Company. The board of directors has established categorical standards to assist it in determining director independence, which conform to the independence requirements under the NYSE listing rules. Under the categorical standards, a director will be independent unless:

(a)	within the preceding three years: (i) the director was employed by the Company or its manager; (ii) an immediate family member of the director was employed by the Company or its manager as an executive officer; (iii) the director or an immediate family member of the director received more than $120,000 per year in direct compensation from the Company, its manager or any controlled affiliate of its manager (other than director or committee fees and pension or other forms of deferred compensation for prior service (provided such compensation is not contingent on continued service)); (iv) the director was employed by or affiliated with the independent registered public accounting firm of the Company or its manager; (v) an immediate family member of the director was employed by the independent registered public accounting firm of the Company or its manager as a partner, principal or manager; or (vi) an executive officer of the Company or its manager was on the compensation committee of a company which employed the director, or which employed an immediate family member of the director as an executive officer; or

(b)	he or she is an executive officer of another company that does business with the Company and the annual sales to, or purchases from, the Company is the greater of $1 million, or two percent of such other company’s consolidated gross annual revenues.

Whether directors meet these categorical independence tests will be reviewed and will be made public annually prior to our annual meeting of stockholders. The board of directors may determine, in its discretion, that a director is not independent notwithstanding qualification under the categorical standards. The board of directors has determined that each of Messrs. Finnerty, McFarland, McKown and Miller are independent for purposes of NYSE Rule 303A and each such director has no material relationship with the Company. In making such determination, the board of directors took into consideration, (i) in the case of Mr. Finnerty, that Mr. Finnerty is an independent director and stockholder of Newcastle Investment Holdings LLC (the predecessor of Newcastle), an entity managed by the Company’s manager, and Mr. Finnerty received a loan in the amount of $500,000 from each of Messrs. Edens and Nardone in 2009 and (ii) that certain directors have invested in the securities of private investment funds or companies managed by the Company’s manager.

Item 14. Principal Accounting Fees and Services.

Year	Audit Fees	Audit-Related Fees	Tax-Related Fees	All Other Fees
2010	$1,526,000	—	$130,482	—
2009	$1,529,300	—	$66,000	—

During the years ended 2010 and 2009, we engaged Ernst & Young LLP to provide us with audit and tax services. Services provided included the examination of annual financial statements, limited review of unaudited quarterly financial information, review and consultation regarding filings with the Securities and Exchange Commission and the Internal Revenue Service, assistance with management’s evaluation of internal accounting controls, consultation on financial and tax accounting and reporting matters, and verification procedures as required by collateralized bond obligations. Fees for 2010 and 2009 were as follows:

Audit Fees. Audit fees are fees billed for the consolidated financial statements, including the audit of internal control over financial reporting and the review of the Company’s quarterly reports form 10-Q, as well as required audits of certain subsidiaries, consultation on audit related matters and required review of SEC filings.

Audit-Related Fees. Audit-related fees principally included attest services not required by statute or regulation.

Tax Fees. Tax fees for the years ended December 31, 2010 and 2009 related to tax planning and compliance and return preparation.

All Other Fees. None.

The Audit Committee has considered all services provided by the independent registered public accounting firm to us and concluded this involvement is compatible with maintaining the auditors’ independence.

The Audit Committee is responsible for appointing the Company’s independent registered public accounting firm and approving the terms of the independent registered public accounting firm’s services. All engagements for services in 2010 were pre-approved by the Audit Committee. The Audit Committee has a policy requiring the pre-approval of all audit and permissible non-audit services to be provided by the independent registered public accounting firm.

PART IV

Item 15. Exhibits; Financial Statement Schedules.

(a)	and (c) Financial statements and schedules:

See “Financial Statements and Supplementary Data.”

(b)	Exhibits filed with this Form 10-K:

3.1	Articles of Amendment and Restatement (incorporated by reference to the Registrant’s Registration Statement on Form S-11 (File No. 333-90578), Exhibit 3.1).

3.2	Articles Supplementary relating to the Series B Preferred Stock (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003, Exhibit 3.3).

3.3	Articles Supplementary relating to the Series C Preferred Stock (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 3.3, filed on October 25, 2005).

3.4	Articles Supplementary relating to the Series D Preferred Stock (incorporated by reference to the Registrant’s Report on Form 8-A, Exhibit 3.1, filed on March 14, 2007).

3.5	Amended and Restated By-laws (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on May 8, 2006).

4.1	Rights Agreement between the Registrant and American Stock Transfer and Trust Company, as Rights Agent, dated October 16, 2002 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2003, Exhibit 4.1).

4.2	Junior Subordinated Indenture between Newcastle Investment Corp. and The Bank of New York Mellon Trust Company, National Association, dated April 30, 2009 (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 4.1, filed on May 4, 2009).

4.3	Pledge and Security Agreement between Newcastle Investment Corp. and The Bank of New York Mellon Trust Company, National Association, as trustee, dated April 30, 2009 (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 4.2, filed on May 4, 2009).

4.4	Pledge, Security Agreement and Account Control Agreement among Newcastle Investment Corp., NIC TP LLC, as pledgor, and The Bank of New York Mellon Trust Company, National Association, as bank and trustee, dated April 30, 2009 (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 4.3, filed on May 4, 2009).

10.1	Amended and Restated Management and Advisory Agreement by and among the Registrant and FIG LLC (formerly known as Fortress Investment Group LLC), dated June 23 2003 (incorporated by reference to the Registrant’s Statement on Form S-11 (File No. 333-106135), Exhibit 10.1).

10.2	Newcastle Investment Corp. Nonqualified Stock Option and Incentive Award Plan Amended and Restated Effective as of February 11, 2004 (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, Exhibit 10.2).

10.3	Exchange Agreement between Newcastle Investment Corp. and Taberna Preferred Funding IV, Ltd., Taberna Preferred Funding V, Ltd., Taberna Preferred Funding VI, Ltd. and Taberna Preferred Funding VII, Ltd., dated April 30, 2009 (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.1, filed on May 4, 2009).

10.4	Exchange Agreement, dated as of January 29, 2010, by and among Newcastle Investment Corp., Taberna Capital Management, LLC, Taberna Preferred Funding IV, Ltd., Taberna Preferred Funding V, Ltd., Taberna Preferred Funding VI, Ltd. and Taberna Preferred Funding VII, Ltd. (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.1, filed on February 2, 2010).

12.1	Statements re: Computation of Ratios.

21.1	Subsidiaries of the Registrant.

31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

NEWCASTLE INVESTMENT CORP.

By: /s/ Wesley R. Edens
Wesley R. Edens
Chairman of the Board
March 3, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ Kenneth M. Riis
Kenneth M. Riis
Director and Chief Executive Officer

March 3, 2011

By: /s/ Brian C. Sigman
Brian C. Sigman
Chief Financial Officer and Principal Accounting Officer

March 3, 2011

By: /s/ Kevin J. Finnerty
Kevin J. Finnerty
Director

March 3, 2011

By: /s/ Stuart A. McFarland
Stuart A. McFarland
Director

March 3, 2011

By: /s/ David K. McKown
David K. McKown
Director

March 3, 2011

By: /s/ Peter M. Miller
Peter M. Miller
Director

March 3, 2011

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

Exhibit Index

3.1	Articles of Amendment and Restatement (incorporated by reference to the Registrant’s Registration Statement on Form S-11 (File No. 333-90578), Exhibit 3.1).

3.2	Articles Supplementary relating to the Series B Preferred Stock (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003, Exhibit 3.3).

3.3	Articles Supplementary relating to the Series C Preferred Stock (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 3.3, filed on October 25, 2005).

3.4	Articles Supplementary relating to the Series D Preferred Stock (incorporated by reference to the Registrant’s Report on Form 8-A, Exhibit 3.1, filed on March 14, 2007).

3.5	Amended and Restated By-laws (incorporated by reference to the Registrant’s Current Report on Form 8-K (Exhibit 3.1, filed on May 8, 2006).

4.1	Rights Agreement between the Registrant and American Stock Transfer and Trust Company, as Rights Agent, dated October 16, 2002 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2002, Exhibit 4.1).

4.2	Junior Subordinated Indenture between Newcastle Investment Corp. and The Bank of New York Mellon Trust Company, National Association, dated April 30, 2009 (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 4.1, filed on May 4, 2009).

4.3	Pledge and Security Agreement between Newcastle Investment Corp. and The Bank of New York Mellon Trust Company, National Association, as trustee, dated April 30, 2009 (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 4.2, filed on May 4, 2009).

4.4	Pledge, Security Agreement and Account Control Agreement among Newcastle Investment Corp., NIC TP LLC, as pledgor, and The Bank of New York Mellon Trust Company, National Association, as bank and trustee, dated April 30, 2009 (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 4.3, filed on May 4, 2009).

10.1	Amended and Restated Management and Advisory Agreement by and among the Registrant and FIG LLC (formerly known as Fortress Investment Group LLC), dated June 23, 2003 (incorporated by reference to the Registrant’s Statement on Form S-11 (File No. 333-106135), Exhibit 10.1).

10.2	Newcastle Investment Corp. Nonqualified Stock Option and Incentive Award Plan Amended and Restated Effective as of February 11, 2004 (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, Exhibit 10.2).

10.3	Exchange Agreement between Newcastle Investment Corp. and Taberna Preferred Funding IV, Ltd., Taberna Preferred Funding V, Ltd., Taberna Preferred Funding VI, Ltd. and Taberna Preferred Funding VII, Ltd., dated April 30, 2009 (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.1, filed on May 4, 2009).

10.4	Exchange Agreement, dated as of January 29, 2010, by and among Newcastle Investment Corp., Taberna Capital Management, LLC, Taberna Preferred Funding IV, Ltd., Taberna Preferred Funding V, Ltd., Taberna Preferred Funding VI, Ltd. and Taberna Preferred Funding VII, Ltd. (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.1, filed on February 2, 2010).

12.1	Statements re: Computation of Ratios.

21.1	Subsidiaries of the Registrant.

31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.