Form 10-Q
period 2011-03-31
NEWCASTLE INVESTMENT CORP
filed 2011-05-06
CIK 1175483

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

Common stock, $0.01 par value per share: 79,277,184 shares outstanding as of May 1, 2011.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, the operating performance of our investments, the stability of our earnings, and our financing needs. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “endeavor,” “seek,” “anticipate,” “estimate,” “overestimate,” “underestimate,” “believe,” “could,” “project,” “predict,” “continue” or other similar words or expressions. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Our ability to predict results or the actual outcome of future plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results. Factors that could have a material adverse effect or our operations and prospects include, but are not limited to:

•	reductions in cash flows received from our investments;

•	our ability to take advantage of opportunities in additional asset classes or types of assets, at attractive risk-adjusted prices;

•	our ability to deploy capital accretively;

•	the risks that default and recovery rates on our real estate securities and loan portfolios exceed our underwriting estimates;

•	the relationship between yields on assets which are paid off and yields on assets in which such monies can be reinvested;

•	the relative spreads between the yield on the assets we invest in and the cost of financing;

•	changes in economic conditions generally and the real estate and bond markets specifically;

•	adverse changes in the financing markets we access affecting our ability to finance our investments, or in a manner that maintains our historic net spreads;

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

•	legislative/regulatory changes, including, but not limited to, any modification of the terms of loans;

•	the availability and cost of capital for future investments;

•	competition within the finance and real estate industries; and

•	other risks detailed from time to time below, particularly under the heading “Risk Factors,” and in our other SEC reports.

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

NEWCASTLE INVESTMENT CORP.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	March 31, 2011 (Unaudited)	December 31, 2010
Assets
Non-Recourse VIE Financing Structures
Real estate securities, available for sale	$1,994,079	$1,859,984
Real estate related loans, held for sale, net	764,254	750,130
Residential mortgage loans, held for investment, net	121,661	124,974
Residential mortgage loans, held for sale, net	246,298	252,915
Subprime mortgage loans subject to call option	404,011	403,793
Operating real estate, held for sale	8,339	8,776
Other investments	18,883	18,883
Restricted cash	131,540	157,005
Derivative assets	7,535	7,067
Receivables and other assets	31,420	29,206

	3,728,020	3,612,733

Recourse Financing Structures and Unlevered Assets
Real estate securities, available for sale	94,587	600
Real estate related loans, held for sale, net	4,608	32,475
Residential mortgage loans, held for sale, net	277	298
Other investments	6,024	6,024
Cash and cash equivalents	160,594	33,524
Receivables and other assets	3,586	1,457

	269,676	74,378

	$3,997,696	$3,687,111

Liabilities and Stockholders’ Equity (Deficit)
Liabilities
Non-Recourse VIE Financing Structures
CDO bonds payable	$2,944,193	$3,010,868
Other bonds payable	246,561	256,809
Notes payable	4,296	4,356
Repurchase agreements	12,527	14,049
Financing of subprime mortgage loans subject to call option	404,011	403,793
Derivative liabilities	153,944	176,861
Accrued expenses and other liabilities	11,745	8,445

	3,777,277	3,875,181

Recourse Financing Structures and Other Liabilities
Repurchase agreements	83,276	4,683
Junior subordinated notes payable	51,252	51,253
Dividends payable	930	—
Due to affiliates	1,351	1,419
Accrued expenses and other liabilities	7,656	2,160

	144,465	59,515

	3,921,742	3,934,696

Stockholders’ Equity (Deficit)
Preferred stock, $0.01 par value, 100,000,000 shares authorized, 1,347,321 shares of 9.75% Series B Cumulative Redeemable Preferred Stock, 496,000 shares of 8.05% Series C Cumulative Redeemable Preferred Stock, and 620,000 shares of 8.375% Series D Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, issued and outstanding as of March 31, 2011 and December 31, 2010	61,583	61,583
Common stock, $0.01 par value, 500,000,000 shares authorized, 79,277,184 and 62,027,184 shares issued and outstanding at March 31, 2011 and
December 31, 2010, respectively	793	620
Additional paid-in capital	1,163,604	1,065,377
Accumulated deficit	(1,224,429)	(1,328,987)
Accumulated other comprehensive income (loss)	74,403	(46,178)

	75,954	(247,585)

	$3,997,696	$3,687,111

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(dollars in thousands, except share data)

	Three Months Ended March 31,
	2011	2010
Interest income	$72,203	$70,092
Interest expense	38,165	45,589

Net interest income	34,038	24,503

Impairment (Reversal)
Valuation allowance (reversal) on loans	(41,307)	(95,774)
Other-than-temporary impairment on securities	3,112	64,856
Portion of other-than-temporary impairment on securities recognized in other comprehensive income (loss), net of the reversal of other comprehensive loss into net income (loss)	989	(37,114)

	(37,206)	(68,032)

Net interest income after impairment	71,244	92,535

Other Income (Loss)
Gain (loss) on settlement of investments, net	34,092	9,677
Gain on extinguishment of debt	11,042	48,346
Other income (loss), net	335	(1,480)

	45,469	56,543

Expenses
Loan and security servicing expense	1,060	1,035
General and administrative expense	1,601	3,101
Management fee to affiliate	4,189	4,477

	6,850	8,613

Income from continuing operations	109,863	140,465
Income (loss) from discontinued operations	(190)	(40)

Net Income	109,673	140,425
Preferred dividends	(1,395)	(3,268)
Excess of carrying amount of exchanged preferred stock over fair value of consideration paid	—	43,043

Income Available for Common Stockholders	$108,278	$180,200

Income Per Share of Common Stock
Basic	$1.73	$3.36

Diluted	$1.73	$3.36

Income from continuing operations per share of common stock, after preferred dividends and excess of carrying amount of exchanged preferred stock over fair value of consideration paid
Basic	$1.73	$3.36

Diluted	$1.73	$3.36

Income (loss) from discontinued operations per share of common stock
Basic	$(0.00)	$(0.00)

Diluted	$(0.00)	$(0.00)

Weighted Average Number of Shares of Common Stock Outstanding
Basic	62,602,184	53,619,643

Diluted	62,611,070	53,619,643

Dividends Declared per Share of Common Stock	$—	$—

See notes to consolidated financial statements

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2011

(dollars in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accum. Other Comp. Income (Loss)	Total Stock-holders’ Equity (Deficit)

	Shares	Amount	Shares	Amount
Stockholders’ equity (deficit) - December 31, 2010	2,463,321	$61,583	62,027,184	$620	$1,065,377	$(1,328,987)	$(46,178)	$(247,585)
Preferred dividends declared	—	—	—	—	—	(5,115)	—	(5,115)
Issuance of common stock	—	—	17,250,000	173	98,227	—	—	98,400
Comprehensive income:
Net income	—	—	—	—	—	109,673	—	109,673
Net unrealized gain on securities	—	—	—	—	—	—	126,143	126,143
Reclassification of net realized (gain) on securities into earnings	—	—	—	—	—	—	(28,271)	(28,271)
Net unrealized gain on derivatives designated as cash flow hedges	—	—	—	—	—	—	18,411	18,411
Reclassification of net realized loss on derivatives designated as cash flow hedges into earnings	—	—	—	—	—	—	4,298	4,298

Total comprehensive income								230,254

Stockholders’ equity (deficit) - March 31, 2011	2,463,321	$61,583	79,277,184	$793	$1,163,604	$(1,224,429)	$74,403	$75,954

See notes to consolidated financial statements

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2011	2010
Cash Flows From Operating Activities
Net income	$109,673	$140,425
Adjustments to reconcile net income to net cash provided by (used in) operating activities (inclusive of amounts related to discontinued operations):
Depreciation and amortization	46	63
Accretion of discount and other amortization	(10,771)	(1,181)
Interest income in CDOs redirected for reinvestment or CDO bonds paydown	(3,724)	(9,101)
Interest income on investments accrued to principal balance	(4,535)	—
Interest expense on debt accrued to principal balance	410	930
Deferred interest received	1,027	—
Reversal of valuation allowance on loans	(41,307)	(95,774)
Other-than-temporary impairment on securities	4,101	27,742
Impairment on real estate held for sale	433	—
Gain on settlement of investments, net	(33,158)	(9,677)
Unrealized loss on non-hedge derivatives and hedge ineffectiveness	201	1,749
Gain on extinguishment of debt	(11,042)	(48,346)
Change in:
Restricted cash	109	(695)
Receivables and other assets	(40)	2,346
Due to affiliates	(68)	(15)
Accrued expenses and other liabilities	(61)	744

Net cash provided by (used in) operating activities	11,294	9,210

Cash Flows From Investing Activities
Purchase of real estate securities	(89,601)	(3)
Proceeds from sale of real estate securities	—	26,022
Acquisition of servicing rights	(2,082)	—
Repayments of principal on loans and securities	37,605	15,770
Repayments of principal from repurchased CDO debt	9,726	25
Margin received on derivative instruments	—	5,073
Payments on settlement of derivative instruments	—	(3,668)
Distributions of capital from equity method investees	—	152

Net cash provided by (used in) investing activities	(44,352)	43,371

Cash Flows From Financing Activities
Repurchases of CDO bonds payable	(1,083)	(144)
Repayments of other bonds payable	(10,460)	(11,346)
Borrowings under repurchase agreements	79,978	—
Repayments of repurchase agreements	(2,907)	(58,420)
Issuance of common stock	98,843	—
Costs related to issuance of common stock	(58)	—
Cash consideration paid in exchange for junior subordinated notes	—	(9,715)
Cash consideration paid to redeem preferred stock	—	(16,001)
Dividends paid	(4,185)	(18,942)
Restricted cash returned from refinancing activities	—	5,525

Net cash provided by (used in) financing activities	160,128	(109,043)

Net Increase (Decrease) in Cash and Cash Equivalents	127,070	(56,462)
Cash and Cash Equivalents, Beginning of Period	33,524	68,300

Cash and Cash Equivalents, End of Period	$160,594	$11,838

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest expense	$28,759	$32,506
Supplemental Schedule of Non-Cash Investing and Financing Activities
Preferred stock dividends declared but not paid	$930	$78
Common stock issued to redeem preferred stock	$—	$28,457
Face amount of CDO bonds issued in exchange for previously issued junior subordinated notes of $52,094	$—	$37,625

See notes to consolidated financial statements

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2011

(dollars in tables in thousands, except share data)

1. GENERAL

Newcastle Investment Corp. (and its subsidiaries, “Newcastle”) is a Maryland corporation that was formed in 2002. Newcastle conducts its business through the following segments: (i) investments financed with non-recourse collateralized debt obligations (“CDOs”), (ii) investments financed with other non-recourse debt, (iii) investments and debt repurchases financed with recourse debt, (iv) unlevered investments, and (v) corporate. With respect to the first two nonrecourse segments, subject to the passing of certain periodic coverage tests, Newcastle is generally entitled to receive the net cash flows from these structures on a periodic basis.

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

In March 2011, Newcastle issued 17,250,000 million shares of its common stock in a public offering at a price to the public of $6.00 per share for net proceeds of approximately $98.4 million. For the purpose of compensating the Manager for its successful efforts in raising capital for Newcastle, in connection with this offering, Newcastle granted options to the Manager to purchase 1,725,000 shares of Newcastle’s common stock at the public offering price, which were valued at approximately $7.0 million.

Approximately 3.8 million shares of Newcastle’s common stock were held by Fortress, through its affiliates, and its principals at March 31, 2011. In addition, Fortress, through its affiliates, held options to purchase approximately 3.4 million shares of Newcastle’s common stock at March 31, 2011.

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

The accompanying consolidated financial statements and related notes of Newcastle have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under U.S. generally accepted accounting principles have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of Newcastle’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These financial statements should be read in conjunction with Newcastle’s consolidated financial statements for the year ended December 31, 2010 and notes thereto included in Newcastle’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. Capitalized terms used herein, and not otherwise defined, are defined in Newcastle’s consolidated financial statements for the year ended December 31, 2010.

Certain prior period amounts have been reclassified to conform to the current period’s presentation.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2011

(dollars in tables in thousands, except share data)

2. INFORMATION REGARDING BUSINESS SEGMENTS

Newcastle conducts its business through the following segments: (i) investments financed with non-recourse collateralized debt obligations (“CDOs”), (ii) investments financed with other non-recourse debt, (iii) investments and debt repurchases financed with recourse debt, (iv) unlevered investments, and (v) corporate. With respect to the first two nonrecourse segments, subject to the passing of certain periodic coverage tests, Newcastle is generally entitled to receive the net cash flows from these structures on a periodic basis.

The corporate segment consists primarily of interest income on short term investments, general and administrative expenses, interest expense on the junior subordinated notes payable and management fees pursuant to the management agreement.

Summary financial data on Newcastle’s segments is given below, together with a reconciliation to the same data for Newcastle as a whole:

	Non-Recourse (A)
	CDOs	Other Non- Recourse (B)	Recourse (C)	Unlevered (D)	Corporate	Inter-segment Elimination (E)	Total
Three Months Ended March 31, 2011
Interest income	$54,828	$17,481	$147	$493	$20	$(766)	$72,203
Interest expense	24,613	13,155	98	—	952	(653)	38,165

Net interest income (expense)	30,215	4,326	49	493	(932)	(113)	34,038
Impairment (reversal)	(38,245)	1,154	—	(115)	—	—	(37,206)
Other income (loss)	43,107	1,827	—	535	—	—	45,469
Expenses	313	744	—	45	5,748	—	6,850

Income (loss) from continuing operations	111,254	4,255	49	1,098	(6,680)	(113)	109,863
Income (loss) from discontinued operations	—	(282)	—	(21)	—	113	(190)

Net income (loss)	111,254	3,973	49	1,077	(6,680)	—	109,673
Preferred dividends	—	—	—	—	(1,395)	—	(1,395)

Income (loss) applicable to common stockholders	$111,254	$3,973	$49	$1,077	$(8,075)	$—	$108,278

March 31, 2011
Investments	$2,861,595	$730,214	$88,475	$17,021	$—	$(34,284)	$3,663,021
Cash and restricted cash	131,540	—	—	5	160,589	—	292,134
Derivitve assets	7,535	—	—	—	—	—	7,535
Other assets	31,199	221	256	2,192	1,138	—	35,006

Total assets	3,031,869	730,435	88,731	19,218	161,727	(34,284)	3,997,696

Debt	(2,961,016)	(684,856)	(83,276)	—	(51,252)	34,284	(3,746,116)
Derivative liabilities	(139,584)	(14,360)	—	—	—	—	(153,944)
Other liabilities	(9,990)	(1,755)	(4,562)	(92)	(5,283)	—	(21,682)

Total liabilities	(3,110,590)	(700,971)	(87,838)	(92)	(56,535)	34,284	(3,921,742)

Preferred stock	—	—	—	—	(61,583)	—	(61,583)

GAAP book value	$(78,721)	$29,464	$893	$19,126	$43,609	$—	$14,371

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2011

(dollars in tables in thousands, except share data)

	Non-recourse (A)		Recourse	Unlevered	Corporate	Total
	CDOs	Other Non- Recourse (B)
Three Months Ended March 31, 2010
Interest income	$50,943	$18,046	$859	$223	$21	$70,092
Interest expense	28,866	15,039	627	—	1,057	45,589

Net interest income (expense)	22,077	3,007	232	223	(1,036)	24,503
Impairment (reversal)	(30,846)	(37,292)	(60)	166	—	(68,032)
Other income (loss)	59,722	(1,398)	(663)	(1,118)	—	56,543
Expenses	352	678	4	1	7,578	8,613

Income (loss) from continuing operations	112,293	38,223	(375)	(1,062)	(8,614)	140,465
Income (loss) from discontinued operations	—	—	—	(40)	—	(40)

Net income (loss)	112,293	38,223	(375)	(1,102)	(8,614)	140,425
Preferred dividends	—	—	—	—	(3,268)	(3,268)
Excess of carrying amount of exchanged preferred stock over fair value of consideration paid	—	—	—	—	43,043	43,043

Income (loss) applicable to common stockholders	$112,293	$38,223	$(375)	$(1,102)	$31,161	$180,200

(A)	Assets held within CDOs and other non-recourse structures are not available to satisfy obligations outside of such financings, except to the extent Newcastle receives net cash flow distributions from such structures. Furthermore, creditors or beneficial interest holders of these structures have no recourse to the general credit of Newcastle. Therefore, Newcastle’s exposure to the economic losses from such structures is limited to its invested equity in them and economically their book value cannot be less than zero. Therefore, impairment recorded in excess of Newcastle’s investment, which results in negative GAAP book value for a given non-recourse financing structure, cannot economically be incurred and will eventually be reversed through amortization, sales at gains, or as gains at the deconsolidation or termination of such non-recourse financing structure.
(B)	Included in the other non-recourse segment were $404.0 million of Investments and Debt, at March 31, 2011, representing the loans subject to call option of the two subprime securitizations and the corresponding financing.
(C)	The $83.3 million recourse debt was secured by $83.9 million carrying value of FNMA/FHLMC securities and $41.2 million face amount of notes issued by Newcastle CDO VI, which was repurchased by Newcastle in December 2010 and eliminated in consolidation. $4.6 million of Investments and Other Liabilities represents a security purchased but not yet settled at March 31, 2011.
(D)	The following table summarizes the investments in the unlevered segment:

	March 31, 2011
	Outstanding Face Amount	Carrying Value	Number of Investments
Real estate securities	$215,812	$6,112	27
Real estate related loans	69,106	4,608	4
Residential mortgage loans	1,055	277	26
Other investments	N/A	6,024	1

	$285,973	$17,021	58

(E)	Represents the elimination of investments and financings and their related income and expenses between segments as the corresponding inter-segment investments and financings are presented on a gross basis within each segment.

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

In addition, Newcastle’s investments in CMBS, CDO securities and loans may be deemed to be variable interests in VIEs, depending on their structure. Newcastle is not obligated to provide, nor has it provided, any financial support to these VIEs. Newcastle monitors these investments and, to the extent Newcastle determines that it potentially owns a majority of the currently controlling class, it analyzes them for potential consolidation. As of March 31, 2011, Newcastle has not consolidated these potential VIEs due to the determination that, based on the nature of Newcastle’s investments and the provisions governing these structures, Newcastle does not have the power to direct the activities that most significantly impact their economic performance.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2011

(dollars in tables in thousands, except share data)

On January 1, 2010, as a result of the adoption of new guidance, Newcastle deconsolidated a non-recourse financing structure, CDO VII. Newcastle determined that it does not have the current power to direct the relevant activities of CDO VII as an event of default had occurred and we may be removed as the collateral manager by a single party.

Newcastle has variable interests in the following unconsolidated VIE at March 31, 2011, in addition to the subprime securitizations which are described in Note 4:

Entity	Gross Assets (A)	Debt (B)	Carrying Value of Newcastle’s Investment (C)
Newcastle CDO VII	$479,354	$468,914	$475

(A)	Face amount.
(B)	Includes $82.3 million face amount of debt owned by Newcastle at March 31, 2011.
(C)	Represents Newcastle’s maximum exposure to loss from these entities.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2011

(dollars in tables in thousands, except share data)

3. REAL ESTATE SECURITIES

The following is a summary of Newcastle’s real estate securities at March 31, 2011, all of which are classified as available for sale and are, therefore, reported at fair value with changes in fair value recorded in other comprehensive income, except for securities that are other-than-temporarily impaired.

Asset Type	Outstanding Face Amount	Amortized Cost Basis					Carrying Value (B)	Number of Securities	Weighted Average
		Before Impairment	Other-Than- Temporary Impairment (A)	After Impairment					Rating (C)	Coupon	Yield	Maturity (Years) (D)	Principal Subordination (E)
					Gross Unrealized
					Gains	Losses
CMBS-Conduit	$1,449,705	$1,236,527	$(335,259)	$901,268	$219,440	$(57,023)	$1,063,685	186	BB	5.71%	11.24%	3.9	10.1%
CMBS- Single Borrower	412,952	401,885	(12,364)	389,521	8,353	(41,531)	356,343	57	BB	4.14%	5.78%	3.0	8.6%
CMBS-Large Loan	27,798	27,795	—	27,795	—	(3,875)	23,920	5	BBB-	1.69%	1.74%	0.9	19.1%
REIT Debt	299,523	298,122	—	298,122	19,745	(2,986)	314,881	38	BBB-	6.13%	5.99%	3.4	N/A
ABS-Subprime (F)	326,093	317,066	(160,241)	156,825	25,762	(3,132)	179,455	82	B-	1.43%	11.39%	5.7	26.4%
ABS-Manufactured Housing	34,141	33,148	—	33,148	1,842	(367)	34,623	7	BBB+	6.64%	7.37%	4.4	39.9%
ABS-Franchise	36,885	34,741	(19,413)	15,328	1,302	(765)	15,865	14	B+	3.16%	10.61%	6.6	24.8%
FNMA/FHLMC	87,453	91,371	—	91,371	410	(134)	91,647	13	AAA	3.13%	2.02%	4.7	N/A
CDO (G)	168,613	20,451	(14,877)	5,574	44	—	5,618	12	C	2.21%	34.74%	0.2	N/A

Debt Security Total /Average (H)	2,843,163	2,461,106	(542,154)	1,918,952	276,898	(109,813)	2,086,037	414	BB	4.69%	8.75%	3.7

Equity Securities		1,388	(276)	1,112	1,517	—	2,629	2

Total		$2,462,494	$(542,430)	$1,920,064	$278,415	$(109,813)	$2,088,666	$416

(A)	Represents the cumulative impairment against amortized cost basis recorded through earnings, net of the effect of the cumulative adjustment as a result of the adoption of new accounting guidance on impairment in 2009.
(B)	See Note 6 regarding the estimation of fair value, which is equal to carrying value for all securities.
(C)	Represents the weighted average of the ratings of all securities in each asset type, expressed as an S&P equivalent rating. For each security rated by multiple rating agencies, the lowest rating is used. FNMA/FHLMC securities have an implied AAA rating. Ratings provided were determined by third party rating agencies as of a particular date, may not be current and are subject to change (including a “negative watch” assignment) at any time.
(D)	The weighted average maturity is based on the timing of expected principal reduction on the assets.
(E)	Percentage of the outstanding face amount of securities that is subordinate to Newcastle’s investments.
(F)	Includes the retained bonds with a face amount of $12.6 million and a carrying value of $1.1 million from Securitization Trust 2006 and Securitization Trust 2007 (Note 4). The residual interests were fully written off in the first quarter of 2010.
(G)	Includes seven CDO bonds issued by C-BASS, a CDO bond issued by a third party and four CDO bonds issued by CDO VII, which has been deconsolidated, held as investments by Newcastle.
(H)	The total outstanding face amount of fixed rate securities was $2.0 billion, and of floating rate securities was $0.8 billion.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2011

(dollars in tables in thousands, except share data)

Unrealized losses that are considered other-than-temporary are recognized currently in earnings. During the three months ended March 31, 2011, Newcastle recorded other-than-temporary impairment charges (“OTTI”) of $3.1 million (gross of ($1.0) million of other-than-temporary impairment recognized in other comprehensive income) with respect to real estate securities. Based on management’s analysis of these securities, the performance of the underlying loans and changes in market factors, Newcastle noted adverse changes in the expected cash flows on certain of these securities and concluded that they were other-than-temporarily impaired. Any remaining unrealized losses on Newcastle’s securities were primarily the result of changes in market factors, rather than issue-specific credit impairment. The following table summarizes Newcastle’s securities in an unrealized loss position as of March 31, 2011.

		Amortized Cost Basis			Gross Unrealized				Weighted Average
Securities in an Unrealized Loss Position	Outstanding Face Amount	Before Impairment	Other-than- Temporary Impairment	After Impairment	Gains	Losses	Carrying Value	Number of Securities	Rating	Coupon	Yield	Maturity (Years)
Less Than Twelve Months	$162,599	$159,485	$(26,788)	$132,697	$—	$(1,672)	131,025	29	BBB+	3.66%	4.81%	5.6
Twelve or More Months	695,626	691,502	(12,580)	678,922	—	(108,141)	570,781	110	BB-	4.70%	5.26%	2.6

Total	$858,225	$850,987	$(39,368)	$811,619	$—	$(109,813)	$701,806	139	BB	4.50%	5.19%	3.2

Newcastle performed an assessment of all of its debt securities that are in an unrealized loss position (unrealized loss position exists when a security’s amortized cost basis, excluding the effect of OTTI, exceeds its fair value) and determined the following:

	March 31, 2011
	Fair Value	Amortized Cost Basis	Unrealized Losses
			Credit (B)	Non-Credit (C)
Securities Newcastle intends to sell	$—	$—	$—	N/A
Securities Newcastle is more likely than not to be required to sell (A)	—	—	—	N/A
Securities Newcastle has no intent to sell and is not more likely than not to be required to sell:
Credit impaired securities	44,765	50,722	(34,120)	(5,957)
Non credit impaired securities	657,041	760,897	—	(103,856)

Total debt securities in an unrealized loss position	$701,806	$811,619	$(34,120)	$(109,813)

(A)	Newcastle may, at times, be more likely than not to be required to sell certain securities for liquidity purposes. While the amount of the securities to be sold may be an estimate, and the securities to be sold have not yet been identified, Newcastle must make its best estimate, which is subject to significant judgment regarding future events, and may differ materially from actual future sales.
(B)	This amount is required to be recorded as other-than-temporary impairment through earnings. In measuring the portion of credit losses, Newcastle’s management estimates the expected cash flow for each of the securities. This evaluation includes a review of the credit status and the performance of the collateral supporting those securities, including the credit of the issuer, key terms of the securities and the effect of local, industry and broader economic trends. Significant inputs in estimating the cash flows include management’s expectations of prepayment speeds, default rates and loss severities. Credit losses are measured as the decline in the present value of the expected future cash flows discounted at the investment’s effective interest rate.
(C)	This amount represents unrealized losses on securities that are due to non-credit factors and is required to be recorded through other comprehensive income.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2011

(dollars in tables in thousands, except share data)

The following table summarizes the activity related to credit losses on debt securities for the three months ended March 31, 2011:

Beginning balance of credit losses on debt securities for which a portion of an OTTI was recognized in other comprehensive income	$(60,688)

Additions for credit losses on securities for which an OTTI was not previously recognized	—

Increases to credit losses on securities for which an OTTI was previously recognized and a portion of an OTTI was recognized in other comprehensive income	(2,738)

Additions for credit losses on securities for which an OTTI was previously recognized without any portion of OTTI recognized in other comprehensive income	(18,533)

Reduction for credit losses on securities for which no OTTI was recognized in other comprehensive income at the current measurement date	27,702

Reduction for securities sold during the period	17,912

Reduction for increases in cash flows expected to be collected that are recognized over the remaining life of the security	2,225

Ending balance of credit losses on debt securities for which a portion of an OTTI was recognized in other comprehensive income	$(34,120)

As of March 31, 2011, Newcastle had $127.6 million of restricted cash held in CDO financing structures pending its reinvestment in real estate securities and loans.

The table below summarizes the geographic distribution of the collateral securing Newcastle’s CMBS and ABS at March 31, 2011 (in thousands):

	CMBS		ABS
Geographic Location	Outstanding Face Amount	Percentage	Outstanding Face Amount	Percentage
Western U.S.	$529,568	28.0%	$106,702	26.9%
Northeastern U.S.	433,213	22.9%	77,249	19.4%
Southeastern U.S.	338,208	17.9%	86,087	21.7%
Midwestern U.S.	295,882	15.6%	55,518	14.0%
Southwestern U.S.	237,954	12.6%	42,564	10.7%
Other	8,913	0.5%	28,995	7.3%
Foreign	46,717	2.5%	4	0.0%

	$1,890,455	100.0%	$397,119	100.0%

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

MARCH 31, 2011

(dollars in tables in thousands, except share data)

4. REAL ESTATE RELATED LOANS, RESIDENTIAL MORTGAGE LOANS, SUBPRIME MORTGAGE LOANS AND SERVICING RIGHTS

All of Newcastle’s loan investments, other than the Manufactured Housing Loans Portfolio I as described below, were classified as held for sale as of March 31, 2011 and December 31, 2010 and marked to the lower of carrying value or fair value.

The following is a summary of real estate related loans, residential mortgage loans and subprime mortgage loans at March 31, 2011. The loans contain various terms, including fixed and floating rates, self-amortizing and interest only. They are generally subject to prepayment.

Loan Type	Outstanding Face Amount	Carrying Value (A)	Loan Count	Wtd. Avg. Yield	Weighted Average Coupon	Weighted Average Maturity (Years) (B)	Floating Rate Loans as a % of Face Amount	Delinquent Face Amount (C)
Mezzanine Loans	$530,664	$394,656	16	13.22%	4.77%	2.3	84.4%	$51,615
Corporate Bank Loans	277,660	184,265	7	15.96%	8.68%	3.4	56.4%	—
B-Notes	233,132	159,069	9	14.85%	4.01%	1.6	74.1%	45,091
Whole Loans	30,872	30,872	3	5.27%	3.95%	3.0	94.3%	—

Total Real Estate Related Loans Held for Sale, Net	$1,072,328	$768,862	35	13.89%	5.59%	2.4	75.2%	$96,706

Manufactured Housing Loans Portfolio I, Held for Investment, Net (D)	$146,882	$121,661	3,830	9.56%	8.70%	7.7	1.1%	$1,246

Residential Loans	$62,695	$50,095	221	5.41%	2.42%	6.5	100.0%	$6,541
Manufactured Housing Loans	1,055	277	26	47.61%	8.38%	0.7	0.0%	406
Manufactured Housing Loans Portfolio II	204,675	196,203	6,882	8.01%	9.69%	6.1	17.3%	3,568

Total Residential Mortgage Loans Held for Sale, Net	$268,425	$246,575	7,129	7.53%	7.99%	6.1	36.5%	$10,515

Subprime Mortgage Loans Subject to Call Option	$406,217	$404,011

(A)	Carrying value includes interest receivable of $0.1 million for the residential housing loans and principal and interest receivable of $7.0 million for the manufactured housing loans.
(B)	The weighted average maturity is based on the timing of expected principal reduction on the assets.
(C)	Includes loans that are 60 or more days past due, in foreclosure, under bankruptcy, or considered real estate owned. As of March 31, 2011, $134.0 million face amount of real estate related loans was on non-accrual status.
(D)	The following is an aging analysis of past due residential loans held-for-investment as of March 31, 2011:

	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Repossessed	Total Past Due	Current	Total Outstanding Face Amount
Manufactured Housing Loans Portoflio I	$579	$412	$161	$673	$1,825	$145,057	$146,882

Newcastle’s management monitors the credit quality of the Manufactured Housing Loans Portfolio I primarily by using the ageing analysis, current trends in delinquencies and the actual loss incurrence rate.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2011

(dollars in tables in thousands, except share data)

The following is a summary of real estate related loans by maturities at March 31, 2011:

Year of Maturity (1)	Outstanding Face Amount	Carrying Value	Number of Loans
Delinquent (2)	$96,706	$45,417	4
Period from April 1, 2011 to December 31, 2011	168,997	140,581	6
2012	142,810	73,736	5
2013	29,474	21,683	3
2014	295,273	230,561	8
2015	209,465	165,847	6
2016	111,678	75,349	2
Thereafter	17,925	15,688	1

Total	$1,072,328	$768,862	35

(1)	Based on the final extended maturity date of each loan investment as of March 31, 2011.
(2)	Includes loans that are non-performing, in foreclosure, or under bankruptcy.

Activities relating to the carrying value of our real estate loans and residential mortgage loans are as follows:

	Held for Sale		Held for Investment
	Real Estate Related Loans	Residential Mortgage Loans	Residential Mortgage Loans
December 31, 2010	$782,605	$253,213	$124,974
Purchases / additional fundings	111,667	—	—
Interest accrued to principal balance	4,535	—	—
Principal paydowns	(172,271)	(6,704)	(3,326)
Valuation (allowance) reversal on loans	41,539	153	(385)
Accretion of loan discount and other amortization	—	—	343
Other	787	(87)	55

March 31, 2011	$768,862	$246,575	$121,661

The following is a rollforward of the related loss allowance.

	Held For Sale		Held For Investment
	Real Estate Related Loans	Residential Mortgage Loans	Residential Mortgage Loans (B)
Balance at December 31, 2010	$(321,591)	$(25,193)	$(21,350)
Charge-offs (A)	25,344	1,313	1,072
Valuation (allowance) reversal on loans	41,539	153	(385)

Balance at March 31, 2011	$(254,708)	$(23,727)	$(20,663)

(A)	The charge-offs for real estate related loans represent a loan which was written off during the period.
(B)	The allowance for credit losses was determined based on the guidance for loans acquired with deteriorated credit quality.

Securitization of Subprime Mortgage Loans

The following table presents information on the retained interests in Newcastle’s securitizations of subprime mortgage loans at March 31, 2011:

	Subprime Portfolio
	I	II
Total securitized loans (unpaid principal balance) (A)	$512,691	$679,180
Loans subject to call option (carrying value)	$299,176	$104,835
Retained interests (fair value) (B)	$1,087	$—

(A)	Average loan seasoning of 68 months and 50 months for Subprime Portfolios I and II, respectively, at March 31, 2011.
(B)	The retained interests include retained bonds of the securitizations. Their fair value is estimated based on pricing models. Newcastle’s residual interests were written off in the first quarter of 2010. The weighted average yield of the retained bonds was 8.08% as of March 31, 2011.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2011

(dollars in tables in thousands, except share data)

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

The following table summarizes certain characteristics of the underlying subprime mortgage loans, and related financing, in the securitizations as of March 31, 2011:

	Subprime Portfolio
	I	II
Loan unpaid principal balance (UPB)	$512,691	$679,180
Weighted average coupon rate of loans	5.76%	5.24%
Delinquencies of 60 or more days (UPB) (A)	$110,526	$196,958
Net credit losses for the three months ended March 31, 2011	$8,071	$12,588
Cumulative net credit losses	$171,480	$180,224
Cumulative net credit losses as a % of original UPB	11.42%	16.57%
Percentage of ARM loans (B)	52.9%	65.6%
Percentage of loans with original loan-to-value ratio >90%	10.70%	17.20%
Percentage of interest-only loans	22.6%	4.2%
Face amount of debt (C)	$507,499	$671,756
Weighted average funding cost of debt (D)	1.37%	1.47%

(A)	Delinquencies include loans 60 or more days past due, in foreclosure, under bankruptcy filing or real estate owned.
(B)	ARM loans are adjustable-rate mortgage loans. An option ARM is an adjustable-rate mortgage that provides the borrower with an option to choose from several payment amounts each month for a specified period of the loan term. None of the loans in the subprime portfolios are option ARMs.
(C)	Excludes face amount of $5.2 million and $7.4 million of retained notes for Subprime Portfolios I and II, respectively, at March 31, 2011.
(D)	Includes the effect of applicable hedges.

Newcastle received negligible cash inflows from the retained interests of Subprime Portfolios I and II, during the three months ended March 31, 2011 and $0.1 million and $0.2 million from I and II, respectively, during the three months ended March 31, 2010.

The loans subject to call option and the corresponding financing recognize interest income and expense based on the expected weighted average coupons of the loans subject to call option at the call date of 9.24% and 8.68% for Subprime Portfolio’s I and II, respectively.

Servicing Rights

In February 2011, Newcastle, through one of its subsidiaries, purchased the management rights with respect to certain CBASS Investment Management LLC (“C-BASS”) CDOs pursuant to a bankruptcy proceeding for $2.2 million. Newcastle initially recorded the cost of acquiring the collateral management rights as a servicing asset and subsequently amortized this asset in proportion to, and over the period of, estimated net servicing income. Servicing assets are assessed for impairment on a quarterly basis, with impairment recognized as a valuation allowance. Key economic assumptions used in measuring any potential impairment of the servicing assets include the prepayment speeds of the underlying loans, default rates, loss severities and discount rates. During the three months ended March 31, 2011, Newcastle recorded $41,767 of servicing rights amortization and no servicing rights impairment. As of March 31, 2011, Newcastle’s servicing asset had a carrying value of $2.1 million recorded in Receivables and Other Assets.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2011

(dollars in tables in thousands, except share data)

5. DEBT OBLIGATIONS

The following table presents certain information regarding Newcastle’s debt obligations and related hedges at March 31, 2011:

										Collateral
Debt Obligation/Collateral	Month Issued		Outstanding Face Amount	Carrying Value	Unhedged Weighted Average Funding Cost (A)	Final Stated Maturity	Weighted Average Funding Cost (B)	Weighted Average Maturity (Years)	Face Amount of Floating Rate Debt	Outstanding Face Amount (C)	Amortized Cost Basis (C)	Carrying Value (C)	Weighted Average Maturity (Years)	Floating Rate Face Amount (C)	Aggregate Notional Amount of Current Hedges (D)
CDO Bonds Payable
CDO IV (E)	Mar 2004		$243,416	$242,885	1.20%	Mar 2039	3.20%	1.9	$230,648	$303,186	$271,545	$256,566	3.3	$103,174	$131,500
CDO V (E)	Sep 2004		336,884	335,977	1.03%	Sep 2039	3.29%	2.7	324,506	372,390	288,362	278,502	3.6	139,722	187,080
CDO VI (E)	Apr 2005		90,822	90,822	0.88%	Apr 2040	5.35%	4.1	88,073	344,963	189,022	219,680	3.2	110,410	88,073
CDO VIII	Nov 2006		618,313	617,371	0.85%	Nov 2052	2.11%	2.7	610,713	778,005	548,242	599,376	3.6	461,955	161,655
CDO IX	May 2007		480,125	483,739	0.67%	May 2052	1.57%	2.8	480,125	655,623	526,614	543,001	2.8	427,285	91,498
CDO X	Jul 2007		1,175,000	1,173,399	0.61%	Jul 2052	3.72%	4.5	1,175,000	1,296,177	969,157	1,063,961	4.3	220,418	912,801

			2,944,560	2,944,193			2.99%	3.4	2,909,065	3,750,344	2,792,942	2,961,086	3.7	1,462,964	1,572,607

Other Bonds Payable
MH loans Portfolio I (F)	Apr 2010		82,097	80,930	4.76%	Jul 2035	5.38%	3.4	—	146,882	121,661	121,661	7.7	1,617	—
MH loans Portfolio II	Aug 2006		165,768	165,631	LIBOR+ 0.88%	Aug 2011	5.26%	0.4	165,768	204,675	196,203	196,203	6.1	35,401	124,135

			247,865	246,561			5.30%	1.3	165,768	351,557	317,864	317,864	6.7	37,018	124,135

Notes Payable
Residential Mortgage Loans (G)	Aug 2004		4,296	4,296	LIBOR+ 0.90%	Dec 2034	1.14%	6.7	4,296	4,296	4,296	4,296	6.7	4,296	—

			4,296	4,296			1.14%	6.7	4,296	4,296	4,296	4,296	6.7	4,296	—

Repurchase Agreements
Real estate securities, loans and properties (H)	Dec 2010		16,703	16,703	LIBOR+ 1.50%	Dec 2011	1.74%	0.7	16,703	—	—	—	—	—	—
FNMA/FHLMC securities (I)	Various		79,100	79,100	0.29%	Jun 2011	0.29%	0.3	—	80,177	83,688	83,911	4.7	80,177	—

			95,803	95,803			0.54%	0.3	16,703	80,177	83,688	83,911	4.7	80,177	—

Corporate
Junior subordinated notes payable	Mar 2006		51,004	51,252	7.57%(K)	Apr 2035	7.42%	24.1	—	—	—	—	—	—	—

			51,004	51,252			7.42%	24.1	—	—	—	—	—	—	—

Subtotal debt obligations			3,343,528	3,342,105			3.15%	3.5	$3,095,832	$4,186,374	$3,198,790	$3,367,157	4.0	$1,584,455	$1,696,742

Financing on subprime mortgage loans subject to call option	(J	)	406,217	404,011

Total debt obligations			$3,749,745	$3,746,116

(A)	Weighted average, including floating and fixed rate classes and including the amortization of deferred financing costs.
(B)	Including the effect of applicable hedges.
(C)	Including restricted cash held for reinvestment in CDOs.
(D)	Including a $36.4 million notional amount of interest rate cap agreements in CDO X and a $88.1 million, $40.6 million and $124.1 million notional amount of interest rate swap agreements in CDO VI, CDO X and MH loans portfolio II, respectively, which were economic hedges not designated as hedges for accounting purposes.
(E)	These CDOs were not in compliance with their applicable over collateralization tests as of March 31, 2011. Newcastle is not receiving cash flows from these CDOs (other than senior management fees and cash flows on senior classes of bonds which were repurchased) and expects these CDOs to remain out of compliance for the foreseeable future.
(F)	Excluding $36.9 million of debt sold to certain Newcastle CDOs, which was eliminated in consolidation.
(G)	Notes payable issued to CDO VII, which is eliminated in consolidation.
(H)	The counterparty of this repurchase agreement is Bank of America. It is secured by $41.2 million face amount of notes issued by Newcastle CDO VI, which is eliminated on consolidation. The maximum recourse to Newcastle is $4.2 million.
(I)	The counterparty on these repurchase agreements is Bank of America.
(J)	Issued in April 2006 and July 2007. See Note 4 regarding the securitizations of Subprime Portfolios I and II.
(K)	LIBOR + 2.25% after April 2016.

In the first three months of 2011, Newcastle repurchased $12.1 million face amount of CDO bonds for $1.1 million. As a result, Newcastle extinguished $12.1 million face amount of CDO debt and recorded a gain on extinguishment of debt of $11.0 million.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2011

(dollars in tables in thousands, except share data)

6. FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair Value Summary Table

Newcastle held the following financial instruments at March 31, 2011:

	Principal Balance or Notional Amount	Carrying Value	Fair Value	Fair Value Method (A)	Weighted Average Yield/Funding Cost	Weighted Average Maturity (Years)
Assets
Non-Recourse VIE Financing Structures (F)
Financial instruments:
Real estate securities, available for sale*	$2,542,817	$1,994,079	$1,994,079	Broker quotations, counterparty quotations, pricing services, pricing models	8.99%	4.0
Real estate related loans, held for sale, net	1,003,222	764,254	769,362	Broker quotations, counterparty quotations, pricing services, pricing models	13.70%	2.5
Residential mortgage loans, held for investment, net	146,882	121,661	126,457	Pricing models	9.56%	7.7
Residential mortgage loans, held for sale, net	267,370	246,298	246,298	Pricing models	7.48%	6.2
Subprime mortgage loans subject to call option (B)	406,217	404,011	404,011	(B)	9.09%	(B	)
Restricted cash*	131,540	131,540	131,540
Derivative assets, treated as hedges (C)(E)*	104,205	4,829	4,829	Counterparty quotations	N/A	(C	)
Non-hedge derivative assets (D)(E)*	36,428	2,706	2,706	Counterparty quotations	N/A	(D	)
Operating real estate, held for sale		8,339	8,339
Other investments		18,883	18,883
Receivables and other assets		31,420	31,420

		$3,728,020	$3,737,924

Recourse Financing Structures and Unlevered Assets
Financial instruments:
Real estate securities, available for sale*	$300,346	$94,587	$94,587	Broker quotations, counterparty quotations, pricing services, pricing models	4.11%	1.5
Real estate related loans, held for sale, net	69,106	4,608	4,608	Broker quotations, counterparty quotations, pricing services, pricing models	45.41%	0.8
Residential mortgage loans, held for sale, net	1,055	277	277	Pricing models	47.61%	0.7
Cash and cash equivalents*	160,594	160,594	160,594
Other investments		6,024	6,024
Receivables and other assets		3,586	3,586

		$269,676	$269,676

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2011

(dollars in tables in thousands, except share data)

	Principal Balance or Notional Amount	Carrying Value	Fair Value	Fair Value Method (A)	Weighted Average Yield/Funding Cost	Weighted Average Maturity (Years)
Liabilities
Non-Recourse VIE Financing Structures (F) (G)
Financial instruments:
CDO bonds payable	$2,944,560	$2,944,193	$1,887,700	Pricing models	2.99%	3.4
Other bonds payable	247,865	246,561	240,145	Pricing models	5.30%	1.3
Notes payable	4,296	4,296	3,589	Broker quotation	1.14%	6.7
Repurchase agreements	12,527	12,527	12,527	Market comparables	1.74%	0.7
Financing of subprime mortgage loans subject to call option (B)	406,217	404,011	404,011	(B)	9.09%	(B	)
Interest rate swaps, treated as hedges (C )(E)*	1,303,301	113,001	113,001	Counterparty quotations	N/A	(C	)
Non-hedge derivatives (D)(E)*	378,987	40,943	40,943	Counterparty quotations	N/A	(D	)
Accrued expenses and other liabilities		11,745	11,745

		$3,777,277	$2,713,661

Recourse Financing Structures and Other Liabilities (G)
Financial instruments:
Repurchase agreements	$83,276	$83,276	$83,276	Market comparables	0.36%	0.3
Junior subordinated notes payable	51,004	51,252	35,067	Pricing models	7.42%	24.1
Due to affiliates		1,351	1,351
Accrued expenses and other liabilities		8,586	8,586

		$144,465	$128,280

*	Measured at fair value on a recurring basis.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2011

(dollars in tables in thousands, except share data)

(A)	Methods are listed in order of priority. In the case of real estate securities and real estate related loans, broker quotations are obtained if available and practicable, otherwise counterparty quotations or pricing service valuations are obtained or, finally, internal pricing models are used. Internal pricing models are only used for (i) securities and loans that are not traded in an active market, and, therefore, have little or no price transparency, and for which significant unobservable inputs must be used in estimating fair value, or (ii) loans or debt obligations which are private and untraded.
(B)	These two items result from an option, not an obligation, to repurchase loans from Newcastle’s subprime mortgage loan securitizations (Note 4), are noneconomic until such option is exercised, and are equal and offsetting.
(C)	Represents derivative agreements as follows:

Year of Maturity	Weighted Average Month of Maturity	Aggregate Notional Amount	Weighted Average Fixed Pay Rate / Cap Rate	Aggregate Fair Value Asset / (Liability)
Interest rate cap agreements which receive 1-Month LIBOR:
2015	Sep	$21,000	2.26%	$783
2016	Jul	77,905	2.66%	3,696
2017	Jan	5,300	1.86%	350

		$104,205		$4,829

Interest rate swap agreements which receive 1-Month LIBOR:
2011	Dec	$91,498	5.00%	$(2,869)
2014	Nov	15,604	5.09%	(1,760)
2015	Apr	564,030	5.44%	(43,975)
2016	May	180,155	5.04%	(19,728)
2017	Aug	133,434	5.24%	(20,028)
Interest rate swap agreements which receive 3-Month LIBOR:
2014	Jul	318,580	4.22%	(24,641)

		$1,303,301		$(113,001)

(D)	This represents eight interest rate swap agreements with a total notional balance of $379.0 million, maturing between June 2016 and September 2017, and three interest rate cap agreements with a total notional balance of $36.4 million, maturing in August 2017 and January 2019. Newcastle entered into these hedge agreements to reduce its exposure to interest rate changes on the floating rate financings of its Manufactured Housing Loan Portfolio II and on the floating rate financings of CDO X. These derivative agreements were not designated as hedges for accounting purposes as of March 31, 2011.
(E)	Newcastle’s derivatives fall into two categories. As of March 31, 2011, all derivatives were held within Newcastle’s nonrecourse debt structures (primarily CDOs). An aggregate notional balance of $1.7 billion, which were liabilities at period end, are not subject to Newcastle’s credit risk as they are senior to all the debt obligations of the related CDO. An aggregate notional balance of $140.6 million were assets at period end and therefore are subject to the counterparty’s credit risk. No adjustments have been made to the fair value quotations received related to credit risk as a result of the counterparty’s “AA” credit rating. Newcastle’s significant derivative counterparties include Bank of America, Credit Suisse, Wells Fargo and Deutsche Bank.
(F)	Assets held within CDOs and other non-recourse structures are not available to satisfy obligations outside of such financings, except to the extent Newcastle receives net cash flow distributions from such structures. Furthermore, creditors or beneficial interest holders of these structures have no recourse to the general credit of Newcastle. Therefore, Newcastle’s exposure to the economic losses from such structures is limited to its invested equity in them and economically their book value cannot be less than zero. As a result, the fair value of Newcastle’s net investments in these non-recourse financing structures is equal to the present value of their expected future net cash flows.
(G)	Newcastle notes that the unrealized gain on the liabilities within such structures cannot be fully realized.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2011

(dollars in tables in thousands, except share data)

Valuation Hierarchy

The methodologies used for valuing such instruments have been categorized into three broad levels which form a hierarchy.

Level 1 – Quoted prices in active markets for identical instruments.

Level 2 – Valuations based principally on other observable market parameters, including

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

Level 3 – Valuations based significantly on unobservable inputs.

•

Level 3A – Valuations based on third party indications (broker quotes, counterparty quotes or pricing services) which were, in turn, based significantly on unobservable inputs or were otherwise not supportable as Level 2 valuations.

•	Level 3B – Valuations based on internal models with significant unobservable inputs.

Newcastle follows this hierarchy for its financial instruments measured at fair value on a recurring basis. The classifications are based on the lowest level of input that is significant to the fair value measurement.

The following table summarizes such financial assets and liabilities measured at fair value on a recurring basis at March 31, 2011:

	Principal Balance or Notional Amount		Fair Value
		Carrying Value	Level 2	Level 3A (1)	Level 3B (2)	Total
Assets:
Real estate securities, available for sale:
CMBS	$1,890,455	$1,443,948	$—	$1,274,921	$169,027	$1,443,948
REIT debt	299,523	314,881	314,881	—	—	314,881
ABS - subprime	326,093	179,455	—	78,869	100,586	179,455
ABS - other real estate	71,026	50,488	—	43,121	7,367	50,488
FNMA / FHLMC	87,453	91,647	91,647	—	—	91,647
CDO	168,613	5,618	—	—	5,618	5,618

Debt security total	$2,843,163	2,086,037	406,528	1,396,911	282,598	2,086,037

Equity securities		2,629	—	—	2,629	2,629

Real estate securities total		$2,088,666	$406,528	$1,396,911	$285,227	$2,088,666

Derivative assets:
Interest rate caps, treated as hedges	$104,205	$4,829	$4,829	$—	$—	$4,829
Interest rate caps, not treated as hedges	36,428	2,706	2,706	—	—	2,706

Derivative assets total	$140,633	$7,535	$7,535	$—	$—	$7,535

Liabilities:
Derivative Liabilities:
Interest rate swaps, treated as hedges	$1,303,301	$113,001	$113,001	$—	$—	$113,001
Interest rate swaps, not treated as hedges	378,987	40,943	40,943	—	—	40,943

Derivative liabilities total	$1,682,288	$153,944	$153,944	$—	$—	$153,944

(1)	Third party pricing sources with significant unobservable inputs.
(2)	Internal models with significant unobservable inputs.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2011

(dollars in tables in thousands, except share data)

Newcastle’s investments in instruments measured at fair value on a recurring basis using Level 3 inputs changed during the three months ended March 31, 2011 as follows:

	Level 3A
	CMBS		ABS		Equity/Other Securities	Total
	Conduit	Other	Subprime	Other
Balance at December 31, 2010	$840,227	$331,904	$83,582	$36,193	$—	$1,291,906
Transfers (A)
Transfers from Level 3B	5,032	—	6,806	—	—	11,838
Transfers into Level 3B	—	—	(14,794)	—	—	(14,794)
Total gains (losses) (B)
Included in net income (C)	16,928	(1,590)	(1,179)	—	—	14,159
Included in other comprehensive income (loss)	18,425	22,715	128	367	—	41,635
Amortization included in interest income	6,494	1,151	1,665	54	—	9,364
Purchases, sales and settlements
Purchases	84,193	25,146	8,365	7,548	—	125,252
Proceeds from sales	(23,415)	(10,609)	—	—	—	(34,024)
Proceeds from repayments	(31,861)	(9,819)	(5,704)	(1,041)	—	(48,425)

Balance at March 31, 2011	$916,023	$358,898	$78,869	$43,121	$—	$1,396,911

	Level 3B
	CMBS		ABS		Equity/Other Securities	Total
	Conduit	Other	Subprime	Other
Balance at December 31, 2010	$107,457	$21,146	$94,424	$8,985	$4,282	$236,294
Transfers (A)
Transfers from Level 3A	—	—	14,794	—	—	14,794
Transfers into Level 3A	(5,032)	—	(6,806)	—	—	(11,838)
Total gains (losses) (B)
Included in net income (C)	12,557	722	824	27	—	14,130
Included in other comprehensive income (loss)	48,642	206	5,961	(1,058)	(1,609)	52,142
Amortization included in interest income	4,719	28	3,220	399	187	8,553
Purchases, sales and settlements
Purchases	—	—	25	—	5,387	5,412
Proceeds from sales	(16,051)	(721)	(8,219)	(348)	—	(25,339)
Proceeds from repayments	(4,630)	(16)	(3,637)	(638)	—	(8,921)

Balance at March 31, 2011	$147,662	$21,365	$100,586	$7,367	$8,247	$285,227

(A)	Transfers are assumed to occur at the beginning of the quarter.
(B)	None of the gains (losses) recorded in earnings during the period is attributable to the change in unrealized gains (losses) relating to Level 3 assets still held at the reporting dates.
(C)	These gains (losses) are recorded in the following line items in the consolidated statement of income:

	Three Months Ended March 31, 2011
	Level 3A	Level 3B
Gain (loss) on settlement of investments, net	$15,566	$16,824
Other income (loss), net	—	—
OTTI	(1,407)	(2,694)

Total	$14,159	$14,130

Gain (loss) on settlement of investments, net, from investments transferred into Level 3 during the period	$—	$—

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2011

(dollars in tables in thousands, except share data)

Securities Valuation

As of March 31, 2011, Newcastle’s securities valuation methodology and results are further detailed as follows:

			Fair Value
Asset Type	Outstanding Face Amount	Amortized Cost Basis (A)	Multiple Quotes (B)	Single Quote (C)	Internal Pricing Models (D)	Total
CMBS	$1,890,455	$1,318,584	$861,331	$413,590	$169,027	$1,443,948
REIT debt	299,523	298,122	228,942	85,939	—	314,881
ABS – subprime	326,093	156,825	58,169	20,700	100,586	179,455
ABS – other real estate	71,026	48,476	43,121	—	7,367	50,488
FNMA / FHLMC	87,453	91,371	58,865	32,782	—	91,647
CDO	168,613	5,574	—	—	5,618	5,618

Debt security total	$2,843,163	1,918,952	1,250,428	553,011	282,598	2,086,037

Equity securities		1,112	—	—	2,629	2,629

Total		$1,920,064	$1,250,428	$553,011	$285,227	$2,088,666

(A)	Net of discounts (or gross of premiums) and after OTTI, including impairment taken during the period ended March 31, 2011.
(B)	Management generally obtained pricing service quotations or broker quotations from two sources, one of which was generally the seller (the party that sold us the security). Management selected one of the quotes received as being most representative of fair value and did not use an average of the quotes. Newcastle’s methodology is to not use quotes from selling brokers, unless those quotes are the only marks available, or unless the quotes provided by other (non-selling) brokers or pricing services are, in management’s judgment, not representative of fair value. Even if Newcastle receives two or more quotes on a particular security that come from non-selling brokers or pricing services, it does not use an average because management believes using an actual quote more closely represents a transactable price for the security than an average level. Furthermore, in some cases there is a wide disparity between the quotes Newcastle receives. Management believes using an average of the quotes in these cases would generally not represent the fair value of the asset. Based on Newcastle’s own fair value analysis using internal models, management selects one of the quotes which is believed to more accurately reflect fair value. Newcastle never adjusts quotes received.
(C)	Management was unable to obtain quotations from more than one source on these securities. The one source was generally the seller (the party that sold us the security) or a pricing service.
(D)	Securities whose fair value was estimated based on internal pricing models are further detailed as follows:

	Amortized Cost Basis (A)	Fair Value	Impairment Recorded In Current Period	Unrealized Gains (Losses) in Accumulated OCI	Assumption Ranges
					Discount Rate	Prepayment Speed (E)	Cumulative Default Rate	Loss Severity
CMBS – Conduit	$80,320	$147,662	$223	$67,342	12%	N/A	3% - 82%	23% - 100%
CMBS – Large loan / Single borrower	22,908	21,365	—	(1,543)	8% - 15%	N/A	0% - 100%	0% - 100%
ABS – subprime	81,735	100,586	2,471	18,851	8%	0% - 7%	24% - 90%	60% - 100%
ABS – other RE	6,184	7,367	—	1,183	8%	0% - 3%	40% - 75%	55% - 95%
CDO	5,574	5,618	—	44	N/A	N/A	100%	100%

Debt security total	$196,721	$282,598	$2,694	$85,877
Equity securities	1,112	2,629	—	1,517

Total	$197,833	$285,227	$2,694	$87,394

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

MARCH 31, 2011

(dollars in tables in thousands, except share data)

The discount rates Newcastle uses are derived from a range of observable pricing on securities backed by similar collateral and offered in a live market. As the markets in which Newcastle transacts have become less liquid, Newcastle has had to rely on fewer data points in this analysis.

(E)	Projected annualized average prepayment rate.

Loan Valuation

Loans which Newcastle does not have the ability to hold into the foreseeable future are classified as held-for-sale. As a result, these held-for-sale loans are carried at the lower of amortized cost or fair value and are therefore recorded at fair value on a non-recurring basis. During the three months ended March 31, 2011, Newcastle recorded ($41.5) million and $0.2 million of valuation allowance (reversal) on real estate related loans and residential mortgage loans (Note 4), respectively. These loans were written down to fair value at the time of the impairment, based on broker quotations, pricing service quotations or internal pricing models. All the loans were within Level 3 of the fair value hierarchy. For real estate related loans, the most significant inputs used in the valuations are the amount and timing of expected future cash flows, market yields and the estimated collateral value of such loan investments. For residential mortgage loans, significant inputs include management’s expectations of prepayment speeds, default rates, loss severities and discount rates that market participants would use in determining the fair values of similar pools of residential mortgage loans.

The following tables summarize the fair value information for real estate related loans and residential mortgage loans held-for-sale as of March 31, 2011:

	Outstanding Face Amount	Carrying Value	Fair Value	Valuation Allowance/ (Reversal) In Current Period	Significant Input Ranges
Loan Type					Discount Rate	Loss Severity
Mezzanine	$530,664	$394,656	$398,699	$(30,317)	8.0% - 45.4%	0.0% - 100.0%
Bank Loan	277,660	184,265	185,310	(6,914)	5.4% - 24.9%	0.0% - 60.0%
B-Note	233,132	159,069	159,069	(4,308)	12.0% - 15.0%	0.0% - 100.0%
Whole Loan	30,872	30,872	30,892	—	5.2% - 7.8%	0.0% - 0.0%

Total Real Estate Related Loans Held for Sale, Net	$1,072,328	$768,862	$773,970	$(41,539)

				Valuation Allowance/ (Reversal) In Current Period	Significant Input Ranges
	Outstanding Face Amount	Carrying Value	Fair Value		Discount Rate	Prepayment Speed	Cumulative Default Rate	Loss Severity
Loan Type
Residential Loans	$62,695	$50,095	$50,095	$(941)	5% - 5.7%	0% - 6%	0.0% - 3.3%	0% - 4%
Manufactured Housing Loans I	1,055	277	277	18	47.6%	3.0%	4.0%	75.0%
Manufactured Housing Loans II	204,675	196,203	196,203	770	8.0%	5.0%	3.5%	80.0%

Total Residential Mortgage Loans Held for Sale, Net	$268,425	$246,575	$246,575	$(153)

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2011

(dollars in tables in thousands, except share data)

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

		Fair Value
	Balance sheet location	March 31, 2011	December 31, 2010
Derivative Assets
Interest rate caps, designated as hedges	Derivative Assets	$4,829	$4,537
Interest rate caps, not designated as hedges	Derivative Assets	2,706	2,530

		$7,535	$7,067

Derivative Liabilities
Interest rate swaps, designated as hedges	Derivative Liabilities	$113,001	$136,575
Interest rate swaps, not designated as hedges	Derivative Liabilities	40,943	40,286

		$153,944	$176,861

The following table summarizes information related to derivatives:

	March 31, 2011	December 31, 2010
Cash flow hedges
Notional amount of interest rate swap agreements	$1,303,301	$1,473,669
Notional amount of interest rate cap agreements	104,205	104,205
Amount of (loss) recognized in OCI on effective portion	(95,166)	(118,608)
Deferred hedge gain (loss) related to anticipated financings, which have subsequently occurred, net of amortization	343	357
Deferred hedge gain (loss) related to dedesignation, net of amortization	624	1,343
Expected reclassification of deferred hedges from AOCI into earnings over the next 12 months	2,034	2,289
Expected reclassification of current hedges from AOCI into earnings over the next 12 months	(57,591)	(63,541)
Non-hedge Derivatives
Notional amount of interest rate swap agreements	378,987	343,570
Notional amount of interest rate cap agreements	36,428	36,428

The following table summarizes gains (losses) recorded in relation to derivatives:

		Three Months Ended March 31,
	Income statement location	2011	2010
Cash flow hedges
Gain (loss) on the ineffective portion	Other income (loss)	$283	$(1)
Gain (loss) immediately recognized at dedesignation	Gain (loss) on sale of investments;
	Other income (loss)	(5,315)	(3,279)
Amount of gain (loss) reclassified from AOCI into income, related to effective portion	Interest expense	(21,191)	(25,320)
Deferred hedge gain reclassified from AOCI into income, related to anticipated financings	Interest expense	14	434
Deferred hedge gain (loss) reclassified from AOCI into income, related to effective portion of dedesignated hedges	Interest expense	719	(2,033)
Non-hedge derivatives gain (loss)	Other income (loss)	4,831	(1,748)

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2011

(dollars in tables in thousands, except share data)

7. EQUITY AND EARNINGS PER SHARE

Newcastle is required to present both basic and diluted earnings per share (“EPS”). Basic EPS is calculated by dividing net income available for common stockholders by the weighted average number of shares of common stock outstanding during each period. Diluted EPS is calculated by dividing net income available for common stockholders by the weighted average number of shares of common stock outstanding plus the additional dilutive effect of common stock equivalents during each period. Newcastle’s common stock equivalents are its outstanding stock options. During the three months ended March 31, 2011, based on the treasury stock method, Newcastle had 8,886 dilutive common stock equivalents resulting from its outstanding options. During the three months ended March 31, 2010, Newcastle had no dilutive common stock equivalents (common stock equivalents are not dilutive in periods of net loss or when all of the exercise prices exceed the current average market price). Net income available for common stockholders is equal to net income less preferred dividends plus the excess of the carrying amount of exchanged preferred stock over the fair value of consideration paid.

In March 2011, Newcastle filed a shelf registration statement with the SEC covering common stock, preferred stock, depositary shares, debt securities and warrants.

In March 2011, Newcastle issued 17,250,000 million shares of its common stock in a public offering at a price to the public of $6.00 per share for net proceeds of approximately $98.4 million. For the purpose of compensating the Manager for its successful efforts in raising capital for Newcastle, in connection with this offering, Newcastle granted options to the Manager to purchase 1,725,000 shares of Newcastle’s common stock at the public offering price, which were valued at approximately $7.0 million.

As of March 31, 2011, Newcastle’s outstanding options were summarized as follows:

Held by the Manager	3,411,447
Issued to the Manager and subsequently transferred to certain of the Manager’s employees	798,162
Held by the independent directors	14,000

Total	4,223,609

8. COMMITMENTS AND CONTINGENCIES

Litigation — Newcastle is, from time to time, a defendant in legal actions from transactions conducted in the ordinary course of business. Management, after consultation with legal counsel, believes the ultimate liability arising from such actions which existed at March 31, 2011, if any, will not materially affect Newcastle’s consolidated results of operations or financial position.

Contingent Gain in CDOs — Newcastle cannot economically lose more than its investment amount in any given non-recourse financing structure. Therefore, impairment recorded in excess of such investment, which results in negative GAAP book value for a given non-recourse financing structure, cannot economically be incurred. For non-recourse financing structures with negative GAAP book value, the aggregate negative GAAP book value will eventually be recorded as an increase to GAAP book value. As of March 31, 2011, Newcastle has recorded $297.8 million of losses in its CDOs in excess of its economic exposure which must eventually be reversed through amortization, sales at gains, or as reductions to accumulated deficit at the deconsolidation or termination of the CDOs.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2011

(dollars in tables in thousands, except share data)

9. GAIN (LOSSES) ON SETTLEMENT OF INVESTMENTS, NET AND OTHER INCOME (LOSS), NET

These items are comprised of the following:

	Three Months Ended March 31,
	2011	2010
Gain (loss) on settlement of investments, net
Gain on settlement of real estate securities	$34,157	$13,817
Loss on settlement of real estate securities	(1,785)	(861)
Gain on repayment/disposition of loans held for sale	1,720	—
Realized gain (loss) on termination of derivative instruments	—	(3,279)

	$34,092	$9,677

Other income (loss), net
Gain (loss) on non-hedge derivative instruments	$4,831	$(1,748)
Unrealized (loss) recognized at de-designation of hedges	(5,315)	—
Hedge ineffectiveness	283	(1)
Equity in earnings of equity method investees	—	85
Collateral management fee income	536	134
Other income (loss)	—	50

	$335	$(1,480)

10. COMPREHENSIVE INCOME

The following table summarizes our comprehensive income for the interim periods presented:

	Three Months Ended March 31,
	2011	2010
Net income	$109,673	$140,425
Net unrealized gain on securities	126,143	117,928
Reclassification of net realized (gain) loss on securities into earnings	(28,271)	14,786
Net unrealized gain (loss) on derivatives designated as cash flow hedges	18,411	(8,528)
Reclassification of net realized (gain) loss on derivatives designated as cash flow hedges into earnings	4,298	4,879

	$230,254	$269,490

11. SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES RELATED TO CDOs

Newcastle considers all activity in its CDOs’ restricted cash accounts to be non-cash activity for purposes of its consolidated statement of cash flows since transactions conducted with restricted cash have no effect on its cash and cash equivalents. Supplemental non-cash investing and financing activities relating to CDOs are disclosed below:

	Three Months Ended March 31,
	2011	2010
Restricted cash generated from sale of securities	$61,052	$57,964
Restricted cash generated from sale of real estate related loans	$—	$3,420
Restricted cash generated from paydowns on securities and loans	$211,786	$82,330
Restricted cash used for purchases of real estate securities	$126,163	$99,216
Restricted cash used for purchases of real estate related loans	$111,667	$—
Restricted cash used for repayments of CDO bonds payable	$54,104	$14,167

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2011

(dollars in tables in thousands, except share data)

12. RECENT ACTIVITIES

These financial statements include a discussion of material events which have occurred subsequent to March 31, 2011 (referred to as “subsequent events”) through the issuance of these consolidated financial statements. Events subsequent to that date have not been considered in these financial statements.

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

In February 2011, Newcastle, through one of its subsidiaries, purchased the management rights with respect to certain C-BASS Investment Management LLC (“C-BASS”) CDOs pursuant to a bankruptcy proceeding for $2.2 million. As a result, Newcastle became the collateral manager of certain CDOs previously managed by C-BASS and will earn, on average, a 20 basis point annual senior management fee on a portion of the total collateral, which was $1.3 billion at acquisition.

In February 2011, two mezzanine loan investments with a total outstanding principal balance of $88.8 million were paid off in full. The payoff increased Newcastle’s restricted cash available for reinvestment in two CDOs by $60.8 million and its unrestricted cash by $28.0 million.

In the first three months of 2011, Newcastle settled purchases of $80.6 million principal balance of FNMA/FHLMC securities (primarily one-year ARM) for approximately $84.2 million, using $4.2 million of unrestricted cash and financed with $80.0 million of repurchase agreements. These repurchase agreements bear interest between 0.28% to 0.29%, mature in May 2011 and June 2011, and are subject to customary margin call provisions.

In April 2011, Newcastle entered into an agreement to sell its retained interests in Newcastle CDO VII for an initial cash consideration of $1.5 million and a contingent consideration to be determined subject to the subsequent liquidation of CDO VII. Newcastle expects to record a gain of approximately $1.0 million in the second quarter of 2011, representing the excess of the initial cash consideration over the carrying value of its retained interests. However, at the time of this filing, Newcastle cannot estimate the amount of the contingent consideration or the amount of contingent gain in excess of the initial cash consideration.

On May 4, 2011, Newcastle completed a securitization transaction to refinance its Manufactured Housing Loans Portfolio II (the “Portfolio”). Newcastle sold approximately $197.0 million outstanding principal balance of manufactured housing loans to Newcastle Investment Trust 2011-MH 1 (the “Issuer”), an indirect wholly-owned subsidiary of Newcastle. The Issuer issued approximately $159.8 million aggregate principal amount of investment grade notes of which $142.8 million was sold to third parties and $17.0 million was sold to one of the CDOs managed and consolidated by Newcastle. In addition, Newcastle retained the below investment grade notes and residual interest. As a result, Newcastle invested approximately $20.0 million of its unrestricted cash in the new securitization structure. The notes issued to third parties have an average expected maturity of 3.8 years and bear interest at an average rate of 3.23% per annum. At the closing of the securitization transaction, Newcastle used the gross proceeds received from the issuance of the notes to repay the previously existing debt in full, terminate the related interest rate swap contracts and pay the related transaction costs. Newcastle is currently evaluating the impact of this transaction on its financial results, which will be recorded in the second quarter of 2011.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following should be read in conjunction with the unaudited consolidated financial statements and notes thereto included herein, and with Part II, Item 1A, “Risk Factors.”

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

We employ leverage as part of our investment strategy. We do not have a predetermined target debt to equity ratio as we believe the appropriate leverage for the particular assets we are financing depends on the credit quality of those assets. As of March 31, 2011, we have complied with the general investment guidelines adopted by our board of directors that limit total leverage. We utilize leverage for the sole purpose of financing our portfolio and not for the purpose of speculating on changes in interest rates.

We strive to maintain access to a broad array of capital resources in an effort to insulate our business from potential fluctuations in the availability of capital. We seek to utilize multiple forms of financing including collateralized debt obligations (CDOs), other securitizations, term loans, and trust preferred securities, as well as short term financing in the form of loans and repurchase agreements. As we discuss in more detail under “–Market Considerations” below, while market conditions have improved meaningfully since 2008, the current conditions continue to reduce the array of capital resources available to us and have made the terms of capital resources we are able to obtain generally less favorable to us relative to the terms we were able to obtain prior to the onset of challenging conditions. That said, credit and liquidity conditions have continued to improve during 2010 and early 2011, and, as a result, we have recently been able to access more types of capital – and on better terms – than we had been able to access during 2008 and 2009.

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

We conduct our business through following segments: (i) investments financed with non-recourse collateralized debt obligations (“CDOs”), (ii) investments financed with other non-recourse debt, (iii) investments and debt repurchases financed with recourse debt, (iv) unlevered investments and (v) corporate. With respect to the first two nonrecourse segments, Newcastle is generally entitled to receive the net cash flows from these structures on a periodic basis. Revenues attributable to each segment are disclosed below (in thousands).

	Non-recourse
For the Three Months Ended March 31,	CDOs	Other Non-Recourse	Recourse	Unlevered	Corporate	Intersegment Elimination	Total
2011	$54,828	$17,481	$147	$493	$20	$(766)	$72,203
2010	$50,943	$18,046	$859	$223	$21	$—	$70,092

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

From mid-2007 through early 2009, credit spreads widened substantially. One of the key drivers of the widening of credit spreads over these years was the continued disruption and liquidity concerns throughout the credit markets. The severity and scope of the disruption intensified meaningfully during the fourth quarter of 2008 and the first quarter of 2009. In the latter part of 2009, credit spreads tightened substantially. This trend continued in 2010 and early 2011. This tightening of credit spreads caused the net unrealized gains on our securities to increase during the first quarter of 2011. Despite signs of meaningful improvement, market conditions remain challenging, could change rapidly, and we cannot predict how recent or future changes in market conditions will affect our business.

Liquidity

Credit and liquidity conditions have continued to improve during 2010 and early 2011, but such conditions are still less favorable than those we experienced prior to 2007. Recent challenging credit and liquidity conditions have adversely affected us and the markets in which we operate in a number of other ways. For example, they have reduced the market trading activity for many real estate securities and loans, resulting in less liquid markets for those securities and loans. As the securities held by us and many other companies in our industry are marked to market at the end of each quarter, the decreased liquidity and concern over market conditions have resulted in significant reductions in mark to market valuations of many real estate securities and loans and the collateral underlying them, as well as volatility and uncertainty with respect to such valuations. These lower valuations, and decreased expectations of future cash flows, have affected us by, among other things:

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

With respect to dividends, we have paid all dividends on our preferred stock as of April 30, 2011. We have elected not to declare any dividends or our common stock since the third quarter of 2008. We may elect to adjust or not to pay any future dividend payments to reflect our current and expected cash from operations or to satisfy future liquidity needs.

Extent of Market Disruption

Market conditions have meaningfully improved over the last two years, but it is not clear whether a sustained recovery will occur or, if so, for how long it will last. We do not currently know the full extent to which the continuing challenging market conditions will affect us or the markets in which we operate. If such conditions continue, particularly with respect to commercial real estate, we may experience additional impairment charges, potential reductions in cash flows from our investments and additional challenges in raising capital and obtaining investment or other financing on attractive terms.

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

The VIEs in which we have a significant interest include (i) our CDOs, and (ii) our manufactured housing loan financing structures. Our CDOs were all consolidated under prior guidance; however, under current guidance we do not have the power to direct the relevant activities of CDO VII, as a result of the event of default which allows us to be removed as collateral manager of CDO VII and prevents us from purchasing or selling collateral within CDO VII, and therefore we have deconsolidated CDO VII as of January 1, 2010. Similar events of default in the future, if they occur, could cause us to deconsolidate additional financing structures. Our manufactured housing loan financing structures were consolidated under prior guidance and continue to be consolidated under the current guidance. However, we completed a securitization transaction to refinance our Manufactured Housing Loans Portfolio I. We analyzed the securitization under the applicable accounting guidance and concluded that the securitization transaction should be accounted for as a secured borrowing. As a result, we continue to recognize the portfolio of manufactured housing loans as pledged assets, which have been classified as loans held for investment at securitization, and recorded the notes issued to third parties as a secured borrowing.

Our subprime securitizations are also considered VIEs, but we do not control their activities and no longer receive a significant portion of their returns. These subprime securitizations were not consolidated under the current or prior guidance.

In addition, our investments in CMBS, CDO securities and loans may be deemed to be variable interests in VIEs, depending on their structure. We are not obligated to provide, nor have we provided, any financial support to these VIEs. We monitor these investments and, to the extent we determine that we potentially own a majority of the currently controlling class, analyze them for potential consolidation. As of March 31, 2011, we have not consolidated these potential VIEs due to the determination that, based on the nature of Newcastle’s investments and the provisions governing these structures, we do not have the power to direct the activities that most significantly impact their economic performance.

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

See Note 6 to our consolidated financial statements in Part I, Item 1, “Financial Statements and Supplementary Data” for information regarding the fair value of our investments, and its estimation methodology, as of March 31, 2011.

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

We generally classify the broker and pricing service quotations we receive as level 3A inputs, except for certain liquid securities. They are quoted prices in generally inactive and illiquid markets for identical or similar securities. These quotations are generally received via email and contain disclaimers which state that they are “indicative” and not “actionable” – meaning that the party giving the quotation is not bound to actually purchase the security at the quoted price. These quotations are generally based on models prepared by the brokers and we have little visibility into the inputs they use. Based on quarterly procedures we have performed with respect to quotations received from these brokers, including comparison to the outputs generated from our internal pricing models and transactions we have completed with respect to these securities, as well as on our knowledge and experience of these markets, we have generally determined that these quotes represent a reasonable estimate of fair value. For the $1.8 billion carrying value of securities valued using quotations as of March 31, 2011, a 100 basis point change in credit spreads would impact estimated fair value by approximately $53.2 million.

Our estimation of the fair value of level 3B assets (as described below) involves significant judgment. We validated the inputs and outputs of our models by comparing them to available independent third party market parameters and models for reasonableness. We believe the assumptions we used are within the range that a market participant would use and factor in the relative illiquidity, but slight improvement in liquidity, currently in the markets. In the first three months of 2011, we have generally used lower discount rates as inputs to our models for ABS securities in order to reflect current market conditions. The other inputs to our models, including prepayment speeds, default rates and severity assumptions, have generally remained consistent with the assumptions used at year-end, other than certain modifications we have made to the assumptions to reflect conditions relevant to specific assets.

For CMBS and ABS securities valued with internal models, which have an aggregate fair value of $277.0 million as of March 31, 2011, a 10% unfavorable change in our assumptions would result in the following decreases in such aggregate fair value (in thousands):

	CMBS	ABS
Outstanding face amount	$431,675	$255,354
Fair value	$169,027	$107,953
Effect on fair value with 10% unfavorable change in:
Discount rate	$(5,631)	$(4,390)
Prepayment rate	N/A	$(1,385)
Default rate	$(27,925)	$(6,200)
Loss severity	$(12,952)	$(10,277)

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

As of March 31, 2011, we had 49 securities, with a carrying amount of $137.2 million, that had been downgraded during the three months ended March 31, 2011, and recorded a net other-than-temporary impairment charge of $2.4 million on these securities in 2011. However, we do not depend on credit ratings in underwriting our securities, either at acquisition or on an ongoing basis. As mentioned above, a credit rating downgrade is one factor that we monitor and consider in our analysis regarding other-than-temporary impairment, but it is not determinative. Our securities generally benefit from the support of one or more subordinate classes of securities or equity or other forms of credit support. Therefore, credit rating downgrades, even to the extent they relate to an expectation that a securitization we have invested in, on an overall basis, has credit issues, may not ultimately impact cash flow estimates for the class of securities in which we are invested.

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

Revenue Recognition on Securities

Income on these securities is recognized using a level yield methodology based upon a number of cash flow assumptions that are subject to uncertainties and contingencies. Such assumptions include the rate and timing of principal and interest receipts (which may be subject to prepayments and defaults). These assumptions are updated on at least a quarterly basis to reflect changes related to a particular security, actual historical data, and market changes. These uncertainties and contingencies are difficult to predict and are subject to future events, and economic and market conditions, which may alter the assumptions. For securities acquired at a discount for credit losses, we recognize the excess of all cash flows expected over our investment in the securities as Interest Income on a “loss adjusted yield” basis. The loss-adjusted yield is determined based on an evaluation of the credit status of securities, as described in connection with the analysis of impairment above.

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

RESULTS OF OPERATIONS

The following table summarizes the changes in our results of operations for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 (dollars in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2011	2010	Amount	%
Interest income	$72,203	$70,092	$2,111	3.0%
Interest expense	38,165	45,589	(7,424)	(16.3%)

Net interest income	34,038	24,503	9,535	38.9%

Impairment (Reversal)
Valuation allowance (reversal) on loans	(41,307)	(95,774)	54,467	56.9%
Other-than-temporary impairment on securities, net	4,101	27,742	(23,641)	(85.2%)

	(37,206)	(68,032)	30,826	45.3%

Net interest income after impairment	71,244	92,535	(21,291)	(23.0%)
Other Income (Loss)
Gain (loss) on settlement of investments, net	34,092	9,677	24,415	252.3%
Gain on extinguishment of debt	11,042	48,346	(37,304)	(77.2%)
Other income (loss), net	335	(1,480)	1,815	122.6%

	45,469	56,543	(11,074)	(19.6%)

Expenses
Loan and security servicing expense	1,060	1,035	25	2.4%
General and administrative expense	1,601	3,101	(1,500)	(48.4%)
Management fee to affiliate	4,189	4,477	(288)	(6.4%)

	6,850	8,613	(1,763)	(20.5%)

Income from continuing operations	$109,863	$140,465	$(30,602)	(21.8%)

Interest Income

Interest income increased by $2.1 million primarily due to a net increase in interest income in our CDOs as a result of new investments made, partially offset by paydowns and changes in interest rates.

Interest Expense

Interest expense decreased by $7.4 million primarily due to (i) a $1.6 million decrease in interest expense as a result of the paydowns and repurchases of our CDO debt obligations, (ii) a $3.9 million decrease in derivative interest expense as a result of a decrease in swap notional amounts and changes in interest rates and (iii) a $2.3 million decrease in the amortization of deferred hedge losses. The decreases described in (i) to (iii) above were partially offset by a $0.4 million increase in interest expense on our junior subordinated notes due to the resumption of the original stated interest rate subsequent to the interest modification period.

Valuation Allowance (Reversal) on Loans

The valuation allowance (reversal) on loans changed by $54.5 million primarily due to a significantly larger net increase in fair values of our real estate related loans and residential mortgage loans during the three months ended March 31, 2010 compared to the three months ended March 31, 2011 as a result of improved market conditions. This change in fair values impacted the amount of valuation allowance we were able to reverse during those periods.

Other-than-temporary Impairment on Securities, Net

The other-than-temporary impairment on securities decreased by $23.6 million primarily due to improved market conditions.

Gain (Loss) on Settlement of Investments, Net

The net gain on settlement of investments increased by $24.4 million as a result of the increased volume of sales and repayments of investments at a gain.

Gain (Loss) on Extinguishment of Debt

The gain on extinguishment of debt decreased by $37.3 million primarily due to the significantly lower amounts of debt repurchased in the three months ended March 31, 2011 compared to the three months ended March 31, 2010. We repurchased $12.1 million face amount of CDO bonds at an average price of 8.9% of par during the three months ended March 31, 2011 compared to $56.3 million face amount of CDO bonds at an average price of 13.4% of par during the three months ended March 31, 2010.

Other Income (Loss), Net

Other income increased by $1.8 million primarily due to the recognition of a net unrealized loss on certain interest rate swap agreements in the three months ended March 31, 2010.

Loan and Security Servicing Expense

Loan and security servicing expense has remained relatively stable during the three months ended March 31, 2011 compared to the three months ended March 31, 2010.

General and Administrative Expense

General and administrative expense decreased by $1.5 million primarily due (i) a $1.2 million decrease in legal and professional fees which was incurred in connection with the preferred stock exchange and the restructuring of our junior subordinated notes during the three months ended March 31, 2010 and (ii) a $0.3 million decrease in directors and officers liability insurance expense.

Management Fee to Affiliate

Management fees decreased by $0.3 million primarily due to a reduction in gross equity as a result of the return of capital distributions made on our preferred stock in 2010.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments, and other general business needs. Additionally, to maintain our status as a REIT under the Code, we must distribute annually at least 90% of our REIT taxable income. We note that up to 90% of this requirement may be met in future years through stock dividends, rather than cash, subject to limitations based on the value of our stock. Our primary sources of funds for liquidity consist of net cash provided by operating activities, sales or repayments of investments, potential refinancing of existing debt and the issuance of equity securities, when feasible. We have an effective shelf registration statement with the SEC, which allows us to issue common stock, preferred stock, depositary shares, debt securities and warrants. Our debt obligations are generally secured directly by our investment assets, except for the junior subordinated notes payable.

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

Cash flow provided by operations constitutes a critical component of our liquidity. Essentially, our cash flow provided by operations is equal to (i) the net cash flow from our CDOs that have not failed their over collateralization or interest coverage tests, plus (ii) the net cash flow from our non-CDO investments that are not subject to mandatory debt repayment, including principal and sales proceeds, less (iii) operating expenses (primarily management fees, professional fees and insurance), less (iv) interest on the junior subordinated notes payable and less (v) preferred dividends.

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

Update on Liquidity, Capital Resources and Capital Obligations

In the first three months of 2011, we settled purchases of $80.6 million principal balance of FNMA/FHLMC securities (primarily one-year ARM) using $4.2 million of unrestricted cash and financed with $80.0 million of new repurchase agreements.

In March 2011, we raised approximately $98 million through a public offering of our common shares.

On May 4, 2011, we completed a securitization transaction to refinance our Manufactured Housing Loans Portfolio II and invested approximately $20.0 million of our unrestricted cash in the new securitization structure.

Certain details regarding our liquidity, current financings and capital obligations as of May 4, 2011 are set forth below:

•	Cash – We had a total of $281.1 million of cash, comprised of unrestricted cash of $128.7 million and $152.4 million of restricted cash held for reinvestment in our CDOs;

•	Margin Exposure and Recourse Financings – We have margin exposure on a $16.7 million repurchase agreement related to the financing of the Newcastle Class-I MM notes (of which only $4.2 million is recourse) and a $106.5 million repurchase agreement related to the financing of FNMA/FHLMC securities. The following table compares our recourse financings excluding the junior subordinated notes:

Recourse Financings	May 4, 2011	March 31, 2011	December 31, 2010
CDO Securities	$4,163	$4,176	$4,683

Non-FNMA/FHLMC recourse financings	4,163	4,176	4,683

FNMA/FHLMC securities	106,454	79,100	—

Total recourse financings	$110,617	$83,276	$4,683

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

Factors That Could Impact Our Liquidity, Capital Resources and Capital Obligations

We refer readers to our discussions in other sections of this report for the following information:

•	For a further discussion of recent trends and events affecting our liquidity, see “– Market Considerations” above;

•	As described above, under “– Update on Liquidity, Capital Resources and Capital Obligations,” we are subject to margin calls in connection with our repurchase agreements;

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

•	For a further discussion of a number of risks that could affect our liquidity, access to capital resources and our capital obligations, see Part II, Item 1A, “Risk Factors” above.

In addition to the information referenced above, the following factors could affect our liquidity, access to capital resources and our capital obligations. As such, if their outcomes do not fall within our expectations, changes in these factors could negatively affect our liquidity.

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

MARCH 31, 2011

(dollars in tables in thousands, except share data)

•

Impact of Expected Repayment or Forecasted Sale on Cash Flows – The timing of and proceeds from the repayment or sale of certain investments may be different than expected or may not occur as expected. Proceeds from sales of assets in the current illiquid market environment are unpredictable and may vary materially from their estimated fair value and their carrying value.

Investment Portfolio

The following summarizes our investment portfolio at March 31, 2011 (dollars in millions).

	Outstanding Face Amount	Amortized Cost Basis (1)	Percentage of Total Amortized Cost Basis	Carrying Value	Number of Investments	Credit (2)	Weighted Average Life (years) (3)
Investment (7)
Commercial (4)
CMBS	$1,890	$1,319	43.0%	$1,444	248	BB	3.7
Mezzanine Loans	531	395	12.9%	395	16	62%	2.3
B-Notes	233	159	5.2%	159	9	77%	1.6
Whole Loans	31	31	1.0%	31	3	48%	3.0
Other Investments (5)	25	25	0.8%	25	1	—	—

Total Commercial Assets	2,710	1,929	62.9%	2,054			3.2

Residential
Manufactured Housing and Residential Mortgage Loans	415	361	11.7%	361	10,959	703	6.7
Subprime Securities	326	157	5.1%	179	82	B-	5.7
Real Estate ABS	71	48	1.6%	50	21	BB+	5.5

	812	566	18.4%	590			6.2
FNMA/FHLMC securities	88	91	3.0%	92	13	AAA	4.7

Total Residential Assets	900	657	21.4%	682			6.0

Corporate
REIT Debt	299	298	9.7%	315	38	BBB-	3.4
Corporate Bank Loans	278	184	6.0%	184	7	CC	3.4

Total Corporate Assets	577	482	15.7%	499			3.4

TOTAL / WA	$4,187	$3,068	100.0%	$3,235			3.9

Reconciliation to GAAP total assets:
Other assets
Subprime mortgage loans subject to call option (6)				404
Real estate held for sale				8
Cash and restricted cash				292
Other				59

GAAP total assets				$3,998

WA – Weighted average, in all tables.

(1)	Net of impairment.
(2)	Credit represents the weighted average of minimum rating for rated assets, the loan-to-value ratio (based on the appraised value at the time of purchase or refinancing) for non-rated commercial assets, or the FICO score for non-rated residential assets and an implied AAA rating for FNMA/FHLMC securities. Ratings provided above were determined by third party rating agencies as of a particular date, may not be current and are subject to change (including a “negative watch” assignment) at any time.
(3)	Weighted average life is based on the timing of expected principal reduction on the asset.
(4)	Excludes twelve unconsolidated CDO securities with an aggregate face amount of $168.6 million and a carrying value of $5.6 million.
(5)	Represents an equity investment in a real estate owned property.
(6)	Our subprime mortgage loans subject to call option are excluded from the statistics because they result from an option, not an obligation, to repurchase such loans, are noneconomic until such option is exercised, and are offset by an equal liability on the consolidated balance sheet.
(7)	The following tables summarize certain supplemental data relating to our investments (dollars in tables in thousands):

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2011

(dollars in tables in thousands, except share data)

CMBS

Deal Vintage (A)	Average Minimum Rating (B)	Number	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Delinquency 60+/FC/REO (C)	Principal Subordination (D)	Weighted Average Life (years) (E)
Pre 2004	BB+	78	$398,584	$368,674	28.0%	$353,819	5.2%	10.7%	2.3
2004	BB-	51	344,700	252,062	19.1%	222,352	2.8%	6.7%	3.3
2005	BB-	35	376,324	207,958	15.8%	279,530	4.6%	8.6%	4.1
2006	BB+	52	487,365	347,370	26.3%	406,930	5.0%	12.1%	3.7
2007	B	23	195,684	58,778	4.5%	95,582	11.6%	11.8%	3.8
2010	BBB-	5	56,798	53,166	4.0%	55,254	0.0%	5.5%	9.6
2011	BBB+	4	31,000	30,576	2.3%	30,481	0.0%	10.0%	9.8

Total / WA	BB	248	$1,890,455	$1,318,584	100.0%	$1,443,948	5.0%	9.9%	3.7

(A)	The year in which the securities were issued.
(B)	Ratings provided above were determined by third party rating agencies as of a particular date, may not be current and are subject to change (including a “negative watch” assignment) at any time. We had approximately $25 million of CMBS assets that were on negative watch for possible downgrade by at least one rating agency as of March 31, 2011.
(C)	The percentage of underlying loans that are 60+ days delinquent, in foreclosure or considered real estate owned (REO).
(D)	The percentage of the outstanding face amount of securities that is subordinate to our investments.
(E)	Weighted average life is based on the timing of expected principal reduction on the asset.

Mezzanine Loans, B-Notes and Whole Loans

Asset Type	Number	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Weighted Average First Dollar Loan to Value (A)	Weighted Average Last Dollar to Loan Value (A)	Delinquency (B)
Mezzanine Loans	16	$530,664	$394,656	67.5%	$394,656	50.5%	62.0%	9.7%
B-Notes	9	233,132	159,069	27.2%	159,069	62.1%	76.6%	19.3%
Whole Loans	3	30,872	30,872	5.3%	30,872	0.0%	48.2%	0.0%

Total/WA	28	$794,668	$584,597	100.0%	$584,597	52.0%	65.7%	12.2%

(A)	Loan to value is based on the appraised value at the time of purchase or refinancing.
(B)	The percentage of underlying loans that are non-performing, in foreclosure, under bankruptcy filing or considered real estate owned.

Manufactured Housing and Residential Loans

Deal	Average FICO Score (A)	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Average Loan Age (months)	Original Balance	Delinquency 90+/FC/REO (B)	Cumulative Loss to Date
Manufactured Housing Loans Portfolio I	700	$147,937	$119,647	33.1%	$119,647	111	$327,855	0.8%	7.1%
Manufactured Housing Loans Portfolio II	701	204,675	191,515	53.1%	191,515	143	434,743	1.5%	5.2%
Residential Loans Portfolio I	715	58,900	46,614	12.9%	46,614	94	646,357	8.4%	0.3%
Residential Loans Portfolio II	737	3,795	3,352	0.9%	3,352	74	83,950	0.0%	0.0%

Total / WA	703	$415,307	$361,128	100.0%	$361,128	124	$1,492,905	2.2%	5.2%

(A)	Based on updated FICO scores provided by the loan servicer of the manufactured housing loan portfolios and original FICO scores for the residential loan portfolios as the loan servicers of the residential loan portfolios do not provide updated FICO scores.
(B)	The percentage of loans that are 90+ days delinquent, or in foreclosure or considered real estate owned (REO).

Subprime Securities (A)

	Security Characteristics
Vintage (B)	Average Minimum Rating (C)	Number of Securities	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Principal Subordination (D)	Excess Spread (E)
2003	CCC+	15	$16,589	$8,151	5.2%	$8,721	22.6%	4.1%
2004	CCC+	23	69,390	21,406	13.6%	28,455	17.6%	3.7%
2005	B-	26	99,481	35,595	22.7%	42,151	31.0%	4.5%
2006	CCC+	9	73,701	45,621	29.1%	49,858	34.8%	4.7%
2007 and later	B+	9	66,932	46,052	29.4%	50,270	20.3%	2.9%

Total / WA	B-	82	$326,093	$156,825	100.0%	$179,455	26.4%	4.0%

	Collateral Characteristics
Vintage (B)	Average Loan Age (months)	Collateral Factor (F)	3 month CPR (G)	Delinquency (H)	Cumulative Losses to Date
2003	99	0.09	9.0%	16.1%	3.6%
2004	83	0.14	8.4%	21.1%	3.9%
2005	72	0.18	9.4%	32.7%	8.4%
2006	59	0.37	12.2%	28.6%	18.0%
2007 and later	42	0.41	8.0%	19.0%	13.7%

Total / WA	66	0.26	9.5%	25.6%	10.4%

Real Estate ABS

	Security Characteristics
Asset Type	Average Minimum Rating (C)	Number	Outstanding Face Amount	Amortized Cost Basis Amount	Percentage of Total Amortized Basis	Carrying Value	Principal Subordination (D)	Excess Spread (E)
Manufactured Housing	BBB+	7	$34,141	$33,148	68.4%	$34,623	39.9%	1.5%
Small Business Loans	B+	14	36,885	15,328	31.6%	15,865	24.8%	2.1%

Total / WA	BB+	21	$71,026	$48,476	100.0%	$50,488	32.1%	1.8%

	Collateral Characteristics
Asset Type	Average Loan Age (months)	Collateral Factor (F)	3 Month CPR (G)	Delinquency (H)	Cumulative Loss to Date
Manufactured Housing	140	0.27	5.7%	2.5%	12.9%
Small Business Loans	70	0.60	9.2%	27.9%	8.0%

Total / WA	104	0.44	7.5%	15.7%	10.4%

(A)	Includes subprime retained securities in the securitizations of Subprime Portfolios I and II. For further information on these securitizations, see Note 4 to our consolidated financial statements included herein.
(B)	The year in which the securities were issued.
(C)	Ratings provided above were determined by third party rating agencies as of a particular date, may not be current and are subject to change (including a “negative watch” assignment) at any time. We had approximately $54 million of ABS assets that were on negative watch for possible downgrade by at least one rating agency as of March 31, 2011.
(D)	The percentage of the outstanding face amount of securities and residual interests that is subordinate to our investments.
(E)	The annualized amount of interest received on the underlying loans in excess of the interest paid on the securities, as a percentage of the outstanding collateral balance.
(F)	The ratio of original unpaid principal balance of loans still outstanding.
(G)	Three month average constant prepayment rate.
(H)	The percentage of underlying loans that are 90+ days delinquent, or in foreclosure or considered real estate owned (REO).

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2011

(dollars in tables in thousands, except share data)

REIT Debt

Industry	Average Minimum Rating (A)	Number	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value
Retail	BBB+	9	$66,025	$62,453	20.9%	$72,523
Diversified	B	7	65,036	65,573	22.0%	63,315
Office	BBB	8	76,877	77,941	26.1%	81,420
Multifamily	BBB	4	13,765	13,838	4.7%	14,566
Hotel	BBB-	3	29,220	29,555	9.9%	31,054
Healthcare	BBB	5	41,600	41,656	14.0%	44,574
Storage	A-	1	5,000	5,046	1.7%	5,388
Industrial	BB-	1	2,000	2,060	0.7%	2,041

Total / WA	BBB-	38	$299,523	$298,122	100.0%	$314,881

Corporate Bank Loans

Industry	Average Minimum Rating (A)	Number	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value
Real Estate	CC	2	$27,654	$26,373	14.2%	$26,373
Media	CCC-	2	110,710	49,847	27.1%	49,847
Resorts	NR	1	121,184	91,184	49.5%	91,184
Restaurant	B-	2	18,112	16,861	9.2%	16,861

Total / WA	CC	7	$277,660	$184,265	100.0%	$184,265

(A)	Ratings provided above were determined by third party rating agencies as of a particular date, may not be current and are subject to change (including a “negative watch” assignment) at any time. We had no REIT assets or bank loans that were on negative watch for possible downgrade by at least one rating agency as of March 31, 2011.

Debt Obligations

Our debt obligations, as summarized in Note 5 to our consolidated financial statements included herein, existing at March 31, 2011 (gross of $3.9 million of discounts) had contractual maturities as follows (in thousands):

	Nonrecourse	Recourse	Total
Period from April 1, 2011 through December 31, 2011	$178,295	$83,276	$261,571
2012	—	—	—
2013	—	—	—
2014	—	—	—
2015	—	—	—
2016	—	—	—
Thereafter	3,437,170	51,004	3,488,174

Total	$3,615,465	$134,280	$3,749,745

Certain of the debt obligations included above are obligations of our consolidated subsidiaries which own the related collateral. In some cases, including the CDO and Other Bonds Payable, such collateral is not available to other creditors of ours.

Our non-CDO debt obligations contain various customary loan covenants. We were in compliance with all of the covenants in our non-CDO financings as of March 31, 2011.

The following table provides additional information regarding short-term borrowings. These short-term borrowings were used to finance certain of our investments in real estate securities and loans, including FNMA/FHLMC securities, and our investments in manufactured housing loans.

			Three Months Ended March 31, 2011
	Outstanding Balance at March 31, 2011		Average Daily Amount Outstanding	Maximum Amount Outstanding	Weighted Average Interest Rate
Repurchase agreements	$95,803	*	$44,803	$97,130	0.87%

*	Of which only $83.3 million had recourse to us.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2011

(dollars in tables in thousands, except share data)

In the first three months of 2011, we settled purchases of $80.6 million principal balance of FNMA/FHLMC securities (primarily one-year ARM) for approximately $84.2 million, using $4.2 million of unrestricted cash and financed with $80.0 million of repurchase agreements. These repurchase agreements bear interest between 0.28% to 0.29%, mature in May 2011 and June 2011, and are subject to customary margin provisions.

In the first three months of 2011, we repurchased $12.1 million face amount of CDO bonds for $1.1 million. As a result, we extinguished $12.1 million face amount of CDO debt and recorded a gain on extinguishment of debt of $11.0 million.

Each of our CDO financings contains tests that measure the amount of over collateralization and excess interest in the transaction. At issuance, each of our CDOs passed all of these tests. Failure to satisfy these tests would generally cause (or has caused) the cash flow that would otherwise be distributed to the more junior classes of securities (including those held by Newcastle) to be redirected to pay down the most senior class of securities outstanding until the tests are satisfied. As a result, our cash flow and liquidity are negatively impacted upon such a failure, and the impact could be (and has been) material. The table set forth below presents data, including the most recent quarterly cash flows received by Newcastle, for each of our CDOs, and sets forth which of the CDOs have satisfied these tests in the most recent quarter. The amounts set forth are as of March 31, 2011 unless otherwise noted (dollars in thousands). For those CDOs that have failed their applicable over collateralization tests, the impact of failing is already reflected in the cash flow set forth in the table. For those CDOs that have satisfied their applicable over collateralization tests, we could potentially lose substantially all of the cash flows from those CDOs in future quarters if we fail to satisfy the tests in the future. The amounts in the table reflect data at the CDO level and thus are different from the GAAP balance sheet due to intercompany amounts eliminated in Newcastle’s consolidated balance sheet.

	CDO IV			CDO V			CDO VI			CDO VIII			CDO IX			CDO X
Balance Sheet:
Assets Face Amount		$303,187			$372,390			$344,963			$930,247			$789,094			$1,375,772
Assets Fair Value		256,591			278,502			219,680			678,020			617,007			1,097,365
Issued Debt Face Amount (1)		248,666			358,102			132,771			678,313			530,125			1,224,250
Issued Debt Basis (1)		248,135			357,195			132,574			677,024			533,739			1,222,612
Derivative Net Liabilities Fair Value		8,302			16,099			21,066			17,152			2,797			65,348
Quarterly net cash receipts (2)		$1,331			$132			$207			$3,783			$4,353			$3,195

Collateral Composition (3):	Face	Fair Value		Face	Fair Value		Face	Fair Value		Face	Fair Value		Face	Fair Value		Face	Fair Value
CMBS	$192,512	$149,172	BB-	$231,199	$167,141	B+	$200,453	$112,465	B+	$214,183	$160,971	BB-	$62,604	$57,280	BB+	$971,276	$795,918	BB+
REIT Debt	70,867	76,494	BBB	74,404	49,337	BBB-	59,200	61,761	BBB-	—	—	—	1,000	1,025	BBB+	94,052	96,264	BB
ABS	26,099	19,184	B+	63,868	27,852	CCC	75,957	36,269	B	81,995	66,421	B+	3,232	2,939	BBB+	206,869	152,522	BB+
FNMA/FHLMC	—	—	—	2,919	3,172	AAA	—	—	—	—	—	—	—	—		—	—	—
Bank Loans	3,977	3,853	CCC-	—	—	—	9,353	9,185	CCC+	165,621	118,654	CCC+	171,627	129,230	CCC	28,913	13,018	CCC-
Mezzanine Loans / B-Notes / Whole Loans	9,732	7,888	BB+	—	—	—	—	—	—	326,919	259,594	CCC-	388,911	316,571	CCC-	—	—	—
CDO	—	—	—	—	—	—	—	—	—	90,250	21,101	CCC	74,250	20,305	CCC	63,167	28,148	B—
Residential Loans	—	—	—	—	—	—	—	—	—	—	—	—	3,794	3,352	NR	—	—	—
Other Investments	—	—	—	—	—	—	—	—	—	—	—	—	18,882	21,511	—	—	—	—
Restricted Cash for Reinvestment	—	—	—	—	—	—	—	—	—	51,279	51,279	—	64,794	64,794	—	11,495	11,495	—

Total	$303,187	$256,591	BB	$372,390	$247,502	BB+	$344,963	$219,680	BB-	$930,247	$678,020	B—	$789,094	$617,007	CCC	$1,375,772	$1,097,365	BB+

Collateral on Negative Watch (4)	$11,046			$26,408			$22,133			$—			$—			$20,200
CDO Cash Flow Triggers (5):

Over Collateralization (6):
As of March 2011 remittance Cushion (Deficit) ($)		$(7,075)			$(50,979)			$(183,733)			$47,158			$91,539			$53,500
As of April 2011 remittance Cushion (Deficit) ($)		—			—			(187,742)			51,422			91,603			21,302
Interest Coverage (6):
As of March 2011 remittance Cushion (Deficit) (%)		204.3%			102.6%			78.6%			215.8%			194.8%			192.9%
As of April 2011 remittance Cushion (Deficit) (%)		—			—			(80.7%)			327.0%			304.6%			189.1%
CDO Overview:
Effective		Sep-04			Feb-05			Aug-05			Mar-07			Jul-07			Dec-07
Reinvestment Period End (7)		Passed			Passed			Passed			Nov-11			May-12			Jul-12
Optional Call (8)		Passed			Passed			Passed			Passed			Passed			Passed
Auction Call (9)		Mar-14			Sep-14			Apr-15			Nov-16			May-17			Jul-17
WA Debt Spread (bps) (10)		56			58			43			44			58			34
Asset Average Life		3.3			3.6			3.2			3.8			3.0			4.3
Debt Average Life		1.9			2.7			3.6			2.9			3.1			4.6

See notes on next page.

(1)	Includes only CDO bonds issued to third parties and other Newcastle CDOs.
(2)	Represents net cash received from each CDO based on all of our interests in such CDO (including senior management fees but excluding principal received from CDO bonds owned by Newcastle) for the three months ended March 31, 2011. Cash receipts for this period included $0.9 million of non-recurring interest and extension fees, and $1.7 million of senior collateral management fees, and may not be indicative of cash receipts for subsequent periods. Excluded from the quarterly net cash receipts was $9.7 million of unrestricted cash received from principal repayment on Newcastle CDO debt. This cash represents a return of principal and the realization of the difference between par and the discounted purchase price of Newcastle CDO debt. See “Cautionary Note Regarding Forward Looking Statements” for risks and uncertainties that could cause our receipts for subsequent periods to differ materially from these amounts.
(3)	Collateral composition is calculated as a percentage of the face amount of collateral and includes CDOs bonds of $227.7 million and other bonds of $89.9 million issued by Newcastle and two bank loans of $101.8 million collateralized by Newcastle’s CDO VI bonds and real estate properties, which are eliminated in consolidation. The fair value of these CDO bonds and other bonds was $69.6 million and $73.6 million at March 31, 2011, respectively. Also reflected are weighted average credit ratings, which were determined by third party rating agencies as of a particular date, may not be current and are subject to change (including a “negative watch” assignment) at any time.
(4)	Represents the face amount of collateral on negative watch for possible downgrade by at least one rating agency (Moody’s, S&P or Fitch) as of the determination date of March 17, 2011 for CDOs IV and V, as these deals only report actual over collateralization excess percentages on a quarterly basis, and as of the determination date of April 18, 2011 for all other CDOs. The amounts include CDO bonds of $13.1 million issued by Newcastle, which are eliminated in consolidation and not reflected in our investment portfolio segments.
(5)	Each of our CDO financings contains tests that measure the amount of over collateralization and excess interest in the transaction. Failure to satisfy these tests would cause the principal and/or interest cashflow that would otherwise be distributed to more junior classes of securities (including those held by Newcastle) to be redirected to pay down the most senior class of securities outstanding until the tests are satisfied. As a result, our cash flow and liquidity are negatively impacted upon such a failure, and the impact could be material. Each CDO contains tests at various over collateralization and interest coverage percentage levels. The trigger percentages used above represent the first threshold at which cashflows would be redirected as described in this footnote. The data presented is as of the most recent remittance date on or before March 31, 2011 or April 30, 2011, as applicable, and may change or have changed subsequent to that date. CDOs IV and V only report on a quarterly basis and, therefore, no updated April 2011 information is available. In addition, our CDOs may also contain specific over collateralization tests that, if failed, can result in the occurrence of an event of default or our being removed as collateral manager of the CDO. Failure of the over collateralization tests can also cause a “phantom income” issue if cash that constitutes income is diverted to pay down debt instead of being distributed to us. As of the March 2011 remittance date for CDOs IV and V and as of the April 2011 remittance date for CDO VI, these CDOs were not in compliance with their applicable over collateralization tests and, consequently, we were not receiving cash flows from these CDOs (other than senior management fees and cash flows on senior classes of bonds we own). Based upon our current calculations, we expect these portfolios to remain out of compliance for the foreseeable future. Moreover, given current market conditions, it is possible that all of our CDOs could be out of compliance with their over collateralization tests as of one or more measurement dates within the next twelve months. Our ability to rebalance will depend upon the availability of suitable securities, market prices, whether the reinvestment period of the applicable CDO has ended, and other factors that are beyond our control. Such rebalancing efforts may be extremely difficult given current market conditions and we cannot assure you that we will be successful in our rebalancing efforts. If the liabilities of our CDOs are downgraded by Moody’s to certain predetermined levels, our discretion to rebalance the applicable CDO portfolios may be negatively impacted. Moreover, if we bring these coverage tests into compliance, we cannot assure you that they will not fall out of compliance in the future or that we will be able to correct any noncompliance. For a more detailed discussion of the impact of CDO financings on our cash flows, see Part II, Item 1A, “Risk Factors – The use of CDO financings with coverage tests may have a negative impact on our operating results and cash flows.”
(6)	Represents excess or deficiency under the applicable over collateralization or interest coverage tests to the first threshold at which cash flow would be redirected. We generally do not receive material cash flow from the junior classes of a CDO until a deficiency is corrected. Ratings downgrades of assets in our CDOs can negatively impact compliance with the over collateralization tests. Generally, the over collateralization test measures the principal balance of the specified pool of assets in a CDO against the corresponding liabilities issued by the CDO. However, based on ratings downgrades, the principal balance of an asset or of a specified percentage of assets in a CDO may be deemed reduced below their current balance to levels set forth in the related CDO documents for purposes of calculating the over collateralization test. As a result, ratings downgrades can reduce the principal balance of the assets used in the over collateralization test relative to the corresponding liabilities in the test, thereby reducing the over collateralization percentage. In addition, actual defaults of an asset would also negatively impact compliance with the over collateralization tests. Failure to satisfy an over collateralization test could result in the redirection of cashflows as described in footnote 5 above or, in certain circumstances, in our removal as manager of the applicable portfolio.
(7)	Our CDO financings typically have a 5 year reinvestment period. Generally, after such period ends, principal payments on the collateral are used to paydown the most senior debt outstanding. Prior to the end of the reinvestment period, principal payments received on the collateral are reinvested.
(8)	At the option call date, Newcastle, as the equity holder, has the right to payoff the CDO bonds at their related redemption price.
(9)	At the auction call date, there is a mandatory auction of the assets. If the prices are sufficient to pay off the outstanding CDO bonds, the assets will be sold and the CDO bonds will be redeemed.
(10)	Debt spread represents the spread above the benchmark interest rate (LIBOR or U.S. Treasuries) that Newcastle pays on its debt.

The following table sets forth further information with respect to the bonds of our consolidated CDO financings as of March 31, 2011 (dollars in thousands):

		Current Face Amount (1)
		Held By
Class	Original Face Amount	Third Parties	Newcastle CDOs (2)	Newcastle Outside of its CDOs (3)		Total	Stated Interest Rate
CDO IV
Class I	$353,250	$214,323	$—	$1,220		$215,543	LIBOR +	0.40%
Class II-FL	13,000	3,000	—	10,000		13,000	LIBOR +	0.65%
Class II-FX	7,250	—	5,250	2,000		7,250		4.73%
Class III-FL	7,500	5,000	—	2,500		7,500	LIBOR +	1.00%
Class III-FX	15,000	2,877	—	9,208		12,085		5.11%
Class IV-FL	9,000	8,325	—	—		8,325	LIBOR +	2.25%
Class IV-FX	9,000	9,891	—	—		9,891		6.34%
Class V	13,500	—	—	15,688		15,688		8.67%
Preferred	22,500	—	—	22,500		22,500		N/A

	$450,000	$243,416	$5,250	$63,116		$311,782

CDO V
Class I	$388,000	$283,330	$—	$—		$283,330	LIBOR +	0.34%
Class II-FL	23,500	23,550	—	—		23,550	LIBOR +	0.55%
Class III-FL	23,000	13,582	—	9,557		23,139	LIBOR +	0.90%
Class IV-FL	8,000	4,044	—	4,044		8,088	LIBOR +	1.90%
Class IV-FX	12,000	12,378	—	—		12,378		6.26%
Class V	20,500	—	21,218	—		21,218		6.94%
Preferred	25,000	—	—	25,000		25,000		N/A

	$500,000	$336,884	$21,218	$38,601		$396,703

CDO VI
Class I-MM LT	$323,000	$—	$41,949	$185,195	*	$227,144	LIBOR +	0.25%
Class I-B	59,000	59,000	—	—		59,000	LIBOR +	0.40%
Class II	33,000	23,330	—	10,144		33,474	LIBOR +	0.50%
Class III-FL	15,000	5,117	—	10,233		15,350	LIBOR +	0.80%
Class III-FX	5,000	—	—	5,626		5,626		5.67%
Class IV-FL	9,600	625	—	9,386		10,011	LIBOR +	1.70%
Class IV-FX	2,400	2,750	—	—		2,750		6.55%
Class V	21,000	—	—	24,698		24,698		7.81%
Preferred	32,000	—	—	32,000		32,000		N/A

	$500,000	$90,822	$41,949	$277,282		$410,053

*	$144.0 million of these CDO VI bonds served as collateral for a $95.8 million bank loan owned jointly by two of Newcastle’s CDOs and $41.2 million of CDO VI bonds served as collateral for a $16.7 million repurchase agreement financing.

Continued on next page.

		Current Face Amount (1)
		Held By
Class	Original Face Amount	Third Parties	Newcastle CDOs (2)	Newcastle Outside of its CDOs (3)	Total	Stated Interest Rate
CDO VIII (4)
Class I-A	$462,500	$462,500	$—	$—	$462,500	LIBOR +	0.28%
Class I-AR	60,000	60,000	—	—	60,000	LIBOR +	0.34%
Class I-B	38,000	4,000	—	34,000	38,000	LIBOR +	0.36%
Class II	42,750	—	29,000	13,750	42,750	LIBOR +	0.42%
Class III	42,750	20,000	22,750	—	42,750	LIBOR +	0.50%
Class IV	28,500	—	—	—	—	LIBOR +	0.60%
Class V	28,500	28,500	—	—	28,500	LIBOR +	0.75%
Class VI	27,312	—	—	—	—	LIBOR +	0.80%
Class VII	21,375	—	—	—	—	LIBOR +	0.90%
Class VIII	22,563	11,063	8,250	3,250	22,563	LIBOR +	1.45%
Class IX-FL	6,000	6,000	—	—	6,000	LIBOR +	1.80%
Class IX-FX	7,600	7,600	—	—	7,600		6.80%
Class X	19,650	18,650	—	—	18,650	LIBOR +	2.25%
Class XI	26,125	—	—	24,125	24,125	LIBOR +	2.50%
Class XII	28,500	—	—	28,500	28,500		7.50%
Preferred	87,875	—	—	87,875	87,875		N/A

	$950,000	$618,313	$60,000	$191,500	$869,813

CDO IX (4)
Class A-1	$379,500	$379,500	$—	$—	$379,500	LIBOR +	0.26%
Class A-2	115,500	65,500	—	50,000	115,500	LIBOR +	0.47%
Class B	37,125	35,125	—	2,000	37,125	LIBOR +	0.65%
Class C	33,000	—	—	—	—	LIBOR +	0.93%
Class D	20,625	—	—	—	—	LIBOR +	1.00%
Class E	24,750	—	—	24,750	24,750	LIBOR +	1.10%
Class F	18,562	—	—	18,562	18,562	LIBOR +	1.30%
Class G	18,562	—	—	11,262	11,262	LIBOR +	1.50%
Class H	21,656	—	8,751	9,305	18,056	LIBOR +	2.50%
Class J	21,656	—	21,656	—	21,656	LIBOR +	3.00%
Class K	19,593	—	19,593	—	19,593	LIBOR +	3.50%
Class L	23,718	—	—	23,718	23,718		7.50%
Class M	39,187	—	—	39,187	39,187		8.00%
Preferred	51,566	—	—	51,566	51,566		N/A

	$825,000	$480,125	$50,000	$230,350	$760,475

CDO X (4)
Class A-1	$980,000	$980,000	$—	$—	$980,000	LIBOR +	0.26%
Class A-2	140,000	140,000	—	—	140,000	LIBOR +	0.35%
Class A-3	99,750	55,000	10,000	—	65,000	LIBOR +	0.60%
Class B	28,000	—	—	—	—	LIBOR +	1.25%
Class C	40,250	—	39,250	—	39,250	LIBOR +	1.75%
Class D	22,000	—	—	22,000	22,000	LIBOR +	2.50%
Class E	13,500	—	—	13,500	13,500	LIBOR +	3.00%
Class F	14,000	—	—	14,000	14,000		9.04%
Preferred	62,500	—	—	62,500	62,500		N/A

	$1,400,000	$1,175,000	$49,250	$112,000	$1,336,250

(1)	The amounts presented in these columns exclude the face amount of any cancelled bonds within an applicable class.
(2)	Amounts in this column represent the amount of bonds of the applicable class held by Newcastle’s consolidated CDOs. These bonds are eliminated in Newcastle’s consolidated balance sheet.
(3)	Amounts in this column represent the amount of bonds of the applicable class held as investments by Newcastle outside of its non-recourse financing structures. These bonds are eliminated in Newcastle’s consolidated balance sheet.
(4)	These CDOs issued the following interest only fixed-rate notes with a 5-year maturity from inception:

•	CDO VIII Class S with a notional amount of $33.9 million at 5.41%

•	CDO IX Class S with a notional amount of $33.5 million at 5.45%

•	CDO X Class S with a notional amount of $24.2 million at 5.78%

Stockholders’ Equity

Common Stock

The following table presents information on shares of our common stock issued during the three months ended March 31, 2011:

Shares Issued	Range of Issue Prices (1)	Net Proceeds (millions)	Options Granted to Manager
17,250,000	$6.00	$98.4	1,725,000

(1)	Excludes prices of shares issued pursuant to the exercise of options and of shares issued to our independent directors.

At March 31, 2011, we had 79,277,184 shares of common stock outstanding.

As of March 31, 2011, our outstanding options had a weighted average strike price of $18.21 and were summarized as follows:

Held by the Manager	3,411,447
Issued to the Manager and subsequently transferred to certain of the Manager’s employees	798,162
Held by the independent directors	14,000

Total	4,223,609

As of March 31, 2011, approximately 3.8 million shares of our common stock were held by Fortress, through its affiliates, and its principals.

No dividends were declared with respect to our common stock related to the three months ended March 31, 2011.

Preferred Stock

On January 21, 2011, we paid all current and accrued dividends on our preferred stock as of that date. On April 30, 2011, we paid quarterly dividends on our preferred stock.

Accumulated Other Comprehensive Income (Loss)

During the three months ended March 31, 2011, our accumulated other comprehensive income (loss) changed due to the following factors (in thousands):

	Gains (Losses) on Cash Flow Hedges	Gains (Losses) on Securities	Total Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss), December, 31, 2010	$(116,908)	$70,730	$(46,178)
Net unrealized gain (loss) on securities	—	126,143	126,143
Reclassification of net realized (gain) loss on securities into earnings	—	(28,271)	(28,271)
Net unrealized gain (loss) on derivatives	18,411	—	18,411
Reclassification of net realized (gain) loss on derivatives designated as cash flow hedges into earnings	4,298	—	4,298
Accumulated other comprehensive income (loss), March 31, 2011	$(94,199)	$168,602	$74,403

Our GAAP equity changes as our real estate securities portfolio and derivatives are marked to market each quarter, among other factors. The primary causes of mark to market changes are changes in interest rates and credit spreads. During the three months ended March 31, 2011, a net tightening of credit spreads has caused an increase in net unrealized gains recorded in accumulative other comprehensive income on our real estate securities. Net unrealized losses on derivatives designated as cash flow hedges decreased for the three months ended March 31, 2011, primarily as a result of increases in long-term interest rates.

See “- Market Considerations” above for a further discussion of recent trends and events affecting our unrealized gains and losses as well as our liquidity.

Cash Flow

Operating Activities

Net cash flow provided by (used in) operating activities increased to $11.3 million for the three months ended March 31, 2011 from $9.2 million for the three months ended March 31, 2010. This change resulted primarily from the factors described below:

•

Interest received on securities and loans decreased approximately $6.7 million as a result of (i) a lower average balance of interest earning securities and loans of $3.8 billion in the first three months of 2011 compared to $4.5 billion in the first three months of 2010 and (ii) a decrease in the weighted average interest rate to 5.04 % in the first three months of 2011 from 5.10% in the first three months of 2010. The lower interest earning asset balance is primarily a result of paydowns, sales and delinquencies. The decreases in (i) and (ii) above were partially offset by a decrease in net interest income redirected for reinvestment or CDO paydown in the three months ended March 31, 2011 compared to the three months ended March 31, 2010 due to the reduction of defaulted assets through sales or restructuring and improvements in certain CDO over collateralization tests.

•	Previously deferred interest of approximately $1.0 million received in the three months ended March 31, 2011 as a result of a CDO passing certain over-collateralization tests.

•	Collateral management fees and restructuring fees of approximately $1.5 million received in the three months ended March 31, 2011.

•

Interest paid on debt obligations decreased approximately $4.9 million as a result of (i) a lower average debt balance of $3.5 billion in the first three months of 2011 compared to $3.9 billion in the first three months of 2010, (ii) a net decrease in interest payments on our interest rate swaps which experienced a decrease in their average aggregate notional balance from $2.0 billion at March 31, 2010 to $1.7 billion at March 31, 2011 and a slight decrease in effective pay rate from 5.05% for the three months ended March 31, 2010 to 5.04% for the three months ended March 31, 2011. The decreases in (i) and (ii) above were partially offset by an increase in the weighted average coupon from 0.9% for the three months ended March 31, 2010 to 1.07% for the three months ended March 31, 2011.

•	General and administrative expenses paid in the three months ended March 31, 2011 decreased by approximately $1.2 million primarily due to lower legal and professional fees.

Investing Activities

Investing activities provided (used) ($44.4) million and $43.4 million during the three months ended March 31, 2011 and 2010, respectively. Investing activities consisted primarily of investments made in certain real estate securities, loans and other real estate related assets outside of our CDO financing structures, net of proceeds from the sale, repayments or settlement of investments.

Financing Activities

Financing activities provided (used) $160.1 million and ($109.0) million during the three months ended March 31, 2011 and 2010, respectively. The issuance of common stock and borrowings under repurchase agreements served as the primary sources of cash flow from financing activities. Offsetting uses included the repayment of debt as described above and the payment of preferred dividends.

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

As of March 31, 2011, we had the following material off-balance sheet arrangements.

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

•	We have made investments in three equity method investees, two of which are dormant at March 31, 2011 and the other of which is immaterial to our financial condition, liquidity and operations.

In each case, our exposure to loss is limited to the carrying (fair) value of our investment.

CONTRACTUAL OBLIGATIONS

During the first three months of 2011, we had all of the material contractual obligations referred to in our annual report on Form 10-K for the year ended December 31, 2010, excluding the debt which was repaid or repurchased, as described in “– Liquidity and Capital Resources,” as well as the following:

Contract Category	Change
Repurchase Agreement	We entered into new repurchase agreements to finance newly acquired FNMA/FHLMC securities.

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

Net interest income less expenses (net of preferred dividends) does not represent cash generated from operating activities in accordance with GAAP and therefore should not be considered an alternative to net income as an indicator of our operating performance or as an alternative to cash flow as a measure of our liquidity and is not necessarily indicative of cash available to fund cash needs. For a further description of the differences between cash flow provided by operations and net income see “– Liquidity and Capital Resource) above. Our calculation of net interest income less expenses (net of preferred dividends) may be different from the calculation used by other companies and, therefore, comparability may be limited.

	Three Months Ended March 31,
	2011	2010
Income available for common stockholders	$108,278	$180,200
Add (Deduct):
Impairment reversal	(37,206)	(68,032)
Other income	(45,469)	(56,543)
Loss from discontinued operations	190	40
Excess of carrying amount of exchanged preferred stock over fair value of consideration paid	—	(43,043)

Net interest income less expenses (net of preferred dividends)	$25,793	$12,622

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

As of March 31, 2011, a 100 basis point increase in short term interest rates would increase our earnings by approximately $1.5 million per annum, assuming a static portfolio of current investments and financings.

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

As of March 31, 2011, a 100 basis point change in short term interest rates would impact our net book value by approximately $10.3 million, assuming a static portfolio of current investments and financings.

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

As of March 31, 2011, a 25 basis point movement in credit spreads would impact our net book value by approximately $22.9 million, assuming a static portfolio of current investments and financings, but would not directly affect our earnings or cash flow.

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

Margin

We are subject to margin calls on our repurchase agreements. Furthermore, we may, from time to time, be a party to derivative agreements or financing arrangements that are subject to margin calls based on the value of such instruments. We seek to maintain adequate cash reserves and other sources of available liquidity to meet any margin calls resulting from decreases in value related to a reasonably possible (in the opinion of management) change in interest rates.

Interest Rate and Credit Spread Risk Sensitive Instruments and Fair Value

Our holdings of such financial instruments, and their fair values and the estimation methodology thereof, are detailed in Note 6 to our consolidated financial statements included herein. For information regarding the impact of prepayment, reinvestment, and expected loss factors on the timing of realization of our investments, please refer to the consolidated financial statements included herein and in our Annual Report on Form 10-K for the year ended December 31, 2010. For information regarding the impact of changes in these factors on the value of securities valued with internal models, see Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies.”

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

On July 21, 2010, the United States enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act” or “Act”). The Dodd-Frank Act affects almost every aspect of the U.S. financial services industry, including certain aspects of the markets in which we operate. The Act imposes new regulations on us and how we conduct our business. For example, the Act will impose additional disclosure requirements for public companies and generally require issuers or originators of asset-backed securities to retain at least five percent of the credit risk associated with the securitized assets. In addition, the Act will require us to register as an investment advisor with the SEC, which will increase our regulatory compliance costs and subject us to new restrictions as well as penalties for any future non-compliance with these regulations. The Act will impose mandatory clearing, exchange-trading and margin requirements on many derivatives transactions (including formerly unregulated over-the-counter derivatives) in which we may engage. The Act also creates new categories of regulated market participants, such as “swap-dealers,” “security-based swap dealers,” “major swap participants” and “major security-based swap participants” who will be subject to significant new capital, registration, recordkeeping, reporting, disclosure, business conduct and other regulatory requirements that will give rise to new administrative costs. Even if certain new requirements are not directly applicable to us, they may still increase our costs of entering into transactions with the parties to whom the requirements are directly applicable. Moreover, new exchange-trading and trade reporting requirements may lead to reductions in the liquidity of derivative transactions, causing higher pricing or reduced availability of derivatives, or the reduction of arbitrage opportunities for us, which could adversely affect the performance of certain of our trading strategies. Importantly, many key aspects of the changes imposed by the Act will be established by various regulatory bodies and other groups over the next several years. As a result, we do not know how significantly the Act will affect us. It is possible that the Act could, among other things, increase our costs of operating as a public company, impose restrictions on our ability to securitize assets and reduce our investment returns on securitized assets.

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

Changes in these factors are difficult to predict, and a change in one factor can affect other factors. For example, during 2007, increased default rates in the subprime mortgage market played a role in causing credit spreads to widen, reducing availability of credit on favorable terms, reducing liquidity and price transparency of real estate related assets, resulting in difficulty in obtaining accurate mark-to-market valuations, and causing a negative perception of the state of the real estate markets and of REITs generally. These conditions worsened during 2008, and intensified meaningfully during the fourth quarter of 2008, as a result of the global credit and liquidity crisis, resulting in extraordinarily challenging market conditions. Since then, market conditions have generally improved, but they could deteriorate in the future.

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

We note that we have approximately $79.8 million of assets in our consolidated CDOs as of March or April 2011, as appropriate, that are under negative watch for possible downgrade by at least one of the rating agencies. One or more of the rating agencies could downgrade some or all of these assets at any time, and any such downgrade could negatively affect – and possibly materially affect – our future cash flows. As of the March 2011 remittance date for CDOs IV and V and as of the April 2011 remittance date for CDO VI, these CDOs were not in compliance with their applicable over collateralization tests and, consequently, we are not receiving cash flows from these CDOs (other than senior management fees and cash flow distributions from senior classes of bonds we own). Based upon our current calculations, we expect these CDOs to remain out of compliance for the foreseeable future. Moreover, given current market conditions, it is possible that all of our CDOs could be out of compliance with their over collateralization tests as of one or more measurement dates within the next twelve months.

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

In addition, we can be removed as manager of a CDO if certain events occur, including the failure to satisfy specific over collateralization and interest coverage tests, failure to satisfy certain “key man” requirements or an event of default occurring for the failure to pay interest on the related senior classes of securities of the CDO. If we are removed as collateral manager, we would no longer receive management fees from — and no longer be able to manage the assets of — the applicable CDO, which would negatively affect our cash flows, business, results of operations and financial condition. We note that on November 4, 2009, CDO VII failed additional over collateralization tests. The consequences of failing these tests are that an event of default has occurred, and we may be removed as the collateral manager under the documentation governing CDO VII. So long as the event of default continues, we will not be permitted to purchase or sell any collateral in CDO VII. If we are removed as the collateral manager of CDO VII, we would no longer receive the senior management fees from such CDO. As of April 18, 2011, we have not been removed as collateral manager. Based upon our current calculations, we estimate that if we are removed as the collateral manager of CDO VII, the loss of senior management fees would not have a material negative impact on our cash flows, business, results of operations or financial condition. However, given current market conditions, it is possible that events of default may occur in other CDOs, and we could be removed as the collateral manager of those CDOs if certain events of default occur. Moreover, our cash flows, business, results of operations and/or financial condition could be materially and negatively impacted if certain events of default occur.

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

While being engaged as the collateral manager of such CDOs potentially enables us to grow our business, it also entails a number of risks that could harm our reputation, results of operations and financial condition. For example, we purchased the management rights with respect to the C-BASS CDOs pursuant to a bankruptcy proceeding. As a result, we were not able to conduct extensive due diligence on the CDO assets even though the distressed credit ratings assigned by the rating agencies to many classes of securities issued by the CDOs as of the most recent rating date prior to our becoming the collateral manager of the CDOs. We may willingly or unknowingly assume actual or contingent liabilities for significant expenses, we may become subject to new laws and regulations with which we are not familiar, and we may become subject to increased risk of litigation, regulatory investigation or negative publicity. For example, we determined that it would be prudent to register the subsidiary that became the collateral manager of the C-BASS CDOs as a registered investment advisor, which increases our future regulatory compliance costs. In addition to defending against litigation and complying with regulatory requirements, being engaged as collateral manager may require us to invest other resources for various other reasons, which could detract from our our ability to capitalize on future opportunities. Moreover, being engaged as collateral manager may require us to integrate complex technological, accounting and management systems, which may be difficult, expensive and time-consuming and which we may not be successful in integrating into our current systems. In addition to the risk that we face if we are successful in becoming the manager of additional CDOs, we may attempt but fail to become the collateral manager of CDOs in the future, which could harm our reputation and subject us to costly litigation. Finally, if we include the financial performance of the C-BASS CDOs or other CDOs for which we become the collateral manager in our public filings, we are subject to the risk that, particularly during the period immediately after we become the collateral manager, this information may prove to be inaccurate or incomplete. The occurrence of any of these negative integration events could negatively impact our reputation with both regulators and investors, which could, in turn, subject us to additional regulatory scrutiny and impair our relationships with the investment community. The occurrence of any of these problems could negatively affect our reputation, financial condition and results of operations.

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

Our counterparties are not required to roll our repurchase agreements upon the expiration of the stated terms, which subjects us to a number of risks. As we have experienced recently and may experience in the future, counterparties electing to roll our repurchase agreements may charge higher spread and impose more onerous terms upon us, including the requirement that we post additional margin as collateral. More significantly, if a repurchase agreement counterparty elects not to extend our financing, we would be required to pay the counterparty the full repurchase price on the maturity date and find an alternate source of financing. Alternate sources of financing may be more expensive, contain more onerous terms or simply may not be available. If we were unable to pay the repurchase price for any security financed with a repurchase agreement, the counterparty has the right to sell the underlying security being held as collateral and require us to compensate them for any shortfall between the value of our obligation to the counterparty and the amount for which the collateral was sold (which may be sold at a significantly discounted price). As of March 31, 2011, we had $95.8 million outstanding under repurchase agreement financings. Moreover, all of our repurchase agreement obligations are with one counterparty. If this counterparty elected not to roll these repurchase agreements, we may not be able to find a replacement counterparty in a timely manner.

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

The counterparty risks that we face have increased in complexity and magnitude as a result of the insolvency of a number of major financial institutions (such as Bear Stearns, Lehman Brothers, Merrill Lynch, Citigroup and AIG). For example, the consolidation and elimination of counterparties has increased our concentration of counterparty risk and decreased the universe of potential counterparties. We are currently party to repurchase agreements with one counterparty. If this counterparty elected not to roll this repurchase agreement, we may not be able to find a replacement counterparty. In addition, counterparties have generally tightened their underwriting standards and increased their margin requirements for financing, which has negatively impacted us in several ways, including, decreasing the number of counterparties willing to provide financing to us, decreasing the overall amount of leverage available to us, and increasing the costs of borrowing.

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

The failure of assets subject to repurchase agreements to qualify as real estate assets could adversely affect our ability to qualify as a REIT.

We may enter into financing arrangements that are structured as sale and repurchase agreements pursuant to which we would nominally sell certain of our assets to a counterparty and simultaneously enter into an agreement to repurchase these assets at a later date in exchange for a purchase price. Economically, these agreements are financings which are secured by the assets sold pursuant thereto. We believe that, for purposes of the REIT asset and income tests, we should be treated as the owner of the assets that are the subject of any such sale and repurchase agreement, notwithstanding those agreements may transfer record ownership of the assets to the counterparty during the term of the agreement. It is possible, however, that the IRS could assert that we did not own the assets during the term of the sale and repurchase agreement, in which case we could fail to qualify as a REIT.

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

As of December 31, 2009, we had a loss carryforward, inclusive of net operating loss and capital loss, of approximately $908 million. The net operating loss carryforward and capital loss carryforward can generally be used to offset future ordinary taxable income and capital gain, for up to 20 years and 5 years, respectively. As a result, we do not expect that there will be any REIT distribution requirements for the year ended December 31, 2010.

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

We may experience issues regarding the characterization of income for tax purposes. For example, we may recognize significant ordinary income, which we would not be able to offset with capital losses, which could, in turn, increase the amount of income we would be required to distribute to shareholders in order to maintain our REIT status. This disconnect could occur in the case of one or more of our non-recourse financing structures, including off balance sheet structures such as our subprime securitizations and non-consolidated CDOs, where we incur capital losses on the related assets, and ordinary income from the cancellation of the related non-recourse financing if the ultimate proceeds from the assets are insufficient to repay such debt. Through March 31, 2011, no such cancellation of CDO debt has been effected as a result of losses incurred. In the case of our subprime securitizations, $5.5 million of such cancellations had been effected through March 31, 2011 and we expect such cancellations will continue as losses are realized. This disconnect could also occur as a result of the repurchase of our outstanding debt at a discount as the gain recorded upon the cancellation of indebtedness is characterized as ordinary income for tax purposes. We have repurchased our debt at a discount in the past, and we intend to attempt to do so in the future. During 2009, we repurchased $246.7 million face amount of our outstanding CDO debt at a discount, and recorded $215.3 million of gain. During 2010, we purchased $483.7 million face amount of our outstanding CDO debt at a discount, and recorded $265.7 million of gain. In compliance with current tax laws, we have the ability to defer the ordinary income recorded as a result of the cancellation of indebtedness to future years and have deferred or intend to defer all or a portion of such gain for 2009 and 2010. While such deferral may postpone the effect of the disconnect in the ability to offset taxable income and losses, it does not eliminate it. Furthermore, cancellation of indebtedness income recognized on or after January 1, 2011 cannot be deferred and must generally be recognized as ordinary income in the year of such cancellation. During the three months ended March 31, 2011, we repurchased $27.1 million face amount of our outstanding CDO debt at a discount and recorded $25.5 million of gain for tax purposes (of which only $11.0 million gain relating to $12.1 million face amount of debt repurchased was recognized for GAAP purposes). The elimination of the ability to defer the recognition of cancellation of indebtedness income introduces additional tax implications that may significantly reduce the economic benefit of repurchasing our outstanding CDO debt.

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

We may in the future choose to pay dividends in our own stock, in which case you may be required to pay income taxes in excess of the cash dividends you receive.

We may in the future distribute taxable dividends that are payable in cash and shares of our common stock at the election of each stockholder. Under IRS Revenue Procedure 2010-12, up to 90% of any such taxable dividend for 2011 could be payable in our stock. Taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, stockholders may be required to pay income taxes with respect to such dividends in excess of the cash dividends received. If a U.S. stockholder sells the stock that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our common stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our common stock.

Further, while Revenue Procedure 2010-12 applies only to taxable dividends payable in cash or stock with respect to any taxable year ending on or before December 31, 2011, it is unclear whether and to what extent we will be able to pay taxable dividends in cash and stock in later years. Moreover, various aspects of such a taxable cash/stock dividend are uncertain and have not yet been addressed by the IRS. No assurance can be given that the IRS will not impose additional requirements in the future with respect to taxable cash/stock dividends, including on a retroactive basis, or assert that the requirements for such taxable cash/stock dividends have not been met.

Shares eligible for future sale may adversely affect our common stock price.

Sales of our common stock or other securities in the public or private market, or the perception that these sales may occur, could cause the market price of our common stock to decline. This could also impair our ability to raise additional capital through the sale of our equity securities. Under our certificate of incorporation, we are authorized to issue up to 500,000,000 shares of common stock, of which 79,277,184 shares of common stock were outstanding as of March 31, 2011. We cannot predict the size of future issuances of our common stock or other securities or the effect, if any, that future sales and issuances would have on the market price of our common stock.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Articles of Amendment and Restatement (incorporated by reference to the Registrant’s Registration Statement on Form S-11 (File No. 333-90578), Exhibit 3.1).

3.2	Articles Supplementary Relating to the Series B Preferred Stock (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003, Exhibit 3.3).

3.3	Articles Supplementary Relating to the Series C Preferred Stock (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 3.3, filed on October 25, 2005).

3.4	Articles Supplementary Relating to the Series D Preferred Stock (incorporated by reference to the Registrant’s Report on Form 8-A, Exhibit 3.1, filed on March 14, 2007).

3.5	Amended and Restated By-laws (incorporated by reference to the Registrant’s Registration Statement on Form 8-K, Exhibit 3.1, filed on May 5, 2006).

4.1	Rights Agreement between the Registrant and American Stock Transfer and Trust Company, as Rights Agent, dated October 16, 2002 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2002, Exhibit 4.1).

4.2	Junior Subordinated Indenture between Newcastle Investment Corp. and The Bank of New York Mellon Trust Company, National Association, dated April 30, 2009 (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 4.1, filed on May 4, 2009).

4.3	Pledge and Security Agreement between Newcastle Investment Corp. and The Bank of New York Mellon Trust Company, National Association, as trustee, dated April 30, 2009 (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 4.2, filed on May 4, 2009).

4.4	Pledge, Security Agreement and Account Control Agreement among Newcastle Investment Corp., NIC TP LLC, as pledgor, and The Bank of New York Mellon Trust Company, National Association, as bank and trustee, dated April 30, 2009 (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 4.3, filed on May 4, 2009).

10.1	Amended and Restated Management and Advisory Agreement by and among the Registrant and Fortress Investment Group LLC, dated June 23, 2003 (incorporated by reference to the Registrant’s Registration Statement on Form S-11 (File No. 333-106135), Exhibit 10.1).

10.2	Newcastle Investment Corp. Nonqualified Stock Option and Incentive Award Plan Amended and Restated Effective as of February 11, 2004 (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, Exhibit 10.2).

10.3	Exchange Agreement between Newcastle Investment Corp. and Taberna Preferred Funding IV, Ltd., Taberna Preferred Funding V, Ltd., Taberna Preferred Funding VI, Ltd. and Taberna Preferred Funding VII, Ltd., dated April 30, 2009 (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.1, filed on May 4, 2009).

10.4	Exchange Agreement, dated as of January 29, 2010, by and among Newcastle Investment Corp., Taberna Capital Management, LLC, Taberna Preferred Funding IV, Ltd., Taberna Preferred Funding V, Ltd., Taberna Preferred Funding VI, Ltd. and Taberna Preferred Funding VII, Ltd. (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.1, filed on February 2, 2010).

21.1	Subsidiaries of the Registrant (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010, Exhibit 21.1)

31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

NEWCASTLE INVESTMENT CORP. May 6, 2011

By:	/s/ Kenneth M. Riis
Kenneth M. Riis Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Brian C. Sigman
Brian C. Sigman
Chief Financial Officer and Principal Accounting Officer

May 6, 2011