Form 10-Q
period 2011-06-30
NEWCASTLE INVESTMENT CORP
filed 2011-08-05
CIK 1175483

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Common stock, $0.01 par value per share: 79,300,197 shares outstanding as of August 3, 2011.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, the operating performance of our investments, the stability of our earnings, and our financing needs. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “endeavor,” “seek,” “anticipate,” “estimate,” “overestimate,” “underestimate,” “believe,” “could,” “project,” “predict,” “continue” or other similar words or expressions. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Our ability to predict results or the actual outcome of future plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results. Factors that could have a material adverse effect or our operations and prospects include, but are not limited to:

•	reductions in cash flows received from our investments;

•	our ability to take advantage of opportunities in additional asset classes or types of assets, at attractive risk-adjusted prices;

•	our ability to deploy capital accretively;

•	the risks that default and recovery rates on our real estate securities and loan portfolios deteriorate compared to our underwriting estimates;

•	the relationship between yields on assets which are paid off and yields on assets in which such monies can be reinvested;

•	the relative spreads between the yield on the assets we invest in and the cost of financing;

•	changes in economic conditions generally and the real estate and bond markets specifically;

•	adverse changes in the financing markets we access affecting our ability to finance our investments, or in a manner that maintains our historic net spreads;

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

NEWCASTLE INVESTMENT CORP.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	June 30, 2011 (Unaudited)	December 31, 2010
Assets
Non-Recourse VIE Financing Structures
Real estate securities, available for sale	$1,585,960	$1,859,984
Real estate related loans, held for sale, net	793,083	750,130
Residential mortgage loans, held for investment, net	306,505	124,974
Residential mortgage loans, held for sale, net	47,305	252,915
Subprime mortgage loans subject to call option	404,239	403,793
Operating real estate, held for sale	8,335	8,776
Other investments	18,883	18,883
Restricted cash	171,255	157,005
Derivative assets	5,534	7,067
Receivables from brokers, dealers and clearing organizations	4,118	—
Receivables and other assets	23,605	29,206

	3,368,822	3,612,733

Recourse Financing Structures and Unlevered Assets
Real estate securities, available for sale	197,678	600
Real estate related loans, held for sale, net	6,634	32,475
Residential mortgage loans, held for sale, net	3,371	298
Other investments	6,024	6,024
Cash and cash equivalents	100,838	33,524
Receivables and other assets	3,435	1,457

	317,980	74,378

	$3,686,802	$3,687,111

Liabilities and Stockholders’ Equity (Deficit)
Liabilities
Non-Recourse VIE Financing Structures
CDO bonds payable	$2,451,880	$3,010,868
Other bonds and notes payable	219,959	261,165
Repurchase agreements	10,829	14,049
Financing of subprime mortgage loans subject to call option	404,239	403,793
Derivative liabilities	126,501	176,861
Payables to brokers, dealers and clearing organizations	38,487	—
Accrued expenses and other liabilities	9,114	8,445

	3,261,009	3,875,181

Recourse Financing Structures and Other Liabilities
Repurchase agreements	107,216	4,683
Junior subordinated notes payable	51,251	51,253
Dividends payable	8,860	—
Due to affiliates	1,518	1,419
Payables to brokers, dealers and clearing organizations	85,278	—
Accrued expenses and other liabilities	2,303	2,160

	256,426	59,515

	3,517,435	3,934,696

Stockholders’ Equity (Deficit)
Preferred stock, $0.01 par value, 100,000,000 shares authorized, 1,347,321 shares of 9.75% Series B Cumulative Redeemable Preferred Stock, 496,000 shares of 8.05% Series C Cumulative Redeemable Preferred Stock, and 620,000 shares of 8.375% Series D Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, issued and outstanding as of June 30, 2011 and December 31, 2010	61,583	61,583
Common stock, $0.01 par value, 500,000,000 shares authorized, 79,300,197 and 62,027,184 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	793	620
Additional paid-in capital	1,163,726	1,065,377
Accumulated deficit	(1,089,548)	(1,328,987)
Accumulated other comprehensive income (loss)	32,813	(46,178)

	169,367	(247,585)

	$3,686,802	$3,687,111

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(dollars in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Interest income	$74,143	$74,183	$146,346	$144,275
Interest expense	35,750	43,141	73,915	88,730

Net interest income	38,393	31,042	72,431	55,545

Impairment (Reversal)
Valuation allowance (reversal) on loans	(14,555)	(91,534)	(55,862)	(187,308)
Other-than-temporary impairment on securities	5,784	33,925	8,896	98,781
Portion of other-than-temporary impairment on securities recognized in other comprehensive income (loss), net of the reversal of other comprehensive loss into net income (loss)	(296)	15,114	693	(22,000)

	(9,067)	(42,495)	(46,273)	(110,527)

Net interest income after impairment/reversal	47,460	73,537	118,704	166,072
Other Income (Loss)
Gain (loss) on settlement of investments, net	35,606	8,954	69,698	18,631
Gain on extinguishment of debt	33,443	46,728	44,485	95,074
Other income (loss), net	(10,160)	(2,298)	(9,825)	(3,778)

	58,889	53,384	104,358	109,927

Expenses
Loan and security servicing expense	1,200	1,322	2,260	2,357
General and administrative expense	1,649	2,000	3,250	5,101
Management fee to affiliate	4,555	4,258	8,744	8,735

	7,404	7,580	14,254	16,193

Income from continuing operations	98,945	119,341	208,808	259,806
Income (loss) from discontinued operations	190	13	—	(27)

Net Income	99,135	119,354	208,808	259,779
Preferred dividends	(1,395)	(1,395)	(2,790)	(4,663)
Excess of carrying amount of exchanged preferred stock over fair value of consideration paid	—	—	—	43,043

Income Available for Common Stockholders	$97,740	$117,959	$206,018	$298,159

Income Per Share of Common Stock
Basic	$1.23	$1.90	$2.90	$5.16

Diluted	$1.23	$1.90	$2.90	$5.16

Income from continuing operations per share of common stock, after preferred dividends and excess of carrying amount of exchanged preferred stock over fair value of consideration paid
Basic	$1.23	$1.90	$2.90	$5.16

Diluted	$1.23	$1.90	$2.90	$5.16

Income (loss) from discontinued operations per share of common stock
Basic	$0.00	$0.00	$—	$(0.00)

Diluted	$0.00	$0.00	$—	$(0.00)

Weighted Average Number of Shares of Common Stock Outstanding
Basic	79,282,480	62,010,570	70,988,410	57,838,286

Diluted	79,282,480	62,010,570	70,992,828	57,838,286

Dividends Declared per Share of Common Stock	$0.10	$—	$0.10	$—

See notes to consolidated financial statements

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (Unaudited)

FOR THE SIX MONTHS ENDED JUNE 30, 2011

(dollars in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated	Accum. Other Comp. Income	Total Stock- holders’ Equity
	Shares	Amount	Shares	Amount		Deficit	(Loss)	(Deficit)
Stockholders’ equity (deficit) - December 31, 2010	2,463,321	$61,583	62,027,184	$620	$1,065,377	$(1,328,987)	$(46,178)	$(247,585)
Dividends declared	—	—	—	—	—	(14,441)	—	(14,441)
Issuance of common stock	—	—	17,273,013	173	98,349	—	—	98,522
Deconsolidation of CDO V:
Cumulative net loss	—	—	—	—	—	45,072	—	45,072
Deconsolidation of unrealized gain on securities	—	—	—	—	—	—	(8,026)	(8,026)
Deconsolidation of unrealized loss on derivatives designated as cash flow hedges	—	—	—	—	—	—	18,353	18,353
Comprehensive income:
Net income	—	—	—	—	—	208,808	—	208,808
Net unrealized gain on securities	—	—	—	—	—	—	101,747	101,747
Reclassification of net realized (gain) on securities into earnings	—	—	—	—	—	—	(58,323)	(58,323)
Net unrealized gain on derivatives designated as cash flow hedges	—	—	—	—	—	—	13,075	13,075
Reclassification of net realized loss on derivatives designated as cash flow hedges into earnings	—	—	—	—	—	—	12,165	12,165

Total comprehensive income								277,472

Stockholders’ equity (deficit) - June 30, 2011	2,463,321	$61,583	79,300,197	$793	$1,163,726	$(1,089,548)	$32,813	$169,367

See notes to consolidated financial statements

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

JUNE 30, 2011

(dollars in thousands)

	Six Months Ended June 30,
	2011	2010
Cash Flows From Operating Activities
Net income	$208,808	$259,779
Adjustments to reconcile net income to net cash provided by (used in) operating activities (inclusive of amounts related to discontinued operations): Depreciation and amortization	137	125
Accretion of discount and other amortization	(21,807)	(8,377)
Interest income in CDOs redirected for reinvestment or CDO bonds paydown	(6,579)	(12,705)
Interest income on investments accrued to principal balance	(9,298)	(3,789)
Interest expense on debt accrued to principal balance	514	1,645
Deferred interest received	1,027	44
Non-cash directors’ compensation	122	60
Reversal of valuation allowance on loans	(55,862)	(187,308)
Other-than-temporary impairment on securities	9,589	76,781
Impairment on real estate held for sale	433	60
Gain on settlement of investments, net	(68,766)	(18,631)
Unrealized loss on non-hedge derivatives and hedge ineffectiveness	11,194	4,299
Gain on extinguishment of debt	(44,485)	(95,074)
Change in:
Restricted cash	245	3,018
Receivables and other assets	1,076	2,967
Due to affiliates	99	(78)
Accrued expenses and other liabilities	(73)	(1,346)

Net cash provided by (used in) operating activities	26,374	21,470

Cash Flows From Investing Activities
Purchase of real estate securities	(180,245)	(2,291)
Proceeds from sale of real estate securities	3,885	26,022
Acquisition of servicing rights	(2,268)	—
Principal repayments on loans and securities other than third-party CDO	51,933	45,083
Principal repayments on third-party CDO securities	8,865	—
Principal repayments from repurchased CDO debt	48,881	53
Margin received on derivative instruments	—	5,073
Payments on settlement of derivative instruments	(14,322)	(11,394)
Distributions of capital from equity method investees	—	159

Net cash provided by (used in) investing activities	(83,271)	62,705

Cash Flows From Financing Activities
Repurchases of CDO bonds payable	(87,064)	(9,927)
Issuance of other bonds payable	142,736	97,650
Repayments of other bonds payable	(184,242)	(124,104)
Borrowings under repurchase agreements	108,576	—
Repayments of repurchase agreements	(9,263)	(71,309)
Issuance of common stock	98,843	—
Costs related to issuance of common stock	(468)	—
Cash consideration paid in exchange for junior subordinated notes	—	(9,715)
Cash consideration paid to redeem preferred stock	—	(16,001)
Dividends paid	(5,581)	(19,484)
Payment of deferred financing costs	(1,546)	(1,677)
Restricted cash returned from refinancing activities	62,220	39,776

Net cash provided by (used in) financing activities	124,211	(114,791)

Net Increase (Decrease) in Cash and Cash Equivalents	67,314	(30,616)
Cash and Cash Equivalents, Beginning of Period	33,524	68,300

Cash and Cash Equivalents, End of Period	$100,838	$37,684

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest expense	$53,169	$65,946
Supplemental Schedule of Non-Cash Investing and Financing Activities
Common stock dividends declared but not paid	$7,930	$—
Preferred stock dividends declared but not paid	$930	$—
Common stock issued to redeem preferred stock	$—	$28,457
Face amount of CDO bonds issued in exchange for previously issued junior subordinated notes of $52,094	$—	$37,625
Securities purchased not yet settled	$85,278	$—

See notes to consolidated financial statements

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2011

(dollars in thousands, except share data)

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

Newcastle is party to a management agreement (the “Management Agreement”) with FIG LLC (the “Manager”), a subsidiary of Fortress Investment Group LLC (“Fortress”), under which the Manager advises Newcastle on various aspects of its business and manages its day-to-day operations, subject to the supervision of Newcastle’s board of directors. For its services, the Manager is entitled to an annual management fee and incentive compensation, both as defined in, and in accordance with the terms of, the Management Agreement.

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

Approximately 3.8 million shares of Newcastle’s common stock were held by Fortress, through its affiliates, and its principals at June 30, 2011. In addition, Fortress, through its affiliates, held options to purchase approximately 3.4 million shares of Newcastle’s common stock at June 30, 2011.

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

In May 2011, the FASB issued new guidance regarding the measurement and disclosure of fair value, which will become effective for Newcastle on January 1, 2012. Newcastle has not yet completed its assessment of the potential impact of this guidance.

In June 2011, the FASB issued a new accounting standard that eliminates the current option to report other comprehensive income and its components in the statement of stockholders’ equity. Instead, an entity will be required to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. The standard will become effective for Newcastle on January 1, 2012. Newcastle will adopt this standard in the first quarter of 2012.

The FASB has recently issued or discussed a number of proposed standards on such topics as consolidation, financial statement presentation, revenue recognition, leases, financial instruments, hedging and contingencies. Some of the proposed changes are significant and could have a material impact on Newcastle’s reporting. Newcastle has not yet fully evaluated the potential impact of these proposals, but will make such an evaluation as the standards are finalized.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2011

(dollars in thousands, except share data)

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

Summary financial data on Newcastle’s segments is given below, together with a reconciliation to the same data for Newcastle as a whole:

	Non-Recourse (A)
	CDOs	Other Non- Recourse (B)	Recourse (C)	Unlevered (D)	Corporate	Inter-segment Elimination (E)	Total
Six Months Ended June 30, 2011
Interest income	$111,399	$35,006	$597	$1,015	$63	$(1,734)	$146,346
Interest expense	47,285	25,990	242	—	1,906	(1,508)	73,915

Net interest income (expense)	64,114	9,016	355	1,015	(1,843)	(226)	72,431
Impairment (reversal)	(44,158)	1,797	—	(3,912)	—	—	(46,273)
Other income (loss)	98,234	1,490	—	4,634	—	—	104,358
Expenses	639	1,636	—	115	11,864	—	14,254

Income (loss) from continuing operations	205,867	7,073	355	9,446	(13,707)	(226)	208,808
Income (loss) from discontinued operations	—	(185)	—	(41)	—	226	—

Net income (loss)	205,867	6,888	355	9,405	(13,707)	—	208,808
Preferred dividends	—	—	—	—	(2,790)	—	(2,790)

Income (loss) applicable to common stockholders	$205,867	$6,888	$355	$9,405	$(16,497)	$—	$206,018

Three Months Ended June 30, 2011
Interest income	$56,571	$17,525	$450	$522	$43	$(968)	$74,143
Interest expense	22,672	12,835	144	—	954	(855)	35,750

Net interest income (expense)	33,899	4,690	306	522	(911)	(113)	38,393
Impairment (reversal)	(5,913)	643	—	(3,797)	—	—	(9,067)
Other income (loss)	55,127	(337)	—	4,099	—	—	58,889
Expenses	326	892	—	70	6,116	—	7,404

Income (loss) from continuing operations	94,613	2,818	306	8,348	(7,027)	(113)	98,945
Income (loss) from discontinued operations	—	97	—	(20)	—	113	190

Net income (loss)	94,613	2,915	306	8,328	(7,027)	—	99,135
Preferred dividends	—	—	—	—	(1,395)	—	(1,395)

Income (loss) applicable to common stockholders	$94,613	$2,915	$306	$8,328	$(8,422)	$—	$97,740

June 30, 2011
Investments	$2,489,435	$771,825	$194,460	$19,247	$—	$(96,950)	$3,378,017
Cash and restricted cash	171,255	—	—	4	100,834	—	272,093
Derivitve assets	5,534	—	—	—	—	—	5,534
Other assets	27,567	156	278	2,250	912	(5)	31,158

Total assets	2,693,791	771,981	194,738	21,501	101,746	(96,955)	3,686,802

Debt	(2,468,431)	(715,431)	(107,216)	—	(51,251)	96,955	(3,245,374)
Derivative liabilities	(126,501)	—	—	—	—	—	(126,501)
Other liabilities	(45,540)	(2,061)	(85,284)	(60)	(12,615)	—	(145,560)

Total liabilities	(2,640,472)	(717,492)	(192,500)	(60)	(63,866)	96,955	(3,517,435)

Preferred stock	—	—	—	—	(61,583)	—	(61,583)

GAAP book value	$53,319	$54,489	$2,238	$21,441	$(23,703)	$—	$107,784

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2011

(dollars in thousands, except share data)

	CDOs (A)	Other Non-Recourse (A) (B)	Recourse	Unlevered	Unallocated	Total
Six Months Ended June 30, 2010
Interest income	$105,721	$36,806	$976	$742	$30	$144,275
Interest expense	56,174	29,901	645	356	1,654	88,730

Net interest income (expense)	49,547	6,905	331	386	(1,624)	55,545
Impairment	(60,308)	(34,229)	(60)	(15,930)	—	(110,527)
Other income (loss)	115,730	(3,781)	(663)	(1,014)	(345)	109,927
Other operating expenses	789	1,626	4	10	13,764	16,193

Income (loss) from continuing operations	224,796	35,727	(276)	15,292	(15,733)	259,806
Income (loss) from discontinued operations	—	—	—	(27)	—	(27)

Net income (loss)	224,796	35,727	(276)	15,265	(15,733)	259,779
Preferred dividends	—	—	—	—	(4,663)	(4,663)
Excess of carrying amount of exchanged preferred stock over fair value of consideration paid	—	—	—	—	43,043	43,043

Income (loss) applicable to common stockholders	$224,796	$35,727	$(276)	$15,265	$22,647	$298,159

Three Months Ended June 30, 2010
Interest income	$54,778	$18,760	$117	$519	$9	$74,183
Interest expense	27,308	14,862	18	356	597	43,141

Net interest income (expense)	27,470	3,898	99	163	(588)	31,042
Impairment	(29,462)	3,063	—	(16,096)	—	(42,495)
Other income (loss)	56,008	(2,383)	—	104	(345)	53,384
Other operating expenses	437	948	—	9	6,186	7,580

Income (loss) from continuing operations	112,503	(2,496)	99	16,354	(7,119)	119,341
Income (loss) from discontinued operations	—	—	—	13	—	13

Net income (loss)	112,503	(2,496)	99	16,367	(7,119)	119,354
Preferred dividends	—	—	—	—	(1,395)	(1,395)
Excess of carrying amount of exchanged preferred stock over fair value of consideration paid	—	—	—	—	—	—

Income (loss) applicable to common stockholders	$112,503	$(2,496)	$99	$16,367	$(8,514)	$117,959

(A)	Assets held within CDOs and other non-recourse structures are not available to satisfy obligations outside of such financings, except to the extent Newcastle receives net cash flow distributions from such structures. Furthermore, creditors or beneficial interest holders of these structures have no recourse to the general credit of Newcastle. Therefore, Newcastle’s exposure to the economic losses from such structures is limited to its invested equity in them and economically their book value cannot be less than zero. Therefore, impairment recorded in excess of Newcastle’s investment, which results in negative GAAP book value for a given non-recourse financing structure, cannot economically be incurred and will eventually be reversed through amortization, sales at gains, or as gains at the deconsolidation or termination of such non-recourse financing structure.
(B)	The following table summarizes the investments and debt in the other non-recourse segment:

	June 30, 2011
	Investments		Debt
	Outstanding Face Amount	Carrying Value	Outstanding Face Amount	Carrying Value
Manufactured housing loan portfolio I	$143,255	$118,788	$115,017	$105,384
Manufactured housing loan portfolio II	191,009	187,717	155,793	154,254
Subprime mortgage loans subject to call options	406,217	404,239	406,217	404,239
Real estate securities	71,278	52,746	50,000	45,516
Operating real estate	N/A	8,335	6,038	6,038

	$811,759	$771,825	$733,065	$715,431

(C)	The $107.2 million of recourse debt is comprised of (i) $103.6 million of repurchase agreement secured by $108.9 million carrying value of FNMA/FHLMC securities and (ii) $3.6 million of repurchase agreement secured by $35.7 million face amount of senior notes issued by Newcastle CDO VI, which was repurchased by Newcastle in December 2010 and eliminated in consolidation. $85.3 million of Investments and Other Liabilities represent FNMA/FHLMC securities purchased but not yet settled at June 30, 2011.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2011

(dollars in thousands, except share data)

(D)	The following table summarizes the investments in the unlevered segment:

	June 30, 2011
	Outstanding Face Amount	Carrying Value	Number of Investments
Real estate securities	$124,036	$3,218	20
Real estate related loans	69,634	6,634	4
Residential mortgage loans	7,566	3,371	228
Other investments	N/A	6,024	1

	$201,236	$19,247	253

(E)	Represents the elimination of investments and financings and their related income and expenses between segments as the corresponding inter-segment investments and financings are presented on a gross basis within each segment.

Variable Interest Entities (“VIEs”)

The VIEs in which Newcastle has a significant interest include (i) Newcastle’s CDOs, in which Newcastle has been determined to be the primary beneficiary and therefore consolidates them (with the exception of CDO V as described below), since it has the power to direct the activities that most significantly impact the CDOs’ economic performance and would absorb a significant portion of their expected losses and receive a significant portion of their expected residual returns, and (ii) the manufactured housing loan financing structures, which are similar to the CDOs in analysis. Newcastle’s CDOs and manufactured housing loan financings are held in special purpose entities whose debt is treated as non-recourse secured borrowings of Newcastle. Newcastle’s subprime securitizations are also considered VIEs, but Newcastle does not control their activities and no longer receives a significant portion of their returns. These subprime securitizations were not consolidated under the current or prior guidance.

In addition, Newcastle’s investments in CMBS, CDO securities and loans may be deemed to be variable interests in VIEs, depending on their structure. Newcastle is not obligated to provide, nor has it provided, any financial support to these VIEs. Newcastle monitors these investments and, to the extent Newcastle determines that it potentially owns a majority of the currently controlling class, it analyzes them for potential consolidation. As of June 30, 2011, Newcastle has not consolidated these potential VIEs due to the determination that, based on the nature of Newcastle’s investments and the provisions governing these structures, Newcastle does not have the power to direct the activities that most significantly impact their economic performance.

In April 2011, Newcastle sold its retained interests in Newcastle CDO VII, a non-consolidated VIE of Newcastle. As a result of the sale of Newcastle’s retained interests in CDO VII and the subsequent liquidation of the VIE, CDO VII has been removed from our non-consolidated VIE disclosure as of June 30, 2011.

On June 17, 2011, Newcastle deconsolidated a non-recourse financing structure, CDO V. Newcastle determined that it does not currently have the power to direct the relevant activities of CDO V as an event of default had occurred and Newcastle may be removed as the collateral manager by a single party. The deconsolidation has reduced Newcastle’s gross assets by $301.6 million, reduced liabilities by $357.0 million and increased equity by $55.4 million. The deconsolidation also reduced revenues and expenses from June 17, 2011 onwards, but its impact was not material to net income applicable to common stockholders.

Newcastle had variable interests in the following unconsolidated VIE at June 30, 2011, in addition to the subprime securitizations which are described in Note 4:

Entity	Gross Assets (A)	Debt (B)	Carrying Value of Newcastle’s Investment (C)
Newcastle CDO V	$337,618	$336,875	$—

(A)	Face amount.
(B)	Includes $35.2 million face amount of debt owned by Newcastle at June 30, 2011.
(C)	Represents Newcastle’s maximum exposure to loss from this entity.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2011

(dollars in thousands, except share data)

3. REAL ESTATE SECURITIES

The following is a summary of Newcastle’s real estate securities at June 30, 2011, all of which are classified as available for sale and are, therefore, reported at fair value with changes in fair value recorded in other comprehensive income, except for securities that are other-than-temporarily impaired.

Asset Type	Outstanding Face Amount	Amortized Cost Basis					Carrying Value (B)	Number of Securities	Weighted Average
		Before Impairment	Other-Than- Temporary Impairment (A)	After Impairment					Rating (C)	Coupon	Yield	Maturity (Years) (D)	Principal Subordination (E)
					Gross Unrealized
					Gains	Losses
CMBS-Conduit	$1,224,367	$1,043,674	$(235,513)	$808,161	$141,515	$(44,984)	$904,692	165	BB	5.68%	10.97%	3.8	10.4%
CMBS- Single Borrower	273,242	266,556	(12,364)	254,192	4,558	(14,844)	243,906	44	BB	5.04%	6.20%	3.6	7.8%
CMBS-Large Loan	7,555	7,552	—	7,552	—	(378)	7,174	2	A	1.63%	1.79%	1.0	11.7%
REIT Debt	172,393	171,683	—	171,683	11,171	(3,399)	179,455	26	BB+	5.94%	5.81%	3.2	N/A
ABS-Subprime (F)	264,944	226,937	(86,643)	140,294	16,234	(3,535)	152,993	63	B+	1.26%	10.35%	6.2	29.7%
ABS-Manufactured Housing	32,727	31,779	—	31,779	1,771	(295)	33,255	7	BBB+	6.63%	7.40%	3.8	40.6%
ABS-Franchise	24,399	21,944	(10,745)	11,199	740	(1,981)	9,958	7	BB+	3.49%	9.13%	8.3	32.6%
FNMA/FHLMC	185,273	194,067	—	194,067	603	(210)	194,460	21	AAA	2.89%	1.52%	4.6	N/A
CDO (G)	193,463	72,332	(14,861)	57,471	—	(2,250)	55,221	12	CCC+	2.81%	7.28%	1.6	N/A

Debt Security Total /Average (H)	2,378,363	2,036,524	(360,126)	1,676,398	176,592	(71,876)	1,781,114	347	BB+	4.66%	8.33%	3.9

Equity Securities		1,388	(276)	1,112	1,412	—	2,524	2

Total		$2,037,912	$(360,402)	$1,677,510	$178,004	$(71,876)	$1,783,638	$349

(A)	Represents the cumulative impairment against amortized cost basis recorded through earnings, net of the effect of the cumulative adjustment as a result of the adoption of new accounting guidance on impairment in 2009.
(B)	See Note 6 regarding the estimation of fair value, which is equal to carrying value for all securities.
(C)	Represents the weighted average of the ratings of all securities in each asset type, expressed as an S&P equivalent rating. For each security rated by multiple rating agencies, the lowest rating is used. FNMA/FHLMC securities have an implied AAA rating. Ratings provided were determined by third party rating agencies as of a particular date, may not be current and are subject to change (including a “negative watch” assignment) at any time.
(D)	The weighted average maturity is based on the timing of expected principal reduction on the assets.
(E)	Percentage of the outstanding face amount of securities that is subordinate to Newcastle’s investments.
(F)	Includes the retained bonds with a face amount of $4.0 million and a carrying value of $1.0 million from Securitization Trust 2006 (Note 4).
(G)	Includes seven CDO bonds issued by C-BASS with a carrying value of $2.5 million, two CDOs bond issued by third parties with a carrying value of $52.7 million and three CDO bonds issued by CDO V, which has been deconsolidated, held as investments by Newcastle with a zero carrying value.
(H)	The total outstanding face amount of fixed rate securities was $1.7 billion, and of floating rate securities was $0.7 billion.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2011

(dollars in thousands, except share data)

Unrealized losses that are considered other-than-temporary are recognized currently in earnings. During the six months ended June 30, 2011, Newcastle recorded other-than-temporary impairment charges (“OTTI”) of $8.9 million (gross of ($0.7) million of other-than-temporary impairment recognized in other comprehensive income) with respect to real estate securities. Based on management’s analysis of these securities, the performance of the underlying loans and changes in market factors, Newcastle noted adverse changes in the expected cash flows on certain of these securities and concluded that they were other-than-temporarily impaired. Any remaining unrealized losses on Newcastle’s securities were primarily the result of changes in market factors, rather than issue-specific credit impairment. The following table summarizes Newcastle’s securities in an unrealized loss position as of June 30, 2011.

		Amortized Cost Basis			Gross Unrealized				Weighted Average
Securities in an Unrealized Loss Position	Outstanding Face Amount	Before Impairment	Other-than- Temporary Impairment	After Impairment	Gains	Losses	Carrying Value	Number of Securities	Rating	Coupon	Yield	Maturity (Years)
Less Than Twelve Months	$417,850	$378,802	$(4,104)	$374,698	$—	$(14,775)	359,923	45	BBB+	3.72%	6.00%	5.5
Twelve or More Months	445,512	442,506	(5,366)	437,140	—	(57,101)	380,039	82	BB	5.13%	5.50%	2.5

Total	$863,362	$821,308	$(9,470)	$811,838	$—	$(71,876)	$739,962	127	BBB-	4.45%	5.73%	3.9

Newcastle performed an assessment of all of its debt securities that are in an unrealized loss position (unrealized loss position exists when a security’s amortized cost basis, excluding the effect of OTTI, exceeds its fair value) and determined the following:

	June 30, 2011
	Fair Value	Amortized Cost Basis	Unrealized Losses
			Credit (B)	Non-Credit (C)
Securities Newcastle intends to sell	$—	$—	$—	N/A
Securities Newcastle is more likely than not to be required to sell (A)	—	—	—	N/A
Securities Newcastle has no intent to sell and is not more likely than not to be required to sell:
Credit impaired securities	30,811	34,986	(8,755)	(4,176)
Non credit impaired securities	709,151	776,852	—	(67,700)

Total debt securities in an unrealized loss position	$739,962	$811,838	$(8,755)	$(71,876)

(A)	Newcastle may, at times, be more likely than not to be required to sell certain securities for liquidity purposes. While the amount of the securities to be sold may be an estimate, and the securities to be sold have not yet been identified, Newcastle must make its best estimate, which is subject to significant judgment regarding future events, and may differ materially from actual future sales.
(B)	This amount is required to be recorded as other-than-temporary impairment through earnings. In measuring the portion of credit losses, Newcastle’s management estimates the expected cash flow for each of the securities. This evaluation includes a review of the credit status and the performance of the collateral supporting those securities, including the credit of the issuer, key terms of the securities and the effect of local, industry and broader economic trends. Significant inputs in estimating the cash flows include management’s expectations of prepayment speeds, default rates and loss severities. Credit losses are measured as the decline in the present value of the expected future cash flows discounted at the investment’s effective interest rate.
(C)	This amount represents unrealized losses on securities that are due to non-credit factors and is required to be recorded through other comprehensive income.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2011

(dollars in thousands, except share data)

The following table summarizes the activity related to credit losses on debt securities for the six months ended June 30, 2011:

Beginning balance of credit losses on debt securities for which a portion of an OTTI was recognized in other comprehensive income	$(60,688)

Additions for credit losses on securities for which an OTTI was not previously recognized	(2,558)

Increases to credit losses on securities for which an OTTI was previously recognized and a portion of an OTTI was recognized in other comprehensive income	(952)

Additions for credit losses on securities for which an OTTI was previously recognized without any portion of OTTI recognized in other comprehensive income	—

Reduction for credit losses on securities for which no OTTI was recognized in other comprehensive income at the current measurement date	12,300

Reduction for securities sold during the period	36,737

Reduction for securities deconsolidated during the period	6,254

Reduction for increases in cash flows expected to be collected that are recognized over the remaining life of the security	152

Ending balance of credit losses on debt securities for which a portion of an OTTI was recognized in other comprehensive income	$(8,755)

As of June 30, 2011, Newcastle had $168.0 million of restricted cash held in CDO financing structures pending its reinvestment in real estate securities and loans.

The table below summarizes the geographic distribution of the collateral securing Newcastle’s CMBS and ABS at June 30, 2011 (in thousands):

	CMBS		ABS
Geographic Location	Outstanding Face Amount	Percentage	Outstanding Face Amount	Percentage
Western U.S.	$412,041	27.4%	$81,185	25.2%
Northeastern U.S.	373,264	24.8%	59,768	18.6%
Southeastern U.S.	269,134	17.9%	71,952	22.3%
Midwestern U.S.	228,703	15.1%	46,929	14.6%
Southwestern U.S.	179,952	12.0%	34,258	10.6%
Other	16,358	1.1%	27,978	8.7%
Foreign	25,712	1.7%	—	0.0%

	$1,505,164	100.0%	$322,070	100.0%

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

JUNE 30, 2011

(dollars in thousands, except share data)

4. REAL ESTATE RELATED LOANS, RESIDENTIAL MORTGAGE LOANS, SUBPRIME MORTGAGE LOANS AND SERVICING RIGHTS

All of Newcastle’s loan investments, other than the Manufactured Housing Loans Portfolios I and II as described below, were classified as held for sale as of June 30, 2011 and December 31, 2010 and marked to the lower of carrying value or fair value. Manufactured Housing Loan Portfolios I and II were refinanced in April 2010 and May 2011, respectively, through securitizations and were reclassified from held for sale to held for investment since April 2010 and May 2011, respectively. In connection with the securitization transactions, Newcastle gave representations and warranties with respect to the manufactured housing loans sold to the securitization trusts. To the extent a breach of any such representations and warranties materially and adversely affects the value or enforceability of the related loans, Newcastle will be required to repurchase such loans from the respective securitization trusts.

The following is a summary of real estate related loans, residential mortgage loans and subprime mortgage loans at June 30, 2011. The loans contain various terms, including fixed and floating rates, self-amortizing and interest only. They are generally subject to prepayment.

Loan Type	Outstanding Face Amount	Carrying Value (A)	Loan Count	Wtd. Avg. Yield	Weighted Average Coupon	Weighted Average Maturity (Years) (B)	Floating Rate Loans as a % of Face Amount	Delinquent Face Amount (C)
Mezzanine Loans	$529,882	$413,007	16	11.08%	6.48%	2.3	71.2%	$51,615
Corporate Bank Loans	272,558	168,502	6	18.46%	9.04%	3.3	53.8%	—
B-Notes	255,147	187,436	9	14.03%	4.43%	2.0	76.4%	45,091
Whole Loans	30,772	30,772	3	4.79%	3.87%	2.8	94.6%	—

Total Real Estate Related Loans Held for Sale, Net	$1,088,359	$799,717	34	13.08%	6.57%	2.5	68.7%	$96,706

Manufactured Housing Loan Portfolio I	$143,255	$118,788	3,739	9.54%	8.70%	7.7	1.1%	$1,910
Manufactured Housing Loan Portfolio II	191,009	187,717	6,461	7.59%	9.67%	6.1	17.4%	1,091

Total Residential Mortgage Loans Held for Investment, Net (D)	$334,264	$306,505	10,200	8.35%	9.25%	6.8	10.4%	$3,001

Residential Loans	$62,167	$47,305	219	5.58%	2.41%	7.3	100.0%	$7,055
Manufactured Housing Loans I	972	254	24	47.94%	8.54%	0.7	0.0%	328
Manufactured Housing Loans II	6,594	3,117	204	15.69%	10.27%	4.7	8.3%	2,735

Total Residential Mortgage Loans Held for Sale, Net	$69,733	$50,676	447	6.41%	3.24%	7.0	89.9%	$10,118

Subprime Mortgage Loans Subject to Call Option	$406,217	$404,239

(A)	Carrying value includes interest receivable of $0.1 million for the residential housing loans and principal and interest receivable of $5.5 million for the manufactured housing loans.
(B)	The weighted average maturity is based on the timing of expected principal reduction on the assets.
(C)	Includes loans that are 60 or more days past due, in foreclosure, under bankruptcy, or considered real estate owned. As of June 30, 2011, $134.6 million face amount of real estate related loans was on non-accrual status.
(D)	The following is an aging analysis of past due residential loans held-for-investment as of June 30, 2011:

	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Repossessed	Total Past Due	Current	Total Outstanding Face Amount
Manufactured Housing Loan Portoflio I	$849	$679	$528	$703	$2,759	$140,496	$143,255
Manufactured Housing Loan Portoflio II	$957	$488	$278	$325	$2,048	$188,961	$191,009

Newcastle’s management monitors the credit qualities of the Manufactured Housing Loan Portfolios I and II primarily by using aging analyses, current trends in delinquencies and actual loss incurrence rates.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2011

(dollars in thousands, except share data)

The following is a summary of real estate related loans by maturities at June 30, 2011:

Year of Maturity (1)	Outstanding Face Amount	Carrying Value	Number of Loans
Delinquent (2)	$96,706	$45,486	4
Period from July 1, 2011 to December 31, 2011	131,168	108,745	4
2012	123,073	56,152	4
2013	29,414	21,368	3
2014	295,273	218,989	8
2015	210,591	168,362	6
2016	184,525	164,817	4
Thereafter	17,609	15,798	1

Total	$1,088,359	$799,717	34

(1)	Based on the final extended maturity date of each loan investment as of June 30, 2011.
(2)	Includes loans that are non-performing, in foreclosure, or under bankruptcy.

Activities relating to the carrying value of our real estate loans and residential mortgage loans are as follows:

	Held for Sale		Held for Investment
	Real Estate Related Loans	Residential Mortgage Loans	Residential Mortgage Loans
December 31, 2010	$782,605	$253,213	$124,974
Purchases / additional fundings	269,850	—	—
Interest accrued to principal balance	9,298	—	—
Principal paydowns	(233,874)	(7,482)	(12,199)
Sales	(86,349)	—	—
Transfer to held for investment	—	(194,515)	194,515
Valuation (allowance) reversal on loans	57,334	(444)	(1,028)
Accretion of loan discount and other amortization	—	—	781
Other	853	(96)	(538)

June 30, 2011	$799,717	$50,676	$306,505

The following is a rollforward of the related loss allowance.

	Held For Sale		Held For Investment
	Real Estate Related Loans	Residential Mortgage Loans	Residential Mortgage Loans (B)
Balance at December 31, 2010	$(321,591)	$(25,193)	$(21,350)
Transfer to held for investment	—	2,677	(2,677)
Charge-offs (A)	26,657	2,514	2,430
Valuation (allowance) reversal on loans	57,334	(444)	(1,028)

Balance at June 30, 2011	$(237,600)	$(20,446)	$(22,625)

(A)	The charge-offs for real estate related loans represent two loans which were written off or sold during the period.
(B)	The allowance for credit losses was determined based on the guidance for loans acquired with deteriorated credit quality.

Securitization of Subprime Mortgage Loans

The following table presents information on the retained interests in Newcastle’s securitizations of subprime mortgage loans at June 30, 2011:

	Subprime Portfolio
	I	II	Total
Total securitized loans (unpaid principal balance) (A)	$499,374	$655,607	$1,154,981
Loans subject to call option (carrying value)	$299,176	$105,063	$404,239
Retained interests (fair value) (B)	$1,010	$—	$1,010

(A)	Average loan seasoning of 71 months and 53 months for Subprime Portfolios I and II, respectively, at June 30, 2011.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2011

(dollars in thousands, except share data)

(B)	The retained interests include retained bonds of the securitizations. Their fair value is estimated based on pricing models. Newcastle’s residual interests were written off in the first quarter of 2010. The weighted average yield of the retained bonds was 7.68% as of June 30, 2011.

Newcastle has no obligation to repurchase any loans from either of its subprime securitizations. Therefore, it is expected that its exposure to loss is limited to the carrying amount of its retained interests in the securitization entities, as described above. A subsidiary of Newcastle gave limited representations and warranties with respect to Subprime Portfolio II and is required to pay the difference, if any, between the repurchase price of any loan in such portfolio and the price required to be paid by a third party originator for such loan. Such subsidiary, however, has no assets and does not have recourse to the general credit of Newcastle.

The following table summarizes certain characteristics of the underlying subprime mortgage loans, and related financing, in the securitizations as of June 30, 2011:

	Subprime Portfolio
	I	II
Loan unpaid principal balance (UPB)	$499,374	$655,607
Weighted average coupon rate of loans	5.64%	5.09%
Delinquencies of 60 or more days (UPB) (A)	$107,958	$179,471
Net credit losses for the six months ended June 30, 2011	$16,843	$29,447
Cumulative net credit losses	$180,252	$197,083
Cumulative net credit losses as a % of original UPB	12.0%	18.1%
Percentage of ARM loans (B)	52.7%	65.4%
Percentage of loans with original loan-to-value ratio >90%	10.6%	17.3%
Percentage of interest-only loans	22.3%	4.1%
Face amount of debt (C)	$495,258	$655,607
Weighted average funding cost of debt (D)	1.27%	1.37%

(A)	Delinquencies include loans 60 or more days past due, in foreclosure, under bankruptcy filing or real estate owned.
(B)	ARM loans are adjustable-rate mortgage loans. An option ARM is an adjustable-rate mortgage that provides the borrower with an option to choose from several payment amounts each month for a specified period of the loan term. None of the loans in the subprime portfolios are option ARMs.
(C)	Excludes face amount of $4.0 million of retained notes for Subprime Portfolio I at June 30, 2011.
(D)	Includes the effect of applicable hedges.

Newcastle received negligible cash inflows from the retained interests of Subprime Portfolios I and II during the six months ended June 30, 2011 and $0.2 million and $0.4 million from Subprime Portfolios I and II, respectively, during the six months ended June 30, 2010.

The loans subject to call option and the corresponding financing recognize interest income and expense based on the expected weighted average coupons of the loans subject to call option at the call date of 9.24% and 8.68% for Subprime Portfolio’s I and II, respectively.

Servicing Rights

In February 2011, Newcastle, through one of its subsidiaries, purchased the management rights with respect to certain CBASS Investment Management LLC (“C-BASS”) CDOs pursuant to a bankruptcy proceeding for $2.2 million. Newcastle initially recorded the cost of acquiring the collateral management rights as a servicing asset and subsequently amortizes this asset in proportion to, and over the period of, estimated net servicing income. Servicing assets are assessed for impairment on a quarterly basis, with impairment recognized as a valuation allowance. Key economic assumptions used in measuring any potential impairment of the servicing assets include the prepayment speeds of the underlying loans, default rates, loss severities and discount rates. During the six months ended June 30, 2011, Newcastle recorded $0.1 million of servicing rights amortization and no servicing rights impairment. As of June 30, 2011, Newcastle’s servicing asset had a carrying value of $2.2 million recorded in Receivables and Other Assets.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2011

(dollars in thousands, except share data)

5. DEBT OBLIGATIONS

The following table presents certain information regarding Newcastle’s debt obligations and related hedges at June 30, 2011:

										Collateral
Debt Obligation/ Collateral	Month Issued		Outstanding Face Amount	Carrying Value	Final Stated Maturity	Unhedged Weighted Average Funding Cost (A)	Weighted Average Funding Cost (B)	Weighted Average Maturity (Years)	Face Amount of Floating Rate Debt	Outstanding Face Amount (C)	Amortized Cost Basis (C)	Carrying Value (C)	Weighted Average Maturity (Years)	Floating Rate Face Amount (C)	Aggregate Notional Amount of Current Hedges (D)
CDO Bonds Payable
CDO IV (E)	Mar 2004		$112,449	$112,227	Mar 2039	1.52%	4.89%	2.0	$101,096	$224,762	$212,269	$194,038	3.0	$76,541	$101,096
CDO VI (E)	Apr 2005		90,927	90,927	Apr 2040	0.83%	5.35%	4.2	88,132	314,263	159,253	191,449	3.3	79,825	88,132
CDO VIII	Nov 2006		618,313	617,105	Nov 2052	0.77%	2.04%	2.8	610,713	741,974	528,322	554,833	3.4	433,957	161,655
CDO IX	May 2007		480,125	483,307	May 2052	0.54%	1.45%	2.9	480,125	691,642	572,861	586,222	2.8	405,682	91,450
CDO X	Jul 2007		1,150,000	1,148,314	Jul 2052	0.54%	3.77%	4.8	1,150,000	1,273,145	986,336	1,040,086	4.4	244,372	898,743

			2,451,814	2,451,880			2.99%	3.8	2,430,066	3,245,786	2,459,041	2,566,628	3.7	1,240,377	1,341,076

Other Bonds and Notes Payable (F)
MH loans Portfolio I	Apr 2010		78,094	77,036	Jul 2035	5.39%	5.39%	3.3	—	143,255	118,788	118,788	7.7	1,544	—
MH loans Portfolio II (G)	May 2011		138,780	137,201	Dec 2033	3.78%	3.78%	3.7	—	191,009	187,717	187,717	6.1	33,174	—
Residential Mortgage Loans (H)	Aug 2006		5,722	5,722	Dec 2034	LIBOR+ 0.90%	1.09%	7.9	5,722	5,722	5,722	5,722	7.9	5,722	—

			222,596	219,959			4.27%	3.7	5,722	339,986	312,227	312,227	6.8	40,440	—

Repurchase Agreements
Real estate securities, loans and properties (I)	Dec 2010		14,438	14,438	Dec 2011	LIBOR+ 1.50%	1.69%	0.5	14,438	—	—	—	—	—	—
FNMA/FHLMC securities (J)	Various		103,607	103,607	Aug 2011	0.29%	0.29%	0.2	—	104,009	108,788	109,181	4.7	104,009	—

			118,045	118,045			0.46%	0.2	14,438	104,009	108,788	109,181	4.7	104,009	—

Corporate
Junior subordinated notes payable	Mar 2006		51,004	51,251	Apr 2035	7.57%(L)	7.41%	23.8	—	—	—	—	—	—	—

			51,004	51,251			7.41%	23.8	—	—	—	—	—	—	—

Subtotal debt obligations			2,843,459	2,841,135			3.06%	4.0	$2,450,226	$3,689,781	$2,880,056	$2,988,036	4.0	$1,384,826	$1,341,076

Financing on subprime mortgage loans subject to call option	(K	)	406,217	404,239

Total debt obligations			$3,249,676	$3,245,374

(A)	Weighted average, including floating and fixed rate classes and including the amortization of deferred financing costs.
(B)	Including the effect of applicable hedges.
(C)	Including restricted cash held for reinvestment in CDOs.
(D)	Including a $36.4 million notional amount of interest rate cap agreements in CDO X and a $101.1 million and $88.1 million notional amount of interest rate swap agreements in CDO IV and CDO VI, respectively, which were economic hedges not designated as hedges for accounting purposes.
(E)	These CDOs were not in compliance with their applicable over collateralization tests as of June 30, 2011. Newcastle is not receiving cash flows from these CDOs (other than senior management fees and cash flows on senior classes of bonds which were repurchased) and expects these CDOs to remain out of compliance for the foreseeable future.
(F)	Excluding $36.9 million and $28.6 million of other bonds payable relating to MH loans Portfolio I and Portfolio II, respectively, retained by Newcastle or sold to certain Newcastle CDOs, which were eliminated in consolidation.
(G)	See Note 12.
(H)	Notes payable issued to CDO V, which is no longer eliminated since the deconsolidation of CDO V.
(I)	The counterparty of this repurchase agreement is Bank of America. It is secured by $35.7 million face amount of senior notes issued by Newcastle CDO VI, which is eliminated on consolidation. The maximum recourse to Newcastle is $3.6 million.
(J)	The counterparty on these repurchase agreements is Bank of America.
(K)	Issued in April 2006 and July 2007. See Note 4 regarding the securitizations of Subprime Portfolios I and II.
(L)	LIBOR + 2.25% after April 2016.

In the first six months of 2011, Newcastle repurchased $135.1 million face amount of CDO bonds and notes payable for $90.3 million. As a result, Newcastle extinguished $135.1 million face amount of CDO debt and notes payable and recorded a gain on extinguishment of debt of $44.5 million.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2011

(dollars in thousands, except share data)

6. FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair Value Summary Table

Newcastle held the following financial instruments at June 30, 2011:

	Principal Balance or Notional Amount	Carrying Value	Fair Value	Fair Value Method (A)	Weighted Average Yield/Funding Cost	Weighted Average Maturity (Years)
Assets
Non-Recourse VIE Financing Structures (F)
Financial instruments:
Real estate securities, available for sale*	$2,055,400	$1,585,960	$1,585,960	Broker quotations, counterparty quotations, pricing services, pricing models	9.20%	4.1
Real estate related loans, held for sale, net	1,018,725	793,083	799,533	Broker quotations, counterparty quotations, pricing services, pricing models	13.03%	2.6
Residential mortgage loans, held for investment, net	334,264	306,505	309,712	Pricing models	8.35%	6.8
Residential mortgage loans, held for sale, net	62,167	47,305	47,305	Pricing models	5.58%	7.6
Subprime mortgage loans subject to call option (B)	406,217	404,239	404,239	(B)	9.09%	(B	)
Restricted cash*	171,255	171,255	171,255
Derivative assets, treated as hedges (C)(E)*	104,205	3,377	3,377	Counterparty quotations	N/A	(C	)
Non-hedge derivative assets (D)(E)*	36,428	2,157	2,157	Counterparty quotations	N/A	(D	)
Operating real estate, held for sale		8,335	8,350
Other investments		18,883	18,883
Receivables and other assets		27,723	27,723

		$3,368,822	$3,378,494

Recourse Financing Structures and Unlevered Assets
Financial instruments:
Real estate securities, available for sale*	$322,963	$197,678	$197,678	Broker quotations, counterparty quotations, pricing services, pricing models	1.76%	2.8
Real estate related loans, held for sale, net	69,634	6,634	6,634	Broker quotations, counterparty quotations, pricing services, pricing models	19.28%	0.9
Residential mortgage loans, held for sale, net	7,566	3,371	3,371	Pricing models	18.12%	4.2
Cash and cash equivalents*	100,838	100,838	100,838
Other investments		6,024	6,024
Receivables and other assets		3,435	3,435

		$317,980	$317,980

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2011

(dollars in thousands, except share data)

	Principal Balance or Notional Amount	Carrying Value	Fair Value	Fair Value Method (A)	Weighted Average Yield/ Funding Cost	Weighted Average Maturity (Years)
Liabilities
Non-Recourse VIE Financing Structures (F) (G)
Financial instruments:
CDO bonds payable	$2,451,814	$2,451,880	$1,538,810	Pricing models	2.99%	3.8
Other bonds and notes payable	222,596	219,959	224,497	Pricing models, broker quotation	4.27%	3.7
Repurchase agreements	10,829	10,829	10,829	Market comparables	1.69%	0.5
Financing of subprime mortgage loans subject to call option (B)	406,217	404,239	404,239	(B)	9.09%	(B	)
Interest rate swaps, treated as hedges (C)(E)*	1,011,215	94,901	94,901	Counterparty quotations	N/A	(C	)
Non-hedge derivatives (D)(E)*	345,438	31,600	31,600	Counterparty quotations	N/A	(D	)
Accrued expenses and other liabilities		47,601	47,601

		$3,261,009	$2,352,477

Recourse Financing Structures and Other Liabilities (G)
Financial instruments:
Repurchase agreements	$107,216	$107,216	$107,216	Market comparables	0.34%	0.2
Junior subordinated notes payable	51,004	51,251	37,549	Pricing models	7.41%	23.8
Due to affiliates		1,518	1,518
Accrued expenses and other liabilities		96,441	96,441

		$256,426	$242,724

*	Measured at fair value on a recurring basis.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2011

(dollars in thousands, except share data)

(A)	Methods are listed in order of priority. In the case of real estate securities and real estate related loans, broker quotations are obtained if available and practicable, otherwise counterparty quotations or pricing service valuations are obtained or, finally, internal pricing models are used. Internal pricing models are only used for (i) securities and loans that are not traded in an active market, and, therefore, have little or no price transparency, and for which significant unobservable inputs must be used in estimating fair value, or (ii) loans or debt obligations which are private and untraded.
(B)	These two items result from an option, not an obligation, to repurchase loans from Newcastle’s subprime mortgage loan securitizations (Note 4), are noneconomic until such option is exercised, and are equal and offsetting.
(C)	Represents derivative agreements as follows:

Year of Maturity	Weighted Average Month of Maturity	Aggregate Notional Amount	Weighted Average Fixed Pay Rate / Cap Rate	Aggregate Fair Value Asset / (Liability)
Interest rate cap agreements which receive 1-Month LIBOR:
2015	Sep	$21,000	2.26%	$504
2016	Jul	77,905	2.66%	2,619
2017	Jan	5,300	1.86%	254

		$104,205		$3,377

Interest rate swap agreements which receive 1-Month LIBOR:
2011	Dec	$91,450	5.00%	$(1,825)
2014	Nov	15,456	5.08%	(1,895)
2015	Apr	550,120	5.44%	(40,774)
2016	May	180,155	5.04%	(21,183)
2017	Aug	174,034	5.24%	(29,224)

		$1,011,215		$(94,901)

(D)	This represents two interest rate swap agreements with a total notional balance of $345.4 million, maturing in March 2014 and March 2015, and three interest rate cap agreements with a total notional balance of $36.4 million, maturing in August 2017 and January 2019. Newcastle entered into these hedge agreements to reduce its exposure to interest rate changes on the floating rate financings of CDO IV, CDO VI and CDO X. These derivative agreements were not designated as hedges for accounting purposes as of June 30, 2011.
(E)	Newcastle’s derivatives fall into two categories. As of June 30, 2011, all derivatives were held within Newcastle’s nonrecourse CDO structures. An aggregate notional balance of $1.4 billion, which were liabilities at period end, are only subject to the credit risks of the respective CDO structures. As they are senior to all the debt obligations of the respective CDOs and the fair value of each of the CDO’s investments exceeded the fair value of the CDO’s derivative liabilities, no credit valuation adjustments were recorded. An aggregate notional balance of $140.6 million were assets at period end and therefore are subject to the counterparty’s credit risk. No adjustments have been made to the fair value quotations received related to credit risk as a result of the counterparty’s “AA” credit rating. Newcastle’s significant derivative counterparties include Bank of America, Credit Suisse and Wells Fargo.
(F)	Assets held within CDOs and other non-recourse structures are not available to satisfy obligations outside of such financings, except to the extent Newcastle receives net cash flow distributions from such structures. Furthermore, creditors or beneficial interest holders of these structures have no recourse to the general credit of Newcastle. Therefore, Newcastle’s exposure to the economic losses from such structures is limited to its invested equity in them and economically their book value cannot be less than zero. As a result, the fair value of Newcastle’s net investments in these non-recourse financing structures is equal to the present value of their expected future net cash flows.
(G)	Newcastle notes that the unrealized gain on the liabilities within such structures cannot be fully realized.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2011

(dollars in thousands, except share data)

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

The following table summarizes such financial assets and liabilities measured at fair value on a recurring basis at June 30, 2011:

			Fair Value
	Principal Balance or Notional Amount	Carrying Value	Level 2	Level 3A (1)	Level 3B (2)	Total
Assets:
Real estate securities, available for sale:
CMBS	$1,505,164	$1,155,772	$—	$984,596	$171,176	$1,155,772
REIT debt	172,393	179,455	179,455	—	—	179,455
ABS - subprime	264,944	152,993	—	71,422	81,571	152,993
ABS - other real estate	57,126	43,213	—	33,958	9,255	43,213
FNMA / FHLMC	185,273	194,460	194,460	—	—	194,460
CDO	193,463	55,221	—	55,221	—	55,221

Debt security total	$2,378,363	1,781,114	373,915	1,145,197	262,002	1,781,114

Equity securities		2,524	—	—	2,524	2,524

Real estate securities total		$1,783,638	$373,915	$1,145,197	$264,526	$1,783,638

Derivative assets:
Interest rate caps, treated as hedges	$104,205	$3,377	$3,377	$—	$—	$3,377
Interest rate caps, not treated as hedges	36,428	2,157	2,157	—	—	2,157

Derivative assets total	$140,633	$5,534	$5,534	$—	$—	$5,534

Liabilities:
Derivative Liabilities:
Interest rate swaps, treated as hedges	$1,011,215	$94,901	$94,901	$—	$—	$94,901
Interest rate swaps, not treated as hedges	345,438	31,600	31,600	—	—	31,600

Derivative liabilities total	$1,356,653	$126,501	$126,501	$—	$—	$126,501

(1)	Third party pricing sources with significant unobservable inputs.
(2)	Internal models with significant unobservable inputs.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2011

(dollars in thousands, except share data)

Newcastle’s investments in instruments measured at fair value on a recurring basis using Level 3 inputs changed during the six months ended June 30, 2011 as follows:

	Level 3A
	CMBS		ABS		Equity/ Other Securities
	Conduit	Other	Subprime	Other		Total
Balance at December 31, 2010	$840,227	$331,904	$83,582	$36,193	$—	$1,291,906
Transfers (A)
Transfers from Level 3B	5,032	—	6,806	—	—	11,838
Transfers into Level 3B	(34,947)	—	(15,031)	(7,548)	—	(57,526)
CDO V deconsolidation	(59,970)	(55,838)	(5,107)	—	—	(120,915)
Total gains (losses) (B)
Included in net income (C)	40,424	(98)	(23)	—	—	40,303
Included in other comprehensive income (loss)	(25,174)	40,205	(2,887)	176	(2,250)	10,070
Amortization included in interest income	12,064	5,055	2,543	99	405	20,166
Purchases, sales and settlements
Purchases	131,355	27,262	19,327	7,548	62,662	248,154
Proceeds from sales	(94,987)	(34,790)	(6,573)	—	—	(136,350)
Proceeds from repayments	(36,002)	(107,126)	(11,215)	(2,510)	(5,596)	(162,449)

Balance at June 30, 2011	$778,022	$206,574	$71,422	$33,958	$55,221	$1,145,197

	Level 3B
	CMBS		ABS		Equity/ Other Securities
	Conduit	Other	Subprime	Other		Total
Balance at December 31, 2010	$107,457	$21,146	$94,424	$8,985	$4,282	$236,294
Transfers (A)
Transfers from Level 3A	34,947	—	15,031	7,548	—	57,526
Transfers into Level 3A	(5,032)	—	(6,806)	—	—	(11,838)
CDO V deconsolidation	(32,289)	(1,908)	(14,568)	(3,833)	—	(52,598)
Total gains (losses) (B)
Included in net income (C)	7,046	722	(62)	(12)	3,385	11,079
Included in other comprehensive income (loss)	32,422	243	4,594	(2,044)	(1,757)	33,458
Amortization included in interest income	9,094	46	4,539	775	255	14,709
Purchases, sales and settlements
Purchases	4,501	25,000	25	—	5,387	34,913
Proceeds from sales	(22,789)	(721)	(8,624)	(348)	(3,884)	(36,366)
Proceeds from repayments	(8,688)	(21)	(6,982)	(1,816)	(5,144)	(22,651)

Balance at June 30, 2011	$126,669	$44,507	$81,571	$9,255	$2,524	$264,526

(A)	Transfers are assumed to occur at the beginning of the quarter. CDO V was deconsolidated on June 17, 2011.
(B)	None of the gains (losses) recorded in earnings during the period is attributable to the change in unrealized gains (losses) relating to Level 3 assets still held at the reporting dates.
(C)	These gains(losses) are recorded in the following line items in the consolidated statement of income:

	Six Months Ended June 30, 2011
	Level 3A	Level 3B
Gain (loss) on settlement of investments, net	$41,710	$19,261
Other income (loss), net	—	—
OTTI	(1,407)	(8,182)

Total	$40,303	$11,079

Gain (loss) on settlement of investments, net, from investments transferred into Level 3 during the period	$—	$—

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2011

(dollars in thousands, except share data)

Securities Valuation

As of June 30, 2011, Newcastle’s securities valuation methodology and results are further detailed as follows:

			Fair Value
Asset Type	Outstanding Face Amount	Amortized Cost Basis (A)	Multiple Quotes (B)	Single Quote (C)	Internal Pricing Models (D)	Total
CMBS	$1,505,164	$1,069,905	$675,975	$308,621	$171,176	$1,155,772
REIT debt	172,393	171,683	112,878	66,577	-	179,455
ABS - subprime	264,944	140,294	46,801	24,621	81,571	152,993
ABS - other real estate	57,126	42,978	33,255	703	9,255	43,213
FNMA / FHLMC	185,273	194,067	—	194,460	—	194,460
CDO	193,463	57,471	—	55,221	—	55,221

Debt security total	$2,378,363	1,676,398	868,909	650,203	262,002	1,781,114

Equity securities		1,112	—	—	2,524	2,524

Total		$1,677,510	$868,909	$650,203	$264,526	$1,783,638

(A)	Net of discounts (or gross of premiums) and after OTTI, including impairment taken during the period ended June 30, 2011.
(B)	Management generally obtained pricing service quotations or broker quotations from two sources, one of which was generally the seller (the party that sold us the security). Management selected one of the quotes received as being most representative of fair value and did not use an average of the quotes. Newcastle’s methodology is to not use quotes from selling brokers, unless those quotes are the only marks available, or unless the quotes provided by other (non-selling) brokers or pricing services are, in management’s judgment, not representative of fair value. Even if Newcastle receives two or more quotes on a particular security that come from non-selling brokers or pricing services, it does not use an average because management believes using an actual quote more closely represents a transactable price for the security than an average level. Furthermore, in some cases there is a wide disparity between the quotes Newcastle receives. Management believes using an average of the quotes in these cases would generally not represent the fair value of the asset. Based on Newcastle’s own fair value analysis using internal models, management selects one of the quotes which is believed to more accurately reflect fair value. Newcastle never adjusts quotes received.
(C)	Management was unable to obtain quotations from more than one source on these securities. The one source was generally the seller (the party that sold us the security) or a pricing service.
(D)	Securities whose fair value was estimated based on internal pricing models are further detailed as follows:

			Impairment Recorded In Current Period	Unrealized Gains (Losses) in Accumulated OCI	Assumption Ranges
	Amortized Cost Basis (A)	Fair Value			Discount Rate	Prepayment Speed (E)	Cumulative Default Rate	Loss Severity
CMBS - Conduit	$84,371	$126,669	$3,484	$42,298	12%	N/A	3% - 88%	25% - 100%
CMBS - Large loan / Single borrower	45,930	44,507	—	(1,423)	8% - 14%	N/A	0% -100%	0% - 100%
ABS - subprime	69,381	81,571	1,354	12,190	8%	0% - 7%	24% - 88%	60% - 100%
ABS - other RE	9,670	9,255	—	(415)	8%	0% - 3%	45% - 69%	57% - 95%

Debt security total	$209,352	$262,002	$4,838	$52,650
Equity securities	1,112	2,524	—	1,412

Total	$210,464	$264,526	$4,838	$54,062

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

JUNE 30, 2011

(dollars in thousands, except share data)

The discount rates Newcastle uses are derived from a range of observable pricing on securities backed by similar collateral and offered in a live market. As the markets in which Newcastle transacts have become less liquid, Newcastle has had to rely on fewer data points in this analysis.

(E)	Projected annualized average prepayment rate.

Loan Valuation

Loans which Newcastle does not have the ability or intent to hold into the foreseeable future are classified as held-for-sale. As a result, these held-for-sale loans are carried at the lower of amortized cost or fair value and are therefore recorded at fair value on a non-recurring basis. During the six months ended June 30, 2011, Newcastle recorded ($57.3) million and $1.4 million of valuation allowance (reversal) on real estate related loans and residential mortgage loans (Note 4), respectively. These loans were written down to fair value at the time of the impairment, based on broker quotations, pricing service quotations or internal pricing models. All the loans were within Level 3 of the fair value hierarchy. For real estate related loans, the most significant inputs used in the valuations are the amount and timing of expected future cash flows, market yields and the estimated collateral value of such loan investments. For residential mortgage loans, significant inputs include management’s expectations of prepayment speeds, default rates, loss severities and discount rates that market participants would use in determining the fair values of similar pools of residential mortgage loans.

The following tables summarize the fair value information for real estate related loans and residential mortgage loans held-for-sale as of June 30, 2011:

				Valuation Allowance/ (Reversal) In Current Period
	Outstanding Face Amount				Significant Input Ranges
Loan Type		Carrying Value	Fair Value		Discount Rate	Loss Severity
Mezzanine	$529,882	$413,007	$418,011	$(50,438)	6.6% - 19.3%	0.0% - 100.0%
Bank Loan	272,558	168,502	169,930	3,764	8.8% - 24.9%	0.0% - 64.0%
B-Note	255,147	187,436	187,436	(10,660)	7.1% - 20.0%	0.0% - 100.0%
Whole Loan	30,772	30,772	30,790	—	4.7% - 7.8%	0.0% - 0.0%

Total Real Estate Related Loans Held for Sale, Net	$1,088,359	$799,717	$806,167	$(57,334)

				Valuation Allowance/ (Reversal) In Current Period
	Outstanding Face Amount				Significant Input Ranges
Loan Type		Carrying Value	Fair Value		Discount Rate	Prepayment Speed	Cumulative Default Rate	Loss Severity
Residential Loans	$62,167	$47,305	$47,305	$1,427	5.0% - 5.8%	0.0% - 4.0%	0.0% - 3.0%	0.0% - 50.0%
Manufactured Housing Loans I	972	254	254	29	47.9%	3.0%	4.0%	75.0%
Manufactured Housing Loans II	6,594	3,117	3,117	(1,012)	15.7%	5.0%	3.5%	80.0%

Total Residential Mortgage Loans Held for Sale, Net	$69,733	$50,676	$50,676	$444

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2011

(dollars in thousands, except share data)

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

		Fair Value
	Balance sheet location	June 30, 2011	December 31, 2010
Derivative Assets
Interest rate caps, designated as hedges	Derivative Assets	$3,377	$4,537
Interest rate caps, not designated as hedges	Derivative Assets	2,157	2,530

		$5,534	$7,067

Derivative Liabilities
Interest rate swaps, designated as hedges	Derivative Liabilities	$94,901	$136,575
Interest rate swaps, not designated as hedges	Derivative Liabilities	31,600	40,286

		$126,501	$176,861

The following table summarizes information related to derivatives:

	June 30, 2011	December 31, 2010
Cash flow hedges
Notional amount of interest rate swap agreements	$1,011,215	$1,473,669
Notional amount of interest rate cap agreements	104,205	104,205
Amount of (loss) recognized in OCI on effective portion	(73,565)	(118,608)
Deferred hedge gain (loss) related to anticipated financings, which have subsequently occurred, net of amortization	329	357
Deferred hedge gain (loss) related to dedesignation, net of amortization	(79)	1,343
Expected reclassification of deferred hedges from AOCI into earnings over the next 12 months	1,864	2,289
Expected reclassification of current hedges from AOCI into earnings over the next 12 months	(56,901)	(63,541)
Non-hedge Derivatives
Notional amount of interest rate swap agreements	345,438	343,570
Notional amount of interest rate cap agreements	36,428	36,428

The following table summarizes gains (losses) recorded in relation to derivatives:

		Three Months Ended June 30,		Six Months Ended June 30,
	Income statement location	2011	2010	2011	2010
Cash flow hedges
Gain (loss) on the ineffective portion	Other income (loss)	$17 $	(167)	$300 $	(168)
Gain (loss) immediately recognized at dedesignation	Gain (loss) on sale of investments;
	Other income (loss)	(8,481)	—	(13,796)	(3,279)
Amount of gain (loss) reclassified from AOCI into income, related to effective portion	Interest expense	(17,517)	(17,802)	(38,708)	(43,122)
Deferred hedge gain reclassified from AOCI into income, related to anticipated financings	Interest expense	14	13	28	447
Deferred hedge gain (loss) reclassified from AOCI into income, related to effective portion of dedesignated hedges	Interest expense	583	(1,114)	1,302	(3,147)
Non-hedge derivatives gain (loss)	Other income (loss)	(2,528)	(2,383)	2,303	(4,131)

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2011

(dollars in thousands, except share data)

7. EQUITY AND EARNINGS PER SHARE

Newcastle is required to present both basic and diluted earnings per share (“EPS”). Basic EPS is calculated by dividing net income available for common stockholders by the weighted average number of shares of common stock outstanding during each period. Diluted EPS is calculated by dividing net income available for common stockholders by the weighted average number of shares of common stock outstanding plus the additional dilutive effect of common stock equivalents during each period. Newcastle’s common stock equivalents are its outstanding stock options. During the six months ended June 30, 2011, based on the treasury stock method, Newcastle had 4,418 dilutive common stock equivalents resulting from its outstanding options. During the six months ended June 30, 2010, Newcastle had no dilutive common stock equivalents (common stock equivalents are not dilutive in periods of net loss or when all of the exercise prices exceed the current average market price). Net income available for common stockholders is equal to net income less preferred dividends plus the excess of the carrying amount of exchanged preferred stock over the fair value of consideration paid.

In March 2011, Newcastle filed a shelf registration statement with the SEC covering common stock, preferred stock, depositary shares, debt securities and warrants.

In March 2011, Newcastle issued 17,250,000 million shares of its common stock in a public offering at a price to the public of $6.00 per share for net proceeds of approximately $98.4 million. For the purpose of compensating the Manager for its successful efforts in raising capital for Newcastle, in connection with this offering, Newcastle granted options to the Manager to purchase 1,725,000 shares of Newcastle’s common stock at the public offering price, which were valued at approximately $7.0 million as of the grant date. The assumptions used in valuing the options were: a 1.7% risk-free rate, 107.8% volatility and a 3.3 year expected term.

As of June 30, 2011, Newcastle’s outstanding options were summarized as follows:

Held by the Manager	3,411,447
Issued to the Manager and subsequently transferred to certain of the Manager’s employees	798,162
Held by the independent directors	14,000

Total	4,223,609

8. COMMITMENTS AND CONTINGENCIES

Litigation — Newcastle is, from time to time, a defendant in legal actions from transactions conducted in the ordinary course of business. Management, after consultation with legal counsel, believes the ultimate liability arising from such actions that existed at June 30, 2011, if any, will not materially affect Newcastle’s consolidated results of operations or financial position.

Contingent Gain in CDOs — Newcastle cannot economically lose more than its investment amount in any given non-recourse financing structure. Therefore, impairment recorded in excess of such investment, which results in negative GAAP book value for a given non-recourse financing structure, cannot economically be incurred. For non-recourse financing structures with negative GAAP book value, the aggregate negative GAAP book value will eventually be recorded as an increase to GAAP book value. As of June 30, 2011, Newcastle has recorded $213.2 million of losses in its CDOs in excess of its economic exposure which must eventually be reversed through amortization, sales at gains, or as reductions to accumulated deficit at the deconsolidation or termination of the CDOs.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2011

(dollars in thousands, except share data)

9. GAIN (LOSSES) ON SETTLEMENT OF INVESTMENTS, NET AND OTHER INCOME (LOSS), NET

These items are comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Gain (loss) on settlement of investments, net
Gain on settlement of real estate securities	$38,778	$14,289	$72,935	$28,106
Loss on settlement of real estate securities	(3,238)	(5,335)	(5,023)	(6,196)
Gain on repayment/disposition of loans held for sale	66	—	1,786	—
Realized gain (loss) on termination of derivative instruments	—	—	—	(3,279)

	$35,606	$8,954	$69,698	$18,631

Other income (loss), net
Gain (loss) on non-hedge derivative instruments	$(2,528)	$(2,383)	$2,303	$(4,131)
Unrealized (loss) recognized at de-designation of hedges	(8,481)	—	(13,796)	—
Hedge ineffectiveness	17	(167)	300	(168)
Equity in earnings of equity method investees	—	(7)	—	78
Collateral management fee income	832	125	1,368	259
Other income (loss)	—	134	—	184

	$(10,160)	$(2,298)	$(9,825)	$(3,778)

10. COMPREHENSIVE INCOME

The following table summarizes our comprehensive income for the interim periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income	$99,135	$119,354	$208,808	$259,779
Net unrealized gain (loss) on securities	(24,396)	144,104	101,747	262,032
Reclassification of net realized (gain) loss on securities into earnings	(30,052)	40,144	(58,323)	54,930
Net unrealized gain (loss) on derivatives designated as cash flow hedges	(5,336)	(24,152)	13,075	(32,680)
Reclassification of net realized (gain) loss on derivatives designated as cash flow hedges into earnings	7,867	1,267	12,165	6,146

	$47,218	$280,717	$277,472	$550,207

11. SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES RELATED TO CDOs

Newcastle considers all activity in its CDOs’ restricted cash accounts to be non-cash activity for purposes of its consolidated statement of cash flows since transactions conducted with restricted cash have no effect on its cash and cash equivalents. Supplemental non-cash investing and financing activities relating to CDOs are disclosed below:

	Six Months Ended June 30,
	2011	2010
Restricted cash generated from sale of securities	$228,109	$90,755
Restricted cash generated from sale of real estate related loans	$86,349	$24,670
Restricted cash generated from paydowns on securities and loans	$384,949	$246,947
Restricted cash used for purchases of real estate securities	$184,239	$181,712
Restricted cash used for purchases of real estate related loans	$269,850	$104,117
Restricted cash used for repayments of CDO bonds payable	$91,367	$93,734
Restricted cash used for repurchases of CDO bonds payable	$—	$14,183

CDO V deconsolidation:
Real estate securities	$262,617	$—
Restricted cash	$37,988	$—
Derivative liabilities	$20,257	$—
CDO bonds payable	$336,046	$—

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2011

(dollars in thousands, except share data)

12. RECENT ACTIVITIES

These financial statements include a discussion of material events that have occurred subsequent to June 30, 2011 (referred to as “subsequent events”) through the issuance of these consolidated financial statements. Events subsequent to that date have not been considered in these financial statements.

In January 2011, Newcastle, through two of its CDOs, made a cash investment of approximately $47 million in a portion of a new secured loan to a portfolio company of a private equity fund managed by Newcastle’s manager. Newcastle’s chairman and secretary are officers or directors of the borrower. The terms of the loan were negotiated by a third party bank that acted as agent for the creditors on the loan. At closing, Newcastle received an origination fee on the loan equal to 2% of the amount of cash it loaned to the portfolio company, which was the same fee received by other creditors on the loan. In February 2011, the portfolio company repaid the loan in full.

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

In March 2011, Newcastle issued 17,250,000 million shares of its common stock in a public offering at a price to the public of $6.00 per share for net proceeds of approximately $98.4 million. For the purpose of compensating the Manager for its successful efforts in raising capital for Newcastle, in connection with this offering, Newcastle granted options to the Manager to purchase 1,725,000 shares of Newcastle’s common stock at the public offering price, which were valued at approximately $7.0 million. The assumptions used in valuing the options were: a 1.70% risk-free rate, 107.8% volatility and a 3.3 year expected term.

In April 2011, Newcastle entered into an agreement to sell its retained interests in Newcastle CDO VII. Pursuant to the agreement, the buyer of the retained interests liquidated CDO VII in June 2011 and paid Newcastle total consideration of approximately $3.9 million. As a result, Newcastle recorded a gain of approximately $3.4 million in the second quarter of 2011, representing the excess of the sales proceeds over the carrying value of Newcastle’s retained interests.

On May 4, 2011, Newcastle completed a securitization transaction to refinance its Manufactured Housing Loans Portfolio II. Newcastle sold approximately $197.0 million outstanding principal balance of manufactured housing loans to Newcastle Investment Trust 2011-MH 1 (the “Issuer”), an indirect wholly-owned subsidiary of Newcastle. The Issuer issued approximately $159.8 million aggregate principal amount of investment grade notes, of which $142.8 million was sold to third parties and $17.0 million was sold to one of the CDOs managed and consolidated by Newcastle. In addition, Newcastle retained the below investment grade notes and residual interest. As a result, Newcastle invested approximately $20.0 million of its unrestricted cash in the new securitization structure. The notes issued to third parties have an average expected maturity of 3.8 years and bear interest at an average rate of 3.23% per annum. At the closing of the securitization transaction, Newcastle used the gross proceeds received from the issuance of the notes to repay the previously existing debt in full, terminate the related interest rate swap contracts and pay the related transaction costs. Under the applicable accounting guidance, the securitization transaction is accounted for as a secured borrowing. As a result, no gain or loss is recorded for the transaction. Newcastle continues to recognize the portfolio of manufactured housing loans as pledged assets, which have been classified as residential mortgage loans held for investment at securitization, and records the notes issued to third parties as a secured borrowing. The associated assets, liabilities, revenues and expenses are presented in the non-recourse financing structure sections of the consolidated financial statements.

In the first six months of 2011, Newcastle settled purchases of $109.4 million principal balance of FNMA/FHLMC securities (primarily one-year ARMs) for approximately $114.3 million, using $5.7 million of unrestricted cash and financed with $108.6 million of repurchase agreements. These repurchase agreements bear interest at 0.29%, mature in August 2011, and are subject to customary margin call provisions. Newcastle purchased an additional $85.3 million of FNMA/FHLMC securities on June 29, 2011 but had not yet settled this purchase at June 30, 2011. The securities purchased are included in Real Estate Securities Available for Sale and the related payables are presented as Payables to Brokers, Dealers and Clearing Organizations in the consolidated balance sheet.

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

We employ leverage as part of our investment strategy. We do not have a predetermined target debt to equity ratio as we believe the appropriate leverage for the particular assets we are financing depends on the credit quality of those assets. As of June 30, 2011, we had complied with the general investment guidelines adopted by our board of directors that limit total leverage. We utilize leverage for the sole purpose of financing our portfolio and not for the purpose of speculating on changes in interest rates.

We strive to maintain access to a broad array of capital resources in an effort to insulate our business from potential fluctuations in the availability of capital. We seek to utilize multiple forms of financing, including collateralized debt obligations (CDOs), other securitizations, term loans, and trust preferred securities, as well as short term financing in the form of loans and repurchase agreements. As we discuss in more detail under “–Market Considerations” below, while market conditions have improved meaningfully since 2008, the current conditions continue to reduce the array of capital resources available to us and have made the terms of capital resources we are able to obtain generally less favorable to us relative to the terms we were able to obtain prior to the onset of challenging conditions. That said, credit and liquidity conditions have continued to improve during 2010 and the first half of 2011, and, as a result, we have recently been able to access more types of capital – and on better terms – than we had been able to access during 2008 and 2009.

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

	Non-recourse
For the Six Months Ended June 30,	CDOs	Other Non-Recourse	Recourse	Unlevered	Corporate	Intersegment Elimination	Total
2011	$111,399	$35,006	$597	$1,015	$63	$(1,734)	$146,346
2010	$105,721	$36,806	$976	$742	$30	$—	$144,275

Market Considerations

Financial Markets in which We Operate

Our ability to generate income is dependent on our ability to invest our capital on a timely basis at attractive levels. The two primary market factors that affect our ability to do this are (1) credit spreads and (2) the availability of financing on favorable terms.

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

From mid-2007 through early 2009, credit spreads widened substantially. One of the key drivers of the widening of credit spreads over these years was the continued disruption and liquidity concerns throughout the credit markets. The severity and scope of the disruption intensified meaningfully during the fourth quarter of 2008 and the first quarter of 2009. In the latter part of 2009, credit spreads tightened substantially. This trend continued in 2010 and the first half of 2011. This tightening of credit spreads caused the net unrealized gains on our securities to increase during the first half of 2011. Despite signs of meaningful improvement, market conditions remain challenging, could change rapidly, and we cannot predict how recent or future changes in market conditions will affect our business.

We utilize multiple forms of financing, depending on their appropriateness and availability, to finance our investments, including collateralized debt obligations (CDOs) or other securitizations, private or public offerings of debt, term loans, trust preferred securities, and short-term financing in the form of loans and repurchase agreements. A key component of our investment strategy is to use match funded financing structures, such as CDOs, at rates that provide a positive net spread relative to our investment returns.

Recent conditions in the credit markets have impaired our ability to match fund investments. During the past two years, financing in the form of securitizations or other long-term non-recourse structures not subject to margin requirements was generally not available or economical, and it remains difficult to obtain under current market conditions. Lenders have generally tightened their underwriting standards and increased their margin requirements, resulting in a decline in the overall amount of leverage available to us and an increase in our borrowing costs. These conditions make it highly likely that we will have to use less efficient forms of financing for any new investments, which will likely require a larger portion of our cash flows to be put toward making the initial investment and thereby reduce the amount of cash available for distribution to our stockholders and funds available for operations and investments, and which will also likely require us to assume higher levels of risk when financing our investments. Moreover, financial market conditions remain volatile and have been adversely affected by the unrest in the Middle East, the earthquake in Japan, the European financial crisis, continuing weakness in the U.S. job market and concern about the United States’ level of indebtedness. Volatility in equity markets could impair our ability to raise debt or equity capital or otherwise finance our business.

Liquidity

Credit and liquidity conditions have continued to improve during 2010 and the first half of 2011, but such conditions are still less favorable than those we experienced prior to 2007. Recent challenging credit and liquidity conditions have adversely affected us and the markets in which we operate in a number of ways. For example, they have reduced the market trading activity for many real estate securities and loans, resulting in less liquid markets for those securities and loans. As the securities held by us and many other companies in our industry are marked to market at the end of each quarter, the decreased liquidity and concern over market conditions have resulted in significant reductions in mark to market valuations of many real estate securities and loans and the collateral underlying them, as well as volatility and uncertainty with respect to such valuations. These lower valuations, and decreased expectations of future cash flows, have affected us by, among other things:

•	decreasing our net book value;

•	contributing to our decision to record significant impairment charges;

•	prompting us to negotiate the removal of certain financial covenants from our non-CDO financings;

•

reducing the amount, which we refer to as “cushion”, by which we satisfy the over collateralization and interest coverage tests of our CDOs (sometimes referred to as CDO “triggers”) or contributing to several of our CDOs failing their over collateralization tests (see “– Liquidity and Capital Resources” and “– Debt Obligations” below); and

•	requiring us to pay additional amounts under certain financing arrangements.

Failed CDO triggers, impairments resulting from incurred losses, and asset sales made at prices significantly below face amount while the related debt is being repaid at its full face amount, as well as the retention of cash, could further contribute to reductions in future earnings, cash flow and liquidity.

With respect to dividends, we have paid all dividends on our preferred stock through July 31, 2011. We declared a quarterly dividend of $0.10 per common share for the second quarter of 2011, which was paid in July 2011. We may elect to adjust or not to pay any future dividend payments to reflect our current and expected cash from operations or to satisfy future liquidity needs.

Extent of Market Disruption / Recovery

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that could affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. Actual results could differ from these estimates. Management believes that the estimates and assumptions utilized in the preparation of the consolidated financial statements are prudent and reasonable. Actual results historically have been in line with management’s estimates and judgments used in applying each of the accounting policies described below, as modified periodically to reflect current market conditions. The following is a summary of our accounting policies that are most effected by judgments, estimates and assumptions.

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

The VIEs in which we have a significant interest include (i) our CDOs, and (ii) our manufactured housing loan financing structures. Our CDOs were all consolidated under prior guidance; however, under current guidance we do not have the power to direct the relevant activities of CDO V, as a result of the event of default which allows us to be removed as collateral manager of CDO V and prevents us from purchasing or selling collateral within CDO V, and therefore we have deconsolidated CDO V as of June 17, 2011. Similar events of default in the future, if they occur, could cause us to deconsolidate additional financing structures. Our manufactured housing loan financing structures were consolidated under prior guidance and continue to be consolidated under the current guidance. However, we completed two securitization transactions to refinance our Manufactured Housing Loan Portfolios I and II. We analyzed the securitization under the applicable accounting guidance and concluded that the securitization transaction should be accounted for as a secured borrowing. As a result, we continue to recognize the portfolio of manufactured housing loans as pledged assets, which have been classified as loans held for investment at securitization, and recorded the notes issued to third parties as a secured borrowing.

Our subprime securitizations are also considered VIEs, but we do not control their activities and no longer receive a significant portion of their returns. These subprime securitizations were not consolidated under the current or prior guidance.

In addition, our investments in CMBS, CDO securities and loans may be deemed to be variable interests in VIEs, depending on their structure. We are not obligated to provide, nor have we provided, any financial support to these VIEs. We monitor these investments and, to the extent we determine that we potentially own a majority of the currently controlling class, analyze them for potential consolidation. As of June 30, 2011, we have not consolidated these potential VIEs due to the determination that, based on the nature of our investments and the provisions governing these structures, we do not have the power to direct the activities that most significantly impact their economic performance.

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

See Note 6 to our consolidated financial statements in Part I, Item 1, “Financial Statements and Supplementary Data” for information regarding the fair value of our investments, and its estimation methodology, as of June 30, 2011.

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

We generally classify the broker and pricing service quotations we receive as level 3A inputs, except for certain liquid securities. They are quoted prices in generally inactive and illiquid markets for identical or similar securities. These quotations are generally received via email and contain disclaimers which state that they are “indicative” and not “actionable” – meaning that the party giving the quotation is not bound to actually purchase the security at the quoted price. These quotations are generally based on models prepared by the brokers and we have little visibility into the inputs they use. Based on quarterly procedures we have performed with respect to quotations received from these brokers, including comparison to the outputs generated from our internal pricing models and transactions we have completed with respect to these securities, as well as on our knowledge and experience of these markets, we have generally determined that these quotes represent a reasonable estimate of fair value. For the $1.5 billion carrying value of securities valued using quotations as of June 30, 2011, a 100 basis point change in credit spreads would impact estimated fair value by approximately $50.5 million.

Our estimation of the fair value of level 3B assets (as described below) involves significant judgment. We validated the inputs and outputs of our models by comparing them to available independent third party market parameters and models for reasonableness. We believe the assumptions we used are within the range that a market participant would use and factor in the relative illiquidity, but slight improvement in liquidity, currently in the markets. In the first six months of 2011, we have generally used lower discount rates as inputs to our models for ABS securities in order to reflect current market conditions. The other inputs to our models, including prepayment speeds, default rates and severity assumptions, have generally remained consistent with the assumptions used at year-end, other than certain modifications we have made to the assumptions to reflect conditions relevant to specific assets.

For CMBS and ABS securities valued with internal models, which have an aggregate fair value of $262.0 million as of June 30, 2011, a 10% unfavorable change in our assumptions would result in the following decreases in such aggregate fair value (in thousands):

	CMBS	ABS
Outstanding face amount	$416,521	$199,645
Fair value	$171,176	$90,826
Effect on fair value with 10% unfavorable change in:
Discount rate	$(6,290)	$(3,103)
Prepayment rate	N/A	$(1,944)
Default rate	$(16,941)	$(5,420)
Loss severity	$(13,872)	$(10,256)

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

As of June 30, 2011, we had 47 securities, with a carrying amount of $153.3 million, that had been downgraded during the six months ended June 30, 2011, and recorded a net other-than-temporary impairment charge of $3.6 million on these securities in 2011. However, we do not depend on credit ratings in underwriting our securities, either at acquisition or on an ongoing basis. As mentioned above, a credit rating downgrade is one factor that we monitor and consider in our analysis regarding other-than-temporary impairment, but it is not determinative. Our securities generally benefit from the support of one or more subordinate classes of securities or equity or other forms of credit support. Therefore, credit rating downgrades, even to the extent they relate to an expectation that a securitization we have invested in, on an overall basis, has credit issues, may not ultimately impact cash flow estimates for the class of securities in which we are invested.

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

Recent Accounting Pronouncements

In May 2011, the FASB issued new guidance regarding the measurement and disclosure of fair value, which will become effective for Newcastle on January 1, 2012. Newcastle has not yet completed its assessment of the potential impact of this guidance.

In June 2011, the FASB issued a new accounting standard that eliminates the current option to report other comprehensive income and its components in the statement of stockholders’ equity. Instead, an entity will be required to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. The standard will become effective for Newcastle on January 1, 2012. Newcastle will adopt this standard in the first quarter of 2012.

The FASB has recently issued or discussed a number of proposed standards on such topics as consolidation, financial statement presentation, revenue recognition, leases, financial instruments, hedging, contingencies and contingencies. Some of the proposed changes are significant and could have a material impact on Newcastle’s reporting. Newcastle has not yet fully evaluated the potential impact of these proposals, but will make such an evaluation as the standards are finalized.

RESULTS OF OPERATIONS

The following table summarizes the changes in our results of operations for the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010 (dollars in thousands):

	Three Months Ended June 30,		Increase (Decrease)
	2011	2010	Amount	%
Interest income	$74,143	$74,183	$(40)	(0.1%)
Interest expense	35,750	43,141	(7,391)	(17.1%)

Net interest income	38,393	31,042	7,351	23.7%

Impairment (Reversal)
Valuation allowance (reversal) on loans	(14,555)	(91,534)	76,979	84.1%
Other-than-temporary impairment on securities, net	5,488	49,039	(43,551)	(88.8%)

	(9,067)	(42,495)	33,428	78.7%

Net interest income after impairment/reversal	47,460	73,537	(26,077)	(35.5%)
Other Income (Loss)
Gain (loss) on settlement of investments, net	35,606	8,954	26,652	297.7%
Gain on extinguishment of debt	33,443	46,728	(13,285)	(28.4%)
Other income (loss), net	(10,160)	(2,298)	(7,862)	(342.1%)

	58,889	53,384	5,505	10.3%

Expenses
Loan and security servicing expense	1,200	1,322	(122)	(9.2%)
General and administrative expense	1,649	2,000	(351)	(17.6%)
Management fee to affiliate	4,555	4,258	297	7.0%

	7,404	7,580	(176)	(2.3%)

Income from continuing operations	$98,945	$119,341	$(20,396)	(17.1%)

	Six Months Ended June 30,		Increase (Decrease)
	2011	2010	Amount	%
Interest income	$146,346	$144,275	$2,071	1.4%
Interest expense	73,915	88,730	(14,815)	(16.7%)

Net interest income	72,431	55,545	16,886	30.4%

Impairment (Reversal)
Valuation allowance (reversal) on loans	(55,862)	(187,308)	131,446	70.2%
Other-than-temporary impairment on securities, net	9,589	76,781	(67,192)	(87.5%)

	(46,273)	(110,527)	64,254	58.1%

Net interest income after impairment/reversal	118,704	166,072	(47,368)	(28.5%)
Other Income (Loss)
Gain (loss) on settlement of investments, net	69,698	18,631	51,067	274.1%
Gain on extinguishment of debt	44,485	95,074	(50,589)	(53.2%)
Other income (loss), net	(9,825)	(3,778)	(6,047)	(160.1%)

	104,358	109,927	(5,569)	(5.1%)

Expenses
Loan and security servicing expense	2,260	2,357	(97)	(4.1%)
General and administrative expense	3,250	5,101	(1,851)	(36.3%)
Management fee to affiliate	8,744	8,735	9	0.1%

	14,254	16,193	(1,939)	(12.0%)

Income from continuing operations	$208,808	$259,806	$(50,998)	(19.6%)

Interest Income

Three months ended June 30, 2011 compared to the three months ended June 30, 2010

Interest income has remained relatively stable during the three months ended June 30, 2011 compared to the three months ended June 30, 2010.

Six months ended June 30, 2011 compared to the six months ended June 30, 2010

Interest income has increased by $2.1 million during the six months ended June 30, 2011 compared to the six months ended June 30, 2010 as a result of new investments made, partially offset by paydowns and changes in interest rates.

Interest Expense

Three Months ended June 30, 2011 compared to the three months ended June 30, 2010

Interest expense decreased by $7.4 million primarily due to (i) a $2.0 million decrease in interest expense as a result of the paydowns and repurchases of our CDO debt obligations, (ii) a $4.2 million decrease in derivative interest expense as a result of the termination of interest rate swaps, amortization of swap notional amounts and changes in interest rates and (iii) a $1.7 million decrease in the amortization of deferred hedge losses. The decreases described in (i) to (iii) above were partially offset by a $0.5 million increase in interest expense on other bonds payable and repurchase agreements due to the refinancing of our manufactured housing loan portfolios and a higher outstanding balance of repurchase agreements financing our FNMA/FHLMC securities.

Six months ended June 30, 2011 compared to the six months ended June 30, 2010

Interest expense decreased by $14.8 million primarily due to (i) a $3.6 million decrease in interest expense as a result of the paydowns and repurchases of our CDO debt obligations, (ii) an $8.1 million decrease in derivative interest expense as a result of the termination of interest rate swaps, amortization of swap notional amounts and changes in interest rates and (iii) a $4.0 million decrease in the amortization of deferred hedge losses. The decreases described in (i) to (iii) above were partially offset by a $1.0 million increase in interest expense on other bonds payable and repurchase agreements due to the refinancing of our manufactured housing loan portfolios and a higher outstanding balance of repurchase agreements financing our FNMA/FHLMC securities.

Valuation Allowance on Loans

Three Months ended June 30, 2011 compared to the three months ended June 30, 2010

The valuation allowance (reversal) on loans changed by $77.0 million primarily due to a significantly larger net increase in fair values of our real estate related loans and residential mortgage loans during the three months ended June 30, 2010 compared to the three months ended June 30, 2011 as a result of improved market conditions. This change in fair values impacted the amount of valuation allowance we were able to reverse during those periods.

Six months ended June 30, 2011 compared to the six months ended June 30, 2010

The valuation allowance (reversal) on loans changed by $131.4 million primarily due to a significantly larger net increase in fair values of our real estate related loans and residential mortgage loans during the six months ended June 30, 2010 compared to the six months ended June 30, 2011 as a result of improved market conditions. This change in fair values impacted the amount of valuation allowance we were able to reverse during those periods.

Other-than-temporary Impairment on Securities, Net

Three months ended June 30, 2011 compared to the three months ended June 30, 2010

The other-than-temporary impairment on securities decreased by $43.6 million primarily due to improved market conditions. We recorded an impairment charge of $5.5 million on 10 securities during the quarter ended June 30, 2011, compared to an impairment charge of $49.0 million on 40 securities during the quarter ended June 30, 2010.

Six months ended June 30, 2011 compared to the six months ended June 30, 2010

The other-than-temporary impairment on securities decreased by $67.2 million primarily due to improved market conditions. We recorded an impairment charge of $9.6 million on 16 securities during the six months ended June 30, 2011, compared to an impairment charge of $76.8 million on 92 securities during the six months ended June 30, 2010.

Gain (Loss) on Settlement of Investments, Net

Three months ended June 30, 2011 compared to the three months ended June 30, 2010

The net gain on settlement of investments increased by $26.7 million as a result of the increased volume of sales and repayments of investments. We recorded a net gain of $35.6 million on 39 securities, loans and derivatives that were sold, paid off or terminated during the quarter ended June 30, 2011, compared to a net gain of $9.0 million on 10 securities and loans that were sold, paid off or terminated during the quarter ended June 30, 2010.

Six months ended June 30, 2011 compared to the six months ended June 30, 2010

The net gain on settlement of investments increased by $51.1 million as a result of the increased volume of sales and repayments of investments. We recorded a net gain of $69.7 million on 78 securities and loans that were sold, paid off or terminated during the six months ended June 30, 2011, compared to a net gain of $18.6 million on 42 securities and loans that were sold, paid off or terminated during the six months ended June 30, 2010.

Gain (Loss) on Extinguishment of Debt

Three months ended June 30, 2011 compared to the three months ended June 30, 2010

The gain on extinguishment of debt decreased by $13.3 million primarily due to a higher average price of debt repurchased in the three months ended June 30, 2011 compared to the three months ended June 30, 2010. We repurchased $123.0 million face amount of our own CDO debt and other bond payable at an average price of 72.5% of par during the three months ended June 30, 2011 compared to $63.7 million face amount of CDO bonds repurchased at an average price of 26.0% of par during the three months ended June 30, 2010.

Six months ended June 30, 2011 compared to the six months ended June 30, 2010

The gain on extinguishment of debt decreased by $50.6 million primarily due to a higher average price of debt repurchased in the six months ended June 30, 2011 compared to the six months ended June 30, 2010. We repurchased $135.1 million face amount of our own CDO debt and other bond payable at an average price of 66.8% of par during the six months ended June 30, 2011 compared to $119.9 million face amount of CDO bonds repurchased at an average price of 20.1% of par during the six months ended June 30, 2010.

Other Income (Loss), Net

Three months ended June 30, 2011 compared to the three months ended June 30, 2010

Other loss increased by $7.9 million primarily due to the recognition of net unrealized losses on certain interest rate swap agreements in the quarter ended June 30, 2011. These interest rate swap agreements were de-designated as accounting hedges during the quarter ended June 30, 2011 as the hedged items were considered not probable of occurring.

Six months ended June 30, 2011 compared to the six months ended June 30, 2010

Other loss increased by $6.0 million in the six months ended June 30, 2011 compared to the six months ended June 30, 2010 primarily due to the recognition of a $6.9 million increase in net unrealized losses on certain interest rate swap agreements, partially offset by a $1.1 million increase in management fees related to our acquisition of the collateral management rights with respect to certain C-BASS CBOs in February 2011.

Loan and Security Servicing Expense

Loan and security servicing expense has decreased slightly during the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010 primarily due to the principal pay down of our portfolios of residential and manufactured housing mortgage loans.

General and Administrative Expense

Three months ended June 30, 2011 compared to the three months ended June 30, 2010

General and administrative expense decreased by $0.4 million primarily due a $0.3 million decrease in directors and officers liability insurance expense.

Six months ended June 30, 2011 compared to the six months ended June 30, 2010

General and administrative expense decreased by $1.8 million primarily due (i) a $1.2 million decrease in legal and professional fees which was incurred in connection with the preferred stock exchange and the restructuring of our junior subordinated notes during the six months ended June 30, 2010 and (ii) a $0.6 million decrease in directors and officers liability insurance expense.

Management Fee to Affiliate

Three months ended June 30, 2011 compared to the three months ended June 30, 2010

Management fees increased by $0.3 million primarily due to an increase in gross equity as a result of the closing of our public offering of common stock in March 2011.

Six months ended June 30, 2011 compared to the six months ended June 30, 2010

Management fees have remained relatively stable during the six months ended June 30, 2011 compared to the six months ended June 30, 2010 due to the offsetting effects on our gross equity from the common stock offering in March 2011 and the return of capital distributions made on our preferred stock in 2010.

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

Our cash flow provided by operations differs from our net income due to these primary factors: (i) accretion of discount or premium on our real estate securities and loans (including the accrual of interest and fees payable at maturity), discount on our debt obligations, deferred financing costs, and deferred hedge gains and losses, (ii) gains and losses from sales of assets financed with CDOs, (iii) the valuation allowance recorded in connection with our loan assets, as well as other-than-temporary impairment on our securities, (iv) unrealized gains or losses on our non-hedge derivatives, (v) the gain on extinguishment of debt, and (vi) net income (loss) generated within CDOs that have failed their over collateralization or interest coverage tests. Proceeds from the sale of assets which serve as collateral for our CDO financings, including gains thereon, are required to be retained in the CDO structure until the related bonds are retired and are, therefore, not available to fund current cash needs outside of these structures.

Update on Liquidity, Capital Resources and Capital Obligations

In March 2011, we raised approximately $98 million through a public offering of our common shares.

On May 4, 2011, we completed a securitization transaction to refinance our Manufactured Housing Loans Portfolio II and invested approximately $20.0 million of our unrestricted cash in the new securitization structure.

From January 1, 2011 through August 3, 2011, we purchased $213.1 million principal balance of FNMA/FHLMC securities (primarily one-year ARMs) for $223.2 million, using $11.3 million of unrestricted cash and financed with $211.9 million of new repurchase agreements.

Certain details regarding our liquidity, current financings and capital obligations as of August 3, 2011 are set forth below:

•	Cash – We had a total of $182.4 million of cash, comprised of $83.8 million of unrestricted cash and $98.6 million of restricted cash held for reinvestment in our CDOs;

•	Margin Exposure and Recourse Financings – We have margin exposure on a $14.2 million repurchase agreement related to the financing of the Newcastle Class-I MM notes (of which only $3.6 million is recourse) and a $204.8 million repurchase agreement related to the financing of FNMA/FHLMC securities. The following table compares our recourse financings excluding the junior subordinated notes:

Recourse Financings	August 3, 2011	June 30, 2011	December 31, 2010
CDO Securities	$3,550	$3,609	$4,683

Non-FNMA/FHLMC recourse financings	3,550	3,609	4,683

FNMA/FHLMC securities	204,786	103,607	—

Total recourse financings	$208,336	$107,216	$4,683

The non-FNMA/FHLMC recourse financings and the FNMA/FHLMC recourse financing will mature in December 2011 and August 2011, respectively.

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

Investment Portfolio

The following summarizes our investment portfolio at June 30, 2011 (dollars in millions).

	Outstanding Face Amount	Amortized Cost Basis (1)	Percentage of Total Amortized Cost Basis	Carrying Value	Number of Investments	Credit (2)	Weighted Average Life (years) (3)
Investment (7)
Commercial
CMBS	$1,505	$1,070	37.5%	$1,156	211	BB	3.8
Mezzanine Loans	530	413	14.5%	413	16	64%	2.3
B-Notes	255	187	6.6%	187	9	71%	2.0
Whole Loans	31	31	1.1%	31	3	48%	2.8
Third-Party CDO Securities (4)	77	57	2.0%	55	2	BB+	4.1
Other Investments (5)	25	25	0.9%	25	1	—	—

Total Commercial Assets	2,423	1,783	62.6%	1,867			3.2

Residential
Manufactured Housing and Residential Mortgage Loans	404	352	12.3%	352	10,647	704	6.8
Subprime Securities	265	140	4.9%	153	63	B+	6.2
Real Estate ABS	57	43	1.5%	43	14	BBB	5.8

	726	535	18.7%	548			6.5
FNMA/FHLMC securities	185	194	6.8%	194	21	AAA	4.6

Total Residential Assets	911	729	25.5%	742			6.1

Corporate
REIT Debt	172	172	6.0%	179	26	BB+	3.2
Corporate Bank Loans	273	169	5.9%	169	6	CC	3.3

Total Corporate Assets	445	341	11.9%	348			3.2

TOTAL / WA	$3,779	$2,853	100.0%	$2,957			3.9

Reconciliation to GAAP total assets:
Other assets
Subprime mortgage loans subject to call option (6)				404
Real estate held for sale				8
Cash and restricted cash				272
Other				46

GAAP total assets				$3,687

WA – Weighted average, in all tables.

(1)	Net of impairment.
(2)	Credit represents the weighted average of minimum rating for rated assets, the loan-to-value ratio (based on the appraised value at the time of purchase or refinancing) for non-rated commercial assets, or the FICO score for non-rated residential assets and an implied AAA rating for FNMA/FHLMC securities. Ratings provided above were determined by third party rating agencies as of a particular date, may not be current and are subject to change at any time.
(3)	Weighted average life is based on the timing of expected principal reduction on the asset.
(4)	Excludes ten third-party CDO securities with an aggregate face amount of $116.7 million and a zero carrying value.
(5)	Represents an equity investment in a real estate owned property.
(6)	Our subprime mortgage loans subject to call option are excluded from the statistics because they result from an option, not an obligation, to repurchase such loans, are noneconomic until such option is exercised, and are offset by an equal liability on the consolidated balance sheet.
(7)	The following tables summarize certain supplemental data relating to our investments (dollars in tables in thousands):

CMBS

Deal Vintage (A)	Average Minimum Rating (B)	Number	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Delinquency 60+/FC/REO (C)	Principal Subordination (D)	Weighted Average Life (years) (E)
Pre 2004	BBB-	71	$349,023	$332,645	31.1%	$314,444	5.2%	11.9%	1.9
2004	BB+	37	204,746	160,401	15.0%	158,681	2.3%	7.5%	3.1
2005	BB	30	319,027	167,703	15.7%	214,563	4.6%	7.5%	3.9
2006	BB	44	387,932	257,630	24.1%	298,697	6.2%	12.1%	4.1
2007	B	17	123,638	36,679	3.4%	57,116	10.2%	11.6%	4.0
2010	BBB-	5	51,798	48,231	4.5%	47,507	0.0%	6.0%	9.3
2011	BBB-	7	69,000	66,616	6.2%	64,764	0.0%	5.7%	7.9

Total /WA	BB	211	$1,505,164	$1,069,905	100.0%	$1,155,772	4.9%	9.9%	3.8

(A)	The year in which the securities were issued.
(B)	Ratings provided above were determined by third party rating agencies as of a particular date, may not be current and are subject to change at any time. We had no CMBS assets that were on negative watch for possible downgrade by at least one rating agency as of June 30, 2011.
(C)	The percentage of underlying loans that are 60+ days delinquent, in foreclosure or considered real estate owned (REO).
(D)	The percentage of the outstanding face amount of securities that is subordinate to our investments.
(E)	Weighted average life is based on the timing of expected principal reduction on the asset.

Third-party CDO Securities

Asset Type	Number	Average Minimum Rating (A)	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Principal Subordination (B)
CDO - CMBS	1	BBB-	$71,278	$54,990	95.7%	$52,746	50.8%
CDO - ABS	1	CC	5,500	2,481	4.3%	2,475	73.7%

TOTAL/WA	2	BB+	$76,778	$57,471	100.0%	$55,221	52.4%

(A)	Ratings provided above were determined by third party rating agencies as of a particular date, may not be current and are subject to change at any time.
(B)	The percentage of the outstanding face amount of securities that is subordinate to our investments.

Mezzanine Loans, B-Notes and Whole Loans

Asset Type	Number	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Weighted Average First Dollar Loan to Value (A)	Weighted Average Last Dollar to Loan Value (A)	Delinquency (B)
Mezzanine Loans	16	$529,882	$413,007	65.4%	$413,007	54.9%	64.3%	9.7%
B-Notes	9	255,147	187,436	29.7%	187,436	59.6%	71.4%	17.7%
Whole Loans	3	30,772	30,772	4.9%	30,772	0.0%	48.2%	0.0%

Total/WA	28	$815,801	$631,215	100.0%	$631,215	54.3%	65.9%	11.9%

(A)	Loan to value is based on the appraised value at the time of purchase or refinancing.
(B)	The percentage of underlying loans that are non-performing, in foreclosure, under bankruptcy filing or considered real estate owned.

Manufactured Housing and Residential Loans

Deal	Average FICO Score (A)	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Average Loan Age (years)	Original Balance	Delinquency 90+/FC/REO (B)	Cumulative Loss to Date
Manufactured Housing Loans Portfolio I	702	$144,227	$116,863	33.2%	$116,863	9.7	$327,855	1.1%	7.3%
Manufactured Housing Loans Portfolio II	701	197,603	187,554	53.3%	187,554	12.1	434,743	1.7%	5.5%
Residential Loans Portfolio I	715	58,372	43,828	12.5%	43,828	8.1	646,357	12.5%	0.4%
Residential Loans Portfolio II	737	3,795	3,361	1.0%	3,361	6.2	83,950	0.0%	0.0%

Total / WA	704	$403,997	$351,606	100.0%	$351,606	10.6	$1,492,905	3.0%	5.4%

(A)	Based on updated FICO scores provided by the loan servicer of the manufactured housing loan portfolios and original FICO scores for the residential loan portfolios as the loan servicers of the residential loan portfolios do not provide updated FICO scores.
(B)	The percentage of loans that are 90+ days delinquent, or in foreclosure or considered real estate owned (REO).

Subprime Securities (A)

	Security Characteristics
Vintage (B)	Average Minimum Rating (C)	Number of Securities	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Principal Subordination (D)	Excess Spread (E)
2003	B-	14	$14,674	$7,211	5.2%	$8,081	24.2%	4.4%
2004	BB-	8	29,157	12,961	9.2%	16,257	17.2%	3.5%
2005	B-	26	108,272	40,050	28.6%	44,143	31.3%	4.5%
2006	BB-	7	61,470	40,877	29.1%	42,984	41.3%	5.5%
2007 and later	BB	8	51,371	39,195	27.9%	41,528	21.0%	2.7%

Total / WA	B+	63	$264,944	$140,294	100.0%	$152,993	29.7%	4.3%

	Collateral Characteristics
Vintage (B)	Average Loan Age (years)	Collateral Factor (F)	3 month CPR (G)	Delinquency (H)	Cumulative Losses to Date
2003	8.5	0.09	8.5%	16.5%	3.9%
2004	7.2	0.15	7.5%	11.8%	3.6%
2005	6.2	0.19	9.2%	29.0%	9.8%
2006	5.3	0.34	13.2%	25.6%	17.2%
2007 and later	3.3	0.35	8.2%	16.5%	13.4%

Total / WA	5.7	0.25	9.7%	23.2%	11.2%

Real Estate ABS

	Security Characteristics
Asset Type	Average Minimum Rating (C)	Number	Outstanding Face Amount	Amortized Cost Basis Amount	Percentage of Total Amortized Basis	Carrying Value	Principal Subordination (D)	Excess Spread (E)
Manufactured Housing	BBB+	7	$32,727	$31,779	73.9%	$33,255	40.6%	1.5%
Small Business Loans	BB+	7	24,399	11,199	26.1%	9,958	32.6%	1.3%

Total / WA	BBB	14	$57,126	$42,978	100.0%	$43,213	37.2%	1.4%

	Collateral Characteristics
Asset Type	Average Loan Age (years)	Collateral Factor (F)	3 Month CPR (G)	Delinquency (H)	Cumulative Loss to Date
Manufactured Housing	11.9	0.26	7.2%	1.3%	13.1%
Small Business Loans	6.1	0.62	8.2%	28.5%	8.9%

Total / WA	9.4	0.41	7.6%	12.9%	11.3%

(A)	Includes subprime retained securities in the securitizations of Subprime Portfolios I and II. For further information on these securitizations, see Note 4 to our consolidated financial statements included herein.
(B)	The year in which the securities were issued.
(C)	Ratings provided above were determined by third party rating agencies as of a particular date, may not be current and are subject to change at any time. We had approximately $179 million of ABS assets that were on negative watch for possible downgrade by at least one rating agency as of June 30, 2011.
(D)	The percentage of the outstanding face amount of securities and residual interests that is subordinate to our investments.
(E)	The annualized amount of interest received on the underlying loans in excess of the interest paid on the securities, as a percentage of the outstanding collateral balance.
(F)	The ratio of original unpaid principal balance of loans still outstanding.
(G)	Three month average constant prepayment rate.
(H)	The percentage of underlying loans that are 90+ days delinquent, or in foreclosure or considered real estate owned (REO).

REIT Debt

Industry	Average Minimum Rating (A)	Number	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value
Retail	BBB+	6	$44,025	$43,036	25.1%	$47,998
Diversified	CCC+	4	39,286	39,291	22.9%	35,892
Office	BBB	6	41,717	42,234	24.6%	43,900
Multifamily	BBB	4	13,765	13,818	8.0%	14,820
Hotel	BBB-	2	12,000	11,988	7.0%	12,971
Healthcare	BBB-	4	21,600	21,316	12.4%	23,874

Total / WA	BB+	26	$172,393	$171,683	100.0%	$179,455

Corporate Bank Loans

Industry	Average Minimum Rating (A)	Number	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value
Real Estate	NR	1	$17,811	$16,208	9.6%	$16,208
Media	CCC-	2	110,710	39,763	23.6%	39,763
Resorts	NR	1	125,947	95,947	56.9%	95,947
Restaurant	B-	2	18,090	16,584	9.9%	16,584

Total / WA	CC	6	$272,558	$168,502	100.0%	$168,502

(A)	Ratings provided above were determined by third party rating agencies as of a particular date, may not be current and are subject to change at any time. We had no corporate assets that were on negative watch for possible downgrade by at least one rating agency as of June 30, 2011.

Debt Obligations

Our debt obligations, as summarized in Note 5 to our consolidated financial statements included herein, existing at June 30, 2011 (gross of $4.3 million of discounts) had contractual maturities as follows (in thousands):

	Nonrecourse	Recourse	Total
Period from July 1, 2011 through December 31, 2011	$10,829	$107,216	$118,045
2012	—	—	—
2013	—	—	—
2014	—	—	—
2015	—	—	—
2016	—	—	—
Thereafter	3,080,627	51,004	3,131,631

Total	$3,091,456	$158,220	$3,249,676

Certain of the debt obligations included above are obligations of our consolidated subsidiaries which own the related collateral. In some cases, including the CDO and Other Bonds Payable, such collateral is not available to other creditors of ours.

Our non-CDO debt obligations contain various customary loan covenants. We were in compliance with all of the covenants in our non-CDO financings as of June 30, 2011.

The following table provides additional information regarding short-term borrowings. These short-term borrowings were used to finance certain of our investments in real estate securities and loans, including FNMA/FHLMC securities, and our investments in the senior notes issued by Newcastle CDO VI.

			Three Months Ended June 30, 2011			Six Months Ended June 30, 2011
	Outstanding Balance at June 30, 2011		Average Daily Amount Outstanding	Maximum Amount Outstanding	Weighted Average Interest Rate	Average Daily Amount Outstanding	Maximum Amount Outstanding	Weighted Average Interest Rate
Repurchase agreements	$118,045	*	$120,558	$124,401	0.48%	$82,890	$124,401	0.58%

*	Of which only $107.2 million had recourse to us.

On May 4, 2011, we completed a securitization transaction to refinance Manufactured Housing Loans Portfolio II. We sold approximately $197.0 million outstanding principal balance of manufactured housing loans to Newcastle Investment Trust 2011-MH 1 (the “Issuer”), an indirect wholly-owned subsidiary of Newcastle. The Issuer issued approximately $159.8 million aggregate principal amount of investment grade notes, of which $142.8 million was sold to third parties and $17.0 million was sold to one of the CDOs managed and consolidated by us. In addition, we retained the below investment grade notes and residual interest. As a result, we invested approximately $20.0 million of unrestricted cash in the new securitization structure. The notes issued to third parties have an average expected maturity of 3.8 years and bear interest at an average rate of 3.23% per annum. At the closing of the securitization transaction, we used the gross proceeds received from the issuance of the notes to repay the previously existing debt in full, terminate the related interest rate swap contracts and pay the related transaction costs. Under the applicable accounting guidance, the securitization transaction is accounted for as a secured borrowing. As a result, no gain or loss is recorded for the transaction. We continue to recognize the portfolio of manufactured housing loans as pledged assets, which have been classified as loans held for investment at securitization, and record the notes issued to third parties as a secured borrowing. The associated assets, liabilities, revenues and expenses are presented in the non-recourse financing structure sections of the consolidated financial statements.

In the first six months of 2011, we settled purchases of $109.4 million principal balance of FNMA/FHLMC securities (primarily one-year ARM) for approximately $114.3 million, using $5.7 million of unrestricted cash and financed with $108.6 million of repurchase agreements. These repurchase agreements bear interest at 0.29%, mature in August 2011, and are subject to customary margin provisions.

In the first six months of 2011, we repurchased $135.1 million face amount of CDO bonds and notes payable for $90.3 million. As a result, we extinguished $135.1 million face amount of CDO debt and notes payable and recorded a gain on extinguishment of debt of $44.5 million.

Each of our CDO financings contains tests that measure the amount of over collateralization and excess interest in the transaction. At issuance, each of our CDOs passed all of these tests. Failure to satisfy these tests would generally cause (or has caused) the cash flow that would otherwise be distributed to the more junior classes of securities (including those held by Newcastle) to be redirected to pay down the most senior class of securities outstanding until the tests are satisfied. As a result, our cash flow and liquidity are negatively impacted upon such a failure, and the impact could be (and has been) material. The table set forth below presents data, including the most recent quarterly cash flows received by Newcastle, for each of our CDOs, and sets forth which of the CDOs have satisfied these tests in the most recent quarter. The amounts set forth are as of June 30, 2011 unless otherwise noted (dollars in thousands). For those CDOs that have failed their applicable over collateralization tests, the impact of failing is already reflected in the cash flow set forth in the table. For those CDOs that have satisfied their applicable over collateralization tests, we could potentially lose substantially all of the cash flows from those CDOs in future quarters if we fail to satisfy the tests in the future. The amounts in the table reflect data at the CDO level and thus are different from the GAAP balance sheet due to intercompany amounts eliminated in Newcastle’s consolidated balance sheet.

	CDO IV			CDO VI			CDO VIII			CDO IX			CDO X
Balance Sheet:
Assets Face Amount		$224,762			$314,263			$937,624			$792,203			$1,333,478
Assets Fair Value		192,610			191,449			676,810			628,946			1,076,687
Issued Debt Face Amount (1)		117,699			127,188			678,313			530,125			1,199,250
Issued Debt Basis (1)		117,477			127,008			676,775			533,307			1,197,529
Derivative Net Liabilities Fair Value		8,601			22,709			18,253			1,751			68,493
Quarterly net cash receipts (2)		$473			$179			$5,178			$4,570			$6,155

Collateral Composition (3):	Face	Fair Value		Face	Fair Value		Face	Fair Value		Face	Fair Value		Face	Fair Value
CMBS	$146,755	$120,867	BB	$180,039	$92,931	B+	$164,424	$97,677	B+	$78,000	$72,254	BB	$918,155	$772,044	BBB-
REIT Debt	43,617	46,675	BBB	59,200	62,417	BBB-	—	—	—	1,000	1,011	BBB+	68,576	69,350	BB-
ABS	22,953	15,629	BB-	73,243	34,480	B	81,437	61,919	BB-	3,232	2,948	BBB+	226,956	165,835	BBB-
FNMA/FHLMC	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Bank Loans	1,705	1,552	D	1,781	1,621	D	211,023	154,897	B-	166,463	121,104	CCC	28,913	10,384	CCC-
Mezzanine Loans / B-Notes / Whole Loans	9,732	7,887	BB+	—	—	—	324,283	270,890	CCC	412,153	350,828	CCC-	—	—	—
CDO	—	—	—	—	—	—	90,250	25,220	CCC	74,250	21,605	CCC	57,847	26,043	CCC+
Residential Loans	—	—	—	—	—	—	—	—	—	3,794	3,361	D	—	—	—
Other Investments	—	—	—	—	—	—	—	—	—	18,882	21,406	—	—	—	—
Cash for Reinvestment	—	—	—	—	—	—	66,207	66,207	—	34,429	34,429	—	33,031	33,031	—

Total	$224,762	$192,610	BB	$314,263	$191,449	B+	$937,624	$676,810	B-	$792,203	$628,946	CCC	$1,333,478	$1,076,687	BB+

Collateral on Negative Watch (4)	$4,060			$21,762			$46,534			$3,170			$119,772
CDO Cash Flow Triggers (5):
Over Collateralization (6):
As of June 2011 remittance Cushion (Deficit) ($)		$(4,987)			$(181,831)			$56,396			$91,926			$25,220
As of July 2011 remittance Cushion (Deficit) ($)		—			(185,180)			56,331			94,640			52,643
Interest Coverage (6):
As of June 2011 remittance Cushion (Deficit) (%)		151.1%			(25.4%)			338.8%			311.8%			496.4%
As of July 2011 remittance Cushion (Deficit) (%)		—			(65.9%)			284.3%			319.1%			262.9%
CDO Overview:
Effective		Sep-04			Aug-05			Mar-07			Jul-07			Dec-07
Reinvestment Period End (7)		Passed			Passed			Nov-11			May-12			Jul-12
Optional Call (8)		Passed			Passed			Passed			Passed			Passed
Auction Call (9)		Mar-14			Apr-15			Nov-16			May-17			Jul-17
WA Debt Spread (bps) (10)		74			44			44			58			33
Asset Average Life		3.0			3.3			3.7			3.0			4.5
Debt Average Life		2.1			4.0			3.0			3.1			5.0

See notes on next page.

(1)	Includes only CDO bonds issued to third parties and other Newcastle CDOs.
(2)	Represents net cash received from each CDO based on all of our interests in such CDO (including senior management fees but excluding principal received from senior CDO bonds owned by Newcastle) for the three months ended June 30, 2011. Cash receipts for this period include $2.2 million of non-recurring fees and $1.7 million of senior collateral management fees, and may not be indicative of cash receipts for subsequent periods. Excluded from the quarterly net cash receipts was $39.2 million of unrestricted cash received from principal repayment on Newcastle CDO debt. This cash represents a return of principal and the realization of the difference between par and the discounted purchase price of Newcastle CDO debt. See “Cautionary Note Regarding Forward Looking Statements” for risks and uncertainties that could cause our receipts for subsequent periods to differ materially from these amounts.
(3)	Collateral composition is calculated as a percentage of the face amount of collateral and includes CDO bonds of $200.8 million and other bonds and notes payable of $105.1 million issued by Newcastle and three bank loans of $137.3 million, collateralized by Newcastle’s CDO VI bonds, real estate properties and a third party CDO security, which are eliminated in consolidation. The fair value of these CDO bonds, other bonds and notes payable and bank loans was $72.9 million, $85.3 million and $119.6 million at June 30, 2011, respectively. Also reflected are weighted average credit ratings, which were determined by third party rating agencies as of a particular date, may not be current and are subject to change (including a “negative watch” assignment) at any time.
(4)	Represents the face amount of collateral on negative watch for possible downgrade by at least one rating agency (Moody’s, S&P or Fitch) as of the determination date of June 17, 2011 for CDO IV, as this CDO only reports actual over collateralization excess percentages on a quarterly basis, and as of the determination date of July 18, 2011 for all other CDOs. The amount does not include any bonds issued by Newcastle, which are eliminated in consolidation and not reflected in the investment portfolio disclosures.
(5)	Each of our CDO financings contains tests that measure the amount of over collateralization and excess interest in the transaction. Failure to satisfy these tests would cause the principal and/or interest cashflow that would otherwise be distributed to more junior classes of securities (including those held by Newcastle) to be redirected to pay down the most senior class of securities outstanding until the tests are satisfied. As a result, our cash flow and liquidity are negatively impacted upon such a failure, and the impact could be material. Each CDO contains tests at various over collateralization and interest coverage percentage levels. The trigger percentages used above represent the first threshold at which cashflows would be redirected as described in this footnote. The data presented is as of the most recent remittance date on or before June 30, 2011 or July 31, 2011, as applicable, and may change or have changed subsequent to that date. CDO IV only reports on a quarterly basis and, therefore, no updated July 2011 information is available. In addition, our CDOs may also contain specific over collateralization tests that, if failed, can result in the occurrence of an event of default or our being removed as collateral manager of the CDO. On June 17, 2011, as result of the failure of the collateral manager over-collateralization trigger, we deconsolidated CDO V. However, we continue to receive the senior collateral manager fee from this CDO. Failure of the over collateralization tests can also cause a “phantom income” issue if cash that constitutes income is diverted to pay down debt instead of being distributed to us. As of the June 2011 remittance date for CDO IV and as of the July 2011 remittance date for CDO VI, these CDOs were not in compliance with their applicable over collateralization tests and, consequently, we were not receiving cash flows from these CDOs (other than senior management fees and cash flows on senior classes of bonds we own). Based upon our current calculations, we expect these portfolios to remain out of compliance for the foreseeable future. Moreover, given current market conditions, it is possible that all of our CDOs could be out of compliance with their over collateralization tests as of one or more measurement dates within the next twelve months. Our ability to rebalance will depend upon the availability of suitable securities, market prices, whether the reinvestment period of the applicable CDO has ended, and other factors that are beyond our control. Such rebalancing efforts may be extremely difficult given current market conditions and we cannot assure you that we will be successful in our rebalancing efforts. If the liabilities of our CDOs are downgraded by Moody’s to certain predetermined levels, our discretion to rebalance the applicable CDO portfolios may be negatively impacted. Moreover, if we bring these coverage tests into compliance, we cannot assure you that they will not fall out of compliance in the future or that we will be able to correct any noncompliance. For a more detailed discussion of the impact of CDO financings on our cash flows, see Part II, Item 1A, “Risk Factors – The use of CDO financings with coverage tests may have a negative impact on our operating results and cash flows.”
(6)	Represents excess or deficiency under the applicable over collateralization or interest coverage tests to the first threshold at which cash flow would be redirected. We generally do not receive material cash flow from the junior classes of a CDO until a deficiency is corrected. Ratings downgrades of assets in our CDOs can negatively impact compliance with the over collateralization tests. Generally, the over collateralization test measures the principal balance of the specified pool of assets in a CDO against the corresponding liabilities issued by the CDO. However, based on ratings downgrades, the principal balance of an asset or of a specified percentage of assets in a CDO may be deemed reduced below their current balance to levels set forth in the related CDO documents for purposes of calculating the over collateralization test. As a result, ratings downgrades can reduce the principal balance of the assets used in the over collateralization test relative to the corresponding liabilities in the test, thereby reducing the over collateralization percentage. In addition, actual defaults of an asset would also negatively impact compliance with the over collateralization tests. Failure to satisfy an over collateralization test could result in the redirection of cashflows as described in footnote 5 above or, in certain circumstances, in our removal as manager of the applicable portfolio.
(7)	Our CDO financings typically have a 5-year reinvestment period. Generally, after such period ends, principal payments on the collateral are used to paydown the most senior debt outstanding. Prior to the end of the reinvestment period, principal payments received on the collateral are reinvested.
(8)	At the option call date, Newcastle, as the equity holder, has the right to payoff the CDO bonds at their related redemption price.
(9)	At the auction call date, there is a mandatory auction of the assets. If the prices are sufficient to pay off the outstanding CDO bonds, the assets will be sold and the CDO bonds will be redeemed.
(10)	Debt spread represents the spread above the benchmark interest rate (LIBOR or U.S. Treasuries) that Newcastle pays on its debt.

The following table sets forth further information with respect to the bonds of our consolidated CDO financings as of June 30, 2011 (dollars in thousands):

		Current Face Amount (1)
		Held By
Class	Original Face Amount	Third Parties	Newcastle CDOs (2)	Newcastle Outside of its CDOs (3)	Total		Stated Interest Rate
CDO IV
Class I	$353,250	$84,771	$—	$64,956		$149,727	LIBOR +	0.40%
Class II-FL	13,000	3,000	—	10,000		13,000	LIBOR +	0.65%
Class II-FX	7,250	—	5,250	2,000		7,250		4.73%
Class III-FL	7,500	5,000	—	2,500		7,500	LIBOR +	1.00%
Class III-FX	15,000	1,462	—	10,623		12,085		5.11%
Class IV-FL	9,000	8,325	—	—		8,325	LIBOR +	2.25%
Class IV-FX	9,000	9,891	—	—		9,891		6.34%
Class V	13,500	—	—	16,028		16,028		8.67%
Preferred	22,500	—	—	22,500		22,500		N/A

	$450,000	$112,449	$5,250	$128,607		$246,306

CDO VI
Class I-MM	$323,000	$—	$36,261	$160,083	*$	196,344	LIBOR +	0.25%
Class I-B	59,000	59,000	—	—		59,000	LIBOR +	0.40%
Class II	33,000	23,374	—	10,162		33,536	LIBOR +	0.50%
Class III-FL	15,000	5,130	—	10,260		15,390	LIBOR +	0.80%
Class III-FX	5,000	—	—	5,706		5,706		5.67%
Class IV-FL	9,600	629	—	9,432		10,061	LIBOR +	1.70%
Class IV-FX	2,400	2,795	—	—		2,795		6.55%
Class V	21,000	—	—	25,184		25,184		7.81%
Preferred	32,000	—	—	32,000		32,000		N/A

	$500,000	$90,928	$36,261	$252,827		$380,016

CDO VIII (4)
Class I-A	$462,500	$462,500	$—	$—		$462,500	LIBOR +	0.28%
Class I-AR	60,000	60,000	—	—		60,000	LIBOR +	0.34%
Class I-B	38,000	4,000	—	34,000		38,000	LIBOR +	0.36%
Class II	42,750	—	29,000	13,750		42,750	LIBOR +	0.42%
Class III	42,750	20,000	22,750	—		42,750	LIBOR +	0.50%
Class IV	28,500	—	—	—		—	LIBOR +	0.60%
Class V	28,500	28,500	—	—		28,500	LIBOR +	0.75%
Class VI	27,312	—	—	—		—	LIBOR +	0.80%
Class VII	21,375	—	—	—		—	LIBOR +	0.90%
Class VIII	22,563	11,063	8,250	3,250		22,563	LIBOR +	1.45%
Class IX-FL	6,000	6,000	—	—		6,000	LIBOR +	1.80%
Class IX-FX	7,600	7,600	—	—		7,600		6.80%
Class X	19,650	18,650	—	—		18,650	LIBOR +	2.25%
Class XI	26,125	—	—	24,125		24,125	LIBOR +	2.50%
Class XII	28,500	—	—	28,500		28,500		7.50%
Preferred	87,875	—	—	87,875		87,875		N/A

	$950,000	$618,313	$60,000	$191,500		$869,813

*	Of the $160.1 million CDO VI Class I-MM bonds, $124.4 million served as collateral for a $81.3 million bank loan owned jointly by two of Newcastle’s CDOs and $35.7 million served as collateral for a $14.4 million repurchase agreement financing.

Continued on next page.

		Current Face Amount (1)
		Held By
	Original Face		Newcastle	Newcastle Outside of		Stated Interest
Class	Amount	Third Parties	CDOs (2)	its CDOs (3)	Total	Rate
CDO IX (4)
Class A-1	$379,500	$379,500	$—	$—	$379,500	LIBOR +	0.26%
Class A-2	115,500	65,500	—	50,000	115,500	LIBOR +	0.47%
Class B	37,125	35,125	—	2,000	37,125	LIBOR +	0.65%
Class C	33,000	—	—	—	—	LIBOR +	0.93%
Class D	20,625	—	—	—	—	LIBOR +	1.00%
Class E	24,750	—	—	24,750	24,750	LIBOR +	1.10%
Class F	18,562	—	—	18,562	18,562	LIBOR +	1.30%
Class G	18,562	—	—	11,262	11,262	LIBOR +	1.50%
Class H	21,656	—	8,751	9,305	18,056	LIBOR +	2.50%
Class J	21,656	—	21,656	—	21,656	LIBOR +	3.00%
Class K	19,593	—	19,593	—	19,593	LIBOR +	3.50%
Class L	23,718	—	—	23,718	23,718		7.50%
Class M	39,187	—	—	39,187	39,187		8.00%
Preferred	51,566	—	—	51,566	51,566		N/A

	$825,000	$480,125	$50,000	$230,350	$760,475

CDO X (4)
Class A-1	$980,000	$980,000	$—	$—	$980,000	LIBOR +	0.26%
Class A-2	140,000	140,000	—	—	140,000	LIBOR +	0.35%
Class A-3	99,750	30,000	10,000	25,000	65,000	LIBOR +	0.60%
Class B	28,000	—	—	—	—	LIBOR +	1.25%
Class C	40,250	—	39,250	—	39,250	LIBOR +	1.75%
Class D	22,000	—	—	22,000	22,000	LIBOR +	2.50%
Class E	13,500	—	—	13,500	13,500	LIBOR +	3.00%
Class F	14,000	—	—	14,000	14,000		9.04%
Preferred	62,500	—	—	62,500	62,500		N/A

	$1,400,000	$1,150,000	$49,250	$137,000	$1,336,250

(1)	The amounts presented in these columns exclude the face amount of any cancelled bonds within an applicable class.
(2)	Amounts in this column represent the amount of bonds of the applicable class held by Newcastle’s consolidated CDOs. These bonds are eliminated in Newcastle’s consolidated balance sheet.
(3)	Amounts in this column represent the amount of bonds of the applicable class held as investments by Newcastle outside of its non-recourse financing structures. These bonds are eliminated in Newcastle’s consolidated balance sheet.
(4)	These CDOs issued the following interest only fixed-rate notes with a 5-year maturity from inception:

•	CDO VIII Class S with a notional amount of $33.9 million at 5.41%

•	CDO IX Class S with a notional amount of $33.5 million at 5.45%

•	CDO X Class S with a notional amount of $24.2 million at 5.78%

Stockholders’ Equity

Common Stock

The following table presents information on shares of our common stock issued during the six months ended June 30, 2011:

Shares Issued	Range of Issue Prices (1)	Net Proceeds (millions)	Options Granted to Manager
17,273,013	$6.00	$98.5	1,725,000

(1)	Excludes prices of shares issued pursuant to the exercise of options and of shares issued to our independent directors.

At June 30, 2011, we had 79,300,197 shares of common stock outstanding.

As of June 30, 2011, our outstanding options had a weighted average strike price of $18.21 and were summarized as follows:

Held by the Manager	3,411,447
Issued to the Manager and subsequently transferred to certain of the Manager’s employees	798,162
Held by the independent directors	14,000

Total	4,223,609

As of June 30, 2011, approximately 3.8 million shares of our common stock were held by Fortress, through its affiliates, and its principals.

We declared a quarterly dividend of $0.10 per common share for the quarter ended June 30, 2011. On July 29, 2011 we paid the quarterly dividends to the shareholders of our common stock.

Preferred Stock

On January 21, 2011, we paid all current and accrued dividends on our preferred stock as of that date. On April 30, 2011 and July 29, 2011, we paid quarterly dividends on our preferred stock.

Accumulated Other Comprehensive Income (Loss)

During the six months ended June 30, 2011, our accumulated other comprehensive income (loss) changed due to the following factors (in thousands):

	Gains (Losses) on Cash Flow Hedges	Gains (Losses) on Securities	Total Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss), December, 31, 2010	$(116,908)	$70,730	$(46,178)
Deconsolidation of unrealized gain on securities in CDO V	—	(8,026)	(8,026)
Deconsolidation of unrealized loss on derivatives designated as cash flow hedges in CDO V	18,353	—	18,353
Net unrealized gain (loss) on securities	—	101,747	101,747
Reclassification of net realized (gain) loss on securities into earnings	—	(58,323)	(58,323)
Net unrealized gain (loss) on derivatives	13,075	—	13,075
Reclassification of net realized (gain) loss on derivatives designated as cash flow hedges into earnings	12,165	—	12,165

Accumulated other comprehensive income (loss), June 30, 2011	$(73,315)	$106,128	$32,813

Our GAAP equity changes as our real estate securities portfolio and derivatives are marked to market each quarter, among other factors. The primary causes of mark to market changes are changes in interest rates and credit spreads. During the six months ended June 30, 2011, a net tightening of credit spreads has caused an increase in net unrealized gains recorded in accumulative other comprehensive income on our real estate securities. Net unrealized losses on derivatives designated as cash flow hedges decreased for the six months ended June 30, 2011, primarily as a result of (i) de-designation of certain flow hedges, (ii) deconsolidation of CDO V and (iii) increases in long-term interest rates.

See “- Market Considerations” above for a further discussion of recent trends and events affecting our unrealized gains and losses as well as our liquidity.

Cash Flow

Operating Activities

Net cash flow provided by (used in) operating activities increased to $26.3 million for the six months ended June 30, 2011 from $21.4 million for the six months ended June 30, 2010. This change resulted primarily from the factors described below:

•

Interest received on securities and loans decreased approximately $7.8 million as a result of (i) a lower average balance of interest earning securities and loans of $3.6 billion in the first six months of 2011 compared to $4.4 billion in the first six months of 2010. The lower interest earning asset balance is primarily a result of paydowns and sales. This was offset by an increase in the weighted average interest rate to 5.17% in the first six months of 2011 from 5.04% in the first six months of 2010 and a decrease in net interest income redirected for reinvestment or CDO paydown in the six months ended June 30, 2011 compared to the six months ended June 30, 2010 due to the reduction of defaulted assets through sales or restructuring and improvements in certain CDO over collateralization tests.

•

An increase of $0.9 million in deferred interest received for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 as a result of a CDO passing certain over-collateralization tests.

•	Collateral management fees and restructuring fees of approximately $2.0 million received in the six months ended June 30, 2011.

•	A decrease in prepayment penalty income of $1.2 million for the six months ended June 30, 2011 compared to the six months ended June 30, 2010.

•

Interest paid on debt obligations decreased approximately $11.0 million as a result of (i) a lower average debt balance of $3.1 billion in the first six months of 2011 compared to $3.8 billion in the first six months of 2010, (ii) a net decrease in interest payments on our interest rate swaps which experienced a decrease in their average aggregate notional balance from $1.9 billion at June 30, 2010 to $1.5 billion at June 30, 2011. The decreases in (i) and (ii) above were partially offset by an increase in the weighted average coupon to 1.05% for the six months ended June 30, 2011 from 0.93% for the six months ended June 30, 2010 and an increase in the weighted average effective pay rate on our interest rate swaps from 4.75% for the six months ended June 30, 2010 to 4.84% for the six months ended June 30, 2011.

Investing Activities

Investing activities provided (used) ($83.2) million and $62.7 million during the six months ended June 30, 2011 and 2010, respectively. Investing activities consisted primarily of investments made in certain real estate securities, loans and other real estate related assets outside of our CDO financing structures, net of proceeds from the sale, repayment or settlement of investments.

Financing Activities

Financing activities provided (used) $124.5 million and ($114.8) million during the six months ended June 30, 2011 and 2010, respectively. The issuance of common stock, refinancing of our manufactured housing loans portfolio and borrowings under repurchase agreements served as the primary sources of cash flow from financing activities. Offsetting uses included the repayment of debt as described above and the payment of financing costs related to our common stock issuance and the refinancing of our manufactured housing loans portfolio, and the payment of preferred dividends.

INTEREST RATE, CREDIT AND SPREAD RISK

We are subject to interest rate, credit and spread risk with respect to our investments. These risks are further described in “Quantitative and Qualitative Disclosures About Market Risk.”

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2011, we had the following material off-balance sheet arrangements.

•	In April 2006, we securitized our Subprime Portfolio I. The loans were sold to a securitization trust, of which 80% were treated as a sale, which is an off-balance sheet financing.

•	In July 2007, we securitized our Subprime Portfolio II. The loans were sold to a securitization trust, of which 90% were treated as a sale, which is an off-balance sheet financing.

•	On June 17, 2011, pursuant to the accounting guidance on consolidation, we deconsolidated CDO V, which is now effectively an off-balance sheet financing.

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

•	We have made investments in three equity method investees, two of which are dormant at June 30, 2011 and the other of which is immaterial to our financial condition, liquidity and operations.

In each case, our exposure to loss is limited to the carrying (fair) value of our investment.

CONTRACTUAL OBLIGATIONS

During the first six months of 2011, we had all of the material contractual obligations referred to in our annual report on Form 10-K for the year ended December 31, 2010, excluding the debt which was repaid or repurchased, as described in “– Liquidity and Capital Resources,” as well as the following:

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

NET INTEREST INCOME LESS EXPENSES (NET OF PREFERRED DIVIDENDS)

Newcastle has five primary variables that impact its operating performance: (i) the current yield earned on its investments that are not included in non-recourse financing structures (i.e., unlevered investments and investments subject to recourse debt), (ii) the net yield it earns from its non-recourse financing structures, (iii) the interest expense and dividends incurred under its recourse debt and preferred stock, (iv) its operating expenses, and (v) its realized and unrealized gains on its investments, derivatives and debt obligations, including impairment. Net Interest Income Less Expenses (Net of Preferred Dividends) is a measure of the operating performance of Newcastle that excludes the fifth variable listed above. It is used by management to gauge the current performance of Newcastle without taking into account gains and losses, which, although they represent a part of our recurring operations, are subject to significant variability and are only a potential indicator of future economic performance. Management views Net Interest Income Less Expenses (Net of Preferred

Dividends) as Newcastle’s “core” current earnings, while gains and losses (including impairment) are simply a potential indicator of future earnings. Management believes that Net Interest Income Less Expenses (Net of Preferred Dividends) provides investors with useful information regarding Newcastle’s “core” current earnings, and it enables investors to evaluate Newcastle’s current performance using the same measure that management uses to operate the business.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Income available for common stockholders	$97,740	$117,959	$206,018	$298,159
Add (Deduct):
Impairment reversal	(9,067)	(42,495)	(46,273)	(110,527)
Other income	(58,889)	(53,384)	(104,358)	(109,927)
Loss from discontinued operations	(190)	(13)	—	27
Excess of carrying amount of exchanged preferred stock over fair value of consideration paid	—	—	—	(43,043)

Net interest income less expenses (net of preferred dividends)	$29,594	$22,067	$55,387	$34,689

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

As of June 30, 2011, a 100 basis point increase in short term interest rates would increase our earnings by approximately $3.3 million per annum, assuming a static portfolio of current investments and financings.

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

As of June 30, 2011, a 100 basis point change in short term interest rates would impact our net book value by approximately $6.4 million, assuming a static portfolio of current investments and financings.

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

As of June 30, 2011, a 25 basis point movement in credit spreads would impact our net book value by approximately $20.3 million, assuming a static portfolio of current investments and financings, but would not directly affect our earnings or cash flow.

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

On July 21, 2010, the United States enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act” or “Act”). The Dodd-Frank Act affects almost every aspect of the U.S. financial services industry, including certain aspects of the markets in which we operate. The Act imposes new regulations on us and how we conduct our business. For example, the Act will impose additional disclosure requirements for public companies and generally require issuers or originators of asset-backed securities to retain at least five percent of the credit risk associated with the securitized assets. In addition, as a result of the Act we were required to register as an investment advisor with the SEC, which increases our regulatory compliance costs and subject us to new restrictions as well as penalties for any future non-compliance with these regulations. The Act will impose mandatory clearing, exchange-trading and margin requirements on many derivatives transactions (including formerly unregulated over-the-counter derivatives) in which we may engage. The Act also creates new categories of regulated market participants, such as “swap-dealers,” “security-based swap dealers,” “major swap participants” and “major security-based swap participants” who will be subject to significant new capital, registration, recordkeeping, reporting, disclosure, business conduct and other regulatory requirements that will give rise to new administrative costs. Even if certain new requirements are not directly applicable to us, they may still increase our costs of entering into transactions with the parties to whom the requirements are directly applicable. Moreover, new exchange-trading and trade reporting requirements may lead to reductions in the liquidity of derivative transactions, causing higher pricing or reduced availability of derivatives, or the reduction of arbitrage opportunities for us, which could adversely affect the performance of certain of our trading strategies. Importantly, many key aspects of the changes imposed by the Act will be established by various regulatory bodies and other groups over the next several years. As a result, we do not know how significantly the Act will affect us. It is possible that the Act could, among other things, increase our costs of operating as a public company, impose restrictions on our ability to securitize assets and reduce our investment returns on securitized assets.

We do not know what impact the U.S. government’s programs to attempt to stabilize the economy and the financial markets will have on our business. The government’s current efforts to modify terms of outstanding loans negatively affect our business, financial condition and results of operations.

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

In addition, the U.S. government has enacted legislation that enables government agencies to modify the terms of a significant number of residential and other loans to provide relief to borrowers without the applicable investor’s consent. These modifications allow for outstanding principal to be deferred, interest rates to be reduced, the length of the loan to be extended or other terms to be changed in ways that can permanently eliminate the cash flow (principal and interest) associated with a portion of the loan. These modifications are currently reducing, or in the future may reduce, the value of a number of our mortgage-backed securities and other investments. As a result, such loan modifications are negatively affecting our business, results of operations and financial condition. In addition, certain market participants propose reducing the amount of paperwork required by a borrower to modify a loan, which could increase the likelihood of fraudulent modifications and materially harm the U.S. mortgage market and investors that have exposure to this market.

Risks Relating to Our Management

We are dependent on our manager and may not find a suitable replacement if our manager terminates the management agreement.

We have no employees. Our officers and other individuals who perform services for us are employees of our manager. We are completely reliant on our manager, which has significant discretion as to the implementation of our operating policies and strategies, to conduct our business. We are subject to the risk that our manager will terminate the management agreement and that we will not be able to find a suitable replacement for our manager in a timely manner, at a reasonable cost or at all. Furthermore, we are dependent on the services of certain key employees of our manager whose compensation is partially or entirely dependent upon the amount of incentive or management compensation earned by our manager and whose continued service is not guaranteed, and the loss of such services could adversely affect our operations.

There are conflicts of interest in our relationship with our manager.

Our chairman serves as an officer of our manager. Our management agreement with our manager was not negotiated at arm’s-length, and its terms, including fees payable, may not be as favorable to us as if it had been negotiated with an unaffiliated third party.

There are conflicts of interest inherent in our relationship with our manager insofar as our manager and its affiliates — including investment funds, private investment funds, or businesses managed by our manager — invest in real estate securities, real estate related loans and operating real estate and whose investment objectives overlap with our investment objectives. Certain investments appropriate for us may also be appropriate for one or more of these other investment vehicles. Members of our board of directors and employees of our manager who are our officers may serve as officers and/or directors of these other entities. In addition, our manager or its affiliates may have investments in and/or earn fees from such other investment vehicles that are higher than their economic interests in us and which may therefore create an incentive to allocate investments to such other investment vehicles. Our manager or its affiliates may determine, in their discretion, to make a particular investment through another investment vehicle rather than through us and have no obligation to offer to us the opportunity to participate in any particular investment opportunity. Accordingly, it is possible that we may not be given the opportunity to participate at all in certain investments made by our affiliates that meet our investment objectives.

Our management agreement with our manager generally does not limit or restrict our manager or its affiliates from engaging in any business or managing other pooled investment vehicles that invest in investments that meet our investment objectives, except that under our management agreement neither our manager nor any entity controlled by or under common control with our manager is permitted to raise or sponsor any new pooled investment vehicle whose investment policies, guidelines or plan targets as its primary investment category investment in United States dollar-denominated credit sensitive real estate related securities reflecting primarily United States loans or assets. Our manager intends to engage in additional real estate related management and investment opportunities in the future, which may compete with us for investments.

The ability of our manager and its officers and employees to engage in other business activities, subject to the terms of our management agreement with our manager, may reduce the time our manager, its officers or other employees spend managing us. In addition, we may engage in material transactions with our manager or another entity managed by our manager or one of its affiliates, including certain financing arrangements and co-investments that present an actual, potential or perceived conflict of interest, subject to our investment guidelines. It is possible that actual, potential or perceived conflicts could give rise to investor dissatisfaction, litigation or regulatory enforcement actions. Appropriately dealing with conflicts of interest is complex and difficult, and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with one or more potential, actual or perceived conflicts of interest. Regulatory scrutiny of, or litigation in connection with, conflicts of interest could have a material adverse effect on our reputation, which could materially adversely affect our business in a number of ways, including causing an inability to raise additional funds, a reluctance of counterparties to do business with us, a decrease in the prices of our common and preferred securities and a resulting increased risk of litigation and regulatory enforcement actions.

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

It would be difficult and costly for us to terminate our management agreement with our Manager. The management agreement may only be terminated annually upon the affirmative vote of at least two-thirds of our independent directors, or by a vote of the holders of a majority of the outstanding shares of our common stock, based upon (1) unsatisfactory performance by our manager that is materially detrimental to us or (2) a determination that the management fee payable to our manager is not fair, subject to our manager’s right to prevent such a termination by accepting a mutually acceptable reduction of fees. Our manager will be provided 60 days’ prior notice of any termination and will be paid a termination fee equal to the amount of the management fee earned by the manager during the twelve-month period preceding such termination. In addition, following any termination of the management agreement, the manager may require us to purchase its right to receive incentive compensation at a price determined as if our assets were sold for their fair market value (as determined by an appraisal, taking into account, among other things, the expected future value of the underlying investments) or otherwise we may continue to pay the incentive compensation to our manager. These provisions may increase the effective cost to us of terminating the management agreement, thereby adversely affecting our ability to terminate our manager without cause.

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

Our investment strategy may evolve in light of existing market conditions and investment opportunities, and this evolution may involve additional risks depending upon the nature of the assets in which we invest and our ability to finance such assets on a short or long term basis. Investment opportunities that present unattractive risk-return profiles relative to other available investment opportunities under particular market conditions may become relatively attractive under changed market conditions and changes in market conditions may therefore result in changes in the investments we target. Decisions to make investments in new asset categories present risks that may be difficult for us to adequately assess and could therefore reduce our ability to pay dividends on both our common stock and preferred stock or have adverse effects on our liquidity or financial condition. A change in our investment strategy may also increase our exposure to interest rate, foreign currency, real estate market or credit market fluctuations. In addition, a change in our investment strategy may increase our use of non-match-funded financing, increase the guarantee obligations we agree to incur or increase the number of transactions we enter into with affiliates. Our failure to accurately assess the risks inherent in new asset categories or the financing risks associated with such assets could adversely affect our results of operations and our financial condition.

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

Changes in these factors are difficult to predict, and a change in one factor can affect other factors. For example, during 2007, increased default rates in the subprime mortgage market played a role in causing credit spreads to widen, reducing availability of credit on favorable terms, reducing liquidity and price transparency of real estate related assets, resulting in difficulty in obtaining accurate mark-to-market valuations, and causing a negative perception of the state of the real estate markets and of REITs generally. These conditions worsened during 2008, and intensified meaningfully during the fourth quarter of 2008 as a result of the global credit and liquidity crisis, resulting in extraordinarily challenging market conditions. Since then, market conditions have generally improved, but they could deteriorate in the future.

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

We have retained, and may in the future retain or repurchase, subordinate classes of bonds issued by certain of our subsidiaries in our CDO financings. Each of our CDO financings contains tests that measure the amount of over collateralization and excess interest in the transaction. Failure to satisfy these tests would generally result in principal and/or interest cash flow that would otherwise be distributed to more junior classes of securities (including those held by us) to be redirected to pay down the most senior class of securities outstanding until the tests are satisfied. As a result, failure to satisfy the coverage tests could adversely affect our operating results and cash flows by temporarily or permanently directing funds that would otherwise come to us to holders of the senior classes of bonds. In addition, the redirected funds would be used to pay down financing, which currently bears an attractive rate, thereby reducing our future earnings from the affected CDO. The ratings assigned to the assets in each CDO affect the results of the tests governing whether a CDO can distribute cash to the various classes of securities in the CDO. As a result, ratings downgrades of the assets in a CDO can result in a CDO failing its tests and thereby cause us not to receive cash flows from the affected CDO.

We have approximately $195.3 million of assets in our consolidated CDOs as of June or July 2011, as appropriate, that are under negative watch for possible downgrade by at least one of the rating agencies. One or more of the rating agencies could downgrade some or all of these assets at any time, and any such downgrade could negatively affect – and possibly materially affect – our future cash flows. As of the June 2011 remittance date for CDOs IV and V and as of the July 2011 remittance date for CDO VI, these CDOs were not in compliance with their applicable over collateralization tests and, consequently, we are not receiving cash flows from these CDOs (other than senior management fees and cash flow distributions from senior classes of bonds we own). Based upon our current calculations, we expect these CDOs to remain out of compliance for the foreseeable future. Moreover, given current market conditions, it is possible that all of our CDOs could be out of compliance with their over collateralization tests as of one or more measurement dates within the next twelve months.

Our ability to rebalance will depend upon the availability of suitable securities, market prices, whether the reinvestment period of the applicable CDO has ended, and other factors that are beyond our control. For example, in prior periods, we were able to repurchase notes issued by the CDOs and subsequently cancel those notes in accordance with the terms of the relevant governing documentation. These cancellations assisted the applicable CDO in satisfying its overcollateralization test as of the next testing date and thereby enabled the cash flow from that CDO to be distributed to the junior classes of securities (including those held by us). The trustee of all of our CDOs has informed us that, if we wish to cancel CDO debt in the future, it will require us to obtain the approval of the noteholders of the applicable CDO. If we are unable to obtain the requisite noteholder consent, we will be unable to use CDO debt cancellations as a tool to help CDOs satisfy their overcollateralization tests and thereby maintain the flow of cash from that CDO to us. As a result, holders of our common shares and preferred shares should not expect that we will be able to cancel any of our CDO obligations in the future. While there are other permissible methods to rebalance or otherwise correct CDO test failures, such methods may be extremely difficult to employ given current market conditions, and we cannot assure you that we will be successful in our rebalancing efforts. If the liabilities of our CDOs are downgraded by Moody’s to certain predetermined levels, our discretion to rebalance the applicable CDO portfolios may be negatively impacted. Moreover, if we bring these coverage tests into compliance, we cannot assure you that they will not fall out of compliance in the future or that we will be able to correct any noncompliance.

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

We may experience an event of default or be removed as collateral manager under one or more of our CDOs, which would negatively affect us in a number of ways.

The documentation governing our CDOs specify certain events of default, which, if they occur, would negatively affect us. Events of default include, among other things, failure to pay interest on senior classes of securities within the CDO, breaches of covenants, representations or warranties, bankruptcy, and failure to satisfy specific over collateralization and interest coverage tests. If an event of default occurs under any of our CDOs, it could negatively affect our cash flows, business, results of operations and financial condition.

In addition, we can be removed as manager of a CDO if certain events occur, including the failure to satisfy specific over collateralization and interest coverage tests, failure to satisfy certain “key man” requirements or an event of default occurring for the failure to pay interest on the related senior classes of securities of the CDO. If we are removed as collateral manager, we would no longer receive management fees from — and no longer be able to manage the assets of — the applicable CDO, which could negatively affect our cash flows, business, results of operations and financial condition. On June 17, 2011, CDO V failed additional over collateralization tests. The consequences of failing these tests are that an event of default has occurred, and we may be removed as the collateral manager under the documentation governing the CDO. So long as the event of default continues, we will not be permitted to purchase or sell any collateral in CDO V. If we are removed as the collateral manager of CDO V, we would no longer receive the senior management fees from such CDO. As of August 3, 2011, we have not been removed as collateral manager. Based upon our current calculations, we estimate that if we are removed as the collateral manager of CDO V, the loss of senior management fees would not have a material negative impact on our cash flows, business, results of operations or financial condition. Given current market conditions, it is possible that events of default may occur in other CDOs, and we could be removed as the collateral manager of those CDOs if certain events of default occur. Moreover, our cash flows, business, results of operations and/or financial condition could be materially and negatively impacted if certain events of default occur.

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

While being engaged as the collateral manager of such CDOs potentially enables us to grow our business, it also entails a number of risks that could harm our reputation, results of operations and financial condition. For example, we purchased the management rights with respect to the C-BASS CDOs pursuant to a bankruptcy proceeding. As a result, we were not able to conduct extensive due diligence on the CDO assets even though many classes of securities issued by the CDOs were rated as “distressed” by the rating agencies as of the most recent rating date prior to our becoming the collateral manager of the CDOs. We may willingly or unknowingly assume actual or contingent liabilities for significant expenses, we may become subject to new laws and regulations with which we are not familiar, and we may become subject to increased risk of litigation, regulatory investigation or negative publicity. For example, we determined that it would be prudent to register the subsidiary that became the collateral manager of the C-BASS CDOs as a registered investment advisor, which will increase our regulatory compliance costs. In addition to defending against litigation and complying with regulatory requirements, being engaged as collateral manager may require us to invest other resources for various other reasons, which could detract from our our ability to capitalize on future opportunities. Moreover, being engaged as collateral manager may require us to integrate complex technological, accounting and management systems, which may be difficult, expensive and time-consuming and which we may not be successful in integrating into our current systems. In addition to the risk that we face if we are successful in becoming the manager of additional CDOs, we may attempt but fail to become the collateral manager of CDOs in the future, which could harm our reputation and subject us to costly litigation. Finally, if we include the financial performance of the C-BASS CDOs or other CDOs for which we become the collateral manager in our public filings, we are subject to the risk that, particularly during the period immediately after we become the collateral manager, this information may prove to be inaccurate or incomplete. The occurrence of any of these negative integration events could negatively impact our reputation with both regulators and investors, which could, in turn, subject us to additional regulatory scrutiny and impair our relationships with the investment community. The occurrence of any of these problems could negatively affect our reputation, financial condition and results of operations.

Our investments have previously been — and in the future may be — subject to significant impairment charges, which adversely affect our results of operations.

We are required to periodically evaluate our investments for impairment indicators. The value of an investment is impaired when our analysis indicates that, with respect to a loan, it is probable that we will not be able to collect the full amount we intended to collect from the loan or, with respect to a security, it is probable that the value of the security is other than temporarily impaired. The judgment regarding the existence of impairment indicators is based on a variety of factors depending upon the nature of the investment and the manner in which the income related to such investment was calculated for purposes of our financial statements. If we determine that an impairment has occurred, we are required to make an adjustment to the net carrying value of the investment, which could adversely affect our results of operations in the applicable period and thereby adversely affect our ability to pay dividends to our stockholders.

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

Our counterparties are not required to roll our repurchase agreements upon the expiration of their stated terms, which subjects us to a number of risks. As we have experienced recently and may experience in the future, counterparties electing to roll our repurchase agreements may charge higher spread and impose more onerous terms upon us, including the requirement that we post additional margin as collateral. More significantly, if a repurchase agreement counterparty elects not to extend our financing, we would be required to pay the counterparty the full repurchase price on the maturity date and find an alternate source of financing. Alternate sources of financing may be more expensive, contain more onerous terms or simply may not be available. If we were unable to pay the repurchase price for any security financed with a repurchase agreement, the counterparty has the right to sell the underlying security being held as collateral and require us to compensate for any shortfall between the value of our obligation to the counterparty and the amount for which the collateral was sold (which may be a significantly discounted price). As of June 30, 2011, we had $118.0 million outstanding under repurchase agreement financings. Moreover, all of our repurchase agreement obligations are with one counterparty. If this counterparty elected not to roll these repurchase agreements, we may not be able to find a replacement counterparty in a timely manner.

Our determination of how much leverage to apply to our investments may adversely affect our return on our investments and may reduce cash available for distribution.

We leverage our portfolio through borrowings, generally through the use of credit facilities, warehouse facilities, repurchase agreements, mortgage loans on real estate, securitizations, including the issuance of CDOs, private or public offerings of debt by subsidiaries, loans to entities in which we hold, directly or indirectly, interests in pools of properties or loans, and other borrowings. Our investment policies do not limit the amount of leverage we may incur with respect to any specific asset or pool of assets, subject to an overall limit on our use of leverage to 90% (as defined in our governing documents) of the value of our assets on an aggregate basis. During the recent financial crisis, the return we were able to earn on our investments and cash available for distribution to our stockholders was significantly reduced due to changes in market conditions causing the cost of our financing to increase relative to the income that can be derived from our assets. While our liquidity position has improved, we cannot assure you that we will be able to sustain our improved liquidity position.

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

In addition, with respect to our CDOs, certain of our derivative counterparties are required to maintain certain ratings to avoid having to post collateral or transfer the derivative to another counterparty. If a counterparty was downgraded below these levels it may not be able to satisfy its obligations under the derivative, which could have a material negative effect on the applicable CDO.

The counterparty risks that we face have increased in complexity and magnitude as a result of the insolvency of a number of major financial institutions (such as Bear Stearns, Lehman Brothers, Merrill Lynch, Citigroup and AIG). For example, the consolidation and elimination of counterparties has increased our concentration of counterparty risk and decreased the universe of potential counterparties. We are currently party to repurchase agreements with one counterparty. If this counterparty elected not to roll these repurchase agreements, we may not be able to find a replacement counterparty. In addition, counterparties have generally tightened their underwriting standards and increased their margin requirements for financing, which has negatively impacted us in several ways, including, decreasing the number of counterparties willing to provide financing to us, decreasing the overall amount of leverage available to us, and increasing the costs of borrowing.

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

A key component of our investment strategy is to use match funded financing structures for our investments, which match assets and liabilities with respect to maturities and interest rates. This strategy limits our refinance risk, including the risk of not being able to refinance an investment on favorable terms or at all. We generally use match funded financing structures, such as CDOs, to finance our investments in real estate securities and loans. However, our manager may elect for us to bear a level of refinancing risk on a short term or longer term basis, such as is the case with investments financed with repurchase agreements, when, based on its analysis, our manager determines that bearing such risk is advisable or unavoidable (this is generally the case with respect to the residential mortgage loans and FNMA/FHLMC in which we invest). In addition, we may be unable, as a result of conditions in the credit markets, to match fund investments. For example, non-recourse term financing not subject to margin requirements was generally not available or economical for the past two years and is currently still difficult to obtain, which impairs our ability to match fund our investments. The decision not, or the inability, to match fund certain investments exposes us to additional refinancing risks that may not apply to our other investments.

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

In the event of default under a loan held directly by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the outstanding principal and accrued but unpaid interest of the loan, which could adversely affect our cash flow from operations. Foreclosure of a loan, particularly a commercial loan, can be an expensive and lengthy process, which would negatively affect our anticipated return on the foreclosed loan.

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

Our investments in mortgage and asset backed securities will be adversely affected by defaults under the loans underlying such securities. To the extent losses are realized on the loans underlying the securities in which we invest, we may not recover the amount invested in, or, in extreme cases, any of our investment in such securities.

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

We are subject to significant competitions, and we may not compete successfully.

We are subject to significant competition in seeking investments. We compete with other companies, including other REITs, insurance companies and other investors, including funds and companies affiliated with our manager. Some of our competitors have greater resources than we possess or have greater access to capital or various types of financing structures than are available to us, and we may not be able to compete successfully for investments or provide attractive investment returns relative to our competitors. These competitors may be willing to accept lower returns on their investments or to compromise underwriting standards and, as a result, our origination volume and profit margins could be adversely affected. Furthermore, competition for investments that are suitable for us may lead to the returns available from such investments decreasing, which may further limit our ability to generate our desired returns. We cannot assure you that other companies will not be formed that compete with us for investments or otherwise pursue investment strategies similar to ours or that we will be able to complete successfully against any such companies.

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

Real estate securities and loans are subject to prepayment risk. In addition, we may sell, and realize gains (or losses) on, investments. To the extent such assets were held in CDOs subsequent to the end of the reinvestment period, the proceeds are fully utilized to pay down the related CDO’s debt. This causes the leverage on the CDO to decrease, thereby lowering our returns on equity.

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

We have acquired and may continue to acquire in the future certain loans that do not conform to conventional loan criteria applied by traditional lenders and are not rated or are rated as non-investment grade (for example, for investments rated by Moody’s Investors Service, ratings lower than Baa3, and for Standard & Poor’s, BBB- or below). The non-investment grade ratings for these loans typically result from the overall leverage of the loans, the lack of a strong operating history for the properties underlying the loans, the borrowers’ credit history, the properties’ underlying cash flow or other factors. As a result, these loans have a higher risk of default and loss than conventional loans. Any loss we incur may reduce distributions to our stockholders. There are no limits on the percentage of unrated or non-investment grade assets we may hold in our portfolio.

Insurance on real estate in which we have interests (including the real estate serving as collateral for our real estate securities and loans) may not cover all losses.

There are certain types of losses, generally of a catastrophic nature, such as earthquakes, floods, hurricanes, terrorism or acts of war, that may be uninsurable or not economically insurable. Inflation, changes in building codes and ordinances, environmental considerations, and other factors, including terrorism or acts of war, also might make the insurance proceeds insufficient to repair or replace a property if it is damaged or destroyed. Under such circumstances, the insurance proceeds received might not be adequate to restore our economic position with respect to the affected real property. As a result of the events of September 11, 2001, insurance companies have limited or excluded coverage for acts of terrorism in insurance policies. As a result, we may suffer losses from acts of terrorism that are not covered by insurance.

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

Our securities have historically been valued based primarily on third party quotations, which are subject to significant variability based on the liquidity and price transparency created by market trading activity. The ongoing dislocation in the trading markets has continued to reduce the trading for many real estate securities, resulting in less transparent prices for those securities. Consequently, it is currently more difficult for us to sell many of our assets that it has been historically because, if we were to sell such assets, we would likely not have access to readily ascertainable market prices when establishing valuations of them. Moreover, currently there is a relatively low market demand for the vast majority of the types of assets that we hold, which may make it extremely difficult to sell our assets. If we are required to liquidate all or a portion of our illiquid investments quickly, we may realize significantly less than the amount at which we have previously valued these investments.

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

There are limits to the ability of any hedging strategy to protect us completely against interest rate risks. When rates change, we expect the gain or loss on derivatives to be offset by a related but inverse change in the value of the items, generally our liabilities, that we hedge. We cannot assure you, however, that our use of derivatives will offset the risks related to changes in interest rates. We cannot assure you that our hedging strategy and the derivatives that we use will adequately offset the risk of interest rate volatility or that our hedging transactions will not result in losses. In addition, our hedging strategy may limit our flexibility by causing us to refrain from taking certain actions that would be potentially profitable but would cause adverse consequences under the terms of our hedging arrangements.

The REIT provisions of the Internal Revenue Code limit our ability to hedge. In managing our hedge instruments, we consider the effect of the expected hedging income on the REIT qualification tests that limit the amount of gross income that a REIT may receive from hedging. We need to carefully monitor, and may have to limit, our hedging strategy to assure that we do not realize hedging income, or hold hedges having a value, in excess of the amounts that would cause us to fail the REIT gross income and asset tests.

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

As has been widely publicized, the SEC and other regulatory bodies that establish the accounting rules applicable to us have recently proposed or enacted a wide array of changes to accounting rules. Moreover, in the future these regulators may propose additional changes that we do not currently anticipate. Changes to accounting rules that apply to us could significantly impact our business or our reported financial performance in negative ways that we cannot predict or protect against. We cannot predict whether any changes to current accounting rules will occur or what impact any codified changes will have on our business, results of operation or financial condition.

Environmental compliance costs and liabilities with respect to real estate in which we have interests may adversely affect our results of operations.

Our operating costs may be affected by our obligation to pay for the cost of complying with existing environmental laws, ordinances and regulations, as well as the cost of complying with future legislation with respect to the assets, or loans secured by assets, with environmental problems that materially impair the value of the assets. Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under, or in such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. In addition, the presence of hazardous or toxic substances, or the failure to remediate properly, may adversely affect the owner’s ability to borrow using such real property as collateral. Certain environmental laws and common law principles could be used to impose liability for releases of hazardous materials, including asbestos-containing materials, into the environment, and third parties may seek recovery from owners or operators of real properties for personal injury associated with exposure to released asbestos-containing materials or other hazardous materials. Environmental laws may also impose restrictions on the manner in which a property may be used or transferred or in which businesses it may be operated, and these restrictions may require expenditures. In connection with the direct or indirect ownership and operation of properties, we may be potentially liable for any such costs. The cost of defending against claims of liability or remediating contaminated property and the cost of complying with environmental laws could adversely affect our results of operations and financial condition.

Risks Relating to Our REIT Status and Other Matters

Our failure to qualify as a REIT would result in higher taxes and reduced cash available for distribution to our stockholders.

We operate in a manner intended to qualify us as a REIT for federal income tax purposes. Our ability to satisfy the asset tests depends upon our analysis of the fair market values of our assets, some of which are not susceptible to a precise determination, and for which we do not obtain independent appraisals. Our compliance with the REIT income and quarterly asset requirements also depends upon our ability to successfully manage the composition of our income and assets on an ongoing basis. Moreover, the proper classification of an instrument as debt or equity for federal income tax purposes, and the tax treatment of participation interests that we hold in mortgage loans and mezzanine loans, may be uncertain in some circumstances, which could affect the application of the REIT qualification requirements. Accordingly, there can be no assurance that the IRS will not contend that our interests in subsidiaries or other issuers violate the REIT requirements.

If we were to fail to qualify as a REIT in any taxable year, we would be subject to federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates, and distributions to stockholders would not be deductible by us in computing our taxable income. Any such corporate tax liability could be substantial and would reduce the amount of cash available for distribution to our stockholders, which in turn could have an adverse impact on the value of, and trading prices for, our stock. Unless entitled to relief under certain Internal Revenue Code provisions, we also would be disqualified from taxation as a REIT for the four taxable years following the year during which we initially ceased to qualify as a REIT.

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

If Newcastle were delisted as a result of losing its REIT status and desired to relist its shares on the NYSE, the Company would have to reapply to the NYSE to be listed as a domestic corporation. As the NYSE’s listing standards for REITs are less onerous than its standards for domestic corporations, it would be more difficult for the Company to become a listed company under these heightened standards. Given current conditions, Newcastle might not be able to satisfy the NYSE’s listing standards for a domestic corporation. As a result, if it were delisted from the NYSE, it might not be able to relist as a domestic corporation, and thus the Company’s common and preferred shares could not trade on the NYSE.

The failure of assets subject to repurchase agreements to qualify as real estate assets could adversely affect our ability to qualify as a REIT.

We may enter into financing arrangements that are structured as sale and repurchase agreements pursuant to which we would nominally sell certain of our assets to a counterparty and simultaneously enter into an agreement to repurchase these assets at a later date in exchange for a purchase price. Economically, these agreements are financings which are secured by the assets sold pursuant thereto. We believe that, for purposes of the REIT asset and income tests, we should be treated as the owner of the assets that are the subject of any such sale and repurchase agreement, notwithstanding those agreements may transfer record ownership of the assets to the counterparty during the term of the agreement. It is possible, however, that the IRS could assert that we did not own the assets during the term of the sale and repurchase agreement, in which case we might fail to qualify as a REIT.

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

The IRS tax rules regarding recognizing capital losses and ordinary income for our non-recourse financings, coupled with current REIT distribution requirements, could result in our recognizing significant taxable net income without receiving an equivalent amount of cash proceeds from which to make required distributions. This disconnect could have a serious, negative effect on us.

We may experience issues regarding the characterization of income for tax purposes. For example, we may recognize significant ordinary income, which we would not be able to offset with capital losses, which would, in turn, increase the amount of income we would be required to distribute to shareholders in order to maintain our REIT status. We expect that this disconnect will occur in the case of one or more of our non-recourse financing structures, including off balance sheet structures such as our subprime securitizations and non-consolidated CDOs, where we incur capital losses on the related assets, and ordinary income from the cancellation of the related non-recourse financing if the ultimate proceeds from the assets are insufficient to repay such debt. Through June 30, 2011, no such cancellation of CDO debt had been effected as a result of losses incurred. However, we expect that such cancellation of indebtedness within our CDOs, consolidated or non-consolidated, may occur in the future. In the case of our subprime securitizations, $13.1 million of such cancellations had been effected through June 30, 2011, and we expect such cancellations will continue as losses are realized. This disconnect could also occur, and has occurred, as a result of the repurchase of our outstanding debt at a discount as the gain recorded upon the cancellation of indebtedness is characterized as ordinary income for tax purposes. We have repurchased our debt at a discount in the past, and we intend to attempt to do so in the future. During 2009, we repurchased $246.7 million face amount of our outstanding CDO debt at a discount, and recorded $215.3 million of gain. During 2010, we repurchased $483.7 million face amount of our outstanding CDO debt at a discount, and recorded $265.7 million of gain. In compliance with tax laws, we had the ability to defer the ordinary income recorded as a result of this cancellation of indebtedness to future years and have deferred or intend to defer all or a portion of such gain for 2009 and 2010. While such deferral may postpone the effect of the disconnect on the ability to offset taxable income and losses, it does not eliminate it. Furthermore, cancellation of indebtedness income recognized on or after January 1, 2011 cannot be deferred and must generally be recognized as ordinary income in the year of such cancellation. During the six months ended June 30, 2011, we repurchased $150.1 million face amount of our outstanding CDO debt and notes payable at a discount and recorded $59 million of gain for tax purposes (of which only $44.5 million gain relating to $135.1 million face amount of debt repurchased was recognized for GAAP purposes). The elimination of the ability to defer the recognition of cancellation of indebtedness income introduces additional tax implications that may significantly reduce the economic benefit of repurchasing our outstanding CDO debt.

When we experience any of these disconnects, we may not have sufficient cashflow to make the distributions necessary to satisfy our REIT distribution requirements, which would cause us to lose our REIT status and thereby materially negatively impact our business, financial condition and potentially impair our ability to continue operating in the future. Under current market conditions, this type of disconnect between taxable income and cash proceeds would be likely to occur at some point in the future if the current regulations that create the disconnect are not revised, but we cannot predict at this time when such a disconnect might occur.

We may be unable to generate sufficient revenue from operations to pay our operating expenses and to pay distributions to our stockholders.

As a REIT, we are generally required to distribute at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and not including net capital losses) each year to our stockholders. To qualify for the tax benefits accorded to REITs, we intend to make distributions to our stockholders in amounts such that we distribute all or substantially all of our net taxable income each year, subject to certain adjustments. However, our ability to make distributions may be adversely affected by the risk factors described herein, particularly in light of current market conditions. In the event of a sustained downturn in our operating results and financial performance relative to previous periods or sustained declines in the value of our asset portfolio, we may be unable to declare or pay quarterly distributions or make distributions to our stockholders, and we may elect to comply with our REIT distribution requirements by, after completing various procedural steps, distributing, under certain circumstances, up to 90% of the required amount in the form of common shares in lieu of cash. The timing and amount of distributions are in the sole discretion of our board of directors, which considers, among other factors, our earnings, financial condition, debt service obligations and applicable debt covenants, REIT qualification requirements and other tax considerations and capital expenditure requirements as our board may deem relevant from time to time.

The stock ownership limit imposed by the Internal Revenue Code for REITs and our charter may inhibit market activity in our stock and restrict our business combination opportunities.

In order for us to maintain our qualification as a REIT under the Internal Revenue Code, not more than 50% in value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Internal Revenue Code to include certain entities) at any time during the last half of each taxable year after our first year. Our charter, with certain exceptions, authorizes our board of directors to take the actions that are necessary and desirable to preserve our qualification as a REIT. Unless exempted by our board of directors, no person may own more than 8% of the aggregate value of our outstanding capital stock, treating classes and series of our stock in the aggregate, or more than 25% of the outstanding shares of our Series B Preferred Stock, Series C Preferred Stock or Series D Preferred Stock. Our board may grant an exemption in its sole discretion, subject to such conditions, representations and undertakings as it may determine in its sole discretion. These ownership limits could delay or prevent a transaction or a change in our control that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders. Our board has granted limited exemptions to an affiliate of our manager, a third party group of funds managed by Cohen & Steers, and certain affiliates of these entities.

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

The existing REIT provisions of the Internal Revenue Code may substantially limit our ability to hedge our operations because a significant amount of the income from those hedging transactions is likely to be treated as non-qualifying income for purposes of both REIT gross income tests. In addition, we must limit our aggregate income from non-qualified hedging transactions, from our provision of services and from other non-qualifying sources, to less than 5% of our annual gross income (determined without regard to gross income from qualified hedging transactions). As a result, we may have to limit our use of certain hedging techniques or implement those hedges through total return swaps. This could result in greater risks associated with changes in interest rates than we would otherwise want to incur or could increase the cost of our hedging activities. If we fail to comply with these limitations, we could lose our REIT qualification for U.S. federal income tax purposes, unless our failure was due to reasonable cause, and not due to willful neglect, and we meet certain other technical requirements. Even if our failure were due to reasonable cause, we might incur a penalty tax.

The “taxable mortgage pool” rules may increase the taxes that we or our stockholders may incur, and may limit the manner in which we effect future securitizations.

Certain of our securitizations have resulted in the creation of taxable mortgage pools for federal income tax purposes. As a REIT, so long as we own 100% of the equity interests in a taxable mortgage pool, we would generally not be adversely affected by the characterization of the securitization as a taxable mortgage pool. Certain categories of stockholders, however, such as foreign stockholders eligible for treaty or other benefits, stockholders with net operating losses, and certain tax-exempt stockholders that are subject to unrelated business income tax, could be subject to increased taxes on a portion of their dividend income from us that is attributable to the taxable mortgage pool. In addition, to the extent that our stock is owned by tax-exempt “disqualified organizations,” such as certain government-related entities and charitable remainder trusts that are not subject to tax on unrelated business income, we could incur a corporate level tax on a portion of our income from the taxable mortgage pool. In that case, we might reduce the amount of our distributions to any disqualified organization whose stock ownership gave rise to the tax.

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

Maryland takeover statutes may prevent a change of our control, which could depress our stock price.

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

We have adopted a stockholder rights agreement. Under the terms of the rights agreement, in general, if a person or group acquires more than 15% of the outstanding shares of our common stock, all of our other common stockholders will have the right to purchase securities from us at a discount to such securities’ fair market value, thus causing substantial dilution to the acquiring person. The rights agreement may have the effect of inhibiting or impeding a change in control not approved by our board of directors and, therefore, could adversely affect our stockholders’ ability to realize a premium over the then-prevailing market price for our common stock in connection with such a transaction. In addition, since our board of directors can prevent the rights agreement from operating, in the event our board approves of an acquiring person, the rights agreement gives our board of directors significant discretion over whether a potential acquirer’s efforts to acquire a large interest in us will be successful. Because the rights agreement contains provisions that are designed to ensure that the executive officers, our manager and its affiliates will never, alone, be considered a group that is an acquiring person, the rights agreement provides the executive officers, our manager and its affiliates with certain advantages that are not available to other stockholders.

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

These and other factors may cause the market price and demand for our common shares to fluctuate substantially, which may negatively affect the price or liquidity of our common shares. Moreover, the recent market conditions negatively impacted our share price and may do so in the future. When the market price of a stock has been volatile or has decreased significantly in the past, holders of that stock have, at times, instituted securities class action litigation against the company that issued the stock. If any of our shareholders brought a lawsuit against us, we could incur substantial costs defending, settling or paying any resulting judgments related to the lawsuit. Such a lawsuit could also divert the time and attention of our management from our business and hurt our share price.

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

We do not currently have unpaid accrued dividends on our preferred shares. However, to the extent we do, we cannot pay any dividends on our common shares, pay any consideration to repurchase or otherwise acquire shares of our common stock or redeem any shares of any series of our preferred stock without redeeming all of our outstanding preferred shares in accordance with the governing documentation. Consequently, the failure to pay dividends on our preferred shares restricts the actions that we may take with respect to our common shares and preferred shares. Moreover, if we do not pay dividends on any series of preferred stock for six or more periods, then holders of each affected series obtain the right to call a special meeting and elect two members to our board of directors. We cannot predict whether the holders of our preferred stock would take such action or, if taken, how long the process would take or what impact the two new directors on our board of directors would have on our company (other than increasing our director compensation costs). However, the election of additional directors would affect the composition of our board of directors and, thus, could affect the management of our business.

We may in the future choose to pay dividends in our own stock, in which case you could be required to pay income taxes in excess of the cash dividends you receive.

We may in the future distribute taxable dividends that are payable in cash and shares of our common stock at the election of each stockholder. Under IRS Revenue Procedure 2010-12, up to 90% of any such taxable dividend for 2011 could be payable in our stock. Taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, stockholders may be required to pay income taxes with respect to such dividends in excess of the cash dividends received. If a U.S. stockholder sells the stock that it receives as a dividend in order to pay this tax, the sale proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our common stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our common stock.

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

Sales of our common stock or other securities in the public or private market, or the perception that these sales may occur, could cause the market price of our common stock to decline. This could also impair our ability to raise additional capital through the sale of our equity securities. Under our certificate of incorporation, we are authorized to issue up to 500,000,000 shares of common stock, of which 79,300,197 shares of common stock were outstanding as of June 30, 2011. We cannot predict the size of future issuances of our common stock or other securities or the effect, if any, that future sales and issuances would have on the market price of our common stock.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Articles of Amendment and Restatement (incorporated by reference to the Registrant’s Registration Statement on Form S-11 (File No. 333-90578), Exhibit 3.1).

3.2	Articles Supplementary Relating to the Series B Preferred Stock (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003, Exhibit 3.3).

3.3	Articles Supplementary Relating to the Series C Preferred Stock (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 3.3, filed on October 25, 2005).

3.4	Articles Supplementary Relating to the Series D Preferred Stock (incorporated by reference to the Registrant’s Report on Form 8-A, Exhibit 3.1, filed on March 14, 2007).

3.5	Amended and Restated By-laws (incorporated by reference to the Registrant’s Registration Statement on Form 8-K, Exhibit 3.1, filed on May 5, 2006).

4.1	Rights Agreement between the Registrant and American Stock Transfer and Trust Company, as Rights Agent, dated October 16, 2002 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2002, Exhibit 4.1).

4.2	Junior Subordinated Indenture between Newcastle Investment Corp. and The Bank of New York Mellon Trust Company, National Association, dated April 30, 2009 (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 4.1, filed on May 4, 2009).

4.3	Pledge and Security Agreement between Newcastle Investment Corp. and The Bank of New York Mellon Trust Company, National Association, as trustee, dated April 30, 2009 (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 4.2, filed on May 4, 2009).

4.4	Pledge, Security Agreement and Account Control Agreement among Newcastle Investment Corp., NIC TP LLC, as pledgor, and The Bank of New York Mellon Trust Company, National Association, as bank and trustee, dated April 30, 2009 (incorporated by reference to the Registrant’s Report on Form 8- K, Exhibit 4.3, filed on May 4, 2009).

10.1	Amended and Restated Management and Advisory Agreement by and among the Registrant and Fortress Investment Group LLC, dated June 23, 2003 (incorporated by reference to the Registrant’s Registration Statement on Form S-11 (File No. 333-106135), Exhibit 10.1).

10.2	Newcastle Investment Corp. Nonqualified Stock Option and Incentive Award Plan Amended and Restated Effective as of February 11, 2004 (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, Exhibit 10.2).

10.3	Exchange Agreement between Newcastle Investment Corp. and Taberna Preferred Funding IV, Ltd., Taberna Preferred Funding V, Ltd., Taberna Preferred Funding VI, Ltd. and Taberna Preferred Funding VII, Ltd., dated April 30, 2009 (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.1, filed on May 4, 2009).

10.4	Exchange Agreement, dated as of January 29, 2010, by and among Newcastle Investment Corp., Taberna Capital Management, LLC, Taberna Preferred Funding IV, Ltd., Taberna Preferred Funding V, Ltd., Taberna Preferred Funding VI, Ltd. and Taberna Preferred Funding VII, Ltd. (incorporated by reference to the Registrant’s Report on Form 8-K, Exchibt 10.1, filed on February 2, 2010).

21.1	Subsidiaries of the Registrant (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010, Exhibit 21.1)

31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

NEWCASTLE INVESTMENT CORP.

By:	/s/ Kenneth M. Riis
Kenneth M. Riis
Chief Executive Officer and President

August 5, 2011

By:	/s/ Brian C. Sigman
Brian C. Sigman
Chief Financial Officer and Principal Accounting Officer

August 5, 2011