Form 10-Q
period 2011-09-30
NEWCASTLE INVESTMENT CORP
filed 2011-11-09
CIK 1175483

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☒  Yes    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Common stock, $0.01 par value per share: 105,175,197 shares outstanding as of November 4, 2011.

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

NEWCASTLE INVESTMENT CORP.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	September 30, 2011 (Unaudited)	December 31, 2010
Assets
Non-Recourse VIE Financing Structures
Real estate securities, available-for-sale	$1,437,893	$1,859,984
Real estate related loans, held-for-sale, net	815,140	750,130
Residential mortgage loans, held-for-investment, net	340,489	124,974
Residential mortgage loans, held-for-sale, net	—	252,915
Subprime mortgage loans subject to call option	404,476	403,793
Operating real estate, held-for-sale	7,743	8,776
Other investments	18,883	18,883
Restricted cash	178,121	157,005
Derivative assets	2,383	7,067
Receivables and other assets	23,818	29,206

	3,228,946	3,612,733

Recourse Financing Structures and Unlevered Assets
Real estate securities, available-for-sale	230,463	600
Real estate related loans, held-for-sale, net	6,634	32,475
Residential mortgage loans, held-for-sale, net	3,031	298
Other investments	6,024	6,024
Cash and cash equivalents	205,180	33,524
Receivables and other assets	2,775	1,457

	454,107	74,378

	$3,683,053	$3,687,111

Liabilities and Stockholders’ Equity (Deficit)
Liabilities
Non-Recourse VIE Financing Structures
CDO bonds payable	$2,428,294	$3,010,868
Other bonds and notes payable	210,033	261,165
Repurchase agreements	8,764	14,049
Financing of subprime mortgage loans subject to call option	404,476	403,793
Derivative liabilities	132,056	176,861
Payables to brokers, dealers and clearing organizations	37,341	—
Accrued expenses and other liabilities	9,107	8,445

	3,230,071	3,875,181

Recourse Financing Structures and Other Liabilities
Repurchase agreements	212,164	4,683
Junior subordinated notes payable	51,250	51,253
Dividends payable	16,706	—
Due to affiliates	1,532	1,419
Accrued expenses and other liabilities	2,805	2,160

	284,457	59,515

	3,514,528	3,934,696

Stockholders’ Equity (Deficit)
Preferred stock, $0.01 par value, 100,000,000 shares authorized, 1,347,321 shares of 9.75% Series B Cumulative Redeemable Preferred Stock, 496,000 shares of 8.05% Series C Cumulative Redeemable Preferred Stock, and 620,000 shares of 8.375% Series D Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, issued and outstanding as of September 30, 2011 and December 31, 2010	61,583	61,583
Common stock, $0.01 par value, 500,000,000 shares authorized, 105,175,197 and 62,027,184 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	1,052	620
Additional paid-in capital	1,275,765	1,065,377
Accumulated deficit	(1,076,776)	(1,328,987)
Accumulated other comprehensive income (loss)	(93,099)	(46,178)

	168,525	(247,585)

	$3,683,053	$3,687,111

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(dollars in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Interest income	$72,393	$81,040	$218,739	$225,315
Interest expense	32,587	42,547	106,502	131,277

Net interest income	39,806	38,493	112,237	94,038

Impairment (Reversal)
Valuation allowance (reversal) on loans	17,644	(105,360)	(38,218)	(292,668)
Other-than-temporary impairment on securities	5,537	3,616	14,433	102,397
Portion of other-than-temporary impairment on securities recognized in other comprehensive income (loss), net of the reversal of other comprehensive loss into net income (loss)	(1,531)	6,425	(838)	(15,575)

	21,650	(95,319)	(24,623)	(205,846)

Net interest income after impairment/reversal	18,156	133,812	136,860	299,884

Other Income (Loss)
Gain (loss) on settlement of investments, net	5,636	(1,134)	75,334	17,497
Gain on extinguishment of debt	15,917	46,624	60,402	141,698
Other income (loss), net	(2,751)	(8,828)	(12,576)	(12,606)

	18,802	36,662	123,160	146,589

Expenses
Loan and security servicing expense	1,198	1,116	3,458	3,473
General and administrative expense	1,399	1,811	4,649	6,912
Management fee to affiliate	4,569	4,258	13,313	12,993

	7,166	7,185	21,420	23,378

Income from continuing operations	29,792	163,289	238,600	423,095
Income (loss) from discontinued operations	151	213	151	186

Net Income	29,943	163,502	238,751	423,281
Preferred dividends	(1,395)	(1,395)	(4,185)	(6,058)
Excess of carrying amount of exchanged preferred stock over fair value of consideration paid	—	—	—	43,043

Income Available for Common Stockholders	$28,548	$162,107	$234,566	$460,266

Income Per Share of Common Stock
Basic	$0.35	$2.61	$3.16	$7.77

Diluted	$0.35	$2.61	$3.16	$7.77

Income from continuing operations per share of common stock, after preferred dividends and excess of carrying amount of exchanged preferred stock over fair value of consideration paid
Basic	$0.35	$2.61	$3.16	$7.77

Diluted	$0.35	$2.61	$3.16	$7.77

Income (loss) from discontinued operations per share of common stock
Basic	$—	$—	$—	$—

Diluted	$—	$—	$—	$—

Weighted Average Number of Shares of Common Stock Outstanding
Basic	80,425,197	62,024,945	74,168,573	59,249,175

Diluted	80,441,593	62,024,945	74,177,027	59,249,175

Dividends Declared per Share of Common Stock	$0.15	$—	$0.25	$—

See notes to consolidated financial statements

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (Unaudited)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

(dollars in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accum. Other Comp. Income (Loss)	Total Stock- holders’ Equity (Deficit)

	Shares	Amount	Shares	Amount
Stockholders’ equity (deficit) - December 31, 2010	2,463,321	$61,583	62,027,184	$620	$1,065,377	$(1,328,987)	$(46,178)	$(247,585)
Dividends declared	—	—	—	—	—	(31,612)	—	(31,612)
Issuance of common stock	—	—	43,148,013	432	210,388	—	—	210,820
Deconsolidation of CDO V:
Cumulative net loss	—	—	—	—	—	45,072	—	45,072
Deconsolidation of unrealized gain on securities	—	—	—	—	—	—	(8,026)	(8,026)
Deconsolidation of unrealized loss on derivatives designated as cash flow hedges	—	—	—	—	—	—	18,353	18,353
Comprehensive income:
Net income	—	—	—	—	—	238,751	—	238,751
Net unrealized gain (loss) on securities	—	—	—	—	—	—	(16,579)	(16,579)
Reclassification of net realized (gain) loss on securities into earnings	—	—	—	—	—	—	(59,928)	(59,928)
Net unrealized gain on derivatives designated as cash flow hedges	—	—	—	—	—	—	6,424	6,424
Reclassification of net realized loss on derivatives designated as cash flow hedges into earnings	—	—	—	—	—	—	12,835	12,835

Total comprehensive income (loss)								181,503

Stockholders’ equity (deficit) - September 30, 2011	2,463,321	$61,583	105,175,197	$1,052	$1,275,765	$(1,076,776)	$(93,099)	$168,525

See notes to consolidated financial statements

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(dollars in thousands)

	Nine Months Ended September 30,
	2011	2010
Cash Flows From Operating Activities
Net income	$238,751	$423,281
Adjustments to reconcile net income to net cash provided by (used in) operating activities (inclusive of amounts related to discontinued operations):
Depreciation and amortization	225	161
Accretion of discount and other amortization	(33,214)	(11,729)
Interest income in CDOs redirected for reinvestment or CDO bonds paydown	(8,981)	(17,985)
Interest income on investments accrued to principal balance	(14,303)	(8,077)
Interest expense on debt accrued to principal balance	619	2,279
Deferred interest received	1,027	44
Non-cash directors’ compensation	122	60
Reversal of valuation allowance on loans	(38,218)	(292,668)
Other-than-temporary impairment on securities	13,595	86,822
Impairment on real estate held for sale	433	60
Gain on settlement of real estate held for sale	(61)	—
Gain on settlement of investments, net	(74,402)	(17,497)
Unrealized loss on non-hedge derivatives and hedge ineffectiveness	14,483	13,356
Gain on extinguishment of debt	(60,402)	(141,698)
Change in:
Restricted cash	1,249	(1,354)
Receivables and other assets	528	3,781
Due to affiliates	113	(78)
Accrued expenses and other liabilities	57	(1,182)

Net cash provided by (used in) operating activities	41,621	37,576

Cash Flows From Investing Activities
Principal repayments from repurchased CDO debt	57,108	53
Principal repayments on CDO securities	9,834	—
Principal repayments on loans and non-CDO securities	65,756	55,283
Purchase of real estate securities	(303,101)	(2,291)
Proceeds from sale of real estate securities	3,885	26,022
Acquisition of servicing rights	(2,268)	—
Purchase of and advance on loans	—	(6,024)
Margin received on derivative instruments	—	5,073
Payments on settlement of derivative instruments	(14,322)	(11,394)
Proceeds from sale of real estate held for sale	650	840
Distributions of capital from equity method investees	—	161

Net cash provided by (used in) investing activities	(182,458)	67,723

Cash Flows From Financing Activities
Repurchases of CDO bonds payable	(91,039)	(11,400)
Issuance of other bonds payable	142,736	97,650
Repayments of other bonds payable	(194,379)	(134,027)
Borrowings under repurchase agreements	291,818	—
Repayments of repurchase agreements	(89,622)	(71,309)
Issuance of common stock	211,567	—
Costs related to issuance of common stock	(468)	—
Cash consideration paid in exchange for junior subordinated notes	—	(9,715)
Cash consideration paid to redeem preferred stock	—	(16,001)
Dividends paid	(14,906)	(19,484)
Payment of deferred financing costs	(1,581)	(1,677)
Restricted cash returned from refinancing activities	58,367	50,700

Net cash provided by (used in) financing activities	312,493	(115,263)

Net Increase (Decrease) in Cash and Cash Equivalents	171,656	(9,964)
Cash and Cash Equivalents, Beginning of Period	33,524	68,300

Cash and Cash Equivalents, End of Period	$205,180	$58,336

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest expense	$76,730	$97,948
Supplemental Schedule of Non-Cash Investing and Financing Activities
Common stock dividends declared but not paid	$15,776	$—
Preferred stock dividends declared but not paid	$930	$—
Common stock issued to redeem preferred stock	$—	$28,457
Face amount of CDO bonds issued in exchange for previously issued junior subordinated notes of $52,094	$—	$37,625

See notes to consolidated financial statements

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2011

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

In March 2011, Newcastle issued 17,250,000 shares of its common stock in a public offering at a price to the public of $6.00 per share for net proceeds of approximately $98.4 million. For the purpose of compensating the Manager for its successful efforts in raising capital for Newcastle, in connection with this offering, Newcastle granted options to the Manager to purchase 1,725,000 shares of Newcastle’s common stock at the public offering price, which were valued at approximately $7.0 million.

In September 2011, Newcastle issued 25,875,000 shares of its common stock in a public offering at a price to the public of $4.55 per share for net proceeds of approximately $112.3 million. Certain principals of Fortress and officers of Newcastle participated in this offering and purchased an aggregate of 1,314,780 shares at the offering price. For the purpose of compensating the Manager for its successful efforts in raising capital for Newcastle, in connection with this offering, Newcastle granted options to the Manager to purchase 2,587,500 shares of Newcastle’s common stock at the public offering price, which were valued at approximately $5.6 million.

Approximately 4.8 million shares of Newcastle’s common stock were held by Fortress, through its affiliates, and its principals at September 30, 2011. In addition, Fortress, through its affiliates, held options to purchase approximately 6.0 million shares of Newcastle’s common stock at September 30, 2011.

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

In June 2011, the FASB issued a new accounting standard that eliminates the current option to report other comprehensive income and its components in the statement of stockholders’ equity. Instead, an entity will be required to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. The standard will become effective for Newcastle on January 1, 2012, with early adoption permitted.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2011

(dollars in thousands, except share data)

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

Summary financial data on Newcastle’s segments is given below, together with a reconciliation to the same data for Newcastle as a whole:

	Non-Recourse (A)
	CDOs	Other Non- Recourse (B)	Recourse (C)	Unlevered (D)	Corporate	Inter-segment Elimination (E)	Total
Nine Months Ended September 30, 2011
Interest income	$164,523	$54,421	$1,626	$2,053	$99	$(3,983)	$218,739
Interest expense	67,173	39,660	455	—	2,859	(3,645)	106,502

Net interest income (expense)	97,350	14,761	1,171	2,053	(2,760)	(338)	112,237
Impairment (reversal)	(27,904)	7,012	—	(3,731)	—	—	(24,623)
Other income (loss)	115,425	2,561	—	5,174	—	—	123,160
Expenses	779	2,679	—	4	17,958	—	21,420

Income (loss) from continuing operations	239,900	7,631	1,171	10,954	(20,718)	(338)	238,600
Income (loss) from discontinued operations	—	(131)	—	(56)	—	338	151

Net income (loss)	239,900	7,500	1,171	10,898	(20,718)	—	238,751
Preferred dividends	—	—	—	—	(4,185)	—	(4,185)

Income (loss) applicable to common stockholders	$239,900	$7,500	$1,171	$10,898	$(24,903)	$—	$234,566

Three Months Ended September 30, 2011
Interest income	$53,403	$18,816	$1,029	$1,038	$36	$(1,929)	$72,393
Interest expense	19,909	13,329	213	—	953	(1,817)	32,587

Net interest income (expense)	33,494	5,487	816	1,038	(917)	(112)	39,806
Impairment (reversal)	17,550	3,919	—	181	—	—	21,650
Other income (loss)	18,262	—	—	540	—	—	18,802
Expenses	250	933	—	(111)	6,094	—	7,166

Income (loss) from continuing operations	33,956	635	816	1,508	(7,011)	(112)	29,792
Income (loss) from discontinued operations	—	54	—	(15)	—	112	151

Net income (loss)	33,956	689	816	1,493	(7,011)	—	29,943
Preferred dividends	—	—	—	—	(1,395)	—	(1,395)

Income (loss) applicable to common stockholders	$33,956	$689	$816	$1,493	$(8,406)	$—	$28,548

September 30, 2011
Investments	$2,375,681	$793,546	$222,557	$23,595	$—	$(144,603)	$3,270,776
Cash and restricted cash	178,121	—	—	8	205,172	—	383,301
Derivative assets	2,383	—	—	—	—	—	2,383
Other assets	23,719	99	640	2,171	300	(336)	26,593

Total assets	2,579,904	793,645	223,197	25,774	205,472	(144,939)	3,683,053

Debt	(2,437,058)	(759,112)	(212,164)	—	(51,250)	144,603	(3,314,981)
Derivative liabilities	(132,056)	—	—	—	—	—	(132,056)
Other liabilities	(43,631)	(2,817)	(19)	(65)	(21,295)	336	(67,491)

Total liabilities	(2,612,745)	(761,929)	(212,183)	(65)	(72,545)	144,939	(3,514,528)

Preferred stock	—	—	—	—	(61,583)	—	(61,583)

GAAP book value	$(32,841)	$31,716	$11,014	$25,709	$71,344	$—	$106,942

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2011

(dollars in thousands, except share data)

	Non-Recourse
	CDOs (A)	Other (A)	Recourse	Unlevered	Corporate	Total
Nine Months Ended September 30, 2010
Interest income	$168,150	$54,952	$976	$1,189	$48	$225,315
Interest expense	83,209	44,462	645	356	2,605	131,277

Net interest income (expense)	84,941	10,490	331	833	(2,557)	94,038
Impairment	(146,833)	(35,323)	(60)	(23,630)	—	(205,846)
Other income (loss)	153,919	(5,417)	(663)	(905)	(345)	146,589
Other operating expenses	1,134	2,394	4	17	19,829	23,378

Income (loss) from continuing operations	384,559	38,002	(276)	23,541	(22,731)	423,095
Income (loss) from discontinued operations	—	—	—	186	—	186

Net income (loss)	384,559	38,002	(276)	23,727	(22,731)	423,281
Preferred dividends	—	—	—	—	(6,058)	(6,058)
Excess of carrying amount of exchanged preferred stock over fair value of consideration paid	—	—	—	—	43,043	43,043

Income (loss) applicable to common stockholders	$384,559	$38,002	$(276)	$23,727	$14,254	$460,266

Three Months Ended September 30, 2010
Interest income	$62,429	$18,146	$—	$447	$18	$81,040
Interest expense	27,035	14,561	—	—	951	42,547

Net interest income (expense)	35,394	3,585	—	447	(933)	38,493
Impairment	(86,525)	(1,094)	—	(7,700)	—	(95,319)
Other income (loss)	38,189	(1,636)	—	109	—	36,662
Other operating expenses	345	768	—	7	6,065	7,185

Income (loss) from continuing operations	159,763	2,275	—	8,249	(6,998)	163,289
Income (loss) from discontinued operations	—	—	—	213	—	213

Net income (loss)	159,763	2,275	—	8,462	(6,998)	163,502
Preferred dividends	—	—	—	—	(1,395)	(1,395)

Income (loss) applicable to common stockholders	$159,763	$2,275	$—	$8,462	$(8,393)	$162,107

(A)	Assets held within CDOs and other non-recourse structures are not available to satisfy obligations outside of such financings, except to the extent Newcastle receives net cash flow distributions from such structures. Furthermore, creditors or beneficial interest holders of these structures have no recourse to the general credit of Newcastle. Therefore, Newcastle’s exposure to the economic losses from such structures is limited to its invested equity in them and economically their book value cannot be less than zero. Therefore, impairment recorded in excess of Newcastle’s investment, which results in negative GAAP book value for a given non-recourse financing structure, cannot economically be incurred and will eventually be reversed through amortization, sales at gains, or as gains at the deconsolidation or termination of such non-recourse financing structure.
(B)	The following table summarizes the investments and debt in the other non-recourse segment:

	September 30, 2011
	Investments		Debt
	Outstanding Face Amount	Carrying Value	Outstanding Face Amount*	Carrying Value*
Manufactured housing loan portfolio I	$139,116	$115,357	$111,052	$101,443
Manufactured housing loan portfolio II	184,615	180,926	149,622	148,181
Residential mortgage loans	57,612	40,806	56,079	55,008
Subprime mortgage loans subject to call options	406,217	404,476	406,217	404,476
Real estate securities	69,121	44,238	48,504	44,004
Operating real estate	N/A	7,743	6,000	6,000

	$856,681	$793,546	$777,474	$759,112

*	An aggregate face amount of $158.8 million (carrying value of $144.6 million) of debt represents financing provided by the CDO segment (and included as investments in the CDO segment), which is eliminated upon consolidation.
(C)	The $212.2 million of recourse debt is comprised of (i) $209.3 million of repurchase agreement secured by $222.6 million carrying value of FNMA/FHLMC securities and (ii) $2.9 million of repurchase agreement secured by $32.5 million face amount of senior notes issued by Newcastle CDO VI, which was repurchased by Newcastle in December 2010 and eliminated in consolidation.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2011

(dollars in thousands, except share data)

(D)	The following table summarizes the investments in the unlevered segment:

	September 30, 2011
	Outstanding Face Amount	Carrying Value	Number of Investments
Real estate securities	$165,669	$7,906	24
Real estate related loans	69,634	6,634	4
Residential mortgage loans	6,182	3,031	193
Other investments	N/A	6,024	1

	$241,485	$23,595	222

(E)	Represents the elimination of investments and financings and their related income and expenses between the CDO segment and other non-recourse segment as the corresponding inter-segment investments and financings are presented on a gross basis within each of these segments.

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

In addition, Newcastle’s investments in CMBS, CDO securities and loans may be deemed to be variable interests in VIEs, depending on their structure. Newcastle is not obligated to provide, nor has it provided, any financial support to these VIEs. Newcastle monitors these investments and, to the extent Newcastle determines that it potentially owns a majority of the currently controlling class, it analyzes them for potential consolidation. As of September 30, 2011, Newcastle has not consolidated these potential VIEs due to the determination that, based on the nature of Newcastle’s investments and the provisions governing these structures, Newcastle does not have the power to direct the activities that most significantly impact their economic performance.

In April 2011, Newcastle sold its retained interests in Newcastle CDO VII, a non-consolidated VIE of Newcastle. As a result of the sale of Newcastle’s retained interests in CDO VII and the subsequent liquidation of the VIE, CDO VII has been removed from our non-consolidated VIE disclosure.

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

Newcastle had variable interests in the following unconsolidated VIE at September 30, 2011, in addition to the subprime securitizations which are described in Note 4:

Entity	Gross Assets (A)	Debt (B)	Carrying Value of Newcastle’s Investment (C)
Newcastle CDO V	$324,653	$324,712	$4,562

(A)	Face amount.
(B)	Includes $41.7 million face amount of debt owned by Newcastle at September 30, 2011.
(C)	This amount represents Newcastle’s maximum exposure to loss from this entity, which was the fair value at September 30, 2011 for $6.1 million face amount of CDO V Class I notes. Newcastle repurchased these notes in the quarter ended September 30, 2011 and recorded these as investments in Real Estate Securities.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2011

(dollars in thousands, except share data)

3. REAL ESTATE SECURITIES

The following is a summary of Newcastle’s real estate securities at September 30, 2011, all of which are classified as available-for-sale and are, therefore, reported at fair value with changes in fair value recorded in other comprehensive income, except for securities that are other-than-temporarily impaired.

	Outstanding Face Amount	Amortized Cost Basis							Weighted Average
		Before Impairment	Other-Than- Temporary Impairment (A)	After Impairment			Carrying Value (B)	Number of Securities	Rating (C)	Coupon	Yield	Maturity (Years) (D)	Principal Subordination (E)
					Gross Unrealized
Asset Type					Gains	Losses
CMBS-Conduit	$1,284,683	$1,083,125	$(204,159)	$878,966	$89,119	$(82,215)	$885,870	169	BB	5.65%	10.63%	4.0	10.8%
CMBS- Single Borrower	200,385	194,802	(12,364)	182,438	3,519	(18,283)	167,674	35	BB	4.84%	5.96%	3.4	6.7%
CMBS-Large Loan	7,546	7,544	—	7,544	—	(454)	7,090	2	A	1.64%	1.84%	0.7	11.8%
REIT Debt	137,393	136,760	—	136,760	5,263	(7,672)	134,351	20	BB+	5.83%	5.69%	2.7	N/A
ABS-Subprime (F)	270,430	230,742	(86,694)	144,048	14,479	(7,623)	150,904	64	B+	1.28%	10.47%	6.5	30.8%
ABS-Manufactured Housing	31,446	30,614	—	30,614	1,541	(246)	31,909	7	BBB+	6.62%	7.52%	3.7	41.1%
ABS-Franchise	21,177	21,764	(10,895)	10,869	475	(3,243)	8,101	7	BBB-	3.15%	6.21%	10.4	24.6%
FNMA/FHLMC	210,673	221,915	—	221,915	966	(323)	222,558	26	AAA	2.76%	1.41%	4.6	N/A
CDO (G)	207,287	82,754	(14,861)	67,893	100	(10,655)	57,338	13	B-	2.90%	7.96%	1.6	N/A

Debt Security Total /Average (H)	2,371,020	2,010,020	(328,973)	1,681,047	115,462	(130,714)	1,665,795	343	BB+	4.57%	8.26%	4.0

Equity Securities		1,388	(276)	1,112	1,449	—	2,561	2

Total		$2,011,408	$(329,249)	$1,682,159	$116,911	$(130,714)	$1,668,356	$345

(A)	Represents the cumulative impairment against amortized cost basis recorded through earnings, net of the effect of the cumulative adjustment as a result of the adoption of new accounting guidance on impairment in 2009.
(B)	See Note 6 regarding the estimation of fair value, which is equal to carrying value for all securities.
(C)	Represents the weighted average of the ratings of all securities in each asset type, expressed as an S&P equivalent rating. For each security rated by multiple rating agencies, the lowest rating is used. Newcastle used an implied AAA rating for the FNMA/FHLMC securities. Ratings provided were determined by third party rating agencies as of a particular date, may not be current and are subject to change (including a “negative watch” assignment) at any time.
(D)	The weighted average maturity is based on the timing of expected principal reduction on the assets.
(E)	Percentage of the outstanding face amount of securities that is subordinate to Newcastle’s investments.
(F)	Includes the retained bonds with a face amount of $4.0 million and a carrying value of $1.2 million from Securitization Trust 2006 (Note 4).
(G)	Includes two CDO bonds issued by a third party with a carrying value of $50.1 million, four CDO bonds issued by CDO V (which has been deconsolidated) held as investments by Newcastle with a carrying value of $4.6 million and seven CDO bonds issued by C-BASS with a carrying value of $2.6 million.
(H)	The total outstanding face amount of fixed rate securities was $1.6 billion, and of floating rate securities was $0.8 billion.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2011

(dollars in thousands, except share data)

Unrealized losses that are considered other-than-temporary are recognized currently in earnings. During the nine months ended September 30, 2011, Newcastle recorded other-than-temporary impairment charges (“OTTI”) of $14.4 million (gross of $0.8 million of other-than-temporary impairment recognized in other comprehensive income) with respect to real estate securities. Based on management’s analysis of these securities, the performance of the underlying loans and changes in market factors, Newcastle noted adverse changes in the expected cash flows on certain of these securities and concluded that they were other-than-temporarily impaired. Any remaining unrealized losses on Newcastle’s securities were primarily the result of changes in market factors, rather than issue-specific credit impairment. The following table summarizes Newcastle’s securities in an unrealized loss position as of September 30, 2011.

		Amortized Cost Basis			Gross Unrealized				Weighted Average
Securities in an Unrealized Loss Position	Outstanding Face Amount	Before Impairment	Other-than- Temporary Impairment	After Impairment	Gains	Losses	Carrying Value	Number of Securities	Rating	Coupon	Yield	Maturity (Years)
Less Than
Twelve Months	$785,986	$683,937	$(29,093)	$654,844	$—	$(65,688)	589,156	82	BBB	4.60%	7.93%	5.4
Twelve or
More Months	444,603	439,840	(7,439)	432,401	—	(65,026)	367,375	81	BB	5.04%	5.50%	2.4

Total	$1,230,589	$1,123,777	$(36,532)	$1,087,245	$—	$(130,714)	$956,531	163	BBB-	4.76%	6.96%	4.3

Newcastle performed an assessment of all of its debt securities that are in an unrealized loss position (unrealized loss position exists when a security’s amortized cost basis, excluding the effect of OTTI, exceeds its fair value) and determined the following:

	September 30, 2011
		Amortized Cost Basis	Unrealized Losses
	Fair Value		Credit (B)	Non-Credit (C)
Securities Newcastle intends to sell	$—	$—	$—	N/A
Securities Newcastle is more likely than not to be required to sell (A)	—	—	—	N/A
Securities Newcastle has no intent to sell and is not more likely than not to be required to sell:
Credit impaired securities	29,270	33,153	(35,034)	(3,883)
Non credit impaired securities	927,261	1,054,092	—	(126,831)

Total debt securities in an unrealized loss position	$956,531	$1,087,245	$(35,034)	$(130,714)

(A)	Newcastle may, at times, be more likely than not to be required to sell certain securities for liquidity purposes. While the amount of the securities to be sold may be an estimate, and the securities to be sold have not yet been identified, Newcastle must make its best estimate, which is subject to significant judgment regarding future events, and may differ materially from actual future sales.
(B)	This amount is required to be recorded as other-than-temporary impairment through earnings. In measuring the portion of credit losses, Newcastle’s management estimates the expected cash flow for each of the securities. This evaluation includes a review of the credit status and the performance of the collateral supporting those securities, including the credit of the issuer, key terms of the securities and the effect of local, industry and broader economic trends. Significant inputs in estimating the cash flows include management’s expectations of prepayment speeds, default rates and loss severities. Credit losses are measured as the decline in the present value of the expected future cash flows discounted at the investment’s effective interest rate.
(C)	This amount represents unrealized losses on securities that are due to non-credit factors and is required to be recorded through other comprehensive income.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2011

(dollars in thousands, except share data)

The following table summarizes the activity related to credit losses on debt securities for the nine months ended September 30, 2011:

Beginning balance of credit losses on debt securities for which a portion of an OTTI was recognized in other comprehensive income	$(60,688)

Additions for credit losses on securities for which an OTTI was not previously recognized	(5,198)

Increases to credit losses on securities for which an OTTI was previously recognized and a portion of an OTTI was recognized in other comprehensive income	(682)

Additions for credit losses on securities for which an OTTI was previously recognized without any portion of OTTI recognized in other comprehensive income	(25,798)

Reduction for credit losses on securities for which no OTTI was recognized in other comprehensive income at the current measurement date	12,229

Reduction for securities sold during the period	37,833

Reduction for securities deconsolidated during the period	6,254

Reduction for increases in cash flows expected to be collected that are recognized over the remaining life of the security	1,016

Ending balance of credit losses on debt securities for which a portion of an OTTI was recognized in other comprehensive income	$(35,034)

As of September 30, 2011, Newcastle had $176.4 million of restricted cash held in CDO financing structures pending its reinvestment in real estate securities and loans.

The table below summarizes the geographic distribution of the collateral securing Newcastle’s CMBS and ABS at September 30, 2011 (in thousands):

	CMBS		ABS
Geographic Location	Outstanding Face Amount	Percentage	Outstanding Face Amount	Percentage
Western U.S.	$570,296	38.2%	$80,959	25.1%
Northeastern U.S.	267,648	17.9%	59,840	18.4%
Southeastern U.S.	275,104	18.4%	73,302	22.7%
Midwestern U.S.	171,334	11.5%	49,060	15.2%
Southwestern U.S.	132,349	8.9%	33,510	10.4%
Other	16,564	1.1%	26,382	8.2%
Foreign	59,319	4.0%	—	0.0%

	$1,492,614	100.0%	$323,053	100.0%

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

SEPTEMBER 30, 2011

(dollars in thousands, except share data)

4. REAL ESTATE RELATED LOANS, RESIDENTIAL MORTGAGE LOANS, SUBPRIME MORTGAGE LOANS AND SERVICING RIGHTS

The following is a summary of real estate related loans, residential mortgage loans and subprime mortgage loans at September 30, 2011. The loans contain various terms, including fixed and floating rates, self-amortizing and interest only. They are generally subject to prepayment.

Loan Type	Outstanding Face Amount	Carrying Value (A)	Loan Count	Wtd. Avg. Yield	Weighted Average Coupon	Weighted Average Maturity (Years) (B)	Floating Rate Loans as a % of Face Amount	Delinquent Face Amount (C)
Mezzanine Loans	$560,563	$443,361	16	11.13%	7.01%	2.3	72.8%	$63,615
Corporate Bank Loans	277,541	159,878	6	20.76%	9.11%	3.0	52.8%	—
B-Notes	255,085	187,865	9	15.35%	4.46%	1.8	76.4%	45,091
Whole Loans	30,670	30,670	3	4.34%	3.90%	2.1	94.9%	—

Total Real Estate Related Loans Held-for-Sale, Net	$1,123,859	$821,774	34	13.71%	6.87%	2.4	69.3%	$108,706

Non-Securitized Manufactured Housing Loan Portfolio I	$775	$200	22	47.86%	8.32%	0.7	0.0%	$78
Non-Securitized Manufactured Housing Loan Portfolio II	5,407	2,831	171	15.59%	10.19%	5.0	8.1%	1,826

Total Residential Mortgage Loans Held-for-Sale, Net	$6,182	$3,031	193	17.72%	9.96%	4.5	7.1%	$1,904

Securitized Manufactured Housing Loan Portfolio I	$139,116	$115,357	3,640	9.53%	8.69%	7.5	1.0%	$1,628
Securitized Manufactured Housing Loan Portfolio II	184,615	180,926	6,289	7.56%	9.66%	6.0	17.4%	2,035
Residential Loans	61,391	44,206	218	6.67%	2.34%	7.2	100.0%	7,135

Total Residential Mortgage Loans Held-for-Investment, Net (D)	$385,122	$340,489	10,147	8.11%	8.14%	6.7	24.6%	$10,798

Subprime Mortgage Loans Subject to Call Option	$406,217	$404,476

(A)	Carrying value includes interest receivable of $0.1 million for the residential housing loans and principal and interest receivable of $5.4 million for the manufactured housing loans.
(B)	The weighted average maturity is based on the timing of expected principal reduction on the assets.
(C)	Includes loans that are 60 or more days past due, in foreclosure, under bankruptcy, or considered real estate owned. As of September 30, 2011, $134.6 million face amount of real estate related loans was on non-accrual status.
(D)	The following is an aging analysis of past due residential loans held-for-investment as of September 30, 2011:

	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Repossessed	Total Past Due	Current	Total Outstanding Face Amount
Securitized Manufactured Housing Loan Portoflio I	$1,465	$243	$705	$680	$3,093	$136,023	$139,116
Securitized Manufactured Housing Loan Portoflio II	$1,635	$487	$770	$778	$3,670	$180,945	$184,615
Residential Loans	$438	$—	$7,135	$—	$7,573	$53,818	$61,391

Newcastle’s management monitors the credit qualities of the Manufactured Housing Loan Portfolios I and II primarily by using aging analyses, current trends in delinquencies and actual loss incurrence rates.

Newcastle’s investments in real estate related loans and non-securitized manufactured housing loans were classified as held-for-sale as of September 30, 2011 and December 31, 2010. Loans held-for-sale are marked to the lower of carrying value or fair value.

Newcastle’s investment in the securitized manufactured housing loan portfolio I was classified as held-for-investment as of September 30, 2011 and December 31, 2010. Newcastle’s investment in the manufactured housing loan portfolio II was classified as held-for-sale as of December 31, 2010. However, subsequent to the refinancing of a portion of the manufactured housing loan portfolio II in May 2011, Newcastle reclassified the securitized portion of the related pool of loans from held-for-sale to held-for-investment since the longer term financing provided it the ability to hold these loans for the foreseeable future. In connection with the securitizations of the manufactured housing loan portfolios, Newcastle gave representations and warranties with respect to the manufactured housing loans sold to the securitization trusts. To the extent a breach of any such representations and warranties materially and adversely affects the value or enforceability of the related loans, Newcastle will be required to repurchase such loans from the respective securitization trusts.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2011

(dollars in thousands, except share data)

Newcastle’s investment in the residential loans was classified as held-for-sale as of December 31, 2010. In the third quarter of 2011, in light of its current capital and liquidity positions, Newcastle re-evaluated its intent and ability to hold its investment in residential loans and determined that it has the intent and ability to hold this investment to maturity and reclassified this investment as held-for-investment as of September 30, 2011.

The following is a summary of real estate related loans by maturities at September 30, 2011:

Year of Maturity (1)	Outstanding Face Amount	Carrying Value	Number of Loans
Delinquent (2)	$108,706	$45,516	5
Period from October 1, 2011 to December 31, 2011	80,178	68,984	2
2012	123,073	57,403	4
2013	29,354	19,063	3
2014	295,273	207,338	8
2015	215,475	173,450	6
2016	254,512	234,805	5
Thereafter	17,288	15,215	1

Total	$1,123,859	$821,774	34

(1)	Based on the final extended maturity date of each loan investment as of September 30, 2011.
(2)	Includes loans that are non-performing, in foreclosure, or under bankruptcy.

Activities relating to the carrying value of our real estate loans and residential mortgage loans are as follows:

	Held-for-Sale		Held-for-Investment
	Real Estate Related Loans	Residential Mortgage Loans	Residential Mortgage Loans
December 31, 2010	$782,605	$253,213	$124,974
Purchases / additional fundings	339,850	—	—
Interest accrued to principal balance	14,303	—	—
Principal paydowns	(234,418)	(8,563)	(21,128)
Sales	(125,141)	—	—
Transfer to held-for-investment	—	(238,721)	238,721
Valuation (allowance) reversal on loans	43,697	(2,900)	(2,579)
Accretion of loan discount and other amortization	—	—	1,223
Other	878	2	(722)

September 30, 2011	$821,774	$3,031	$340,489

The following is a rollforward of the related loss allowance.

	Held-For-Sale		Held-For-Investment
	Real Estate Related Loans	Residential Mortgage Loans	Residential Mortgage Loans (B)
Balance at December 31, 2010	$(321,591)	$(25,193)	$(21,350)
Transfer to held-for-investment	—	21,364	(21,364)
Charge-offs (A)	26,853	3,553	4,035
Valuation (allowance) reversal on loans	43,697	(2,900)	(2,579)

Balance at September 30, 2011	$(251,041)	$(3,176)	$(41,258)

(A)	The charge-offs for real estate related loans represent three loans which were written off or sold during the period.
(B)	The allowance for credit losses was determined based on the guidance for loans acquired with deteriorated credit quality.

Securitization of Subprime Mortgage Loans

The following table presents information on the retained interests in Newcastle’s securitizations of subprime mortgage loans at September 30, 2011:

	Subprime Portfolio
	I	II	Total
Total securitized loans (unpaid principal balance) (A)	$488,009	$637,069	$1,125,078
Loans subject to call option (carrying value)	$299,176	$105,300	$404,476
Retained interests (fair value) (B)	$1,194	$—	$1,194

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2011

(dollars in thousands, except share data)

(A)	Average loan seasoning of 74 months and 56 months for Subprime Portfolios I and II, respectively, at September 30, 2011.
(B)	The retained interests include retained bonds of the securitizations. Their fair value is estimated based on pricing models. Newcastle’s residual interests were written off in the first quarter of 2010. The weighted average yield of the retained bonds was 9.3% as of September 30, 2011.

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

The following table summarizes certain characteristics of the underlying subprime mortgage loans, and related financing, in the securitizations as of September 30, 2011:

	Subprime Portfolio
	I	II
Loan unpaid principal balance (UPB)	$488,009	$637,069
Weighted average coupon rate of loans	5.47%	4.91%
Delinquencies of 60 or more days (UPB) (A)	$109,669	$176,129
Net credit losses for the nine months ended September 30, 2011	$23,440	$42,723
Cumulative net credit losses	$186,849	$210,359
Cumulative net credit losses as a % of original UPB	12.4%	19.3%
Percentage of ARM loans (B)	52.6%	65.3%
Percentage of loans with original loan-to-value ratio >90%	10.7%	17.2%
Percentage of interest-only loans	22.4%	4.2%
Face amount of debt (C)	$484,009	$637,069
Weighted average funding cost of debt (D)	1.27%	1.36%

(A)	Delinquencies include loans 60 or more days past due, in foreclosure, under bankruptcy filing or real estate owned.
(B)	ARM loans are adjustable-rate mortgage loans. An option ARM is an adjustable-rate mortgage that provides the borrower with an option to choose from several payment amounts each month for a specified period of the loan term. None of the loans in the subprime portfolios are option ARMs.
(C)	Excludes face amount of $4.0 million of retained notes for Subprime Portfolio I at September 30, 2011.
(D)	Includes the effect of applicable hedges.

Newcastle received negligible cash inflows from the retained interests of Subprime Portfolios I and II during the nine months ended September 30, 2011 and $0.3 million and $0.5 million from Subprime Portfolios I and II, respectively, during the nine months ended September 30, 2010.

The loans subject to call option and the corresponding financing recognize interest income and expense based on the expected weighted average coupons of the loans subject to call option at the call date of 9.24% and 8.68% for Subprime Portfolio’s I and II, respectively.

Servicing Rights

In February 2011, Newcastle, through one of its subsidiaries, purchased the management rights with respect to certain CBASS Investment Management LLC (“C-BASS”) CDOs pursuant to a bankruptcy proceeding for $2.2 million. Newcastle initially recorded the cost of acquiring the collateral management rights as a servicing asset and subsequently amortizes this asset in proportion to, and over the period of, estimated net servicing income. Servicing assets are assessed for impairment on a quarterly basis, with impairment recognized as a valuation allowance. Key economic assumptions used in measuring any potential impairment of the servicing assets include the prepayment speeds of the underlying loans, default rates, loss severities and discount rates. During the nine months ended September 30, 2011, Newcastle recorded $0.2 million of servicing rights amortization and no servicing rights impairment. As of September 30, 2011, Newcastle’s servicing asset had a carrying value of $2.2 million recorded in Receivables and Other Assets.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2011

(dollars in thousands, except share data)

5. DEBT OBLIGATIONS

The following table presents certain information regarding Newcastle’s debt obligations and related hedges at September 30, 2011:

										Collateral
Debt Obligation/Collateral	Month Issued		Outstanding Face Amount	Carrying Value	Final Stated Maturity	Unhedged Weighted Average Funding Cost (A)	Weighted Average Funding Cost (B)	Weighted Average Maturity (Years)	Face Amount of Floating Rate Debt	Outstanding Face Amount (C)	Amortized Cost Basis (C)	Carrying Value (C)	Weighted Average Maturity (Years)	Floating Rate Face Amount (C)	Aggregate Notional Amount of Current Hedges (D)
CDO Bonds Payable
CDO IV (E)	Mar 2004		$109,607	$109,387	Mar 2039	1.65%	4.90%	2.5	$98,254	$212,723	$200,522	$183,418	2.7	$67,543	$98,254
CDO VI (E)	Apr 2005		91,032	91,032	Apr 2040	0.88%	5.35%	4.0	88,191	265,328	144,499	164,501	3.1	76,785	88,191
CDO VIII	Nov 2006		598,313	596,922	Nov 2052	0.82%	2.12%	2.5	590,713	749,396	533,653	544,526	3.1	443,534	161,655
CDO IX	May 2007		480,125	482,812	May 2052	0.59%	1.49%	2.6	480,125	677,030	553,492	561,183	2.8	389,370	91,401
CDO X	Jul 2007		1,150,000	1,148,141	Jul 2052	0.60%	3.71%	5.0	1,150,000	1,236,925	941,547	915,296	4.8	229,126	880,250

			2,429,077	2,428,294			2.99%	3.8	2,407,283	3,141,402	2,373,713	2,368,924	3.7	1,206,358	1,319,751

Other Bonds and Notes Payable (F)
MH loans Portfolio I	Apr 2010		74,129	73,175	Jul 2035	5.41%	5.41%	3.2	—	139,116	115,357	115,357	7.5	1,391	—
MH loans Portfolio II (G)	May 2011		132,609	131,223	Dec 2033	3.81%	3.81%	3.6	—	184,615	180,926	180,926	6.0	32,067	—
Residential Mortgage Loans (H)	Aug 2006		5,635	5,635	Dec 2034	LIBOR+ 0.90%	1.14%	7.5	5,635	57,612	40,806	40,806	7.4	57,612	—

			212,373	210,033			4.30%	3.6	5,635	381,343	337,089	337,089	6.8	91,070	—

Repurchase Agreements
Real estate securities, loans and properties (I)	Dec 2010		11,686	11,686	Dec 2011	LIBOR+ 1.50%	1.74%	0.2	11,686	—	—	—	—	—	—
FNMA/FHLMC securities (J)	Various		209,242	209,242	Nov 2011	0.31%	0.31%	0.2	209,242	210,673	222,557	222,557	4.6	210,673	—

			220,928	220,928			0.39%	0.2	220,928	210,673	222,557	222,557	4.6	210,673	—

Corporate
Junior subordinated notes payable	Mar 2006		51,004	51,250	Apr 2035	7.57%(L)	7.41%	23.6	—	—	—	—	—	—	—

			51,004	51,250			7.41%	23.6	—	—	—	—	—	—	—

Subtotal debt obligations			2,913,382	2,910,505			2.96%	3.8	$2,633,846	$3,733,418	$2,933,359	$2,928,570	4.2	$1,508,101	$1,319,751

Financing on subprime mortgage loans subject to call option	(K	)	406,217	404,476

Total debt obligations			$3,319,599	$3,314,981

(A)	Weighted average, including floating and fixed rate classes and including the amortization of deferred financing costs.
(B)	Including the effect of applicable hedges.
(C)	Including restricted cash available for reinvestment in CDOs.
(D)	Including a $36.4 million notional amount of interest rate cap agreements in CDO X and a $98.3 million and $88.2 million notional amount of interest rate swap agreements in CDO IV and CDO VI, respectively, which were economic hedges not designated as hedges for accounting purposes.
(E)	These CDOs were not in compliance with their applicable over collateralization tests as of September 30, 2011. Newcastle is not receiving cash flows from these CDOs (other than senior management fees and cash flows on senior classes of bonds which were repurchased), since net interest is being used to repay debt, and expects these CDOs to remain out of compliance for the foreseeable future.
(F)	Excluding $36.9 million and $17.0 million face amount of other bonds payable relating to MH loans Portfolio I and Portfolio II, respectively, and $50.4 million face amount of notes payable relating to residential mortgage loans sold to certain Newcastle CDOs, which were eliminated in consolidation.
(G)	See Note 12.
(H)	Notes payable issued to CDO V, which is no longer eliminated since the deconsolidation of CDO V.
(I)	The counterparty of this repurchase agreement is Bank of America. It is secured by $32.5 million face amount of senior notes issued by Newcastle CDO VI, which is eliminated on consolidation. The maximum recourse to Newcastle is $2.9 million.
(J)	The counterparties on these repurchase agreements are Bank of America and Goldman Sachs. Interest rates on these repurchase agreements are fixed, but will be reset on a short-term basis.
(K)	Issued in April 2006 and July 2007. See Note 4 regarding the securitizations of Subprime Portfolios I and II.
(L)	LIBOR + 2.25% after April 2016.

Each CDO financing is subject to tests that measure the amount of over collateralization and excess interest in the transaction. Failure to satisfy these tests would cause the principal and/or interest cashflow that would otherwise be distributed to more junior classes of securities (including those held by Newcastle) to be redirected to pay

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2011

(dollars in thousands, except share data)

down the most senior class of securities outstanding until the tests are satisfied. As a result, our cash flow and liquidity are negatively impacted upon such a failure. As of September 30, 2011, CDOs IV and VI were not in compliance with their applicable over collateralization tests.

In the first nine months of 2011, Newcastle repurchased $155.1 million face amount of CDO bonds and notes payable for $94.3 million. As a result, Newcastle extinguished $155.1 million face amount of CDO debt and notes payable and recorded a gain on extinguishment of debt of $60.4 million.

6. FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair Value Summary Table

Newcastle held the following financial instruments at September 30, 2011:

	Principal Balance or Notional Amount	Carrying Value	Fair Value	Fair Value Method (A)	Weighted Average Yield/Funding Cost	Weighted Average Maturity (Years)
Assets
Non-Recourse VIE Financing Structures (F)
Financial instruments:
Real estate securities, available-for-sale*	$1,994,678	$1,437,893	$1,437,893	Broker quotations, counterparty quotations, pricing services, pricing models	9.28%	4.3
Real estate related loans, held-for-sale, net	1,054,225	815,140	822,484	Broker quotations, counterparty quotations, pricing services, pricing models	13.63%	2.5
Residential mortgage loans, held-for-investment, net	385,122	340,489	341,291	Pricing models	8.11%	6.7
Subprime mortgage loans subject to call option (B)	406,217	404,476	404,476	(B)	9.09%	(B	)
Restricted cash*	178,121	178,121	178,121
Derivative assets, treated as hedges (C)(E)*	104,205	1,384	1,384	Counterparty quotations	N/A	(C	)
Non-hedge derivative assets (D)(E)*	36,428	999	999	Counterparty quotations	N/A	(D	)
Operating real estate, held-for-sale		7,743	7,743
Other investments		18,883	18,883
Receivables and other assets		23,818	23,818

		$3,228,946	$3,237,092

Recourse Financing Structures and Unlevered Assets
Financial instruments:
Real estate securities, available-for-sale*	$376,342	$230,463	$230,463	Broker quotations, counterparty quotations, pricing services, pricing models	1.80%	2.8
Real estate related loans, held-for-sale, net	69,634	6,634	6,634	Broker quotations, counterparty quotations, pricing services, pricing models	24.30%	1.2
Residential mortgage loans, held-for-sale, net	6,182	3,031	3,031	Princing models	17.72%	4.5
Cash and cash equivalents*	205,180	205,180	205,180
Other investments		6,024	6,024
Receivables and other assets		2,775	2,775

		$454,107	$454,107

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2011

(dollars in thousands, except share data)

	Principal Balance or Notional Amount	Carrying Value	Fair Value	Fair Value Method (A)	Weighted Average Yield/Funding Cost	Weighted Average Maturity (Years)
Liabilities
Non-Recourse VIE Financing Structures (F) (G)
Financial instruments:
CDO bonds payable	$2,429,077	$2,428,294	$1,528,994	Pricing models	2.99%	3.8
Other bonds and notes payable	212,373	210,033	213,454	Pricing models, broker quotation	4.30%	3.6
Repurchase agreements	8,764	8,764	8,764	Market comparables	1.74%	0.2
Financing of subprime mortgage loans subject to call option (B)	406,217	404,476	404,476	(B)	9.09%	(B	)
Interest rate swaps, treated as hedges (C)(E)*	992,673	99,531	99,531	Counterparty quotations	N/A	(C	)
Non-hedge derivatives (D)(E)*	316,922	32,525	32,525	Counterparty quotations	N/A	(D	)
Accrued expenses and other liabilities		46,448	46,448

		$3,230,071	$2,334,192

Recourse Financing Structures and Other Liabilities (G)
Financial instruments:
Repurchase agreements	$212,164	$212,164	$212,164	Market comparables	0.33%	0.2
Junior subordinated notes payable	51,004	51,250	30,613	Pricing models	7.41%	23.6
Due to affiliates		1,532	1,532
Accrued expenses and other liabilities		19,511	19,511

		$284,457	$263,820

*	Measured at fair value on a recurring basis.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2011

(dollars in thousands, except share data)

(A)	Methods are listed in order of priority. In the case of real estate securities and real estate related loans, broker quotations are obtained if available and practicable, otherwise counterparty quotations or pricing service valuations are obtained or, finally, internal pricing models are used. Internal pricing models are only used for (i) securities and loans that are not traded in an active market, and, therefore, have little or no price transparency, and for which significant unobservable inputs must be used in estimating fair value, or (ii) loans or debt obligations which are private and untraded.
(B)	These two items result from an option, not an obligation, to repurchase loans from Newcastle’s subprime mortgage loan securitizations (Note 4), are noneconomic until such option is exercised, and are equal and offsetting.
(C)	Represents derivative agreements as follows:

Year of Maturity	Weighted Average Month of Maturity	Aggregate Notional Amount	Weighted Average Fixed Pay Rate / Cap Rate	Aggregate Fair Value Asset / (Liability)
Interest rate cap agreements which receive 1-Month LIBOR:
2015	Sep	$21,000	2.26%	$192
2016	Jul	77,905	2.66%	1,084
2017	Jan	5,300	1.86%	108

		$104,205		$1,384

Interest rate swap agreements which receive 1-Month LIBOR:
2011	Dec	$91,401	5.00%	$(738)
2014	Nov	15,313	5.08%	(2,009)
2015	Apr	531,770	5.44%	(35,956)
2016	May	180,155	5.04%	(22,857)
2017	Aug	174,034	5.24%	(37,971)

		$992,673		$(99,531)

(D)	This represents two interest rate swap agreements with a total notional balance of $316.9 million, maturing in March 2014 and March 2015, and three interest rate cap agreements with a total notional balance of $36.4 million, maturing in August 2017 and January 2019. Newcastle entered into these hedge agreements to reduce its exposure to interest rate changes on the floating rate financings of CDO IV, CDO VI and CDO X. These derivative agreements were not designated as hedges for accounting purposes as of September 30, 2011.
(E)	Newcastle’s derivatives fall into two categories. As of September 30, 2011, all derivatives were held within Newcastle’s nonrecourse CDO structures. An aggregate notional balance of $1.3 billion, which were liabilities at period end, are only subject to the credit risks of the respective CDO structures. As they are senior to all the debt obligations of the respective CDOs and the fair value of each of the CDO’s investments exceeded the fair value of the CDO’s derivative liabilities, no credit valuation adjustments were recorded. In addition, the credit ratings of two of Newcastle’s derivative counterparties were downgraded in the quarter ended September 30, 2011. However, such downgrades had no impact on the fair value or on the respective CDOs as all of these derivatives were a liability payable to the counterparties. An aggregate notional balance of $140.6 million were assets at period end and therefore are subject to the counterparty’s credit risk. No adjustments have been made to the fair value quotations received related to credit risk as a result of the counterparty’s “AA” credit rating. Newcastle’s significant derivative counterparties include Bank of America, Credit Suisse and Wells Fargo.
(F)	Assets held within CDOs and other non-recourse structures are not available to satisfy obligations outside of such financings, except to the extent Newcastle receives net cash flow distributions from such structures. Furthermore, creditors or beneficial interest holders of these structures have no recourse to the general credit of Newcastle. Therefore, Newcastle’s exposure to the economic losses from such structures is limited to its invested equity in them and economically their book value cannot be less than zero. As a result, the fair value of Newcastle’s net investments in these non-recourse financing structures is equal to the present value of their expected future net cash flows.
(G)	Newcastle notes that the unrealized gain on the liabilities within such structures cannot be fully realized.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2011

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

The following table summarizes such financial assets and liabilities measured at fair value on a recurring basis at September 30, 2011:

	Principal Balance or Notional		Fair Value
	Amount	Carrying Value	Level 2	Level 3A (1)	Level 3B (2)	Total
Assets:
Real estate securities, available-for-sale:
CMBS	$1,492,614	$1,060,634	$—	$877,301	$183,333	$1,060,634
REIT debt	137,393	134,351	134,351	—	—	134,351
ABS - subprime	270,430	150,904	—	86,888	64,016	150,904
ABS - other real estate	52,623	40,010	—	32,566	7,444	40,010
FNMA / FHLMC	210,673	222,558	222,558	—	—	222,558
CDO	207,287	57,338	—	50,135	7,203	57,338

Debt security total	$2,371,020	1,665,795	356,909	1,046,890	261,996	1,665,795

Equity securities		2,561	—	—	2,561	2,561

Real estate securities total		$1,668,356	$356,909	$1,046,890	$264,557	$1,668,356

Derivative assets:
Interest rate caps, treated as hedges	$104,205	$1,384	$1,384	$—	$—	$1,384
Interest rate caps, not treated as hedges	36,428	999	999	—	—	999

Derivative assets total	$140,633	$2,383	$2,383	$—	$—	$2,383

Liabilities:
Derivative Liabilities:
Interest rate swaps, treated as hedges	$992,673	$99,531	$99,531	$—	$—	$99,531
Interest rate swaps, not treated as hedges	316,922	32,525	32,525	—	—	32,525

Derivative liabilities total	$1,309,595	$132,056	$132,056	$—	$—	$132,056

(1)	Third party pricing sources with significant unobservable inputs.
(2)	Internal models with significant unobservable inputs.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2011

(dollars in thousands, except share data)

Newcastle’s investments in instruments measured at fair value on a recurring basis using Level 3 inputs changed during the nine months ended September 30, 2011 as follows:

	Level 3A
	CMBS		ABS		Equity/Other Securities	Total
	Conduit	Other	Subprime	Other
Balance at December 31, 2010	$840,227	$331,904	$83,582	$36,193	$—	$1,291,906
Transfers (A)
Transfers from Level 3B	9,334	25,000	19,950	718	—	55,002
Transfers into Level 3B	(88,464)	—	(15,031)	(7,548)	(2,475)	(113,518)
CDO V deconsolidation	(59,970)	(55,838)	(5,107)	—	—	(120,915)
Total gains (losses) (B)
Included in net income (C)	42,641	579	(23)	(97)	—	43,100
Included in other comprehensive income (loss)	(106,312)	35,881	(7,443)	(571)	(10,661)	(89,106)
Amortization included in interest income	17,078	5,567	3,995	280	1,995	28,915
Purchases, sales and settlements
Purchases	229,558	27,262	29,359	7,548	69,308	363,035
Proceeds from sales	(125,358)	(54,885)	(6,573)	—	—	(186,816)
Proceeds from repayments	(36,910)	(159,993)	(15,821)	(3,957)	(8,032)	(224,713)

Balance at September 30, 2011	$721,824	$155,477	$86,888	$32,566	$50,135	$1,046,890

	Level 3B
	CMBS		ABS		Equity/Other Securities	Total
	Conduit	Other	Subprime	Other
Balance at December 31, 2010	$107,457	$21,146	$94,424	$8,985	$4,282	$236,294
Transfers (A)
Transfers from Level 3A	88,464	—	15,031	7,548	2,475	113,518
Transfers into Level 3A	(9,334)	(25,000)	(19,950)	(718)	—	(55,002)
CDO V deconsolidation	(32,289)	(1,908)	(14,568)	(3,833)	—	(52,598)
Total gains (losses) (B)
Included in net income (C)	5,107	722	(1,210)	(65)	3,385	7,939
Included in other comprehensive income (loss)	23,931	14	3,307	(3,005)	(1,613)	22,634
Amortization included in interest income	13,950	60	6,923	880	404	22,217
Purchases, sales and settlements
Purchases	4,501	25,000	25	—	10,192	39,718
Proceeds from sales	(24,535)	(721)	(8,624)	(348)	(3,884)	(38,112)
Proceeds from repayments	(13,206)	(26)	(11,342)	(2,000)	(5,477)	(32,051)

Balance at September 30, 2011	$164,046	$19,287	$64,016	$7,444	$9,764	$264,557

(A)	Transfers are assumed to occur at the beginning of the quarter. CDO V was deconsolidated on June 17, 2011.
(B)	None of the gains (losses) recorded in earnings during the period is attributable to the change in unrealized gains (losses) relating to Level 3 assets still held at the reporting dates.
(C)	These gains (losses) are recorded in the following line items in the consolidated statement of income:

	Nine Months Ended September 30, 2011
	Level 3A	Level 3B
Gain (loss) on settlement of investments, net	$44,604	$20,030
Other income (loss), net	—	—
OTTI	(1,504)	(12,091)

Total	$43,100	$7,939

Gain (loss) on settlement of investments, net, from investments transferred into Level 3 during the period	$—	$—

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2011

(dollars in thousands, except share data)

Securities Valuation

As of September 30, 2011, Newcastle’s securities valuation methodology and results are further detailed as follows:

			Fair Value
Asset Type	Outstanding Face Amount	Amortized Cost Basis (A)	Multiple Quotes (B)	Single Quote (C)	Internal Pricing Models (D)	Total
CMBS	$1,492,614	$1,068,948	$607,774	$269,527	$183,333	$1,060,634
REIT debt	137,393	136,760	40,167	94,184	—	134,351
ABS – subprime	270,430	144,048	48,012	38,876	64,016	150,904
ABS – other real estate	52,623	41,483	31,915	651	7,444	40,010
FNMA / FHLMC	210,673	221,915	82,968	139,590	—	222,558
CDO	207,287	67,893	—	50,135	7,203	57,338

Debt security total	$2,371,020	1,681,047	810,836	592,963	261,996	1,665,795

Equity securities		1,112	—	—	2,561	2,561

Total		$1,682,159	$810,836	$592,963	$264,557	$1,668,356

(A)	Net of discounts (or gross of premiums) and after OTTI, including impairment taken during the period ended September 30, 2011.
(B)	Management generally obtained pricing service quotations or broker quotations from two sources, one of which was generally the seller (the party that sold us the security). Management selected one of the quotes received as being most representative of fair value and did not use an average of the quotes. Newcastle’s methodology is to not use quotes from selling brokers, unless those quotes are the only marks available, or unless the quotes provided by other (non-selling) brokers or pricing services are, in management’s judgment, not representative of fair value. Even if Newcastle receives two or more quotes on a particular security that come from non-selling brokers or pricing services, it does not use an average because management believes using an actual quote more closely represents a transactable price for the security than an average level. Furthermore, in some cases there is a wide disparity between the quotes Newcastle receives. Management believes using an average of the quotes in these cases would generally not represent the fair value of the asset. Based on Newcastle’s own fair value analysis using internal models, management selects one of the quotes which is believed to more accurately reflect fair value. Newcastle never adjusts quotes received.
(C)	Management was unable to obtain quotations from more than one source on these securities. The one source was generally the seller (the party that sold us the security) or a pricing service.
(D)	Securities whose fair value was estimated based on internal pricing models are further detailed as follows:

	Amortized Cost Basis (A)	Fair Value	Impairment Recorded In Current Period	Unrealized Gains (Losses) in Accumulated OCI	Assumption Ranges
					Discount Rate	Prepayment Speed (E)	Cumulative Default Rate	Loss Severity
CMBS – Conduit	$131,033	$164,045	$5,969	$33,012	12%	N/A	2% - 100%	30% - 100%
CMBS – Large loan / Single borrower	20,940	19,288	—	(1,652)	9% - 16%	N/A	0% - 100%	0% - 100%
ABS – subprime	51,854	64,016	2,502	12,162	8%	0% - 8%	27% - 88%	60% - 100%
ABS – other RE	9,039	7,444	53	(1,595)	8%	1% - 3%	38% - 63%	80% - 100%
CDO Securities	7,103	7,203	—	100	10% - 16%	0% - 6%	21% - 100%	21% - 100%

Debt security total	$219,969	$261,996	$8,524	$42,027
Equity securities	1,112	2,561	—	1,449

Total	$221,081	$264,557	$8,524	$43,476

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

SEPTEMBER 30, 2011

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

The following tables summarize certain information for real estate related loans and residential mortgage loans held-for-sale as of September 30, 2011:

	Outstanding Face Amount	Carrying Value	Fair Value	Valuation Allowance/ (Reversal) In Current Year	Significant Input Ranges
Loan Type					Discount Rate	Loss Severity
Mezzanine	$560,563	$443,361	$448,665	$(49,892)	8.0% - 24.3%	0.0% - 100.0%
Bank Loan	277,541	159,878	161,901	17,346	10.3% - 25.0%	0.0% - 74.0%
B-Note	255,085	187,865	187,865	(11,151)	6.4% - 26.2%	0.0% - 100.0%
Whole Loan	30,670	30,670	30,687	—	4.2% - 7.1%	0.0% - 15.0%

Total Real Estate Related Loans Held-for-Sale, Net	$1,123,859	$821,774	$829,118	$(43,697)

				Valuation Allowance/ (Reversal) In Current Year	Significant Input Ranges
	Outstanding Face Amount	Carrying Value	Fair Value		Discount Rate	Prepayment Speed	Constant Default Rate	Loss Severity
Loan Type
Non-securitized Manufactured Housing Loans I	$775	$200	$200	$81	47.9%	3.0%	53.0%	75.0%
Non-securitized Manufactured Housing Loans II	5,407	2,831	2,831	(929)	15.6%	5.0%	12.7%	80.0%

Total Residential Mortgage Loans Held-for-Sale, Net	$6,182	$3,031	$3,031	$(848)

Loans which Newcastle has the intent and ability to hold into the foreseeable future are classified as held-for-investment. Loans held-for-investment are carried at the aggregate unpaid principal balance adjusted for any unamortized premium or discount, deferred fees or expenses, an allowance for loan losses, charge-offs and write-downs for impaired loans.

The following table summarizes certain information for residential mortgage loans held-for-investment as of September 30, 2011:

				Valuation Allowance/ (Reversal) In Current Year	Significant Input Ranges
	Outstanding Face Amount	Carrying Value	Fair Value		Discount Rate	Prepayment Speed	Constant Default Rate	Loss Severity
Loan Type
Securitized Manufactured Housing Loans I	$139,116	$115,357	$117,960	$568	9.5%	3.0%	4.0%	75.0%
Securitized Manufactured Housing Loans II	184,615	180,926	179,125	2,011	7.6%	5.0%	3.5%	80.0%
Residential Loans	61,391	44,206	44,206	3,748	5.0% - 7.0%	0.0% - 4.0%	0.0% - 3.0%	0.0% - 50.0%

Total Residential Mortgage Loans, Held-for-Investment, Net	$385,122	$340,489	$341,291	$6,327

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2011

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

		Fair Value
	Balance sheet location	September 30, 2011	December 31, 2010
Derivative Assets
Interest rate caps, designated as hedges	Derivative Assets	$1,384	$4,537
Interest rate caps, not designated as hedges	Derivative Assets	999	2,530

		$2,383	$7,067

Derivative Liabilities
Interest rate swaps, designated as hedges	Derivative Liabilities	$99,531	$136,575
Interest rate swaps, not designated as hedges	Derivative Liabilities	32,525	40,286

		$132,056	$176,861

The following table summarizes information related to derivatives:

	September 30, 2011	December 31, 2010
Cash flow hedges
Notional amount of interest rate swap agreements	$992,673	$1,473,669
Notional amount of interest rate cap agreements	104,205	104,205
Amount of (loss) recognized in OCI on effective portion	(79,034)	(118,608)
Deferred hedge gain (loss) related to anticipated financings, which have subsequently occurred, net of amortization	314	357
Deferred hedge gain (loss) related to dedesignation, net of amortization	(576)	1,343
Expected reclassification of deferred hedges from AOCI into earnings over the next 12 months	1,750	2,289
Expected reclassification of current hedges from AOCI into earnings over the next 12 months	(42,787)	(63,541)
Non-hedge Derivatives
Notional amount of interest rate swap agreements	316,922	343,570
Notional amount of interest rate cap agreements	36,428	36,428

The following table summarizes gains (losses) recorded in relation to derivatives:

		Three Months Ended September 30,		Nine Months Ended September 30,
	Income statement location	2011	2010	2011	2010
Cash flow hedges
Gain (loss) on the ineffective portion	Other income (loss)	$(1,181)	$83	$(881)	$(85)
Gain (loss) immediately recognized at dedesignation	Gain (loss) on sale of investments; Other income (loss)	—	(7,279)	(13,796)	(10,558)
Amount of gain (loss) reclassified from AOCI into income, related to effective portion	Interest expense	(12,824)	(20,304)	(51,532)	(63,426)
Deferred hedge gain reclassified from AOCI into income, related to anticipated financings	Interest expense	15	14	43	461
Deferred hedge gain (loss) reclassified from AOCI into income, related to effective portion of dedesignated hedges	Interest expense	497	(1,025)	1,799	(4,172)
Non-hedge derivatives gain (loss)	Other income (loss)	(2,109)	(1,861)	194	(5,992)

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2011

(dollars in thousands, except share data)

7. EQUITY AND EARNINGS PER SHARE

Newcastle is required to present both basic and diluted earnings per share (“EPS”). Basic EPS is calculated by dividing net income available for common stockholders by the weighted average number of shares of common stock outstanding during each period. Diluted EPS is calculated by dividing net income available for common stockholders by the weighted average number of shares of common stock outstanding plus the additional dilutive effect of common stock equivalents during each period. Newcastle’s common stock equivalents are its outstanding stock options. During the three and nine months ended September 30, 2011, based on the treasury stock method, Newcastle had 16,396 and 8,454 dilutive common stock equivalents, respectively, resulting from its outstanding options. During the nine months ended September 30, 2010, Newcastle had no dilutive common stock equivalents (common stock equivalents are not dilutive in periods of net loss or when all of the exercise prices exceed the current average market price). Net income available for common stockholders is equal to net income less preferred dividends plus the excess of the carrying amount of exchanged preferred stock over the fair value of consideration paid.

In March 2011, Newcastle filed a shelf registration statement with the SEC covering common stock, preferred stock, depositary shares, debt securities and warrants.

In March 2011, Newcastle issued 17,250,000 shares of its common stock in a public offering at a price to the public of $6.00 per share for net proceeds of approximately $98.4 million. For the purpose of compensating the Manager for its successful efforts in raising capital for Newcastle, in connection with this offering, Newcastle granted options to the Manager to purchase 1,725,000 shares of Newcastle’s common stock at the public offering price, which were valued at approximately $7.0 million as of the grant date. The assumptions used in valuing the options were: a 1.7% risk-free rate, 107.8% volatility and a 3.3 year expected term.

In September 2011, Newcastle issued 25,875,000 shares of its common stock in a public offering at a price to the public of $4.55 per share for net proceeds of approximately $112.3 million. Certain principals of Fortress and officers of Newcastle participated in this offering and purchased an aggregate of 1,314,780 shares at the offering price. For the purpose of compensating the Manager for its successful efforts in raising capital for Newcastle, in connection with this offering, Newcastle granted options to the Manager to purchase 2,587,500 shares of Newcastle’s common stock at the public offering price, which were valued at approximately $5.6 million as of the grant date. The assumptions used in valuing the options were: a 1.13% risk-free rate, 13.2% dividend yield, 151.1% volatility and a 4.6 year expected term.

As of September 30, 2011, Newcastle’s outstanding options were summarized as follows:

Held by the Manager	5,998,947
Issued to the Manager and subsequently transferred to certain of the Manager’s employees	798,162
Issued to the independent directors	14,000

Total	6,811,109

8. COMMITMENTS AND CONTINGENCIES

Litigation — Newcastle is, from time to time, a defendant in legal actions from transactions conducted in the ordinary course of business. Management, after consultation with legal counsel, believes the ultimate liability arising from such actions that existed at September 30, 2011, if any, will not materially affect Newcastle’s consolidated results of operations or financial position.

Contingent Gain in CDOs — Newcastle cannot economically lose more than its investment amount in any given non-recourse financing structure. Therefore, impairment recorded in excess of such investment, which results in negative GAAP book value for a given non-recourse financing structure, cannot economically be incurred. For non-recourse financing structures with negative GAAP book value, the aggregate negative GAAP book value will eventually be recorded as an increase to GAAP book value. As of September 30, 2011, Newcastle has recorded $156.0 million of losses in its CDOs in excess of its economic exposure which must eventually be reversed through amortization, sales at gains, or as reductions to accumulated deficit at the deconsolidation or termination of the CDOs.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2011

(dollars in thousands, except share data)

9. GAIN (LOSSES) ON SETTLEMENT OF INVESTMENTS, NET AND OTHER INCOME (LOSS), NET

These items are comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Gain (loss) on settlement of investments, net
Gain on settlement of real estate securities	$5,635	$638	$78,570	$28,744
Loss on settlement of real estate securities	(24)	(1,772)	(5,047)	(7,968)
Gain on repayment/disposition of loans held-for-sale	25	—	1,811	—
Realized gain (loss) on termination of derivative instruments	—	—	—	(3,279)

	$5,636	$(1,134)	$75,334	$17,497

Other income (loss), net
Gain (loss) on non-hedge derivative instruments	$(2,109)	$(1,861)	$194	$(5,992)
Unrealized (loss) recognized at de-designation of hedges	—	(7,279)	(13,796)	(7,279)
Hedge ineffectiveness	(1,181)	83	(881)	(85)
Equity in earnings of equity method investees	43	(1)	43	77
Collateral management fee income, net	496	—	1,864	—
Other income (loss)	—	230	—	673

	$(2,751)	$(8,828)	$(12,576)	$(12,606)

10. COMPREHENSIVE INCOME

The following table summarizes our comprehensive income for the interim periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income	$29,943	$163,502	$238,751	$423,281
Net unrealized gain (loss) on securities	(118,326)	79,534	(16,579)	341,566
Reclassification of net realized (gain) loss on securities into earnings	(1,605)	11,117	(59,928)	66,047
Net unrealized gain (loss) on derivatives designated as cash flow hedges	(6,651)	(16,078)	6,424	(48,758)
Reclassification of net realized (gain) loss on derivatives designated as cash flow hedges into earnings	670	8,207	12,835	14,353

Comprehensive income (loss)	$(95,969)	$246,282	$181,503	$796,489

11. SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES RELATED TO CDOs

Newcastle considers all activity in its CDOs’ restricted cash accounts to be non-cash activity for purposes of its consolidated statement of cash flows since transactions conducted with restricted cash have no effect on its cash and cash equivalents. Supplemental non-cash investing and financing activities relating to CDOs are disclosed below:

	Nine Months Ended September 30,
	2011	2010
Restricted cash generated from sale of securities	$320,017	$98,907
Restricted cash generated from sale of real estate related loans	$125,141	$53,020
Restricted cash generated from paydowns on securities and loans	$452,693	$371,265
Restricted cash used for purchases of real estate securities	$297,054	$283,244
Restricted cash used for purchases of real estate related loans	$339,850	$104,117
Restricted cash used for repayments of CDO bonds payable	$94,210	$134,286
Restricted cash used for repurchases of CDO bonds payable and other bonds payable	$3,213	$14,183
Restricted cash used for repurchases of derivative instruments	$—	$5,187
CDO V deconsolidation:
Real estate securities	$262,617	$—
Restricted cash	$37,988	$—
Derivative liabilities	$20,257	$—
CDO bonds payable	$336,046	$—

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2011

(dollars in thousands, except share data)

12. RECENT ACTIVITIES

These financial statements include a discussion of material events that have occurred subsequent to September 30, 2011 (referred to as “subsequent events”) through the issuance of these consolidated financial statements. Events subsequent to that date have not been considered in these financial statements.

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

In March 2011, Newcastle issued 17,250,000 shares of its common stock in a public offering at a price to the public of $6.00 per share for net proceeds of approximately $98.4 million. For the purpose of compensating the Manager for its successful efforts in raising capital for Newcastle, in connection with this offering, Newcastle granted options to the Manager to purchase 1,725,000 shares of Newcastle’s common stock at the public offering price, which were valued at approximately $7.0 million.

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

On May 4, 2011, Newcastle completed a securitization transaction to refinance its Manufactured Housing Loans Portfolio II. Newcastle sold approximately $197.0 million outstanding principal balance of manufactured housing loans to Newcastle Investment Trust 2011-MH 1 (the “Issuer”), an indirect wholly-owned subsidiary of Newcastle. The Issuer issued approximately $159.8 million aggregate principal amount of investment grade notes, of which $142.8 million was sold to third parties and $17.0 million was sold to one of the CDOs managed and consolidated by Newcastle. In addition, Newcastle retained the below investment grade notes and residual interest. As a result, Newcastle invested approximately $20.0 million of its unrestricted cash in the new securitization structure. The notes issued to third parties have an average expected maturity of 3.8 years and bear interest at an average rate of 3.23% per annum. At the closing of the securitization transaction, Newcastle used the gross proceeds received from the issuance of the notes to repay the previously existing debt in full, terminate the related interest rate swap contracts and pay the related transaction costs. Under the applicable accounting guidance, the securitization transaction is accounted for as a secured borrowing. As a result, no gain or loss is recorded for the transaction. Newcastle continues to recognize the portfolio of manufactured housing loans as pledged assets, which have been classified as residential mortgage loans held-for-investment at securitization, and records the notes issued to third parties as a secured borrowing. The associated assets, liabilities, revenues and expenses are presented in the non-recourse financing structure sections of the consolidated financial statements.

In June 2011, Newcastle deconsolidated a non-recourse financing structure, CDO V. Newcastle determined that it does not currently have the power to direct the relevant activities of CDO V as an event of default had occurred and Newcastle may be removed as the collateral manager by a single party.

In September 2011, Newcastle issued 25,875,000 shares of its common stock in a public offering at a price to the public of $4.55 per share for net proceeds of approximately $112.3 million. Certain principals of Fortress and officers of Newcastle participated in this offering and purchased an aggregate of 1,314,780 shares at the offering price. For the purpose of compensating the Manager for its successful efforts in raising capital for Newcastle, in connection with this offering, Newcastle granted options to the Manager to purchase 2,587,500 shares of Newcastle’s common stock at the public offering price, which were valued at approximately $5.6 million as of the grant date.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2011

(dollars in thousands, except share data)

In the first nine months of 2011, Newcastle purchased $222.3 million principal balance of FNMA/FHLMC securities (primarily one-year ARMs) for approximately $233.0 million, using $11.9 million of unrestricted cash and financed with $221.1 million of repurchase agreements. These repurchase agreements bear interest at 0.31%, mature in November 2011, and are subject to customary margin call provisions.

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

We employ leverage as part of our investment strategy. We do not have a predetermined target debt to equity ratio as we believe the appropriate leverage for the particular assets we are financing depends on the credit quality of those assets. As of September 30, 2011, we had complied with the general investment guidelines adopted by our board of directors that limit total leverage. We utilize leverage for the sole purpose of financing our portfolio and not for the purpose of speculating on changes in interest rates.

We strive to maintain access to a broad array of capital resources in an effort to insulate our business from potential fluctuations in the availability of capital. We seek to utilize multiple forms of financing, including collateralized debt obligations (CDOs), other securitizations, term loans, and trust preferred securities, as well as short term financing in the form of loans and repurchase agreements. As we discuss in more detail under “–Market Considerations” below, while market conditions have improved meaningfully since 2008, the current conditions continue to reduce the array of capital resources available to us and have made the terms of capital resources we are able to obtain generally less favorable to us relative to the terms we were able to obtain prior to the onset of challenging conditions. Specifically, the economic environments and capital markets have become extremely challenging in the third quarter of 2011. That said, we have recently been able to access more types of capital – and on better terms – than we had been able to access during 2008 and 2009.

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

	Non-recourse
For the Nine Months Ended September 30,	CDOs	Other Non-Recourse	Recourse	Unlevered	Corporate	Intersegment Elimination	Total
2011	$164,523	$54,421	$1,626	$2,053	$99	$(3,983)	$218,739
2010	$168,150	$54,952	$976	$1,189	$48	$—	$225,315

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

From mid-2007 through early 2009, credit spreads widened substantially. One of the key drivers of the widening of credit spreads over these years was the continued disruption and liquidity concerns throughout the credit markets. The severity and scope of the disruption intensified meaningfully during the fourth quarter of 2008 and the first quarter of 2009. In the latter part of 2009, credit spreads tightened substantially and continued to tighten in 2010 and the first half of 2011. However, credit spreads have widened in the third quarter of 2011, reflecting the currently challenging economic environment. These changes in credit spreads caused the net unrealized gains on our securities to increase during the first half of 2011, but these increases have been reversed and this has resulted in net unrealized losses in the third quarter of 2011. Market conditions remain challenging, could change rapidly, and we cannot predict how recent or future changes in market conditions will affect our business.

We utilize multiple forms of financing, depending on their appropriateness and availability, to finance our investments, including collateralized debt obligations (CDOs) or other securitizations, private or public offerings of debt, term loans, trust preferred securities, and short-term financing in the form of loans and repurchase agreements. One component of our investment strategy is to use match funded financing structures, such as CDOs, at rates that provide a positive net spread relative to our investment returns.

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

Liquidity

Credit and liquidity conditions improved during 2010 and the first half of 2011, but deteriorated in the third quarter of 2011, and such conditions are still less favorable than those we experienced prior to 2007. Recent challenging credit and liquidity conditions have adversely affected us and the markets in which we operate in a number of ways. For example, they have reduced the market trading activity for many real estate securities and loans, resulting in less liquid markets for those securities and loans. As the securities held by us and many other companies in our industry are marked to market at the end of each quarter, the decreased liquidity and concern over market conditions have resulted in significant reductions in mark to market valuations of many real estate securities and loans and the collateral underlying them, as well as volatility and uncertainty with respect to such valuations. These lower valuations, and decreased expectations of future cash flows, have affected us by, among other things:

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

With respect to dividends, we have paid all dividends on our preferred stock through October 31, 2011. We declared a quarterly dividend of $0.10 per common share for the second quarter of 2011, which was paid in July 2011 and a quarterly dividend of $0.15 per common share for the third quarter of 2011, which was paid in October 2011. We may elect to adjust or not to pay any future dividend payments to reflect our current and expected cash from operations or to satisfy future liquidity needs.

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

The VIEs in which we have a significant interest include (i) our CDOs, and (ii) our manufactured housing loan financing structures. Our CDOs were all consolidated under prior guidance; however, under current guidance we do not have the power to direct the relevant activities of CDO V, as a result of the event of default which allows us to be removed as collateral manager of CDO V and prevents us from purchasing or selling collateral within CDO V, and therefore we have deconsolidated CDO V as of June 17, 2011. Similar events of default in the future, if they occur, could cause us to deconsolidate additional financing structures. Our manufactured housing loan financing structures were consolidated under prior guidance and continue to be consolidated under the current guidance. However, we completed two securitization transactions to refinance our Manufactured Housing Loan Portfolios I and II. We analyzed the securitization under the applicable accounting guidance and concluded that the securitization transaction should be accounted for as a secured borrowing. As a result, we continue to recognize the portfolio of manufactured housing loans as pledged assets, which have been classified as loans held-for-investment at securitization, and recorded the notes issued to third parties as a secured borrowing.

Our subprime securitizations are also considered VIEs, but we do not control their activities and no longer receive a significant portion of their returns. These subprime securitizations were not consolidated under the current or prior guidance.

In addition, our investments in CMBS, CDO securities and loans may be deemed to be variable interests in VIEs, depending on their structure. We are not obligated to provide, nor have we provided, any financial support to these VIEs. We monitor these investments and, to the extent we determine that we potentially own a majority of the currently controlling class, analyze them for potential consolidation. As of September 30, 2011, we have not consolidated these potential VIEs due to the determination that, based on the nature of our investments and the provisions governing these structures, we do not have the power to direct the activities that most significantly impact their economic performance.

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

Valuation and Impairment of Securities

We have classified all our real estate securities as available-for-sale. As such, they are carried at fair value with net unrealized gains or losses reported as a component of accumulated other comprehensive income, to the extent impairment losses are considered temporary as described below. Fair value may be based upon broker quotations, counterparty quotations or pricing services quotations, which provide valuation estimates based upon reasonable market order indications or a good faith estimate thereof and are subject to significant variability based on market conditions, such as interest rates, credit spreads and market liquidity. A significant portion of our securities are currently not traded in active markets and therefore have little or no price transparency. For a further discussion of this trend, see “– Market Considerations” above. As a result, we have estimated the fair value of these illiquid securities based on internal pricing models rather than the sources described above. The determination of estimated cash flows used in pricing models is inherently subjective and imprecise. Changes in market conditions, as well as changes in the assumptions or methodology used to determine fair value, could result in a significant and immediate increase or decrease in our book equity. For securities valued with pricing models, these inputs include the discount rate, assumptions relating to prepayments, default rates and loss severities, as well as other variables.

See Note 6 to our consolidated financial statements in Part I, Item 1, “Financial Statements and Supplementary Data” for information regarding the fair value of our investments, and its estimation methodology, as of September 30, 2011.

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

We generally classify the broker and pricing service quotations we receive as level 3A inputs, except for certain liquid securities. They are quoted prices in generally inactive and illiquid markets for identical or similar securities. These quotations are generally received via email and contain disclaimers which state that they are “indicative” and not “actionable” – meaning that the party giving the quotation is not bound to actually purchase the security at the quoted price. These quotations are generally based on models prepared by the brokers and we have little visibility into the inputs they use. Based on quarterly procedures we have performed with respect to quotations received from these brokers, including comparison to the outputs generated from our internal pricing models and transactions we have completed with respect to these securities, as well as on our knowledge and experience of these markets, we have generally determined that these quotes represent a reasonable estimate of fair value. For the $1.4 billion carrying value of securities valued using quotations as of September 30, 2011, a 100 basis point change in credit spreads would impact estimated fair value by approximately $49.8 million.

Our estimation of the fair value of level 3B assets (as described below) involves significant judgment. We validated the inputs and outputs of our models by comparing them to available independent third party market parameters and models for reasonableness. We believe the assumptions we used are within the range that a market participant would use, and factor in the liquidity conditions currently in the markets. In the first nine months of 2011, we have generally used lower discount rates as inputs to our models for ABS securities in order to reflect current market conditions. The other inputs to our models, including prepayment speeds, default rates and severity assumptions, have generally remained consistent with the assumptions used at year-end, other than certain modifications we have made to the assumptions to reflect conditions relevant to specific assets.

For CMBS and ABS securities valued with internal models, which have an aggregate fair value of $254.8 million as of September 30, 2011, a 10% unfavorable change in our assumptions would result in the following decreases in such aggregate fair value (in thousands):

	CMBS	ABS
Outstanding face amount	$406,760	$167,362
Fair value	$183,333	$71,460
Effect on fair value with 10% unfavorable change in:
Discount rate	$(6,135)	$(2,676)
Prepayment rate	N/A	$(587)
Default rate	$(16,350)	$(5,373)
Loss severity	$(8,933)	$(10,310)

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

As of September 30, 2011, we had 65 securities, with a carrying amount of $195.5 million, that had been downgraded during the nine months ended September 30, 2011, and recorded a net other-than-temporary impairment charge of $1.5 million on these securities in 2011. However, we do not depend on credit ratings in underwriting our securities, either at acquisition or on an ongoing basis. As mentioned above, a credit rating downgrade is one factor that we monitor and consider in our analysis regarding other-than-temporary impairment, but it is not determinative. Our securities generally benefit from the support of one or more subordinate classes of securities or equity or other forms of credit support. Therefore, credit rating downgrades, even to the extent they relate to an expectation that a securitization we have invested in, on an overall basis, has credit issues, may not ultimately impact cash flow estimates for the class of securities in which we are invested.

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

Impairment of Loans

We own, directly and indirectly, real estate related, commercial mortgage and residential mortgage loans, including manufactured housing loans and subprime mortgage loans. To the extent that they are classified as held-for-investment, we must periodically evaluate each of these loans or loan pools for possible impairment. Impairment is indicated when it is deemed probable that we will be unable to collect all amounts due according to the contractual terms of the loan, or, for loans acquired at a discount for credit losses, when it is deemed probable that we will be unable to collect as anticipated. Upon determination of impairment, we would establish a specific valuation allowance with a corresponding charge to earnings. We continually evaluate our loans receivable for impairment. Our residential mortgage loans, including manufactured housing loans, are aggregated into pools for evaluation based on like characteristics, such as loan type and acquisition date. Individual loans are evaluated based on an analysis of the borrower’s performance, the credit rating of the borrower, debt service coverage and loan to value ratios, the estimated value of the underlying collateral, the key terms of the loan, and the effect of local, industry and broader economic trends and factors. Pools of loans are also evaluated based on similar criteria, including historical and anticipated trends in defaults and loss severities for the type and seasoning of loans being evaluated. This information is used to estimate specific impairment charges on individual loans as well as provisions for estimated unidentified incurred losses on pools of loans. Significant judgment is required both in determining impairment and in estimating the resulting loss allowance. Furthermore, we must assess our intent and ability to hold our loan investments on a periodic basis. If we do not have the intent to hold a loan for the foreseeable future or until its expected payoff, the loan must be classified as “held-for-sale” and recorded at the lower of cost or estimated fair value.

Revenue Recognition on Loans Held-for-investment

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

Revenue Recognition on Loans Held-for-sale

Real estate related, commercial mortgage and residential mortgage loans that are considered held-for-sale are carried at the lower of amortized cost or market value determined on either an individual method basis, or in the aggregate for pools of similar loans. Interest income is recognized based on the loan’s coupon rates to the extent management believes it is collectible. Purchase discounts are not amortized as interest income during the period the loans are held-for-sale. A change in the market value of the loans, to the extent that the value is not above the cost basis, is recorded in Valuation Allowance.

Recent Accounting Pronouncements

In May 2011, the FASB issued new guidance regarding the measurement and disclosure of fair value, which will become effective for Newcastle on January 1, 2012. Newcastle has not yet completed its assessment of the potential impact of this guidance.

In June 2011, the FASB issued a new accounting standard that eliminates the current option to report other comprehensive income and its components in the statement of stockholders’ equity. Instead, an entity will be required to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. The standard will become effective for Newcastle on January 1, 2012, with early adoption permitted.

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

RESULTS OF OPERATIONS

The following table summarizes the changes in our results of operations for the three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010 (dollars in thousands):

	Three Months Ended September 30,		Increase (Decrease)
	2011	2010	Amount	%
Interest income	$72,393	$81,040	$(8,647)	(10.7%)
Interest expense	32,587	42,547	(9,960)	(23.4%)

Net interest income	39,806	38,493	1,313	3.4%

Impairment (Reversal)
Valuation allowance (reversal) on loans	17,644	(105,360)	123,004	116.7%
Other-than-temporary impairment on securities, net	4,006	10,041	(6,035)	(60.1%)

	21,650	(95,319)	116,969	122.7%

Net interest income after impairment/reversal	18,156	133,812	(115,656)	(86.4%)
Other Income (Loss)
Gain (loss) on settlement of investments, net	5,636	(1,134)	6,770	597.0%
Gain on extinguishment of debt	15,917	46,624	(30,707)	(65.9%)
Other income (loss), net	(2,751)	(8,828)	6,077	68.8%

	18,802	36,662	(17,860)	(48.7%)

Expenses
Loan and security servicing expense	1,198	1,116	82	7.3%
General and administrative expense	1,399	1,811	(412)	(22.7%)
Management fee to affiliate	4,569	4,258	311	7.3%

	7,166	7,185	(19)	(0.3%)

Income from continuing operations	$29,792	$163,289	$(133,497)	(81.8%)

	Nine Months Ended September 30,		Increase (Decrease)
	2011	2010	Amount	%
Interest income	$218,739	$225,315	$(6,576)	(2.9%)
Interest expense	106,502	131,277	(24,775)	(18.9%)

Net interest income	112,237	94,038	18,199	19.4%

Impairment (Reversal)
Valuation allowance (reversal) on loans	(38,218)	(292,668)	254,450	86.9%
Other-than-temporary impairment on securities, net	13,595	86,822	(73,227)	(84.3%)

	(24,623)	(205,846)	181,223	88.0%

Net interest income after impairment/reversal	136,860	299,884	(163,024)	(54.4%)
Other Income (Loss)
Gain (loss) on settlement of investments, net	75,334	17,497	57,837	330.6%
Gain on extinguishment of debt	60,402	141,698	(81,296)	(57.4%)
Other income (loss), net	(12,576)	(12,606)	30	0.2%

	123,160	146,589	(23,429)	(16.0%)

Expenses
Loan and security servicing expense	3,458	3,473	(15)	(0.4%)
General and administrative expense	4,649	6,912	(2,263)	(32.7%)
Management fee to affiliate	13,313	12,993	320	2.5%

	21,420	23,378	(1,958)	(8.4%)

Income from continuing operations	$238,600	$423,095	$(184,495)	(43.6%)

Interest Income

Three months ended September 30, 2011 compared to the three months ended September 30, 2010

Interest income decreased by $8.6 million during the three months ended September 30, 2011 compared to the three months ended September 30, 2010 primarily due to (i) a $5.8 million decrease in interest income as a result of the deconsolidation of CDO V in June 2011, (ii) a $3.6 million decrease in prepayment penalties received in the quarter ended September 30, 2010, offset by (iii) a $0.8 million increase in interest income as a result of new investments made, partially offset by paydowns and changes in interest rates.

Nine months ended September 30, 2011 compared to the nine months ended September 30, 2010

Interest income decreased by $6.6 million during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 primarily due to (i) a $7.5 million decrease in interest income as a result of the deconsolidation of CDO V in June 2011, (ii) a $4.7 million decrease in prepayment penalties received in the quarter ended September 30, 2010, offset by (iii) a $5.6 million increase in interest income as a result of new investments made, partially offset by paydowns and changes in interest rates.

Interest Expense

Three Months ended September 30, 2011 compared to the three months ended September 30, 2010

Interest expense decreased by $10.0 million primarily due to (i) a $3.6 million decrease in interest expense on debt as a result of the paydowns and repurchases of our CDO debt obligations and the deconsolidation of CDO V, (ii) a $5.5 million decrease in interest expense on derivatives as a result of the termination of interest rate swaps, decreases in swap notional amounts, changes in interest rates and the deconsolidation of CDO V and (iii) a $1.5 million decrease in the amortization of deferred hedge losses. The decreases described in (i) to (iii) above were partially offset by a $0.6 million increase in interest expense on other bonds payable and repurchase agreements due to the refinancing of our manufactured housing loan portfolios and a higher outstanding balance of repurchase agreement financing on our FNMA/FHLMC securities.

Nine months ended September 30, 2011 compared to the nine months ended September 30, 2010

Interest expense decreased by $24.8 million primarily due to (i) a $7.2 million decrease in interest expense on debt as a result of the paydowns and repurchases of our CDO debt obligations and the deconsolidation of CDO V, (ii) an $13.7 million decrease in interest expense on derivatives as a result of the termination of interest rate swaps, decreases in swap notional amounts, changes in interest rates and the deconsolidation of CDO V and (iii) a $5.6 million decrease in the amortization of deferred hedge losses. The decreases described in (i) to (iii) above were partially offset by a $1.6 million increase in interest expense on other bonds payable and repurchase agreements due to the refinancing of our manufactured housing loan portfolios and a higher outstanding balance of repurchase agreement financing on our FNMA/FHLMC securities.

Valuation Allowance on Loans

Three Months ended September 30, 2011 compared to the three months ended September 30, 2010

The valuation allowance (reversal) on loans changed by $123.0 million primarily due to (i) a net increase in fair values by $104.3 million on our real estate related loans and residential mortgage loans during the three months ended September 30, 2010 compared to a net allowance of $16.0 million for the three months ended September 30, 2011 as a result of the challenging market conditions in the 2011 period and (ii) a larger net reversal of valuation allowance on our manufactured housing loans by $2.7 million in the period ended 2010 than in the 2011 period due to the reclassification of our manufactured housing loan portfolio II from held-for-sale to held-for-investment in May 2011. This change in fair values and the reclassification impacted the amount of valuation allowance we were able to reverse during those periods.

Nine months ended September 30, 2011 compared to the nine months ended September 30, 2010

The valuation allowance (reversal) on loans changed by $254.5 million primarily due to (i) a significantly larger net increase in fair values by $217.4 million on our real estate related loans and residential mortgage loans during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2011 as a result of market conditions improving more in the 2010 period then in the 2011 period and (ii) a larger net reversal of valuation allowance on our manufactured housing loans by $37.1 million in the 2010 period than the 2011 period due to the reclassification of our manufactured housing loan portfolios I and II from held-for-sale to held-for-investment in April 2010 and May 2011, respectively. This change in fair values and the reclassification impacted the amount of valuation allowance we were able to reverse during those periods.

In addition, the reversal of previously established valuation allowances will likely decline over time as the reversal is subject to (i) a continued improvement in loan valuations and (ii) the amount of previously established allowances that have not yet been reversed.

Other-than-temporary Impairment on Securities, Net

Three months ended September 30, 2011 compared to the three months ended September 30, 2010

The other-than-temporary impairment on securities decreased by $6.0 million primarily due to improved market conditions. We recorded an impairment charge of $4.0 million on 12 securities during the quarter ended September 30, 2011, compared to an impairment charge of $10.0 million on 21 securities during the quarter ended September 30, 2010.

Nine months ended September 30, 2011 compared to the nine months ended September 30, 2010

The other-than-temporary impairment on securities decreased by $73.2 million primarily due to improved market conditions. We recorded an impairment charge of $13.6 million on 25 securities during the nine months ended September 30, 2011, compared to an impairment charge of $86.8 million on 101 securities during the nine months ended September 30, 2010.

Gain (Loss) on Settlement of Investments, Net

Three months ended September 30, 2011 compared to the three months ended September 30, 2010

The net gain on settlement of investments increased by $6.8 million as a result of the increased volume of sales at a gain and repayments of investments. We recorded a net gain of $5.6 million on 19 securities and loans that were sold or paid off during the quarter ended September 30, 2011, compared to a net loss of $1.1 million on 6 securities and loans that were sold or paid off during the quarter ended September 30, 2010.

Nine months ended September 30, 2011 compared to the nine months ended September 30, 2010

The net gain on settlement of investments increased by $57.8 million as a result of the increased volume of sales and repayments of investments. We recorded a net gain of $75.3 million on 90 securities, loans and derivatives that were sold, paid off or terminated during the nine months ended September 30, 2011, compared to a net gain of $17.5 million on 46 securities, loans and derivatives that were sold, paid off or terminated during the nine months ended September 30, 2010.

Gain (Loss) on Extinguishment of Debt

Three months ended September 30, 2011 compared to the three months ended September 30, 2010

The gain on extinguishment of debt decreased by $30.7 million due to a lower face amount and a higher average price of debt repurchased in the three months ended September 30, 2011 compared to the three months ended September 30, 2010. We repurchased $20.0 million face amount of our own CDO debt and other bond payable at an average price of 19.9% of par during the three months ended September 30, 2011 compared to $48.1 million face amount of CDO bonds repurchased at an average price of 3.1% of par during the three months ended September 30, 2010.

Nine months ended September 30, 2011 compared to the nine months ended September 30, 2010

The gain on extinguishment of debt decreased by $81.3 million due to a lower face amount and a higher average price of debt repurchased in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. We repurchased $155.1 million face amount of our own CDO debt and other bond payable at an average price of 60.8% of par during the nine months ended September 30, 2011 compared to $168.0 million face amount of CDO bonds repurchased at an average price of 15.2% of par during the nine months ended September 30, 2010.

Other Income (Loss), Net

Three months ended September 30, 2011 compared to the three months ended September 30, 2010

Other loss decreased by $6.1 million primarily due to the recognition of net unrealized losses on certain interest rate swap agreements in the quarter ended September 30, 2010. These interest rate swap agreements were de-designated as accounting hedges during the quarter ended September 30, 2010 as the hedged items were considered not probable of occurring.

Nine months ended September 30, 2011 compared to the nine months ended September 30, 2010

Other loss remained relatively unchanged during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. A $1.8 million increase in management fees, included in Other Income, in 2011 related to our acquisition of the collateral management rights with respect to certain C-BASS CBOs in February 2011 was partially offset by a $1.1 million increase in net unrealized losses on certain interest rate swap agreements recorded during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.

Loan and Security Servicing Expense

Loan and security servicing expense remained relatively stable during the three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010.

General and Administrative Expense

Three months ended September 30, 2011 compared to the three months ended September 30, 2010

General and administrative expense decreased by $0.4 million primarily due a $0.3 million decrease in directors and officers liability insurance expense.

Nine months ended September 30, 2011 compared to the nine months ended September 30, 2010

General and administrative expense decreased by $2.3 million primarily due (i) a $1.2 million decrease in legal and professional fees which was incurred in connection with the preferred stock exchange and the restructuring of our junior subordinated notes during the nine months ended September 30, 2010 and (ii) a $0.9 million decrease in directors and officers liability insurance expense.

Management Fee to Affiliate

Three months ended September 30, 2011 compared to the three months ended September 30, 2010

Management fees increased by $0.3 million primarily due to an increase in gross equity as a result of the closing of our public offering of common stock in March 2011.

Nine months ended September 30, 2011 compared to the nine months ended September 30, 2010

Management fees increased by $0.3 million during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 due to a net increase in gross equity as a result of the closing of our public offering of common stock in March 2011, partially offset by the return of capital distributions made on our preferred stock in 2010.

Our public offering of common stock on September 27, 2011 had no significant impact on management fees during the period presented.

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

Sources of Liquidity and Uses of Capital

As of the date of this filing, we have sufficient liquid assets, which include unrestricted cash and FNMA/FHLMC securities, to satisfy all of our short-term recourse liabilities and junior subordinated notes payable, which are long-term obligations. With respect to the next twelve months, we expect that our cash on hand combined with our cash flow provided by operations will be sufficient to satisfy our anticipated liquidity needs with respect to our current investment portfolio, including related financings, hedging activity, potential margin calls and operating expenses. While it is inherently more difficult to forecast beyond the next twelve months, we currently expect to meet our long term liquidity requirements, specifically the repayment of our recourse debt obligations, through our cash on hand and, if needed, additional borrowings, proceeds received from repurchase agreements and similar financings, and the liquidation or refinancing of our assets.

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

In September 2011, we raised approximately $112 million through a public offering of our common shares.

From January 1, 2011 through November 4, 2011, we purchased $222.3 million principal balance of FNMA/FHLMC securities (primarily one-year ARMs) for $233.0 million, using $11.9 million of unrestricted cash and financed with $221.1 million of new repurchase agreements.

Certain details regarding our liquidity, current financings and capital obligations as of November 4, 2011 are set forth below:

•	Cash – We had a total of $274.9 million of cash, comprised of $190.5 million of unrestricted cash and $84.4 million of restricted cash held for reinvestment in our CDOs;

•

Margin Exposure and Recourse Financings – We have margin exposure on a $11.6 million repurchase agreement related to the financing of the Newcastle Class-I MM notes (of which only $2.9 million is recourse) and a $206.7 million repurchase agreement related to the financing of FNMA/FHLMC securities. The following table compares our recourse financings excluding the junior subordinated notes:

Recourse Financings	November 4, 2011	September 30, 2011	December 31, 2010
CDO Securities	$2,908	$2,922	$4,683

Non-FNMA/FHLMC recourse financings	2,908	2,922	4,683

FNMA/FHLMC securities	206,707	209,242	—

Total recourse financings	$209,615	$212,164	$4,683

The non-FNMA/FHLMC recourse financings and the FNMA/FHLMC recourse financing will mature in December 2011 and November 2011, respectively.

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

•

Access to Financing from Counterparties – Decisions by investors, counterparties and lenders to enter into transactions with us will depend upon a number of factors, such as our historical and projected financial performance, compliance with the terms of our current credit and derivative arrangements, industry and market trends, the availability of capital and our investors’, counterparties’ and lenders’ policies and rates applicable thereto, and the relative attractiveness of alternative investment or lending opportunities. Recent conditions and events have limited the array of capital resources available to us and made the terms of capital resources we are able to obtain generally less favorable to us relative to the terms we were able to obtain prior to the onset of challenging conditions. Our business strategy is dependent upon our ability to finance our real estate securities, loans and other real estate related assets at rates that provide a positive net spread. Currently, spreads for such liabilities have widened relative to historical levels and demand for such liabilities remains lower than the demand prior to the onset of challenging market conditions.

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

Investment Portfolio

The following summarizes our investment portfolio at September 30, 2011 (dollars in millions).

	Outstanding Face Amount	Amortized Cost Basis (1)	Percentage of Total Amortized Cost Basis	Carrying Value	Number of Investments	Credit (2)	Weighted Average Life (years) (3)
Investment (7)
Commercial
CMBS	$1,493	$1,069	37.3%	$1,061	206	BB	3.9
Mezzanine Loans	560	443	15.5%	443	16	68%	2.3
B-Notes	255	188	6.5%	188	9	78%	1.8
Whole Loans	31	31	1.1%	31	3	48%	2.1
CDO Securities (4)	90	68	2.4%	57	3	BB+	3.7
Other Investments (5)	25	25	0.9%	25	1	—	—

Total Commercial Assets	2,454	1,824	63.7%	1,805			3.3

Residential
Manufactured Housing and Residential Mortgage Loans	391	338	11.8%	338	10,340	705	6.3
Subprime Securities	270	144	5.0%	151	64	B+	6.5
Real Estate ABS	53	41	1.4%	40	14	BBB	6.4

	714	523	18.2%	529			6.4

FNMA/FHLMC securities	211	221	7.7%	221	26	AAA	4.6

Total Residential Assets	925	744	25.9%	750			6.0

Corporate
REIT Debt	137	137	4.8%	134	20	BB+	2.7
Corporate Bank Loans	278	160	5.6%	160	6	CC	3.0

Total Corporate Assets	415	297	10.4%	294			2.9

TOTAL / WA	$3,794	$2,865	100.0%	$2,849			3.9

Reconciliation to GAAP total assets:
Other assets
Subprime mortgage loans subject to call option (6)				404
Real estate held-for-sale				8
Cash and restricted cash				383
Other				39

GAAP total assets				$3,683

WA – Weighted average, in all tables.

(1)	Net of impairment.
(2)	Credit represents the weighted average of minimum rating for rated assets, the loan-to-value ratio (based on the appraised value at the time of purchase or refinancing) for non-rated commercial assets, or the FICO score for non-rated residential assets and an implied AAA rating for FNMA/FHLMC securities. Ratings provided above were determined by third party rating agencies as of a particular date, may not be current and are subject to change at any time.
(3)	Weighted average life is based on the timing of expected principal reduction on the asset.
(4)	Represents non-consolidated CDO securities, excluding those with a zero value, which had an aggregate face amount of $117 million.
(5)	Represents an equity investment in a real estate owned property.
(6)	Our subprime mortgage loans subject to call option are excluded from the statistics because they result from an option, not an obligation, to repurchase such loans, are noneconomic until such option is exercised, and are offset by an equal liability on the consolidated balance sheet.
(7)	The following tables summarize certain supplemental data relating to our investments (dollars in tables in thousands):

CMBS

Deal Vintage (A)	Average Minimum Rating (B)	Number	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Delinquency 60+/FC/REO (C)	Principal Subordination (D)	Weighted Average Life (years) (E)
Pre 2004	BB+	67	$330,670	$311,149	29.1%	$287,725	6.4%	13.7%	1.6
2004	BB+	31	144,015	112,741	10.5%	105,214	3.1%	7.7%	3.6
2005	BB	30	312,213	175,555	16.4%	201,250	4.6%	7.8%	3.3
2006	BB	43	387,280	261,494	24.5%	254,312	7.6%	11.9%	3.9
2007	B	16	121,638	34,936	3.3%	52,134	19.7%	11.5%	4.4
2010	BB+	4	46,798	43,434	4.1%	39,608	0.0%	3.5%	9.1
2011	BBB	15	150,000	129,639	12.1%	120,391	0.0%	6.8%	8.8

Total / WA	BB	206	$1,492,614	$1,068,948	100.0%	$1,060,634	6.3%	10.2%	3.9

(A)	The year in which the securities were issued.
(B)	Ratings provided above were determined by third party rating agencies as of a particular date, may not be current and are subject to change at any time. We had $24.4 million of CMBS assets that were on negative watch for possible downgrade by at least one rating agency as of September 30, 2011.
(C)	The percentage of underlying loans that are 60+ days delinquent, in foreclosure or considered real estate owned (REO).
(D)	The percentage of the outstanding face amount of securities that is subordinate to our investments.
(E)	Weighted average life is based on the timing of expected principal reduction on the asset.

CDO Securities (A)

Collateral Manager	Primary Collateral Type	Number	Average Minimum Rating (B)	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Principal Subordination (C)
Third Party	CMBS	1	BBB-	$78,338	$60,791	89.4%	$50,136	51.6%
Newcastle	CMBS	1	BBB-	6,053	4,562	6.8%	4,562	27.7%
Newcastle	ABS	1	CC	5,500	2,540	3.8%	2,640	56.4%

TOTAL/WA		3	BB+	$89,891	$67,893	100.0%	$57,338	50.3%

(A)	Represents non-consolidated CDO securities, excluding ten securities with a zero value, which had an aggregate face amount of $117 million.
(B)	Ratings provided above were determined by third party rating agencies as of a particular date, may not be current and are subject to change at any time.
(C)	The percentage of the outstanding face amount of securities that is subordinate to our investments.

Mezzanine Loans, B-Notes and Whole Loans

Asset Type	Number	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Weighted Average First Dollar Loan to Value (A)	Weighted Average Last Dollar to Loan Value (A)	Delinquency (B)
Mezzanine Loans	16	$560,563	$443,361	67.0%	$443,361	57.5%	68.0%	11.3%
B-Notes	9	255,085	187,865	28.4%	187,865	65.0%	77.7%	17.7%
Whole Loans	3	30,670	30,670	4.6%	30,670	0.0%	48.2%	0.0%

Total/WA	28	$846,318	$661,896	100.0%	$661,896	57.7%	70.2%	12.8%

(A)	Loan to value is based on the appraised value at the time of purchase or refinancing.
(B)	The percentage of underlying loans that are non-performing, in foreclosure, under bankruptcy filing or considered real estate owned.

Manufactured Housing and Residential Loans

Deal	Average FICO Score (A)	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Average Loan Age (years)	Original Balance	Delinquency 90+/FC/REO (B)	Cumulative Loss to Date
Manufactured Housing Loans Portfolio I	703	$139,891	$113,566	33.6%	$113,566	9.8	$327,855	1.1%	7.6%
Manufactured Housing Loans Portfolio II	702	190,022	180,371	53.4%	180,371	12.1	434,743	1.7%	5.8%
Residential Loans Portfolio I	715	57,612	40,699	12.0%	40,699	8.3	646,357	12.5%	0.4%
Residential Loans Portfolio II	737	3,779	3,395	1.0%	3,395	7.1	83,950	0.0%	0.0%

Total / WA	705	$391,304	$338,031	100.0%	$338,031	10.6	$1,492,905	3.0%	5.6%

(A)	Based on updated FICO scores provided by the loan servicer of the manufactured housing loan portfolios and original FICO scores for the residential loan portfolios as the loan servicers of the residential loan portfolios do not provide updated FICO scores.
(B)	The percentage of loans that are 90+ days delinquent, or in foreclosure or considered real estate owned (REO).

Subprime Securities (A)

	Security Characteristics
Vintage (B)	Average Minimum Rating (C)	Number of Securities	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Principal Subordination (D)	Excess Spread (E)
2003	B-	14	$14,313	$6,945	4.8%	$8,337	24.5%	4.2%
2004	BB-	9	36,162	17,484	12.1%	19,478	24.8%	3.8%
2005	B-	26	111,255	43,171	30.0%	44,355	32.5%	4.6%
2006	B+	7	59,541	39,545	27.5%	40,240	41.3%	5.1%
2007 and later	BB	8	49,159	36,903	25.6%	38,494	20.5%	2.5%

Total / WA	B+	64	$270,430	$144,048	100.0%	$150,904	30.8%	4.2%

	Collateral Characteristics
Vintage (B)	Average Loan Age (years)	Collateral Factor (F)	3 month CPR (G)	Delinquency (H)	Cumulative Losses to Date
2003	8.8	0.09	6.6%	17.0%	4.0%
2004	7.3	0.14	8.4%	17.4%	4.1%
2005	6.4	0.18	11.0%	28.8%	10.7%
2006	5.5	0.33	13.1%	24.2%	17.9%
2007 and later	3.4	0.33	6.8%	15.9%	13.8%

Total / WA	5.9	0.23	10.1%	23.3%	11.6%

Real Estate ABS

	Security Characteristics
Asset Type	Average Minimum Rating (C)	Number	Outstanding Face Amount	Amortized Cost Basis Amount	Percentage of Total Amortized Basis	Carrying Value	Principal Subordination (D)	Excess Spread (E)
Manufactured Housing	BBB+	7	$31,446	$30,614	73.8%	$31,909	41.1%	1.5%
Small Business Loans	BBB-	7	21,177	10,869	26.2%	8,101	24.6%	0.9%

Total / WA	BBB	14	$52,623	$41,483	100.0%	$40,010	34.5%	1.3%

	Collateral Characteristics
Asset Type	Average Loan Age (years)	Collateral Factor (F)	3 Month CPR (G)	Delinquency (H)	Cumulative Loss to Date
Manufactured Housing	12.1	0.26	7.0%	1.1%	13.2%
Small Business Loans	6.2	0.55	9.3%	20.0%	15.3%

Total / WA	9.7	0.37	7.9%	8.7%	14.1%

(A)	Includes subprime retained securities in the securitizations of Subprime Portfolios I and II. For further information on these securitizations, see Note 4 to our consolidated financial statements included herein.
(B)	The year in which the securities were issued.
(C)	Ratings provided above were determined by third party rating agencies as of a particular date, may not be current and are subject to change at any time. We had approximately $79.0 million of ABS assets that were on negative watch for possible downgrade by at least one rating agency as of September 30, 2011.
(D)	The percentage of the outstanding face amount of securities and residual interests that is subordinate to our investments.
(E)	The annualized amount of interest received on the underlying loans in excess of the interest paid on the securities, as a percentage of the outstanding collateral balance.
(F)	The ratio of original unpaid principal balance of loans still outstanding.
(G)	Three month average constant prepayment rate.
(H)	The percentage of underlying loans that are 90+ days delinquent, or in foreclosure or considered real estate owned (REO).

REIT Debt

Industry	Average Minimum Rating (A)	Number	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value
Retail	A-	4	$34,525	$33,671	24.6%	$36,497
Diversified	CCC+	4	39,286	39,282	28.7%	31,631
Office	BBB	6	34,117	34,501	25.2%	35,116
Multifamily	BBB	3	12,765	12,800	9.4%	13,522
Healthcare	BBB-	3	16,700	16,506	12.1%	17,585

Total / WA	BB+	20	$137,393	$136,760	100.0%	$134,351

Corporate Bank Loans

Industry	Average Minimum Rating (A)	Number	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value
Real Estate	NR	1	$17,811	$16,208	10.1%	$16,208
Media	CCC-	2	110,710	28,830	18.0%	28,830
Resorts	NR	1	130,952	100,952	63.2%	100,952
Restaurant	B	2	18,068	13,888	8.7%	13,888

Total / WA	CC	6	$277,541	$159,878	100.0%	$159,878

(A)	Ratings provided above were determined by third party rating agencies as of a particular date, may not be current and are subject to change at any time. We had [no corporate assets] that were on negative watch for possible downgrade by at least one rating agency as of September 30, 2011.

Debt Obligations

Our debt obligations, as summarized in Note 5 to our consolidated financial statements included herein, existing at September 30, 2011 (gross of $4.6 million of discounts) had contractual maturities as follows (in thousands):

	Nonrecourse	Recourse	Total
Period from October 1, 2011 through December 31, 2011	$8,764	$212,164	$220,928
2012	—	—	—
2013	—	—	—
2014	—	—	—
2015	—	—	—
2016	—	—	—
Thereafter	3,047,667	51,004	3,098,671

Total	$3,056,431	$263,168	$3,319,599

Certain of the debt obligations included above are obligations of our consolidated subsidiaries which own the related collateral. In some cases, including the CDO and Other Bonds Payable, such collateral is not available to other creditors of ours.

Our non-CDO debt obligations contain various customary loan covenants. We were in compliance with all of the covenants in our non-CDO financings as of September 30, 2011.

The following table provides additional information regarding short-term borrowings. These short-term borrowings were used to finance certain of our investments in real estate securities and loans, including FNMA/FHLMC securities, and our investments in the senior notes issued by Newcastle CDO VI.

			Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
	Outstanding Balance at September 30, 2011		Average Daily Amount Outstanding	Maximum Amount Outstanding	Weighted Average Interest Rate	Average Daily Amount Outstanding	Maximum Amount Outstanding	Weighted Average Interest Rate
Repurchase agreements	$220,928	*	$214,790	$228,214	0.39%	$127,340	$228,214	0.47%

*	Of which only $212.2 million had recourse to us.

On May 4, 2011, we completed a securitization transaction to refinance Manufactured Housing Loans Portfolio II. We sold approximately $197.0 million outstanding principal balance of manufactured housing loans to Newcastle Investment Trust 2011-MH 1 (the “Issuer”), an indirect wholly-owned subsidiary of Newcastle. The Issuer issued approximately $159.8 million aggregate principal amount of investment grade notes, of which $142.8 million was sold to third parties and $17.0 million was sold to one of the CDOs managed and consolidated by us. In addition, we retained the below investment grade notes and residual interest. As a result, we invested approximately $20.0 million of unrestricted cash in the new securitization structure. The notes issued to third parties had an average expected maturity of 3.8 years and bore interest at an average rate of 3.23% per annum at issuance. At the closing of the securitization transaction, we used the gross proceeds received from the issuance of the notes to repay the previously existing debt in full, terminate the related interest rate swap contracts and pay the related transaction costs. Under the applicable accounting guidance, the securitization transaction is accounted for as a secured borrowing. As a result, no gain or loss is recorded for the transaction. We continue to recognize the portfolio of manufactured housing loans as pledged assets, which have been classified as loans held-for-investment at securitization, and record the notes issued to third parties as a secured borrowing. The associated assets, liabilities, revenues and expenses are presented in the non-recourse financing structure sections of the consolidated financial statements.

In the first nine months of 2011, we purchased $222.3 million principal balance of FNMA/FHLMC securities (primarily one-year ARMs) for approximately $233.0 million, using $11.9 million of unrestricted cash and financed with $221.1 million of repurchase agreements. These repurchase agreements bear interest at 0.31%, mature in November 2011, and are subject to customary margin provisions.

In the first nine months of 2011, we repurchased $155.1 million face amount of CDO bonds and notes payable for $94.3 million. As a result, we extinguished $155.1 million face amount of CDO debt and notes payable and recorded a gain on extinguishment of debt of $60.4 million.

Each of our CDO financings contains tests that measure the amount of over collateralization and excess interest in the transaction. At issuance, each of our CDOs passed all of these tests. Failure to satisfy these tests would generally cause (or has caused) the cash flow that would otherwise be distributed to the more junior classes of securities (including those held by Newcastle) to be redirected to pay down the most senior class of securities outstanding until the tests are satisfied. As a result, our cash flow and liquidity are negatively impacted upon such a failure, and the impact could be (and has been) material. The table set forth below presents data, including the most recent quarterly cash flows received by Newcastle, for each of our CDOs, and sets forth which of the CDOs have satisfied these tests in the most recent quarter. The amounts set forth are as of September 30, 2011 unless otherwise noted (dollars in thousands). For those CDOs that have failed their applicable over collateralization tests, the impact of failing is already reflected in the cash flow set forth in the table. For those CDOs that have satisfied their applicable over collateralization tests, we could potentially lose substantially all of the cash flows from those CDOs in future quarters if we fail to satisfy the tests in the future. The amounts in the table reflect data at the CDO level and thus are different from the GAAP balance sheet due to intercompany amounts eliminated in Newcastle’s consolidated balance sheet.

Balance Sheet:	CDO IV			CDO VI			CDO VIII			CDO IX			CDO X
Assets Face Amount		$219,863			$265,328			$929,787			$791,076			$1,368,688
Assets Fair Value		188,788			164,501			657,261			624,453			999,364
Issued Debt Face Amount (1)		114,857			124,049			658,313			530,125			1,204,250
Derivative Net Liabilities Fair Value		8,123			24,137			19,309			665			76,332
Cash Receipts:
Quarterly net cash receipts (2)		$394			$155			$4,686			$5,245			$5,704

Collateral Composition (3):	Face	Fair Value		Face	Fair Value		Face	Fair Value		Face	Fair Value		Face	Fair Value
CMBS	$143,704	$119,939	BB-	$138,999	$76,929	BB-	$160,445	$85,457	B+	$78,000	$67,681	BB	$954,095	$710,627	BB+
REIT Debt	43,617	45,346	BBB	54,200	54,236	BBB-	—	—	—	—	—	—	39,576	34,770	B
ABS	21,105	14,031	BB-	70,348	31,715	B	79,415	58,334	BB-	3,232	2,956	BBB+	233,987	165,642	BB+
Bank Loans	1,705	1,552	D	1,781	1,621	D	207,862	144,865	B-	164,833	116,187	CCC	28,913	7,530	CCC-
Mezzanine Loans / B-Notes / Whole Loans	9,732	7,920	BB+	—	—	—	358,953	304,988	CCC	407,998	347,675	CCC	—	—	—
CDO	—	—	—	—	—	—	80,250	20,755	CCC-	76,466	27,230	CCC+	55,017	23,695	B-
Residential Loans	—	—	—	—	—	—	—	—	—	3,778	3,395	D	—	—	—
Other Investments	—	—	—	—	—	—	—	—	—	18,883	21,443	—	—	—	—
Cash for Reinvestment	—	—	—	—	—	—	42,862	42,862	—	37,886	37,886	—	57,100	57,100	—

Total	$219,863	$188,788	BB	$265,328	$164,501	BB-	$929,787	$657,261	B-	$791,076	$624,453	CCC+	$1,368,688	$999,364	BB+

Collateral on Negative Watch (4)	$1,155			$7,878			$25,563			$1,170			$66,970
CDO Cash Flow Triggers (5):
Over Collateralization (6):
As of Sep-2011 remittance Cushion (Deficit) ($)		$(10,260)			$(165,735)			$54,135			$93,283			$105,811
As of Oct-2011 remittance Cushion (Deficit) ($)		—			(172,787)			56,590			96,190			97,654
Interest Coverage (6):
As of Sep-2011 remittance Cushion (Deficit) (%)		44.5%			19.1%			324.4%			363.8%			388.5%
As of Oct-2011 remittance Cushion (Deficit) (%)		—			(93.2%)			342.4%			383.8%			240.9%
CDO Overview:
Effective		Sep-04			Aug-05			Mar-07			Jul-07			Dec-07
Reinvestment Period End (7)		Passed			Passed			Nov-11			May-12			Jul-12
Optional Call (8)		Passed			Passed			Passed			Passed			Passed
Auction Call (9)		Mar-14			Apr-15			Nov-16			May-17			Jul-17
WA Debt Spread (bps) (10)		75			45			44			58			36

See notes on next page.

(1)	Includes CDO bonds issued to third parties and held by Newcastle’s consolidated CDOs.
(2)	Represents net cash received from each CDO based on all of our interests in such CDO (including senior management fees but excluding principal received from senior CDO bonds owned by Newcastle) for the three months ended September 30, 2011. Cash receipts for this period include $1.5 million of senior collateral management fees, and may not be indicative of cash receipts for subsequent periods. Excluded from the quarterly net cash receipts was $8.2 million of unrestricted cash received from principal repayment on Newcastle CDO debt. This cash represents a return of principal and the realization of the difference between par and the discounted purchase price of Newcastle CDO debt. See “Cautionary Note Regarding Forward Looking Statements” for risks and uncertainties that could cause our receipts for subsequent periods to differ materially from these amounts.
(3)	Collateral composition is calculated as a percentage of the face amount of collateral and includes CDO bonds of $202.5 million and other bonds and notes payable of $104.4 million issued by Newcastle and three bank loans of $127.6 million, collateralized by Newcastle’s CDO VI bonds, real estate properties and a third party CDO security, which are eliminated in consolidation. The fair value of these CDO bonds, other bonds and notes payable and bank loans was $65.8 million, $82.5 million and $109.9 million at September 30, 2011, respectively. Also reflected are weighted average credit ratings, which were determined by third party rating agencies as of a particular date, may not be current and are subject to change (including a “negative watch” assignment) at any time.
(4)	Represents the face amount of collateral on negative watch for possible downgrade by at least one rating agency (Moody’s, S&P or Fitch) as of the determination date in September 2011 for CDO IV, as this CDO only reports actual over collateralization excess percentages on a quarterly basis, and as of the determination date in October 2011 for all other CDOs. The amount does not include any bonds issued by Newcastle, which are eliminated in consolidation and not reflected in the investment portfolio disclosures.
(5)	Each of our CDO financings contains tests that measure the amount of over collateralization and excess interest in the transaction. Failure to satisfy these tests would cause the principal and/or interest cashflow that would otherwise be distributed to more junior classes of securities (including those held by Newcastle) to be redirected to pay down the most senior class of securities outstanding until the tests are satisfied. As a result, our cash flow and liquidity are negatively impacted upon such a failure, and the impact could be material. Each CDO contains tests at various over collateralization and interest coverage percentage levels. The trigger percentages used above represent the first threshold at which cashflows would be redirected as described in this footnote. The data presented is as of the most recent remittance date on or before September 30, 2011 or October 31, 2011, as applicable, and may change or have changed subsequent to that date. CDO IV only reports on a quarterly basis and, therefore, no updated October 2011 information is available. In addition, our CDOs may also contain specific over collateralization tests that, if failed, can result in the occurrence of an event of default or our being removed as collateral manager of the CDO. On June 17, 2011, as a result of the failure of the collateral manager over-collateralization trigger, we deconsolidated CDO V. However, we continue to receive the senior collateral manager fee from this CDO. Failure of the over collateralization tests can also cause a “phantom income” issue if cash that constitutes income is diverted to pay down debt instead of being distributed to us. As of the September 2011 remittance date for CDO IV and as of the October 2011 remittance date for CDO VI, these CDOs were not in compliance with their applicable over collateralization tests and, consequently, we were not receiving cash flows from these CDOs (other than senior management fees and cash flows on senior classes of bonds we own). Based upon our current calculations, we expect these portfolios to remain out of compliance for the foreseeable future. Moreover, given current market conditions, it is possible that all of our CDOs could be out of compliance with their over collateralization tests as of one or more measurement dates within the next twelve months. Our ability to rebalance will depend upon the availability of suitable securities, market prices, whether the reinvestment period of the applicable CDO has ended, and other factors that are beyond our control. Such rebalancing efforts may be extremely difficult given current market conditions and we cannot assure you that we will be successful in our rebalancing efforts. If the liabilities of our CDOs are downgraded by Moody’s to certain predetermined levels, our discretion to rebalance the applicable CDO portfolios may be negatively impacted. Moreover, if we bring these coverage tests into compliance, we cannot assure you that they will not fall out of compliance in the future or that we will be able to correct any noncompliance. For a more detailed discussion of the impact of CDO financings on our cash flows, see Part II, Item 1A, “Risk Factors – The use of CDO financings with coverage tests may have a negative impact on our operating results and cash flows.”
(6)	Represents excess or deficiency under the applicable over collateralization or interest coverage tests to the first threshold at which cash flow would be redirected. We generally do not receive material cash flow from the junior classes of a CDO until a deficiency is corrected. Ratings downgrades of assets in our CDOs can negatively impact compliance with the over collateralization tests. Generally, the over collateralization test measures the principal balance of the specified pool of assets in a CDO against the corresponding liabilities issued by the CDO. However, based on ratings downgrades, the principal balance of an asset or of a specified percentage of assets in a CDO may be deemed reduced below their current balance to levels set forth in the related CDO documents for purposes of calculating the over collateralization test. As a result, ratings downgrades can reduce the principal balance of the assets used in the over collateralization test relative to the corresponding liabilities in the test, thereby reducing the over collateralization percentage. In addition, actual defaults of an asset would also negatively impact compliance with the over collateralization tests. Failure to satisfy an over collateralization test could result in the redirection of cashflows as described in footnote 5 above or, in certain circumstances, in our removal as manager of the applicable portfolio.
(7)	Our CDO financings typically have a 5-year reinvestment period. Generally, after such period ends, principal payments on the collateral are used to paydown the most senior debt outstanding. Prior to the end of the reinvestment period, principal payments received on the collateral are reinvested.
(8)	At the option call date, Newcastle, as the equity holder, has the right to payoff the CDO bonds at their related redemption price.
(9)	At the auction call date, there is a mandatory auction of the assets pursuant to which the collateral manager will solicit bids for the CDO assets. If the aggregate amount of the bids are sufficient to pay off the outstanding CDO bonds set forth in the CDO governing document, the assets will be sold and the CDO bonds will be redeemed. However, if the aggregate amount of the bids are insufficient to pay off the outstanding CDO bonds set forth in the CDO governing document, the assets will not be sold and the redemption of CDO bonds will not occur.
(10)	Debt spread represents the spread above the benchmark interest rate (LIBOR or U.S. Treasuries) that Newcastle pays on its debt.

The following table sets forth further information with respect to the bonds of our consolidated CDO financings as of September 30, 2011 (dollars in thousands):

		Current Face Amount (1)
		Held By
Class	Original Face Amount	Third Parties	Newcastle CDOs (2)	Newcastle Outside of its CDOs (3)		Total	Stated Interest Rate
CDO IV
Class I	$353,250	$81,929	$—	$62,778		$144,707	LIBOR +	0.40%
Class II-FL	13,000	3,000	—	10,000		13,000	LIBOR +	0.65%
Class II-FX	7,250	—	5,250	2,000		7,250		4.73%
Class III-FL	7,500	5,000	—	2,500		7,500	LIBOR +	1.00%
Class III-FX	15,000	1,462	—	10,623		12,085		5.11%
Class IV-FL	9,000	8,325	—	—		8,325	LIBOR +	2.25%
Class IV-FX	9,000	9,891	—	—		9,891		6.34%
Class V	13,500	—	—	16,375		16,375		8.67%
Preferred	22,500	—	—	22,500		22,500		N/A

	$450,000	$109,607	$5,250	$126,776		$241,633

CDO VI
Class I-MM	$323,000	$—	$33,017	$145,760	*	$178,777	LIBOR +	0.25%
Class I-B	59,000	59,000	—	—		59,000	LIBOR +	0.40%
Class II	33,000	23,416	—	10,181		33,597	LIBOR +	0.50%
Class III-FL	15,000	5,143	—	10,287		15,430	LIBOR +	0.80%
Class III-FX	5,000	—	—	5,787		5,787		5.67%
Class IV-FL	9,600	632	—	9,479		10,111	LIBOR +	1.70%
Class IV-FX	2,400	2,841	—	—		2,841		6.55%
Class V	21,000	—	—	25,679		25,679		7.81%
Preferred	32,000	—	—	32,000		32,000		N/A

	$500,000	$91,032	$33,017	$239,173		$363,222

CDO VIII (4)
Class I-A	$462,500	$462,500	$—	$—		$462,500	LIBOR +	0.28%
Class I-AR	60,000	60,000	—	—		60,000	LIBOR +	0.34%
Class I-B	38,000	4,000	—	34,000		38,000	LIBOR +	0.36%
Class II	42,750	—	29,000	13,750		42,750	LIBOR +	0.42%
Class III	42,750	—	22,750	20,000		42,750	LIBOR +	0.50%
Class IV	28,500	—	—	—		—	LIBOR +	0.60%
Class V	28,500	28,500	—	—		28,500	LIBOR +	0.75%
Class VI	27,312	—	—	—		—	LIBOR +	0.80%
Class VII	21,375	—	—	—		—	LIBOR +	0.90%
Class VIII	22,563	11,063	8,250	3,250		22,563	LIBOR +	1.45%
Class IX-FL	6,000	6,000	—	—		6,000	LIBOR +	1.80%
Class IX-FX	7,600	7,600	—	—		7,600		6.80%
Class X	19,650	18,650	—	—		18,650	LIBOR +	2.25%
Class XI	26,125	—	—	24,125		24,125	LIBOR +	2.50%
Class XII	28,500	—	—	28,500		28,500		7.50%
Preferred	87,875	—	—	87,875		87,875		N/A

	$950,000	$598,313	$60,000	$211,500		$869,813

*	Of the $145.8 million CDO VI Class I-MM bonds, $113.3 million served as collateral for a $73.0 million bank loan owned jointly by two of Newcastle’s CDOs and $32.5 million served as collateral for a $11.6 million repurchase agreement financing.

Continued on next page.

		Current Face Amount (1)
		Held By
Class	Original Face Amount	Third Parties	Newcastle CDOs (2)	Newcastle Outside of its CDOs (3)	Total	Stated Interest Rate
CDO IX (4)
Class A-1	$379,500	$379,500	$—	$—	$379,500	LIBOR +	0.26%
Class A-2	115,500	65,500	—	50,000	115,500	LIBOR +	0.47%
Class B	37,125	35,125	—	2,000	37,125	LIBOR +	0.65%
Class C	33,000	—	—	—	—	LIBOR +	0.93%
Class D	20,625	—	—	—	—	LIBOR +	1.00%
Class E	24,750	—	—	24,750	24,750	LIBOR +	1.10%
Class F	18,562	—	—	18,562	18,562	LIBOR +	1.30%
Class G	18,562	—	—	11,262	11,262	LIBOR +	1.50%
Class H	21,656	—	8,751	9,305	18,056	LIBOR +	2.50%
Class J	21,656	—	21,656	—	21,656	LIBOR +	3.00%
Class K	19,593	—	19,593	—	19,593	LIBOR +	3.50%
Class L	23,718	—	—	23,718	23,718		7.50%
Class M	39,187	—	—	39,187	39,187		8.00%
Preferred	51,566	—	—	51,566	51,566		N/A

	$825,000	$480,125	$50,000	$230,350	$760,475

CDO X (4)
Class A-1	$980,000	$980,000	$—	$—	$980,000	LIBOR +	0.26%
Class A-2	140,000	140,000	—	—	140,000	LIBOR +	0.35%
Class A-3	99,750	30,000	—	—	30,000	LIBOR +	0.60%
Class B	28,000	—	—	—	—	LIBOR +	1.25%
Class C	40,250	—	32,250	—	32,250	LIBOR +	1.75%
Class D	22,000	—	22,000	—	22,000	LIBOR +	2.50%
Class E	13,500	—	—	13,500	13,500	LIBOR +	3.00%
Class F	14,000	—	—	14,000	14,000		9.04%
Preferred	62,500	—	—	62,500	62,500		N/A

	$1,400,000	$1,150,000	$54,250	$90,000	$1,294,250

(1)	The amounts presented in these columns exclude the face amount of any cancelled bonds within an applicable class.
(2)	Amounts in this column represent the amount of bonds of the applicable class held by Newcastle’s consolidated CDOs. These bonds are eliminated in Newcastle’s consolidated balance sheet.
(3)	Amounts in this column represent the amount of bonds of the applicable class held as investments by Newcastle outside of its non-recourse financing structures. These bonds are eliminated in Newcastle’s consolidated balance sheet.
(4)	These CDOs issued the following interest only fixed-rate notes with a 5-year maturity from inception:

•	CDO VIII Class S with a notional amount of $33.9 million at 5.41%

•	CDO IX Class S with a notional amount of $33.5 million at 5.45%

•	CDO X Class S with a notional amount of $24.2 million at 5.78%

Stockholders’ Equity

Common Stock

The following table presents information on shares of our common stock issued during the nine months ended September 30, 2011:

Shares Issued	Range of Issue Prices (1)	Net Proceeds (millions)	Options Granted to Manager
43,148,013	$4.55 - $6.00	$210.7	4,312,500

(1)	Excludes prices of shares issued pursuant to the exercise of options and of shares issued to our independent directors.

At September 30, 2011, we had 105,175,197 shares of common stock outstanding.

As of September 30, 2011, our outstanding options issued prior to 2011 had a weighted average strike price of $26.64 and our outstanding options issued in 2011 had a weighted average strike price of $5.18. Our outstanding options at September 30, 2011 were summarized as follows:

	Issued Prior to 2011	Issued in 2011	Total
Held by the Manager	1,686,447	4,312,500	5,998,947
Issued to the Manager and subsequently transferred to certain of the Manager’s employees	798,162	—	798,162
Issued to the independent directors	14,000	—	14,000

Total	2,498,609	4,312,500	6,811,109

As of September 30, 2011, approximately 4.8 million shares of our common stock were held by Fortress, through its affiliates, and its principals.

We declared quarterly dividends of $0.15 and $0.10 per common share for the quarters ended September 30 and June 30, 2011, which were paid in October and July 2011, respectively.

Preferred Stock

On January 21, 2011, we paid all current and accrued dividends on our preferred stock as of that date. On April 30, 2011, July 29, 2011 and October 31, 2011 we paid quarterly dividends on our preferred stock.

Accumulated Other Comprehensive Income (Loss)

During the nine months ended September 30, 2011, our accumulated other comprehensive income (loss) changed due to the following factors (in thousands):

	Gains (Losses) on Cash Flow Hedges	Gains (Losses) on Securities	Total Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss), December, 31, 2010	$(116,908)	$70,730	$(46,178)
Deconsolidation of unrealized gain on securities in CDO V	—	(8,026)	(8,026)
Deconsolidation of unrealized loss on derivatives designated as cash flow hedges in CDO V	18,353	—	18,353
Net unrealized gain (loss) on securities	—	(16,579)	(16,579)
Reclassification of net realized (gain) loss on securities into earnings	—	(59,928)	(59,928)
Net unrealized gain (loss) on derivatives	6,424	—	6,424
Reclassification of net realized (gain) loss on derivatives designated as cash flow hedges into earnings	12,835	—	12,835

Accumulated other comprehensive income (loss), September 30, 2011	$(79,296)	$(13,803)	$(93,099)

Our GAAP equity changes as our real estate securities portfolio and derivatives are marked to market each quarter, among other factors. The primary causes of mark to market changes are changes in interest rates and credit spreads. During the nine months ended September 30, 2011, a net widening of credit spreads has caused the net unrealized gains recorded in accumulative other comprehensive income on our real estate securities to turn into net unrealized losses. Net unrealized losses on derivatives designated as cash flow hedges decreased for the nine months ended September 30, 2011, primarily as a result of (i) de-designation of certain flow hedges, (ii) deconsolidation of CDO V and (iii) increases in long-term interest rates.

See “- Market Considerations” above for a further discussion of recent trends and events affecting our unrealized gains and losses as well as our liquidity.

Cash Flow

Operating Activities

Net cash flow provided by (used in) operating activities increased to $41.6 million for the nine months ended September 30, 2011 from $37.6 million for the nine months ended September 30, 2010. This change resulted primarily from the factors described below:

•

Interest received on securities and loans decreased approximately $13.3 million as a result of a lower average balance of interest earning securities and loans of $3.7 billion in the first nine months of 2011 compared to $4.4 billion in the first nine months of 2010. The lower interest earning asset balance is primarily a result of paydowns, sales and deconsolidation of CDO V. This was offset by an increase in the weighted average interest rate to 5.19% in the first nine months of 2011 from 5.04% in the first nine months of 2010 and a decrease in net interest income redirected for reinvestment or CDO paydown in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 due to the reduction of defaulted assets through sales or restructuring and improvements in certain CDO over collateralization tests.

•

An increase of $0.9 million in deferred interest received for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 as a result of a CDO passing certain over-collateralization tests.

•	Collateral management fees and restructuring fees of approximately $2.7 million received in the nine months ended September 30, 2011.

•	A decrease in prepayment penalty income of $5.2 million for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.

•

Interest paid on debt obligations decreased approximately $18.9 million as a result of (i) a lower average debt balance of $3.1 billion in the first nine months of 2011 compared to $3.8 billion in the first nine months of 2010 primarily due to the deconsolidation of CDO V and the repurchase of CDO VI Class I-MM notes, (ii) a net decrease in interest payments on our interest rate swaps which experienced a decrease in their average aggregate notional balance from $1.9 billion at September 30, 2010 to $1.4 billion at September 30, 2011. The decreases in (i) and (ii) above were partially offset by an increase in the weighted average coupon to 1.06% for the nine months ended September 30, 2011 from 0.97% for the nine months ended September 30, 2010 and an increase in the weighted average effective pay rate on our interest rate swaps from 4.76% for the nine months ended September 30, 2010 to 4.84% for the nine months ended September 30, 2011.

Investing Activities

Investing activities provided (used) ($182.4) million and $67.7 million during the nine months ended September 30, 2011 and 2010, respectively. Investing activities consisted primarily of investments made in certain real estate securities, loans and other real estate related assets outside of our CDO financing structures, net of proceeds from the sale, repayment or settlement of investments.

Financing Activities

Financing activities provided (used) $312.5 million and ($115.3) million during the nine months ended September 30, 2011 and 2010, respectively. The public offerings of common stock, refinancing of our manufactured housing loans portfolio and borrowings under repurchase agreements served as the primary sources of cash flow from financing activities. Offsetting uses included the repayment of debt as described above and the payment of financing costs related to our common stock offerings and the refinancing of our manufactured housing loans portfolio, and the payment of common and preferred dividends.

INTEREST RATE, CREDIT AND SPREAD RISK

We are subject to interest rate, credit and spread risk with respect to our investments. These risks are further described in “Quantitative and Qualitative Disclosures About Market Risk.”

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2011, we had the following material off-balance sheet arrangements.

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

•	We have made investments in three equity method investees, two of which are dormant at September 30, 2011 and the other of which is immaterial to our financial condition, liquidity and operations.

In each case, our exposure to loss is limited to the carrying (fair) value of our investment.

CONTRACTUAL OBLIGATIONS

During the first nine months of 2011, we had all of the material contractual obligations referred to in our annual report on Form 10-K for the year ended December 31, 2010, excluding the debt which was repaid or repurchased, as described in “– Liquidity and Capital Resources,” as well as the following:

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

CORE EARNINGS

Newcastle has five primary variables that impact its operating performance: (i) the current yield earned on its investments that are not included in non-recourse financing structures (i.e., unlevered investments and investments subject to recourse debt), (ii) the net yield it earns from its non-recourse financing structures, (iii) the interest expense and dividends incurred under its recourse debt and preferred stock, (iv) its operating expenses, and (v) its realized and unrealized gains on its investments, derivatives and debt obligations, including impairment. “Core earnings”, which was referred to as “Net Interest Income Less Expenses (Net of Preferred Dividends)” in our previous public filings, is a non-GAAP measure of the operating performance of Newcastle that excludes the fifth variable listed above and is equal to net interest income less expenses and preferred dividends. It is used by management to gauge the current performance of Newcastle without taking into account gains and losses, which, although they represent a part of our recurring operations, are subject to significant variability and are only a potential indicator of future economic performance. Management views this measure as Newcastle’s “core” current earnings, while gains and losses (including impairment) are simply a potential indicator of future earnings. Management believes that this measure provides investors with useful information regarding Newcastle’s “core” current earnings, and it enables investors to evaluate Newcastle’s current performance using the same measure that management uses to operate the business.

Core earnings does not represent cash generated from operating activities in accordance with GAAP and therefore should not be considered an alternative to net income as an indicator of our operating performance or as an alternative to cash flow as a measure of our liquidity and is not necessarily indicative of cash available to fund cash needs. For a further description of the differences between cash flow provided by operations and net income see “—Liquidity and Capital Resource” above. Our calculation of core earnings may be different from the calculation used by other companies and, therefore, comparability may be limited. Set forth below is a reconciliation of core earnings to the most directly comparable GAAP financial measure.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Income available for common stockholders	$28,548	$162,107	$234,566	$460,266
Add (Deduct):
Impairment (reversal)	21,650	(95,319)	(24,623)	(205,846)
Other income	(18,802)	(36,662)	(123,160)	(146,589)
Income from discontinued operations	(151)	(213)	(151)	(186)
Excess of carrying amount of exchanged preferred stock over fair value of consideration paid	—	—	—	(43,043)

Core earnings	$31,245	$29,913	$86,632	$64,602

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

One component of our financing strategy includes the use of match funded structures, when appropriate and available. This means that we seek to match the maturities of our debt obligations with the maturities of our assets to reduce the risk that we have to refinance our liabilities prior to the maturities of our assets, and to reduce the impact of changing interest rates on our earnings. In addition, we seek to match fund interest rates on our assets with like-kind debt (i.e., fixed rate assets are financed with fixed rate debt and floating rate assets are financed with floating rate debt), directly or through the use of interest rate swaps, caps or other financial instruments (see below), or through a combination of these strategies, which we believe allows us to reduce the impact of changing interest rates on our earnings.

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

As of September 30, 2011, a 100 basis point increase in short term interest rates would increase our earnings by approximately $2.1 million per annum, assuming a static portfolio of current investments, financings and interest rate derivatives.

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

As of September 30, 2011, a 100 basis point change in short term interest rates would impact our net book value by approximately $7.7 million, assuming a static portfolio of current investments and financings.

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

As of September 30, 2011, a 25 basis point movement in credit spreads would impact our net book value by approximately $19.7 million, assuming a static portfolio of current investments and financings, but would not directly affect our earnings or cash flow.

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

On July 21, 2010, the United States enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act” or “Act”). The Dodd-Frank Act affects almost every aspect of the U.S. financial services industry, including certain aspects of the markets in which we operate. The Act imposes new regulations on us and how we conduct our business. For example, the Act will impose additional disclosure requirements for public companies and generally require issuers or originators of asset-backed securities to retain at least five percent of the credit risk associated with the securitized assets. In addition, as a result of the Act we were required to register as an investment advisor with the SEC, which increases our regulatory compliance costs and subjects us to new restrictions as well as penalties for any future non-compliance with these regulations. The Act will impose mandatory clearing, exchange-trading and margin requirements on many derivatives transactions (including formerly unregulated over-the-counter derivatives) in which we may engage. The Act also creates new categories of regulated market participants, such as “swap-dealers,” “security-based swap dealers,” “major swap participants” and “major security-based swap participants” who will be subject to significant new capital, registration, recordkeeping, reporting, disclosure, business conduct and other regulatory requirements that will give rise to new administrative costs. Even if certain new requirements are not directly applicable to us, they may still increase our costs of entering into transactions with the parties to whom the requirements are directly applicable. Moreover, new exchange-trading and trade reporting requirements may lead to reductions in the liquidity of derivative transactions, causing higher pricing or reduced availability of derivatives, or the reduction of arbitrage opportunities for us, which could adversely affect the performance of certain of our trading strategies. Importantly, many key aspects of the changes imposed by the Act will be established by various regulatory bodies and other groups over the next several years. As a result, we do not know how significantly the Act will affect us. It is possible that the Act could, among other things, increase our costs of operating as a public company, impose restrictions on our ability to securitize assets and reduce our investment returns on securitized assets.

We do not know what impact certain U.S. government programs intended to stabilize the economy and the financial markets will have on our business.

In recent years, the U.S. government has taken a number of steps to attempt to strengthen the financial markets and U.S. economy, including direct government investments in, and guarantees of, troubled financial institutions as well as government-sponsored programs such as the Term Asset-Backed Securities Loan Facility program (TALF) and the Public Private Investment Partnership Program (PPIP). The U.S. government continues to evaluate or implement an array of other measures and programs intended to help improve U.S. financial and market conditions. While conditions appear to have improved relative to the depths of the global financial crisis, it is not clear whether this improvement is real or will last for a significant period of time. It is not clear what impact the government’s future actions to improve financial and market conditions will have on our business. To date, we have not benefited in a direct, material way from any government programs, and we may not derive any meaningful benefit from these programs in the future. Moreover, if any of our competitors are able to benefit from one or more of these initiatives, they may gain a significant competitive advantage over us.

Legislation that permits modifications to the terms of outstanding loans has negatively affected our business, financial condition and results of operations.

The U.S. government has enacted legislation that enables government agencies to modify the terms of a significant number of residential and other loans to provide relief to borrowers without the applicable investor’s consent. These modifications allow for outstanding principal to be deferred, interest rates to be reduced, the length of the loan to be extended or other terms to be changed in ways that can permanently eliminate the cash flow (principal and interest) associated with a portion of the loan. These modifications are currently reducing, or in the future may reduce, the value of a number of our current or future investments, including investments in mortgage-backed securities, mortgage servicing rights (“MSRs”) and excess mortgage servicing fees. As a result, such loan modifications are negatively affecting our business, results of operations and financial condition. In addition, certain market participants propose reducing the amount of paperwork required by a borrower to modify a loan, which could increase the likelihood of fraudulent modifications and materially harm the U.S. mortgage market and investors that have exposure to this market. Additional legislation intended to provide relief to borrowers may be enacted and could further harm our business, results of operations and financial condition.

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

Our management agreement with our manager generally does not limit or restrict our manager or its affiliates from engaging in any business or managing other pooled investment vehicles that invest in investments that meet our investment objectives, except that under our management agreement neither our manager nor any entity controlled by or under common control with our manager is permitted to raise or sponsor any new pooled investment vehicle whose investment policies, guidelines or plan target as its primary investment category investment in U.S. dollar-denominated credit sensitive real estate related securities reflecting primarily U.S. loans or assets. Our manager intends to engage in additional real estate related management and investment opportunities in the future, which may compete with us for investments.

The ability of our manager and its officers and employees to engage in other business activities, subject to the terms of our management agreement with our manager, may reduce the amount of time our manager, its officers or other employees spend managing us. In addition, we may engage (subject to our investment guidelines) in material transactions with our manager or another entity managed by our manager or one of its affiliates, including certain financing arrangements and co-investments, investments in excess mortgage servicing fees and senior living facilities, that present an actual, potential or perceived conflict of interest. It is possible that actual, potential or perceived conflicts could give rise to investor dissatisfaction, litigation or regulatory enforcement actions. Appropriately dealing with conflicts of interest is complex and difficult, and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with one or more potential, actual or perceived conflicts of interest. Regulatory scrutiny of, or litigation in connection with, conflicts of interest could have a material adverse effect on our reputation, which could materially adversely affect our business in a number of ways, including causing an inability to raise additional funds, a reluctance of counterparties to do business with us, a decrease in the prices of our common and preferred securities and a resulting increased risk of litigation and regulatory enforcement actions.

The management compensation structure that we have agreed to with our manager, as well as compensation arrangements that we may enter into with our manager in the future (in connection with new lines of business or other activities), may incentivize our manager to invest in high risk investments. In addition to its management fee, our manager is currently entitled to receive incentive compensation based in part upon our achievement of targeted levels of funds from operations (as defined in the management agreement). In evaluating investments and other management strategies, the opportunity to earn incentive compensation based on funds from operations or, in the case of any future incentive compensation arrangement, other financial measures on which incentive compensation may be based, may lead our manager to place undue emphasis on the maximization of such measures at the expense of other criteria, such as preservation of capital, in order to achieve higher incentive compensation, particularly in light of the fact that our manager has not received any incentive compensation since 2008. Investments with higher yield potential are generally riskier or more speculative than lower-yielding investments. Moreover, because our manager receives compensation in the form of options in connection with the completion of our common equity offerings, our manager may be incentivized to cause us to issue additional common stock, which could be dilutive to existing shareholders.

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

Our investment strategy may evolve in light of existing market conditions and investment opportunities, and this evolution may involve additional risks depending upon the nature of the assets in which we invest and our ability to finance such assets on a short or long-term basis. Investment opportunities that present unattractive risk-return profiles relative to other available investment opportunities under particular market conditions may become relatively attractive under changed market conditions and changes in market conditions may therefore result in changes in the investments we target. Decisions to make investments in new asset categories present risks that may be difficult for us to adequately assess and could therefore reduce our ability to pay dividends on both our common stock and preferred stock or have adverse effects on our liquidity or financial condition. A change in our investment strategy may also increase our exposure to interest rate, foreign currency, real estate market or credit market fluctuations. In addition, a change in our investment strategy may increase our use of non-match-funded financing, increase the guarantee obligations we agree to incur or increase the number of transactions we enter into with affiliates. Our failure to accurately assess the risks inherent in new asset categories or the financing risks associated with such assets could adversely affect our results of operations and our financial condition.

We are actively exploring new business opportunities, which may be unsuccessful, divert managerial attention or require significant financial resources, which could have a negative impact on our financial results.

Consistent with our broad investment guidelines and our investment objectives, we are actively exploring the opportunity to acquire excess mortgage servicing fees and additional classes of operating real estate, including senior living facilities. See “—We may purchase interests in mortgage servicing rights, and such investments would expose us to significant risks” and “—We may invest in senior living facilities, which are subject to various risks that could have a negative impact on our financial results.”

Although we currently believe that we will have significant opportunities to acquire such assets in the future, these opportunities may not materialize. We also believe investing in such assets will provide us attractive risk-adjusted returns, but, assuming we are successful in acquiring these assets, they may not achieve the returns we anticipate and may not even be profitable. Moreover, these investments may not be successful, given that we do not have significant experience in owning these types of assets, or for other reasons. Further, these new business opportunities may divert managerial attention from more profitable opportunities, and they may require significant financial resources. Any or all of the foregoing could have a negative impact on our financial results.

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

We believe the risks associated with our business are more severe during periods similar to those we recently experienced in which an economic slowdown or recession is accompanied by declining real estate values. Declining real estate values generally reduce the level of new mortgage loan originations, since borrowers often use increases in the value of their existing properties to support the purchase of, or investment in, additional properties. Borrowers may also be less able to pay principal and interest on our loans, and the loans underlying our securities, if the real estate economy weakens. Further, declining real estate values significantly increase the likelihood that we will incur losses on our loans and securities in the event of default because the value of our collateral may be insufficient to cover our basis. Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect both our net interest income from loans and securities in our portfolio as well as our ability to originate, sell and securitize loans, which would significantly harm our revenues, results of operations, financial condition, liquidity, business prospects and our ability to make distributions to our shareholders. For more information on the impact of market conditions on our business and results of operations see Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Considerations.”

The coverage tests applicable to our CDO financings may have a negative impact on our operating results and cash flows.

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

We had approximately $102.7 million of assets in our consolidated CDOs as of September or October 2011, as appropriate, that are under negative watch for possible downgrade by at least one of the rating agencies. One or more of the rating agencies could downgrade some or all of these assets at any time, and any such downgrade could negatively affect – and possibly materially affect – our future cash flows. As of the September 2011 remittance date for CDO IV and as of the October 2011 remittance date for CDO VI, these CDOs were not in compliance with their applicable over collateralization tests and, consequently, we are not receiving cash flows from these CDOs (other than senior management fees and cash flow distributions from senior classes of bonds we own). Based upon our current calculations, we expect these CDOs to remain out of compliance for the foreseeable future. Moreover, given current market conditions, it is possible that all of our CDOs could be out of compliance with their over collateralization tests as of one or more measurement dates within the next twelve months.

Our ability to rebalance will depend upon the availability of suitable securities, market prices, whether the reinvestment period of the applicable CDO has ended, and other factors that are beyond our control. For example, one strategy we have employed to facilitate compliance with over collateralization tests has been to repurchase notes issued by our CDOs and subsequently cancelling them in accordance with the terms of the relevant governing documentation. There can be no assurance that the trustee of our CDOs will not impose guidelines for such cancelations that would make it more difficult or impossible to employ this strategy in the future. While there are other permissible methods to rebalance or otherwise correct CDO test failures, such methods may be extremely difficult to employ given current market conditions, and we cannot assure you that we will be successful in our rebalancing efforts. If the liabilities of our CDOs are downgraded by Moody’s Investors Service to certain predetermined levels, our discretion to rebalance the applicable CDO portfolios may be negatively impacted. Moreover, if we bring these coverage tests into compliance, we cannot assure you that they will not fall out of compliance in the future or that we will be able to correct any noncompliance.

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

The documentation governing our CDOs specifies certain events of default, which, if they occur, would negatively affect us. Events of default include, among other things, failure to pay interest on senior classes of securities within the CDO, breaches of covenants, representations or warranties, bankruptcy, and failure to satisfy specific over collateralization and interest coverage tests. If an event of default occurs under any of our CDOs, it could negatively affect our cash flows, business, results of operations and financial condition.

In addition, we can be removed as manager of a CDO if certain events occur, including the failure to satisfy specific over collateralization and interest coverage tests, failure to satisfy certain “key man” requirements or an event of default occurring for the failure to pay interest on the related senior classes of securities of the CDO. If we are removed as collateral manager, we would no longer receive management fees from — and no longer be able to manage the assets of — the applicable CDO, which could negatively affect our cash flows, business, results of operations and financial condition. On June 17, 2011, CDO V failed additional over collateralization tests. The consequences of failing these tests are that an event of default has occurred, and we may be removed as the collateral manager under the documentation governing the CDO. So long as the event of default continues, we will not be permitted to purchase or sell any collateral in CDO V. If we are removed as the collateral manager of CDO V, we would no longer receive the senior management fees from such CDO. As of November 4, 2011, we have not been removed as collateral manager. Based upon our current calculations, we estimate that if we are removed as the collateral manager of CDO V, the loss of senior management fees would not have a material negative impact on our cash flows, business, results of operations or financial condition. Given current market conditions, it is possible that events of default may occur in other CDOs, and we could be removed as the collateral manager of those CDOs if certain events of default occur. Moreover, our cash flows, business, results of operations and/or financial condition could be materially and negatively impacted if certain events of default occur.

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

Our counterparties are not required to roll our repurchase agreements upon the expiration of their stated terms, which subjects us to a number of risks. As we have experienced recently and may experience in the future, counterparties electing to roll our repurchase agreements may charge higher spread and impose more onerous terms upon us, including the requirement that we post additional margin as collateral. More significantly, if a repurchase agreement counterparty elects not to extend our financing, we would be required to pay the counterparty the full repurchase price on the maturity date and find an alternate source of financing. Alternate sources of financing may be more expensive, contain more onerous terms or simply may not be available. If we were unable to pay the repurchase price for any security financed with a repurchase agreement, the counterparty has the right to sell the underlying security being held as collateral and require us to compensate for any shortfall between the value of our obligation to the counterparty and the amount for which the collateral was sold (which may be a significantly discounted price). As of September 30, 2011, we had $220.9 million outstanding under repurchase agreement financings. Moreover, all of our repurchase agreement obligations are with two counterparties. If any of our counterparties elected not to roll these repurchase agreements, we may not be able to find a replacement counterparty in a timely manner.

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

The counterparty risks that we face have increased in complexity and magnitude as a result of the insolvency of a number of major financial institutions (such as Bear Stearns and Lehman Brothers). For example, the consolidation and elimination of counterparties has increased our concentration of counterparty risk and decreased the universe of potential counterparties. We are currently party to repurchase agreements with two counterparties. If any of our counterparties elected not to roll these repurchase agreements, we may not be able to find a replacement counterparty. In addition, counterparties have generally tightened their underwriting standards and increased their margin requirements for financing, which has negatively impacted us in several ways, including, decreasing the number of counterparties willing to provide financing to us, decreasing the overall amount of leverage available to us, and increasing the costs of borrowing.

We are not restricted from dealing with any particular counterparty or from concentrating any or all of our transactions with a few counterparties. Any loss suffered by us as a result of a counterparty defaulting, refusing to conduct business with us or imposing more onerous terms on us would also negatively affect our business, results of operations and financial condition.

We may not match fund certain of our investments, which may increase the risks associated with these investments.

One component of our investment strategy is to use match funded financing structures for our investments, which match assets and liabilities with respect to maturities and interest rates. When available, this strategy mitigates the risk of not being able to refinance an investment on favorable terms or at all. However, our manager may elect for us to bear a level of refinancing risk on a short-term or longer-term basis, as in the case of investments financed with repurchase agreements, when, based on its analysis, our manager determines that bearing such risk is advisable or unavoidable (which is generally the case with respect to the residential mortgage loans and FNMA/FHLMC securities in which we invest). In addition, we may be unable, as a result of conditions in the credit markets, to match fund our investments. For example, non-recourse term financing not subject to margin requirements was generally not available or economical for the past two years and is currently still difficult to obtain, which impairs our ability to match fund our investments. Moreover, we may not be able to enter into interest rate swaps. A decision not to, or the inability to, match fund certain investments exposes us to additional risks.

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

We may not be able to finance our investments on a long-term basis on attractive terms, including by means of securitization, which may require us to seek more costly financing for our investments or to liquidate assets.

When we acquire securities and loans that we finance on a short-term basis with a view to securitization or other long-term financing, we bear the risk of being unable to securitize the assets or otherwise finance them on a long-term basis at attractive prices or in a timely matter, or at all. If it is not possible or economical for us to securitize or otherwise finance such assets on a long-term basis, we may be unable to pay down our short-term credit facilities, or be required to liquidate the assets at a loss in order to do so. For example, our ability to finance investments with securitizations or other long-term non-recourse financing not subject to margin requirements has been impaired since 2007 as a result of recent market conditions. These conditions make it highly likely that we will have to use less efficient forms of financing for any new investments, which will likely require a larger portion of our cash flows to be put toward making the initial investment and thereby reduce the amount of cash available for distribution to our stockholders and funds available for operations and investments, and which will also likely require us to assume higher levels of risk when financing our investments.

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

We may invest in excess mortgage servicing fees, and such investments could have a negative impact on our financial results.

Subject to maintaining our qualification as a REIT, we may purchase excess mortgage servicing fees. We currently intend to co-invest in excess mortgage servicing fees with Nationstar Mortgage LLC (“Nationstar”), which is a leading residential mortgage servicer that is externally managed by our manager, or to purchase excess mortgage servicing fees directly from Nationstar. We may also enter into similar transaction with other non-bank servicers.

Excess mortgage servicing fees are interests in mortgage servicing rights (“MSRs”), representing a portion of the fee paid to mortgage servicers. Governmentally sponsored entities (“GSEs”), such as the Federal National Mortgage Association (“FNMA”) and the Federal Home Loan Mortgage Corp. (“FHLMC”), generally require mortgage servicers to be paid a minimum servicing fee that significantly exceeds the amount a servicer would charge in an arm’s length transaction. The portion of the fee in excess of what would be charged in an arm’s length transaction is commonly referred to as the excess mortgage servicing fee.

If we acquire excess mortgage servicing fees, we would record them on our balance sheet at fair value, and changes in their fair value would be reflected in our consolidated results of operations. The determination of the fair value of excess mortgage servicing fees would require our management to make numerous estimates and assumptions that could materially differ from actual results. Such estimates and assumptions would include, without limitation, estimates of the future cash flows from the excess mortgage servicing fees, which in turn would be based upon assumptions about interest rates as well as prepayment rates, delinquencies and foreclosure rates of the underlying mortgage loans.

The ultimate realization of the value of excess mortgage servicing fees, which are measured at fair value on a recurring basis, may be materially different than the fair values of such excess mortgage servicing fees as may be reflected in our consolidated statement of financial position as of any particular date. The use of different estimates or assumptions in connection with the valuation of these assets could produce materially different fair values for such assets, which could have a material adverse effect on our consolidated financial position, results of operations and cash flows. Accordingly, there may be material uncertainty about the fair value of any excess mortgage servicing fees we acquire.

Changes in interest rates are a key driver of the performance of excess mortgage servicing fees, since the values of excess mortgage servicing fees are highly sensitive to changes in interest rates. Historically, the value of excess mortgage servicing fees has increased when interest rates rise and decreased when interest rates decline due to the effect those changes in interest rates have on prepayment estimates. We may pursue various hedging strategies to seek to reduce our exposure to adverse changes in interest rates. Our hedging activity will vary in scope based on the level and volatility of interest rates, the type of assets held and other changing market conditions. Interest rate hedging may fail to protect or could adversely affect us. To the extent we do not utilize derivatives to hedge against changes in the fair value of excess mortgage servicing fees, our balance sheet, results of operations and cash flows would be susceptible to significant volatility due to changes in the fair value of, or cash flows from, excess mortgage servicing fees as interest rates change.

Prepayment speeds significantly affect the value of excess mortgage servicing fees. Prepayment speed is the measurement of how quickly borrowers pay down the unpaid principal balance of their loans or how quickly loans are otherwise brought current, modified, liquidated or charged off. If we purchase excess mortgage servicing fees, we will base the price we pay and the rate of amortization of those assets on, among other things, our projection of the cash flows from the related pool of mortgage loans. Our expectation of prepayment speeds will be a significant assumption underlying those cash flow projections. If prepayment speeds are significantly greater than expected, the carrying value of excess mortgage servicing fees could exceed their estimated fair value. If the fair value of excess mortgage servicing fees decreases, we would be required to record a non-cash charge, which would have a negative impact on our financial results. Furthermore, a significant increase in prepayment speeds could materially reduce the ultimate cash flows we receive from excess mortgage servicing fees, and we could ultimately receive substantially less than what we paid for such assets.

Moreover, delinquency rates have a significant impact on the value of excess mortgage servicing fees. An increase in delinquencies will generally result in lower revenue because typically we will only collect servicing fees from GSEs or mortgage owners for performing loans. We will base the price we pay for excess mortgage servicing fees on, among other things, our projections of the cash flows from related pools of mortgage loans. Our expectation of delinquencies is a significant assumption underlying those cash flow projections. If delinquencies were significantly greater than expected, the estimated fair value of the excess mortgage servicing fees could be diminished. As a result, we could suffer a loss, which would have a negative impact on our financial results.

Furthermore, MSRs are subject to numerous federal, state and local laws and regulations and may be subject to various judicial and administrative decisions imposing various requirements and restrictions on our business. If we or the servicer actually or allegedly failed to comply with applicable laws, rules or regulations, we could be subject to fines, penalties or potential litigation liabilities, including costs, settlements and judgments, any of which could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Our ability to acquire excess mortgage servicing fees will be subject to the applicable REIT qualification tests, and we may have to hold these interests through taxable REIT subsidiaries, which would negatively impact our returns from these assets.

We will be dependent on mortgage servicers to service the mortgage loans underlying any mortgage servicing rights that we acquire.

In the event that we invest in mortgage servicing rights or excess mortgage servicing fees, the mortgage servicing would continue to be provided by the servicer. As a result, we could be materially and adversely affected if the servicer is unable to adequately service the underlying mortgage loans due to:

•	its failure to comply with applicable laws and regulation;

•	its failure to perform its loss mitigation obligations;

•	a downgrade in its servicer rating;

•	its failure to perform adequately in its external audits;

•	a failure in its operational systems or infrastructure;

•	regulatory scrutiny regarding foreclosure processes lengthening foreclosure timelines;

•	a GSE’s or a whole-loan owner’s transfer of servicing to another party; or

•	any other reason.

In addition, a bankruptcy by any mortgage servicer that services the mortgage loans underlying any mortgage servicing rights that we acquire could result in:

•	the validity and priority of our ownership in the mortgage servicing rights being challenged in a bankruptcy proceeding;

•	payments made by such servicer to us, or obligations incurred by it, being avoided by a court under federal or state preference laws or federal or state fraudulent conveyance laws;

•	a re-characterization of any sale of mortgage servicing rights or other assets to us as a pledge of such assets in a bankruptcy proceeding; or

•	any agreement pursuant to which we purchased the mortgage servicing rights being rejected in a bankruptcy proceeding.

Any of the foregoing events might have a material and adverse effect on us.

GSE initiatives and other actions may adversely affect returns from investments in MSRs or excess mortgage servicing fees.

On January 17, 2011, the Federal Housing Finance Agency announced that it has instructed FNMA and FHLMC to study possible alternatives to the current residential mortgage servicing and compensation system used for single-family mortgage loans. It is too early to determine what the GSEs, including FNMA and FHLMC, may propose as alternatives to current servicing compensation practices, or when any such alternatives would become effective. Although we do not expect MSRs that have already been created to be subject to any changes implemented by FNMA and FHLMC, it is possible that, because of the significant role of FNMA and FHLMC in the secondary mortgage market, any changes they implement could become prevalent in the mortgage servicing industry generally. Other industry stakeholders or regulators may also implement or require changes in response to the perception that the current mortgage servicing practices and compensation do not appropriately serve broader housing policy objectives. These proposals are still evolving. To the extent the GSEs implement reforms that materially affect the market for conforming loans, there may be secondary effects on the subprime and Alt-A markets. These reforms may have a material adverse effect on the economics or performance of any excess mortgage servicing fees or MSRs that we acquire.

We are subject to significant competition, and we may not compete successfully.

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

We invest in real estate related loans and other direct and indirect interests in pools of real estate properties or loans such as mezzanine loans and “B Note” mortgage loans. We invest in mezzanine loans that take the form of subordinated loans secured by second mortgages on the underlying real property or other business assets or revenue streams or loans secured by a pledge of the ownership interests of the entity owning real property or other business assets or revenue streams (or the ownership interest of the parent of such entity). These types of investments involve a higher degree of risk than long-term senior lending secured by business assets or income producing real property because the investment may become unsecured as a result of foreclosure by a senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to repay our mezzanine loan. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt is repaid in full. As a result, we may not recover some or all of our investment. In addition, mezzanine loans may have higher loan to value ratios than conventional mortgage loans, resulting in less equity in the property and increasing the risk of loss of principal.

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

We may invest in senior living facilities, which are subject to various risks that could have a negative impact on our financial results.

Subject to maintaining our qualification as a REIT, we may invest in senior living facilities. In connection with any such investment, we expect that we would engage a third party (possibly an affiliate of our manager) to manage the operations of these facilities, for which we would pay a management fee. The income from any senior living facilities would be dependent on the ability of the managers of such facilities to successfully manage these properties. The managers would compete with other companies on a number of different levels, including: the quality of care provided, reputation, the physical appearance of a facility, price and range of services offered, alternatives for healthcare delivery, the supply of competing properties, physicians, staff, referral sources, location, the size and demographics of the population in surrounding areas, and the financial condition of tenants and managers. A manager’s inability to successfully compete with other companies on one or more of the foregoing levels could adversely affect the senior living facility and materially reduce the income we would receive from an investment in such facility.

In addition, private, federal and state payment programs as well as the effect of laws and regulations may also have a significant impact on the profitability of such facilities. The failure of a manager to comply with any of these laws could result in the loss of accreditation, denial of reimbursement, imposition of fines, suspension or decertification from federal and state healthcare programs, loss of license or closure of the facility. These events, among others, could result in the loss of part or all of any investment we make in a senior living facility.

Furthermore, the ability to successfully manage a senior living facility depends on occupancy levels. Any senior living facility in which we invest may have relatively flat or declining occupancy levels due to falling home prices, declining incomes, stagnant home sales and other economic factors. In addition, the senior housing segment may continue to experience a decline in occupancy due to the weak economy and the associated decision of certain residents to vacate a facility and instead be cared for at home. A material decline in occupancy levels and revenues may make it more difficult for the manager of any senior living facility in which we invest to successfully generate income for us. Alternatively, to avoid a decline in occupancy, a manager may reduce the rates charged, which would also reduce our revenues and therefore negatively impact the ability to generate income.

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

The REIT provisions of the Internal Revenue Code of 1986, as amended, or the Code, limit our ability to hedge. In managing our hedge instruments, we consider the effect of the expected hedging income on the REIT qualification tests that limit the amount of gross income that a REIT may receive from hedging. We need to carefully monitor, and may have to limit, our hedging strategy to assure that we do not realize hedging income, or hold hedges having a value, in excess of the amounts that would cause us to fail the REIT gross income and asset tests.

Accounting for derivatives under U.S. generally accepted accounting principles, or GAAP, is extremely complicated. Any failure by us to account for our derivatives properly in accordance with GAAP in our financial statements could adversely affect our earnings.

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

As has been widely publicized, the SEC, the Financial Accounting Standards Board and other regulatory bodies that establish the accounting rules applicable to us have recently proposed or enacted a wide array of changes to accounting rules. Moreover, in the future these regulators may propose additional changes that we do not currently anticipate. Changes to accounting rules that apply to us could significantly impact our business or our reported financial performance in negative ways that we cannot predict or protect against. We cannot predict whether any changes to current accounting rules will occur or what impact any codified changes will have on our business, results of operations, liquidity or financial condition.

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

Lawsuits, investigations and indemnification claims could result in significant liabilities and reputational harm, which could materially adversely affect our results of operations, financial condition and liquidity.

From time to time, we may be involved in lawsuits or investigations or receive claims for indemnification.

Our efforts to resolve any such lawsuits, investigations or claims could be very expensive and highly damaging to our reputation, even if the underlying claims are without merit. We could potentially be found liable for significant damages or indemnification obligations. Such developments could have a material adverse effect on our business, results of operations and financial condition.

Risks Relating to Our REIT Status and Other Matters

Our failure to qualify as a REIT would result in higher taxes and reduced cash available for distribution to our stockholders.

We operate in a manner intended to qualify us as a REIT for federal income tax purposes. Our ability to satisfy the asset tests depends upon our analysis of the fair market values of our assets, some of which are not susceptible to a precise determination, and for which we do not obtain independent appraisals. Our compliance with the REIT income and quarterly asset requirements also depends upon our ability to successfully manage the composition of our income and assets on an ongoing basis. Moreover, the proper classification of an instrument as debt or equity for federal income tax purposes, and the tax treatment of participation interests that we hold in mortgage loans and mezzanine loans, may be uncertain in some circumstances, which could affect the application of the REIT qualification requirements. Accordingly, there can be no assurance that the Internal Revenue Service, or IRS, will not contend that our interests in subsidiaries or other issuers violate the REIT requirements.

If we were to fail to qualify as a REIT in any taxable year, we would be subject to federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates, and distributions to stockholders would not be deductible by us in computing our taxable income. Any such corporate tax liability could be substantial and would reduce the amount of cash available for distribution to our stockholders, which in turn could have an adverse impact on the value of, and trading prices for, our stock. Unless entitled to relief under certain Code provisions, we also would be disqualified from taxation as a REIT for the four taxable years following the year during which we initially ceased to qualify as a REIT.

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

If we were delisted as a result of losing our REIT status and desired to relist our shares on the NYSE, we would have to reapply to the NYSE to be listed as a domestic corporation. As the NYSE’s listing standards for REITs are less onerous than its standards for domestic corporations, it would be more difficult for us to become a listed company under these heightened standards. Given current conditions, we might not be able to satisfy the NYSE’s listing standards for a domestic corporation. As a result, if we were delisted from the NYSE, we might not be able to relist as a domestic corporation, in which case our common and preferred shares could not trade on the NYSE.

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

We generally must distribute annually at least 90% of our net taxable income, excluding any net capital gain, in order for corporate income tax not to apply to earnings that we distribute. We intend to make distributions to our stockholders to comply with the requirements of the Code. However, differences in timing between the recognition of taxable income and the actual receipt of cash could require us to sell assets or borrow funds on a short-term or long-term basis to meet the 90% distribution requirement of the Code. Certain of our assets may generate substantial mismatches between taxable income and available cash. As a result, the requirement to distribute a substantial portion of our net taxable income could cause us to: (i) sell assets in adverse market conditions, (ii) borrow on unfavorable terms or (iii) distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt, in order to comply with REIT requirements. Further, amounts distributed will not be available to fund investment activities. If we fail to obtain debt or equity capital in the future, it could limit our ability to satisfy our liquidity needs, which could adversely affect the value of our common stock.

As of December 31, 2010, we had a loss carryforward, inclusive of net operating loss and capital loss, of approximately $1.05 billion. The net operating loss carryforward and capital loss carryforward can generally be used to offset future ordinary taxable income and capital gain, for up to twenty years and five years, respectively. As a result, we do not expect that there will be any REIT distribution requirements for the year ending December 31, 2011, except as described below.

Our ability to utilize net operating loss carryforwards and certain built-in losses to reduce our future taxable income and related REIT distribution requirements may become limited by provisions of the Code, thereby jeopardizing our ability to maintain our status as a REIT.

In order to maintain our tax status as a REIT, we are generally required to distribute at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and not including net capital gains) each year to our stockholders. To qualify for the tax benefits accorded to REITs, we intend to make distributions to our stockholders such that we distribute all or substantially all our net taxable income (if any) each year, subject to certain adjustments. However, our ability to meet this distribution requirement and maintain our status as a REIT may be adversely affected if certain provisions of the Code prevent us from utilizing our net operating loss carryforwards and certain built-in losses to reduce our taxable income, thereby increasing both our taxable income and the related REIT distribution requirement to a level that we are unable to satisfy. Specifically, the Code limits the ability of a company that undergoes an “ownership change” to utilize its net operating loss carryforwards and certain built-in losses to offset taxable income earned in years after the ownership change. An ownership change occurs if, during a three-year testing period, more than 50% of the stock of a company is acquired by one or more persons who own, directly or constructively, 5% or more of the stock of such company. An ownership change can occur as a result of a public offering of stock, as well as through secondary market purchases of our stock and certain types of reorganization transactions.

Generally, if an ownership change occurs, the annual limitation on the use of net operating loss carryforwards and certain built-in losses is equal to the product of the applicable long-term tax exempt rate and the value of the company’s stock immediately before the ownership change. If we were to undergo an ownership change as a result of a stock offering or otherwise, depending on the aggregate value of our stock and the level of the applicable federal tax rate at the time of the ownership change, we might be unable to use our net operating loss carryforwards and built-in losses to offset our taxable income, and we would therefore be required to distribute larger amounts to our stockholders in order to maintain our status as a REIT. No assurance can be given that we will be able to satisfy our distribution requirement following an ownership change or otherwise. If we were to fail to satisfy our distribution requirement, it would cause us to lose our REIT status and thereby materially negatively impact our business, financial condition and potentially impair our ability to continue operating in the future.

We may be required to report taxable income for certain investments in excess of the economic income we ultimately realize from them.

We may acquire debt instruments in the secondary market for less than their face amount. The amount of such discount will generally be treated as “market discount” for federal income tax purposes. Accrued market discount is generally recognized as taxable income over our holding period in the instrument in advance of the receipt of cash. If we collect less on the debt instrument than our purchase price plus the market discount we had previously reported as income, we may not be able to benefit from any offsetting loss deductions.

In addition, we may acquire debt investments that are subsequently modified by agreement with the borrower. If the amendments to the outstanding debt are “significant modifications” under the applicable Treasury regulations, the modified debt may be considered to have been reissued to us in a debt-for-debt exchange with the borrower. In that event, we may be required to recognize taxable gain to the extent the principal amount of the modified debt exceeds our adjusted tax basis in the unmodified debt, even if the value of the debt or the payment expectations have not changed. Following such a taxable modification, we would hold the modified loan with a cost basis equal to its principal amount for federal tax purposes.

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

We may experience issues regarding the characterization of income for tax purposes. For example, we may recognize significant ordinary income, which we would not be able to offset with capital losses, which would, in turn, increase the amount of income we would be required to distribute to shareholders in order to maintain our REIT status. We expect that this disconnect will occur in the case of one or more of our non-recourse financing structures, including off balance sheet structures such as our subprime securitizations and non-consolidated CDOs, where we incur capital losses on the related assets, and ordinary income from the cancellation of the related non-recourse financing if the ultimate proceeds from the assets are insufficient to repay such debt. Through September 30, 2011, no such cancellation of CDO debt had been effected as a result of losses incurred. However, we expect that such cancellation of indebtedness within our CDOs, consolidated or non-consolidated, may occur in the future. In the case of our subprime securitizations, $23.7 million of such cancellations had been effected through September 30, 2011, and we expect such cancellations will continue as losses are realized. This disconnect could also occur, and has occurred, as a result of the repurchase of our outstanding debt at a discount as the gain recorded upon the cancellation of indebtedness is characterized as ordinary income for tax purposes. We have repurchased our debt at a discount in the past, and we intend to attempt to do so in the future. During 2009 and 2010, we repurchased $787.8 million face amount of our outstanding CDO debt and junior subordinated notes at a discount, and recorded $521.1 million of gain. In compliance with tax laws, we had the ability to defer the ordinary income recorded as a result of this cancellation of indebtedness to future years and have deferred or intend to defer all or a portion of such gain for 2009 and 2010. While such deferral may postpone the effect of the disconnect on the ability to offset taxable income and losses, it does not eliminate it. Furthermore, cancellation of indebtedness income recognized on or after January 1, 2011 cannot be deferred and must generally be recognized as ordinary income in the year of such cancellation. During the nine months ended September 30, 2011, we repurchased $176.5 million face amount of our outstanding CDO debt and notes payable at a discount and recorded $76.5 million of gain for tax purposes (of which only $60.4 million gain relating to $155.1 million face amount of debt repurchased was recognized for GAAP purposes). The elimination of the ability to defer the recognition of cancellation of indebtedness income introduces additional tax implications that may significantly reduce the economic benefit of repurchasing our outstanding CDO debt.

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

In order for us to maintain our qualification as a REIT under the Code, not more than 50% in value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) at any time during the last half of each taxable year after our first year. Our charter, with certain exceptions, authorizes our board of directors to take the actions that are necessary and desirable to preserve our qualification as a REIT. Unless exempted by our board of directors, no person may own more than 8% of the aggregate value of our outstanding capital stock, treating classes and series of our stock in the aggregate, or more than 25% of the outstanding shares of our Series B Preferred Stock, Series C Preferred Stock or Series D Preferred Stock. Our board may grant an exemption in its sole discretion, subject to such conditions, representations and undertakings as it may determine in its sole discretion. These ownership limits could delay or prevent a transaction or a change in our control that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders. Our board has granted limited exemptions to an affiliate of our manager, a third party group of funds managed by Cohen & Steers, and certain affiliates of these entities.

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

The existing REIT provisions of the Code may substantially limit our ability to hedge our operations because a significant amount of the income from those hedging transactions is likely to be treated as non-qualifying income for purposes of both REIT gross income tests. In addition, we must limit our aggregate income from non-qualified hedging transactions, from our provision of services and from other non-qualifying sources, to less than 5% of our annual gross income (determined without regard to gross income from qualified hedging transactions). As a result, we may have to limit our use of certain hedging techniques or implement those hedges through total return swaps. This could result in greater risks associated with changes in interest rates than we would otherwise want to incur or could increase the cost of our hedging activities. If we fail to comply with these limitations, we could lose our REIT qualification for federal income tax purposes, unless our failure was due to reasonable cause, and not due to willful neglect, and we meet certain other technical requirements. Even if our failure were due to reasonable cause, we might incur a penalty tax.

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

We conduct our operations so as not to become regulated as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. We believe that there are a number of exemptions under the Investment Company Act that may be applicable to us. The assets that we may acquire, therefore, are limited by the provisions of the Investment Company Act and the rules and regulations promulgated under the Investment Company Act. In addition, we could, among other things, be required either (a) to change the manner in which we conduct our operations to avoid being required to register as an investment company or (b) to register as an investment company, either of which could adversely affect us and the market price for our stock.

The SEC recently solicited public comment on a wide range of issues relating to Section 3(c)(5)(C) of the Investment Company Act, including the nature of the assets that qualify for purposes of the exemption and whether mortgage REITs should be regulated in a manner similar to investment companies. There can be no assurance that the laws and regulations governing the Investment Company Act status of REITs, or SEC guidance regarding these exemptions, will not change in a manner that adversely affects our operations. If the SEC takes action that could result in our or our subsidiaries’ failure to maintain an exception or exemption from the Investment Company Act, we could, among other things, be required either to (a) change the manner in which we conduct our operations to avoid being required to register as an investment company, (b) effect sales of our assets in a manner that, or at a time when, we would not otherwise choose to do so, or (c) register as an investment company (which, among other things, would require us to comply with the leverage constraints applicable to investment companies), any of which could negatively affect the value of our common stock, the sustainability of our business model, and our ability to make distributions to our shareholders, which could, in turn, materially and adversely affect us and the market price of our shares.

ERISA may restrict investments by plans in our common stock.

A plan fiduciary considering an investment in our common stock should consider, among other things, whether such an investment is consistent with the fiduciary obligations under the Employee Retirement Income Security Act of 1974, as amended, or ERISA, including whether such investment might constitute or give rise to a prohibited transaction under ERISA, the Code or any substantially similar federal, state or local law and, if so, whether an exemption from such prohibited transaction rules is available.

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

Our charter authorizes us to issue additional authorized but unissued shares of our common stock or preferred stock. In addition, our board of directors may classify or reclassify any unissued shares of our common stock or preferred stock and may set the preferences, rights and other terms of the classified or reclassified shares. As a result, our board may establish a series of preferred stock that could delay or prevent a transaction or a change in control that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders.

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

The trading price of our common shares has fluctuated significantly over the last three years. Moreover, future share price fluctuations could likely be subject to similarly wide price fluctuations in the future in response to various factors, including:

•	market conditions in the broader stock market in general, or in the REIT or real estate industry in particular;

•	our ability to make investments with attractive risk-adjusted returns, including, without limitation, investments in excess mortgage servicing fees or senior living facilities;

•	market perception of our current and projected financial condition, potential growth, future earnings and future cash dividends;

•	announcements we make regarding dividends;

•	actual or anticipated fluctuations in our quarterly financial and operating results;

•	market perception or media coverage of our manager or its affiliates;

•	actions by rating agencies;

•	short sales of our common stock;

•	issuance of new or changed securities analysts’ reports or recommendations;

•	media coverage of us, other REITs or the outlook of the real estate industry;

•	major reductions in trading volumes on the exchanges on which we operate;

•	credit deterioration within our portfolio;

•	legislative or regulatory developments, including changes in the status of our regulatory approvals or licenses; and

•	litigation and governmental investigations.

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

While we are required to make distributions in order to maintain our REIT status (as described above under “–We may be unable to generate sufficient revenue from operations to pay our operating expenses and to pay distributions to our stockholders”), we may elect not to maintain our REIT status, in which case we would no longer be required to make such distributions. Moreover, even if we do elect to maintain our REIT status, we may elect to comply with the applicable requirements by, after completing various procedural steps, distributing, under certain circumstances, up to 90% of the required amount in the form of shares of our common stock in lieu of cash. If we elect not to maintain our REIT status or to satisfy any required distributions in common shares in lieu of cash, such action could negatively affect our business and financial condition as well as the price of both our common and preferred shares. No assurance can be given that we will pay any dividends on our common shares in the future.

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

We may in the future distribute taxable dividends that are payable in cash and shares of our common stock at the election of each stockholder. Under IRS Revenue Procedure 2010-12, up to 90% of any such taxable dividend for 2011 could be payable in our stock. Taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income to the extent of our current and accumulated earnings and profits for federal income tax purposes. As a result, stockholders may be required to pay income taxes with respect to such dividends in excess of the cash dividends received. If a U.S. stockholder sells the stock that it receives as a dividend in order to pay this tax, the sale proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our common stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our common stock.

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

Sales of our common stock or other securities in the public or private market, or the perception that these sales may occur, could cause the market price of our common stock to decline. This could also impair our ability to raise additional capital through the sale of our equity securities. Under our certificate of incorporation, we are authorized to issue up to 500,000,000 shares of common stock, of which 105,175,197 shares of common stock were outstanding as of September 30, 2011. We cannot predict the size of future issuances of our common stock or other securities or the effect, if any, that future sales and issuances would have on the market price of our common stock.

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

November 9, 2011

By:	/s/ Brian C. Sigman
Brian C. Sigman
Chief Financial Officer and Principal Accounting Officer

November 9, 2011