Form 10-K
period 2011-12-31
NEWCASTLE INVESTMENT CORP
filed 2012-03-15
CIK 1175483

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended     December 31, 2011

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

Large Accelerated Filer              Accelerated Filer    X      Non-accelerated Filer            Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (Check One):

           Yes      X      No

The aggregate market value of the common stock held by non-affiliates as of June 30, 2011 (computed based on the closing price on such date as reported on the NYSE) was: $434 million.

The number of shares outstanding of the registrant’s common stock was 105,181,009 as of February 29, 2012.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, the operating performance of our investments, the stability of our earnings, and our financing needs. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “endeavor,” “seek,” “anticipate,” “estimate,” “overestimate,” “underestimate,” “believe,” “could,” “project,” “predict,” “continue” or other similar words or expressions. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Our ability to predict results or the actual outcome of future plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

—	reductions in cash flows received from our investments;
—	our ability to take advantage of opportunities in additional asset classes or types of assets, at attractive risk-adjusted prices;
—	our ability to take advantage of investment opportunities in interests in excess mortgage servicing rights;
—	our ability to deploy capital accretively;
—	the risks that default and recovery rates on our real estate securities and loan portfolios deteriorate compared to our underwriting estimates;
—	the relationship between yields on assets which are paid off and yields on assets in which such monies can be reinvested;
—	the relative spreads between the yield on the assets we invest in and the cost of financing;
—	changes in economic conditions generally and the real estate and bond markets specifically;
—	adverse changes in the financing markets we access affecting our ability to finance our investments, or in a manner that maintains our historic net spreads;
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

SPECIAL NOTE REGARDING EXHIBITS

In reviewing the agreements included as exhibits to this Annual Report on Form 10-K, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

•	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements provide to be inaccurate;

•	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Annual Report on Form 10-K and the Company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov. See “Business – Corporate Governance and Internet Address; Where Readers Can Find Additional Information.”

The Company acknowledges that, notwithstanding the inclusion of the foregoing cautionary statements, it is responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this report not misleading.

NEWCASTLE INVESTMENT CORP.

FORM 10-K

PART I

Item 1.	Business.

Overview

Newcastle Investment Corp. (“Newcastle”) is a real estate investment and finance company. Newcastle invests in, and actively manages, a portfolio of real estate securities, loans, excess mortgage servicing rights (“excess MSRs”) and other real estate related assets. Our objective is to maximize the difference between the yield on our investments and the cost of financing these investments while hedging our interest rate risk, where feasible and appropriate. We emphasize portfolio management, asset quality, liquidity, diversification, match funded financing and credit risk management.

We conduct our business through the following segments: (i) investments financed with non-recourse collateralized debt obligations (“non-recourse CDOs”), (ii) unlevered investments in deconsolidated Newcastle CDO debt (“unlevered CDOs”), (iii) unlevered excess MSRs, (iv) investments financed with other non-recourse debt (“non-recourse other”), (v) investments and debt repurchases financed with recourse debt (“recourse”), (vi) other unlevered investments (“unlevered other”) and (vii) corporate. In the fourth quarter of 2011, Newcastle changed the composition of its reportable segments such that the unlevered segment is further broken down into (i) unlevered CDOs, (ii) unlevered excess MSRs and (iii) unlevered other. Accordingly, segment information for previously reported periods has been restated to reflect the new composition of reportable segments. Further details regarding the revenues, net income (loss) and total assets of each of our segments for each of the last three fiscal years are presented in Note 3 to Part II, Item 8, “Financial Statements and Supplementary Data.”

The following table summarizes our segments at December 31, 2011:

	Non-Recourse CDOs (A)	Unlevered CDOs (B)	Unlevered Excess MSRs	Non- Recourse Other (A)(C)	Recourse (D)	Unlevered Other (E)	Corporate	Inter-segment Elimination (F)	Total
GAAP
Investments	$2,408,252	$3,940	$43,971	$783,777	$244,916	$18,751	$-	$(143,018)	$3,360,589
Cash and restricted cash	105,040	-	-	-	-	9	157,347	-	262,396
Derivative assets	1,954	-	-	-	-	-	-	-	1,954
Other assets	23,203	8	-	116	593	2,085	1,208	(353)	26,860

Total assets	2,538,449	3,948	43,971	783,893	245,509	20,845	158,555	(143,371)	3,651,799

Debt	(2,410,151)	-	-	(748,118)	(233,194)	-	(51,248)	143,018	(3,299,693)
Derivative liabilities	(119,320)	-	-	-	-	-	-	-	(119,320)
Other liabilities	(12,705)	-	(4,186)	(3,407)	(23)	(49)	(20,680)	353	(40,697)

Total liabilities	(2,542,176)	-	(4,186)	(751,525)	(233,217)	(49)	(71,928)	143,371	(3,459,710)

Preferred stock	-	-	-	-	-	-	(61,583)	-	(61,583)

GAAP book value	$(3,727)	$3,948	$39,785	$32,368	$12,292	$20,796	$25,044	$-	$130,506

(A)	Assets held within CDOs and other non-recourse structures are not available to satisfy obligations outside of such financings, except to the extent we receive net cash flow distributions from such structures. Furthermore, creditors or beneficial interest holders of these structures have no recourse to the general credit of Newcastle. Therefore, our exposure to the economic losses from such structures is limited to our invested equity in them and economically their book value cannot be less than zero. Therefore, impairment recorded in excess of our investment, which results in negative GAAP book value for a given non-recourse financing structure, cannot economically be incurred and will eventually be reversed through amortization, sales at gains, or as gains at the deconsolidation or termination of such non-recourse financing structure.

(B)	Represents unlevered investments in CDO securities issued by Newcastle. These CDOs have been deconsolidated as we do not have the power to direct the relevant activities of the CDOs.

(C)	The following table summarizes the investments and debt in the other non-recourse segment:

	December 31, 2011
	Investments		Debt
	Outstanding Face Amount	Carrying Value	Outstanding Face Amount*	Carrying Value*
Manufactured housing loan portfolio I	$135,209	$112,316	$107,032	$97,631
Manufactured housing loan portfolio II	178,603	175,120	143,869	142,589
Residential mortgage loans	56,377	40,380	54,842	53,771
Subprime mortgage loans subject to call options	406,217	404,723	406,217	404,723
Real estate securities	67,965	43,497	47,697	43,404
Operating real estate	N/A	7,741	6,000	6,000

	$844,371	$783,777	$765,657	$748,118

*	An aggregate face amount of $157.0 million (carrying value of $143.0 million) of debt represents financing provided by the CDO segment (and included as investments in the CDO segment), which is eliminated upon consolidation.

(D)	The $233.2 million of recourse debt is comprised of (i) $231.0 million of repurchase agreements secured by $244.9 million carrying amount of FNMA/FHLMC securities and (ii) $2.2 million of repurchase agreements secured by $29.1 million face amount of senior notes issued by Newcastle CDO VI, which was repurchased by Newcastle in December 2010 and eliminated in consolidation.

(E)	The following table summarizes the investments in the unlevered other segment as of December 31, 2011:

	Outstanding Face Amount	Carrying Value	Number of Investments
Real estate securities	$183,507	$7,614	25
Real estate related loans	24,543	6,366	1
Residential mortgage loans	5,227	2,687	170
Other investments	N/A	6,024	1

	$213,277	$22,691	197

(F)	Represents the elimination of investments and financings and their related income and expenses between the CDO segment and the other non-recourse segment as the corresponding inter-segment investments and financings are presented on a gross basis within each of these segments.

Our investments currently cover the following distinct categories:

1) Real Estate Securities:	We underwrite, acquire and manage a diversified portfolio of credit sensitive real estate securities, including commercial mortgage backed securities (CMBS), senior unsecured REIT debt issued by REITs, real estate related asset backed securities (ABS), including subprime securities, and FNMA/FHLMC securities. As of December 31, 2011, our real estate securities represented 47.4% of our assets.

2) Real Estate Related Loans:	We acquire and originate loans to real estate owners, including B-notes, mezzanine loans, corporate bank loans, and whole loans. As of December 31, 2011, our real estate related loans represented 22.3% of our assets.

3) Residential Mortgage Loans:	We acquire residential mortgage loans, including manufactured housing loans and subprime mortgage loans. As of December 31, 2011, our residential mortgage loans represented 9.1% of our assets.

4) Operating Real Estate:	We acquire and manage direct and indirect interests in operating real estate. As of December 31, 2011, our operating real estate represented 0.9% of our assets.

5) Excess Mortgage Servicing Rights:	We made our first investment in excess MSRs in December 2011. As of December 31, 2011, our interests in these rights represented 1.2% of our assets.

In addition, Newcastle had restricted and unrestricted cash and other miscellaneous net assets, which represented 19.1% of our assets at December 31, 2011.

Newcastle’s stock is traded on the New York Stock Exchange under the symbol “NCT.” Newcastle is a real estate investment trust for federal income tax purposes and is externally managed and advised by an affiliate of Fortress Investment Group LLC, or Fortress. For its services, our manager is entitled to a management fee and incentive compensation pursuant to a management agreement. Fortress, through its affiliates, and principals of Fortress collectively owned 4.8 million shares of our common stock and Fortress, through its affiliates, had options to purchase an additional 6.0 million shares of our common stock, which were issued in connection with our equity offerings, representing approximately 9.7% of our common stock on a fully diluted basis, as of December 31, 2011.

During the year ended December 31, 2011, Newcastle actively pursued opportunities to raise capital and make new investments at attractive yields.

Highlighted below are the significant transactions executed during the year.

•

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

•

In March 2011, Newcastle issued 17,250,000 shares of its common stock in a public offering at a price to the public of $6.00 per share for net proceeds of approximately $98.4 million. In September 2011, Newcastle issued 25,875,000 shares of its common stock in a public offering at a price to the public of $4.55 per share for net proceeds of approximately $112.3 million.

•

In May 2011, we completed a securitization transaction to refinance approximately $197 million outstanding principal balance of manufactured housing loans. We issued approximately $160 million aggregate principal amount of asset-backed notes, of which $143 million was sold to third parties and $17 million was sold to certain CDOs managed and consolidated by us. In addition, we retained the below investment grade notes and residual interest, and invested approximately $20 million of unrestricted cash in the new securitization structure. The gross proceeds received from the issuance of the notes were used to repay the previously existing financing on this portfolio in full, terminate the related interest rate swap contracts and pay the related transaction costs.

•

In December 2011, we made our first investment in excess MSRs. We invested $44 million to acquire a 65% interest in the excess MSRs of a $9.9 billion residential mortgage portfolio. Nationstar Mortgage LLC (“Nationstar”), a leading residential mortgage servicer that is externally managed by our manager, is the servicer of the loans and invested alongside Newcastle by acquiring the remaining 35% interest in the excess MSRs. To the extent any loans in this portfolio are refinanced by Nationstar, subject to certain limitations, we are entitled to receive our pro rata share of the excess MSRs of the refinanced loans. Newcastle will not have any servicing duties, advance obligations or liabilities associated with the portfolio.

•

As a result of the improvement in our financial condition and liquidity, the Board of Directors reinstated the quarterly dividend on our common stock beginning in the second quarter of 2011, and declared aggregate common stock dividends of $0.40 per share, or $39.5 million, for the year ended December 31, 2011.

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

The following summarizes our consolidated investment portfolio at December 31, 2011 (dollars in millions):

	Outstanding Face Amount	Amortized Cost Basis (1)	Percentage of Total Amortized Cost Basis	Carrying Value	Number of Investments	Credit (2)	Weighted Average Life (years) (3)
Investment (7)
I. Real Estate Related Investments
Commercial
CMBS	$1,546	$1,124	38.2%	$1,129	204	BB+	4.1
Mezzanine Loans	609	469	15.9%	469	17	73%	2.4
B-Notes	174	153	5.2%	153	5	61%	2.8
Whole Loans	31	31	1.0%	31	3	48%	1.9
CDO Securities (4)	88	68	2.3%	56	3	BB+	3.5
Other Investments (5)	25	25	0.8%	25	1	-	-

Total Commercial Assets	2,473	1,870	63.4%	1,863			3.5

Residential
Manufactured Housing and Residential	379	328	11.1%	328	10,045	704	6.6
Subprime Securities	246	123	4.2%	129	63	B	6.9
Real Estate ABS	53	40	1.4%	38	14	BBB-	7.2

	678	491	16.7%	495			6.7

FNMA/FHLMC securities	232	243	8.3%	245	31	AAA	4.6

Total Residential Assets	910	734	25.0%	740			6.2

Corporate
REIT Debt	137	136	4.6%	135	20	BB+	2.4
Corporate Bank Loans	283	161	5.5%	161	6	CC	3.0

Total Corporate Assets	420	297	10.1%	296			2.8

II. Excess Mortgage Servicing Rights	44	44	1.5%	44	1	-	6.0

TOTAL / WA	$3,847	$2,945	100.0%	$2,943			4.1

Reconciliation to GAAP total assets:
Other assets
Subprime mortgage loans subject to call option (6)				405
Real estate held for sale				8
Cash and restricted cash				262
Other				34

GAAP total assets				$3,652

WA – Weighted average, in all tables.

(1)	Net of impairments.

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

(3)	Weighted average life is based on the timing of expected principal reduction on the asset.

(4)	Represents non-consolidated CDO securities, excluding ten securities with a zero value, which had an aggregate face amount of $118 million.

(5)	Represents an equity investment in a real estate owned property.

(6)

Our subprime mortgage loans subject to call option are excluded from the statistics because they result from an option, not an obligation, to repurchase such loans, are noneconomic until such option is exercised, and are offset by an equal liability on the consolidated balance sheet.

(7)	The following tables summarize certain supplemental data relating to our investments (dollars in tables in thousands):

CMBS

Deal Vintage (A)	Average Minimum Rating (B)	Number	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Delinquency 60+/FC/REO (C)	Principal Subordination (D)	Weighted Average Life (years) (E)
Pre 2004	BB+	60	$301,373	$283,342	25.2%	$263,447	7.3%	14.4%	1.5
2004	BB+	31	143,831	113,231	10.1%	105,349	2.3%	7.7%	3.4
2005	BB+	29	317,865	192,387	17.1%	219,565	5.2%	8.5%	3.6
2006	BB	44	409,417	281,889	25.1%	275,951	8.1%	11.8%	3.8
2007	B-	16	121,638	35,266	3.1%	52,362	16.2%	10.9%	4.3
2010	BB+	4	46,798	43,499	3.9%	42,129	0.0%	3.5%	8.8
2011	BBB	20	204,955	174,832	15.5%	170,015	0.0%	7.2%	8.5

Total / WA	BB+	204	$1,545,877	$1,124,446	100.0%	$1,128,818	6.1%	10.3%	4.1

(A)	The year in which the securities were issued.
(B)	Ratings provided above were determined by third party rating agencies as of a particular date, may not be current and are subject to change at any time. We had $2.3 million of CMBS assets that were on negative watch for possible downgrade by at least one rating agency as of December 31, 2011.
(C)	The percentage of underlying loans that are 60+ days delinquent, or in foreclosure or considered real estate owned (REO).
(D)	The percentage of the outstanding face amount of securities that is subordinate to our investments.
(E)	Weighted average life is based on the timing of expected principal reduction on the asset.

CDO Securities (A)

Collateral Manager	Primary Collateral Type	Number	Average Minimum Rating (B)	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Principal Subordination (C)
Third Party	CMBS	1	BBB-	$77,027	$60,801	89.9%	$49,296	51.7%
Newcastle	CMBS	1	BBB-	5,502	4,224	6.2%	3,940	29.5%
Newcastle	ABS	1	CC	5,500	2,600	3.9%	2,750	49.1%

TOTAL/WA		3	BB+	$88,029	$67,625	100.0%	$55,986	50.2%

(A)	Represents non-consolidated CDO securities, excluding ten securities with a zero value, which had an aggregate face amount of $118 million.
(B)	Ratings provided above were determined by third party rating agencies as of a particular date, may not be current and are subject to change at any time.
(C)	The percentage of the outstanding face amount of securities that is subordinate to our investments.

Mezzanine Loans, B-Notes and Whole Loans

Asset Type	Number	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Weighted Average First Dollar Loan to Value (A)	Weighted Average Last Dollar Loan to Value (A)	Delinquency (B)
Mezzanine Loans	17	$609,117	$469,326	71.9%	$469,326	60.8%	73.2%	2.0%
B-Notes	5	174,153	152,535	23.4%	152,535	50.5%	60.7%	31.2%
Whole Loans	3	30,566	30,566	4.7%	30,566	0.0%	48.2%	0.0%

Total/WA	25	$813,836	$652,427	100.0%	$652,427	56.3%	69.6%	8.2%

(A)	Loan to value is based on the appraised value at the time of purchase or refinancing.
(B)	The percentage of underlying loans that are non-performing, in foreclosure, under bankruptcy filing or considered real estate owned.

Manufactured Housing and Residential Loans

Deal	Average FICO Score (A)	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Average Loan Age (years)	Original Balance	Delinquency 90+/FC/ REO (B)	Cumulative Loss to Date
Manufactured Housing
Loans Portfolio I	702	$135,977	$110,528	33.6%	$110,528	10.2	$327,855	1.5%	7.9%
Manufactured Housing
Loans Portfolio II	702	183,062	174,331	53.1%	174,331	12.6	434,743	1.7%	6.2%
Residential Loans Portfolio I	714	56,377	40,270	12.3%	40,270	8.7	646,357	12.1%	0.4%
Residential Loans Portfolio II	737	3,779	3,415	1.0%	3,415	7.3	83,950	0.0%	0.0%

Total / WA	704	$379,195	$328,544	100.0%	$328,544	11.1	$1,492,905	3.2%	5.9%

(A)	Based on updated FICO scores provided by the loan servicer of the manufactured housing loan portfolios and original FICO scores for the residential loan portfolios as the loan servicers of the residential loan portfolios do not provide updated FICO scores.
(B)	The percentage of loans that are 90+ days delinquent, or in foreclosure or considered real estate owned.

Subprime Securities (A)

	Security Characteristics
Vintage (B)	Average Minimum Rating (C)	Number of Securities	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Principal Subordination (D)	Excess Spread (E)
2003	B-	14	$14,063	$6,805	5.5%	$8,116	24.7%	4.2%
2004	BB-	9	34,567	16,483	13.4%	18,117	25.2%	3.7%
2005	B-	26	108,265	41,463	33.7%	42,840	32.1%	4.4%
2006	B+	7	57,794	38,588	31.4%	38,626	41.0%	5.4%
2007 and later	CCC	7	31,325	19,684	16.0%	20,923	29.7%	3.5%

Total / WA	B	63	$246,014	$123,023	100.0%	$128,622	32.5%	4.4%

	Collateral Characteristics
Vintage (B)	Average Loan Age (years)	Collateral Factor (F)	3 month CPR (G)	Delinquency (H)	Cumulative Losses to Date
2003	9.0	0.09	6.2%	18.1%	4.1%
2004	7.6	0.14	9.1%	17.5%	4.1%
2005	6.6	0.18	10.9%	28.1%	11.1%
2006	5.8	0.31	12.7%	24.3%	18.6%
2007 and later	5.3	0.47	10.2%	22.9%	21.1%

Total / WA	6.5	0.24	10.7%	24.5%	12.8%

Real Estate ABS

	Security Characteristics
Asset Type	Average Minimum Rating (C)	Number	Outstanding Face Amount	Amortized Cost Basis Amount	Percentage of Total Amortized Cost Basis	Carrying Value	Principal Subordination (D)	Excess Spread (E)
Manufactured Housing	BBB+	7	$30,232	$29,454	73.8%	$30,547	41.6%	1.5%
Small Business Loans	BB+	7	23,115	10,465	26.2%	7,560	21.9%	0.8%

Total / WA	BBB-	14	$53,347	$39,919	100.0%	$38,107	33.1%	1.2%

	Collateral Characteristics
Asset Type	Average Loan Age (months)	Collateral Factor (F)	3 Month CPR (G)	Delinquency (H)	Cumulative Losses to Date
Manufactured Housing	12.2	0.25	6.3%	2.3%	13.4%
Small Business Loans	6.8	0.50	5.9%	21.6%	17.3%

Total / WA	9.9	0.36	6.1%	10.6%	15.1%

(A)	Includes subprime retained securities in the securitizations of Subprime Portfolios I and II. For further information on these securitizations, see Note 5 to our consolidated financial statements included herein.
(B)	The year in which the securities were issued.
(C)	Ratings provided above were determined by third party rating agencies as of a particular date, may not be current and are subject to change at any time. We had approximately $25.1 million of ABS securities that were on negative watch for possible downgrade by at least one rating agency as of December 31, 2011.

(D)	The percentage of the outstanding face amount of securities and residual interests that is subordinate to our investments.
(E)	The annualized amount of interest received on the underlying loans in excess of the interest paid on the securities, as a percentage of the outstanding collateral balance.
(F)	The ratio of original unpaid principal balance of loans still outstanding.
(G)	Three month average constant prepayment rate.
(H)	The percentage of underlying loans that are 90+ days delinquent, in foreclosure, or considered real estate owned.

REIT Debt

Industry	Average Minimum Rating (A)	Number	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value
Retail	A-	4	$34,525	$33,712	24.8%	$36,406
Diversified	CCC+	4	39,286	38,502	28.3%	32,866
Office	BBB	6	34,117	34,413	25.3%	34,750
Multifamily	BBB	3	12,765	12,794	9.4%	13,429
Healthcare	BBB-	3	16,700	16,510	12.2%	17,845

Total / WA	BB+	20	$137,393	$135,931	100.0%	$135,296

Corporate Bank Loans

Industry	Average Minimum Rating (A)	Number	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value
Real Estate	NR	1	$17,811	$15,139	9.4%	$15,139
Media	CCC-	2	110,710	25,222	15.7%	25,222
Resorts	NR	1	136,156	106,156	65.9%	106,156
Restaurant	B	2	18,101	14,636	9.0%	14,636

Total / WA	CC	6	$282,778	$161,153	100.0%	$161,153

(A)	Ratings provided above were determined by third party rating agencies as of a particular date, may not be current and are subject to change at any time. We had $27.9 million of REIT debt and no corporate bank loans that were on negative watch for possible downgrade by at least one rating agency as of December 31, 2011.

Excess MSRs

Collateral Characteristics:

	Initial Investment Amount	Carrying Amount	Collateral Characteristics
			Original Principal Balance	Current Principal Balance	WA Coupon	WA Maturity (months)	Average Loan Age (months)	Delinquency 30+ (A)	1 Month CPR (B)	1 Month CRR (C)	1 Month CDR (D)
Portfolio I	$43,742	$43,971	$9,940,385	$9,705,512	6.1%	288	62	7.6%	9.5%	9.4%	0.1%

(A)	The percentage of underlying loans that missed their last payment.
(B)	Constant prepayment rate.
(C)	Voluntary prepayment rate.
(D)	Involuntary prepayment rate.

Credit Risk Management

Credit risk refers to the ability of each individual borrower under our loans and securities to make required interest and principal payments on the scheduled due dates. We strive to reduce credit risk by actively monitoring our asset portfolio and the underlying credit quality of our holdings and, where feasible and appropriate, repositioning our investments to upgrade their credit quality and yield. A significant portion of our investments are financed with collateralized debt obligations, known as CDOs. Our CDO financings offer us the structural flexibility to buy and sell certain investments to manage risk and, subject to certain limitations, to optimize returns.

Further, while the expected yield on our real estate securities, which comprise a meaningful portion of our assets, is sensitive to the performance of the underlying loans, the first risk of default and loss -referred to as a “first loss” position-is borne by the more subordinated securities or other features of the securitization transaction, in the case of commercial mortgage and asset backed securities, and the issuer’s underlying equity and subordinated debt, in the case of senior unsecured REIT debt securities. We also invest in loans and securities which represent “first loss” positions; in other words, they do not benefit from credit support although we believe at acquisition they predominantly benefit from underlying collateral value in excess of their carrying amounts.

Our Financing and Hedging Activities

We employ leverage as part of our investment strategy. We do not have a predetermined target debt to equity ratio as we believe the appropriate leverage for the particular assets we are financing depends on the credit quality of those assets. As of December 31, 2011 and as of the date of this Annual Report, we have complied with the general investment guidelines adopted by our board of directors that limit total leverage. We utilize leverage for the sole purpose of financing our portfolio and not for the purpose of speculating on changes in interest rates.

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

Further details regarding our hedging activities are presented in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk – Interest Rate and Credit Spread Sensitive Instruments and Fair Value.”

Debt Obligations

The following table presents certain summary information regarding our debt obligations and related hedges as of December 31, 2011 (dollars in thousands):

					Face	Collateral
Debt Obligation	Outstanding Face Amount	Carrying Value	Weighted Average Funding Cost (1)	Weighted Average Maturity (Years)	Amount of Floating Rate Debt	Outstanding Face Amount (2)	Amortized Cost Basis (2)	Carrying Value (2)	Weighted Average Maturity (Years)	Floating Rate Face Amount (2)	Aggregate Notional Amount of Current Hedges (3)

CDO Bonds Payable	$2,405,044	$2,403,605	2.76%	3.7	$2,383,203	$3,126,824	$2,353,413	$2,360,015	3.8	$1,145,644	$1,172,612

Other Bonds and Notes

Payable	202,456	200,377	4.31%	3.5	5,491	370,189	327,816	327,816	6.6	88,558	-

Repurchase Agreements (4)	239,740	239,740	0.49%	0.2	239,740	232,355	244,916	244,916	4.6	232,355	-

Junior Subordinated
Notes Payable	51,004	51,248	7.41%	23.3	-	-	-	-	-	-	-

Subtotal debt obligations	2,898,244	2,894,970	2.76%	3.7	$2,628,434	$3,729,368	$2,926,145	$2,932,747	4.1	$1,466,557	$1,172,612

Financing on Subprime Mortgage Loans Subject to Call Option	406,217	404,723

Total debt obligations	$3,304,461	$3,299,693

(1)	Including the effect of applicable hedges.
(2)	Including restricted cash held for reinvestment in CDOs.
(3)	Including a $36.4 million notional amount of interest rate cap agreements in CDO X, and $95.3 million and $88.3 million notional amount of interest rate swap agreements in CDOs IV and VI, respectively, which were economic hedges not designated as hedges for accounting purposes.
(4)	These repurchase agreements were partially secured by $29.1 million face amount of notes issued by Newcastle CDO VI, which was repurchased by Newcastle in December 2010 and eliminated in consolidation. As of December 31, 2011, the maximum recourse to Newcastle was $2.2 million.

Further details regarding our debt obligations are presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” as well as Note 8 to Part II, Item 8, “Financial Statements and Supplementary Data.”

Formation

We were formed in June 2002 and completed our initial public offering in October 2002.

The following table presents information on shares of our common stock issued since our formation:

Year	Shares Issued	Range of Issue Prices (1)	Net Proceeds (millions)
Formation - 2006	45,713,817
2007	7,065,362	$27.75-$31.30	$201.3
2008	9,871	N/A	$0.1
2009	123,463	N/A	$0.1
2010	9,114,671	$3.13	$28.5
2011	43,153,825	$4.55-$6.00	$210.8

December 31, 2011	105,181,009

(1)	Excludes prices of shares issued pursuant to the exercise of options and of shares issued to our independent directors. Includes prices of shares issued in exchange for preferred shares.

Investment Guidelines

Our general investment guidelines, adopted by our board of directors, include:

—	no investment is to be made which would cause us to fail to qualify as a REIT;

—	no investment is to be made which would cause us to be regulated as an investment company;

—	no more than 20% of our total equity, determined as of the date of such investment, is to be invested in any single asset;

—	our leverage (as defined in our governing documents) is not to exceed 90% of the sum of our total debt and our total equity; and

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

The management agreement requires our manager to manage our business affairs in conformity with the policies and the investment guidelines that are approved and monitored by our board of directors. Our manager manages our operations under the direction of our board of directors. The manager is responsible for, among other things, (i) the purchase and sale of real estate securities, loans, excess MSRs and other real estate related assets, (ii) the financing of our real estate securities and loans and other real estate related assets, (iii) management of our real estate, including arranging for purchases, sales, leases, maintenance and insurance, (iv) the purchase, sale and servicing of loans for us, and (v) investment advisory services. Our manager is responsible for our day-to-day operations and performs (or causes to be performed) such services and activities relating to our assets and operations as may be appropriate.

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

To provide an incentive for our manager to enhance the value of our common stock, our manager is entitled to receive an incentive return (the “Incentive Compensation”) on a cumulative, but not compounding, basis in an amount equal to the product of (A) 25% of the dollar amount by which (1) (a) our funds from operations (defined as the net income available for common stockholders before the Incentive Compensation, excluding extraordinary items, plus depreciation of operating real estate, and after adjusting for unconsolidated subsidiaries, if any) per share of common stock (based on the weighted average number of shares of common stock outstanding) plus (b) gains (or losses) from debt restructuring and from sales of property and other assets per share of common stock (based on the weighted average number of shares of common stock outstanding), exceed (2) an amount equal to (a) the weighted average of the price per share of common stock in our initial public offering and the value attributed to the net assets transferred to us by Newcastle Investment Holdings, and in any of our subsequent offerings (adjusted for prior capital dividends or capital distributions) multiplied by (b) a simple interest rate of 10% per annum (divided by four to adjust for quarterly calculations) multiplied by (B) the weighted average number of shares of common stock outstanding. Our manager earned no incentive compensation during 2011, 2010, or 2009.

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

Competition

We are subject to significant competition in seeking investments. We compete with several other companies for investments, including other REITs, mortgage servicers, insurance companies and other investors. Some of our competitors have advantages over us, such as greater resources than we possess, or greater access to capital or various types of financing than are available to us, and we may not be able to compete successfully for investments. See Part 1, Item 1A, “Risk Factors – We are subject to significant competition, and we may not compete successfully.”

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

Employees

As described above under “– The Management Agreement,” we are managed by FIG LLC, an affiliate of Fortress Investment Group LLC. As a result, we have no employees. From time to time, certain of our officers may enter into written agreements with us that memorialize the provision of certain services; these agreements do not provide for the payment of any cash compensation to such officers from us. The employees of FIG LLC are not a party to any collective bargaining agreement.

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

On July 21, 2010, the United States enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act” or “Act”). The Dodd-Frank Act affects almost every aspect of the U.S. financial services industry, including certain aspects of the markets in which we operate. The Act imposes new regulations on us and how we conduct our business. For example, the Act will impose additional disclosure requirements for public companies and generally require issuers or originators of asset-backed securities to retain at least five percent of the credit risk associated with the securitized assets. In addition, as a result of the Act, we were required to register as an investment adviser with the SEC, which increases our regulatory compliance costs and subjects us to the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Advisers Act imposes numerous obligations on registered investment advisers, including record-keeping, reporting, operational and marketing requirements, disclosure obligations and prohibitions on fraudulent activities. The SEC is authorized to institute proceedings and impose sanctions for violations of the Advisers Act, ranging from fines and censure to termination of an investment adviser’s registration. Investment advisers also are subject to certain state securities laws and regulations. Non-compliance with the Advisers Act or other federal and state securities laws and regulations could result in investigations, sanctions, disgorgement, fines and reputational damage.

The Act will impose mandatory clearing, exchange-trading and margin requirements on many derivatives transactions (including formerly unregulated over-the-counter derivatives) in which we may engage. The Act also creates new categories of regulated market participants, such as “swap-dealers,” “security-based swap dealers,” “major swap participants” and “major security-based swap participants,” who will be subject to significant new capital, registration, recordkeeping, reporting, disclosure, business conduct and other regulatory requirements that will give rise to new administrative costs. In addition, the new regulation of over-the-counter derivatives and a recently-adopted implementing rule may require us to register with and be regulated by the U.S. Commodity Futures Trading Commission (“CFTC”) as a commodity pool operator (“CPO”). The Commodity Exchange Act and CFTC regulations impose various requirements on CPOs, including record-keeping, reporting, operational and marketing requirements, disclosure obligations and prohibitions on fraudulent activities. Complying with these requirements could increase our expenses and negatively impact our financial results.

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

The U.S. government has enacted legislation that enables government agencies to modify the terms of a significant number of residential and other loans to provide relief to borrowers without the applicable investor’s consent. These modifications allow for outstanding principal to be deferred, interest rates to be reduced, the length of the loan to be extended or other terms to be changed in ways that can permanently eliminate the cash flow (principal and interest) associated with a portion of the loan. These modifications are currently reducing, or in the future may reduce, the value of a number of our current or future investments, including investments in mortgage-backed securities, mortgage servicing rights (“MSRs”) and excess mortgage servicing rights (“excess MSRs”). As a result, such loan modifications are negatively affecting our business, results of operations and financial condition. In addition, certain market participants propose reducing the amount of paperwork required by a borrower to modify a loan, which could increase the likelihood of fraudulent modifications and materially harm the U.S. mortgage market and investors that have exposure to this market. Additional legislation intended to provide relief to borrowers may be enacted and could further harm our business, results of operations and financial condition.

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

The ability of our manager and its officers and employees to engage in other business activities, subject to the terms of our management agreement with our manager, may reduce the amount of time our manager, its officers or other employees spend managing us. In addition, we may engage (subject to our investment guidelines) in material transactions with our manager or another entity managed by our manager or one of its affiliates, including certain financing arrangements and co-investments, investments in excess MSRs and senior living facilities, that present an actual, potential or perceived conflict of interest. It is possible that actual, potential or perceived conflicts could give rise to investor dissatisfaction, litigation or regulatory enforcement actions. Appropriately dealing with conflicts of interest is complex and difficult, and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with one or more potential, actual or perceived conflicts of interest. Regulatory scrutiny of, or litigation in connection with, conflicts of interest could have a material adverse effect on our reputation, which could materially adversely affect our business in a number of ways, including causing an inability to raise additional funds, a reluctance of counterparties to do business with us, a decrease in the prices of our common and preferred securities and a resulting increased risk of litigation and regulatory enforcement actions.

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

Consistent with our broad investment guidelines and our investment objectives, we have acquired and are actively exploring additional opportunities to acquire excess MSRs and additional classes of operating real estate, including senior living facilities. See “ — We invest in excess MSRs, and such investments could have a negative impact on our financial results,” and “ — We may invest in senior living facilities, which are subject to various risks that could have a negative impact on our financial results.”

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

The market in which we operate is affected by a number of factors that are largely beyond our control but can nonetheless have a potentially significant, negative impact on us. These factors include, among other things:

•	Interest rates and credit spreads;

•	The availability of credit, including the price, terms and conditions under which it can be obtained;

•	The quality, pricing and availability of suitable investments and credit losses with respect to our investments;

•	The ability to obtain accurate market-based valuations;

•	Loan values relative to the value of the underlying real estate assets;

•	Default rates on both commercial and residential mortgages and the amount of the related losses;

•	Prepayment speeds, delinquency rates and legislative/regulatory changes with respect to our investments in excess MSRs;

•	The actual and perceived state of the real estate markets, market for dividend-paying stocks and public capital markets generally;

•	Unemployment rates; and

•	The attractiveness of other types of investments relative to investments in real estate or REITs generally.

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

We believe the risks associated with our business are more severe during periods similar to those we recently experienced in which an economic slowdown or recession is accompanied by declining real estate values. Declining real estate values generally reduce the level of new mortgage loan originations, since borrowers often use increases in the value of their existing properties to support the purchase of, or investment in, additional properties. Borrowers may also be less able to pay principal and interest on our loans, and the loans underlying our securities, if the real estate economy weakens. Further, declining real estate values significantly increase the likelihood that we will incur losses on our loans and securities in the event of default because the value of our collateral may be insufficient to cover our basis. Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect our net interest income from loans and securities in our portfolio and our income from excess mortgage servicing rights, as well as our ability to originate, sell and securitize loans, which would significantly harm our revenues, results of operations, financial condition, liquidity, business prospects and our ability to make distributions to our shareholders. For more information on the impact of market conditions on our business and results of operations see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Considerations.”

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

We had approximately $128.2 million of assets in our consolidated CDOs as of December 2011 or February 2012, as appropriate, that are under negative watch for possible downgrade by at least one of the rating agencies. One or more of the rating agencies could downgrade some or all of these assets at any time, and any such downgrade could negatively affect – and possibly materially affect – our future cash flows. As of the December 2011 remittance date for CDO IV and as of the February 2012 remittance date for CDO VI, these CDOs were not in compliance with their applicable over collateralization tests and, consequently, we are not receiving residual cash flows from these CDOs. However, we continue to receive senior management fees and cash flow distributions from senior classes of bonds we own. Based upon our current calculations, we expect these CDOs to remain out of compliance for the foreseeable future. Moreover, given current market conditions, it is possible that all of our CDOs could be out of compliance with their over collateralization tests as of one or more measurement dates within the next twelve months.

Our ability to rebalance will depend upon the availability of suitable securities, market prices, whether the reinvestment period of the applicable CDO has ended, and other factors that are beyond our control. For example, one strategy we have employed to facilitate compliance with over collateralization tests has been to repurchase notes issued by our CDOs and subsequently cancel them in accordance with the terms of the relevant governing documentation. However, there can be no assurance that the trustee of our CDOs will not impose guidelines for such cancelations that would make it more difficult or impossible to employ this strategy in the future. While there are other permissible methods to rebalance or otherwise correct CDO test failures, such methods may be extremely difficult to employ given current market conditions, and we cannot assure you that we will be successful in our rebalancing efforts. If the liabilities of our CDOs are downgraded by Moody’s Investors Service to certain predetermined levels, our discretion to rebalance the applicable CDO portfolios may be negatively impacted. Moreover, if we bring these coverage tests into compliance, we cannot assure you that they will not fall out of compliance in the future or that we will be able to correct any noncompliance.

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

In addition, we can be removed as manager of a CDO if certain events occur, including the failure to satisfy specific over collateralization and interest coverage tests, failure to satisfy certain “key man” requirements or an event of default occurring for the failure to pay interest on the related senior classes of securities of the CDO. If we are removed as collateral manager, we would no longer receive management fees from — and no longer be able to manage the assets of — the applicable CDO, which could negatively affect our cash flows, business, results of operations and financial condition. On June 17, 2011, CDO V failed additional over collateralization tests. The consequences of failing these tests are that an event of default has occurred, and we may be removed as the collateral manager under the documentation governing CDO

V. So long as the event of default continues, we will not be permitted to purchase or sell any collateral in CDO V. If we are removed as the collateral manager of CDO V, we would no longer receive the senior management fees from such CDO. As of February 29, 2012, we have not been removed as collateral manager. Based upon our current calculations, we estimate that if we are removed as the collateral manager of CDO V, the loss of senior management fees would not have a material negative impact on our cash flows, business, results of operations or financial condition. Given current market conditions, it is possible that events of default may occur in other CDOs, and we could be removed as the collateral manager of those CDOs if certain events of default occur. Moreover, our cash flows, business, results of operations and/or financial condition could be materially and negatively impacted if certain events of default occur.

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

While being engaged as the collateral manager of such CDOs potentially enables us to grow our business, it also entails a number of risks that could harm our reputation, results of operations and financial condition. For example, we purchased the management rights with respect to the C-BASS CDOs pursuant to a bankruptcy proceeding. As a result, we were not able to conduct extensive due diligence on the CDO assets even though many classes of securities issued by the CDOs were rated as “distressed” by the rating agencies as of the most recent rating date prior to our becoming the collateral manager of the CDOs. We may willingly or unknowingly assume actual or contingent liabilities for significant expenses, we may become subject to new laws and regulations with which we are not familiar, and we may become subject to increased risk of litigation, regulatory investigation or negative publicity. For example, we determined that it would be prudent to register the subsidiary that became the collateral manager of the C-BASS CDOs as a registered investment adviser, which has increased our regulatory compliance costs. In addition to defending against litigation and complying with regulatory requirements, being engaged as collateral manager may require us to invest other resources for various other reasons, which could detract from our ability to capitalize on future opportunities. Moreover, being engaged as collateral manager may require us to integrate complex technological, accounting and management systems, which may be difficult, expensive and time-consuming and which we may not be successful in integrating into our current systems. In addition to the risk that we face if we are successful in becoming the manager of additional CDOs, we may attempt but fail to become the collateral manager of CDOs in the future, which could harm our reputation and subject us to costly litigation. Finally, if we include the financial performance of the C-BASS CDOs or other CDOs for which we become the collateral manager in our public filings, we are subject to the risk that, particularly during the period immediately after we become the collateral manager, this information may prove to be inaccurate or incomplete. The occurrence of any of these negative integration events could negatively impact our reputation with both regulators and investors, which could, in turn, subject us to additional regulatory scrutiny and impair our relationships with the investment community. The occurrence of any of these problems could negatively affect our reputation, financial condition and results of operations.

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

Our counterparties are not required to roll our repurchase agreements upon the expiration of their stated terms, which subjects us to a number of risks. As we have experienced recently and may experience in the future, counterparties electing to roll our repurchase agreements may charge higher spread and impose more onerous terms upon us, including the requirement that we post additional margin as collateral. More significantly, if a repurchase agreement counterparty elects not to extend our financing, we would be required to pay the counterparty the full repurchase price on the maturity date and find an alternate source of financing. Alternate sources of financing may be more expensive, contain more onerous terms or simply may not be available. If we were unable to pay the repurchase price for any security financed with a repurchase agreement, the counterparty has the right to sell the underlying security being held as collateral and require us to compensate for any shortfall between the value of our obligation to the counterparty and the amount for which the collateral was sold (which may be a significantly discounted price). As of December 31, 2011, we had $239.7 million outstanding under repurchase agreement financings. Moreover, all of our repurchase agreement obligations are with two counterparties. If any of our counterparties elected not to roll these repurchase agreements, we may not be able to find a replacement counterparty in a timely manner.

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

In addition, with respect to our CDOs, certain of our derivative counterparties are required to maintain certain ratings to avoid having to post collateral or transfer the derivative to another counterparty. If a counterparty was downgraded below these levels, it may not be able to satisfy its obligations under the derivative, which could have a material negative effect on the applicable CDO.

Furthermore, with respect to our investments in excess MSRs, we are subject to the risks of the mortgage servicer. To the extent that it is terminated as the mortgage servicer of the underlying mortgage loan pool, or files for bankruptcy, our ability to receive excess mortgage servicing fees or eventually recover our investment would be severely impacted. See “– We will be dependent on mortgage servicers to service the mortgage loans underlying any mortgage servicing rights that we acquire.”

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

One component of our investment strategy is to use match funded financing structures for our investments, which match assets and liabilities with respect to maturities and interest rates. When available, this strategy mitigates the risk of not being able to refinance an investment on favorable terms or at all. However, our manager may elect for us to bear a level of refinancing risk on a short-term or longer-term basis, as in the case of investments financed with repurchase agreements, when, based on its analysis, our manager determines that bearing such risk is advisable or unavoidable (which is generally the case with respect to the residential mortgage loans and FNMA/FHLMC securities in which we invest). In addition, we may be unable, as a result of conditions in the credit markets, to match fund our investments. For example, non-recourse term financing not subject to margin requirements was generally not available or economical for the past three years and is currently still difficult to obtain, which impairs our ability to match fund our investments. Moreover, we may not be able to enter into interest rate swaps. A decision not to, or the inability to, match fund certain investments exposes us to additional risks.

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

We invest in excess MSRs, and such investments could have a negative impact on our financial results.

Subject to maintaining our qualification as a REIT and our exemption from the Investment Company Act of 1940, as amended (the “Investment Company Act”), we have purchased and may continue to purchase excess MSRs with Nationstar, which is a leading residential mortgage servicer that is externally managed by our manager. We may also purchase excess MSRs directly from Nationstar or enter into similar transaction with other bank or non-bank servicers.

Excess MSRs are interests in mortgage servicing rights, representing a portion of the fee paid to mortgage servicers. The fee that a mortgage servicer is entitled to receive for servicing a pool of mortgages generally exceeds the reasonable compensation that would be charged in an arm’s-length transaction. For example, government-sponsored entities (“GSEs”), such as the Federal National Mortgage Association (“FNMA”) and the Federal Home Loan Mortgage Corp. (“FHLMC”), generally require mortgage servicers to be paid a minimum servicing fee that significantly exceeds the amount a servicer would charge in an arm’s-length transaction. The portion of the fee in excess of what would be charged in an arm’s-length transaction is commonly referred to as the excess mortgage servicing fee.

We record excess MSRs on our balance sheet at fair value, and changes in their fair value are reflected in our consolidated results of operations. The determination of the fair value of excess MSRs requires our management to make numerous estimates and assumptions that could materially differ from actual results. Such estimates and assumptions include, without limitation, estimates of the future cash flows from the excess mortgage servicing fees, which in turn are based upon assumptions about interest rates as well as prepayment rates, delinquencies and foreclosure rates of the underlying mortgage loans.

The ultimate realization of the value of excess MSRs, which are measured at fair value on a recurring basis, may be materially different than the fair values of such excess MSRs as may be reflected in our consolidated statement of financial position as of any particular date. The use of different estimates or assumptions in connection with the valuation of these assets could produce materially different fair values for such assets, which could have a material adverse effect on our consolidated financial position, results of operations and cash flows. Accordingly, there may be material uncertainty about the fair value of any excess MSRs we acquire.

The values of excess MSRs are highly sensitive to changes in interest rates. Historically, the value of excess MSRs has increased when interest rates rise and decreased when interest rates decline due to the effect those changes in interest rates have on prepayment estimates. We may pursue various hedging strategies to seek to reduce our exposure to adverse changes in interest rates. Our hedging activity will vary in scope based on the level and volatility of interest rates, the type of assets held and other changing market conditions. Interest rate hedging may fail to protect or could adversely affect us. To the extent we do not utilize derivatives to hedge against changes in the fair value of excess MSRs, our balance sheet, results of operations and cash flows would be susceptible to significant volatility due to changes in the fair value of, or cash flows from, excess MSRs as interest rates change.

Prepayment speeds significantly affect the value of excess MSRs. Prepayment speed is the measurement of how quickly borrowers pay down the unpaid principal balance of their loans or how quickly loans are otherwise brought current, modified, liquidated or charged off. When we purchase excess MSRs, we base the price we pay and the rate of amortization of those assets on, among other things, our projection of the cash flows from the related pool of mortgage loans. Our expectation of prepayment speeds is a significant assumption underlying those cash flow projections. If prepayment speeds are significantly greater than expected, the carrying value of excess MSRs could exceed their estimated fair value. If the fair value of excess MSRs decreases, we would be required to record a non-cash charge, which would have a negative impact on our financial results. Furthermore, a significant increase in prepayment speeds could materially reduce the ultimate cash flows we receive from excess MSRs, and we could ultimately receive substantially less than what we paid for such assets.

Moreover, delinquency rates have a significant impact on the value of excess MSRs. An increase in delinquencies will generally result in lower revenue because typically we will only collect servicing fees from GSEs or mortgage owners for performing loans. The price we pay for excess MSRs is based on, among other things, our projections of the cash flows from related pools of mortgage loans. Our expectation of delinquencies is a significant assumption underlying those cash flow projections. If delinquencies are significantly greater than expected, the estimated fair value of the excess MSRs could be diminished. As a result, we could suffer a loss, which would have a negative impact on our financial results.

Furthermore, MSRs are subject to numerous federal, state and local laws and regulations and may be subject to various judicial and administrative decisions imposing various requirements and restrictions on our business. If the servicer, actually or allegedly failed to comply with applicable laws, rules or regulations, it could be terminated as the servicer, which could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Our ability to acquire excess MSRs will be subject to the applicable REIT qualification tests, and we may have to hold these interests through taxable REIT subsidiaries, which would negatively impact our returns from these assets.

We will be dependent on mortgage servicers to service the mortgage loans underlying any mortgage servicing rights that we acquire.

Our investments in MSRs or excess MSRs are dependent on the mortgage servicer to perform the servicing obligations. As a result, we could be materially and adversely affected if the servicer is terminated, or is unable to adequately service the underlying mortgage loans due to:

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

In addition, a bankruptcy by any mortgage servicer that services the mortgage loans underlying any mortgage servicing rights that we have acquired or may acquire in the future could result in:

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

Any of the foregoing events could have a material and adverse effect on us.

GSE initiatives and other actions may adversely affect returns from investments in MSRs or excess MSRs.

On January 17, 2011, the Federal Housing Finance Agency announced that it has instructed FNMA and FHLMC to study possible alternatives to the current residential mortgage servicing and compensation system used for single-family mortgage loans. It is too early to determine what the GSEs, including FNMA and FHLMC, may propose as alternatives to current servicing compensation practices, or when any such alternatives would become effective. Although we do not expect MSRs that have already been created to be subject to any changes implemented by FNMA and FHLMC, it is possible that, because of the significant role of FNMA and FHLMC in the secondary mortgage market, any changes they implement could become prevalent in the mortgage servicing industry generally. Other industry stakeholders or regulators may also implement or require changes in response to the perception that the current mortgage servicing practices and compensation do not appropriately serve broader housing policy objectives. These proposals are still evolving. To the extent the GSEs implement reforms that materially affect the market for conforming loans, there may be secondary effects on the subprime and Alt-A markets. These reforms may have a material adverse effect on the economics or performance of any excess MSRs or MSRs that we may acquire in the future.

Changes to the minimum servicing fee for GSE loans could occur at any time and could impact us in significantly negative ways that we are unable to predict or protect against.

Currently, when a loan is sold into the secondary market for FNMA and FHLMC loans, the servicer is generally required to retain a minimum servicing fee (“MSF”) of 25 basis points of the outstanding principal balance for fixed rate mortgages. As has been widely publicized, in September 2011, the Federal Housing Finance Agency (FHFA) announced that a Joint Initiative on Mortgage Servicing Compensation was seeking public comment on two alternative mortgage servicing compensation structures detailed in a discussion paper. Changes to MSF could significantly impact our business in negative ways that we cannot predict or protect against. For example, a removal of MSF could radically change the mortgage servicing industry and could severely limit the excess MSRs that will be available for us to invest in. We cannot predict whether any changes to current MSF rules will occur or what impact any changes will have on our business, results of operations, liquidity or financial condition.

We are subject to significant competition, and we may not compete successfully.

We are subject to significant competition in seeking investments. We compete with other companies, including other REITs, mortgage servicers, insurance companies and other investors, including funds and companies affiliated with our manager. Some of our competitors have greater resources than we possess or have greater access to capital or various types of financing structures than are available to us, and we may not be able to compete successfully for investments or provide attractive investment returns relative to our competitors. These competitors may be willing to accept lower returns on their investments or to compromise underwriting standards and, as a result, our origination volume and profit margins could be adversely affected. Furthermore, competition for investments that are suitable for us may lead to the returns available from such investments decreasing, which may further limit our ability to generate our desired returns. We cannot assure you that other companies will not be formed that compete with us for investments or otherwise pursue investment strategies similar to ours or that we will be able to complete successfully against any such companies.

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

Our securities have historically been valued based primarily on third party quotations, which are subject to significant variability based on the liquidity and price transparency created by market trading activity. The ongoing dislocation in the trading markets has continued to reduce the trading for many real estate securities, resulting in less transparent prices for those securities. Consequently, it is currently more difficult for us to sell many of our assets than it has been historically because, if we were to sell such assets, we would likely not have access to readily ascertainable market prices when establishing valuations of them. Moreover, currently there is a relatively low market demand for the vast majority of the types of assets that we hold, which may make it extremely difficult to sell our assets. If we are required to liquidate all or a portion of our illiquid investments quickly, we may realize significantly less than the amount at which we have previously valued these investments.

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

If we were to fail to qualify as a REIT in any taxable year, we would be subject to federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates, and distributions to stockholders would not be deductible by us in computing our taxable income. Any such corporate tax liability could be substantial and would reduce the amount of cash available for distribution to our stockholders, which in turn could have an adverse impact on the value of, and trading prices for, our stock. Unless entitled to relief under certain provisions of the Code, we also would be disqualified from taxation as a REIT for the four taxable years following the year during which we initially ceased to qualify as a REIT.

Our failure to qualify as a REIT would create issues under a number of our financings and other agreements and would cause our common and preferred stock to be delisted from the NYSE.

Our failure to qualify as a REIT would create issues under a number of our financing and other agreements. In addition, the New York Stock Exchange (the “NYSE”) requires, as a condition to the continued listing of our common and preferred shares, that we maintain our REIT status. Consequently, if we fail to maintain our REIT status, our common and preferred shares would promptly be delisted from the NYSE, which would decrease the trading activity of such shares. This could make it difficult to sell shares and could cause the market volume of the shares trading to decline.

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

We may enter into financing arrangements that are structured as sale and repurchase agreements pursuant to which we would nominally sell certain of our assets to a counterparty and simultaneously enter into an agreement to repurchase these assets at a later date in exchange for a purchase price. Economically, these agreements are financings that are secured by the assets sold pursuant thereto. We believe that, for purposes of the REIT asset and income tests, we should be treated as the owner of the assets that are the subject of any such sale and repurchase agreement, notwithstanding that those agreements may transfer record ownership of the assets to the counterparty during the term of the agreement. It is possible, however, that the IRS could assert that we did not own the assets during the term of the sale and repurchase agreement, in which case we might fail to qualify as a REIT.

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

In order to maintain our tax status as a REIT, we are generally required to distribute at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and not including net capital gains) each year to our stockholders. To qualify for the tax benefits accorded to REITs, we intend to make distributions to our stockholders such that we distribute all or substantially all our net taxable income (if any) each year, subject to certain adjustments. However, our ability to meet this distribution requirement and maintain our status as a REIT may be adversely affected if certain provisions of the Code prevent us from utilizing our net operating loss carryforwards and certain built-in losses to reduce our taxable income, thereby increasing both our taxable income and the related REIT distribution requirement to a level that we are unable to satisfy. Specifically, the Code limits the ability of a company that undergoes an “ownership change” to utilize its net operating loss carryforwards and certain built-in losses to offset taxable income earned in years after the ownership change. An ownership change occurs if, during a three-year testing period, more than 50% of the stock of a company is acquired by one or more persons (or certain groups of persons) who own, directly or constructively, 5% or more of the stock of such company. An ownership change can occur as a result of a public offering of stock, as well as through secondary market purchases of our stock and certain types of reorganization transactions.

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

We may experience issues regarding the characterization of income for tax purposes. For example, we may recognize significant ordinary income, which we would not be able to offset with capital losses, which would, in turn, increase the amount of income we would be required to distribute to shareholders in order to maintain our REIT status. We expect that this disconnect will occur in the case of one or more of our non-recourse financing structures, including off balance sheet structures such as our subprime securitizations and non-consolidated CDOs, where we incur capital losses on the related assets, and ordinary income from the cancellation of the related non-recourse financing if the ultimate proceeds from the assets are insufficient to repay such debt. Through December 31, 2011, no such cancellation of CDO debt had been effected as a result of losses incurred. However, we expect that such cancellation of indebtedness within our CDOs, consolidated or non-consolidated, may occur in the future. In the case of our subprime securitizations, $32.3 million of such cancellations had been effected through December 31, 2011, and we expect such cancellations will continue as losses are realized. This disconnect could also occur, and has occurred, as a result of the repurchase of our outstanding debt at a discount as the gain recorded upon the cancellation of indebtedness is characterized as ordinary income for tax purposes. We have repurchased our debt at a discount in the past, and we intend to attempt to do so in the future. During 2009 and 2010, we repurchased $787.8 million face amount of our outstanding CDO debt and junior subordinated notes at a discount, and recorded $521.1 million of gain. In compliance with tax laws, we had the ability to defer the ordinary income recorded as a result of this cancellation of indebtedness to future years and have deferred or intend to defer all or a portion of such gain for 2009 and 2010. While such deferral may postpone the effect of the disconnect on the ability to offset taxable income and losses, it does not eliminate it. Furthermore, cancellation of indebtedness income recognized on or after January 1, 2011 cannot be deferred and must generally be recognized as ordinary income in the year of such cancellation. During the year ended

December 31, 2011, we repurchased $193.2 million face amount of our outstanding CDO debt and notes payable at a discount and recorded $82.2 million of gain for tax purposes (of which only $66.1 million gain relating to $171.8 million face amount of debt repurchased was recognized for GAAP purposes). The elimination of the ability to defer the recognition of cancellation of indebtedness income introduces additional tax implications that may significantly reduce the economic benefit of repurchasing our outstanding CDO debt.

When we experience any of these disconnects, and to the extent that a distribution through stock dividends is not viable, we may not have sufficient cashflow to make the distributions necessary to satisfy our REIT distribution requirements, which would cause us to lose our REIT status and thereby materially negatively impact our business, financial condition and potentially impair our ability to continue operating in the future. Under current market conditions, this type of disconnect between taxable income and cash proceeds would be likely to occur at some point in the future if the current regulations that create the disconnect are not revised, but we cannot predict at this time when such a disconnect might occur.

We may be unable to generate sufficient revenue from operations to pay our operating expenses and to pay distributions to our stockholders.

As a REIT, we are generally required to distribute at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and not including net capital losses) each year to our stockholders. To qualify for the tax benefits accorded to REITs, we intend to make distributions to our stockholders in amounts such that we distribute all or substantially all of our net taxable income each year, subject to certain adjustments. However, our ability to make distributions may be adversely affected by the risk factors described herein, particularly in light of current market conditions. In the event of a sustained downturn in our operating results and financial performance relative to previous periods or sustained declines in the value of our asset portfolio, we may be unable to declare or pay quarterly distributions or make distributions to our stockholders, and we may elect to comply with our REIT distribution requirements by, after completing various procedural steps, distributing, under certain circumstances, a portion of the required amount in the form of common shares in lieu of cash. The timing and amount of distributions are in the sole discretion of our board of directors, which considers, among other factors, our earnings, financial condition, debt service obligations and applicable debt covenants, REIT qualification requirements and other tax considerations and capital expenditure requirements as our board may deem relevant from time to time.

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

We conduct our operations so as not to become regulated as an investment company under the Investment Company Act. We believe that there are a number of exemptions under the Investment Company Act that may be applicable to us. The assets that we may acquire, therefore, are limited by the provisions of the Investment Company Act and the rules and regulations promulgated under the Investment Company Act. In addition, we could, among other things, be required either (a) to change the manner in which we conduct our operations to avoid being required to register as an investment company or (b) to register as an investment company, either of which could adversely affect us and the market price for our stock.

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

The trading price of our common shares has fluctuated significantly over the last three years. Moreover, future share price fluctuations could likely be subject to similarly wide price fluctuations in the future in response to various factors, including:

•	market conditions in the broader stock market in general, or in the REIT or real estate industry in particular;

•	our ability to make investments with attractive risk-adjusted returns, including, without limitation, investments in excess MSRs or senior living facilities;

•	market perception of our current and projected financial condition, potential growth, future earnings and future cash dividends;

•	announcements we make regarding dividends;

•	actual or anticipated fluctuations in our quarterly financial and operating results;

•	market perception or media coverage of our manager or its affiliates;

•	actions by rating agencies;

•	short sales of our common stock;

•	issuance of new or changed securities analysts’ reports or recommendations;

•	media coverage of us, other REITs or the outlook of the real estate industry;

•	major reductions in trading volumes on the exchanges on which we operate;

•	credit deterioration within our portfolio;

•	legislative or regulatory developments, including changes in the status of our regulatory approvals or licenses; and

•	litigation and governmental investigations.

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

While we are required to make distributions in order to maintain our REIT status (as described above under “– We may be unable to generate sufficient revenue from operations to pay our operating expenses and to pay distributions to our stockholders”), we may elect not to maintain our REIT status, in which case we would no longer be required to make such distributions. Moreover, even if we do elect to maintain our REIT status, we may elect to comply with the applicable requirements by, after completing various procedural steps, distributing, under certain circumstances, a portion of the required amount in the form of shares of our common stock in lieu of cash. If we elect not to maintain our REIT status or to satisfy any required distributions in common shares in lieu of cash, such action could negatively affect our business and financial condition as well as the price of both our common and preferred shares. No assurance can be given that we will pay any dividends on our common shares in the future.

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

It is unclear whether and to what extent we will be able to pay taxable dividends in cash and stock. Moreover, various aspects of such a taxable cash/stock dividend are uncertain and have not yet been addressed by the IRS. No assurance can be given that the IRS will not impose additional requirements in the future with respect to taxable cash/stock dividends, including on a retroactive basis, or assert that the requirements for such taxable cash/stock dividends have not been met.

Shares eligible for future sale may adversely affect our common stock price.

Sales of our common stock or other securities in the public or private market, or the perception that these sales may occur, could cause the market price of our common stock to decline. This could also impair our ability to raise additional capital through the sale of our equity securities. Under our certificate of incorporation, we are authorized to issue up to 500,000,000 shares of common stock, of which 105,181,009 shares of common stock were outstanding as of December 31, 2011. We cannot predict the size of future issuances of our common stock or other securities or the effect, if any, that future sales and issuances would have on the market price of our common stock.

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

Item 1B.	Unresolved Staff Comments

We have no unresolved staff comments received more than 180 days prior to December 31, 2011.

Item 2.	Properties.

As of December 31, 2011, we have no material investments in properties.

Our manager leases principal executive and administrative offices located at 1345 Avenue of the Americas, New York, New York 10105. Its telephone number is (212) 798-6100.

Item 3.	Legal Proceedings.

We are not a party to any material legal proceedings. No material proceedings were terminated during the fourth quarter of the fiscal year covered by this report.

Item 4.	Mine Safety Disclosures

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

We have one class of common stock, which has been listed and is traded on the New York Stock Exchange (NYSE) under the symbol “NCT” since our initial public offering in October 2002. The following table sets forth, for the periods indicated, the high, low and last sale prices in dollars on the NYSE for our common stock and the distributions we declared with respect to the periods indicated.

2011	High	Low	Last Sale	Distributions Declared
First Quarter	$8.85	$5.82	$6.04	$ -

Second Quarter	$6.48	$4.18	$5.78	$ 0.10

Third Quarter	$6.65	$4.05	$4.07	$ 0.15

Fourth Quarter	$5.12	$3.56	$4.65	$ 0.15

2010	High	Low	Last Sale	Distributions Declared
First Quarter	$3.35	$1.75	$3.23	$ -

Second Quarter	$4.18	$2.00	$2.68	$ -

Third Quarter	$3.20	$2.24	$3.10	$ -

Fourth Quarter	$7.10	$3.02	$6.70	$ -

We may declare quarterly distributions on our common stock. No assurance, however, can be given that any future distributions will be made or, if made, as to the amounts or timing of any future distributions as such distributions are subject to our earnings, financial condition, liquidity, capital requirements, REIT requirements and such other factors as our board of directors deems relevant.

On February 22, 2012, the closing sale price for our common stock, as reported on the NYSE, was $5.48. As of February 22, 2012, there were approximately 73 record holders of our common stock. This figure does not reflect the beneficial ownership of shares held in nominee name.

Equity Compensation Plan Information

The following table summarizes the total number of outstanding securities in the incentive plan and the number of securities remaining for future issuance, as well as the weighted average exercise price of all outstanding securities as of December 31, 2011.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders:

Newcastle Investment Corp. Nonqualified

Stock Option and Incentive Award Plan	6,813,109 (1)	$13.02	2,013,533 (2)

Equity Compensation Plans Not Approved by Security Holders:

None	N/A	N/A	N/A

(1)	Includes options for (i) 5,998,947 shares held by an affiliate of our manager; (ii) 798,162 shares granted to our manager and assigned to certain of Fortress’s employees; and (iii) an aggregate of 16,000 shares granted to our directors, other than Mr. Edens.

(2)	The maximum available for issuance is equal to 10% of the number of outstanding equity interests, subject to a maximum of 10,000,000 shares in the aggregate over the term of the plan and no award shall be granted on or after June 6, 2012 (but awards granted may extend beyond this date). The number of securities remaining available for future issuance is net of an aggregate of 130,240 shares of our common stock awards to our directors, other than Mr. Edens and Mr. Riis, representing the aggregate annual automatic stock awards to each such director for 2003 through 2011, and of 1,043,118 shares issued to our manager and its affiliates, certain of our directors, and employees of Fortress, upon the exercise of previously granted options.

Item 6. Selected Financial Data.

The selected historical consolidated financial information set forth below as of and for each of the five years ended December 31, 2011 has been derived from our audited historical consolidated financial statements.

The information below should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto included in Part II, Item 8, “Financial Statements and Supplementary Data.”

Selected Consolidated Financial Information

(in thousands, except per share data)

	Year Ended December 31,
	2011	2010	2009	2008	2007
Operating Data
Interest income	$292,296	$300,272	$361,866	$468,867	$680,535
Interest expense	138,035	172,219	218,410	307,303	476,932

Net interest income	154,261	128,053	143,456	161,564	203,603

Impairment (Reversal)	677	(240,858)	548,540	2,991,830	220,321

Net interest income (loss) after impairment / reversal	153,584	368,911	(405,084)	(2,830,266)	(16,718)

Other Income (Loss)	135,790	282,287	227,399	(112,809)	(8,885)
Expenses	30,233	29,528	31,901	32,623	39,724

Income (loss) from continuing operations	259,141	621,670	(209,586)	(2,975,698)	(65,327)
Income (loss) from discontinued operations	306	(8)	(318)	(9,654)	(130)

Net income (loss)	259,447	621,662	(209,904)	(2,985,352)	(65,457)
Preferred dividends	(5,580)	(7,453)	(13,501)	(13,501)	(12,640)
Excess of carrying amount of exchanged preferred stock over fair value of consideration paid	-	43,043	-	-	-

Income (loss) applicable to common stockholders	$253,867	$657,252	$(223,405)	$(2,998,853)	$(78,097)

Income (loss) per share of common stock, diluted	$3.09	$10.96	$(4.23)	$(56.81)	$(1.52)

Income (loss) from continuing operations per share of common stock, after preferred dividends and excess of carrying amount of exchanged preferred stock over fair value of consideration paid, diluted	$3.09	$10.96	$(4.22)	$(56.63)	$(1.52)

Weighted average number of shares of common stock outstanding, diluted	81,990	59,949	52,864	52,785	51,369

Dividends declared per share of common stock	$0.40	$-	$-	$0.75	$2.85

	As Of December 31,
	2011	2010	2009	2008	2007
Balance Sheet Data
Non-Recourse VIE Financing Structures
Real estate securities, available-for-sale	$1,479,214	$1,859,984	$1,784,487	$1,472,253	$3,507,813
Real estate related loans, held-for-sale, net	807,214	750,130	554,367	696,523	1,418,382
Residential mortgage loans, held-for-investment, net	331,236	124,974	-	-	529,975
Residential mortgage loans, held-for-sale, net	-	252,915	380,123	406,265	-
Other investments	18,883	18,883	-	-	-
Restricted cash	105,040	157,005	200,251	37,483	65,578
Total assets	3,179,324	3,612,733	3,358,877	3,050,535	5,963,778
Total debt	3,015,251	3,689,875	4,765,631	5,138,627	5,755,207
Total liabilities	3,150,683	3,875,181	4,971,677	5,474,308	5,863,916

Recourse Financing Structures and Unlevered Assets
Real estate securities, available-for-sale	252,530	600	46,308	196,495	1,328,071
Real estate related loans, held-for-sale, net	6,366	32,475	19,495	146,689	438,596
Residential mortgage loans, held-for-sale, net	2,687	298	3,524	3,367	104,630
Investments in excess mortgage servicing rights at fair value	43,971	-	-	-	-
Other investments	6,024	6,024	-	-	-
Cash and cash equivalents	157,356	33,524	68,300	49,746	55,916
Restricted cash	-	-	-	6,799	67,548
Total assets	472,475	74,378	155,751	423,088	2,073,992
Total debt	284,442	55,936	174,573	376,572	1,636,487
Total liabilities	309,027	59,515	183,603	392,847	1,726,229

Aggregate
Total assets	3,651,799	3,687,111	3,514,628	3,473,623	8,037,770
Total debt	3,299,693	3,745,811	4,940,204	5,515,199	7,391,694
Total liabilities	3,459,710	3,934,696	5,155,280	5,867,155	7,590,145
Common stockholders’ equity (deficit)	130,506	(309,168)	(1,793,152)	(2,546,032)	295,125
Preferred stock	61,583	61,583	152,500	152,500	152,500

Supplemental Balance Sheet Data

Common shares outstanding	105,181	62,027	52,913	52,789	52,779
Book value (deficit) per share of common stock	$1.24	$(4.98)	$(33.89)	$(48.23)	$5.59

Other Data
Core earnings (1)	$118,448	$91,072	$98,054	$115,440	$151,239

(1)	Newcastle has five primary variables that impact its operating performance: (i) the current yield earned on its investments that are not included in non-recourse financing structures (i.e., unlevered investments and investments subject to recourse debt), (ii) the net yield it earns from its non-recourse financing structures, (iii) the interest expense and dividends incurred under its recourse debt and preferred stock, (iv) its operating expenses, and (v) its realized and unrealized gains on its investments, derivatives and debt obligations, including impairment. “Core earnings,” which was referred to as “Net Interest Income Less Expenses (Net of Preferred Dividends)” in our prior filings, is a non-GAAP measure of the operating performance of Newcastle that excludes the fifth variable listed above and is equal to net interest income less expenses and preferred dividends. It is used by management to gauge the current performance of Newcastle without taking into account gains and losses, which, although they represent a part of our recurring operations, are subject to significant variability and are only a potential indicator of future economic performance. Management views this measure as Newcastle’s “core” current earnings, while gains and losses (including impairment) are simply a potential indicator of future earnings. Management believes that this measure provides investors with useful information regarding Newcastle’s “core” current earnings, and it enables investors to evaluate Newcastle’s current performance using the same measure that management uses to operate the business.

Core earnings does not represent cash generated from operating activities in accordance with GAAP and therefore should not be considered an alternative to net income as an indicator of our operating performance or as an alternative to cash flow as a measure of our liquidity and is not necessarily indicative of cash available to fund cash needs. For a further description of the differences between cash flow provided by operating activities and net income, see Part II, Item 7, “Management’s Discussed Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” below. Our calculation of core earnings may be different from the calculation used by other companies and, therefore, comparability may be limited. Set forth below is a reconciliation of core earnings to the most directly comparable GAAP financial measure.

Calculation of core earnings:

	Year Ended December 31,
	2011	2010	2009	2008	2007

Income (loss) applicable to common stockholders	$253,867	$657,252	$(223,405)	$(2,998,853)	$(78,097)
Add (deduct):

Impairment (reversal)	677	(240,858)	548,540	2,991,830	220,321

Other (income) loss	(135,790)	(282,287)	(227,399)	112,809	8,885

(Income) loss from discontinued operations	(306)	8	318	9,654	130

Excess of carrying amount of exchanged preferred stock over fair value of consideration paid	-	(43,043)	-	-	-

Core earnings	$118,448	$91,072	$98,054	$115,440	$151,239

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following should be read in conjunction with our consolidated financial statements and notes thereto included in Part II, Item 8, “Financial Statements and Supplementary Data,” and Part I, Item 1A, “Risk Factors.”

General

Newcastle Investment Corp. is a real estate investment and finance company. We invest in, and actively manage, a portfolio of real estate securities, loans, excess mortgage servicing rights (“excess MSRs”) and other real estate related assets. Our objective is to maximize the difference between the yield on our investments and the cost of financing these investments while hedging our interest rate risk. We emphasize portfolio management, asset quality, liquidity, diversification, match funded financing and credit risk management.

As described below, our operating results and book value improved meaningfully during 2011.

We currently own a diversified portfolio of credit sensitive real estate debt investments, including securities, loans and excess MSRs. Our portfolio of real estate securities includes commercial mortgage backed securities (CMBS), senior unsecured debt issued by REITs, real estate related asset backed securities (ABS) and FNMA/FHLMC securities. Mortgage backed securities are interests in or obligations secured by pools of mortgage loans. We generally target investments rated A through BB, except for our FNMA/FHLMC securities which have an implied AAA rating. We also own, directly and indirectly, interests in loans and pools of loans, including real estate related loans, commercial mortgage loans, residential mortgage loans, manufactured housing loans and subprime mortgage loans.

We employ leverage as part of our investment strategy. We do not have a predetermined target debt to equity ratio as we believe the appropriate leverage for the particular assets we are financing depends on the credit quality of those assets. As of December 31, 2011, we had complied with the general investment guidelines adopted by our board of directors that limit total leverage. We utilize leverage for the sole purpose of financing our portfolio and not for the purpose of speculating on changes in interest rates.

We strive to maintain access to a broad array of capital resources in an effort to insulate our business from potential fluctuations in the availability of capital. We seek to utilize multiple forms of financing including collateralized debt obligations (CDOs), other securitizations, term loans, and trust preferred securities, as well as short term financing in the form of loans and repurchase agreements. As we discuss in more detail under “– Market Considerations” below, while market conditions have improved meaningfully since 2008, the current conditions continue to reduce the array of capital resources available to us and have made the terms of capital resources we are able to obtain generally less favorable to us relative to the terms we were able to obtain prior to the onset of challenging conditions. Specifically, the economic environment and capital markets have become volatile in the latter half of 2011. That said, we have recently been able to access more types of capital – and on better terms – than we had been able to access during 2008 and 2009.

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

We conduct our business through the following segments: (i) investments financed with non-recourse collateralized debt obligations (“non-recourse CDOs”), (ii) unlevered investments in deconsolidated Newcastle CDO debt (“unlevered CDOs”), (iii) unlevered excess MSRs, (iv) investments financed with other non-recourse debt (“non-recourse other”), (v) investments and debt repurchases financed with recourse debt (“recourse”), (vi) other unlevered investments (“unlevered other”) and (vii) corporate. With respect to the non-recourse CDOs and non-recourse other segments, Newcastle is generally entitled to receive net cash flows from these structures on a periodic basis. Revenues attributable to each segment, as restated for previously reported periods, are disclosed below (in thousands).

For the Year Ended	Non-Recourse CDOs	Unlevered CDOs	Unlevered Excess MSRs	Non-Recourse Other	Recourse	Unlevered Other	Corporate	Inter-segment Elimination	Total
December 31, 2011	$218,131	$344	$1,260	$73,364	$2,234	$2,636	$167	$(5,840)	$292,296
December 31, 2010	$226,717	$-	$-	$72,773	$976	$1,653	$68	$(1,915)	$300,272
December 31, 2009	$275,938	$-	$-	$76,868	$7,416	$1,543	$101	$-	$361,866

Taxation

We have elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended (the “Code”), and we intend to continue to operate in such a manner. Our current and continuing qualification as a REIT depends on our ability to meet various tax law requirements, including, among others, requirements relating to the sources of our income, the nature of our assets, the composition of our stockholders, and the timing and amount of distributions that we make. A portion of the REIT distribution requirements may be able to be satisfied through stock dividends rather than cash, subject to limitations based on the value of the stock.

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

From mid-2007 through early 2009, credit spreads widened substantially. One of the key drivers of the widening of credit spreads over these years was the continued disruption and liquidity concerns throughout the credit markets. The severity and scope of the disruption intensified meaningfully during the fourth quarter of 2008 and the first quarter of 2009. In the latter part of 2009, credit spreads tightened substantially and continued to tighten in 2010 and the first half of 2011. However, credit spreads have widened in the second half of 2011, reflecting the currently challenging economic environment. These changes in credit spreads caused the net unrealized losses on our securities and derivatives to decrease from 2009 through early 2011 and became net unrealized gains. However, this trend reversed during the second half of 2011. Market conditions remain challenging, could change rapidly, and we cannot predict how recent or future changes in market conditions will affect our business.

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

We believe that the current environment has created an attractive opportunity to invest in MSRs. Specifically:

—

changes in the regulatory treatment of MSRs for financial institutions subject to Basel III, a revision to the global regulatory capital and liquidity framework for banks, which will impose increased regulatory capital costs on banks for owning MSRs;

—

elevated borrower delinquencies and defaults experienced over the last few years, and increased regulatory oversight, has led to substantially higher costs for mortgage servicers and negatively impacted their profitability; and

—	mortgage servicing has become less attractive to many financial institutions due to increasingly negative publicity and heightened government and regulatory scrutiny.

These dynamics resulted in a pipeline of MSRs for sale by banks and non-bank servicers, as these institutions are under pressure to exit or reduce their exposure to the mortgage servicing business. As a result, we believe that this relative oversupply of MSRs, combined with a historically low interest rate environment and a challenging credit market, have contributed to an availability of MSRs that are attractively priced. We closed on our first investment in excess MSRs in December 2011 and are exploring opportunities to acquire additional MSRs that provide attractive risk-adjusted returns.

Liquidity

Credit and liquidity conditions improved during 2010 and 2011. The onset of the challenging credit and liquidity conditions during the financial crisis have adversely affected us and the markets in which we operate in a number of ways. For example, these conditions have reduced the market trading activity for many real estate securities and loans, resulting in less liquid markets for those securities and loans. As the securities held by us and many other companies in our industry are marked to market at the end of each quarter, the decreased liquidity and concern over market conditions have resulted in significant reductions in mark to market valuations of many real estate securities and loans and the collateral underlying them, as well as volatility and uncertainty with respect to such valuations. These lower valuations, and decreased expectations of future cash flows, have affected us by, among other things:

—	decreasing our net book value;

—	contributing to our decision to record significant impairment charges; and

—

reducing the amount, which we refer to as “cushion,” by which we satisfy the over collateralization and interest coverage tests of our CDOs (sometimes referred to as CDO “triggers”) or contributing to several of our CDOs failing their over collateralization tests (see “– Liquidity and Capital Resources” and “– Debt Obligations” below).

Failed CDO triggers, impairments resulting from incurred losses, and asset sales made at prices significantly below face amount while the related debt is being repaid at its full face amount, as well as the retention of cash, could further contribute to reductions in future earnings, cash flow and liquidity.

With respect to dividends, we have paid all dividends on our preferred stock through January 31, 2012. In order to maintain liquidity, we elected not to declare any dividends on our common stock from late 2008 through early 2011. However, based on the above described improvements in the markets over the last two years, and the corresponding improvement in our financial condition and liquidity, we elected to declare a quarterly dividend of $0.10 per common share for the second quarter of 2011, and a quarterly dividend of $0.15 per common share for each of the third and fourth quarters of 2011. Dividends on our common shares are paid at the beginning of the quarter succeeding the quarter to which they relate. We may elect to adjust or not to pay any future dividend payments to reflect our current and expected cash from operations or to satisfy future liquidity needs.

Extent of Market Disruption

Market conditions have meaningfully improved over the last few years, but it is not clear whether a sustained recovery will occur or, if so, for how long it will last. We do not currently know the full extent to which the continuing challenging market conditions will affect us or the markets in which we operate. If such conditions persist, particularly with respect to commercial real estate, we may experience additional impairment charges, potential reductions in cash flows from our investments and additional challenges in raising capital and obtaining investment or other financing on attractive terms. Moreover, we will likely need to continue to place a high priority on managing our liquidity. Certain aspects of these effects are more fully described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Interest Rate, Credit and Spread Risk” and “– Liquidity and Capital Resources” as well as in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk.”

Formation and Organization

We were formed and completed our initial public offering in 2002.

The following table presents information on shares of our common stock issued since our formation:

Year	Shares Issued	Range of Issue Prices (1)	Net Proceeds (millions)
Formation - 2006	45,713,817
2007	7,065,362	$27.75-$31.30	$201.3
2008	9,871	N/A	$0.1
2009	123,463	N/A	$0.1
2010	9,114,671	$3.13	$28.5
2011	43,153,825	$4.55-$6.00	$210.8

December 31, 2011	105,181,009

(1)	Excludes prices of shares issued pursuant to the exercise of options and of shares issued to our independent directors. Includes prices of shares issued in exchange for preferred stock.

As of December 31, 2011, approximately 4.8 million of our shares of common stock were held by Fortress, through its affiliates, and principals of Fortress. In addition, Fortress, through its affiliates, held options to purchase approximately 6.0 million shares of our common stock at December 31, 2011.

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

The VIEs in which we have a significant interest include (i) our CDOs, and (ii) our manufactured housing loan financing structures. Our CDOs were all consolidated under prior guidance; however, under current guidance, which became effective January 1, 2010, we do not have the power to direct the relevant activities of CDO V, as a result of an event of default which allows us to be removed as collateral manager of this CDO and prevents us from purchasing or selling certain collateral within this CDO, and therefore we have deconsolidated this CDO as of June 17, 2011. Similar events of default in the future, if they occur, could cause us to deconsolidate additional financing structures. Our manufactured housing loan financing structures were consolidated under prior guidance and continue to be consolidated under the current guidance. However, we completed two securitization transactions to refinance our Manufactured Housing Loans Portfolios I and II. We analyzed the securitizations under the applicable accounting guidance and concluded that the securitization transactions should be accounted for as secured borrowings. As a result, we continue to recognize the portfolios of manufactured housing loans as pledged assets, which have been classified as loans held-for-investment at securitization, and recorded the notes issued to third parties as secured borrowings.

Our subprime securitizations are also considered VIEs, but we do not control their activities and no longer receive a significant portion of their returns. These subprime securitizations were not consolidated under the current or prior guidance.

In addition, our investments in CMBS, CDO securities and loans may be deemed to be variable interests in VIEs, depending on their structure. We are not obligated to provide, nor have we provided, any financial support to these VIEs. We monitor these investments and, to the extent we determine that we potentially own a majority of the currently controlling class, analyze them for potential consolidation. As of December 31, 2011, we have not consolidated these potential VIEs due to the determination that, based on the nature of our investments and the provisions governing these structures, we do not have the power to direct the activities that most significantly impact their economic performance.

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

See Note 7 to our consolidated financial statements in Part II, Item 8, “Financial Statements and Supplementary Data” for information regarding the fair value of our investments, and its estimation methodology, as of December 31, 2011.

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

We generally classify the broker and pricing service quotations we receive as level 3A inputs, except for certain liquid securities. They are quoted prices in generally inactive and illiquid markets for identical or similar securities. These quotations are generally received via email and contain disclaimers which state that they are “indicative” and not “actionable” – meaning that the party giving the quotation is not bound to actually purchase the security at the quoted price. These quotations are generally based on models prepared by the brokers, and we have little visibility into the inputs they use. Based on quarterly procedures we have performed with respect to quotations received from these brokers, including comparison to the outputs generated from our internal pricing models and transactions we have completed with respect to these securities, as well as on our knowledge and experience of these markets, we have generally determined that these quotes represent a reasonable estimate of fair value. For the $1.5 billion carrying value of securities valued using quotations as of December 31, 2011, a 100 basis point change in credit spreads would impact estimated fair value by approximately $50.7 million.

Our estimation of the fair value of level 3B assets (as described below) involves significant judgment. We validated the inputs and outputs of our models by comparing them to available independent third party market parameters and models for reasonableness. We believe the assumptions we used are within the range that a market participant would use and factor in the liquidity conditions currently in the markets. In comparison to the prior year end, we have generally used lower discount rates as inputs to our models for ABS and CMBS-large loan/single borrower securities in order to reflect current market conditions. The other inputs to our models, including prepayment speeds, default rates and severity assumptions, have generally remained consistent with the assumptions used at the prior year end, other than certain modifications we have made to reflect conditions relevant to specific assets.

Similar changes to assumptions were made in 2010. In 2009, Newcastle generally lowered the prepayment assumptions based on observed reductions in actual prepayment speeds and slower expected future prepayments consistent with market projections. The slower prepayments were the result of increasing difficulties for borrowers to refinance, caused by a tightening of underwriting standards, decline in home prices, contraction of available lenders due to bank failures and a distressed securitization market. Default assumptions were increased due to higher levels of delinquent underlying loans. Loss severity assumptions were increased based on observed increases in recent loss severities that have been driven by falling home prices and the increasing number of foreclosures or distressed home sales in the residential sector and higher losses as a result of the increasing number of foreclosures and bankruptcies of borrowers experienced in the commercial sector. The discount rate assumption used to value subprime and other asset backed securities was generally decreased as a result of increased liquidity in the market.

For CMBS and ABS securities valued with internal models, which have an aggregate fair value of $249.5 million as of December 31, 2011, a 10% unfavorable change in our assumptions would result in the following decreases in such aggregate fair value (in thousands):

	CMBS	ABS
Outstanding face amount	$374,030	$162,617

Fair value	$180,100	$69,400

Effect on fair value with 10% unfavorable change in:
Discount rate	$(6,637)	$(2,594)
Prepayment rate	N/A	$(791)
Default rate	$(8,016)	$(5,382)
Loss severity	$(7,117)	$(8,668)

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

As of December 31, 2011, we had 80 securities with a carrying amount of $243.8 million that had been downgraded during 2011 and recorded a net other-than-temporary impairment charge of $1.7 million on these securities in 2011. However, we do not depend on credit ratings in underwriting our securities, either at acquisition or on an ongoing basis. As mentioned above, a credit rating downgrade is one factor that we monitor and consider in our analysis regarding other-than-temporary impairment, but it is not determinative. Our securities generally benefit from the support of one or more subordinate classes of securities or equity or other forms of credit support. Therefore, credit rating downgrades, even to the extent they relate to an expectation that a securitization we have invested in, on an overall basis, has credit issues, may not ultimately impact cash flow estimates for the class of securities in which we are invested.

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

Revenue Recognition on Loans Held for Investment

Income on these loans is recognized similarly to that on our securities and is subject to similar uncertainties and contingencies, which are also analyzed on at least a quarterly basis. For loans acquired at a discount for credit losses, the net income recognized is based on a “loss adjusted yield” whereby a gross interest yield is recorded to Interest Income, offset by a provision for probable, incurred credit losses which is accrued on a periodic basis to Valuation Allowance. The provision is determined based on an evaluation of the loans as described under “– Impairment of Loans” above. A rollforward of the allowance is included in Note 5 to our consolidated financial statements in Part II, Item 8, “Financial Statements and Supplementary Data.”

Revenue Recognition on Investments in Excess Mortgage Servicing Rights

Investments in excess MSRs are aggregated into pools as applicable; each pool of excess MSRs is accounted for in the aggregate. Excess MSRs are accreted into interest income on an effective yield or “interest” method, based upon the expected excess servicing income through the expected life of the underlying mortgages. Changes to expected cash flows result in a cumulative retrospective adjustment, which will be recorded in the period in which the change in expected cash flows occurs. Under the retrospective method, the interest income recognized for a reporting period would be measured as the difference between the amortized cost basis at the end of the period and the amortized cost basis at the beginning of the period, plus any cash received during the period. The amortized cost basis is calculated as the present value of estimated future cash flows using an effective yield, which is the yield that equates all past actual and current estimated future cash flows to the initial investment. In addition, our policy is to recognize interest income only on excess MSRs in existing eligible underlying mortgages. The difference between the fair value of excess MSRs and their amortized cost basis is recorded as “Other Income” or “Other Losses”, as applicable. Fair value is generally determined by discounting the expected future cash flows using discount rates that incorporate the market risks and liquidity premium specific to the excess MSRs, and therefore may differ from their effective yields.

For excess MSRs valued with internal models as of December 31, 2011, a 10% unfavorable change in our assumptions would result in the following decreases in fair value (in thousands):

Fair value	$43,971

Effect on fair value with 10% unfavorable change in:
Discount rate	$(1,892)
Prepayment rate	$(1,799)
Constant default rate	$(500)
Delinquency rate	$(481)
Recapture rate	$(1,086)
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

Revenue Recognition on Loans Held for Sale

Real estate related, commercial mortgage and residential mortgage loans that are considered held for sale are carried at the lower of amortized cost or market value determined on either an individual method basis, or in the aggregate for pools of similar loans. Interest income is recognized based on the loan’s coupon rate to the extent management believes it is collectable. Purchase discounts are not amortized as interest income during the period the loan is held for sale. A change in the market value of the loan, to the extent that the value is not above the cost basis, is recorded in Valuation Allowance. A rollforward of the allowance is included in Note 5 to our consolidated financial statements in Part II, Item 8, “Financial Statements and Supplementary Data.”

Recent Accounting Pronouncements

In April 2009, the FASB issued new guidance which (i) requires disclosures about the fair value of financial instruments on an interim basis, (ii) changes the guidance for determining, recording and disclosing other-than-temporary impairment, and (iii) provides additional guidance for estimating fair value when the volume or level of activity for an asset or liability have significantly decreased. This guidance was effective for Newcastle as of April 1, 2009. It had a significant impact on our disclosures, but no material impact on our financial condition, liquidity, or results of operations upon adoption. A reclassification adjustment of $1.3 billion of loss from Accumulated Deficit to Accumulated Other Comprehensive Income (Loss) was recorded at adoption but had no net effect on equity. Post-adoption impairment determinations are performed using this new guidance and may result in materially different conclusions than would have been reached under prior guidance.

In June 2009, the FASB issued new guidance on transfers of financial assets, which eliminates the concept of qualified special purpose entities (“QSPEs”), changes the requirements for reporting a transfer of a portion of financial assets as a sale, clarifies other sale accounting criteria and changes the initial measurement of a transferor’s interest in transferred financial assets. Furthermore, it requires additional disclosures. This guidance is effective for fiscal years beginning after November 15, 2009. The adoption of this guidance did not have a material impact on our financial position, liquidity or results of operations.

In June 2009, the FASB issued new guidance which changes the definition of a variable interest entity (“VIE”) and changes the methodology to determine who is the primary beneficiary of, or in other words who consolidates, a VIE. Furthermore, it eliminates the scope exception for QSPEs, which are now subject to the VIE consolidation rules. This guidance is effective for fiscal years beginning after November 15, 2009. Generally, the changes are expected to cause more entities to be defined as VIEs and to require consolidation by the entity that exercises day-to-day control over a VIE, such as servicers and collateral managers. As discussed under “– Variable Interest Entities” above, this guidance resulted in changes in our consolidated entities. Changes to consolidation conclusions impact, potentially materially, our gross assets, liabilities, equity, revenues and expenses but are not material to the net income applicable to our common stockholders.

In May 2011, the FASB issued new guidance regarding the measurement and disclosure of fair value, which will become effective for us on January 1, 2012. We have not yet completed our assessment of the potential impact of this guidance.

In June 2011, the FASB issued a new accounting standard that eliminates the current option to report other comprehensive income and its components in the statement of stockholders’ equity. Instead, an entity will be required to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. We have early-adopted this accounting standard and have opted to present two separate statements.

The FASB has recently issued or discussed a number of proposed standards on such topics as consolidation, the definition of an investment company, financial statement presentation, revenue recognition, leases, financial instruments, hedging, and contingencies. Some of the proposed changes are significant and could have a material impact on Newcastle’s reporting. Newcastle has not yet fully evaluated the potential impact of these proposals, but will make such an evaluation as the standards are finalized.

Results of Operations

The following tables summarize the changes in our results of operations from year-to-year (dollars in thousands):

Comparison of Results of Operations for the years ended December 31, 2011 and 2010

	Year Ended December 31,		Increase (Decrease)
	2011	2010	Amount	%
Interest income	$292,296	$300,272	$(7,976)	(2.7%)
Interest expense	138,035	172,219	(34,184)	(19.8%)

Net interest income	154,261	128,053	26,208	20.5%

Impairment
Valuation allowance (reversal) on loans	(15,163)	(339,887)	324,724	95.5%
Other-than-temporary impairment on securities, net	15,840	99,029	(83,189)	(84.0%)

	677	(240,858)	241,535	100.3%

Net interest income (loss) after impairment	153,584	368,911	(215,327)	(58.4%)

Other Income (Loss)
Gain (loss) on settlement of investments, net	78,181	52,307	25,874	49.5%
Gain on extinguishment of debt	66,110	265,656	(199,546)	(75.1%)
Other income (loss), net	(8,501)	(35,676)	27,175	76.2%

	135,790	282,287	(146,497)	(51.9%)

Expenses
Loan and security servicing expense	4,649	4,580	69	1.5%
General and administrative expense	7,295	7,696	(401)	(5.2%)
Management fee to affiliate	18,289	17,252	1,037	6.0%

	30,233	29,528	705	2.4%

Income (loss) from continuing operations	$259,141	$621,670	$(362,529)	(58.3%)

Interest Income

Interest income decreased by $8.0 million during the year ended December 31, 2011 compared to the year ended December 31, 2010 primarily due to (i) a $12.6 million decrease in interest income as a result of the deconsolidation of CDO V in June 2011, (ii) a $6.6 million decrease in prepayment penalties we received as a result of the lower volume of the prepayment of securities and loans in the year ended December 31, 2011, offset by (iii) an $11.2 million increase in interest income as a result of new investments made, partially offset by paydowns and changes in interest rates.

Interest Expense

Interest expense decreased by $34.2 million primarily due to (i) a $7.6 million decrease in interest expense attributable to the deconsolidation of CDO V, (ii) a $5.8 million decrease in interest expense on debt as a result of the paydowns and repurchases of our CDO debt obligations, (iii) a $16.6 million decrease in interest expense on derivatives as a result of the termination of interest rate swaps, decreases in swap notional amounts and changes in interest rates and (iv) a $6.5 million decrease in the amortization of deferred hedge losses. The decreases described in (i) to (iv) above were partially offset by a $2.3 million increase in interest expense on other bonds payable and repurchase agreements due to the refinancing of our manufactured housing loan portfolios and a higher outstanding balance of repurchase agreement financing on our FNMA/FHLMC securities.

Valuation Allowance (Reversal) on Loans

The valuation allowance (reversal) on loans changed by $324.7 million primarily due to (i) a significantly larger net increase in fair values, by $278.0 million, on our real estate related loans during the year ended December 31, 2010 compared to the year ended December 31, 2011 as a result of market conditions improving more in the 2010 period than in the 2011 period and (ii) a larger net reversal of valuation allowance on our manufactured housing loans and residential mortgage loans, by $46.7 million, in the 2010 period compared to 2011 period due to the reclassification of our manufactured housing loan portfolio I, manufactured housing loan portfolio II and residential mortgage loans from held-for-sale to held-for-investment in April 2010, May 2011 and September 2011, respectively. This change in fair values and the reclassification impacted the amount of valuation allowance we were able to reverse during those periods.

In addition, the reversal of previously established valuation allowances will likely decline over time as the reversal is subject to (i) a continued improvement in loan valuations and (ii) the amount of previously established allowances that have not yet been reversed.

Other-than-temporary Impairment on Securities, Net

The other-than-temporary impairment on securities decreased by $83.2 million primarily due to improved market conditions. We recorded an impairment charge of $15.8 million on 30 securities during the year ended December 31, 2011, compared to an impairment charge of $99.0 million on 115 securities during the year ended December 31, 2010.

Gain (Loss) on Settlement of Investments, Net

The net gain on settlement of investments increased by $25.9 million as a result of the increased volume of sales and repayments of investments. We recorded a net gain of $78.2 million on 95 securities, loans and derivatives that were sold, paid off or terminated during the year ended December 31, 2011, compared to a net gain of $52.3 million on 65 securities, loans and derivatives that were sold, paid off or terminated during the year ended December 31, 2010.

Gain (Loss) on Extinguishment of Debt

The gain on extinguishment of debt decreased by $199.5 million due to a lower face amount and a higher average price of debt repurchased in the year ended December 31, 2011 compared to the year ended December 31, 2010.

We repurchased $171.8 million face amount of our own CDO debt and other bond payable at an average price of 61.2% of par during the year ended December 31, 2011 compared to $483.7 million face amount of CDO bonds repurchased at an average price of 44.6% of par during the year ended December 31, 2010.

Other Income (Loss), Net

Other loss decreased by $27.2 million primarily due to (i) a $22.0 million decrease in unrealized losses recognized on certain interest rate swap agreements, which were de-designated as accounting hedges as the hedged items were no longer probable of occurring, (ii) a $4.5 million increase in fair value of certain non-hedge derivative instruments and (iii) a $2.0 million increase in management fees, included in Other Income, in 2011 related to our acquisition of the collateral management rights with respect to certain C-BASS CBOs in February 2011. The decreases in other loss were partially offset by a $1.5 million increase in hedge ineffectiveness recognized on certain interest rate swap agreements and a $0.2 million increase in other income.

Loan and Security Servicing Expense

Loan and security servicing expense remained relatively stable during the year ended December 31, 2011 compared to the year ended December 31, 2010.

General and Administrative Expense

General and administrative expense decreased by $0.4 million primarily due to a $0.9 million decrease in directors and officers liability insurance expense, offset by a net $0.5 million increase in legal and professional fees due to the acquisition of excess MSRs investments and public offerings in the year ended December 31, 2011.

Management Fee to Affiliate

Management fees increased by $1.0 million during the year ended December 31, 2011 compared to the year ended December 31, 2010 due to a net increase in gross equity as a result of our public offerings of common stock in March 2011 and September 2011, partially offset by the return of capital distributions made on our preferred stock in 2010.

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

N.M. - Not meaningful

Interest Income

Interest income decreased by $61.6 million primarily due to (i) a $23.1 million decrease as a result of the deconsolidation of CDO VII, (ii) a $2.2 million decrease as a result of the disposition of securities and loans, (iii) a $5.1 million decrease due to paydowns of existing securities and loans, (iv) a $1.0 million decrease in the amount of prepayment penalties we received as a result of the prepayment of securities and loans, and (v) a $40.9 million decrease due to the accretion of discounts on securities impaired due to non-credit factors recognized as interest income in the first quarter of 2009. Up until March 31, 2009, GAAP required us to record impairments to write down debt securities to their fair value, rather than just the portion related to expected credit losses. As a result, we recorded a significant amount of impairments due to non-credit factors prior to 2009. Therefore, the portion of non-credit impairment, which we expected to recover, contributed to a significant amount of interest income being recorded through the accretion of discount in the first quarter of 2009. However, upon the adoption of revised impairment guidance issued by the FASB effective April 1, 2009, we no longer had to record impairment due to non-credit factors and therefore no longer recorded this significant increase in accretion income after the first quarter of 2009. The decreases described in items (i) through (v) above were partially offset by a $10.7 million net increase as a result of new investments made offset by interest rate changes.

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

Liquidity and Capital Resources

Overview

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments, and other general business needs. Additionally, to maintain our status as a REIT under the Code, we must distribute annually at least 90% of our REIT taxable income. We note that we believe we have already met this requirement through 2011 and that a portion of this requirement may be able to be met in future years through stock dividends, rather than cash, subject to limitations based on the value of our stock. Our primary sources of funds for liquidity consist of net cash provided by operating activities, sales or repayments of investments, potential refinancing of existing debt, and the issuance of equity securities, when feasible. We have an effective shelf registration statement with the SEC, which allows us to issue common stock, preferred stock, depository shares, debt securities and warrants. Our debt obligations are generally secured directly by our investment assets, except for the junior subordinated notes payable.

Sources of Liquidity and Uses of Capital

As of the date of this filing, we have sufficient liquid assets, which include unrestricted cash and FNMA/FHLMC securities, to satisfy all of our short-term recourse liabilities. Our junior subordinated notes payable are long-term obligations. With respect to the next twelve months, we expect that our cash on hand combined with our cash flow provided by operations will be sufficient to satisfy our anticipated liquidity needs with respect to our current investment portfolio, including related financings, hedging activity, potential margin calls and operating expenses. While it is inherently more difficult to forecast beyond the next twelve months, we currently expect to meet our long-term liquidity requirements, specifically the repayment of our recourse debt obligations, through our cash on hand and, if needed, additional borrowings, proceeds received from repurchase agreements and similar financings, and the liquidation or refinancing of our assets.

These short-term and long-term expectations are forward-looking and subject to a number of uncertainties and assumptions, which are described below under “–Factors That Could Impact Our Liquidity, Capital Resources and Capital Obligations” as well as Part I, Item 1A, “Risk Factors.” If our assumptions about our liquidity prove to be incorrect, we could be subject to a shortfall in liquidity in the future, and this short-fall may occur rapidly and with little or no notice, which would limit our ability to address the shortfall on a timely basis.

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

Our cash flow provided by operations differs from our net income (loss) due to these primary factors: (i) accretion of discount or premium on our real estate securities and loans (including the accrual of interest and fees payable at maturity), discount on our debt obligations, deferred financing costs, and deferred hedge gains and losses, (ii) gains and losses from sales of assets financed with CDOs, (iii) the valuation allowance recorded in connection with our loan assets, as well as other-than-temporary impairment on our securities, (iv) unrealized gains or losses on our non-hedge derivatives, (v) the non-cash gains or charges associated with our early extinguishment of debt, and (vi) net income (loss) generated within CDOs that have failed their over collateralization or interest coverage tests. Proceeds from the sale of assets which serve as collateral for our CDO financings, including gains thereon, are required to be retained in the CDO structure until the related bonds are retired and are, therefore, not available to fund current cash needs outside of these structures.

Update on Liquidity, Capital Resources and Capital Obligations

Certain details regarding our liquidity, current financings and capital obligations as of February 29, 2012 are set forth below:

—	Cash – We had a total of $285.5 million of cash, comprised of $152.1 million of unrestricted cash and $133.4 million of restricted cash held for reinvestment in our CDOs;

—

Margin Exposure and Recourse Financings – We have margin exposure on a $7.8 million repurchase agreement related to the financing of the Newcastle Class I-MM notes (of which only $1.9 million is recourse) and a $227.7 million repurchase agreement related to the financing of FNMA/FHLMC securities.

The following table compares our recourse financings excluding the junior subordinated notes (in thousands):

Recourse Financings	February 29, 2012	December 31, 2011	December 31, 2010
CDO Securities	$1,946	$2,182	$4,683
Non-FNMA/FHLMC recourse financings	1,946	2,182	4,683
FNMA/FHLMC securities	227,650	231,012	-

Total recourse financings	$229,596	$233,194	$4,683

The non-FNMA/FHLMC recourse financings and the FNMA/FHLMC recourse financing will mature in June 2012 and March 2012, respectively.

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

—

Our match funded investments are financed long term, and their credit status is continuously monitored, which is described under “Quantitative and Qualitative Disclosures About Market Risk — Interest Rate Exposure” below. Our remaining investments, generally financed with short term debt or short term repurchase agreements, are also subject to refinancing risk upon the maturity of the related debt. See “– Debt Obligations” below; and

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

—

Impact of Rating Downgrades on CDO Cash Flows – Ratings downgrades of assets in our CDOs can negatively impact compliance with the CDOs’ over collateralization tests. Generally, the over collateralization test measures the principal balance of the specified pool of assets in a CDO against the corresponding liabilities issued by the CDO. However, based on ratings downgrades, the principal balance of an asset or of a specified percentage of assets in a CDO may be deemed to be reduced below their current balance to levels set forth in the related CDO documents for purposes of calculating the over collateralization test. As a result, ratings downgrades can reduce the assumed principal balance of the assets used in the over collateralization test relative to the corresponding liabilities in the test, thereby reducing the over collateralization percentage. In addition, actual defaults of assets would also negatively impact compliance with the over collateralization tests. Failure to satisfy an over collateralization test could result in the redirection of cashflows, or, in certain cases, in the potential removal of Newcastle as collateral manager of the affected CDO. See “– Debt Obligations” below for a summary of assets on negative watch for possible downgrade in our CDOs.

—

Impact of Expected Repayment or Forecasted Sale on Cash Flows – The timing of and proceeds from the repayment or sale of certain investments may be different than expected or may not occur as expected. Proceeds from sales of assets in the current illiquid market environment are unpredictable and may vary materially from their estimated fair value and their carrying value.

Investment Portfolio

Our investment portfolio as of December 31, 2011 is detailed in Part I, Item 1, “Business – Our Investment Strategy.”

In December 2011, we made our first investment in excess mortgage servicing rights. We invested $44 million to acquire a 65% interest in the excess mortgage servicing rights of a $9.9 billion residential mortgage portfolio. Nationstar, a leading residential mortgage servicer that is externally managed by our manager, is the servicer of the loans and invested alongside Newcastle by acquiring the remaining 35% interest in the excess mortgage servicing rights. To the extent any loans in this portfolio are refinanced by Nationstar, subject to certain limitations, we are entitled to receive our pro rata share of the excess mortgage servicing rights of the refinanced loans. We will not have any servicing duties, advance obligations or liabilities associated with the portfolio.

Debt Obligations

Our debt obligations, as summarized in Note 8 to Part II, Item 8, “Financial Statements and Supplementary Data,” existing at December 31, 2011 (gross of $4.8 million of discounts) had contractual maturities as follows (in thousands):

	Nonrecourse	Recourse	Total
2012	$6,546	$233,194	$239,740
2013	-	-	-
2014	-	-	-
2015	-	-	-
2016	-	-	-
Thereafter	3,013,717	51,004	3,064,721

Total	$3,020,263	$284,198	$3,304,461

Certain of the debt obligations included above are obligations of our consolidated subsidiaries which own the related collateral. In some cases, including the CDO and Other Bonds Payable, such collateral is not available to other creditors of ours.

Our non-CDO obligations contain various customary loan covenants. We were in compliance with all of the covenants in our non-CDO financings as of December 31, 2011.

The following table provides additional information regarding short-term borrowings. In 2011, these short-term borrowings were used to finance our investments in FNMA/FHLMC securities and the purchase of certain notes issued by Newcastle CDO VI. In prior years, these short-term borrowings were used to finance certain of our investments in real estate securities and loans, including FNMA/FHLMC securities and our investments in manufactured housing loans. The FNMA/FHLMC repurchase agreements have full recourse to Newcastle and the CDO VI repurchase agreement has recourse to Newcastle for up to twenty-five percent of the outstanding balance of the repurchase facility, which was approximately $2.2 million as of December 31, 2011. The weighted average difference between the face amount of assets and the face amount of available financing for the FNMA/FHLMC repurchase agreements and the CDO VI repurchase agreement were 5% and 40%, respectively, during the year ended December 31, 2011. Margin calls are based on the fair value of the collaterals (dollars in thousands).

		Three Months Ended December 31, 2011			Year Ended December 31, 2011
	Outstanding Balance at December 31, 2011	Average Daily Amount Outstanding	Maximum Amount Outstanding	Weighted Average Interest Rate	Average Daily Amount Outstanding	Maximum Amount Outstanding	Weighted Average Interest Rate
Repurchase agreements	$239,740	$219,987	$242,074	0.41%	$150,692	$242,074	0.45%

In March 2006, we acquired a portfolio of subprime mortgage loans (“Subprime Portfolio I”) for $1.50 billion. In April 2006, Newcastle Mortgage Securities Trust 2006-1 (“Securitization Trust 2006”) closed on a securitization of Subprime Portfolio I. We do not consolidate Securitization Trust 2006. We sold Subprime Portfolio I to Securitization Trust 2006, which issued $1.45 billion of notes with a stated maturity of March 2036. We, as holder of the equity of Securitization Trust 2006, have the option to redeem the notes once the aggregate principal balance of Subprime Portfolio I is equal to or less than 20% of such balance at the date of the transfer. The transaction between us and Securitization Trust 2006 qualified as a sale for accounting purposes. However, 20% of the loans which are subject to a call option by us were not treated as being sold. Following the securitization, we held the following interests in Subprime Portfolio I: (i) the equity of Securitization Trust 2006, (ii) the retained notes, and (iii) subprime mortgage loans subject to call option and related financing in the amount of 100% of such loans (we note that this interest is non-economic if we do not exercise the option, meaning that it has no impact on us). As of December 31, 2011, the equity was valued at zero and the retained notes had a carrying value of $1.2 million.

In March 2007, we entered into an agreement to acquire a portfolio of subprime mortgage loans (“Subprime Portfolio II”) with up to $1.7 billion of unpaid principal balance. In July 2007, Newcastle Mortgage Securities Trust 2007-1 (“Securitization Trust 2007”) closed on a securitization of Subprime Portfolio II. As a result of the repurchase of delinquent loans by the seller, as well as borrower repayments, the unpaid principal balance of the portfolio upon securitization was $1.1 billion. We do not consolidate Securitization Trust 2007. We sold Subprime Portfolio II to Securitization Trust 2007, which issued $1.0 billion of notes with a stated maturity of April 2037. We, as holder of the equity of Securitization Trust 2007, have the option to redeem the notes once the aggregate principal balance of Subprime Portfolio II is equal to or less than 10% of such balance at the date of the transfer. The transaction between us and Securitization Trust 2007 qualified as a sale for accounting purposes. However, 10% of the loans which are subject to a call option by us were not treated as being sold. Following the securitization, we held the following interests in Subprime Portfolio II: (i) the equity of Securitization Trust 2007, (ii) the retained notes, and (iii) subprime mortgage loans subject to call option and related financing in the amount of 100% of such loans (we note that this interest is non-economic, meaning that if we do not exercise the option it has no impact on us). As of December 31, 2011, the equity and retained notes had a zero carrying value.

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

During 2011, we repurchased $171.8 million face amount of CDO bonds and notes payable for $105.2 million and recorded a gain of $66.1 million. During 2010, we repurchased $483.7 million face amount of CDO bonds for $215.8 million and recorded a gain of $265.7 million. During 2009, we repurchased $246.7 million face amount of CDO bonds for $29.9 million and recorded a gain of $215.3 million.

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

On January 29, 2010, Newcastle entered into an Exchange Agreement, dated as of January 29, 2010 (the “Exchange Agreement”), with Taberna Capital Management, LLC and certain of its affiliates (collectively, “Taberna”), pursuant to which Newcastle and Taberna agreed to exchange (the “Exchange”) approximately $52.1 million aggregate principal amount of junior subordinated notes due 2035 for approximately $37.6 million face amount of previously issued CDO securities and approximately $9.7 million of cash held by Newcastle. In other words, $52.1 million face amount of Newcastle’s debt, in the form of junior subordinated notes payable, was repurchased and extinguished for GAAP purposes in exchange for (i) the payment of $9.7 million of cash, and (ii) the reissuance of $37.6 million face amount of CDO bonds payable (which had previously been repurchased by Newcastle). In connection with the Exchange, Newcastle paid or reimbursed $0.6 million of expenses incurred by Taberna, various indenture trustees and their respective advisors in accordance with the terms of the Exchange Agreement. Newcastle accounted for this exchange as a troubled debt restructuring involving partial repayment of debt. As a result, Newcastle recorded no gain or loss. The following table presents certain information regarding the Exchange as of the date of the Exchange (dollars in thousands).

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

On April 15, 2010, Newcastle completed a securitization transaction to refinance its Manufactured Housing Loans Portfolio I (the “Portfolio”). Newcastle sold approximately $164.1 million outstanding principal balance of manufactured housing loans to Newcastle MH I LLC (the “2010 Issuer”). The 2010 Issuer issued approximately $134.5 million aggregate principal amount of asset-backed notes, of which $97.6 million was sold to third parties and $36.9 million was sold to certain CDOs managed and consolidated by Newcastle. At the closing of the securitization transaction, Newcastle used the gross proceeds received from the issuance of the notes to repay the previously existing financing on this portfolio in full, terminate the related interest rate swap contracts, pay the related transaction costs and increase its unrestricted cash by approximately $14 million. Under the applicable accounting guidance, the securitization transaction is accounted for as a secured borrowing. As a result, no gain or loss is recorded for the transaction. Newcastle continues to recognize the portfolio of manufactured housing loans as pledged assets, which have been classified as loans held for investment at securitization, and records the notes issued to third parties as a secured borrowing. The associated assets, liabilities, revenues and expenses are presented in the non-recourse financing structure sections of the consolidated financial statements.

In December 2010, Newcastle, together with one or more of its wholly owned subsidiaries, completed a series of transactions whereby we repurchased approximately $257 million current principal balance of Newcastle CDO VI Class I-MM notes at a price of 67.5% of par. The purchased notes represent all of the outstanding Class I-MM notes of Newcastle CDO VI (the “notes”). We purchased the notes using a combination of restricted cash, unrestricted cash and proceeds from a new repurchase facility, entered into in connection with the purchase of a portion of the notes. As of December 31, 2011, the repurchase agreement had an outstanding balance of $8.7 million, which was secured by $29.1 million current principal balance of the notes. Although the repurchase facility contains mark to market provisions that require margin to be posted in the event that the value of the notes decreases, the recourse to Newcastle is limited to twenty-five percent of the then-outstanding balance of the repurchase facility, which was approximately $2.2 million as of December 31, 2011. The repurchase facility matures in June 2012 and bears interest at a rate of LIBOR + 1.75%. In accordance with GAAP, we recorded an $82 million gain on the extinguishment of this debt and $24.0 million of mark-to-market loss on the related interest rate swap agreement in 2010.

On May 4, 2011, we completed a securitization transaction to refinance Manufactured Housing Loans Portfolio II. We sold approximately $197.0 million outstanding principal balance of manufactured housing loans to Newcastle Investment Trust 2011-MH 1 (the “2011 Issuer”), an indirect wholly-owned subsidiary of Newcastle. The 2011 Issuer issued approximately $159.8 million aggregate principal amount of investment grade notes, of which $142.8 million was sold to third parties and $17.0 million was sold to one of the CDOs managed and consolidated by us. In addition, we retained the below investment grade notes and residual interest. As a result, we invested approximately $20.0 million of unrestricted cash in the new securitization structure. The notes issued to third parties had an average expected maturity of 3.8 years and bore interest at an average rate of 3.23% per annum at issuance. At the closing of the securitization transaction, we used the gross proceeds received from the issuance of the notes to repay the previously existing debt in full, terminate the related interest rate swap contracts and pay the related transaction costs. Under the applicable accounting guidance, the securitization transaction is accounted for as a secured borrowing. As a result, no gain or loss is recorded for the transaction. We continue to recognize the portfolio of manufactured housing loans as pledged assets, which have been classified as loans held-for-investment at securitization, and record the notes issued to third parties as a secured borrowing. The associated assets, liabilities, revenues and expenses are presented in the non-recourse financing structure sections of the consolidated financial statements.

During 2011, we purchased $251.5 million principal balance of FNMA/FHLMC securities (primarily one-year ARMs) for approximately $263.8 million, using $13.5 million of unrestricted cash and financed with $250.3 million of repurchase agreements. These repurchase agreements have an aggregate outstanding balance of $231.0 million at December 31, 2011, bear interest at 0.43%, mature in February 2012, and are subject to customary margin provisions.

Each of our CDO financings contains tests that measure the amount of over collateralization and excess interest in the transaction. At issuance, each of our CDOs passed all of these tests. Failure to satisfy these tests would generally cause (or has caused) the cash flow that would otherwise be distributed to the more junior classes of securities (including those held by Newcastle) to be redirected to pay down the most senior class of securities outstanding until the tests are satisfied. As a result, our cash flow and liquidity are negatively impacted upon such a failure, and the impact could be (and has been) material. The table set forth below presents data, including the most recent quarterly cash flows received by Newcastle, for each of our CDOs, and sets forth which of the CDOs have satisfied these tests in the most recent quarter. The amounts set forth are as of December 31, 2011 unless otherwise noted (dollars in thousands). For those CDOs that have failed their applicable over collateralization tests, the impact of failing is already reflected in the cash flow set forth in the table. For those CDOs that have satisfied their applicable over collateralization tests, we could potentially lose substantially all of the cash flows from those CDOs in future quarters if we fail to satisfy the tests in the future. The amounts in the table reflect data at the CDO level and thus are different from the GAAP balance sheet due to intercompany amounts eliminated in Newcastle’s consolidated balance sheet (dollars in thousands).

		CDO IV			CDO VI			CDO VIII			CDO IX			CDO X
Balance Sheet:
Assets Face Amount		$215,121			$246,967			$917,041			$795,068			$1,384,509
Assets Fair Value		186,049			151,326			646,727			609,446			1,013,638

Issued Debt Face Amount (1)		111,895			120,732 *			648,633			530,125			1,204,250
Derivative Net Liabilities Fair Value (1)		6,761			22,272			17,647			—			69,705

Cash Receipts:
Quarterly net cash receipts (2)		$389			$150			$5,800			$5,798			$4,915

	Face	Fair Value		Face	Fair Value		Face	Fair Value		Face	Fair Value		Face	Fair Value
Collateral Composition (3):
CMBS	$140,340	$118,379	BB	$138,877	$80,277	BB-	$149,492	$100,318	BB-	$80,101	$70,724	BB+	$1,006,996	$758,729	BB+
REIT Debt	43,617	45,129	BBB	54,200	54,696	BBB-	—	—	—	—	—	—	39,576	35,470	B
ABS	19,727	13,023	BB-	52,109	14,839	CCC-	77,804	56,910	BB-	3,232	2,952	BBB+	225,464	160,297	BB+
Bank Loans	1,705	1,449	D	1,781	1,514	D	205,312	133,261	B-	163,071	110,228	CCC-	28,913	6,587	CCC-
Mezzanine Loans / B-Notes / Whole Loans	9,732	8,069	BB+	—	—	—	392,683	329,373	CCC	386,878	314,288	CCC	—	—	—
CDO	—	—	—	—	—	—	91,750	26,865	CCC-	76,312	26,158	CCC+	51,591	20,586	B-
Residential Loans	—	—	—	—	—	—	—	—	—	3,779	3,401	D	—	—	—
Other Investments	—	—	—	—	—	—	—	—	—	18,883	18,883	—	—	—	—
Cash for Reinvestment	—	—	—	—	—	—	—	—	—	62,812	62,812	—	31,969	31,969	—

Total	$215,121	$186,049	BB	$246,967	$151,326	B+	$917,041	$646,727	B-	$795,068	$609,446	CCC+	$1,384,509	$1,013,638	BB+

Collateral on Negative Watch (4)	$15,900			$29,248			$—			$—			$83,052

CDO Cash Flow Triggers (5):
Over Collateralization (6):
As of Dec-2011 remittance Cushion (Deficit) ($)		$(4,622)			$(174,289)			$55,614			$84,174			$96,025
As of Feb-2012 remittance Cushion (Deficit) ($)		—			(173,482)			52,033			120,286			93,265
Interest Coverage (6):
As of Dec-2011 remittance Cushion (Deficit) (%)		44.5%			(28.0%)			345.9%			359.9%			289.5%
As of Feb-2012 remittance Cushion (Deficit) (%)		—			(45.2%)			353.6%			360.1%			289.5%
CDO Overview:
Effective		Sep-04			Aug-05			Mar-07			Jul-07			Dec-07
Reinvestment Period End (7)		Passed			Passed			Passed			May-12			Jul-12
Optional Call (8)		Passed			Passed			Passed			Passed			Passed
Auction Call (9)		Mar-14			Apr-15			Nov-16			May-17			Jul-17
WA Debt Spread (bps) (10)		75			45			48			58			36

* The $120.7 million issued debt face amount in CDO VI excludes $101.5 million of CDO VI Class I-MM bonds that served as collateral for a $64.3 million bank loan jointly owned by two of Newcastle’s CDOs and $29.1 million served as collateral for a $8.7 million repurchase agreement financing.

See footnotes on next page

(1)	Includes only CDO bonds issued to third parties and held by Newcastle’s consolidated CDOs.

(2)	Represents net cash received from each CDO based on all of our interests in such CDO (including senior management fees but excluding principal received from senior CDO bonds owned by Newcastle) for the three months ended December 31, 2011. Cash receipts for this period included $1.5 million of senior collateral management fees, and may not be indicative of cash receipts for subsequent periods. Excluded from the quarterly net cash receipts was $8.8 million of unrestricted cash received from principal repayments on senior CDO bonds owned by Newcastle. This cash represents a return of principal and the realization of the difference between par and the discounted purchase price of these bonds. See “Cautionary Note Regarding Forward Looking Statements” for risks and uncertainties that could cause our receipts for subsequent periods to differ materially from these amounts.

(3)	Collateral composition is calculated as a percentage of the face amount of collateral and includes CDO bonds of $210.6 million and other bonds and notes payable of $103.3 million issued by Newcastle, and bank loans of $118.0 million, collateralized by Newcastle CDO VI bonds, real estate properties and a third party CDO security, which are eliminated in consolidation. The fair value of these CDO bonds, other bonds and notes payable, and bank loans was $67.8 million, $81.8 million, and $91.9 million at December 31, 2011, respectively. Also reflected are weighted average credit ratings, which were determined by third party rating agencies as of a particular date, may not be current and are subject to change at any time.

(4)	Represents the face amount of collateral on negative watch for possible downgrade by at least one rating agency (Moody’s, S&P, or Fitch) as of the determination date in December 2011 for CDO IV, as this CDO only reports actual over collateralization excess percentages on a quarterly basis, and as of the latest determination date in February 2012 for all other CDOs. The amount does not include any bonds issued by Newcastle, which are eliminated in consolidation and not reflected in our investment portfolio disclosure.

(5)	Each of our CDO financings contains tests that measure the amount of over collateralization and excess interest in the transaction. Failure to satisfy these tests would cause the principal and/or interest cashflow that would otherwise be distributed to more junior classes of securities (including those held by Newcastle) to be redirected to pay down the most senior class of securities outstanding until the tests are satisfied. As a result, our cash flow and liquidity are negatively impacted upon such a failure, and the impact could be material. Each CDO contains tests at various over collateralization and interest coverage percentage levels. The trigger percentages used above represent the first threshold at which cashflows would be redirected as described in this footnote. The data presented is as of the most recent remittance date on or before December 31, 2011 or February 29, 2012, as applicable, and may change or have changed subsequent to that date. CDO IV only reports on a quarterly basis and, therefore, no updated February 2012 information is available. In addition, our CDOs may also contain specific over collateralization tests that, if failed, can result in the occurrence of an event of default or our being removed as collateral manager of the CDO. Failure of the over collateralization tests can also cause a “phantom income” issue if cash that constitutes income is diverted to pay down debt instead of being distributed to us. As of the December 2011 remittance date for CDO IV and as of the February 2012 remittance date for CDO VI, these CDOs were not in compliance with their applicable over collateralization tests and, consequently, we were not receiving cash flows from these CDOs (other than senior management fees and cash flows on senior classes of bonds we own). Based upon our current calculations, we expect these portfolios to remain out of compliance for the foreseeable future. Moreover, given current market conditions, it is possible that all of our CDOs could be out of compliance with their over collateralization tests as of one or more measurement dates within the next twelve months. Our ability to rebalance will depend upon the availability of suitable securities, market prices, whether the reinvestment period of the applicable CDO has ended, and other factors that are beyond our control. Such rebalancing efforts may be extremely difficult given current market conditions and we cannot assure you that we will be successful in our rebalancing efforts. If the liabilities of our CDOs are downgraded by Moody’s to certain predetermined levels, our discretion to rebalance the applicable CDO portfolios may be negatively impacted. Moreover, if we bring these coverage tests into compliance, we cannot assure you that they will not fall out of compliance in the future or that we will be able to correct any noncompliance. For a more detailed discussion of the impact of CDO financings on our cash flows, see Part I, Item 1A, “Risk Factors – Risks Relating to our Business – The coverage tests applicable to our CDO financings may have a negative impact on our operating results and cash flows”.

(6)	Represents excess or deficiency under the applicable over collateralization or interest coverage tests to the first threshold at which cash flow would be redirected. We generally do not receive material cash flow from the junior classes of a CDO until a deficiency is corrected. Ratings downgrades of assets in our CDOs can negatively impact compliance with the over collateralization tests. Generally, the over collateralization test measures the principal balance of the specified pool of assets in a CDO against the corresponding liabilities issued by the CDO. However, based on ratings downgrades, the principal balance of an asset or of a specified percentage of assets in a CDO may be deemed reduced below their current balance to levels set forth in the related CDO documents for purposes of calculating the over collateralization test. As a result, ratings downgrades can reduce the principal balance of the assets used in the over collateralization test relative to the corresponding liabilities in the test, thereby reducing the over collateralization percentage. In addition, actual defaults of an asset would also negatively impact compliance with the over collateralization tests. Failure to satisfy an over collateralization test could result in the redirection of cashflows as described in footnote 5 above or, in certain circumstances, in our removal as manager of the applicable portfolio.

(7)	Our CDO financings typically have a 5 year reinvestment period. Generally, after such period ends, principal payments on the collateral are used to paydown the most senior debt outstanding. Prior to the end of the reinvestment period, principal payments received on the collateral are reinvested.

(8)	At the option call date, Newcastle, as the equity holder, has the right to payoff the CDO bonds at their related redemption price.

(9)	At the auction call date, there is a mandatory auction of the assets pursuant to which the collateral manager will solicit bids for the CDO assets. If the aggregate amount of bids is sufficient to pay off the outstanding CDO bonds set forth in the CDO governing document, the assets will be sold and the CDO bonds will be redeemed. However, if the aggregate amount of the bids is insufficient to pay off the outstanding CDO bonds set forth in the CDO governing document, the assets will not be sold and the redemption of CDO bonds will not occur.

(10)	Debt spread represents the spread above the benchmark interest rate (LIBOR or U.S. Treasuries) that Newcastle pays on its debt.

The following table sets forth further information with respect to the bonds of our consolidated CDO financings as of December 31, 2011 (dollars in thousands):

		Current Face Amount (1)
		Held By
Class	Original Face Amount	Third Parties	Newcastle CDOs (2)	Newcastle Outside of its CDOs (3)		Total	Stated Interest Rate
CDO IV
Class I	$353,250	$78,967	$-	$60,508		$139,475	LIBOR +	0.40%
Class II-FL	13,000	3,000	-	10,000		13,000	LIBOR +	0.65%
Class II-FX	7,250	-	5,250	2,000		7,250		4.73%
Class III-FL	7,500	5,000	-	2,500		7,500	LIBOR +	1.00%
Class III-FX	15,000	1,462	-	10,623		12,085		5.11%
Class IV-FL	9,000	8,325	-	-		8,325	LIBOR +	2.25%
Class IV-FX	9,000	9,891	-	-		9,891		6.34%
Class V	13,500	-	-	16,731		16,731		8.67%
Preferred	22,500	-	-	22,500		22,500		N/A

	$450,000	$106,645	$5,250	$124,862		$236,757

CDO VI
Class I-MM LT	$323,000	$-	$29,591	$130,636	*	$160,227	LIBOR +	0.25%
Class I-B	59,000	59,000	-	-		59,000	LIBOR +	0.40%
Class II	33,000	23,461	-	10,200		33,661	LIBOR +	0.50%
Class III-FL	15,000	5,157	-	10,314		15,471	LIBOR +	0.80%
Class III-FX	5,000	-	-	5,869		5,869		5.67%
Class IV-FL	9,600	635	-	9,526		10,161	LIBOR +	1.70%
Class IV-FX	2,400	2,888	-	-		2,888		6.55%
Class V	21,000	-	-	26,183		26,183		7.81%
Preferred	32,000	-	-	32,000		32,000		N/A

	$500,000	$91,141	$29,591	$224,728		$345,460

* Of the $130.6 million CDO VI Class I-MM bonds, $101.5 million served as collateral for a $64.3 million bank loan owned jointly by two of Newcastle’s CDOs and $29.1 million served as collateral for a $8.7 million repurchase agreement financing.

CDO VIII
Class I-A	$462,500	$441,856	$-	$16,518		$458,374	LIBOR +	0.28%
Class I-AR	60,000	59,464	-	-		59,464	LIBOR +	0.34%
Class I-B	38,000	4,000	-	34,000		38,000	LIBOR +	0.36%
Class II	42,750	-	29,000	13,750		42,750	LIBOR +	0.42%
Class III	42,750	-	22,750	20,000		42,750	LIBOR +	0.50%
Class IV	28,500	-	-	-		-	LIBOR +	0.60%
Class V	28,500	28,500	-	-		28,500	LIBOR +	0.75%
Class VI	27,312	-	-	-		-	LIBOR +	0.80%
Class VII	21,375	-	-	-		-	LIBOR +	0.90%
Class VIII	22,563	11,063	8,250	3,250		22,563	LIBOR +	1.45%
Class IX-FL	6,000	6,000	-	-		6,000	LIBOR +	1.80%
Class IX-FX	7,600	7,600	-	-		7,600		6.80%
Class X	19,650	18,650	-	-		18,650	LIBOR +	2.25%
Class XI	26,125	-	-	24,125		24,125	LIBOR +	2.50%
Class XII	28,500	-	11,500	17,000		28,500		7.50%
Preferred	87,875	-	-	87,875		87,875		N/A

	$950,000	$577,133	$71,500	$216,518		$865,151

		Current Face Amount (1)
		Held By
Class	Original Face Amount	Third Parties	Newcastle CDOs (2)	Newcastle Outside of its CDOs (3)	Total	Stated Interest Rate
CDO IX (4)
Class A-1	$379,500	$379,500	$-	$-	$379,500	LIBOR +	0.26%
Class A-2	115,500	65,500	-	50,000	115,500	LIBOR +	0.47%
Class B	37,125	35,125	-	2,000	37,125	LIBOR +	0.65%
Class C	33,000	-	-	-	-	LIBOR +	0.93%
Class D	20,625	-	-	-	-	LIBOR +	1.00%
Class E	24,750	-	-	24,750	24,750	LIBOR +	1.10%
Class F	18,562	-	-	18,562	18,562	LIBOR +	1.30%
Class G	18,562	-	-	11,262	11,262	LIBOR +	1.50%
Class H	21,656	-	8,751	9,305	18,056	LIBOR +	2.50%
Class J	21,656	-	21,656	-	21,656	LIBOR +	3.00%
Class K	19,593	-	19,593	-	19,593	LIBOR +	3.50%
Class L	23,718	-	-	23,718	23,718		7.50%
Class M	39,187	-	-	39,187	39,187		8.00%
Preferred	51,566	-	-	51,566	51,566		N/A

	$825,000	$480,125	$50,000	$230,350	$760,475

CDO X (4)
Class A-1	$980,000	$980,000	$-	$-	$980,000	LIBOR +	0.26%
Class A-2	140,000	140,000	-	-	140,000	LIBOR +	0.35%
Class A-3	99,750	30,000	-	-	30,000	LIBOR +	0.60%
Class B	28,000	-	-	-	-	LIBOR +	1.25%
Class C	40,250	-	32,250	-	32,250	LIBOR +	1.75%
Class D	22,000	-	22,000	-	22,000	LIBOR +	2.50%
Class E	13,500	-	-	13,500	13,500	LIBOR +	3.00%
Class F	14,000	-	-	14,000	14,000		9.04%
Preferred	62,500	-	-	62,500	62,500		N/A

	$1,400,000	$1,150,000	$54,250	$90,000	$1,294,250

(1)	The amounts presented in these columns exclude the face amount of any cancelled bonds within an applicable class.

(2)	Amounts in this column represent the amount of bonds of the applicable class held by Newcastle’s consolidated CDOs. These bonds are eliminated in Newcastle’s consolidated balance sheet.

(3)	Amounts in this column represent the amount of bonds of the applicable class held as investments by Newcastle outside of its non-recourse financing structures. These bonds are eliminated in Newcastle’s consolidated balance sheet.

(4)	These CDOs issued the following interest only fixed-rate notes with a 5-year maturity from inception:

i.	CDO IX Class S with a notional amount of $33.5 million at 5.45%

ii.	CDO X Class S with a notional amount of $24.2 million at 5.78%

Stockholders’ Equity

Common Stock

The following table presents information on shares of our common stock issued since our formation.

Year	Shares Issued	Range of Issue Prices (1)	Net Proceeds (millions)

Formation - 2006	45,713,817
2007	7,065,362	$27.75 - $31.30	$201.3
2008	9,871	N/A	$0.1
2009	123,463	N/A	$0.1
2010	9,114,671	$3.13	$28.5
2011	43,153,825	$4.55 - $6.00	$210.8

December 31, 2011	105,181,009

(1)	Excludes prices of shares issued pursuant to the exercise of options and of shares issued to our independent directors. Includes prices of shares issued in exchange for preferred stock.

Through December 31, 2011, Fortress had assigned, for no value, options to purchase approximately 1.2 million shares of our common stock to certain of Fortress’s employees, of which approximately 0.4 million had been exercised. In addition, Fortress had exercised 0.7 million of its options.

As of December 31, 2011, our outstanding options issued prior to 2011 had a weighted average strike price of $26.64 and our outstanding options issued in 2011 had a weighted average strike price of $5.13. Our options outstanding were summarized as follows:

	December 31,
	2011	2010
Held by the Manager	5,998,947	1,686,447
Issued to the Manager and subsequently transferred to certain of Fortress’s employees	798,162	798,162
Issued to the independent directors	16,000	14,000

Total	6,813,109	2,498,609

In March 2011, we issued 17,250,000 shares of our common stock in a public offering at a price to the public of $6.00 per share for net proceeds of approximately $98.4 million. For the purpose of compensating the manager for its successful efforts in raising capital for us, in connection with this offering, we granted options to the manager to purchase 1,725,000 shares of our common stock at the public offering price, which were valued at approximately $7.0 million.

In September 2011, we issued 25,875,000 shares of our common stock in a public offering at a price to the public of $4.55 per share for net proceeds of approximately $112.3 million. Certain principals of Fortress and certain of our officers participated in this offering and purchased an aggregate of 1,314,780 shares at the offering price. For the purpose of compensating the manager for its successful efforts in raising capital for us, in connection with this offering, we granted options to the manager to purchase 2,587,500 shares of our common stock at the public offering price, which were valued at approximately $5.6 million as of the grant date.

As of December 31, 2011, approximately 4.8 million shares of our common stock were held by Fortress, through its affiliates, and its principals.

Preferred Stock

In 2003, we issued 2.5 million shares ($62.5 million face amount), of 9.75% Series B Cumulative Redeemable Preferred Stock (the “Series B Preferred”). In 2005, we issued 1.6 million shares ($40.0 million face amount) of 8.05% Series C Cumulative Redeemable Preferred Stock (the “Series C Preferred”). In 2007, we issued 2.0 million shares ($50.0 million face amount) of 8.375% Series D Cumulative Redeemable Preferred Stock (the “Series D Preferred). The Series B Preferred, Series C Preferred and Series D Preferred have a $25 liquidation preference, no maturity date and no mandatory redemption. We have the option to redeem the Series B Preferred and the Series C Preferred, and, beginning in March 2012, we will have the option to redeem the Series D Preferred, at their liquidation preference. If the Series C Preferred and Series D Preferred cease to be listed on the NYSE or the AMEX, or quoted on the NASDAQ, and we are not subject to the reporting requirements of the Exchange Act, we have the option to redeem the Series C Preferred or Series D Preferred, as applicable, at their liquidation preference and, during such time any shares of Series C Preferred or Series D Preferred are outstanding, the dividend will increase to 9.05% or 9.375% per annum, respectively.

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

In March 2010, Newcastle settled its offer to exchange (the “Exchange Offer”) shares of its common stock and cash for shares of its preferred stock. In the aggregate, Newcastle issued 9,091,668 shares of its common stock (approximately 17.2% of Newcastle’s outstanding shares of common stock prior to the issuance of shares in the Exchange Offer). A total of 2,881,694 shares of common stock were issued in exchange for 1,152,679 shares of Series B Preferred, a total of 2,759,989 shares of common stock were issued in exchange for 1,104,000 shares of Series C Preferred, and a total of 3,449,985 shares of common stock were issued in exchange for 1,380,000 shares of Series D Preferred. The shares of preferred stock acquired by Newcastle in the Exchange Offer were retired upon receipt. After settlement of the Exchange Offer, 1,347,321 shares of Series B Preferred, 496,000 shares of Series C Preferred and 620,000 shares of Series D Preferred remain outstanding for trading on the New York Stock Exchange.

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

All accrued dividends on our preferred stock have been paid through January 31, 2012.

Accumulated Other Comprehensive Income (Loss)

During the year ended December 31, 2011, our accumulated other comprehensive income (loss) changed due to the following factors (in thousands):

	Gains / Losses on Cash Flow Hedges	Gains / Losses on Securities	Total Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss), December, 31, 2010	$(116,908)	$70,730	$(46,178)
Deconsolidation of unrealized gain on securities in CDO V	-	(8,026)	(8,026)
Deconsolidation of unrealized loss on derivatives designated as cash flow hedges in CDO V	18,353	-	18,353
Net unrealized gain (loss) on securities	-	(4,786)	(4,786)
Reclassification of net realized (gain) loss on securities into earnings	-	(60,503)	(60,503)
Net unrealized gain (loss) on derivatives designated as cash flow hedges	15,514	-	15,514
Reclassification of net realized (gain) loss on derivatives designated as cash flow hedges into earnings	12,540	-	12,540

Accumulated other comprehensive income (loss), December 31, 2011	$(70,501)	$(2,585)	$(73,086)

Our GAAP equity changes as our real estate securities portfolio and derivatives are marked to market each quarter, among other factors. The primary causes of mark to market changes are changes in interest rates and credit spreads. During the year ended December 31, 2011, a net widening of credit spreads has caused the net unrealized gains recorded in accumulated other comprehensive income on our real estate securities to turn into unrealized losses. Net unrealized losses on derivatives designated as cash flow hedges decreased for the year, primarily as a result of (i) the de-designation of certain cash flow hedges, (ii) the deconsolidation of CDO V and (iii) increases in long-term interest rates.

See “– Market Considerations” above for a further discussion of recent trends and events affecting our unrealized gains and losses as well as our liquidity.

Common Dividends Paid

Declared for the Period Ended	Paid	Amount Per Share
December 31, 2009 (Year)	N/A	$0.00
December 31, 2010 (Year)	N/A	$0.00
June 30, 2011	July 2011	$0.10
September 30, 2011	October 2011	$0.15
December 31, 2011	January 2012	$0.15

Cash Flow

Operating Activities

Net cash flow provided by operating activities increased from $48.9 million for the year ended December 31, 2010 to $57.0 million for the year ended December 31, 2011. It decreased from $74.2 million for the year ended December 31, 2009 to $48.9 million for the year ended December 31, 2010. These changes are attributable to the factors described below:

2011 compared to 2010

—

Interest received on securities and loans decreased approximately $30.6 million as a result of a lower average balance of interest earning securities and loans of $3.7 billion in 2011 compared to $4.4 billion in 2010. The lower interest earning asset balance is primarily a result of paydowns, sales and deconsolidation of CDO V. This was offset by an increase in the weighted average interest rate to 5.25% in 2011 from 5.03% in 2010.

—

Furthermore, as a result of the reduction of defaulted assets through sales or restructuring, improvements in the results of certain CDO over collateralization tests and the deconsolidation of CDO V, the net interest income redirected for reinvestment or CDO bond paydown decreased by approximately $15.7 million in 2010, resulting in an increase in recorded interest income.

—

An increase of $0.9 million in deferred interest received for the year ended December 31, 2011 compared to the year ended December 31, 2010 as a result of a CDO passing certain over-collateralization tests.

—

C-BASS collateral management fees, loan restructuring fees and excess mortgage servicing fees of approximately $3.8 million received in the year ended December 31, 2011. This investment was made in February 2011.

—	A decrease in prepayment penalty income of $7.2 million for the year ended December 31, 2011 compared to the year ended December 31, 2010.
—

Interest paid on debt obligations decreased approximately $26.5 million as a result of (i) a lower average debt balance of $3.1 billion in 2011 compared to $3.8 billion in 2010, primarily due to the deconsolidation of CDO V and the repurchase of CDO VI Class I-MM notes, (ii) a net decrease in interest payments on our interest rate swaps which experienced a decrease in their average aggregate notional balance from $1.9 billion in 2010 to $1.5 billion in 2011. The decreases in (i) and (ii) above were partially offset by an increase in the weighted average coupon to 1.06% for the year ended December 31, 2011 from 0.94% for the year ended December 31, 2010 and an increase in the weighted average effective pay rate on our interest rate swaps from 4.78% in 2010 to 4.83% in 2011.

—

Management fees paid increased approximately $1.0 million in 2011 compared to 2010 due to an increase in gross equity as a result of our public offerings of common stock in March 2011 and September 2011, partially offset by the return of capital distributions made on our preferred stock in 2010.

2010 compared to 2009

—

Cash interest received for investments in securities and loans decreased approximately $58.2 million as a result of a lower average balance of interest bearing securities and loans of $4.4 billion in 2010 compared to $5.5 billion in 2009, which is offset by an increase in the weighted average coupon to 5.03% in 2010 from 4.96% in 2009. The lower interest earning asset balance is primarily a result of paydowns, sales and delinquencies.

—

Furthermore, as a result of increases in defaulted assets and CDOs failing certain coverage tests, the net interest income redirected for reinvestment or CDO bond paydown increased by approximately $4.9 million in 2010.

—	Prepayment penalty income decreased by approximately $1.0 million in 2010 due to a lower volume of prepayments in 2010 compared to 2009.
—

Cash interest paid decreased approximately $35.7 million due to (i) a lower average debt balance of $3.8 billion in 2010 compared to $4.8 billion in 2009 and a decrease in the weighted average coupon to 0.94% in 2010 from 1.04% in 2009 and (ii) a net decrease in interest payments on our interest rate swaps which experienced a decrease in their average notional balance to $1.9 billion in 2010 from $2.4 billion in 2009, offset by an increase in the weighted average effective pay rate from 4.60% in 2009 to 4.78% in 2010.

—	General and administrative expenses paid in 2010 decreased approximately $1.2 million primarily due to lower insurance expense in 2010 compared to 2009.

Investing Activities

Investing activities provided (used) ($226.1) million, $76.4 million and $172.1 million during the years ended December 31, 2011, 2010 and 2009, respectively. Investing activities consisted primarily of the investments made in real estate securities, excess MSRs investments, and loans outside of our CDO financing structures, net of proceeds from the sale or settlement of investments.

Financing Activities

Financing activities provided (used) $292.9 million, ($160.1) million and ($227.7) million during the years ended December 31, 2011, 2010 and 2009, respectively. The public offerings of common stock, return of restricted cash from refinancing activities, refinancing of our manufactured housing loan portfolio and borrowings under repurchase agreements served as the primary sources of cash flow from financing activities. Offsetting uses included the repayment of debt as described above, the payment of related deferred financing costs, the payment of common and preferred dividends, and the payment related to the exchange of the junior subordinated notes, as well as the payment related to the preferred stock exchange described under “– Preferred Stock” above.

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

Off-Balance Sheet Arrangements

As of December 31, 2011, we had the following material off-balance sheet arrangements. We believe that these off-balance sheet structures presented the most efficient and least expensive form of financing for these assets at the time they were entered, and represented the most common market-accepted method for financing such assets.

—	In April 2006, we securitized Subprime Portfolio I. The loans were sold to a securitization trust, of which 80% were treated as a sale, which is an off-balance sheet financing.

—	In July 2007, we securitized Subprime Portfolio II. The loans were sold to a securitization trust, of which 90% were treated as a sale, which is an off-balance sheet financing.

—	On June 17, 2011, we deconsolidated CDO V, which is now effectively an off-balance sheet financing.

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

—	We have made investments in three equity method investees, two of which are dormant at December 31, 2011 and the other of which is immaterial to our financial condition, liquidity, and operations.

In each case, our exposure to loss is limited to the carrying (fair) value of our investment.

Contractual Obligations

As of December 31, 2011, we had the following material contractual obligations (payments in thousands):

Contract	Terms

CDO bonds payable	Described under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”

Other bonds and notes payable	Described under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”

Repurchase agreements	Described under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”

Junior subordinated notes payable	Described under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”

Derivative liabilities	Described under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”

Management agreement	Our manager is paid an annual management fee of 1.5% of our gross equity, as defined, an expense reimbursement, and incentive compensation equal to 25% of our adjusted net income available for common stockholders above a certain threshold. For more information on this agreement, as well as historical amounts earned, see Note 10 to Part II, Item 8, “Financial Statements and Supplementary Data.” As a result of not meeting the incentive compensation threshold, the incentive compensation to the Manager has been discontinued for an indeterminate period of time.

Subprime loan securitization and CDO V	We entered into the securitization of Subprime Portfolios I and II, and also entered into CDO V, which was subsequently deconsolidated, as described under “– Liquidity and Capital Resources.”

Loan servicing agreements	We are a party to servicing agreements with respect to our residential mortgage loans, including manufactured housing loans and subprime mortgage loans. We pay annual servicing fees generally equal to 0.375% of the outstanding face amount of the residential mortgage loans, and 1.00% of the outstanding face amount of each of the two portfolios of manufactured housing loans. We also pay an incentive fee for one of the portfolios of manufactured housing loans if the performance of the loans meets certain thresholds.

Trustee agreements	We have entered into trustee agreements in connection with our securitized investments, primarily our CDOs. We pay annual fees of between 0.015% and 0.020% of the outstanding face amount of the CDO bonds under these agreements.

	Fixed and Determinable Payments Due by Period
Contract	2012	2013-2014	2015-2016	Thereafter	Total
CDO bonds payable (1)	$18,212	$33,571	$33,571	$2,968,494	$3,053,848
Other bonds and notes payable (1)	8,724	17,448	17,448	356,127	399,747
Repurchase agreements (2)	239,740	-	-	-	239,740
Financing of subprime mortgage loans subject to future repurchase (3)	N/A	N/A	N/A	N/A	N/A
Junior subordinated notes payable (1)	3,863	7,726	6,616	93,498	111,703
Interest rate swaps, treated as hedges (4)	-	1,849	50,506	37,670	90,025
Non-hedge derivative obligations (5)	29,295	-	-	-	29,295
Management agreement (6)	19,404	38,808	38,808	485,104	582,124
Subprime loan securitizations	*	*	*	*	*
CDO V	*	*	*	*	*
Loan servicing agreements	*	*	*	*	*
Trustee agreements	*	*	*	*	*

Total	$319,238	$99,402	$146,949	$3,940,893	$4,506,482

* These contracts do not have fixed and determinable payments.

(1)	Includes interest based on rates existing at December 31, 2011 and assuming no prepayments. Obligations that are repayable prior to maturity at the option of Newcastle are reflected at their contractual maturity dates.

(2)	Repurchase agreements, which have not been term financed, and mature within one year of our financial statement date, are included in this table assuming no interest.

(3)	These obligations represent the related financing on the loans which are subject to future repurchase by Newcastle and are offset by the amount of such loans. See Note 5 to Part II, Item 8, “Financial Statements and Supplementary Data”.

(4)	These agreements are held within our non-recourse financing structures. The amounts reflected assume that these agreements are terminated at their December 31, 2011 fair value and paid at the contractual maturity of the related interest rate swap agreements.

(5)	The amounts reflected assume that these agreements are terminated at their December 31, 2011 fair value on January 1, 2012.

(6)	Amounts reflect base management fees for the next 30 years assuming no change in gross equity, as defined, from December 31, 2011.

Inflation

Virtually all of our assets and liabilities are financial in nature. As a result, interest rates and other factors affect our performance more so than inflation, although inflation rates can often have a meaningful influence over the direction of interest rates. Furthermore, our financial statements are prepared in accordance with GAAP and our distributions are determined by our board of directors primarily based on our taxable income, and, in each case, our activities and balance sheet are measured with reference to historical cost and/or fair market value without considering inflation. See Part II, Item 7A, “Quantitative and Qualitative Disclosure About Market Risk — Interest Rate Exposure” below.

Core Earnings

Newcastle has five primary variables that impact its operating performance: (i) the current yield earned on its investments that are not included in non-recourse financing structures (i.e., unlevered investments and investments subject to recourse debt), (ii) the net yield it earns from its non-recourse financing structures, (iii) the interest expense and dividends incurred under its recourse debt and preferred stock, (iv) its operating expenses, and (v) its realized and unrealized gains on its investments, derivatives and debt obligations, including impairment. “Core earnings,” which was referred to as “Net Interest Income Less Expenses (Net of Preferred Dividends)” in our prior filings, is a non-GAAP measure of the operating performance of Newcastle that excludes the fifth variable listed above and is equal to net interest income less expenses and preferred dividends. It is used by management to gauge the current performance of Newcastle without taking into account gains and losses, which, although they represent a part of our recurring operations, are subject to significant variability and are only a potential indicator of future economic performance. Management views this measure as Newcastle’s “core” current earnings, while gains and losses (including impairment) are simply a potential indicator of future earnings. Management believes that this measure provides investors with useful information regarding Newcastle’s “core” current earnings, and it enables investors to evaluate Newcastle’s current performance using the same measure that management uses to operate the business.

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

Set forth below is a reconciliation of core earnings to the most directly comparable GAAP financial measure (in thousands).

	Year Ended December 31,
	2011	2010	2009
Income (loss) applicable to common stockholders	$253,867	$657,252	$(223,405)
Add (Deduct):
Impairment (reversal)	677	(240,858)	548,540
Other (income) loss	(135,790)	(282,287)	(227,399)
(Income) loss from discontinued operations	(306)	8	318
Excess of carrying amount of exchanged preferred stock over fair value of consideration	-	(43,043)	-

Core earnings	$118,448	$91,072	$98,054

Cash Available For Distributions (“CAD”)

Newcastle determines its common dividends based significantly on cash available for distribution, which is net cash flow from operations plus principal repayments less return of capital and preferred dividends. We believe that CAD is useful for investors because it is a meaningful measure of our operating liquidity. Management uses CAD as an important input in determining Newcastle’s dividends. It represents GAAP net cash provided by operating activities adjusted for essentially two factors:

(i)	Principal payments received from Newcastle’s investments in repurchased CDO debt and CDO securities in excess of the portion which represents a return of Newcastle’s invested capital. Although these net principal repayments are reported as investing activities for GAAP purposes, they actually represent a portion of Newcastle’s return on these investments (or yield), rather than a return of Newcastle’s invested capital.

(ii)	Preferred dividends. Although these dividends are reported as financing activities for GAAP purposes, they represent a recurring use of Newcastle’s operating cash flow similar to interest payments on debt.

CAD is limited in its usefulness because it excludes principal repayments from non-CDO investments (since these principal repayments tend to represent primarily returns of capital and/or are required to be used to directly pay down Newcastle’s debt). Furthermore, net cash provided by operating activities, a primary element of CAD, includes timing differences based on changes in accruals. CAD does not represent cash generated from operating activities in accordance with GAAP and should not be considered an alternative to net income as an indicator of our operating performance or as an alternative to cash flow as a measure of our liquidity and is not necessarily indicative of cash available to fund cash needs. Our calculation of CAD may be different from the calculation used by other companies and therefore comparability may be limited.

Set forth below is a reconciliation of CAD to the most directly comparable GAAP liquidity measure (in thousands).

	Year Ended December 31,
	2011	2010	2009
Net cash provided by (used in) operating activities	$57,031	$48,890	$74,169
Add (Deduct):
Principal repayments from repurchased CDO debt	65,912	1,211	—
Principal repayments from CDO securities	10,728	—	—
Return of capital included above (1)	(51,148)	(550)	—
Preferred dividends (2)	(5,580)	(7,453)	(13,501)

Cash available for distribution	$76,943	$42,098	$60,668

Other data from the consolidated statements of cash flows:

	Year Ended December 31,
	2011	2010	2009
Net cash provided by (used in) investing activities	$(226,135)	$76,443	$172,084
Net cash provided by (used in) financing activities	$292,936	$(160,109)	$(227,699)
Net increase (decrease) in cash and cash equivalents	$123,832	$(34,776)	$18,554

(1)	Represents the portion of principal repayments from repurchased CDO debt and from CDO securities computed based on the ratio of Newcastle’s purchase price of such debt or securities to the aggregate principal payments expected to be received from such debt or securities.

(2)	Represents preferred dividends to be paid on an accrual basis.

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

As of December 31, 2011, a 100 basis point increase in short term interest rates would increase our earnings by approximately $0.4 million per annum, based on the current net floating rate exposure from our investments, financings and interest rate derivatives.

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

As of December 31, 2011, a 100 basis point change in short term interest rates would impact our net book value by approximately $11.9 million, based on the current net floating rate exposure from our investments, financings and interest rate derivatives.

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

As of December 31, 2011, a 25 basis point movement in credit spreads would impact our net book value by approximately $19.4 million, assuming a static portfolio of current investments and financings, but would not directly affect our earnings or cash flow.

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

We seek to reduce credit risk by actively monitoring our asset portfolio and the underlying credit quality of our holdings and, where appropriate and achievable, repositioning our investments to upgrade their credit quality. In the event of a significant rising interest rate environment and/or economic downturn, loan and collateral defaults may increase and result in credit losses that would adversely affect our liquidity and operating results. As described in “Management’s Discussion and Analysis of Financial Condition and Result of Operations – Market Considerations” and elsewhere in this annual report, adverse market and credit conditions have resulted in our recording of other-than-temporary impairment in certain securities and loans.

Prepayment Speed Exposure

Prepayment speeds significantly affect the value of excess MSRs. Prepayment speed is the measurement of how quickly borrowers pay down the unpaid principal balance of their loans or how quickly loans are otherwise brought current, modified, liquidated or charged off. The price we pay in acquiring MSRs investments will be based on, among other things, our projection of the cash flows from the related pool of mortgage loans. Our expectation of prepayment speeds is a significant assumption underlying those cash flow projections. If prepayment speeds are significantly greater than expected, the carrying value of excess MSRs could exceed their estimated fair value. If the fair value of excess MSRs decreases, we would be required to record a non-cash charge, which would have a negative impact on our financial results. Furthermore, a significant increase in prepayment speeds could materially reduce the ultimate cash flows we receive from excess MSRs, and we could ultimately receive substantially less than what we paid for such assets.

We seek to reduce our exposure to prepayment through the structuring of our investments in excess MSRs. For example, pursuant to the terms of the excess MSR agreement we entered into in December 2011, in the event that mortgage loans are prepaid in full and Nationstar originates the new mortgage loans, subject to certain limitations, we are entitled to the pro rata share of the excess mortgage servicing fees of such “recaptured” loans.

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

Trends

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Considerations” for a further discussion of recent trends and events affecting our liquidity, unrealized gains and losses.

Item 8. Financial Statements and Supplementary Data.

Index to Financial Statements:

Report of Independent Registered Public Accounting Firm

Report on Internal Control Over Financial Reporting of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010

Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009

Consolidated Statements of Comprehensive Income for the years ended December 31, 2011, 2010 and 2009

Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2011, 2010 and 2009

Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009

Notes to Consolidated Financial Statements

All schedules have been omitted because either the required information is included in our consolidated financial statements and notes thereto or it is not applicable.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Newcastle Investment Corp.

We have audited the accompanying consolidated balance sheets of Newcastle Investment Corp. and Subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Newcastle Investment Corp. and Subsidiaries at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

As discussed in Notes 2 and 3 to the consolidated financial statements, the Company changed its method of accounting for variable interest entities with the adoption of guidance originally issued in FASB Statement No. 167 (communicated through ASU 2009-17) effective January 1, 2010.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Newcastle Investment Corp. and Subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

March 15, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Newcastle Investment Corp. and Subsidiaries

We have audited Newcastle Investment Corp. and Subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Newcastle Investment Corp. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Newcastle Investment Corp. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Newcastle Investment Corp. and Subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2011 of Newcastle Investment Corp. and Subsidiaries and our report dated March 15, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

March 15, 2012

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	December 31,
	2011	2010
Assets

Non-Recourse VIE Financing Structures
Real estate securities, available-for-sale - Note 4	$1,479,214	$1,859,984
Real estate related loans, held-for-sale, net - Note 5	807,214	750,130
Residential mortgage loans, held-for-investment, net - Note 5	331,236	124,974
Residential mortgage loans, held-for-sale, net - Note 5	-	252,915
Subprime mortgage loans subject to call option - Note 5	404,723	403,793
Operating real estate, held-for-sale - Note 6	7,741	8,776
Other investments	18,883	18,883
Restricted cash	105,040	157,005
Derivative assets - Note 7	1,954	7,067
Receivables and other assets	23,319	29,206

	3,179,324	3,612,733

Recourse Financing Structures and Unlevered Assets
Real estate securities, available-for-sale - Note 4	252,530	600
Real estate related loans, held-for-sale, net - Note 5	6,366	32,475
Residential mortgage loans, held-for-sale, net - Note 5	2,687	298
Investments in excess mortgage servicing rights at fair value - Note 5	43,971	-
Other investments	6,024	6,024
Cash and cash equivalents	157,356	33,524
Receivables and other assets	3,541	1,457

	472,475	74,378

	$3,651,799	$3,687,111

Liabilities and Stockholders’ Equity (Deficit)

Liabilities

Non-Recourse VIE Financing Structures
CDO bonds payable - Note 8	$2,403,605	$3,010,868
Other bonds and notes payable - Note 8	200,377	261,165
Repurchase agreements - Note 8	6,546	14,049
Financing of subprime mortgage loans subject to call option - Note 5	404,723	403,793
Derivative liabilities - Note 7	119,320	176,861
Accrued expenses and other liabilities	16,112	8,445

	3,150,683	3,875,181

Recourse Financing Structures and Other Liabilities
Repurchase agreements - Note 8	233,194	4,683
Junior subordinated notes payable - Note 8	51,248	51,253
Dividends Payable	16,707	-
Due to affiliates	1,659	1,419
Accrued expenses and other liabilities	6,219	2,160

	309,027	59,515

	3,459,710	3,934,696

Commitments and contingencies - Notes 9, 10 and 11

Stockholders’ Equity (Deficit)

Preferred stock, $0.01 par value, 100,000,000 shares authorized, 1,347,321 shares of 9.75% Series B Cumulative Redeemable Preferred Stock, 496,000 shares of 8.05% Series C Cumulative Redeemable Preferred Stock, and 620,000 shares of 8.375% Series D Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, issued and outstanding as of December 31, 2011 and 2010	61,583	61,583
Common stock, $0.01 par value, 500,000,000 shares authorized, 105,181,009 and 62,027,184 shares issued and outstanding at December 31, 2011 and 2010, respectively	1,052	620
Additional paid-in capital	1,275,792	1,065,377
Accumulated deficit - Note 2	(1,073,252)	(1,328,987)
Accumulated other comprehensive income (loss) - Note 2	(73,086)	(46,178)

	192,089	(247,585)

	$3,651,799	$3,687,111

See notes to consolidated financial statements.

76

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 and 2009

(dollars in thousands, except share data)

	Year Ended December 31,
	2011	2010	2009
Interest income	$292,296	$300,272	$361,866
Interest expense	138,035	172,219	218,410

Net interest income	154,261	128,053	143,456

Impairment (Reversal)
Valuation allowance (reversal) on loans - Note 5	(15,163)	(339,887)	15,007
Other-than-temporary impairment on securities - Note 4	12,955	101,398	603,768
Portion of other-than-temporary impairment on securities recognized in other comprehensive income (loss), net of the reversal of other comprehensive loss into net income (loss)	2,885	(2,369)	(70,235)

	677	(240,858)	548,540

Net interest income (loss) after impairment/reversal	153,584	368,911	(405,084)

Other Income (Loss)
Gain (loss) on settlement of investments, net - Note 2	78,181	52,307	11,438
Gain on extinguishment of debt - Note 8	66,110	265,656	215,279
Other income (loss), net - Note 2	(8,501)	(35,676)	682

	135,790	282,287	227,399

Expenses
Loan and security servicing expense	4,649	4,580	5,034
General and administrative expense	7,295	7,696	8,899
Management fee to affiliate - Note 10	18,289	17,252	17,968

	30,233	29,528	31,901

Income (loss) from continuing operations	259,141	621,670	(209,586)
Income (loss) from discontinued operations - Note 6	306	(8)	(318)

Net Income (Loss)	259,447	621,662	(209,904)

Preferred dividends	(5,580)	(7,453)	(13,501)

Excess of carrying amount of exchanged preferred stock over fair value of consideration paid	-	43,043	-

Income (Loss) Applicable To Common Stockholders	$253,867	$657,252	$(223,405)

Income (Loss) Per Share of Common Stock
Basic	$3.09	$10.96	$(4.23)

Diluted	$3.09	$10.96	$(4.23)

Income (loss) from continuing operations per share of common stock, after preferred dividends and excess of carrying amount of exchanged preferred stock over fair value of consideration paid
Basic	$3.09	$10.96	$(4.22)

Diluted	$3.09	$10.96	$(4.22)

Income (loss) from discontinued operations per share of common stock
Basic	$-	$-	$(0.01)

Diluted	$-	$-	$(0.01)

Weighted Average Number of Shares of Common Stock Outstanding
Basic	81,983,973	59,948,827	52,863,993

Diluted	81,990,297	59,948,827	52,863,993

Dividends Declared per Share of Common Stock	$0.40	$-	$-

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 and 2009

(dollars in thousands)

	Years Ended December 31,
	2011	2010	2009
Net income	$259,447	$621,662	$(209,904)
Other comprehensive income (loss):
Net unrealized gain (loss) on securities	(4,786)	439,496	306,626
Reclassification of net realized (gain) loss on securities into earnings	(60,503)	43,442	522,625
Net unrealized gain (loss) on derivatives designated as cash flow hedges	15,514	(7,313)	123,926
Reclassification of net realized loss on derivatives designated as cash flow hedges into earnings	12,540	42,786	9,502

Other comprehensive income (loss)	(37,235)	518,411	962,679

Total comprehensive income	$222,212	$1,140,073	$752,775

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 and 2009

(dollars in thousands, except share data)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comp. Income (Loss)	Total Stock- holders’ Equity (Deficit)
Stockholders’ equity (deficit) - December 31, 2008	6,100,000	$152,500	52,789,050	$528	$1,033,416	$(3,272,403)	$(307,573)	$(2,393,532)
Issuance of common stock to directors	-	-	123,463	1	104	-	-	105
Reclassification adjustment upon adoption of new impairment	-	-	-	-	-	1,288,924	(1,288,924)	-
Net loss	-	-	-	-	-	(209,904)	-	(209,904)
Other comprehensive income	-	-	-	-	-	-	962,679	962,679

Stockholders’ equity (deficit) - December 31, 2009	6,100,000	$152,500	52,912,513	$529	$1,033,520	$(2,193,383)	$(633,818)	$(1,640,652)

Preferred dividends declared	-	-	-	-	-	(19,484)	-	(19,484)
Exchange of preferred stock for common stock and cash	(3,636,679)	(90,917)	9,091,668	91	31,782	43,043	-	(16,001)
Issuance of common stock to directors	-	-	23,003	-	75	-	-	75
Reclassification adjustment upon adoption of new impairment	-	-	-	-	-	-	-	-
Deconsolidation of CDO VII
Cumulative net loss	-	-	-	-	-	219,175	-	219,175
Unrealized loss on securities	-	-	-	-	-	-	40,715	40,715
Unrealized loss on derivatives designated as cash flow hedges	-	-	-	-	-	-	28,514	28,514
Net income	-	-	-	-	-	621,662	-	621,662
Other comprehensive income	-	-	-	-	-	-	518,411	518,411

Stockholders’ equity (deficit) - December 31, 2010	2,463,321	$61,583	62,027,184	$620	$1,065,377	$(1,328,987)	$(46,178)	$(247,585)

Dividends declared	-	-	-	-	-	(48,784)	-	(48,784)
Issuance of common stock	-	-	43,153,825	432	210,415	-	-	210,847
Deconsolidation of CDO V
Cumulative net loss	-	-	-	-	-	45,072	-	45,072
Unrealized gain on securities	-	-	-	-	-	-	(8,026)	(8,026)
Unrealized loss on derivatives designated as cash flow hedges	-	-	-	-	-	-	18,353	18,353
Net income	-	-	-	-	-	259,447	-	259,447
Other comprehensive loss	-	-	-	-	-	-	(37,235)	(37,235)

Stockholders’ equity (deficit) - December 31, 2011	2,463,321	$61,583	105,181,009	$1,052	$1,275,792	$(1,073,252)	$(73,086)	$192,089

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 and 2009

(dollars in thousands)

	Year Ended December 31,
	2011	2010	2009
Cash Flows From Operating Activities
Net income (loss)	$259,447	$621,662	$(209,904)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities (inclusive of amounts related to discontinued operations):
Depreciation and amortization	312	262	295
Accretion of discount and other amortization	(44,786)	(18,982)	(28,066)
Interest income in CDOs redirected for reinvestment or CDO bond paydown	(10,279)	(25,975)	(20,984)
Interest income on investments accrued to principal balance	(19,507)	(12,535)	-
Interest expense on debt accrued to principal balance	728	2,964	2,402
Deferred interest received	1,027	44	-
Non-cash directors’ compensation	149	75	105
Valuation allowance (reversal) on loans	(15,163)	(339,887)	15,007
Other-than-temporary impairment on securities	15,840	99,029	533,533
Impairment on real estate held-for-sale	433	260	550
Change in fair value of investments in excess mortgage servicing rights	(367)	-	-
Gain on settlement of investments (net) and real estate held-for-sale	(77,310)	(52,307)	(11,438)
Unrealized loss on non-hedge derivatives and hedge ineffectiveness	11,572	36,564	55
Gain on extinguishment of debt	(66,110)	(265,656)	(215,279)
Change in:
Restricted cash	1,161	151	4,142
Receivables and other assets	(1,342)	4,577	4,370
Due to affiliates	240	(78)	(35)
Accrued expenses and other liabilities	986	(1,278)	(584)

Net cash provided by (used in) operating activities	57,031	48,890	74,169

Cash Flows From Investing Activities
Principal repayments from repurchased CDO debt	65,912	1,211	-
Principal repayments from CDO securities	10,728	-	-
Return of investments in excess mortgage servicing rights	760	-	-
Principal repayments from loans and non-CDO securities	82,907	64,681	63,934
Purchase of real estate securities	(333,895)	(4,059)	(1,800)
Proceeds from sale of real estate securities	3,885	26,022	131,120
Acquisition of investments in excess mortgage servicing rights	(40,492)	-	-
Acquisition of servicing rights	(2,268)	(100)	-
Purchase of and advances on loans	-	(6,024)	(14,588)
Margin received on derivative instruments	-	5,073	3,550
Return of margin deposits on total rate of return swaps (treated as derivative instruments)	-	-	37
Proceeds (payments) on settlement of derivative instruments	(14,322)	(11,394)	(11,610)
Proceeds from sale of real estate held for sale	650	840	1,350
Distributions of capital from equity method investees	-	193	91

Net cash provided by (used in) investing activities	(226,135)	76,443	172,084

Continued on next page.

See notes to consolidated financial statements.

80

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 and 2009

(dollars in thousands)

	Year Ended December 31,
	2011	2010	2009
Cash Flows From Financing Activities
Repurchases of CDO bonds payable	$(101,954)	$(72,718)	$(27,422)
Issuance of other bonds payable	142,736	97,650	-
Repayments of other bonds payable	(204,151)	(143,678)	(77,360)
Borrowings under repurchase agreements	321,020	18,914	-
Repayments of repurchase agreements	(100,012)	(71,491)	(205,163)
Margin deposits under repurchase agreements	-	-	(7,303)
Return of margin deposits under repurchase agreements	-	-	7,586
Issuance of common stock	211,567	-	-
Costs related to issuance of common stock	(905)	-	-
Cash consideration paid in exchange for junior subordinated notes	-	(9,715)	-
Cash consideration paid to redeem preferred stock	-	(16,001)	-
Common stock dividends paid	(23,706)	-	-
Preferred stock dividends paid	(8,371)	(19,484)	-
Payment of deferred financing costs	(1,581)	(1,677)	(200)
Restricted cash returned from refinancing activities	58,293	58,091	82,163

Net cash provided by (used in) financing activities	292,936	(160,109)	(227,699)

Net Increase (Decrease) in Cash and Cash Equivalents	123,832	(34,776)	18,554
Cash and Cash Equivalents, Beginning of Period	33,524	68,300	49,746

Cash and Cash Equivalents, End of Period	$157,356	$33,524	$68,300

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest expense	$99,096	$125,582	$161,254
Supplemental Schedule of Non-Cash Investing and Financing Activities
Common stock dividends declared but not paid	$15,777	$-	$-
Preferred stock dividends declared but not paid	$930	$-	$-
Issuance of junior subordinated notes in exchange of previously issued trust preferred securities	$-	$-	$100,000
Common stock issued to redeem preferred stock	$-	$28,457	$-
Face amount of CDO bonds issued in exchange for previously issued junior subordinated notes of $52,094	$-	$37,625	$-
Loans reclassified as other investments	$-	$24,907	$-

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 and 2009

(dollars in tables in thousands, except per share data)

1.	ORGANIZATION

Newcastle Investment Corp. (and its subsidiaries, “Newcastle”) is a Maryland corporation that was formed in 2002. Newcastle conducts its business through the following segments: (i) investments financed with non-recourse collateralized debt obligations (“non-recourse CDOs”), (ii) unlevered investments in deconsolidated Newcastle CDO debt (“unlevered CDOs”), (iii) unlevered investments in excess mortgage servicing rights (“unlevered excess MSRs”), (iv) investments financed with other non-recourse debt (“non-recourse other”), (v) investments and debt repurchases financed with recourse debt (“recourse”), (vi) other unlevered investments (“unlevered other”) and (vii) corporate. With respect to the non-recourse CDOs and non-recourse other segments, subject to the passing of certain periodic coverage tests, Newcastle is generally entitled to receive the net cash flows from these structures on a periodic basis.

In the fourth quarter of 2011, Newcastle changed the composition of its reportable segments such that the unlevered segment is further broken down into (i) unlevered CDOs, (ii) unlevered excess MSRs and (iii) unlevered other. Management believes the additional segments better reflect its investments in deconsolidated CDOs and its new investment in excess MSRs. Segment information for previously reported periods in the accompanying financial statements has been restated to reflect this change to the composition of its segments.

The following table presents information on shares of Newcastle’s common stock issued subsequent to its formation:

Year	Shares Issued	Range of Issue Prices (1)	Net Proceeds (millions)
Formation - 2006	45,713,817
2007	7,065,362	$27.75-$31.30	$201.3
2008	9,871	N/A	$0.1
2009	123,463	N/A	$0.1
2010	9,114,671	$3.13	$28.5
2011	43,153,825	$4.55 - $6.00	$210.8

December 31, 2011	105,181,009

(1)	Exclude prices of shares issued pursuant to the exercise of options and of shares issued to our independent directors. Includes prices of shares issued in exchange for preferred stock.

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

Newcastle is party to a management agreement (the “Management Agreement”) with FIG LLC (the “Manager”), a subsidiary of Fortress Investment Group LLC (“Fortress”), under which the Manager advises Newcastle on various aspects of its business and manages its day-to-day operations, subject to the supervision of Newcastle’s board of directors. For its services, the Manager receives an annual management fee and incentive compensation, both as defined in, and in accordance with the terms of, the Management Agreement. For a further discussion of the Management Agreement, see Note 10.

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

Approximately 4.8 million shares of Newcastle’s common stock were held by Fortress, through its affiliates, and its principals at December 31, 2011. In addition, Fortress, through its affiliates, held options to purchase approximately 6.0 million shares of Newcastle’s common stock at December 31, 2011.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 and 2009

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

For entities over which Newcastle exercises significant influence, but which do not meet the requirements for consolidation, Newcastle uses the equity method of accounting whereby it records its share of the underlying income of such entities. Newcastle’s investments in equity method investees were not significant at December 31, 2011, 2010 or 2009. Regarding investments in entities over which Newcastle does not meet the requirements for consolidation and does not exercise significant influence, Newcastle records these investments at cost, subject to impairment.

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

The following table summarizes Newcastle’s accumulated other comprehensive income:

	December 31,
	2011	2010
Net unrealized gains (losses) on securities	$(2,585)	$70,730
Net unrealized gains (losses) on derivatives designated as cash flow hedges	(70,501)	(116,908)

Accumulated other comprehensive income (loss)	$(73,086)	$(46,178)

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 and 2009

(dollars in tables in thousands, except per share data)

REVENUE RECOGNITION

Real Estate Securities and Loans Receivable — Newcastle invests in securities, including commercial mortgage backed securities, senior unsecured debt issued by property REITs, real estate related asset backed securities and FNMA/FHLMC securities. Newcastle also invests in loans, including real estate related loans, commercial mortgage loans, residential mortgage loans, manufactured housing loans and subprime mortgage loans. Newcastle determines at acquisition whether loans will be aggregated into pools based on common risk characteristics (credit quality, loan type, and date of origination or acquisition); loans aggregated into pools are accounted for as if each pool were a single loan. Loans receivable are presented in the consolidated balance sheet net of any unamortized discount (or gross of any unamortized premium) and an allowance for loan losses. Discounts or premiums are accreted into interest income on an effective yield or “interest” method, based upon a comparison of actual and expected cash flows, through the expected maturity date of the security or loan. Depending on the nature of the investment, changes to expected cash flows may result in a prospective change to yield or a retrospective change which would include a catch up adjustment. For loans acquired at a discount for credit quality, the difference between contractual cash flows and expected cash flows at acquisition is not accreted (nonaccretable difference). Newcastle discontinues the accretion of discounts and amortization of premium on loans if they are reclassified from held for investment to held for sale. Interest income with respect to non-discounted securities or loans is recognized on an accrual basis. Deferred fees and costs, if any, are recognized as a reduction to the interest income over the terms of the securities or loans using the interest method. Upon settlement of securities and loans, the excess (or deficiency) of net proceeds over the net carrying value of such security or loan is recognized as a gain (or loss) in the period of settlement. Interest income includes prepayment penalties received of $7.2 million and $8.2 million in 2010 and 2009, respectively. No prepayments penalties were received in 2011.

Investments in Excess Mortgage Servicing Rights (“Excess MSRs”) — Excess MSRs are aggregated into pools as applicable; each pool of excess MSRs investments is accounted for in the aggregate. Excess MSRs investments are accreted into interest income on an effective yield or “interest” method, based upon the expected excess servicing income through the expected life of the underlying mortgages. Changes to expected cash flows result in a cumulative retrospective adjustment, which will be recorded in the period in which the change in expected cash flows occurs. Under the retrospective method, the interest income recognized for a reporting period would be measured as the difference between the amortized cost basis at the end of the period and the amortized cost basis at the beginning of the period, plus any cash received during the period. The amortized cost basis is calculated as the present value of estimated future cash flows using an effective yield, which is the yield that equates all past actual and current estimated future cash flows to the initial investment. In addition, Newcastle’s policy is to recognize interest income only on excess MSRs in existing eligible underlying mortgages. The difference between the fair value of excess MSRs investments and their amortized cost basis is recorded as “Other Income” or “Other Losses”, as applicable. Fair value is generally determined by discounting the expected future cash flows using discount rates that incorporate the market risks and liquidity premium specific to the excess MSRs investments, and therefore may differ from their effective yields.

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

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 and 2009

(dollars in tables in thousands, except per share data)

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

Gain (Loss) on Settlement of Investments, Net and Other Income (Loss), Net – These items are comprised of the following:

	Year-Ended December 31,
	2011	2010	2009
Gain (loss) on settlement of investments, net
Gain on settlement of real estate securities	$81,434	$64,778	$29,663
Loss on settlement of real estate securities	(5,091)	(9,192)	(18,644)
Gain on repayment/disposition of loans held for sale	1,838	-	526
Loss on repayment/disposition of loans held for sale	-	-	(111)
Realized gain (loss) of termination of derivative instruments	-	(3,279)	4

	$78,181	$52,307	$11,438

Other income (loss), net
Gain (loss) on non-hedge derivative instruments	$3,284	$(1,240)	$15,446
Unrealized gain (loss) recognized upon de-designation of hedges	(13,939)	(35,905)	(15,223)
Increase in fair value of investments in excess mortgage servicing rights	367	-	-
Hedge ineffectiveness	(917)	580	(278)
Equity in earnings of equity method investees	272	94	420
Collateral management fee income, net	2,432	475	-
Other income (loss)	-	320	317

	$(8,501)	$(35,676)	$682

EXPENSE RECOGNITION

Interest Expense — Newcastle finances its investments using both fixed and floating rate debt, including securitizations, loans, repurchase agreements, and other financing vehicles. Certain of this debt has been issued at discounts. Discounts are accreted into interest expense on the effective yield or “interest” method, based upon a comparison of actual and expected cash flows, through the expected maturity date of the financing.

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

DECEMBER 31, 2011, 2010 and 2009

(dollars in tables in thousands, except per share data)

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

Newcastle’s derivative financial instruments contain credit risk to the extent that its bank counterparties may be unable to meet the terms of the agreements. Newcastle reduces such risk by limiting its counterparties to major financial institutions. In addition, the potential risk of loss with any one party resulting from this type of credit risk is monitored. Management does not expect any material losses as a result of default by other parties. Newcastle does not require collateral for the derivative financial instruments within its CDO financing structures. Newcastle’s major derivative counterparties include Bank of America, Credit Suisse and Wells Fargo.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 and 2009

(dollars in tables in thousands, except per share data)

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

Investments in Excess Mortgage Servicing Rights (Excess MSRs) — Upon acquisition, Newcastle has elected to record each of such investments at fair value. Newcastle elected to record its investments in excess MSRs at fair value in order to provide users of the financial statements with better information regarding the effects of prepayment risk and other market factors on the excess MSRs. Under this election, Newcastle records a valuation adjustment on its excess MSRs investments on a quarterly basis to recognize the changes in fair value in net income as described in Revenue Recognition –Investments in Excess Mortgage Servicing Rights above. As of December 31, 2011, all excess MSRs investments are classified as held-for-investment as Newcastle has the intent and ability to hold the investments for the foreseeable future.

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

Cash and Cash Equivalents and Restricted Cash — Newcastle considers all highly liquid short term investments with maturities of 90 days or less when purchased to be cash equivalents. Substantially all amounts on deposit with major financial institutions exceed insured limits. Restricted cash consisted of:

	December 31,
	2011	2010
Held in CDOs pending reinvestment	$94,781	$150,185

CDO bond sinking funds	1,897	2,939

CDO trustee accounts	1,812	3,881

Derivative margin accounts	6,550	-

	$105,040	$157,005

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 and 2009

(dollars in tables in thousands, except per share data)

Supplemental non-cash investing and financing activities relating to CDOs are disclosed below:

	Year Ended December 31,
	2011	2010	2009
Restricted cash generated from sale of securities	$336,911	$249,549	$132,578
Restricted cash generated from sale of real estate related loans	$125,141	$53,020	$26,961
Restricted cash generated from paydowns on securities and loans	$546,752	$511,276	$433,918
Restricted cash generated from margin collateral received	$6,550	$-	$-
Restricted cash used for purchases of real estate securities	$427,826	$368,893	$297,632
Restricted cash used for purchases of real estate related loans	$384,850	$107,708	$-
Restricted cash used for repayments of CDO bonds payable	$101,687	$202,037	$59,741
Restricted cash used for repurchases of CDO bonds payable and other bonds payable	$3,213	$143,046	$2,525
Restricted cash used for purchases of derivative instruments	$-	$5,187	$-
CDO V deconsolidation:
Real estate securities	$262,617	$-	$-
Restricted cash	$37,988	$-	$-
Derivative liabilities	$20,257	$-	$-
CDO bonds payable	$336,046	$-	$-

Stock Options — The fair value of the options issued as compensation to the Manager for its successful efforts in raising capital for Newcastle was recorded as an increase in stockholders’ equity with an offsetting reduction of capital proceeds received. Options granted to Newcastle’s directors were accounted for using the fair value method.

Preferred Stock — Newcastle’s accounting policy for its preferred stock is described in Note 9.

Accretion of Discount and Other Amortization — As reflected on the Consolidated Statements of Cash Flows, this item is comprised of the following:

	2011	2010	2009
Accretion of net discount on securities and loans	$(45,387)	$(26,934)	$(52,925)
Amortization of net discount on debt obligations	(822)	337	7,004
Amortization of deferred financing costs and interest rate cap premiums	3,740	3,432	8,409
Amortization of net deferred hedge (gains) and losses - debt	(2,317)	4,183	9,446

	$(44,786)	$(18,982)	$(28,066)

Securitization of Subprime Mortgage Loans — Newcastle’s accounting policy for its securitization of subprime mortgage loans is disclosed in Note 5.

Recent Accounting Pronouncements — In April 2009, the FASB issued new guidance which (i) requires disclosures about the fair value of financial instruments on an interim basis, (ii) changes the guidance for determining, recording and disclosing other-than-temporary impairment, and (iii) provides additional guidance for estimating fair value when the volume or level of activity for an asset or liability have significantly decreased. This guidance was effective for Newcastle as of April 1, 2009. It had a significant impact on Newcastle’s disclosures, but no material impact on its financial condition, liquidity, or results of operations upon adoption. A reclassification adjustment of $1.3 billion of loss from Accumulated Deficit to Accumulated Other Comprehensive Income (Loss) was recorded at adoption but had no net effect on equity. Post-adoption impairment determinations, including the analysis performed at December 31, 2011, are performed using this new guidance and may result in materially different conclusions than would have been reached under prior guidance.

In June 2009, the FASB issued new guidance on transfers of financial assets which eliminates the concept of qualified special purpose entities (“QSPEs”), changes the requirements for reporting a transfer of a portion of financial assets as a sale, clarifies other sale accounting criteria and changes the initial measurement of a transferor’s interest in transferred financial assets. Furthermore, it requires additional disclosures. This guidance is effective for fiscal years beginning after

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 and 2009

(dollars in tables in thousands, except per share data)

November 15, 2009. The adoption of this guidance did not have a material impact on Newcastle’s financial position, liquidity or results of operations.

In June 2009, the FASB issued new guidance which changes the definition of a variable interest entity (“VIE”) and changes the methodology to determine who is the primary beneficiary of, or in other words who consolidates, a VIE. Furthermore, it eliminates the scope exception for QSPEs, which are now subject to the VIE consolidation rules. This guidance is effective for fiscal years beginning after November 15, 2009. Generally, the changes are expected to cause more entities to be defined as VIE’s and to require consolidation by the entity that exercises day-to-day control over a VIE, such as servicers and collateral managers. The adoption of this guidance lead to the deconsolidation of one of Newcastle’s CDOs, CDO VII (Note 8). The deconsolidation reduced Newcastle’s gross assets and gross liabilities by $149.4 million and $437.8 million, respectively, and increased equity by $288.4 million. The deconsolidation also reduced revenues and expenses, but its impact was not material to the net income applicable to common stockholders.

In May 2011, the FASB issued new guidance regarding the measurement and disclosure of fair value, which will become effective for Newcastle on January 1, 2012. Newcastle has not yet completed its assessment of the potential impact of this guidance.

In June 2011, the FASB issued a new accounting standard that eliminates the current option to report other comprehensive income and its components in the statement of stockholders’ equity. Instead, an entity will be required to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. Newcastle has early-adpoted this accounting standard and has opted to present two separate statements.

The FASB has recently issued or discussed a number of proposed standards on such topics as consolidation, the definition of an investment company, financial statement presentation, revenue recognition, leases, financial instruments, hedging, and contingencies. Some of the proposed changes are significant and could have a material impact on Newcastle’s reporting. Newcastle has not yet fully evaluated the potential impact of these proposals, but will make such an evaluation as the standards are finalized.

3.	SEGMENT REPORTING AND VARIABLE INTEREST ENTITIES

Newcastle conducts its business through the following segments: (i) investments financed with non-recourse collateralized debt obligations (“non-recourse CDOs”), (ii) unlevered investments in deconsolidated Newcastle CDO debt (“unlevered CDOs”), (iii) unlevered investments in excess mortgage servicing rights (“unlevered excess MSRs”), (iv) investments financed with other non-recourse debt (“non-recourse other”), (v) investments and debt repurchases financed with recourse debt (“recourse”), (vi) other unlevered investments (“unlevered other”) and (vii) corporate. With respect to the non-recourse CDOs and non-recourse other segments, subject to the passing of certain periodic coverage tests, Newcastle is generally entitled to receive the net cash flows from these structures on a periodic basis.

In the fourth quarter of 2011, Newcastle changed the composition of its reportable segments such that the unlevered segment is further broken down into (i) unlevered CDOs, (ii) unlevered excess MSRs and (iii) unlevered other. Management believes the additional segments better reflect its investments in deconsolidated CDOs and its new investment in excess MSRs. Segment information for previously reported periods in the accompanying financial statements has been restated to reflect this change to the composition of its segments.

The corporate segment consists primarily of interest income on short term investments, general and administrative expenses, interest expense on the junior subordinated notes payable (Note 8) and management fees pursuant to the Management Agreement (Note 10).

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 and 2009

(dollars in tables in thousands, except per share data)

Summary financial data on Newcastle’s segments is given below, together with a reconciliation to the same data for Newcastle as a whole:

	Non- Recourse CDOs (A)	Unlevered CDOs (B)	Unlevered Excess MSRs	Non- Recourse Other (A)(C)	Recourse (D)	Unlevered Other (E)	Corporate	Inter-segment Elimination (F)	Total
Year Ended December 31, 2011
Interest income	$218,131	$344	$1,260	$73,364	$2,234	$2,636	$167	$(5,840)	$292,296
Interest expense	86,110	-	-	52,801	693	5	3,815	(5,389)	138,035

Net interest income (expense)	132,021	344	1,260	20,563	1,541	2,631	(3,648)	(451)	154,261
Impairment (reversal)	(3,876)	-	-	8,036	-	(3,483)	-	-	677
Other income (loss)	126,891	3,739	367	2,561	-	2,232	-	-	135,790
Expenses	1,058	-	1,055	3,576	-	19	24,525	-	30,233

Income (loss) from continuing operations	261,730	4,083	572	11,512	1,541	8,327	(28,173)	(451)	259,141
Income (loss) from discontinued operations	-	-	-	(88)	-	(57)	-	451	306

Net income (loss)	261,730	4,083	572	11,424	1,541	8,270	(28,173)	-	259,447
Preferred dividends	-	-	-	-	-	-	(5,580)	-	(5,580)

Income (loss) applicable to common stockholders	$261,730	$4,083	$572	$11,424	$1,541	$8,270	$(33,753)	$-	$253,867

December 31, 2011
Investments	$2,408,252	$3,940	$43,971	$783,777	$244,916	$18,751	$-	$(143,018)	$3,360,589
Cash and restricted cash	105,040	-	-	-	-	9	157,347	-	262,396
Derivative assets	1,954	-	-	-	-	-	-	-	1,954
Other assets	23,203	8	-	116	593	2,085	1,208	(353)	26,860

Total assets	2,538,449	3,948	43,971	783,893	245,509	20,845	158,555	(143,371)	3,651,799

Debt	(2,410,151)	-	-	(748,118)	(233,194)	-	(51,248)	143,018	(3,299,693)
Derivative liabilities	(119,320)	-	-	-	-	-	-	-	(119,320)
Other liabilities	(12,705)	-	(4,186)	(3,407)	(23)	(49)	(20,680)	353	(40,697)

Total liabilities	(2,542,176)	-	(4,186)	(751,525)	(233,217)	(49)	(71,928)	143,371	(3,459,710)

Preferred stock	-	-	-	-	-	-	(61,583)	-	(61,583)

GAAP book value	$(3,727)	$3,948	$39,785	$32,368	$12,292	$20,796	$25,044	$-	$130,506

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 and 2009

(dollars in tables in thousands, except per share data)

	Non- Recourse CDOs (A)	Unlevered CDOs (B)	Non-Recourse Other (A)(C)	Recourse	Unlevered Other (E)	Corporate	Inter-segment Elimination (F)	Total
Year Ended December 31, 2010
Interest income	$226,717	$-	$72,773	$976	$1,653	$68	$(1,915)	$300,272
Interest expense	108,437	-	60,635	656	356	3,980	(1,845)	172,219

Net interest income (expense)	118,280	-	12,138	320	1,297	(3,912)	(70)	128,053
Impairment, net of the reversal of prior valuation allowances on loans	(173,223)	16	(38,561)	(60)	(29,030)	-	-	(240,858)
Other income (loss)	289,158	475	(5,491)	(663)	(1,269)	77	-	282,287
Expenses	1,483	-	3,149	4	(197)	25,089	-	29,528

Income (loss) from continuing operations	579,178	459	42,059	(287)	29,255	(28,924)	(70)	621,670
Income (loss) from discontinued operations	-	-	(271)	-	193	-	70	(8)

Net income (loss)	579,178	459	41,788	(287)	29,448	(28,924)	-	621,662
Preferred dividends	-	-	-	-	-	(7,453)	-	(7,453)
Excess of carrying amount of exchanged preferred stock over fair value of consideration paid	-	-	-	-	-	43,043	-	43,043

Income (loss) applicable to common stockholders	$579,178	$459	$41,788	$(287)	$29,448	$6,666	$-	$657,252

December 31, 2010
Investments	$2,713,044	$-	$740,596	$-	$39,397	$-	$(34,185)	$3,458,852
Cash and restricted cash	157,005	-	-	-	12	33,512	-	190,529
Derivative assets	7,067	-	-	-	-	-	-	7,067
Other assets	29,110	7	96	-	143	1,307	-	30,663

Total assets	2,906,226	7	740,692	-	39,552	34,819	(34,185)	3,687,111

Debt	(3,029,273)	-	(694,787)	(4,683)	-	(51,253)	34,185	(3,745,811)
Derivative liabilities	(160,660)	-	(16,201)	-	-	-	-	(176,861)
Other liabilities	(6,353)	-	(2,092)	(2)	(96)	(3,481)	-	(12,024)

Total liabilities	(3,196,286)	-	(713,080)	(4,685)	(96)	(54,734)	34,185	(3,934,696)

Preferred stock	-	-	-	-	-	(61,583)	-	(61,583)

GAAP book value	$(290,060)	$7	$27,612	$(4,685)	$39,456	$(81,498)	$-	$(309,168)

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 and 2009

(dollars in tables in thousands, except per share data)

	Non- Recourse CDOs (A)	Non-Recourse Other	Recourse	Unlevered Other	Corporate	Total
Year Ended December 31, 2009
Interest income	$275,938	$76,868	$7,416	$1,543	$101	$361,866
Interest expense	140,674	65,734	3,763	-	8,239	218,410

Net interest income (expense)	135,264	11,134	3,653	1,543	(8,138)	143,456
Impairment, net of reversal of prior valuation allowances on loans	513,234	(24,212)	50,142	9,376	-	548,540
Other income (loss)	216,128	6,650	4,311	309	1	227,399
Expenses	1,619	3,386	33	220	26,643	31,901

Income (loss) from continuing operations	(163,461)	38,610	(42,211)	(7,744)	(34,780)	(209,586)
Income (loss) from discontinued operations	-	-	-	(318)	-	(318)

Net income (loss)	(163,461)	38,610	(42,211)	(8,062)	(34,780)	(209,904)
Preferred dividends	-	-	-	-	(13,501)	(13,501)

Income (loss) applicable to common stockholders	$(163,461)	$38,610	$(42,211)	$(8,062)	$(48,281)	$(223,405)

(A)	Assets held within CDOs and other non-recourse structures are not available to satisfy obligations outside of such financings, except to the extent Newcastle receives net cash flow distributions from such structures. Furthermore, creditors or beneficial interest holders of these structures have no recourse to the general credit of Newcastle. Therefore, Newcastle’s exposure to the economic losses from such structures is limited to its invested equity in them and economically their book value cannot be less than zero. Therefore, impairment recorded in excess of Newcastle’s investment, which results in negative GAAP book value for a given non-recourse financing structure, cannot economically be incurred and will eventually be reversed through amortization, sales at gains, or as gains at the deconsolidation or termination of such non-recourse financing structure.

(B)	Represents unlevered investments in CDO securities issued by Newcastle. These CDOs have been deconsolidated as Newcastle does not have the power to direct the relevant activities of the CDOs.

(C)	The following table summarizes the investments and debt in the other non-recourse segment:

	December 31, 2011				December 31, 2010
	Investments		Debt		Investments		Debt
	Outstanding Face Amount	Carrying Value	Outstanding Face Amount*	Carrying Value*	Outstanding Face Amount	Carrying Value	Outstanding Face Amount*	Carrying Value*
Manufactured housing loan portfolio I	$135,209	$112,316	$107,032	$97,631	$151,281	$124,974	$123,275	$113,218
Manufactured housing loan portfolio II	178,603	175,120	143,869	142,589	212,036	203,053	171,972	171,738
Residential mortgage loans	56,377	40,380	54,842	53,771	N/A	N/A	N/A	N/A
Subprime mortgage loans subject to call options	406,217	404,723	406,217	404,723	406,217	403,793	406,217	403,793
Real estate securities	67,965	43,497	47,697	43,404	N/A	N/A	N/A	N/A
Operating real estate	N/A	7,741	6,000	6,000	N/A	8,776	6,000	6,038

	$844,371	$783,777	$765,657	$748,118	$769,534	$740,596	$707,464	$694,787

* As of December 31, 2011 and December 31, 2010, aggregate face amounts of $157.0 million and $42.9 million (carrying values of $143.0 million and $34.2 million), respectively, of debt represents financing provided by the CDO segment (and included as investments in the CDO segment), which is eliminated upon consolidation.

(D)	The $233.2 million of recourse debt is comprised of (i) a $231.0 million repurchase agreement, secured by $244.9 million carrying value of FNMA/FHLMC securities and (ii) a $2.2 million repurchase agreement, secured by $29.1 million face amount of senior notes issued by Newcastle CDO VI, which was repurchased by Newcastle in December 2010 and eliminated in consolidation.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 and 2009

(dollars in tables in thousands, except per share data)

(E)	The following table summarizes the investments in the unlevered other segment:

	December 31, 2011			December 31, 2010
	Outstanding Face Amount	Carrying Value	Number of Investments	Outstanding Face Amount	Carrying Value		Number of Investments
Real estate securities	$183,507	$7,614	25	$186,081	$600		25
Real estate related loans	24,543	6,366	1	97,106	32,475	*	5
Residential mortgage loans	5,227	2,687	170	1,169	298		27
Other investments	N/A	6,024	1	N/A	6,024		1

	$213,277	$22,691	197	$284,356	$39,397		58

*A mezzanine loan with a $28.0 million of face amount and carrying value was repaid in full in February 2011.

(F)	Represents the elimination of investments and financings and their related income and expenses between the CDO segment and other non-recourse segment as the corresponding inter-segment investments and financings are presented on a gross basis within each of these segments.

Variable Interest Entities (“VIEs”)

The VIEs in which Newcastle has a significant interest include (i) Newcastle’s CDOs, in which Newcastle has been determined to be the primary beneficiary and therefore consolidates them (with the exception of CDOs V and VII as described below), since it has the power to direct the activities that most significantly impact the CDOs’ economic performance and would absorb a significant portion of their expected losses and receive a significant portion of their expected residual returns, and (ii) the manufactured housing loan financing structures, which are similar to the CDOs in analysis. Newcastle’s CDOs and manufactured housing loan financings are held in special purpose entities whose debt is treated as non-recourse secured borrowings of Newcastle. Newcastle’s subprime securitizations are also considered VIEs, but Newcastle does not control their activities and no longer receives a significant portion of their returns. These subprime securitizations were not consolidated under the current or prior guidance.

In addition, Newcastle’s investments in CMBS, CDO securities and loans may be deemed to be variable interests in VIEs, depending on their structure. Newcastle is not obligated to provide, nor has it provided, any financial support to these VIEs. Newcastle monitors these investments and, to the extent Newcastle determines that it potentially owns a majority of the currently controlling class, it analyzes them for potential consolidation. As of December 31, 2011, Newcastle has not consolidated these potential VIEs due to the determination that, based on the nature of Newcastle’s investments and the provisions governing these structures, Newcastle does not have the power to direct the activities that most significantly impact their economic performance.

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

In April 2011, Newcastle sold its retained interests in Newcastle CDO VII, a non-consolidated VIE of Newcastle. As a result of the sale of Newcastle’s retained interests in CDO VII and the subsequent liquidation of the VIE, CDO VII has been removed from Newcastle’s non-consolidated VIE disclosure.

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

Newcastle has interests in the following unconsolidated VIE at December 31, 2011, in addition to the subprime securitizations which are described in Note 4:

Entity	Gross Assets (A)	Debt (B)	Carrying Value of Newcastle’s Investment (C)
CDO V	$303,392	$304,068	$3,940

(A)	Face amount.

(B)	Includes $41.6 million face amount of debt owned by Newcastle with a carrying value of $3.9 million at December 31, 2011.

(C)	This amount represents Newcastle’s maximum exposure to loss from this entity, which was its fair value at December 31, 2011, related to $5.5 million face amount of CDO V Class I notes.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 and 2009

(dollars in tables in thousands, except per share data)

4.	REAL ESTATE SECURITIES

The following is a summary of Newcastle’s real estate securities at December 31, 2011 and 2010, all of which are classified as available for sale and are, therefore, reported at fair value with changes in fair value recorded in other comprehensive income, except for securities that are other-than-temporarily impaired.

		Amortized Cost Basis			Gross Unrealized				Weighted Average
Asset Type	Outstanding Face Amount	Before Impairment	Other- Than- Temporary- Impairment (A)	After Impairment	Gains	Losses	Carrying Value (B)	Number of Securities	Rating (C)	Coupon	Yield	Maturity (Years) (D)	Principal Subordination (E)
December 31, 2011
CMBS-Conduit	$1,344,819	$1,143,910	$(202,164)	$941,746	$91,583	$(76,424)	$956,905	169	BB+	5.61%	11.03%	4.2	10.8%
CMBS- Single Borrower	186,088	180,874	(12,364)	168,510	3,121	(14,366)	157,265	33	BB	5.05%	6.25%	3.6	6.7%
CMBS-Large Loan	14,970	14,190	—	14,190	519	(61)	14,648	2	BBB+	5.15%	8.89%	1.2	7.5%
REIT Debt	137,393	136,704	(773)	135,931	5,060	(5,695)	135,296	20	BB+	5.83%	5.72%	2.4	N/A
ABS-Subprime (F)	246,014	209,838	(86,815)	123,023	14,481	(8,882)	128,622	63	B	1.22%	10.16%	6.9	32.5%
ABS-Manufactured Housing	30,232	29,454	—	29,454	1,247	(154)	30,547	7	BBB+	6.61%	7.54%	4.2	41.6%
ABS-Franchise	23,115	21,598	(11,133)	10,465	215	(3,120)	7,560	7	BB+	3.58%	4.56%	11.0	21.9%
FNMA/FHLMC	232,355	243,385	—	243,385	1,715	(185)	244,915	31	AAA	2.37%	1.63%	4.6	N/A
CDO (G)	206,150	82,486	(14,861)	67,625	149	(11,788)	55,986	13	CCC+	3.03%	8.05%	1.5	N/A

Total/Average (H)	$2,421,136	$2,062,439	$(328,110)	$1,734,329	$118,090	$(120,675)	$1,731,744	345	BB+	4.60%	8.54%	4.2

December 31, 2010
CMBS-Conduit	$1,531,520	$1,308,320	$(455,985)	$852,335	$161,695	$(66,346)	$947,684	196	BB	5.70%	11.60%	3.3	9.8%
CMBS- Single Borrower	409,190	397,567	(14,853)	382,714	3,484	(58,431)	327,767	59	BB-	3.96%	5.65%	2.5	7.5%
CMBS-Large Loan	30,315	30,311	—	30,311	—	(5,028)	25,283	6	BBB+	1.69%	1.74%	1.1	22.4%
REIT Debt	317,413	316,085	—	316,085	17,809	(4,924)	328,970	40	BB+	6.15%	5.98%	3.5	N/A
ABS-Subprime	353,306	353,432	(191,968)	161,464	23,752	(7,210)	178,006	88	B-	1.54%	11.78%	5.0	24.2%
ABS-Manufactured Housing	35,137	34,101	—	34,101	1,498	(384)	35,215	7	BBB+	6.65%	7.36%	4.3	39.4%
ABS-Franchise	30,228	30,421	(22,047)	8,374	2,352	(763)	9,963	13	CCC	3.76%	25.49%	2.8	15.1%
FNMA/FHLMC	3,140	3,358	—	3,358	56	—	3,414	1	AAA	5.70%	3.79%	3.2	N/A
CDO	123,126	14,877	(14,877)	—	—	—	—	8	C	2.82%	0.00%	—	N/A

Debt Security Total/Average	$2,833,375	2,488,472	(699,730)	1,788,742	210,646	(143,086)	1,856,302	418	BB-	4.80%	9.15%	3.3

Equity Securities		1,388	(276)	1,112	3,170	—	4,282	2

Total		$2,489,860	$(700,006)	$1,789,854	$213,816	$(143,086)	$1,860,584	420

(A)	Represents the cumulative impairment against amortized cost basis recorded through earnings, net of the effect of the cumulative adjustment as a result of the adoption of new accounting guidance on impairment in 2009.

(B)	See Note 7 regarding the estimation of fair value, which is equal to carrying value for all securities.

(C)	Represents the weighted average of the ratings of all securities in each asset type, expressed as an S&P equivalent rating. For each security rated by multiple rating agencies, the lowest rating is used. Newcastle used an implied AAA rating for the FNMA/FHLMC securities. Ratings provided were determined by third party rating agencies as of a particular date, may not be current and are subject to change at any time.

(D)	The weighted average maturity is based on the timing of expected principal reduction on the assets.

(E)	Percentage of the outstanding face amount of securities and residual interests that is subordinate to Newcastle’s investments.

(F)	Includes the retained bonds with a face amount of $4.0 million and a carrying value of $1.2 million from Securitization Trust 2006 (Note 5). The residual interests were fully written off in the first quarter of 2010.

(G)	Includes two CDO bonds issued by a third party with a carrying value of $49.3 million, four CDO bonds issued by CDO V (which has been deconsolidated and held as an investment by Newcastle) with a carrying value of $3.9 million and seven CDO bonds issued by C-BASS with a carrying value of $2.8 million.

(H)	As of December 31, 2011 and 2010, the total outstanding face amount of fixed rate securities was $1.7 billion and $2.1 billion, respectively, and of floating rate securities was $733.5 million and $728.1 million, respectively.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 and 2009

(dollars in tables in thousands, except per share data)

Unrealized losses that are considered other-than-temporary are recognized currently in earnings. During the years ended December 31, 2011, 2010 and 2009, Newcastle recorded other-than-temporary impairment charges (“OTTI”) of $12.9 million, $101.4 million and $603.8 million, respectively, with respect to real estate securities (gross of ($2.9) million, $2.4 million and $70.2 million of other-than-temporary impartment recognized (reversed) in Other Comprehensive Income in 2011, 2010 and 2009, respectively). Based on management’s analysis of these securities, the performance of the underlying loans and changes in market factors, Newcastle noted adverse changes in the expected cash flows on certain of these securities and concluded that they were other-than-temporarily impaired. Any remaining unrealized losses as of each balance sheet date on Newcastle’s securities were primarily the result of changes in market factors, rather than issuer-specific credit impairment. Newcastle performed analyses in relation to such securities, using management’s best estimate of their cash flows, which support its belief that the carrying values of such securities were fully recoverable over their expected holding period. Such market factors include changes in market interest rates and credit spreads, or certain macroeconomic events, including market disruptions and supply changes, which did not directly impact our ability to collect amounts contractually due. Management continually evaluates the credit status of each of Newcastle’s securities and the collateral supporting those securities. This evaluation includes a review of the credit of the issuer of the security (if applicable), the credit rating of the security, the key terms of the security (including credit support), debt service coverage and loan to value ratios, the performance of the pool of underlying loans and the estimated value of the collateral supporting such loans, including the effect of local, industry and broader economic trends and factors. These factors include loan default expectations and loss severities, which are analyzed in connection with a particular security’s credit support, as well as prepayment rates. The result of this evaluation is considered when determining management’s estimate of cash flows and in relation to the amount of the unrealized loss and the period elapsed since it was incurred. Significant judgment is required in this analysis. The following table summarizes Newcastle’s securities in an unrealized loss position as of December 31, 2011.

		Amortized Cost Basis			Gross Unrealized				Weighted Average
Securities in an Unrealized Loss Position	Outstanding Face Amount	Before Impairment	Other-than- Temporary Impairment	After Impairment	Gains	Losses	Carrying Value	Number of Securities	Rating	Coupon	Yield	Maturity (Years)
Less Than Twelve Months	$679,084	$581,333	$(18,809)	$562,524	$-	$(57,312)	$505,212	67	BBB-	4.55%	8.54%	4.5
Twelve or More Months	464,717	456,156	(2,258)	453,898	-	(63,363)	390,535	83	BB+	4.94%	5.54%	3.3

Total	$1,143,801	$1,037,489	$(21,067)	$1,016,422	$-	$(120,675)	$895,747	150	BB+	4.71%	7.20%	4.0

Newcastle performed an assessment of all of its debt securities that are in an unrealized loss position (unrealized loss position exists when a security’s amortized cost basis, excluding the effect of OTTI, exceeds its fair value) and determined the following:

	December 31, 2011
	Fair Value	Amortized Cost Basis After Impairment	Unrealized Losses
			Credit (B)	Non-Credit (C)
Securities Newcastle intends to sell	$6,332	$6,332	$(773)	N/A
Securities Newcastle is more likely than not to be required to sell (A)	-	-	-	N/A
Securities Newcastle has no intent to sell and is not more likely than not to be required to sell:
Credit impaired securities	24,039	27,341	(20,207)	(3,302)
Non credit impaired securities	871,708	989,081	-	(117,373)

Total debt securities in an unrealized loss position	$902,079	$1,022,754	$(20,980)	$(120,675)

(A)	Newcastle may, at times, be more likely than not to be required to sell certain securities for liquidity purposes. While the amount of the securities to be sold may be an estimate, and the securities to be sold have not yet been identified, Newcastle must make its best estimate, which is subject to significant judgment regarding future events, and may differ materially from actual future sales.

(B)	This amount is required to be recorded as other-than-temporary impairment through earnings. In measuring the portion of credit losses, Newcastle’s management estimates the expected cash flow for each of the securities. This evaluation includes a review of the credit status and the performance of the collateral supporting those securities, including the credit of the issuer, key terms of the securities and the effect of local, industry and broader economic trends. Significant inputs in estimating the cash flows include management’s expectations of prepayment speeds, default rates and loss severities. Credit losses are measured as the decline in the present value of the expected future cash flows discounted at the investment’s effective interest rate.

(C)	This amount represents unrealized losses on securities that are due to non-credit factors and is required to be recorded through other comprehensive income.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 and 2009

(dollars in tables in thousands, except per share data)

As a result of new impairment guidance effective in 2009, Newcastle recorded a reclassification adjustment of $1.3 billion of loss from Accumulated Deficit to Accumulated Other Comprehensive Income (Loss). This represents a substantive reversal of a large portion of an impairment charge recorded in the fourth quarter of 2008, which was originally recorded as a result of Newcastle’s inability to express the intent and ability to hold its securities until an expected recovery in value (if any).

The following table summarizes the activity related to credit losses on debt securities:

	2011	2010
Beginning balance of credit losses on debt securities for which a portion of an OTTI was recognized in other comprehensive income	$(60,688)	$(408,782)

Additions for credit losses on securities for which an OTTI was not previously recognized	—	(12,156)

Increases to credit losses on securities for which an OTTI was previously recognized and a portion of an OTTI was recognized in other comprehensive income	(574)	(8,175)

Additions for credit losses on securities for which an OTTI was previously recognized without any portion of OTTI recognized in other comprehensive income	(16,269)	(25,520)

Reduction for credit losses on securities for which no OTTI was recognized in other comprehensive income at the current measurement date	12,998	228,871

Reduction for securities sold during the period	37,833	48,965

Reduction for securities deconsolidated during the period	6,254	112,408

Reduction for increases in cash flows expected to be collected that are recognized over the remaining life of the security	239	3,701

Ending balance of credit losses on debt securities for which a portion of an OTTI was recognized in other comprehensive income	$(20,207)	$(60,688)

The securities are encumbered by various debt obligations, as described in Note 8, at December 31, 2011.

As of December 31, 2011 and 2010, Newcastle had $94.8 million and $150.2 million of restricted cash, respectively, held in CDO financing structures pending its reinvestment in real estate securities and loans.

The table below summarizes the geographic distribution of the collateral securing our CMBS and ABS at December 31, 2011:

	CMBS		ABS
Geographic Location	Outstanding Face Amount	Percentage	Outstanding Face Amount	Percentage

Western U.S.	$609,732	39.4%	$78,655	26.3%

Northeastern U.S.	260,057	16.8%	56,063	18.7%

Southeastern U.S.	298,564	19.3%	75,733	25.3%

Midwestern U.S.	172,510	11.2%	47,203	15.8%

Southwestern U.S.	132,484	8.6%	31,425	10.5%

Other	16,621	1.1%	10,282	3.4%

Foreign	55,909	3.6%	—	0.0%

	$1,545,877	100.0%	$299,361	100.0%

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

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 and 2009

(dollars in tables in thousands, except per share data)

5.	REAL ESTATE RELATED LOANS, RESIDENTIAL MORTGAGE LOANS, SUBPRIME MORTGAGE LOANS, CDO SERVICING RIGHTS AND INVESTMENTS IN EXCESS MORTGAGE SERVICING RIGHTS

The following is a summary of real estate related loans, residential mortgage loans and subprime mortgage loans. The loans contain various terms, including fixed and floating rates, self-amortizing and interest only. They are generally subject to prepayment.

	December 31, 2011								December 31, 2010
Loan Type	Outstanding Face Amount	Carrying Value (A)	Loan Count	Wtd. Avg. Yield	Weighted Average Coupon	Weighted Average Maturity (Years) (B)	Floating Rate Loans as a % of Face	Delinquent Face Amount (C)	Carrying Value	Wtd. Avg. Yield
Mezzanine Loans	$609,117	$469,326	17	10.35%	7.35%	2.4	75.1%	$12,000	$388,510	13.48%
Corporate Bank Loans	282,778	161,153	6	21.79%	9.27%	3.0	51.9%	-	208,365	15.63%
B-Notes	174,153	152,535	5	12.25%	5.09%	2.8	65.5%	54,297	154,760	15.14%
Whole Loans	30,566	30,566	3	5.31%	3.94%	1.9	95.3%	-	30,970	5.11%

Total Real Estate Related Loans Held-for-Sale, Net (D)	$1,096,614	$813,580	31	12.78%	7.39%	2.6	68.1%	$66,297	$782,605	14.05%

Non-Securitized Manufactured Housing Loan Portfolio I	$768	$199	22	39.80%	8.33%	0.7	0.0%	$144	$298	47.46%
Non-Securitized Manufactured Housing Loan Portfolio II (E)	4,459	2,488	148	15.54%	10.27%	5.2	7.2%	950	203,053	8.30%
Residential Loans	-	-	-	-	-	-	-	-	49,862	5.61%

Total Residential Mortgage Loans Held-for-Sale, Net (G)	$5,227	$2,687	170	17.34%	9.98%	4.5	6.1%	$1,094	$253,213	7.81%

Securitized Manufactured Housing Loan Portfolio I	$135,209	$112,316	3,555	9.51%	8.68%	7.5	1.0%	$2,043	$124,974	9.59%
Securitized Manufactured Housing Loan Portfolio II	178,603	175,120	6,107	7.55%	9.64%	5.9	17.3%	2,715	-	-
Residential Loans	60,156	43,800	213	7.92%	2.37%	6.7	100.0%	6,700	-	-

Total Residential Mortgage Loans Held-for-Investment, Net (F) (G)	$373,968	$331,236	9,875	8.26%	8.12%	6.6	24.7%	$11,458	$124,974	9.59%

Subprime Mortgage Loans Subject to Call Option	$406,217	$404,723							$403,793

(A)	The aggregate United States federal income tax basis for such assets at December 31, 2011 was approximately $1.4 billion, excluding the securitized subprime mortgage loans, which are fully consolidated for tax purposes. Carrying value includes interest receivable of $0.1 million for the residential housing loans and principal and interest receivable of $5.2 million for the manufactured housing loans.

(B)	The weighted average maturity is based on the timing of expected principal reduction on the assets.

(C)	Includes loans that are 60 days or more past due (including loans that are in foreclosure and borrowers’ in bankruptcy) or considered real estate owned (“REO”). As of December 31, 2011 and December 31, 2010, $117.2 million and $158.8 million face amount of real estate related loans, respectively, was on non-accrual status.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 and 2009

(dollars in tables in thousands, except per share data)

(D)	Loans which are more than 3% of the total current carrying value (or $24.4 million) at December 31, 2011 are as follows:

	December 31, 2011
Loan Type	Outstanding Face Amount	Carrying Value	Prior Liens (1)	Loan Count	Yield (2)	Coupon (2)	Weighted Average Maturity (Years)
Individual Bank Loan (3)	$136,156	$106,156	701,931	1	24.85%	15.55%	3.36
Individual Mezzanine Loan (4)	70,000	70,000	425,000	1	8.52%	8.00%	1.58
Individual Mezzanine Loan (4)	70,000	70,000	735,000	1	8.69%	8.65%	4.42
Individual Mezzanine Loan (4)	53,510	52,382	815,728	1	12.50%	10.53%	2.50
Individual B-Note Loan (4)	50,000	50,000	225,000	1	6.32%	5.93%	4.25
Individual Mezzanine Loan (4)	45,000	45,000	317,000	1	9.25%	9.25%	1.92
Individual B-Note Loan (5)	54,298	44,524	2,087,317	1	15.89%	2.91%	1.69
Individual Mezzanine Loan (4)	40,000	40,000	324,940	1	8.24%	8.00%	2.17
Individual Mezzanine Loan (4)	39,958	38,160	672,942	1	8.45%	6.50%	4.25
Individual Mezzanine Loan (4)	38,510	37,290	815,728	1	15.00%	12.26%	2.50
Individual Whole Loan (6)	29,117	29,117	-	1	5.23%	3.76%	1.92
Individual B-Note (4)	36,423	29,077	53,116	1	15.00%	6.23%	3.06
Individual Mezzanine Loan (4)	26,119	26,119	621,654	1	7.72%	2.42%	0.08
Individual Mezzanine Loan (4)	25,000	25,000	369,940	1	10.51%	10.15%	2.17
Individual Mezzanine Loan (7)	55,574	24,801	199,420	1	15.00%	9.75%	3.33
Others (8)	326,949	125,954		16	14.49%	3.49%	2.11

	$1,096,614	$813,580		31	12.78%	7.39%	2.60

(1)	Represents face amount of third party liens that are senior to Newcastle’s position.
(2)	For Others, represents weighted average yield and weighted average coupon.
(3)	Interest accrued to principal balance over life to maturity with a discounted payoff option prior to maturity.
(4)	Interest only payments over life to maturity and balloon principal payment upon maturity.
(5)	Defaulted.
(6)	Interest only payment over life to maturity with a discounted payoff option prior to loan maturity.
(7)	Interest accrued to principal balance over life to maturity.
(8)	Various terms of payment. This represents $146.6 million, $145.5 million, $33.4 million and $1.4 million face amounts of bank loans, mezzanine loans, B-notes and whole loans, respectively. Each of the sixteen loans had a carrying value of less than $24.4 million at December 31, 2011.

(E)	Includes securitized and non-securitized Manufactured Housing Loan Portfolio II at December 31, 2010.
(F)	The following is an aging analysis of past due residential loans held-for-investment as of December 31, 2011:

	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	REO	Total Past Due	Current	Total Outstanding Face Amount
Securitized Manufactured Housing Loan Portoflio I	$1,398	$148	$828	$1,067	$3,441	$131,768	$135,209
Securitized Manufactured Housing Loan Portoflio II	$1,644	$344	$1,545	$826	$4,359	$174,244	$178,603
Residential Loans	$1,080	$-	$6,700	$-	$7,780	$52,376	$60,156

Newcastle’s management monitors the credit quality of the Manufactured Housing Loan Portfolios I and II primarily by using the aging analysis, current trends in delinquencies and the actual loss incurrence rate.

(G)	Loans acquired at a discount for credit quality.

Newcastle’s investments in real estate related loans and non-securitized manufactured housing loans were classified as held-for-sale as of December 31, 2011 and December 31, 2010. Loans held-for-sale are marked to the lower of carrying value or fair value.

Newcastle’s investment in the securitized manufactured housing loan portfolio I was classified as held-for-investment as of December 31, 2011 and December 31, 2010. Newcastle’s investment in the manufactured housing loan portfolio II was classified as held-for-sale as of December 31, 2010. However, subsequent to the refinancing of a portion of the manufactured housing loan portfolio II in May 2011, Newcastle reclassified the securitized portion of the related pool of loans from held-for-sale to held-for-investment since the longer term financing provided Newcastle with the ability to hold these loans for the foreseeable future. In connection with the securitizations of the manufactured housing loan portfolios,

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 and 2009

(dollars in tables in thousands, except per share data)

Newcastle gave representations and warranties with respect to the manufactured housing loans sold to the securitization trusts. To the extent a breach of any such representations and warranties materially and adversely affects the value or enforceability of the related loans, Newcastle will be required to repurchase such loans from the respective securitization trusts.

Newcastle’s investment in the residential loans was classified as held-for-investment as of December 31, 2011 and classified as held-for-sale as of December 31, 2010. In the third quarter of 2011, in light of its current capital and liquidity positions, Newcastle re-evaluated its intent and ability to hold its investment in residential loans and determined that it has the intent and ability to hold this investment to maturity and reclassified this investment as held-for-investment.

The following is a summary of real estate related loans by maturity at December 31, 2011:

Year of Maturity (1)	Outstanding Face Amount	Carrying Value	Number of Loans
Delinquent (2)	$66,297	$44,524	2
2012	113,273	47,697	4
2013	29,340	19,907	3
2014	350,847	227,902	9
2015	220,395	179,053	6
2016	299,501	279,526	6
Thereafter	16,961	14,971	1

Total	$1,096,614	$813,580	31

(1)	Based on the final extended maturity date of each loan investment as of December 31, 2011.
(2)	Includes loans that are non-performing, in foreclosure, or under bankruptcy.

Activities relating to the carrying value of our real estate loans and residential mortgage loans are as follows:

	Held for Sale		Held for Investment
	Real Estate Related Loans	Residential Mortgage Loans	Residential Mortgage Loans
December 31, 2008	$843,212	$409,632	$-
Additional fundings	10,777	-	-
Principal paydowns (A)	(207,299)	(54,177)	-
Sales	(28,781)	-	-
Valuation (allowance) reversal on loans	(44,564)	29,557	-
Other	517	(1,365)	-

December 31, 2009	$573,862	$383,647	$-
Purchases / additional fundings	113,733	-	-
Interest accrued to principal balance	12,535	-	-
Principal paydowns	(136,078)	(34,781)	(10,916)
Sales	(51,225)	-	-
Transfer to held for investment	-	(135,942)	135,942
Transfer to other investments	(24,907)	-	-
Valuation (allowance) reversal on loans	299,620	41,227	(960)
Accretion of loan discount and other amortization	-	-	1,035
Deconsolidation of CDO VII	(5,453)	-	-
Other	518	(938)	(127)

December 31, 2010	$782,605	$253,213	$124,974
Purchases / additional fundings	384,850	-	-
Interest accrued to principal balance	19,507	-	-
Principal paydowns	(270,767)	(8,818)	(30,514)
Sales	(125,141)	-	-
Transfer to held-for-investment	-	(238,721)	238,721
Valuation (allowance) reversal on loans	21,629	(2,864)	(3,602)
Accretion of loan discount and other amortization	(7)	-	2,371
Other	904	(123)	(714)

December 31, 2011	$813,580	$2,687	$331,236

(A)	Includes $1.4 million carrying value of two bank loans converted to equity securities during the year ended December 31, 2009.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 and 2009

(dollars in tables in thousands, except per share data)

The following is a rollforward of the related loss allowance:

	Held for Sale		Held for Investment
	Real Estate Related Loans	Residential Mortgage Loans	Residential Mortgage Loans (C)
Balance at December 31, 2009	$(822,409)	$(96,409)	$-
Charge-offs (A)	195,935	8,105	1,494
Deconsolidation of CDO VII	5,263	-	-
Transfer to held-for-investment	-	21,884	(21,884)
Valuation (allowance) reversal on loans	299,620	41,227	(960)

Balance at December 31, 2010	$(321,591)	$(25,193)	$(21,350)
Charge-offs (A)	71,945	4,232	5,802
Reclassified as accretable discount (B)	-	-	14,439
Transfer to held-for-investment	-	21,364	(21,364)
Valuation (allowance) reversal on loans	21,629	(2,864)	(3,602)

Balance at December 31, 2011	$(228,017)	$(2,461)	$(26,075)

(A)	The charge-offs for real estate related loans represent six and nine loans which were written off, sold, restructured, or paid off at a discounted price during 2011 and 2010, respectively.
(B)	Represents the accretable discount of the residential loans upon the reclassification from held-for-sale to held-for-investment, which will be recognized prospectively as an adjustment of the loans’ yield over the expected life of the loans.
(C)	The allowance for credit losses was determined based on the guidance for loans acquired with deteriorated credit quality.

The average carrying amount of Newcastle’s real estate related loans was approximately $795.3 million, $670.7 million and $668.4 million during 2011, 2010 and 2009, respectively, on which Newcastle earned approximately $65.7 million, $53.3 million and $53.8 million of gross interest revenues, respectively.

The average carrying amount of Newcastle’s residential mortgage loans was approximately $354.9 million, $388.1 million and $380.2 million during 2011, 2010 and 2009, respectively, on which Newcastle earned approximately $34.1 million, $37.8 million and $42.6 million of gross interest revenues, respectively.

The loans are encumbered by various debt obligations as described in Note 8.

CDO Servicing Rights

In February 2011, Newcastle, through one of its subsidiaries, purchased the management rights with respect to certain CBASS Investment Management LLC (“C-BASS”) CDOs pursuant to a bankruptcy proceeding for $2.2 million. As a result, Newcastle became the collateral manager of certain CDOs previously managed by C-BASS and will earn, on average, a 20 basis point annual senior management fee on a portion of the total collateral, which was $1.3 billion at acquisition. Newcastle initially recorded the cost of acquiring the collateral management rights as a servicing asset and subsequently amortizes this asset in proportion to, and over the period of, estimated net servicing income. Servicing assets are assessed for impairment on a quarterly basis, with impairment recognized as a valuation allowance. Key economic assumptions used in measuring any potential impairment of the servicing assets include the prepayment speeds of the underlying loans, default rates, loss severities and discount rates. During the year ended December 31, 2011, Newcastle recorded $0.3 million of servicing rights amortization and no servicing rights impairment. As of December 31, 2011, Newcastle’s servicing asset had a carrying value of $2.0 million recorded in Receivables and Other Assets.

Investments in Excess Mortgage Servicing Rights

On December 8, 2011, Newcastle entered into an agreement (the “MSR Agreement”) with Nationstar Mortgage LLC (“Nationstar”), an affiliate of Newcastle’s manager, to purchase excess MSRs from Nationstar. Nationstar acquired the mortgage servicing rights on a pool of agency residential mortgage loans with an outstanding principal balance of approximately $9.9 billion (the “Portfolio”) on September 30, 2011. Nationstar is entitled to receive an initial weighted average total mortgage servicing fee of 35 basis points (bps) on the performing unpaid principal balance, as well as any ancillary income from the Portfolio. Pursuant to the MSR Agreement, Nationstar performs all servicing functions and advancing functions related to the Portfolio for a base mortgage servicing fee of 6 bps. Therefore, the remainder, or excess mortgage servicing fees are initially equal to a weighted average of 29 bps. Newcastle acquired the right to receive 65% of the excess mortgage servicing fees on the Portfolio and, subject to certain limitations and pursuant to a loan replacement agreement (the “Recapture Agreement”), 65% of the excess mortgage servicing fees on any future mortgage loans originated by Nationstar, which represent refinancings of loans in the Portfolio (which loans then become part of the

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 and 2009

(dollars in tables in thousands, except per share data)

Portfolio) for $43.7 million. Nationstar has invested, pari passu with Newcastle, in 35% of the excess mortgage servicing fees. Nationstar, as servicer, also retains the ancillary income, the servicing obligations and liabilities as the servicer. If Nationstar is terminated as the servicer, Newcastle’s right to receive its portion of the excess mortgage servicing fee is also terminated. To the extent that Nationstar is terminated as the servicer and receives a termination payment, Newcastle is entitled to a pro rata share, or 65%, of such termination payment.

The following is a summary of Newcastle’s excess MSRs investments at December 31, 2011:

	December 31, 2011				Year Ended December 31, 2011
	Amortized Cost Basis	Carrying Value (A)	Weighted Average Yield	Weighted Average Maturity (Years) (B)	Changes in Fair Value Recorded in Other Income (Loss)
Portfolio I	$37,469	$37,637	20.0%	4.5	$168

Portfolio I - Recapture Agreement	6,135	6,334	20.0%	10.3	199

	$43,604	$43,971	20.0%	6.0	$367

(A)	Fair value.
(B)	The weighted average maturity is based on the timing of expected return of investments.

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

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 and 2009

(dollars in tables in thousands, except per share data)

	Subprime Portfolio
	I	II
Date of acquisition	March 2006	March 2007
Original number of loans (approximate)	11,300	7,300
Predominant origination date of loans	2005	2006
Original face amount of purchase	$1.5 billion	$1.3 billion

Pre-securitization loan write-down	($4.1 million)	($5.8 million)
Gain on pre-securitization hedge	$5.5 million	$5.8 million
Gain on sale	Less than $0.1 million	$0.1 million

Securitization date	April 2006	July 2007
Face amount of loans at securitization	$1.5 billion	$1.1 billion
Face amount of notes sold by trust	$1.4 billion	$1.0 billion
Stated maturity of notes	March 2036	April 2037
Face amount of notes retained by Newcastle	$37.6 million	$38.8 million
Fair value of equity retained by Newcastle	$62.4 million (A)	$46.7 million (A)
Key assumptions in measuring such fair value (A):
Weighted average life (years)	3.1	3.8
Expected credit losses	5.3%	8.0%
Weighted average constant prepayment rate	28.0%	30.1%
Discount rate	18.8%	22.5%

(A) As of the date of transfer.

The following table presents information on the retained interests in the securitizations of Subprime Portfolios I and II at December 31, 2011:

	Subprime Portfolio
	I	II	Total
Total securitized loans (unpaid principal balance) (A)	$476,525	$619,793	$1,096,318
Loans subject to call option (carrying value)	$299,176	$105,547	$404,723
Retained interests (fair value) (B)	$1,195	$-	$1,195

(A)	Average loan seasoning of 77 months and 59 months for Subprime Portfolios I and II, respectively, at December 31, 2011.

(B)	The retained interests include retained bonds of the securitizations. Their fair value is estimated based on pricing models. Newcastle’s residual interests were written off in 2010. The weighted average yield of the retained notes was 9.09% as of December 31, 2011.

The following table summarizes certain characteristics of the underlying subprime mortgage loans, and related financing, in the securitizations as of December 31, 2011 (unaudited, except stated otherwise):

	Subprime Portfolio
	I	II
Loan unpaid principal balance (UPB) (A)	$476,525	$619,793
Weighted average coupon rate of loans	5.35%	4.74%
Delinquencies of 60 or more days (UPB) (B)	$118,818	$186,261
Net credit losses for year ended
December 31, 2011	$29,460	$54,217
December 31, 2010	$37,881	$64,389
Cumulative net credit losses	$192,869	$221,853
Cumulative net credit losses as a % of original UPB	12.8%	20.4%
Percentage of ARM loans (C)	52.4%	65.0%
Percentage of loans with loan-to-value ratio >90%	10.7%	17.2%
Percentage of interest-only loans	22.3%	4.3%
Face amount of debt (A) (D)	$472,525	$619,793
Weighted average funding cost of debt (E)	0.66%	1.36%

(A)	Audited.
(B)	Delinquencies include loans 60 or more days past due, in foreclosure, under bankruptcy filing or real estate owned.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 and 2009

(dollars in tables in thousands, except per share data)

(C)	ARM loans are adjustable-rate mortgage loans. An option ARM is an adjustable-rate mortgage that provides the borrower with an option to choose from several payment amounts each month for a specified period of the loan term. None of the loans in the subprime portfolios are option ARMs.
(D)	Excludes face amount of $4.0 million of retained notes for Subprime Portfolio I at December 31, 2011.
(E)	Includes the effect of applicable hedges.

Cash flows related to the two securitizations were as follows:

	Suprime Portfolio
	I	II
Net cash inflows from retained interests

Year Ended December 31, 2011	$29	$77

Year Ended December 31, 2010	$315	$629

Year Ended December 31, 2009	$878	$1,461

6.	OPERATING REAL ESTATE, HELD FOR SALE

Newcastle has committed to a plan, and is actively working, to sell all of its operating real estate. As a result, all of the real estate has been classified as held for sale at December 31, 2011 and 2010 and marked to the lower of cost or market value based on a discounted cash flow analysis. All of the related operations, including these losses, have been classified as discontinued operations for all periods presented.

The following table summarizes the financial information for the discontinued operations:

	Year Ended December 31,
	2011	2010	2009
Rental income	$2,035	$2,135	$2,106

	2,035	2,135	2,106
Expenses	1,357	1,910	1,916

	678	225	190
Impairment	(433)	(260)	(550)
Net gain on sale	61	-	-
Other income	-	27	42

Net income (loss)	$306	$(8)	$(318)

No income tax related to discontinued operations was recorded for the years ended December 31, 2011, 2010 or 2009.

The following table sets forth certain information regarding the operating real estate portfolio as of December 31, 2011:

Type of Property	Location	Net Rentable Sq. Ft. (A)	Acquisition Date	Year Built/ Renovated (A)	Initial Cost	Costs Capitalized Subsequent to Acquisition	Occupancy (A)	Carrying Value

Ohio Portfolio
Office Building	Beavercreek, OH	56,797	Mar 06	1986	$2,673	$390	84.0%	$2,662
Office Building	Beavercreek, OH	29,916	Mar 06	1986	2,727	132	100.0%	2,527
Office Building	Beavercreek, OH	45,500	Mar 06	1986	2,624	383	100.0%	2,552

		132,213			$8,024	$905	93.2%	$7,741

(A)	Unaudited.

The aggregate United States federal income tax basis for Newcastle’s operating real estate at December 31, 2011 was approximately $7.2 million. The operating real estate portfolio was pledged as collateral in one of Newcastle’s non-recourse financing structures at December 31, 2011.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 and 2009

(dollars in tables in thousands, except per share data)

7.	FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value may be based upon broker quotations, counterparty quotations or pricing services quotations, which provide valuation estimates based upon reasonable market order indications or a good faith estimate thereof and are subject to significant variability based on market conditions, such as interest rates, credit spreads and market liquidity. A significant portion of Newcastle’s loans, securities and debt obligations are currently not traded in active markets and therefore have little or no price transparency. As a result, Newcastle has estimated the fair value of these illiquid instruments based on internal pricing models rather than quotations. The determination of estimated cash flows used in pricing models is inherently subjective and imprecise. Changes in market conditions, as well as changes in the assumptions or methodology used to determine fair value, could result in a significant change to estimated fair values. It should be noted that minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values, and that the fair values reflected below are indicative of the interest rate and credit spread environments as of December 31, 2011 and do not take into consideration the effects of subsequent changes in market or other factors.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 and 2009

(dollars in tables in thousands, except per share data)

Fair Value Summary Table

The carrying values and estimated fair values of Newcastle’s financial instruments at December 31, 2011 and 2010 were as follows:

	December 31, 2011						December 31, 2010
	Principal Balance or Notional Amount	Carrying Value	Estimated Fair Value	Fair Value Method (A)	Weighted Average Yield/Funding Cost	Weighted Average Maturity (Years)	Carrying Value	Estimated Fair Value
Assets
Non-Recourse VIE Financing Structures (F)
Financial instruments:
Real estate securities, available-for-sale*	$2,005,275	$1,479,214	$1,479,214	Broker quotations, counterparty quotations, pricing services, pricing models	9.60%	4.4	$1,859,984	$1,859,984
Real estate related loans, held-for-sale, net	1,072,071	807,214	812,883	Broker quotations, counterparty quotations, pricing services, pricing models	12.72%	2.6	750,130	754,589
Residential mortgage loans, held-for-investment, net	373,968	331,236	330,277	Pricing models	8.26%	6.6	124,974	128,369
Residential mortgage loans, held-for-sale, net	-	-	-	Pricing models	N/A	N/A	252,915	252,915
Subprime mortgage loans subject to call option (B)	406,217	404,723	404,723	(B)	9.09%	(B)	403,793	403,793
Restricted cash*	105,040	105,040	105,040				157,005	157,005
Derivative assets, treated as hedges (C)(E)*	104,205	1,092	1,092	Counterparty quotations	N/A	(C)	4,537	4,537
Non-hedge derivative assets (D)(E)*	36,428	862	862	Counterparty quotations	N/A	(D)	2,530	2,530
Operating real estate, held-for-sale		7,741	7,741				8,776	8,776
Other investments		18,883	18,883				18,883	18,883
Receivables and other assets		23,319	23,319				29,206	29,206

		$3,179,324	$3,184,034				$3,612,733	$3,620,587

Recourse Financing Structures and Unlevered Assets
Financial instruments:
Real estate securities, available-for-sale*	$415,861	$252,530	$252,530	Broker quotations, counterparty quotations, pricing services, pricing models	2.28%	2.9	$600	$600
Real estate related loans, held-for-sale, net	24,543	6,366	6,366	Broker quotations, counterparty quotations, pricing services, pricing models	20.00%	2.4	32,475	32,475
Residential mortgage loans, held-for-sale, net	5,227	2,687	2,687	Pricing models	17.34%	4.5	298	298
Investments in excess mortgage servicing rights at fair value* (H)	9,705,512	43,971	43,971	Pricing models	20.00%	6.0	-	-
Cash and cash equivalents*	157,356	157,356	157,356				33,524	33,524
Other investments		6,024	6,024				6,024	6,024
Receivables and other assets		3,541	3,541				1,457	1,457

		$472,475	$472,475				$74,378	$74,378

*Measured at fair value on a recurring basis.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 and 2009

(dollars in tables in thousands, except per share data)

	December 31, 2011						December 31, 2010
	Principal Balance or Notional Amount	Carrying Value	Estimated Fair Value	Fair Value Method (A)	Weighted Average Yield/Funding Cost	Weighted Average Maturity (Years)	Carrying Value	Estimated Fair Value
Liabilities
Non-Recourse VIE Financing Structures (F) (G)
Financial instruments:
CDO bonds payable	$2,405,044	$2,403,605	$1,500,307	Pricing models	2.76%	3.7	$3,010,868	$1,845,419
Other bonds and notes payable	202,456	200,377	203,136	Broker quotations, pricing models	4.31%	3.5	261,165	248,416
Repurchase agreements	6,546	6,546	6,546	Market comparables	2.05%	0.5	14,049	14,049
Financing of subprime mortgage loans subject to call option (B)	406,217	404,723	404,723	(B)	9.09%	(B)	403,793	403,793
Interest rate swaps, treated as hedges (C)(E)*	848,434	90,025	90,025	Counterparty quotations	N/A	(C)	136,575	136,575
Non-hedge derivatives (D)(E)*	316,600	29,295	29,295	Counterparty quotations	N/A	(D)	40,286	40,286
Accrued expenses and other liabilities		16,112	16,112				8,445	8,445

		$3,150,683	$2,250,144				$3,875,181	$2,696,983

Recourse Financing Structures and Other Liabilities (G)
Financial instruments:
Repurchase agreements	$233,194	$233,194	$233,194	Market comparables	0.45%	0.2	$4,683	$4,683
Junior subordinated notes payable	51,004	51,248	30,145	Pricing models	7.41%	23.3	51,253	34,817
Due to affiliates		1,659	1,659				1,419	1,419
Dividends payable, accrued expenses and other liabilities		22,926	22,926				2,160	2,160

		$309,027	$287,924				$59,515	$43,079

(A)	Methods are listed in order of priority. In the case of real estate securities and real estate related loans, broker quotations are obtained if available and practicable, otherwise counterparty quotations or pricing service valuations are obtained or, finally, internal pricing models are used. Internal pricing models are only used for (i) securities and loans that are not traded in an active market, and, therefore, have little or no price transparency, and for which significant unobservable inputs must be used in estimating fair value, or (ii) loans or debt obligations which are private and untraded.

(B)	These two items results from an option, not an obligation, to repurchase loans from Newcastle’s subprime mortgage loan securitizations (Note 5), are noneconomic until such option is exercised, and are equal and offsetting.

Notes continued on next page.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 and 2009

(dollars in tables in thousands, except per share data)

(C)	Represents derivative agreements as follows:

Year of Maturity	Weighted Average Month of Maturity	Aggregate Notional Amount	Weighted Average Fixed Pay Rate / Cap Rate	Aggregate Fair Value Asset / (Liability)
Interest rate cap agreements which receive 1-Month LIBOR above the cap rates:
2015	Sep	$21,000	2.26%	$149
2016	Jul	77,905	2.66%	858
2017	Jan	5,300	1.86%	85

		$104,205		$1,092

Interest rate swap agreements which receive 1-Month LIBOR:
2014	Nov	$15,172	5.08%	(1,849)
2015	May	484,932	5.43%	(29,404)
2016	May	174,296	5.04%	(21,102)
2017	Aug	174,034	5.24%	(37,670)

		$848,434		$(90,025)

(D)	This represents two interest rate swap agreements with a notional balance of $127.7 million and $188.9 million, maturing in March 2014 and March 2015, respectively, and three interest rate cap agreements with a total notional balance of $36.4 million, maturing in August 2017 and January 2019. Newcastle entered into these hedge agreements to reduce its exposure to interest rate changes on the floating rate financings of its CDO IV, CDO VI and CDO X. These derivative agreements were not designated as hedges for accounting purposes as of December 31, 2011.

(E)	Newcastle’s derivatives fall into two categories. As of December 31, 2011, all derivatives were held within Newcastle’s nonrecourse CDO structures. An aggregate notional balance of $1.2 billion, which were liabilities at period end, are only subject to the credit risks of the respective CDO structures. As they are senior to all the debt obligations of the respective CDOs and the fair value of each of the CDOs’ total investments exceeded the fair value of each of the CDOs’ derivative liabilities, no credit valuation adjustments were recorded. An aggregate notional balance of $140.6 million were assets at period end and therefore are subject to the counterparty’s credit risk. No adjustments have been made to the fair value quotations received related to credit risk as a result of the counterparty’s “AA” credit rating. Newcastle’s significant derivative counterparties include Bank of America, Credit Suisse, and Wells Fargo.

(F)	Assets held within CDOs and other non-recourse structures are not available to satisfy obligations outside of such financings, except to the extent Newcastle receives net cash flow distributions from such structures. Furthermore, creditors or beneficial interest holders of these structures have no recourse to the general credit of Newcastle. Therefore, Newcastle’s exposure to the economic losses from such structures is limited to its invested equity in them and economically their book value cannot be less than zero. As a result, the fair value of Newcastle’s net investments in these non-recourse financing structures is equal to the present value of their expected future net cash flows.

(G)	Newcastle notes that the unrealized gain on the liabilities within such structures cannot be fully realized.

(H)	The notional amount represents the total unpaid principal balance of the mortgage loans on which Newcastle is entitled to receive 65% of the excess MSRs on performing loans.

Valuation Hierarchy

The methodologies used for valuing such instruments have been categorized into three broad levels, which form a hierarchy.

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

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 and 2009

(dollars in tables in thousands, except per share data)

The following table summarizes financial assets and liabilities measured at fair value on a recurring basis at December 31, 2011:

	Principal Balance or Notional		Fair Value
	Amount	Carrying Value	Level 2	Level 3A (1)	Level 3B (2)	Total
Assets:
Real estate securities, available for sale:
CMBS	$1,545,877	$1,128,818	$-	$948,718	$180,100	$1,128,818
REIT debt	137,393	135,296	135,296	-	-	135,296
ABS - subprime	246,014	128,622	-	66,141	62,481	128,622
ABS - other real estate	53,347	38,107	-	31,188	6,919	38,107
FNMA / FHLMC	232,355	244,915	244,915	-	-	244,915
CDO	206,150	55,986	-	52,047	3,939	55,986

Real estate securities total	$2,421,136	1,731,744	380,211	1,098,094	253,439	1,731,744

Investments in excess MSRs (3)	$9,705,512	$43,971	$-	$-	$43,971	$43,971

Derivative assets:
Interest rate caps, treated as hedges	$104,205	$1,092	$1,092	$-	$-	$1,092
Interest rate caps, not treated as hedges	36,428	862	862	-	-	862

Derivative assets total	$140,633	$1,954	$1,954	$-	$-	$1,954

Liabilities:
Derivative Liabilities:
Interest rate swaps, treated as hedges	$848,434	$90,025	$90,025	$-	$-	$90,025
Interest rate swaps, not treated as hedges	316,600	29,295	29,295	-	-	29,295

Derivative liabilities total	$1,165,034	$119,320	$119,320	$-	$-	$119,320

(1)	Third party pricing sources with significant unobservable inputs.
(2)	Internal models with significant unobservable inputs.
(3)	The notional amount represents the total unpaid principal balance of the mortgage loans on which Newcastle is entitled to receive 65% of the excess MSRs on performing loans.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 and 2009

(dollars in tables in thousands, except per share data)

Newcastle’s investments in instruments (excluding the excess MSRs investments, see below) measured at fair value on a recurring basis using Level 3 inputs changed as follows:

	Level 3A Assets
	CMBS		ABS		Equity/Other
	Conduit	Other	Subprime	Other	Securities	Total
Balance at January 1, 2010	$536,092	$397,407	$87,883	$46,059	$-	$1,067,441
Transfers (A)
Transfers from Level 3B	5,528	20,511	-	-	-	26,039
Transfers into Level 3B	(54,816)	(22,177)	(16,015)	-	-	(93,008)
CDO VII Deconsolidation	(32,858)	(3,379)	(10,685)	-	-	(46,922)
Total gains (losses) (B)
Included in net income (loss) (C)	17,645	3,508	59	(345)	-	20,867
Included in other comprehensive income (loss)	198,146	79,436	1,455	7,354	-	286,391
Amortization included in interest income	16,663	7,131	7,515	179	-	31,488
Purchases, sales and settlements
Purchases	279,095	34,478	44,894	-	-	358,467
Proceeds from sales	(88,645)	(49,260)	(6,478)	(11,525)	-	(155,908)
Proceeds from repayments	(36,623)	(135,751)	(25,046)	(5,529)	-	(202,949)

Balance at December 31, 2010	$840,227	$331,904	$83,582	$36,193	$-	$1,291,906

	Level 3B Assets
	CMBS		ABS		Equity/Other
	Conduit	Other	Subprime	Other	Securities	Total
Balance at January 1, 2010	$95,376	$32,744	$85,377	$10,719	$2,620	$226,836
Transfers (A)
Transfers from Level 3A	54,816	22,177	16,015	-	-	93,008
Transfers into Level 3A	(5,528)	(20,511)	-	-	-	(26,039)
CDO VII Deconsolidation	(48,665)	-	(17,890)	(457)	-	(67,012)
Total gains (losses) (B)
Included in net income (loss) (C)	(83,128)	26,959	(9,374)	(3,488)	(422)	(69,453)
Included in other comprehensive income (loss)	107,272	55,781	31,469	4,163	1,938	200,623
Amortization included in interest income	17,204	1,207	11,843	483	-	30,737
Purchases, sales and settlements
Purchases	-	14,414	-	-	146	14,560
Proceeds from sales	(2,066)	(21,646)	(1,063)	-	-	(24,775)
Proceeds from repayments	(27,824)	(89,979)	(21,953)	(2,435)	-	(142,191)

Balance at December 31, 2010	$107,457	$21,146	$94,424	$8,985	$4,282	$236,294

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 and 2009

(dollars in tables in thousands, except per share data)

	Level 3A Assets
	CMBS		ABS		Equity/Other
	Conduit	Other	Subprime	Other	Securities	Total
Balance at January 1, 2011	$840,227	$331,904	$83,582	$36,193	$-	$1,291,906
Transfers (A)
Transfers from Level 3B	41,158	25,000	19,950	718	2,641	89,467
Transfers into Level 3B	(88,464)	(24,826)	(15,031)	(7,548)	(2,475)	(138,344)
CDO V Deconsolidation	(59,970)	(55,838)	(5,107)	-	-	(120,915)
Total gains (losses) (B)
Included in net income (loss) (C)	42,597	579	(23)	(113)	-	43,040
Included in other comprehensive income (loss)	(106,500)	38,583	(9,158)	(716)	(11,461)	(89,252)
Amortization included in interest income	23,878	5,883	5,210	338	3,376	38,685
Purchases, sales and settlements
Purchases	313,857	27,262	29,359	7,548	69,308	447,334
Proceeds from sales	(139,387)	(54,885)	(6,573)	-	-	(200,845)
Proceeds from repayments	(51,113)	(161,227)	(36,068)	(5,232)	(9,342)	(262,982)

Balance at December 31, 2011	$816,283	$132,435	$66,141	$31,188	$52,047	$1,098,094

	Level 3B Assets
	CMBS		ABS		Equity/Other
	Conduit	Other	Subprime	Other	Securities	Total
Balance at January 1, 2011	$107,457	$21,146	$94,424	$8,985	$4,282	$236,294
Transfers (A)
Transfers from Level 3A	88,464	24,826	15,031	7,548	2,475	138,344
Transfers into Level 3A	(41,158)	(25,000)	(19,950)	(718)	(2,641)	(89,467)
CDO V Deconsolidation	(32,289)	(1,908)	(14,568)	(3,833)	-	(52,598)
Total gains (losses) (B)
Included in net income (loss) (C)	7,972	722	(1,332)	(287)	2,273	9,348
Included in other comprehensive income (loss)	32,374	1,743	3,766	(3,200)	(3,346)	31,337
Amortization included in interest income	17,055	163	8,796	911	617	27,542
Purchases, sales and settlements
Purchases	13,634	25,000	25	-	10,192	48,851
Proceeds from sales	(27,400)	(721)	(8,624)	(348)	(3,884)	(40,977)
Proceeds from repayments	(25,487)	(6,493)	(15,087)	(2,139)	(6,029)	(55,235)

Balance at December 31, 2011	$140,622	$39,478	$62,481	$6,919	$3,939	$253,439

(A)	Transfers are assumed to occur at the beginning of the quarter. CDO V was deconsolidated on June 17, 2011 and CDO VII was deconsolidated on January 1, 2010.

(B)	None of the gains (losses) recorded in earnings during the periods is attributable to the change in unrealized gains (losses) relating to Level 3 assets still held at the reporting dates.

(C)	These gains (losses) are recorded in the following line items in the consolidated statements of operations:

	Year Ended December 31,
	2011		2010
	Level 3A	Level 3B	Level 3A	Level 3B
Gain (loss) on settlement of investments, net	$44,560	$22,895	$23,775	$26,668
Other income (loss), net	-	-	-	-
OTTI	(1,520)	(13,547)	(2,908)	(96,121)

Total	$43,040	$9,348	$20,867	$(69,453)

Gain (loss) on sale of investments, net, from investments transferred into Level 3 during the period	$-	$-	$-	$-

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 and 2009

(dollars in tables in thousands, except per share data)

Securities Valuation

As of December 31, 2011, Newcastle’s securities valuation methodology and results are further detailed as follows:

			Fair Value
Asset Type	Outstanding Face Amount (A)	Amortized Cost Basis (B)	Multiple Quotes (C)	Single Quote (D)	Internal Pricing Models (E)	Total
CMBS	$1,545,877	$1,124,447	$745,189	$203,529	$180,100	$1,128,818
REIT debt	137,393	135,931	34,029	101,267	-	135,296
ABS - subprime	246,014	123,022	46,715	19,426	62,481	128,622
ABS - other real estate	53,347	39,919	30,553	635	6,919	38,107
FNMA / FHLMC	232,355	243,385	153,062	91,853	-	244,915
CDO	206,150	67,625	2,750	49,297	3,939	55,986

Total	$2,421,136	$1,734,329	$1,012,298	$466,007	$253,439	$1,731,744

(A)	Net of incurred losses.

(B)	Net of discounts (or gross premiums) and after OTTI, including impairment taken during the period ended December 31, 2011.

(C)	Management generally obtained pricing service quotations or broker quotations from two sources, one of which was generally the seller (the party that sold us the security). Management selected one of the quotes received as being most representative of fair value and did not use an average of the quotes. Even if Newcastle receives two or more quotes on a particular security that come from non-selling brokers or pricing services, it does not use an average because management believes using an actual quote more closely represents a transactable price for the security than an average level. Furthermore, in some cases there is a wide disparity between the quotes Newcastle receives. Management believes using an average of the quotes in these cases would generally not represent the fair value of the asset. Based on Newcastle’s own fair value analysis using internal models, management selects one of the quotes which is believed to more accurately reflect fair value. Newcastle never adjusts quotes received. These quotations are generally received via email and contain disclaimers which state that they are “indicative” and not “actionable” – meaning that the party giving the quotation is not bound to actually purchase the security at the quoted price.

(D)	Management was unable to obtain quotations from more than one source on these securities. The one source was generally the seller (the party that sold us the security) or a pricing service.

(E)	Securities whose fair value was estimated based on internal pricing models are further detailed as follows:

				Unrealized	Assumption Ranges
Asset Type	Amortized Cost Basis (B)	Fair Value	Impairment Recorded in Current Year	Gains (Losses) in Accumulated OCI	Discount Rate	Prepayment Speed (F)	Cumulative Default Rate	Loss Severity
CMBS - conduit	$114,493	$140,622	$5,709	$26,129	12.0%	N/A	0% - 100%	0% - 100%
CMBS - Large loan / single borrower	40,246	39,478	-	(768)	3% - 9%	N/A	0% - 100%	0% - 100%
ABS - subprime	49,859	62,481	2,624	12,622	8.0%	0% - 8%	25% - 87%	60% - 100%
ABS - other real estate	8,709	6,919	275	(1,790)	8.0%	1% - 5%	33% - 63%	85% - 95%
CDO	4,224	3,939	-	(285)	14.0%	4%	18%	83%

Total	$217,531	$253,439	$8,608	$35,908

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

The prepayment vector specifies the percentage of the collateral balance that is expected to voluntarily pay off at each point in the future. The prepayment vector is based on projections from a widely published investment bank model, which considers factors such as collateral FICO score, loan-to-value ratio, debt-to-income ratio, and vintage on a loan level basis. This vector is scaled up or down to match recent collateral-specific prepayment experience, as obtained from remittance reports and market data services.

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

DECEMBER 31, 2011, 2010 and 2009

(dollars in tables in thousands, except per share data)

The discount rates Newcastle uses are derived from a range of observable pricing on securities backed by similar collateral and offered in a live market. As the markets in which Newcastle transacts have become less liquid, Newcastle has had to rely on fewer data points in this analysis.

(F)	Projected annualized average prepayment rate.

Loan Valuation

Loans which Newcastle does not have the ability or intent to hold into the foreseeable future are classified as held-for-sale. As a result, these held-for-sale loans are carried at the lower of amortized cost or fair value and are therefore recorded at fair value on a non-recurring basis. During the year ended December 31, 2011, Newcastle recorded ($19.1) million and $6.5 million of valuation allowance (reversal) on real estate related loans and residential mortgage loans (Note 5), respectively. These loans were written down to fair value at the time of the impairment, based on broker quotations, pricing service quotations or internal pricing models. All the loans were within Level 3 of the fair value hierarchy. For real estate related loans, the most significant inputs used in the valuations are the amount and timing of expected future cash flows, market yields and the estimated collateral value of such loan investments. For residential mortgage loans, significant inputs include management’s expectations of prepayment speeds, default rates, loss severities and discount rates that market participants would use in determining the fair values of similar pools of residential mortgage loans.

The following tables summarize certain information for real estate related loans and residential mortgage loans held-for-sale as of December 31, 2011:

				Valuation Allowance/ (Reversal) In Current Year
	Outstanding Face Amount				Significant Input Ranges
Loan Type		Carrying Value	Fair Value		Discount Rate	Loss Severity
Mezzanine	$609,117	$469,326	$474,980	$(31,236)	7.7% - 20.0%	0.0% - 100.0%
Bank Loan	282,778	161,153	161,153	21,276	14.4% - 24.9%	0.0% - 74.0%
B-Note	174,153	152,535	152,535	(11,669)	6.3% - 15.9%	0.0%
Whole Loan	30,566	30,566	30,581	-	5.2% - 7.1%	0.0% - 15.0%

Total Real Estate Related Loans Held for Sale, Net	$1,096,614	$813,580	$819,249	$(21,629)

				Valuation Allowance/ (Reversal) In Current Year
	Outstanding Face Amount				Significant Input Ranges
Loan Type		Carrying Value	Fair Value		Discount Rate	Prepayment Speed	Cumulative Default Rate	Loss Severity
Non-securitized Manufactured Housing Loans I	$768	$199	$199	$74	39.8%	0.0%	52.9%	75.0%
Non-securitized Manufactured Housing Loans II	4,459	2,488	2,488	(958)	15.5%	5.0%	10.2%	80.0%

Total Residential Mortgage Loans Held for Sale, Net	$5,227	$2,687	$2,687	$(884)

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

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 and 2009

(dollars in tables in thousands, except per share data)

The following table summarizes certain information for residential mortgage loans held-for-investment as of December 31, 2011:

				Valuation Allowance/ (Reversal) In Current Year
	Outstanding Face Amount				Significant Input Ranges
Loan Type		Carrying Value	Fair Value		Discount Rate	Prepayment Speed	Constant Default Rate	Loss Severity
Securitized Manufactured Housing Loans I	$135,209	$112,316	$113,929	$700	9.5%	3.0%	4.0%	75.0%
Securitized Manufactured Housing Loans II	178,603	175,120	172,561	3,132	7.6%	5.0%	3.5%	80.0%
Residential Loans	60,156	43,800	43,787	3,518	4.7% - 8.2%	0.0% - 5.0%	0.0% - 3.0%	0.0% - 50.0%

Total Residential Mortgage Loans, Held-for-Investment, Net	$373,968	$331,236	$330,277	$7,350

Excess MSRs Valuation

Fair value estimates of Newcastle’s excess MSRs investments were based on internal pricing models. Significant inputs used in the valuations included expectations of prepayment speeds, delinquencies, default rates and recapture rates of the underlying mortgage loans, and discount rates that market participants would use in determining the fair values of servicing assets on similar pools of residential mortgage loans. In addition, in valuing the excess MSRs investments, management considered the likelihood of Nationstar being removed as servicer, which likelihood is considered to be remote.

The following table summarizes certain information regarding the inputs used in valuing the excess MSRs investments as of December 31, 2011:

	Significant Input Ranges
	Prepayment Speed (A)	Delinquency (B)	Constant Default Rate (C)	Recapture Rate (D)	Excess Mortgage Servicing Fee (E)	Discount Rate
Portfolio I	20.0%	10.0%	5.0%	35.0%	29 bps	20.0%
Portfolio I - Recapture Agreement	8.0%	10.0%	5.0%	35.0%	21 bps	20.0%

(A)	Projected annualized weighted average lifetime prepayment rate using a prepayment vector.
(B)	Percentage of mortgage loans in the pool that were 30 or more days past due at period end.
(C)	Projected annualized average default rate.
(D)	Percentage of voluntarily prepaid loans that are expected to be refinanced by Nationstar.
(E)	Weighted average mortgage servicing fees in excess of the base mortgage servicing fee.

All of the assumptions listed have some degree of market observability, based on Newcastle’s knowledge of the market, relationships with market participants, and use of common market data sources. Prepayment and default projections are in the form of “curves” or “vectors” that vary over the expected life of the pool. Newcastle uses assumptions that generate its best estimate of future cash flows for each excess MSRs investment.

The prepayment vector specifies the percentage of the collateral balance that is expected to voluntarily pay off at each point in the future. The prepayment vector is based on projections that consider factors such as the underlying borrower’s FICO score, loan-to-value ratio, debt-to-income ratio, vintage on a loan level basis, as well as the potential effect on loans eligible for the Home Affordable Refinance Program 2.0 (“HARP 2.0”). This vector is scaled up or down to match recent collateral-specific prepayment experience, as obtained from remittance reports, market data services and other market factors.

Delinquency rates and default rates are based on recent pool-specific experience with additional consideration given to the current “pipeline” of loans that are more than 90 days delinquent, in foreclosure, or are real estate owned (REO).

Recapture projections are based on recent actual average recapture rates experienced by Nationstar on similar GSE mortgage loan pools.

For existing mortgage pools, excess mortgage servicing fee projections are based on actual mortgage servicing fees. For loans that are yet to be refinanced by Nationstar, Newcastle considers the excess mortgage servicing fees on loans recently originated by Nationstar and generally assumes lower excess servicing fees than the historic experience.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 and 2009

(dollars in tables in thousands, except per share data)

The discount rates Newcastle uses are derived from a range of observable pricing on mortgage servicing assets backed by similar collateral.

Newcastle’s MSRs investments measured at fair value on a recurring basis using Level 3B inputs changed during the period ended December 31, 2011 as follows:

	Level 3B
	Portfolio I	Portfolio I - Recapture Agreement	Total
Balance at December 31, 2010	$-	$-	$-
Transfers (A)
Transfers from Level 3	-	-	-
Transfers into Level 3	-	-	-
Total gains (losses)
Included in net income (B)	168	199	367
Amortization included in interest income	1,260	-	1,260
Purchases, sales and settlements
Purchases	37,607	6,135	43,742
Proceeds from sales	-	-	-
Proceeds from repayments	(1,398)	-	(1,398)

Balance at December 31, 2011	$37,637	$6,334	$43,971

(A)	Transfers are assumed to occur at the beginning of the quarter.
(B)	The gains (losses) recorded in earnings during the period are attributable to the change in unrealized gains (losses) relating to Level 3 assets still held at the reporting dates. These gains(losses) are recorded in “Other Income (Loss)” in the consolidated statement of income.

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

Newcastle’s derivatives are recorded on its balance sheet as follows:

		Fair Value
		December 31,
	Balance sheet location	2011	2010
Derivative Assets
Interest rate caps, designated as hedges	Derivative Assets	$1,092	$4,537
Interest rate caps, not designated as hedges	Derivative Assets	862	2,530

		$1,954	$7,067

Derivative Liabilities
Interest rate swaps, designated as hedges	Derivative Liabilities	$90,025	$136,575
Interest rate swaps, not designated as hedges	Derivative Liabilities	29,295	40,286

		$119,320	$176,861

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 and 2009

(dollars in tables in thousands, except per share data)

The following table summarizes information related to derivatives:

	December 31,
	2011	2010
Cash flow hedges
Notional amount of interest rate swap agreements	$848,434	$1,473,669
Notional amount of interest rate cap agreements	104,205	104,205
Amount of (loss) recognized in OCI on effective portion	(69,908)	(118,608)
Deferred hedge gain (loss) related to anticipated financings, which have subsequently occurred, net of amortization	299	357
Deferred hedge gain (loss) related to dedesignation, net of amortization	(893)	1,343
Expected reclassification of deferred hedges from AOCI into earnings over the next 12 months	1,688	2,289
Expected reclassification of current hedges from AOCI into earnings over the next 12 months	(35,348)	(63,541)

Non-hedge Derivatives
Notional amount of interest rate swap agreements	316,600	343,570
Notional amount of interest rate cap agreements	36,428	36,428

The following table summarizes gains (losses) recorded in relation to derivatives:

	Income Statement	Year Ended December 31,
	Location	2011	2010	2009
Cash flow hedges
Gain (loss) on the ineffective portion	Other Income (Loss)	$(917)	$580	$(278)
Gain (loss) immediately recognized at dedesignation	Gain (Loss) on Sale of Investments, Other Income (Loss)	(13,939)	(39,184)	(15,223)
Amount of gain (loss) reclassified from AOCI into income, related to effective portion	Interest Expense	(63,350)	(83,869)	(100,046)
Deferred hedge gain reclassified from AOCI into income, related to anticipated financings	Interest Expense	58	475	101
Deferred hedge gain (loss) reclassified from AOCI into income, related to effective portion of dedesignated hedges	Interest Expense	2,259	(5,471)	(9,547)

Non-hedge derivatives gain (loss)	Other Income (Loss)	3,284	(1,240)	15,446

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 and 2009

(dollars in tables in thousands, except per share data)

8.	DEBT OBLIGATIONS

The following table presents certain information regarding Newcastle’s debt obligations and related hedges:

	December 31, 2011														December 31, 2010
									Collateral
Debt Obligation/ Collateral	Month Issued	Outstanding Face Amount	Carrying Value	Final Stated Maturity	Unhedged Weighted Average Funding Cost (A)	Weighted Average Funding Cost (B)	Weighted Average Maturity (Years)	Face Amount of Floating Rate Debt	Outstanding Face Amount (C)	Amortized Cost Basis (C)	Carrying Value (C)	Weighted Average Maturity (Years)	Floating Rate Face Amount (C)	Aggregate Notional Amount of Current Hedges (D)	Outstanding Face Amount	Carrying Value
CDO Bonds Payable
CDO IV (E)	Mar 2004	$106,645	$106,454	Mar 2039	1.85%	4.90%	2.3	$95,292	$208,164	$196,396	$180,853	2.6	$63,027	$95,292	$285,907	$285,211
CDO V (F)	Sep 2004	N/A	N/A	Sep 2039	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	360,689	359,603
CDO VI (E)	Apr 2005	91,141	91,141	Apr 2040	0.94%	5.35%	3.3	88,253	246,967	127,304	151,326	3.7	58,546	88,253	90,717	90,717
CDO VIII	Nov 2006	577,133	575,736	Nov 2052	0.88%	2.16%	2.9	569,533	729,929	530,674	540,439	3.2	443,088	155,796	618,313	617,611
CDO IX	May 2007	480,125	482,329	May 2052	0.68%	0.68%	2.8	480,125	684,680	556,552	554,313	3.1	393,321	-	480,125	484,172
CDO X	Jul 2007	1,150,000	1,147,945	Jul 2052	0.65%	3.54%	4.6	1,150,000	1,257,084	942,487	933,084	4.8	187,662	833,271	1,175,000	1,173,554

		2,405,044	2,403,605			2.76%	3.7	2,383,203	3,126,824	2,353,413	2,360,015	3.8	1,145,644	1,172,612	3,010,751	3,010,868

Other Bonds and Notes Payable
MH Loans Portfolio I (G)	Apr 2010	70,109	69,256	Jul 2035	5.42%	5.42%	3.1	-	135,209	112,316	112,316	7.5	1,320	-	86,352	85,071
MH Loans Portfolio II (G)	May 2011	126,856	125,630	Dec 2033	3.83%	3.83%	3.5	-	178,603	175,120	175,120	5.9	30,861	-	171,972	171,738
Residential Mortgage Loans (H)	Aug 2006	5,491	5,491	Dec 2034	LIBOR +0.90%	1.20%	7.0	5,491	56,377	40,380	40,380	6.9	56,377	-	4,356	4,356

		202,456	200,377			4.31%	3.5	5,491	370,189	327,816	327,816	6.6	88,558	-	262,680	261,165

Repurchase Agreements
Real estate securities, loans and properties (I)	Dec 2011	8,728	8,728	Jun 2012	LIBOR +1.75%	2.05%	0.5	8,728	-	-	-	-	-	-	18,732	18,732
FNMA/FHLMC securities (J)	Various	231,012	231,012	Feb 2012	0.43%	0.43%	0.2	231,012	232,355	244,916	244,916	4.6	232,355	N/A	N/A	N/A

		239,740	239,740			0.49%	0.2	239,740	232,355	244,916	244,916	4.6	232,355	-	18,732	18,732

Corporate
Junior subordinated notes payable	Mar 2006	51,004	51,248	Apr 2035	7.57%(L)	7.41%	23.3	-	-	-	-	-	-	-	51,004	51,253

		51,004	51,248			7.41%	23.3	-	-	-	-	-	-	-	51,004	51,253

Subtotal debt obligations		2,898,244	2,894,970			2.76%	3.7	$2,628,434	$3,729,368	$2,926,145	$2,932,747	4.1	$1,466,557	$1,172,612	$3,343,167	$3,342,018

Financing on subprime mortgage loans subject to call option	(K)	406,217	404,723												406,217	403,793

Total debt obligations		$3,304,461	$3,299,693												$3,749,384	$3,745,811

(A) Weighted average, including floating and fixed rate classes and including the amortization of deferred financing costs.

(B) Including the effect of applicable hedges.

(C) Including restricted cash available for reinvestment in CDOs.

(D) Including a $36.4 million notional amount of interest rate cap agreements in CDO X, and $95.3 million and $88.3 million of interest rate swap agreements in CDOs IV and VI, respectively, which were economic hedges not designated as hedges for accounting purposes.

(E) These CDOs were not in compliance with their applicable over collateralization tests as of December 31, 2011. Newcastle is not receiving cash flows from these CDOs (other than senior management fees and cash flows on senior classes of bonds that were repurchased), since net interest is being used to pay debt, and expects these CDOs to remain out of compliance for the foreseeable future.

(F) Deconsolidated on June 17, 2011.

(G) Excluding $36.9 million and $17.0 million face amount of other bonds payable relating to MH loans Portfolio I and Portfolio II, respectively, and $49.4 million face amount of notes payable relating to residential mortgage loans sold to certain Newcastle CDOs, which were eliminated in consolidation.

(H) Notes payable issued to CDO V, that are no longer eliminated since the deconsolidation of CDO V.

(I) The counterparty of this repurchase agreement is Bank of America. It is secured by $29.1 million face amount of notes issued by Newcastle CDO VI, which is eliminated on consolidation. The maximum recourse to Newcastle is $2.2 million.

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

DECEMBER 31, 2011, 2010 and 2009

(dollars in tables in thousands, except per share data)

Certain of the debt obligations included above are obligations of consolidated subsidiaries of Newcastle which own the related collateral. In some cases, including the CDO and Other Bonds Payable, such collateral is not available to other creditors of Newcastle.

CDO Bonds Payable

Each CDO financing is subject to tests that measure the amount of over collateralization and excess interest in the transaction. Failure to satisfy these tests would cause the principal and/or interest cashflow that would otherwise be distributed to more junior classes of securities (including those held by Newcastle) to be redirected to pay down the most senior class of securities outstanding until the tests are satisfied. As a result, our cash flow and liquidity are negatively impacted upon such a failure. As of December 31, 2011, CDOs IV and VI were not in compliance with their applicable over collateralization tests.

During 2009, Newcastle repurchased $246.7 million of CDO bonds for $29.9 million and recorded a gain of $215.3 million. During 2010, Newcastle repurchased $483.7 million of CDO bonds for $215.8 million and recorded a gain of $265.7 million. During 2011, Newcastle repurchased $167.5 million face amount of CDO bonds for $102.0 million and recorded a gain of $65.0 million.

In December 2010, Newcastle, together with one or more of its wholly owned subsidiaries, completed a series of transactions whereby it repurchased approximately $257 million current principal balance of Newcastle CDO VI Class I-MM notes at a price of 67.5% of par. The purchased notes represent all of the outstanding Class I-MM notes of Newcastle CDO VI (the “notes”). Newcastle purchased the notes using a combination of restricted cash, unrestricted cash and proceeds from a new repurchase facility, entered into in connection with the purchase of a portion of the notes. The repurchase facility matures in June 2012 and bears interest at a rate of LIBOR + 1.75%. In accordance with GAAP, Newcastle recorded an $82 million gain on the extinguishment of debt and $24 million of mark-to-market loss on the related interest rate swap agreement. As of December 31, 2011, the repurchase agreement had an outstanding balance of $8.7 million, which was secured by $29.1 million current principal balance of the notes. Although the repurchase facility contains mark to market provisions that require margin to be posted in the event that the value of the notes decreases, the recourse to Newcastle is limited to twenty-five percent of the then-outstanding balance of the repurchase facility, which was approximately $2.2 million as of December 31, 2011.

In late 2009, CDO VII failed additional over collateralization tests. The consequences of failing these tests are that an event of default has occurred and Newcastle may be removed as the collateral manager under the documentation governing CDO VII. As a result of this failure and upon the adoption of the new accounting guidance on consolidation, CDO VII was deconsolidated effective January 1, 2010.

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

In June 2011, Newcastle deconsolidated a non-recourse financing structure, CDO V. Newcastle determined that it does not currently have the power to direct the relevant activities of CDO V as an event of default had occurred and Newcastle may be removed as the collateral manager by a single party. So long as the event of default continues, Newcastle will not be permitted to purchase or sell any collateral in CDO V. If Newcastle is removed as the collateral manager of CDO V, it would no longer receive the senior management fees from such CDO. As of February 29, 2012, Newcastle has not been removed as collateral manager. Newcastle does not expect the failure of these additional tests to have a material negative impact on its cash flows, business, results of operations or financial condition.

As of February 17, 2012, CDOs IV and VI were not in compliance with their applicable over collateralization tests and, consequently, Newcastle was not receiving cash flows from these CDOs currently (other than senior management fees and interest distributions from senior classes of bonds Newcastle owns). Based upon Newcastle’s current calculations, Newcastle expects these two portfolios to remain out of compliance for the foreseeable future. Moreover, given current market conditions, it is possible that all of Newcastle’s CDOs could be out of compliance with their over collateralization tests as of one or more measurement dates within the next twelve months.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 and 2009

(dollars in tables in thousands, except per share data)

Other Bonds Payable

On April 15, 2010, Newcastle completed a securitization transaction to refinance its Manufactured Housing Loans Portfolio I (the “Portfolio”). Newcastle sold approximately $164.1 million outstanding principal balance of manufactured housing loans to Newcastle MH I LLC (the “2010 Issuer”). The 2010 Issuer issued approximately $134.5 million aggregate principal amount of asset-backed notes, of which $97.6 million was sold to third parties and $36.9 million was sold to certain CDOs managed and consolidated by Newcastle. At the closing of the securitization transaction, Newcastle used the gross proceeds received from the issuance of the Notes to repay the previously existing financing on this portfolio in full, terminate the related interest rate swap contracts, pay the related transaction costs and increase its unrestricted cash by approximately $14 million. Under the applicable accounting guidance, the securitization transaction is accounted for as a secured borrowing. As a result, no gain or loss is recorded for the transaction. Newcastle continues to recognize the portfolio of manufactured housing loans as pledged assets, which have been classified as loans held for investment at securitization, and records the notes issued to third parties as a secured borrowing. The associated assets, liabilities, revenues and expenses are presented in the non-recourse financing structure sections of the consolidated financial statements.

On May 4, 2011, Newcastle completed a securitization transaction to refinance its Manufactured Housing Loans Portfolio II. Newcastle sold approximately $197.0 million outstanding principal balance of manufactured housing loans to Newcastle Investment Trust 2011-MH 1 (the “2011 Issuer”), an indirect wholly-owned subsidiary of Newcastle. The 2011 Issuer issued approximately $159.8 million aggregate principal amount of investment grade notes, of which $142.8 million was sold to third parties and $17.0 million was sold to one of the CDOs managed and consolidated by Newcastle. In addition, Newcastle retained the below investment grade notes and residual interest. As a result, Newcastle invested approximately $20.0 million of its unrestricted cash in the new securitization structure. The notes issued to third parties have an average expected maturity of 3.8 years and bear interest at an average rate of 3.23% per annum. At the closing of the securitization transaction, Newcastle used the gross proceeds received from the issuance of the notes to repay the previously existing debt in full, terminate the related interest rate swap contracts and pay the related transaction costs. Under the applicable accounting guidance, the securitization transaction is accounted for as a secured borrowing. As a result, no gain or loss is recorded for the transaction. Newcastle continues to recognize the portfolio of manufactured housing loans as pledged assets, which have been classified as residential mortgage loans held-for-investment at securitization, and records the notes issued to third parties as a secured borrowing. The associated assets, liabilities, revenues and expenses are presented in the non-recourse financing structure sections of the consolidated financial statements.

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

On April 30, 2009, Newcastle entered into an exchange agreement with several collateralized debt obligations managed by a third party pursuant to which Newcastle agreed to exchange newly issued junior subordinated notes due in 2035 with an initial aggregate principal amount of $101.7 million (the “Notes”) for $100 million in aggregate liquidation amount of trust preferred securities that were previously issued by a subsidiary of Newcastle (the “TRUPs”) and were owned by the third party. The Notes accrued interest at a rate of 1.0% per year, beginning on February 1, 2009, and the rate reverted to 7.574% on February 1, 2010 in connection with the preferred stock exchange (Note 9). In conjunction with the exchange, the TRUPs were cancelled. Under the provisions of ASC 470-60, “Troubled Debt Restructurings by Debtors”, this exchange was considered a troubled debt restructuring which required Newcastle to account for the effect of the interest modification prospectively and to record the expenses related to the modification immediately through earnings.

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

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 and 2009

(dollars in tables in thousands, except per share data)

Newcastle accounted for this exchange as a troubled debt restructuring involving the partial repayment of debt. As a result, Newcastle recorded no gain or loss. The following table presents certain information regarding the exchange, as of the date of the exchange:

			Consideration
	Repurchased junior subordinated notes		Cash	Reissued CDO bonds		Total

Outstanding face amount	$52,094		$9,715	$37,625		$47,340
Weighted average coupon	7.574%	(A)	N/A	LIBOR + 0.66%	(B)
Maturity	April 2035			June 2052
Collateral	General credit of Newcastle			Assets within the respective CDOs

(A)	LIBOR + 2.25% after April 2016
(B)	Weighted average effective interest rate of approximately LIBOR+0.35% after the Exchange.

The fair value of the consideration paid approximated the fair value of the repurchased junior subordinated notes of $16.7 million.

Maturity Table

Newcastle’s debt obligations (gross of $4.8 million of discounts at December 31, 2011) have contractual maturities as follows:

	Nonrecourse	Recourse	Total
2012	$6,546	$233,194	$239,740
2013	-	-	-
2014	-	-	-
2015	-	-	-
2016	-	-	-
Thereafter	3,013,717	51,004	3,064,721

Total	$3,020,263	$284,198	$3,304,461

Debt Covenants

Newcastle’s non-CDO financings contain various customary loan covenants. Newcastle was in compliance with all of the covenants in its non-CDO financings as of February 29, 2012.

9.	EQUITY AND EARNINGS PER SHARE

Earnings per Share

Newcastle is required to present both basic and diluted earnings per share (“EPS”). Basic EPS is calculated by dividing net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding during each period. Diluted EPS is calculated by dividing net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding plus the additional dilutive effect of common stock equivalents during each period. Newcastle’s common stock equivalents are its stock options. During 2011, based on the treasury stock method, Newcastle had 6,324 dilutive common stock equivalents, resulting from its outstanding options. During 2010 and 2009, Newcastle had no dilutive common stock equivalents (common stock equivalents are not dilutive in periods of net loss or when all of the exercise prices exceed the current market price). Net income (loss) applicable to common stockholders is equal to net income (loss) less preferred dividends, plus the excess of the carrying amount of exchanged preferred stock over the fair value of consideration paid (see “Preferred Stock” below).

In March 2011, Newcastle filed a shelf registration statement with the SEC covering common stock, preferred stock, depositary shares, debt securities and warrants.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 and 2009

(dollars in tables in thousands, except per share data)

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

Upon joining the board, the non-employee directors have been, in accordance with the Newcastle Option Plan, automatically granted options to acquire an aggregate of 20,000 shares of common stock. The fair value of such options was not material at the date of grant.

Through December 31, 2011, for the purpose of compensating the Manager for its successful efforts in raising capital for Newcastle, the Manager has been granted options representing the right to acquire 7,836,227 shares of common stock, with strike prices subject to adjustment as necessary to preserve the value of such options in connection with the occurrence of certain events (including capital dividends and capital distributions made by Newcastle). These options represented an amount equal to 10% of the shares of common stock of Newcastle sold in its public offerings and the value of such options was recorded as an increase in stockholders’ equity with an offsetting reduction of capital proceeds received. The options granted to the Manager, which may be assigned by Fortress to its employees, were fully vested on the date of grant and one thirtieth of the options become exercisable on the first day of each of the following thirty calendar months, or earlier upon the occurrence of certain events, such as a change in control of Newcastle or the termination of the Management Agreement. The options expire ten years from the date of issuance.

Newcastle’s outstanding options were summarized as follows:

	December 31,
	2011	2010
Held by the Manager	5,998,947	1,686,447
Issued to the Manager and subsequently transferred to certain of Fortress’s employees	798,162	798,162
Issued to the independent directors	16,000	14,000

Total	6,813,109	2,498,609

The following table summarizes Newcastle’s outstanding options at December 31, 2011. Note that the last sales price on the New York Stock Exchange for Newcastle’s common stock in the year ended December 31, 2011 was $4.65 per share.

Recipient	Date of Grant/Exercise	Number of Options	Options Exercisable at December 31, 2011	Weighted Average Exercise Price (A)	Fair Value At Grant Date (Millions) (B)		Intrinsic Value at December 31, 2011 (millions)
Directors	Various	20,000	16,000	$15.78	Not Material		-
Manager (C)	2002	700,000	31,500	$12.60	$0.4		-
Manager (C)	2003	788,227	420,984	$20.99	$1.2		-
Manager (C)	2004	837,500	834,125	$26.66	$1.6		-
Manager (C)	2005	330,000	330,000	$29.20	$1.1		-
Manager (C)	2006	170,000	170,000	$29.02	$0.5		-
Manager (C)	2007	698,000	698,000	$28.58	$2.0		-
Manager (C)	Mar-11	1,725,000	517,500	$6.00	$7.0	(E)	-
Manager (C)	Sep-11	2,587,500	258,750	$4.55	$5.6	(F)	$0.3
Exercised (D)	Prior to 2008	(1,043,118)	N/A	$15.70	N/A		N/A

Outstanding		6,813,109	3,276,859	$13.02

(A)	The strike prices are subject to adjustment in connection with return of capital dividends. A portion of Newcastle’s 2008 dividends was deemed return of capital dividends. The effect on the strike prices was not significant. As of December 31, 2011, the weighted average strike price of the outstanding options issued prior to 2011 was $26.64.
(B)	The fair value of the options was estimated using an option valuation model. Since the Newcastle Option Plan has characteristics significantly different from those of traded options, and since the assumptions used in such model, particularly the volatility assumption, are subject to significant judgment and variability, the actual value of the options could vary materially from management’s estimate.

The volatility assumption for these options was estimated based primarily on the historical volatility of Newcastle’s common stock and management’s expectations regarding future volatility. The expected life assumption for options issued prior to 2011 was estimated based on the simplified term method. This simplified method was used because Newcastle did not have sufficient historical data to conclude on the appropriate

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 and 2009

(dollars in tables in thousands, except per share data)

expected life of its options and because historical data to date was consistent with the simplified term method. The expected life assumption for options issued in 2011 was estimated based primarily on the historical expected life of applicable previously issued options.

(C)	The Manager assigned certain of its options to Fortress’s employees as follows:

Date of Grant	Range of Strike Prices	Total Unexercised Inception to Date
2002	$13.00	17,500
2003	$20.35-$22.85	164,197
2004	$25.75-$31.40	226,125
2005	$29.60	90,750
2006	$29.42	65,025
2007	$27.75-$31.30	234,565

	Total	798,162

(D)	670,620 of the total options exercised were by the Manager. 368,498 of the total options exercised were by employees of Fortress subsequent to their assignment. 4,000 of the total options exercised were by directors.
(E)	The assumptions used in valuing the options were: a 1.7% risk-free rate, 107.8% volatility and a 3.3 year expected term.
(F)	The assumptions used in valuing the options were: a 1.13% risk-free rate, 13.2% dividend yield, 151.1% volatility and a 4.6 year expected term.

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

As of January 31, 2012, Newcastle had paid all current and accrued dividends on its preferred stock.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 and 2009

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

	Amounts Incurred (in millions)
	2011	2010	2009
Management Fee	$17.8	$16.8	$17.5
Expense Reimbursement	0.5	0.5	0.5
Incentive Compensation	-	-	-

In 2009, principals of Fortress sold an aggregate of 1.1 million common shares of Newcastle to third parties at market prices.

In September 2011, certain principals of Fortress and officers of Newcastle participated in Newcastle’s public offering (Note 1) and purchased an aggregate of 1,314,780 common shares at the offering price.

At December 31, 2011, Fortress, through its affiliates, and principals of Fortress, owned 4.8 million shares of Newcastle’s common stock and Fortress, through its affiliates, had options to purchase an additional 6.0 million shares of Newcastle’s common stock (Note 9).

At December 31, 2011 and 2010, Due To Affiliates was comprised of $1.7 million and $1.4 million, respectively, of management fees and expense reimbursements payable to the Manager.

Other Affiliates

In April 2006, Newcastle securitized Subprime Portfolio I and, through Securitization Trust 2006, entered into a servicing agreement with a subprime home equity mortgage lender (the “Subprime Servicer”) to service this portfolio. In July 2006, private equity funds managed by an affiliate of Newcastle’s manager completed the acquisition of the Subprime Servicer.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 and 2009

(dollars in tables in thousands, except per share data)

As compensation under the servicing agreement, the Subprime Servicer will receive, on a monthly basis, a net servicing fee equal to 0.5% per annum on the unpaid principal balance of the portfolio. In March 2007, through Securitization Trust 2007, Newcastle entered into a servicing agreement with the Subprime Servicer to service Subprime Portfolio II under substantially the same terms. The outstanding unpaid principal balances of Subprime Portfolios I and II were approximately $476.5 million and $619.8 million at December 31, 2011, respectively.

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

See Note 5 for a discussion of the MSR Agreement and Recapture Agreement with Nationstar.

As of December 31, 2011, Newcastle held on its balance sheet total investments of $247.0 million face amount of real estate securities and related loans issued by affiliates of the Manager. Newcastle earned approximately $22.5 million, $22.2 million and $15.1 million of interest on investments issued by affiliates of the Manager for the years ended December 31, 2011, 2010 and 2009, respectively.

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

Litigation — Newcastle is, from time to time, a defendant in legal actions from transactions conducted in the ordinary course of business. Management, after consultation with legal counsel, believes the ultimate liability arising from such actions, individually and in the aggregate, which existed at December 31, 2011, if any, will not materially affect Newcastle’s consolidated results of operations or financial position.

Environmental Costs — As a commercial real estate owner, Newcastle is subject to potential environmental costs. At December 31, 2011, management of Newcastle is not aware of any environmental concerns that would have a material adverse effect on Newcastle’s consolidated financial position or results of operations.

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

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 and 2009

(dollars in tables in thousands, except per share data)

Contingent Gain in CDOs — Newcastle cannot economically lose more than its investment amount in any given non-recourse financing structure. Therefore, impairment recorded in excess of such investment, which results in negative GAAP book value for a given non-recourse financing structure, cannot economically be incurred. For non-recourse financing structures with negative GAAP book value, the aggregate negative GAAP book value will eventually be recorded as an increase to GAAP book value. As of December 31, 2011, Newcastle has recorded $166.4 million of losses in its CDOs in excess of its economic exposure which must eventually be reversed through amortization, sales at gains, or as reductions to accumulated deficit at the deconsolidation or termination of the CDOs.

12.	INCOME TAXES

Newcastle Investment Corp. is organized and conducts its operations to qualify as a REIT under the Code. A REIT will generally not be subject to U.S. federal corporate income tax on that portion of its net income that is distributed to stockholders if it distributes at least 90% of its REIT taxable income to its stockholders by prescribed dates and complies with various other requirements. A portion of this distribution requirement may be met through stock dividends rather than cash, subject to limitations based on the value of Newcastle’s stock.

Since Newcastle distributed 100% of its 2011, 2010 and 2009 REIT taxable income (if any), no provision has been made for U.S. federal corporate income taxes in the accompanying consolidated financial statements.

Common stock distributions relating to 2011, 2010, and 2009 were taxable as follows:

	Dividends Per Share		Ordinary/ Qualified Income	Capital Gains
	Book Basis	Tax Basis			Return of Capital
2011	$0.40	$0.40	100.00%	None	0.00%
2010	$0.00	$0.00	0.00%	None	0.00%
2009	$0.00	$0.00	0.00%	None	0.00%

During 2010 and 2009, Newcastle repurchased an aggregate of $787.8 million face amount of its outstanding CDO debt and junior subordinated notes at a discount and recorded $521.1 million of aggregate gain. The gain recorded upon such cancellation of indebtedness is characterized as ordinary income for tax purposes. In compliance with current tax laws, Newcastle has the ability to defer such ordinary income to future years and has deferred all or a portion of such gain for 2010 and 2009. However, cancellation of indebtedness income recognized on or after January 1, 2011 cannot be deferred and must generally be recognized as ordinary income in the year of such cancellation. During 2011, Newcastle repurchased $193.2 million face amount of its outstanding CDO debt and notes payable at a discount and recorded $82.2 million of gain for tax purposes, of which only $66.1 million gain relating to $171.8 million face amount of debt repurchased was recognized for GAAP purposes. In addition, Newcastle may recognize material ordinary income from the cancellation of debt within its non-recourse financing structures, including its subprime securitizations, while losses on the related collateral may be recognized as capital losses. Through December 31, 2011, $32.3 million of debt in Newcastle’s subprime securitizations has been cancelled as a result of losses incurred on the underlying assets in the securitization trusts.

As of December 31, 2010, Newcastle had a loss carryforward, inclusive of net operating loss and capital loss, of approximately $1.05 billion. The net operating loss carryforward and capital loss carryforward can generally be used to offset future ordinary taxable income and taxable capital gains, for up to 20 years and 5 years, respectively. The amounts of net operating loss carryforward and net long-term capital loss carryforward as of December 31, 2011 are subject to the finalization of the 2011 tax returns.

13.	SUBSEQUENT EVENTS

These financial statements include a discussion of material events which have occurred subsequent to December 31, 2011 (referred to as “subsequent events”) through the issuance of these consolidated financial statements. Events subsequent to that date have not been considered in these financial statements.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 and 2009

(dollars in tables in thousands, except per share data)

On March 6, 2012, Newcastle entered into definitive agreements to acquire an investment in excess MSRs in connection with Nationstar’s acquisition of mortgage servicing assets from Aurora Bank FSB, a subsidiary of Lehman Brothers Bancorp Inc. Newcastle expects to invest approximately $170 million to acquire an approximately 65% interest in the excess MSRs on a portfolio of residential mortgage loans with an outstanding principal balance of approximately $63 billion, comprised of approximately 75% non-conforming loans in private label securitizations and approximately 25% conforming loans in GSE pools. Nationstar will invest pari passu with Newcastle in approximately 35% of the excess MSRs and will be the servicer of the loans performing all servicing and advancing functions, and retaining the ancillary income, servicing obligations and liabilities as the servicer. Under the terms of this investment, to the extent that any loans in the portfolio are refinanced by Nationstar, the resulting excess mortgage servicing rights will be shared pro rata by Newcastle and Nationstar, subject to certain limitations. The investment is expected to close in the second quarter of 2012 and is subject to regulatory and third-party approvals.

In March 2012, Newcastle repurchased $30.0 million face amount of Newcastle CDO bonds for $9.2 million. As a result, Newcastle extinguished $30.0 million of CDO debt and recorded a gain on extinguishment of debt of $20.7 million in the first quarter of 2012.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 and 2009

(dollars in tables in thousands, except per share data)

14.	SUMMARY QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

The following is unaudited summary information on Newcastle’s quarterly operations.

2011	Quarter Ended				Year Ended
	March 31 (A)	June 30 (A)	September 30 (A)	December 31	December 31
Interest income	$72,203	$74,143	$72,393	$73,557	$292,296
Interest expense	38,165	35,750	32,587	31,533	138,035

Net interest income (expense)	34,038	38,393	39,806	42,024	154,261
Impairment, net of the reversal of prior valuation allowances on loans	(37,206)	(9,067)	21,650	25,300	677
Other income (loss) (B)	45,469	58,889	18,802	12,630	135,790
Expenses	6,850	7,404	7,166	8,813	30,233

Income (loss) from continuing operations	109,863	98,945	29,792	20,541	259,141
Income (loss) from discontinued operations	(190)	190	151	155	306
Preferred dividends	(1,395)	(1,395)	(1,395)	(1,395)	(5,580)

Income (loss) applicable to common stockholders	$108,278	$97,740	$28,548	$19,301	$253,867

Net income (loss) per share of common stock
Basic	$1.73	$1.23	$0.35	$0.18	$3.09

Diluted	$1.73	$1.23	$0.35	$0.18	$3.09

Income (loss) from continuing operations per share of common stock, after preferred dividends and related accretion
Basic	$1.73	$1.23	$0.35	$0.18	$3.09

Diluted	$1.73	$1.23	$0.35	$0.18	$3.09

Income (loss) from discontinued operations per share of common stock
Basic	$-	$-	$-	$-	$-

Diluted	$-	$-	$-	$-	$-

Weighted average number of shares of common stock outstanding
Basic	62,602	79,282	80,425	105,175	81,984

Diluted	62,611	79,282	80,442	105,175	81,990

2010	Quarter Ended				Year Ended
	March 31 (A)	June 30 (A)	September 30 (A)	December 31	December 31
Interest income	$70,092	$74,183	$81,040	$74,957	$300,272
Interest expense	45,589	43,141	42,547	40,942	172,219

Net interest income (expense)	24,503	31,042	38,493	34,015	128,053
Impairment, net of the reversal of prior valuation allowances on loans	(68,032)	(42,495)	(95,319)	(35,012)	(240,858)
Other income (loss) (B)	56,543	53,384	36,662	135,698	282,287
Expenses	8,613	7,580	7,185	6,150	29,528

Income (loss) from continuing operations	140,465	119,341	163,289	198,575	621,670
Income (loss) from discontinued operations	(40)	13	213	(194)	(8)
Preferred dividends	(3,268)	(1,395)	(1,395)	(1,395)	(7,453)
Excess of carrying amount of exchanged preferred stock over fair value of consideration paid	43,043	-	-	-	43,043

Income (loss) applicable to common stockholders	$180,200	$117,959	$162,107	$196,986	$657,252

Net income (loss) per share of common stock
Basic	$3.36	$1.90	$2.61	$3.18	$10.96

Diluted	$3.36	$1.90	$2.61	$3.18	$10.96

Income (loss) from continuing operations per share of common stock, after preferred dividends and related accretion
Basic	$3.36	$1.90	$2.61	$3.18	$10.96

Diluted	$3.36	$1.90	$2.61	$3.18	$10.96

Income (loss) from discontinued operations per share of common stock
Basic	$-	$-	$-	$(0.01)	$-

Diluted	$-	$-	$-	$(0.01)	$-

Weighted average number of shares of common stock outstanding
Basic	53,620	62,011	62,025	62,025	59,949

Diluted	53,620	62,011	62,025	62,025	59,949

(A)	The Income Available for Common Stockholders shown agrees with Newcastle’s quarterly report(s) on Form 10-Q as filed with the Securities and Exchange Commission. However, individual line items may vary from such report(s) due to the operations of properties sold, or classified as held for sale, during subsequent periods being retroactively reclassified to Income for Discontinued Operations for all periods presented (Note 5).

(B)	Including equity in earnings of unconsolidated subsidiaries.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a)	Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d –15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information is recorded, processed, summarized and reported accurately and on a timely basis. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

(b)	Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Acts) during the most recent fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management concluded that, as of December 31, 2011, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. This report appears at the beginning of “Financial Statements and Supplementary Data.”

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

Set forth below is certain biographical information for our directors, as well as the month and year each director was first elected.

Wesley R. Edens Chairman of the board of directors since inception Age: 50	Mr. Edens has been Chairman of our board of directors since inception. Mr. Edens also served as our Chief Executive Officer from our inception until February 2007. Mr. Edens is a principal and a Co-Chairman of the board of directors of Fortress Investment Group LLC, an affiliate of our manager. Mr. Edens has been a principal and a member of the Management Committee of Fortress since co-founding Fortress in May 1998. Mr. Edens is responsible for the private equity and publicly traded alternative investment businesses of Fortress Investment Group LLC. He is also Chairman of the board of directors of each of Aircastle Limited, Brookdale Senior Living Inc., Eurocastle Investment Limited, GateHouse Media, Inc., RailAmerica Inc., Seacastle Inc. and Mapeley Limited, Chairman and Chief Executive Officer of Newcastle Investment Holdings LLC (the predecessor of Newcastle) and a director of GAGFAH S.A. and Penn National Gaming Inc. Mr. Edens was the Chief Executive Officer of Global Signal Inc. from February 2004 to April 2006 and Chairman of the board of directors from October 2002 to January 2007. Mr. Edens serves or has served in various capacities in the following five current or former registered investment companies: Chairman, Chief Executive Officer and Trustee of Fortress Registered Investment Trust and Fortress Investment Trust II; Chairman and Chief Executive Officer of Fortress Brookdale Investment Fund LLC and Fortress Pinnacle Investment Fund LLC and Chief Executive Officer of RIC Coinvestment Fund GP LLC. Prior to forming Fortress Investment Group LLC, Mr. Edens was a partner and a managing director of BlackRock Financial Management Inc., where he headed BlackRock Asset Investors, a private equity fund. In addition, Mr. Edens was formerly a partner and a managing director of Lehman Brothers. As a result of his past experiences, Mr. Edens has private equity finance and management expertise and a deep familiarity with our Company. These factors and his other qualifications and skills, led our board of directors to conclude that Mr. Edens should be elected to serve as a director.

Kevin J. Finnerty Director since August 2005 Age: 57	Mr. Finnerty has been a member of our board of directors and a member of the Audit Committee, Nominating and Corporate Governance Committee and Compensation Committee of our board of directors since August 2005. Mr. Finnerty has been a director of Newcastle Investment Holdings LLC (the predecessor of Newcastle) since its inception in 1998. Mr. Finnerty is the Founding Partner of Galton Capital Group, a residential mortgage credit fund manager. Mr. Finnerty is a former founder and the Managing Partner of F.I. Capital Management, an investment company focused on agency-mortgage related strategies. Previously, Mr. Finnerty was a Managing Director at J.P. Morgan Securities Inc., where he headed the Residential Mortgage Securities Department. Mr. Finnerty joined Chase Securities Inc. in December of 1999. Prior to joining Chase Securities Inc., Mr. Finnerty worked at Union Bank of Switzerland from November 1996 until February 1998, where he headed the Mortgage Backed Securities Department, and at Freddie Mac from January 1999 until June 1999, where he was a Senior Vice President. Between 1986 and 1996, Mr. Finnerty was with Bear Stearns & Co. Inc., where he was a Senior Managing Director and ultimately headed the MBS Department and served as a member of the board of directors from 1993 until 1996. Mr. Finnerty was Co-Chair of the North American People Committee at JPMorganChase and Chairman of the Mortgage and Asset-Backed Division of the Bond Market Association for the year 2003. Mr. Finnerty’s knowledge, skill, expertise and experience as described above, as well as his deep familiarity with our Company, led the board of directors to conclude that Mr. Finnerty should be elected to serve as a director.

Stuart A. McFarland Director since October 2002 Age: 65	Mr. McFarland has been a member of our board of directors since October 2002 and a member of the Audit Committee, Nominating and Corporate Governance Committee and Compensation Committee of our board of directors since November 2002. Mr. McFarland was a director of Newcastle Investment Holdings LLC (the predecessor of Newcastle) from May 1998 until October 2002. Mr. McFarland was Chairman of Federal City Bancorp, Inc., a Managing Partner of Federal City Capital Advisors, LLC and President and Chief Executive Officer of Pedestal Inc., an internet secondary mortgage market trading exchange. Mr. McFarland was Executive Vice President and General Manager of GE Capital Mortgage Services and President and CEO of GE Capital Asset Management Corporation from 1990 to 1995. Prior to GE Capital, Mr. McFarland was President and CEO of Skyline Financial Services Corp. Before joining Skyline, Mr. McFarland was President and CEO of National Permanent Federal Savings Bank in Washington, D.C. Prior to that, Mr. McFarland was Executive Vice President - Operations and Chief Financial Officer with Fannie Mae (Federal National Mortgage Association). From 1972 to 1981, he was President and Director of Ticor Mortgage Insurance Company in Los Angeles, California. Mr. McFarland presently serves as the Lead Independent Director of the Brandywine Funds and a director of the Brookfield HELIOS Funds. Mr. McFarland also serves as a Director and Member of the Executive Committee of the Center for Housing Policy and is a member of the Trustees Council of the National Building. Mr. McFarland’s knowledge, skill, expertise and experience as described above, as well as his deep familiarity with our Company, led the board of directors to conclude that Mr. McFarland should be elected to serve as a director.

David K. McKown Director since November 2002 Age: 74	Mr. McKown has been a member of our board of directors and a member of the Audit Committee, Nominating and Corporate Governance Committee and Compensation Committee of our board of directors since November 2002. Mr. McKown is a member of the board of directors for Global Partners LP, where he serves on the Conflicts Committee, the Compensation Committee and the Audit Committee and is a member of Safety Insurance Group’s board of directors where he serves on the Nominating and Corporate Governance Committee, the Compensation Committee and the Audit Committee. Mr. McKown also serves as a director of Friends of Post Office Square, POWDR Corp., Local TV LLC and Foxco TV LLC. Mr. McKown has been a senior advisor to Eaton Vance Management, an investment fund manager located in Boston, Massachusetts, since May 2000. Mr. McKown retired from the BankBoston, N.A. in 2000 as a Group Executive. Mr. McKown was a trustee of Equity Office Properties Trust from July 1997 to May 2006 where he served on the Executive, Compensation and Option and Conflicts Committees. Mr. McKown was also a director at American Investment Bank. Mr. McKown holds advisory directorships with Eiger Fund and Alliance Energy, Inc. Mr. McKown’s knowledge, skill, expertise and experience as described above, as well as his deep familiarity with our Company, led the board of directors to conclude that Mr. McKown should be elected to serve as a director.

Kenneth M. Riis Director since February 2007 Age: 52	Mr. Riis was appointed Chief Executive Officer by our board of directors on February 21, 2007. On that date, Mr. Riis was also unanimously elected as one of our directors. Mr. Riis has been our President since our inception and a Managing Director of our manager, an affiliate of Fortress Investment Group LLC, since December 2001. Mr. Riis is also the President of Newcastle Investment Holdings LLC (the predecessor of Newcastle). From November 1996 to December 2001, Mr. Riis was an independent consultant for our manager as well as other financial companies. From 1989 to 1996, Mr. Riis was a Principal and Managing Director of the real estate finance group at Donaldson, Lufkin & Jenrette. Mr. Riis’s knowledge, skill, expertise and experience as described above, as well as his deep familiarity with our Company, led the board of directors to conclude that Mr. Riis should be elected to serve as a director.

Alan L. Tyson Director since November 2011 Age: 55	Mr. Tyson has been a member of our board of directors and a member of the Audit Committee, Nominating and Corporate Governance Committee, and Compensation Committee of our board of directors since November 2011. Mr. Tyson is a private investor. He retired as Managing Director of Credit Suisse in October 2011, where he worked for 18 years in the Sales and Trading area of the Fixed Income Department of the Investment Bank. Mr. Tyson began his career at L. F. Rothschild, Unterberg Towbin and subsequently worked at Smith Barney and Lehman Brothers before joining Donaldson, Lufkin and Jenrette in 1994, which was acquired by Credit Suisse in 2000. Mr. Tyson’s knowledge, skill, expertise and experience as described above led the board of directors to conclude that Mr. Tyson should be elected to serve as a director.

Executive Officers

The following table shows the names and ages of our present executive officers and certain other corporate officers and the positions held by each individual. A description of the business experience of each for at least the past five years follows the table.

Name	Age	Position
Wesley R. Edens	50	Chairman of the board of directors
Kenneth M. Riis	52	Chief Executive Officer and President
Brian C. Sigman	34	Chief Financial Officer and Treasurer
Jonathan Ashley	46	Chief Operating Officer
Randal A. Nardone	56	Secretary

Wesley R. Edens For information regarding Mr. Edens, see above.

Kenneth M. Riis For information regarding Mr. Riis, see above.

Brian C. Sigman has been our Chief Financial Officer, Principal Accounting Officer and Treasurer since August 2008. Mr. Sigman is a Managing Director of our manager, an affiliate of Fortress Investment Group LLC. Mr. Sigman served as our Vice President of Finance from 2006 to 2008. Prior to that time, Mr. Sigman served as our Assistant Controller from 2003 through 2006. From 1999 to 2003, Mr. Sigman was a Senior Auditor at Ernst & Young LLP.

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

Phillip J. Evanski became our Chief Investment Officer in June 2006. Mr. Evanski is a Managing Director of our manager, an affiliate of Fortress Investment Group LLC. Mr. Evanski was previously with Nomura Securities since 2004 where he was a Managing Director and Head of CMBS Trading and Syndicate. Prior to that, Mr. Evanski was a Senior Vice President and Principal for Realm Business Solutions, Inc. From 1999 to 2000, he was a Vice President at JP Morgan in London with responsibility for Structured Product Syndicate and Trading. Prior to that, Mr. Evanski was a Senior Vice President and Head of the Asset Securitization Group for Donaldson, Lufkin & Jenrette between 1998 and 1999 in London. From 1992 to 1998 Mr. Evanski was a Senior Vice President and Head of CMBS Trading and Syndicate for Donaldson, Lufkin & Jenrette in New York. As of January 2012, Mr. Evanski no longer serves as our Chief Investment Officer.

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

To our knowledge, based solely on review of the copies of such reports furnished to us during the year ended December 31, 2011, all reports required to be filed by our directors, executive officers and greater-than-ten-percent owners were in compliance with the Section 16(a) filing requirements.

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

Nominating and Corporate Governance Committee

Our board of directors has a standing Nominating and Corporate Governance Committee composed exclusively of independent directors. The current members of the Nominating and Corporate Governance Committee are Messrs. Finnerty, McFarland, McKown and Tyson (Chairman), each of whom has been determined by our board of directors to be an independent director in accordance with the rules of the New York Stock Exchange. The functions of the Nominating and Corporate Governance Committee include, without limitation, the following: (a) recommending to the board individuals qualified to serve as directors of the Company and on committees of the board; (b) advising the board with respect to board composition, procedures and committees; (c) advising the board with respect to the corporate governance principles applicable to the Company; and (d) overseeing the evaluation of the board. The charter of the Nominating and Corporate Governance Committee is available on our website, at www.newcastleinv.com. You may also obtain the charter by writing the Company at 1345 Avenue of the Americas, 46th Floor, New York, New York 10105, Attention: Investor Relations.

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

Audit Committee

Our board of directors has a standing Audit Committee composed exclusively of independent directors. The current members of the Audit Committee are Messrs. Finnerty, McFarland (Chairman), McKown and Tyson, each of whom has been determined by our board of directors to be independent in accordance with the rules of the New York Stock Exchange and the SEC’s audit committee independence standards. The purpose of the Audit Committee is to provide assistance to the board in fulfilling its legal and fiduciary obligations with respect to matters involving the accounting, auditing, financial reporting, internal control and legal compliance functions of the Company and its subsidiaries, including, without limitation, assisting the board’s oversight of (a) the integrity of the Company’s financial statements; (b) the Company’s compliance with legal and regulatory requirements; (c) the Company’s independent registered public accounting firm’s qualifications and independence; and (d) the performance of the Company’s independent registered public accounting firm and the Company’s internal audit function. The Audit Committee is also responsible for appointing the Company’s independent registered public accounting firm and approving the terms of the registered public accounting firm’s services. The Audit Committee operates pursuant to a charter, which is available on our website, www.newcastleinv.com. You may also obtain the charter by writing the Company at 1345 Avenue of the Americas, 46th Floor, New York, New York 10105, Attention: Investor Relations.

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

We pay our manager an annual management fee equal to 1.5% of our gross equity. Gross equity, as defined in the management agreement, is generally equal to the aggregate of the net proceeds from all equity offerings made by the Company, reduced for any return of capital distributions made by the Company, and adjusted for any stock splits, stock dividends or similar transactions. In computing the management fee for a particular period, the weighted average gross equity of the Company for that period is used, weighted based upon the number of days a particular transaction impacted gross equity during the period and upon the size of such transaction(s). The management fee for 2011 was computed as the weighted average gross equity for 2011 multiplied by 1.5%.

To provide an incentive for our manager to enhance the value of our Common Stock, our manager is entitled to receive an annual incentive return (the “Incentive Compensation”) on a cumulative, but not compounding, basis in an amount equal to the product of (A) 25% of the dollar amount by which (1) (a) our funds from operations, as defined (before the Incentive Compensation) per share of Common Stock (based on the weighted average number of shares of Common Stock outstanding) plus (b) gains (or losses) from debt restructuring and from sales of property per share of Common Stock (based on the weighted average number of shares of Common Stock outstanding), exceed (2) an amount equal to (a) the weighted average of the book value per share of Common Stock of the net assets transferred to us on or prior to July 12, 2002, by Newcastle Investment Holdings Corp., and the price per share of Common Stock in any of our subsequent offerings (adjusted for prior capital dividends or capital distributions) multiplied by (b) a simple interest rate of 10% per annum multiplied by (B) the weighted average number of shares of our Common Stock outstanding during such period. Our manager earned no incentive compensation during 2011.

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

Because our management agreement provides that our manager will assume principal responsibility for managing our affairs, our officers, in their capacities as such, do not receive any cash compensation directly from us. However, in their capacities as officers or employees of our manager, or its affiliates, they devote such portion of their time to our affairs as is required for the performance of the duties of our manager under the management agreement. Our manager has informed us that, because the services performed by its officers or employees in their capacities as such are not performed exclusively for us, it cannot segregate and identify that portion of the compensation awarded to, earned by or paid to our named executive officers by the manager that relates solely to their services to us. We may, from time to time, at the discretion of the Compensation Committee of the board of directors, grant options to purchase shares of our Common Stock or other equity interests in us to an affiliate of our manager, who may in turn assign a portion of the options to its employees, including our named executive officers.

Below is a summary of the fees and other amounts earned by our manager in connection with services performed for us during fiscal year 2011.

2011
Management Fee (1)	$17.8 million
Expense Reimbursements(2)	$0.5 million
Incentive Compensation(3)	None
Stock Options	4,312,500 shares

(1)	We pay our manager an annual management fee equal to 1.5% of our gross equity, as defined in our management agreement. Our manager uses the proceeds from its management fee in part to pay compensation to its officers and employees who, notwithstanding that certain of them also are our officers, receive no cash compensation directly from us.

(2)	The management agreement provides that we will reimburse our manager for various expenses incurred by our manager or its officers, employees and agents on our behalf, including costs of legal, accounting, tax, auditing, administrative and other similar services rendered for us by providers retained by our manager or, if provided by our manager’s employees, in amounts which are no greater than those which would be payable to outside professionals or consultants engaged to perform such services pursuant to agreements negotiated on an arm’s-length basis; certain of such services are provided by our manager. The management agreement provides that such costs shall not be reimbursed in excess of $500,000 per annum. We also pay all of our operating expenses, except those specifically required to be borne by our manager under the management agreement. Our manager is responsible for all costs incident to the performance of its duties under the management agreement, including compensation of our manager’s employees, rent for facilities and other “overhead” expenses. The expenses required to be paid by us include, but are not limited to, issuance and transaction costs incident to the acquisition, disposition and financing of our investments, legal and auditing fees and expenses, the compensation and expenses of our independent directors, the costs associated with the establishment and maintenance of any credit facilities and other indebtedness of ours (including commitment fees, legal fees, closing costs, etc.), expenses associated with other securities offerings of ours, the costs of printing and mailing proxies and reports to our stockholders, costs incurred by employees of our manager for travel on our behalf, costs associated with any computer software or hardware that is used solely for us, costs to obtain liability insurance to indemnify our directors and officers, the compensation and expenses of our transfer agent and fees payable to the NYSE.

(3)	Our manager is entitled to receive the Incentive Compensation pursuant to the terms of the management agreement with us. The purpose of the Incentive Compensation is to provide an additional incentive for our manager to achieve targeted levels of funds from operations (including gains and losses) and to increase our stockholder value. Our board of directors may request that our manager accept all or a portion of its Incentive Compensation in shares of our Common Stock, and our manager may elect, in its discretion, to accept such payment in the form of shares, subject to limitations that may be imposed by the rules of the NYSE or otherwise.

As of February 29, 2012, Fortress through its affiliates, and principals of Fortress, owned 4,848,139 shares of our Common Stock and Fortress, through its affiliates owned options to purchase an additional 5,998,947 shares of our Common Stock, which were issued in connection with our equity offerings, representing approximately 9.7% of our Common Stock on a fully diluted basis.

Grants of Plan-Based Awards in 2011

On March 29, 2011 and September 27, 2011, we granted 1,725,000 options and 2,587,500 options, respectively, to an affiliate of our manager. The exercise prices were $6.00 and $4.55 per option, respectively, which, pursuant to the policy explained in more detail below, is equal to the price per share at which we sold shares of our Common Stock on that same day. The closing price per share of our Common Stock on the grant dates were $5.96 and $4.50, respectively. The table below sets forth certain information regarding the grants of such options to our named executive officers:

Name	Grant Date	Number of Options (1)	Exercise Price	Grant Date Closing Price of Common Stock	Grant Date Fair Value of Option Awards (2)
Wesley R. Edens	3/29/2011	1,725,000	$6.00	$5.96	$7,020,750
Wesley R. Edens	9/27/2011	2,587,500	$4.55	$4.50	$5,594,114
Randal A. Nardone	3/29/2011	1,725,000	$6.00	$5.96	$7,020,750
Randal A. Nardone	9/27/2011	2,587,500	$4.55	$4.50	$5,594,114

(1)

As mentioned above, on March 29, 2011 and September 27, 2011, we granted 1,725,000 and 2,587,500 options, respectively, to Fortress Operating Entity I (“FOE I,” which was formerly known as Fortress Investment Holdings LLC). Mr. Edens and Mr. Nardone, as beneficial owners of FOE I, may be considered to have, together with the other beneficial owners of FOE I, shared voting and investment power with respect to the shares issuable upon exercise of options held by FOE I. Each of Mr. Edens and Mr. Nardone disclaims beneficial ownership of the options held by and of the shares received upon the exercise of options held by FOE I except, in each case, to the extent of his pecuniary interest therein.
(2)	Represents the grant dates fair value of the option awards determined under FASB ASC Topic 718. For information regarding assumptions used in determining such valuation, please see Note 9 to the Company’s consolidated financial statements included in this Form 10-K.

Outstanding Option Awards As of December 31, 2011

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Option Unexercisable	Option Exercise Price	Option Expiration Date
Wesley R. Edens (1)	14,000	—	$12.60	10/10/2012
	35,880	—	$19.95	7/16/2013
	220,907	—	$22.45	12/1/2013
	239,250	—	$25.90	1/9/2014
	250,125	—	$25.35	5/25/2014
	118,625	—	$31.00	11/22/2014
	239,250	—	$29.20	1/12/2015
	104,975	—	$29.02	11/1/2016
	148,225	—	$30.90	1/23/2017
	315,210	—	$27.35	4/11/2017
	517,500	1,207,500	$ 6.00	3/29/2021
	258,750	2,328,750	$ 4.55	9/27/2021
Randal A. Nardone(1)	14,000	—	$12.60	10/10/2012
	35,880	—	$19.95	7/16/2013
	220,907	—	$22.45	12/1/2013
	239,250	—	$25.90	1/9/2014
	250,125	—	$25.35	5/25/2014
	118,625	—	$31.00	11/22/2014
	239,250	—	$29.20	1/12/2015
	104,975	—	$29.02	11/1/2016
	148,225	—	$30.90	1/23/2017
	315,210	—	$27.35	4/11/2017
	517,500	1,207,500	$ 6.00	3/29/2021
	258,750	2,328,750	$ 4.55	9/27/2021
Kenneth M. Riis	17,500	—	$12.60	10/10/2012
	80,500	—	$19.95	7/16/2013
	57,438	—	$22.45	12/1/2013
	57,750	—	$25.90	1/9/2014
	60,375	—	$25.35	5/25/2014
	28,437	—	$31.00	11/22/2014
	57,750	—	$29.20	1/12/2015
	29,750	—	$29.02	11/1/2016
	42,350	—	$30.90	1/23/2017
	58,140	—	$27.35	4/11/2017
Brian C. Sigman	425	—	$29.02	11/1/2016
	605	—	$30.90	1/23/2017
	1,140	—	$27.35	4/11/2017
Jonathan Ashley	19,694	—	$22.45	12/1/2013
	19,800	—	$25.90	1/9/2014
	20,700	—	$25.35	5/25/2014
	9,750	—	$31.00	11/22/2014
	19,800	—	$29.20	1/12/2015
	10,200	—	$29.02	11/1/2016
	14,520	—	$30.90	1/23/2017
	13,680	—	$27.35	4/11/2017
Phillip Evanski	13,600	—	$29.02	11/1/2016
	19,360	—	$30.90	1/23/2017
	31,920	—	$27.35	4/11/2017

(1)	Represents options held as of December 31, 2011, by FOE I. Mr. Edens and Mr. Nardone, as beneficial owners of FOE I, may be considered to have, together with the other beneficial owners of FOE I, shared voting and investment power with respect to the shares issuable upon the exercise of options held by FOE I. Each of Mr. Edens and Mr. Nardone disclaims beneficial ownership of the options held by and of the shares received upon the exercise of options held by FOE I except, in each case, to the extent of his pecuniary interest therein.

Director Compensation Table

Name	Fees Earned or Paid in Cash	Stock Awards(1)	Option Awards	Total
Wesley R. Edens	$0	$0	—	$0
Kenneth M. Riis	$0	$0	—	$0
Kevin J. Finnerty(2)	$0	$70,000	—	$70,000
Stuart A. McFarland	$55,000	$25,000	—	$80,000
David K. McKown	$45,000	$25,000	—	$70,000
Peter M. Miller(3)	$29,470	$25,000	—	$54,470
Alan L. Tyson(4)	$0	$4,524	$4,964	$9,488

(1)	Pursuant to our Stock Incentive Plan and the additional terms established by resolution of the board of directors, each non-employee director received an automatic annual award of our Common Stock effective on the first business day after our annual meeting of stockholders valued at $25,000 based on the per share closing price of our Common Stock on the New York Stock Exchange on the date of such grant. In 2011, such directors accordingly received 4,780 shares of Common Stock.
(2)	In 2011, Mr. Finnerty elected to receive $45,000 of compensation for his services as a director in the form of Common Stock in lieu of cash.
(3)	Mr. Miller resigned from our board of directors effective as of August 26, 2011.
(4)	Mr. Tyson was elected to our board of directors on November 25, 2011. Mr. Tyson elected to receive his prorated director’s compensation in 2011 in the amount of $4,524 in the form of Common Stock in lieu of cash and received an initial option grant to purchase 2,000 shares of our Common Stock pursuant to our Stock Incentive Plan. The options to purchase 2,000 shares of our Common Stock were valued at $4,964 as of the grant date. The assumptions used in valuing the options were: a 1.2% risk-free rate, 12.0% dividend yield, 149.2% volatility and a 4.7 year expected term.

Potential Payments Upon Termination or Change-in-Control

According to the terms of our Stock Incentive Plan and related award agreements, options and tandem awards granted pursuant to the plan shall become immediately and fully vested and exercisable upon a change in control. However, no optionholder will be entitled to receive any payment or other items of value upon a change in control.

The following table lists the named executive officers and the estimated fair value of the option awards that would have been accelerated had a change in control occurred on December 31, 2011.

Name	Estimated Total Value of Option Awards Accelerated Upon a Change in Control
Wesley R. Edens	$8,385,225
Randal A. Nardone	$8,385,225

Newcastle Investment Corp. Nonqualified Stock Option and Incentive Award Plan

In 2002, we adopted the Newcastle Investment Corp. Nonqualified Stock Option and Incentive Award Plan, referred to herein as the Stock Incentive Plan, to provide incentives to attract and retain the highest qualified directors, officers, employees, advisors, consultants and other personnel. We intend to replace this plan with the 2012 Non-Qualified Stock Option and Incentive Award Plan, if such plan is approved by our shareholders. The Stock Incentive Plan is administered by our Compensation Committee. The maximum number of shares of our Common Stock reserved and available for issuance for our first fiscal year was 5,000,000 shares. For each year thereafter, the maximum number of shares available for issuance under the Stock Incentive Plan is that number of shares equal to 15% of the number of our outstanding equity interests, but in no event more than 10,000,000 shares in the aggregate over the term of the plan. No stock option may be granted to our manager (or its designee) in connection with any issuance by us of equity securities in excess of ten percent (10%) of the number of equity securities then being issued. The Stock Incentive Plan permits the granting of options to purchase Common Stock that do not qualify as incentive stock options under section 422 of the Internal Revenue Code.

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

As of February 29, 2012, our manager, through an affiliate, had been granted options to purchase 7,836,227 shares, which were issued in connection with our equity offerings from 2002 through February 29, 2012. Portions of these options have been and may be assigned from time to time to employees of our manager or its affiliates. In addition, we may grant tandem options to our employees that correspond on a one-to-one basis with the options granted to our manager, such that exercise by an employee of the option would result in the corresponding option held by our manager being cancelled.

These manager options, which were granted to an affiliate of our manager in connection with the manager’s efforts related to our offerings, provide a means of performance-based compensation in order to provide an additional incentive for our manager to enhance the value of our Common Stock. We have no ownership interest in our manager. FOE I is the sole member of our manager. The beneficial owners of FOE I include Messrs. Wesley R. Edens, Peter L. Briger, Jr., Robert I. Kauffman, Randal A. Nardone and Michael E. Novogratz. As of February 29, 2012, Mr. Nardone was an executive officer of the Company.

The Stock Incentive Plan and the additional terms established by resolution of the board of directors provide for automatic annual awards of shares of our Common Stock valued at $25,000, based on the closing price of our shares on the NYSE on the date of grant, to our non-officer or non-employee directors. In addition, each new independent member of our board of directors is granted an initial one-time grant of an option for 2,000 shares with an exercise price equal to fair market value on the date of grant.

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

Listed in the following table and the notes thereto is certain information with respect to the beneficial ownership of shares of our Common Stock as of February 29, 2012, by each person known by us to be the beneficial owner of more than five percent of our Common Stock, and by each of our directors, director nominees and executive officers, both individually and as a group.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(2)
Wesley R. Edens (3)(6)	5,644,191	5.2%
Kevin J. Finnerty(4)	297,353	*	%
Stuart A. McFarland(4)	36,560	*	%
David K. McKown(4)	36,560	*	%
Alan L. Tyson(4)	2,973	*	%
Kenneth M. Riis(4)	764,990	*	%
Brian C. Sigman(4)	27,170	*	%
Jonathan Ashley(4)	256,855	*	%
Randal A. Nardone(5)(6)	4,704,786	4.3%

All directors, nominees and executive officers as a group	7,708,012	7.1%

*	Denotes less than 1%.
(1)	The address of FOE I and all officers and directors listed above are in the care of Fortress Investment Group LLC, 1345 Avenue of the Americas, 46th Floor, New York, New York 10105.
(2)	Percentage amount assumes the exercise by such persons of all options to acquire shares of our Common Stock that are exercisable within 60 days of February 29, 2012, and no exercise by any other person.
(3)	Includes 1,580,765 shares held by Mr. Edens, 1,025,729 shares and 3,037,697 shares issuable upon the exercise of options held by FOE I. Mr. Edens disclaims beneficial ownership of the shares held by FOE I and of the shares issuable upon the exercise of options held by FOE I except, in each case, to the extent of his pecuniary interest therein. Does not include 100,000 shares held by a charitable trust of which Mr. Edens’s spouse is sole trustee and Mr. Edens disclaims beneficial ownership of the shares held by this charitable trust; does not include 100,000 shares held by a charitable trust of which Mr. Edens is a trustee in respect of which, however, Mr. Edens disclaims beneficial ownership.
(4)	Includes with respect to each of these individuals the following number of shares issuable upon the exercise of options that are currently exercisable or exercisable within 60 days of February 29, 2012: Riis – 489,990; Sigman – 2,170; Ashley – 128,144; Finnerty – 2,000; McFarland – 4,000; McKown – 4,000; and Tyson – 2,000.
(5)	Includes 641,360 shares held by Mr. Nardone, 1,025,729 shares and 3,037,697 shares issuable upon the exercise of options held by FOE I. Mr. Nardone disclaims beneficial ownership of the shares held by FOE I and of the shares issuable upon the exercise of options held by FOE I except, in each case, to the extent of his pecuniary interest therein.
(6)	Mr. Edens and Mr. Nardone, as beneficial owners of FOE I, may be considered to have, together with the other beneficial owners of FOE I, shared voting and investment power with respect to the shares held by FOE I and the shares issuable upon the exercise of options held by FOE I.

Item 13. Certain Relationships and Related Transactions, Director Independence.

In April 2006, we securitized a portfolio of subprime residential mortgage loans, which we refer to as “Subprime Portfolio I” and, through the related securitization trust (“Securitization Trust 2006”), entered into a servicing agreement with Nationstar Mortgage LLC (“Nationstar”, formerly known as Centex Home Equity Company, LLC), a subprime home equity mortgage lender to service this portfolio. In July 2006, private equity funds managed by an affiliate of our manager completed the acquisition of Nationstar. As compensation under the servicing agreement, Nationstar will receive, on a monthly basis, a net servicing fee equal to 0.50% per annum on the unpaid principal balance of the portfolio. In March 2007, we entered into a servicing agreement with Nationstar to service a second portfolio subprime residential mortgage loans (“Subprime Portfolio II”) under substantially the same terms through another securitization trust (“Securitization Trust 2007”). The outstanding unpaid principal balances of Subprime Portfolios I and II were approximately $476.5 million and $619.8 million at December 31, 2011, respectively.

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

In December 2011, we made our first investment in excess mortgage servicing rights. We invested $44 million to acquire a 65% interest in excess mortgage servicing rights of a $9.9 billion residential mortgage portfolio. Nationstar, a leading residential mortgage servicer that is externally managed by our manager, is the servicer of the loans and invested alongside Newcastle by acquiring the remaining 35% interest in the excess mortgage servicing rights. To the extent any loans in this portfolio are refinanced by Nationstar, subject to certain limitations, we are entitled to receive our pro rata share of the excess mortgage servicing rights. Newcastle will not have any servicing duties, advance obligations or liabilities associated with the portfolio.

On March 6, 2012, we entered into definitive agreements to acquire an investment in excess MSRs in connection with Nationstar’s acquisition of mortgage servicing assets from Aurora Bank FSB, a subsidiary of Lehman Brothers Bancorp Inc. We expect to invest approximately $170 million to acquire an approximately 65% interest in the excess MSRs on a portfolio of residential mortgage loans with an outstanding principal balance of approximately $63 billion, comprised of approximately 75% non-conforming loans in private label securitizations and approximately 25% conforming loans in GSE pools. Nationstar will invest pari passu with us in approximately 35% of the excess MSRs and will be the servicer of the loans performing all servicing and advancing functions, and retaining the ancillary income, servicing obligations and liabilities as the servicer. Under the terms of this investment, to the extent that any loans in the portfolio are refinanced by Nationstar, the resulting excess mortgage servicing rights will be shared pro rata by us and Nationstar, subject to certain limitations. The investment is expected to close in the second quarter of 2012 and is subject to regulatory and third-party approvals.

As of December 31, 2011, we held on our balance sheet total face amount investments of $247.0 million in real estate securities and related loans issued by affiliates of our manager. We earned approximately $22.5 million, $22.2 million, and $15.1 million of interest on such investments for the years ended December 31, 2011, 2010 and 2009, respectively.

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

Whether directors meet these categorical independence tests will be reviewed and will be made public annually prior to our annual meeting of stockholders. The board of directors may determine, in its discretion, that a director is not independent notwithstanding qualification under the categorical standards. The board of directors has determined that each of Messrs. Finnerty, McFarland, McKown and Tyson are independent for purposes of NYSE Rule 303A and each such director has no material relationship with the Company. In making such determination, the board of directors took into consideration, (i) in the case of Mr. Finnerty, that Mr. Finnerty is an independent director and stockholder of Newcastle Investment Holdings LLC (the predecessor of Newcastle), an entity managed by the Company’s manager, and Mr. Finnerty received a loan in the amount of $500,000 from each of Messrs. Edens and Nardone in 2009 and (ii) that certain directors have invested in the securities of private investment funds or companies managed by the Company’s manager.

Item 14. Principal Accounting Fees and Services.

During the years ended 2011 and 2010, we engaged Ernst & Young LLP to provide us with audit and tax services. Services provided included the examination of annual financial statements, limited review of unaudited quarterly financial information, review and consultation regarding filings with the Securities and Exchange Commission and the Internal Revenue Service, assistance with management’s evaluation of internal accounting controls, consultation on financial and tax accounting and reporting matters, and verification procedures as required by collateralized bond obligations. Fees for 2011 and 2010 were as follows:

Year	Audit Fees	Audit-Related Fees	Tax-Related Fees	All Other Fees
2011	$1,858,100	—	$181,162	—
2010	$1,526,000	—	$130,482	—

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

Tax Fees. Tax fees for the years ended December 31, 2011 and 2010 related to tax planning and compliance and return preparation.

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

PART IV

Item 15. Exhibits; Financial Statement Schedules.

(a)	and (c) Financial statements and schedules:

See “Financial Statements and Supplementary Data.”

(b)	Exhibits filed with this Form 10-K:

3.1	Articles of Amendment and Restatement (incorporated by reference to the Registrant’s Registration Statement on Form S-11 (File No. 333-90578), Exhibit 3.1).

3.2	Articles Supplementary relating to the Series B Preferred Stock (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003, Exhibit 3.3).

3.3	Articles Supplementary relating to the Series C Preferred Stock (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 3.3, filed on October 25, 2005).

3.4	Articles Supplementary relating to the Series D Preferred Stock (incorporated by reference to the Registrant’s Report on Form 8-A, Exhibit 3.1, filed on March 14, 2007).

3.5	Amended and Restated By-laws (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on May 8, 2006).

4.1	Rights Agreement between the Registrant and American Stock Transfer and Trust Company, as Rights Agent, dated October 16, 2002 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2003, Exhibit 4.1).

4.2	Junior Subordinated Indenture between Newcastle Investment Corp. and The Bank of New York Mellon Trust Company, National Association, dated April 30, 2009 (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 4.1, filed on May 4, 2009).

4.3	Pledge and Security Agreement between Newcastle Investment Corp. and The Bank of New York Mellon Trust Company, National Association, as trustee, dated April 30, 2009 (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 4.2, filed on May 4, 2009).

4.4	Pledge, Security Agreement and Account Control Agreement among Newcastle Investment Corp., NIC TP LLC, as pledgor, and The Bank of New York Mellon Trust Company, National Association, as bank and trustee, dated April 30, 2009 (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 4.3, filed on May 4, 2009).

10.1	Amended and Restated Management and Advisory Agreement by and among the Registrant and FIG LLC (formerly known as Fortress Investment Group LLC), dated June 23 2003 (incorporated by reference to the Registrant’s Statement on Form S-11 (File No. 333-106135), Exhibit 10.1).

10.2	Newcastle Investment Corp. Nonqualified Stock Option and Incentive Award Plan Amended and Restated Effective as of February 11, 2004 (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, Exhibit 10.2).

10.3	Exchange Agreement between Newcastle Investment Corp. and Taberna Preferred Funding IV, Ltd., Taberna Preferred Funding V, Ltd., Taberna Preferred Funding VI, Ltd. and Taberna Preferred Funding VII, Ltd., dated April 30, 2009 (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.1, filed on May 4, 2009).

10.4	Exchange Agreement, dated as of January 29, 2010, by and among Newcastle Investment Corp., Taberna Capital Management, LLC, Taberna Preferred Funding IV, Ltd., Taberna Preferred Funding V, Ltd., Taberna Preferred Funding VI, Ltd. and Taberna Preferred Funding VII, Ltd. (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.1, filed on February 2, 2010).

10.5	Excess Servicing Spread Sale and Assignment Agreement between NIC MSR I LLC, a wholly owned subsidiary of Newcastle Investment Corp., and Nationstar Mortgage LLC, dated December 8, 2011.

10.6	Excess Spread Refinanced Loan Replacement Agreement between NIC MSR I LLC, a wholly owned subsidiary of Newcastle Investment Corp., and Nationstar Mortgage LLC, dated December 8, 2011.

12.1	Statements re: Computation of Ratios.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.

31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*XBRL (Extensible Business Reporting Language) information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

NEWCASTLE INVESTMENT CORP.

By: /s/ Wesley R. Edens
Wesley R. Edens
Chairman of the Board
March 15, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ Kenneth M. Riis
Kenneth M. Riis
Director and Chief Executive Officer

March 15, 2012

By: /s/ Brian C. Sigman
Brian C. Sigman
Chief Financial Officer and Principal Accounting Officer

March 15, 2012

By: /s/ Kevin J. Finnerty
Kevin J. Finnerty
Director

March 15, 2012

By: /s/ Stuart A. McFarland
Stuart A. McFarland
Director

March 15, 2012

By: /s/ David K. McKown
David K. McKown
Director

March 15, 2012

By: /s/ Alan L. Tyson
Alan L. Tyson
Director

March 15, 2012

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Annual Report on Form 10-K and the Company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov. See “Business—Corporate Governance and Internet Address; Where Readers Can Find Additional Information.”

The Company acknowledges that, notwithstanding the inclusion of the foregoing cautionary statements, it is responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this report not misleading.

Exhibit Index

3.1	Articles of Amendment and Restatement (incorporated by reference to the Registrant’s Registration Statement on Form S-11 (File No. 333-90578), Exhibit 3.1).

3.2	Articles Supplementary relating to the Series B Preferred Stock (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003, Exhibit 3.3).

3.3	Articles Supplementary relating to the Series C Preferred Stock (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 3.3, filed on October 25, 2005).

3.4	Articles Supplementary relating to the Series D Preferred Stock (incorporated by reference to the Registrant’s Report on Form 8-A, Exhibit 3.1, filed on March 14, 2007).

3.5	Amended and Restated By-laws (incorporated by reference to the Registrant’s Current Report on Form 8-K (Exhibit 3.1, filed on May 8, 2006).

4.1	Rights Agreement between the Registrant and American Stock Transfer and Trust Company, as Rights Agent, dated October 16, 2002 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2002, Exhibit 4.1).

4.2	Junior Subordinated Indenture between Newcastle Investment Corp. and The Bank of New York Mellon Trust Company, National Association, dated April 30, 2009 (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 4.1, filed on May 4, 2009).

4.3	Pledge and Security Agreement between Newcastle Investment Corp. and The Bank of New York Mellon Trust Company, National Association, as trustee, dated April 30, 2009 (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 4.2, filed on May 4, 2009).

4.4	Pledge, Security Agreement and Account Control Agreement among Newcastle Investment Corp., NIC TP LLC, as pledgor, and The Bank of New York Mellon Trust Company, National Association, as bank and trustee, dated April 30, 2009 (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 4.3, filed on May 4, 2009).

10.1	Amended and Restated Management and Advisory Agreement by and among the Registrant and FIG LLC (formerly known as Fortress Investment Group LLC), dated June 23, 2003 (incorporated by reference to the Registrant’s Statement on Form S-11 (File No. 333-106135), Exhibit 10.1).

10.2	Newcastle Investment Corp. Nonqualified Stock Option and Incentive Award Plan Amended and Restated Effective as of February 11, 2004 (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, Exhibit 10.2).

10.3	Exchange Agreement between Newcastle Investment Corp. and Taberna Preferred Funding IV, Ltd., Taberna Preferred Funding V, Ltd., Taberna Preferred Funding VI, Ltd. and Taberna Preferred Funding VII, Ltd., dated April 30, 2009 (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.1, filed on May 4, 2009).

10.4	Exchange Agreement, dated as of January 29, 2010, by and among Newcastle Investment Corp., Taberna Capital Management, LLC, Taberna Preferred Funding IV, Ltd., Taberna Preferred Funding V, Ltd., Taberna Preferred Funding VI, Ltd. and Taberna Preferred Funding VII, Ltd. (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.1, filed on February 2, 2010).

10.5	Excess Servicing Spread Sale and Assignment Agreement between NIC MSR I LLC, a wholly owned subsidiary of Newcastle Investment Corp., and Nationstar Mortgage LLC, dated December 8, 2011.

10.6	Excess Spread Refinanced Loan Replacement Agreement between NIC MSR I LLC, a wholly owned subsidiary of Newcastle Investment Corp., and Nationstar Mortgage LLC, dated December 8, 2011.

12.1	Statements re: Computation of Ratios.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.

31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*XBRL (Extensible Business Reporting Language) information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.