Form 10-Q
period 2012-03-31
NEWCASTLE INVESTMENT CORP
filed 2012-05-10
CIK 1175483

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________ to ___________________________

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

Common stock, $0.01 par value per share: 124,178,801 shares outstanding as of May 8, 2012.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, the operating performance of our investments, the stability of our earnings, and our financing needs. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “endeavor,” “seek,” “anticipate,” “estimate,” “overestimate,” “underestimate,” “believe,” “could,” “project,” “predict,” “continue” or other similar words or expressions. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Our ability to predict results or the actual outcome of future plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

—	reductions in cash flows received from our investments;
—	our ability to take advantage of opportunities in additional asset classes or types of assets, at attractive risk-adjusted prices or at all;
—	our ability to take advantage of investment opportunities in interests in excess mortgage servicing rights;
—	our ability to deploy capital accretively;
—	the risks that default and recovery rates on our real estate securities and loan portfolios deteriorate compared to our underwriting estimates;
—	the relationship between yields on assets which are paid off and yields on assets in which such monies can be reinvested;
—	the relative spreads between the yield on the assets we invest in and the cost of financing;
—	changes in economic conditions generally and the real estate and bond markets specifically;
—	adverse changes in the financing markets we access affecting our ability to finance our investments, or in a manner that maintains our historic net spreads;
—	changing risk assessments by lenders that potentially lead to increased margin calls, not extending our repurchase agreements or other financings in accordance with their current terms or entering into new financings with us;
—	changes in interest rates and/or credit spreads, as well as the success of any hedging strategy we may undertake in relation to such changes;
—	the quality and size of the investment pipeline and the rate at which we can invest our cash, including cash inside our CDOs;
—	impairments in the value of the collateral underlying our investments and the relation of any such impairments to our judgments as to whether changes in the market value of our securities, loans or real estate are temporary or not and whether circumstances bearing on the value of such assets warrant changes in carrying values;
—	legislative/regulatory changes, including but not limited to, any modification of the terms of loans;
—	the availability and cost of capital for future investments;
—	competition within the finance and real estate industries; and
—	other risks detailed from time to time below, particularly under the heading “Risk Factors,” and in our other SEC reports.

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

SPECIAL NOTE REGARDING EXHIBITS

In reviewing the agreements included as exhibits to this Quarterly Report on Form 10-Q, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

—	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements provide to be inaccurate;

—	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

—	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

—	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

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

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	March 31, 2012
	(Unaudited)	December 31, 2011
Assets
Non-Recourse VIE Financing Structures
Real estate securities, available-for-sale	$1,536,251	$1,479,214
Real estate related loans, held-for-sale, net	838,818	807,214
Residential mortgage loans, held-for-investment, net	321,347	331,236
Subprime mortgage loans subject to call option	404,979	404,723
Operating real estate, held-for-sale	7,739	7,741
Other investments	18,883	18,883
Restricted cash	107,875	105,040
Derivative assets	1,832	1,954
Receivables and other assets	22,147	23,319
	3,259,871	3,179,324
Recourse Financing Structures and Unlevered Assets
Real estate securities, available-for-sale	248,638	252,530
Real estate related loans, held-for-sale, net	—	6,366
Residential mortgage loans, held-for-sale, net	2,775	2,687
Investments in excess mortgage servicing rights at fair value	42,587	43,971
Other investments	6,024	6,024
Cash and cash equivalents	156,425	157,356
Receivables and other assets	3,226	3,541
	459,675	472,475
	$3,719,546	$3,651,799
Liabilities and Stockholders’ Equity
Liabilities
Non-Recourse VIE Financing Structures
CDO bonds payable	$2,365,537	$2,403,605
Other bonds and notes payable	190,091	200,377
Repurchase agreements	5,644	6,546
Financing of subprime mortgage loans subject to call option	404,979	404,723
Derivative liabilities	108,774	119,320
Accrued expenses and other liabilities	15,723	16,112
	3,090,748	3,150,683
Recourse Financing Structures and Other Liabilities
Repurchase agreements	228,080	233,194
Junior subordinated notes payable	51,247	51,248
Dividends payable	21,966	16,707
Due to affiliates	1,659	1,659
Accrued expenses and other liabilities	2,824	6,219
	305,776	309,027
	3,396,524	3,459,710
Stockholders’ Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized, 1,347,321 shares of 9.75% Series B Cumulative Redeemable Preferred Stock, 496,000 shares of 8.05% Series C Cumulative Redeemable Preferred Stock, and 620,000 shares of 8.375% Series D Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, issued and outstanding as of March 31, 2012 and December 31, 2011	61,583	61,583
Common stock, $0.01 par value, 500,000,000 shares authorized, 105,181,009 shares issued and outstanding at March 31, 2012 and December 31, 2011	1,052	1,052
Additional paid-in capital	1,275,792	1,275,792
Accumulated deficit	(1,022,212)	(1,073,252)
Accumulated other comprehensive income (loss)	6,807	(73,086)
	323,022	192,089
	$3,719,546	$3,651,799

See notes to consolidated financial statements

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(dollars in thousands, except share data)

	Three Months Ended March 31,
	2012	2011

Interest income	$74,899	$72,203
Interest expense	30,165	38,165
Net interest income	44,734	34,038
Impairment (Reversal)
Valuation allowance (reversal) on loans	(9,031)	(41,307)
Other-than-temporary impairment on securities	5,883	3,112
Portion of other-than-temporary impairment on securities recognized in other comprehensive income (loss), net of the reversal of other comprehensive loss into net income (loss)	(3,932)	989
	(7,080)	(37,206)

Net interest income after impairment/reversal	51,814	71,244

Other Income (Loss)
Gain (loss) on settlement of investments, net	4,823	34,092
Gain on extinguishment of debt	20,743	11,042
Other income (loss), net	4,186	335
	29,752	45,469
Expenses
Loan and security servicing expense	1,098	1,060
General and administrative expense	2,285	1,601
Management fee to affiliate	4,976	4,189
	8,359	6,850
Income from continuing operations	73,207	109,863
Income (loss) from discontinued operations	264	(190)
Net Income	73,471	109,673
Preferred dividends	(1,395)	(1,395)
Income Available for Common Stockholders	$72,076	$108,278
Income Per Share of Common Stock
Basic	$0.68	$1.73
Diluted	$0.68	$1.73
Income from continuing operations per share of common stock, after preferred dividends
Basic	$0.68	$1.73
Diluted	$0.68	$1.73
Income (loss) from discontinued operations per share of common stock
Basic	$—	$—
Diluted	$—	$—
Weighted Average Number of Shares of Common Stock Outstanding
Basic	105,181,009	62,602,184
Diluted	105,670,102	62,611,070
Dividends Declared per Share of Common Stock	$0.20	$—

See notes to consolidated financial statements

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(dollars in thousands, except share data)

	Three Months Ended March 31,
	2012	2011
Net income	$73,471	$109,673
Other comprehensive income (loss):
Net unrealized gain (loss) on securities	76,417	126,143
Reclassification of net realized (gain) loss on securities into earnings	(4,487)	(28,271)
Net unrealized gain (loss) on derivatives designated as cash flow hedges	8,174	18,411
Reclassification of net realized (gain) loss on derivatives designated as cash flow hedges into earnings	(211)	4,298
Other comprehensive income (loss)	79,893	120,581
Total comprehensive income	$153,364	$230,254

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2012

(dollars in thousands)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accum. Other Comp. Income	Total Stock- holders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss)	Equity
Stockholders’ equity - December 31, 2011	2,463,321	$61,583	105,181,009	$1,052	$1,275,792	$(1,073,252)	$(73,086)	$192,089
Dividends declared	—	—	—	—	—	(22,431)	—	(22,431)
Net income	—	—	—	—	—	73,471	—	73,471
Other comprehensive income (loss)	—	—	—	—	—	—	79,893	79,893
Stockholders’ equity - March 31, 2012	2,463,321	$61,583	105,181,009	$1,052	$1,275,792	$(1,022,212)	$6,807	$323,022

See notes to consolidated financial statements

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2012	2011
Cash Flows From Operating Activities
Net income	$73,471	$109,673
Adjustments to reconcile net income to net cash provided by (used in) operating activities (inclusive of amounts related to discontinued operations):
Depreciation and amortization	87	46
Accretion of discount and other amortization	(12,213)	(10,771)
Interest income in CDOs redirected for reinvestment or CDO bond paydown	(1,230)	(3,724)
Interest income on investments accrued to principal balance	(5,293)	(4,535)
Interest expense on debt accrued to principal balance	109	410
Deferred interest received	—	1,027
Valuation allowance (reversal) on loans	(9,031)	(41,307)
Other-than-temporary impairment on securities	1,951	4,101
Impairment on real estate held-for-sale	—	433
Change in fair value on investments in excess mortgage servicing rights	(1,216)	—
Gain on settlement of investments (net) and real estate held-for-sale	(4,823)	(33,158)
Unrealized (gain) loss on non-hedge derivatives and hedge ineffectiveness	(2,086)	201
Gain on extinguishment of debt	(20,743)	(11,042)
Change in:
Restricted cash	286	109
Receivables and other assets	554	(40)
Due to affiliates	—	(68)
Accrued expenses and other liabilities	(559)	(61)
Net cash provided by (used in) operating activities	19,264	11,294
Cash Flows From Investing Activities
Principal repayments from repurchased CDO debt	4,497	9,726
Principal repayments from CDO securities	198	—
Return of investments in excess mortgage servicing rights	2,425	—
Principal repayments from loans and non-CDO securities	22,894	37,605
Purchase of real estate securities	(4,340)	(89,601)
Acquisition of investments in excess mortgage servicing rights	(3,072)	—
Acquisition of servicing rights	—	(2,082)
Net cash provided by (used in) investing activities	22,602	(44,352)
Cash Flows From Financing Activities
Repurchases of CDO bonds payable	(9,159)	(1,083)
Repayments of other bonds payable	(10,450)	(10,460)
Borrowings under repurchase agreements	4,117	79,978
Repayments of repurchase agreements	(10,133)	(2,907)
Issuance of common stock	—	98,843
Costs related to issuance of common stock	—	(58)
Common stock dividends paid	(15,777)	—
Preferred stock dividends paid	(1,395)	(4,185)
Net cash provided by (used in) financing activities	(42,797)	160,128
Net Increase (Decrease) in Cash and Cash Equivalents	(931)	127,070
Cash and Cash Equivalents, Beginning of Period	157,356	33,524
Cash and Cash Equivalents, End of Period	$156,425	$160,594
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest expense	$20,726	$28,759
Supplemental Schedule of Non-Cash Investing and Financing Activities
Common stock dividends declared but not paid	$21,036	$—
Preferred stock dividends declared but not paid	$930	$930

See notes to consolidated financial statements

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2012

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

In April 2012, Newcastle issued 18,975,000 shares of its common stock in a public offering at a price to the public of $6.22 per share for net proceeds of approximately $115.2 million. For the purpose of compensating the Manager for its successful efforts in raising capital for Newcastle, in connection with this offering, Newcastle granted options to the Manager to purchase 1,897,500 shares of Newcastle’s common stock at the public offering price, which had a fair value of approximately $5.6 million.

Approximately 4.4 million shares of Newcastle’s common stock were held by Fortress, through its affiliates, and its principals at March 31, 2012. In addition, Fortress, through its affiliates, held options to purchase approximately 6.0 million shares of Newcastle’s common stock at March 31, 2012.

The accompanying consolidated financial statements and related notes of Newcastle have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under U.S. generally accepted accounting principles have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of Newcastle’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These financial statements should be read in conjunction with Newcastle’s consolidated financial statements for the year ended December 31, 2011 and notes thereto included in Newcastle’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. Capitalized terms used herein, and not otherwise defined, are defined in Newcastle’s consolidated financial statements for the year ended December 31, 2011.

Certain prior period amounts have been reclassified to conform to the current period’s presentation.

In May 2011, the FASB issued new guidance regarding the measurement and disclosure of fair value, which became effective for Newcastle on January 1, 2012. The adoption of this guidance did not have a material impact on Newcastle’s financial position, liquidity or results of operations.

In June 2011, the FASB issued a new accounting standard that eliminates the current option to report other comprehensive income and its components in the statement of stockholders’ equity. Instead, an entity will be required to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. Newcastle early-adopted this accounting standard in 2011 and opted to present two separate statements.

The FASB has recently issued or discussed a number of proposed standards on such topics as consolidation, the definition of an investment company, financial statement presentation, revenue recognition, leases, financial instruments, hedging and contingencies. Some of the proposed changes are significant and could have a material impact on Newcastle’s reporting. Newcastle has not yet fully evaluated the potential impact of these proposals, but will make such an evaluation as the standards are finalized.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2012

(dollars in thousands, except share data)

2. SEGMENT REPORTING AND VARIABLE INTEREST ENTITIES

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

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2012

(dollars in thousands, except share data)

Summary financial data on Newcastle’s segments is given below, together with a reconciliation to the same data for Newcastle as a whole:

	Non-Recourse CDOs (A)	Unlevered CDOs (B)	Unlevered Excess MSRs	Non-Recourse Other (A) (C)	Recourse (D)	Unlevered Other (E)	Corporate	Inter-segment Elimination (F)	Total
Three Months Ended March 31, 2012
Interest income	$54,402	$115	$2,037	$18,426	$814	$523	$51	$(1,469)	$74,899
Interest expense	17,636	—	—	12,663	268	—	954	(1,356)	30,165
Net interest income (expense)	36,766	115	2,037	5,763	546	523	(903)	(113)	44,734
Impairment (reversal)	(8,531)	—	—	1,648	—	(197)	—	—	(7,080)
Other income (loss)	29,913	92	1,216	—	—	(1,469)	—	—	29,752
Expenses	241	1	123	843	—	13	7,138	—	8,359
Income (loss) from continuing operations	74,969	206	3,130	3,272	546	(762)	(8,041)	(113)	73,207
Income (loss) from discontinued operations	—	—	—	168	—	(17)	—	113	264
Net income (loss)	74,969	206	3,130	3,440	546	(779)	(8,041)	—	73,471
Preferred dividends	—	—	—	—	—	—	(1,395)	—	(1,395)
Income (loss) applicable to common stockholders	$74,969	$206	$3,130	$3,440	$546	$(779)	$(9,436)	$—	$72,076
March 31, 2012

Investments	$2,488,278	$3,978	$42,587	$781,932	$240,624	$12,835	$—	$(142,193)	$3,428,041
Cash and restricted cash	107,875	—	—	—	—	—	156,425	—	264,300
Derivative assets	1,832	—	—	—	—	—	—	—	1,832
Other assets	22,040	7	—	107	616	1,998	959	(354)	25,373
Total assets	2,620,025	3,985	42,587	782,039	241,240	14,833	157,384	(142,547)	3,719,546
Debt	(2,371,181)	—	—	(737,263)	(228,080)	—	(51,247)	142,193	(3,245,578)
Derivative liabilities	(108,774)	—	—	—	—	—	—	—	(108,774)
Other liabilities	(12,702)	—	(371)	(3,021)	(21)	(47)	(26,364)	354	(42,172)
Total liabilities	(2,492,657)	—	(371)	(740,284)	(228,101)	(47)	(77,611)	142,547	(3,396,524)
Preferred stock	—	—	—	—	—	—	(61,583)	—	(61,583)
GAAP book value	$127,368	$3,985	$42,216	$41,755	$13,139	$14,786	$18,190	$—	$261,439

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2012

(dollars in thousands, except share data)

	Non-Recourse CDOs (A)	Unlevered CDOs (B)	Unlevered Excess MSRs	Non-Recourse Other (A)	Recourse	Unlevered Other	Corporate	Inter-segment Elimination (F)	Total
Three Months Ended March 31, 2011
Interest income	$54,828	$11	$—	$17,481	$147	$482	$20	$(766)	$72,203
Interest expense	24,613	—	—	13,155	98	—	952	(653)	38,165
Net interest income (expense)	30,215	11	—	4,326	49	482	(932)	(113)	34,038
Impairment (reversal)	(38,245)	—	—	1,154	—	(115)	—	—	(37,206)
Other income (loss)	43,107	75	—	1,827	—	460	—	—	45,469
Expenses	313	—	—	744	—	45	5,748	—	6,850
Income (loss) from continuing operations	111,254	86	—	4,255	49	1,012	(6,680)	(113)	109,863
Income (loss) from discontinued operations	—	—	—	(282)	—	(21)	—	113	(190)
Net income (loss)	111,254	86	—	3,973	49	991	(6,680)	—	109,673
Preferred dividends	—	—	—	—	—	—	(1,395)	—	(1,395)
Income (loss) applicable to common stockholders	$111,254	$86	$—	$3,973	$49	$991	$(8,075)	$—	$108,278

(A)	Assets held within CDOs and other non-recourse structures are not available to satisfy obligations outside of such financings, except to the extent Newcastle receives net cash flow distributions from such structures. Furthermore, creditors or beneficial interest holders of these structures have no recourse to the general credit of Newcastle. Therefore, Newcastle’s exposure to the economic losses from such structures is limited to its invested equity in them and economically their book value cannot be less than zero. Therefore, impairment recorded in excess of Newcastle’s investment, which results in negative GAAP book value for a given non-recourse financing structure, cannot economically be incurred and will eventually be reversed through amortization, sales at gains, or as gains at the deconsolidation or termination of such non-recourse financing structure.

(B)	Represents unlevered investments in CDO securities issued by Newcastle. These CDOs have been deconsolidated as Newcastle does not have the power to direct the relevant activities of the CDOs.

(C)	The following table summarizes the investments and debt in the other non-recourse segment:

	March 31, 2012
	Investments		Debt
	Outstanding	Carrying	Outstanding	Carrying
	Face Amount	Value	Face Amount*	Value*
Manufactured housing loan portfolio I	$130,488	$108,839	$103,026	$93,829
Manufactured housing loan portfolio II	171,858	168,837	137,425	136,300
Residential mortgage loans	55,640	40,229	54,107	53,036
Subprime mortgage loans subject to call options	406,217	404,979	406,217	404,979
Real estate securities	67,512	51,309	47,384	43,119
Operating real estate	N/A	7,739	6,000	6,000
	$831,715	$781,932	$754,159	$737,263

*	An aggregate face amount of $156.0 million (carrying value of $142.2 million) of debt represents financing provided by the CDO segment (and included as investments in the CDO segment), which is eliminated upon consolidation.

(D)	The $228.1 million of recourse debt is comprised of (i) a $226.2 million repurchase agreement secured by $240.6 million carrying value of FNMA/FHLMC securities and (ii) a $1.9 million repurchase agreement secured by $27.9 million face amount of senior notes issued by Newcastle CDO VI, which was repurchased by Newcastle and is eliminated in consolidation.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2012

(dollars in thousands, except share data)

(E)	The following table summarizes the investments in the unlevered other segment:

	March 31, 2012
	Outstanding Face Amount	Carrying Value	Number of Investments
Real estate securities	$141,493	$4,036	20
Residential mortgage loans	4,696	2,775	156
Other investments	N/A	6,024	1
	$146,189	$12,835	177

(F)	Represents the elimination of investments and financings and their related income and expenses between the CDO segment and other non-recourse segment as the corresponding inter-segment investments and financings are presented on a gross basis within each of these segments.

Variable Interest Entities (“VIEs”)

The VIEs in which Newcastle has a significant interest include (i) Newcastle’s CDOs, in which Newcastle has been determined to be the primary beneficiary and therefore consolidates them (with the exception of CDOs V and VII), since it has the power to direct the activities that most significantly impact the CDOs’ economic performance and would absorb a significant portion of their expected losses and receive a significant portion of their expected residual returns, and (ii) the manufactured housing loan financing structures, which are similar to the CDOs in analysis. Newcastle’s CDOs and manufactured housing loan financings are held in special purpose entities whose debt is treated as non-recourse secured borrowings of Newcastle. Newcastle’s subprime securitizations are also considered VIEs, but Newcastle does not control their activities and no longer receives a significant portion of their returns. These subprime securitizations are not consolidated.

In addition, Newcastle’s investments in CMBS, CDO securities and loans may be deemed to be variable interests in VIEs, depending on their structure. Newcastle is not obligated to provide, nor has it provided, any financial support to these VIEs. Newcastle monitors these investments and, to the extent Newcastle determines that it potentially owns a majority of the currently controlling class, it analyzes them for potential consolidation. As of March 31, 2012, Newcastle has not consolidated these potential VIEs due to the determination that, based on the nature of Newcastle’s investments and the provisions governing these structures, Newcastle does not have the power to direct the activities that most significantly impact their economic performance.

Newcastle had variable interests in the following unconsolidated VIE at March 31, 2012, in addition to the subprime securitizations which are described in Note 4:

Entity	Gross Assets (A)	Debt (B)	Carrying Value of Newcastle’s Investment (C)
Newcastle CDO V	$300,576	$302,332	$3,978

(A)	Face amount.
(B)	Includes $42.0 million face amount of debt owned by Newcastle with a carrying value of $4.0 million at March 31, 2012.
(C)	This amount represents Newcastle’s maximum exposure to loss from this entity, which was the fair value at March 31, 2012, related to $5.4 million face amount of CDO V Class I notes.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2012

(dollars in thousands, except share data)

3. REAL ESTATE SECURITIES

The following is a summary of Newcastle’s real estate securities at March 31, 2012, all of which are classified as available-for-sale and are, therefore, reported at fair value with changes in fair value recorded in other comprehensive income, except for securities that are other-than-temporarily impaired.

		Amortized Cost Basis							Weighted Average
			Other- Than-		Gross Unrealized
Asset Type	Outstanding Face Amount	Before Impairment	Temporary Impairment (A)	After Impairment	Gains	Losses	Carrying Value (B)	Number of Securities	Rating (C)	Coupon	Yield	Maturity (Years) (D)	Principal Subordination (E)
CMBS-Conduit	$1,301,842	$1,112,189	$(170,023)	$942,166	$123,177	$(53,746)	$1,011,597	161	BB+	5.58%	10.95%	4.1	11.2%
CMBS- Single Borrower	185,438	180,581	(12,364)	168,217	4,183	(11,416)	160,984	33	BB	5.03%	6.24%	3.2	6.7%
CMBS-Large Loan	14,964	14,305	—	14,305	608	(49)	14,864	2	BBB+	5.07%	8.86%	1.0	10.1%
REIT Debt	120,288	119,552	—	119,552	6,051	(2,746)	122,857	18	BB+	5.72%	5.72%	2.4	N/A
ABS-Subprime (F)	255,524	205,060	(78,232)	126,828	12,827	(7,622)	132,033	63	B	1.14%	9.46%	7.0	32.4%
ABS-Manufactured Housing	29,045	28,173	—	28,173	2,227	(77)	30,323	7	BBB+	6.61%	7.35%	3.9	42.3%
ABS-Franchise	22,696	19,988	(9,635)	10,353	194	(3,819)	6,728	6	C	3.55%	4.90%	13.7	21.8%
FNMA/FHLMC	226,808	237,607	—	237,607	3,193	(176)	240,624	32	AAA	2.41%	1.55%	4.6	N/A
CDO (G)	206,323	83,204	(14,861)	68,343	88	(3,552)	64,879	13	CCC+	3.01%	7.94%	1.4	22.1%
Total / Average (H)	$2,362,928	2,000,659	$(285,115)	$1,715,544	$152,548	$(83,203)	$1,784,889	335	BB+	4.53%	8.48%	4.1

(A)	Represents the cumulative impairment against amortized cost basis recorded through earnings, net of the effect of the cumulative adjustment as a result of the adoption of new accounting guidance on impairment in 2009.

(B)	See Note 6 regarding the estimation of fair value, which is equal to carrying value for all securities.

(C)	Represents the weighted average of the ratings of all securities in each asset type, expressed as an S&P equivalent rating. For each security rated by multiple rating agencies, the lowest rating is used. Newcastle used an implied AAA rating for the FNMA/FHLMC securities. Ratings provided were determined by third party rating agencies as of a particular date, may not be current and are subject to change at any time.

(D)	The weighted average maturity is based on the timing of expected principal reduction on the assets.

(E)	Percentage of the outstanding face amount of securities and residual interests that is subordinate to Newcastle’s investments.

(F)	Includes the retained bonds with a face amount of $4.0 million and a carrying value of $1.0 million from Securitization Trust 2006 (Note 4).

(G)	Includes two CDO bonds issued by a third party with a carrying value of $58.1 million, four CDO bonds issued by CDO V (which has been deconsolidated) and held as investments by Newcastle with a carrying value of $4.0 million and seven CDO bonds issued by C-BASS with a carrying value of $2.8 million.

(H)	The total outstanding face amount of fixed rate securities was $1.6 billion, and of floating rate securities was $736 million.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2012

(dollars in thousands, except share data)

Unrealized losses that are considered other-than-temporary are recognized currently in earnings. During the three months ended March 31, 2012, Newcastle recorded other-than-temporary impairment charges (“OTTI”) of $5.9 million (gross of $3.9 million of other-than-temporary impairment recognized in other comprehensive income) with respect to real estate securities. Based on management’s analysis of these securities, the performance of the underlying loans and changes in market factors, Newcastle noted adverse changes in the expected cash flows on certain of these securities and concluded that they were other-than-temporarily impaired. Any remaining unrealized losses on Newcastle’s securities were primarily the result of changes in market factors, rather than issue-specific credit impairment. Newcastle performed analyses in relation to such securities, using management’s best estimate of their cash flows, which support its belief that the carrying values of such securities were fully recoverable over their expected holding period. The following table summarizes Newcastle’s securities in an unrealized loss position as of March 31, 2012.

		Amortized Cost Basis			Gross Unrealized				Weighted Average
Securities in an Unrealized Loss Position	Outstanding Face Amount	Before Impairment	Other- than- Temporary Impairment	After Impairment	Gains	Losses	Carrying Value	Number of Securities	Rating	Coupon	Yield	Maturity (Years)
Less Than Twelve Months	$228,157	$194,327	$(15,264)	$179,063	$—	$(15,321)	163,742	27	BB	4.59%	8.56%	4.3
Twelve or More Months	616,685	580,011	(2,721)	577,290	—	(67,882)	509,408	89	BB	4.45%	6.49%	3.3
Total	$844,842	$774,338	$(17,985)	$756,353	$—	$(83,203)	$673,150	116	BB	4.49%	6.98%	3.6

Newcastle performed an assessment of all of its debt securities that are in an unrealized loss position (unrealized loss position exists when a security’s amortized cost basis, excluding the effect of OTTI, exceeds its fair value) and determined the following:

	March 31, 2012
		Amortized Cost Basis After	Unrealized Losses
	Fair Value	Impairment	Credit (B)	Non-Credit (C)
Securities Newcastle intends to sell	$—	$—	$—	N/A
Securities Newcastle is more likely than not to be required to sell (A)	—	—	—	N/A
Securities Newcastle has no intent to sell and is not more likely than not to be required to sell:
Credit impaired securities	37,244	42,883	(17,379)	(5,639)
Non credit impaired securities	635,906	713,470	—	(77,564)
Total debt securities in an unrealized loss position	$673,150	$756,353	$(17,379)	$(83,203)

(A)	Newcastle may, at times, be more likely than not to be required to sell certain securities for liquidity purposes. While the amount of the securities to be sold may be an estimate, and the securities to be sold have not yet been identified, Newcastle must make its best estimate, which is subject to significant judgment regarding future events, and may differ materially from actual future sales.

(B)	This amount is required to be recorded as other-than-temporary impairment through earnings. In measuring the portion of credit losses, Newcastle’s management estimates the expected cash flow for each of the securities. This evaluation includes a review of the credit status and the performance of the collateral supporting those securities, including the credit of the issuer, key terms of the securities and the effect of local, industry and broader economic trends. Significant inputs in estimating the cash flows include management’s expectations of prepayment speeds, default rates and loss severities. Credit losses are measured as the decline in the present value of the expected future cash flows discounted at the investment’s effective interest rate.

(C)	This amount represents unrealized losses on securities that are due to non-credit factors and is required to be recorded through other comprehensive income.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2012

(dollars in thousands, except share data)

The following table summarizes the activity related to credit losses on debt securities for the three months ended March 31, 2012:

Beginning balance of credit losses on debt securities for which a portion of an OTTI was recognized in other comprehensive income	$(20,207)

Additions for credit losses on securities for which an OTTI was not previously recognized	(462)

Increases to credit losses on securities for which an OTTI was previously recognized and a portion of an OTTI was recognized in other comprehensive income	(75)

Additions for credit losses on securities for which an OTTI was previously recognized without any portion of OTTI recognized in other comprehensive income	(7,489)

Reduction for credit losses on securities for which no OTTI was recognized in other comprehensive income at the current measurement date	9,299

Reduction for securities sold during the period	1,498

Reduction for increases in cash flows expected to be collected that are recognized over the remaining life of the security	57

Ending balance of credit losses on debt securities for which a portion of an OTTI was recognized in other comprehensive income	$(17,379)

As of March 31, 2012, Newcastle had $97.6 million of restricted cash held in CDO financing structures pending its reinvestment in real estate securities and loans.

The table below summarizes the geographic distribution of the collateral securing Newcastle’s CMBS and ABS at March 31, 2012 (in thousands):

	CMBS		ABS
Geographic Location	Outstanding Face Amount	Percentage	Outstanding Face Amount	Percentage
Western U.S.	$589,565	39.3%	$80,001	26.0%
Northeastern U.S.	257,609	17.2%	59,249	19.3%
Southeastern U.S.	296,367	19.7%	76,282	24.8%
Midwestern U.S.	158,212	10.5%	48,690	15.9%
Southwestern U.S.	126,838	8.4%	33,265	10.8%
Other	16,899	1.1%	9,778	3.2%
Foreign	56,754	3.8%	—	0.0%
	$1,502,244	100.0%	$307,265	100.0%

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

MARCH 31, 2012

(dollars in thousands, except share data)

4. REAL ESTATE RELATED LOANS, RESIDENTIAL MORTGAGE LOANS, SUBPRIME MORTGAGE LOANS, CDO SERVICING RIGHTS AND INVESTMENTS IN EXCESS MORTGAGE SERVICING RIGHTS

The following is a summary of real estate related loans, residential mortgage loans and subprime mortgage loans at March 31, 2012. The loans contain various terms, including fixed and floating rates, self-amortizing and interest only. They are generally subject to prepayment.

Loan Type	Outstanding Face Amount	Carrying Value (A)	Loan Count	Wtd. Avg. Yield	Weighted Average Coupon	Weighted Average Maturity (Years) (B)	Floating Rate Loans as a % of Face Amount	Delinquent Face Amount (C)
Mezzanine Loans	$584,234	$462,197	16	10.14%	8.57%	2.4	69.8%	$12,000
Corporate Bank Loans	295,638	183,526	6	19.40%	9.59%	2.9	52.2%	—
B-Notes	187,017	162,635	6	11.67%	5.13%	2.9	68.0%	53,995
Whole Loans	30,460	30,460	3	5.19%	3.89%	1.7	95.6%	—
Total Real Estate Related Loans Held-for-Sale, Net	$1,097,349	$838,818	31	12.28%	8.13%	2.6	65.4%	$65,995
Non-Securitized Manufactured Housing Loan Portfolio I	$711	$193	19	39.05%	8.09%	0.7	0.0%	$166
Non-Securitized Manufactured Housing Loan Portfolio II	3,985	2,582	137	15.50%	10.12%	5.5	7.7%	668
Total Residential Mortgage Loans Held-for-Sale, Net (D)	$4,696	$2,775	156	17.14%	9.81%	4.8	6.5%	$834
Securitized Manufactured Housing Loan Portfolio I	$130,488	$108,839	3,447	9.49%	8.66%	7.4	0.9%	$1,657
Securitized Manufactured Housing Loan Portfolio II	171,858	168,837	5,908	7.55%	9.64%	5.8	17.2%	2,681
Residential Loans	59,419	43,671	210	7.57%	2.47%	6.7	100.0%	7,362
Total Residential Mortgage Loans Held-for-Investment, Net (D) (E)	$361,765	$321,347	9,565	8.21%	8.11%	6.5	24.9%	$11,700
Subprime Mortgage Loans Subject to Call Option	$406,217	$404,979

(A)	Carrying value includes interest receivable of $0.1 million for the residential housing loans and principal and interest receivable of $5.8 million for the manufactured housing loans.
(B)	The weighted average maturity is based on the timing of expected principal reduction on the assets.
(C)	Includes loans that are 60 or more days past due (including loans that are in foreclosure, or borrower’s in bankruptcy) or considered real estate owned (“REO”). As of March 31, 2012, $124.1 million face amount of real estate related loans was on non-accrual status.
(D)	Loans acquired at a discount for credit quality.
(E)	The following is an aging analysis of past due residential loans held-for-investment as of March 31, 2012:

	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Repossessed	Total Past Due	Current	Total Outstanding Face Amount
Securitized Manufactured Housing Loan Portoflio I	$270	$552	$480	$625	$1,927	$128,561	$130,488
Securitized Manufactured Housing Loan Portoflio II	$1,095	$383	$1,652	$646	$3,776	$168,082	$171,858
Residential Loans	$1,068	$107	$6,553	$702	$8,430	$50,989	$59,419

Newcastle’s management monitors the credit qualities of the Manufactured Housing Loan Portfolios I and II primarily by using aging analyses, current trends in delinquencies and actual loss incurrence rates.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2012

(dollars in thousands, except share data)

The following is a summary of real estate related loans by maturities at March 31, 2012:

	Outstanding		Number of
Year of Maturity (1)	Face Amount	Carrying Value	Loans
Delinquent (2)	$65,995	$41,440	2
Period from April 1, 2012 to December 31, 2012	63,454	277	2
2013	36,137	26,933	3
2014	351,598	238,607	9
2015	238,898	197,135	7
2016	274,936	273,139	5
2017	49,702	46,490	2
Thereafter	16,629	14,797	1
Total	$1,097,349	$838,818	31

(1)	Based on the final extended maturity date of each loan investment as of March 31, 2012.
(2)	Includes loans that are non-performing, in foreclosure, or under bankruptcy.

Activities relating to the carrying value of our real estate loans and residential mortgage loans are as follows:

	Held-for-Sale		Held-for-Investment
	Real Estate Related Loans	Residential Mortgage Loans	Residential Mortgage Loans
December 31, 2011	$813,580	$2,687	$331,236
Purchases / additional fundings	45,481	—	—
Interest accrued to principal balance	5,293	—	—
Principal paydowns	(34,476)	(148)	(9,756)
Sales	—	—	—
Valuation (allowance) reversal on loans	10,482	197	(1,648)
Loss on repayment of loans held-for-sale	(1,614)	—	—
Accretion of loan discount and other amortization	—	—	1,029
Other	72	39	486
March 31, 2012	$838,818	$2,775	$321,347

The following is a rollforward of the related loss allowance.

	Held-For-Sale		Held-For-Investment
	Real Estate Related Loans	Residential Mortgage Loans	Residential Mortgage Loans (B)
Balance at December 31, 2011	$(228,017)	$(2,461)	$(26,075)
Charge-offs (A)	17,648	382	2,447
Valuation (allowance) reversal on loans	10,482	197	(1,648)
Balance at March 31, 2012	$(199,887)	$(1,882)	$(25,276)

(A)	The charge-offs for real estate related loans represent a loan which was paid off at a discounted price during the period.
(B)	The allowance for credit losses was determined based on the guidance for loans acquired with deteriorated credit quality.

CDO Servicing Rights

In February 2011, Newcastle, through one of its subsidiaries, purchased the management rights with respect to certain CBASS Investment Management LLC (“C-BASS”) CDOs pursuant to a bankruptcy proceeding for $2.2 million. Newcastle initially recorded the cost of acquiring the collateral management rights as a servicing asset and subsequently amortizes this asset in proportion to, and over the period of, estimated net servicing income. Servicing assets are assessed for impairment on a quarterly basis, with impairment recognized as a valuation allowance. Key economic assumptions used in measuring any potential impairment of the servicing assets include the prepayment speeds of the underlying loans, default rates, loss severities and discount rates. During the three months ended March 31, 2012 and 2011, respectively, Newcastle recorded $0.08 million and $0.04 million of servicing rights amortization and no servicing rights impairment. As of March 31, 2012, Newcastle’s servicing asset had a carrying value of $2.0 million recorded in Receivables and Other Assets.

Investments in Excess Mortgage Servicing Rights

In December 2011, Newcastle entered into an agreement (“MSR Agreement I”) with Nationstar Mortgage LLC (“Nationstar”), an affiliate of Newcastle’s manager, to purchase Excess MSRs from Nationstar. Nationstar acquired the mortgage servicing rights on a pool of agency residential mortgage loans with an outstanding principal balance of

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2012

(dollars in thousands, except share data)

approximately $9.9 billion (“MSR Portfolio I”) on September 30, 2011.  Nationstar is entitled to receive an initial weighted average total mortgage servicing amount of 35 basis points (bps) on the performing unpaid principal balance, as well as any ancillary income from MSR Portfolio I.  Pursuant to MSR Agreement I, Nationstar performs all servicing functions and advancing functions related to MSR Portfolio I for a base mortgage servicing fee of 6 bps.  Therefore, the remainder, or “Excess MSRs” are initially equal to a weighted average of 29 bps. Newcastle acquired the right to receive 65% of the excess mortgage servicing amount on MSR Portfolio I and, subject to certain limitations and pursuant to a loan replacement agreement (the “Recapture Agreement”), 65% of the excess mortgage servicing amount on certain future mortgage loans originated by Nationstar, that represent refinancings of loans in MSR Portfolio I (which loans then become part of MSR Portfolio I) for $43.7 million.  Nationstar has co-invested, pari passu with Newcastle, in 35% of the Excess MSRs. Nationstar, as servicer, also retains the ancillary income, the servicing obligations and liabilities as the servicer.  If Nationstar is terminated as the servicer, Newcastle’s right to receive its portion of the excess mortgage servicing amount is also terminated. To the extent that Nationstar is terminated as the servicer and receives a termination payment, Newcastle is entitled to a pro rata share, or 65%, of such termination payment.

The following is a summary of Newcastle’s Excess MSRs:

	March 31, 2012				Three Months Ended March 31, 2012
	Amortized Cost Basis	Carrying Value (A)	Weighted Average Yield	Weighted Average Maturity (Years) (B)	Changes in Fair Value Recorded in Other Income (Loss)
MSR Portfolio I	$34,897	$36,280	20.0%	4.6	$1,215
MSR Portfolio I - Recapture Agreement	6,107	6,307	20.0%	10.2	1
	$41,004	$42,587	20.0%	6.0	$1,216

(A)	Fair value.
(B)	The weighted average maturity is based on the timing of expected return of investments.

The table below summarizes the geographic distribution of the underlying residential mortgage loans of the Excess MSRs at March 31, 2012 (in thousands):

	Outstanding		Nonperforming (A)
State Concentration	Unpaid Principal Amount	Percentage of Total Outstanding	Unpaid Principal Amount	Percentage of Total Nonperforming
California	$1,829,213	19.4%	$144,163	21.5%
Florida	1,050,543	11.1%	77,858	11.6%
Texas	619,198	6.6%	23,556	3.5%
Arizona	452,872	4.8%	40,219	6.0%
Virginia	325,998	3.5%	17,337	2.6%
Washigton	306,343	3.2%	26,395	3.9%
New Jersey	297,264	3.2%	26,771	4.0%
Maryland	290,700	3.1%	19,130	2.9%
Illinois	280,735	3.0%	24,595	3.7%
Nevada	262,206	2.8%	33,743	5.0%
Other U.S.	3,719,200	39.3%	235,738	35.3%
	$9,434,272	100.0%	$669,505	100.0%

(A)	Represent loans that missed their most recent payment and therefore Newcastle did not receive its excess servicing amount.

Geographic concentrations of investments expose Newcastle to the risk of economic downturns within the relevant states. Any such downturn in a state where Newcastle holds significant investments could affect the underlying borrower’s ability to make the mortgage payment and therefore could have a meaningful, negative impact on Newcastle’s Excess MSRs.

See note 11 regarding the agreement to acquire an additional portfolio of Excess MSRs.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2012

(dollars in thousands, except share data)

Securitization of Subprime Mortgage Loans

The following table presents information on the retained interests in Newcastle’s securitizations of subprime mortgage loans at March 31, 2012:

	Subprime Portfolio
	I	II	Total
Total securitized loans (unpaid principal balance) (A)	$460,432	$601,132	$1,061,564
Loans subject to call option (carrying value)	$299,176	$105,803	$404,979
Retained interests (fair value) (B)	$1,043	$—	$1,043

(A)	Average loan seasoning of 80 months and 62 months for Subprime Portfolios I and II, respectively, at March 31, 2012.
(B)	The retained interests include retained bonds of the securitizations. The fair value of which is estimated based on pricing models. Newcastle’s residual interests were written off in 2010. The weighted average yield of the retained bonds was 8.39% as of March 31, 2012.

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

The following table summarizes certain characteristics of the underlying subprime mortgage loans, and related financing, in the securitizations as of March 31, 2012:

	Subprime Portfolio
	I	II
Loan unpaid principal balance (UPB)	$460,432	$601,132
Weighted average coupon rate of loans	5.27%	4.63%
Delinquencies of 60 or more days (UPB) (A)	$111,208	$171,102
Net credit losses for the three months ended March 31, 2012	$9,822	$11,106
Cumulative net credit losses	$202,691	$232,959
Cumulative net credit losses as a % of original UPB	13.5%	21.4%
Percentage of ARM loans (B)	51.9%	64.9%
Percentage of loans with original loan-to-value ratio >90%	10.7%	17.1%
Percentage of interest-only loans	21.9%	4.4%
Face amount of debt (C)	$456,432	$601,132
Weighted average funding cost of debt (D)	0.61%	1.31%

(A)	Delinquencies include loans 60 or more days past due, in foreclosure, under bankruptcy filing or real estate owned.
(B)	ARM loans are adjustable-rate mortgage loans. An option ARM is an adjustable-rate mortgage that provides the borrower with an option to choose from several payment amounts each month for a specified period of the loan term. None of the loans in the subprime portfolios are option ARMs.
(C)	Excludes face amount of $4.0 million of retained notes for Subprime Portfolio I at March 31, 2012.
(D)	Includes the effect of applicable hedges.

Newcastle received negligible cash inflows from the retained interests of Subprime Portfolios I and II during the three months ended March 31, 2012 and 2011.

The loans subject to call option and the corresponding financing recognize interest income and expense based on the expected weighted average coupons of the loans subject to call option at the call date of 9.24% and 8.68% for Subprime Portfolio’s I and II, respectively.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2012

(dollars in thousands, except share data)

5. DEBT OBLIGATIONS

The following table presents certain information regarding Newcastle’s debt obligations and related hedges at March 31, 2012:

									Collateral
Debt Obligation/Collateral	Month Issued	Outstanding Face Amount	Carrying Value	Final Stated Maturity	Unhedged Weighted Average Funding Cost (A)	Weighted Average Funding Cost (B)	Weighted Average Maturity (Years)	Face Amount of Floating Rate Debt	Outstanding Face Amount (C)	Amortized Cost Basis (C)	Carrying Value (C)	Weighted Average Maturity (Years)	Floating Rate Face Amount (C)	Aggregate Notional Amount of Current Hedges (D)

CDO Bonds Payable
CDO IV (E)	Mar 2004	$104,019	$103,853	Mar 2039	1.77%	4.90%	2.0	$92,666	$204,263	$193,371	$180,966	2.3	$62,037	$92,666
CDO VI (E)	Apr 2005	91,250	91,250	Apr 2040	0.89%	5.35%	3.1	88,315	216,854	126,376	145,348	3.3	56,748	88,315
CDO VIII	Nov 2006	572,049	570,767	Nov 2052	0.80%	2.10%	2.7	564,449	728,926	535,191	552,075	3.2	440,148	155,465
CDO IX	May 2007	480,125	481,813	May 2052	0.57%	0.57%	2.6	480,125	692,742	564,634	568,214	3.2	373,819	—
CDO X	Jul 2007	1,120,000	1,117,854	Jul 2052	0.58%	3.52%	4.5	1,120,000	1,260,004	954,666	997,130	4.7	220,931	842,485
		2,367,443	2,365,537			2.71%	3.5	2,345,555	3,102,789	2,374,238	2,443,733	3.7	1,153,683	1,178,931
Other Bonds and Notes Payable
MH loans Portfolio I (F)	Apr 2010	66,103	65,345	Jul 2035	5.43%	5.43%	3.0	—	130,488	108,839	108,839	7.4	1,170	—
MH loans Portfolio II (F)	May 2011	120,412	119,340	Dec 2033	3.87%	3.87%	3.4	—	171,858	168,837	168,837	5.8	29,493	—
Residential Mortgage Loans (G)	Aug 2006	5,406	5,406	Dec 2034	LIBOR+ 0.90%	1.14%	6.7	5,406	55,640	40,229	40,229	6.8	55,640	—
		191,921	190,091			4.33%	3.4	5,406	357,986	317,905	317,905	6.6	86,303	—
Repurchase Agreements
Real estate securities, loans and properties (H)	Dec 2011	7,525	7,525	Jun 2012	LIBOR+ 1.75%	1.99%	0.3	7,525	—	—	—	—	—	—
FNMA/FHLMC securities (I)	Various	226,199	226,199	May 2012	0.38%	0.38%	0.2	226,199	226,808	240,624	240,624	4.6	226,808	—
		233,724	233,724			0.43%	0.2	233,724	226,808	240,624	240,624	4.6	226,808	—
Corporate
Junior subordinated notes payable	Mar 2006	51,004	51,247	Apr 2035	7.57% (K)	7.41%	23.1	—	—	—	—	—	—	—
		51,004	51,247			7.41%	23.1	—	—	—	—	—	—	—
Subtotal debt obligations		2,844,092	2,840,599			2.71%	3.6	$2,584,685	$3,687,583	$2,932,767	$3,002,262	4.1	$1,466,794	$1,178,931
Financing on subprime mortgage loans subject to call option	(J)	406,217	404,979
Total debt obligations		$3,250,309	$3,245,578

(A)	Weighted average, including floating and fixed rate classes and including the amortization of deferred financing costs.
(B)	Including the effect of applicable hedges.
(C)	Including restricted cash available for reinvestment in CDOs.
(D)	Including a $42.4 million notional amount of interest rate cap agreements in CDO X and a $92.7 million and $88.3 million notional amount of interest rate swap agreements in CDO IV and CDO VI, respectively, which were economic hedges not designated as hedges for accounting purposes.
(E)	These CDOs were not in compliance with their applicable over collateralization tests as of March 31, 2012. Newcastle is not receiving cash flows from these CDOs (other than senior management fees and cash flows on senior classes of bonds that were repurchased), since net interest is being used to repay debt, and expects these CDOs to remain out of compliance for the foreseeable future.
(F)	Excluding $36.9 million and $17.0 million face amount of other bonds payable relating to MH loans Portfolio I and Portfolio II, respectively, and $48.7 million face amount of notes payable relating to residential mortgage loans sold to certain Newcastle CDOs, which were eliminated in consolidation.
(G)	Notes payable issued to CDO V, that are no longer eliminated since the deconsolidation of CDO V.
(H)	The counterparty of this repurchase agreement is Bank of America. It is secured by $27.9 million face amount of senior notes issued by Newcastle CDO VI, which is eliminated in consolidation. The maximum recourse to Newcastle is $1.9 million.
(I)	The counterparties on these repurchase agreements are Bank of America and Goldman Sachs. Interest rates on these repurchase agreements are fixed, but will be reset on a short-term basis.
(J)	Issued in April 2006 and July 2007. See Note 4 regarding the securitizations of Subprime Portfolios I and II.
(K)	LIBOR + 2.25% after April 2016.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2012

(dollars in thousands, except share data)

Each CDO financing is subject to tests that measure the amount of over collateralization and excess interest in the transaction. Failure to satisfy these tests would cause the principal and/or interest cashflow that would otherwise be distributed to more junior classes of securities (including those held by Newcastle) to be redirected to pay down the most senior class of securities outstanding until the tests are satisfied. As a result, our cash flow and liquidity are negatively impacted upon such a failure. As of March 31, 2012, CDOs IV and VI were not in compliance with their applicable over collateralization tests.

In the first three months of 2012, Newcastle repurchased $30.0 million face amount of CDO bonds payable for $9.2 million. As a result, Newcastle extinguished $30.0 million face amount of CDO bonds payable and recorded a gain on extinguishment of debt of $20.7 million.

Newcastle’s non-CDO financings contain various customary loan covenants. Newcastle was in compliance with all of the covenants in its non-CDO financings as of March 31, 2012.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2012

(dollars in thousands, except share data)

6. FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair Value Summary Table

The carrying values and fair values of Newcastle’s financial instruments at March 31, 2012 were as follows:

	Principal Balance or Notional Amount	Carrying Value	Estimated Fair Value	Fair Value Method (A)	Weighted Average Yield/Funding Cost	Weighted Average Maturity (Years)
Assets
Non-Recourse VIE Financing Structures (F)
Financial instruments:
Real estate securities, available-for-sale*	$1,952,640	$1,536,251	$1,536,251	Broker quotations, counterparty quotations, pricing services, pricing models	9.47%	4.4
Real estate related loans, held-for-sale, net	1,097,349	838,818	845,329	Broker quotations, counterparty quotations, pricing services, pricing models	12.28%	2.6
Residential mortgage loans, held-for-investment, net	361,765	321,347	320,182	Pricing models	8.21%	6.5
Subprime mortgage loans subject to call option (B)	406,217	404,979	404,979	(B)	9.09%	(B)
Restricted cash*	107,875	107,875	107,875
Derivative assets, treated as hedges (C)(E)*	122,755	1,029	1,029	Counterparty quotations	N/A	(C)
Non-hedge derivative assets (D)(E)*	42,428	803	803	Counterparty quotations	N/A	(D)
Operating real estate, held-for-sale		7,739	7,739
Other investments		18,883	18,883
Receivables and other assets		22,147	22,147
		$3,259,871	$3,264,903
Recourse Financing Structures and Unlevered Assets
Financial instruments:
Real estate securities, available-for-sale*	$410,288	$248,638	$248,638	Broker quotations, counterparty quotations, pricing services, pricing models	2.56%	3.0
Residential mortgage loans, held-for-sale, net	4,696	2,775	2,775	Pricing models	17.14%	4.8
Investments in excess mortgage servicing rights at fair value *(H)	9,434,272	42,587	42,587	Pricing models	20.00%	6.0
Cash and cash equivalents*	156,425	156,425	156,425
Other investments		6,024	6,024
Receivables and other assets		3,226	3,226
		$459,675	$459,675

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2012

(dollars in thousands, except share data)

	Principal Balance or Notional Amount	Carrying Value	Estimated Fair Value	Fair Value Method (A)	Weighted Average Yield/Funding Cost	Weighted Average Maturity (Years)
Liabilities
Non-Recourse VIE Financing Structures (F) (G)
Financial instruments:
CDO bonds payable	$2,367,443	$2,365,537	$1,522,029	Pricing models	2.71%	3.5
Other bonds and notes payable	191,921	190,091	192,574	Broker quotations, pricing models	4.33%	3.4
Repurchase agreements	5,644	5,644	5,644	Market comparables	1.99%	0.3
Financing of subprime mortgage loans subject to call option (B)	406,217	404,979	404,979	(B)	9.09%	(B)
Interest rate swaps, treated as hedges (C)(E)*	832,767	81,618	81,618	Counterparty quotations	N/A	(C)
Non-hedge derivatives (D)(E)*	306,077	27,156	27,156	Counterparty quotations	N/A	(D)
Accrued expenses and other liabilities		15,723	15,723
		$3,090,748	$2,249,723
Recourse Financing Structures and Other Liabilities (G)
Financial instruments:
Repurchase agreements	$228,080	$228,080	$228,080	Market comparables	0.39%	0.2
Junior subordinated notes payable	51,004	51,247	33,638	Pricing models	7.41%	23.1
Due to affiliates		1,659	1,659
Dividends payable, accrued expenses and other liabilities		24,790	24,790
		$305,776	$288,167

*Measured at fair value on a recurring basis.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2012

(dollars in thousands, except share data)

(A)	Methods are listed in order of priority. In the case of real estate securities and real estate related loans, broker quotations are obtained if available and practicable, otherwise counterparty quotations or pricing service valuations are obtained or, finally, internal pricing models are used. Internal pricing models are only used for (i) securities and loans that are not traded in an active market, and, therefore, have little or no price transparency, and for which significant unobservable inputs must be used in estimating fair value, or (ii) loans or debt obligations which are private and untraded.

(B)	These two items result from an option, not an obligation, to repurchase loans from Newcastle’s subprime mortgage loan securitizations (Note 4), are noneconomic until such option is exercised, and are equal and offsetting.

(C)	Represents derivative agreements as follows:

Year of Maturity	Weighted Average Month of Maturity	Aggregate Notional Amount	Weighted Average Fixed Pay Rate / Cap Rate	Aggregate Fair Value Asset / (Liability)
Interest rate cap agreements which receive 1-Month LIBOR:
2015	Nov	$39,550	2.10%	$250
2016	Jul	77,905	2.66%	708
2017	Jan	5,300	1.86%	71
		$122,755		$1,029
Interest rate swap agreements which receive 1-Month LIBOR:
2014	Nov	$15,034	5.08%	$(1,726)
2015	May	469,734	5.43%	(24,123)
2016	May	173,965	5.04%	(19,665)
2017	Aug	174,034	5.24%	(36,104)
		$832,767		$(81,618)

(D)	This represents two interest rate swap agreements with a total notional balance of $306.1 million, maturing in March 2014 and March 2015, respectively, and four interest rate cap agreements with a total notional balance of $42.4 million, maturing in March 2013, August 2017 and January 2019. Newcastle entered, respectively, into these hedge agreements to reduce its exposure to interest rate changes on the floating rate financings of CDO IV, CDO VI and CDO X. These derivative agreements were not designated as hedges for accounting purposes as of March 31, 2012.

(E)	Newcastle’s derivatives fall into two categories. As of March 31, 2012, all derivatives were held within Newcastle’s nonrecourse CDO structures. An aggregate notional balance of $1.1 billion, which were liabilities at period end, are only subject to the credit risks of the respective CDO structures. As they are senior to all the debt obligations of the respective CDOs and the fair value of each of the CDOs’ total investments exceeded the fair value of each of the CDOs’ derivative liabilities, no credit valuation adjustments were recorded. An aggregate notional balance of $165.2 million were assets at period end and therefore are subject to the counterparty’s credit risk. No adjustments have been made to the fair value quotations received related to credit risk as a result of the counterparty’s “AA” credit rating. Newcastle’s significant derivative counterparties include Bank of America, Credit Suisse and Wells Fargo.

(F)	Assets held within CDOs and other non-recourse structures are not available to satisfy obligations outside of such financings, except to the extent Newcastle receives net cash flow distributions from such structures. Furthermore, creditors or beneficial interest holders of these structures have no recourse to the general credit of Newcastle. Therefore, Newcastle’s exposure to the economic losses from such structures is limited to its invested equity in them and economically their book value cannot be less than zero. As a result, the fair value of Newcastle’s net investments in these non-recourse financing structures is equal to the present value of their expected future net cash flows.

(G)	Newcastle notes that the unrealized gain on the liabilities within such structures cannot be fully realized.

(H)	The notional amount represents the total unpaid principal balance of the mortgage loans on which Newcastle is entitled to receive 65% of the excess mortgage servicing amount on performing loans.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2012

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

The following table summarizes such financial assets and liabilities measured at fair value on a recurring basis at March 31, 2012:

			Fair Value
	Principal Balance or Notional Amount	Carrying Value	Level 2	Level 3A	Level 3B	Total
Assets:
Real estate securities, available-for-sale:
CMBS	$1,502,244	$1,187,445	$—	$1,008,497	$178,948	$1,187,445
REIT debt	120,288	122,857	122,857	—	—	122,857
ABS - subprime	255,524	132,033	—	62,231	69,802	132,033
ABS - other real estate	51,741	37,051	—	30,950	6,101	37,051
FNMA / FHLMC	226,808	240,624	240,624	—	—	240,624
CDO	206,323	64,879	—	60,901	3,978	64,879
Real estate securities total	$2,362,928	$1,784,889	$363,481	$1,162,579	$258,829	$1,784,889
Investments in Excess MSRs (1)	$9,434,272	$42,587	$—	$—	$42,587	$42,587
Derivative assets:
Interest rate caps, treated as hedges	$122,755	$1,029	$1,029	$—	$—	$1,029
Interest rate caps, not treated as hedges	42,428	803	803	—	—	803
Derivative assets total	$165,183	$1,832	$1,832	$—	$—	$1,832

Liabilities:
Derivative Liabilities:
Interest rate swaps, treated as hedges	$832,767	$81,618	$81,618	$—	$—	$81,618
Interest rate swaps, not treated as hedges	306,077	27,156	27,156	—	—	27,156
Derivative liabilities total	$1,138,844	$108,774	$108,774	$—	$—	$108,774

(1)	The notional amount represents the total unpaid principal balance of the mortgage loans on which Newcastle is entitled to receive 65% of the excess mortgage servicing amount on performing loans.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2012

(dollars in thousands, except share data)

Newcastle’s investments in instruments (excluding the Excess MSRs, see below) measured at fair value on a recurring basis using Level 3 inputs changed during the three months ended March 31, 2012 as follows:

	Level 3A
	CMBS		ABS		Equity/Other
	Conduit	Other	Subprime	Other	Securities	Total
Balance at December 31, 2011	$816,283	$132,435	$66,141	$31,188	$52,047	$1,098,094
Transfers (A)
Transfers from Level 3B	6,056	—	—	—	—	6,056
Transfers into Level 3B	—	(14,105)	(11,057)	—	—	(25,162)
Total gains (losses) (B)
Included in net income (C)	(1)	—	—	—	—	(1)
Included in other comprehensive income (loss)	62,865	3,324	870	1,087	8,173	76,319
Amortization included in interest income	7,882	331	1,122	(83)	1,194	10,446
Purchases, sales and settlements
Purchases	6,007	—	8,682	—	—	14,689
Proceeds from sales	—	—	—	—	—	—
Proceeds from repayments	(11,965)	(615)	(3,527)	(1,242)	(513)	(17,862)
Balance at March 31, 2012	$887,127	$121,370	$62,231	$30,950	$60,901	$1,162,579

	Level 3B
	CMBS		ABS		Equity/Other
	Conduit	Other	Subprime	Other	Securities	Total
Balance at December 31, 2011	$140,622	$39,478	$62,481	$6,919	$3,939	$253,439
Transfers (A)
Transfers from Level 3A	—	14,105	11,057	—	—	25,162
Transfers into Level 3A	(6,056)	—	—	—	—	(6,056)
Total gains (losses) (B)
Included in net income (C)	3,634	(329)	1,187	(5)	—	4,487
Included in other comprehensive income (loss)	(8,592)	788	(1,265)	(749)	1	(9,817)
Amortization included in interest income	3,030	157	1,854	79	103	5,223
Purchases, sales and settlements
Purchases	—	—	—	—	—	—
Proceeds from sales	(5,418)	—	(2,215)	—	—	(7,633)
Proceeds from repayments	(2,750)	279	(3,297)	(143)	(65)	(5,976)
Balance at March 31, 2012	$124,470	$54,478	$69,802	$6,101	$3,978	$258,829

(A)	Transfers are assumed to occur at the beginning of the quarter.
(B)	None of the gains (losses) recorded in earnings during the period is attributable to the change in unrealized gains (losses) relating to Level 3 assets still held at the reporting date.
(C)	These gains (losses) are recorded in the following line items in the consolidated statements of income:

	Three Months Ended March 31, 2012
	Level 3 A	Level 3 B
Gain (loss) on settlement of investments, net	$—	$6,437
Other income (loss), net	—	—
OTTI	(1)	(1,950)
Total	$(1)	$4,487
Gain (loss) on settlement of investments, net, from investments transferred into Level 3 during the period	$—	$—

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2012

(dollars in thousands, except share data)

Securities Valuation

As of March 31, 2012, Newcastle’s securities valuation methodology and results are further detailed as follows:

			Fair Value
	Outstanding	Amortized			Internal
	Face	Cost	Multiple	Single	Pricing
Asset Type	Amount (A)	Basis (B)	Quotes (C)	Quote (D)	Models (E)	Total

CMBS	$1,502,244	$1,124,688	$847,838	$160,659	$178,948	$1,187,445
REIT debt	120,288	119,552	77,512	45,345	—	122,857
ABS - subprime	255,524	126,828	44,878	17,353	69,802	132,033
ABS - other real estate	51,741	38,526	30,329	621	6,101	37,051
FNMA / FHLMC	226,808	237,607	153,103	87,521	—	240,624
CDO	206,323	68,343	2,750	58,151	3,978	64,879
Total	$2,362,928	$1,715,544	$1,156,410	$369,650	$258,829	$1,784,889

(A)	Net of incurred losses
(B)	Net of discounts (or gross of premiums) and after OTTI, including impairment taken during the period ended March 31, 2012.
(C)	Management generally obtained pricing service quotations or broker quotations from two sources, one of which was generally the seller (the party that sold us the security). Management selected one of the quotes received as being most representative of fair value and did not use an average of the quotes. Even if Newcastle receives two or more quotes on a particular security that come from non-selling brokers or pricing services, it does not use an average because management believes using an actual quote more closely represents a transactable price for the security than an average level. Furthermore, in some cases there is a wide disparity between the quotes Newcastle receives. Management believes using an average of the quotes in these cases would generally not represent the fair value of the asset. Based on Newcastle’s own fair value analysis using internal models, management selects one of the quotes which is believed to more accurately reflect fair value. Newcastle never adjusts quotes received. These quotations are generally received via email and contain disclaimers which state that they are “indicative” and not “actionable” – meaning that the party giving the quotation is not bound to actually purchase the security at the quoted price.
(D)	Management was unable to obtain quotations from more than one source on these securities. The one source was generally the seller (the party that sold us the security) or a pricing service.
(E)	Securities whose fair value was estimated based on internal pricing models are further detailed as follows:

					Assumption Ranges
	Amortized Cost	Fair	Impairment Recorded In Current	Unrealized Gains (Losses) in Accumulated	Discount	Prepayment	Default	Loss
	Basis (B)	Value	Period	OCI	Rate	Speed (F)	Rate	Severity
CMBS - Conduit	$107,431	$124,470	$1,471	$17,039	12%	N/A	5%-100%	16%-100%
CMBS - Large loan / single borrower	56,728	54,478	—	(2,250)	1%-12%	N/A	0%-100%	0%-100%
ABS - subprime	61,006	69,802	479	8,796	8%	0%-11%	24%-87%	60%-100%
ABS - other RE	8,641	6,101	—	(2,540)	8%	1%-4%	33%-63%	79%-95%
CDO	4,261	3,978	—	(283)	14%	4%	17%	83%
Total	$238,067	$258,829	$1,950	$20,762

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

MARCH 31, 2012

(dollars in thousands, except share data)

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

The following tables summarize certain information for real estate related loans and residential mortgage loans held-for-sale as of March 31, 2012:

					Significant Input Ranges
Loan Type	Outstanding Face Amount	Carrying Value	Fair Value	Valuation Allowance/ (Reversal) In Current Year	Discount Rate	Loss Severity
Mezzanine	$584,234	$462,197	$468,556	$(733)	8.0% -15.0%	0.0% - 100.0%
Bank Loan	295,638	183,526	183,660	(11,299)	8.4% - 24.9%	0.0% - 70.0%
B-Note	187,017	162,635	162,635	1,550	6.3% - 15.0%	0.0%
Whole Loan	30,460	30,460	30,478	—	5.1% - 7.1%	0.0% - 15.0%
Total Real Estate Related Loans Held-for-Sale, Net	$1,097,349	$838,818	$845,329	$(10,482)

					Significant Input Ranges
Loan Type	Outstanding Face Amount	Carrying Value	Fair Value	Valuation Allowance/ (Reversal) In Current Year	Discount Rate	Prepayment Speed	Default Rate	Loss Severity
Non-securitized Manufactured Housing Loans Portfolio I	$711	$193	$193	$5	39.1%	0.0%	52.9%	75.0%
Non-securitized Manufactured Housing Loans Portfolio II	3,985	2,582	2,582	(202)	15.5%	5.0%	6.6%	80.0%
Total Residential Mortgage Loans Held-for-Sale, Net	$4,696	$2,775	$2,775	$(197)

Loans which Newcastle has the intent and ability to hold into the foreseeable future are classified as held-for-investment. Loans held-for-investment are carried at the aggregate unpaid principal balance adjusted for any unamortized premium or discount, deferred fees or expenses, an allowance for loan losses, charge-offs and write-downs for impaired loans.

The following table summarizes certain information for residential mortgage loans held-for-investment as of March 31, 2012:

					Significant Input Ranges
Loan Type	Outstanding Face Amount	Carrying Value	Fair Value	Valuation Allowance/ (Reversal) In Current Year	Discount Rate	Prepayment Speed	Constant Default Rate	Loss Severity
Securitized Manufactured Housing Loans Portoflio I	$130,488	$108,839	$109,875	$680	9.5%	3.0%	4.0%	75.0%
Securitized Manufactured Housing Loans Portfolio II	171,858	168,837	165,691	1,069	7.6%	5.0%	3.5%	80.0%
Residential Loans	59,419	43,671	44,616	(101)	4.7%-7.8%	0.0%-5.0%	0.0%-3.0%	0.0%-50.0%
Total Residential Mortgage Loans, Held-for-Investment, Net	$361,765	$321,347	$320,182	$1,648

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2012

(dollars in thousands, except share data)

Excess MSRs Valuation

Fair value estimates of Newcastle’s Excess MSRs were based on internal pricing models. Significant inputs used in the valuations included expectations of prepayment rates, delinquencies, default rates and recapture rates of the underlying mortgage loans, and discount rates that market participants would use in determining the fair values of servicing assets on similar pools of residential mortgage loans. In addition, in valuing the Excess MSRs, management considered the likelihood of Nationstar being removed as servicer, which likelihood is considered to be remote.

The following table summarizes certain information regarding the inputs used in valuing the Excess MSRs as of March 31, 2012:

	Significant Input Ranges
	Prepayment Rate (A)	Delinquency Rate (B)	Recapture Rate (C)	Excess Mortgage Servicing Amount (D)	Discount Rate
Portfolio I	20.0%	10.0%	35.0%	29 bps	20.0%
Portfolio I - Recapture Agreement	8.0%	10.0%	35.0%	21 bps	20.0%

(A)	Projected annualized weighted average lifetime voluntary and involuntary prepayment rate using a prepayment vector.
(B)	Projected percentage of mortgage loans in the pool that will miss their mortgage payments.
(C)	Percentage of voluntarily prepaid loans that are expected to be refinanced by Nationstar.
(D)	Weighted average mortgage servicing amount in excess of the base mortgage servicing fee.

All of the assumptions listed have some degree of market observability, based on Newcastle’s knowledge of the market, relationships with market participants, and use of common market data sources. Prepayment rates are in the form of “curves” or “vectors” that vary over the expected life of the pool. Newcastle uses assumptions that generate its best estimate of future cash flows for each Excess MSR investment.

The prepayment vector specifies the percentage of the collateral balance that is expected to voluntarily and involuntarily (i.e. default) pay off at each point in the future. The prepayment vector is based on projections that consider factors such as the underlying borrower’s FICO score, loan-to-value ratio, debt-to-income ratio, vintage on a loan level basis, as well as the potential effect on loans eligible for the Home Affordable Refinance Program 2.0 (“HARP 2.0”). This vector is scaled up or down to match recent collateral-specific prepayment experience, as obtained from remittance reports, market data services and other market factors.

Delinquency rates are based on recent pool-specific experience of loans that misled their most recent mortgage payments, with additional consideration given to the current “pipeline” of loans that are 30 days or more delinquent, in foreclosure, or are real estate owned (REO).

Recapture rates are based on recent actual average recapture rates experienced by Nationstar on similar GSE mortgage loan pools.

For existing mortgage pools, excess mortgage servicing amount projections are based on actual mortgage servicing amount. For loans that are yet to be refinanced by Nationstar, Newcastle considers the excess mortgage servicing amount on loans recently originated by Nationstar and generally assumes lower excess mortgage servicing amount than the historic experience.

The discount rates Newcastle uses are derived from a range of observable pricing on mortgage servicing assets backed by similar collateral.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2012

(dollars in thousands, except share data)

Newcastle’s MSRs investments measured at fair value on a recurring basis using Level 3B inputs changed during the period ended March 31, 2012 as follows:

	Level 3B
	Portfolio I	Portfolio I - Recapture Agreement	Total
Balance at December 31, 2011	$37,637	$6,334	$43,971
Transfers (A)
Transfers from Level 3	—	—	—
Transfers into Level 3	—	—	—
Total gains (losses)
Included in net income (B)	1,215	1	1,216
Amortization included in interest income	2,037	—	2,037
Purchases, sales and settlements
Purchase adjustments	(150)	(28)	(178)
Proceeds from sales	—	—	—
Proceeds from repayments	(4,459)	—	(4,459)
Balance at March 31, 2012	$36,280	$6,307	$42,587

(A)	Transfers are assumed to occur at the beginning of the quarter.
(B)	The gains (losses) recorded in earnings during the period are attributable to the change in unrealized gains (losses) relating to Level 3 assets still held at the reporting dates. These gains(losses) are recorded in “Other Income (Loss)” in the consolidated statement of income.

Newcastle has various processes and controls in place to ensure that fair value is reasonably estimated. With respect to the broker and pricing service quotations, to ensure these quotes represent a reasonable estimate of fair value, Newcastle’s quarterly procedures include a comparison to the outputs generated from its internal pricing models and transactions Newcastle has completed with respect to these securities, as well as on its knowledge and experience of these markets. With respect to fair value estimates generated based on Newcastle’s internal pricing models, Newcastle’s management validates the inputs and outputs of the internal pricing models by comparing them to available independent third party market parameters and models for reasonableness. Newcastle believes its valuation methods and the assumptions used are appropriate and consistent with other market participants.

Fair value measurements categorized within Level 3 are sensitive to changes in the assumptions or methodology used to determine fair value and such changes could result in a significant increase or decrease in the fair value. For Newcastle’s investments in real estate securities, real estate related loans and residential mortgage loans categorized within Level 3 of the fair value hierarchy, the significant unobservable inputs include the discount rates, assumptions relating to prepayments, default rates and loss severities. Significant increases (decreases) in any of the discount rates, default rates or loss severities in isolation would result in a significantly lower (higher) fair value measurement. The impact of changes in prepayment speeds would have differing impacts on fair value, depending on the seniority of the investment. Generally, a change in the default assumption is generally accompanied by directionally similar changes in the assumptions used for the loss severity and the prepayment speed. For Newcastle’s investments in Excess MSRs, significant unobservable inputs include the discount rate, assumptions relating to prepayments, default rates, delinquency rates, recapture rates and excess mortgage servicing amount. Significant increases (decreases) in the discount rates, prepayments, default rates or delinquency rates in isolation would result in a significantly lower (higher) fair value measurement, whereas significant increases (decreases) in the recapture rates or excess mortgage servicing amount in isolation would result in a significantly higher (lower) fair value measurement. Generally, a change in the default assumption is accompanied by directionally similar changes in the assumptions used for the loss severity and the prepayment speed.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2012

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

		Fair Value
		March 31,	December 31,
	Balance sheet location	2012	2011

Derivative Assets
Interest rate caps, designated as hedges	Derivative Assets	$1,029	$1,092
Interest rate caps, not designated as hedges	Derivative Assets	803	862
		$1,832	$1,954
Derivative Liabilities
Interest rate swaps, designated as hedges	Derivative Liabilities	$81,618	$90,025
Interest rate swaps, not designated as hedges	Derivative Liabilities	27,156	29,295
		$108,774	$119,320

The following table summarizes information related to derivatives:

	March 31, 2012	December 31, 2011
Cash flow hedges
Notional amount of interest rate swap agreements	$832,767	$848,434
Notional amount of interest rate cap agreements	122,755	104,205
Amount of (loss) recognized in OCI on effective portion	(61,763)	(69,908)
Deferred hedge gain (loss) related to anticipated financings, which have subsequently occurred, net of amortization	284	299
Deferred hedge gain (loss) related to dedesignation, net of amortization	(1,059)	(893)
Expected reclassification of deferred hedges from AOCI into earnings over the next 12 months	1,745	1,688

Expected reclassification of current hedges from AOCI into earnings over the next 12 months	(33,762)	(35,348)

Non-hedge Derivatives
Notional amount of interest rate swap agreements	306,077	316,600
Notional amount of interest rate cap agreements	42,428	36,428

The following table summarizes gains (losses) recorded in relation to derivatives:

		Three Months Ended March 31,
	Income statement location	2012	2011
Cash flow hedges
Gain (loss) on the ineffective portion	Other income (loss)	$30	$283
Gain (loss) immediately recognized at dedesignation	Gain (loss) on sale of investments; Other income (loss)	(276)	(5,315)
Amount of gain (loss) reclassified from AOCI into income, related to effective portion	Interest expense	(10,646)	(21,191)
Deferred hedge gain reclassified from AOCI into income, related to anticipated financings	Interest expense	15	14
Deferred hedge gain (loss) reclassified from AOCI into income, related to effective portion of dedesignated hedges	Interest expense	442	719
Non-hedge derivatives gain (loss)	Other income (loss)	2,056	4,831

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2012

(dollars in thousands, except share data)

Liabilities for Which Fair Value is Only Disclosed

The following table summarizes the level of the fair value hierarchy, valuation techniques and inputs used for estimating each class of liabilities not measured at fair value in the statement of financial position but for which fair value is disclosed:

Type of Liabilities Not Measured At Fair Value for Which Fair Value Is Disclosed	Fair Value Hierarchy	Valuation Techniques and Significant Inputs
CDO bonds payable	Level 3

Valuation technique is based on discounted cash flow.

Significant inputs include:

• Underlying security and loan prepayment, default and cumulative loss expectations

• Amount and timing of expected future cash flows

• Market yields and credit spreads implied by comparisons to transactions of similar tranches of CDO debt by the varying levels of subordination

Other bonds and notes payable	Level 3

Valuation technique is based on discounted cash flow.

Significant inputs include:

• Amount and timing of expected future cash flows

• Interest rates

• Broker quotation

• Market yields and credit spreads implied by comparisons to transactions of similar tranches of securitized debt by the varying levels of subordination

Repurchase agreements	Level 2	Valuation technique is based on market comparables. Significant inputs include: • Amount and timing of expected future cash flows • Interest rates • Collateral funding spreads
Junior subordinated notes payable	Level 3	Valuation technique is based on discounted cash flow. Significant inputs include: • Amount and timing of expected future cash flows • Interest rates • Market yields and the credit spread of Newcastle

7. EQUITY AND EARNINGS PER SHARE

Newcastle is required to present both basic and diluted earnings per share (“EPS”). Basic EPS is calculated by dividing net income available for common stockholders by the weighted average number of shares of common stock outstanding during each period. Diluted EPS is calculated by dividing net income available for common stockholders by the weighted average number of shares of common stock outstanding plus the additional dilutive effect of common stock equivalents during each period. Newcastle’s common stock equivalents are its outstanding stock options. During the three months ended March 31, 2012 and 2011, based on the treasury stock method, Newcastle had 489,093 and 8,886 dilutive common stock equivalents, respectively, resulting from its outstanding options. Net income available for common stockholders is equal to net income less preferred dividends.

In April 2012, Newcastle issued 18,975,000 shares of its common stock in a public offering at a price to the public of $6.22 per share for net proceeds of approximately $115.2 million. For the purpose of compensating the Manager for its successful efforts in raising capital for Newcastle, in connection with this offering, Newcastle granted options to the Manager to purchase 1,897,500 shares of Newcastle’s common stock at the public offering price, which had a fair value of approximately $5.6 million as of the grant date. The assumptions used in valuing the options were: a 1.3% risk-free rate, a 12.9% dividend yield, 149.4% volatility and a 4.7 year expected term.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2012

(dollars in thousands, except share data)

As of March 31, 2012, Newcastle’s outstanding options were summarized as follows:

Held by the Manager	5,998,947
Issued to the Manager and subsequently transferred to certain of the Manager’s employees	798,162
Issued to the independent directors	16,000
Total	6,813,109

8. COMMITMENTS AND CONTINGENCIES

Litigation — Newcastle is, from time to time, a defendant in legal actions from transactions conducted in the ordinary course of business. Management, after consultation with legal counsel, believes the ultimate liability arising from such actions, individually and in the aggregate, that existed at March 31, 2012, if any, will not materially affect Newcastle’s consolidated results of operations or financial position.

Contingent Gain in CDOs — Newcastle cannot economically lose more than its investment amount in any given non-recourse financing structure. Therefore, impairment recorded in excess of such investment, which results in negative GAAP book value for a given non-recourse financing structure, cannot economically be incurred. For non-recourse financing structures with negative GAAP book value, the aggregate negative GAAP book value will eventually be recorded as an increase to GAAP book value. As of March 31, 2012, Newcastle has recorded $121.7 million of losses in its CDOs in excess of its economic exposure which must eventually be reversed through amortization, sales at gains, or as reductions to accumulated deficit at the deconsolidation or termination of the CDOs.

9. GAIN (LOSSES) ON SETTLEMENT OF INVESTMENTS, NET AND OTHER INCOME (LOSS), NET

These items are comprised of the following:

	Three Months Ended March 31,
	2012	2011
Gain (loss) on settlement of investments, net
Gain on settlement of real estate securities	$6,772	$34,157
Loss on settlement of real estate securities	(335)	(1,785)
Gain on repayment/disposition of loans held-for-sale	—	1,720
Loss on repayment /disposition of loans held-for sale	(1,614)	—
	$4,823	$34,092
Other income (loss), net
Gain (loss) on non-hedge derivative instruments	$2,056	$4,831
Unrealized (loss) recognized at de-designation of hedges	(276)	(5,315)
Increase in fair value of investments in excess mortgage servicing rights	1,216	—
Hedge ineffectiveness	30	283
Collateral management fee income, net	513	536
Other income (loss)	647	—
	$4,186	$335

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2012

(dollars in thousands, except share data)

10. SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES RELATED TO CDOs

Newcastle considers all activity in its CDOs’ restricted cash accounts to be non-cash activity for purposes of its consolidated statement of cash flows since transactions conducted with restricted cash have no effect on its cash and cash equivalents. Supplemental non-cash investing and financing activities relating to CDOs are disclosed below:

	Three Months Ended March 31,
	2012	2011
Restricted cash generated from sale of securities	$13,965	$61,052
Restricted cash generated from paydowns on securities and loans	$60,466	$211,786
Restricted cash used for purchases of real estate securities	$14,689	$126,163
Restricted cash used for purchases of real estate related loans	$45,481	$111,667
Restricted cash used for repayments of CDO bonds payable	$7,710	$54,104
Restricted cash used for repurchases of derivative instruments	$168	$—

11. RECENT ACTIVITIES

These financial statements include a discussion of material events that have occurred subsequent to March 31, 2012 (referred to as “subsequent events”) through the issuance of these consolidated financial statements. Events subsequent to that date have not been considered in these financial statements.

On March 6, 2012, Newcastle entered into definitive agreements to acquire an investment in Excess MSRs in connection with Nationstar’s acquisition of mortgage servicing assets from Aurora Bank FSB, a subsidiary of Lehman Brothers Bancorp Inc. Newcastle expects to invest approximately $170 million to acquire an approximately 65% interest in the Excess MSRs on a portfolio of residential mortgage loans with an outstanding principal balance of approximately $63 billion, comprised of approximately 75% non-conforming loans in private label securitizations and approximately 25% conforming loans in GSE pools. Nationstar will co-invest pari passu with Newcastle in approximately 35% of the Excess MSRs and will be the servicer of the loans performing all servicing and advancing functions, and retaining the ancillary income, servicing obligations and liabilities as the servicer. Under the terms of this investment, to the extent that any loans in the portfolio are refinanced by Nationstar, the resulting Excess MSRs will be shared pro rata by Newcastle and Nationstar, subject to certain limitations. The investment is expected to close in the second quarter of 2012 and is subject to regulatory and third-party approvals.

In March 2012, Newcastle repurchased $30.0 million face amount of Newcastle CDO bonds for $9.2 million. As a result, Newcastle extinguished $30.0 million of CDO debt and recorded a gain on extinguishment of debt of $20.7 million in the first quarter of 2012.

See Note 7 regarding the public offering of Newcastle’s common stock in April 2012.

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

We currently own a diversified portfolio of credit sensitive real estate debt investments, including securities and loans, and other real estate debt investments such as Excess MSRs. Our portfolio of real estate securities includes commercial mortgage backed securities (CMBS), senior unsecured debt issued by REITs, real estate related asset backed securities (ABS), and FNMA/FHLMC securities. Mortgage backed securities are interests in or obligations secured by pools of mortgage loans. We generally target investments rated A through BB, except for our FNMA/FHLMC securities, which have an implied AAA rating. We also own, directly and indirectly, interests in loans and pools of loans, including real estate related loans, commercial mortgage loans, residential mortgage loans, manufactured housing loans, and subprime mortgage loans.

We employ leverage as part of our investment strategy. We do not have a predetermined target debt to equity ratio as we believe the appropriate leverage for the particular assets we are financing depends on the credit quality of those assets. As of March 31, 2012, we had complied with the general investment guidelines adopted by our board of directors that limit total leverage. We utilize leverage for the sole purpose of financing our portfolio and not for the purpose of speculating on changes in interest rates.

We strive to maintain access to a broad array of capital resources in an effort to insulate our business from potential fluctuations in the availability of capital. We seek to utilize multiple forms of financing, including collateralized debt obligations (CDOs), other securitizations, term loans, and trust preferred securities, as well as short term financing in the form of loans and repurchase agreements. As we discuss in more detail under “–Market Considerations” below, while market conditions have improved meaningfully since 2008, the current conditions continue to reduce the array of capital resources available to us and have made the terms of capital resources we are able to obtain generally less favorable to us relative to the terms we were able to obtain prior to the onset of challenging conditions. Specifically, the economic environments and capital markets have become volatile in recent months. That said, we have recently been able to access more types of capital – and on better terms – than we had been able to access during 2008 and 2009.

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

For the Three Months Ended March 31,	Non-Recourse CDOs	Unlevered CDOs	Unlevered Excess MSRs	Non-Recourse Other	Recourse	Unlevered Other	Corporate	Inter-segment Elimination	Total
2012	$54,402	$115	$2,037	$18,426	$814	$523	$51	$(1,469)	$74,899
2011	$54,828	$11	$—	$17,481	$147	$482	$20	$(766)	$72,203

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

From mid-2007 through early 2009, credit spreads widened substantially. One of the key drivers of the widening of credit spreads over these years was the continued disruption and liquidity concerns throughout the credit markets. The severity and scope of the disruption intensified meaningfully during the fourth quarter of 2008 and the first quarter of 2009. In the latter part of 2009, credit spreads tightened substantially and continued to tighten in 2010 and the first half of 2011. However, credit spreads have widened since the third quarter of 2011, reflecting the challenging economic environment. These changes in credit spreads caused the net unrealized gains on our securities to increase during the first half of 2011, but these increases were reversed and resulted in net unrealized losses in the second half of 2011. Market conditions improved moderately in the first quarter of 2012 but remain challenging and could change rapidly. We cannot predict how recent or future changes in market conditions will affect our business.

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

Recent conditions in the credit markets have impaired our ability to match fund investments. During the past several years, financing in the form of securitizations or other long-term non-recourse structures not subject to margin requirements was generally not available or economical, and it remains difficult to obtain under current market conditions. Lenders have generally tightened their underwriting standards and increased their margin requirements, resulting in a decline in the overall amount of leverage available to us and an increase in our borrowing costs. These conditions make it highly likely that we will have to use less efficient forms of financing for any new investments, which will likely require a larger portion of our cash flows to be put toward making the initial investment and thereby reduce the amount of cash available for distribution to our stockholders and funds available for operations and investments, and which will also likely require us to assume higher levels of risk when financing our investments. Moreover, financial market conditions remain volatile and have been adversely affected by the unrest in the Middle East, the earthquake in Japan, the European financial crisis, continuing weakness in the U.S. job market and concern about the United States’ level of indebtedness. Volatility in equity markets could impair our ability to raise debt or equity capital or otherwise finance our business.

We believe that the current environment has created an attractive opportunity to invest in MSRs. Specifically:

•	changes in the regulatory treatment of MSRs for financial institutions subject to Basel III, a revision to the global regulatory capital and liquidity framework for banks, which will impose increased regulatory capital costs on banks for owning MSRs;
•	elevated borrower delinquencies and defaults experienced over the last few years, and increased regulatory oversight, has led to substantially higher costs for mortgage servicers and negatively impacted their profitability; and
•	mortgage servicing has become less attractive to many financial institutions due to increasingly negative publicity and heightened government and regulatory scrutiny.

These dynamics resulted in a pipeline of MSRs for sale by banks to non-bank servicers, as these institutions are under pressure to exit or reduce their exposure to the mortgage servicing business. As a result, we believe that this relative oversupply of MSRs, combined with a historically low interest rate environment and a challenging credit market, have contributed to an availability of MSRs that are attractively priced. We closed on our first investment in Excess MSRs in December 2011 and are exploring opportunities to acquire additional Excess MSRs that provide attractive risk-adjusted returns.

Liquidity

Credit and liquidity conditions improved during 2010 and 2011, and the early part of 2012 relative to the conditions experienced during the recent financial crisis. That said, the challenging credit and liquidity conditions that we experienced during the financial crisis continue to adversely affect us and the markets in which we operate in a number of ways. For example, these conditions have reduced the market trading activity for many real estate securities and loans, resulting in less liquid markets for those securities and loans. As the securities held by us and many other companies in our industry are marked to market at the end of each quarter, the decreased liquidity and concern over market conditions have resulted in significant reductions in mark to market valuations of many real estate securities and loans and the collateral underlying them, as well as volatility and uncertainty with respect to such valuations. These lower valuations, and decreased expectations of future cash flows, have affected us by, among other things:

•	decreasing our net book value;
•	contributing to our decision to record significant impairment charges; and
•	reducing the amount, which we refer to as “cushion”, by which we satisfy the over collateralization and interest coverage tests of our CDOs (sometimes referred to as CDO “triggers”) or contributing to several of our CDOs failing their over collateralization tests (see “– Liquidity and Capital Resources” and “– Debt Obligations” below).

Failed CDO triggers, impairments resulting from incurred losses, and asset sales made at prices significantly below face amount while the related debt is being repaid at its full face amount, as well as the retention of cash, could further contribute to reductions in future earnings, cash flow and liquidity.

With respect to dividends, we have paid all dividends on our preferred stock through April 30, 2012. We declared a quarterly dividend of $0.20 per common share for the first quarter of 2012, which was paid in April 2012. We may elect to adjust or not to pay any future dividend payments to reflect our current and expected cash from operations or to satisfy future liquidity needs.

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

The VIEs in which we have a significant interest include (i) our CDOs, and (ii) our manufactured housing loan financing structures. Currently, we do not have the power to direct the relevant activities of CDO V, as a result of the event of default which allows us to be removed as collateral manager of CDO V and prevents us from purchasing or selling collateral within

CDO V, and therefore we have deconsolidated CDO V as of June 17, 2011. Similar events of default in the future, if they occur, could cause us to deconsolidate additional financing structures. Our manufactured housing loan financing structures are consolidated. However, we completed two securitization transactions to refinance our Manufactured Housing Loan Portfolios I and II. We analyzed the securitizations under the applicable accounting guidance and concluded that the securitization transactions should be accounted for as secured borrowings. As a result, we continue to recognize the portfolios of manufactured housing loans as pledged assets, which have been classified as loans held-for-investment at securitization, and recorded the notes issued to third parties as secured borrowings.

Our subprime securitizations are also considered VIEs, but we do not control their activities and no longer receive a significant portion of their returns. These subprime securitizations were not consolidated under the current or prior guidance.

In addition, our investments in CMBS, CDO securities and loans may be deemed to be variable interests in VIEs, depending on their structure. We are not obligated to provide, nor have we provided, any financial support to these VIEs. We monitor these investments and, to the extent we determine that we potentially own a majority of the currently controlling class, analyze them for potential consolidation. As of March 31, 2012, we have not consolidated these potential VIEs due to the determination that, based on the nature of our investments and the provisions governing these structures, we do not have the power to direct the activities that most significantly impact their economic performance.

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

See Note 6 to our consolidated financial statements in Part I, Item 1, “Financial Statements and Supplementary Data” for information regarding the fair value of our investments, and its estimation methodology, as of March 31, 2012.

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

We generally classify the broker and pricing service quotations we receive as level 3A inputs, except for certain liquid securities. They are quoted prices in generally inactive and illiquid markets for identical or similar securities. These quotations are generally received via email and contain disclaimers which state that they are “indicative” and not “actionable” – meaning that the party giving the quotation is not bound to actually purchase the security at the quoted price. These quotations are generally based on models prepared by the brokers and we have little visibility into the inputs they use. Based on quarterly procedures we have performed with respect to quotations received from these brokers, including comparison to the outputs generated from our internal pricing models and transactions we have completed with respect to these securities, as well as on our knowledge and experience of these markets, we have generally determined that these quotes represent a reasonable estimate of fair value. For the $1.5 billion carrying value of securities valued using quotations as of March 31, 2012, a 100 basis point change in credit spreads would impact estimated fair value by approximately $60.2 million.

Our estimation of the fair value of level 3B assets (as described below) involves significant judgment. We validated the inputs and outputs of our models by comparing them to available independent third party market parameters and models for reasonableness. We believe the assumptions we used are within the range that a market participant would use, and factor in the liquidity conditions currently in the markets. In the first three months of 2012, the inputs to our models, including discount rates, prepayment speeds, default rates and severity assumptions, have generally remained consistent with the assumptions used at year-end, other than certain modifications we have made to the assumptions to reflect conditions relevant to specific assets.

For CMBS and ABS securities valued with internal models, which have an aggregate fair value of $254.9 million as of March 31, 2012, a 10% unfavorable change in our assumptions would result in the following decreases in such aggregate fair value (in thousands):

	CMBS	ABS
Outstanding face amount	$342,885	$176,301

Fair value	$178,948	$75,903

Effect on fair value with 10% unfavorable change in:
Discount rate	$(4,586)	$(2,562)
Prepayment rate	N/A	$(577)
Default rate	$(8,421)	$(4,394)
Loss severity	$(5,400)	$(7,527)

This sensitivity analysis is hypothetical and should be used with caution. In particular, the results are calculated by stressing a particular economic assumption independent of changes in any other assumption; in practice, changes in one factor may result in changes in another, which might counteract or amplify the sensitivities. Also, changes in the fair value based on a 10% variation in an assumption generally may not be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear.

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

As of March 31, 2012, we had 26 securities, with a carrying amount of $146.5 million, that had been downgraded during the three months ended March 31, 2012, and recorded a net other-than-temporary impairment charge of $1.3 million on these securities in 2012. However, we do not depend on credit ratings in underwriting our securities, either at acquisition or on an ongoing basis. As mentioned above, a credit rating downgrade is one factor that we monitor and consider in our analysis regarding other-than-temporary impairment, but it is not determinative. Our securities generally benefit from the support of one or more subordinate classes of securities or equity or other forms of credit support. Therefore, credit rating downgrades, even to the extent they relate to an expectation that a securitization we have invested in, on an overall basis, has credit issues, may not ultimately impact cash flow estimates for the class of securities in which we are invested.

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

Revenue Recognition on Investments in Excess Mortgage Servicing Rights

Investments in Excess MSRs are aggregated into pools as applicable; each pool of Excess MSRs is accounted for in the aggregate. Interest income for Excess MSRs is accreted on an effective yield or “interest” method, based upon the expected excess servicing income through the expected life of the underlying mortgages. Changes to expected cash flows result in a cumulative retrospective adjustment, which will be recorded in the period in which the change in expected cash flows occurs. Under the retrospective method, the interest income recognized for a reporting period would be measured as the difference between the amortized cost basis at the end of the period and the amortized cost basis at the beginning of the period, plus any cash received during the period. The amortized cost basis is calculated as the present value of estimated future cash flows using an effective yield, which is the yield that equates all past actual and current estimated future cash flows to the initial investment. In addition, our policy is to recognize interest income only on Excess MSRs in existing eligible underlying mortgages. The difference between the fair value of Excess MSRs and their amortized cost basis is recorded as “Other Income” or “Other Losses”, as applicable. Fair value is generally determined by discounting the expected future cash flows using discount rates that incorporate the market risks and liquidity premium specific to the Excess MSRs, and therefore may differ from their effective yields.

The following tables summarize the estimated change in fair value of the Excess MSRs as of March 31, 2012 given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate (dollars in thousands):

Fair value at March 31, 2012	$42,587

Discount rate shift in %	-20%	-10%	+10%	+20%
Estimated fair value	$47,020	$44,668	$40,733	$39,072
Change in estimated fair value:
Amount	$4,433	$2,081	$(1,854)	$(3,515)
%	10.4%	4.9%	-4.4%	-8.3%

Prepayment rate shift in %	-20%	-10%	+10%	+20%
Estimated fair value	$47,111	$44,762	$40,568	$38,690
Change in estimated fair value:
Amount	$4,524	$2,175	$(2,019)	$(3,897)
%	10.6%	5.1%	-4.7%	-9.2%

Delinquency rate shift in %	-20%	-10%	+10%	+20%
Estimated fair value	$43,727	$43,157	$42,017	$41,447
Change in estimated fair value:
Amount	$1,140	$570	$(570)	$(1,140)
%	2.7%	1.3%	-1.3%	-2.7%

Recapture rate shift in %	-20%	-10%	+10%	+20%
Estimated fair value	$41,351	$41,966	$43,176	$43,723
Change in estimated fair value:
Amount	$(1,236)	$(621)	$589	$1,136
%	-2.9%	-1.5%	1.4%	2.7%

This sensitivity analysis is hypothetical and should be used with caution. In particular, the results are calculated by stressing a particular economic assumption independent of changes in any other assumption; in practice, changes in one factor may result in changes in another, which might counteract or amplify the sensitivities. Also, changes in the fair value based on a 10% variation in an assumption generally may not be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear.

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

Recent Accounting Pronouncements

In May 2011, the FASB issued new guidance regarding the measurement and disclosure of fair value, which become effective for Newcastle on January 1, 2012. The adoption of this guidance did not have a material effect on Newcastle’s financial position, liquidity, or results of operations.

In June 2011, the FASB issued a new accounting standard that eliminates the current option to report other comprehensive income and its components in the statement of stockholders’ equity. Instead, an entity will be required to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. We early-adopted this accounting standard in 2011 and opted to present two separate statements.

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

RESULTS OF OPERATIONS

The following table summarizes the changes in our results of operations for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 (dollars in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2012	2011	Amount	%
Interest income	$74,899	$72,203	$2,696	3.7%
Interest expense	30,165	38,165	(8,000)	(21.0%)
Net interest income	44,734	34,038	10,696	31.4%

Impairment (Reversal)
Valuation allowance (reversal) on loans	(9,031)	(41,307)	32,276	78.1%
Other-than-temporary impairment on securities, net	1,951	4,101	(2,150)	(52.4%)
	(7,080)	(37,206)	30,126	81.0%

Net interest income (loss) after impairment/reversal	51,814	71,244	(19,430)	(27.3%)

Other Income (Loss)
Gain (loss) on settlement of investments, net	4,823	34,092	(29,269)	(85.9%)
Gain on extinguishment of debt	20,743	11,042	9,701	87.9%
Other income (loss), net	4,186	335	3,851	1149.6%
	29,752	45,469	(15,717)	(34.6%)
Expenses
Loan and security servicing expense	1,098	1,060	38	3.6%
General and administrative expense	2,285	1,601	684	42.7%
Management fee to affiliate	4,976	4,189	787	18.8%
	8,359	6,850	1,509	22.0%
Income (loss) from continuing operations	$73,207	$109,863	$(36,656)	(33.4%)

Interest Income

Three months ended March 31, 2012 compared to the three months ended March 31, 2011

Interest income increased by $2.7 million during the three months ended March 31, 2012 compared to the three months ended March 31, 2011 primarily due to a $7.8 million increase in interest income as a result of new investments made, partially offset by a $5.1 million decrease in interest income as a result of the deconsolidation of CDO V in June 2011, paydowns and changes in interest rates.

Interest Expense

Three Months ended March 31, 2012 compared to the three months ended March 31, 2011

Interest expense decreased by $8.0 million primarily due to (i) a $1.6 million decrease in interest expense on debt as a result of the paydowns and repurchases of our CDO debt obligations and the deconsolidation of CDO V, (ii) a $7.0 million decrease in interest expense on derivatives as a result of the termination of interest rate swaps, decreases in swap notional amounts, changes in interest rates and the deconsolidation of CDO V. The decreases described in (i) to (ii) above were partially offset by a $0.6 million increase in interest expense on other bonds payable and repurchase agreements due to the refinancing of our manufactured housing loan portfolios and a higher outstanding balance of repurchase agreement financing on our FNMA/FHLMC securities.

Valuation Allowance on Loans

Three Months ended March 31, 2012 compared to the three months ended March 31, 2011

The valuation allowance (reversal) on loans changed by $32.3 million primarily due to (i) a $31.1 million larger net increase in fair values of our real estate related loans during the three months ended March 31, 2011 compared to the three months ended March 31, 2012 as a result of market conditions improving more in the 2011 period than in the 2012 period and (ii) a $1.2 million larger net reversal of valuation allowance on our manufactured housing loans and residential mortgage loans in the 2011 period than in the 2012 period due to the reclassification of our manufactured housing loan portfolio II and residential mortgage loans from held-for-sale to held-for-investment in May 2011 and September 2011, respectively. This change in fair values and the reclassification impacted the amount of valuation allowance we were able to reverse during those periods.

In addition, the reversal of previously established valuation allowances will likely decline over time as the reversal is subject to (i) a continued improvement in loan valuations and (ii) the amount of previously established allowances that have not yet been reversed.

Other-than-temporary Impairment on Securities, Net

Three months ended March 31, 2012 compared to the three months ended March 31, 2011

The other-than-temporary impairment on securities decreased by $2.2 million primarily due to improved market conditions. We recorded an impairment charge of $1.9 million on 5 securities during the quarter ended March 31, 2012, compared to an impairment charge of $4.1 million on 7 securities during the quarter ended March 31, 2011.

Gain (Loss) on Settlement of Investments, Net

Three months ended March 31, 2012 compared to the three months ended March 31, 2011

The net gain on settlement of investments decreased by $29.3 million as a result of the decreased volume of sales at a gain and repayments of investments. We recorded a net gain of $4.8 million on 10 securities and loans that were sold or paid off during the quarter ended March 31, 2012, compared to a net gain of $34.1 million on 37 securities and loans that were sold or paid off during the quarter ended March 31, 2011.

Gain (Loss) on Extinguishment of Debt

Three months ended March 31, 2012 compared to the three months ended March 31, 2011

The gain on extinguishment of debt increased by $9.7 million due to a higher face amount, somewhat offset by a higher average price of debt, repurchased in the three months ended March 31, 2012 compared to the three months ended March 31, 2011. We repurchased $30.0 million face amount of our own CDO debt at an average price of 30.5% of par during the three months ended March 31, 2012 compared to $12.1 million face amount of CDO bonds repurchased at an average price of 8.9% of par during the three months ended March 31, 2011.

Other Income (Loss), Net

Three months ended March 31, 2012 compared to the three months ended March 31, 2011

Other income increased by $3.9 million primarily due to (i) a $5.0 million decrease in unrealized losses recognized on certain interest rate swap agreements in the quarter ended March 31, 2012 compared to the quarter ended March 31, 2011 as these interest rate swap agreements were de-designated as accounting hedges during the quarter ended March 31, 2011 since the hedged items were considered not probable of occurring, (ii) a $1.2 million increase in the fair value of our investments in Excess MSRs, (iii) a $0.6 million increase in other income related to pay down of certain loans, offset by (iv) a $2.9 million decrease in other income on certain non-hedge interest rate swap agreements due to a smaller net increase in fair value as a result of changes in interest rates in the quarter ended March 31, 2012 compared to the quarter ended March 31, 2011.

Loan and Security Servicing Expense

Loan and security servicing expense remained relatively stable during the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

General and Administrative Expense

Three months ended March 31, 2012 compared to the three months ended March 31, 2011

General and administrative expense increased by $0.7 million primarily due to an increase in professional fees.

Management Fee to Affiliate

Three months ended March 31, 2012 compared to the three months ended March 31, 2011

Management fees increased by $0.8 million primarily due to an increase in gross equity as a result of our public offerings of common stock in March and September of 2011.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments, and other general business needs. Additionally, to maintain our status as a REIT under the Code, we must distribute annually at least 90% of our REIT taxable income. We note that a portion of this requirement may be able to be met in future years through stock dividends, rather than cash, subject to limitations based on the value of our stock. Our primary sources of funds for liquidity consist of net cash provided by operating activities, sales or repayments of investments, potential refinancing of existing debt and the issuance of equity securities, when feasible. We have an effective shelf registration statement with the SEC, which allows us to issue common stock, preferred stock, depositary shares, debt securities and warrants. Our debt obligations are generally secured directly by our investment assets, except for the junior subordinated notes payable.

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

These short-term and long-term expectations are forward-looking and subject to a number of uncertainties and assumptions, which are described below under “–Factors That Could Impact Our Liquidity, Capital Resources and Capital Obligations” as well as Part II, Item 1A, “Risk Factors.” If our assumptions about our liquidity prove to be incorrect, we could be subject to a shortfall in liquidity in the future, and this short-fall may occur rapidly and with little or no notice, which would limit our ability to address the shortfall on a timely basis.

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

Our cash flow provided by operations differs from our net income due to these primary factors: (i) accretion of discount or premium on our real estate securities and loans (including the accrual of interest and fees payable at maturity), discount on our debt obligations, deferred financing costs, and deferred hedge gains and losses, (ii) gains and losses from sales of assets financed with CDOs, (iii) the valuation allowance recorded in connection with our loan assets, as well as other-than-temporary impairment on our securities, (iv) unrealized gains or losses on our non-hedge derivatives, (v) the non-cash gains or losses associated with our early extinguishment of debt, and (vi) net income (loss) generated within CDOs that have failed their over collateralization or interest coverage tests. Proceeds from the sale of assets which serve as collateral for our CDO financings, including gains thereon, are required to be retained in the CDO structure until the related bonds are retired and are, therefore, not available to fund current cash needs outside of these structures.

Update on Liquidity, Capital Resources and Capital Obligations

In April 2012, we raised approximately $115.2 million through a public offering of our common shares.

Certain details regarding our liquidity, current financings and capital obligations as of May 8, 2012 are set forth below:

•	Cash – We had a total of $276.3 million of cash, comprised of $220.7 million of unrestricted cash (of which approximately $170 million was committed for the purchase of an Excess MSR investment, see Note 11 to our consolidated financial statements) and $55.6 million of restricted cash available for reinvestment in our CDOs;

•	Margin Exposure and Recourse Financings – We have margin exposure on a $7.5 million repurchase agreement related to the financing of the Newcastle Class-I MM notes (of which only $1.9 million is recourse) and a $224.1 million repurchase agreement related to the financing of FNMA/FHLMC securities.

The following table compares our recourse financings excluding the junior subordinated notes (in thousands):

Recourse Financings	May 8, 2012	March 31, 2012	December 31, 2011
CDO Securities	$1,879	$1,881	$2,182
Non-FNMA/FHLMC recourse financings	1,879	1,881	2,182
FNMA/FHLMC securities	224,130	226,199	231,012
Total recourse financings	$226,009	$228,080	$233,194

The non-FNMA/FHLMC recourse financings and the FNMA/FHLMC recourse financing will mature in June 2012 and May 2012, respectively.

It is important for readers to understand that our liquidity, available capital resources and capital obligations could change rapidly due to a variety of factors, many of which are beyond our control. Set forth below is a discussion of some of the factors that could impact our liquidity, available capital resources and capital obligations.

Factors That Could Impact Our Liquidity, Capital Resources and Capital Obligations

We refer readers to our discussions in other sections of this report for the following information:

•	For a further discussion of recent trends and events affecting our liquidity, see “– Market Considerations” above;

•	As described above, under “– Update on Liquidity, Capital Resources and Capital Obligations,” we are subject to margin calls in connection with our repurchase agreements;

•	Our match funded investments are financed long term, and their credit status is continuously monitored, which is described under “Quantitative and Qualitative Disclosures About Market Risk — Interest Rate Exposure’’ below. Our remaining investments, generally financed with short term debt or short term repurchase agreements, are also subject to refinancing risk upon the maturity of the related debt. See “Debt Obligations” below; and

•	For a further discussion of a number of risks that could affect our liquidity, access to capital resources and our capital obligations, see Part II, Item 1A, “Risk Factors” above.

In addition to the information referenced above, the following factors could affect our liquidity, access to capital resources and our capital obligations. As such, if their outcomes do not fall within our expectations, changes in these factors could negatively affect our liquidity.

•	Access to Financing from Counterparties – Decisions by investors, counterparties and lenders to enter into transactions with us will depend upon a number of factors, such as our historical and projected financial performance, compliance with the terms of our current credit and derivative arrangements, industry and market trends, the availability of capital and our investors’, counterparties’ and lenders’ policies and rates applicable thereto, and the relative attractiveness of alternative investment or lending opportunities. Recent conditions and events have limited the array of capital resources available to us and made the terms of capital resources we are able to obtain generally less favorable to us relative to the terms we were able to obtain prior to the onset of challenging conditions. Our business strategy is dependent upon our ability to finance our real estate securities, loans and other real estate related assets at rates that provide a positive net spread. Currently, spreads for such liabilities have widened relative to historical levels and demand for such liabilities remains lower than the demand prior to the onset of challenging market conditions.

•	Impact of Rating Downgrades on CDO Cash Flows – Ratings downgrades of assets in our CDOs can negatively impact compliance with the CDOs’ over collateralization tests. Generally, the over collateralization test measures the principal balance of the specified pool of assets in a CDO against the corresponding liabilities issued by the CDO. However, based on ratings downgrades, the principal balance of an asset or of a specified percentage of assets in a CDO may be deemed to be reduced below their current balance to levels set forth in the related CDO documents for purposes of calculating the over collateralization test. As a result, ratings downgrades can reduce the assumed principal balance of the assets used in the over collateralization test relative to the corresponding liabilities in the test, thereby reducing the over collateralization percentage. In addition, actual defaults of assets would also negatively impact compliance with the over collateralization tests. Failure to satisfy an over collateralization test could result in the redirection of cashflows, or, in certain cases, in the potential removal of Newcastle as collateral manager of the affected CDO. See “Debt Obligations” below for a summary of assets on negative watch for possible downgrade in our CDOs.

•	Impact of Expected Repayment or Forecasted Sale on Cash Flows – The timing of and proceeds from the repayment or sale of certain investments may be different than expected or may not occur as expected. Proceeds from sales of assets in the current illiquid market environment are unpredictable and may vary materially from their estimated fair value and their carrying value.

Investment Portfolio

The following summarizes our consolidated investment portfolio at March 31, 2012 (dollars in millions).

	Outstanding Face Amount	Amortized Cost Basis (1)	Percentage of Total Amortized Cost Basis	Carrying Value	Number of Investments	Credit (2)	Weighted Average Life (years) (3)
Investment (7)
I. Real Estate Related Investments Commercial
CMBS	$1,502	$1,125	38.3%	$1,187	196	BB+	4.0
Mezzanine Loans	584	462	15.7%	462	16	73%	2.4
B-Notes	187	163	5.5%	163	6	60%	2.9
Whole Loans	30	30	1.0%	30	3	48%	1.7
CDO Securities (4)	87	68	2.3%	65	3	BB+	3.3
Other Investments (5)	25	25	0.9%	25	1	—	—
Total Commercial Assets	2,415	1,873	63.7%	1,932			3.4

Residential
Manufactured Housing and Residential Mortgage Loans	367	318	10.8%	318	9,721	704	6.5
Subprime Securities	255	127	4.3%	132	63	B	7.0
Real Estate ABS	52	38	1.3%	37	13	B+	8.2
	674	483	16.4%	487			6.8

FNMA/FHLMC securities	227	238	8.1%	240	32	AAA	4.6
Total Residential Assets	901	721	24.5%	727			6.3

Corporate
REIT Debt	120	119	4.1%	123	18	BB+	2.4
Corporate Bank Loans	296	184	6.3%	184	6	CC	2.9
Total Corporate Assets	416	303	10.4%	307			2.8

Total Real Estate Related Investments	3,732	2,897	98.6%	2,966			4.0

II. Excess Mortgage Servicing Rights	43	41	1.4%	43	1	—	6.0
TOTAL / WA	$3,775	$2,938	100.0%	3,009			4.0

Reconciliation to GAAP total assets:
Other assets
Subprime mortgage loans subject to call option (6)				405
Real estate held-for-sale				8
Cash and restricted cash				264
Other				34
GAAP total assets				$3,720

WA – Weighted average, in all tables.

(1)	Net of impairment.
(2)	Credit represents the weighted average of minimum rating for rated assets, the loan-to-value ratio (based on the appraised value at the time of purchase or refinancing) for non-rated commercial assets, or the FICO score for non-rated residential assets and an implied AAA rating for FNMA/FHLMC securities. Ratings provided above were determined by third party rating agencies as of a particular date, may not be current and are subject to change at any time.
(3)	Weighted average life is based on the timing of expected principal reduction on the asset.
(4)	Represents non-consolidated CDO securities, excluding ten securities with a zero value, which had an aggregate face amount of $119 million.
(5)	Represents an equity investment in a real estate owned property.
(6)	Our subprime mortgage loans subject to call option are excluded from the statistics because they result from an option, not an obligation, to repurchase such loans, are noneconomic until such option is exercised, and are offset by an equal liability on the consolidated balance sheet.
(7)	The following tables summarize certain supplemental data relating to our investments (dollars in tables in thousands):

CMBS

Deal Vintage (A)	Average Minimum Rating (B)	Number	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Delinquency 60+/FC/REO (C)	Principal Subordination (D)	Weighted Average Life (years) (E)
Pre 2004	BB	57	$289,544	$270,715	24.1%	$253,681	9.1%	17.4%	1.2
2004	BBB-	30	139,645	113,678	10.1%	106,917	2.6%	8.0%	2.7
2005	BBB-	26	300,538	201,303	17.9%	235,815	5.4%	9.1%	3.2
2006	BB	43	399,132	284,463	25.3%	300,808	10.0%	12.0%	4.0
2007	B-	16	121,638	35,523	3.1%	54,311	17.1%	11.0%	4.6
2010	BB+	4	46,798	43,565	3.9%	45,526	0.0%	3.5%	8.6
2011	BBB	20	204,949	175,441	15.6%	190,387	0.0%	7.2%	8.2
Total / WA	BB+	196	$1,502,244	$1,124,688	100.0%	$1,187,445	7.1%	11.1%	4.0

(A)	The year in which the securities were issued.
(B)	Ratings provided above were determined by third party rating agencies as of a particular date, may not be current and are subject to change at any time. We had $7.0 million of CMBS assets that were on negative watch for possible downgrade by at least one rating agency as of March 31, 2012.
(C)	The percentage of underlying loans that are 60+ days delinquent, in foreclosure or considered real estate owned (REO).
(D)	The percentage of the outstanding face amount of securities that is subordinate to our investments.
(E)	Weighted average life is based on the timing of expected principal reduction on the asset.

CDO Securities (A)

Collateral Manager	Primary Collateral Type	Number	Average Minimum Rating (B)	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Principal Subordination (C)
Third Party	CMBS	1	BBB-	$76,514	$61,420	89.9%	$58,151	51.7%
Newcastle	CMBS	1	BBB-	5,437	4,261	6.2%	3,978	29.7%
Newcastle	ABS	1	CC	5,500	2,662	3.9%	2,750	50.3%
TOTAL/WA		3	BB+	$87,451	$68,343	100.0%	$64,879	50.2%

(A)	Represents non-consolidated CDO securities, excluding ten securities with a zero value, which had an aggregate face amount of $119 million.
(B)	Ratings provided above were determined by third party rating agencies as of a particular date, may not be current and are subject to change at any time. We had $5.4 million of CDO assets that were on negative watch for possible downgrade by at least one rating agency as of March 31, 2012.
(C)	The percentage of the outstanding face amount of securities that is subordinate to our investments.

Mezzanine Loans, B-Notes and Whole Loans

Asset Type	Number	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Weighted Average First Dollar Loan to Value (A)	Weighted Average Last Dollar to Loan Value (A)	Delinquency (B)
Mezzanine Loans	16	$584,234	$462,197	70.5%	$462,197	61.4%	72.8%	2.1%
B-Notes	6	187,017	162,635	24.8%	162,635	48.0%	60.3%	28.9%
Whole Loans	3	30,460	30,460	4.7%	30,460	0.0%	48.2%	0.0%
Total/WA	25	$801,711	$655,292	100.0%	$655,292	55.9%	68.9%	8.3%

(A)	Loan to value is based on the appraised value at the time of purchase or refinancing.
(B)	The percentage of underlying loans that are non-performing, in foreclosure, under bankruptcy filing or considered real estate owned.

Manufactured Housing and Residential Loans

Deal	Average FICO Score (A)	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Average Loan Age (years)	Original Balance	Delinquency 90+/FC/REO (B)	Cumulative Loss to Date
Manufactured Housing Loans Portfolio I	702	$131,199	$106,792	33.5%	$106,792	10.4	$327,855	1.0%	8.3%

Manufactured Housing Loans Portfolio II	702	175,843	167,881	52.8%	167,881	12.9	434,743	1.7%	6.5%

Residential Loans Portfolio I	714	55,640	40,108	12.6%	40,108	8.9	646,357	8.8%	0.4%

Residential Loans Portfolio II	737	3,779	3,436	1.1%	3,436	7.5	83,950	0.0%	0.0%
Total / WA	704	$366,461	$318,217	100.0%	$318,217	11.3	$1,492,905	2.5%	6.2%

(A)	Based on updated FICO scores provided by the loan servicer of the manufactured housing loan portfolios and original FICO scores for the residential loan portfolios as the loan servicers of the residential loan portfolios do not provide updated FICO scores.
(B)	The percentage of loans that are 90+ days delinquent, or in foreclosure or considered real estate owned (REO).

Subprime Securities (A)

	Security Characteristics
Vintage (B)	Average Minimum Rating (C)	Number of Securities	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Principal Subordination (D)	Excess Spread (E)
2003	B-	14	$13,774	$6,664	5.3%	$8,202	24.6%	4.1%
2004	BB	8	28,613	15,330	12.1%	15,592	28.4%	3.9%
2005	B-	27	127,300	49,129	38.7%	51,086	31.2%	4.2%
2006	B+	7	56,263	37,317	29.4%	37,503	40.8%	4.5%
2007 and later	CCC	7	29,574	18,388	14.5%	19,650	29.3%	3.5%
Total / WA	B	63	$255,524	$126,828	100.0%	$132,033	32.4%	4.1%

	Collateral Characteristics
Vintage (B)	Average Loan Age (years)	Collateral Factor (F)	3 month CPR (G)	Delinquency (H)	Cumulative Losses to Date
2003	9.3	0.09	8.7%	17.6%	4.3%
2004	7.8	0.13	11.7%	18.5%	4.6%
2005	6.8	0.18	10.4%	27.1%	11.2%
2006	6.0	0.30	11.9%	24.3%	19.3%
2007 and later	5.5	0.46	10.6%	22.5%	22.0%
Total / WA	6.8	0.23	10.8%	24.5%	13.1%

Real Estate ABS

	Security Characteristics
Asset Type	Average Minimum Rating (C)	Number	Outstanding Face Amount	Amortized Cost Basis Amount	Percentage of Total Amortized Basis	Carrying Value	Principal Subordination (D)	Excess Spread (E)

Manufactured Housing	BBB+	7	$29,045	$28,173	73.1%	$30,323	42.3%	1.5%
Small Business Loans	CC	6	22,696	10,353	26.9%	6,728	21.8%	0.7%
Total / WA	B+	13	$51,741	$38,526	100.0%	$37,051	33.3%	1.1%

	Collateral Characteristics
Asset Type	Average Loan Age (years)	Collateral Factor (F)	3 Month CPR (G)	Delinquency (H)	Cumulative Loss to Date

Manufactured Housing	12.5	0.24	5.9%	1.3%	13.5%
Small Business Loans	7.1	0.48	4.8%	24.1%	18.1%
Total / WA	10.1	0.35	5.4%	11.3%	15.5%

(A)	Includes subprime retained securities in the securitizations of Subprime Portfolios I and II. For further information on these securitizations, see Note 4 to our consolidated financial statements included herein.
(B)	The year in which the securities were issued.
(C)	Ratings provided above were determined by third party rating agencies as of a particular date, may not be current and are subject to change at any time. We had approximately $34.1 million of ABS assets that were on negative watch for possible downgrade by at least one rating agency as of March 31, 2012.
(D)	The percentage of the outstanding face amount of securities and residual interests that is subordinate to our investments.
(E)	The annualized amount of interest received on the underlying loans in excess of the interest paid on the securities, as a percentage of the outstanding collateral balance.
(F)	The ratio of original unpaid principal balance of loans still outstanding.
(G)	Three month average constant prepayment rate.
(H)	The percentage of underlying loans that are 90+ days delinquent, or in foreclosure or considered real estate owned (REO).

REIT Debt

Industry	Average Minimum Rating (A)	Number	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value

Retail	A-	4	$34,525	$33,755	28.2%	$36,857
Diversified	CCC+	3	32,181	32,170	26.9%	29,475
Office	BBB-	5	24,117	24,325	20.4%	24,755
Multifamily	BBB	3	12,765	12,788	10.7%	13,561
Healthcare	BBB-	3	16,700	16,514	13.8%	18,209
Total / WA	BB+	18	$120,288	$119,552	100.0%	$122,857

Corporate Bank Loans

Industry	Average Minimum Rating (A)	Number	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value

Real Estate	NR	1	$17,811	$16,421	9.0%	$16,421
Media	CCC-	2	110,279	33,421	18.2%	33,421
Resorts	NR	1	141,449	111,449	60.7%	111,449
Restaurant	B	2	26,099	22,235	12.1%	22,235
Total / WA	CC	6	$295,638	$183,526	100.0%	$183,526

(A)	Ratings provided above were determined by third party rating agencies as of a particular date, may not be current and are subject to change at any time. We had no corporate assets that were on negative watch for possible downgrade by at least one rating agency as of March 31, 2012.

Excess MSRs

Collateral Characteristics:

		Collateral Characteristics
	Current Carrying Amount	Original Principal Balance	Current Principal Balance	FICO Score	WA Coupon	WA Maturity (months)	Average Loan Age (months)	Uncollected Payments (A)	Delinquency 30+ (A)	1 Month CPR (B)	1 Month CRR (C)	1 Month CDR (D)	Recapture Rate
Portfolio I
Original Pool	$36,280	$9,940,385	$9,366,653	693	6.1%	285	63	7.1%	13.1%	12.6%	11.8%	0.9%	33.0%
Recaptured Loans	303	—	67,619	753	4.3%	291	1	0.0%	0.0%	1.1%	1.1%	0.0%	0.0%
Recapture Agreements	6,004	—	—	—	—	—	—	—	—	—	—	—	—
Total/WA	$42,587	$9,940,385	$9,434,272	693	6.0%	285	63	7.1%	13.0%	12.6%	11.7%	0.9%	32.8%

(A) Uncollected payments represent the percentage of underlying loans that missed their most recent payment and therefore we did not receive our Excess MSR amount. Delinquency 30+ represents the percentage of underlying loans that are delinquent by 30 days or more.
(B) Constant prepayment rate.
(C) Voluntary prepayment rate.
(D) Involuntary prepayment rate.

Debt Obligations

Our debt obligations, as summarized in Note 5 to our consolidated financial statements included herein, existing at March 31, 2012 (gross of $4.7 million of discounts) had contractual maturities as follows (in thousands):

	Nonrecourse	Recourse	Total
Period from April 1, 2012 through December 31, 2012	$5,644	$228,080	$233,724
2013	—	—	—
2014	—	—	—
2015	—	—	—
2016	—	—	—
2017	—	—	—
Thereafter	2,965,581	51,004	3,016,585
Total	$2,971,225	$279,084	$3,250,309

Certain of the debt obligations included above are obligations of our consolidated subsidiaries which own the related collateral. In some cases, including the CDO and Other Bonds Payable, such collateral is not available to other creditors of ours.

Our non-CDO debt obligations contain various customary loan covenants. We were in compliance with all of the covenants in our non-CDO financings as of March 31, 2012.

The following table provides additional information regarding short-term borrowings. These short-term borrowings were used to finance certain of our investments in FNMA/FHLMC securities and our investments in certain senior notes issued by Newcastle CDO VI. The FNMA/FHLMC repurchase agreements have full recourse to Newcastle and the CDO VI repurchase agreement has recourse to Newcastle for up to twenty-five percent of the outstanding balance of the repurchase facility, which was approximately $1.9 million as of March 31, 2012. The weighted average differences between the fair value of the assets and the face amount of available financing for the FNMA/FHLMC repurchase agreements and the CDO VI repurchase agreements were 5% and 50%, respectively, during the three months ended March 31, 2012.

			Three Months Ended March 31, 2012
	Outstanding Balance at March 31, 2012		Average Daily Amount Outstanding	Maximum Amount Outstanding	Weighted Average Interest Rate
Repurchase agreements	$233,724	*	$237,083	$240,036	0.45%

*Of which only $228.1 million had recourse to us.

In the first three months of 2012, we purchased $4.1 million principal balance of FNMA/FHLMC securities (primarily one-year ARMs) for approximately $4.3 million, using $0.2 million of unrestricted cash and financed with $4.1 million of repurchase agreements. These repurchase agreements bear interest at 0.40%, mature in June 2012, and are subject to customary margin provisions.

In the first three months of 2012, we repurchased $30.0 million face amount of CDO bonds and notes payable for $9.2 million. As a result, we extinguished $30.0 million face amount of CDO debt and notes payable and recorded a gain on extinguishment of debt of $20.7 million.

Each of our CDO financings contains tests that measure the amount of over collateralization and excess interest in the transaction. At issuance, each of our CDOs passed all of these tests. Failure to satisfy these tests would generally cause (or has caused) the cash flow that would otherwise be distributed to the more junior classes of securities (including those held by Newcastle) to be redirected to pay down the most senior class of securities outstanding until the tests are satisfied. As a result, our cash flow and liquidity are negatively impacted upon such a failure, and the impact could be (and has been) material. The table set forth below presents data, including the most recent quarterly cash flows received by Newcastle, for each of our CDOs, and sets forth which of the CDOs have satisfied these tests in the most recent quarter. The amounts set forth are as of March 31, 2012 unless otherwise noted (dollars in thousands). For those CDOs that have failed their applicable over collateralization tests, the impact of failing is already reflected in the cash flow set forth in the table. For those CDOs that have satisfied their applicable over collateralization tests, we could potentially lose substantially all of the cash flows from those CDOs in future quarters if we fail to satisfy the tests in the future. The amounts in the table reflect data at the CDO level and thus are different from the GAAP balance sheet due to intercompany amounts eliminated in Newcastle’s consolidated balance sheet.

	CDO IV			CDO VI			CDO VIII			CDO IX			CDO X
Balance Sheet:
Assets Face Amount		$211,113			$216,854			$914,283			$801,401			$1,385,643
Assets Fair Value		186,328			145,348			659,278			617,138			1,076,139

Issued Debt Face Amount (1)		109,269			119,598			643,549			530,125			1,174,250
Derivative Net Liabilites Fair Value		6,047			20,858			16,358			—			62,724

Cash Receipts:
Quarterly net cash receipts (2)		$416			$138			$6,215			$7,046			$6,221

Collateral Composition (3):	Face	Fair Value		Face	Fair Value		Face	Fair Value		Face	Fair Value		Face	Fair Value
CMBS	$137,281	$118,203	BB-	$110,524	$74,042	BB+	$149,486	$108,421	BB-	$80,101	$75,701	BB	$994,840	$810,370	BB+
REIT Debt	43,617	45,365	BBB-	54,200	56,587	BBB-	—	—	—	—	—	—	22,471	20,904	B-
ABS	18,778	12,658	BB-	50,349	13,076	CCC-	76,240	56,608	BB-	3,232	3,030	BBB+	237,646	166,460	BB
Bank Loans	1,705	1,573	NR	1,781	1,643	NR	204,169	140,069	B-	173,703	120,172	CCC—	28,800	8,728	CCC-
Mezzanine Loans / B-Notes / Whole Loans	9,732	8,529	BB+	—	—	—	392,638	328,771	CCC+	399,340	324,369	CCC	—	—	—
CDO	—	—	—	—	—	—	91,750	25,409	CCC–	76,251	25,390	CCC+	50,348	18,139	B-
Residential Loans	—	—	—	—	—	—	—	—	—	3,779	3,481	NR	—	—	—
Other Investments	—	—	—	—	—	—	—	—	—	18,883	18,883	—	—	—	—
Cash for Reinvestment	—	—	—	—	—	—	—	—	—	46,112	46,112	—	51,538	51,538	—
Total	$211,113	$186,328	BB	$216,854	$145,348	BB-	$914,283	$659,278	B-	$801,401	$617,138	CCC	$1,385,643	$1,076,139	BB+

Collateral on Negative Watch (4)	$8,202			$—			$30,250			$7,250			$87,876

CDO Cash Flow Triggers (5):
Over Collateralization (6):
As of Mar-2012 remittance
Cushion (Deficit) ($)		$(4,070)			$(177,539)			$53,094			$121,772			$93,725
As of Apr-2012 remittance
Cushion (Deficit) ($)		—			(177,751)			55,821			96,061			81,190
Interest Coverage (6):
As of Mar-2012 remittance
Cushion (Deficit) ($)		42.8%			(5.6%)			395.9%			420.3%			362.9%
As of Apr-2012 remittance
Cushion (Deficit) (%)		—			(203.1%)			387.6%			439.5%			332.8%
CDO Overview:
Effective		Sep-04			Aug-05			Mar-07			Jul-07			Dec-07
Reinvestment Period End (7)		Passed			Passed			Passed			May-12			Jul-12
Optional Call (8)		Passed			Passed			Passed			Passed			Passed
Auction Call (9)		Mar-14			Apr-15			Nov-16			May-17			Jul-17

WA Debt Spread (bps) (10)		76			44			48			58			35

See notes on next page.

(1)	Includes CDO bonds issued to third parties and held by Newcastle’s consolidated CDOs.

(2)	Represents net cash received from each CDO based on all of our interests in such CDO (including senior management fees but excluding principal received from senior CDO bonds owned by Newcastle) for the three months ended March 31, 2012. Cash receipts for this period include $1.5 million of senior collateral management fees, and may not be indicative of cash receipts for subsequent periods. Excluded from the quarterly net cash receipts was $4.5 million of unrestricted cash received from principal repayments on senior CDO bonds owned by Newcastle. This cash represents a return of principal and the realization of the difference between par and the discounted purchase price of these bonds. See “Cautionary Note Regarding Forward Looking Statements” for risks and uncertainties that could cause our receipts for subsequent periods to differ materially from these amounts.

(3)	Collateral composition is calculated as a percentage of the face amount of collateral and includes CDO bonds of $209.4 million and other bonds and notes payable of $102.6 million issued by Newcastle, and bank loans of $114.5 million, collateralized by Newcastle CDO VI bonds, real estate properties and a third party CDO security, which are eliminated in consolidation. The fair value of these CDO bonds, other bonds and notes payable, and bank loans was $62.1 million, $83.3 million and $88.5 million at March 31, 2012, respectively. Also reflected are weighted average credit ratings, which were determined by third party rating agencies as of a particular date, may not be current and are subject to change at any time.

(4)	Represents the face amount of collateral on negative watch for possible downgrade by at least one rating agency (Moody’s, S&P or Fitch) as of the determination date in March 2012 for CDO IV, as this CDO only reports actual over collateralization excess percentages on a quarterly basis, and as of the determination date in April 2012 for all other CDOs. The amount does not include any bonds issued by Newcastle, which are eliminated in consolidation and not reflected in the investment portfolio disclosures.

(5)	Each of our CDO financings contains tests that measure the amount of over collateralization and excess interest in the transaction. Failure to satisfy these tests would cause the principal and/or interest cashflow that would otherwise be distributed to more junior classes of securities (including those held by Newcastle) to be redirected to pay down the most senior class of securities outstanding until the tests are satisfied. As a result, our cash flow and liquidity are negatively impacted upon such a failure, and the impact could be material. Each CDO contains tests at various over collateralization and interest coverage percentage levels. The trigger percentages used above represent the first threshold at which cashflows would be redirected as described in this footnote. The data presented is as of the most recent remittance date on or before March 31, 2012 or April 30, 2012, as applicable, and may change or have changed subsequent to that date. CDO IV only reports on a quarterly basis and, therefore, no updated April 2012 information is available. In addition, our CDOs may also contain specific over collateralization tests that, if failed, can result in the occurrence of an event of default or our being removed as collateral manager of the CDO. Failure of the over collateralization tests can also cause a “phantom income” issue if cash that constitutes income is diverted to pay down debt instead of being distributed to us. As of the March 2012 remittance date for CDO IV and as of the April 2012 remittance date for CDO VI, these CDOs were not in compliance with their applicable over collateralization tests and, consequently, we were not receiving cash flows from these CDOs (other than senior management fees and cash flows on senior classes of bonds we own). Based upon our current calculations, we expect these portfolios to remain out of compliance for the foreseeable future. Moreover, given current market conditions, it is possible that all of our CDOs could be out of compliance with their over collateralization tests as of one or more measurement dates within the next twelve months. Our ability to rebalance will depend upon the availability of suitable securities, market prices, whether the reinvestment period of the applicable CDO has ended, and other factors that are beyond our control. Such rebalancing efforts may be extremely difficult given current market conditions and we cannot assure you that we will be successful in our rebalancing efforts. If the liabilities of our CDOs are downgraded by Moody’s to certain predetermined levels, our discretion to rebalance the applicable CDO portfolios may be negatively impacted. Moreover, if we bring these coverage tests into compliance, we cannot assure you that they will not fall out of compliance in the future or that we will be able to correct any noncompliance. For a more detailed discussion of the impact of CDO financings on our cash flows, see Part II, Item 1A, “Risk Factors – Risks Relating to our Business – The coverage tests applicable to our CDO financings may have a negative impact on our operating results and cash flows.”

(6)	Represents excess or deficiency under the applicable over collateralization or interest coverage tests to the first threshold at which cash flow would be redirected. We generally do not receive material cash flow from the junior classes of a CDO until a deficiency is corrected. Ratings downgrades of assets in our CDOs can negatively impact compliance with the over collateralization tests. Generally, the over collateralization test measures the principal balance of the specified pool of assets in a CDO against the corresponding liabilities issued by the CDO. However, based on ratings downgrades, the principal balance of an asset or of a specified percentage of assets in a CDO may be deemed reduced below their current balance to levels set forth in the related CDO documents for purposes of calculating the over collateralization test. As a result, ratings downgrades can reduce the principal balance of the assets used in the over collateralization test relative to the corresponding liabilities in the test, thereby reducing the over collateralization percentage. In addition, actual defaults of an asset would also negatively impact compliance with the over collateralization tests. Failure to satisfy an over collateralization test could result in the redirection of cashflows as described in footnote 5 above or, in certain circumstances, in our removal as manager of the applicable portfolio.

(7)	Our CDO financings typically have a 5-year reinvestment period. Generally, after such period ends, principal payments on the collateral are used to paydown the most senior debt outstanding. Prior to the end of the reinvestment period, principal payments received on the collateral are reinvested.

(8)	At the option call date, Newcastle, as the equity holder, has the right to payoff the CDO bonds at their related redemption price.

(9)	At the auction call date, there is a mandatory auction of the assets pursuant to which the collateral manager will solicit bids for the CDO assets. If the aggregate amount of the bids are sufficient to pay off the outstanding CDO bonds set forth in the CDO governing document, the assets will be sold and the CDO bonds will be redeemed. However, if the aggregate amount of the bids is insufficient to pay off the outstanding CDO bonds set forth in the CDO governing document, the assets will not be sold and the redemption of CDO bonds will not occur.

(10)	Debt spread represents the spread above the benchmark interest rate (LIBOR or U.S. Treasuries) that Newcastle pays on its debt.

The following table sets forth further information with respect to the bonds of our consolidated CDO financings as of March 31, 2012 (dollars in thousands):

		Current Face Amount (1)
		Held By
Class	Original Face Amount	Third Parties	Newcastle CDOs (2)	Newcastle Outside of its CDOs (3)		Total	Stated Interest Rate
CDO IV
Class I	$353,250	$76,341	$—	$58,496		$134,837	LIBOR +	0.40%
Class II-FL	13,000	3,000	—	10,000		13,000	LIBOR +	0.65%
Class II-FX	7,250	—	5,250	2,000		7,250		4.73%
Class III-FL	7,500	5,000	—	2,500		7,500	LIBOR +	1.00%
Class III-FX	15,000	1,462	—	10,623		12,085		5.11%
Class IV-FL	9,000	8,325	—	—		8,325	LIBOR +	2.25%
Class IV-FX	9,000	9,891	—	—		9,891		6.34%
Class V	13,500	—	—	17,093		17,093		8.67%
Preferred	22,500	—	—	22,500		22,500		N/A
	$450,000	$104,019	$5,250	$123,212		$232,481
CDO VI
Class I-MM	$323,000	$—	$28,348	$125,149	*	$153,497	LIBOR +	0.25%
Class I-B	59,000	59,000	—	—		59,000	LIBOR +	0.40%
Class II	33,000	23,506	—	10,220		33,726	LIBOR +	0.50%
Class III-FL	15,000	5,171	—	10,342		15,513	LIBOR +	0.80%
Class III-FX	5,000	—	—	5,953		5,953		5.67%
Class IV-FL	9,600	638	—	9,573		10,211	LIBOR +	1.70%
Class IV-FX	2,400	2,935	—	—		2,935		6.55%
Class V	21,000	—	—	26,698		26,698		7.81%
Preferred	32,000	—	—	32,000		32,000		N/A
	$500,000	$91,250	$28,348	$219,935		$339,533

* Of the $125.1 million CDO VI Class I-MM bonds, $97.2 million served as collateral for a $61.1 million bank loan owned jointly by two of Newcastle’s CDOs and $27.9 million served as collateral for a $7.5 million repurchase agreement financing.

CDO VIII
Class I-A	$462,500	$437,375	$—	$16,350	$453,725	LIBOR +	0.28%
Class I-AR	60,000	58,861	—	—	58,861	LIBOR +	0.34%
Class I-B	38,000	4,000	—	34,000	38,000	LIBOR +	0.36%
Class II	42,750	—	29,000	13,750	42,750	LIBOR +	0.42%
Class III	42,750	—	22,750	20,000	42,750	LIBOR +	0.50%
Class IV	28,500	—	—	—	—	LIBOR +	0.60%
Class V	28,500	28,500	—	—	28,500	LIBOR +	0.75%
Class VI	27,312	—	—	—	—	LIBOR +	0.80%
Class VII	21,375	—	—	—	—	LIBOR +	0.90%
Class VIII	22,563	11,063	8,250	3,250	22,563	LIBOR +	1.45%
Class IX-FL	6,000	6,000	—	—	6,000	LIBOR +	1.80%
Class IX-FX	7,600	7,600	—	—	7,600		6.80%
Class X	19,650	18,650	—	—	18,650	LIBOR +	2.25%
Class XI	26,125	—	—	24,125	24,125	LIBOR +	2.50%
Class XII	28,500	—	11,500	17,000	28,500		7.50%
Preferred	87,875	—	—	87,875	87,875		N/A
	$950,000	$572,049	$71,500	$216,350	$859,899

Continued on next page.

		Current Face Amount (1)
		Held By
Class	Original Face Amount	Third Parties	Newcastle CDOs (2)	Newcastle Outside of its CDOs (3)	Total	Stated Interest Rate
CDO IX (4)
Class A-1	$379,500	$379,500	$—	$—	$379,500	LIBOR +	0.26%
Class A-2	115,500	65,500	—	50,000	115,500	LIBOR +	0.47%
Class B	37,125	35,125	—	2,000	37,125	LIBOR +	0.65%
Class C	33,000	—	—	—	—	LIBOR +	0.93%
Class D	20,625	—	—	—	—	LIBOR +	1.00%
Class E	24,750	—	—	24,750	24,750	LIBOR +	1.10%
Class F	18,562	—	—	18,562	18,562	LIBOR +	1.30%
Class G	18,562	—	—	11,262	11,262	LIBOR +	1.50%
Class H	21,656	—	8,751	9,305	18,056	LIBOR +	2.50%
Class J	21,656	—	21,656	—	21,656	LIBOR +	3.00%
Class K	19,593	—	19,593	—	19,593	LIBOR +	3.50%
Class L	23,718	—	—	23,718	23,718		7.50%
Class M	39,187	—	—	39,187	39,187		8.00%
Preferred	51,566	—	—	51,566	51,566		N/A
	$825,000	$480,125	$50,000	$230,350	$760,475
CDO X (4)
Class A-1	$980,000	$980,000	$—	$—	$980,000	LIBOR +	0.26%
Class A-2	140,000	140,000	—	—	140,000	LIBOR +	0.35%
Class A-3	99,750	—	—	30,000	30,000	LIBOR +	0.60%
Class B	28,000	—	—	—	—	LIBOR +	1.25%
Class C	40,250	—	32,250	—	32,250	LIBOR +	1.75%
Class D	22,000	—	22,000	13,500	35,500	LIBOR +	2.50%
Class E	13,500	—	—	14,000	14,000	LIBOR +	3.00%
Class F	14,000	—	—	62,500	62,500		9.04%
Preferred	62,500	—	—	—	—		N/A
	$1,400,000	$1,120,000	$54,250	$120,000	$1,294,250

(1)	The amounts presented in these columns exclude the face amount of any cancelled bonds within an applicable class.
(2)	Amounts in this column represent the amount of bonds of the applicable class held by Newcastle’s consolidated CDOs. These bonds are eliminated in Newcastle’s consolidated balance sheet.
(3)	Amounts in this column represent the amount of bonds of the applicable class held as investments by Newcastle outside of its non-recourse financing structures. These bonds are eliminated in Newcastle’s consolidated balance sheet.
(4)	These CDOs issued the following interest only fixed-rate notes with a 5-year maturity from inception:

-	CDO IX Class S with a notional amount of $33.5 million at 5.45%
-	CDO X Class S with a notional amount of $24.2 million at 5.78%

Stockholders’ Equity

Common Stock

The following table presents information on shares of our common stock issued during the three months ended March 31, 2012:

Shares Issued	Range of Issue Prices (1)	Net Proceeds (millions)	Options Granted to Manager
0	N/A	$0.0	-

(1)	Excludes prices of shares issued pursuant to the exercise of options and of shares issued to our independent directors.

At March 31, 2012, we had 105,181,009 shares of common stock outstanding.

As of March 31, 2012, our outstanding options issued prior to 2011 had a weighted average strike price of $26.64 and our outstanding options issued in 2011 had a weighted average strike price of $5.13. Our outstanding options at March 31, 2012 were summarized as follows:

	Issued Prior to 2011	Issued in 2011	Total
Held by the Manager	1,686,447	4,312,500	5,998,947
Issued to the Manager and subsequently transferred to certain of the Manager’s employees	798,162	—	798,162
Issued to the independent directors	14,000	2,000	16,000
Total	2,498,609	4,314,500	6,813,109

In April 2012, we issued 18,975,000 shares of our common stock in a public offering at a price to the public of $6.22 per share for net proceeds of approximately $115.2 million. For the purpose of compensating the manager for its successful efforts in raising capital for us, in connection with this offering, we granted options to the manager to purchase 1,897,500 shares of our common stock at the public offering price, which were valued at approximately $5.6 million.

As of March 31, 2012, approximately 4.4 million shares of our common stock were held by Fortress, through its affiliates, and its principals.

We declared a quarterly dividend of $0.20 per common share for the quarter ended March 31, 2012, which was paid in April 2012.

Preferred Stock

On April 30, 2012, we paid quarterly dividends on our preferred stock.

Accumulated Other Comprehensive Income (Loss)

During the three months ended March 31, 2012, our accumulated other comprehensive income (loss) changed due to the following factors (in thousands):

	Gains (Losses) on Cash Flow Hedges	Gains (Losses) on Securities	Total Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss), December, 31, 2011	$(70,501)	$(2,585)	$(73,086)
Net unrealized gain (loss) on securities	—	76,417	76,417
Reclassification of net realized (gain) loss on securities into earnings	—	(4,487)	(4,487)
Net unrealized gain (loss) on derivatives designated as cash flow hedges	8,174	—	8,174
Reclassification of net realized (gain) loss on derivatives designated as cash flow hedges into earnings	(211)	—	(211)
Accumulated other comprehensive income (loss), March 31, 2012	$(62,538)	$69,345	$6,807

Our GAAP equity changes as our real estate securities portfolio and derivatives are marked to market each quarter, among other factors. The primary causes of mark to market changes are changes in interest rates and credit spreads. During the three months ended March 31, 2012, a net tightening of credit spreads has caused the net unrealized losses recorded in accumulative other comprehensive income on our real estate securities to turn into unrealized gains. Net unrealized losses on derivatives designated as cash flow hedges decreased for the three months ended March 31, 2012, primarily as a result of increases in long-term interest rates.

See “- Market Considerations” above for a further discussion of recent trends and events affecting our unrealized gains and losses as well as our liquidity.

Cash Flow

Operating Activities

Net cash flow provided by (used in) operating activities increased to $19.3 million for the three months ended March 31, 2012 from $11.3 million for the three months ended March 31, 2011. This change resulted primarily from the factors described below:

•	Net cash receipts from our CDOs increased approximately $7.1 million for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 primarily due to (i) increased interest receipts through increased reinvestments in securities and loans using restricted cash held in CDOs VIII, IX and X, (ii) decreased interest payments on our CDO debt through repurchases of CDO debt, (iii) decreased interest payments on our interest rate swap agreements which had declining notional balances and (iv) decreased redirection of interest receipts for reinvestment or CDO paydown (which in turn increased our net cash receipts from our CDOs) due to the reduction of defaulted assets through sales.

•	Net cash receipts from our manufactured housing loan portfolios decreased approximately $0.2 million for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 primarily due to paydowns.

•	Received excess mortgage servicing income of approximately $2.0 million in the three months ended March 31, 2012. The Excess MSR investment was made in December 2011.

•	Net cash receipts from our investments in FNMA/FHLMC securities increased approximately $1.1 million for the three months ended March 31, 2012 compared to the three months ended March 31, 2011primarily due to higher investments in FNMA/FHLMC securities.

•	Management fees paid increased approximately $0.7 million for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 due to an increase in gross equity as a result of our public offerings of common stock in March 2011 and September 2011.

•	General and administrative expenses paid increased approximately $1.3 million for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 primarily due to higher professional fees paid in connection with the acquisition of Excess MSRs.

Investing Activities

Investing activities provided (used) $22.6 million and ($44.4) million during the three months ended March 31, 2012 and 2011, respectively. Investing activities consisted primarily of proceeds from the sale, repayment or settlement of investments, net of investments made in certain real estate securities, loans, Excess MSRs and other real estate related assets outside of our CDO financing structures.

Financing Activities

Financing activities provided (used) ($42.8) million and $160.1 million during the three months ended March 31, 2012 and 2011, respectively. Uses of cash flow from financing activities included the repayment of debt as described above and the payment of financing costs related to our common stock offerings, and the payment of common and preferred dividends. Offsetting sources consisted primarily of the public offerings of common stock and borrowings under repurchase agreements.

INTEREST RATE, CREDIT AND SPREAD RISK

We are subject to interest rate, credit and spread risk with respect to our investments. These risks are further described in “Quantitative and Qualitative Disclosures About Market Risk.”

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2012, we had the following material off-balance sheet arrangements.

•	In April 2006, we securitized our Subprime Portfolio I. The loans were sold to a securitization trust, of which 80% were treated as a sale, which is an off-balance sheet financing.

•	In July 2007, we securitized our Subprime Portfolio II. The loans were sold to a securitization trust, of which 90% were treated as a sale, which is an off-balance sheet financing.

•	On June 17, 2011, we deconsolidated CDO V, which is now effectively an off-balance sheet financing.

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

•	We have made investments in three equity method investees, two of which are dormant at March 31, 2012 and the other of which is immaterial to our financial condition, liquidity and operations.

In each case, our exposure to loss is limited to the carrying (fair) value of our investment.

CONTRACTUAL OBLIGATIONS

During the first three months of 2012, we had all of the material contractual obligations referred to in our annual report on Form 10-K for the year ended December 31, 2011, excluding the debt which was repaid or repurchased, as described in “– Liquidity and Capital Resources,” as well as the following:

Contract Category	Change
Repurchase Agreement	We entered into a new repurchase agreement to finance newly acquired FNMA/FHLMC securities.

The terms of these contracts are described under “Quantitative and Qualitative Disclosures About Market Risk” below.

INFLATION

Virtually all of our assets and liabilities are financial in nature. As a result, interest rates and other factors affect our performance more so than inflation, although inflation rates can often have a meaningful influence over the direction of interest rates. Furthermore, our financial statements are prepared in accordance with GAAP and our distributions are determined by our board of directors primarily based on our taxable income, and, in each case, our activities and balance sheet are measured with reference to historical cost and/or fair market value without considering inflation. See “Quantitative and Qualitative Disclosure About Market Risk -- Interest Rate Exposure” below.

CORE EARNINGS

Newcastle has five primary variables that impact its operating performance: (i) the current yield earned on its investments that are not included in non-recourse financing structures (i.e., unlevered investments and investments subject to recourse debt), (ii) the net yield it earns from its non-recourse financing structures, (iii) the interest expense and dividends incurred under its recourse debt and preferred stock, (iv) its operating expenses, and (v) its realized and unrealized gains on its investments, derivatives and debt obligations, including impairment. “Core earnings” is a non-GAAP measure of the operating performance of Newcastle that excludes the fifth variable listed above and is equal to net interest income less expenses and preferred dividends. It is used by management to gauge the current performance of Newcastle without taking into account gains and losses, which, although they represent a part of our recurring operations, are subject to significant variability and are only a potential indicator of future economic performance. Management views this measure as Newcastle’s “core” current earnings, while gains and losses (including impairment) are simply a potential indicator of future earnings. Management believes that this measure provides investors with useful information regarding Newcastle’s “core” current earnings, and it enables investors to evaluate Newcastle’s current performance using the same measure that management uses to operate the business.

Core earnings does not represent cash generated from operating activities in accordance with GAAP and therefore should not be considered an alternative to net income as an indicator of our operating performance or as an alternative to cash flow as a measure of our liquidity and is not necessarily indicative of cash available to fund cash needs. For a further description of the differences between cash flow provided by operations and net income, see “ – Liquidity and Capital Resource” above. Our calculation of core earnings may be different from the calculation used by other companies and, therefore, comparability may be limited. Set forth below is a reconciliation of core earnings to the most directly comparable GAAP financial measure.

	Three Months Ended March 31,
	2012	2011
Income available for common stockholders	$72,076	$108,278
Add (Deduct):
Impairment (reversal)	(7,080)	(37,206)
Other (income) loss	(29,752)	(45,469)
(Income) loss from discontinued operations	(264)	190
Core earnings	$34,980	$25,793

Cash Available For Distribution (“CAD”)

Newcastle determines its common dividends based significantly on cash available for distribution, which is net cash flow from operations plus principal repayments less return of capital and preferred dividends. We believe that CAD is useful for investors because it is a meaningful measure of our operating liquidity. Management uses CAD as an important input in determining Newcastle’s dividends. It represents GAAP net cash provided by operating activities adjusted for two factors:

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

Set forth below is a reconciliation of CAD to the most directly comparable GAAP liquidity measure (in thousands).

	Three Months Ended March 31,
	2012	2011
Net cash provided by (used in) operating activities	$19,264	$11,294
Add (Deduct):
Principal repayments from repurchased CDO debt	4,497	9,726
Principal repayments from CDO securities	198	—
Return of capital included above (1)	(3,005)	(4,595)
Preferred dividends (2)	(1,395)	(1,395)
Cash available for distribution	$19,559	$15,030

Other data from the consolidated statements of cash flows:

	Three Months Ended March 31,
	2012	2011
Net cash provided by (used in) investing activities	$22,602	$(44,352)
Net cash provided by (used in) financing activities	$(42,797)	$160,128
Net increase (decrease) in cash and cash equivalents	$(931)	$127,070

(1)	Represents the portion of principal repayments from repurchased CDO debt and from CDO securities computed based on the ratio of Newcastle’s purchase price of such debt or securities to the aggregate principal payments expected to be received from such debt or securities.
(2)	Represents preferred dividends to be paid on an accrual basis.

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

As of March 31, 2012, a 100 basis point increase in short term interest rates would increase our earnings by approximately $0.2 million per annum, based on the current net floating rate exposure from our investments, financings and interest rate derivatives.

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

As of March 31, 2012, a 100 basis point change in short term interest rates would impact our net book value by approximately $17.9 million, based on the current net floating rate exposure from our investments and interest rate derivatives.

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

As of March 31, 2012, a 25 basis point movement in credit spreads would impact our net book value by approximately $20.0 million, assuming a static portfolio of current investments and financings, but would not directly affect our earnings or cash flow.

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

We seek to reduce credit risk by actively monitoring our asset portfolio and the underlying credit quality of our holdings and, where appropriate and achievable, repositioning our investments to upgrade their credit quality. In the event of a significant rising interest rate environment and/or economic downturn, loan and collateral defaults may increase and result in credit losses that would adversely affect our liquidity and operating results. As described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Considerations” and elsewhere in this quarterly report, adverse market and credit conditions have resulted in our recording of other-than-temporary impairment in certain securities and loans.

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

We seek to reduce our exposure to prepayment through the structuring of our investments in Excess MSRs. For example, pursuant to the terms of the Excess MSR agreements we entered into in December 2011 and March 2012, in the event that mortgage loans are prepaid in full and Nationstar originates the new mortgage loans, subject to certain limitations, we are entitled to the pro rata share of the Excess MSRs of such “recaptured” loans. We will seek to enter into similar “recapture” agreements in making any future investments in Excess MSRs.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Application of Critical Accounting Policies” for a sensitivity analysis of 10% and 20% changes in key assumptions on the estimated fair value of Excess MSRs.

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

Interest Rate and Credit Spread Risk Sensitive Instruments and Fair Value

Our holdings of such financial instruments, and their fair values and the estimation methodology thereof, are detailed in Note 6 to our consolidated financial statements included herein. For information regarding the impact of prepayment, reinvestment, and expected loss factors on the timing of realization of our investments, please refer to the consolidated financial statements included herein and in our Annual Report on Form 10-K for the year ended December 31, 2011. For information regarding the impact of changes in these factors on the value of securities valued with internal models, see Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies.”

We note that the values of our investments in real estate securities, loans and derivative instruments are sensitive to changes in market interest rates, credit spreads and other market factors. The value of these investments can vary, and has varied, materially from period to period.

Trends

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Considerations” above for a further discussion of recent trends and events affecting our liquidity, unrealized gains and losses.

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

The U.S. government has enacted legislation that enables government agencies to modify the terms of a significant number of residential and other loans to provide relief to borrowers without the applicable investor’s consent. These modifications allow for outstanding principal to be deferred, interest rates to be reduced, the length of the loan to be extended or other terms to be changed in ways that can permanently eliminate the cash flow (principal and interest) associated with a portion of the loan. These modifications are currently reducing, or in the future may reduce, the value of a number of our current or future investments, including investments in mortgage-backed securities, and excess mortgage servicing rights (“Excess MSRs”). As a result, such loan modifications are negatively affecting our business, results of operations and financial condition. In addition, certain market participants propose reducing the amount of paperwork required by a borrower to modify a loan, which could increase the likelihood of fraudulent modifications and materially harm the U.S. mortgage market and investors that have exposure to this market. Additional legislation intended to provide relief to borrowers may be enacted and could further harm our business, results of operations and financial condition.

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

There are conflicts of interest inherent in our relationship with our manager insofar as our manager and its affiliates — including investment funds, private investment funds, or businesses managed by our manager — invest in real estate securities, real estate related loans, Excess MSRs and operating real estate and whose investment objectives overlap with our investment objectives. Certain investments appropriate for us may also be appropriate for one or more of these other investment vehicles. Members of our board of directors and employees of our manager who are our officers may serve as officers and/or directors of these other entities. In addition, our manager or its affiliates may have investments in and/or earn fees from such other investment vehicles that are higher than their economic interests in us and which may therefore create an incentive to allocate investments to such other investment vehicles. Our manager or its affiliates may determine, in their discretion, to make a particular investment through another investment vehicle rather than through us and have no obligation to offer to us the opportunity to participate in any particular investment opportunity. Accordingly, it is possible that we may not be given the opportunity to participate at all in certain investments made by our affiliates that meet our investment objectives.

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

Consistent with our broad investment guidelines and our investment objectives, we have acquired and are actively exploring additional opportunities to acquire Excess MSRs and additional classes of operating real estate, including senior living facilities. See “—We invest in Excess MSRs, and such investments could have a negative impact on our financial results,” and “—We may invest in senior living facilities, which are subject to various risks that could have a negative impact on our financial results.”

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

Our manager will not be liable to us for any acts or omissions performed in accordance with the management agreement, including with respect to the performance of our investments.

Pursuant to our management agreement, our manager will not assume any responsibility other than to render the services called for thereunder and will not be responsible for any action of our board of directors in following or declining to follow its advice or recommendations. Under the terms of our management agreement, our manager, its officers, partners, members, managers, directors, personnel, other agents, any person controlling or controlled by our manager and any person providing sub-advisory services to our manager will not be liable to us, any subsidiary of ours, our directors, our stockholders or any subsidiary’s stockholders or partners for acts or omissions performed in accordance with and pursuant to our management agreement, except because of acts constituting bad faith, willful misconduct or gross negligence, as determined by a final non-appealable order of a court of competent jurisdiction. In addition, we have agreed to indemnify our Manager, its officers, partners, members, managers, directors, personnel, other agents, any person controlling or controlled by our manager and any person providing sub-advisory services to our manager with respect to all expenses, losses, damages, liabilities, demands, charges and claims arising from acts of our manager not constituting bad faith, willful misconduct or gross negligence, pursuant to our management agreement.

Our manager’s due diligence of investment opportunities may not identify all pertinent risks, which could materially affect our business, financial condition, liquidity and results of operations.

Our manager intends to conduct due diligence with respect to each investment opportunity it pursues. It is possible, however, that our manager’s due diligence processes will not uncover all relevant facts regarding such investment opportunities, particularly with respect to any assets we acquire from third parties. In particular, investments that initially appear to be viable may prove not to be over time due to economic, legal, regulatory, political or other factors. These considerations are particularly relevant in light of the current uncertain economic and regulatory environment. Our inability to do any of the foregoing would be likely to materially and adversely affect our business, financial condition, liquidity and results of operations.

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

We believe the risks associated with our business are more severe during periods similar to those we recently experienced in which an economic slowdown or recession is accompanied by declining real estate values. Declining real estate values generally reduce the level of new mortgage loan originations, since borrowers often use increases in the value of their existing properties to support the purchase of, or investment in, additional properties. Borrowers may also be less able to pay principal and interest on our loans, and the loans underlying our securities, if the real estate economy weakens. Further, declining real estate values significantly increase the likelihood that we will incur losses on our loans and securities in the event of default because the value of our collateral may be insufficient to cover our basis. Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect our net interest income from loans and securities in our portfolio and our income from Excess MSRs, as well as our ability to originate, sell and securitize loans, which would significantly harm our revenues, results of operations, financial condition, liquidity, business prospects and our ability to make distributions to our shareholders. For more information on the impact of market conditions on our business and results of operations see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Considerations.”

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

We had approximately $133.6 million of assets in our consolidated CDOs as of March 2012 or April 2012, as appropriate, that are under negative watch for possible downgrade by at least one of the rating agencies. One or more of the rating agencies could downgrade some or all of these assets at any time, and any such downgrade could negatively affect – and possibly materially affect – our future cash flows. As of the March 2012 remittance date for CDO IV and as of the April 2012 remittance date for CDO VI, these CDOs were not in compliance with their applicable over collateralization tests and, consequently, we are not receiving residual cash flows from these CDOs. However, we continue to receive senior management fees and cash flow distributions from senior classes of bonds we own. Based upon our current calculations, we expect these CDOs to remain out of compliance for the foreseeable future. Moreover, given current market conditions, it is possible that all of our CDOs could be out of compliance with their over collateralization tests as of one or more measurement dates within the next twelve months.

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

In addition, we can be removed as manager of a CDO if certain events occur, including the failure to satisfy specific over collateralization and interest coverage tests, failure to satisfy certain “key man” requirements or an event of default occurring for the failure to pay interest on the related senior classes of securities of the CDO. If we are removed as collateral manager, we would no longer receive management fees from — and no longer be able to manage the assets of — the applicable CDO, which could negatively affect our cash flows, business, results of operations and financial condition. On June 17, 2011, CDO V failed additional over collateralization tests. The consequences of failing these tests are that an event of default has occurred, and we may be removed as the collateral manager under the documentation governing CDO V. So long as the event of default continues, we will not be permitted to purchase or sell any collateral in CDO V. If we are removed as the collateral manager of CDO V, we would no longer receive the senior management fees from such CDO. As of May 8, 2012, we have not been removed as collateral manager. Based upon our current calculations, we estimate that if we are removed as the collateral manager of CDO V, the loss of senior management fees would not have a material negative impact on our cash flows, business, results of operations or financial condition. Given current market conditions, it is possible that events of default may occur in other CDOs, and we could be removed as the collateral manager of those CDOs if certain events of default occur. Moreover, our cash flows, business, results of operations and/or financial condition could be materially and negatively impacted if certain events of default occur.

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

Our counterparties are not required to roll our repurchase agreements upon the expiration of their stated terms, which subjects us to a number of risks. As we have experienced recently and may experience in the future, counterparties electing to roll our repurchase agreements may charge higher spread and impose more onerous terms upon us, including the requirement that we post additional margin as collateral. More significantly, if a repurchase agreement counterparty elects not to extend our financing, we would be required to pay the counterparty the full repurchase price on the maturity date and find an alternate source of financing. Alternate sources of financing may be more expensive, contain more onerous terms or simply may not be available. If we were unable to pay the repurchase price for any security financed with a repurchase agreement, the counterparty has the right to sell the underlying security being held as collateral and require us to compensate for any shortfall between the value of our obligation to the counterparty and the amount for which the collateral was sold (which may be a significantly discounted price). As of March 31, 2012, we had $233.7 million outstanding under repurchase agreement financings. Moreover, all of our repurchase agreement obligations are with two counterparties. If any of our counterparties elected not to roll these repurchase agreements, we may not be able to find a replacement counterparty in a timely manner.

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

Furthermore, with respect to our investments in Excess MSRs, we are subject to the risks of the mortgage servicer. To the extent that it is terminated as the mortgage servicer of the underlying mortgage loan pool, or files for bankruptcy, our ability to receive excess mortgage servicing amount or eventually recover our investment would be severely impacted. See “—We will be dependent on mortgage servicers to service the mortgage loans underlying the Excess MSRs that we acquire.”

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

One component of our investment strategy is to use match funded financing structures for our investments, which match assets and liabilities with respect to maturities and interest rates. When available, this strategy mitigates the risk of not being able to refinance an investment on favorable terms or at all. However, our manager may elect for us to bear a level of refinancing risk on a short-term or longer-term basis, as in the case of investments financed with repurchase agreements, when, based on its analysis, our manager determines that bearing such risk is advisable or unavoidable (which is generally the case with respect to the residential mortgage loans and FNMA/FHLMC securities in which we invest). In addition, we may be unable, as a result of conditions in the credit markets, to match fund our investments. For example, non-recourse term financing not subject to margin requirements was generally not available or economical for the past three years and is currently still difficult to obtain, which impairs our ability to match fund our investments. Moreover, we may not be able to enter into interest rate swaps. Lastly, lenders may be unwilling to finance certain types of assets, such as Excess MSRs, because of the challenges with perfecting security interests in the underlying collateral. As a result, we do not currently expect to match fund investments in Excess MSRs. A decision not to, or the inability to, match fund certain investments exposes us to additional risks.

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

Excess MSRs are interests in mortgage servicing rights. A mortgage servicing right (“MSR”) provides a mortgage servicer with the right to service a pool of mortgages in exchange for a portion of the interest payments made on the underlying mortgages, which portion is expressed as a specified percentage of the unpaid principal balance of the mortgages. The typical annual MSR payment on a pool of agency mortgage loans is 25-35 basis points (“bps”) on the unpaid principal balance of the loans.

An MSR can be separated into two components: A “base servicing fee,” which represents the arm’s-length reasonable compensation that a servicer would charge for its servicing activities, and the Excess MSR, which represents the amount of interest payable to the servicer in excess of the base servicing fee. The Excess MSR is an ownership interest in the interst payments made on the underlying pool of mortgages, akin to an “interest-only strip” on that pool.

We record Excess MSRs on our balance sheet at fair value, and changes in their fair value are reflected in our consolidated results of operations. The determination of the fair value of Excess MSRs requires our management to make numerous estimates and assumptions that could materially differ from actual results. Such estimates and assumptions include, without limitation, estimates of the future cash flows from the Excess MSRs, which in turn are based upon assumptions about interest rates as well as prepayment rates, delinquencies and foreclosure rates of the underlying mortgage loans.

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

Moreover, delinquency rates have a significant impact on the value of Excess MSRs. An increase in delinquencies will generally result in lower revenue because typically we will only collect the mortgage servicing amount from GSEs or mortgage owners for performing loans. The price we pay for Excess MSRs is based on, among other things, our projections of the cash flows from related pools of mortgage loans. Our expectation of delinquencies is a significant assumption underlying those cash flow projections. If delinquencies are significantly greater than expected, the estimated fair value of the Excess MSRs could be diminished. As a result, we could suffer a loss, which would have a negative impact on our financial results.

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

We will be dependent on mortgage servicers, including Nationstar, to service the mortgage loans underlying the Excess MSRs that we acquire.

Our investments in Excess MSRs are dependent on the mortgage servicer to perform the servicing obligations. As a result, we could be materially and adversely affected if the servicer is terminated. The duties and obligations of mortgage servicers are defined through contractual agreements, generally referred to as Servicing Guides in the case of GSEs, or Pooling and Servicing Agreements in the case of private-label securities (collectively, the “Servicing Guidelines”). Such Servicing Guidelines generally provide for the possibility for termination of the contractual rights of the servicer in the absolute discretion of the owner of the mortgages being serviced. In the event of such termination by a mortgage owner with respect to a particular servicer, the related Excess MSRs could potentially lose all value on a going forward basis. Moreover, the termination by a mortgage owner of a servicer could take effect across all mortgages of such mortgage owner. Therefore, to the extent we make multiple investments relating to mortgages owned by the same owner and serviced by the same servicer, all such investments, including our investments with Nationstar, could lose all their value in the event of the termination of the servicer by the mortgage owner.

We could also be materially and adversely affected if the servicer is unable to adequately service the underlying mortgage loans due to:

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

Favorable ratings from third-party rating agencies such as Standard & Poor’s, Moody’s and Fitch are important to the conduct of a mortgage servicer’s loan servicing business and a downgrade in a mortgage servicer’s ratings could have an adverse effect on us and the value of our Excess MSRs. Downgrades in a mortgage servicer’s servicer ratings could adversely affect their ability to finance servicing advances and maintain their status as an approved servicer by Fannie Mae and Freddie Mac. Downgrades in servicer ratings could also lead to the early termination of existing advance facilities and affect the terms and availability of match funded advance facilities that a mortgage servicer may seek in the future. A mortgage service’s failure to maintain favorable or specified ratings may cause their termination as a servicer and may impair their ability to consummate future servicing transactions, which could have an adverse effect on our operations since we will rely heavily on mortgage servicers to achieve our investment objective with respect to Excess MSRs.

In addition, a bankruptcy by any mortgage servicer that services the mortgage loans underlying any Excess MSRs that we have acquired or may acquire in the future could result in:

•	the validity and priority of our ownership of the Excess MSRs being challenged in a bankruptcy proceeding;
•	payments made by such servicer to us, or obligations incurred by it, being avoided by a court under federal or state preference laws or federal or state fraudulent conveyance laws;
•	a re-characterization of any sale of the Excess MSRs or other assets to us as a pledge of such assets in a bankruptcy proceeding; or
•	any agreement pursuant to which we purchased the MSRs being rejected in a bankruptcy proceeding.

Any of the foregoing events could have a material and adverse effect on us.

GSE initiatives and other actions may adversely affect returns from investments in Excess MSRs.

On January 17, 2011, the Federal Housing Finance Agency announced that it has instructed FNMA and FHLMC to study possible alternatives to the current residential mortgage servicing and compensation system used for single-family mortgage loans. It is too early to determine what the GSEs, including FNMA and FHLMC, may propose as alternatives to current servicing compensation practices, or when any such alternatives would become effective. Although we do not expect MSRs that have already been created to be subject to any changes implemented by FNMA and FHLMC, it is possible that, because of the significant role of FNMA and FHLMC in the secondary mortgage market, any changes they implement could become prevalent in the mortgage servicing industry generally. Other industry stakeholders or regulators may also implement or require changes in response to the perception that the current mortgage servicing practices and compensation do not appropriately serve broader housing policy objectives. These proposals are still evolving. To the extent the GSEs implement reforms that materially affect the market for conforming loans, there may be secondary effects on the subprime and Alt-A markets. These reforms may have a material adverse effect on the economics or performance of any Excess MSRs that we may acquire in the future.

Changes to the minimum servicing amount for GSE loans could occur at any time and could impact us in significantly negative ways that we are unable to predict or protect against.

Currently, when a loan is sold into the secondary market for FNMA and FHLMC loans, the servicer is generally required to retain a minimum servicing amount (“MSA”) of 25 basis points of the outstanding principal balance for fixed rate mortgages. As has been widely publicized, in September 2011, the Federal Housing Finance Agency (FHFA) announced that a Joint Initiative on Mortgage Servicing Compensation was seeking public comment on two alternative mortgage servicing compensation structures detailed in a discussion paper. Changes to MSA could significantly impact our business in negative ways that we cannot predict or protect against. For example, a removal of MSA could radically change the mortgage servicing industry and could severely limit the Excess MSRs that will be available for us to invest in. In addition, a removal of or a reduction in the MSA could significantly reduce the recapture rate on any portfolios in which we are invested, which could negatively affect our investment return on those assets. We cannot predict whether any changes to current MSA rules will occur or what impact any changes will have on our business, results of operations, liquidity or financial condition.

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

In addition, Excess MSRs are highly illiquid and subject to numerous restrictions on transfers. For example, the Servicing Guidelines of a mortgage owner generally require that holders of Excess MSRs obtain the mortgage owner’s prior approval of any change of direct ownership of such Excess MSRs. Such approval may be withheld for any reason or no reason in the discretion of the mortgage owner. Additionally, investments in Excess MSRs are a new type of transaction, and there have been extremely few investment products that pursue a similar investment strategy. Accordingly, the risks associated with the transaction and structure are not fully known to buyers or sellers. As a result of the foregoing, there is some risk that we will be unable to locate a buyer at the time we wish to sell an Excess MSR. Additionally, there is some risk that we will be required to dispose of Excess MSRs through an in-kind distribution or other liquidation vehicle, which will, in either case, provide little or no economic benefit to us. Therefore, we cannot provide any assurance that we will obtain any return or any benefit of any kind from any disposition of Excess MSRs.

Our ability to acquire and dispose of Excess MSRs may be subject to the receipt of third-party consents.

Our Manager has extremely limited transaction history involving GSEs such as Freddie Mac and Fannie Mae. While we have participated in two transactions involving Freddie Mac, the terms of such transactions may differ significantly from the terms that can be secured for future purchases of Excess MSRs. Moreover, because our Manager has no transaction history with any GSEs other than Freddie Mac, the terms on which we would be able to purchase Excess MSRs from such other GSEs remain entirely unknown.

In addition, GSEs may require that we subject ourselves to costly or burdensome conditions as a prerequisite for their consent to our purchase of Excess MSRs. GSE conditions may diminish or eliminate the investment potential of certain Excess MSRs by making such purchases too expensive for us or by severely limiting the potential returns available from Excess MSRs. Moreover, we have not received and do not expect to receive any assurances from any GSEs that their conditions for the sale by us of any Excess MSRs will not change. Therefore the potential costs associated with receiving such GSEs’ consent for any such dispositions by us cannot be determined with any certainty.

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

As a public company, we are required to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. Internal control over financial reporting is complex and may be revised over time to adapt to changes in our business or applicable accounting rules. For example, as a result of new investments, including any investments in senior living facilities, we may be required to consolidate additional entities, and, therefore, to document and test effective internal controls over the financial reporting of these entities in accordance with Section 404, which we may not be able to do. Even if we are able to do so, there could be significant costs and delays, particularly if these entities were not subject to Section 404 prior to being acquired by us. If we are not able to maintain or document effective internal control over financial reporting, our independent registered public accounting firm would not be able to certify as to the effectiveness of our internal control over financial reporting as of the required dates, which could subject us to adverse regulatory consequences, including sanctions or investigations by the SEC, or violations of applicable stock exchange listing rules. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements, which could lead to a decline in our share price, impair our ability to raise capital and other adverse consequences.

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

As of December 31, 2010, we had a loss carryforward, inclusive of net operating loss and capital loss, of approximately $1.05 billion. The net operating loss carryforward and capital loss carryforward can generally be used to offset future ordinary taxable income and capital gain, for up to twenty years and five years, respectively. As a result, we do not expect that there will be any REIT distribution requirements for the year ending December 31, 2012, except as described below.

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

We may experience issues regarding the characterization of income for tax purposes. For example, we may recognize significant ordinary income, which we would not be able to offset with capital losses, which would, in turn, increase the amount of income we would be required to distribute to shareholders in order to maintain our REIT status. We expect that this disconnect will occur in the case of one or more of our non-recourse financing structures, including off balance sheet structures such as our subprime securitizations and non-consolidated CDOs, where we incur capital losses on the related assets, and ordinary income from the cancellation of the related non-recourse financing if the ultimate proceeds from the assets are insufficient to repay such debt. Through March 31, 2012, no such cancellation of CDO debt had been effected as a result of losses incurred. However, we expect that such cancellation of indebtedness within our CDOs, consolidated or non-consolidated, may occur in the future. In the case of our subprime securitizations, $44.5 million of such cancellations had been effected through March 31, 2012, and we expect such cancellations will continue as losses are realized. This disconnect could also occur, and has occurred, as a result of the repurchase of our outstanding debt at a discount as the gain recorded upon the cancellation of indebtedness is characterized as ordinary income for tax purposes. We have repurchased our debt at a discount in the past, and we intend to attempt to do so in the future. During 2009 and 2010, we repurchased $787.8 million face amount of our outstanding CDO debt and junior subordinated notes at a discount, and recorded $521.1 million of gain. In compliance with tax laws, we had the ability to defer the ordinary income recorded as a result of this cancellation of indebtedness to future years and have deferred or intend to defer all or a portion of such gain for 2009 and 2010. While such deferral may postpone the effect of the disconnect on the ability to offset taxable income and losses, it does not eliminate it. Furthermore, cancellation of indebtedness income recognized on or after January 1, 2011 cannot be deferred and must generally be recognized as ordinary income in the year of such cancellation. During the year ended December 31, 2011 and the period ended March 31, 2012, we repurchased $193.2 million and $30.0 million face amount of our outstanding CDO debt and notes payable at a discount and recorded $82.2 million and $20.7 million of gain for tax purposes, respectively, (of which only $66.1 million and $20.7 million gain relating to $171.8 million and $30.0 million face amount of debt repurchased, respectively, was recognized for GAAP purposes). The elimination of the ability to defer the recognition of cancellation of indebtedness income introduces additional tax implications that may significantly reduce the economic benefit of repurchasing our outstanding CDO debt.

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

We conduct our operations in reliance on an exemption from the Investment Company Act. The assets that we may acquire, therefore, are limited by the provisions of the Investment Company Act and the rules and regulations promulgated under the Investment Company Act. The SEC recently solicited public comment on a wide range of issues relating to Section 3(c)(5)(C) of the Investment Company Act, including the nature of the assets that qualify for purposes of the exemption and whether mortgage REITs should be regulated in a manner similar to investment companies. There can be no assurance that the laws and regulations governing the Investment Company Act status of REITs, or SEC guidance regarding these exemptions, will not change in a manner that adversely affects our operations. If the SEC takes action that could result in our or our subsidiaries’ failure to maintain an exception or exemption from the Investment Company Act, we could, among other things, be required either to (a) change the manner in which we conduct our operations to maintain our exemption from registration as an investment company, (b) effect sales of our assets in a manner that, or at a time when, we would not otherwise choose to do so, or (c) register as an investment company (which, among other things, would require us to comply with the leverage constraints applicable to investment companies), any of which could negatively affect the value of our common stock, the sustainability of our business model, and our ability to make distributions to our shareholders, which could, in turn, materially and adversely affect us and the market price of our shares.

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

Sales of our common stock or other securities in the public or private market, or the perception that these sales may occur, could cause the market price of our common stock to decline. This could also impair our ability to raise additional capital through the sale of our equity securities. Under our certificate of incorporation, we are authorized to issue up to 500,000,000 shares of common stock, of which 105,181,009 shares of common stock were outstanding as of March 31, 2012. We cannot predict the size of future issuances of our common stock or other securities or the effect, if any, that future sales and issuances would have on the market price of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

3.1	Articles of Amendment and Restatement (incorporated by reference to the Registrant’s Registration Statement on Form S-11 (File No. 333-90578), Exhibit 3.1).

3.2	Articles Supplementary Relating to the Series B Preferred Stock (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003, Exhibit 3.3).

3.3	Articles Supplementary Relating to the Series C Preferred Stock (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 3.3, filed on October 25, 2005).

3.4	Articles Supplementary Relating to the Series D Preferred Stock (incorporated by reference to the Registrant’s Report on Form 8-A, Exhibit 3.1, filed on March 14, 2007).

3.5	Amended and Restated By-laws (incorporated by reference to the Registrant’s Registration Statement on Form 8-K, Exhibit 3.1, filed on May 5, 2006).

4.1	Rights Agreement between the Registrant and American Stock Transfer and Trust Company, as Rights Agent, dated October 16, 2002 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2002, Exhibit 4.1).

4.2	Junior Subordinated Indenture between Newcastle Investment Corp. and The Bank of New York Mellon Trust Company, National Association, dated April 30, 2009 (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 4.1, filed on May 4, 2009).

4.3	Pledge and Security Agreement between Newcastle Investment Corp. and The Bank of New York Mellon Trust Company, National Association, as trustee, dated April 30, 2009 (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 4.2, filed on May 4, 2009).

4.4	Pledge, Security Agreement and Account Control Agreement among Newcastle Investment Corp., NIC TP LLC, as pledgor, and The Bank of New York Mellon Trust Company, National Association, as bank and trustee, dated April 30, 2009 (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 4.3, filed on May 4, 2009).

10.1	Amended and Restated Management and Advisory Agreement by and among the Registrant and Fortress Investment Group LLC, dated June 23, 2003 (incorporated by reference to the Registrant’s Registration Statement on Form S-11 (File No. 333-106135), Exhibit 10.1).

10.2	Newcastle Investment Corp. Nonqualified Stock Option and Incentive Award Plan Amended and Restated Effective as of February 11, 2004 (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, Exhibit 10.2).

10.3	Exchange Agreement between Newcastle Investment Corp. and Taberna Preferred Funding IV, Ltd., Taberna Preferred Funding V, Ltd., Taberna Preferred Funding VI, Ltd. and Taberna Preferred Funding VII, Ltd., dated April 30, 2009 (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.1, filed on May 4, 2009).

10.4	Exchange Agreement, dated as of January 29, 2010, by and among Newcastle Investment Corp., Taberna Capital Management, LLC, Taberna Preferred Funding IV, Ltd., Taberna Preferred Funding V, Ltd., Taberna Preferred Funding VI, Ltd. and Taberna Preferred Funding VII, Ltd. (incorporated by reference to the Registrant’s Report on Form 8-K, Exchibt 10.1, filed on February 2, 2010).

10.5	Excess Servicing Spread Sale and Assignment Agreement between NIC MSR I LLC, a wholly owned subsidiary of Newcastle Investment Corp., and Nationstar Mortgage LLC, dated December 8, 2011. (incorporated by reference to the Registrant’s Report on Form 10-K, Exhibit 10.5, filed on March 15, 2012).

10.6	Excess Spread Refinanced Loan Replacement Agreement between NIC MSR I LLC, a wholly owned subsidiary of Newcastle Investment Corp., and Nationstar Mortgage LLC, dated December 8, 2011. (incorporated by reference to the Registrant’s Report on Form 10-K, Exhibit 10.6, filed on March 15, 2012).

10.7	Current Excess Servicing Spread Acquisition Agreement for FNMA Mortgage Loans, dated as of March 6, 2012, between Nationstar Mortgage LLC and NIC MSR II LLC (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.1, filed on March 12, 2012).

10.8	Future Spread Agreement for FNMA Mortgage Loans, dated March 6, 2012, between Nationstar Mortgage LLC and NIC MSR II LLC (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.2, filed on March 12, 2012).

10.9	Current Excess Servicing Spread Acquisition Agreement for FHLMC Mortgage Loans, dated as of March 6, 2012, between Nationstar Mortgage LLC and NIC MSR II LLC (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.3, filed on March 12, 2012).

10.10	Future Spread Agreement for FHLMC Mortgage Loans, dated March 6, 2012, between Nationstar Mortgage LLC and NIC MSR II LLC (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.4, filed on March 12, 2012).

10.11	Current Excess Servicing Spread Acquisition Agreement for Non-Agency Mortgage Loans, dated as of March 6, 2012, between Nationstar Mortgage LLC and NIC MSR II LLC (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.5, filed on March 12, 2012).

10.12	Future Spread Agreement for Non-Agency Mortgage Loans, dated March 6, 2012, between Nationstar Mortgage LLC and NIC MSR II LLC (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.6, filed on March 12, 2012).

21.1	Subsidiaries of the Registrant (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, Exhibit 21.1)

31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

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

May 10, 2012

By:	/s/ Brian C. Sigman
Brian C. Sigman
Chief Financial Officer and Principal Accounting Officer

May 10, 2012

