Form 10-Q
period 2012-06-30
NEWCASTLE INVESTMENT CORP
filed 2012-08-09
CIK 1175483

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ___________________

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

Common stock, $0.01 par value per share: 172,487,757 shares outstanding as of August 7, 2012.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, the operating performance of our investments, the stability of our earnings, and our financing needs. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “endeavor,” “seek,” “anticipate,” “estimate,” “overestimate,” “underestimate,” “believe,” “could,” “project,” “predict,” “continue” or other similar words or expressions. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Our ability to predict results or the actual outcome of future plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	reductions in cash flows received from our investments;
•	our ability to take advantage of opportunities in additional asset classes or types of assets, including, without limitation, senior living facilities, at attractive risk-adjusted prices or at all;
•	our ability to take advantage of investment opportunities in interests in excess mortgage servicing rights (“Excess MSRs”);
•	our ability to deploy capital accretively;
•	the risks that default and recovery rates on our real estate securities and loan portfolios deteriorate compared to our underwriting estimates;
•	changes in prepayment rates on the loans underlying certain of our assets, including, but not limited to, our Excess MSRs;
•	the risk that projected recapture rates on the portfolios underlying our Excess MSRs are not achieved;
•	the relationship between yields on assets which are paid off and yields on assets in which such monies can be reinvested;
•	the relative spreads between the yield on the assets we invest in and the cost of financing;
•	changes in economic conditions generally and the real estate and bond markets specifically;
•	adverse changes in the financing markets we access affecting our ability to finance our investments, or in a manner that maintains our historic net spreads;
•	changing risk assessments by lenders that potentially lead to increased margin calls, not extending our repurchase agreements or other financings in accordance with their current terms or entering into new financings with us;
•	changes in interest rates and/or credit spreads, as well as the success of any hedging strategy we may undertake in relation to such changes;
•	the quality and size of the investment pipeline and the rate at which we can invest our cash, including cash inside our collateralized debt obligations (“CDOs”);
•	impairments in the value of the collateral underlying our investments and the relation of any such impairments to our judgments as to whether changes in the market value of our securities, loans or real estate are temporary or not and whether circumstances bearing on the value of such assets warrant changes in carrying values;
•	legislative/regulatory changes, including but not limited to, any modification of the terms of loans;
•	the availability and cost of capital for future investments;
•	competition within the finance and real estate industries; and
•	other risks detailed from time to time below, particularly under the heading “Risk Factors,” and in our other SEC reports.

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

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	June 30, 2012
	(Unaudited)	December 31, 2011
Assets
Non-Recourse VIE Financing Structures
Real estate securities, available-for-sale	$1,505,791	$1,479,214
Real estate related loans, held-for-sale, net	891,953	807,214
Residential mortgage loans, held-for-investment, net	311,097	331,236
Subprime mortgage loans subject to call option	405,247	404,723
Operating real estate, held-for-sale	7,737	7,741
Other investments	18,883	18,883
Restricted cash	62,692	105,040
Derivative assets	966	1,954
Receivables from brokers, dealers and clearing organizations	30,632	—
Receivables and other assets	21,021	23,319
	3,256,019	3,179,324
Recourse Financing Structures and Unlevered Assets
Real estate securities, available-for-sale	532,609	252,530
Real estate related loans, held-for-sale, net	—	6,366
Residential mortgage loans, held-for-sale, net	2,946	2,687
Investments in excess mortgage servicing rights at fair value	265,132	43,971
Other investments	6,024	6,024
Cash and cash equivalents	102,647	157,356
Receivables and other assets	28,313	3,541
	937,671	472,475
	$4,193,690	$3,651,799
Liabilities and Stockholders’ Equity
Liabilities
Non-Recourse VIE Financing Structures
CDO bonds payable	$2,350,648	$2,403,605
Other bonds and notes payable	179,001	200,377
Repurchase agreements	5,538	6,546
Financing of subprime mortgage loans subject to call option	405,247	404,723
Derivative liabilities	101,809	119,320
Payables to brokers, dealers and clearing organizations	20,560	—
Accrued expenses and other liabilities	14,228	16,112
	3,077,031	3,150,683
Recourse Financing Structures and Other Liabilities
Repurchase agreements	317,972	233,194
Junior subordinated notes payable	51,246	51,248
Dividends payable	30,366	16,707
Due to affiliates	8,448	1,659
Purchase price payable on investments in excess mortgage servicing rights	31,382	3,250
Payables to brokers, dealers and clearing organizations	68,296	—
Accrued expenses and other liabilities	6,219	2,969
	513,929	309,027
	3,590,960	3,459,710
Stockholders' Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized, 1,347,321 shares of 9.75% Series B Cumulative Redeemable Preferred Stock, 496,000 shares of 8.05% Series C Cumulative Redeemable Preferred Stock, and 620,000 shares of 8.375% Series D Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, issued and outstanding as of June 30, 2012 and December 31, 2011	61,583	61,583
Common stock, $0.01 par value, 500,000,000 shares authorized, 147,187,757 and 105,181,009 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	1,472	1,052
Additional paid-in capital	1,542,806	1,275,792
Accumulated deficit	(1,022,604)	(1,073,252)
Accumulated other comprehensive income (loss)	19,473	(73,086)
	602,730	192,089
	$4,193,690	$3,651,799

See notes to consolidated financial statements

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(dollars in thousands, except share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Interest income	$82,438	$74,143	$157,337	$146,346
Interest expense	29,462	35,750	59,627	73,915
Net interest income	52,976	38,393	97,710	72,431
Impairment (Reversal)
Valuation allowance (reversal) on loans	(3,223)	(14,555)	(12,254)	(55,862)
Other-than-temporary impairment on securities	10,859	5,784	16,742	8,896
Portion of other-than-temporary impairment on securities recognized in other comprehensive income (loss), net of the reversal of other comprehensive loss into net income (loss)	863	(296)	(3,069)	693
	8,499	(9,067)	1,419	(46,273)

Net interest income after impairment/reversal	44,477	47,460	96,291	118,704

Other Income (Loss)
Gain (loss) on settlement of investments, net	(1,177)	35,606	3,646	69,698
Gain on extinguishment of debt	39	33,443	20,782	44,485
Change in fair value of investments in excess mortgage servicing rights	3,523	—	4,739	—
Other income (loss), net	(3,744)	(10,160)	(774)	(9,825)
	(1,359)	58,889	28,393	104,358
Expenses
Loan and security servicing expense	1,104	1,200	2,202	2,260
General and administrative expense	6,205	1,649	8,490	3,250
Management fee to affiliate	5,631	4,555	10,607	8,744
	12,940	7,404	21,299	14,254
Income from continuing operations	30,178	98,945	103,385	208,808
Income (loss) from discontinued operations	261	190	525	—
Net Income	30,439	99,135	103,910	208,808
Preferred dividends	(1,395)	(1,395)	(2,790)	(2,790)
Income Available for Common Stockholders	$29,044	$97,740	$101,120	$206,018
Income Per Share of Common Stock
Basic	$0.21	$1.23	$0.84	$2.90
Diluted	$0.21	$1.23	$0.84	$2.90
Income from continuing operations per share of common stock, after preferred dividends
Basic	$0.21	$1.23	$0.84	$2.90
Diluted	$0.21	$1.23	$0.84	$2.90
Income (loss) from discontinued operations per share of common stock
Basic	$—	$—	$—	$—
Diluted	$—	$—	$—	$—
Weighted Average Number of Shares of Common Stock Outstanding
Basic	134,115,335	79,282,480	119,648,172	70,988,410
Diluted	135,172,953	79,282,480	120,421,528	70,992,828
Dividends Declared per Share of Common Stock	$0.20	$0.10	$0.40	$0.10

See notes to consolidated financial statements

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$30,439	$99,135	$103,910	$208,808
Other comprehensive income (loss):
Net unrealized gain (loss) on securities	(10,128)	(24,396)	66,289	101,747
Reclassification of net realized (gain) loss on securities into earnings	12,900	(30,052)	8,413	(58,323)
Net unrealized gain (loss) on derivatives designated as cash flow hedges	4,058	(5,336)	12,232	13,075
Reclassification of net realized (gain) loss on derivatives designated as cash flow hedges into earnings	5,836	7,867	5,625	12,465
Other comprehensive income (loss)	12,666	(51,917)	92,559	68,964
Total comprehensive income	$43,105	$47,218	$196,469	$277,772

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

FOR THE SIX MONTHS ENDED JUNE 30, 2012

(dollars in thousands)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accum. Other Comp. Income	Total Stock- holders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss)	Equity
Stockholders’ equity - December 31, 2011	2,463,321	$61,583	105,181,009	$1,052	$1,275,792	$(1,073,252)	$(73,086)	$192,089
Dividends declared	—	—	—	—	—	(53,262)	—	(53,262)
Issuance of common stock	—	—	42,006,748	420	267,014	—	—	267,434
Net income	—	—	—	—	—	103,910	—	103,910
Other comprehensive income (loss)	—	—	—	—	—	—	92,559	92,559
Stockholders’ equity - June 30, 2012	2,463,321	$61,583	147,187,757	$1,472	$1,542,806	$(1,022,604)	$19,473	$602,730

See notes to consolidated financial statements

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(dollars in thousands)

	Six Months Ended June 30,
	2012	2011
Cash Flows From Operating Activities
Net income	$103,910	$208,808
Adjustments to reconcile net income to net cash provided by (used in) operating activities (inclusive of amounts related to discontinued operations):
Depreciation and amortization	174	137
Accretion of discount and other amortization	(25,860)	(21,807)
Interest income in CDOs redirected for reinvestment or CDO bond paydown	(2,445)	(6,579)
Interest income on investments accrued to principal balance	(10,914)	(9,298)
Interest expense on debt accrued to principal balance	218	514
Deferred interest received	—	1,027
Non-cash directors' compensation	220	122
Reversal of valuation allowance on loans	(12,254)	(55,862)
Other-than-temporary impairment on securities	13,673	9,589
Impairment on real estate held-for-sale	—	433
Change in fair value of investments in excess mortgage servicing rights	(4,739)	—
Gain on settlement of investments (net) and real estate held-for-sale	(3,646)	(68,766)
Unrealized loss on non-hedge derivatives and hedge ineffectiveness	2,476	11,194
Gain on extinguishment of debt	(20,782)	(44,485)
Change in:
Restricted cash	364	245
Receivables and other assets	(4,371)	1,076
Due to affiliates	334	99
Accrued expenses and other liabilities	2,977	(73)
Net cash provided by (used in) operating activities	39,335	26,374
Cash Flows From Investing Activities
Principal repayments from repurchased CDO debt	12,567	48,881
Principal repayments from CDO securities	527	8,865
Principal repayments from non-Agency RMBS	4,173	70
Return of investments in excess mortgage servicing rights	4,820	—
Principal repayments from loans and non-CDO securities (excluding non-Agency RMBS)	38,115	51,863
Purchase of real estate securities	(227,670)	(180,245)
Proceeds from sale of real estate securities	—	3,885
Acquisition of investments in excess mortgage servicing rights	(190,510)	—
Acquisition of servicing rights	—	(2,268)
Deposit paid on investment in excess mortgage servicing rights	(16,801)	—
Payments on settlement of derivative instruments	—	(14,322)
Net cash provided by (used in) investing activities	(374,779)	(83,271)

Continued on page 6

See notes to consolidated financial statements

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

JUNE 30, 2012

(dollars in thousands)

	Six Months Ended June 30,
	2012	2011
Cash Flows From Financing Activities
Repurchases of CDO bonds payable	(9,177)	(87,064)
Issuance of other bonds payable	—	142,736
Repayments of other bonds payable	(21,684)	(184,242)
Borrowings under repurchase agreements	102,194	108,576
Repayments of repurchase agreements	(18,424)	(9,263)
Issuance of common stock	268,050	98,843
Costs related to issuance of common stock	(621)	(468)
Common stock dividends paid	(36,813)	—
Preferred stock dividends paid	(2,790)	(5,581)
Payment of deferred financing costs	—	(1,546)
Restricted cash returned from refinancing activities	—	62,220
Net cash provided by (used in) financing activities	280,735	124,211
Net Increase (Decrease) in Cash and Cash Equivalents	(54,709)	67,314
Cash and Cash Equivalents, Beginning of Period	157,356	33,524
Cash and Cash Equivalents, End of Period	$102,647	$100,838
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest expense	$40,390	$53,169
Supplemental Schedule of Non-Cash Investing and Financing Activities
Preferred stock dividends declared but not paid	$930	$930
Common stock dividends declared but not paid	$29,436	$7,930
Securities purchased not yet settled	$68,296	$85,278
Purchase price payable on investments in excess mortgage servicing rights	$31,382	$—
Deposit on senior housing assets due to affiliates	$5,930	$—

See notes to consolidated financial statements

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2012

(dollars in tables in thousands, except share data)

 1. GENERAL

Newcastle Investment Corp. (and its subsidiaries, “Newcastle”) is a Maryland corporation that was formed in 2002. Newcastle conducts its business through the following segments:(i) investments financed with non-recourse collateralized debt obligations (“non-recourse CDOs”), (ii) unlevered investments in deconsolidated Newcastle CDO debt (“unlevered CDOs”), (iii) unlevered investments in excess mortgage servicing rights (“unlevered Excess MSRs”), (iv) investments financed with other non-recourse debt (“non-recourse other”), (v) investments and debt repurchases financed with recourse debt (“recourse”), (vi) other unlevered investments (“unlevered other”) and (vii) corporate. With respect to the non-recourse CDOs and non-recourse other segments, subject to the passing of certain periodic coverage tests, Newcastle is generally entitled to receive the net cash flows from these structures on a periodic basis.

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

Newcastle is party to a management agreement (the "Management Agreement") with FIG LLC (the "Manager"), a subsidiary of Fortress Investment Group LLC (“Fortress”), under which the Manager advises Newcastle on various aspects of its business and manages its day-to-day operations, subject to the supervision of Newcastle's board of directors. For its services, the Manager is entitled to an annual management fee and incentive compensation, both as defined in, and in accordance with the terms of, the Management Agreement.

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

In May 2012, Newcastle issued 23,000,000 shares of its common stock in a public offering at a price to the public of $6.71 per share for net proceeds of approximately $152.0 million. For the purpose of compensating the Manager for its successful efforts in raising capital for Newcastle, in connection with this offering, Newcastle granted options to the Manager to purchase 2,300,000 shares of Newcastle’s common stock at the public offering price, which had a fair value of approximately $7.6 million as of the grant date.

In July 2012, Newcastle issued 25,300,000 shares of its common stock in a public offering at a price, net of underwriting discounts and commissions, to the underwriters of $6.63 per share for net proceeds of approximately $167.4 million, after deducting the expenses for this offering. Certain officers and directors of Newcastle participated in this offering and purchased an aggregate of 450,000 shares at $6.70 per share. For the purpose of compensating the Manager for its successful efforts in raising capital for Newcastle, in connection with this offering, Newcastle granted options to the Manager to purchase 2,530,000 shares of Newcastle’s common stock at $6.70, which had a fair value of approximately $8.3 million as of the grant date.

Approximately 4.4 million shares of Newcastle’s common stock were held by Fortress, through its affiliates, and its principals at June 30, 2012. In addition, Fortress, through its affiliates, held options to purchase approximately 8.5 million shares of Newcastle’s common stock at June 30, 2012.

The accompanying consolidated financial statements and related notes of Newcastle have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under U.S. generally accepted accounting principles have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of Newcastle's financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These financial statements should be read in conjunction with Newcastle's consolidated financial statements for the year ended December 31, 2011 and notes thereto included in Newcastle’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. Capitalized terms used herein, and not otherwise defined, are defined in Newcastle’s consolidated financial statements for the year ended December 31, 2011.

Certain prior period amounts have been reclassified to conform to the current period’s presentation.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2012

(dollars in tables in thousands, except share data)

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

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2012

(dollars in tables in thousands, except share data)

Summary financial data on Newcastle's segments is given below, together with a reconciliation to the same data for Newcastle as a whole:

	Non- Recourse CDOs (A)	Unlevered CDOs (B)	Unlevered Excess MSRs	Non- Recourse Other (A) (C)	Recourse (D)	Unlevered Other (E)	Corporate	Inter- segment Elimination (F)	Total
Six Months Ended June 30, 2012
Interest income	$110,440	$230	$6,519	$36,463	$1,768	$4,851	$103	$(3,037)	$157,337
Interest expense	34,640	—	—	25,334	561	—	1,903	(2,811)	59,627
Net interest income (expense)	75,800	230	6,519	11,129	1,207	4,851	(1,800)	(226)	97,710
Impairment (reversal)	(789)	—	—	2,703	—	(495)	—	—	1,419
Other income (loss)	24,533	176	4,739	—	—	(1,055)	—	—	28,393
Expenses	483	1	1,494	1,693	—	25	17,603	—	21,299
Income (loss) from continuing operations	100,639	405	9,764	6,733	1,207	4,266	(19,403)	(226)	103,385
Income (loss) from discontinued operations	—	—	—	330	—	(31)	—	226	525
Net income (loss)	100,639	405	9,764	7,063	1,207	4,235	(19,403)	—	103,910
Preferred dividends	—	—	—	—	—	—	(2,790)	—	(2,790)
Income (loss) applicable to common stockholders	$100,639	$405	$9,764	$7,063	$1,207	$4,235	$(22,193)	$—	$101,120

Three Months Ended June 30, 2012
Interest income	$56,038	$115	$4,482	$18,037	$954	$4,328	$52	$(1,568)	$82,438
Interest expense	17,004	—	—	12,671	293	—	949	(1,455)	29,462
Net interest income (expense)	39,034	115	4,482	5,366	661	4,328	(897)	(113)	52,976
Impairment (reversal)	7,742	—	—	1,055	—	(298)	—	—	8,499
Other income (loss)	(5,380)	84	3,523	—	—	414	—	—	(1,359)
Expenses	242	—	1,371	850	—	12	10,465	—	12,940
Income (loss) from continuing operations	25,670	199	6,634	3,461	661	5,028	(11,362)	(113)	30,178
Income (loss) from discontinued operations	—	—	—	162	—	(14)	—	113	261
Net income (loss)	25,670	199	6,634	3,623	661	5,014	(11,362)	—	30,439
Preferred dividends	—	—	—	—	—	—	(1,395)	—	(1,395)
Income (loss) applicable to common stockholders	$25,670	$199	$6,634	$3,623	$661	$5,014	$(12,757)	$—	$29,044

June 30, 2012
Investments	$2,509,771	$3,957	$265,132	$772,025	$403,392	$134,230	$—	$(141,088)	$3,947,419
Cash and restricted cash	62,692	—	9,278	—	—	—	93,369	—	165,339
Derivative assets	966	—	—	—	—	—	—	—	966
Other assets	51,457	6	16,815	196	958	4,344	6,543	(353)	79,966
Total assets	2,624,886	3,963	291,225	772,221	404,350	138,574	99,912	(141,441)	4,193,690
Debt	(2,356,186)	—	—	(725,336)	(317,972)	—	(51,246)	141,088	(3,309,652)
Derivative liabilities	(101,809)	—	—	—	—	—	—	—	(101,809)
Other liabilities	(31,861)	—	(33,031)	(2,927)	(65,777)	(2,601)	(43,655)	353	(179,499)
Total liabilities	(2,489,856)	—	(33,031)	(728,263)	(383,749)	(2,601)	(94,901)	141,441	(3,590,960)
Preferred stock	—	—	—	—	—	—	(61,583)	—	(61,583)
GAAP book value	$135,030	$3,963	$258,194	$43,958	$20,601	$135,973	$(56,572)	$—	$541,147

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2012

(dollars in tables in thousands, except share data)

	Non- Recourse CDOs (A)	Unlevered CDOs (B)	Unlevered Excess MSRs	Non- Recourse Other (A)	Recourse	Unlevered Other	Corporate	Inter- segment Elimination (F)	Total

Six Months Ended June 30, 2011
Interest income	$111,399	$23	$—	$35,006	$597	$992	$63	$(1,734)	$146,346
Interest expense	47,285	—	—	25,990	242	—	1,906	(1,508)	73,915
Net interest income (expense)	64,114	23	—	9,016	355	992	(1,843)	(226)	72,431
Impairment (reversal)	(44,158)	—	—	1,797	—	(3,912)	—	—	(46,273)
Other income (loss)	98,234	3,527	—	1,490	—	1,107	—	—	104,358
Expenses	639	—	—	1,636	—	115	11,864	—	14,254
Income (loss) from continuing operations	205,867	3,550	—	7,073	355	5,896	(13,707)	(226)	208,808
Income (loss) from discontinued operations	—	—	—	(185)	—	(41)	—	226	—
Net income (loss)	205,867	3,550	—	6,888	355	5,855	(13,707)	—	208,808
Preferred dividends	—	—	—	—	—	—	(2,790)	—	(2,790)
Income (loss) applicable to common stockholders	$205,867	$3,550	$—	$6,888	$355	$5,855	$(16,497)	$—	$206,018

Three Months Ended June 30, 2011
Interest income	$56,571	$12	$—	$17,525	$450	$510	$43	$(968)	$74,143
Interest expense	22,672	—	—	12,835	144	—	954	(855)	35,750
Net interest income (expense)	33,899	12	—	4,690	306	510	(911)	(113)	38,393
Impairment (reversal)	(5,913)	—	—	643	—	(3,797)	—	—	(9,067)
Other income (loss)	55,127	3,452	—	(337)	—	647	—	—	58,889
Expenses	326	—	—	892	—	70	6,116	—	7,404
Income (loss) from continuing operations	94,613	3,464	—	2,818	306	4,884	(7,027)	(113)	98,945
Income (loss) from discontinued operations	—	—	—	97	—	(20)	—	113	190
Net income (loss)	94,613	3,464	—	2,915	306	4,864	(7,027)	—	99,135
Preferred dividends	—	—	—	—	—	—	(1,395)	—	(1,395)
Income (loss) applicable to common stockholders	$94,613	$3,464	$—	$2,915	$306	$4,864	$(8,422)	$—	$97,740

(A)	Assets held within CDOs and other non-recourse structures are not available to satisfy obligations outside of such financings, except to the extent Newcastle receives net cash flow distributions from such structures. Furthermore, creditors or beneficial interest holders of these structures have no recourse to the general credit of Newcastle. Therefore, Newcastle’s exposure to the economic losses from such structures is limited to its invested equity in them and economically their book value cannot be less than zero. Therefore, impairment recorded in excess of Newcastle’s investment, which results in negative GAAP book value for a given non-recourse financing structure, cannot economically be incurred and will eventually be reversed through amortization, sales at gains, or as gains at the deconsolidation or termination of such non-recourse financing structure.

(B)	Represents unlevered investments in CDO securities issued by Newcastle. These CDOs have been deconsolidated as Newcastle does not have the power to direct the relevant activities of the CDOs.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2012

(dollars in tables in thousands, except share data)

(C)	The following table summarizes the investments and debt in the other non-recourse segment:

	June 30, 2012
	Investments		Debt
	Outstanding Face	Carrying	Outstanding Face	Carrying
	Amount	Value	Amount*	Value*
Manufactured housing loan portfolio I	$125,948	$105,225	$98,268	$89,282
Manufactured housing loan portfolio II	165,494	162,402	130,949	129,968
Residential mortgage loans	54,744	40,007	53,266	52,195
Subprime mortgage loans subject to call options	406,217	405,247	406,217	405,247
Real estate securities	66,762	51,407	46,862	42,644
Operating real estate	N/A	7,737	6,000	6,000
	$819,165	$772,025	$741,562	$725,336

*	An aggregate face amount of $154.8 million (carrying value of $141.1 million) of debt represents financing provided by the CDO segment (and included as investments in the CDO segment), which is eliminated upon consolidation.
(D)	The $318.0 million of recourse debt is comprised of (i) a $316.1 million repurchase agreement secured by $337.6 million carrying value of FNMA/FHLMC securities and (ii) a $1.9 million repurchase agreement secured by $27.3 million face amount of senior notes issued by Newcastle CDO VI, which was repurchased by Newcastle and is eliminated in consolidation.
(E)	The following table summarizes the investments in the unlevered other segment:

	June 30, 2012
	Outstanding Face Amount	Carrying Value	Number of Investments
Real estate securities*	$318,909	$125,260	30
Residential mortgage loans	4,322	2,946	144
Other investments	N/A	6,024	1
	$323,231	$134,230	175

*	During the three months ended June 30, 2012, Newcastle purchased 10 non-agency residential mortgage backed (“RMBS”) securities with an aggregate face amount of $181.6 million for an aggregate purchase price of approximately $122.4 million, or an average price of 67.4% of par. As of June 30, 2012, these securities had an aggregate face amount of $177.4 million and a carrying value of $119.5 million.
(F)	Represents the elimination of investments and financings and their related income and expenses between the CDO segment and other non-recourse segment as the corresponding inter-segment investments and financings are presented on a gross basis within each of these segments.

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

In addition, Newcastle’s investments in CMBS, CDO securities and loans may be deemed to be variable interests in VIEs, depending on their structure. Newcastle is not obligated to provide, nor has it provided, any financial support to these VIEs. Newcastle monitors these investments and, to the extent Newcastle determines that it potentially owns a majority of the currently controlling class, it analyzes them for potential consolidation. As of June 30, 2012, Newcastle has not consolidated these potential VIEs due to the determination that, based on the nature of Newcastle’s investments and the provisions governing these structures, Newcastle does not have the power to direct the activities that most significantly impact their economic performance.

Newcastle had variable interests in the following unconsolidated VIE at June 30, 2012, in addition to the subprime securitizations which are described in Note 4:

Entity	Gross Assets (A)	Debt (B)	Carrying Value of Newcastle’s Investment (C)
Newcastle CDO V	$298,549	$298,995	$3,957

(A)	Face amount.
(B)	Includes $42.3 million face amount of debt owned by Newcastle with a carrying value of $4.0 million at June 30, 2012.
(C)	This amount represents Newcastle’s maximum exposure to loss from this entity, which was the fair value at June 30, 2012, related to $5.3 million face amount of CDO V Class I notes.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2012

(dollars in tables in thousands, except share data)

 3. REAL ESTATE SECURITIES

The following is a summary of Newcastle’s real estate securities at June 30, 2012, all of which are classified as available-for-sale and are, therefore, reported at fair value with changes in fair value recorded in other comprehensive income, except for securities that are other-than-temporarily impaired.

		Amortized Cost Basis							Weighted Average
	Outstanding		Other- Than- Temporary					Number				Maturity	Principal
	Face	Before	Impairment	After	Gross Unrealized		Carrying	of	Rating			(Years)	Subordination
Asset Type	Amount	Impairment	(A)	Impairment	Gains	Losses	Value (B)	Securities	(C)	Coupon	Yield	(D)	(E)
CMBS-Conduit	$1,279,728	$1,098,922	$(168,256)	$930,666	$112,293	$(46,483)	$996,476	159	BB+	5.55%	10.71%	3.9	11.7%
CMBS- Single Borrower	175,346	170,879	(12,364)	158,515	3,869	(10,426)	151,958	31	BB	5.24%	6.54%	3.2	6.8%
CMBS-Large Loan	14,938	14,404	—	14,404	434	(50)	14,788	2	BBB+	5.06%	8.89%	0.7	10.1%
REIT Debt	120,288	119,542	—	119,542	5,685	(2,130)	123,097	18	BB+	5.72%	5.72%	2.2	N/A
ABS-Subprime (F)	421,669	321,385	(76,547)	244,838	13,935	(6,033)	252,740	70	CCC	0.89%	8.91%	5.5	24.7%
ABS-Manufactured Housing	27,722	26,890	—	26,890	2,138	(74)	28,954	7	BBB+	6.59%	7.38%	3.7	42.9%
ABS-Franchise	11,121	10,835	(8,451)	2,384	34	(391)	2,027	4	CCC-	5.56%	5.45%	4.9	3.2%
FNMA/FHLMC	377,220	400,531	—	400,531	3,127	(266)	403,392	37	AAA	2.48%	1.39%	4.7	N/A
CDO (G)	206,124	83,374	(14,861)	68,513	25	(3,570)	64,968	13	CCC+	3.03%	7.76%	1.2	21.0%
Total / Average (H)	$2,634,156	2,246,762	$(280,479)	$1,966,283	$141,540	$(69,423)	$2,038,400	341	BB+	4.16%	7.79%	3.9

(A)	Represents the cumulative impairment against amortized cost basis recorded through earnings, net of the effect of the cumulative adjustment as a result of the adoption of new accounting guidance on impairment in 2009.
(B)	See Note 6 regarding the estimation of fair value, which is equal to carrying value for all securities.
(C)	Represents the weighted average of the ratings of all securities in each asset type, expressed as an S&P equivalent rating. For each security rated by multiple rating agencies, the lowest rating is used. Newcastle used an implied AAA rating for the FNMA/FHLMC securities. Ratings provided were determined by third party rating agencies as of a particular date, may not be current and are subject to change at any time.
(D)	The weighted average maturity is based on the timing of expected principal reduction on the assets.
(E)	Percentage of the outstanding face amount of securities and residual interests that is subordinate to Newcastle’s investments.
(F)	Includes (i) the retained bonds with a face amount of $4.0 million and a carrying value of $1.1 million from Securitization Trust 2006 (Note 4) and (ii) 10 non-agency RMBS purchased during the three months ended June 30, 2012 with an aggregate face amount of $177.4 million and a carrying value of $119.5 million as of June 30, 2012.
(G)	Includes two CDO bonds issued by a third party with a carrying value of $58.3 million, four CDO bonds issued by CDO V (which has been deconsolidated) and held as investments by Newcastle with a carrying value of $4.0 million and seven CDO bonds issued by C-BASS with a carrying value of $2.8 million.
(H)	The total outstanding face amount of fixed rate securities was $1.6 billion, and of floating rate securities was $1.0 billion.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2012

(dollars in tables in thousands, except share data)

Unrealized losses that are considered other-than-temporary are recognized currently in earnings. During the six months ended June 30, 2012, Newcastle recorded other-than-temporary impairment charges (“OTTI”) of $16.7 million (gross of $3.1 million of other-than-temporary impairment recognized in other comprehensive income) with respect to real estate securities. Based on management’s analysis of these securities, the performance of the underlying loans and changes in market factors, Newcastle noted adverse changes in the expected cash flows on certain of these securities and concluded that they were other-than-temporarily impaired. Any remaining unrealized losses on Newcastle’s securities were primarily the result of changes in market factors, rather than issue-specific credit impairment. Newcastle performed analyses in relation to such securities, using management’s best estimate of their cash flows, which support its belief that the carrying values of such securities were fully recoverable over their expected holding period. The following table summarizes Newcastle’s securities in an unrealized loss position as of June 30, 2012.

		Amortized Cost Basis							Weighted Average
Securities in an Unrealized	Outstanding		Other- than-		Gross			Number
Loss	Face	Before	Temporary	After	Unrealized		Carrying	of				Maturity
Position	Amount	Impairment	Impairment	Impairment	Gains	Losses	Value	Securities	Rating	Coupon	Yield	(Years)
Less Than Twelve Months	$283,224	$274,738	$(11,209)	$263,529	$—	$(4,980)	258,549	27	A	3.14%	3.66%	5.1
Twelve or More Months	704,267	644,904	(16,707)	628,197	—	(64,443)	563,754	96	BB	4.43%	6.90%	3.1
Total	$987,491	$919,642	$(27,916)	$891,726	$—	$(69,423)	$822,303	123	BBB-	4.06%	5.94%	3.7

Newcastle performed an assessment of all of its debt securities that are in an unrealized loss position (unrealized loss position exists when a security’s amortized cost basis, excluding the effect of OTTI, exceeds its fair value) and determined the following:

	June 30, 2012
		Amortized Cost Basis	Unrealized Losses
	Fair Value	After Impairment	Credit (B)	Non-Credit (C)
Securities Newcastle intends to sell	$4,456	$4,456	$(11,502)	N/A
Securities Newcastle is more likely than not to be required to sell (A)	—	—	—	N/A
Securities Newcastle has no intent to sell and is not more likely than not to be required to sell:
Credit impaired securities	48,274	52,063	(26,752)	(3,789)
Non credit impaired securities	774,029	839,663	—	(65,634)
Total debt securities in an unrealized loss position	$826,759	$896,182	$(38,254)	$(69,423)

(A)	Newcastle may, at times, be more likely than not to be required to sell certain securities for liquidity purposes. While the amount of the securities to be sold may be an estimate, and the securities to be sold have not yet been identified, Newcastle must make its best estimate, which is subject to significant judgment regarding future events, and may differ materially from actual future sales.

(B)	This amount is required to be recorded as other-than-temporary impairment through earnings. In measuring the portion of credit losses, Newcastle’s management estimates the expected cash flow for each of the securities. This evaluation includes a review of the credit status and the performance of the collateral supporting those securities, including the credit of the issuer, key terms of the securities and the effect of local, industry and broader economic trends. Significant inputs in estimating the cash flows include management’s expectations of prepayment speeds, default rates and loss severities. Credit losses are measured as the decline in the present value of the expected future cash flows discounted at the investment’s effective interest rate.

(C)	This amount represents unrealized losses on securities that are due to non-credit factors and is required to be recorded through other comprehensive income.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2012

(dollars in tables in thousands, except share data)

The following table summarizes the activity related to credit losses on debt securities for the six months ended June 30, 2012:

Beginning balance of credit losses on debt securities for which a portion of an OTTI was recognized in other comprehensive income	$(20,207)

Additions for credit losses on securities for which an OTTI was not previously recognized	(6,800)

Increases to credit losses on securities for which an OTTI was previously recognized and a portion of an OTTI was recognized in other comprehensive income	(242)

Additions for credit losses on securities for which an OTTI was previously recognized without any portion of OTTI recognized in other comprehensive income	(8,669)

Reduction for credit losses on securities for which no OTTI was recognized in other comprehensive income at the current measurement date	7,188

Reduction for securities sold during the period	1,498

Reduction for increases in cash flows expected to be collected that are recognized over the remaining life of the security	480

Ending balance of credit losses on debt securities for which a portion of an OTTI was recognized in other comprehensive income	$(26,752)

As of June 30, 2012, Newcastle had $63.4 million of restricted cash and net receivables from brokers, dealers and clearing organizations held in CDO financing structures pending its reinvestment in real estate securities and loans.

The table below summarizes the geographic distribution of the collateral securing Newcastle’s CMBS and ABS at June 30, 2012 (in thousands):

	CMBS		ABS
Geographic Location	Outstanding Face Amount	Percentage	Outstanding Face Amount	Percentage
Western U.S.	$574,813	39.1%	$125,608	27.3%
Northeastern U.S.	253,261	17.2%	94,256	20.4%
Southeastern U.S.	293,247	20.0%	116,819	25.4%
Midwestern U.S.	156,504	10.7%	61,673	13.4%
Southwestern U.S.	122,175	8.3%	53,022	11.5%
Other	16,823	1.1%	9,134	2.0%
Foreign	53,189	3.6%	—	0.0%
	$1,470,012	100.0%	$460,512	100.0%

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

JUNE 30, 2012

(dollars in tables in thousands, except share data)

4. REAL ESTATE RELATED LOANS, RESIDENTIAL MORTGAGE LOANS, SUBPRIME MORTGAGE LOANS, CDO SERVICING RIGHTS AND INVESTMENTS IN EXCESS MORTGAGE SERVICING RIGHTS

The following is a summary of real estate related loans, residential mortgage loans and subprime mortgage loans at June 30, 2012. The loans contain various terms, including fixed and floating rates, self-amortizing and interest only. They are generally subject to prepayment.

Loan Type	Outstanding Face Amount	Carrying Value (A)	Loan Count	Wtd. Avg. Yield	Weighted Average Coupon	Weighted Average Maturity (Years) (B)	Floating Rate Loans as a % of Face Amount	Delinquent Face Amount (C)
Mezzanine Loans	$608,953	$486,572	17	10.20%	7.90%	2.1	71.2%	$12,000
Corporate Bank Loans	300,663	189,328	6	19.62%	9.70%	2.3	51.1%	1,397
B-Notes	207,981	185,701	7	11.32%	5.51%	2.5	71.4%	—
Whole Loans	30,352	30,352	3	5.17%	3.87%	1.5	95.9%	—
Total Real Estate Related Loans Held-for-Sale, Net	$1,147,949	$891,953	33	12.26%	7.83%	2.2	66.6%	$13,397
Non-Securitized Manufactured Housing Loan Portfolio I	$640	$169	18	39.15%	8.01%	0.7	0.0%	$45
Non-Securitized Manufactured Housing Loan Portfolio II	3,682	2,777	126	15.48%	10.10%	5.7	8.0%	524
Total Residential Mortgage Loans Held-for-Sale, Net (D)	$4,322	$2,946	144	16.84%	9.79%	5.0	6.8%	$569

Securitized Manufactured Housing Loan Portfolio I	$125,948	$105,225	3,352	9.48%	8.67%	6.9	0.9%	$978
Securitized Manufactured Housing Loan Portfolio II	165,494	162,402	5,733	7.54%	9.64%	5.8	17.0%	3,370
Residential Loans	58,523	43,470	207	7.67%	2.56%	6.5	100.0%	7,914
Total Residential Mortgage Loans Held- for-Investment, Net (D) (E)	$349,965	$311,097	9,292	8.21%	8.10%	6.3	25.1%	$12,262
Subprime Mortgage Loans Subject to Call Option	$406,217	$405,247

(A)	Carrying value includes interest receivable of $0.1 million for the residential housing loans and principal and interest receivable of $5.4 million for the manufactured housing loans.
(B)	The weighted average maturity is based on the timing of expected principal reduction on the assets.
(C)	Includes loans that are 60 or more days past due (including loans that are in foreclosure, or borrower’s in bankruptcy) or considered real estate owned (“REO”). As of June 30, 2012, $71.6 million face amount of real estate related loans was on non-accrual status.
(D)	Loans acquired at a discount for credit quality.
(E)	The following is an aging analysis of past due residential loans held-for-investment as of June 30, 2012:

	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	REO	Total Past Due	Current	Total Outstanding Face Amount
Securitized Manufactured Housing Loan Portoflio I	$467	$344	$401	$233	$1,445	$124,503	$125,948
Securitized Manufactured Housing Loan Portoflio II	$1,399	$838	$1,370	$1,162	$4,769	$160,725	$165,494
Residential Loans	$400	$267	$6,831	$816	$8,314	$50,209	$58,523

Newcastle’s management monitors the credit qualities of the Manufactured Housing Loan Portfolios I and II primarily by using aging analyses, current trends in delinquencies and actual loss incurrence rates.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2012

(dollars in tables in thousands, except share data)

The following is a summary of real estate related loans by maturities at June 30, 2012:

Year of Maturity (1)	Outstanding Face Amount	Carrying Value	Number of Loans
Delinquent (2)	$13,397	$611	2
Period from July 1, 2012 to December 31, 2012	63, 454	—	2
2013	36,068	27,246	3
2014	406,229	283,207	10
2015	242,801	202,585	6
2016	274,102	272,306	5
2017	95,602	91,536	4
Thereafter	16,296	14,462	1
Total	$1,147,949	$891,953	33

(1)	Based on the final extended maturity date of each loan investment as of June 30, 2012.
(2)	Includes loans that are non-performing, in foreclosure, or under bankruptcy.

Activities relating to the carrying value of our real estate loans and residential mortgage loans are as follows:

	Held-for-Sale		Held-for-Investment
	Real Estate Related Loans	Residential Mortgage Loans	Residential Mortgage Loans
Balance at December 31, 2011	$813,580	$2,687	$331,236
Purchases / additional fundings	91,481	—	—
Interest accrued to principal balance	10,914	—	—
Principal paydowns	(36,922)	(302)	(19,708)
Sales	—	—	—
Valuation (allowance) reversal on loans	14,398	559	(2,703)
Loss on repayment of loans held-for-sale	(1,614)	—	—
Accretion of loan discount and other amortization	—	—	2,165
Other	116	2	107
Balance at June 30, 2012	$891,953	2,946	$311,097

The following is a rollforward of the related loss allowance.

	Held-For-Sale		Held-For-Investment
	Real Estate Related Loans	Residential Mortgage Loans	Residential Mortgage Loans (B)
Balance at December 31, 2011	$(228,017)	$(2,461)	$(26,075)
Charge-offs (A)	17,648	602	4,295
Valuation (allowance) reversal on loans	14,398	559	(2,703)
Balance at June 30, 2012	$(195,971)	$(1,300)	$(24,483)

(A)	The charge-offs for real estate related loans represent a loan which was paid off at a discounted price during the period.
(B)	The allowance for credit losses was determined based on the guidance for loans acquired with deteriorated credit quality.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2012

(dollars in tables in thousands, except share data)

Investments in Excess Mortgage Servicing Rights

The following is a summary of Newcastle’s Excess MSRs:

		June 30, 2012				Six Months Ended June 30, 2012
	Unpaid Principal Balance	Amortized Cost Basis	Carrying Value (A)	Weighted Average Yield	Average Maturity (Years) (B)	Changes in Fair Value Recorded in Other Income (Loss) (C)
MSR Pool 1	$9,120,148	$32,465	$37,613	18.0%	4.7	$4,151
MSR Pool 1 - Recapture Agreement	—	6,111	6,067	18.0%	10.5	588
MSR Pool 2	9,942,371	36,934	36,934	17.3%	4.7	—
MSR Pool 2 - Recapture Agreement	—	5,904	5,904	17.3%	11.9	—
MSR Pool 3	9,739,715	31,421	31,421	17.6%	4.7	—
MSR Pool 3 - Recapture Agreement	—	5,221	5,221	17.6%	11.3	—
MSR Pool 4	6,210,442	12,638	12,638	17.9%	4.6	—
MSR Pool 4 - Recapture Agreement	—	2,969	2,969	17.9%	11.1	—
MSR Pool 5	46,945,452	117,844	117,844	17.5%	4.8	—
MSR Pool 5 - Recapture Agreement	—	8,521	8,521	17.5%	12.3	—
	$81,958,128	$260,028	$265,132	17.6%	5.5	$4,739

(A) Fair value.

(B) The weighted average maturity is based on the timing of expected return of investments.

(C) The portion of change in fair value of the recapture agreement relating to loans recaptured to date is reflected in the respective pool.

In December 2011, Newcastle entered into an agreement (“MSR Agreement I”) with Nationstar Mortgage LLC (“Nationstar”), a leading residential mortgage servicer majority-owned by funds managed by Newcastle’s manager, to purchase Excess MSRs from Nationstar. Nationstar acquired the mortgage servicing rights on a pool of government-sponsored enterprise (“GSE”) residential mortgage loans with an outstanding principal balance of approximately $9.9 billion (“MSR Pool 1”) on September 30, 2011. Nationstar is entitled to receive an initial weighted average total mortgage servicing amount of 35 basis points (bps) on the performing unpaid principal balance, as well as any ancillary income from MSR Pool 1. Pursuant to MSR Agreement I, Nationstar performs all servicing functions and advancing functions related to MSR Pool 1 for a base servicing fee of 6 bps. Therefore, the remainder, or “excess mortgage servicing amount” is initially equal to a weighted average of 29 bps. Newcastle acquired the right to receive 65% of the excess mortgage servicing amount on MSR Pool 1 and, subject to certain limitations and pursuant to a loan replacement agreement (the “Recapture Agreement”), 65% of the Excess MSRs on certain future mortgage loans originated by Nationstar, that represent refinancings of loans in MSR Pool 1 (which loans then become part of MSR Pool 1) for $43.7 million. Nationstar has co-invested, pari passu with Newcastle, in 35% of the Excess MSRs. Nationstar, as servicer, also retains the ancillary income, the servicing obligations and liabilities as the servicer. If Nationstar is terminated as the servicer, Newcastle’s right to receive its portion of the excess mortgage servicing amount is also terminated. To the extent that Nationstar is terminated as the servicer and receives a termination payment, Newcastle is entitled to a pro rata share, or 65%, of such termination payment.

On June 5, 2012, Newcastle announced the completion of a co-investment with Nationstar related to their acquisition of mortgage servicing assets from Bank of America, National Association. Newcastle has invested approximately $44 million to acquire a 65% interest in the Excess MSRs on a portfolio of residential mortgage loans with an outstanding principal balance of approximately $10.4 billion (“MSR Pool 2”), comprised of conforming loans in GSE pools. Nationstar has co-invested pari passu with Newcastle in 35% of the Excess MSRs and will be the servicer of the loans performing all servicing and advancing functions, and retaining the ancillary income, servicing obligations and liabilities as the servicer. Under the terms of this investment, to the extent that any loans in the portfolio are refinanced by Nationstar, the resulting Excess MSRs will be shared pro rata by Newcastle and Nationstar, subject to certain limitations. As of June 30, 2012, Newcastle funded $11.0 million of the purchase price and expected the remainder of the purchase price payable to Nationstar to be funded in the third quarter of 2012 pursuant to the payment terms of the agreement.

On June 29, 2012, Newcastle announced the completion of a co-investment in Excess MSRs in connection with Nationstar’s acquisition of mortgage servicing assets from Aurora Bank FSB, a subsidiary of Lehman Brothers Bancorp Inc. Newcastle invested approximately $176.5 million to acquire a 65% interest in the Excess MSRs on a portfolio of residential mortgage loans with an outstanding principal balance of approximately $63.7 billion, comprised of approximately 75% non-conforming loans in private label securitizations and approximately 25% conforming loans in GSE pools. The portfolio is comprised of three pools: a pool of non-conforming loans in private label securities with an

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2012

(dollars in tables in thousands, except share data)

outstanding principal balance of approximately $47.6 billion (“MSR Pool 5”), and two GSE loan pools with outstanding principal balances of approximately $6.3 billion (“MSR Pool 4”) and $9.8 billion (“MSR Pool 3”), respectively. Nationstar has co-invested pari passu with Newcastle in 35% of the Excess MSRs and will be the servicer of the loans performing all servicing and advancing functions, and retaining the ancillary income, servicing obligations and liabilities as the servicer. Under the terms of this investment, to the extent that any loans in the portfolio are refinanced by Nationstar, the resulting Excess MSRs will be shared pro rata by Newcastle and Nationstar, subject to certain limitations.

The table below summarizes the geographic distribution of the underlying residential mortgage loans of the Excess MSRs at June 30, 2012:

State Concentration	Percentage of Total Outstanding
California	32.5%
Florida	10.0%
Washington	4.3%
New York	4.1%
Arizona	4.0%
Texas	3.5%
Colorado	3.5%
Maryland	3.3%
New Jersey	3.2%
Virginia	3.0%
Other U.S.	28.6%
100.0%

(A)	Based on the information provided by the loan servicer as of the most recent remittance.

Geographic concentrations of investments expose Newcastle to the risk of economic downturns within the relevant states. Any such downturn in a state where Newcastle holds significant investments could affect the underlying borrower’s ability to make the mortgage payment and therefore could have a meaningful, negative impact on Newcastle’s Excess MSRs.

See note 11 regarding the agreements to acquire an additional portfolio of Excess MSRs.

CDO Servicing Rights

In February 2011, Newcastle, through one of its subsidiaries, purchased the management rights with respect to certain CBASS Investment Management LLC (“C-BASS”) CDOs pursuant to a bankruptcy proceeding for $2.2 million. Newcastle initially recorded the cost of acquiring the collateral management rights as a servicing asset and subsequently amortizes this asset in proportion to, and over the period of, estimated net servicing income. Servicing assets are assessed for impairment on a quarterly basis, with impairment recognized as a valuation allowance. Key economic assumptions used in measuring any potential impairment of the servicing assets include the prepayment speeds of the underlying loans, default rates, loss severities and discount rates. During the six months ended June 30, 2012 and 2011, respectively, Newcastle recorded $0.2 million and $0.1 million of servicing rights amortization and no servicing rights impairment. As of June 30, 2012, Newcastle’s servicing asset had a carrying value of $1.9 million recorded in Receivables and Other Assets.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2012

(dollars in tables in thousands, except share data)

Securitization of Subprime Mortgage Loans

The following table presents information on the retained interests in Newcastle’s securitizations of subprime mortgage loans at June 30, 2012:

	Subprime Portfolio
	I	II	Total
Total securitized loans (unpaid principal balance) (A)	$447,144	$585,022	$1,032,166
Loans subject to call option (carrying value)	$299,176	$106,071	$405,247
Retained interests (fair value) (B)	$1,117	$—	$1,117

(A)	Average loan seasoning of 83 months and 65 months for Subprime Portfolios I and II, respectively, at June 30, 2012.
(B)	The retained interests include retained bonds of the securitizations. The fair value of which is estimated based on pricing models. Newcastle’s residual interests were written off in 2010. The weighted average yield of the retained bonds was 8.40% as of June 30, 2012.

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

The following table summarizes certain characteristics of the underlying subprime mortgage loans, and related financing, in the securitizations as of June 30, 2012:

	Subprime Portfolio
	I	II
Loan unpaid principal balance (UPB)	$447,144	$585,022
Weighted average coupon rate of loans	5.24%	4.61%
Delinquencies of 60 or more days (UPB) (A)	$98,807	$153,706
Net credit losses for the six months ended June 30, 2012	$17,963	$22,916
Cumulative net credit losses	$210,832	$244,769
Cumulative net credit losses as a % of original UPB	14.0%	22.5%
Percentage of ARM loans (B)	51.5%	64.7%
Percentage of loans with original loan-to-value ratio >90%	10.8%	17.2%
Percentage of interest-only loans	21.3%	4.3%
Face amount of debt (C)	$443,144	$585,022
Weighted average funding cost of debt (D)	0.61%	1.22%

(A)	Delinquencies include loans 60 or more days past due, in foreclosure, under bankruptcy filing or real estate owned.
(B)	ARM loans are adjustable-rate mortgage loans. An option ARM is an adjustable-rate mortgage that provides the borrower with an option to choose from several payment amounts each month for a specified period of the loan term. None of the loans in the subprime portfolios are option ARMs.
(C)	Excludes face amount of $4 million of retained notes for Subprime Portfolio I at June 30, 2012.
(D)	Includes the effect of applicable hedges.

Newcastle received negligible cash inflows from the retained interests of Subprime Portfolios I and II during the six months ended June 30, 2012 and 2011.

The loans subject to call option and the corresponding financing recognize interest income and expense based on the expected weighted average coupons of the loans subject to call option at the call date of 9.24% and 8.68% for Subprime Portfolio’s I and II, respectively.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2012

(dollars in tables in thousands, except share data)

5. DEBT OBLIGATIONS

The following table presents certain information regarding Newcastle’s debt obligations and related hedges at June 30, 2012:

									Collateral
Debt Obligation/Collateral	Month Issued	Outstanding Face Amount	Carrying Value	Final Stated Maturity	Unhedged Weighted Average Funding Cost (A)	Weighted Average Funding Cost (B)	Weighted Average Maturity (Years)	Face Amount of Floating Rate Debt	Outstanding Face Amount (C)	Amortized Cost Basis (C)	Carrying Value (C)	Weighted Average Maturity (Years)	Floating Rate Face Amount (C)	Aggregate Notional Amount of Current Hedges (D)

CDO Bonds Payable
CDO IV (E)	Mar 2004	$94,912	$94,774	Mar 2039	1.85%	4.96%	1.7	$83,617	$188,784	$178,159	$167,159	2.2	$51,438	$83,617
CDO VI (E)	Apr 2005	91,359	91,359	Apr 2040	0.90%	5.35%	5.1	88,376	213,627	123,951	142,506	3.0	54,968	88,376
CDO VIII	Nov 2006	567,613	566,434	Nov 2052	0.79%	2.10%	2.8	560,013	729,131	538,300	551,905	2.8	438,747	155,132
CDO IX	May 2007	478,905	480,426	May 2052	0.61	0.61%	2.6	478,905	695,919	569,341	572,351	2.8	373,904	-
CDO X	Jul 2007	1,120,000	1,117,655	Jul 2052	0.59%	3.38%	4.0	1,120,000	1,235,436	951,744	998,116	4.5	214,451	811,054
		2,352,789	2,350,648			2.65%	3.4	2,330,911	3,062,897	2,361,495	2,432,037	3.4	1,133,508	1,138,179
Other Bonds and Notes Payable
MH loans Portfolio I (F)	Apr 2010	61,345	60,685	Jul 2035	5.44%	5.44%	2.9	-	125,948	105,225	105,225	6.9	1,095	-
MH loans Portfolio II (F)	May 2011	113,936	113,007	Dec 2033	3.90%	3.90%	3.4	-	165,494	162,402	162,402	5.8	28,121	-
Residential Mortgage Loans (G)	Aug 2006	5,309	5,309	Dec 2034	LIBOR+ 0.90%	1.15%	6.6	5,309	54,744	40,007	40,007	6.7	54,744	-
		180,590	179,001			4.34%	3.3	5,309	346,186	307,634	307,634	6.3	83,960	-
Repurchase Agreements
Real estate securities, loans and properties (H)	Dec 2011	7,384	7,384	Oct 2012	LIBOR+ 2.00%	2.25%	0.3	7,384	-	-	-	-	-	-
FNMA/FHLMC securities (I)	Various	316,126	316,126	Aug 2012	0.42%	0.42%	0.1	316,126	315,646	337,810	337,610	4.7	315,646	-
		323,510	323,510			0.46%	0.1	323,510	315,646	337,810	337,810	4.7	315,646	-
Corporate
Junior subordinated notes payable	Mar 2006	51,004	51,246	Apr 2035	7.57%(K)	7.41%	22.8	-	-	-	-	-	-	-
		51,004	51,246			7.41%	22.8	-	-	-	-	-	-	-
Subtotal debt obligations		2,907,893	2,904,405			2.59%	3.3	$2,659,730	$3,724,729	$3,006,771	$3,077,313	3.8	$1,533,114	$1,138,179
Financing on subprime mortgage loans subject to call option	(J)	406,217	405,247
Total debt obligations		$3,314,110	$3,309,652

(A)	Weighted average, including floating and fixed rate classes and including the amortization of deferred financing costs.
(B)	Including the effect of applicable hedges.
(C)	Including restricted cash available for reinvestment in CDOs.
(D)	Including a $42.4 million notional amount of interest rate cap agreements in CDO X and a $83.6 million and $88.4 million notional amount of interest rate swap agreements in CDO IV and CDO VI, respectively, which were economic hedges not designated as hedges for accounting purposes.
(E)	These CDOs were not in compliance with their applicable over collateralization tests as of June 30, 2012. Newcastle is not receiving cash flows from these CDOs (other than senior management fees and cash flows on senior classes of bonds that were repurchased), since net interest is being used to repay debt, and expects these CDOs to remain out of compliance for the foreseeable future.
(F)	Excluding $36.9 million and $17.0 million face amount of other bonds payable relating to MH loans Portfolio I and Portfolio II, respectively, and $48.0 million face amount of notes payable relating to residential mortgage loans sold to certain Newcastle CDOs, which were eliminated in consolidation.
(G)	Notes payable issued to CDO V, that are no longer eliminated since the deconsolidation of CDO V.
(H)	The counterparty of this repurchase agreement is Bank of America. It is secured by $27.3 million face amount of senior notes issued by Newcastle CDO VI, which is eliminated in consolidation. The maximum recourse to Newcastle is $1.9 million.
(I)	The counterparties on these repurchase agreements are Bank of America and Goldman Sachs. Interest rates on these repurchase agreements are fixed, but will be reset on a short-term basis.
(J)	Issued in April 2006 and July 2007. See Note 4 regarding the securitizations of Subprime Portfolios I and II.
(K)	LIBOR + 2.25% after April 2016.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2012

(dollars in tables in thousands, except share data)

Each CDO financing is subject to tests that measure the amount of over collateralization and excess interest in the transaction.  Failure to satisfy these tests would cause the principal and/or interest cashflow that would otherwise be distributed to more junior classes of securities (including those held by Newcastle) to be redirected to pay down the most senior class of securities outstanding until the tests are satisfied. As a result, our cash flow and liquidity are negatively impacted upon such a failure. As of June 30, 2012, CDOs IV and VI were not in compliance with their applicable over collateralization tests.

In the first six months of 2012, Newcastle repurchased $30.1 million face amount of CDO bonds payable for $9.2 million. As a result, Newcastle extinguished $30.1 million face amount of CDO bonds payable and recorded a gain on extinguishment of debt of $20.8 million.

Newcastle’s non-CDO financings contain various customary loan covenants. Newcastle was in compliance with all of the covenants in its non-CDO financings as of June 30, 2012.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2012

(dollars in tables in thousands, except share data)

6. FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair Value Summary Table

The carrying values and fair values of Newcastle’s financial instruments at June 30, 2012 were as follows:

	Principal				Weighted	Weighted
	Balance or				Average	Average
	Notional	Carrying	Estimated	Fair Value	Yield/Funding	Maturity
	Amount	Value	Fair Value	Method (A)	Cost	(Years)
Assets
Non-Recourse VIE Financing Structures (F)
Financial instruments:
Real estate securities, available-for-sale*	$1,895,695	$1,505,791	$1,505,791	Broker quotations, counterparty quotations, pricing services, pricing models	9.47%	4.1
Real estate related loans, held-for-sale, net	1,147,949	891,953	898,618	Broker quotations, counterparty quotations, pricing services, pricing models	12.26%	2.2
Residential mortgage loans, held-for-investment, net	349,965	311,097	308,810	Pricing models	8.21%	6.3
Subprime mortgage loans subject to call option (B)	406,217	405,247	405,247	(B)	9.09%	(B)
Restricted cash*	62,692	62,692	62,692
Derivative assets, treated as hedges (C)(E)*	122,665	504	504	Counterparty quotations	N/A	(C)
Non-hedge derivative assets (D)(E)*	42,428	462	462	Counterparty quotations	N/A	(D)
Operating real estate, held-for-sale		7,737	7,737
Other investments		18,883	18,883
Receivables and other assets		51,653	51,653
		$3,256,019	$3,260,397
Recourse Financing Structures and Unlevered Assets
Financial instruments:
Real estate securities, available-for-sale*	$738,461	$532,609	$532,609	Broker quotations, counterparty quotations, pricing services, pricing models	3.20%	3.5
Residential mortgage loans, held-for-sale, net	4,322	2,946	2,946	Pricing models	16.84%	5.0
Investments in excess mortgage servicing rights at fair value *(H)	81,958,128	265,132	265,132	Pricing models	17.6%	5.5
Cash and cash equivalents*	102,647	102,647	102,647
Other investments		6,024	6,024
Receivables and other assets		28,313	28,313
		$937,671	$937,671

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2012

(dollars in tables in thousands, except share data)

	Principal				Weighted	Weighted
	Balance or				Average	Average
	Notional	Carrying	Estimated	Fair Value	Yield/Funding	Maturity
	Amount	Value	Fair Value	Method (A)	Cost	(Years)
Liabilities
Non-Recourse VIE Financing Structures (F) (G)
Financial instruments:
CDO bonds payable	$2,352,789	$2,350,648	$1,539,213	Pricing models	2.65%	3.4
Other bonds and notes payable	180,590	179,001	181,773	Broker quotations, pricing models	4.34%	3.3
Repurchase agreements	5,538	5,538	5,538	Market comparables	2.25%	0.3
Financing of subprime mortgage loans subject to call option (B)	406,217	405,247	405,247	(B)	9.09%	(B)
Interest rate swaps, treated as hedges (C)(E)*	766,859	70,226	70,226	Counterparty quotations	N/A	(C)
Non-hedge derivatives (D)(E)*	339,990	31,583	31,583	Counterparty quotations	N/A	(D)
Accrued expenses and other liabilities		34,788	34,788
		$3,077,031	$2,268,368
Recourse Financing Structures and Other Liabilities (G)
Financial instruments:
Repurchase agreements	$317,972	$317,972	$317,972	Market comparables	0.43%	0.1
Junior subordinated notes payable	51,004	51,246	31,594	Pricing models	7.41%	22.8
Due to affiliates		8,448	8,448
Dividends payable, accrued expenses and other liabilities		136,263	136,263
		$513,929	$494,277

*Measured at fair value on a recurring basis.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2012

(dollars in tables in thousands, except share data)

(A)	Methods are listed in order of priority. In the case of real estate securities and real estate related loans, broker quotations are obtained if available and practicable, otherwise counterparty quotations or pricing service valuations are obtained or, finally, internal pricing models are used. Internal pricing models are only used for (i) securities and loans that are not traded in an active market, and, therefore, have little or no price transparency, and for which significant unobservable inputs must be used in estimating fair value, or (ii) loans or debt obligations which are private and untraded.

(B)	These two items result from an option, not an obligation, to repurchase loans from Newcastle’s subprime mortgage loan securitizations (Note 4), are noneconomic until such option is exercised, and are equal and offsetting.

(C)	Represents derivative agreements as follows:

Year of Maturity	Weighted Average Month of Maturity	Aggregate Notional Amount	Weighted Average Fixed Pay Rate / Cap Rate	Aggregate Fair Value Asset / (Liability)

Interest rate cap agreements which receive 1-Month LIBOR:
2015	Nov	$39,460	2.10%	$115
2016	Jul	77,905	2.66%	354
2017	Jan	5,300	1.86%	35
		$122,665		$504
Interest rate swap agreements which receive 1-Month LIBOR:
2014	Nov	$14,898	5.08%	$(1,603)
2015	May	438,529	5.42%	(18,719)
2016	May	165,132	5.04%	(17,121)
2017	Aug	148,300	5.28%	(32,783)
		$766,859		$(70,226)

(D)	This represents five interest rate swap agreements with a total notional balance of $340.0 million, maturing between March 2014 and November 2017, respectively, and four interest rate cap agreements with a total notional balance of $42.4 million, maturing in March 2013, August 2017 and January 2019. Newcastle entered, respectively, into these hedge agreements to reduce its exposure to interest rate changes on the floating rate financings of CDO IV, CDO VI and CDO X. These derivative agreements were not designated as hedges for accounting purposes as of June 30, 2012.

(E)	Newcastle’s derivatives fall into two categories. As of June 30, 2012, all derivatives were held within Newcastle’s nonrecourse CDO structures. An aggregate notional balance of $1.3 billion, which were liabilities at period end, are only subject to the credit risks of the respective CDO structures. As they are senior to all the debt obligations of the respective CDOs and the fair value of each of the CDOs’ total investments exceeded the fair value of each of the CDOs’ derivative liabilities, no credit valuation adjustments were recorded. An aggregate notional balance of $165.1 million were assets at period end and therefore are subject to the counterparty’s credit risk. No adjustments have been made to the fair value quotations received related to credit risk as a result of the counterparty’s “AA” credit rating. Newcastle’s significant derivative counterparties include Bank of America, Credit Suisse and Wells Fargo.

(F)	Assets held within CDOs and other non-recourse structures are not available to satisfy obligations outside of such financings, except to the extent Newcastle receives net cash flow distributions from such structures. Furthermore, creditors or beneficial interest holders of these structures have no recourse to the general credit of Newcastle. Therefore, Newcastle’s exposure to the economic losses from such structures is limited to its invested equity in them and economically their book value cannot be less than zero. As a result, the fair value of Newcastle’s net investments in these non-recourse financing structures is equal to the present value of their expected future net cash flows.

(G)	Newcastle notes that the unrealized gain on the liabilities within such structures cannot be fully realized.

(H)	The notional amount represents the total unpaid principal balance of the mortgage loans. Generally, Newcastle does not receive an excess mortgage servicing amount on nonperforming loans.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2012

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

The following table summarizes such financial assets and liabilities measured at fair value on a recurring basis at June 30, 2012:

			Fair Value
	Principal Balance or Notional Amount	Carrying Value	Level 2	Level 3A	Level 3B	Total
Assets:
Real estate securities, available-for-sale:
CMBS	$1,470,012	$1,163,222	$—	$929,807	$233,415	$1,163,222
REIT debt	120,288	123,097	123,097	—	—	123,097
ABS - subprime	421,669	252,740	—	183,947	68,793	252,740
ABS - other real estate	38,843	30,981	—	29,875	1,106	30,981
FNMA / FHLMC	377,220	403,392	403,392	—	—	403,392
CDO	206,124	64,968	—	61,011	3,957	64,968
Real estate securities total	$2,634,156	$2,038,400	$526,489	$1,204,640	$307,271	$2,038,400
Investments in Excess MSRs (1)	$81,958,128	$265,132	$—	$—	$265,132	$265,132

Derivative assets:
Interest rate caps, treated as hedges	$122,665	$504	$504	$—	$—	$504
Interest rate caps, not treated as hedges	42,428	462	462	—	—	462
Derivative assets total	$165,093	$966	$966	$—	$—	$966

Liabilities:
Derivative Liabilities:
Interest rate swaps, treated as hedges	$766,859	$70,226	$70,226	$—	$—	$70,226
Interest rate swaps, not treated as hedges	339,990	31,583	31,583	—	—	31,583
Derivative liabilities total	$1,106,849	$101,809	$101,809	$—	$—	$101,809

(1)	The notional amount represents the total unpaid principal balance of the mortgage loans. Generally, Newcastle does not receive an excess mortgage servicing amount on nonperforming loans.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2012

(dollars in tables in thousands, except share data)

Newcastle’s investments in instruments (excluding the Excess MSRs, see below) measured at fair value on a recurring basis using Level 3 inputs changed during the six months ended June 30, 2012 as follows:

	Level 3A
	CMBS		ABS		Equity/Other
	Conduit	Other	Subprime	Other	Securities	Total
Balance at December 31, 2011	$816,283	$132,435	$66,141	$31,188	$52,047	$1,098,094
Transfers (A)
Transfers from Level 3B	6,056	4,057	—	—	—	10,113
Transfers into Level 3B	(35,796)	(14,105)	(11,057)	(5)	—	(60,963)
Total gains (losses) (B)
Included in net income (C)	1,202	—	—	—	—	1,202
Included in other comprehensive income (loss)	47,119	3,564	2,632	1,354	8,111	62,780
Amortization included in interest income	15,639	740	3,174	(43)	2,216	21,726
Purchases, sales and repayments
Purchases	6,007	—	134,829	—	—	140,836
Proceeds from sales	(24,551)	—	—	—	—	(24,551)
Proceeds from repayments	(27,591)	(1,252)	(11,772)	(2,619)	(1,363)	(44,597)
Balance at June 30, 2012	$804,368	$125,439	$183,947	$29,875	$61,011	$1,204,640

	Level 3B
	CMBS		ABS		Equity/Other
	Conduit	Other	Subprime	Other	Securities	Total
Balance at December 31, 2011	$140,622	$39,478	$62,481	$6,919	$3,939	$253,439
Transfers (A)
Transfers from Level 3A	35,796	14,105	11,057	5	—	60,963
Transfers into Level 3A	(6,056)	(4,057)	—	—	—	(10,113)
Total gains (losses) (B)
Included in net income (C)	(6,663)	(396)	1,536	(4,092)	—	(9,615)
Included in other comprehensive income (loss)	3,533	1,049	(329)	2,165	(18)	6,400
Amortization included in interest income	5,966	261	3,946	139	207	10,519
Purchases, sales and repayments
Purchases	39,757	—	—	—	—	39,757
Proceeds from sales	(6,677)	—	(3,295)	(3,743)	—	(13,715)
Proceeds from repayments	(14,170)	(9,133)	(6,603)	(287)	(171)	(30,364)
Balance at June 30, 2012	$192,108	$41,307	$68,793	$1,106	$3,957	$307,271

(A)	Transfers are assumed to occur at the beginning of the quarter.
(B)	None of the gains (losses) recorded in earnings during the period is attributable to the change in unrealized gains (losses) relating to Level 3 assets still held at the reporting date.
(C)	These gains (losses) are recorded in the following line items in the consolidated statements of income:

	Six Months Ended June 30, 2012
	Level 3A	Level 3B
Gain (loss) on settlement of investments, net	$1,204	$4,056
Other income (loss), net	—	—
OTTI	(2)	(13,671)
Total	$1,202	$(9,615)

Gain (loss) on settlement of investments, net, from investments transferred into Level 3 during the period	$—	$—

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2012

(dollars in tables in thousands, except share data)

Securities Valuation

As of June 30, 2012, Newcastle’s securities valuation methodology and results are further detailed as follows:

			Fair Value
	Outstanding	Amortized			Internal
	Face	Cost	Multiple	Single	Pricing
Asset Type	Amount (A)	Basis (B)	Quotes (C)	Quote (D)	Models (E)	Total

CMBS	$1,470,012	$1,103,585	$825,826	$103,981	$233,415	$1,163,222
REIT debt	120,288	119,542	38,131	84,966	—	123,097
ABS - subprime	421,669	244,838	150,321	33,626	68,793	252,740
ABS - other real estate	38,843	29,274	28,954	921	1,106	30,981
FNMA / FHLMC	377,220	400,531	242,144	161,248	—	403,392
CDO	206,124	68,513	2,750	58,261	3,957	64,968
Total	$2,634,156	$1,966,283	$1,288,126	$443,003	$307,271	$2,038,400

(A)	Net of incurred losses.
(B)	Net of discounts (or gross of premiums) and after OTTI, including impairment taken during the period ended June 30, 2012.
(C)	Management generally obtained pricing service quotations or broker quotations from two sources, one of which was generally the seller (the party that sold us the security). Management selected one of the quotes received as being most representative of fair value and did not use an average of the quotes. Even if Newcastle receives two or more quotes on a particular security that come from non-selling brokers or pricing services, it does not use an average because management believes using an actual quote more closely represents a transactable price for the security than an average level. Furthermore, in some cases there is a wide disparity between the quotes Newcastle receives. Management believes using an average of the quotes in these cases would generally not represent the fair value of the asset. Based on Newcastle’s own fair value analysis using internal models, management selects one of the quotes which is believed to more accurately reflect fair value. Newcastle never adjusts quotes received. These quotations are generally received via email and contain disclaimers which state that they are “indicative” and not “actionable” – meaning that the party giving the quotation is not bound to actually purchase the security at the quoted price.
(D)	Management was unable to obtain quotations from more than one source on these securities. The one source was generally the seller (the party that sold us the security) or a pricing service.
(E)	Securities whose fair value was estimated based on internal pricing models are further detailed as follows:

			Impairment	Unrealized Gains	Assumption Ranges
	Amortized		Recorded	(Losses) in			Cumulative
	Cost		In Current	Accumulated	Discount	Prepayment	Default	Loss
	Basis (B)	Fair Value	Period	OCI	Rate	Speed (F)	Rate	Severity
CMBS - Conduit	$165,184	$192,108	$12,802	$26,924	10%	N/A	0% - 100%	0% - 100%
CMBS - Large loan / single borrower	42,490	41,307	—	(1,183)	5% - 10%	N/A	0% - 100%	0% - 100%
ABS - subprime	59,062	68,793	804	9,731	8%	0% - 10%	24% - 88%	60% - 100%
ABS - other RE	1,086	1,106	64	20	8%	1% - 4%	30% - 46%	90% - 100%
CDO	4,259	3,957	—	(302)	14%	4%	14%	80%
Total	$272,081	$307,271	$13,670	$35,190

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

JUNE 30, 2012

(dollars in tables in thousands, except share data)

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

The following tables summarize certain information for real estate related loans and residential mortgage loans held-for-sale as of June 30, 2012:

				Valuation
	Outstanding			Allowance/	Significant Input Ranges
	Face	Carrying	Fair	(Reversal) In	Discount	Loss
Loan Type	Amount	Value	Value	Current Year	Rate	Severity
Mezzanine	$608,953	$486,572	$493,221	$(1,788)	8.0% - 15.0%	0.0% - 100.0%
Bank Loan	300,663	189,328	189,328	(12,064)	7.7% - 29.0%	0.0% - 68.0%
B-Note	207,981	185,701	185,701	(546)	6.2% - 15.0%	0.0%
Whole Loan	30,352	30,352	30,368	—	5.1% - 7.1%	0.0%
Total Real Estate Related Loans Held-for-Sale, Net	$1,147,949	$891,953	$898,618	$(14,398)

				Valuation
				Allowance/
	Outstanding			(Reversal)	Significant Input Ranges
	Face	Carrying	Fair	In	Discount	Prepayment	Constant	Loss
Loan Type	Amount	Value	Value	Current Year	Rate	Speed	Default Rate	Severity
Non-securitized Manufactured Housing Loans Portfolio I	$640	$169	$169	$14	39.2%	0.0%	52.9%	75.0%
Non-securitized Manufactured Housing Loans Portfolio II	3,682	2,777	2,777	(573)	15.5%	5.0%	3.5%	80.0%
Total Residential Mortgage Loans Held-for-Sale, Net	$4,322	$2,946	$2,946	$(559)

Loans which Newcastle has the intent and ability to hold into the foreseeable future are classified as held-for-investment. Loans held-for-investment are carried at the aggregate unpaid principal balance adjusted for any unamortized premium or discount, deferred fees or expenses, an allowance for loan losses, charge-offs and write-downs for impaired loans.

The following table summarizes certain information for residential mortgage loans held-for-investment as of June 30, 2012:

					Significant Input Ranges
Loan Type	Outstanding Face Amount	Carrying Value	Fair Value	Valuation Allowance/ (Reversal) In Current Year	Discount Rate	Prepayment Speed	Constant Default Rate	Loss Severity
Securitized Manufactured Housing Loans Portoflio I	$125,948	$105,225	$105,441	$810	9.5%	4.0%	4.0%	75.0%
Securitized Manufactured Housing Loans Portfolio II	165,494	162,402	159,737	2,074	7.5%	5.0%	3.5%	80.0%
Residential Loans	58,523	43,470	43,632	(181)	4.7% - 7.9%	0.0% - 5.0%	0.0% - 3.0%	0.0% - 50.0%
Total Residential Mortgage Loans, Held-for-Investment, Net	$349,965	$311,097	$308,810	$2,703

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2012

(dollars in tables in thousands, except share data)

Excess MSRs Valuation

Fair value estimates of Newcastle’s Excess MSRs were based on internal pricing models. Significant inputs used in the valuations included expectations of prepayment rates, delinquency rates, recapture rates, the excess mortgage servicing amount of the underlying mortgage loans, and discount rates that market participants would use in determining the fair values of mortgage servicing rights on similar pools of residential mortgage loans. In addition, in valuing the Excess MSRs, management considered the likelihood of Nationstar being removed as servicer, which likelihood is considered to be remote.

The following table summarizes certain information regarding the inputs used in valuing the Excess MSRs as of June 30, 2012:

	Significant Input Ranges
	Prepayment Speed (A)	Delinquency (B)		Recapture Rate (C)	Excess Mortgage Servicing Amount (D)	Discount Rate
MSR Pool 1	20.0%	10.0%		35.0%	29 bps	18.0%
MSR Pool 1 - Recapture Agreement	8.0%	10.0%		35.0%	21 bps	18.0%
MSR Pool 2	18.0%	11.0%		35.0%	23 bps	17.3%
MSR Pool 2 - Recapture Agreement	8.0%	10.0%		35.0%	21 bps	17.3%
MSR Pool 3	18.0%	12.0%		35.0%	23 bps	17.6%
MSR Pool 3 - Recapture Agreement	8.0%	10.0%		35.0%	21 bps	17.6%
MSR Pool 4	19.0%	16.0%		35.0%	17 bps	17.9%
MSR Pool 4 - Recapture Agreement	8.0%	10.0%		35.0%	21 bps	17.9%
MSR Pool 5	15.0%	N/A	(E)	35.0%	13 bps	17.5%
MSR Pool 5 - Recapture Agreement	8.0%	N/A	(E)	35.0%	21 bps	17.5%

(A)	Projected annualized weighted average lifetime voluntary and involuntary prepayment rate using a prepayment vector.
(B)	Projected percentage of mortgage loans in the pool that are expected to miss their mortgage payments.
(C)	Percentage of voluntarily prepaid loans that are expected to be refinanced by Nationstar.
(D)	Weighted average total mortgage servicing amount in excess of the base servicing fee.
(E)	The Excess MSR will be paid on the total UPB of the mortgage portfolio (including both performing and delinquent loans until REO)

All of the assumptions listed have some degree of market observability, based on Newcastle’s knowledge of the market, relationships with market participants, and use of common market data sources. Prepayment rates are in the form of “curves” or “vectors” that vary over the expected life of the pool. Newcastle uses assumptions that generate its best estimate of future cash flows for each investment in Excess MSRs.

The prepayment vector specifies the percentage of the collateral balance that is expected to prepay voluntarily (i.e. pay off) and involuntarily (i.e. default) at each point in the future. The prepayment vector is based on projections that consider factors such as the underlying borrower’s FICO score, loan-to-value ratio, debt-to-income ratio, vintage on a loan level basis, as well as the potential effect on loans eligible for the Home Affordable Refinance Program 2.0 (“HARP 2.0”). This vector is scaled up or down to match recent collateral-specific prepayment experience, as obtained from remittance reports, market data services and other market factors.

Delinquency rates are based on the recent pool-specific experience of loans that missed their most recent mortgage payments, with additional consideration given to loans that are expected to become 30 or more days delinquent.

Recapture rates are based on recent actual average recapture rates experienced by Nationstar on similar GSE mortgage loan pools.

For existing mortgage pools, excess mortgage servicing amount projections are based on the actual total mortgage servicing amount in excess of a base servicing fee. For loans that are yet to be refinanced by Nationstar, Newcastle considers the excess mortgage servicing amount on loans recently originated by Nationstar and generally assumes lower excess mortgage servicing amount than the historic experience.

The discount rates Newcastle uses are derived from a range of observable pricing on mortgage servicing rights backed by similar collateral.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2012

(dollars in tables in thousands, except share data)

Newcastle’s MSRs investments measured at fair value on a recurring basis using Level 3B inputs changed during the period ended June 30, 2012 as follows:

	Level 3B (A)
	MSR Pool 1	MSR Pool 2	MSR Pool 3	MSR Pool 4	MSR Pool 5	Total
Balance at December 31, 2011	$43,971	$—	$—	$—	$—	$43,971
Transfers (B)
Transfers from Level 3A	—	—	—	—	—	—
Transfers into Level 3A	—	—	—	—	—	—
Gains (losses) included in net income (C)	4,739	—	—	—	—	4,739
Interest income	3,884	488	424	168	1,552	6,516
Purchases, sales and repayments
Purchases	—	43,872	36,218	15,439	124,813	220,342
Purchase adjustments	(178)	(1,522)	—	—	—	(1,700)
Proceeds from sales	—	—	—	—	—	—
Proceeds from repayments	(8,736)	—	—	—	—	(8,736)
Balance at June 30, 2012	$43,680	$42,838	$36,642	$15,607	$126,365	$265,132

(A)	Includes the recapture agreement for each respective pool.
(B)	Transfers are assumed to occur at the beginning of the quarter.
(C)	The gains (losses) recorded in earnings during the period are attributable to the change in unrealized gains (losses) relating to Level 3 assets still held at the reporting dates. These gains(losses) are recorded in “Other Income (Loss)” in the consolidated statement of income.

Newcastle has various processes and controls in place to ensure that fair value is reasonably estimated. With respect to the broker and pricing service quotations, to ensure these quotes represent a reasonable estimate of fair value, Newcastle’s quarterly procedures include a comparison to the outputs generated from its internal pricing models and transactions Newcastle has completed with respect to these or similar securities, as well as on its knowledge and experience of these markets. With respect to fair value estimates generated based on Newcastle’s internal pricing models, Newcastle’s management validates the inputs and outputs of the internal pricing models by comparing them to available independent third party market parameters and models for reasonableness. Newcastle believes its valuation methods and the assumptions used are appropriate and consistent with other market participants.

Fair value measurements categorized within Level 3 are sensitive to changes in the assumptions or methodology used to determine fair value and such changes could result in a significant increase or decrease in the fair value. For Newcastle’s investments in real estate securities, real estate related loans and residential mortgage loans categorized within Level 3 of the fair value hierarchy, the significant unobservable inputs include the discount rates, assumptions relating to prepayments, default rates and loss severities. Significant increases (decreases) in any of the discount rates, default rates or loss severities in isolation would result in a significantly lower (higher) fair value measurement. The impact of changes in prepayment speeds would have differing impacts on fair value, depending on the seniority of the investment. Generally, a change in the default assumption is generally accompanied by directionally similar changes in the assumptions used for the loss severity and the prepayment speed. For Newcastle’s investments in Excess MSRs, significant unobservable inputs include the discount rate, assumptions relating to prepayments, delinquency rates, recapture rates and excess mortgage servicing amount. Significant increases (decreases) in the discount rates, prepayments or delinquency rates in isolation would result in a significantly lower (higher) fair value measurement, whereas significant increases (decreases) in the recapture rates or excess mortgage servicing amount in isolation would result in a significantly higher (lower) fair value measurement. Generally, a change in the delinquency rate assumption is accompanied by directionally similar changes in the assumptions used for the prepayment speed.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2012

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

		Fair Value
		June 30,	December 31,
	Balance sheet location	2012	2011

Derivative Assets
Interest rate caps, designated as hedges	Derivative Assets	$504	$1,092
Interest rate caps, not designated as hedges	Derivative Assets	462	862
		$966	$1,954
Derivative Liabilities
Interest rate swaps, designated as hedges	Derivative Liabilities	$70,226	$90,025
Interest rate swaps, not designated as hedges	Derivative Liabilities	31,583	29,295
		$101,809	$119,320

The following table summarizes information related to derivatives:

	June 30, 2012	December 31, 2011
Cash flow hedges
Notional amount of interest rate swap agreements	$766,859	$848,434
Notional amount of interest rate cap agreements	122,665	104,205
Amount of (loss) recognized in OCI on effective portion	(51,397)	(69,908)
Deferred hedge gain (loss) related to anticipated financings, which have subsequently occurred, net of amortization	269	299
Deferred hedge gain (loss) related to dedesignation, net of amortization	(1,515)	(893)
Expected reclassification of deferred hedges from AOCI into earnings over the next 12 months	799	1,688

Expected reclassification of current hedges from AOCI into earnings over the next 12 months	(28,666)	(35,348)

Non-hedge Derivatives
Notional amount of interest rate swap agreements	339,990	316,600
Notional amount of interest rate cap agreements	42,428	36,428

The following table summarizes gains (losses) recorded in relation to derivatives:

		Three Months Ended June 30,		Six Months Ended June 30,
	Income statement location	2012	2011	2012	2011
Cash flow hedges
Gain (loss) on the ineffective portion	Other income (loss)	$453	$17	$483	$300
Gain (loss) immediately recognized at dedesignation	Gain (loss) on sale of investments; Other income (loss)	(6,760)	(8,481)	(7,036)	(13,796)
Amount of gain (loss) reclassified from AOCI into income, related to effective portion	Interest expense	(10,290)	(17,517)	(20,936)	(38,708)
Deferred hedge gain reclassified from AOCI into income, related to anticipated financings	Interest expense	15	14	30	28
Deferred hedge gain (loss) reclassified from AOCI into income, related to effective portion of dedesignated hedges	Interest expense	456	583	898	1,302
Non-hedge derivatives gain (loss)	Other income (loss)	2,021	(2,528)	4,077	2,303

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2012

(dollars in tables in thousands, except share data)

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

7. EQUITY AND EARNINGS PER SHARE

Newcastle is required to present both basic and diluted earnings per share (“EPS”). Basic EPS is calculated by dividing net income available for common stockholders by the weighted average number of shares of common stock outstanding during each period. Diluted EPS is calculated by dividing net income available for common stockholders by the weighted average number of shares of common stock outstanding plus the additional dilutive effect of common stock equivalents during each period. Newcastle’s common stock equivalents are its outstanding stock options. During the six months ended June 30, 2012 and 2011, based on the treasury stock method, Newcastle had 773,356 and 4,418 dilutive common stock equivalents, respectively, resulting from its outstanding options. Net income available for common stockholders is equal to net income less preferred dividends. During the three months ended June 30, 2012 and 2011, based on the treasury stock method, Newcastle had 1,057,618 and no dilutive common stock equivalents, respectively, resulting from its outstanding options.

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

JUNE 30, 2012

(dollars in tables in thousands, except share data)

approximately $5.6 million as of the grant date. The assumptions used in valuing the options were: a 1.3% risk-free rate, a 12.9% dividend yield, 149.4% volatility and a 4.7 year expected term.

In May 2012, Newcastle issued 23,000,000 shares of its common stock in a public offering at a price to the public of $6.71 per share for net proceeds of approximately $152.0 million. For the purpose of compensating the manager for its successful efforts in raising capital for Newcastle, in connection with this offering, Newcastle granted options to the manager to purchase 2,300,000 shares of Newcastle’s common stock at the public offering price, which had a fair value of approximately $7.6 million as of the grant date. The assumptions used in valuing the options were: a 1.05% risk-free rate, a 11.9% dividend yield, 148.4% volatility and a 4.8 year expected term.

In June 2012, Newcastle filed a shelf registration statement with the SEC covering common stock, preferred stock, depositary shares, debt securities and warrants.

In July 2012, Newcastle issued 25,300,000 shares of its common stock in a public offering at a price, net of underwriting discounts and commissions, to the underwriters of $6.63 per share for net proceeds of approximately $167.4 million, after deducting the expenses for this offering. Certain officers and directors of Newcastle participated in this offering and purchased an aggregate of 450,000 shares at $6.70 per share. For the purpose of compensating the Manager for its successful efforts in raising capital for Newcastle, in connection with this offering, Newcastle granted options to the Manager to purchase 2,530,000 shares of Newcastle’s common stock at $6.70, which had a fair value of approximately $8.3 million as of the grant date. The assumptions used in valuing the options were: a 0.75% risk-free rate, an 11.94% dividend yield, 147.5% volatility and a 4.8 year expected term.

As of June 30, 2012, Newcastle’s outstanding options were summarized as follows:

Held by the manager	8,521,447
Issued to the manager and subsequently transferred to certain of the manager’s employees	2,473,162
Issued to the independent directors	16,000
Total	11,010,609

8. COMMITMENTS AND CONTINGENCIES

Litigation — Newcastle is, from time to time, a defendant in legal actions from transactions conducted in the ordinary course of business. Management, after consultation with legal counsel, believes the ultimate liability arising from such actions, individually and in the aggregate, that existed at June 30, 2012, if any, will not materially affect Newcastle’s consolidated results of operations or financial position.

Contingent Gain in CDOs — Newcastle cannot economically lose more than its investment amount in any given non-recourse financing structure. Therefore, impairment recorded in excess of such investment, which results in negative GAAP book value for a given non-recourse financing structure, cannot economically be incurred. For non-recourse financing structures with negative GAAP book value, the aggregate negative GAAP book value will eventually be recorded as an increase to GAAP book value. As of June 30, 2012, Newcastle has recorded $131.6 million of losses in its CDOs in excess of its economic exposure which must eventually be reversed through amortization, sales at gains, or as reductions to accumulated deficit at the deconsolidation or termination of the CDOs.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2012

(dollars in tables in thousands, except share data)

9. GAIN (LOSSES) ON SETTLEMENT OF INVESTMENTS, NET AND OTHER INCOME (LOSS), NET

These items are comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Gain (loss) on settlement of investments, net
Gain on settlement of real estate securities	$2,913	$38,778	$9,685	$72,935
Loss on settlement of real estate securities	(4,090)	(3,238)	(4,425)	(5,023)
Gain on repayment/disposition of loans held-for-sale	—	66	—	1,786
Loss on repayment/disposition of loans held-for-sale	—	—	(1,614)	—
	$(1,177)	$35,606	$3,646	$69,698
Other income (loss), net
Gain (loss) on non-hedge derivative instruments	$2,021	$(2,528)	$4,077	$2,303
Unrealized (loss) recognized at de-designation of hedges	(6,760)	(8,481)	(7,036)	(13,796)
Hedge ineffectiveness	453	17	483	300
Collateral management fee income, net	463	832	976	1,368
Other income (loss)	79	—	726	—
	$(3,744)	$(10,160)	$(774)	$(9,825)

10. SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES RELATED TO CDOs

Newcastle considers all activity in its CDOs’ restricted cash accounts to be non-cash activity for purposes of its consolidated statement of cash flows since transactions conducted with restricted cash have no effect on its cash and cash equivalents. Supplemental non-cash investing and financing activities relating to CDOs are disclosed below:

	Six Months Ended June 30,
	2012	2011
Restricted cash generated from sale of securities	$13,965	$228,109
Restricted cash generated from sale of real estate related loans	$—	$86,349
Restricted cash generated from paydowns on securities and loans	$107,340	$384,949
Restricted cash used for purchases of real estate securities	$37,598	$184,239
Restricted cash used for purchases of real estate related loans	$91,481	$269,850
Restricted cash used for repayments of CDO bonds payable	$22,415	$91,367
Restricted cash used for purchases of derivative instruments	$168	$—
Restricted cash used to return margin collateral	$1,267	$—

CDO V Deconsolidation
Real estate securities	$—	$262,617
Restricted cash	$—	$37,988
Derivative liabilities	$—	$20,257
CDO bonds payable	$—	$336,046

11. RECENT ACTIVITIES

These financial statements include a discussion of material events that have occurred subsequent to June 30, 2012 (referred to as “subsequent events”) through the issuance of these consolidated financial statements. Events subsequent to that date have not been considered in these financial statements.

On May 14, 2012, Newcastle entered into definitive agreements to acquire an investment in Excess MSRs in connection with Nationstar’s potential acquisition of certain mortgage servicing rights and other assets (“Mortgage Servicing Assets”) from Residential Capital, LLC and related entities (“ResCap”) in connection with ResCap’s proposed sale of these assets pursuant to an auction supervised under the U.S. Bankruptcy Code. Newcastle expects to invest between $150 million to $300 million to acquire an interest in Excess MSRs related to Nationstar’s proposed acquisition of primary mortgage servicing rights on a portfolio of residential mortgage loans with an outstanding principal balance of approximately $196 billion as of March 31, 2012. Newcastle has committed to invest up to $450 million to acquire an approximately 65% interest in these Excess MSRs, but it has retained the flexibility to sell a portion of its commitment to certain Fortress affiliates.  Nationstar will co-invest pari passu with Newcastle in 35% of the Excess MSRs and will be the servicer of the loans performing all servicing and advancing functions, and retaining the ancillary income, servicing obligations and

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2012

(dollars in tables in thousands, except share data)

liabilities as the servicer. Under the terms of this investment, to the extent that any loans in the portfolio are refinanced by Nationstar, the resulting excess mortgage servicing amount will be shared pro rata by Newcastle and Nationstar, subject to certain limitations. As background to Newcastle's proposed investment, ResCap and Nationstar have disclosed that ResCap has voluntarily filed a Chapter 11 petition in U.S. Bankruptcy Court and is seeking court approval to sell its Mortgage Servicing Assets in an auction process supervised by the court. Nationstar has agreed to serve as the "stalking horse" bidder for the auction of the Mortgage Servicing Assets, and if Nationstar is the successful bidder in the auction, then Newcastle will acquire up to 65% of the related Excess MSRs. Newcastle expects the auction to be completed by mid-September 2012, and, if successful, closing to be completed by late 2012. The auction timing and process are subject to the court's discretion and may change. On May 15, 2012, Newcastle funded a deposit of $16.8 million pursuant to the terms of the agreement.

On July 18, 2012, Newcastle completed the acquisition of eight senior housing assets [from entities owned and managed by Walter C. Bowen] for an aggregate purchase price of approximately $143.3 million plus related expenses. These assets comprise more than 800 beds in senior living facilities located in California, Oregon, Utah, Arizona and Idaho. Newcastle funded the purchase price with an equity investment of approximately $54.9 million and third-party financing of approximately $88.4 million. The financing is non-recourse, matures in seven years and currently has a weighted average interest rate of 3.45%. This acquisition will be accounted for as a business combination, under which all assets acquired are recognized at their acquisition-date fair value with acquisition-related costs being expensed as incurred. During the quarter ended June 30, 2012, Newcastle recorded approximately $3.2 million of expenses related to the acquisition as General and Administrative expenses in the consolidated statements of income, with the corresponding payables primarily recorded in Accrued Expenses and Other Liabilities in the consolidated balance sheets. Newcastle has retained an affiliate of Fortress to manage the properties. Pursuant to the management agreements, Newcastle will pay management fees equal to 6% of the properties’ gross income (as defined in the agreements) for the first two years and 7% thereafter. In addition, Newcastle will reimburse the manager for certain expenses, primarily the compensation expense associated with the on-site employees. In connection with the acquisition of the assets in July, Newcastle reimbursed Fortress for approximately $6.4 million (which had been recorded in Due to Affiliates as of June 30, 2012) of pre-acquisition disbursements related to the assets. Newcastle is currently evaluating the initial accounting for the business combination, which will be finalized and recorded during the third quarter of 2012.

In the first six months of 2012, Newcastle repurchased $30.1 million face amount of Newcastle CDO bonds for $9.2 million. As a result, Newcastle extinguished $30.1 million of CDO debt and recorded a gain on extinguishment of debt of $20.8 million.

In the first six months of 2012, Newcastle settled purchases of $178.3 million principal balance of non-agency residential mortgage backed securities for approximately $119.9 million using unrestricted cash. Newcastle purchased an additional $3.3 million principal balance of non-agency residential mortgage backed security on June 28, 2012 but had not yet settled this purchase at June 30, 2012. The purchased security is included in Real Estate Securities Available for Sale and the related payable is presented in Payables to Brokers, Dealers and Clearing Organizations in the consolidated balance sheets. From July 1, 2012 through August 7, 2012, Newcastle purchased $28.8 million face amount of non-agency residential mortgage backed securities for approximately $18.1 million, using its unrestricted cash. In addition, Newcastle financed two of the previously purchased non-agency residential mortgage backed securities with approximately $59.2 million of repurchase agreements in Juky 2012. These repurchase agreements bear interest at LIBOR plus 200 basis points, have a 90-day term ending on October 11, 2012, a 65% advance rate and are subject to customary margin call provisions.

In the first six months of 2012, Newcastle settled purchases of $101.5 million principal balance of FNMA/FHLMC securities (primarily one-year ARMs) for approximately $107.8 million, using $5.6 million of unrestricted cash and financed with $102.2 million of repurchase agreements. These repurchase agreements bear interest at 0.42%, mature in August 2012, and are subject to customary margin call provisions. Newcastle purchased an additional $61.6 million principal balance of FNMA/FHLMC security on June 26, 2012 but had not yet settled this purchase at June 30, 2012. The purchased security is included in Real Estate Securities Available for Sale and the related payable is presented as Payables to Brokers, Dealers and Clearing Organizations in the consolidated balance sheets. In July 2012, Newcastle purchased $123.9 million face amount of FNMA/FHLMC securities for approximately $130.1 million, using $7.2 million of unrestricted cash and financed with approximately $122.9 million of repurchase agreements. These repurchase agreements bear interest at 0.41%, mature in August 2012, and are subject to customary margin call provisions.

See note 7 regarding the public offerings of Newcastle’s common stock in April 2012, May 2012 and July 2012.

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

We currently own a diversified portfolio of credit sensitive real estate debt investments, including securities and loans, and other real estate debt investments, such as Excess MSRs. Our portfolio of real estate securities includes commercial mortgage backed securities (CMBS), senior unsecured debt issued by REITs, real estate related asset backed securities (ABS), and FNMA/FHLMC securities. Mortgage backed securities are interests in or obligations secured by pools of mortgage loans. We generally target investments rated A through BB, except for our FNMA/FHLMC securities, which have an implied AAA rating. We also own, directly and indirectly, interests in loans and pools of loans, including real estate related loans, commercial mortgage loans, residential mortgage loans, manufactured housing loans, and subprime mortgage loans.

We employ leverage as part of our investment strategy. We do not have a predetermined target debt to equity ratio as we believe the appropriate leverage for the particular assets we are financing depends on the credit quality of those assets. As of June 30, 2012, we had complied with the general investment guidelines adopted by our board of directors that limit total leverage. We utilize leverage for the sole purpose of financing our portfolio and not for the purpose of speculating on changes in interest rates.

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

For the Six Months Ended June 30,	Non- Recourse CDOs	Unlevered CDOs	Unlevered Excess MSRs	Non- Recourse Other	Recourse	Unlevered Other	Corporate	Inter- segment Elimination	Total
2012	$110,440	$230	$6,519	$36,463	$1,768	$4,851	$103	$(3,037)	$157,337
2011	$111,399	$23	$—	$35,006	$597	$992	$63	$(1,734)	$146,346

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

From mid-2007 through early 2009, credit spreads widened substantially. One of the key drivers of the widening of credit spreads over these years was the continued disruption and liquidity concerns throughout the credit markets. The severity and scope of the disruption intensified meaningfully during the fourth quarter of 2008 and the first quarter of 2009. In the latter part of 2009, credit spreads tightened substantially and continued to tighten in 2010 and the first half of 2011. However, credit spreads have widened since the third quarter of 2011, reflecting the challenging economic environment. These changes in credit spreads caused the net unrealized gains on our securities to increase during the first half of 2011, but these increases were reversed and resulted in net unrealized losses in the second half of 2011. Market conditions improved moderately in the first half of 2012 but remain challenging and could change rapidly. We cannot predict how recent or future changes in market conditions will affect our business.

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

Recent conditions in the credit markets have impaired our ability to match fund investments. During the past several years, financing in the form of securitizations or other long-term non-recourse structures not subject to margin requirements was generally not available or economical, and it remains difficult to obtain under current market conditions.  Lenders have generally tightened their underwriting standards and increased their margin requirements, resulting in a decline in the overall amount of leverage available to us and an increase in our borrowing costs.  These conditions make it highly likely that we will have to use less efficient forms of financing for any new investments, which will likely require a larger portion of our cash flows to be put toward making the initial investment and thereby reduce the amount of cash available for distribution to our stockholders and funds available for operations and investments, and which will also likely require us to assume higher levels of risk when financing our investments.  Moreover, financial market conditions remain volatile and have been adversely affected by the unrest in the Middle East, the European financial crisis, continuing weakness in the U.S. labor and housing markets and concern about the United States’ level of indebtedness. Volatility in equity markets could impair our ability to raise debt or equity capital or otherwise finance our business.

We believe that the current environment has created an attractive opportunity to invest in Excess MSRs. Specifically:

•	changes in the regulatory treatment of MSRs for financial institutions subject to Basel III, a revision to the global regulatory capital and liquidity framework for banks, which will impose increased regulatory capital costs on banks for owning MSRs;
•	elevated borrower delinquencies and defaults experienced over the last few years, and increased regulatory oversight, have led to substantially higher costs for mortgage servicers and negatively impacted their profitability; and
•	mortgage servicing has become less attractive to many financial institutions due to increasingly negative publicity and heightened government and regulatory scrutiny.

These dynamics resulted in a pipeline of MSRs for sale by banks to non-bank servicers, as these institutions are under pressure to exit or reduce their exposure to the mortgage servicing business. As a result, we believe that this relative oversupply of MSRs, combined with a historically low interest rate environment and a challenging credit market, have contributed to an availability of MSRs that are attractively priced. We closed on our first investment in Excess MSRs in December 2011 and made two additional investments in June 2012, and are exploring opportunities to acquire additional Excess MSRs that provide attractive risk-adjusted returns.

In addition, we acquired our first portfolio of senior living assets in July 2012 for an aggregate purchase price of approximately $143 million plus related expenses. These assets comprise more than 800 beds in senior living facilities located in California, Oregon, Utah, Arizona and Idaho. We funded the purchase price with an equity investment of approximately $55 million and non-recourse financing of approximately $88 million. The financing currently has a weighted average interest rate of 3.45% and is secured by, among other things, a first lien security interest in each of the properties. We have retained an affiliate of Fortress to manage the properties. Pursuant to a management agreement for each property, we will pay a management fee equal to 6% of the properties’ gross income (as defined in each agreement) for the first two years and 7% thereafter, and we will reimburse the manager for certain property-level expenses. We are exploring opportunities to invest in additional classes of operating real estate, including senior living facilities.

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

With respect to dividends, we have paid all dividends on our preferred stock through July 31, 2012. We declared a quarterly dividend of $0.20 per common share for the second quarter of 2012, which was paid in July 2012. We may elect to adjust or not to pay any future dividend payments to reflect our current and expected cash from operations or to satisfy future liquidity needs.

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

The VIEs in which we have a significant interest include (i) our CDOs, and (ii) our manufactured housing loan financing structures. Currently, we do not have the power to direct the relevant activities of CDO V, as a result of the event of default which allows us to be removed as collateral manager of CDO V and prevents us from purchasing or selling collateral within CDO V, and therefore we deconsolidated CDO V as of June 17, 2011. Similar events of default in the future, if they occur, could cause us to deconsolidate additional financing structures. Our manufactured housing loan financing structures are consolidated. However, we completed two securitization transactions to refinance our Manufactured Housing Loan Portfolios I and II. We analyzed the securitizations under the applicable accounting guidance and concluded that the securitization transactions should be accounted for as secured borrowings. As a result, we continue to recognize the portfolios of manufactured housing loans as pledged assets, which have been classified as loans held-for-investment at securitization, and recorded the notes issued to third parties as secured borrowings.

Our subprime securitizations are also considered VIEs, but we do not control their activities and no longer receive a significant portion of their returns.  These subprime securitizations were not consolidated under the current or prior guidance.

In addition, our investments in CMBS, CDO securities and loans may be deemed to be variable interests in VIEs, depending on their structure. We are not obligated to provide, nor have we provided, any financial support to these VIEs.  We monitor these investments and, to the extent we determine that we potentially own a majority of the currently controlling class, analyze them for potential consolidation.  As of June 30, 2012, we have not consolidated these potential VIEs due to the determination that, based on the nature of our investments and the provisions governing these structures, we do not have the power to direct the activities that most significantly impact their economic performance.

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

Valuation of Securities

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

See Note 6 to our consolidated financial statements in Part I, Item 1, “Financial Statements and Supplementary Data” for information regarding the fair value of our investments, and its estimation methodology, as of June 30, 2012.

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

We generally classify the broker and pricing service quotations we receive as level 3A inputs, except for certain liquid securities. They are quoted prices in generally inactive and illiquid markets for identical or similar securities. These quotations are generally received via email and contain disclaimers which state that they are “indicative” and not “actionable” – meaning that the party giving the quotation is not bound to actually purchase the security at the quoted price. These quotations are generally based on models prepared by the brokers and we have little visibility into the inputs they use. Based on quarterly procedures we have performed with respect to quotations received from these brokers, including comparison to the outputs generated from our internal pricing models and transactions we have completed with respect to these securities, as well as on our knowledge and experience of these markets, we have generally determined that these quotes represent a reasonable estimate of fair value. For the $1.7 billion carrying value of securities valued using quotations as of June 30, 2012, a 100 basis point change in credit spreads would impact estimated fair value by approximately $60.1 million.

Our estimation of the fair value of level 3B assets (as described below) involves significant judgment. We validated the inputs and outputs of our models by comparing them to available independent third party market parameters and models for reasonableness. We believe the assumptions we used are within the range that a market participant would use, and factor in the liquidity conditions currently in the markets. In the first six months of 2012, the inputs to our models, including discount rates, prepayment speeds, default rates and severity assumptions, have generally remained consistent with the assumptions used at year-end, other than certain modifications we have made to the assumptions to reflect conditions relevant to specific assets.

For CMBS and ABS securities valued with internal models, which have an aggregate fair value of $303.3 million as of June 30, 2012, a 10% unfavorable change in our assumptions would result in the following decreases in such aggregate fair value (in thousands):

	CMBS	ABS
Outstanding face amount	$387,725	$161,084

Fair value	$233,415	$69,899

Effect on fair value with 10% unfavorable change in:
Discount rate	$(6,786)	$(2,279)
Prepayment rate	N/A	$(2,026)
Default rate	$(14,660)	$(3,833)
Loss severity	$(8,145)	$(5,712)

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

Impairment of Securities

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

As of June 30, 2012, we had 40 securities, with a carrying amount of $224.3 million, that had been downgraded during the six months ended June 30, 2012, and recorded a net other-than-temporary impairment charge of $9.7 million on these securities in 2012. However, we do not depend on credit ratings in underwriting our securities, either at acquisition or on an ongoing basis. As mentioned above, a credit rating downgrade is one factor that we monitor and consider in our analysis regarding other-than-temporary impairment, but it is not determinative. Our securities generally benefit from the support of one or more subordinate classes of securities or equity or other forms of credit support. Therefore, credit rating downgrades, even to the extent they relate to an expectation that a securitization we have invested in, on an overall basis, has credit issues, may not ultimately impact cash flow estimates for the class of securities in which we are invested.

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

Valuation and Revenue Recognition on Investments in Excess Mortgage Servicing Rights

Investments in Excess MSRs are aggregated into pools as applicable; each pool of Excess MSRs is accounted for in the aggregate.  Interest income for Excess MSRs is accreted into interest income on an effective yield or “interest” method, based upon the expected excess mortgage servicing amount through the expected life of the underlying mortgages.  Changes to expected cash flows result in a cumulative retrospective adjustment, which will be recorded in the period in which the change in expected cash flows occurs. Under the retrospective method, the interest income recognized for a reporting period would be measured as the difference between the amortized cost basis at the end of the period and the amortized cost basis at the beginning of the period, plus any cash received during the period.  The amortized cost basis is calculated as the present value of estimated future cash flows using an effective yield, which is the yield that equates all past actual and current estimated future cash flows to the initial investment.  In addition, our policy is to recognize interest income only on Excess MSRs in existing eligible underlying mortgages.  The difference between the fair value of Excess MSRs and their amortized cost basis is recorded as “Change in Fair Value of Investments in Excess Mortgage Servicing Rights”, as applicable.  Fair value is generally determined by discounting the expected future cash flows using discount rates that incorporate the market risks and liquidity premium specific to the Excess MSRs, and therefore may differ from their effective yields.

The following tables summarize the estimated change in fair value of the Excess MSRs as of June 30, 2012 given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate (dollars in thousands):

Fair value at June 30, 2012	$265,132

Discount rate shift in %	-20%	-10%	+10%	+20%
Estimated fair value	$292,136	$277,790	$253,664	$243,363
Change in estimated fair value:
Amount	$27,004	$12,658	$(11,468)	$(21,769)
%	10.2%	4.8%	-4.3%	-8.2%

Prepayment rate shift in %	-20%	-10%	+10%	+20%
Estimated fair value	$289,126	$276,621	$254,548	$244,768
Change in estimated fair value:
Amount	$23,994	$11,489	$(10,584)	$(20,364)
%	9.0%	4.3%	-4.0%	-7.7%

Delinquency rate shift in %	-20%	-10%	+10%	+20%
Estimated fair value	$269,552	$267,342	$262,923	$260,714
Change in estimated fair value:
Amount	$4,420	$2,210	$(2,209)	$(4,418)
%	1.7%	0.8%	-0.8%	-1.7%

Recapture rate shift in %	-20%	-10%	+10%	+20%
Estimated fair value	$259,296	$262,211	$268,021	$270,863
Change in estimated fair value:
Amount	$(5,836)	$(2,921)	$2,889	$5,731
%	-2.2%	-1.1%	1.1%	2.2%

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

RESULTS OF OPERATIONS

The following table summarizes the changes in our results of operations for the three and six months ended June 30, 2012 compared to the three and six months ended June 30, 2011 (dollars in thousands):

	Three Months Ended June 30,		Increase (Decrease)
	2012	2011	Amount	%
Interest income	$82,438	$74,143	$8,295	11.2%
Interest expense	29,462	35,750	(6,288)	(17.6%)
Net interest income	52,976	38,393	14,583	38.0%

Impairment (Reversal)
Valuation allowance (reversal) on loans	(3,223)	(14,555)	11,332	77.9%
Other-than-temporary impairment on securities, net	11,722	5,488	6,234	113.6%
	8,499	(9,067)	17,566	193.7%

Net interest income (loss) after impairment/reversal	44,477	47,460	(2,983)	(6.3%)

Other Income (Loss)
Gain (loss) on settlement of investments, net	(1,177)	35,606	(36,783)	(103.3%)
Gain on extinguishment of debt	39	33,443	(33,404)	(99.9%)
Change in fair value of investments in excess
mortgage servicing rights	3,523	-	3,523	N.M.
Other income (loss), net	(3,744)	(10,160)	6,416	63.1%
	(1,359)	58,889	(60,248)	(102.3%)
Expenses
Loan and security servicing expense	1,104	1,200	(96)	(8.0%)
General and administrative expense	6,205	1,649	4,556	276.3%
Management fee to affiliate	5,631	4,555	1,076	23.6%
	12,940	7,404	5,536	74.8%
Income (loss) from continuing operations	$30,178	$98,945	$(68,767)	(69.5%)

	Six Months Ended June 30,		Increase (Decrease)
	2012	2011	Amount	%
Interest income	$157,337	$146,346	$10,991	7.5%
Interest expense	59,627	73,915	(14,288)	(19.3%)
Net interest income	97,710	72,431	25,279	34.9%

Impairment (Reversal)
Valuation allowance (reversal) on loans	(12,254)	(55,862)	43,608	78.1%
Other-than-temporary impairment on securities, net	13,673	9,589	4,084	42.6%
	1,419	(46,273)	47,692	103.1%

Net interest income (loss) after impairment/reversal	96,291	118,704	(22,413)	(18.9%)

Other Income (Loss)
Gain (loss) on settlement of investments, net	3,646	69,698	(66,052)	(94.8%)
Gain on extinguishment of debt	20,782	44,485	(23,703)	(53.3%)
Change in fair value of investments in excess
mortgage servicing rights	4,739	-	4,739	N.M.
Other income (loss), net	(774)	(9,825)	9,051	92.1%
	28,393	104,358	(75,965)	(72.8%)
Expenses
Loan and security servicing expense	2,202	2,260	(58)	(2.6%)
General and administrative expense	8,490	3,250	5,240	161.2%
Management fee to affiliate	10,607	8,744	1,863	21.3%
	21,299	14,254	7,045	49.4%
Income (loss) from continuing operations	$103,385	$208,808	$(105,423)	(50.5%)

N.M. - Not Meaningful

Interest Income

Three months ended June 30, 2012 compared to the three months ended June 30, 2011

Interest income increased by $8.3 million during the three months ended June 30, 2012 compared to the three months ended June 30, 2011 primarily due to (i) a $7.8 million net increase in interest income as a result of new investments in securities and loans, paydowns and changes in interest rates and (ii) a $4.5 million increase in interest income as a result of investments in Excess MSRs. The increases described in (i) and (ii) above were partially offset by a $4.0 million decrease in interest income as a result of the deconsolidation of CDO V in June 2011.

Six months ended June 30, 2012 compared to the six months ended June 30, 2011

Interest income increased by $11.0 million during the six months ended June 30, 2012 compared to the six months ended June 30, 2011 primarily due to a (i) a $13.6 million net increase in interest income as a result of new investments in securities and loans, paydowns and changes in interest rates and (ii) a $6.5 million increase in interest income as a result of investments in Excess MSRs. The increases described in (i) and (ii) above were partially offset by a $9.1 million decrease in interest income as a result of the deconsolidation of CDO V in June 2011.

Interest Expense

Three Months ended June 30, 2012 compared to the three months ended June 30, 2011

Interest expense decreased by $6.3 million primarily due to (i) a $1.1 million decrease in interest expense on debt as a result of the paydowns and repurchases of our CDO debt obligations and the deconsolidation of CDO V, (ii) a $5.2 million decrease in interest expense on derivatives as a result of the termination of interest rate swaps, decreases in swap notional amounts, changes in interest rates and the deconsolidation of CDO V.

Six Months ended June 30, 2012 compared to the six months ended June 30, 2011

Interest expense decreased by $14.3 million primarily due to (i) a $2.7 million decrease in interest expense on debt as a result of the paydowns and repurchases of our CDO debt obligations and the deconsolidation of CDO V, (ii) a $12.2 million decrease in interest expense on derivatives as a result of the termination of interest rate swaps, decreases in swap notional amounts, changes in interest rates and the deconsolidation of CDO V. The decreases described in (i) to (ii) above were partially offset by a $0.6 million increase in interest expense on other bonds payable and repurchase agreements due to the refinancing of our manufactured housing loan portfolios and a higher outstanding balance of repurchase agreement financing on our FNMA/FHLMC securities.

Valuation Allowance (Reversal) on Loans

Three Months ended June 30, 2012 compared to the three months ended June 30, 2011

The valuation allowance (reversal) on loans changed by $11.3 million primarily due to an $11.9 million larger net increase in fair values of our real estate related loans during the three months ended June 30, 2011 compared to the three months ended June 30, 2012 as a result of market conditions improving more in the 2011 period than in the 2012 period, partially offset by a $0.6 million lower net valuation allowance on our manufactured housing loans and residential mortgage loans in the 2012 period than in the 2011 period due to the reclassification of our manufactured housing loan portfolio II and residential mortgage loans from held-for-sale to held-for-investment in May 2011 and September 2011, respectively. This change in fair values and the reclassification impacted the amount of valuation allowance we were able to reverse during those periods.

In addition, the reversal of previously established valuation allowances will likely decline over time as the reversal is subject to (i) a continued improvement in loan valuations and (ii) the amount of previously established allowances that have not yet been reversed.

Six Months ended June 30, 2012 compared to the six months ended June 30, 2011

The valuation allowance (reversal) on loans changed by $43.6 million primarily due to (i) a $42.9 million larger net increase in fair values of our real estate related loans during the six months ended June 30, 2011 compared to the six months ended June 30, 2012 as a result of market conditions improving more in the 2011 period than in the 2012 period and (ii) a $0.7 million higher net valuation allowance on our manufactured housing loans and residential mortgage loans in the 2012 period than in the 2011 period due to the reclassification of our manufactured housing loan portfolio II and residential mortgage loans from held-for-sale to held-for-investment in May 2011 and September 2011, respectively. This change in fair values and the reclassification impacted the amount of valuation allowance we were able to reverse during those periods.

In addition, the reversal of previously established valuation allowances will likely decline over time as the reversal is subject to (i) a continued improvement in loan valuations and (ii) the amount of previously established allowances that have not yet been reversed.

Other-than-temporary Impairment on Securities, Net

Three months ended June 30, 2012 compared to the three months ended June 30, 2011

The other-than-temporary impairment on securities increased by $6.2 million primarily due to additional decline in the value of certain commercial mortgage backed securities. We recorded an impairment charge of $11.7 million on 8 securities during the quarter ended June 30, 2012, compared to an impairment charge of $5.5 million on 10 securities during the quarter ended June 30, 2011.

Six months ended June 30, 2012 compared to the six months ended June 30, 2011

The other-than-temporary impairment on securities increased by $4.1 million primarily due to additional decline in the value of certain commercial mortgage backed securities. We recorded an impairment charge of $13.7 million on 10 securities during the six months ended June 30, 2012, compared to an impairment charge of $9.6 million on 16 securities during the six months ended June 30, 2011.

Gain (Loss) on Settlement of Investments, Net

Three months ended June 30, 2012 compared to the three months ended June 30, 2011

The net gain on settlement of investments decreased by $36.8 million as a result of the decreased volume of sales at a gain and repayments of investments. We recorded a net loss of $1.2 million on 10 securities that were sold during the quarter ended June 30, 2012, compared to a net gain of $35.6 million on 39 securities and loans that were sold or paid off during the quarter ended June 30, 2011.

Six months ended June 30, 2012 compared to the six months ended June 30, 2011

The net gain on settlement of investments decreased by $66.1 million as a result of the decreased volume of sales at a gain and repayments of investments. We recorded a net gain of $3.6 million on 20 securities and loans that were sold or paid off during the six months ended June 30, 2012, compared to a net gain of $69.7 million on 72 securities and loans that were sold or paid off during the six months ended June 30, 2011.

Gain (Loss) on Extinguishment of Debt

Three months ended June 30, 2012 compared to the three months ended June 30, 2011

The gain on extinguishment of debt decreased by $33.4 million due to a lower face amount, somewhat offset by a lower average price of debt, repurchased in the three months ended June 30, 2012 compared to the three months ended June 30, 2011. We repurchased $0.1 million face amount of our own CDO debt at an average price of 31.0% of par during the three months ended June 30, 2012 compared to $123.0 million face amount of CDO bonds and other bonds payable repurchased at an average price of 72.5% of par during the three months ended June 30, 2011.

Six months ended June 30, 2012 compared to the six months ended June 30, 2011

The gain on extinguishment of debt decreased by $23.7 million due to a lower face amount, somewhat offset by a lower average price of debt, repurchased in the six months ended June 30, 2012 compared to the six months ended June 30, 2011. We repurchased $30.1 million face amount of our own CDO debt at an average price of 30.5% of par during the six months ended June 30, 2012 compared to $135.1 million face amount of CDO bonds and other bonds payable repurchased at an average price of 66.8% of par during the six months ended June 30, 2011.

Change in Fair Value of Investments in Excess Mortgage Servicing Rights

Three months ended June 30, 2012 compared to the three months ended June 30, 2011

The change in fair value of investments in excess mortgage servicing rights increased $3.5 million due to the acquisition of these investments since December 2011.

Six months ended June 30, 2012 compared to the six months ended June 30, 2011

The change in fair value of investments in excess mortgage servicing rights increased $4.7 million due to the acquisition of these investments since December 2011.

Other Income (Loss), Net

Three months ended June 30, 2012 compared to the three months ended June 30, 2011

Other income increased by $6.4 million primarily due to (i) a $4.5 million increase in the fair value of certain non-hedge interest rate swap agreements as a result of changes in interest rates in the quarter ended June 30, 2012 compared to the quarter ended June 30, 2011, (ii) a $1.7 million decrease in unrealized losses recognized on certain interest rate swap agreements in the quarter ended June 30, 2012 compared to the quarter ended June 30, 2011, as the interest rate swap agreements that were de-designated as accounting hedges (since the hedged items were considered not probable of occurring) had higher notional amounts during the quarter ended June 30, 2011, and (iii) a $0.2 million increase in other income related to hedge ineffectiveness and collateral management fee income.

Six months ended June 30, 2012 compared to the six months ended June 30, 2011

Other income increased by $9.1 million primarily due to (i) a $1.8 million increase in the fair value of certain non-hedge interest rate swap agreements as a result of changes in interest rates in the quarter ended June 30, 2012 compared to the quarter ended June 30, 2011, (ii) a $6.8 million decrease in unrealized losses recognized on certain interest rate swap agreements in the quarter ended June 30, 2012 compared to the quarter ended June 30, 2011, as the interest rate swap agreements that were de-designated as accounting hedges (since the hedged items were considered not probable of occurring) had higher notional amounts during the quarter ended June 30, 2011, and (iii) a $0.5 million increase in other income related to hedge ineffectiveness and collateral management fee income.

Loan and Security Servicing Expense

Three months ended June 30, 2012 compared to the three months ended June 30, 2011

Loan and security servicing expense remained relatively stable during the three months ended June 30, 2012 compared to the three months ended June 30, 2011.

Six months ended June 30, 2012 compared to the six months ended June 30, 2011

Loan and security servicing expense remained relatively stable during the six months ended June 30, 2012 compared to the six months ended June 30, 2011.

General and Administrative Expense

Three months ended June 30, 2012 compared to the three months ended June 30, 2011

General and administrative expense increased by $4.6 million primarily due to an increase in professional fees related to the acquisitions of Excess MSRs and senior living assets.

Six months ended June 30, 2012 compared to the six months ended June 30, 2011

General and administrative expense increased by $5.2 million primarily due to an increase in professional fees related to the acquisitions of Excess MSRs and senior living assets.

Management Fee to Affiliate

Three months ended June 30, 2012 compared to the three months ended June 30, 2011

Management fees increased by $1.1 million primarily due to an increase in gross equity as a result of our public offerings of common stock in September 2011, April 2012 and May 2012.

Six months ended June 30, 2012 compared to the six months ended June 30, 2011

Management fees increased by $1.9 million primarily due to an increase in gross equity as a result of our public offerings of common stock in March 2011, September 2011, April 2012 and May 2012.

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

These short-term and long-term expectations are forward-looking and subject to a number of uncertainties and assumptions, which are described below under “–Factors That Could Impact Our Liquidity, Capital Resources and Capital Obligations” as well as Part II, Item 1A, “Risk Factors.” If our assumptions about our liquidity prove to be incorrect, we could be subject to a shortfall in liquidity in the future, and this shortfall may occur rapidly and with little or no notice, which would limit our ability to address the shortfall on a timely basis.

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

Update on Liquidity, Capital Resources and Capital Obligations

In April 2012, May 2012 and July 2012, we raised approximately $115 million, $152 million and $167 million, respectively, through public offerings of our common shares.

Certain details regarding our liquidity, current financings and capital obligations as of August 7, 2012 are set forth below:

•	Cash – We had a total of approximately $180 million of unrestricted cash.

•	Margin Exposure and Recourse Financings – We have margin exposure on a $7.3 million repurchase agreement related to the financing of the Newcastle Class-I MM notes (of which only $1.8 million is recourse), a $59.2 million repurchase agreement related to the financing of non-Agency RMBS and a $497.1 million repurchase agreement related to the financing of FNMA/FHLMC securities.

•	Excess MSR commitment – We expect to invest between $150 million to $300 million to acquire an interest in Excess MSRs related to Nationstar’s proposed acquisition of primary mortgage servicing rights on a portfolio of residential mortgage loans from Residential Capital LLC. We have committed to invest up to $450 million to acquire an approximately 65% interest in these Excess MSRs, but we have retained the flexibility to sell a portion of our commitment to certain Fortress affiliates. See Note 11 to our consolidated financial statements.

The following table compares our recourse financings excluding the junior subordinated notes (in thousands):

Recourse Financings	August 7, 2012	June 30, 2012	December 31, 2011
CDO Securities	$1,831	$1,846	$2,182

Non-agency ABS	59,219	—	—
Non-FNMA/FHLMC recourse financings	61,050	1,846	2,182

FNMA/FHLMC securities	497,061	316,126	231,012
Total recourse financings	$558,111	$317,972	$233,194

The non-FNMA/FHLMC recourse financings and the FNMA/FHLMC recourse financing will mature in October 2012 and August 2012, respectively.

It is important for readers to understand that our liquidity, available capital resources and capital obligations could change rapidly due to a variety of factors, many of which are beyond our control. Set forth below is a discussion of some of the factors that could impact our liquidity, available capital resources and capital obligations.

Factors That Could Impact Our Liquidity, Capital Resources and Capital Obligations

We refer readers to our discussions in other sections of this report for the following information:

•	For a further discussion of recent trends and events affecting our liquidity, see “– Market Considerations” above;

•	As described above, under “– Update on Liquidity, Capital Resources and Capital Obligations,” we are subject to margin calls in connection with our repurchase agreements;

•	Our match funded investments are financed long term, and their credit status is continuously monitored, which is described under "Quantitative and Qualitative Disclosures About Market Risk — Interest Rate Exposure'' below. Our remaining investments, generally financed with short term debt or short term repurchase agreements, are also subject to refinancing risk upon the maturity of the related debt. See “Debt Obligations” below; and

•	For a further discussion of a number of risks that could affect our liquidity, access to capital resources and our capital obligations, see Part II, Item 1A, “Risk Factors” above.

In addition to the information referenced above, the following factors could affect our liquidity, access to capital resources and our capital obligations. As such, if their outcomes do not fall within our expectations, changes in these factors could negatively affect our liquidity.

•	Access to Financing from Counterparties – Decisions by investors, counterparties and lenders to enter into transactions with us will depend upon a number of factors, such as our historical and projected financial performance, compliance with the terms of our current credit and derivative arrangements, industry and market trends, the availability of capital and our investors’, counterparties’ and lenders’ policies and rates applicable thereto, and the relative attractiveness of alternative investment or lending opportunities. Recent conditions and events have limited the array of capital resources available to us and made the terms of capital resources we are able to obtain generally less favorable to us relative to the terms we were able to obtain prior to the onset of challenging conditions. Our business strategy is dependent upon our ability to finance our real estate securities, loans and other real estate related assets at rates that provide a positive net spread. Currently, spreads for such liabilities have widened relative to historical levels and demand for such liabilities remains lower than the demand prior to the onset of challenging market conditions.

•	Impact of Rating Downgrades on CDO Cash Flows – Ratings downgrades of assets in our CDOs can negatively impact compliance with the CDOs’ over collateralization tests. Generally, the over collateralization test measures the principal balance of the specified pool of assets in a CDO against the corresponding liabilities issued by the CDO. However, based on ratings downgrades, the principal balance of an asset or of a specified percentage of assets in a CDO may be deemed to be reduced below their current balance to levels set forth in the related CDO documents for purposes of calculating the over collateralization test. As a result, ratings downgrades can reduce the assumed principal balance of the assets used in the over collateralization test relative to the corresponding liabilities in the test, thereby reducing the over collateralization percentage. In addition, actual defaults of assets would also negatively impact compliance with the over collateralization tests. Failure to satisfy an over collateralization test could result in the redirection of cashflows, or, in certain cases, in the potential removal of Newcastle as collateral manager of the affected CDO. See “Debt Obligations” below for a summary of assets on negative watch for possible downgrade in our CDOs.

•	Impact of Expected Repayment or Forecasted Sale on Cash Flows – The timing of and proceeds from the repayment or sale of certain investments may be different than expected or may not occur as expected. Proceeds from sales of assets in the current illiquid market environment are unpredictable and may vary materially from their estimated fair value and their carrying value.

Investment Portfolio

The following summarizes our consolidated investment portfolio at June 30, 2012 (dollars in millions).

	Outstanding Face Amount	Amortized Cost Basis (1)	Percentage of Total Amortized Cost Basis	Carrying Value	Number of Investments	Credit (2)	Weighted Average Life (years) (3)

Investment (8)
I. Residential Servicing & Securities
Excess MSRs	$265	$265	7.7%	$265	5	—	5.5
Non-Agency RMBS (4)	177	119	3.4%	119	10	CC	4.2
Total Residential Servicing & Securities	442	384	11.1%	384			5.0

II. Real Estate Debt & Other Assets
Commercial
CMBS	1,470	1,104	32.0%	1,163	192	BB+	3.8
Mezzanine Loans	609	487	14.1%	487	17	72%	2.1
B-Notes	208	186	5.4%	186	7	59%	2.5
Whole Loans	30	30	0.9%	30	3	48%	1.5
CDO Securities (5)	86	69	2.0%	65	3	BB+	2.9
Other Investments (6)	25	25	0.6%	25	1	—	—
Total Commercial Assets	2,428	1,901	55.0%	1,956			3.2

Residential
MH and Residential Loans	354	309	8.9%	309	9,436	706	6.3
Subprime Securities	245	126	3.7%	134	60	B-	6.5
Real Estate ABS	39	29	0.8%	31	11	BB+	4.0
	638	464	13.4%	474			6.2

FNMA/FHLMC securities	377	397	11.5%	400	37	AAA	4.7
Total Residential Assets	1,015	861	24.9%	874			5.7

Corporate
REIT Debt	120	119	3.4%	123	18	BB+	2.2
Corporate Bank Loans	301	189	5.6%	189	6	CC	2.3
Total Corporate Assets	421	308	9.0%	312			2.3

Total Real Estate Debt & Other Assets	3,864	3,070	88.9%	3,142			3.7

TOTAL / WA	$4,306	$3,454	100.0%	$3,526			3.8

Reconciliation to GAAP total assets:
Other assets
Subprime mortgage loans subject to call option (7)				405
Real estate held-for-sale				8
Cash and restricted cash				165
Other				90
GAAP total assets				$4,194

WA – Weighted average, in all tables.

(1)	Net of impairment.
(2)	Credit represents the weighted average of minimum rating for rated assets, the loan-to-value ratio (based on the appraised value at the time of purchase or refinancing) for non-rated commercial assets, or the FICO score for non-rated residential assets and an implied AAA rating for FNMA/FHLMC securities. Ratings provided above were determined by third party rating agencies as of a particular date, may not be current and are subject to change at any time.
(3)	Weighted average life is based on the timing of expected principal reduction on the asset.
(4)	Represents non-Agency RMBS purchased outside of our CDOs since April 2012.
(5)	Represents non-consolidated CDO securities, excluding ten securities with a zero value, which had an aggregate face amount of $120 million.
(6)	Represents an equity investment in a real estate owned property.
(7)	Our subprime mortgage loans subject to call option are excluded from the statistics because they result from an option, not an obligation, to repurchase such loans, are noneconomic until such option is exercised, and are offset by an equal liability on the consolidated balance sheet.
(8)	The following tables summarize certain supplemental data relating to our investments (dollars in tables in thousands):

Excess MSRs

Collateral Characteristics:

		Collateral Characteristics
	Current Carrying Amount	Original Principal Balance	Current Principal Balance	FICO Score	WA Coupon	WA Maturity (months)	Average Loan Age (months)	Uncollected Payments (A)	Delinquency 30+ (A)	1 Month CPR (B)	1 Month CRR (C)	1 Month CDR (D)	Recapture Rate
Pool 1
Original Pool	$36,772	$9,940,385	$8,926,101	690	6.1%	285	66	8.2%	11.5%	18.6%	16.3%	2.8%	40.0%
Recaptured Loans	841	—	194,047	757	4.9%	305	19	0.1%	0.1%	0.7%	0.7%	0.0%	0.0%
Recapture Agreements	6,067	—	—	—	—	—	—	—	—	—	—	—	—
	43,680	9,940,385	9,120,148	692	6.0%	285	65	8.0%	11.2%	18.4%	16.1%	2.7%	40.0%

Pool 2
Original Pool	36,934	10,383,891	9,942,371	701	5.3%	323	55	N/A	15.3%	10.2%	9.4%	0.7%	N/A
Recapture Agreement	5,904	—	—	—	—	—	—	—	—	—	—	—	—
	42,838	10,383,891	9,942,371	701	5.3%	323	55	N/A	15.3%	10.2%	9.4%	0.7%	N/A

Pool 3
Original Pool	31,421	9,844,114	9,739,715	690	4.7%	292	70	N/A	18.1%	10.3%	7.3%	3.2%	N/A
Recapture Agreement	5,221	—	—	—	—	—	—	—	—	—	—	—	—
	36,642	9,844,114	9,739,715	690	4.7%	292	70	N/A	18.1%	10.3%	7.3%	3.2%	N/A

Pool 4
Original Pool	12,638	6,250,549	6,210,442	684	3.9%	313	62	N/A	25.8%	6.3%	1.8%	4.5%	N/A
Recapture Agreement	2,969	—	—	—	—	—	—	—	—	—	—	—	—
	15,607	6,250,549	6,210,442	684	3.9%	313	62	N/A	25.8%	6.3%	1.8%	4.5%	N/A

Pool 5
Original Pool	117,844	47,572,905	46,945,452	659	4.9%	297	68	N/A	34.8%	13.1%	3.8%	9.6%	N/A
Recapture Agreement	8,521	—	—	—	—	—	—	—	—	—	—	—	—
	126,365	47,572,905	46,945,452	659	4.9%	297	68	N/A	34.8%	13.1%	3.8%	9.6%	N/A
Total/WA	$265,132	$83,991,844	$81,958,128	673	5.0%	299	66	N/A	27.1%	12.5%	6.1%	6.6%	N/A

(A)	Uncollected payments represent the percentage of underlying loans that missed their most recent payment and therefore we did not receive our excess mortgage servicing amount. Delinquency 30+ represents the percentage of underlying loans that are delinquent by 30 days or more.
(B)	Constant prepayment rate.
(C)	Voluntary prepayment rate.
(D)	Involuntary prepayment rate.

Non-Agency RMBS (A)

	Security Characteristics
Vintage (B)	Average Minimum Rating (C)	Number of Securities	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Principal Subordination (D)	Excess Spread (E)
Pre 2004	CCC-	6	$18,844	12.6%	$15,048	$15,048	19.5%	3.9%
2004	D	2	25,531	11.1%	13,125	13,125	16.2%	3.9%
2005	-	—	—	—	—	—	—	—
2006	D	1	76,835	39.2%	46,870	46,870	0.2%	3.3%
2007 and later	CCC	1	56,224	37.1%	44,417	44,417	25.7%	3.3%
Total/WA	CC	10	$177,434	100.0%	$119,460	$119,460	12.60%	3.5%

	Collateral Characteristics
Vintage (B)	Average Loan Age (years)	Collateral Factor (F)	3 month CPR (G)	Delinquency (H)	Cumulative Losses to Date
Pre 2004	9.3	0.06	9.8%	15.1%	2.8%
2004	7.8	0.09	15.7%	22.4%	3.5%
2005	—	—	—	—	—
2006	6.1	0.27	11.1%	28.2%	20.4%
2007 and later	5.8	0.51	11.3%	18.0%	21.8%
Total / WA	6.6	0.30	11.7%	22.8%	16.5%

(A)	Represents non-agency RMBS purchased outside of our CDOs since April 2012.
(B)	The year in which the securities were issued.
(C)
Ratings provided above were determined by third party rating agencies as of a particular date, may not be current and are subject to change at any time. We had approximately $1.6 million of non-agency RMBS  assets that were on negative watch for possible downgrade by at least one rating agency as of June 30, 2012.

(D)	The percentage of the outstanding face amount of securities and residual interests that is subordinate to our investments.
(E)	The annualized amount of interest received on the underlying loans in excess of the interest paid on the securities, as a percentage of the outstanding collateral balance.
(F)	The ratio of original unpaid principal balance of loans still outstanding.
(G)	Three month average constant prepayment rate.
(H)	The percentage of underlying loans that are 90+ days delinquent, or in foreclosure or considered real estate owned (REO).

CMBS

Deal Vintage (A)	Average Minimum Rating (B)	Number	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Delinquency 60+ /FC/REO (C)	Principal Subordination (D)	Weighted Average Life (years) (E)
Pre 2004	BB	54	$265,197	$241,783	21.9%	$232,114	9.5%	17.3%	1.3
2004	BBB-	30	139,461	113,846	10.3%	108,593	1.9%	8.0%	2.7
2005	BB+	27	301,003	205,232	18.6%	234,522	5.7%	9.2%	3.0
2006	BB	43	398,848	281,257	25.5%	297,550	9.9%	11.6%	3.5
2007	B	13	96,460	25,911	2.3%	44,871	16.5%	12.6%	4.5
2010	BB	4	38,798	36,689	3.3%	37,489	0.0%	3.1%	8.3
2011	BBB	21	230,245	198,867	18.1%	208,083	0.0%	7.9%	8.2
Total / WA	BB+	192	$1,470,012	$1,103,585	100.0%	$1,163,222	6.8%	11.1%	3.8

(A)	The year in which the securities were issued.
(B)	Ratings provided above were determined by third party rating agencies as of a particular date, may not be current and are subject to change at any time. We had $9.3 million of CMBS assets that were on negative watch for possible downgrade by at least one rating agency as of June 30, 2012.
(C)	The percentage of underlying loans that are 60+ days delinquent, in foreclosure or considered real estate owned (REO).
(D)	The percentage of the outstanding face amount of securities that is subordinate to our investments.
(E)	Weighted average life is based on the timing of expected principal reduction on the asset.

CDO Securities (A)

Collateral Manager	Primary Collateral Type	Number	Average Minimum Rating (B)	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Principal Subordination (C)
Third Party	CMBS	1	BBB-	$75,664	$61,529	89.8%	$58,261	51.3%
Newcastle	CMBS	1	BBB-	5,330	4,259	6.2%	3,957	30.3%
Newcastle	ABS	1	CC	5,500	2,725	4.0%	2,750	50.4%
TOTAL/WA		3	BB+	$86,494	$68,513	100.0%	$64,968	50.0%

(A)	Represents non-consolidated CDO securities, excluding ten securities with a zero value, which had an aggregate face amount of $120 million.
(B)	Ratings provided above were determined by third party rating agencies as of a particular date, may not be current and are subject to change at any time. We had $5.3 million of CDO assets that were on negative watch for possible downgrade by at least one rating agency as of June 30, 2012.
(C)	The percentage of the outstanding face amount of securities that is subordinate to our investments.

Mezzanine Loans, B-Notes and Whole Loans

Asset Type	Number	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Weighted Average First Dollar Loan to Value (A)	Weighted Average Last Dollar to Loan Value (A)	Delinquency (B)
Mezzanine Loans	17	$608,953	$486,572	69.3%	$486,572	60.5%	71.8%	2.0%
B-Notes	7	207,981	185,701	26.4%	185,701	47.1%	59.4%	0.0%
Whole Loans	3	30,352	30,352	4.3%	30,352	0.0%	48.3%	0.0%
Total/WA	27	$847,286	$702,625	100.0%	$702,625	55.0%	67.9%	1.4%

(A)	Loan to value is based on the appraised value at the time of purchase or refinancing.
(B)	The percentage of underlying loans that are non-performing, in foreclosure, under bankruptcy filing or considered real estate owned.

Manufactured Housing and Residential Loans

Deal	Average FICO Score (A)	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Average Loan Age (years)	Original Balance	Delinquency 90+ /FC/REO (B)	Cumulative Loss to Date
Manufactured Housing Loans Portfolio I	704	$126,588	$103,223	33.5%	$103,223	10.5	$327,855	2.2%	8.6%

Manufactured Housing Loans Portfolio II	704	169,176	161,983	52.5%	161,983	13.0	434,743	3.3%	12.9%

Residential Loans Portfolio I	713	54,744	39,893	12.9%	39,893	9.2	646,357	14.6%	0.4%

Residential Loans Portfolio II	737	3,779	3,456	1.1%	3,456	7.8	83,950	0.0%	0.0%
Total / WA	706	$354,287	$308,555	100.0%	$308,555	11.5	$1,492,905	4.6%	9.3%

(A)	Based on updated FICO scores provided by the loan servicer of the manufactured housing loan portfolios and original FICO scores for the residential loan portfolios as the loan servicers of the residential loan portfolios do not provide updated FICO scores.
(B)	The percentage of loans that are 90+ days delinquent, or in foreclosure or considered real estate owned (REO).

Subprime Securities (A)

	Security Characteristics
Vintage (B)	Average Minimum Rating (C)	Number of Securities	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Principal Subordination (D)	Excess Spread (E)
2003	B-	11	$11,455	$6,033	4.8%	$7,571	26.8%	4.1%
2004	B+	8	27,988	14,940	11.9%	16,117	28.4%	3.7%
2005	B-	27	122,674	51,608	41.1%	53,509	33.1%	4.3%
2006	B+	7	54,472	35,984	28.8%	37,129	40.6%	4.4%
2007 and later	CCC	7	27,646	16,865	13.4%	18,954	28.9%	3.5%
Total / WA	B-	60	$244,235	$125,430	100.0%	$133,280	33.5%	4.2%

	Collateral Characteristics
Vintage (B)	Average Loan Age (years)	Collateral Factor (F)	6 month CPR (G)	Delinquency (H)	Cumulative Losses to Date
2003	9.7	0.08	10.8%	16.7%	4.7%
2004	8.0	0.13	9.8%	18.3%	4.7%
2005	7.1	0.17	11.0%	26.4%	11.3%
2006	6.3	0.29	12.8%	22.7%	20.0%
2007 and later	5.8	0.44	10.8%	21.1%	22.9%
Total / WA	7.0	0.22	11.2%	23.6%	13.5%

Real Estate ABS

	Security Characteristics
Asset Type	Average Minimum Rating (C)	Number	Outstanding Face Amount	Amortized Cost Basis Amount	Percentage of Total Amortized Basis	Carrying Value	Principal Subordination (D)	Excess Spread (E)

Manufactured Housing	BBB+	7	$27,722	$26,890	91.9%	$28,954	42.9%	1.6%
Small Business Loans	CCC-	4	$11,121	2,384	8.1%	$2,027	3.2%	0.9%
Total / WA	BB+	11	$38,843	$29,274	100.0%	$30,981	31.5%	1.4%

	Collateral Characteristics
Asset Type	Average Loan Age (years)	Collateral Factor (F)	6 Month CPR (G)	Delinquency (H)	Cumulative Loss to Date

Manufactured Housing	12.6	0.24	6.9%	2.1%	13.6%
Small Business Loans	9.7	0.22	20.5%	34.0%	20.4%
Total / WA	11.8	0.23	10.8%	11.2%	15.6%

(A)	Includes subprime retained securities in the securitizations of Subprime Portfolios I and II. For further information on these securitizations, see Note 4 to our consolidated financial statements included herein.
(B)	The year in which the securities were issued.
(C)	Ratings provided above were determined by third party rating agencies as of a particular date, may not be current and are subject to change at any time. We had approximately $1.3 million of ABS assets that were on negative watch for possible downgrade by at least one rating agency as of June 30, 2012.
(D)	The percentage of the outstanding face amount of securities and residual interests that is subordinate to our investments.
(E)	The annualized amount of interest received on the underlying loans in excess of the interest paid on the securities, as a percentage of the outstanding collateral balance.
(F)	The ratio of original unpaid principal balance of loans still outstanding.
(G)	Three month average constant prepayment rate.
(H)	The percentage of underlying loans that are 90+ days delinquent, or in foreclosure or considered real estate owned (REO).

REIT Debt

Industry	Average Minimum Rating (A)	Number	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value

Retail	A-	4	$34,525	$33,799	28.3%	$36,597
Diversified	CCC+	3	32,181	32,170	26.9%	30,101
Office	BBB-	5	24,117	24,274	20.3%	24,671
Multifamily	BBB	3	12,765	12,781	10.7%	13,504
Healthcare	BBB-	3	16,700	16,518	13.8%	18,224
Total / WA	BB+	18	$120,288	$119,542	100.0%	$123,097

Corporate Bank Loans

Industry	Average Minimum Rating (A)	Number	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value

Real Estate	NR	1	$17,277	$15,851	8.4%	$15,851
Media	CCC-	2	110,279	35,221	18.6%	35,221
Resorts	NR	1	147,070	117,070	61.8%	117,070
Restaurant	B	2	26,037	21,186	11.2%	21,186
Total / WA	CC	6	$300,663	$189,328	100.0%	$189,328

(A)	Ratings provided above were determined by third party rating agencies as of a particular date, may not be current and are subject to change at any time. We had no corporate assets that were on negative watch for possible downgrade by at least one rating agency as of June 30, 2012.

Debt Obligations

Our debt obligations, as summarized in Note 5 to our consolidated financial statements included herein, existing at June 30, 2012 (gross of $4.5 million of discounts) had contractual maturities as follows (in thousands):

	Nonrecourse	Recourse	Total
Period from July 1, 2012 through December 31, 2012	$5,538	$317,972	$323,510
2013	—	—	—
2014	—	—	—
2015	—	—	—
2016	—	—	—
2017	—	—	—
Thereafter	2,939,596	51,004	2,990,600
Total	$2,945,134	$368,976	$3,314,110

Certain of the debt obligations included above are obligations of our consolidated subsidiaries which own the related collateral. In some cases, including the CDO and Other Bonds Payable, such collateral is not available to other creditors of ours.

Our non-CDO debt obligations contain various customary loan covenants. We were in compliance with all of the covenants in our non-CDO financings as of June 30, 2012.

The following table provides additional information regarding short-term borrowings. These short-term borrowings were used to finance certain of our investments in FNMA/FHLMC securities and our investments in certain senior notes issued by Newcastle CDO VI. The FNMA/FHLMC repurchase agreements have full recourse to Newcastle and the CDO VI repurchase agreement has recourse to Newcastle for up to twenty-five percent of the outstanding balance of the repurchase facility, which was approximately $1.9 million as of June 30, 2012. The weighted average differences between the fair value of the assets and the face amount of available financing for the FNMA/FHLMC repurchase agreements and the CDO VI repurchase agreements were 5% and 50%, respectively, during the six months ended June 30, 2012.

			Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
	Outstanding Balance at June 30, 2012		Average Daily Amount Outstanding	Maximum Amount Outstanding	Weighted Average Interest Rate	Average Daily Amount Outstanding	Maximum Amount Outstanding	Weighted Average Interest Rate
Repurchase agreements	$323,510	*	$266,965	$326,882	0.43%	$252,024	$326,882	0.44%

*Of which only $318 million had recourse to us.

In the first six months of 2012, we settled purchases of $101.5 million principal balance of FNMA/FHLMC securities (primarily one-year ARMs) for approximately $107.8 million, using $5.6 million of unrestricted cash and financed with $102.2 million of repurchase agreements. These repurchase agreements bear interest at 0.42%, mature in August 2012, and are subject to customary margin call provisions.

In the first six months of 2012, we repurchased $30.1 million face amount of CDO bonds for $9.2 million. As a result, we extinguished $30.1 million face amount of CDO debt and recorded a gain on extinguishment of debt of $20.8 million.

Each of our CDO financings contains tests that measure the amount of over collateralization and excess interest in the transaction. At issuance, each of our CDOs passed all of these tests. Failure to satisfy these tests would generally cause (or has caused) the cash flow that would otherwise be distributed to the more junior classes of securities (including those held by Newcastle) to be redirected to pay down the most senior class of securities outstanding until the tests are satisfied. As a result, our cash flow and liquidity are negatively impacted upon such a failure, and the impact could be (and has been) material. The table set forth below presents data, including the most recent quarterly cash flows received by Newcastle, for each of our CDOs, and sets forth which of the CDOs have satisfied these tests in the most recent quarter. The amounts set forth are as of June 30, 2012 unless otherwise noted (dollars in thousands). For those CDOs that have failed their applicable over collateralization tests, the impact of failing is already reflected in the cash flow set forth in the table. For those CDOs that have satisfied their applicable over collateralization tests, we could potentially lose substantially all of the cash flows from those CDOs in future quarters if we fail to satisfy the tests in the future. The amounts in the table reflect data at the CDO level and thus are different from the GAAP balance sheet due to intercompany amounts eliminated in Newcastle’s consolidated balance sheet.

	CDO IV			CDO VI			CDO VIII			CDO IX			CDO X
Balance Sheet:
Assets Face Amount		$195,511			$213,627			$913,351			$803,840			$1,359,924
Assets Fair Value		172,380			142,506			659,032			621,652			1,076,353

Issued Debt Face Amount (1)		100,162			119,176			639,113			528,905			1,174,250
Derivative Net Liabilities Fair Value		5,103			19,440			15,203			—			60,170
Cash Receipts:
Quarterly net cash receipts (2)		$396			$124			$6,575			$8,326			$5,602

Collateral Composition (3):	Face	Fair Value		Face	Fair Value		Face	Fair Value		Face	Fair Value		Face	Fair Value
CMBS	$122,813	$104,383	BB	$109,046	$72,554	BB	$149,460	$106,866	BB-	$80,701	$75,835	BB	$977,966	$801,190	BB+
REIT Debt	43,617	45,172	BBB-	54,200	56,601	BBB-	—	—	—	—	—	—	22,471	21,325	B-
ABS	17,695	12,660	BB	48,653	11,766	CC	74,555	55,422	BB-	3,232	3,073	BBB+	217,516	163,434	BB
Bank Loans	1,654	1,518	NR	1,728	1,585	NR	205,286	141,138	B-	175,840	122,648	CCC-	28,801	9,198	CCC-
Mezzanine Loans / B-Notes / Whole Loans	9,732	8,647	BB+	—	—	—	392,300	329,234	CCC+	445,253	371,409	CCC	—	—	—
CDO	—	—	—	—	—	—	91,750	26,372	CCC-	76,152	26,319	CCC+	49,817	17,853	B-
Residential Loans	—	—	—	—	—	—	—	—	—	3,779	3,485	NR	—	—	—
Other Investments	—	—	—	—	—	—	—	—	—	18,883	18,883	—	—	—	—
Cash for Reinvestment	—	—	—	—	—	—	—	—	—	—	—	—	63,353	63,353	—
Total	$195,511	$172,380	BB	$213,627	$142,506	BB-	$913,351	$659,032	B-	$803,840	$621,652	CCC	$1,359,924	$1,076,353	BB+

Collateral on Negative Watch (4)	$1,297			$—			$30,250			$7,250			$29,000

CDO Cash Flow Triggers (5):
Over Collateralization (6):
As of Jun-2012 remittance
Cushion (Deficit) ($)		$(6,433)			$(177,738)			$82,127			$125,699			$56,925
As of Jul-2012 remittance
Cushion (Deficit) ($)		—			(178,375)			85,161			129,279			93,150
Interest Coverage (6):
As of Jun-2012 remittance
Cushion (Deficit) ($)		38.5%			(77.1%)			383.0%			545.7%			269.7%
As of Jul-2012 remittance
Cushion (Deficit) (%)		—			(156.1%)			452.0%			609.2%			325.5%
CDO Overview:
Effective		Sep-04			Aug-05			Mar-07			Jul-07			Dec-07
Reinvestment Period End (7)		Passed			Passed			Passed			Passed			Jul-12
Optional Call (8)		Passed			Passed			Passed			Passed			Passed
Auction Call (9)		Mar-14			Apr-15			Nov-16			May-17			Jul-17
WA Debt Spread (bps) (10)		80			44			49			58			35

See notes on next page.

(1)	Includes CDO bonds issued to third parties and held by Newcastle’s consolidated CDOs.

(2)	Represents net cash received from each CDO based on all of our interests in such CDO (including senior management fees but excluding principal received from senior CDO bonds owned by Newcastle) for the three months ended June 30, 2012. Cash receipts for this period include $1.5 million of senior collateral management fees, and may not be indicative of cash receipts for subsequent periods. Excluded from the quarterly net cash receipts was $8.1 million of unrestricted cash received from principal repayments on senior CDO bonds owned by Newcastle. This cash represents a return of principal and the realization of the difference between par and the discounted purchase price of these bonds. See “Cautionary Note Regarding Forward Looking Statements” for risks and uncertainties that could cause our receipts for subsequent periods to differ materially from these amounts.

(3)	Collateral composition is calculated as a percentage of the face amount of collateral and includes CDO bonds of $208.8 million and other bonds and notes payable of $101.9 million issued by Newcastle, and bank loans of $112.7 million, collateralized by Newcastle CDO VI bonds, real estate properties and a third party CDO security, which are eliminated in consolidation. The fair value of these CDO bonds, other bonds and notes payable, and bank loans was $63.7 million, $82.7 million and $86.8 million at June 30, 2012, respectively. Also reflected are weighted average credit ratings, which were determined by third party rating agencies as of a particular date, may not be current and are subject to change at any time.

(4)	Represents the face amount of collateral on negative watch for possible downgrade by at least one rating agency (Moody’s, S&P or Fitch) as of the determination date in June 2012 for CDO IV, as this CDO only reports actual over collateralization excess percentages on a quarterly basis, and as of the determination date in July 2012 for all other CDOs. The amount does not include any bonds issued by Newcastle, which are eliminated in consolidation and not reflected in the investment portfolio disclosures.

(5)	Each of our CDO financings contains tests that measure the amount of over collateralization and excess interest in the transaction. Failure to satisfy these tests would cause the principal and/or interest cashflow that would otherwise be distributed to more junior classes of securities (including those held by Newcastle) to be redirected to pay down the most senior class of securities outstanding until the tests are satisfied. As a result, our cash flow and liquidity are negatively impacted upon such a failure, and the impact could be material. Each CDO contains tests at various over collateralization and interest coverage percentage levels. The trigger percentages used above represent the first threshold at which cashflows would be redirected as described in this footnote. The data presented is as of the most recent remittance date on or before June 30, 2012 or July 31, 2012, as applicable, and may change or have changed subsequent to that date. CDO IV only reports on a quarterly basis and, therefore, no updated July 2012 information is available. In addition, our CDOs may also contain specific over collateralization tests that, if failed, can result in the occurrence of an event of default or our being removed as collateral manager of the CDO. Failure of the over collateralization tests can also cause a “phantom income” issue if cash that constitutes income is diverted to pay down debt instead of being distributed to us. As of the June 2012 remittance date for CDO IV and as of the July 2012 remittance date for CDO VI, these CDOs were not in compliance with their applicable over collateralization tests and, consequently, we were not receiving cash flows from these CDOs (other than senior management fees and cash flows on senior classes of bonds we own). Based upon our current calculations, we expect these portfolios to remain out of compliance for the foreseeable future. Moreover, given current market conditions, it is possible that all of our CDOs could be out of compliance with their over collateralization tests as of one or more measurement dates within the next twelve months. Our ability to rebalance will depend upon the availability of suitable securities, market prices, whether the reinvestment period of the applicable CDO has ended, and other factors that are beyond our control. Such rebalancing efforts may be extremely difficult given current market conditions and we cannot assure you that we will be successful in our rebalancing efforts. If the liabilities of our CDOs are downgraded by Moody’s to certain predetermined levels, our discretion to rebalance the applicable CDO portfolios may be negatively impacted. Moreover, if we bring these coverage tests into compliance, we cannot assure you that they will not fall out of compliance in the future or that we will be able to correct any noncompliance. For a more detailed discussion of the impact of CDO financings on our cash flows, see Part II, Item 1A, “Risk Factors – Risks Relating to our Business – The coverage tests applicable to our CDO financings may have a negative impact on our operating results and cash flows.”

(6)	Represents excess or deficiency under the applicable over collateralization or interest coverage tests to the first threshold at which cash flow would be redirected. We generally do not receive material cash flow from the junior classes of a CDO until a deficiency is corrected. Ratings downgrades of assets in our CDOs can negatively impact compliance with the over collateralization tests. Generally, the over collateralization test measures the principal balance of the specified pool of assets in a CDO against the corresponding liabilities issued by the CDO. However, based on ratings downgrades, the principal balance of an asset or of a specified percentage of assets in a CDO may be deemed reduced below their current balance to levels set forth in the related CDO documents for purposes of calculating the over collateralization test. As a result, ratings downgrades can reduce the principal balance of the assets used in the over collateralization test relative to the corresponding liabilities in the test, thereby reducing the over collateralization percentage. In addition, actual defaults of an asset would also negatively impact compliance with the over collateralization tests. Failure to satisfy an over collateralization test could result in the redirection of cashflows as described in footnote 5 above or, in certain circumstances, in our removal as manager of the applicable portfolio.

(7)	Our CDO financings typically have a 5-year reinvestment period. Generally, after such period ends, principal payments on the collateral are used to paydown the most senior debt outstanding. Prior to the end of the reinvestment period, principal payments received on the collateral are reinvested.

(8)	At the option call date, Newcastle, as the equity holder, has the right to payoff the CDO bonds at their related redemption price.

(9)	At the auction call date, there is a mandatory auction of the assets pursuant to which the collateral manager will solicit bids for the CDO assets. If the aggregate amount of the bids are sufficient to pay off the outstanding CDO bonds set forth in the CDO governing document, the assets will be sold and the CDO bonds will be redeemed. However, if the aggregate amount of the bids is insufficient to pay off the outstanding CDO bonds set forth in the CDO governing document, the assets will not be sold and the redemption of CDO bonds will not occur.

(10)	Debt spread represents the spread above the benchmark interest rate (LIBOR or U.S. Treasuries) that Newcastle pays on its debt.

The following table sets forth further information with respect to the bonds of our consolidated CDO financings as of June 30, 2012 (dollars in thousands):

		Current Face Amount (1)
		Held By
Class	Original Face Amount	Third Parties	Newcastle CDOs (2)	Newcastle Outside of its CDOs (3)		Total	Stated Interest Rate
CDO IV
Class I	$353,250	$67,291	—	$51,562		$118,853	LIBOR +	0.40%
Class II-FL	13,000	3,000	—	10,000		13,000	LIBOR +	0.65%
Class II-FX	7,250	—	5,250	2,000		7,250		4.73%
Class III-FL	7,500	5,000	—	2,500		7,500	LIBOR +	1.00%
Class III-FX	15,000	1,405	—	10,680		12,085		5.11%
Class IV-FL	9,000	8,325	—	—		8,325	LIBOR +	2.25%
Class IV-FX	9,000	9,891	—	—		9,891		6.34%
Class V	13,500	—	—	17,464		17,464		8.67%
Preferred	22,500	—	—	22,500		22,500		N/A
	$450,000	$94,912	$5,250	$116,706		$216,868
CDO VI
Class I-MM	$323,000	$—	$27,817	$122,807	*	$150,624	LIBOR +	0.25%
Class I-B	59,000	59,000	—	—		59,000	LIBOR +	0.40%
Class II	33,000	23,550	—	10,239		33,789	LIBOR +	0.50%
Class III-FL	15,000	5,184	—	10,369		15,553	LIBOR +	0.80%
Class III-FX	5,000	—	—	6,038		6,038		5.67%
Class IV-FL	9,600	641	—	9,620		10,261	LIBOR +	1.70%
Class IV-FX	2,400	2,984	—	—		2,984		6.55%
Class V	21,000	—	—	27,223		27,223		7.81%
Preferred	32,000	—	—	32,000		32,000		N/A
	$500,000	$91,359	$27,817	$218,296		$337,472

*	Of the $150.6 million CDO VI Class I-MM bonds, $95.5 million served as collateral for a $59.8 million bank loan owned jointly by two of Newcastle's CDOs and $27.3 million served as collateral for a $7.4 million repurchase agreement financing.

CDO VIII
Class I-A	$462,500	$433,465	—	$16,204	449,669	LIBOR +	0.28%
Class I-AR	60,000	58,335	—	—	58,335	LIBOR +	0.34%
Class I-B	38,000	4,000	—	34,000	38,000	LIBOR +	0.36%
Class II	42,750	—	29,000	13,750	42,750	LIBOR +	0.42%
Class III	42,750	—	22,750	20,000	42,750	LIBOR +	0.50%
Class IV	28,500	—	—	—	—	LIBOR +	0.60%
Class V	28,500	28,500	—	—	28,500	LIBOR +	0.75%
Class VI	27,312	—	—	—	—	LIBOR +	0.80%
Class VII	21,375	—	—	—	—	LIBOR +	0.90%
Class VIII	22,563	11,063	8,250	3,250	22,563	LIBOR +	1.45%
Class IX-FL	6,000	6,000	—	—	6,000	LIBOR +	1.80%
Class IX-FX	7,600	7,600	—	—	7,600		6.80%
Class X	19,650	18,650	—	—	18,650	LIBOR +	2.25%
Class XI	26,125	—	—	24,125	24,125	LIBOR +	2.50%
Class XII	28,500	—	11,500	17,000	28,500		7.50%
Preferred	87,875	—	—	87,875	87,875		N/A
	$950,000	$567,613	$71,500	$216,204	$855,317

Continued on next page.

		Current Face Amount (1)
		Held By
Class	Original Face Amount	Third Parties	Newcastle CDOs (2)	Newcastle Outside of its CDOs (3)	Total	Stated Interest Rate
CDO IX
Class A-1	$379,500	$378,280	$—	$—	$378,280	LIBOR +	0.26%
Class A-2	115,500	65,500	—	50,000	115,500	LIBOR +	0.47%
Class B	37,125	35,125	—	2,000	37,125	LIBOR +	0.65%
Class C	33,000	—	—	—	—	LIBOR +	0.93%
Class D	20,625	—	—	—	—	LIBOR +	1.00%
Class E	24,750	—	—	24,750	24,750	LIBOR +	1.10%
Class F	18,562	—	—	18,562	18,562	LIBOR +	1.30%
Class G	18,562	—	—	11,262	11,262	LIBOR +	1.50%
Class H	21,656	—	8,751	9,305	18,056	LIBOR +	2.50%
Class J	21,656	—	21,656	—	21,656	LIBOR +	3.00%
Class K	19,593	—	19,593	—	19,593	LIBOR +	3.50%
Class L	23,718	—	—	23,718	23,718		7.50%
Class M	39,187	—	—	39,187	39,187		8.00%
Preferred	51,566	—	—	51,566	51,566		N/A
	$825,000	$478,905	$50,000	$230,350	$759,255
CDO X (4)
Class A-1	$980,000	$980,000	$—	$—	$980,000	LIBOR +	0.26%
Class A-2	140,000	140,000	—	—	140,000	LIBOR +	0.35%
Class A-3	99,750	—	—	30,000	30,000	LIBOR +	0.60%
Class B	28,000	—	—	—	—	LIBOR +	1.25%
Class C	40,250	—	32,250	—	32,250	LIBOR +	1.75%
Class D	22,000	—	22,000	—	22,000	LIBOR +	2.50%
Class E	13,500	—	—	13,500	13,500	LIBOR +	3.00%
Class F	14,000	—	—	14,000	14,000		9.04%
Preferred	62,500	—	—	62,500	62,500		N/A
	$1,400,000	$1,120,000	$54,250	$120,000	$1,294,250

(1)	The amounts presented in these columns exclude the face amount of any cancelled bonds within an applicable class.
(2)	Amounts in this column represent the amount of bonds of the applicable class held by Newcastle’s consolidated CDOs. These bonds are eliminated in Newcastle’s consolidated balance sheet.
(3)	Amounts in this column represent the amount of bonds of the applicable class held as investments by Newcastle outside of its non-recourse financing structures. These bonds are eliminated in Newcastle’s consolidated balance sheet.
(4)	CDO X issued an interest only fixed-rate note with a notional amount of $24.2 million at 5.78%, which matured in July 2012.

Stockholders’ Equity

Common Stock

The following table presents information on shares of our common stock issued during the six months ended June 30, 2012:

Shares Issued	Range of Issue Prices (1)	Net Proceeds (millions)	Options Granted to manager
42,006,748	$ 6.22 - $6.71	$267.4	4,197,500

(1)	Excludes prices of shares issued pursuant to the exercise of options and of shares issued to our independent directors.

At June 30, 2012, we had 147,187,757 shares of common stock outstanding.

As of June 30, 2012, our outstanding options issued prior to 2011 had a weighted average strike price of $26.64 and our outstanding options issued in 2011 and 2012 had a weighted average strike price of $5.80. Our outstanding options at June 30, 2012 were summarized as follows:

	Issued Prior to 2011	Issued in 2011 and 2012	Total
Held by the manager	1,686,447	6,835,000	8,521,447
Issued to the manager and subsequently transferred to certain of the manager's employees	798,162	1,675,000	2,473,162
Issued to the independent directors	14,000	2,000	16,000
Total	2,498,609	8,512,000	11,010,609

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

In May 2012, we issued 23,000,000 shares of its common stock in a public offering at a price to the public of $6.71 per share for net proceeds of approximately $152.0 million. For the purpose of compensating the manager for its successful efforts in raising capital for us, in connection with this offering, we granted options to the manager to purchase 2,300,000 shares of our common stock at the public offering price, which had a fair value of approximately $7.6 million as of the grant date.

In July 2012, we issued 25,300,000 shares of our common stock in a public offering at a price, net of underwriting discounts and commissions, to the underwriters of $6.63 per share for net proceeds of approximately $167.4 million, after deducting the expenses for this offering. Certain officers and directors participated in this offering and purchased an aggregate of 450,000 shares at $6.70 per share. For the purpose of compensating the manager for its successful efforts in raising capital for us, in connection with this offering, we granted options to the manager to purchase 2,530,000 shares of our common stock at $6.70, which were valued at approximately $8.3 million.

As of June 30, 2012, approximately 4.4 million shares of our common stock were held by Fortress, through its affiliates, and its principals.

We declared a quarterly dividend of $0.20 per common share for the quarter ended June 30, 2012, which was paid in July 2012.

Preferred Stock

On July 30, 2012, we paid quarterly dividends on our preferred stock.

Accumulated Other Comprehensive Income (Loss)

During the six months ended June 30, 2012, our accumulated other comprehensive income (loss) changed due to the following factors (in thousands):

	Gains (Losses) on Cash Flow Hedges	Gains (Losses) on Securities	Total Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss), December, 31, 2011	$(70,501)	$(2,585)	$(73,086)
Net unrealized gain (loss) on securities	—	66,289	66,289
Reclassification of net realized (gain) loss on securities into earnings	—	8,413	8,413
Net unrealized gain (loss) on derivatives designated as cash flow hedges	12,232	—	12,232
Reclassification of net realized (gain) loss on derivatives designated as cash flow hedges into earnings	5,625	—	5,625
Accumulated other comprehensive income (loss), June 30, 2012	$(52,644)	$72,117	$19,473

Our GAAP equity changes as our real estate securities portfolio and derivatives are marked to market each quarter, among other factors. The primary causes of mark to market changes are changes in interest rates and credit spreads. During the six months ended June 30, 2012, a net tightening of credit spreads has caused the net unrealized losses recorded in accumulative other comprehensive income on our real estate securities to turn into unrealized gains. Net unrealized losses on derivatives designated as cash flow hedges decreased for the six months ended June 30, 2012, primarily as a result of increases in long-term interest rates.

See “- Market Considerations” above for a further discussion of recent trends and events affecting our unrealized gains and losses as well as our liquidity.

Cash Flow

Operating Activities

Net cash flow provided by (used in) operating activities increased to $39.3 million for the six months ended June 30, 2012 from $26.4 million for the six months ended June 30, 2011. This change resulted primarily from the factors described below:

•	Net cash receipts from our CDOs increased approximately $11.6 million for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 primarily due to (i) increased interest receipts through increased reinvestments in securities and loans using restricted cash held in CDOs VIII, IX and X, (ii) decreased interest payments on our CDO debt through repurchases of CDO debt, (iii) decreased interest payments on our interest rate swap agreements which had declining notional balances and (iv) decreased redirection of interest receipts for reinvestment or CDO paydown (which in turn increased our net cash receipts from our CDOs) due to the reduction of defaulted assets through sales.

•	Net cash receipts from our manufactured housing loan portfolios decreased approximately $1.0 million for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 primarily due to paydowns.

•	Received excess mortgage servicing income of approximately $3.9 million in the six months ended June 30, 2012. The Excess MSR investment was made in December 2011.

•	Net cash receipts from our investments in FNMA/FHLMC securities increased approximately $1.5 million for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 primarily due to higher investments in FNMA/FHLMC securities.

•	Management fees paid increased approximately $1.6 million for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 due to an increase in gross equity as a result of our public offerings of common stock in April 2012 and May 2012.

•	General and administrative expenses paid increased approximately $1.5 million for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 primarily due to higher professional fees paid in connection with the acquisition of Excess MSRs.

Investing Activities

Investing activities provided (used) ($374.8) million and ($83.3) million during the six months ended June 30, 2012 and 2011, respectively. Investing activities consisted primarily of proceeds from the sale, repayment or settlement of investments, net of investments made in certain real estate securities, loans, Excess MSRs, other real estate related assets outside of our CDO financing structures and hedge termination payments.

Financing Activities

Financing activities provided (used) $280.7 million and $124.2 million during the six months ended June 30, 2012 and 2011, respectively. Uses of cash flow from financing activities included the repurchases of CDO bonds payable, the repayment of debt as described above, the payment of financing costs related to our common stock offerings and the payment of common and preferred dividends. Offsetting sources consisted primarily of the public offerings of common stock and borrowings under repurchase agreements.

INTEREST RATE, CREDIT AND SPREAD RISK

We are subject to interest rate, credit and spread risk with respect to our investments. These risks are further described in “Quantitative and Qualitative Disclosures About Market Risk.”

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2012, we had the following material off-balance sheet arrangements.

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

•	We have made investments in three equity method investees, two of which are dormant at June 30, 2012 and the other of which is immaterial to our financial condition, liquidity and operations.

In each case, our exposure to loss is limited to the carrying (fair) value of our investment.

CONTRACTUAL OBLIGATIONS

During the first six months of 2012, we had all of the material contractual obligations referred to in our annual report on Form 10-K for the year ended December 31, 2011, excluding the debt which was repaid or repurchased, as described in “– Liquidity and Capital Resources,” as well as the following:

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Income available for common stockholders	$29,044	$97,740	$101,120	$206,018
Add (Deduct):
Impairment (reversal)	8,499	(9,067)	1,419	(46,273)
Other (income) loss	1,359	(58,889)	(28,393)	(104,358)
(Income) loss from discontinued operations	(261)	(190)	(525)	—
Core earnings	$38,641	$29,594	$73,621	$55,387

Cash Available For Distribution (“CAD”)

Newcastle determines its common dividends based significantly on cash available for distribution, which is net cash flow from operations plus principal repayments less return of capital and preferred dividends. We believe that CAD is useful for investors because it is a meaningful measure of our operating liquidity. Management uses CAD as an important input in determining Newcastle’s dividends. It represents GAAP net cash provided by operating activities adjusted for two factors:

(i)	Principal payments received in excess of the portion which represents a return of Newcastle’s invested capital in certain of Newcastle’s investments, which were acquired at a significant discount to par. These investments include repurchased CDO debt, CDO securities and non-Agency RMBS. Although these net principal repayments are reported as investing activities for GAAP purposes, they actually represent a portion of Newcastle’s return on these investments (or yield), rather than a return of Newcastle’s invested capital.
(ii)	Preferred dividends. Although these dividends are reported as financing activities for GAAP purposes, they represent a recurring use of Newcastle’s operating cash flow similar to interest payments on debt.

CAD is limited in its usefulness because it excludes principal repayments on assets purchased at par or assets where the principal received is required to pay down Newcastle’s debt (assets held in our CDOs, MH loans and Agency securities). Furthermore, net cash provided by operating activities, a primary element of CAD, includes timing differences based on changes in accruals. CAD does not represent cash generated from operating activities in accordance with GAAP and should not be considered an alternative to net income as an indicator of our operating performance or as an alternative to cash flow as a measure of our liquidity and is not necessarily indicative of cash available to fund cash needs. Our calculation of CAD may be different from the calculation used by other companies and therefore comparability may be limited.

Set forth below is a reconciliation of CAD to the most directly comparable GAAP liquidity measure (in thousands).

	Six Months Ended June 30,
	2012	2011
Net cash provided by (used in) operating activities	$39,335	$26,374
Add (Deduct):
Principal repayments from repurchased CDO debt	12,567	48,881
Principal repayments from CDO securities	527	8,865
Principal repayments from non-Agency RMBS	4,173	70
Return of capital included above (1)	(12,818)	(40,349)
Preferred dividends (2)	(2,790)	(2,790)
Cash available for distribution	$40,994	$41,051

Other data from the consolidated statements of cash flows:

	Six Months Ended June 30,
	2012	2011
Net cash provided by (used in) investing activities	$(374,779)	$(83,271)
Net cash provided by (used in) financing activities	$280,735	$124,411
Net increase (decrease) in cash and cash equivalents	$(54,709)	$67,314

(1)	Represents the portion of principal repayments from repurchased CDO debt, CDO securities and non-Agency RMBS computed based on the ratio of Newcastle’s purchase price of such debt or securities to the aggregate principal payments expected to be received from such debt or securities.
(2)	Represents preferred dividends to be paid on an accrual basis.

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

As of June 30, 2012, a 100 basis point increase in short term interest rates would increase our earnings by approximately $2.0 million per annum, based on the current net floating rate exposure from our investments, financings and interest rate derivatives.

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

As of June 30, 2012, a 100 basis point change in short term interest rates would impact our net book value by approximately $22.1 million, based on the current net floating rate exposure from our investments and interest rate derivatives.

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

As of June 30, 2012, a 25 basis point movement in credit spreads would impact our net book value by approximately $22.8 million, assuming a static portfolio of current investments and financings, but would not directly affect our earnings or cash flow.

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

Our chairman serves as an officer of our manager. Our management agreement with our manager was not negotiated at arm's-length, and its terms, including fees payable, may not be as favorable to us as if it had been negotiated with an unaffiliated third party.

There are conflicts of interest inherent in our relationship with our manager insofar as our manager and its affiliates — including investment funds, private investment funds, or businesses managed by our manager — invest in real estate securities, real estate related loans, Excess MSRs and operating real estate, including senior living facilities, and whose investment objectives overlap with our investment objectives. Certain investments appropriate for us may also be appropriate for one or more of these other investment vehicles. Members of our board of directors and employees of our manager who are our officers may serve as officers and/or directors of these other entities. In addition, our manager or its affiliates may have investments in and/or earn fees from such other investment vehicles that are higher than their economic interests in us and which may therefore create an incentive to allocate investments to such other investment vehicles. Our manager or its affiliates may determine, in their discretion, to make a particular investment through another investment vehicle rather than through us and have no obligation to offer to us the opportunity to participate in any particular investment opportunity. Accordingly, it is possible that we may not be given the opportunity to participate at all in certain investments made by our affiliates that meet our investment objectives.

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

The ability of our manager and its officers and employees to engage in other business activities, subject to the terms of our management agreement with our manager, may reduce the amount of time our manager, its officers or other employees spend managing us. In addition, we may engage (subject to our investment guidelines) in material transactions with our manager or another entity managed by our manager or one of its affiliates, including certain financing arrangements and co-investments, investments in Excess MSRs and senior living facilities, that present an actual, potential or perceived conflict of interest. We recently entered into agreements with an affiliate of our manager to manage the senior living facilities that we own. It is possible that actual, potential or perceived conflicts could give rise to investor dissatisfaction, litigation or regulatory enforcement actions. Appropriately dealing with conflicts of interest is complex and difficult, and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with one or more potential, actual or perceived conflicts of interest. Regulatory scrutiny of, or litigation in connection with, conflicts of interest could have a material adverse effect on our reputation, which could materially adversely affect our business in a number of ways, including causing an inability to raise additional funds, a reluctance of counterparties to do business with us, a decrease in the prices of our common and preferred securities and a resulting increased risk of litigation and regulatory enforcement actions.

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

It would be difficult and costly for us to terminate our management agreement with our manager. The management agreement may only be terminated annually upon the affirmative vote of at least two-thirds of our independent directors, or by a vote of the holders of a majority of the outstanding shares of our common stock, based upon (1) unsatisfactory performance by our manager that is materially detrimental to us or (2) a determination that the management fee payable to our manager is not fair, subject to our manager's right to prevent such a termination by accepting a mutually acceptable reduction of fees. Our manager will be provided 60 days' prior notice of any termination and will be paid a termination fee equal to the amount of the management fee earned by the manager during the twelve-month period preceding such termination. In addition, following any termination of the management agreement, the manager may require us to purchase its right to receive incentive compensation at a price determined as if our assets were sold for their fair market value (as determined by an appraisal, taking into account, among other things, the expected future value of the underlying investments) or otherwise we may continue to pay the incentive compensation to our manager. These provisions may increase the effective cost to us of terminating the management agreement, thereby adversely affecting our ability to terminate our manager without cause.

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

Consistent with our broad investment guidelines and our investment objectives, we have acquired and are actively exploring additional opportunities to acquire Excess MSRs and additional classes of operating real estate, including senior living facilities. See “—We invest in Excess MSRs, and such investments could have a negative impact on our financial results,” and “—We invest in senior living facilities, which are subject to various risks that could have a negative impact on our financial results.”

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

We had approximately $67.8 million of assets in our consolidated CDOs as of June 2012 or July 2012, as appropriate, that are under negative watch for possible downgrade by at least one of the rating agencies.  One or more of the rating agencies could downgrade some or all of these assets at any time, and any such downgrade could negatively affect – and possibly materially affect – our future cash flows. As of the June 2012 remittance date for CDO IV and as of the July 2012 remittance date for CDO VI, these CDOs were not in compliance with their applicable over collateralization tests and, consequently, we are not receiving residual cash flows from these CDOs. However, we continue to receive senior management fees and cash flow distributions from senior classes of bonds we own. Based upon our current calculations, we expect these CDOs to remain out of compliance for the foreseeable future. Moreover, given current market conditions, it is possible that all of our CDOs could be out of compliance with their over collateralization tests as of one or more measurement dates within the next twelve months.

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

In addition, we can be removed as manager of a CDO if certain events occur, including the failure to satisfy specific over collateralization and interest coverage tests, failure to satisfy certain “key man” requirements or an event of default occurring for the failure to pay interest on the related senior classes of securities of the CDO. If we are removed as collateral manager, we would no longer receive management fees from — and no longer be able to manage the assets of — the applicable CDO, which could negatively affect our cash flows, business, results of operations and financial condition. On June 17, 2011, CDO V failed additional over collateralization tests. The consequences of failing these tests are that an event of default has occurred, and we may be removed as the collateral manager under the documentation governing CDO V. So long as the event of default continues, we will not be permitted to purchase or sell any collateral in CDO V. If we are removed as the collateral manager of CDO V, we would no longer receive the senior management fees from such CDO. As of August 7, 2012, we have not been removed as collateral manager. Based upon our current calculations, we estimate that if we are removed as the collateral manager of CDO V, the loss of senior management fees would not have a material negative impact on our cash flows, business, results of operations or financial condition. Given current market conditions, it is possible that events of default may occur in other CDOs, and we could be removed as the collateral manager of those CDOs if certain events of default occur.  Moreover, our cash flows, business, results of operations and/or financial condition could be materially and negatively impacted if certain events of default occur.

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

Our counterparties are not required to roll our repurchase agreements upon the expiration of their stated terms, which subjects us to a number of risks. As we have experienced recently and may experience in the future, counterparties electing to roll our repurchase agreements may charge higher spread and impose more onerous terms upon us, including the requirement that we post additional margin as collateral. More significantly, if a repurchase agreement counterparty elects not to extend our financing, we would be required to pay the counterparty the full repurchase price on the maturity date and find an alternate source of financing. Alternate sources of financing may be more expensive, contain more onerous terms or simply may not be available. If we were unable to pay the repurchase price for any security financed with a repurchase agreement, the counterparty has the right to sell the underlying security being held as collateral and require us to compensate for any shortfall between the value of our obligation to the counterparty and the amount for which the collateral was sold (which may be a significantly discounted price). As of June 30, 2012, we had $323.5 million outstanding under repurchase agreement financings. Moreover, all of our repurchase agreement obligations are with two counterparties. If any of our counterparties elected not to roll these repurchase agreements, we may not be able to find a replacement counterparty in a timely manner.

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

Furthermore, with respect to our investments in Excess MSRs, we are subject to counterparty concentration risk as a result of our investments with Nationstar.  To the extent that it (or any other mortgage servicer with which we enter into a transaction) is terminated as the mortgage servicer of the underlying mortgage loan pool, or files for bankruptcy, our ability to receive excess mortgage servicing amount or eventually recover our investment would be severely impacted.  See “—We will be dependent on mortgage servicers to service the mortgage loans underlying the Excess MSRs that we acquire.”

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

As non-recourse long-term financing structures become available to us and are utilized, such structures expose us to risks which could result in losses to us.

We may use securitization and other non-recourse long-term financing for our investments to the extent available. In such structures, our lenders typically would have only a claim against the assets included in the securitizations rather than a general claim against us as an entity. Prior to any such financing, we would seek to finance our investments with relatively short-term facilities until a sufficient portfolio is accumulated. As a result, we would be subject to the risk that we would not be able to acquire, during the period that any short-term facilities are available, sufficient eligible assets or securities to maximize the efficiency of a securitization. We also bear the risk that we would not be able to obtain new short-term facilities or would not be able to renew any short-term facilities after they expire should we need more time to seek and acquire sufficient eligible assets or securities for a securitization. In addition, conditions in the capital markets may make the issuance of any such securitization less attractive to us even when we do have sufficient eligible assets or securities. While we would intend to retain the unrated equity component of securitizations and, therefore, still have exposure to any investments included in such securitizations, our inability to enter into such securitizations may increase our overall exposure to risks associated with direct ownership of such investments, including the risk of default. Our inability to refinance any short-term facilities would also increase our risk because borrowings thereunder would likely be recourse to us as an entity. If we are unable to obtain and renew short-term facilities or to consummate securitizations to finance our investments on a long-term basis, we may be required to seek other forms of potentially less attractive financing or to liquidate assets at an inopportune time or price.

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

Subject to maintaining our qualification as a REIT and our exemption from the Investment Company Act of 1940, as amended (the “Investment Company Act”), we have purchased and may continue to purchase Excess MSRs with Nationstar, which is a leading residential mortgage servicer and is majority-owned by funds managed by our manager. We may also purchase Excess MSRs directly from Nationstar or enter into similar transaction with other bank or non-bank servicers.

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

Our investments in Excess MSRs are dependent on the mortgage servicer to perform the servicing obligations. As a result, we could be materially and adversely affected if the servicer is terminated. The duties and obligations of mortgage servicers are defined through contractual agreements, generally referred to as Servicing Guides in the case of GSEs, or Pooling and Servicing Agreements in the case of private-label securities (collectively, the "Servicing Guidelines"). Such Servicing Guidelines generally provide for the possibility for termination of the contractual rights of the servicer in the absolute discretion of the owner of the mortgages being serviced. In the event of such termination by a mortgage owner with respect to a particular servicer, the related Excess MSRs could potentially lose all value on a going forward basis. Moreover, the termination by a mortgage owner of a servicer could take effect across all mortgages of such mortgage owner. Therefore, to the extent we make multiple investments relating to mortgages owned by the same owner and serviced by the same servicer, all such investments, including our investments with Nationstar, could lose all their value in the event of the termination of the servicer by the mortgage owner.

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

Favorable ratings from third-party rating agencies such as Standard & Poor's, Moody's and Fitch are important to the conduct of a mortgage servicer's loan servicing business and a downgrade in a mortgage servicer's ratings could have an adverse effect on us and the value of our Excess MSRs. Downgrades in a mortgage servicer's servicer ratings could adversely affect their ability to finance servicing advances and maintain their status as an approved servicer by Fannie Mae and Freddie Mac. Downgrades in servicer ratings could also lead to the early termination of existing advance facilities and affect the terms and availability of match funded advance facilities that a mortgage servicer may seek in the future. A mortgage service's failure to maintain favorable or specified ratings may cause their termination as a servicer and may impair their ability to consummate future servicing transactions, which could have an adverse effect on our operations since we will rely heavily on mortgage servicers to achieve our investment objective with respect to Excess MSRs.

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

In addition, Excess MSRs are highly illiquid and subject to numerous restrictions on transfers. For example, the Servicing Guidelines of a mortgage owner generally require that holders of Excess MSRs obtain the mortgage owner's prior approval of any change of direct ownership of such Excess MSRs. Such approval may be withheld for any reason or no reason in the discretion of the mortgage owner. Additionally, investments in Excess MSRs are a new type of transaction, and there have been extremely few investment products that pursue a similar investment strategy. Accordingly, the risks associated with the transaction and structure are not fully known to buyers or sellers. As a result of the foregoing, there is some risk that we will be unable to locate a buyer at the time we wish to sell an Excess MSR. Additionally, there is some risk that we will be required to dispose of Excess MSRs through an in-kind distribution or other liquidation vehicle, which will, in either case, provide little or no economic benefit to us. Therefore, we cannot provide any assurance that we will obtain any return or any benefit of any kind from any disposition of Excess MSRs.

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

In addition, GSEs may require that we subject ourselves to costly or burdensome conditions as a prerequisite for their consent to our purchase of Excess MSRs. GSE conditions may diminish or eliminate the investment potential of certain Excess MSRs by making such purchases too expensive for us or by severely limiting the potential returns available from Excess MSRs. Moreover, we have not received and do not expect to receive any assurances from any GSEs that their conditions for the sale by us of any Excess MSRs will not change. Therefore the potential costs associated with receiving such GSEs' consent for any such dispositions by us cannot be determined with any certainty.

Our purchase of Excess MSRs may involve complex or novel structures.

Our purchase of Excess MSRs may involve complex or novel structures. It is possible that a GSE’s views on whether any such acquisition structure is appropriate or acceptable may not be known to us when we make an investment and may change from time to time for any reason or for no reason, even after we have purchased the subject Excess MSRs. A GSE’s evolving posture toward an acquisition or disposition structure through which we invest in or dispose of Excess MSRs may cause such GSE to impose new conditions on our existing investments in Excess MSRs, including the owner’s ability to hold such Excess MSRs directly or indirectly through a grantor trust or other means. Such new conditions may be costly or burdensome and may diminish or eliminate the investment potential of the Excess MSRs that are already owned by us.

Interest rate fluctuations and shifts in the yield curve may cause losses.

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

We invest in RMBS collateralized by subprime mortgage loans, which are subject to increased risks.

We invest in RMBS backed by collateral pools of subprime residential mortgage loans. ‘‘Subprime’’ mortgage loans refer to mortgage loans that have been originated using underwriting standards that are less restrictive than the underwriting requirements used as standards for other first and junior lien mortgage loan purchase programs, such as the programs of Fannie Mae and Freddie Mac. These lower standards include mortgage loans made to borrowers having imperfect or impaired credit histories (including outstanding judgments or prior bankruptcies), mortgage loans where the amount of the loan at origination is 80% or more of the value of the mortgage property, mortgage loans made to borrowers with low credit scores, mortgage loans made to borrowers who have other debt that represents a large portion of their income and mortgage loans made to borrowers whose income is not required to be disclosed or verified. Due to economic conditions, including increased interest rates and lower home prices, as well as aggressive lending practices, subprime mortgage loans have in recent periods experienced increased rates of delinquency, foreclosure, bankruptcy and loss, and they are likely to continue to experience delinquency, foreclosure, bankruptcy and loss rates that are higher, and that may be substantially higher, than those experienced by mortgage loans underwritten in a more traditional manner. Thus, because of the higher delinquency rates and losses associated with subprime mortgage loans, the performance of RMBS backed by subprime mortgage loans in which we may invest could be correspondingly adversely affected, which could adversely impact our results of operations, financial condition and business.

The value of our RMBS may be adversely affected by deficiencies in servicing and foreclosure practices, as well as related delays in the foreclosure process.

Allegations of deficiencies in servicing and foreclosure practices among several large sellers and servicers of residential mortgage loans that surfaced in 2010 raised various concerns relating to such practices, including the improper execution of the documents used in foreclosure proceedings (so-called “robo signing”), inadequate documentation of transfers and registrations of mortgages and assignments of loans, improper modifications of loans, violations of representations and warranties at the date of securitization and failure to enforce put-backs.

As a result of alleged deficiencies in foreclosure practices, a number of servicers temporarily suspended foreclosure proceedings beginning in the second half of 2010 while they evaluated their foreclosure practices. In late 2010, a group of state attorneys general and state bank and mortgage regulators representing nearly all 50 states and the District of Columbia, along with the U.S. Justice Department and the Department of Housing and Urban Development, began an investigation into foreclosure practices of banks and servicers. The investigations and lawsuits by several state attorneys general lead to a proposed settlement agreement in early February 2012 with five of the nation’s largest banks, pursuant to which the banks agreed to pay more than $25 billion to settle claims relating to improper foreclosure practices. The proposed settlement does not prohibit the states, the federal government, individuals or investors in RMBS from pursuing additional actions against the banks and servicers in the future.

The integrity of the servicing and foreclosure processes are critical to the value of the mortgage loan portfolios underlying our RMBS, and our financial results could be adversely affected by deficiencies in the conduct of those processes. For example, delays in the foreclosure process that have resulted from investigations into improper servicing practices may adversely affect the values of, and our losses on, our non-Agency RMBS. Foreclosure delays may also increase the administrative expenses of the securitization trusts for the non-Agency RMBS, thereby reducing the amount of funds available for distribution to investors. In addition, the subordinate classes of securities issued by the securitization trusts may continue to receive interest payments while the defaulted loans remain in the trusts, rather than absorbing the default losses. This may reduce the amount of credit support available for the senior classes we own, thus possibly adversely affecting these securities. Additionally, a substantial portion of the proposed $25 billion settlement is intended to be a “credit” to the banks and servicers for principal write-downs or reductions they may make to certain mortgages underlying RMBS. There remains considerable uncertainty as to how these principal reductions will work and what effect they will have on the value of related RMBS; as a result, there can be no assurance that any such principal reductions will not adversely affect the value of certain of our RMBS.

While we believe that the sellers and servicers would be in violation of their servicing contracts to the extent that they have improperly serviced mortgage loans or improperly executed documents in foreclosure or bankruptcy proceedings, or do not comply with the terms of servicing contracts when deciding whether to apply principal reductions, it may be difficult, expensive, and time consuming for us to enforce our contractual rights. We continue to monitor and review the issues raised by the alleged improper foreclosure practices. While we cannot predict exactly how the servicing and foreclosure matters or the resulting litigation or settlement agreements will affect our business, there can be no assurance that these matters will not have an adverse impact on our results of operations and financial condition.

We invest in senior living facilities, which are subject to various risks that could have a negative impact on our financial results.

Subject to maintaining our qualification as a REIT, we invest in senior living facilities and may continue to purchase senior living facilities. In connection with any such investment, we engage an affiliate of our manager to manage the operations of these facilities, for which we would pay a management fee. The income from any senior living facilities would be dependent on the ability of the managers of such facilities to successfully manage these properties. The managers would compete with other companies on a number of different levels, including: the quality of care provided, reputation, the physical appearance of a facility, price and range of services offered, alternatives for healthcare delivery, the supply of competing properties, physicians, staff, referral sources, location, the size and demographics of the population in surrounding areas, and the financial condition of tenants and managers. A manager’s inability to successfully compete with other companies on one or more of the foregoing levels could adversely affect the senior living facility and materially reduce the income we would receive from an investment in such facility.

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

Our ability to acquire senior living facilities will be subject to the applicable REIT qualification tests, and we may have to hold these interests through taxable REIT subsidiaries, which may negatively impact our returns from these assets.

Our investments in real estate securities and loans are subject to changes in credit spreads, which could adversely affect our ability to realize gains on the sale of such investments.

Real estate securities and loans are subject to changes in credit spreads. Credit spreads measure the yield demanded on securities and loans by the market based on their credit relative to a specific benchmark.

Fixed rate securities and loans are valued based on a market credit spread over the rate payable on fixed rate U.S. Treasuries of like maturity. Floating rate securities and loans are valued based on a market credit spread over LIBOR and are affected similarly by changes in LIBOR spreads. Excessive supply of these securities combined with reduced demand will generally cause the market to require a higher yield on these securities and loans, resulting in the use of a higher, or "wider," spread over the benchmark rate to value such securities. Under such conditions, the value of our real estate securities and loan portfolios would tend to decline. Conversely, if the spread used to value such securities were to decrease, or "tighten," the value of our real estate securities portfolio would tend to increase. Such changes in the market value of our real estate securities and loan portfolios may affect our net equity, net income or cash flow directly through their impact on unrealized gains or losses on available-for-sale securities, and therefore our ability to realize gains on such securities, or indirectly through their impact on our ability to borrow and access capital. During 2008 through the first quarter of 2009, credit spreads widened substantially. This widening of credit spreads caused the net unrealized gains on our securities, loans and derivatives, recorded in accumulated other comprehensive income or retained earnings, and therefore our book value per share, to decrease and resulted in net losses.

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

Our operating costs may be affected by our obligation to pay for the cost of complying with existing environmental laws, ordinances and regulations, as well as the cost of complying with future legislation with respect to the assets, or loans secured by assets, with environmental problems that materially impair the value of the assets. Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under, or in such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. In addition, the presence of hazardous or toxic substances, or the failure to remediate properly, may adversely affect the owner's ability to borrow using such real property as collateral. Certain environmental laws and common law principles could be used to impose liability for releases of hazardous materials, including asbestos-containing materials, into the environment, and third parties may seek recovery from owners or operators of real properties for personal injury associated with exposure to released asbestos-containing materials or other hazardous materials. Environmental laws may also impose restrictions on the manner in which a property may be used or transferred or in which businesses it may be operated, and these restrictions may require expenditures. In connection with the direct or indirect ownership and operation of properties, we may be potentially liable for any such costs. The cost of defending against claims of liability or remediating contaminated property and the cost of complying with environmental laws could adversely affect our results of operations and financial condition.

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

Rapid changes in the values of assets that we hold may make it more difficult for us to maintain our qualification as a REIT or our exemption from the 1940 Act.

If the market value or income potential of qualifying assets for purposes of our qualification as a REIT or our exemption from registration as an investment company under the 1940 Act declines as a result of increased interest rates, changes in prepayment rates or other factors, we may need to increase our investments in qualifying assets and/or liquidate our non-qualifying assets to maintain our REIT qualification or our exemption from registration under the 1940 Act. If the decline in market values or income occurs quickly, this may be especially difficult to accomplish. This difficulty may be exacerbated by the illiquid nature of any non-qualifying assets we may own. We may have to make investment decisions that we otherwise would not make absent the intent to maintain our qualification as a REIT and exemption from registration under the 1940 Act.

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

In addition, we may acquire debt investments that are subsequently modified by agreement with the borrower. If the amendments to the outstanding debt are "significant modifications" under the applicable Treasury regulations, the modified debt may be considered to have been reissued to us in a debt-for-debt exchange with the borrower. In that event, we may be required to recognize taxable gain to the extent the principal amount of the modified debt exceeds our adjusted tax basis in the unmodified debt, even if the value of the debt or the payment expectations have not changed. Following such a taxable modification, we would hold the modified loan with a cost basis equal to its principal amount for federal tax purposes.

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

We may experience issues regarding the characterization of income for tax purposes. For example, we may recognize significant ordinary income, which we would not be able to offset with capital losses, which would, in turn, increase the amount of income we would be required to distribute to shareholders in order to maintain our REIT status. We expect that this disconnect will occur in the case of one or more of our non-recourse financing structures, including off balance sheet structures such as our subprime securitizations and non-consolidated CDOs, where we incur capital losses on the related assets, and ordinary income from the cancellation of the related non-recourse financing if the ultimate proceeds from the assets are insufficient to repay such debt. Through June 30, 2012, no such cancellation of CDO debt had been effected as a result of losses incurred. However, we expect that such cancellation of indebtedness within our CDOs, consolidated or non-consolidated, may occur in the future. In the case of our subprime securitizations, $55.9 million of such cancellations had been effected through June 30, 2012, and we expect such cancellations will continue as losses are realized. This disconnect could also occur, and has occurred, as a result of the repurchase of our outstanding debt at a discount as the gain recorded upon the cancellation of indebtedness is characterized as ordinary income for tax purposes. We have repurchased our debt at a discount in the past, and we intend to attempt to do so in the future. During 2009 and 2010, we repurchased $787.8 million face amount of our outstanding CDO debt and junior subordinated notes at a discount, and recorded $521.1 million of gain. In compliance with tax laws, we had the ability to defer the ordinary income recorded as a result of this cancellation of indebtedness to future years and have deferred or intend to defer all or a portion of such gain for 2009 and 2010. While such deferral may postpone the effect of the disconnect on the ability to offset taxable income and losses, it does not eliminate it. Furthermore, cancellation of indebtedness income recognized on or after January 1, 2011 cannot be deferred and must generally be recognized as ordinary income in the year of such cancellation. During the year ended December 31, 2011 and the period ended June 30, 2012, we repurchased $193.2 million and $30.1 million face amount of our outstanding CDO debt and notes payable at a discount and recorded $82.2 million and $20.8 million of gain for tax purposes, respectively, (of which only $66.1 million and $20.8 million gain relating to $171.8 million and $30.1 million face amount of debt repurchased, respectively, was recognized for GAAP purposes). The elimination of the ability to defer the recognition of cancellation of indebtedness income introduces additional tax implications that may significantly reduce the economic benefit of repurchasing our outstanding CDO debt.

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

Sales of our common stock or other securities in the public or private market, or the perception that these sales may occur, could cause the market price of our common stock to decline.  This could also impair our ability to raise additional capital through the sale of our equity securities.  Under our certificate of incorporation, we are authorized to issue up to 500,000,000 shares of common stock, of which 147,187,757 shares of common stock were outstanding as of June 30, 2012.  We cannot predict the size of future issuances of our common stock or other securities or the effect, if any, that future sales and issuances would have on the market price of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

3.1	Articles of Amendment and Restatement (incorporated by reference to the Registrant's Registration Statement on Form S-11 (File No. 333-90578), Exhibit 3.1).

3.2	Articles Supplementary Relating to the Series B Preferred Stock (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003, Exhibit 3.3).

3.3	Articles Supplementary Relating to the Series C Preferred Stock (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 3.3, filed on October 25, 2005).

3.4	Articles Supplementary Relating to the Series D Preferred Stock (incorporated by reference to the Registrant’s Report on Form 8-A, Exhibit 3.1, filed on March 14, 2007).

3.5	Amended and Restated By-laws (incorporated by reference to the Registrant's Registration Statement on Form 8-K, Exhibit 3.1, filed on May 5, 2006).

4.1	Rights Agreement between the Registrant and American Stock Transfer and Trust Company, as Rights Agent, dated October 16, 2002 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2002, Exhibit 4.1).

4.2	Junior Subordinated Indenture between Newcastle Investment Corp. and The Bank of New York Mellon Trust Company, National Association, dated April 30, 2009 (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 4.1, filed on May 4, 2009).

4.3	Pledge and Security Agreement between Newcastle Investment Corp. and The Bank of New York Mellon Trust Company, National Association, as trustee, dated April 30, 2009 (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 4.2, filed on May 4, 2009).

4.4	Pledge, Security Agreement and Account Control Agreement among Newcastle Investment Corp., NIC TP LLC, as pledgor, and The Bank of New York Mellon Trust Company, National Association, as bank and trustee, dated April 30, 2009 (incorporated by reference to the Registrant’s Report on Form 8- K, Exhibit 4.3, filed on May 4, 2009).

10.1	Amended and Restated Management and Advisory Agreement by and among the Registrant and Fortress Investment Group LLC, dated June 23, 2003 (incorporated by reference to the Registrant’s Registration Statement on Form S-11 (File No. 333-106135), Exhibit 10.1).

10.2	Newcastle Investment Corp. Nonqualified Stock Option and Incentive Award Plan Amended and Restated Effective as of February 11, 2004 (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, Exhibit 10.2).

10.3	Exchange Agreement between Newcastle Investment Corp. and Taberna Preferred Funding IV, Ltd., Taberna Preferred Funding V, Ltd., Taberna Preferred Funding VI, Ltd. and Taberna Preferred Funding VII, Ltd., dated April 30, 2009 (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.1, filed on May 4, 2009).

10.4	Exchange Agreement, dated as of January 29, 2010, by and among Newcastle Investment Corp., Taberna Capital Management, LLC, Taberna Preferred Funding IV, Ltd., Taberna Preferred Funding V, Ltd., Taberna Preferred Funding VI, Ltd. and Taberna Preferred Funding VII, Ltd. (incorporated by reference to the Registrant’s Report on Form 8-K, Exchibt 10.1, filed on February 2, 2010).

10.5	Excess Servicing Spread Sale and Assignment Agreement between NIC MSR I LLC, a wholly owned subsidiary of Newcastle Investment Corp., and Nationstar Mortgage LLC, dated December 8, 2011. (incorporated by reference to the Registrant’s Report on Form 10-K, Exhibit 10.5, filed on March 15, 2012).

10.6	Excess Spread Refinanced Loan Replacement Agreement between NIC MSR I LLC, a wholly owned subsidiary of Newcastle Investment Corp., and Nationstar Mortgage LLC, dated December 8, 2011. (incorporated by reference to the Registrant’s Report on Form 10-K, Exhibit 10.6, filed on March 15, 2012).

10.7	Amended and Restated Current Excess Servicing Spread Acquisition Agreement for FNMA Mortgage Loans, dated as of June 7, 2012, between Nationstar Mortgage LLC and NIC MSR II LLC (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.1, filed on June 7, 2012).

10.8	Amended and Restated Future Spread Agreement for FNMA Mortgage Loans, dated June 7, 2012, between Nationstar Mortgage LLC and NIC MSR II LLC (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.2, filed on June 7, 2012).

10.9	Amended and Restated Current Excess Servicing Spread Acquisition Agreement for FHLMC Mortgage Loans, dated as of June 7, 2012, between Nationstar Mortgage LLC and NIC MSR II LLC (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.3, filed on June 7, 2012).

10.10	Amended and Restated Future Spread Agreement for FHLMC Mortgage Loans, dated June 7, 2012, between Nationstar Mortgage LLC and NIC MSR II LLC (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.4, filed on June 7, 2012).

10.11	Amended and Restated Current Excess Servicing Spread Acquisition Agreement for Non-Agency Mortgage Loans, dated as of June 7, 2012, between Nationstar Mortgage LLC and NIC MSR II LLC (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.5, filed on June 7, 2012).

10.12	Amended and Restated Future Spread Agreement for Non-Agency Mortgage Loans, dated June 7, 2012, between Nationstar Mortgage LLC and NIC MSR II LLC (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.6, filed on June 7, 2012).

10.13	Current Excess Servicing Spread Acquisition Agreement for FHLMC Mortgage Loans, dated as of May 31, 2012, between Nationstar Mortgage LLC and NIC MSR III LLC (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.1, filed on June 6, 2012).

10.14	Future Spread Agreement for FHLMC Mortgage Loans , dated May 31, 2012, between Nationstar Mortgage LLC and NIC MSR III LLC (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.2, filed on June 6, 2012).

10.15	Master Designation Agreement, dated as of July 17, 2012, among B Healthcare Properties LLC and the designees listed on the signature pages attached thereto (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.1, filed on July 23, 2012).

10.16	Amended and Restated Purchase Agreement, dated as of February 27, 2012, by and among the Purchasers named therein, the Sellers named therein, the Former Sellers named therein and Walter C. Bowen (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.2, filed on July 23, 2012).

10.17	Amendment No. 1 to the Amended and Restated Purchase Agreement, dated as of March 30, 2012, among the Purchasers named therein, the Sellers named therein, BDC/West Covina II, LLC and Walter C. Bowen (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.3, filed on July 23, 2012).

10.18	Amendment No. 2 to the Amended and Restated Purchase Agreement, dated as of April 11, 2012, among the Purchasers named therein, the Sellers named therein and Walter C. Bowen (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.4, filed on July 23, 2012).

10.19	Amendment No. 3 to the Amended and Restated Purchase Agreement, dated as of April 27, 2012, among the Purchasers named therein, the Sellers named therein and Walter C. Bowen (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.5, filed on July 23, 2012).

10.20	Amendment No. 4 to the Amended and Restated Purchase Agreement, dated as of June 14, 2012, among the Purchasers named therein, the Sellers named therein and Walter C. Bowen (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.6, filed on July 23, 2012).

10.21	Amendment No. 5 to the Amended and Restated Purchase Agreement, dated as of July 16, 2012, among the Purchasers named therein, the Sellers named therein and Walter C. Bowen (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.7, filed on July 23, 2012).

10.22	Master Credit Facility Agreement, dated as of July 18, 2012, by and among the Borrowers named therein, Propco LLC, TRS LLC and Oak Grove Commercial Mortgage, LLC (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.8, filed on July 23, 2012).

10.23	Assignment of Master Credit Facility Agreement and Other Loan Documents, dated as of July 18, 2012, from Oak Grove Commercial Mortgage, LLC to Fannie Mae (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.9, filed on July 23, 2012).

10.24	Management Agreement, dated as of July 5, 2012, between Willow Park Management LLC and Willow Park Leasing LLC (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.10, filed on July 23, 2012).

21.1	Subsidiaries of the Registrant (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, Exhibit 21.1)

31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

The following management agreements are being omitted in reliance on Instruction 2 to Item 601 of Regulation S-K, as discussed in Item 1.01 on Form 8-K filed on July 23, 2012:

Management Agreement, dated as of July 5, 2012, between Sun Oak Management LLC and Sun Oak Leasing LLC.

Management Agreement, dated as of July 5, 2012, between Orchard Park Management LLC and Orchard Park Leasing LLC.

Management Agreement, dated as of July 5, 2012, between Desert Flower Management LLC and Desert Flower Leasing LLC.

Management Agreement, dated as of July 5, 2012, between Canyon Creek Property Management LLC and Canyon Creek Leasing LLC.

Management Agreement, dated as of July 5, 2012, between Regent Court Management LLC and Regent Court Leasing LLC.

Management Agreement, dated as of July 5, 2012, between Sunshine Villa Management LLC and Sunshine Villa Leasing LLC.

Management Agreement, dated as of July 5, 2012, between Sheldon Park Management LLC and Sheldon Park Leasing LLC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

NEWCASTLE INVESTMENT CORP.

By:	/s/ Kenneth M. Riis
Kenneth M. Riis
Chief Executive Officer and President

August 9, 2012

By:	/s/ Brian C. Sigman
Brian C. Sigman
Chief Financial Officer and Principal Accounting Officer

August 9, 2012

