Form 10-Q
period 2012-09-30
NEWCASTLE INVESTMENT CORP
filed 2012-10-26
CIK 1175483

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from __________ to _________________________

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

Common stock, $0.01 par value per share: 172,518,733 shares outstanding as of October 26, 2012.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, the operating performance of our investments, the stability of our earnings, and our financing needs. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “endeavor,” “seek,” “anticipate,” “estimate,” “overestimate,” “underestimate,” “believe,” “could,” “project,” “predict,” “continue” or other similar words or expressions. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Our ability to predict results or the actual outcome of future plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	reductions in cash flows received from our investments;
•	our ability to take advantage of opportunities in additional asset classes or types of assets, including, without limitation, senior living facilities, at attractive risk-adjusted prices or at all;
•	our ability to take advantage of investment opportunities in interests in excess mortgage servicing rights (“Excess MSRs”);
•	our ability to deploy capital accretively;
•	the risks that default and recovery rates on our real estate securities and loan portfolios deteriorate compared to our underwriting estimates;
•	changes in prepayment rates on the loans underlying certain of our assets, including, but not limited to, our Excess MSRs;
•	the risk that projected recapture rates on the portfolios underlying our Excess MSRs are not achieved, or that other assumptions underlying our projected returns prove to be incorrect;
•	the relationship between yields on assets which are paid off and yields on assets in which such monies can be reinvested;
•	the relative spreads between the yield on the assets we invest in and the cost of financing;
•	changes in economic conditions generally and the real estate and debt securities markets specifically;
•	adverse changes in the financing markets we access affecting our ability to finance our investments, or in a manner that maintains our historic net spreads;
•	changing risk assessments by lenders that potentially lead to increased margin calls, not extending our repurchase agreements or other financings in accordance with their current terms or entering into new financings with us;
•	changes in interest rates and/or credit spreads, as well as the success of any hedging strategy we may undertake in relation to such changes;
•	the quality and size of the investment pipeline and the rate at which we can invest our cash, including cash inside our collateralized debt obligations (“CDOs”);
•	impairments in the value of the collateral underlying our investments and the relation of any such impairments to our judgments as to whether changes in the market value of our securities, loans or real estate are temporary or not and whether circumstances bearing on the value of such assets warrant changes in carrying values;
•	legislative/regulatory changes, including but not limited to, any modification of the terms of loans;
•	the availability and cost of capital for future investments;
•	competition within the finance and real estate industries; and
•	other risks detailed from time to time below, particularly under the heading “Risk Factors,” and in our other reports filed with or furnished to the Securities and Exchange Commission (the “SEC”).

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

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	September 30, 2012
	(Unaudited)	December 31, 2011
Assets
Non-Recourse VIE Financing Structures
Real estate securities, available-for-sale	$591,929	$1,479,214
Real estate related loans, held-for-sale, net	832,885	807,214
Residential mortgage loans, held-for-investment, net	301,370	331,236
Subprime mortgage loans subject to call option	405,525	404,723
Operating real estate, held-for-sale	7,839	7,741
Other investments	18,883	18,883
Restricted cash	2,829	105,040
Derivative assets	—	1,954
Receivables and other assets	6,432	23,319
	2,167,692	3,179,324
Recourse Financing Structures, Mortgaged Real Estate and Unlevered Assets
Real estate securities, available-for-sale	788,431	252,530
Real estate related loans, held-for-sale, net	9,418	6,366
Residential mortgage loans, held-for-sale, net	2,566	2,687
Investments in excess mortgage servicing rights at fair value	258,347	43,971
Investments in real estate, net of accumulated depreciation	126,798	—
Resident lease intangibles, net of accumulated amortization	14,755	—
Other investments	6,024	6,024
Cash and cash equivalents	229,036	157,356
Derivative assets	224	—
Receivables and other assets	33,571	3,541
	1,469,170	472,475
	$3,636,862	$3,651,799
Liabilities and Stockholders’ Equity
Liabilities
Non-Recourse VIE Financing Structures
CDO bonds payable	$1,155,080	$2,403,605
Other bonds and notes payable	197,583	200,377
Repurchase agreements	5,368	6,546
Financing of subprime mortgage loans subject to call option	405,525	404,723
Derivative liabilities	36,519	119,320
Accrued expenses and other liabilities	8,241	16,112
	1,808,316	3,150,683
Recourse Financing Structures, Mortgages and Other Liabilities
Repurchase agreements	599,959	233,194
Mortgage notes payable	88,400	—
Junior subordinated notes payable	51,245	51,248
Dividends payable	38,877	16,707
Due to affiliates	3,351	1,659
Purchase price payable on investments in excess mortgage servicing rights	3,250	3,250
Accrued expenses and other liabilities	9,278	2,969
	794,360	309,027
	2,602,676	3,459,710
Stockholders’ Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized, 1,347,321 shares of 9.75% Series B Cumulative Redeemable Preferred Stock, 496,000 shares of 8.05% Series C Cumulative Redeemable Preferred Stock, and 620,000 shares of 8.375% Series D Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, issued and outstanding as of September 30, 2012 and December 31, 2011	61,583	61,583
Common stock, $0.01 par value, 500,000,000 shares authorized, 172,487,757 and 105,181,009 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	1,725	1,052
Additional paid-in capital	1,709,905	1,275,792
Accumulated deficit	(788,725)	(1,073,252)
Accumulated other comprehensive income (loss)	49,698	(73,086)
	1,034,186	192,089
	$3,636,862	$3,651,799

See notes to consolidated financial statements
1

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(dollars in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Interest income	$82,850	$72,393	$240,187	$218,739
Interest expense	28,411	32,587	88,038	106,502
Net interest income	54,439	39,806	152,149	112,237

Impairment/(Reversal)
Valuation allowance (reversal) on loans	4,094	17,644	(8,160)	(38,218)
Other-than-temporary impairment on securities	(236)	5,537	16,506	14,433

Portion of other-than-temporary impairment on securities recognized in other comprehensive income (loss), net of the reversal of other comprehensive loss into net income (loss)	1,156	(1,531)	(1,913)	(838)
	5,014	21,650	6,433	(24,623)

Net interest income after impairment/reversal	49,425	18,156	145,716	136,860

Other Revenues
Rental income	6,137	—	6,137	—
Care and ancillary income	1,411	—	1,411	—
Total other revenues	7,548	—	7,548	—

Other Income (Loss)
Gain (loss) on settlement of investments, net	229,239	5,636	232,885	75,334
Gain on extinguishment of debt	2,345	15,917	23,127	60,402
Change in fair value of investments in excess mortgage servicing rights	1,774	—	6,513	—
Other income (loss), net	2,424	(2,751)	1,650	(12,576)
	235,782	18,802	264,175	123,160
Expenses
Loan and security servicing expense	1,054	1,198	3,256	3,458
Property operating expenses	4,742	—	4,742	—
General and administrative expense	4,703	1,399	13,193	4,649
Management fee to affiliate	6,852	4,569	17,459	13,313
Depreciation and amortization	2,370	—	2,370	—
	19,721	7,166	41,020	21,420
Income from continuing operations	273,034	29,792	376,419	238,600
Income (loss) from discontinued operations	187	151	712	151
Net Income	273,221	29,943	377,131	238,751
Preferred dividends	(1,395)	(1,395)	(4,185)	(4,185)
Income Available for Common Stockholders	$271,826	$28,548	$372,946	$234,566

Income Per Share of Common Stock
Basic	$1.65	$0.35	$2.77	$3.16
Diluted	$1.63	$0.35	$2.74	$3.16

Income from continuing operations per share of common stock, after preferred dividends
Basic	$1.65	$0.35	$2.77	$3.16
Diluted	$1.63	$0.35	$2.74	$3.16
Income (loss) from discontinued operations per share of common stock
Basic	$—	$—	$—	$—
Diluted	$—	$—	$—	$—

Weighted Average Number of Shares of Common Stock Outstanding
Basic	164,237,757	80,425,197	134,619,858	74,168,573
Diluted	166,429,120	80,441,593	135,869,332	74,177,027
Dividends Declared per Share of Common Stock	$0.22	$0.15	$0.62	$0.25

See notes to consolidated financial statements

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$273,221	$29,943	$377,131	$238,751
Other comprehensive income (loss):
Net unrealized gain (loss) on securities	55,320	(118,326)	121,609	(16,579)
Reclassification of net realized (gain) loss on securities into earnings	(4,002)	(1,605)	4,411	(59,928)
Net unrealized gain (loss) on derivatives designated as cash flow hedges	4,742	(6,651)	16,974	6,424
Reclassification of net realized (gain) loss on derivatives designated as cash flow hedges into earnings	(321)	670	5,304	12,835
Other comprehensive income (loss)	55,739	(125,912)	148,298	(57,248)
Total comprehensive income	$328,960	$(95,969)	$525,429	$181,503

See notes to consolidated financial statements

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

(dollars in thousands)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accum. Other Comp. Income	Total Stock-holders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss)	Equity
Stockholders’ equity - December 31, 2011	2,463,321	$61,583	105,181,009	$1,052	$1,275,792	$(1,073,252)	$(73,086)	$192,089
Dividends declared	—	—	—	—	—	(92,604)	—	(92,604)

Issuance of common stock	—	—	67,306,748	673	434,113	—	—	434,786

Deconsolidation of CDO X:

Deconsolidation of unrealized gain on securities	—	—	—	—	—	—	(59,881)	(59,881)

Deconsolidation of unrealized loss on derivatives designated as cash flow hedges	—	—	—	—	—	—	34,367	34,367

Net income	—	—	—	—	—	377,131	—	377,131

Other comprehensive income (loss)	—	—	—	—	—	—	148,298	148,298
Stockholders’ equity - September 30, 2012	2,463,321	$61,583	172,487,757	$1,725	$1,709,905	$(788,725)	$49,698	$1,034,186

See notes to consolidated financial statements

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(dollars in thousands)

	Nine Months Ended September 30,
	2012	2011
Cash Flows From Operating Activities
Net income	$377,131	$238,751

Adjustments to reconcile net income to net cash provided by (used in) operating activities (inclusive of amounts related to discontinued operations):
Depreciation and amortization	2,701	225
Accretion of discount and other amortization	(38,923)	(33,214)
Interest income in CDOs redirected for reinvestment or CDO bond paydown	(2,944)	(8,981)
Interest income on investments accrued to principal balance	(16,759)	(14,303)
Interest expense on debt accrued to principal balance	328	619
Payment of deferred interest	(568)	—
Deferred interest received	—	1,027
Non-cash directors’ compensation	220	122
Reversal of valuation allowance on loans	(8,160)	(38,218)
Other-than-temporary impairment on securities	14,593	13,595
Impairment on real estate held-for-sale	—	433
Change in fair value of investments in excess mortgage servicing rights	(6,513)	—
Gain on settlement of investments (net) and real estate held-for-sale	(232,885)	(74,463)
Unrealized loss on non-hedge derivatives and hedge ineffectiveness	501	14,483
Gain on extinguishment of debt	(23,127)	(60,402)

Change in:
Restricted cash	1,741	1,249
Receivables and other assets	1,088	528
Due to affiliates	1,692	113
Accrued expenses and other liabilities	1,618	57
Net cash provided by (used in) operating activities	71,734	41,621

Cash Flows From Investing Activities
Principal repayments from repurchased CDO debt	21,347	57,108
Principal repayments from CDO securities	1,446	9,834
Principal repayments from non-Agency RMBS	12,440	107
Return of investments in excess mortgage servicing rights	13,327	—
Principal repayments from loans and non-CDO securities (excluding non-Agency RMBS)	70,398	65,649
Purchase of real estate securities	(597,769)	(303,101)
Purchase of real estate loans	(9,216)	—
Proceeds from sale of investments	127,000	3,885
Acquisition of investments in excess mortgage servicing rights	(218,642)	—
Acquisition of investments in real estate	(141,576)	—
Additions to investments in real estate	(26)	—
Proceeds from sale of real estate held for sale	—	650
Acquisition of servicing rights	—	(2,268)
Deposit paid on investments	(25,857)	—
Payments on settlement of derivative instruments	—	(14,322)
Net cash provided by (used in) investing activities	(747,128)	(182,458)

See notes to consolidated financial statements

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(dollars in thousands)

	Nine Months Ended September 30,
	2012	2011
Cash Flows From Financing Activities
Repurchases of CDO bonds payable	(35,695)	(91,039)
Issuance of other bonds payable	—	142,736
Repayments of other bonds payable	(33,177)	(194,379)
Borrowings under repurchase agreements	407,878	291,818
Repayments of repurchase agreements	(42,291)	(89,622)
Margin deposits under repurchase agreements	(43,960)	(8,597)
Return of margin deposits under repurchase agreements	43,447	8,597
Borrowings under mortgage notes payable	88,400	—
Issuance of common stock	435,821	211,567
Costs related to issuance of common stock	(840)	(468)
Common stock dividends paid	(66,249)	(7,930)
Preferred stock dividends paid	(4,185)	(6,976)
Payment of deferred financing costs	(1,831)	(1,581)
Purchase of derivative instruments	(244)	—
Restricted cash returned from refinancing activities	—	58,367
Net cash provided by (used in) financing activities	747,074	312,493

Net Increase (Decrease) in Cash and Cash Equivalents	71,680	171,656
Cash and Cash Equivalents, Beginning of Period	157,356	33,524
Cash and Cash Equivalents, End of Period	$229,036	$205,180
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest expense	$59,384	$76,730
Supplemental Schedule of Non-Cash Investing and Financing Activities

Preferred stock dividends declared but not paid	$930	$930
Common stock dividends declared but not paid	$37,947	$15,776
Purchase price payable on investments in excess mortgage servicing rights	$3,250	$—
Re-issuance of other bonds and notes payable to third parties upon deconsolidation of CDO	$29,959	$5,751

See notes to consolidated financial statements

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2012

(dollars in tables in thousands, except share data)

1. GENERAL

Newcastle Investment Corp. (and its subsidiaries, “Newcastle”) is a Maryland corporation that was formed in 2002. Newcastle conducts its business through the following segments: (i) investments financed with non-recourse collateralized debt obligations (“non-recourse CDOs”), (ii) unlevered investments in deconsolidated Newcastle CDO debt (“unlevered CDOs”), (iii) unlevered investments in excess mortgage servicing rights (“unlevered Excess MSRs”), (iv) investments in senior living assets financed with non-recourse debt (“non-recourse senior living”), (v) investments financed with other non-recourse debt (“non-recourse other”), (vi) investments and debt repurchases financed with recourse debt (“recourse”), (vii) other unlevered investments (“unlevered other”) and (viii) corporate. With respect to the non-recourse CDOs and non-recourse other segments, subject to the passing of certain periodic coverage tests, Newcastle is generally entitled to receive the net cash flows from these structures on a periodic basis.

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

Newcastle is party to management agreements (the “Senior Living Management Agreements”) with subsidiaries (the “Senior Living Managers”) of Fortress, under which the Senior Living Managers manage the day-to-day operations of the senior living assets, subject to the supervision of Newcastle’s officers and board of directors. For their services, the Senior Living Managers are entitled to an annual management fee as defined in, and in accordance with the terms of, the Senior Living Management Agreements.

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

In July 2012, Newcastle issued 25,300,000 shares of its common stock in a public offering at a price to the underwriters of $6.63 per share for net proceeds of approximately $167.4 million. Certain officers and directors of Newcastle participated in this offering and purchased an aggregate of 450,000 shares at a price of $6.70 per share. For the purpose of compensating the Manager for its successful efforts in raising capital for Newcastle, in connection with this offering, Newcastle granted options to the Manager to purchase 2,530,000 shares of Newcastle’s common stock at a price of $6.70, which had a fair value of approximately $8.3 million as of the grant date.

Approximately 4.9 million shares of Newcastle’s common stock were held by Fortress, through its affiliates, and its principals at September 30, 2012. In addition, Fortress, through its affiliates, held options to purchase approximately 11.2 million shares of Newcastle’s common stock at September 30, 2012.

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

SEPTEMBER 30, 2012

(dollars in tables in thousands, except share data)

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

2. SEGMENT REPORTING AND VARIABLE INTEREST ENTITIES

Newcastle conducts its business through the following segments: (i) investments financed with non-recourse collateralized debt obligations (“non-recourse CDOs”), (ii) unlevered investments in deconsolidated Newcastle CDO debt (“unlevered CDOs”), (iii) unlevered investments in excess mortgage servicing rights (“unlevered Excess MSRs”), (iv) investments in senior living assets financed with non-recourse debt (“non-recourse senior living”), (v) investments financed with other non-recourse debt (“non-recourse other”), (vi) investments and debt repurchases financed with recourse debt (“recourse”), (vii) other unlevered investments (“unlevered other”) and (viii) corporate. With respect to the non-recourse CDOs and non-recourse other segments, subject to the passing of certain periodic coverage tests, Newcastle is generally entitled to receive the net cash flows from these structures on a periodic basis.

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

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2012

(dollars in tables in thousands, except share data)

Summary financial data on Newcastle’s segments is given below, together with a reconciliation to the same data for Newcastle as a whole:

	Non-Recourse CDOs (A)	Unlevered CDOs (B)	Unlevered Excess MSRs	Non-Recourse Senior Living	Non-Recourse Other (A) (C)	Recourse (D)	Unlevered Other (E)	Corporate	Inter-segment Elimination (F)	Total
Nine Months Ended September 30, 2012
Interest income	$161,490	$339	$16,422	$—	$54,753	$4,981	$7,234	$135	$(5,167)	$240,187
Interest expense	49,334	—	—	692	38,597	1,387	—	2,857	(4,829)	88,038
Net interest income (expense)	112,156	339	16,422	(692)	16,156	3,594	7,234	(2,722)	(338)	152,149

Impairment (reversal)	3,173	—	—	—	3,202	—	58	—	—	6,433
Other revenues	—	—	—	7,548	—	—	—	—	—	7,548
Other income (loss)	256,358	259	6,513	(21)	—	—	1,066	—	—	264,175
Property operating expenses	—	—	—	4,742	—	—	—	—	—	4,742
Depreciation and amortization	—	—	—	2,370	—	—	—	—	—	2,370
Other operating expenses	713	1	2,180	4,848	2,513	—	35	23,618	—	33,908
Income (loss) from continuing operations	364,628	597	20,755	(5,125)	10,441	3,594	8,207	(26,340)	(338)	376,419
Income (loss) from discontinued operations	—	—	—	—	422	—	(48)	—	338	712
Net income (loss)	364,628	597	20,755	(5,125)	10,863	3,594	8,159	(26,340)	—	377,131
Preferred dividends	—	—	—	—	—	—	—	(4,185)	—	(4,185)
Income (loss) applicable to common stockholders	$364,628	$597	$20,755	(5,125)	$10,863	$3,594	$8,159	(30,525)	$—	$372,946

Three Months Ended September 30, 2012
Interest income	$51,050	$109	$9,903	$—	$18,290	$3,213	$2,383	$32	$(2,130)	$82,850
Interest expense	14,694	—	—	692	13,263	826	—	954	(2,018)	28,411
Net interest income (expense)	36,356	109	9,903	(692)	5,027	2,387	2,383	(922)	(112)	54,439

Impairment (reversal)	3,962	—	—	—	499	—	553	—	—	5,014
Other revenues	—	—	—	7,548	—	—	—	—	—	7,548
Other income (loss)	231,825	83	1,774	(21)	—	—	2,121	—	—	235,782
Property operating expenses	—	—	—	4,742	—	—	—	—	—	4,742
Depreciation and amortization	—	—	—	2,370	—	—	—	—	—	2,370
Other operating expenses	230	—	686	1,650	820	—	10	9,213	—	12,609
Income (loss) from continuing operations	263,989	192	10,991	(1,927)	3,708	2,387	3,941	(10,135)	(112)	273,034
Income (loss) from discontinued operations	—	—	—	—	92	—	(17)	—	112	187
Net income (loss)	263,989	192	10,991	(1,927)	3,800	2,387	3,924	(10,135)	—	273,221
Preferred dividends	—	—	—	—	—	—	—	(1,395)	—	(1,395)
Income (loss) applicable to common stockholders	$263,989	$192	$10,991	$(1,927)	$3,800	$2,387	$3,924	$(11,530)	$—	271,826
September 30, 2012

Investments	$1,462,566	$5,471	$258,347	$141,553	$765,047	$667,560	$133,408	$—	$(69,182)	3,364,770
Cash and restricted cash	2,829	—	—	5,980	—	—	—	223,056	—	231,865
Derivative assets	—	—	—	224	—	—	—	—	—	224
Other assets	6,319	8	25,214	4,005	113	2,416	1,904	181	(157)	40,003
Total assets	1,471,714	5,479	283,561	151,762	765,160	669,976	135,312	223,237	(69,339)	3,636,862
Debt	(1,160,448)	—	—	(88,400)	(672,290)	(599,959)	—	(51,245)	69,182	(2,503,160)
Derivative liabilities	(36,519)	—	—	—	—	—	—	—	—	(36,519)
Other liabilities	(5,757)	—	(5,390)	(4,391)	(2,484)	(94)	(67)	(44,971)	157	(62,997)
Total liabilities	(1,202,724)	—	(5,390)	(92,791)	(674,774)	(600,053)	(67)	(96,216)	69,339	(2,602,676)
Preferred stock	—	—	—	—	—	—	—	(61,583)	—	(61,583)
GAAP book value	$268,990	$5,479	$278,171	$58,971	$90,386	$69,923	$135,245	$65,438	$—	972,603

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2012

(dollars in tables in thousands, except share data)

	Non-Recourse CDOs (A)	Unlevered CDOs (B)	Unlevered Excess MSRs	Non-Recourse Senior Living	Non-Recourse Other (A)	Recourse	Unlevered Other	Corporate	Inter-segment Elimination (F)	Total

Nine Months Ended September 30, 2011
Interest income	$164,523	$120	$—	$—	$54,421	$1,626	$1,933	$99	$(3,983)	$218,739
Interest expense	67,173	—	—	—	39,660	455	—	2,859	(3,645)	106,502
Net interest income (expense)	97,350	120	—	—	14,761	1,171	1,933	(2,760)	(338)	112,237
Impairment (reversal)	(27,904)	—	—	—	7,012	—	(3,731)	—	—	(24,623)
Other income (loss)	115,425	3,643	—	—	2,561	—	1,531	—	—	123,160
Expenses	779	—	—	—	2,679	—	4	17,958	—	21,420
Income (loss) from continuing operations	239,900	3,763	—	—	7,631	1,171	7,191	(20,718)	(338)	238,600
Income (loss) from discontinued operations	—	—	—	—	(131)	—	(56)	—	338	151
Net income (loss)	239,900	3,763	—	—	7,500	1,171	7,135	(20,718)	—	238,751
Preferred dividends	—	—	—	—	—	—	—	(4,185)	—	(4,185)
Income (loss) applicable to common stockholders	$239,900	$3,763	$—	$—	$7,500	$1,171	$7,135	$(24,903)	$—	$234,566

Three Months Ended September 30, 2011
Interest income	$53,403	$97	$—	$—	$18,816	$1,029	$941	$36	$(1,929)	$72,393
Interest expense	19,909	—	—	—	13,329	213	—	953	(1,817)	32,587
Net interest income (expense)	33,494	97	—	—	5,487	816	941	(917)	(112)	39,806
Impairment (reversal)	17,550	—	—	—	3,919	—	181	—	—	21,650
Other income (loss)	18,262	116	—	—	—	—	424	—	—	18,802
Expenses	250	—	—	—	933	—	(111)	6,094	—	7,166
Income (loss) from continuing operations	33,956	213	—	—	635	816	1,295	(7,011)	(112)	29,792
Income (loss) from discontinued operations	—	—	—	—	54	—	(15)	—	112	151
Net income (loss)	33,956	213	—	—	689	816	1,280	(7,011)	—	29,943
Preferred dividends	—	—	—	—	—	—	—	(1,395)	—	(1,395)
Income (loss) applicable to common stockholders	$33,956	213	$—	$—	$689	$816	$1,280	$(8,406)	$—	$28,548

(A)	Assets held within CDOs and other non-recourse structures are not available to satisfy obligations outside of such financings, except to the extent Newcastle receives net cash flow distributions from such structures. Furthermore, creditors or beneficial interest holders of these structures have no recourse to the general credit of Newcastle. Therefore, Newcastle’s exposure to the economic losses from such structures is limited to its invested equity in them and economically their book value cannot be less than zero. Therefore, impairment recorded in excess of Newcastle’s investment, which results in negative GAAP book value for a given non-recourse financing structure, cannot economically be incurred and will eventually be reversed through amortization, sales at gains, or as gains at the deconsolidation or termination of such non-recourse financing structure.
(B)	Represents unlevered investments in CDO securities issued by Newcastle. These CDOs have been deconsolidated as Newcastle does not have the power to direct the relevant activities of the CDOs.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2012

(dollars in tables in thousands, except share data)

(C)	The following table summarizes the investments and debt in the other non-recourse segment:

	September 30, 2012
	Investments		Debt
	Outstanding	Carrying	Outstanding	Carrying
	Face Amount	Value	Face Amount*	Value*
Manufactured housing loan portfolio I	$122,453	$102,745	$93,926	$85,145
Manufactured housing loan portfolio II	158,542	155,933	123,797	122,961
Residential mortgage loans	53,384	39,208	11,746	11,746
Subprime mortgage loans subject to call options	406,217	405,525	406,217	405,525
Real estate securities	64,044	53,797	44,959	40,913
Operating real estate	N/A	7,839	6,000	6,000
	$804,640	$765,047	$686,645	$672,290

*	An aggregate face amount of $78.0 million (carrying value of $69.2 million) of debt represents financing provided by the CDO segment (and included as investments in the CDO segment), which is eliminated upon consolidation.
(D)	The $600.0 million of recourse debt is comprised of (i) a $538.5 million repurchase agreement secured by $577.1 million carrying value of FNMA/FHLMC securities, (ii) a $1.8 million repurchase agreement secured by $26.4 million face amount of senior notes issued by Newcastle CDO VI, which was repurchased by Newcastle and is eliminated in consolidation and (iii) a $59.6 million repurchase agreement secured by $90.4 million carrying value of non-agency residential mortgage backed securities (“RMBS”).
(E)	The following table summarizes the investments in the unlevered other segment:

	September 30, 2012
	Outstanding	Carrying	Number of
	Face Amount	Value	Investments
Real estate securities*	$322,922	$115,400	41
Real estate related loans	28,801	9,418	2
Residential mortgage loans	3,735	2,566	133
Other investments	N/A	6,024	1
	$355,458	$133,408	177

*	During the nine months ended September 30, 2012, Newcastle purchased 20 non-agency RMBS with an aggregate face amount of $185.2 million for an aggregate purchase price of approximately $108.3 million, or an average price of 58.5% of par. As of September 30, 2012, these securities had an aggregate face amount of $181.4 million and a carrying value of $109.5 million.

(F)	Represents the elimination of investments and financings and their related income and expenses between the CDO segment and other non-recourse segment as the corresponding inter-segment investments and financings are presented on a gross basis within each of these segments.

Variable Interest Entities (“VIEs”)

The VIEs in which Newcastle has a significant interest include (i) Newcastle’s CDOs, in which Newcastle has been determined to be the primary beneficiary and therefore consolidates them (with the exception of CDO V), since it has the power to direct the activities that most significantly impact the CDOs’ economic performance and would absorb a significant portion of their expected losses and receive a significant portion of their expected residual returns, and (ii) the manufactured housing loan financing structures, which are similar to the CDOs in analysis. Newcastle’s CDOs and manufactured housing loan financings are held in special purpose entities whose debt is treated as non-recourse secured borrowings of Newcastle. Newcastle’s subprime securitizations are also considered VIEs, but Newcastle does not control their activities and no longer receives a significant portion of their returns. These subprime securitizations are not consolidated.

In addition, Newcastle’s investments in CMBS, CDO securities and loans may be deemed to be variable interests in VIEs, depending on their structure. Newcastle is not obligated to provide, nor has it provided, any financial support to these VIEs. Newcastle monitors these investments and, to the extent Newcastle determines that it potentially owns a majority of the currently controlling class, it analyzes them for potential consolidation. As of September 30, 2012, Newcastle has not consolidated these potential VIEs due to the determination that, based on the nature of Newcastle’s investments and the provisions governing these structures, Newcastle does not have the power to direct the activities that most significantly impact their economic performance.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2012

(dollars in tables in thousands, except share data)

On September 12, 2012, Newcastle deconsolidated CDO X subsequent to the completion of the sale of 100% of its interests in CDO X to the sole owner of the senior notes and another third party. The sale and resulting deconsolidation has reduced Newcastle’s gross assets by $1.1 billion, reduced liabilities by $1.2 billion, decreased other comprehensive income by $25.5 million and resulted in a gain on sale of $224.3 million. As of September 30, 2012, Newcastle had no continuing involvement with CDO X.

Newcastle had variable interests in the following unconsolidated VIE at September 30, 2012, in addition to the subprime securitizations which are described in Note 4:

			Carrying Value of Newcastle’s
Entity	Gross Assets (A)	Debt (A) (B)	Investment (C)
Newcastle CDO V	$286,993	$295,558	$5,471

(A)	Face amount.
(B)	Includes $42.7 million face amount of debt owned by Newcastle with a carrying value of $5.5 million at September 30, 2012.
(C)	This amount represents Newcastle’s maximum exposure to loss from this entity, which was the fair value at September 30, 2012, related to $19.2 million face amount of CDO V Class I, III, and IV-FL notes.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2012

(dollars in tables in thousands, except share data)

3. REAL ESTATE SECURITIES

The following is a summary of Newcastle’s real estate securities at September 30, 2012, all of which are classified as available-for-sale and are, therefore, reported at fair value with changes in fair value recorded in other comprehensive income, except for securities that are other-than-temporarily impaired.

		Amortized Cost Basis							Weighted Average
	Outstanding Face	Before	Other-Than- Temporary Impairment	After	Gross Unrealized		Carrying	Number of	Rating			Maturity (Years)	Principal Subordination
Asset Type	Amount	Impairment	(A)	Impairment	Gains	Losses	Value (B)	Securities	(C)	Coupon	Yield	(D)	(E)
CMBS-Conduit	$345,236	$315,954	$(94,271)	$221,683	$44,782	$(13,556)	$252,909	54	BB-	5.56%	11.47%	3.7	10.3%
CMBS- Single Borrower	125,545	123,876	(12,364)	111,512	2,941	(3,454)	110,999	22	BB	4.89%	5.91%	2.9	7.2%
CMBS-Large Loan	13,903	13,541	—	13,541	341	(38)	13,844	2	A-	4.40%	8.60%	0.6	10.7%
REIT Debt	87,700	86,916	—	86,916	6,373	(229)	93,060	11	BBB-	5.55%	5.74%	2.1	N/A
ABS-Subprime (F)	438,269	310,401	(68,708)	241,693	19,104	(358)	260,439	63	CCC-	0.87%	7.82%	4.9	14.2%
ABS-Franchise	10,208	9,754	(7,839)	1,915	—	(339)	1,576	3	CCC-	5.89%	4.13%	4.9	3.0%
FNMA/FHLMC	534,801	572,356	—	572,356	5,043	(267)	577,132	45	AAA	2.80%	1.33%	4.3	N/A
CDO (G)	203,707	82,051	(14,861)	67,190	3,230	(19)	70,401	13	CCC+	3.04%	7.81%	1.8	21.6%
Total / Average (H)	$1,759,369	$1,514,849	$(198,043)	$1,316,806	$81,814	$(18,260)	$1,380,360	213	BB+	3.21%	5.34%	3.8

(A)	Represents the cumulative impairment against amortized cost basis recorded through earnings, net of the effect of the cumulative adjustment as a result of the adoption of new accounting guidance on impairment in 2009.
(B)	See Note 7 regarding the estimation of fair value, which is equal to carrying value for all securities.
(C)	Represents the weighted average of the ratings of all securities in each asset type, expressed as an S&P equivalent rating. For each security rated by multiple rating agencies, the lowest rating is used. Newcastle used an implied AAA rating for the FNMA/FHLMC securities. Ratings provided were determined by third party rating agencies as of a particular date, may not be current and are subject to change at any time.
(D)	The weighted average maturity is based on the timing of expected principal reduction on the assets.
(E)	Percentage of the outstanding face amount of securities and residual interests that is subordinate to Newcastle’s investments.
(F)	Includes (i) the retained bonds with a face amount of $4.0 million and a carrying value of $0.4 million from Securitization Trust 2006 (Note 4) and (ii) 21 non-agency RMBS purchased during the nine months ended September 30, 2012 with an aggregate face amount of $308.9 million and a carrying value of $199.9 million as of September 30, 2012.
(G)	Includes two CDO bonds issued by a third party with a carrying value of $60.9 million, four CDO bonds issued by CDO V (which has been deconsolidated) and held as investments by Newcastle with a carrying value of $5.5 million and seven CDO bonds issued by C-BASS with a carrying value of $4.0 million.
(H)	The total outstanding face amount of fixed rate securities was $0.6 billion, and of floating rate securities was $1.2 billion.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2012

(dollars in tables in thousands, except share data)

Unrealized losses that are considered other-than-temporary are recognized currently in earnings. During the nine months ended September 30, 2012, Newcastle recorded other-than-temporary impairment charges (“OTTI”) of $16.5 million (gross of $1.9 million of other-than-temporary impairment recognized in other comprehensive income) with respect to real estate securities. Based on management’s analysis of these securities, the performance of the underlying loans and changes in market factors, Newcastle noted adverse changes in the expected cash flows on certain of these securities and concluded that they were other-than-temporarily impaired. Any remaining unrealized losses on Newcastle’s securities were primarily the result of changes in market factors, rather than issue-specific credit impairment. Newcastle performed analyses in relation to such securities, using management’s best estimate of their cash flows, which support its belief that the carrying values of such securities were fully recoverable over their expected holding period. The following table summarizes Newcastle’s securities in an unrealized loss position as of September 30, 2012.

		Amortized Cost Basis			Gross Unrealized				Weighted Average
Securities in an Unrealized Loss Position	Outstanding Face Amount	Before Impairment	Other-than- Temporary Impairment	After Impairment	Gains	Losses	Carrying Value	Number of Securities	Rating	Coupon	Yield	Maturity (Years)

Less Than Twelve Months	$183,385	$161,087	$(3,988)	$157,099	$—	$(574)	$156,525	16	BBB-	2.21%	2.69%	4.6
Twelve or More Months	187,554	179,773	(7,883)	171,890	—	(17,686)	154,204	33	BB-	4.82%	6.21%	3.0
Total	$370,939	$340,860	$(11,871)	$328,989	$—	$(18,260)	$310,729	49	BB	3.53%	4.53%	3.8

Newcastle performed an assessment of all of its debt securities that are in an unrealized loss position (unrealized loss position exists when a security’s amortized cost basis, excluding the effect of OTTI, exceeds its fair value) and determined the following:

	September 30, 2012
		Amortized Cost Basis After	Unrealized Losses
	Fair Value	Impairment	Credit (B)	Non-Credit (C)
Securities Newcastle intends to sell	$—	$—	$—	N/A
Securities Newcastle is more likely than not to be required to sell (A)	—	—	—	N/A
Securities Newcastle has no intent to sell and is not more likely than not to be required to sell:
Credit impaired securities	1,433	1,602	(11,735)	(169)
Non credit impaired securities	309,296	327,387	—	(18,091)
Total debt securities in an unrealized loss position	$310,729	$328,989	$(11,735)	$(18,260)

(A)	Newcastle may, at times, be more likely than not to be required to sell certain securities for liquidity purposes. While the amount of the securities to be sold may be an estimate, and the securities to be sold have not yet been identified, Newcastle must make its best estimate, which is subject to significant judgment regarding future events, and may differ materially from actual future sales.

(B)	This amount is required to be recorded as other-than-temporary impairment through earnings. In measuring the portion of credit losses, Newcastle’s management estimates the expected cash flow for each of the securities. This evaluation includes a review of the credit status and the performance of the collateral supporting those securities, including the credit of the issuer, key terms of the securities and the effect of local, industry and broader economic trends. Significant inputs in estimating the cash flows include management’s expectations of prepayment speeds, default rates and loss severities. Credit losses are measured as the decline in the present value of the expected future cash flows discounted at the investment’s effective interest rate.

(C)	This amount represents unrealized losses on securities that are due to non-credit factors and is required to be recorded through other comprehensive income.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2012

(dollars in tables in thousands, except share data)

The following table summarizes the activity related to credit losses on debt securities for the nine months ended September 30, 2012:

Beginning balance of credit losses on debt securities for which a portion of an OTTI was recognized in other comprehensive income	$(20,207)

Additions for credit losses on securities for which an OTTI was not previously recognized	—

Increases to credit losses on securities for which an OTTI was previously recognized and a portion of an OTTI was recognized in other comprehensive income	(259)

Additions for credit losses on securities for which an OTTI was previously recognized without any portion of OTTI recognized in other comprehensive income	(3,988)

Reduction for credit losses on securities for which no OTTI was recognized in other comprehensive income at the current measurement date	7,467

Reduction for securities sold during the period	1,498

Reduction for securities deconsolidated during the period	3,736

Reduction for increases in cash flows expected to be collected that are recognized over the remaining life of the security	18

Ending balance of credit losses on debt securities for which a portion of an OTTI was recognized in other comprehensive income	$(11,735)

The table below summarizes the geographic distribution of the collateral securing Newcastle’s CMBS and ABS at September 30, 2012 (in thousands):

	CMBS		ABS
Geographic Location	Outstanding Face Amount	Percentage	Outstanding Face Amount	Percentage
Western U.S.	$122,673	25.3%	$147,667	32.9%
Northeastern U.S.	93,720	19.3%	94,327	21.1%
Southeastern U.S.	99,564	20.5%	104,441	23.3%
Midwestern U.S.	78,015	16.2%	47,103	10.5%
Southwestern U.S.	64,379	13.3%	48,561	10.8%
Other	11,183	2.3%	6,378	1.4%
Foreign	15,150	3.1%	—	0.0%
	$484,684	100.0%	$448,477	100.0%

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

SEPTEMBER 30, 2012

(dollars in tables in thousands, except share data)

4. REAL ESTATE RELATED LOANS, RESIDENTIAL MORTGAGE LOANS, SUBPRIME MORTGAGE LOANS, CDO SERVICING RIGHTS AND INVESTMENTS IN EXCESS MORTGAGE SERVICING RIGHTS

The following is a summary of real estate related loans, residential mortgage loans and subprime mortgage loans at September 30, 2012. The loans contain various terms, including fixed and floating rates, self-amortizing and interest only. They are generally subject to prepayment.

Loan Type	Outstanding Face Amount	Carrying Value (A)	Loan Count	Wtd. Avg. Yield	Weighted Average Coupon	Weighted Average Maturity (Years) (B)	Floating Rate Loans as a % of Face Amount	Delinquent Face Amount (C)
Mezzanine Loans	$530,343	$443,269	17	10.79%	8.55%	2.3	67.0%	$12,000
Corporate Bank Loans	334,855	180,044	7	20.05%	9.51%	1.9	40.7%	—
B-Notes	207,494	188,748	7	10.79%	5.51%	2.4	71.4%	—
Whole Loans	30,242	30,242	3	5.20%	3.84%	1.3	96.3%	—
Total Real Estate Related Loans
Held-for-Sale, Net	$1,102,934	$842,303	34	12.57%	8.14%	2.2	60.7%	$12,000
Non-Securitized Manufactured Housing Loan Portfolio I	$591	$151	16	38.88%	7.83%	0.7	0.0%	$56
Non-Securitized Manufactured Housing Loan Portfolio II	3,144	2,415	117	15.47%	10.03%	5.5	9.2%	370
Total Residential Mortgage Loans
Held-for-Sale, Net (D)	$3,735	$2,566	133	16.85%	9.68%	4.7	7.7%	$426

Securitized Manufactured Housing Loan Portfolio I	$122,453	$102,745	3,268	9.48%	8.66%	6.9	0.8%	$990
Securitized Manufactured Housing Loan Portfolio II	158,542	155,933	5,534	7.51%	9.64%	5.7	16.9%	2,676
Residential Loans	57,163	42,692	202	7.56%	2.57%	6.4	100.0%	10,380
Total Residential Mortgage Loans Held- for-Investment, Net (D) (E)	$338,158	$301,370	9,004	8.19%	8.09%	6.2	25.1%	$14,046
Subprime Mortgage Loans Subject to Call Option	$406,217	$405,525

(A)	Carrying value includes interest receivable of $0.1 million for the residential housing loans and principal and interest receivable of $4.9 million for the manufactured housing loans.
(B)	The weighted average maturity is based on the timing of expected principal reduction on the assets.
(C)	Includes loans that are 60 or more days past due (including loans that are in foreclosure, or borrower’s in bankruptcy) or considered real estate owned (“REO”). As of September 30, 2012, $136.5 million face amount of real estate related loans was on non-accrual status.
(D)	Loans acquired at a discount for credit quality.
(E)	The following is an aging analysis of past due residential loans held-for-investment as of September 30, 2012:

	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	REO	Total Past Due	Current	Total Outstanding Face Amount
Securitized Manufactured Housing Loan Portoflio I	$839	$263	$383	$344	$1,829	$120,624	$122,453
Securitized Manufactured Housing Loan Portoflio II	$1,159	$313	$1,594	$769	$3,835	$154,707	$158,542
Residential Loans	$300	$1,020	$8,784	$576	$10,680	$46,483	$57,163

Newcastle’s management monitors the credit qualities of the Manufactured Housing Loan Portfolios I and II primarily by using aging analyses, current trends in delinquencies and actual loss incurrence rates.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2012

(dollars in tables in thousands, except share data)

The following is a summary of real estate related loans by maturities at September 30, 2012:

Year of Maturity (1)	Face Amount	Carrying Value	Loans
Delinquent (2)	$12,000	$—	1
Period from October 1, 2012 to December 31, 2012	59,644	16,695	1
2013	35,970	27,501	3
2014	394,090	243,428	12
2015	249,537	210,614	7
2016	240,252	238,457	5
2017	95,483	91,321	4
Thereafter	15,958	14,287	1
Total	$1,102,934	$842,303	34

(1)	Based on the final extended maturity date of each loan investment as of September 30, 2012.
(2)	Includes loans that are non-performing, in foreclosure, or under bankruptcy.

Activities relating to the carrying value of our real estate loans and residential mortgage loans are as follows:

	Held-for-Sale		Held-for-Investment
	Real Estate Related Loans	Residential Mortgage Loans	Residential Mortgage Loans
Balance at December 31, 2011	$813,580	$2,687	$331,236
Purchases / additional fundings	91,481	—	—
Interest accrued to principal balance	16,759	—	—
Principal paydowns	(89,243)	(622)	(29,448)
Sales	—	—	—
Valuation (allowance) reversal on loans	10,879	482	(3,201)
Loss on repayment of loans held-for-sale	(1,614)	—	—
Accretion of loan discount and other amortization	—	—	3,208
Other	461	19	(425)
Balance at September 30, 2012	$842,303	2,566	$301,370

The following is a rollforward of the related loss allowance.

	Held-For-Sale		Held-For-Investment
	Real Estate Related Loans	Residential Mortgage Loans	Residential Mortgage Loans (B)
Balance at December 31, 2011	$(228,017)	$(2,461)	$(26,075)
Charge-offs (A)	17,648	870	6,363
Valuation (allowance) reversal on loans	10,879	482	(3,201)
Balance at September 30, 2012	$(199,490)	$(1,109)	$(22,913)

(A)	The charge-offs for real estate related loans represent a loan which was paid off at a discounted price during the period.
(B)	The allowance for credit losses was determined based on the guidance for loans acquired with deteriorated credit quality.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2012

(dollars in tables in thousands, except share data)

Investments in Excess Mortgage Servicing Rights

The following is a summary of Newcastle’s Excess MSRs:

		September 30, 2012				Nine Months Ended September 30, 2012
	Unpaid Principal Balance	Amortized Cost Basis (A)	Carrying Value (B)	Weighted Average Yield	Average Maturity (Years) (C)	Changes in Fair Value Recorded in Other Income (Loss) (D)
MSR Pool 1	$8,761,705	$31,360	$36,430	18.0%	4.7	$4,902
MSR Pool 1 - Recapture Agreement	—	4,999	5,473	18.0%	10.6	275
MSR Pool 2	9,734,046	34,729	35,024	17.3%	4.9	295
MSR Pool 2 - Recapture Agreement	—	5,820	6,251	17.3%	11.7	431
MSR Pool 3	9,413,001	29,195	31,037	17.6%	4.7	1,842
MSR Pool 3 - Recapture Agreement	—	5,210	5,091	17.6%	11.2	(119)
MSR Pool 4	6,013,872	11,875	12,451	17.9%	4.6	576
MSR Pool 4 - Recapture Agreement	—	2,952	3,073	17.9%	11.0	121
MSR Pool 5	45,706,396	116,805	114,779	17.5%	4.8	(2,026)
MSR Pool 5 - Recapture Agreement	—	8,522	8,738	17.5%	12.1	216
	$79,629,020	$251,467	$258,347	17.6%	5.5	$6,513

(A)	The amortized cost basis of the Recapture Agreements is determined based on the relative fair values of the Recapture Agreements and related Excess MSRs at the time they were acquired.
(B)	Carrying value represents the fair value of the pools or Recapture Agreements, as applicable.
(C)	The weighted average maturity represents the weighted average expected timing of the receipt of cash flows of each investment.
(D)	The portion of the change in fair value of the Recapture Agreement relating to loans recaptured to date is reflected in the respective pool.

In December 2011, Newcastle entered into an agreement (“MSR Agreement I”) with Nationstar Mortgage LLC (“Nationstar”), a leading residential mortgage servicer majority-owned by funds managed by Newcastle’s manager, to invest in Excess MSRs with Nationstar. Nationstar acquired the mortgage servicing rights on a pool of government-sponsored enterprise (“GSE”) residential mortgage loans with an outstanding principal balance of approximately $9.9 billion (“MSR Pool 1”) on September 30, 2011. Nationstar is entitled to receive an initial weighted average total mortgage servicing amount of 35 basis points (bps) on the performing unpaid principal balance, as well as any ancillary income from MSR Pool 1. Pursuant to MSR Agreement I, Nationstar performs all servicing functions and advancing functions related to MSR Pool 1 for a basic fee (the contractual amount the service is entitled to for performing the servicing duties) of 6 bps. Therefore, the remainder, or “excess mortgage servicing amount” is initially equal to a weighted average of 29 bps. Newcastle acquired the right to receive 65% of the excess mortgage servicing amount on MSR Pool 1 and, subject to certain limitations and pursuant to a loan replacement agreement (the “Recapture Agreement”), 65% of the Excess MSRs on certain future mortgage loans originated by Nationstar, that represent refinancings of loans in MSR Pool 1 (which loans then become part of MSR Pool 1) for $43.7 million. Nationstar has co-invested, pari passu with Newcastle, in 35% of the Excess MSRs. Nationstar, as servicer, also retains the ancillary income, the servicing obligations and liabilities as the servicer. If Nationstar is terminated as the servicer, Newcastle’s right to receive its portion of the excess mortgage servicing amount is also terminated. To the extent that Nationstar is terminated as the servicer and receives a termination payment, Newcastle is entitled to a pro rata share, or 65%, of such termination payment.

On June 5, 2012, Newcastle announced the completion of a co-investment with Nationstar related to their acquisition of mortgage servicing rights from Bank of America, National Association. Newcastle has invested approximately $44 million to acquire a 65% interest in the Excess MSRs on a portfolio of residential mortgage loans with an outstanding principal balance of approximately $10.4 billion (“MSR Pool 2”), comprised of conforming loans in GSE pools. Nationstar has co-invested pari passu with Newcastle in 35% of the Excess MSRs and will be the servicer of the loans performing all servicing and advancing functions, and retaining the ancillary income, servicing obligations and liabilities as the servicer. Under the terms of this investment, to the extent that any loans in the portfolio are refinanced by Nationstar, the resulting Excess MSRs will be shared pro rata by Newcastle and Nationstar, subject to certain limitations. As of September 30, 2012, Newcastle funded $39.1 million of the purchase price and expected the remainder of the purchase price payable to Nationstar to be funded in the fourth quarter of 2012 pursuant to the payment terms of the agreement.

On June 29, 2012, Newcastle announced the completion of a co-investment in Excess MSRs in connection with Nationstar’s acquisition of mortgage servicing rights from Aurora Bank FSB, a subsidiary of Lehman Brothers Bancorp Inc. Newcastle invested approximately $176.5 million to acquire a 65% interest in the Excess MSRs on a portfolio of

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2012

(dollars in tables in thousands, except share data)

residential mortgage loans with an outstanding principal balance of approximately $63.7 billion, comprised of approximately 75% non-conforming loans in private label securitizations and approximately 25% conforming loans in GSE pools. The portfolio is comprised of three pools: a pool of non-conforming loans in private label securitizations with an outstanding principal balance of approximately $47.6 billion (“MSR Pool 5”), and two GSE loan pools with outstanding principal balances of approximately $6.3 billion (“MSR Pool 4”) and $9.8 billion (“MSR Pool 3”), respectively. Nationstar has co-invested pari passu with Newcastle in 35% of the Excess MSRs and will be the servicer of the loans performing all servicing and advancing functions, and retaining the ancillary income, servicing obligations and liabilities as the servicer. Under the terms of this investment, to the extent that any loans in the portfolio are refinanced by Nationstar, the resulting Excess MSRs will be shared pro rata by Newcastle and Nationstar, subject to certain limitations.

The table below summarizes the geographic distribution of the underlying residential mortgage loans of the Excess MSRs at September 30, 2012:

State Concentration	Percentage of Total Outstanding
California	32.3%
Florida	10.1%
Washington	4.3%
New York	4.2%
Arizona	4.0%
Texas	3.6%
Colorado	3.5%
Maryland	3.3%
New Jersey	3.1%
Virginia	3.0%
Other U.S.	28.6%
100.0%

(A)	Based on the information provided by the loan servicer as of the most recent remittance.

Geographic concentrations of investments expose Newcastle to the risk of economic downturns within the relevant states. Any such downturn in a state where Newcastle holds significant investments could affect the underlying borrower’s ability to make the mortgage payment and therefore could have a meaningful, negative impact on Newcastle’s Excess MSRs.

See note 12 regarding the agreements to acquire an additional portfolio of Excess MSRs.

CDO Servicing Rights

In February 2011, Newcastle, through one of its subsidiaries, purchased the management rights with respect to certain CBASS Investment Management LLC (“C-BASS”) CDOs pursuant to a bankruptcy proceeding for $2.2 million. Newcastle initially recorded the cost of acquiring the collateral management rights as a servicing asset and subsequently amortizes this asset in proportion to, and over the period of, estimated net servicing income. Servicing assets are assessed for impairment on a quarterly basis, with impairment recognized as a valuation allowance. Key economic assumptions used in measuring any potential impairment of the servicing assets include the prepayment speeds of the underlying loans, default rates, loss severities and discount rates. During the nine months ended September 30, 2012 and 2011, respectively, Newcastle recorded $0.3 million and $0.2 million of servicing rights amortization and no servicing rights impairment. As of September 30, 2012, Newcastle’s servicing asset had a carrying value of $1.8 million recorded in Receivables and Other Assets.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2012

(dollars in tables in thousands, except share data)

Securitization of Subprime Mortgage Loans

The following table presents information on the retained interests in Newcastle’s securitizations of subprime mortgage loans at September 30, 2012:

	Subprime Portfolio
	I	II	Total
Total securitized loans (unpaid principal balance) (A)	$434,578	$573,735	$1,008,313
Loans subject to call option (carrying value)	$299,176	$106,349	$405,525
Retained interests (fair value) (B)	$381	$—	$381

(A)	Average loan seasoning of 86 months and 68 months for Subprime Portfolios I and II, respectively, at September 30, 2012.
(B)	The retained interests include retained bonds of the securitizations. The fair value of which is estimated based on pricing models. Newcastle’s residual interests were written off in 2010. The weighted average yield of the retained bonds was 8.36% as of September 30, 2012.

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

The following table summarizes certain characteristics of the underlying subprime mortgage loans, and related financing, in the securitizations as of September 30, 2012:

	Subprime Portfolio
	I	II
Loan unpaid principal balance (UPB)	$434,578	$573,735
Weighted average coupon rate of loans	5.39%	4.59%
Delinquencies of 60 or more days (UPB) (A)	$100,159	$165,693
Net credit losses for the nine months ended September 30, 2012	$24,034	$29,599
Cumulative net credit losses	$216,903	$251,452
Cumulative net credit losses as a % of original UPB	14.4%	23.1%
Percentage of ARM loans (B)	51.4%	64.6%
Percentage of loans with original loan-to-value ratio >90%	10.6%	17.2%
Percentage of interest-only loans	21.0%	4.2%
Face amount of debt (C)	$430,578	$573,735
Weighted average funding cost of debt (D)	0.58%	1.16%

(A)	Delinquencies include loans 60 or more days past due, in foreclosure, under bankruptcy filing or real estate owned.
(B)	ARM loans are adjustable-rate mortgage loans. An option ARM is an adjustable-rate mortgage that provides the borrower with an option to choose from several payment amounts each month for a specified period of the loan term. None of the loans in the subprime portfolios are option ARMs.
(C)	Excludes face amount of $4.0 million of retained notes for Subprime Portfolio I at September 30, 2012.
(D)	Includes the effect of applicable hedges.

Newcastle received negligible cash inflows from the retained interests of Subprime Portfolios I and II during the nine months ended September 30, 2012 and 2011.

The loans subject to call option and the corresponding financing recognize interest income and expense based on the expected weighted average coupons of the loans subject to call option at the call date of 9.24% and 8.68% for Subprime Portfolio’s I and II, respectively.

5. INVESTMENTS IN SENIOR LIVING FACILITIES

On July 18, 2012, Newcastle completed the acquisition of eight senior housing assets for an aggregate purchase price of approximately $143.3 million plus acquisition-related costs. These assets comprise more than 800 beds in senior living facilities located in California, Oregon, Utah, Arizona and Idaho. In connection with the acquisition of the senior living assets described above, the assets acquired and the liabilities assumed were recorded at fair value. A summary of the initial recording of the acquisition on July 18, 2012, is as follows:

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2012

(dollars in tables in thousands, except share data)

Investment in real estate	$127,443
Resident lease intangibles	16,454
Prepaid expenses and other assets	110
Accounts payable, accrued expenses and other payables	(2,431)
141,576
Mortgage notes payable	(88,400)
Net cash paid for acquisition	$53,176

In determining the allocation of the purchase price between net tangible and identified intangible assets acquired and liabilities assumed, management made estimates of the fair value of the tangible and intangible assets and liabilities using information obtained as a result of pre-acquisition due diligence, marketing, leasing activities, and independent appraisals. The fair value of the tangible assets acquired is determined by valuing the property as if it were vacant. Management allocated the purchase price to net tangible and identified intangible assets acquired and liabilities assumed based on their fair values. The determination of fair value involved the use of significant judgment and estimation.

The following is a summary of the significant accounting policies related to the senior living facilities:

Investments in Real Estate

Newcastle recorded the acquired facilities at their estimated fair value. Depreciation on the senior living facilities is computed using the straight-line method over the estimated useful lives of the assets as follows:

Asset Categories	Estimated Useful Life
Land	N/A
Buildings	40 years
Building improvements	3-10 years
Furniture, fixtures and equipment	3-5 years

Expenditures for ordinary maintenance and repairs are expensed as incurred. Renovations and improvements which improve and/or extend the life of the assets are capitalized and depreciated over their estimated useful lives. Newcastle will periodically assess the carrying value of the senior living facilities to determine if facts and circumstances exist that would suggest that assets might be impaired or that the useful lives should be modified. In the event that an impairment in value occurs and we believe that the carrying amount of the facilities will not be recovered, a provision will be recorded to reduce the carrying basis of the facilities to their estimated fair value. The following table summarizes Newcastle’s investments in senior living real estate as of September 30, 2012:

	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Value
Land	$11,630	$—	$11,630
Buildings	113,519	(580)	112,939
Building improvements	1,959	(54)	1,905
Furniture, fixtures and equipment	361	(37)	324
Total	$127,469	$(671)	$126,798

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2012

(dollars in tables in thousands, except share data)

Resident Lease Intangibles

Resident lease intangibles reflect the fair value of in-place resident leases at acquisition. Newcastle estimates the fair value of in-place leases as (i) the present value of the estimated rents that would have been forgone, offset by variable costs that would have otherwise been incurred during a reasonable lease-up period, as if the acquired units were vacant, and (ii) the estimated absorption costs, such as additional marketing costs that would have been incurred during the lease-up period. The acquisition fair value of the in-place resident lease intangibles is amortized over the average length of stay of the residents at the senior living facilities of 24 months on a straight-line basis. Newcastle will periodically assess the carrying value of the resident lease intangibles to determine if facts and circumstances exist that would suggest that the intangible assets might be impaired or that the useful lives should be modified. In the event an impairment in value occurs and we believe that the carrying amount will not be recovered, a provision will be recorded to reduce the carrying basis of the resident lease intangibles to their estimated fair value.

As of September 30, 2012, Newcastle’s resident lease intangibles are detailed as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
In-place resident lease intangibles	$16,454	$(1,699)	$14,755

Rental Revenue, Care and Ancillary Income Recognition

Newcastle records rental revenue, care and ancillary income as they become due as provided for in the residents’ leases.

Community Fees

Community fees are non-refundable and initially recorded as deferred revenue and amortized over the average length of stay of the residents using the straight line method.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2012

(dollars in tables in thousands, except share data)

6. DEBT OBLIGATIONS

The following table presents certain information regarding Newcastle’s debt obligations and related hedges at September 30, 2012:

					Unhedged			Face	Collateral					Aggregate Notional
Debt Obligation/Collateral	Month Issued	Outstanding Face Amount	Carrying Value	Final Stated Maturity	Weighted Average Funding Cost (A)	Weighted Average Funding Cost (B)	Weighted Average Maturity (Years)	Amount of Floating Rate Debt	Outstanding Face Amount (C)	Amortized Cost Basis (C)	Carrying Value (C)	Weighted Average Maturity (Years)	Floating Rate Face Amount (C)	Amount of Current Hedges (D)
CDO Bonds Payable
CDO IV (E)	Mar 2004	$86,983	$86,872	Mar 2039	1.81%	4.99%	1.6	$76,103	$175,752	$165,292	$158,371	2.3	$48,891	$76,103
CDO VI (E)	Apr 2005	91,469	91,469	Apr 2040	0.87%	5.35%	4.9	88,437	208,094	119,483	145,273	3.0	51,154	88,437
CDO VIII	Nov 2006	529,337	528,278	Nov 2052	0.77%	2.18%	2.6	521,737	708,193	517,123	538,238	2.8	389,155	154,795
CDO IX	May 2007	446,956	448,461	May 2052	0.57%	0.57%	2.6	446,956	672,126	543,431	551,501	2.8	328,276	—
		1,154,745	1,155,080			2.02%	2.7	1,133,233	1,764,165	1,345,329	1,393,383	2.7	817,476	319,335
Other Bonds and Notes Payable
MH loans Portfolio I (F)	Apr 2010	73,431	69,441	Jul 2035	6.20%	6.20%	4.2	—	122,453	102,746	102,746	6.9	978	—
MH loans Portfolio II	May 2011	123,797	122,961	Dec 2033	4.35%	4.35%	4.0	—	158,542	155,933	155,933	5.7	26,834	—
Residential Mortgage Loans (G)	Aug 2006	5,181	5,181	Dec 2034	LIBOR+ 0.90%	1.11%	6.4	5,181	53,384	39,208	39,208	6.6	53,384	—
		202,409	197,583			4.92%	4.2	5,181	334,379	297,887	297,887	6.3	81,196	—
Repurchase Agreements (H)
CDO securities (I)	Dec 2011	7,157	7,157	Oct 2012	LIBOR+ 2.00%	2.21%	0.0	7,157	—	—	—	—	—	—
Non-agency RMBS (J)	Jul 2012	59,646	59,646	Oct 2012	LIBOR+ 2.00%	2.21%	0.0	59,646	127,549	87,580	90,428	2.8	127,549	—
FNMA/FHLMC securities (K)	Various	538,524	538,524	Oct 2012	0.42%	0.42%	0.1	538,524	534,801	572,356	577,132	4.3	534,801	—
		605,327	605,327			0.62%	0.1	605,327	662,350	659,936	667,560	4.0	662,350	—
Mortgage Notes Payable
Senior living facilities	Jul 2012	88,400	88,400	Aug 2019	3.45%	3.45%	6.5	23,400	N/A	141,553	141,553	N/A	—	23,400
		88,400	88,400			3.45%	6.5	23,400	N/A	141,553	141,553	N/A	—	23,400
Corporate
Junior subordinated notes payable	Mar 2006	51,004	51,245	Apr 2035	7.57% (M)	7.41%	22.6	—	—	—	—	—	—	—
		51,004	51,245			7.41%	22.6	—	—	—	—	—	—	—
Subtotal debt obligations		2,101,885	2,097,635			2.08%	2.7	$1,767,141	$2,760,894	$2,444,705	$2,500,383	3.5	$1,561,022	$342,735
Financing on subprime mortgage loans subject to call option	(L)	406,217	405,525
Total debt obligations		$2,508,102	$2,503,160

(A)	Weighted average, including floating and fixed rate classes and including the amortization of deferred financing costs.
(B)	Including the effect of applicable hedges.
(C)	Excluding (i) restricted cash held in CDOs to be used for principal and interest payments of CDO debt, and (ii) operating cash in senior living entities.
(D)	Including a $23.4 million notional amount of interest rate cap agreement for the mortgage notes payable and a $76.1 million and $88.4 million notional amount of interest rate swap agreements in CDO IV and CDO VI, respectively, which were economic hedges not designated as hedges for accounting purposes.
(E)	CDO VI was not in compliance with its applicable over collateralization tests as of September 30, 2012. Newcastle is not receiving cash flows from these CDOs (other than senior management fees and cash flows on senior classes of bonds that were repurchased), since net interest is being used to repay debt, and expects CDO VI to remain out of compliance for the foreseeable future.
(F)	Excluding $20.5 million face amount of other bonds payable relating to MH loans Portfolio I sold to certain Newcastle CDOs, which were eliminated in consolidation.
(G)	Excluding $6.6 million face amount of notes payable relating to residential mortgage loans sold to a Newcastle CDO, which were eliminated in consolidation.
(H)	These repurchase agreements had $0.1 million of associated accrued interest payable at September 30, 2012. $395.3 million face amount of these repurchase agreements were renewed subsequent to September 30, 2012.
(I)	The counterparty of this repurchase agreement is Bank of America. It is secured by $26.4 million face amount of senior notes issued by Newcastle CDO VI, which is eliminated in consolidation. The maximum recourse to Newcastle is $1.8 million.
(J)	The counterparty of these repurchase agreements is Credit Suisse.
(K)	The counterparties on these repurchase agreements are Bank of America, Citi, and Goldman Sachs. Interest rates on these repurchase agreements are fixed, but will be reset on a short-term basis.
(L)	Issued in April 2006 and July 2007. See Note 4 regarding the securitizations of Subprime Portfolios I and II.
(M)	LIBOR + 2.25% after April 2016.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2012

(dollars in tables in thousands, except share data)

Each CDO financing is subject to tests that measure the amount of over collateralization and excess interest in the transaction. Failure to satisfy these tests would cause the principal and/or interest cashflow that would otherwise be distributed to more junior classes of securities (including those held by Newcastle) to be redirected to pay down the most senior class of securities outstanding until the tests are satisfied. As a result, our cash flow and liquidity are negatively impacted upon such a failure. As of September 30, 2012, CDO VI was not in compliance with its over collateralization tests.

In the first nine months of 2012, Newcastle repurchased $34.1 million face amount of CDO bonds payable for $10.8 million. As a result, Newcastle extinguished $34.1 million face amount of CDO bonds payable and recorded a gain on extinguishment of debt of $23.1 million.

Newcastle’s non-CDO financings contain various customary loan covenants. Newcastle was in compliance with all of the covenants in its non-CDO financings as of September 30, 2012.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2012

(dollars in tables in thousands, except share data)

7. FAIR VALUE

Fair Value Summary Table

The carrying values and fair values of Newcastle’s assets and liabilities at September 30, 2012 were as follows:

	Principal				Weighted	Weighted
	Balance or		Estimated		Average	Average
	Notional	Carrying	Fair		Yield/Funding	Maturity
	Amount	Value	Value	Fair Value Method (A)	Cost	(Years)
Assets
Non-Recourse VIE Financing Structures (F)
Financial instruments:
Real estate securities, available-for-sale*	$731,415	$591,929	$591,929	Broker quotations, counterparty quotations, pricing services, pricing models	8.64%	3.5
Real estate related loans, held-for-sale, net	1,074,133	832,885	840,122	Broker quotations, counterparty quotations, pricing services, pricing models	12.63%	2.2
Residential mortgage loans, held-for-investment, net	338,158	301,370	302,073	Pricing models	8.19%	6.2
Subprime mortgage loans subject to call option (B)	406,217	405,525	405,525	(B)	9.09%	(B)
Restricted cash*	2,829	2,829	2,829
Operating real estate, held-for-sale		7,839	7,839
Other investments		18,883	18,883
Receivables and other assets		6,432	6,432
		$2,167,692	$2,175,632
Recourse Financing Structures, Mortgaged Real Estate and Unlevered Assets
Financial instruments:
Real estate securities, available-for-sale*	$1,027,954	$788,431	$788,431	Broker quotations, counterparty quotations, pricing services, pricing models	3.01%	3.9
Real estate related loans, held-for-sale, net	28,801	9,418	9,418	Broker quotations, counterparty quotations, pricing services, pricing models	6.51%	1.8
Residential mortgage loans, held-for-sale, net	3,735	2,566	2,566	Pricing models	16.85%	4.7
Investments in excess mortgage servicing rights at fair value *(H)	79,629,020	258,347	258,347	Pricing models	17.60%	5.5
Cash and cash equivalents*	229,036	229,036	229,036
Non-hedge derivative assets (D)(E)*	23,400	224	224	Counterparty quotations	N/A	(D)
Investments in real estate and		141,553	143,300	Based on recent purchase price in July 2012
resident lease intangibles, net
Other investments		6,024	6,024
Receivables and other assets		33,571	33,571
		$1,469,170	$1,470,917

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2012

(dollars in tables in thousands, except share data)

	Principal Balance				Weighted	Weighted
	or		Estimated		Average	Average
	Notional	Carrying	Fair		Yield/Funding	Maturity
	Amount	Value	Value	Fair Value Method (A)	Cost	(Years)
Liabilities
Non-Recourse VIE Financing Structures (F) (G)
Financial instruments:
CDO bonds payable	$1,154,745	$1,155,080	$802,107	Pricing models	2.02%	2.7
Other bonds and notes payable	202,409	197,583	204,991	Broker quotations, pricing models	4.92%	4.2
Repurchase agreements	5,368	5,368	5,368	Market comparables	2.21%	0.0
Financing of subprime mortgage loans subject to call option (B)	406,217	405,525	405,525	(B)	9.09%	(B)
Interest rate swaps, treated as hedges (C)(E)*	154,795	14,009	14,009	Counterparty quotations	N/A	(C)
Non-hedge derivatives (D)(E)*	296,532	22,510	22,510	Counterparty quotations	N/A	(D)
Accrued expenses and other liabilities		8,241	8,241
		$1,808,316	$1,462,751
Recourse Financing Structures, Mortgages and Other Liabilities (G)
Financial instruments:
Repurchase agreements	$599,959	$599,959	$599,959	Market comparables	0.60%	0.1
Mortgage notes payable	88,400	88,400	88,400	Pricing models	3.45%	6.5
Junior subordinated notes payable	51,004	51,245	31,588	Pricing models	7.41%	22.6
Due to affiliates		3,351	3,351
Dividends payable, accrued expenses and other liabilities		51,405	51,405
		$794,360	$774,703

*Measured at fair value on a recurring basis.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2012

(dollars in tables in thousands, except share data)

(A)	Methods are listed in order of priority. In the case of real estate securities and real estate related loans, broker quotations are obtained if available and practicable, otherwise counterparty quotations or pricing service valuations are obtained or, finally, internal pricing models are used. Internal pricing models are only used for (i) securities and loans that are not traded in an active market, and, therefore, have little or no price transparency, and for which significant unobservable inputs must be used in estimating fair value, or (ii) loans or debt obligations which are private and untraded.

(B)	These two items result from an option, not an obligation, to repurchase loans from Newcastle’s subprime mortgage loan securitizations (Note 4), are noneconomic until such option is exercised, and are equal and offsetting.

(C)	Represents derivative agreements as follows:

Year of Maturity	Weighted Average Month of Maturity	Aggregate Notional Amount	Weighted Average Fixed Pay Rate / Cap Rate	Aggregate Fair Value Asset / (Liability)

Interest rate swap agreements which receive 1-Month LIBOR:
2016	Apr	$ 154,795	5.04%	$ (14,009)

(D)	This represents two interest rate swap agreements with a total notional balance of $296.5 million, maturing in March 2014 and March 2015, respectively, and an interest rate cap agreement with a notional balance of $23.4 million, maturing in August 2019. Newcastle entered into these agreements to reduce its exposure to interest rate changes on the floating rate financings of CDO IV, CDO VI and the senior living assets. These derivative agreements were not designated as hedges for accounting purposes as of September 30, 2012.

(E)	Newcastle’s derivatives fall into two categories. As of September 30, 2012, all derivatives were held within Newcastle’s nonrecourse structures. An aggregate notional balance of $451.3 million, which were liabilities at period end, are only subject to the credit risks of the respective CDO structures. As they are senior to all the debt obligations of the respective CDOs and the fair value of each of the CDOs’ total investments exceeded the fair value of each of the CDOs’ derivative liabilities, no credit valuation adjustments were recorded. An aggregate notional balance of $23.4 million were assets at period end and therefore are subject to the counterparty’s credit risk. No adjustments have been made to the fair value quotations received related to credit risk as a result of the counterparty’s “AA” credit rating. Newcastle’s significant derivative counterparties include Bank of America, Credit Suisse and Wells Fargo.

(F)	Assets held within CDOs and other non-recourse structures are not available to satisfy obligations outside of such financings, except to the extent Newcastle receives net cash flow distributions from such structures. Furthermore, creditors or beneficial interest holders of these structures have no recourse to the general credit of Newcastle. Therefore, Newcastle’s exposure to the economic losses from such structures is limited to its invested equity in them and economically their book value cannot be less than zero. As a result, the fair value of Newcastle’s net investments in these non-recourse financing structures is equal to the present value of their expected future net cash flows.

(G)	Newcastle notes that the unrealized gain on the liabilities within such structures cannot be fully realized.

(H)	The notional amount represents the total unpaid principal balance of the mortgage loans. Generally, Newcastle does not receive an excess mortgage servicing amount on nonperforming loans.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2012

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

The following table summarizes such financial assets and liabilities measured at fair value on a recurring basis at September 30, 2012:

			Fair Value
	Principal Balance or Notional Amount	Carrying Value	Level 2	Level 3A	Level 3B	Total
Assets:
Real estate securities, available-for-sale:
CMBS	$484,684	$377,752	$—	$329,088	$48,664	$377,752
REIT debt	87,700	93,060	93,060	—	—	93,060
ABS - subprime	438,269	260,439	—	220,816	39,623	260,439
ABS - other real estate	10,208	1,576	—	854	722	1,576
FNMA / FHLMC	534,801	577,132	577,132	—	—	577,132
CDO	203,707	70,401	—	64,930	5,471	70,401
Real estate securities total	$1,759,369	$1,380,360	$670,192	$615,688	$94,480	$1,380,360
Investments in Excess MSRs (1)	$79,629,020	$258,347	$—	$—	$258,347	$258,347
Derivative assets:
Interest rate caps, not treated as hedges	23,400	224	224	—	—	224
Derivative assets total	$23,400	$224	$224	$—	$—	$224

Liabilities:
Derivative Liabilities:
Interest rate swaps, treated as hedges	$154,795	$14,009	$14,009	$—	$—	$14,009
Interest rate swaps, not treated as hedges	296,532	22,510	22,510	—	—	22,510
Derivative liabilities total	$451,327	$36,519	$36,519	$—	$—	$36,519

(1)	The notional amount represents the total unpaid principal balance of the mortgage loans. Generally, Newcastle does not receive an excess mortgage servicing amount on nonperforming loans.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2012

(dollars in tables in thousands, except share data)

Newcastle’s investments in instruments (excluding the Excess MSRs, see below) measured at fair value on a recurring basis using Level 3 inputs changed during the nine months ended September 30, 2012 as follows:

	Level 3A
	CMBS		ABS		Equity/Other
	Conduit	Other	Subprime	Other	Securities	Total
Balance at December 31, 2011	$816,283	$132,435	$66,141	$31,188	$52,047	$1,098,094
Transfers (A)
Transfers from Level 3B	6,056	4,057	10,178	—	—	20,291
Transfers into Level 3B	(10,748)	(14,105)	(11,057)	(5)	—	(35,915)
CDO X deconsolidation	(634,036)	(40,172)	(70,607)	(25,883)	—	(770,698)
Total gains (losses) (B)
Included in net income (C)	1,190	—	(8)	—	—	1,182
Included in other comprehensive income (loss)	28,071	9,596	14,913	(650)	13,341	65,271
Amortization included in interest income	22,608	1,164	6,457	(11)	3,985	34,203
Purchases, sales and repayments
Purchases	71,968	—	228,832	—	—	300,800
Proceeds from sales	(24,551)	—	—	—	—	(24,551)
Proceeds from repayments	(37,732)	(2,996)	(24,033)	(3,785)	(4,443)	(72,989)
Balance at September 30, 2012	$239,109	$89,979	$220,816	$854	$64,930	$615,688

	Level 3B
	CMBS		ABS		Equity/Other
	Conduit	Other	Subprime	Other	Securities	Total
Balance at December 31, 2011	$140,622	$39,478	$62,481	$6,919	$3,939	$253,439
Transfers (A)
Transfers from Level 3A	10,748	14,105	11,057	5	—	35,915
Transfers into Level 3A	(6,056)	(4,057)	(10,178)	—	—	(20,291)
CDO X deconsolidation	(133,624)	—	(16,097)	(291)	—	(150,012)
Total gains (losses) (B)
Included in net income (C)	(1,941)	(396)	836	(4,092)	—	(5,593)
Included in other comprehensive income (loss)	(12,004)	980	(1,766)	2,123	1,508	(9,159)
Amortization included in interest income	8,016	339	5,651	164	304	14,474
Purchases, sales and repayments
Purchases	44,119	—	—	—	—	44,119
Proceeds from sales	(18,708)	—	(3,295)	(3,743)	—	(25,746)
Proceeds from repayments	(17,372)	(15,585)	(9,066)	(363)	(280)	(42,666)
Balance at September 30, 2012	$13,800	$34,864	$39,623	$722	$5,471	$94,480

(A)	Transfers are assumed to occur at the beginning of the quarter. CDO X was deconsolidated on September 12, 2012.
(B)	None of the gains (losses) recorded in earnings during the period is attributable to the change in unrealized gains (losses) relating to Level 3 assets still held at the reporting date.
(C)	These gains (losses) are recorded in the following line items in the consolidated statements of income:

	Nine Months Ended September 30, 2012
	Level 3A	Level 3B
Gain (loss) on settlement of investments, net	$1,196	$8,986
Other income (loss), net	—	—
OTTI	(14)	(14,579)
Total	$1,182	$(5,593)

Gain (loss) on settlement of investments, net, from investments transferred into Level 3 during the period	$—	$—

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2012

(dollars in tables in thousands, except share data)

Securities Valuation

As of September 30, 2012, Newcastle’s securities valuation methodology and results are further detailed as follows:

			Fair Value
	Outstanding	Amortized			Internal
	Face	Cost	Multiple	Single	Pricing
Asset Type	Amount (A)	Basis (B)	Quotes (C)	Quote (D)	Models (E)	Total

CMBS	$484,684	$346,736	$296,337	$32,751	$48,664	$377,752
REIT debt	87,700	86,916	22,747	70,313	—	93,060
ABS - subprime	438,269	241,693	185,490	35,326	39,623	260,439
ABS - other real estate	10,208	1,915	—	854	722	1,576
FNMA / FHLMC	534,801	572,356	511,248	65,884	—	577,132
CDO	203,707	67,190	3,960	60,970	5,471	70,401
Total	$1,759,369	$1,316,806	$1,019,782	$266,098	$94,480	$1,380,360

(A)	Net of incurred losses
(B)	Net of discounts (or gross of premiums) and after OTTI, including impairment taken during the period ended September 30, 2012.
(C)	Management generally obtained pricing service quotations or broker quotations from two sources, one of which was generally the seller (the party that sold us the security). Management selected one of the quotes received as being most representative of fair value and did not use an average of the quotes. Even if Newcastle receives two or more quotes on a particular security that come from non-selling brokers or pricing services, it does not use an average because management believes using an actual quote more closely represents a transactable price for the security than an average level. Furthermore, in some cases there is a wide disparity between the quotes Newcastle receives. Management believes using an average of the quotes in these cases would generally not represent the fair value of the asset. Based on Newcastle’s own fair value analysis using internal models, management selects one of the quotes which is believed to more accurately reflect fair value. Newcastle never adjusts quotes received. These quotations are generally received via email and contain disclaimers which state that they are “indicative” and not “actionable” – meaning that the party giving the quotation is not bound to actually purchase the security at the quoted price.
(D)	Management was unable to obtain quotations from more than one source on these securities. The one source was generally the seller (the party that sold us the security) or a pricing service.
(E)	Securities whose fair value was estimated based on internal pricing models are further detailed as follows:

			Impairment	Unrealized Gains	Assumption Ranges
	Amortized		Recorded	(Losses) in			Cumulative
	Cost		In Current	Accumulated	Discount	Prepayment	Default	Loss
	Basis (B)	Fair Value	Period	OCI	Rate	Speed (F)	Rate	Severity
CMBS - Conduit	$7,083	$13,800	$208	$6,717	10%	N/A	13% - 100%	27% - 100%
CMBS - Large loan / single borrower	36,115	34,864	—	(1,251)	5% - 9%	N/A	0% - 100%	0% - 100%
ABS - subprime	29,176	39,623	719	10,447	8%	0% - 13%	24% - 85%	60% - 100%
ABS - other RE	745	722	64	(23)	8%	1% - 4%	30% - 46%	95% - 100%
CDO	4,246	5,471	—	1,225	10% - 35%	5%	13%	80%
Total	77,365	94,480	991	17,115

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

SEPTEMBER 30, 2012

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

The following tables summarize certain information for real estate related loans and residential mortgage loans held-for-sale as of September 30, 2012:

				Valuation
	Outstanding			Allowance/	Significant Input Ranges
	Face	Carrying	Fair	(Reversal) In	Discount	Loss
Loan Type	Amount	Value	Value	Current Year	Rate	Severity
Mezzanine	$530,343	$443,269	$449,847	$7,158	8.0% - 25.0%	0.0% - 100.0%
Bank Loan	334,855	180,044	180,044	(13,969)	6.2% - 31.7%	0.0% - 100.0%
B-Note	207,494	188,748	189,393	(4,068)	6.2% - 15.0%	0.0%
Whole Loan	30,242	30,242	30,256	—	5.1% - 7.1%	0.0% - 15.0%
Total Real Estate Related Loans Held-for-Sale, Net	$1,102,934	$842,303	$849,540	$(10,879)

				Valuation
	Outstanding			Allowance/ (Reversal)	Significant Input Ranges
	Face	Carrying	Fair	In	Discount	Prepayment	Constant	Loss
Loan Type	Amount	Value	Value	Current Year	Rate	Speed	Default Rate	Severity
Non-securitized Manufactured Housing Loans Portfolio I	$591	$151	$151	$16	38.9%	0.0%	52.9%	75.0%
Non-securitized Manufactured Housing Loans Portfolio II	3,144	2,415	2,415	(498)	15.5%	5.0%	3.5%	80.0%
Total Residential Mortgage Loans Held-for-Sale, Net	$3,735	$2,566	$2,566	$(482)

Loans which Newcastle has the intent and ability to hold into the foreseeable future are classified as held-for-investment. Loans held-for-investment are carried at the aggregate unpaid principal balance adjusted for any unamortized premium or discount, deferred fees or expenses, an allowance for loan losses, charge-offs and write-downs for impaired loans.

The following table summarizes certain information for residential mortgage loans held-for-investment as of September 30, 2012:

				Valuation
				Allowance/
				(Reversal)
	Outstanding			In	Significant Input Ranges
Loan Type	Face Amount	Carrying Value	Fair Value	Current Year	Discount Rate	Prepayment Speed	Constant Default Rate	Loss Severity
Securitized Manufactured Housing Loans Portoflio I	$122,453	$102,745	$102,844	$135	9.5%	4.0%	4.0%	75.0%
Securitized Manufactured Housing Loans Portfolio II	158,542	155,933	156,187	3,094	7.5%	5.0%	3.5%	80.0%

Residential Loans	57,163	42,692	43,042	(28)	5.0% - 7.8%	0.0% - 5.0%	0.0% - 3.0%	0.0% - 50.0%
Total Residential Mortgage Loans, Held-for-Investment, Net	$338,158	$301,370	$302,073	$3,201

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2012

(dollars in tables in thousands, except share data)

Excess MSRs Valuation

Fair value estimates of Newcastle’s Excess MSRs were based on internal pricing models. The valuation technique is based on discounted cash flows. Significant inputs used in the valuations included expectations of prepayment rates, delinquency rates, recapture rates, the excess mortgage servicing amount of the underlying mortgage loans, and discount rates that market participants would use in determining the fair values of mortgage servicing rights on similar pools of residential mortgage loans. In addition, in valuing the Excess MSRs, management considered the likelihood of Nationstar being removed as servicer, which likelihood is considered to be remote.

The following table summarizes certain information regarding the inputs used in valuing the Excess MSRs as of September 30, 2012:

	Significant Input Ranges
	Prepayment Speed (A)	Delinquency (B)	Recapture Rate (C)	Excess Mortgage Servicing Amount (D)	Discount Rate
MSR Pool 1	18.2%	10.0%	35.0%	29 bps	18.0%
MSR Pool 1 - Recapture Agreement	8.0%	10.0%	35.0%	21 bps	18.0%
MSR Pool 2	17.4%	11.0%	35.0%	23 bps	17.3%
MSR Pool 2 - Recapture Agreement	8.0%	10.0%	35.0%	21 bps	17.3%
MSR Pool 3	17.5%	12.0%	35.0%	23 bps	17.6%
MSR Pool 3 - Recapture Agreement	8.0%	10.0%	35.0%	21 bps	17.6%
MSR Pool 4	19.0%	16.0%	35.0%	17 bps	17.9%
MSR Pool 4 - Recapture Agreement	8.0%	10.0%	35.0%	21 bps	17.9%
MSR Pool 5	15.0%	N/A (E)	35.0%	13 bps	17.5%
MSR Pool 5 - Recapture Agreement	8.0%	N/A (E)	35.0%	21 bps	17.5%

(A)	Projected annualized weighted average voluntary and involuntary prepayment rate using a prepayment vector.
(B)	Projected percentage of mortgage loans in the pool that are expected to miss their mortgage payments.
(C)	Percentage of voluntarily prepaid loans that are expected to be refinanced by Nationstar.
(D)	Weighted average total mortgage servicing amount in excess of the basic fee.
(E)	The Excess MSR will be paid on the total UPB of the mortgage portfolio (including both performing and delinquent loans until REO)

All of the assumptions listed have some degree of market observability, based on Newcastle’s knowledge of the market, relationships with market participants, and use of common market data sources.

Prepayment speed projections are in the form of a “vector” that varies over the expected life of the pool. The prepayment vector specifies the percentage of the collateral balance that is expected to prepay voluntarily (i.e., pay off) and involuntarily (i.e., default) at each point in the future. The prepayment vector is based on assumptions that reflect factors such as the borrower’s FICO score, loan-to-value ratio, debt-to-income ratio, vintage on a loan level basis, as well as the projected effect on loans eligible for the Home Affordable Refinance Program 2.0 (“HARP 2.0”). This vector is scaled up or down to match recent collateral-specific prepayment experience. For the Recapture Agreements and recaptured loans, Newcastle also considers industry research on the prepayment experience of similar loan pools. This data is obtained from remittance reports, market data services and other market sources.

Delinquency rates are based on the recent pool-specific experience of loans that missed their most recent mortgage payments. For the Recapture Agreements and recaptured loans, delinquency rates are based on the experience of similar loan pools recently originated by Nationstar and recent delinquency experience. Additional consideration is given to loans that are expected to become 30 or more days delinquent.

Recapture rates are based on recent actual average recapture rates experienced by Nationstar on similar mortgage loan pools.

For existing mortgage pools, excess mortgage servicing amount projections are based on the actual total mortgage servicing amount in excess of a basic fee. For loans expected to be refinanced by Nationstar and subject to a Recapture Agreement, Newcastle considers the excess mortgage servicing amount on loans recently originated by Nationstar and other general market considerations.

The discount rates Newcastle uses are derived from a range of observable pricing on mortgage servicing rights backed by similar collateral.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2012

(dollars in tables in thousands, except share data)

Newcastle’s MSRs investments measured at fair value on a recurring basis using Level 3B inputs changed during the period ended September 30, 2012 as follows:

	Level 3B (A)
	MSR Pool 1	MSR Pool 2	MSR Pool 3	MSR Pool 4	MSR Pool 5	Total
Balance at December 31, 2011	$43,971	$—	$—	$—	$—	$43,971
Transfers (B)
Transfers from Level 3A	—	—	—	—	—	—
Transfers into Level 3A	—	—	—	—	—	—
Gains (losses) included in net income (C)	5,177	726	1,723	697	(1,810)	6,513
Interest income	5,832	1,929	1,807	747	6,104	16,419
Purchases, sales and repayments
Purchases	—	43,872	36,218	15,439	124,813	220,342
Purchase adjustments	(178)	(1,522)	—	—	—	(1,700)
Proceeds from sales	—	—	—	—	—	—
Proceeds from repayments	(12,899)	(3,730)	(3,620)	(1,359)	(5,590)	(27,198)
Balance at September 30, 2012	$41,903	$41,275	$36,128	$15,524	$123,517	$258,347

(A)	Includes the recapture agreement for each respective pool.
(B)	Transfers are assumed to occur at the beginning of the quarter.
(C)	The gains (losses) recorded in earnings during the period are attributable to the change in unrealized gains (losses) relating to Level 3 assets still held at the reporting dates. These gains(losses) are recorded in “Other Income (Loss)” in the consolidated statement of income.

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

For Excess MSRs acquired prior to the current quarter, we obtain a fairness opinion related to the valuation of our Excess MSRs on the existing mortgage pools from an independent valuation firm at the current quarter end date. For Excess MSRs acquired during the current quarter, we obtain a fairness opinion related to the valuation of our Excess MSRs on the existing mortgage pools at the time of acquisition. To date, we have not made any significant valuation adjustments as a result of these third party opinions.

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

SEPTEMBER 30, 2012

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

		Fair Value
		September 30,	December 31,
	Balance sheet location	2012	2011
Derivative Assets
Interest rate caps, designated as hedges	Derivative Assets	$—	$1,092
Interest rate caps, not designated as hedges	Derivative Assets	224	862
		$224	$1,954
Derivative Liabilities
Interest rate swaps, designated as hedges	Derivative Liabilities	$14,009	$90,025
Interest rate swaps, not designated as hedges	Derivative Liabilities	22,510	29,295
		$36,519	$119,320

The following table summarizes information related to derivatives:

	September 30, 2012	December 31, 2011
Cash flow hedges
Notional amount of interest rate swap agreements	$154,795	$848,434
Notional amount of interest rate cap agreements	—	104,205
Amount of (loss) recognized in OCI on effective portion	(13,883)	(69,908)
Deferred hedge gain (loss) related to anticipated financings, which have subsequently occurred, net of amortization	253	299
Deferred hedge gain (loss) related to dedesignation, net of amortization	(226)	(893)
Expected reclassification of deferred hedges from AOCI into earnings over the next 12 months	3	1,688

Expected reclassification of current hedges from AOCI into earnings over the next 12 months	(6,269)	(35,348)

Non-hedge Derivatives
Notional amount of interest rate swap agreements	296,532	316,600
Notional amount of interest rate cap agreements	23,400	36,428

The following table summarizes gains (losses) recorded in relation to derivatives:

		Three Months Ended September 30,		Nine Months Ended September 30,
	Income statement location	2012	2011	2012	2011
Cash flow hedges
Gain (loss) on the ineffective portion	Other income (loss)	$—	$(1,181)	$483	$(881)
Gain (loss) immediately recognized at dedesignation	Gain (loss) on sale of investments; Other income (loss)	—	—	(7,036)	(13,796)
Amount of gain (loss) reclassified from AOCI into income, related to effective portion	Interest expense	(7,830)	(12,824)	(28,766)	(51,532)
Deferred hedge gain reclassified from AOCI into income, related to anticipated financings	Interest expense	15	15	45	(43)
Deferred hedge gain (loss) reclassified from AOCI into income, related to effective portion of dedesignated hedges	Interest expense	307	497	1,205	1,799
Non-hedge derivatives gain (loss)	Other income (loss)	1,975	(2,109)	6,052	194

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2012

(dollars in tables in thousands, except share data)

Liabilities for Which Fair Value is Only Disclosed

The following table summarizes the level of the fair value hierarchy, valuation techniques and inputs used for estimating each class of liabilities not measured at fair value in the statement of financial position but for which fair value is disclosed:

Type of Liabilities Not Measured At Fair Value for Which Fair Value Is Disclosed	Fair Value Hierarchy	Valuation Techniques and Significant Inputs
CDO bonds payable	Level 3	Valuation technique is based on discounted cash flow. Significant inputs include:
		•	Underlying security and loan prepayment, default and cumulative loss expectations
		•	Amount and timing of expected future cash flows
		•	Market yields and credit spreads implied by comparisons to transactions of similar tranches of CDO debt by the varying levels of subordination
Other bonds and notes payable	Level 3	Valuation technique is based on discounted cash flow. Significant inputs include:
		•	Amount and timing of expected future cash flows
		•	Interest rates
		•	Broker quotations
		•	Market yields and credit spreads implied by comparisons to transactions of similar tranches of securitized debt by the varying levels of subordination
Repurchase agreements	Level 2	Valuation technique is based on market comparables. Significant variables include:
		•	Amount and timing of expected future cash flows
		•	Interest rates
		•	Collateral funding spreads
Mortgage notes payable	Level 3	Valuation technique is based on discounted cash flows Significant inputs include:
		•	Amount and timing of expected future cash flows
		•	Interest rates
		•	Collateral funding spreads
Junior subordinated notes payable	Level 3	Valuation technique is based on discounted cash flow Significant inputs include:
		•	Amount and timing of expected future cash flows
		•	Interest rates
		•	Market yields and the credit spread of Newcastle

8. EQUITY AND EARNINGS PER SHARE

Newcastle is required to present both basic and diluted earnings per share (“EPS”). Basic EPS is calculated by dividing net income available for common stockholders by the weighted average number of shares of common stock outstanding during each period. Diluted EPS is calculated by dividing net income available for common stockholders by the weighted average number of shares of common stock outstanding plus the additional dilutive effect of common stock equivalents during each period. Newcastle’s common stock equivalents are its outstanding stock options. During the nine months ended September 30, 2012 and 2011, based on the treasury stock method, Newcastle had 1,249,474 and 8,454 dilutive common stock equivalents, respectively, resulting from its outstanding options. Net income available for common stockholders is equal to net income less preferred dividends. During the three months ended September 30, 2012 and 2011, based on the treasury stock method, Newcastle had 2,191,363 and 16,396 dilutive common stock equivalents, respectively, resulting from its outstanding options.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2012

(dollars in tables in thousands, except share data)

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

In July 2012, Newcastle issued 25,300,000 shares of its common stock in a public offering at a price to the underwriters of $6.63 per share for net proceeds of approximately $167.4 million. Certain officers and directors of Newcastle participated in this offering and purchased an aggregate of 450,000 shares at a price of $6.70 per share. For the purpose of compensating the Manager for its successful efforts in raising capital for Newcastle, in connection with this offering, Newcastle granted options to the Manager to purchase 2,530,000 shares of Newcastle’s common stock at a price of $6.70, which had a fair value of approximately $8.3 million as of the grant date. The assumptions used in valuing the options were: a 0.75% risk-free rate, an 11.94% dividend yield, 147.5% volatility and a 4.8 year expected term.

As of September 30, 2012, Newcastle’s outstanding options were summarized as follows:

Held by the Manager	11,249,338
Issued to the Manager and subsequently transferred to certain of the Manager’s employees	2,275,271
Issued to the independent directors	16,000
Total	13,540,609

9. COMMITMENTS AND CONTINGENCIES

Litigation — Newcastle is, from time to time, a defendant in legal actions from transactions conducted in the ordinary course of business. Management, after consultation with legal counsel, believes the ultimate liability arising from such actions, individually and in the aggregate, that existed at September 30, 2012, if any, will not materially affect Newcastle’s consolidated results of operations or financial position.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2012

(dollars in tables in thousands, except share data)

10. GAIN (LOSSES) ON SETTLEMENT OF INVESTMENTS, NET AND OTHER INCOME (LOSS), NET

These items are comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Gain (loss) on settlement of investments, net
Gain on settlement of real estate securities	$4,930	$5,635	$14,615	$78,570
Loss on settlement of real estate securities	(8)	(24)	(4,433)	(5,047)
Gain on sale of CDO X interests	224,317	—	224,317	—
Gain on repayment/disposition of loans held-for-sale	—	25	—	1,811
Loss on repayment/disposition of loans held-for-sale	—	—	(1,614)	—
	$229,239	$5,636	$232,885	$75,334
Other income (loss), net
Gain (loss) on non-hedge derivative instruments	$1,975	$(2,109)	$6,052	$194
Unrealized (loss) recognized at de-designation of hedges	—	—	(7,036)	(13,796)
Hedge ineffectiveness	—	(1,181)	483	(881)
Equity in earinings of equity method investees	—	43	—	43
Collateral management fee income, net	407	496	1,383	1,864
Other income (loss)	42	—	768	—
	$2,424	$(2,751)	$1,650	$(12,576)

11. SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES RELATED TO CDOs

Newcastle considers all activity in its CDOs’ restricted cash accounts to be non-cash activity for purposes of its consolidated statement of cash flows since transactions conducted with restricted cash have no effect on its cash and cash equivalents. Supplemental non-cash investing and financing activities relating to CDOs are disclosed below:

	Nine Months Ended September 30,
	2012	2011
Restricted cash generated from sale of securities	$56,629	$320,017
Restricted cash generated from sale of real estate related loans	$—	$125,141
Restricted cash generated from paydowns on securities and loans	$197,686	$452,693
Restricted cash used for purchases of real estate securities	$143,184	$297,054
Restricted cash used for purchases of real estate related loans	$91,481	$339,850
Restricted cash used for repayments of CDO bonds payable	$102,988	$94,210
Restricted cash used for purchases of derivative instruments	$408	$—
Restricted cash used to return margin collateral	$6,550	$—
Restricted cash used for repurchases of other bonds payable	$—	$3,213

CDO Deconsolidation
Real estate securities	$1,033,016	$262,617
Restricted cash	$51,522	$37,988
Derivative liabilities	$57,343	$20,257
CDO bonds payable	$1,110,694	$336,046

12. RECENT ACTIVITIES

On May 14, 2012, Newcastle entered into definitive agreements to co-invest in Excess MSRs related to mortgage servicing rights that Nationstar proposed to acquire from Residential Capital, LLC and related entities (“ResCap”) in an auction conducted as part of ResCap’s bankruptcy proceedings. Through September 30, 2012, Newcastle funded a deposit of $25.2 million. The auction commenced on October 23, 2012, and Nationstar did not submit the highest bid on October 24, 2012. Therefore, Newcastle will not complete this co-investment, provided that the bankruptcy court approves the highest bid at the auction. Upon the termination of the definitive agreements, Newcastle will be entitled to a refund of its deposit and its portion of the breakup fee of approximately $8.4 million.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2012

(dollars in tables in thousands, except share data)

On July 18, 2012, Newcastle completed the acquisition of eight senior housing assets from entities owned and managed by Walter C. Bowen for an aggregate purchase price of approximately $143.3 million plus related expenses. These assets comprise more than 800 beds in senior living facilities located in California, Oregon, Utah, Arizona and Idaho. Newcastle funded the purchase price with an equity investment of approximately $54.9 million and third-party financing of approximately $88.4 million. The financing is non-recourse, matures in seven years and currently has a weighted average interest rate of 3.45%. This acquisition was accounted for as a business combination, under which all assets acquired are recognized at their acquisition-date fair value with acquisition-related costs being expensed as incurred. In the nine months ended September 30, 2012, Newcastle recorded approximately $3.5 million of expenses related to the acquisition as General and Administrative expenses in the consolidated statements of income. Newcastle has retained affiliates of Fortress to manage the properties. Pursuant to a management agreement for each property, Newcastle pays management fees equal to 6% of the property’s gross income (as defined in the agreements) for the first two years and 7% thereafter. In addition, Newcastle will reimburse the manager for certain expenses, primarily the compensation expense associated with the on-site employees. In connection with the acquisition of the assets in July, 2012, Newcastle reimbursed Fortress for approximately $6.4 million (which had been recorded in Due to Affiliates as of June 30, 2012) of pre-acquisition disbursements related to the assets.

On September 12, 2012, Newcastle completed the sale of 100% of its interests in CDO X to the sole owner of the senior notes and another third party, in connection with the liquidation and termination of CDO X. Newcastle received $130 million for $89.75 million face amount of subordinated notes and all of its equity in CDO X. As a result, Newcastle recorded a gain on sale and deconsolidated CDO X. The sale and resulting deconsolidation has reduced Newcastle’s gross assets by $1.1 billion, reduced liabilities by $1.2 billion, decreased other comprehensive income by $25.5 million and resulted in a gain of $224.3 million in the quarter ended September 30, 2012. A condition to the sale of its interests was the right to purchase certain collateral held by CDO X. Newcastle purchased eight securities with a face amount of $101 million for 49.4% of par, or approximately $50 million.

In the first nine months of 2012, Newcastle repurchased $34.1 million face amount of Newcastle CDO bonds for $10.8 million. As a result, Newcastle extinguished $34.1 million of CDO debt and recorded a gain on extinguishment of debt of $23.1 million.

In the first nine months of 2012, Newcastle purchased $321.7 million principal balance of non-agency residential mortgage backed securities for approximately $201.7 million using $142.5 million of unrestricted cash and financed with approximately $59.2 million of repurchase agreements. These repurchase agreements bear interest at LIBOR plus 200 basis points, mature in October 2012, have a 65% advance rate and are subject to customary margin call provisions.

In the first nine months of 2012, Newcastle purchased $347.2 million principal balance of FNMA/FHLMC securities (primarily one-year ARMs) for approximately $367.6 million, using $19.4 million of unrestricted cash and financed with $348.2 million of repurchase agreements. These repurchase agreements bear interest at 0.42%, mature in October 2012, and are subject to customary margin call provisions.

In October 2012, Newcastle purchased $126.0 million face of FNMA/FHLMC securities for approximately $134.0 million, using $6.7 million of unrestricted cash and financed with approximately $127.3 million of repurchase agreements. These repurchase agreements bear interest at 0.43%, mature in November 2012, and are subject to customary margin call provisions.

See note 8 regarding the public offerings of Newcastle’s common stock in April 2012, May 2012 and July 2012.

These financial statements include a discussion of material events that have occurred subsequent to September 30, 2012 (referred to as “subsequent events”) through the issuance of these consolidated financial statements. Events subsequent to that date have not been considered in these financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following should be read in conjunction with the unaudited consolidated financial statements and notes thereto included herein, and with Part II, Item 1A, “Risk Factors.”

GENERAL

Newcastle Investment Corp. is a real estate investment and finance company. We invest in, and actively manage, a portfolio of real estate securities, loans, excess mortgage servicing rights (“Excess MSRs”) and other real estate related assets, such as senior living facilities. Our objective is to maximize the difference between the yield on our investments and the cost of financing these investments. We often seek to hedge our interest rate risk. We emphasize portfolio management, asset quality, liquidity, diversification, match funded financing and credit risk management.

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

We generally employ leverage as part of our investment strategy, though we do not currently use leverage to purchase excess MSRs. We do not have a predetermined target debt to equity ratio as we believe the appropriate leverage for the particular assets we are financing depends on the credit quality of those assets. As of September 30, 2012, we had complied with the general investment guidelines adopted by our board of directors that limit total leverage. We utilize leverage for the sole purpose of financing our portfolio and not for the purpose of speculating on changes in interest rates.

We strive to maintain access to a broad array of capital resources in an effort to insulate our business from potential fluctuations in the availability of capital. We seek to utilize multiple forms of financing, including sales of common or preferred equity, collateralized debt obligations (CDOs), other securitizations, term loans, and trust preferred securities, as well as short term financing in the form of loans and repurchase agreements. As we discuss in more detail under “–Market Considerations” below, while market conditions have improved meaningfully since 2008, the current conditions continue to reduce the array of capital resources available to us and have made the terms of capital resources we are able to obtain generally less favorable to us relative to the terms we were able to obtain prior to the onset of challenging conditions. That said, we have recently been able to access more types of capital – and on better terms – than we had been able to access during 2008 and 2009.

We typically seek to match fund our investments with respect to interest rates and maturities in order to reduce the impact of interest rate fluctuations on earnings and reduce the risk of refinancing our liabilities prior to the maturity of the investments. We seek to finance a substantial portion of our real estate securities and loans through the issuance of term debt, which generally represents obligations issued in multiple classes secured by an underlying portfolio of assets. Specifically, our CDO financings offer us the structural flexibility to buy and sell certain investments to manage risk and, subject to certain limitations, to optimize returns.

We conduct our business through the following segments: (i) investments financed with non-recourse collateralized debt obligations (“non-recourse CDOs”), (ii) unlevered investments in deconsolidated Newcastle CDO debt (“unlevered CDOs”), (iii) unlevered Excess MSRs, (iv) investments in senior living assets financed with non-recourse debt (“non-recourse senior living”), (v) investments financed with other non-recourse debt (“non-recourse other”), (vi) investments and debt repurchases financed with recourse debt (“recourse”), (vii) other unlevered investments (“unlevered other”) and (viii) corporate. With respect to the non-recourse CDOs and non-recourse other segments, Newcastle is generally entitled to receive net cash flows from these structures on a periodic basis. Revenues attributable to each segment, as restated for previously reported periods, are disclosed below (in thousands).

For the Nine Months Ended	Non- Recourse	Unlevered	Unlevered Excess	Non- recourse Senior	Non- Recourse		Unlevered		Inter- segment
September 30,	CDOs	CDOs	MSRs	Living	Other	Recourse	Other	Corporate	Elimination	Total
2012	$161,490	$339	$16,422	$7,548	$54,753	$4,981	$7,234	$135	$(5,167)	$247,735
2011	$164,523	$120	$—	$—	$54,421	$1,626	$1,933	$99	$(3,983)	$218,739

Market Considerations

Financial Markets in which We Operate

Our ability to generate income is dependent on our ability to invest our capital on a timely basis at attractive returns. The two primary market factors that affect our ability to do this are (1) credit spreads and (2) the availability of financing on favorable terms.

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

From mid-2007 through early 2009, credit spreads widened substantially. One of the key drivers of the widening of credit spreads over these years was the continued disruption and liquidity concerns throughout the credit markets. The severity and scope of the disruption intensified meaningfully during the fourth quarter of 2008 and the first quarter of 2009. In the latter part of 2009, credit spreads tightened substantially and continued to tighten in 2010 and the first half of 2011. However, credit spreads have widened since the third quarter of 2011, reflecting the challenging economic environment. These changes in credit spreads caused the net unrealized gains on our securities to increase during the first half of 2011, but these increases were reversed and resulted in net unrealized losses in the second half of 2011. Market conditions have improved moderately but remain challenging and could change rapidly. We cannot predict how recent or future changes in market conditions will affect our business.

We utilize multiple forms of financing, depending on their appropriateness and availability, to finance our investments, including sales of common or preferred equity, collateralized debt obligations or other securitizations, term loans, trust preferred securities, and short-term financing in the form of loans and repurchase agreements. One component of our investment strategy is to use match funded financing structures, such as CDOs, at rates that provide a positive net spread relative to our investment returns.

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

These dynamics resulted in a pipeline of MSRs for sale by banks to non-bank servicers, as these institutions are under pressure to exit or reduce their exposure to the mortgage servicing business. As a result, we believe that this relative oversupply of MSRs, combined with a historically low interest rate environment and a challenging credit market, have contributed to an availability of MSRs that are attractively priced. We closed on our first investment in Excess MSRs in December 2011, made two additional investments in June 2012, and are exploring opportunities to acquire additional Excess MSRs that provide attractive risk-adjusted returns.

In addition, we believe that the senior living sector currently presents an attractive investment opportunity. Specifically,

•	projected changes in demographics will drive increased demand for senior housing, yet new supply is limited, creating favorable supply-demand fundamentals;
•	targeting smaller portfolios enables us to avoid pricing competition with other active REIT buyers of large portfolios, thereby focusing our acquisitions on quality senior housing assets that provide more competitve pricing fundamentals; and
•	capitalizing on the experience of our manager in the senior living industry, we expect to generate growth in property-level net operating income when operational and structural efficiencies are achieved.

We acquired our first portfolio of senior living assets in July 2012 for an aggregate purchase price of approximately $143 million plus related expenses. These assets comprise more than 800 beds in senior living facilities located in California, Oregon, Utah, Arizona and Idaho. We funded the purchase price with an equity investment of approximately $55 million and non-recourse financing of approximately $88 million. The financing currently has a weighted average interest rate of 3.45% and is secured by, among other things, a first lien security interest in each of the properties. We have retained affiliates of Fortress to manage the properties. Pursuant to a management agreement for each property, we pay a management fee equal to 6% of the properties’ gross income (as defined in each agreement) for the first two years and 7% thereafter, and we reimburse the manager for certain property-level expenses. We are exploring opportunities to invest in additional senior living facilities.

We are also pursuing investments in residential mortgage backed securities (“RMBS”) that have been securitized by either public or private trusts (“non-Agency RMBS”). Since the onset of the financial crisis in 2007, there has been significant volatility in the prices for non-Agency RMBS. This has resulted from a widespread contraction in capital available for this asset class, deteriorating housing fundamentals, and an increase in forced selling by institutional investors (often in response to rating agency downgrades). While the prices of these assets have started to recover from their lows, we believe a meaningful gap still exists between current prices and the recovery value of many non-Agency RMBS. Accordingly, we believe there are opportunities to acquire non-Agency RMBS at attractive risk-adjusted yields, with the potential for meaningful upside if the U.S. economy and housing market continue to strengthen. We believe the value of existing non-Agency RMBS may also rise if the number of buyers returns to pre-2007 levels. As of September 30, 2012, we had acquired non-Agency RMBS with a face amount of approximately $322 million for a total purchase price of $202 million, or 62.7% of face amount.

Liquidity

Credit and liquidity conditions have improved relative to the conditions experienced during the 2008-2009 financial crisis. That said, the challenging credit and liquidity conditions that we experienced during the financial crisis continue to adversely affect us and the markets in which we operate in a number of ways. For example, these conditions have reduced the market trading activity for many real estate securities and loans, resulting in less liquid markets for those securities and loans. As the securities held by us and many other companies in our industry are marked to market at the end of each quarter, the decreased liquidity and concern over market conditions have resulted in significant reductions in mark to market valuations of many real estate securities and loans and the collateral underlying them, as well as volatility and uncertainty with respect to such valuations. These lower valuations, and decreased expectations of future cash flows, have affected us by, among other things:

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

With respect to dividends, we expect to pay dividends on our preferred stock on October 31, 2012. We declared a quarterly dividend of $0.22 per common share for the third quarter of 2012, which will be paid on October 31, 2012. We may elect to adjust or not to pay any future dividend payments to reflect our current and expected cash from operations or to satisfy future liquidity needs.

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

Potential Separation Transaction

We may consider a transaction to separate our Excess MSRs and certain non-agency RMBS from the remainder of our investment portfolio. If the transaction resulted in these assets being held in a stand-alone entity, we expect that such entity would elect and qualify to be taxed as a REIT. In such a transaction, for federal income tax purposes, taxable stockholders would be required to include the full value of the stand-alone entity as ordinary income to the extent of our current and accumulated earnings and profits, and would likely not receive a cash dividend sufficient to pay the associated income taxes. Our board of directors has authorized us to explore such a transaction; however, no decision has been made as to whether or not we would complete such a transaction. The consummation of a separation transaction is subject to further approval by our board of directors, and there can be no assurance as to the timing, terms, structure or completion of any such transaction. Any such transaction would be subject to a number of risks and uncertainties, could have tax implications for the holders of shares of our common stock, and could adversely affect the price of shares of our common stock.

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

In addition, our investments in CMBS, CDO securities and loans may be deemed to be variable interests in VIEs, depending on their structure. We are not obligated to provide, nor have we provided, any financial support to these VIEs. We monitor these investments and, to the extent we determine that we potentially own a majority of the currently controlling class, analyze them for potential consolidation. As of September 30, 2012, we have not consolidated these potential VIEs due to the determination that, based on the nature of our investments and the provisions governing these structures, we do not have the power to direct the activities that most significantly impact their economic performance.

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

See Note 7 to our consolidated financial statements in Part I, Item 1, “Financial Statements and Supplementary Data” for information regarding the fair value of our investments, and its estimation methodology, as of September 30, 2012.

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

We generally classify the broker and pricing service quotations we receive as level 3A inputs, except for certain liquid securities. They are quoted prices in generally inactive and illiquid markets for identical or similar securities. These quotations are generally received via email and contain disclaimers which state that they are “indicative” and not “actionable” – meaning that the party giving the quotation is not bound to actually purchase the security at the quoted price. These quotations are generally based on models prepared by the brokers and we have little visibility into the inputs they use. Based on quarterly procedures we have performed with respect to quotations received from these brokers, including comparison to the outputs generated from our internal pricing models and transactions we have completed with respect to these securities, as well as on our knowledge and experience of these markets, we have generally determined that these quotes represent a reasonable estimate of fair value. For the $1.3 billion carrying value of securities valued using quotations as of September 30, 2012, a 100 basis point change in credit spreads would impact estimated fair value by approximately $29.5 million.

Our estimation of the fair value of level 3B assets (as described below) involves significant judgment. We validated the inputs and outputs of our models by comparing them to available independent third party market parameters and models for reasonableness. We believe the assumptions we used are within the range that a market participant would use, and factor in the liquidity conditions currently in the markets. In the first nine months of 2012, the inputs to our models, including discount rates, prepayment speeds, default rates and severity assumptions, have generally remained consistent with the assumptions used at year-end, other than certain modifications we have made to the assumptions to reflect conditions relevant to specific assets.

For CMBS and ABS securities valued with internal models, which have an aggregate fair value of $89.0 million as of September 30, 2012, a 10% unfavorable change in our assumptions would result in the following decreases in such aggregate fair value (in thousands):

	CMBS	ABS
Outstanding face amount	$120,564	$113,743

Fair value	$48,664	$40,345

Effect on fair value with 10% unfavorable change in:
Discount rate	$(1,252)	$(1,012)
Prepayment rate	N/A	$(213)
Default rate	$(902)	$(1,953)
Loss severity	$(93)	$(3,486)

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

As of September 30, 2012, we had 19 securities, with a carrying amount of $57.5 million, that had been downgraded during the nine months ended September 30, 2012, and recorded a net other-than-temporary impairment charge of $0.2 million on these securities in the nine months ended September 30, 2012. However, we do not depend on credit ratings in underwriting our securities, either at acquisition or on an ongoing basis. As mentioned above, a credit rating downgrade is one factor that we monitor and consider in our analysis regarding other-than-temporary impairment, but it is not determinative. Our securities generally benefit from the support of one or more subordinate classes of securities or equity or other forms of credit support. Therefore, credit rating downgrades, even to the extent they relate to an expectation that a securitization we have invested in, on an overall basis, has credit issues, may not ultimately impact cash flow estimates for the class of securities in which we are invested.

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

Revenue Recognition on Securities

Income on these securities is recognized using a level yield methodology based upon a number of cash flow assumptions that are subject to uncertainties and contingencies. Such assumptions include the rate and timing of principal and interest receipts (which may be subject to prepayments and defaults). These assumptions are updated on at least a quarterly basis to reflect changes related to a particular security, actual historical data and market changes. These uncertainties and contingencies are difficult to predict and are subject to future events, and economic and market conditions, which may alter the assumptions. For securities acquired at a discount for credit losses, we recognize the excess of all cash flows expected over our investment in the securities as Interest Income on a “loss adjusted yield” basis. The loss-adjusted yield is determined based on an evaluation of the credit status of securities, as described in connection with the analysis of impairment above.

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

Revenue Recognition on Loans Held-for-sale

Real estate related, commercial mortgage and residential mortgage loans that are considered held-for-sale are carried at the lower of amortized cost or estimated fair value determined on either an individual method basis, or in the aggregate for pools of similar loans. Interest income is recognized based on the loan’s coupon rates to the extent management believes it is collectible. Purchase discounts are not amortized as interest income during the period the loans are held-for-sale. A change in the market value of the loans, to the extent that the value is not above the cost basis, is recorded in Valuation Allowance.

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

The following tables summarize the estimated change in fair value of the Excess MSRs as of September 30, 2012 given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate (dollars in thousands):

Fair value at September 30, 2012	$258,347

Discount rate shift in %	-20%	-10%	+10%	+20%
Estimated fair value	$285,101	$270,826	$246,724	$236,460
Change in estimated fair value:
Amount	$26,754	$12,479	$(11,623)	$(21,887)
%	10.4%	4.8%	-4.5%	-8.5%

Prepayment rate shift in %	-20%	-10%	+10%	+20%
Estimated fair value	$281,292	$269,264	$247,752	$238,098
Change in estimated fair value:
Amount	$22,945	$10,917	$(10,595)	$(20,249)
%	8.9%	4.2%	-4.1%	-7.8%

Delinquency rate shift in %	-20%	-10%	+10%	+20%
Estimated fair value	$263,044	$260,580	$255,651	$253,187
Change in estimated fair value:
Amount	$4,697	$2,233	$(2,696)	$(5,160)
%	1.8%	0.9%	-1.0%	-2.0%

Recapture rate shift in %	-20%	-10%	+10%	+20%
Estimated fair value	$252,070	$255,074	$261,038	$263,890
Change in estimated fair value:
Amount	$(6,277)	$(3,273)	$2,691	$5,543
%	-2.4%	-1.3%	1.0%	2.1%

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

Purchase Accounting

The acquisition of the senior living assets and the liabilities assumed were recorded at fair value. In determining the allocation of the purchase price between net tangible and identified intangible assets acquired and liabilities assumed, management made estimates of the fair value of the tangible and intangible assets and liabilities using information obtained as a result of preacquisition due diligence, marketing, leasing activities, and independent appraisals. Management allocated the purchase price to net tangible and identified intangible assets acquired and liabilities assumed based on their fair values as of the acquisition date. The determination of fair value involved the use of significant judgment and estimation.

Impairment of Investments in Real Estate and Resident Lease Intangibles

We own senior living assets held for investment. Intangibles and long-lived assets are tested for potential impairment annually or when changes in circumstances indicate the carrying value may not be recoverable. Indicators of impairment include material adverse changes in the projected revenues and expenses, significant underperformance relative to historical or projected future operating results, and significant negative industry or economic trends. An impairment is determined to have occurred if the future net undiscounted cash flows expected to be generated is less than the carrying value of an asset. The impairment is measured as the difference between the carrying value and the fair value. Significant judgment is required both in determining impairment and in estimating the fair value. We may use assumptions and estimates derived from a review of our operating results, business projections, expected growth rates, discount rates, and tax rates. We also make certain assumptions about future economic conditions, interest rates, and other market data. Many of the factors used in these assumptions and estimates are outside the control of management, and can change in future periods.

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

RESULTS OF OPERATIONS

The following table summarizes the changes in our results of operations for the three and nine months ended September 30, 2012 compared to the three and nine months ended September 30, 2011 (dollars in thousands):

	Three Months Ended September 30,		Increase (Decrease)
	2012	2011	Amount	%
Interest income	$82,850	$72,393	$10,457	14.4%
Interest expense	28,411	32,587	(4,176)	(12.8%)
Net interest income	54,439	39,806	14,633	36.8%

Impairment (Reversal)
Valuation allowance (reversal) on loans	4,094	17,644	(13,550)	(76.8%)
Other-than-temporary impairment on securities, net	920	4,006	(3,086)	(77.0%)
	5,014	21,650	(16,636)	(76.8%)
Net interest income (loss) after impairment/reversal	49,425	18,156	31,269	172.2%

Other Revenues	7,548	—	7,548	N.M.

Other Income (Loss)
Gain (loss) on settlement of investments, net	229,239	5,636	223,603	3967.4%
Gain on extinguishment of debt	2,345	15,917	(13,572)	(85.3%)
Change in fair value of investments in excess mortgage servicing rights	1,774	—	1,774	N.M.
Other income (loss), net	2,424	(2,751)	5,175	188.1%
	235,782	18,802	216,980	1154.0%
Expenses
Loan and security servicing expense	1,054	1,198	(144)	(12.0%)
Property operating expenses	4,742	—	4,742	0.0%
General and administrative expense	4,703	1,399	3,304	236.2%
Management fee to affiliate	6,852	4,569	2,283	50.0%
Depreciation and amortization	2,370	—	2,370	0.0%
	19,721	7,166	12,555	175.2%
Income (loss) from continuing operations	$273,034	$29,792	$243,242	816.5%

	Nine Months Ended September 30,		Increase (Decrease)
	2012	2011	Amount	%
Interest income	$240,187	$218,739	$21,448	9.8%
Interest expense	88,038	106,502	(18,464)	(17.3%)
Net interest income	152,149	112,237	39,912	35.6%

Impairment (Reversal)
Valuation allowance (reversal) on loans	(8,160)	(38,218)	30,058	78.6%
Other-than-temporary impairment on securities, net	14,593	13,595	998	7.3%
	6,433	(24,623)	31,056	126.1%

Net interest income (loss) after impairment/reversal	145,716	136,860	8,856	6.5%

Other Revenues	7,548	—	7,548	N.M.

Other Income (Loss)
Gain (loss) on settlement of investments, net	232,885	75,334	157,551	209.1%
Gain on extinguishment of debt	23,127	60,402	(37,275)	(61.7%)
Change in fair value of investments in excess mortgage servicing rights	6,513	—	6,513	N.M.
Other income (loss), net	1,650	(12,576)	14,226	113.1%
	264,175	123,160	141,015	114.5%
Expenses
Loan and security servicing expense	3,256	3,458	(202)	(5.8%)
Property operating expenses	4,742	—	4,742	N.M.
General and administrative expense	13,193	4,649	8,544	183.8%
Management fee to affiliate	17,459	13,313	4,146	31.1%
Depreciation and amortization	2,370	—	2,370	N.M.
	41,020	21,420	19,600	91.5%
Income (loss) from continuing operations	$376,419	$238,600	$137,819	57.8%

N.M. – Not meaningful.

Interest Income

Three months ended September 30, 2012 compared to the three months ended September 30, 2011

Interest income increased by $10.5 million during the three months ended September 30, 2012 compared to the three months ended September 30, 2011 primarily due to (i) a $0.6 million net increase in interest income as a result of new investments in securities and loans, offset by paydowns and changes in interest rates and (ii) a $9.9 million increase in interest income as a result of investments in Excess MSRs.

Nine months ended September 30, 2012 compared to the nine months ended September 30, 2011

Interest income increased by $21.4 million during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 primarily due to a (i) a $14.1 million net increase in interest income as a result of new investments in securities and loans, offset by paydowns and changes in interest rates and (ii) a $16.4 million increase in interest income as a result of investments in Excess MSRs. The increases described in (i) and (ii) above were partially offset by a $9.1 million decrease in interest income as a result of the deconsolidation of CDO V in June 2011.

Interest Expense

Three Months ended September 30, 2012 compared to the three months ended September 30, 2011

Interest expense decreased by $4.2 million primarily due to (i) a $0.3 million decrease in interest expense on debt as a result of the paydowns and repurchases of our CDO debt obligations and (ii) a $5.0 million decrease in interest expense on derivatives as a result of the termination of interest rate swaps, decreases in swap notional amounts, and changes in interest rates. The decreases described in (i) and (ii) above were partially offset by a $0.7 million increase in mortgage interest expense as a result of the acquisition of senior living assets in July 2012 and a $0.4 million increase in interest expense due to a higher outstanding balance of repurchase agreement financing on our FNMA/FHLMC securities and non-agency RMBS.

Nine Months ended September 30, 2012 compared to the nine months ended September 30, 2011

Interest expense decreased by $18.5 million primarily due to (i) a $3.0 million decrease in interest expense on debt as a result of the paydowns and repurchases of our CDO debt obligations and the deconsolidation of CDO V and (ii) a $17.2 million decrease in interest expense on derivatives as a result of the termination of interest rate swaps, decreases in swap notional amounts, changes in interest rates and the deconsolidation of CDO V. The decreases described in (i) to (ii) above were partially offset by a $0.7 million increase in mortgage interest expense as a result of the acquisition of senior living assets in July 2012 and a $1.1 million increase in interest expense on other bonds payable and repurchase agreements due to the refinancing of our manufactured housing loan portfolios and a higher outstanding balance of repurchase agreement financing on our FNMA/FHLMC securities and non-agency RMBS.

Valuation Allowance (Reversal) on Loans

Three Months ended September 30, 2012 compared to the three months ended September 30, 2011

The valuation allowance (reversal) on loans changed by $13.6 million primarily due to (i) a $10.1 million larger net decrease in fair values of our real estate related loans during the three months ended September 30, 2011 compared to the three months ended September 30, 2012 as a result of higher write-downs recorded on certain real estate related loans in the 2011 period than in the 2012 period and (ii) a $3.5 million higher net valuation allowance on our manufactured housing loans and residential mortgage loans in the 2011 period than in the 2012 period due to the reclassification of our manufactured housing loan portfolio II and residential mortgage loans from held-for-sale to held-for-investment in May 2011 and September 2011, respectively. This change in fair values and the reclassification impacted the amount of valuation allowance we were able to reverse during those periods.

The reversal of previously established valuation allowances will likely decline over time as the reversal is subject to (i) a continued improvement in loan valuations and (ii) the remaining amount of previously established allowances that have not yet been reversed.

Nine Months ended September 30, 2012 compared to the nine months ended September 30, 2011

The valuation allowance (reversal) on loans changed by $30.1 million primarily due to (i) a $32.8 million larger net increase in fair values of our real estate related loans during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2012, as a result of market conditions improving more in the 2011 period than in the

2012 period, partially offset by a $2.7 million lower net valuation allowance on our manufactured housing loans and residential mortgage loans in the 2012 period than in the 2011 period due to the reclassification of our manufactured housing loan portfolio II and residential mortgage loans from held-for-sale to held-for-investment in May 2011 and September 2011, respectively. This change in fair values and the reclassification impacted the amount of valuation allowance we were able to reverse during those periods.

The reversal of previously established valuation allowances will likely decline over time as the reversal is subject to (i) a continued improvement in loan valuations and (ii) the remaining amount of previously established allowances that have not yet been reversed.

Other-than-temporary Impairment on Securities, Net

Three months ended September 30, 2012 compared to the three months ended September 30, 2011

The other-than-temporary impairment on securities decreased by $3.1 million primarily due to market conditions improving in the quarter ended September 2012. We recorded an impairment charge of $0.9 million on 4 securities during the quarter ended September 30, 2012, compared to an impairment charge of $4.0 million on 12 securities during the quarter ended September 30, 2011.

Nine months ended September 30, 2012 compared to the nine months ended September 30, 2011

The other-than-temporary impairment on securities increased by $1.0 million primarily due to an additional decline in the value of certain commercial mortgage backed securities. We recorded an impairment charge of $14.6 million on 12 securities during the nine months ended September 30, 2012, compared to an impairment charge of $13.6 million on 25 securities during the nine months ended September 30, 2011.

Other Revenues

Three months ended September 30, 2012 compared to the three months ended September 30, 2011

The other revenues increased $7.5 million due to the acquisition of the senior living assets in July 2012.

Nine months ended September 30, 2012 compared to the nine months ended September 30, 2011

The other revenues increased $7.5 million due to the acquisition of the senior living assets in July 2012.

Gain (Loss) on Settlement of Investments, Net

Three months ended September 30, 2012 compared to the three months ended September 30, 2011

The net gain on settlement of investments increased by $223.6 million primarily due to a $224.3 million gain on the sale of CDO X interests recorded in the quarter ended September 30, 2102, partially offset by a $0.7 million decrease in the net gain on sales and repayments of investments in the 2012 period compared to the 2011 period. We recorded a net gain of $4.9 million on 6 securities that were sold during the quarter ended September 30, 2012, compared to a net gain of $5.6 million on 18 securities and loans that were sold or paid off during the quarter ended September 30, 2011.

Nine months ended September 30, 2012 compared to the nine months ended September 30, 2011

The net gain on settlement of investments increased by $157.6 million primarily due to a $224.3 million gain on the sale of CDO X interests recorded in the quarter ended September 30, 2102, partially offset by a $66.7 million decrease in the net gain on sales and repayments of investments in the 2012 period compared to the 2011 period. We recorded a net gain of $8.6 million on 26 securities and loans that were sold or paid off during the nine months ended September 30, 2012, compared to a net gain of $75.3 million on 90 securities and loans that were sold or paid off during the nine months ended September 30, 2011.

Gain (Loss) on Extinguishment of Debt

Three months ended September 30, 2012 compared to the three months ended September 30, 2011

The gain on extinguishment of debt decreased by $13.6 million due to a lower face amount and a higher average price of debt repurchased in the three months ended September 30, 2012 compared to the three months ended September 30, 2011. We repurchased $4.0 million face amount of our own CDO debt at an average price of 41.0% of par during the three months ended September 30, 2012 compared to $20.0 million face amount of CDO bonds and other bonds payable repurchased at an average price of 19.9% of par during the three months ended September 30, 2011.

Nine months ended September 30, 2012 compared to the nine months ended September 30, 2011

The gain on extinguishment of debt decreased by $37.3 million due to a lower face amount, somewhat offset by a lower average price of debt, repurchased in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. We repurchased $34.1 million face amount of our own CDO debt at an average price of 31.8% of par during the nine months ended September 30, 2012 compared to $155.1 million face amount of CDO bonds and other bonds payable repurchased at an average price of 60.8% of par during the nine months ended September 30, 2011.

Change in Fair Value of Investments in Excess Mortgage Servicing Rights

Three months ended September 30, 2012 compared to the three months ended September 30, 2011

The change in fair value of investments in excess mortgage servicing rights increased $1.8 million due to the acquisition of these investments since December 2011 and the subsequent increases in value.

Nine months ended September 30, 2012 compared to the nine months ended September 30, 2011

The change in fair value of investments in excess mortgage servicing rights increased $6.5 million due to the acquisition of these investments since December 2011 and the subsequent increases in value.

Other Income (Loss), Net

Three months ended September 30, 2012 compared to the three months ended September 30, 2011

Other income increased by $5.2 million primarily due to (i) a $4.1 million greater increase in the fair value of certain non-hedge interest rate swap agreements as a result of changes in interest rates in the quarter ended September 30, 2012 compared to the quarter ended September 30, 2011 and (ii) a $1.1 million increase in other income related to hedge ineffectiveness and collateral management fee income.

Nine months ended September 30, 2012 compared to the nine months ended September 30, 2011

Other income increased by $14.2 million primarily due to (i) a $5.8 million greater increase in the fair value of certain non-hedge interest rate swap agreements as a result of changes in interest rates in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, (ii) a $6.8 million decrease in unrealized losses recognized on certain interest rate swap agreements in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, primarily caused by the fact that the interest rate swap agreements that were de-designated as accounting hedges (since the hedged items were considered not probable of occurring) had higher notional amounts during the nine months ended September 30, 2011 and (iii) a $1.6 million increase in other income related to hedge ineffectiveness and collateral management fee income.

Loan and Security Servicing Expense

Three months ended September 30, 2012 compared to the three months ended September 30, 2011

Loan and security servicing expense remained relatively stable during the three months ended September 30, 2012 compared to the three months ended September 30, 2011.

Nine months ended September 30, 2012 compared to the nine months ended September 30, 2011

Loan and security servicing expense remained relatively stable during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.

Property Operating Expenses

Three months ended September 30, 2012 compared to the three months ended September 30, 2011

The property operating expenses increased $4.7 million due to the acquisition of the senior living assets in July 2012.

Nine months ended September 30, 2012 compared to the nine months ended September 30, 2011

The property operating expenses increased $4.7 million due to the acquisition of the senior living assets in July 2012.

General and Administrative Expense

Three months ended September 30, 2012 compared to the three months ended September 30, 2011

General and administrative expense increased by $3.3 million primarily due to an increase in professional fees related to the acquisitions of Excess MSRs and senior living assets.

Nine months ended September 30, 2012 compared to the nine months ended September 30, 2011

General and administrative expense increased by $8.5 million primarily due to an increase in professional fees related to the acquisitions of Excess MSRs and senior living assets.

Management Fee to Affiliate

Three months ended September 30, 2012 compared to the three months ended September 30, 2011

Management fees increased by $2.3 million primarily due to (i) an increase in gross equity as a result of our public offerings of common stock in September 2011, April 2012, May 2012 and July 2012, and (ii) an increase in property management fees in connection with the acquisition of senior living assets in July 2012.

Nine months ended September 30, 2012 compared to the nine months ended September 30, 2011

Management fees increased by $4.1 million primarily due to (i) an increase in gross equity as a result of our public offerings of common stock in March 2011, September 2011, April 2012, May 2012 and July 2012, and (ii) an increase in property management fees in connection with the acquisition of senior living assets in July 2012.

Depreciation and Amortization

Three months ended September 30, 2012 compared to the three months ended September 30, 2011

The depreciation and amortization expense increased $2.4 million due to the acquisition of the senior living assets in July 2012.

Nine months ended September 30, 2012 compared to the nine months ended September 30, 2011

The depreciation and amortization expense increased $2.4 million due to the acquisition of the senior living assets in July 2012.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments, and other general business needs. Additionally, to maintain our status as a REIT under the Code, we must distribute annually at least 90% of our REIT taxable income. As of December 31, 2011, we had a loss carryforward, inclusive of net operating loss and capital loss, of approximately $896.8 million. The net operating loss carryforward and capital loss carryforward can generally be used to offset future ordinary taxable income and capital gain, for up to twenty years and five years, respectively. As a result, we do not expect that there will be any REIT distribution requirements for the year ending December 31, 2012. We note that a portion of this requirement may be able to be met in future years through stock dividends, rather than cash, subject to limitations based on the value of our stock. Our primary sources of funds for liquidity consist of net cash provided by operating activities, sales or repayments of investments, potential refinancing of existing debt and the issuance of equity securities, when feasible. We have an effective shelf registration statement with the SEC, which allows us to issue common stock, preferred stock, depositary shares, debt securities and warrants. Our debt obligations are generally secured directly by our investment assets, except for the junior subordinated notes payable.

Sources of Liquidity and Uses of Capital

As of the date of this filing, we have sufficient liquid assets, which include unrestricted cash and FNMA/FHLMC securities, to satisfy all of our short-term recourse liabilities. Our junior subordinated notes payable are long-term obligations. With respect to the next twelve months, we expect that our cash on hand combined with our cash flow provided by operations will be sufficient to satisfy our anticipated liquidity needs with respect to our current investment portfolio, including related financings, hedging activity, potential margin calls and operating expenses. While it is inherently more difficult to forecast beyond the next twelve months, we currently expect to meet our long-term liquidity requirements, specifically the repayment of our recourse debt obligations, through our cash on hand and, if needed, additional borrowings, proceeds received from equity offerings or repurchase agreements and similar financings, and the liquidation or refinancing of our assets.

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

Cash flow provided by operations constitutes a critical component of our liquidity. Essentially, our cash flow provided by operations is equal to (i) the net cash flow from our CDOs that have not failed their over collateralization or interest coverage tests, plus (ii) the net cash flow from our non-CDO investments that are not subject to mandatory debt repayment, including principal and sales proceeds, (iii) revenues received from our senior living portfolio, less (iv) operating expenses (primarily management fees, property operating expenses, professional fees and insurance), less (v) interest on the junior subordinated notes payable and less (vi) preferred dividends.

Our cash flow provided by operations differs from our net income due to these primary factors: (i) accretion of discount or premium on our real estate securities and loans (including the accrual of interest and fees payable at maturity), discount on our debt obligations, deferred financing costs, and deferred hedge gains and losses, (ii) gains and losses from sales of assets financed with CDOs, (iii) the valuation allowance recorded in connection with our loan assets, as well as other-than-temporary impairment on our securities, (iv) unrealized gains or losses on our non-hedge derivatives, (v) the non-cash gains or losses associated with our early extinguishment of debt, (vi) depreciation and amortization, and (vii) net income (loss) generated within CDOs that have failed their over collateralization or interest coverage tests. Proceeds from the sale of assets which serve as collateral for our CDO financings, including gains thereon, are required to be retained in the CDO structure until the related bonds are retired and are, therefore, not available to fund current cash needs outside of these structures.

Update on Liquidity, Capital Resources and Capital Obligations

In April 2012, May 2012 and July 2012, we raised approximately $115 million, $152 million and $167 million, respectively, through public offerings of our common shares.

In July 2012, in connection with our acquisition of the senior living facilities, we obtained a third-party debt financing of $88.4 million. The financing is non-recourse, matures in seven years and currently has a weighted average interest rate of 3.45%.

In September 2012, we completed the sale of 100% of our interests in CDO X for $130 million. In connection with the sale of our interests in CDO X, we purchased certain collateral held by CDO X for approximately $50 million. Following this purchase, the net proceeds from the sale were approximately $80 million.

Certain details regarding our liquidity, current financings and capital obligations as of October 23, 2012 are set forth below:

•	Cash – We had a total of approximately $184.5 million of unrestricted cash, which excludes $37.9 million of cash to be used to pay our common dividends.

•	Margin Exposure and Recourse Financings – We have margin exposure on a $7.1 million repurchase agreement related to the financing of the Newcastle Class-I MM notes (of which only $1.8 million is recourse), a $60.6 million repurchase agreement related to the financing of non-Agency RMBS and a $660.1 million repurchase agreement related to the financing of FNMA/FHLMC securities.

•	Excess MSR commitment – We committed to invest up to $450 million to acquire an interest in Excess MSRs related to mortgage servicing rights that Nationstar proposed to acquire from Residential Capital, LLC and related entities (“ResCap”) in an auction conducted as part of ResCap’s bankruptcy proceedings. However, at the auction, Nationstar did not submit the highest bid. As a result, we expect that our commitment will expire undrawn, provided that the bankruptcy court approves the highest bid at the auction. See Note 12 to our consolidated financial statements.

The following table compares our recourse financings excluding the junior subordinated notes (in thousands):

Recourse Financings(1)	October 23, 2012	September 30, 2012	December 31, 2011
CDO Securities	$1,780	$1,789	$2,182

Non-agency RMBS	60,648	59,646	—
Non-FNMA/FHLMC recourse financings	62,428	61,435	2,182

FNMA/FHLMC securities	660,133	538,524	231,012
Total recourse financings	$772,561	$599,959	$233,194

(1) The CDO recourse financings and non-agency RMBS recourse financings will mature in December 2012 and January 2013, respectively. The FNMA/FHLMC recourse financing will mature between October 2012 and November 2012.

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

•	Impact of Rating Downgrades on CDO Cash Flows – Ratings downgrades of assets in our CDOs can negatively impact compliance with the CDOs’ over collateralization tests. Generally, the over collateralization test measures the principal balance of the specified pool of assets in a CDO against the corresponding liabilities issued by the CDO. However, based on ratings downgrades, the principal balance of an asset or of a specified percentage of assets in a CDO may be deemed to be reduced below their current balance to levels set forth in the related CDO documents for purposes of calculating the over collateralization test. As a result, ratings downgrades can reduce the assumed principal balance of the assets used in the over collateralization test relative to the corresponding liabilities in the test, thereby reducing the over collateralization percentage. In addition, actual defaults of assets would also negatively impact compliance with the over collateralization tests. Failure to satisfy an over collateralization test could result in the redirection of cashflows, or, in certain cases, in the potential removal of Newcastle as collateral manager of the affected CDO. See “Debt Obligations” below for a summary of assets on negative watch for possible downgrade in our CDOs.

•	Impact of Expected Repayment or Forecasted Sale on Cash Flows – The timing of and proceeds from the repayment or sale of certain investments may be different than expected or may not occur as expected. Proceeds from sales of assets in the current illiquid market environment are unpredictable and may vary materially from their estimated fair value and their carrying value.

Investment Portfolio

The following summarizes our consolidated investment portfolio at September 30, 2012 (dollars in millions).

	Outstanding Face Amount	Amortized Cost Basis (1)	Percentage of Total Amortized Cost Basis	Carrying Value	Number of Investments	Credit (2)	Weighted Average Life (years) (3)
Investment (9)
I. Residential Servicing & Securities
Excess MSRs Investments	258	244	8.6%	258	5	—	5.5
Non-Agency RMBS (4)	309	193	6.7%	200	21	CC	4.8
Total Residential Servicing & Securities Assets	567	437	15.3%	458			5.1

II. Commercial Real Estate Debt & Other Assets
Commercial Assets
CMBS	$485	$347	12.1%	$378	78	BB-	3.4
Mezzanine Loans	530	443	15.5%	443	17	77%	2.3
B-Notes	207	189	6.6%	189	7	65%	2.4
Whole Loans	30	30	1.1%	30	3	48%	1.3
CDO Securities (5)	97	68	2.4%	70	5	BB	3.7
Other Investments (6)	25	25	0.8%	25	1	—	—
Total Commercial Assets	1,374	1,102	38.5%	1,135			2.8

Residential Assets
MH and Residential Loans	342	299	10.5%	299	9,137	704	6.2
Subprime Securities	129	49	1.7%	61	42	CCC+	4.9
Real Estate ABS	10	2	0.1%	2	3	CCC-	4.9
	481	350	12.3%	362			5.8
FNMA/FHLMC securities	535	563	19.7%	568	45	AAA	4.3
Total Residential Assets	1,016	913	32.0%	930			5.0

Corporate Assets
REIT Debt	88	86	3.0%	93	11	BBB-	2.1
Corporate Bank Loans	335	180	6.3%	180	7	CC	1.9
Total Corporate Assets	423	266	9.3%	273			1.9

Senior Living Property Investments(7)	144	142	4.9%	142	8	—	—

Total Commercial Real Estate Debt & Other Assets	2,957	2,423	84.7%	2,480			3.5

TOTAL / WA	$3,524	$2,860	100.0%	$2,938			3.8

Reconciliation to GAAP total assets:
Subprime mortgage loans subject to call option (8)				405
Real estate held-for-sale				8
Cash and restricted cash				232
Other				54

GAAP total assets				$3,637

WA – Weighted average, in all tables.

(1)	Net of impairment.
(2)	Credit represents the weighted average of minimum rating for rated assets, the loan-to-value ratio (based on the appraised value at the time of purchase or refinancing) for non-rated commercial assets, or the FICO score for non-rated residential assets and an implied AAA rating for FNMA/FHLMC securities. Ratings provided above were determined by third party rating agencies as of a particular date, may not be current and are subject to change at any time.
(3)	Weighted average life is based on the timing of expected principal reduction on the asset.
(4)	Represents non-Agency RMBS purchased outside of our CDOs since April 2012.
(5)	Represents non-consolidated CDO securities, excluding eight securities with a zero value, which had an aggregate face amount of $106 million.
(6)	Represents an equity investment in a real estate owned property.
(7)	Face amount of senior living property investments represents the gross carrying amount, which excludes accumulated depreciation and amortization.
(8)	Our subprime mortgage loans subject to call option are excluded from the statistics because they result from an option, not an obligation, to repurchase such loans, are noneconomic until such option is exercised, and are offset by an equal liability on the consolidated balance sheet.
(9)	The following tables summarize certain supplemental data relating to our investments (dollars in tables in thousands):

Excess MSRs

Collateral Characteristics:

		Collateral Characteristics
	Current Carrying Amount	Original Principal Balance	Current Principal Balance	FICO Score	WA Coupon	WA Maturity (months)	Average Loan Age (months)	Uncollected Payments (A)	Delinquency 30+ (A)	1 Month CPR (B)	1 Month CRR (C)	1 Month CDR (D)	Recapture Rate
Pool 1
Original Pool	$35,134	$9,940,385	$8,453,980	688	6.0%	281	69	9.2%	12.6%	15.2%	12.7%	3.0%	32.0%
Recaptured Loans	1,296	—	307,725	754	4.6%	321	4	0.2%	0.2%	2.3%	2.3%	0.0%	0.0%
Recapture Agreements	5,473	—	—	—	—	—	—	—	—	—	—	—	—
	41,903	9,940,385	8,761,705	690	6.0%	282	67	8.8%	12.2%	14.8%	12.4%	2.7%	32.0%

Pool 2
Original Pool	34,960	10,383,891	9,720,952	701	5.3%	321	57	14.4%	16.0%	8.8%	8.3%	0.5%	16.5%
Recaptured Loans	64	—	13,094	747	4.3%	295	1	0.0%	0.0%	1.2%	1.2%	0.0%	0.0%
Recapture Agreement	6,251	—	—	—	—	—	—	—	—	—	—	—	—
	41,275	10,383,891	9,734,046	701	5.3%	321	57	14.4%	15.9%	8.8%	8.3%	0.5%	16.5%

Pool 3
Original Pool	31,016	9,844,114	9,410,542	666	4.7%	293	71	14.9%	17.9%	10.9%	8.4%	2.7%	2.8%
Recaptured Loans	21	—	2,459	743	4.0%	314	1	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Recapture Agreement	5,091	—	—	—	—	—	—	—	—	—	—	—	—
	36,128	9,844,114	9,413,001	666	4.7%	293	71	14.9%	17.9%	10.9%	8.4%	2.7%	2.8%

Pool 4
Original Pool	12,435	6,250,549	6,010,137	666	3.9%	318	58	20.6%	23.0%	9.8%	3.4%	6.6%	18.7%
Recaptured Loans	16	—	3,735	775	4.1%	338	1	0.0%	0.0%	1.9%	1.9%	0.0%	0.0%
Recapture Agreement	3,073	—	—	—	—	—	—	—	—	—	—	—	—
	15,524	6,250,549	6,013,872	666	3.9%	318	58	20.6%	23.0%	9.8%	3.4%	6.6%	18.7%

Pool 5
Original Pool	114,779	47,572,905	45,706,396	650	4.8%	302	63	30.5%	39.9%	8.3%	3.6%	4.9%	0.0%
Recapture Agreement	8,738	—	—	—	—	—	—	—	—	—	—	—	—
	123,517	47,572,905	45,706,396	650	4.8%	302	63	30.5%	39.9%	8.3%	3.6%	4.9%	0.0%
Total/WA	$258,347	$83,991,844	$79,629,020	664	4.9%	302	63	23.5%	30.0%	9.5%	5.7%	4.0%	7.3%

(A)	Uncollected payments represent the percentage of underlying loans that missed their most recent payment and therefore generally we did not receive our excess mortgage servicing amount. Delinquency 30+ represents the percentage of underlying loans that are delinquent by 30 days or more.
(B)	Constant prepayment rate.
(C)	Voluntary prepayment rate.
(D)	Involuntary prepayment rate.

Non-Agency RMBS (A)

	Security Characteristics
Vintage (B)	Average Minimum Rating (C)	Number of Securities	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Principal Subordination (D)	Excess Spread (E)
Pre 2004	CCC-	10	$28,290	$21,769	11.3%	$21,758	18.6%	4.3%
2004	B	2	40,007	20,011	10.4%	22,457	16.2%	3.9%
2005	D	1	2,587	1,447	0.8%	1,604	0.0%	8.4%
2006	D	4	128,931	76,601	39.8%	79,177	0.0%	7.1%
2007 and later	CCC-	4	109,102	72,846	37.7%	74,866	16.4%	8.7%
Total/WA	CC	21	$308,917	$192,674	100.0%	$199,862	9.6%	7.0%

	Collateral Characteristics
Vintage (B)	Average Loan Age (years)	Collateral Factor (F)	3 month CPR (G)	Delinquency (H)	Cumulative Losses to Date
Pre 2004	9.3	0.07	11.1%	14.5%	3.2%
2004	7.9	0.09	13.0%	22.5%	3.6%
2005	6.8	0.23	8.1%	22.1%	14.1%
2006	6.2	0.29	9.6%	26.7%	18.8%
2007 and later	5.5	0.51	10.2%	26.9%	22.5%
Total / WA	6.5	0.32	10.4%	25.1%	16.7%

(A)	Represents non-agency RMBS purchased outside of our CDOs since April 2012.
(B)	The year in which the securities were issued.
(C)	Ratings provided above were determined by third party rating agencies as of a particular date, may not be current and are subject to change at any time. We had approximately $0.5 million of non-agency RMBS assets that were on negative watch for possible downgrade by at least one rating agency as of September 30, 2012.
(D)	The percentage of the outstanding face amount of securities and residual interests that is subordinate to our investments.
(E)	The annualized amount of interest received on the underlying loans in excess of the interest paid on the securities, as a percentage of the outstanding collateral balance.
(F)	The ratio of original unpaid principal balance of loans still outstanding.
(G)	Three month average constant prepayment rate.
(H)	The percentage of underlying loans that are 90+ days delinquent, or in foreclosure or considered real estate owned (REO).

CMBS

Deal Vintage (A)	Average Minimum Rating (B)	Number	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Delinquency 60+/FC/REO (C)	Principal Subordination (D)	Weighted Average Life (years) (E)
Pre 2004	BB-	19	$68,463	$66,355	19.1%	$61,259	12.6%	19.7%	1.9
2004	BB+	17	79,774	69,378	20.0%	69,250	0.6%	7.1%	3.0
2005	BB-	9	80,133	29,017	8.4%	48,099	4.5%	7.0%	3.5
2006	B+	21	150,073	94,573	27.3%	101,423	7.6%	11.4%	2.4
2007	CCC+	4	15,237	2,503	0.7%	4,539	5.4%	6.9%	1.8
2010	BB	3	35,000	32,944	9.5%	35,941	0.0%	2.0%	8.1
2011	BB+	5	56,004	51,966	15.0%	57,241	0.0%	4.1%	5.3
Total / WA	BB-	78	$484,684	$346,736	100.0%	$377,752	5.2%	9.5%	3.4

(A)	The year in which the securities were issued.
(B)	Ratings provided above were determined by third party rating agencies as of a particular date, may not be current and are subject to change at any time. We had $32.6 million of CMBS assets that were on negative watch for possible downgrade by at least one rating agency as of September 30, 2012.
(C)	The percentage of underlying loans that are 60+ days delinquent, in foreclosure or considered real estate owned (REO).
(D)	The percentage of the outstanding face amount of securities that is subordinate to our investments.
(E)	Weighted average life is based on the timing of expected principal reduction on the asset.

Mezzanine Loans, B-Notes and Whole Loans

Asset Type	Number	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Weighted Average First Dollar Loan to Value (A)	Weighted Average Last Dollar to Loan Value (A)	Delinquency (B)
Mezzanine Loans	17	$530,343	$443,269	66.9%	$443,269	65.2%	76.7%	2.3%
B-Notes	7	207,494	188,748	28.5%	188,748	53.4%	65.1%	0.0%
Whole Loans	3	30,242	30,242	4.6%	30,242	0.0%	48.3%	0.0%
Total/WA	27	$768,079	$662,259	100.0%	$662,259	59.4%	72.4%	1.6%

(A)	Loan to value is based on the appraised value at the time of purchase or refinancing.
(B)	The percentage of underlying loans that are non-performing, in foreclosure, under bankruptcy filing or considered real estate owned.

CDO Securities (A)

Collateral Manager	Primary Collateral Type	Number	Average Minimum Rating (B)	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Principal Subordination (C)
Third Party	CMBS	1	CC	$5,500	$2,955	4.4%	$3,960	52.4%
Newcastle	CMBS	3	CCC	19,159	4,246	6.3%	5,471	15.6%
Newcastle	ABS	1	BBB	72,583	59,989	89.3%	60,970	52.5%
TOTAL/WA		5	BB	$97,242	$67,190	100.0%	$70,401	45.2%

(A)	Represents non-consolidated CDO securities, excluding eight securities with a zero value, which had an aggregate face amount of $106 million.
(B)	Ratings provided above were determined by third party rating agencies as of a particular date, may not be current and are subject to change at any time. We had no CDO assets that were on negative watch for possible downgrade by at least one rating agency as of September 30, 2012.
(C)	The percentage of the outstanding face amount of securities that is subordinate to our investments.

Manufactured Housing and Residential Loans

Deal	Average FICO Score (A)	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Average Loan Age (years)	Original Balance	Delinquency 90+/FC/REO (B)	Cumulative Loss to Date
Manufactured Housing Loans Portfolio I	704	$123,044	$101,210	33.9%	$101,210	10.9	$327,855	0.6%	8.8%

Manufactured Housing Loans Portfolio II	702	161,686	155,181	51.9%	155,181	13.3	434,739	1.6%	7.1%

Residential Loans Portfolio I	712	53,384	39,094	13.1%	39,094	9.4	646,357	8.1%	0.4%

Residential Loans Portfolio II	737	3,779	3,477	1.1%	3,477	8.0	83,950	0.0%	0.0%
Total / WA	704	$341,893	$298,962	100.0%	$298,962	11.8	$1,492,901	2.2%	6.6%

(A)	Based on updated FICO scores provided by the loan servicer of the manufactured housing loan portfolios and original FICO scores for the residential loan portfolios as the loan servicers of the residential loan portfolios do not provide updated FICO scores.
(B)	The percentage of loans that are 90+ days delinquent, or in foreclosure or considered real estate owned (REO).

Subprime Securities (A)

	Security Characteristics
Vintage (B)	Average Minimum Rating (C)	Number of Securities	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Principal Subordination (D)	Excess Spread (E)
Pre 2004	CCC+	6	$5,578	$2,408	4.9%	$3,558	28.0%	3.3%
2004	CCC	6	11,930	3,016	6.2%	4,935	6.5%	2.6%
2005	CC	19	57,210	7,604	15.5%	12,086	16.9%	4.0%
2006	BB-	5	40,713	26,743	54.6%	29,475	41.4%	4.3%
2007	CCC	6	13,921	9,248	18.8%	10,523	26.0%	3.9%
Total / WA	CCC+	42	$129,352	$49,019	100.0%	$60,577	25.1%	3.9%

	Collateral Characteristics
Vintage (B)	Average Loan Age (years)	Collateral Factor (F)	3 Month CPR (G)	Delinquency (H)	Cumulative Losses to Date
Pre 2004	9.1	0.05	9.1%	19.4%	2.5%
2004	8.1	0.14	13.4%	13.3%	2.7%
2005	7.3	0.14	13.0%	30.8%	9.7%
2006	6.4	0.28	12.7%	23.1%	20.8%
2007	5.4	0.42	11.3%	27.1%	24.5%
Total / WA	7.0	0.21	12.6%	25.8%	13.9%

Real Estate ABS

	Security Characteristics
Asset Type	Average Minimum Rating (C)	Number	Outstanding Face Amount	Amortized Cost Basis Amount	Percentage of Total Amortized Basis	Carrying Value	Principal Subordination (D)	Excess Spread (E)

Small Business Loans	CCC-	3	$10,208	$1,915	100.0%	$1,576	3.0%	0.6%
Total / WA	CCC-	3	$10,208	$1,915	100.0%	$1,576	3.0%	0.6%

	Collateral Characteristics
	Average
	Loan Age	Collateral	3 Month		Cumulative
Asset Type	(years)	Factor (F)	CPR (G)	Delinquency (H)	Loss to Date

Small Business Loans	9.9	0.21	1.1%	37.9%	21.2%
Total / WA	9.9	0.21	1.1%	37.9%	21.2%

(A)	Includes subprime retained securities in the securitizations of Subprime Portfolios I and II. For further information on these securitizations, see Note 4 to our consolidated financial statements included herein.
(B)	The year in which the securities were issued.
(C)	Ratings provided above were determined by third party rating agencies as of a particular date, may not be current and are subject to change at any time. We had approximately $24.4 million of ABS assets that were on negative watch for possible downgrade by at least one rating agency as of September 30, 2012.
(D)	The percentage of the outstanding face amount of securities and residual interests that is subordinate to our investments.
(E)	The annualized amount of interest received on the underlying loans in excess of the interest paid on the securities, as a percentage of the outstanding collateral balance.
(F)	The ratio of original unpaid principal balance of loans still outstanding.
(G)	Three month average constant prepayment rate.
(H)	The percentage of underlying loans that are 90+ days delinquent, or in foreclosure or considered real estate owned (REO).

REIT Debt

Industry	Average Minimum Rating (A)	Number	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value

Retail	A-	3	$34,500	$33,819	38.9%	$37,169
Diversified	B-	1	12,000	11,989	13.8%	11,760
Office	BBB-	2	12,000	12,076	13.9%	12,405
Multifamily	BBB	2	12,500	12,509	14.4%	13,264
Healthcare	BBB-	3	16,700	16,523	19.0%	18,462
Total / WA	BBB-	11	$87,700	$86,916	100.0%	$93,060

Corporate Bank Loans

Industry	Average Minimum Rating (A)	Number	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value

Media	CCC-	2	110,279	36,061	20.0%	36,061
Resorts	NR	3	198,601	122,915	68.3%	122,915
Restaurant	B	2	25,975	21,068	11.7%	21,068
Total / WA	CC	7	$334,855	$180,044	100.0%	$180,044

(A)	Ratings provided above were determined by third party rating agencies as of a particular date, may not be current and are subject to change at any time. We had no corporate assets that were on negative watch for possible downgrade by at least one rating agency as of September 30, 2012.

Senior Living Portfolio

Investment characteristics:

Portfolio	Acquisition Date	Properties	Number of Beds	Gross Initial Investment (A)	Purchase Price	Accumulated Depreciation/ Amortization and Closing Adjustments	Carrying value (B)	Outstanding Debt
BPM	July 2012	8	836	$149,267	$143,300	$1,747	$141,553	$88,400

Performance information:

Average Revenue
	Average Occupancy		Per Occupied Bed (C)
	Three Months		Three Months
	Ended		Ended
Portfolio	September 30, 2012	At Acquisition	September 30, 2012	At Acquisition
BPM	88.0%	88.2%	$4,213	$4,136

(A)	Purchase price plus related acquisition costs.
(B)	Combined GAAP carrying value of long-lived assets and resident lease intangibles, net of accumulated depreciation and amortization.
(C)	Total monthly revenue divided by the average number of occupied beds.

Debt Obligations

Our debt obligations, as summarized in Note 6 to our consolidated financial statements included herein, existing at September 30, 2012 (gross of $4.9 million of discounts) had contractual maturities as follows (in thousands):

	Nonrecourse	Recourse	Total
Period from October 1, 2012 through December 31, 2012	$5,368	$540,313	$545,681
2013	—	59,646	59,646
2014	—	—	—
2015	—	—	—
2016	—	—	—
2017	—	—	—
Thereafter	1,902,775	—	1,902,775
Total	$1,908,143	$599,959	$2,508,102

Certain of the debt obligations included above are obligations of our consolidated subsidiaries which own the related collateral. In some cases, including the CDO Bonds Payable and Other Bonds Payable, such collateral is not available to other creditors of ours.

Our non-CDO debt obligations contain various customary loan covenants. We were in compliance with all of the covenants in our non-CDO financings as of September 30, 2012.

The following table provides additional information regarding short-term borrowings. These short-term borrowings were used to finance certain of our investments in FNMA/FHLMC securities, non-agency RMBS and our investments in certain senior notes issued by Newcastle CDO VI. The FNMA/FHLMC and non-agency RMBS repurchase agreements have full recourse to Newcastle and the CDO VI repurchase agreement has recourse to Newcastle for up to twenty-five percent of the outstanding balance of the repurchase facility, which was approximately $1.8 million as of September 30, 2012. The weighted average differences between the fair value of the assets and the face amount of available financing for the FNMA/FHLMC repurchase agreements, non-agency RMBS repurchase agreements and the CDO VI repurchase agreements were 5%, 35% and 50%, respectively, during the nine months ended September 30, 2012.

			Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
	Outstanding Balance at September 30, 2012		Average Daily Amount Outstanding	Maximum Amount Outstanding	Weighted Average Interest Rate	Average Daily Amount Outstanding	Maximum Amount Outstanding	Weighted Average Interest Rate
Repurchase agreements	$605,327	*	$518,835	$609,728	0.62%	$341,610	$609,728	0.53%

*Of which $600.0 million was recourse to us.

In the first nine months of 2012, we purchased $347.2 million principal balance of FNMA/FHLMC securities (primarily one-year ARMs) for approximately $367.6 million, using $19.4 million of unrestricted cash and financed with $348.2 million of repurchase agreements. These repurchase agreements bear interest at 0.42%, mature in November 2012, and are subject to customary margin call provisions.

In the first nine months of 2012, we repurchased $34.1 million face amount of CDO bonds for $10.8 million. As a result, we extinguished $34.1 million face amount of CDO debt and recorded a gain on extinguishment of debt of $23.1 million.

Each of our CDO financings contains tests that measure the amount of over collateralization and excess interest in the transaction. At issuance, each of our CDOs passed all of these tests. Failure to satisfy these tests would generally cause (or has caused) the cash flow that would otherwise be distributed to the more junior classes of securities (including those held by Newcastle) to be redirected to pay down the most senior class of securities outstanding until the tests are satisfied. As a result, our cash flow and liquidity are negatively impacted upon such a failure, and the impact could be (and has been) material. The table set forth below presents data, including the most recent quarterly cash flows received by Newcastle, for each of our CDOs, and sets forth which of the CDOs have satisfied these tests in the most recent quarter. The amounts set forth are as of September 30, 2012 unless otherwise noted (dollars in thousands). For those CDOs that have failed their applicable over collateralization tests, the impact of failing is already reflected in the cash flow set forth in the table. For those CDOs that have satisfied their applicable over collateralization tests, we could potentially lose substantially all of the cash flows from those CDOs in future quarters if we fail to satisfy the tests in the future. The amounts in the table reflect data at the CDO level and thus are different from the GAAP balance sheet due to intercompany amounts eliminated in Newcastle’s consolidated balance sheet.

	CDO IV			CDO VI			CDO VIII			CDO IX
Balance Sheet:
Assets Face Amount		$182,318			$208,094			$864,348			$771,404
Assets Fair Value		162,875			145,273			643,549			604,063

Issued Debt Face Amount (1)		92,233			91,469			600,837			496,956
Derivative Net Liabilites Fair Value		4,311			17,953			13,883			—
Cash Receipts:
Quarterly net cash receipts (2)		$378			$134			$6,492			$8,709

Collateral Composition (3):	Face	Fair Value		Face	Fair Value		Face	Fair Value		Face	Fair Value
CMBS	$122,325	$107,653	BB	$107,227	$75,760	BB	$148,425	$113,086	BB-	$80,701	$80,494	BB
REIT Debt	33,500	35,101	BBB	54,200	57,959	BBB-	—	—	—	—	—	—
ABS	16,761	11,349	BB-	46,667	11,554	CC	72,853	57,321	BB-	3,232	3,209	BBB+
Bank Loans	—	—	—	—	—	—	227,552	141,156	CCC+	186,690	116,013	CCC-
Mezzanine Loans / B-Notes / Whole Loans	9,732	8,772	BB+	—	—	—	348,768	308,729	CCC+	409,580	351,995	CCC
CDO	—	—	—	—	—	—	66,750	23,257	CCC-	68,539	29,967	CCC+
Residential Loans	—	—	—	—	—	—	—	—	—	3,779	3,502	NR
Other Investments	—	—	—	—	—	—	—	—	—	18,883	18,883	—
Cash for Reinvestment	—	—	—	—	—	—	—	—	—	—	—	—
Total	$182,318	$162,875	BB	$208,094	$145,273	BB-	$864,348	$643,549	B-	$771,404	$604,063	CCC

Collateral on Negative Watch (4)	$1,675			$1,600			$53,773			$—

CDO Cash Flow Triggers (5):
Over Collateralization (6):
As of Sept-2012 remittance Cushion (Deficit) ($)		$213			$(176,780)			$70,553			$127,199
Interest Coverage (6):
As of Sept-2012 remittance Cushion (Deficit) ($)		47.4%			(80.1%)			418.7%			537.2%
CDO Overview:
Effective		Sep-04			Aug-05			Mar-07			Jul-07
Reinvestment Period End (7)		Passed			Passed			Passed			Passed
Optional Call (8)		Passed			Passed			Passed			Passed
Auction Call (9)		Mar-14			Apr-15			Nov-16			May-17
WA Debt Spread (bps) (10)		82			50			50			60

See notes on next page.

(1)	Includes CDO bonds issued to third parties and held by Newcastle’s consolidated CDOs.

(2)	Represents net cash received from each CDO based on all of our interests in such CDO (including senior management fees but excluding principal received from senior CDO bonds owned by Newcastle) for the three months ended September 30, 2012. Cash receipts for this period include $1.4 million of senior collateral management fees, and may not be indicative of cash receipts for subsequent periods. Excluded from the quarterly net cash receipts was $8.8 million of unrestricted cash received from principal repayments on senior CDO bonds owned by Newcastle. This cash represents a return of principal and the realization of the difference between par and the discounted purchase price of these bonds. See “Cautionary Note Regarding Forward Looking Statements” for risks and uncertainties that could cause our receipts for subsequent periods to differ materially from these amounts.

(3)	Collateral composition is calculated as a percentage of the face amount of collateral and includes CDO bonds of $126.7 million and other bonds and notes payable of $27.1 million issued by Newcastle, and bank loans of $108.2 million, collateralized by Newcastle CDO VI bonds, real estate properties and a third party CDO security, which are eliminated in consolidation. The fair value of these CDO bonds, other bonds and notes payable, and bank loans was $46.1 million, $22.5 million and $86.5million at September 30, 2012, respectively. Also reflected are weighted average credit ratings, which were determined by third party rating agencies as of a particular date, may not be current and are subject to change at any time.

(4)	Represents the face amount of collateral on negative watch for possible downgrade by at least one rating agency (Moody’s, S&P or Fitch) as of the determination date in September 2012 for all CDOs. The amount does not include any bonds issued by Newcastle, which are eliminated in consolidation and not reflected in the investment portfolio disclosures.

(5)	Each of our CDO financings contains tests that measure the amount of over collateralization and excess interest in the transaction. Failure to satisfy these tests would cause the principal and/or interest cashflow that would otherwise be distributed to more junior classes of securities (including those held by Newcastle) to be redirected to pay down the most senior class of securities outstanding until the tests are satisfied. As a result, our cash flow and liquidity are negatively impacted upon such a failure, and the impact could be material. Each CDO contains tests at various over collateralization and interest coverage percentage levels. The trigger percentages used above represent the first threshold at which cashflows would be redirected as described in this footnote. The data presented is as of the most recent remittance date on or before September 30, 2012 and may change or have changed subsequent to that date. In addition, our CDOs may also contain specific over collateralization tests that, if failed, can result in the occurrence of an event of default or our being removed as collateral manager of the CDO. Failure of the over collateralization tests can also cause a “phantom income” issue if cash that constitutes income is diverted to pay down debt instead of being distributed to us. As of the September 2012 remittance date, we were not receiving cash flows from CDO IV and CDO VI (other than senior management fees and cash flows on senior classes of bonds we own). Based upon our current calculations, we expect CDO VI to remain out of compliance for the foreseeable future, and we may potentially receive cash flows from CDO IV as early as December 2012 on the junior classes of bonds we own. Moreover, given current market conditions, it is possible that all of our CDOs could be out of compliance with their over collateralization tests as of one or more measurement dates within the next twelve months. Our ability to rebalance will depend upon the availability of suitable securities, market prices, whether the reinvestment period of the applicable CDO has ended, and other factors that are beyond our control. Such rebalancing efforts may be extremely difficult given current market conditions and we cannot assure you that we will be successful in our rebalancing efforts. If the liabilities of our CDOs are downgraded by Moody’s to certain predetermined levels, our discretion to rebalance the applicable CDO portfolios may be negatively impacted. Moreover, if we bring these coverage tests into compliance, we cannot assure you that they will not fall out of compliance in the future or that we will be able to correct any noncompliance. For a more detailed discussion of the impact of CDO financings on our cash flows, see Part II, Item 1A, “Risk Factors – Risks Relating to our Business – The coverage tests applicable to our CDO financings may have a negative impact on our operating results and cash flows.”

(6)	Represents excess or deficiency under the applicable over collateralization or interest coverage tests to the first threshold at which cash flow would be redirected. We generally do not receive material cash flow from the junior classes of a CDO until a deficiency is corrected. Ratings downgrades of assets in our CDOs can negatively impact compliance with the over collateralization tests. Generally, the over collateralization test measures the principal balance of the specified pool of assets in a CDO against the corresponding liabilities issued by the CDO. However, based on ratings downgrades, the principal balance of an asset or of a specified percentage of assets in a CDO may be deemed reduced below their current balance to levels set forth in the related CDO documents for purposes of calculating the over collateralization test. As a result, ratings downgrades can reduce the principal balance of the assets used in the over collateralization test relative to the corresponding liabilities in the test, thereby reducing the over collateralization percentage. In addition, actual defaults of an asset would also negatively impact compliance with the over collateralization tests. Failure to satisfy an over collateralization test could result in the redirection of cashflows as described in footnote 5 above or, in certain circumstances, in our removal as manager of the applicable portfolio.

(7)	Our CDO financings typically have a 5-year reinvestment period. Generally, after such period ends, principal payments on the collateral are used to paydown the most senior debt outstanding. Prior to the end of the reinvestment period, principal payments received on the collateral are reinvested.

(8)	At the option call date, Newcastle, as the equity holder, has the right to payoff the CDO bonds at their related redemption price.

(9)	At the auction call date, there is a mandatory auction of the assets pursuant to which the collateral manager will solicit bids for the CDO assets. If the aggregate amount of the bids are sufficient to pay off the outstanding CDO bonds set forth in the CDO governing document, the assets will be sold and the CDO bonds will be redeemed. However, if the aggregate amount of the bids is insufficient to pay off the outstanding CDO bonds set forth in the CDO governing document, the assets will not be sold and the redemption of CDO bonds will not occur.

(10)	Debt spread represents the spread above the benchmark interest rate (LIBOR or U.S. Treasuries) that Newcastle pays on its debt.

The following table sets forth further information with respect to the bonds of our consolidated CDO financings as of September 30, 2012 (dollars in thousands):

		Current Face Amount (1)
		Held By
Class	Original Face Amount	Third Parties	Newcastle CDOs (2)	Newcastle Outside of its CDOs (3)		Total	Stated Interest Rate
CDO IV
Class I	$353,250	$59,930	—	$45,921		$105,851	LIBOR +	0.40%
Class II-FL	13,000	3,000	—	10,000		13,000	LIBOR +	0.65%
Class II-FX	7,250	—	5,250	2,000		7,250		4.73%
Class III-FL	7,500	5,000	—	2,500		7,500	LIBOR +	1.00%
Class III-FX	15,000	1,405	—	10,680		12,085		5.11%
Class IV-FL	9,000	8,173	—	—		8,173	LIBOR +	2.25%
Class IV-FX	9,000	9,475	—	—		9,475		6.34%
Class V	13,500	—	—	17,843		17,843		8.67%
Preferred	22,500	—	—	22,500		22,500		N/A
	$450,000	$86,983	$5,250	$111,444		$203,677
CDO VI
Class I-MM	$323,000	$—	$—	$145,202	*	$145,202	LIBOR +	0.25%
Class I-B	59,000	59,000	—	—		59,000	LIBOR +	0.40%
Class II	33,000	23,594	—	10,258		33,852	LIBOR +	0.50%
Class III-FL	15,000	5,198	—	10,396		15,594	LIBOR +	0.80%
Class III-FX	5,000	—	—	6,124		6,124		5.67%
Class IV-FL	9,600	644	—	9,668		10,312	LIBOR +	1.70%
Class IV-FX	2,400	3,033	—	—		3,033		6.55%
Class V	21,000	—	—	27,758		27,758		7.81%
Preferred	32,000	—	—	32,000		32,000		N/A
	$500,000	$91,469	$—	$241,406		$332,875

* Of the $145.2 million CDO VI Class I-MM bonds, $92.0 million served as collateral for a $57.2 million bank loan owned jointly by two of Newcastle’s CDOs and $26.4 million served as collateral for a $7.2 million repurchase agreement financing.

CDO VIII

Class I-A	$462,500	$403,254	—	$15,075	418,329	LIBOR +	0.28%
Class I-AR	60,000	54,270	—	—	54,270	LIBOR +	0.34%
Class I-B	38,000	—	—	38,000	38,000	LIBOR +	0.36%
Class II	42,750	—	29,000	13,750	42,750	LIBOR +	0.42%
Class III	42,750	—	22,750	20,000	42,750	LIBOR +	0.50%
Class IV	28,500	—	—	—	—	LIBOR +	0.60%
Class V	28,500	28,500	—	—	28,500	LIBOR +	0.75%
Class VI	27,312	—	—	—	—	LIBOR +	0.80%
Class VII	21,375	—	—	—	—	LIBOR +	0.90%
Class VIII	22,563	11,063	8,250	3,250	22,563	LIBOR +	1.45%
Class IX-FL	6,000	6,000	—	—	6,000	LIBOR +	1.80%
Class IX-FX	7,600	7,600	—	—	7,600		6.80%
Class X	19,650	18,650	—	—	18,650	LIBOR +	2.25%
Class XI	26,125	—	—	24,125	24,125	LIBOR +	2.50%
Class XII	28,500	—	11,500	17,000	28,500		7.50%
Preferred	87,875	—	—	87,875	87,875		N/A
	$950,000	$529,337	$71,500	$219,075	$819,912

Continued on next page.

		Current Face Amount (1)
		Held By
Class	Original Face Amount	Third Parties	Newcastle CDOs (2)	Newcastle Outside of its CDOs (3)	Total	Stated Interest Rate
CDO IX
Class A-1	$379,500	$346,331	$—	$—	$346,331	LIBOR +	0.26%
Class A-2	115,500	65,500	—	50,000	115,500	LIBOR +	0.47%
Class B	37,125	35,125	—	2,000	37,125	LIBOR +	0.65%
Class C	33,000	—	—	—	—	LIBOR +	0.93%
Class D	20,625	—	—	—	—	LIBOR +	1.00%
Class E	24,750	—	—	24,750	24,750	LIBOR +	1.10%
Class F	18,562	—	—	18,562	18,562	LIBOR +	1.30%
Class G	18,562	—	—	11,262	11,262	LIBOR +	1.50%
Class H	21,656	—	8,751	9,305	18,056	LIBOR +	2.50%
Class J	21,656	—	21,656	—	21,656	LIBOR +	3.00%
Class K	19,593	—	19,593	—	19,593	LIBOR +	3.50%
Class L	23,718	—	—	23,718	23,718		7.50%
Class M	39,187	—	—	39,187	39,187		8.00%
Preferred	51,566	—	—	51,566	51,566		N/A
	$825,000	$446,956	$50,000	$230,350	$727,306

(1)	The amounts presented in these columns exclude the face amount of any cancelled bonds within an applicable class.
(2)	Amounts in this column represent the amount of bonds of the applicable class held by Newcastle’s consolidated CDOs. These bonds are eliminated in Newcastle’s consolidated balance sheet.
(3)	Amounts in this column represent the amount of bonds of the applicable class held as investments by Newcastle outside of its non-recourse financing structures. These bonds are eliminated in Newcastle’s consolidated balance sheet.

Stockholders’ Equity

Common Stock

The following table presents information on shares of our common stock issued during the nine months ended September 30, 2012:

Shares Issued	Range of Issue Prices (1)	Net Proceeds (millions)	Options Granted to manager
67,306,748	$6.22 - $6.71	$434.8	6,727,500

(1)	Excludes prices of shares issued pursuant to the exercise of options and of shares issued to our independent directors.

At September 30, 2012, we had 172,487,757 shares of common stock outstanding.

As of September 30, 2012, our outstanding options issued prior to 2011 had a weighted average strike price of $26.64 and our outstanding options issued in 2011 and 2012 had a weighted average strike price of $6.01. Our outstanding options at September 30, 2012 were summarized as follows:

	Issued Prior to 2011	Issued in 2011 and 2012	Total
Held by the manager	1,765,172	9,484,166	11,249,338
Issued to the manager and subsequently transferred to certain of the manager’s employees	719,437	1,555,834	2,275,271
Issued to the independent directors	14,000	2,000	16,000
Total	2,498,609	11,042,000	13,540,609

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

In July 2012, we issued 25,300,000 shares of our common stock in a public offering at a price to the underwriters of $6.63 per share for net proceeds of approximately $167.4 million. Certain officers and directors participated in this offering and purchased an aggregate of 450,000 shares at a price of $6.70 per share. For the purpose of compensating the manager for its successful efforts in raising capital for us, in connection with this offering, we granted options to the manager to purchase 2,530,000 shares of our common stock at a price of $6.70, which were valued at approximately $8.3 million.

As of September 30, 2012, approximately 4.9 million shares of our common stock were held by Fortress, through its affiliates, and its principals.

We declared a quarterly dividend of $0.22 per common share for the quarter ended September 30, 2012, which will be paid in October 2012.

Preferred Stock

We expect to pay the quarterly dividends on our preferred stock on October 31, 2012.

Accumulated Other Comprehensive Income (Loss)

During the nine months ended September 30, 2012, our accumulated other comprehensive income (loss) changed due to the following factors (in thousands):

	Gains (Losses) on Cash Flow Hedges	Gains (Losses) on Securities	Total Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss), December, 31, 2011	$(70,501)	$(2,585)	$(73,086)
Deconsolidation of unrealized gain on securities in CDO X	—	(59,881)	(59,881)
Deconsolidation of unrealized loss on derivatives designated as cash flow hedges in CDO X	34,367	—	34,367
Net unrealized gain (loss) on securities	—	121,609	121,609
Reclassification of net realized (gain) loss on securities into earnings	—	4,411	4,411
Net unrealized gain (loss) on derivatives designated as cash flow hedges	16,974	—	16,974
Reclassification of net realized (gain) loss on derivatives designated as cash flow hedges into earnings	5,304	—	5,304
Accumulated other comprehensive income (loss), September 30, 2012	$(13,856)	$63,554	$49,698

Our GAAP equity changes as our real estate securities portfolio and derivatives are marked to market each quarter, among other factors. The primary causes of mark to market changes are changes in interest rates and credit spreads. During the nine months ended September 30, 2012, a net tightening of credit spreads has caused the net unrealized losses recorded in accumulative other comprehensive income on our real estate securities to turn into unrealized gains. Net unrealized losses on derivatives designated as cash flow hedges decreased for the nine months ended September 30, 2012, primarily as a result of swap interest payments and increases in long-term interest rates.

See “- Market Considerations” above for a further discussion of recent trends and events affecting our unrealized gains and losses as well as our liquidity.

Cash Flow

Operating Activities

Net cash flow provided by (used in) operating activities increased to $71.7 million for the nine months ended September 30, 2012 from $41.6 million for the nine months ended September 30, 2011. This change resulted primarily from the factors described below:

•	Net cash receipts from our CDOs increased approximately $21.0 million for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 primarily due to (i) increased interest receipts resulting from increased reinvestments in securities and loans using restricted cash held in CDOs VIII, IX and X, (ii) decreased interest payments on our CDO debt through repurchases of CDO debt, (iii) decreased interest payments on our interest rate swap agreements which had declining notional balances and (iv) decreased redirection of interest receipts for reinvestment or CDO paydown (which in turn increased our net cash receipts from our CDOs) due to the reduction of defaulted assets through sales.

•	Net cash receipts from our manufactured housing loan portfolios decreased approximately $1.3 million for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 primarily due to paydowns.

•	Cash receipts from excess mortgage servicing income increased approximately $13.9 million in the nine months ended September 30, 2012 from the Excess MSR investments we have made since December 2011.

•	Net operating cash receipts from our senior living portfolio increased approximately $1.5 million for the nine months ended September 30, 2012. The senior living portfolio was acquired in July 2012.

•	Net cash receipts from our investments in real estate securities increased approximately $4.1 million for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 primarily due to (i) higher investments in FNMA/FHLMC securities and (ii) delinquent interest received on certain securities.

•	Management fees paid increased approximately $3.6 million for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 due to (i) an increase in gross equity as a result of our public offerings of common stock in April 2012, May 2012 and July 2012 and (ii) the payment of property management fees for the senior living portfolio acquired in July 2012.

•	General and administrative expenses paid increased approximately $5.5 million for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 primarily due to higher professional fees paid in connection with the acquisitions of Excess MSRs and senior living assets, and other corporate activities.

Investing Activities

Investing activities provided (used) ($747.1) million and ($182.5) million during the nine months ended September 30, 2012 and 2011, respectively. Investing activities consisted primarily of proceeds from the sale, repayment or settlement of investments, net of investments made in certain real estate securities, loans, Excess MSRs, senior living and other real estate related assets outside of our CDO financing structures and hedge termination payments.

Financing Activities

Financing activities provided (used) $747.1 million and $312.5 million during the nine months ended September 30, 2012 and 2011, respectively. Uses of cash flow from financing activities included the repurchases of CDO bonds payable, the repayment of debt as described above, the payment of financing costs related to our common stock offerings and the payment of common and preferred dividends. Offsetting sources consisted primarily of the public offerings of common stock, borrowings under repurchase agreements and mortgage notes payable and the payment of deferred financing costs.

INTEREST RATE, CREDIT AND SPREAD RISK

We are subject to interest rate, credit and spread risk with respect to our investments. These risks are further described in “Quantitative and Qualitative Disclosures About Market Risk.”

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2012, we had the following material off-balance sheet arrangements.

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

•	We have made investments in three equity method investees, two of which are dormant at September 30, 2012 and the other of which is immaterial to our financial condition, liquidity and operations.

In each case, our exposure to loss is limited to the carrying (fair) value of our investment.

CONTRACTUAL OBLIGATIONS

During the first nine months of 2012, we had all of the material contractual obligations referred to in our annual report on Form 10-K for the year ended December 31, 2011, excluding the debt which was repaid or repurchased, as described in “ —Liquidity and Capital Resources,” as well as the following:

Contract Category	Change
Repurchase	We entered into new repurchase agreements to finance newly acquired FNMA/FHLMC securities and non-agency RMBS.
Mortgage Notes Payable	We obtained a mortgage to finance newly acquired senior living facilities.
Management Agreements	We entered into property management agreements with affiliates of Fortress to manage the senior living properties.

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

CORE EARNINGS

Newcastle has five primary variables that impact its operating performance: (i) the current yield earned on its investments that are not included in non-recourse financing structures (i.e., unlevered investments and investments subject to recourse debt), (ii) the net yield it earns from its non-recourse financing structures, (iii) the interest expense and dividends incurred under its recourse debt and preferred stock, (iv) its operating expenses and (v) its realized and unrealized gains or losses, including any impairment, on its investments, derivatives and debt obligations. “Core earnings” is a non-GAAP measure of the operating performance of Newcastle excluding the fifth variable listed above, and excluding depreciation and amortization charges. It is used by management to gauge the current performance of Newcastle without taking into account gains and losses, which, although they represent a part of our recurring operations, are subject to significant variability and are only a potential indicator of future economic performance. It also excludes the effect of depreciation and amortization charges, which, in the judgment of management, are not indicative of operating performance. Management believes that the exclusion from “Core earnings” of the items specified above allows investors and analysts to readily identify the operating performance of the assets that form the core of our activity, assists in comparing the core operating results between periods, and enables investors to evaluate Newcastle’s current performance using the same measure that management uses to operate the business.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Income available for common stockholders	$271,826	$28,548	$372,946	$234,566
Add (Deduct):
Impairment (reversal)	5,014	21,650	6,433	(24,623)
Other (income) loss	(235,782)	(18,802)	(264,175)	(123,160)
(Income) loss from discontinued operations	(187)	(151)	(712)	(151)
Depreciation and amortization	2,370	—	2,370	—
Core earnings	$43,241	$31,245	$116,862	$86,632

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

Set forth below is a reconciliation of CAD to the most directly comparable GAAP liquidity measure (in thousands).

	Nine Months Ended September 30,
	2012	2011
Net cash provided by (used in) operating activities	$71,734	$41,621
Add (Deduct):
Principal repayments from repurchased CDO debt	21,347	57,108
Principal repayments from CDO securities	1,446	9,834
Principal repayments from non-Agency RMBS	12,440	107
Return of capital included above (1)	(26,217)	(45,644)
Preferred dividends (2)	(4,185)	(4,185)
Cash available for distribution	$76,565	$58,841

Other data from the consolidated statements of cash flows:

	Nine Months Ended September 30,
	2012	2011
Net cash provided by (used in) investing activities	$(747,128)	$(182,458)
Net cash provided by (used in) financing activities	$747,074	$312,493
Net increase (decrease) in cash and cash equivalents	$71,680	$171,656

(1)	Represents the portion of principal repayments from repurchased CDO debt, CDO securities and non-Agency RMBS computed based on the ratio of Newcastle’s purchase price of such debt or securities to the aggregate principal payments expected to be received from such debt or securities.
(2)	Represents preferred dividends to be paid on an accrual basis.

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

As of September 30, 2012, a 100 basis point increase in short term interest rates would increase our earnings by approximately $4.9 million per annum, based on the current net floating rate exposure from our investments, financings and interest rate derivatives.

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

As of September 30, 2012, a 100 basis point change in short term interest rates would impact our net book value by approximately $11.8 million, based on the current net fixed rate exposure from our investments and interest rate derivatives.

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

While a REIT may utilize these types of derivative instruments to hedge interest rate risk on its liabilities or for other purposes, such derivative instruments could generate income that is not qualified income for purposes of maintaining REIT status. As a consequence, we may only engage in such instruments to hedge such risks within the constraints of maintaining our standing as a REIT. We do not enter into derivative contracts for speculative purposes or as a hedge against changes in credit risk.

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

As of September 30, 2012, a 25 basis point movement in credit spreads would impact our net book value by approximately $12.3 million, assuming a static portfolio of current investments and financings, but would not directly affect our earnings or cash flow.

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

Interest Rate and Credit Spread Risk Sensitive Instruments and Fair Value

Our holdings of such financial instruments, and their fair values and the estimation methodology thereof, are detailed in Note 7 to our consolidated financial statements included herein. For information regarding the impact of prepayment, reinvestment, and expected loss factors on the timing of realization of our investments, please refer to the consolidated financial statements included herein and in our Annual Report on Form 10-K for the year ended December 31, 2011. For information regarding the impact of changes in these factors on the value of securities valued with internal models, see Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies.”

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

ITEM 4. CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information is recorded, processed, summarized and reported accurately and on a timely basis. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

(b)	Changes in Internal Control Over Financial Reporting. Except for the change noted below, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. On July 18, 2012, the Company completed the acquisition of eight senior housing assets from entities owned and managed by Walter C. Bowen. The Company is currently engaged in refining and harmonizing the internal controls and processes of the acquired assets with those of the Company. Management is evaluating whether or not it will exclude the internal controls of the acquired senior housing assets from its annual assessment of the effectiveness of the Company's internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 for 2012. In the event that it does, this exclusion would be in accordance with the general guidance issued by the Securities and Exchange Commission that an assessment of a recent business combination may be omitted from management’s report on internal control over financial reporting in the year of consolidation.

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

The U.S. government has enacted legislation that enables government agencies to modify the terms of a significant number of residential and other loans to provide relief to borrowers without the applicable investor’s consent. These modifications allow for outstanding principal to be deferred, interest rates to be reduced, the term of the loan to be extended or other terms to be changed in ways that can permanently eliminate the cash flow (principal and interest) associated with a portion of the loan. These modifications are currently reducing, or in the future may reduce, the value of a number of our current or future investments, including investments in mortgage-backed securities and Excess MSRs. As a result, such loan modifications are negatively affecting our business, results of operations and financial condition. In addition, certain market participants propose reducing the amount of paperwork required by a borrower to modify a loan, which could increase the likelihood of fraudulent modifications and materially harm the U.S. mortgage market and investors that have exposure to this market. Additional legislation intended to provide relief to borrowers may be enacted and could further harm our business, results of operations and financial condition.

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

There are conflicts of interest inherent in our relationship with our manager insofar as our manager and its affiliates — including investment funds, private investment funds, or businesses managed by our manager — invest in real estate securities, real estate related loans, Excess MSRs and operating real estate, including senior living facilities, and whose investment objectives overlap with our investment objectives. Certain investments appropriate for us may also be appropriate for one or more of these other investment vehicles. Members of our board of directors and employees of our manager who are our officers may serve as officers and/or directors of these other entities. In addition, our manager or its affiliates may have investments in and/or earn fees from such other investment vehicles that are higher than their economic interests in us and which may therefore create an incentive to allocate investments to such other investment vehicles. Our manager or its affiliates may determine, in their discretion, to make a particular investment through another investment vehicle rather than through us and have no obligation to offer to us the opportunity to participate in any particular investment opportunity. For example, Fortress has a fund primarily focused on investments in Excess MSRs. These funds generally have a fee structure similar to ours, but the fees actually paid will vary depending on the size and performance of each fund.

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

Although we currently believe that we will have significant opportunities to acquire such assets in the future, these opportunities may not materialize. We also believe investing in such assets will provide us attractive risk-adjusted returns, but, assuming we are successful in acquiring these assets, they may not achieve the returns we anticipate and may not even be profitable. Moreover, these investments may not be successful, given that Newcastle does not have long-term experience owning these types of assets, or for other reasons. Further, these new business opportunities may divert managerial attention from more profitable opportunities, and they may require significant financial resources. Any or all of the foregoing could have a negative impact on our financial results.

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

Our manager intends to conduct due diligence with respect to each investment opportunity it pursues. It is possible, however, that our manager’s due diligence processes will not uncover all relevant facts regarding such investment opportunities, particularly with respect to any assets we acquire from third parties. Our manager may be given limited access to information about the investment and will rely on information provided by the target of the investment. In addition, if investment opportunities are scarce, the process for selecting bidders is competitive, or the timeframe in which we are required to complete diligence is short, our ability to conduct a due diligence investigation may be limited, and we would be required to make investment decisions based upon a less thorough diligence process than would otherwise be the case. Accordingly, investments that initially appear to be viable may prove not to be over time due to the limitations of the due diligence process or other factors.

Risks Relating to Our Business

Market conditions could negatively impact our business, results of operations and financial condition.

The market in which we operate is affected by a number of factors that are largely beyond our control but can nonetheless have a potentially significant, negative impact on us. These factors include, among other things:

•	Interest rates and credit spreads;
•	The availability of credit, including the price, terms and conditions under which it can be obtained;
•	The quality, pricing and availability of suitable investments and credit losses with respect to our investments;
•	The ability to obtain accurate market-based valuations;
•	Loan values relative to the value of the underlying real estate assets;

•	Default rates on both residential and commercial mortgages and the amount of the related losses;
•	Prepayment speeds, delinquency rates and legislative/regulatory changes with respect to our investments in Excess MSRs;
•	The actual and perceived state of the real estate markets, market for dividend-paying stocks and the U.S. economy and public capital markets generally;
•	Unemployment rates; and
•	The attractiveness of other types of investments relative to investments in real estate or REITs generally.

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

We believe the risks associated with our business are more severe during periods similar to those we recently experienced in which an economic slowdown or recession is accompanied by declining real estate values. Declining real estate values generally reduce the level of new mortgage loan originations, since borrowers often use increases in the value of their existing properties to support the purchase of, or investment in, additional properties. Borrowers may also be less able to pay principal and interest on our loans, and the loans underlying our securities and Excess MSRs if the economy weakens. Further, declining real estate values significantly increase the likelihood that we will incur losses on our loans and securities in the event of default because the value of our collateral may be insufficient to cover our basis. Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect our net interest income from loans and securities in our portfolio and our income from Excess MSRs, as well as our ability to originate, sell and securitize loans, which would significantly harm our revenues, results of operations, financial condition, liquidity, business prospects and our ability to make distributions to our shareholders. For more information on the impact of market conditions on our business and results of operations see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Considerations.”

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

We had approximately $57.0 million of assets in our consolidated CDOs as of September 2012, as appropriate, that are under negative watch for possible downgrade by at least one of the rating agencies. One or more of the rating agencies could downgrade some or all of these assets at any time, and any such downgrade could negatively affect – and possibly materially affect – our future cash flows. As of the September 2012 remittance date, we are not receiving residual cash flows from CDO IV and CDO VI. However, we continue to receive senior management fees and cash flow distributions from senior classes of bonds we own. Based upon our current calculations, we expect CDO VI to remain out of compliance for the foreseeable future. Moreover, given current market conditions, it is possible that all of our CDOs could be out of compliance with their over collateralization tests as of one or more measurement dates within the next twelve months.

Our ability to rebalance will depend upon a variety of factors, such as the availability of suitable securities, market prices, available cash, whether the reinvestment period of the applicable CDO has ended, and other factors that may be beyond our control. For example, one strategy we have employed to facilitate compliance with over collateralization tests has been to repurchase notes issued by our CDOs and subsequently cancel them in accordance with the terms of the relevant governing documentation. However, there can be no assurance that the trustee of our CDOs will not impose guidelines for such cancelations that would make it more difficult or impossible to employ this strategy in the future. While there are other permissible methods to rebalance or otherwise correct CDO test failures, such methods may be extremely difficult to employ as a result of market conditions or other factors, and we cannot assure you that we will be successful in our rebalancing efforts. If the liabilities of our CDOs are downgraded by Moody’s Investors Service to certain predetermined levels, our discretion to rebalance the applicable CDO portfolios may be negatively impacted. Moreover, if we bring these coverage tests into compliance, we cannot assure you that they will not fall out of compliance in the future or that we will be able to correct any noncompliance.

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

In addition, we can be removed as manager of a CDO if certain events occur, including the failure to satisfy specific over collateralization and interest coverage tests, failure to satisfy certain “key man” requirements or an event of default occurring for the failure to pay interest on the related senior classes of securities of the CDO. If we are removed as collateral manager, we would no longer receive management fees from — and no longer be able to manage the assets of — the applicable CDO, which could negatively affect our cash flows, business, results of operations and financial condition. On June 17, 2011, CDO V failed additional over collateralization tests. The consequences of failing these tests are that an event of default has occurred, and we may be removed as the collateral manager under the documentation governing CDO V. So long as the event of default continues, we will not be permitted to purchase or sell any collateral in CDO V. If we are removed as the collateral manager of CDO V, we would no longer receive the senior management fees from such CDO. As of September 30, 2012, we have not been removed as collateral manager. Based upon our current calculations, we estimate that if we are removed as the collateral manager of CDO V, the loss of senior management fees would not have a material negative impact on our cash flows, business, results of operations or financial condition. Given current market conditions, it is possible that events of default may occur in other CDOs, and we could be removed as the collateral manager of those CDOs if certain events of default occur. Moreover, our cash flows, business, results of operations and/or financial condition could be materially and negatively impacted if certain events of default occur.

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

Our counterparties are not required to roll our repurchase agreements upon the expiration of their stated terms, which subjects us to a number of risks. As we have experienced recently and may experience in the future, counterparties electing to roll our repurchase agreements may charge higher spread and impose more onerous terms upon us, including the requirement that we post additional margin as collateral. More significantly, if a repurchase agreement counterparty elects not to extend our financing, we would be required to pay the counterparty the full repurchase price on the maturity date and find an alternate source of financing. Alternate sources of financing may be more expensive, contain more onerous terms or simply may not be available. If we were unable to pay the repurchase price for any security financed with a repurchase agreement, the counterparty has the right to sell the underlying security being held as collateral and require us to compensate for any shortfall between the value of our obligation to the counterparty and the amount for which the collateral was sold (which may be a significantly discounted price). As of September 30, 2012, we had $605.3 million outstanding under repurchase agreement financings. Moreover, these repurchase agreement obligations are with four counterparties. If any of our counterparties elected not to roll these repurchase agreements, we may not be able to find a replacement counterparty in a timely manner.

Our determination of how much leverage to apply to our investments may adversely affect our return on our investments and may reduce cash available for distribution.

We leverage a meaningful portion of our portfolio through borrowings, generally through the use of credit facilities, warehouse facilities, repurchase agreements, mortgage loans on real estate, securitizations, including the issuance of CDOs, private or public offerings of debt by subsidiaries, loans to entities in which we hold, directly or indirectly, interests in pools of properties or loans, and other borrowings. Our investment policies do not limit the amount of leverage we may incur with respect to any specific asset or pool of assets, subject to an overall limit on our use of leverage to 90% (as defined in our governing documents) of the value of our assets on an aggregate basis. During the recent financial crisis, the return we were able to earn on our investments and cash available for distribution to our stockholders was significantly reduced due to changes in market conditions causing the cost of our financing to increase relative to the income that can be derived from our assets. While our liquidity position has improved, we cannot assure you that we will be able to sustain our improved liquidity position.

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

With respect to our Excess MSRs, we are subject to counterparty concentration risk as a result of our co-investments with Nationstar. All of our investments in Excess MSRs to date relate to loans serviced by Nationstar. If Nationstar is terminated as the servicer of the underlying mortgages, Newcastle’s right to receive its portion of the excess mortgage servicing amount is also terminated. Moreover, in the event that Nationstar files for bankruptcy, our expected returns on these investments would be severely impacted. See “—We will be dependent on mortgage servicers to service the mortgage loans underlying the Excess MSRs that we acquire.” Moreover, Nationstar has no obligation to offer us any future co-investment opportunity, and we may not be able to find suitable counterparties other than Nationstar from which to acquire Excess MSRs, which could impact our business strategy.

The counterparty risks that we face have increased in complexity and magnitude as a result of the insolvency of a number of major financial institutions (such as Lehman Brothers). For example, the consolidation and elimination of counterparties has increased our concentration of counterparty risk and decreased the universe of potential counterparties. We are currently party to repurchase agreements with two counterparties. If any of our counterparties elected not to roll these repurchase agreements, we may not be able to find a replacement counterparty. In addition, counterparties have generally tightened their underwriting standards and increased their margin requirements for financing, which has negatively impacted us in several ways, including, decreasing the number of counterparties willing to provide financing to us, decreasing the overall amount of leverage available to us, and increasing the costs of borrowing.

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

One component of our investment strategy is to use match funded financing structures for certain of our investments, which match assets and liabilities with respect to maturities and interest rates. When available, this strategy mitigates the risk of not being able to refinance an investment on favorable terms or at all. However, our manager may elect for us to bear a level of refinancing risk on a short-term or longer-term basis, as in the case of investments financed with repurchase agreements, when, based on its analysis, our manager determines that bearing such risk is advisable or unavoidable (which is generally the case with respect to the residential mortgage loans and FNMA/FHLMC securities in which we invest). In addition, we may be unable, as a result of conditions in the credit markets, to match fund our investments. For example, non-recourse term financing not subject to margin requirements was generally not available or economical for the past three years and is currently still difficult to obtain, which impairs our ability to match fund our investments. Moreover, we may not be able to enter into interest rate swaps. Lastly, lenders may be unwilling to finance certain types of assets, such as Excess MSRs, because of the challenges with perfecting security interests in the underlying collateral. A decision not to, or the inability to, match fund certain investments exposes us to additional risks.

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

We may not be able to finance our investments on attractive terms or at all, and financing for Excess MSRs may be particularly difficult or impossible to obtain.

When we acquire securities and loans that we finance on a short-term basis with a view to securitization or other long-term financing, we bear the risk of being unable to securitize the assets or otherwise finance them on a long-term basis at attractive prices or in a timely matter, or at all. If it is not possible or economical for us to securitize or otherwise finance such assets on a long-term basis, we may be unable to pay down our short-term credit facilities, or be required to liquidate the assets at a loss in order to do so. For example, our ability to finance investments with securitizations or other long-term non-recourse financing not subject to margin requirements has been impaired since 2007 as a result of market conditions. These conditions make it highly likely that we will have to use less efficient forms of financing for any new investments, which will likely require a larger portion of our cash flows to be put toward making the initial investment and thereby reduce the amount of cash available for distribution to our stockholders and funds available for operations and investments, and which will also likely require us to assume higher levels of risk when financing our investments. In addition, there is no established market for financing of investments in Excess MSRs, and it is possible that one will not develop. Any such financing would likely require the consent of the applicable GSE or other owner of the underlying loans, and such consent maybe costly or impossible to obtain.

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

In the event of default under a loan held directly by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the outstanding principal and accrued but unpaid interest of the loan, which could adversely affect our cash flow from operations. Foreclosure of a loan, particularly a commercial loan, can be an expensive and lengthy process, which would negatively affect our anticipated return on the foreclosed loan. In addition, as part of any foreclosure or other restructuring, we may acquire control of a property securing a defaulted loan, which would expose us to additional risks specific to the property, including, but not limited to, the risks related to any business conducted on such property.

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

Subject to maintaining our qualification as a REIT and our exemption from the Investment Company Act of 1940, as amended (the “Investment Company Act”), we expect to continue to co-invest in Excess MSRs with Nationstar, which is a leading residential mortgage servicer and is majority-owned by funds managed by our manager. We may also invest in Excess MSRs with other servicers.

A mortgage servicing right (“MSR”) provides a mortgage servicer with the right to service a pool of mortgages in exchange for a portion of the interest payments made on the underlying mortgages. This amount typically ranges from 25 to 50 basis points (“bps”) times the unpaid principal balance (“UPB”) of the mortgages. The MSR can be divided into two components: a basic fee and an Excess MSR. The basic fee is the reasonable amount of compensation for the performance of servicing duties, and the Excess MSR, is the amount that exceeds the basic fee. For example, if an MSR is 30 bps and the basic fee is 5 bps, then the Excess MSR is 25 bps.

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

Prepayment speeds significantly affect the value of Excess MSRs. Prepayment speed is the measurement of how quickly borrowers pay down the unpaid principal balance of their loans or how quickly loans are otherwise brought current, modified, liquidated or charged off. When we invest in Excess MSRs, we base the price we pay and the rate of amortization of those assets on, among other things, our projection of the cash flows from the related pool of mortgage loans. Our expectation of prepayment speeds is a significant assumption underlying those cash flow projections. If prepayment speeds are significantly greater than expected, the carrying value of Excess MSRs could exceed their estimated fair value. If the fair value of Excess MSRs decreases, we would be required to record a non-cash charge, which would have a negative impact on our financial results. Furthermore, a significant increase in prepayment speeds could materially reduce the ultimate cash flows we receive from Excess MSRs, and we could ultimately receive substantially less than what we paid for such assets.

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

We could also be materially and adversely affected if the servicer is unable to adequately service the underlying mortgage loans due to:

•	its failure to comply with applicable laws and regulation;
•	its failure to perform its loss mitigation obligations;
•	a downgrade in its servicer rating;
•	its failure to perform adequately in its external audits;
•	a failure in or poor performance of its operational systems or infrastructure;
•	regulatory scrutiny regarding foreclosure processes lengthening foreclosure timelines;
•	a GSE’s or a whole-loan owner’s transfer of servicing to another party; or
•	any other reason.

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

In addition, a bankruptcy by any mortgage servicer that services the mortgage loans underlying any Excess MSRs that we have acquired or may acquire in the future could result in:

•	the validity and priority of our ownership of the Excess MSRs being challenged in a bankruptcy proceeding;
•	payments made by such servicer to us, or obligations incurred by it, being avoided by a court under federal or state preference laws or federal or state fraudulent conveyance laws;
•	a re-characterization of any sale of the Excess MSRs or other assets to us as a pledge of such assets in a bankruptcy proceeding; or
•	any agreement pursuant to which we acquired the Excess MSRs being rejected in a bankruptcy proceeding.

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

Currently, when a loan is sold into the secondary market for FNMA and FHLMC loans, the servicer is generally required to retain a minimum servicing amount (“MSA”) of 25 basis points of the outstanding principal balance for fixed rate mortgages. As has been widely publicized, in September 2011, the Federal Housing Finance Agency (“FHFA”) announced that a Joint Initiative on Mortgage Servicing Compensation was seeking public comment on two alternative mortgage servicing compensation structures detailed in a discussion paper. Changes to the MSA structure could significantly impact our business in negative ways that we cannot predict or protect against. For example, the elimination of an MSA could radically change the mortgage servicing industry and could severely limit supply of the Excess MSRs available for us to invest in. In addition, a removal of, or a reduction in, the MSA could significantly reduce the recapture rate the affected portfolio, which would negatively affect the investment return on our Excess MSRs. We cannot predict whether any changes to current MSA rules will occur or what impact any changes will have on our business, results of operations, liquidity or financial condition.

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

Furthermore, we do not intend to build a mortgage servicing platform. Therefore, we may not be an attractive buyer for those sellers of MSRs that prefer to sell MSRs and their mortgage servicing platform in a single transaction. Since our business model does not currently include acquiring and running servicing platforms, to engage in a bid for such a business we would need to find a servicer to acquire and run the platform or we would need to incur additional costs to shut down the acquired servicing platform. The need to work with a servicer in these situations increases the complexity of such potential acquisitions, and Nationstar may be unwilling or unable to act as servicer or subservicer on any Excess MSRs acquisition we want to execute. The complexity of these transactions and the additional costs incurred by us if we were to execute future acquisition of this type could adversely affect our future operating results.

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

In addition, Excess MSRs are highly illiquid and subject to numerous restrictions on transfers. For example, the Servicing Guidelines of a mortgage owner generally require that holders of Excess MSRs obtain the mortgage owner’s prior approval of any change of ownership of such Excess MSRs. Such approval may be withheld for any reason or no reason in the discretion of the mortgage owner. Additionally, investments in Excess MSRs are a new type of transaction, and there have been extremely few investment products that pursue a similar investment strategy. Accordingly, the risks associated with the transaction and structure are not fully known to buyers or sellers. As a result of the foregoing, there is some risk that we will be unable to locate a buyer at the time we wish to sell an Excess MSR. Additionally, there is some risk that we will be required to dispose of Excess MSRs either through an in-kind distribution or other liquidation vehicle, which will, in either case, provide little or no economic benefit to us, or a sale to a co-investor in the Excess MSR, which may be an affiliate. Therefore, we cannot provide any assurance that we will obtain any return or any benefit of any kind from any disposition of Excess MSRs.

Our ability to invest in, and dispose of our investments in Excess MSRs may be subject to the receipt of third-party consents.

GSEs may require that we submit ourselves to costly or burdensome conditions as a prerequisite to their consent to our investments in Excess MSRs. GSE conditions may diminish or eliminate the investment potential of certain Excess MSRs by making such investments too expensive for us or by severely limiting the potential returns available from Excess MSRs. Moreover, we have not received and do not expect to receive any assurances from any GSEs that their conditions for the disposition of an investment in Excess MSRs will not change. Therefore the potential costs, issues or restrictions associated with receiving such GSEs’ consent for any such dispositions by us cannot be determined with any certainty.

Our investments in Excess MSRs may involve complex or novel structures.

Our manager has extremely limited transaction history involving GSEs, and our investments in Excess MSRs may involve complex or novel structures. It is possible that a GSE’s views on whether any such investment structure is appropriate or acceptable may not be known to us when we make an investment and may change from time to time for any reason or for no reason, even with respect to a completed investment. Accordingly, the terms of any future transaction may differ significantly from the terms of our existing investments in Excess MSRs. A GSE’s evolving posture toward an acquisition or disposition structure through which we invest in or dispose of Excess MSRs may cause such GSE to impose new conditions on our existing investments in Excess MSRs, including the owner’s ability to hold such Excess MSRs directly or indirectly through a grantor trust or other means. Such new conditions may be costly or burdensome and may diminish or eliminate the investment potential of the Excess MSRs that are already owned by us.

In addition, the requirements imposed by mortgage owners on servicers may require us to structure the terms, purchase price and form of consideration that we and the servicer pay differently in various deals.  For example, if a mortgage owner imposes stricter requirements on a servicer to repurchase loans under certain circumstances, the servicer will be required to assume a significantly higher level of risk in connection with servicing the loans underlying the applicable mortgage servicing right and related Excess MSR than the servicer would assume if the mortgage owner did not impose such requirements.  As a result, the base fee paid to the servicer with respect to those mortgage servicing rights may be higher – and the related Excess MSR may be lower – than in deals where the mortgage owner does not impose such requirements.

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

Subject to maintaining our qualification as a REIT, we may continue to purchase senior living facilities. In connection with any such investment, we expect that we would engage an affiliate of our manager to manage the operations of these facilities, as we have previously done, for which we would pay a management fee. The income from any senior living facilities would be dependent on the ability of the managers of such facilities to successfully manage these properties. The managers would compete with other companies on a number of different levels, including: the quality of care provided, reputation, the physical appearance of a facility, price and range of services offered, alternatives for healthcare delivery, the supply of competing properties, physicians, staff, referral sources, location, the size and demographics of the population in surrounding areas, and the financial condition of tenants and managers. A manager’s inability to successfully compete with other companies on one or more of the foregoing levels could adversely affect the senior living facility and materially reduce the income we would receive from an investment in such facility.

As a public company, we are required to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. Internal control over financial reporting is complex and may be revised over time to adapt to changes in our business or applicable accounting rules. For example, as a result of new investments, including any investments in senior living facilities, we may be required to consolidate additional entities, and, therefore, to document and test effective internal controls over the financial reporting of these entities in accordance with Section 404, which we may not be able to do. Even if we are able to do so, there could be significant costs and delays, particularly if these entities were not subject to Section 404 prior to being acquired by us. Under certain circumstances, the SEC permits newly acquired businesses to be excluded for a limited period of time from management’s annual assessment of the effectiveness of internal control. We may avail ourselves of this flexibility with respect to any newly acquired business, such as the senior living assets we acquired in July 2012. If we are not able to maintain or document effective internal control over financial reporting, our independent registered public accounting firm would not be able to certify as to the effectiveness of our internal control over financial reporting as of the required dates, which could subject us to adverse regulatory consequences, including sanctions or investigations by the SEC, or violations of applicable stock exchange listing rules. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements, which could lead to a decline in our share price, impair our ability to raise capital and other adverse consequences.

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

Environmental compliance costs and liabilities related to real estate that we own, or in which we have interests, may adversely affect our results of operations.

Our operating costs may be affected by the cost of complying with existing or future environmental laws, ordinances and regulations with respect to the properties, or loans secured by such properties, or by environmental problems that materially impair the value of such properties. Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under, or in such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. In addition, the presence of hazardous or toxic substances, or the failure to remediate properly, may adversely affect the owner’s ability to borrow using such real property as collateral. Certain environmental laws and common law principles could be used to impose liability for releases of hazardous materials, including asbestos-containing materials, into the environment, and third parties may seek recovery from owners or operators of real properties for personal injury associated with exposure to released asbestos-containing materials or other hazardous materials. Environmental laws may also impose restrictions on the manner in which a property may be used or transferred or in which businesses it may be operated, and these restrictions may require expenditures. In connection with the direct or indirect ownership and operation of properties, we may be potentially liable for any such costs. The cost of defending against claims of liability or remediating contaminated property and the cost of complying with environmental laws could adversely affect our results of operations and financial condition.

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

We have historically financed a meaningful portion of our investments not held in CDOs with repurchase agreements, which are short-term financing arrangements and we may enter into additional repurchase agreements in the future. Under these agreements, we nominally sell certain of our assets to a counterparty and simultaneously enter into an agreement to repurchase these assets at a later date in exchange for a purchase price. Economically, these agreements are financings that are secured by the assets sold pursuant thereto. We believe that, for purposes of the REIT asset and income tests, we should be treated as the owner of the assets that are the subject of any such sale and repurchase agreement, notwithstanding that those agreements may transfer record ownership of the assets to the counterparty during the term of the agreement. It is possible, however, that the IRS could assert that we did not own the assets during the term of the sale and repurchase agreement, in which case we might fail to qualify as a REIT.

The failure of our Excess MSRs to qualify as real estate assets, or the income from our Excess MSRs to qualify as mortgage interest, could adversely affect our ability to continue to make this type of investment or to qualify as a REIT.

We have received from the IRS a private letter ruling substantially to the effect that our Excess MSRs represent interest in mortgages on real property and thus are qualifying “real estate assets” for purposes of the REIT asset test, which generate income that qualifies as interest on obligations secured by mortgages on real property for purposes of the REIT income test. The ruling is based on, among other things, certain assumptions as well as on the accuracy of certain factual representations and statements that we have made to the IRS. If any of the representations or statements that we have made in connection with the private letter ruling, are, or become, inaccurate or incomplete in any material respect with respect to one or more Excess MSR investments, or if we acquire an Excess MSR investment with terms that are not consistent with the terms of the Excess MSR investments described in the private letter ruling, then we will not be able to rely on the private letter ruling. If we are unable to rely on the private letter ruling with respect to an Excess MSR investment, the IRS could assert that such Excess MSR investments do not qualify under the REIT asset and income tests, and if successful, our ability to continue to make this type of investment and our ability to qualify as a REIT could be adversely affected.

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

Qualifying as a REIT involves highly technical and complex provisions of the Code.

Qualification as a REIT involves the application of highly technical and complex Code provisions for which only limited judicial and administrative authorities exist. Even a technical or inadvertent violation could jeopardize our REIT qualification. Our qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. Compliance with these requirements must be carefully monitored on a continuing basis, and there can be no assurance that our Manager’s personnel responsible for doing so will be able to successfully monitor our compliance.

REIT distribution requirements could adversely affect our liquidity and our ability to execute our business plan.

In order to maintain our tax status as a REIT, we are generally required to distribute at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and not including net capital gains) each year to our stockholders. We intend to make distributions to our stockholders to comply with the requirements of the Code. However, differences in timing between the recognition of taxable income and the actual receipt of cash could require us to sell assets or borrow funds on a short-term or long-term basis to meet the 90% distribution requirement of the Code. Certain of our assets may generate substantial mismatches between taxable income and available cash. As a result, the requirement to distribute a substantial portion of our net taxable income could cause us to: (i) sell assets in adverse market conditions, (ii) borrow on unfavorable terms, (iii) distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt, or (iv) make taxable distributions of our capital stock in order to comply with REIT requirements. Further, amounts distributed will not be available to fund investment activities. If we fail to obtain debt or equity capital in the future, it could limit our ability to satisfy our liquidity needs, which could adversely affect the value of our common stock.

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

Certain properties are leased to our taxable REIT subsidiaries pursuant to special provisions of the Code.

We currently lease certain “qualified healthcare properties” to our taxable REIT subsidiaries (“TRSs”) (or a limited liability company of which the TRS is a member). These TRSs in turn contract with an affiliate of our manager to manage the healthcare operations at these properties. The rents paid by the TRSs in this structure will be treated as qualifying rents from real property for purposes of the REIT requirements if (i) they are paid pursuant to an arm’s-length lease of a qualified healthcare property and (ii) the operator qualifies as an “eligible independent contractor” with respect to the property. An operator will qualify as an eligible independent contractor if it meets certain ownership tests with respect to us, and if, at the time the operator enters into the management agreement, the operator is actively engaged in the trade or business of operating qualified healthcare properties for any person who is not a related person to us or the lessee. If any of the above conditions were not satisfied, then the rents would not be considered income from a qualifying source for purposes of the REIT rules, which could cause us to incur penalty taxes or to fail to qualify as a REIT.

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

We may experience issues regarding the characterization of income for tax purposes. For example, we may recognize significant ordinary income, which we would not be able to offset with capital losses, which would, in turn, increase the amount of income we would be required to distribute to shareholders in order to maintain our REIT status. We expect that this disconnect will occur in the case of one or more of our non-recourse financing structures, including off balance sheet structures such as our subprime securitizations and non-consolidated CDOs, where we incur capital losses on the related assets, and ordinary income from the cancellation of the related non-recourse financing if the ultimate proceeds from the assets are insufficient to repay such debt. Through September 30, 2012, no such cancellation of CDO debt had been effected as a result of losses incurred. However, we expect that such cancellation of indebtedness within our CDOs, consolidated or non-consolidated, may occur in the future. In the case of our subprime securitizations, $60.5 million of such cancellations had been effected through September 30, 2012, and we expect such cancellations will continue as losses are realized. This disconnect could also occur, and has occurred, as a result of the repurchase of our outstanding debt at a discount as the gain recorded upon the cancellation of indebtedness is characterized as ordinary income for tax purposes. We have repurchased our debt at a discount in the past, and we intend to attempt to do so in the future. During 2009 and 2010, we repurchased $787.8 million face amount of our outstanding CDO debt and junior subordinated notes at a discount, and recorded $521.1 million of gain. In compliance with tax laws, we had the ability to defer the ordinary income recorded as a result of this cancellation of indebtedness to future years and have deferred or intend to defer all or a portion of such gain for 2009 and 2010. While such deferral may postpone the effect of the disconnect on the ability to offset taxable income and losses, it does not eliminate it. Furthermore, cancellation of indebtedness income recognized on or after January 1, 2011 cannot be deferred and must generally be recognized as ordinary income in the year of such cancellation. During the year ended December 31, 2011 and the period ended September 30, 2012, we repurchased $193.2 million and $34.1 million face amount of our outstanding CDO debt and notes payable at a discount and recorded $82.2 million and $23.1 million of gain for tax purposes, respectively, (of which only $66.1 million and $23.1 million gain relating to $171.8 million and $34.1 million face amount of debt repurchased, respectively, was recognized for GAAP purposes). The elimination of the ability to defer the recognition of cancellation of indebtedness income introduces additional tax implications that may significantly reduce the economic benefit of repurchasing our outstanding CDO debt.

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

Certain of our securitizations have resulted in the creation of taxable mortgage pools for federal income tax purposes. As a REIT, so long as we own 100% of the equity interests in a taxable mortgage pool, we would generally not be adversely affected by the characterization of the securitization as a taxable mortgage pool. Certain categories of stockholders, however, such as foreign stockholders eligible for treaty or other benefits, stockholders with net operating losses, and certain tax-exempt stockholders that are subject to unrelated business income tax, could be subject to increased taxes on a portion of their dividend income from us that is attributable to the taxable mortgage pool. In addition, to the extent that our stock is owned by tax-exempt “disqualified organizations,” such as certain government-related entities and charitable remainder trusts that are not subject to tax on unrelated business income, we could incur a corporate level tax on a portion of our income from the taxable mortgage pool. In that case, we might reduce the amount of our distributions to any disqualified organization whose stock ownership gave rise to the tax. Moreover, we may be precluded from selling equity interests in these securities to outside investors, or selling any debt securities issued in connection with these securitizations that might be considered to be equity interests for tax purposes. These limitations may prevent us from using certain techniques to maximize our returns from securitization transactions.

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

The trading price of our common shares has fluctuated significantly over the last three years. Moreover, future share price fluctuations could likely be subject to similarly wide price fluctuations in the future in response to various factors, including:

•	market conditions in the broader stock market in general, or in the REIT or real estate industry in particular;
•	our ability to make investments with attractive risk-adjusted returns, including, without limitation, investments in Excess MSRs or senior living facilities;
•	market perception of our current and projected financial condition, potential growth, future earnings and future cash dividends;
•	announcements we make regarding dividends;
•	actual or anticipated fluctuations in our quarterly financial and operating results;
•	market perception or media coverage of our manager or its affiliates;
•	actions by rating agencies;
•	short sales of our common stock;
•	issuance of new or changed securities analysts’ reports or recommendations;
•	media coverage of us, other REITs or the outlook of the real estate industry;
•	major reductions in trading volumes on the exchanges on which we operate;
•	credit deterioration within our portfolio;
•	legislative or regulatory developments, including changes in the status of our regulatory approvals or licenses;
•	litigation and governmental investigations; and
•	any decision to pursue a spin out of a portion of our assets.

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

We may in the future choose to pay dividends in our own stock, or in the stock of a subsidiary, in which case you could be required to pay income taxes in excess of the cash dividends you receive.

We may in the future distribute taxable dividends that are payable in cash and shares of our common stock at the election of each stockholder. We may also determine to distribute a taxable dividend in the stock of a subsidiary in connection with a spin-out or other transaction. Taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income to the extent of our current and accumulated earnings and profits for federal income tax purposes. As a result, stockholders may be required to pay income taxes with respect to such dividends in excess of the cash dividends received. If a U.S. stockholder sells the stock that it receives as a dividend in order to pay this tax, the sale proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our common stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our common stock.

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

Sales of our common stock or other securities in the public or private market, or the perception that these sales may occur, could cause the market price of our common stock to decline. This could also impair our ability to raise additional capital through the sale of our equity securities. Under our certificate of incorporation, we are authorized to issue up to 500,000,000 shares of common stock, of which 172,487,757 shares of common stock were outstanding as of September 30, 2012. We cannot predict the size of future issuances of our common stock or other securities or the effect, if any, that future sales and issuances would have on the market price of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

3.1	Articles of Amendment and Restatement (incorporated by reference to the Registrant’s Registration Statement on Form S-11 (File No. 333-90578), Exhibit 3.1).

3.2	Articles Supplementary Relating to the Series B Preferred Stock (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003, Exhibit 3.3).

3.3	Articles Supplementary Relating to the Series C Preferred Stock (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 3.3, filed on October 25, 2005).

3.4	Articles Supplementary Relating to the Series D Preferred Stock (incorporated by reference to the Registrant’s Report on Form 8-A, Exhibit 3.1, filed on March 14, 2007).

3.5	Amended and Restated By-laws (incorporated by reference to the Registrant’s Registration Statement on Form 8-K, Exhibit 3.1, filed on May 5, 2006).

4.1	Junior Subordinated Indenture between Newcastle Investment Corp. and The Bank of New York Mellon Trust Company, National Association, dated April 30, 2009 (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 4.1, filed on May 4, 2009).

4.2	Pledge and Security Agreement between Newcastle Investment Corp. and The Bank of New York Mellon Trust Company, National Association, as trustee, dated April 30, 2009 (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 4.2, filed on May 4, 2009).

4.3	Pledge, Security Agreement and Account Control Agreement among Newcastle Investment Corp., NIC TP LLC, as pledgor, and The Bank of New York Mellon Trust Company, National Association, as bank and trustee, dated April 30, 2009 (incorporated by reference to the Registrant’s Report on Form 8- K, Exhibit 4.3, filed on May 4, 2009).

10.1	Amended and Restated Management and Advisory Agreement by and among the Registrant and Fortress Investment Group LLC, dated June 23, 2003 (incorporated by reference to the Registrant’s Registration Statement on Form S-11 (File No. 333-106135), Exhibit 10.1).

10.2	Newcastle Investment Corp. Nonqualified Stock Option and Incentive Award Plan Amended and Restated Effective as of February 11, 2004 (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, Exhibit 10.2).

10.3	Exchange Agreement between Newcastle Investment Corp. and Taberna Preferred Funding IV, Ltd., Taberna Preferred Funding V, Ltd., Taberna Preferred Funding VI, Ltd. and Taberna Preferred Funding VII, Ltd., dated April 30, 2009 (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.1, filed on May 4, 2009).

10.4	Exchange Agreement, dated as of January 29, 2010, by and among Newcastle Investment Corp., Taberna Capital Management, LLC, Taberna Preferred Funding IV, Ltd., Taberna Preferred Funding V, Ltd., Taberna Preferred Funding VI, Ltd. and Taberna Preferred Funding VII, Ltd. (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.1, filed on February 2, 2010).

10.5	Excess Servicing Spread Sale and Assignment Agreement between NIC MSR I LLC, a wholly owned subsidiary of Newcastle Investment Corp., and Nationstar Mortgage LLC, dated December 8, 2011. (incorporated by reference to the Registrant’s Report on Form 10-K, Exhibit 10.5, filed on March 15, 2012).

10.6	Excess Spread Refinanced Loan Replacement Agreement between NIC MSR I LLC, a wholly owned subsidiary of Newcastle Investment Corp., and Nationstar Mortgage LLC, dated December 8, 2011. (incorporated by reference to the Registrant’s Report on Form 10-K, Exhibit 10.6, filed on March 15, 2012).

10.7	Future Spread Agreement for FNMA Mortgage Loans, dated as of May 13, 2012, between Nationstar Mortgage LLC and NIC MSR V LLC (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.2, filed on May 15, 2012).

10.8	Future Spread Agreement for FHLMC Mortgage Loans, dated as of May 13, 2012, between Nationstar Mortgage LLC and NIC MSR IV LLC (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.4, filed on May 15, 2012).

10.9	Future Spread Agreement for Non-Agency Mortgage Loans, dated as of May 13, 2012, between Nationstar Mortgage LLC and NIC MSR VI LLC (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.6, filed on May 15, 2012).

10.10	Future Spread Agreement for GNMA Mortgage Loans, dated as of May 13, 2012, between Nationstar Mortgage LLC and NIC MSR VII LLC (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.8, filed on May 15, 2012).

10..11	Amended and Restated Current Excess Servicing Spread Acquisition Agreement for FNMA Mortgage Loans, dated as of June 7, 2012, between Nationstar Mortgage LLC and NIC MSR II LLC (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.1, filed on June 7, 2012).

10.12	Amended and Restated Future Spread Agreement for FNMA Mortgage Loans, dated June 7, 2012, between Nationstar Mortgage LLC and NIC MSR II LLC (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.2, filed on June 7, 2012).

10.13	Amended and Restated Current Excess Servicing Spread Acquisition Agreement for FHLMC Mortgage Loans, dated as of June 7, 2012, between Nationstar Mortgage LLC and NIC MSR II LLC (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.3, filed on June 7, 2012).

10.14	Amended and Restated Future Spread Agreement for FHLMC Mortgage Loans, dated June 7, 2012, between Nationstar Mortgage LLC and NIC MSR II LLC (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.4, filed on June 7, 2012).

10.15	Amended and Restated Current Excess Servicing Spread Acquisition Agreement for Non-Agency Mortgage Loans, dated as of June 7, 2012, between Nationstar Mortgage LLC and NIC MSR II LLC (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.5, filed on June 7, 2012).

10.16	Amended and Restated Future Spread Agreement for Non-Agency Mortgage Loans, dated June 7, 2012, between Nationstar Mortgage LLC and NIC MSR II LLC (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.6, filed on June 7, 2012).

10.17	Current Excess Servicing Spread Acquisition Agreement for FHLMC Mortgage Loans, dated as of May 31, 2012, between Nationstar Mortgage LLC and NIC MSR III LLC (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.1, filed on June 6, 2012).

10.18	Future Spread Agreement for FHLMC Mortgage Loans , dated May 31, 2012, between Nationstar Mortgage LLC and NIC MSR III LLC (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.2, filed on June 6, 2012).

10.19	Amended and Restated Current Excess Servicing Spread Acquisition Agreement for FNMA Mortgage Loans, dated as of June 28, 2012, between Nationstar Mortgage LLC and NIC MSR V LLC (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.1, filed on July 5, 2012).

10.20	Amended and Restated Current Excess Servicing Spread Acquisition Agreement for FHLMC Mortgage Loans, dated as of June 28, 2012, between Nationstar Mortgage LLC and NIC MSR IV LLC (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.2, filed on July 5, 2012).

10.21	Amended and Restated Current Excess Servicing Spread Acquisition Agreement for Non-Agency Mortgage Loans, dated as of June 28, 2012, between Nationstar Mortgage LLC and NIC MSR VI LLC (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.3, filed on July 5, 2012).

10.22	Amended and Restated Current Excess Servicing Spread Acquisition Agreement for GNMA Mortgage Loans, dated as of June 28, 2012, between Nationstar Mortgage LLC and NIC MSR VII LLC (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.4, filed on July 5, 2012).

10.23	Master Designation Agreement, dated as of July 17, 2012, among B Healthcare Properties LLC and the designees listed on the signature pages attached thereto (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.1, filed on July 23, 2012).

10.24	Amended and Restated Purchase Agreement, dated as of February 27, 2012, by and among the Purchasers named therein, the Sellers named therein, the Former Sellers named therein and Walter C. Bowen (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.2, filed on July 23, 2012).

10.25	Amendment No. 1 to the Amended and Restated Purchase Agreement, dated as of March 30, 2012, among the Purchasers named therein, the Sellers named therein, BDC/West Covina II, LLC and Walter C. Bowen (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.3, filed on July 23, 2012).

10.26	Amendment No. 2 to the Amended and Restated Purchase Agreement, dated as of April 11, 2012, among the Purchasers named therein, the Sellers named therein and Walter C. Bowen (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.4, filed on July 23, 2012).

10.27	Amendment No. 3 to the Amended and Restated Purchase Agreement, dated as of April 27, 2012, among the Purchasers named therein, the Sellers named therein and Walter C. Bowen (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.5, filed on July 23, 2012).

10.28	Amendment No. 4 to the Amended and Restated Purchase Agreement, dated as of June 14, 2012, among the Purchasers named therein, the Sellers named therein and Walter C. Bowen (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.6, filed on July 23, 2012).

10.29	Amendment No. 5 to the Amended and Restated Purchase Agreement, dated as of July 16, 2012, among the Purchasers named therein, the Sellers named therein and Walter C. Bowen (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.7, filed on July 23, 2012).

10.30	Master Credit Facility Agreement, dated as of July 18, 2012, by and among the Borrowers named therein, Propco LLC, TRS LLC and Oak Grove Commercial Mortgage, LLC (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.8, filed on July 23, 2012).

10.31	Assignment of Master Credit Facility Agreement and Other Loan Documents, dated as of July 18, 2012, from Oak Grove Commercial Mortgage, LLC to Fannie Mae (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.9, filed on July 23, 2012).

10.32	Management Agreement, dated as of July 5, 2012, between Willow Park Management LLC and Willow Park Leasing LLC (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.10, filed on July 23, 2012).

10.33	Sale and Cooporation Agreement, dated September 7, 2012, among Newcastle Investment Corp., Barclays Bank PLC and ED LIMITED.

21.1	Subsidiaries of the Registrant (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, Exhibit 21.1)

31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

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

October 26, 2012

By:	/s/ Brian C. Sigman
Brian C. Sigman
Chief Financial Officer and Principal Accounting Officer

October 26, 2012

