Form 10-K
period 2012-12-31
NEWCASTLE INVESTMENT CORP
filed 2013-02-28
CIK 1175483

DRAFT
2/23/2013 8:51 AM

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                 December 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________________ to _____________________________

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

Large Accelerated Filer  ☒     Accelerated Filer  ☐     Non-accelerated Filer  ☐     Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (Check One):

☐ Yes  ☒  No

The aggregate market value of the common stock held by non-affiliates as of June 30, 2012 (computed based on the closing price on such date as reported on the NYSE) was:  $949 million.

The number of shares outstanding of the registrant’s common stock was 253,025,645 as of February 27, 2013.

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

NEWCASTLE INVESTMENT CORP.
FORM 10-K

PART I

Item 1. Business.

Overview

Newcastle Investment Corp. (“Newcastle”) is a real estate investment and finance company. We invest in, and actively manage, a portfolio of real estate securities, loans, excess mortgage servicing rights (“Excess MSRs”), real estate related assets, such as senior living facilities, and other assets. Our objective is to maximize the difference between the yield on our investments and the cost of financing these investments. We often seek to hedge our interest rate risk. We emphasize portfolio management, asset quality, liquidity, diversification, match funded financing and credit risk management.

We conduct our business through the following segments: (i) investments financed with non-recourse collateralized debt obligations (“non-recourse CDOs”), (ii) unlevered investments in deconsolidated Newcastle CDO debt (“unlevered CDOs”), (iii) unlevered Excess MSRs, (iv) investments in senior living assets financed with non-recourse debt (“nonrecourse senior living”), (v) investments financed with other non-recourse debt (“non-recourse other”), (vi) investments and debt repurchases financed with recourse debt (“recourse”), (vii) other unlevered investments (“unlevered other”) and (viii) corporate. Further details regarding the revenues, net income (loss) and total assets of each of our segments for each of the last three fiscal years are presented in Note 3 to Part II, Item 8, “Financial Statements and Supplementary Data.”

The following table summarizes our segments at December 31, 2012:

	Non-Recourse CDOs (A)	Unlevered CDOs (B)	Unlevered Excess MSRs	Non-Recourse Senior Living	Non-Recourse Other (A)(C)	Recourse (D)	Unlevered Other (E)	Corporate	Inter-segment Elimination (F)	Total
GAAP
Investments	$1,411,731	$5,998	$245,036	$181,887	$755,421	$1,049,029	$107,189	$-	$(62,336)	$3,693,955
Cash and restricted cash	2,064	-	-	9,720	-	-	-	222,178	-	233,962
Derivative assets	-	-	-	165	-	-	-	-	-	165
Other assets	7,422	7	33	4,946	113	2,740	1,924	202	(157)	17,230
Total assets	1,421,217	6,005	245,069	196,718	755,534	1,051,769	109,113	222,380	(62,493)	3,945,312

Debt	(1,095,598)	-	-	(120,525)	(651,540)	(925,191)	-	(51,243)	62,336	(2,781,761)
Derivative liabilities	(31,576)	-	-	-	-	-	-	-	-	(31,576)
Other liabilities	(5,681)	-	(406)	(5,084)	(2,684)	(171)	(77)	(44,969)	157	(58,915)
Total liabilites	(1,132,855)	-	(406)	(125,609)	(654,224)	(925,362)	(77)	(96,212)	62,493	(2,872,252)
Preferred stock	-	-	-	-	-	-	-	(61,583)	-	(61,583)

GAAP book value	$288,362	$6,005	$244,663	$71,109	$101,310	$126,407	$109,036	$64,585	$-	$1,011,477

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

(B)	Represents unlevered investments in CDO securities issued by Newcastle. These CDOs have been deconsolidated as we do not have the power to direct the relevant activities of the CDOs.
(C)	The following table summarizes the investments and debt in the non-recourse other segment:

	December 31, 2012
	Investments		Debt
	Outstanding	Carrying	Outstanding	Carrying
	Face Amount	Value	Face Amount*	Value*
Manufactured housing loan portfolio I	$118,746	$100,124	$90,551	$81,963
Manufactured housing loan portfolio II	153,193	150,123	117,907	117,191
Residential mortgage loans	52,352	38,709	-	-
Subprime mortgage loans subject to call options	406,217	405,814	406,217	405,814
Real estate securities	63,505	53,979	44,585	40,572
Operating real estate	N/A	6,672	6,000	6,000
	$794,013	$755,421	$665,260	$651,540

* An aggregate face amount of $71.1 million (carrying value of $62.3 million) of debt represents financing provided by the CDO segment (and included as investments in the CDO segment), which is eliminated upon consolidation.

(D)
The $925.2 million of recourse debt is comprised of (i) $772.9 million of repurchase agreements secured by $820.5 million carrying amount of FNMA/FHLMC securities, (ii) $1.4 million of repurchase agreements secured by $21.0 million face amount of senior notes issued by Newcastle CDO VI, which was repurchased by Newcastle in December 2010 and eliminated in consolidation, and (iii) a $150.9 million repurchase agreement secured by $228.5 million carrying value of non-agency residential mortgage backed securities (“RMBS”).

(E)	The following table summarizes the investments in the unlevered other segment as of December 31, 2012:

	Outstanding Face Amount	Carrying Value	Number of Investments
Real estate securities*	$229,299	$68,863	38
Real estate related loans	80,298	29,831	2
Residential mortgage loans	3,645	2,471	130
Other investments	N/A	6,024	1
	$313,242	$107,189	171

* During the year ended December 31, 2012, Newcastle purchased 17 non-agency RMBS with an aggregate face amount of $90.9 million for an aggregate purchase price of approximately $61.7 million, or an average price of 67.9% of par. As of December 31, 2012, these securities had an aggregate face amount of $89.3 million and a carrying value of $61.3 million.

(F)
Represents the elimination of investments and financings and their related income and expenses between the CDO segment and the other non-recourse segment as the corresponding inter-segment investments and financings are presented on a gross basis within each of these segments.

Our investments currently cover the following distinct categories:

1)	Real Estate Securities:
We underwrite, acquire and manage a diversified portfolio of credit sensitive real estate securities, including commercial mortgage backed securities  (CMBS), senior unsecured REIT debt issued by REITs, real estate related asset backed securities (ABS), including subprime securities, and FNMA/FHLMC securities. As of December 31, 2012, our real estate securities represented 42.9% of our assets as described below, we intend to spin-off approximately 17.1% of these assets.

2)	Real Estate Related Loans:
We acquire and originate loans to real estate owners, including B-notes, mezzanine loans, corporate bank loans, and whole loans.  As of December 31, 2012, our real estate related loans represented 21.4% of our assets.

3)	Residential Mortgage Loans:	We acquire residential mortgage loans, including manufactured housing loans and subprime mortgage loans. As of December 31, 2012, our residential mortgage loans represented 7.5% of our assets.

4)	Operating Real Estate:	We acquire and manage direct and indirect interests in operating real estate, including senior living assets. As of December 31, 2012, our operating real estate represented 5.4% of our assets.

5)	Excess Mortgage Servicing Rights:
Since December 2011, we have made investments in Excess MSRs on five pools of residential mortgage loans with an aggregate unpaid principal balance (“UPB”) as of December 31, 2012 of $76.5 billion. As of December 31, 2012, our investments in Excess MSRs represented 6.2% of our assets. As described below, we intend to spin-off these assets.

In addition, Newcastle had restricted and unrestricted cash and other miscellaneous net assets, which represented 16.6% of our assets at December 31, 2012.  As described below, we intend to spin off a portion of the assets, which consist primarily of cash.

Newcastle’s stock is traded on the New York Stock Exchange under the symbol “NCT.”  Newcastle is a real estate investment trust for federal income tax purposes and is externally managed and advised by an affiliate of Fortress Investment Group LLC, or Fortress.  For its services, our manager is entitled to a management fee and incentive compensation pursuant to a management agreement.  Fortress, through its affiliates, and principals of Fortress collectively owned 4.9 million shares of our common stock and Fortress, through its affiliates, had options to purchase an additional 9.7 million shares of our common stock, which were issued in connection with our equity offerings, representing approximately 7.8% of our common stock on a fully diluted basis, as of December 31, 2012.

Significant Developments

Excess MSRs

We have made investments in Excess MSRs on five pools of residential mortgage loans with an aggregate unpaid principal balance (“UPB”) as of December 31, 2012 of $76.5 billion.   We completed our first Excess MSR investment in December 2011 and completed two additional investments in the Excess MSRs on four pools of mortgage loans in 2012.

On January 4, 2013, we invested $27 million for a one-third interest in the Excess MSRs on a $13 billion UPB Ginnie Mae loan pool from Nationstar Mortgage Holdings, Inc.  ("Nationstar"). Nationstar will service the loans and will retain a one-third interest in the Excess MSRs; a Fortress Fund will acquire the remaining one-third interest.

On January 6, 2013, we agreed to co-invest in Excess MSRs on a portfolio of residential mortgage loans with an approximately $215 billion UPB, as of November 30, 2012, from Nationstar Mortgage Holdings Inc. (“Nationstar”), in conjunction with Nationstar’s purchase of MSRs from Bank of America. We committed to invest approximately $340 million to acquire an approximately one-third interest in the Excess MSRs. The majority of the investment is expected to close in the first quarter of 2013, subject to regulatory and third-party approvals. As in the transaction described above, Nationstar is the servicer and owns a one-third interest. A Fortress Fund acquired the remaining one-third interest. The loans comprise four pools, of which 47% are expected to be loans that are owned, insured or guaranteed by Agency/Government entities and 53% are expected to be non-conforming loans in private label securitizations. On January 31, 2013, we completed the first closing of this co-investment.  The first closing related to Excess MSRs on loans with an aggregate UPB of approximately $58 billion as of December 31, 2012, that are owned, insured, or guaranteed by Fannie Mae or Freddie Mac.

On February 27, 2013, we entered into an agreement to co-invest in non-performing mortgage loans with a UPB of approximately $83.0 million as of December 31, 2012. We have invested approximately $35.0 million to acquire a 70% interest in the non-performing mortgage loans. Nationstar has co-invested pari passu with us in 30% of the non-performing mortgage loans and will be the servicer of the loans performing all servicing and advancing functions, and retaining the ancillary income, servicing obligations and liabilities as the servicer.

We intend to spin off these and certain other assets, as described below.

Residential Assets

Since the beginning of the second quarter of 2012, we have purchased non-Agency RMBS serviced by Nationstar outside of our CDOs with an aggregate face amount of approximately $433.5 million and a fair value of approximately $289.8 million as of December 31, 2012. Subsequent to December 31, 2012, we acquired an additional $321.6 million face amount of non-Agency RMBS for approximately $190.6 million.  As of December 31, 2012, we financed $344.2 million face amount of the securities with approximately $150.9 million of repurchase agreements at a cost of one-month LIBOR plus 200 basis points and a weighted average advance rate of 66%. We intend to spin off these assets and certain other assets, as described below.

Senior Living Assets

During 2012, we completed three acquisitions of senior living assets as follows:

In July 2012, we completed the acquisition of eight senior housing facilities for an aggregate purchase price of approximately $143.3 million plus acquisition-related costs. These assets comprise more than 800 beds in senior living facilities located in California, Oregon, Utah, Arizona and Idaho.

In November 2012, we completed the acquisition of three senior housing facilities for an aggregate purchase price of approximately $22.6 million plus acquisition-related costs. These assets comprise more than 350 beds in senior living facilities located in Utah.

In December 2012, we completed the acquisition of a senior housing facility for an aggregate purchase price of approximately $21.5 million plus acquisition-related costs. This asset comprises more than 200 beds in a senior living facility located in Texas.

Sale of CDO X

In September 2012, we completed the sale of 100% of our interests in CDO X to the sole owner of the senior notes and another third party, in connection with the liquidation and termination of CDO X. We received $130 million for $89.75 million face amount of subordinated notes and all of our equity in CDO X. As a result, we recorded a gain on sale of $224.3 million and deconsolidated CDO X in the quarter ended September 30, 2012.

Spin-Off of Residential Assets

Our Board of Directors has unanimously approved a plan to spin off all of our Excess MSRs and certain other assets. We intend to effect the spin-off in the first half of 2013 by distributing shares of our subsidiary, New Residential Investment Corp. (“New Residential”). New Residential will be a publicly traded real estate investment trust that primarily targets opportunistic investments inresidential estate related investments, including, but not limited to Excess MSRs, RMBS, and non-performing loans. New Residential's investment guidelines will be purposefully broad to enable it to make investments in a wide array of assets, including mortgage servicing advances and non-real estate related assets such as consumer loans. New Residential will be externally managed by FIG LLC, an affiliate of Fortress Investment Group LLC, pursuant to a new management agreement with terms that are substantially similar to the terms of Newcastle’s management agreement. Following the spin-off, we currently expect Newcastle's business strategy will be primarily focused on commercial real estate related investments, senior housing, and other strategic opportunities including, but not limited to, opportunities to liquidate, or "collapse", its CDOs.

New Residential has filed a registration statement with the U.S. Securities and Exchange Commission (“SEC”) with respect to the planned spin-off. The spin-off is subject to certain conditions, such as the SEC declaring effective New Residential’s registration statement, the filing and approval of an application to list New Residential’s common stock on the NYSE (under the symbol “NRZ”) and the formal declaration of the distribution by our Board of Directors.

Our Investment Strategy

Newcastle’s investment strategy focuses predominantly on opportunistic investments in real estate related assets. Our investment guidelines are purposefully broad to enable us to make investments in a wide array of assets, including, but not limited to, any assets that can be held by real estate investment trusts. We do not have specific policies as to the allocation among type of real estate related assets or investment categories since our investment decisions depend on changing market conditions.  Instead, we focus on relative value and in-depth risk/reward analysis. Our focus on relative value means that assets which may be unattractive under particular market conditions may, if priced appropriately to compensate for risks such as projected defaults and prepayments, become attractive relative to other available investments. We generally utilize a match funded financing strategy, when appropriate and available, and active management as part of our investment strategy.

The following summarizes our consolidated investment portfolio at December 31, 2012 (dollars in millions):

	Outstanding Face Amount	Amortized Cost Basis (1)	Percentage of Total Amortized Cost Basis	Carrying Value	Number of Investments	Credit (2)	Weighted Average Life (years) (3)
Investment (9)
I. Residential Servicing & Securities
Excess MSRs Investments	$245	$236	7.4%	$245	5	--	5.4
Non-Agency RMBS (4)	434	275	8.7%	290	29	CC	6.8
Total Residential Servicing & Securities Assets	679	511	16.1%	535			6.3

II. Commercial Real Estate Debt & Other Assets
Commercial Assets
CMBS	475	337	10.6%	376	76	BB-	3.2
Mezzanine Loans	528	443	13.9%	443	17	77%	2.2
B-Notes	171	162	5.1%	162	6	68%	2.1
Whole Loans	30	30	0.9%	30	3	48%	1.1
CDO Securities (5)	96	67	2.1%	71	5	BB	3.3
Other Investments (6)	25	25	0.8%	25	1	--	--
Total Commercial Assets	1,325	1,064	33.4%	1,107			2.6

Residential Assets
MH and Residential Loans	332	290	9.1%	290	8,881	705	6.1
Subprime Securities	124	47	1.5%	66	40	CCC	5.0
Real Estate ABS	10	2	0.1%	1	3	CCC-	4.7
	466	339	10.7%	357			5.8
FNMA/FHLMC securities	769	811	25.5%	813	58	AAA	3.5
Total Residential Assets	1,235	1,150	36.2%	1,170			4.4

Corporate Assets
REIT Debt	63	62	2.0%	66	10	BBB-	1.8
Corporate Bank Loans	392	209	6.6%	209	7	CC	3.6
Total Corporate Assets	455	271	8.6%	275			3.3

Senior Living Properties Investments(7)	188	182	5.7%	182	12	--	--

Total Commercial Real Estate Debt & Other Assets	3,203	2,667	83.9%	2,734			3.4
TOTAL / WA	$3,882	$3,178	100.0%	$3,269			4.0

Reconciliation to GAAP total assets:
Subprime mortgage loans subject to call option (8)				405
Real estate held-for-use				7
Cash and restricted cash				234
Other				30

GAAP total assets				$3,945

WA – Weighted average, in all tables.

(1)	Net of impairment.

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

(3)	Weighted average life is based on the timing of expected principal reduction on the asset.

(4)	Represents non-Agency RMBS purchased outside of our CDOs since April 2012.

(5)	Represents non-consolidated CDO securities, excluding eight securities with a zero value, which had an aggregate face amount of $107 million.

(6)	Represents an equity investment in a real estate owned property.

(7)	Face amount of senior living property investments represents the gross carrying amount, which excludes accumulated depreciation and amortization.

(8)
Our subprime mortgage loans subject to call option are excluded from the statistics because they result from an option, not an obligation, to repurchase such loans, are noneconomic until such option is exercised, and are offset by an equal liability on the consolidated balance sheet.

(9)	The following tables summarize certain supplemental data relating to our investments (dollars in tables in thousands):

Excess MSRs

Collateral Characteristics:

		Collateral Characteristics
	Current Carrying Amount	Original Principal Balance	Current Principal Balance	Number of Loans	WA FICO Score (A)	WA Coupon	WA Maturity (months)	Average Loan Age (months)	Adjustable Rate Mortgage % (B)	1 Month CPR (C)	1 Month CRR (D)	1 Month CDR (E)	1 Month Recapture Rate
Pool 1
Original Pool	$33,977	$9,940,385	$7,927,465	53,477	685	6.0%	277	73	19.5%	23.2%	19.5%	4.5%	40.8%
Recaptured Loans	1,997	-	475,746	2,305	753	4.3%	324	5	0.2%	2.8%	2.8%	0.0%	0.0%
Recapture Agreements	4,936	-	-	-	-	-	-	-	-	-	-	-	-
	40,910	9,940,385	8,403,211	55,782	689	5.9%	280	69	18.4%	22.2%	18.7%	4.2%	40.6%

Pool 2
Original Pool	33,187	10,383,891	9,239,244	47,285	680	5.3%	319	61	11.0%	19.6%	16.4%	3.7%	43.2%
Recaptured Loans	748	-	157,876	721	747	4.2%	327	1	0.0%	0.2%	0.2%	0.0%	0.0%
Recapture Agreements	5,387	-	-	-	-	-	-	-	-	-	-	-	-
	39,322	10,383,891	9,397,120	48,006	681	5.2%	319	60	10.8%	19.3%	16.1%	3.6%	43.2%

Pool 3
Original Pool	30,272	9,844,114	9,030,073	55,496	668	4.7%	290	73	37.2%	15.1%	10.7%	4.9%	22.9%
Recaptured Loans	202	-	39,653	232	728	4.0%	323	1	0.0%	0.7%	0.7%	0.0%	0.0%
Recapture Agreements	4,960	-	-	-	-	-	-	-	-	-	-	-	-
	35,434	9,844,114	9,069,726	55,728	668	4.7%	290	73	37.0%	15.0%	10.7%	4.9%	22.9%

Pool 4
Original Pool	12,076	6,250,549	5,768,822	28,523	671	3.8%	316	61	58.3%	14.2%	5.4%	9.3%	22.4%
Recaptured Loans	73	-	19,311	93	750	4.1%	341	2	0.0%	0.3%	0.3%	0.0%	0.0%
Recapture Agreements	2,887	-	-	-	-	-	-	-	-	-	-	-	-
	15,036	6,250,549	5,788,133	28,616	671	3.8%	316	61	58.1%	14.2%	5.4%	9.3%	22.4%

Pool 5
Original Pool	109,652	47,572,905	43,895,651	185,761	650	4.8%	300	65	57.1%	16.5%	5.2%	11.9%	1.7%
Recapture Loans	30	-	6,910	29	739	3.6%	343	1	6.0%	0.0%	0.0%	0.0%	0.0%
Recapture Agreements	4,652	-	-	-	-	-	-	-	-	-	-	-	-
	114,334	47,572,905	43,902,561	185,790	650	4.8%	300	65	57.1%	16.5%	5.2%	11.9%	1.7%
Total/WA	$245,036	$83,991,844	$76,560,751	373,922	662	4.9%	300	65	44.9%	17.1%	8.7%	9.0%	25.3%

Continued on next page.

Excess MSRs

Collateral Characteristics:

	Collateral Characteristics
	Uncollected Payments (F)	Delinquency 30 Days (F)	Delinquency 60 Days (F)	Delinquency 90+ Days (F)	Loans in Foreclosure	Real Estate Owned	Loans in Bankruptcy
Pool 1
Original Pool	9.9%	5.8%	2.1%	1.2%	3.9%	0.9%	2.6%
Recaptured Loans	0.3%	0.4%	0.0%	0.0%	0.0%	0.0%	0.1%
Recapture Agreements	-	-	-	-	-	-	-
	9.3%	5.5%	1.9%	1.1%	3.7%	0.8%	2.5%

Pool 2
Original Pool	14.1%	5.1%	1.9%	1.5%	7.4%	0.2%	5.1%
Recaptured Loans	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Recapture Agreements	-	-	-	-	-	-	-
	13.9%	5.0%	1.9%	1.4%	7.3%	0.2%	5.0%

Pool 3
Original Pool	14.4%	4.4%	1.6%	1.4%	7.5%	2.2%	3.5%
Recaptured Loans	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Recapture Agreements	-	-	-	-	-	-	-
	14.4%	4.3%	1.6%	1.4%	7.5%	2.2%	3.5%

Pool 4
Original Pool	19.1%	3.8%	1.6%	1.3%	12.1%	2.1%	4.7%
Recaptured Loans	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Recapture Agreements	-	-	-	-	-	-	-
	19.0%	3.7%	1.6%	1.3%	12.1%	2.1%	4.7%

Pool 5
Original Pool	28.8%	9.5%	2.3%	4.5%	17.4%	3.0%	5.1%
Recapture Loans	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Recapture Agreements	-	-	-	-	-	-	-
	28.8%	9.5%	2.3%	4.5%	17.4%	3.0%	5.1%
Total/WA	22.4%	7.4%	2.1%	3.2%	13.1%	2.2%	4.6%

(A)	Weighted average FICO scores are reported based on information provided by the loan servicer on a monthly basis. The loan servicer generally updates the FICO score on a monthly basis.

(B)	Adjustable Rate Mortgage % represents the percentage of the total principal balance of the pool that corresponds to adjustable rate mortgages.

(C)	Constant prepayment rate represents the annualized rate of the prepayments during the month as a percentage of the total principal balance of the pool.

(D)	1 Month CRR, or the voluntary prepayment rate, represents the annualized rate of the voluntary prepayments during the month as a percentage of the total principal balance of the pool.

(E)	1 Month CDR, or the involuntary prepayment rate, represents the annualized rate of the involuntary prepayments (defaults) during the month as a percentage of the total principal balance of the pool.

(F)
Uncollected Payments represents the percentage of the total principal balance of the pool that corresponds to loans for which the most recent payment was not made. Delinquency 30 Days, Delinquency 60 Days and Delinquency 90+ Days represent the percentage of the total principal balance of the pool that corresponds to loans that are delinquent by 30-59 days, 60-89 days or more than 90 days, respectively.

Non-Agency RMBS (A)

	Security Characteristics
Vintage (B)	Average Minimum Rating (C)	Number of Securities	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Principal Subordination (D)	Excess Spread (E)
Pre 2004	CC	12	$28,738	$22,280	8.2%	$22,909	18.8%	3.7%
2004	B-	4	41,434	21,202	7.7%	24,722	16.6%	3.8%
2005	D	1	2,529	1,413	0.5%	1,603	0.0%	0.0%
2006	CC	5	220,749	133,993	48.8%	139,678	5.8%	2.7%
2007 and later	CCC-	7	140,060	95,598	34.8%	100,844	13.1%	3.3%
Total/WA	CC	29	$433,510	$274,486	100.0%	$289,756	10.0%	3.0%

	Collateral Characteristics
Vintage (B)	Average Loan Age (years)	Collateral Factor (F)	3 month CPR (G)	Delinquency (H)	Cumulative Losses to Date
Pre 2004	9.7	0.07	10.2%	16.3%	3.3%
2004	8.3	0.08	11.0%	20.5%	3.7%
2005	7.1	0.22	10.1%	22.0%	14.3%
2006	6.5	0.28	7.2%	28.6%	22.1%
2007 and later	6.0	0.46	10.6%	29.8%	26.5%
Total / WA	6.7	0.31	8.9%	27.4%	20.5%

(A)	Represents non-agency RMBS purchased outside of our CDOs since April 2012.
(B)	The year in which the securities were issued.
(C)
Ratings provided above were determined by third party rating agencies as of a particular date, may not be current and are subject to change at any time. We had approximately $1.5 million of non-agency RMBS assets that were on negative watch for possible downgrade by at least one rating agency as of December 31, 2012.

(D)	The percentage of the outstanding face amount of securities and residual interests that is subordinate to our investments.
(E)	The annualized amount of interest received on the underlying loans in excess of the interest paid on the securities, as a percentage of the outstanding collateral balance.
(F)	The ratio of original unpaid principal balance of loans still outstanding.
(G)	Three month average constant prepayment rate.
(H)	The percentage of underlying loans that are 90+ days delinquent, or in foreclosure or considered real estate owned (REO).

CMBS

Deal Vintage (A)	Average Minimum Rating (B)	Number	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Delinquency 60+ /FC/REO (C)	Principal Subordination (D)	Weighted Average Life (years) (E)
Pre 2004	B	17	$60,384	$55,223	16.4%	$52,017	12.1%	19.2%	1.0
2004	BB+	17	79,600	69,408	20.6%	70,535	1.7%	7.1%	2.0
2005	BB-	9	80,133	29,709	8.8%	49,009	5.8%	6.8%	2.7
2006	B+	21	148,646	94,999	28.2%	105,401	7.0%	12.6%	3.3
2007	CCC+	4	15,237	2,521	0.7%	4,539	5.5%	7.0%	1.5
2010	BB	3	35,000	32,990	9.8%	37,499	0.0%	2.0%	7.9
2011	BB+	5	55,992	52,116	15.5%	57,391	0.0%	4.1%	5.3
Total / WA	BB-	76	$474,992	$336,966	100.0%	$376,391	5.2%	9.6%	3.2

(A)	The year in which the securities were issued.
(B)
Ratings provided above were determined by third party rating agencies as of a particular date, may not be current and are subject to change at any time. We had $1.5 million of CMBS assets that were on negative watch for possible downgrade by at least one rating agency as of December 31, 2012.

(C)	The percentage of underlying loans that are 60+ days delinquent, in foreclosure or considered real estate owned (REO).
(D)	The percentage of the outstanding face amount of securities that is subordinate to our investments.
(E)	Weighted average life is based on the timing of expected principal reduction on the asset.

Mezzanine Loans, B-Notes and Whole Loans

Asset Type	Number	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Weighted Average First Dollar Loan to Value (A)	Weighted Average Last Dollar to Loan Value (A)	Delinquency (B)
Mezzanine Loans	17	$527,793	$442,529	69.8%	$442,529	66.8%	77.2%	2.3%
B-Notes	6	171,258	161,610	25.5%	161,610	58.2%	68.1%	0.0%
Whole Loans	3	30,130	30,130	4.7%	30,130	0.0%	48.4%	0.0%
Total/WA	26	$729,181	$634,269	100.0%	$634,269	62.0%	73.9%	1.6%

(A)	Loan to value is based on the appraised value at the time of purchase or refinancing.
(B)	The percentage of underlying loans that are non-performing, in foreclosure, under bankruptcy filing or considered real estate owned.

CDO Securities (A)

Collateral Manager	Primary Collateral Type	Number	Average Minimum Rating (B)	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Principal Subordination (C)
Third Party	CMBS	1	CC	$5,500	$3,088	4.6%	$3,850	53.5%
Newcastle	CMBS	3	CCC	18,806	3,979	5.9%	5,998	10.0%
Newcastle	ABS	1	BBB	71,972	60,471	89.5%	61,177	52.3%
TOTAL/WA		5	BB	$96,278	$67,538	100.0%	$71,025	44.1%

(A)	Represents non-consolidated CDO securities, excluding eight securities with a zero value, which had an aggregate face amount of $107 million.
(B)
Ratings provided above were determined by third party rating agencies as of a particular date, may not be current and are subject to change at any time. We had no CDO assets that were on negative watch for possible downgrade by at least one rating agency as of December 31, 2012.

(C)	The percentage of the outstanding face amount of securities that is subordinate to our investments.

Manufactured Housing and Residential Loans

Deal	Average FICO Score (A)	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Average Loan Age (years)	Original Balance	Delinquency 90+/FC/REO (B)	Cumulative Loss to Date
Manufactured Housing Loans Portfolio I	703	$119,319	$98,233	33.9%	$98,233	11.2	$327,855	1.1%	8.9%

Manufactured Housing Loans Portfolio II	703	156,265	149,723	51.6%	149,723	13.6	434,739	1.7%	7.3%

Residential Loans Portfolio I	712	52,352	38,598	13.3%	38,598	9.7	646,357	9.1%	0.5%

Residential Loans Portfolio II	737	3,779	3,499	1.2%	3,499	8.3	83,950	64.4%	0.0%
Total / WA	705	$331,715	$290,053	100.0%	$290,053	12.1	$1,492,901	3.3%	6.7%

(A)
Based on updated FICO scores provided by the loan servicer of the manufactured housing loan portfolios and original FICO scores for the residential loan portfolios as the loan servicers of the residential loan portfolios do not provide updated FICO scores.

(B)	The percentage of loans that are 90+ days delinquent or in foreclosure or considered real estate owned (REO).

Subprime Securities (A)

	Security Characteristics
Vintage (B)	Average Minimum Rating (C)	Number of Securities	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Principal Subordination (D)	Excess Spread (E)
Pre 2004	CCC+	6	$5,472	$2,381	5.1%	$3,856	27.8%	3.2%
2004	CCC	6	11,738	2,877	6.1%	5,846	6.2%	2.6%
2005	CC	18	55,363	7,629	16.1%	13,735	16.4%	3.9%
2006	B+	5	39,029	25,706	54.3%	31,549	41.9%	4.2%
2007	CCC-	5	13,103	8,722	18.4%	11,234	25.4%	3.8%
Total / WA	CCC	40	$124,705	$47,315	100.0%	$66,220	24.9%	3.8%

	Collateral Characteristics
Vintage (B)	Average Loan Age (years)	Collateral Factor (F)	3 Month CPR (G)	Delinquency (H)	Cumulative Losses to Date
Pre 2004	9.5	0.05	11.2%	19.6%	2.6%
2004	8.6	0.14	13.8%	12.8%	2.8%
2005	7.7	0.20	11.0%	29.8%	10.7%
2006	6.8	0.27	10.5%	23.3%	21.3%
2007	6.0	0.41	9.7%	28.5%	25.4%
Total / WA	7.4	0.23	11.0%	25.6%	14.5%

Real Estate ABS

	Security Characteristics
Asset Type	Average Minimum Rating(C)	Number	Outstanding Face Amount	Amortized Cost Basis Amount	Percentage of Total Amortized Basis	Carrying Value	Principal Subordination (D)	Excess Spread (E)

Small Business Loans	CCC-	3	$10,098	$1,547	100.0%	$1,475	3.0%	21.4%
Total / WA	CCC-	3	$10,098	$1,547	100.0%	$1,475	3.0%	21.4%

	Collateral Characteristics
Asset Type	Average Loan Age(years)	Collateral Factor (F)	3 Month CPR (G)	Delinquency (H)	Cumulative Loss to Date

Small Business Loans	10.0	0.21	2.7%	38.3%	21.4%
Total / WA	10.0	0.21	2.7%	38.3%	21.4%

(A)
Includes subprime retained securities in the securitizations of Subprime Portfolios I and II. For further information on these securitizations, see Note 5 to our consolidated financial statements included herein.

(B)	The year in which the securities were issued.
(C)
Ratings provided above were determined by third party rating agencies as of a particular date, may not be current and are subject to change at any time. We had no ABS assets that were on negative watch for possible downgrade by at least one rating agency as of December 31, 2012.

(D)	The percentage of the outstanding face amount of securities and residual interests that is subordinate to our investments.
(E)	The annualized amount of interest received on the underlying loans in excess of the interest paid on the securities, as a percentage of the outstanding collateral balance.
(F)	The ratio of original unpaid principal balance of loans still outstanding.
(G)	Three month average constant prepayment rate.
(H)	The percentage of underlying loans that are 90+ days delinquent, or in foreclosure or considered real estate owned (REO).

REIT Debt

Industry	Average Minimum Rating (A)	Number	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value

Retail	BBB+	2	$9,500	$8,986	14.5%	$10,116
Diversified	B-	1	12,000	11,990	19.3%	12,060
Office	BBB-	2	12,000	12,063	19.4%	12,388
Multifamily	BBB	2	12,500	12,503	20.2%	13,182
Healthcare	BBB-	3	16,700	16,527	26.6%	18,428
Total / WA	BBB-	10	$62,700	$62,069	100.0%	$66,174

Corporate Bank Loans

Industry	Average Minimum Rating (A)	Number	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value

Media	CCC-	2	161,601	60,035	28.7%	60,035
Resorts	NR	3	204,678	128,991	61.8%	128,991
Restaurant	B	2	25,625	19,837	9.5%	19,837
Total / WA	CC	7	$391,904	$208,863	100.0%	$208,863

(A)
Ratings provided above were determined by third party rating agencies as of a particular date, may not be current and are subject to change at any time. We had no corporate assets that were on negative watch for possible downgrade by at least one rating agency as of December 31, 2012.

Senior Living Portfolio

Investment characteristics:

		Number of	Number of	Gross Initial Investment	Purchase	Costs Capitalized Sebsequent to	Accumulated Depreciation/ Amortization and Closing	Carrying	Outstanding
Portfolio	Acquisition Date	Communities	Beds	(A)	Price	Acquisition	Adjustments	value (B)	Debt
BPM	July 2012	8	831	$149,267	$143,300	$218	$5,387	$138,131	$88,400
Utah	November 2012	3	358	$24,002	$22,578	$78	$394	$22,262	$16,000
Courtyards	December 2012	1	221	$22,415	$21,500	$-	$6	$21,494	$16,125
		12	1,410	$195,684	$187,378	$296	$5,787	$181,887	$120,525

Performance information:

Average Revenue
	Average Occupancy		Per Occupied Bed (C)
	Three Months		Three Months
	Ended		Ended
Portfolio	December 31, 2012	At Acquisition	December 31, 2012	At Acquisition
BPM	89.1%	87.7%	$4,224	$4,208
Utah	N/A	82.0%	N/A	$2,428
Courtyards (D)	N/A	N/A	N/A	N/A

(A)	Purchase price plus related acquisition costs.

(B)	Combined GAAP carrying value of long-lived assets and intangible assets, net of accumulated depreciation and amortization.

(C)	Total monthly revenue divided by the average number of occupied beds.

(D)	There is no performance information as the acquisition of the portfolio closed on December 27, 2012.

The following table summarizes the geographic location of our senior living portfolios:

	Number of	Number of
Location	Communities	Beds
Arizona	1	107
California	3	325
Idaho	1	121
Texas	1	221
Oregon	2	163
Utah	4	473
	12	1,410

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

Our Financing and Hedging Activities

We employ leverage as part of our investment strategy. We do not have a predetermined target debt to equity ratio as we believe the appropriate leverage for the particular assets we are financing depends on the credit quality of those assets. As of December 31, 2012 and as of the date of this Annual Report, we have complied with the general investment guidelines adopted by our board of directors that limit total leverage. We utilize leverage for the sole purpose of financing our portfolio and not for the purpose of speculating on changes in interest rates.

We strive to maintain access to a broad array of capital resources in an effort to insulate our business from potential fluctuations in the availability of capital.  We utilize multiple forms of financing, including common and preferred stock offerings, collateralized debt obligations (CDOs), other securitizations, term loans, and trust preferred securities, as well as short term financing in the form of loans and repurchase agreements. Further details regarding the forms of financing that we are currently able to utilize are presented in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “– Market Considerations” and “– Liquidity and Capital Resources.”

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

Debt Obligations

The following table presents certain summary information regarding our debt obligations and related hedges as of December 31, 2012 (dollars in thousands):

						Collateral
	Outstanding Face Amount	Carrying Value	Weighted Average Funding Cost (1)	Weighted Average Maturity (Years)	Face Amount of Floating Rate Debt	Outstanding Face Amount (2)	Amortized Cost Basis (2)	Carrying Value (2)	Weighted Average Maturity (Years)	Floating Rate Face Amount (2)	Aggregate Notional Amount of Current Hedges (3)
Debt Obligation

CDO Bonds Payable	$1,090,915	$1,091,354	2.08%	2.5	$1,069,432	$1,693,212	$1,289,762	$1,349,395	2.9	$805,422	$312,043
Other Bonds and Notes Payable	187,963	183,390	5.07%	4.0	-	271,939	250,248	250,248	6.1	26,636	-
Repurchase Agreements (4)	929,435	929,435	0.81%	0.1	929,435	1,112,796	1,034,078	1,049,029	4.6	1,112,796	-
Mortgage Notes Payable	120,525	120,525	3.79%	5.8	55,525	N/A	181,888	181,888	N/A	-	23,400
Junior Subordinated Notes Payable	51,004	51,243	7.40%	22.3	-	-	-	-	-	-	-
Subtotal debt obligations	2,379,842	2,375,947	2.02%	2.3	$2,054,392	$3,077,947	$2,755,976	$2,830,560	3.8	$1,944,854	$335,443
Financing on Subprime
Mortgage Loans Subject to Call Option	406,217	405,814
Total debt obligations	$2,786,059	$2,781,761

(1)	Including the effect of applicable hedges.
(2)	Excluding (i) restricted cash held in CDOs to be used for principal and interest payments of CDO debt, and (ii) operating cash in senior living entities.
(3)
Including a $23.4 million notional amount interest rate cap agreement for the mortgage notes payable, and $69.1 million and $88.5 million notional amount interest rate swap agreements in CDOs IV and VI, respectively, which were economic hedges not designated as hedges for accounting purposes.

(4)
These repurchase agreements were partially secured by $21.0 million face amount of notes issued by Newcastle CDO VI, which was repurchased by Newcastle in December 2010 and eliminated in consolidation. As of December 31, 2012, the maximum recourse to Newcastle was $1.4 million.

Further details regarding our debt obligations are presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” as well as Note 10 to Part II, Item 8, “Financial Statements and Supplementary Data.”

Formation

We were formed in June 2002 and completed our initial public offering in October 2002.

The following table presents information on shares of our common stock issued since our formation:

Year	Shares Issued	Range of Issue Prices (1)	Net Proceeds (millions)
Formation - 2006	45,713,817
2007	7,065,362	$27.75-$31.30	$201.3
2008	9,871	N/A	$0.1
2009	123,463	N/A	$0.1
2010	9,114,671	$3.13	$28.5
2011	43,153,825	$4.55 - $6.00	$210.9
2012	67,344,636	$6.22 - $6.71	$434.9
December 31, 2012	172,525,645
January 2013	57,500,000	$9.35	$526.2
February 2013	23,000,000	$10.48	$237.4

(1)  Excludes prices of shares issued pursuant to the exercise of options and of shares issued to our independent directors. Includes prices of shares issued in exchange for preferred shares.

Investment Guidelines

Our general investment guidelines, adopted by our board of directors, include:

•	no investment is to be made which would cause us to fail to qualify as a REIT;

•	no investment is to be made which would cause us to be regulated as an investment company;

•	no more than 20% of our total equity, determined as of the date of such investment, is to be invested in any single asset;

•	our leverage (as defined in our governing documents) is not to exceed 90% of the sum of our total debt and our total equity; and

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

To provide an incentive for our manager to enhance the value of our common stock, our manager is entitled to receive an incentive return (the “Incentive Compensation”) on a cumulative, but not compounding, basis in an amount equal to the product of (A) 25% of the dollar amount by which (1) (a) our funds from operations (defined as the net income available for common stockholders before the Incentive Compensation, excluding extraordinary items, plus depreciation of operating real estate, and after adjusting for unconsolidated subsidiaries, if any) per share of common stock (based on the weighted average number of shares of common stock outstanding) plus (b) gains (or losses) from debt restructuring and from sales of property and other assets per share of common stock (based on the weighted average number of shares of common stock outstanding), exceed (2) an amount equal to (a) the weighted average of the price per share of common stock in our initial public offering and the value attributed to the net assets transferred to us by Newcastle Investment Holdings, and in any of our subsequent offerings (adjusted for prior capital dividends or capital distributions) multiplied by (b) a simple interest rate of 10% per annum (divided by four to adjust for quarterly calculations) multiplied by (B) the weighted average number of shares of common stock outstanding. Our manager earned no incentive compensation during 2012, 2011, or 2010.

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

Property Management Agreements

In 2012, Newcastle entered into property management agreements with certain subsidiaries of Fortress.  Pursuant to the agreements, Fortress, through its subsidiaries, will manage twelve senior living properties owned by Newcastle and will receive management fees equal to 6.0% of revenues (as defined in the agreements) for the first two years of the agreements and 7.0% thereafter. In addition, Fortress, through its subsidiaries, will receive reimbursement for certain expenses, including all of the compensation expense associated with the 1,021 on-site employees. The property management agreements have an initial term of ten years and provide for automatic one-year extensions after the initial term, subject to termination rights.

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

Competition

We are subject to significant competition in seeking investments. We compete with several other companies for investments, including other REITs, mortgage servicers, insurance companies and other investors including funds and companies affiliated with our manager. Some of our competitors have greater resources than we possess, or have greater access to capital or various types of financing than are available to us, and we may not be able to compete successfully for investments or provide attractive investments returns relative to our competitors. See Part 1, Item 1A, “Risk Factors – We are subject to significant competition, and we may not compete successfully.”

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

Risks Relating to Our Manager

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

There are conflicts of interest inherent in our relationship with our manager insofar as our manager and its affiliates — including investment funds, private investment funds, or businesses managed by our manager — invest in real estate securities, real estate related loans, Excess MSRs, operating real estate, including senior living facilities, and other assets, and whose investment objectives overlap with our investment objectives.  Certain investments appropriate for us may also be appropriate for one or more of these other investment vehicles. Members of our board of directors and employees of our manager who are our officers may serve as officers and/or directors of these other entities.  In addition, our manager or its affiliates may have investments in and/or earn fees from such other investment vehicles that are higher than their economic interests in us and which may therefore create an incentive to allocate investments to such other investment vehicles.  Our manager or its affiliates may determine, in their discretion, to make a particular investment through another investment vehicle rather than through us and have no obligation to offer to us the opportunity to participate in any particular investment opportunity. For example, Fortress has a fund primarily focused on investments in Excess MSRs. These funds generally have a fee structure similar to ours, but the fees actually paid will vary depending on the size and performance of each fund.

Our management agreement with our manager generally does not limit or restrict our manager or its affiliates from engaging in any business or managing other pooled investment vehicles that invest in investments that meet our investment objectives, except that under our management agreement neither our manager nor any entity controlled by or under common control with our manager is permitted to raise or sponsor any new pooled investment vehicle whose investment policies, guidelines or plan target as its primary investment category investment in U.S. dollar-denominated credit sensitive real estate related securities reflecting primarily U.S. loans or assets.  Our manager intends to engage in additional real estate related management and investment opportunities in the future, which may compete with us for investments or result in a change in our current investment strategy.

The ability of our manager and its officers and employees to engage in other business activities, subject to the terms of our management agreement with our manager, may reduce the amount of time our manager, its officers or other employees spend managing us.  In addition, we may engage (subject to our investment guidelines) in material transactions with our manager or another entity managed by our manager or one of its affiliates, including, but not limited to, certain financing arrangements, purchases of debt, co-investments, investments in Excess MSRs, servicing advances and other assets, that present an actual, potential or perceived conflict of interest.  For instance, we recently entered into agreements with an affiliate of our manager to manage the senior living facilities that we own. It is possible that actual, potential or perceived conflicts could give rise to investor dissatisfaction, litigation or regulatory enforcement actions.  Appropriately dealing with conflicts of interest is complex and difficult, and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with one or more potential, actual or perceived conflicts of interest.  Regulatory scrutiny of, or litigation in connection with, conflicts of interest could have a material adverse effect on our reputation, which could materially adversely affect our business in a number of ways, including causing an inability to raise additional funds, a reluctance of counterparties to do business with us, a decrease in the prices of our common and preferred securities and a resulting increased risk of litigation and regulatory enforcement actions.

The management compensation structure that we have agreed to with our manager, as well as compensation arrangements that we may enter into with our manager in the future (in connection with new lines of business or other activities), may incentivize our manager to invest in high risk investments.  In addition to its management fee, our manager is currently entitled to receive incentive compensation based in part upon our achievement of targeted levels of funds from operations (as defined in the management agreement).  In evaluating investments and other management strategies, the opportunity to earn incentive compensation based on funds from operations or, in the case of any future incentive compensation arrangement, other financial measures on which incentive compensation may be based, may lead our manager to place undue emphasis on the maximization of such measures at the expense of other criteria, such as preservation of capital, in order to achieve higher incentive compensation, particularly in light of the fact that our manager has not received any incentive compensation since 2008.  Investments with higher yield potential are generally riskier or more speculative than lower-yielding investments. Moreover, because our manager receives compensation in the form of options in connection with the completion of our common equity offerings, our manager may be incentivized to cause us to issue additional common stock, which could be dilutive to existing stockholders.

If the spin off of New Residental is completed, our manager, FIG LLC, will enter into a separate management agreement with New Residential, and the terms of that management agreement will be substantially similar to the terms of Newcastle's existing mangement agreement.  As a result, FIG LLC will be entitled to earn a management fee from New Residential and will be eligible to receive incentive compensation based in part upon New Residential's achievement of targeted level of funds from operations tested from the date of the spin off and without  regard to Newcastle's prior performance.

It would be difficult and costly to terminate our management agreement with our manager.

It would be difficult and costly for us to terminate our management agreement with our manager. The management agreement may only be terminated annually upon (i) the affirmative vote of at least two-thirds of our independent directors, or by a vote of the holders of a simple majority of the outstanding shares of our common stock, that there has been unsatisfactory performance by our manager that is materially detrimental to us or (ii) a determination by a simple majority of our independent directors that the management fee payable to our manager is not fair, subject to our manager's right to prevent such a termination by accepting a mutually acceptable reduction of fees. Our manager will be provided 60 days' prior notice of any such termination and will be paid a termination fee equal to the amount of the management fee earned by the manager during the twelve-month period preceding such termination.  In addition, following any termination of the management agreement, the manager may require us to purchase its right to receive incentive compensation at a price determined as if our assets were sold for their fair market value (as determined by an appraisal, taking into account, among other things, the expected future value of the underlying investments) or otherwise we may continue to pay the incentive compensation to our manager. These provisions may increase the effective cost to us of terminating the management agreement, thereby adversely affecting our ability to terminate our manager without cause.

Our directors have approved very broad investment guidelines for our manager and do not approve each investment decision made by our manager.

Our manager is authorized to follow very broad investment guidelines. Consequently, our manager has great latitude in determining the types and categories of assets it may decide are proper investments for us including the latitude to invest in types and categories of assets that may differ significantly from those in which we currently invest.  Our directors periodically review our investment guidelines and our investment portfolio. However, our board does not review or pre-approve each proposed investment or our related financing arrangements.  In addition, in conducting periodic reviews, the directors rely primarily on information provided to them by our manager. Furthermore, transactions entered into by our manager may be difficult or impossible to unwind by the time they are reviewed by the directors even if the transactions contravene the terms of the management agreement.

We may change our investment strategy without stockholder consent, which may result in our making investments that are different, riskier or less probable than our current investments.

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

We are actively exploring new business opportunities and asset categories, which may be unsuccessful, divert managerial attention or require significant financial resources, which could have a negative impact on our financial results.

Consistent with our broad investment guidelines and our investment objectives, we have acquired and are actively exploring additional opportunities to acquire Excess MSRs and additional classes of operating real estate, including senior living facilities.   See “—We invest in Excess MSRs, and such investments could have a negative impact on our financial results,” and  “—We invest in senior living facilities, which are subject to various risks that could have a negative impact on our financial results.” We may also pursue opportunities to invest in a variety of other types of assets, including, but not limited to, servicing advances and consumer loans.

Although we currently believe that we will have significant investment opportunities in the future, these opportunities may not materialize and our ability to act on new investment opportunities may be constrained by requirements of the Investment Company Act of 1940, as amended (the “1940 Act”), and federal tax law.  We also believe investing in our target assets will provide us attractive risk-adjusted returns, but, assuming we are successful in acquiring these assets, they may not achieve the returns we anticipate and may not even be profitable. Moreover, these investments may not be successful, as a result of our manager's limited experience with certain types of assets, or for other reasons. Further, new business opportunities may divert managerial attention from more profitable opportunities, and they may require significant financial resources. Any or all of the foregoing could have a negative impact on our financial results.

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

Our manager’s due diligence of investment opportunities and other transactions may not identify all pertinent risks, which could materially affect our business, financial condition, liquidity and results of operations.

Our manager intends to conduct due diligence with respect to each investment opportunity, or other transaction  it pursues. It is possible, however, that our manager’s due diligence processes will not uncover all relevant facts, particularly with respect to any assets we acquire from third parties. In these cases, our manager may be given limited access to information about the investment and will rely on information provided by the target of the investment. In addition, if investment opportunities are scarce, the process for selecting bidders is competitive, or the timeframe in which we are required to complete diligence is short, our ability to conduct a due diligence investigation may be limited, and we would be required to make investment decisions based upon a less thorough diligence process than would otherwise be the case. Accordingly, investments and other transactions that initially appear to be viable may prove not to be over time due to the limitations of the due diligence process or other factors.

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

Changes in these factors are difficult to predict, and a change in one factor can affect other factors.  For example, during 2007, increased default rates in the subprime mortgage market played a role in causing credit spreads to widen, reducing availability of credit on favorable terms, reducing liquidity and price transparency of real estate related assets, resulting in difficulty in obtaining accurate mark-to-market valuations, and causing a negative perception of the state of the real estate markets and of REITs generally.  These conditions worsened during 2008, and intensified meaningfully during the fourth quarter of 2008 as a result of the global credit and liquidity crisis, resulting in extraordinarily challenging market conditions. Since then, market conditions have generally improved, but they could deteriorate in the future, including, as a results of increased taxes and pending mandatory reductions in federal spending during 2013.

A prolonged economic slowdown, a lengthy or severe recession, or declining real estate values could harm our operations.

We believe the risks associated with our business are more severe during periods similar to those we recently experienced in which an economic slowdown or recession is accompanied by declining real estate values.   Declining real estate values generally reduce the level of new mortgage loan originations, since borrowers often use increases in the value of their existing properties to support the purchase of, or investment in, additional properties.  Borrowers may also be less able to pay principal and interest on our loans, and the loans underlying our securities and Excess MSRs, if the economy weakens.  Further, declining real estate values significantly increase the likelihood that we will incur losses on our loans and securities in the event of default because the value of our collateral may be insufficient to cover our basis.  Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect our net interest income from loans and securities in our portfolio and our income from Excess MSRs, as well as our ability to originate, sell and securitize loans, which would significantly harm our revenues, results of operations, financial condition, liquidity, business prospects and our ability to make distributions to our stockholders. For more information on the impact of market conditions on our business and results of operations see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Considerations.”

The geographic distribution of the residential mortgage loans underlying, and collateral securing, certain of our investments subjects us to geographic real estate market risks, which could adversely affect the performance of our investments, our results of operations and our financial condition.

The geographic distribution of the residential mortgage loans underlying, and collateral securing, certain of our investments, including our Excess MSRs and non-Agency RMBS, exposes us to risks associated with the real estate industry in general within the states and regions in which we hold significant investments. These risks include, without limitation: possible declines in the value of real estate; risks related to general and local economic conditions; possible lack of availability of mortgage funds; overbuilding; extended vacancies of properties; increases in competition, property taxes and operating expenses; changes in zoning laws; costs resulting from the clean-up of, and liability to third parties for damages resulting from, environmental problems; casualty or condemnation losses; uninsured damages from floods, earthquakes or other natural disasters; and changes in interest rates. To the extent any of the foregoing risks arise in states and regions where we hold significant investments, the performance of our investments, our results of operations and our financial condition could suffer a material adverse effect.

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

We had approximately $1.5 million of assets in our consolidated CDOs as of December 31, 2012, that are under negative watch for possible downgrade by at least one of the rating agencies.  One or more of the rating agencies could downgrade some or all of these assets at any time, and any such downgrade could negatively affect – and possibly materially affect – our future cash flows. As of the December 2012 remittance date for CDO IV and as of the February 2013 remittance date for CDO VI, these CDOs were not in compliance with their applicable over collateralization tests and consequently, we are not receiving residual cash flows from these CDOs, other than senior management fees and cash flow distributions from senior classes of bonds we own.  Based upon our current calculations, we expect CDO VI to remain out of compliance for the foreseeable future.  Moreover, given current market conditions, it is possible that all of our CDOs could be out of compliance with their over collateralization tests as of one or more measurement dates within the next twelve months.

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

In addition, we can be removed as manager of a CDO if certain events occur, including the failure to satisfy specific over collateralization and interest coverage tests, failure to satisfy certain “key man” requirements or an event of default occurring for the failure to pay interest on the related senior classes of securities of the CDO. If we are removed as collateral manager, we would no longer receive management fees from — and no longer be able to manage the assets of — the applicable CDO, which could negatively affect our cash flows, business, results of operations and financial condition. On June 17, 2011, CDO V failed additional over collateralization tests. The consequences of failing these tests are that an event of default has occurred, and we may be removed as the collateral manager under the documentation governing CDO V. So long as the event of default continues, we will not be permitted to purchase or sell any collateral in CDO V. If we are removed as the collateral manager of CDO V, we would no longer receive the senior management fees from such CDO. As of December 31, 2012, we have not been removed as collateral manager. Based upon our current calculations, we estimate that if we are removed as the collateral manager of CDO V, the loss of senior management fees would not have a material negative impact on our cash flows, business, results of operations or financial condition. Given current market conditions, it is possible that events of default may occur in other CDOs, and we could be removed as the collateral manager of those CDOs if certain events of default occur.  Moreover, our cash flows, business, results of operations and/or financial condition could be materially and negatively impacted if certain events of default occur.

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

Our counterparties are not required to roll our repurchase agreements upon the expiration of their stated terms, which subjects us to a number of risks.  As we have experienced recently and may experience in the future, counterparties electing to roll our repurchase agreements may charge higher spread and impose more onerous terms upon us, including the requirement that we post additional margin as collateral.  More significantly, if a repurchase agreement counterparty elects not to extend our financing, we would be required to pay the counterparty the full repurchase price on the maturity date and find an alternate source of financing. Alternate sources of financing may be more expensive, contain more onerous terms or simply may not be available.  If we were unable to pay the repurchase price for any security financed with a repurchase agreement, the counterparty has the right to sell the underlying security being held as collateral and require us to compensate for any shortfall between the value of our obligation to the counterparty and the amount for which the collateral was sold (which may be a significantly discounted price).  As of December 31, 2012, we had $929.4 million outstanding under repurchase agreement financings. Moreover, these repurchase agreement obligations are with five counterparties. If any of our counterparties elected not to roll these repurchase agreements, we may not be able to find a replacement counterparty in a timely manner.

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

With respect to our Excess MSRs, we are subject to counterparty concentration risk as a result of our co-investments with Nationstar.  All of our investments in Excess MSRs to date relate to loans serviced by Nationstar. If Nationstar is terminated as the servicer of the underlying mortgages, Newcastle’s right to receive its portion of the excess mortgage servicing amount is also terminated. Moreover, in the event that Nationstar files for bankruptcy, our expected returns on these investments would be severely impacted.  See “—We will be dependent on mortgage servicers, including Nationstar, to service the mortgage loans underlying the Excess MSRs that we acquire.” Moreover, Nationstar has no obligation to offer us any future co-investment opportunity on the same terms of prior transactions, or at all, and we may not be able to find suitable counterparties other than Nationstar from which to acquire Excess MSRs, which could impact our business strategy.

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

One component of our investment strategy is to use match funded financing structures for certain of our investments, which match assets and liabilities with respect to maturities and interest rates. When available, this strategy mitigates the risk of not being able to refinance an investment on favorable terms or at all. However, our manager may elect for us to bear a level of refinancing risk on a short-term or longer-term basis, as in the case of investments financed with repurchase agreements, when, based on its analysis, our manager determines that bearing such risk is advisable or unavoidable (which is generally the case with respect to the residential mortgage loans and FNMA/FHLMC securities in which we invest).  In addition, we may be unable, as a result of conditions in the credit markets, to match fund our investments.  For example, non-recourse term financing not subject to margin requirements was generally not available or economical for the past three years and is currently still difficult to obtain, which impairs our ability to match fund our investments. Moreover, we may not be able to enter into interest rate swaps.  Lastly, lenders may be unwilling to finance certain types of assets, such as Excess MSRs, because of the challenges with perfecting security interests in the underlying collateral. A decision not to, or the inability to, match fund certain investments, exposes us to additional risks.

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

When we acquire securities and loans that we finance on a short-term basis with a view to securitization or other long-term financing, we bear the risk of being unable to securitize the assets or otherwise finance them on a long-term basis at attractive prices or in a timely matter, or at all. If it is not possible or economical for us to securitize or otherwise finance such assets on a long-term basis, we may be unable to pay down our short-term credit facilities, or be required to liquidate the assets at a loss in order to do so.  For example, our ability to finance investments with securitizations or other long-term non-recourse financing not subject to margin requirements has been impaired since 2007 as a result of market conditions.  These conditions make it highly likely that we will have to use less efficient forms of financing for any new investments, which will likely require a larger portion of our cash flows to be put toward making the initial investment and thereby reduce the amount of cash available for distribution to our stockholders and funds available for operations and investments, and which will also likely require us to assume higher levels of risk when financing our investments. In addition, there is no established market for financing of investments in Excess MSRs, and it is possible that one will not develop. Any such financing would likely require the consent of the applicable Government Sponsored Enterprise (“GSE”) or owner of the underlying loans, and such consent may be costly or impossible to obtain.  Moreover, obtaining such consent may require us or our co-investment counterparties to agree to material structural, economic and indemnification, or other terms that expose us to risks to which we have not previously been exposed and that could negatively affect our returns from our investments.

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

In the event of default under a loan held directly by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the outstanding principal and accrued but unpaid interest of the loan, which could adversely affect our cash flow from operations. Foreclosure of a loan, particularly a commercial loan, or any other restructuring activities related to an investment, can be an expensive and lengthy process, which would negatively affect our anticipated return on the foreclosed loan or such other investment. In addition, as part of any foreclosure or other restructuring, we may acquire control of a property securing a defaulted loan, which would expose us to additional risks specific to the property, including, but not limited to, the risks related to any business conducted on such property.  As part of a restructuring, we may also exchange our debt for, or otherwise acquire, equity of an entity, which may involve contested negotiations and could expose us to risks associated with owning the entity.

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

Our investments in debt securities involve special risks. REITs generally are required to invest substantially in real estate or real estate-related assets and are subject to the inherent risks associated with real estate-related investments discussed in this report. Our investments in debt are subject to the risks described above with respect to mortgage loans and mortgage-backed securities and similar risks, including:

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

Subject to maintaining our qualification as a REIT and our exemption from the 1940 Act, we expect to continue to co-invest in Excess MSRs with Nationstar, which is a leading residential mortgage servicer and is majority-owned by funds managed by our manager. We may also invest in Excess MSRs with other servicers.

A mortgage servicing right (“MSR”) provides a mortgage servicer with the right to service a pool of mortgages in exchange for a portion of the interest payments made on the underlying mortgages. This amount typically ranges from 25 to 50 basis points (“bps”) times the unpaid principal balance (“UPB”) of the mortgages. The MSR can be divided into two components: a basic fee and an Excess MSR. The basic fee is the amount of compensation for the performance of servicing duties, and the Excess MSR, is the amount that exceeds the basic fee. For example, if an MSR is 30 bps and the basic fee is 5 bps, then the Excess MSR is 25 bps.

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

Prepayment speeds significantly affect the value of Excess MSRs. Prepayment speed is the measurement of how quickly borrowers pay down the UPB of their loans or how quickly loans are otherwise brought current, modified, liquidated or charged off.  When we invest in Excess MSRs, we base the price we pay and the rate of amortization of those assets on, among other things, our projection of the cash flows from the related pool of mortgage loans. Our expectation of prepayment speeds is a significant assumption underlying those cash flow projections. If prepayment speeds are significantly greater than expected, the carrying value of Excess MSRs could exceed their estimated fair value. If the fair value of Excess MSRs decreases, we would be required to record a non-cash charge, which would have a negative impact on our financial results. Furthermore, a significant increase in prepayment speeds could materially reduce the ultimate cash flows we receive from Excess MSRs, and we could ultimately receive substantially less than what we paid for such assets.

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

Favorable ratings from third-party rating agencies such as Standard & Poor's, Moody's Investors Service and Fitch are important to the conduct of a mortgage servicer's loan servicing business and a downgrade in a mortgage servicer's ratings could have an adverse effect on us and the value of our Excess MSRs. Downgrades in a mortgage servicer's servicer ratings could adversely affect their ability to finance servicing advances and maintain their status as an approved servicer by Fannie Mae and Freddie Mac. Downgrades in servicer ratings could also lead to the early termination of existing advance facilities and affect the terms and availability of match funded advance facilities that a mortgage servicer may seek in the future. A mortgage service's failure to maintain favorable or specified ratings may cause their termination as a servicer and may impair their ability to consummate future servicing transactions, which could have an adverse effect on our operations since we will rely heavily on mortgage servicers to achieve our investment objective with respect to Excess MSRs.

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

Currently, when a loan is sold into the secondary market for FNMA and FHLMC loans, the servicer is generally required to retain a minimum servicing amount (“MSA”) of 25 basis points of the outstanding principal balance for fixed rate mortgages.  As has been widely publicized, in September 2011, the Federal Housing Finance Agency (“FHFA”) announced that a Joint Initiative on Mortgage Servicing Compensation was seeking public comment on two alternative mortgage servicing compensation structures detailed in a discussion paper.  Changes to the MSA structure could significantly impact our business in negative ways that we cannot predict or protect against. For example, the elimination of an MSA could radically change the mortgage servicing industry and could severely limit the supply of Excess MSRs available for us to invest in.  In addition, a removal of, or a reduction in, the MSA could significantly reduce the recapture rate on the affected portfolio, which would negatively affect the investment return on our Excess MSRs. We cannot predict whether any changes to current MSA rules will occur or what impact any changes will have on our business, results of operations, liquidity or financial condition.

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

The real estate properties that we own and operate and our other direct and indirect investments in real estate, real estate related and other assets are generally illiquid.  In addition, the real estate securities that we purchase in connection,h privately negotiated transactions are not registered under the relevant securities laws, resulting in a prohibition against their transfer, sale, pledge or other disposition except in a transaction that is exempt from the registration requirements of, or is otherwise in accordance with, those laws. In addition, there are no established trading markets for a majority of our investments. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be limited.

Our securities have historically been valued based primarily on third party quotations, which are subject to significant variability based on the liquidity and price transparency created by market trading activity.  The dislocation in the trading markets has reduced the trading for many real estate securities, resulting in less transparent prices for those securities.  Consequently, it is currently more difficult for us to sell many of our assets than it has been historically because, if we were to sell such assets, we would likely not have access to readily ascertainable market prices when establishing valuations of them.  Moreover, currently there is a relatively low market demand for the vast majority of the types of assets that we hold, which may make it extremely difficult to sell our assets.  If we are required to liquidate all or a portion of our illiquid investments quickly, we may realize significantly less than the amount at which we have previously valued these investments.

In addition, Excess MSRs are highly illiquid and subject to numerous restrictions on transfers.  For example, the Servicing Guidelines of a mortgage owner generally require that holders of Excess MSRs obtain the mortgage owner's prior approval of any change of ownership of such Excess MSRs.  Such approval may be withheld for any reason or no reason in the discretion of the mortgage owner.  Additionally, investments in Excess MSRs are a new type of transaction, and there have been extremely few investment products that pursue a similar investment strategy.  Accordingly, the risks associated with the transaction and structure are not fully known to buyers or sellers.  As a result of the foregoing, there is some risk that we will be unable to locate a buyer at the time we wish to sell an Excess MSR.  Additionally, there is some risk that we will be required to dispose of Excess MSRs either through an in-kind distribution or other liquidation vehicle, which will, in either case, provide little or no economic benefit to us, or a sale to a co-investor in the Excess MSR, which may be an affiliate.  Therefore, we cannot provide any assurance that we will obtain any return or any benefit of any kind from any disposition of Excess MSRs.

Our ability to invest in, and dispose of our investments in, Excess MSRs may be subject to the receipt of third-party consents.

GSEs may require that we submit to costly or burdensome conditions as a prerequisite to their consent to our investments in Excess MSRs.  GSE conditions may diminish or eliminate the investment potential of certain Excess MSRs by making such investments too expensive for us or by severely limiting the potential returns available from Excess MSRs.  Moreover, we have not received and do not expect to receive any assurances from any GSEs that their conditions for the disposition of an investment in Excess MSRs will not change.  Therefore the potential costs, issues or restrictions associated with receiving such GSEs' consent for any such dispositions by us cannot be determined with any certainty.

Our investments in Excess MSRs may involve complex or novel structures.

Our manager has extremely limited transaction history involving GSEs, and our investments in Excess MSRs may involve complex or novel structures.  It is possible that a GSE’s views on whether any such investment structure is appropriate or acceptable may not be known to us when we make an investment and may change from time to time for any reason or for no reason, even with respect to a completed investment. Accordingly, the terms of any future transaction may differ significantly from the terms of our existing investments in Excess MSRs.  A GSE’s evolving posture toward an acquisition or disposition structure through which we invest in or dispose of Excess MSRs may cause such GSE to impose new conditions on our existing investments in Excess MSRs, including the owner’s ability to hold such Excess MSRs directly or indirectly through a grantor trust or other means.  Such new conditions may be costly or burdensome and may diminish or eliminate the investment potential of the Excess MSRs that are already owned by us.  Moreover, obtaining such consent may require us or our co-investment counterparties to agree to material structural, economic and indemnification or other terms that expose us to risks to which we have not previously been exposed and that could negatively affect our returns from our investments.

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

Subject to maintaining our qualification as a REIT, we intend to continue to purchase senior living facilities. In connection with any such investment, we expect that we would engage an affiliate of our manager to manage the operations of these facilities, as we have previously done, for which we would pay a management fee. The income from any senior living facilities would be dependent on the ability of the managers of such facilities to successfully manage these properties. The managers would compete with other companies on a number of different levels, including: the quality of care provided, reputation, the physical appearance of a facility, price and range of services offered, alternatives for healthcare delivery, the supply of competing properties, physicians, staff, referral sources, location, the size and demographics of the population in surrounding areas, and the financial condition of tenants and managers.  A manager’s inability to successfully compete with other companies on one or more of the foregoing levels could adversely affect the senior living facility and materially reduce the income we would receive from an investment in such facility.

As a public company, we are required to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002.  Internal control over financial reporting is complex and may be revised over time to adapt to changes in our business or applicable accounting rules.  For example, as a result of new investments, including any investments in senior living facilities, we may be required to consolidate additional entities, and, therefore, to document and test effective internal controls over the financial reporting of these entities in accordance with Section 404, which we may not be able to do.  Even if we are able to do so, there could be significant costs and delays, particularly if these entities were not subject to Section 404 prior to being acquired by us. Under certain circumstances, the SEC permits newly acquired businesses to be excluded for a limited period of time from management’s annual assessment of the effectiveness of internal control. We have excluded the senior living assets acquired in 2012 from management's annual assessment of the effectiveness of internal controls in 2012 and may avail ourselves of this flexibility with respect to any newly acquired business.  If we are not able to maintain or document effective internal control over financial reporting, our independent registered public accounting firm would not be able to certify as to the effectiveness of our internal control over financial reporting as of the required dates, which could subject us to adverse regulatory consequences, including sanctions or investigations by the SEC, or violations of applicable stock exchange listing rules. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements, which could lead to a decline in our share price, impair our ability to raise capital and other adverse consequences.

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

Failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.

As a public company, we are required to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002.  Internal control over financial reporting is complex and may be revised over time to adapt to changes in our business, or changes in applicable accounting rules. Management has certified in this report that our internal controls over financial reporting were effective as of December 31, 2012. In addition, management previously certified that our internal controls over financial reporting were effective as of December 31, 2011. However, management subsequently determined that there was a material weakness in our internal control over financial reporting with respect to our recording of the deconsolidation of CDO V in our consolidated financial statements for the year ended December 31, 2011, as described in Note 2 to the consolidated financial statements included herein.  As of December 31, 2012, management had been determined that such weakness had been remediated with our Manager’s addition of new personnel focused on the accounting for significant transactions, and that no material weakness existed as of the end of the period covered by this report.

We cannot assure you that our internal control over financial reporting will be effective in the future or that a material weakness will not be discovered with respect to a prior period for which we believe that internal controls were effective.  If we are not able to maintain or document effective internal control over financial reporting, our independent registered public accounting firm may not be able to certify as to the effectiveness of our internal control over financial reporting as of the required dates. Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis, or may cause us to restate previously issued financial information, and thereby subject us to adverse regulatory consequences, including sanctions or investigations by the SEC, or violations of applicable stock exchange listing rules. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements is also likely to suffer if we or our independent registered public accounting firm reports a material weakness in our internal control over financial reporting. This could materially adversely affect us by, for example, leading to a decline in our share price and impairing our ability to raise capital.

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

We operate in a manner intended to qualify us as a REIT for federal income tax purposes. Our ability to satisfy the asset tests depends upon our analysis of the fair market values of our assets, some of which are not susceptible to a precise determination, and for which we do not obtain independent appraisals. Our compliance with the REIT income and quarterly asset requirements also depends upon our ability to successfully manage the composition of our income and assets on an ongoing basis. Moreover, the proper classification of an instrument as debt or equity for federal income tax purposes, and the tax treatment of participation interests that we hold in mortgage loans and mezzanine loans, may be uncertain in some circumstances, which could affect the application of the REIT qualification requirements. Accordingly, there can be no assurance that the Internal Revenue Service (the "IRS") will not contend that our interests in subsidiaries or other issuers violate the REIT requirements.

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

Our failure to qualify as a REIT would create issues under a number of our financing and other agreements. In addition, the New York Stock Exchange (the “NYSE”) requires, as a condition to the continued listing of our common and preferred stock, that we maintain our REIT status.  Consequently, if we fail to maintain our REIT status, our common and preferred stock would promptly be delisted from the NYSE, which would decrease the trading activity of such stock. This could make it difficult to sell stock and could cause the market volume of the stock trading to decline.

If we were delisted as a result of losing our REIT status and desired to relist our stock on the NYSE, we would have to reapply to the NYSE to be listed as a domestic corporation.  As the NYSE’s listing standards for REITs are less onerous than its standards for domestic corporations, it would be more difficult for us to become a listed company under these heightened standards.  We might not be able to satisfy the NYSE’s listing standards for a domestic corporation.  As a result, if we were delisted from the NYSE, we might not be able to relist as a domestic corporation, in which case our common and preferred stock could not trade on the NYSE.

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

We have received from the IRS a private letter ruling substantially to the effect that our Excess MSRs represent interests in mortgages on real property and thus are qualifying “real estate assets” for purposes of the REIT asset test, which generate income that qualifies as interest on obligations secured by mortgages on real property for purposes of the REIT income test. The ruling is based on, among other things, certain assumptions as well as on the accuracy of certain factual representations and statements that we have made to the IRS. If any of the representations or statements that we have made in connection with the private letter ruling, are, or become, inaccurate or incomplete in any material respect with respect to one or more Excess MSR investments, or if we acquire an Excess MSR investment with terms that are not consistent with the terms of the Excess MSR investments described in the private letter ruling, then we will not be able to rely on the private letter ruling. If we are unable to rely on the private letter ruling with respect to an Excess MSR investment, the IRS could assert that such Excess MSR investments do not qualify under the REIT asset and income tests, and if successful, our ability to continue to make this type of investment and our ability to qualify as a REIT could be adversely affected.

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

Dividends payable to domestic stockholders that are individuals, trusts or estates are generally taxed at reduced rates. Dividends payable by REITs, however, are generally not eligible for the reduced rates. Although these rules do not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock. In addition, the relative attractiveness of real estate in general may be adversely affected by the favorable tax treatment given to corporate dividends, which could affect the value of our real estate assets negatively.

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

In January 2013, we experienced an “ownership change” for purposes of Section 382 of the Code, which limits our ability to utilize our net operating loss and net capital loss carryforwards to reduce our future taxable income, potentially increasing our related REIT distribution requirement.

In order to maintain our tax status as a REIT, we are generally required to distribute at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and not including net capital gains) each year to our stockholders. To qualify for the tax benefits accorded to REITs, we intend to make distributions to our stockholders such that we distribute all or substantially all our net taxable income (if any) each year, subject to certain adjustments.  In the past, we have used net operating loss and net capital loss carryforwards to facilitate the satisfaction of our distribution requirements.  As a result of our January 2013 “ownership change”, our future ability to utilize our net operating loss and net capital loss carryforwards to reduce our taxable income may be limited by certain provisions of the Code.

Specifically, the Code limits the ability of a company that undergoes an “ownership change” to utilize its net operating loss carryforwards and certain built-in losses to offset taxable income earned in years after the ownership change. An ownership change occurs if, during a three-year testing period, more than 50% of the stock of a company is acquired by one or more persons (or certain groups of persons) who own, directly or constructively, 5% or more of the stock of such company. An ownership change can occur as a result of a public offering of stock, as well as through secondary market purchases of our stock and certain types of reorganization transactions. Generally, when an ownership change occurs, the annual limitation on the use of net operating loss carryforwards and certain built-in losses is equal to the product of the applicable long-term tax exempt rate and the value of the company’s stock immediately before the ownership change. We have substantial net operating and net capital loss carry forwards which we have used, and will continue to use, to offset our tax and distribution requirements. In January 2013, an “ownership change” for purposes of Section 382 of the Code occurred. Therefore, the provisions of Section 382 of the Code impose an annual limit on the amount of net operating loss carryforwards and built in losses that we can use to offset future taxable income. Such limitation may increase our dividend distribution requirement in the future, which could adversely affect our liquidity. We do not believe that the limitation as a result of the January 2013 ownership change will prevent us from satisfying our REIT distribution requirement for the current year and future years. No assurance, however, can be given that we will be able to satisfy our distribution requirement following a current or future ownership change or otherwise. If we were to fail to satisfy our distribution requirement, it would cause us to lose our REIT status and thereby materially negatively impact our business, financial condition and potentially impair our ability to continue operating in the future.

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

We may experience issues regarding the characterization of income for tax purposes. For example, we may recognize significant ordinary income, which we would not be able to offset with capital losses, which would, in turn, increase the amount of income we would be required to distribute to stockholders in order to maintain our REIT status. We expect that this disconnect will occur in the case of one or more of our non-recourse financing structures, including off balance sheet structures such as our subprime securitizations and non-consolidated CDOs, where we incur capital losses on the related assets, and ordinary income from the cancellation of the related non-recourse financing if the ultimate proceeds from the assets are insufficient to repay such debt. Through December 31, 2012, no such cancellation of CDO debt had been effected as a result of losses incurred. However, we expect that such cancellation of indebtedness within our CDOs, consolidated or non-consolidated, may occur in the future. In the case of our subprime securitizations, $61.7 million of such cancellations had been effected through December 31, 2012, and we expect such cancellations will continue as losses are realized. This disconnect could also occur, and has occurred, as a result of the repurchase of our outstanding debt at a discount as the gain recorded upon the cancellation of indebtedness is characterized as ordinary income for tax purposes. We have repurchased our debt at a discount in the past, and we intend to attempt to do so in the future. During 2009 and 2010, we repurchased $787.8 million face amount of our outstanding CDO debt and junior subordinated notes at a discount, and recorded $521.1 million of gain. In compliance with tax laws, we had the ability to defer the ordinary income recorded as a result of this cancellation of indebtedness to future years and have deferred or intend to defer all or a portion of such gain for 2009 and 2010. While such deferral may postpone the effect of the disconnect on the ability to offset taxable income and losses, it does not eliminate it. Furthermore, cancellation of indebtedness income recognized on or after January 1, 2011 cannot be deferred and must generally be recognized as ordinary income in the year of such cancellation. During the years ended December 31, 2011 and December 31, 2012, we repurchased $188.9 million and $34.1 million face amount of our outstanding CDO debt and notes payable at a discount and recorded $81.1 million and $23.2 million of gain for tax purposes, respectively, (of which only $66.1 million and $24.1 million gain relating to $171.8 million and $39.3 million face amount of debt repurchased, respectively, was recognized for GAAP purposes). The elimination of the ability to defer the recognition of cancellation of indebtedness income introduces additional tax implications that may significantly reduce the economic benefit of repurchasing our outstanding CDO debt.

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

Even if we remain qualified for taxation as a REIT, we may be subject to certain federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes, such as mortgage recording taxes.  Moreover, if a REIT distributes less than 85% of its taxable income to its stockholders during any calendar year (including any distributions declared by the last day of the calendar year but paid in the subsequent year), then it is required to pay an excise tax of 4% on any shortfall between the required 85% and the amount that was actually distributed.  Any of these taxes would decrease cash available for distribution to our stockholders. In addition, in order to meet the REIT qualification requirements, or to avert the imposition of a 100% tax that applies to certain gains derived by a REIT from dealer property or inventory, we may hold some of our assets through taxable REIT subsidiaries. Such subsidiaries will be subject to corporate level income tax at regular rates.

Complying with REIT requirements may cause us to forego, liquidate or contribute to a TRS otherwise attractive opportunities.

To qualify as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of our stock. As a result of these tests, we may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution, forego otherwise attractive investment opportunities, liquidate assets in adverse market conditions or contribute assets to a TRS that is subject to regular corporate federal income tax. Thus, compliance with the REIT requirements may hinder our ability to make and retain certain attractive investments.

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

Maintenance of our 1940 Act exemption imposes limits on our operations.

We conduct our operations in reliance on an exemption from the 1940 Act, which we refer to as Section 3(c)(5)(C). The assets that we may acquire, therefore, are limited by the provisions of Section 3(c)(5)(C) and the rules, regulations and SEC guidance promulgated under Section 3(c)(5)(C). The SEC recently solicited public comment on a wide range of issues relating to Section 3(c)(5)(C), including the nature of the assets that qualify for purposes of the exemption and whether mortgage REITs should be regulated in a manner similar to investment companies. There can be no assurance that the laws and regulations governing the 1940 Act status of REITs, or SEC guidance regarding these exemptions, will not change in a manner that adversely affects our operations. If the SEC takes action that could result in our or our subsidiaries’ failure to maintain an exception or exemption from the 1940 Act, we could, among other things, be required either to (a) change the manner in which we conduct our operations to maintain our exemption from registration as an investment company, (b) effect sales of our assets in a manner that, or at a time when, we would not otherwise choose to do so, or (c) register as an investment company (which, among other things, would require us to comply with the leverage constraints applicable to investment companies), any of which could negatively affect the value of our common stock, the sustainability of our business model, and our ability to make distributions to our stockholders, which could, in turn, materially and adversely affect us and the market price of our stock. Maintenance of our exemption under the 1940 Act generally limits the amount of our investments in non-real estate assets, including consumer loans, to no more than 20% of our total assets.  To the extent that we acquire significant non-real estate assets in the future, in order to maintain our exemption under the 1940 Act, we may need to offset those acquisitions with additional qualifying real estate and real estate related assets which may not generate risk-adjusted returns as attractive as those generated by non-real estate related assets.

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

Risks Related to Our Common Stock

Our stock price has fluctuated meaningfully, particularly on a percentage basis, and may fluctuate meaningfully in the future.  Accordingly, you may not be able to resell your shares at or above the price at which you purchased them.

The trading price of our common stock has fluctuated significantly over the last three years.  Moreover, future share price fluctuations could likely be subject to similarly wide price fluctuations in the future in response to various factors, including:

•	market conditions in the broader stock market in general, or in the REIT or real estate industry in particular;
•	our ability to make investments with attractive risk-adjusted returns;
•	market perception of our current and projected financial condition, potential growth, future earnings and future cash dividends;
•	announcements we make regarding dividends;
•	actual or anticipated fluctuations in our quarterly financial and operating results;
•	market perception or media coverage of our manager or its affiliates;
•	actions by rating agencies;
•	short sales of our common stock;
•	issuance of new or changed securities analysts’ reports or recommendations;
•	media coverage of us, other REITs or the outlook of the real estate industry;
•	major reductions in trading volumes on the exchanges on which we operate;
•	credit deterioration within our portfolio;
•	legislative or regulatory developments, including changes in the status of our regulatory approvals or licenses;
•	litigation and governmental investigations; and
•	any decision to pursue a spin out of a portion of our assets.

These and other factors may cause the market price and demand for our common stock to fluctuate substantially, which may negatively affect the price or liquidity of our common stock.  Moreover, the recent market conditions negatively impacted our stock price and may do so in the future.  When the market price of a stock has been volatile or has decreased significantly in the past, holders of that stock have, at times, instituted securities class action litigation against the company that issued the stock.  If any of our stockholders brought a lawsuit against us, we could incur substantial costs defending, settling or paying any resulting judgments related to the lawsuit.  Such a lawsuit could also divert the time and attention of our management from our business and hurt our share price.

We may be unable – or elect not – to pay dividends on our common or preferred stock in the future, which would negatively impact our business in a number of ways and decrease the price of our common and preferred stock.

While we are required to make distributions in order to maintain our REIT status (as described above under “–We may be unable to generate sufficient revenue from operations to pay our operating expenses and to pay distributions to our stockholders”), we may elect not to maintain our REIT status, in which case we would no longer be required to make such distributions.  Moreover, even if we do elect to maintain our REIT status, we may elect to comply with the applicable requirements by, after completing various procedural steps, distributing, under certain circumstances, a portion of the required amount in the form of stock of our common stock in lieu of cash.  If we elect not to maintain our REIT status or to satisfy any required distributions in common stock in lieu of cash, such action could negatively affect our business and financial condition as well as the price of both our common and preferred stock.  No assurance can be given that we will pay any dividends on our common stock in the future.

We do not currently have unpaid accrued dividends on our preferred stock. However, to the extent we do, we cannot pay any dividends on our common stock, pay any consideration to repurchase or otherwise acquire stock of our common stock or redeem any stock of any series of our preferred stock without redeeming all of our outstanding preferred stock in accordance with the governing documentation.  Consequently, the failure to pay dividends on our preferred stock restricts the actions that we may take with respect to our common stock and preferred stock. Moreover, if we do not pay dividends on any series of preferred stock for six or more periods, then holders of each affected series obtain the right to call a special meeting and elect two members to our board of directors. We cannot predict whether the holders of our preferred stock would take such action or, if taken, how long the process would take or what impact the two new directors on our board of directors would have on our company (other than increasing our director compensation costs).  However, the election of additional directors would affect the composition of our board of directors and, thus, could affect the management of our business.

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

Sales of our common stock or other securities in the public or private market, or the perception that these sales may occur, could cause the market price of our common stock to decline.  This could also impair our ability to raise additional capital through the sale of our equity securities.  Under our certificate of incorporation, we are authorized to issue up to 500,000,000 shares of common stock, of which 172,525,645 shares of common stock were outstanding as of December 31, 2012.  We cannot predict the size of future issuances of our common stock or other securities or the effect, if any, that future sales and issuances would have on the market price of our common stock.

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

Risks Related to the Spin-Off of New Residential

We may not be able to complete the spin-off on the terms anticipated or at all.

Our board of directors has determined upon careful review and consideration in accordance with the applicable standard of review under Maryland law that a spin-off of certain of our assets, including, but not limited to certain residential real estate assets is in our best interests. The spin-off will be effected as a distribution to the holders of our common stock of shares of New Residential, which is currently a wholly-owned subsidiary of us. New Residential intends to elect and qualify to be taxed as a REIT and to be listed on the NYSE. New Residential will be externally managed by our manager pursuant to a new management agreement. Following the spin-off,  we currently expect Newcastle’s business strategy will be primarily focused on commercial real estate related investments, senior housing, and other strategic opportunities, including, but not limited to, opportunities to liquidate, or “collapse,” its CDOs.

We currently expect that New Residential will primarily target investments in residential real estate related investments, including, but not limited to, Excess MSRs, RMBS, and non-performing loans. New Residential’s investment guidelines will be purposefully broad to enable it to make investments in a wide array of assets, including mortgage servicing advances and non-real estate related assets such as consumer loans. New Residential’s initial portfolio will include all of our investments in Excess MSRs to date and any investments in Excess MSRs that we make prior to the spin-off. New Residential’s initial portfolio will also include the non-Agency RMBS we have acquired since the second quarter of 2012, certain Agency RMBS and potentially other assets.

We expect the spin-off of New Residential to be completed in the first half of 2013. However, there can be no assurance that the spin-off will be completed as anticipated or at all. Our ability to complete the spin-off is subject to, among other things, the SEC declaring the registration statement filed with regard to the spin-off effective, the filing and approval of an application to list New Residential’s common stock on the NYSE and the formal declaration of the distribution by our board of directors. There can be no assurance that the spin-off will be completed, and a failure to complete the spin-off could negatively affect the price of the shares of our common stock. Stockholder approval will not be required or sought in connection with the spin-off.

The spin-off may not have the benefits we anticipate.

The spin-off may not have the full or any strategic and financial benefits that we expect, or such benefits may be delayed or may not materialize at all.

The anticipated benefits of the spin-off are based on a number of assumptions, which may prove incorrect. For example, we believe that analysts and investors will regard New Residential’s investment strategy and asset portfolio more favorably as a separate company than as part of our existing portfolio and strategy and thus place a greater value on New Residential as a stand-alone REIT than as a business that is a part of us. In the event that the spin-off does not have these and other expected benefits, because of the diversification of Residential’s portfolio or for any other person, the costs associated with the transaction, including an expected increase in management compensation and general and administrative expenses, could have a negative effect on our financial condition and our and New Residential’s ability to make distributions to the stockholders of each company. Stockholder approval will not be required or sought in connection with the spin-off.

New Residential may not be able to successfully implement its business strategy.

Assuming the spin-off is completed, there can be no assurance that New Residential will be able to generate sufficient returns to pay its operating expenses and make satisfactory distributions to its stockholders, or any distributions at all, once it commences operations as an independent company. New Residential’s financial condition, results of operations and cash flows will be affected by the expenses it will incur as a stand-alone public company, including fees paid to its manager, legal, accounting, compliance and other costs associated with being a public company with equity securities traded on the NYSE. In addition, its results of operations and its ability to make or sustain distributions to its stockholders depend on the availability of opportunities to acquire attractive assets, the level and volatility of interest rates, the availability of adequate short- and long-term financing, conditions in the real estate market, the financial markets and economic conditions, among other factors described in the registration statement for the transaction. After the separation, we will not be required, and do not intend, to provide New Residential with funds to finance its working capital or other cash requirements, so New Residential would need to obtain additional financing from banks, through public offerings or private placements of debt or equity securities, strategic relationships or other arrangements.

Our agreements with New Residential may not reflect terms that would have resulted from arm’s-length negotiations among unaffiliated third parties.

The terms of the agreements related to New Residential’s separation from us, including a separation and distribution agreement and a management agreement between our manager and New Residential, were not negotiated among unaffiliated third parties. Such terms were proposed by our officers and other employees of our manager and approved by our board of directors. As a result, these terms may be less favorable to us than the terms that would have resulted from arm’s-length negotiations among unaffiliated third parties.

For example, the terms of New Residential’s management agreement with our manager will be substantially similar to the terms of our existing management agreement. As a result, our manager will be entitled to earn a management fee from New Residential and will be eligible to receive incentive compensation based in part upon New Residential’s achievement of targeted levels of funds from operations tested from the date of the spin-off and without regard to our prior performance.

The distribution of New Residential common stock will not qualify for tax-free treatment and may be taxable to you as a dividend.

The distribution of New Residential common stock will not qualify for tax-free treatment. An amount equal to the fair market value of the shares received by you (assuming you are a stockholder of us as of the applicable record date), including any fractional shares deemed to be received, on the distribution date will be treated as a taxable dividend to the extent of your ratable share of any of our current or accumulated earnings and our profits, with the excess treated first as a non-taxable return of capital to the extent of your tax basis in our common stock and then as capital gain. In addition, we or other applicable withholding agents may be required or permitted to withhold at the applicable rate on all or a portion of the distribution payable to non-U.S. stockholders, and any such withholding would be satisfied by us or such agent withholding and selling a portion of the New Residential stock otherwise distributable to non-U.S. stockholders. Such non-U.S. stockholders may bear brokerage fees or other costs from this withholding procedure. Your tax basis in our shares held at the time of the distribution will be reduced (but not below zero) to the extent the fair market value of the New Residential shares distributed by us to you in the distribution exceeds your ratable share of our current and accumulated earnings and profits. Your holding period for such our shares will not be affected by the distribution. We will not be able to advise you of the amount of its earnings and profits until after the end of the 2013 calendar year.

Although we will be ascribing a value to New Residential’s shares in the distribution for tax purposes, this valuation is not binding on the IRS or any other tax authority. These taxing authorities could ascribe a higher valuation to your shares, particularly if New Residential’s stock trades at prices significantly above the value ascribed to the shares by us in the period following the distribution. Such a higher valuation may cause a larger reduction in the tax basis of your shares of us or may cause you to recognize additional dividend or capital gain income. You should consult your own tax advisor as to the particular tax consequences of the distribution to you.

Item 1B.  Unresolved Staff Comments

We have no unresolved staff comments received more than 180 days prior to December 31, 2012.

Item 2.  Properties.

Our direct investments in properties are described under “Business – Our Investment Strategy.”

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

2012	High	Low	Last Sale	Distributions Declared
First Quarter	$6.75	$4.65	$6.28	$0.20
Second Quarter	$7.31	$5.96	$6.70	$0.20
Third Quarter	$8.13	$6.67	$7.53	$0.22
Fourth Quarter	$8.91	$6.95	$8.68	$0.22

2011	High	Low	Last Sale	Distributions Declared
First Quarter	$8.85	$5.82	$6.04	$-
Second Quarter	$6.48	$4.18	$5.78	$0.10
Third Quarter	$6.65	$4.05	$4.07	$0.15
Fourth Quarter	$5.12	$3.56	$4.65	$0.15

We may declare quarterly distributions on our common stock.  No assurance, however, can be given that any future distributions will be made or, if made, as to the amounts or timing of any future distributions as such distributions are subject to our earnings, financial condition, liquidity, capital requirements, REIT requirements and such other factors as our board of directors deems relevant.

On February 25, 2013, the closing sale price for our common stock, as reported on the NYSE, was $10.65. As of February 25, 2013, there were approximately 64 record holders of our common stock.  This figure does not reflect the beneficial ownership of shares held in nominee name.

Equity Compensation Plan Information

In May 2012, with the approval of the shareholders, Newcastle’s board of directors adopted the 2012 Newcastle Nonqualified Stock Option and Incentive Plan, or the 2012 Plan. The 2012 Plan is the successor to the Newcastle Option Plan for officers, directors, consultants and advisors, including the Manager and its employees, and is intended to facilitate the continued use of long-term equity-based awards and incentives for the benefit of the service providers to Newcastle and its Manager. All outstanding options granted under the Newcastle Option Plan will continue to be subject to the terms and conditions set forth in the agreements evidencing such options and the terms of the Newcastle Option Plan. The maximum number of shares available for issuance in the aggregate over the ten-year term of the 2012 Plan is 20,000,000 shares. Newcastle’s Board may also determine to issue options to the Manager that are not subject to the Newcastle Option Plan, provided that the number of shares underlying any options granted to the Manager in connection with capital raising efforts would not exceed 10% of the shares sold in such offering and would be subject to New York Stock Exchange rules.

The following table summarizes the total number of outstanding securities in the incentive plan and the number of securities remaining for future issuance, as well as the weighted average exercise price of all outstanding securities as of December 31, 2012.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options		Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under the 2012 Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders:

Newcastle Investment Corp. Nonqualified

Stock Option and Incentive Award Plan	8,579,275		$11.60	-

2012 Newcastle Investment Corp.

Nonqualified Stock Option and

Incentive Award Plan	4,830,000		$6.70	15,154,132

Total	13,409,275	(1)	$9.84	15,154,132	(2)

Equity Compensation Plans Not Approved by Security Holders:

None	N/A		N/A	N/A

(1)
Includes options for (i) 9,685,338 shares held by an affiliate of our manager; (ii) 3,711,937 shares granted to our manager and assigned to certain of Fortress’s employees; and (iii) an aggregate of 12,000 shares granted to our directors, other than Mr. Edens.

(2)
The maximum available for issuance is 20,000,000 shares in the aggregate over the term of the plan and no award shall be granted on or after May 7, 2022 (but awards granted may extend beyond this date).  The number of securities remaining available for future issuance is net of an aggregate of 15,868 shares of our common stock awards to our directors, other than Mr. Edens and Mr. Riis, representing the aggregate annual automatic stock awards to each such director for the period subsequent to the adoption of the 2012 Plan.

Item 6.  Selected Financial Data.

The selected historical consolidated financial information set forth below as of and for each of the five years ended December 31, 2012 has been derived from our audited historical consolidated financial statements.

The information below should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto included in Part II, Item 8, “Financial Statements and Supplementary Data.”

Selected Consolidated Financial Information
(in thousands, except per share data)

	Year Ended December 31,
	2012	2011	2010	2009	2008
Operating Data
Interest income	$310,459	$292,296	$300,272	$361,866	$468,867
Interest expense	109,924	138,035	172,219	218,410	307,303
Net interest income	200,535	154,261	128,053	143,456	161,564

Impairment (Reversal)	(5,664)	1,110	(240,858)	548,540	2,991,830
Net interest income (loss) after impairment/reveral	206,199	153,151	368,911	(405,084)	(2,830,266)

Other Revenues	20,075	1,899	1,708	1,547	1,673
Other Income (Loss)	279,717	180,862	282,287	227,399	(112,809)
Expenses	71,813	31,382	30,901	33,099	33,596

Income (loss) from continuing operations	434,178	304,530	622,005	(209,237)	(2,974,998)
Income (loss) from discontinued operations	(68)	(11)	(343)	(667)	(10,354)
Net income (loss)	434,110	304,519	621,662	(209,904)	(2,985,352)
Preferred dividends	(5,580)	(5,580)	(7,453)	(13,501)	(13,501)
Excess of carrying amount of exchanged preferred stock over fair value of consideration paid	-	-	43,043	-	-
Income (loss) applicable to common stockholders	$428,530	$298,939	$657,252	$(223,405)	$(2,998,853)
Income (loss) per share of common stock, diluted	$2.94	$3.65	$10.96	$(4.23)	$(56.81)

Income (loss) from continuing operations per share of common stock, after preferred dividends and excess of carrying amount of exchanged preferred stock over fair value of consideration paid, diluted	$2.94	$3.65	$10.97	$(4.21)	$(56.61)
Weighted average number of shares of common stock outstanding, diluted	145,766	81,990	59,949	52,864	52,785
Dividends declared per share of common stock	$0.84	$0.40	$-	$-	$0.75

	As Of December 31,
	2012	2011	2010	2009	2008
Balance Sheet Data
Real estate securities, available-for-sale	$1,691,575	$1,731,744	$1,860,584	$1,830,795	$1,668,748
Real estate related loans, held-for-sale, net	843,132	813,580	782,605	573,862	843,212
Residential mortgage loans, held-for-investment, net	292,461	331,236	124,974	-	-
Residential mortgage loans, held-for-sale, net	2,471	2,687	253,213	383,647	409,632
Investments in excess mortgage servicing rights at fair value	245,036	43,971	-	-	-
Investments in real estate, held-for-investment, net	169,473	-	-	-
Intangibles, net	19,086	-	-	-	-
Other investments	24,907	24,907	24,907	-	-
Cash and cash equivalents	231,898	157,356	33,524	68,300	49,746
Restricted cash	2,064	105,040	157,005	200,251	44,282
Total assets	3,945,312	3,651,799	3,687,111	3,514,628	3,473,623
Total debt	2,781,761	3,299,693	3,745,811	4,940,204	5,515,199
Total liabilities	2,872,252	3,459,710	3,934,696	5,155,280	5,867,155
Common stockholders' equity (deficit)	1,012,477	130,506	(309,168)	(1,793,152)	(2,546,032)
Preferred stock	61,583	61,583	61,583	152,500	152,500

Supplemental Balance Sheet Data
Common shares outstanding	172,526	105,181	62,027	52,913	52,789
Book value (deficit) per share of common stock	$5.86	$1.24	$(4.98)	$(33.89)	$(48.23)

Other Data
Core earnings (1)	$150,192	$119,210	$91,486	$98,403	$116,225

1)
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

Core earnings does not represent cash generated from operating activities in accordance with GAAP and therefore should not be considered an alternative to net income as an indicator of our operating performance or as an alternative to cash flow as a measure of our liquidity and is not necessarily indicative of cash available to fund cash needs. For a further description of the differences between cash flow provided by operations and net income, see “ – Liquidity and Capital Resource” below. Our calculation of core earnings may be different from the calculation used by other companies and, therefore, comparability may be limited. Set forth below is a reconciliation of core earnings to the most directly comparable GAAP financial measure.

Calculation of core earnings:

	Year Ended December 31,
	2012	2011	2010	2009	2008
Income (loss) applicable to common stockholders	$428,530	$298,939	$657,252	$(223,405)	$(2,998,853)
Add (deduct):
Impairment (reversal)	(5,664)	1,110	(240,858)	548,540	2,991,830
Other (income) loss	(279,717)	(180,862)	(282,287)	(227,399)	112,809
(Income) loss from discontinued operations	68	11	343	667	10,354
Depreciation and amortization	6,975	12	79	-	85
Excess of carrying amount of exchanged preferred stock over fair value of consideration paid	-	-	(43,043)	-	-
Core earnings	$150,192	$119,210	$91,486	$98,403	$116,225

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following should be read in conjunction with our consolidated financial statements and notes thereto included in Part II, Item 8, “Financial Statements and Supplementary Data,” and Part I, Item 1A, “Risk Factors.”

General

Newcastle Investment Corp. is a real estate investment and finance company.  We invest in, and actively manage, a portfolio of real estate securities, loans, excess mortgage servicing rights (“Excess MSRs”), real estate related assets, such as senior living facilities, and other assets. Our objective is to maximize the difference between the yield on our investments and the cost of financing these investments. We often seek to hedge our interest rate risk.  We emphasize portfolio management, asset quality, liquidity, diversification, match funded financing and credit risk management.

As described below, our operating results and book value improved meaningfully during 2012 and 2011.

We currently own a diversified portfolio of credit sensitive real estate debt investments, including securities and loans, other real estate debt investments, such as Excess MSRs, and other assets.  Our portfolio of real estate securities includes commercial mortgage backed securities (CMBS), senior unsecured debt issued by REITs, real estate related asset backed securities (ABS) and FNMA/FHLMC securities. Mortgage backed securities are interests in or obligations secured by pools of mortgage loans.  We generally target investments rated A through BB, except for our FNMA/FHLMC securities which have an implied AAA rating.  We also own, directly and indirectly, interests in loans and pools of loans, including real estate related loans, commercial mortgage loans, residential mortgage loans, manufactured housing loans and subprime mortgage loans.

We employ leverage as part of our investment strategy though we do not currently use leverage to purchase Excess MSRs.  We do not have a predetermined target debt to equity ratio as we believe the appropriate leverage for the particular assets we are financing depends on the credit quality of those assets.  As of December 31, 2012, we had complied with the general investment guidelines adopted by our board of directors that limit total leverage. We utilize leverage for the sole purpose of financing our portfolio and not for the purpose of speculating on changes in interest rates.

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

	Non-Recourse	Unlevered	Unlevered	Non-Recourse	Non-Recourse		Unlevered		Inter-segment
For the Year Ended	CDOs	CDOs	Excess MSRs	Senior Living	Other	Recourse	Other	Corporate	Elimination	Total
December 31, 2012	$196,517	$490	$27,508	$18,026	$74,392	$8,984	$10,491	$170	$(6,044)	$330,534
December 31, 2011	$218,131	$344	$1,260	$-	$75,263	$2,234	$2,636	$167	$(5,840)	$294,195
December 31, 2010	$226,717	$-	$-	$-	$74,481	$976	$1,653	$68	$(1,915)	$301,980

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

Markets in which We Operate

Overall Credit Markets

Our ability to generate income is dependent on our ability to invest our capital on a timely basis at attractive returns.

Two primary market factors that affect our ability to do this in the real estate debt business are (1) credit spreads and (2) the availability of financing on favorable terms.

Generally speaking, widening credit spreads reduce any unrealized gains on our current debt investments (or cause or increase unrealized losses) and increase our costs for new financings, but increase the yields available on potential new debt investments, while tightening credit spreads increase the unrealized gains (or reduce unrealized losses) on our current debt investments and reduce our costs for new financings, but reduce the yields available on potential new debt investments. By reducing unrealized gains (or causing unrealized losses), widening credit spreads also impact our ability to realize gains on existing debt investments if we were to sell such assets.

From mid-2007 through early 2009, credit spreads widened substantially. One of the key drivers of the widening of credit spreads over these years was the continued disruption and liquidity concerns throughout the credit markets. The severity and scope of the disruption intensified meaningfully during the fourth quarter of 2008 and the first quarter of 2009. In the latter part of 2009, credit spreads tightened substantially and continued to tighten in 2010 and the first half of 2011. However, credit spreads widened in the third quarter of 2011, reflecting the challenging economic environment. These changes in credit spreads caused the net unrealized gains on our securities to increase during the first half of 2011, but these increases were reversed and resulted in net unrealized losses in the second half of 2011. Market conditions have improved moderately in 2012 but remain challenging and could change rapidly. We cannot predict how recent or future changes in market conditions will affect our business.

We utilize multiple forms of financing, depending on their appropriateness and availability, to finance our investments, including sales of common and preferred equity, collateralized debt obligations (CDOs) or other securitizations, term loans, trust preferred securities, and short-term financing in the form of loans and repurchase agreements.   One component of our investment strategy is to use match funded financing structures, such as CDOs, at rates that provide a positive net spread relative to our investment returns.

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

Excess MSRs

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

These dynamics resulted in a pipeline of MSRs for sale by banks and non-bank servicers, as these institutions are under pressure to exit or reduce their exposure to the mortgage servicing business.  As a result, we believe that this relative oversupply of MSRs, combined with a historically low interest rate environment and a challenging credit market, have contributed to an availability of MSRs that are attractively priced.  We closed on our first investment in Excess MSRs in December 2011, continued investing in this sector in 2012 and early 2013, and are exploring opportunities to acquire additional MSRs that provide attractive risk-adjusted returns.

Non-Agency RMBs

We are also pursuing investments in residential mortgage backed securities (“RMBS”) that have been securitized by either public or private trusts (“non-Agency RMBS”). Since the onset of the financial crisis in 2007, there has been significant volatility in the prices for non-Agency RMBS. This has resulted from a widespread contraction in capital available for this asset class, deteriorating housing fundamentals, and an increase in forced selling by institutional investors (often in response to rating agency downgrades). While the prices of these assets have started to recover from their lows, we believe a meaningful gap still exists between current prices and the recovery value of many non-Agency RMBS. Accordingly, we believe there are opportunities to acquire non-Agency RMBS at attractive risk-adjusted yields, with the potential for meaningful upside if the U.S. economy and housing market continue to strengthen. We believe the value of existing non-Agency RMBS may also rise if the number of buyers returns to pre-2007 levels. As of December 31, 2012, we had acquired non-Agency RMBS with a face amount of approximately $456.0 million for a total purchase price of $288.4 million, or 63.2% of face amount.

Senior Living

In addition, we believe that the senior living sector currently presents an attractive investment opportunity. Specifically,

•	projected changes in demographics will drive increased demand for senior housing, yet new supply is limited, creating favorable supply-demand fundamentals;
•
targeting smaller portfolios enables us to avoid pricing competition with other active REIT buyers of large portfolios, thereby focusing our acquisitions on quality senior housing assets that provide more competitive pricing fundamentals; and

•
capitalizing on the experience of our manager in the senior living industry, we expect to generate growth in property-level net operating income when operational and structural efficiencies are achieved.

We made three acquisitions of senior living assets comprised of 12 properties in 2012. We are exploring opportunities to invest in additional senior living facilities.

Our investment strategy is purposefully broad in order to enable us to make investments in a wide array of assets, including, but not limited to, any type of assets that can be held by a REIT. We do not have specific policies as to the allocation among types of real estate related, or other, assets or investment categories, since our investment decisions depend on changing market conditions.

Liquidity

Credit and liquidity conditions have improved relative to the conditions experienced during the 2008-2009 financial crisis. That said, the challenging credit and liquidity conditions that we experienced during the financial crisis continue to adversely affect us and the markets in which we operate in a number of ways. For example, these conditions have reduced the market trading activity for many real estate securities and loans, resulting in less liquid markets for those securities and loans.  As the securities held by us and many other companies in our industry are marked to market at the end of each quarter, the decreased liquidity and concern over market conditions have resulted in significant reductions in mark to market valuations of many real estate securities and loans and the collateral underlying them, as well as volatility and uncertainty with respect to such valuations.  These lower valuations, and decreased expectations of future cash flows, have affected us by, among other things, reducing the amount, which we refer to as “cushion,” by which we satisfy the over collateralization and interest coverage tests of our CDOs (sometimes referred to as CDO “triggers”) or contributing to several of our CDOs failing their over collateralization tests (see “– Liquidity and Capital Resources” and  “– Debt Obligations” below).

Failed CDO triggers, impairments resulting from incurred losses, and asset sales made at prices significantly below face amount while the related debt is being repaid at its full face amount, as well as the retention of cash, could contribute to reductions in future earnings, cash flow and liquidity.

With respect to dividends, we have paid all dividends on our preferred stock through January 31, 2013. In order to maintain liquidity, we elected not to declare any dividends on our common stock from late 2008 through early 2011. However, based on the above described improvements in the markets over the last two years, and the corresponding improvement in our financial condition and liquidity, we declared quarterly dividends totaling $0.40 per common share in 2011, and quarterly dividends totaling $0.84 per common share in 2012. Dividends on our common shares are paid at the beginning of the quarter succeeding the quarter to which they relate.  We may elect to adjust or not to pay any future dividend payments to reflect our current and expected cash from operations or to satisfy future liquidity needs.

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

Potential Separation Transaction

Our board of directors has determined upon careful review and consideration in accordance with the applicable standard of review under Maryland law that a spin-off of certain of our residential real estate assets is in our best interests. The spin-off will be affected as a distribution to the holders of our common stock of shares of New Residential Investment Corp. (“New Residential”), which is currently a wholly-owned subsidiary of Newcastle. New Residential intends to elect and qualify to be taxed as a REIT and to be listed on the New York Stock Exchange (“NYSE”).

New Residential will be externally managed by our manager pursuant to a new management agreement. Following the spin-off, we currently expect Newcastle’s business strategy will be primarily focused on commercial real estate related investments, senior housing and other strategic opportunities, including, but not limited to, opportunities to liquidate, or “collapse,” its CDOs.  New Residential will primarily target investments in residential real estate related investments, including, but not limited to, Excess MSRs, RMBS, and non-performing loans. New Residential's invetment guidelines will be purposefully broad to enable it to make investments in a wide array of assets, including mortgage servicing advances and non-real estate related assets such as consumer loans.  New Residential’s initial portfolio will include all of our investments in Excess MSRs to date and any investments in Excess MSRs that we make with the proceeds of our recent offering or otherwise prior to the spin-off. New Residential’s initial portfolio will also include the non-Agency RMBS we have acquired since the second quarter of 2012 and certain Agency RMBS.

We expect the spin-off of New Residential to be completed in the first half of 2013. However, there can be no assurance that the spin-off will be completed as anticipated or at all. Our ability to complete the spin-off is subject to, among other things, the SEC declaring the registration statement filed with regard to the spin-off effective, the filing and approval of an application to list New Residential’s common stock on the NYSE and the formal declaration of the distribution by our board of directors. Failure to complete the spin-off could negatively affect the price of the shares of our common stock. Stockholder approval will not be required or sought in connection with the spin-off.

In addition, the spin-off may not have the full or any strategic and financial benefits that we expect, or such benefits may be delayed or may not materialize at all. The anticipated benefits of the spin-off are based on a number of assumptions, which may prove incorrect. For example, we believe that analysts and investors will regard New Residential’s investment strategy and asset portfolio more favorably as a separate company than as part of Newcastle’s existing portfolio and strategy and thus place a greater value on New Residential as a stand-alone REIT than as a business that is a part of Newcastle. In the event that the spin-off does not have these and other expected benefits, because of the diversification of New Residential's portfolio or for any other reason, the costs associated with the transaction, including an expected increase in management compensation and general and administrative expenses, could have a negative effect on our financial condition and our and New Residential's ability to make distributions to the stockholders of each company. For more information about the risks associated with the spin-off, see “Risk Factors—Risks Related to the Spin-Off of New Residential.”

Formation and Organization

We were formed and completed our initial public offering in 2002.

The following table presents information on shares of our common stock issued since our formation:

Year	Shares Issued	Range of Issue Prices (1)	Net Proceeds (millions)
Formation - 2006	45,713,817
2007	7,065,362	$27.75-$31.30	$201.3
2008	9,871	N/A	$0.1
2009	123,463	N/A	$0.1
2010	9,114,671	$3.13	$28.5
2011	43,153,825	$4.55 - $6.00	$210.9
2012	67,344,636	$6.22 - $6.71	$434.9
December 31, 2012	172,525,645
January 2013	57,500,000	$9.35	$526.2
February 2013	23,000,000	$10.48	$237.4

(1)	Excludes prices of shares issued pursuant to the exercise of options and of shares issued to our independent directors. Includes prices of shares issued in exchange for preferred stock.

As of December 31, 2012, approximately 4.9 million of our shares of common stock were held by Fortress, through its affiliates, and principals of Fortress.  In addition, Fortress, through its affiliates, held options to purchase approximately 9.7 million shares of our common stock at December 31, 2012.

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

The VIEs in which we have a significant interest include (i) our CDOs, and (ii) our manufactured housing loan financing structures. We do not have the power to direct the relevant activities of CDO V, as a result of an event of default which allows us to be removed as collateral manager of this CDO and prevents us from purchasing or selling certain collateral within this CDO, and therefore we deconsolidated this CDO as of June 17, 2011. Similar events of default in the future, if they occur, could cause us to deconsolidate additional financing structures. We completed two securitization transactions to refinance our Manufactured Housing Loans Portfolios I and II. We analyzed the securitizations under the applicable accounting guidance and concluded that the securitization transactions should be accounted for as secured borrowings. As a result, we continue to recognize the portfolios of manufactured housing loans as pledged assets, which have been classified as loans held-for-investment at securitization, and recorded the notes issued to third parties as secured borrowings.

Our subprime securitizations are also considered VIEs, but we do not control their activities and no longer receive a significant portion of their returns.  These subprime securitizations were not consolidated under the current or prior guidance.

In addition, our investments in RMBS, CMBS, CDO securities and loans may be deemed to be variable interests in VIEs, depending on their structure. We monitor these investments and analyze the potential need to consolidate the related securitization entities pursuant to the VIE consolidation requirements. These analyses require considerable judgment in determining whether an entity is a VIE and determining the primary beneficiary of a VIE since they involve subjective determinations of significance, with respect to both power and economics. The result could be the consolidation of an entity that otherwise would not have been consolidated or the de-consolidation of an entity that otherwise would have been consolidated.

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

See Note 9 to our consolidated financial statements in Part II, Item 8, “Financial Statements and Supplementary Data” for information regarding the fair value of our investments, and its estimation methodology, as of December 31, 2012.

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

We generally classify the broker and pricing service quotations we receive as level 3A inputs, except for certain liquid securities. They are quoted prices in generally inactive and illiquid markets for identical or similar securities. These quotations are generally received via email and contain disclaimers which state that they are “indicative” and not “actionable” – meaning that the party giving the quotation is not bound to actually purchase the security at the quoted price. These quotations are generally based on models prepared by the brokers, and we have little visibility into the inputs they use. Based on quarterly procedures we have performed with respect to quotations received from these brokers, including comparison to the outputs generated from our internal pricing models and transactions we have completed with respect to these securities, as well as on our knowledge and experience of these markets, we have generally determined that these quotes represent a reasonable estimate of fair value. For the $1.6 billion carrying value of securities valued using quotations as of December 31, 2012, a 100 basis point change in credit spreads would impact estimated fair value by approximately $34.0 million.

Our estimation of the fair value of level 3B assets (as described below) involves significant judgment. We validated the inputs and outputs of our models by comparing them to available independent third party market parameters and models for reasonableness. We believe the assumptions we used are within the range that a market participant would use and factor in the liquidity conditions currently in the markets. In 2012, the inputs to our models, including discount rates, prepayment speeds, default rates and severity assumptions, have generally remained consistent with the assumptions used at December 31, 2011, other than certain modifications we have made to the assumptions to reflect conditions relevant to specific assets. In 2011 and 2010, in comparison to the respective prior year end, we generally used lower discount rates as inputs to our models for ABS and CMBS-large loan/single borrower securities in order to reflect current market conditions. The other inputs to our models, including prepayment speeds, default rates and severity assumptions, generally remained consistent with the assumptions used at the prior year end, other than certain modifications we made to reflect conditions relevant to specific assets.

For CMBS and ABS valued with internal models, which have an aggregate fair value of $73.0 million as of December 31, 2012, a 10% unfavorable change in our assumptions would result in the following decreases in such aggregate fair value (in thousands):

	CMBS	ABS
Outstanding face amount	$121,020	$89,925
Fair value	$46,365	$26,631
Effect on fair value with 10% unfavorable change in:
Discount rate	$(987)	$(2,149)
Prepayment rate	N/A	$(396)
Default rate	$(2,148)	$(3,161)
Loss severity	$(1,119)	$(4,223)

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

As of December 31, 2012, we had 30 securities with a carrying amount of $116.3 million that had been downgraded during 2012 and recorded a net other-than-temporary impairment charge of $4.4 million on these securities in 2012. However, we do not depend on credit ratings in underwriting our securities, either at acquisition or on an ongoing basis. As mentioned above, a credit rating downgrade is one factor that we monitor and consider in our analysis regarding other-than-temporary impairment, but it is not determinative. Our securities generally benefit from the support of one or more subordinate classes of securities or equity or other forms of credit support. Therefore, credit rating downgrades, even to the extent they relate to an expectation that a securitization we have invested in, on an overall basis, has credit issues, may not ultimately impact cash flow estimates for the class of securities in which we are invested.

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

Loans

We invest in loans, including, but not limited to, real estate related loans, commercial mortgage loans, residential mortgage loans, manufactured housing loans and subprime mortgage loans. Loans for which we have the intent and ability to hold for the foreseeable future, or until maturity or payoff, are classified as held-for-investment.  Loans for which we do not have the intent or the ability to hold for the foreseeable future, or until maturity or payoff, are classified as held-for-sale.  Loans are presented in the consolidated balance sheet net of any unamortized discount (or gross of any unamortized premium) and an allowance for loan losses.  We determine at acquisition whether loans will be aggregated into pools based on common risk characteristics (credit quality, loan type, and date of origination or acquisition); loans aggregated into pools are accounted for as if each pool were a single loan.

Impairment of Loans

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

Revenue Recognition on Loans Held for Sale

Real estate related, commercial mortgage and residential mortgage loans that are considered held for sale are carried at the lower of amortized cost or market value determined on either an individual method basis, or in the aggregate for pools of similar loans.  Interest income is recognized based on the loan’s coupon rate to the extent management believes it is collectable. Purchase discounts are not amortized as interest income during the period the loan is held for sale. A change in the market value of the loan, to the extent that the value is not above the average cost basis, is recorded in Valuation Allowance. A rollforward of the allowance is included in Note 5 to our consolidated financial statements in Part II, Item 8, “Financial Statements and Supplementary Data.”

Investments in Excess Mortgage Servicing Rights (Excess MSRs)

Upon acquisition, we have elected to record each of such investments at fair value. We elected to record our investments in Excess MSRs at fair value in order to provide users of the financial statements with better information regarding the effects of prepayment risk and other market factors on the Excess MSRs. Under this election, we record a valuation adjustment on our Excess MSRs investments on a quarterly basis to recognize the changes in fair value in net income as described in Revenue Recognition on Investments in Excess Mortgage Servicing Rights below. As of December 31, 2012, all Excess MSRs investments are classified as held-for-investment as we have the intent and ability to hold the investments for the foreseeable future.

Revenue Recognition on Investments in Excess Mortgage Servicing Rights

Investments in Excess MSRs are aggregated into pools as applicable; each pool of Excess MSRs is accounted for in the aggregate.  Interest income for Excess MSRs is accreted into interest income on an effective yield or “interest” method, based upon the expected excess servicing amount through the expected life of the underlying mortgages.  Changes to expected cash flows result in a cumulative retrospective adjustment, which will be recorded in the period in which the change in expected cash flows occurs. Under the retrospective method, the interest income recognized for a reporting period is measured as the difference between the amortized cost basis at the end of the period and the amortized cost basis at the beginning of the period, plus any cash received during the period.  The amortized cost basis is calculated as the present value of estimated future cash flows using an effective yield, which is the yield that equates all past actual and current estimated future cash flows to the initial investment.  In addition, our policy is to recognize interest income only on Excess MSRs in existing eligible underlying mortgages.  The difference between the fair value of Excess MSRs and their amortized cost basis is recorded as “Change in Fair Value of Investments in Excess Mortgage Servicing Rights.”  Fair value is generally determined by discounting the expected future cash flows using discount rates that incorporate the market risks and liquidity premium specific to the Excess MSRs, and therefore may differ from their effective yields.

The following tables summarize the estimated change in fair value of the Excess MSRs as of December 31, 2012 given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate (dollars in thousands):

Fair value at December 31, 2012	$245,036

Discount rate shift in %	-20%	-10%	+10%	+20%
Estimated fair value	$270,219	$256,841	$234,363	$224,733
Change in estimated fair value:
Amount	$25,183	$11,805	$(10,673)	$(20,303)
%	10.3%	4.8%	-4.4%	-8.3%

Prepayment rate shift in %	-20%	-10%	+10%	+20%
Estimated fair value	$267,927	$255,999	$234,910	$225,538
Change in estimated fair value:
Amount	$22,891	$10,963	$(10,126)	$(19,498)
%	9.3%	4.5%	-4.1%	-8.0%

Delinquency rate shift in %	-20%	-10%	+10%	+20%
Estimated fair value	$249,957	$247,557	$242,757	$240,357
Change in estimated fair value:
Amount	$4,921	$2,521	$(2,279)	$(4,679)
%	2.0%	1.0%	-0.9%	-1.9%

Recapture rate shift in %	-20%	-10%	+10%	+20%
Estimated fair value	$240,270	$242,637	$247,364	$249,612
Change in estimated fair value:
Amount	$(4,766)	$(2,399)	$2,328	$4,576
%	-1.9%	-1.0%	1.0%	1.9%

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

Impairment of Investments in Real Estate and Residential Lease Intangibles

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

Rental Income, Care and Ancillary Income

We record rental revenue, care and ancillary income as they become due as provided for in the leases.

Recent Accounting Pronouncements

In May 2011, the FASB issued new guidance regarding the measurement and disclosure of fair value, which became effective for us on January 1, 2012. The adoption of this guidance did not have a material effect on our financial position, liquidity, or results of operations.

In February 2013, the FASB issued new guidance regarding the reporting of reclassifications out of accumulated other comprehensive income. The new guidance does not change current requirements for reporting net income or other comprehensive income in financial statements.  However, it requires companies to present the effects on the line items of net income of significant amounts reclassified out of accumulated OCI if the item reclassified is required to be reclassified to net income in its entirety during the same reporting period. Presentation should occur either on the face of the income statement where net income is presented, or in the notes to the financial statement. Newcastle has early adopted this accounting standard and opted to present this information in a note to the financial statements.

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

Results of Operations

The following tables summarize the changes in our results of operations from year-to-year (dollars in thousands):

Comparison of Results of Operations for the years ended December 31, 2012 and 2011

	Year Ended December 31,		Increase (Decrease)
	2012	2011	Amount	%
Interest income	$310,459	$292,296	$18,163	6.2%
Interest expense	109,924	138,035	(28,111)	(20.4%)
Net interest income	200,535	154,261	46,274	30.0%

Impairment (Reversal)
Valuation allowance (reversal) on loans	(24,587)	(15,163)	(9,424)	(62.2%)
Impairment of long-lived assets	-	433	(433)	(100.0%)
Other-than-temporary impairment on securities, net	18,923	15,840	3,083	19.5%
	(5,664)	1,110	(6,774)	(610.3%)

Net interest income (loss) after impairment/reversal	206,199	153,151	53,048	34.6%

Other Revenues	20,075	1,899	18,176	N.M.

Other Income (Loss)
Gain (loss) on settlement of investments, net	232,897	78,181	154,716	197.9%
Gain on extinguishment of debt	24,085	66,110	(42,025)	(63.6%)
Change in fair value of investments in excess mortgage servicing rights	9,023	367	8,656	N.M.
Other income (loss), net	13,712	36,204	22,492	(62.1%)
	279,717	180,862	98,855	54.7%
Expenses
Loan and security servicing expense	4,260	4,649	(389)	(8.4%)
Property operating expenses	12,943	1,110	11,833	N.M.
General and administrative expense	22,942	7,322	15,620	213.3%
Management fee to affiliate	24,693	18,289	6,404	35.0%
Depreciation and amortization	6,975	12	6,963	N.M.
	71,813	31,382	40,431	128.8%

Income (loss) from continuing operations	$434,178	$304,530	$129,648	42.6%

N.M. – Not meaningful

Interest Income

Interest income increased by $18.2 million during the year ended December 31, 2012 compared to the year ended December 31, 2011 primarily due to a (i) a $23.3 million net increase in interest income as a result of new investments in securities and loans, offset by paydowns and changes in interest rates and (ii) a $26.2 million increase in interest income as a result of investments in Excess MSRs. The increases described in (i) and (ii) above were partially offset by a $31.3 million decrease in interest income as a result of the deconsolidation of CDO V in June 2011 and CDO X in September 2012.

Interest Expense

Interest expense decreased by $28.1 million primarily due to (i) a $5.2 million decrease in interest expense on debt as a result of the paydowns and repurchases of our CDO debt obligations and the deconsolidation of CDO V and CDO X and (ii) a $26.8 million decrease in interest expense on derivatives as a result of the termination of interest rate swaps, decreases in swap notional amounts, changes in interest rates and the deconsolidation of CDO V and CDO X. The decreases described in (i) to (ii) above were partially offset by a $1.7 million increase in mortgage interest expense as a result of the acquisitions of senior living assets in July and November of 2012 and a $2.2 million increase in interest expense on other bonds payable and repurchase agreements primarily due to a higher outstanding balance of repurchase agreement financing on our FNMA/FHLMC securities and non-agency RMBS.

Valuation Allowance (Reversal) on Loans

The valuation allowance (reversal) on loans changed by $9.4 million primarily due to (i) a $6.6 million larger net increase in fair values of our real estate related loans during the year ended December 31, 2012 compared to the year ended December 31, 2011, as a result of market conditions improving more in the 2012 period than in the 2011 period and (ii) a $2.8 million lower net valuation allowance on our manufactured housing loans and residential mortgage loans in the 2012 period than in the 2011 period as a result of market conditions improving more in the 2012 period than in the 2011 period.

The reversal of previously established valuation allowances will likely decline over time as the reversal is subject to (i) a continued improvement in loan valuations and (ii) the remaining amount of previously established allowances that have not yet been reversed.

Impairment of Long-lived Assets

The impairment of long-lived assets decreased $0.4 million in the year ended 2012 compared to the year ended 2011 primarily due to a decline in fair value of the Ohio portfolio during the year ended December 31, 2011.

Other-than-temporary Impairment on Securities, Net

The other-than-temporary impairment on securities increased by $3.1 million primarily due to an additional decline in the value of certain commercial mortgage backed securities. We recorded an impairment charge of $18.9 million on 13 securities during the year ended December 31, 2012, compared to an impairment charge of $15.8 million on 30 securities during the year ended December 31, 2011.

Other Revenues

The other revenues increased $18.2 million due to rental revenues resulting from the acquisitions of the senior living assets in July and November of 2012.

Gain (Loss) on Settlement of Investments, Net

The net gain on settlement of investments increased by $154.7 million primarily due to a $224.3 million gain on the sale of CDO X interests recorded in September 2012, partially offset by a $69.6 million decrease in the net gain on sales and repayments of investments in the 2012 period compared to the 2011 period. We recorded a net gain of $10.2 million on 26 securities and loans that were sold or paid off during the year ended December 31, 2012, compared to a net gain of $78.2 million on 95 securities and loans that were sold or paid off during the year ended December 31, 2011.

Gain (Loss) on Extinguishment of Debt

The gain on extinguishment of debt decreased by $42.0 million due to a lower face amount, somewhat offset by a lower average price of debt, repurchased in the year ended December 31, 2012 compared to the year ended December 31, 2011. We repurchased $39.3 million face amount of our own CDO debt and other bonds payable at an average price of 38.4% of par during the year ended December 31, 2012 compared to $171.8 million face amount of CDO bonds and other bonds payable repurchased at an average price of 61.2% of par during the year ended December 31, 2011.

Change in Fair Value of Investments in Excess Mortgage Servicing Rights

The change in fair value of investments in excess mortgage servicing rights increased $8.7 million due to the acquisition of these investments since December 2011 and the subsequent increases in value.

Other Income (Loss), Net

Other income decreased by $22.5 million primarily due to (i) a $5.8 million greater increase in the fair value of certain nonhedge interest rate swap agreements as a result of changes in interest rates in the year ended December 31, 2012 compared to the year ended December 31, 2011, (ii) a $6.9 million decrease in unrealized losses recognized on certain interest rate swap agreements in the year ended December 31, 2012 compared to the year ended December 31, 2011, primarily caused by the fact that the interest rate swap agreements that were de-designated as accounting hedges (since the hedged items were considered not probable of occurring) had higher notional amounts during the year ended December 31, 2011 (iii) a $1.5 million increase in other income related to hedge ineffectiveness and collateral management fee income and (iv) an $8.4 million breakup fee received in the year ended December 31, 2012 related to the transaction to acquire Excess MSRs from Residential Capital, LLC.  The increases in (i) to (iv) above were offset by a $45.1 million decrease in gain on deconsolidation of CDO V recorded in the year ended December 31, 2011.

Loan and Security Servicing Expense

Loan and security servicing expense remained relatively stable during the year ended December 31, 2012 compared to the year ended December 31, 2011.

Property Operating Expense

The property operating expenses increased $11.8 million due to the acquisitions of the senior living assets in July and November of 2012.

General and Administrative Expense

General and administrative expense increased by $15.6 million primarily due to an increase in professional fees related to the potential separation transaction, the acquisitions of Excess MSRs and senior living assets and other investments.

Management Fee to Affiliate

Management fees increased by $6.4 million primarily due to (i) an increase in gross equity as a result of our public offerings of common stock in March 2011, September 2011, April 2012, May 2012 and July 2012, and (ii) an increase in property management fees in connection with the acquisitions of senior living assets in July and November of 2012.

Depreciation and Amortization

The depreciation and amortization expense increased $7.0 million due to the acquisitions of the senior living assets in July and November 2012, and the additional depreciation expense recorded as a result of the classification of the Ohio portfolio as held for use in December 2012.

Comparison of Results of Operations for the years ended December 31, 2011 and 2010

	Year Ended December 31,		Increase (Decrease)
	2011	2010	Amount	%
Interest income	$292,296	$300,272	$(7,976)	(2.7%)
Interest expense	138,035	172,219	(34,184)	(19.8%)
Net interest income	154,261	128,053	26,208	20.5%

Impairment
Valuation allowance (reversal) on loans	(15,163)	(339,887)	324,724	95.5%
Impairment of long-lived assets	433	-	433	N.M
Other-than-temporary impairment on securities, net	15,840	99,029	(83,189)	(84.0%)
	1,110	(240,858)	241,968	100.5%

Net interest income (loss) after impairment	153,151	368,911	(215,760)	(58.5%)

Other Revenues	1,899	1,708	191	11.2%

Other Income (Loss)
Gain (loss) on settlement of investments, net	78,181	52,307	25,874	49.5%
Gain on extinguishment of debt	66,110	265,656	(199,546)	(75.1%)
Change in fair value of investment in excess mortgage servicing rights	367	-	367	N.M.
Other income (loss), net	36,204	(35,676)	71,880	201.5%
	180,862	282,287	(101,425)	(35.9%)
Expenses
Loan and security servicing expense	4,649	4,580	69	1.5%
Property operating expenses	1,110	1,283	(173)	(13.5%)
General and administrative expense	7,322	7,707	(385)	(5.0%)
Management fee to affiliate	18,289	17,252	1,037	6.0%
Depreciation and amortization	12	79	(67)	(84.8%)
	31,382	30,901	481	1.6%

Income (loss) from continuing operations	$304,530	$622,005	$(317,475)	(51.0%)

N.M. - Not meaningful

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

Impairment of Long-lived Assets

The impairment of long-lived assets increased $0.4 million in the year ended December 31, 2011 compared to the year ended December 31, 2010 due to a decline in fair value of the Ohio portfolio during the year ended December 31, 2011.

Other-than-temporary Impairment on Securities, Net

The other-than-temporary impairment on securities decreased by $83.2 million primarily due to improved market conditions. We recorded an impairment charge of $15.8 million on 30 securities during the year ended December 31, 2011, compared to an impairment charge of $99.0 million on 115 securities during the year ended December 31, 2010.

Other Revenues

The other revenues remained relatively stable during the year ended December 31, 2011 compared to the year ended December 31, 2010.

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

Change in Fair Value of Investments in Excess Mortgage Servicing Rights

The change in fair value of investments in excess mortgage servicing rights increased $0.4 million in the year ended December 31, 201 compared to the year ended December 31, 2010 due to the acquisition of these investments since December 2011 and the subsequent increase in value.

Other Income (Loss), Net

Other income increased by $71.9 million primarily due to (i) a $22.0 million decrease in unrealized losses recognized on certain interest rate swap agreements, which were de-designated as accounting hedges as the hedged items were no longer probable of occurring, (ii) a $4.5 million increase in fair value of certain non-hedge derivative instruments, (iii) a $2.0 million increase in management fees, included in Other Income, in 2011 related to our acquisition of the collateral management rights with respect to certain C-BASS CBOs in February 2011, and (iv) a $45.1 million gain on deconsolidation of CDO V recorded in the year ended December 31, 2011. The decreases in other loss were partially offset by a $1.4 million increase in hedge ineffectiveness recognized on certain interest rate swap agreements and a $0.3 million decrease in other income.

Loan and Security Servicing Expense

Loan and security servicing expense remained relatively stable during the year ended December 31, 2011 compared to the year ended December 31, 2010.

Property Operating Expense

The property operating expenses remained relatively stable during the year ended December 31, 2011 compared to the year ended December 31, 2010.

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

Depreciation and Amortization

The depreciation and amortization expense remained relatively stable during the year ended December 31, 2011 compared to the year ended December 31, 2010.

Liquidity and Capital Resources

Overview

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments, and other general business needs.  Additionally, to maintain our status as a REIT under the Code, we must distribute annually at least 90% of our REIT taxable income. As of December 31, 2011, we had a loss carryforward, inclusive of net operating loss and capital loss, of approximately $896.8 million. The net operating loss carryforward and capital loss carryforward can generally be used to offset future ordinary taxable income and capital gain, for up to twenty years and five years, respectively. As a result, we do not expect that there will be any REIT distribution requirements for the year ended December 31, 2012. In January 2013, we experienced an “ownership change” for purposes of Section 382 of the Code, which limits our ability to utilize our net operating loss and net capital loss carryforwards to reduce our future taxable income and potentially increases our related REIT distribution requirement. We do not believe that the limitation as a result of the January 2013 ownership change will prevent us from satisfying our REIT distribution requirement for the current year and future years. No assurance, however, can be given that we will be able to satisfy our distribution requirement following a current or future ownership change or otherwise. We note that a portion of this requirement may be able to be met in future years through stock dividends, rather than cash, subject to limitations based on the value of our stock.

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

Sources of Liquidity and Uses of Capital

As of the date of this filing, we have sufficient liquid assets, which include unrestricted cash and FNMA/FHLMC securities, to satisfy all of our short-term recourse liabilities. Our junior subordinated notes payable are long-term obligations. With respect to the next twelve months, we expect that our cash on hand combined with our cash flow provided by operations will be sufficient to satisfy our anticipated liquidity needs with respect to our current investment portfolio, including related financings, hedging activity, potential margin calls and operating expenses.  While it is inherently more difficult to forecast beyond the next twelve months, we currently expect to meet our long-term liquidity requirements, specifically the repayment of our recourse debt obligations, through our cash on hand and, if needed, additional borrowings, proceeds received from repurchase agreements and similar financings, proceeds from equity offerings and the liquidation or refinancing of our assets.

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

Cash flow provided by operations constitutes a critical component of our liquidity.  Essentially, our cash flow provided by operations is equal to (i) the net cash flow from our CDOs that have not failed their over collateralization or interest coverage tests, plus (ii) the net cash flow from our non-CDO investments that are not subject to mandatory debt repayment, including excess mortgage servicing income, principal and sales proceeds, (iii) revenues received from our senior living portfolios, less (iv) operating expenses (primarily management fees, property operating expenses, professional fees and insurance), less (v) interest on the junior subordinated notes payable and less (vi) preferred dividends.

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

Update on Liquidity, Capital Resources and Capital Obligations

Certain details regarding our liquidity, current financings and capital obligations as of February 27, 2013 are set forth below:

•	Cash – We had a total of $283.4 million of unrestricted cash available to invest after commitments;

•
Margin Exposure and Recourse Financings – We have margin exposure on a $156.6 million repurchase agreement related to the financing of non-Agency RMBS and a $923.7  million repurchase agreement related to the financing of FNMA/FHLMC securities.

The following table compares our recourse financings excluding the junior subordinated notes (in thousands):

Recourse Financings	February 27, 2013	December 31, 2012	December 31, 2011
CDO Securities	$-	$1,415	$2,182
Non-Agency RMBS	156,633	150,922	-
Non-FNMA/FHLMC recourse financings	156,633	152,337	2,182
FNMA/FHLMC securities	923,720	772,855	231,012
Total recourse financings	$1,080,353	$925,192	$233,194

The non-agency RMBS recourse financing will mature in April 2013.  The FNMA/FHLMC recourse financing will mature between February 2013 and March 2013.

•
Mortgage Notes Payable – We have $120.5 million mortgage notes payable related to the financing of the senior living assets.  These financings are secured by first lien security interests in the senior living properties, have no recourse to the general credit of Newcastle and will mature between October 2017 and August 2019.

We have not incurred any financing on our investments in Excess MSRs.  Our liquidity will be impacted by our decision and ability to borrow and access capital to finance any existing and future Excess MSR investments.

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

Investment Portfolio

Our investment portfolio as of December 31, 2012 is detailed in Part I, Item 1, “Business – Our Investment Strategy.”

Debt Obligations

Our debt obligations, as summarized in Note 10 to Part II, Item 8, “Financial Statements and Supplementary Data,” existing at December 31, 2012 (gross of $4.3 million of discounts) had contractual maturities as follows (in thousands):

	Nonrecourse	Recourse	Total
2013	$4,786	$925,192	$929,978
2014	1,713	-	1,713
2015	2,274	-	2,274
2016	2,305	-	2,305
2017	32,763	-	32,763
Thereafter	1,817,026	-	1,817,026
Total	$1,860,867	$925,192	$2,786,059

Certain of the debt obligations included above are obligations of our consolidated subsidiaries which own the related collateral.  In some cases, including the CDO and Other Bonds Payable, such collateral is not available to other creditors of ours.

Our non-CDO obligations and mortgage notes payable contain various customary loan covenants. We were in compliance with all of the covenants in our non-CDO financings and mortgage notes payable as of December 31, 2012.

Repurchase Agreements

The following table provides additional information regarding short-term borrowings. In 2012, these short-term borrowings were used to finance our investments in FNMA/FHLMC securities and certain notes issued by Newcastle CDO VI, and the purchase of certain non-Agency RMBS. In prior years, these short-term borrowings were used to finance certain of our investments in real estate securities and loans, including FNMA/FHLMC securities and our investments in manufactured housing loans. The FNMA/FHLMC and non-Agency RMBS repurchase agreements have full recourse to Newcastle and the CDO VI repurchase agreement has recourse to Newcastle for up to twenty-five percent of the outstanding balance of the repurchase facility, which was approximately $1.4 million as of December 31, 2012. The weighted average difference between the fair value of assets and the face amount of available financing for the FNMA/FHLMC repurchase agreements non-Agency RMBS repurchase agreements and the CDO VI repurchase agreement were 5%, 34%  and 50%, respectively, during the year ended December 31, 2012. Margin calls are based on the fair value of the collaterals (dollars in thousands).

			Three Months Ended December 31, 2012			Year Ended December 31, 2012
	Outstanding Balance at December 31, 2012		Average Daily Amount Outstanding	Maximum Amount Outstanding	Weighted Average Interest Rate	Average Daily Amount Outstanding	Maximum Amount Outstanding	Weighted Average Interest Rate
Repurchase agreements	$929,435	*	$715,870	$935,517	0.65%	$435,686	$935,517	0.58%

*Of which $925.2 million has recourse to us.

During 2012, we purchased $626.3 million principal balance of FNMA/FHLMC securities (primarily one-year ARMs) for approximately $663.3 million, using $34.4 million of unrestricted cash and financed with $628.9 million of repurchase agreements. These repurchase agreements have an aggregate outstanding balance of $574.6 million at December 31, 2012, bear interest at 0.53%, mature in January 2013, and are subject to customary margin call provisions. During 2011, we purchased $251.5 million principal balance of FNMA/FHLMC securities (primarily one-year ARMs) for approximately $263.8 million, using $13.5 million of unrestricted cash and financed with $250.3 million of repurchase agreements.

During 2012, we purchased $456.0 million principal balance of non-agency residential mortgage backed securities serviced by Nationstar for approximately $288.4 million using $139.0 million of unrestricted cash and financed with approximately $149.4 million of repurchase agreements. These repurchase agreements have an aggregate outstanding balance of $150.9 million at December 31, 2012, bear interest at LIBOR plus 200 basis points, mature in January 2013, have a weighted average advance rate of 66% and are subject to customary margin call provisions.

Subprime Securitizations

In March 2006, we acquired a portfolio of subprime mortgage loans (“Subprime Portfolio I”) for $1.50 billion. In April 2006, Newcastle Mortgage Securities Trust 2006-1 (“Securitization Trust 2006”) closed on a securitization of Subprime Portfolio I. We do not consolidate Securitization Trust 2006. We sold Subprime Portfolio I to Securitization Trust 2006, which issued $1.45 billion of notes with a stated maturity of March 2036. We, as holder of the equity of Securitization Trust 2006, have the option to redeem the notes once the aggregate principal balance of Subprime Portfolio I is equal to or less than 20% of such balance at the date of the transfer. The transaction between us and Securitization Trust 2006 qualified as a sale for accounting purposes. However, 20% of the loans which are subject to a call option by us were not treated as being sold. Following the securitization, we held the following interests in Subprime Portfolio I: (i) the equity of Securitization Trust 2006, (ii) the retained notes, and (iii) subprime mortgage loans subject to call option and related financing in the amount of 100% of such loans (we note that this interest is non-economic if we do not exercise the option, meaning that it has no impact on us). As of December 31, 2012, the equity was valued at zero and the retained notes had a carrying value of $1.3 million.

In March 2007, we entered into an agreement to acquire a portfolio of subprime mortgage loans  (“Subprime Portfolio II”) with up to $1.7 billion of unpaid principal balance. In July 2007, Newcastle Mortgage Securities Trust 2007-1 (“Securitization Trust 2007”) closed on a securitization of Subprime Portfolio II. As a result of the repurchase of delinquent loans by the seller, as well as borrower repayments, the unpaid principal balance of the portfolio upon securitization was $1.1 billion. We do not consolidate Securitization Trust 2007. We sold Subprime Portfolio II to Securitization Trust 2007, which issued $1.0 billion of notes with a stated maturity of April 2037. We, as holder of the equity of Securitization Trust 2007, have the option to redeem the notes once the aggregate principal balance of Subprime Portfolio II is equal to or less than 10% of such balance at the date of the transfer. The transaction between us and Securitization Trust 2007 qualified as a sale for accounting purposes. However, 10% of the loans which are subject to a call option by us were not treated as being sold. Following the securitization, we held the following interests in Subprime Portfolio II: (i) the equity of Securitization

Trust 2007, (ii) the retained notes, and (iii) subprime mortgage loans subject to call option and related financing in the amount of 100% of such loans (we note that this interest is non-economic, meaning that if we do not exercise the option it has no impact on us). As of December 31, 2012, the equity and retained notes had a zero carrying value.

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

Subordinated Notes Payable

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

			Consideration
	Repurchased junior		Reissued CDO
	subordinated notes		Cash	bonds		Total
Outstanding face amount	$52,094		$9,715	$37,625		$47,340
Weighted average coupon	7.574	% (A)	N/A	LIBOR + 0.66	% (B)
Maturity	April 2035			June 2052
				Assets within the
Collateral	General credit of Newcastle			respective CDOs

(A)	LIBOR + 2.25% after April 2016
(B)	Weighted average effective interest rate of approximately LIBOR+0.35% after the Exchange.

The fair value of the consideration paid approximated the fair value of the repurchased junior subordinated notes of $16.7 million.

Non-recourse Manufactured Housing Loan Financing

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

Non-Recourse Senior Living Financing

In July 2012, we acquired our first portfolio of senior living assets for an aggregate purchase price of approximately $143.3 million plus related expenses. These assets comprise more than 800 beds in senior living facilities located in California, Oregon, Utah, Arizona and Idaho. We funded the purchase price with an equity investment of approximately $54.9 million and non-recourse financing of approximately $88.4 million. The financing currently has a weighted average interest rate of 3.45% and is secured by, among other things, a first lien security interest in each of the properties.

In November 2012, we acquired our second portfolio of senior living assets for an aggregate purchase price of approximately $22.6 million plus related expenses. These assets comprise more than 350 beds in senior living facilities located in Utah. We funded the purchase price with an equity investment of approximately $6.6 million and non-recourse financing of approximately $16.0 million. The financing currently has an interest rate of 4.75% and is secured by, among other things, a first lien security interest in each of the properties.

In December 2012, we acquired our third portfolio of senior living assets for an aggregate purchase price of approximately $21.5 million plus related expenses. These assets comprise more than 200 beds in a senior living facility located in Texas. We funded the purchase price with an equity investment of approximately $5.4 million and non-recourse financing of approximately $16.1 million. The financing currently has an interest rate of 4.75% and is secured by, among other things, a first lien security interest in the property.

Non-Recourse Senior Living Financing

Each of our CDO financings contains tests that measure the amount of over collateralization and excess interest in the transaction. At issuance, each of our CDOs passed all of these tests. Failure to satisfy these tests would generally cause (or has caused) the cash flow that would otherwise be distributed to the more junior classes of securities (including those held by Newcastle) to be redirected to pay down the most senior class of securities outstanding until the tests are satisfied. As a result, our cash flow and liquidity are negatively impacted upon such a failure, and the impact could be (and has been) material. The table set forth below presents data, including the most recent quarterly cash flows received by Newcastle, for each of our CDOs, and sets forth which of the CDOs have satisfied these tests in the most recent quarter. The amounts set forth are as of December 31, 2012 unless otherwise noted (dollars in thousands). For those CDOs that have failed their applicable over collateralization tests, the impact of failing is already reflected in the cash flow set forth in the table. For those CDOs that have satisfied their applicable over collateralization tests, we could potentially lose substantially all of the cash flows from those CDOs in future quarters if we fail to satisfy the tests in the future. The amounts in the table reflect data at the CDO level and thus are different from the GAAP balance sheet due to intercompany amounts eliminated in Newcastle’s consolidated balance sheet (in thousands).

	CDO IV			CDO VI			CDO VIII			CDO IX
Balance Sheet:
Assets Face Amount		$168,111			$180,039			$856,589			$729,494
Assets Fair Value		151,250			119,184			651,232			568,394

Issued Debt Face Amount (1)		85,148			91,578	*		590,001			450,938
Derivative Net Liabilities Fair Value (1)		3,316			15,841			12,050			-

Cash Receipts:
Quarterly net cash receipts (2)		$348			$140			$5,883			$7,622

Collateral Composition (3):	Face	Fair Value		Face	Fair Value		Face	Fair Value		Face	Fair Value
CMBS	$115,242	$100,007	BB-	$105,816	$74,228	BB	$148,413	$118,092	BB-	$80,701	$82,594	BB
REIT Debt	33,500	34,936	BBB	29,200	31,238	BB	-	-	--	-	-	--
ABS	9,637	6,745	B-	45,023	13,718	CC	71,105	60,109	B	3,155	3,155	BBB+
Bank Loans	-	-		-	-		223,257	142,727	CCC+	182,124	117,486	CC
Mezzanine Loans / B-Notes / Whole Loans	9,732	9,562	BB+	-	-	--	347,064	311,512	CCC+	372,385	323,164	CCC
CDO	-	-	--	-	-	--	66,750	18,792	CCC-	68,467	28,536	CCC+
Residential Loans	-	-	--	-	-	--	-	-	--	3,779	3,478	NR
Other Investments	-	-	--	-	-	--	-	-	--	18,883	9,981	--
Cash for Reinvestment	-	-	--	-	-	--	-	-	--	-	-	--
Total	$168,111	$151,250	BB-	$180,039	$119,184	B+	$856,589	$651,232	B	$729,494	$568,394	CCC

Collateral on Negative Watch (4)	$-			$1,457			$-			$-

CDO Cash Flow Triggers (5):
Over Collateralization (6):
As of Dec-2012 remittance Cushion (Deficit) ($)		$(5,586)			$(171,434)			$74,593			$134,675
As of Feb-2013 remittance Cushion (Deficit) ($)		N/A			(171,187)			(78,506)			139,312
Interest Coverage (6):
As of Dec-2012 remittance Cushion (Deficit) (%)		35.2%			(179.1%)			377.5%			530.8%
As of Feb-2013 remittance Cushion (Deficit) (%)		N/A			(206.9%)			369.2%			689.9%
CDO Overview:
Effective		Sep-04			Aug-05			Mar-07			Jul-07
Reinvestment Period End (7)		Passed			Passed			Passed			Passed
Optional Call (8)		Passed			Passed			Passed			Passed
Auction Call (9)		Mar-14			Apr-15			Nov-16			May-17

WA Debt Spread (bps) (10)		85			50			50			64

* The $91.6 million issued debt face amount in CDO VI excludes $73.1 million of CDO VI Class I-MM bonds that served as collateral for a $43.2 million bank loan jointly owned by two of Newcastle’s CDOs and $21.0 million served as collateral for a $5.7 million repurchase agreement financing.

See footnotes on next page

(1)	Includes only CDO bonds issued to third parties and held by Newcastle’s consolidated CDOs.

(2)
Represents net cash received from each CDO based on all of our interests in such CDO (including senior management fees but excluding principal received from senior CDO bonds owned by Newcastle) for the three months ended December 31, 2012. Cash receipts for this period included $0.8 million of senior collateral management fees, and may not be indicative of cash receipts for subsequent periods. Excluded from the quarterly net cash receipts was $21.5 million of unrestricted cash received from principal repayments on senior CDO bonds owned by Newcastle. This cash represents a return of principal and the realization of the difference between par and the discounted purchase price of these bonds. See “Cautionary Note Regarding Forward Looking Statements” for risks and uncertainties that could cause our receipts for subsequent periods to differ materially from these amounts.

(3)
Collateral composition is calculated as a percentage of the face amount of collateral and includes CDO bonds of $126.7 million and other bonds and notes payable of $20.5 million issued by Newcastle, and bank loans of $93.8 million, collateralized by Newcastle CDO VI bonds, real estate properties and a third party CDO security, which are eliminated in consolidation. The fair value of these CDO bonds, other bonds and notes payable, and bank loans was $40.1 million, $18.3 million, and $81.2 million at December 31, 2012, respectively. Also reflected are weighted average credit ratings, which were determined by third party rating agencies as of a particular date, may not be current and are subject to change at any time.

(4)
Represents the face amount of collateral on negative watch for possible downgrade by at least one rating agency (Moody’s, S&P, or Fitch) as of the determination date in December 2012 for CDO IV, as this CDO only reports actual over collateralization excess percentages on a quarterly basis, and as of the latest determination date in February 2013 for all other CDOs.  The amount does not include any bonds issued by Newcastle, which are eliminated in consolidation and not reflected in our investment portfolio disclosure.

(5)
Each of our CDO financings contains tests that measure the amount of over collateralization and excess interest in the transaction. Failure to satisfy these tests would cause the principal and/or interest cashflow that would otherwise be distributed to more junior classes of securities (including those held by Newcastle) to be redirected to pay down the most senior class of securities outstanding until the tests are satisfied. As a result, our cash flow and liquidity are negatively impacted upon such a failure, and the impact could be material. Each CDO contains tests at various over collateralization and interest coverage percentage levels. The trigger percentages used above represent the first threshold at which cashflows would be redirected as described in this footnote. The data presented is as of the most recent remittance date on or before December 31, 2012 or February 28, 2013, as applicable, and may change or have changed subsequent to that date. CDO IV only reports on a quarterly basis and, therefore, no updated 2013 information is available. In addition, our CDOs may also contain specific over collateralization tests that, if failed, can result in the occurrence of an event of default or our being removed as collateral manager of the CDO. Failure of the over collateralization tests can also cause a “phantom income” issue if cash that constitutes income is diverted to pay down debt instead of being distributed to us. As of the December 2012 remittance date for CDO IV and as of the February 2013 remittance date for CDO VI, these CDOs were not in compliance with their applicable over collateralization tests and, consequently, we were not receiving cash flows from these CDOs (other than senior management fees and cash flows on senior classes of bonds we own).  Based upon our current calculations, we expect these portfolios to remain out of compliance for the foreseeable future.  Moreover, given current market conditions, it is possible that all of our CDOs could be out of compliance with their over collateralization tests as of one or more measurement dates within the next twelve months. Our ability to rebalance will depend upon the availability of suitable securities, market prices, whether the reinvestment period of the applicable CDO has ended, and other factors that are beyond our control. Such rebalancing efforts may be extremely difficult given current market conditions and we cannot assure you that we will be successful in our rebalancing efforts. If the liabilities of our CDOs are downgraded by Moody’s to certain predetermined levels, our discretion to rebalance the applicable CDO portfolios may be negatively impacted.  Moreover, if we bring these coverage tests into compliance, we cannot assure you that they will not fall out of compliance in the future or that we will be able to correct any noncompliance. For a more detailed discussion of the impact of CDO financings on our cash flows, see Part I, Item 1A, “Risk Factors – Risks Relating to our Business – The coverage tests applicable to our CDO financings may have a negative impact on our operating results and cash flows”.

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

The following table sets forth further information with respect to the bonds of our consolidated CDO financings as of December 31, 2012 (dollars in thousands):

		Current Face Amount (1)
		Held By
Class	Original Face Amount	Third Parties	Newcastle CDOs (2)	Newcastle Outside of its CDOs (3)		Total	Stated Interest Rate
CDO IV
Class I	$353,250	$52,925	$-	$40,554		$93,479	LIBOR +	0.40%
Class II-FL	13,000	3,000	-	10,000		13,000	LIBOR +	0.65%
Class II-FX	7,250	-	5,250	2,000		7,250		4.73%
Class III-FL	7,500	5,000	-	2,500		7,500	LIBOR +	1.00%
Class III-FX	15,000	1,325	-	10,760		12,085		5.11%
Class IV-FL	9,000	8,173	-	-		8,173	LIBOR +	2.25%
Class IV-FX	9,000	9,475	-	-		9,475		6.34%
Class V	13,500	-	-	18,229		18,229		8.67%
Preferred	22,500	-	-	22,500		22,500		N/A
	$450,000	$79,898	$5,250	$106,543		$191,691

CDO VI
Class I-MM	$323,000	$-	$-	$115,404	*	$115,404	LIBOR +	0.25%
Class I-B	59,000	59,000	-	-		59,000	LIBOR +	0.40%
Class II	33,000	23,636	-	10,277		33,913	LIBOR +	0.50%
Class III-FL	15,000	5,211	-	10,423		15,634	LIBOR +	0.80%
Class III-FX	5,000	-	-	6,211		6,211		5.67%
Class IV-FL	9,600	648	-	9,714		10,362	LIBOR +	1.70%
Class IV-FX	2,400	3,083	-	-		3,083		6.55%
Class V	21,000	-	-	28,303		28,303		7.81%
Preferred	32,000	-	-	32,000		32,000		N/A
	$500,000	$91,578	$-	$212,332		$303,910

*  Of the $115.4 million CDO VI Class I-MM bonds, $73.1 million served as collateral for a $43.2 million bank loan owned jointly by two of  Newcastle's CDOs and $21.0 million served as collateral for a $5.7 million repurchase agreement financing.

CDO VIII
Class I-A	$462,500	$393,704	$-	$14,718	$408,422	LIBOR +	0.28%
Class I-AR	60,000	52,984	-	-	52,984	LIBOR +	0.34%
Class I-B	38,000	-	-	38,000	38,000	LIBOR +	0.36%
Class II	42,750	-	29,000	13,750	42,750	LIBOR +	0.42%
Class III	42,750	-	22,750	20,000	42,750	LIBOR +	0.50%
Class IV	28,500	-	-	-	-	LIBOR +	0.60%
Class V	28,500	28,500	-	-	28,500	LIBOR +	0.75%
Class VI	27,312	-	-	-	-	LIBOR +	0.80%
Class VII	21,375	-	-	-	-	LIBOR +	0.90%
Class VIII	22,563	11,063	8,250	3,250	22,563	LIBOR +	1.45%
Class IX-FL	6,000	6,000	-	-	6,000	LIBOR +	1.80%
Class IX-FX	7,600	7,600	-	-	7,600		6.80%
Class X	19,650	18,650	-	-	18,650	LIBOR +	2.25%
Class XI	26,125	-	-	24,125	24,125	LIBOR +	2.50%
Class XII	28,500	-	11,500	17,000	28,500		7.50%
Preferred	87,875	-	-	87,875	87,875		N/A
	$950,000	$518,501	$71,500	$218,718	$808,719

		Current Face Amount (1)
		Held By
Class	Original Face Amount	Third Parties	Newcastle CDOs (2)	Newcastle Outside of its CDOs (3)	Total	Stated Interest Rate
CDO IX
Class A-1	$379,500	$300,313	$-	$-	$300,313	LIBOR +	0.26%
Class A-2	115,500	65,500	-	50,000	115,500	LIBOR +	0.47%
Class B	37,125	35,125	-	2,000	37,125	LIBOR +	0.65%
Class C	33,000	-	-	-	-	LIBOR +	0.93%
Class D	20,625	-	-	-	-	LIBOR +	1.00%
Class E	24,750	-	-	24,750	24,750	LIBOR +	1.10%
Class F	18,562	-	-	18,562	18,562	LIBOR +	1.30%
Class G	18,562	-	-	11,262	11,262	LIBOR +	1.50%
Class H	21,656	-	8,751	9,305	18,056	LIBOR +	2.50%
Class J	21,656	-	21,656	-	21,656	LIBOR +	3.00%
Class K	19,593	-	19,593	-	19,593	LIBOR +	3.50%
Class L	23,718	-	-	23,718	23,718		7.50%
Class M	39,187	-	-	39,187	39,187		8.00%
Preferred	51,566	-	-	51,566	51,566		N/A
	$825,000	$400,938	$50,000	$230,350	$681,288

(1)	The amounts presented in these columns exclude the face amount of any cancelled bonds within an applicable class.
(2)	Amounts in this column represent the amount of bonds of the applicable class held by Newcastle’s consolidated CDOs. These bonds are eliminated in Newcastle’s consolidated balance sheet.
(3)
Amounts in this column represent the amount of bonds of the applicable class held as investments by Newcastle outside of its non-recourse financing structures. These bonds are eliminated in Newcastle’s consolidated balance sheet.

In December 2010, Newcastle, together with one or more of its wholly owned subsidiaries, completed a series of transactions whereby we repurchased approximately $257 million current principal balance of Newcastle CDO VI Class I-MM notes at a price of 67.5% of par. The purchased notes represent all of the outstanding Class I-MM notes of Newcastle CDO VI (the "notes"). We purchased the notes using a combination of restricted cash, unrestricted cash and proceeds from a new repurchase facility, entered into in connection with the purchase of a portion of the notes. In accordance with GAAP, we recorded an $82 million gain on the extinguishment of this debt and $24.0 million of mark-to-market loss on the related interest rate swap agreement in 2010. As of December 31, 2012, the repurchase agreement had an outstanding balance of $5.7 million, which was secured by $21.0 million current principal balance of the notes. Although the repurchase facility contains mark to market provisions that require margin to be posted in the event that the value of the notes decreases, the recourse to Newcastle is limited to twenty-five percent of the then-outstanding balance of the repurchase facility, which was approximately $1.4 million as of December 31, 2012. The repurchase facility matures in March 2013 and bears interest at a rate of LIBOR + 2.25%.

During 2012, we repurchased $39.3 million face amount of CDO bonds and notes payable for $15.1 million and recorded a gain of $24.1 million. During 2011, we repurchased $171.8 million face amount of CDO bonds and notes payable for $105.2 million and recorded a gain of $66.1 million. During 2010, we repurchased $483.7 million face amount of CDO bonds for $215.8 million and recorded a gain of $265.7 million.

Stockholders’ Equity

Common Stock

The following table presents information on shares of our common stock issued since our formation.

Year	Shares Issued	Range of Issue Prices (1)	Net Proceeds (millions)
Formation - 2006	45,713,817
2007	7,065,362	$27.75-$31.30	$201.3
2008	9,871	N/A	$0.1
2009	123,463	N/A	$0.1
2010	9,114,671	$3.13	$28.5
2011	43,153,825	$4.55 - $6.00	$210.9
2012	67,344,636	$6.22 - $6.71	$434.9
December 31, 2012	172,525,645
January 2013	57,500,000	$9.35	$526.2
February 2013	23,000,000	$10.48	$237.4

(1)	Excludes prices of shares issued pursuant to the exercise of options and of shares issued to our independent directors. Includes prices of shares issued in exchange for preferred stock.

Through December 31, 2012, Fortress had assigned, for no value, options to purchase approximately 4.2 million shares of our common stock to certain of Fortress’s employees, of which approximately 0.5 million had been exercised. In addition, Fortress had exercised 0.7 million of its options.

As of December 31, 2012, our outstanding options issued prior to 2011 had a weighted average strike price of $26.84 and our outstanding options issued in 2011 and 2012 had a weighted average strike price of $6.01. Our options outstanding were summarized as follows:

	December 31, 2012			December 31, 2011
	Issued Prior to 2011	Issued in 2011 and 2012	Total	Issued Prior to 2011	Issued in 2011	Total
Held by the Manager	1,751,172	7,934,166	9,685,338	1,686,447	4,312,500	5,998,947
Issued to the Manager and subsequently transferred to certain of Manager's employees	701,937	3,010,000	3,711,937	798,162	-	798,162
Issued to the independent directors	10,000	2,000	12,000	14,000	2,000	16,000
Total	2,463,109	10,946,166	13,409,275	2,498,609	4,314,500	6,813,109

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

In July 2012, we issued 25,300,000 shares of our common stock in a public offering at a price to the underwriters of $6.63 per share for net proceeds of approximately $167.4 million. Certain principals of Fortress participated in this offering and purchased an aggregate of 450,000 shares at a price of $6.70 per share. For the purpose of compensating the manager for its successful efforts in raising capital for us, in connection with this offering, we granted options to the manager to purchase 2,530,000 shares of our common stock at a price of $6.70, which were valued at approximately $8.3 million.

In January 2013, Newcastle issued 57,500,000 shares of its common stock in a public offering at a price to the public of $9.35 per share for net proceeds of approximately $526.3 million. Certain principals of Fortress participated in this offering and purchased an aggregate of 213,900 shares at a price of $9.35 per share. For the purpose of compensating the Manager for its successful efforts in raising capital for Newcastle, in connection with this offering, Newcastle granted options to the Manager to purchase 5,750,000 shares of Newcastle’s common stock at a price of $9.35, which had a fair value of approximately $18.0 million as of the grant date.

In February 2013, Newcastle issued 23,000,000 shares of its common stock in a public offering at a price to the underwriters of $10.34 per share for net proceeds of approximately $237.4 million. Certain principals of Fortress participated in this offering and purchased an aggregate of 191,000 shares at a price of $10.48 per share. For the purpose of compensating the Manager for its successful efforts in raising capital for Newcastle, in connection with this offering, Newcastle granted options to the Manager to purchase 2,300,000 shares of Newcastle’s common stock at a price of $10.48, which had a fair value of approximately $8.4 million as of the grant date.

As of December 31, 2012, approximately 4.9 million shares of our common stock were held by Fortress, through its affiliates, and its principals.

Preferred Stock

In 2003, we issued 2.5 million shares ($62.5 million face amount), of 9.75% Series B Cumulative Redeemable Preferred Stock (the “Series B Preferred”).  In 2005, we issued 1.6 million shares ($40.0 million face amount) of 8.05% Series C Cumulative Redeemable Preferred Stock (the “Series C Preferred”).  In 2007, we issued 2.0 million shares ($50.0 million face amount) of 8.375% Series D Cumulative Redeemable Preferred Stock (the “Series D Preferred). The Series B Preferred, Series C Preferred and Series D Preferred have a $25 liquidation preference, no maturity date and no mandatory redemption.  We have the option to redeem the Series B Preferred, the Series C Preferred and the Series D Preferred, at their liquidation preference. If the Series C Preferred and Series D Preferred cease to be listed on the NYSE or the AMEX, or quoted on the NASDAQ, and we are not subject to the reporting requirements of the Exchange Act, we have the option to redeem the Series C Preferred or Series D Preferred, as applicable, at their liquidation preference and, during such time any shares of Series C Preferred or Series D Preferred are outstanding, the dividend will increase to 9.05% or 9.375% per annum, respectively.

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

All accrued dividends on our preferred stock have been paid through January 31, 2013.

Accumulated Other Comprehensive Income (Loss)

During the year ended December 31, 2012, our accumulated other comprehensive income (loss) changed due to the following factors (in thousands):

	Gains/ Losses on Cash Flow Hedges	Gains / Losses on Securities	Total Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss), December, 31, 2011	$(70,501)	$(2,585)	$(73,086)
Deconsolidation of unrealized gain on securities in CDO X	-	(59,881)	(59,881)
Deconsolidation of unrealized loss on derivatives designated as cash flow hedges in CDO X	34,367	-	34,367
Net unrealized gain (loss) on securities	-	136,527	136,527
Reclassification of net realized (gain) loss on securities into earnings	-	8,727	8,727
Net unrealized gain (loss) on derivatives designated as cash flow hedges	18,807	-	18,807
Reclassification of net realized (gain) loss on derivatives designated as cash flow hedges into earnings	5,303	-	5,303
Accumulated other comprehensive income (loss), December 31, 2012	$(12,024)	$82,788	$70,764

Our GAAP equity changes as our real estate securities portfolio and derivatives are marked to market each quarter, among other factors.  The primary causes of mark to market changes are changes in interest rates and credit spreads.  During the year ended December 31, 2012, a net tightening of credit spreads has caused the net unrealized losses recorded in accumulated other comprehensive income on our real estate securities to turn into unrealized gains. Net unrealized losses on derivatives designated as cash flow hedges decreased for the year, primarily as a result of swap interest payments and increases in long-term interest rates.

See “– Market Considerations” above for a further discussion of recent trends and events affecting our unrealized gains and losses as well as our liquidity.

Common Dividends Paid

Declared for the Period Ended	Paid	Amount Per Share
December 31, 2009 (Year)	N/A	$0.00
December 31, 2010 (Year)	N/A	$0.00
June 30, 2011	July 2011	$0.10
September 30, 2011	October 2011	$0.15
December 31, 2011	January 2012	$0.15
March 31, 2012	April 2012	$0.20
June 30, 2012	July 2012	$0.20
September 30, 2012	October 2012	$0.22
December 31, 2012	January 2013	$0.22

Cash Flow

Operating Activities

Net cash flow provided by operating activities increased from $57.0 million for the year December 31, 2011 to $97.3 million for the year ended December 31, 2012. It increased from $48.9 million for the year ended December 31, 2010 to $57.0 million for the year ended December 31, 2011. This change resulted primarily from the factors described below:

2012 compared to 2011

•
Net cash receipts from our CDOs increased approximately $18.5 million for the year ended December 31, 2012 compared to the year ended December 31, 2011 primarily due to (i) increased interest receipts as a result of increased reinvestments in securities and loans using restricted cash held in CDOs VIII, IX and X, (ii) decreased interest payments on our CDO debt as a result of repurchases of CDO debt, (iii) decreased interest payments on our interest rate swap agreements which had declining notional balances and (iv) decreased redirection of interest receipts for reinvestment or CDO paydown (which in turn increased our net cash receipts from our CDOs) due to the reduction of defaulted assets through sales.  The net increases in (i) to (iv) above were partially offset by decreases in interest receipts in CDOs IV and VI as a result of the deleveraging of these CDOs.

•
Net cash receipts from our manufactured housing loan portfolios decreased approximately $1.9 million for the year ended December 31, 2012 compared to the year ended December 31, 2011 primarily due to paydowns.

•
Receipts of excess mortgage servicing income increased approximately $32.7 million for the year ended December 31, 2012 compared to the year ended December 31, 2011 due to the acquisition of Excess MSR investments since December 2011.

•	Received net operating cash from our senior living portfolio of approximately $3.7 million for the year ended December 31, 2012 since we began investing in senior living properties as of July 2012.

•
Net cash receipts from our investments in real estate securities increased approximately $5.5 million for the year ended December 31, 2012 compared to the year ended December 31, 2011 primarily due to (i) higher investments in FNMA/FHLMC securities and non-Agency RMBS and (ii) delinquent interest received on certain securities.

•
Management fees paid increased approximately $5.3 million for the year ended December 31, 2012 compared to the year ended December 31, 2011 due to (i) an increase in gross equity as a result of our public offerings of common stock in April 2012, May 2012 and July 2012 and (ii) the payment of property management fees for the senior living portfolios acquired since July 2012.

•
General and administrative expenses paid increased approximately $12.9 million for the year ended December 31, 2012 compared to the year ended December 31, 2011 primarily due to higher professional fees paid in connection with the potential separation transaction, the acquisitions of Excess MSRs and senior living assets, and other corporate activities.

2011 compared to 2010

•
Net cash receipts from our CDOs increased approximately $5.9 million for the year ended December 31, 2011 compared to the year ended December 31, 2010 primarily due to (i) increased interest receipts as a result of increased reinvestments in securities and loans using restricted cash held in CDOs VIII, IX and X, (ii) decreased interest payments on our CDO debt as a result of repurchases of CDO debt, (iii) decreased interest payments on our interest rate swap agreements which had declining notional balances, (iv) decreased redirection of interest receipts for reinvestment or CDO paydown (which in turn increased our net cash receipts from our CDOs) due to the reduction of defaulted assets through sales and (v) improvement in over-collateralization tests in CDO IV contributing to increased interest receipts .  The increases in (i) to (v) above were partially offset by a decrease in interest receipts in CDO V in 2011 as a result of deteriorating over-collateralization tests.

•	Received cash of $0.6 million for the year ended December 31, 2011 as a result of our first investment in Excess MSRs in December 2011.

•	Received $2.3 million in fees as collateral manager for certain C-BASS CDOs. This investment was made February 2011.

•
Management fees paid increased approximately $0.7 million for the year ended December 31, 2011 compared to the year ended December 31, 2010 due to an increase in gross equity as a result of our public offerings of common stock in March 2011 and September 2011, partially offset by the return of capital distributions made on our preferred stock in 2010.

Investing Activities

Investing activities provided (used) ($1,077.1) million, ($226.1) million and $76.4 million during the years ended December 31, 2012, 2011 and 2010, respectively.  Investing activities consisted primarily of the investments made in real estate securities, Excess MSRs investments, senior living assets and loans outside of our CDO financing structures, net of proceeds from the sale, repayment or settlement of investments.

Financing Activities

Financing activities provided (used) $1,054.4 million, $292.9 million and ($160.1) million during the years ended December 31, 2012, 2011 and 2010, respectively. The public offerings of common stock, return of restricted cash from refinancing activities, refinancing of our manufactured housing loan portfolio and borrowings under repurchase agreements and mortgage notes payable served as the primary sources of cash flow from financing activities.  Offsetting uses included the repurchase and repayment of debt as described above, the payment of related deferred financing costs, the payment of common and preferred dividends, the payment of costs related to the common stock offerings and the payment related to the exchange of the junior subordinated notes, as well as the payment related to the preferred stock exchange described under “– Preferred Stock” above.

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

Off-Balance Sheet Arrangements

As of December 31, 2012, we had the following material off-balance sheet arrangements. We believe that these off-balance sheet structures presented the most efficient and least expensive form of financing for these assets at the time they were entered, and represented the most common market-accepted method for financing such assets.

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

•	We have made investments in three equity method investees, two of which are dormant at December 31, 2012 and the other of which is immaterial to our financial condition, liquidity, and operations.

In each case, our exposure to loss is limited to the carrying (fair) value of our investment.

Contractual Obligations

As of December 31, 2012, we had the following material contractual obligations (payments in thousands):

Contract	Terms

CDO bonds payable	Described under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”

Other bonds and notes payable	Described under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”

Repurchase agreements	Described under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”

Mortgage notes payable	Described under Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk”

Junior subordinated notes payable	Described under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”

Derivative liabilities	Described under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”

Management agreement
Our manager is paid an annual management fee of 1.5% of our gross equity, as defined, an expense reimbursement, and incentive compensation equal to 25% of our adjusted net income available for common stockholders above a certain threshold. For more information on this agreement, as well as historical amounts earned, see Note 12 to Part II, Item 8, “Financial Statements and Supplementary Data.” As a result of not meeting the incentive compensation threshold, the incentive compensation to the Manager has been discontinued for an indeterminate period of time.

Property Management Agreements	In 2012, we entered into property management agreements with affiliates of Fortress to manage our senior living properties. Our property manager is paid management fees equal to 6% of the properties’ gross income (as defined) for the first two years and 7% thereafter. For more information on these agreements, as well as historical amounts earned, see Note 12 to Part II, Item 8, “Financial Statements and Supplementary Data.”

Subprime loan securitization and CDO V	We entered into the securitization of Subprime Portfolios I and II, and also entered into CDO V, which was subsequently deconsolidated, as described under “– Liquidity and Capital Resources.”

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

	Fixed and Determinable Payments Due by Period
Contract	2013	2014-2015	2016-2017	Thereafter	Total

CDO bonds payable (1)	$8,060	$16,119	$16,119	$1,342,889	$1,383,187
Other bonds and notes payable (1)	9,566	19,133	19,133	347,161	394,993
Repurchase agreements (2)	929,435	-	-	-	929,435
Mortgage notes payable (1)	5,154	13,050	43,688	85,550	147,442
Financing of subprime mortgage loans subject to future repurchase (3)	N/A	N/A	N/A	N/A	N/A
Junior subordinated notes payable (1)	3,863	7,726	4,171	87,335	103,095
Interest rate swaps, treated as hedges (4)	-	-	12,175	-	12,175
Non-hedge derivative obligations (5)	19,401	-	-	-	19,401
Management agreement (6)	25,927	51,854	51,854	648,171	777,806
Property management agreements	*	*	*	*	*
Subprime loan securitizations	*	*	*	*	*
CDO V	*	*	*	*	*
Loan servicing agreements	*	*	*	*	*
Trustee agreements	*	*	*	*	*
Total	$1,001,406	$107,882	$147,140	$2,511,106	$3,767,534

* These contracts do not have fixed and determinable payments.

(1)
Includes interest based on rates existing at December 31, 2012 and assuming no prepayments. Obligations that are repayable prior to maturity at the option of Newcastle are reflected at their contractual maturity dates.

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

(4)
These agreements are held within our non-recourse financing structures. The amounts reflected assume that these agreements are terminated at their December 31, 2012 fair value and paid at the contractual maturity of the related interest rate swap agreements.

(5)	The amounts reflected assume that these agreements are terminated at their December 31, 2012 fair value on January 1, 2013.

(6)	Amounts reflect base management fees for the next 30 years assuming no change in gross equity, as defined, from December 31, 2012.

Inflation

Virtually all of our assets and liabilities are financial in nature. As a result, interest rates and other factors affect our performance more so than inflation, although inflation rates can often have a meaningful influence over the direction of interest rates. Furthermore, our financial statements are prepared in accordance with GAAP and our distributions are determined by our board of directors primarily based on our taxable income, and, in each case, our activities and balance sheet are measured with reference to historical cost and/or fair market value without considering inflation. See Part II, Item 7A, "Quantitative and Qualitative Disclosure About Market Risk — Interest Rate Exposure'' below.

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

Set forth below is a reconciliation of core earnings to the most directly comparable GAAP financial measure (in thousands).

	Year Ended December 31,
	2012	2011	2010
Income (loss) applicable to common stockholders	$428,530	$298,939	$657,252
Add (Deduct):
Impairment (reversal)	(5,664)	1,110	(240,858)
Other (income) loss	(279,717)	(180,862)	(282,287)
(Income) loss from discontinued operations	68	11	343
Depreciation and amortization	6,975	12	79
Excess of carrying amount of exchanged preferred stock over fair value of consideration paid	-	-	(43,043)
Core earnings	$150,192	$119,210	$91,486

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

Set forth below is a reconciliation of CAD to the most directly comparable GAAP liquidity measure (in thousands).

	Year Ended December 31,
	2012	2011	2010
Net cash provided by (used in) operating activities	$97,334	$57,031	$48,890
Add (Deduct):
Principal repayments from repurchased CDO debt	42,835	65,912	1,211
Principal repayments from CDO securities	2,014	10,728	-
Principal repayments from non-Agency RMBS	20,729	118	148
Return of capital included above (1)	(45,522)	(51,266)	(698)
Preferred dividends (2)	(5,580)	(5,580)	(7,453)
Cash available for distribution	$111,810	$76,943	$42,098

Other data from the consolidated statements of cash flows:

	Year Ended December 31,
	2012	2011	2010
Net cash provided by (used in) investing activities	$(1,077,154)	$(226,135)	$76,443
Net cash provided by (used in) financing activities	$1,054,362	$292,936	$(160,109)
Net increase (decrease) in cash and cash equivalents	$74,542	$123,832	$(34,776)

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

As of December 31, 2012, a 100 basis point increase in short term interest rates would increase our earnings by approximately $6.3 million per annum, based on the current net floating rate exposure from our investments, financings and interest rate derivatives.

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

As of December 31, 2012, a 100 basis point change in short term interest rates would impact our net book value by approximately $10.7 million, based on the current net fixed rate exposure from our investments and interest rate derivatives.

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

As of December 31, 2012, a 25 basis point movement in credit spreads would impact our net book value by approximately $12.6 million, assuming a static portfolio of current investments and financings, but would not directly affect our earnings or cash flow.

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

We seek to reduce our exposure to prepayment through the structuring of our investments in Excess MSRs. For example, we will seek to enter into “recapture agreements” whereby we will receive a new Excess MSR with respect to a loan that was originated by the servicer and used to repay a loan underlying an Excess MSR that we previously acquired from that same servicer. In lieu of receiving an Excess MSR with respect to the loan used to repay a prior loan, the servicer may supply a similar Excess MSR. We will seek to enter into such recapture agreements in order to protect our returns in the event of a rise in voluntary prepayment rates.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Application of Critical Accounting Policies” for a sensitivity analysis of 10% and 20% changes in key assumptions on the estimated fair value of Excess MSRs

Margin

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

Interest Rate and Credit Spread Risk Sensitive Instruments and Fair Value

Our holdings of such financial instruments, and their fair values and the estimation methodology thereof, are detailed in Note 9 to Part II, Item 8, “Financial Statements and Supplementary Data.” For information regarding the impact of prepayment, reinvestment, and expected loss factors on the timing of realization of our investments, please refer to the consolidated financial statements included therein. For information regarding the impact of changes in these factors on the value of securities valued with internal models, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Application of Critical Accounting Policies.”

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

Item 8.  Financial Statements and Supplementary Data.

Index to Financial Statements:

Report of Independent Registered Public Accounting Firm

Report on Internal Control Over Financial Reporting of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2012 and December 31, 2011

Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010

Notes to Consolidated Financial Statements

All schedules have been omitted because either the required information is included in our consolidated financial statements and notes thereto or it is not applicable.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Newcastle Investment Corp.

We have audited the accompanying consolidated balance sheets of Newcastle Investment Corp. and Subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income and comprehensive income, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Newcastle Investment Corp. and Subsidiaries at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the 2011 consolidated financial statements have been restated to correct for an error in accounting for the deconsolidation of CDO V.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Newcastle Investment Corp. and Subsidiaries' internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
New York, New York
February 28, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Newcastle Investment Corp. and Subsidiaries

We have audited Newcastle Investment Corp. and Subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Newcastle Investment Corp. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the twelve senior housing assets acquired during 2012, which are included in the 2012 consolidated financial statements of Newcastle Investment Corp. and Subsidiaries and constituted approximately $196.7 million and $71.1 million of total and net assets, respectively, as of December 31, 2012 and $18 million and $7.9 million of revenues and net loss, respectively, for the year then ended.  Our audit of internal control over financial reporting of Newcastle Investment Corp. and Subsidiaries also did not include an evaluation of the internal control over financial reporting of the twelve senior housing assets acquired in 2012.

In our opinion, Newcastle Investment Corp. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Newcastle Investment Corp. and Subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2012 of Newcastle Investment Corp. and Subsidiaries and our report dated February 28, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
New York, New York
February 28, 2013

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	December 31,
	2012	2011
Assets
Real estate securities, available-for-sale - Note 4	$1,691,575	$1,731,744
Real estate related loans, held-for-sale, net - Note 5	843,132	813,580
Residential mortgage loans, held-for-investment, net - Note 5	292,461	331,236
Residential mortgage loans, held-for-sale, net - Note 5	2,471	2,687
Investments in excess mortgage serciving rights at fair value - Note 6	245,036	43,971
Subprime mortgage loans subject to call option - Note 5	405,814	404,723
Investments in real estate, net of accumulated depreciation - Note 7	169,473	-
Intangibles, net of accumulated amortization - Note 8	19,086	-
Operating real estate, held-for-sale - Note 7	-	7,741
Other investments	24,907	24,907
Cash and cash equivalents	231,898	157,356
Restricted cash	2,064	105,040
Derivative assets - Note 9	165	1,954
Receivables and other assets	17,230	26,860
Total Assets	$3,945,312	$3,651,799

Liabilities and Stockholders' Equity
Liabilities
CDO bonds payable - Note 10	$1,091,354	$2,403,605
Other bonds and notes payable - Note 10	183,390	200,377
Repurchase agreements - Note 10	929,435	239,740
Mortgage notes payable - Note 10	120,525	-
Financing of subprime mortgage loans subject to call option - Note 5	405,814	404,723
Junior subordinated notes payable - Note 10	51,243	51,248
Derivative liabilities - Note 9	31,576	119,320
Dividends Payable	38,884	16,707
Due to affiliates	3,620	1,659
Purchase price payable on investments in excess mortgage servicing rights	59	3,250
Accrued expenses and other liabilities	16,352	19,081
Total Liabilities	$2,872,252	$3,459,710

Commitments and contingencies - Notes 11, 12 and 13

Stockholders' Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized, 1,347,321 shares of 9.75% Series B Cumulative Redeemable Preferred Stock, 496,000 shares of 8.05% Series C Cumulative Redeemable Preferred Stock, and 620,000 shares of 8.375% Series D Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, issued and outstanding as of December 31, 2012 and 2011	$61,583	$61,583
Common stock, $0.01 par value, 500,000,000 shares authorized, 172,525,645 and 105,181,009 shares issued and outstanding at December 31, 2012 and 2011, respectively	1,725	1,052
Additional paid-in capital	1,710,083	1,275,792
Accumulated deficit - Note 2	(771,095)	(1,073,252)
Accumulated other comprehensive income (loss) - Note 2	70,764	(73,086)
Total Equity	$1,073,060	$192,089

Total Liabilities and Stockholders' Equity	$3,945,312	$3,651,799

Statement continues on the next page.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

The following table presents certain assets of consolidated variable interest entities (VIEs), which are included in the Consolidated Balance Sheets above. The assets in the table below include only those assets that can be used to settle obligations of consolidated VIEs, and are in excess of those obligations. Additionally, the assets in the table below include third-party assets of consolidated VIEs only, and exclude intercompany balances that eliminate in consolidation.

	December 31,
	2012	2011
Assets of consolidated VIEs that can only be used to settle obligations of consolidated VIEs
Real estate securities, available-for-sale	$567,685	$1,479,214
Real estate related loans, held-for-sale, net	813,301	807,214
Residential mortgage loans, held-for-investment, net	292,461	331,236
Subprime mortgage loans subject to call option	405,814	404,723
Investments in real estate, net of accumulated depreciation	6,672	-
Operating real estate, held-for-sale	-	7,741
Other investments	18,883	18,883
Restricted cash	2,064	105,040
Derivative assets	-	1,954
Receivables and other assets	7,535	23,319
Total assets of consolidated VIEs that can only be used to settle obligations of consolidated VIEs	$2,114,415	$3,179,324

The following table presents certain liabilities of consolidated VIEs, which are included in the Consolidated Balance Sheets above. The liabilities in the table below include third-party liabilities of consolidated VIEs only, and exclude intercompany balances that eliminate in consolidation. The liabilities also exclude amounts where creditors or beneficial interest holders have recourse to the general credit of Newcastle.

	December 31,
	2012	2011
Liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of Newcastle
CDO bonds payable	$1,091,354	$2,403,605
Other bonds and notes payable	183,390	200,377
Repurchase agreements	4,244	6,546
Financing of subprime mortgage loans subject to call option	405,814	404,723
Derivative liabilities	31,576	119,320
Accrued expenses and other liabilities	8,365	16,112
Total liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of Newcastle	$1,724,743	$3,150,683

See notes to consolidated financial statements.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 and 2010
(dollars in thousands, except share data)

	Year Ended December 31,
	2012	2011	2010
		(Restated)
Interest income	$310,459	$292,296	$300,272
Interest expense	109,924	138,035	172,219
Net interest income	200,535	154,261	128,053

Impairment (Reversal)
Valuation allowance (reversal) on loans - Note 5	(24,587)	(15,163)	(339,887)
Other-than-temporary impairment on securities- Note 4	19,359	12,955	101,398
Impairment of long-lived assets	-	433	-
Portion of other-than-temporary impairment on securities recognized in other comprehensive income (loss), net of the reversal of other comprehensive loss into net income (loss)	(436)	2,885	(2,369)
	(5,664)	1,110	(240,858)
Net interest income (loss) after impairment/reversal	206,199	153,151	368,911

Other Revenues
Rental income	17,081	1,899	1,708
Care and ancillary income	2,994	-	-
Total other revenues	20,075	1,899	1,708

Other Income (Loss)
Gain (loss) on settlement of investments, net - Note 2	232,897	78,181	52,307
Gain on extinguishment of debt - Note 10	24,085	66,110	265,656
Change in fair value of investments in excess mortgage servicing rights	9,023	367	-
Other income (loss), net - Note 2	13,712	36,204	(35,676)
	279,717	180,862	282,287
Expenses
Loan and security servicing expense	4,260	4,649	4,580
Property operating expenses	12,943	1,110	1,283
General and administrative expense	22,942	7,322	7,707
Management fee to affiliate - Note 12	24,693	18,289	17,252
Depreciation and amortization	6,975	12	79
	71,813	31,382	30,901
Income (loss) from continuing operations	434,178	304,530	622,005
Income (loss) from discontinued operations - Note 8	(68)	(11)	(343)

Net Income (Loss)	434,110	304,519	621,662
Preferred dividends	(5,580)	(5,580)	(7,453)
Excess of carrying amount of exchanged preferred stock over fair value of consideration paid	-	-	43,043
Income (Loss) Applicable To Common Stockholders	$428,530	$298,939	$657,252

Income (Loss) Per Share of Common Stock
Basic	$2.97	$3.65	$10.96
Diluted	$2.94	$3.65	$10.96

Income (loss) from continuing operations per share of common stock, after preferred dividends and excess of carrying amount of exchanged preferred stock over fair value of consideration paid
Basic	$2.97	$3.65	$10.97
Diluted	$2.94	$3.65	$10.97

Income (loss) from discontinued operations per share of common stock
Basic	$-	$-	$(0.01)
Diluted	$-	$-	$(0.01)

Weighted Average Number of Shares of Common Stock Outstanding
Basic	144,146,370	81,983,973	59,948,827
Diluted	145,766,413	81,990,297	59,948,827

Dividends Declared per Share of Common Stock	$0.84	$0.40	$-

See notes to consolidated financial statements.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 and 2010
(dollars in thousands)

	Year Ended December 31,
	2012	2011	2010
		(Restated)
Net income	$434,110	$304,519	$621,662
Other comprehensive income (loss):
Net unrealized gain (loss) on securities	136,527	(4,786)	439,496
Reclassification of net realized (gain) loss on securities into earnings	8,727	(60,503)	43,442
Net unrealized gain (loss) on derivatives designated as cash flow hedges	18,807	15,514	(7,313)
Reclassification of net realized loss on derivatives designated as cash flow hedges into earnings	5,303	12,540	42,786
Other comprehensive income (loss)	169,364	(37,235)	518,411
Total comprehensive income	$603,474	$267,284	$1,140,073

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 and 2010
(dollars in thousands, except share data)

							Accumulated	Total
							Other	Stock-
					Additional		Comp.	holders'
	Preferred Stock		Common Stock		Paid in	Accumulated	Income	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss)	(Deficit)

Stockholders' equity (deficit) - December 31, 2009	6,100,000	$152,500	52,912,513	$529	$1,033,520	$(2,193,383)	$(633,818)	$(1,640,652)
Preferred dividends declared	-	-	-	-	-	(19,484)	-	(19,484)
Exchange of preferred stock for common stock and cash	(3,636,679)	(90,917)	9,091,668	91	31,782	43,043	-	(16,001)
Issuance of common stock to directors	-	-	23,003	-	75	-	-	75
Deconsolidation of CDO VII
Cumulative net loss	-	-	-	-	-	219,175	-	219,175
Unrealized gain on securities	-	-	-	-	-	-	40,715	40,715
Unrealized loss on derivatives designated as cash flow hedges	-	-	-	-	-	-	28,514	28,514
Net income	-	-	-	-	-	621,662	-	621,662
Other comprehensive income	-	-	-	-	-	-	518,411	518,411
Stockholders' equity (deficit) - December 31, 2010	2,463,321	$61,583	62,027,184	$620	$1,065,377	$(1,328,987)	$(46,178)	$(247,585)
Dividends declared	-	-	-	-	-	(48,784)	-	(48,784)
Issuance of common stock	-	-	43,153,825	432	210,415	-	-	210,847
Deconsolidation of CDO V
Unrealized gain on securities	-	-	-	-	-	-	(8,026)	(8,026)
Unrealized loss on derivatives designated as cash flow hedges	-	-	-	-	-	-	18,353	18,353
Net income (Restated)	-	-	-	-	-	304,519	-	304,519
Other comprehensive income (loss)	-	-	-	-	-	-	(37,235)	(37,235)
Stockholders' equity (deficit) - December 31, 2011	2,463,321	$61,583	105,181,009	$1,052	$1,275,792	$(1,073,252)	$(73,086)	$192,089
Dividends declared	-	-	-	-	-	(131,953)	-	(131,953)
Issuance of common stock	-	-	67,344,636	673	434,291	-	-	434,964
Deconsolidation of CDO X
Unrealized gain on securities	-	-	-	-	-	-	(59,881)	(59,881)
Unrealized loss on derivatives	-	-	-	-	-	-	34,367	34,367
designated as cash flow hedges	-	-	-	-	-	-	-	-
Net income	-	-	-	-	-	434,110	-	434,110
Other comprehensive income (loss)	-	-	-	-	-	-	169,364	169,364
Stockholders' equity (deficit) - December 31, 2012	2,463,321	$61,583	172,525,645	$1,725	$1,710,083	$(771,095)	$70,764	$1,073,060

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 and 2010
(dollars in thousands)

	Year Ended December 31,
	2012	2011	2010
		(Restated)
Cash Flows From Operating Activities
Net income (loss)	$434,110	$304,519	$621,662
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities (inclusive of amounts related to discontinued operations):
Depreciation and amortization	7,451	312	262
Accretion of discount and other amortization	(45,582)	(44,786)	(18,982)
Interest income in CDOs redirected for reinvestment or CDO bond paydown	(5,484)	(10,279)	(25,975)
Interest income on investments accrued to principal balance	(22,835)	(19,507)	(12,535)
Interest expense on debt accrued to principal balance	437	728	2,964
Non-cash directors' compensation	280	149	75
Reversal of valuation allowance on loans	(24,587)	(15,163)	(339,887)
Other-than-temporary impairment on securities	18,923	15,840	99,029
Impairment of long-lived assets	-	433	260
Change in fair value of investments in excess mortgage servicing rights	(9,023)	(367)	-
Gain on settlement of investments (net) and real estate held-for-sale	(232,897)	(77,310)	(52,307)
Gain on deconsolidation	-	(45,072)	-
Unrealized loss on non-hedge derivatives and hedge ineffectiveness	(2,547)	11,572	36,564
Gain on extinguishment of debt	(24,085)	(66,110)	(265,656)
Change in:
Restricted cash	2,223	1,161	151
Receivables and other assets	(1,702)	(1,342)	4,577
Due to affiliates	1,961	240	(78)
Accrued expenses and other liabilities	1,259	986	(1,278)
Payment of deferred interest	(568)	-	-
Deferred interest received	-	1,027	44
Net cash provided by (used in) operating activities	97,334	57,031	48,890

Cash Flows From Investing Activities
Principal repayments from repurchased CDO debt	42,835	65,912	1,211
Principal repayments from CDO securities	2,014	10,728	-
Principal repayments from non-Agency RMBS	20,729	118	148
Return of investments in excess mortgage servicing rights	29,167	760	-
Principal repayments from loans and non-CDO securities (excluding non-Agency RMBS)	126,125	82,789	64,533
Purchase of real estate securities	(989,709)	(333,895)	(4,059)
Purchase of real estate loans	(27,226)	-	(6,024)
Proceeds from sale of investments	127,000	3,885	26,022
Acquisition of investments in excess mortgage servicing rights	(221,832)	(40,492)	-
Acquisition of investments in real estate	(185,686)	-	-
Additions to investments in real estate	(296)	-	-
Proceeds from sale of real estate held for sale	-	650	840
Acquisition of servicing rights	-	(2,268)	(100)
Deposits paid on investments	(25,857)	-	-
Return of deposit paid on investments	25,582	-	-
Margin received on derivative instruments	-	-	5,073
Payments on settlement of derivative instruments	-	(14,322)	(11,394)
Distributions of capital from equity method investees	-	-	193
Net cash provided by (used in) investing activities	(1,077,154)	(226,135)	76,443

Continued on next page.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 and 2010
(dollars in thousands)

	Year Ended December 31,
	2012	2011	2010
		(Restated)
Cash Flows From Financing Activities
Repurchases of CDO bonds payable	$(35,748)	$(101,954)	$(72,718)
Issuance of other bonds payable	-	142,736	97,650
Repayments of other bonds payable	(42,443)	(204,151)	(143,678)
Borrowings under repurchase agreements	782,749	321,020	18,914
Repayments of repurchase agreements	(93,054)	(100,012)	(71,491)
Margin deposits under repurchase agreements	(87,895)	(15,754)	(17,370)
Return of margin deposits under repurchase agreements	87,895	15,754	17,370
Borrowings under mortgage notes payable	120,525	-	-
Issuance of common stock	435,821	211,567	-
Costs related to issuance of common stock	(1,083)	(905)	-
Cash consideration paid in exchange for junior subordinated notes	-	-	(9,715)
Cash consideration paid to redeem preferred stock	-	-	(16,001)
Common stock dividends paid	(104,196)	(23,706)	-
Preferred stock dividends paid	(5,580)	(8,371)	(19,484)
Payment of deferred financing costs	(2,385)	(1,581)	(1,677)
Purchase of derivative instruments	(244)	-	-
Restricted cash returned from refinancing activities	-	58,293	58,091
Net cash provided by (used in) financing activities	1,054,362	292,936	(160,109)

Net Increase (Decrease) in Cash and Cash Equivalents	74,542	123,832	(34,776)

Cash and Cash Equivalents, Beginning of Period	157,356	33,524	68,300

Cash and Cash Equivalents, End of Period	$231,898	$157,356	$33,524

Supplemental Disclosure of Cash Flow Information

Cash paid during the period for interest expense	$71,395	$99,096	$125,582

Supplemental Schedule of Non-Cash Investing and Financing Activities
Preferred stock dividends declared but not paid	$930	$930	$-
Common stock dividends declared but not paid	$37,954	$15,777	$-
Re-issuance of other bonds and notes payable to third parties upon deconsolidation of CDO	$29,959	$5,751	$-
Common stock issued to redeem preferred stock	$-	$-	$28,457
Face amount of CDO bonds issued in exchange for previously issued junior subordinated notes of $52,094	$-	$-	$37,625
Loans reclassified as other investments	$-	$-	$24,907
Purchase price payable on investments in excess mortgage servicing rights	$59	$3,250	$-

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011 and 2010
(dollars in tables in thousands, except per share data)

1.	ORGANIZATION

Newcastle Investment Corp. (and its subsidiaries, “Newcastle”) is a Maryland corporation that was formed in 2002. Newcastle conducts its business through the following segments: (i) investments financed with non-recourse collateralized debt obligations (“non-recourse CDOs”), (ii) unlevered investments in deconsolidated Newcastle CDO debt (“unlevered CDOs”), (iii) unlevered investments in excess mortgage servicing rights (“unlevered Excess MSRs”), (iv) investments in senior living assets financed with non-recourse debt (“non-recourse senior living”), (v) investments financed with other non-recourse debt (“non-recourse other”), (vi) investments and debt repurchases financed with recourse debt (“recourse”), (vii) other unlevered investments (“unlevered other”) and (viii) corporate. With respect to the non-recourse CDOs and nonrecourse other segments, subject to the passing of certain periodic coverage tests, Newcastle is generally entitled to receive the net cash flows from these structures on a periodic basis.

The following table presents information on shares of Newcastle’s common stock issued subsequent to its formation:

Year	Shares Issued	Range of Issue Prices (1)	Net Proceeds (millions)
Formation - 2006	45,713,817
2007	7,065,362	$27.75-$31.30	$201.3
2008	9,871	N/A	$0.1
2009	123,463	N/A	$0.1
2010	9,114,671	$3.13	$28.5
2011	43,153,825	$4.55 - $6.00	$210.9
2012	67,344,636	$6.22 - $6.71	$434.9
December 31, 2012	172,525,645
January 2013	57,500,000	$9.35	$526.2
February 2013	23,000,000	$10.48	$237.4

(1)	Exclude prices of shares issued pursuant to the exercise of options and of shares issued to our independent directors. Includes prices of shares issued in exchange for preferred stock.

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

Newcastle is party to a management agreement (the “Management Agreement”) with FIG LLC (the “Manager”), a subsidiary of Fortress Investment Group LLC (“Fortress”), under which the Manager advises Newcastle on various aspects of its business and manages its day-to-day operations, subject to the supervision of Newcastle’s board of directors. For its services, the Manager receives an annual management fee and incentive compensation, both as defined in, and in accordance with the terms of, the Management Agreement. For a further discussion of the Management Agreement, see Note 12.

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

Approximately 4.9 million shares of Newcastle’s common stock were held by Fortress, through its affiliates, and its principals at December 31, 2012.  In addition, Fortress, through its affiliates, held options to purchase approximately 9.7 million shares of Newcastle’s common stock at December 31, 2012.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011 and 2010
(dollars in tables in thousands, except per share data)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL

Basis of Accounting – The accompanying consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles ("GAAP'').  The consolidated financial statements include the accounts of Newcastle and its consolidated subsidiaries.  All significant intercompany transactions and balances have been eliminated. Newcastle consolidates those entities in which it has an investment of 50% or more and has control over significant operating, financial and investing decisions of the entity as well as those entities deemed to be variable interest entities (“VIEs”) in which Newcastle is determined to be the primary beneficiary.  VIEs are defined as entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  A VIE must be consolidated only by its primary beneficiary, which is defined as the party who, along with its affiliates and agents, has a potentially significant interest in the entity and controls such entity’s significant decisions. Newcastle’s CDO subsidiaries and its manufactured housing loan financing structures (Note 10) are special purpose entities which are considered VIEs of which Newcastle is the primary beneficiary (except as noted in Note 10). Therefore, the debt issued by such entities is considered a non-recourse secured borrowing of Newcastle. The subprime securitization trusts (Note 5) are VIEs of which Newcastle is not the primary beneficiary. Therefore, the debt issued by such entities is essentially off balance sheet financing.

For entities over which Newcastle exercises significant influence, but which do not meet the requirements for consolidation, Newcastle uses the equity method of accounting whereby it records its share of the underlying income of such entities.  Newcastle’s investments in equity method investees were not significant at December 31, 2012, 2011 or 2010. Regarding investments in entities over which Newcastle does not meet the requirements for consolidation and does not exercise significant influence, Newcastle records these investments at cost, subject to impairment.

Certain prior period amounts have been reclassified to conform to the current period’s presentation.

Correction of Error - Newcastle has restated its financial results for the year ended December 31, 2011 to correct an error in the accounting for the deconsolidation of CDO V.

The following changes to Newcastle’s previously issued audited consolidated statement of income for the year ended December 31, 2011 have been made: (i) an increase in Other Income (Loss) of $45.1 million (from a loss of $8.9 million to income of $36.2 million); (ii) an increase in Total Other Income of $45.1 million; (iii) an increase in Net Income of $45.1 million (from $259.4 million to $304.5 million); (iv) an increase in Income Applicable to Common Stockholders of $45.1 million (from $253.9 million to $298.9 million) and (v) an increase in basic and diluted earnings per share of $0.56 (from $3.09 to $3.65).  The increase to Net Income also has the effect of (i) increasing Total Comprehensive Income by $45.1 million (from $222.2 million to $267.3 million) in the consolidated statement of comprehensive income; (ii) removing the previously reported line item Deconsolidation of CDO V – Cumulative Net Loss in the consolidated statement of stockholders’ equity and (iii) adding a line item for Gain on Deconsolidation in the consolidated statement of cash flows.

The correction had no impact on the consolidated balance sheet as of December 31, 2011. This gain is non-cash in nature, and the correction had no impact on reported net cash from operating, investing or financing activities on the consolidated statement of cash flows. In addition, the correction had no impact on the consolidated financial statements for any prior or subsequent periods.

The error resulted from an incorrect application of Accounting Codification Standard Topic 810 "Consolidation" ("ASC 810") in recording the deconsolidation of CDO V. ASC 810 requires, when a variable interest entity is deconsolidated, the difference between the carrying amount of the noncontrolling interest in the former subsidiary and the carrying amount of the former subsidiary’s assets and liabilities to be recognized in net income. However, in recording the deconsolidation of CDO V, Newcastle recorded the $45.1 million difference between the carrying amount of its noncontrolling interest in CDO V and the carrying amount of CDO V’s assets and liabilities as a direct increase to stockholders’ equity.

All financial information included in the notes to the consolidated financial statements impacted by the adjustments has been revised as applicable.

Change in Presentation – Newcastle has changed the format of its consolidated balance sheets for all periods presented to combine the non-recourse VIE financing structures and recourse financing structures, mortgaged real estate and unlevered assets.  This change in format did not have any effect on any of the reported line items within the balance sheets, other than presenting the combined assets and combined liabilities for each of the respective line items previously presented under the non-recourse VIE financing structures and recourse financing structures, mortgaged real estate and unlevered assets.

Additionally, Newcastle reclassified the operating results relating to certain properties in Beavercreek, Ohio as part of income from continuing operations for the year ended December 31, 2012 and the accompanying comparative income statements for the years ended December 31, 2011 and December 31, 2010.  As of December 31, 2012, the above properties were classified as held for use based on the decision not to proceed with the planned disposition.  See Note 7.

Risks and Uncertainties — In the normal course of business, Newcastle encounters primarily two significant types of economic risk: credit and market. Credit risk is the risk of default on Newcastle’s investments in securities, loans, Excess MSRs, derivatives and leases that results from a borrower's, derivative counterparty's or lessee's inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of investments in securities, loans and derivatives or in real estate due to changes in interest rates, spreads or other market factors, including the value of the collateral underlying loans and securities and the valuation of real estate held by Newcastle.  Management believes that the carrying values of its investments are reasonable taking into consideration these risks along with estimated prepayments, financings, collateral values, payment histories, and other borrower information.

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

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011 and 2010
(dollars in tables in thousands, except per share data)

The following table summarizes Newcastle’s accumulated other comprehensive income:

	December 31,
	2012	2011
Net unrealized gains (losses) on securities	$82,788	$(2,585)
Net unrealized gains (losses) on derivatives designated as cash flow hedges	(12,024)	(70,501)
Accumulated other comprehensive income (loss)	$70,764	$(73,086)

REVENUE RECOGNITION

Real Estate Securities and Loans Receivable — Newcastle invests in securities, including commercial mortgage backed securities, senior unsecured debt issued by property REITs, real estate related asset backed securities and FNMA/FHLMC securities.  Newcastle also invests in loans, including real estate related loans, commercial mortgage loans, residential mortgage loans, manufactured housing loans and subprime mortgage loans.  Newcastle determines at acquisition whether loans will be aggregated into pools based on common risk characteristics (credit quality, loan type, and date of origination or acquisition); loans aggregated into pools are accounted for as if each pool were a single loan.  Loans receivable are presented in the consolidated balance sheet net of any unamortized discount (or gross of any unamortized premium) and an allowance for loan losses. Discounts or premiums are accreted into interest income on an effective yield or “interest” method, based upon a comparison of actual and expected cash flows, through the expected maturity date of the security or loan.  Depending on the nature of the investment, changes to expected cash flows may result in a prospective change to yield or a retrospective change which would include a catch up adjustment.  For loans acquired at a discount for credit quality, the difference between contractual cash flows and expected cash flows at acquisition is not accreted (non-accretable difference). Newcastle discontinues the accretion of discounts and amortization of premium on loans if they are reclassified from held for investment to held for sale. Interest income with respect to non-discounted securities or loans is recognized on an accrual basis. Deferred fees and costs, if any, are recognized as a reduction to the interest income over the terms of the securities or loans using the interest method. Upon settlement of securities and loans, the excess (or deficiency) of net proceeds over the net carrying value of such security or loan is recognized as a gain (or loss) in the period of settlement. Interest income includes prepayment penalties received of $2.7 million and $7.2 million in 2012 and 2010, respectively. No prepayments penalties were received in 2011.

Investments in Excess Mortgage Servicing Rights (“Excess MSRs”) – Excess MSRs are aggregated into pools as applicable; each pool of Excess MSRs is accounted for in the aggregate. Interest income for Excess MSRs is accreted into interest income on an effective yield or “interest” method, based upon the expected excess mortgage servicing amount through the expected life of the underlying mortgages. Changes to expected cash flows result in a cumulative retrospective adjustment, which will be recorded in the period in which the change in expected cash flows occurs. Under the retrospective method, the interest income recognized for a reporting period would be measured as the difference between the amortized cost basis at the end of the period and the amortized cost basis at the beginning of the period, plus any cash received during the period. The amortized cost basis is calculated as the present value of estimated future cash flows using an effective yield, which is the yield that equates all past actual and current estimated future cash flows to the initial investment. In addition, NIC MSR’s policy is to recognize interest income only on its Excess MSRs in existing eligible underlying mortgages. The difference between the fair value of Excess MSRs and their amortized cost basis is recorded as “Change in fair value of investments in excess mortgage servicing rights.”  Fair value is generally determined by discounting the expected future cash flows using discount rates that incorporate the market risks and liquidity premium specific to the Excess MSRs, and therefore may differ from their effective yields.

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

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011 and 2010
(dollars in tables in thousands, except per share data)

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

Rental Income, Care and Ancillary Income - Newcastle records rental revenue, care and ancillary income as they become due as provided for in the leases.

Gain (Loss) on Settlement of Investments, Net and Other Income (Loss), Net – These items are comprised of the following:

	Year-Ended December 31,
	2012	2011	2010
Gain (loss) on settlement of investments, net
Gain on settlement of real estate securities	$14,629	$81,434	$64,778
Loss on settlement of real estate securities	(4,433)	(5,091)	(9,192)
Gain on sale of CDO X interests	224,317	-	-
Gain on repayment/disposition of loans held for sale	-	1,838	-
Loss on repayment/disposition of loans held for sale	(1,614)	-	-
Realized gain (loss) of termination of derivative instruments	-	-	(3,279)
Loss on disposal of long-lived assets	(2)
	$232,897	$78,181	$52,307
Other income (loss), net
Gain (loss) on non-hedge derivative instruments	$9,101	$3,284	$(1,240)
Unrealized gain (loss) recognized upon de-designation of hedges	(7,036)	(13,939)	(35,905)
Hedge ineffectiveness	483	(917)	580
Gain on deconsolidation	-	45,072	-
Equity in earnings of equity method investees	-	272	94
Collateral management fee income, net	1,786	2,432	475
Breakup fee	8,400	-	-
Other income (loss)	978	-	320
	$13,712	$36,204	$(35,676)

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011 and 2010
(dollars in tables in thousands, except per share data)

Reclassification From Accumulated Other Comprehensive Income Into Net Income - The following table summarizes the amounts reclassified out of accumulated other comprehensive income into net income:

Accumulated Other Comprehensive	Income Statement	Year Ended
Income Components	Location	December 31, 2012
Net realized gain (loss) on securities
Impairment	Other-than-temporary impairment on securities, net of portion of other-than-temporary impairment on securities recognized in other compprehensive income	$(18,923)
Gain on settlement of real estate securities	Gain (loss) on settlement of investments, net	14,629
Loss on settlement of real estate securities	Gain (loss) on settlement of investments, net	(4,433)
		$(8,727)

Net realized gain (loss) on derivatives designated as cash flow hedges
Gain (loss) recognized upon de-designation	Other income (loss)	$(7,036)
Hedge ineffectiveness	Other income (loss)	483
Amortization of deferred gain (loss)	Interest expense	1,250
Gain (loss) of termination of derivative instruments	Gain (loss) on settlement of investments, net	-
		$(5,303)

Total reclassifications		$(14,030)

EXPENSE RECOGNITION

Interest Expense — Newcastle finances its investments using both fixed and floating rate debt, including securitizations, loans, repurchase agreements, and other financing vehicles.  Certain of this debt have been issued at discounts.  Discounts are accreted into interest expense on the effective yield or “interest” method, based upon a comparison of actual and expected cash flows, through the expected maturity date of the financing.

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
DECEMBER 31, 2012, 2011 and 2010
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

Newcastle has designated certain of its hedge derivatives, and in some cases re-designated all or a portion thereof as hedges.  As a result of these designations, in the cases where the originally hedged items were still owned by Newcastle, the unrealized gain or loss was recorded in OCI as a deferred hedge gain or loss and is being amortized over the life of the hedged item.

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

Management Fees to Affiliate — These represent amounts due to the Manager and Senior Living Managers pursuant to the Management Agreement and Senior Living Management Agreements.  For further information on the Management Agreement, see Note 12.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011 and 2010
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

Investment in Loans —  Loans receivable are presented net of any unamortized discount (or gross of any unamortized premium), including any fees received, and an allowance for loan losses. Loans which Newcastle does not have the intent or the ability to hold into the foreseeable future are considered held-for-sale and are carried at the lower of amortized average cost or market value.

Investments in Excess Mortgage Servicing Rights (Excess MSRs) – Upon acquisition, Newcastle has elected to record each of such investments at fair value.  Newcastle elected to record its investments in Excess MSRs at fair value in order to provide users of the financial statements with better information regarding the effects of prepayment risk and other market factors on the Excess MSRs. Under this election, Newcastle records a valuation adjustment on its Excess MSRs investments on a quarterly basis to recognize the changes in fair value in net income as described in Revenue Recognition –Investments in Excess Mortgage Servicing Rights above.  As of December 31, 2012, all Excess MSRs investments are classified as held-for-investment as Newcastle has the intent and ability to hold the investments for the foreseeable future.

Purchase Accounting - In determining the allocation of the purchase price between net tangible and identified intangible assets acquired and liabilities assumed, management made estimates of the fair value of the tangible and intangible assets and liabilities using information obtained as a result of pre-acquisition due diligence, marketing, leasing activities, and independent appraisals.  The fair value of the tangible assets acquired is determined by valuing the property as if it were vacant. Management allocated the purchase price to net tangible and identified intangible assets acquired and liabilities assumed based on their fair values. The determination of fair value involved the use of significant judgment and estimation.

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

Intangibles - Resident lease intangibles reflect the fair value of in-place resident leases at acquisition.  Newcastle estimates the fair value of in-place leases as (i) the present value of the estimated rents that would have been forgone, offset by variable costs that would have otherwise been incurred during a reasonable lease-up period, as if the acquired units were vacant, and (ii) the estimated absorption costs, such as additional marketing costs that would have been incurred during the lease-up period. The acquisition fair value of the in-place resident lease intangibles is amortized over the average length of stay of the residents at the senior living facilities on a straight-line basis, which management estimates to be 24 months for an assisted living/memory care facility and 33 months for an independent living facility.

Non-compete intangibles reflect the fair value of non-compete agreements at acquisition.  Newcastle estimates the fair value of non-compete intangibles as the sum of (i) the present value of the consulting services during the non-compete period and (ii) the difference between (a) the present value of the net operating income with the non-compete agreements in place and (b) the present value of the net operating income, as if the non-compete agreements were not in place. The acquisition fair value of the non-compete intangibles is amortized over the non-compete period on a straight-line basis, which is 5 years in connection with the November 2012 acquisition.

Newcastle will periodically assess the carrying value of the intangibles to determine if facts and circumstances exist that would suggest that the intangible assets might be impaired or that the useful lives should be modified. In the event an impairment in value occurs and we believe that the carrying amount will not be recovered, a provision will be recorded to reduce the carrying basis of the intangibles to their estimated fair value.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011 and 2010
(dollars in tables in thousands, except per share data)

Cash and Cash Equivalents and Restricted Cash —  Newcastle considers all highly liquid short term investments with maturities of 90 days or less when purchased to be cash equivalents.  Substantially all amounts on deposit with major financial institutions exceed insured limits.  Restricted cash consisted of:

	December 31,
	2012	2011
Held in CDOs pending reinvestment	$-	$94,781
CDO bond sinking funds	1,254	1,897
CDO trustee accounts	810	1,812
Derivative margin accounts	-	6,550
	$2,064	$105,040

Supplemental non-cash investing and financing activities relating to CDOs are disclosed below:

	Year Ended December 31,
	2012	2011	2010
Restricted cash generated from sale of securities	$56,629	$336,911	$249,549
Restricted cash generated from sale of real estate related loans	$-	$125,141	$53,020
Restricted cash generated from paydowns on securities and loans	$274,832	$546,752	$511,276
Restricted cash used for purchases of real estate securities	$143,184	$427,826	$368,893
Restricted cash used for purchases of real estate related loans	$91,481	$384,850	$107,708
Restricted cash used for repayments of CDO bonds payable	$166,845	$101,687	$202,037
Restricted cash used for repurchases of CDO bonds payable and other bonds payable	$-	$3,213	$143,046
Restricted cash used for purchases of derivative instruments	$408	$-	$5,187
Restricted cash generated from margin collateral received	$-	$6,550	$-
Restricted cash used to return margin collateral	$6,550	$-	$-

CDO deconsolidation:
Real estate securities	$1,033,016	$262,617	$-
Restricted cash	$51,522	$37,988	$-
Derivative liabilities	$57,343	$20,257	$-
CDO bonds payable	$1,110,694	$336,046	$-

Stock Options — The fair value of the options issued as compensation to the Manager for its successful efforts in raising capital for Newcastle was recorded as an increase in stockholders’ equity with an offsetting reduction of capital proceeds received.  Options granted to Newcastle’s directors were accounted for using the fair value method.

Preferred Stock — Newcastle’s accounting policy for its preferred stock is described in Note 11.

Accretion of Discount and Other Amortization — As reflected on the Consolidated Statements of Cash Flows, this item is comprised of the following:

	2012	2011	2010
Accretion of net discount on securities and loans	$(48,608)	$(45,387)	$(26,934)
Amortization of net discount on debt obligations	1,525	(823)	338
Amortization of deferred financing costs and interest rate cap premiums	2,751	3,740	3,432
Amortization of net deferred hedge (gains) and losses - debt	(1,250)	(2,316)	4,182
	$(45,582)	$(44,786)	$(18,982)

Securitization of Subprime Mortgage Loans —  Newcastle’s accounting policy for its securitization of subprime mortgage loans is disclosed in Note 5.

Recent Accounting Pronouncements —  In May 2011, the FASB issued new guidance regarding the measurement and disclosure of fair value, which became effective for Newcastle on January 1, 2012. The adoption of this guidance did not have a material impact on Newcastle’s financial position, liquidity or results of operations.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011 and 2010
(dollars in tables in thousands, except per share data)

In February 2013, the FASB issued new guidance regarding the reporting of reclassifications out of accumulated other comprehensive income. The new guidance does not change current requirements for reporting net income or other comprehensive income in financial statements.  However, it requires companies to present the effects on the line items of net income of significant amounts reclassified out of accumulated OCI if the item reclassified is required to be reclassified to net income in its entirety during the same reporting period. Presentation should occur either on the face of the income statement where net income is presented, or in the notes to the financial statement. Newcastle has early adopted this accounting standard and opted to present this information in a note to the financial statements.

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

The corporate segment consists primarily of interest income on short term investments, general and administrative expenses, interest expense on the junior subordinated notes payable (Note 10) and management fees pursuant to the Management Agreement (Note 12).

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011 and 2010
(dollars in tables in thousands, except per share data)

Summary financial data on Newcastle’s segments is given below, together with reconciliation to the same data for Newcastle as a whole:

	Non-Recourse CDOs (A)	Unlevered CDOs (B)	Unlevered Excess MSRs	Non-Recourse Senior Living	Non-Recourse Other (A)(C)	Recourse (D)	Unlevered Other (E)	Corporate	Inter-segment Elimination (F)	Total
Year Ended December 31, 2012
Interest income	$196,517	$490	$27,508	$-	$72,343	$8,984	$10,491	$170	$(6,044)	$310,459
Interest expense	56,607	-	-	1,688	51,278	2,582	-	3,813	(6,044)	109,924
Net interest income (expense)	139,910	490	27,508	(1,688)	21,065	6,402	10,491	(3,643)	-	200,535
Impairment (reversal)	(7,381)	-	-	-	4,119	-	(2,402)	-	-	(5,664)
Other revenues	-	-	-	18,026	2,049	-	-	-	-	20,075
Other income (loss)	259,688	337	17,423	(82)	930	-	1,421	-	-	279,717
Property operating expenses	-	-	-	11,539	1,404	-	-	-	-	12,943
Depreciation and amortization	-	-	-	5,784	1,191	-	-	-	-	6,975
Other operating expenses	915	1	5,695	6,846	3,314	-	45	35,079	-	51,895
Income (loss) from continuing operations	406,064	826	39,236	(7,913)	14,016	6,402	14,269	(38,722)	-	434,178
Income (loss) from discontinued operations	-	-	-	-	-	-	(68)	-	-	(68)
Net income (loss)	406,064	826	39,236	(7,913)	14,016	6,402	14,201	(38,722)	-	434,110
Preferred dividends	-	-	-	-	-	-	-	(5,580)	-	(5,580)

Income (loss) applicable to common stockholders	$406,064	$826	$39,236	$(7,913)	$14,016	$6,402	$14,201	$(44,302)	$-	$428,530

December 31, 2012
Investments	$1,411,731	$5,998	$245,036	$181,887	$755,421	$1,049,029	$107,189	$-	$(62,336)	$3,693,955
Cash and restricted cash	2,064	-	-	9,720	-	-	-	222,178	-	233,962
Derivative assets	-	-	-	165	-	-	-	-	-	165
Other assets	7,422	7	33	4,946	113	2,740	1,924	202	(157)	17,230
Total assets	1,421,217	6,005	245,069	196,718	755,534	1,051,769	109,113	222,380	(62,493)	3,945,312
Debt	(1,095,598)	-	-	(120,525)	(651,540)	(925,191)	-	(51,243)	62,336	(2,781,761)
Derivative liabilities	(31,576)	-	-	-	-	-	-	-	-	(31,576)
Other liabilities	(5,681)	-	(406)	(5,084)	(2,684)	(171)	(77)	(44,969)	157	(58,915)
Total liabilities	(1,132,855)	-	(406)	(125,609)	(654,224)	(925,362)	(77)	(96,212)	62,493	(2,872,252)
Preferred stock	-	-	-	-	-	-	-	(61,583)	-	(61,583)
GAAP book value	$288,362	$6,005	$244,663	$71,109	$101,310	$126,407	$109,036	$64,585	$-	$1,011,477

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011 and 2010
(dollars in tables in thousands, except per share data)

	Non-Recourse CDOs (A)	Unlevered CDOs (B)	Unlevered Excess MSRs	Non-Recourse Senior Living	Non-Recourse Other (A)(C)	Recourse (D)	Unlevered Other (E)	Corporate	Inter-segment Elimination (F)	Total
Year Ended December 31, 2011
Interest income	$218,131	$344	$1,260	$-	$73,364	$2,234	$2,636	$167	$(5,840)	$292,296
Interest expense	86,110	-	-	-	53,252	693	5	3,815	(5,840)	138,035
Net interest income (expense)	132,021	344	1,260	-	20,112	1,541	2,631	(3,648)	-	154,261
Impairment (reversal)	(3,876)	-	-	-	8,469	-	(3,483)	-	-	1,110
Other revenues	-	-	-	-	1,899	-	-	-	-	1,899
Other income (loss)	171,963	3,739	367	-	2,561	-	2,232	-	-	180,862
Property operating expenses	-	-	-	-	1,110	-	-	-	-	1,110
Depreciation and amortization	-	-	-	-	12	-	-	-	-	12
Other operating expenses	1,058	-	1,055	-	3,603	-	19	24,525	-	30,260
Income (loss) from continuing operations	306,802	4,083	572	-	11,378	1,541	8,327	(28,173)	-	304,530
Income (loss) from discontinued operations	-	-	-	-	46	-	(57)	-	-	(11)
Net income (loss)	306,802	4,083	572	-	11,424	1,541	8,270	(28,173)	-	304,519
Preferred dividends	-	-	-	-	-	-	-	(5,580)	-	(5,580)
Income (loss) applicable to common stockholders	$306,802	$4,083	$572	$-	$11,424	$1,541	$8,270	$(33,753)	$-	$298,939

December 31, 2011
Investments	$2,408,252	$3,940	$43,971	$-	$783,777	$244,916	$18,751	$-	$(143,018)	$3,360,589
Cash and restricted cash	105,040	-	-	-	-	-	9	157,347	-	262,396
Derivative assets	1,954	-	-	-	-	-	-	-	-	1,954
Other assets	23,203	8	-	-	116	593	2,085	1,208	(353)	26,860
Total assets	2,538,449	3,948	43,971	-	783,893	245,509	20,845	158,555	(143,371)	3,651,799
Debt	(2,410,151)	-	-	-	(748,118)	(233,194)	-	(51,248)	143,018	(3,299,693)
Derivative liabilities	(119,320)	-	-	-	-	-	-	-	-	(119,320)
Other liabilities	(12,705)	-	(4,186)	-	(3,407)	(23)	(49)	(20,680)	353	(40,697)
Total liabilities	(2,542,176)	-	(4,186)	-	(751,525)	(233,217)	(49)	(71,928)	143,371	(3,459,710)
Preferred stock	-	-	-	-	-	-	-	(61,583)	-	(61,583)
GAAP book value	$(3,727)	$3,948	$39,785	$-	$32,368	$12,292	$20,796	$25,044	$-	$130,506

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011 and 2010
(dollars in tables in thousands, except per share data)

	Non-Recourse CDOs (A)	Unlevered CDOs (B)	Unlevered Excess MSRs	Non-Recourse Senior Living	Non-Recourse Other (A)(C)	Recourse	Unlevered Other (E)	Corporate	Inter-segment Elimination (F)	Total
Year Ended December 31, 2010
Interest income	$226,717	$-	$-	$-	$72,773	$976	$1,653	$68	$(1,915)	$300,272
Interest expense	108,437	-	-	-	60,705	656	356	3,980	(1,915)	172,219
Net interest income (expense)	118,280	-	-	-	12,068	320	1,297	(3,912)	-	128,053
Impairment, net of the reversal of prior valuation allowances on loans	(173,223)	16	-	-	(38,561)	(60)	(29,030)	-	-	(240,858)
Other revenues	-	-	-	-	1,708	-	-	-	-	1,708
Other income (loss)	289,158	475	-	-	(5,491)	(663)	(1,269)	77	-	282,287
Property operating expenses	-	-	-	-	1,283	-	-	-	-	1,283
Depreciation and amortization	-	-	-	-	79	-	-	-	-	79
Other operating expenses	1,483	-	-	-	3,160	4	(197)	25,089	-	29,539
Income (loss) from continuing operations	579,178	459	-	-	42,324	(287)	29,255	(28,924)	-	622,005
Income (loss) from discontinued operations	-	-	-	-	(536)	-	193	-	-	(343)
Net income (loss)	579,178	459	-	-	41,788	(287)	29,448	(28,924)	-	621,662
Preferred dividends	-	-	-	-	-	-	-	(7,453)	-	(7,453)
Excess of carrying amount of exchanged preferred stock over fair value of consideration paid	-	-	-	-	-	-	-	43,043	-	43,043
Income (loss) applicable to common stockholders	$579,178	$459	$-	$-	$41,788	$(287)	$29,448	$6,666	$-	$657,252

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

(B)	Represents unlevered investments in CDO securities issued by Newcastle. These CDOs have been deconsolidated as Newcastle does not have the power to direct the relevant activities of the CDOs.
(C)	The following table summarizes the investments and debt in the other non-recourse segment:

	December 31, 2012				December 31, 2011
	Investments		Debt		Investments		Debt
	Outstanding	Carrying	Outstanding	Carrying	Outstanding	Carrying	Outstanding	Carrying
	Face Amount	Value	Face Amount*	Value*	Face Amount	Value	Face Amount*	Value*
Manufactured housing loan portfolio I	$118,746	$100,124	$90,551	$81,963	$135,209	$112,316	$107,032	$97,631
Manufactured housing loan portfolio II	153,193	150,123	117,907	117,191	178,603	175,120	143,869	142,589
Residential mortgage loans	52,352	38,709	-	-	56,377	40,380	54,842	53,771
Subprime mortgage loans subject to call options	406,217	405,814	406,217	405,814	406,217	404,723	406,217	404,723
Real estate securities	63,505	53,979	44,585	40,572	67,965	43,497	47,697	43,404
Operating real estate	N/A	6,672	6,000	6,000	N/A	7,741	6,000	6,000
	$794,013	$755,421	$665,260	$651,540	$844,371	$783,777	$765,657	$748,118

*
As of December 31, 2012 and December 31, 2011, aggregate face amounts of $71.1  million and $157.0 million (carrying values of $62.3 million and $143.0 million), respectively, of debt represents financing provided by the CDO segment (and included as investments in the CDO segment), which is eliminated upon consolidation.

(D)
The $925.2 million of recourse debt is comprised of (i) a $772.9 million repurchase agreement secured by $820.5 million carrying value of FNMA/FHLMC securities, (ii) a $1.4 million repurchase agreement secured by $21.0 million face amount of senior notes issued by Newcastle CDO VI, which was repurchased by Newcastle and is eliminated in consolidation and (iii) a $150.9 million repurchase agreement secured by $228.5 million carrying value of non-agency residential mortgage backed securities (“RMBS”).

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011 and 2010
(dollars in tables in thousands, except per share data)

(E)	The following table summarizes the investments in the unlevered other segment:

	December 31, 2012			December 31, 2011
	Outstanding Face Amount	Carrying Value	Number of Investments	Outstanding Face Amount	Carrying Value	Number of Investments
Real estate securities*	$229,299	$68,863	38	$141,903	$3,674	21
Real estate related loans	80,298	29,831	2	24,543	6,366	1
Residential mortgage loans	3,645	2,471	130	5,227	2,687	170
Other investments	N/A	6,024	1	N/A	6,024	1
	$313,242	$107,189	171	$171,673	$18,751	193

* During the year ended December 31, 2012, Newcastle purchased 17 non-agency RMBS with an aggregate face amount of $90.9 million for an aggregate purchase price of approximately $61.7 million, or an average price of 67.9% of par. As of December 31, 2012, these securities had an aggregate face amount of $89.3 million and a carrying value of $61.3 million.

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

In addition, Newcastle’s investments in CMBS, CDO securities and loans may be deemed to be variable interests in VIEs, depending on their structure. Newcastle monitors these investments and analyzes the potential need to consolidate the related securitization entities pursuant to the VIE consolidation requirements. These analyses require considerable judgment in determining whether an entity is a VIE and determining the primary beneficiary of a VIE since they involve subjective determinations of significance, with respect to both power and economics. The result could be the consolidation of an entity that otherwise would not have been consolidated or the de-consolidation of an entity that otherwise would have been consolidated.

As of December 31, 2012, Newcastle has not consolidated these potential VIEs. This determination is based, in part, on the assessment that Newcastle does not have the power to direct the activities that most significantly impact the economic performance of these entities, such as if Newcastle owned a majority of the currently controlling class. In addition, Newcastle is not obligated to provide, and has not provided, any financial support to these entities.

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

On June 17, 2011, Newcastle deconsolidated a non-recourse financing structure, CDO V. Newcastle determined that it does not currently have the power to direct the relevant activities of CDO V as an event of default had occurred and Newcastle may be removed as the collateral manager by a single party. The deconsolidation has reduced Newcastle’s gross assets by $301.6 million, reduced liabilities by $357.0 million, resulted in a gain on deconsolidation of $45.1 million and decreased accumulated other comprehensive loss by $10.3 million. The deconsolidation also reduced revenues and expenses from June 17, 2011 onwards, but its impact was not material to net income applicable to common stockholders.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011 and 2010
(dollars in tables in thousands, except per share data)

On September 12, 2012, Newcastle deconsolidated CDO X subsequent to the completion of the sale of 100% of its interests in CDO X to the sole owner of the senior notes and another third party. The sale and resulting deconsolidation has reduced Newcastle’s gross assets by $1.1 billion, reduced liabilities by $1.2 billion, decreased other comprehensive income by $25.5 million and resulted in a gain on sale of $224.3 million. As of December 31, 2012, Newcastle had no continuing involvement with CDO X as it had been liquidated.

Newcastle has interests in the following unconsolidated VIE at December 31, 2012, in addition to the subprime securitizations which are described in Note 5:

Entity	Gross Assets (A)	Debt (B)	Carrying Value of Newcastle's Investment (C)
CDO V	$264,246	$280,503	$5,998

(A)	Face amount.
(B)	Includes $42.7 million face amount of debt owned by Newcastle with a carrying value of $6.0 million at December 31, 2012.
(C)	This amount represents Newcastle’s maximum exposure to loss from this entity, which was its fair value at December 31, 2012, related to $18.8 million face amount of CDO V Class I, III and IV-FL notes.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011 and 2010
(dollars in tables in thousands, except per share data)

4.      REAL ESTATE SECURITIES

The following is a summary of Newcastle’s real estate securities at December 31, 2012 and 2011, all of which are classified as available for sale and are, therefore, reported at fair value with changes in fair value recorded in other comprehensive income, except for securities that are other-than-temporarily impaired.

		Amortized Cost Basis			Gross Unrealized				Weighted Average
Asset Type	Outstanding Face Amount	Before Impairment	Other-Than-Temporary-Impairment (A)	After Impairment	Gains	Losses	Carrying Value (B)	Number of Securities	Rating (C)	Coupon	Yield	Maturity (Years) (D)	Principal Subordination (E)
December 31, 2012
CMBS-Conduit	$340,978	$315,554	$(98,481)	$217,073	$47,776	$(10,081)	$254,768	53	BB-	5.55%	10.81%	3.3	9.8%
CMBS- Single Borrower	125,123	123,638	(12,364)	111,274	4,482	(3,002)	112,754	22	BB	4.89%	5.92%	2.9	9.2%
CMBS-Large Loan	8,891	8,619	-	8,619	250	-	8,869	1	BBB-	6.08%	12.41%	0.6	4.8%
REIT Debt	62,700	62,069	-	62,069	4,105	-	66,174	10	BBB-	5.72%	5.89%	1.8	N/A
ABS-Subprime (F)	558,215	390,509	(68,708)	321,801	34,565	(391)	355,975	69	CC	0.76%	7.50%	6.4	13.3%
ABS-Franchise	10,098	9,386	(7,839)	1,547	237	(309)	1,475	3	CCC-	5.93%	3.40%	4.7	3.0%
FNMA/FHLMC	768,619	818,866	-	818,866	3,860	(2,191)	820,535	58	AAA	3.05%	1.40%	3.5	N/A
CDO (G)	203,477	82,399	(14,861)	67,538	3,487	-	71,025	13	BB	2.83%	7.07%	1.6	20.9%
Total/Average (H)	$2,078,101	$1,811,040	$(202,253)	$1,608,787	$98,762	$(15,974)	$1,691,575	229	BBB-	3.04%	4.69%	4.0

December 31, 2011
CMBS-Conduit	$1,344,819	$1,143,910	$(202,164)	$941,746	$91,583	$(76,424)	$956,905	169	BB+	5.61%	11.03%	4.2	10.8%
CMBS- Single Borrower	186,088	180,874	(12,364)	168,510	3,121	(14,366)	157,265	33	BB	5.05%	6.25%	3.6	6.7%
CMBS-Large Loan	14,970	14,190	-	14,190	519	(61)	14,648	2	BBB+	5.15%	8.89%	1.2	7.5%
REIT Debt	137,393	136,704	(773)	135,931	5,060	(5,695)	135,296	20	BB+	5.83%	5.72%	2.4	N/A
ABS-Subprime	246,014	209,838	(86,815)	123,023	14,481	(8,882)	128,622	63	B	1.22%	10.16%	6.9	32.5%
ABS-Manufactured Housing	30,232	29,454	-	29,454	1,247	(154)	30,547	7	BBB+	6.61%	7.54%	4.2	41.6%
ABS-Franchise	23,115	21,598	(11,133)	10,465	215	(3,120)	7,560	7	BB+	3.58%	4.56%	11.0	21.9%
FNMA/FHLMC	232,355	243,385	-	243,385	1,715	(185)	244,915	31	AAA	2.37%	1.63%	4.6	N/A
CDO	206,150	82,486	(14,861)	67,625	149	(11,788)	55,986	13	CCC+	3.03%	8.05%	1.5	21.4%
Total/Average (H)	$2,421,136	2,062,439	(328,110)	1,734,329	118,090	(120,675)	1,731,744	345	BB+	4.60%	8.54%	4.2

(A)
Represents the cumulative impairment against amortized cost basis recorded through earnings, net of the effect of the cumulative adjustment as a result of the adoption of new accounting guidance on impairment in 2009.

(B)	See Note 9 regarding the estimation of fair value, which is equal to carrying value for all securities.
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
(F)
Includes (i) the retained bonds with a face amount of $4.0 million and a carrying value of $1.3 million from Securitization Trust 2006 (Note 5) and (ii) $456.0 million non-agency RMBS purchased during the year ended December 31, 2012 with an aggregate face amount of $433.5 million and a carrying value of $289.8 million as of December 31, 2012.

(G)
Includes two CDO bonds issued by a third party with a carrying value of $61.2 million, four CDO bonds issued by CDO V (which has been deconsolidated and held as an investment by Newcastle) with a carrying value of $6.0 million and seven CDO bonds issued by C-BASS with a carrying value of $3.9 million.

(H)
As of December 31, 2012 and 2011, the total outstanding face amount of fixed rate securities was $0.5 billion and $1.7 billion, respectively, and of floating rate securities was $1.5 billion and $0.7 billion, respectively.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011 and 2010
(dollars in tables in thousands, except per share data)

Unrealized losses that are considered other-than-temporary are recognized currently in earnings. During the years ended December 31, 2012, 2011 and 2010, Newcastle recorded other-than-temporary impairment charges (“OTTI”) of $19.3 million, $12.9 million and $101.4 million, respectively, with respect to real estate securities (gross of $0.4 million, ($2.9) million and $2.4 million of other-than-temporary impartment recognized (reversed) in Other Comprehensive Income in 2012, 2011 and 2010, respectively). Based on management’s analysis of these securities, the performance of the underlying loans and changes in market factors, Newcastle noted adverse changes in the expected cash flows on certain of these securities and concluded that they were other-than-temporarily impaired. Any remaining unrealized losses as of each balance sheet date on Newcastle’s securities were primarily the result of changes in market factors, rather than issuer-specific credit impairment. Newcastle performed analyses in relation to such securities, using management’s best estimate of their cash flows, which support its belief that the carrying values of such securities were fully recoverable over their expected holding period.  Such market factors include changes in market interest rates and credit spreads, or certain macroeconomic events, including market disruptions and supply changes, which did not directly impact our ability to collect amounts contractually due.   Management continually evaluates the credit status of each of Newcastle’s securities and the collateral supporting those securities. This evaluation includes a review of the credit of the issuer of the security (if applicable), the credit rating of the security, the key terms of the security (including credit support), debt service coverage and loan to value ratios, the performance of the pool of underlying loans and the estimated value of the collateral supporting such loans, including the effect of local, industry and broader economic trends and factors. These factors include loan default expectations and loss severities, which are analyzed in connection with a particular security’s credit support, as well as prepayment rates. The result of this evaluation is considered when determining management’s estimate of cash flows and in relation to the amount of the unrealized loss and the period elapsed since it was incurred. Significant judgment is required in this analysis. The following table summarizes Newcastle’s securities in an unrealized loss position as of December 31, 2012.

		Amortized Cost Basis			Gross Unrealized				Weighted Average
Securities in	Outstanding		Other-than-					Number
an Unrealized	Face	Before	Temporary	After			Carrying	of				Maturity
Loss Position	Amount	Impairment	Impairment	Impairment	Gains	Losses	Value	Securities	Rating	Coupon	Yield	(Years)
Less Than
Twelve Months	$424,370	$443,457	$(4,698)	$438,759	$-	$(2,761)	$435,998	28	AA+	3.21%	1.58%	3.2
Twelve or
More Months	149,668	143,985	(236)	143,749	-	(13,213)	130,536	26	B+	4.84%	6.28%	2.0
Total	$574,038	$587,442	$(4,934)	$582,508	$-	$(15,974)	$566,534	54	A+	3.63%	2.74%	2.9

Newcastle performed an assessment of all of its debt securities that are in an unrealized loss position (unrealized loss position exists when a security’s amortized cost basis, excluding the effect of OTTI, exceeds its fair value) and determined the following:

	December 31, 2012
		Amortized Cost Basis	Unrealized Losses
	Fair Value	After Impairment	Credit (B)	Non-Credit (C)
Securities Newcastle intends to sell	$-	$-	$-	N/A
Securities Newcastle is more likely than not to be required to sell (A)	-	-	-	N/A
Securities Newcastle has no intent to sell and is not more likely than not to be required to sell:
Credit impaired securities	1,607	1,849	(4,770)	(242)
Non credit impaired securities	564,927	580,659	-	(15,732)
Total debt securities in an unrealized loss position	$566,534	$582,508	$(4,770)	$(15,974)

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

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011 and 2010
(dollars in tables in thousands, except per share data)

The following table summarizes the activity related to credit losses on debt securities:

	2012	2011
Beginning balance of credit losses on debt securities for which a portion of an OTTI was recognized in other comprehensive income	$(20,207)	$(60,688)

Increases to credit losses on securities for which an OTTI was previously recognized and a portion of an OTTI was recognized in other comprehensive income	(4,581)	(574)

Additions for credit losses on securities for which an OTTI was previously recognized without any portion of OTTI recognized in other comprehensive income	-	(16,269)

Reduction for credit losses on securities for which no OTTI was recognized in other comprehensive income at the current measurement date	14,771	12,998

Reduction for securities sold during the period	1,498	37,833

Reduction for securities deconsolidated during the period	3,736	6,254

Reduction for increases in cash flows expected to be collected that are recognized over the remaining life of the security	13	239

Ending balance of credit losses on debt securities for which a portion of an OTTI was recognized in other comprehensive income	$(4,770)	$(20,207)

The securities are encumbered by various debt obligations, as described in Note 10, at December 31, 2012.

The table below summarizes the geographic distribution of the collateral securing our CMBS and ABS at December 31, 2012:

	CMBS		ABS
Geographic Location	Outstanding Face Amount	Percentage	Outstanding Face Amount	Percentage
Western U.S.	$114,027	24.0%	$191,778	33.7%
Northeastern U.S.	99,579	21.0%	124,322	21.9%
Southeastern U.S.	88,675	18.6%	127,642	22.5%
Midwestern U.S.	63,553	13.4%	61,569	10.8%
Southwestern U.S.	74,830	15.8%	56,728	10.0%
Other	14,678	3.1%	6,274	1.1%
Foreign	19,650	4.1%	-	0.0%
	$474,992	100.0%	$568,313	100.0%

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
DECEMBER 31, 2012, 2011 and 2010
(dollars in tables in thousands, except per share data)

5.       REAL ESTATE RELATED LOANS, RESIDENTIAL MORTGAGE LOANS, SUBPRIME MORTGAGE LOANS

The following is a summary of real estate related loans, residential mortgage loans and subprime mortgage loans. The loans contain various terms, including fixed and floating rates, self-amortizing and interest only. They are generally subject to prepayment.

	December 31, 2012								December 31, 2011
					Weighted Average Coupon	Weighted Average Maturity (Years) (B)	Floating Rate Loans as a % of Face Amount
Loan Type	Outstanding Face Amount	Carrying Value (A)	Loan Count	Wtd. Avg. Yield				Delinquent Face Amount (C)	Carrying Value	Wtd. Avg. Yield
Mezzanine Loans	$527,793	$442,529	17	10.10%	8.57%	2.2	67.0%	$12,000	$469,326	10.35%
Corporate Bank Loans	391,904	208,863	7	18.85%	8.66%	3.6	47.8%	-	161,153	21.79%
B-Notes	171,258	161,610	6	10.40%	5.37%	2.1	86.4%	-	152,535	12.25%
Whole Loans	30,130	30,130	3	5.21%	3.82%	1.1	96.6%	-	30,566	5.31%
Total Real Estate Related Loans Held-for-Sale, Net (D)	$1,121,085	$843,132	33	12.15%	7.98%	2.6	64.0%	$12,000	$813,580	12.78%
Non-Securitized Manufactured Housing Loan Portfolio I	$573	$163	15	38.84%	7.75%	0.7	0.0%	$103	$199	39.80%
Non-Securitized Manufactured Housing Loan Portfolio II	3,072	2,308	115	15.46%	10.03%	5.5	9.1%	346	2,488	15.54%
Total Residential Mortgage Loans Held-for-Sale, Net (F)	$3,645	$2,471	130	17.00%	9.67%	4.7	7.7%	$449	$2,687	17.34%

Securitized Manufactured Housing Loan Portfolio I	$118,746	$100,124	3,172	9.48%	8.66%	6.8	0.8%	$1,558	$112,316	9.51%
Securitized Manufactured Housing Loan Portfolio II	153,193	150,123	5,381	7.54%	9.63%	5.6	16.8%	2,775	175,120	7.55%
Residential Loans	56,131	42,214	198	7.41%	2.56%	6.2	100.0%	9,852	43,800	7.92%
Total Residential Mortgage Loans Held-for-Investment, Net (E) (F)	$328,070	$292,461	8,751	8.19%	8.07%	6.1	25.2%	$14,185	$331,236	8.26%

Subprime Mortgage Loans Subject to Call Option	$406,217	$405,814							$404,723

(A)
The aggregate United States federal income tax basis for such assets at December 31, 2012 was approximately $1.3 billion (unaudited), excluding the securitized subprime mortgage loans, which are fully consolidated for tax purposes. Carrying value includes interest receivable of $0.1 million for the residential housing loans and principal and interest receivable of $4.8 million for the manufactured housing loans.

(B)	The weighted average maturity is based on the timing of expected principal reduction on the assets.
(C)
Includes loans that are 60 days or more past due (including loans that are in foreclosure and borrowers’ in bankruptcy) or considered real estate owned (“REO”). As of December 31, 2012 and December 31, 2011, $137.7 million and $117.2 million face amount of real estate related loans, respectively, was on non-accrual status.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011 and 2010
(dollars in tables in thousands, except per share data)

(D)	Loans which are more than 3% of the total current carrying value (or $25.3 million) at December 31, 2012 are as follows:

		December 31, 2012
Loan Type		Outstanding Face Amount	Carrying Value	Prior Liens (1)	Loan Count	Yield (2)	Coupon (2)	Weighted Average Maturity (Years)
Individual Bank Loan	(3)	$158,991	$128,991	607,130	1	24.85%	15.55%	6.50
Individual Mezzanine Loan	(5)	68,741	68,741	721,776	1	8.65%	8.65%	3.50
Individual Mezzanine Loan	(4)	53,510	53,510	815,728	1	10.00%	10.46%	1.50
Individual B-Note Loan	(4)	50,000	50,000	225,000	1	8.54%	5.93%	3.25
Individual Bank Loan	(6)	128,230	47,637	-	1	6.28%	2.22%	1.66
Individual B-Note Loan	(4)	53,574	46,672	2,065,615	1	12.00%	3.09%	1.75
Individual Mezzanine Loan	(4)	45,000	45,000	317,000	1	9.95%	9.25%	2.00
Individual Mezzanine Loan	(4)	40,000	40,000	324,940	1	8.42%	8.00%	1.17
Individual Mezzanine Loan	(4)	38,510	38,510	815,728	1	12.00%	12.19%	1.50
Individual Mezzanine Loan	(4)	36,485	36,485	214,243	1	8.67%	8.00%	1.58
Individual Mezzanine Loan	(4)	36,667	35,017	745,600	1	8.00%	7.00%	3.25
Individual Whole Loan	(7)	29,117	29,117	-	1	5.15%	3.69%	1.12
Others	(8)	382,260	223,452		21	11.78%	7.11%	1.86
		$1,121,085	$843,132		33	12.15%	7.98%	2.62

(1)	Represents face amount of third party liens that are senior to Newcastle’s position.

(2)	For others, represents weighted average yield and weighted average coupon.

(3)	Interest accrued to principal balance over life to maturity with a discounted payoff option prior to April 2015.

(4)	Interest only payments over life to maturity and balloon principal payment upon maturity.

(5)	Principal repayment based on a 30-year amortization schedule after July 2013.

(6)	Annual amortization payment equal to 50% of excess cash flow.

(7)	Interest only payment over life to maturity with a discontinued pay off option prior to April 2014.

(8)
Various terms of payment. This represents $104.7 million, $208.9 million, $67.7 million and $1.0 million face amounts of bank loans, mezzanine loans, B-notes and whole loans, respectively. Each of the twenty one loans had a carrying value of less than $25.3 million at December 31, 2012.

(E)	The following is an aging analysis of past due residential loans held-for-investment as of December 31, 2012:

	30-59 Days	60-89 Days	Over 90 Days		Total Past		Total Outstanding
	Past Due	Past Due	Past Due	REO	Due	Current	Face Amount
Securitized Manufactured
Housing Loan Portoflio I	$690	$275	$791	$492	$2,248	$116,498	$118,746
Securitized Manufactured
Housing Loan Portoflio II	$1,158	$501	$1,512	$762	$3,933	$149,260	$153,193
Residential Loans	$-	$488	$9,250	$114	$9,852	$46,279	$56,131

Newcastle’s management monitors the credit quality of the Manufactured Housing Loan Portfolios I and II primarily by using the aging analysis, current trends in delinquencies and the actual loss incurrence rate.

(F)	Loans acquired at a discount for credit quality.

Newcastle’s investments in real estate related loans and non-securitized manufactured housing loans were classified as held-for-sale as of December 31, 2012 and December 31, 2011. Loans held-for-sale are marked to the lower of carrying value or fair value.

Newcastle’s investment in the securitized manufactured housing loan portfolios I and II were classified as held-for-investment as of December 31, 2012 and December 31, 2011. In connection with the securitizations of the manufactured housing loan portfolios, Newcastle gave representations and warranties with respect to the manufactured housing loans sold to the securitization trusts. To the extent a breach of any such representations and warranties materially and adversely affects the value or enforceability of the related loans, Newcastle will be required to repurchase such loans from the respective securitization trusts.

Newcastle’s investment in the residential loans was classified as held-for-investment as of December 31, 2012 and December 31, 2011.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011 and 2010
(dollars in tables in thousands, except per share data)

The following is a summary of real estate related loans by maturity at December 31, 2012:

	Outstanding		Number of
Year of Maturity (1)	Face Amount	Carrying Value	Loans
Delinquent (2)	$12,000	$-	1
2013	96,942	44,850	4
2014	445,380	273,288	12
2015	59,907	56,185	5
2016	236,892	235,242	5
2017	95,359	90,161	4
Thereafter	174,605	143,406	2
Total	$1,121,085	$843,132	33

(1)	Based on the final extended maturity date of each loan investment as of December 31, 2012.
(2)	Includes loans that are non-performing, in foreclosure, or under bankruptcy.

Activities relating to the carrying value of our real estate loans and residential mortgage loans are as follows:

	Held for Sale		Held for Investment
	Real Estate Related Loans	Residential Mortgage Loans	Residential Mortgage Loans
December 31, 2009	$573,862	$383,647	$-
Purchases / additional fundings	113,733	-	-
Interest accrued to principal balance	12,535	-	-
Principal paydowns	(136,078)	(34,781)	(10,916)
Sales	(51,225)	-	-
Transfer to held for investment	-	(135,942)	135,942
Transfer to other investments	(24,907)	-	-
Valuation (allowance) reversal on loans	299,620	41,227	(960)
Accretion of loan discount and other amortization	-	-	1,035
Deconsolidation of CDO VII	(5,453)	-	-
Other	518	(938)	(127)
December 31, 2010	$782,605	$253,213	$124,974
Purchases / additional fundings	384,850	-	-
Interest accrued to principal balance	19,507	-	-
Principal paydowns	(270,767)	(8,818)	(30,514)
Sales	(125,141)	-	-
Transfer to held for investment	-	(238,721)	238,721
Valuation (allowance) reversal on loans	21,629	(2,864)	(3,602)
Accretion of loan discount and other amortization	(7)	-	2,371
Other	904	(123)	(714)
December 31, 2011	$813,580	$2,687	$331,236
Purchases / additional fundings	109,491	-	-
Interest accrued to principal balance	22,835	-	-
Principal paydowns	(129,950)	(686)	(38,182)
Valuation (allowance) reversal on loans	28,213	493	(4,119)
Loss on repayment of loans held for sale	(1,614)	-	-
Accretion of loan discount and other amortization	-	-	4,002
Other	577	(23)	(476)
December 31, 2012	$843,132	$2,471	$292,461

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011 and 2010
(dollars in tables in thousands, except per share data)

The following is a rollforward of the related loss allowance:

	Held for Sale		Held for Investment
	Real Estate Related Loans	Residential Mortgage Loans	Residential Mortgage Loans (C)
Balance at December 31, 2010	$(321,591)	$(25,193)	$(21,350)
Charge-offs (A)	71,945	4,232	5,802
Reclassified as accretable discount (B)	-	-	14,439
Transfer to held-for-investment	-	21,364	(21,364)
Valuation (allowance) reversal on loans	21,629	(2,864)	(3,602)
Balance at December 31, 2011	$(228,017)	$(2,461)	$(26,075)
Charge-offs (A)	17,742	896	7,716
Valuation (allowance) reversal on loans	28,213	493	(4,119)
Balance at December 31, 2012	$(182,062)	$(1,072)	$(22,478)

(A)	The charge-offs for real estate related loans represent two and six loans which were written off, sold, restructured, or paid off at a discounted price during 2012 and 2011, respectively.
(B)
Represents the accretable discount of the residential loans upon the reclassification from held-for-sale to held-for-investment, which will be recognized prospectively as an adjustment of the loans’ yield over the expected life of the loans.

(C)	The allowance for credit losses was determined based on the guidance for loans acquired with deteriorated credit quality.

The average carrying amount of Newcastle’s real estate related loans was approximately $843.4 million, $795.3 million and $670.7 million during 2012, 2011 and 2010, respectively, on which Newcastle earned approximately $81.5 million, $65.7 million and $53.3 million of gross interest revenues, respectively.

The average carrying amount of Newcastle’s residential mortgage loans was approximately $312.5 million, $354.9 million and $388.1 million during 2012, 2011 and 2010, respectively, on which Newcastle earned approximately $31.6 million, $34.1 million and $37.8 million of gross interest revenues, respectively.

The loans are encumbered by various debt obligations as described in Note 10.

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

Both portfolios were securitized through special purpose entities (“Securitization Trust 2006”) and (“Securitization Trust 2007”) which are not consolidated by Newcastle. Newcastle retained a portion of the notes issued by, and all of the equity of, both entities. Newcastle, as holder of the equity (or residual interest), has the option (a call option) to redeem the notes once the aggregate principal balance of Subprime Portfolio I or Subprime Portfolio II is equal to or less than 20% or 10%, respectively, of such balance at the date of the transfer. The transactions between Newcastle and each securitization trust qualified as sales for accounting purposes. However, the loans which are subject to a call option by Newcastle were not treated as being sold and are classified as “held for investment” subsequent to the completion of the securitizations. The loans subject to call option and the corresponding financing recognize interest income and expense based on the expected weighted average coupons of the loans subject to call option at the call date of 9.24% and 8.68% for Subprime Portfolios I and II, respectively. The call options are “out of the money,” meaning that the price Newcastle would have to pay to acquire such loans exceeds their fair value at this time, and there is no requirement to exercise such options.

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

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011 and 2010
(dollars in tables in thousands, except per share data)

	Subprime Portfolio
	I	II
Date of acquisition	March 2006	March 2007
Original number of loans (approximate)	11,300	7,300
Predominant origination date of loans	2005	2006
Original face amount of purchase	$1.5 billion	$1.3 billion

Pre-securitization loan write-down	($4.1 million)	($5.8 million)
Gain on pre-securitization hedge	$5.5 million	$5.8 million
Gain on sale	Less than $0.1 million	$0.1 million

Securitization date	April 2006	July 2007
Face amount of loans at securitization	$1.5 billion	$1.1 billion
Face amount of notes sold by trust	$1.4 billion	$1.0 billion
Stated maturity of notes	March 2036	April 2037
Face amount of notes retained by Newcastle	$37.6 million	$38.8 million
Fair value of equity retained by Newcastle	$62.4 million (A)	$46.7 million (A)
Key assumptions in measuring such fair value (A):
Weighted average life (years)	3.1	3.8
Expected credit losses	5.3%	8.0%
Weighted average constant prepayment rate	28.0%	30.1%
Discount rate	18.8%	22.5%

(A) As of the date of transfer.

The following table presents information on the retained interests in the securitizations of Subprime Portfolios I and II at December 31, 2012:

	Subprime Portfolio
	I	II	Total
Total securitized loans (unpaid principal balance) (A)	$423,872	$564,569	$988,441
Loans subject to call option (carrying value)	$299,176	$106,638	$405,814
Retained interests (fair value) (B)	$1,344	$-	$1,344

(A)	Average loan seasoning of 89 months and 71 months for Subprime Portfolios I and II, respectively, at December 31, 2012.
(B)
The retained interests include retained bonds of the securitizations. Their fair value is estimated based on pricing models. Newcastle’s residual interests were written off in 2010. The yield of the retained note was 8.36% as of December 31, 2012.

The following table summarizes certain characteristics of the underlying subprime mortgage loans, and related financing, in the securitizations as of December 31, 2012 (unaudited, except stated otherwise):

	Subprime Portfolio
	I	II
Loan unpaid principal balance (UPB) (A)	$423,872	$564,569
Weighted average coupon rate of loans	5.59%	4.71%
Delinquencies of 60 or more days (UPB) (B)	$109,213	$200,253
Net credit losses for year ended
December 31, 2012	$27,548	$34,866
December 31, 2011	$29,460	$54,217
Cumulative net credit losses	$220,417	$256,719
Cumulative net credit losses as a % of original UPB	14.7%	23.6%
Percentage of ARM loans (C)	51.0%	64.4%
Percentage of loans with loan-to-value ratio >90%	10.4%	17.2%
Percentage of interest-only loans	20.8%	4.1%
Face amount of debt (A) (D)	$418,906	$564,569
Weighted average funding cost of debt (E)	0.57%	1.11%

(A)	Audited.
(B)	Delinquencies include loans 60 or more days past due, in foreclosure, under bankruptcy filing or real estate owned.
(C)
ARM loans are adjustable-rate mortgage loans. An option ARM is an adjustable-rate mortgage that provides the borrower with an option to choose from several payment amounts each month for a specified period of the loan term. None of the loans in the subprime portfolios are option ARMs.

(D)	Excludes face amount of $4.0 million of retained notes for Subprime Portfolio I at December 31, 2012.
(E)	Includes the effect of applicable hedges.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011 and 2010
(dollars in tables in thousands, except per share data)

Cash flows related to the two securitizations were as follows:

	Suprime Portfolio
	I	II
Net cash inflows from retained interests
Year Ended December 31, 2012	$-	$-

Year Ended December 31, 2011	$29	$77

Year Ended December 31, 2010	$315	$629

6. INVESTMENTS IN EXCESS MORTGAGE SERVICING RIGHTS AND CDO SERVICING RIGHTS

The following is a summary of Newcastle’s Excess MSRs:

	December 31, 2012					Year Ended December 31, 2012
	Unpaid Principal Balance	Amortized Cost Basis (A)	Carrying Value (B)	Weighted Average Yield	Weighted Average Maturity (Years) (C)	Changes in Fair Value Recorded in Other Income (Loss) (D)
MSR Pool 1	$8,403,211	$30,237	$35,974	18.0%	4.8	$5,569
MSR Pool 1 - Recapture Agreement	-	4,430	4,936	18.0%	10.8	307
MSR Pool 2	9,397,120	32,890	33,935	17.3%	5.0	1,045
MSR Pool 2 - Recapture Agreement	-	5,206	5,387	17.3%	11.8	181
MSR Pool 3	9,069,726	27,618	30,474	17.6%	4.7	2,856
MSR Pool 3 - Recapture Agreement	-	5,036	4,960	17.6%	11.3	(76)
MSR Pool 4	5,788,133	11,130	12,149	17.9%	4.6	1,019
MSR Pool 4 - Recapture Agreement	-	2,902	2,887	17.9%	11.1	(15)
MSR Pool 5	43,902,561	107,704	109,682	17.5%	4.8	1,978
MSR Pool 5 - Recapture Agreement	-	8,493	4,652	17.5%	11.7	(3,841)
	$76,560,751	$235,646	$245,036	17.6%	5.4	$9,023

	December 31, 2011					Year Ended December 31, 2011
	Unpaid Principal Balance	Amortized Cost Basis (A)	Carrying Value (B)	Weighted Average Yield	Weighted Average Maturity (Years) (C)	Changes in Fair Value Recorded in Other Income (Loss) (D)
MSR Pool 1	$9,705,512	$37,469	$37,637	20.0%	4.5	$168

MSR Pool 1 - Recapture Agreement	-	6,135	6,334	20.0%	10.3	199
	$9,705,512	$43,604	$43,971	20.0%	6.0	$367

(A)	The amortized cost basis of the Recapture Agreements is determined based on the relative fair values of the Recapture Agreements and related Excess MSRs at the time they were acquired.
(B)	Carrying value represents the fair value of the pools or Recapture Agreements, as applicable.
(C)	The weighted average maturity represents the weighted average expected timing of the receipt of cash flows of each investment.
(D)	The portion of the change in fair value of the Recapture Agreement relating to loans recaptured to date is reflected in the respective pool.

In December 2011, Newcastle entered into an agreement (“MSR Agreement I”) with Nationstar Mortgage LLC (“Nationstar”), a leading residential mortgage servicer majority-owned by funds managed by Newcastle’s manager, to invest in Excess MSRs with Nationstar. Nationstar acquired the mortgage servicing rights on a pool of government sponsored enterprise (“GSE”) residential mortgage loans with an outstanding principal balance of approximately $9.9 billion (“MSR Pool 1”) on September 30, 2011. Nationstar is entitled to receive an initial weighted average total mortgage servicing amount of 35 basis points (bps) on the performing unpaid principal balance, as well as any ancillary income from MSR Pool 1. Pursuant to MSR Agreement I, Nationstar performs all servicing functions and advancing functions related to MSR Pool 1 for a basic fee (the contractual amount the service is entitled to for performing the servicing duties) of 6 bps. Therefore, the remainder, or “excess mortgage servicing amount” is initially equal to a weighted average of 29 bps.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011 and 2010
(dollars in tables in thousands, except per share data)

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

On June 5, 2012, Newcastle announced the completion of a co-investment with Nationstar related to their acquisition of mortgage servicing rights from Bank of America, National Association. Newcastle has invested approximately $44 million to acquire a 65% interest in the Excess MSRs on a portfolio of residential mortgage loans with an outstanding principal balance of approximately $10.4 billion (“MSR Pool 2”), comprised of conforming loans in GSE pools. Nationstar has co-invested pari passu with Newcastle in 35% of the Excess MSRs and will be the servicer of the loans performing all servicing and advancing functions, and retaining the ancillary income, servicing obligations and liabilities as the servicer. Under the terms of this investment, to the extent that any loans in the portfolio are refinanced by Nationstar, the resulting Excess MSRs will be shared pro rata by Newcastle and Nationstar, subject to certain limitations. As of December 31, 2012, Newcastle had a remaining purchase price payable of less than $0.1 million, which is to be funded in 2013 pursuant to the payment terms of the agreement.

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

The table below summarizes the geographic distribution of the underlying residential mortgage loans of the Excess MSRs:

Percentage of Total Outstanding Unpaid Principal Amount (A)
December 31, 2012		December 31, 2011
State Concentration	Percentage	State Concentration	Percentage
California	32.0%	California	19.4%
Florida	10.1%	Florida	11.1%
Washington	4.3%	Texas	6.7%
New York	4.3%	Arizona	4.8%
Arizona	3.9%	Virginia	3.5%
Texas	3.6%	Washington	3.2%
Colorado	3.5%	New Jersey	3.1%
Maryland	3.4%	Maryland	3.1%
New Jersey	3.1%	Illinois	3.0%
Virginia	3.0%	Nevada	2.7%
Other U.S.	28.8%	Other U.S.	39.4%
	100.0%		100.0%

Geographic concentrations of investments expose Newcastle to the risk of economic downturns within the relevant states.  Any such downturn in a state where Newcastle holds significant investments could affect the underlying borrower’s ability to make the mortgage payment and therefore could have a meaningful, negative impact on Newcastle’s Excess MSRs.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011 and 2010
(dollars in tables in thousands, except per share data)

CDO Servicing Rights

In February 2011, Newcastle, through one of its subsidiaries, purchased the management rights with respect to certain C-BASS Investment Management LLC (“C-BASS”) CDOs pursuant to a bankruptcy proceeding for $2.2 million. As a result, Newcastle became the collateral manager of certain CDOs previously managed by C-BASS and will earn, on average, a 20 basis point annual senior management fee on a portion of the total collateral, which was $1.3 billion at acquisition. Newcastle initially recorded the cost of acquiring the collateral management rights as a servicing asset and subsequently amortizes this asset in proportion to, and over the period of, estimated net servicing income. Servicing assets are assessed for impairment on a quarterly basis, with impairment recognized as a valuation allowance.  Key economic assumptions used in measuring any potential impairment of the servicing assets include the prepayment speeds of the underlying loans, default rates, loss severities and discount rates.  During the year ended December 31, 2012, Newcastle recorded $0.3 million of servicing rights amortization and no servicing rights impairment.  As of December 31, 2012, Newcastle’s servicing asset had a carrying value of $1.7 million recorded in Receivables and Other Assets.

7.  INVESTMENTS IN REAL ESTATE

In the year ended December 31, 2012, Newcastle completed three acquisitions of senior living assets as follows:

On July 18, 2012, Newcastle completed the acquisition of eight senior housing facilities (the “BPM” Portfolio) from entities owned and managed by Walter C. Bowen for an aggregate purchase price of approximately $143.3 million plus acquisition-related costs. These assets comprise more than 800 beds in senior living facilities located in California, Oregon, Utah, Arizona and Idaho.

On November 1, 2012, Newcastle completed the acquisition of three senior housing facilities (the “Utah” Portfolio) from Retirement Place, Inc. for an aggregate purchase price of approximately $22.6 million plus acquisition-related costs. These assets comprise more than 350 beds in senior living facilities located in Utah.

On December 27, 2012, Newcastle completed the acquisition of a senior housing facility (the “Courtyards” Portfolio) from Courtyards of River Park, Ltd. for an aggregate purchase price of approximately $21.5 million plus acquisition-related costs. This asset comprises more than 200 beds in a senior living facility located in Texas.

In connection with the acquisitions of the senior living assets described above, the assets acquired and the liabilities assumed were recorded at fair value. A summary of the initial recording of each of the above acquisitions is as follows:

	At Acquisition
	BPM	Utah	Courtyards	Total
Investment in real estate	$126,201	$18,466	$19,400	$164,067
Resident lease intangibles	17,099	3,512	2,100	22,711
Other intangibles	-	600	-	600
Prepaid expenses and other assets	110	122	56	288
Accounts payable, accrued expenses and other payables	(1,834)	(11)	(136)	(1,981)
	141,576	22,689	21,420	185,685

Mortgage notes payable	(88,400)	(16,000)	(16,125)	(120,525)
Net cash paid for acquisition	$53,176	$6,689	$5,295	$65,160
Acquisition related costs (A)	$3,625	$869	$395	$4,889

(A)  Acquisition related costs are included within General and Administrative Expense on the income statement.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011 and 2010
(dollars in tables in thousands, except per share data)

The following table sets forth certain information regarding the investments in real estate at December 31, 2012:

		Initial Cost					Gross Carrying Amount (B) (F)
						Costs
					Furniture,	Capitalized Subsequent				Furniture,		Accumulated
Property Type				Building	Fixtures and	to			Building	Fixtures and		Depreciation
(A)	City, State	Land	Building	Improvements	Equipment	Acquisition	Land	Building	Improvements	Equipment	Total	(B)(C)

Senior Living Facilities:
AL/MC	Scottsdale, AZ	$2,307	$16,845	$146	$101	$30	$2,307	$16,845	$176	$101	$19,429	$(217)
AL/MC	Citrus Heights, CA	831	3,097	87	59	4	831	3,097	105	45	4,078	(51)
AL/MC	Santa Cruz, CA	2,255	20,971	225	58	38	2,255	20,971	278	41	23,545	(273)
AL/MC	Clovis, CA	1,133	16,835	159	45	7	1,133	16,835	165	45	18,178	(209)
IL/AL/MC	Boise, ID	1,465	13,229	405	58	44	1,465	13,229	468	40	15,202	(186)
MC	Corvallis, OR	1,060	4,915	135	8	15	1,060	4,915	148	10	6,133	(64)
AL/MC	Eugene, OR	935	20,431	364	91	54	935	20,431	450	58	21,874	(267)
AL/MC	Cottonwood Heights, UT	1,496	16,201	197	58	26	1,496	16,201	207	74	17,978	(206)
AL/MC	Bountiful, UT	570	9,505	53	50	39	570	9,505	57	85	10,217	(46)
AL	Taylorsville, UT	1,111	3,042	84	39	18	1,111	3,042	86	55	4,294	(18)
IL/AL/MC	Salt Lake City, UT	700	3,262	35	15	21	700	3,262	39	31	4,032	(15)
IL/AL	Fort Worth, TX	2,130	16,343	254	672	-	2,130	16,343	254	672	19,399	(6)

Subtotal Senior Living Facilities		$15,993	$144,676	$2,144	$1,254	$296	$15,993	$144,676	$2,433	$1,257	$164,359	$(1,558)

Other Operating Real Estate (E) (G)
Office Building	Beavercreek, OH	$386	$2,287	$-	$-	$394	$364	$2,170	$370	$-	$2,904	$(701)
Office Building	Beavercreek, OH	401	2,326	-	-	175	381	2,268	97	-	2,746	(476)
Office Building	Beavercreek, OH	382	2,242	-	-	458	361	2,150	359	-	2,870	(671)

Subtotal Other Operating Real Estate		$1,169	$6,855	$-	$-	$1,027	$1,106	$6,588	$826	$-	$8,520	$(1,848)

Total		$17,162	$151,531	$2,144	$1,254	$1,323	$17,099	$151,264	$3,259	$1,257	$172,879	$(3,406)

			Year	No. of Beds/
		Year	Constructed/	Net Rentable	Ending
Property Type		Acquired	Renovated	Sq. Ft.	Occupancy
(A)	City, State	(D)	(D)	(D)	(D)	Encumbrances

Senior Living Facilities:
AL/MC	Scottsdale, AZ	2012	1999/2005	107	75.7%	$12,600
AL/MC	Citrus Heights, CA	2012	1997/2011	78	93.6%	2,940
AL/MC	Santa Cruz, CA	2012	1990/NA	125	95.2%	17,220
AL/MC	Clovis, CA	2012	1998/2007	122	92.6%	11,700
IL/AL/MC	Boise, ID	2012	1997/2011	121	95.0%	12,960
MC	Corvallis, OR	2012	1999/NA	48	89.6%	3,020
AL/MC	Eugene, OR	2012	1998/NA	115	91.3%	15,480
AL/MC	Cottonwood Heights, UT	2012	2001/NA	115	89.6%	12,480
AL/MC	Bountiful, UT	2012	1978/2000	147	83.0%	10,024
AL	Taylorsville, UT	2012	1976/1994	105	88.6%	3,341
IL/AL/MC	Salt Lake City, UT	2012	1984/2007	106	72.6%	2,635
IL/AL	Fort Worth, TX	2012	1986/NA	221	90.0%	16,125

Subtotal Senior Living Facilities						$120,525

Other Operating Real Estate (E) (G)
Office Building	Beavercreek, OH	2006	1984/2006	55,024 Sq. Ft.	82.8%	$-
Office Building	Beavercreek, OH	2006	1985/2006	29,916 Sq. Ft.	100.0%	-
Office Building	Beavercreek, OH	2006	1987/2006	45,500 Sq. Ft.	100.0%	-

Subtotal Other Operating Real Estate						$-

Total						$120,525

See notes on next page.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011 and 2010
(dollars in tables in thousands, except per share data)

(A)	AL represents assisted living; MC represents memory care; IL represents independent living.
(B)	The following is a rollforward of the gross carrying amount and accumulated depreciation of real estate for the years ended December 31, 2012, 2011 and 2010.

	Year ended December 31,
	2012	2011	2010
Gross Carrying Amount
Balance at beginning of year	$-	$-	$-
Additions:
Acquisitions of real estate	164,067	-	-
Improvements	296	-	-
Transferred from operating real estate held for sale	8,520	-	-
Disposals:
Disposal of long-lived assets	(4)	-	-
Balance at end of year	$172,879	$-	$-

Accumulated Depreciation
Balance at beginning of year	$-	$-	$-
Additions:
Depreciation expense	(2,750)	-	-
Transferred from assets held for sale	(657)	-	-
Disposals:
Disposal of long-lived assets	1	-	-
Balance at end of year	$(3,406)	$-	$-

(C)	Depreciation is calculated on a straight line basis using the following estimated useful lives:

Estimated
Useful Lives
Land	N/A
Buildings	40 years
Building Improvements	3-10 years
Furniture, Fixtures and Equipment	3-5 years

(D)	Unaudited.
(E)
During the year ended December 31, 2012, Newcastle reclassified the above properties as held for use based on the decision not to proceed with the planned disposition. The decision to withdraw the Beavercreek, Ohio properties from held for sale was made as management believes that the best value can now be obtained through a hold strategy. As a result, the operating results relating to the properties in Beavercreek, Ohio has been reclassified as part of income from continuing operations for the year ended December 31, 2012 and the accompanying comparative income statements for the years ended December 31, 2011 and December 31, 2010.

The following table summarizes the financial information for the Beavercreek properties reclassified as held for use:

	Year Ended December 31,
	2012	2011	2010
Rental income	$2,049	$1,899	$1,708

Propertiy operating expense	$1,404	$1,110	$1,283
Depreciation and amortization	1,191	12	79
Other operating expense	11	27	11
Total expense	$2,606	$1,149	$1,373

Impairment	-	433	-
Net income (loss)	$(557)	$317	$335

(F)	The aggregate United States federal income tax basis for Newcastle’s operating real estate at December 31, 2012 was approximately $190.1 million.
(G)	The other operating real estate was pledged as collateral in one of Newcastle’s non-recourse financing structures at December 31, 2012.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011 and 2010
(dollars in tables in thousands, except per share data)

The following is a reconciliation of operating real estate held for sale:

	Year Ended December 31,
	2012	2011	2010
Operating real estate held for sale
Balance at beginning of year	$7,741	$8,776	$9,966
Impairment	-	(433)	(260)
Leasing commission capitalized	122	-	-
Amortization of leasing commissions	-	(13)	(90)
Proceeds from sale of real estate held for sale	-	(650)	(840)
Gain on sale	-	61	-
Transferred to investments in real estate (held for use)	(7,863)	-	-
Balance at end of year	$-	$7,741	$8,776

The following is a schedule of the future minimum rental payments to be received under non-cancelable operating leases for the office buildings in Beavercreek, Ohio:

2013	$1,414
2014	1,328
2015	882
2016	819
2017	819
Thereafter	-
Total	$5,262

The operating leases relating to Newcastle’s senior living real estate are generally cancelable with a 30-day notice.

The following table summarizes the financial information for the discontinued operations relating to properties sold:

	Year Ended December 31,
	2012	2011	2010

Rental income	$-	$136	$427
Expenses	66	208	537
Impairment	-	-	260
Net gain on sale	-	61	-
Other income	(2)	-	27
Net income (loss)	$(68)	$(11)	$(343)

No income tax related to discontinued operations was recorded for the years ended December 31, 2012, 2011 or 2010.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011 and 2010
(dollars in tables in thousands, except per share data)

8.  INTANGIBLES

The following table summarizes Newcastle’s intangibles related to its senior living real estate:

	December 31, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
In-place resident lease intangibles	$22,711	$(4,205)	$18,506	$-	$-	$-
Non-compete intangibles	600	(20)	580	-	-	-
Total intangibles	$23,311	$(4,225)	$19,086	$-	$-	$-

The unamortized balance of in-place lease and other intangible assets at December 31, 2012 will be charged to depreciation and amortization expense through 2017 as follows:

2013	$11,475
2014	7,271
2015	120
2016	120
2017	100
Thereafter	-
$19,086

9.   FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value may be based upon broker quotations, counterparty quotations or pricing services quotations, which provide valuation estimates based upon reasonable market order indications or a good faith estimate thereof and are subject to significant variability based on market conditions, such as interest rates, credit spreads and market liquidity. A significant portion of Newcastle’s loans, securities and debt obligations are currently not traded in active markets and therefore have little or no price transparency. As a result, Newcastle has estimated the fair value of these illiquid instruments based on internal pricing models rather than quotations. The determination of estimated cash flows used in pricing models is inherently subjective and imprecise. Changes in market conditions, as well as changes in the assumptions or methodology used to determine fair value, could result in a significant change to estimated fair values. It should be noted that minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values, and that the fair values reflected below are indicative of the interest rate and credit spread environments as of December 31, 2012 and do not take into consideration the effects of subsequent changes in market or other factors.

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

For Excess MSRs acquired prior to the current quarter, Newcastle obtains a fairness opinion related to the valuation of our Excess MSRs on the existing mortgage pools from an independent valuation firm at the current quarter end date. For Excess MSRs acquired during the current quarter, Newcastle obtain a fairness opinion related to the valuation of our Excess MSRs on the existing mortgage pools at the time of acquisition. To date, Newcastle has not made any significant valuation adjustments as a result of these third party opinions.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011 and 2010
(dollars in tables in thousands, except per share data)

Fair Value Summary Table

The carrying values and estimated fair values of Newcastle's assets and liabilities at December 31, 2012 and 2011 were as follows:

	December 31, 2012						December 31, 2011
	Principal				Weighted	Weighted
	Balance or				Average	Average
	Notional	Carrying	Estimated		Yield/Funding	Maturity	Carrying	Estimated
	Amount	Value	Fair Value	Fair Value Method (A)	Cost	(Years)	Value	Fair Value
Assets
Financial instruments:
Real estate securities, available-for-sale*	$2,078,101	$1,691,575	$1,691,575	Broker quotations, counterparty quotations, pricing services, pricing models	4.69%	4.0	$1,731,744	$1,731,744
Real estate related loans, held-for-sale, net	1,121,085	843,132	853,102	Broker quotations, counterparty quotations, pricing services, pricing models	12.15%	2.6	813,580	819,249
Residential mortgage loans, held-for-investment, net	328,070	292,461	297,030	Pricing models	8.19%	6.1	331,236	330,277
Residential mortgage loans, held-for-sale, net	3,645	2,471	2,471	Pricing models	17.00%	4.7	2,687	2,687
Investments in excess mortgage servicing rights at fair value* (H)	76,560,751	245,036	245,036	Pricing models	17.59%	5.4	43,971	43,971
Subprime mortgage loans subject to call option (B)	406,217	405,814	405,814	(B)	9.09%	(B)	404,723	404,723
Restricted cash*	2,064	2,064	2,064				105,040	105,040
Cash and cash equivalents*	231,898	231,898	231,898				157,356	157,356
Derivative assets, treated as hedges (C)(E)*	-	-	-	Counterparty quotations	N/A	(C)	1,092	1,092
Non-hedge derivative assets (D)(E)*	23,400	165	165	Counterparty quotations	N/A	(D)	862	862
Investments in real estate and intangibles, net		188,559	194,878	Broker quotations, recent purchase price			-	-
Operating real estate, held-for-sale		-	-				7,741	7,741
Other investments		24,907	13,165	Pricing models			24,907	24,907
Receivables and other assets		17,230	17,230				26,860	26,860
		$3,945,312	$3,954,428				$3,651,799	$3,656,509

Liabilities
Financial instruments:
CDO bonds payable	$1,090,915	$1,091,354	$781,856	Pricing models	2.08%	2.5	$2,403,605	$1,500,307
Other bonds and notes payable	187,963	183,390	190,302	Broker quotations, pricing models	5.07%	4.0	200,377	203,136
Repurchase agreements	929,435	929,435	929,435	Market comparables	0.81%	0.1	239,740	239,740
Mortgage notes payable	120,525	120,525	120,525	Pricing models	3.79%	5.8	-	-
Financing of subprime mortgage loans subject to call option (B)	406,217	405,814	405,814	(B)	9.09%	(B)	404,723	404,723
Junior subordinated notes payable	51,004	51,243	31,545	Pricing models	7.40%	22.3	51,248	30,145
Interest rate swaps, treated as hedges (C)(E)*	154,450	12,175	12,175	Counterparty quotations	N/A	(C)	90,025	90,025
Non-hedge derivatives (D)(E)*	294,203	19,401	19,401	Counterparty quotations	N/A	(D)	29,295	29,295
Due to affiliates		3,620	3,620				1,659	1,659
Dividends payable, accrued expenses and other liabilities		55,295	55,295				39,038	39,038
		$2,872,252	$2,549,968				$3,459,710	$2,538,068

*Measured at fair value on a recurring basis.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011 and 2010
(dollars in tables in thousands, except per share data)

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

(C)	Represents derivative agreements as follows:

Year of Maturity	Weighted Average Month of Maturity	Aggregate Notional Amount	Weighted Average Fixed Pay Rate / Cap Rate	Aggregate Fair Value Asset / (Liability)

Interest rate swap agreements which receive 1-Month LIBOR:
2016	Apr	$154,450	5.04%	$(12,175)

(D)
This represents two interest rate swap agreements with a total notional balance of $294.2 million, maturing in March 2014 and March 2015, respectively, and an interest rate cap agreement with a notional balance of $23.4 million, maturing in August 2019. Newcastle entered into these agreements to reduce its exposure to interest rate changes on the floating rate financings of CDO IV, CDO VI and the senior living assets. These derivative agreements were not designated as hedges for accounting purposes as of December 31, 2012.

(E)
Newcastle’s derivatives fall into two categories. As of December 31, 2012, all derivatives were held within Newcastle’s nonrecourse CDO structures. An aggregate notional balance of $448.7 million, which were liabilities at period end, is only subject to the credit risks of the respective CDO structures. As they are senior to all the debt obligations of the respective CDOs and the fair value of each of the CDOs’ total investments exceeded the fair value of each of the CDOs’ derivative liabilities, no credit valuation adjustments were recorded. A notional balance of $23.4 million was an asset at period end and therefore are subject to the counterparty’s credit risk. No adjustments have been made to the fair value quotations received related to credit risk as a result of the counterparty’s “AA” credit rating. Newcastle’s significant derivative counterparties include Bank of America, Credit Suisse, and Wells Fargo.

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
DECEMBER 31, 2012, 2011 and 2010
(dollars in tables in thousands, except per share data)

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

The following table summarizes financial assets and liabilities measured at fair value on a recurring basis at December 31, 2012:

			Fair Value
	Principal Balance or Notional Amount	Carrying Value	Level 2	Level 3A	Level 3B	Total
Assets:
Real estate securities, available for sale:
CMBS	$474,992	$376,391	$-	$330,026	$46,365	$376,391
REIT debt	62,700	66,174	66,174	-	-	66,174
ABS - subprime	558,215	355,975	-	330,021	25,954	355,975
ABS - other real estate	10,098	1,475	-	798	677	1,475
FNMA / FHLMC	768,619	820,535	820,535	-	-	820,535
CDO	203,477	71,025	-	65,027	5,998	71,025
Real estate securities total	$2,078,101	1,691,575	886,709	725,872	78,994	1,691,575

Investments in Excess MSRs (1)	$76,560,751	$245,036	$-	$-	$245,036	$245,036

Derivative assets:
Interest rate caps, not treated as hedges	$23,400	$165	$165	$-	$-	$165
Derivative assets total	$23,400	$165	$165	$-	$-	$165

Liabilities:
Derivative Liabilities:
Interest rate swaps, treated as hedges	$154,450	$12,175	$12,175	$-	$-	$12,175
Interest rate swaps, not treated as hedges	294,203	19,401	19,401	-	-	19,401
Derivative liabilities total	$448,653	$31,576	$31,576	$-	$-	$31,576

(1)	The notional amount represents the total unpaid principal balance of the mortgage loans. Generally, Newcastle does not receive an excess mortgage servicing amount on nonperforming loans.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011 and 2010
(dollars in tables in thousands, except per share data)

Newcastle’s investments in instruments (excluding the Excess MSRs, see below) measured at fair value on a recurring basis using Level 3 inputs changed as follows:

	Level 3A Assets
	CMBS		ABS		Equity/Other
	Conduit	Other	Subprime	Other	Securities	Total
Balance at December 31, 2010	$840,227	$331,904	$83,582	$36,193	$-	$1,291,906
Transfers (A)
Transfers from Level 3B	41,158	25,000	19,950	718	2,641	89,467
Transfers into Level 3B	(88,464)	(24,826)	(15,031)	(7,548)	(2,475)	(138,344)
CDO V Deconsolidation	(59,970)	(55,838)	(5,107)	-	-	(120,915)
Total gains (losses) (B)
Included in net income (loss) (C)	42,597	579	(23)	(113)	-	43,040
Included in other comprehensive income (loss)	(106,500)	38,583	(9,158)	(716)	(11,461)	(89,252)
Amortization included in interest income	23,878	5,883	5,210	338	3,376	38,685
Purchases, sales and settlements
Purchases	313,857	27,262	29,359	7,548	69,308	447,334
Proceeds from sales	(139,387)	(54,885)	(6,573)	-	-	(200,845)
Proceeds from repayments	(51,113)	(161,227)	(36,068)	(5,232)	(9,342)	(262,982)
Balance at December 31, 2011	$816,283	$132,435	$66,141	$31,188	$52,047	$1,098,094

	Level 3B Assets
	CMBS		ABS		Equity/Other
	Conduit	Other	Subprime	Other	Securities	Total

Balance at December 31, 2010	$107,457	$21,146	$94,424	$8,985	$4,282	$236,294
Transfers (A)
Transfers from Level 3A	88,464	24,826	15,031	7,548	2,475	138,344
Transfers into Level 3A	(41,158)	(25,000)	(19,950)	(718)	(2,641)	(89,467)
CDO V Deconsolidation	(32,289)	(1,908)	(14,568)	(3,833)	-	(52,598)
Total gains (losses) (B)
Included in net income (loss) (C)	7,972	722	(1,332)	(287)	2,273	9,348
Included in other comprehensive income (loss)	32,374	1,743	3,766	(3,200)	(3,346)	31,337
Amortization included in interest income	17,055	163	8,796	911	617	27,542
Purchases, sales and settlements
Purchases	13,634	25,000	25	-	10,192	48,851
Proceeds from sales	(27,400)	(721)	(8,624)	(348)	(3,884)	(40,977)
Proceeds from repayments	(25,487)	(6,493)	(15,087)	(2,139)	(6,029)	(55,235)
Balance at December 31, 2011	$140,622	$39,478	$62,481	$6,919	$3,939	$253,439

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011 and 2010
(dollars in tables in thousands, except per share data)

	Level 3A Assets
	CMBS		ABS		Equity/Other
	Conduit	Other	Subprime	Other	Securities	Total
Balance at December 31, 2011	$816,283	$132,435	$66,141	$31,188	$52,047	$1,098,094
Transfers (A)
Transfers from Level 3B	6,056	21,823	28,048	-	-	55,927
Transfers into Level 3B	(28,467)	(14,105)	(11,057)	(5)	-	(53,634)
CDO X Deconsolidation	(634,036)	(40,172)	(70,607)	(25,883)	-	(770,698)
Total gains (losses) (B)
Included in net income (loss) (C)	1,190	-	(8)	-	-	1,182
Included in other comprehensive income (loss)	32,373	11,490	26,159	(629)	12,823	82,216
Amortization included in interest income	24,845	1,410	10,805	(11)	5,211	42,260
Purchases, sales and settlements
Purchases	71,968	-	315,475	-	-	387,443
Proceeds from sales	(24,551)	-	-	-	-	(24,551)
Proceeds from repayments	(40,086)	(8,430)	(34,935)	(3,862)	(5,054)	(92,367)
Balance at December 31, 2012	$225,575	$104,451	$330,021	$798	$65,027	$725,872

	Level 3B Assets
	CMBS		ABS		Equity/Other
	Conduit	Other	Subprime	Other	Securities	Total

Balance at December 31, 2011	$140,622	$39,478	$62,481	$6,919	$3,939	$253,439
Transfers (A)
Transfers from Level 3A	28,467	14,105	11,057	5	-	53,634
Transfers into Level 3A	(6,056)	(21,823)	(28,048)	-	-	(55,927)
CDO X Deconsolidation	(133,624)	-	(16,097)	(291)	-	(150,012)
Total gains (losses) (B)
Included in net income (loss) (C)	(6,137)	(396)	836	(4,092)	-	(9,789)
Included in other comprehensive income (loss)	(9,836)	1,025	2,414	2,368	2,302	(1,727)
Amortization included in interest income	8,693	367	6,886	299	446	16,691
Purchases, sales and settlements
Purchases	44,119	-	-	-	-	44,119
Proceeds from sales	(18,708)	-	(3,295)	(3,743)	-	(25,746)
Proceeds from repayments	(18,346)	(15,585)	(10,280)	(788)	(689)	(45,688)
Balance at December 31, 2012	$29,194	$17,171	$25,954	$677	$5,998	$78,994

(A)	Transfers are assumed to occur at the beginning of the quarter. CDO V was deconsolidated on June 17, 2011 and CDO X was deconsolidated on September 12, 2012.
(B)	None of the gains (losses) recorded in earnings during the periods is attributable to the change in unrealized gains (losses) relating to Level 3 assets still held at the reporting dates.
(C)	These gains (losses) are recorded in the following line items in the consolidated statements of income:

	Year Ended December 31,
	2012		2011
	Level 3A	Level 3B	Level 3A	Level 3B
Gain (loss) on settlement of investments, net	$1,196	$9,000	$44,560	$22,895
Other income (loss), net	-	-	-	-
OTTI	(14)	(18,789)	(1,520)	(13,547)
Total	$1,182	$(9,789)	$43,040	$9,348
Gain (loss) on sale of investments, net, from investments transferred into Level 3 during the period	$-	$-	$-	$-

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011 and 2010
(dollars in tables in thousands, except per share data)

Securities Valuation

As of December 31, 2012, Newcastle’s securities valuation methodology and results are further detailed as follows:

			Fair Value
	Outstanding	Amortized			Internal
	Face	Cost	Multiple	Single	Pricing
Asset Type	Amount (A)	Basis (B)	Quotes (C)	Quote (D)	Models (E)	Total

CMBS	$474,992	$336,966	$255,784	$74,242	$46,365	$376,391
REIT debt	62,700	62,069	34,809	31,365	-	66,174
ABS - subprime	558,215	321,801	290,731	39,290	25,954	355,975
ABS - other real estate	10,098	1,547	-	798	677	1,475
FNMA / FHLMC	768,619	818,866	395,131	425,404	-	820,535
CDO	203,477	67,538	-	65,027	5,998	71,025
Total	$2,078,101	$1,608,787	$976,455	$636,126	$78,994	$1,691,575

(A)	Net of incurred losses.
(B)	Net of discounts (or gross premiums) and after OTTI, including impairment taken during the period ended December 31, 2012.
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

(D)	Management was unable to obtain quotations from more than one source on these securities. The one source was generally the seller (the party that sold us the security) or a pricing service.
(E)	Securities whose fair value was estimated based on internal pricing models are further detailed as follows:

				Unrealized
	Amortized		Impairment	Gains (Losses)	Weighted Average Significant Input
	Cost	Fair	Recorded in	in Accumulated	Discount	Prepayment	Cumulative	Loss
Asset Type	Basis (B)	Value	Current Year	OCI	Rate	Speed (F)	Default Rate	Severity

CMBS - conduit	$23,648	$29,193	$4,418	$5,545	10%	N/A	21%	39%
CMBS - Large loan
/ single borrower	18,326	17,172	-	(1,154)	6%	N/A	18%	40%
ABS - subprime	13,741	25,954	719	12,213	8%	2%	60%	75%
ABS - other real estate	455	677	64	222	8%	0%	44%	100%
CDO	3,979	5,998	-	2,019	18%	4%	69%	93%
Total	$60,149	$78,994	$5,201	$18,845

All of the significant inputs listed have some degree of market observability, based on Newcastle’s knowledge of the market, relationships with market participants, and use of common market data sources. Collateral prepayment, default and loss severity projections are in the form of “curves” or “vectors” that vary for each monthly collateral cash flow projection. Methods used to develop these projections vary by asset class (e.g., CMBS projections are developed differently than Home Equity ABS projections) but conform to industry conventions.  Newcastle uses assumptions that generate its best estimate of future cash flows of each respective security.

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
DECEMBER 31, 2012, 2011 and 2010
(dollars in tables in thousands, except per share data)

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

The following tables summarize certain information for real estate related loans and residential mortgage loans held-for-sale as of December 31, 2012:

				Valuation	Significant Input
	Outstanding			Allowance/	Range		Weighted Average
	Face	Carrying	Fair	(Reversal) In	Discount	Loss	Discount	Loss
Loan Type	Amount	Value	Value	Current Year	Rate	Severity	Rate	Severity
Mezzanine	$527,793	$442,529	$451,812	$4,049	6.5% - 25.0%	0.0% - 100.0%	10.1%	10.6%
Bank Loan	391,904	208,863	208,863	(19,123)	6.3% - 36.3%	0.0% - 100.0%	18.9%	37.6%
B-Note	171,258	161,610	162,285	(13,139)	8.0% - 15.0%	0.0%	10.4%	0.0%
Whole Loan	30,130	30,130	30,142	-	5.1% - 7.1%	0.0% - 15.0%	5.2%	14.5%
Total Real Estate Related Loans Held for Sale, Net	$1,121,085	$843,132	$853,102	$(28,213)

				Valuation
	Outstanding			Allowance/	Significant Input (Weighted Average)
	Face	Carrying	Fair	(Reversal) In	Discount	Prepayment	Cumulative	Loss
Loan Type	Amount	Value	Value	Current Year	Rate	Speed	Default Rate	Severity
Non-securitized Manufactured Housing Loans I	$573	$163	$163	$3	38.8%	0.0%	52.9%	75.0%
Non-securitized Manufactured Housing Loans II	3,072	2,308	2,308	(496)	15.5%	5.0%	3.5%	80.0%
Total Residential Mortgage Loans Held for Sale, Net	$3,645	$2,471	$2,471	$(493)

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

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011 and 2010
(dollars in tables in thousands, except per share data)

The following table summarizes certain information for residential mortgage loans held-for-investment as of December 31, 2012:

					Significant Input (Weighted Average)
Loan Type	Outstanding Face Amount	Carrying Value	Fair Value	Valuation Allowance/ (Reversal) In Current Year	Discount Rate	Prepayment Speed	Constant Default Rate	Loss Severity
Securitized Manufactured Housing Loans I	$118,746	$100,124	$99,964	$(49)	9.5%	4.0%	4.0%	75.0%
Securitized Manufactured Housing Loans II	153,193	150,123	148,441	3,926	7.5%	5.0%	3.5%	80.0%
Residential Loans	56,131	42,214	48,625	242	7.4%	4.7%	2.8%	46.6%
Total Residential Mortgage Loans, Held-for-Investment, Net	$328,070	$292,461	$297,030	$4,119

Excess MSRs Valuation

Fair value estimates of Newcastle’s Excess MSRs investments were based on internal pricing models.  The valuation technique is based on discounted cash flows. Significant inputs used in the valuations included expectations of prepayment speeds, delinquency rates, recapture rates, the excess mortgage servicing amount of the underlying mortgage loans, and discount rates that market participants would use in determining the fair values of servicing assets on similar pools of residential mortgage loans.  In addition, in valuing the Excess MSRs investments, management considered the likelihood of Nationstar being removed as servicer, which likelihood is considered to be remote.

The following table summarizes certain information regarding the inputs used in valuing the Excess MSRs investments as of December 31, 2012:

	Significant Input Ranges
	Prepayment Speed (A)	Delinquency (B)		Recapture Rate (C)	Excess Mortgage Servicing Amount (D)	Discount Rate
MSR Pool 1	17.1%	10.0%		35.0%	29 bps	18.0%
MSR Pool 1 - Recapture Agreement	8.0%	10.0%		35.0%	21 bps	18.0%
MSR Pool 2	16.7%	11.0%		35.0%	23 bps	17.3%
MSR Pool 2 - Recapture Agreement	8.0%	10.0%		35.0%	21 bps	17.3%
MSR Pool 3	16.9%	12.1%		35.0%	23 bps	17.6%
MSR Pool 3 - Recapture Agreement	8.0%	10.0%		35.0%	21 bps	17.6%
MSR Pool 4	18.6%	15.9%		35.0%	17 bps	17.9%
MSR Pool 4 - Recapture Agreement	8.0%	10.0%		35.0%	21 bps	17.9%
MSR Pool 5	15.0%	N/A	(E)	20.0%	13 bps	17.5%
MSR Pool 5 - Recapture Agreement	8.0%	N/A	(E)	20.0%	21 bps	17.5%

(A)	Projected annualized weighted average voluntary and involuntary prepayment rate using a prepayment vector.
(B)	Projected percentage of mortgage loans in the pool that are expected to miss their mortgage payments.
(C)	Percentage of voluntarily prepaid loans that are expected to be refinanced by Nationstar.
(D)	Weighted average total mortgage servicing amount in excess of the basic fee.
(E)	The Excess MSR will be paid on the total UPB of the mortgage portfolio (including both performing and delinquent loans until REO)

All of the assumptions listed have some degree of market observability, based on Newcastle’s knowledge of the market, relationships with market participants, and use of common market data sources.

Prepayment speed projections are in the form of a “vector” that varies over the expected life of the pool. The prepayment vector specifies the percentage of the collateral balance that is expected to prepay voluntarily (i.e., pay off) and involuntarily (i.e., default) at each point in the future. The prepayment vector is based on assumptions that reflect factors such as the borrower’s FICO score, loan-to-value ratio, debt-to-income ratio, vintage on a loan level basis, as well as the projected effect on loans eligible for the Home Affordable Refinance Program 2.0 (“HARP 2.0”). Management considers collateral-specific prepayment experience when determining this vector.  For the Recapture Agreements and recaptured loans, Newcastle also considers industry research on the prepayment experience of similar loan pools (i.e., loan pools composed of refinanced loans).  This data is obtained from remittance reports, market data services and other market sources.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011 and 2010
(dollars in tables in thousands, except per share data)

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

Recapture rates are based on actual average recapture rates experienced by Nationstar on similar mortgage loan pools.  Generally, Newcastle looks to one year worth of actual recapture rates, which management believes provides a reasonable sample for projecting future recapture rates while taking into account current market conditions.

For existing mortgage pools, excess mortgage servicing amount projections are based on the actual total mortgage servicing amount in excess of a basic fee.  For loans expected to be refinanced by Nationstar and subject to a Recapture Agreement, Newcastle considers the excess mortgage servicing amount on loans recently originated by Nationstar and other general market considerations.

The discount rates Newcastle uses are derived from market data on pricing of mortgage servicing rights backed by similar collateral.

Newcastle uses different prepayment and delinquency assumptions in valuing the Excess MSRs relating to the original loan pools, the Recapture Agreements and the Excess MSRs relating to recaptured loans.  The prepayment speed and delinquency rate assumptions differ because of differences in the collateral characteristics, eligibility for the Home Affordable Refinance Program 2.0 (“HARP 2.0”)  and expected borrower behavior for original loans and loans which have been refinanced.  Newcastle uses the same assumptions for recapture and discount rates when valuing Excess MSRs and Recapture Agreement.  These assumptions are based on historical recapture experience and market pricing.

Newcastle’s MSRs investments measured at fair value on a recurring basis using Level 3B inputs changed as follows:

	Level 3B (A)
	MSR Pool 1	MSR Pool 2	MSR Pool 3	MSR Pool 4	MSR Pool 5	Total
Balance at December 30, 2010
Transfers (B)
Transfers from Level 3A	-	-	-	-	-	-
Transfers into Level 3A	-	-	-	-	-	-
Gains (losses) included in net income (C)	-	-	-	-	-	-
Interest income	367	-	-	-	-	367
Purchases, sales and repayments
Purchases	43,742	-	-	-	-	43,742
Purchase adjustments	1,260	-	-	-	-	1,260
Proceeds from sales	-	-	-	-	-	-
Proceeds from repayments	(1,398)	-	-	-	-	(1,398)
Balance at December 30, 2011	$43,971	$-	$-	$-	$-	$43,971
Transfers (B)
Transfers from Level 3A	-	-	-	-	-	-
Transfers into Level 3A	-	-	-	-	-	-
Gains (losses) included in net income (C)	5,877	1,226	2,780	1,004	(1,864)	9,023
Interest income	7,955	3,450	3,409	1,381	11,293	27,488
Purchases, sales and repayments
Purchases	-	43,872	36,218	15,439	124,813	220,342
Purchase adjustments	(178)	(1,522)	-	-	-	(1,700)
Proceeds from sales	-	-	-	-	-	-
Proceeds from repayments	(16,715)	(7,704)	(6,973)	(2,788)	(19,908)	(54,088)
Balance at December 31, 2012	$40,910	$39,322	$35,434	$15,036	$114,334	$245,036

(A)	Includes the recapture agreement for each respective pool.
(B)	Transfers are assumed to occur at the beginning of the quarter.
(C)
The gains (losses) recorded in earnings during the period are attributable to the change in unrealized gains (losses) relating to Level 3 assets still held at the reporting dates. These gains (losses) are recorded in “Change in fair value of investments in excess mortgage servicing rights” in the consolidated statement of income.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011 and 2010
(dollars in tables in thousands, except per share data)

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

Newcastle’s derivatives are recorded on its balance sheet as follows:

		Fair Value
		December 31,
	Balance sheet location	2012	2011

Derivative Assets
Interest rate caps, designated as hedges	Derivative Assets	$-	$1,092
Interest rate caps, not designated as hedges	Derivative Assets	165	862
		$165	$1,954
Derivative Liabilities
Interest rate swaps, designated as hedges	Derivative Liabilities	$12,175	$90,025
Interest rate swaps, not designated as hedges	Derivative Liabilities	19,401	29,295
		$31,576	$119,320

The following table summarizes information related to derivatives:

	December 31,
	2012	2011
Cash flow hedges
Notional amount of interest rate swap agreements	$154,450	$848,434
Notional amount of interest rate cap agreements	-	104,205
Amount of (loss) recognized in OCI on effective portion	(12,050)	(69,908)
Deferred hedge gain (loss) related to anticipated financings, which have subsequently occurred, net of amortization	237	299
Deferred hedge gain (loss) related to dedesignation, net of amortization	(210)	(893)
Expected reclassification of deferred hedges from AOCI into earnings over the next 12 months	4	1,688
Expected reclassification of current hedges from AOCI into earnings over the next 12 months	(6,259)	(35,348)

Non-hedge Derivatives
Notional amount of interest rate swap agreements	294,203	316,600
Notional amount of interest rate cap agreements	23,400	36,428

The following table summarizes gains (losses) recorded in relation to derivatives:

	Income Statement	Year Ended December 31,
	Location	2012	2011	2010
Cash flow hedges
Gain (loss) on the ineffective portion	Other Income (Loss)	$483	$(917)	$580
Gain (loss) immediately recognized at dedesignation	Gain (Loss) on Sale of Investments, Other Income (Loss)	(7,036)	(13,939)	(39,184)
Amount of gain (loss) reclassified from AOCI into income, related to effective portion	Interest Expense	(30,631)	(63,350)	(83,869)
Deferred hedge gain reclassified from AOCI into income, related to anticipated financings	Interest Expense	61	58	475
Deferred hedge gain (loss) reclassified from AOCI into income, related to effective portion of dedesignated hedges	Interest Expense	1,189	2,259	(5,471)
Non-hedge derivatives gain (loss)	Other Income (Loss)	9,101	3,284	(1,240)

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

Repurchase agreements	Level 2	Valuation technique is based on market comparables. Significant variables include: • Amount and timing of expected future cash flows • Interest rates • Collateral funding spreads
Mortgage notes payable	Level 3	Valuation technique is based on discounted cash flows. Significant inputs include: • Amount and timing of expected future cash flows • Interest rates • Collateral funding spreads
Junior subordinated notes payable	Level 3	Valuation technique is based on discounted cash flow. Significant inputs include: • Amount and timing of expected future cash flows • Interest rates • Market yields and the credit spread of Newcastle

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011 and 2010
(dollars in tables in thousands, except per share data)

10.	DEBT OBLIGATIONS

The following table presents certain information regarding Newcastle’s debt obligations and related hedges:

	December 31, 2012															December 31, 2011
										Collateral
Debt Obligation/Collateral	Month Issued	Outstanding Face Amount	Carrying Value	Final Stated Maturity	Unhedged Weighted Average Funding Cost (A)		Weighted Average Funding Cost (B)	Weighted Average Maturity (Years)	Face Amount of Floating Rate Debt	Outstanding Face Amount (C)	Amortized Cost Basis (C)	Carrying Value (C)	Weighted Average Maturity (Years)	Floating Rate Face Amount (C)	Aggregate Notional Amount of Current Hedges (D)	Outstanding Face Amount	Carrying Value
CDO Bonds Payable
CDO IV (E)	Mar 2004	$79,898	$79,811	Mar 2039	1.83%		5.02%	1.3	$69,098	$168,111	$155,646	$151,250	1.9	$43,202	$69,098	$106,645	$106,454
CDO VI (E)	Apr 2005	91,578	91,578	Apr 2040	0.87%		5.35%	4.8	88,495	180,039	92,932	119,184	3.1	49,393	88,495	91,141	91,141
CDO VIII	Nov 2006	518,501	517,541	Nov 2052	0.78%		2.22%	2.4	510,901	707,189	523,202	551,058	2.9	385,978	154,450	577,133	575,736
CDO IX	May 2007	400,938	402,424	May 2052	0.59%		0.59%	2.3	400,938	637,873	517,982	527,903	3.2	326,849	-	480,125	482,329
CDO X (F)	Jul 2007	-	-	Jul 2052	N/A		-	-	-	-	-	-	-	-	-	1,150,000	1,147,945
		1,090,915	1,091,354				2.08%	2.5	1,069,432	1,693,212	1,289,762	1,349,395	2.9	805,422	312,043	2,405,044	2,403,605
Other Bonds and Notes Payable
MH Loans Portfolio I (G)	Apr 2010	70,056	66,199	Jul 2035	6.25%		6.25%	4.2	-	118,746	100,124	100,124	6.8	909	-	70,109	69,256
MH Loans Portfolio II (G)	May 2011	117,907	117,191	Dec 2033	4.40%		4.40%	3.9	-	153,193	150,123	150,123	5.6	25,727	-	126,856	125,630
Residential Mortgage Loans	Aug 2006	-	-	N/A	N/A		-	-	-	-	-	-	-	-	-	5,491	5,491
		187,963	183,390				5.07%	4.0	-	271,939	250,247	250,247	6.1	26,636	-	202,456	200,377
Repurchase Agreements
CDO Securities (I)	Dec 2012	5,658	5,658	Mar 2013	LIBOR+2.25%		2.46%	0.2	5,658	-	-	-	-	-	-	8,728	8,728
Non-agency RMBS (J)	Various	150,922	150,922	Jan 2013	LIBOR+2.00%		2.21%	0.1	150,922	344,177	215,212	228,493	6.9	344,177	-	-	-
FNMA/FHLMC securities (K)	Various	772,855	772,855	Various	0.53%		0.53%	0.1	772,855	768,619	818,866	820,536	3.5	768,619	N/A	231,012	231,012
		929,435	929,435				0.81%	0.1	929,435	1,112,796	1,034,078	1,049,029	4.6	1,112,796	-	239,740	239,740
Mortgage Notes Payable
BPM Senior Living Facilities	Jul 2012	88,400	88,400	Aug 2019	3.44%		3.44%	6.2	23,400	N/A	138,131	138,131	N/A	-	23,400	-	-
Utah Senior Living Facilities	Nov 2012	16,000	16,000	Oct 2017	LIBOR+3.75% (H)		4.75%	4.8	16,000	N/A	22,262	22,262	N/A	-	-	-	-
Courtyards Senior living facilities	Dec 2012	16,125	16,125	Oct 2017	LIBOR+3.75% (H)		4.75%	4.8	16,125	N/A	21,494	21,494	N/A	-	-	-	-
		120,525	120,525				3.79%	5.8	55,525	N/A	181,887	181,887	N/A	-	23,400	-	-
Corporate
Junior subordinated notes payable	Mar 2006	51,004	51,243	Apr 2035	7.574	% (M)	7.40%	22.3	-	-	-	-	-	-	-	51,004	51,248
		51,004	51,243				7.40%	22.3	-	-	-	-	-	-	-	51,004	51,248
Subtotal debt obligations		2,379,842	2,375,947				2.02%	2.3	$2,054,392	$3,077,947	$2,755,974	$2,830,558	3.8	$1,944,854	$335,443	$2,898,244	$2,894,970
Financing on subprime mortgage loans subject to call option	(L)	406,217	405,814													406,217	404,723
Total debt obligations		$2,786,059	$2,781,761													$3,304,461	$3,299,693

(A)	Weighted average, including floating and fixed rate classes and including the amortization of deferred financing costs.
(B)	Including the effect of applicable hedges.
(C)	Excluding (i) restricted cash held in CDOs to be used for principal and interest payments of CDO debt, and (ii) operating cash in senior living entities.
(D)
Including a $23.4 million notional amount of interest rate cap agreement in for the mortgage notes payable, and $69.1 million and $88.5 million of interest rate swap agreements in CDOs IV and VI, respectively, which were economic hedges not designated as hedges for accounting purposes.

(E)
These CDOs were not in compliance with their applicable over collateralization tests as of December 31, 2012. Newcastle is not receiving cash flows from these CDOs (other than senior management fees and cash flows on senior classes of bonds that were repurchased), since net interest is being used to pay debt, and expects these CDOs to remain out of compliance for the foreseeable future.

(F)	Deconsolidated on September 12, 2012.
(G)	Excluding $20.5 million face amount of other bonds payable relating to MH loans Portfolio I sold to certain Newcastle CDOs, which were eliminated in consolidation.
(H)	These financings have a Libor floor of 1%.
(I)
The counterparty of this repurchase agreement is Bank of America. It is secured by $21.0 million face amount of notes issued by Newcastle CDO VI, which is eliminated in consolidation. The maximum recourse to Newcastle is $1.4 million. This repurchase agreement was subsequently paid off in January 2013.

(J)	The counterparty on these repurchase agreements is Credit Suisse.
(K)
The counterparties on these repurchase agreements are Bank of America, Barclays, Citi and Goldman Sachs. Interest rates on these repurchase agreements are fixed, but will be reset on a short-term basis.

(L)	Issued in April 2006 and July 2007. See Note 5 regarding the securitizations of Subprime Portfolios I and II.
(M)	LIBOR + 2.25% after April 2016.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011 and 2010
(dollars in tables in thousands, except per share data)

Certain of the debt obligations included above are obligations of consolidated subsidiaries of Newcastle which own the related collateral.  In some cases, including the CDO and Other Bonds Payable, such collateral is not available to other creditors of Newcastle.

CDO Bonds Payable

Each CDO financing is subject to tests that measure the amount of over collateralization and excess interest in the transaction.  Failure to satisfy these tests would cause the principal and/or interest cashflow that would otherwise be distributed to more junior classes of securities (including those held by Newcastle) to be redirected to pay down the most senior class of securities outstanding until the tests are satisfied. As a result, our cash flow and liquidity are negatively impacted upon such a failure. As of December 31, 2012, CDOs IV and VI were not in compliance with their applicable over collateralization tests.

During 2010, Newcastle repurchased $483.7 million of CDO bonds for $215.8 million and recorded a gain of $265.7 million. During 2011, Newcastle repurchased $167.5 million face amount of CDO bonds for $102.0 million and recorded a gain of $65.0 million. During 2012, Newcastle repurchased $34.1 million face amount of CDO bonds for $10.9 million and recorded a gain of $23.2 million.

In December 2010, Newcastle, together with one or more of its wholly owned subsidiaries, completed a series of transactions whereby it repurchased approximately $257 million current principal balance of Newcastle CDO VI Class I-MM notes at a price of 67.5% of par. The purchased notes represent all of the outstanding Class I-MM notes of Newcastle CDO VI (the "notes"). Newcastle purchased the notes using a combination of restricted cash, unrestricted cash and proceeds from a new repurchase facility, entered into in connection with the purchase of a portion of the notes. In accordance with GAAP, Newcastle recorded an $82 million gain on the extinguishment of debt and $24 million of mark-to-market loss on the related interest rate swap agreement. As of December 31, 2012, the repurchase agreement had an outstanding balance of $5.7 million, which was secured by $21.0 million current principal balance of the notes. Although the repurchase facility contains mark to market provisions that require margin to be posted in the event that the value of the notes decreases, the recourse to Newcastle is limited to twenty-five percent of the then-outstanding balance of the repurchase facility, which was approximately $1.4 million as of December 31, 2012. The repurchase facility matures in March 2013 and bears interest at a rate of LIBOR + 2.25%. In January 2013, Newcastle paid off the outstanding repurchase agreement.

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

In June 2011, Newcastle deconsolidated a non-recourse financing structure, CDO V. Newcastle determined that it does not currently have the power to direct the relevant activities of CDO V as an event of default had occurred and Newcastle may be removed as the collateral manager by a single party. So long as the event of default continues, Newcastle will not be permitted to purchase or sell any collateral in CDO V. If Newcastle is removed as the collateral manager of CDO V, it would no longer receive the senior management fees from such CDO. As of February 27, 2013, Newcastle has not been removed as collateral manager. Newcastle does not expect the failure of these additional tests to have a material negative impact on its cash flows, business, results of operations or financial condition.

On September 12, 2012, Newcastle deconsolidated a non-recourse financing structure, CDO X.  Newcastle completed the sale of 100% of its interests in CDO X to the sole owner of the senior notes and another third party, in connection with the liquidation and termination of CDO X. Newcastle received $130 million for $89.75 million face amount of subordinated notes and all of its equity in CDO X. As a result, Newcastle recorded a gain on sale and deconsolidated CDO X. The sale and resulting deconsolidation has reduced Newcastle’s gross assets by $1.1 billion, reduced liabilities by $1.2 billion, decreased other comprehensive income by $25.5 million and resulted in a gain of $224.3 million in the quarter ended September 30, 2012. A condition to the sale of its interests was the right to purchase certain collateral held by CDO X. Newcastle purchased eight securities with a face amount of $101 million for 49.4% of par, or approximately $50 million. As of December 31, 2012, Newcastle had no continuing involvement with CDO X as it had been liquidated.

As of December 31, 2012, CDOs IV and VI were not in compliance with their applicable over collateralization tests and, consequently, Newcastle was not receiving cash flows from these CDOs currently (other than senior management fees and interest distributions from senior classes of bonds Newcastle owns).  Based upon Newcastle’s current calculations, Newcastle expects these two portfolios to remain out of compliance for the foreseeable future.  Moreover, given current market conditions, it is possible that all of Newcastle’s CDOs could be out of compliance with their over collateralization tests as of one or more measurement dates within the next twelve months.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011 and 2010
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

Mortgage Notes Payable

In the year ended December 31, 2012, Newcastle completed three acquisitions of senior living assets and funded each of the acquisitions with an equity investment and a third-party financing as follows:

On July 18, 2012, Newcastle completed the acquisition of eight senior housing facilities for an aggregate purchase price of approximately $143.3 million plus acquisition-related expenses.  The purchase price was funded with an equity investment of approximately $54.9 million and a third-party financing of approximately $88.4 million.  The financing is secured by the properties, non-recourse to the general credit of Newcastle, matures in August 2019 and currently has a weighted average interest rate of 3.44%. The financing is an interest- only loan through August 2013, requires principal repayments according to a 30-year amortization schedule thereafter and allows for additional future borrowings, subject to the terms and conditions of the agreement.

On November 1, 2012, Newcastle completed the acquisition of three senior housing facilities for an aggregate purchase price of approximately $22.6 million plus acquisition-related costs. The purchase price was funded with an equity investment of approximately $6.6 million and a third-party financing of approximately $16.0 million.  The financing is secured by the properties, non-recourse to the general credit of Newcastle, matures in October 2017 and currently has an interest rate of 4.75%.  The financing is an interest-only loan through October 2014 and requires principal repayments according to a 30-year amortization schedule thereafter.

On December 27, 2012, Newcastle completed the acquisition of a senior housing facility for an aggregate purchase price of approximately $21.5 million plus acquisition-related costs. The purchase price was funded with an equity investment of approximately $5.4 million and a third-party financing of approximately $16.1 million.  The financing is secured by the property, non-recourse to the general credit of Newcastle, matures in October 2017 and currently has an interest rate of 4.75%. The financing is an interest-only loan through October 2014 and requires principal repayments according to a 30-year amortization schedule thereafter.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011 and 2010
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

On April 30, 2009, Newcastle entered into an exchange agreement with several collateralized debt obligations managed by a third party pursuant to which Newcastle agreed to exchange newly issued junior subordinated notes due in 2035 with an initial aggregate principal amount of $101.7 million (the "Notes") for $100 million in aggregate liquidation amount of trust preferred securities that were previously issued by a subsidiary of Newcastle (the “TRUPs”) and were owned by the third party.  The Notes accrued interest at a rate of 1.0% per year, beginning on February 1, 2009, and the rate reverted to 7.574% on February 1, 2010 in connection with the preferred stock exchange (Note 11).  In conjunction with the exchange, the TRUPs were cancelled. Under the provisions of ASC 470-60, “Troubled Debt Restructurings by Debtors”, this exchange was considered a troubled debt restructuring which required Newcastle to account for the effect of the interest modification prospectively and to record the expenses related to the modification immediately through earnings.

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

			Consideration
	Repurchased junior		Reissued CDO
	subordinated notes		Cash	bonds		Total
Outstanding face amount	$52,094		$9,715	$37,625		$47,340
Weighted average coupon	7.574	% (A)	N/A	LIBOR + 0.66	% (B)
Maturity	April 2035			June 2052
				Assets within the respective CDOs
Collateral	General credit of Newcastle

(A)	LIBOR + 2.25% after April 2016.
(B)	Weighted average effective interest rate of approximately LIBOR+0.35% after the Exchange.

The fair value of the consideration paid approximated the fair value of the repurchased junior subordinated notes of $16.7 million.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011 and 2010
(dollars in tables in thousands, except per share data)

Maturity Table

Newcastle’s debt obligations (gross of $4.3 million of discounts at December 31, 2012) have contractual maturities as follows:

	Nonrecourse	Recourse	Total
2013	$4,786	$925,192	$929,978
2014	1,713	-	1,713
2015	2,274	-	2,274
2016	2,305	-	2,305
2017	32,763	-	32,763
Thereafter	1,817,026	-	1,817,026
Total	$1,860,867	$925,192	$2,786,059

Debt Covenants

Newcastle’s non-CDO financings and mortgage notes payable contain various customary loan covenants. Newcastle was in compliance with all of the covenants in its non-CDO financings and mortgage notes payable as of February 28, 2013.

11.	EQUITY AND EARNINGS PER SHARE

Earnings per Share

Newcastle is required to present both basic and diluted earnings per share (“EPS”).  Basic EPS is calculated by dividing net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding during each period.  Diluted EPS is calculated by dividing net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding plus the additional dilutive effect of common stock equivalents during each period. Newcastle’s common stock equivalents are its stock options. During 2012 and 2011, based on the treasury stock method, Newcastle had 1,620,043 and 6,324 dilutive common stock equivalents, respectively, resulting from its outstanding options. During 2010, Newcastle had no dilutive common stock equivalents (common stock equivalents are not dilutive in periods of net loss or when all of the exercise prices exceed the current market price). Net income (loss) applicable to common stockholders is equal to net income (loss) less preferred dividends, plus the excess of the carrying amount of exchanged preferred stock over the fair value of consideration paid (see “Preferred Stock” below).

In June 2012, Newcastle filed a shelf registration statement with the SEC covering common stock, preferred stock, depositary shares, debt securities and warrants.

Common Stock Offerings

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
DECEMBER 31, 2012, 2011 and 2010
(dollars in tables in thousands, except per share data)

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

In July 2012, Newcastle issued 25,300,000 shares of its common stock in a public offering at a price to the underwriters of $6.63 per share for net proceeds of approximately $167.4 million. Certain principals of Fortress participated in this offering and purchased an aggregate of 450,000 shares at a price of $6.70 per share. For the purpose of compensating the Manager for its successful efforts in raising capital for Newcastle, in connection with this offering, Newcastle granted options to the Manager to purchase 2,530,000 shares of Newcastle’s common stock at a price of $6.70, which had a fair value of approximately $8.3 million as of the grant date.

In January 2013, Newcastle issued 57,500,000 shares of its common stock in a public offering at a price to the public of $9.35 per share for net proceeds of approximately $526.2 million. Certain principals of Fortress participated in this offering and purchased an aggregate of 213,900 shares at a price of $9.35 per share. For the purpose of compensating the Manager for its successful efforts in raising capital for Newcastle, in connection with this offering, Newcastle granted options to the Manager to purchase 5,750,000 shares of Newcastle’s common stock at a price of $9.35, which had a fair value of approximately $18.0 million as of the grant date.

In February 2013, Newcastle issued 23,000,000 shares of its common stock in a public offering at a price to the underwriters of $10.34 per share for net proceeds of approximately $237.4 million. Certain principals of Fortress participated in this offering and purchased an aggregate of 191,000 shares at a price of $10.48 per share. For the purpose of compensating the Manager for its successful efforts in raising capital for Newcastle, in connection with this offering, Newcastle granted options to the Manager to purchase 2,300,000 shares of Newcastle’s common stock at a price of $10.48, which had a fair value of approximately $8.4 million as of the grant date.

Option Plan

In May 2012, Newcastle (adopted by the board of directors with the approval of the shareholders) adopted the 2012 Newcastle Nonqualified Stock option and Incentive Plan, or the “2012 Plan.”  The 2012 Plan is the successor to the Newcastle Option Plan for officers, directors, consultants and advisors, including the Manager and its employees, and is intended to facilitate the continued use of long-term equity-based awards and incentives for the benefit of the service providers to Newcastle and its Manager.  All outstanding options granted under the Stock Incentive Plan will continue to be subject to the terms and conditions as set forth in the agreements evidencing such options and the terms of the Newcastle Option Plan. The maximum number of shares available for issuance in the aggregate over the ten-year term of the 2012 Plan is equal to 20,000,000 shares. Newcastle’s Board may also determine to issue options to the Manager that are not subject to the Newcastle Option Plan, provided that the number of shares underlying any options granted to the Manager in connection with capital raising efforts would not exceed 10% of the shares sold in such offering and would be subject to New York Stock Exchange rules.

In June 2002, Newcastle (with the approval of the board of directors) adopted a nonqualified stock option and incentive award plan (the "Newcastle Option Plan'') for officers, directors, consultants and advisors, including the Manager and its employees.

Upon joining the board, the non-employee directors were, in accordance with the Newcastle Option Plan, automatically granted options to acquire an aggregate of 20,000 shares of common stock.  The fair value of such options was not material at the date of grant.

Through December 31, 2012, for the purpose of compensating the Manager for its successful efforts in raising capital for Newcastle, the Manager has been granted options representing the right to acquire 14,563,727 shares of common stock, with strike prices subject to adjustment as necessary to preserve the value of such options in connection with the occurrence of certain events (including capital dividends and capital distributions made by Newcastle). These options represented an amount equal to 10% of the shares of common stock of Newcastle sold in its public offerings and the value of such options was recorded as an increase in stockholders’ equity with an offsetting reduction of capital proceeds received.  The options granted to the Manager, which may be assigned by Fortress to its employees, were fully vested on the date of grant and one thirtieth of the options become exercisable on the first day of each of the following thirty calendar months, or earlier upon the occurrence of certain events, such as a change in control of Newcastle or the termination of the Management Agreement.  The options expire ten years from the date of issuance.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011 and 2010
(dollars in tables in thousands, except per share data)

Newcastle’s outstanding options were summarized as follows:

	December 31, 2012			December 31, 2011
	Issued Prior to 2011	Issued in 2011 and 2012	Total	Issued Prior to 2011	Issued in 2011	Total
Held by the Manager	1,751,172	7,934,166	9,685,338	1,686,447	4,312,500	5,998,947
Issued to the Manager and subsequently transferred to certain of Manager's employees	701,937	3,010,000	3,711,937	798,162	-	798,162
Issued to the independent directors	10,000	2,000	12,000	14,000	2,000	16,000
Total	2,463,109	10,946,166	13,409,275	2,498,609	4,314,500	6,813,109

The following table summarizes Newcastle’s outstanding options at December 31, 2012. Note that the last sales price on the New York Stock Exchange for Newcastle’s common stock in the year ended December 31, 2012 was $8.68 per share.

Recipient	Date of Grant/Exercise	Number of Options	Options Exercisable at December 31, 2012	Weighted Average Exercise Price (A)	Fair Value At Grant Date (Millions) (B)		Intrinsic Value at December 31, 2012 (millions)
Directors	Various	20,000	12,000	$17.07	Not Material		-
Manager (C)	2002 - 2007	3,523,727	2,453,109	$26.87	$6.4		-
Manager (C)	Mar-11	1,725,000	1,207,500	$6.00	$7.0	(F)	$4.5
Manager (C)	Sep-11	2,587,500	1,293,750	$4.55	$5.6	(G)	$10.5
Manager (C)	Apr-12	1,897,500	506,000	$6.22	$5.6	(H)	$4.7
Manager (C)	May-12	2,300,000	536,667	$6.71	$7.6	(I)	$4.5
Manager (C)	Jul-12	2,530,000	421,667	$6.70	$8.3	(J)	$5.0
Exercised (D)	Prior to 2008	(1,043,118)	N/A	$15.70	N/A		N/A
Exercised (E)	Oct-12	(95,834)	N/A	$5.28	N/A		N/A
Expired unexercised	2002	(35,500)	N/A	N/A	N/A		N/A
Outstanding		13,409,275	6,430,693

(A)
The strike prices are subject to adjustment in connection with return of capital dividends. A portion of Newcastle’s 2008 dividends was deemed return of capital dividends. The effect on the strike prices was not significant. As of December 31, 2012, the weighted average strike price of the outstanding options issued prior to 2011 was $26.84.

(B)
The fair value of the options was estimated using an option valuation model.  Since the Newcastle Option Plan has characteristics significantly different from those of traded options, and since the assumptions used in such model, particularly the volatility assumption, are subject to significant judgment and variability, the actual value of the options could vary materially from management’s estimate.  The volatility assumption for these options was estimated based primarily on the historical volatility of Newcastle’s common stock and management’s expectations regarding future volatility.  The expected life assumption for options issued prior to 2011 was estimated based on the simplified term method. This simplified method was used because Newcastle did not have sufficient historical data to conclude on the appropriate expected life of its options and because historical data to date was consistent with the simplified term method. The expected life assumption for options issued in 2011 and 2012 was estimated based primarily on the historical expected life of applicable previously issued options.

(C)	The Manager assigned certain of its options to Fortress’s employees as follows:

Date of Grant	Range of Strike Prices	Total Unexercised Inception to Date
2003	$20.35-$22.85	164,197
2004	$25.75-$31.40	226,125
2005	$29.60	89,925
2006	$29.42	48,875
2007	$27.75-$31.30	172,815
2011	$4.55-$6.00	1,460,000
2012	$6.22-$6.71	1,550,000
	Total	3,711,937

(D)
670,620 of the total options exercised were by the Manager. 368,498 of the total options exercised were by employees of Fortress subsequent to their assignment. 4,000 of the total options exercised were by directors.

(E)	Exercised by employees of Fortress subsequent to their assignment. The options exercised had an intrinsic value of $0.2 million.
(F)	The assumptions used in valuing the options were: a 1.7% risk-free rate, 107.8% volatility and a 3.3 year expected term.
(G)	The assumptions used in valuing the options were: a 1.13% risk-free rate, 13.2% dividend yield, 151.1% volatility and a 4.6 year expected term.
(H)	The assumptions used in valuing the options were: a 1.3% risk-free rate, 12.9% dividend yield, 149.4% volatility and a 4.7 year expected term.
(I)	The assumptions used in valuing the options were: a 1.05% risk-free rate, 11.9% dividend yield, 148.4% volatility and a 4.8 year expected term.
(J)	The assumptions used in valuing the options were: a 0.75% risk-free rate, 11.9% dividend yield, 147.5% volatility and a 4.8 year expected term.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011 and 2010
(dollars in tables in thousands, except per share data)

Preferred Stock

In March 2003, Newcastle issued 2.5 million shares ($62.5 million face amount) of its 9.75% Series B Cumulative Redeemable Preferred Stock (the “Series B Preferred”).  In October 2005, Newcastle issued 1.6 million shares ($40.0 million face amount) of its 8.05% Series C Cumulative Redeemable Preferred Stock (the “Series C Preferred”).  In March 2007, Newcastle issued 2.0 million shares ($50.0 million face amount) of its 8.375% Series D Cumulative Redeemable Preferred Stock (the “Series D Preferred”). The Series B Preferred, Series C Preferred and Series D Preferred are non-voting, have a $25 per share liquidation preference, no maturity date and no mandatory redemption.  Newcastle has the option to redeem the Series B Preferred, Series C Preferred and Series D Preferred, at their liquidation preference. If the Series C Preferred or Series D Preferred cease to be listed on the NYSE or the AMEX, or quoted on the NASDAQ, and Newcastle is not subject to the reporting requirements of the Exchange Act, Newcastle has the option to redeem the Series C Preferred or Series D Preferred, as applicable, at their liquidation preference and, during such time any shares of Series C Preferred or Series D Preferred are outstanding, the dividend will increase to 9.05% or 9.375% per annum, respectively.

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

As of January 31, 2013, Newcastle had paid all current and accrued dividends on its preferred stock.

12.  TRANSACTIONS WITH AFFILIATES AND AFFILIATED ENTITIES

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
DECEMBER 31, 2012, 2011 and 2010
(dollars in tables in thousands, except per share data)

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

In addition, Newcastle is party to Property Management Agreements with affiliates of Fortress to manage its senior living properties. Pursuant to the management agreement for each property, Newcastle pays management fees equal to 6% of the property’s gross income (as defined in the agreements) for the first two years and 7% thereafter.  Newcastle will reimburse the manager for certain expenses, primarily the compensation expense associated with the on-site employees. The Property Management Agreements have an initial term of ten years and provide for automatic one-year extension after the initial term, subject to termination rights.

	Amounts Incurred (in millions)
	2012	2011	2010
Management Fees	$24.2	$17.8	$16.8
Expense Reimbursement	0.5	0.5	0.5
Incentive Compensation	-	-	-

In 2009, principals of Fortress sold an aggregate of 1.1 million common shares of Newcastle to third parties at market prices.

In September 2011, certain principals of Fortress and officers of Newcastle participated in Newcastle’s public offering (Note 11) and purchased an aggregate of 1,314,780 common shares at the offering price.

In July 2012, certain principals of Fortress participated in Newcastle’s public offering (Note 11) and purchased an aggregate of 450,000 common shares at the offering price.

In January 2013, certain principals of Fortress participated in Newcastle’s public offering (Note 11) and purchased an aggregate of 213,900 common shares at the offering price.

In February 2013, certain principals of Fortress participated in Newcastle’s public offering (Note 11) and purchased an aggregate of 191,000 common shares at the offering price.

At December 31, 2012, Fortress, through its affiliates, and principals of Fortress, owned 4.9 million shares of Newcastle’s common stock and Fortress, through its affiliates, had options to purchase an additional 9.7 million shares of Newcastle’s common stock (Note 11).

At December 31, 2012 and 2011, Due To Affiliates was comprised of $3.6 million and $1.7 million, respectively, of management fees and expense reimbursements payable to the Manager.

Other Affiliated Entities

In April 2006, Newcastle securitized Subprime Portfolio I and, through Securitization Trust 2006, entered into a servicing agreement with a subprime home equity mortgage lender (the “Subprime Servicer”) to service this portfolio. In July 2006, private equity funds managed by an affiliate of Newcastle’s manager completed the acquisition of the Subprime Servicer. As compensation under the servicing agreement, the Subprime Servicer will receive, on a monthly basis, a net servicing fee equal to 0.5% per annum on the unpaid principal balance of the portfolio. In March 2007, through Securitization Trust 2007, Newcastle entered into a servicing agreement with the Subprime Servicer to service Subprime Portfolio II under substantially the same terms. The outstanding unpaid principal balances of Subprime Portfolios I and II were approximately $423.9 million and $564.5 million at December 31, 2012, respectively.

In April 2010, Newcastle, through two of its CDOs, made a cash investment of $75.0 million in a new real estate related loan to a portfolio company of a private equity fund managed by an affiliate of Newcastle’s manager.  Newcastle’s chairman is an officer of the borrower.  This investment improves the applicable CDOs’ results under some of their respective tests, and is expected to yield approximately 22%.  The loan is secured by subordinated interests in the properties of the borrower and its maturity has been extended to June 2019.  Interest on the loan will be accrued and deferred until maturity.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011 and 2010
(dollars in tables in thousands, except per share data)

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

See Note 6 for a discussion of the co-investments in Excess MSRs with Nationstar.

In the fourth quarter of 2012, Newcastle increased its investment in two different tranches of real estate related loans to a portfolio company of a private equity fund managed by an affiliate of Newcastle’s manager.  Newcastle’s chairman is also chairman of the board of directors of the portfolio company.   Newcastle purchased from third parties an aggregate face amount of $51.6 million for an aggregate purchase price of approximately $18.0 million in the fourth quarter of 2012. As of December 31, 2012, Newcastle held on its balance sheet an aggregate face amount of $161.6 million in these real estate related loans with a carrying value of approximately $60.0 million.  In January and February of 2013, Newcastle purchased from third parties an additional face amount of $186.4  million in these real estate related loans for an aggregate purchase price of approximately $66.2 million.

As of December 31, 2012, Newcastle held on its balance sheet a total face amount of $433.5 million of non-Agency RMBS serviced by Nationstar. The total UPG of these Nationstar serviced non-Agency RMBS was approximately $5.7 billion as of December 31, 2012.

As of December 31, 2012, Newcastle held on its balance sheet total investments of $395.2 million face amount of real estate securities and related loans issued by affiliates of the Manager. Newcastle earned approximately $25.8 million, $22.5 million and $22.2 million of interest on investments issued by affiliates of the Manager for the years ended December 31, 2012, 2011 and 2010, respectively.

In each instance described above, affiliates of Newcastle’s manager have an investment in the applicable affiliated fund and receive from the fund, in addition to management fees, incentive compensation if the fund’s aggregate investment returns exceed certain thresholds.

13.	COMMITMENTS AND CONTINGENCIES

Litigation — Newcastle is, from time to time, a defendant in legal actions from transactions conducted in the ordinary course of business. Management, after consultation with legal counsel, believes the ultimate liability arising from such actions, individually and in the aggregate, which existed at December 31, 2012, if any, will not materially affect Newcastle’s consolidated results of operations or financial position.

Environmental Costs — As a commercial real estate owner, Newcastle is subject to potential environmental costs. At December 31, 2012, management of Newcastle is not aware of any environmental concerns that would have a material adverse effect on Newcastle's consolidated financial position or results of operations.

Debt Covenants — Newcastle's debt obligations contain various customary loan covenants.  See Note 10.

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

Capital Commitment in a Joint Venture – As of December 31, 2012, Newcastle had a capital commitment of $27.3 million related to a 50% investment in a joint venture in connection with the acquisition of Excess MSRs on a portfolio of Ginnie Mae residential mortgage loans, see Note 15.

14.	INCOME TAXES

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

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011 and 2010
(dollars in tables in thousands, except per share data)

Since Newcastle distributed 100% of its 2012, 2011 and 2010 REIT taxable income (if any), no provision has been made for U.S. federal corporate income taxes in the accompanying consolidated financial statements.

Common stock distributions relating to 2012, 2011, and 2010 were taxable as follows:

	Dividends Per Share		Ordinary	Long-term
	Book Basis	Tax Basis	Income	Capital Gain	Return of Capital
2012	$0.84	$0.84	100.00%	0.00%	0.00%
2011	$0.40	$0.40	100.00%	0.00%	0.00%
2010	$0.00	$0.00	0.00%	0.00%	0.00%

During 2010 and 2009, Newcastle repurchased an aggregate of $787.8 million face amount of its outstanding CDO debt and junior subordinated notes at a discount and recorded $521.1 million of aggregate gain.  The gain recorded upon such cancellation of indebtedness is characterized as ordinary income for tax purposes.  In compliance with current tax laws, Newcastle has the ability to defer such ordinary income to future years and has deferred all or a portion of such gain for 2010 and 2009. However, cancellation of indebtedness income recognized on or after January 1, 2011 cannot be deferred and must generally be recognized as ordinary income in the year of such cancellation. During 2011, Newcastle repurchased $188.9 million face amount of its outstanding CDO debt and notes payable at a discount and recorded $81.1 million of gain for tax purposes, of which only $66.1 million gain relating to $171.8 million face amount of debt repurchased was recognized for GAAP purposes. During 2012, Newcastle repurchased $39.3 million face amount of Newcastle CDO debt and notes payable at a discount and recorded a $24.1 million gain on extinguishment of debt for GAAP, of which only $23.2 million of gain relating to $34.1 million face amount of debt repurchased was recognized for tax purposes.

In addition, Newcastle may recognize material ordinary income from the cancellation of debt within its non-recourse financing structures, including its subprime securitizations, while losses on the related collateral may be recognized as capital losses. Through December 31, 2012, $61.7 million of debt in Newcastle’s subprime securitizations has been cancelled as a result of losses incurred on the underlying assets in the securitization trusts.

As of December 31, 2011, Newcastle had a loss carryforward, inclusive of net operating loss and capital loss, of approximately $896.8 million. The net operating loss carryforward and capital loss carryforward can generally be used to offset future ordinary taxable income and taxable capital gains, for up to 20 years and 5 years, respectively.  The amounts of net operating loss carryforward and net long-term capital loss carryforward as of December 31, 2012 are subject to the finalization of the 2012 tax returns.

In January 2013, an “ownership change” for purposes of Section 382 of the Code occurred. The provisions of Section 382 of the Code will impose an annual limit on the amount of net operating loss and net capital loss carryforwards and built in losses that Newcastle can use to offset future taxable income. Such limitation may increase Newcastle’s dividend distribution requirement in the future. Newcastle does not believe that the limitation as a result of the January 2013 ownership change will prevent it from satisfying the REIT distribution requirement for the current year and future years.

15.	SUBSEQUENT EVENTS

These financial statements include a discussion of material events which have occurred subsequent to December 31, 2012 (referred to as “subsequent events”) through the issuance of these consolidated financial statements. Events subsequent to that date have not been considered in these financial statements.

On January 4, 2013, Newcastle, through a subsidiary’s investment in a joint venture, co-invested in Excess MSRs on a portfolio of Ginnie Mae residential mortgage loans with a UPB of approximately $13 billion as of November 30, 2012. Nationstar acquired the related servicing rights from Bank of America in November 2012. Newcastle invested approximately $27.3 million for a 50% interest in a joint venture which will acquire an approximately 67% interest in the Excess MSRs on this portfolio. The remaining interests in the joint venture will be owned by a Fortress-managed fund and the remaining interest of approximately 33% in the Excess MSRs will be owned by Nationstar. As the servicer, Nationstar will perform all servicing and advancing functions, and it will retain the ancillary income, servicing obligations and liabilities associated with this portfolio. Under the terms of this investment, to the extent that any loans in the portfolio are refinanced by Nationstar, the resulting Excess MSRs will be shared on a pro rata basis by the joint venture and Nationstar, subject to certain limitations.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011 and 2010
(dollars in tables in thousands, except per share data)

On January 6, 2013, Newcastle, through a subsidiary’s investment in a joint venture, agreed to co-invest in Excess MSRs on a portfolio of four pools of residential mortgage loans with a UPB of approximately $215 billion as of November 30, 2012. Approximately 53% of the loans in this portfolio are in private label securitizations, and the remainder are owned, insured or guaranteed by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation or the Government National Mortgage Association (“Ginnie Mae”). Nationstar has agreed to acquire the related servicing rights from Bank of America. Newcastle committed to invest approximately $340 million for a 50% interest in a joint venture which will acquire an approximately 67% interest in the Excess MSRs on this portfolio. The remaining interests in the joint venture will be owned by a Fortress-managed fund and the remaining interest of approximately 33% in the Excess MSRs will be owned by Nationstar. As the servicer, Nationstar will perform all servicing and advancing functions, and it will retain the ancillary income, servicing obligations and liabilities associated with this portfolio. Under the terms of this investment, to the extent that any loans in the portfolio are refinanced by Nationstar, the resulting Excess MSRs will be shared on a pro rata basis by the joint venture and Nationstar, subject to certain limitations. The majority of the investment is expected to close in the first quarter of 2013, subject to regulatory and third party approvals. There can be no assurance that Newcastle will complete this investment as anticipated or at all. On January 31, 2013, Newcastle completed the first closing of this co-investment.  The first closing related to Excess MSRs on loans with an aggregate UPB of approximately $58 billion as of December 31, 2012, that are owned, insured, or guaranteed by Fannie Mae or Freddie Mac.

On February 27, 2013, Newcastle, through a subsidiary, entered into an agreement to co-invest in non-performing mortgage loans with a UPB of approximately $83 million as of December 31, 2012.  Newcastle has invested approximately $35 million to acquire a 70% interest in the non-performing mortgage loans.  Nationstar has co-invested pari passu with Newcastle in 30% of the non-performing mortgage loans and will be the servicer of the loans performing all servicing and advancing functions, and retaining the ancillary income, servicing obligations and liabilities as the servicer.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011 and 2010
(dollars in tables in thousands, except per share data)

16.      SUMMARY QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

The following is unaudited summary information on Newcastle’s quarterly operations.

2012	Quarter Ended				Year Ended
	March 31 (A)	June 30 (A)	September 30 (A)	December 31	December 31
Interest income	$74,899	$82,438	$82,850	$70,272	$310,459
Interest expense	30,165	29,462	28,411	21,886	109,924
Net interest income (expense)	44,734	52,976	54,439	48,386	200,535
Impairment, net of the reversal of prior valuation allowances on loans	(7,080)	8,499	5,014	(12,097)	(5,664)
Other revenues	509	515	8,071	10,980	20,075
Other income (loss) (B)	29,752	(1,359)	235,782	15,542	279,717
Property operating expenses	225	232	5,043	7,443	12,943
Depreciation and amortization	2	2	2,385	4,586	6,975
Other operating expenses	8,360	12,946	12,612	17,977	51,895
Income (loss) from continuing operations	73,488	30,453	273,238	56,999	434,178
Income (loss) from discontinued operations	(17)	(14)	(17)	(20)	(68)
Preferred dividends	(1,395)	(1,395)	(1,395)	(1,395)	(5,580)
Income (loss) applicable to common stockholders	$72,076	$29,044	$271,826	$55,584	$428,530
Net income (loss) per share of common stock
Basic	$0.68	$0.21	$1.65	$0.32	$2.97
Diluted	$0.68	$0.21	$1.63	$0.32	$2.94
Income (loss) from discontinued operations per share of common stock
Basic	$-	$-	$-	$-	$-
Diluted	$-	$-	$-	$-	$-
Weighted average number of shares of common stock outstanding
Basic	105,181	134,115	164,238	172,519	144,146
Diluted	105,670	135,173	166,429	175,413	145,766

2011	Quarter Ended				Year Ended
	March 31 (A)	June 30 (C)	September 30 (A)	December 31	December 31
		(Restated)			(Restated)(C)
Interest income	$72,203	$74,143	$72,393	$73,557	$292,296
Interest expense	38,165	35,750	32,587	31,533	138,035
Net interest income (expense)	34,038	38,393	39,806	42,024	154,261
Impairment, net of the reversal of prior valuation allowances on loans	(36,773)	(9,067)	21,650	25,300	1,110
Other revenues	477	465	469	488	1,899
Other income (loss) (B)	45,469	103,961	18,802	12,630	180,862
Property operating expenses	249	233	322	306	1,110
Depreciation and amortization	4	4	3	1	12
Other operating expenses	6,851	7,407	7,181	8,821	30,260
Income (loss) from continuing operations	109,653	144,242	29,921	20,714	304,530
Income (loss) from discontinued operations	20	(35)	22	(18)	(11)
Preferred dividends	(1,395)	(1,395)	(1,395)	(1,395)	(5,580)
Income (loss) applicable to common stockholders	$108,278	$142,812	$28,548	$19,301	$298,939
Net income (loss) per share of common stock
Basic	$1.73	$1.80	$0.35	$0.18	$3.65
Diluted	$1.73	$1.80	$0.35	$0.18	$3.65
Income (loss) from discontinued operations per share of common stock
Basic	$-	$-	$-	$-	$-
Diluted	$-	$-	$-	$-	$-
Weighted average number of shares of common stock outstanding
Basic	62,602	79,282	80,425	105,175	81,984
Diluted	62,611	79,282	80,442	105,175	81,990

(A)
The Income Available for Common Stockholders shown agrees with Newcastle’s quarterly report(s) on Form 10-Q as filed with the Securities and Exchange Commission.  However, individual line items may vary from such report(s) due to the operations of properties sold, or classified as held for sale, during subsequent periods being retroactively reclassified to Income for Discontinued Operations for all periods presented (Note 8).

(B)	Including equity in earnings of unconsolidated subsidiaries.
(C)	Restated to correct the recording of the deconsolidation of CDO V as discussed in Note 2.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a)
Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d –15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information is recorded, processed, summarized and reported accurately and on a timely basis. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.  In connection with the 2011 error described in Note 2 to our consolidated financial statements included herein, our Chief Executive Office and Chief Financial Officer re-evaluated the Company’s disclosure controls and procedures and determined that there was a material weakness in our internal control over financial reporting with respect to the recording of the deconsolidation of CDO V in our consolidated financial statements for the year ended December 31, 2011.  However, our Chief Executive Office and Chief Financial Officer have determined that such weakness was subsequently remediated with the Manager’s addition of new personnel focused on the accounting for significant transactions. As a result, no material weakness existed as of the end of the period covered by this report.

(b)
Changes in Internal Control Over Financial Reporting. Except for the change noted above and below, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company is currently engaged in refining and harmonizing the internal controls and processes relating to the following senior housing assets with the Company’s internal controls and processes:  (i) eight senior housing assets acquired on July 18, 2012 from entities owned and managed by Walter C. Bowen; (ii) three senior housing assets acquired on November 1, 2012 from Retirement Place, Inc.; and (iii) a senior housing asset acquired on December 27, 2012 from Courtyards of River Park, Ltd.  The results of the senior living assets since their respective acquisition dates are included in the December 31, 2012 consolidated financial statements of the Company and constituted approximately 5 percent and 7 percent of total assets and net assets, respectively, as of December 31, 2012, and approximately 5 percent of revenue for the year then ended. Internal control over financial reporting of the acquired senior housing assets has been excluded from the Company’s annual assessment of the effectiveness of the Company's internal control over financial reporting in accordance with the general guidance issued by the Securities and Exchange Commission that an assessment of a recent business combination may be omitted from management’s report on internal control over financial reporting in the year of consolidation.

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
•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  As noted above, the Company has excluded from its assessment internal control over financial reporting of recently acquired senior housing assets in accordance with the general guidance issued by the Securities and Exchange Commission that an assessment of a recent business combination may be omitted from management’s report on internal control over financial reporting in the year of consolidation.  See Note 7 to the Company’s consolidated financial statements included in this Form 10-K.

Based on our assessment, management concluded that, as of December 31, 2012, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. This report appears at the beginning of “Financial Statements and Supplementary Data.”

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Incorporated by reference to our definitive proxy statement for the 2013 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days after the fiscal year ended December 31, 2012.

Item 11. Executive Compensation.

Incorporated by reference to our definitive proxy statement for the 2013 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days after the fiscal year ended December 31, 2012.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated by reference to our definitive proxy statement for the 2013 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days after the fiscal year ended December 31, 2012.

Item 13. Certain Relationships and Related Transactions, Director Independence.

Incorporated by reference to our definitive proxy statement for the 2013 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days after the fiscal year ended December 31, 2012.

Item 14. Principal Accounting Fees and Services.

Incorporated by reference to our definitive proxy statement for the 2013 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days after the fiscal year ended December 31, 2012.

PART IV

Item 15.  Exhibits; Financial Statement Schedules.

(a)	and (c) Financial statements and schedules:
See “Financial Statements and Supplementary Data.”

(b)	Exhibits filed with this Form 10-K:

3.1.1	Articles of Amendment and Restatement (incorporated by reference to the Registrant’s Registration Statement on Form S-11 (File No. 333-90578), Exhibit 3.1).

3.2	Articles Supplementary relating to the Series B Preferred Stock (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003, Exhibit 3.3).

3.3	Articles Supplementary relating to the Series C Preferred Stock (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 3.3, filed on October 25, 2005).

3.4	Articles Supplementary relating to the Series D Preferred Stock (incorporated by reference to the Registrant’s Report on Form 8-A, Exhibit 3.1, filed on March 14, 2007).

3.5	Amended and Restated By-laws (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on May 8, 2006).

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

10.3	2012 Newcastle Investment Corp. Nonqualified Stock Option and Incentive Award Plan, adapted as of May 7, 2012.

10.4
Exchange Agreement between Newcastle Investment Corp. and Taberna Preferred Funding IV, Ltd., Taberna Preferred Funding V, Ltd., Taberna Preferred Funding VI, Ltd. And Taberna Preferred Funding VII, Ltd., dated April 30, 2009 (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.1, filed on May 4, 2009).

10.5
Exchange Agreement, dated as of January 29, 2010, by and among Newcastle Investment Corp., Taberna Capital Management, LLC, Taberna Preferred Funding IV, Ltd., Taberna Preferred Funding V, Ltd., Taberna Preferred Funding VI, Ltd. And Taberna Preferred Funding VII, Ltd. (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.1, filed on February 2, 2010).

10.6
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

10.8
Future Spread Agreement for FNMA Mortgage Loans, dated as of May 13, 2012, between Nationstar Mortgage LLC and NIC MSR V LLC (incorporated by reference to the Registrant’s Report on Form 10-K, Exhibit 10.6, filed on March 15, 2012).

10.9
Future Spread Agreement for FHLMC Mortgage Loans, dated as of May 13, 2012, between Nationstar Mortgage LLC and NIC MSR IV LLC (incorporated by reference to the Registrant’s Report on Form 10-K, Exhibit 10.6, filed on March 15, 2012).

10.10
Future Spread Agreement for Non-Agency Mortgage Loans, dated as of May 13, 2012, between Nationstar Mortgage LLC and NIC MSR VI LLC (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.6, filed on May 15, 2012).

10.11
Future Spread Agreement for GNMA Mortgage Loans, dated as of May 13, 2012, between Nationstar Mortgage LLC and NIC MSR VII LLC (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.8, filed on May 15, 2012).

10.12
Amended and Restated Current Excess Servicing Spread Acquisition Agreement for FNMA Mortgage Loans, dated as of June 7, 2012, between Nationstar Mortgage LLC and NIC MSR II LLC (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.1, filed on June 7, 2012).

10.13
Amended and Restated Future Spread Agreement for FNMA Mortgage Loans, dated June 7, 2012, between Nationstar Mortgage LLC and NIC MSR II LLC (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.2, filed on June 7, 2012).

10.14
Amended and Restated Current Excess Servicing Spread Acquisition Agreement for FHLMC Mortgage Loans, dated as of June 7, 2012, between Nationstar Mortgage LLC and NIC MSR II LLC (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.3, filed on June 7, 2012).

10.15
Amended and Restated Future Spread Agreement for FHLMC Mortgage Loans, dated June 7, 2012, between Nationstar Mortgage LLC and NIC MSR II LLC (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.4, filed on June 7, 2012).

10.16
Amended and Restated Current Excess Servicing Spread Acquisition Agreement for Non-Agency Mortgage Loans, dated as of June 7, 2012, between Nationstar Mortgage LLC and NIC MSR II LLC (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.5, filed on June 7, 2012).

10.17
Amended and Restated Future Spread Agreement for Non-Agency Mortgage Loans, dated June 7, 2012, between Nationstar Mortgage LLC and NIC MSR II LLC (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.6, filed on June 7, 2012).

10.18
Current Excess Servicing Spread Acquisition Agreement for FHLMC Mortgage Loans, dated as of May 31, 2012, between Nationstar Mortgage LLC and NIC MSR III LLC (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.1, filed on June 6, 2012).

10.19
Future Spread Agreement for FHLMC Mortgage Loans , dated May 31, 2012, between Nationstar Mortgage LLC and NIC MSR III LLC (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.2, filed on June 6, 2012).

10.20
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

10.23
Amended and Restated Current Excess Servicing Spread Acquisition Agreement for GNMA Mortgage Loans, dated as of June 28, 2012, between Nationstar Mortgage LLC and NIC MSR VII LLC (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.4, filed on July 5, 2012).

10.24
Master Designation Agreement, dated as of July 17, 2012, among B Healthcare Properties LLC and the designees listed on the signature pages attached thereto (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.1, filed on July 23, 2012).

10.25
Amended and Restated Purchase Agreement, dated as of February 27, 2012, by and among the Purchasers named therein, the Sellers named therein, the Former Sellers named therein and Walter C. Bowen (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.2, filed on July 23, 2012).

10.26
Amendment No. 1 to the Amended and Restated Purchase Agreement, dated as of March 30, 2012, among the Purchasers named therein, the Sellers named therein, BDC/West Covina II, LLC and Walter C. Bowen (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.3, filed on July 23, 2012).

10.27
Amendment No. 2 to the Amended and Restated Purchase Agreement, dated as of April 11, 2012, among the Purchasers named therein, the Sellers named therein and Walter C. Bowen (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.4, filed on July 23, 2012).

10.28
Amendment No. 3 to the Amended and Restated Purchase Agreement, dated as of April 27, 2012, among the Purchasers named therein, the Sellers named therein and Walter C. Bowen (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.5, filed on July 23, 2012).

10.29
Amendment No 4 to the Amended and Restated Purchase Agreement, dated as of June 14, 2012, among the Purchasers named therein, the Sellers named therein and Walter C. Bowen (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.6, filed on July 23, 2012).

10.30
Amendment No. 5 to the Amended and Restated Purchase Agreement, dated as of July 16, 2012, among the Purchasers named therein, the Sellers named therein and Walter C. Bowen (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.7, filed on July 23, 2012).

10.31
Master Credit Facility Agreement, dated as of July 18, 2012, by and among the Borrowers named therein, Propco LLC, TRS LLC and Oak Grove Commercial Mortgage, LLC (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.8, filed on July 23, 2012).

10.32
Assignment of Master Credit Facility Agreement and Other Loan Documents, dated as of July 18, 2012, from Oak Grove Commercial Mortgage, LLC to Fannie Mae (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.9, filed on July 23, 2012).

10.33
Management Agreement, dated as of July 5, 2012, between Willow Park Management LLC and Willow Park Leasing LLC (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.10, filed on July 23, 2012).

10.34
Sale and Cooperation Agreement, dated September 7, 2012, among Newcastle Investment Corp., Barclays Bank PLC and ED LIMITED (incorporated by reference to the Registrant’s Report on Form 10-Q, Exhibit 10.33, filed on October 26, 2012).

10.35	Current Excess Servicing Spread Acquisition Agreement for GNMA Mortgage Loans, dated as of December 31, 2012, between Nationstar Mortgage LLC and MSR VIII LLC

10.36	Future Spread Agreement for GNMA Mortgage Loans, dated as of December 31, 2012, between Nationstar Mortgage LLC and MSR VIII LLC

10.37	Current Excess Servicing Spread Acquisition Agreement for FHLMC Mortgage Loans, dated as of January 6, 2013, between Nationstar Mortgage LLC and MSR IX LLC

10.38	Future Spread Agreement for FHLMC Mortgage Loans, dated as of January 6, 2013, between Nationstar Mortgage LLC and MSR IX LLC

10.39	Current Excess Servicing Spread Acquisition Agreement for FNMA Mortgage Loans, dated as of January 6, 2013, between Nationstar Mortgage LLC and MSR X LLC

10.40	Future Spread Agreement for FNMA Mortgage Loans, dated as of January 6, 2013, between Nationstar Mortgage LLC and MSR X LLC

10.41	Current Excess Servicing Spread Acquisition Agreement for GNMA Mortgage Loans, dated as of January 6, 2013, between Nationstar Mortgage LLC and MSR XI LLC

10.42	Future Spread Agreement for GNMA Mortgage Loans, dated as of January 6, 2013, between Nationstar Mortgage LLC and MSR XI LLC

10.43	Current Excess Servicing Spread Acquisition Agreement for Non-Agency Mortgage Loans, dated as of January 6, 2013, between Nationstar Mortgage LLC and MSR XII LLC

10.44	Future Spread Agreement for Non-Agency Mortgage Loans, dated as of January 6, 2013, between Nationstar Mortgage LLC and MSR XII LLC

10.45	Current Excess Servicing Spread Acquisition Agreement for Non-Agency Mortgage Loans, dated as of January 6, 2013, between Nationstar Mortgage LLC and MSR XIII LLC

10.46	Future Spread Agreement for Non-Agency Mortgage Loans, dated as of January 6, 2013, between Nationstar Mortgage LLC and MSR XIII LLC

12.1	Statements re: Computation of Ratios.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.

31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

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

February 28, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Kenneth M. Riis
Kenneth M. Riis
Director and Chief Executive Officer

February 28, 2013

By:	/s/ Brian C. Sigman
Brian C. Sigman
Chief Financial Officer and Principal Accounting Officer

February 28, 2013

By:	/s/ Kevin J. Finnerty
Kevin J. Finnerty
Director

February 28, 2013

By:	/s/ Stuart A. McFarland
Stuart A. McFarland
Director

February 28, 2013

By:	/s/ David K. McKown
David K. McKown
Director

February 28, 2013

By:	/s/ Alan L. Tyson
Alan L. Tyson
Director

February 28, 2013

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

Exhibit Index

3.5.1	Articles of Amendment and Restatement (incorporated by reference to the Registrant’s Registration Statement on Form S-11 (File No. 333-90578), Exhibit 3.1).

3.6	Articles Supplementary relating to the Series B Preferred Stock (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003, Exhibit 3.3).

3.7	Articles Supplementary relating to the Series C Preferred Stock (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 3.3, filed on October 25, 2005).

3.8	Articles Supplementary relating to the Series D Preferred Stock (incorporated by reference to the Registrant’s Report on Form 8-A, Exhibit 3.1, filed on March 14, 2007).

3.9	Amended and Restated By-laws (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on May 8, 2006).

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

10.3	2012 Newcastle Investment Corp. Nonqualified Stock Option and Incentive Award Plan as of May 7, 2012.

10.4
Exchange Agreement between Newcastle Investment Corp. and Taberna Preferred Funding IV, Ltd., Taberna Preferred Funding V, Ltd., Taberna Preferred Funding VI, Ltd. And Taberna Preferred Funding VII, Ltd., dated April 30, 2009 (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.1, filed on May 4, 2009).

10.5
Exchange Agreement, dated as of January 29, 2010, by and among Newcastle Investment Corp., Taberna Capital Management, LLC, Taberna Preferred Funding IV, Ltd., Taberna Preferred Funding V, Ltd., Taberna Preferred Funding VI, Ltd. And Taberna Preferred Funding VII, Ltd. (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.1, filed on February 2, 2010).

10.6
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

10.8
Future Spread Agreement for FNMA Mortgage Loans, dated as of May 13, 2012, between Nationstar Mortgage LLC and NIC MSR V LLC (incorporated by reference to the Registrant’s Report on Form 10-K, Exhibit 10.6, filed on March 15, 2012).

10.9
Future Spread Agreement for FHLMC Mortgage Loans, dated as of May 13, 2012, between Nationstar Mortgage LLC and NIC MSR IV LLC (incorporated by reference to the Registrant’s Report on Form 10-K, Exhibit 10.6, filed on March 15, 2012).

10.10
Future Spread Agreement for Non-Agency Mortgage Loans, dated as of May 13, 2012, between Nationstar Mortgage LLC and NIC MSR VI LLC (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.6, filed on May 15, 2012).

10.11
Future Spread Agreement for GNMA Mortgage Loans, dated as of May 13, 2012, between Nationstar Mortgage LLC and NIC MSR VII LLC (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.8, filed on May 15, 2012).

10.12
Amended and Restated Current Excess Servicing Spread Acquisition Agreement for FNMA Mortgage Loans, dated as of June 7, 2012, between Nationstar Mortgage LLC and NIC MSR II LLC (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.1, filed on June 7, 2012).

10.13
Amended and Restated Future Spread Agreement for FNMA Mortgage Loans, dated June 7, 2012, between Nationstar Mortgage LLC and NIC MSR II LLC (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.2, filed on June 7, 2012).

10.14
Amended and Restated Current Excess Servicing Spread Acquisition Agreement for FHLMC Mortgage Loans, dated as of June 7, 2012, between Nationstar Mortgage LLC and NIC MSR II LLC (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.3, filed on June 7, 2012).

10.15
Amended and Restated Future Spread Agreement for FHLMC Mortgage Loans, dated June 7, 2012, between Nationstar Mortgage LLC and NIC MSR II LLC (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.4, filed on June 7, 2012).

10.16
Amended and Restated Current Excess Servicing Spread Acquisition Agreement for Non-Agency Mortgage Loans, dated as of June 7, 2012, between Nationstar Mortgage LLC and NIC MSR II LLC (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.5, filed on June 7, 2012).

10.17
Amended and Restated Future Spread Agreement for Non-Agency Mortgage Loans, dated June 7, 2012, between Nationstar Mortgage LLC and NIC MSR II LLC (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.6, filed on June 7, 2012).

10.18
Current Excess Servicing Spread Acquisition Agreement for FHLMC Mortgage Loans, dated as of May 31, 2012, between Nationstar Mortgage LLC and NIC MSR III LLC (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.1, filed on June 6, 2012).

10.19
Future Spread Agreement for FHLMC Mortgage Loans , dated May 31, 2012, between Nationstar Mortgage LLC and NIC MSR III LLC (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.2, filed on June 6, 2012).

10.20
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

10.23
Amended and Restated Current Excess Servicing Spread Acquisition Agreement for GNMA Mortgage Loans, dated as of June 28, 2012, between Nationstar Mortgage LLC and NIC MSR VII LLC (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.4, filed on July 5, 2012).

10.24
Master Designation Agreement, dated as of July 17, 2012, among B Healthcare Properties LLC and the designees listed on the signature pages attached thereto (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.1, filed on July 23, 2012).

10.25
Amended and Restated Purchase Agreement, dated as of February 27, 2012, by and among the Purchasers named therein, the Sellers named therein, the Former Sellers named therein and Walter C. Bowen (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.2, filed on July 23, 2012).

10.26
Amendment No. 1 to the Amended and Restated Purchase Agreement, dated as of March 30, 2012, among the Purchasers named therein, the Sellers named therein, BDC/West Covina II, LLC and Walter C. Bowen (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.3, filed on July 23, 2012).

10.27
Amendment No. 2 to the Amended and Restated Purchase Agreement, dated as of April 11, 2012, among the Purchasers named therein, the Sellers named therein and Walter C. Bowen (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.4, filed on July 23, 2012).

10.28
Amendment No. 3 to the Amended and Restated Purchase Agreement, dated as of April 27, 2012, among the Purchasers named therein, the Sellers named therein and Walter C. Bowen (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.5, filed on July 23, 2012).

10.29
Amendment No 4 to the Amended and Restated Purchase Agreement, dated as of June 14, 2012, among the Purchasers named therein, the Sellers named therein and Walter C. Bowen (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.6, filed on July 23, 2012).

10.30
Amendment No. 5 to the Amended and Restated Purchase Agreement, dated as of July 16, 2012, among the Purchasers named therein, the Sellers named therein and Walter C. Bowen (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.7, filed on July 23, 2012).

10.31
Master Credit Facility Agreement, dated as of July 18, 2012, by and among the Borrowers named therein, Propco LLC, TRS LLC and Oak Grove Commercial Mortgage, LLC (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.8, filed on July 23, 2012).

10.32
Assignment of Master Credit Facility Agreement and Other Loan Documents, dated as of July 18, 2012, from Oak Grove Commercial Mortgage, LLC to Fannie Mae (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.9, filed on July 23, 2012).

10.33
Management Agreement, dated as of July 5, 2012, between Willow Park Management LLC and Willow Park Leasing LLC (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.10, filed on July 23, 2012).

10.34
Sale and Cooperation Agreement, dated September 7, 2012, among Newcastle Investment Corp., Barclays Bank PLC and ED LIMITED (incorporated by reference to the Registrant’s Report on Form 10-Q, Exhibit 10.33, filed on October 26, 2012).

10.35	Current Excess Servicing Spread Acquisition Agreement for GNMA Mortgage Loans, dated as of December 31, 2012, between Nationstar Mortgage LLC and MSR VIII LLC

10.36	Future Spread Agreement for GNMA Mortgage Loans, dated as of December 31, 2012, between Nationstar Mortgage LLC and MSR VIII LLC

10.37	Current Excess Servicing Spread Acquisition Agreement for FHLMC Mortgage Loans, dated as of January 6, 2013, between Nationstar Mortgage LLC and MSR IX LLC

10.38	Future Spread Agreement for FHLMC Mortgage Loans, dated as of January 6, 2013, between Nationstar Mortgage LLC and MSR IX LLC

10.39	Current Excess Servicing Spread Acquisition Agreement for FNMA Mortgage Loans, dated as of January 6, 2013, between Nationstar Mortgage LLC and MSR X LLC

10.40	Future Spread Agreement for FNMA Mortgage Loans, dated as of January 6, 2013, between Nationstar Mortgage LLC and MSR X LLC

10.41	Current Excess Servicing Spread Acquisition Agreement for GNMA Mortgage Loans, dated as of January 6, 2013, between Nationstar Mortgage LLC and MSR XI LLC

10.42	Future Spread Agreement for GNMA Mortgage Loans, dated as of January 6, 2013, between Nationstar Mortgage LLC and MSR XI LLC

10.43	Current Excess Servicing Spread Acquisition Agreement for Non-Agency Mortgage Loans, dated as of January 6, 2013, between Nationstar Mortgage LLC and MSR XII LLC

10.44	Future Spread Agreement for Non-Agency Mortgage Loans, dated as of January 6, 2013, between Nationstar Mortgage LLC and MSR XII LLC

10.45	Current Excess Servicing Spread Acquisition Agreement for Non-Agency Mortgage Loans, dated as of January 6, 2013, between Nationstar Mortgage LLC and MSR XIII LLC

10.46	Future Spread Agreement for Non-Agency Mortgage Loans, dated as of January 6, 2013, between Nationstar Mortgage LLC and MSR XIII LLC

12.1	Statements re: Computation of Ratios.

21.2	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.

31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*XBRL (Extensible Business Reporting Language) information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.