Form 10-Q
period 2013-03-31
NEWCASTLE INVESTMENT CORP
filed 2013-05-03
CIK 1175483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _____________________________ to _____________________________

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

Common stock, $0.01 par value per share: 253,025,645 shares outstanding as of May 2, 2013.

1

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements relate to, among other things, the operating performance of our investments, the stability of our earnings, and our financing needs.  Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “endeavor,” “seek,” “anticipate,” “estimate,” “overestimate,” “underestimate,” “believe,” “could,” “project,” “predict,” “continue” or other similar words or expressions.  Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information.  Our ability to predict results or the actual outcome of future plans or strategies is inherently uncertain.  Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements.  These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results.  Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

●	reductions in cash flows received from our investments;
●	our ability to deploy capital accretively;
●	the risks that default and recovery rates on our real estate securities and loan portfolios deteriorate compared to our underwriting estimates;
●	changes in prepayment rates on the loans underlying certain of our assets;
●	the relationship between yields on assets which are paid off and yields on assets in which such monies can be reinvested;
●	the relative spreads between the yield on the assets we invest in and the cost of financing;
●	changes in economic conditions generally and the real estate and debt securities markets specifically;
●	adverse changes in the financing markets we access affecting our ability to finance our investments, or in a manner that maintains our historic net spreads;
●
changing risk assessments by lenders that potentially lead to increased margin calls, not extending our repurchase agreements or other financings in accordance with their current terms or entering into new financings with us;

●	changes in interest rates and/or credit spreads, as well as the success of any hedging strategy we may undertake in relation to such changes;
●	the quality and size of the investment pipeline and the rate at which we can invest our cash at attractive risk-adjusted returns, including cash inside our collateralized debt obligations (“CDOs”);
●
impairments in the value of the collateral underlying our investments and the relation of any such impairments to our judgments as to whether changes in the market value of our securities, loans or real estate are temporary or not and whether circumstances bearing on the value of such assets warrant changes in carrying values;

●	legislative/regulatory changes, including but not limited to, any modification of the terms of loans;
●	the availability and cost of capital for future investments;
●	competition within the finance and real estate industries; and
●	other risks detailed from time to time below, particularly under the heading “Risk Factors,” and in our other reports filed with or furnished to the Securities and Exchange Commission (the “SEC”).

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

2

SPECIAL NOTE REGARDING EXHIBITS

In reviewing the agreements included as exhibits to this Quarterly Report on Form 10-Q, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements.  The agreements contain representations and warranties by each of the parties to the applicable agreement.  These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

●	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements provide to be inaccurate;

●	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

●	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

●	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

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

3

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	March 31, 2013
	(Unaudited)	December 31, 2012
Assets
Real estate securities, available-for-sale	$2,495,473	$1,691,575
Real estate related loans, held-for-sale, net	851,525	843,132
Residential mortgage loans, held-for-investment, net	317,708	292,461
Residential mortgage loans, held-for-sale, net	2,380	2,471
Investments in excess mortgage servicing rights at fair value	236,555	245,036
Investments in equity method investees at fair value	102,588	—
Subprime mortgage loans subject to call option	406,115	405,814
Investments in real estate, net of accumulated depreciation	168,515	169,473
Intangibles, net of accumulated amortization	16,218	19,086
Other investments	24,907	24,907
Cash and cash equivalents	534,772	231,898
Restricted cash	11,494	2,064
Derivative assets	176	165
Receivables and other assets	27,577	17,230
Total Assets	$5,196,003	$3,945,312

Liabilities and Stockholders’ Equity
Liabilities
CDO bonds payable	$1,015,560	$1,091,354
Other bonds and notes payable	173,723	183,390
Repurchase agreements	1,473,586	929,435
Mortgage notes payable	120,525	120,525
Financing of subprime mortgage loans subject to call option	406,115	405,814
Junior subordinated notes payable	51,242	51,243
Derivative liabilities	26,612	31,576
Dividends Payable	56,596	38,884
Due to affiliates	4,611	3,620
Purchase price payable on investments in excess mortgage servicing rights	59	59
Accrued expenses and other liabilities	17,875	16,352
Total Liabilities	$3,346,504	$2,872,252

Commitments and contingencies

Stockholders’ Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized, 1,347,321 shares of 9.75% Series B Cumulative Redeemable Preferred Stock, 496,000 shares of 8.05% Series C Cumulative Redeemable Preferred Stock, and 620,000 shares of 8.375% Series D Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, issued and outstanding as of March 31, 2013 and December 31, 2012	$61,583	$61,583
Common stock, $0.01 par value, 500,000,000 shares authorized, 253,025,645 and 172,525,645 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	2,530	1,725
Additional paid-in capital	2,472,931	1,710,083
Accumulated deficit	(790,143)	(771,095)
Accumulated other comprehensive income (loss)	102,598	70,764
Total Equity	$1,849,499	$1,073,060

Total Liabilities and Stockholders’ Equity	$5,196,003	$3,945,312

Statement continues on the next page.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

The following table presents certain assets of consolidated variable interest entities (VIEs), which are included in the Consolidated Balance Sheets above. The assets in the table below include those assets that can only be used to settle obligations of consolidated VIEs, and are in excess of those obligations. Additionally, the assets in the table below exclude intercompany balances that eliminate in consolidation.

	March 31, 2013
	(Unaudited)	December 31, 2012
Assets of consolidated VIEs that can only be used to settle obligations of consolidated VIEs
Real estate securities, available-for-sale	$563,639	$567,685
Real estate related loans, held-for-sale, net	754,913	813,301
Residential mortgage loans, held-for-investment, net	244,552	292,461
Subprime mortgage loans subject to call option	406,115	405,814
Investments in real estate, net of accumulated depreciation	6,740	6,672
Other investments	18,883	18,883
Restricted cash	11,494	2,064
Receivables and other assets	7,647	7,535
Total assets of consolidated VIEs that can only be used to settle obligations of consolidated VIEs	$2,013,983	$2,114,415

The following table presents certain liabilities of consolidated VIEs, which are included in the Consolidated Balance Sheets above. The liabilities in the table below include liabilities of consolidated VIEs due to third parties only, and exclude intercompany balances that eliminate in consolidation. The liabilities also exclude amounts where creditors or beneficial interest holders have recourse to the general credit of Newcastle.

	March 31, 2013
	(Unaudited)	December 31, 2012

Liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of Newcastle
CDO bonds payable	$1,015,560	$1,091,354
Other bonds and notes payable	173,723	183,390
Repurchase agreements	-	4,244
Financing of subprime mortgage loans subject to call option	406,115	405,814
Derivative liabilities	26,612	31,576
Accrued expenses and other liabilities	6,954	8,365
Total liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of Newcastle	$1,628,964	$1,724,743

See notes to consolidated financial statements

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(dollars in thousands, except share data)

	Three Months Ended March 31,
	2013	2012

Interest income	$71,367	$74,899
Interest expense	22,710	30,165
Net interest income	48,657	44,734

Impairment/(Reversal)
Valuation allowance (reversal) on loans	2,234	(9,031)
Other-than-temporary impairment on securities	422	5,883

Portion of other-than-temporary impairment on securities recognized in other comprehensive income (loss), net of the reversal of other comprehensive loss into net income (loss)	117	(3,932)
	2,773	(7,080)

Net interest income after impairment/reversal	45,884	51,814

Other Revenues
Rental income	12,887	509
Care and ancillary income	613	—
Total other revenues	13,500	509

Other Income (Loss)
Gain (loss) on settlement of investments, net	(3)	4,823
Gain on extinguishment of debt	1,206	20,743
Change in fair value of investments in excess mortgage servicing rights	1,858	1,216
Change in fair value of investments in equity method investees	969	—
Other income (loss), net	4,567	2,970
	8,597	29,752
Expenses
Loan and security servicing expense	1,034	1,098
Property operating expenses	8,363	225
General and administrative expense	6,911	2,286
Management fee to affiliate	9,565	4,976
Depreciation and amortization	4,079	2
	29,952	8,587
Income from continuing operations	38,029	73,488
Income (loss) from discontinued operations	(16)	(17)
Net Income	38,013	73,471
Preferred dividends	(1,395)	(1,395)
Income Available for Common Stockholders	$36,618	$72,076

Income Per Share of Common Stock
Basic	$0.16	$0.68
Diluted	$0.15	$0.68

Income from continuing operations per share of common stock, after preferred dividends
Basic	$0.16	$0.68
Diluted	$0.15	$0.68

Income (loss) from discontinued operations per share of common stock
Basic	$—	$—
Diluted	$—	$—

Weighted Average Number of Shares of Common Stock Outstanding
Basic	235,136,756	105,181,009
Diluted	240,079,144	105,670,102

Dividends Declared per Share of Common Stock	$0.22	$0.20

See notes to consolidated financial statements

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2013	2012
Net income	$38,013	$73,471
Other comprehensive income (loss):
Net unrealized gain (loss) on securities	29,454	76,417
Reclassification of net realized (gain) loss on securities into earnings	539	(4,487)
Net unrealized gain (loss) on derivatives designated as cash flow hedges	1,841	8,174
Reclassification of net realized (gain) loss on derivatives designated as cash flow hedges into earnings	—	(211)
Other comprehensive income (loss)	31,834	79,893
Total comprehensive income	$69,847	$153,364

See notes to consolidated financial statements

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2013
(dollars in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accum. Other Comp. Income (Loss)	Total Stock-holders’ Equity
	Shares	Amount	Shares	Amount
Stockholders’ equity - December 31, 2012	2,463,321	$61,583	172,525,645	$1,725	$1,710,083	$(771,095)	$70,764	$1,073,060

Dividends declared	—	—	—	—	—	(57,061)	—	(57,061)

Issuance of common stock	—	—	80,500,000	805	762,848	—	—	763,653

Net income	—	—	—	—	—	38,013	—	38,013

Other comprehensive income (loss)	—	—	—	—	—	—	31,834	31,834

Stockholders’ equity - March 31, 2013	2,463,321	$61,583	253,025,645	$2,530	$2,472,931	$(790,143)	$102,598	$1,849,499

See notes to consolidated financial statements

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2013	2012
Cash Flows From Operating Activities
Net income	$38,013	$73,471
Adjustments to reconcile net income to net cash provided by (used in) operating activities (inclusive of amounts related to discontinued operations):
Depreciation and amortization	4,079	87
Accretion of discount and other amortization	(8,539)	(12,213)
Interest income in CDOs redirected for reinvestment or CDO bond paydown	(536)	(1,230)
Interest income on investments accrued to principal balance	(6,181)	(5,293)
Interest expense on debt accrued to principal balance	109	109
Valuation allowance (reversal) on loans	2,234	(9,031)
Other-than-temporary impairment on securities	539	1,951
Change in fair value of investments in excess mortgage servicing rights	(1,858)	(1,216)
Change in fair value of investments in equity method investees	(969)	—
Distributions of earnings from equity method investees	1,344	—
(Gain)/Loss on settlement of investments (net)	3	(4,823)
Unrealized gain on non-hedge derivatives and hedge ineffectiveness	(3,126)	(2,086)
Gain on extinguishment of debt	(1,206)	(20,743)
Change in:
Restricted cash	995	286
Receivables and other assets	(2,277)	554
Due to affiliates	991	—
Accrued expenses and other liabilities	1,004	(559)
Net cash provided by (used in) operating activities	24,619	19,264
Cash Flows From Investing Activities
Principal repayments from repurchased CDO debt	8,656	4,497
Principal repayments from CDO securities	1,290	198
Principal repayments from non-Agency RMBS	17,472	—
Return of investments in excess mortgage servicing rights	10,272	2,425
Principal repayments from loans and non-CDO securities (excluding non-Agency RMBS)	74,944	22,894
Purchase of real estate securities	(871,127)	(4,340)
Purchase of real estate loans	(101,313)	—
Acquisition of investments in excess mortgage servicing rights	—	(3,072)
Additions to investments in real estate	(259)	—
Contributions to equity method investees	(109,588)	—
Distributions of capital from equity method investees	6,625	—
Deposit paid on investments	(2,700)	—
Net cash provided by (used in) investing activities	(965,728)	22,602

Continued on next page

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2013	2012
Cash Flows From Financing Activities
Repurchases of CDO bonds payable	(9,722)	(9,159)
Repayments of other bonds and notes payable	(9,922)	(10,450)
Borrowings under repurchase agreements	1,379,928	4,117
Repayments of repurchase agreements	(835,777)	(10,133)
Margin deposits under repurchase agreements	(62,100)	(9,634)
Return of margin deposits under repurchase agreements	56,788	9,634
Issuance of common stock	764,759	—
Costs related to issuance of common stock	(592)	—
Common stock dividends paid	(37,954)	(15,777)
Preferred stock dividends paid	(1,395)	(1,395)
Payment of deferred financing costs	(30)	—
Net cash provided by (used in) financing activities	1,243,983	(42,797)

Net Increase (Decrease) in Cash and Cash Equivalents	302,874	(931)
Cash and Cash Equivalents, Beginning of Period	231,898	157,356
Cash and Cash Equivalents, End of Period	$534,772	$156,425
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest expense	$12,953	$20,726
Supplemental Schedule of Non-Cash Investing and Financing Activities

Preferred stock dividends declared but not paid	$930	$930
Common stock dividends declared but not paid	$55,666	$21,036

See notes to consolidated financial statements

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2013
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

Approximately 5.3 million shares of Newcastle’s common stock were held by Fortress, through its affiliates, and its principals at March 31, 2013.  In addition, Fortress, through its affiliates, held options to purchase approximately 17.7 million shares of Newcastle’s common stock at March 31, 2013.

The accompanying consolidated financial statements and related notes of Newcastle have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under U.S. generally accepted accounting principles have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of Newcastle’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These financial statements should be read in conjunction with Newcastle’s consolidated financial statements for the year ended December 31, 2012 and notes thereto included in Newcastle’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.  Capitalized terms used herein, and not otherwise defined, are defined in Newcastle’s consolidated financial statements for the year ended December 31, 2012.

Certain prior period amounts have been reclassified to conform to the current period’s presentation.

Recent Accounting Pronouncements

In February 2013, the FASB issued new guidance regarding the reporting of reclassifications out of accumulated other comprehensive income. The new guidance does not change current requirements for reporting net income or other comprehensive income in financial statements. However, it requires companies to present the effects on the line items of net income of significant amounts reclassified out of accumulated OCI if the item reclassified is required to be reclassified to net income in its entirety during the same reporting period. Presentation should occur either on the face of the income statement where net income is presented, or in the notes to the financial statements. Newcastle has early adopted this accounting standard and opted to present this information in a note to the financial statements.

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
MARCH 31, 2013
(dollars in tables in thousands, except share data)

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

The corporate segment consists primarily of interest income on short-term investments, general and administrative expenses, interest expense on the junior subordinated notes payable and management fees pursuant to the Management Agreement.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2013
(dollars in tables in thousands, except share data)

Summary financial data on Newcastle’s segments is given below, together with a reconciliation to the same data for Newcastle as a whole:

	Non-Recourse CDOs (A)	Unlevered CDOs (B)	Unlevered Excess MSRs	Non-Recourse Senior Living	Non-Recourse Other (A) (C)	Recourse (D)	Unlevered Other (E)	Corporate	Inter-segment Elimination (F)	Total
Three Months Ended March 31, 2013
Interest income	$31,589	$239	$10,035	$—	$16,307	$7,285	$6,706	$72	$(866)	$71,367
Interest expense	7,131	—	—	1,232	12,383	1,878	—	952	(866)	22,710
Net interest income (expense)	24,458	239	10,035	(1,232)	3,924	5,407	6,706	(880)	—	48,657
Impairment (reversal)	3,183	—	—	—	848	—	(1,258)	—	—	2,773
Other revenues	—	—	—	12,997	503	—	—	—	—	13,500
Other income (loss)	4,497	74	2,827	8	—	—	1,191	—	—	8,597
Property operating expenses	—	—	—	8,116	247	—	—	—	—	8,363
Depreciation and amortization	—	—	—	4,022	57	—	—	—	—	4,079
Other operating expenses	194	—	221	2,388	719	42	95	13,851	—	17,510
Income (loss) from continuing operations	25,578	313	12,641	(2,753)	2,556	5,365	9,060	(14,731)	—	38,029
Income (loss) from discontinued operations	—	—	—	—	—	—	(16)	—	—	(16)
Net income (loss)	25,578	313	12,641	(2,753)	2,556	5,365	9,044	(14,731)	—	38,013
Preferred dividends	—	—	—	—	—	—	—	(1,395)	—	(1,395)
Income (loss) applicable to common stockholders	$25,578	$313	$12,641	$(2,753)	$2,556	$5,365	$9,044	$(16,126)	$—	$36,618

March 31, 2013

Investments	$1,347,691	$5,254	$339,143	$177,993	$708,998	$1,634,243	$470,509	$—	$(61,847)	$4,621,984
Cash and restricted cash	11,494	—	—	10,207	—	—	—	524,565	—	546,266
Derivative assets	—	—	—	176	—	—	—	—	—	176
Other assets	7,556	6	—	7,537	91	9,893	2,350	299	(155)	27,577
Total assets	1,366,741	5,260	339,143	195,913	709,089	1,644,136	472,859	524,864	(62,002)	5,196,003
Debt	(1,015,560)	—	—	(120,525)	(641,685)	(1,473,586)	—	(51,242)	61,847	(3,240,751)
Derivative liabilities	(26,612)	—	—	—	—	—	—	—	—	(26,612)
Other liabilities	(5,510)	—	(280)	(4,935)	(1,444)	(142)	(854)	(66,131)	155	(79,141)
Total liabilities	(1,047,682)	—	(280)	(125,460)	(643,129)	(1,473,728)	(854)	(117,373)	62,002	(3,346,504)
Preferred stock	—	—	—	—	—	—	—	(61,583)	—	(61,583)
GAAP book value	$319,059	$5,260	$338,863	$70,453	$65,960	$170,408	$472,005	$345,908	$—	$1,787,916

Investments in equity method investees at fair value	$—	$—	$102,588	$—	$—	$—	$—	$—	$—	$102,588
Additions to investments in real estate	—	—	—	130	129	—	—	—	—	259

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2013
(dollars in tables in thousands, except share data)

	Non-Recourse CDOs (A)	Unlevered CDOs (B)	Unlevered Excess MSRs	Non-Recourse Senior Living	Non-Recourse Other (A)	Recourse	Unlevered Other	Corporate	Inter-segment Elimination (F)	Total

Three Months Ended March 31, 2012
Interest income	$54,402	$115	$2,037	$—	$18,426	$814	$523	$51	$(1,469)	$74,899
Interest expense	17,636	—	—	—	12,663	268	—	954	(1,356)	30,165
Net interest income (expense)	36,766	115	2,037	—	5,763	546	523	(903)	(113)	44,734
Impairment (reversal)	(8,531)	—	—	—	1,648	—	(197)	—	—	(7,080)
Other revenues	—	—	—	—	509	—	—	—	—	509
Other income (loss)	29,913	92	1,216	—	—	—	(1,469)	—	—	29,752
Property operating expenses	—	—	—	—	338	—	—	—	(113)	225
Depreciation and amortization	—	—	—	—	2	—	—	—	—	2
Other operating expenses	241	1	123	—	844	—	13	7,138	—	8,360
Income (loss) from continuing operations	74,969	206	3,130	—	3,440	546	(762)	(8,041)	—	73,488
Income (loss) from discontinued operations	—	—	—	—	—	—	(17)	—	—	(17)
Net income (loss)	74,969	206	3,130	—	3,440	546	(779)	(8,041)	—	73,471
Preferred dividends	—	—	—	—	—	—	—	(1,395)	—	(1,395)
Income (loss) applicable to common stockholders	$74,969	$206	$3,130	$—	$3,440	$546	$(779)	$(9,436)	—	$72,076

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

(B)	Represents unlevered investments in CDO securities issued by Newcastle. These CDOs have been deconsolidated as Newcastle does not have the power to direct the relevant activities of the CDOs.
(C)	The following table summarizes the investments and debt in the other non-recourse segment:

	March 31, 2013
	Investments		Debt
	Outstanding	Carrying	Outstanding	Carrying
	Face Amount	Value	Face Amount*	Value*
Manufactured housing loan portfolio I	$114,355	$96,752	$86,490	$78,102
Manufactured housing loan portfolio II	146,865	144,274	112,046	111,447
Subprime mortgage loans subject to call options	406,217	406,115	406,217	406,115
Real estate securities	62,633	55,117	43,989	40,021
Other commercial real estate	N/A	6,740	6,000	6,000
	$730,070	$708,998	$654,742	$641,685

*
An aggregate face amount of $70.5 million (carrying value of $61.8 million) of debt represents financing provided by the CDO segment (and included as investments in the CDO segment), which is eliminated upon consolidation.

(D)
The $1.5 billion of recourse debt is comprised of (i) a $1.3 billion repurchase agreement secured by $1.4 billion carrying value of FNMA/FHLMC securities and (ii) a $158.0 million repurchase agreement secured by $233.8 million carrying value of non-agency residential mortgage backed securities (“RMBS”).

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2013
(dollars in tables in thousands, except share data)

(E)	The following table summarizes the investments in the unlevered other segment:

	March 31, 2013
	Outstanding Face Amount	Carrying Value	Number of Investments
Real estate securities	$592,450	$292,337	63
Real estate related loans	265,209	96,612	2
Residential mortgage loans	112,716	75,536	646
Other investments	N/A	6,024	1
	$970,375	$470,509	712

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

Newcastle’s subprime securitizations are also considered VIEs, but Newcastle does not control their activities and no longer receives a significant portion of their returns, and therefore does not consolidate them.

In addition, Newcastle’s investments in RMBS, CMBS, CDO securities and loans may be deemed to be variable interests in VIEs, depending on their structure. Newcastle monitors these investments and analyzes the potential need to consolidate the related securitization entities pursuant to the VIE consolidation requirements. These analyses require considerable judgment in determining whether an entity is a VIE and determining the primary beneficiary of a VIE since they involve subjective determinations of significance, with respect to both power and economics. The result could be the consolidation of an entity that otherwise would not have been consolidated or the de-consolidation of an entity that otherwise would have been consolidated.

As of March 31, 2013, Newcastle has not consolidated these potential VIEs. This determination is based, in part, on the assessment that Newcastle does not have the power to direct the activities that most significantly impact the economic performance of these entities, such as if Newcastle owned a majority of the currently controlling class. In addition, Newcastle is not obligated to provide, and has not provided, any financial support to these entities.

Newcastle has not consolidated the entities in which Newcastle holds a 50% interest that made an investment in Excess MSRs. Newcastle has determined that the decisions that most significantly impact the economic performance of these entities will be made collectively by Newcastle and the other investor in the entities. In addition, these entities have sufficient equity to permit the entities to finance their activities without additional subordinated financial support. Based on Newcastle’s analysis, these entities do not meet any of the VIE criteria.

Newcastle had variable interests in the following unconsolidated VIE at March 31, 2013, in addition to the subprime securitizations which are described in Note 4:

Entity	Gross Assets (A)	Debt (A) (B)	Carrying Value of Newcastle’s Investment (C)
Newcastle CDO V	$225,628	$241,263	$5,254

(A)	Face amount.
(B)	Includes $42.2 million face amount of debt owned by Newcastle with a carrying value of $5.3 million at March 31, 2013.
(C)	This amount represents Newcastle’s maximum exposure to loss from this entity, which was the fair value at March 31, 2013, related to $17.8 million face amount of CDO V Class I, III, and IV-FL notes.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2013
(dollars in tables in thousands, except share data)

3. REAL ESTATE SECURITIES

The following is a summary of Newcastle’s real estate securities at March 31, 2013, all of which are classified as available-for-sale and are, therefore, reported at fair value with changes in fair value recorded in other comprehensive income, except for securities that are other-than-temporarily impaired.

		Amortized Cost Basis			Gross Unrealized				Weighted Average
			Other-Than-					Number				Maturity	Principal
Asset Type	Outstanding Face Amount	Before Impairment	Temporary Impairment	After Impairment	Gains	Losses	Carrying Value (A)	of Securities	Rating (B)	Coupon	Yield	(Years) (C)	Subordination (D)
CMBS-Conduit	$338,056	$314,424	$(99,020)	$215,404	$54,263	$(6,752)	$262,915	52	B+	5.54%	10.33%	3.2	9.5%
CMBS- Single Borrower	124,709	123,409	(12,364)	111,045	5,818	(1,609)	115,254	22	BB	4.89%	5.93%	2.5	9.5%
CMBS-Large Loan	5,819	5,643	—	5,643	205	—	5,848	1	BBB-	6.08%	12.16%	0.7	2.0%
REIT Debt	50,700	50,055	—	50,055	4,064	—	54,119	8	BBB-	5.75%	6.10%	1.8	N/A
Non-Agency RMBS (E)	904,784	604,616	(68,708)	535,908	49,218	(1,226)	583,900	93	CC	0.75%	6.55%	7.3	10.0%
ABS-Franchise	10,036	9,329	(7,839)	1,490	219	(325)	1,384	3	CCC-	5.95%	3.47%	4.7	2.7%
FNMA/FHLMC	1,309,855	1,396,400	—	1,396,400	6,130	(2,102)	1,400,428	83	AAA	3.23%	1.42%	4.1	N/A
CDO (F)	202,232	81,608	(14,861)	66,747	4,878	—	71,625	13	CCC+	2.86%	8.12%	1.4	21.4%
Total / Average (G)	$2,946,191	$2,585,484	$(202,792)	$2,382,692	$124,795	$(12,014)	$2,495,473	275	BBB-	2.84%	3.92%	4.7

(A)	See Note 9 regarding the estimation of fair value, which is equal to carrying value for all securities.

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

(C)	The weighted average maturity is based on the timing of expected principal reduction on the assets.

(D)	Percentage of the outstanding face amount of securities and residual interests that is subordinate to Newcastle’s investments.

(E)
Includes (i) the retained bond with a face amount of $4.0 million and a carrying value of $1.4 million from Securitization Trust 2006 (Note 4) and (ii) 53 non-agency RMBS purchased since April 2012 with an aggregate face amount of $784.3 million and a carrying value of $518.6 million as of March 31, 2013, of which an aggregate face amount of $644.7 million and a carrying value of $440.1 million is serviced by Nationstar. The total UPB of the loans underlying these Nationstar serviced non-Agency RMBS was approximately $8.3 billion as of March 31, 2013.

(F)
Includes two CDO bonds issued by a third party with a carrying value of $62.5 million, four CDO bonds issued by CDO V (which has been deconsolidated) and held as investments by Newcastle with a carrying value of $5.3 million and seven CDO bonds issued by C-BASS with a carrying value of $3.9 million.

(G)	The total outstanding face amount of fixed rate securities was $0.5 billion, and of floating rate securities was $2.4 billion.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2013
(dollars in tables in thousands, except share data)

Unrealized losses that are considered other-than-temporary are recognized currently in earnings. During the three months ended March 31, 2013, Newcastle recorded other-than-temporary impairment charges (“OTTI”) of $0.4 million (net of a $0.1 million reversal of other-than-temporary impairment recognized in other comprehensive income) with respect to real estate securities. Based on management’s analysis of these securities, the performance of the underlying loans and changes in market factors, Newcastle noted adverse changes in the expected cash flows on certain of these securities and concluded that they were other-than-temporarily impaired. Any remaining unrealized losses on Newcastle’s securities were primarily the result of changes in market factors, rather than issue-specific credit impairment. Newcastle performed analyses in relation to such securities, using management’s best estimate of their cash flows, which support its belief that the carrying values of such securities were fully recoverable over their expected holding period. The following table summarizes Newcastle’s securities in an unrealized loss position as of March 31, 2013.

		Amortized Cost Basis			Gross Unrealized				Weighted Average
Securities in	Outstanding		Other-than-					Number
an Unrealized	Face	Before	Temporary	After			Carrying	of				Maturity
Loss Position	Amount	Impairment	Impairment	Impairment	Gains	Losses	Value	Securities	Rating	Coupon	Yield	(Years)
Less Than Twelve Months	$562,897	$509,420	$(5,236)	$504,184	$—	$(3,230)	$500,954	34	BBB	2.44%	2.15%	5.9
Twelve or More Months	119,054	118,953	(236)	118,717	—	(8,784)	109,933	24	BB-	4.44%	4.63%	1.5
Total	$681,951	$628,373	$(5,472)	$622,901	$—	$(12,014)	$610,887	58	BBB	2.79%	2.62%	5.1

Newcastle performed an assessment of all of its debt securities that are in an unrealized loss position (unrealized loss position exists when a security’s amortized cost basis, excluding the effect of OTTI, exceeds its fair value) and determined the following:
	March 31, 2013
		Amortized
		Cost Basis	Unrealized Losses
	Fair Value	After Impairment	Credit (B)	Non-Credit (C)
Securities Newcastle intends to sell	$—	$—	$—	N/A
Securities Newcastle is more likely than not to be required to sell (A)	—	—	—	N/A
Securities Newcastle has no intent to sell and is not more likely than not to be required to sell:
Credit impaired securities	1,155	1,274	(5,355)	(119)
Non credit impaired securities	609,732	621,627	—	(11,895)
Total debt securities in an unrealized loss position	$610,887	$622,901	$(5,355)	$(12,014)

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

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2013
(dollars in tables in thousands, except share data)

The following table summarizes the activity related to credit losses on debt securities for the three months ended March 31, 2013:

Beginning balance of credit losses on debt securities for which a portion of an OTTI was recognized in other comprehensive income	$(4,770)

Additions for credit losses on securities for which an OTTI was not previously recognized	—

Increases to credit losses on securities for which an OTTI was previously recognized and a portion of an OTTI was recognized in other comprehensive income	(594)

Additions for credit losses on securities for which an OTTI was previously recognized without any portion of OTTI recognized in other comprehensive income	—

Reduction for credit losses on securities for which no OTTI was recognized in other comprehensive income at the current measurement date	—

Reduction for securities sold during the period	—

Reduction for securities deconsolidated during the period	—

Reduction for increases in cash flows expected to be collected that are recognized over the remaining life of the security	9

Ending balance of credit losses on debt securities for which a portion of an OTTI was recognized in other comprehensive income	$(5,355)

The table below summarizes the geographic distribution of the collateral securing Newcastle’s CMBS and ABS at March 31, 2013 (in thousands):
	CMBS		ABS
Geographic Location	Outstanding Face Amount	Percentage	Outstanding Face Amount	Percentage
Western U.S.	$114,446	24.4%	$331,852	36.3%
Northeastern U.S.	96,067	20.5%	206,507	22.6%
Southeastern U.S.	86,896	18.5%	192,309	21.0%
Midwestern U.S.	63,588	13.6%	104,717	11.4%
Southwestern U.S.	72,915	15.6%	73,155	8.0%
Other	14,730	3.1%	6,280	0.7%
Foreign	19,942	4.3%	—	0.0%
	$468,584	100.0%	$914,820	100.0%

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

Newcastle evaluates the credit quality of its real estate securities, as of the acquisition date, for evidence of credit quality deterioration. As a result, we identified a population of real estate securities for which it was determined that it was probable that we would be unable to collect all contractually required payments. For securities acquired during the three months ended March 31, 2013, the face amount of these real estate securities was $368.7 million with an aggregate purchase price of approximately $222.8 million and total expected cash flows of $280.4 million.

The following is the outstanding face amount and carrying value for securities in which, as of the acquisition date it was determined probable that Newcastle would be unable to collect all contractually required payments, at December 31, 2012 and March 31, 2013.

	Outstanding Face Amount	Carrying Value
December 31, 2012	$342,013	$212,129
March 31, 2013	$692,140	$436,458

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2013
(dollars in tables in thousands, except share data)

The following is a summary of the changes in accretable yield (a portion of the discount) for these securities during the three months ended March 31, 2013.
For the three months ended March 31, 2013
Balance at December 31, 2012	$89,636
Additions	57,568
Accretion	(4,248)
Reclassifications from nonaccretable difference	49,553
Disposals	—
Balance at March 31, 2013	$192,509

4. REAL ESTATE RELATED LOANS, RESIDENTIAL MORTGAGE LOANS AND SUBPRIME MORTGAGE LOANS

The following is a summary of real estate related loans, residential mortgage loans and subprime mortgage loans at March 31, 2013.  The loans contain various terms, including fixed and floating rates, self-amortizing and interest only.  They are generally subject to prepayment.

						Weighted	Floating Rate
				Wtd.	Weighted	Average	Loans as a %	Delinquent
	Outstanding	Carrying	Loan	Avg.	Average	Maturity	of Face	Face Amount
Loan Type	Face Amount	Value (A)	Count	Yield	Coupon	(Years) (B)	Amount	(C)
Mezzanine Loans	$518,307	$432,432	17	9.05%	8.96%	1.5	66.6%	$12,000
Corporate Bank Loans	582,474	277,831	7	16.65%	6.70%	1.8	63.8%	—
B-Notes	120,872	111,237	5	10.42%	5.14%	1.1	81.0%	—
Whole Loans	30,025	30,025	2	4.82%	3.80%	0.9	97.0%	—
Total Real Estate Related Loans Held-for-Sale, Net	$1,251,678	$851,525	31	11.56%	7.42%	1.6	67.4%	$12,000
Non-Securitized Manufactured Housing Loan Portfolio I	$569	$153	15	68.24%	7.76%	0.9	0.0%	$56
Non-Securitized Manufactured Housing Loan Portfolio II	2,882	2,227	111	15.47%	10.04%	5.4	9.5%	207
Total Residential Mortgage Loans Held-for-Sale, Net (D)	$3,451	$2,380	126	18.86%	9.66%	4.7	7.9%	$263

Securitized Manufactured Housing Loan Portfolio I (D)(E)	$114,355	$96,752	3,073	9.45%	8.63%	6.3	0.7%	$1,055
Securitized Manufactured Housing Loan Portfolio II (D)(E)	146,865	144,274	5,205	7.54%	9.64%	5.5	16.6%	2,489
Residential Loans (D)(E)	54,458	41,198	191	7.40%	2.44%	6.0	100.0%	6,988
Reverse Mortgage Loans (F)	58,586	35,484	331	11.81%	5.15%	3.9	21.0%	N/A
Total Residential Mortgage Loans Held-for-Investment, Net	$374,264	$317,708	8,800	8.58%	7.58%	5.6	24.6%	$10,532
Subprime Mortgage Loans Subject to Call Option	$406,217	$406,115

(A)	Carrying value includes interest receivable of $0.1 million for the residential housing loans and principal and interest receivable of $5.2 million for the manufactured housing loans.
(B)	The weighted average maturity is based on the timing of expected principal reduction on the assets.
(C)
Includes loans that are 60 or more days past due (including loans that are in foreclosure, or borrower’s in bankruptcy) or considered real estate owned (“REO”). As of March 31, 2013, $139.2 million face amount of real estate related loans was on non-accrual status.

(D)	Loans acquired at a discount for credit quality.
(E)	The following is an aging analysis of past due residential loans held-for-investment as of March 31, 2013:

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2013
(dollars in tables in thousands, except share data)

	30-59 Days	60-89 Days	Over 90 Days		Total Past		Total Outstanding
	Past Due	Past Due	Past Due	REO	Due	Current	Face Amount
Securitized Manufactured Housing Loan Portfolio I	$570	$217	$344	$494	$1,625	$112,730	$114,355
Securitized Manufactured Housing Loan Portfolio II	$1,070	$467	$1,544	$478	$3,559	$143,306	$146,865
Residential Loans	$990	$1,335	$5,420	$233	$7,978	$46,480	$54,458

Newcastle’s management monitors the credit qualities of the Manufactured Housing Loan Portfolios I and II primarily by using aging analyses, current trends in delinquencies and actual loss incurrence rates.

(F)
Represents a portfolio of reverse mortgage loans acquired in February 2013. 80% of these loans have reached a termination event. As a result, the borrower can no longer make draws on these loans.  The weighted average coupon and floating rate loans percentages are as of December 31, 2012.

The following is a summary of real estate related loans by maturities at March 31, 2013:

	Outstanding		Number of
Year of Maturity (1)	Face Amount	Carrying Value	Loans
Delinquent (2)	$12,000	$—	1
Period from April 1, 2013 to December 31, 2013	98,216	43,571	3
2014	629,726	340,270	12
2015	58,672	55,793	5
2016	177,404	175,779	4
2017	95,226	86,851	4
2018	—	—	—
Thereafter	180,434	149,261	2
Total	$1,251,678	$851,525	31

(1)	Based on the final extended maturity date of each loan investment as of March 31, 2013.
(2)	Includes loans that are non-performing, in foreclosure, or under bankruptcy.

Activities relating to the carrying value of our real estate loans and residential mortgage loans are as follows:

	Held-for-Sale		Held-for-Investment
	Real Estate Related Loans	Residential Mortgage Loans	Residential Mortgage Loans	Reverse Mortgage Loans
Balance at December 31, 2012	$843,132	$2,471	$292,461	$—
Purchases / additional fundings	66,175	—	—	35,138
Interest accrued to principal balance	6,181	—	—	—
Principal paydowns	(63,511)	(148)	(10,769)	—
Valuation (allowance) reversal on loans	(1,441)	6	(799)	—
Accretion of loan discount and other amortization	—	—	961	346
Other	989	51	370	—
Balance at March 31, 2013	$851,525	2,380	$282,224	$35,484

The following is a rollforward of the related loss allowance.

	Held-For-Sale		Held-For-Investment
	Real Estate Related Loans	Residential Mortgage Loans	Residential Mortgage Loans (A)
Balance at December 31, 2012	$(182,062)	$(1,072)	$(22,478)
Charge-offs	—	47	1,621
Valuation (allowance) reversal on loans	(1,441)	6	(799)
Balance at March 31, 2013	$(183,503)	$(1,019)	$(21,656)

(A)	The allowance for credit losses was determined based on the guidance for loans acquired with deteriorated credit quality.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2013
(dollars in tables in thousands, except share data)

Securitization of Subprime Mortgage Loans

The following table presents information on the retained interests in Newcastle’s securitizations of subprime mortgage loans at March 31, 2013:
	Subprime Portfolio
	I	II	Total
Total securitized loans (unpaid principal balance) (A)	$412,344	$548,890	$961,234
Loans subject to call option (carrying value)	$299,176	$106,939	$406,115
Retained interests (fair value) (B)	$1,437	$—	$1,437

(A)	Average loan seasoning of 92 months and 74 months for Subprime Portfolios I and II, respectively, at March 31, 2013.
(B)
The retained interests include retained bonds of the securitizations. The fair value of which is estimated based on pricing models. Newcastle’s residual interests were written off in 2010. The weighted average yield of the retained bonds was 8.35% as of March 31, 2013.

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

The following table summarizes certain characteristics of the underlying subprime mortgage loans, and related financing, in the securitizations as of March 31, 2013:
	Subprime Portfolio
	I	II
Loan unpaid principal balance (UPB)	$412,344	$548,890
Weighted average coupon rate of loans	5.69%	5.11%
Delinquencies of 60 or more days (UPB) (A)	$116,551	$204,643
Net credit losses for the three months ended March 31, 2013	$5,947	$10,021
Cumulative net credit losses	$226,364	$266,740
Cumulative net credit losses as a % of original UPB	15.1%	24.5%
Percentage of ARM loans (B)	50.8%	64.6%
Percentage of loans with original loan-to-value ratio >90%	10.6%	17.0%
Percentage of interest-only loans	20.3%	4.1%
Face amount of debt (C)	$407,585	$548,890
Weighted average funding cost of debt (D)	0.57%	1.09%

(A)	Delinquencies include loans 60 or more days past due, in foreclosure, under bankruptcy filing or real estate owned.
(B)
ARM loans are adjustable-rate mortgage loans. An option ARM is an adjustable-rate mortgage that provides the borrower with an option to choose from several payment amounts each month for a specified period of the loan term. None of the loans in the subprime portfolios are option ARMs.

(C)	Excludes face amount of $4 million of retained notes for Subprime Portfolio I at March 31, 2013.
(D)	Includes the effect of applicable hedges.

Newcastle received negligible cash inflows from the retained interests of Subprime Portfolios I and II during the three months ended March 31, 2013 and 2012.

The loans subject to call option and the corresponding financing recognize interest income and expense based on the expected weighted average coupons of the loans subject to call option at the call date of 9.24% and 8.68% for Subprime Portfolio’s I and II, respectively.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2013
(dollars in tables in thousands, except share data)

5.   INVESTMENTS IN EXCESS MORTGAGE SERVICING RIGHTS AND CDO SERVICING RIGHTS

The following is a summary of Newcastle’s direct investments in Excess MSRs:
		March 31, 2013				Three Months Ended March 31, 2013
	Unpaid Principal Balance	Amortized Cost Basis (A)	Carrying Value (B)	Weighted Average Yield	Average Maturity (Years) (C)	Changes in Fair Value Recorded in Other Income (Loss) (D)
MSR Pool 1	$8,021,789	$29,329	$35,333	18.0%	4.8	$266
MSR Pool 1 - Recapture Agreement	—	3,676	4,355	18.0%	11.0	174
MSR Pool 2	9,038,057	32,345	33,695	17.3%	5.0	306
MSR Pool 2 - Recapture Agreement	—	4,108	4,880	17.3%	12.0	591
MSR Pool 3	8,758,689	26,502	30,126	17.6%	4.7	768
MSR Pool 3 - Recapture Agreement	—	4,598	4,552	17.6%	11.4	30
MSR Pool 4	5,586,851	10,809	11,969	17.9%	4.6	141
MSR Pool 4 - Recapture Agreement	—	2,763	2,705	17.9%	11.1	(43)
MSR Pool 5	41,917,506	102,718	104,507	17.5%	4.7	(190)
MSR Pool 5 - Recapture Agreement	—	8,460	4,433	17.5%	11.7	(185)
	$73,322,892	$225,308	$236,555	17.6%	5.4	$1,858

(A)	The amortized cost basis of the Recapture Agreements is determined based on the relative fair values of the Recapture Agreements and related Excess MSRs at the time they were acquired.
(B)	Carrying value represents the fair value of the pools or Recapture Agreements, as applicable.
(C)	The weighted average maturity represents the weighted average expected timing of the receipt of cash flows of each investment.
(D)	The portion of the change in fair value of the Recapture Agreement relating to loans recaptured to date is reflected in the respective pool.

The table below summarizes the geographic distribution of the underlying residential mortgage loans of the Excess MSRs at March 31, 2013:
State Concentration	Percentage of Total Outstanding
California	31.7%
Florida	10.1%
New York	4.4%
Washington	4.3%
Arizona	3.8%
Texas	3.6%
Colorado	3.5%
Maryland	3.4%
New Jersey	3.2%
Virginia	3.0%
Other U.S.	29.0%
100.0%

(A)	Based on the information provided by the loan servicer as of the most recent remittance.

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

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2013
(dollars in tables in thousands, except share data)

CDO Servicing Rights

In February 2011, Newcastle, through one of its subsidiaries, purchased the management rights with respect to certain CBASS Investment Management LLC (“C-BASS”) CDOs pursuant to a bankruptcy proceeding for $2.2 million. Newcastle initially recorded the cost of acquiring the collateral management rights as a servicing asset and subsequently amortizes this asset in proportion to, and over the period of, estimated net servicing income. Servicing assets are assessed for impairment on a quarterly basis, with impairment recognized as a valuation allowance. Key economic assumptions used in measuring any potential impairment of the servicing assets include the prepayment speeds of the underlying loans, default rates, loss severities and discount rates. During the three months ended March 31, 2013 and 2012, respectively, Newcastle recorded $0.1 million and $0.1 million of servicing rights amortization and no servicing rights impairment. As of March 31, 2013, Newcastle’s servicing asset had a carrying value of $1.6 million recorded in Receivables and Other Assets.

6.  INVESTMENTS IN EQUITY METHOD INVESTEES

During the first quarter of 2013, Newcastle entered into investments in joint ventures (“Excess MSR Joint Ventures”) jointly controlled by Newcastle and Fortress-managed funds investing in Excess MSRs.  Newcastle elected to record these investments at fair value pursuant to the fair value option for financial instruments to provide users of the financial statements with better information regarding the effects of prepayment risk and other market factors.

The following table summarizes the investments in equity method investees held by Newcastle at March 31, 2013:

	Newcastle’s Investment	Newcastle’s Ownership Percentage

Excess MSR Joint Ventures	$102,588	50%

Summarized financial information related to Newcastle’s equity-method investees was as follows:

March 31, 2013
Assets (A)	$275,779
Debt	—
Other Liabilities	(70,603)
Equity	$205,176
Newcastle’s Investment	$102,588
Ownership	50.0%

(A)	Includes $20.8 million of deposits related to investments which have not closed at March 31, 2013.

Three Months Ended March 31, 2013
Interest income	$5,616
Other income	(3,154)
Expenses	(524)
Net Income (Loss)	$1,938

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2013
(dollars in tables in thousands, except share data)

The following is a summary of Newcastle’s Excess MSR investments made through equity method investees:

	March 31, 2013			March 31, 2013
	Unpaid Principal Balance(A)	Investee Interest in Excess MSR	Newcastle Interest in Investees	Amortized Cost Basis (B)	Carrying Value (C)	Weighted Average Yield	Weighted Average Maturity (Years) (D)
MSR Pool 6	$11,821,572	66.7%	50.0%	$42,388	$41,453	17.4%	4.9
MSR Pool 6 - Recapture Agreement	—	66.7%	50.0%	10,954	10,972	17.4%	10.7
MSR Pool 7	37,234,201	66.7%	50.0%	109,420	109,048	15.2%	5.1
MSR Pool 7 - Recapture Agreement	—	66.7%	50.0%	23,296	23,164	15.2%	12.0
MSR Pool 8	17,104,429	66.7%	50.0%	58,748	57,177	15.0%	5.0
MSR Pool 8 - Recapture Agreement	—	66.7%	50.0%	13,312	13,150	15.0%	11.7
	$66,160,202			$258,118	$254,964	15.6%	6.3

(A)	Pool 6 unpaid principal balance is as of March 31, 2013. Pools 7 and 8 unpaid balances are as of February 28, 2013.
(B)
Represents the amortized cost basis of the equity method investees in which Newcastle holds a 50% interest. The amortized cost basis of the Recapture Agreements is determined based on the relative fair values of the Recapture Agreements and related Excess MSRs at the time they were acquired.

(C)	Represents the carrying value of the equity method investees in which Newcastle holds a 50% interest. Carrying value represents the fair value of the pools or Recapture Agreements, as applicable.
(D)	The weighted average maturity represents the weighted average expected timing of the receipt of cash flows of each investment.

On January 4, 2013, Newcastle, through a joint venture, co-invested in Excess MSRs on a portfolio of Ginnie Mae residential mortgage loans with a UPB of approximately $13 billion as of November 30, 2012.  Nationstar acquired the related servicing rights from Bank of America in November 2012. Newcastle contributed approximately $28.9 million for a 50% interest in a joint venture which acquired an approximately 67% interest in the Excess MSRs on this portfolio. The remaining interests in the joint venture will be owned by a Fortress-managed fund and the remaining interest of approximately 33% in the Excess MSRs will be owned by Nationstar. As the servicer, Nationstar will perform all servicing and advancing functions, and it will retain the ancillary income, servicing obligations and liabilities associated with this portfolio. Under the terms of this investment, to the extent that any loans in the portfolio are refinanced by Nationstar, the resulting Excess MSRs will be shared on a pro rata basis by the joint venture and Nationstar, subject to certain limitations.

On January 6, 2013 Newcastle, through a joint venture, agreed to co-invest in Excess MSRs on a portfolio of four pools of residential mortgage loans with a UPB of approximately $215 billion as of November 30, 2012.  Approximately 53% of the loans in this portfolio are in private label securitizations, and the remainder are owned, insured or guaranteed by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation or the Government National Mortgage Association (“Ginnie Mae”). Nationstar has agreed to acquire the related servicing rights from Bank of America. Newcastle committed to invest approximately $340 million (based on the November 30, 2012 UPB) for a 50% interest in a joint venture which will acquire an approximately 67% interest in the Excess MSRs on this portfolio. As of March 31, 2013, Newcastle had contibuted approximately $80.7 million to the joint ventures. The remaining interests in the joint venture will be owned by a Fortress-managed fund and the remaining interest of approximately 33% in the Excess MSRs will be owned by Nationstar. As the servicer, Nationstar will perform all servicing and advancing functions, and it will retain the ancillary income, servicing obligations and liabilities associated with this portfolio. Under the terms of this investment, to the extent that any loans in the portfolio are refinanced by Nationstar, the resulting Excess MSRs will be shared on a pro rata basis by the joint venture and Nationstar, subject to certain limitations.  On January 31, 2013, Newcastle completed the first closing of this co-investment. The first closing related to Excess MSRs on loans with an aggregate UPB of approximately $58 billion as of December 31, 2012, that are owned, insured, or guaranteed by Fannie Mae or Freddie Mac. There can be no assurance that Newcastle will complete this investment as anticipated or at all.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2013
(dollars in tables in thousands, except share data)

The table below summarizes the geographic distribution of the underlying residential mortgage loans of the Excess MSR investments made through equity method investees at March 31, 2013:

State Concentration	Percentage of Total Outstanding
California	15.2%
Florida	7.9%
New York	7.6%
Texas	5.9%
New Jersey	4.8%
Washington	3.4%
Virginia	3.0%
Maryland	2.8%
Arizona	2.5%
Colorado	2.4%
Other U.S.	44.5%
100.0%

(A)	Based on the information provided by the loan servicer as of the most recent remittance.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2013
(dollars in tables in thousands, except share data)

7.  INVESTMENTS IN REAL ESTATE AND INTANGIBLES

Newcastle recorded investments in real estate and related intangibles at their estimated fair value at acquisition. Expenditures for ordinary maintenance and repairs are expensed as incurred.  Renovations and improvements which improve and/or extend the life of the assets are capitalized and depreciated over their estimated useful lives.  Newcastle will periodically assess the carrying value of the assets to determine if facts and circumstances exist that would suggest that assets might be impaired or that the useful lives should be modified.  In the event that an impairment in value occurs and we believe that the carrying amount of the assets will not be recovered, a provision will be recorded to reduce the carrying basis of the assets to their estimated fair value.  The following table summarizes Newcastle’s investments in real estate:

	March 31, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Value	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Value
Senior Living
Land	$15,993	$—	$15,993	$15,993	$—	$15,993
Buildings	144,676	(2,254)	142,422	144,676	(1,349)	143,327
Building improvements	2,492	(221)	2,271	2,433	(124)	2,309
Furniture, fixtures and equipment	1,325	(236)	1,089	1,257	(85)	1,172
Senior Living Total	$164,486	$(2,711)	$161,775	$164,359	$(1,558)	$162,801

Other Commercial Real Estate
Land	$1,106	$—	$1,106	$1,106	$—	$1,106
Buildings	6,588	(1,225)	5,363	6,588	(1,181)	5,407
Building improvements	951	(680)	271	826	(667)	159
Furniture, fixtures and equipment	—	—	—	—	—	—
Other Commercial Real Estate Total	$8,645	$(1,905)	$6,740	$8,520	$(1,848)	$6,672

Total Investments in Real Estate	$173,131	$(4,616)	$168,515	$172,879	$(3,406)	$169,473

Intangibles

The following table summarizes Newcastle’s intangible assets related to its senior living real estate:

	March 31, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
In-place resident lease intangibles	$22,711	$(7,043)	$15,668	$22,711	$(4,205)	$18,506
Non-compete intangibles	600	(50)	550	600	(20)	580
Total intangibles	$23,311	$(7,093)	$16,218	$23,311	$(4,225)	$19,086

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2013
(dollars in tables in thousands, except share data)

8.   DEBT OBLIGATIONS

The following table presents certain information regarding Newcastle’s debt obligations and related hedges at March 31, 2013:

										Collateral
Debt Obligation/Collateral	Month Issued	Outstanding Face Amount	Carrying Value	Final Stated Maturity	Unhedged Weighted Average Funding Cost (A)		Weighted Average Funding Cost (B)	Weighted Average Maturity (Years)	Face Amount of Floating Rate Debt	Outstanding Face Amount (C)	Amortized Cost Basis (C)	Carrying Value (C)	Weighted Average Maturity (Years)	Floating Rate Face Amount (C)	Aggregate Notional Amount of Current Hedges (D)
CDO Bonds Payable
CDO IV (E)	Mar 2004	$71,604	$71,537	Mar 2039		1.93%	5.08%	1.2	$60,804	$153,780	$141,221	$140,589	1.6	$42,747	$60,804
CDO VI (E)	Apr 2005	91,688	91,689	Apr 2040		0.86%	5.35%	4.5	88,554	177,513	91,701	119,428	2.8	48,073	88,554
CDO VIII	Nov 2006	478,289	477,447	Nov 2052		0.80%	2.36%	1.7	470,689	672,349	489,664	522,209	2.3	349,172	154,100
CDO IX	May 2007	373,412	374,887	May 2052		0.60%	0.60%	1.4	373,412	613,694	491,396	503,618	2.6	299,787	—
		1,014,993	1,015,560				2.17%	1.8	993,459	1,617,336	1,213,982	1,285,844	2.4	739,779	303,458
Other Bonds and Notes Payable
MH Loans Portfolio I (F)	Apr 2010	65,995	62,276	Jul 2035		6.31%	6.31%	4.1	—	114,355	96,752	96,752	6.3	851	—
MH Loans Portfolio II	May 2011	112,046	111,447	Dec 2033		4.47%	4.47%	3.9	—	146,865	144,274	144,274	5.5	24,374	—
		178,041	173,723				5.13%	4.0	—	261,220	241,026	241,026	5.9	25,225	—
Repurchase Agreements (G)
Non-Agency RMBS (H)	Various	158,029	158,029	Apr 2013	LIBOR+2.00%		2.20%	0.1	158,029	330,871	208,446	233,813	6.8	330,871	—
FNMA/FHLMC securities (I)	Various	1,315,557	1,315,557	Apr 2013		0.44%	0.44%	0.1	1,315,557	1,309,855	1,396,401	1,400,430	4.1	1,309,855	—
		1,473,586	1,473,586				0.63%	0.1	1,473,586	1,640,726	1,604,847	1,634,243	4.7	1,640,726	—
Mortgage Notes Payable
BPM Senior Living Facilities	Jul 2012	88,400	88,400	Aug 2019		3.44%	3.44%	6.0	23,400	N/A	135,251	135,251	N/A	—	23,400
Utah Senior Living Facilities	Nov 2012	16,000	16,000	Oct 2017	LIBOR+3.75%	(J)	4.75%	4.5	16,000	N/A	21,706	21,706	N/A	—	—
Courtyards Senior living facilities	Dec 2012	16,125	16,125	Oct 2017	LIBOR+3.75%	(J)	4.75%	4.5	16,125	N/A	21,036	21,036	N/A	—	—
		120,525	120,525				3.79%	5.6	55,525	N/A	177,993	177,993	N/A	—	23,400
Corporate
Junior subordinated notes payable	Mar 2006	51,004	51,242	Apr 2035	7.574	% (L)	7.40%	22.1	—	—	—	—	—	—	—
		51,004	51,242				7.40%	22.1	—	—	—	—	—	—	—
Subtotal debt obligations		2,838,149	2,834,636				1.71%	1.6	$2,522,570	$3,519,282	$3,237,848	$3,339,106	3.7	$2,405,730	$326,858
Financing on subprime mortgage loans subject to call option	(K)	406,217	406,115
Total debt obligations		$3,244,366	$3,240,751

(A)	Weighted average, including floating and fixed rate classes and including the amortization of deferred financing costs.
(B)	Including the effect of applicable hedges.
(C)	Excluding (i) restricted cash held in CDOs to be used for principal and interest payments of CDO debt, and (ii) operating cash in senior living entities.
(D)
Including a $23.4 million notional amount of interest rate cap agreement for the mortgage notes payable and a $60.8 million and $88.6 million notional amount of interest rate swap agreements in CDO IV and CDO VI, respectively, which were economic hedges not designated as hedges for accounting purposes.

(E)
These CDOs were not in compliance with its applicable over collateralization tests as of March 31, 2013. Newcastle is not receiving cash flows from these CDOs (other than senior management fees and cash flows on senior classes of bonds that were repurchased), since net interest is being used to repay debt, and expects these CDOs to remain out of compliance for the foreseeable future.

(F)	Excluding $20.5 million face amount of other bonds payable relating to MH loans Portfolio I sold to certain Newcastle CDOs, which were eliminated in consolidation.
(G)
These repurchase agreements had $0.1 million of associated accrued interest payable at March 31, 2013. $1.5 billion face amount of these repurchase agreements were renewed subsequent to March 31, 2013.

(H)	The counterparty of these repurchase agreements is Credit Suisse.
(I)
The counterparties on these repurchase agreements are Bank of America ($291.4 million), Barclays ($267.2 million), Citi ($118.8 million), Goldman Sachs ($343.8 million), Morgan Stanley ($56.2 million) and Nomura ($238.2 million). Interest rates on these repurchase agreements are fixed, but will be reset on a short-term basis.

(J)	These financings have a LIBOR floor of 1%.
(K)	Issued in April 2006 and July 2007. See Note 4 regarding the securitizations of Subprime Portfolios I and II.
(L)	LIBOR + 2.25% after April 2016.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2013
(dollars in tables in thousands, except share data)

Each CDO financing is subject to tests that measure the amount of over collateralization and excess interest in the transaction.  Failure to satisfy these tests would cause the principal and/or interest cashflow that would otherwise be distributed to more junior classes of securities (including those held by Newcastle) to be redirected to pay down the most senior class of securities outstanding until the tests are satisfied. As a result, our cash flow and liquidity are negatively impacted upon such a failure. As of March 31, 2013, CDOs IV and VI were not in compliance with their over collateralization tests.

In the first three months of 2013, Newcastle repurchased $10.9 million face amount of CDO bonds payable for $9.7 million. As a result, Newcastle extinguished $10.9 million face amount of CDO bonds payable and recorded a gain on extinguishment of debt of $1.2 million.

Newcastle’s non-CDO financings contain various customary loan covenants. Newcastle was in compliance with all of the covenants in its non-CDO financings as of March 31, 2013.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2013
(dollars in tables in thousands, except share data)

9.  FAIR VALUE

Fair Value Summary Table

The carrying values and fair values of Newcastle’s assets and liabilities at March 31, 2013 were as follows:
	Principal				Weighted	Weighted
	Balance or				Average	Average
	Notional	Carrying	Estimated		Yield/Funding	Maturity
	Amount	Value	Fair Value	Fair Value Method (A)	Cost	(Years)
Assets
Financial instruments:
Real estate securities, available-for-sale*	$2,946,191	$2,495,473	$2,495,473	Broker quotations, counterparty quotations, pricing services, pricing models	3.92%	4.7
Real estate related loans, held-for-sale, net	1,251,678	851,525	867,777	Broker quotations, counterparty quotations, pricing services, pricing models	11.56%	1.6
Residential mortgage loans, held-for-investment, net	374,264	317,708	324,554	Pricing models	8.58%	5.6
Residential mortgage loans, held-for-sale, net	3,451	2,380	2,380	Pricing models	18.86%	4.7
Investments in excess mortgage servicing rights at fair value* (B)	73,322,892	236,555	236,555	Pricing models	17.60%	5.4
Investments in equity method investees at fair value* (B)	66,160,202	102,588	102,588	Pricing models	15.56%	6.3
Investments in real estate and intangibles, net		184,733	194,878	Broker quotations, recent purchase price
Subprime mortgage loans subject to call option (C)	406,217	406,115	406,115	(C)	9.09%	(C)
Restricted cash*	11,494	11,494	11,494
Cash and cash equivalents*	534,772	534,772	534,772
Non-hedge derivative assets (D)(E)*	23,400	176	176	Counterparty quotations	N/A	(D)
Other investments		24,907	13,165	Pricing models
Receivables and other assets		27,577	27,577
		$5,196,003	$5,217,504

Liabilities
Financial instruments:
CDO bonds payable (G)	$1,014,993	$1,015,560	$791,641	Pricing models	2.17%	1.8
Other bonds and notes payable	178,041	173,723	180,638	Broker quotations, pricing models	5.13%	4.0
Repurchase agreements	1,473,586	1,473,586	1,473,586	Market comparables	0.63%	0.1
Mortgage notes payable	120,525	120,525	120,525	Pricing models	3.79%	5.6
Financing of subprime mortgage loans subject to call option (C)	406,217	406,115	406,115	(C)	9.09%	(C)
Junior subordinated notes payable	51,004	51,242	32,840	Pricing models	7.40%	22.1
Interest rate swaps, treated as hedges (E)(F)*	154,100	10,331	10,331	Counterparty quotations	N/A	(F)
Non-hedge derivatives (D)(E)*	281,869	16,281	16,281	Counterparty quotations	N/A	(D)
Due to affiliates		4,611	4,611
Dividends payable, accrued expenses and other liabilities		74,530	74,530
		$3,346,504	$3,111,098

*Measured at fair value on a recurring basis.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2013
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

(B)
The notional amount represents the total unpaid principal balance of the mortgage loans. Newcastle does not receive an excess mortgage servicing amount on nonperforming loans for Agency portfolios. The weighted average yield and maturity for the investments in equity method investees represents the yield and maturity of the underlying investments in Excess MSRs.

(C)
These two items result from an option, not an obligation, to repurchase loans from Newcastle’s subprime mortgage loan securitizations (Note 4), are noneconomic until such option is exercised, and are equal and offsetting.

(D)
This represents two interest rate swap agreements with a total notional balance of $281.9 million, maturing in March 2014 and March 2015, respectively, and an interest rate cap agreement with a notional balance of $23.4 million, maturing in August 2019. Newcastle entered into these agreements to reduce its exposure to interest rate changes on the floating rate financings of CDO IV, CDO VI and the senior living assets. These derivative agreements were not designated as hedges for accounting purposes as of March 31, 2013.

(E)
Newcastle’s derivatives fall into two categories. As of March 31, 2013, all derivative liabilities were held within Newcastle’s nonrecourse structures. An aggregate notional balance of $436.0 million, which were liabilities at period end, are only subject to the credit risks of the respective CDO structures.  As they are senior to all the debt obligations of the respective CDOs and the fair value of each of the CDOs’ total investments exceeded the fair value of each of the CDOs’ derivative liabilities, no credit valuation adjustments were recorded. A notional balance of $23.4 million was an asset at period end and therefore is subject to the counterparty’s credit risk. No adjustments have been made to the fair value quotations received related to credit risk as a result of the counterparty’s “AA” credit rating. Newcastle’s significant derivative counterparties include Bank of America, Credit Suisse and Wells Fargo.

(F)	Represents derivative agreements as follows:

Year of Maturity	Weighted Average Month of Maturity	Aggregate Notional Amount	Weighted Average Fixed Pay Rate / Cap Rate	Aggregate Fair Value Asset / (Liability)

Interest rate swap agreements which receive 1-Month LIBOR:
2016	Apr	$154,100	5.04%	$(10,331)

(G)	Newcastle notes that the unrealized gain on the liabilities within such structures cannot be fully realized.

(H)
Assets held within CDOs and other non-recourse structures are not available to satisfy obligations outside of such financings, except to the extent Newcastle receives net cash flow distributions from such structures. Furthermore, creditors or beneficial interest holders of these structures have no recourse to the general credit of Newcastle. Therefore, Newcastle’s exposure to the economic losses from such structures is limited to its invested equity in them and economically their book value cannot be less than zero. As a result, the fair value of Newcastle’s net investments in these nonrecourse financing structures is equal to the present value of their expected future net cash flows.

Valuation Hierarchy

The methodologies used for valuing such instruments have been categorized into three broad levels, which form a hierarchy.

Level 1 - Quoted prices in active markets for identical instruments.

Level 2 - Valuations based principally on other observable market parameters, including
●	Quoted prices in active markets for similar instruments,
●	Quoted prices in less active or inactive markets for identical or similar instruments,
●	Other observable inputs (such as interest rates, yield curves, volatilities, prepayment speeds, loss severities, credit risks and default rates), and
●	Market corroborated inputs (derived principally from or corroborated by observable market data).

Level 3 - Valuations based significantly on unobservable inputs.
●
Level 3A - Valuations based on third party indications (broker quotes, counterparty quotes or pricing services) which were, in turn, based significantly on unobservable inputs or were otherwise not supportable as Level 2 valuations.

●	Level 3B - Valuations based on internal models with significant unobservable inputs.

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
MARCH 31, 2013
(dollars in tables in thousands, except share data)

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

The following table summarizes such financial assets and liabilities measured at fair value on a recurring basis at March 31, 2013:

			Fair Value
	Principal Balance or Notional Amount	Carrying Value	Level 2	Level 3A	Level 3B	Total
Assets:
Real estate securities, available-for-sale:
CMBS	$468,584	$384,017	$—	$327,173	$56,844	$384,017
REIT debt	50,700	54,119	54,119	—	—	54,119
Non-Agency RMBS	904,784	583,900	—	559,703	24,197	583,900
ABS - other real estate	10,036	1,384	—	746	638	1,384
FNMA / FHLMC	1,309,855	1,400,428	1,400,428	—	—	1,400,428
CDO	202,232	71,625	—	66,371	5,254	71,625
Real estate securities total	$2,946,191	$2,495,473	$1,454,547	$953,993	$86,933	$2,495,473
Investments in Excess MSRs (1)	$73,322,892	$236,555	$—	$—	$236,555	$236,555
Investments in equity method investees (1)	$66,160,202	$102,588	$—	$—	$102,588	$102,588
Derivative assets:
Interest rate caps, not treated as hedges	23,400	176	176	—	—	176
Derivative assets total	$23,400	$176	$176	$—	$—	$176

Liabilities:
Derivative Liabilities:
Interest rate swaps, treated as hedges	$154,100	$10,331	$10,331	$—	$—	$10,331
Interest rate swaps, not treated as hedges	281,869	16,281	16,281	—	—	16,281
Derivative liabilities total	$435,969	$26,612	$26,612	$—	$—	$26,612

(1)	The notional amount represents the total unpaid principal balance of the mortgage loans. Newcastle does not receive an excess mortgage servicing amount on nonperforming loans for Agency portfolios.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2013
(dollars in tables in thousands, except share data)

Newcastle’s investments in instruments (excluding the Excess MSRs and investment in equity method investees, see below) measured at fair value on a recurring basis using Level 3 inputs changed during the three months ended March 31, 2013 as follows:

	Level 3A
	CMBS		ABS
	Conduit	Other	Non-Agency RMBS	Other	Equity/Other Securities	Total
Balance at December 31, 2012	$225,575	$104,451	$330,021	$798	$65,027	$725,872
Transfers (A)
Transfers from Level 3B	—	—	1,861	—	—	1,861
Transfers into Level 3B	—	(8,257)	—	—	—	(8,257)
Total gains (losses) (B)
Included in net income (C)	—	—	—	—	—	—
Included in other comprehensive income (loss)	8,544	1,347	14,166	(25)	1,334	25,366
Amortization included in interest income	2,055	161	5,622	—	998	8,836
Purchases, sales and repayments
Purchases	—	—	227,293	—	—	227,293
Proceeds from sales	—	—	—	—	—	—
Proceeds from repayments	(3,219)	(3,484)	(19,260)	(27)	(988)	(26,978)
Balance at March 31, 2013	$232,955	$94,218	$559,703	$746	$66,371	$953,993

	Level 3B
	CMBS		ABS
	Conduit	Other	Non-Agency RMBS	Other	Equity/Other Securities	Total
Balance at December 31, 2012	$29,194	$17,171	$25,954	$677	$5,998	$78,994
Transfers (A)
Transfers from Level 3A	—	8,257	—	—	—	8,257
Transfers into Level 3A	—	—	(1,861)	—	—	(1,861)
Total gains (losses) (B)
Included in net income (C)	(539)	—	—	—	—	(539)
Included in other comprehensive income (loss)	1,271	1,338	(349)	(9)	57	2,308
Amortization included in interest income	1,120	119	1,435	256	232	3,162
Purchases, sales and repayments
Purchases	—	—	—	—	—	—
Proceeds from sales	—	—	—	—	—	—
Proceeds from repayments	(1,087)	—	(982)	(286)	(1,033)	(3,388)
Balance at March 31, 2013	$29,959	$26,885	$24,197	$638	$5,254	$86,933

(A)	Transfers are assumed to occur at the beginning of the quarter.
(B)	None of the gains (losses) recorded in earnings during the period is attributable to the change in unrealized gains (losses) relating to Level 3 assets still held at the reporting date.
(C)	These gains (losses) are recorded in the following line items in the consolidated statements of income:

	Three Months Ended March 31, 2013
	Level 3A	Level 3B
Gain (loss) on settlement of investments, net	$—	$—
Other income (loss), net	—	—
OTTI	—	(539)
Total	$—	$(539)
Gain (loss) on settlement of investments, net, from investments transferred into Level 3 during the period	$—	$—

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2013
(dollars in tables in thousands, except share data)

Securities Valuation

As of March 31, 2013, Newcastle’s securities valuation methodology and results are further detailed as follows:

			Fair Value
	Outstanding	Amortized			Internal
	Face	Cost	Multiple	Single	Pricing
Asset Type	Amount (A)	Basis (B)	Quotes (C)	Quote (D)	Models (E)	Total

CMBS	$468,584	$332,092	$269,126	$58,047	$56,844	$384,017
REIT debt	50,700	50,055	28,321	25,798	—	54,119
Non-Agency RMBS	904,784	535,908	531,929	27,774	24,197	583,900
ABS - other real estate	10,036	1,490	—	746	638	1,384
FNMA / FHLMC	1,309,855	1,396,400	1,310,147	90,281	—	1,400,428
CDO	202,232	66,747	—	66,371	5,254	71,625
Total	$2,946,191	$2,382,692	$2,139,523	$269,017	$86,933	$2,495,473

(A)	Net of incurred losses
(B)	Net of discounts (or gross of premiums) and after OTTI, including impairment taken during the period ended March 31, 2013.
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

(D)	Management was unable to obtain quotations from more than one source on these securities. The one source was generally the seller (the party that sold us the security) or a pricing service.
(E)	Securities whose fair value was estimated based on internal pricing models are further detailed as follows:

			Impairment	Unrealized	Weighted Average Significant Input
	Amortized		Recorded	Gains (Losses)			Cumulative
	Cost		In Current	in Accumulated	Discount	Prepayment	Default	Loss
	Basis (B)	Fair Value	Period	OCI	Rate	Speed (F)	Rate	Severity
CMBS - Conduit	$23,143	$29,959	$539	$6,816	10.0%	N/A	21.8%	38.7%
CMBS - Large loan /single borrower	26,367	26,885	—	518	2.5%	N/A	31.3%	31.3%
Non-Agency RMBS	12,481	24,197	—	11,716	8.0%	2.8%	19.9%	43.0%
ABS - other RE	424	638	—	214	8.0%	0.5%	44.1%	99.7%
CDO	3,179	5,254	—	2,075	19.8%	5.0%	8.2%	73.0%
Total	65,594	86,933	539	21,339

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
MARCH 31, 2013
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

The following tables summarize certain information for real estate related loans and residential mortgage loans held-for-sale as of March 31, 2013:

				Valuation	Significant Input
	Outstanding			Allowance/	Range		Weighted Average
	Face	Carrying	Fair	(Reversal) In	Discount	Loss	Discount	Loss
Loan Type	Amount	Value	Value	Current Year	Rate	Severity	Rate	Severity
Mezzanine	$518,307	$432,432	$445,343	$(838)	3.5% - 25.0%	0.0% - 100.0%	9.1%	10.9%
Bank Loan	582,474	277,831	277,830	2,285	6.7% - 41.7%	0.0% - 100.0%	16.7%	45.6%
B-Note	120,872	111,237	114,437	(6)	6.0% - 15.0%	0.0%	10.4%	0.0%
Whole Loan	30,025	30,025	30,167	—	4.8% - 6.9%	0.0% - 15.0%	4.8%	14.5%
Total Real Estate Related Loans Held-for-Sale, Net	$1,251,678	$851,525	$867,777	$1,441

				Valuation
	Outstanding			Allowance/	Significant Input (Weighted Average)
	Face	Carrying	Fair	(Reversal) In	Discount	Prepayment	Constant	Loss
Loan Type	Amount	Value	Value	Current Year	Rate	Speed	Default Rate	Severity
Non-securitized Manufactured Housing Loans Portfolio I	$569	$153	$153	$(3)	68.2%	5.0%	11.6%	70.0%
Non-securitized Manufactured Housing Loans Portfolio II	2,882	2,227	2,227	(3)	15.5%	5.0%	3.5%	75.0%
Total Residential Mortgage Loans Held-for-Sale, Net	$3,451	$2,380	$2,380	$(6)

Loans which Newcastle has the intent and ability to hold into the foreseeable future are classified as held-for-investment. Loans held-for-investment are carried at the aggregate unpaid principal balance adjusted for any unamortized premium or discount, deferred fees or expenses, an allowance for loan losses, charge-offs and write-downs for impaired loans.

The following table summarizes certain information for residential mortgage loans held-for-investment as of March 31, 2013:

					Significant Input (Weighted Average)
Loan Type	Outstanding Face Amount	Carrying Value	Fair Value	Valuation Allowance/ (Reversal) In Current Year	Discount Rate	Prepayment Speed	Constant Default Rate	Loss Severity
Securitized Manufactured Housing Loans Portfolio I	$114,355	$96,752	$97,192	$13	9.5%	5.0%	4.0%	70.0%
Securitized Manufactured Housing Loans Portfolio II	146,865	144,274	143,048	835	7.5%	5.0%	3.5%	75.0%
Residential Loans	54,458	41,198	47,134	(49)	7.4%	4.7%	2.8%	46.5%
Reverse Mortgage Loans	58,586	35,484	37,180	—	10.6%	N/A	N/A	N/A
Total Residential Mortgage Loans, Held-for-Investment, Net	$374,264	$317,708	$324,554	$799

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2013
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

The following table summarizes certain information regarding the inputs used in valuing the Excess MSRs owned directly and through equity method investees as of March 31, 2013:

	Significant Input
Held Directly (Note 5)	Prepayment Speed (A)	Delinquency (B)	Recapture Rate (C)	Excess Mortgage Servicing Amount (D)	Discount Rate
MSR Pool 1	16.1%	10.0%	35.0%	28 bps	18.0%
MSR Pool 1 - Recapture Agreement	8.0%	10.0%	35.0%	21 bps	18.0%
MSR Pool 2	16.0%	11.0%	35.0%	23 bps	17.3%
MSR Pool 2 - Recapture Agreement	8.0%	10.0%	35.0%	21 bps	17.3%
MSR Pool 3	16.2%	12.1%	35.0%	23 bps	17.6%
MSR Pool 3 - Recapture Agreement	8.0%	10.0%	35.0%	21 bps	17.6%
MSR Pool 4	18.3%	15.8%	35.0%	17 bps	17.9%
MSR Pool 4 - Recapture Agreement	8.0%	10.0%	35.0%	21 bps	17.9%
MSR Pool 5	15.0%	N/A(E)	20.0%	13 bps	17.5%
MSR Pool 5 - Recapture Agreement	8.0%	N/A(E)	20.0%	21 bps	17.5%
Held through Equity Method Investees (Note 6)
MSR Pool 6	19.6%	8.8%	35.0%	25 bps	17.4%
MSR Pool 6 - Recapture Agreement	10.0%	6.0%	35.0%	23 bps	17.4%
MSR Pool 7	13.8%	8.4%	35.0%	16 bps	15.2%
MSR Pool 7 - Recapture Agreement	10.0%	5.0%	35.0%	19 bps	15.2%
MSR Pool 8	15.2%	7.4%	35.0%	19 bps	15.0%
MSR Pool 8 - Recapture Agreement	10.0%	5.0%	35.0%	19 bps	15.0%

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

Delinquency rates are based on the pool-specific experience of loans that missed their latest mortgage payments. For the Recapture Agreements and recaptured loans, delinquency rates are based on the experience of similar loan pools originated by Nationstar and delinquency experience over the past year. Management believes this time period provides a reasonable sample for projecting future delinquency rates while taking into account current market conditions. Additional consideration is given to loans that are expected to become 30 or more days delinquent.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2013
(dollars in tables in thousands, except share data)

Recapture rates are based on actual average recapture rates experienced by Nationstar on similar mortgage loan pools. Generally, Newcastle looks to one year worth of actual recapture rates, which management believes provides a reasonable sample for projecting future recapture rates while taking into account current market conditions.

For existing mortgage pools, excess mortgage servicing amount projections are based on the actual total mortgage servicing amount in excess of a basic fee. For loans expected to be refinanced by Nationstar and subject to a Recapture Agreement, Newcastle considers the excess mortgage servicing amount on loans originated by Nationstar over the past year and other general market considerations. Management believes this time period provides a reasonable sample for projecting future excess mortgage servicing amounts while taking into account current market conditions.

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

Newcastle’s MSRs investments measured at fair value on a recurring basis using Level 3B inputs changed during the period ended March 31, 2013 as follows:

	Level 3B (A)
	MSR Pool 1	MSR Pool 2	MSR Pool 3	MSR Pool 4	MSR Pool 5	Total
Balance at December 31, 2012	$40,910	$39,322	$35,434	$15,036	$114,334	$245,036
Transfers (B)
Transfers from Level 3A	—	—	—	—	—	—
Transfers into Level 3A	—	—	—	—	—	—
Gains (losses) included in net income (C)	440	897	798	98	(375)	1,858
Interest income	1,970	1,485	1,628	601	4,340	10,024
Purchases, sales and repayments
Purchases	—	—	—	—	—	—
Purchase adjustments	—	—	—	—	—	—
Proceeds from sales	—	—	—	—	—	—
Proceeds from repayments	(3,632)	(3,129)	(3,182)	(1,061)	(9,359)	(20,363)
Balance at March 31, 2013	$39,688	$38,575	$34,678	$14,674	$108,940	$236,555

(A)	Includes the recapture agreement for each respective pool.
(B)	Transfers are assumed to occur at the beginning of the quarter.
(C)
The gains (losses) recorded in earnings during the period are attributable to the change in unrealized gains (losses) relating to Level 3 assets still held at the reporting dates. These gains(losses) are recorded in “Other Income (Loss)” in the consolidated statement of income.

Equity Method Investees Valuation

Fair value estimates of Newcastle’s investments were based on internal pricing models.  Newcastle estimated the fair value of the assets and liabilities of the underlying entities in which it holds an equity interest.  The valuation technique is based on discounted cash flows.  Significant inputs represent the inputs required to estimate the fair value of the Excess MSRs held by the entities and included expectations of prepayment rates, delinquency rates, recapture rates, the excess mortgage servicing amount of the underlying mortgage loans, and discount rates that market participants would use in determining the fair values of mortgage servicing rights on similar pools of residential mortgage loans. In addition, in valuing the Excess MSRs, management considered the likelihood of Nationstar being removed as servicer, which likelihood is considered to be remote.  Refer to the Excess MSRs Valuation section above for further details.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2013
(dollars in tables in thousands, except share data)

Newcastle’s investments in equity method investees measured at fair value on a recurring basis using Level 3B inputs changed during the period ended March 31, 2013 as follows:

Three Months Ended March 31, 2013
Balance at December 31, 2012	$—
Contributions to equity method investees	109,588
Distributions of earnings from equity method investees	(1,344)
Distributions of capital from equity method investees	(6,625)
Change in fair value of investments in equity method investees	969
Balance at March 31, 2013	$102,588

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

		Fair Value
		March 31,	December 31,
	Balance sheet location	2013	2012
Derivative Assets
Interest rate caps, not designated as hedges	Derivative Assets	176	165
		$176	$165
Derivative Liabilities
Interest rate swaps, designated as hedges	Derivative Liabilities	$10,331	$12,175
Interest rate swaps, not designated as hedges	Derivative Liabilities	16,281	19,401
		$26,612	$31,576

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2013
(dollars in tables in thousands, except share data)

The following table summarizes information related to derivatives:

	March 31, 2013	December 31, 2012
Cash flow hedges
Notional amount of interest rate swap agreements	$154,100	$154,450
Amount of (loss) recognized in OCI on effective portion	(10,207)	(12,050)
Deferred hedge gain (loss) related to anticipated financings, which have subsequently occurred, net of amortization	221	237
Deferred hedge gain (loss) related to dedesignation, net of amortization	(195)	(210)
Expected reclassification of deferred hedges from AOCI into earnings over the next 12 months	5	4

Expected reclassification of current hedges from AOCI into earnings over the next 12 months	(6,181)	(6,259)

Non-hedge Derivatives
Notional amount of interest rate swap agreements	281,869	294,203
Notional amount of interest rate cap agreements	23,400	23,400

The following table summarizes gains (losses) recorded in relation to derivatives:

		Three Months Ended March 31,
	Income statement location	2013	2012
Cash flow hedges
Gain (loss) on the ineffective portion	Other income (loss)	$—	$30
Gain (loss) immediately recognized at dedesignation	Gain (loss) on sale of investments; Other income (loss)	—	(276)
Amount of gain (loss) reclassified from AOCI into
income, related to effective portion	Interest expense	(1,865)	(10,646)
Deferred hedge gain reclassified from AOCI into income,
related to anticipated financings	Interest expense	16	15
Deferred hedge gain (loss) reclassified from AOCI into
income, related to effective portion of dedesignated hedges	Interest expense	(16)	442
Non-hedge derivatives gain (loss)	Other income (loss)	3,126	2,056

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2013
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

Significant inputs include:
●     Underlying security and loan prepayment, default and cumulative loss expectations
●     Amount and timing of expected future cash flows
●     Market yields and credit spreads implied by comparisons to transactions of similar  tranches of CDO debt by the varying levels of subordination

Other bonds and notes payable	Level 3
Valuation technique is based on discounted cash flow.

Significant inputs include:
●      Amount and timing of expected future cash flows
●      Interest rates
●      Broker quotations
●      Market yields and credit spreads implied by comparisons to transactions of similar  tranches of securitized debt by the varying levels of subordination

Repurchase agreements	Level 2	Valuation technique is based on market comparables. Significant variables include: ● Amount and timing of expected future cash flows ● Interest rates ● Collateral funding spreads
Mortgage notes payable	Level 3	Valuation technique is based on discounted cash flows. Significant inputs include: ● Amount and timing of expected future cash flows ● Interest rates ● Collateral funding spreads
Junior subordinated notes payable	Level 3	Valuation technique is based on discounted cash flow. Significant inputs include: ● Amount and timing of expected future cash flows ● Interest rates ● Market yields and the credit spread of Newcastle

10.  EQUITY AND EARNINGS PER SHARE

Newcastle is required to present both basic and diluted earnings per share (“EPS”).  Basic EPS is calculated by dividing net income available for common stockholders by the weighted average number of shares of common stock outstanding during each period.  Diluted EPS is calculated by dividing net income available for common stockholders by the weighted average number of shares of common stock outstanding plus the additional dilutive effect of common stock equivalents during each period.  Newcastle’s common stock equivalents are its outstanding stock options.  During the three months ended March 31, 2013 and 2012, based on the treasury stock method, Newcastle had 4,942,388 and 489,093 dilutive common stock equivalents, respectively, resulting from its outstanding options. Net income available for common stockholders is equal to net income less preferred dividends.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2013
(dollars in tables in thousands, except share data)

In January 2013, Newcastle issued 57,500,000 shares of its common stock in a public offering at a price to the public of $9.35 per share for net proceeds of approximately $526.2 million. Certain principals of Fortress participated in this offering and purchased an aggregate of 213,900 shares at a price of $9.35 per share. For the purpose of compensating the Manager for its successful efforts in raising capital for Newcastle, in connection with this offering, Newcastle granted options to the Manager to purchase 5,750,000 shares of Newcastle’s common stock at a price of $9.35, which had a fair value of approximately $18.0 million as of the grant date.  The assumptions used in valuing the options were: a 2.0% risk-free rate, a 8.8% dividend yield, 56.2% volatility and a 10 year term.

In February 2013, Newcastle issued 23,000,000 shares of its common stock in a public offering at a price to the underwriters of $10.34 per share for net proceeds of approximately $237.4 million. Certain principals of Fortress participated in this offering and purchased an aggregate of 191,000 shares at a price of $10.48 per share. For the purpose of compensating the Manager for its successful efforts in raising capital for Newcastle, in connection with this offering, Newcastle granted options to the Manager to purchase 2,300,000 shares of Newcastle’s common stock at a price of $10.48, which had a fair value of approximately $8.4 million as of the grant date.  The assumptions used in valuing the options were: a 2.1% risk-free rate, a 7.8% dividend yield, 55.5% volatility and a 10 year term.

As of March 31, 2013, Newcastle’s outstanding options were summarized as follows:

Held by the Manager	17,735,338
Issued to the Manager and subsequently transferred to certain of the Manager’s employees	3,711,937
Issued to the independent directors	10,000
Total	21,457,275

11.  COMMITMENTS AND CONTINGENCIES

Litigation  — Newcastle is, from time to time, a defendant in legal actions from transactions conducted in the ordinary course of business. Management, after consultation with legal counsel, believes the ultimate liability arising from such actions, individually and in the aggregate, that existed at March 31, 2013, if any, will not materially affect Newcastle’s consolidated results of operations or financial position.

Capital Commitments — As of March 31, 2013, Newcastle had outstanding capital commitments related to investments in joint ventures in connection with the acquisition of Excess MSRs and consumer loans.  See Notes 6 and 15, respectively for a description of these commitments.

As of March 31, 2013, Newcastle had committed to purchase approximately $48.8 million face amount of real estate related loans for approximately $17.1 million, but had not yet settled this purchase as of March 31, 2013.

12.  GAIN (LOSSES) ON SETTLEMENT OF INVESTMENTS, NET AND OTHER INCOME (LOSS), NET

These items are comprised of the following:

	Three Months Ended March 31,
	2013	2012
Gain (loss) on settlement of investments, net
Gain on settlement of real estate securities	$—	$6,772
Loss on settlement of real estate securities	—	(335)
Loss on repayment/disposition of loans held-for-sale	—	(1,614)
Loss on disposal of long-lived assets	(3)	—
	$(3)	$4,823
Other income (loss), net
Gain (loss) on non-hedge derivative instruments	$3,126	$2,056
Unrealized (loss) recognized at de-designation of hedges	—	(276)
Hedge ineffectiveness	—	30
Collateral management fee income, net	352	513
Other income (loss)	1,089	647
	$4,567	$2,970

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2013
(dollars in tables in thousands, except share data)

13.  RECLASSIFICATION FROM ACCUMULATED OTHER COMPREHENSIVE INCOME INTO NET INCOME

The following table summarizes the amounts reclassified out of accumulated other comprehensive income into net income:

Accumulated Other Comprehensive	Income Statement	Three Months Ended
Income Components	Location	March 31, 2013
Net realized gain (loss) on securities
Impairment	Other-than-temporary impairment on securities, net of portion of other-than-temporary impairment on securities recognized in other compprehensive income	$(539)
Gain on settlement of real estate securities	Gain (loss) on settlement of investments, net	—
Loss on settlement of real estate securities	Gain (loss) on settlement of investments, net	—
$(539)

Net realized gain (loss) on derivatives designated as cash flow hedges
Gain (loss) recognized upon de-designation	Other income (loss)	$—
Hedge ineffectiveness	Other income (loss)	—
Amortization of deferred gain (loss)	Interest expense	—
Gain (loss) reclassified from AOC1 into income, related to effective portion	Interest expense	(1,865)
Gain (loss) of termination of derivative instruments	Gain (loss) on settlement of investments, net	—
$(1,865)

Total reclassifications		$(2,404)

14.  SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES RELATED TO CDOs

Newcastle considers all activity in its CDOs’ restricted cash accounts to be non-cash activity for purposes of its consolidated statement of cash flows since transactions conducted with restricted cash have no effect on its cash and cash equivalents.  Supplemental non-cash investing and financing activities relating to CDOs are disclosed below:

	Three Months Ended March 31,
	2013	2012
Restricted cash generated from sale of securities	$—	$13,965
Restricted cash generated from paydowns on securities and loans	$83,623	$60,466
Restricted cash used for purchases of real estate securities	$—	$14,689
Restricted cash used for purchases of real estate related loans	$—	$45,481
Restricted cash used for repayments of CDO bonds payable	$65,086	$7,710
Restricted cash used for purchases of derivative instruments	$—	$168

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2013
(dollars in tables in thousands, except share data)

15.  RECENT ACTIVITIES

These financial statements include a discussion of material events that have occurred subsequent to March 31, 2013 (referred to as “subsequent events”) through the issuance of these consolidated financial statements. Events subsequent to that date have not been considered in these financial statements.

On March 5, 2013, Newcastle agreed to co-invest in a portfolio of consumer loans with a UPB of approximately $4.2 billion as of December 31, 2012. The portfolio includes over 400,000 personal unsecured loans and personal homeowner loans originated through subsidiaries of HSBC Finance Corporation. On April 1, 2013, Newcastle completed this co-investment through newly formed limited liability companies (collectively, “the consumer loan companies”). The consumer loan companies acquired the portfolio from HSBC Finance Corporation and its affiliates. Newcastle invested approximately $250 million for 30% membership interests in each of the consumer loan companies. Of the remaining 70% of the membership interests, Springleaf Finance, Inc. (“Springleaf”), which is majority-owned by Fortress funds managed by our Manager, acquired 47%, and an affiliate of Blackstone Tactical Opportunities Advisors L.L.C. acquired 23%.  Springleaf will act as the managing member of the consumer loan companies. The consumer loan companies financed $2.2 billion of the approximately $3.0 billion purchase price with asset-backed notes. The consumer loan companies were formed on March 19, 2013, for the purpose of making this investment and commenced operations upon the completion of the investment. After a servicing transition period, Springleaf will be the servicer of the loans and will provide all servicing and advancing functions for the portfolio.

On April 9, 2013, Newcastle financed additional non-Agency RMBS with approximately $144 million of repurchase agreements, at a cost of one-month LIBOR plus 200 bps.  The weighted average advance rate for these repurchase agreements is approximately 70%.  These repurchase agreements, which contain customary margin call provisions, have an initial term ending on July 9, 2013.

On April 26, 2013, Newcastle announced that its Board of Directors had formally declared the distribution of shares of common stock of New Residential Investment Corp. (“New Residential”), a wholly owned subsidiary of Newcastle. The distribution will complete the spin-off of New Residential from Newcastle. Following the distribution, New Residential will be an independent, publicly-traded real estate investment trust (“REIT”) primarily focused on investing in residential mortgage related assets.  The distribution is expected to occur on May 15, 2013 to Newcastle stockholders of record as of 5:00 p.m., Eastern Time, on May 6, 2013 (see Note 16).

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2013
(dollars in tables in thousands, except share data)

16.  PRO FORMA CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The following unaudited pro forma condensed consolidated financial information was derived from the application of pro forma adjustments to the consolidated financial statements of Newcastle.  These unaudited pro forma condensed consolidated financial statements should be read in conjunction with the other information contained in these financial statements and related notes and with Newcastle’s historical consolidated financial statements.

The unaudited pro forma information set forth below reflects the historical information of Newcastle, as adjusted to give effect to the following transaction:

●
A spin-off in which Newcastle would separate certain of its investments from the rest of its assets by distributing shares of common stock of New Residential, which is currently a wholly-owned subsidiary of Newcastle.

The unaudited pro forma condensed consolidated statements of operations give effect to the spin-off of New Residential as if the spin-off had occurred on January 1, 2012 based on New Residential’s historical consolidated statement of operations. The unaudited pro forma condensed consolidated balance sheet assumes that the spin-off of New Residential occurred on March 31, 2013.

In the opinion of management, all adjustments necessary to reflect the effects of the potential transaction described above have been included and are based upon available information and assumptions that Newcastle believes are reasonable.

Further, the historical financial information presented herein has been adjusted to give pro forma effect to events that Newcastle believes are factually supportable and which are expected to have a continuing impact on Newcastle’s results. However, such adjustments are estimates and may not prove to be accurate. Information regarding these adjustments is subject to risks and uncertainties that could cause actual results to differ materially from those anticipated.

These unaudited pro forma condensed consolidated financial statements are provided for information purposes only. The unaudited pro forma condensed consolidated statements of operations and the unaudited pro forma condensed consolidated balance sheet do not purport to represent what Newcastle’s results of operations would have been had such transactions been consummated on the dates indicated, nor do they represent the financial position or results of operations of either Newcastle or New Residential for any future date or period.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2013
(dollars in tables in thousands, except share data)

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET
At March 31, 2013

	Newcastle	Pro Forma		Newcastle
	Consolidated	Adjustments		Consolidated
	Historical (A)	New Residential		Pro Forma
Assets
Real estate securities, available-for-sale	$2,495,473	$(1,598,868	) (B)	$896,605
Real estate related loans, held-for-sale, net	851,525	—		851,525
Residential mortgage loans, held-for-investment, net	317,708	(35,484	) (C)	282,224
Residential mortgage loans, held-for-sale, net	2,380	—		2,380
Investments in excess mortgage servicing rights at fair value	236,555	(236,555	) (C)	—
Investments in equity method investees at fair value	102,588	(102,588	) (C)	—
Subprime mortgage loans subject to call option	406,115	—		406,115
Investments in real estate, net of accumulated depreciation	168,515	—		168,515
Intangibles, net of accumulated amortization	16,218	—		16,218
Other investments	24,907	—		24,907
Cash and cash equivalents	534,772	—		534,772	(G)
Restricted cash	11,494	—		11,494
Derivative assets	176	—		176
Receivables and other assets	27,577	(450	) (C)	27,127
	$5,196,003	$(1,973,945)		$3,222,058
Liabilities and Stockholders' Equity
Liabilities
CDO bonds payable	$1,015,560	$—		$1,015,560
Other bonds and notes payable	173,723	—		173,723
Repurchase agreements	1,473,586	(1,182,212	) (D)	291,374
Mortgage notes payable	120,525	—		120,525
Financing of subprime mortgage loans subject to call option	406,115	—		406,115
Junior subordinated notes payable	51,242	—		51,242
Derivative liabilities	26,612	—		26,612
Dividends payable	56,596	—		56,596
Due to affiliates	4,611	(938	) (E)	3,673
Purchase price payable on investments in excess mortgage servicing rights	59	(59	) (C)	—
Accrued expenses and other liabilities	17,875	(2,780	) (C)	15,095
	$3,346,504	$(1,185,989)		$2,160,515
Stockholders' Equity
Preferred stock	$61,583	$—		$61,583
Common stock	2,530	—		2,530
Additional paid-in capital	2,472,931	—		2,472,931
Accumulated deficit	(790,143)	(756,247	) (F)	(1,546,390)
Accumulated other comprehensive income (loss)	102,598	(31,709	) (C)	70,889
	$1,849,499	$(787,956)		$1,061,543
	$5,196,003	$(1,973,945)		$3,222,058

(A)	Represents Newcastle’s historical consolidated balance sheet at March 31, 2013.
(B)
Represents the fair value of New Residential’s real estate securities at March 31, 2013 adjusted to include securities owned by Newcastle at March 31, 2013 and contributed by Newcastle to New Residential subsequent to March 31, 2013.

(C)	Represents New Residential’s assets, liabilities and accumulated other comprehensive income at March 31, 2013.
(D)	Represents New Residential’s repurchase agreements at March 31, 2013 adjusted for the additional repurchase agreements to finance the real estate securities described in (B) above.
(E)	Represents a reduction of Newcastle’s due to affiliates for the allocation of one month of accrued and unpaid management fees from Newcastle to New Residential.
(F)	Represents the distribution of New Residential common stock to Newcastle shareholders.
(G)	Represents Newcastle’s cash and cash equivalents at March 31, 2013. Newcastle will contribute cash to New Residential in connection with the spin-off subsequent to March 31, 2013.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2013
(dollars in tables in thousands, except share data)

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
Three Months Ended March 31, 2013

	Newcastle	Pro Forma	Newcastle
	Consolidated	Adjustments	Consolidated
	Historical (A)	New Residential (B)	Pro Forma

Interest income	$71,367	$(16,191)	$55,176
Interest expense	22,710	(899)	21,811
Net interest income	48,657	(15,292)	33,365

Impairment/(Reversal)
Valuation allowance (reversal) on loans	2,234	—	2,234
Other-than-temporary impairment on securities	422	—	422

Portion of other-than-temporary impairment on securities recognized in other comprehensive income (loss), net of the reversal of other comprehensive loss into net income (loss)	117	—	117
	2,773	—	2,773

Net interest income after impairment/reversal	45,884	(15,292)	30,592

Other Revenues
Rental income	12,887	—	12,887
Care and ancillary income	613	—	613
Total other revenues	13,500	—	13,500

Other Income (Loss)
Gain (loss) on settlement of investments, net	(3)	—	(3)
Gain on extinguishment of debt	1,206	—	1,206
Change in fair value of investments in excess mortgage servicing rights	1,858	(1,858)	—
Change in fair value of investments in equity method investees	969	(969)	—
Other income (loss), net	4,567	—	4,567
	8,597	(2,827)	5,770
Expenses
Loan and security servicing expense	1,034	—	1,034
Property operating expenses	8,363	—	8,363
General and administrative expense	6,911	(2,719)	4,192
Management fee to affiliate	9,565	(2,325)	7,240
Depreciation and amortization	4,079	—	4,079
	29,952	(5,044)	24,908
Income from continuing operations	38,029	(13,075)	24,954
Preferred dividends	(1,395)	—	(1,395)
Income from continuing operations after preferred dividends	$36,634	$(13,075)	$23,599
Income from continuing operations per share of common stock, after preferred dividends
Basic	$0.16		$0.10
Diluted	$0.15		$0.10	(C)
Weighted Average Number of Shares of Common Stock Outstanding
Basic	235,136,756		235,136,756
Diluted	240,079,144		240,079,144	(C)

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2013
(dollars in tables in thousands, except share data)

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
12 Months Ended December 31, 2012

	Newcastle	Pro Forma	Newcastle
	Consolidated	Adjustments	Consolidated
	Historical (A)	New Residential (B)	Pro Forma

Interest income	$310,459	$(33,759)	$276,700
Interest expense	109,924	(704)	109,220
Net interest income	200,535	(33,055)	167,480

Impairment/(Reversal)
Valuation allowance (reversal) on loans	(24,587)	—	(24,587)
Other-than-temporary impairment on securities	19,359	—	19,359

Portion of other-than-temporary impairment on securities recognized in other comprehensive income (loss), net of the reversal of other comprehensive loss into net income (loss)	(436)	—	(436)
	(5,664)	—	(5,664)

Net interest income after impairment/reversal	206,199	(33,055)	173,144

Other Revenues
Rental income	17,081	—	17,081
Care and ancillary income	2,994	—	2,994
Total other revenues	20,075	—	20,075

Other Income (Loss)
Gain (loss) on settlement of investments, net	232,897	—	232,897
Gain on extinguishment of debt	24,085	—	24,085
Change in fair value of investments in excess mortgage servicing rights	9,023	(9,023)	—
Other income (loss), net	13,712	(8,400)	5,312
	279,717	(17,423)	262,294
Expenses
Loan and security servicing expense	4,260	—	4,260
Property operating expenses	12,943	—	12,943
General and administrative expense	22,942	(5,878)	17,064
Management fee to affiliate	24,693	(3,353)	21,340
Depreciation and amortization	6,975	—	6,975
	71,813	(9,231)	62,582
Income from continuing operations	434,178	(41,247)	392,931
Preferred dividends	(5,580)	—	(5,580)
Income from continuing operations after preferred dividends	$428,598	$(41,247)	$387,351
Income from continuing operations per share of common stock, after preferred dividends
Basic	$2.97		$2.69
Diluted	$2.94		$2.66	(C)
Weighted Average Number of Shares of Common Stock Outstanding
Basic	144,146,370		144,146,370
Diluted	145,766,413		145,766,413	(C)

(A)	Represents Newcastle’s historical consolidated statement of operations for the three months ended March 31, 2013 and the year ended December 31, 2012.
(B)	Represents New Residential’s historical consolidated statement of operations for the three months ended March 31, 2013 and the year ended December 31, 2012.
(C)
Does not include potential additional diluted shares as a result of changes to outstanding Newcastle options from the spin-off.  The number of additional diluted shares will depend on various factors, including the share prices of Newcastle and New Residential subsequent to the spin-off.

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

We generally employ leverage as part of our investment strategy, though we do not currently use leverage to purchase Excess MSRs.  We do not have a predetermined target debt to equity ratio as we believe the appropriate leverage for the particular assets we are financing depends on the credit quality of those assets. As of March 31, 2013, we had complied with the general investment guidelines adopted by our board of directors that limit total leverage. We utilize leverage for the sole purpose of financing our portfolio and not for the purpose of speculating on changes in interest rates.

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

For the Three Months	Non-Recourse	Unlevered	Unlevered	Non-recourse	Non-Recourse		Unlevered		Inter-segment
Ended March 31,	CDOs	CDOs	Excess MSRs	Senior Living	Other	Recourse	Other	Corporate	Elimination	Total
2013	$31,589	$239	$10,035	$12,997	$16,810	$7,285	$6,706	$72	$(866)	$84,867
2012	$54,402	$115	$2,037	$509	$18,426	$814	$523	$51	$(1,469)	$75,408

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

From mid-2007 through early 2009, credit spreads widened substantially. One of the key drivers of the widening of credit spreads over these years was the continued disruption and liquidity concerns throughout the credit markets. The severity and scope of the disruption intensified meaningfully during the fourth quarter of 2008 and the first quarter of 2009. In the latter part of 2009, credit spreads tightened substantially and continued to tighten in 2010 and the first half of 2011. However, credit spreads widened in the third quarter of 2011, reflecting the challenging economic environment. These changes in credit spreads caused the net unrealized gains on our securities to increase during the first half of 2011, but these increases were reversed and resulted in net unrealized losses in the second half of 2011. Credit markets improved in the beginning of 2012, however, worldwide economic issues caused investors to become risk adverse which drove spreads wider in the second quarter of 2012.  As 2012 progressed, investor fear subsided and demand began to increase which in turn drove prices higher.  The new securitization market in both the commercial and residential real estate markets picked up dramatically and the new supply was absorbed with ease.  With US economic data improving and rates at all time lows, investor demand for higher yields drove asset prices higher for 2012.  We have seen further increases in prices through the first quarter of 2013.

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

●
changes in the regulatory treatment of MSRs for financial institutions subject to Basel III, a revision to the global regulatory capital and liquidity framework for banks, which will impose increased regulatory capital costs on banks for owning MSRs;

●
elevated borrower delinquencies and defaults experienced over the last few years, and increased regulatory oversight, has led to substantially higher costs for mortgage servicers and negatively impacted their profitability; and

●	mortgage servicing has become less attractive to many financial institutions due to increasingly negative publicity and heightened government and regulatory scrutiny.

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

Non-Agency RMBS

We are also pursuing investments in residential mortgage backed securities (“RMBS”) that have been securitized by either public or private trusts (“non-Agency RMBS”). Since the onset of the financial crisis in 2007, there has been significant volatility in the prices for non-Agency RMBS. This has resulted from a widespread contraction in capital available for this asset class, deteriorating housing fundamentals, and an increase in forced selling by institutional investors (often in response to rating agency downgrades). While the prices of these assets have started to recover from their lows, we believe a meaningful gap still exists between current prices and the recovery value of many non-Agency RMBS. Accordingly, we believe there are opportunities to acquire non-Agency RMBS at attractive risk-adjusted yields, with the potential for meaningful upside if the U.S. economy and housing market continue to strengthen. We believe the value of existing non-Agency RMBS may also rise if the number of buyers returns to pre-2007 levels. As of March 31, 2013, we had acquired non-Agency RMBS with a face amount of approximately $829.8 million for a total purchase price of $515.7 million, or 62.1% of face amount.

Senior Living

In addition, we believe that the senior living sector currently presents an attractive investment opportunity. Specifically,
●	projected changes in demographics will drive increased demand for senior housing, yet new supply is limited, creating favorable supply-demand fundamentals;
●
targeting smaller portfolios enables us to avoid pricing competition with other active REIT buyers of large portfolios, thereby focusing our acquisitions on quality senior housing assets that provide more competitive pricing fundamentals; and

●
capitalizing on the experience of our manager in the senior living industry, we expect to generate growth in property-level net operating income when operational and structural efficiencies are achieved.

We made three acquisitions of senior living assets comprised of 12 properties in 2012. We are exploring opportunities to invest in additional senior living facilities.

Our investment guidelines are purposefully broad to enable us to make investments in a wide array of assets, including, but not limited to, any type of assets that can be held by a REIT. We do not have specific policies as to the allocation among types of real estate related, or other, assets or investment categories, since our manager’s investment decisions depend on changing market conditions.

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

With respect to dividends, we have paid all dividends on our preferred stock through April 30, 2013. We declared a quarterly dividend of $0.22 per common share for the first quarter of 2013, which was paid on April 30, 2013.  We may elect to adjust or not to pay any future dividend payments to reflect our current and expected cash from operations or to satisfy future liquidity needs.

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

Spin-Off of New Residential

On April 26, 2013, we announced that our Board of Directors formally declared the distribution of shares of common stock of New Residential Investment Corp. (“New Residential”), a wholly owned subsidiary of Newcastle. The distribution will complete the spin-off of New Residential from Newcastle. The distribution is expected to occur on May 15, 2013 to Newcastle stockholders of record as of 5:00 p.m., Eastern Time, on May 6, 2013.

Following the distribution, New Residential will be an independent, publicly-traded REIT (NYSE: NRZ) with an initial portfolio composed of all of our investments in Excess MSRs, the non-Agency RMBS we have acquired since the second quarter of 2012, certain Agency RMBS, residential mortgage loans acquired since the beginning of 2013 and all of our consumer loans. New Residential will be externally managed by our manager pursuant to a new management agreement.

Following the spin-off, we currently expect that Newcastle will pursue, among other investments, additional acquisitions of senior housing assets and strategic opportunities to liquidate its CDOs and restructure its real estate and other debt portfolio. The investment guidelines of each of Newcastle and New Residential are purposefully broad to enable each to make investments in a wide array of assets. For a description of the risks associated with the spin-off, see “Risk Factors” including, but not limited to “Risks Related to the Spin-Off of New Residential.”

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

Our subprime securitizations are also considered VIEs, but we do not control their activities and no longer receive a significant portion of their returns, and therefore do not consolidate them.

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

We have not consolidated the entities in which we hold a 50% interest that made an investment in Excess MSRs.  We have determined that the decisions that most significantly impact the economic performance of these entities will be made collectively by us and the other investor in the entities. In addition, these entities have sufficient equity to permit the entities to finance their activities without additional subordinated financial support. Based on our analysis, these entities do not meet any of the VIE criteria.

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

See Note 9 to our consolidated financial statements in Part I, Item 1, “Financial Statements” for information regarding the fair value of our investments, and its estimation methodology, as of March 31, 2013.

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

We generally classify the broker and pricing service quotations we receive as level 3A inputs, except for certain liquid securities. They are quoted prices in generally inactive and illiquid markets for identical or similar securities. These quotations are generally received via email and contain disclaimers which state that they are “indicative” and not “actionable” – meaning that the party giving the quotation is not bound to actually purchase the security at the quoted price. These quotations are generally based on models prepared by the brokers, and we have little visibility into the inputs they use. Based on quarterly procedures we have performed with respect to quotations received from these brokers, including comparison to the outputs generated from our internal pricing models and transactions we have completed with respect to these securities, as well as on our knowledge and experience of these markets, we have generally determined that these quotes represent a reasonable estimate of fair value. For the $2.4 billion carrying value of securities valued using quotations as of March 31, 2013, a 100 basis point change in credit spreads would impact estimated fair value by approximately $60.0 million.

Our estimation of the fair value of level 3B assets (as described below) involves significant judgment. We validated the inputs and outputs of our models by comparing them to available independent third party market parameters and models for reasonableness. We believe the assumptions we used are within the range that a market participant would use and factor in the liquidity conditions currently in the markets. In the period ended March 31, 2013, the inputs to our models, including discount rates, prepayment speeds, default rates and severity assumptions, have generally remained consistent with the assumptions used at December 31, 2012, other than certain modifications we have made to the assumptions to reflect conditions relevant to specific assets.

For CMBS and ABS valued with internal models, which have an aggregate fair value of $81.7 million as of March 31, 2013, a 10% unfavorable change in our assumptions would result in the following decreases in such aggregate fair value (in thousands):

	CMBS	ABS
Outstanding face amount	$129,468	$84,848

Fair value	$56,844	$24,835

Effect on fair value with 10% unfavorable change in:
Discount rate	$(795)	$(869)
Prepayment rate	N/A	$(729)
Default rate	$(2,737)	$(2,713)
Loss severity	$(2,349)	$(3,484)

Impairment of Securities

We must also assess whether unrealized losses on securities, if any, reflect a decline in value which is other-than-temporary and, if so, write the impaired security down to its fair value through earnings. A decline in value is deemed to be other-than-temporary if (i) it is probable that we will be unable to collect all amounts due according to the contractual terms of a security which was not impaired at acquisition (there is an expected credit loss), or (ii) if we have the intent to sell a security in an unrealized loss position or it is more likely than not we will be required to sell a security in an unrealized loss position prior to its anticipated recovery (if any). For the purposes of performing this analysis, we assume the anticipated recovery period is until the respective security’s expected maturity. Also, for certain securities that represent beneficial interests in securitized financial assets, whenever there is a probable adverse change in the timing or amounts of estimated cash flows of a security from the cash flows previously projected, an other-than temporary impairment will be deemed to have occurred. Our non-Agency RMBS acquired with evidence of deteriorated credit quality for which it was deemed probable, at acquisition, that we would be unable to collect all contractually required payments as they come due, fall within the scope of loans and debt securities acquired with deteriorated credit quality, as opposed to beneficial interests in securitized financial assets. We note that primarily all of our securities, except our FNMA/FHLMC securities and our non-Agency RMBS acquired with evidence of deteriorated credit quality, fall within the definition of beneficial interests in securitized financial assets.

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

As of March 31, 2013, we had 8 securities with a carrying amount of $26.9 million that had been downgraded during the period ended March 31, 2013.  We did not record a net other-than-temporary impairment charge on these securities in the period ended March 31, 2013. However, we do not depend on credit ratings in underwriting our securities, either at acquisition or on an ongoing basis. As mentioned above, a credit rating downgrade is one factor that we monitor and consider in our analysis regarding other-than-temporary impairment, but it is not determinative. Our securities generally benefit from the support of one or more subordinate classes of securities or equity or other forms of credit support. Therefore, credit rating downgrades, even to the extent they relate to an expectation that a securitization we have invested in, on an overall basis, has credit issues, may not ultimately impact cash flow estimates for the class of securities in which we are invested.

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

Revenue Recognition on Securities

Income on our securities is recognized using a level yield methodology based upon a number of cash flow assumptions that are subject to uncertainties and contingencies. Such assumptions include the rate and timing of principal and interest receipts (which may be subject to prepayments and defaults). These assumptions are updated on at least a quarterly basis to reflect changes related to a particular security, actual historical data, and market changes. These uncertainties and contingencies are difficult to predict and are subject to future events, and economic and market conditions, which may alter the assumptions. For securities acquired at a discount for credit losses, we recognize the excess of all cash flows expected over our investment in the securities as Interest Income on a “loss-adjusted” yield basis. The loss-adjusted yield is determined based on an evaluation of the credit status of securities, as described in connection with the analysis of impairment above.

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

Investments in Excess Mortgage Servicing Rights (Excess MSRs)

Upon acquisition, we have elected to record each of such investments at fair value. We elected to record our investments in Excess MSRs at fair value in order to provide users of the financial statements with better information regarding the effects of prepayment risk and other market factors on the Excess MSRs. Under this election, we record a valuation adjustment on our Excess MSRs investments on a quarterly basis to recognize the changes in fair value in net income as described in Revenue Recognition on Investments in Excess Mortgage Servicing Rights below. As of March 31, 2013, all Excess MSRs investments are classified as held-for-investment as we have the intent and ability to hold the investments for the foreseeable future.

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

The following tables summarize the estimated change in fair value of our interests in  the Excess MSRs owned directly and through equity method investees as of March 31, 2013 given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate (dollars in thousands):

Fair value at March 31, 2013	$328,898	(A)

Discount rate shift in %	-20%	-10%	+10%	+20%
Estimated fair value	$369,207	$348,669	$313,957	$299,166
Change in estimated fair value:
Amount	$40,309	$19,771	$(14,941)	$(29,732)
%	12.3%	6.0%	-4.5%	-9.0%

Prepayment rate shift in %	-20%	-10%	+10%	+20%
Estimated fair value	$362,481	$345,524	$315,285	$301,661
Change in estimated fair value:
Amount	$33,583	$16,626	$(13,613)	$(27,237)
%	10.2%	5.1%	-4.1%	-8.3%

Delinquency rate shift in %	-20%	-10%	+10%	+20%
Estimated fair value	$338,055	$333,946	$325,728	$321,621
Change in estimated fair value:
Amount	$9,157	$5,048	$(3,170)	$(7,277)
%	2.8%	1.5%	-1.0%	-2.2%

Recapture rate shift in %	-20%	-10%	+10%	+20%
Estimated fair value	$320,753	$325,524	$335,189	$339,974
Change in estimated fair value:
Amount	$(8,145)	$(3,374)	$6,291	$11,076
%	-2.5%	-1.0%	1.9%	3.4%

(A)	Excludes our share of the non-Excess MSR net assets of the equity method investees of $10.2 million.

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

Investments in Equity Method Investees

We account for our interests in entities over which we exercise significant influence, but with respect to which the requirements for consolidation are not met, as investments in equity method investees. These investments are recorded based on the equity method of accounting, unless we elect to measure them at fair value.

We have elected to measure our investments in equity method investees which are invested in Excess MSRs at fair value. The equity method investees have also elected to measure their investments in Excess MSRs at fair value.

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

Recent Accounting Pronouncements

In February 2013, the FASB issued new guidance regarding the reporting of reclassifications out of accumulated other comprehensive income. The new guidance does not change current requirements for reporting net income or other comprehensive income in financial statements. However, it requires companies to present the effects on the line items of net income of significant amounts reclassified out of accumulated OCI if the item reclassified is required to be reclassified to net income in its entirety during the same reporting period. Presentation should occur either on the face of the income statement where net income is presented, or in the notes to the financial statements. Newcastle has early adopted this accounting standard and opted to present this information in a note to the financial statements.

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

RESULTS OF OPERATIONS

The following table summarizes the changes in our results of operations for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 (dollars in thousands):

	Three Months Ended
	March 31,		Increase (Decrease)
	2013	2012	Amount	%
Interest income	$71,367	$74,899	$(3,532)	(4.7%)
Interest expense	22,710	30,165	(7,455)	(24.7%)
Net interest income	48,657	44,734	3,923	8.8%
Impairment (Reversal)
Valuation allowance (reversal) on loans	2,234	(9,031)	11,265	124.7%
Other-than-temporary impairment on securities, net	539	1,951	(1,412)	(72.4%)
	2,773	(7,080)	9,853	139.2%
Net interest income (loss) after impairment/reversal	45,884	51,814	(5,930)	(11.4%)
Other Revenues	13,500	509	12,991	N.M.

Other Income (Loss)
Gain (loss) on settlement of investments, net	(3)	4,823	(4,826)	(100.1%)
Gain on extinguishment of debt	1,206	20,743	(19,537)	(94.2%)
Change in fair value of investments in excess mortgage servicing rights	1,858	1,216	642	N.M.
Change in fair value of investments in equity method investees	969	—	969	N.M.
Other income (loss), net	4,567	2,970	1,597	53.8%
	8,597	29,752	(21,155)	(71.1%)
Expenses
Loan and security servicing expense	1,034	1,098	(64)	(5.8%)
Property operating expenses	8,363	225	8,138	N.M.
General and administrative expense	6,911	2,286	4,625	202.3%
Management fee to affiliate	9,565	4,976	4,589	92.2%
Depreciation and amortization	4,079	2	4,077	N.M.
	29,952	8,587	21,365	248.8%
Income (loss) from continuing operations	$38,029	$73,488	$(35,459)	(48.3%)

N.M. – Not meaningful.

Interest Income

Three months ended March 31, 2013 compared to the three months ended March 31, 2012

Interest income decreased by $3.5 million during the three months ended March 31, 2013 compared to the three months ended March 31, 2012 primarily due to a $23.4 million net decrease in interest income as a result of the deconsolidation of CDO X in September 2012, partially offset by $11.9 million and $8.0 million net increases in interest income as a result of new investments and investments in Excess MSRs, respectively.

Interest Expense

Three Months ended March 31, 2013 compared to the three months ended March 31, 2012

Interest expense decreased by $7.5 million primarily due to (i) a $2.2 million decrease in interest expense on debt as a result of the paydowns and repurchases of our CDO debt obligations and the deconsolidation of CDO X in September 2012 and (ii) an $8.4 million decrease in interest expense on derivatives as a result of the termination of interest rate swaps, decreases in swap notional amounts, and changes in interest rates. The decreases described in (i) and (ii) above were partially offset by a $1.2 million increase in mortgage interest expense as a result of the acquisition of senior living assets in July 2012 and a $1.9 million net increase in interest expense primarily due to a higher outstanding balance of repurchase agreement financing on our FNMA/FHLMC securities and non-agency RMBS.

Valuation Allowance (Reversal) on Loans

Three Months ended March 31, 2013 compared to the three months ended March 31, 2012

The valuation allowance (reversal) on loans changed by $11.3 million primarily due to an $11.9 million change related to our real estate loans during the three months ended March 31, 2013 as compared to the three months ended March 31, 2012.  This change was a result of write-downs recorded in the 2013 period as compared to a reversal of the valuation allowance recorded during the 2012 period as a result of the general improvement in market conditions during the 2012 period.  This change was partially offset by a $0.7 million lower net valuation allowance on our manufactured housing loans and residential mortgage loans in the 2013 period than in the 2012 period as a result of market conditions improving more in the 2013 period than in the 2012 period.

Other-than-temporary Impairment on Securities, Net

Three months ended March 31, 2013 compared to the three months ended March 31, 2012

The other-than-temporary impairment on securities decreased by $1.4 million primarily due to market conditions improving in the quarter ended March 2013.  We recorded an impairment charge of $0.5 million on 1 security during the quarter ended March 31, 2013, compared to an impairment charge of $2.0 million on 5 securities during the quarter ended March 31, 2012.

Other Revenues

Three months ended March 31, 2013 compared to the three months ended March 31, 2012

The other revenues increased by $13.0 million primarily due to the acquisitions of the senior living assets since July 2012.

Gain (Loss) on Settlement of Investments, Net

Three months ended March 31, 2013 compared to the three months ended March 31, 2012

The net gain on settlement of investments decreased by $4.8 million as a result of the decreased volume of sales and repayments of investments during the quarter ended March 31, 2013 as compared to the quarter ended March 31, 2012.  We recorded a net gain of $4.8 million on 10 securities and loans that were sold or paid off during the quarter ended March 31, 2012, compared to a minimal loss on settlement of investments recorded for the quarter ended March 31, 2013.

Gain (Loss) on Extinguishment of Debt

Three months ended March 31, 2013 compared to the three months ended March 31, 2012

The gain on extinguishment of debt decreased by $19.5 million due to a lower face amount and a higher average price of debt repurchased in the three months ended March 31, 2013 compared to the three months ended March 31, 2012. We repurchased $10.9 million face amount of our own CDO debt at an average price of 88.8% of par during the three months ended March 31, 2013 compared to $30.0 million face amount of CDO bonds and other bonds payable repurchased at an average price of 30.5% of par during the three months ended March 31, 2012.

Change in Fair Value of Investments in Excess Mortgage Servicing Rights

Three months ended March 31, 2013 compared to the three months ended March 31, 2012

The change in fair value of investments in excess mortgage servicing rights increased $0.6 million due to the acquisition of investments since March 2012 and subsequent net increases in value.

Change in Fair Value of Investments in Equity Method Investees

Three months ended March 31, 2013 compared to the three months ended March 31, 2012

The change in fair value of investments in equity method investees increased $1.0 million due to the acquisition of these investments in the first quarter of 2013 and subsequent net increases in value.

Other Income (Loss), Net

Three months ended March 31, 2013 compared to the three months ended March 31, 2012

Other income increased by $1.6 million primarily due to (i) a $1.1 million greater increase in the fair value of certain non-hedge interest rate swap agreements as a result of changes in interest rates in the quarter ended March 31, 2013 compared to the quarter ended March 31, 2012 and (ii) an increase in other income related to cash received from a real estate loan.

Loan and Security Servicing Expense

Three months ended March 31, 2013 compared to the three months ended March 31, 2012

Loan and security servicing expense remained relatively stable during the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

Property Operating Expenses

Three months ended March 31, 2013 compared to the three months ended March 31, 2012

The property operating expenses increased $8.1 million due to the acquisitions of the senior living assets since July 2012.

General and Administrative Expense

Three months ended March 31, 2013 compared to the three months ended March 31, 2012

General and administrative expense increased by $4.6 million primarily due to an increase in professional fees related to the potential separation transaction and the investments in consumer loans, senior living assets and other investments.

Management Fee to Affiliate

Three months ended March 31, 2013 compared to the three months ended March 31, 2012

Management fees increased by $4.6 million primarily due to (i) an increase in gross equity as a result of our public offerings of common stock in 2012 and 2013, and (ii) an increase in property management fees in connection with the acquisitions of senior living assets since July 2012.

Depreciation and Amortization

Three months ended March 31, 2013 compared to the three months ended March 31, 2012

The depreciation and amortization expense increased $4.1 million due to the acquisitions of the senior living assets since July 2012.

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

Our cash flow provided by operations differs from our net income (loss) due to these primary factors: (i) accretion of discount or premium on our real estate securities and loans (including the accrual of interest and fees payable at maturity), discount on our debt obligations, deferred financing costs, and deferred hedge gains and losses, (ii) gains and losses from sales of assets financed with CDOs, (iii) the valuation allowance recorded in connection with our loan assets, as well as other-than-temporary impairment on our securities, (iv) unrealized gains or losses on our non-hedge derivatives and Excess MSRs owned directly and through equity method investees, (v) the non-cash gains or losses associated with our early extinguishment of debt, (vi) depreciation and amortization, and (vii) net income (loss) generated within CDOs that have failed their over collateralization or interest coverage tests. Proceeds from the sale of assets which serve as collateral for our CDO financings, including gains thereon, are required to be retained in the CDO structure until the related bonds are retired and are, therefore, not available to fund current cash needs outside of these structures.

Update on Liquidity, Capital Resources and Capital Obligations

Certain details regarding our liquidity, current financings and capital obligations as of May 2, 2013 are set forth below:

●	Unrestricted Cash Available to Invest after Commitments - We are currently fully invested after commitments;

●
Margin Exposure and Recourse Financings – We have margin exposure on a $299.3 million repurchase agreement related to the financing of non-Agency RMBS and a $1.3 billion repurchase agreement related to the financing of FNMA/FHLMC securities.

The following table compares our recourse financings excluding the junior subordinated notes (in thousands):

Recourse Financings	May 2, 2013	March 31, 2013	December 31, 2012
CDO Securities	$—	$—	$1,415

Non-agency RMBS	299.278	158,029	150,922
Non-FNMA/FHLMC recourse financings	299.278	158,029	152,337

FNMA/FHLMC securities	1,307,794	1,315,557	772,855
Total recourse financings	$1.607,072	$1,473,586	$925,192

The non-agency RMBS recourse financing will mature in July 2013. The FNMA/FHLMC recourse financing will mature in May 2013.

●
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

Factors That Could Impact Our Liquidity, Capital Resources and Capital Obligations

We refer readers to our discussions in other sections of this report for the following information:

●	For a further discussion of recent trends and events affecting our liquidity, see “– Market Considerations” above;
●	As described above, under “– Update on Liquidity, Capital Resources and Capital Obligations,” we are subject to margin calls in connection with our repurchase agreements;
●
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

●	For a further discussion of a number of risks that could affect our liquidity, access to capital resources and our capital obligations, see Part I, Item 1A, “Risk Factors” above.

In addition to the information referenced above, the following factors could affect our liquidity, access to capital resources and our capital obligations. As such, if their outcomes do not fall within our expectations, changes in these factors could negatively affect our liquidity.

●
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

●
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

●
Impact of Expected Repayment or Forecasted Sale on Cash Flows – The timing of and proceeds from the repayment or sale of certain investments may be different than expected or may not occur as expected. Proceeds from sales of assets in the current illiquid market environment are unpredictable and may vary materially from their estimated fair value and their carrying value.

Investment Portfolio

The following summarizes our consolidated investment portfolio at March 31, 2013 (dollars in millions).

	Outstanding Face Amount	Amortized Cost Basis (1)	Percentage of Total Amortized Cost Basis	Carrying Value	Number of Investments	Credit (2)	Weighted Average Life (years) (3)
Investment (11)
I. New Residential Investment Corp. Assets (“New Residential”)
Excess MSRs Investments (4)	329	319	7.9%	329	8	—	5.7
Non-Agency RMBS (5)	784	489	12.0%	519	53	CC	7.6
FNMA/FHLMC Securities (6)	1,020	1,079	26.6%	1,080	53	AAA	4.1
Reverse Mortgage Loans	59	35	0.9%	35	331	—	3.9
Total New Residential Assets	2,192	1,922	47.4%	1,963			5.6

II. Commercial Real Estate Debt & Other Assets
Commercial Assets
CMBS	$469	$332	8.2%	$384	75	BB-	3.0
Mezzanine Loans	518	432	10.6%	432	17	77%	1.5
B-Notes	121	111	2.7%	111	5	77%	1.1
Whole Loans	30	30	0.7%	30	2	48%	0.9
CDO Securities (7)	94	67	1.7%	72	5	BB	3.0
Other Investments (8)	25	25	0.6%	25	1	—	—
Total Commercial Assets	1,257	997	24.5%	1,054			2.1

Residential Assets
MH and Residential Loans	319	279	6.9%	279	8,595	704	5.9
Non-Agency RMBS	121	47	1.2%	65	40	CCC	4.8
Real Estate ABS	10	1	0.0%	1	3	CCC-	4.7
	450	327	8.1%	345			5.6
FNMA/FHLMC securities	290	305	7.5%	308	30	AAA	4.3
Total Residential Assets	740	632	15.6%	653			5.1

Corporate Assets
REIT Debt	51	50	1.2%	54	8	BBB-	1.8
Corporate Bank Loans	582	278	6.9%	278	7	CC	1.8
Total Corporate Assets	633	328	8.1%	332			1.8

Senior Living Properties Investments(9)	188	178	4.4%	178	12	—	—

Total Commercial Real Estate Debt & Other Assets	2,818	2,135	52.6%	2,217			2.9
TOTAL / WA	$5,010	$4,057	100.0%	$4,180			4.1

Reconciliation to GAAP total assets:
Subprime mortgage loans subject to call option (10)				405
Other commercial real estate				7
Cash and restricted cash				546
Other				58
GAAP total assets				$5,196

WA – Weighted average, in all tables.

(1)	Net of impairment.
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

(3)	Weighted average life is based on the timing of expected principal reduction on the asset.
(4)	Represents excess MSR investments made directly and through equity method investees, excluding our share of the non-excess MSR net assets of the equity method investees.
(5)	Represents non-Agency RMBS purchased outside of our CDOs since April 2012. These non-Agency RMBS will be assets of New Residential subsequent to the spin-off.
(6)	Represents Agency RMBS contributed to New Residential Investment Corp. (including contributions made subsequent to March 31, 2013.)
(7)	Represents non-consolidated CDO securities, excluding eight securities with a zero value, which had an aggregate face amount of $108 million.
59

(8)	Represents an equity investment in a real estate owned property.
(9)	Face amount of senior living property investments represents the gross carrying amount, which excludes accumulated depreciation and amortization.
(10)
Our subprime mortgage loans subject to call option are excluded from the statistics because they result from an option, not an obligation, to repurchase such loans, are noneconomic until such option is exercised, and are offset by an equal liability on the consolidated balance sheet.

(11)	The following tables summarize certain supplemental data relating to our investments (dollars in tables in thousands):

Excess MSRs

The following table summarizes the collateral characteristics of the loans underlying our direct Excess MSR investments at March 31, 2013.  For each of these pools, we invested in a 65% interest in the Excess MSRs :

		Collateral Characteristics
	Current Carrying Amount	Original Principal Balance	Current Principal Balance	Number of Loans	WA FICO Score (A)	WA Coupon	WA Maturity (months)	Average Loan Age (months)	Adjustable Rate Mortgage % (B)	1 Month CPR (C)	1 Month CRR (D)	1 Month CDR (E)	1 Month Recapture Rate
Pool 1
Original Pool	$32,360	$9,940,385	$7,309,445	50,281	680	5.8%	279	77	19.4%	29.1%	25.9%	4.3%	47.7%
Recaptured Loans	2,973	—	712,344	3,516	749	4.3%	319	7	0.2%	1.7%	1.7%	0.0%	0.0%
Recapture Agreements	4,355	—	—	—	—	—	—	—	—	—	—	—	—
	39,688	9,940,385	8,021,789	53,797	686	5.7%	283	71	17.7%	27.3%	24.3%	3.9%	47.5%

Pool 2
Original Pool	31,685	10,383,891	8,614,840	44,555	675	5.1%	317	67	10.9%	27.6%	24.1%	4.6%	57.5%
Recaptured Loans	2,010	—	423,217	2,030	755	4.2%	332	3	0.0%	0.3%	0.3%	0.0%	0.0%
Recapture Agreements	4,880	—	—	—	—	—	—	—	—	—	—	—	—
	38,575	10,383,891	9,038,057	46,585	679	5.0%	318	64	10.4%	26.8%	23.4%	4.4%	57.5%

Pool 3
Original Pool	29,421	9,844,114	8,594,053	53,113	677	4.5%	288	90	37.9%	18.6%	15.4%	3.8%	48.5%
Recaptured Loans	705	—	164,636	961	752	4.1%	331	2	0.1%	0.0%	0.0%	0.0%	0.0%
Recapture Agreements	4,552	—	—	—	—	—	—	—	—	—	—	—	—
	34,678	9,844,114	8,758,689	54,074	678	4.5%	289	88	37.2%	18.4%	15.2%	3.7%	48.5%

Pool 4
Original Pool	11,739	6,250,549	5,533,266	27,486	673	3.6%	311	81	58.0%	17.4%	8.5%	9.6%	39.2%
Recaptured Loans	230	—	53,585	268	756	4.2%	345	3	8.1%	0.3%	0.3%	0.0%	0.0%
Recapture Agreements	2,705	—	—	—	—	—	—	—	—	—	—	—	—
	14,674	6,250,549	5,586,851	27,754	674	3.6%	311	80	57.5%	17.3%	8.4%	9.6%	39.2%

Pool 5
Original Pool	104,437	47,572,905	41,901,133	178,958	652	4.7%	290	86	56.7%	15.9%	5.1%	11.4%	2.1%
Recapture Loans	70	—	16,373	63	749	3.6%	333	2	5.9%	0.0%	0.0%	0.0%	0.0%
Recapture Agreements	4,433	—	—	—	—	—	—	—	—	—	—	—	—
	108,940	47,572,905	41,917,506	179,021	652	4.7%	290	86	56.7%	15.9%	5.1%	11.4%	2.1%
Total/WA	$236,555	$83,991,844	$73,322,892	361,231	664	4.7%	294	81	44.4%	18.9%	10.9%	8.7%	36.0%

Continued on next page.

	Collateral Characteristics
	Uncollected Payments (F)	Delinquency 30 Days (F)	Delinquency 60 Days (F)	Delinquency 90+ Days (F)	Loans in Foreclosure	Real Estate Owned	Loans in Bankruptcy
Pool 1
Original Pool	9.2%	5.1%	1.8%	1.1%	4.3%	0.9%	2.7%
Recaptured Loans	0.1%	0.2%	0.0%	0.0%	0.0%	0.0%	0.0%
Recapture Agreements	—	—	—	—	—	—	—
	8.4%	4.7%	1.6%	1.0%	3.9%	0.8%	2.5%

Pool 2
Original Pool	13.4%	4.5%	1.9%	1.5%	7.7%	0.6%	5.1%
Recaptured Loans	0.0%	0.1%	0.0%	0.0%	0.0%	0.0%	0.0%
Recapture Agreements	—	—	—	—	—	—	—
	12.8%	4.3%	1.8%	1.4%	7.3%	0.6%	4.9%

Pool 3
Original Pool	13.4%	4.1%	1.4%	1.1%	7.7%	2.1%	3.2%
Recaptured Loans	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Recapture Agreements	—	—	—	—	—	—	—
	13.1%	4.0%	1.4%	1.1%	7.6%	2.1%	3.1%

Pool 4
Original Pool	17.5%	3.5%	1.5%	1.1%	11.5%	1.9%	4.4%
Recaptured Loans	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Recapture Agreements	—	—	—	—	—	—	—
	17.3%	3.5%	1.5%	1.1%	11.4%	1.9%	4.4%

Pool 5
Original Pool	27.0%	9.5%	2.1%	4.0%	16.9%	2.3%	4.7%
Recapture Loans	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Recapture Agreements	—	—	—	—	—	—	—
	27.0%	9.5%	2.1%	4.0%	16.9%	2.3%	4.7%
Total/WA	20.8%	7.2%	1.9%	2.8%	12.8%	1.9%	4.3%

(A)	Weighted average FICO scores are reported based on information provided by the loan servicer on a monthly basis. The loan servicer generally updates the FICO score on a monthly basis.
(B)	Adjustable Rate Mortgage % represents the percentage of the total principal balance of the pool that corresponds to adjustable rate mortgages.
(C)	Constant prepayment rate represents the annualized rate of the prepayments during the month as a percentage of the total principal balance of the pool.
(D)	1 Month CRR, or the voluntary prepayment rate, represents the annualized rate of the voluntary prepayments during the month as a percentage of the total principal balance of the pool.
(E)	1 Month CDR, or the involuntary prepayment rate, represents the annualized rate of the involuntary prepayments (defaults) during the month as a percentage of the total principal balance of the pool.
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

The following table summarizes the collateral characteristics of the loans underlying Excess MSR investments made through equity method investees at March 31, 2013. For each of these pools, we own a 50% interest in an entity that invested in a 67% interest in the Excess MSRs.

		Collateral Characteristics
	Current Carrying Amount	Original Principal Balance	Current Principal Balance	Number of Loans	WA FICO Score (A)	WA Coupon	WA Maturity (months)	Average Loan Age (months)	Adjustable Rate Mortgage % (B)	1 Month CPR (C)	1 Month CRR (D)	1 Month CDR (E)	1 Month Recapture Rate
Pool 6
Original Pool	41,329	12,987,190	11,795,608	80,783	662	5.6%	310	50	0.0%	26.8%	23.2%	4.6%	5.2%
Recaptured Loans	124	—	25,964	132	714	3.5%	358	1	0.0%	0.0%	0.0%	0.0%	0.0%
Recapture Agreements	10,972	—	—	—	—	—	—	—	—	—	—	—	—
	52,425	12,987,190	11,821,572	80,915	662	5.6%	310	50	0.0%	26.8%	23.2%	4.6%	5.2%

Pool 7
Original Pool	109,048	37,965,199	37,234,201	264,617	711	5.2%	286	76	23.2%	18.6%	18.2%	0.4%	N/A
Recaptured Loans	—	—	—	—	—	0.0%	—	—	0.0%	0.0%	0.0%	0.0%	N/A
Recapture Agreements	23,164	—	—	—	—	—	—	—	—	—	—	—	—
	132,212	37,965,199	37,234,201	264,617	711	5.2%	286	76	23.2%	18.6%	18.2%	0.4%	N/A

Pool 8
Original Pool	57,177	17,622,383	17,104,429	110,075	719	5.5%	295	68	14.1%	28.4%	26.9%	2.1%	N/A
Recapture Loans	—	—	—	—	—	0.0%	—	—	0.0%	0.0%	0.0%	0.0%	N/A
Recapture Agreements	13,150	—	—	—	—	—	—	—	—	—	—	—	—
	70,327	17,622,383	17,104,429	110,075	719	5.5%	295	68	14.1%	28.4%	26.9%	2.1%	N/A
Total/WA	$254,964	$68,574,772	$66,160,202	455,607	704	5.3%	293	69	16.7%	22.6%	21.3%	1.6%	5.2%

Continued on next page.

	Collateral Characteristics
	Uncollected Payments (F)	Delinquency 30 Days (F)	Delinquency 60 Days (F)	Delinquency 90+ Days (F)	Loans in Foreclosure	Real Estate Owned	Loans in Bankruptcy
Pool 6
Original Pool	11.1%	5.5%	1.4%	2.4%	6.2%	0.5%	2.1%
Recaptured Loans	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Recapture Agreements	—	—	—	—	—	—	—
	11.1%	5.5%	1.4%	2.4%	6.2%	0.5%	2.1%

Pool 7
Original Pool (G)	13.0%	1.1%	0.5%	6.1%	6.5%	0.0%	3.8%
Recaptured Loans	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Recapture Agreements	—	—	—	—	—	—	—
	13.0%	1.1%	0.5%	6.1%	6.5%	0.0%	3.8%

Pool 8
Original Pool (G)	11.6%	3.2%	1.2%	5.6%	4.3%	0.0%	3.1%
Recapture Loans	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Recapture Agreements	—	—	—	—	—	—	—
	11.6%	3.2%	1.2%	5.6%	4.3%	0.0%	3.1%
Total/WA	12.3%	2.4%	0.8%	5.3%	5.9%	0.1%	3.3%

(A)	Weighted average FICO scores are reported based on information provided by the loan servicer on a monthly basis. The loan servicer generally updates the FICO score on a monthly basis.
(B)	Adjustable Rate Mortgage % represents the percentage of the total principal balance of the pool that corresponds to adjustable rate mortgages.
(C)	Constant prepayment rate represents the annualized rate of the prepayments during the month as a percentage of the total principal balance of the pool.
(D)	1 Month CRR, or the voluntary prepayment rate, represents the annualized rate of the voluntary prepayments during the month as a percentage of the total principal balance of the pool.
(E)	1 Month CDR, or the involuntary prepayment rate, represents the annualized rate of the involuntary prepayments (defaults) during the month as a percentage of the total principal balance of the pool.
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

(G)	Collateral information shown as of February 28, 2013.

Non-Agency RMBS (A)

	Security Characteristics
Vintage (B)	Average Minimum Rating (C)	Number of Securities	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Principal Subordination (D)	Excess Spread (E)
Pre 2004	CCC-	14	$28,115	$21,804	4.5%	$23,328	19.6%	3.8%
2004	B-	6	45,763	25,000	5.1%	29,551	17.6%	3.7%
2005	CC	3	35,749	21,443	4.4%	21,785	12.2%	2.1%
2006	CC	15	451,500	278,658	57.0%	292,475	5.1%	3.4%
2007 and later	CC	15	223,132	142,144	29.0%	151,429	8.8%	3.4%
Total/WA	CC	53	$784,259	$489,049	100.0%	$518,568	7.7%	3.4%

	Collateral Characteristics
Vintage (B)	Average Loan Age (years)	Collateral Factor (F)	3 month CPR (G)	Delinquency (H)	Cumulative Losses to Date
Pre 2004	10.0	0.07	10.7%	18.0%	3.4%
2004	8.8	0.09	8.4%	20.3%	4.0%
2005	7.8	0.15	12.7%	21.0%	13.9%
2006	6.8	0.28	14.7%	31.0%	24.3%
2007 and later	6.3	0.41	13.9%	33.7%	28.5%
Total / WA	6.9	0.29	13.9%	30.2%	23.1%

(A)	Represents non-Agency RMBS purchased outside of our CDOs since April 2012. These non-Agency RMBS will be assets of New Residential subsequent to the spin-off.
(B)	The year in which the securities were issued.
(C)
Ratings provided above were determined by third party rating agencies as of a particular date, may not be current and are subject to change at any time. We had no assets that were on negative watch for possible downgrade by at least one rating agency as of March 31, 2013.

(D)	The percentage of the outstanding face amount of securities and residual interests that is subordinate to our investments.
(E)	The annualized amount of interest received on the underlying loans in excess of the interest paid on the securities, as a percentage of the outstanding collateral balance.
(F)	The ratio of original unpaid principal balance of loans still outstanding.
(G)	Three month average constant prepayment rate.
(H)	The percentage of underlying loans that are 90+ days delinquent, or in foreclosure or considered real estate owned (REO).

CMBS

Deal Vintage (A)	Average Minimum Rating (B)	Number	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Delinquency 60+/FC/REO (C)	Principal Subordination (D)	Weighted Average Life (years) (E)
Pre 2004	B	16	$57,478	$51,805	15.6%	$49,148	11.7%	18.3%	0.9
2004	BB+	17	79,419	69,408	20.9%	72,392	1.6%	5.4%	1.7
2005	BB-	9	80,133	30,398	9.2%	53,176	5.1%	6.6%	2.5
2006	B+	21	148,397	95,690	28.8%	109,372	9.0%	13.7%	3.0
2007	CCC+	4	15,237	2,540	0.8%	5,098	4.9%	6.8%	1.4
2010	BB	3	35,000	33,037	9.9%	38,209	0.0%	2.0%	7.6
2011	BB+	5	52,920	49,214	14.8%	56,620	0.0%	3.8%	5.2
Total / WA	BB-	75	$468,584	$332,092	100.0%	$384,015	5.6%	9.4%	3.0

(A)	The year in which the securities were issued.
(B)
Ratings provided above were determined by third party rating agencies as of a particular date, may not be current and are subject to change at any time. We had no CMBS assets that were on negative watch for possible downgrade by at least one rating agency as of March 31, 2013.

(C)	The percentage of underlying loans that are 60+ days delinquent, in foreclosure or considered real estate owned (REO).
(D)	The percentage of the outstanding face amount of securities that is subordinate to our investments.
(E)	Weighted average life is based on the timing of expected principal reduction on the asset.

Mezzanine Loans, B-Notes and Whole Loans

Asset Type	Number	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Weighted Average First Dollar Loan to Value (A)	Weighted Average Last Dollar to Loan Value (A)	Delinquency (B)
Mezzanine Loans	17	$518,307	$432,432	75.4%	$432,432	66.6%	77.0%	2.3%
B-Notes	5	120,872	111,237	19.4%	111,237	66.2%	76.7%	0.0%
Whole Loans	2	30,025	30,025	5.2%	30,025	0.0%	48.4%	0.0%
Total/WA	24	$669,204	$573,694	100.0%	$573,694	63.5%	75.7%	1.8%

(A)	Loan to value is based on the appraised value at the time of purchase or refinancing.
(B)	The percentage of underlying loans that are non-performing, in foreclosure, under bankruptcy filing or considered real estate owned.

CDO Securities (A)

Collateral Manager	Primary Collateral Type	Number	Average Minimum Rating (B)	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Principal Subordination (C)
Third Party	CMBS	1	CC	$5,500	$3,204	4.8%	$3,905	55.5%
Newcastle	CMBS	3	CCC	17,827	3,179	4.8%	5,254	15.8%
Newcastle	ABS	1	BBB	70,984	60,364	90.4%	62,466	52.7%
TOTAL/WA		5	BB	$94,311	$66,747	100.0%	$71,625	45.9%

(A)	Represents non-consolidated CDO securities, excluding eight securities with a zero value, which had an aggregate face amount of $108 million.
(B)
Ratings provided above were determined by third party rating agencies as of a particular date, may not be current and are subject to change at any time. We had no CDO assets that were on negative watch for possible downgrade by at least one rating agency as of March 31, 2013.

(C)	The percentage of the outstanding face amount of securities that is subordinate to our investments.

Manufactured Housing and Residential Loans

Deal	Average FICO Score (A)	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Average Loan Age (years)	Original Balance	Delinquency 90+/FC/REO (B)	Cumulative Loss to Date
Manufactured Housing Loans Portfolio I	703	$114,924	$94,723	33.9%	$94,723	11.4	$327,855	0.8%	9.1%

Manufactured Housing Loans Portfolio II	702	149,747	143,494	51.4%	143,494	13.8	434,739	1.5%	7.5%

Residential Loans Portfolio I	712	50,680	37,565	13.4%	37,565	9.9	646,357	11.2%	0.5%

Residential Loans Portfolio II	737	3,779	3,520	1.3%	3,520	8.6	83,950	0.0%	0.0%
Total / WA	704	$319,130	$279,302	100.0%	$279,302	12.3	$1,492,901	2.7%	6.9%

(A)
Based on updated FICO scores provided by the loan servicer of the manufactured housing loan portfolios and original FICO scores for the residential loan portfolios as the loan servicers of the residential loan portfolios do not provide updated FICO scores.

(B)	The percentage of loans that are 90+ days delinquent, or in foreclosure or considered real estate owned (REO).

Non-Agency RMBS (A)

	Security Characteristics

Vintage (B)	Average Minimum Rating (C)	Number of Securities	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Principal Subordination (D)	Excess Spread (E)
Pre 2004	CCC+	6	$5,460	$2,451	5.2%	$3,817	27.5%	3.4%
2004	CCC	6	11,572	2,757	5.9%	5,827	5.9%	2.6%
2005	CC	18	53,044	7,978	17.0%	13,373	16.5%	3.8%
2006	B+	5	37,716	25,073	53.5%	31,325	41.8%	4.1%
2007	CCC-	5	12,733	8,600	18.4%	10,990	24.9%	3.8%
Total / WA	CCC	40	$120,525	$46,859	100.0%	$65,332	24.8%	3.8%

	Collateral Characteristics
Vintage (B)	Average Loan Age (years)	Collateral Factor (F)	3 Month CPR (G)	Delinquency (H)	Cumulative Losses to Date
Pre 2004	9.7	0.05	7.7%	19.0%	2.6%
2004	8.8	0.13	14.1%	13.5%	2.9%
2005	8.0	0.20	11.3%	28.4%	11.0%
2006	7.0	0.26	11.2%	22.7%	21.8%
2007	6.3	0.39	10.6%	28.4%	24.9%
Total / WA	7.7	0.23	11.3%	24.8%	14.9%

Real Estate ABS

	Security Characteristics
	Average		Outstanding	Amortized	Percentage of
	Minimum		Face	Cost Basis	Total	Carrying	Principal	Excess
Asset Type	Rating (C)	Number	Amount	Amount	Amortized Basis	Value	Subordination (D)	Spread (E)

Small Business Loans	CCC-	3	$10,036	$1,490	100.0%	$1,384	2.7%	0.6%
Total / WA	CCC-	3	$10,036	$1,490	100.0%	$1,384	2.7%	0.6%

	Collateral Characteristics
	Average
	Loan Age	Collateral	3 Month		Cumulative
Asset Type	(years)	Factor (F)	CPR (G)	Delinquency (H)	Loss to Date

Small Business Loans	10.0	0.21	0.7%	38.3%	21.5%
Total / WA	10.0	0.21	0.7%	38.3%	21.5%

(A)
Represents non-agency RMBS purchased prior to April 2012 that will be retained by Newcastle Investment Corp. subsequent to the spin-off of New Residential. This includes subprime retained securities in the securitizations of Subprime Portfolios I and II. For further information on these securitizations, see Note 4 to our consolidated financial statements included herein.

(B)	The year in which the securities were issued.
(C)
Ratings provided above were determined by third party rating agencies as of a particular date, may not be current and are subject to change at any time. We had no ABS assets that were on negative watch for possible downgrade by at least one rating agency as of March 31, 2013.

(D)	The percentage of the outstanding face amount of securities and residual interests that is subordinate to our investments.
(E)	The annualized amount of interest received on the underlying loans in excess of the interest paid on the securities, as a percentage of the outstanding collateral balance.
(F)	The ratio of original unpaid principal balance of loans still outstanding.
(G)	Three month average constant prepayment rate.
(H)	The percentage of underlying loans that are 90+ days delinquent, or in foreclosure or considered real estate owned (REO).

REIT Debt

Industry	Average Minimum Rating (A)	Number	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value

Retail	A-	1	$4,500	$4,019	8.0%	$5,025
Diversified	B-	1	12,000	11,991	24.0%	12,510
Office	BBB	1	5,000	5,017	10.0%	5,164
Multifamily	BBB+	2	12,500	12,497	25.0%	13,079
Healthcare	BBB	3	16,700	16,531	33.0%	18,341
Total / WA	BBB-	8	$50,700	$50,055	100.0%	$54,119

Corporate Bank Loans

Industry	Average Minimum Rating (A)	Number	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value

Media	CCC-	2	346,052	126,062	45.4%	126,062
Resorts	NR	3	210,859	135,172	48.6%	135,172
Restaurant	B	2	25,563	16,597	6.0%	16,597
Total / WA	CC	7	$582,474	$277,831	100.0%	$277,831

(A)
Ratings provided above were determined by third party rating agencies as of a particular date, may not be current and are subject to change at any time. We had no corporate assets that were on negative watch for possible downgrade by at least one rating agency as of March 31, 2013.

Senior Living Portfolio

Investment characteristics:
						Costs	Accumulated
				Gross		Capitalized	Depreciation/
		Number of	Number of	Initial	Purchase	Sebsequent to	Amortization and	Carrying	Outstanding
Portfolio	Acquisition Date	Communities	Beds	Investment (A)	Price	Acquisition	Closing Adjustments	value (B)	Debt
BPM	July 2012	8	836	$149,267	$143,300	$292	$8,341	$135,251	$(88,400)
Utah	November 2012	3	359	$24,002	$22,578	$118	$990	$21,706	$(16,000)
Courtyards	December 2012	1	221	$22,415	$21,500	$10	$474	$21,036	$(16,125)
		12	1,416	$195,684	$187,378	$420	$9,805	$177,993	$(120,525)

Performance information:
			Average Revenue
	Average Occupancy		Per Occupied Bed (C)
	Three Months		Three Months
	Ended		Ended
Portfolio	March 31, 2013	At Acquisition	March 31, 2013	At Acquisition
BPM	89.9%	87.7%	$4,234	$4,208
Utah	80.1%	82.0%	$2,396	$2,428
Courtyards	90.6%	88.8%	$2,436	$2,385

(A)	Purchase price plus related acquisition costs.
(B)	Combined GAAP carrying value of long-lived assets and intangible assets, net of accumulated depreciation and amortization.
(C)	Total monthly revenue divided by the average number of occupied beds.

Debt Obligations

Our debt obligations, as summarized in Note 8 to our consolidated financial statements included herein, existing at March 31, 2013 (gross of $3.6 million of discounts) had contractual maturities as follows (in thousands):

	Nonrecourse	Recourse	Total
Period from April 1, 2013 through December 31, 2013	$543	$1,473,586	$1,474,129
2014	1,713	—	1,713
2015	2,274	—	2,274
2016	2,305	—	2,305
2017	32,763	—	32,763
2018	1,855	—	1,855
Thereafter	1,729,327	—	1,729,327
Total	$1,770,780	$1,473,586	$3,244,366

Certain of the debt obligations included above are obligations of our consolidated subsidiaries which own the related collateral.  In some cases, including the CDO Bonds Payable and Other Bonds Payable, such collateral is not available to other creditors of ours.

Our non-CDO debt obligations contain various customary loan covenants. We were in compliance with all of the covenants in our non-CDO financings as of March 31, 2013.

The following table provides additional information regarding short-term borrowings. These short-term borrowings were used to finance certain of our investments in FNMA/FHLMC securities, non-agency RMBS and our investments in certain senior notes issued by Newcastle CDO VI. The FNMA/FHLMC and non-agency RMBS repurchase agreements have full recourse to Newcastle.  The CDO VI repurchase agreement was repaid in full in January 2013. The weighted average differences between the fair value of the assets and the face amount of available financing for the FNMA/FHLMC repurchase agreements and non-agency RMBS repurchase agreements were 5% and 33%, respectively, during the three months ended March 31, 2013.

			Three Months Ended March 31, 2013
	Outstanding Balance at March 31, 2013		Average Daily Amount Outstanding	Maximum Amount Outstanding	Weighted Average Interest Rate
Repurchase agreements	$1,473,586	*	$1,050,612	$1,485,673	0.71%

*All of which was recourse to us.

In the first three months of 2013, we purchased $609.4 million principal balance of FNMA/FHLMC securities (primarily one-year ARMs) for approximately $643.8 million, using $32.0 million of unrestricted cash and financed with $611.8 million of repurchase agreements. These repurchase agreements bear interest at 0.42%, mature in April 2013, and are subject to customary margin call provisions.

On April 9, 2013, we financed additional non-Agency RMBS with approximately $144 million of repurchase agreements, at a cost of one-month LIBOR plus 200 bps. The weighted average advance rate for these repurchase agreements is approximately 70%. These repurchase agreements, which contain customary margin call provisions, have an initial term ending on July 9, 2013.

In the first three months of 2013, we repurchased $10.9 million face amount of CDO bonds for $9.7 million. As a result, we extinguished $10.9 million face amount of CDO debt and recorded a gain on extinguishment of debt of $1.2 million.

Each of our CDO financings contains tests that measure the amount of over collateralization and excess interest in the transaction. At issuance, each of our CDOs passed all of these tests. Failure to satisfy these tests would generally cause (or has caused) the cash flow that would otherwise be distributed to the more junior classes of securities (including those held by Newcastle) to be redirected to pay down the most senior class of securities outstanding until the tests are satisfied. As a result, our cash flow and liquidity are negatively impacted upon such a failure, and the impact could be (and has been) material. The table set forth below presents data, including the most recent quarterly cash flows received by Newcastle, for each of our CDOs, and sets forth which of the CDOs have satisfied these tests in the most recent quarter. The amounts set forth are as of March 31, 2013 unless otherwise noted (dollars in thousands). For those CDOs that have failed their applicable over collateralization tests, the impact of failing is already reflected in the cash flow set forth in the table. For those CDOs that have satisfied their applicable over collateralization tests, we could potentially lose substantially all of the cash flows from those CDOs in future quarters if we fail to satisfy the tests in the future. The amounts in the table reflect data at the CDO level and thus are different from the GAAP balance sheet due to intercompany amounts eliminated in Newcastle’s consolidated balance sheet.

	CDO IV			CDO VI			CDO VIII			CDO IX
Balance Sheet:
Assets Face Amount		$153,780			$177,513			$820,930			$705,060
Assets Fair Value		140,589			119,428			635,606			557,337

Issued Debt Face Amount (1)		76,854			91,688			549,789			423,412
Derivative Net Liabilites Fair Value		2,376			13,666			10,207			—
Cash Receipts:
Quarterly net cash receipts (2)		$324			$109			$5,547			$8,302

Collateral Composition (3):	Face	Fair Value		Face	Fair Value		Face	Fair Value		Face	Fair Value
CMBS	$113,277	$101,954	BB-	$104,466	$74,479	BB	$145,341	$121,373	BB-	$80,701	$84,901	BB
REIT Debt	21,500	22,509	BBB	29,200	31,610	BB+	—	—	—	—	—	—
ABS	9,271	6,454	B-	43,847	13,339	CC	69,689	59,996	B	3,059	3,094	BBB+
Bank Loans	—	—	—	—	—	—	224,771	144,734	C	185,194	122,081	C
Mezzanine Loans / B-Notes / Whole Loans	9,732	9,672	BB+	—	—	—	314,379	281,849	CCC	345,093	298,425	CCC
CDO	—	—	—	—	—	—	66,750	27,654	C	68,351	35,455	CCC+
Residential Loans	—	—	—	—	—	—	—	—	—	3,779	3,400	NR
Other Investments	—	—	—	—	—	—	—	—	—	18,883	9,981	—
Cash for Reinvestment	—	—	—	—	—	—	—	—	—	—	—	—
Total	$153,780	$140,589	BB-	$177,513	$119,428	B+	$820,930	$635,606	CCC	$705,060	$557,337	CCC

Collateral on Negative Watch (4)	$—			$—			$—			$—

CDO Cash Flow Triggers (5):
Over Collateralization (6):
As of Mar-2013 remittance Cushion (Deficit) ($)		$(4,117)			$(179,515)			$78,797			$139,681

As of Apr-2013 remittance Cushion (Deficit) ($)		N/A			$(179,218)			$83,665			$145,501
Interest Coverage (6):
As of Mar-2013 remittance Cushion (Deficit) (%)		46.0%			(211.4%)			384.4%			536.0%

As of Apr-2013 remittance Cushion (Deficit) (%)		N/A			(280.9%)			375.9%			488.7%
CDO Overview:
Effective		Sep-04			Aug-05			Mar-07			Jul-07
Reinvestment Period End (7)		Passed			Passed			Passed			Passed
Optional Call (8)		Passed			Passed			Passed			Passed
Auction Call (9)		Mar-14			Apr-15			Nov-16			May-17
WA Debt Spread (bps) (10)		90			50			52			66

See notes on next page.

(1)	Includes CDO bonds issued to third parties and held by Newcastle’s consolidated CDOs.

(2)
Represents net cash received from each CDO based on all of our interests in such CDO (including senior management fees but excluding principal received from senior CDO bonds owned by Newcastle) for the three months ended March 31, 2013.  Cash receipts for this period include $0.8 million of senior collateral management fees, and may not be indicative of cash receipts for subsequent periods. Excluded from the quarterly net cash receipts was $8.7 million of unrestricted cash received from principal repayments on senior CDO bonds owned by Newcastle.  This cash represents a return of principal and the realization of the difference between par and the discounted purchase price of these bonds. See “Cautionary Note Regarding Forward Looking Statements” for risks and uncertainties that could cause our receipts for subsequent periods to differ materially from these amounts.

(3)
Collateral composition is calculated as a percentage of the face amount of collateral and includes CDO bonds of $126.7 million and other bonds and notes payable of $20.5 million issued by Newcastle, and bank loans of $92.7 million, collateralized by Newcastle CDO VI bonds, real estate properties and a third party CDO security, which are eliminated in consolidation. The fair value of these CDO bonds, other bonds and notes payable, and bank loans was $55.8 million, $18.5 million and $85.6 million at March 31, 2013, respectively. Also reflected are weighted average credit ratings, which were determined by third party rating agencies as of a particular date, may not be current and are subject to change at any time.

(4)
Represents the face amount of collateral on negative watch for possible downgrade by at least one rating agency (Moody’s, S&P or Fitch) as of the determination date in March 2013 for all CDOs. The amount does not include any bonds issued by Newcastle, which are eliminated in consolidation and not reflected in the investment portfolio disclosures.

(5)
Each of our CDO financings contains tests that measure the amount of over collateralization and excess interest in the transaction. Failure to satisfy these tests would cause the principal and/or interest cashflow that would otherwise be distributed to more junior classes of securities (including those held by Newcastle) to be redirected to pay down the most senior class of securities outstanding until the tests are satisfied. As a result, our cash flow and liquidity are negatively impacted upon such a failure, and the impact could be material. Each CDO contains tests at various over collateralization and interest coverage percentage levels. The trigger percentages used above represent the first threshold at which cashflows would be redirected as described in this footnote. The data presented is as of the most recent remittance date on or before March 31, 2013 and may change or have changed subsequent to that date. In addition, our CDOs may also contain specific over collateralization tests that, if failed, can result in the occurrence of an event of default or our being removed as collateral manager of the CDO. Failure of the over collateralization tests can also cause a “phantom income” issue if cash that constitutes income is diverted to pay down debt instead of being distributed to us. As of the March 2013 remittance date, we were not receiving cash flows from CDO IV and CDO VI (other than senior management fees and cash flows on senior classes of bonds we own).  Based upon our current calculations, we expect CDOs IV and VI to remain out of compliance for the foreseeable future. Moreover, given current market conditions, it is possible that all of our CDOs could be out of compliance with their over collateralization tests as of one or more measurement dates within the next twelve months. Our ability to rebalance will depend upon the availability of suitable securities, market prices, whether the reinvestment period of the applicable CDO has ended, and other factors that are beyond our control. Such rebalancing efforts may be extremely difficult given current market conditions and we cannot assure you that we will be successful in our rebalancing efforts. If the liabilities of our CDOs are downgraded by Moody’s to certain predetermined levels, our discretion to rebalance the applicable CDO portfolios may be negatively impacted. Moreover, if we bring these coverage tests into compliance, we cannot assure you that they will not fall out of compliance in the future or that we will be able to correct any noncompliance. For a more detailed discussion of the impact of CDO financings on our cash flows, see Part II, Item 1A, “Risk Factors – Risks Relating to our Business – The coverage tests applicable to our CDO financings may have a negative impact on our operating results and cash flows.”

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

The following table sets forth further information with respect to the bonds of our consolidated CDO financings as of March 31, 2013 (dollars in thousands):

		Current Face Amount (1)
		Held By
	Original Face		Newcastle	Newcastle Outside			Stated Interest
Class	Amount	Third Parties	CDOs (2)	of its CDOs (3)		Total	Rate
CDO IV
Class I	$353,250	$44,631	—	$34,198		$78,829	LIBOR +	0.40%
Class II-FL	13,000	3,000	—	10,000		13,000	LIBOR +	0.65%
Class II-FX	7,250	—	5,250	2,000		7,250		4.73%
Class III-FL	7,500	5,000	—	2,500		7,500	LIBOR +	1.00%
Class III-FX	15,000	1,325	—	10,760		12,085		5.11%
Class IV-FL	9,000	8,173	—	—		8,173	LIBOR +	2.25%
Class IV-FX	9,000	9,475	—	—		9,475		6.34%
Class V	13,500	—	—	18,625		18,625		8.67%
Preferred	22,500	—	—	22,500		22,500		N/A
	$450,000	$71,604	$5,250	$100,583		$177,437
CDO VI
Class I-MM	$323,000	$—	$—	$114,024	*	$114,024	LIBOR +	0.25%
Class I-B	59,000	59,000	—	—		59,000	LIBOR +	0.40%
Class II	33,000	23,679	—	10,295		33,974	LIBOR +	0.50%
Class III-FL	15,000	5,225	—	10,449		15,674	LIBOR +	0.80%
Class III-FX	5,000	—	—	6,300		6,300		5.67%
Class IV-FL	9,600	651	—	9,761		10,412	LIBOR +	1.70%
Class IV-FX	2,400	3,133	—	—		3,133		6.55%
Class V	21,000	—	—	28,859		28,859		7.81%
Preferred	32,000	—	—	32,000		32,000		N/A
	$500,000	$91,688	$—	$211,688		$303,376

* Of the $114.0 million CDO VI Class I-MM bonds, $72.3 million served as collateral for a $42.7 million bank loan owned jointly by two of Newcastle's CDOs.

CDO VIII
Class I-A	$462,500	$357,040	—	$24,031		381,071	LIBOR +	0.28%
Class I-AR	60,000	49,436	—	—		49,436	LIBOR +	0.34%
Class I-B	38,000	—	—	38,000		38,000	LIBOR +	0.36%
Class II	42,750	—	29,000	13,750		42,750	LIBOR +	0.42%
Class III	42,750	—	22,750	20,000		42,750	LIBOR +	0.50%
Class IV	28,500	—	—	—		—	LIBOR +	0.60%
Class V	28,500	28,500	—	—		28,500	LIBOR +	0.75%
Class VI	27,312	—	—	—		—	LIBOR +	0.80%
Class VII	21,375	—	—	—		—	LIBOR +	0.90%
Class VIII	22,563	11,063	8,250	3,250		22,563	LIBOR +	1.45%
Class IX-FL	6,000	6,000	—	—		6,000	LIBOR +	1.80%
Class IX-FX	7,600	7,600	—	—		7,600		6.80%
Class X	19,650	18,650	—	—		18,650	LIBOR +	2.25%
Class XI	26,125	—	—	24,125		24,125	LIBOR +	2.50%
Class XII	28,500	—	11,500	17,000		28,500		7.50%
Preferred	87,875	—	—	87,875		87,875		N/A
	$950,000	$478,289	$71,500	$228,031		$777,820

Continued on next page.

		Current Face Amount (1)
		Held By
	Original Face		Newcastle	Newcastle Outside		Stated Interest
Class	Amount	Third Parties	CDOs (2)	of its CDOs (3)	Total	Rate
CDO IX
Class A-1	$379,500	$272,787	$—	$—	$272,787	LIBOR +	0.26%
Class A-2	115,500	65,500	—	50,000	115,500	LIBOR +	0.47%
Class B	37,125	35,125	—	2,000	37,125	LIBOR +	0.65%
Class C	33,000	—	—	—	—	LIBOR +	0.93%
Class D	20,625	—	—	—	—	LIBOR +	1.00%
Class E	24,750	—	—	24,750	24,750	LIBOR +	1.10%
Class F	18,562	—	—	18,562	18,562	LIBOR +	1.30%
Class G	18,562	—	—	11,262	11,262	LIBOR +	1.50%
Class H	21,656	—	8,751	9,305	18,056	LIBOR +	2.50%
Class J	21,656	—	21,656	—	21,656	LIBOR +	3.00%
Class K	19,593	—	19,593	—	19,593	LIBOR +	3.50%
Class L	23,718	—	—	23,718	23,718		7.50%
Class M	39,187	—	—	39,187	39,187		8.00%
Preferred	51,566	—	—	51,566	51,566		N/A
	$825,000	$373,412	$50,000	$230,350	$653,762

(1)	The amounts presented in these columns exclude the face amount of any cancelled bonds within an applicable class.
(2)	Amounts in this column represent the amount of bonds of the applicable class held by Newcastle’s consolidated CDOs. These bonds are eliminated in Newcastle’s consolidated balance sheet.
(3)
Amounts in this column represent the amount of bonds of the applicable class held as investments by Newcastle outside of its non-recourse financing structures. These bonds are eliminated in Newcastle’s consolidated balance sheet.

Stockholders’ Equity

Common Stock

The following table presents information on shares of our common stock issued during the three months ended March 31, 2013:

Shares Issued	Range of Issue Prices (1)	Net Proceeds (millions)	Options Granted to manager
57,500,000	$9.35	$526.2	5,750,000
23,000,000	$10.48	$237.4	2,300,000

(1)	Excludes prices of shares issued pursuant to the exercise of options and of shares issued to our independent directors.

At March 31, 2013, we had 253,025,645 shares of common stock outstanding.

As of March 31, 2013, our outstanding options issued prior to 2011 had a weighted average strike price of $26.85 and our outstanding options issued in 2011, 2012 and 2013 had a weighted average strike price of $7.88. Our outstanding options at March 31, 2013 were summarized as follows:

	Issued Prior to 2011	Issued in 2011, 2012 and 2013	Total
Held by the manager	1,751,172	15,984,166	17,735,338
Issued to the manager and subsequently transferred to certain of the manager’s employees	701,937	3,010,000	3,711,937
Issued to the independent directors	8,000	2,000	10,000
Total	2,461,109	18,996,166	21,457,275

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

We declared a quarterly dividend of $0.22 per common share for the quarter ended March 31, 2013, which was paid in April 2013.

Preferred Stock

We paid the quarterly dividends on our preferred stock on April 30, 2013.

Accumulated Other Comprehensive Income (Loss)

During the three months ended March 31, 2013, our accumulated other comprehensive income (loss) changed due to the following factors (in thousands):

	Gains (Losses) on Cash Flow Hedges	Gains (Losses) on Securities	Total Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss), December, 31, 2012	$(12,024)	$82,788	$70,764
Net unrealized gain (loss) on securities	—	29,454	29,454
Reclassification of net realized (gain) loss on securities into earnings	—	539	539
Net unrealized gain (loss) on derivatives designated as cash flow hedges	1,841	—	1,841
Reclassification of net realized (gain) loss on derivatives designated as cash flow hedges into earnings	—	—	—
Accumulated other comprehensive income (loss), March 31, 2013	$(10,183)	$112,781	$102,598

Our GAAP equity changes as our real estate securities portfolio and derivatives are marked to market each quarter, among other factors.  The primary causes of mark to market changes are changes in interest rates and credit spreads. During the three months ended March 31, 2013, a net tightening of credit spreads has caused an increase in the net unrealized gains recorded in accumulative other comprehensive income on our real estate securities. Net unrealized losses on derivatives designated as cash flow hedges decreased for the three months ended March 31, 2013, primarily as a result of swap interest payments.

See “- Market Considerations” above for a further discussion of recent trends and events affecting our unrealized gains and losses as well as our liquidity.

Cash Flow

Operating Activities

Net cash flow provided by (used in) operating activities increased to $24.6 million for the three months ended March 31, 2013 from $19.3 million for the three months ended March 31, 2012. This change resulted primarily from the factors described below:

●
Net cash receipts from our CDOs decreased approximately 5.7 million for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 primarily due to the deconsolidation of CDO X in September 2012, partially offset by the increased interest receipts resulting from investments made in CDO IX using restricted cash just prior to the end of its reinvestment period in June 2012.

●
Net cash receipts from our manufactured housing loan portfolios decreased approximately $0.6 million for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 primarily due to paydowns.

73

●
Cash receipts from excess mortgage servicing income increased approximately $9.4 million in the three months ended March 31, 2013 compared to the three months ended March 31, 2012 primarily due to the additional Excess MSR investments made since March 2012.

●	Received net operating cash receipts of approximately $2.3 million from the senior living investments we have made since July 2012.

●
Net cash receipts from our investments in real estate securities and loans held outside of our CDOs increased approximately $5.3 million for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 primarily due (i) higher investments in FNMA/FHLMC securities, (ii) higher investments in real estate related loans and (iii) delinquent interest received on certain securities.

●
Management fees paid increased approximately $2.9 million for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 due to an increase in gross equity as a result of our public offerings of common stock in 2012 and 2013.

●
General and administrative expenses paid increased approximately $2.5 million for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 due to fees paid in connection with the acquisitions of Excess MSRs, senior living assets and other corporate activities.

Investing Activities

Investing activities provided (used) ($965.7) million and $22.6 million during the three months ended March 31, 2013 and 2012, respectively. Investing activities consisted primarily of investments made in certain real estate securities, loans, Excess MSRs, deposits on senior living assets and contributions to equity method investments net of proceeds from the repayment or settlement of investments and distributions of capital from equity method investees.

Financing Activities

Financing activities provided (used) $1.2 billion and $(42.8) million during the three months ended March 31, 2013 and 2012, respectively.  The public offerings of common stock and borrowings under repurchase agreements served as the primary sources of cash flow from financing activities.  Uses of cash flow from financing activities included the repurchases of CDO bonds payable, the repayment of debt, the payment of financing costs related to our common stock offerings and the payment of common and preferred dividends.

INTEREST RATE, CREDIT AND SPREAD RISK

We are subject to interest rate, credit and spread risk with respect to our investments. These risks are further described in “Quantitative and Qualitative Disclosures About Market Risk.”

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2013, we had the following material off-balance sheet arrangements.

●	In April 2006, we securitized our Subprime Portfolio I. The loans were sold to a securitization trust, of which 80% were treated as a sale, which is an off-balance sheet financing.

●	In July 2007, we securitized our Subprime Portfolio II. The loans were sold to a securitization trust, of which 90% were treated as a sale, which is an off-balance sheet financing.

●	On June 17, 2011, we deconsolidated CDO V, which is now effectively an off-balance sheet financing.

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

●	We have made investments in equity method investees. See Note 6 to our consolidated financial statements. In each case, our exposure to loss is limited to the carrying (fair) value of our investment.

CONTRACTUAL OBLIGATIONS

During the first three months of 2013, we had all of the material contractual obligations referred to in our annual report on Form 10-K for the year ended December 31, 2012, excluding the debt which was repaid or repurchased, as described in “– Liquidity and Capital Resources,” as well as the following:

Contract Category	Change
Repurchase Agreements	We entered into new repurchase agreements to finance newly acquired FNMA/FHLMC securities.

The terms of these contracts are described under “Quantitative and Qualitative Disclosures About Market Risk” below.

INFLATION

Virtually all of our assets and liabilities are financial in nature. As a result, interest rates and other factors affect our performance more so than inflation, although inflation rates can often have a meaningful influence over the direction of interest rates. Furthermore, our financial statements are prepared in accordance with GAAP and our distributions are determined by our board of directors primarily based on our taxable income, and, in each case, our activities and balance sheet are measured with reference to historical cost and/or fair market value without considering inflation. See “Quantitative and Qualitative Disclosure About Market Risk - Interest Rate Exposure” below.

CORE EARNINGS

Newcastle has five primary variables that impact its operating performance: (i) the current yield earned on its investments that are not included in non-recourse financing structures (i.e., unlevered investments, including investments in equity method investees and investments subject to recourse debt), (ii) the net yield it earns from its non-recourse financing structures, (iii) the interest expense and dividends incurred under its recourse debt and preferred stock, (iv) its operating expenses and (v) its realized and unrealized gains or losses, including any impairment, on its investments, derivatives and debt obligations. “Core earnings” is a non-GAAP measure of the operating performance of Newcastle excluding the fifth variable listed above, and excluding depreciation and amortization charges. It is used by management to gauge the current performance of Newcastle without taking into account gains and losses, which, although they represent a part of our recurring operations, are subject to significant variability and are only a potential indicator of future economic performance.  It also excludes the effect of depreciation and amortization charges, which, in the judgment of management, are not indicative of operating performance. Management believes that the exclusion from “Core earnings” of the items specified above allows investors and analysts to readily identify the operating performance of the assets that form the core of our activity, assists in comparing the core operating results between periods, and enables investors to evaluate Newcastle’s current performance using the same measure that management uses to operate the business.

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

	Three Months Ended March 31,
	2013	2012
Income available for common stockholders	$36,618	$72,076
Add (Deduct):
Impairment (reversal)	2,773	(7,080)
Other (income) loss	(8,597)	(29,752)
(Income) loss from discontinued operations	16	17
Depreciation and amortization	4,079	2
Core earnings of equity method investees	2,546	—
Core earnings	$37,435	$35,263

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

Set forth below is a reconciliation of CAD to the most directly comparable GAAP liquidity measure (in thousands).

	Three Months Ended March 31,
	2013	2012
Net cash provided by (used in) operating activities	$24,619	$19,264
Add (Deduct):
Principal repayments from repurchased CDO debt	8,656	4,497
Principal repayments from CDO securities	1,290	198
Principal repayments from non-Agency RMBS	17,472	—
Return of capital included above (1)	(21,214)	(3,005)
Preferred dividends (2)	(1,395)	(1,395)
Cash available for distribution	$29,428	$19,559

Other data from the consolidated statements of cash flows:

	Three Months Ended March 31,
	2013	2012
Net cash provided by (used in) investing activities	$(965,728)	$22,602
Net cash provided by (used in) financing activities	$1,243,983	$(42,797)
Net increase (decrease) in cash and cash equivalents	$302,874	$(931)

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

As of March 31, 2013, a 100 basis point increase in short term interest rates would increase our earnings by approximately $12.2 million per annum, based on the current net floating rate exposure from our investments, financings and interest rate derivatives.

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

As of March 31, 2013, a 100 basis point change in short term interest rates would impact our net book value by approximately $10.7 million, based on the current net fixed rate exposure from our investments and interest rate derivatives.

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

As of March 31, 2013, a 25 basis point movement in credit spreads would impact our net book value by approximately $17.8 million, assuming a static portfolio of current investments and financings, but would not directly affect our earnings or cash flow.

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

We seek to reduce our exposure to prepayment through the structuring of our investments in Excess MSRs.  For example, pursuant to the terms of the Excess MSR agreements we entered into in December 2012 and March 2013, in the event that mortgage loans are prepaid in full and Nationstar originates the new mortgage loans, subject to certain limitations, we are entitled to the pro rata share of the Excess MSRs of such “recaptured” loans. We will seek to enter into similar “recapture” agreements in making any future investments in Excess MSRs.

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

Interest Rate and Credit Spread Risk Sensitive Instruments and Fair Value

Our holdings of such financial instruments, and their fair values and the estimation methodology thereof, are detailed in Note 9 to our consolidated financial statements included herein. For information regarding the impact of prepayment, reinvestment, and expected loss factors on the timing of realization of our investments, please refer to the consolidated financial statements included herein and in our Annual Report on Form 10-K for the year ended December 31, 2012. For information regarding the impact of changes in these factors on the value of securities valued with internal models, see Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies.”

We note that the values of our investments in real estate securities, loans, Excess MSRs and derivative instruments are sensitive to changes in market interest rates, credit spreads and other market factors.  The value of these investments can vary, and has varied, materially from period to period.

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

Item 1A.  Risk Factors

Certain risks relating to the financial markets, our manager, our business, our REIT status and other matters, and our common stock are set forth below.

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

There are conflicts of interest inherent in our relationship with our manager insofar as our manager and its affiliates — including investment funds, private investment funds, or businesses managed by our manager — invest in real estate securities, consumer loans, real estate related loans, Excess MSRs, operating real estate, including senior living facilities, and other assets, and whose investment objectives overlap with our investment objectives.  Certain investments appropriate for us may also be appropriate for one or more of these other investment vehicles. Members of our board of directors and employees of our manager who are our officers may serve as officers and/or directors of these other entities. For instance, some of our officers and directors will serve as officers and directors of New Residential Investment Corp. (“New Residential”), which we expect to spin off on May 15, 2013.  In addition, our manager or its affiliates may have investments in and/or earn fees from such other investment vehicles that are higher than their economic interests in us and which may therefore create an incentive to allocate investments to such other investment vehicles.  Our manager or its affiliates may determine, in their discretion, to make a particular investment through another investment vehicle rather than through us and have no obligation to offer to us the opportunity to participate in any particular investment opportunity. For example, Fortress has a fund primarily focused on investments in Excess MSRs. These funds generally have a fee structure similar to ours, but the fees actually paid will vary depending on the size and performance of each fund.

Our management agreement with our manager does not limit or restrict our manager or its affiliates from engaging in any business or managing other pooled investment vehicles that invest in investments that meet our investment objectives. In April 2013, in connection with the planned spin-off of New Residential, we amended our management agreement to remove a provision that restricted our manager and any entity controlled by or under common control with our manager from raising or sponsoring any new pooled investment vehicle whose investment policies, guidelines or plan target as its primary investment category investment in U.S. dollar-denominated credit sensitive real estate related securities reflecting primarily U.S. loans or assets. Our manager will serve as New Residential’s manager, and our manager intends to engage in additional real estate related management and investment opportunities in the future, which may compete with us for investments or result in a change in our current investment strategy.

The ability of our manager and its officers and employees to engage in other business activities, subject to the terms of our management agreement with our manager, may reduce the amount of time our manager, its officers or other employees spend managing us.  In addition, we may engage (subject to our investment guidelines) in material transactions with our

.

manager or another entity managed by our manager or one of its affiliates, including, but not limited to, certain financing arrangements, purchases of debt, co-investments, investments in Excess MSRs, servicing advances, senior living facilities and other assets that present an actual, potential or perceived conflict of interest.  For instance, we recently entered into agreements with an affiliate of our manager to manage the senior living facilities that we own. It is possible that actual, potential or perceived conflicts could give rise to investor dissatisfaction, litigation or regulatory enforcement actions.  Appropriately dealing with conflicts of interest is complex and difficult, and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with one or more potential, actual or perceived conflicts of interest.  Regulatory scrutiny of, or litigation in connection with, conflicts of interest could have a material adverse effect on our reputation, which could materially adversely affect our business in a number of ways, including causing an inability to raise additional funds, a reluctance of counterparties to do business with us, a decrease in the prices of our common and preferred securities and a resulting increased risk of litigation and regulatory enforcement actions.

The management compensation structure that we have agreed to with our manager, as well as compensation arrangements that we may enter into with our manager in the future (in connection with new lines of business or other activities), may incentivize our manager to invest in high risk investments.  In addition to its management fee, our manager is currently entitled to receive incentive compensation based in part upon our achievement of targeted levels of funds from operations (as defined in the management agreement).  In evaluating investments and other management strategies, the opportunity to earn incentive compensation based on funds from operations or, in the case of any future incentive compensation arrangement, other financial measures on which incentive compensation may be based, may lead our manager to place undue emphasis on the maximization of such measures at the expense of other criteria, such as preservation of capital, in order to achieve higher incentive compensation, particularly in light of the fact that our manager has not received any incentive compensation since 2008.  Investments with higher yield potential are generally riskier or more speculative than lower-yielding investments. Moreover, because our manager receives compensation in the form of options in connection with the completion of our common equity offerings, our manager may be incentivized to cause us to issue additional common stock, which could be dilutive to existing stockholders. In addition to the shares available for issuance under the 2012 Newcastle Nonqualified Stock Option and Incentive Plan (the “Plan”), our Board may also determine to grant options to our manager that are not issued pursuant to the Plan, provided that the number of shares underlying any options granted to the Manager in connection with any capital raising efforts will not exceed 10% of the shares sold in such offering and would be subject to New York Stock Exchange rules.

If the spin off of New Residential is completed, our manager will enter into a separate management agreement with New Residential, and the terms of that management agreement will be substantially similar to the terms of Newcastle’s existing management agreement. As a result, our manager will be entitled to earn a management fee from New Residential and will be eligible to receive incentive compensation based in part upon New Residential’s achievement of targeted level of funds from operations tested from the date of the spin off and without regard to Newcastle’s prior performance.

It would be difficult and costly to terminate our management agreement with our manager.

It would be difficult and costly for us to terminate our management agreement with our manager. The management agreement may only be terminated annually upon (i) the affirmative vote of at least two-thirds of our independent directors, or by a vote of the holders of a simple majority of the outstanding shares of our common stock, that there has been unsatisfactory performance by our manager that is materially detrimental to us or (ii) a determination by a simple majority of our independent directors that the management fee payable to our manager is not fair, subject to our manager’s right to prevent such a termination by accepting a mutually acceptable reduction of fees. Our manager will be provided 60 days’ prior notice of any such termination and will be paid a termination fee equal to the amount of the management fee earned by the manager during the twelve-month period preceding such termination.  In addition, following any termination of the management agreement, the manager may require us to purchase its right to receive incentive compensation at a price determined as if our assets were sold for their fair market value (as determined by an appraisal, taking into account, among other things, the expected future value of the underlying investments) or otherwise we may continue to pay the incentive compensation to our manager. These provisions may increase the effective cost to us of terminating the management agreement, thereby adversely affecting our ability to terminate our manager without cause.

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

We may change our investment strategy and asset portfolio without stockholder consent, which may result in our making investments that are different, riskier or less profitable than our current investments.

Our investment strategy is poised to undergo a meaningful change as a result of the planned spin-off of New Residential, which we expect to complete on May 15, 2013. We were not required to obtain stockholder consent for the spin-off of New Residential. In connection with the spin-off, we will contribute to New Residential all of our investments in Excess MSRs to date, the non-Agency RMBS we have acquired since the second quarter of 2012, certain Agency RMBS, residential mortgage loans acquired since the beginning of 2013 and all of our consumer loans, and we may elect not to acquire these types of investments in the future (although we are not prohibited from doing so). There can be no assurance that our investments following this spin-off will be as profitable as our current portfolio.

Our investment strategy and asset portfolio will continue to evolve in light of existing market conditions and investment opportunities. Our investment guidelines are purposefully broad to enable our manager to make investments in a wide array of assets, including, but not limited to, any type of assets that can be held by a REIT. We do not have specific policies as to the allocation among types of real estate related, or other, assets or investment categories, since our manager’s investment decisions depend on changing market conditions. The evolution of our investment strategy and asset portfolio may involve additional risks depending upon the nature of the assets in which we invest and our ability to finance such assets on a short or long-term basis. Investment opportunities that present unattractive risk-return profiles relative to other available investment opportunities under particular market conditions may become relatively attractive under changed market conditions and changes in market conditions may therefore result in changes in the investments we target. Decisions to make investments in new asset categories present risks that may be difficult for us to adequately assess and could therefore reduce our ability to pay dividends on both our common stock and preferred stock or have adverse effects on our liquidity or financial condition. A change in our investment strategy may also increase our exposure to interest rate, foreign currency, real estate market or credit market fluctuations. In addition, a change in our investment strategy may increase our use of non-match-funded financing, increase the guarantee obligations we agree to incur or increase the number of transactions we enter into with affiliates. Our failure to accurately assess the risks inherent in new asset categories or the financing risks associated with such assets could adversely affect our results of operations and our financial condition.

We are actively exploring new business opportunities and asset categories, which may be unsuccessful, divert managerial attention or require significant financial resources, which could have a negative impact on our financial results.

Consistent with our broad investment guidelines and our investment objectives, we have acquired a variety of assets, such as Excess MSRs and senior living facilities, that differ from our legacy assets.   See “—We invest in Excess MSRs, and such investments could have a negative impact on our financial results,” and  “—We invest in senior living facilities, which are subject to various risks that could have a negative impact on our financial results.” We may also pursue opportunities to invest in a variety of other types of assets.

Although we currently believe that we will have significant investment opportunities in the future, these opportunities may not materialize and our ability to act on new investment opportunities may be constrained by the requirements of the Investment Company Act of 1940, as amended (the “1940 Act”), and federal tax law.  We also believe investing in our target assets will provide us attractive risk-adjusted returns, but, assuming we are successful in acquiring these assets, they may not achieve the returns we anticipate and may not even be profitable. Moreover, these investments may not be successful, as a result of our manager’s limited experience with certain types of assets, or for other reasons. Further, new business opportunities may divert managerial attention from more profitable opportunities, and they may require significant financial resources. Any or all of the foregoing could have a negative impact on our financial results.

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

Our manager’s due diligence of investment opportunities or other transactions may not identify all pertinent risks, which could materially affect our business, financial condition, liquidity and results of operations.

Our manager intends to conduct due diligence with respect to each investment opportunity or other transaction it pursues. It is possible, however, that our manager’s due diligence processes will not uncover all relevant facts, particularly with respect to any assets we acquire from third parties. In these cases, our manager may be given limited access to information about the investment and will rely on information provided by the target of the investment. In addition, if investment opportunities are scarce, the process for selecting bidders is competitive, or the timeframe in which we are required to complete diligence is short, our ability to conduct a due diligence investigation may be limited, and we would be required to make investment decisions based upon a less thorough diligence process than would otherwise be the case. Accordingly, investments and other transactions that initially appear to be viable may prove not to be over time due to the limitations of the due diligence process or other factors.

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

Changes in these factors are difficult to predict, and a change in one factor can affect other factors.  For example, during 2007, increased default rates in the subprime mortgage market played a role in causing credit spreads to widen, reducing availability of credit on favorable terms, reducing liquidity and price transparency of real estate related assets, resulting in difficulty in obtaining accurate mark-to-market valuations, and causing a negative perception of the state of the real estate markets and of REITs generally.  These conditions worsened during 2008, and intensified meaningfully during the fourth quarter of 2008 as a result of the global credit and liquidity crisis, resulting in extraordinarily challenging market conditions. Since then, market conditions have generally improved, but they could deteriorate in the future, including, as a result of increased taxes and pending mandatory reductions in federal spending during 2013.

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

The geographic distribution of the residential mortgage loans underlying, and collateral securing, certain of our investments, including our Excess MSRs and non-Agency RMBS, exposes us to risks associated with the real estate industry in general within the states and regions in which we hold significant investments. These risks include, without limitation: possible declines in the value of real estate; risks related to general and local economic conditions; possible lack of availability of mortgage funds; overbuilding; extended vacancies of properties; increases in competition, property taxes and operating expenses; changes in zoning laws; costs resulting from the clean-up of, and liability to third parties for damages resulting from, environmental problems; casualty or condemnation losses; uninsured damages from floods, earthquakes or other natural disasters; and changes in the interest rates. To the extent any of the foregoing risks arise in states and regions where we hold significant investments, the performance of our investments, our results of operations and our financial condition could suffer a material adverse effect.

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

We did not have any assets in our consolidated CDOs as of March 31, 2013 under negative watch for possible downgrade by at least one of the rating agencies.  However, one or more of the rating agencies could downgrade some or all of these assets at any time, and any such downgrade could negatively affect – and possibly materially affect – our future cash flows. As of the March 2013 remittance date for CDO IV and as of the April 2013 remittance date for CDO VI, these CDOs were not in compliance with their applicable over collateralization tests and consequently, we are not receiving residual cash flows from these CDOs, other than senior management fees and cash flow distributions from senior classes of bonds we own.  Based upon our current calculations, we expect CDO VI to remain out of compliance for the foreseeable future.  Moreover, given current market conditions, it is possible that all of our CDOs could be out of compliance with their over collateralization tests as of one or more measurement dates within the next twelve months.

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

In addition, we can be removed as manager of a CDO if certain events occur, including the failure to satisfy specific over collateralization and interest coverage tests, failure to satisfy certain “key man” requirements or an event of default occurring for the failure to pay interest on the related senior classes of securities of the CDO. If we are removed as collateral manager, we would no longer receive management fees from — and no longer be able to manage the assets of — the applicable CDO, which could negatively affect our cash flows, business, results of operations and financial condition. On June 17, 2011, CDO V failed additional over collateralization tests. The consequences of failing these tests are that an event of default has occurred, and we may be removed as the collateral manager under the documentation governing CDO V. So long as the event of default continues, we will not be permitted to purchase or sell any collateral in CDO V. If we are removed as the collateral manager of CDO V, we would no longer receive the senior management fees from such CDO. As of March 31, 2013, we have not been removed as collateral manager. Based upon our current calculations, we estimate that if we are removed as the collateral manager of CDO V, the loss of senior management fees would not have a material negative impact on our cash flows, business, results of operations or financial condition. Given current market conditions, it is possible that events of default may occur in other CDOs, and we could be removed as the collateral manager of those CDOs if certain events of default occur.  Moreover, our cash flows, business, results of operations and/or financial condition could be materially and negatively impacted if certain events of default occur.

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
86

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

Our counterparties are not required to roll our repurchase agreements upon the expiration of their stated terms, which subjects us to a number of risks.  As we have experienced recently and may experience in the future, counterparties electing to roll our repurchase agreements may charge higher spread and impose more onerous terms upon us, including the requirement that we post additional margin as collateral.  More significantly, if a repurchase agreement counterparty elects not to extend our financing, we would be required to pay the counterparty the full repurchase price on the maturity date and find an alternate source of financing. Alternate sources of financing may be more expensive, contain more onerous terms or simply may not be available.  If we were unable to pay the repurchase price for any security financed with a repurchase agreement, the counterparty has the right to sell the underlying security being held as collateral and require us to compensate for any shortfall between the value of our obligation to the counterparty and the amount for which the collateral was sold (which may be a significantly discounted price).  As of March 31, 2013, we had $1.5 billion outstanding under repurchase agreement financings. These repurchase agreement obligations are with seven counterparties. If any of our counterparties elected not to roll these repurchase agreements, we may not be able to find a replacement counterparty in a timely manner.

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

With respect to our Excess MSRs, we are subject to counterparty concentration risk as a result of our co-investments with Nationstar.  All of our investments in Excess MSRs to date relate to loans serviced by Nationstar. If Nationstar is terminated as the servicer of the underlying mortgages, Newcastle’s right to receive its portion of the excess mortgage servicing amount is also terminated. Moreover, in the event that Nationstar files for bankruptcy, our expected returns on these investments would be severely impacted.  See “—We will be dependent on mortgage servicers, including Nationstar to service the mortgage loans underlying the Excess MSRs that we acquire.” Moreover, Nationstar has no obligation to offer us any future co-investment opportunity on the same terms of prior transactions, or at all, and we may not be able to find suitable counterparties other than Nationstar from which to acquire Excess MSRs, which could impact our business strategy. Our wholly owned subsidiary New Residential owns all of our investments in Excess MSRs, and we expect to complete a spin-off of New Residential on May 15, 2013. Following the spin-off, we might elect not to acquire additional Excess MSRs in the future (although we are not prohibited from doing so).

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

When we acquire securities and loans that we finance on a short-term basis with a view to securitization or other long-term financing, we bear the risk of being unable to securitize the assets or otherwise finance them on a long-term basis at attractive prices or in a timely matter, or at all. If it is not possible or economical for us to securitize or otherwise finance such assets on a long-term basis, we may be unable to pay down our short-term credit facilities, or be required to liquidate the assets at a loss in order to do so.  For example, our ability to finance investments with securitizations or other long-term non-recourse financing not subject to margin requirements has been impaired since 2007 as a result of market conditions.  These conditions make it highly likely that we will have to use less efficient forms of financing for any new investments, which will likely require a larger portion of our cash flows to be put toward making the initial investment and thereby reduce the amount of cash available for distribution to our stockholders and funds available for operations and investments, and which will also likely require us to assume higher levels of risk when financing our investments. In addition, there is no established market for financing of investments in Excess MSRs, and it is possible that one will not develop. Any such financing would likely require the consent of the applicable government sponsored enterprise (“GSE”) or other owner of the underlying loans, and such consent may be costly or impossible to obtain. Moreover, obtaining such consent may require us or our co-investment counterparties to agree to material structural, economic and indemnification, or other, terms that expose us to risks to which we have not previously been exposed and that could negatively affect our returns from our investments. Our wholly owned subsidiary New Residential owns all of our investments in Excess MSRs, and we expect to complete a spin-off of New Residential on May 15, 2013. Following the spin-off, we might elect not to acquire additional Excess MSRs in the future (although we are not prohibited from doing so).

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

In the event of default under a loan held directly by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the outstanding principal and accrued but unpaid interest of the loan, which could adversely affect our cash flow from operations. Foreclosure of a loan, particularly a commercial loan, or any other restructuring archives related to an investment, can be an expensive and lengthy process, which would negatively affect our anticipated return on the foreclosed loan or such other investment. In addition, as part of any foreclosure or other restructuring, we may acquire control of a property securing a defaulted loan, which would expose us to additional risks specific to the property, including, but not limited to, the risks related to any business conducted on such property. As part of a restructuring we may also exchange our debt for, or otherwise acquire, equity of an entity, which may involve contested negotiations and expose us to risks associated with owning the entity.

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

Investments in Excess MSRs could have a negative impact on our financial results.

We have recorded Excess MSRs on our balance sheet at fair value, and changes in their fair value are reflected in our consolidated results of operations.  The determination of the fair value of Excess MSRs requires our management to make numerous estimates and assumptions that could materially differ from actual results. Such estimates and assumptions include, without limitation, estimates of the future cash flows from the Excess MSRs, which in turn are based upon assumptions about interest rates as well as prepayment rates, delinquencies and foreclosure rates of the underlying mortgage loans.

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

Our ability to acquire Excess MSRs is subject to the applicable REIT qualification tests, and we may have to hold these interests through taxable REIT subsidiaries, which would negatively impact our returns from these assets. Our wholly owned subsidiary New Residential owns all of our investments in Excess MSRs, and we expect to complete a spin-off of New Residential on May 15, 2013. Following the spin-off, we might elect not to acquire additional Excess MSRs in the future (although we are not prohibited from doing so).

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

Favorable ratings from third-party rating agencies such as Standard & Poor’s, Moody’s Investors Service and Fitch are important to the conduct of a mortgage servicer’s loan servicing business and a downgrade in a mortgage servicer’s ratings could have an adverse effect on us and the value of our Excess MSRs. Downgrades in a mortgage servicer’s servicer ratings could adversely affect their ability to finance servicing advances and maintain their status as an approved servicer by Fannie Mae and Freddie Mac. Downgrades in servicer ratings could also lead to the early termination of existing advance facilities and affect the terms and availability of match funded advance facilities that a mortgage servicer may seek in the future. A mortgage service’s failure to maintain favorable or specified ratings may cause their termination as a servicer and may impair their ability to consummate future servicing transactions, which could have an adverse effect on our operations since we will rely heavily on mortgage servicers to achieve our investment objective with respect to Excess MSRs.

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

Any of the foregoing events could have a material and adverse effect on us. Our wholly owned subsidiary New Residential owns all of our investments in Excess MSRs, and we expect to complete a spin-off of New Residential on May 15, 2013. Following the spin-off, we might elect not to acquire additional Excess MSRs in the future (although we are not prohibited from doing so).

GSE initiatives and other actions may adversely affect returns from investments in Excess MSRs.

On January 17, 2011, the Federal Housing Finance Agency announced that it has instructed FNMA and FHLMC to study possible alternatives to the current residential mortgage servicing and compensation system used for single-family mortgage loans. It is too early to determine what the GSEs, including FNMA and FHLMC, may propose as alternatives to current servicing compensation practices, or when any such alternatives would become effective. Although we do not expect MSRs that have already been created to be subject to any changes implemented by FNMA and FHLMC, it is possible that, because of the significant role of FNMA and FHLMC in the secondary mortgage market, any changes they implement could become prevalent in the mortgage servicing industry generally. Other industry stakeholders or regulators may also implement or require changes in response to the perception that the current mortgage servicing practices and compensation do not appropriately serve broader housing policy objectives. These proposals are still evolving. To the extent the GSEs implement reforms that materially affect the market for conforming loans, there may be secondary effects on the subprime and Alt-A markets. These reforms may have a material adverse effect on the economics or performance of any Excess MSRs that we may acquire in the future. Our wholly owned subsidiary New Residential owns all of our investments in Excess MSRs, and we expect to complete a spin-off of New Residential on May 15, 2013. Following the spin-off, we might elect not to acquire additional Excess MSRs in the future (although we are not prohibited from doing so).

Changes to the minimum servicing amount for GSE loans could occur at any time and could impact us in significantly negative ways that we are unable to predict or protect against.

Currently, when a loan is sold into the secondary market for FNMA and FHLMC loans, the servicer is generally required to retain a minimum servicing amount (“MSA”) of 25 basis points of the outstanding principal balance for fixed rate mortgages.  As has been widely publicized, in September 2011, the Federal Housing Finance Agency (“FHFA”) announced that a Joint Initiative on Mortgage Servicing Compensation was seeking public comment on two alternative mortgage servicing compensation structures detailed in a discussion paper.  Changes to the MSA structure could significantly impact our business in negative ways that we cannot predict or protect against. For example, the elimination of an MSA could radically change the mortgage servicing industry and could severely limit the supply of Excess MSRs available for us to invest in.  In addition, a removal of, or a reduction in, the MSA could significantly reduce the recapture rate on the affected portfolio, which would negatively affect the investment return on our Excess MSRs. We cannot predict whether any changes to current MSA rules will occur or what impact any changes will have on our business, results of operations, liquidity or financial condition. Our wholly owned subsidiary New Residential owns all of our investments in Excess MSRs, and we expect to complete a spin-off of New Residential on May 15, 2013. Following the spin-off, we might elect not to acquire additional Excess MSRs in the future (although we are not prohibited from doing so).

We are subject to significant competition, and we may not compete successfully.

We are subject to significant competition in seeking investments. We compete with other companies, including other REITs, mortgage servicers, insurance companies and other investors, including funds and companies affiliated with our manager.  We may also compete with our subsidiary New Residential following the completion of its spin-off on May 15, 2013. Some of our competitors have greater resources than we possess or have greater access to capital or various types of financing structures than are available to us, and we may not be able to compete successfully for investments or provide attractive investment returns relative to our competitors. These competitors may be willing to accept lower returns on their investments or to compromise underwriting standards and, as a result, our origination volume and profit margins could be adversely affected.  Furthermore, competition for investments that are suitable for us may lead to the returns available from such investments decreasing, which may further limit our ability to generate our desired returns.  We cannot assure you that other companies will not be formed that compete with us for investments or otherwise pursue investment strategies similar to ours or that we will be able to complete successfully against any such companies.

Furthermore, we do not intend to build a mortgage servicing platform. Therefore, we may not be an attractive buyer for those sellers of MSRs that prefer to sell MSRs and their mortgage servicing platform in a single transaction. Since our business model does not currently include acquiring and running servicing platforms, to engage in a bid for such a business we would need to find a servicer to acquire and run the platform or we would need to incur additional costs to shut down the acquired servicing platform. The need to work with a servicer in these situations increases the complexity of such potential acquisitions, and Nationstar may be unwilling or unable to act as servicer or subservicer on any Excess MSRs acquisition we want to execute. The complexity of these transactions and the additional costs incurred by us if we were to execute future acquisition of this type could adversely affect our future operating results. Our wholly owned subsidiary New Residential owns all of our investments in Excess MSRs, and we expect to complete a spin-off of New Residential on May 15, 2013. Following the spin-off, we might elect not to acquire additional Excess MSRs in the future (although we are not prohibited from doing so).

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

In addition, Excess MSRs are highly illiquid and subject to numerous restrictions on transfers. For example, the Servicing Guidelines of a mortgage owner generally require that holders of Excess MSRs obtain the mortgage owner's prior approval for any change of ownership of such Excess MSRs. Such approval may be withheld for any reason or no reason in the discretion of the mortgage owner. Additionally, investments in Excess MSRs are a new type of transaction, and there have been extremely few investment products that pursue a similar investment strategy. Accordingly, the risks associated with the transaction and structure are not fully known to buyers or sellers. As a result of the foregoing, if we were seeking to sell an Excess MSR investment, there is some risk that we would be unable to locate a buyer or that we would be required to dispose of Excess MSRs either through an in-kind distribution or other liquidation vehicle, which would, in either case, provide little or no economic benefit to us, or a sale to a co-investor in the Excess MSR, which may be an affiliate. Our wholly owned subsidiary New Residential owns all of our investments in Excess MSRs, and we expect to complete a spin-off of New Residential on May 15, 2013. Following the spin-off, we might elect not to acquire additional Excess MSRs in the future (although we are not prohibited from doing so).

Our ability to invest in, and dispose of our investments in, Excess MSRs may be subject to the receipt of third-party consents.

GSEs may require that we submit to costly or burdensome conditions as a prerequisite to their consent to our investments in Excess MSRs.  GSE conditions may diminish or eliminate the investment potential of certain Excess MSRs by making such investments too expensive for us or by severely limiting the potential returns available from Excess MSRs.  Moreover, we have not received and do not expect to receive any assurances from any GSEs that their conditions for the disposition of an investment in Excess MSRs will not change.  Therefore the potential costs, issues or restrictions associated with receiving such GSEs’ consent for any such dispositions by us cannot be determined with any certainty. Our wholly owned subsidiary New Residential owns all of our investments in Excess MSRs, and we expect to complete a spin-off of New Residential on May 15, 2013. Following the spin-off, we might elect not to acquire additional Excess MSRs in the future (although we are not prohibited from doing so).

Our investments in Excess MSRs may involve complex or novel structures.

Our manager has extremely limited transaction history involving GSEs, and our investments in Excess MSRs may involve complex or novel structures.  It is possible that a GSE’s views on whether any such investment structure is appropriate or acceptable may not be known to us when we make an investment and may change from time to time for any reason or for no reason, even with respect to a completed investment. Accordingly, the terms of any future transaction may differ significantly from the terms of our existing investments in Excess MSRs.  A GSE’s evolving posture toward an acquisition or disposition structure through which we invest in or dispose of Excess MSRs may cause such GSE to impose new conditions on our existing investments in Excess MSRs, including the owner’s ability to hold such Excess MSRs directly or indirectly through a grantor trust or other means.  Such new conditions may be costly or burdensome and may diminish or eliminate the investment potential of the Excess MSRs that are already owned by us. Moreover, obtaining such consent may require us or our co-investment counterparties to agree to material structural, economic and indemnification, or other terms that expose us to risks which we have not previously been exposed and that could negatively affect our returns from our investments.

In addition, the requirements imposed by mortgage owners on servicers may require us to structure the terms, purchase price and form of consideration that we and the servicer pay differently in various deals.  For example, if a mortgage owner imposes stricter requirements on a servicer to repurchase loans under certain circumstances, the servicer will be required to assume a significantly higher level of risk in connection with servicing the loans underlying the applicable mortgage servicing right and related Excess MSR than the servicer would assume if the mortgage owner did not impose such requirements.  As a result, the base fee paid to the servicer with respect to those mortgage servicing rights may be higher – and the related Excess MSR may be lower – than in deals where the mortgage owner does not impose such requirements. Our wholly owned subsidiary New Residential owns all of our investments in Excess MSRs, and we expect to complete a spin-off of New Residential on May 15, 2013. Following the spin-off, we might elect not to acquire additional Excess MSRs in the future (although we are not prohibited from doing so).

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

As a public company, we are required to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002.  Internal control over financial reporting is complex and may be revised over time to adapt to changes in our business or applicable accounting rules.  For example, as a result of new investments, including any investments in senior living facilities, we may be required to consolidate additional entities, and, therefore, to document and test effective internal controls over the financial reporting of these entities in accordance with Section 404, which we may not be able to do.  Even if we are able to do so, there could be significant costs and delays, particularly if these entities were not subject to Section 404 prior to being acquired by us. Under certain circumstances, the SEC permits newly acquired businesses to be excluded for a limited period of time from management’s annual assessment of the effectiveness of internal control. We have excluded the senior living assets acquired in 2012 from management’s annual assessment of the effectiveness of internal control in 2012 and may avail ourselves of this flexibility with respect to any newly acquired business.  If we are not able to maintain or document effective internal control over financial reporting, our independent registered public accounting firm would not be able to certify as to the effectiveness of our internal control over financial reporting as of the required dates, which could subject us to adverse regulatory consequences, including sanctions or investigations by the SEC, or violations of applicable stock exchange listing rules. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements, which could lead to a decline in our share price, impair our ability to raise capital and other adverse consequences.

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

The REIT provisions of the Internal Revenue Code of 1986, as amended, or the Code, limit our ability to hedge. In managing our hedge instruments, we consider the effect of the expected hedging income on the REIT qualification tests that limit the amount of gross income that a REIT may receive from hedging. We need to carefully monitor, and may have to limit, our hedging strategy to assure that we do not realize hedging income, or hold hedges having a value, in excess of the amounts that would cause us to fail the REIT gross income and asset tests. In addition, our ability to hedge is limited by certain undertakings that we made to the U.S. Commodity Futures Trading Commission in order to avail ourselves of no-action relief from the requirement to register as a commodity pool operator.

Accounting for derivatives under U.S. generally accepted accounting principles, or GAAP, is extremely complicated. Any failure by us to account for our derivatives properly in accordance with GAAP in our financial statements could adversely affect our earnings.

Under certain conditions, increases in prepayment rates can adversely affect yields on many of our investments.

The value of many of the assets in which we invest may be affected by prepayment rates on these assets. Prepayment rates are influenced by changes in current interest rates and a variety of economic, geographic and other factors beyond our control, and consequently, such prepayment rates cannot be predicted with certainty. In periods of declining mortgage interest rates, prepayments on loans generally increase. If general interest rates decline as well, the proceeds of such prepayments received during such periods are likely to be reinvested by us in assets yielding less than the yields on the assets that were prepaid. In addition, the market value of floating rate assets may, because of the risk of prepayment, benefit less than fixed rate assets from declining interest rates. Conversely, in periods of rising interest rates, prepayments on loans generally decrease, in which case we would not have the prepayment proceeds available to invest in assets with higher yields. Under certain interest rate and prepayment scenarios we may fail to recoup fully our cost of acquisition of certain investments.

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

As a public company, we are required to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002.  Internal control over financial reporting is complex and may be revised over time to adapt to changes in our business, or changes in applicable accounting rules. Our management identified a material weakness in our internal controls with respect to our financial statements for the year ended December 31, 2011. Although this was remediated, we cannot assure you that our internal control over financial reporting will be effective in the future or that a material weakness will not be discovered with respect to a prior period for which we believe that internal controls were effective.  If we are not able to maintain or document effective internal control over financial reporting, our independent registered public accounting firm may not be able to certify as to the effectiveness of our internal control over financial reporting as of the required dates. Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis, or may cause us to restate previously issued financial information, and thereby subject us to adverse regulatory consequences, including sanctions or investigations by the SEC, or violations of applicable stock exchange listing rules. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements is also likely to suffer if we or our independent registered public accounting firm reports a material weakness in our internal control over financial reporting. This could materially adversely affect us by, for example, leading to a decline in our share price and impairing our ability to raise capital.

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

We operate in a manner intended to qualify us as a REIT for federal income tax purposes. Our ability to satisfy the asset tests depends upon our analysis of the fair market values of our assets, some of which are not susceptible to a precise determination, and for which we do not obtain independent appraisals. Our compliance with the REIT income and quarterly asset requirements also depends upon our ability to successfully manage the composition of our income and assets on an ongoing basis. Moreover, the proper classification of an instrument as debt or equity for federal income tax purposes, and the tax treatment of participation interests that we hold in mortgage loans and mezzanine loans, may be uncertain in some circumstances, which could affect the application of the REIT qualification requirements. Accordingly, there can be no assurance that the Internal Revenue Service (the “IRS”) will not contend that our interests in subsidiaries or other issuers violate the REIT requirements.

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

Our failure to qualify as a REIT would create issues under a number of our financing and other agreements. In addition, the New York Stock Exchange (the “NYSE”) requires, as a condition to the continued listing of our common and preferred stock, that we maintain our REIT status.  Consequently, if we fail to maintain our REIT status, our common and preferred stock would promptly be delisted from the NYSE, which would decrease the trading activity of such stock. This could make it difficult to sell stock and could cause the market volume of the shares trading to decline.

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

Our failure to qualify as a REIT would potentially give rise to a claim for damages from New Residential.

In connection with the spin-off of New Residential, we represented in the Separation and Distribution Agreement that we have no knowledge of any fact or circumstance that would cause us to fail to qualify as a REIT. We also covenanted in the Separation and Distribution Agreement to use our reasonable best efforts to maintain our REIT status for each of our taxable years ending on or before December 31, 2014 (unless we obtain an opinion from a nationally recognized tax counsel or a private letter ruling from the IRS to the effect that our failure to maintain our REIT status will not cause New Residential to fail to qualify as a REIT under the successor REIT rules). In the event of a breach of this representation or covenant, New Residential may be able to seek damages from us, which could have a significantly negative effect on our liquidity and results of operations.

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

We have received from the IRS a private letter ruling substantially to the effect that our Excess MSRs represent interests in mortgages on real property and thus are qualifying “real estate assets” for purposes of the REIT asset test, which generate income that qualifies as interest on obligations secured by mortgages on real property for purposes of the REIT income test. The ruling is based on, among other things, certain assumptions as well as on the accuracy of certain factual representations and statements that we have made to the IRS. If any of the representations or statements that we have made in connection with the private letter ruling, are, or become, inaccurate or incomplete in any material respect with respect to one or more Excess MSR investments, or if we acquire an Excess MSR investment with terms that are not consistent with the terms of the Excess MSR investments described in the private letter ruling, then we will not be able to rely on the private letter ruling. If we are unable to rely on the private letter ruling with respect to an Excess MSR investment, the IRS could assert that such Excess MSR investments do not qualify under the REIT asset and income tests, and if successful, our ability to continue to make this type of investment and our ability to qualify as a REIT could be adversely affected. Our wholly owned subsidiary New Residential owns all of our investments in Excess MSRs, and we expect to complete a spin-off of New Residential on May 15, 2013. Following the spin-off, we might elect not to acquire additional Excess MSRs in the future (although we are not prohibited from doing so).

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

We may experience issues regarding the characterization of income for tax purposes. For example, we may recognize significant ordinary income, which we would not be able to offset with capital losses, which would, in turn, increase the amount of income we would be required to distribute to stockholders in order to maintain our REIT status. We expect that this disconnect will occur in the case of one or more of our non-recourse financing structures, including off balance sheet structures such as our subprime securitizations and non-consolidated CDOs, where we incur capital losses on the related assets, and ordinary income from the cancellation of the related non-recourse financing if the ultimate proceeds from the assets are insufficient to repay such debt. Through March 31, 2013, no such cancellation of CDO debt had been effected as a result of losses incurred. However, we expect that such cancellation of indebtedness within our CDOs, consolidated or non-consolidated, may occur in the future. In the case of our subprime securitizations, $68.7 million of such cancellations had been effected through March 31, 2013, and we expect such cancellations will continue as losses are realized. This disconnect could also occur, and has occurred, as a result of the repurchase of our outstanding debt at a discount as the gain recorded upon the cancellation of indebtedness is characterized as ordinary income for tax purposes. We have repurchased our debt at a discount in the past, and we intend to attempt to do so in the future. During 2009 and 2010, we repurchased $787.8 million face amount of our outstanding CDO debt and junior subordinated notes at a discount, and recorded $521.1 million of gain. In compliance with tax laws, we had the ability to defer the ordinary income recorded as a result of this cancellation of indebtedness to future years and have deferred or intend to defer all or a portion of such gain for 2009 and 2010. While such deferral may postpone the effect of the disconnect on the ability to offset taxable income and losses, it does not eliminate it. Furthermore, cancellation of indebtedness income recognized on or after January 1, 2011 cannot be deferred and must generally be recognized as ordinary income in the year of such cancellation. During the years ended December 31, 2011 and December 31, 2012, we repurchased $188.9 million and $34.1 million face amount of our outstanding CDO debt and notes payable at a discount and recorded $81.1 million and $23.2 million of gain for tax purposes, respectively, (of which only $66.1 million and $24.1 million gain relating to $171.8 million and $39.3 million face amount of debt repurchased, respectively, was recognized for GAAP purposes). During the three months ended March 31, 2013, we repurchased $10.9 million face amount of our outstanding CDO debt and notes payable at a discount and recorded $1.2 million of gain for tax and GAAP purposes. The elimination of the ability to defer the recognition of cancellation of indebtedness income introduces additional tax implications that may significantly reduce the economic benefit of repurchasing our outstanding CDO debt.

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

As a REIT, we are generally required to distribute at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and not including net capital losses) each year to our stockholders. To qualify for the tax benefits accorded to REITs, we intend to make distributions to our stockholders in amounts such that we distribute all or substantially all of our net taxable income each year, subject to certain adjustments. However, our ability to make distributions may be adversely affected by the risk factors described herein. In the event of a sustained downturn in our operating results and financial performance relative to previous periods or sustained declines in the value of our asset portfolio, we may be unable to declare or pay quarterly distributions or make distributions to our stockholders, and we may elect to comply with our REIT distribution requirements by, after completing various procedural steps, distributing, under certain circumstances, a portion of the required amount in the form of common shares in lieu of cash. The timing and amount of distributions are in the sole discretion of our board of directors, which considers, among other factors, our earnings, financial condition, debt service obligations and applicable debt covenants, REIT qualification requirements and other tax considerations and capital expenditure requirements as our board may deem relevant from time to time.

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

The trading price of our common stock has fluctuated significantly over the last three years.  Moreover, future share price fluctuations could likely be subject to similarly wide price fluctuations in the future in response to various factors, including:

●	the planned sign-off of New Residential;
●	market conditions in the broader stock market in general, or in the REIT or real estate industry in particular;
●	our ability to make investments with attractive risk-adjusted returns;
●	market perception of our current and projected financial condition, potential growth, future earnings and future cash dividends;
●	announcements we make regarding dividends;
●	actual or anticipated fluctuations in our quarterly financial and operating results;
●	market perception or media coverage of our manager or its affiliates;
●	actions by rating agencies;
●	short sales of our common stock;
●	any decision to pursue a distribution or disposition of a meaningful portion of our assets;
●	issuance of new or changed securities analysts’ reports or recommendations;
●	media coverage of us, other REITs or the outlook of the real estate industry;
●	major reductions in trading volumes on the exchanges on which we operate;
●	credit deterioration within our portfolio;
●	legislative or regulatory developments, including changes in the status of our regulatory approvals or licenses; and
●	litigation and governmental investigations.

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

We do not currently have unpaid accrued dividends on our preferred stock. However, to the extent we do, we cannot pay any dividends on our common stock, pay any consideration to repurchase or otherwise acquire shares of our common stock or redeem any shares of any series of our preferred stock without redeeming all of our outstanding preferred stock in accordance with the governing documentation.  Consequently, the failure to pay dividends on our preferred stock restricts the actions that we may take with respect to our common stock and preferred stock. Moreover, if we do not pay dividends on any series of preferred stock for six or more periods, then holders of each affected series obtain the right to call a special meeting and elect two members to our board of directors. We cannot predict whether the holders of our preferred stock would take such action or, if taken, how long the process would take or what impact the two new directors on our board of directors would have on our company (other than increasing our director compensation costs).  However, the election of additional directors would affect the composition of our board of directors and, thus, could affect the management of our business.

We may in the future choose to pay dividends in our own stock, in which case you could be required to pay income taxes in excess of the cash dividends you receive.

We may in the future distribute taxable dividends that are payable in cash and shares of our common stock at the election of each stockholder. We may also determine to distribute a taxable dividend in the stock of a subsidiary in connection with a spin-off or other transaction, and our Board has in fact declared a distribution of stock of our wholly owned subsidiary New Residential, which is expected to be distributed on May 15, 2013. Taxable stockholders receiving such distributions will be required to include the full amount of the distribution as ordinary income to the extent of our current and accumulated earnings and profits for federal income tax purposes. As a result, stockholders may be required to pay income taxes with respect to such dividends in excess of the cash dividends received. If a U.S. stockholder sells the stock that it receives as a dividend in order to pay this tax, the sale proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our common stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our common stock.

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

Sales of our common stock or other securities in the public or private market, or the perception that these sales may occur, could cause the market price of our common stock to decline.  This could also impair our ability to raise additional capital through the sale of our equity securities.  Under our certificate of incorporation, we are currently authorized to issue up to 500,000,000 shares of common stock, of which 253,025,645 shares of common stock were outstanding as of March 31, 2013.  At our annual shareholders meeting on June 6, 2013, we will seek a shareholder vote on an amendment to our charter that would increase our authorized shares of common stock to 1,000,000,000 shares. We cannot predict the size of future issuances of our common stock or other securities or the effect, if any, that future sales and issuances would have on the market price of our common stock.

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

Under Maryland law, “business combinations” between a Maryland corporation and an interested stockholder or an affiliate of an interested stockholder are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include certain mergers, consolidations, share exchanges, or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities or a liquidation or dissolution. An interested stockholder is defined as:

●	any person who beneficially owns 10% or more of the voting power of the corporation’s outstanding shares; or
●
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

After the five-year prohibition, any business combination between the Maryland corporation and an interested stockholder generally must be recommended by the board of directors of the corporation and approved by the affirmative vote of at least:

●	80% of the votes entitled to be cast by holders of outstanding shares of voting stock of the corporation voting together as a single group; and
●
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

Risks Related to the Spin-Off of New Residential

We may not be able to complete the spin-off of New Residential on the terms anticipated or at all.

Our board of directors has determined upon careful review and consideration in accordance with the applicable standard of review under Maryland law that the spin-off of our wholly owned subsidiary New Residential is in our best interests. The spin-off will be effected as a distribution of the shares of common stock of New Residential to the holders of our common stock as of the record date. On April 26, 2013, our Board established the record date for the spin-off as May 6, 2013, and we expect the spin-off to be completed on May 15, 2013. However, there can be no assurance that the spin-off will be completed as anticipated or at all. A failure to complete the spin-off could negatively affect the price of the shares of our common stock.

The spin-off may not have the benefits we anticipate.

The spin-off may not have the full or any strategic and financial benefits that we expect, or such benefits may be delayed or may not materialize at all. The anticipated benefits of the spin-off are based on a number of assumptions, which may prove incorrect. For example, we believe that analysts and investors will regard our and New Residential’s respective investment strategy and asset portfolio more favorably as separate companies than as part of our existing portfolio and strategy and thus place a greater value on each company respective as a stand-alone REIT than as a combined business. In the event that the spin-off does not have these and other expected benefits, because of the diversification of New Residential’s portfolio or for any other reason, the costs associated with the transaction, including an expected increase in management compensation and general and administrative expenses, could have a negative effect on our financial condition and our and New Residential’s ability to make distributions to the stockholders of each company.

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

Our agreements with New Residential may not reflect terms that would have resulted from arm’s-length negotiations among unaffiliated third parties, and we have agreed to indemnify New Residential for certain liabilities.

The terms of the agreements related to New Residential’s separation from us, including a Separation and Distribution Agreement between us and New Residential and a Management Agreement between our manager and New Residential, were not negotiated among unaffiliated third parties. Such terms were proposed by our officers and other employees of our manager and approved by our board of directors. As a result, these terms may be less favorable to us than the terms that would have resulted from arm’s-length negotiations among unaffiliated third parties.

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

In the Separation and Distribution Agreement, we have agreed to indemnify New Residential and its affiliates and representatives against losses arising from: (a) any liability related to our junior subordinated notes due 2035; (b) any other liability that has not been defined as a liability of New Residential; (c) any failure by us and our subsidiaries (other than New Residential and its subsidiaries) (collectively, the “Newcastle Group”) to pay, perform or otherwise promptly discharge any liability listed under (a) and (b) above in accordance with their respective terms, whether prior to, at or after the time of effectiveness of the Separation and Distribution Agreement; (d) any breach by any member of the Newcastle Group of any provision of the Separation and Distribution Agreement and any agreements ancillary thereto (if any), subject to any limitations of liability provisions and other provisions applicable to any such breach set forth therein; and (e) any untrue statement or alleged untrue statement of a material fact or omission or alleged omission to state a material fact required to be stated therein or necessary to make the statements therein not misleading, with respect to all information contained in the information statement or the registration statement of which the information statement is a part that relates solely to any assets owned, directly or indirectly by us, other than New Residential’s initial portfolio of assets. Any indemnification payments that we may be required to make could have a significantly negative effect on our liquidity and results of operations.

The distribution of New Residential common stock will not qualify for tax-free treatment and may be taxable to you as a dividend.

The distribution of New Residential common stock will not qualify for tax-free treatment. The distribution of New Residential common stock, as well as each cash distribution made by us is taxable to taxable shareholders to the extent of our earnings and profits. If the aggregate value of the distributions we make in a given year exceeds our earnings and profits, then such excess is treated as a return of capital to the extent of a shareholder’s basis and then to capital gain. The distribution of New Residential stock will contribute to Newcastle’s earnings and profits to the extent that the value of the shares distributed exceeds Newcastle’s tax basis in the New Residential assets.

In addition, we or other applicable withholding agents may be required or permitted to withhold at the applicable rate on all or a portion of the distribution payable to non-U.S. stockholders, and any such withholding would be satisfied by us or such agent withholding and selling a portion of the New Residential stock otherwise distributable to non-U.S. stockholders. Such non-U.S. stockholders may bear brokerage fees or other costs from this withholding procedure. Your tax basis in our shares held at the time of the distribution will be reduced (but not below zero) to the extent the fair market value of the New Residential shares distributed by us to you in the distribution exceeds your ratable share of our current and accumulated earnings and profits. Your holding period for such our shares will not be affected by the distribution. We will not be able to advise you of the amount of its earnings and profits until after the end of the 2013 calendar year

Although we will be ascribing a value to New Residential’s shares in the distribution for tax purposes, this valuation is not binding on the IRS or any other tax authority. These taxing authorities could ascribe a higher valuation to your shares, particularly if New Residential’s stock trades at prices significantly above the value ascribed to the shares by us in the period following the distribution. Such a higher valuation may cause a larger reduction in the tax basis of your shares of us or may cause you to recognize additional dividend or capital gain income. You should consult your own tax advisor as to the particular tax consequences of the distribution to you.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5. Other Information

None.
111

Item 6. Exhibits

2.1	Separation and Distribution Agreement dated April 25, 2013, between New Residential Investment Corp. and the Registrant.

3.1	Articles of Amendment and Restatement (incorporated by reference to the Registrant’s Registration Statement on Form S-11 (File No. 333-90578), Exhibit 3.1).

3.2	Articles Supplementary Relating to the Series B Preferred Stock (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003, Exhibit 3.3).

3.3	Articles Supplementary Relating to the Series C Preferred Stock (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 3.3, filed on October 25, 2005).

3.4	Articles Supplementary Relating to the Series D Preferred Stock (incorporated by reference to the Registrant’s Report on Form 8-A, Exhibit 3.1, filed on March 14, 2007).

3.5	Amended and Restated By-laws (incorporated by reference to the Registrant’s Registration Statement on Form 8-K, Exhibit 3.1, filed on May 5, 2006).

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

10.1	Amended and Restated Management and Advisory Agreement by and among the Registrant and FIG LLC dated April 25, 2013.

10.2
2012 Newcastle Investment Corp. Nonqualified Stock Option and Incentive Award Plan, adopted as of May 7, 2012 (incorporated by reference to the Registrant’s Report on Form 10-K for the year ended December 31, 2012, Exhibit 10.3).

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

10.11
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

113

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

10.34
Current Excess Servicing Spread Acquisition Agreement for GNMA Mortgage Loans, dated as of December 31, 2012, between Nationstar Mortgage LLC and MSR VIII LLC (incorporated by reference to the Registrant’s Report on Form 10-K for the year ended December 31, 2012, Exhibit 10.35).

10.35
Future Spread Agreement for GNMA Mortgage Loans, dated as of December 31, 2012, between Nationstar Mortgage LLC and MSR VIII LLC (incorporated by reference to the Registrant’s Report on Form 10-K for the year ended December 31, 2012, Exhibit 10.36).

10.36
Current Excess Servicing Spread Acquisition Agreement for FHLMC Mortgage Loans, dated as of January 6, 2013, between Nationstar Mortgage LLC and MSR IX LLC (incorporated by reference to the Registrant’s Report on Form 10-K for the year ended December 31, 2012, Exhibit 10.37).

10.37
Future Spread Agreement for FHLMC Mortgage Loans, dated as of January 6, 2013, between Nationstar Mortgage LLC and MSR IX LLC (incorporated by reference to the Registrant’s Report on Form 10-K for the year ended December 31, 2012, Exhibit 10.38).

10.38
Current Excess Servicing Spread Acquisition Agreement for FNMA Mortgage Loans, dated as of January 6, 2013, between Nationstar Mortgage LLC and MSR X LLC (incorporated by reference to the Registrant’s Report on Form 10-K for the year ended December 31, 2012, Exhibit 10.39).

10.39
Future Spread Agreement for FNMA Mortgage Loans, dated as of January 6, 2013, between Nationstar Mortgage LLC and MSR X LLC (incorporated by reference to the Registrant’s Report on Form 10-K for the year ended December 31, 2012, Exhibit 10.40).

114

10.40
Current Excess Servicing Spread Acquisition Agreement for GNMA Mortgage Loans, dated as of January 6, 2013, between Nationstar Mortgage LLC and MSR XI LLC (incorporated by reference to the Registrant’s Report on Form 10-K for the year ended December 31, 2012, Exhibit 10.41).

10.41
Future Spread Agreement for GNMA Mortgage Loans, dated as of January 6, 2013, between Nationstar Mortgage LLC and MSR XI LLC (incorporated by reference to the Registrant’s Report on Form 10-K for the year ended December 31, 2012, Exhibit 10.42).

10.42
Current Excess Servicing Spread Acquisition Agreement for Non-Agency Mortgage Loans, dated as of January 6, 2013, between Nationstar Mortgage LLC and MSR XII LLC (incorporated by reference to the Registrant’s Report on Form 10-K for the year ended December 31, 2012, Exhibit 10.43).

10.43
Future Spread Agreement for Non-Agency Mortgage Loans, dated as of January 6, 2013, between Nationstar Mortgage LLC and MSR XII LLC (incorporated by reference to the Registrant’s Report on Form 10-K for the year ended December 31, 2012, Exhibit 10.44).

10.44
Current Excess Servicing Spread Acquisition Agreement for Non-Agency Mortgage Loans, dated as of January 6, 2013, between Nationstar Mortgage LLC and MSR XIII LLC (incorporated by reference to the Registrant’s Report on Form 10-K for the year ended December 31, 2012, Exhibit 10.45).

10.45
Future Spread Agreement for Non-Agency Mortgage Loans, dated as of January 6, 2013, between Nationstar Mortgage LLC and MSR XIII LLC (incorporated by reference to the Registrant’s Report on Form 10-K for the year ended December 31, 2012, Exhibit 10.46).

10.46	Purchase Agreement, among the Sellers listed therein, HSBC Finance Corporation and SpringCastle Acquisition LLC, dated March 5, 2013 (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 99.1, filed on March 11, 2013).

10.47	Form of Interim Servicing Agreement, among the Interim Servicers listed therein, HSBC Bank USA, National Association and SpringCastle Acquisition LLC (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 99.2, filed on March 11, 2013).

21.1	Subsidiaries of the Registrant (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, Exhibit 21.1)

31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

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

115

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

116

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

NEWCASTLE INVESTMENT CORP.

By: /s/ Kenneth M. Riis
Kenneth M. Riis
Chief Executive Officer and President

May 3, 2013

By: /s/ Brian Sigman
Brian C. Sigman
Chief Financial Officer and Principal Accounting Officer

May 3, 2013

 117