Form 10-Q
period 2013-06-30
NEWCASTLE INVESTMENT CORP
filed 2013-08-07
CIK 1175483

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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

Common stock, $0.01 par value per share: 293,326,085 shares outstanding as of August 1, 2013.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, the operating performance of our investments, the stability of our earnings, and our financing needs. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “endeavor,” “seek,” “anticipate,” “estimate,” “overestimate,” “underestimate,” “believe,” “could,” “project,” “predict,” “continue” or other similar words or expressions. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Our ability to predict results or the actual outcome of future plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	reductions in cash flows received from our investments;
•	our ability to deploy capital accretively;
•	the risks that default and recovery rates on our real estate securities and loan portfolios deteriorate compared to our underwriting estimates;
•	changes in prepayment rates on the loans underlying certain of our assets;
•	the relationship between yields on assets which are paid off and yields on assets in which such monies can be reinvested;
•	the relative spreads between the yield on the assets we invest in and the cost of financing;
•	changes in economic conditions generally and the real estate and debt securities markets specifically;
•	adverse changes in the financing markets we access affecting our ability to finance our investments, or in a manner that maintains our historic net spreads;
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
•
risks related to investments in senior housing including, but not limited to, the risk that we are dependent on the performance of our operators, the risk that a downturn in the housing market or an overall economic downturn could cause our occupancy rates, revenues and results of operations to decline and the risk that increases in labor costs at our senior housing facilities may have a material adverse effect on us; and

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

SPECIAL NOTE REGARDING EXHIBITS

In reviewing the agreements included as exhibits to this Quarterly Report on Form 10-Q, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

•	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

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

NEWCASTLE INVESTMENT CORP.
FORM 10-Q

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	June 30, 2013	December 31,
	(Unaudited)	2012
Assets
Real estate securities, available-for-sale	$777,102	$1,691,575
Real estate related and other loans, held-for-sale, net	837,427	843,132
Residential mortgage loans, held-for-investment, net	273,332	292,461
Residential mortgage loans, held-for-sale, net	2,266	2,471
Subprime mortgage loans subject to call option	406,217	405,814
Investments in real estate, net of accumulated depreciation	167,878	169,473
Intangibles, net of accumulated amortization	13,349	19,086
Other investments	24,907	24,907
Cash and cash equivalents	271,052	231,898
Restricted cash	7,173	2,064
Derivative assets	43,470	165
Due from affiliates	1,254	—
Receivables and other assets	19,907	17,197
Assets of discontinued operations	—	245,069
Total Assets	$2,845,334	$3,945,312

Liabilities and Stockholders’ Equity
Liabilities
CDO bonds payable	$844,484	$1,091,354
Other bonds and notes payable	163,718	183,390
Repurchase agreements	311,276	929,435
Mortgage notes payable	120,525	120,525
Financing of subprime mortgage loans subject to call option	406,217	405,814
Junior subordinated notes payable	51,240	51,243
Derivative liabilities	20,197	31,576
Dividends Payable	43,951	38,884
Due to affiliates	3,216	3,620
Accrued expenses and other liabilities	16,884	15,931
Liabilites of discontinued operations	—	480
Total Liabilities	$1,981,708	$2,872,252

Commitments and contingencies

Stockholders’ Equity

Preferred stock, $0.01 par value, 100,000,000 shares authorized, 1,347,321 shares of 9.75% Series B Cumulative Redeemable Preferred Stock, 496,000 shares of 8.05% Series C Cumulative Redeemable Preferred Stock, and 620,000 shares of 8.375% Series D Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, issued and outstanding as of June 30, 2013 and December 31, 2012	$61,583	$61,583
Common stock, $0.01 par value, 1,000,000,000 and 500,000,000 shares authorized, 293,326,085 and 172,525,645 shares issued and outstanding, at June 30, 2013 and December 31, 2012, respectively	2,933	1,725
Additional paid-in capital	2,670,444	1,710,083
Accumulated deficit	(1,940,305)	(771,095)
Accumulated other comprehensive income	68,971	70,764
Total Stockholders’ Equity	$863,626	$1,073,060

Total Liabilities and Stockholders’ Equity	$2,845,334	$3,945,312

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

	June 30, 2013	December 31,
	(Unaudited)	2012
Assets of consolidated VIEs that can only be used to settle obligations of consolidated VIEs
Real estate securities, available-for-sale	$427,818	$567,685
Real estate related and other loans, held-for-sale, net	660,065	813,301
Residential mortgage loans, held-for-investment, net	237,348	292,461
Subprime mortgage loans subject to call option	406,217	405,814
Investments in real estate, net of accumulated depreciation	6,686	6,672
Other investments	18,883	18,883
Restricted cash	7,173	2,064
Receivables and other assets	4,911	7,535
Total assets of consolidated VIEs that can only be used to settle obligations of consolidated VIEs	$1,769,101	$2,114,415

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

	June 30, 2013	December 31,
	(Unaudited)	2012

Liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of Newcastle
CDO bonds payable	$844,484	$1,091,354
Other bonds and notes payable	163,718	183,390
Repurchase agreements	—	4,244
Financing of subprime mortgage loans subject to call option	406,217	405,814
Derivative liabilities	20,197	31,576
Accrued expenses and other liabilities	7,093	8,365
Total liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of Newcastle	$1,441,709	$1,724,743

See notes to consolidated financial statements

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(dollars in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Interest income	$62,824	$77,956	$124,156	$150,818
Interest expense	21,998	29,462	44,708	59,627
Net interest income	40,826	48,494	79,448	91,191

Impairment/(Reversal)
Valuation allowance (reversal) on loans	(709)	(3,223)	1,525	(12,254)
Other-than-temporary impairment on securities	3,430	10,859	4,405	16,742
Portion of other-than-temporary impairment on securities recognized in other comprehensive income (loss), net of the reversal of other comprehensive loss into net income (loss)	480	863	44	(3,069)
Total impairment	3,201	8,499	5,974	1,419

Net interest income after impairment/reversal	37,625	39,995	73,474	89,772
Other Revenues
Rental income	11,721	515	23,195	1,024
Care and ancillary income	2,292	—	4,318	—
Total other revenues	14,013	515	27,513	1,024
Other Income (Loss)
Gain (loss) on settlement of investments, net	5,066	(1,177)	5,063	3,646
Gain on extinguishment of debt	—	39	1,206	20,782
Other income (loss), net	3,024	(3,744)	7,591	(774)
Total other income (loss)	8,090	(4,882)	13,860	23,654
Expenses
Loan and security servicing expense	1,021	1,104	2,055	2,202
Property operating expenses	8,409	231	16,772	457
General and administrative expense	9,938	4,841	14,151	7,003
Management fee to affiliate	8,148	5,631	17,713	10,607
Depreciation and amortization	4,070	2	8,149	4
Total expenses	31,586	11,809	58,840	20,273
Income from continuing operations	28,142	23,819	56,007	94,177
Income (loss) from discontinued operations	25,581	6,620	35,729	9,733
Net Income	53,723	30,439	91,736	103,910
Preferred dividends	(1,395)	(1,395)	(2,790)	(2,790)
Income Available for Common Stockholders	$52,328	$29,044	$88,946	$101,120
Income Per Share of Common Stock
Basic	$0.20	$0.21	$0.36	$0.84
Diluted	$0.20	$0.21	$0.35	$0.84
Income from continuing operations per share of common stock, after preferred dividends
Basic	$0.10	$0.17	$0.22	$0.76
Diluted	$0.10	$0.17	$0.21	$0.76
Income (loss) from discontinued operations per share of common stock
Basic	$0.10	$0.04	$0.14	$0.08
Diluted	$0.10	$0.04	$0.14	$0.08
Weighted Average Number of Shares of Common Stock Outstanding
Basic	259,228,343	134,115,335	247,249,101	119,648,172
Diluted	265,396,219	135,172,953	252,807,613	120,421,528
Dividends Declared per Share of Common Stock	$0.17	$0.20	$0.39	$0.40

See notes to consolidated financial statements

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(dollars in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$53,723	$30,439	$91,736	$103,910
Other comprehensive income (loss):
Net unrealized gain (loss) on securities	9,823	(10,128)	39,277	66,289
Reclassification of net realized (gain) loss on securities into earnings	(707)	12,900	(168)	8,413
Net unrealized gain on derivatives designated as cash flow hedges	1,771	4,058	3,612	12,232
Reclassification of net realized (gain) loss on derivatives designated as cash flow hedges into earnings	(1)	5,836	(1)	5,625
Other comprehensive income	10,886	12,666	42,720	92,559
Total comprehensive income	$64,609	$43,105	$134,456	$196,469

See notes to consolidated financial statements

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)
FOR THE SIX MONTHS ENDED JUNE 30, 2013
(dollars in thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accum. Other Comp. Income	Total Stock- holders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss)	Equity
Stockholders’ equity - December 31, 2012	2,463,321	$61,583	172,525,645	$1,725	$1,710,083	$(771,095)	$70,764	$1,073,060

Dividends declared	—	—	—	—	—	(101,476)	—	(101,476)

Issuance of common stock	—	—	120,800,440	1,208	960,361	—	—	961,569

Spin-off of New Residential	—	—	—	—	—	(1,159,470)	(44,513)	(1,203,983)

Net income	—	—	—	—	—	91,736	—	91,736

Other comprehensive income	—	—	—	—	—	—	42,720	42,720

Stockholders’ equity - June 30, 2013	2,463,321	$61,583	293,326,085	$2,933	$2,670,444	$(1,940,305)	$68,971	$863,626

See notes to consolidated financial statements

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(dollars in thousands, except share data)

	Six Months Ended June 30,
	2013	2012
Cash Flows From Operating Activities
Net income	$91,736	$103,910
Adjustments to reconcile net income to net cash provided by (used in) operating activities (inclusive of amounts related to discontinued operations):
Depreciation and amortization	8,149	174
Accretion of discount and other amortization	(22,426)	(25,860)
Interest income in CDOs redirected for reinvestment or CDO bond paydown	(817)	(2,445)
Interest income on investments accrued to principal balance	(12,673)	(10,914)
Interest expense on debt accrued to principal balance	219	218
Non-cash directors' compensation	275	220
Valuation allowance (reversal) on loans	1,525	(12,254)
Other-than-temporary impairment on securities	4,449	13,673
Change in fair value of investments in excess mortgage servicing rights	(3,894)	(4,739)
Change in investments in equity method investees	(19,170)	—
Distributions of earnings from equity method investees	1,069	—
(Gain)/loss on settlement of investments (net)	(5,063)	(3,646)
Unrealized (gain)/loss on non-hedge derivatives and hedge ineffectiveness	(5,409)	2,476
Gain on extinguishment of debt	(1,206)	(20,782)
Change in:
Restricted cash	3,036	364
Receivables and other assets	580	(4,371)
Due to affiliates	(404)	334
Accrued expenses and other liabilities	771	2,977
Payment of deferred interest	(648)	—
Deferred interest received	5,125	—
Net cash provided by (used in) operating activities	45,224	39,335
Cash Flows From Investing Activities
Principal repayments from repurchased CDO debt	75,903	12,567
Principal repayments from CDO securities	1,781	527
Principal repayments from non-Agency RMBS	25,178	4,173
Return of investments in excess mortgage servicing rights	15,803	4,820
Principal repayments from loans and non-CDO securities (excluding non-Agency RMBS)	146,401	38,115
Purchase of real estate securities	(1,034,234)	(227,670)
Purchase of securites accounted for as linked transactions	(103,140)	—
Purchase of real estate related and other loans	(174,234)	—
Proceeds from sale of investments	37,905	—
Acquisition of investments in excess mortgage servicing rights	—	(190,510)
Additions to investments in real estate	(834)	—
Contributions to equity method investees	(386,502)	—
Distributions of capital from equity method investees	12,134	—
Deposits paid on investments	(5,520)	(16,801)
Net cash provided by (used in) investing activities	(1,389,359)	(374,779)

Continued on next page

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(dollars in thousands, except share data)

	Six Months Ended June 30,
	2013	2012
Cash Flows From Financing Activities
Repurchases of CDO bonds payable	(9,722)	(9,177)
Repayments of other bonds and notes payable	(20,157)	(21,684)
Borrowings under repurchase agreements	2,004,020	102,194
Borrowings under repurchase agreements accounted for as linked transactions	59,968	—
Repayments of repurchase agreements	(1,301,819)	(18,424)
Margin deposits under repurchase agreements	(152,725)	(17,457)
Return of margin deposits under repurchase agreements	120,225	17,457
Issuance of common stock	962,827	268,050
Costs related to issuance of common stock	(1,302)	(621)
Contribution of cash to New Residential upon spin-off	(181,582)	—
Common stock dividends paid	(93,619)	(36,813)
Preferred stock dividends paid	(2,790)	(2,790)
Payment of deferred financing costs	(35)	—
Net cash provided by (used in) financing activities	1,383,289	280,735
Net Increase (Decrease) in Cash and Cash Equivalents	39,154	(54,709)
Cash and Cash Equivalents of Continuing Operations, Beginning of Period	231,898	157,347
Cash and Cash Equivalents of Discontinued Operations, Beginning of Period	—	9
Cash and Cash Equivalents, End of Period	$271,052	$102,647
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest expense	$25,592	$40,390
Supplemental Schedule of Non-Cash Investing and Financing Activities
Preferred stock dividends declared but not paid	$930	$930
Common stock dividends declared but not paid	$43,021	$29,436
Securities purchased not yet settled	$—	$68,296
Purchase price payable on investments in excess mortgage servicing rights	$—	$31,382
Deposit on senior living assets due to affiliates	$—	$5,930
Reduction of Assets and Liabilities relating to the spin-off of New Residential
Real estate securities, available for sale	$1,647,289	$—
Residential mortgage loans, held-for-investment, net	$35,865	$—
Investments in excess mortgage servicing rights at fair value	$229,936	$—
Investments in equity method investees	$392,469	$—
Receivables and other assets	$37,844	$—
Repurchase agreements	$1,320,360	$—
Accrued expenses and other liabilities	$642	$—

See notes to consolidated financial statements

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2013
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

On April 26, 2013, Newcastle announced that its board of directors had formally declared the distribution of shares of common stock of New Residential Investment Corp. (“New Residential,” NYSE: NRZ), a then wholly owned subsidiary of Newcastle. Following the spin-off, New Residential is an independent, publicly traded REIT primarily focused on investing in residential mortgage related assets. The spin-off transaction was effected as a taxable pro rata distribution by Newcastle of all the outstanding shares of common stock of New Residential to the stockholders of record of Newcastle at the close of business on May 6, 2013. The stockholders of Newcastle as of the record date received one share of New Residential common stock for each share of Newcastle common stock held.

In connection with the spin-off, Newcastle contributed to New Residential all of its investments in excess mortgage servicing rights (“Excess MSRs”) as of May 15, 2013, the non-Agency RMBS Newcastle had acquired since the second quarter of 2012, certain Agency ARM RMBS, the residential mortgage loans Newcastle had acquired since the beginning of 2013, its interest in a portfolio of consumer loans and a cash and cash equivalents balance of $181.6 million.

Newcastle now conducts its business through the following segments: (i) investments in senior living assets financed with non-recourse debt (“non-recourse senior living”), (ii) investments financed with non-recourse collateralized debt obligations (“non-recourse CDOs”), (iii) unlevered investments in deconsolidated Newcastle CDO debt (“unlevered CDOs”), (iv) investments financed with other non-recourse debt (“non-recourse other”), (v) investments and debt repurchases financed with recourse debt (“recourse”), (vi) other unlevered investments (“unlevered other”) and (vii) corporate. With respect to the non-recourse CDOs and non-recourse other segments, subject to the passing of certain periodic coverage tests, Newcastle is generally entitled to receive the net cash flows from these structures on a periodic basis.

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

Newcastle is party to management agreements (the “Senior Living Management Agreements”) with subsidiaries (the “Senior Living Managers”) of Fortress, under which the Senior Living Managers manage the day-to-day operations of certain of the senior living assets, subject to the supervision of Newcastle’s officers and board of directors. For their services, the Senior Living Managers are entitled to an annual management fee as defined in, and in accordance with the terms of, the Senior Living Management Agreements.

Approximately 6.1 million shares of Newcastle’s common stock were held by Fortress, through its affiliates, and its principals at June 30, 2013. In addition, Fortress, through its affiliates, held options to purchase approximately 21.8 million shares of Newcastle’s common stock at June 30, 2013.

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

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2013
(dollars in tables in thousands, except share data)

Recent Accounting Pronouncements

In February 2013, the FASB issued new guidance regarding the reporting of reclassifications out of accumulated other comprehensive income. The new guidance does not change current requirements for reporting net income or other comprehensive income in financial statements. However, it requires companies to present the effects on the line items of net income of significant amounts reclassified out of accumulated OCI if the item reclassified is required to be reclassified to net income in its entirety during the same reporting period. Presentation should occur either on the face of the income statement where net income is presented, or in the notes to the financial statements. Newcastle has adopted this accounting standard and presents this information in Note 13 to the financial statements.

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

2. SPIN-OFF OF NEW RESIDENTIAL

As previously discussed in Note 1, on May 15, 2013, Newcastle completed the spin-off of New Residential from Newcastle.

On April 1, 2013, Newcastle completed a co-investment in a portfolio of consumer loans with a UPB of approximately $4.2 billion as of December 31, 2012. The portfolio included over 400,000 personal unsecured loans and personal homeowner loans originated through subsidiaries of HSBC Finance Corporation. The investment was completed through newly formed limited liability companies (collectively, the “Consumer Loan Companies”), which acquired the portfolio from HSBC Finance Corporation and its affiliates. Newcastle invested approximately $250 million for 30% membership interests in each of the Consumer Loan Companies. Of the remaining 70% of the membership interests, Springleaf Finance Inc. (“Springleaf”), which is majority-owned by Fortress funds managed by the Manager, acquired 47%, and an affiliate of Blackstone Tactical Opportunities Advisors L.L.C., acquired 23%. Springleaf acts as the managing member of the Consumer Loan Companies. The Consumer Loan Companies financed $2.2 billion of the approximately $3.0 billion purchase price with asset-backed notes.

The investment in the portfolio of consumer loans was made in contemplation of, and was included in the May 15, 2013 spin-off. Newcastle has no continuing involvement in the consumer loans business post spin-off. Accordingly, the operating results are presented in discontinued operations.

The following table presents the carrying value of the assets and liabilities of New Residential, immediately preceding the May 15, 2013 spin-off.

Assets
Real estate securities, available-for-sale	$1,647,289
Residential mortgage loans, held-for-investment, net	35,865
Investments in excess mortgage servicing rights at fair value	229,936
Investments in equity method investees	392,469
Cash and cash equivalents	181,582
Receivables and other assets	37,844
Total Assets	$2,524,985

Liabilities
Repurchase agreements	$1,320,360
Accrued expenses and other liabilities	642
Total Liabilities	$1,321,002

Net Assets	$1,203,983

For pro-forma information relating to the May 15, 2013 spin-off, see Note 16.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2013
(dollars in tables in thousands, except share data)

As a result of the May 15, 2013 spin-off, for all periods presented, the assets, liabilities and results of operations of those components of Newcastle’s operations that (i) were part of the spin-off, and (ii) represent operations in which Newcastle has no significant continuing involvement, are presented separately in discontinued operations in Newcastle’s consolidated financial statements. These components are primarily related to Excess MSRs and consumer loans.

Assets and liabilities of discontinued operations as of December 31, 2012 were as follows:

Assets
Investments in excess mortgage servicing rights at fair value	$245,036
Receivables and other assets	33
Total assets of discontinued operations	$245,069

Liabilities
Purchase price payable on investments in excess mortgage servicing rights	$59
Accrued expenses and other liabilities	421
Total liabilities of discontinued operations	$480

Results from discontinued operations were as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2013	2012	2013	2012

Interest Income	$5,060	$4,482	$15,095	$6,519
Net interest income	5,060	4,482	15,095	6,519

Other income (loss)	(2)	2	(2)	1
Change in fair value of investments in excess mortgage servicing rights	2,036	3,523	3,894	4,739
Change in fair value of investments in equity method investees	(84)	—	885	—
Earnings from investments in equity method investees	18,286	—	18,286	—
Total other income	20,236	3,525	23,063	4,740

Property operating costs	5	6	12	13
General and administrative expenses	(290)	1,381	2,417	1,513
Total expenses	(285)	1,387	2,429	1,526

Income from discontinued operations	$25,581	$6,620	$35,729	$9,733

The spin-off also resulted in a $1.2 billion reduction in the basis upon which Newcastle’s management fees are computed (and an equivalent reduction in the basis upon which the incentive compensation threshold is computed), as well as a reduction in the strike price of Newcastle’s then outstanding options (see Note 10).

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2013
(dollars in tables in thousands, except share data)

3. SEGMENT REPORTING AND VARIABLE INTEREST ENTITIES

As previously stated in Note 1, Newcastle conducts its business through the following segments: (i) investments in senior living assets financed with non-recourse debt (“non-recourse senior living”), (ii) investments financed with non-recourse collateralized debt obligations (“non-recourse CDOs”), (iii) unlevered investments in deconsolidated Newcastle CDO debt (“unlevered CDOs”), (iv) investments financed with other non-recourse debt (“non-recourse other”), (v) investments and debt repurchases financed with recourse debt (“recourse”), (vi) other unlevered investments (“unlevered other”), (vii) corporate and (viii) prior to the spin-off, investments in excess mortgage servicing rights and consumer loans (“Excess MSRs and consumer loans”). With respect to the non-recourse CDOs and non-recourse other segments, subject to the passing of certain periodic coverage tests, Newcastle is generally entitled to receive the net cash flows from these structures on a periodic basis.

The corporate segment consists primarily of interest income on short-term investments, general and administrative expenses, interest expense on the junior subordinated notes payable and management fees pursuant to the Management Agreement.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2013
(dollars in tables in thousands, except share data)

Summary financial data on Newcastle’s segments is given below, together with reconciliation to the same data for Newcastle as a whole:

	Non-Recourse Senior	Non-Recourse	Unlevered	Non-Recourse		Unlevered		Excess MSRs and Consumer	Inter-segment
	Living	CDOs (A)	CDOs (B)	Other (A) (C)	Recourse (D)	Other (E)	Corporate	Loans	Elimination (F)	Total
Six Months Ended June 30, 2013
Interest income	$—	$68,227	$326	$32,774	$13,565	$11,093	$102	$—	$(1,931)	$124,156
Interest expense	2,478	13,950	—	24,858	3,447	—	1,906	—	(1,931)	44,708
Net interest income (expense)	(2,478)	54,277	326	7,916	10,118	11,093	(1,804)	—	—	79,448

Impairment (reversal)	—	11,986	—	(573)	3,028	(9,177)	—	—	—	5,974
Other revenues	26,510	—	—	1,003	—	—	—	—	—	27,513
Other income (loss)	120	11,675	145	—	25	1,895	—	—	—	13,860
Property operating expenses	16,285	—	—	487	—	—	—	—	—	16,772
Depreciation and amortization	8,039	—	—	110	—	—	—	—	—	8,149
Other operating expenses	5,074	384	—	1,410	47	238	26,766	—	—	33,919
Income (loss) from continuing operations	(5,246)	53,582	471	7,485	6,358	21,927	(28,570)	—	—	56,007
Income (loss) from discontinued operations	—	—	—	—	—	(29)	—	35,758	—	35,729
Net income (loss)	(5,246)	53,582	471	7,485	6,358	21,898	(28,570)	35,758	—	91,736
Preferred dividends	—	—	—	—	—	—	(2,790)	—	—	(2,790)
Income (loss) applicable to common stockholders	$(5,246)	$53,582	$471	$7,485	$6,358	$21,898	$(31,360)	$35,758	$—	$88,946

Three Months Ended June 30, 2013
Interest income	$—	$36,638	$87	$16,467	$6,280	$4,387	$30	$—	$(1,065)	$62,824
Interest expense	1,246	6,819	—	12,475	1,569	—	954	—	(1,065)	21,998
Net interest income (expense)	(1,246)	29,819	87	3,992	4,711	4,387	(924)	—	—	40,826

Impairment (reversal)	—	8,803	—	(1,421)	3,738	(7,919)	—	—	—	3,201
Other revenues	13,513	—	—	500	—	—	—	—	—	14,013
Other income (loss)	112	7,178	71	—	25	704	—	—	—	8,090
Property operating expenses	8,169	—	—	240	—	—	—	—	—	8,409
Depreciation and amortization	4,017	—	—	53	—	—	—	—	—	4,070
Other operating expenses	2,686	190	—	691	5	143	15,392	—	—	19,107
Income (loss) from continuing operations	(2,493)	28,004	158	4,929	993	12,867	(16,316)	—	—	28,142
Income (loss) from discontinued operations	—	—	—	—	—	(13)	—	25,594	—	25,581
Net income (loss)	(2,493)	28,004	158	4,929	993	12,854	(16,316)	25,594	—	53,723
Preferred dividends	—	—	—	—	—	—	(1,395)	—	—	$(1,395)
Income (loss) applicable to common stockholders	$(2,493)	$28,004	$158	$4,929	$993	$12,854	$(17,711)	$25,594	$—	$52,328

June 30, 2013
Investments	$174,541	$1,118,367	$5,440	$699,660	$335,815	$229,665	$—	$—	$(61,010)	$2,502,478
Cash and restricted cash	11,302	7,173	—	—	—	—	259,750	—	—	278,225
Derivative assets	298	—	—	—	43,172	—	—	—	—	43,470
Other assets	9,020	4,794	5	117	2,408	2,375	2,596	—	(154)	21,161
Total assets	195,161	1,130,334	5,445	699,777	381,395	232,040	262,346	—	(61,164)	2,845,334
Debt	(120,525)	(844,484)	—	(630,945)	(311,276)	—	(51,240)	—	61,010	(1,897,460)
Derivative liabilities	—	(20,197)	—	—	—	—	—	—	—	(20,197)
Other liabilities	(5,983)	(5,715)	—	(1,378)	(34)	(776)	(50,319)	—	154	(64,051)
Total liabilities	(126,508)	(870,396)	—	(632,323)	(311,310)	(776)	(101,559)	—	61,164	(1,981,708)
Preferred stock	—	—	—	—	—	—	(61,583)	—	—	(61,583)
GAAP book value	$68,653	$259,938	$5,445	$67,454	$70,085	$231,264	$99,204	$—	$—	$802,043

Additions to investments in real estate	$705	$—	$—	$129	$—	$—	$—	$—	$—	$834

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2013
(dollars in tables in thousands, except share data)

	Non-Recourse Senior	Non-Recourse	Unlevered	Non-Recourse		Unlevered		Excess MSRs and Consumer	Inter-segment
	Living	CDOs (A)	CDOs (B)	Other (A)	Recourse	Other	Corporate	Loans	Elimination (F)	Total

Six Months Ended June 30, 2012
Interest income	$—	$110,440	$230	$36,463	$1,768	$4,851	$103	$—	$(3,037)	$150,818
Interest expense	—	34,640	—	25,334	561	—	1,903	—	(2,811)	59,627
Net interest income (expense)	—	75,800	230	11,129	1,207	4,851	(1,800)	—	(226)	91,191
Impairment (reversal)	—	(789)	—	2,703	—	(495)	—	—	—	1,419
Other revenues	—	—	—	1,024	—	—	—	—	—	1,024
Other income (loss)	—	24,533	176	—	—	(1,055)	—	—	—	23,654
Property operating expenses	—	—	—	457	—	—	—	—	—	457
Depreciation and amortization	—	—	—	4	—	—	—	—	—	4
Other operating expenses	—	483	1	1,926	—	25	17,603	—	(226)	19,812
Income (loss) from continuing operations	—	100,639	405	7,063	1,207	4,266	(19,403)	—	—	94,177
Income (loss) from discontinued operations	—	—	—	—	—	(31)	—	9,764	—	9,733
Net income (loss)	—	100,639	405	7,063	1,207	4,235	(19,403)	9,764	—	103,910
Preferred dividends	—	—	—	—	—	—	(2,790)	—	—	(2,790)
Income (loss) applicable to common stockholders	$—	$100,639	$405	$7,063	$1,207	$4,235	$(22,193)	$9,764	—	$101,120

Three Months Ended June 30, 2012
Interest income	—	56,038	$115	18,037	$954	$4,328	$52	$—	(1,568)	$77,956
Interest expense	—	17,004	—	12,671	293	—	949	—	(1,455)	29,462
Net interest income (expense)	—	39,034	115	5,366	661	4,328	(897)	—	(113)	48,494
Impairment (reversal)	—	7,742	—	1,055	—	(298)	—	—	—	8,499
Other revenues	—	—	—	515	—		—	—	—	515
Other income (loss)	—	(5,380)	84	—	—	414	—	—	—	(4,882)
Property operating expenses	—	—	—	231	—		—	—	—	231
Depreciation and amortization	—	—	—	2	—		—	—	—	2
Other operating expenses	—	242	—	970	—	12	10,465	—	(113)	11,576
Income (loss) from continuing operations	—	25,670	199	3,623	661	5,028	(11,362)	—	—	23,819
Income (loss) from discontinued operations	—	—	—	—	—	(14)	—	6,634	—	6,620
Net income (loss)	—	25,670	199	3,623	661	5,014	(11,362)	6,634	—	30,439
Preferred dividends	—	—	—	—	—	—	(1,395)	—	—	(1,395)
Income (loss) applicable to common stockholders	$—	$25,670	$199	$3,623	$661	$5,014	$(12,757)	$6,634	$—	$29,044

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2013
(dollars in tables in thousands, except share data)

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

(B)	Represents unlevered investments in CDO securities issued by Newcastle. This CDO has been deconsolidated as Newcastle does not have the power to direct the relevant activities of the CDO.

(C)	The following table summarizes the investments and debt in the other non-recourse segment:

	June 30, 2013
	Investments		Debt
	Outstanding	Carrying	Outstanding	Carrying
	Face Amount	Value	Face Amount*	Value*
Manufactured housing loan portfolio I	$110,589	$94,909	$82,177	$73,989
Manufactured housing loan portfolio II	140,828	138,895	106,124	105,619
Subprime mortgage loans subject to call option	406,217	406,217	406,217	406,217
Real estate securities	61,217	52,953	42,989	39,120
Other commercial real estate	N/A	6,686	6,000	6,000
	$718,851	$699,660	$643,507	$630,945

*
An aggregate face amount of $69.5 million (carrying value of $61.0 million) of debt represents financing provided by the CDO segment (and included as investments in the CDO segment), which is eliminated upon consolidation.

(D)	The $311.3 million of recourse debt represents repurchase agreements secured by $335.8 million carrying value of FNMA/FHLMC securities.

(E)	The following table summarizes the investments in the unlevered other segment:

	June 30, 2013
	Outstanding	Carrying	Number of
	Face Amount	Value	Investments
Real estate securities	$137,805	$8,029	21
Real estate related and other loans	459,850	177,362	2
Residential mortgage loans	51,456	38,250	303
Other investments	N/A	6,024	1
	$649,111	$229,665	327

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

Newcastle’s subprime securitizations are also considered VIEs, but Newcastle does not control their activities and no longer receives a significant portion of their returns and therefore does not consolidate them.

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

As of June 30, 2013, Newcastle has not consolidated these potential VIEs. This determination is based, in part, on the assessment that Newcastle does not have the power to direct the activities that most significantly impact the economic

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2013
(dollars in tables in thousands, except share data)

performance of these entities, such as if Newcastle owned a majority of the currently controlling class. In addition, Newcastle is not obligated to provide, and has not provided, any financial support to these entities.

Newcastle had variable interests in the following unconsolidated VIE at June 30, 2013, in addition to the subprime securitizations which are described in Note 5:

Entity	Gross Assets (A)	Debt (A) (B)	Carrying Value of Newcastle's Investment (C)
Newcastle CDO V	$ 223,280	$ 239,362	$ 5,440

CDO VIII Repack (D)	$ 292,015	$ 292,015	$ 103,140

(A)	Face amount.
(B)
Newcastle CDO V includes $42.6 million face amount of debt owned by Newcastle with a carrying value of $5.4 million at June 30, 2013. CDO VIII Repack includes $116.8 million face amount of debt owned by Newcastle with a carrying value of $103.1 million at June 30, 2013.

(C)	This amount represents Newcastle’s maximum exposure to loss from this entity.
(D)	See Notes 8 and 9 for information about the securitization that is collateralized by certain Newcastle CDO VIII Class I notes.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2013
(dollars in tables in thousands, except share data)

4.	REAL ESTATE SECURITIES

The following is a summary of Newcastle’s real estate securities at June 30, 2013, all of which are classified as available-for-sale and are, therefore, reported at fair value with changes in fair value recorded in other comprehensive income, except for securities that are other-than-temporarily impaired.

		Amortized Cost Basis			Gross Unrealized				Weighted Average
	Outstanding Face	Before	Other-Than- Temporary	After			Carrying Value	Number of	Rating			Maturity	Principal Subordination
Asset Type	Amount	Impairment	Impairment	Impairment	Gains	Losses	(A)	Securities	(B)	Coupon	Yield	(Years) (C)	(D)
CMBS-Conduit	$255,555	$226,609	$(82,947)	$143,662	$53,142	$(3,342)	$193,462	35	B+	5.52%	13.90%	3.9	9.2%
CMBS- Single Borrower	92,008	90,959	(12,364)	78,595	4,297	—	82,892	15	BB	5.68%	7.16%	3.1	6.3%
CMBS-Large Loan	5,114	5,024	—	5,024	90	—	5,114	1	BBB-	6.07%	12.20%	0.4	5.7%
REIT Debt	29,200	28,549	—	28,549	2,510	—	31,059	5	BB+	5.89%	6.85%	2.1	N/A
Non-Agency RMBS (E)	107,869	105,091	(62,860)	42,231	16,892	(1)	59,122	34	CCC	1.09%	12.76%	4.8	24.8%
ABS-Franchise	8,464	7,647	(7,647)	—	199	—	199	1	C	6.69%	0.00%	4.4	0.0%
FNMA/FHLMC (H)	311,659	335,164	—	335,164	1,821	(1,171)	335,814	39	AAA	2.82%	1.28%	3.7	N/A
CDO (F)	201,336	81,354	(14,861)	66,493	2,947	—	69,440	13	CCC+	2.89%	8.01%	1.3	21.3%
Total / Average (G)	$1,011,205	$880,397	$(180,679)	$699,718	$81,898	$(4,514)	$777,102	143	BB+	3.73%	6.22%	3.3

(A)	See Note 9 regarding the estimation of fair value, which is equal to carrying value for all securities.
(B)
Represents the weighted average of the ratings of all securities in each asset type, expressed as an S&P equivalent rating. For each security rated by multiple rating agencies, the lowest rating is used. Newcastle used an implied AAA rating for the FNMA/FHLMC securities. Ratings provided were determined by third party rating agencies, represent the most recent credit ratings available as of the reporting date and may not be current.

(C)	The weighted average maturity is based on the timing of expected principal reduction on the assets.
(D)	Percentage of the outstanding face amount of securities and residual interests that is subordinate to Newcastle’s investments.
(E)	Includes the retained bond with a face amount of $4.0 million and a carrying value of $2.2 million from Securitization Trust 2006 (Note 5).
(F)
Includes two CDO bonds issued by a third party with a carrying value of $60.0 million, four CDO bonds issued by CDO V (which has been deconsolidated) and held as investments by Newcastle with a carrying value of $5.4 million and seven CDO bonds issued by C-BASS with a carrying value of $4.0 million.

(G)	The total outstanding face amount was $0.4 billion for fixed rate securities and $0.6 billion for floating rate securities.
(H)	Amortized cost basis and carrying value include principal receivable of $6.5 million.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2013
(dollars in tables in thousands, except share data)

On June 27, 2013 Newcastle sold FNMA/FHLMC securities with an aggregate face amount of approximately $22.8 million to New Residential for approximately $1.2 million, net of related financing. New Residential purchased the securities on the same terms as they were purchased by Newcastle.

Unrealized losses that are considered other-than-temporary are recognized currently in earnings. During the six months ended June 30, 2013, Newcastle recorded other-than-temporary impairment charges (“OTTI”) of $4.4 million with respect to real estate securities, of which $3.8 million was recorded on certain real estate securities included in the spin-off of New Residential as Newcastle determined it did not have the intent to hold the securities past May 15, 2013. For the other $0.6 million, based on management’s analysis of the securities, the performance of the underlying loans and changes in market factors, Newcastle noted adverse changes in the expected cash flows on certain of these securities and concluded that they were other-than-temporarily impaired. Any remaining unrealized losses on Newcastle’s securities were primarily the result of changes in market factors, rather than issue-specific credit impairment. Newcastle performed analyses in relation to such securities, using management’s best estimate of their cash flows, which support its belief that the carrying values of such securities were fully recoverable over their expected holding period. The following table summarizes Newcastle’s securities in an unrealized loss position as of June 30, 2013.

		Amortized Cost Basis			Gross Unrealized				Weighted Average
Securities in	Outstanding		Other-than-					Number
an Unrealized	Face	Before	Temporary	After			Carrying	of				Maturity
Loss Position	Amount	Impairment	Impairment	Impairment	Gains	Losses	Value	Securities	Rating	Coupon	Yield	(Years)
Less Than Twelve Months	$178,771	$188,976	$(1)	$188,975	$—	$(1,214)	$187,761	16	AAA	3.00%	1.30%	3.2
Twelve or More Months	12,000	11,785	—	11,785	—	(3,300)	8,485	2	B-	5.37%	5.72%	3.3
Total	$190,771	$200,761	$(1)	$200,760	$—	$(4,514)	$196,246	18	AA+	3.15%	1.56%	3.2

Newcastle performed an assessment of all of its debt securities that are in an unrealized loss position (unrealized loss position exists when a security’s amortized cost basis, excluding the effect of OTTI, exceeds its fair value) and determined the following:

	June 30, 2013
		Amortized
		Cost Basis	Unrealized Losses
	Fair Value	After Impairment	Credit (B)	Non-Credit (C)
Securities Newcastle intends to sell	$—	$—	$—	N/A
Securities Newcastle is more likely than not to be required to sell (A)	—	—	—	N/A
Securities Newcastle has no intent to sell and is not more likely than not to be required to sell:
Credit impaired securities	23	24	(1)	(1)
Non credit impaired securities	196,223	200,736	—	(4,513)
Total debt securities in an unrealized loss position	$196,246	$200,760	$(1)	$(4,514)

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

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2013
(dollars in tables in thousands, except share data)

The following table summarizes the activity related to credit losses on debt securities for the six months ended June 30, 2013:

Beginning balance of credit losses on debt securities for which a portion of an OTTI was recognized in other comprehensive income	$(4,770)
Additions for credit losses on securities for which an OTTI was not previously recognized	(3,757)
Increases to credit losses on securities for which an OTTI was previously recognized and a portion of an OTTI was recognized in other comprehensive income	(89)
Additions for credit losses on securities for which an OTTI was previously recognized without any portion of OTTI recognized in other comprehensive income	—
Reduction for credit losses on securities for which no OTTI was recognized in other comprehensive income at the current measurement date	120
Reduction for securities sold during the period	4,739
Reduction for securities transferred to New Residential	3,756
Reduction for securities deconsolidated during the period	—
Reduction for increases in cash flows expected to be collected that are recognized over the remaining life of the security	—
Ending balance of credit losses on debt securities for which a portion of an OTTI was recognized in other comprehensive income	$(1)

The table below summarizes the geographic distribution of the collateral securing Newcastle’s CMBS and ABS at June 30, 2013:

	CMBS		ABS
Geographic Location	Outstanding Face Amount	Percentage	Outstanding Face Amount	Percentage
Western U.S.	$76,197	21.6%	$35,327	30.4%
Northeastern U.S.	66,704	18.9%	24,374	21.0%
Southeastern U.S.	69,233	19.6%	23,275	20.0%
Midwestern U.S.	56,056	15.9%	15,543	13.3%
Southwestern U.S.	66,881	19.0%	11,598	10.0%
Other	12,716	3.6%	6,216	5.3%
Foreign	4,890	1.4%	—	0.0%
	$352,677	100.0%	$116,333	100.0%

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

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2013
(dollars in tables in thousands, except share data)

5.	REAL ESTATE RELATED AND OTHER LOANS, RESIDENTIAL MORTGAGE LOANS AND SUBPRIME MORTGAGE LOANS

The following is a summary of real estate related and other loans, residential mortgage loans and subprime mortgage loans at June 30, 2013. The loans contain various terms, including fixed and floating rates, self-amortizing and interest only. They are generally subject to prepayment.

	Outstanding			Weighted	Weighted	Weighted Average	Floating Rate Loans as a %	Delinquent
	Face	Carrying	Loan	Average	Average	Maturity	of Face	Face
Loan Type	Amount	Value (A)	Count	Yield	Coupon	(Years) (B)	Amount	Amount (C)
Mezzanine Loans	$430,584	$350,127	15	9.07%	8.74%	1.0	75.7%	$12,000
Corporate Bank Loans	783,448	363,337	7	14.03%	5.72%	1.5	72.3%	—
B-Notes	110,944	94,040	4	10.65%	5.30%	1.1	79.3%	—
Whole Loans	29,923	29,923	2	4.81%	3.78%	0.7	97.3%	—
Total Real Estate Related and other Loans Held-for-Sale, Net	$1,354,899	$837,427	28	11.25%	6.60%	1.3	74.5%	$12,000

Non-Securitized Manufactured Housing Loan Portfolio I	$565	$146	15	68.47%	7.77%	0.9	0.0%	$56
Non-Securitized Manufactured Housing Loan Portfolio II	2,780	2,120	105	15.46%	10.04%	5.3	9.5%	35
Total Residential Mortgage Loans Held-for-Sale, Net (D)	$3,345	$2,266	120	18.89%	9.66%	4.5	7.9%	$91

Securitized Manufactured Housing Loan Portfolio I (D)(E)	$110,589	$94,909	2,984	9.45%	8.62%	6.3	0.7%	$1,059
Securitized Manufactured Housing Loan Portfolio II (D)(E)	140,828	138,895	5,027	7.70%	9.64%	5.5	16.5%	2,285
Residential Loans (D)(E)	51,886	39,528	185	7.66%	2.43%	5.9	100.0%	7,455
Total Residential Mortgage Loans Held-for-Investment, Net	$303,303	$273,332	8,196	8.30%	8.04%	5.8	25.0%	$10,799

Subprime Mortgage Loans Subject to Call Option	$406,217	$406,217

(A)	Carrying value includes interest receivable of $0.1 million for the residential housing loans and principal and interest receivable of $4.8 million for the manufactured housing loans.
(B)	The weighted average maturity is based on the timing of expected principal reduction on the assets.
(C)
Includes loans that are 60 or more days past due (including loans that are in foreclosure, or borrower’s in bankruptcy) or considered real estate owned (“REO”). As of June 30, 2013, $140.7 million face amount of real estate related and other loans was on non-accrual status.

(D)	Loans acquired at a discount for credit quality.
(E)	The following is an aging analysis of past due residential loans held-for-investment as of June 30, 2013:

	30-59 Days	60-89 Days	Over 90 Days		Total Past		Total Outstanding
	Past Due	Past Due	Past Due	REO	Due	Current	Face Amount
Securitized Manufactured Housing Loan Portfolio I	$337	$170	$452	$437	$1,396	$109,193	$110,589
Securitized Manufactured Housing Loan Portfolio II	$1,184	$371	$1,383	$531	$3,469	$137,359	$140,828
Residential Loans	$875	$405	$6,561	$489	$8,330	$43,556	$51,886

Newcastle’s management monitors the credit qualities of the Manufactured Housing Loan Portfolios I and II primarily by using aging analyses, current trends in delinquencies and actual loss incurrence rates.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2013
(dollars in tables in thousands, except share data)

The following is a summary of real estate related and other loans by maturities at June 30, 2013:

	Outstanding		Number of
Year of Maturity (1)	Face Amount	Carrying Value	Loans
Delinquent (2)	$12,000	$—	1
Period from July 1, 2013 to December 31, 2013	87,151	29,272	2
2014	814,634	414,636	11
2015	58,302	55,794	5
2016	101,134	99,511	3
2017	95,104	82,786	4
2018	—	—	—
Thereafter	186,574	155,428	2
Total	$1,354,899	$837,427	28

(1)	Based on the final extended maturity date of each loan investment as of June 30, 2013.
(2)	Includes loans that are non-performing, in foreclosure, or under bankruptcy.

Activities relating to the carrying value of Newcastle’s real estate related and other loans and residential mortgage loans are as follows:

	Held-for-Sale		Held-for-Investment
	Real Estate Related	Residential Mortgage	Residential Mortgage	Reverse
	and Other Loans	Loans	Loans	Mortgage Loans
Balance at December 31, 2012	$843,132	$2,471	$292,461	$—
Purchases / additional fundings	139,096	—	—	35,138
Interest accrued to principal balance	12,673	—	—	—
Principal paydowns	(153,263)	(180)	(22,125)	—
Sales	(9,318)
Spin-off of New Residential	—	—	—	(35,865)
Valuation (allowance) reversal on loans	(2,262)	(12)	749	—
Loss on repayment of loans held-for-sale	—
Accretion of loan discount and other amortization	6,689	—	2,201	727
Other	680	(13)	46	—
Balance at June 30, 2013	$837,427	2,266	$273,332	$—

The following is a rollforward of the related loss allowance.

	Held-For-Sale		Held-For-Investment
	Real Estate Related	Residential Mortgage	Residential Mortgage
	and Other Loans	Loans	Loans (A)
Balance at December 31, 2012	$(182,062)	$(1,072)	$(22,478)
Charge-offs	60	121	2,641
Valuation (allowance) reversal on loans	(2,262)	(12)	749
Balance at June 30, 2013	$(184,264)	$(963)	$(19,088)

(A)	The allowance for credit losses was determined based on the guidance for loans acquired with deteriorated credit quality.

The table below summarizes the geographic distribution of real estate related and other loans and residential mortgage loans at June 30, 2013:

	Real Estate Related and Other Loans		Residential Mortgage Loans
Geographic Location	Outstanding Face Amount	Percentage	Outstanding Face Amount	Percentage
Western U.S.	$146,173	25.1%	$184,106	60.0%
Northeastern U.S.	103,867	17.8%	9,746	3.2%
Southeastern U.S.	86,867	14.9%	67,706	22.1%
Midwestern U.S.	62,707	10.8%	11,677	3.8%
Southwestern U.S.	77,187	13.3%	33,363	10.9%
Foreign	105,227	18.1%	50	0.0%
	$582,028	100.0%	$306,648	100.0%
Other	772,871	(A)
	$1,354,899

(A)	Includes corporate bank loans which are not directly secured by real estate assets.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2013
(dollars in tables in thousands, except share data)

During the first six months of 2013, Newcastle increased its investment in the outstanding debt of a portfolio company of a private equity fund managed by an affiliate of Newcastle’s manager, which is in the media industry. Newcastle purchased from third parties an aggregate face amount of $381.1 million for an aggregate purchase price of $139.3 million during this period. As of June 30, 2013, Newcastle held $540.7 million face amount (or 44.9% of the total outstanding) of this debt with a carrying value of $209.1 million and was committed to purchase additional $84.9 million face amount of debt for approximately $32.9 million, but had not yet settled these purchases as of June 30, 2013.

Securitization of Subprime Mortgage Loans

The following table presents information on the retained interests in Newcastle’s securitizations of subprime mortgage loans at June 30, 2013:

	Subprime Portfolio
	I	II	Total
Total securitized loans (unpaid principal balance) (A)	$401,031	$536,893	$937,924
Loans subject to call option (carrying value)	$299,176	$107,041	$406,217
Retained interests (fair value) (B)	$2,152	$—	$2,152

(A)	Average loan seasoning of 95 months and 77 months for Subprime Portfolios I and II, respectively, at June 30, 2013.
(B)
The retained interests include retained bonds of the securitizations. The fair value of which is estimated based on pricing models. Newcastle’s residual interests were written off in 2010. The weighted average yield of the retained bonds was 24.34% as of June 30, 2013.

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

The following table summarizes certain characteristics of the underlying subprime mortgage loans, and related financing, in the securitizations as of June 30, 2013:

	Subprime Portfolio
	I	II
Loan unpaid principal balance (UPB)	$401,031	$536,893
Weighted average coupon rate of loans	5.80%	4.93%
Delinquencies of 60 or more days (UPB) (A)	$111,458	$212,516
Net credit losses for the six months ended June 30, 2013	$12,669	$18,678
Cumulative net credit losses	$233,086	$275,397
Cumulative net credit losses as a % of original UPB	15.5%	25.3%
Percentage of ARM loans (B)	50.8%	64.3%
Percentage of loans with original loan-to-value ratio >90%	10.5%	17.1%
Percentage of interest-only loans	27.4%	3.7%
Face amount of debt (C)	$397,031	$536,893
Weighted average funding cost of debt (D)	0.56%	0.51%

(A)	Delinquencies include loans 60 or more days past due, in foreclosure, under bankruptcy filing or real estate owned.
(B)
ARM loans are adjustable-rate mortgage loans. An option ARM is an adjustable-rate mortgage that provides the borrower with an option to choose from several payment amounts each month for a specified period of the loan term. None of the loans in the subprime portfolios are option ARMs.

(C)	Excludes face amount of $4.0 million of retained notes for Subprime Portfolio I at June 30, 2013.
(D)	Includes the effect of applicable hedges.

Newcastle received negligible cash inflows from the retained interests of Subprime Portfolios I and II during the six months ended June 30, 2013 and 2012.

The loans subject to call option and the corresponding financing recognize interest income and expense based on the expected weighted average coupons of the loans subject to call option at the call date of 9.24% and 8.68% for Subprime Portfolio’s I and II, respectively.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2013
(dollars in tables in thousands, except share data)

6.	INVESTMENTS IN CDO SERVICING RIGHTS

In February 2011, Newcastle, through one of its subsidiaries, purchased the management rights with respect to certain C-BASS Investment Management LLC (“C-BASS”) CDOs pursuant to a bankruptcy proceeding for $2.2 million. Newcastle initially recorded the cost of acquiring the collateral management rights as a servicing asset and subsequently amortizes this asset in proportion to, and over the period of, estimated net servicing income. Servicing assets are assessed for impairment on a quarterly basis, with impairment recognized as a valuation allowance. Key economic assumptions used in measuring any potential impairment of the servicing assets include the prepayment speeds of the underlying loans, default rates, loss severities and discount rates. During the six months ended June 30, 2013 and 2012, respectively, Newcastle recorded $0.2 million and $0.2 million of servicing rights amortization and no servicing rights impairment. As of June 30, 2013, Newcastle’s servicing asset had a carrying value of $1.6 million recorded in Receivables and Other Assets.

7.	INVESTMENTS IN REAL ESTATE AND INTANGIBLES

Newcastle recorded investments in real estate and related intangibles at their estimated fair value at acquisition. Expenditures for ordinary maintenance and repairs are expensed as incurred. Renovations and improvements which improve and/or extend the life of the assets are capitalized and depreciated over their estimated useful lives. Newcastle will periodically assess the carrying value of the assets to determine if facts and circumstances exist that would suggest that assets might be impaired or that the useful lives should be modified. In the event that an impairment in value occurs and Newcastle believes that the carrying amount of the assets will not be recovered, a provision will be recorded to reduce the carrying basis of the assets to their estimated fair value. The following table summarizes Newcastle’s investments in real estate:

	June 30, 2013			December 31, 2012
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Depreciation	Value	Amount	Depreciation	Value
Senior Living
Land	$15,993	$—	$15,993	$15,993	$—	$15,993
Buildings	144,676	(3,150)	141,526	144,676	(1,349)	143,327
Building improvements	2,841	(324)	2,517	2,433	(124)	2,309
Furniture, fixtures and equipment	1,537	(381)	1,156	1,257	(85)	1,172
Senior Living Total	$165,047	$(3,855)	$161,192	$164,359	$(1,558)	$162,801

Other Commercial Real Estate
Land	$1,106	$—	$1,106	$1,106	$—	$1,106
Buildings	6,588	(1,269)	5,319	6,588	(1,181)	5,407
Building improvements	951	(690)	261	826	(667)	159
Furniture, fixtures and equipment	—	—	—	—	—	—
Other Commercial Real Estate Total	$8,645	$(1,959)	$6,686	$8,520	$(1,848)	$6,672

Total Investments in Real Estate	$173,692	$(5,814)	$167,878	$172,879	$(3,406)	$169,473

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2013
(dollars in tables in thousands, except share data)

Intangibles

The following table summarizes Newcastle’s intangible assets related to its senior living real estate:

	June 30, 2013			December 31, 2012
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Value	Amount	Amortization	Value
In-place resident lease intangibles	$22,711	$(9,882)	$12,829	$22,711	$(4,205)	$18,506
Non-compete intangibles	600	(80)	520	600	(20)	580
Total intangibles	$23,311	$(9,962)	$13,349	$23,311	$(4,225)	$19,086

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2013
(dollars in tables in thousands, except share data)

8.	DEBT OBLIGATIONS

The following table presents certain information regarding Newcastle’s debt obligations and related hedges at June 30, 2013:

										Collateral
					Unhedged				Face						Aggregate
					Weighted		Weighted	Weighted	Amount	Outstanding			Weighted	Floating	Notional
		Outstanding		Final	Average		Average	Average	of Floating	Face	Amortized		Average	Rate	Amount of
	Month	Face	Carrying	Stated	Funding		Funding	Maturity	Rate	Amount	Cost	Carrying	Maturity	Face	Current
Debt Obligation/Collateral	Issued	Amount	Value	Maturity	Cost (A)		Cost (B)	(Years)	Debt	(C)	Basis (C)	Value (C)	(Years)	Amount (C)	Hedges (D)

CDO Bonds Payable
CDO VI (E)	Apr 2005	91,797	91,797	Apr 2040	0.86%		5.35%	4.4	88,612	173,682	90,276	121,198	2.7	45,282	88,612
CDO VIII	Nov 2006	412,649	411,951	Nov 2052	0.83%		2.07%	2.0	405,049	615,697	441,282	472,096	2.2	329,038	105,749
CDO IX	May 2007	339,210	340,736	May 2052	0.58%		0.58%	1.7	339,210	586,272	455,114	464,062	2.4	298,092	—
		843,656	844,484				1.83%	2.1	832,871	1,375,651	986,672	1,057,356	2.3	672,412	194,361
Other Bonds and Notes Payable
MH Loans Portfolio I (F)	Apr 2010	61,682	58,099	Jul 2035	6.39%		6.39%	4.1	—	110,589	94,909	94,909	6.3	746	—
MH Loans Portfolio II	May 2011	106,124	105,619	Dec 2033	4.53%		4.53%	3.8	—	140,828	138,895	138,895	5.5	23,186	—
		167,806	163,718				5.19%	3.9	—	251,417	233,804	233,804	5.8	23,932	—
Repurchase Agreements (G)
FNMA/FHLMC securities (H)	Jun 2013	311,276	311,276	Jul 2013	0.39%		0.39%	0.1	311,276	311,659	335,165	335,814	3.7	311,659	—
		311,276	311,276				0.39%	0.1	311,276	311,659	335,165	335,814	3.7	311,659	—
Mortgage Notes Payable
BPM Senior Living Facilities	Jul 2012	88,400	88,400	Aug 2019	3.44%		3.44%	5.7	23,400	N/A	132,547	132,547	N/A	—	23,400
Utah Senior Living Facilities	Nov 2012	16,000	16,000	Oct 2017	LIBOR+3.75	% (I)	4.75%	4.3	16,000	N/A	21,387	21,387	N/A	—	—
Courtyards Senior living facilities	Dec 2012	16,125	16,125	Oct 2017	LIBOR+3.75	% (I)	4.75%	4.3	16,125	N/A	20,607	20,607	N/A	—	—
		120,525	120,525				3.79%	5.3	55,525	N/A	174,541	174,541	N/A	—	23,400
Corporate
Junior subordinated notes payable	Mar 2006	51,004	51,240	Apr 2035	7.574	% (J)	7.40%	21.8	—	—	—	—	—	—	—
		51,004	51,240				7.40%	21.8	—	—	—	—	—	—	—
Subtotal debt obligations		1,494,267	1,491,243				2.25%	2.8	$1,199,672	$1,938,727	$1,730,182	$1,801,515	3.0	$1,008,003	$217,761
Financing on subprime mortgage loans subject to call option (K)		406,217	406,217
Total debt obligations		$1,900,484	$1,897,460

(A)	Weighted average, including floating and fixed rate classes and including the amortization of deferred financing costs.
(B)	Including the effect of applicable hedges.
(C)	Excluding (i) restricted cash held in CDOs to be used for principal and interest payments of CDO debt, and (ii) operating cash in senior living entities.
(D)
Including a $23.4 million notional amount of interest rate cap agreement for the mortgage notes payable and an $88.6 million notional amount of interest rate swap agreement in CDO VI, which was an economic hedge not designated as a hedge for accounting purposes.

(E)
This CDO was not in compliance with its applicable over collateralization tests as of June 30, 2013. Newcastle is not receiving cash flows from this CDO (other than senior management fees and cash flows on senior classes of bonds that were repurchased), since net interest is being used to repay debt, and expects this CDO to remain out of compliance for the foreseeable future.

(F)	Excluding $20.5 million face amount of other bonds payable relating to MH loans Portfolio I sold to certain Newcastle CDOs, which were eliminated in consolidation.
(G)
These repurchase agreements had $0.01 million of associated accrued interest payable at June 30, 2013. $311.3 million face amount of these repurchase agreements were renewed subsequent to June 30, 2013.

(H)
The counterparties on these repurchase agreements are Bank of America ($264.9 million), Citi ($17.9 million), and Nomura ($28.5 million). Interest rates on these repurchase agreements are fixed, but will be reset on a short-term basis.

(I)	These financings have a LIBOR floor of 1%.
(J)	LIBOR + 2.25% after April 2016.
(K)	Issued in April 2006 and July 2007. See Note 5 regarding the securitizations of Subprime Portfolios I and II.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2013
(dollars in tables in thousands, except share data)

Each CDO financing is subject to tests that measure the amount of over collateralization and excess interest in the transaction. Failure to satisfy these tests would cause the principal and/or interest cashflow that would otherwise be distributed to more junior classes of securities (including those held by Newcastle) to be redirected to pay down the most senior class of securities outstanding until the tests are satisfied. As a result, Newcastle’s cash flow and liquidity are negatively impacted upon such a failure. As of June 30, 2013, CDO VI was not in compliance with its over collateralization tests.

In the first six months of 2013, Newcastle repurchased $10.9 million face amount of CDO bonds payable for $9.7 million. As a result, Newcastle extinguished $10.9 million face amount of CDO bonds payable and recorded a gain on extinguishment of debt of $1.2 million.

Newcastle’s non-CDO financings contain various customary loan covenants. Newcastle was in compliance with all of the covenants in its non-CDO financings as of June 30, 2013.

In June 2013, Newcastle completed the sale of 100% of the assets in CDO IV. Newcastle sold $153.4 million face amount of collateral at an average price of 95% of par, or $145.2 million. Subsequently, Newcastle paid off $71.9 million of outstanding third party debt and terminated the CDO. This transaction resulted in approximately $73.1 million of proceeds to Newcastle of which approximately $5.3 million was received in Newcastle CDO VIII. Newcastle recovered par on $59.5 million of CDO debt which had been repurchased in the past at an average price of 52% of par and $8.0 million of proceeds on its subordinated interests. This transaction has also decreased Newcastle’s comprehensive income by $0.6 million and resulted in a net gain on sale of assets of $4.2 million and a $0.8 million gain on hedge termination.

In June 2013, Newcastle completed the purchase of $116.8 million aggregate face amount of securities that are collateralized by certain Newcastle CDO VIII Class I notes for an aggregate purchase of approximately $103.1 million, or an average price of 88.3% of par. Simultaneously, Newcastle financed the purchase with $60.0 million received pursuant to a master repurchase agreement with the seller of the securities. The terms of the repurchase agreement included a rate of one-month LIBOR plus 150 bps and a 30-day maturity. The repurchase agreement includes various customary default events, including a default if Newcastle’s market capitalization declines by 50% from the market capitalization observed at the last trading day of the previous quarter. An event of default under the master repurchase agreement, if one occurs, would require Newcastle to immediately pay off the outstanding debt or the lender would have the right to liquidate the collateral. The purchase of the securities and the repurchase agreement are treated as a linked transaction and accordingly recorded on a net basis as a non-hedge derivative instrument, with changes in market value recorded on the statement of income.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2013
(dollars in tables in thousands, except share data)

9.	FAIR VALUE

Fair Value Summary Table

The carrying values and fair values of Newcastle’s assets and liabilities at June 30, 2013 were as follows:

	Principal				Weighted	Weighted
	Balance or				Average	Average
	Notional	Carrying	Estimated		Yield/Funding	Maturity
	Amount	Value	Fair Value	Fair Value Method (A)	Cost	(Years)
Assets
Financial instruments:
Real estate securities, available-for-sale*	$1,011,205	$777,102	$777,102	Broker quotations, counterparty quotations, pricing services, pricing models	6.22%	3.3
Real estate related and other loans, held-for-sale, net	1,354,899	837,427	849,562	Broker quotations, counterparty quotations, pricing services, pricing models	11.25%	1.3
Residential mortgage loans, held-for-investment, net	303,303	273,332	270,596	Pricing models	8.30%	5.8
Residential mortgage loans, held-for-sale, net	3,345	2,266	2,266	Pricing models	18.89%	4.6
Subprime mortgage loans subject to call option (B)	406,217	406,217		(B)	9.09%	(B)
Restricted cash*	7,173	7,173	7,173
Cash and cash equivalents*	271,052	271,052	271,052
Non-hedge derivative assets (C)(D)*	140,206	43,470	43,470	Counterparty quotations	N/A	(C)
Other investments		24,907	13,165	Pricing models	N/A	N/A
Investments in real estate and intangibles, net		181,227
Due from affiliates		1,254
Receivables and other assets		19,907
		$2,845,334
Liabilities
Financial instruments:
CDO bonds payable (F)	$843,656	$844,484	$641,506	Pricing models	1.83%	2.1
Other bonds and notes payable (F)	167,806	163,718	166,090	Broker quotations, pricing models	5.19%	3.9
Repurchase agreements	311,276	311,276	311,276	Market comparables	0.39%	0.1
Mortgage notes payable	120,525	120,525	120,525	Pricing models	3.79%	5.3
Financing of subprime mortgage loans subject to call option (B)	406,217	406,217		(B)	9.09%	(B)
Junior subordinated notes payable	51,004	51,240	34,267	Pricing models	7.40%	21.8
Interest rate swaps, treated as hedges (D)(E)*	105,749	8,523	8,523	Counterparty quotations	N/A	(E)
Non-hedge derivatives (C)(D)*	186,140	11,674	11,674	Counterparty quotations	N/A	(C)
Due to affiliates		3,216
Dividends payable, accrued expenses and other liabilities		60,835
		$1,981,708

*Measured at fair value on a recurring basis.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2013
(dollars in tables in thousands, except share data)

(A)
Methods are listed in order of priority. In the case of real estate securities and real estate related and other loans, broker quotations are obtained if available and practicable, otherwise counterparty quotations or pricing service valuations are obtained or, finally, internal pricing models are used. Internal pricing models are only used for (i) securities and loans that are not traded in an active market, and, therefore, have little or no price transparency, and for which significant unobservable inputs must be used in estimating fair value, or (ii) loans or debt obligations which are private and untraded.

(B)
These two items result from an option, not an obligation, to repurchase loans from Newcastle’s subprime mortgage loan securitizations (Note 5), are noneconomic until such option is exercised, and are equal and offsetting.

(C)
This represents one interest rate swap agreement with a total notional balance of $186.1 million, maturing in March 2015, an interest rate cap agreement with a notional balance of $23.4 million, maturing in August 2019 and linked transactions entered into in June 2013 with $116.8 face amount of underlying financed securities. Newcastle entered into the interest rate swap and cap agreement to reduce its exposure to interest rate changes on the floating rate financings of CDO VI and the senior living assets. These derivative agreements were not designated as hedges for accounting purposes as of June 30, 2013.

(D)
Newcastle’s derivatives fall into two categories. As of June 30, 2013, all derivative liabilities, which represent two interest rate swaps, were held within Newcastle’s nonrecourse structures. An aggregate notional balance of $291.9 million is only subject to the credit risks of the respective CDO structures. As they are senior to all the debt obligations of the respective CDOs and the fair value of each of the CDOs’ total investments exceeded the fair value of each of the CDOs’ derivative liabilities, no credit valuation adjustments were recorded. Derivatives with an aggregate notional balance of $140.2 million, which were assets at period end, represent an interest rate cap with a notional of $23.4 million and linked transactions with $116.8 face amount of underlying financed securities. No adjustments have been made to the fair value quotation received on the interest rate cap that relate to credit risk as a result of the counterparty’s “AA” credit rating. Newcastle’s interest rate swap and cap counterparties include Bank of America, Credit Suisse and Wells Fargo.

(E)	Represents derivative agreements:

Year of Maturity	Weighted Average Month of Maturity	Aggregate Notional Amount	Weighted Average Fixed Pay Rate / Cap Rate	Aggregate Fair Value Asset / (Liability)

Interest rate swap agreements which receive 1-Month LIBOR:
2016	Apr	$105,749	5.04%	$(8,523)

(F)
Newcastle notes that the unrealized gain on the liabilities within CDOs and other non-recourse financing structures cannot be fully realized. Assets held within CDOs and other non-recourse structures are not available to satisfy obligations outside of such financings, except to the extent Newcastle receives net cash flow distributions from such structures. Furthermore, creditors or beneficial interest holders of these structures have no recourse to the general credit of Newcastle. Therefore, Newcastle’s exposure to the economic losses from such structures is limited to its invested equity in them and economically their book value cannot be less than zero. As a result, the fair value of Newcastle’s net investments in these nonrecourse financing structures is equal to the present value of their expected future net cash flows.

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

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2013
(dollars in tables in thousands, except share data)

Newcastle has various processes and controls in place to ensure that fair value is reasonably estimated. With respect to the broker and pricing service quotations, to ensure these quotes represent a reasonable estimate of fair value, Newcastle’s quarterly procedures include a comparison to the outputs generated from its internal pricing models and transactions Newcastle has completed with respect to these or similar securities, as well as on its knowledge and experience of these markets. With respect to fair value estimates generated based on Newcastle’s internal pricing models, Newcastle’s management validates the inputs and outputs of the internal pricing models by comparing them to available independent third party market parameters, where available, and models for reasonableness. Newcastle believes its valuation methods and the assumptions used are appropriate and consistent with other market participants. The Board of Directors has reviewed Newcastle's process for determining the valuations of its investments raised on information provided by the Manager and has concluded such process is resonable and appropriate.

Fair value measurements categorized within Level 3 are sensitive to changes in the assumptions or methodology used to determine fair value and such changes could result in a significant increase or decrease in the fair value. For Newcastle’s investments in real estate securities, real estate related and other loans and residential mortgage loans categorized within Level 3 of the fair value hierarchy, the significant unobservable inputs include the discount rates, assumptions relating to prepayments, default rates and loss severities. Significant increases (decreases) in any of the discount rates, default rates or loss severities in isolation would result in a significantly lower (higher) fair value measurement. The impact of changes in prepayment speeds would have differing impacts on fair value, depending on the seniority of the investment. Generally, a change in the default assumption is generally accompanied by directionally similar changes in the assumptions used for the loss severity and the prepayment speed.

The following table summarizes such financial assets and liabilities measured at fair value on a recurring basis at June 30, 2013:

			Fair Value
	Principal Balance or
	Notional Amount	Carrying Value	Level 2	Level 3A	Level 3B	Total
Assets
Real estate securities, available-for-sale:
CMBS	$352,677	$281,468	$—	$255,407	$26,061	$281,468
REIT debt	29,200	31,059	31,059	—	—	31,059
Non-Agency RMBS	107,869	59,122	—	48,274	10,848	59,122
ABS - other real estate	8,464	199	—	—	199	199
FNMA / FHLMC	311,659	335,814	335,814	—	—	335,814
CDO	201,336	69,440	—	64,000	5,440	69,440
Real estate securities total	$1,011,205	$777,102	$366,873	$367,681	$42,548	$777,102
Derivative assets:
Interest rate caps, not treated as hedges	23,400	298	298	—	—	298
Linked transactions at fair value	116,806	43,172	—	43,172	—	43,172
Derivative assets total	$140,206	$43,470	$298	$43,172	$—	$43,470
Liabilities
Derivative Liabilities:
Interest rate swaps, treated as hedges	$105,749	$8,523	$8,523	$—	$—	$8,523
Interest rate swaps, not treated as hedges	186,140	11,674	11,674	—	—	11,674
Derivative liabilities total	$291,889	$20,197	$20,197	$—	$—	$20,197

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2013
(dollars in tables in thousands, except share data)

Newcastle’s investments in instruments measured at fair value on a recurring basis using Level 3 inputs changed during the six months ended June 30, 2013 as follows:

	Level 3A
	CMBS		ABS
			Non-Agency		Equity/Other	Linked
	Conduit	Other	RMBS	Other	Securities	Transactions	Total
Balance at December 31, 2012	$225,575	$104,451	$330,021	$798	$65,027	$—	$725,872
Transfers (A)
Transfers from Level 3B	—	—	11,107	—	—	—	11,107
Transfers into Level 3B	(3,291)	(8,257)	—	—	—	—	(11,548)
Spin-off of New Residential	—	—	(560,783)	—	—	—	(560,783)
Total gains (losses) (B)
Included in net income (C)	279	(165)	(683)	(87)	—	—	(656)
Included in other comprehensive income (loss)	8,585	1,522	26,938	296	(771)	—	36,570
Amortization included in interest income	4,091	304	9,801	—	2,337	—	16,533
Purchases, sales and repayments
Purchases	—	—	267,160	—	—	43,172	310,332
Proceeds from sales	(51,708)	(16,902)	(6,127)	(934)	—	—	(75,671)
Proceeds from repayments	(4,326)	(4,751)	(29,160)	(73)	(2,593)	—	(40,903)
Balance at June 30, 2013	$179,205	$76,202	$48,274	$—	$64,000	$43,172	$410,853

	Level 3B
	CMBS		ABS
			Non-Agency		Equity/Other	Linked
	Conduit	Other	RMBS	Other	Securities	Transactions	Total
Balance at December 31, 2012	$29,194	$17,171	$25,954	$677	$5,998	$—	$78,994
Transfers (A)
Transfers from Level 3A	3,291	8,257	—	—	—	—	11,548
Transfers into Level 3A	—	—	(11,107)	—	—	—	(11,107)
Total gains (losses) (B)
Included in net income (C)	69	(159)	3,055	5	—	—	2,970
Included in other comprehensive income (loss)	3,521	1,135	(2,198)	(24)	231	—	2,665
Amortization included in interest income	1,474	240	3,322	283	314	—	5,633
Purchases, sales and repayments
Purchases	—	—	—	—	—	—	—
Proceeds from sales	(21,868)	(14,841)	(5,054)	(425)	—	—	(42,188)
Proceeds from repayments	(1,423)	—	(3,124)	(317)	(1,103)	—	(5,967)
Balance at June 30, 2013	$14,258	$11,803	$10,848	$199	$5,440	$—	$42,548

(A)	Transfers are assumed to occur at the beginning of the quarter.
(B)	None of the gains (losses) recorded in earnings during the period is attributable to the change in unrealized gains (losses) relating to Level 3 assets still held at the reporting date.
(C)	These gains (losses) are recorded in the following line items in the consolidated statements of income:

	Six Months Ended June 30, 2013
	Level 3A	Level 3B
Gain (loss) on settlement of investments, net	$150	$3,586
Other income (loss), net	—	—
OTTI	(806)	(616)
Total	$(656)	$2,970

Gain (loss) on settlement of investments, net, from investments transferred into Level 3 during the period	$—	$—

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2013
(dollars in tables in thousands, except share data)

Securities Valuation

As of June 30, 2013, Newcastle’s securities valuation methodology and results are further detailed as follows:

			Fair Value
	Outstanding	Amortized			Internal
	Face	Cost	Multiple	Single	Pricing
Asset Type	Amount (A)	Basis (B)	Quotes (C)	Quote (D)	Models (E)	Total

CMBS	$352,677	$227,281	$184,461	$70,946	$26,061	$281,468
REIT debt	29,200	28,549	17,199	13,860	—	31,059
Non-Agency RMBS	107,869	42,231	34,842	13,432	10,848	59,122
ABS - other real estate	8,464	—	—	—	199	199
FNMA / FHLMC	311,659	335,164	335,814	—	—	335,814
CDO	201,336	66,493	—	64,000	5,440	69,440
Total	$1,011,205	$699,718	$572,316	$162,238	$42,548	$777,102

(A)	Net of incurred losses
(B)	Net of discounts (or gross of premiums) and after OTTI, including impairment taken during the period ended June 30, 2013.
(C)
Management generally obtained pricing service quotations or broker quotations from two sources, one of which was generally the seller (the party that sold us the security). Management selected one of the quotes received as being most representative of fair value and did not use an average of the quotes. Even if Newcastle receives two or more quotes on a particular security that come from non-selling brokers or pricing services, it does not use an average because management believes using an actual quote more closely represents a transactable price for the security than an average level. Furthermore, in some cases there is a wide disparity between the quotes Newcastle receives. Management believes using an average of the quotes in these cases would generally not represent the fair value of the asset. Based on Newcastle’s own fair value analysis using internal models, management selects one of the quotes which are believed to more accurately reflect fair value. Newcastle never adjusts quotes received. These quotations are generally received via email and contain disclaimers which state that they are “indicative” and not “actionable” – meaning that the party giving the quotation is not bound to actually purchase the security at the quoted price.

(D)	Management was unable to obtain quotations from more than one source on these securities. The one source was generally the seller (the party that sold us the security) or a pricing service.
(E)	Securities whose fair value was estimated based on internal pricing models are further detailed as follows:

			Impairment	Unrealized Gains	Weighted Average Significant Input
	Amortized		Recorded	(Losses) in			Cumulative
	Cost		In Current	Accumulated	Discount	Prepayment	Default	Loss
	Basis (B)	Fair Value	Period	OCI	Rate	Speed (F)	Rate	Severity
CMBS - Conduit	$2,705	$14,258	$76	$11,553	8.0%	N/A	23.3%	42.7%
CMBS - Large loan / single borrower	11,489	11,803	—	314	2.2%	N/A	50.7%	50.7%
Non-Agency RMBS	3,074	10,848	1	7,774	8.0%	2.4%	19.0%	45.4%
ABS - other RE	—	199	—	199	8.0%	0.0%	45.8%	100.0%
CDO	3,190	5,440	—	2,250	20.3%	4.7%	9.9%	73.1%
Total	20,458	42,548	77	22,090

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
JUNE 30, 2013
(dollars in tables in thousands, except share data)

Loan Valuation

Loans which Newcastle does not have the ability or intent to hold into the foreseeable future are classified as held-for-sale. As a result, these held-for-sale loans are carried at the lower of amortized cost or fair value and are therefore recorded at fair value on a non-recurring basis. These loans were written down to fair value at the time of the impairment, based on broker quotations, pricing service quotations or internal pricing models. All the loans were within Level 3 of the fair value hierarchy. For real estate related and other loans, the most significant inputs used in the valuations are the amount and timing of expected future cash flows, market yields and the estimated collateral value of such loan investments. For residential mortgage loans, significant inputs include management’s expectations of prepayment speeds, default rates, loss severities and discount rates that market participants would use in determining the fair values of similar pools of residential mortgage loans.

The following tables summarize certain information for real estate related and other loans and residential mortgage loans held-for-sale as of June 30, 2013:

				Valuation Allowance/	Significant Input
	Outstanding			(Reversal)	Range		Weighted Average
	Face	Carrying	Fair	In Current	Discount	Loss	Discount	Loss
Loan Type	Amount	Value	Value	Year	Rate	Severity	Rate	Severity
Mezzanine	$430,584	$350,127	$357,410	$(1,112)	5.0% - 25.0%	0.0% - 100.0%	9.1%	17.5%
Bank Loan	783,448	363,337	366,466	(3,963)	5.8% - 27.5%	0.0% - 100.0%	14.0%	47.8%
B-Note	110,944	94,040	95,601	7,337	6.0% - 16.2%	0.0% - 47.0%	10.6%	9.7%
Whole Loan	29,923	29,923	30,085	—	4.7% - 6.9%	0.0% - 15.0%	4.8%	14.6%

Total Real Estate Related and other Loans Held-for-Sale, Net	$1,354,899	$837,427	$849,562	$2,262

				Valuation Allowance/
	Outstanding			(Reversal)	Significant Input (Weighted Average)
	Face	Carrying	Fair	In Current	Discount	Prepayment	Constant	Loss
Loan Type	Amount	Value	Value	Year	Rate	Speed	Default Rate	Severity
Non-securitized Manufactured Housing Loans Portfolio I	$565	$146	$146	$(6)	68.5%	5.0%	11.6%	70.0%
Non-securitized Manufactured Housing Loans Portfolio II	2,780	2,120	2,120	18	15.5%	5.0%	3.5%	75.0%
Total Residential Mortgage Loans Held-for-Sale, Net	$3,345	$2,266	$2,266	$12

Loans which Newcastle has the intent and ability to hold into the foreseeable future are classified as held-for-investment. Loans held-for-investment are carried at the aggregate unpaid principal balance adjusted for any unamortized premium or discount, deferred fees or expenses, an allowance for loan losses, charge-offs and write-downs for impaired loans.

The following table summarizes certain information for residential mortgage loans held-for-investment as of June 30, 2013:

				Valuation
				Allowance/	Significant Input (Weighted Average)
	Outstanding			(Reversal)			Constant
	Face	Carrying		In Current	Discount	Prepayment	Default	Loss
Loan Type	Amount	Value	Fair Value	Year	Rate	Speed	Rate	Severity
Securitized Manufactured Housing Loans Portfolio I	$110,589	$94,909	$91,676	$(1,592)	9.5%	5.0%	4.0%	70.0%
Securitized Manufactured Housing Loans Portfolio II	140,828	138,895	133,604	1,019	7.7%	5.0%	3.5%	75.0%

Residential Loans	51,886	39,528	45,316	(176)	7.7%	4.6%	2.8%	46.4%
Total Residential Mortgage Loans, Held-for-Investment, Net	$303,303	$273,332	$270,596	$(749)

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2013
(dollars in tables in thousands, except share data)

Derivatives

Newcastle’s derivative instruments are comprised of interest rate caps, interest rate swaps and linked transactions. Newcastle’s interest rate caps and swaps are valued using counterparty quotations. These quotations are generally based on valuation models with model inputs that can generally be verified and which do not involve significant judgment. The significant observable inputs used in determining the fair value of Newcastle’s Level 2 interest rate cap and swap derivative contracts are contractual cash flows and market based interest rate curves. The linked transactions, which are categorized into Level 3, are evaluated on a net basis considering their underlying components, the security acquired and the related repurchase financing agreement. The securities are valued using a similar methodology to the one described in “Securities Valuation” above and this value is netted against the carrying value of the repurchase agreement (which approximates fair value as described in “Liabilities for Which Fair Value is Only Disclosed” below), adjusted for net accrued interest receivable/payable on the securities and repurchase agreement of the linked transactions (see Note 8 for a discussion of Newcastle’s outstanding linked transactions).

Newcastle’s derivatives are recorded on its balance sheet as follows:

		Fair Value
		June 30,	December 31,
	Balance sheet location	2013	2012
Derivative Assets
Linked transactions at fair value	Derivative Assets	$43,172	$—
Interest rate caps, not designated as hedges	Derivative Assets	298	165

		$43,470	$165
Derivative Liabilities
Interest rate swaps, designated as hedges	Derivative Liabilities	$8,523	$12,175
Interest rate swaps, not designated as hedges	Derivative Liabilities	11,674	19,401

		$20,197	$31,576

The following table summarizes information related to derivatives:

	June 30, 2013	December 31, 2012
Cash flow hedges
Notional amount of interest rate swap agreements	$105,749	$154,450
Amount of (loss) recognized in OCI on effective portion	(8,437)	(12,050)
Deferred hedge gain (loss) related to anticipated financings, which have subsequently occurred, net of amortization	204	237
Deferred hedge gain (loss) related to dedesignation, net of amortization	(179)	(210)
Expected reclassification of deferred hedges from AOCI into earnings over the next 12 months	6	4
Expected reclassification of current hedges from AOCI into earnings over the next 12 months	(4,537)	(6,259)

Non-hedge Derivatives
Notional amount of interest rate swap agreements	186,140	294,203
Notional amount of interest rate cap agreements	23,400	23,400
Notional amount of linked transactions (A)	116,806	—

(A) This represents the current face amount of the underlying financed securities comprising linked transactions.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2013
(dollars in tables in thousands, except share data)

The following table summarizes gains (losses) recorded in relation to derivatives:

	Income statement	Three Months Ended June 30,		Six Months Ended June 30,
	location	2013	2012	2013	2012
Cash flow hedges
Gain (loss) on the ineffective portion	Other income (loss)	$—	$453	$—	$483
Gain (loss) immediately recognized at dedesignation	Gain (loss) on sale of investments; Other income (loss)	—	(6,760)	—	(7,036)
Amount of gain (loss) reclassified from AOCI into income, related to effective portion	Interest expense	(1,703)	(10,290)	(3,568)	(20,936)
Deferred hedge gain reclassified from AOCI into income, related to anticipated financings	Interest expense	17	15	33	30
Deferred hedge gain (loss) reclassified from AOCI into income, related to effective portion of dedesignated hedges	Interest expense	(16)	456	(32)	898
Non-hedge derivatives gain (loss)
Interest rate swaps	Other income (loss)	2,282	2,021	5,408	4,077
Linked transactions	Interest expense	(8)	—	(8)	—

The following table presents both gross information and net information about linked transactions as of June 30, 2013:

Real estate securities-available for sale (A)	$103,140
Repurchase agreements (B)	(59,968)
Net assets recognized as linked transactions	$43,172

(A)	Represents the fair value of the securities accounted for as part of linked transactions at June 30, 2013.
(B)	Represents the carrying value, which approximates fair value, of the repurchase agreements accounted for as part of linked transactions at June 30, 2013.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2013
(dollars in tables in thousands, except share data)

Liabilities for Which Fair Value is Only Disclosed

The following table summarizes the level of the fair value hierarchy, valuation techniques and inputs used for estimating each class of liabilities not measured at fair value in the statement of financial position but for which fair value is disclosed:

Type of Liabilities Not Measured At Fair Value for Which Fair Value Is Disclosed	Fair Value Hierarchy	Valuation Techniques and Significant Inputs
CDO bonds payable	Level 3	Valuation technique is based on discounted cash flow. Significant inputs include:
		•	Underlying security and loan prepayment, default and cumulative loss expectations
		•	Amount and timing of expected future cash flows
		•	Market yields and credit spreads implied by comparisons to transactions of similar tranches of CDO debt by the varying levels of subordination
Other bonds and notes payable	Level 3	Valuation technique is based on discounted cash flow. Significant inputs include:
		•	Amount and timing of expected future cash flows
		•	Interest rates
		•	Broker quotations
		•	Market yields and credit spreads implied by comparisons to transactions of similar tranches of securitized debt by the varying levels of subordination
Repurchase agreements	Level 2	Valuation technique is based on market comparables. Significant variables include:
		•	Amount and timing of expected future cash flows
		•	Interest rates
		•	Collateral funding spreads
Mortgage notes payable	Level 3	Valuation technique is based on discounted cash flows. Significant inputs include:
		•	Amount and timing of expected future cash flows
		•	Interest rates
		•	Collateral funding spreads
Junior subordinated notes payable	Level 3	Valuation technique is based on discounted cash flow. Significant inputs include:
		•	Amount and timing of expected future cash flows
		•	Interest rates
		•	Market yields and the credit spread of Newcastle

10.  EQUITY AND EARNINGS PER SHARE

A.	Stockholder’s Equity

On June 6, 2013, Newcastle’s stockholders approved an amendment to the Company’s charter, to increase the total number of authorized shares of common stock, par value $0.01 per share, from 500 million shares to 1.0 billion shares and correspondingly, to increase the total number of authorized shares of the Company’s capital stock from 600 million shares to 1.1 billion shares, which includes 100 million shares of preferred stock, par value $0.01 per share.

In January 2013, Newcastle issued 57,500,000 shares of its common stock in a public offering at a price to the public of $9.35 per share for net proceeds of approximately $526.2 million. Certain principals of Fortress participated in this offering and purchased an aggregate of 213,900 shares at a price of $9.35 per share. For the purpose of compensating the Manager for its successful efforts in raising capital for Newcastle, in connection with this offering, Newcastle granted options to the Manager to purchase 5,750,000 shares of Newcastle’s common stock at a price of $9.35, which had a fair value of approximately $18.0 million as of the grant date.  The assumptions used in valuing the options were: a 2.0% risk-free rate, an 8.8% dividend yield, 56.2% volatility and a 10 year term.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2013
(dollars in tables in thousands, except share data)

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

In June 2013, Newcastle issued 40,250,000 shares of its common stock in a public offering at a price to the underwriters of $4.92 per share for net proceeds of approximately $197.6 million. Certain principals of Fortress participated in this offering and purchased an aggregate of 750,000 shares at a price of $4.97 per share. For the purpose of compensating the Manager for its successful efforts in raising capital for Newcastle, in connection with this offering, Newcastle granted options to the Manager to purchase 4,025,000 shares of Newcastle’s common stock at a price of $4.97, which had a fair value of approximately $3.8 million as of the grant date. The assumptions used in valuing the options were: a 2.5% risk-free rate, an 8.8% dividend yield, 36.9% volatility and a 10 year term.

Prior to the spin-off, Newcastle had issued options to the Manager in connection with capital raising activities. In connection with the spin-off, 21.5 million options that were held by FIG LLC, (the Manager), or by the directors, officers or employees of the Manager, were converted into an adjusted Newcastle option and a new New Residential option. The exercise price of each adjusted Newcastle option and New Residential option was set to collectively maintain the intrinsic value of the Newcastle option immediately prior to the spin-off and to maintain the ratio of the exercise price of the adjusted Newcastle option and the New Residential option, respectively, to the fair market value of the underlying shares as of the spin-off date, in each case based on the five day average closing price subsequent to the spin-off date.

Newcastle’s outstanding options at May 15, 2013 following the spin-off consisted of the following:

	Number of Options	Strike Price	Maturity Date
	6,000	$7.75	5/30/2013
	116,380	9.05	7/16/2013
	304,604	10.18	12/1/2013
	328,350	11.74	1/9/2014
	343,275	11.49	5/25/2014
	162,500	14.05	11/22/2014
	330,000	13.24	1/12/2015
	2,000	13.83	8/1/2015
	170,000	13.16	11/1/2016
	242,000	14.01	1/23/2017
	456,000	12.40	4/11/2017
	1,676,833	2.72	3/29/2021
	2,539,833	2.07	9/27/2021
	2,000	2.28	12/20/2021
	1,897,500	2.82	4/3/2022
	2,300,000	3.05	5/21/2022
	2,530,000	3.04	7/31/2022
	5,750,000	4.24	1/11/2023
	2,300,000	4.75	2/15/2023
Total W/A	21,457,275	$4.43

As of June 30, 2013, Newcastle’s outstanding options were summarized as follows:

Held by the Manager	21,760,338
Issued to the Manager and subsequently transferred to certain of the Manager's employees	3,711,937
Issued to the independent directors	4,000
Total	25,476,275

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2013
(dollars in tables in thousands, except share data)

Pursuant to Newcastle’s Stock Incentive Plan and the additional terms established by resolution of the Board of Directors, each of the Company’s non-employee director receives an annual award of Newcastle’s Common Stock effective on the first business day after Newcastle’s annual meeting of stockholders, which for 2013 are valued at $50,000 based on the per share closing price of Newcastle’s Common Stock on the New York Stock Exchange on the date of such grant. Accordingly, in June 2013 each such director received 9,025 shares of Common Stock.

B.	Earnings Per Share

Newcastle is required to present both basic and diluted earnings per share (“EPS”).  Basic EPS is calculated by dividing net income available for common stockholders by the weighted average number of shares of common stock outstanding during each period.  Diluted EPS is calculated by dividing net income available for common stockholders by the weighted average number of shares of common stock outstanding plus the additional dilutive effect of common stock equivalents during each period.  Newcastle’s common stock equivalents are its outstanding stock options.  During the six months ended June 30, 2013 and 2012, based on the treasury stock method, Newcastle had 5,558,512 and 773,356 dilutive common stock equivalents, respectively, resulting from its outstanding options. During the three months ended June 30, 2013 and 2012, based on the treasury stock method, Newcastle had 6,167,876 and 1,057,618 dilutive common stock equivalents, respectively, resulting from its outstanding options.  Net income available for common stockholders is equal to net income less preferred dividends.

11.  COMMITMENTS AND CONTINGENCIES

Litigation — Newcastle is, from time to time, a defendant in legal actions from transactions conducted in the ordinary course of business. Management, after consultation with legal counsel, believes the ultimate liability arising from such actions, individually and in the aggregate, that existed at June 30, 2013, if any, will not materially affect Newcastle’s consolidated results of operations or financial position.

Capital Commitments — As of June 30, 2013, Newcastle had committed to purchase from third parties approximately $84.9 million face amount of debt issued by a portfolio company of a private equity fund managed by an affiliate of Newcastle’s manager, which is in the media industry, for approximately $32.9 million, but had not yet settled these purchases as of June 30, 2013 (see Note 5).

See Note 15 for additional senior living and other acquisition related commitments.

12.  GAIN (LOSSES) ON SETTLEMENT OF INVESTMENTS, NET AND OTHER INCOME (LOSS), NET

These items are comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Gain (loss) on settlement of investments, net
Gain on settlement of real estate securities	$8,209	$2,913	$8,209	$9,685
Loss on settlement of real estate securities	(3,592)	(4,090)	(3,592)	(4,425)
Loss on repayment/disposition of loans held-for-sale	(354)	—	(354)	—
Gain on termination of derivative	813	—	813	—
Loss on disposal of long-lived assets	(10)	—	(13)	(1,614)
	$5,066	$(1,177)	$5,063	$3,646
Other income (loss), net
Gain (loss) on non-hedge derivative instruments	$2,282	$2,021	$5,408	$4,077
Unrealized (loss) recognized at de-designation of hedges	—	(6,760)	—	(7,036)
Hedge ineffectiveness	—	453	—	483
Collateral management fee income, net	336	463	688	976
Other income (loss)	406	79	1,495	726
	$3,024	$(3,744)	$7,591	$(774)

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2013
(dollars in tables in thousands, except share data)

13.	RECLASSIFICATION FROM ACCUMULATED OTHER COMPREHENSIVE INCOME INTO NET INCOME

The following table summarizes the amounts reclassified out of accumulated other comprehensive income into net income:

Accumulated Other Comprehensive	Income Statement	Three Months Ended	Six Months Ended
Income Components	Location	June 30, 2013	June 30, 2013
Net realized gain (loss) on securities
Impairment	Other-than-temporary impairment on securities, net of portion of other-than-temporary impairment on securities recognized in other compprehensive income	$(3,910)	$(4,449)
Gain on settlement of real estate securities	Gain (loss) on settlement of investments, net	8,209	8,209
Loss on settlement of real estate securities	Gain (loss) on settlement of investments, net	(3,592)	(3,592)
		$707	$168

Net realized gain (loss) on derivatives designated as cash flow hedges
Gain (loss) recognized upon de-designation	Other income (loss)	$—	$—
Hedge ineffectiveness	Other income (loss)	—	—
Amortization of deferred gain (loss)	Interest expense	1	1
Gain (loss) reclassified from AOCI into income, related to effective portion	Interest expense	(1,703)	(3,568)
Gain (loss) of termination of derivative instruments	Gain (loss) on settlement of investments, net	—	—
		$(1,702)	$(3,567)

Total reclassifications		$(995)	$(3,399)

14.  SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES RELATED TO CDOs

Newcastle considers all activity in its CDOs’ restricted cash accounts to be non-cash activity for purposes of its consolidated statement of cash flows since transactions conducted with restricted cash have no effect on its cash and cash equivalents.  Supplemental non-cash investing and financing activities relating to CDOs are disclosed below:

	Six Months Ended June 30,
	2013	2012
Restricted cash generated from sale of securities	$135,900	$13,965
Restricted cash generated from sale of loans	$9,318	$—
Restricted cash generated from paydowns on securities and loans	$179,583	$107,340
Restricted cash used for purchases of real estate securities	$—	$37,598
Restricted cash used for purchases of real estate related and other loans	$—	$91,481
Restricted cash used for repayments of CDO bonds payable	$235,883	$22,415
Restricted cash used for purchases of derivative instruments	$—	$168
Restricted cash used for settlement of derivative instruments	$1,563	$—
Restricted cash used to return margin collateral	$—	$1,267

15. RECENT ACTIVITIES

On June 28, 2013, Newcastle entered into an agreement to acquire all of the stock of a media company, which has a business similar to a company in which Newcastle has an existing loan investment, for a purchase price of approximately $82.0 million plus acquisition-related costs.  The acquisition is expected to close in the third quarter of 2013.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2013
(dollars in tables in thousands, except share data)

In July 2013 and August 2013, Newcastle completed the acquisitions of senior living assets located in New York, Florida, North Carolina and Pennsylvania. Each of these acquisitions was accounted for as a business combination, under which all assets acquired and liabilities assumed are recognized at their acquisition-date fair value with acquisition-related costs being expensed as incurred.  For certain properties, Newcastle has retained a portfolio company of a private equity fund managed by an affiliate of the Manager to manage the properties. Pursuant to the management agreements, Newcastle pays management fees equal to (i) 5% of the property’s effective gross income (as defined in the agreements) or  (ii) management fees equal to 6% of the property’s effective gross income (as defined in the agreements) for the first two years and 7% thereafter.  For the other property acquired, Newcastle has retained an affiliate of the Manager to manage the properties. Pursuant to the management agreement, Newcastle pays management fees equal to 6% of the property’s  effective gross income (as defined in the agreement) for the first two years and 7% thereafter.  In addition, Newcastle will reimburse the property manager for certain expenses, primarily the compensation expense associated with the on-site employees.  The following table provides additional information relating to these acquisitions:

			Number of	Number	Purchase	Outstanding	Final Stated
Portfolio	Acquisition Date	Location	Communities	of Beds	Price	Debt (A)	Maturity	Funding Cost
Woodside (B)	July 25, 2013	New York	1	100+	$18,900	$14,100	August 2016	LIBOR + 3.75%	(D)
Florida (B)	August 1, 2013	Florida/North Carolina	15	2,000+	$200,050	$93,364	July 2018	LIBOR + 3.75%	(D)
						$52,875	April 2020	5.50% to 6.76%	(E)
Glen Riddle (C)	August 1, 2013	Pennsylvania	1	100+	$21,150	$16,875	October 2017	LIBOR + 3.75%	(D)

(A)	Investments are financed with non-recourse debt.
(B)	Managed by a portfolio company of a private equity fund managed by an affiliate of the Manager.
(C)	Managed by an affiliate of the Manager.
(D)	These financings have a LIBOR floor of 1%.
(E)	Fixed rate loans that Newcastle assumed from the seller upon acquisition. In this transaction, Newcastle bought down the interest rate for each assumed loan to 4% for the first two years

In June 2013, Newcastle entered into purchase and sale agreements to acquire two senior living assets for purchase prices of approximately $16.5 million and $18.5 million, respectively, plus acquisition-related costs. The assets comprise more than 300 beds in senior living facilities located in Florida and Pennsylvania.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2013
(dollars in tables in thousands, except share data)

16.	PRO FORMA CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The following unaudited pro forma condensed consolidated financial information was derived from the application of pro forma adjustments to the consolidated financial statements of Newcastle. This unaudited pro forma condensed consolidated statement of operations should be read in conjunction with the other information contained in these financial statements and related notes and with Newcastle’s historical consolidated financial statements.

The unaudited pro forma information set forth below reflects the historical information of Newcastle, as adjusted to give effect to the New Residential spin-off transaction.

The unaudited pro forma condensed consolidated statement of operations gives effect to the spin-off of New Residential as if the spin-off had occurred on January 1, 2012 based on New Residential’s historical consolidated statement of operations.

In the opinion of management, all adjustments necessary to reflect the effects of the transaction described above have been included and are based upon available information and assumptions that Newcastle believes are reasonable.

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

These unaudited pro forma condensed consolidated financial statements are provided for information purposes only. The unaudited pro forma condensed consolidated statement of operations does not purport to represent what Newcastle’s results of operations would have been had such transactions been consummated on the date indicated, nor does it represent the  results of operations of either Newcastle or New Residential for any future date or period.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2013
(dollars in tables in thousands, except share data)

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
Three Months Ended June 30, 2013

	Newcastle	Pro Forma	Newcastle
	Consolidated	Adjustments	Consolidated
	Historical (A)	New Residential (B)	Pro Forma

Interest income	$62,824	$(5,863)	$56,961
Interest expense	21,998	(1,253)	20,745
Net interest income	40,826	(4,610)	36,216

Impairment/(Reversal)
Valuation allowance (reversal) on loans	(709)	—	(709)
Other-than-temporary impairment on securities	3,430	(3,756)	(326)
Portion of other-than-temporary impairment on securities recognized in other comprehensive income (loss), net of the reversal of other comprehensive loss into net income (loss)	480	—	480
	3,201	(3,756)	(555)

Net interest income after impairment/reversal	37,625	(854)	36,771

Other Revenues
Rental income	11,721	—	11,721
Care and ancillary income	2,292	—	2,292
Total other revenues	14,013	—	14,013
Other Income (Loss)
Gain (loss) on settlement of investments, net	5,066	(58)	5,008
Gain on extinguishment of debt	—	—	-
Other income (loss), net	3,024	—	3,024
	8,090	(58)	8,032
Expenses
Loan and security servicing expense	1,021	(115)	906
Property operating expenses	8,409	—	8,409
General and administrative expense	9,938	(26)	9,912
Management fee to affiliate	8,148	(1,809)	6,339
Depreciation and amortization	4,070	—	4,070
	31,586	(1,950)	29,636
Income from continuing operations	28,142	1,038	29,180
Preferred dividends	(1,395)	—	(1,395)
Income from continuing operations after preferred dividends	$26,747	$1,038	$27,785
Income from continuing operations per share of common stock, after preferred dividends
Basic	$0.10		$0.11
Diluted	$0.10		$0.10
Weighted Average Number of Shares of Common
Stock Outstanding
Basic	259,228,343		259,228,343
Diluted	265,396,219		265,396,219

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
Six Months Ended June 30, 2013

	Newcastle	Pro Forma	Newcastle
	Consolidated	Adjustments	Consolidated
	Historical (A)	New Residential (B)	Pro Forma

Interest income	$124,156	$(12,019)	$112,137
Interest expense	44,708	(2,152)	42,556
Net interest income	79,448	(9,867)	69,581

Impairment/(Reversal)
Valuation allowance (reversal) on loans	1,525	—	1,525
Other-than-temporary impairment on securities	4,405	(3,756)	649
Portion of other-than-temporary impairment on securities recognized in other comprehensive income (loss), net of the reversal of other comprehensive loss into net income (loss)	44	—	44
	5,974	(3,756)	2,218

Net interest income after impairment/reversal	73,474	(6,111)	67,363

Other Revenues
Rental income	23,195	—	23,195
Care and ancillary income	4,318	—	4,318
Total other revenues	27,513	—	27,513
Other Income (Loss)
Gain (loss) on settlement of investments, net	5,063	(58)	5,005
Gain on extinguishment of debt	1,206	—	1,206
Other income (loss), net	7,591	—	7,591
	13,860	(58)	13,802
Expenses
Loan and security servicing expense	2,055	(108)	1,947
Property operating expenses	16,772	—	16,772
General and administrative expense	14,151	(38)	14,113
Management fee to affiliate	17,713	(4,134)	13,579
Depreciation and amortization	8,149	—	8,149
	58,840	(4,280)	54,560
Income from continuing operations	56,007	(1,889)	54,118
Preferred dividends	(2,790)	—	(2,790)
Income from continuing operations after preferred dividends	$53,217	$(1,889)	$51,328
Income from continuing operations per share of common stock, after preferred dividends
Basic	$0.22		$0.21
Diluted	$0.21		$0.20
Weighted Average Number of Shares of Common Stock Outstanding
Basic	247,249,101		247,249,101
Diluted	252,807,613		252,807,613

(A)	Represents Newcastle’s historical consolidated statement of operations for the three and six months ended June 30, 2013.
(B)
Represents the portion of New Residential’s historical consolidated statement of operations for the period from April 1, 2013 to May 15, 2013 and from January 1, 2013 to May 15, 2013 that is not included in Newcastle’s income (loss) from discontinued operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations is intended to help the reader understand the results of operations and financial condition of Newcastle. The following should be read in conjunction with the unaudited consolidated financial statements and notes thereto included herein, and with Part II, Item 1A, “Risk Factors.”

GENERAL

Newcastle is a real estate investment trust that focuses on opportunistically investing in, and actively managing, a variety of real estate related and other investments. We actively manage a portfolio of real estate related securities, real estate related and other loans, senior living facilities and other assets.  Our investment guidelines are purposefully broad to enable us to make investments in a wide array of assets.  Our objective is to maximize the difference between the yield on our investments and the cost of financing these investments. We often seek to hedge our interest rate risk.  We emphasize portfolio management, asset quality, liquidity, diversification, match funded financing and credit risk management.

We are externally managed and advised by our manager, FIG LLC, an affiliate of Fortress Investment Group LLC (“Fortress”). Fortress is a leading global investment manager with approximately $54.6 billion in assets under management as of June 30, 2013. Through our manager, we have a team of senior investment professionals experienced in real estate capital markets, structured finance and asset management. We believe that these critical skills position us well not only to make prudent investment decisions but also to monitor and manage the credit profile of our investments.

On May 15, 2013, we spun off certain of our investments to New Residential Investment Corp. (“New Residential”), a new publicly traded REIT primarily focused on investing in residential mortgage related assets.  We contributed to New Residential all of our investments in excess mortgage servicing rights (“Excess MSRs”), the non-Agency RMBS we had acquired since the second quarter of 2012, certain Agency ARM RMBS, the residential mortgage loans we had acquired since the beginning of 2013, our interest in a portfolio of consumer loans, and a cash and cash equivalents balance of $181.6 million.  The spin-off was effected as a taxable pro rata distribution by Newcastle of all of the outstanding shares of common stock of New Residential to our common stockholders of record at the close of business on May 6, 2013.  The distribution ratio was one share of New Residential common stock for each share of Newcastle common stock.

We now conduct our business through the following segments: (i) investments in senior living assets financed with non-recourse debt (“non-recourse senior living”), (ii) investments financed with non-recourse collateralized debt obligations (“non-recourse CDOs”), (iii) unlevered investments in deconsolidated Newcastle CDO debt (“unlevered CDOs”), (iv) investments financed with other non-recourse debt (“non-recourse other”), (v) investments and debt repurchases financed with recourse debt (“recourse”), (vi) other unlevered investments (“unlevered other”) and (vii) corporate. With respect to the non-recourse CDOs and non-recourse other segments, Newcastle is generally entitled to receive net cash flows from these structures on a periodic basis. Revenues attributable to each segment, as restated for previously reported periods, are disclosed below (in thousands).

For the Six Months	Non-recourse Senior	Non-Recourse	Unlevered	Non-Recourse		Unlevered		Inter-segment
Ended June 30,	Living	CDOs	CDOs	Other	Recourse	Other	Corporate	Elimination	Total
2013	$26,510	$68,227	$326	$33,777	$9,783	$14,875	$102	$(1,931)	$151,669	(1)
2012	$—	$110,440	$230	$37,487	$1,768	$4,851	$103	$(3,037)	$151,842	(1)

(1)	Excludes $15.1 million and $6.5 million of revenue for the six months ended June 30, 2013 and 2012, respectively, from Excess MSRs which, as previously stated, were spun-off.

Unless otherwise noted, the information provided in Management’s Discussion and Analysis of Financial Condition and Results of Operations reflects only the business segments that remain part of our business following the spin-off of New Residential.

Market Considerations

Our ability to generate income is dependent on, among various other factors, our ability to raise capital and finance investments on favorable terms, deploy capital on a timely basis at attractive returns, and exit investments at favorable yields.  Market conditions outside of our control, such as interest rates, credit spreads and stock market volatility affect these objectives in a variety of ways.

Our ability to execute our business strategy, particularly the growth of our investment portfolio, depends to a significant degree on our ability to obtain additional capital. In the first half of 2013, we successfully accessed the capital markets, issuing 120,750,000 shares for a total net proceeds of $961.3 million.  However, rising interest rates or stock market volatility could impair our ability to raise equity capital on attractive terms.

Interest rates have risen significantly in recent months and may continue to increase, although the timing of further increases is uncertain.  We have investments in both floating and fixed rate real estate related securities and loans, which are affected by interest rates in different ways.  We expect that the value of floating rate assets would not be significantly affected by a changes in interest rates (whether an increase or decrease), since the coupon tracks the movement in rates, while the value of fixed rate assets can be negatively affected by rising interest rates.  However, in general, rising interest rates are usually indicative of a strengthening economic environment, which could reduce the credit risk of some of our investments.  With respect to our fixed rate assets, we believe that the negative impact of rising interest rates could potentially be offset by the positive impact of reduced credit risk.

Our senior living acquisitions have been financed with a combination of fixed and floating rate debt. Rising interest rates would increase the cost of our floating rate financing and negatively impact the returns on our senior living investments. In our view, the senior living sector continues to present an attractive investment opportunity.  We believe projected demand for senior living facilities based on changing demographics and limited new supply creates favorable supply-demand fundamentals. In addition, we avoid pricing competition with other active REIT buyers of large portfolios by targeting smaller high-quality but under-performing portfolios with competitive pricing fundamentals.  We expect to capitalize on our manager’s experience in the sector to generate growth in property-level net operating income through the implementation of operational and structural efficiencies.

Credit spreads also affect the value of our investments in debt securities and loans.  Credit spreads decreased, or “tightened,” in the first half of 2013 relative to 2012, which has had a favorable impact on the value of our portfolio.  Credit spreads measure the yield relative to a specified benchmark that the market demands on securities and loans based on such assets’ credit risk. The value of our portfolio tends to increase when spreads tighten, because under these circumstances the yield on our investments will generally be higher than the yield available on comparable new investments.  However, tightening spreads tend to reduce the yields available on potential new investments.  When spreads increase or “widen,” the potential yields on new investments increase, but the value of our existing investments in debt securities and loans tends to decline.  As a result, widening spreads negatively affect our ability to exit investments at attractive returns.  Credit spreads also affect the cost of financing, with widening spreads tending to increase the cost, and tightening spreads tending to reduce it.

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

See Note 9 to our consolidated financial statements in Part I, Item 1, “Financial Statements” for information regarding the fair value of our investments, and its estimation methodology, as of June 30, 2013.

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

We generally classify the broker and pricing service quotations we receive as level 3A inputs, except for certain liquid securities. They are quoted prices in generally inactive and illiquid markets for identical or similar securities. These quotations are generally received via email and contain disclaimers which state that they are “indicative” and not “actionable” – meaning that the party giving the quotation is not bound to actually purchase the security at the quoted price. These quotations are generally based on models prepared by the brokers, and we have little visibility into the inputs they use. Based on quarterly procedures we have performed with respect to quotations received from these brokers, including comparison to the outputs generated from our internal pricing models and transactions we have completed with respect to these securities, as well as on our knowledge and experience of these markets, we have generally determined that these quotes represent a reasonable estimate of fair value. For the $728.1 million carrying value of securities valued using quotations as of June 30, 2013, a 100 basis point change in credit spreads would impact estimated fair value by approximately $14.4 million.

Our estimation of the fair value of level 3B assets (as described below) involves significant judgment. We validated the inputs and outputs of our models by comparing them to available independent third party market parameters, where available, and models for reasonableness. We believe the assumptions we used are within the range that a market participant would use and factor in the liquidity conditions currently in the markets. In the period ended June 30, 2013, the inputs to our models, including discount rates, prepayment speeds, default rates and severity assumptions, have generally remained consistent with the assumptions used at December 31, 2012, other than certain modifications we have made to the assumptions to reflect conditions relevant to specific assets.

For CMBS and ABS valued with internal models, which have an aggregate fair value of $37.1 million as of June 30, 2013, a 10% unfavorable change in our assumptions would result in the following decreases in such aggregate fair value (in thousands):

	CMBS	ABS
Outstanding face amount	$94,506	$61,740

Fair value	$26,061	$11,047

Effect on fair value with 10% unfavorable change in:
Discount rate	$(423)	$(459)
Prepayment rate	N/A	$(138)
Default rate	$(5,072)	$(84)
Loss severity	$(1,325)	$(396)

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

As of June 30, 2013, we had 7 securities with a carrying amount of $13.0 million that had been downgraded during the period ended June 30, 2013.  We did not record a net other-than-temporary impairment charge on these securities in the period ended June 30, 2013. However, we do not depend on credit ratings in underwriting our securities, either at acquisition or on an ongoing basis. As mentioned above, a credit rating downgrade is one factor that we monitor and consider in our analysis regarding other-than-temporary impairment, but it is not determinative. Our securities generally benefit from the support of one or more subordinate classes of securities or equity or other forms of credit support. Therefore, credit rating downgrades, even to the extent they relate to an expectation that a securitization we have invested in, on an overall basis, has credit issues, may not ultimately impact cash flow estimates for the class of securities in which we are invested.

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

Loans

We invest in loans, including, but not limited to, real estate related and other loans, including corporate bank loans, commercial mortgage loans, residential mortgage loans, manufactured housing loans and subprime mortgage loans. Loans for which we have the intent and ability to hold for the foreseeable future, or until maturity or payoff, are classified as held-for-investment. Loans for which we do not have the intent or the ability to hold for the foreseeable future, or until maturity or payoff, are classified as held-for-sale. Loans are presented in the consolidated balance sheet net of any unamortized discount (or gross of any unamortized premium) and an allowance for loan losses. We determine at acquisition whether loans will be aggregated into pools based on common risk characteristics (credit quality, loan type, and date of origination or acquisition); loans aggregated into pools are accounted for as if each pool were a single loan.

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

Purchase Accounting

The acquisitions of the senior living assets and the liabilities assumed were recorded at fair value. In determining the allocation of the purchase price between net tangible and identified intangible assets acquired and liabilities assumed, management made estimates of the fair value of the tangible and intangible assets and liabilities using information obtained as a result of preacquisition due diligence, marketing, leasing activities, and independent appraisals. Management allocated the purchase price to net tangible and identified intangible assets acquired and liabilities assumed based on their fair values as of the acquisition date. The determination of fair value involved the use of significant judgment and estimation.

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

The FASB has recently issued or discussed a number of proposed standards on such topics as consolidation, financial statement presentation, revenue recognition, leases, financial instruments, hedging, and contingencies. Some of the proposed changes are significant and could have a material impact on Newcastle’s reporting. Newcastle has not yet fully evaluated the potential impact of these proposals, but will make such an evaluation as the standards are finalized.

RESULTS OF OPERATIONS

The following table summarizes the changes in our results of operations for the three and six months ended June 30, 2013 compared to the three and six months ended June 30, 2012 (dollars in thousands):

	Three Months Ended June 30,		Increase (Decrease)
	2013	2012	Amount	%
Interest income	$62,824	$77,956	(15,132)	(19.4%)
Interest expense	21,998	29,462	(7,464)	(25.3%)
Net interest income	40,826	48,494	(7,668)	(15.8%)
Impairment (Reversal)
Valuation allowance (reversal) on loans	(709)	(3,223)	2,514	78.0%
Other-than-temporary impairment on securities, net	3,910	11,722	(7,812)	(66.6%)
	3,201	8,499	(5,298)	(62.3%)
Net interest income (loss) after impairment/reversal	37,625	39,995	(2,370)	(5.9%)
Other Revenues	14,013	515	13,498	N.M.
Other Income (Loss)
Gain (loss) on settlement of investments, net	5,066	(1,177)	6,243	530.4%
Gain on extinguishment of debt	—	39	(39)	(100.0%)
Other income (loss), net	3,024	(3,744)	6,768	180.8%
	8,090	(4,882)	12,972	265.7%
Expenses
Loan and security servicing expense	1,021	1,104	(83)	(7.5%)
Property operating expenses	8,409	231	8,178	N.M.
General and administrative expense	9,938	4,841	5,097	105.3%
Management fee to affiliate	8,148	5,631	2,517	44.7%
Depreciation and amortization	4,070	2	4,068	N.M.
	31,586	11,809	19,777	167.5%
Income (loss) from continuing operations	$28,142	$23,819	$4,323	18.1%

	Six Months Ended June 30,		Increase (Decrease)
	2013	2012	Amount	%
Interest income	$124,156	$150,818	(26,662)	(17.7%)
Interest expense	44,708	59,627	(14,919)	(25.0%)
Net interest income	79,448	91,191	(11,743)	(12.9%)
Impairment (Reversal)
Valuation allowance (reversal) on loans	1,525	(12,254)	13,779	112.4%
Other-than-temporary impairment on securities, net	4,449	13,673	(9,224)	(67.5%)
	5,974	1,419	4,555	321.0%
Net interest income (loss) after impairment/reversal	73,474	89,772	(16,298)	(18.2%)
Other Revenues	27,513	1,024	26,489	N.M.
Other Income (Loss)
Gain (loss) on settlement of investments, net	5,063	3,646	1,417	38.9%
Gain on extinguishment of debt	1,206	20,782	(19,576)	(94.2%)
Other income (loss), net	7,591	(774)	8,365	1080.7%
	13,860	23,654	(9,794)	(41.4%)
Expenses
Loan and security servicing expense	2,055	2,202	(147)	(6.7%)
Property operating expenses	16,772	457	16,315	N.M.
General and administrative expense	14,151	7,003	7,148	102.1%
Management fee to affiliate	17,713	10,607	7,106	67.0%
Depreciation and amortization	8,149	4	8,145	N.M.
	58,840	20,273	38,567	190.2%
Income (loss) from continuing operations	$56,007	$94,177	$(38,170)	(40.5%)

N.M. – Not meaningful.

Interest Income

Three months ended June 30, 2013 compared to the three months ended June 30, 2012

Interest income decreased by $15.1 million during the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 primarily due to (i) a $23.0 million net decrease in interest income as a result of the deconsolidation of CDO X in September 2012, (ii) a $1.4 million decrease in interest income as a result of the sale of the assets in CDO IV in May 2013 and (iii) a $0.7 million decrease in interest income from loan paydowns, partially offset by (i) a $4.6 million net increase in interest income as a result of new investments including investments that were spun-off on May 15, 2013 and (ii) a $5.4 million net increase due to the recognition of interest income related to the discount on a loan that was paid off during the three months ended June 30, 2013.

Six months ended June 30, 2013 compared to the six months ended June 30, 2012

Interest income decreased by $26.7 million during the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 primarily due to (i) a $46.4 million net decrease in interest income as a result of the deconsolidation of CDO X in September 2012, (ii) a $1.4 million decrease in interest income as a result of the sale of the assets in CDO IV in May 2013 and (iii) a $2.1 million decrease in interest income from loan paydowns, partially offset by (i) a $17.8 million net increase in interest income as a result of new investments including investments that were spun-off on May 15, 2013 and (ii) a $5.4 million net increase due to the recognition of interest income related to the discount on a loan that was paid off during the six months ended June 30, 2013.

Interest Expense

Three months ended June 30, 2013 compared to the three months ended June 30, 2012

Interest expense decreased by $7.5 million primarily due to (i) a $1.9 million decrease in interest expense on debt as a result of the paydowns and repurchases of our CDO debt obligations and the deconsolidation of CDO X in September 2012 and (ii) an $8.8 million decrease in interest expense on derivatives as a result of the termination of interest rate swaps, decreases in swap notional amounts, and changes in interest rates. The decreases described above were partially offset by a $1.3 million increase in mortgage interest expense as a result of the acquisition of senior living assets in 2012 and a $1.9 million net increase in interest expense primarily due to a higher outstanding balance of repurchase agreement financing on our FNMA/FHLMC securities and non-agency RMBS.

Six months ended June 30, 2013 compared to the six months ended June 30, 2012

Interest expense decreased by $14.9 million primarily due to (i) a $4.1 million decrease in interest expense on debt as a result of the paydowns and repurchases of our CDO debt obligations and the deconsolidation of CDO X in September 2012 and (ii) a $17.2 million decrease in interest expense on derivatives as a result of the termination of interest rate swaps, decreases in swap notional amounts, and changes in interest rates. The decreases described above were partially offset by a $2.5 million increase in mortgage interest expense as a result of the acquisition of senior living assets in 2012 and a $3.9 million net increase in interest expense primarily due to a higher outstanding balance of repurchase agreement financing on our FNMA/FHLMC securities and non-agency RMBS.

Valuation Allowance (Reversal) on Loans

Three months ended June 30, 2013 compared to the three months ended June 30, 2012

The valuation allowance (reversal) on loans changed by $2.5 million primarily due to a $4.7 million change related to our real estate and other loans during the three months ended June 30, 2013 as compared to the three months ended June 30, 2012.  This change was a result of write-downs recorded in the 2013 period as compared to a reversal of the valuation allowance recorded during the 2012 period as a result of the general improvement in market conditions during the 2012 period.  This change was partially offset by a $2.2 million lower net valuation allowance on our manufactured housing loans and residential mortgage loans in the 2013 period than in the 2012 period as a result of market conditions improving more in the 2013 period than in the 2012 period.

Six months ended June 30, 2013 compared to the six months ended June 30, 2012

The valuation allowance (reversal) on loans changed by $13.8 million primarily due to a $16.7 million change related to our real estate and other loans during the six months ended June 30, 2013 as compared to the six months ended June 30, 2012.  This change was a result of write-downs recorded in the 2013 period as compared to a reversal of the valuation allowance recorded during the 2012 period as a result of the general improvement in market conditions during the 2012 period.  This change was partially offset by a $2.9 million lower net valuation allowance on our manufactured housing loans and residential mortgage loans in the 2013 period than in the 2012 period as a result of market conditions improving more in the 2013 period than in the 2012 period.

Other-than-temporary Impairment on Securities, Net

Three months ended June 30, 2013 compared to the three months ended June 30, 2012

The other-than-temporary impairment on securities decreased $7.8 million primarily due to market conditions improving in the quarter ended June 2013.  We recorded an impairment charge of $0.1 million on 3 securities which were not part of the spin-off during the quarter ended June 30, 2013, compared to an impairment charge of $11.7 million on 8 securities during the quarter ended June 30, 2012. This was partially offset by $3.8 million of impairment recognized during the three months ended June 30, 2013 on FNMA/FHLMC securities and non-Agency RMBS in connection with the spin-off of New Residential.

Six months ended June 30, 2013 compared to the six months ended June 30, 2012

The other-than-temporary impairment on securities decreased $9.2 million primarily due to market conditions improving in 2013.  We recorded an impairment charge of $0.7 million on 4 securities which were not part of the spin-off during the six months ended June 30, 2013, compared to an impairment charge of $13.7 million on 10 securities during the six months ended June 30, 2012. This was partially offset by $3.8 million of impairment recognized during the six months ended June 30, 2013 on FNMA/FHLMC securities and non-Agency RMBS in connection with the spin-off of New Residential.

Other Revenues

Three months ended June 30, 2013 compared to the three months ended June 30, 2012

The other revenues increased by $13.5 million primarily due to the acquisitions of the senior living assets since July 2012.

Six months ended June 30, 2013 compared to the six months ended June 30, 2012

The other revenues increased by $26.5 million primarily due to the acquisitions of the senior living assets since July 2012.

Gain (Loss) on Settlement of Investments, Net

Three months ended June 30, 2013 compared to the three months ended June 30, 2012

The net gain on settlement of investments increased $6.2 million. During the three months ended June 30, 2013, as part of the sale of the assets in CDO IV in May 2013, Newcastle recorded a gain of $4.2 million on the sale of the assets and a $0.8 million gain on the CDO IV hedge termination. During the three months ended June 30, 2012, we recorded a net loss of $1.2 million on 10 securities that were sold during the quarter.

Six months ended June 30, 2013 compared to the six months ended June 30, 2012

The net gain on settlement of investments increased $1.4 million. During the six months ended June 30, 2013, as part of the sale of the assets in CDO IV in May 2013, Newcastle recorded a gain of $4.2 million on the sale of the assets and a $0.8 million gain on the CDO IV hedge termination. During the six months ended June 30, 2012, we recorded a net gain of $3.6 million on 20 securities that were sold during the period.

Gain (Loss) on Extinguishment of Debt

Three months ended June 30, 2013 compared to the three months ended June 30, 2012

There were no significant gains recorded on the extinguishment of debt in either period.

Six months ended June 30, 2013 compared to the six months ended June 30, 2012

The gain on extinguishment of debt decreased by $19.6 million due to a lower face amount and a higher average price of debt repurchased in the six months ended June 30, 2013 compared to the six months ended June 30, 2012. We repurchased $10.9 million face amount of our own CDO debt at an average price of 88.8% of par during the six months ended June 30, 2013 compared to $30.1 million face amount of CDO bonds and other bonds payable repurchased at an average price of 30.5% of par during the six months ended June 30, 2012.

Other Income (Loss), Net

Three months ended June 30, 2013 compared to the three months ended June 30, 2012

Other income increased by $6.8 million primarily due to unrealized losses recognized on certain interest rate swap agreements that were de-designated as accounting hedges during the quarter ended June 30, 2012.

Six months ended June 30, 2013 compared to the six months ended June 30, 2012

Other income increased by $8.4 million primarily due to (i) $7.0 million of unrealized losses recognized on certain interest rate swap agreements that were de-designated as accounting hedges during the six months ended June 30, 2012 and (ii) a $1.4 million greater increase in the fair value of certain non-hedge interest rate swap agreements as a result of changes in interest rates in the six months ended June 30, 2013 compared to the six months ended June 30, 2012.

Loan and Security Servicing Expense

Three months ended June 30, 2013 compared to the three months ended June 30, 2012

Loan and security servicing expense remained relatively stable during the quarter ended June 30, 2013 compared to the quarter ended June 30, 2012.

Six months ended June 30, 2013 compared to the six months ended June 30, 2012

Loan and security servicing expense remained relatively stable during the six months ended June 30, 2013 compared to the six months ended June 30, 2012.

Property Operating Expenses

Three months ended June 30, 2013 compared to the three months ended June 30, 2012

The property operating expenses increased $8.2 million due to the acquisitions of the senior living assets since July 2012.

Six months ended June 30, 2013 compared to the six months ended June 30, 2012

The property operating expenses increased $16.3 million due to the acquisitions of the senior living assets since July 2012.

General and Administrative Expense

Three months ended June 30, 2013 compared to the three months ended June 30, 2012

General and administrative expense increased by $5.1 million primarily due to an increase in professional fees related to the New Residential spin-off, the investments in senior living assets and other investments.

Six months ended June 30, 2013 compared to the six months ended June 30, 2012

General and administrative expense increased by $7.1 million primarily due to an increase in professional fees related to the New Residential spin-off, the investments in senior living assets and other investments.

Management Fee to Affiliate

Three months ended June 30, 2013 compared to the three months ended June 30, 2012

Management fees increased by $2.5 million primarily due to (i) an increase in gross equity as a result of our public offerings of common stock in 2012 and 2013, and (ii) an increase in property management fees in connection with the acquisitions of senior living assets since July 2012, partially offset by the decrease in gross equity of $1.2 billion due to the New Residential spin-off.

Six months ended June 30, 2013 compared to the six months ended June 30, 2012

Management fees increased by $7.1 million primarily due to (i) an increase in gross equity as a result of our public offerings of common stock in 2012 and 2013, and (ii) an increase in property management fees in connection with the acquisitions of senior living assets since July 2012, partially offset by the decrease in gross equity of $1.2 billion due to the New Residential spin-off.

Depreciation and Amortization

Three months ended June 30, 2013 compared to the three months ended June 30, 2012

The depreciation and amortization expense increased $4.1 million due to the acquisitions of the senior living assets since July 2012.

Six months ended June 30, 2013 compared to the six months ended June 30, 2012

The depreciation and amortization expense increased $8.1 million due to the acquisitions of the senior living assets since July 2012.

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

Cash flow provided by operations constitutes a critical component of our liquidity.  Essentially, our cash flow provided by operations is equal to (i) revenues received from our senior living portfolios, (ii) the net cash flow from our CDOs that have not failed their over collateralization or interest coverage tests, plus (iii) the net cash flow from our non-CDO investments that are not subject to mandatory debt repayment, including principal and sales proceeds, less (iv) operating expenses

(primarily management fees, property operating expenses, professional fees and insurance), less (v) interest on the junior subordinated notes payable and less (vi) preferred dividends.

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

Update on Liquidity, Capital Resources and Capital Obligations

Certain details regarding our liquidity, current financings and capital obligations as of August 5, 2013 are set forth below:

•	Unrestricted Cash Available to Invest after Commitments – We are currently fully invested after commitments;
•
Margin Exposure and Recourse Financings – We have margin exposure on a $60.0 million repurchase agreement related to the financing of our purchase from a third party financial institution of certain repackaged Newcastle CDO VIII debt (treated as linked transactions) and a $352.4 million repurchase agreement related to the financing of FNMA/FHLMC securities.

The following table compares our recourse financings excluding the junior subordinated notes (in thousands):

Recourse Financings	August __,2013	June 30, 2013	December 31, 2012
CDO Securities	$—	$—	$1,415

Non-agency RMBS	—	—	150,922

Linked transactions	59,968	59,968	—
Non-FNMA/FHLMC recourse financings	59,968	59,968	152,337

FNMA/FHLMC securities (1)	352,361	311,276	772,855
Total recourse financings	$412,329	$371,244	$925,192

(1)	The FNMA/FHLMC recourse financing will mature in August 2013.

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

Investment Portfolio

The following summarizes our consolidated investment portfolio at June 30, 2013 (dollars in millions).

	Outstanding Face Amount	Amortized Cost Basis (1)	Percentage of Total Amortized Cost Basis	Carrying Value	Number of Investments	Credit (2)	Weighted Average Life (years) (3)
Investment
Commercial Real Estate Debt & Other Assets
Commercial Assets
CMBS	$353	$227	11.1%	$281	51	BB-	3.6
Mezzanine Loans	431	350	17.1%	350	15	80%	1.0
B-Notes	111	94	4.6%	94	4	77%	1.1
Whole Loans	30	30	1.5%	30	2	48%	0.7
CDO Securities (4)	93	66	3.2%	69	5	BB	2.9
Other Investments (5)	68	68	3.3%	68	3	—	—
Total Commercial Assets	1,086	835	40.8%	892			2.1

Residential Assets
MH and Residential Loans	307	271	13.2%	271	8,316	705	5.8
Non-Agency RMBS	108	42	2.1%	59	34	CCC	4.8
Real Estate ABS	8	—	0.0%	—	1	C	4.4
	423	313	13.3%	330			5.5
FNMA/FHLMC securities	312	329	16.1%	329	39	AAA	3.7
Total Residential Assets	735	642	31.4%	659			4.7

Corporate Assets
REIT Debt	29	29	1.4%	31	5	BB+	2.1
Corporate Bank Loans	783	363	17.8%	363	7	CC	1.5
Total Corporate Assets	812	392	19.2%	394			1.5

Total Real Estate Debt & Other Assets	2,633	1,869	91.4%	1,945			2.7

Senior Living Properties Investments(6)	188	175	8.6%	175	12	—	--

Total Portfolio/Weighted Average	$2,821	$2,044	100.0%	$2,120			2.7

Reconciliation to GAAP total assets:
Other Assets
Subprime mortgage loans subject to call option (7)				406
Other commercial real estate				7
Cash and restricted cash				278
Other				34
GAAP total assets				$2,845

WA – Weighted average, in all tables.
(1)	Net of impairment.
(2)
Credit represents the weighted average of minimum rating for rated assets, the loan-to-value ratio (based on the appraised value at the time of purchase or refinancing) for non-rated commercial assets, or the FICO score for non-rated residential assets and an implied AAA rating for FNMA/FHLMC securities. Ratings provided above were determined by third party rating agencies, represent the most recent credit ratings available as of the reporting date and may not be current.

(3)	Weighted average life is based on the timing of expected principal reduction on the asset.
(4)	Represents non-consolidated CDO securities, excluding eight securities with a zero value, which had an aggregate face amount of $108.6 million.
(5)	Represents $25 million of equity investment in a real estate owned property and $43 million relating to a linked transaction.
(6)	Face amount of senior living property investments represents the gross carrying amount, including intangibles, which excludes accumulated depreciation and amortization.
(7)
Our subprime mortgage loans subject to call option are excluded from the statistics because they result from an option, not an obligation, to repurchase such loans, are noneconomic until such option is exercised, and are offset by an equal liability on the consolidated balance sheet.

The following table reflects the spread between the yield and the cost of financing our portfolio of financial instruments at June 30, 2013:

Weighted average asset yield	8.76%
Weighted average funding cost	1.91%
Net interest spread	6.85%

On June 28, 2013, Newcastle entered into an agreement to acquire all of the stock of a media company, which has a business similar to a company in which Newcastle has an existing loan investment.  Newcastle expects to invest $47.0 million in equity and obtain $35.0 million in financing to fund the purchase price of approximately $82.0 million.  The acquisition is expected to close in the third quarter of 2013.

CMBS

Deal Vintage (A)	Average Minimum Rating (B)	Number	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Delinquency 60+/FC/REO (C)	Principal Subordination (D)	Weighted Average Life (years) (E)
Pre 2004	CCC+	6	$14,615	$12,813	5.6%	$12,433	12.4%	29.8%	1.0
2004	BB+	9	33,703	26,311	11.6%	29,995	2.9%	2.3%	1.9
2005	BB-	9	80,133	31,185	13.7%	59,218	4.3%	6.7%	2.2
2006	B+	16	123,774	72,657	32.0%	86,378	5.9%	7.7%	3.9
2007	CCC+	3	13,237	2,559	1.1%	3,305	5.6%	7.2%	0.9
2010	BB	3	35,000	33,085	14.6%	36,784	0.0%	2.0%	7.3
2011	BB+	5	52,215	48,671	21.4%	53,355	0.0%	3.6%	5.0
Total / WA	BB-	51	$352,677	$227,281	100.0%	$281,468	4.0%	6.7%	3.6
(A)	The year in which the securities were issued.
(B)
Ratings provided above were determined by third party rating agencies, represent the most recent credit ratings available as of the reporting date and may not be current. We had no CMBS assets that were on negative watch for possible downgrade by at least one rating agency as of June 30, 2013.

(C)	The percentage of underlying loans that are 60+ days delinquent, in foreclosure or considered real estate owned (REO).
(D)	The percentage of the outstanding face amount of securities that is subordinate to our investments.
(E)	Weighted average life is based on the timing of expected principal reduction on the asset.

Mezzanine Loans, B-Notes and Whole Loans

Asset Type	Number	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Weighted Average First Dollar Loan to Value (A)	Weighted Average Last Dollar to Loan Value (A)	Delinquency (B)
Mezzanine Loans	15	$430,584	$350,127	73.9%	$350,127	69.0%	79.6%	2.8%
B-Notes	4	110,944	94,040	19.8%	94,040	65.4%	76.7%	0.0%
Whole Loans	2	29,923	29,923	6.3%	29,923	0.0%	48.4%	0.0%
Total/WA	21	$571,451	$474,090	100.0%	$474,090	64.7%	77.4%	2.1%

(A)	Loan to value is based on the appraised value at the time of purchase or refinancing.
(B)	The percentage of underlying loans that are non-performing, in foreclosure, under bankruptcy filing or considered real estate owned.

CDO Securities (A)

Collateral Manager	Primary Collateral Type	Number	Average Minimum Rating (B)	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Principal Subordination (C)
Third Party	CMBS	1	CC	$5,500	$3,325	5.0%	$3,988	56.7%
Newcastle	CMBS	3	CCC-	17,810	3,190	4.8%	5,440	16.1%
Newcastle	ABS	1	BBB	69,379	59,978	90.2%	60,012	53.2%
TOTAL/WA		5	BB	$92,689	$66,493	100.0%	$69,440	46.3%

(A)	Represents non-consolidated CDO securities, excluding eight securities with a zero value, which had an aggregate face amount of $108.6 million.
(B)
Ratings provided above were determined by third party rating agencies, represent the most recent credit ratings available as of the reporting date and may not be current. We had no CDO assets that were on negative watch for possible downgrade by at least one rating agency as of June 30, 2013.

(C)	The percentage of the outstanding face amount of securities that is subordinate to our investments.

Manufactured Housing and Residential Loans

Deal	Average FICO Score (A)	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Average Loan Age (years)	Original Balance	Delinquency 90+/FC/REO (B)	Cumulative Loss to Date
Manufactured Housing Loans Portfolio I	702	$111,154	$93,236	34.4%	$93,236	11.6	$327,855	0.9%	9.2%

Manufactured Housing Loans Portfolio II	702	143,608	138,022	51.0%	138,022	14.1	434,739	1.4%	7.6%

Residential Loans Portfolio I	719	48,111	35,889	13.3%	35,889	9.8	646,357	11.2%	0.5%

Residential Loans Portfolio II	737	3,775	3,538	1.3%	3,538	8.5	83,950	0.0%	0.0%
Total / WA	705	$306,648	$270,685	100.0%	$270,685	12.5	$1,492,901	2.7%	7.0%

(A)
Based on updated FICO scores provided by the loan servicer of the manufactured housing loan portfolios and original FICO scores for the residential loan portfolios as the loan servicers of the residential loan portfolios do not provide updated FICO scores.

(B)	The percentage of loans that are 90+ days delinquent or in foreclosure or considered real estate owned (REO).

Non-Agency RMBS (A)

	Security Characteristics
Vintage (B)	Average Minimum Rating (C)	Number of Securities	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Principal Subordination (D)	Excess Spread (E)
Pre 2004	D	3	$1,247	$177	0.4%	$627	4.0%	4.5%
2004	CCC	5	8,330	1,367	3.2%	2,768	4.0%	2.4%
2005	CC	17	49,584	7,937	18.8%	14,235	16.5%	3.8%
2006	B+	5	36,558	24,551	58.2%	31,033	41.6%	4.1%
2007	CCC-	4	12,150	8,199	19.4%	10,459	24.6%	4.2%

Total / WA	CCC	34	$107,869	$42,231	100.0%	$59,122	24.8%	3.8%

	Collateral Characteristics
Vintage (B)	Average Loan Age (years)	Collateral Factor (F)	3 Month CPR (G)	Delinquency (H)	Cumulative Losses to Date
Pre 2004	10.2	0.06	14.5%	16.6%	2.5%
2004	8.9	0.13	13.4%	14.2%	3.3%
2005	8.2	0.20	13.3%	26.9%	11.6%
2006	7.3	0.25	9.5%	21.7%	22.3%
2007	6.5	0.38	11.4%	26.4%	27.0%

Total / WA	7.8	0.23	11.8%	24.0%	16.2%

(A)
This includes subprime retained securities in the securitization of Subprime Portfolio I. For further information on this securitization, see Note 5 to our consolidated financial statements included herein.

(B)	The year in which the securities were issued.
(C)
Ratings provided above were determined by third party rating agencies, represent the most recent credit ratings available as of the reporting date and may not be current. We had $14.4 million of ABS assets that were on negative watch for possible downgrade by at least one rating agency as of June 30, 2013.

(D)	The percentage of the outstanding face amount of securities and residual interests that is subordinate to our investments.
(E)	The annualized amount of interest received on the underlying loans in excess of the interest paid on the securities, as a percentage of the outstanding collateral balance.
(F)	The ratio of original unpaid principal balance of loans still outstanding.
(G)	Three month average constant prepayment rate.
(H)	The percentage of underlying loans that are 90+ days delinquent, or in foreclosure or considered real estate owned (REO).

Agency ARM RMBS (FNMA/FHLMC Securities)

						Weighted Average
								Periodic Cap
Months to Reset (A)	Number of Securities	Outstanding Face Amount	Amortized Cost Basis (G)	Percentage of Total Amortized Cost Basis	Carrying Value (G)	Coupon	Margin	1st Coupon Adj (B)		Subsequent Coupon Adj (C)	Lifetime Cap (D)	Months to Reset (F)
1-12	26	$175,988	$185,379	56.4%	$187,095	2.54%	1.93%	N/A	(E)	2.00%	10.01%	7
13-24	4	53,137	56,430	17.1%	56,119	3.42%	1.82%	5.00%		2.00%	8.43%	22
25-36	8	66,408	70,108	21.3%	69,474	3.16%	1.82%	4.76%		2.00%	8.16%	30
Over 36	1	16,126	16,752	5.2%	16,633	2.51%	1.88%	5.00%		2.00%	7.51%	39

	39	$311,659	$328,669	100.0%	$329,321	2.82%	1.88%	4.88%		2.00%	9.22%	16

(A)
Of these investments, 74.4% reset based on 12 month LIBOR index, 22.8% reset based on the 1 year Treasury Constant Maturity Rate and 2.8% reset based on the 12 month Treasury Average.  After the initial fixed rate period, 97.2% of these securities reset annually and 2.8% reset monthly.

(B)	Represents the maximum change in the coupon at the end of the fixed rate period.
(C )	Represents the maximum change in the coupon at each reset date subsequent to the first coupon adjustment.
(D)	Represents the maximum coupon on the underlying security over its life.
(E)
Not applicable as 25 of the securities (99% of the current face of this category) are past the first coupon adjustment period.  The remaining security (1% of the current face of this category) has a maximum change in the coupon of 5.0% at the end of the fixed rate period.

(F)	Represents the current weighted average months to the next interest rate reset.
(G)	Amortized cost basis and carrying value excludes $6.5 million of principal receivables as of June 30, 2013.

REIT Debt

Industry	Average Minimum Rating (A)	Number	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value

Retail	A-	1	$4,500	$4,058	14.2%	$4,959
Diversified	B-	1	12,000	11,992	42.0%	12,240
Multifamily	BBB	1	5,000	4,971	17.4%	5,276
Healthcare	BBB+	2	7,700	7,528	26.4%	8,584
Total / WA	BB+	5	$29,200	$28,549	100.0%	$31,059

Corporate Bank Loans

Industry	Average Minimum Rating (A)	Number	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value

Media	CCC-	2	$540,692	$209,092	57.5%	$209,092
Resorts	NR	3	217,351	141,664	39.0%	141,664
Restaurant	B	2	25,405	12,581	3.5%	12,581
Total / WA	CC	7	$783,448	$363,337	100.0%	$363,337

(A)
Ratings provided above were determined by third party rating agencies, represent the most recent credit ratings available as of the reporting date and may not be current. We had no corporate assets that were on negative watch for possible downgrade by at least one rating agency as of June 30, 2013.

Senior Living Portfolio

Investment characteristics:

					Costs Capitalized		Accumulated Depreciation/ Amortization
					Subsequent	Gross	and	Net
		Number of	Number of	Purchase	to	Carrying	Closing	Carrying	Outstanding
Portfolio	Acquisition Date	Communities	Beds	Price (A)	Acquisition	Amount	Adjustments	value (B)	Debt
As of June 30, 2013:
BPM	July 2012	8	836	$143,300	$540	$143,840	$(11,294)	$132,546	$(88,400)
Utah	November 2012	3	359	22,578	402	22,980	(1,593)	21,387	(16,000)
Courtyards	December 2012	1	230	21,500	37	21,537	(932)	20,605	(16,125)
		12	1,425	187,378	979	188,357	(13,819)	174,538	(120,525)
Subsequent Acquisitions:
Woodside	July 2013	1	111	18,900	—	18,900	—	18,900	(14,100)
Florida	August 2013	15	2,116	200,050	—	200,050	—	200,050	(146,239)
Glen Riddle	August 2013	1	128	21,150	—	21,150	—	21,150	(16,875)
		17	2,355	240,100	—	240,100	—	240,100	(177,214)
Total		29	3,780	$427,478	$979	$428,457	$(13,819)	$414,638	$(297,739)

Performance Information:

				Average Revenue
	Average Occupancy			Per Occupied Bed (C)
	Three Months	Six Months		Three Months	Six Months
	Ended	Ended		Ended	Ended
Portfolio	June 30, 2013	June 30, 2013	At Acquisition	June 30, 2013	June 30, 2013	At Acquisition
BPM	91.8%	90.8%	87.7%	$4,389	$4,313	$4,208
Utah	76.7%	78.4%	82.0%	2,430	2,412	2,428
Courtyards	89.2%	89.9%	88.8%	2,435	2,435	2,385

(A)	Includes intangible assets.
(B)	Combined GAAP carrying value of long-lived assets and resident lease intangibles, net of accumulated depreciation and amortization.
(C)	Total monthly revenue divided by the average number of occupied beds.

Debt Obligations

Our debt obligations, as summarized in Note 8 to our consolidated financial statements included herein, existing at June 30, 2013 (gross of $3.0 million of discounts) had contractual maturities as follows (in thousands):

	Nonrecourse	Recourse	Total
Period from July 1, 2013 through December 31, 2013	$543	$311,276	$311,819
2014	1,713	—	1,713
2015	2,274	—	2,274
2016	2,305	—	2,305
2017	32,763	—	32,763
2018	1,855	—	1,855
Thereafter	1,547,755	—	1,547,755
Total	$1,589,208	$311,276	$1,900,484

Certain of the debt obligations included above are obligations of our consolidated subsidiaries which own the related collateral.  In some cases, including the CDO Bonds Payable and Other Bonds Payable, such collateral is not available to other creditors of ours.

The financing of our senior living facilities as well as our other non-CDO debt obligations contain various customary loan covenants. We were in compliance with all of the covenants in our non-CDO financings as of June 30, 2013. In addition, as of June 30, 2013, we had complied with the general investment guidelines adopted by our board of directors that limit total leverage.

The following table provides additional information regarding short-term borrowings. The outstanding short-term borrowings were used to finance certain of our investments in FNMA/FHLMC securities and our investments in certain senior notes issued by Newcastle CDO VIII. The FNMA/FHLMC repurchase agreements have full recourse to Newcastle.

			Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
	Outstanding Balance at June 30, 2013		Average Daily Amount Outstanding	Maximum Amount Outstanding	Weighted Average Interest Rate	Average Daily Amount Outstanding	Maximum Amount Outstanding	Weighted Average Interest Rate
FNMA/FHLMC	$311,276	*	$801,520	$1,351,728	0.41%	$848,530	$1,351,728	0.43%
Non-Agency RMBS	—		133,178	302,033	2.15%	143,804	302,033	2.18%
Linked transactions	59,968		59,968	59,968	1.69%	59,968	59,968	1.69%

*All of which was recourse to us.

The short-term financing related to the CDO VI repurchase agreement was repaid in full in January 2013. The non-Agency RMBS repurchase agreements were transferred to New Residential as part of the distribution on May 15, 2013.  The weighted average differences between the fair value of the assets and the face amount of financing for the FNMA/FHLMC securities and linked transaction repurchase agreements were 5% and 42%, respectively, during the six months ended June 30, 2013.

In the first six months of 2013, we purchased $715.9 million principal balance of FNMA/FHLMC securities (primarily one-year ARMs) for approximately $756.3 million, using $37.8 million of unrestricted cash and financed with $718.5 million of repurchase agreements. On May 15, 2013, $611.1 million principal balance of these FNMA/FHLMC securities were spun out to New Residential along with $613.7 million of related repurchase agreements. The remaining $104.8 million of repurchase agreements bear interest at 0.38%, mature in August 2013, and are subject to customary margin call provisions.

In the first six months of 2013, we repurchased $10.9 million face amount of CDO bonds for $9.7 million. As a result, we extinguished $10.9 million face amount of CDO debt and recorded a gain on extinguishment of debt of $1.2 million.

In June 2013, Newcastle completed the sale of 100% of the assets in CDO IV. Newcastle sold $153.4 million face amount of collateral at an average price of 95% of par, or $145.2 million. Subsequently, Newcastle paid off $71.9 million of outstanding third party debt and terminated the CDO. This transaction resulted in approximately $73.3 million of proceeds to Newcastle of which approximately $5.3 million was received in Newcastle CDO VIII. Newcastle recovered par on $59.5 million of CDO debt which had been repurchased in the past at an average price of 52% of par and $8.0 million of proceeds on its subordinated interests. In connection with this transaction, we recorded a net gain on sale of assets of $4.2 million and a $0.8 million gain on hedge termination during the three months ended June 30, 2013.

Each of our CDO financings contains tests that measure the amount of over collateralization and excess interest in the transaction. At issuance, each of our CDOs passed all of these tests. Failure to satisfy these tests would generally cause (or has caused) the cash flow that would otherwise be distributed to the more junior classes of securities (including those held by Newcastle) to be redirected to pay down the most senior class of securities outstanding until the tests are satisfied. As a result, our cash flow and liquidity are negatively impacted upon such a failure, and the impact could be (and has been) material. The table set forth below presents data, including the most recent quarterly cash flows received by Newcastle, for each of our consolidated CDOs, and sets forth which of the CDOs have satisfied these tests in the most recent quarter. The amounts set forth are as of June 30, 2013 unless otherwise noted (dollars in thousands). For those CDOs that have failed their applicable over collateralization tests, the impact of failing is already reflected in the cash flow set forth in the table. For those CDOs that have satisfied their applicable over collateralization tests, we could potentially lose substantially all of the cash flows from those CDOs in future quarters if we fail to satisfy the tests in the future. The amounts in the table reflect data at the CDO level and thus are different from the GAAP balance sheet due to intercompany amounts eliminated in Newcastle’s consolidated balance sheet.

	CDO VI			CDO VIII			CDO IX
Balance Sheet:
Assets Face Amount		$173,682			$757,465			$676,950
Assets Fair Value		121,198			573,935			517,848

Issued Debt Face Amount (1)		91,797			484,149			389,210
Derivative Net Liabilities Fair Value		11,506			8,437			—
Cash Receipts:
Quarterly net cash receipts (2)		$112			$7,115			$7,516

Collateral Composition (3):	Face	Fair Value		Face	Fair Value		Face	Fair Value
CMBS	$103,176	$78,325	BB-	$144,636	$120,113	BB-	$80,701	$82,080	BB
REIT Debt	29,200	31,059	BB+	—	—	—	—	—	—
ABS	41,306	11,814	CC	68,292	59,668	B	2,967	2,967	BBB+
Bank Loans	—	—	—	225,952	144,974	C	188,097	124,542	C
Mezzanine Loans / B-Notes / Whole Loans	—	—	—	257,085	224,986	CCC	314,366	258,110	CCC
CDO	—	—	—	61,500	24,194	D	68,162	36,569	CCC+
Residential Loans	—	—	—	—	—	—	3,774	3,599	NR
Other Investments	—	—	—	—	—	—	18,883	9,981	—
Cash for Reinvestment	—	—	—	—	—	—	—	—	—
Total	$173,682	$121,198	B+	$757,465	$573,935	CCC	$676,950	$517,848	CCC

Collateral on Negative Watch (4)	$1,489			$—			$12,939

CDO Cash Flow Triggers (5):
Over Collateralization (6):
As of Jun-2013 remittance
Cushion (Deficit) ($)		$(177,471)			$85,944			$146,341
As of Jul-2013 remittance
Cushion (Deficit) ($)		$(177,409)			$92,487			$152,890
Interest Coverage (6):
As of Jun-2013 remittance
Cushion (Deficit) (%)		(212.7%)			521.1%			660.6%
As of Jul-2013 remittance
Cushion (Deficit) (%)		(231.0%)			316.1%			461.9%
CDO Overview:
Effective		Aug-05			Mar-07			Jul-07
Reinvestment Period End (7)		Passed			Passed			Passed
Optional Call (8)		Passed			Passed			Passed
Auction Call (9)		Apr-15			Nov-16			May-17
WA Debt Spread (bps) (10)		50			55			70

See notes on next page.

(1)	Includes CDO bonds issued to third parties and held by Newcastle’s consolidated CDOs.

(2)
Represents net cash received from each CDO based on all of our interests in such CDO (including senior management fees but excluding principal received from senior CDO bonds owned by Newcastle) for the six months ended June 30, 2013.  Cash receipts for this period include $0.7 million of senior collateral management fees, and may not be indicative of cash receipts for subsequent periods. Excluded from the quarterly net cash receipts was $5.3 million of unrestricted cash received from principal repayments on senior CDO bonds owned by Newcastle.  This cash represents a return of principal and the realization of the difference between par and the discounted purchase price of these bonds. See “Cautionary Note Regarding Forward Looking Statements” for risks and uncertainties that could cause our receipts for subsequent periods to differ materially from these amounts.

(3)
Collateral composition is calculated as a percentage of the face amount of collateral and includes CDO bonds of $121.4 million and other bonds and notes payable of $20.5 million issued by Newcastle, and bank loans of $90.5 million, collateralized by Newcastle CDO VI bonds, real estate properties and a third party CDO security, which are eliminated in consolidation. The fair value of these CDO bonds, other bonds and notes payable, and bank loans was $53.7 million, $18.2 million and $83.6 million at June 30, 2013, respectively. Also reflected are weighted average credit ratings, which were determined by third party rating agencies, represent the most recent credit ratings available as of the reporting date and may not be current.

(4)
Represents the face amount of collateral on negative watch for possible downgrade by at least one rating agency (Moody’s, S&P or Fitch) as of the determination date in June 2013 for all CDOs. The amount does not include any bonds issued by Newcastle, which are eliminated in consolidation and not reflected in the investment portfolio disclosures.

(5)
Each of our CDO financings contains tests that measure the amount of over collateralization and excess interest in the transaction. Failure to satisfy these tests would cause the principal and/or interest cashflow that would otherwise be distributed to more junior classes of securities (including those held by Newcastle) to be redirected to pay down the most senior class of securities outstanding until the tests are satisfied. As a result, our cash flow and liquidity are negatively impacted upon such a failure, and the impact could be material. Each CDO contains tests at various over collateralization and interest coverage percentage levels. The trigger percentages used above represent the first threshold at which cashflows would be redirected as described in this footnote. The data presented is as of the most recent remittance date on or before June 30, 2013 and may change or have changed subsequent to that date. In addition, our CDOs may also contain specific over collateralization tests that, if failed, can result in the occurrence of an event of default or our being removed as collateral manager of the CDO. Failure of the over collateralization tests can also cause a “phantom income” issue if cash that constitutes income is diverted to pay down debt instead of being distributed to us. As of the June 2013 remittance date, we were not receiving cash flows from CDO VI (other than senior management fees and cash flows on senior classes of bonds we own).  Based upon our current calculations, we expect CDO VI to remain out of compliance for the foreseeable future. Moreover, given current market conditions, it is possible that all of our CDOs could be out of compliance with their over collateralization tests as of one or more measurement dates within the next twelve months. Our ability to rebalance will depend upon the availability of suitable securities, market prices, and other factors that are beyond our control. Such rebalancing efforts may be extremely difficult given current market conditions and we cannot assure you that we will be successful in our rebalancing efforts. If the liabilities of our CDOs are downgraded by Moody’s to certain predetermined levels, our discretion to rebalance the applicable CDO portfolios may be negatively impacted. Moreover, if we bring these coverage tests into compliance, we cannot assure you that they will not fall out of compliance in the future or that we will be able to correct any noncompliance. For a more detailed discussion of the impact of CDO financings on our cash flows, see Part II, Item 1A, “Risk Factors – Risks Relating to our Business – The coverage tests applicable to our CDO financings may have a negative impact on our operating results and cash flows.”

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

The following table sets forth further information with respect to the bonds of our consolidated CDO financings as of June 30, 2013 (dollars in thousands):

		Current Face Amount (1)
		Held By
	Original Face	Third	Newcastle	Newcastle Outside of its			Stated Interest
Class	Amount	Parties	CDOs (2)	CDOs (3)		Total	Rate
CDO VI
Class I-MM	$323,000	$—	$—	$111,432	*	$111,432	LIBOR +	0.25%
Class I-B	59,000	59,000	—	—		59,000	LIBOR +	0.40%
Class II	33,000	23,720	—	10,314		34,034	LIBOR +	0.50%
Class III-FL	15,000	5,238	—	10,476		15,714	LIBOR +	0.80%
Class III-FX	5,000	—	—	6,389		6,389		5.67%
Class IV-FL	9,600	654	—	9,808		10,462	LIBOR +	1.70%
Class IV-FX	2,400	3,185	—	—		3,185		6.55%
Class V	21,000	—	—	29,427		29,427		7.81%
Preferred	32,000	—	—	32,000		32,000		N/A
	$500,000	$91,797	$—	$209,846		$301,643

* Of the $111.4 million of CDO VI Class I-MM bonds, $70.6 million served as collateral for a $41.5 million bank loan owned jointly by two of Newcastle's CDOs.

CDO VIII
Class I-A	$462,500	$299,383	$—	$20,151	$319,534	LIBOR +	0.28%
Class I-AR	60,000	41,453	—	—	41,453	LIBOR +	0.34%
Class I-B	38,000	—	—	38,000	38,000	LIBOR +	0.36%
Class II	42,750	—	29,000	13,750	42,750	LIBOR +	0.42%
Class III	42,750	—	22,750	20,000	42,750	LIBOR +	0.50%
Class IV	28,500	—	—	—	—	LIBOR +	0.60%
Class V	28,500	28,500	—	—	28,500	LIBOR +	0.75%
Class VI	27,312	—	—	—	—	LIBOR +	0.80%
Class VII	21,375	—	—	—	—	LIBOR +	0.90%
Class VIII	22,563	11,063	8,250	3,250	22,563	LIBOR +	1.45%
Class IX-FL	6,000	6,000	—	—	6,000	LIBOR +	1.80%
Class IX-FX	7,600	7,600	—	—	7,600		6.80%
Class X	19,650	18,650	—	—	18,650	LIBOR +	2.25%
Class XI	26,125	—	—	24,125	24,125	LIBOR +	2.50%
Class XII	28,500	—	11,500	17,000	28,500		7.50%
Preferred	87,875	—	—	87,875	87,875		N/A
	$950,000	$412,649	$71,500	$224,151	$708,300

Continued on next page.

		Current Face Amount (1)
		Held By
	Original Face	Third	Newcastle	Newcastle Outside of its		Stated Interest
Class	Amount	Parties	CDOs (2)	CDOs (3)	Total	Rate
CDO IX
Class A-1	$379,500	$238,585	$—	$—	$238,585	LIBOR +	0.26%
Class A-2	115,500	65,500	—	50,000	115,500	LIBOR +	0.47%
Class B	37,125	35,125	—	2,000	37,125	LIBOR +	0.65%
Class C	33,000	—	—	—	—	LIBOR +	0.93%
Class D	20,625	—	—	—	—	LIBOR +	1.00%
Class E	24,750	—	—	24,750	24,750	LIBOR +	1.10%
Class F	18,562	—	—	18,562	18,562	LIBOR +	1.30%
Class G	18,562	—	—	11,262	11,262	LIBOR +	1.50%
Class H	21,656	—	8,751	9,305	18,056	LIBOR +	2.50%
Class J	21,656	—	21,656	—	21,656	LIBOR +	3.00%
Class K	19,593	—	19,593	—	19,593	LIBOR +	3.50%
Class L	23,718	—	—	23,718	23,718		7.50%
Class M	39,187	—	—	39,187	39,187		8.00%
Preferred	51,566	—	—	51,566	51,566		N/A
	$825,000	$339,210	$50,000	$230,350	$619,560

(1)	The amounts presented in these columns exclude the face amount of any cancelled bonds within an applicable class.

(2)	Amounts in this column represent the amount of bonds of the applicable class held by Newcastle’s consolidated CDOs. These bonds are eliminated in Newcastle’s consolidated balance sheet.

(3)
Amounts in this column represent the amount of bonds of the applicable class held as investments by Newcastle outside of its non-recourse financing structures. These bonds are eliminated in Newcastle’s consolidated balance sheet.

Stockholders’ Equity

Common Stock

On June 6, 2013, our stockholders approved an amendment to the Company’s charter, to increase the total number of authorized shares of common stock, par value $0.01 per share, from 500 million shares to 1.0 billion shares and correspondingly, to increase the total number of authorized shares of the Company’s capital stock from 600 million shares to 1.1 billion shares, which includes 100 million shares of preferred stock, par value $0.01 per share.

The following table presents information on shares of our common stock issued during the six months ended June 30, 2013:

Shares Issued	Range of Issue Prices (1) (2)	Net Proceeds (millions)	Options Granted to Manager
57,500,000	$9.35	$526.2	5,750,000
23,000,000	$10.48	$237.4	2,300,000
40,250,000	$4.97	$197.6	4,025,000

(1)	Excludes prices of shares issued pursuant to the exercise of options and of shares issued to our independent directors.
(2)
On May 15, 2013 we completed the spin-off of New Residential. The May 15, 2013 closing price of our common stock on the NYSE was $12.33. On May 16, 2013 the opening price of our common stock was $5.79.

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

In June 2013, Newcastle issued 40,250,000 shares of its common stock in a public offering at a price to the underwriters of $4.92 per share for net proceeds of approximately $197.6 million. Certain principals of Fortress participated in this offering and purchased an aggregate of 750,000 shares at a price of $4.97 per share. For the purpose of compensating the Manager for its successful efforts in raising capital for Newcastle, in connection with this offering, Newcastle granted options to the Manager to purchase 4,025,000 shares of Newcastle’s common stock at a price of $4.97, which had a fair value of approximately $3.8 million as of the grant date. The assumptions used in valuing the options were: a 2.5% risk-free rate, a 8.8% dividend yield, 36.9% volatility and a 10 year term.

At June 30, 2013, we had 293,326,085 shares of common stock outstanding.

Prior to the spin-off, Newcastle had issued options to the Manager in connection with capital raising activities. In connection with the spin-off, 21.5 million options that were held by FIG LLC, (the Manager), or by the directors, officers or employees of the Manager, were converted into an adjusted Newcastle option and a new New Residential option. The exercise price of each adjusted Newcastle option and New Residential option was set to collectively maintain the intrinsic value of the Newcastle option immediately prior to the spin-off and to maintain the ratio of the exercise price of the adjusted Newcastle option and the New Residential option, respectively, to the fair market value of the underlying shares as of the spin-off date, in each case based on the five day average closing price subsequent to the spin-off date.

Newcastle’s outstanding options at May 15, 2013 following the spin-off consisted of the following:

	Number of Options	Strike Price	Maturity Date
	6,000	$7.75	5/30/2013
	116,380	9.05	7/16/2013
	304,604	10.18	12/1/2013
	328,350	11.74	1/9/2014
	343,275	11.49	5/25/2014
	162,500	14.05	11/22/2014
	330,000	13.24	1/12/2015
	2,000	13.83	8/1/2015
	170,000	13.16	11/1/2016
	242,000	14.01	1/23/2017
	456,000	12.40	4/11/2017
	1,676,833	2.72	3/29/2021
	2,539,833	2.07	9/27/2021
	2,000	2.28	12/20/2021
	1,897,500	2.82	4/3/2022
	2,300,000	3.05	5/21/2022
	2,530,000	3.04	7/31/2022
	5,750,000	4.24	1/11/2023
	2,300,000	4.75	2/15/2023
Total W/A	21,457,275	$4.43

As of June 30, 2013, our outstanding options issued prior to 2011 had a weighted average strike price of $12.18 and our outstanding options issued in 2011 and thereafter had a weighted average strike price of $3.70. Our outstanding options at June 30, 2013 were summarized as follows:

	Issued Prior to 2011	Issued in 2011 and thereafter	Total
Held by the manager	1,751,172	20,009,166	21,760,338
Issued to the manager and subsequently transferred to certain of the manager's employees	701,937	3,010,000	3,711,937
Issued to the independent directors	2,000	2,000	4,000
Total	2,455,109	23,021,166	25,476,275

Common Stock Dividends Paid

Declared for the Period Ended	Paid	Amount Per Share
March 31, 2013	April 2013	$0.22
June 30, 2013	July 2013	$0.17

Preferred Stock Dividends Paid

		Amount Per Share
Declared for the Period Ended	Paid	Series B	Series C	Series D
April 30, 2013	April 2013	$0.609	$0.503	$0.523
July 31, 2013	July 2013	$0.609	$0.503	$0.523

Accumulated Other Comprehensive Income (Loss)

During the six months ended June 30, 2013, our accumulated other comprehensive income (loss) changed due to the following factors (in thousands):

	Gains (Losses) on Cash Flow Hedges	Gains (Losses) on Securities	Total Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss), December, 31, 2012	$(12,024)	$82,788	$70,764
Net unrealized gain (loss) on securities	—	39,277	39,277
Reclassification of net realized (gain) loss on securities into earnings	—	(168)	(168)
Spin-off of New Residential	—	(44,513)	(44,513)
Net unrealized gain (loss) on derivatives designated as cash flow hedges	3,612	—	3,612
Reclassification of net realized (gain) loss on derivatives designated as cash flow hedges into earnings	(1)	—	(1)
Accumulated other comprehensive income (loss), June 30, 2013	$(8,413)	$77,384	$68,971

Our GAAP equity changes as our real estate securities portfolio and derivatives are marked to market each quarter, among other factors.  The primary causes of mark to market changes are changes in interest rates and credit spreads. Net unrealized gains on our real estate securities decreased for the six months ended June 30, 2013 in accumulative other comprehensive income primarily as a result of the spin-off of New Residential, which was partially offset by an increase in unrealized gains caused by a net tightening of credit spreads.  Net unrealized losses on derivatives designated as cash flow hedges decreased for the six months ended June 30, 2013, primarily as a result of swap interest payments.

See “- Market Considerations” above for a further discussion of recent trends and events affecting our unrealized gains and losses as well as our liquidity.

Cash Flow

Operating Activities

Net cash flow provided by operating activities increased to $45.2 million for the six months ended June 30, 2013 from $39.3 million for the six months ended June 30, 2012. This change resulted primarily from the factors described below:

•
Net cash receipts from our CDOs decreased approximately $6.2 million for the six months ended June 30, 2013 compared to the six months ended June 30, 2012, primarily due to the deconsolidation of CDO X in September 2012, partially offset by the receipts of interest proceeds in our retained CDO IV bonds.

•
Net cash receipts from our manufactured housing loan portfolios decreased approximately $1.1 million for the six months ended June 30, 2013 compared to the six months ended June 30, 2012, primarily due to paydowns.

•
Cash receipts from excess mortgage servicing income increased approximately $15.4 million for the six months ended June 30, 2013 compared to the six months ended June 30, 2012, primarily due to the additional Excess MSR investments made since March 2012.

•	Received net operating cash receipts of approximately $5.3 million from the senior living investments we have made since July 2012.

•
Net cash receipts from our investments in real estate related and other assets held outside of our CDOs increased approximately $10.0 million for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 primarily due (i) higher investments in FNMA/FHLMC securities, (ii) higher investments in real estate related and other loans and (iii) delinquent interest received on certain securities.

•
Management fees paid increased approximately $8.4 million for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 due to an increase in gross equity as a result of our public offerings of common stock in 2012 and 2013.

•
General and administrative expenses paid increased approximately $9.1 million for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 due to fees paid in connection with the acquisitions of Excess MSRs, senior living assets and other corporate activities.

Investing Activities

Investing activities used ($1.4) billion and ($374.8) million during the six months ended June 30, 2013 and 2012, respectively. Investing activities consisted primarily of investments made in real estate securities, loans, senior living assets, equity method investees and, in 2012, investments in Excess MSR net of proceeds from the repayment or settlement of investments and distributions of capital from equity method investees.

Financing Activities

Financing activities provided $1.4 billion and $280.7 million during the six months ended June 30, 2013 and 2012, respectively.  The public offerings of common stock and borrowings under repurchase agreements served as the primary sources of cash flow from financing activities.  Uses of cash flow from financing activities included the repurchases of CDO bonds payable, the repayment of debt, the payment of common and preferred dividends, and cash contributed as part of the spin-off of New Residential.

INTEREST RATE, CREDIT AND SPREAD RISK

We are subject to interest rate, credit and spread risk with respect to our investments. These risks are further described in “Quantitative and Qualitative Disclosures About Market Risk.”

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2013, we had the following material off-balance sheet arrangements.

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

CONTRACTUAL OBLIGATIONS

During the first six months of 2013, we had all of the material contractual obligations referred to in our annual report on Form 10-K for the year ended December 31, 2012, excluding the debt which was repaid, spun-off or repurchased, as described in “– Liquidity and Capital Resources,” as well as the following:

Contract Category Change

Repurchase Agreements
We entered into new repurchase agreements to finance newly acquired
FNMA/FHLMC securities. In addition, we entered into a new repurchase agreement related to the financing of our purchase from a third party financial institution of repackaged Newcastle CDO VIII debt.

Capital Commitments
As of June 30, 2013, we had committed to purchase from third parties approximately $84.9 million face amount of debt issued by a portfolio company of a private equity fund managed by an affiliate of our manager, which is in the media industry, for approximately $32.9 million.

Mortgage Notes Payable	We obtained mortgages to finance newly acquired senior living facilities.
Management Agreements	We entered into a new property management agreement with a portfolio company of a private equity fund managed by an affiliate of Newcastle’s manager to manage newly acquired senior living properties.

See Note 15 to the consolidated financial statements included herein for additional senior living and other acquisition-related commitments.

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

CORE EARNINGS

Newcastle has the following primary variables that impact its operating performance: (i) the current yield earned on its investments that are not included in non-recourse financing structures (i.e., unlevered investments, including investments in equity method investees and investments subject to recourse debt), (ii) the net yield it earns from its non-recourse financing structures, (iii) the interest expense and dividends incurred under its recourse debt and preferred stock, (iv) the net operating income on its real estate investments, (v) its operating expenses and (vi) its realized and unrealized gains or losses, including any impairment, on its investments, derivatives and debt obligations. “Core earnings” is a non-GAAP measure of the operating performance of Newcastle excluding the sixth variable listed above, excluding depreciation and amortization charges and adjusting the consumer loans portfolio accounting to a level yield methodology. It is used by management to gauge the current performance of Newcastle without taking into account gains and losses, which, although they represent a part of our recurring operations, are subject to significant variability and are only a potential indicator of future economic performance.  It also excludes the effect of depreciation and amortization charges, which, in the judgment of management, are not indicative of operating performance. Management believes that the exclusion from “Core earnings” of the items specified above allows investors and analysts to readily identify the operating performance of the assets that form the core of our activity, assists in comparing the core operating results between periods, and enables investors to evaluate Newcastle’s current performance using the same measure that management uses to operate the business.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Income available for common stockholders	$52,328	$29,044	$88,946	$101,120
Add (Deduct):
Impairment (reversal)	3,201	8,499	5,974	1,419
Other (income) loss	(8,090)	4,882	(13,860)	(23,654)
Impairment (reversal), other (income) loss and other adjustments from discontinued operations	(8,534)	(3,525)	(8,815)	(4,740)
Depreciation and amortization	4,070	2	8,149	4
Core earnings	$42,975	$38,902	$80,394	$74,149

Pro forma Core Earnings	Three Months	Six Months
	Ended June 30, 2013	Ended June 30, 2013
Pro forma income (loss) from continuing operations after preferred dividends (Note 16)	$27,785	$51,328
Add (Deduct):
Impairment (reversal)	(555)	2,218
Other (income) loss	(8,032)	(13,802)
Depreciation and amortization	4,070	8,149
Pro forma core earnings	$23,268	$47,893

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

Furthermore, a period of rising interest rates can negatively impact our return on certain floating rate investments. Although these investments may be financed with floating rate debt, the interest rate on the debt may reset prior to, and in some cases more frequently than, the interest rate on the assets, causing a decrease in return on equity during a period of rising interest rates. See further disclosure regarding Agency ARM RMBS under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Investment Portfolio – Agency ARM RMBS” for information about the reset terms and  “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Update on Liquidity, Capital Resources and Capital Obligations” for information on related debt.

As of June 30, 2013, a 100 basis point increase in short term interest rates would increase our earnings by approximately $6.8 million per annum, based on the current net floating rate exposure from our investments, financings and interest rate derivatives.

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

As of June 30, 2013, a 100 basis point change in short term interest rates would impact our net book value by approximately $8.5 million, based on the current net fixed rate exposure from our investments and interest rate derivatives.

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

As of June 30, 2013, a 25 basis point movement in credit spreads would impact our net book value by approximately $6.0 million, assuming a static portfolio of current investments and financings, but would not directly affect our earnings or cash flow.

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

Credit risk refers to the ability of each individual borrower under our loans and securities to make required interest and principal payments on the scheduled due dates. The commercial mortgage and asset backed securities we invest in are generally junior in right of payment of interest and principal to one or more senior classes, but benefit from the support of one or more subordinate classes of securities or other form of credit support (which absorbs losses before the securities in which we invest) within a securitization transaction. The senior unsecured REIT debt securities we invest in reflect comparable credit risk. The value of the subordinated securities has generally been reduced or, in some cases, eliminated, which could leave our securities economically in a first loss position. We also invest in loans and securities which represent “first loss” pieces; in other words, they do not benefit from credit support although we believe they predominantly benefit from underlying collateral value in excess of their carrying amounts. Corporate bank loans are also subject to the risk of a bankruptcy filing of the related entity.

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

Item 1A.  Risk Factors

You should carefully read and consider the following risk factors and all other information in this report in evaluating us and our common stock. If any of the following risks, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, occur, our business, financial condition or results of operations could be materially and adversely affected. For ease of reference, the risk factors below are categorized as risks relating to the financial markets, our manager, our business and other matters, our REIT status, and our common stock. However, these categories do overlap and should not be considered exclusive.

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

The Act imposes mandatory clearing and will impose exchange-trading and margin requirements on many derivatives transactions (including formerly unregulated over-the-counter derivatives) in which we may engage. The Act also creates new categories of regulated market participants, such as “swap-dealers,” “security-based swap dealers,” “major swap participants” and “major security-based swap participants,” who will be subject to significant new capital, registration, recordkeeping, reporting, disclosure, business conduct and other regulatory requirements that will give rise to new administrative costs.

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

The U.S. government has enacted legislation that enables government agencies to modify the terms of a significant number of residential and other loans to provide relief to borrowers without the applicable investor’s consent. These modifications allow for outstanding principal to be deferred, interest rates to be reduced, the term of the loan to be extended or other terms to be changed in ways that can permanently eliminate the cash flow (principal and interest) associated with a portion of the loan. These modifications are currently reducing, or in the future may reduce, the value of a number of our current or future investments, including investments in mortgage-backed securities. As a result, such loan modifications are negatively affecting our business, results of operations and financial condition. In addition, certain market participants propose reducing the amount of paperwork required by a borrower to modify a loan, which could increase the likelihood of fraudulent modifications and materially harm the U.S. mortgage market and investors that have exposure to this market. Additional legislation intended to provide relief to borrowers may be enacted and could further harm our business, results of operations and financial condition.

Risks Relating to Our Manager

We are dependent on our manager and may not find a suitable replacement if our manager terminates the management agreement.

None of our officers or other senior employees who perform services for us is an employee of Newcastle. Instead, these individuals are employees of our manager. In addition, in our senior living business and for the media company we have agreed to acquire (as described in Note 15 to the consolidated financial statements included herein), we expect to rely on services provided by individuals who are employees of affiliates of our manager or companies owned by private equity funds managed by affiliates of our manager. Accordingly, we are completely reliant on our manager, which has significant discretion as to the implementation of our operating policies and strategies, to conduct our business. Furthermore, we are dependent on the services of certain key employees of our manager whose compensation is partially or entirely dependent upon the amount of incentive or management compensation earned by our manager and whose continued service is not guaranteed, and the loss of such services could adversely affect our operations. We are subject to the risk that our manager will terminate the management agreement and that we will not be able to find a suitable replacement for our manager in a timely manner, at a reasonable cost or at all. We may also be adversely affected by operational risks, including cyber security attacks, that could disrupt our manager’s financial, accounting and other data processing systems.

There are conflicts of interest in our relationship with our manager.

There are conflicts of interest inherent in our relationship with our manager, as described below. It is possible that actual, potential or perceived conflicts could give rise to investor dissatisfaction, litigation or regulatory enforcement actions. Appropriately dealing with conflicts of interest is complex and difficult, and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with one or more potential, actual or perceived conflicts of interest. Regulatory scrutiny of, or litigation in connection with, conflicts of interest could have a material adverse effect on our reputation, which could materially adversely affect our business in a number of ways, including causing an inability to raise additional funds, a reluctance of counterparties to do business with us, a decrease in the prices of our common and preferred securities and a resulting increased risk of litigation and regulatory enforcement actions.

Our management agreement with our manager was not negotiated at arm’s-length, and its terms, including fees payable, may not be as favorable to us as if it had been negotiated with an unaffiliated third party. Our management agreement, as amended, does not limit or restrict our manager or its affiliates from engaging in any business or managing other pooled investment vehicles that make investments that meet our investment objectives. Entities managed by our manager or its affiliates — including investment funds, private investment funds, or businesses managed by our manager — have investment objectives that overlap with our investment objectives. Certain investments appropriate for us may also be appropriate for one or more of these other investment vehicles. These entities may invest in assets that meet our investment objectives, including real estate securities, real estate related and other loans, senior living facilities and other operating real estate, and other assets. Our manager or its affiliates may have investments in and/or earn fees from such other investment vehicles that are higher than their economic interests in us and which may therefore create an incentive to allocate investments to such other investment vehicles. Our manager or its affiliates may determine, in their discretion, to make a particular investment through an investment vehicle other than us and have no obligation to offer to us the opportunity to participate in any particular investment opportunity.

Certain members of our board of directors, including our chairman, are officers of our manager. Certain employees of our manager who perform services for us also perform services for companies and funds that compete with us. These employees may serve as officers and/or directors of these other entities. The ability of our manager and its officers and employees to engage in other business activities may reduce the amount of time our manager, its officers or other employees spend managing us.
In addition, we have engaged or may engage (subject to our investment guidelines) in material transactions with our manager or an entity managed by our manager or one of its affiliates, including, but not limited to, certain financing arrangements, purchases of debt, co-investments, acquisitions of senior living facilities and other assets, that present an actual, potential or perceived conflict of interest. We may also invest in portfolio companies of private equity funds managed by our manager (or an affiliate thereof), and we currently have a significant debt investment in one such company, as described in Note 5 to the consolidated financial statements included herein.

The management compensation structure that we have agreed to with our manager, as well as compensation arrangements that we may enter into with our manager in the future (in connection with new lines of business or other activities), may incentivize our manager to invest in high risk investments or to pursue separation transactions, such as the spin-off of New Residential. In addition to its management fee, our manager is entitled to receive incentive compensation based in part upon our achievement of targeted levels of funds from operations (as defined in the management agreement). In evaluating investments and other management strategies, the opportunity to earn incentive compensation based on funds from operations or, in the case of any future incentive compensation arrangement, other financial measures on which incentive compensation may be based, may lead our manager to place undue emphasis on the maximization of such measures at the expense of other criteria, such as preservation of capital, in order to achieve higher incentive compensation, particularly in light of the fact that our manager has not received any incentive compensation since 2008. Investments with higher yield potential are generally riskier or more speculative than lower-yielding investments.

Our manager is eligible to receive compensation in the form of options in connection with the completion of our common equity offerings. Therefore, our manager may be incentivized to cause us to issue additional common stock, which could be dilutive to existing stockholders. In addition to the shares available for issuance under the 2012 Newcastle Nonqualified Stock Option and Incentive Plan (the “Plan”), our Board may also determine to grant options to our manager that are not issued pursuant to the Plan, provided that the number of shares underlying any options granted to the Manager in connection with any capital raising efforts will not exceed 10% of the shares sold in such offering and would be subject to New York Stock Exchange rules. See also “Our agreements with New Residential may not reflect terms that would have resulted from arm’s-length negotiations among unaffiliated third parties, and we have agreed to indemnify New Residential for certain liabilities.”

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

Our directors have approved very broad investment guidelines for our manager, and we are not required to obtain stockholder consent to change our investment strategy or asset portfolio.

Our manager is authorized to follow very broad investment guidelines, and our directors do not approve each investment decision made by our manager. Our investment guidelines are purposefully broad to enable our manager to make investments in a wide array of assets, including, but not limited to, any type of assets that can be held by a REIT. Our manager’s investment decisions are based on a variety of factors, such as changing market conditions. Investment opportunities that present unattractive risk-return profiles relative to other available investment opportunities under particular market conditions may become relatively attractive under changed market conditions, and changes in market conditions may therefore result in changes in the investments we target. We do not have policies requiring the allocation of equity to different investment categories, although our investment guidelines do restrict investments of more than 20% of our total equity (as determined on the date of such investment) in any single asset. Consequently, our manager has great latitude in determining which investments are appropriate for us, including the latitude to build concentrations in certain positions and to invest in asset classes that may differ significantly from those in our existing portfolio.

Our directors periodically review our investment guidelines and our investment portfolio. However, our directors rely primarily on information provided to them by our manager, and they do not review or pre-approve each proposed investment or the related financing arrangements. A transaction entered into by our manager that contravenes the terms of our management agreement may be difficult or impossible to unwind by the time it is reviewed by our directors. In addition, we are not required to obtain stockholder consent in order to change our investment strategy and asset portfolio, which may result in making investments that are different, riskier or less profitable than our current investments.

Our investment strategy recently underwent a meaningful change as a result of the spin-off of New Residential on May 15, 2013, which did not require stockholder consent. In connection with the spin-off, we contributed to New Residential all of our investments in Excess MSRs, certain Agency ARM RMBS and non-Agency RMBS, certain residential mortgage loans, and our interest in consumer loans. We do not currently intend to make additional investments in assets such as Excess MSRs, although we are not prohibited from doing so. There can be no assurance that our investments following this spin-off will be as profitable as our portfolio prior to the spin-off. Our investment strategy and asset portfolio will continue to evolve in light of existing market conditions and investment opportunities. See “—We are actively exploring new business opportunities and asset categories, which may have a variety of negative consequences.”

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

Risks Relating to Our Business

We are actively exploring new business opportunities and asset categories, which could entail significant risks and adversely affect our financial condition and results of operations.

Consistent with our broad investment guidelines and our investment objectives, we have acquired and/or are pursuing a variety of assets that differ from the assets in our legacy portfolio, such as senior living facilities, Excess MSRs (which we spun-off in May 2013) and opportunistic investments in media or other operating companies. See “—The loans we invest in and the loans underlying the securities we invest in are subject to delinquency, foreclosure and loss, and we may convert a debt position into an equity position in order to preserve the value of our investment, which could result in losses to us and expose us to additional risks.” Although we currently believe that we will have significant investment opportunities in the future, these opportunities may not materialize. In addition, our ability to act on new investment opportunities may be constrained by the requirements of the Investment Company Act of 1940, as amended (the “1940 Act”), and federal tax law.

New investments may not be profitable (or as profitable as we expect), may increase our exposure to certain industries (such as the media industry), may increase our exposure to interest rate, foreign currency, real estate market or credit market fluctuations, may divert managerial attention from more profitable opportunities, and may require significant financial resources. A change in our investment strategy may also increase our use of non-match-funded financing, increase the guarantee obligations we agree to incur or increase the number of transactions we enter into with affiliates. Moreover, new investments may present risks that are difficult for us to adequately assess, given our lack of familiarity with a particular asset class or other reasons. The risks related to new asset categories or the financing risks associated with such assets could adversely affect our results of operations, financial condition and liquidity, and could impair our ability to pay dividends on both our common stock and preferred stock. See “—Our directors have approved very broad investment guidelines for our manager. We are not required to obtain stockholder consent to change our investment strategy or asset portfolio, and our directors do not approve each investment decision made by our manager.”

Market conditions could negatively impact our business, results of operations and financial condition.

The market in which we operate is affected by a number of factors that are largely beyond our control but can nonetheless have a potentially significant, negative impact on us. These factors include, among other things:

•	Interest rates and credit spreads;
•	The availability of credit, including the price, terms and conditions under which it can be obtained;
•	The quality, pricing and availability of suitable investments and credit losses with respect to our investments;
•	The ability to obtain accurate market-based valuations;
•	Loan values relative to the value of the underlying real estate assets;
•	Default rates on both residential and commercial mortgages and the amount of the related losses;
•	Prepayment speeds;
•	The actual and perceived state of the real estate markets, market for dividend-paying stocks and the U.S. economy and public capital markets generally;
•	Unemployment rates; and
•	The attractiveness of other types of investments relative to investments in real estate or REITs generally.

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

We believe the risks associated with our business are more severe during periods in which an economic slowdown or recession is accompanied by declining real estate values. Declining real estate values generally reduce the level of new mortgage loan originations, since borrowers often use increases in the value of their existing properties to support the purchase of, or investment in, additional properties. Borrowers may also be less able to pay principal and interest on our loans, and the loans underlying our securities, if the economy weakens. Further, declining real estate values significantly increase the likelihood that we will incur losses on our loans and securities in the event of default because the value of our collateral may be insufficient to cover our basis. Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect our net interest income from loans and securities in our portfolio, as well as our ability to originate, sell and securitize loans, which would significantly harm our revenues, results of operations, financial condition, liquidity, business prospects and our ability to make distributions to our stockholders. For more information on the impact of market conditions on our business and results of operations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Considerations.”

The geographic distribution of the residential mortgage loans underlying, and collateral securing, certain of our investments subjects us to geographic real estate market risks, which could adversely affect the performance of our investments, our results of operations and our financial condition.

The geographic distribution of the residential mortgage loans underlying, and collateral securing, certain of our investments, including our non-Agency RMBS, exposes us to risks associated with the real estate industry in general within the states and regions in which we hold significant investments. These risks include, without limitation: possible declines in the value of real estate; risks related to general and local economic conditions; possible lack of availability of mortgage funds; overbuilding; extended vacancies of properties; increases in competition, property taxes and operating expenses; changes in zoning laws; costs resulting from the clean-up of, and liability to third parties for damages resulting from, environmental problems; casualty or condemnation losses; uninsured damages from floods, earthquakes or other natural disasters; and changes in the interest rates. To the extent any of the foregoing risks arise in states and regions where we hold significant investments, the performance of our investments, our results of operations and our financial condition could suffer a material adverse effect.

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

We had approximately $14.4 million of assets in our consolidated CDOs as of June 30, 2013 under negative watch for possible downgrade by at least one of the rating agencies. One or more of the rating agencies could downgrade some or all of these assets at any time, and any such downgrade could negatively affect – and possibly materially affect – our future cash flows. As of the July 2013 remittance date for CDO VI, this CDO was not in compliance with its applicable over collateralization tests and consequently, we are not receiving residual cash flows from this CDO, other than senior management fees and cash flow distributions from senior classes of bonds we own. Based upon our current calculations, we expect CDO VI to remain out of compliance for the foreseeable future. Moreover, given current market conditions, it is possible that all of our CDOs could be out of compliance with their over collateralization tests as of one or more measurement dates within the next twelve months.

Our ability to rebalance will depend upon a variety of factors, such as the availability of suitable securities, market prices, available cash, and other factors that may be beyond our control. For example, one strategy we have employed to facilitate compliance with over collateralization tests has been to repurchase notes issued by our CDOs and subsequently cancel them in accordance with the terms of the relevant governing documentation. However, there can be no assurance that the trustee of our CDOs will not impose guidelines for such cancelations that would make it more difficult or impossible to employ this strategy in the future. While there are other permissible methods to rebalance or otherwise correct CDO test failures, such methods may be extremely difficult to employ as a result of market conditions or other factors, and we cannot assure you that we will be successful in our rebalancing efforts. If the liabilities of our CDOs are downgraded by Moody’s Investors Service to certain predetermined levels, our discretion to rebalance the applicable CDO portfolios may be negatively impacted. Moreover, if we bring these coverage tests into compliance, we cannot assure you that they will not fall out of compliance in the future or that we will be able to correct any noncompliance.

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

In addition, we can be removed as manager of a CDO if certain events occur, including, among other things, the failure to satisfy specific over collateralization tests, failure to satisfy certain “key man” requirements or an event of default occurring for the failure to pay interest on certain senior classes of securities of the CDO. If we are removed as collateral manager, we would no longer receive management fees from — and no longer be able to manage the assets of — the applicable CDO, which could negatively affect our cash flows, business, results of operations and financial condition. On June 17, 2011, CDO V failed certain over collateralization tests. The consequences of failing these tests are that an event of default has occurred, and we may be removed as the collateral manager under the documentation governing CDO V. So long as the event of default continues, we will not be permitted to purchase or sell any collateral in CDO V. If we are removed as the collateral manager of CDO V, we would no longer receive the senior management fees from such CDO. As of June 30, 2013, we have not been removed as collateral manager. Based upon our current calculations, we estimate that if we are removed as the collateral manager of CDO V, the loss of senior management fees would not have a material negative impact on our cash flows, business, results of operations or financial condition. Given current market conditions, it is possible that events of default constituting manager termination events, or other manager termination events, may occur in other CDOs, and we could be removed as the collateral manager of those CDOs if such events of default occur. Moreover, our cash flows, business, results of operations and/or financial condition could be materially and negatively impacted if such events of default occur.

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

We are required to periodically evaluate our investments for impairment indicators. The value of an investment is impaired when our analysis indicates that, with respect to a loan, it is probable that we will not be able to collect the full amount we intended to collect from the loan or, with respect to a security, it is probable that the value of the security is other than temporarily impaired. The judgment regarding the existence of impairment indicators is based on a variety of factors depending upon the nature of the investment and the manner in which the income related to such investment was calculated for purposes of our financial statements. If we determine that an impairment has occurred, we are required to make an adjustment to the net carrying value of the investment and the amount of accrued interest recognized as income from such investment, which could have a material adverse effect on our results of operations and our ability to pay dividends to our stockholders.

As has been widely publicized, the recent market conditions have resulted in a number of financial institutions recording an unprecedented amount of impairment charges, and we were also affected by these conditions. These challenging conditions have reduced the market trading activity for many real estate securities, resulting in less liquid markets for those securities. These lower valuations have affected us by, among other things, decreasing our net book value and contributing to our decision to record impairment charges. In addition, our debt investments may become impaired if we are unable to execute long-term strategies involving corporate reorganizations of the applicable issuer.

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

Our counterparties are not required to roll our repurchase agreements upon the expiration of their stated terms, which subjects us to a number of risks. As we have experienced recently and may experience in the future, counterparties electing to roll our repurchase agreements may charge higher spreads and impose more onerous terms upon us, including the requirement that we post additional margin as collateral. More significantly, if a repurchase agreement counterparty elects not to extend our financing, we would be required to pay the counterparty the full repurchase price on the maturity date and find an alternate source of financing. Alternate sources of financing may be more expensive, contain more onerous terms or simply may not be available. If we were unable to pay the repurchase price for any security financed with a repurchase agreement, the counterparty has the right to sell the underlying security being held as collateral and require us to compensate for any shortfall between the value of our obligation to the counterparty and the amount for which the collateral was sold (which may be a significantly discounted price). As of June 30, 2013, we had $371.2 million outstanding under repurchase agreement financings, including linked transactions. These repurchase agreement obligations are with four counterparties. If any of our counterparties elected not to roll these repurchase agreements, we may not be able to find a replacement counterparty in a timely manner.

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

In the ordinary course of our business, we enter into various types of financing arrangements with counterparties. Currently, the majority of our financing arrangements take the form of repurchase agreements, securitization vehicles, loans, hedge contracts, swaps and other derivative and non-derivative contracts. The terms of these contracts are often customized and complex, and many of these arrangements occur in markets or relate to products that are not subject to regulatory oversight. We are subject to the risk that the counterparty to one or more of these contracts defaults, either voluntarily or involuntarily, on its performance under the contract. Any such counterparty default may occur rapidly and without notice to us. Moreover, if a counterparty defaults, we may be unable to take action to cover our exposure, either because we lack the contractual ability or because market conditions make it difficult to take effective action. This inability could occur in times of market stress consistent with the conditions we are currently experiencing, which are precisely the times when defaults may be most likely to occur. In addition, our risk-management processes may not accurately anticipate the impact of market stress or counterparty financial condition, and as a result, we may not take sufficient action to reduce our risks effectively. Although we monitor our credit exposures, default risk may arise from events or circumstances that are difficult to detect, foresee or evaluate. In addition, concerns about, or a default by, one large participant could lead to significant liquidity problems for other participants, which may in turn expose us to significant losses.

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

The counterparty risks that we face have increased in complexity and magnitude as a result of the insolvency of a number of major financial institutions (such as Lehman Brothers). For example, the consolidation and elimination of counterparties has increased our counterparty concentration risk. We are not restricted from dealing with any particular counterparty or from concentrating any or all of our transactions with a few counterparties. We are currently party to repurchase agreements with eight counterparties. If any of our counterparties elected not to roll these repurchase agreements, we may not be able to find a replacement counterparty. In addition, counterparties have generally tightened their underwriting standards and increased their margin requirements for financing, which has negatively impacted us in several ways, including, decreasing the number of counterparties willing to provide financing to us, decreasing the overall amount of leverage available to us, and increasing the costs of borrowing.

Any loss suffered by us as a result of a counterparty defaulting, refusing to conduct business with us or imposing more onerous terms on us would also negatively affect our business, results of operations and financial condition.

We may not match fund certain of our investments, which may increase the risks associated with these investments.

One component of our investment strategy is to use match funded financing structures for certain of our investments, which match assets and liabilities with respect to maturities and interest rates. When available, this strategy mitigates the risk of not being able to refinance an investment on favorable terms or at all. However, our manager may elect for us to bear a level of refinancing risk on a short-term or longer-term basis, as in the case of investments financed with repurchase agreements, when, based on its analysis, our manager determines that bearing such risk is advisable or unavoidable (which is generally the case with respect to the residential mortgage loans and FNMA/FHLMC securities in which we invest). In addition, we may be unable, as a result of conditions in the credit markets, to match fund our investments. For example, since the 2008 recession, non-recourse term financing not subject to margin requirements has been more difficult to obtain, which impairs our ability to match fund our investments. Moreover, we may not be able to enter into interest rate swaps. Lastly, lenders may be unwilling to finance certain types of assets because of the challenges with perfecting security interests in the underlying collateral. A decision not to, or the inability to, match fund certain investments, exposes us to additional risks.

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

We may not be able to finance our investments on attractive terms or at all.

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

The loans we invest in, and the loans underlying the securities we invest in, are subject to delinquency, foreclosure and loss, and we may convert a debt position into an equity position in order to preserve the value of our investment, which could result in losses to us and expose us to additional risks.

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

In the event of default under a loan held directly by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the outstanding principal and accrued but unpaid interest of the loan, which could adversely affect our financial condition, earnings and cash flow from operations. Foreclosure of a loan, particularly a commercial loan, or any other restructuring activities related to an investment, can be an expensive and lengthy process, which would negatively affect our anticipated return on the foreclosed loan or such other investment. In addition, as part of any foreclosure or other restructuring, we may acquire control of a property securing a defaulted loan, which would expose us to additional risks specific to the property, including, but not limited to, the risks related to any business conducted on such property. As part of a restructuring we may also exchange our debt for, or otherwise acquire, equity of an entity, which may involve contested negotiations and expose us to risks associated with owning the entity.
Mortgage and asset backed securities are bonds or notes backed by loans and/or other financial assets and include commercial mortgage backed securities (CMBS), FNMA/FHLMC securities, and real estate related asset backed securities (ABS). The ability of a borrower to repay these loans or other financial assets is dependent upon the income or assets of these borrowers. If a borrower has insufficient income or assets to repay these loans, it will default on its loan. While we intend to focus on real estate related asset backed securities, there can be no assurance that we will not invest in other types of asset backed securities.

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

We have acquired and may continue to acquire in the future certain loans that do not conform to conventional loan criteria applied by traditional lenders and are not rated or are rated as non-investment grade (for example, for investments rated by Moody’s Investors Service, ratings lower than Baa3, and for Standard & Poor’s, BBB- or below). The non-investment grade ratings for these loans typically result from the overall leverage of the loans, the lack of a strong operating history for the properties or businesses underlying the loans, the borrowers’ credit history, the properties’ underlying cash flow or other factors. As a result, these loans have a higher risk of default and loss than conventional loans. Any loss we incur may reduce distributions to our stockholders. There are no limits on the percentage of unrated or non-investment grade assets we may hold in our portfolio.

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

Debt securities may be unsecured and may also be subordinated to other obligations of the issuer. We may also invest in debt securities that are rated below investment grade. As a result, investments in debt securities are also subject to risks of:

•	limited liquidity in the secondary trading market;
•	substantial market price volatility resulting from changes in prevailing interest rates or credit spreads;
•	subordination to the prior claims of senior lenders to the issuer;
•	the possibility that earnings of the debt security issuer may be insufficient to meet its debt service; and
•	the declining creditworthiness and potential for insolvency of the issuer of such debt securities.

These risks may adversely affect the value of outstanding debt securities and the ability of the issuers thereof to repay principal and interest.

We are subject to significant competition, and we may not compete successfully.

We are subject to significant competition in seeking investments. We compete with other companies, including other REITs, insurance companies and other investors, including funds and companies affiliated with our manager. Our management agreement, as amended, does not limit or restrict our manager or its affiliates from engaging in any business or managing other pooled investment vehicles that make investments that meet our investment objectives. See “—There are conflicts of interest in our relationship with our manager.”

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

Our manager or its affiliates have and may in the future raise, acquire or manage investment vehicles that are entitled to a priority or exclusive right to invest in certain types of assets. If such an investment vehicle exists, that vehicle’s exclusivity would prevent us from investing in the assets over which the investment vehicle has exclusivity because we do not have the exclusive right to invest in any particular type of asset. This dynamic may reduce the type of assets in which we are able to invest.

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

The real estate related and other loans and other direct and indirect interests in pools of real estate properties or other loans that we invest in may be subject to additional risks relating to the structure and terms of these transactions, which may result in losses to us.

We invest in real estate related and other loans and other direct and indirect interests in pools of real estate properties or loans such as mezzanine loans and “B Note” mortgage loans. We invest in mezzanine loans that take the form of subordinated loans secured by second mortgages on the underlying real property or other business assets or revenue streams or loans secured by a pledge of the ownership interests of the entity owning real property or other business assets or revenue streams (or the ownership interest of the parent of such entity). These types of investments involve a higher degree of risk than long-term senior lending secured by business assets or income producing real property because the investment may become unsecured as a result of foreclosure by a senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to repay our mezzanine loan. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt is repaid in full. As a result, we may not recover some or all of our investment. In addition, mezzanine loans may have higher loan to value ratios than conventional mortgage loans, resulting in less equity in the property and increasing the risk of loss of principal.

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

Interest rate changes may also impact our net book value as our real estate securities, real estate related and other loans and hedge derivatives are marked to market each quarter. Debt obligations are not marked to market. Generally, as interest rates increase, the value of our fixed rate securities decreases, which will decrease the book value of our equity.

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

We have invested in RMBS collateralized by subprime mortgage loans, which are subject to increased risks.

We have invested in RMBS backed by collateral pools of subprime residential mortgage loans. ‘‘Subprime’’ mortgage loans refer to mortgage loans that have been originated using underwriting standards that are less restrictive than the underwriting requirements used as standards for other first and junior lien mortgage loan purchase programs, such as the programs of FNMA and FHLMC. These lower standards include mortgage loans made to borrowers having imperfect or impaired credit histories (including outstanding judgments or prior bankruptcies), mortgage loans where the amount of the loan at origination is 80% or more of the value of the mortgage property, mortgage loans made to borrowers with low credit scores, mortgage loans made to borrowers who have other debt that represents a large portion of their income and mortgage loans made to borrowers whose income is not required to be disclosed or verified. Due to economic conditions, including increased interest rates and lower home prices, as well as aggressive lending practices, subprime mortgage loans have in recent periods experienced increased rates of delinquency, foreclosure, bankruptcy and loss, and they are likely to continue to experience delinquency, foreclosure, bankruptcy and loss rates that are higher, and that may be substantially higher, than those experienced by mortgage loans underwritten in a more traditional manner. Thus, because of the higher delinquency rates and losses associated with subprime mortgage loans, the performance of RMBS backed by subprime mortgage loans in which we have invested could be correspondingly adversely affected, which could adversely impact our results of operations, financial condition and business.

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

As a result of alleged deficiencies in foreclosure practices, a number of servicers temporarily suspended foreclosure proceedings beginning in the second half of 2010 while they evaluated their foreclosure practices. In late 2010, a group of state attorneys general and state bank and mortgage regulators representing nearly all 50 states and the District of Columbia, along with the U.S. Department of Justice and the Department of Housing and Urban Development, began an investigation into foreclosure practices of banks and servicers. The investigations and lawsuits by several state attorneys general led to a settlement agreement in early February 2012 with five of the nation’s largest banks, pursuant to which the banks agreed to pay more than $25 billion to settle claims relating to improper foreclosure practices. The settlement does not prohibit the states, the federal government, individuals or investors in RMBS from pursuing additional actions against the banks and servicers in the future.

The integrity of the servicing and foreclosure processes are critical to the value of the mortgage loan portfolios underlying our RMBS, and our financial results could be adversely affected by deficiencies in the conduct of those processes. For example, delays in the foreclosure process that have resulted from investigations into improper servicing practices may adversely affect the values of, and our losses on, our non-Agency RMBS. Foreclosure delays may also increase the administrative expenses of the securitization trusts for the non-Agency RMBS, thereby reducing the amount of funds available for distribution to investors. In addition, the subordinate classes of securities issued by the securitization trusts may continue to receive interest payments while the defaulted loans remain in the trusts, rather than absorbing the default losses. This may reduce the amount of credit support available for the senior classes we own, thus possibly adversely affecting these securities. Additionally, a substantial portion of the $25 billion settlement is intended to be a “credit” to the banks and servicers for principal write-downs or reductions they may make to certain mortgages underlying RMBS. There remains considerable uncertainty as to how these principal reductions will work and what effect they will have on the value of related RMBS; as a result, there can be no assurance that any such principal reductions will not adversely affect the value of certain of our RMBS.

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

As a public company, we are required to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. Internal control over financial reporting is complex and may be revised over time to adapt to changes in our business or applicable accounting rules. For example, as a result of new investments, including any investments in senior living facilities, we may be required to consolidate additional entities, and, therefore, to document and test effective internal controls over the financial reporting of these entities in accordance with Section 404, which we may not be able to do. Even if we are able to do so, there could be significant costs and delays, particularly if these entities were not subject to Section 404 prior to being acquired by us. Under certain circumstances, the SEC permits newly acquired businesses to be excluded for a limited period of time from management’s annual assessment of the effectiveness of internal control. We temporarily excluded the senior living assets acquired in 2012 from management’s annual assessment of the effectiveness of internal control in 2012 pursuant to a one-year deferral permissible under PCAOB and SEC guidelines and may avail ourselves of this flexibility with respect to any newly acquired business. If we are not able to maintain or document effective internal control over financial reporting, our independent registered public accounting firm would not be able to certify as to the effectiveness of our internal control over financial reporting as of the required dates, which could subject us to adverse regulatory consequences, including sanctions or investigations by the SEC, or violations of applicable stock exchange listing rules. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements, which could lead to a decline in our share price, impair our ability to raise capital and other adverse consequences.

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

Furthermore, the ability to successfully manage a senior living facility depends on occupancy levels. Any senior living facility in which we invest may have relatively flat or declining occupancy levels due to falling home prices, declining incomes, stagnant home sales and other economic factors. In addition, the senior living segment may continue to experience a decline in occupancy due to the weak economy and the associated decision of certain residents to vacate a facility and instead be cared for at home. A material decline in occupancy levels and revenues may make it more difficult for the manager of any senior living facility in which we invest to successfully generate income for us. Alternatively, to avoid a decline in occupancy, a manager may reduce the rates charged, which would also reduce our revenues and therefore negatively impact the ability to generate income.

Our ability to acquire senior living facilities will be subject to the applicable REIT qualification tests, and we may have to hold these interests through taxable REIT subsidiaries, which may negatively impact our returns from these assets.

We are not permitted to operate our properties and we are dependent on the property managers of our properties and may be dependent on tenants in the future.

Because federal income tax laws generally restrict REITs and their pass-through subsidiaries from operating healthcare properties, we do not manage our senior living facilities. Instead, we lease our facilities to our subsidiaries that qualify as taxable REIT subsidiaries (“TRS”) under applicable REIT tax laws and may in the future lease our facilities to operating companies. We have retained property managers, some of which are affiliates of our manager, to manage communities that are leased to our TRSs. Our income from our properties may be adversely affected if our property managers or any future tenants fail to provide quality services and amenities to residents or if they fail to maintain quality service. While we monitor our property managers’ performance and will monitor our future tenants’ performance, we have limited recourse under our management agreements, and expect to have limited recourse under our leases, if we believe that the property managers or future tenants are not performing adequately. Failure by our property managers or future tenants to fully perform the duties agreed to in our property management agreements or future leases could adversely affect our results of operations. In addition, our property managers and future tenants may manage, own or invest in, properties that compete with our properties, which may result in conflicts of interest. As a result, our property managers and future tenants may make decisions regarding competing properties that are not or would not be in our best interests.

Due to the dependency of our revenues on private pay sources, events which adversely affect the ability of seniors to afford the monthly resident fees (including downturns in the economy, housing market, consumer confidence or the equity markets and unemployment among resident family members) could cause our occupancy rates, revenues and results of operations to decline.

Costs to seniors associated with independent and assisted living services are not generally reimbursable under government reimbursement programs such as Medicaid. Economic downturns, softness in the housing market, higher levels of unemployment among resident family members, lower levels of consumer confidence, changes to social security benefits, stock market volatility, interest rate volatility, adverse changes to fixed income arrangements and/or changes in demographics could adversely affect the ability of seniors to afford our resident fees. If we are unable to retain and/or attract seniors with sufficient income, assets or other resources required to pay the fees associated with independent and assisted living services and other service offerings, our occupancy rates, revenues and results of operations could decline.

Increases in labor costs at our senior living facilities may have a material adverse effect on us.

Wages and employee benefits represent a significant part of our senior living operating expenses, incurred by facilities leased to our TRSs. Our property managers compete with other operators of senior living facilities to attract and retain qualified personnel responsible for the day to day operations of each of these facilities. The market for qualified nurses and healthcare professionals is highly competitive. Periodic and geographic area shortages of nurses or other trained personnel may require our property managers to increase the wages and benefits offered to its employees in order to attract and retain these personnel or to hire more expensive temporary personnel. Also, our property managers may have to compete with numerous other employers for lesser skilled workers. As we acquire additional facilities, our property managers may be required to pay increased compensation or offer other incentives to retain key personnel and other employees. Employee benefits costs, including employee health insurance and workers’ compensation insurance costs, have materially increased in recent years. Increasing employee health and workers’ compensation insurance costs may materially and negatively affect our earnings at our senior living facilities. We cannot assure that labor costs at our senior living facilities will not increase or that any increase will be matched by corresponding increases in rates charged to residents. Any significant failure by our property managers to control labor costs or to pass on any such increased labor costs to residents through rate increases could have a material adverse effect on our business, financial condition and results of operations.

Termination of assisted living resident agreements and resident attrition could adversely affect our revenues and earnings at our senior living facilities.

State regulations governing assisted living facilities typically require a written resident agreement with each resident. Most of these regulations also require that each resident have the right to terminate these assisted living resident agreements for any reason on reasonable notice. Consistent with these regulations, most resident agreements at our senior living facilities allow residents to terminate their agreements on 30 days’ notice. Thus, our property managers may be unable to contract with assisted living residents to stay for longer periods of time, unlike typical apartment leasing arrangements that involve lease agreements with terms of up to a year or longer. If a large number of residents elected to terminate their resident agreements at or around the same time, our revenues and earnings from our assisted living facilities could be materially and adversely affected. In addition, the advanced ages of senior living residents at our senior living facilities makes the resident turnover rate in these senior living facilities difficult to predict.

Our property managers and future tenants may be faced with significant potential litigation and rising insurance costs that not only affect their ability to obtain and maintain adequate liability and other insurance, but also may affect their ability to pay their lease payments and fulfill their insurance and indemnification obligations to us.

In some states, advocacy groups monitor the quality of care at assisted and independent living communities, and these groups have brought litigation against operators. Also, in several instances, private litigation by assisted and independent living community residents or their families have succeeded in winning very large damage awards for alleged neglect. The effect of this litigation and potential litigation has been to materially increase the costs of monitoring and reporting quality of care compliance. The cost of liability and medical malpractice insurance has increased and may continue to increase so long as the present litigation environment in many parts of the United States continues. This may affect the ability of some of our property managers and future tenants to obtain and maintain adequate liability and other insurance and manage their related risk exposures. In addition to causing some of our property managers and future tenants to be unable to fulfill their insurance, indemnification and other obligations to us under their leases and thereby potentially exposing us to those risks, these litigation risks and costs could cause some of our property managers and future tenants to become unable to pay rents due to us. Such nonpayment could potentially affect our ability to meet future monetary obligations under our financing arrangements.

The failure of our property managers and future tenants to comply with laws relating to the operation of our property managers’ and future tenants’ facilities may have a material adverse effect on the ability of our future tenants to pay us rent, the profitability of our managed facilities and the values of our properties.

We and our property managers and our future tenants are subject to or impacted by extensive, frequently changing federal, state and local laws and regulations. Some of these laws and regulations include: state and local licensure laws; laws protecting consumers against deceptive practices; laws relating to the operation of our properties and how our property managers and future tenants conduct their operations, such as fire, health and safety laws and privacy laws; federal and state laws affecting communities that participate in Medicaid; the Americans with Disabilities Act and similar state and local laws; and safety and health standards set by the Occupational Safety and Health Administration. We and our property managers and future tenants expend significant resources to maintain compliance with these laws and regulations, and responding to any allegations of noncompliance also results in the expenditure of significant resources. If we or our property managers or future tenants fail to comply with any applicable legal requirements, or are unable to cure deficiencies, certain sanctions may be imposed and, if imposed, may adversely affect our future tenants’ ability to pay their rent, the profitability of affected facilities managed by our property managers and the values of our properties. Further, changes in the regulatory framework could have a material adverse effect on the ability of our future tenants to pay us rent (and any such nonpayment could potentially affect our ability to meet future monetary obligations under our financing arrangements), the profitability of our facilities managed by our property managers and the values of our properties.

We and our property managers and our future tenants are required to comply with federal and state laws governing the privacy, security, use and disclosure of individually identifiable information, including financial information and protected health information. Under the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), we and our property managers and future tenants are required to comply with the HIPAA privacy rule, security standards, and standards for electronic healthcare transactions. State laws also govern the privacy of individual health information, and these laws are, in some jurisdictions, more stringent than HIPAA. Other federal and state laws govern the privacy of individually identifiable information. If we or our property managers or future tenants fail to comply with applicable federal or state standards, we or they could be subject to civil sanctions and criminal penalties, which could materially and adversely affect our business, financial condition and results of operations.

Our properties and their operations are subject to extensive regulations.

Various governmental authorities mandate certain physical characteristics of senior living facilities. Changes in laws and regulations relating to these matters may require significant expenditures. Our property management agreements generally require our managers to maintain our properties in compliance with applicable laws and regulations, and we expend resources to monitor their compliance. We anticipate that any leases we sign in the future will also require our future tenants to maintain our properties in compliance with applicable laws and regulations. However, our property managers and future tenants may neglect maintenance of our properties if they suffer financial distress. We may agree to fund capital expenditures in return for rent increases. Our available financial resources or those of our property managers and future tenants may be insufficient to fund the expenditures required to operate our properties in accordance with applicable laws and regulations. If we fund these expenditures, our future tenants’ financial resources may be insufficient to satisfy their increased rental payments to us.

Licensing and Medicaid laws also require our property managers and future tenants to comply with extensive standards governing their operations. In addition, certain laws prohibit fraud by senior living operators and other healthcare communities, including civil and criminal laws that prohibit false claims in, Medicaid and other programs and that regulate patient referrals. In recent years, the federal and state governments have devoted increasing resources to monitoring the quality of care at senior living communities and to anti-fraud investigations in healthcare operations generally. When violations of applicable laws are identified, federal or state authorities may impose civil monetary damages, treble damages, repayment requirements and criminal sanctions. Healthcare communities may also be subject to license revocation or conditional licensure and exclusion from Medicaid participation or conditional participation. When quality of care deficiencies or improper billing are identified, various laws may authorize civil money penalties or fines; the suspension, modification, or revocation of a license or Medicaid participation; the suspension or denial of admissions of residents; the denial of payments in full or in part; the implementation of state oversight, temporary management or receivership; and the imposition of criminal penalties. We, our property managers and our future tenants may receive notices of potential sanctions from time to time, and governmental authorities may impose such sanctions from time to time on our facilities. If our property managers and future tenants are unable to cure deficiencies which have been identified or which are identified in the future, these sanctions may be imposed, and if imposed, may adversely affect our future tenants’ ability to pay rents to us (and any such nonpayment could potentially affect our ability to meet future monetary obligations under our financing arrangements), and our ability to identify substitute property managers or tenants. Federal and state requirements for change in control of healthcare communities, including, as applicable, approvals of the proposed operator for licensure, certificate of need and Medicaid participation, may also limit or delay our ability to find substitute tenants or property managers. If any of our property managers or future tenants becomes unable to operate our properties, or if any of our future tenants becomes unable to pay its rent because it has violated government regulations or payment laws, we may experience difficulty in finding a substitute tenant or property manager or selling the affected property for a fair and commercially reasonable price, and the value of an affected property may decline materially.

Our acquisitions of senior living facilities may not be successful.

We intend to acquire additional senior living facilities. We cannot assure that we will be able to consummate attractive acquisition opportunities or that acquisitions we make will be successful. We might encounter unanticipated difficulties and expenditures relating to any acquired properties. Newly acquired properties might require significant management attention that would otherwise be devoted to our ongoing business. We might never realize the anticipated benefits of our acquisitions. Notwithstanding pre-acquisition due diligence, we do not believe that it is possible to fully understand a property before it is owned and operated for an extended period of time. For example, we could acquire a property that contains undisclosed defects in design or construction. In addition, after our acquisition of a property, the market in which the acquired property is located may experience unexpected changes that adversely affect the property’s value. The occupancy of properties that we acquire may decline during our ownership, and rents or returns that are in effect or expected at the time a property is acquired may decline thereafter. Also, our property operating costs for acquisitions may be higher than we anticipate and acquisitions of properties may not yield the returns we expect and, if financed using debt or new equity issuances, may result in stockholder dilution. For these reasons, among others, our business plan to acquire additional properties may not succeed or may cause us to experience losses.

Our investments in debt securities and loans are subject to changes in credit spreads, which could adversely affect our ability to realize gains on the sale of such investments.

Debt securities and loans are subject to changes in credit spreads. Credit spreads measure the yield demanded on securities and loans by the market based on their credit relative to a specific benchmark.

Fixed rate securities and loans are valued based on a market credit spread over the rate payable on fixed rate U.S. Treasuries of like maturity. Floating rate securities and loans are valued based on a market credit spread over LIBOR and are affected similarly by changes in LIBOR spreads. Excessive supply of these securities combined with reduced demand will generally cause the market to require a higher yield on these securities and loans, resulting in the use of a higher, or “wider,” spread over the benchmark rate to value such securities. Under such conditions, the value of our debt securities and loan portfolios would tend to decline. Conversely, if the spread used to value such securities were to decrease, or “tighten,” the value of our debt securities portfolio would tend to increase. Such changes in the market value of our debt securities and loan portfolios may affect our net equity, net income or cash flow directly through their impact on unrealized gains or losses on available-for-sale securities, and therefore our ability to realize gains on such securities, or indirectly through their impact on our ability to borrow and access capital. During 2008 through the first quarter of 2009, credit spreads widened substantially. This widening of credit spreads caused the net unrealized gains on our securities, loans and derivatives, recorded in accumulated other comprehensive income or retained earnings, and therefore our book value per share, to decrease and resulted in net losses.

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

We may invest in operating businesses in distressed industries, and such investments are subject to operational and other business risks.

We opportunistically pursue a variety of investments and, as a consequence, we are subject to risks of the industries in which we may invest, which may include non-real estate related operating businesses in deeply distressed industries. These investments are subject to the risks of the industry in which such business(es) operate, and we expect any businesses we acquire to be subject to similar issues and risks. Businesses operating in distressed industries can face declining revenues, profitability, margins, customer base, product acceptance and growth prospects as well as concerns regarding increased fixed costs, lack of available financing or lack of a viable long-term strategy. Some or all of these risks may exist in any investment we make in a distressed business or industry. As a result, investments in distressed operating businesses involve heightened risks, and we cannot assure you that any such investments will be profitable. We may acquire significant positions in distressed businesses for strategic reasons, which may require us to expend significant capital on investments that differ from, and involve a higher degree of risk than, other assets currently in our portfolio. In addition, acquiring an operating business exposes us to some or all of the meaningful risks associated with owning an operating business. Any loss of invested capital in such businesses would adversely affect our results of operation, profitability and the amount of funds available for distribution as a dividend to our stockholders.

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

We completed a spin-off of New Residential in May 2013. The terms of the agreements related to the spin-off of New Residential, including a Separation and Distribution Agreement dated April 26, 2013 (the “Separation and Distribution Agreement”) between us and New Residential and a management agreement between our manager and New Residential, were not negotiated among unaffiliated third parties. Such terms were proposed by our officers and other employees of our manager and approved by our board of directors. As a result, these terms may be less favorable to us than the terms that would have resulted from arm’s-length negotiations among unaffiliated third parties.

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

We conduct our operations in reliance on an exemption from the 1940 Act, which we refer to as Section 3(c)(5)(C), , which is available for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.”

Reliance on this exemption limits our ability to make certain investments. Section 3(c)(5)(C) generally requires that at least 55% of our assets be comprised of qualifying real estate assets and at least 80% of our assets be comprised of a combination of qualifying real estate assets and real estate related assets. In satisfying the 55% requirement, based on guidance from the SEC and its staff, we treat Agency ARM RMBS issued with respect to an underlying pool of mortgage loans in which we hold all of the certificates issued by the pool as qualifying real estate assets. The SEC and its staff have not issued guidance with respect to whole pool non-Agency RMBS for purposes of Section 3(c)(5)(C). Accordingly, based on our own judgment and analysis of the guidance with respect to Agency whole pool certificates, we treat non-Agency ARM RMBS issued with respect to an underlying pool of mortgage loans in which we hold all of the certificates issued by the pool as qualifying real estate assets. We also treat whole mortgage loans that we acquire directly as qualifying real estate assets provided that 100% of the loan is secured by real estate when we acquire the loan and we have the unilateral right to foreclose on the mortgage. In addition, we treat investments in Agency partial pool RMBS and non-Agency partial pool RMBS as real estate related assets. Section 3(c)(5)(C) generally limits the amount of our investments in non-real estate assets, including consumer loans, to no more than 20% of our total assets. To the extent that we acquire significant non-real estate assets in the future, in order to maintain our exemption under the 1940 Act, we may need to offset those acquisitions with additional qualifying real estate and real estate related assets, which may not generate risk-adjusted returns as attractive as those generated by non-real estate related assets.

In August 2011, the SEC solicited public comment on a wide range of issues relating to Section 3(c)(5)(C), including the nature of the assets that qualify for purposes of the exemption and whether mortgage REITs like us should be regulated in a manner similar to investment companies. The request for public comment has not yet resulted in SEC rulemaking or interpretive guidance, and there can be no assurance that the laws and regulations governing the 1940 Act status of REITs, or SEC guidance regarding Section 3(c)(5)(C), will not change in a manner that adversely affects our operations. If the SEC takes action that could result in our failure to maintain an exception or exemption from the 1940 Act, we could, among other things, be required either to (a) change the manner in which we conduct our operations to maintain our exemption from registration as an investment company, (b) effect sales of our assets in a manner that, or at a time when, we would not otherwise choose to do so, or (c) register as an investment company (which, among other things, would require us to comply with the leverage constraints applicable to investment companies), any of which could negatively affect the value of our common stock, the sustainability of our business model, and our ability to make distributions to our stockholders, which could, in turn, materially and adversely affect us and the market price of our stock.

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

Risks Relating to Our REIT Status

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
If we were to fail to qualify as a REIT in any taxable year, we would be subject to federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates, and distributions to stockholders would not be deductible by us in computing our taxable income. Any such corporate tax liability could be substantial and would reduce the amount of cash available for distribution to our stockholders, which in turn could have an adverse impact on the value of, and trading prices for, our stock. Unless entitled to relief under certain provisions of the Code, we also would be disqualified from taxation as a REIT for the four taxable years following the year during which we initially ceased to qualify as a REIT. See also “—Risks Related to the Spin-Off of New Residential—Our failure to qualify as a REIT would potentially give rise to a claim for damages from New Residential.”

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

In January 2013, we experienced an “ownership change” for purposes of Section 382 of the Code, which limits our ability to utilize our net operating loss and net capital loss carryforwards and certain built-in losses to reduce our future taxable income, potentially increases our related REIT distribution requirement, and potentially adversely affects our liquidity.

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

Specifically, the Code limits the ability of a company that undergoes an “ownership change” to utilize its net operating loss and net capital loss carryforwards and certain built-in losses to offset taxable income earned in years after the ownership change. An ownership change occurs if, during a three-year testing period, more than 50% of the stock of a company is acquired by one or more persons (or certain groups of persons) who own, directly or constructively, 5% or more of the stock of such company. An ownership change can occur as a result of a public offering of stock, as well as through secondary market purchases of our stock and certain types of reorganization transactions. Generally, when an ownership change occurs, the annual limitation on the use of net operating loss and net capital loss carryforwards and certain built-in losses is equal to the product of the applicable long-term tax exempt rate and the value of the company’s stock immediately before the ownership change. We have substantial net operating and net capital loss carry forwards which we have used, and will continue to use, to offset our tax and distribution requirements. In January 2013, an “ownership change” for purposes of Section 382 of the Code occurred. Therefore, the provisions of Section 382 of the Code impose an annual limit on the amount of net operating loss and net capital loss carryforwards and built in losses that we can use to offset future taxable income. Such limitation may increase our dividend distribution requirement in the future, which could adversely affect our liquidity. We do not believe that the limitation as a result of the January 2013 ownership change will prevent us from satisfying our REIT distribution requirement for the current year and future years. No assurance, however, can be given that we will be able to satisfy our distribution requirement following a current or future ownership change or otherwise. If we were to fail to satisfy our distribution requirement, it would cause us to lose our REIT status and thereby materially negatively impact our business, financial condition and potentially impair our ability to continue operating in the future.

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

We may experience issues regarding the characterization of income for tax purposes. For example, we may recognize significant ordinary income, which we would not be able to offset with capital losses, which would, in turn, increase the amount of income we would be required to distribute to stockholders in order to maintain our REIT status. We expect that this disconnect will occur in the case of one or more of our non-recourse financing structures, including off balance sheet structures such as our subprime securitizations and non-consolidated CDOs, where we incur capital losses on the related assets, and ordinary income from the cancellation of the related non-recourse financing if the ultimate proceeds from the assets are insufficient to repay such debt. Through June 30, 2013, no such cancellation of CDO debt had been effected as a result of losses incurred. However, we expect that such cancellation of indebtedness within our CDOs, consolidated or non-consolidated, may occur in the future. In the case of our subprime securitizations, $75.3 million of such cancellations had been effected through June 30, 2013, and we expect such cancellations will continue as losses are realized. This disconnect could also occur, and has occurred, as a result of the repurchase of our outstanding debt at a discount as the gain recorded upon the cancellation of indebtedness is characterized as ordinary income for tax purposes. We have repurchased our debt at a discount in the past, and we intend to attempt to do so in the future. During 2009 and 2010, we repurchased $787.8 million face amount of our outstanding CDO debt and junior subordinated notes at a discount, and recorded $521.1 million of gain. In compliance with tax laws, we had the ability to defer the ordinary income recorded as a result of this cancellation of indebtedness to future years and have deferred or intend to defer all or a portion of such gain for 2009 and 2010. While such deferral may postpone the effect of the disconnect on the ability to offset taxable income and losses, it does not eliminate it. Furthermore, cancellation of indebtedness income recognized on or after January 1, 2011 cannot be deferred and must generally be recognized as ordinary income in the year of such cancellation. During the years ended December 31, 2011 and December 31, 2012, we repurchased $188.9 million and $34.1 million face amount of our outstanding CDO debt and notes payable at a discount and recorded $81.1 million and $23.2 million of gain for tax purposes, respectively, (of which only $66.1 million and $24.1 million gain relating to $171.8 million and $39.3 million face amount of debt repurchased, respectively, was recognized for GAAP purposes). During the six months ended June 30, 2013, we repurchased $10.9 million face amount of our outstanding CDO debt and notes payable at a discount and recorded $1.2 million of gain for tax and GAAP purposes. The elimination of the ability to defer the recognition of cancellation of indebtedness income introduces additional tax implications that may significantly reduce the economic benefit of repurchasing our outstanding CDO debt.

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

In order for us to maintain our qualification as a REIT under the Code, not more than 50% in value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) at any time during the last half of each taxable year after our first year. Our charter, with certain exceptions, authorizes our board of directors to take the actions that are necessary and desirable to preserve our qualification as a REIT. Unless exempted by our board of directors, no person may own more than 8% of the aggregate value of our outstanding capital stock, treating classes and series of our stock in the aggregate, or more than 25% of the outstanding shares of our Series B Preferred Stock, Series C Preferred Stock or Series D Preferred Stock. Our board may grant an exemption in its sole discretion, subject to such conditions, representations and undertakings as it may determine in its sole discretion. These ownership limits could delay or prevent a transaction or a change in our control that might involve a premium price for our common stock or otherwise not be in the best interest of our stockholders.

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

In connection with the spin-off of New Residential, which was completed in May 2013, we represented in the Separation and Distribution Agreement that we have no knowledge of any fact or circumstance that would cause us to fail to qualify as a REIT. We also covenanted in the Separation and Distribution Agreement to use our reasonable best efforts to maintain our REIT status for each of our taxable years ending on or before December 31, 2014 (unless we obtain an opinion from a nationally recognized tax counsel or a private letter ruling from the IRS to the effect that our failure to maintain our REIT status will not cause New Residential to fail to qualify as a REIT under the successor REIT rules). In the event of a breach of this representation or covenant, New Residential may be able to seek damages from us, which could have a significantly negative effect on our liquidity and results of operations.

Distributions to tax-exempt investors may be classified as unrelated business taxable income.

Neither ordinary nor capital gain distributions with respect to our stock nor gain from the sale of stock should generally constitute unrelated business taxable income to a tax-exempt investor. However, there are certain exceptions to this rule. In particular:

•
part of the income and gain recognized by certain qualified employee pension trusts with respect to our stock may be treated as unrelated business taxable income if shares of our stock are predominantly held by qualified employee pension trusts, and we are required to rely on a special look-through rule for purposes of meeting one of the REIT ownership tests, and we are not operated in a manner to avoid treatment of such income or gain as unrelated business taxable income;

•
part of the income and gain recognized by a tax-exempt investor with respect to our stock would constitute unrelated business taxable income if the investor incurs debt in order to acquire the stock; and

•
to the extent that we are (or a part of us, or a disregarded subsidiary of ours, is) a “taxable mortgage pool,” or if we hold residual interests in a real estate mortgage investment conduit (“REMIC”), a portion of the distributions paid to a tax-exempt stockholder that is allocable to excess inclusion income may be treated as unrelated business taxable income.

The tax on prohibited transactions will limit our ability to engage in transactions which would be treated as prohibited transactions for U.S. federal income tax purposes.

Net income that we derive from a prohibited transaction is subject to a 100% tax. The term “prohibited transaction” generally includes a sale or other disposition of property (including mortgage loans, but other than foreclosure property, as discussed below) that is held primarily for sale to customers in the ordinary course of our trade or business. We might be subject to this tax if we were to dispose of or securitize loans or certain other assets in a manner that was treated as a prohibited transaction for U.S. federal income tax purposes.

We intend to conduct our operations so that no asset that we own (or are treated as owning) will be treated as, or as having been, held for sale to customers, and that a sale of any such asset will not be treated as having been in the ordinary course of our business. As a result, we may choose not to engage in certain sales of loans or certain other assets at the REIT level, and may limit the structures we utilize for our securitization transactions, even though the sales or structures might otherwise be beneficial to us. In addition, whether property is held “primarily for sale to customers in the ordinary course of a trade or business” depends on the particular facts and circumstances. No assurance can be given that any property that we sell will not be treated as property held for sale to customers, or that we can comply with certain safe-harbor provisions of the Code that would prevent such treatment. The 100% prohibited transaction tax does not apply to gains from the sale of property that is held through a TRS or other taxable corporation, although such income will be subject to tax in the hands of the corporation at regular corporate rates. We intend to structure our activities to prevent prohibited transaction characterization.

New legislation or administrative or judicial action, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to qualify as a REIT.

The present U.S. federal income tax treatment of REITs may be modified, possibly with retroactive effect, by legislative, judicial or administrative action at any time, which could affect the U.S. federal income tax treatment of an investment in us. The U.S. federal income tax rules dealing with REITs constantly are under review by persons involved in the legislative process, the IRS and the U.S. Treasury Department, which results in statutory changes as well as frequent revisions to regulations and interpretations. Revisions in U.S. federal tax laws and interpretations thereof could affect or cause us to change our investments and commitments and affect the tax considerations of an investment in us.

Liquidation of assets may jeopardize our REIT qualification or create additional tax liability for us.

To qualify as a REIT, we must comply with requirements regarding the composition of our assets and our sources of income. If we are compelled to liquidate our investments to repay obligations to our lenders, we may be unable to comply with these requirements, ultimately jeopardizing our qualification as a REIT, or we may be subject to a 100% tax on any resultant gain if we sell assets that are treated as dealer property or inventory.

Risks Related to Our Common Stock

Our stock price has fluctuated meaningfully, particularly on a percentage basis, and may fluctuate meaningfully in the future. Accordingly, you may not be able to resell your shares at or above the price at which you purchased them.

The trading price of our common stock has fluctuated significantly over the last three years. The trading price of our common stock could fluctuate significantly in the future and could be negatively affected in response to various factors, including:

•	market conditions in the broader stock market in general, or in the REIT or real estate industry in particular;
•	our ability to make investments with attractive risk-adjusted returns;
•	market perception of our current and projected financial condition, potential growth, future earnings and future cash dividends;
•	announcements we make regarding dividends;
•	actual or anticipated fluctuations in our quarterly financial and operating results;
•	market perception or media coverage of our manager or its affiliates;
•	actions by rating agencies;

•	short sales of our common stock;
•	any decision to pursue a distribution or disposition of a meaningful portion of our assets;
•	issuance of new or changed securities analysts’ reports or recommendations;
•	media coverage of us, other REITs or the outlook of the real estate industry;
•	major reductions in trading volumes on the exchanges on which we operate;
•	credit deterioration within our portfolio;
•	legislative or regulatory developments, including changes in the status of our regulatory approvals or licenses; and
•	litigation and governmental investigations.

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

We may choose to pay dividends in our own stock, or make a distribution of a subsidiary’s common stock, in which case you could be required to pay income taxes in excess of the cash dividends you receive.

We may in the future distribute taxable dividends that are payable in cash and shares of our common stock at the election of each stockholder. We may also determine to distribute a taxable dividend in the stock of a subsidiary in connection with a spin-off or other transaction, as in the case of our spin-off of New Residential in May 2013. Taxable stockholders receiving such distributions will be required to include the full amount of the distribution as ordinary income to the extent of our current and accumulated earnings and profits for federal income tax purposes. As a result, stockholders may be required to pay income taxes with respect to such dividends in excess of the cash dividends received. If a U.S. stockholder sells the stock that it receives as a dividend in order to pay this tax, the sale proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our common stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our common stock.

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

Sales of our common stock or other securities in the public or private market, or the perception that these sales may occur, could cause the market price of our common stock to decline. This could also impair our ability to raise additional capital through the sale of our equity securities. Under our certificate of incorporation, we are currently authorized to issue up to 1,000,000,000 shares of common stock and we are authorized to reclassify a portion of our authorized preferred stock into common stock, and there were 293,326,085 shares of our common stock outstanding as of June 30, 2013. We cannot predict the size of future issuances of our common stock or other securities or the effect, if any, that future sales and issuances would have on the market price of our common stock.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

2.1
Separation and Distribution Agreement dated April 25, 2013, between New Residential Investment Corp. and the Registrant (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, Exhibit 2.1, filed on May 3, 2013).

3.1	Articles of Amendment and Restatement (incorporated by reference to the Registrant’s Registration Statement on Form S-11 (File No. 333-90578), Exhibit 3.1).

3.2	Articles Supplementary Relating to the Series B Preferred Stock (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003, Exhibit 3.3).

3.3	Articles Supplementary Relating to the Series C Preferred Stock (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 3.3, filed on October 25, 2005).

3.4	Articles Supplementary Relating to the Series D Preferred Stock (incorporated by reference to the Registrant’s Report on Form 8-A, Exhibit 3.1, filed on March 14, 2007).

3.5	Articles of Amendment (incorporated by reference to the Registrant's report on Form 8-K, Exhibit 3.1, filed on June 10, 2013).

3.6	Amended and Restated By-laws (incorporated by reference to the Registrant’s Registration Statement on Form 8-K, Exhibit 3.1, filed on May 5, 2006).

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

10.1
Amended and Restated Management and Advisory Agreement by and among the Registrant and FIG LLC, dated April 25, 2013 (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, Exhibit 10.1, filed on May 3, 2013).

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

10.46
Purchase Agreement, among the Sellers listed therein, HSBC Finance Corporation and SpringCastle Acquisition LLC, dated March 5, 2013 (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 99.1, filed on March 11, 2013.

10.47
Form of Interim Servicing Agreement, among the Interim Servicers listed therein, HSBC Bank USA, National Association and SpringCastle Acquisition LLC (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 99.1, filed on March 11, 2013).

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

Management Agreement, dated as of July 5, 2012, between Sunshine Villa Management LLC and Sunshine Villa Leasing LLC.

Management Agreement, dated as of July 5, 2012, between Sheldon Park Management LLC and Sheldon Park Leasing LLC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

NEWCASTLE INVESTMENT CORP.

By:	/s/ Kenneth M. Riis
Kenneth M. Riis
Chief Executive Officer and President

August 7, 2013

By:	/s/ Jonathan R. Brown
Jonathan R. Brown
Interim Chief Financial Officer and Principal Accounting Officer
August 7, 2013