Form 10-Q
period 2013-09-30
NEWCASTLE INVESTMENT CORP
filed 2013-11-01
CIK 1175483

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

(212)798-6100

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

Common stock, $0.01 par value per share: 293,488,981 shares outstanding as of October 25, 2013.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, the operating performance of our investments, the stability of our earnings, and our financing needs. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “endeavor,” “seek,” “anticipate,” “estimate,” “overestimate,” “underestimate,” “believe,” “could,” “project,” “predict,” “continue” or other similar words or expressions. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Our ability to predict results or the actual outcome of future plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	reductions in cash flows received from our investments;
•	our ability to deploy capital accretively;
•	the risks that default and recovery rates on our real estate securities and loan portfolios deteriorate compared to our underwriting estimates;
•	changes in prepayment rates on the loans underlying certain of our assets;
•	the relationship between yields on assets which are paid off and yields on assets in which such monies can be reinvested;
•	the relative spreads between the yield on the assets we invest in and the cost of financing;
•	changes in economic conditions generally and the real estate and debt securities markets specifically;
•	adverse changes in the financing markets we access affecting our ability to finance our investments, or in a manner that maintains our historic net spreads;
•	changing risk assessments by lenders that potentially lead to increased margin calls, not extending our repurchase agreements or other financings in accordance with their current terms or entering into new financings with us;
•	changes in interest rates and/or credit spreads, as well as the success of any hedging strategy we may undertake in relation to such changes;
•	the quality and size of the investment pipeline and the rate at which we can invest our cash at attractive risk-adjusted returns, including cash inside our collateralized debt obligations (“CDOs”);
•	impairments in the value of the collateral underlying our investments and the relation of any such impairments to our judgments as to whether changes in the market value of our securities, loans or real estate are temporary or not and whether circumstances bearing on the value of such assets warrant changes in carrying values;
•	legislative/regulatory changes, including but not limited to, any modification of the terms of loans;
•	the availability and cost of capital for future investments;
•	competition within the finance and real estate industries;
•	our ability to take advantage of opportunities in additional asset classes or types of assets, including, without limitation, senior housing facilities, at attractive risk-adjusted prices or at all;
•	risks related to investments in senior housing including, but not limited to, the risk that we are dependent on the performance of our operators, the risk that a downturn in the housing market or an overall economic downturn could cause our occupancy rates, revenues and results of operations to decline and the risk that increases in labor costs at our senior housing facilities may have a material adverse effect on us; and
•	other risks detailed from time to time below, particularly under the heading “Risk Factors,” and in our other reports filed with or furnished to the Securities and Exchange Commission (the “SEC”).

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

SPECIAL NOTE REGARDING EXHIBITS

In reviewing the agreements included as exhibits to this Quarterly Report on Form 10-Q, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about Newcastle Investment Corp. (the “Company”) or the other parties to the agreements.  The agreements contain representations and warranties by each of the parties to the applicable agreement.  These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

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

NEWCASTLE INVESTMENT CORP.

FORM 10-Q

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	September 30, 2013
	(Unaudited)	December 31, 2012
Assets
Real estate securities, available-for-sale	$825,499	$1,691,575
Real estate related and other loans, held-for-sale, net	795,297	843,132
Residential mortgage loans, held-for-investment, net	260,463	292,461
Residential mortgage loans, held-for-sale, net	2,236	2,471
Subprime mortgage loans subject to call option	406,217	405,814
Investments in real estate, net of accumulated depreciation	409,041	169,473
Intangibles, net of accumulated amortization	41,371	19,086
Equity method investment in Local Media Group	57,384	—
Other investments	25,133	24,907
Cash and cash equivalents	92,134	231,898
Restricted cash	1,827	2,064
Derivative assets	43,172	165
Receivables and other assets	27,003	17,197
Assets of discontinued operations	—	245,069
Total Assets	$2,986,777	$3,945,312

Liabilities and Stockholders' Equity
Liabilities
CDO bonds payable	$718,473	$1,091,354
Other bonds and notes payable	153,798	183,390
Repurchase agreements	376,886	929,435
Mortgage notes payable	335,238	120,525
Financing of subprime mortgage loans subject to call option	406,217	405,814
Junior subordinated notes payable	51,239	51,243
Derivative liabilities	17,115	31,576
Dividends Payable	30,279	38,884
Due to affiliates	4,911	3,620
Accrued expenses and other liabilities	25,266	15,931
Liabilities of discontinued operations	2,380	480
Total Liabilities	$2,121,802	$2,872,252

Commitments and contingencies

Stockholders' Equity	$61,583	$61,583
Preferred stock, $0.01 par value, 100,000,000 shares authorized, 1,347,321 shares of 9.75% Series B Cumulative Redeemable Preferred Stock, 496,000 shares of 8.05% Series C Cumulative Redeemable Preferred Stock, and 620,000 shares of 8.375% Series D Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, issued and outstanding as of September 30, 2013 and December 31, 2012
Common stock, $0.01 par value, 1,000,000,000 and 500,000,000 shares authorized, 293,488,981 and 172,525,645 shares issued and outstanding, at September 30, 2013 and December 31, 2012, respectively	2,935	1,725
Additional paid-in capital	2,670,442	1,710,083
Accumulated deficit	(1,941,805)	(771,095)
Accumulated other comprehensive income	71,820	70,764
Total Stockholders' Equity	$864,975	$1,073,060

Total Liabilities and Stockholders' Equity	$2,986,777	$3,945,312

Statement continues on the next page.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

The following table presents certain assets of consolidated variable interest entities (“VIEs”), which are included in the Consolidated Balance Sheets above. The assets in the table below include those assets that can only be used to settle obligations of consolidated VIEs, and are in excess of those obligations. Additionally, the assets in the table below exclude intercompany balances that eliminate in consolidation.

	September 30, 2013
	(Unaudited)	December 31, 2012

Assets of consolidated VIEs that can only be used to settle obligations of consolidated VIEs
Real estate securities, available-for-sale	$429,304	$567,685
Real estate related and other loans, held-for-sale, net	584,628	813,301
Residential mortgage loans, held-for-investment, net	227,782	292,461
Subprime mortgage loans subject to call option	406,217	405,814
Investments in real estate, net of accumulated depreciation	6,632	6,672
Other investments	19,055	18,883
Restricted cash	1,827	2,064
Receivables and other assets	3,497	7,535
Total assets of consolidated VIEs that can only be used to settle obligations of consolidated VIEs	$1,678,942	$2,114,415

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

	September 30, 2013
	(Unaudited)	December 31, 2012

Liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of Newcastle
CDO bonds payable	$718,473	$1,091,354
Other bonds and notes payable	153,798	183,390
Repurchase agreements	—	4,244
Financing of subprime mortgage loans subject to call option	406,217	405,814
Derivative liabilities	17,115	31,576
Accrued expenses and other liabilities	7,114	8,365
Total liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of Newcastle	$1,302,717	$1,724,743

See notes to consolidated financial statements.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(dollars in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Interest income	$47,486	$72,947	$171,642	$223,765
Interest expense	20,555	28,411	65,263	88,038
Net interest income	26,931	44,536	106,379	135,727
Impairment/(Reversal)
Valuation allowance (reversal) on loans	(12,998)	4,094	(11,473)	(8,160)
Other-than-temporary impairment on securities	—	(236)	4,405	16,506
Portion of other-than-temporary impairment on securities recognized in other comprehensive income (loss), net of the reversal of other comprehensive loss into net income (loss)	—	1,156	44	(1,913)
Total impairment (reversal)	(12,998)	5,014	(7,024)	6,433
Net interest income after impairment/reversal	39,929	39,522	113,403	129,294
Other Revenues
Rental income	21,149	6,660	44,344	7,684
Care and ancillary income	3,763	1,411	8,081	1,411
Total other revenues	24,912	8,071	52,425	9,095
Other Income
Gain on settlement of investments, net	1,388	229,239	6,451	232,885
Gain on extinguishment of debt	3,359	2,345	4,565	23,127
Equity in earnings of Local Media Group	1,045	—	1,045	—
Other income, net	1,963	2,424	9,554	1,650
Total other income	7,755	234,008	21,615	257,662
Expenses
Loan and security servicing expense	908	1,054	2,963	3,256
Property operating expenses	15,804	5,043	32,576	5,500
General and administrative expense	9,356	4,020	23,507	11,023
Management fee to affiliate	7,166	6,852	24,879	17,459
Depreciation and amortization	7,732	2,385	15,881	2,389
Total expenses	40,966	19,354	99,806	39,627
Income from continuing operations	31,630	262,247	87,637	356,424
Income (loss) from discontinued operations	(2,386)	10,974	33,343	20,707
Net Income	29,244	273,221	120,980	377,131
Preferred dividends	(1,395)	(1,395)	(4,185)	(4,185)
Income Available for Common Stockholders	$27,849	$271,826	$116,795	$372,946
Income Per Share of Common Stock
Basic	$0.09	$1.65	$0.44	$2.77
Diluted	$0.09	$1.63	$0.43	$2.74
Income from continuing operations per share of common stock, after preferred dividends
Basic	$0.10	$1.59	$0.32	$2.62
Diluted	$0.10	$1.57	$0.31	$2.59
Income (loss) from discontinued operations per share of common stock
Basic	$(0.01)	$0.06	$0.12	$0.15
Diluted	$(0.01)	$0.06	$0.12	$0.15
Weighted Average Number of Shares of Common Stock Outstanding
Basic	293,373,891	164,237,757	262,792,986	134,619,858
Diluted	301,027,917	166,429,120	269,057,682	135,869,332
Dividends Declared per Share of Common Stock	$0.10	$0.22	$0.49	$0.62

See notes to consolidated financial statements

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(dollars in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$29,244	$273,221	$120,980	$377,131
Other comprehensive income (loss):
Net unrealized gain on securities	3,123	55,320	42,400	121,609
Reclassification of net realized (gain) loss on securities into earnings	(1,381)	(4,002)	(1,549)	4,411
Net unrealized gain on derivatives designated as cash flow hedges	1,108	4,742	4,720	16,974
Reclassification of net realized (gain) loss on derivatives designated as cash flow hedges into earnings	(1)	(321)	(2)	5,304
Other comprehensive income	2,849	55,739	45,569	148,298
Total comprehensive income	$32,093	$328,960	$166,549	$525,429

See notes to consolidated financial statements

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

(dollars in thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accum. Other Comp. Income (Loss)	Total Stock-holders' Equity
	Shares	Amount	Shares	Amount
Stockholders' equity - December 31, 2012	2,463,321	$61,583	172,525,645	$1,725	$1,710,083	$(771,095)	$70,764	$1,073,060

Dividends declared	—	—	—	—	—	(132,220)	—	(132,220)

Issuance of common stock	—	—	120,963,336	1,210	960,359	—	—	961,569

Spin-off of New Residential	—	—	—	—	—	(1,159,470)	(44,513)	(1,203,983)

Net income	—	—	—	—	—	120,980	—	120,980

Other comprehensive income	—	—	—	—	—	—	45,569	45,569

Stockholders' equity - September 30, 2013	2,463,321	$61,583	293,488,981	$2,935	$2,670,442	$(1,941,805)	$71,820	$864,975

See notes to consolidated financial statements

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(dollars in thousands, except share data)

	Nine Months Ended September 30,
	2013	2012
Cash Flows From Operating Activities
Net income	$120,980	$377,131
Adjustments to reconcile net income to net cash provided by (used in) operating activities (inclusive of amounts related to discontinued operations):
Depreciation and amortization	15,881	2,701
Accretion of discount and other amortization	(27,851)	(38,923)
Interest income in CDOs redirected for reinvestment or CDO bond paydown	(1,068)	(2,944)
Interest income on investments accrued to principal balance	(19,495)	(16,759)
Interest expense on debt accrued to principal balance	330	328
Non-cash directors' compensation	275	220
Valuation allowance (reversal) on loans	(11,473)	(8,160)
Other-than-temporary impairment on securities	4,449	14,593
Change in fair value of investments in excess mortgage servicing rights	(3,894)	(6,513)
Change in investments in equity method investments in mortgage servicing rights	(19,170)	—
Equity in earnings from equity method investments	(587)	—
Distributions of earnings from equity method investees	1,069	—
(Gain)/loss on settlement of investments (net)	(6,451)	(232,885)
Unrealized (gain)/loss on non-hedge derivatives and hedge ineffectiveness	(7,302)	501
Gain on extinguishment of debt	(4,565)	(23,127)
Change in:
Restricted cash	3,786	1,741
Receivables and other assets	(983)	1,088
Due to affiliates	1,291	1,692
Accrued expenses and other liabilities	7,263	1,618
Payment of deferred interest	(648)	(568)
Deferred interest received	5,125	—
Net cash provided by (used in) operating activities	56,962	71,734
Cash Flows From Investing Activities
Principal repayments from repurchased CDO debt	80,817	21,347
Principal repayments from CDO securities	2,792	1,446
Principal repayments from non-Agency RMBS	25,178	12,440
Return of investments in excess mortgage servicing rights	15,803	13,327
Principal repayments from loans and non-CDO securities (excluding non-Agency RMBS)	186,999	70,398
Purchase of real estate securities	(1,113,528)	(597,769)
Purchase of securities accounted for as linked transactions	(103,140)	—
Purchase of real estate related and other loans	(207,125)	(9,216)
Proceeds from sale of investments	43,916	127,000
Acquisition of investments in excess mortgage servicing rights	—	(218,642)
Acquisition of investments in real estate	(224,760)	(141,576)
Additions to investments in real estate	(1,899)	(26)
Contributions to equity method investees	(442,655)	—
Distributions of capital from equity method investees	12,134	—
Deposits paid on investments	(5,248)	(25,857)
Net cash provided by (used in) investing activities	(1,730,716)	(747,128)

Continued on next page

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(dollars in thousands, except share data)

	Nine Months Ended September 30,
	2013	2012
Cash Flows From Financing Activities
Repurchases of CDO bonds payable	(31,285)	(35,695)
Repayments of other bonds and notes payable	(30,300)	(33,177)
Borrowings under repurchase agreements	2,094,395	407,878
Borrowings under repurchase agreements accounted for as linked transactions	59,968	—
Repayments of repurchase agreements	(1,326,584)	(42,291)
Margin deposits under repurchase agreements	(176,414)	(43,960)
Return of margin deposits under repurchase agreements	143,914	43,447
Borrowings under mortgage notes payable	165,696	88,400
Repayment of mortgage notes payable	(143)	—
Issuance of common stock	962,827	435,821
Costs related to issuance of common stock	(1,699)	(840)
Contribution of cash to New Residential upon spin-off	(181,582)	—
Common stock dividends paid	(136,640)	(66,249)
Preferred stock dividends paid	(4,185)	(4,185)
Payment of financing costs	(4,195)	(1,831)
Purchase of derivative instruments	—	(244)
Proceeds from settlement of derivative instruments	217	—
Net cash provided by (used in) financing activities	1,533,990	747,074
Net Increase (Decrease) in Cash and Cash Equivalents	(139,764)	71,680
Cash and Cash Equivalents of Continuing Operations, Beginning of Period	231,898	157,347
Cash and Cash Equivalents of Discontinued Operations, Beginning of Period	—	9
Cash and Cash Equivalents, End of Period	$92,134	$229,036
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest expense	$35,649	$59,384
Supplemental Schedule of Non-Cash Investing and Financing Activities
Assumption of mortgage notes payable	$41,443	$—
Issuance of seller financing for acquisition of senior housing facilities	$11,432	$—
Fair value adjustment relating to seller financing	$2,000	$—
Preferred stock dividends declared but not paid	$930	$930
Common stock dividends declared but not paid	$29,349	$37,947
Purchase price payable on investments in excess mortgage servicing rights	$—	$3,250
Re-issuance of other bonds to third parties upon deconsolidation of CDO	$—	$29,959
Accrued capitalized acquisition expenses relating to Local Media Group	$185	$—
Reduction of Assets and Liabilities relating to the spin-off of New Residential
Real estate securities, available for sale	$1,647,289	$—
Residential mortgage loans, held-for-investment, net	$35,865	$—
Investments in excess mortgage servicing rights at fair value	$229,936	$—
Investments in equity method investees	$392,469	$—
Receivables and other assets	$37,844	$—
Repurchase agreements	$1,320,360	$—
Accrued expenses and other liabilities	$642	$—

See notes to consolidated financial statements

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2013

(dollars in tables in thousands, except share data)

1.   GENERAL

Newcastle Investment Corp. (and its subsidiaries, “Newcastle”) is a Maryland corporation that was formed in 2002. Newcastle focuses on opportunistically investing in, and actively managing, a variety of real estate-related and other investments. Newcastle currently primarily invests in two distinct areas: (i) senior-housing assets and (ii) real estate and other debt. Newcastle is organized and conducts its operations to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. As such, Newcastle will generally not be subject to U.S. federal corporate income tax on that portion of its net income that is distributed to stockholders if it distributes at least 90% of its REIT taxable income to its stockholders by prescribed dates and complies with various other requirements.

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

In connection with the spin-off, Newcastle contributed to New Residential all of its investments in excess mortgage servicing rights (“Excess MSRs”) as of May 15, 2013, the non-Agency residential mortgage backed securities (“RMBS”) Newcastle had acquired since the second quarter of 2012, certain Agency ARM RMBS, the residential mortgage loans Newcastle had acquired since the beginning of 2013, its interest in a portfolio of consumer loans and a cash and cash equivalents balance of $181.6 million.

Newcastle now conducts its business through the following segments: (i) investments in senior housing assets financed with non-recourse debt (“non-recourse senior housing”), (ii) investments financed with non-recourse collateralized debt obligations (“non-recourse CDOs”), (iii) unlevered investments in de-consolidated Newcastle CDO debt (“unlevered CDOs”), (iv) investments financed with other non-recourse debt (“non-recourse other”), (v) investments and debt repurchases financed with recourse debt (“recourse”), (vi) other unlevered investments (“unlevered other”), (vii) equity method investment in Local Media Group and (viii) corporate. With respect to the non-recourse CDOs and non-recourse other segments, subject to the passing of certain periodic coverage tests, Newcastle is generally entitled to receive the net cash flows from these structures on a periodic basis.

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

Newcastle is party to management agreements (the “Senior Housing Management Agreements”) with a subsidiary of Fortress and with a portfolio company of a private equity fund managed by an affiliate of Newcastle’s Manager (the “Senior Housing Managers”), under which the Senior Housing Managers manage the day-to-day operations of certain of the senior housing assets, subject to the supervision of Newcastle’s officers and board of directors. For their services, the Senior Housing Managers are entitled to an annual management fee as defined in, and in accordance with the terms of, the Senior Housing Management Agreements.

Newcastle is also party to a management agreement with GateHouse Media, Inc. (“GateHouse”), see Note 2.

Approximately 6.1 million shares of Newcastle’s common stock were held by Fortress, through its affiliates, and its principals at September 30, 2013. In addition, Fortress, through its affiliates, held options to purchase approximately 21.9 million shares of Newcastle’s common stock at September 30, 2013.

The accompanying consolidated financial statements and related notes of Newcastle have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of Newcastle's financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These financial statements should be read in conjunction with Newcastle's consolidated financial statements for the year ended December 31, 2012 and notes thereto included in Newcastle’s Annual Report on

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2013

(dollars in tables in thousands, except share data)

Certain prior period amounts have been reclassified to conform to the current period’s presentation.

Form 10-K filed with the SEC. Capitalized terms used herein, and not otherwise defined, are defined in Newcastle’s consolidated financial statements for the year ended December 31, 2012.

Recent Accounting Pronouncements

In February 2013, the FASB issued new guidance regarding the reporting of reclassifications out of accumulated other comprehensive income. The new guidance does not change current requirements for reporting net income or other comprehensive income in financial statements. However, it requires companies to present the effects on the line items of net income of significant amounts reclassified out of accumulated OCI if the item reclassified is required to be reclassified to net income in its entirety during the same reporting period. Presentation should occur either on the face of the income statement where net income is presented, or in the notes to the financial statements. Newcastle has adopted this accounting standard and presents this information in Note 14 to the financial statements.

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

2.   ACQUISITIONS

A.	Acquisitions of Senior Housing facilities

During July, August and September 2013, Newcastle completed the acquisitions of 19 senior housing facilities in five different portfolios with properties located in New York, Florida, North Carolina and Pennsylvania. Each of these acquisitions was accounted for as a business combination, under which all assets acquired and liabilities assumed are recognized at their acquisition-date fair value with acquisition-related costs being expensed as incurred. For certain properties, Newcastle has retained a portfolio company of a private equity fund managed by an affiliate of the Manager to manage the properties. Pursuant to the agreement with the portfolio company, Newcastle pays management fees equal to (i) 5% of the property’s effective gross income (as defined in the agreements) or (ii) management fees equal to 6% of the property’s effective gross income (as defined in the agreements) for the first two years and 7% thereafter. For the other property acquired, Newcastle has retained a subsidiary of the Manager to manage the property. Pursuant to the agreement with the subsidiary of the Manager, Newcastle pays management fees equal to 6% of the property’s effective gross income (as defined in the agreement) for the first two years and 7% thereafter. In addition, Newcastle will reimburse the property manager for certain expenses, primarily the compensation expense associated with the on-site employees.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2013

(dollars in tables in thousands, except share data)

In connection with the acquisitions of the senior housing assets described above, the assets acquired and the liabilities assumed were recorded at fair value. A summary of the initial recording of each of the above acquisitions is as follows:

	At Acquisition
	Woodside	Florida	Glen Riddle	Royal Palm	Schenley Gardens	Total
Allocation of Purchase Price (A)
Investments in Real Estate	$13,300	$178,009	$19,050	$16,938	$15,308	$242,605
Resident Lease Intangibles	1,900	21,589	2,100	1,800	1,150	28,539
Non-compete Intangibles	—	—	1,000	—	—	1,000
Other Intangibles	3,700	—	—	—	—	3,700
Assumed mortgage notes payable	—	(41,443)	—	—	—	(41,443)
Earn-Out Liability (B)	—	(1,500)	—	—	—	(1,500)
Other Assets, net of other Liabilities	51	1,231	215	(98)	(108)	1,291
Total purchase price	$18,951	$157,886	$22,365	$18,640	$16,350	$234,192

Mortgage Notes Payable (C)	(14,100)	(102,953)	(16,875)	(14,250)	(8,250)	(156,428)
Net consideration paid	$4,851	$54,933	$5,490	$4,390	$8,100	$77,764
Total acquisition related costs (D)	$475	$3,319	$507	$224	$629	$5,154

Acquisition Date	July 2013	August 2013	August 2013	September 2013	September 2013
Location	New York	Florida/North Carolina	Pennsylvania	Florida	Pennsylvania
Number of Communities	1	15	1	1	1

(A)	Due to the timing of the acquisition, Newcastle is still obtaining additional information relating to the purchase price allocation. Therefore, the review process of the purchase price allocation is not complete. Newcastle expects to complete this process by December 31, 2013.

(B)	The amount represents the fair value of a contingent liability relating to Newcastle’s agreement to pay the seller an earn-out payment if the aggregate EBITDA for the Florida portfolio for any calendar years in which the third, fourth, fifth and/or sixth anniversary of the acquisition date occurs is equal to or in excess of an earn-out threshold, as defined within the agreement.

(C)	See Note 9.

(D)	Acquisition related costs are expensed as incurred and included within general and administrative expense on the statement of income.

B. Acquisition of Media businesses

On September 3, 2013 Newcastle completed the acquisition of Dow Jones Local Media Group (“Local Media Group”) from News Corp. for $86.9 million, including capitalized transaction costs of approximately $4.3 million. Newcastle made a total equity investment of $56.3 million and financed the remainder of the purchase price with $33.0 million of debt. The purchase price is subject to a working capital adjustment. Newcastle also contributed $2.4 million to Local Media Group for working capital purposes that can be repaid from the $10.0 million of undrawn capacity described below. Newcastle assigned its interest in Local Media Group to a newly formed wholly-owned subsidiary, Local Media Group Holdings LLC (“Local Media Parent”). Local Media Group operates 33 local publications in 7 states in the United States and has been in business for over 75 years.

The above $33.0 million of debt was drawn from a $43.0 million credit agreement that Local Media Group signed on September 3, 2013 with Credit Suisse AG, Cayman Islands Branch and Credit Suisse Loan Funding LLC (collectively “Credit Suisse”) which bears interest at LIBOR + 6.5% with a LIBOR floor of 1% and matures in September 2018. The $10.0 million of undrawn capacity under the agreement which can be used for working capital and other general corporate purposes, will become available to Local Media Group on the revolver activation date pursuant to the terms of the agreement. Local Media Parent has provided a guarantee under the credit agreement and has pledged substantially all of its assets, including its interest in Local Media Group, as collateral to the credit agreement. The credit agreement contains customary financial covenants which include a maximum leverage ratio and fixed charge coverage ratio. Upon an event of default of Local Media Group, as defined in the credit agreement, some restrictions apply to Local Media Group’s ability to make dividends or other distributions.

The Local Media Group operations are managed by GateHouse, a portfolio company of a private equity fund managed by an affiliate of the Manager pursuant to a management agreement (“Media Management Agreement”). Under this agreement, GateHouse receives an annual management fee of $1.1 million, subject to adjustments (up to a maximum annual management fee of $1.2 million) plus 12.5% of the Local Media Group’s EBITDA in excess of budget (as defined in the Media Management Agreement) for overseeing and managing the Local Media Group’s businesses, assets and day-to-day operations. As a result of this agreement, management has determined that Local Media Group is a VIE and that GateHouse is the primary beneficiary because it has both the power to direct the activities that most significantly impact the

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2013

(dollars in tables in thousands, except share data)

economic performance of Local Media Group and it participates in the residual returns of Local Media Group that could be significant to Local Media Group. Therefore, since Newcastle is not the primary beneficiary it does not consolidate Local Media Group and records its investment in Local Media Group as an equity method investment.

The following tables present summarized financial information for Local Media Group:

September 30, 2013
Total Assets (A)	$107,011
Total Liabilities (A)	52,053
Total Equity	$54,958
Newcastle's investment (B)	$57,384

For the period September 3 - 30, 2013
Total Revenue	$12,043
Depreciation and Amortization	945
Other Expenses	10,629
Total Expenses	11,574
Provision for Taxes	(576)

Net Income	$1,045

(A)	Due to the timing of the acquisition, Newcastle is still obtaining additional information relating to the purchase price allocation. Therefore, the review process of the purchase price allocation is not complete. Newcastle expects to complete this process by December 31, 2013.

(B)	This amount represents Newcastle’s maximum exposure to loss from this entity and includes capitalized acquisition expenses of $2.4 million.

Newcastle, which owns approximately 52.2% of GateHouse’s $1.2 billion of debt, has also announced that it has entered into an agreement with GateHouse’s other creditors related to a potential restructuring of GateHouse pursuant to a prepackaged plan of reorganization under Chapter 11 of Title 11 of the United States Bankruptcy Code (the “Plan”). Pursuant to the Plan, reorganized GateHouse will be contributed to New Media Investment Group Inc. (“New Media”), which is currently a wholly owned subsidiary of Newcastle, and GateHouse will use commercially reasonable efforts to raise a new debt facility in an amount of up to $150 million in accordance with the terms set forth in the Plan. As the Plan sponsor, Newcastle offered to purchase (or to have its designated affiliates or other designees purchase) the debt of the other creditors in cash at 40% of par (the “Cash-Out Option”). The creditors have the right to elect to receive (i) the Cash-Out Option and/or (ii) common stock of New Media and the net cash proceeds, if any, of the new debt facility (the “Equity Option”).  We and certain other creditors have elected the Equity Option, and creditors with approximately $369.9 million in debt positions, including expected accrued interest through the effective date, have elected the Cash-Out Option. In addition, Newcastle will contribute its interest in Local Media Group to New Media in exchange for common stock of New Media equal in value to the cost of the Local Media Group acquisition, as defined in the agreement. On September 27, 2013, GateHouse commenced the voluntary Chapter 11 proceedings in the United States Bankruptcy Court of the District of Delaware pursuant to the Plan.

New Media has filed a registration statement with the SEC with respect to a planned spin-off from Newcastle. The spin-off is subject to certain conditions, such as the approval of the Plan by the Bankruptcy Court, the declaration of New Media’s registration statement effective by the SEC, the filing and approval of an application to list New Media’s common stock on the NYSE and the formal declaration of the distribution by the board of directors.

3.   SPIN-OFF OF NEW RESIDENTIAL

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

SEPTEMBER 30, 2013

(dollars in tables in thousands, except share data)

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

For pro-forma information relating to the May 15, 2013 spin-off, see Note 17.

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

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2013

(dollars in tables in thousands, except share data)

Results from discontinued operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Interest Income	$—	$9,903	$15,095	$16,422
Net interest income	—	9,903	15,095	16,422

Other loss	(2,386)	(2)	(2,388)	(1)
Change in fair value of investments in excess mortgage servicing rights	—	1,774	3,894	6,513
Change in fair value of investments in equity method investees	—	—	885	—
Earnings from investments in equity method investees	—	—	18,286	—
Total other income	(2,386)	1,772	20,677	6,512

Property operating costs	—	6	12	19
General and administrative expenses	—	695	2,417	2,208
Total expenses	—	701	2,429	2,227

Income from discontinued operations	$(2,386)	$10,974	$33,343	$20,707

The spin-off also resulted in a $1.2 billion reduction in the basis upon which Newcastle’s management fees are computed (and an equivalent reduction in the basis upon which the incentive compensation threshold is computed), as well as a reduction in the strike price of Newcastle’s then outstanding options (see Note 11). During the three months ended September 30, 2013, included in discontinued operations and other liabilities is $2.4 million in connection with excess mortgage servicing rights owned prior to the spin-off.

4.   SEGMENT REPORTING AND VARIABLE INTEREST ENTITIES

As previously stated in Note 1, Newcastle conducts its business through the following segments: (i) investments in senior housing assets financed with non-recourse debt (“non-recourse senior housing”), (ii) investments financed with non-recourse collateralized debt obligations (“non-recourse CDOs”), (iii) unlevered investments in de-consolidated Newcastle CDO debt (“unlevered CDOs”), (iv) investments financed with other non-recourse debt (“non-recourse other”), (v) investments and debt repurchases financed with recourse debt (“recourse”), (vi) other unlevered investments (“unlevered other”), (vii) equity method investment in Local Media Group, (viii) corporate and (ix) prior to the spin-off, investments in excess mortgage servicing rights and consumer loans (“Excess MSRs and consumer loans”). With respect to the non-recourse CDOs and non-recourse other segments, subject to the passing of certain periodic coverage tests, Newcastle is generally entitled to receive the net cash flows from these structures on a periodic basis.

The corporate segment consists primarily of interest income on short-term investments, general and administrative expenses, interest expense on the junior subordinated notes payable and management fees pursuant to the management agreements.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2013

(dollars in tables in thousands, except share data)

Summary financial data on Newcastle's segments is given below, together with reconciliation to the same data for Newcastle as a whole:

	Non-Recourse Senior Housing	Non-Recourse CDOs (A)	Unlevered CDOs (B)	Non-Recourse Other (A) (C)	Recourse (D)	Unlevered Other (E)	Equity Method Investment in Local Media Group	Corporate	Excess MSRs and Consumer Loans	Inter-segment Elimination (F)	Total
Nine Months Ended September 30, 2013
Interest income	$2	$95,254	$383	$49,027	$14,771	$15,519	$—	$141	$—	$(3,455)	$171,642
Interest expense	5,358	18,876	—	37,710	3,910	—	—	2,864	—	(3,455)	65,263
Net interest income (expense)	(5,356)	76,378	383	11,317	10,861	15,519	—	(2,723)	—	—	106,379
Impairment (reversal)	—	(389)	—	(38)	3,738	(10,335)	—	—	—	—	(7,024)
Other revenues	50,880	—	—	1,545	—	—	—	—	—	—	52,425
Other income (loss)	46	16,496	205	—	25	3,798	1,045	—	—	—	21,615
Property operating expenses	31,827	—	—	749	—	—	—	—	—	—	32,576
Depreciation and amortization	15,715	—	—	164	—	—	—	2	—	—	15,881
Other operating expenses	12,619	563	—	2,078	59	290	—	35,740	—	—	51,349
Income (loss) from continuing operations	(14,591)	92,700	588	9,909	7,089	29,362	1,045	(38,465)	—	—	87,637
Income (loss) from discontinued operations	—	—	—	—	—	(35)	—	—	33,378	—	33,343
Net income (loss)	(14,591)	92,700	588	9,909	7,089	29,327	1,045	(38,465)	33,378	—	120,980
Preferred dividends	—	—	—	—	—	—	—	(4,185)	—	—	(4,185)
Income (loss) applicable to common stockholders	$(14,591)	$92,700	$588	$9,909	$7,089	$29,327	$1,045	$(42,650)	$33,378	$—	$116,795

Three Months Ended September 30, 2013
Interest income	$2	$27,027	$57	$16,254	$1,206	$4,425	$—	$39	$—	$(1,524)	$47,486
Interest expense	2,880	4,926	—	12,853	462	—	—	958	—	(1,524)	20,555
Net interest income (expense)	(2,878)	22,101	57	3,401	744	4,425	—	(919)	—	—	26,931
Impairment (reversal)	—	(12,375)	—	535	—	(1,158)	—	—	—	—	(12,998)
Other revenues	24,370	—	—	542	—	—	—	—	—	—	24,912
Other income (loss)	(74)	4,821	60	—	—	1,903	1,045	—	—	—	7,755
Property operating expenses	15,542	—	—	262	—	—	—	—	—	—	15,804
Depreciation and amortization	7,676	—	—	54	—	—	—	2	—	—	7,732
Other operating expenses	7,545	179	—	668	12	52	—	8,974	—	—	17,430
Income (loss) from continuing operations	(9,345)	39,118	117	2,424	732	7,434	1,045	(9,895)	—	—	31,630
Income (loss) from discontinued operations	—	—	—	—	—	(6)	—	—	(2,380)	—	(2,386)
Net income (loss)	(9,345)	39,118	117	2,424	732	7,428	1,045	(9,895)	(2,380)	—	29,244
Preferred dividends	—	—	—	—	—	—	—	(1,395)	—	—	$(1,395)
Income (loss) applicable to common stockholders	$(9,345)	$39,118	$117	$2,424	$732	$7,428	$1,045	$(11,290)	$(2,380)	$—	$27,849
September 30, 2013

Investments	$443,780	$1,044,704	$5,058	$688,274	$387,608	$255,194	$57,384	$—	$—	$(59,361)	$2,822,641
Cash and restricted cash	35,244	1,827	—	—	—	—	—	56,890	—	—	93,961
Derivative assets	—	—	—	—	43,172	—	—	—	—	—	43,172
Other assets	15,226	3,420	5	77	1,306	1,893	—	5,117	—	(41)	27,003
Total assets	494,250	1,049,951	5,063	688,351	432,086	257,087	57,384	62,007	—	(59,402)	2,986,777
Debt	(335,238)	(718,473)	—	(619,376)	(376,886)	—	—	(51,239)	—	59,361	(2,041,851)
Derivative liabilities	—	(17,115)	—	—	—	—	—	—	—	—	(17,115)
Other liabilities	(15,582)	(5,700)	—	(1,413)	(64)	(768)	(185)	(36,785)	(2,380)	41	(62,836)
Total liabilities	(350,820)	(741,288)	—	(620,789)	(376,950)	(768)	(185)	(88,024)	(2,380)	59,402	(2,121,802)
Preferred stock	—	—	—	—	—	—	—	(61,583)	—	—	(61,583)
GAAP book value	$143,430	$308,663	$5,063	$67,562	$55,136	$256,319	$57,199	$(87,600)	$(2,380)	$—	$803,392

Additions to investments in real estate	$277,614	$—	$—	$129	$—	$—	$—	$—	$—	$—	$277,743

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2013

(dollars in tables in thousands, except share data)

	Non-Recourse Senior Housing	Non-Recourse CDOs (A)	Unlevered CDOs (B)	Non-Recourse Other (A)	Recourse	Unlevered Other	Corporate	Excess MSRs and Consumer Loans	Inter-segment Elimination (F)	Total

Nine Months Ended September 30, 2012
Interest income	$—	$161,490	$339	$54,753	$4,981	$7,234	$135	$—	$(5,167)	$223,765
Interest expense	692	49,334	—	38,935	1,387	—	2,857	—	(5,167)	88,038
Net interest income (expense)	(692)	112,156	339	15,818	3,594	7,234	(2,722)	—	—	135,727
Impairment (reversal)	—	3,173	—	3,202	—	58	—	—	—	6,433
Other revenues	7,548	—	—	1,547	—	—	—	—	—	9,095
Other income (loss)	(21)	256,358	259	—	—	1,066	—	—	—	257,662
Property operating expenses	4,742	—	—	758	—	—	—	—	—	5,500
Depreciation and amortization	2,370	—	—	19	—	—	—	—	—	2,389
Other operating expenses	4,848	713	1	2,523	—	35	23,618	—	—	31,738
Income (loss) from continuing operations	(5,125)	364,628	597	10,863	3,594	8,207	(26,340)	—	—	356,424
Income (loss) from discontinued operations	—	—	—	—	—	(48)	—	20,755	—	20,707
Net income (loss)	(5,125)	364,628	597	10,863	3,594	8,159	(26,340)	20,755	—	377,131
Preferred dividends	—	—	—	—	—	—	(4,185)	—	—	(4,185)
Income (loss) applicable to common stockholders	$(5,125)	$364,628	$597	$10,863	$3,594	$8,159	$(30,525)	$20,755	—	$372,946

Three Months Ended September 30, 2012
Interest income	$—	51,050	$109	18,290	$3,213	$2,383	$32	$—	(2,130)	72,947
Interest expense	692	14,694	—	13,375	826	—	954	—	(2,130)	28,411
Net interest income (expense)	(692)	36,356	109	4,915	2,387	2,383	(922)	—	—	44,536
Impairment (reversal)	—	3,962	—	499	—	553	—	—	—	5,014
Other revenues	7,548	—	—	523	—		—	—	—	8,071
Other income (loss)	(21)	231,825	83	—	—	2,121	—	—	—	234,008
Property operating expenses	4,742	—	—	301	—		—	—	—	5,043
Depreciation and amortization	2,370	—	—	15	—		—	—	—	2,385
Other operating expenses	1,650	230	—	823	—	10	9,213	—	—	11,926
Income (loss) from continuing operations	(1,927)	263,989	192	3,800	2,387	3,941	(10,135)	—	—	262,247
Income (loss) from discontinued operations	—	—	—	—	—	(17)	—	10,991	—	10,974
Net income (loss)	(1,927)	263,989	192	3,800	2,387	3,924	(10,135)	10,991	—	273,221
Preferred dividends	—	—	—	—	—	—	(1,395)	—	—	(1,395)
Income (loss) applicable to common stockholders	$(1,927)	$263,989	$192	$3,800	$2,387	$3,924	$(11,530)	$10,991	$—	$271,826

See notes on next page.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2013

(dollars in tables in thousands, except share data)

(A)	Assets held within CDOs and other non-recourse structures are not available to satisfy obligations outside of such financings, except to the extent Newcastle receives net cash flow distributions from such structures. Furthermore, creditors or beneficial interest holders of these structures have no recourse to the general credit of Newcastle. Therefore, Newcastle’s exposure to the economic losses from such structures is limited to its invested equity in them and economically their book value cannot be less than zero. Therefore, impairment recorded in excess of Newcastle’s investment, which results in negative GAAP book value for a given non-recourse financing structure, cannot economically be incurred and will eventually be reversed through amortization, sales at gains, or as gains at the deconsolidation or termination of such non-recourse financing structure.

(B)	Represents unlevered investments in CDO securities issued by Newcastle. This CDO has been de-consolidated as Newcastle does not have the power to direct the relevant activities of the CDO.

(C)	The following table summarizes the investments and debt in the other non-recourse segment:

	September 30, 2013
	Investments		Debt
	Outstanding	Carrying	Outstanding	Carrying
	Face Amount	Value	Face Amount*	Value*
Manufactured housing loan portfolio I	$106,304	$91,488	$78,179	$70,185
Manufactured housing loan portfolio II	134,641	132,728	99,979	99,568
Subprime mortgage loans subject to call option	406,217	406,217	406,217	406,217
Real estate securities	58,525	51,209	41,105	37,406
Other commercial real estate	N/A	6,632	6,000	6,000
	$705,687	$688,274	$631,480	$619,376

*	An aggregate face amount of $67.6 million (carrying value of $59.4 million) of debt represents financing provided by the CDO segment (and included as investments in the CDO segment), which is eliminated upon consolidation.

(D)	The $376.9 million of recourse debt is composed of (i) a $361.8 million repurchase agreement secured by $387.6 million carrying value of FNMA/FHLMC securities, and (ii) a $15.1 million repurchase agreement secured by $25.0 million face amount of senior notes issued by Newcastle CDO IX, which was repurchased by Newcastle and eliminated in consolidation.
(E)	The following table summarizes the investments in the unlevered other segment:

	September 30, 2013
	Outstanding Face Amount	Carrying Value	Number of Investments
Real estate securities	$130,775	$3,529	20
Real estate related and other loans	544,714	210,669	2
Residential mortgage loans	46,577	34,917	288
Other investments	N/A	6,079	1
	$722,066	$255,194	311

(F)	Represents the elimination of investments and financings and their related income and expenses between the CDO segment and other non-recourse segment as the corresponding inter-segment investments and financings are presented on a gross basis within each of these segments.

Variable Interest Entities (“VIEs”)

The VIEs in which Newcastle has a significant interest include (i) Newcastle’s CDOs, in which Newcastle has been determined to be the primary beneficiary and therefore consolidates them (with the exception of CDO V and CDO VIII Repack), since it has the power to direct the activities that most significantly impact the CDOs’ economic performance and would absorb a significant portion of their expected losses and receive a significant portion of their expected residual returns, and (ii) the manufactured housing loan financing structures, which are similar to the CDOs in analysis. Newcastle’s CDOs and manufactured housing loan financings are held in special purpose entities whose debt is treated as non-recourse secured borrowings of Newcastle.

Newcastle’s subprime securitizations and the Local Media Group investment are also considered VIEs, but Newcastle does not control the decisions that most significantly impact their economic performance and, for the subprime securitizations, no longer receives a significant portion of their returns, and therefore does not consolidate them.

In addition, Newcastle’s investments in RMBS, commercial mortgage backed securities (“CMBS”), CDO securities and real estate related and other loans may be deemed to be variable interests in VIEs, depending on their structure. Newcastle monitors these investments and analyzes the potential need to consolidate the related securitization entities pursuant to the VIE consolidation requirements. These analyses require considerable judgment in determining whether an entity is a VIE and determining the primary beneficiary of a VIE since they involve subjective determinations of significance, with respect to both power and economics. The result could be the consolidation of an entity that otherwise would not have been consolidated or the de-consolidation of an entity that otherwise would have been consolidated.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2013

(dollars in tables in thousands, except share data)

As of September 30, 2013, Newcastle has not consolidated these potential VIEs. This determination is based, in part, on the assessment that Newcastle does not have the power to direct the activities that most significantly impact the economic performance of these entities, such as if Newcastle owned a majority of the currently controlling class. In addition, Newcastle is not obligated to provide, and has not provided, any financial support to these entities.

Newcastle had variable interests in the following unconsolidated VIE at September 30, 2013, in addition to the subprime securitizations which are described in Note 6 and the Local Media Group investment which is described in Note 2:

Entity	Gross Assets (A)	Debt (A) (B)	Carrying Value of Newcastle's Investment (C)
Newcastle CDO V	$208,193	$233,972	$5,058

CDO VIII Repack (D)	$207,624	$207,624	$103,140

(A)	Face amount.

(B)	Newcastle CDO V includes $42.9 million face amount of debt owned by Newcastle with a carrying value of $5.1 million at September 30, 2013. CDO VIII Repack includes $116.8 million face amount of debt owned by Newcastle with a carrying value of $103.1 million at September 30, 2013.

(C)	This amount represents Newcastle’s maximum exposure to loss from this entity.

(D)	See Notes 9 and 10 for information about the securitization that is collateralized by certain Newcastle CDO VIII Class I notes.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2013

(dollars in tables in thousands, except share data)

5.	REAL ESTATE SECURITIES

The following is a summary of Newcastle’s real estate securities at September 30, 2013, all of which are classified as available-for-sale and are, therefore, reported at fair value with changes in fair value recorded in other comprehensive income, except for securities that are other-than-temporarily impaired.

		Amortized Cost Basis			Gross Unrealized				Weighted Average
Asset Type	Outstanding Face Amount	Before Impairment	Other-Than- Temporary Impairment	After Impairment	Gains	Losses	Carrying Value (A)	Number of Securities	Rating (B)	Coupon	Yield	Maturity (Years) (C)	Principal Subordination (D)
CMBS-Conduit	$247,582	$228,850	$(82,947)	$145,903	$52,338	$(201)	$198,040	35	B+	5.51%	14.17%	3.2	9.5%
CMBS- Single Borrower	91,877	90,996	(12,364)	78,632	4,946	—	83,578	15	BB	5.67%	4.75%	2.7	6.3%
CMBS-Large Loan	4,458	4,411	—	4,411	47	—	4,458	1	BBB-	6.06%	11.92%	0.4	6.2%
REIT Debt	29,200	28,607	—	28,607	2,608	—	31,215	5	BB+	5.89%	6.86%	1.8	N/A
Non-Agency RMBS (E)	101,315	103,810	(62,860)	40,950	16,576	(20)	57,506	34	CCC	1.10%	13.14%	5.0	28.0%
ABS-Franchise	8,464	7,647	(7,647)	—	—	—	—	1	C	6.69%	0.00%	—	0.0%
FNMA/FHLMC (H)	362,484	386,640	—	386,640	2,151	(1,183)	387,608	46	AAA	2.82%	1.27%	3.7	N/A
CDO (F)	193,435	76,091	(14,861)	61,230	1,977	(113)	63,094	12	CCC+	2.99%	7.70%	1.2	19.8%
Total / Average (G)	$1,038,815	$927,052	$(180,679)	$746,373	$80,643	$(1,517)	$825,499	149	BBB-	3.71%	5.64%	3.1

(A)	See Note 10 regarding the estimation of fair value, which is equal to carrying value for all securities.

(B)	Represents the weighted average of the ratings of all securities in each asset type, expressed as an S&P equivalent rating. For each security rated by multiple rating agencies, the lowest rating is used. Newcastle used an implied AAA rating for the FNMA/FHLMC securities. Ratings provided were determined by third party rating agencies, represent the most recent credit ratings available as of the reporting date and may not be current.

(C)	The weighted average maturity is based on the timing of expected principal reduction on the assets.

(D)	Percentage of the outstanding face amount of securities and residual interests that is subordinate to Newcastle’s investments.

(E)	Includes the retained bond with a face amount of $4.0 million and a carrying value of $1.9 million from Securitization Trust 2006 (Note 6).

(F)	Includes two CDO bonds issued by a third party with a carrying value of $58.0 million, four CDO bonds issued by CDO V (which has been de-consolidated) and held as investments by Newcastle with a carrying value of $5.1 million and six CDO bonds issued by C-BASS Investment Management LLC (“C-BASS”) with zero carrying value.

(G)	The total outstanding face amount was $0.4 billion for fixed rate securities and $0.6 billion for floating rate securities.

(H)	Amortized cost basis and carrying value include principal receivable of $4.2 million.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2013

(dollars in tables in thousands, except share data)

On June 27, 2013 Newcastle sold FNMA/FHLMC securities with an aggregate face amount of approximately $22.8 million to New Residential for approximately $1.2 million, net of related financing. New Residential purchased the securities on the same terms as they were purchased by Newcastle.

Unrealized losses that are considered other-than-temporary are recognized currently in earnings. During the nine months ended September 30, 2013, Newcastle recorded other-than-temporary impairment charges (“OTTI”) of $4.4 million with respect to real estate securities, of which $3.8 million was recorded on certain real estate securities included in the spin-off of New Residential as Newcastle determined it did not have the intent to hold the securities past May 15, 2013. For the other $0.6 million, based on management’s analysis of the securities, the performance of the underlying loans and changes in market factors, Newcastle noted adverse changes in the expected cash flows on certain of these securities and concluded that they were other-than-temporarily impaired. Any remaining unrealized losses on Newcastle’s securities were primarily the result of changes in market factors, rather than issue-specific credit impairment. Newcastle performed analyses in relation to such securities, using management’s best estimate of their cash flows, which support its belief that the carrying values of such securities were fully recoverable over their expected holding period. The following table summarizes Newcastle’s securities in an unrealized loss position as of September 30, 2013.

		Amortized Cost Basis			Gross Unrealized				Weighted Average
Securities in	Outstanding		Other-than-					Number
an Unrealized	Face	Before	Temporary	After			Carrying	of				Maturity
Loss Position	Amount	Impairment	Impairment	Impairment	Gains	Losses	Value	Securities	Rating	Coupon	Yield	(Years)
Less Than
Twelve Months	$223,008	$226,596	$(4,437)	$222,159	$—	$(1,107)	$221,052	23	AA-	2.17%	3.05%	3.1
Twelve or More Months	39,196	40,725	—	40,725	—	(410)	40,315	4	A+	3.78%	2.56%	2.8
Total	$262,204	$267,321	$(4,437)	$262,884	$—	$(1,517)	$261,367	27	AA-	2.41%	2.98%	3.0

Newcastle performed an assessment of all of its debt securities that are in an unrealized loss position (unrealized loss position exists when a security’s amortized cost basis, excluding the effect of OTTI, exceeds its fair value) and determined the following:

	September 30, 2013
		Amortized
		Cost Basis	Unrealized Losses
	Fair Value	After Impairment	Credit (B)	Non-Credit (C)
Securities Newcastle intends to sell	$—	$—	$—	$ N/A
Securities Newcastle is more likely than not to be required to sell (A)	—	—	—	N/A
Securities Newcastle has no intent to sell and is not more likely than not to be required to sell:
Credit impaired securities	2,139	2,160	(4,359)	(21)
Non credit impaired securities	259,228	260,724	—	(1,496)
Total debt securities in an unrealized loss position	$261,367	$262,884	$(4,359)	$(1,517)

(A)	Newcastle may, at times, be more likely than not to be required to sell certain securities for liquidity purposes. While the amount of the securities to be sold may be an estimate, and the securities to be sold have not yet been identified, Newcastle must make its best estimate, which is subject to significant judgment regarding future events, and may differ materially from actual future sales.

(B)	This amount is required to be recorded as other-than-temporary impairment through earnings. In measuring the portion of credit losses, Newcastle’s management estimates the expected cash flow for each of the securities. This evaluation includes a review of the credit status and the performance of the collateral supporting those securities, including the credit of the issuer, key terms of the securities and the effect of local, industry and broader economic trends. Significant inputs in estimating the cash flows include management’s expectations of prepayment speeds, default rates and loss severities. Credit losses are measured as the decline in the present value of the expected future cash flows discounted at the investment’s effective interest rate.

(C)	This amount represents unrealized losses on securities that are due to non-credit factors and is required to be recorded through other comprehensive income.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2013

(dollars in tables in thousands, except share data)

The following table summarizes the activity related to credit losses on debt securities for the nine months ended September 30, 2013:

Beginning balance of credit losses on debt securities for which a portion of an OTTI was recognized in other comprehensive income	$(4,770)

Additions for credit losses on securities for which an OTTI was not previously recognized	(1)

Increases to credit losses on securities for which an OTTI was previously recognized and a portion of an OTTI was recognized in other comprehensive income	(89)

Additions for credit losses on securities for which an OTTI was previously recognized without any portion of OTTI recognized in other comprehensive income	(4,317)

Reduction for credit losses on securities for which no OTTI was recognized in other comprehensive income at the current measurement date	—

Reduction for securities sold during the period	4,739

Reduction for securities transferred to New Residential	—

Reduction for securities de-consolidated during the period	—

Reduction for increases in cash flows expected to be collected that are recognized over the remaining life of the security	79

Ending balance of credit losses on debt securities for which a portion of an OTTI was recognized in other comprehensive income	$(4,359)

The table below summarizes the geographic distribution of the collateral securing Newcastle’s CMBS and asset backed securities (“ABS”) at September 30, 2013:

	CMBS		ABS
Geographic Location	Outstanding Face Amount	Percentage	Outstanding Face Amount	Percentage
Western U.S.	$73,846	21.5%	$33,394	30.4%
Northeastern U.S.	64,203	18.6%	22,869	20.8%
Southeastern U.S.	67,648	19.7%	21,845	19.9%
Midwestern U.S.	54,720	15.9%	14,417	13.1%
Southwestern U.S.	65,889	19.2%	11,036	10.1%
Other	12,719	3.7%	6,218	5.7%
Foreign	4,892	1.4%	—	0.0%
	$343,917	100.0%	$109,779	100.0%

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

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2013

(dollars in tables in thousands, except share data)

6.	REAL ESTATE RELATED AND OTHER LOANS, RESIDENTIAL MORTGAGE LOANS AND SUBPRIME MORTGAGE LOANS

The following is a summary of real estate related and other loans, residential mortgage loans and subprime mortgage loans at September 30, 2013. The loans contain various terms, including fixed and floating rates, self-amortizing and interest only. They are generally subject to prepayment.

Loan Type	Outstanding Face Amount	Carrying Value (A)	Loan Count	Weighted Average Yield	Weighted Average Coupon	Weighted Average Maturity (Years) (B)	Floating Rate Loans as a % of Face Amount	Delinquent Face Amount (C)
Mezzanine Loans	$338,178	$268,635	12	10.65%	8.78%	1.8	88.4%	$12,000
Corporate Bank Loans	875,072	402,139	7	13.73%	5.60%	1.2	74.4%	—
B-Notes	110,461	94,703	4	10.50%	6.30%	0.7	79.3%	—
Whole Loans	29,820	29,820	2	4.80%	3.75%	0.2	97.6%	—
Total Real Estate Related and other Loans Held-for-Sale, Net	$1,353,531	$795,297	25	11.97%	6.41%	1.3	78.8%	$12,000

Non-Securitized Manufactured Housing Loan Portfolio I	$561	$145	15	81.45%	7.78%	0.9	0.0%	$56
Non-Securitized Manufactured Housing Loan Portfolio II	2,677	2,091	100	15.43%	10.03%	5.2	9.6%	181
Total Residential Mortgage Loans Held-for-Sale, Net (D)	$3,238	$2,236	115	19.71%	9.64%	4.5	7.9%	$237

Securitized Manufactured Housing Loan Portfolio I (D)(E)	$106,304	$91,488	2,903	9.45%	8.62%	6.1	0.6%	$1,267
Securitized Manufactured Housing Loan Portfolio II (D)(E)	134,641	132,728	4,821	7.72%	9.64%	4.9	16.4%	2,036
Residential Loans (D)(E)	47,114	36,247	175	7.75%	2.33%	5.4	100.0%	6,683
Total Residential Mortgage Loans Held- for-Investment, Net	$288,059	$260,463	7,899	8.33%	8.07%	5.5	24.2%	$9,986

Subprime Mortgage Loans Subject to Call Option	$406,217	$406,217

(A)	Carrying value includes interest receivable of $0.1 million for the residential housing loans and principal and interest receivable of $5.0 million for the manufactured housing loans.

(B)	The weighted average maturity is based on the timing of expected principal reduction on the assets.

(C)	Includes loans that are 60 or more days past due (including loans that are in foreclosure, or borrower’s in bankruptcy) or considered real estate owned (“REO”). As of September 30, 2013, $142.3 million face amount of real estate related and other loans was on non-accrual status.

(D)	Loans acquired at a discount for credit quality.

(E)	The following is an aging analysis of past due residential loans held-for-investment as of September 30, 2013:

	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	REO	Total Past Due	Current	Total Outstanding Face Amount
Securitized Manufactured Housing Loan Portfolio I	$675	$155	$473	$639	$1,942	$104,362	$106,304
Securitized Manufactured Housing Loan Portfolio II	$929	$221	$1,199	$616	$2,965	$131,676	$134,641
Residential Loans	$86	$—	$6,124	$559	$6,769	$40,345	$47,114

Newcastle’s management monitors the credit qualities of the Manufactured Housing Loan Portfolios I and II and residential loans primarily by using aging analyses, current trends in delinquencies and actual loss incurrence rates.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2013

(dollars in tables in thousands, except share data)

The following is a summary of real estate related and other loans by maturities at September 30, 2013:

	Outstanding		Number of
Year of Maturity (1)	Face Amount	Carrying Value	Loans
Delinquent (2)	$12,000	$—	1
Period from October 1, 2013 to December 31, 2013	88,648	41,146	2
2014	834,131	384,189	9
2015	58,199	56,340	5
2016	72,533	70,911	2
2017	94,981	80,790	4
2018	—	—	—
Thereafter	193,039	161,921	2
Total	$1,353,531	$795,297	25

(1)	Based on the final extended maturity date of each loan investment as of September 30, 2013.

(2)	Includes loans that are non-performing, in foreclosure, or under bankruptcy.

Activities relating to the carrying value of Newcastle’s real estate related and other loans and residential mortgage loans are as follows:

	Held-for-Sale		Held-for-Investment
	Real Estate Related and Other Loans	Residential Mortgage Loans	Residential Mortgage Loans	Reverse Mortgage Loans
Balance at December 31, 2012	$843,132	$2,471	$292,461	$—
Purchases / additional fundings	171,987	—	—	35,138
Interest accrued to principal balance	19,495	—	—	—
Principal paydowns	(247,930)	(263)	(36,294)	—
Sales	(9,318)	—	—	—
Spin-off of New Residential	—	—	—	(35,865)
Valuation (allowance) reversal on loans	10,529	42	902	—
Loss on repayment of loans held-for-sale	—	—	—	—
Accretion of loan discount and other amortization	6,689	—	3,156	727
Other	713	(14)	238	—
Balance at September 30, 2013	$795,297	2,236	$260,463	$—

The following is a rollforward of the related loss allowance.

	Held-For-Sale		Held-For-Investment
	Real Estate Related and Other Loans	Residential Mortgage Loans	Residential Mortgage Loans (A)
Balance at December 31, 2012	$(182,062)	$(1,072)	$(22,478)
Charge-offs	60	144	3,716
Valuation (allowance) reversal on loans	10,529	42	902
Balance at September 30, 2013	$(171,473)	$(886)	$(17,860)

(A)	The allowance for credit losses was determined based on the guidance for loans acquired with deteriorated credit quality.

The table below summarizes the geographic distribution of real estate related and other loans and residential mortgage loans at September 30, 2013:

	Real Estate Related and Other Loans			Residential Mortgage Loans
Geographic Location	Outstanding Face Amount	Percentage		Outstanding Face Amount	Percentage
Western U.S.	$131,422		26.9%	$176,513	60.6%
Northeastern U.S.	68,404		14.0%	8,955	3.1%
Southeastern U.S.	85,011		17.4%	63,000	21.6%
Midwestern U.S.	31,633		6.5%	10,486	3.6%
Southwestern U.S.	67,768		13.9%	32,343	11.1%
Foreign	104,860		21.3%	—	0.0%
	$489,098		100.0%	$291,297	100.0%
Other	864,433	(A)
	$1,353,531

(A)	Includes corporate bank loans which are not directly secured by real estate assets.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2013

(dollars in tables in thousands, except share data)

For the nine months ended September 30, 2013, Newcastle increased its investment in the outstanding debt of GateHouse. Newcastle purchased from third parties an aggregate face amount of $466.0 million for an aggregate purchase price of $172.2 million during this period. As of September 30, 2013, Newcastle held $625.6 million of face amount (or 52.2% of the total outstanding) of this debt with a carrying value of $243.0 million (see Note 2).

Securitization of Subprime Mortgage Loans

The following table presents information on the retained interests in Newcastle’s securitizations of subprime mortgage loans at September 30, 2013:

	Subprime Portfolio
	I	II	Total
Total securitized loans (unpaid principal balance) (A)	$387,199	$521,009	$908,208
Loans subject to call option (carrying value)	$299,176	$107,041	$406,217
Retained interests (fair value) (B)	$1,848	$—	$1,848

(A)	Average loan seasoning of 98 months and 80 months for Subprime Portfolios I and II, respectively, at September 30, 2013.

(B)	The retained interests include retained bonds of the securitizations. The fair value of which is estimated based on pricing models. Newcastle’s residual interests were written off in 2010. The weighted average yield of the retained bonds was 23.04% as of September 30, 2013.

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

The following table summarizes certain characteristics of the underlying subprime mortgage loans, and related financing, in the securitizations as of September 30, 2013:

	Subprime Portfolio
	I	II
Loan unpaid principal balance (UPB)	$387,199	$521,009
Weighted average coupon rate of loans	5.89%	5.20%
Delinquencies of 60 or more days (UPB) (A)	$113,349	$205,941
Net credit losses for the nine months ended September 30, 2013	$18,759	$32,448
Cumulative net credit losses	$239,176	$289,167
Cumulative net credit losses as a % of original UPB	15.9%	26.6%
Percentage of ARM loans (B)	51.2%	56.9%
Percentage of loans with original loan-to-value ratio >90%	10.6%	16.8%
Percentage of interest-only loans	27.6%	3.3%
Face amount of debt (C)	$383,199	$521,009
Weighted average funding cost of debt (D)	0.55%	0.48%

(A)	Delinquencies include loans 60 or more days past due, in foreclosure, under bankruptcy filing or REO.

(B)	ARM loans are adjustable-rate mortgage loans. An option ARM is an adjustable-rate mortgage that provides the borrower with an option to choose from several payment amounts each month for a specified period of the loan term. None of the loans in the subprime portfolios are option ARMs.

(C)	Excludes face amount of $4.0 million of retained notes for Subprime Portfolio I at September 30, 2013.

(D)	Includes the effect of applicable hedges.

Newcastle received negligible cash inflows from the retained interests of Subprime Portfolios I and II during the nine months ended September 30, 2013 and 2012.

The loans subject to call option and the corresponding financing recognize interest income and expense based on the expected weighted average coupons of the loans subject to call option at the call date of 9.24% and 8.68% for Subprime Portfolio’s I and II, respectively.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2013

(dollars in tables in thousands, except share data)

7.	INVESTMENTS IN CDO SERVICING RIGHTS

In February 2011, Newcastle, through one of its subsidiaries, purchased the management rights with respect to certain C-BASS CDOs for $2.2 million pursuant to a bankruptcy proceeding. Newcastle initially recorded the cost of acquiring the collateral management rights as a servicing asset and subsequently amortizes this asset in proportion to, and over the period of, estimated net servicing income. Servicing assets are assessed for impairment on a quarterly basis, with impairment recognized as a valuation allowance. Key economic assumptions used in measuring any potential impairment of the servicing assets include the prepayment speeds of the underlying loans, default rates, loss severities and discount rates. During the nine months ended September 30, 2013 and 2012, respectively, Newcastle recorded $0.3 million and $0.3 million of servicing rights amortization and no servicing rights impairment. As of September 30, 2013, Newcastle’s servicing asset had a carrying value of $1.5 million recorded in Receivables and Other Assets.

8.	INVESTMENTS IN REAL ESTATE AND INTANGIBLES

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

	September 30, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Value	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Value
Senior Housing
Land	$43,494	$—	$43,494	$15,993	$—	$15,993
Buildings	341,249	(4,810)	336,439	144,676	(1,349)	143,327
Building improvements	6,668	(461)	6,207	2,433	(124)	2,309
Furniture, fixtures and equipment	17,283	(1,014)	16,269	1,257	(85)	1,172
Senior Housing Total	$408,694	$(6,285)	$402,409	$164,359	$(1,558)	$162,801

Other Commercial Real Estate
Land	$1,106	$—	$1,106	$1,106	$—	$1,106
Buildings	6,588	(1,312)	5,276	6,588	(1,181)	5,407
Building improvements	951	(701)	250	826	(667)	159
Furniture, fixtures and equipment	—	—	—	—	—	—
Other Commercial Real Estate Total	$8,645	$(2,013)	$6,632	$8,520	$(1,848)	$6,672

Total Investments in Real Estate	$417,339	$(8,298)	$409,041	$172,879	$(3,406)	$169,473

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2013

(dollars in tables in thousands, except share data)

Intangibles

The following table summarizes Newcastle’s intangible assets related to its senior housing real estate:

	September 30, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
In-place resident lease intangibles	$51,250	$(14,983)	$36,267	$22,711	$(4,205)	$18,506
Non-compete intangibles	1,600	(143)	1,457	600	(20)	580
Other intangibles	3,700	(53)	3,647	—	—	—
Total intangibles	$56,550	$(15,179)	$41,371	$23,311	$(4,225)	$19,086

The gross carrying amount of the in-place resident lease intangibles is amortized on a straight-line basis over the average length of stay of the residents: 24 months for assisted living and memory care facilities and 33 months for independent living facilities. The gross carrying amount of the non-compete intangibles and other intangibles is amortized on a straight-line basis over the stated term within the respective agreements, 5 years and 13 years, respectively.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2013

(dollars in tables in thousands, except share data)

9.   DEBT OBLIGATIONS

The following table presents certain information regarding Newcastle’s debt obligations and related hedges at September 30, 2013:

										Collateral
Debt Obligation/Collateral	Month Issued	Outstanding Face Amount	Carrying Value	Final Stated Maturity	Unhedged Weighted Average Funding Cost (A)		Weighted Average Funding Cost (B)	Weighted Average Maturity (Years)	Face Amount of Floating Rate Debt	Outstanding Face Amount (C)	Amortized Cost Basis (C)	Carrying Value (C)	Weighted Average Maturity (Years)	Floating Rate Face Amount (C)	Aggregate Notional Amount of Current Hedges (D)
CDO Bonds Payable
CDO VI (E)	Apr 2005	91,908	91,908	Apr 2040	0.85%		5.35%	5.7	88,671	170,592	90,638	125,464	3.0	42,323	88,671
CDO VIII	Nov 2006	344,953	344,351	Nov 2052	0.88%		2.37%	1.3	337,353	547,236	387,615	417,192	2.3	306,024	105,393
CDO IX	May 2007	280,647	282,214	May 2052	0.56%		0.53%	0.5	280,647	557,946	433,394	442,687	2.5	290,976	—
		717,508	718,473				2.03%	1.6	706,671	1,275,774	911,647	985,343	2.5	639,323	194,064
Other Bonds and Notes Payable
MH Loans Portfolio I (F)	Apr 2010	57,684	54,230	Jul 2035	6.47%		6.47%	4.1	—	106,304	91,488	91,488	6.1	670	—
MH Loans Portfolio II	May 2011	99,979	99,568	Dec 2033	4.61%		4.61%	3.8	—	134,641	132,728	132,728	4.9	22,104	—
		157,663	153,798				5.27%	3.9	—	240,945	224,216	224,216	5.5	22,774	—
Repurchase Agreements (G)
FNMA/FHLMC securities (H)	Sep 2013	361,836	361,836	Oct 2013	0.38%		0.38%	0.1	361,836	362,484	386,640	387,608	3.7	362,484	—
Newcastle CDO IX-Class A-2	Sep 2013	15,050	15,050	Oct 2013	LIBOR+1.65%		1.83%	0.1	15,050	—	—	—	—	—	—
		376,886	376,886				0.44%	0.1	376,886	362,484	386,640	387,608	3.7	362,484	—
Mortgage Notes Payable
BPM Senior Housing Facilities	Jul 2012	107,007	107,007	Sep 2019	4.12%		4.42%	5.6	—	N/A	129,767	129,767	N/A	—	—
Utah Senior Housing Facilities	Nov 2012	16,000	16,000	Oct 2017	LIBOR+3.75%	(I)	5.15%	4.0	16,000	N/A	21,059	21,059	N/A	—	—
Courtyards Senior Housing facilities	Dec 2012	16,125	16,125	Oct 2017	LIBOR+3.75%	(I)	5.06%	4.0	16,125	N/A	20,179	20,179	N/A	—	—
Woodside Senior Housing Facilities	Jul 2013	14,100	14,100	Aug 2016	LIBOR+3.75%		4.58%	2.8	14,100	N/A	18,667	18,667	N/A	—	—
Florida Senior Housing Facilities
GE Financing	Aug 2013	93,521	93,521	Jul 2018	LIBOR+3.75%	(I)	5.00%	4.8	93,521	N/A	127,966	127,966	N/A	—	—
Freddie Mac Financing	Aug 2013	41,394	39,678	Apr 2020	4.00%	(J)	4.90%	5.3	—	N/A	69,145	69,145	N/A	—	—
Seller Financing	Aug 2013	11,432	9,432	Apr 2030	1.68%	(K)	1.68%	4.8	11,432	N/A	—	—	N/A	—	—
Glen Riddle Senior Housing Facilities	Aug 2013	16,875	16,875	Oct 2017	LIBOR+3.75%	(I)	5.01%	4.0	16,875	N/A	21,899	21,899	N/A	—	—
Royal Palm Senior Housing Facilities		14,250	14,250	Jul 2018	LIBOR+3.75%	(I)	4.99%	4.8	14,250	N/A	18,644	18,644	N/A	—	—
Schenley Gardens Senior Housing Facilities	Sep 2013	8,250	8,250	Oct 2017	LIBOR+3.75%	(I)	5.04%	4.0	8,250	N/A	16,454	16,454	N/A	—	—
		338,954	335,238				4.70%	4.9	190,553	N/A	443,780	443,780	N/A	—	—
Corporate
Junior subordinated notes payable	Mar 2006	51,004	51,239	Apr 2035	7.574%	(L)	7.39%	21.6	—	—	—	—	—	—	—
		51,004	51,239				7.39%	21.6	—	—	—	—	—	—	—
Subtotal debt obligations		1,642,015	1,635,634				2.70%	2.8	$1,274,110	$1,879,203	$1,966,283	$2,040,947	3.1	$1,024,581	$194,064
Financing on subprime mortgage loans subject to call option (M)		406,217	406,217
Total debt obligations		$2,048,232	$2,041,851

See notes on next page.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2013

(dollars in tables in thousands, except share data)

(A)	Weighted average, including floating and fixed rate classes and including the amortization of deferred financing costs.

(B)	Including the effect of applicable hedges.

(C)	Excluding (i) restricted cash held in CDOs to be used for principal and interest payments of CDO debt, and (ii) operating cash in senior housing entities.

(D)	Including a $88.7 million notional amount of interest rate swap agreement in CDO VI, which was an economic hedge not designated as a hedge for accounting purposes.

(E)	This CDO was not in compliance with its applicable over collateralization tests as of September 30, 2013. Newcastle is not receiving cash flows from this CDO (other than senior management fees and cash flows on senior classes of bonds that were repurchased), since net interest is being used to repay debt, and expects this CDO to remain out of compliance for the foreseeable future.

(F)	Excluding $20.5 million face amount of other bonds payable relating to MH loans Portfolio I sold to certain Newcastle CDOs, which were eliminated in consolidation.

(G)	These repurchase agreements had $0.05 million of associated accrued interest payable at September 30, 2013. $376.9 million face amount of these repurchase agreements were renewed subsequent to September 30, 2013. The counterparties on these repurchase agreements are Bank of America ($262.4 million), Barclays ($18.5 million), Citi ($38.4 million), Goldman Sachs ($9.8 million) and Nomura ($47.8 million).

(H)	Interest rates on these repurchase agreements are fixed, but will be reset on a short-term basis.
(I)	These financings are with GE and are split between two separate credit facilities. Utah, Courtyards, Glen Riddle and Schenley Gardens share one credit facility and Florida and Royal Palm share a separate credit facility. These financings have a LIBOR floor of 1%.
(J)	Upon assuming these loans, Newcastle bought down the interest rate to 4% for the first two years. The interest rate will be fixed, ranging from 5.99% to 6.76% for the remaining term.
(K)	The interest rate for the first two years is based on applicable US Treasury Security rates. The interest rate for years 3 through 5 is 4.5%, 4.75% and 5.0%, respectively.
(L)	LIBOR +2.25% after April 2016.
(M)	Issued in April 2006 and July 2007. See Note 6 regarding the securitizations of Subprime Portfolios I and II.

Each CDO financing is subject to tests that measure the amount of over collateralization and excess interest in the transaction.  Failure to satisfy these tests would cause the principal and/or interest cashflow that would otherwise be distributed to more junior classes of securities (including those held by Newcastle) to be redirected to pay down the most senior class of securities outstanding until the tests are satisfied. As a result, Newcastle’s cash flow and liquidity are negatively impacted upon such a failure. As of September 30, 2013, CDO VI was not in compliance with its over collateralization tests.

For the nine months ended September 30, 2013, Newcastle repurchased $35.9 million face amount of CDO bonds payable for $31.3 million. As a result, Newcastle extinguished $35.9 million face amount of CDO bonds payable and recorded a gain on extinguishment of debt of $4.6 million.

Newcastle’s non-CDO financings contain various customary loan covenants. Newcastle was in compliance with all of the covenants in its non-CDO financings as of September 30, 2013.

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

In June 2013, Newcastle completed the purchase of $116.8 million aggregate face amount of securities that are collateralized by certain Newcastle CDO VIII Class I notes for an aggregate purchase of approximately $103.1 million, or an average price of 88.3% of par. Simultaneously, Newcastle financed the purchase with $60.0 million received pursuant to a master repurchase agreement with the seller of the securities (“CDO VIII Repack”). The terms of the repurchase agreement included a rate of one-month LIBOR plus 150 bps and a 30-day maturity. The repurchase agreement includes various customary default events, including a default if Newcastle’s market capitalization declines by 50% from the market capitalization observed at the last trading day of the previous quarter. An event of default under the master repurchase agreement, if one occurs, would require Newcastle to immediately pay off the outstanding debt or the lender would have the right to liquidate the collateral. The purchase of the securities and the repurchase agreement are treated as a linked transaction and accordingly recorded on a net basis as a non-hedge derivative instrument, with changes in market value recorded on the statement of income. During the three and nine months ended September 30, 2013, there were no changes in market value in CDO VIII Repack.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2013

(dollars in tables in thousands, except share data)

10.   FAIR VALUE

Fair Value Summary Table

The carrying values and fair values of Newcastle’s assets and liabilities at September 30, 2013 were as follows:

	Principal				Weighted	Weighted
	Balance or				Average	Average
	Notional	Carrying	Estimated		Yield/Funding	Maturity
	Amount	Value	Fair Value	Fair Value Method (A)	Cost	(Years)
Assets
Financial instruments:
Real estate securities, available-for-sale*	$1,038,815	$825,499	$825,499	Broker quotations, counterparty quotations, pricing services, pricing models	5.64%	3.1
Real estate related and other loans, held-for-sale, net	1,353,531	795,297	808,151	Broker quotations, counterparty quotations, pricing services, pricing models	11.97%	1.3
Residential mortgage loans, held-for-investment, net	288,059	260,463	261,994	Pricing models	8.33%	5.5
Residential mortgage loans, held-for-sale, net	3,238	2,236	2,236	Pricing models	19.71%	4.5
Subprime mortgage loans subject to call option (B)	406,217	406,217	406,217	(B)	9.09%	(B	)
Restricted cash*	1,827	1,827	1,827
Cash and cash equivalents*	92,134	92,134	92,134
Non-hedge derivative assets (C)(D)*	116,806	43,172	43,172	Counterparty quotations	N/A	(C	)
Investments in real estate and intangibles, net		450,412
Equity method investment in Local Media Group		57,384
Other investments		25,133
Receivables and other assets		27,003
		$2,986,777

Liabilities
Financial instruments:
CDO bonds payable (F)	$717,508	$718,473	$568,186	Pricing models	2.03%	1.6
Other bonds and notes payable (F)	157,663	153,798	157,916	Broker quotations, pricing models	5.27%	3.9
Repurchase agreements	376,886	376,886	376,886	Market comparables	0.44%	0.1
Mortgage notes payable	338,954	335,238	335,238	Pricing models	4.70%	4.9
Financing of subprime mortgage loans subject to call option (B)	406,217	406,217	406,217	(B)	9.09%	(B	)
Junior subordinated notes payable	51,004	51,239	34,385	Pricing models	7.39%	21.6
Interest rate swaps, treated as hedges (D)(E)*	105,393	7,416	7,416	Counterparty quotations	N/A	(E	)
Non-hedge derivatives (C)(D)*	186,008	9,699	9,699	Counterparty quotations	N/A	(C	)
Due to affiliates		4,911
Dividends payable, accrued expenses and other liabilities		57,925
		$2,121,802

*Measured at fair value on a recurring basis.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2013

(dollars in tables in thousands, except share data)

(A)	Methods are listed in order of priority. In the case of real estate securities and real estate related and other loans, broker quotations are obtained if available and practicable, otherwise counterparty quotations or pricing service valuations are obtained or, finally, internal pricing models are used. Internal pricing models are only used for (i) securities and loans that are not traded in an active market, and, therefore, have little or no price transparency, and for which significant unobservable inputs must be used in estimating fair value, or (ii) loans or debt obligations which are private and untraded.

(B)	These two items result from an option, not an obligation, to repurchase loans from Newcastle’s subprime mortgage loan securitizations (Note 6), are noneconomic until such option is exercised, and are equal and offsetting.

(C)	This represents one interest rate swap agreement with a total notional balance of $186.0 million, maturing in March 2015 and linked transactions entered into in June 2013 with $116.8 face amount of underlying financed securities. Newcastle entered into the interest rate swap agreement to reduce its exposure to interest rate changes on the floating rate financings of CDO VI. These derivative agreements were not designated as hedges for accounting purposes as of September 30, 2013.

(D)	Newcastle’s derivatives fall into two categories. As of September 30, 2013, all derivative liabilities, which represent two interest rate swaps, were held within Newcastle’s nonrecourse structures. An aggregate notional balance of $291.4 million is only subject to the credit risks of the respective CDO structures. As they are senior to all the debt obligations of the respective CDOs and the fair value of each of the CDOs’ total investments exceeded the fair value of each of the CDOs’ derivative liabilities, no credit valuation adjustments were recorded. Derivatives with an aggregate notional balance of $116.8 million, represent linked transactions with $116.8 face amount of underlying financed securities. Newcastle’s interest rate swap counterparties include Bank of America and Credit Suisse.

(E)	Represents derivative agreements:

Year of Maturity	Weighted Average Month of Maturity	Aggregate Notional Amount	Weighted Average Fixed Pay Rate / Cap Rate	Aggregate Fair Value Asset / (Liability)

Interest rate swap agreements which receive 1-Month LIBOR:

2016	Apr	$105,393	5.04%	$(7,416)

(F)	Newcastle notes that the unrealized gain on the liabilities within CDOs and other non-recourse financing structures cannot be fully realized. Assets held within CDOs and other non-recourse structures are not available to satisfy obligations outside of such financings, except to the extent Newcastle receives net cash flow distributions from such structures. Furthermore, creditors or beneficial interest holders of these structures have no recourse to the general credit of Newcastle. Therefore, Newcastle’s exposure to the economic losses from such structures is limited to its invested equity in them and economically their book value cannot be less than zero. As a result, the fair value of Newcastle’s net investments in these nonrecourse financing structures is equal to the present value of their expected future net cash flows.

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

Newcastle has various processes and controls in place to ensure that fair value is reasonably estimated. With respect to the broker and pricing service quotations, to ensure these quotes represent a reasonable estimate of fair value, Newcastle’s quarterly procedures include a comparison to the outputs generated from its internal pricing models and transactions Newcastle has completed with respect to these or similar securities, as well as on its knowledge and experience of these markets. With respect to fair value estimates generated based on Newcastle’s internal pricing models, Newcastle’s management validates the inputs and outputs of the internal pricing models by comparing them to available independent third party market parameters, where available, and models for reasonableness. Newcastle believes its valuation methods and the assumptions used are appropriate and consistent with other market participants. The board of directors has

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2013

(dollars in tables in thousands, except share data)

reviewed Newcastle’s process for determining the valuations of its investments based on information provided by the Manager and has concluded such process is reasonable and appropriate.

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

The following table summarizes such financial assets and liabilities measured at fair value on a recurring basis at September 30, 2013:

			Fair Value
	Principal Balance or Notional Amount	Carrying Value	Level 2	Level 3A	Level 3B	Total
Assets
Real estate securities, available-for-sale:
CMBS	$343,917	$286,076	$—	$283,866	$2,210	$286,076
REIT debt	29,200	31,215	31,215	—	—	31,215
Non-Agency RMBS	101,315	57,506	—	57,393	113	57,506
ABS - other real estate	8,464	—	—	—	—	—
FNMA / FHLMC	362,484	387,608	387,608	—	—	387,608
CDO	193,435	63,094	—	58,036	5,058	63,094
Real estate securities total	$1,038,815	$825,499	$418,823	$399,295	$7,381	$825,499
Derivative assets:
Linked transactions at fair value	116,806	43,172	—	43,172	—	43,172
Derivative assets total	$116,806	$43,172	$—	$43,172	$—	$43,172

Liabilities
Derivative Liabilities:
Interest rate swaps, treated as hedges	$105,393	$7,416	$7,416	$—	$—	$7,416
Interest rate swaps, not treated as hedges	186,008	9,699	9,699	—	—	9,699
Derivative liabilities total	$291,401	$17,115	$17,115	$—	$—	$17,115

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2013

(dollars in tables in thousands, except share data)

Newcastle’s investments in instruments measured at fair value on a recurring basis using Level 3 inputs changed during the nine months ended September 30, 2013 as follows:

	Level 3A
	CMBS		ABS
	Conduit	Other	Non-Agency RMBS	Other	Equity/Other Securities	Linked Transactions	Total
Balance at December 31, 2012	$225,575	$104,451	330,021	$798	$65,027	$—	$725,872
Transfers (A)
Transfers from Level 3B	12,152	11,803	21,897	—	—	—	45,852
Transfers into Level 3B	(3,291)	(8,257)	—	—	—	—	(11,548)
Spin-off of New Residential	—	—	(560,783)	—	—	—	(560,783)
Total gains (losses) (B)
Included in net income (C)	279	(165)	(683)	(87)	1,381	—	725
Included in other comprehensive income (loss)	10,836	2,128	26,542	296	(1,581)	—	38,221
Amortization included in interest income	6,746	516	12,375	—	3,703	—	23,340
Purchases, sales and repayments
Purchases	—	—	267,160	—	—	43,172	310,332
Proceeds from sales	(51,708)	(16,902)	(6,127)	(934)	(4,801)	—	(80,472)
Proceeds from repayments	(4,758)	(5,539)	(33,009)	(73)	(5,693)	—	(49,072)
Balance at September 30, 2013	$195,831	$88,035	57,393	$—	$58,036	$43,172	$442,467

	Level 3B
	CMBS		ABS
	Conduit	Other	Non-Agency RMBS	Other	Equity/Other Securities	Linked Transactions	Total
Balance at December 31, 2012	$29,194	$17,171	$25,954	$677	$5,998	$—	$78,994
Transfers (A)
Transfers from Level 3A	3,291	8,257	—	—	—	—	11,548
Transfers into Level 3A	(12,152)	(11,803)	(21,897)	—	—	—	(45,852)
Total gains (losses) (B)
Included in net income (C)	69	(159)	3,055	5	—	—	2,970
Included in other comprehensive income (loss)	3,607	1,135	(2,137)	(223)	(42)	—	2,340
Amortization included in interest income	1,593	240	3,345	307	365	—	5,850
Purchases, sales and repayments
Purchases	—	—	—	—	—	—	—
Proceeds from sales	(21,868)	(14,841)	(5,054)	(425)	—	—	(42,188)
Proceeds from repayments	(1,524)	—	(3,153)	(341)	(1,263)	—	(6,281)
Balance at September 30, 2013	$2,210	$—	$113	$—	$5,058	$—	$7,381

(A)	Transfers are assumed to occur at the beginning of the quarter.

(B)	None of the gains (losses) recorded in earnings during the period is attributable to the change in unrealized gains (losses) relating to Level 3 assets still held at the reporting date.

(C)	These gains (losses) are recorded in the following line items in the consolidated statements of income:

	Nine Months Ended September 30, 2013
	Level 3A	Level 3B
Gain (loss) on settlement of investments, net	$1,531	$3,586
Other income (loss), net	—	—
OTTI	(806)	(616)
Total	$725	$2,970

Gain (loss) on settlement of investments, net, from investments transferred into Level 3 during the period	$—	$—

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2013

(dollars in tables in thousands, except share data)

Securities Valuation

As of September 30, 2013, Newcastle’s securities valuation methodology and results are further detailed as follows:

			Fair Value
	Outstanding	Amortized			Internal
	Face	Cost	Multiple	Single	Pricing
Asset Type	Amount (A)	Basis (B)	Quotes (C)	Quote (D)	Models (E)	Total

CMBS	$343,917	$228,946	$241,108	$42,758	$2,210	$286,076
REIT debt	29,200	28,607	31,215	—	—	31,215
Non-Agency RMBS	101,315	40,950	57,393	—	113	57,506
ABS - other real estate	8,464	—	—	—	—	—
FNMA / FHLMC	362,484	386,640	387,608	—	—	387,608
CDO	193,435	61,230	—	58,036	5,058	63,094
Total	$1,038,815	$746,373	$717,324	$100,794	$7,381	$825,499

(A)	Net of incurred losses

(B)	Net of discounts (or gross of premiums) and after OTTI, including impairment taken during the period ended September 30, 2013.

(C)	Management generally obtained pricing service quotations or broker quotations from at least two sources, one of which was generally the seller (the party that sold us the security). Management selected one of the quotes received as being most representative of fair value and did not use an average of the quotes. Even if Newcastle receives two or more quotes on a particular security that come from non-selling brokers or pricing services, it does not use an average because management believes using an actual quote more closely represents a transactable price for the security than an average level. Furthermore, in some cases there is a wide disparity between the quotes Newcastle receives. Management believes using an average of the quotes in these cases would generally not represent the fair value of the asset. Based on Newcastle’s own fair value analysis using internal models, management selects one of the quotes which are believed to more accurately reflect fair value. Newcastle never adjusts quotes received. These quotations are generally received via email and contain disclaimers which state that they are “indicative” and not “actionable” – meaning that the party giving the quotation is not bound to actually purchase the security at the quoted price.

(D)	Management was unable to obtain quotations from more than one source on these securities. The one source was generally the seller (the party that sold us the security) or a pricing service.

(E)	Securities whose fair value was estimated based on internal pricing models are further detailed as follows:

			Impairment	Unrealized	Weighted Average Significant Input
	Amortized		Recorded In	Gains (Losses) in			Cumulative
	Cost		Current	Accumulated	Discount	Prepayment	Default	Loss
	Basis (B)	Fair Value	Period	OCI	Rate	Speed (F)	Rate	Severity
CMBS - Conduit	$797	$2,210	$76	$1,413	8.0%	N/A	24.5%	47.1%
Non-Agency RMBS	—	113	—	113	8.0%	2.0%	8.0%	75.0%
CDO	3,081	5,058	—	1,977	17.7%	4.5%	17.5%	73.5%
Total	$3,878	$7,381	$76	$3,503

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

Default rates are determined from the current “pipeline” of loans that are more than 90 days delinquent, in foreclosure, or are REO. These significantly delinquent loans determine the first 24 months of the default vector. Beyond month 24, the default vector transitions to a steady-state value that is generally equal to or greater than that given by the widely published investment bank model.

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

SEPTEMBER 30, 2013

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

The following tables summarize certain information for real estate related and other loans and residential mortgage loans held-for-sale as of September 30, 2013:

				Valuation	Significant Input
	Outstanding			Allowance/	Range		Weighted Average
	Face	Carrying	Fair	(Reversal) In	Discount	Loss	Discount	Loss
Loan Type	Amount	Value	Value	Current Year	Rate	Severity	Rate	Severity
Mezzanine	$338,178	$268,635	$272,735	$(13,611)	5.0% - 25.3%	0.0% - 100.0%	10.7%	5.4%
Bank Loan	875,072	402,139	409,354	(3,110)	5.9% - 33.3%	0.0% - 100.0%	13.7%	45.1	%(A)
B-Note	110,461	94,703	96,179	6,192	6.0% - 15.0%	0.0% - 47.0%	10.5%	9.7%
Whole Loan	29,820	29,820	29,883	—	4.8% - 6.9%	0.0% - 15.5%	4.8%	15.1%

Total Real Estate Related and other Loans Held-for-Sale, Net	$1,353,531	$795,297	$808,151	$(10,529)

(A) Primarily driven by the 60% severity of the GateHouse loans (see Note 2).

				Valuation
	Outstanding			Allowance/	Significant Input (Weighted Average)
	Face	Carrying	Fair	(Reversal) In	Discount	Prepayment	Constant	Loss
Loan Type	Amount	Value	Value	Current Year	Rate	Speed	Default Rate	Severity
Non-securitized Manufactured Housing Loans Portfolio I	$561	$145	$145	$(9)	81.5%	5.0%	11.6%	65.0%
Non-securitized Manufactured Housing Loans Portfolio II	2,677	2,091	2,091	(33)	15.4%	5.0%	3.5%	60.0%
Total Residential Mortgage Loans Held-for-Sale, Net	$3,238	$2,236	$2,236	$(42)

Loans which Newcastle has the intent and ability to hold into the foreseeable future are classified as held-for-investment. Loans held-for-investment are carried at the aggregate unpaid principal balance adjusted for any unamortized premium or discount, deferred fees or expenses, an allowance for loan losses, charge-offs and write-downs for impaired loans.

The following table summarizes certain information for residential mortgage loans held-for-investment as of September 30, 2013:

					Significant Input (Weighted Average)
Loan Type	Outstanding Face Amount	Carrying Value	Fair Value	Valuation Allowance/ (Reversal) In Current Year	Discount Rate	Prepayment Speed	Constant Default Rate	Loss Severity
Securitized Manufactured Housing Loans Portfolio I	$106,304	$91,488	$93,533	$(1,778)	9.5%	6.0%	3.0%	65.0%
Securitized Manufactured Housing Loans Portfolio II	134,641	132,728	128,623	1,740	7.7%	7.0%	3.5%	60.0%

Residential Loans	47,114	36,247	39,838	(864)	7.8%	4.6%	2.8%	46.0%
Total Residential Mortgage Loans, Held-for-Investment, Net	$288,059	$260,463	$261,994	$(902)

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2013

(dollars in tables in thousands, except share data)

Derivatives

Newcastle’s derivative instruments are comprised of interest rate swaps and linked transactions. Newcastle’s interest rate swaps are valued using counterparty quotations. These quotations are generally based on valuation models with model inputs that can generally be verified and which do not involve significant judgment. The significant observable inputs used in determining the fair value of Newcastle’s Level 2 interest rate swap derivative contracts are contractual cash flows and market based interest rate curves. The linked transactions, which are categorized into Level 3, are evaluated on a net basis considering their underlying components, the security acquired and the related repurchase financing agreement. The securities are valued using a similar methodology to the one described in “Securities Valuation” above and this value is netted against the carrying value of the repurchase agreement (which approximates fair value as described in “Liabilities for Which Fair Value is Only Disclosed” below), adjusted for net accrued interest receivable/payable on the securities and repurchase agreement of the linked transactions (see Note 9 for a discussion of Newcastle’s outstanding linked transactions).

Newcastle’s derivatives are recorded on its balance sheet as follows:

		Fair Value
		September 30,	December 31,
	Balance sheet location	2013	2012

Derivative Assets
Linked transactions at fair value	Derivative Assets	$43,172	$—
Interest rate caps, not designated as hedges	Derivative Assets	—	165
		$43,172	$165
Derivative Liabilities
Interest rate swaps, designated as hedges	Derivative Liabilities	$7,416	$12,175
Interest rate swaps, not designated as hedges	Derivative Liabilities	9,699	19,401
		$17,115	$31,576

The following table summarizes information related to derivatives:

	September 30, 2013	December 31, 2012
Cash flow hedges
Notional amount of interest rate swap agreements	$105,393	$154,450
Amount of (loss) recognized in OCI on effective portion	(7,331)	(12,050)
Deferred hedge gain (loss) related to anticipated financings, which have subsequently occurred, net of amortization	187	237
Deferred hedge gain (loss) related to dedesignation, net of amortization	(163)	(210)
Expected reclassification of deferred hedges from AOCI into earnings over the next 12 months	8	4
Expected reclassification of current hedges from AOCI into earnings over the next 12 months	(4,547)	(6,259)

Non-hedge Derivatives
Notional amount of interest rate swap agreements	186,008	294,203
Notional amount of interest rate cap agreements	—	23,400
Notional amount of linked transactions (A)	116,806	—

(A) This represents the current face amount of the underlying financed securities comprising linked transactions.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2013

(dollars in tables in thousands, except share data)

The following table summarizes gains (losses) recorded in relation to derivatives:

		Three Months Ended September 30,		Nine Months Ended September 30,
	Income statement location	2013	2012	2013	2012
Cash flow hedges
Gain (loss) on the ineffective portion	Other income (loss)	$—	$—	$—	$483
Gain (loss) immediately recognized at dedesignation	Gain (loss) on sale of investments; Other income (loss)	—	—	—	(7,036)
Amount of gain (loss) reclassified from AOCI into income, related to effective portion	Interest expense	(1,280)	(7,830)	(4,848)	(28,766)
Deferred hedge gain reclassified from AOCI into income, related to anticipated financings	Interest expense	17	15	50	45
Deferred hedge gain (loss) reclassified from AOCI into income, related to effective portion of dedesignated hedges	Interest expense	(16)	307	(48)	1,205

Non-hedge derivatives gain (loss)
Interest rate swaps	Other income (loss)	1,894	1,975	7,302	6,052
Linked transactions	Interest expense	(110)	—	(118)	—

The following table presents both gross information and net information about linked transactions as of September 30, 2013:

Real estate securities-available for sale (A)	$103,140
Repurchase agreements (B)	(59,968)
Net assets recognized as linked transactions	$43,172

(A)	Represents the fair value of the securities accounted for as part of linked transactions at September 30, 2013.

(B)	Represents the carrying value, which approximates fair value, of the repurchase agreements accounted for as part of linked transactions at September 30, 2013.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2013

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

11.   EQUITY AND EARNINGS PER SHARE

A.	Stockholder’s Equity

On June 6, 2013, Newcastle’s stockholders approved an amendment to the Newcastle’s charter, to increase the total number of authorized shares of common stock, par value $0.01 per share, from 500 million shares to 1.0 billion shares and correspondingly, to increase the total number of authorized shares of Newcastle capital stock from 600 million shares to 1.1 billion shares, which includes 100 million shares of preferred stock, par value $0.01 per share.

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

SEPTEMBER 30, 2013

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

Prior to the spin-off, Newcastle had issued options to the Manager in connection with capital raising activities. In connection with the spin-off, 21.5 million options that were held by the Manager, or by the directors, officers or employees of the Manager, were converted into an adjusted Newcastle option and a new New Residential option. The exercise price of each adjusted Newcastle option and New Residential option was set to collectively maintain the intrinsic value of the Newcastle option immediately prior to the spin-off and to maintain the ratio of the exercise price of the adjusted Newcastle option and the New Residential option, respectively, to the fair market value of the underlying shares as of the spin-off date, in each case based on the five day average closing price subsequent to the spin-off date.

Newcastle’s outstanding options at September 30, 2013 consisted of the following:

	Number of Options	Strike Price	Maturity Date
	304,604	10.18	12/1/2013
	328,350	11.74	1/9/2014
	343,275	11.49	5/25/2014
	162,500	14.05	11/22/2014
	330,000	13.24	1/12/2015
	2,000	13.83	8/1/2015
	170,000	13.16	11/1/2016
	242,000	14.01	1/23/2017
	456,000	12.40	4/11/2017
	1,580,166	2.72	3/29/2021
	2,424,833	2.07	9/27/2021
	2,000	2.28	12/20/2021
	1,867,167	2.82	4/3/2022
	2,265,000	3.05	5/21/2022
	2,499,167	3.04	7/31/2022
	5,750,000	4.24	1/11/2023
	2,300,000	4.75	2/15/2023
	4,025,000	4.97	6/17/2023
Total W/A	25,052,062	$4.52

As of September 30, 2013, Newcastle’s outstanding options were summarized as follows:

Held by the Manager	21,918,795
Issued to the Manager and subsequently transferred to certain of the Manager's employees	3,129,267
Issued to the independent directors	4,000
Total	25,052,062

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2013

(dollars in tables in thousands, except share data)

Pursuant to Newcastle’s Stock Incentive Plan and the additional terms established by resolution of the board of directors, each of Newcastle’s non-employee directors receives an annual award of Newcastle’s common stock effective on the first business day after Newcastle’s annual meeting of stockholders, which for 2013 are valued at $50,000 based on the per share closing price of Newcastle’s common stock on the New York Stock Exchange on the date of such grant. Accordingly, in June 2013 each such director received 9,025 shares of common stock.

B.	Option Exercises

As a result of his resignation, Newcastle’s former CFO exercised 307,833 options with a weighted average exercise price of $2.56 on September 3, 2013. Upon exercise, 162,896 shares of common stock of Newcastle were issued to the former CFO, reflecting the $0.9 million aggregate intrinsic value of the exercisable options net of the exercise price. In addition, 192,167 unvested options and 2,170 vested options were forfeited by the former CFO and transferred back to the Manager.

C.	Earnings Per Share

Newcastle is required to present both basic and diluted earnings per share (“EPS”). Basic EPS is calculated by dividing net income available for common stockholders by the weighted average number of shares of common stock outstanding during each period. Diluted EPS is calculated by dividing net income available for common stockholders by the weighted average number of shares of common stock outstanding plus the additional dilutive effect of common stock equivalents during each period. Newcastle’s common stock equivalents are its outstanding stock options. As of September 30, 2013, Newcastle had 2,388,729 antidilutive options. During the nine months ended September 30, 2013 and 2012, based on the treasury stock method, Newcastle had 6,264,696 and 1,249,474 dilutive common stock equivalents, respectively, resulting from its outstanding options. During the three months ended September 30, 2013 and 2012, based on the treasury stock method, Newcastle had 7,654,026 and 2,191,363 dilutive common stock equivalents, respectively, resulting from its outstanding options. Net income available for common stockholders is equal to net income less preferred dividends.

12.   COMMITMENTS AND CONTINGENCIES

Newcastle is, from time to time, a defendant in legal actions from transactions conducted in the ordinary course of business. Management, after consultation with legal counsel, believes the ultimate liability arising from such actions, individually and in the aggregate, that existed at September 30, 2013, if any, will not materially affect Newcastle’s consolidated results of operations or financial position.

As discussed in Note 2, in connection with the GateHouse restructuring , we (or our designated affiliates or other designees) have offered to purchase the debt of GateHouse’s other creditors in cash at 40% of par (the “Cash-Out Option”).  Pursuant to the restructuring, reorganized GateHouse will be contributed to New Media, which is currently a wholly owned subsidiary of Newcastle, and GateHouse will use commercially reasonable efforts to raise a new debt facility in an amount of up to $150.0 million. The creditors have the right to elect to receive (i) the Cash-Out Option and/or (ii) common stock of New Media and the net cash proceeds, if any, of the new debt facility (the “Equity Option”). We and certain other creditors have elected the Equity Option, and creditors with approximately $369.9 million in debt positions, including expected accrued interest through the effective date, have elected the Cash-Out Option. The restructuring is subject to approval by the U.S Bankruptcy Court.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2013

(dollars in tables in thousands, except share data)

13.   GAIN (LOSSES) ON SETTLEMENT OF INVESTMENTS, NET AND OTHER INCOME (LOSS), NET

These items are comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Gain (loss) on settlement of investments, net
Gain on settlement of real estate securities	$1,381	$4,930	$9,590	$14,615
Loss on settlement of real estate securities	—	(8)	(3,592)	(4,433)
Loss on repayment/disposition of loans held-for-sale	—	—	(354)	(1,614)
Gain on sale of CDO X interests	—	224,317	—	224,317
Gain on termination of derivative	—	—	813	—
Loss on disposal of long-lived assets	7	—	(6)	—
	$1,388	$229,239	$6,451	$232,885
Other income (loss), net
Gain (loss) on non-hedge derivative instruments	$1,894	$1,975	$7,302	$6,052
Unrealized (loss) recognized at de-designation of hedges	—	—	—	(7,036)
Hedge ineffectiveness	—	—	—	483
Collateral management fee income, net	304	407	992	1,383
Equity in earnings of equity method investees	(458)	—	(458)	—
Other income (loss)	223	42	1,718	768
	$1,963	$2,424	$9,554	$1,650

14.	RECLASSIFICATION FROM ACCUMULATED OTHER COMPREHENSIVE INCOME INTO NET INCOME

The following table summarizes the amounts reclassified out of accumulated other comprehensive income into net income:

Accumulated Other Comprehensive	Income Statement	Three Months Ended	Nine Months Ended
Income Components	Location	September 30, 2013	September 30, 2013
Net realized gain (loss) on securities
Impairment	Other-than-temporary impairment on securities, net of portion of other-than-temporary impairment on securities recognized in other comprehensive income	$—	$(4,449)
Gain on settlement of real estate securities	Gain (loss) on settlement of investments, net	1,381	9,590
Loss on settlement of real estate securities	Gain (loss) on settlement of investments, net	—	(3,592)
		$1,381	$1,549

Net realized gain (loss) on derivatives designated as cash flow hedges
Gain (loss) recognized upon de-designation	Other income (loss)	$—	$—
Hedge ineffectiveness	Other income (loss)	—	—
Amortization of deferred gain (loss)	Interest expense	1	2
Gain (loss) reclassified from AOCI into income, related to effective portion	Interest expense	(1,280)	(4,848)
Gain (loss) of termination of derivative instruments	Gain (loss) on settlement of investments, net	—	—
		$(1,279)	$(4,846)

Total reclassifications		$102	$(3,297)

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2013

(dollars in tables in thousands, except share data)

15.   SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES RELATED TO CDOs

Newcastle considers all activity in its CDOs’ restricted cash accounts to be non-cash activity for purposes of its consolidated statement of cash flows since transactions conducted with restricted cash have no effect on its cash and cash equivalents. Supplemental non-cash investing and financing activities relating to CDOs are disclosed below:

	Nine Months Ended September 30,
	2013	2012
Restricted cash generated from sale of securities	$135,900	$56,629
Restricted cash generated from sale of loans	$9,318	$—
Restricted cash generated from paydowns on securities and loans	$281,889	$197,686
Restricted cash used for purchases of real estate securities	$—	$143,184
Restricted cash used for purchases of real estate related and other loans	$—	$91,481
Restricted cash used for repayments of CDO bonds payable	$337,143	$102,988
Restricted cash used for purchases of derivative instruments	$—	$408
Restricted cash used for settlement of derivative instruments	$1,563	$—
Restricted cash used to return margin collateral	$—	$6,550
CDO Deconsolidation
Real estate securities	$—	$1,033,016
Restricted cash	$—	$51,522
Derivative liabilities	$—	$57,343
CDO bonds payable	$—	$1,110,694

16.   RECENT ACTIVITIES

These financial statements include a discussion of material events that have occurred subsequent to September 30, 2013 (referred to as “subsequent events”) through the issuance of these consolidated financial statements. Events subsequent to that date have not been considered in these financial statements.

On October 30, 2013, Local Media Group repaid Newcastle $2.5 million for the contribution made by Newcastle on the acquisition date for Local Media Group’s working capital.

On October 31, 2013, Newcastle agreed to re-securitize approximately $110 million face amount of the senior class of CDO VI’s outstanding debt. Prior to this transaction, approximately $69 million face amount was owned directly by Newcastle, and the remainder was owned by CDO VIII and CDO IX. Following this transaction, this class was securitized into a $99 million senior tranche and an $11 million junior tranche. On November 1, 2013, Newcastle issued the senior tranche to a third party generating approximately $88 million of proceeds and retained the junior tranche on its balance sheet. Of the $88 million of proceeds, $47 million represented unrestricted proceeds to Newcastle and $41 million was used to pay off CDO VIII and CDO IX debt at par.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2013

(dollars in tables in thousands, except share data)

17.	PRO FORMA CONDENSED CONSOLIDATED FINANCIAL INFORMATION

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

The unaudited pro forma condensed consolidated statement of operations gives effect to the spin-off of New Residential as if the spin-off had occurred on January 1, 2013 based on New Residential’s historical consolidated statement of operations.

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

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2013

(dollars in tables in thousands, except share data)

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

Nine months ended September 30, 2013

	Newcastle	Pro Forma Adjustments	Newcastle
	Consolidated	New	Consolidated
	Historical (A)	Residential (B)	Pro Forma

Interest income	$171,642	$(12,019)	$159,623
Interest expense	65,263	(2,152)	63,111
Net interest income	106,379	(9,867)	96,512

Impairment/(Reversal)
Valuation allowance (reversal) on loans	(11,473)	—	(11,473)
Other-than-temporary impairment on securities	4,405	(3,756)	649

Portion of other-than-temporary impairment on securities recognized in other comprehensive income (loss), net of the reversal of other comprehensive loss into net income (loss)	44	—	44
	(7,024)	(3,756)	(10,780)

Net interest income after impairment/reversal	113,403	(6,111)	107,292

Other Revenues
Rental income	44,344	—	44,344
Care and ancillary income	8,081	—	8,081
Total other revenues	52,425	—	52,425

Other Income (Loss)
Gain (loss) on settlement of investments, net	6,451	(58)	6,393
Gain on extinguishment of debt	4,565	—	4,565
Equity in earnings of Local Media Group	1,045	—	1,045
Other income, net	9,554	—	9,554
	21,615	(58)	21,557
Expenses
Loan and security servicing expense	2,963	(108)	2,855
Property operating expenses	32,576	—	32,576
General and administrative expense	23,507	(38)	23,469
Management fee to affiliate	24,879	(4,134)	20,745
Depreciation and amortization	15,881	—	15,881
	99,806	(4,280)	95,526
Income (loss) from continuing operations	87,637	(1,889)	85,748
Preferred dividends	(4,185)	—	(4,185)

Income (loss) from continuing operations after preferred dividends	$83,452	$(1,889)	$81,563

Income (loss) from continuing operations per share of common stock, after preferred dividends
Basic	$0.32		$0.31
Diluted	$0.31		$0.30

Weighted Average Number of Shares of Common Stock Outstanding
Basic	262,792,986		262,792,986
Diluted	269,057,682		269,057,682

(A)	Represents Newcastle’s historical consolidated statement of operations for the nine months ended September 30, 2013, excluding discontinued operations.

(B)	Represents the portion of New Residential’s historical consolidated statement of operations for the period from January 1, 2013 to May 15, 2013 that is not included in Newcastle’s income (loss) from discontinued operations. After the May 15, 2013 spin-off of New Residential from Newcastle, no results of New Residential were reported in Newcastle’s consolidated statement of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations is intended to help the reader understand the results of operations and financial condition of Newcastle Investment Corp. (“Newcastle” or the “Company”.) The following should be read in conjunction with the unaudited consolidated financial statements and notes thereto included herein, and with Part II, Item 1A, “Risk Factors.”

GENERAL

Newcastle is a real estate investment trust that focuses on opportunistically investing in, and actively managing, a variety of real estate related and other investments. We currently primarily invest in two distinct areas: (i) senior housing assets and (ii) real estate and other debt. Our investment guidelines are purposefully broad to enable us to make investments in a wide array of assets. Our objective is to maximize the difference between the yield on our investments and the cost of financing these investments. We often seek to hedge our interest rate risk. We emphasize portfolio management, asset quality, liquidity, diversification, match funded financing and credit risk management.

We are externally managed and advised by FIG LLC (the “Manager”), an affiliate of Fortress Investment Group LLC (“Fortress”). Fortress is a leading global investment manager with approximately $58.0 billion in assets under management as of September 30, 2013. Through our manager, we have a team of senior investment professionals experienced in real estate capital markets, structured finance and asset management. We believe that these critical skills position us well not only to make prudent investment decisions but also to monitor and manage the credit profile of our investments.

On May 15, 2013, we spun off certain of our investments to New Residential Investment Corp. (“New Residential”), a new publicly traded real estate investment trust (“REIT”) primarily focused on investing in residential mortgage related assets. We contributed to New Residential all of our investments in excess mortgage servicing rights (“Excess MSRs”), the non-Agency residential mortgage backed securities (“RMBS”) we had acquired since the second quarter of 2012, certain Agency ARM RMBS, the residential mortgage loans we had acquired since the beginning of 2013, our interest in a portfolio of consumer loans, and a cash and cash equivalents balance of $181.6 million. The spin-off was effected as a taxable pro rata distribution by Newcastle of all of the outstanding shares of common stock of New Residential to our common stockholders of record at the close of business on May 6, 2013. The distribution ratio was one share of New Residential common stock for each share of Newcastle common stock.

On September 3, 2013 Newcastle completed the acquisition of Dow Jones Local Media Group (“Local Media Group”) from News Corp. The Local Media Group operations are managed by GateHouse, a portfolio company of a private equity fund managed by an affiliate of the Manager pursuant to a management agreement. As a result of this agreement, management has determined that Local Media Group is a VIE and that GateHouse is the primary beneficiary because it has both the power to direct the activities that most significantly impact the economic performance of Local Media Group and it participates in the residual returns of Local Media Group that could be significant to Local Media Group. Therefore, since Newcastle is not the primary beneficiary, it does not consolidate Local Media Group and records its investment in Local Media Group as an equity method investment. We intend to spin-off Local Media Group together with our interest in GateHouse, although there can be no assurance as to the timing of this transaction.

We now conduct our business through the following segments: (i) investments in senior housing assets financed with non-recourse debt (“non-recourse senior housing”), (ii) investments financed with non-recourse collateralized debt obligations (“non-recourse CDOs”), (iii) unlevered investments in de-consolidated Newcastle CDO debt (“unlevered CDOs”), (iv) investments financed with other non-recourse debt (“non-recourse other”), (v) investments and debt repurchases financed with recourse debt (“recourse”), (vi) other unlevered investments (“unlevered other”), (vii) equity method investment in Local Media Group and (viii) corporate. With respect to the non-recourse CDOs and non-recourse other segments, Newcastle is generally entitled to receive net cash flows from these structures on a periodic basis. Revenues attributable to each segment, as revised for previously reported periods, primarily to reflect the spin-off of New Residential, are disclosed below (in thousands).

For the Nine Months Ended September 30,	Non-recourse Senior Housing	Non-Recourse CDOs	Unlevered CDOs	Non-Recourse Other	Recourse	Unlevered Other	Corporate	Inter-segment Elimination	Total
2013	$50,882	$95,254	$383	$50,572	$14,771	$15,519	$141	$(3,455)	$224,067	(1)
2012	$7,548	$161,490	$339	$56,300	$4,981	$7,234	$135	$(5,167)	$232,860	(1)

(1)	Excludes $15.1 million and $16.4 million of revenue for the nine months ended September 30, 2013 and 2012, respectively, from Excess MSRs which, as previously stated, were spun-off.

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

Our ability to execute our business strategy, particularly the growth of our investment portfolio, depends to a significant degree on our ability to obtain additional capital. During the nine months ended September 30, 2013, we successfully accessed the capital markets, issuing 120,750,000 shares for total net proceeds of $961.2 million.  However, rising interest rates or stock market volatility could impair our ability to raise equity capital on attractive terms.

Interest rates have risen significantly in recent months and may continue to increase, although the timing of any further increases is uncertain.  We have investments in both floating and fixed rate real estate related securities and loans, which are affected by interest rates in different ways.  We expect that the value of our floating rate assets would not be significantly affected by a change in interest rates (whether an increase or decrease), since the coupon tracks the movement in rates, while the value of fixed rate assets can be negatively affected by rising interest rates.  However, in general, rising interest rates are usually indicative of a strengthening economic environment, which could reduce the credit risk of some of our investments.  With respect to our fixed rate assets, we believe that the negative impact of rising interest rates could potentially be offset by the positive impact of reduced credit risk.

Our senior housing acquisitions have been financed with a combination of fixed and floating rate debt. Rising interest rates would increase the cost of our floating rate financing and negatively impact the returns on our senior housing investments. In our view, the senior housing sector continues to present an attractive investment opportunity.  We believe projected demand for senior housing facilities based on changing demographics and limited new supply creates favorable supply-demand fundamentals. In addition, we have avoided pricing competition with other active REIT buyers of large portfolios by targeting smaller high-quality but under-performing portfolios with competitive pricing fundamentals. While we generally target small portfolios, we may also invest in large portfolios that we believe offer attractive risk-adjusted returns. We expect to capitalize on our Manager’s experience in the sector to generate growth in property-level net operating income through the implementation of operational and structural efficiencies.

Credit spreads also affect the value of our investments in debt securities and loans.  Credit spreads decreased, or “tightened,” in the first nine months of 2013 relative to 2012, which has had a favorable impact on the value of our portfolio.  Credit spreads measure the yield relative to a specified benchmark that the market demands on securities and loans based on such assets’ credit risk. The value of our portfolio tends to increase when spreads tighten, because under these circumstances the yield on our investments will generally be higher than the yield available on comparable new investments.  However, tightening spreads tend to reduce the yields available on potential new investments.  When spreads increase or “widen,” the potential yields on new investments increase, but the value of our existing investments in debt securities and loans tends to decline.  As a result, widening spreads negatively affect our ability to exit investments at attractive returns.  Credit spreads also affect the cost of financing, with widening spreads tending to increase the cost, and tightening spreads tending to reduce it.

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

The VIEs in which we have a significant interest include (i) our collateralized debt obligations (“CDOs”), and (ii) our manufactured housing loan financing structures. We do not have the power to direct the relevant activities of CDO V, as a result of an event of default which allows us to be removed as collateral manager of this CDO and prevents us from purchasing or selling certain collateral within this CDO, and therefore we de-consolidated this CDO as of June 17, 2011. Similar events of default in the future, if they occur, could cause us to de-consolidate additional financing structures. We completed two securitization transactions to refinance our Manufactured Housing Loans Portfolios I and II. We analyzed the securitizations under the applicable accounting guidance and concluded that the securitization transactions should be accounted for as secured borrowings. As a result, we continue to recognize the portfolios of manufactured housing loans as pledged assets, which have been classified as loans held-for-investment at securitization, and recorded the notes issued to third parties as secured borrowings.

Our subprime securitizations, CDO VIII Repack, and the Dow Jones Local Media Group (“Local Media Group”) investment are also considered VIEs, but we do not control the decisions that most significantly impact their economic performance and, for the subprime securitizations, no longer receive a significant portion of their returns, and therefore do not consolidate them.

In addition, our investments in RMBS, commercial mortgage backed securities (“CMBS”), CDO securities and real estate related and other loans may be deemed to be variable interests in VIEs, depending on their structure. We monitor these investments and analyze the potential need to consolidate the related securitization entities pursuant to the VIE consolidation requirements. These analyses require considerable judgment in determining whether an entity is a VIE and determining the primary beneficiary of a VIE since they involve subjective determinations of significance, with respect to both power and economics. The result could be the consolidation of an entity that otherwise would not have been consolidated or the de-consolidation of an entity that otherwise would have been consolidated.

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

See Note 10 to our consolidated financial statements in Part I, Item 1, “Financial Statements” for information regarding the fair value of our investments, and its estimation methodology, as of September 30, 2013.

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

We generally classify the broker and pricing service quotations we receive as level 3A inputs, except for certain liquid securities. They are quoted prices in generally inactive and illiquid markets for identical or similar securities. These quotations are generally received via email and contain disclaimers which state that they are “indicative” and not “actionable” – meaning that the party giving the quotation is not bound to actually purchase the security at the quoted price. These quotations are generally based on models prepared by the brokers, and we have little visibility into the inputs they use. Based on quarterly procedures we have performed with respect to quotations received from these brokers, including comparison to the outputs generated from our internal pricing models and transactions we have completed with respect to these securities, as well as on our knowledge and experience of these markets, we have generally determined that these quotes represent a reasonable estimate of fair value. For the $813.8 million carrying value of securities valued using quotations as of September 30, 2013, a 100 basis point change in credit spreads would impact estimated fair value by approximately $13.5 million.

Our estimation of the fair value of level 3B assets (as described below) involves significant judgment. We validated the inputs and outputs of our models by comparing them to available independent third party market parameters, where available, and models for reasonableness. We believe the assumptions we used are within the range that a market participant would use and factor in the liquidity conditions currently in the markets. In the period ended September 30, 2013, the inputs to our models, including discount rates, prepayment speeds, default rates and severity assumptions, have generally remained consistent with the assumptions used at December 31, 2012, other than certain modifications we have made to the assumptions to reflect conditions relevant to specific assets.

For CMBS and asset backed securities (“ABS”) valued with internal models, which have an aggregate fair value of $2.3 million as of September 30, 2013, a 10% unfavorable change in our assumptions would result in the following decreases in such aggregate fair value (in thousands):

	CMBS	ABS
Outstanding face amount	$29,382	$13,766

Fair value	$2,210	$113

Effect on fair value with 10% unfavorable change in:
Discount rate	$(16)	$1
Prepayment rate	N/A	$1
Default rate	$(5)	$(15)
Loss severity	$(6)	$(15)

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

As of September 30, 2013, we had 12 securities with a carrying amount of $25.1 million that had been downgraded during the period ended September 30, 2013. We did not record a net other-than-temporary impairment charge on these securities in the period ended September 30, 2013. However, we do not depend on credit ratings in underwriting our securities, either at acquisition or on an ongoing basis. As mentioned above, a credit rating downgrade is one factor that we monitor and consider in our analysis regarding other-than-temporary impairment, but it is not determinative. Our securities generally benefit from the support of one or more subordinate classes of securities or equity or other forms of credit support. Therefore, credit rating downgrades, even to the extent they relate to an expectation that a securitization we have invested in, on an overall basis, has credit issues, may not ultimately impact cash flow estimates for the class of securities in which we are invested.

Furthermore, the analysis of whether it is more likely than not that we will be required to sell securities in an unrealized loss position prior to an expected recovery in value (if any), the amount of such expected required sales, and the projected identification of which securities would be sold is also subject to significant judgment.

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

Investments in Equity Method Investees

We account for our interests in entities over which we exercise significant influence, but with respect to which the requirements for consolidation are not met, as investments in equity method investees. We record equity method investments initially at cost, and adjust the carrying amount to reflect our share of the earnings or losses of the investee, including all adjustments similar to those made in preparing consolidated financial statements. Our equity method investments are primarily comprised of Local Media Group. Other equity method investments are included within other investments on our balance sheet.

Purchase Accounting

The acquisitions of the senior housing assets and the liabilities assumed were recorded at fair value. In determining the allocation of the purchase price between net tangible and identified intangible assets acquired and liabilities assumed, management made estimates of the fair value of the tangible and intangible assets and liabilities using information obtained as a result of preacquisition due diligence, marketing, leasing activities, and independent appraisals. Management allocated the purchase price to net tangible and identified intangible assets acquired and liabilities assumed based on their fair values as of the acquisition date. The determination of fair value involved the use of significant judgment and estimation.

Impairment of Investments in Real Estate and Residential Lease Intangibles

We own senior housing assets held for investment. Intangibles and long-lived assets are tested for potential impairment annually or when changes in circumstances indicate the carrying value may not be recoverable. Indicators of impairment include material adverse changes in the projected revenues and expenses, significant underperformance relative to historical or projected future operating results, and significant negative industry or economic trends. An impairment is determined to have occurred if the future net undiscounted cash flows expected to be generated is less than the carrying value of an asset.

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

RESULTS OF OPERATIONS

The following table summarizes the changes in our results of operations for the three and nine months ended September 30, 2013 compared to the three and nine months ended September 30, 2012 (dollars in thousands):

	Three Months Ended September 30,		Increase (Decrease)
	2013	2012	Amount	%
Interest income	$47,486	$72,947	(25,461)	(34.9%)
Interest expense	20,555	28,411	(7,856)	(27.7%)
Net interest income	26,931	44,536	(17,605)	(39.5%)

Impairment (Reversal)
Valuation allowance (reversal) on loans	(12,998)	4,094	(17,092)	(417.5%)
Other-than-temporary impairment on securities, net	—	920	(920)	(100.0%)
	(12,998)	5,014	(18,012)	(359.2%)
Net interest income after impairment/reversal	39,929	39,522	407	1.0%

Other Revenues	24,912	8,071	16,841	N.M.
			—
Other Income
Gain on settlement of investments, net	1,388	229,239	(227,851)	(99.4%)
Gain on extinguishment of debt	3,359	2,345	1,014	43.2%
Equity in earnings of Local Media Group	1,045	—	1,045	N.M.
Other income, net	1,963	2,424	(461)	(19.0%)
	7,755	234,008	(226,253)	(96.7%)
Expenses
Loan and security servicing expense	908	1,054	(146)	(13.9%)
Property operating expenses	15,804	5,043	10,761	N.M.
General and administrative expense	9,356	4,020	5,336	132.7%
Management fee to affiliate	7,166	6,852	314	4.6%
Depreciation and amortization	7,732	2,385	5,347	N.M.
	40,966	19,354	21,612	111.7%
Income from continuing operations	$31,630	$262,247	$(230,617)	(87.9%)

	Nine Months Ended September 30,		Increase (Decrease)
	2013	2012	Amount	%
Interest income	$171,642	$223,765	(52,123)	(23.3%)
Interest expense	65,263	88,038	(22,775)	(25.9%)
Net interest income	106,379	135,727	(29,348)	(21.6%)

Impairment (Reversal)
Valuation allowance (reversal) on loans	(11,473)	(8,160)	(3,313)	(40.6%)
Other-than-temporary impairment on securities, net	4,449	14,593	(10,144)	(69.5%)
	(7,024)	6,433	(13,457)	(209.2%)
Net interest income after impairment/reversal	113,403	129,294	(15,891)	(12.3%)

Other Revenues	52,425	9,095	43,330	N.M.
			—
Other Income
Gain on settlement of investments, net	6,451	232,885	(226,434)	(97.2%)
Gain on extinguishment of debt	4,565	23,127	(18,562)	(80.3%)
Equity in earnings of Local Media Group	1,045	—	1,045	N.M.
Other income, net	9,554	1,650	7,904	479.0%
	21,615	257,662	(236,047)	(91.6%)
Expenses
Loan and security servicing expense	2,963	3,256	(293)	(9.0%)
Property operating expenses	32,576	5,500	27,076	N.M.
General and administrative expense	23,507	11,023	12,484	113.3%
Management fee to affiliate	24,879	17,459	7,420	42.5%
Depreciation and amortization	15,881	2,389	13,492	N.M.
	99,806	39,627	60,179	151.9%
Income from continuing operations	$87,637	$356,424	$(268,787)	(75.4%)

N.M. – Not meaningful.

Interest Income

Three months ended September 30, 2013 compared to the three months ended September 30, 2012

Interest income decreased by $25.5 million during the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 primarily due to (i) an $18.0 million net decrease in interest income as a result of the deconsolidation of CDO X in September 2012, (ii) a $2.3 million decrease in interest income as a result of the sale of the assets in CDO IV in May 2013, (iii) a $4.0 million decrease in interest income from loan and security paydowns and (iv) a $3.5 million net decrease in interest income as a result of investments that were spun-off on May 15, 2013, partially offset by a $2.3 million net increase due to the additional investment in the outstanding debt of GateHouse.

Nine months ended September 30, 2013 compared to the nine months ended September 30, 2012

Interest income decreased by $52.1 million during the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 primarily due to (i) a $64.4 million net decrease in interest income as a result of the deconsolidation of CDO X in September 2012, (ii) a $4.0 million decrease in interest income as a result of the sale of the assets in CDO IV in May 2013 and (iii) a $3.8 million decrease in interest income from loan paydowns, partially offset by (i) a $14.7 million net increase in interest income as a result of new investments including investments that were spun-off on May 15, 2013 and investment in outstanding debt of GateHouse and (ii) a $5.4 million net increase primarily due to the recognition of interest income related to the discount on a loan that was paid off during the nine months ended September 30, 2013.

Interest Expense

Three months ended September 30, 2013 compared to the three months ended September 30, 2012

Interest expense decreased by $7.9 million primarily due to (i) a $7.3 million decrease in interest expense as a result of the deconsolidation of CDO X in September 2012, (ii) a $1.5 million decrease in interest expense as a result of the sale of the assets in CDO IV in May 2013, (iii) a $0.6 million decrease in interest expense on derivatives as a result of the termination of interest rate swaps, decreases in swap notional amounts, and changes in interest rates, (iv) a $0.2 million net decrease in interest expense primarily due to a lower outstanding balance of repurchase agreement financing on our FNMA/FHLMC securities and non-agency RMBS and (v) a $0.5 million decrease in interest expense as a result of investments that were spun-off on May 15, 2013. The decreases described above were partially offset by a $2.2 million increase in mortgage interest expense as a result of the acquisition of senior housing assets since 2012.

Nine months ended September 30, 2013 compared to the nine months ended September 30, 2012

Interest expense decreased by $22.8 million primarily due to (i) a $27.1 million decrease in interest expense as a result of the deconsolidation of CDO X in September 2012, (ii) a $2.1 million decrease in interest expense as a result of the sale of the assets in CDO IV in May 2013 and (iii) a $2.1 million decrease in interest expense on derivatives as a result of the termination of interest rate swaps, decreases in swap notional amounts, and changes in interest rates. The decreases described above were partially offset by (i) a $4.7 million increase in mortgage interest expense as a result of the acquisition of senior housing assets since 2012, (ii) a $1.4 million increase in interest expense as a result of investments that were spun-off on May 15, 2013, and (iii) a $2.4 million net increase in interest expense primarily due to a higher outstanding balance of repurchase agreement financing on our FNMA/FHLMC securities and non-agency RMBS.

Valuation Allowance (Reversal) on Loans

Three months ended September 30, 2013 compared to the three months ended September 30, 2012

The valuation allowance (reversal) on loans changed by $17.1 million primarily due to a $16.3 million change related to our real estate and other loans during the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. This change was a result of a reversal of the valuation allowance recorded during the 2013 period as a result of the general improvement in market conditions during the 2013 period and write-downs recorded in the 2012 period. This change was also due to an $0.8 million lower net valuation allowance on our manufactured housing loans and residential mortgage loans in the 2013 period compared to the 2012 period as a result of market conditions improving more in the 2013 period than in the 2012 period.

Nine months ended September 30, 2013 compared to the nine months ended September 30, 2012

The valuation allowance (reversal) on loans changed by $3.3 million primarily due to a $3.7 million reversal of the valuation allowance on our manufactured housing loans and residential mortgage loans in the 2013 period compared to the

2012 period as a result of market conditions improving more in the 2013 period than in the 2012 period. This change was partially offset by a $0.4 million decrease in valuation allowance (reversal) related to our real estate and other loans during the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012.

Other-than-temporary Impairment on Securities, Net

Three months ended September 30, 2013 compared to the three months ended September 30, 2012

The other-than-temporary impairment on securities decreased by $0.9 million primarily due to market conditions improving in the quarter ended September 2013. We recorded no impairment charges during the quarter ended September 30, 2013, compared to an impairment charge of $0.9 million on 4 securities during the quarter ended September 30, 2012.

Nine months ended September 30, 2013 compared to the nine months ended September 30, 2012

The other-than-temporary impairment on securities decreased by $10.1 million primarily due to market conditions improving in 2013. We recorded an impairment charge of $0.7 million on 4 securities which were not part of the spin-off during the nine months ended September 30, 2013, compared to an impairment charge of $14.6 million on 12 securities during the nine months ended September 30, 2012. In addition, we recorded $3.8 million of impairment charges during the nine months ended September 30, 2013 on FNMA/FHLMC securities and non-Agency RMBS in connection with the spin-off of New Residential.

Other Revenues

Three months ended September 30, 2013 compared to the three months ended September 30, 2012

The other revenues increased by $16.8 million primarily due to the acquisitions of the senior housing assets since July 2012.

Nine months ended September 30, 2013 compared to the nine months ended September 30, 2012

The other revenues increased by $43.3 million primarily due to the acquisitions of the senior housing assets since July 2012.

Gain on Settlement of Investments, Net

Three months ended September 30, 2013 compared to the three months ended September 30, 2012

The net gain on settlement of investments decreased by $227.9 million. During the three months ended September 30, 2013, as part of the sale of a security in September 2013, Newcastle recorded a gain of $1.4 million. During the three months ended September 30, 2012, we recorded a gain of $224.3 million on the sale of CDO X and a gain of $4.9 million on 6 securities that were sold.

Nine months ended September 30, 2013 compared to the nine months ended September 30, 2012

The net gain on settlement of investments decreased by $226.4 million. During the nine months ended September 30, 2013, as part of the sale of the assets in CDO IV in May 2013, Newcastle recorded a gain of $4.2 million on the sale of the assets and a $0.9 million gain on the CDO IV hedge termination. In addition, Newcastle recorded a gain of $1.4 million as part of the sale of a security in September 2013. During the nine months ended September 30, 2012, we recorded a net gain of $224.3 million on the sale of CDO X and a gain of $8.6 million on 26 securities and loans that were sold or paid off.

Gain on Extinguishment of Debt

Three months ended September 30, 2013 compared to the three months ended September 30, 2012

The gain on extinguishment of debt increased by $1.0 million due to a higher face amount repurchased partially offset by a higher average price of debt repurchased in the three months ended September 30, 2013 compared to the three months ended September 30, 2012. We repurchased $25.0 million face amount of our own CDO debt at an average price of 86.2% of par during the three months ended September 30, 2013 compared to $4.0 million face amount of CDO bonds and other bonds payable repurchased at an average price of 41.0% of par during the three months ended September 30, 2012.

Nine months ended September 30, 2013 compared to the nine months ended September 30, 2012

The gain on extinguishment of debt decreased by $18.6 million due to a higher average price of debt repurchased in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. We repurchased $35.9 million face amount of our own CDO debt at an average price of 87.1% of par during the nine months ended September 30, 2013 compared to $34.1 million face amount of CDO bonds and other bonds payable repurchased at an average price of 31.8% of par during the nine months ended September 30, 2012.

Other Income, Net

Three months ended September 30, 2013 compared to the three months ended September 30, 2012

Other income decreased by $0.5 million primarily due to equity method losses recorded during the quarter ended September 30, 2013 and no comparable losses in the same period of 2012.

Nine months ended September 30, 2013 compared to the nine months ended September 30, 2012

Other income increased by $7.9 million primarily due to (i) $7.0 million of unrealized losses recognized on certain interest rate swap agreements that were de-designated as accounting hedges during the nine months ended September 30, 2012 and (ii) a $1.4 million greater increase in the fair value of certain non-hedge interest rate swap agreements as a result of changes in interest rates in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. This was partially offset by $0.5 million in equity method losses recorded during the quarter ended September 30, 2013.

Loan and Security Servicing Expense

Three months ended September 30, 2013 compared to the three months ended September 30, 2012

Loan and security servicing expense remained relatively stable during the quarter ended September 30, 2013 compared to the quarter ended September 30, 2012.

Nine months ended September 30, 2013 compared to the nine months ended September 30, 2012

Loan and security servicing expense remained relatively stable during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

Property Operating Expenses

Three months ended September 30, 2013 compared to the three months ended September 30, 2012

The property operating expenses increased $10.8 million due to the acquisitions of the senior housing assets since July 2012.

Nine months ended September 30, 2013 compared to the nine months ended September 30, 2012

The property operating expenses increased $27.1 million due to the acquisitions of the senior housing assets since July 2012.

General and Administrative Expense

Three months ended September 30, 2013 compared to the three months ended September 30, 2012

General and administrative expense increased by $5.3 million primarily due to the acquisition costs relating to investments in senior housing assets and other investments.

Nine months ended September 30, 2013 compared to the nine months ended September 30, 2012

General and administrative expense increased by $12.5 million primarily due to an increase in professional fees related to the New Residential spin-off and acquisition costs relating to the investments in senior housing assets and other investments.

Management Fee to Affiliate

Three months ended September 30, 2013 compared to the three months ended September 30, 2012

Management fees increased by $0.3 million primarily due to (i) an increase in gross equity as a result of our public offerings of common stock in 2012 and 2013, and (ii) an increase in property management fees in connection with the acquisitions of senior housing assets since July 2012, partially offset by the decrease in gross equity of $1.2 billion due to the New Residential spin-off.

Nine months ended September 30, 2013 compared to the nine months ended September 30, 2012

Management fees increased by $7.4 million primarily due to (i) an increase in gross equity as a result of our public offerings of common stock in 2012 and 2013, and (ii) an increase in property management fees in connection with the acquisitions of senior housing assets since July 2012, partially offset by the decrease in gross equity of $1.2 billion due to the New Residential spin-off.

Depreciation and Amortization

Three months ended September 30, 2013 compared to the three months ended September 30, 2012

The depreciation and amortization expense increased by $5.3 million due to the acquisitions of the senior housing assets since July 2012.

Nine months ended September 30, 2013 compared to the nine months ended September 30, 2012

The depreciation and amortization expense increased by $13.5 million due to the acquisitions of the senior housing assets since July 2012.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments, and other general business needs.

Our primary sources of funds for liquidity consist of net cash provided by operating activities, sales or repayments of investments, potential refinancing of existing debt, and the issuance of equity securities, when feasible. We have an effective shelf registration statement with the Securities and Exchange Commission (“SEC”), which allows us to issue common stock, preferred stock, depository shares, debt securities and warrants. Our debt obligations are generally secured directly by our investment assets, except for the junior subordinated notes payable.

Sources of Liquidity and Uses of Capital

As of the date of this filing, we have sufficient liquid assets, which include unrestricted cash and FNMA/FHLMC securities, to satisfy all of our short-term recourse liabilities. Our junior subordinated notes payable are long-term obligations. With respect to the next twelve months, we expect that our cash on hand combined with our cash flow provided by operations will be sufficient to satisfy our anticipated liquidity needs with respect to our current investment portfolio, including related financings, hedging activity, potential margin calls and operating expenses. In addition, we anticipate cash requirements with respect to incremental investments, including (but not limited to) senior housing facilities and (subject to the approval of GateHouse’s prepackaged plan of reorganization under Chapter 11 of Title 11 of the U.S. Bankruptcy Code) our offer to purchase up to approximately 48% of GateHouse’s outstanding debt at 40% of par. We may elect to meet the cash requirements of these incremental investments through proceeds from the monetization of our assets or from additional borrowings or equity offerings. While it is inherently more difficult to forecast beyond the next twelve months, we currently expect to meet our long-term liquidity requirements, specifically the repayment of our recourse debt obligations, through our cash on hand and, if needed, additional borrowings, proceeds received from repurchase agreements and similar financings, proceeds from equity offerings and the liquidation or refinancing of our assets.

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

Cash flow provided by operations constitutes a critical component of our liquidity. Essentially, our cash flow provided by operations is equal to (i) revenues received from our senior housing portfolios, (ii) the net cash flow from our CDOs that have not failed their over collateralization or interest coverage tests, plus (iii) the net cash flow from our non-CDO investments that are not subject to mandatory debt repayment, including principal and sales proceeds, less (iv) operating expenses (primarily management fees, property operating expenses, professional fees and insurance), less (v) interest on the junior subordinated notes payable and less (vi) preferred dividends.

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

REIT Compliance Requirements

To maintain our status as a REIT under the Code, we must distribute annually at least 90% of our REIT taxable income. On May 15, 2013, we distributed, in a taxable distribution, 100% of the common stock of New Residential Investment Corp. with a value of $1.7 billion for tax purposes. As a result, we do not believe that there will be any additional REIT distribution requirements for the year ended December 31, 2013. As of December 31, 2012, we had a loss carryforward, inclusive of net operating loss and capital loss, of approximately $750.2 million. The net operating loss carryforward and capital loss carryforward can generally be used to offset future ordinary taxable income and capital gain, for up to twenty years and five years, respectively. In January 2013, we experienced an “ownership change” for purposes of Section 382 of the Code, which limits our ability to utilize our net operating loss and net capital loss carryforwards to reduce our future taxable income and potentially increases our related REIT distribution requirement. We do not believe that the limitation as a result of the January 2013 ownership change will prevent us from satisfying our REIT distribution requirement for the current year or future years. No assurance, however, can be given that we will be able to satisfy our distribution requirement following a current or future ownership change or otherwise. We note that a portion of this requirement may be able to be met in future years through stock dividends, rather than cash, subject to limitations based on the value of our stock.

Update on Liquidity, Capital Resources and Capital Obligations

Certain details regarding our liquidity, current financings and capital obligations as of October 30, 2013 are set forth below:

●	Unrestricted Cash Available to Invest after Commitments – We are currently fully invested after commitments;

●	Margin Exposure and Recourse Financings – We have margin exposure on a $60.0 million repurchase agreement related to the financing of our purchase from a third party financial institution of certain repackaged Newcastle CDO VIII debt (treated as linked transactions), a $538.9 million repurchase agreement related to the financing of FNMA/FHLMC securities, and a $15.1 million repurchase agreement related to the financing of Newcastle CDO IX Class A-2 notes.

The following table compares our recourse financings excluding the junior subordinated notes (in thousands):

Recourse Financings	October 30, 2013	September 30, 2013	December 31, 2012
CDO Securities	$15,050	$15,050	$1,415
Non-agency RMBS	—	—	150,922
Linked transactions	59,968	59,968	—
Non-FNMA/FHLMC recourse financings	75,018	75,018	152,337

FNMA/FHLMC securities (1)	538,929	361,836	772,855
Total recourse financings	$613,947	$436,854	$925,192

(1)	The FNMA/FHLMC recourse financing will mature in November 2013.

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

●	Access to Financing from Counterparties – Decisions by investors, counterparties and lenders to enter into transactions with us will depend upon a number of factors, such as our historical and projected financial performance, compliance with the terms of our current credit and derivative arrangements, industry and market trends, the availability of capital and our investors’, counterparties’ and lenders’ policies and rates applicable thereto, and the relative attractiveness of alternative investment or lending opportunities. Recent conditions and events have limited the array of capital resources available to us and made the terms of capital resources we are able to obtain generally less favorable to us relative to the terms we were able to obtain prior to the onset of challenging conditions. Our business strategy is dependent upon our ability to finance our real estate securities, loans and other real estate related assets at rates that provide a positive net spread. Currently, spreads for such liabilities have widened relative to historical levels and demand for such liabilities remains lower than the demand prior to the onset of challenging market conditions.

●	Impact of Rating Downgrades on CDO Cash Flows – Ratings downgrades of assets in our CDOs can negatively impact compliance with the CDOs’ over collateralization tests. Generally, the over collateralization test measures the principal balance of the specified pool of assets in a CDO against the corresponding liabilities issued by the CDO. However, based on ratings downgrades, the principal balance of an asset or of a specified percentage of assets in a CDO may be deemed to be reduced below their current balance to levels set forth in the related CDO documents for purposes of calculating the over collateralization test. As a result, ratings downgrades can reduce the assumed principal balance of the assets used in the over collateralization test relative to the corresponding liabilities in the test, thereby reducing the over collateralization percentage. In addition, actual defaults of assets would also negatively impact compliance with the over collateralization tests. Failure to satisfy an over collateralization test could result in the redirection of cashflows, or, in certain cases, in the potential removal of Newcastle as collateral manager of the affected CDO. See “– Debt Obligations” below for a summary of assets on negative watch for possible downgrade in our CDOs.

●	Impact of Expected Repayment or Forecasted Sale on Cash Flows – The timing of and proceeds from the repayment or sale of certain investments may be different than expected or may not occur as expected. Proceeds from sales of assets in the current illiquid market environment are unpredictable and may vary materially from their estimated fair value and their carrying value.

Investment Portfolio

The following summarizes our consolidated investment portfolio at September 30, 2013 (dollars in millions).

	Outstanding Face Amount	Amortized Cost Basis (1)	Percentage of Total Amortized Cost Basis	Carrying Value	Number of Investments	Credit (2)	Weighted Average Life (years) (3)
Investment
Commercial Real Estate Debt & Other Assets
Commercial Assets
CMBS	$344	$229	9.7%	$286	51	BB-	3.0
Mezzanine Loans	338	269	11.3%	269	12	84%	1.8
B-Notes	110	95	4.0%	95	4	76%	0.7
Whole Loans	30	30	1.3%	30	2	49%	0.2
CDO Securities (4)	80	61	2.6%	63	3	BB+	3.0
Other Investments (5)	68	68	2.9%	68	3	—	—
Total Commercial Assets	970	752	31.8%	811			2.2

Residential Assets
MH and Residential Loans	291	258	10.9%	258	8,014	705	5.5
Non-Agency RMBS	101	41	1.7%	58	34	CCC	5.0
Real Estate ABS	8	—	0.0%	—	1	C	—
	400	299	12.6%	316			5.3
FNMA/FHLMC securities	362	382	16.2%	383	46	AAA	3.7
Total Residential Assets	762	681	28.8%	699			4.5

Corporate Assets
REIT Debt	29	29	1.2%	31	5	BB+	1.8
Corporate Bank Loans	875	402	17.0%	402	7	CC	1.2
Total Corporate Assets	904	431	18.2%	433			1.2

Total Real Estate Debt & Other Assets	2,636	1,864	78.8%	1,943			2.6
Equity Method Investment in Local Media Group(6)	57	57	2.4%	57	—	—	—
Senior Housing Properties Investments(7)	465	444	18.8%	444	31	—	—

Total Portfolio/Weighted Average	$3,158	$2,365	100.0%	$2,444			2.6

Reconciliation to GAAP total assets:
Other Assets
Subprime mortgage loans subject to call option (8)				406
Other commercial real estate				7
Cash and restricted cash				94
Other				36
GAAP total assets				$2,987

WA – Weighted average, in all tables.

(1)	Net of impairment.

(2)	Credit represents the weighted average of minimum rating for rated assets, the loan-to-value ratio (based on the appraised value at the time of purchase or refinancing) for non-rated commercial assets, or the FICO score for non-rated residential assets and an implied AAA rating for FNMA/FHLMC securities. Ratings provided above were determined by third party rating agencies, represent the most recent credit ratings available as of the reporting date and may not be current.

(3)	Weighted average life is based on the timing of expected principal reduction on the asset.

(4)	Represents non-consolidated CDO securities, excluding nine securities with a zero value, which had an aggregate face amount of $113.7 million.

(5)	Represents $25.0 million of equity investment in a real estate owned property and $43.0 million relating to a linked transaction.

(6)	Face amount of the investment in Local Media Group represents the gross carrying value.

(7)	Face amount of senior housing property investments represents the gross carrying amount, including intangibles, which excludes accumulated depreciation and amortization.

(8)	Our subprime mortgage loans subject to call option are excluded from the statistics because they result from an option, not an obligation, to repurchase such loans, are noneconomic until such option is exercised, and are offset by an equal liability on the consolidated balance sheet.

The following table reflects the spread between the yield and the cost of financing our portfolio of financial instruments at September 30, 2013:

Weighted average asset yield	8.69%
Weighted average funding cost	1.95%
Net interest spread	6.74%

On September 3, 2013 Newcastle completed the acquisition of Local Media Group from News Corp. for $86.9 million, including capitalized transaction costs of approximately $4.3 million. Newcastle made a total equity investment of $56.3 million and financed the remainder of the purchase price with $33.0 million of debt. The purchase price is subject to a working capital adjustment.

CMBS

Deal Vintage (A)	Average Minimum Rating (B)	Number	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Delinquency 60+/FC/REO (C)	Principal Subordination (D)	Weighted Average Life (years) (E)
Pre 2004	CCC+	6	$14,609	$12,822	5.6%	$13,706	12.8%	30.1%	1.7
2004	BB+	9	33,572	26,300	11.5%	32,161	3.5%	7.8%	2.4
2005	B+	9	80,133	32,321	14.1%	59,772	4.5%	6.8%	2.3
2006	B+	16	115,807	73,655	32.2%	87,063	7.0%	11.4%	2.2
2007	CCC+	3	13,236	2,579	1.1%	3,288	5.6%	7.2%	0.8
2010	BB	3	35,000	33,135	14.5%	36,750	0.0%	2.0%	6.9
2011	BB+	5	51,560	48,134	21.0%	53,336	0.0%	4.2%	4.7
Total / WA	BB-	51	$343,917	$228,946	100.0%	$286,076	4.5%	8.6%	3.0

(A)	The year in which the securities were issued.

(B)	Ratings provided above were determined by third party rating agencies, represent the most recent credit ratings available as of the reporting date and may not be current. We had no CMBS assets that were on negative watch for possible downgrade by at least one rating agency as of September 30, 2013.

(C)	The percentage of underlying loans that are 60+ days delinquent, in foreclosure or considered real estate owned (“REO”).

(D)	The percentage of the outstanding face amount of securities that is subordinate to our investments.

(E)	Weighted average life is based on the timing of expected principal reduction on the asset.

Mezzanine Loans, B-Notes and Whole Loans

Asset Type	Number	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Weighted Average First Dollar Loan to Value (A)	Weighted Average Last Dollar to Loan Value (A)	Delinquency (B)
Mezzanine Loans	12	$338,178	$268,635	68.3%	$268,635	72.2%	84.3%	3.5%
B-Notes	4	110,461	94,703	24.1%	94,703	65.0%	76.3%	0.0%
Whole Loans	2	29,820	29,820	7.6%	29,820	0.0%	48.5%	0.0%
Total/WA	18	$478,459	$393,158	100.0%	$393,158	66.0%	80.2%	2.5%

(A)	Loan to value is based on the appraised value at the time of purchase or refinancing.

(B)	The percentage of underlying loans that are non-performing, in foreclosure, under bankruptcy filing or considered real estate owned.

CDO Securities (A)

Collateral Manager	Primary Collateral Type	Number	Average Minimum Rating (B)	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Principal Subordination (C)
Newcastle	CMBS	2	CCC	$13,419	$3,081	5.0%	$5,058	16.9%
Newcastle	ABS	1	BBB	66,328	58,149	95.0%	58,036	54.4%
TOTAL/WA		3	BB+	$79,747	$61,230	100.0%	$63,094	48.1%

(A)	Represents non-consolidated CDO securities, excluding nine securities with a zero value, which had an aggregate face amount of $113.7 million.

(B)	Ratings provided above were determined by third party rating agencies, represent the most recent credit ratings available as of the reporting date and may not be current. We had no CDO assets that were on negative watch for possible downgrade by at least one rating agency as of September 30, 2013.

(C)	The percentage of the outstanding face amount of securities that is subordinate to our investments.

Manufactured Housing and Residential Loans

Deal	Average FICO Score (A)	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Average Loan Age (years)	Original Balance	Delinquency 90+/FC/REO (B)	Cumulative Loss to Date
Manufactured Housing Loans Portfolio I	704	$106,865	$89,705	34.8%	$89,705	11.9	$327,855	1.1%	9.3%

Manufactured Housing Loans Portfolio II	704	137,318	131,732	51.1%	131,732	14.3	434,739	1.4%	7.7%

Residential Loans Portfolio I	711	43,339	32,597	12.7%	32,597	10.5	646,357	11.5%	0.5%

Residential Loans Portfolio II	737	3,775	3,560	1.4%	3,560	8.8	83,950	0.0%	0.0%
Total / WA	705	$291,297	$257,594	100.0%	$257,594	12.8	$1,492,901	2.8%	7.1%

(A)	Based on updated FICO scores provided by the loan servicer of the manufactured housing loan portfolios and original FICO scores for the residential loan portfolios as the loan servicers of the residential loan portfolios do not provide updated FICO scores.

(B)	The percentage of loans that are 90+ days delinquent or in foreclosure or considered REO.

Non-Agency RMBS (A)

	Security Characteristics
Vintage (B)	Average Minimum Rating (C)	Number of Securities	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Principal Subordination (D)	Excess Spread (E)
Pre 2004	D	3	$1,247	$216	0.5%	$574	4.6%	4.0%
2004	CCC	5	7,045	1,234	3.0%	2,956	4.2%	2.4%
2005	CC	17	46,078	7,622	18.6%	14,911	22.7%	4.1%
2006	B+	5	35,200	23,826	58.2%	29,036	41.6%	4.0%
2007	CCC+	4	11,745	8,052	19.7%	10,029	24.3%	4.2%
Total / WA	CCC	34	$101,315	$40,950	100.0%	$57,506	28.0%	3.9%

	Collateral Characteristics
Vintage (B)	Average Loan Age (years)	Collateral Factor (F)	3 Month CPR (G)	Delinquency (H)	Cumulative Losses to Date
Pre 2004	10.4	0.06	12.2%	17.5%	2.6%
2004	9.2	0.13	16.3%	13.1%	3.3%
2005	8.5	0.12	14.8%	25.7%	11.1%
2006	7.5	0.24	9.8%	20.8%	22.7%
2007	6.8	0.37	10.5%	26.7%	27.7%
Total / WA	8.1	0.19	12.7%	23.2%	16.4%

(A)	This includes subprime retained securities in the securitization of Subprime Portfolio I. For further information on this securitization, see Note 6 to our consolidated financial statements included herein.

(B)	The year in which the securities were issued.

(C)	Ratings provided above were determined by third party rating agencies, represent the most recent credit ratings available as of the reporting date and may not be current. We had no ABS assets that were on negative watch for possible downgrade by at least one rating agency as of September 30, 2013.

(D)	The percentage of the outstanding face amount of securities and residual interests that is subordinate to our investments.

(E)	The annualized amount of interest received on the underlying loans in excess of the interest paid on the securities, as a percentage of the outstanding collateral balance.

(F)	The ratio of original unpaid principal balance of loans still outstanding.

(G)	Three month average constant prepayment rate.

(H)	The percentage of underlying loans that are 90+ days delinquent, or in foreclosure or considered REO.

Agency ARM RMBS (FNMA/FHLMC Securities)

						Weighted Average
								Periodic Cap
Months to Reset (A)	Number of Securities	Outstanding Face Amount	Amortized Cost Basis (G)	Percentage of Total Amortized Cost Basis	Carrying Value (G)	Coupon	Margin	1st Coupon Adj (B)	Subsequent Coupon Adj. (C)	Lifetime Cap (D)	Months to Reset (F)
1 - 12	30	$216,462	$227,982	59.6%	$229,683	2.50%	1.88%	N/A (E)	2.00%	9.89%	6
13 - 24	11	106,418	113,016	29.6%	112,516	3.50%	1.79%	5.00%	2.00%	8.51%	20
25 - 36	5	39,604	41,402	10.8%	41,170	2.78%	1.90%	4.76%	2.00%	7.79%	32
Total	46	$362,484	$382,400	100.0%	$383,369	2.82%	1.85%	4.93%	2.00%	9.26%	13

(A)	Of these investments, 78.9% reset based on 12 month LIBOR index, 18.8% reset based on the 1 year Treasury Constant Maturity Rate and 2.3% reset based on the 12 month Treasury Average. After the initial fixed rate period, 97.7% of these securities reset annually and 2.3% reset monthly.
(B)	Represents the maximum change in the coupon at the end of the fixed rate period.
(C)	Represents the maximum change in the coupon at each reset date subsequent to the first coupon adjustment.
(D)	Represents the maximum coupon on the underlying security over its life.
(E)	Not applicable as 29 of the securities (99.5% of the current face of this category) are past the first coupon adjustment period. The remaining security (1% of the current face of this category) has a maximum change in the coupon of 5.0% at the end of the fixed rate period.
(F)	Represents the current weighted average months to the next interest rate reset.
(G)	Amortized cost basis and carrying value excludes $4.2 million of principal receivables as of September 30, 2013.

REIT Debt

Industry	Average Minimum Rating (A)	Number	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value

Retail	A-	1	$4,500	$4,099	14.3%	$4,924
Diversified	B-	1	12,000	11,993	41.9%	12,510
Multifamily	BBB	1	5,000	4,976	17.4%	5,245
Healthcare	BBB+	2	7,700	7,539	26.4%	8,536
Total / WA	BB+	5	$29,200	$28,607	100.0%	$31,215

Corporate Bank Loans

Industry	Average Minimum Rating (A)	Number	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value

Media	CCC-	2	$625,556	$243,006	60.4%	$243,006
Resorts	NR	3	224,173	148,486	37.0%	148,486
Restaurant	B	2	25,343	10,647	2.6%	10,647
Total / WA	CC	7	$875,072	$402,139	100.0%	$402,139

(A)	Ratings provided above were determined by third party rating agencies, represent the most recent credit ratings available as of the reporting date and may not be current. We had no corporate assets that were on negative watch for possible downgrade by at least one rating agency as of September 30, 2013.

Senior Housing Portfolio

Investment characteristics:

Portfolio	Acquisition Date	Number of Communities	Number of Beds	Purchase Price (A)	Costs Capitalized Subsequent to Acquisition	Gross Carrying Amount	Accumulated Depreciation/ Amortization and Closing Adjustments	Net Carrying value (B)	Outstanding Debt

As of September 30, 2013:
BPM	July 2012	8	837	$143,300	$706	$144,006	$(14,239)	$129,767	$(107,007)
Utah	November 2012	3	359	22,578	746	23,324	(2,265)	21,059	(16,000)
Courtyards	December 2012	1	230	21,500	84	21,584	(1,405)	20,179	(16,125)
Woodside	July 2013	1	109	18,900	46	18,946	(279)	18,667	(14,100)
Florida	August 2013	15	2,145	199,598	376	199,974	(2,863)	197,111	(146,347)
Glen Riddle	August 2013	1	129	22,150	45	22,195	(296)	21,899	(16,875)
Royal Palm	September 2013	1	206	18,738	12	18,750	(106)	18,644	(14,250)
Schenley Gardens	September 2013	1	162	16,458	7	16,465	(11)	16,454	(8,250)
Total		31	4,177	$463,222	$2,022	$465,244	$(21,464)	$443,780	$(338,954)

Performance Information:

				Average Revenue
	Average Occupancy			Per Occupied Bed (C)
	Three Months	Nine Months		Three Months	Nine Months
	Ended	Ended		Ended	Ended
Portfolio	September 30, 2013	September 30, 2013	At Acquisition	September 30, 2013	September 30, 2013	At Acquisition
BPM	92.0%	91.2%	87.7%	$4,425	$4,350	$4,208
Utah	77.3%	78.0%	82.0%	2,485	2,436	2,428
Courtyards	87.4%	89.0%	88.8%	2,468	2,446	2,385
Woodside	76.9%	76.9%	75.6%	3,568	3,568	3,488
Florida	80.1%	80.1%	80.0%	2,528	2,528	2,510
Glen Riddle	89.5%	89.5%	88.7%	4,527	4,527	4,554
Royal Palm (D)	N/A	N/A	N/A	N/A	N/A	N/A
Schenley Gardens (D)	N/A	N/A	N/A	N/A	N/A	N/A

(A)	Includes intangible assets.
(B)	Combined GAAP carrying value of long-lived assets and resident lease intangibles, net of accumulated depreciation and amortization.
(C)	Total monthly revenue divided by the average number of occupied beds.
(D)	There is no performance information available as the acquisitions of the Royal Palm and Schenley Gardens portfolio closed September 10, 2013 and September 16, 2013, respectively.

Debt Obligations

Our debt obligations, as summarized in Note 9 to our consolidated financial statements included herein, existing at September 30, 2013 (gross of $4.4 million of discounts) had contractual maturities as follows (in thousands):

	Nonrecourse	Recourse	Total
Period from October 1, 2013 through December 31, 2013	$605	$376,886	$377,491
2014	2,550	—	2,550
2015	4,146	—	4,146
2016	19,300	—	19,300
2017	59,724	—	59,724
2018	118,366	—	118,366
Thereafter	1,466,655	—	1,466,655
Total	$1,671,346	$376,886	$2,048,232

Certain of the debt obligations included above are obligations of our consolidated subsidiaries which own the related collateral. In some cases, including the CDO Bonds Payable and Other Bonds Payable, such collateral is not available to other creditors of ours.

The financing of our senior housing facilities as well as our other non-CDO debt obligations contain various customary loan covenants. We were in compliance with all of the covenants in our non-CDO financings as of September 30, 2013. In addition, as of September 30, 2013, we had complied with the general investment guidelines adopted by our board of directors that limit total leverage.

The following table provides additional information regarding short-term borrowings. The outstanding short-term borrowings were used to finance certain of our investments in FNMA/FHLMC securities and our investments in certain senior notes issued by Newcastle CDO VIII and CDO IX. The FNMA/FHLMC repurchase agreements have full recourse to Newcastle.

			Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
	Outstanding Balance at September 30, 2013		Average Daily Amount Outstanding	Maximum Amount Outstanding	Weighted Average Interest Rate	Average Daily Amount Outstanding	Maximum Amount Outstanding	Weighted Average Interest Rate
FNMA/FHLMC	$361,836	*	$350,792	$378,624	0.38%	$680,794	$1,351,728	0.42%
CDO IX Class A-2	15,050		15,050	15,050	1.83%	15,050	15,050	1.83%
Non-Agency RMBS	—		—	—	N/A	95,343	302,033	2.18%
Linked transactions	59,968		59,968	59,968	1.69%	59,968	59,968	1.69%

 *All of which was recourse to us.

The short-term financing related to the CDO VI repurchase agreement was repaid in full in January 2013. The non-Agency RMBS repurchase agreements were transferred to New Residential as part of the distribution on May 15, 2013. The weighted average differences between the fair value of the assets and the face amount of financing for the FNMA/FHLMC securities, CDO IX Class A-2, and linked transaction repurchase agreements were 5%, 30% and 42%, respectively, during the nine months ended September 30, 2013.

In the nine months ended September 30, 2013, we purchased $791.1 million principal balance of FNMA/FHLMC securities (primarily one-year ARMs) for approximately $835.7 million, using $41.9 million of unrestricted cash and financed with $793.8 million of repurchase agreements. On May 15, 2013, $611.1 million principal balance of these FNMA/FHLMC securities were spun-off to New Residential along with $613.7 million of related repurchase agreements. The remaining $180.0 million of repurchase agreements bear interest at 0.37%, mature in November 2013, and are subject to customary margin call provisions.

During the nine months ended September 30, 2013, we repurchased $35.9 million face amount of CDO bonds for $31.3 million. As a result, we extinguished $10.9 million face amount of CDO debt and recorded a gain on extinguishment of debt of $4.6 million.

In June 2013, Newcastle completed the sale of 100% of the assets in CDO IV. Newcastle sold $153.4 million face amount of collateral at an average price of 95% of par, or $145.2 million. Subsequently, Newcastle paid off $71.9 million of outstanding third party debt and terminated the CDO. This transaction resulted in approximately $73.3 million of proceeds to Newcastle of which approximately $5.3 million was received in Newcastle CDO VIII. Newcastle recovered par on $59.5 million of CDO debt which had been repurchased in the past at an average price of 52% of par and $8.0 million of proceeds on its subordinated interests. In connection with this transaction, we recorded a net gain on sale of assets of $4.2 million and a $0.8 million gain on hedge termination during June 2013.

Each of our CDO financings contains tests that measure the amount of over collateralization and excess interest in the transaction. At issuance, each of our CDOs passed all of these tests. Failure to satisfy these tests would generally cause (or has caused) the cash flow that would otherwise be distributed to the more junior classes of securities (including those held by Newcastle) to be redirected to pay down the most senior class of securities outstanding until the tests are satisfied. As a result, our cash flow and liquidity are negatively impacted upon such a failure, and the impact could be (and has been) material. The table set forth below presents data, including the most recent quarterly cash flows received by Newcastle, for each of our consolidated CDOs, and sets forth which of the CDOs have satisfied these tests in the most recent quarter. The amounts set forth are as of September 30, 2013 unless otherwise noted (dollars in thousands). For those CDOs that have failed their applicable over collateralization tests, the impact of failing is already reflected in the cash flow set forth in the table. For those CDOs that have satisfied their applicable over collateralization tests, we could potentially lose substantially all of the cash flows from those CDOs in future quarters if we fail to satisfy the tests in the future. The amounts in the table reflect data at the CDO level and thus are different from the GAAP balance sheet due to intercompany amounts eliminated in Newcastle’s consolidated balance sheet.

	CDO VI	CDO VIII	CDO IX
Balance Sheet:
Assets Face Amount	$170,592	$686,706	$648,126
Assets Fair Value	125,464	522,400	502,654

Issued Debt Face Amount (1)	91,908	416,453	330,647
Derivative Net Liabilities Fair Value	9,530	7,331	—
Cash Receipts:
Quarterly net cash receipts (2)	$110	$4,728	$6,537

Collateral Composition (3):	Face	Fair Value		Face	Fair Value		Face	Fair Value
CMBS	$103,044	$82,356	BB-	$135,965	$120,118	BB-	$80,701	$82,671	BB
REIT Debt	29,200	31,215	BB+	—	—	—	—	—	—
ABS	38,348	11,893	CC	66,760	59,049	B+	2,801	2,878	A-
Bank Loans	—	—	—	226,539	145,210	C	191,474	128,408	C
Mezzanine Loans / B-Notes / Whole Loans	—	—	—	195,942	167,883	CCC+	282,518	230,915	CCC
CDO	—	—	—	61,500	30,140	D	67,804	44,241	CCC+
Residential Loans	—	—	—	—	—	—	3,774	3,560	NR
Other Investments	—	—	—	—	—	—	19,054	9,981	—
Cash for Reinvestment	—	—	—	—	—	—	—	—	—
Total	$170,592	$125,464	B+	$686,706	$522,400	CCC	$648,126	$502,654	CCC

Collateral on Negative Watch (4)	$—				$—		$—

CDO Cash Flow Triggers (5):
Over Collateralization (6):
As of Sep-2013 remittance
Cushion (Deficit) ($)	$(175,676)	$98,252	$156,144
As of Oct-2013 remittance
Cushion (Deficit) ($)	$(175,982)	$102,181	$160,413
Interest Coverage (6):
As of Sep-2013 remittance
Cushion (Deficit) (%)	186.2%	360.0%	487.1%
As of Oct-2013 remittance
Cushion (Deficit) (%)	348.0%	674.8%	905.3%
CDO Overview:
Effective	Aug-05	Mar-07	Jul-07
Reinvestment Period End (7)	Passed	Passed	Passed
Optional Call (8)	Passed	Passed	Passed
Auction Call (9)	Apr-15	Nov-16	May-17
WA Debt Spread (bps) (10)	50	59	76

See notes on next page.

(1)	Includes CDO bonds issued to third parties and held by Newcastle’s consolidated CDOs.

(2)	Represents net cash received from each CDO based on all of our interests in such CDO (including senior management fees but excluding principal received from senior CDO bonds owned by Newcastle) for the nine months ended September 30, 2013. Cash receipts for this period include $0.7 million of senior collateral management fees, and may not be indicative of cash receipts for subsequent periods. Excluded from the quarterly net cash receipts was $4.9 million of unrestricted cash received from principal repayments on senior CDO bonds owned by Newcastle. This cash represents a return of principal and the realization of the difference between par and the discounted purchase price of these bonds. See “Cautionary Note Regarding Forward Looking Statements” for risks and uncertainties that could cause our receipts for subsequent periods to differ materially from these amounts.

(3)	Collateral composition is calculated as a percentage of the face amount of collateral and includes CDO bonds of $121.4 million and other bonds and notes payable of $20.5 million issued by Newcastle, and bank loans of $87.7 million, collateralized by Newcastle CDO VI bonds, real estate properties and a third party CDO security, which are eliminated in consolidation. The fair value of these CDO bonds, other bonds and notes payable, and bank loans was $67.6 million, $18.9 million and $82.1 million at September 30, 2013, respectively. Also reflected are weighted average credit ratings, which were determined by third party rating agencies, represent the most recent credit ratings available as of the reporting date and may not be current.

(4)	Represents the face amount of collateral on negative watch for possible downgrade by at least one rating agency (Moody’s, S&P or Fitch) as of the determination date in September 2013 for all CDOs. The amount does not include any bonds issued by Newcastle, which are eliminated in consolidation and not reflected in the investment portfolio disclosures.

(5)	Each of our CDO financings contains tests that measure the amount of over collateralization and excess interest in the transaction. Failure to satisfy these tests would cause the principal and/or interest cashflow that would otherwise be distributed to more junior classes of securities (including those held by Newcastle) to be redirected to pay down the most senior class of securities outstanding until the tests are satisfied. As a result, our cash flow and liquidity are negatively impacted upon such a failure, and the impact could be material. Each CDO contains tests at various over collateralization and interest coverage percentage levels. The trigger percentages used above represent the first threshold at which cashflows would be redirected as described in this footnote. The data presented is as of the most recent remittance date on or before September 30, 2013 and may change or have changed subsequent to that date. In addition, our CDOs may also contain specific over collateralization tests that, if failed, can result in the occurrence of an event of default or our being removed as collateral manager of the CDO. Failure of the over collateralization tests can also cause a “phantom income” issue if cash that constitutes income is diverted to pay down debt instead of being distributed to us. As of the September 2013 remittance date, we were not receiving cash flows from CDO VI (other than senior management fees and cash flows on senior classes of bonds we own). Based upon our current calculations, we expect CDO VI to remain out of compliance for the foreseeable future. Moreover, given current market conditions, it is possible that all of our CDOs could be out of compliance with their over collateralization tests as of one or more measurement dates within the next twelve months. Our ability to rebalance will depend upon the availability of suitable securities, market prices, and other factors that are beyond our control. Such rebalancing efforts may be extremely difficult given current market conditions and we cannot assure you that we will be successful in our rebalancing efforts. If the liabilities of our CDOs are downgraded by Moody’s to certain predetermined levels, our discretion to rebalance the applicable CDO portfolios may be negatively impacted. Moreover, if we bring these coverage tests into compliance, we cannot assure you that they will not fall out of compliance in the future or that we will be able to correct any noncompliance. For a more detailed discussion of the impact of CDO financings on our cash flows, see Part II, Item 1A, “Risk Factors – Risks Relating to our Business – The coverage tests applicable to our CDO financings may have a negative impact on our operating results and cash flows.”

(6)	Represents excess or deficiency under the applicable over collateralization or interest coverage tests to the first threshold at which cash flow would be redirected. We generally do not receive material cash flow from the junior classes of a CDO until a deficiency is corrected. Ratings downgrades of assets in our CDOs can negatively impact compliance with the over collateralization tests. Generally, the over collateralization test measures the principal balance of the specified pool of assets in a CDO against the corresponding liabilities issued by the CDO. However, based on ratings downgrades, the principal balance of an asset or of a specified percentage of assets in a CDO may be deemed reduced below their current balance to levels set forth in the related CDO documents for purposes of calculating the over collateralization test. As a result, ratings downgrades can reduce the principal balance of the assets used in the over collateralization test relative to the corresponding liabilities in the test, thereby reducing the over collateralization percentage. In addition, actual defaults of an asset would also negatively impact compliance with the over collateralization tests. Failure to satisfy an over collateralization test could result in the redirection of cashflows as described in footnote 5 above or, in certain circumstances, in our removal as manager of the applicable portfolio.

(7)	Our CDO financings typically have a 5-year reinvestment period. Generally, after such period ends, principal payments on the collateral are used to paydown the most senior debt outstanding. Prior to the end of the reinvestment period, principal payments received on the collateral are reinvested.

(8)	At the option call date, Newcastle, as the equity holder, has the right to payoff the CDO bonds at their related redemption price.

(9)	At the auction call date, there is a mandatory auction of the assets pursuant to which the collateral manager will solicit bids for the CDO assets. If the aggregate amounts of the bids are sufficient to pay off the outstanding CDO bonds set forth in the CDO governing document, the assets will be sold and the CDO bonds will be redeemed. However, if the aggregate amount of the bids is insufficient to pay off the outstanding CDO bonds set forth in the CDO governing document, the assets will not be sold and the redemption of CDO bonds will not occur.

(10)	Debt spread represents the spread above the benchmark interest rate (LIBOR or U.S. Treasuries) that Newcastle pays on its debt.

The following table sets forth further information with respect to the bonds of our consolidated CDO financings as of September 30, 2013 (dollars in thousands):

		Current Face Amount (1)
		Held By
	Original Face		Newcastle	Newcastle Outside			Stated Interest
Class	Amount	Third Parties	CDOs (2)	of its CDOs (3)		Total	Rate
CDO VI
Class I-MM	$323,000	$—	$—	$109,803	*	$109,803	LIBOR + 0.25%
Class I-B	59,000	59,000	—	—		59,000	LIBOR + 0.40%
Class II	33,000	23,762	—	10,332		34,094	LIBOR + 0.50%
Class III-FL	15,000	5,251	—	10,502		15,753	LIBOR + 0.80%
Class III-FX	5,000	—	—	6,480		6,480	5.67%
Class IV-FL	9,600	657	—	9,855		10,512	LIBOR + 1.70%
Class IV-FX	2,400	3,238	—	—		3,238	6.55%
Class V	21,000	—	—	30,005		30,005	7.81%
Preferred	32,000	—	—	32,000		32,000	N/A
	$500,000	$91,908	$—	$208,977		$300,885

* Of the $109.8 million of CDO VI Class I-MM bonds, $69.6 million served as collateral for a $40.5 million bank loan owned jointly by two of Newcastle's CDOs.

CDO VIII
Class I-A	$462,500	$239,920	$—	$16,149	$256,069	LIBOR + 0.28%
Class I-AR	60,000	33,220	—	—	33,220	LIBOR + 0.34%
Class I-B	38,000	—	—	38,000	38,000	LIBOR + 0.36%
Class II	42,750	—	29,000	13,750	42,750	LIBOR + 0.42%
Class III	42,750	—	22,750	20,000	42,750	LIBOR + 0.50%
Class IV	28,500	—	—	—	—	LIBOR + 0.60%
Class V	28,500	28,500	—	—	28,500	LIBOR + 0.75%
Class VI	27,312	—	—	—	—	LIBOR + 0.80%
Class VII	21,375	—	—	—	—	LIBOR + 0.90%
Class VIII	22,563	11,063	8,250	3,250	22,563	LIBOR + 1.45%
Class IX-FL	6,000	6,000	—	—	6,000	LIBOR + 1.80%
Class IX-FX	7,600	7,600	—	—	7,600	6.80%
Class X	19,650	18,650	—	—	18,650	LIBOR + 2.25%
Class XI	26,125	—	—	24,125	24,125	LIBOR + 2.50%
Class XII	28,500	—	11,500	17,000	28,500	7.50%
Preferred	87,875	—	—	87,875	87,875	N/A
	$950,000	$344,953	$71,500	$220,149	$636,602

Continued on next page.

		Current Face Amount (1)
		Held By
	Original Face		Newcastle	Newcastle Outside		Stated Interest
Class	Amount	Third Parties	CDOs (2)	of its CDOs (3)	Total	Rate
CDO IX
Class A-1	$379,500	$205,022	$—	$—	$205,022	LIBOR + 0.26%
Class A-2	115,500	40,500	—	75,000	115,500	LIBOR + 0.47%
Class B	37,125	35,125	—	2,000	37,125	LIBOR + 0.65%
Class C	33,000	—	—	—	—	LIBOR + 0.93%
Class D	20,625	—	—	—	—	LIBOR + 1.00%
Class E	24,750	—	—	24,750	24,750	LIBOR + 1.10%
Class F	18,562	—	—	18,562	18,562	LIBOR + 1.30%
Class G	18,562	—	—	11,262	11,262	LIBOR + 1.50%
Class H	21,656	—	8,751	9,305	18,056	LIBOR + 2.50%
Class J	21,656	—	21,656	—	21,656	LIBOR + 3.00%
Class K	19,593	—	19,593	—	19,593	LIBOR + 3.50%
Class L	23,718	—	—	23,718	23,718	7.50%
Class M	39,187	—	—	39,187	39,187	8.00%
Preferred	51,566	—	—	51,566	51,566	N/A
	$825,000	$280,647	$50,000	$255,350	$585,997

(1)	The amounts presented in these columns exclude the face amount of any cancelled bonds within an applicable class.
(2)	Amounts in this column represent the amount of bonds of the applicable class held by Newcastle’s consolidated CDOs. These bonds are eliminated in Newcastle’s consolidated balance sheet.
(3)	Amounts in this column represent the amount of bonds of the applicable class held as investments by Newcastle outside of its non-recourse financing structures. These bonds are eliminated in Newcastle’s consolidated balance sheet.

Stockholders’ Equity

Common Stock

On June 6, 2013, our stockholders approved an amendment to Newcastle’s charter, to increase the total number of authorized shares of common stock, par value $0.01 per share, from 500 million shares to 1.0 billion shares and correspondingly, to increase the total number of authorized shares of Newcastle’s capital stock from 600 million shares to 1.1 billion shares, which includes 100 million shares of preferred stock, par value $0.01 per share.

The following table presents information on shares of our common stock issued during the nine months ended September 30, 2013:

Shares Issued (1)	Range of Issue Prices (2) (3)	Net Proceeds (millions)	Options Granted to Manager
57,500,000	$9.35	$526.2	5,750,000
23,000,000	$10.48	$237.4	2,300,000
40,250,000	$4.97	$197.6	4,025,000

(1)	Newcastle also issued 162,896 shares to the former CFO upon the exercise of his options as well as 50,440 shares to Newcastle’s independent directors.
(2)	Excludes prices of shares issued pursuant to the exercise of options and of shares issued to our independent directors.
(3)	On May 15, 2013 we completed the spin-off of New Residential. The May 15, 2013 closing price of our common stock on the NYSE was $12.33. On May 16, 2013 the opening price of our common stock was $5.79.

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

At September 30, 2013, we had 293,488,981 shares of common stock outstanding.

Prior to the spin-off, Newcastle had issued options to the Manager in connection with capital raising activities. In connection with the spin-off, 21.5 million options that were held by the Manager, or by the directors, officers or employees of the Manager, were converted into an adjusted Newcastle option and a new New Residential option. The exercise price of each adjusted Newcastle option and New Residential option was set to collectively maintain the intrinsic value of the Newcastle option immediately prior to the spin-off and to maintain the ratio of the exercise price of the adjusted Newcastle option and the New Residential option, respectively, to the fair market value of the underlying shares as of the spin-off date, in each case based on the five day average closing price subsequent to the spin-off date.

Newcastle’s outstanding options at September 30, 2013 consisted of the following:

	Number of Options	Strike Price	Maturity Date
	304,604	10.18	12/1/2013
	328,350	11.74	1/9/2014
	343,275	11.49	5/25/2014
	162,500	14.05	11/22/2014
	330,000	13.24	1/12/2015
	2,000	13.83	8/1/2015
	170,000	13.16	11/1/2016
	242,000	14.01	1/23/2017
	456,000	12.40	4/11/2017
	1,580,166	2.72	3/29/2021
	2,424,833	2.07	9/27/2021
	2,000	2.28	12/20/2021
	1,867,167	2.82	4/3/2022
	2,265,000	3.05	5/21/2022
	2,499,167	3.04	7/31/2022
	5,750,000	4.24	1/11/2023
	2,300,000	4.75	2/15/2023
	4,025,000	4.97	6/17/2023
Total W/A	25,052,062	$4.52

As of September 30, 2013, our outstanding options issued prior to 2011 had a weighted average strike price of $12.18 and our outstanding options issued in 2011 and thereafter had a weighted average strike price of $3.70. Our outstanding options at September 30, 2013 were summarized as follows:

	Issued Prior to 2011	Issued in 2011 and thereafter	Total
Held by the Manager	1,717,462	20,201,333	21,918,795
Issued to the Manager and subsequently transferred to certain of the Manager's employees	619,267	2,510,000	3,129,267
Issued to the independent directors	2,000	2,000	4,000
Total	2,338,729	22,713,333	25,052,062

 Common Stock Dividends Paid

		Amount
Declared for the Period Ended	Paid	Per Share
March 31, 2013	April 2013	$0.22
June 30, 2013	July 2013	$0.17
September 30, 2013	October 2013	$0.10

Peferred Stock Dividends Paid

			Amount Per Share
Declared for the Period Ended	Paid	Series B	Series C	Series D
April 30, 2013	April 2013	$0.609	$0.503	$0.523
July 31, 2013	July 2013	$0.609	$0.503	$0.523
October 31, 2013	October 2013	$0.609	$0.503	$0.523

Accumulated Other Comprehensive Income (Loss)

During the nine months ended September 30, 2013, our accumulated other comprehensive income (loss) changed due to the following factors (in thousands):

	Gains (Losses) on Cash Flow Hedges	Gains (Losses) on Securities	Total Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss), December, 31, 2012	$(12,024)	$82,788	$70,764
Net unrealized gain (loss) on securities	—	42,400	42,400
Reclassification of net realized (gain) loss on securities into earnings	—	(1,549)	(1,549)
Spin-off of New Residential	—	(44,513)	(44,513)
Net unrealized gain (loss) on derivatives designated as cash flow hedges	4,720	—	4,720
Reclassification of net realized (gain) loss on derivatives designated as cash flow hedges into earnings	(2)	—	(2)
Accumulated other comprehensive income (loss), September 30, 2013	$(7,306)	$79,126	$71,820

Our GAAP equity changes as our real estate securities portfolio and derivatives are marked to market each quarter, among other factors. The primary causes of mark to market changes are changes in interest rates and credit spreads. Net unrealized gains on our real estate securities decreased for the nine months ended September 30, 2013 in accumulative other comprehensive income primarily as a result of the spin-off of New Residential, which was partially offset by an increase in unrealized gains caused by a net tightening of credit spreads. Net unrealized losses on derivatives designated as cash flow hedges decreased for the nine months ended September 30, 2013, primarily as a result of swap interest payments.

See “- Market Considerations” above for a further discussion of recent trends and events affecting our unrealized gains and losses as well as our liquidity.

Cash Flow

Operating Activities

Net cash flow provided by operating activities decreased to $57.0 million for the nine months ended September 30, 2013 from $71.7 million for the nine months ended September 30, 2012. This change resulted primarily from the factors described below:

•	Net cash receipts from our CDOs decreased approximately $20.4 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 primarily due to the deconsolidation of CDO X in September 2012, partially offset by the receipts of interest proceeds in our retained CDO IV bonds.

•	Net cash receipts from our manufactured housing loan portfolios decreased approximately $1.5 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, primarily due to paydowns.

•	Cash receipts from excess mortgage servicing income increased approximately $5.5 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, primarily due to the additional Excess MSR investments made since March 2012.

•	Received net operating cash receipts of approximately $8.9 million from the senior housing investments we have made since July 2012.

•	Net cash receipts from our investments in real estate related and other assets held outside of our CDOs increased approximately $12.4 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 primarily due (i) higher investments in FNMA/FHLMC securities, (ii) higher investments in real estate related and other loans and (iii) delinquent interest received on certain securities.

•	Management fees paid increased approximately $7.5 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 due to an increase in gross equity as a result of our public offerings of common stock in 2012 and 2013.

•	General and administrative expenses paid increased approximately $12.1 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 due to fees paid in connection with the acquisitions of Excess MSRs, senior housing assets and other corporate activities.

Investing Activities

Investing activities used ($1.7) billion and ($747.1) million during the nine months ended September 30, 2013 and 2012, respectively. Investing activities consisted primarily of investments made in real estate securities, loans, senior housing assets, equity method investees and, in 2012, investments in Excess MSRs, net of proceeds from the repayment or settlement of investments and distributions of capital from equity method investees.

Financing Activities

Financing activities provided $1.5 billion and $747.1 million during the nine months ended September 30, 2013 and 2012, respectively. The public offerings of common stock, borrowings under repurchase agreements, and borrowings under mortgage notes payable served as the primary sources of cash flow from financing activities. Uses of cash flow from financing activities included the repurchases of CDO bonds payable, the repayment of debt, the payment of common and preferred dividends, payment of financing costs, and cash contributed as part of the spin-off of New Residential.

INTEREST RATE, CREDIT AND SPREAD RISK

We are subject to interest rate, credit and spread risk with respect to our investments. These risks are further described in “Quantitative and Qualitative Disclosures About Market Risk.”

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2013, we had the following material off-balance sheet arrangements.

•	In April 2006, we securitized our Subprime Portfolio I. The loans were sold to a securitization trust, of which 80% were treated as a sale, which is an off-balance sheet financing.

•	In July 2007, we securitized our Subprime Portfolio II. The loans were sold to a securitization trust, of which 90% were treated as a sale, which is an off-balance sheet financing.

•	On June 17, 2011, we de-consolidated CDO V, which is now effectively an off-balance sheet financing.

•	As part of the September 3, 2013 acquisition of Local Media Group by Newcastle, Local Media Group, which is accounted for as an equity method investment by Newcastle, obtained $33.0 million of debt from Credit Suisse AG, Cayman Islands Branch and Credit Suisse Loan Funding LLC (collectively “Credit Suisse”) to partially finance the purchase price.

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

 CONTRACTUAL OBLIGATIONS

During the nine months ended September 30, 2013, we had all of the material contractual obligations referred to in our annual report on Form 10-K for the year ended December 31, 2012, excluding the debt which was repaid, spun-off or repurchased, as described in “– Liquidity and Capital Resources.”

In addition we had the following material contractual obligations that we executed during the nine months ended September 30, 2013:

•	Repurchase Agreements – We entered into new repurchase agreements to finance newly acquired FNMA/FHLMC securities. In addition, we entered into a new repurchase agreement related to the financing of our purchase from a third party financial institution of repackaged Newcastle CDO VIII debt and into a repurchase agreement related to the financing of our purchase from a third party of CDO IX debt.
•	Capital Commitments – In connection with the GateHouse restructuring (as described in Note 2 of the consolidated financial statements) , we (or our designated affiliates or other designees) have offered to purchase the debt of GateHouse’s other creditors in cash at 40% of par (the “Cash-Out Option”). Pursuant to the restructuring, reorganized GateHouse will be contributed to New Media Investment Group Inc. (“New Media”), which is currently a wholly owned subsidiary of Newcastle, and GateHouse will use commercially reasonable efforts to raise a new debt facility in an amount of up to $150 million. The creditors have the right to elect to receive (i) the Cash-Out Option and/or (ii) common stock of New Media and the net cash proceeds, if any, of the new debt facility (the “Equity Option”). We and certain other creditors have elected the Equity Option, and creditors with approximately $369.9 million in debt positions, including expected accrued interest through the effective date, have elected the Cash-Out Option. The restructuring is subject to approval by the U.S Bankruptcy Court.
•	Mortgage Notes Payable – We obtained mortgages to finance newly acquired senior housing facilities.
•	Management Agreements – We entered into new property management agreements with a portfolio company of a private equity fund managed by an affiliate of Newcastle’s Manager and with s subsidiary of the Manager to manage newly acquired senior housing properties. In addition, we entered into a new management agreement with GateHouse Media, Inc., a portfolio company of a private equity fund managed by an affiliate of Newcastle’s Manager to manage the Local Media Group operations.

INFLATION

Virtually all of our assets and liabilities are financial in nature. As a result, interest rates and other factors affect our performance more so than inflation, although inflation rates can often have a meaningful influence over the direction of interest rates. Furthermore, our financial statements are prepared in accordance with GAAP and our distributions are determined by our board of directors primarily based on our taxable income, and, in each case, our activities and balance sheet are measured with reference to historical cost and/or fair market value without considering inflation. See "Quantitative and Qualitative Disclosure About Market Risk - Interest Rate Exposure" below.

CORE EARNINGS

Newcastle has the following primary variables that impact its operating performance: (i) the current yield earned on its investments that are not included in non-recourse financing structures (i.e., unlevered investments, including investments in equity method investees and investments subject to recourse debt), (ii) the net yield it earns from its non-recourse financing structures, (iii) the interest expense and dividends incurred under its recourse debt and preferred stock, (iv) the net operating income on its real estate investments, (v) its operating expenses and (vi) its realized and unrealized gains or losses, including any impairment, on its investments, derivatives and debt obligations. “Core earnings” is a non-GAAP measure of the operating performance of Newcastle excluding the sixth variable listed above and adjusting the consumer loans portfolio accounting to a level yield methodology. It also excludes depreciation and amortization charges and acquisition and spin-off related expenses. “Core earnings” is used by management to gauge the current performance of Newcastle without taking into account gains and losses, which, although they represent a part of our recurring operations, are subject to significant variability and are only a potential indicator of future economic performance. It is the judgment of management that depreciation and amortization charges are not indicative of operating performance and that acquisition and spin-off related expenses are not part of our core operations. Management believes that the exclusion from “Core earnings” of the items specified above allows investors and analysts to readily identify the operating performance of the assets that form the core of our activity, assists in comparing the core operating results between periods, and enables investors to evaluate Newcastle’s current performance using the same measure that management uses to operate the business, which is among the factors considered when determining the amount of distributions to our shareholders.

Newcastle changed its definition of “Core Earnings” to exclude acquisition and spin-off related expenses in the third quarter of 2013. The calculation of “Core Earnings” has been retroactively adjusted for all periods presented.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Income available for common stockholders	$27,849	$271,826	$116,795	$372,946
Add (Deduct):
Impairment (reversal)	(12,998)	5,014	(7,024)	6,433
Other (income) loss	(7,168)	(234,008)	(21,028)	(257,662)
Impairment (reversal), other (income) loss and other adjustments from discontinued operations	2,386	(1,772)	(6,429)	(6,512)
Depreciation and amortization(A)	8,677	2,385	16,826	2,389
Acquisition and spin-off related expenses	5,168	1,697	14,978	6,767
Core earnings	$23,914	$45,142	$114,118	$124,361

Pro Forma Core Earnings

Nine Months Ended September 30, 2013
Pro forma income (loss) from continuing operations after preferred dividends (Note 17)	$81,563
Add (Deduct):
Impairment (reversal)	(10,780)
Other (income) loss	(20,970)
Depreciation and amortization(A)	16,826
Acquisition and spin-off related expenses	14,978
Pro forma core earnings	$81,617

(A)	Includes $0.9 million of depreciation and amortization expenses in equity method investments for the three and nine months ended September 30, 2013.

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

Furthermore, a period of rising interest rates can negatively impact our return on certain floating rate investments. Although these investments may be financed with floating rate debt, the interest rate on the debt may reset prior to, and in some cases more frequently than, the interest rate on the assets, causing a decrease in return on equity during a period of rising interest rates. See further disclosure regarding Agency ARM RMBS under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Investment Portfolio – Agency ARM RMBS” for information about the reset terms and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Update on Liquidity, Capital Resources and Capital Obligations” for information on related debt.

As of September 30, 2013, a 100 basis point increase in short term interest rates would increase our earnings by approximately $6.9 million per annum, based on the current net floating rate exposure from our investments, financings and interest rate derivatives.

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

As of September 30, 2013, a 100 basis point change in short term interest rates would impact our net book value by approximately $9.9 million, based on the current net fixed rate exposure from our investments and interest rate derivatives.

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

As of September 30, 2013, a 25 basis point movement in credit spreads would impact our net book value by approximately $6.1 million, assuming a static portfolio of current investments and financings, but would not directly affect our earnings or cash flow.

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

Interest Rate and Credit Spread Risk Sensitive Instruments and Fair Value

Our holdings of such financial instruments, and their fair values and the estimation methodology thereof, are detailed in Note 10 to our consolidated financial statements included herein. For information regarding the impact of prepayment, reinvestment, and expected loss factors on the timing of realization of our investments, please refer to the consolidated financial statements included herein and in our Annual Report on Form 10-K for the year ended December 31, 2012. For information regarding the impact of changes in these factors on the value of securities valued with internal models, see Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies.”

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

(b) Changes in Internal Control Over Financial Reporting. Except for the change noted below, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company is currently engaged in refining and harmonizing the internal controls and processes relating to the following asset acquisitions with the Company’s internal controls and processes: (i) a senior housing asset acquired on July 25, 2013; (ii) fifteen senior housing assets acquired on August 1, 2013; (iii) a senior housing asset acquired on September 10, 2013; and (iv) Dow Jones Local Media Group (“Local Media Group”) acquired on September 3, 2013 from News Corp. The results of the senior housing assets since their respective acquisition dates are included in the September 30, 2013 consolidated financial statements of the Company and constituted approximately 8.6 percent of total assets as of September 30, 2013, and approximately 4.2 percent of revenue for the nine months then ended. The results of the Local Media Group acquisition since its acquisition date are included in the September 30, 2013 consolidated financial statements of the Company as an equity method investment and constituted approximately 1.9 percent of total assets as of September 30, 2013, and approximately 0.9 percent of net income for the nine months then ended. Internal control over financial reporting of the acquired assets will be excluded from the Company’s annual assessment of the effectiveness of the Company's internal control over financial reporting in accordance with the general guidance issued by the SEC that an assessment of a recent business combination may be omitted from management’s report on internal control over financial reporting in the year of consolidation.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are or may be involved in various disputes and litigation matters that arise in the ordinary course of business. The Company is not party to any material legal proceedings as of the date on which this report is filed.

Item 1A. Risk Factors

Before you invest in our common stock, you should carefully consider the risks involved, including the risks set forth below.

Risks Related to the Financial Markets

We do not know what impact the Dodd-Frank Act will have on our business.

On July 21, 2010, the United States enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act" or "Act"). The Dodd-Frank Act affects almost every aspect of the U.S. financial services industry, including certain aspects of the markets in which we operate. The Act imposes new regulations on us and how we conduct our business. For example, the Act will impose additional disclosure requirements for public companies and generally require issuers or originators of asset-backed securities to retain at least five percent of the credit risk associated with the securitized assets. In addition, as a result of the Act, we were required to register as an investment adviser with the SEC, which increases our regulatory compliance costs and subjects us to the Investment Advisers Act of 1940, as amended (the "Advisers Act"). The Advisers Act imposes numerous obligations on registered investment advisers, including record-keeping, reporting, operational and marketing requirements, disclosure obligations and prohibitions on fraudulent activities. The SEC is authorized to institute proceedings and impose sanctions for violations of the Advisers Act, ranging from fines and censure to termination of an investment adviser's registration. Investment advisers also are subject to certain state securities laws and regulations. Non-compliance with the Advisers Act or other federal and state securities laws and regulations could result in investigations, sanctions, disgorgement, fines and reputational damage.

The Act imposes mandatory clearing and will impose exchange-trading and margin requirements on many derivatives transactions (including formerly unregulated over-the-counter derivatives) in which we may engage. The Act also creates new categories of regulated market participants, such as "swap-dealers," "security-based swap dealers," "major swap participants" and "major security-based swap participants," who will be subject to significant new capital, registration, recordkeeping, reporting, disclosure, business conduct and other regulatory requirements that will give rise to new administrative costs.

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

In recent years, the U.S. government has taken a number of steps to attempt to strengthen the financial markets and U.S. economy, including direct government investments in, and guarantees of, troubled financial institutions as well as government-sponsored programs such as the Term Asset-Backed Securities Loan Facility program (TALF) and the Public Private Investment Partnership Program (PPIP). The U.S. government continues to evaluate or implement an array of other measures and programs intended to help improve U.S. financial and market conditions. While conditions appear to have improved relative to the depths of the global financial crisis, it is not clear whether this improvement is real or will last for a significant period of time. It is not clear what impact the government's future actions to improve financial and market conditions will have on our business. To date, we have not benefited in a direct, material way from any government programs, and we may not derive any meaningful benefit from these programs in the future. Moreover, if any of our competitors are able to benefit from one or more of these initiatives, they may gain a significant competitive advantage over us.

Legislation that permits modifications to the terms of outstanding loans has negatively affected our business, financial condition and results of operations.

The U.S. government has enacted legislation that enables government agencies to modify the terms of a significant number of residential and other loans to provide relief to borrowers without the applicable investor's consent. These modifications allow for outstanding principal to be deferred, interest rates to be reduced, the term of the loan to be extended or other terms to be changed in ways that can permanently eliminate the cash flow (principal and interest) associated with a portion of the loan. These modifications are currently reducing, or in the future may reduce, the value of a number of our current or future investments, including investments in mortgage-backed securities. As a result, such loan modifications are negatively affecting our business, results of operations and financial condition. In addition, certain market participants propose reducing the amount of paperwork required by a borrower to modify a loan, which could increase the likelihood of fraudulent modifications and materially harm the U.S. mortgage market and investors that have exposure to this market. Additional legislation intended to provide relief to borrowers may be enacted and could further harm our business, results of operations and financial condition.

Risks Relating to Our Manager

We are dependent on our manager and may not find a suitable replacement if our manager terminates the management agreement.

None of our officers or other senior employees who perform services for us is an employee of Newcastle. Instead, these individuals are employees of our manager. In addition, in our senior housing business and for Local Media, we expect to rely on services provided by individuals who are employees of affiliates of our manager or companies owned by private equity funds managed by affiliates of our manager. Accordingly, we are completely reliant on our manager, which has significant discretion as to the implementation of our operating policies and strategies, to conduct our business. Furthermore, we are dependent on the services of certain key employees of our manager whose compensation is partially or entirely dependent upon the amount of incentive or management compensation earned by our manager and whose continued service is not guaranteed, and the loss of such services could adversely affect our operations. We are subject to the risk that our manager will terminate the management agreement and that we will not be able to find a suitable replacement for our manager in a timely manner, at a reasonable cost or at all. We may also be adversely affected by operational risks, including cyber security attacks that could disrupt our manager's financial, accounting and other data processing systems.

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

Our management agreement, as amended, does not limit or restrict our manager or its affiliates from engaging in any business or managing other pooled investment vehicles that make investments that meet our investment objectives. Entities managed by our manager or its affiliates— including investment funds, private investment funds, or businesses managed by our manager—have investment objectives that overlap with our investment objectives. Certain investments appropriate for us may also be appropriate for one or more of these other investment vehicles. These entities may invest in assets that meet our investment objectives, including real estate securities, real estate related and other loans, senior housing facilities and other operating real estate, and other assets. Our manager or its affiliates may have investments in and/or earn fees from such other investment vehicles that are higher than their economic interests in us and which may therefore create an incentive to allocate investments to such other investment vehicles. Our manager or its affiliates may determine, in their discretion, to make a particular investment through an investment vehicle other than us and have no obligation to offer to us the opportunity to participate in any particular investment opportunity.

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

In addition, we have engaged or may engage (subject to our investment guidelines) in material transactions with our manager or an entity managed by our manager or one of its affiliates, including, but not limited to, certain financing arrangements, purchases of debt, co-investments, acquisitions of senior housing facilities and other assets, that present an actual, potential or perceived conflict of interest. We may invest in portfolio companies of private equity funds managed by our manager (or an affiliate thereof). We currently have debt investments in such companies.

The management compensation structure that we have agreed to with our manager, as well as compensation arrangements that we may enter into with our manager in the future (in connection with new lines of business or other activities), may incentivize our manager to invest in high risk investments or to pursue separation transactions, such as the spin-off of New Residential and the proposed spin-off of New Media. In addition to its management fee, our manager is entitled to receive incentive compensation based in part upon our achievement of targeted levels of funds from operations (as defined in the management agreement). In evaluating investments and other management strategies, the opportunity to earn incentive compensation based on funds from operations or, in the case of any future incentive compensation arrangement, other financial measures on which incentive compensation may be based, may lead our manager to place undue emphasis on the maximization of such measures at the expense of other criteria, such as preservation of capital, in order to achieve higher incentive compensation, particularly in light of the fact that our manager has not received any incentive compensation since 2008. Investments with higher yield potential are generally riskier or more speculative than lower-yielding investments. Our manager is eligible to receive compensation in the form of options in connection with the completion of our common equity offerings. Therefore, our manager may be incentivized to cause us to issue additional common stock, which could be dilutive to existing stockholders. In addition to the shares available for issuance under the 2012 Newcastle Nonqualified Stock Option and Incentive Plan (the "Option Plan"), our board of directors may also determine to grant options to our manager that are not issued pursuant to the Option Plan, provided that the number of shares underlying any options granted to our manager in connection with any capital raising efforts will not exceed 10% of the shares sold in such offering and would be subject to NYSE rules. See also "Our agreements with New Residential may not reflect terms that would have resulted from arm's-length negotiations among unaffiliated third parties, and we have agreed to indemnify New Residential for certain liabilities" and "Risks Relating to the Spin-Off of New Media—Our agreements with New Media may not reflect terms that would have resulted from arm's-length negotiations among unaffiliated third parties."

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

Our manager is authorized to follow very broad investment guidelines, and our directors do not approve each investment decision made by our manager. Our investment guidelines are purposefully broad to enable our manager to make investments in a wide array of assets, including, but not limited to, any type of assets that can be held by a REIT. Our manager's investment decisions are based on a variety of factors, such as changing market conditions. Investment opportunities that present unattractive risk-return profiles relative to other available investment opportunities under particular market conditions may become relatively attractive under changed market conditions, and changes in market conditions may therefore result in changes in the investments we target. We do not have policies requiring the allocation of equity to different investment categories, although our investment guidelines do restrict investments of more than 20% of our total equity (as determined on the date of such investment) in any single asset. Consequently, our manager has great latitude in determining which investments are appropriate for us, including the latitude to build concentrations in certain positions and to invest in asset classes that may differ significantly from those in our existing portfolio. Our directors periodically review our investment guidelines and our investment portfolio. However, our directors rely primarily on information provided to them by our manager, and they do not review or pre-approve each proposed investment or the related financing arrangements. A transaction entered into by our manager that contravenes the terms of our management agreement may be difficult or impossible to unwind by the time it is reviewed by our directors. In addition, we are not required to obtain stockholder consent in order to change our investment strategy and asset portfolio, which may result in making investments that are different, riskier or less profitable than our current investments.

Our investment strategy recently underwent a meaningful change as a result of the spin-off of New Residential on May 15, 2013, which did not require stockholder consent. In connection with the spin-off, we contributed to New Residential all of our investments in Excess MSRs certain Agency ARM RMBS and non-Agency RMBS, certain residential mortgage loans, and our interest in consumer loans. We do not currently intend to make additional investments in assets such as Excess MSRs, although we are not prohibited from doing so. There can be no assurance that our investments following this spin-off will be as profitable as our portfolio prior to the spin-off. Our investment strategy and asset portfolio will continue to evolve in light of existing market conditions and investment opportunities. See "Risks Relating to Our Business—We are actively exploring new business opportunities and asset categories, which could materially affect our business, financial condition, liquidity and results of operations."

Our manager will not be liable to us for any acts or omissions performed in accordance with the management agreement, including with respect to the performance of our investments.

Pursuant to our management agreement, our manager will not assume any responsibility other than to render the services called for thereunder and will not be responsible for any action of our board of directors in following or declining to follow its advice or recommendations. Under the terms of our management agreement, our manager, its officers, partners, members, managers, directors, personnel, other agents, any person controlling or controlled by our manager and any person providing sub-advisory services to our manager will not be liable to us, any subsidiary of ours, our directors, our stockholders or any subsidiary's stockholders or partners for acts or omissions performed in accordance with and pursuant to our management agreement, except because of acts constituting bad faith, willful misconduct or gross negligence, as determined by a final non-appealable order of a court of competent jurisdiction. In addition, we have agreed to indemnify our manager, its officers, partners, members, managers, directors, personnel, other agents, any person controlling or controlled by our manager and any person providing sub-advisory services to our manager with respect to all expenses, losses, damages, liabilities, demands, charges and claims arising from acts of our manager not constituting bad faith, willful misconduct or gross negligence, pursuant to our management agreement.

Our manager's due diligence of investment opportunities or other transactions may not identify all pertinent risks, which could materially affect our business, financial condition, liquidity and results of operations.

Our manager intends to conduct due diligence with respect to each investment opportunity or other transaction it pursues. It is possible, however, that our manager's due diligence processes will not uncover all relevant facts, particularly with respect to any assets we acquire from third parties. In these cases, our manager may be given limited access to information about the investment and will rely on information provided by the target of the investment. In addition, if investment opportunities are scarce, the process for selecting bidders is competitive, or the timeframe in which we are required to complete diligence is short, our ability to conduct a due diligence investigation may be limited, and we would be required to make investment decisions based upon a less thorough diligence process than would otherwise be the case. Accordingly, investments and other transactions that initially appear to be viable may prove not to be over time due to the limitations of the due diligence process or other factors.

Risks Relating to Our Business

We are actively exploring new business opportunities and asset categories, which could entail significant risks and adversely affect our financial condition and results of operations.

Consistent with our broad investment guidelines and our investment objectives, we have acquired and/or are pursuing a variety of assets that differ from the assets in our legacy portfolio, such as senior housing facilities, Excess MSRs (which we spun-off in May 2013) and opportunistic investments in media or other operating companies. See "The loans we invest in and the loans underlying the securities we invest in are subject to delinquency, foreclosure and loss, and we may convert a debt position into an equity position in order to preserve the value of our investment, which could result in losses to us and expose us to additional risks." Although we currently believe that we will have significant investment opportunities in the future, these opportunities may not materialize. In addition, our ability to act on new investment opportunities may be constrained by the requirements of the Investment Company Act of 1940, as amended (the "1940 Act"), and federal tax law.

New investments may not be profitable (or as profitable as we expect), may increase our exposure to certain industries, may increase our exposure to interest rate, foreign currency, real estate market or credit market fluctuations, may divert managerial attention from more profitable opportunities, and may require significant financial resources. A change in our investment strategy may also increase our use of non-match-funded financing, increase the guarantee obligations we agree to incur or increase the number of transactions we enter into with affiliates. Moreover, new investments may present risks that are difficult for us to adequately assess, given our lack of familiarity with a particular asset class or other reasons. The risks related to new asset categories or the financing risks associated with such assets could adversely affect our results of operations, financial condition and liquidity, and could impair our ability to pay dividends on both our common stock and preferred stock. See "Our directors have approved very broad investment guidelines for our manager. We are not required to obtain stockholder consent to change our investment strategy or asset portfolio."

Market conditions could negatively impact our business, results of operations and financial condition.

The market in which we operate is affected by a number of factors that are largely beyond our control but can nonetheless have a potentially significant, negative impact on us. These factors include, among other things:

●	Interest rates and credit spreads;
●	The availability of credit, including the price, terms and conditions under which it can be obtained;
●	The quality, pricing and availability of suitable investments and credit losses with respect to our investments;
●	The ability to obtain accurate market-based valuations;
●	Loan values relative to the value of the underlying real estate assets;
●	Default rates on both residential and commercial mortgages and the amount of the related losses;
●	Prepayment speeds;
●	The actual and perceived state of the real estate markets, market for dividend-paying stocks and the U.S. economy and public capital markets generally;
●	Unemployment rates; and
●	The attractiveness of other types of investments relative to investments in real estate or REITs generally.

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

We believe the risks associated with our business are more severe during periods in which an economic slowdown or recession is accompanied by declining real estate values. Declining real estate values generally reduce the level of new mortgage loan originations, since borrowers often use increases in the value of their existing properties to support the purchase of, or investment in, additional properties. Borrowers may also be less able to pay principal and interest on our loans, and the loans underlying our securities, if the economy weakens. Further, declining real estate values significantly increase the likelihood that we will incur losses on our loans and securities in the event of default because the value of our collateral may be insufficient to cover our basis. Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect our net interest income from loans and securities in our portfolio, as well as our ability to originate, sell and securitize loans, which would significantly harm our revenues, results of operations, financial condition, liquidity, business prospects and our ability to make distributions to our stockholders. For more information on the impact of market conditions on our business and results of operations see the section entitled “anagement's Discussion and Analysis of Financial Condition and Results of Operations—General—Market Considerations.”

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

We had no assets in our consolidated CDOs as of September 30, 2013 under negative watch for possible downgrade by at least one of the rating agencies. One or more of the rating agencies could downgrade some or all of these assets at any time, and any such downgrade could negatively affect—and possibly materially affect—our future cash flows. As of the July 2013 remittance date for CDO VI, this CDO was not in compliance with its applicable over collateralization tests and consequently, we are not receiving residual cash flows from this CDO, other than senior management fees and cash flow distributions from senior classes of bonds we own. Based upon our current calculations, we expect CDO VI to remain out of compliance for the foreseeable future. Moreover, given current market conditions, it is possible that all of our CDOs could be out of compliance with their over collateralization tests as of one or more measurement dates within the next twelve months.

Our ability to rebalance will depend upon a variety of factors, such as the availability of suitable securities, market prices, available cash, and other factors that may be beyond our control. For example, one strategy we have employed to facilitate compliance with over collateralization tests has been to repurchase notes issued by our CDOs and subsequently cancel them in accordance with the terms of the relevant governing documentation. However, there can be no assurance that the trustee of our CDOs will not impose guidelines for such cancellations that would make it more difficult or impossible to employ this strategy in the future. While there are other permissible methods to rebalance or otherwise correct CDO test failures, such methods may be extremely difficult to employ as a result of market conditions or other factors, and we cannot assure you that we will be successful in our rebalancing efforts. If the liabilities of our CDOs are downgraded by Moody's Investors Service to certain predetermined levels, our discretion to rebalance the applicable CDO portfolios may be negatively impacted. Moreover, if we bring these coverage tests into compliance, we cannot assure you that they will not fall out of compliance in the future or that we will be able to correct any noncompliance.

Failure of the over collateralization tests can also cause a "phantom income" issue if cash that constitutes income is diverted to pay down debt instead of distributed to us. For more information regarding noncompliance with the terms of certain of our CDO financings in the near future, please see the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" and "—Debt Obligations".

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

In addition, we can be removed as manager of a CDO if certain events occur, including, among other things, the failure to satisfy specific over collateralization tests, failure to satisfy certain "key man" requirements or an event of default occurring for the failure to pay interest on certain senior classes of securities of the CDO. If we are removed as collateral manager, we would no longer receive management fees from—and no longer be able to manage the assets of—the applicable CDO, which could negatively affect our cash flows, business, results of operations and financial condition. On June 17, 2011, CDO V failed certain over collateralization tests. The consequences of failing these tests are that an event of default has occurred, and we may be removed as the collateral manager under the documentation governing CDO V. So long as the event of default continues, we will not be permitted to purchase or sell any collateral in CDO V. If we are removed as the collateral manager of CDO V, we would no longer receive the senior management fees from such CDO. As of September 30, 2013, we have not been removed as collateral manager. Based upon our current calculations, we estimate that if we are removed as the collateral manager of CDO V, the loss of senior management fees would not have a material negative impact on our cash flows, business, results of operations or financial condition. Given current market conditions, it is possible that events of default constituting manager termination events, or other manager termination events, may occur in other CDOs, and we could be removed as the collateral manager of those CDOs if such events of default occur. Moreover, our cash flows, business, results of operations and/or financial condition could be materially and negatively impacted if such events of default occur.

We have assumed the role of manager of numerous CDOs previously managed by a third party, and we may assume the role of manager of additional CDOs in the future. Each such engagement exposes us to a number of potential risks.

Changes within our industry may result in CDO collateral managers being replaced. In such instances, we may seek to be engaged as the collateral manager of CDOs currently managed by third parties. For example, in February 2011, one of our subsidiaries became the collateral manager of certain CDOs previously managed by C-BASS Investment Management LLC ("C-BASS").

While being engaged as the collateral manager of such CDOs potentially enables us to grow our business, it also entails a number of risks that could harm our reputation, results of operations and financial condition. For example, we purchased the management rights with respect to the C-BASS CDOs pursuant to a bankruptcy proceeding. As a result, we were not able to conduct extensive due diligence on the CDO assets even though many classes of securities issued by the CDOs were rated as "distressed" by the rating agencies as of the most recent rating date prior to our becoming the collateral manager of the CDOs. We may willingly or unknowingly assume actual or contingent liabilities for significant expenses, we may become subject to new laws and regulations with which we are not familiar, and we may become subject to increased risk of litigation, regulatory investigation or negative publicity. For example, we determined that it would be prudent to register the subsidiary that became the collateral manager of the C-BASS CDOs as a registered investment adviser, which has increased our regulatory compliance costs. In addition to defending against litigation and complying with regulatory requirements, being engaged as collateral manager may require us to invest other resources for various other reasons, which could detract from our ability to capitalize on future opportunities. Moreover, being engaged as collateral manager may require us to integrate complex technological, accounting and management systems, which may be difficult, expensive and time-consuming and which we may not be successful in integrating into our current systems. In addition to the risk that we face if we are successful in becoming the manager of additional CDOs, we may attempt but fail to become the collateral manager of CDOs in the future, which could harm our reputation and subject us to costly litigation. Finally, if we include the financial performance of the C-BASS CDOs or other CDOs for which we become the collateral manager in our public filings, we are subject to the risk that, particularly during the period immediately after we become the collateral manager, this information may prove to be inaccurate or incomplete. The occurrence of any of these negative integration events could negatively impact our reputation with both regulators and investors, which could, in turn, subject us to additional regulatory scrutiny and impair our relationships with the investment community. The occurrence of any of these problems could negatively affect our reputation, financial condition and results of operations.

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

We have historically financed a meaningful portion of our investments not held in CDOs with repurchase agreements, which are short-term financing arrangements, and we may enter into additional repurchase agreements in the future. Under the terms of these agreements, we sell a security to a counterparty for a specified price and concurrently agree to repurchase the same security from our counterparty at a later date for a higher specified price. During the term of the repurchase agreement—generally 30 days—the counterparty makes funds available to us and holds the security as collateral. Our counterparties can also require us to post additional margin as collateral at any time during the term of the agreement. When the term of a repurchase agreement ends, we are required to repurchase the security for the specified repurchase price, with the difference between the sale and repurchase prices serving as the equivalent of paying interest to the counterparty in return for extending financing to us. If we want to continue to finance the security with a repurchase agreement, we ask the counterparty to extend—or "roll"—the repurchase agreement for another term.

Our counterparties are not required to roll our repurchase agreements upon the expiration of their stated terms, which subjects us to a number of risks. As we have experienced recently and may experience in the future, counterparties electing to roll our repurchase agreements may charge higher spreads and impose more onerous terms upon us, including the requirement that we post additional margin as collateral. More significantly, if a repurchase agreement counterparty elects not to extend our financing, we would be required to pay the counterparty the full repurchase price on the maturity date and find an alternate source of financing. Alternate sources of financing may be more expensive, contain more onerous terms or simply may not be available. If we were unable to pay the repurchase price for any security financed with a repurchase agreement, the counterparty has the right to sell the underlying security being held as collateral and require us to compensate for any shortfall between the value of our obligation to the counterparty and the amount for which the collateral was sold (which may be a significantly discounted price). As of September 30, 2013, we had $436.9 million outstanding under repurchase agreement financings, including linked transactions. These repurchase agreement obligations are with six counterparties. If any of our counterparties elected not to roll these repurchase agreements, we may not be able to find a replacement counterparty in a timely manner.

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

In the event of a counterparty default, particularly a default by a major investment bank, we could incur material losses rapidly, and the resulting market impact of a major counterparty default could seriously harm our business, results of operations and financial condition. In the event that one of our counterparties becomes insolvent or files for bankruptcy, our ability to eventually recover any losses suffered as a result of that counterparty's default may be limited by the liquidity of the counterparty or the applicable legal regime governing the bankruptcy proceeding.

In addition, with respect to our CDOs, certain of our derivative counterparties are required to maintain certain ratings to avoid having to post collateral or transfer the derivative to another counterparty. If a counterparty was downgraded below these levels, it may not be able to satisfy its obligations under the derivative, which could have a material negative effect on the applicable CDO.

The counterparty risks that we face have increased in complexity and magnitude as a result of the insolvency of a number of major financial institutions (such as Lehman Brothers). For example, the consolidation and elimination of counterparties has increased our counterparty concentration risk We are not restricted from dealing with any particular counterparty or from concentrating any or all of our transactions with a few counterparties. We are currently party to repurchase agreements with six counterparties. If any of our counterparties elected not to roll these repurchase agreements, we may not be able to find a replacement counterparty. In addition, counterparties have generally tightened their underwriting standards and increased their margin requirements for financing, which has negatively impacted us in several ways, including, decreasing the number of counterparties willing to provide financing to us, decreasing the overall amount of leverage available to us, and increasing the costs of borrowing.

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

Residential mortgage loans, manufactured housing loans and subprime mortgage loans are secured by single-family residential property and are also subject to risks of delinquency and foreclosure, and risks of loss. The ability of a borrower to repay a loan secured by a residential property is dependent upon the income or assets of the borrower. A number of factors may impair borrowers' abilities to repay their loans, including, among other things, changes in the borrower's employment status, changes in national, regional or local economic conditions, changes in interest rates or the availability of credit on favorable terms, changes in regional or local real estate values, changes in regional or local rental rates and changes in real estate taxes.

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

Mortgage and asset-backed securities are bonds or notes backed by loans and/or other financial assets and include commercial mortgage-backed securities ("CMBS"), FNMA/FHLMC securities, and real estate related asset-backed securities ("ABS"). The ability of a borrower to repay these loans or other financial assets is dependent upon the income or assets of these borrowers. If a borrower has insufficient income or assets to repay these loans, it will default on its loan. While we intend to focus on real estate related asset-backed securities, there can be no assurance that we will not invest in other types of asset-backed securities.

Our investments in mortgage and asset-backed securities will be adversely affected by defaults under the loans underlying such securities. To the extent losses are realized on the loans underlying the securities in which we invest, we may not recover the amount invested in, or, in extreme cases, any of our investment in such securities.

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

Our investments in debt securities involve special risks. REITs generally are required to invest substantially in real estate or real estate-related assets and are subject to the inherent risks associated with real estate-related investments discussed in this report. Our investments in debt are subject to the risks described above with respect to mortgage loans and mortgage-backed securities and similar risks, including:

●	risks of delinquency and foreclosure, and risks of loss in the event thereof;
●	the dependence upon the successful operation of and net income from real property;
●	risks generally incident to interests in real property; and
●	risks that may be presented by the type and use of a particular property.

Debt securities may be unsecured and may also be subordinated to other obligations of the issuer. We may also invest in debt securities that are rated below investment grade. As a result, investments in debt securities are also subject to risks of:

●	limited liquidity in the secondary trading market;
●	substantial market price volatility resulting from changes in prevailing interest rates or credit spreads;
●	subordination to the prior claims of senior lenders to the issuer;
●	the possibility that earnings of the debt security issuer may be insufficient to meet its debt service; and
●	the declining creditworthiness and potential for insolvency of the issuer of such debt securities.

These risks may adversely affect the value of outstanding debt securities and the ability of the issuers thereof to repay principal and interest.

We are subject to significant competition, and we may not compete successfully.

We are subject to significant competition in seeking investments. We compete with other companies, including other REITs, insurance companies and other investors, including funds and companies affiliated with our manager. Our management agreement, as amended, does not limit or restrict our manager or its affiliates from engaging in any business or managing other pooled investment vehicles that make investments that meet our investment objectives. See "There are conflicts of interest in our relationship with our manager."

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

Our manager or its affiliates have and may in the future raise, acquire or manage investment vehicles that are entitled to a priority or exclusive right to invest in certain types of assets. If such an investment vehicle exists, that vehicle's exclusivity would prevent us from investing in the assets over which the investment vehicle has exclusivity because we do not have the exclusive right to invest in any particular type of asset. This dynamic may reduce the type of assets in which we are able to invest.

Our returns will be adversely affected when investments held in CDOs are prepaid or sold subsequent to the reinvestment period.

Real estate securities and loans are subject to prepayment risk. In addition, we may sell, and realize gains (or losses) on, investments. To the extent such assets were held in CDOs subsequent to the end of the reinvestment period, the proceeds are fully utilized to pay down the related CDO's debt. This causes the leverage on the CDO to decrease, thereby lowering our returns on equity.

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

Our investments in REIT securities are also subject to the risks described above with respect to mortgage loans and mortgage-backed securities and similar risks, including (i) risks of delinquency and foreclosure, and risks of loss in the event thereof, (ii) the dependence upon the successful operation of and net income from real property, (iii) risks generally incident to interests in real property, and (iv) risks that may be presented by the type and use of a particular commercial property.

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

We invest in real estate related and other loans and other direct and indirect interests in pools of real estate properties or loans such as mezzanine loans and "B Note" mortgage loans. We invest in mezzanine loans that take the form of subordinated loans secured by second mortgages on the underlying real property or other business assets or revenue streams or loans secured by a pledge of the ownership interests of the entity owning real property or other business assets or revenue streams (or the ownership interest of the parent of such entity). These types of investments involve a higher degree of risk than long-term senior lending secured by business assets or income producing real property because the investment may become unsecured as a result of foreclosure by a senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to repay our mezzanine loan. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt is repaid in full. As a result, we may not recover some or all of our investment. In addition, mezzanine loans may have higher loan to value ratios than conventional mortgage loans, resulting in less equity in the property and increasing the risk of loss of principal.

We also invest in B Notes—mortgage loans that while secured by a first mortgage on a single large commercial property or group of related properties are subordinated to an "A Note" secured by the same first mortgage on the same collateral. As a result, if an issuer defaults, there may not be sufficient funds remaining for B Note holders. B Notes reflect similar credit risks to comparably rated commercial mortgage-backed securities. In addition, we invest, directly or indirectly, in pools of real estate properties or loans. Since each transaction is privately negotiated, these investments can vary in their structural characteristics and risks. For example, the rights of holders of B Notes to control the process following a borrower default may vary from transaction to transaction, while investments in pools of real estate properties or loans may be subject to varying contractual arrangements with third party co-investors in such pools. Further, B Notes typically are secured by a single property, and so reflect the risks associated with significant concentration. These investments also are less liquid than commercial mortgage-backed securities.

Investment in non-investment grade loans may involve increased risk of loss.

We have acquired and may continue to acquire in the future certain loans that do not conform to conventional loan criteria applied by traditional lenders and are not rated or are rated as non-investment grade (for example, for investments rated by Moody's Investors Service, ratings lower than Baa3, and for Standard & Poor's, BBB- or below). The non-investment grade ratings for these loans typically result from the overall leverage of the loans, the lack of a strong operating history for the properties or businesses underlying the loans, the borrowers' credit history, the properties' underlying cash flow or other factors. As a result, these loans have a higher risk of default and loss than conventional loans. Any loss we incur may reduce distributions to our stockholders. There are no limits on the percentage of unrated or non-investment grade assets we may hold in our portfolio.

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

Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Our primary interest rate exposures relate to our real estate securities, loans, floating rate debt obligations and interest rate swaps. Changes in interest rates, including changes in expected interest rates or "yield curves," affect our business in a number of ways. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on our interest-earning assets and the interest expense incurred in connection with our interest-bearing liabilities and hedges. Changes in the level of interest rates also can affect, among other things, our ability to acquire real estate securities and loans at attractive prices, the value of our real estate securities, loans and derivatives and our ability to realize gains from the sale of such assets. In the past, we have utilized hedging transactions to protect our positions from interest rate fluctuations, but as a result of current market conditions we face significant obstacles to entering into new hedging transactions. As a result, we may not be able to protect new investments from interest rate fluctuations to the same degree as in the past, which could adversely affect our financial condition and results of operations.

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

We have invested in RMBS backed by collateral pools of subprime residential mortgage loans. "Subprime" mortgage loans refer to mortgage loans that have been originated using underwriting standards that are less restrictive than the underwriting requirements used as standards for other first and junior lien mortgage loan purchase programs, such as the programs of FNMA and FHLMC. These lower standards include mortgage loans made to borrowers having imperfect or impaired credit histories (including outstanding judgments or prior bankruptcies), mortgage loans where the amount of the loan at origination is 80% or more of the value of the mortgage property, mortgage loans made to borrowers with low credit scores, mortgage loans made to borrowers who have other debt that represents a large portion of their income and mortgage loans made to borrowers whose income is not required to be disclosed or verified. Due to economic conditions, including increased interest rates and lower home prices, as well as aggressive lending practices, subprime mortgage loans have in recent periods experienced increased rates of delinquency, foreclosure, bankruptcy and loss, and they are likely to continue to experience delinquency, foreclosure, bankruptcy and loss rates that are higher, and that may be substantially higher, than those experienced by mortgage loans underwritten in a more traditional manner. Thus, because of the higher delinquency rates and losses associated with subprime mortgage loans, the performance of RMBS backed by subprime mortgage loans in which we have invested could be correspondingly adversely affected, which could adversely impact our results of operations, financial condition and business.

The value of our RMBS may be adversely affected by deficiencies in servicing and foreclosure practices, as well as related delays in the foreclosure process.

Allegations of deficiencies in servicing and foreclosure practices among several large sellers and servicers of residential mortgage loans that surfaced in 2010 raised various concerns relating to such practices, including the improper execution of the documents used in foreclosure proceedings (so-called "robo signing"), inadequate documentation of transfers and registrations of mortgages and assignments of loans, improper modifications of loans, violations of representations and warranties at the date of securitization and failure to enforce put-backs.

As a result of alleged deficiencies in foreclosure practices, a number of servicers temporarily suspended foreclosure proceedings beginning in the second half of 2010 while they evaluated their foreclosure practices. In late 2010, a group of state attorneys general and state bank and mortgage regulators representing nearly all 50 states and the District of Columbia, along with the U.S. Department of Justice and the Department of Housing and Urban Development, began an investigation into foreclosure practices of banks and servicers. The investigations and lawsuits by several state attorneys general led to a settlement agreement in early February 2012 with five of the nation's largest banks, pursuant to which the banks agreed to pay more than $25 billion to settle claims relating to improper foreclosure practices. The settlement does not prohibit the states, the federal government, individuals or investors in RMBS from pursuing additional actions against the banks and servicers in the future.

The integrity of the servicing and foreclosure processes are critical to the value of the mortgage loan portfolios underlying our RMBS, and our financial results could be adversely affected by deficiencies in the conduct of those processes. For example, delays in the foreclosure process that have resulted from investigations into improper servicing practices may adversely affect the values of, and our losses on, our non-Agency RMBS. Foreclosure delays may also increase the administrative expenses of the securitization trusts for the non-Agency RMBS, thereby reducing the amount of funds available for distribution to investors. In addition, the subordinate classes of securities issued by the securitization trusts may continue to receive interest payments while the defaulted loans remain in the trusts, rather than absorbing the default losses. This may reduce the amount of credit support available for the senior classes we own, thus possibly adversely affecting these securities. Additionally, a substantial portion of the $25 billion settlement is intended to be a "credit" to the banks and servicers for principal write-downs or reductions they may make to certain mortgages underlying RMBS. There remains considerable uncertainty as to how these principal reductions will work and what effect they will have on the value of related RMBS; as a result, there can be no assurance that any such principal reductions will not adversely affect the value of certain of our RMBS.

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

We invest in senior housing facilities, which are subject to various risks that could have a negative impact on our financial results.

Subject to maintaining our qualification as a REIT, we intend to continue to purchase senior housing facilities. In connection with any such investment, we expect that we would engage an affiliate of our manager to manage the operations of these facilities, as we have previously done, for which we would pay a management fee. The income from any senior housing facilities would be dependent on the ability of the managers of such facilities to successfully manage these properties. The managers would compete with other companies on a number of different levels, including: the quality of care provided, reputation, the physical appearance of a facility, price and range of services offered, alternatives for healthcare delivery, the supply of competing properties, physicians, staff, referral sources, location, the size and demographics of the population in surrounding areas, and the financial condition of tenants and managers. A manager's inability to successfully compete with other companies on one or more of the foregoing levels could adversely affect the senior housing facility and materially reduce the income we would receive from an investment in such facility.

As a public company, we are required to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. Internal control over financial reporting is complex and may be revised over time to adapt to changes in our business or applicable accounting rules. For example, as a result of new investments, including any investments in senior housing facilities, we may be required to consolidate additional entities, and, therefore, to document and test effective internal controls over the financial reporting of these entities in accordance with Section 404, which we may not be able to do. Even if we are able to do so, there could be significant costs and delays, particularly if these entities were not subject to Section 404 prior to being acquired by us. Under certain circumstances, the SEC permits newly acquired businesses to be excluded for a limited period of time from management's annual assessment of the effectiveness of internal control. We temporarily excluded the senior housing assets acquired in 2012 from management's annual assessment of the effectiveness of internal control in 2012 pursuant to a one-year deferral permissible under PCAOB and SEC guidelines and may avail ourselves of this flexibility with respect to any newly acquired business. If we are not able to maintain or document effective internal control over financial reporting, our independent registered public accounting firm would not be able to certify as to the effectiveness of our internal control over financial reporting as of the required dates, which could subject us to adverse regulatory consequences, including sanctions or investigations by the SEC, or violations of applicable stock exchange listing rules. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements, which could lead to a decline in our share price, impair our ability to raise capital and other adverse consequences.

In addition, private, federal and state payment programs as well as the effect of laws and regulations may also have a significant impact on the profitability of such facilities. The failure of a manager to comply with any of these laws could result in the loss of accreditation, denial of reimbursement, imposition of fines, suspension or decertification from federal and state healthcare programs, loss of license or closure of the facility. These events, among others, could result in the loss of part or all of any investment we make in a senior housing facility.

Furthermore, the ability to successfully manage a senior housing facility depends on occupancy levels. Any senior housing facility in which we invest may have relatively flat or declining occupancy levels due to falling home prices, declining incomes, stagnant home sales and other economic factors. In addition, the senior housing segment may continue to experience a decline in occupancy due to the weak economy and the associated decision of certain residents to vacate a facility and instead be cared for at home. A material decline in occupancy levels and revenues may make it more difficult for the manager of any senior housing facility in which we invest to successfully generate income for us. Alternatively, to avoid a decline in occupancy, a manager may reduce the rates charged, which would also reduce our revenues and therefore negatively impact the ability to generate income.

Our ability to acquire senior housing facilities will be subject to the applicable REIT qualification tests, and we may have to hold these interests through taxable REIT subsidiaries, which may negatively impact our returns from these assets.

We are not permitted to operate our properties and we are dependent on the property managers of our properties and may be dependent on tenants in the future.

Because federal income tax laws generally restrict REITs and their pass-through subsidiaries from operating healthcare properties, we do not manage our senior housing facilities. Instead, we lease our facilities to our subsidiaries that qualify as taxable REIT subsidiaries ("TRS") under applicable REIT tax laws and may in the future lease our facilities to operating companies. We have retained property managers, some of which are affiliates of our manager, to manage communities that are leased to our TRSs. Our income from our properties may be adversely affected if our property managers or any future tenants fail to provide quality services and amenities to residents or if they fail to maintain quality service. While we monitor our property managers' performance and will monitor our future tenants' performance, we have limited recourse under our management agreements, and expect to have limited recourse under our leases, if we believe that the property managers or future tenants are not performing adequately. Failure by our property managers or future tenants to fully perform the duties agreed to in our property management agreements or future leases could adversely affect our results of operations. In addition, our property managers and future tenants may manage, own or invest in, properties that compete with our properties, which may result in conflicts of interest. As a result, our property managers and future tenants may make decisions regarding competing properties that are not or would not be in our best interests.

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

Increases in labor costs at our senior housing facilities may have a material adverse effect on us.

Wages and employee benefits represent a significant part of our senior housing operating expenses, incurred by facilities leased to our TRSs. Our property managers compete with other operators of senior housing facilities to attract and retain qualified personnel responsible for the day to day operations of each of these facilities. The market for qualified nurses and healthcare professionals is highly competitive. Periodic and geographic area shortages of nurses or other trained personnel may require our property managers to increase the wages and benefits offered to its employees in order to attract and retain these personnel or to hire more expensive temporary personnel. Also, our property managers may have to compete with numerous other employers for lesser skilled workers. As we acquire additional facilities, our property managers may be required to pay increased compensation or offer other incentives to retain key personnel and other employees. Employee benefits costs, including employee health insurance and workers' compensation insurance costs, have materially increased in recent years. Increasing employee health and workers' compensation insurance costs may materially and negatively affect our earnings at our senior housing facilities. We cannot assure that labor costs at our senior housing facilities will not increase or that any increase will be matched by corresponding increases in rates charged to residents. Any significant failure by our property managers to control labor costs or to pass on any such increased labor costs to residents through rate increases could have a material adverse effect on our business, financial condition and results of operations.

Termination of assisted living resident agreements and resident attrition could adversely affect our revenues and earnings at our senior housing facilities.

State regulations governing assisted living facilities typically require a written resident agreement with each resident. Most of these regulations also require that each resident have the right to terminate these assisted living resident agreements for any reason on reasonable notice. Consistent with these regulations, most resident agreements at our senior housing facilities allow residents to terminate their agreements on 30 days' notice. Thus, our property managers may be unable to contract with assisted living residents to stay for longer periods of time, unlike typical apartment leasing arrangements that involve lease agreements with terms of up to a year or longer. If a large number of residents elected to terminate their resident agreements at or around the same time, our revenues and earnings from our assisted living facilities could be materially and adversely affected. In addition, the advanced ages of the residents at our senior housing facilities makes the resident turnover rate at these facilities difficult to predict.

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

The failure of our property managers and future tenants to comply with laws relating to the operation of our property managers' and future tenants' facilities may have a material adverse effect on the ability of our future tenants to pay us rent, the profitability of our managed facilities and the values of our properties.

We and our property managers and our future tenants are subject to or impacted by extensive, frequently changing federal, state and local laws and regulations. Some of these laws and regulations include: state and local licensure laws; laws protecting consumers against deceptive practices; laws relating to the operation of our properties and how our property managers and future tenants conduct their operations, such as fire, health and safety laws and privacy laws; federal and state laws affecting communities that participate in Medicaid; the Americans with Disabilities Act and similar state and local laws; and safety and health standards set by the Occupational Safety and Health Administration. We and our property managers and future tenants expend significant resources to maintain compliance with these laws and regulations, and responding to any allegations of noncompliance also results in the expenditure of significant resources. If we or our property managers or future tenants fail to comply with any applicable legal requirements, or are unable to cure deficiencies, certain sanctions may be imposed and, if imposed, may adversely affect our future tenants' ability to pay their rent, the profitability of affected facilities managed by our property managers and the values of our properties. Further, changes in the regulatory framework could have a material adverse effect on the ability of our future tenants to pay us rent (and any such nonpayment could potentially affect our ability to meet future monetary obligations under our financing arrangements), the profitability of our facilities managed by our property managers and the values of our properties.

We and our property managers and our future tenants are required to comply with federal and state laws governing the privacy, security, use and disclosure of individually identifiable information, including financial information and protected health information. Under the federal Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), we and our property managers and future tenants are required to comply with the HIPAA privacy rule, security standards, and standards for electronic healthcare transactions. State laws also govern the privacy of individual health information, and these laws are, in some jurisdictions, more stringent than HIPAA. Other federal and state laws govern the privacy of individually identifiable information. If we or our property managers or future tenants fail to comply with applicable federal or state standards, we or they could be subject to civil sanctions and criminal penalties, which could materially and adversely affect our business, financial condition and results of operations.

Our properties and their operations are subject to extensive regulations.

Various governmental authorities mandate certain physical characteristics of senior housing facilities. Changes in laws and regulations relating to these matters may require significant expenditures. Our property management agreements generally require our managers to maintain our properties in compliance with applicable laws and regulations, and we expend resources to monitor their compliance. We anticipate that any leases we sign in the future will also require our future tenants to maintain our properties in compliance with applicable laws and regulations. However, our property managers and future tenants may neglect maintenance of our properties if they suffer financial distress. We may agree to fund capital expenditures in return for rent increases. Our available financial resources or those of our property managers and future tenants may be insufficient to fund the expenditures required to operate our properties in accordance with applicable laws and regulations. If we fund these expenditures, our future tenants' financial resources may be insufficient to satisfy their increased rental payments to us.

Licensing and Medicaid laws also require our property managers and future tenants to comply with extensive standards governing their operations. In addition, certain laws prohibit fraud by senior housing operators and other healthcare communities, including civil and criminal laws that prohibit false claims in, Medicaid and other programs and that regulate patient referrals. In recent years, the federal and state governments have devoted increasing resources to monitoring the quality of care at senior housing communities and to anti-fraud investigations in healthcare operations generally. When violations of applicable laws are identified, federal or state authorities may impose civil monetary damages, treble damages, repayment requirements and criminal sanctions. Healthcare communities may also be subject to license revocation or conditional licensure and exclusion from Medicaid participation or conditional participation. When quality of care deficiencies or improper billing are identified, various laws may authorize civil money penalties or fines; the suspension, modification, or revocation of a license or Medicaid participation; the suspension or denial of admissions of residents; the denial of payments in full or in part; the implementation of state oversight, temporary management or receivership; and the imposition of criminal penalties. We, our property managers and our future tenants may receive notices of potential sanctions from time to time, and governmental authorities may impose such sanctions from time to time on our facilities. If our property managers and future tenants are unable to cure deficiencies which have been identified or which are identified in the future, these sanctions may be imposed, and if imposed, may adversely affect our future tenants' ability to pay rents to us (and any such nonpayment could potentially affect our ability to meet future monetary obligations under our financing arrangements), and our ability to identify substitute property managers or tenants. Federal and state requirements for change in control of healthcare communities, including, as applicable, approvals of the proposed operator for licensure, certificate of need and Medicaid participation, may also limit or delay our ability to find substitute tenants or property managers. If any of our property managers or future tenants becomes unable to operate our properties, or if any of our future tenants becomes unable to pay its rent because it has violated government regulations or payment laws, we may experience difficulty in finding a substitute tenant or property manager or selling the affected property for a fair and commercially reasonable price, and the value of an affected property may decline materially.

Our acquisitions of senior housing facilities may not be successful.

We intend to acquire additional senior housing facilities. We cannot assure that we will be able to consummate attractive acquisition opportunities or that acquisitions we make will be successful. We might encounter unanticipated difficulties and expenditures relating to any acquired properties. Newly acquired properties might require significant management attention that would otherwise be devoted to our ongoing business. We might never realize the anticipated benefits of our acquisitions. Notwithstanding pre-acquisition due diligence, we do not believe that it is possible to fully understand a property before it is owned and operated for an extended period of time. For example, we could acquire a property that contains undisclosed defects in design or construction. In addition, after our acquisition of a property, the market in which the acquired property is located may experience unexpected changes that adversely affect the property's value. The occupancy of properties that we acquire may decline during our ownership, and rents or returns that are in effect or expected at the time a property is acquired may decline thereafter. Also, our property operating costs for acquisitions may be higher than we anticipate and acquisitions of properties may not yield the returns we expect and, if financed using debt or new equity issuances, may result in stockholder dilution. For these reasons, among others, our business plan to acquire additional properties may not succeed or may cause us to experience losses.

Our investments in debt securities and loans are subject to changes in credit spreads, which could adversely affect our ability to realize gains on the sale of such investments.

Debt securities and loans are subject to changes in credit spreads. Credit spreads measure the yield demanded on securities and loans by the market based on their credit relative to a specific benchmark.

Fixed rate securities and loans are valued based on a market credit spread over the rate payable on fixed rate U.S. Treasuries of like maturity. Floating rate securities and loans are valued based on a market credit spread over LIBOR and are affected similarly by changes in LIBOR spreads. Excessive supply of these securities combined with reduced demand will generally cause the market to require a higher yield on these securities and loans, resulting in the use of a higher, or "wider," spread over the benchmark rate to value such securities. Under such conditions, the value of our debt securities and loan portfolios would tend to decline. Conversely, if the spread used to value such securities were to decrease, or "tighten," the value of our debt securities portfolio would tend to increase. Such changes in the market value of our debt securities and loan portfolios may affect our net equity, net income or cash flow directly through their impact on unrealized gains or losses on available-for-sale securities, and therefore our ability to realize gains on such securities, or indirectly through their impact on our ability to borrow and access capital. During 2008 through the first quarter of 2009, credit spreads widened substantially. This widening of credit spreads caused the net unrealized gains on our securities, loans and derivatives, recorded in accumulated other comprehensive income or retained earnings, and therefore our book value per share, to decrease and resulted in net losses.

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

The REIT provisions of the Internal Revenue Code of 1986, as amended (the "Code"), limit our ability to hedge. In managing our hedge instruments, we consider the effect of the expected hedging income on the REIT qualification tests that limit the amount of gross income that a REIT may receive from hedging. We need to carefully monitor, and may have to limit, our hedging strategy to assure that we do not realize hedging income, or hold hedges having a value, in excess of the amounts that would cause us to fail the REIT gross income and asset tests. In addition, our ability to hedge is limited by certain undertakings that we made to the U.S. Commodity Futures Trading Commission in order to avail ourselves of no-action relief from the requirement to register as a commodity pool operator.

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

Our agreements with New Residential may not reflect terms that would have resulted from arm's-length negotiations among unaffiliated third parties, and we have agreed to indemnify New Residential for certain liabilities.

We completed a spin-off of New Residential in May 2013. The terms of the agreements related to the spin-off of New Residential, including a Separation and Distribution Agreement dated April 26, 2013 (the "Separation and Distribution Agreement") between us and New Residential and a management agreement between our manager and New Residential, were not negotiated among unaffiliated third parties. Such terms were proposed by our officers and other employees of our manager and approved by our board of directors. As a result, these terms may be less favorable to us than the terms that would have resulted from arm's-length negotiations among unaffiliated third parties.

In the Separation and Distribution Agreement, we have agreed to indemnify New Residential and its affiliates and representatives against losses arising from: (a) any liability related to our junior subordinated notes due 2035; (b) any other liability that has not been defined as a liability of New Residential; (c) any failure by us and our subsidiaries (other than New Residential and its subsidiaries) (collectively, the "Newcastle Group") to pay, perform or otherwise promptly discharge any liability listed under (a) and (b) above in accordance with their respective terms, whether prior to, at or after the time of effectiveness of the Separation and Distribution Agreement; (d) any breach by any member of the Newcastle Group of any provision of the Separation and Distribution Agreement and any agreements ancillary thereto (if any), subject to any limitations of liability provisions and other provisions applicable to any such breach set forth therein; and (e) any untrue statement or alleged untrue statement of a material fact or omission or alleged omission to state a material fact required to be stated therein or necessary to make the statements therein not misleading, with respect to all information contained in the information statement or the registration statement of which the information statement is a part that relates solely to any assets owned, directly or indirectly by us, other than New Residential's initial portfolio of assets. Any indemnification payments that we may be required to make could have a significantly negative effect on our liquidity and results of operations.

Risk Related to New Media

The risks factors set forth in this section describe risks that New Media will face following the completion of the restructuring of GateHouse, as a result of which the reorganized GateHouse will be contributed to New Media. There can be no assurance that the restructuring will be completed.

New Media depends to a great extent on the economies and the demographics of the local communities that it serves, and it is also susceptible to general economic downturns, which have had, and could continue to have, a material and adverse impact on its advertising and circulation revenues and on its profitability.

New Media's advertising revenues and, to a lesser extent, circulation revenues, depend upon a variety of factors specific to the communities that its publications serve. These factors include, among others, the size and demographic characteristics of the local population, local economic conditions in general and the economic condition of the retail segments of the communities that its publications serve. If the local economy, population or prevailing retail environment of a community it serves experiences a downturn, our publications, revenues and profitability in that market could be adversely affected. New Media's advertising revenues are also susceptible to negative trends in the general economy, like the economic downturn recently experienced, that affect consumer spending. The advertisers in its newspapers and other publications and related websites are primarily retail businesses that can be significantly affected by regional or national economic downturns and other developments. Continuing or deepening softness in the U.S. economy could also significantly affect key advertising revenue categories, such as help wanted, real estate and automotive.

Uncertainty and adverse changes in the general economic conditions of markets in which New Media participates may negatively affect its business.

Current and future conditions in the economy have an inherent degree of uncertainty. As a result, it is difficult to estimate the level of growth or contraction for the economy as a whole. It is even more difficult to estimate growth or contraction in various parts, sectors and regions of the economy, including the markets in which New Media participates. Adverse changes may occur as a result of weak global economic conditions, rising oil prices, wavering consumer confidence, unemployment, declines in stock markets, contraction of credit availability, declines in real estate values, or other factors affecting economic conditions in general. These changes may negatively affect the sales of New Media's products, increase exposure to losses from bad debts, increase the cost and decrease the availability of financing, or increase costs associated with publishing and distributing its publications.

New Media's indebtedness and any future indebtedness may limit its financial and operating activities and its ability to incur additional debt to fund future needs or dividends.

Pursuant to the restructuring, GateHouse may enter into a new debt facility on the effective date of the plan. Additionally, in connection with the Local Media acquisition, Local Media’s parent company entered into a credit facility. This indebtedness and any future indebtedness New Media incurs could:

●	require New Media to dedicate a portion of cash flow from operations to the payment of principal and interest on indebtedness, including indebtedness it may incur in the future, thereby reducing the funds available for other purposes, including dividends or other distributions;
●	subject New Media to increased sensitivity to increases in prevailing interest rates;
●	place New Media at a competitive disadvantage to competitors with relatively less debt in economic downturns, adverse industry conditions or catastrophic external events; or
●	reduce New Media's flexibility in planning for or responding to changing business, industry and economic conditions.

In addition, New Media's indebtedness could limit its ability to obtain additional financing on acceptable terms or at all to fund future acquisitions, working capital, capital expenditures, debt service requirements, general corporate and other purposes, which would have a material effect on its business and financial condition. New Media's liquidity needs could vary significantly and may be affected by general economic conditions, industry trends, performance and many other factors not within its control.

New Media may not generate a sufficient amount of cash or generate sufficient funds from operations to fund its operations, pay dividends or repay its indebtedness.

New Media's ability to make payments on its indebtedness as required depends on its ability to generate cash flow from operations in the future. This ability, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control.

If New Media does not generate sufficient cash flow from operations to satisfy its debt obligations, including interest payments and the payment of principal at maturity, New Media may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments or seeking to raise additional capital. New Media cannot provide assurance that any refinancing would be possible, that any assets could be sold, or, if sold, of the timeliness and amount of proceeds realized from those sales, that additional financing could be obtained on acceptable terms, if at all, or that additional financing would be permitted under the terms of our various debt instruments then in effect. Furthermore, New Media's ability to refinance would depend upon the condition of the finance and credit markets. New Media's inability to generate sufficient cash flow to satisfy its debt obligations, or to refinance our obligations on commercially reasonable terms or on a timely basis, would materially affect our business, financial condition or results of operations.

The collectability of accounts receivable under adverse economic conditions could deteriorate to a greater extent than provided for in New Media's financial statements and in its projections of future results.

Adverse economic conditions in the United States have increased New Media's exposure to losses resulting from financial distress, insolvency and the potential bankruptcy of its advertising customers. New Media's accounts receivable are stated at net estimated realizable value and New Media's allowance for doubtful accounts has been determined based on several factors, including receivable agings, significant individual credit risk accounts and historical experience. If such collectability estimates prove inaccurate, adjustments to future operating results could occur.

If there is a significant increase in the price of newsprint or a reduction in the availability of newsprint, New Media's results of operations and financial condition may suffer.

The basic raw material for New Media's publications is newsprint. New Media generally maintains only a 45 to 55-day inventory of newsprint, although its participation in a newsprint-buying consortium has helped ensure adequate supply. An inability to obtain an adequate supply of newsprint at a favorable price or at all in the future could have a material adverse effect on New Media's ability to produce its publications. Historically, the price of newsprint has been volatile, reaching a high of approximately $823 per metric ton in 2008 and experiencing a low of almost $410 per metric ton in 2002. The average price of newsprint for 2012 was approximately $667 per metric ton. Recent and future consolidation of major newsprint suppliers may adversely affect price competition among suppliers. Significant increases in newsprint costs for properties and periods not covered by our newsprint vendor agreement could have a material adverse effect on New Media's financial condition and results of operations.

New Media competes with a large number of companies in the local media industry; if New Media is unable to compete effectively, its advertising and circulation revenues may decline.

New Media's business is concentrated in newspapers and other print publications located primarily in small and midsize markets in the United States. Its revenues primarily consist of advertising and paid circulation. Competition for advertising revenues and paid circulation comes from direct mail, directories, radio, television, outdoor advertising, other newspaper publications, the internet and other media. For example, as the use of the internet and mobile devices has increased, New Media has lost some classified advertising and subscribers to online advertising businesses and its free internet sites that contain abbreviated versions of its publications. Competition for advertising revenues is based largely upon advertiser results, advertising rates, readership, demographics and circulation levels. Competition for circulation is based largely upon the content of the publication and its price and editorial quality. New Media's local and regional competitors vary from market to market and many of its competitors for advertising revenues are larger and have greater financial and distribution resources than it does. New Media may incur increased costs competing for advertising expenditures and paid circulation. It may also experience a decline of circulation or print advertising revenue due to alternative media, such as the internet. If it is not able to compete effectively for advertising expenditures and paid circulation, its revenues may decline.

New Media is undertaking a strategic re-alignment of its business that could have a material adverse financial impact if unsuccessful.

New Media is undertaking a strategic re-alignment of its business. Among other things, it is implementing the standardization and centralization of systems and process, the outsourcing of certain financial processes and the use of new software for its circulation, advertising and editorial systems. As a result of ongoing strategic evaluation and analysis, it has made and will continue to make changes that, if unsuccessful, could have a material adverse financial impact.

New Media has invested in growing its digital business, but such investments may not be successful, which could adversely affect its results of operations.

New Media continues to evaluate its business and how it intends to grow its digital business. Internal resources and effort are put towards this business and key partnerships have been entered into to assist with New Media's digital business. New Media continues to believe that its digital businesses offer opportunities for revenue growth to support and, in some cases, offset the revenue trends it has seen in its print business. There can be no assurances that the partnerships New Media has entered into or the internal strategy being employed will result in generating or increasing digital revenues in amounts necessary to stabilize or offset trends in print revenues. In addition, New Media has a limited history of operations in this area and there can be no assurances that past performance will be indicative of future performance or future trends. If New Media's digital strategy is not as successful as it anticipates, its financial condition, results of operations and ability to pay dividends could be adversely affected.

If New Media is unable to retain and grow its digital audience and advertiser base, its digital businesses will be adversely affected.

Given the ever-growing and rapidly changing number of digital media options available on the internet, New Media may not be able to increase its online traffic sufficiently and retain or grow a base of frequent visitors to its websites and applications on mobile devices.

Accordingly, New Media may not be able to create sufficient advertiser interest in its digital businesses and to maintain or increase the advertising rates of the inventory on its websites.

In addition, the ever-growing and rapidly changing number of digital media options available on the internet may lead to technologies and alternatives that New Media is not able to offer or about which it is not able to advise. Such circumstances could directly and adversely affect the availability, applicability, marketability and profitability of the suite of New Media's services and the private ad exchange it offers as a significant part of its digital business.

Technological developments and any changes New Media makes to its business model may require significant capital investments. Such investments may be restricted by its current or future credit facilities.

New Media's business is subject to seasonal and other fluctuations, which affects its revenues and operating results.

New Media's business is subject to seasonal fluctuations that it expects to continue to be reflected in its operating results in future periods. Its first fiscal quarter of the year tends to be its weakest quarter because advertising volume is at its lowest levels following the December holiday season. Correspondingly, New Media's second and fourth fiscal quarters tend to be its strongest because they include heavy holiday and seasonal advertising. Other factors that affect New Media's quarterly revenues and operating results may be beyond its control, including changes in the pricing policies of its competitors, the hiring and retention of key personnel, wage and cost pressures, distribution costs, changes in newsprint prices and general economic factors.

New Media could be adversely affected by continued declining circulation.

Overall daily newspaper circulation, including national and urban newspapers, has declined in recent years. There can be no assurance that New Media's circulation will not continue to decline in the future. New Media has been able to maintain its annual circulation revenue from existing operations in recent years through, among other things, increases in its per copy prices. However, there can be no assurance that New Media will be able to continue to increase prices to offset any declines in circulation. Further declines in circulation could impair New Media's ability to maintain or increase its advertising prices, cause purchasers of advertising in its publications to reduce or discontinue those purchases and discourage potential new advertising customers, all of which could have a material adverse effect on its business, financial condition, results of operations, cash flows and ability to pay a dividend.

The increasing popularity of digital media could also adversely affect circulation of New Media's newspapers, which may decrease circulation revenue and cause more marked declines in print advertising. If New Media is not successful in offsetting such declines in revenues from its print products, its business, financial condition and prospects will be adversely affected.

New Media’s predecessor has a history of losses and may not be able to achieve or maintain profitable operations in the future.

New Media’s predecessor experienced losses from continuing operations of approximately $27.5 million, $21.0 million and $25.5 million in 2012, 2011 and 2010, respectively. Its results of operations in the future will depend on many factors, including its ability to execute its business strategy and realize efficiencies through its clustering strategy. New Media's failure to achieve profitability in the future could adversely affect the trading price of its common stock and its ability to pay dividends and raise additional capital for growth.

The value of New Media's intangible assets may become impaired, depending upon future operating results.

As part of an annual impairment assessment, the fair values of New Media's reporting units for goodwill impairment testing and newspaper mastheads will be estimated using the expected present value of future cash flows, recent industry transaction multiples and using estimates, judgments and assumptions that its management believed were appropriate in the circumstances. The estimates and judgments used in the assessment will include multiples for revenue and earnings before interest, taxes, depreciation and amortization, the weighted average cost of capital and the terminal growth rate. In light of recent market conditions, New Media’s predecessor determined that recent transactions provided the best estimate of the fair value of its reporting units and no impairment indicators were identified. Additionally, the estimated fair value exceeded carrying value for all mastheads.

The newspaper industry and New Media’s predecessor have experienced declining same store revenue and profitability over the past several years. Should general economic, market or business conditions decline, and have a negative impact on estimates of future cash flow and market transaction multiples, New Media may be required to record additional impairment charges in the future.

New Media is subject to environmental and employee safety and health laws and regulations that could cause it to incur significant compliance expenditures and liabilities.

New Media's operations are subject to federal, state and local laws and regulations pertaining to the environment, storage tanks and the management and disposal of wastes at its facilities. Under various environmental laws, a current or previous owner or operator of real property may be liable for contamination resulting from the release or threatened release of hazardous or toxic substances or petroleum at that property. Such laws often impose liability on the owner or operator without regard to fault and the costs of any required investigation or cleanup can be substantial. Although in connection with certain of New Media's acquisitions it has rights to indemnification for certain environmental liabilities, these rights may not be sufficient to reimburse it for all losses that it might incur if a property acquired by it has environmental contamination.

New Media's operations are also subject to various employee safety and health laws and regulations, including those pertaining to occupational injury and illness, employee exposure to hazardous materials and employee complaints. Environmental and employee safety and health laws tend to be complex, comprehensive and frequently changing. As a result, New Media may be involved from time to time in administrative and judicial proceedings and investigations related to environmental and employee safety and health issues. These proceedings and investigations could result in substantial costs to New Media, divert its management's attention and adversely affect New Media's ability to sell, lease or develop its real property. Furthermore, if it is determined that New Media is not in compliance with applicable laws and regulations, or if New Media's properties are contaminated, it could result in significant liabilities, fines or the suspension or interruption of the operations of specific printing facilities.

Future events, such as changes in existing laws and regulations, new laws or regulations or the discovery of conditions not currently known to New Media, may give rise to additional compliance or remedial costs that could be material.

Sustained increases in costs of employee health and welfare benefits may reduce New Media's profitability. Moreover, New Media's pension plan obligations are currently unfunded, and New Media may have to make significant cash contributions to its plans, which could reduce the cash available for its business.

In recent years, New Media’s predecessor experienced significant increases in the cost of employee medical benefits because of economic factors beyond its control, including increases in health care costs. At least some of these factors may continue to put upward pressure on the cost of providing medical benefits. Although New Media’s predecessor has actively sought to control increases in these costs, there can be no assurance that New Media will succeed in limiting cost increases, and continued upward pressure could reduce the profitability of New Media's businesses.

New Media's pension and post retirement plans were underfunded (accumulated benefit obligation) by $15.5 million at December 30, 2012. The pension plan invests in a variety of equity and debt securities, many of which were affected by the recent disruptions in the credit and capital markets in 2009 and 2010. Future volatility and disruption in the stock markets could cause further declines in the asset values of our pension plans. In addition, a decrease in the discount rate used to determine minimum funding requirements could result in increased future contributions. If either occurs, New Media may need to make additional pension contributions above what is currently estimated, which could reduce the cash available for its businesses.

New Media may not be able to protect intellectual property rights upon which its business relies and, if New Media loses intellectual property protection, its assets may lose value.

New Media's business depends on its intellectual property, including, but not limited to, New Media's titles, mastheads, content and services, which New Media attempts to protect through patents, copyrights, trade laws and contractual restrictions, such as confidentiality agreements. New Media believes its proprietary and other intellectual property rights are important to its continued success and competitive position.

Despite New Media's efforts to protect its proprietary rights, unauthorized third parties may attempt to copy or otherwise obtain and use New Media's content, services and other intellectual property, and New Media cannot be certain that the steps it has taken will prevent any misappropriation or confusion among consumers and merchants, or unauthorized use of these rights. If New Media is unable to procure, protect and enforce its intellectual property rights, it may not realize the full value of these assets, and its business may suffer. If New Media must litigate to enforce its intellectual property rights or determine the validity and scope of the proprietary rights of third parties, such litigation may be costly and divert the attention of its management from day-to-day operations.

New Media depends on key personnel, and it may not be able to operate or grow its business effectively if it loses the services of any of its key personnel or is unable to attract qualified personnel in the future.

The success of New Media's business is heavily dependent on its ability to retain its management and other key personnel and to attract and retain qualified personnel in the future. Competition for senior management personnel is intense and New Media may not be able to retain its personnel. Although New Media’s predecessor has entered into employment agreements with certain of key personnel, these agreements do not ensure that such key personnel will continue in their present capacity with New Media for any particular period of time. New Media does not have key man insurance for any of its current management or other key personnel. The loss of any key personnel would require New Media's remaining key personnel to divert immediate and substantial attention to seeking a replacement. An inability to find a suitable replacement for any departing executive officer on a timely basis could adversely affect New Media's ability to operate or grow its business.

A shortage of skilled or experienced employees in the media industry, or New Media's inability to retain such employees, could pose a risk to achieving improved productivity and reducing costs, which could adversely affect New Media's profitability.

Production and distribution of our various publications requires skilled and experienced employees. A shortage of such employees, or New Media's inability to retain such employees, could have an adverse impact on its productivity and costs, New Media's ability to expand, develop and distribute new products and its entry into new markets. The cost of retaining or hiring such employees could exceed our expectations which could adversely affect New Media's results of operations.

A number of New Media's employees are unionized, and its business and results of operations could be adversely affected if current or additional labor negotiations or contracts were to further restrict its ability to maximize the efficiency of its operations.

As of December 30, 2012, New Media’s predecessor employed approximately 4,565 employees, of whom approximately 691 (or approximately 15%) were represented by 23 unions. 95% of the unionized employees are in three states: Massachusetts, Illinois and Ohio and represent 27%, 38% and 30% of all New Media's union employees, respectively. Most of New Media's unionized employees work under collective bargaining agreements that expire in 2014.

Although New Media's newspapers have not experienced a union strike in the recent past nor does New Media anticipate a union strike occurring, New Media cannot preclude the possibility that a strike may occur at one or more of its newspapers at some point in the future. New Media believes that, in the event of a newspaper strike, New Media would be able to continue to publish and deliver to subscribers, which is critical to retaining advertising and circulation revenues, although there can be no assurance of this.

New Media's potential inability to successfully execute cost control measures could result in greater than expected total operating costs.

New Media’s predecessor has implemented general cost control measures, and New Media expects to continue such cost control efforts in the future. If New Media does not achieve expected savings as a result of such measures or if its operating costs increase as a result of its growth strategy, its total operating costs may be greater than expected. In addition, reductions in staff and employee benefits could affect its ability to attract and retain key employees.

New Media may not realize all of the anticipated benefits of the Local Media acquisition or potential future acquisitions, which could adversely affect its business, financial condition and results of operations.

New Media's ability to realize the anticipated benefits of the Local Media acquisition or potential future acquisitions of assets or companies will depend, in part, on our ability to scale-up to appropriately integrate the businesses of Local Media and other such acquired companies with our business. The process of acquiring assets or companies may disrupt our business and may not result in the full benefits expected. Additionally, New Media may not be successful in identifying acquisition opportunities, assessing the value, strengths and weaknesses of these opportunities and consummating acquisitions on acceptable terms. Furthermore, suitable acquisition opportunities may not even be made available or known to New Media. In addition, valuations of potential acquisitions may rise materially, making it economically unfeasible to complete identified acquisitions. The risks associated with the recent Local Media Acquisition and potential future acquisitions include, among others:

●	uncoordinated market functions;
●	unanticipated issues in integrating the operations and personnel of the acquired businesses;
●	the incurrence of indebtedness and the assumption of liabilities;
●	the incurrence of significant additional capital expenditures, transaction and operating expenses and non-recurring acquisition-related charges;
●	unanticipated adverse impact on our earnings from the amortization or write-off of acquired goodwill and other intangible assets;
●	not retaining key employees, vendors, service providers, readers and customers of the acquired businesses; and
●	the diversion of management's attention from ongoing business concerns.

If New Media is unable to successfully implement its acquisition strategy or address the risks associated with the Local Media acquisition or potential future acquisitions, or if New Media encounters unforeseen expenses, difficulties, complications or delays frequently encountered in connection with the integration of acquired entities and the expansion of operations, New Media's growth and ability to compete may be impaired, New Media may fail to achieve acquisition synergies and it may be required to focus resources on integration of operations rather than other profitable areas. Moreover, the success of any acquisition will depend upon New Media's ability to effectively integrate the acquired assets or businesses. The acquired assets or businesses may not contribute to New Media's revenues or earnings to any material extent, and cost savings and synergies New Media expects at the time of an acquisition may not be realized once the acquisition has been completed. Furthermore, if New Media incurs indebtedness to finance an acquisition, the acquired business may not be able to generate sufficient cash flow to service that indebtedness. Unsuitable or unsuccessful acquisitions could adversely affect New Media's business, financial condition, results of operations, cash flow and ability to pay distributions.

New Media's future financial results will be affected by the adoption of fresh start reporting and may not reflect historical trends.

New Media will acquire substantially all of the assets of New Media's predecessor, GateHouse, pursuant to GateHouse’s restructuring. The restructuring of GateHouse will result in New Media becoming a new reporting entity and adopting fresh-start accounting. As required by fresh-start accounting, New Media will cause its predecessor's assets and liabilities to be adjusted to measured value, and New Media will recognize certain assets and liabilities not previously recognized in its predecessor's financial statements. Accordingly, New Media's financial condition and results of operations from and after the Effective Date may not be comparable to the financial condition and results of operations reflected in its predecessor's historical consolidated financial statements, including those presented herein.

GateHouse’s bankruptcy filing may have a negative impact on New Media.

As a result of the restructuring, GateHouse may be the subject of negative publicity which may have an impact on its image and the image of its operations and its reputation, stature and relationship within the community. This negative publicity may have an effect on the terms under which some customers, advertisers and suppliers are willing to continue to do business with New Media and could materially adversely affect its business, financial condition and results of operations.

GateHouse’s restructuring could adversely affect New Media's business, financial condition and results of operations.

The restructuring of GateHouse could adversely affect New Media's operations, including relationships with its advertisers, employees and others. There is a risk, due to uncertainty about New Media's future, that, among other things:

●	advertisers could move to other forms of media, including New Media's competitors that have comparatively greater financial resources and that are in comparatively less financial distress;
●	employees could be distracted from performance of their duties or more easily attracted to other career opportunities; and
●	business partners could terminate their relationship with New Media or demand financial assurances or enhanced performance, any of which could impair New Media's prospects.

 Any of these factors could materially adversely affect New Media's business, financial condition and results of operations.

New Media cannot be certain that the restructuring of GateHouse will not adversely affect its operations going forward.

New Media cannot provide assurance that the restructuring of GateHouse will not adversely affect its future operations. New Media's suppliers and vendors could stop providing supplies or services to it or provide such supplies or services only on unfavorable terms such as "cash on delivery," "cash on order" or other terms that could have an adverse impact on New Media's short-term cash flows. In addition, the restructuring may adversely affect New Media's ability to retain existing readers and advertisers, attract new readers and advertisers and maintain contracts that are critical to its operations.

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

Our failure to qualify as a REIT would create issues under a number of our financing and other agreements. In addition, the NYSE requires, as a condition to the continued listing of our common and preferred stock, that we maintain our REIT status. Consequently, if we fail to maintain our REIT status, our common and preferred stock would promptly be delisted from the NYSE, which would decrease the trading activity of such shares. This could make it difficult to sell shares and could cause the market volume of the shares trading to decline.

If we were delisted as a result of losing our REIT status and desired to relist our stock on the NYSE, we would have to reapply to the NYSE to be listed as a domestic corporation. As the NYSE's listing standards for REITs are less onerous than its standards for domestic corporations, it would be more difficult for us to become a listed company under these heightened standards. We might not be able to satisfy the NYSE's listing standards for a domestic corporation. As a result, if we were delisted from the NYSE, we might not be able to relist as a domestic corporation, in which case our common and preferred stock could not trade on the NYSE.

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

If New Residential were to fail to qualify as a REIT for 2013, it would significantly affect our ability to maintain our REIT status.

For federal income tax purposes Newcastle recorded approximately $600 million of gain as a result of the spin-off of New Residential in May 2013.  If New Residential qualifies for taxation as REIT for 2013, that gain will be qualifying income for purposes of Newcastle’s 2013 REIT income tests.  If, however, New Residential were to fail to qualify as a REIT for 2013, that gain would be non-qualifying income for purposes of the 75% gross income test.  Although New Residential covenanted in the Separation and Distribution Agreement to use reasonable best efforts to qualify as a REIT in 2013, no assurance can be given that it will so qualify.  If New Residential were to fail to qualify, it could cause us to fail our 2013 REIT income tests, which could cause us to lose our REIT status and thereby materially negatively impact our business, financial condition and potentially impair our ability to continue operating in the future.

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

Qualification as a REIT involves the application of highly technical and complex Code provisions for which only limited judicial and administrative authorities exist. Even a technical or inadvertent violation could jeopardize our REIT qualification. Our qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. Compliance with these requirements must be carefully monitored on a continuing basis, and there can be no assurance that our manager's personnel responsible for doing so will be able to successfully monitor our compliance.

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

In January 2013, we experienced an "ownership change" for purposes of Section 382 of the Code, which limits our ability to utilize our net operating loss and net capital loss carryforwards and certain built-in losses to reduce our future taxable income, potentially increases our related REIT distribution requirement, and potentially adversely affects our liquidity.

In order to maintain our tax status as a REIT, we are generally required to distribute at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and not including net capital gains) each year to our stockholders. To qualify for the tax benefits accorded to REITs, we intend to make distributions to our stockholders such that we distribute all or substantially all our net taxable income (if any) each year, subject to certain adjustments. In the past, we have used net operating loss and net capital loss carryforwards to facilitate the satisfaction of our distribution requirements. As a result of our January 2013 "ownership change," our future ability to utilize our net operating loss and net capital loss carryforwards to reduce our taxable income may be limited by certain provisions of the Code.

Specifically, the Code limits the ability of a company that undergoes an "ownership change" to utilize its net operating loss and net capital loss carryforwards and certain built-in losses to offset taxable income earned in years after the ownership change. An ownership change occurs if, during a three-year testing period, more than 50% of the stock of a company is acquired by one or more persons (or certain groups of persons) who own, directly or constructively, 5% or more of the stock of such company. An ownership change can occur as a result of a public offering of stock, as well as through secondary market purchases of our stock and certain types of reorganization transactions. Generally, when an ownership change occurs, the annual limitation on the use of net operating loss and net capital loss carryforwards and certain built-in losses is equal to the product of the applicable long-term tax exempt rate and the value of the company's stock immediately before the ownership change. We have substantial net operating and net capital loss carry forwards which we have used, and will continue to use, to offset our tax and distribution requirements. In January 2013, an "ownership change" for purposes of Section 382 of the Code occurred. Therefore, the provisions of Section 382 of the Code impose an annual limit on the amount of net operating loss and net capital loss carryforwards and built in losses that we can use to offset future taxable income. Such limitation may increase our dividend distribution requirement in the future, which could adversely affect our liquidity. We do not believe that the limitation as a result of the January 2013 ownership change will prevent us from satisfying our REIT distribution requirement for the current year and future years. No assurance, however, can be given that we will be able to satisfy our distribution requirement following a current or future ownership change or otherwise. If we were to fail to satisfy our distribution requirement, it would cause us to lose our REIT status and thereby materially negatively impact our business, financial condition and potentially impair our ability to continue operating in the future.

Certain properties are leased to our taxable REIT subsidiaries pursuant to special provisions of the Code.

We currently lease certain "qualified healthcare properties" to our TRSs (or a limited liability company of which a TRS is a member). These TRSs in turn contract with an affiliate of our manager to manage the healthcare operations at these properties. The rents paid by the TRSs in this structure will be treated as qualifying rents from real property for purposes of the REIT requirements if (i) they are paid pursuant to an arm's-length lease of a qualified healthcare property and (ii) the operator qualifies as an "eligible independent contractor" with respect to the property. An operator will qualify as an eligible independent contractor if it meets certain ownership tests with respect to us, and if, at the time the operator enters into the management agreement, the operator is actively engaged in the trade or business of operating qualified healthcare properties for any person who is not a related person to us or the lessee. If any of the above conditions were not satisfied, then the rents would not be considered income from a qualifying source for purposes of the REIT rules, which could cause us to incur penalty taxes or to fail to qualify as a REIT.

We may be required to report taxable income for certain investments in excess of the economic income we ultimately realize from them.

We may acquire debt instruments in the secondary market for less than their face amount. The amount of such discount will generally be treated as "market discount" for federal income tax purposes. Accrued market discount is generally recognized as taxable income over our holding period in the instrument in advance of the receipt of cash. If we collect less on the debt instrument than our purchase price plus the market discount we had previously reported as income, we may not be able to benefit from any offsetting loss deductions.

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

We may experience issues regarding the characterization of income for tax purposes. For example, we may recognize significant ordinary income, which we would not be able to offset with capital losses, which would, in turn, increase the amount of income we would be required to distribute to stockholders in order to maintain our REIT status. We expect that this disconnect will occur in the case of one or more of our non-recourse financing structures, including off balance sheet structures such as our subprime securitizations and non-consolidated CDOs, where we incur capital losses on the related assets, and ordinary income from the cancellation of the related non-recourse financing if the ultimate proceeds from the assets are insufficient to repay such debt. Through September 30, 2013, no such cancellation of CDO debt had been effected as a result of losses incurred. However, we expect that such cancellation of indebtedness within our CDOs, consolidated or non-consolidated, may occur in the future. In the case of our subprime securitizations, $88.2 million of such cancellations had been effected through September 30, 2013, and we expect such cancellations will continue as losses are realized. This disconnect could also occur, and has occurred, as a result of the repurchase of our outstanding debt at a discount as the gain recorded upon the cancellation of indebtedness is characterized as ordinary income for tax purposes. We have repurchased our debt at a discount in the past, and we intend to attempt to do so in the future. During 2009 and 2010, we repurchased $787.8 million face amount of our outstanding CDO debt and junior subordinated notes at a discount, and recorded $521.1 million of gain. In compliance with tax laws, we had the ability to defer the ordinary income recorded as a result of this cancellation of indebtedness to future years and have deferred or intend to defer all or a portion of such gain for 2009 and 2010. While such deferral may postpone the effect of the disconnect on the ability to offset taxable income and losses, it does not eliminate it. Furthermore, cancellation of indebtedness income recognized on or after January 1, 2011 cannot be deferred and must generally be recognized as ordinary income in the year of such cancellation. During the years ended December 31, 2011 and December 31, 2012, we repurchased $188.9 million and $34.1 million face amount of our outstanding CDO debt and notes payable at a discount and recorded $81.1 million and $23.2 million of gain for tax purposes, respectively, (of which only $66.1 million and $24.1 million gain relating to $171.8 million and $39.3 million face amount of debt repurchased, respectively, was recognized for GAAP purposes). During the nine months ended September 30, 2013, we repurchased $35.9 million face amount of our outstanding CDO debt and notes payable at a discount and recorded $4.6 million of gain for tax and GAAP purposes. The elimination of the ability to defer the recognition of cancellation of indebtedness income introduces additional tax implications that may significantly reduce the economic benefit of repurchasing our outstanding CDO debt.

When we experience any of these disconnects, and to the extent that a distribution through stock dividends is not viable, we may not have sufficient cash flow to make the distributions necessary to satisfy our REIT distribution requirements, which would cause us to lose our REIT status and thereby materially negatively impact our business, financial condition and potentially impair our ability to continue operating in the future. Under current market conditions, this type of disconnect between taxable income and cash proceeds would be likely to occur at some point in the future if the current regulations that create the disconnect are not revised, but we cannot predict at this time when such a disconnect might occur.

We may be unable to generate sufficient revenue from operations to pay our operating expenses and to pay distributions to our stockholders.

As a REIT, we are generally required to distribute at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and not including net capital losses) each year to our stockholders. To qualify for the tax benefits accorded to REITs, we intend to make distributions to our stockholders in amounts such that we distribute all or substantially all of our net taxable income each year, subject to certain adjustments. However, our ability to make distributions may be adversely affected by the risk factors described herein. In the event of a sustained downturn in our operating results and financial performance relative to previous periods or sustained declines in the value of our asset portfolio, we may be unable to declare or pay quarterly distributions or make distributions to our stockholders, and we may elect to comply with our REIT distribution requirements by, after completing various procedural steps, distributing, under certain circumstances, a portion of the required amount in the form of common shares in lieu of cash. The timing and amount of distributions are in the sole discretion of our board of directors, which considers, among other factors, our earnings, financial condition, debt service obligations and applicable debt covenants, REIT qualification requirements and other tax considerations and capital expenditure requirements as our board of directors may deem relevant from time to time.

The stock ownership limit imposed by the Code for REITs and our charter may inhibit market activity in our stock and restrict our business combination opportunities.

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

The "taxable mortgage pool" rules may increase the taxes that we or our stockholders may incur, and may limit the manner in which we effect future securitizations.

Certain of our securitizations have resulted in the creation of taxable mortgage pools for federal income tax purposes. As a REIT, so long as we own 100% of the equity interests in a taxable mortgage pool, we would generally not be adversely affected by the characterization of the securitization as a taxable mortgage pool. Certain categories of stockholders, however, such as foreign stockholders eligible for treaty or other benefits, stockholders with net operating losses, and certain tax-exempt stockholders that are subject to unrelated business income tax, could be subject to increased taxes on a portion of their dividend income from us that is attributable to the taxable mortgage pool. In addition, to the extent that our stock is owned by tax-exempt "disqualified organizations," such as certain government-related entities and charitable remainder trusts that are not subject to tax on unrelated business income, we could incur a corporate level tax on a portion of our income from the taxable mortgage pool. In that case, we might reduce the amount of our distributions to any disqualified organization whose stock ownership gave rise to the tax. Moreover, we may be precluded from selling equity interests in these securities to outside investors, or selling any debt securities issued in connection with these securitizations that might be considered to be equity interests for tax purposes. These limitations may prevent us from using certain techniques to maximize our returns from securitization transactions.

Distributions to tax-exempt investors may be classified as unrelated business taxable income.

Neither ordinary nor capital gain distributions with respect to our stock nor gain from the sale of stock should generally constitute unrelated business taxable income to a tax-exempt investor. However, there are certain exceptions to this rule. In particular:

●	part of the income and gain recognized by certain qualified employee pension trusts with respect to our stock may be treated as unrelated business taxable income if shares of our stock are predominantly held by qualified employee pension trusts, and we are required to rely on a special look-through rule for purposes of meeting one of the REIT ownership tests, and we are not operated in a manner to avoid treatment of such income or gain as unrelated business taxable income;
●	part of the income and gain recognized by a tax-exempt investor with respect to our stock would constitute unrelated business taxable income if the investor incurs debt in order to acquire the stock; and
●	to the extent that we are (or a part of us, or a disregarded subsidiary of ours, is) a "taxable mortgage pool," or if we hold residual interests in a real estate mortgage investment conduit, a portion of the distributions paid to a tax-exempt stockholder that is allocable to excess inclusion income may be treated as unrelated business taxable income.

The tax on prohibited transactions will limit our ability to engage in transactions which would be treated as prohibited transactions for U.S. federal income tax purposes.

Net income that we derive from a prohibited transaction is subject to a 100% tax. The term "prohibited transaction" generally includes a sale or other disposition of property (including mortgage loans, but other than foreclosure property, as discussed below) that is held primarily for sale to customers in the ordinary course of our trade or business. We might be subject to this tax if we were to dispose of or securitize loans or certain other assets in a manner that was treated as a prohibited transaction for U.S. federal income tax purposes.

We intend to conduct our operations so that no asset that we own (or are treated as owning) will be treated as, or as having been, held for sale to customers, and that a sale of any such asset will not be treated as having been in the ordinary course of our business. As a result, we may choose not to engage in certain sales of loans or certain other assets at the REIT level, and may limit the structures we utilize for our securitization transactions, even though the sales or structures might otherwise be beneficial to us. In addition, whether property is held "primarily for sale to customers in the ordinary course of a trade or business" depends on the particular facts and circumstances. No assurance can be given that any property that we sell will not be treated as property held for sale to customers, or that we can comply with certain safe-harbor provisions of the Code that would prevent such treatment. The 100% prohibited transaction tax does not apply to gains from the sale of property that is held through a TRS or other taxable corporation, although such income will be subject to tax in the hands of the corporation at regular corporate rates. We intend to structure our activities to prevent prohibited transaction characterization.

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

We conduct our operations in reliance on an exemption from the 1940 Act, which we refer to as Section 3(c)(5)(C), which is available for entities "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate."

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

In August 2011, the SEC solicited public comment on a wide range of issues relating to Section 3(c)(5)(C), including the nature of the assets that qualify for purposes of the exemption and whether mortgage REITs like us should be regulated in a manner similar to investment companies. The request for public comment has not yet resulted in SEC rulemaking or interpretive guidance and there can be no assurance that the laws and regulations governing the 1940 Act status of REITs, or SEC guidance regarding Section 3(c)(5)(C), will not change in a manner that adversely affects our operations. If the SEC takes action that could result in our failure to maintain an exception or exemption from the 1940 Act, we could, among other things, be required either to (a) change the manner in which we conduct our operations to maintain our exemption from registration as an investment company, (b) effect sales of our assets in a manner that, or at a time when, we would not otherwise choose to do so, or (c) register as an investment company (which, among other things, would require us to comply with the leverage constraints applicable to investment companies), any of which could negatively affect the value of our common stock, the sustainability of our business model, and our ability to make distributions to our stockholders, which could, in turn, materially and adversely affect us and the market price of our stock.

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

The trading price of our common stock has fluctuated significantly over the last three years. The trading price of our common stock could fluctuate significantly in the future and could be negatively affected in response to various factors, including:

●	market conditions in the broader stock market in general, or in the REIT or real estate industry in particular;
●	our ability to make investments with attractive risk-adjusted returns;
●	market perception of our current and projected financial condition, potential growth, future earnings and future cash dividends;
●	announcements we make regarding dividends;
●	actual or anticipated fluctuations in our quarterly financial and operating results;
●	market perception or media coverage of our manager or its affiliates;

●	actions by rating agencies;
●	short sales of our common stock;
●	any decision to pursue a distribution or disposition of a meaningful portion of our assets;
●	issuance of new or changed securities analysts' reports or recommendations;
●	media coverage of us, other REITs or the outlook of the real estate industry;
●	major reductions in trading volumes on the exchanges on which we operate;
●	credit deterioration within our portfolio;
●	legislative or regulatory developments, including changes in the status of our regulatory approvals or licenses; and
●	litigation and governmental investigations.

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

We may be unable—or elect not—to pay dividends on our common or preferred stock in the future, which would negatively impact our business in a number of ways and decrease the price of our common and preferred stock.

While we are required to make distributions in order to maintain our REIT status (as described above under "Risks Relating to Our REIT Status and Other Matters—We may be unable to generate sufficient revenue from operations to pay our operating expenses and to pay distributions to our stockholders"), we may elect not to maintain our REIT status, in which case we would no longer be required to make such distributions. Moreover, even if we do elect to maintain our REIT status, we may elect to comply with the applicable requirements by, after completing various procedural steps, distributing, under certain circumstances, a portion of the required amount in the form of shares of our common stock in lieu of cash. If we elect not to maintain our REIT status or to satisfy any required distributions in common stock in lieu of cash, such action could negatively affect our business and financial condition as well as the price of both our common and preferred stock. No assurance can be given that we will pay any dividends on our common stock in the future.

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

We may choose to pay dividends in our own stock, or make a distribution of a subsidiary's common stock, in which case you could be required to pay income taxes in excess of the cash dividends you receive.

We may in the future distribute taxable dividends that are payable in cash and shares of our common stock at the election of each stockholder. We may also determine to distribute a taxable dividend in the stock of a subsidiary in connection with a spin-off or other transaction, as in the case of our spin-off of New Residential in May 2013 and as would be the case in our proposed spin-off of New Media. Taxable stockholders receiving such distributions will be required to include the full amount of the distribution as ordinary income to the extent of our current and accumulated earnings and profits for federal income tax purposes. As a result, stockholders may be required to pay income taxes with respect to such dividends in excess of the cash dividends received. If a U.S. stockholder sells the stock that it receives as a dividend in order to pay this tax, the sale proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our common stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our common stock.

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

Sales of our common stock or other securities in the public or private market, or the perception that these sales may occur, could cause the market price of our common stock to decline. This could also impair our ability to raise additional capital through the sale of our equity securities. Under our certificate of incorporation, we are currently authorized to issue up to 1,000,000,000 shares of common stock and we are authorized to reclassify a portion of our authorized preferred stock into common stock, and there were 293,488,981 shares or our common stock outstanding as of October 25, 2013. We cannot predict the size of future issuances of our common stock or other securities or the effect, if any, that future sales and issuances would have on the market price of our common stock.

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

A plan fiduciary considering an investment in our common stock should consider, among other things, whether such an investment is consistent with the fiduciary obligations under the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), including whether such investment might constitute or give rise to a prohibited transaction under ERISA, the Code or any substantially similar federal, state or local law and, if so, whether an exemption from such prohibited transaction rules is available.

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

Risks Relating to the Spin-Off of New Media

We may not be able to complete the spin-off on the terms anticipated or at all.

Our board of directors has determined that a spin-off of our media assets, including our interest in GateHouse and 100% ownership of Local Media, is in our best interests. The spin-off will be effected as a distribution to the holders of our common stock of shares of New Media, which is currently a wholly-owned subsidiary of Newcastle. New Media intends to be listed on the NYSE. New Media will be externally managed by our manager pursuant to a new management agreement.

We currently expect that New Media will be primarily focused on investing in a high quality, diversified portfolio of local media assets and on growing its existing online advertising and digital marketing businesses. New Media's strategy will be to acquire and operate traditional local media businesses and transform them from print-centric operations to dynamic multi-media operations, through its existing online advertising and digital marketing businesses. New Media will also leverage its existing platform to operate these businesses more efficiently.

We are targeting distribution of New Media's shares in early 2014. However, there can be no assurance that the spin-off will be completed as anticipated or at all. Our ability to complete the spin-off is subject to, among other things, the SEC declaring the registration statement filed with regard to the spin-off effective, the filing and approval of an application to list the New Media Common Stock on the NYSE and the formal declaration of the distribution by our board of directors. Failure to complete the spin-off could negatively affect the price of the shares of our common stock. Stockholder approval will not be required or sought in connection with the spin-off.

The spin-off may not have the benefits we anticipate.

The spin-off may not have the full or any strategic and financial benefits that we expect, or such benefits may be delayed or may not materialize at all. The anticipated benefits of the spin-off are based on a number of assumptions, which may prove incorrect. For example, we believe that analysts and investors will regard New Media's investment strategy and asset portfolio more favorably as a separate company than as part of our existing portfolio and strategy and thus place a greater value on New Media as a stand-alone business than as a business that is a part of us. In the event that the spin-off does not have these and other expected benefits, because of the diversification of New Media's portfolio or for any other reason, the costs associated with the transaction, including an expected increase in management compensation and general and administrative expenses, could have a negative effect on New Media's financial condition and each company's ability to make distributions to the stockholders of each company. Stockholder approval will not be required or sought in connection with the spin-off.

New Media may not be able to successfully implement its business strategy.

Assuming the spin-off is completed, there can be no assurance that New Media will be able to generate sufficient returns to pay its operating expenses and make satisfactory distributions to its stockholders, or any distributions at all, once it commences operations as an independent company. New Media's financial condition, results of operations and cash flows will be affected by the expenses it will incur as a stand-alone public company, including fees paid to its manager, legal, accounting, compliance and other costs associated with being a public company with equity securities traded on the NYSE. In addition, its results of operations and its ability to make or sustain distributions to its stockholders depend on the availability of opportunities to acquire attractive assets, the level and volatility of interest rates, the availability of adequate short- and long-term financing, conditions in the real estate market, the financial markets and economic conditions, among other factors described in the registration statement for the transaction. After the separation, we will not be required, and do not intend, to provide New Media with funds to finance its working capital or other cash requirements, so New Media would need to obtain additional financing from banks, through public offerings or private placements of debt or equity securities, strategic relationships or other arrangements.

Our agreements with New Media may not reflect terms that would have resulted from arm's-length negotiations among unaffiliated third parties.

The terms of the agreements related to New Media's separation from us, including a separation and distribution agreement and a management agreement between our manager and New Media, will not be negotiated among unaffiliated third parties. Such terms will be proposed by our officers and other employees of our manager and approved by our board of directors. As a result, these terms may be less favorable to us than the terms that would result from arm's-length negotiations among unaffiliated third parties.

For example, the terms of New Media's management agreement with our manager will be substantially similar to the terms of our existing management agreement. As a result, our manager will be entitled to earn a management fee from New Media and will be eligible to receive incentive compensation based in part upon New Media's achievement of targeted levels of funds from operations tested from the date of the spin-off and without regard to our prior performance.

The distribution of New Media Common Stock will not qualify for tax-free treatment and may be taxable to you as a dividend.

The securities distribution in connection with the New Media transaction will not qualify for tax-free treatment. An amount equal to the fair market value of the shares of New Media Common Stock received by holders of record on the date of the distribution will be treated as a taxable dividend to the extent of those holders ratable share of our current or accumulated earnings and profits, as determined under federal income tax principles, of Newcastle, with the excess treated first as a non-taxable return of capital to the extent of a holder's tax basis in his shares of our common stock and then as capital gain. In addition, we or other applicable withholding agents may be required or permitted to withhold at the applicable rate on all or a portion of the distribution payable to non-U.S. stockholders, and the company or any such agent would satisfy any such withholding obligation by withholding and selling a portion of the New Media stock otherwise distributable to non-U.S. stockholders or by withholding from other property held in the non-U.S. stockholder's account with the withholding agent. A holder's tax basis in shares of our stock held at the time of the distribution will be reduced (but not below zero) to the extent the fair market value of the shares of New Media Common Stock distributed to such holder if the distribution exceeds such holder's ratable share of the Newcastle's current and accumulated earnings and profits. A holder's holding period for such shares of our common stock will not be affected by the distribution. We will not be able to advise stockholders of the amount of current or accumulated earnings and profits of the company until after the end of the 2013 calendar year.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 3, 2013, as a result of his resignation, Newcastle’s former CFO exercised 307,833 options with a weighted average exercise price of $2.56. Upon exercise, 162,896 shares of common stock of Newcastle were issued to the former CFO. This transaction was exempt from registration pursuant to Section 4(a)(2) of the Securities Act.

Set forth below is information regarding the Company’s stock repurchases during the three months ended September 30, 2013:

Approximate Dollar
Value of Shares
			Total Number of	(or Units)
		Average	Shares (or Units)	that May Yet Be
	Total Number of	Price Paid	Purchased as Part of	Purchased Under
	Shares (or Units)	per Share	Publicly Announced	the Plans or
	Purchased	(or Unit)	Plans or Programs(1)	Programs(2)
Period	(#)	($)	(#)	($)

July 1 — July 31, 2013	—	—	—	—
August 1 — August 31, 2013	—	—	—	—
September 1 — September 30, 2013(1)	144,937	$5.43	—	—

Total	144,937	$5.43	—	—

(1)	Represents shares withheld by Newcastle in payment of the exercise price upon exercise of options by its former CFO.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5.  Other Information

None.

Item 6. Exhibits

2.1	Separation and Distribution Agreement dated April 26, 2013, between New Residential Investment Corp. and the Registrant (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 2.1, filed on May 3, 2013).

3.1	Articles of Amendment and Restatement (incorporated by reference to the Registrant's Registration Statement on Form S-11 (File No. 333-90578), Exhibit 3.1).

3.2	Articles Supplementary Relating to the Series B Preferred Stock (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003, Exhibit 3.3).

3.3	Articles Supplementary Relating to the Series C Preferred Stock (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 3.3, filed on October 25, 2005).

3.4	Articles Supplementary Relating to the Series D Preferred Stock (incorporated by reference to the Registrant’s Report on Form 8-A, Exhibit 3.1, filed on March 14, 2007).

3.5	Articles of Amendment (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 3.1, filed on June 10, 2013).

3.6	Amended and Restated By-laws (incorporated by reference to the Registrant's Registration Statement on Form 8-K, Exhibit 3.1, filed on May 5, 2006).

4.1	Junior Subordinated Indenture between Newcastle Investment Corp. and The Bank of New York Mellon Trust Company, National Association, dated April 30, 2009 (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 4.1, filed on May 4, 2009).

4.2	Pledge and Security Agreement between Newcastle Investment Corp. and The Bank of New York Mellon Trust Company, National Association, as trustee, dated April 30, 2009 (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 4.2, filed on May 4, 2009).

4.3	Pledge, Security Agreement and Account Control Agreement among Newcastle Investment Corp., NIC TP LLC, as pledgor, and The Bank of New York Mellon Trust Company, National Association, as bank and trustee, dated April 30, 2009 (incorporated by reference to the Registrant’s Report on Form 8- K, Exhibit 4.3, filed on May 4, 2009).

10.1	Amended and Restated Management and Advisory Agreement by and among the Registrant and FIG LLC, dated April 25, 2013 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.1, filed on May 3, 2013).

10.2	2012 Newcastle Investment Corp. Nonqualified Stock Option and Incentive Award Plan, adopted as of May 7, 2012 (incorporated by reference to the Registrant’s Report on Form 10-K for the year ended December 31, 2012, Exhibit 10.3).

10.3	Exchange Agreement between Newcastle Investment Corp. and Taberna Preferred Funding IV, Ltd., Taberna Preferred Funding V, Ltd., Taberna Preferred Funding VI, Ltd. And Taberna Preferred Funding VII, Ltd., dated April 30, 2009 (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.1, filed on May 4, 2009).

10.4	Exchange Agreement, dated as of January 29, 2010, by and among Newcastle Investment Corp., Taberna Capital Management, LLC, Taberna Preferred Funding IV, Ltd., Taberna Preferred Funding V, Ltd., Taberna Preferred Funding VI, Ltd. And Taberna Preferred Funding VII, Ltd. (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.1, filed on February 2, 2010).

10.5	Excess Servicing Spread Sale and Assignment Agreement between NIC MSR I LLC, a wholly owned subsidiary of Newcastle Investment Corp., and Nationstar Mortgage LLC, dated December 8, 2011. (incorporated by reference to the Registrant’s Report on Form 10-K, Exhibit 10.6, filed on March 15, 2012).

10.6	Excess Spread Refinanced Loan Replacement Agreement between NIC MSR I LLC, a wholly owned subsidiary of Newcastle Investment Corp., and Nationstar Mortgage LLC, dated December 8, 2011.(incorporated by reference to the Registrant’s Report on Form 10-K, Exhibit 10.6, filed on March 15, 2012).

10.7	Future Spread Agreement for FNMA Mortgage Loans, dated as of May 13, 2012, between Nationstar Mortgage LLC and NIC MSR V LLC (incorporated by reference to the Registrant’s Report on Form 10-K, Exhibit 10.6, filed on March 15, 2012).

10.8	Future Spread Agreement for FHLMC Mortgage Loans, dated as of May 13, 2012, between Nationstar Mortgage LLC and NIC MSR IV LLC (incorporated by reference to the Registrant’s Report on Form 10-K, Exhibit 10.6, filed on March 15, 2012).

10.9	Future Spread Agreement for Non-Agency Mortgage Loans, dated as of May 13, 2012, between Nationstar Mortgage LLC and NIC MSR VI LLC (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.6, filed on May 15, 2012).

10.10	Future Spread Agreement for GNMA Mortgage Loans, dated as of May 13, 2012, between Nationstar Mortgage LLC and NIC MSR VII LLC (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.8, filed on May 15, 2012).

10.11	Amended and Restated Current Excess Servicing Spread Acquisition Agreement for FNMA Mortgage Loans, dated as of June 7, 2012, between Nationstar Mortgage LLC and NIC MSR II LLC (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.1, filed on June 7, 2012).

10.12	Amended and Restated Future Spread Agreement for FNMA Mortgage Loans, dated June 7, 2012, between Nationstar Mortgage LLC and NIC MSR II LLC (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.2, filed on June 7, 2012).

10.13	Amended and Restated Current Excess Servicing Spread Acquisition Agreement for FHLMC Mortgage Loans, dated as of June 7, 2012, between Nationstar Mortgage LLC and NIC MSR II LLC (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.3, filed on June 7, 2012).

10.14	Amended and Restated Future Spread Agreement for FHLMC Mortgage Loans, dated June 7, 2012, between Nationstar Mortgage LLC and NIC MSR II LLC (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.4, filed on June 7, 2012).

10.15	Amended and Restated Current Excess Servicing Spread Acquisition Agreement for Non-Agency Mortgage Loans, dated as of June 7, 2012, between Nationstar Mortgage LLC and NIC MSR II LLC (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.5, filed on June 7, 2012).

10.16	Amended and Restated Future Spread Agreement for Non-Agency Mortgage Loans, dated June 7, 2012, between Nationstar Mortgage LLC and NIC MSR II LLC (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.6, filed on June 7, 2012).

10.17	Current Excess Servicing Spread Acquisition Agreement for FHLMC Mortgage Loans, dated as of May 31, 2012, between Nationstar Mortgage LLC and NIC MSR III LLC (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.1, filed on June 6, 2012).

10.18	Future Spread Agreement for FHLMC Mortgage Loans , dated May 31, 2012, between Nationstar Mortgage LLC and NIC MSR III LLC (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.2, filed on June 6, 2012).

10.19	Amended and Restated Current Excess Servicing Spread Acquisition Agreement for FNMA Mortgage Loans, dated as of June 28, 2012, between Nationstar Mortgage LLC and NIC MSR V LLC (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.1, filed on July 5, 2012).

10.20	Amended and Restated Current Excess Servicing Spread Acquisition Agreement for FHLMC Mortgage Loans, dated as of June 28, 2012, between Nationstar Mortgage LLC and NIC MSR IV LLC (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.2, filed on July 5, 2012).

10.21	Amended and Restated Current Excess Servicing Spread Acquisition Agreement for Non-Agency Mortgage Loans, dated as of June 28, 2012, between Nationstar Mortgage LLC and NIC MSR VI LLC (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.3, filed on July 5, 2012).

10.22	Amended and Restated Current Excess Servicing Spread Acquisition Agreement for GNMA Mortgage Loans, dated as of June 28, 2012, between Nationstar Mortgage LLC and NIC MSR VII LLC (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.4, filed on July 5, 2012).

10.23	Master Designation Agreement, dated as of July 17, 2012, among B Healthcare Properties LLC and the designees listed on the signature pages attached thereto (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.1, filed on July 23, 2012)

10.24	Amended and Restated Purchase Agreement, dated as of February 27, 2012, by and among the Purchasers named therein, the Sellers named therein, the Former Sellers named therein and Walter C. Bowen (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.2, filed on July 23, 2012).

10.25	Amendment No. 1 to the Amended and Restated Purchase Agreement, dated as of March 30, 2012, among the Purchasers named therein, the Sellers named therein, BDC/West Covina II, LLC and Walter C. Bowen (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.3, filed on July 23, 2012).

10.26	Amendment No. 2 to the Amended and Restated Purchase Agreement, dated as of April 11, 2012, among the Purchasers named therein, the Sellers named therein and Walter C. Bowen (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.4, filed on July 23, 2012).

10.27	Amendment No. 3 to the Amended and Restated Purchase Agreement, dated as of April 27, 2012, among the Purchasers named therein, the Sellers named therein and Walter C. Bowen (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.5, filed on July 23, 2012).

10.28	Amendment No 4 to the Amended and Restated Purchase Agreement, dated as of June 14, 2012, among the Purchasers named therein, the Sellers named therein and Walter C. Bowen (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.6, filed on July 23, 2012).

10.29	Amendment No. 5 to the Amended and Restated Purchase Agreement, dated as of July 16, 2012, among the Purchasers named therein, the Sellers named therein and Walter C. Bowen (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.7, filed on July 23, 2012).

10.30	Master Credit Facility Agreement, dated as of July 18, 2012, by and among the Borrowers named therein, Propco LLC, TRS LLC and Oak Grove Commercial Mortgage, LLC (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.8, filed on July 23, 2012).

10.31	Assignment of Master Credit Facility Agreement and Other Loan Documents, dated as of July 18, 2012, from Oak Grove Commercial Mortgage, LLC to Fannie Mae (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.9, filed on July 23, 2012).

10.32	Management Agreement, dated as of July 5, 2012, between Willow Park Management LLC and Willow Park Leasing LLC (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.10, filed on July 23, 2012).

10.33	Sale and Cooperation Agreement, dated September 7, 2012, among Newcastle Investment Corp., Barclays Bank PLC and ED LIMITED (incorporated by reference to the Registrant’s Report on Form 10-Q, Exhibit 10.33, filed on October 26, 2012).

10.34	Current Excess Servicing Spread Acquisition Agreement for GNMA Mortgage Loans, dated as of December 31, 2012, between Nationstar Mortgage LLC and MSR VIII LLC (incorporated by reference to the Registrant’s Report on Form 10-K for the year ended December 31, 2012, Exhibit 10.35).

10.35	Future Spread Agreement for GNMA Mortgage Loans, dated as of December 31, 2012, between Nationstar Mortgage LLC and MSR VIII LLC (incorporated by reference to the Registrant’s Report on Form 10-K for the year ended December 31, 2012, Exhibit 10.36).

10.36	Current Excess Servicing Spread Acquisition Agreement for FHLMC Mortgage Loans, dated as of January 6, 2013, between Nationstar Mortgage LLC and MSR IX LLC (incorporated by reference to the Registrant’s Report on Form 10-K for the year ended December 31, 2012, Exhibit 10.37).

10.37	Future Spread Agreement for FHLMC Mortgage Loans, dated as of January 6, 2013, between Nationstar Mortgage LLC and MSR IX LLC (incorporated by reference to the Registrant’s Report on Form 10-K for the year ended December 31, 2012, Exhibit 10.38).

10.38	Current Excess Servicing Spread Acquisition Agreement for FNMA Mortgage Loans, dated as of January 6, 2013, between Nationstar Mortgage LLC and MSR X LLC (incorporated by reference to the Registrant’s Report on Form 10-K for the year ended December 31, 2012, Exhibit 10.39).

10.39	Future Spread Agreement for FNMA Mortgage Loans, dated as of January 6, 2013, between Nationstar Mortgage LLC and MSR X LLC (incorporated by reference to the Registrant’s Report on Form 10-K for the year ended December 31, 2012, Exhibit 10.40).

10.40	Current Excess Servicing Spread Acquisition Agreement for GNMA Mortgage Loans, dated as of January 6, 2013, between Nationstar Mortgage LLC and MSR XI LLC (incorporated by reference to the Registrant’s Report on Form 10-K for the year ended December 31, 2012, Exhibit 10.41).

10.41	Future Spread Agreement for GNMA Mortgage Loans, dated as of January 6, 2013, between Nationstar Mortgage LLC and MSR XI LLC (incorporated by reference to the Registrant’s Report on Form 10-K for the year ended December 31, 2012, Exhibit 10.42).

10.42	Current Excess Servicing Spread Acquisition Agreement for Non-Agency Mortgage Loans, dated as of January 6, 2013, between Nationstar Mortgage LLC and MSR XII LLC (incorporated by reference to the Registrant’s Report on Form 10-K for the year ended December 31, 2012, Exhibit 10.43).

10.43	Future Spread Agreement for Non-Agency Mortgage Loans, dated as of January 6, 2013, between Nationstar Mortgage LLC and MSR XII LLC (incorporated by reference to the Registrant’s Report on Form 10-K for the year ended December 31, 2012, Exhibit 10.44).

10.44	Current Excess Servicing Spread Acquisition Agreement for Non-Agency Mortgage Loans, dated as of January 6, 2013, between Nationstar Mortgage LLC and MSR XIII LLC (incorporated by reference to the Registrant’s Report on Form 10-K for the year ended December 31, 2012, Exhibit 10.45).

10.45	Future Spread Agreement for Non-Agency Mortgage Loans, dated as of January 6, 2013, between Nationstar Mortgage LLC and MSR XIII LLC (incorporated by reference to the Registrant’s Report on Form 10-K for the year ended December 31, 2012, Exhibit 10.46).

10.46	Purchase Agreement, among the Sellers listed therein, HSBC Finance Corporation and SpringCastle Acquisition LLC, dated March 5, 2013 (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 99.1, filed on March 11, 2013.

10.47	Form of Interim Servicing Agreement, among the Interim Servicers listed therein, HSBC Bank USA, National Association and SpringCastle Acquisition LLC (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 99.1, filed on March 11, 2013).

10.48	Restructuring Support Agreement, dated as of September 3, 2013 by and among the Registrant, GateHouse Media, Inc. and the other parties named therein (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 4.1, filed on September 10, 2013).

10.49	Investment Commitment Letter, dated as of September 3, 2013 by and among the Registrant, GateHouse Media, Inc. and the other parties named therein (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 4.2, filed on September 10, 2013).

21.1	Subsidiaries of the Registrant (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, Exhibit 21.1)

31.1.	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

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

November 1, 2013

By:	/s/ Jonathan R. Brown
Jonathan R. Brown
Interim Chief Financial Officer and Principal Accounting Officer

November 1, 2013

